Form 10-QT
period 1998-12-31
ENTERCOM COMMUNICATIONS CORP
filed 1999-03-12
CIK 1067837

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from October 1, 1998 to December 31, 1998


                        COMMISSION FILE NUMBER: 001-14461


                          Entercom Communications Corp.
             (Exact name of registrant as specified in its charter)


        PENNSYLVANIA                                   23-1701044
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation of organization)

                           401 CITY AVENUE, SUITE 409
                         BALA CYNWYD, PENNSYLVANIA 19004
              (Address of principal executive offices and Zip Code)

                                 (610) 660-5610
              (Registrant's telephone number, including area code)

                        Former Fiscal Year: September 30
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class A Common Stock, $.01 par value -
               24,629,694 Shares Outstanding as of March 12, 1999

          Class B Common Stock, $.01 par value -
               10,531,805 Shares Outstanding as of March 12, 1999

          Class C Common Stock, $.01 par value -
               1,995,669 Shares Outstanding as of March 12, 1999

                          ENTERCOM COMMUNICATIONS CORP.

                                      INDEX


                                                                           PAGE
PART I -     FINANCIAL INFORMATION

   ITEM 1.   Financial Statements..........................................  1

   ITEM 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations..................................  8

   ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk...  13

PART II -    OTHER INFORMATION

   ITEM 1.   Legal Proceedings............................................  14

   ITEM 2.   Changes in Securities and Use of Proceeds....................  14

   ITEM 3.   Defaults Upon Senior Securities..............................  14

   ITEM 4.   Submission of Matters to a Vote of Security Holders..........  14

   ITEM 5.   Other Information............................................  15

   ITEM 6.   Exhibits and Reports on Form 8-K.............................  15

SIGNATURES   .............................................................  16


                                       (i)

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS


                          ENTERCOM COMMUNICATIONS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)



                                 ASSETS

                                                                       SEPTEMBER 30,   DECEMBER 31
                                                                          1998           1998
                                                                                       (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents .................................       $   6,666        $   6,469
     Accounts receivable, net of allowance for doubtful
       accounts ................................................          32,524           38,511
     Prepaid expenses and deposits .............................           6,281            6,259
     Assets held for sale ......................................           5,310
     Proceeds held in escrow from sale of Tampa stations .......                           75,000
     Station acquisition deposits ..............................             344              327
                                                                       ---------        ---------
Total current assets ...........................................          51,125          126,566
                                                                       ---------        ---------

PROPERTY AND EQUIPMENT -  AT COST

     Land and land easements and land improvements .............           5,954            6,927
     Building ..................................................           3,939            4,596
     Equipment .................................................          31,979           35,804
     Furniture and fixtures ....................................           7,115            7,662
     Leasehold improvements ....................................           3,362            3,899
                                                                       ---------        ---------
                                                                          52,349           58,888
     Accumulated depreciation ..................................          (9,679)         (10,874)
                                                                       ---------        ---------
                                                                          42,670           48,014
Capital improvements in progress ...............................             387              629
                                                                       ---------        ---------
Net property and equipment .....................................          43,057           48,643
                                                                       ---------        ---------

RADIO BROADCASTING LICENSES AND OTHER INTANGIBLES -  NET                 424,716          500,545

DEFERRED CHARGES AND OTHER ASSETS - NET ........................           4,047            5,280
                                                                       ---------        ---------
TOTAL ..........................................................       $ 522,945        $ 681,034
                                                                       =========        =========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            SEPTEMBER 30,   DECEMBER 31
                                                                               1998            1998
                                                                              --------       --------
                                                                                            (UNAUDITED)
CURRENT LIABILITIES
     Accounts payable .................................................       $ 10,919       $ 18,224
     Accrued liabilities:
       Salaries .......................................................          4,052          4,322
       Interest .......................................................          1,114          1,492
       Other ..........................................................            666          1,094
     Long-term debt due within one year ...............................             10             10
                                                                              --------       --------
     Total current liabilities ........................................         16,761         25,142
                                                                              --------       --------

SENIOR DEBT ...........................................................        253,774        330,271
CONVERTIBLE SUBORDINATED NOTE
      Note payable ....................................................         25,000         25,000
      Accrued interest ................................................          4,352          4,858
      Cumulative adjustment to reflect indexing of convertible
           subordinated note ..........................................         37,911         67,414
                                                                              --------       --------
      Total convertible subordinated note .............................         67,263         97,272

MINORITY INTEREST IN EQUITY OF PARTNERSHIP ............................          2,177          2,882
                                                                              --------       --------
      Total liabilities ...............................................        339,975        455,567
                                                                              --------       --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
      Preferred Stock .................................................
      Class A common stock ............................................            110            110
      Class B common stock ............................................            105            105
      Class C common stock ............................................
      Retained earnings ...............................................        182,755        225,252
                                                                              --------       --------
      Total shareholders' equity ......................................        182,970        225,467
                                                                              --------       --------
TOTAL .................................................................       $522,945       $681,034
                                                                              ========       ========

       SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 1997 AND 1998
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                           1997             1998
                                                                         --------        --------

NET REVENUES .....................................................       $ 28,399        $ 47,363
OPERATING EXPENSES:
   Station operating expenses ....................................         18,868          29,990
   Depreciation and amortization .................................          2,880           4,358
   Corporate general and administrative expenses .................            849           1,850
   Net expense from time brokerage agreement fees ................                          1,236
                                                                         --------        --------
                                                                           22,597          37,434
                                                                         --------        --------
OPERATING INCOME .................................................          5,802           9,929
                                                                         --------        --------
OTHER EXPENSE (INCOME) ITEMS:
   Interest expense ..............................................          2,996           5,732
   Adjustment to reflect indexing of convertible subordinated
     note ........................................................         14,903          29,503
   Interest income ...............................................           (127)           (146)
   Other non-operating expenses ..................................             25             723
   Gains on sale of assets and other .............................            (43)        (69,648)
                                                                         --------        --------
   Total other expense (income) ..................................         17,754         (33,836)
                                                                         --------        --------
INCOME (LOSS)  BEFORE INCOME TAXES ...............................        (11,952)         43,765
INCOME TAXES .....................................................             81             310
                                                                         --------        --------
NET INCOME (LOSS) ................................................       $(12,033)       $ 43,455
                                                                         ========        ========
PRO FORMA DATA
PRO FORMA NET INCOME DATA:
  Income (loss) before income taxes ..............................       $(11,952)       $ 43,765
   Pro forma income taxes ........................................          1,121          27,842
                                                                         --------        --------
PRO FORMA NET INCOME (LOSS) ......................................       $(13,073)       $ 15,923
                                                                         ========        ========
PRO FORMA EARNINGS PER SHARE:
   Basic:
      Pro forma earnings (losses) ................................       $  (0.61)       $   0.64
   Diluted:
      Pro forma earnings (losses) ................................       $  (0.61)       $   0.64

WEIGHTED AVERAGE SHARES:
   Basic .........................................................         21,534          24,742
   Diluted .......................................................         21,534          24,742

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 1997 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                            DECEMBER 31,

                                                                                        1997            1998
                                                                                      --------        --------
OPERATING ACTIVITIES:
    Net income (loss) .........................................................       $(12,033)       $ 43,455
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation ..............................................................            764           1,223
    Amortization of radio broadcasting licenses, other intangibles and deferred
      charges .................................................................          2,116           3,135
    Gains on dispositions and exchanges of assets .............................            (43)        (69,648)
    Interest on the convertible subordinated  note ............................            477             506
    Adjustment to reflect indexing of convertible subordinated note ...........         14,903          29,503
    Changes in assets and liabilities which provided (used) cash:
       Accounts receivable ....................................................            135          (5,987)
       Prepaid expenses .......................................................            981            (115)
       Accounts payable, accrued liabilities and corporate state income taxes .             16           8,381
       Minority interest in equity of partnership .............................             25             705
                                                                                      --------        --------
       Net cash provided by operating activities ..............................          7,341          11,158
                                                                                      --------        --------
INVESTING ACTIVITIES:
    Additions to property and equipment .......................................         (5,012)         (2,400)
    Proceeds from sale of property and equipment, intangibles and other
       assets .................................................................             68          75,016
    Purchases of radio station assets .........................................        (15,987)        (82,903)
    Purchase of investment ....................................................                         (1,000)
    Deferred charges and other assets .........................................            (50)           (622)
    Proceeds held in escrow from sale of Tampa stations .......................                        (75,000)
    Station acquisition deposits ..............................................          3,511              15
                                                                                      --------        --------
       NET CASH USED IN INVESTING ACTIVITIES ..................................        (17,470)        (86,894)
                                                                                      --------        --------
FINANCING ACTIVITIES:
    Payments of long-term debt ................................................         (3,000)         (3,003)
    Proceeds from issuance of long-term debt ..................................         13,000          79,500
    Dividends paid ............................................................                           (958)
                                                                                      --------        --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES ..............................         10,000          75,539
                                                                                      --------        --------
NET DECREASE  IN CASH AND CASH EQUIVALENTS ....................................           (129)           (197)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................................          3,626           6,666
                                                                                      --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................................       $  3,497        $  6,469
                                                                                      ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION ----
   Cash paid during the period for:
      Interest ................................................................       $  2,980        $  5,698
                                                                                      ========        ========
      Income taxes ............................................................       $     31        $     60
                                                                                      ========        ========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 1997 AND 1998

1.         BASIS OF PRESENTATION

           The accompanying unaudited financial statements for Entercom Communications Corp. (formerly Entertainment Communications, Inc.) (the "Company") have been prepared in accordance with (i) generally accepted accounting principles for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

            This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements as of September 30, 1998, as presented in the Company's registration statement on Form S-1, filed with the Securities and Exchange Commission and dated January 28, 1999.

           Operating results for the three month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. Certain prior year amounts have been reclassified to conform with the current year's presentation, which had no effect on net income or shareholders' equity.

           The Company has filed a Form 8-K, indicating, among other things, its change for financial reporting purposes, from a fiscal year ending September 30 to a calendar year ending December 31, effective January 1, 1999.

           For the three months ended December 31, 1998, the weighted average outstanding shares have been increased by 3,208,000 shares, which represent the number of shares which, when multiplied by an offering price of $22.50 per share, would be sufficient to replace the capital in excess of the current period's earnings which was authorized for subsequent distribution to the shareholders of the Company while the Company was an S Corporation (the "S Corporation Shareholders"), prior to the initial public offering of 13,627,500 shares of the Company's Class A Common Stock at an offering price of $22.50 (the "IPO").

2.         ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

Completed Acquisitions, Divestitures and Investments

           On December 11, 1998, the Company acquired the assets of WRKO-AM and WEEI-AM, serving the Boston radio market, from CBS Radio, Inc. ("CBS") for $82.0 million (the "First Boston Transaction"). The Company incurred transaction costs of approximately $284,000 related to this acquisition. Broadcasting licenses and other intangibles in the amount of $77.8 million were recorded in connection with this transaction.

           On December 14, 1998, the Company acquired the assets of KSLM-AM, serving the Salem, Oregon radio market, from Willamette Broadcasting Co. for $605,000. The Company incurred transaction costs of approximately $14,000 related to this acquisition. Broadcasting licenses and other intangibles in the amount of $506,100 were recorded in connection with this transaction.

           On December 21, 1998, the Company purchased 200,000 shares of the common stock of USA Digital Radio, Inc., at a per share price of $5.00, for an aggregate investment of $1.0 million. USA Digital Radio, Inc. is a developer of in-band AM and FM digital audio broadcasting technology.

           On December 22, 1998, the Company sold the assets of WLLD-FM and WYUU-FM, serving the Tampa, Florida radio market to CBS for $75.0 million (the "Tampa Transaction"), resulting in a gain of approximately $69.6 million.

Pending Acquisitions

           In August 1998, the Company entered into an agreement with CBS pursuant to which it agreed to purchase WAAF-FM and WEGQ-FM in Boston and WWTM-AM in Worchester for $58.0 million in cash (the "Second Boston Transaction"). In September, 1998, the Company began operating these stations under a time brokerage agreement ("TBA"). On February 22, 1999, the Company consummated the Second Boston Transaction.

           On December 9, 1998, the Company entered into an agreement to acquire WREN-AM, a radio station serving Kansas City, Kansas, from Mortenson Broadcasting Company of Canton, LLC and Mortenson Broadcasting Company for the sum of $2.8 million. It is anticipated that this transaction will close in the first half of the calendar year 1999.

           The following unaudited pro forma summary presents the consolidated results of operations as if the transactions which occurred during the period of October 1, 1997 through December 31, 1998 had all occurred as of October 1, 1997, after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions and other transactions occurred as of October 1, 1997. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of (i) what would have occurred had the acquisitions and other transactions been made as of that date or (ii)results which may occur in the future.

                                                 (UNAUDITED)
                                            PERIODS ENDED DECEMBER 31,
                                            --------------------------
                                            1997            1998
                                           ----            ----
Net revenues ......................       $ 37,725        $ 47,363
Loss before gains on sale of assets       $(15,185)       $(26,078)
Net income (loss) .................       $ 54,506        $(26,078)


3.         DEBT

           The Company has a senior secured Credit Facility (the "Credit Facility") with a syndicate of banks which allows the Company to borrow up to $350.0 million on a reducing, revolving basis. Availability under the Credit Facility reduces quarterly beginning June 30, 2000, in amounts which vary from $4.4 million to $17.5 million. As of December 31, 1998, the Company had approximately $330.0 million of borrowings outstanding under the Credit Facility. The current outstanding indebtedness under the Credit Facility was not reduced by the $75.0 million proceeds from the Tampa Transaction as these funds were being held in escrow in a qualified intermediary account.

           In connection with the Company's IPO which was completed on February 3, 1999, the Company received approximately $236.1 million in net proceeds which was used to repay revolving indebtedness outstanding under the Credit Facility. As of March 5, 1999, the Company had revolving indebtedness outstanding under the Credit Facility of approximately $147.5 million, which included $58.0 million in connection with the consummation of the Second Boston Transaction. See Note 5, Subsequent Events.

4.         COMMITMENTS AND CONTINGENCIES

Acquisitions

           The Company entered into a preliminary agreement on February 6, 1996, to acquire the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation, subject to approval by the FCC, for a purchase price of $25.0 million. Notwithstanding efforts by the Company to pursue this transaction, the seller has been nonresponsive. Accordingly, the Company cannot determine if and when the transaction might occur.

Contingencies

           The Company is subject to various outstanding claims which arose in the ordinary course of business and to other legal proceedings. In the opinion of management, any liability of the Company which may arise out of or with respect to these matters will not materially affect the financial position, results of operations or cash flows of the Company.


5.         SUBSEQUENT EVENTS

           On February 3, 1999, the Company completed the IPO, pursuant to which 13,627,500 shares of Class A Common Stock were sold to the public at a price of $22.50 per share. Of the 13,627,500 shares sold, the Company sold 11,300,000 and Chase Capital Partners ("Chase Capital"), the sole selling shareholder, sold 2,327,500 shares. The net proceeds to the Company, after deducting underwriting discounts and other offering expenses was approximately $236.1 million. In connection with the IPO, the following events occurred:

           Effective January 28, 1999 (the "Revocation Date"), the Company revoked its S Corporation status with the Internal Revenue Service and therefore the last day the Company was taxed as an S Corporation was January 27, 1999. As a result, all of the Company's net income after January 27, 1999 will be taxed to the Company rather than taxed to the Company's shareholders.

           Prior to the revocation of its S Corporation status, the Company declared a dividend (the "S Distribution"), conditioned upon consummation of the IPO, payable to its former S Corporation Shareholders in the amount of $88.1 million, which the Company estimated would be the undistributed balance of the income of the Company which had been taxed or is taxable to its S Corporation Shareholders as of the Revocation Date. On March 2, 1999, the Company distributed $75.0 million to its S Corporation Shareholders as partial payment of the S Distribution. The Company anticipates paying the remaining $13.1 million in April, 1999.

           As a result of the revocation of its S Corporation status and its resulting treatment as a C Corporation, the Company will record a non-cash deferred tax expense of approximately $81.7 million in the quarter ending March 31, 1999, resulting from the recording of a deferred income tax asset of $4.3 million and a deferred income tax liability of $86.0 million.

           Prior to the IPO, Chase Capital, which held a Convertible Subordinated Promissory Note of the Company (the "Convertible Subordinated Note") with principal in the amount of $25.0 million, converted the Convertible Subordinated Note into 2,327,500 shares of Class A Common Stock and 1,995,669 shares of Class C Common Stock (the "Chase Conversion"). At the time of the Chase Conversion, the market value of the shares into which the Convertible Subordinated Note was convertible, was approximately $97.3 million (the principal amount of the Convertible Subordinated Note plus accrued interest amounted to approximately $29.9 million, and the cumulative adjustment to reflect indexing of the Convertible Subordinated Note was approximately $67.4 million). The Convertible Subordinated Note has been retired and there is no further obligation due.

           On January 22, 1999, in a related party transaction, the Company purchased a 1% minority interest in ECI License Company, L.P. for $3.4 million. ECI License Company, L.P. is a limited partnership in which the Company is the general partner and owns a 99% interest. ECI License Company, L.P. owns certain of the Company's FCC licenses.

           In August 1998, the Company entered into an agreement with CBS pursuant to which it agreed to purchase WAAF-FM and WEGQ-FM in Boston and WWTM-AM in Worchester for $58.0 million in cash (the "Second Boston Transaction"). In September, 1998, the Company began operating these stations under a TBA. On February 22, 1999, the Company consummated the Second Boston Transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           This report contains, in addition to historical information, statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management's current views and are based on certain assumptions. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, but not limited to, the following: (i) the highly competitive nature of, and new technologies in, the radio broadcasting industry; (ii) the Company's dependence upon its Seattle radio stations; (iii) the risks associated with the Company's acquisition strategy; (iv) the control of the Company by Joseph M. Field and David J. Field; (v) the Company's vulnerability to changes in federal legislation or FCC regulatory policy; and (vi) those matters discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GENERAL

           The Company, founded in 1968, will own and operate 42 stations, 25 FM and 17 AM, in eight markets, including five of the country's top 30 radio advertising markets, upon completion of all pending acquisitions. The Company has built the largest radio station clusters, based on gross revenues, in Seattle and Kansas City, and has the second or third largest cluster in each of its other markets.

           The following discussion and analysis of financial condition and results of the Company should be read in conjunction with the unaudited interim consolidated financial statements and related notes thereto of the Company included elsewhere in this report. Historically, the Company has operated with an October 1st to September 30th fiscal year. All references herein, with the exception of specific references to calendar year periods, are based on the Company's fiscal year ending on September 30. The Company has filed a Form 8-K reflecting, among other things, its change for financial reporting purposes to a calendar year of January 1 to December 31, effective January 1, 1999. The Company plans to change to a calendar year for tax reporting purposes, effective on January 1, 2000.

           A radio broadcasting company's revenues are derived primarily from the sale of broadcasting time to local and national advertisers. Those revenues are largely determined by the advertising rates that a radio station is able to charge and the number of advertisements that can be broadcast without jeopardizing listener levels. Advertising rates are primarily based on three factors: (i) a station's audience share in the demographic groups targeted by advertisers, as measured principally by quarterly reports issued by the Arbitron Ratings Company ("Arbitron"); (ii) the number of radio stations in the market competing for the same demographic groups; and (iii) the supply of and demand for radio advertising time.

           Several factors may adversely affect a radio broadcasting company's performance in any given period. In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. Typically, revenues are lowest in the first calendar quarter of the year. The Company generally incurs advertising and promotional expenses to increase "listenership" and Arbitron ratings. However, since Arbitron reports ratings quarterly, any increased ratings, and any corresponding increased advertising revenues, tend to lag behind the incurrence of such advertising and promotional spending.

           Radio broadcasting companies often derive revenues from TBAs and Joint Sales Agreements ("JSAs"). In a TBA, a licensed radio station operator will enter into an agreement to provide a substantial amount of the broadcast programming for a radio station that is owned by a separate licensee. In a JSA, a licensed radio station operator agrees to sell commercial advertising for a radio station that is owned by a separate licensee. Typically, the Company uses TBAs and JSAs to operate radio stations that it has agreed to acquire prior to the time that the acquisition is completed. Revenues recognized under TBAs or JSAs for stations operated by the Company prior to acquiring the stations are included in net revenues, and operating expenses associated with these stations are reflected in station operating expenses. Consequently, there is no difference in the method of revenue and operating expense recognition between a station operated by the Company under a TBA or JSA and a station owned and operated by the Company.

           In the following analysis, management discusses broadcast cash flow and after-tax cash flow. Neither broadcast cash flow nor after-tax cash flow purports to represent net income, operating income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and they should not be considered in isolation or as a substitute for such measurements. Broadcast cash flow consists of operating income before depreciation, amortization, net expense (income) from TBA fees and corporate expenses. After-tax cash flow consists of pro forma net income minus net gains on sale of assets (net of tax) and plus the following: depreciation, amortization, the amount of the adjustment to reflect indexing of the Convertible Subordinated Note and the amount of the deferred tax provision (or minus the deferred tax benefit). In part due to the non-capital-intensive nature of the radio broadcasting industry and the high level of non-cash depreciation and amortization expense, broadcast cash flow and after-tax cash flow are frequently used as bases for evaluating radio broadcasting businesses, although the Company's measures of broadcast cash flow and after-tax cash flow may not be comparable to similarly titled measures of other companies.

         The Company calculates "same station" growth by (i) comparing the performance of stations operated by the Company (including operation under a TBA or JSA) throughout a relevant quarter to the performance of those same stations (whether or not operated by the Company) in the prior year's corresponding quarter, excluding the effect of barter revenues and expenses and divested stations and (ii) averaging such growth rates for the period presented. "Same station broadcast cash flow margin" is the broadcast cash flow margin of the stations included in the Company's same station calculations. For purposes of the following discussion, (i) pro forma net income represents historical income before income taxes, adjusted as if the Company were treated as a C Corporation during all relevant periods at an effective tax rate of 38%, applied to income from operations before income taxes , excluding the effect of the adjustment to reflect indexing of the Convertible Subordinated Note (as such adjustment is not tax-deductible) of $14.9 million and $29.5 million for the quarters ending December 31, 1997 and 1998, respectively, and (ii) broadcast cash flow margin represents broadcast cash flow as a percentage of net revenues.

RESULTS OF OPERATIONS

         The following presents the results of operations of the Company for the three months ended December 31, 1998 and December 31, 1997, and should be read in conjunction with the condensed consolidated financial statements of the Company and the related notes included elsewhere in this Form 10-Q.

THREE MONTHS ENDED DECEMBER 31, 1998 V. DECEMBER 31, 1997

                                                                                 THREE MONTHS ENDED
                                                                  --------------------------------------------------
                                                                   DECEMBER 31, 1998       DECEMBER 31, 1997
                                                                         (Dollar amounts in thousands)
NET REVENUES                                                      $  47,363               $  28,399

                                                   Increase of    $  18,964 or 66.8 %



          Of the increase in net revenues, $17.9 million is attributable to stations acquired or that were in the process of being acquired since October 1, 1997, offset by $2.7 million for stations divested or that were in the process of being divested during the same period. On a same station basis, net revenues increased 16.5% from $40.3 million to $46.9 million.


                                                                                 THREE MONTHS ENDED
                                                                  --------------------------------------------------
                                                                  DECEMBER 31, 1998       DECEMBER 31, 1997
                                                                            (Dollar amounts in thousands)

STATION OPERATING EXPENSES                                        $  29,990               $  18,868
                                                   Increase of    $  11,122 or 58.9%

Percentage of Net Revenues                                             63.3%                   66.4%


         Of the increase in station operating expenses, $11.3 million is attributable to stations acquired or that were in the process of being acquired since October 1, 1997, offset by $1.6 million for stations divested or that were in the process of being divested during the same period. On a same station basis, station operating expenses increased 3.4% to $29.4 million from $28.4 million.


                                                                                 THREE MONTHS ENDED
                                                                  --------------------------------------------------
                                                                  DECEMBER 31, 1998       DECEMBER 31, 1997
                                                                            (Dollar amounts in thousands)
CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES                     $   1,850              $       849
                                                    Increase of    $   1,001 or 117.9 %
Percentage of Net Revenues                                                        3.9 %           3.0 %


         The increase in corporate expenses was mainly attributable to higher administrative expenses associated with supporting the Company's growth and increasing staff in anticipation of operation as a public company.

                                                                                 THREE MONTHS ENDED
                                                                  --------------------------------------------------
                                                                  DECEMBER 31, 1998       DECEMBER 31, 1997
                                                                            (Dollar amounts in thousands)
DEPRECIATION AND AMORTIZATION                                     $    4,358              $      2,880
                                                   Increase of    $    1,478 or 51.3 %

Percentage of Net Revenues                                                       9.2 %            10.1 %


          The increase in depreciation and amortization was mainly attributable to the Company's acquisitions net of divestitures since October 1, 1997.


                                                                                 THREE MONTHS ENDED
                                                                  --------------------------------------------------
                                                                  DECEMBER 31, 1998       DECEMBER 31, 1997
                                                                            (Dollar amounts in thousands)
INTEREST EXPENSE                                                  $    5,732              $      2,996

                                                   Increase of    $    2,736 or 91.3 %
Percentage of Net Revenues                                                      12.1 %             10.6 %


          The increase in interest expense was mainly attributable to indebtedness incurred in connection with the Company's acquisitions.

                                                                                 THREE MONTHS ENDED
                                                                  --------------------------------------------------
                                                                  DECEMBER 31, 1998       DECEMBER 31, 1997
                                                                            (Dollar amounts in thousands)
INCOME (LOSS)  BEFORE INCOME TAXES                                $ 43,765                $ (11,952)
                                                   Increase of    $ 55,717 or 466.2 %

          Of the increase, $69.6 million is attributable to an increase in gain on the sale of assets and $14.6 million is attributable to an increase in expense resulting from an adjustment to reflect indexing of the Convertible Subordinated Note. The gains on the sale of assets are derived from the Company's disposition of stations in the Tampa radio market during the quarter ended December 31, 1998. The Company does not expect such significant gains on the sale of assets to continue in the future.


OTHER DATA                                                                       THREE MONTHS ENDED
                                                                  --------------------------------------------------
                                                                  DECEMBER 31, 1998       DECEMBER 31, 1997
                                                                            (Dollar amounts in thousands)
PRO FORMA NET INCOME                                              $  15,923               $ (13,073)
                                                   Increase of    $  28,996 or 221.8 %

   The increase in pro forma net income is primarily attributable to gains, net of taxes of $43.2 million on the sale of assets, derived from the Company's disposition of stations in the Tampa radio market during the quarter ended December 31, 1998. In addition, pro forma net income was adversely effected by $14.6 million attributable to an adjustment to reflect indexing of the Convertible Subordinated Note.

                                                                                 THREE MONTHS ENDED
                                                                  --------------------------------------------------
                                                                  DECEMBER 31, 1998       DECEMBER 31, 1997
                                                                            (Dollar amounts in thousands)
BROADCAST CASH FLOW                                               $ 17,373                 $   9,531
                                                   Increase of    $  7,842 or 82.3 %

   Of the increase in broadcast cash flow, $6.9 million is attributable to stations acquired or that were in the process of being acquired since October 1, 1997, offset by $1.1 million for stations divested or that were in the process of being divested during the same period. On a same station basis, broadcast cash flow increased 48.0% to $17.5 million from $11.8 million.

                                                                                 THREE MONTHS ENDED
                                                                  --------------------------------------------------
                                                                  DECEMBER 31, 1998       DECEMBER 31, 1997
                                                                            (Dollar amounts in thousands)
BROADCAST CASH FLOW MARGIN                                             36.6%                    33.6%


   The increase in broadcast cash flow margin is attributable to improved revenues and expense management associated with newly acquired stations. On a same station basis, the Company's broadcast cash flow margin increased to 37.4% from 29.4%.

                                                                                 THREE MONTHS ENDED
                                                                  --------------------------------------------------
                                                                  DECEMBER 31, 1998       DECEMBER 31, 1997
                                                                            (Dollar amounts in thousands)
PRO FORMA AFTER-TAX CASH FLOW                                     $7,985                    $5,003
                                                   Increase of    $2,982 or 59.6 %

   The increase in pro forma after-tax cash flow is attributable to improved operations of existing stations and the net effect of newly acquired properties, taking into consideration pro forma income taxes as though the Company had reported as a C corporation.

LIQUIDITY AND CAPITAL RESOURCES

   The Company uses a significant portion of its capital resources to consummate acquisitions. These acquisitions are funded from one or a combination of the following sources: (i) the Credit Facility (described below), (ii) the swapping of Company-owned radio stations in transactions which qualify as "like-kind" exchanges under Section 1031 of the Internal Revenue Code and (iii) internally-generated cash flow.

   Net cash flows provided by operating activities were $11.2 million and $7.3 million for the quarters ended December 31, 1998 and 1997, respectively. Changes in the Company's net cash flows from operating activities are primarily a result of changes in advertising revenues and station operating expenses which are affected by the acquisition and disposition of stations during those periods.

   Net cash flows used in investing activities were $86.9 million and $17.5 million for the quarters ended December 31, 1998 and 1997, respectively. Net cash flows provided by financing activities were $75.5 million and $10.0 million for the quarters ended December 31, 1998 and 1997, respectively. These cash flows reflect the acquisitions consummated in the relevant periods and the related borrowings.

   On February 3, 1999, upon the consummation of the IPO, the Company received net proceeds of approximately $236.1 million, after deduction of discounts, commissions, fees and expenses. The proceeds were used to reduce outstanding indebtedness under the Credit Facility. Additionally, the Company has committed to pay (i) $88. million to its former S Corporation Shareholders, and on March 2, 1999, distributed $75.0 million as partial payment of the S Distribution, (ii) $58.0 million to fund the Second Boston Transaction, which was consummated on February 22, 1999 and (iii) $2.7 million to fund the remaining balance of the purchase price for the acquisition of WREN-AM.

   In addition to debt service, the Company's principal liquidity requirements are for working capital and general corporate purposes, including capital expenditures, and, if appropriate opportunities arise, acquisitions of additional radio stations. For calendar 1999, management anticipates maintenance capital expenditures to be between $1.0 million and $1.5 million and total capital expenditures to be between $3.5 million and $5.0 million. Management believes that cash from operating activities, together with available revolving credit borrowings under the Credit Facility, should be sufficient to permit the Company to meet its financial obligations and fund its operations. However, the Company may require additional financing for future acquisitions, if any, and there can be no assurance that it would be able to obtain such financing on terms considered to be favorable by management.

   The Company entered into the Credit Facility, dated as of February 13, 1998, as amended October 8, 1998, with a syndicate of banks, for a $350.0 million revolving credit facility, subject to compliance with certain financial ratios. The Credit Facility was established to: (i) refinance existing indebtedness of the Company, (ii) provide working capital and (iii) fund corporate acquisitions. At the Company's election, interest on any outstanding principal accrues at a rate based on either LIBOR plus a spread which ranges from 0.5% to 2.125% or on KeyBank N.A.'s base rate plus a spread of up to 0.875%, depending on the Company's leverage ratio. Although the Company may borrow, repay and reborrow under the Credit Facility, the aggregate maximum amount that the Company can have outstanding at any one time is reduced on a quarterly basis beginning on June 30, 2000. The final maturity date for the Credit Facility is February 13, 2006. The Credit Facility requires the Company to comply with certain financial covenants and leverage ratios, with which management believes the Company is in compliance.

   As of December 31, 1998, the Company had approximately $330.0 million of borrowings outstanding under the Credit Facility; approximately $77.0 million of such indebtedness was incurred in connection with the First Boston Transaction and the remainder was incurred to fund other acquisitions and for general corporate purposes. As of March 5, 1999, the Company had revolving indebtedness outstanding under the Credit Facility of $147.5 million, which included $58.0 million in connection with the Second Boston Transaction.

   The Credit Facility requires the Company to protect itself from interest rate fluctuations through the use of derivative rate hedging instruments. As a result, the Company has entered into various convertible rate cap and interest rate swap transactions with various banks (the "Rate Hedging Transactions") designed to mitigate the Company's exposure to significantly higher floating interest rates. A rate cap agreement establishes an upper limit or "cap" for the base LIBOR rate. Swap agreements require that the Company pay a fixed rate of interest on the notional amount to a bank and the bank pay to the Company a variable rate equal to three-month LIBOR interest rate. Certain of the swap agreements grant the bank the option to terminate the transaction prior to its respective expiration date in certain limited circumstances. Currently, the Company has Rate Hedging Transactions in place for a total notional amount of $129.0 million.

     All of the Rate Hedging Transactions are tied to the three-month LIBOR interest rate, which may fluctuate daily, and which may fluctuate significantly. Any increase in the three-month LIBOR rate results in a decrease in the amount of unrecognized loss by the Company, while any decrease in the three-month LIBOR rate results in an increase in the amount of unrecognized loss by the Company. An increase in the three-month LIBOR rate results in a more favorable valuation of each of the Rate Hedging Transactions. Correspondingly, a decrease in the three-month LIBOR rate results in a less favorable valuation of each of the Rate Hedging Transactions. The three-month LIBOR rate at December 31, 1998 was higher than the rate at September 30, 1998. This increase resulted in lower unrecognized losses by the Company from the Rate Hedging Transactions.

RECENT PRONOUNCEMENTS

   In June 1998, the FASB issued SFAS No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and should not be applied retroactively to financial statements of prior periods. Management has not yet determined what effect, if any, this statement will have on the Company.

IMPACT OF YEAR 2000 ISSUES

   The Company relies, directly and indirectly, on information technology systems to operate its radio stations, provide its radio stations with up-to-date news and perform a variety of administrative services including accounting, financial reporting, advertiser spot scheduling, payroll and invoicing. Most of these information technology systems, such as Marketron, Columbine, Ultipro, Solomon and Novell, are standard commercial software products used both throughout the radio broadcasting industry and in other industries. The Company also uses non-information technology systems, such as microchips for dating and other automated functions. All of these technology systems could potentially be affected by Year 2000 Issues.

   In order to minimize the risk of Year 2000 related losses, the Company is conducting a comprehensive assessment of its Year 2000 Issues. This assessment consists of (i) an analysis of all of the information and non-information technology systems that the Company uses, including the circulation of Year 2000 compliance questionnaires to the chief engineers of each of the Company's stations, requiring them to evaluate their respective station's preparedness for Year 2000 Issues and (ii) an inquiry as to the Year 2000 status of third parties material to the Company's operations, including the transmission of letters to all key service providers requesting written confirmation of their Year 2000 readiness.

   Although the Company is still in the process of assessment, the Company has determined that most of the technology systems it uses internally are Year 2000 compliant. Management believes that, while difficult to fully assess, Year 2000 Issues should not have a material adverse effect on the Company's broadcast operations.

   The Company expects to have completed its Year 2000 remediation efforts by the end of the second quarter of 1999. Additionally, the Company will develop a contingency plan for dealing with Year 2000 Issues caused by systems external to the Company by the end of the third quarter of fiscal 1999. Since most of the Year 2000 compliance achieved by the Company to date has been done through the normal upgrading process, separate costs have not been allocated to the Year 2000 Issue.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   Required disclosure in this item is made above under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None to report.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On January 29, 1999, the Company commenced the IPO of its Class A common stock, $.01 par value. The registration statement relating to this offering (File No. 333-61381) was declared effective on January 28, 1999. Credit Suisse First Boston Corporation, BT Alex. Brown, Goldman, Sachs & Co., and Morgan Stanley Dean Witter were the managing underwriters of the IPO. On February 3, 1999, the Company consummated the IPO. The number of shares registered, the aggregate price of the offering amount registered, the amount sold and the aggregate offering price of the amount sold by the Company and Chase Capital, as the sole selling shareholder of the Company in the IPO, were as follows:


                               Shares of Class A         Aggregate
                               -----------------         ---------
                                     Common           Price of Shares      Amount of Shares         Aggregate
                                     ------           ---------------      ----------------         ---------
                                   Registered            Registered              Sold          Price of Shares Sold
                                   ----------            ----------              ----          --------------------
The Company                        11,300,000           $254,250,000          11,300,000           $254,250,000

The Selling Shareholder             2,327,500           $52,368,750            2,327,500           $52,368,750

The Company incurred the following expenses with respect to the IPO during the period from May 1998 through February 3, 1999. These expenses include the payment of $46,772.45 to the law firm of Stradley Ronin Stevens & Young, LLP, a firm with which S. Gordon Elkins, a director of the Company, is affiliated. Except for the payment of this expense, none of the following expenses were direct or indirect payments to directors, officers, general partners of the Company or their affiliates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company:

  Underwriting Discounts                            Underwriters'                                Total Company
      and Commissions          Finders' Fees           Expenses           Other Expenses            Expenses
--------------------------   -----------------   -------------------   ----------------------   ------------------
        $15,255,000                  $0                   $0                $2,860,900             $18,115,900


The net proceeds from the IPO to the Company after deducting the foregoing discounts, commissions, fees and expenses were $236,134,100. All of these proceeds have been used by the Company since the IPO to repay existing revolving indebtedness outstanding under the Credit Facility.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None to report.

ITEM 5.  OTHER INFORMATION

The Company has filed a Form 8-K on March 12, 1999, reflecting its change for financial reporting purposes, from a fiscal year of October 1 to September 30, to a calendar year of January 1 to December 31, effective January 1, 1999; and disclosing the consummation of the Second Boston Transaction.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits


Exhibit
Number        Description
------        -----------
3.01          Amended and Restated Articles of Incorporation of the Registrant**

3.02          Amended and Restated Bylaws of the Registrant**

10.01 Employment Agreement, dated December 17, 1998, between the Registrant and David J. Field**

10.02 Employment Agreement, dated June 25, 1993, between the Registrant and Joseph M. Field**

10.03 Employment Agreement, dated November 13, 1998, between the Registrant and Stephen F. Fisher**

10.04 Employment Agreement, dated December 17, 1998, between the Registrant and John C. Donlevie**

27.01         Financial Data Schedule*

----------

*             Filed herewith.

** Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-61381).

(b) The Company did not file any reports on Form 8-K during the fiscal quarter ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ENTERCOM COMMUNICATIONS CORP.
                               (Registrant)




Date: March 12, 1999           /s/ Joseph M. Field
                               --------------------------------------------
                               Name: Joseph M. Field
                               Title: Chief Executive Officer




Date: March 12, 1999           /s/ David J. Field
                               --------------------------------------------
                               Name: David J. Field
                               Title: President and Chief Operating Officer



Date: March 12, 1999           /s/ Stephen F. Fisher
                               --------------------------------------------
                               Name: Stephen F. Fisher
                               Title: Senior Vice President and
                                      Chief Financial Officer