Form 10-Q
period 1999-03-31
ENTERCOM COMMUNICATIONS CORP
filed 1999-05-13
CIK 1067837

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________to ___________

                        COMMISSION FILE NUMBER: 001-14461
                                                ---------

                          Entercom Communications Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           PENNSYLVANIA                                          23-1701044
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation of organization)                              Identification No.)

                           401 CITY AVENUE, SUITE 409
                         BALA CYNWYD, PENNSYLVANIA 19004
              (Address of principal executive offices and Zip Code)

                                 (610) 660-5610
              (Registrant's telephone number, including area code)

                        Former Fiscal Year: September 30
                        --------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               YES [X]  NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class A Common Stock, $.01 par value -
                24,940,806 Shares Outstanding as of May 13, 1999

                     Class B Common Stock, $.01 par value -
                10,531,805 Shares Outstanding as of May 13, 1999

                     Class C Common Stock, $.01 par value -
                1,695,669 Shares Outstanding as of May 13, 1999

                                            ENTERCOM COMMUNICATIONS CORP.


                                                        INDEX


                                                                                                               PAGE
PART I -     FINANCIAL INFORMATION

   ITEM 1.   Financial Statements.................................................................................3

   ITEM 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations........................................................................10

   ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk..........................................15

PART II -    OTHER INFORMATION

   ITEM 1.   Legal Proceedings...................................................................................16

   ITEM 2.   Changes in Securities and Use of Proceeds...........................................................16

   ITEM 3.   Defaults Upon Senior Securities.....................................................................16

   ITEM 4.   Submission of Matters to a Vote of Security Holders.................................................16

   ITEM 5.   Other Information...................................................................................17

   ITEM 6.   Exhibits and Reports on Form 8-K....................................................................17

SIGNATURES   ....................................................................................................18

                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1998 AND MARCH 31, 1999
                             (dollars in thousands)
                                   (unaudited)

                                     ASSETS

                                                                          DECEMBER 31,         MARCH 31,
                                                                          ------------         ---------
                                                                             1998                 1999
                                                                             ----                 ----
CURRENT ASSETS

     Cash and cash equivalents                                            $   6,469           $   7,290
     Accounts receivable, net of allowance for doubtful accounts             38,511              32,657
     Prepaid expenses and deposits                                            6,259               6,300
     Proceeds held in escrow from sale of Tampa stations                     75,000
     Deferred tax assets                                                                          2,143
     Station acquisition deposits                                               327                 263
                                                                          ---------           ---------
Total current assets                                                        126,566              48,653
                                                                          ---------           ---------

PROPERTY AND EQUIPMENT -  AT COST
     Land and land easements and land improvements                            6,927               7,137
     Building                                                                 4,596               4,735
     Equipment                                                               35,804              38,741
     Furniture and fixtures                                                   7,662               8,262
     Leasehold improvements                                                   3,899               3,991
                                                                          ---------           ---------
                                                                             58,888              62,866
    Accumulated depreciation                                                (10,874)            (12,192)
                                                                          ---------           ---------
                                                                             48,014              50,674
    Capital improvements in progress                                            629               1,248
                                                                          ---------           ---------
Net property and equipment                                                   48,643              51,922

RADIO BROADCASTING LICENSES AND OTHER INTANGIBLES -NET                      500,545             553,352

DEFERRED CHARGES AND OTHER ASSETS - NET                                       5,280               4,295
                                                                          ---------           ---------
TOTAL                                                                     $ 681,034           $ 658,222
                                                                          =========           =========

               See notes to condensed consolidated financial statements

                          ENTERCOM COMMUNICATIONS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1998 AND MARCH 31, 1999
                             (dollars in thousands)
                                   (unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                        DECEMBER 31,          MARCH 31,
                                                                                        ------------          ---------
                                                                                            1998                 1999
                                                                                            ----                 ----
CURRENT LIABILITIES
     Accounts payable                                                                     $  18,224           $  17,417
     Accrued liabilities:
       Salaries                                                                               4,322               4,289
       Interest                                                                               1,492                 423
       Other                                                                                  1,094                 281
     Income taxes payable                                                                                           487
     Dividends payable                                                                                           12,932
     Short-term debt                                                                                              3,138
     Long-term debt due within one year                                                          10                  10
                                                                                          ---------           ---------
Total current liabilities                                                                    25,142              38,977
                                                                                          ---------           ---------
SENIOR DEBT                                                                                 330,271             147,768
                                                                                          ---------           ---------
CONVERTIBLE SUBORDINATED NOTE
      Note payable                                                                           25,000
      Accrued interest                                                                        4,858
      Cumulative adjustment to reflect indexing of Convertible Subordinated Note             67,414
                                                                                          ---------           ---------
      Total Convertible Subordinated Note                                                    97,272

DEFERRED TAX LIABILITY                                                                                           82,102

MINORITY INTEREST IN EQUITY OF PARTNERSHIP                                                    2,882
                                                                                          ---------           ---------
      Total liabilities                                                                     455,567             268,847
                                                                                          ---------           ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
      Preferred Stock
      Class A common stock                                                                      110                 246
      Class B common stock                                                                      105                 105
      Class C common stock                                                                                           20
      Additional paid-in capital                                                                                467,897
      Retained earnings (deficit)                                                           225,252             (78,653)
      Unearned compensation                                                                                        (240)
                                                                                          ---------           ---------
Total shareholders' equity                                                                  225,467             389,375
                                                                                          ---------           ---------
TOTAL                                                                                     $ 681,034           $ 658,222
                                                                                          =========           =========

            See notes to condensed consolidated financial statements

                          ENTERCOM COMMUNICATIONS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1999
             (dollars in thousands, except share and per share data)
                                   (unaudited)

                                                                                           THREE MONTHS ENDED
                                                                                           ------------------
                                                                                                MARCH 31
                                                                                                --------
                                                                                      1998                   1999
                                                                                      ----                   ----
NET REVENUES                                                                     $     24,978           $     39,599

OPERATING EXPENSES:
   Station operating expenses                                                          18,360                 28,909
   Depreciation and amortization                                                        2,966                  4,861
   Corporate general and administrative expenses                                        1,100                  1,801
   Net time brokerage agreement expenses                                                  632                    652
                                                                                 ------------           ------------
OPERATING INCOME                                                                        1,920                  3,376
                                                                                 ------------           ------------

OTHER EXPENSE (INCOME) ITEMS:
   Interest expense                                                                     2,939                  3,586
   Adjustment to reflect indexing of the Convertible Subordinated Note                  9,947
   Interest income                                                                        (44)                  (544)
   Other non-operating expenses                                                            25
   Gains on sale of assets                                                               (293)
                                                                                 ------------           ------------
   Total other expense (income)                                                        12,574                  3,042
                                                                                 ------------           ------------

INCOME (LOSS)  FROM OPERATIONS BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM                                                            (10,654)                   334

INCOME TAXES  (BENEFIT)
     Income taxes - C Corporation                                                                                791
     Income taxes - S Corporation                                                         (14)                   125
     Deferred income taxes for conversion from an  S to a C Corporation                                       79,845
                                                                                 ------------           ------------
     Total income taxes (benefit)                                                         (14)                80,761
                                                                                 ------------           ------------

LOSS BEFORE EXTRAORDINARY ITEM                                                        (10,640)               (80,427)

EXTRAORDINARY ITEM (NET OF TAX BENEFIT)                                                 2,397
                                                                                 ------------           ------------
NET LOSS                                                                         ($    13,037)          ($    80,427)
                                                                                 ============           ============

NET LOSS PER SHARE
   Basic:
      Loss before extraordinary item                                                                    ($      2.48)
      Extraordinary item, net of taxes
                                                                                                        ------------
NET LOSS PER SHARE                                                                                      ($      2.48)
                                                                                                        ============

   Diluted:
      Loss before extraordinary item                                                                    ($      2.48)
      Extraordinary item, net of taxes
                                                                                                        ============
NET LOSS PER SHARE                                                                                      ($      2.48)
                                                                                                        ============

PRO FORMA DATA
PRO FORMA NET INCOME DATA:
   Income (loss) before income taxes and extraordinary item                      ($    10,654)          $        334
   Pro forma income taxes (benefit)                                                      (269)                   127
                                                                                 ------------           ------------
   Pro forma income (loss) before extraordinary item                                  (10,385)                   207
   Extraordinary item, net of pro forma taxes                                           1,489
                                                                                 ------------           ------------
PRO FORMA NET INCOME (LOSS)                                                      ($    11,874)          $        207
                                                                                 ============           ============

PRO FORMA EARNINGS (LOSS) PER SHARE:
   Basic:
      Pro forma earnings (loss) before extraordinary item                        ($      0.48)          $       0.01
      Extraordinary item, net of pro forma taxes                                         0.07
                                                                                 ------------           ------------
      Pro forma earnings (loss) per share                                        ($      0.55)          $       0.01
                                                                                 ============           ============

   Diluted:
      Pro forma earnings (loss) before extraordinary item                        ($      0.48)          $       0.01
      Extraordinary item, net of pro forma taxes                                  $      0.07
                                                                                 ------------           ------------
      Pro forma earnings (loss) per share                                        ($      0.55)          $       0.01
                                                                                 ============           ============

WEIGHTED AVERAGE SHARES:
   Basic                                                                           21,534,000             32,477,995
   Diluted                                                                         21,534,000             32,802,870

                See notes to condensed consolidated financial statements

                          ENTERCOM COMMUNICATIONS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                             (dollars in thousands)
                                   (unaudited)

                                                                                                         THREE MONTHS ENDED
                                                                                                         ------------------
                                                                                                             MARCH 31
                                                                                                             --------
                                                                                                   1998                  1999
                                                                                                   ----                  ----
OPERATING ACTIVITIES:
  Net loss                                                                                       ($ 13,037)          ($ 80,427)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation                                                                                       865               1,319
    Amortization of radio broadcasting licenses, other intangibles and deferred charges              2,101               3,542
    Extraordinary items                                                                              2,401
    Deferred taxes                                                                                                      79,959
    Gain on dispositions and exchanges of assets                                                      (293)
    Non-cash stock-based compensation expense                                                                               62
    Interest on Convertible Subordinated Note                                                          462
    Adjustment to reflect indexing of the Convertible Subordinated Note                              9,947
    Changes in assets and liabilities which provided (used) cash:
       Accounts receivable                                                                           3,651               5,853
       Prepaid expenses                                                                               (612)                (43)
       Accounts payable, accrued liabilities and income taxes payable                                1,537              (2,287)
       Minority interest                                                                                19
                                                                                                 ---------           ---------
           Net cash provided by operating activities                                                 7,041               7,978
                                                                                                 ---------           ---------
INVESTING ACTIVITIES:
    Additions to property and equipment                                                             (2,419)             (2,281)
    Proceeds from sale of assets                                                                         6
    Payment for exchanges of radio stations                                                           (306)
    Purchases of radio station assets                                                                                  (58,187)
    Deferred charges and other assets                                                               (1,348)                (80)
    Station acquisition deposits                                                                      (678)             75,066
                                                                                                 ---------           ---------
           Net cash (used) provided by investing activities                                         (4,745)             14,518
                                                                                                 ---------           ---------
FINANCING ACTIVITIES:
    Net proceeds from initial public offering                                                                          236,007
    Proceeds from issuance of long-term debt                                                       131,293              64,000
    Payments of long-term debt                                                                    (130,000)           (246,501)
    Dividends paid to S Corporation shareholders                                                    (1,437)            (75,181)
                                                                                                 ---------           ---------
           Net cash used by financing activities                                                      (144)            (21,675)
                                                                                                 ---------           ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                            2,152                 821
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                       3,497               6,469
                                                                                                 ---------           ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                         $   5,649           $   7,290
                                                                                                 =========           =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION --
 Cash paid during the period for:
      Interest                                                                                   $   2,002           $   4,583
                                                                                                 =========           =========
      Income taxes                                                                               $     148           $     586
                                                                                                 =========           =========

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES -

   In connection with the radio station exchange transactions completed by the Company during the three months ended March 31, 1998, the non-cash portion of assets recorded was $22,500.

   In connection with the Company's Initial Public Offering completed during the three months ended March 31, 1999, the convertible subordinated Note, net of deferred finance charges, of $96,400 was converted into equity.

   In connection with the purchase of the 1% minority interest in ECI License Company, L.P., the Company issued a short-term note payable in the amount of $3,100.

   In connection with the issue of certain awards of Restricted Stock for 11,112 shares of Class A Common, the Company increased its additional paid-in capital by $250.


            See notes to condensed consolidated financial statements

                          ENTERCOM COMMUNICATIONS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1999


1.         BASIS OF PRESENTATION

           The accompanying unaudited financial statements for Entercom Communications Corp. (the "Company") have been prepared in accordance with (i) generally accepted accounting principles for interim financial information and
(ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included.

            This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements as of September 30, 1998, as presented in the Company's registration statement on Form S-1, filed with the Securities and Exchange Commission (the "SEC") and dated January 28, 1999 and the transition report on Form 10-Q for the transition period ending December 31, 1998, filed with the SEC on March 12, 1999.

           On March 12, 1999, the Company filed a Form 8-K, indicating, among other things, its change for financial reporting purposes, from a fiscal year ending September 30 to a calendar year ending December 31, effective January 1, 1999.

           Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Certain prior year amounts have been reclassified to conform with the current year's presentation, which had no effect on net income or shareholders' equity.

                  Effective January 28, 1999 (the "Revocation Date"), in connection with the initial public offering (the "IPO") of 13,627,500 shares of Class A Common Stock of the Company at a price of $22.50 per share, the Company revoked its S Corporation status with the Internal Revenue Service and therefore the last day the Company was taxed as an S Corporation was January 27, 1999. As a result, all of the Company's net income after January 27, 1999 will be taxed to the Company rather than taxed to the Company's shareholders. The Company's effective tax rate for state and federal income taxes for the period subsequent to January 27, 1999 is at a combined rate of 38%, applied to taxable income before income taxes, which is adjusted for permanent differences between tax and book income.

           On January 29, 1999, the Company's Class A Common Stock began trading on the New York Stock Exchange. On February 3, 1999, the Company completed the IPO, pursuant to which 13,627,500 shares of Class A Common Stock were sold to the public at a price of $22.50 per share. Of the 13,627,500 shares sold, the Company sold 11,300,000 and Chase Capital Partners ("Chase Capital"), the sole selling shareholder, sold 2,327,500 shares. The net proceeds to the Company, after deducting underwriting discounts and other offering expenses was approximately $236.0 million.

           As a result of the revocation of its S Corporation status and its conversion to a C Corporation, the Company recorded a deferred income tax expense of approximately $79.8 million to reflect the cumulative effect of temporary differences between the tax and financial reporting bases of the Company's assets and liabilities attributable to the period prior to its conversion to a C Corporation.

           The unaudited pro forma net income (loss) data reflect adjustments for income taxes (benefit) as if the Company had been subject to federal and state income taxes based upon a pro forma effective tax rate of 38% applied to income before income taxes and extraordinary item, excluding the effect of an adjustment to reflect indexing of the Convertible Subordinated Note (as such adjustment is not tax deductible) of $9.9 million for the period ending March 31, 1998.

           The net loss per share and pro forma earnings (loss) per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 and, are based on the weighted average number of shares of Common Stock outstanding and dilutive common equivalent shares which include stock options and restricted stock (using the treasury stock method). For the period ended March 31,1998, the effect of the conversion of the Convertible Subordinated Note for the calculation of the pro forma loss per share was antidilutive.


2.         ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

Completed Acquisitions, Divestitures and Investments
For the Three Month Transition Period Ended December 31, 1998

           On December 11, 1998, the Company acquired the assets of WRKO-AM and WEEI-AM, serving the Boston radio market, from CBS Radio, Inc. ("CBS") for $82.0 million (the "First Boston Transaction"). The Company incurred transaction costs of approximately $0.3 million related to this acquisition. Broadcasting licenses and other intangibles in the amount of $77.8 million were recorded in connection with this transaction. The Company had operated these stations under a Time Brokerage Agreement ("TBA") since September 1998.

           On December 14, 1998, the Company acquired the assets of KSLM-AM, serving the Salem, Oregon radio market, from Willamette Broadcasting Co. for approximately $0.6 million. Broadcasting licenses and other intangibles in the amount of approximately $0.5 million were recorded in connection with this transaction.

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

For the Three Months Ended March 31, 1999

           On January 22, 1999, in a related party transaction, a wholly owned subsidiary of the Company purchased a 1% limited partnership interest in ECI License Company, L.P. for $3.4 million. ECI License Company, L.P. is a limited partnership in which the Company is the general partner, owning a 99% general partnership interest. ECI License Company, L.P. owns certain of the Company's FCC licenses. The acquisition effectively gives the Company a 100% interest in its FCC licenses.

           On February 22, 1999, the Company purchased the assets of radio stations WAAF-FM and WEGQ-FM in Boston and WWTM-AM in Worchester from CBS for $58.0 million in cash (the "Second Boston Transaction"). The Company incurred transaction costs of approximately $0.2 million related to this transaction. Broadcasting licenses and other intangibles in the amount of $55.7 million were recorded in connection with this transaction. The Company had operated these stations under a TBA since September 1998 and for the three months ended March 31, 1999, the Company incurred TBA fees in the amount of $0.7million.

Significant Events

                   Prior to the revocation of its S Corporation status, the Company declared a dividend (the "S Distribution"), conditioned upon consummation of the IPO, payable to its former S Corporation Shareholders in the amount of $88.1 million, which the Company estimated would be the undistributed balance of the income of the Company which has been taxed or is taxable to its S Corporation Shareholders as of the Revocation Date. For the period ended March 31, 1999, the Company distributed $75.2 million to its S Corporation Shareholders as a partial payment of the S Distribution. The Company paid the remaining $12.9 million on April 15, 1999 and the liability is included in the balance sheet at March 31, 1999 as a dividend payable.

           Prior to the IPO, Chase Capital, which held a Convertible Subordinated Promissory Note of the Company (the "Convertible Subordinated Note") in the principal amount of $25.0 million, converted the Convertible Subordinated Note into 2,327,500 shares of Class A Common Stock and 1,995,669 shares of Class C Common Stock (the "Chase Conversion"). At the time of the Chase Conversion, the market value of the shares into which the Convertible Subordinated Note was convertible, was approximately $97.3 million (the principal amount of the Convertible Subordinated Note plus accrued interest amounted to approximately $29.9 million, and the cumulative adjustment to reflect indexing of the Convertible Subordinated Note was approximately $67.4 million). The Convertible Subordinated Note has been retired and there is no further obligation due.

Pending Acquisitions

           On December 9, 1998, the Company entered into an agreement to acquire WREN-AM, a radio station serving Kansas City, Kansas, from Mortenson Broadcasting Company of Canton, LLC and Mortenson Broadcasting Company for the sum of $2.8 million in cash. It is anticipated that this transaction will close in the second calendar quarter of 1999.

Unaudited Pro Forma Information for Acquisitions and Divestitures

           The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition and divestiture transactions which occurred during the period of January 1,1998 through March 31, 1999 had all occurred as of January 1, 1998, after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions and other transactions occurred as of January 1, 1998. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of (i) what would have occurred had the acquisitions and other transactions been made as of that date or (ii) results which may occur in the future.

                                                                                 (UNAUDITED)
                                                                                 -----------
                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------

                                                                          1998                 1999
                                                                          ----                 ----
Net Revenues                                                             $33,662              $39,599
Loss before extraordinary items and gains on sale of assets              (14,139)             (81,107)
Loss before extraordinary items (net of tax benefits)                    (13,846)             (81,107)
Net loss                                                                 (16,243)             (81,107)

3.         DEBT

           The Company has a senior secured Credit Facility (the "Credit Facility") with a syndicate of banks which allows the Company to borrow up to $350.0 million on a reducing, revolving basis. Availability under the Credit Facility reduces quarterly beginning June 30, 2000, in amounts which vary from $4.4 million to $17.5 million. As of March 31, 1999, the Company had approximately $147.5 million of borrowings outstanding under the Credit Facility.

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

5.         SHAREHOLDERS' EQUITY

           During the three months ended March 31, 1999, the Company issued options to purchase 798,111 shares of its Class A Common Stock at prices ranging from $18.00 to $31.88 per share. All of the options become exercisable over a four year period. In connection with the grant of options with exercise prices below fair market value at the time of grant, the Company recognized compensation expense in the amount of $52,000 for the three months ended March 31, 1999.

           During the three months ended March 31, 1999, the Company issued certain Restricted Stock awards, consisting of rights to 11,112 shares of Class A Common Stock, to two directors. Such shares vest ratably on each of the next four anniversary dates of the grant. In connection with these awards, the Company recognized compensation expense in the amount of $10,400 for the three months ended March 31, 1999.

6.         SUBSEQUENT EVENTS

            On April 15, 1999, the Company distributed $12.9 million to its former S Corporation shareholders, which represented the remaining balance of the S Distribution (see Significant Events under Note 2).

           On April 22, 1999, the Company sold a building located in Seattle, Washington, to Fulcrum Technologies, L.L.C. for a cash purchase price of $1.3 million, resulting in a gain of approximately $0.5 million.

            On May 11, 1999, Chase Capital converted 300,000 shares of Class C Common Stock to 300,000 shares of Class A Common Stock.

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

GENERAL

         The Company, founded in 1968, will own and operate 42 stations, 25 FM and 17 AM, in eight markets, including five of the country's top 30 radio advertising markets, upon completion of the acquisition of WREN-AM. The Company has built the largest radio station clusters, based on gross revenues, in Seattle and Kansas City, and has the second or third largest cluster in each of its other markets.

         The following discussion and analysis of financial condition and results of the Company should be read in conjunction with the unaudited interim consolidated financial statements and related notes thereto of the Company included elsewhere in this report. Historically, the Company has operated with an October 1st to September 30th fiscal year. However, on March 12, 1999, the Company filed a Form 8-K reflecting, among other things, its change for financial reporting purposes to a calendar year of January 1 to December 31, effective January 1, 1999. The Company plans to change to a calendar year for tax reporting purposes, effective on January 1, 2000. All references herein, with the exception of specific references to fiscal year periods, are based on the Company's calendar year ending on December 31.

         A radio broadcasting company's revenues are derived primarily from the sale of broadcasting time to local and national advertisers. These revenues are largely determined by the advertising rates that a radio station is able to charge and the number of advertisements that can be broadcast without jeopardizing listener levels. Advertising rates are primarily based on three factors: (i) a station's audience share in the demographic groups targeted by advertisers, as measured principally by quarterly reports issued by the Arbitron Ratings Company ("Arbitron"); (ii) the number of radio stations in the market competing for the same demographic groups; and (iii) the supply of and demand for radio advertising time.

         Several factors may adversely affect a radio broadcasting company's performance in any given period. In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. Typically, revenues are lowest in the first calendar quarter of the year. The Company generally incurs advertising and promotional expenses to increase "listenership" and Arbitron ratings. However, since Arbitron reports ratings quarterly, any increased ratings, and any corresponding increased advertising revenues, tend to lag behind the incurrence of advertising and promotional spending.

         Radio broadcasting companies often derive revenues from TBAs and Joint Sales Agreements ("JSAs"). In a TBA, a radio station operator will enter into an agreement to provide a substantial amount of the broadcast programming for a radio station that is owned by a separate licensee. In a JSA, a licensed radio station operator agrees to sell commercial advertising for a radio station that is owned by a separate licensee. Typically, the Company uses TBAs and JSAs to operate radio stations that it has agreed to acquire prior to the time that the acquisition is completed. Revenues realized under TBAs or JSAs for stations operated by the Company prior to acquiring the stations are included in net revenues, and operating expenses associated with these stations are reflected in station operating expenses. Consequently, there is no difference in the method of revenue and operating expense recognition between a station operated by the Company under a TBA or JSA and a station owned and operated by the Company.

         In the following analysis, management discusses broadcast cash flow and after-tax cash flow. Neither broadcast cash flow nor after-tax cash flow purports to represent net income, operating income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and they should not be considered in isolation or as a substitute for such measurements. Broadcast cash flow consists of operating income before depreciation, amortization, net expense (income) from TBA fees and corporate expenses. After-tax cash flow consists of pro forma net income before extraordinary items minus net gain on sale of assets (net of tax), plus the following: depreciation, amortization, non-cash stock-based compensation expense, the amount of the adjustment to reflect indexing of the Convertible Subordinated Note and the amount of the deferred tax provision (or minus the deferred tax benefit). In part due to the non-capital-intensive nature of the radio broadcasting industry and the high level of non-cash depreciation and amortization expense, broadcast cash flow and after-tax cash flow are frequently used as bases for evaluating radio broadcasting businesses, although the Company's measures of broadcast cash flow and after-tax cash flow may not be comparable to similarly titled measures of other companies.

         The Company calculates "same station" growth by comparing the performance of stations operated by the Company (including operation under a TBA or JSA) throughout a relevant quarter to the performance of those same stations (whether or not operated by the Company) in the prior year's corresponding quarter, excluding the effect of barter revenues and expenses and divested stations. "Same station broadcast cash flow margin" is the broadcast cash flow margin of the stations included in the Company's same station calculations. For purposes of the following discussion, (i) pro forma net income represents historical income before income taxes and extraordinary items, adjusted as if the Company were treated as a C Corporation during all relevant periods at an effective tax rate of 38%, applied to income before income taxes, including permanent differences between tax and book income, and extraordinary items, excluding the effect of the adjustment to reflect indexing of the Convertible Subordinated Note (as such adjustment is not tax-deductible) of $9.9 million for the three months ended March 31, 1998, and (ii) broadcast cash flow margin represents broadcast cash flow as a percentage of net revenues.

RESULTS OF OPERATIONS

         The following presents the results of operations of the Company for the three months ended March 31, 1999 and March 31, 1998, and should be read in conjunction with the condensed consolidated financial statements of the Company and the related notes included elsewhere in this Form 10-Q.

THREE MONTHS ENDED MARCH 31, 1999 v. MARCH 31, 1998

                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                                 MARCH 31,1998                MARCH 31,1999
                                                                   (Dollar amounts in thousands)
NET REVENUES                                                                $24,978                     $39,599
                                                    Increase of             $14,621 or    58.5%
                                                    ------------------------------------------------------------

          Of the increase in net revenues, $13.3 million is attributable to stations acquired or that were in the process of being acquired since January 1, 1998, offset by $1.0 million for stations divested or that were in the process of being divested during the same period. On a same station basis, net revenues increased 16.5% from $33.6 million to $39.1 million.

                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                                 MARCH 31,1998                MARCH 31,1999
                                                                   (Dollar amounts in thousands)
STATION OPERATING EXPENSES                                                  $18,360                     $28,909
                                                    Increase of             $10,549 or    57.5%
                                                    ------------------------------------------------------------
Percentage of Net Revenues                                                    73.5%                       73.0%

         Of the increase in station operating expenses, $9.6 million is attributable to stations acquired or that were in the process of being acquired since January 1, 1998, offset by $0.7 million for stations divested or that were in the process of being divested during the same period. On a same station basis, station operating expenses increased 8.8 % to $28.4 million from $26.1 million.

                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                                 MARCH 31,1998                MARCH 31,1999
                                                                   (Dollar amounts in thousands)
CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES                               $1,100                      $1,801
                                                    Increase of                $701 or    63.7%
                                                    ------------------------------------------------------------
Percentage of Net Revenues                                                     4.4%                        4.5%

         The increase in corporate expenses was mainly attributable to higher administrative expenses associated with supporting the Company's growth and increasing staff in anticipation of operation as a public company. Also included in the current period is $0.1 million in non-cash stock-based compensation expense.

                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                                 MARCH 31,1998                MARCH 31,1999
                                                                   (Dollar amounts in thousands)
DEPRECIATION AND AMORTIZATION                                                $2,966                      $4,861
                                                    Increase of              $1,895 or    63.9%
                                                    ------------------------------------------------------------
Percentage of Net Revenues                                                    11.9%                       12.3%

The increase in depreciation and amortization was mainly attributable to the Company's acquisitions net of divestitures since January 1, 1998.

                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                                 MARCH 31,1998                MARCH 31,1999
                                                                   (Dollar amounts in thousands)
INTEREST EXPENSE                                                             $2,939                      $3,586
                                                    Increase of                $647 or    22.0%
                                                    ------------------------------------------------------------
Percentage of Net Revenues                                                    11.8%                        9.1%

The increase in interest expense was mainly attributable to indebtedness incurred in connection with the Company's acquisitions.

                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                                 MARCH 31,1998                MARCH 31,1999
                                                                   (Dollar amounts in thousands)
INCOME (LOSS) BEFORE INCOME TAXES & EXTRAORDINARY ITEM                     ($10,654)                       $334
                                                    Increase of             $10,988
                                                    ------------------------------------------------------------
Percentage of Net Revenues                                                   (42.7%)                       0.8%

Of the increase, $9.9 million is attributable to a decrease in the expense for the adjustment to reflect indexing of the Convertible Subordinated Note.

OTHER DATA                                                                   THREE MONTHS ENDED
                                                                             ------------------
                                                                 MARCH 31,1998                MARCH 31,1999
                                                                   (Dollar amounts in thousands)
PRO FORMA NET INCOME                                                       ($11,874)                       $207
                                                    Increase of             $12,081
                                                    ------------------------------------------------------------

          Of the increase, $9.9 million is attributable to a decrease in the expense for the adjustment to reflect indexing of the Convertible Subordinated Note.

                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                                 MARCH 31,1998                MARCH 31,1999
                                                                   (Dollar amounts in thousands)
BROADCAST CASH FLOW                                                          $6,618                     $10,690
                                                    Increase of              $4,072 or    61.5%
                                                    ------------------------------------------------------------

          Of the increase in broadcast cash flow, $3.6 million is attributable to stations acquired or that were in the process of being acquired since January 1, 1998, offset by $0.4 million for stations divested or that were in the process of being divested during the same period. On a same station basis, broadcast cash flow increased 43.3 % to $10.7 million from $7.5 million.

                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                                 MARCH 31,1998                MARCH 31,1999
                                                                   (Dollar amounts in thousands)
BROADCAST CASH FLOW MARGIN                                                    26.5%                       27.0%
                                                    ------------------------------------------------------------

          The increase in broadcast cash flow margin is attributable to improved revenues and expense management associated with newly acquired stations. On a same station basis, the Company's broadcast cash flow margin increased to 27.4 % from 22.3 %.

                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                                 MARCH 31,1998                MARCH 31,1999
                                                                   (Dollar amounts in thousands)
PRO FORMA AFTER-TAX CASH FLOW                                                $2,741                      $6,400
                                                    Increase of              $3,659 or    133.5%
                                                    ------------------------------------------------------------

          The increase in pro forma after-tax cash flow is attributable to improved operations of existing stations and the net effect of newly acquired properties, taking into consideration pro forma income taxes as though the Company had reported as a C corporation during the periods presented. The amount of the deferred pro forma income tax expense, excluding the amount of the current pro forma income tax expense, was $1.3 million and $0.4 million for the three months ended March 31, 1999 and 1998, respectively.


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

   Net cash flows provided by operating activities were $8.0 million and $7.0 million for the three months ended March 31, 1999 and 1998, respectively. Changes in the Company's net cash flows provided by operating activities are primarily a result of changes in advertising revenues and station operating expenses, which are affected by the acquisition and disposition of stations during those periods.

   Net cash flows provided by investing activities were $14.5 million for the three months ended March 31, 1999 and net cash flows used by investing activities were $4.7 million for the three months ended March 31, 1998. Net cash flows used by financing activities were $21.7 million and $0.1 million for the three months ended March 31, 1999 and 1998, respectively. The cash flows for the three months ended March 31, 1999 reflect (i) acquisitions consummated in the relevant periods and the related borrowings, (ii) proceeds from the IPO and the related payment of long-term debt and (iii) the partial payment of the S Distribution. The cash flows for the three months ended March 31,1998 reflect refinancing as a result of the Company's new Credit Facility.

   On February 3, 1999, upon the consummation of the IPO, the Company received net proceeds of $236.0 million, after deduction of discounts, commissions, fees and expenses. The proceeds were used to reduce outstanding indebtedness under the Credit Facility. Additionally, subsequent to March 31, 1999, the Company has paid (i) the balance of the S Distribution of $12.9 million on April 15, 1999 to its former S Corporation shareholders ($75.2 million was distributed for the period ended March 31, 1999 as partial payment of the S Distribution) and (ii) $3.1 million on April 22, 1999, to retire a note payable in connection with the purchase of the 1% minority interest in ECI License Company, L.P. Additionally, the Company has committed to pay $2.7 million to fund the remaining balance of the purchase price for the acquisition of WREN-AM.

   In addition to debt service, the Company's principal liquidity requirements are for working capital and general corporate purposes, including capital expenditures, and, if appropriate opportunities arise, acquisitions of additional radio stations. For calendar 1999, management anticipates maintenance capital expenditures to be between $1.0 million and $1.5 million and total capital expenditures to be between $6.5 million and $7.5 million. The majority of non-maintenance capital expenditures relates to studio consolidation which should result in future operating efficiencies. Management believes that cash from operating activities, together with available revolving credit borrowings under the Credit Facility, should be sufficient to permit the Company to meet its financial obligations and fund its operations. However, the Company may require additional financing for future acquisitions, if any, and there can be no assurance that it would be able to obtain such financing on terms considered to be favorable by management.

   The Company entered into the Credit Facility, dated as of February 13, 1998, as amended October 8, 1998, with a syndicate of banks, for a $350.0 million revolving credit facility, subject to compliance with certain financial ratios. The Credit Facility was established to: (i) refinance existing indebtedness of the Company, (ii) provide working capital and (iii) fund corporate acquisitions. At the Company's election, interest on any outstanding principal accrues at a rate based on either LIBOR plus a spread which ranges from 0.5% to 2.125% or on KeyBank N.A.'s base rate plus a spread of up to 0.875%, depending on the Company's leverage ratio. Although the Company may borrow, repay and re-borrow under the Credit Facility, the aggregate maximum amount that the Company can have outstanding at any one time is reduced on a quarterly basis beginning on June 30, 2000. The final maturity date for the Credit Facility is February 13, 2006. The Credit Facility requires the Company to comply with certain financial covenants and leverage ratios, with which management believes the Company is in compliance.

   As of March 31, 1999, the Company had approximately $147.5 million of borrowings outstanding under the Credit Facility in addition to an outstanding letter of credit in the amount of $4.9 million. Approximately $135.0 million of such indebtedness was incurred in connection with the First Boston Transaction and the Second Boston Transaction and the remainder was incurred to fund other acquisitions and for general corporate purposes.

RECENT PRONOUNCEMENTS

   In June 1998, the FASB issued SFAS No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and should not be applied retroactively to financial statements of prior periods. Management has not completed a full evaluation of the applicability of SFAS No. 133.

IMPACT OF YEAR 2000 ISSUES

   The Company relies, directly and indirectly, on information technology systems to operate its radio stations, provide its radio stations with up-to-date news and perform a variety of administrative services including accounting, financial reporting, advertiser spot scheduling, payroll and invoicing. Most of these information technology systems, such as Marketron, Columbine, Ultipro, Solomon and Novell, are standard commercial software products used both throughout the radio broadcasting industry and in other industries. The Company also uses non-information technology systems, such as microchips for dating and other automated functions. Information and non-information technology systems that do not properly recognize and process date sensitive information when the year changes to "2000" or "00" could generate erroneous data or cause such systems to fail ("Year 2000 Issues"). All of the Company's technology systems could potentially be affected by Year 2000 Issues.

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

      Due to (i) the preventive measures being taken in response to the Company's assessment, (ii) the relatively small degree to which the radio broadcasting industry, as compared to other industries, depends on older large computer systems or interfaces with third party computer systems, (iii) the fact that most of the Company's automated administrative services can, if needed, be performed manually and (iv) the fact that most of the Company's radio stations are equipped with emergency power systems, management believes that, while difficult to fully assess, Year 2000 Issues should not have a material adverse effect on the Company's broadcast operations.

    The Company believes that it is difficult to fully assess the risks of the Year 2000 Issues due to the numerous uncertainties surrounding the issue. Management believes that the Company's primary risks are external to the Company and relate to the Year 2000 readiness of its third party suppliers. The inability of such third party suppliers to adequately address the Year 2000 Issues on a timely basis could result in a material financial risk, including loss of revenue, substantial unanticipated costs and service interruptions. The Company plans to continue its efforts to survey all work with such third party suppliers to address all significant Year 2000 Issues in a timely manner.

   The Company expects to have completed its Year 2000 remediation efforts by the end of the second quarter of 1999. Additionally, the Company will develop a contingency plan for addressing Year 2000 Issues caused by systems external to the Company by the end of the third quarter of fiscal 1999. Since most of the Year 2000 compliance achieved by the Company to date has been done through the normal information systems upgrading process, separate costs have not been allocated to the Year 2000 Issues.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   The Credit Facility requires the Company to protect itself from interest rate fluctuations through the use of derivative rate hedging instruments. As a result, the Company has entered into various convertible rate cap and interest rate swap transactions with various banks (the "Rate Hedging Transactions") designed to mitigate the Company's exposure to significantly higher floating interest rates. A rate cap agreement establishes an upper limit or "cap" for the base LIBOR rate. Swap agreements require that the Company pay a fixed rate of interest on the notional amount to a bank and the bank pay to the Company a variable rate equal to three-month LIBOR. Certain of the swap agreements grant the bank the option to terminate the transaction prior to its respective expiration date in certain limited circumstances. Currently, the Company has Rate Hedging Transactions in place for a total notional amount of $129.0 million.

     All of the Rate Hedging Transactions are tied to the three-month LIBOR interest rate, which may fluctuate daily, and which may fluctuate significantly. Any increase in the three-month LIBOR rate results in a decrease in the amount of unrecognized loss by the Company, while any decrease in the three-month LIBOR rate results in an increase in the amount of unrecognized loss by the Company. An increase in the three-month LIBOR rate results in a more favorable valuation of each of the Rate Hedging Transactions. Correspondingly, a decrease in the three-month LIBOR rate results in a less favorable valuation of each of the Rate Hedging Transactions. The three-month LIBOR rate at March 31, 1999 was higher than the rate at December 31, 1998. This increase resulted in lower unrecognized losses by the Company from the Rate Hedging Transactions.

     See also additional disclosures regarding "Liquidity and Capital Resources" made under Item 2, above.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None to report.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On January 29, 1999, the Company commenced the IPO of its Class A common stock, $.01 par value. The registration statement relating to this offering (File No. 333-61381) was declared effective on January 28, 1999. Credit Suisse First Boston Corporation, BT Alex. Brown, Goldman, Sachs & Co., and Morgan Stanley Dean Witter were the managing underwriters of the IPO. On February 3, 1999, the Company consummated the IPO. The number of shares registered, the aggregate price of the offering amount registered, the amount sold and the aggregate offering price of the amount sold by the Company and Chase Capital, as a selling shareholder of the Company in the IPO, were as follows:

                               Shares of Class A         Aggregate
                               -----------------         ---------
                                     Common           Price of Shares      Amount of Shares         Aggregate
                                     ------           ---------------      ----------------         ---------
                                   Registered            Registered              Sold          Price of Shares Sold
                                   ----------            ----------              ----          --------------------
The Company                        11,300,000           $254,250,000          11,300,000           $254,250,000

The Selling Shareholder             2,327,500           $ 52,368,750           2,327,500           $ 52,368,750

The Company incurred the following expenses with respect to the IPO during the period from May 1998 through February 3, 1999. These expenses include the payment of $46,772.45 to the law firm of Stradley Ronon Stevens & Young, LLP, a firm with which S. Gordon Elkins, a director of the Company, is affiliated. Except for the payment of this expense, none of the following expenses were direct or indirect payments to directors, officers, general partners of the Company or their affiliates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company:

  Underwriting Discounts                            Underwriters'                                Total Company
  ----------------------                            -------------                                -------------
      and Commissions          Finders' Fees           Expenses           Other Expenses            Expenses
      ---------------          -------------           --------           --------------            --------
        $15,255,000                  $0                   $0                $2,988,000             $18,242,000

The net proceeds from the IPO to the Company after deducting the foregoing discounts, commissions, fees and expenses were approximately $236.0 million. All of these proceeds have been used by the Company since the IPO to repay existing revolving indebtedness outstanding under the Credit Facility.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None to report.

ITEM 5.  OTHER INFORMATION

The Company has filed a Form 8-K on March 12,1999, reflecting its change for financial reporting purposes, from a fiscal year of October 1 to September 30, to a calendar year of January 1 to December 31, effective January 1, 1999; and disclosing the consummation of the Second Boston Transaction.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

Exhibit
Number                                                           Description
------                                                           -----------
 3.01                     Amended and Restated Articles of Incorporation of the Registrant**

 3.02                     Amended and Restated Bylaws of the Registrant**

10.01                     Registration Rights Agreement, dated as of May 21, 1996, between the Registrant and Chase
                          Equity Associates, L.P.**

10.02                     Employment Agreement, dated June 25, 1993, between the Registrant and Joseph M. Field, as amended**

10.03                     Employment Agreement, dated December 17, 1998, between the Registrant and David J.
                          Field, as amended**

10.04                     Employment Agreement, dated December 17, 1998, between the Registrant and John C.
                          Donlevie, as amended**

10.05                     Employment Agreement, dated November 13, 1998, between the Registrant and Stephen F.
                          Fisher**

10.06                     Entercom 1998 Equity Compensation Plan**

10.09                     Loan Agreement, dated as of February 13, 1998, among the Registrant, Key Corporate Capital
                          Inc., as administrative agent, Bank of America, National Trust and Savings Association, as
                          syndication agent, and certain banks listed therein, as amended by the First Amendment to Loan
                          Agreement dated October 8, 1998**

11.01                     Calculation of Earnings Per Share*

27.01                     Financial Data Schedule*



----------

*    Filed herewith.

** Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-61381).

(b) Other than the Form 8-K described in Item 5 above, the Compamy did not file any other reports on Form 8-K during the three months ended March 31,1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ENTERCOM COMMUNICATIONS CORP.
                                       (Registrant)


Date:  May 13, 1999                    _________________________________________
                                       Name: Joseph M. Field
                                       Title: Chief Executive Officer


Date:  May 13, 1999                    _________________________________________
                                       Name: David J. Field
                                       Title: President and Chief Operating
                                       Officer


Date:  May 13, 1999                    _________________________________________
                                       Name: Stephen F. Fisher
                                       Title: Senior Vice President and
                                       Chief Financial Officer