Form 10-Q
period 1999-06-30
ENTERCOM COMMUNICATIONS CORP
filed 1999-08-11
CIK 1067837

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


                  (Former name, former address and former fiscal year, if changed since last report) Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO []

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, $.01 par value - 24,944,267 Shares Outstanding as of
                                       August 11, 1999
Class B Common Stock, $.01 par value - 10,531,805 Shares Outstanding as of
                                       August 11, 1999
Class C Common Stock, $.01 par value - 1,695,669 Shares Outstanding as of
                                       August 11, 1999

                          ENTERCOM COMMUNICATIONS CORP.


                                      INDEX

                                                                                                                   PAGE
PART I -     FINANCIAL INFORMATION

   ITEM 1.   Financial Statements................................................................................    3

   ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............   12

   ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk..........................................   19

PART II -    OTHER INFORMATION

   ITEM 1.   Legal Proceedings...................................................................................   20

   ITEM 2.   Changes in Securities and Use of Proceeds...........................................................   20

   ITEM 3.   Defaults Upon Senior Securities.....................................................................   20

   ITEM 4.   Submission of Matters to a Vote of Security Holders.................................................   20

   ITEM 5.   Other Information...................................................................................   20

   ITEM 6.   Exhibits............................................................................................   20

SIGNATURES   ....................................................................................................   21

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1998 AND JUNE 30, 1999
                             (dollars in thousands)
                                   (unaudited)

                                     ASSETS

                                                                   DECEMBER 31,    JUNE 30,
                                                                   ------------    --------
                                                                      1998           1999
                                                                      ----           ----
CURRENT ASSETS
     Cash and cash equivalents                                     $   6,469    $   8,713
     Accounts receivable, net of allowance for doubtful accounts      38,511       45,160
     Prepaid expenses and deposits                                     6,259        6,402
     Proceeds held in escrow from sale of Tampa stations              75,000
     Deferred tax assets                                                            1,949
     Station acquisition deposits                                        327          142
                                                                   ---------    ---------

Total current assets                                                 126,566       62,366
                                                                   ---------    ---------


PROPERTY AND EQUIPMENT -  AT COST
     Land and land easements and land improvements                     6,927        6,737
     Building                                                          4,596        4,509
     Equipment                                                        35,804       39,947
     Furniture and fixtures                                            7,662        9,049
     Leasehold improvements                                            3,899        4,000
                                                                   ---------    ---------

                                                                      58,888       64,242
    Accumulated depreciation                                         (10,874)     (13,568)
                                                                   ---------    ---------

                                                                      48,014       50,674
    Capital improvements in progress                                     629        2,086
                                                                   ---------    ---------

Net property and equipment                                            48,643       52,760

RADIO BROADCASTING LICENSES AND OTHER INTANGIBLES - NET              500,545      552,282

DEFERRED CHARGES AND OTHER ASSETS - NET                                5,280        4,219
                                                                   ---------    ---------

TOTAL                                                              $ 681,034    $ 671,627
                                                                   =========    =========


            See notes to condensed consolidated financial statements

                          ENTERCOM COMMUNICATIONS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1998 AND JUNE 30, 1999
                             (dollars in thousands)
                                   (unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                       DECEMBER 31,      JUNE 30,
                                                                                       ------------      --------
                                                                                          1998             1999
                                                                                          ----             ----
CURRENT LIABILITIES
     Accounts payable                                                                  $  18,224        $  16,568
     Accrued liabilities:
       Salaries                                                                            4,322            4,852
       Interest                                                                            1,492              432
       Other                                                                               1,094              299
     Income taxes payable                                                                                   2,798
     Long-term debt due within one year                                                       10               10
                                                                                       ---------        ---------

Total current liabilities                                                                 25,142           24,959
                                                                                       ---------        ---------

SENIOR DEBT                                                                              330,271          166,266
                                                                                       ---------        ---------

CONVERTIBLE SUBORDINATED NOTE
      Note payable                                                                        25,000
      Accrued interest                                                                     4,858
      Cumulative adjustment to reflect indexing of Convertible Subordinated Note          67,414
                                                                                       ---------        ---------
      Total Convertible Subordinated Note                                                 97,272

DEFERRED TAX LIABILITY                                                                                     83,516

MINORITY INTEREST IN EQUITY OF PARTNERSHIP                                                 2,882
                                                                                       ---------        ---------
      Total liabilities                                                                  455,567          274,741
                                                                                       ---------        ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
      Preferred Stock
      Class A common stock                                                                   110              249
      Class B common stock                                                                   105              105
      Class C common stock                                                                                     17
      Additional paid-in capital                                                         468,239
      Retained earnings (deficit)                                                        225,252          (71,501)
      Unearned compensation                                                                                  (223)
                                                                                       ---------        ---------

Total shareholders' equity                                                               225,467          396,886
                                                                                       ---------        ---------

TOTAL                                                                                  $ 681,034        $ 671,627
                                                                                       =========        =========


            See notes to condensed consolidated financial statements

                          ENTERCOM COMMUNICATIONS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1999
             (dollars in thousands, except share and per share data)
                                   (unaudited)

                                                                                      SIX MONTHS ENDED
                                                                                      ----------------
                                                                                           JUNE 30
                                                                                           -------
                                                                                  1998                  1999
                                                                                  ----                  ----
NET REVENUES                                                                 $     63,687        $     95,545

OPERATING EXPENSES:
   Station operating expenses                                                      42,749              64,296
   Depreciation and amortization                                                    6,079              10,019
   Corporate general and administrative expenses                                    2,193               3,454
   Net time brokerage agreement expenses                                            2,273                 652
                                                                             ------------        ------------

OPERATING INCOME                                                                   10,393              17,124
                                                                             ------------        ------------

OTHER EXPENSE (INCOME) ITEMS:
   Interest expense                                                                 6,179               6,246
   Adjustment to reflect indexing of the Convertible Subordinated Note              5,693
   Interest income                                                                   (180)               (599)
   Other non-operating expenses                                                        57
   Gains on sale of assets                                                         (8,748)               (467)
                                                                             ------------        ------------
   Total other expense (income)                                                     3,001               5,180
                                                                             ------------        ------------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                                   7,392              11,944

INCOME TAXES
     Income taxes - C Corporation                                                                       5,249
     Income taxes - S Corporation                                                      71                 125
     Deferred income taxes for conversion from an S to a C Corporation                                 79,845
                                                                             ------------        ------------
     Total income taxes                                                                71              85,219
                                                                             ------------        ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                             7,321             (73,275)

EXTRAORDINARY ITEM (NET OF TAX BENEFIT)                                             2,397
                                                                             ------------        ------------

NET INCOME (LOSS)                                                            $      4,924        ($    73,275)
                                                                             ============        ============

NET LOSS PER SHARE
   Basic:
      Loss before extraordinary item                                                             ($      2.10)
      Extraordinary item, net of taxes
                                                                                                 ------------
                                                                                                 ============
NET LOSS PER SHARE                                                                               ($      2.10)
                                                                                                 ============

   Diluted:
      Loss before extraordinary item                                                             ($      2.10)
      Extraordinary item, net of taxes
                                                                                                 ============
NET LOSS PER SHARE                                                                               ($      2.10)
                                                                                                 ============

PRO FORMA DATA
PRO FORMA NET INCOME DATA:
   Income before income taxes and extraordinary item                         $      7,392        $     11,944
   Pro forma income taxes                                                           4,972               4,539
                                                                             ------------        ------------
   Pro forma income before extraordinary item                                       2,420               7,405
   Extraordinary item, net of pro forma taxes                                       1,489
                                                                             ============        ============
PRO FORMA NET INCOME                                                         $        931        $      7,405
                                                                             ============        ============

PRO FORMA EARNINGS PER SHARE:
   Basic:
      Pro forma earnings before extraordinary item                           $       0.11        $       0.21
      Extraordinary item, net of pro forma taxes                                     0.07
                                                                             ============        ============
      Pro forma earnings per share                                           $       0.04        $       0.21
                                                                             ============        ============

   Diluted:
      Pro forma earnings before extraordinary item                           $       0.11        $       0.21
      Extraordinary item, net of pro forma taxes                             $       0.07
                                                                                                 ============
      Pro forma earnings per share                                           $       0.04        $       0.21
                                                                             ============        ============

WEIGHTED AVERAGE SHARES:
   Basic                                                                       21,534,000          34,836,094
   Diluted                                                                     21,534,000          35,250,980


            See notes to condensed consolidated financial statements

                          ENTERCOM COMMUNICATIONS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1998 AND 1999
             (dollars in thousands, except share and per share data)
                                   (unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                     ------------------
                                                                                           JUNE 30
                                                                                           -------
                                                                                  1998                 1999
                                                                                  ----                 ----
NET REVENUES                                                                 $     38,709        $     55,946

OPERATING EXPENSES:
   Station operating expenses                                                      24,389              35,387
   Depreciation and amortization                                                    3,113               5,158
   Corporate general and administrative expenses                                    1,093               1,653
   Net time brokerage agreement expenses                                            1,641
                                                                             ------------        ------------

OPERATING INCOME                                                                    8,473              13,748
                                                                             ------------        ------------

OTHER EXPENSE (INCOME) ITEMS:
   Interest expense                                                                 3,240               2,660
   Adjustment to reflect indexing of the Convertible Subordinated Note             (4,254)
   Interest income                                                                   (136)                (55)
   Other non-operating expenses                                                        32
   Gains on sale of assets                                                         (8,455)               (467)
                                                                             ------------        ------------
   Total other expense (income)                                                    (9,573)              2,138
                                                                             ------------        ------------

INCOME BEFORE INCOME TAXES                                                         18,046              11,610
     Income taxes - C Corporation                                                                       4,458
     Income taxes - S Corporation                                                      85
                                                                             ------------        ------------


NET INCOME                                                                   $     17,961        $      7,152
                                                                             ============        ============

BASIC NET INCOME PER SHARE                                                                       $       0.19
                                                                                                 ============

DILUTED NET INCOME PER SHARE                                                                     $       0.19
                                                                                                 ============


PRO FORMA DATA
PRO FORMA NET INCOME DATA:
     Income before income taxes                                              $     18,046
     Pro forma income taxes                                                         5,241
                                                                             ============
PRO FORMA NET INCOME                                                         $     12,805
                                                                             ============

PRO FORMA EARNINGS PER SHARE:
     Basic Pro forma earnings per share                                      $       0.59
                                                                             ============

     Diluted Pro forma earnings per share                                    $       0.35
                                                                             ============

WEIGHTED AVERAGE SHARES:
     Basic                                                                     21,534,000          37,168,280
     Diluted                                                                   25,857,000          37,583,166



            See notes to condensed consolidated financial statements

                          ENTERCOM COMMUNICATIONS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                             (dollars in thousands)
                                   (unaudited)

                                                                                                    SIX MONTHS ENDED
                                                                                                    ----------------
                                                                                                        JUNE 30
                                                                                                        -------
                                                                                                  1998            1999
                                                                                                  ----            ----
OPERATING ACTIVITIES:
  Net income (loss)                                                                           $   4,924        ($ 73,275)
  Adjustments to reconcile net loss  to net cash provided by operating activities:
    Depreciation                                                                                  1,872            2,726
    Amortization of radio broadcasting licenses, other intangibles and deferred charges           4,207            7,293
    Extraordinary items                                                                           2,401
    Deferred taxes                                                                                                81,567
    Gain on dispositions and exchanges of assets                                                 (8,748)            (467)
    Non-cash stock-based compensation expense                                                                        219
    Interest on Convertible Subordinated Note                                                       944
    Adjustment to reflect indexing of the Convertible Subordinated Note                           5,693
    Changes in assets and liabilities which provided (used) cash:
       Accounts receivable                                                                       (5,808)          (6,649)
       Prepaid expenses                                                                          (1,076)            (145)
       Accounts payable, accrued liabilites and income taxes payable                              1,371             (183)
       Minority interest                                                                             (2)          (2,882)
                                                                                              ---------        ---------
           Net cash provided by operating activities                                              5,778            8,204
                                                                                              ---------        ---------

INVESTING ACTIVITIES:
    Additions to property and equipment                                                          (4,955)          (4,901)
    Proceeds from sale of assets                                                                  8,906            1,162
    Proceeds from exchanges of radio stations                                                     3,132
    Payment for exchanges of radio stations                                                        (306)
    Purchases of radio station assets                                                          (130,103)         (60,968)
    Deferred charges and other assets                                                            (3,163)            (479)
    Station acquisition deposits                                                                    924           75,187
                                                                                              ---------        ---------
           Net cash (used) provided by investing activities                                    (125,565)          10,001
                                                                                              ---------        ---------

FINANCING ACTIVITIES:
    Net proceeds from Initial Public Offering                                                                    236,157
    Proceeds from issuance of long-term debt                                                    257,793           82,500
    Payments of long-term debt                                                                 (133,008)        (246,505)
    Dividends paid to S Corporation shareholders                                                 (2,401)         (88,113)
                                                                                              ---------        ---------
           Net cash provided (used) by financing activities                                     122,384          (15,961)
                                                                                              ---------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                         2,597            2,244
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    3,497            6,469
                                                                                                               =========
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $   6,094        $   8,713
                                                                                              =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION ----
   Cash paid during the period for:
      Interest                                                                                $   4,378        $   6,301
                                                                                              =========        =========
      Income taxes                                                                            $     198        $   1,652
                                                                                              =========        =========


SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES -

         In connection with the radio station exchange transactions completed by the Company during the six months ended June 30, 1998, the non-cash portion of assets recorded was $22,500.

         In connection with the Company's Initial Public Offering completed during the six months ended June 30, 1999, the Convertible Subordinated Note, net of deferred finance charges, in the amount of $96,400 was converted into equity.




            See notes to condensed consolidated financial statements

                          ENTERCOM COMMUNICATIONS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1999

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

            This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements as of September 30, 1998, as presented in the Company's registration statement on Form S-1, filed with the Securities and Exchange Commission (the "SEC") and dated January 28, 1999 and the transition report on Form 10-Q for the transition period ended December 31, 1998, filed with the SEC on March 12, 1999.

           On March 12, 1999, the Company filed a Form 8-K, indicating, among other things, its change for financial reporting purposes, from a fiscal year ended September 30 to a calendar year ending December 31, effective January 1, 1999.

           Operating results for the six-month and three-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Certain prior year amounts have been reclassified to conform with the current year's presentation, which had no effect on net income or shareholders' equity.

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

           On January 29, 1999, the Company's Class A Common Stock began trading on the New York Stock Exchange. On February 3, 1999, the Company completed the IPO, pursuant to which 13,627,500 shares of Class A Common Stock were sold to the public at a price of $22.50 per share. Of the 13,627,500 shares sold, the Company sold 11,300,000 and Chase Capital Partners ("Chase Capital"), the sole selling shareholder, sold 2,327,500 shares. The net proceeds to the Company, after deducting underwriting discounts and other offering expenses was approximately $236.2 million.

           As a result of the revocation of its S Corporation status and its conversion to a C Corporation, the Company recorded a non-cash deferred income tax expense of approximately $79.8 million to reflect the cumulative effect of temporary differences between the tax and financial reporting bases of the Company's assets and liabilities attributable to the period prior to its conversion to a C Corporation.

           The unaudited pro forma net income data reflect adjustments for income taxes as if the Company had been subject to federal and state income taxes based upon a pro forma effective tax rate of 38% applied to income before income taxes and extraordinary item, excluding the effect of an expense adjustment to reflect indexing of the Convertible Subordinated Note (as such adjustment is not tax deductible) of $5.7 million for the six-month period ended June 30, 1998 and an income adjustment to reflect indexing of the Convertible Subordinated Note of $4.3 million for the three-month period ended June 30, 1998.

           The net income (loss) per share and pro forma earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 and, are based on the weighted average number of shares of Common Stock outstanding and dilutive common equivalent shares which include stock options and restricted stock (using the treasury stock method). For the six-month period ended June 30,1998, the effect of the conversion of the Convertible Subordinated Note for the calculation of the pro forma income per share was antidilutive. For the three-month period ended June 30, 1998, the effect of the conversion of the Convertible Subordinated Note was dilutive.



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

Completed Acquisitions and Divestitures
For the Six Months Ended June 30, 1999

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

           On April 22, 1999, the Company sold a building located in Seattle, Washington for a cash purchase price of $1.3 million, resulting in a gain of approximately $0.5 million.

           On June 11, 1999, the Company acquired the assets of radio station WREN-AM, serving the Kansas City, Kansas/Missouri radio market, from Mortenson Broadcasting Company of Canton, LLC and Mortenson Broadcasting Company for the sum of $2.8 million in cash. Broadcasting licenses in the amount of $2.5 million were recorded in connection with this transaction.

Other Significant Events

                   Prior to the revocation of its S Corporation status, the Company declared a dividend (the "S Distribution"), conditioned upon consummation of the IPO, payable to its former S Corporation shareholders in the amount of $88.1 million, which the Company estimated would be the undistributed balance of the income of the Company which has been taxed or is taxable to its S Corporation shareholders as of the Revocation Date. The S Distribution of $88.1 million has been paid as of June 30, 1999.
 .
           Prior to the IPO, Chase Capital, which held a Convertible Subordinated Promissory Note of the Company (the "Convertible Subordinated Note") in the principal amount of $25.0 million, converted the Convertible Subordinated Note into 2,327,500 shares of Class A Common Stock and 1,995,669 shares of Class C Common Stock (the "Chase Conversion"). At the time of the Chase Conversion, the market value of the shares into which the Convertible Subordinated Note was convertible, was approximately $97.3 million (the principal amount of the Convertible Subordinated Note plus accrued interest amounted to approximately $29.9 million, and the cumulative adjustment to reflect indexing of the Convertible Subordinated Note was approximately $67.4 million). The Convertible Subordinated Note has been retired and there is no further obligation due.

Unaudited Pro Forma Information for Acquisitions and Divestitures

           The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition and divestiture transactions which occurred during the period of January 1,1998 through June 30, 1999 had all occurred as of January 1, 1998, after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions and other transactions occurred as of January 1, 1998. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of (i) what would have occurred had the acquisitions and other transactions been made as of that date or (ii) results which may occur in the future.

                                                                                (unaudited)
                                                                                -----------
                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           -------------------------
                                                                          1998                 1999
                                                                          ----                 ----
Net Revenues                                                             $82,148              $95,545
Loss before extraordinary items and gains on sale of assets              (9,023)             (73,938)
Loss before extraordinary items (net of tax benefits)                    (2,448)             (73,938)
Net loss                                                                 (4,845)             (73,938)


3.         DEBT

           The Company has a senior secured Credit Facility (the "Credit Facility") with a syndicate of banks which allows the Company to borrow up to $350.0 million on a reducing, revolving basis. Availability under the Credit Facility reduces quarterly beginning June 30, 2000, in amounts which vary from $4.4 million to $17.5 million. As of June 30, 1999, the Company had $166.0 million of borrowings outstanding under the Credit Facility, in addition to an outstanding Letter of Credit in the amount of $4.9 million.

4.         COMMITMENTS AND CONTINGENCIES

Acquisitions

           The Company entered into a preliminary agreement on February 6, 1996, to acquire the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation, subject to approval by the FCC, for a purchase price of $25.0 million. Notwithstanding efforts by the Company to pursue this transaction, the seller has been nonresponsive. Accordingly, the Company cannot determine if and when the transaction might occur. On July 28, 1999, the Company commenced a legal action seeking to enforce this agreement.


Contingencies

           The Company is subject to various outstanding claims which arose in the ordinary course of business and to other legal proceedings. In the opinion of management, any liability of the Company which may arise out of or with respect to these matters will not materially affect the financial position, results of operations or cash flows of the Company.


5.               SHAREHOLDERS' EQUITY

           During the six months ended June 30, 1999, the Company issued options to purchase 823,609 shares of its Class A Common Stock at prices ranging from $18.00 to $34.00 per share. All of the options become exercisable over a four-year period. In connection with the grant of options with exercise prices below fair market value at the time of grant, the Company recognized compensation expense in the amounts of approximately $170,000 and $118,000 for the six-month and three-month periods ended June 30, 1999, respectively.

           On January 28, 1999, the Company issued certain Restricted Stock awards, consisting of rights to 11,112 shares of Class A Common Stock, to two directors. Such shares vest ratably on each of the next four anniversary dates of the grant. In connection with these awards, the Company recognized compensation expense in the amounts of approximately $26,000 and $16,000 for the six-month and three-month periods ended June 30, 1999, respectively.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED

            On May 11, 1999, Chase Capital converted 300,000 shares of Class C Common Stock to 300,000 shares of Class A Common Stock.


6.               SUBSEQUENT EVENTS

           On July 28, 1999, the Company entered into a letter of intent to purchase from Sinclair Broadcast Group ("Sinclair") all of Sinclair's radio properties (with the exception of its St. Louis cluster) and to purchase 300,000 shares of USA Digital Radio Inc. for a purchase price of $821.5 million in cash (the "Sinclair Transaction"). As part of the Sinclair Transaction, the Company will agree to spend $5.0 million in television advertising time for the promotion of the Company's radio stations on Sinclair's TV stations over a five year period, and will be responsible for certain capital expenditures not to exceed $2.0 million. The Sinclair Transaction covers 43 stations (12 AM and 31
FM) in nine markets including Kansas City, Milwaukee, New Orleans, Memphis, Buffalo, Norfolk, Greensboro/Winston-Salem/High Point, Greenville/Spartanburg and Scranton/Wilkes-Barre. Seven of the nine markets rank among the top 50 markets in the United States. The Company will be required to sell or exchange certain radio stations in the Kansas City market in order to meet regulatory requirements limiting the number of stations the Company may own in this market to eight (the Company currently owns seven). Completion of the Sinclair Transaction is subject to several factors including approval by the Boards of Directors of both companies, FCC approval, Department of Justice approval, the Company's due diligence and completion of definitive documentation. The Company expects to close on this transaction in the last quarter of 1999.

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

GENERAL

         The Company, founded in 1968, owns and operates 42 stations, 25 FM and 17 AM, in eight markets, including five of the country's top 30 radio advertising markets. The Company has built the largest radio station clusters, based on gross revenues, in Seattle and Kansas City, and has the second or third largest cluster in each of its other markets.

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

         Several factors may adversely affect a radio broadcasting company's performance in any given period. In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. Typically, revenues are lowest in the first calendar quarter of the year. The Company generally incurs advertising and promotional expenses to increase "listenership" and Arbitron ratings. However, since Arbitron reports ratings quarterly, any change in ratings, and any corresponding change in advertising revenues, tend to lag behind the incurrence of advertising and promotional spending.

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

         In the following analysis, management discusses broadcast cash flow and after-tax cash flow. Neither broadcast cash flow nor after-tax cash flow purports to represent net income, operating income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and they should not be considered in isolation or as a substitute for such measurements. Broadcast cash flow consists of operating income before depreciation, amortization, net expense (income) from TBA fees and corporate expenses. After-tax cash flow consists of pro forma net income before extraordinary items minus net gain on sale of assets (net of tax), plus the following: depreciation, amortization, non-cash stock-based compensation expense, the amount of the adjustment to reflect indexing of the Convertible Subordinated Note (or minus the income adjustment to reflect indexing of the Convertible Subordinated Note) and the amount of the deferred tax provision (or minus the deferred tax benefit). In part due to the non-capital-intensive nature of the radio broadcasting industry and the high level of non-cash depreciation and amortization expense, broadcast cash flow and after-tax cash flow are frequently used as bases for evaluating radio broadcasting businesses, although the Company's measures of broadcast cash flow and after-tax cash flow may not be comparable to similarly titled measures of other companies.

         The Company calculates "same station" growth by comparing the performance of stations operated by the Company (including operation under a TBA or JSA) throughout a relevant period to the performance of those same stations (whether or not operated by the Company) in the prior year's corresponding period, excluding the effect of barter revenues and expenses and divested stations. "Same station broadcast cash flow margin" is the broadcast cash flow margin of the stations included in the Company's same station calculations. For purposes of the following discussion, (i) pro forma net income represents historical income before income taxes and extraordinary items, adjusted as if the Company were treated as a C Corporation during all relevant periods at an effective tax rate of 38%, applied to income before income taxes, including permanent differences between tax and book income, and extraordinary items, excluding the effect of an expense adjustment to reflect indexing of the Convertible Subordinated Note (as such adjustment is not tax-deductible) of $5.7 million for the six months ended June 30, 1998 and an income adjustment to reflect indexing of the Convertible Subordinated Note for the three months ended June 30, 1998 of $4.3 million and (ii) broadcast cash flow margin represents broadcast cash flow as a percentage of net revenues.

RESULTS OF OPERATIONS

         The following presents the results of operations of the Company for the six months ended June 30, 1999 and June 30, 1998, and should be read in conjunction with the condensed consolidated financial statements of the Company and the related notes included elsewhere in this Form 10-Q.

SIX MONTHS ENDED JUNE 30, 1999 V. JUNE 30, 1998


                                                                                    Six Months Ended
                                                                        June 30, 1998                June 30, 1999
                                                                   (Dollar amounts in thousands)

Net Revenues                                                                $63,687                     $95,545
                                                    Increase of             $31,858  or    50.0%
                                                    ------------------------------------------------------------

          Of the increase in net revenues, $25.8 million is attributable to stations acquired or that were in the process of being acquired since January 1, 1998, offset by $2.3 million for stations divested or that were in the process of being divested during the same period. On a same station basis, net revenues increased 15.5% to $94.5 million from $81.9 million.


                                                                              Six Months Ended
                                                                              ----------------
                                                                    June 30, 1998                  June 30, 1999
                                                                   (Dollar amounts in thousands)

Station Operating Expenses                                                  $42,749                     $64,296
                                                    Increase of             $21,547    or  50.4%
                                                    ------------------------------------------------------------
Percentage of Net Revenues                                                    67.1%                       67.3%

         Of the increase in station operating expenses, $20.4 million is attributable to stations acquired or that were in the process of being acquired since January 1, 1998, offset by $1.8 million for stations divested or that were in the process of being divested during the same period. On a same station basis, station operating expenses increased 6.4% to $63.3million from $59.6 million.

                                                                              Six Months Ended
                                                                       June 30, 1998                 June 30, 1999
                                                                   (Dollar amounts in thousands)
Corporate, General and Administrative Expenses                               $2,193                      $3,454
                                                    Increase of              $1,261   or  57.5%
                                                    ------------------------------------------------------------
Percentage of Net Revenues                                                     3.4%                        3.6%

         The increase in corporate expenses was mainly attributable to higher administrative expenses associated with supporting the Company's growth, and increasing staff and expenses to operate as a public company. Also included in the current period is $0.2 million in non-cash stock-based compensation expense.

                                                                              Six Months Ended
                                                                 June 30, 1998                     June 30, 1999
                                                                   (Dollar amounts in thousands)

Depreciation and Amortization                                                $6,079                     $10,019
                                                    Increase of              $3,940 or    64.8%
                                                    ------------------------------------------------------------
Percentage of Net Revenues                                                     9.5%                       10.5%

The increase in depreciation and amortization was mainly attributable to the Company's acquisitions net of divestitures since January 1, 1998.

                                                                              Six Months Ended
                                                                   June 30, 1998                  June 30, 1999
                                                                   (Dollar amounts in thousands)

Interest Expense                                                             $6,179                      $6,246
                                                    Increase of                 $67 or    1.1%
                                                    ------------------------------------------------------------
Percentage of Net Revenues                                                     9.7%                        6.5%


The increase in interest expense was mainly attributable to indebtedness incurred in connection with the Company's acquisitions offset by the proceeds from the IPO which were used to reduce debt.

                                                                              Six Months Ended
                                                                 June 30, 1998                June 30, 1999
                                                                   (Dollar amounts in thousands)

Income Before Income Taxes & Extraordinary Item                              $7,392                     $11,944
                                                    Increase of              $4,552
                                                    ------------------------------------------------------------
Percentage of Net Revenues                                                    11.6%                       12.5%

     The net change from the prior year is affected by: (i) a decrease in income of $8.3 million due to a decrease in income from gains on sale of assets; (ii) an increase in income of $5.7 million due to a decrease in expense for the adjustment to reflect indexing of the Convertible Subordinated Note; (iii) an increase in income of $5.1 million due to increases in revenues from existing stations and improved revenues and expense management from newly acquired stations; and (iv) an increase in income of $1.6 million due to a decrease in net time brokerage agreement expenses.


Other Data                                                                    Six Months Ended
                                                                 June 30, 1998                June 30, 1999
                                                                   (Dollar amounts in thousands)
Pro Forma Net Income                                                           $931                      $7,405

                                                    Increase of              $6,475
                                                    ------------------------------------------------------------

          The net change from the prior year is affected by: (i) an increase in income of $3.2 million, net of tax, is primarily attributable to an improvement in operating income due to increases in revenues from existing stations and improved revenues and expense management from newly acquired stations; (ii) an increase in income of $0.6 due to the difference between a $5.7 million decrease in the expense for the adjustment to reflect indexing of the Convertible Subordinated Note and a $5.1 million, net of tax, decrease in income from gains on sale of assets; (iii) an increase in income of $1.5 million, net of tax, due to a decrease in the extraordinary expense; and (iv) an increase in income of $1.0 million, net of tax, due to a decrease in net time brokerage agreement expense.


                                                                              Six Months Ended
                                                                 June 30, 1998                   June 30, 1999
                                                                   (Dollar amounts in thousands)

Broadcast Cash Flow                                                         $20,938                     $31,249
                                                    Increase of             $10,311 or    49.2%
                                                    ------------------------------------------------------------

          Of the increase in broadcast cash flow, $5.4 million is attributable to stations acquired or that were in the process of being acquired since January 1, 1998, offset by $0.5 million for stations divested or that were in the process of being divested during the same period. On a same station basis, broadcast cash flow increased 39.9 % to $31.2 million from $22.3 million.

                                                                              Six Months Ended
                                                                 June 30, 1998                June 30, 1999
                                                                   (Dollar amounts in thousands)

Broadcast Cash Flow Margin                                                    32.9%                       32.7%
                                                    ------------------------------------------------------------

          The increase in broadcast cash flow margin is attributable to improved revenues and expense management associated with newly acquired stations. On a same station basis, the Company's broadcast cash flow margin increased to 33.0% from 27.2%.


                                                                                 Six Months Ended
                                                                 June 30, 1998                     June 30, 1999
                                                                           (Dollar amounts in thousands)

Pro Forma After-Tax Cash Flow                                                $9,563                     $20,215
                                                    Increase of             $10,652 or    111.4%
                                                    ------------------------------------------------------------

          The increase in pro forma after-tax cash flow is attributable to improved operations of existing stations and the net effect of newly acquired properties, taking into consideration pro forma income taxes as though the Company had reported as a C corporation during the periods presented. The amount of the deferred pro forma income tax expense was $3.0 million and $3.2 million for the six months ended June 30, 1999 and 1998, respectively.

THREE MONTHS ENDED JUNE 30, 1999 V. JUNE 30, 1998

                                                                                Three Months Ended
                                                                 June 30, 1998                     June 30, 1999
                                                                            (Dollar amounts in thousands)

Net Revenues                                                                $38,709                     $55,946
                                                    Increase of             $17,237 or    44.5%
                                                    ------------------------------------------------------------

          Of the increase in net revenues, $13.7million is attributable to stations acquired or that were in the process of being acquired since January 1, 1998, offset by $1.1 million for stations divested or that were in the process of being divested during the same period. On a same station basis, net revenues increased 14.8% to $55.4 million from $48.3 million.

                                                                                 Three Months Ended
                                                                    June 30, 1998                June 30, 1999
                                                                             (Dollar amounts in thousands)

Station Operating Expenses                                                  $24,389                     $35,387
                                                    Increase of             $10,998 or    45.1%
                                                    ------------------------------------------------------------
Percentage of Net Revenues                                                    63.0%                       63.3%

         Of the increase in station operating expenses, $9.9 million is attributable to stations acquired or that were in the process of being acquired since January 1, 1998, offset by $1.0 million for stations divested or that were in the process of being divested during the same period. On a same station basis, station operating expenses increased 4.4% to $34.9 million from $33.4 million.


                                                                             Three Months Ended
                                                                     June 30, 1998                June 30, 1999
                                                                          (Dollar amounts in thousands)

Corporate, General and Administrative Expenses                               $1,093                      $1,653
                                                    Increase of                $560 or    51.2%
                                                    ------------------------------------------------------------
Percentage of Net Revenues                                                     2.8%                        3.0%

         The increase in corporate expenses was mainly attributable to higher administrative expenses associated with supporting the Company's growth and increasing staff and expenses to operate as a public company. Also included in the current period is $0.2 million in non-cash stock-based compensation expense.


                                                                                 Three Months Ended
                                                                      June 30, 1998                June 30, 1999
                                                                           (Dollar amounts in thousands)

Depreciation and Amortization                                                $3,113                      $5,158
                                                    Increase of              $2,045 or    65.7%
                                                    ------------------------------------------------------------
Percentage of Net Revenues                                                     8.0%                        9.2%

     The increase in depreciation and amortization was mainly attributable to the Company's acquisitions net of divestitures since January 1, 1998.

                                                                                     Three Months Ended
                                                                          June 30, 1998                June 30, 1999
                                                                                (Dollar amounts in thousands)

Interest Expense                                                             $3,240                      $2,660
                                                    Decrease of               ($580)or    (17.9%)
                                                    ------------------------------------------------------------
Percentage of Net Revenues                                                     8.4%                        4.8%

     The decrease in interest expense was mainly attributable to indebtedness incurred in connection with the Company's acquisitions net of the proceeds from the IPO which was used to reduce debt.

                                                                             Three Months Ended
                                                                   June 30, 1998                June 30, 1999
                                                                             (Dollar amounts in thousands)

Income From Operations Before Income Taxes                                  $18,046                     $11,610
                                                    Decrease of             ($6,436)
                                                    ------------------------------------------------------------
Percentage of Net Revenues                                                    46.6%                       20.8%

     The net change from the prior year is affected by: (i) a decrease in income of $8.0 million due to a decrease in income from gains on sale of assets; (ii) a decrease in income of $4.3 million due to a decrease in the income adjustment to reflect indexing of the Convertible Subordinated Note; (iii) an increase in income of $3.4 million as an improvement in operating income due to increases in revenues from existing stations and improved revenues and expense management from newly acquired stations; and (iv) an increase in income of $1.6 million due to a decrease in net time brokerage agreement expenses.


Other Data                                                                          Three Months Ended
                                                                         June 30, 1998                June 30, 1999
                                                                                  (Dollar amounts in thousands)

Pro Forma Net Income                                                        $12,805                          $0
                                                    Decrease of            ($12,805)
                                                    ------------------------------------------------------------

     The net change from the prior year is affected by: (i) a decrease in income of $4.9 million, net of taxes, as a decrease in revenues from gains on the sale of assets; (ii) a decrease in income of $4.3 million as an income adjustment to reflect indexing of the Convertible Subordinated Note; (iii) an increase in income of $2.3 million, net of tax, as an improvement in operating income due to increases in revenues from existing stations and improved revenues and expense management from newly acquired stations; and (iv) an increase in income of $1.0 million, net of tax, as a reduction in net time brokerage agreement expenses.

                                                                                Three Months Ended
                                                                       June 30, 1998              June 30, 1999
                                                                           (Dollar amounts in thousands)

Broadcast Cash Flow                                                         $14,320                     $20,559
                                                    Increase of              $6,239 or    43.6%
                                                    ------------------------------------------------------------

          Of the increase in broadcast cash flow, $3.8 million is attributable to stations acquired or that were in the process of being acquired since January 1, 1998, offset by $0.2 million for stations divested or that were in the process of being divested during the same period. On a same station basis, broadcast cash flow increased 38.1 % to $20.5 million from $14.9 million.


                                                                                      Three Months Ended
                                                                         June 30, 1998                June 30, 1999
                                                                                (Dollar amounts in thousands)

Broadcast Cash Flow Margin                                                    37.0%                       36.7%
                                                    ------------------------------------------------------------

   The increase in broadcast cash flow margin is attributable to improved revenues and expense management associated with newly acquired stations. On a same station basis, the Company's broadcast cash flow margin increased to 37.0% from 30.7%.

                                                                                   Three Months Ended
                                                                        June 30, 1998                June 30, 1999
                                                                                 (Dollar amounts in thousands)

Pro Forma After-Tax Cash Flow                                                $6,822                     $13,815
                                                    Increase of              $6,993 or    102.5%
                                                    ------------------------------------------------------------

The increase in pro forma after-tax cash flow is attributable to improved operations of existing stations and the net effect of newly acquired properties, taking into consideration pro forma income taxes as though the Company had reported as a C corporation during the periods presented. The amount of the deferred pro forma income tax expense was $1.8 million and $3.6 million for the three months ended June 30, 1999 and 1998, respectively

LIQUIDITY AND CAPITAL RESOURCES

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

   Net cash flows provided by operating activities were $8.2 million and $5.8 million for the six months ended June 30, 1999 and 1998, respectively. Changes in the Company's net cash flows provided by operating activities are primarily a result of changes in advertising revenues and station operating expenses, which are affected by the acquisition and disposition of stations during those periods.

   Net cash flows provided by investing activities were $10.0 million for the six months ended June 30, 1999 and net cash flows used by investing activities were $125.6 million for the six months ended June 30, 1998. Net cash flows used by financing activities were $16.0 million for the six months ended June 30, 1999 and net cash flows provided by financing activities were $122.4 million for the six months ended June 30, 1998. The cash flows for the six months ended June 30, 1999 reflect (i) acquisitions consummated in the period and the related borrowings, (ii) proceeds from the IPO and the related payment of long-term debt and (iii) the payment of the S Distribution. The cash flows for the six months ended June 30,1998 reflect refinancing of the Company's Credit Facility and acquisitions consummated in the period together with the related borrowings.

   On February 3, 1999, upon the consummation of the IPO, the Company received net proceeds of $236.2 million, after deduction of discounts, commissions, fees and expenses. The proceeds were used to reduce outstanding indebtedness under the Credit Facility. Additionally, subsequent to the IPO and as of June 30, 1999, the Company has paid: (i) the S Distribution of $88.1 million to its former S Corporation shareholders; (ii) $3.1 million to retire a note payable in connection with the purchase of the 1% minority interest in ECI License Company, L.P.; and (iii) $2.7 million to acquire WREN-AM, serving the Kansas City/Missouri radio market.

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

   The Company entered into the Credit Facility, dated as of February 13, 1998, as amended October 8, 1998 and July 20, 1999, with a syndicate of banks, for a $350.0 million revolving credit facility, subject to compliance with certain financial ratios and covenants. The Credit Facility was established to: (i) refinance existing indebtedness of the Company: (ii) provide working capital; and (iii) fund corporate acquisitions. At the Company's election, interest on any outstanding principal accrues at a rate based on either LIBOR plus a spread which ranges from 0.5% to 2.125% or on KeyBank N.A.'s base rate plus a spread of up to 0.875%, depending on the Company's leverage ratio. Although the Company may borrow, repay and re-borrow under the Credit Facility, the aggregate maximum amount that the Company may have outstanding at any one time is reduced on a quarterly basis beginning on June 30, 2000. The final maturity date for the Credit Facility is February 13, 2006. The Credit Facility requires the Company to comply with certain financial covenants and leverage ratios, with which management believes the Company is in compliance.

   As of June 30, 1999, the Company had approximately $166.0 million of borrowings outstanding under the Credit Facility in addition to an outstanding letter of credit in the amount of $4.9 million.

     The Company expects to finance the Sinclair Transaction through a combination of its existing Credit Facility, additional debt and/or equity.

RECENT PRONOUNCEMENTS

   In June 1998, the FASB issued SFAS No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. In June, 1999, the FASB issued SFAS No. 137 which extends the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000 and should not be applied retroactively to financial statements of prior periods. Management has not completed a full evaluation of the applicability of SFAS No. 133.

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

   The Company expects to have completed its Year 2000 remediation efforts by the end of the third quarter of 1999. Additionally, the Company will develop a contingency plan for addressing Year 2000 Issues caused by systems external to the Company by the end of the third quarter of 1999. Since most of the Year 2000 compliance achieved by the Company to date has been done through the normal information systems upgrading process, separate costs have not been allocated to the Year 2000 Issues.


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

     All of the Rate Hedging Transactions are tied to the three-month LIBOR interest rate, which may fluctuate daily, and which may fluctuate significantly. Any increase in the three-month LIBOR rate results in a decrease in the amount of unrecognized loss or an increase in the unrecognized gain by the Company, while any decrease in the three-month LIBOR rate results in an increase in the amount of unrecognized loss or a decrease in an unrecognized gain by the Company. An increase in the three-month LIBOR rate results in a more favorable valuation of each of the Rate Hedging Transactions. Correspondingly, a decrease in the three-month LIBOR rate results in a less favorable valuation of each of the Rate Hedging Transactions. The three-month LIBOR rate at June 30, 1999 was higher than the rate at March 31, 1999. This increase resulted in unrecognized gains by the Company from the Rate Hedging Transactions.

     See also additional disclosures regarding "Liquidity and Capital Resources" made under Item 2, above.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None to report.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None to report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None to report.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

Exhibit
Number                                              Description
------                                              -----------

  3.01                    Amended and Restated Articles of Incorporation of the Registrant**
  3.02                    Amended and Restated Bylaws of the Registrant**
  4.01                    Lock-up Release Agreement, dated as of May 6, 1999, between the Registrant, Chase
                          Equity Associates L.P. and Credit Suisse First Boston Corporation.*
10.01                     Registration rights Agreement, dated as of May 21, 1996, between the Registrant and
                          Chase Equity Associates, L.P.**
10.02                     Employment Agreement, dated June 25, 1993, between the Registrant and Joseph M. Field, as amended**
10.03                     Employment Agreement, dated December 17, 1998, between the Registrant and David J.
                          Field, as amended**
10.04                     Employment Agreement, dated December 17, 1998, between the Registrant and John C.
                          Donlevie, as amended**
10.05                     Employment Agreement, dated November 13, 1998, between the Registrant and Stephen F.
                          Fisher**
10.06                     Entercom 1998 Equity Compensation Plan**
10.09                     Loan Agreement, dated as of February 13, 1998, among the Registrant, Key Corporate Capital, Inc., as administrative agent, bank of America, national Trust and Savings Association, as syndication agent, and certain banks listed therein, as amended by the First Amendment to Loan Agreement dated October 8, 1998**
27.01                     Financial Data Schedule*

     *    Filed herewith.

    ** Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-61381).

     (b) The Company did not file any reports on Form 8-K during the three months ended June 30,1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ENTERCOM COMMUNICATIONS CORP.
                                           (Registrant)



Date: August 11, 1999                      /s/ JOSEPH M. FIELD
                                           -------------------------------------
                                           Name:  Joseph M. Field
                                           Title: Chief Executive Officer

Date: August 11, 1999                      /s/ DAVID J. FIELD
                                           -------------------------------------
                                           Name:  David J. Field
                                           Title: President and
                                                  Chief Operating Officer

Date: August 11, 1999                      /s/ STEPHEN F. FISHER
                                           -------------------------------------
                                           Name:  Stephen F. Fisher
                                           Title: Senior Vice President and
                                                  Chief Financial Officer