Form 10-Q
period 1999-09-30
ENTERCOM COMMUNICATIONS CORP
filed 1999-11-12
CIK 1067837

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934


             For the transition period from __________to ___________

                        COMMISSION FILE NUMBER: 001-14461
                                               -----------


                          Entercom Communications Corp.
                          -----------------------------
             (Exact name of registrant as specified in its charter)



          PENNSYLVANIA                                   23-1701044
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation of organization)


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

   Class A Common Stock, $.01 par value - 32,948,828 Shares Outstanding as of November 10, 1999

   Class B Common Stock, $.01 par value - 10,531,805 Shares Outstanding as of November 10, 1999

   Class C Common Stock, $.01 par value - 1,695,669 Shares Outstanding as of November 10, 1999

                          ENTERCOM COMMUNICATIONS CORP.


                                      INDEX


                                                                                                               PAGE
PART I -     FINANCIAL INFORMATION

   ITEM 1.   Financial Statements.................................................................................3

   ITEM 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations........................................................................12

   ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk..........................................19

PART II -    OTHER INFORMATION

   ITEM 1.   Legal Proceedings...................................................................................19

   ITEM 2.   Changes in Securities and Use of Proceeds...........................................................19

   ITEM 3.   Defaults Upon Senior Securities.....................................................................21

   ITEM 4.   Submission of Matters to a Vote of Security Holders.................................................21

   ITEM 5.   Other Information...................................................................................21

   ITEM 6.   Exhibits............................................................................................21

SIGNATURES   ....................................................................................................22


                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                          ENTERCOM COMMUNICATIONS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1999
                             (dollars in thousands)
                                   (unaudited)

                                     ASSETS


                                                                          DECEMBER 31,       SEPTEMBER 30,
                                                                          ------------       -------------
                                                                             1998                1999
                                                                             ----                ----
CURRENT ASSETS

     Cash and cash equivalents                                            $  6,469           $  9,805
     Accounts receivable, net of allowance for doubtful accounts            38,511             50,721
     Prepaid expenses and deposits                                           6,259              5,516
     Proceeds held in escrow from sale of Tampa stations                    75,000
     Deferred tax assets                                                                        1,918
     Station acquisition deposits                                              327                457
                                                                          --------           --------

Total current assets                                                       126,566             68,417
                                                                          --------           --------


PROPERTY AND EQUIPMENT -  AT COST
     Land and land easements and land improvements                           6,927              6,739
     Building                                                                4,596              4,571
     Equipment                                                              35,804             43,628
     Furniture and fixtures                                                  7,662              9,308
     Leasehold improvements                                                  3,899              5,880
                                                                          --------           --------

                                                                            58,888             70,126
    Accumulated depreciation                                               (10,874)           (15,094)
                                                                          --------           --------

                                                                            48,014             55,032
    Capital improvements in progress                                           629              1,372
                                                                          --------           --------

Net property and equipment                                                  48,643             56,404

RADIO BROADCASTING LICENSES AND OTHER INTANGIBLES - NET                    500,545            548,712

DEFERRED CHARGES AND OTHER ASSETS - NET                                      5,280              4,218
                                                                          --------           --------

TOTAL                                                                     $681,034           $677,751
                                                                          ========           ========

            See notes to condensed consolidated financial statements

                          ENTERCOM COMMUNICATIONS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1999
                             (dollars in thousands)
                                   (unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                        DECEMBER 31,       SEPTEMBER 30,
                                                                                        ------------       -------------
                                                                                            1998               1999
                                                                                            ----               ----
CURRENT LIABILITIES
     Accounts payable                                                                     $ 18,224           $ 18,662
     Accrued liabilities:
       Salaries                                                                              4,322              5,307
       Interest                                                                              1,492                379
       Other                                                                                 1,094                250
     Income taxes payable                                                                                       3,983
     Long-term debt due within one year                                                         10                 10
                                                                                          --------           --------
Total current liabilities                                                                   25,142             28,591
                                                                                          --------           --------

SENIOR DEBT                                                                                330,271            159,263
                                                                                          --------           --------

CONVERTIBLE SUBORDINATED NOTE
      Note payable                                                                          25,000
      Accrued interest                                                                       4,858
      Cumulative adjustment to reflect indexing of Convertible Subordinated Note            67,414
                                                                                          --------           --------
      Total Convertible Subordinated Note                                                   97,272

DEFERRED TAX LIABILITY                                                                                         84,716

MINORITY INTEREST IN EQUITY OF PARTNERSHIP                                                   2,882
                                                                                          --------           --------
      Total liabilities                                                                    455,567            272,570
                                                                                          --------           --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
      Preferred Stock
      Class A common stock                                                                     110                249
      Class B common stock                                                                     105                105
      Class C common stock                                                                                         17
      Additional paid-in capital                                                                              468,467
      Retained earnings (deficit)                                                          225,252            (63,449)
      Unearned compensation                                                                                      (208)
                                                                                          --------           --------

Total shareholders' equity                                                                 225,467            405,181
                                                                                          --------           --------

TOTAL                                                                                     $681,034           $677,751
                                                                                          ========           ========

            See notes to condensed consolidated financial statements

                          ENTERCOM COMMUNICATIONS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
             (dollars in thousands, except share and per share data)
                                   (unaudited)

                                                                                     NINE MONTHS ENDED
                                                                                     -----------------
                                                                                       SEPTEMBER 30,
                                                                                       -------------
                                                                                  1998              1999
                                                                                  ----              ----
NET REVENUES                                                                   $104,599           $154,749

OPERATING EXPENSES:
   Station operating expenses                                                    69,731            100,218
   Depreciation and amortization                                                 10,186             15,314
   Corporate general and administrative expenses                                  3,678              5,640
   Net expense (income) from time brokerage agreement fees                        2,399                652
                                                                                -------           --------
   Total operating expenses                                                      85,994            121,824
                                                                                -------           --------

OPERATING INCOME                                                                 18,605             32,925

OTHER EXPENSE (INCOME):
   Interest expense                                                              11,667              9,022
   Adjustment to reflect indexing of the Convertible Subordinated Note           (6,062)
   Interest income                                                                 (283)              (665)
   Other non-operating expense                                                       57
   (Gains) on sale of assets                                                     (8,618)              (419)
                                                                                -------           --------
   Total other expense (income)                                                  (3,239)             7,938
                                                                                -------           --------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                                21,844             24,987

INCOME TAXES
     Income taxes - C Corporation                                                                   10,239
     Income taxes - S Corporation                                                   372                125
     Deferred income taxes for conversion from an S to a C Corporation                              79,845
                                                                                -------           --------
     Total income taxes                                                             372             90,209
                                                                                -------           --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                          21,472            (65,222)

EXTRAORDINARY ITEM (NET OF TAX BENEFIT)                                           2,376
                                                                                -------           --------

NET INCOME (LOSS)                                                               $19,096           ($65,222)
                                                                                =======           ========


NET LOSS PER SHARE
   Basic:
      Loss before extraordinary item                                                              ($  1.83)
      Extraordinary item, net of taxes
                                                                                                  --------
NET LOSS PER SHARE                                                                                ($  1.83)
                                                                                                  ========

   Diluted:
      Loss before extraordinary item                                                              ($  1.83)
      Extraordinary item, net of taxes
                                                                                                  --------
NET LOSS PER SHARE                                                                                ($  1.83)
                                                                                                  ========


PRO FORMA DATA
PRO FORMA NET INCOME DATA:
   Income before income taxes and extraordinary item                            $21,844           $ 24,987
   Pro forma income taxes                                                         5,998              9,575
                                                                                -------           --------
   Pro forma income before extraordinary item                                    15,846             15,412
   Extraordinary item, net of pro forma taxes                                     1,488
                                                                                -------           --------
PRO FORMA NET INCOME                                                            $14,358           $ 15,412
                                                                                =======           ========

PRO FORMA EARNINGS PER SHARE:
   Basic:
      Pro forma earnings before extraordinary item                              $  0.73           $   0.43
      Extraordinary item, net of pro forma taxes                                   0.07
                                                                                -------           --------
      Pro forma earnings per share                                              $  0.66           $   0.43
                                                                                =======           ========

   Diluted:
      Pro forma earnings before extraordinary item                              $  0.41           $   0.43
      Extraordinary item, net of pro forma taxes                                   0.06
                                                                                --------          --------
      Pro forma earnings per share                                              $  0.35           $   0.43
                                                                                =======           ========

WEIGHTED AVERAGE SHARES:
   Basic                                                                     21,658,000         35,623,198
   Diluted                                                                   25,981,000         35,957,030

            See notes to condensed consolidated financial statements

                          ENTERCOM COMMUNICATIONS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
             (dollars in thousands, except share and per share data)
                                   (unaudited)

                                                                                    THREE MONTHS ENDED
                                                                                    ------------------
                                                                                       SEPTEMBER 30
                                                                                       ------------
                                                                                  1998               1999
                                                                                  ----               ----
NET REVENUES                                                                    $ 40,912           $59,204

OPERATING EXPENSES:
   Station operating expenses                                                     26,982            35,922
   Depreciation and amortization                                                   4,107             5,295
   Corporate general and administrative expenses                                   1,485             2,186
   Net expense (income) from time brokerage agreement fees                           126
                                                                                --------           -------
    Total operating expenses                                                      32,700            43,403
                                                                                --------           -------

OPERATING INCOME                                                                   8,212            15,801

OTHER EXPENSE (INCOME):
   Interest expense                                                                5,488             2,776
   Adjustment to reflect indexing of the Convertible Subordinated Note           (11,755)
   Interest income                                                                  (103)              (66)
   Losses on sale of assets                                                          130                48
                                                                                --------           -------
   Total other expense (income)                                                   (6,240)            2,758
                                                                                --------           -------

INCOME BEFORE INCOME TAXES                                                        14,452            13,043

INCOME TAXES
     Income taxes - C Corporation                                                                    4,990
     Income taxes - S Corporation                                                    280
                                                                                --------           -------


NET INCOME                                                                      $ 14,172           $ 8,053
                                                                                ========           =======

BASIC NET INCOME PER SHARE                                                                         $  0.22
                                                                                                   =======

DILUTED NET INCOME PER SHARE                                                                       $  0.21
                                                                                                   =======


PRO FORMA DATA:
PRO FORMA NET INCOME DATA:
     Income before income taxes                                                 $ 14,452
     Pro forma income taxes                                                        1,025
                                                                                --------
PRO FORMA NET INCOME                                                            $ 13,427
                                                                                ========

PRO FORMA EARNINGS PER SHARE:
     Basic Pro forma earnings per share                                         $   0.62
                                                                                ========

     Diluted Pro forma earnings per share                                       $   0.08
                                                                                ========

WEIGHTED AVERAGE SHARES:
     Basic                                                                    21,699,000        37,171,741
     Diluted                                                                  26,022,000        37,505,573

            See notes to condensed consolidated financial statements

                          ENTERCOM COMMUNICATIONS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                             (dollars in thousands)
                                   (unaudited)

                                                                                                       NINE MONTHS ENDED
                                                                                                       -----------------
                                                                                                          SEPTEMBER 30
                                                                                                          ------------
                                                                                                     1998               1999
                                                                                                     ----               ----
OPERATING ACTIVITIES:
  Net income (loss)                                                                              $  19,096           $ (65,222)
  Adjustments to reconcile net loss  to net cash provided by operating activities:
    Depreciation                                                                                     3,065               4,253
    Amortization of radio broadcasting licenses, other intangibles and deferred charges              7,121              11,061
    Extraordinary items                                                                              2,401
    Deferred taxes                                                                                                      82,798
    (Gain) on dispositions and exchanges of assets                                                  (8,618)               (419)
    Non-cash stock-based compensation expense                                                                              335
    Interest on Convertible Subordinated Note                                                        1,448
    Adjustment to reflect indexing of the Convertible Subordinated Note                             (6,062)
    Changes in assets and liabilities which provided (used) cash:
       Accounts receivable                                                                          (7,863)            (12,210)
       Prepaid expenses                                                                             (1,570)                741
       Accounts payable, accrued liabilites and income taxes payable                                 6,679               3,447
       Minority interest                                                                               (19)             (2,882)
                                                                                                 ---------           ---------
           Net cash provided by operating activities                                                15,678              21,902
                                                                                                 ---------           ---------

INVESTING ACTIVITIES:
    Additions to property and equipment                                                             (6,171)            (10,093)
    Proceeds from sale of assets                                                                     9,656               1,162
    Proceeds from exchanges of radio stations                                                        3,132
    Payment for exchanges of radio stations                                                           (306)
    Purchases of radio station assets                                                             (136,804)            (60,968)
    Deferred charges and other assets                                                               (3,279)               (703)
    Station acquisition deposits                                                                    (2,409)             74,872
                                                                                                 ---------           ---------
           Net cash (used) provided by investing activities                                       (136,181)              4,270
                                                                                                 ---------           ---------

FINANCING ACTIVITIES:
    Net proceeds from Initial Public Offering                                                                          236,157
    Proceeds from issuance of long-term debt                                                       264,286              82,500
    Payments of long-term debt                                                                    (137,502)           (253,506)
    Proceeds from issuance of common stock related to an incentive plan                                                    126
    Dividends paid to S Corporation shareholders                                                    (3,112)            (88,113)
                                                                                                 ---------           ---------
           Net cash provided (used) by financing activities                                        123,672             (22,836)
                                                                                                 ---------           ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                            3,169               3,336
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                       3,497               6,469
                                                                                                 ---------           ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                         $   6,666           $   9,805
                                                                                                 =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION --
   Cash paid during the period for:
      Interest                                                                                   $   8,561           $   9,971
                                                                                                 =========           =========
      Income taxes                                                                               $     262           $   4,269
                                                                                                 =========           =========


SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES -

  In connection with the radio station exchange transactions completed by the Company during the nine months ended September 30, 1998, the non-cash portion of assets recorded was $22,500.

  In connection with the Company's Initial Public Offering completed during the nine months ended September 30, 1999, the Convertible Subordinated Note, net of deferred finance charge, was converted into equity in the amount of $96,400.




            See notes to condensed consolidated financial statements

                          ENTERCOM COMMUNICATIONS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

1.         BASIS OF PRESENTATION

           The accompanying unaudited financial statements for Entercom Communications Corp. (the "Company") have been prepared in accordance with (i) generally accepted accounting principles for interim financial information and
(ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation have been included.

            This Form 10-Q should be read in conjunction with the transition report on Form 10-Q for the transition period ended December 31, 1998, filed with the SEC on March 12, 1999 and the financial statements and notes thereto included in the Company's audited financial statements as of September 30, 1998, as presented in (1) the Company's registration statement on Form S-1, in connection with the Class A Common Stock offering filed with the Securities and Exchange Commission (the "SEC") and dated January 28, 1999, (2) the Company's registration statement on Form S-1, in connection with the Class A Common Stock offering filed with the SEC and dated September 30, 1999 and (3) the Company's registration statement on Form S-1, relating to Convertible Preferred Securities, Term Income Deferrable Equity Securities ("TIDES"), filed with the SEC and dated September 30, 1999.

           On March 12, 1999, the Company filed a Form 8-K, indicating, among other things, its change for financial reporting purposes, from a fiscal year ended September 30 to a calendar year ending December 31, effective January 1, 1999.

           Operating results for the nine-month and three-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Certain prior year amounts have been reclassified to conform with the current year's presentation, which had no effect on net income or shareholders' equity.

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

           The unaudited pro forma net income data reflect adjustments for income taxes as if the Company had been subject to federal and state income taxes based upon a pro forma effective tax rate of 38% applied to income before income taxes and extraordinary item, excluding the effect of an income adjustment to reflect indexing of the Convertible Subordinated Note (as such adjustment is not tax deductible) of $6.1million and $11.8 million for the nine-month and the three-month periods ended September 30, 1998, respectively.

           The net income (loss) per share and pro forma earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 and, are based on the weighted average number of shares of Common Stock outstanding and dilutive common equivalent shares which include stock options and restricted stock (using the treasury stock method). For the nine-month and three-month periods ended September 30,1998, the effect of the conversion of the Convertible Subordinated Note for the calculation of the pro forma income per share was dilutive.


2.         ACQUISITIONS, DIVESTITURES AND OTHER SIGNIFICANT EVENTS

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

Completed Acquisitions and Divestitures
For the Nine Months Ended September 30, 1999

           On January 22, 1999, in a related party transaction, a wholly-owned subsidiary of the Company purchased a 1% limited partnership interest in ECI License Company, L.P. for $3.4 million. ECI License Company, L.P. is a limited partnership in which the Company is the general partner, owning a 99% general partnership interest. ECI License Company, L.P. owns certain of the Company's FCC licenses. The acquisition effectively gives the Company a 100% interest in its FCC licenses.

           On February 22, 1999, the Company purchased the assets of radio stations WAAF-FM and WQSX-FM (formerly WEGQ-FM) in Boston and WWTM-AM in Worchester from CBS for $58.0 million in cash (the "Second Boston Transaction"). The Company incurred transaction costs of approximately $0.2 million related to this transaction. Broadcasting licenses and other intangibles in the amount of $55.7 million were recorded in connection with this transaction. The Company had operated these stations under a TBA from September 1998 through February 1999 and incurred TBA fees in the amount of $0.7 million.

           On April 22, 1999, the Company sold a building located in Seattle, Washington for a cash purchase price of $1.3 million, resulting in a gain of approximately $0.5 million.

           On June 11, 1999, the Company acquired the assets of radio station KKGM-AM (formerly WREN-AM), serving the Kansas City, Kansas/Missouri radio market, from Mortenson Broadcasting Company of Canton, LLC and Mortenson Broadcasting Company for the sum of $2.8 million in cash. Broadcasting licenses in the amount of $2.5 million were recorded in connection with this transaction.

Other Significant Events

           Prior to the revocation of its S Corporation status, the Company declared a dividend (the "S Distribution"), conditioned upon consummation of the IPO, payable to its former S Corporation shareholders in the amount of $88.1 million, which the Company estimated would be the undistributed balance of the income of the Company which has been taxed or is taxable to its S Corporation shareholders as of the Revocation Date. The S Distribution of $88.1 million was paid as of June 30, 1999.

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

           On September 30, 1999, the Company and certain shareholders of the Company entered into an underwriting agreement to sell 8,750,000 shares of Class A Common Stock of which 8,000,000 shares were to be sold by the Company and 750,000 shares were to be sold by selling shareholders. The Company completed this offering on October 6, 1999 and sold 8,000,000 shares of Class A Common Stock at a price per share of $36.00. The net proceeds to the Company from this offering, after deducting underwriting discounts and other offering expenses, was approximately $276.1 million.

           On September 30, 1999, the Company entered into an agreement to sell 2,500,000 Convertible Preferred Securities, Term Income Deferrable Equity Securities ("TIDES"), including underwriters' over-allotments at an offering price of $50.00 per security. Subject to certain deferral provisions, the trust will pay quarterly calendar distributions, with the first distribution payable on December 31, 1999. The TIDES represent undivided preferred beneficial ownership interest in the assets of the trust. The trust will use the proceeds to purchase from the Company an equal amount of 6.25% Convertible Subordinated Debentures due 2014. The Company will own all of the common securities issued by the trust. The trust exists for the sole purpose of issuing the common securities and the TIDES. The holders of the TIDES will have a preference with respect to each distribution and amounts payable upon liquidation, redemption or otherwise over the holders of the common securities of the trust. Each TIDES is initially convertible into shares of the Company's Class A Common Stock at the rate of 1.1364 shares of Class A Common Stock for each TIDES. The Company completed this offering on October 6, 1999 and sold 2,500,000 TIDES at $50.00 per TIDES. The net proceeds to the Company from this offering, after deducting underwriting discounts and other offering expenses, was approximately $120.3 million.

Unaudited Pro Forma Information for Acquisitions and Divestitures

           The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition and divestiture transactions which occurred during the period of January 1,1998 through September 30, 1999 had all occurred as of January 1, 1998, after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions and other transactions occurred as of January 1, 1998. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of (i) what would have occurred had the acquisitions and other transactions been made as of that date or (ii) results which may occur in the future.

                                                                                 (unaudited)
                                                                                 -----------
                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                        -------------------------------
                                                                             1998            1999
                                                                             ----            ----
Net Revenues                                                               $130,683        $154,749
Income (loss) before extraordinary items and gains on sale of assets          1,542         (65,851)
Income (loss) before extraordinary items (net of tax benefits)               10,333         (65,851)
Net income (loss)                                                             7,957         (65,851)


3.         DEBT

           The Company has a senior secured Credit Facility (the "Credit Facility") with a syndicate of banks which allows the Company to borrow up to $350.0 million on a reducing, revolving basis. Availability under the Credit Facility reduces quarterly beginning June 30, 2000, in amounts which vary from $4.4 million to $17.5 million. As of September 30, 1999, the Company had $159.0 million of borrowings outstanding under the Credit Facility, in addition to outstanding Letters of Credit in the amounts of $50.0 million (required in connection with the Sinclair Transaction as discussed under Note 4 below) and $4.9 million. The Credit Facility, exclusive of the outstanding Letters of Credit, was paid in full on October 6, 1999 with the proceeds from the equity and TIDES offerings described under Note 2 above.

4.         COMMITMENTS AND CONTINGENCIES

Acquisitions

           The Company entered into a preliminary agreement on February 6, 1996, to acquire the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation, subject to approval by the FCC, for a purchase price of $25.0 million. Notwithstanding efforts by the Company to pursue this transaction, the seller was nonresponsive. On July 28, 1999, the Company commenced a legal action seeking to enforce this agreement, and subsequently the seller filed a cross-complaint against the Company asking for damages, an injunction and costs and filed a separate action against our President asking for treble damages, injunction, attorney's fees and costs. The Company's by-laws provide for the Company to indemnify the Company's President for this claim. The Company intends to pursue legal action against the seller and seek dismissal of the claims filed by the seller. Accordingly, the Company cannot determine if and when the transaction might occur.

           On August 18, 1999, the Company entered into an agreement to purchase from Sinclair Broadcast Group ("Sinclair") all of Sinclair's radio properties (with the exception of its St. Louis cluster) and to purchase 300,000 shares of USA Digital Radio Inc. for a purchase price of $824.5 million in cash (the "Sinclair Transaction"). The agreement with Sinclair consists of two separate asset purchase agreements for (1) four Kansas City stations at a purchase price of $122.0 million and (2) the remaining 42 stations in eight other markets and other assets for a purchase price of $702.5 million. As part of the Sinclair Transaction, the Company agreed to spend $5.0 million in television advertising time for the promotion of the Company's radio stations on Sinclair's TV stations over a five year period, and is responsible for certain capital expenditures not to exceed $2.0 million. The Sinclair Transaction covers 46 stations (15 AM and 31 FM) in nine markets including Kansas City, Milwaukee, New Orleans, Memphis, Buffalo, Norfolk, Greensboro/Winston-Salem/High Point, Greenville/Spartanburg and Wilkes-Barre/ Scranton. Seven of the nine markets rank among the top 50 markets in the United States. The Company will be required to sell or exchange certain radio stations in the Kansas City market in order to meet regulatory requirements limiting the number of stations the Company may own in this market to eight (the Company currently owns seven). Completion of the Sinclair Transaction is subject to several factors including FCC approval and Department of Justice approval. If Sinclair rightfully terminates either of the agreements due to non-performance by the Company, Sinclair may be entitled to receive liquidated damages from the Company in the maximum amount of approximately $50.0 million. The Company expects to close on this transaction in the last quarter of 1999.

Contingencies

           The Company is subject to various outstanding claims which arose in the ordinary course of business and to other legal proceedings. In the opinion of management, any liability of the Company which may arise out of or with respect to these matters will not materially affect the financial position, results of operations or cash flows of the Company.


5.         SHAREHOLDERS' EQUITY

           During the nine months ended September 30, 1999, the Company issued options to purchase 858,623 shares of its Class A Common Stock at prices ranging from $18.00 to $41.75 per share. As of September 30, 1999, the Company had 836,619 options outstanding, net of forfeitures of 22,004 options. All of the options become exercisable over a four-year period. In connection with the grant of options with exercise prices below fair market value at the time of grant, the Company recognized compensation expense in the amounts of approximately $293,000 and $123,000 for the nine-month and three-month periods ended September 30, 1999, respectively.

           On January 28, 1999, the Company issued certain Restricted Stock awards, consisting of rights to 11,112 shares of Class A Common Stock, to two directors. Such shares vest ratably on each of the next four anniversary dates of the grant. In connection with these awards, the Company recognized compensation expense in the amounts of approximately $42,000 and $16,000 for the nine-month and three-month periods ended September 30, 1999, respectively.

            On May 11, 1999, Chase Capital converted 300,000 shares of Class C Common Stock to 300,000 shares of Class A Common Stock.


6.         SUBSEQUENT EVENTS

           On October 6, 1999, the Company completed an equity and TIDES offering, as described previously in Note 2.

           On November 4, 1999, the Company purchased 480,000 shares of common stock of Tickets.com Inc. at a purchase price of $12.50 per share, for a total purchase price of $6,000,000. The shares were purchased in an initial public offering through a directed share program. In connection with the purchase, the Company executed lock-up agreements with Tickets.com Inc. and its lead underwriters, pursuant to which the Company has agreed not to sell any of its shares in Tickets.com Inc. for a period of 240 days from November 3, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains, in addition to historical information, statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management's current views and are based on certain assumptions. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, but not limited to, the following: (1) the highly competitive nature of, and new technologies in, the radio broadcasting industry; (2) the Company's dependence upon its Seattle radio stations; (3) the risks associated with the Company's acquisition strategy; (4) the control of the Company by Joseph M. Field and David J. Field;
(5) the Company's vulnerability to changes in federal legislation or FCC regulatory policy; and (6) those matters discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GENERAL

         The Company, founded in 1968, owns and operates on a pro forma basis to include those stations being purchased from Sinclair, 88 stations, 56 FM and 32 AM, in 16 markets, including 12 of the country's top 50 radio advertising markets. The Company's station groups rank among the three largest clusters, based on Duncan's 1998 gross revenues, in 15 of the Company's 16 markets.

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

         A radio broadcasting company's revenues are derived primarily from the sale of broadcasting time to local and national advertisers. These revenues are largely determined by the advertising rates that a radio station is able to charge and the number of advertisements that can be broadcast without jeopardizing listener levels. Advertising rates are primarily based on three factors: (1) a station's audience share in the demographic groups targeted by advertisers, as measured principally by quarterly reports issued by the Arbitron Ratings Company ("Arbitron"); (2) the number of radio stations in the market competing for the same demographic groups; and (3) the supply of and demand for radio advertising time.

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

         Radio broadcasting companies often derive revenues from TBAs and Joint Sales Agreements ("JSAs"). In a TBA, a radio station operator will enter into an agreement to provide a substantial amount of the broadcast programming for a radio station that is owned by a separate licensee. In a JSA, a licensed radio station operator agrees to sell commercial advertising for a radio station that is owned by a separate licensee. Typically, the Company uses TBAs to operate radio stations that it has agreed to acquire prior to the time that the acquisition is completed. Revenues realized under TBAs for stations operated by the Company prior to acquiring the stations are included in net revenues, and operating expenses associated with these stations are reflected in station operating expenses. Consequently, there is no difference in the method of revenue and operating expense recognition between a station operated by the Company under a TBA and a station owned and operated by the Company.

         In the following analysis, management discusses broadcast cash flow and pro forma after-tax cash flow. Neither broadcast cash flow nor pro forma after-tax cash flow purports to represent net income, operating income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and they should not be considered in isolation or as a substitute for such measurements. Broadcast cash flow consists of operating income before depreciation, amortization, corporate general and administrative expenses and net expense (income) from time brokerage agreement fees. Pro forma after-tax cash flow consists of pro forma income before extraordinary item minus gains (plus losses) on sale of assets (net of tax), plus the following: depreciation and amortization, non-cash compensation expense (which is included in corporate general and administrative expenses), the amount of the expense adjustment to reflect indexing of the Convertible Subordinated Note (or minus the income adjustment to reflect indexing of the Convertible Subordinated Note) and deferred tax provision (or minus the deferred tax benefit). In part due to the non-capital-intensive nature of the radio broadcasting industry and the high level of non-cash depreciation and amortization expense, broadcast cash flow and pro forma after-tax cash flow are frequently used as bases for evaluating radio broadcasting businesses, although the Company's measures of broadcast cash flow and pro forma after-tax cash flow may not be comparable to similarly titled measures of other companies.

         The Company calculates "same station" growth by comparing the performance of stations operated by the Company (including operation under a TBA) throughout a relevant period to the performance of those same stations (whether or not operated by the Company) in the prior year's corresponding period, excluding the effect of barter revenues and expenses and divested stations. "Same station broadcast cash flow margin" is the broadcast cash flow margin of the stations included in the Company's same station calculations. For purposes of the following discussion, (1) pro forma net income represents historical income before income taxes and extraordinary item, adjusted as if the Company were treated as a C Corporation during all relevant periods at an effective tax rate of 38%, applied to income before income taxes, including permanent differences between tax and book income, and extraordinary item, excluding the effect of an income adjustment to reflect indexing of the Convertible Subordinated Note (as such adjustment is not taxable) of $6.1 million and $11.8 million for the nine-month and three-month periods ended September 30, 1998, respectively and (2) broadcast cash flow margin represents broadcast cash flow as a percentage of net revenues.

RESULTS OF OPERATIONS

         The following presents the results of operations of the Company for the nine months ended September 30, 1999 and September 30, 1998, and should be read in conjunction with the condensed consolidated financial statements of the Company and the related notes included elsewhere in this Form 10-Q.

NINE MONTHS ENDED SEPTEMBER 30, 1999 V. SEPTEMBER 30, 1998

                                                                                                 Nine Months Ended
                                                                                                 -----------------
                                                                                     September 30, 1998      September 30, 1999
                                                                                            (Dollar amounts in thousands)

NET REVENUES                                                                              $104,599                 $154,749
                                                                   Increase of            $ 50,150  or  47.9%
                                                                   ------------------------------------------------------------

         Net revenues increased 47.9% to $154.7 million for the nine months ended September 30, 1999 from $104.6 million for the nine months ended September 30, 1998. Of the increase, $36.7 million is attributable to stations acquired or that were in the process of being acquired since January 1, 1998, offset by $3.0 million for stations divested or that were in the process of being divested during the same period. On a same station basis, net revenues increased 18.0% to $153.2 million from $130.0 million. Same station revenue growth was led by increases in Boston, Seattle and Kansas City due to improved selling efforts. A strategic realignment of our station formats in Sacramento resulted in significant gains in ratings and revenues.

                                                                                               Nine Months Ended
                                                                                               -----------------
                                                                                 September 30, 1998          September 30, 1999
                                                                                          (Dollar amounts in thousands)

STATION OPERATING EXPENSES                                                             $69,731                    $100,218
                                                                   Increase of         $30,487  or  43.7%
                                                                   ------------------------------------------------------------
Percentage of Net Revenues                                                                66.7%                       64.8%


         Station operating expenses increased 43.7% to $100.2 million for the nine months ended September 30, 1999 from $69.7 million for the nine months ended September 30, 1998. Of the increase in station operating expenses, $26.6 million is attributable to stations acquired or that were in the process of being acquired since January 1, 1998, offset by $2.7 million for stations divested or that were in the process of being divested during the same period. On a same station basis, station operating expenses increased 6.3% to $98.8 million from $93.0 million.

                                                                                               Nine Months Ended
                                                                                               -----------------
                                                                                 September 30, 1998          September 30, 1999
                                                                                         (Dollar amounts in thousands)

DEPRECIATION AND AMORTIZATION                                                         $10,186                      $15,314
                                                                   Increase of        $ 5,128  or  50.3%
                                                                   ------------------------------------------------------------
Percentage of Net Revenues                                                                9.7%                         9.9%

         Depreciation and amortization increased 50.3% to $15.3 million for the nine months ended September 30, 1999 from $10.2 million for the nine months ended September 30, 1998. The increase in depreciation and amortization was mainly attributable to the Company's acquisitions net of divestitures since January 1, 1998.

                                                                                               Nine Months Ended
                                                                                               -----------------
                                                                                September 30, 1998           September 30, 1999
                                                                                         (Dollar amounts in thousands)

CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES                                        $3,678                       $5,640
                                                                   Increase of        $1,962  or  53.3%
                                                                   ------------------------------------------------------------
Percentage of Net Revenues                                                               3.5%                         3.6%

         Corporate general and administrative expenses increased 53.3% to $5.6 million for the nine months ended September 30, 1999 from $3.7 million for the nine months ended September 30, 1998. The increase in corporate expenses was mainly attributable to higher administrative expenses associated with supporting the Company's growth, and increasing staff and expenses to operate as a public company. Also included in the current period is $0.3 million in non-cash stock-based compensation expense.

                                                                                Nine Months Ended
                                                                                -----------------
                                                                 September 30, 1998           September 30, 1999
                                                                           (Dollar amounts in thousands)

INTEREST EXPENSE                                                       $11,667                      $9,022
                                                    Decrease of        $(2,645)  or  (22.7%)
                                                    ------------------------------------------------------------
Percentage of Net Revenues                                                11.2%                        5.8%



         Interest expense decreased 22.7% to $9.0 million for the nine months ended September 30, 1999 from $11.7 million for the nine months ended September 30, 1998. The decrease in interest expense was mainly attributable to a reduction in outstanding indebtedness from the proceeds of the IPO, partially offset by an increase in debt used to fund the acquisition of radio station assets.


                                                                                Nine Months Ended
                                                                                -----------------
                                                                 September 30, 1998           September 30, 1999
                                                                          (Dollar amounts in thousands)

INCOME BEFORE INCOME TAXES & EXTRAORDINARY ITEM                        $21,844                     $24,987
                                                    Increase of        $ 3,143  or  14.4%
                                                    ------------------------------------------------------------
Percentage of Net Revenues                                                20.9%                       16.1%


         Income before income taxes and extraordinary item increased 14.4% to $25.0 million for the nine months ended September 30, 1999 from $21.8 million for the nine months ended September 30, 1998. The net change from the prior year is affected by (1) an increase in income of $12.6 million due to increases in revenues from existing stations and improved revenues and expense management from newly acquired stations; (2) a decrease in income of $6.1 million resulting from the conversion of the Convertible Subordinated Note which in the prior period had provided a $6.1 million increase in income to reflect indexing; (3) a decrease in income of $8.2 million due to a decrease in gains on sale of assets;
(4) a increase in income of $2.6 million due to a decrease in interest expense for the reasons described under interest expense; and (5) an increase in income of $1.7 million due to a decrease in net expense (income) from time brokerage agreement fees.


OTHER DATA                                                                      Nine Months Ended
                                                                                -----------------
                                                                  September 30, 1998          September 30, 1999
                                                                           (Dollar amounts in thousands)

PRO FORMA NET INCOME                                                   $14,358                     $15,412
                                                    Increase of         $1,054  or  7.3%
                                                    ------------------------------------------------------------


         As a result of the factors described above, pro forma net income increased 7.3% to $15.4 million for the nine months ended September 30, 1999 from $14.4 million for the nine months ended September 30, 1998. The net change from the prior year is affected by (1) an increase in income of $7.8 million due to increases in revenues from existing stations and improved revenues and expense management from newly acquired stations (2) a decrease in income of $6.1 million resulting from the conversion of the Convertible Subordinated Note which in the prior period had provided a $6.1 million increase in income to reflect indexing; (3) a decrease in income of $5.1million due to a decrease in gains on sale of assets; (4) a increase in income of $1.6 million due to a decrease in interest expense for the reasons described under interest expense; and.(5) an increase in income of $1.1 million due to a decrease in net expense (income) from time brokerage agreement fees.



                                                                              Nine Months Ended
                                                                              -----------------
                                                                September 30, 1998          September 30, 1999
                                                                         (Dollar amounts in thousands)

BROADCAST CASH FLOW                                                    $34,868                     $54,531
                                                    Increase of        $19,663  or  56.4%
                                                    ------------------------------------------------------------


         Broadcast cash flow increased 56.4% to $54.5 million for the nine months ended September 30, 1999 from $34.9 million for the nine months ended September 30, 1998. Of the increase, $10.0 million is attributable to stations acquired or that were in the process of being acquired since January 1, 1998, offset by $0.3 million for stations divested or that were in the process of being divested during the same period. On a same station basis, broadcast cash flow increased 47.4% to $54.5 million from $36.9 million.


                                                                                Nine Months Ended
                                                                                -----------------
                                                                   September 30, 1998         September 30, 1999
                                                                           (Dollar amounts in thousands)

BROADCAST CASH FLOW MARGIN                                                33.3%                      35.2%
                                                    ------------------------------------------------------------


          The broadcast cash flow margin increased to 35.2% for the nine months ended September 30, 1999 from 33.3% for the nine months ended September 30, 1998. The increase in broadcast cash flow margin is attributable to improved revenues and expense management. On a same station basis, the Company's broadcast cash flow margin increased to 35.5% from 28.4%.


                                                                                               Nine Months Ended
                                                                                               -----------------
                                                                                September 30, 1998           September 30, 1999
                                                                                        (Dollar amounts in thousands)

PRO FORMA AFTER-TAX CASH FLOW                                                         $16,025                     $35,072
                                                                   Increase of        $19,047  or  118.9%
                                                                   ------------------------------------------------------------


          Pro forma after-tax cash flow increased 118.9% to $35.1 million for the nine months ended September 30, 1999 from $16.0 million for the nine months ended September 30, 1998. The increase is attributable to improved operations of existing stations and the net effect of newly acquired properties, taking into consideration pro forma income taxes as though the Company had reported as a C corporation during the periods presented. The amount of the deferred pro forma income tax expense was $4.2 million and $3.7 million for the nine months ended September 30, 1999 and 1998, respectively. The amount of the deferred pro forma income tax expense, excluding the effect of any gains or losses on sale of assets, was $4.5 million and $3.7 million for the nine months ended September 30, 1999 and 1998, respectively.


THREE MONTHS ENDED SEPTEMBER 30, 1999 V. SEPTEMBER 30, 1998


                                                                                             Three Months Ended
                                                                                             ------------------
                                                                               September 30, 1998           September 30, 1999
                                                                                        (Dollar amounts in thousands)

NET REVENUES                                                                        $40,912                       $59,204
                                                                 Increase of        $18,292  or  44.7%
                                                                 -------------------------------------------------------------


          Net revenues increased 44.7% to $59.2 million for the three months ended September 30, 1999 from $40.9 million for the three months ended September 30, 1998.Of the increase in net revenues, $12.0 million is attributable to stations acquired or that were in the process of being acquired since January 1, 1998, offset by $0.8 million for stations divested or that were in the process of being divested during the same period. On a same station basis, net revenues increased 22.2% to $58.8 million from $48.1 million. Same station revenue growth was led by increases in Boston, Seattle and Kansas City due to improved selling efforts. A strategic realignment of our station formats resulted in significant gains in revenues for this quarter.


                                                                                              Three Months Ended
                                                                                              ------------------
                                                                               September 30, 1998           September 30, 1999
                                                                                        (Dollar amounts in thousands)

STATION OPERATING EXPENSES                                                          $26,982                       $35,922
                                                                 Increase of        $ 8,940  or  33.1%
                                                                 -------------------------------------------------------------
Percentage of Net Revenues                                                             66.0%                         60.7%



         Station operating expenses increased 33.1% to $35.9 million for the three months ended September 30, 1999 from $27.0 million for the three months ended September 30, 1998. Of the increase in station operating expenses, $8.1 million is attributable to stations acquired or that were in the process of being acquired since January 1, 1998, offset by $1.0 million for stations that divested or that were in the process of being divested during the same period. On a same station basis, station operating expenses increased 6.1% to $35.5 million from $33.5 million.


                                                                                               Three Months Ended
                                                                                               ------------------
                                                                                September 30, 1998           September 30, 1999
                                                                                         (Dollar amounts in thousands)

DEPRECIATION AND AMORTIZATION                                                          $4,107                       $5,295
                                                                  Increase of          $1,188  or  28.9%
                                                                  -------------------------------------------------------------
Percentage of Net Revenues                                                               10.0%                         8.9%


         Depreciation and amortization increased 28.9% to $5.3 million for the three months ended September 30, 1999 from $4.1 million for the three months ended September 30, 1998. The increase in depreciation and amortization was mainly attributable to the Company's acquisitions net of divestitures since January 1, 1998.

                                                                                               Three Months Ended
                                                                                               ------------------
                                                                                September 30, 1998           September 30, 1999
                                                                                         (Dollar amounts in thousands)

CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES                                         $1,485                      $2,186
                                                                  Increase of          $  701  or  47.2%
                                                                  -------------------------------------------------------------
Percentage of Net Revenues                                                                3.6%                        3.7%


         Corporate general and administrative expenses increased 47.2% to $2.2 million for the three months ended September 30, 1999 from $1.5 million for the three months ended September 30, 1998. The increase in corporate expenses was mainly attributable to higher administrative expenses associated with supporting the Company's growth and increasing staff and expenses to operate as a public company. Also included in the current period is $0.1 million in non-cash stock-based compensation expense.

                                                                                               Three Months Ended
                                                                                               ------------------
                                                                                September 30, 1998           September 30, 1999
                                                                                         (Dollar amounts in thousands)

INTEREST EXPENSE                                                                       $5,488                      $2,776
                                                                  Decrease of         ($2,712)  or  (49.4%)
                                                                  -------------------------------------------------------------
Percentage of Net Revenues                                                               13.4%                        4.7%


         Interest expense decreased 49.4% to $2.8 million for the three months ended September 30, 1999 from $5.5 million for the three months ended September 30, 1998. The decrease in interest expense was mainly attributable to a reduction in outstanding indebtedness from the proceeds of the IPO, partially offset by an increase in debt to fund the acquisition of radio station assets.

                                                                                               Three Months Ended
                                                                                               ------------------
                                                                                September 30, 1998           September 30, 1999
                                                                                         (Dollar amounts in thousands)

INCOME BEFORE INCOME TAXES                                                            $14,452                     $13,043
                                                                  Decrease of         ($1,409)  or  (9.7%)
                                                                  -------------------------------------------------------------
Percentage of Net Revenues                                                               35.3%                       22.0%


         Income before income taxes decreased 9.7% to $13.0 million for the three months ended September 30, 1999 from $14.5 million for the three months ended September 30, 1998. The net change from the prior year is affected by (1) an increase in income of $7.6 million due to increases in revenues from existing stations and improved revenues and expense management from newly acquired stations (2) a decrease in income of $11.8 million resulting from the conversion of the Convertible Subordinated Note which in the prior period had provided a $11.8 million increase in income to reflect indexing; and (3) a increase in income of $2.7 million due to a decrease in interest expense for the reasons described under interest expense.

                                                                                               Three Months Ended
                                                                                               ------------------
                                                                                September 30, 1998           September 30, 1999
                                                                                         (Dollar amounts in thousands)

NET INCOME                                                                            $14,172                      $8,053
                                                                  Decrease of         ($6,119)  or  (43.2%)
                                                                  -------------------------------------------------------------
Percentage of Net Revenues                                                               34.6%                       13.6%


         As a result of the factors described above, net income decreased to $8.1 million for the three months ended September 30, 1999 from $14.2 million for the three months ended September 30, 1998. The net change is caused by (1) a decrease in income due to an increase of $4.7 million in tax expense as the Company terminated its S election prior to the IPO and is now subject to federal and state corporate income taxes rather than only some state taxes in the prior period; (2) an increase in income of $7.6 million, excluding the effect of tax, primarily attributable to an improvement in operating income due to increases in revenues from existing stations and improved revenues and expense management from newly acquired stations; (3) a decrease in income of $11.8 million resulting from the conversion of the Convertible Subordinated Note which in the prior period had provided a $11.8 million increase in income to reflect indexing; and (4) an increase in income of $2.7 million ,excluding the effect of tax, due to a decrease in interest expense for the reasons described under interest expense.

OTHER DATA

                                                                                               Three Months Ended
                                                                                               ------------------
                                                                                September 30, 1998           September 30, 1999
                                                                                        (Dollar amounts in thousands)

BROADCAST CASH FLOW                                                                   $13,930                      $23,282
                                                                  Increase of          $9,352  or  67.1%
                                                                  -------------------------------------------------------------

         Broadcast cash flow increased 67.1% to $23.3 million for the three months ended September 30, 1999 from $13.9 million for the three months ended September 30, 1998. Of the increase in broadcast cash flow, $3.9 million is attributable to stations acquired or that were in the process of being acquired since January 1, 1998, increased by a deficit of $0.2 million for stations that divested or that were in the process of being divested during the same period. On a same station basis, broadcast cash flow increased 59.0% to $23.2 million from $14.6 million.

                                                                                               Three Months Ended
                                                                                              -------------------
                                                                                September 30, 1998           September 30, 1999
                                                                                         (Dollar amounts in thousands)

BROADCAST CASH FLOW MARGIN                                        Increase of           34.0%                       39.3%
                                                                  -------------------------------------------------------------

         The broadcast cash flow margin increased to 39.3% for the three months ended September 30, 1999 from 34.0% for the three months ended September 30, 1998. The increase in broadcast cash flow margin is attributable to improved revenues and expense management. On a same station basis, the Company's broadcast cash flow margin increased to 39.6% from 30.4%.

                                                                                               Three Months Ended
                                                                                               ------------------
                                                                                September 30, 1998           September 30, 1999
                                                                                         (Dollar amounts in thousands)

PRO FORMA AFTER-TAX CASH FLOW                                                         $6,462                       $14,857
                                                                  Increase of         $8,395  or  129.9%
                                                                  -------------------------------------------------------------

         Pro forma after-tax cash flow increased 129.9% to $14.9 million for the three months ended September 30, 1999 from $6.5 million for the three months ended September 30, 1998. The increase in pro forma after-tax cash flow is attributable to improved operations of existing stations and the net effect of newly acquired properties, taking into consideration pro forma income taxes as though the Company had reported as a C corporation during the periods presented. The amount of the deferred pro forma income tax expense was $1.1 million and $0.6 million for the three months ended September 30, 1999 and 1998, respectively. The amount of the deferred pro forma income tax expense, excluding the effect of any gains or losses on sale of assets, was $1.4 million and $0.7 million for the three months ended September 30, 1999 and 1998, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         The Company uses a significant portion of its capital resources to consummate acquisitions. These acquisitions are funded from one or a combination of the following sources: (1) the Credit Facility (described below), (2) the swapping of Company-owned radio stations in transactions which qualify as "like-kind" exchanges under Section 1031 of the Internal Revenue Code and (3) internally-generated cash flow. For the Sinclair Transaction, the Company will use the net proceeds from the TIDES offering and the Class A Common Stock offering, together with cash on hand and proceeds from an amended or replacement credit facility, to finance the purchase price for the SinclairTransaction.

         Net cash flows provided by operating activities were $21.9 million and $15.7 million for the nine months ended September 30, 1999 and 1998, respectively. Changes in the Company's net cash flows provided by operating activities are primarily a result of changes in advertising revenues and station operating expenses, which are affected by the acquisition and disposition of stations during those periods.

         Net cash flows provided by investing activities were $4.3 million for the nine months ended September 30, 1999 and net cash flows used by investing activities were $136.2 million for the nine months ended September 30, 1998. Net cash flows used by financing activities were $22.8 million for the nine months ended September 30, 1999 and net cash flows provided by financing activities were $123.7 million for the nine months ended September 30, 1998. The cash flows for the nine months ended September 30, 1999 reflect (1) acquisitions consummated in the period and the related borrowings, (2) proceeds from the IPO and the related payment of long-term debt and (3) the payment of the S Distribution. The cash flows for the nine months ended September 30,1998 reflect refinancing of the Company's Credit Facility and acquisitions consummated in the period together with the related borrowings.

         On February 3, 1999, upon the consummation of the IPO, the Company received net proceeds of $236.2 million, after deduction of discounts, commissions, fees and expenses. The proceeds were used to reduce outstanding indebtedness under the Credit Facility and to pay other corporate obligations. Shortly after reducing indebtedness under the credit facility, in February 1999 the Company borrowed approximately $58.0 million to purchase three Boston radio stations from CBS.

         On October 6, 1999, the Company completed an equity and TIDES offering and received $276.1 million and $120.3 million, respectively, after deduction of discounts, commissions, fees and expenses. As of September 30, 1999, the Company had approximately $159.0 million of borrowings outstanding under the Credit Facility in addition to outstanding Letters of Credit in the amounts of $4.9 million and $50.0 million (required in connection with the Sinclair Transaction). Amounts outstanding under the Credit Facility, exclusive of the outstanding Letters of Credit, were paid in full on October 6, 1999 with the proceeds from the equity and TIDES offerings.

         In addition to debt service, the Company's principal liquidity requirements are for working capital and general corporate purposes, including capital expenditures, and, if appropriate opportunities arise, acquisitions of additional radio stations. For calendar 1999, management anticipates maintenance capital expenditures to be between $1.0 million and $1.5 million and total capital expenditures to be between $10.5 million and $12.5 million. These estimates do not include the incremental capital expenditures that may be incurred in connection with the Sinclair Transaction. These capital expenditures include studio consolidations in many of our markets, providing us with operational improvements from which we will receive long-term benefits. Management believes that cash from operating activities, together with available revolving credit borrowings under the Credit Facility, should be sufficient to permit the Company to meet its financial obligations and fund its operations, exclusive of the Sinclair acquisition. In order to fund the $824.5 million in cash required to consummate the Sinclair Transaction, the Company expects to pay approximately $120.3 million from the net proceeds of the TIDES offering and approximately $276.1 million from the net proceeds of the Class A Common Stock offering. However, the Company will be required to raise an additional $428.1 million through borrowing to fund the balance of the Sinclair Transaction purchase price. Our existing credit facility would provide approximately $186.1 million of this amount, but the Company will need to amend or replace the facility to increase funds available under it by approximately $242.0 million. The Company has pending commitment letters from a group of lenders to amend or replace our present credit facility .

         Upon the closing of the Sinclair Transaction, anticipated in the fourth quarter of 1999, the Company will record a non-cash deferred income tax expense of approximately $4.2 million. This amount reflects an increase in the Company's effective tax rate from 38% to 40% and its effect on previously reported temporary differences between the tax and financial reporting bases of the Company's assets and liabilities. The increase in the Company's effective tax rate is the result of adding facilities in additional states which on average have higher income tax rates than in those states in which the Company currently operates.

         The Company entered into the Credit Facility, dated as of February 13, 1998, as amended October 8, 1998 and July 20, 1999, with a syndicate of banks, for a $350.0 million revolving credit facility, subject to compliance with certain financial ratios and covenants. The Credit Facility was established to:
(1) refinance existing indebtedness of the Company: (2) provide working capital; and (3) fund corporate acquisitions. At the Company's election, interest on any outstanding principal accrues at a rate based on either LIBOR plus a spread which ranges from 0.5% to 2.125% or on KeyBank N.A.'s base rate plus a spread of up to 0.875%, depending on the Company's leverage ratio. Although the Company may borrow, repay and re-borrow under the Credit Facility, the aggregate maximum amount that the Company may have outstanding at any one time is reduced on a quarterly basis beginning on June 30, 2000. The final maturity date for the Credit Facility is February 13, 2006. The Credit Facility requires the Company to comply with certain financial covenants and leverage ratios, with which management believes the Company is in compliance.

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

IMPACT OF YEAR 2000 ISSUES

         The Company relies, directly and indirectly, on information technology systems to operate its radio stations, provide its radio stations with programming, up-to-date news and other information and perform a variety of administrative services including accounting, financial reporting, advertiser spot scheduling, payroll and invoicing. Most of these information technology systems, such as Marketron, Columbine, Ultipro, Solomon, NT and Novell, are standard commercial software products used both throughout the radio broadcasting industry and in other industries. The Company also uses non-information technology systems, such as microchips for dating and other automated functions. Information and non-information technology systems that do not properly recognize and process date sensitive information when the year changes to "2000" or "00" could generate erroneous data or cause such systems to fail ("Year 2000 Issues"). All of the Company's technology systems could potentially be affected by Year 2000 Issues.

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

         The Company is currently completing Year 2000 remediation efforts and the Company has developed a contingency plan for dealing with Year 2000 issues caused by systems external to the Company. Since most of the Year 2000 compliance achieved by the Company to date has been done through the normal information systems upgrading process, separate costs have not been allocated to the Year 2000 Issues. Based on the Company's experience to date, Management estimates that the remaining costs to respond to the year 2000 issues will not be material and these costs will be expensed as incurred.

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

         All of the Rate Hedging Transactions are tied to the three-month LIBOR interest rate, which may fluctuate daily, and which may fluctuate significantly. Any increase in the three-month LIBOR rate results in a decrease in the amount of unrecognized loss or an increase in the unrecognized gain by the Company, while any decrease in the three-month LIBOR rate results in an increase in the amount of unrecognized loss or a decrease in an unrecognized gain by the Company. An increase in the three-month LIBOR rate results in a more favorable valuation of each of the Rate Hedging Transactions. Correspondingly, a decrease in the three-month LIBOR rate results in a less favorable valuation of each of the Rate Hedging Transactions. The three-month LIBOR rate at September 30, 1999 was higher than the rate at June 30, 1999. This increase resulted in unrecognized gains by the Company from the Rate Hedging Transactions.

         See also additional disclosures regarding "Liquidity and Capital Resources" made under Item 2, above.


                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None to report.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On September 30, 1999, the Company and certain shareholders of the Company entered into an agreement to sell an aggregate of 8,750,000 shares of Class A Common Stock of which 8,000,000 shares were to be sold by the Company and 750,000 shares were to be sold by selling shareholders. On October 6, 1999, the Company sold 8,000,000 of its Class A Common Stock, $.01 par value and the selling shareholders sold 750,000 shares of Class A Common Stock, $.01 par value. Credit Suisse First Boston Corporation, Deutsche Bank Alex. Brown, Goldman, Sachs & Co., and Morgan Stanley Dean Witter were the managing underwriters of the offering. The number of shares registered, the aggregate price of the shares registered, the shares sold and the aggregate offering price of the shares sold by the Company and the selling shareholders ("Selling Shareholders") of the Company in the offering were as follows:


                                                         Aggregate                                  Aggregate
                                                         ---------                                  ---------
                                Number of Shares      Price of Shares      Number of Shares      Price of Shares
                                ----------------      ---------------      ----------------      ---------------
                                   Registered            Registered              Sold                  Sold
                                   ----------            ----------              ----                  ----

The Company                         8,000,000           $288,000,000           8,000,000           $288,000,000

Selling Shareholders                  750,000           $ 27,000,000             750,000           $ 27,000,000


         The Company incurred the following estimated expenses with respect to the offering during the period from July 1999 through September 30, 1999. These expenses include estimated expenses of $25,000 to the law firm of Stradley Ronon Stevens & Young, LLP, a firm with which S. Gordon Elkins, a director of the Company, is affiliated. Except for the payment of this expense, none of the following expenses were direct or indirect payments to directors, officers, general partners of the Company or their affiliates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the
Company:


                                                     Underwriters'                                Total Company
   Underwriting Discounts                            -------------                                -------------
      and Commissions          Finders' Fees           Expenses           Other Expenses            Expenses
      ---------------          -------------           --------           --------------            --------
        $10,800,000                  $0                   $0                $1,100,000             $11,900,000


         The net proceeds from the offering to the Company after deducting the foregoing discounts, commissions, fees and expenses were approximately $276.1million. The Company has used some of the proceeds to repay existing revolving indebtedness outstanding under the Credit Facility, with the balance to be applied to the Sinclair Transaction

         On September 30, 1999, the Company entered into an agreement to sell 2,500,000 TIDES, at an offering price of $50.00 per security. On October 6, 1999 the Company consummated this offering. Credit Suisse First Boston, Banc of America Securities LLC and Deutsche Bank Alex. Brown, were the managing underwriters of the offering. The number of TIDES registered, the aggregate price of the TIDES registered, the number of TIDES sold and the aggregate offering price of the TIDES sold by the Company in the offering were as follows:


                                                         Aggregate
                                                         ---------
                                 Number of TIDES       Price of TIDES       Number of TIDES         Aggregate
                                 ---------------       --------------       ---------------         ---------
                                   Registered            Registered              Sold          Price of TIDES Sold
                                   ----------            ----------              ----          -------------------

The Company                        2,500,000           $125,000,000           2,500,000           $125,000,000


         The Company incurred the following expenses with respect to the offering during the period from July 1999 through September 30, 1999. These expenses include estimated expenses of $25,000 to the law firm of Stradley Ronon Stevens & Young, LLP, a firm with which S. Gordon Elkins, a director of the Company, is affiliated. Except for the payment of this expense, none of the following expenses were direct or indirect payments to directors, officers, general partners of the Company or their affiliates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company.


                                                     Underwriters'                                Total Company
   Underwriting Discounts                            -------------                                -------------
      and Commissions          Finders' Fees           Expenses           Other Expenses            Expenses
      ---------------          -------------           --------           --------------            --------

        $3,750,000                   $0                   $0                $1,000,000             $4,750,000


         The net proceeds from the offering to the Company after deducting the foregoing discounts, commissions, fees and expenses were approximately $120.3 million. The Company has used some of the proceeds to repay existing revolving indebtedness outstanding under the Credit Facility, with the balance to be applied to the Sinclair Transaction.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None to report.

ITEM 5.  OTHER INFORMATION

The Company filed a Form 8-K on August 18, 1999, disclosing the Company's intended consummation of the Sinclair Transaction.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


Exhibit
Number                                                           Description
------                                                           -----------

 3.01                     Amended and Restated Articles of Incorporation of the Registrant**
 3.02                     Amended and Restated Bylaws of the Registrant**
 4.01                     Lock-up Release Agreement, dated as of May 6, 1999, between the Registrant, Chase
                          Equity Associates, L.P. and Credit Suisse First Boston Corporation.**
 4.03                     Form of Indenture for the Convertible Subordinated Debentures due 2014 among
                          Entercom Communications Corp., as issuer and Wilmington Trust Company, as indenture trustee**
10.01                     Registration rights Agreement, dated as of May 21, 1996, between the Registrant and
                          Chase Equity Associates, L.P.**
10.02                     Employment Agreement, dated June 25, 1993, between the Registrant and Joseph M. Field, as amended**
10.03                     Employment Agreement, dated December 17, 1998, between the Registrant and David J.
                          Field, as amended**
10.04                     Employment Agreement, dated December 17, 1998, between the Registrant and John C.
                          Donlevie, as amended**
10.05                     Employment Agreement, dated November 13, 1998, between the Registrant and Stephen F.
                          Fisher**
10.06                     Entercom 1998 Equity Compensation Plan**
10.07                     Loan Agreement, dated as of February 13, 1998, among the Registrant, Key Corporate Capital, Inc., as administrative agent, bank of America, national Trust and Savings Association, as syndication agent, and certain banks listed therein, as amended by the First Amendment to Loan Agreement dated October 8, 1998**
10.08                     Amended and Restated Asset Purchase Agreement, dated as of August 20, 1999, among the Registrant,
                          Sinclair Communications, Inc., WCGV, Inc., Sinclair Radio of Milwaukee Licensee, LLC, Sinclair Radio of
                          New Orleans Licensee, LLC, Sinclair Radio of Memphis, Inc., Sinclair Radio of Memphis Licensee, Inc.,
                          Sinclair Properties, LLC, Sinclair Radio of Norfolk/Greensboro Licensee, L.P., Sinclair Radio of Buffalo,
                          Inc., Sinclair Radio of Buffalo Licensee, LLC, WLFL, Inc., Sinclair Radio of Greenville Licensee, Inc.,
                          Sinclair Radio of Wilkes-Barre, Inc and Sinclair Radio of Wilkes-Barre Licensee, LLC.**
10.09                     Asset Purchase Agreement, dated as of August 20, 1999, among the Registrant, Sinclair Communications,
                          Inc. Sinclair Media III, Inc. and Sinclair Radio of Kansas City License, LLC.**

27.01                     Financial Data Schedule*


-------------------------
   *      Filed herewith.
  ** Incorporated by reference to the Company's Registration Statement on Form S-1(File No. 333-61381).

 (b) Other than the Form 8-K described in Item 5 above, the company did not file any other reports on Form 8-K during the three months ended September 30,1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ENTERCOM COMMUNICATIONS CORP.
                                  (Registrant)



Date: November  10, 1999          /s/ Joseph M. Field
                                  ------------------------------
                                  Name: Joseph M. Field
                                  Title: Chief Executive Officer



Date: November 10, 1999           /s/ David J. Field
                                  ------------------------------
                                  Name: David J. Field
                                  Title: President and Chief Operating Officer



Date: November 10, 1999           /s/ Stephen F. Fisher
                                  ------------------------------
                                  Name: Stephen F. Fisher
                                  Title: Senior Vice President and
                                  Chief Financial Officer