Form 10-K
period 1999-12-31
ENTERCOM COMMUNICATIONS CORP
filed 2000-03-28
CIK 1067837

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

             For the transition period from __________to ___________

                        COMMISSION FILE NUMBER: 001-14461
                          Entercom Communications Corp.
             (Exact name of registrant as specified in its charter)

            PENNSYLVANIA                                                         23-1701044
(State or other jurisdiction of incorporation of organization)      (I.R.S. Employer Identification No.)

                           401 CITY AVENUE, SUITE 409
                         BALA CYNWYD, PENNSYLVANIA 19004
              (Address of principal executive offices and Zip Code)

                                 (610) 660-5610
              (Registrant's telephone number, including area code)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          TITLE OF EACH CLASS                          NAME OF EXCHANGE ON WHICH REGISTERED
          -------------------                          ------------------------------------
  Class A Common Stock, par value $.01 per share              New York Stock Exchange


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

      As of March 15, 2000, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $43.875 based on the closing price on the New York Stock Exchange on such date.

   Class A Common Stock, $.01 par value 33,261,202 Shares Outstanding as of March 15, 2000

   Class B Common Stock, $.01 par value 10,531,805 Shares Outstanding as of March 15, 2000

   Class C Common Stock, $.01 par value 1,396,836 Shares Outstanding as of March 15, 2000

                       DOCUMENT INCORPORATED BY REFERENCE
           Proxy Statement for the 2000 Annual Meeting of Stockholders

                          ENTERCOM COMMUNICATIONS CORP.

                                TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----
PART I

Item 1.  Business.............................................................    1
Item 2.  Properties and Facilities............................................    14
Item 3.  Legal Proceedings....................................................    15
Item 4.  Submission of Matters to a Vote of Security Holders..................    15

PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters    16
Item 6.  Selected Financial Data..............................................    17
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................    20
Item 7a. Quantitative and Qualitative Disclosures about Market Risk...........    33
Item 8.  Financial Statements and Supplementary Data..........................    34
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................    34

PART III

Item 10. Directors and Executive Officers of the Registrant...................    34
Item 11. Executive Compensation...............................................    34
Item 12. Security Ownership of Certain Beneficial Owners and Management.......    34
Item 13. Certain Relationships and Related Transactions.......................    34

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......    35

                               CERTAIN DEFINITIONS

      Unless the context requires otherwise, all references in this report to "Entercom," "we," "us," "our" and similar terms refer to Entercom Communications Corp. and its consolidated subsidiaries, excluding Entercom Communications Capital Trust.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This report may contain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future results and events. We use the words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.

      These risks, uncertainties and factors include, but are not limited to:

      - our successful integration of the 42 radio stations that we acquired (including one station that we are operating under a time brokerage agreement) from various subsidiaries of Sinclair Broadcast Group, Inc. on December 16, 1999;

      - the possibility that our acquisition of the four stations from Sinclair in the Kansas City market will not be consummated;

      -     the risks associated with our acquisition strategy generally;

      - the highly competitive nature of, and uncertain effect of new technologies on, the radio broadcasting industry;

      -     our dependence on our Seattle radio stations;

      - our continued control by Joseph M. Field and members of his immediate family;

      - our vulnerability to changes in federal legislation or regulatory policy; and

      - the other factors described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

      You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update these statements or publicly release the result of any revisions to these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

                    INFORMATION ABOUT STATION AND MARKET DATA

      For this report:

            - We obtained the following data from Duncan's Radio Market Guide (1999 ed.):

                  -     1998 market rank by metro population; and

                  -     1998 market rank by radio revenue.

            - We derived audience share and audience rank in target demographic data from surveys of persons, listening Monday through Sunday, 6 a.m. to 12 midnight, in the indicated demographic, as set forth in the Fall 1999 Radio Market Report published by The Arbitron Ratings Company.

            - Our rank in the radio broadcasting industry is derived from figures recently published by BIA Consulting, Inc.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

      Entercom has positioned itself as one of the fastest growing radio broadcasting companies in terms of same station performance. In 1998, we exceeded our prior year same station revenue by 16.7% and our same station broadcast cash flow by 33.2%. In 1999, that trend accelerated with same station revenue growth of 18.3% and same station broadcast cash flow growth of 41.9%.

      We are the fourth largest radio broadcasting company in the United States based on 1999 gross revenues, after giving effect to all completed transactions and acquisitions awaiting approval at the Federal Communications Commission. We have assembled a nationwide portfolio of 96 owned or operated stations, including acquisitions that are pending. This portfolio consists of 96 stations (60 FM and 36 AM stations) in 17 markets, including 12 of the country's top 50 markets. Our station groups rank among the three largest clusters in 16 of our 17 markets.

OUR STATION PORTFOLIO

      We have built a highly consolidated portfolio of radio stations concentrated primarily in top 50 markets with above average growth characteristics. Including pending acquisitions, prior to our required divestiture of three stations in Kansas City, 66 of our 96 radio stations are in 12 of the top 50 markets. We generated 98.1% of our 1999 net revenues from the 12 top 50 markets in which we operate. Radio advertising revenues in these 12 markets have grown at a revenue weighted compound annual growth rate of 11.2% from 1993 to 1998, which exceeded both the revenue weighted compound annual growth rate of the top 50 markets and the average annual growth rate of the aggregate radio industry

      Our current portfolio of stations includes a significant number of recently acquired stations that we believe are underdeveloped. We believe that these underdeveloped stations offer the opportunity for substantial broadcast cash flow growth. In the aggregate, the 81 stations which we commenced operating on or after January 1, 1997 operated at a broadcast cash flow margin of 32.1% during the fiscal year ended December 31, 1999. By comparison, in the aggregate, the nine stations which we commenced operating prior to 1997 operated at a broadcast cash flow margin of 52.0% during the fiscal year ended December 31, 1999.

      Our portfolio of radio stations is geographically diverse and offers a wide variety of programming formats. We believe that geographic diversity will reduce the effect of economic downturn in specific markets, while our wide range of programming formats lessens the impact of changes in listening preferences. Furthermore, because of the size of our station portfolio, we are not overly dependent on the performance of any one station.

OUR ACQUISITION STRATEGY

      In December 1999, we acquired 41 radio stations from Sinclair, 26 FM and 15 AM, in eight markets, including six of the country's top 50 markets. The purchase price for the 41 stations was $700.4 million. As part of this acquisition, we entered into a time brokerage agreement for one additional station in Wilkes-Barre/Scranton, Pennsylvania, WKRF-FM, pending FCC approval. We also entered into an asset purchase agreement with Sinclair, dated as of August 20, 1999, to purchase four radio stations in the Kansas City market for an aggregate purchase price of $122.0 million. In connection with the Sinclair Kansas City acquisition, federal broadcasting regulations require us to divest three stations in the Kansas City market, where we already own seven stations. To comply with these regulations, we will either swap three Kansas City stations for stations in other markets, or if it appears more desirable, we will sell three stations for cash or pursue a combination of swaps and sales. As a result of the required Kansas City dispositions, our portfolio of stations could be reduced to 93.

      On February 23, 2000, we acquired five stations, 2 FM and 3 AM, from the Wichita Stations Trust, in Wichita, Kansas for $8.0 million. In addition, on February 17, 2000 and March 10, 2000 we entered into separate asset purchase agreements with an individual seller to purchase two additional radio stations in Wichita for a total of $5.2 million. We expect to consummate this transaction in the second quarter of 2000. Further, on February 17, 2000, we entered into an agreement with WHYZ Radio, LP to enhance our existing cluster of seven stations in Greenville/Spartanburg, South Carolina, by purchasing an additional station for $1.5 million. We expect to consummate this transaction in the second quarter of 2000.

      Since October 1, 1996, in over 20 transactions, including the Sinclair acquisition, we have acquired or agreed to acquire 91 radio stations and have divested or will divest, for strategic or regulatory reasons, 14 radio stations. Through our disciplined acquisition strategy, we seek to (1) build top-three station clusters principally in large growth markets and (2) acquire underdeveloped properties that offer the potential for significant improvements in revenues and broadcast cash flow through the application of our operational, administrative and engineering expertise. Although our focus has been on radio stations in top 50 markets, we also consider acquiring stations in top 75 markets to the extent we believe we can apply our acquisition strategy in those markets.

OUR OPERATING STRATEGY

      The principal components of our operating strategy are to:

      - Develop Market Leading Station Clusters. We are among the three largest clusters, based on gross revenues, in 16 of our 17 markets. To enhance our competitive position, we strategically align our stations' formats and sales efforts within each market to optimize their performance, both individually and collectively. We seek to maximize the ratings, revenue and broadcast cash flow of our radio stations by tailoring their programming to optimize aggregate audience delivery.

      - Acquire And Develop, Underperforming Stations. We seek to acquire and develop underperforming stations, which has enabled us to build a long-term track record of achieving superior same station revenue and broadcast cash flow growth. We utilize a variety of techniques to develop underachieving properties. These techniques include: strategic market research and analysis; management enhancements; expenditure reductions; improved sales training and techniques; technical upgrades; programming and marketing enhancements; and facility consolidations.

      - Build Strongly-Branded Franchises. We analyze market research and competitive factors to identify the format opportunity, music selection and rotation, presentation and other key programming attributes that we believe will best position each station to develop a distinctive identity and to strengthen the stations' local "brand" or "franchise" value. We believe that this will enable us to maximize our audience share and consequently, our revenues and broadcast cash flow.

      - Leverage Station Clusters To Capture Greater Share Of Advertising Revenue. We believe radio will continue to gain revenue share from other media as a result of deregulation in the broadcasting industry, which allows broadcasters to create larger clusters in their markets and offers advertisers a means to reach larger audiences in a cost-effective manner. As a result of deregulation in the radio broadcasting industry, operators can now create radio station clusters that have the critical mass of audience reach and marketing resources necessary to pursue incremental advertising and promotional revenues more aggressively. We have begun to capitalize on this opportunity by developing specialized teams in many of our markets to work with non-traditional radio advertisers to create and develop marketing programs and solutions.

      - Maximize Technical Capabilities. We seek to operate stations with the strongest signals in their respective markets. In addition, on various occasions we have identified opportunities to acquire and upgrade low-powered or out-of-market stations and transform them into competitive signals, thus increasing their value significantly.

      - Recruit, Develop, Motivate And Retain Superior Employees. We believe that station operators differentiate themselves from their peers primarily through their ability to recruit, develop, motivate and retain superior management, programming and sales talent. Accordingly, we strive to establish a compelling corporate culture that is attractive to superior performers. We encourage our stations to build strong community bonds through local and company-wide community service programs, which facilitate strong local business relationships and provide employees with opportunities for enhanced job fulfillment. We offer competitive pay packages with performance-based incentives for our key employees. In addition, we provide employees with opportunities for personal growth and advancement through extensive training, seminars and other educational programs.

OUR CORPORATE HISTORY

      Our Chairman of the Board and Chief Executive Officer, Joseph M. Field, founded Entercom in 1968 on the conviction that FM broadcasting, then in its infancy, would surpass AM broadcasting as the leading aural medium. In the mid-1980's, with FM at critical mass, we began a deliberate multi-year effort to enhance our operations at both the corporate and station levels by changing or adjusting program formats to appeal to mainstream audiences in order to compete for greater shares of audience and advertising dollars in our markets. With the advent of the duopoly rules in 1992, which permitted expansion of ownership in a market from one to two stations in each radio medium, we began to "double up" in our markets. Since the passage of the Telecommunications Act of 1996, which permitted ownership of up to eight radio stations in most major markets, we have pursued a creative acquisition and development strategy by which we have swapped developed stand-alone FM stations in various markets in exchange for clusters of underdeveloped stations in other large growth markets where there was greater opportunity to develop market leading clusters.

      The following table sets forth selected information about our portfolio of radio stations and gives effect to our consummation of our pending acquisitions. It does not give effect to the required disposition of three stations in Kansas City, which we are seeking to swap for stations in other markets. If we cannot arrange suitable swaps, we will sell these stations for cash.

                         1998 MARKET RANK                                                                 AUDIENCE      AUDIENCE
                       ---------------------                                                               SHARE          RANK
                          METRO       RADIO      YEAR                                      TARGET         IN TARGET     IN TARGET
MARKET(1)/STATION      POPULATION    REVENUE   ACQUIRED        FORMAT                    DEMOGRAPHIC     DEMOGRAPHIC   DEMOGRAPHIC
-----------------      ----------    -------   --------        ------                    -----------     -----------   -----------
BOSTON, MA...........       8           10

  WEEI-AM                                        1998          Sports Talk               Men 25-54            7.3             3
  WWTM-AM(2)                                     1999


  WRKO-AM                                        1998          Talk                      Adults 25-54         2.9            14
  WAAF-FM                                        1999          Active Rock               Men 18-34            8.8             3
  WQSX-FM                                        1999          Rhythmic AC               Women 25-54          6.1             4

SEATTLE, WA(3).......      14           13

  KBSG-AM/FM                                     1996          Oldies                    Adults 25-54         6.8             1
  KIRO-AM                                        1997          News/Talk/Sports          Men 25-54            6.1             2
  KQBZ-FM                                        1997          Talk                      Adults 25-54         2.3            18
  KISW-FM                                        1997          Active Rock               Men 25-54            7.6             1
  KMTT-FM                                        1973          Adult Rock                Adults 25-54         4.6             6
  KNWX-AM                                        1997          Business                  Adults 35-64          .8            22
  KNDD-FM                                        1996          Modern Rock               Men 18-34           10.0             1

PORTLAND, OR.........      25           20

  KFXX-AM                                        1998          Sports Talk               Men 25-54            2.6            14
  KSLM-AM(4)                                     1998

  KGON-FM                                        1995          Classic Rock              Men 25-54            9.4             1
  KKSN-AM                                        1995          Nostalgia                 Adults 35-64         1.7            12
  KKSN-FM                                        1998          Oldies                    Adults 25-54         7.0             4
  KNRK-FM                                        1995          Modern Rock               Men 18-34            7.7             3
  KRSK-FM                                        1998          Hot Adult Contemporary    Women 18-34          6.9             5

SACRAMENTO, CA.......      28           28

  KCTC-AM                                        1998          Nostalgia                 Adults 35-64         2.6            13
  KRXQ-FM                                        1997          Active Rock               Men 18-34           17.3             1
  KSEG-FM                                        1997          Classic Rock              Men 24-54            9.8             1
  KSSJ-FM                                        1997          Smooth Jazz               Adults 25-54         6.1             4
  KDND-FM                                        1997          Contemporary Hit Radio    Women 18-34          9.9             1

KANSAS CITY, MO......      30           29

  KCMO-AM                                        1997          Talk                      Adults 25-54         2.2            17
  KCMO-FM                                        1997          Oldies                    Adults 25-54         5.5             8
  KMBZ-AM                                        1997          News/Talk/ Sports         Men 25-54            5.1             6
  KUDL-FM                                        1998          Adult Contemporary        Women 25-54         10.1             1
  KYYS-FM                                        1997          Album Oriented Rock       Men 25-54            8.2             2
  WDAF-AM                                        1998          Country                   Adults 35-64         5.8             4(tie)
  KKGM-AM                                        1999          Sports Talk               Men 25-54            n/a           n/a
  KCFX-FM                                       pending        Classic Hits              Adults 25-54         6.4             3(tie)
  KQRC-FM                                       pending        Active Rock               Men 18-34           23.1             1
  KCIY-FM                                       pending        Smooth Jazz               Adults 25-54         4.9            11
  KXTR-FM                                       pending        Classical                 Adults 25-54         2.6            14(tie)

MILWAUKEE, WI .......      31           33

  WEMP-AM                                        1999          Religious                 Adults 35-64         n/a           n/a
  WMYX-FM                                        1999          Adult Contemporary        Women 25-54          8.8             2
  WXSS-FM                                        1999          Contemporary Hit Radio    Women 18-34         17.4             1

                         1998 MARKET RANK                                                                 AUDIENCE      AUDIENCE
                       ---------------------                                                               SHARE          RANK
                          METRO       RADIO      YEAR                                      TARGET         IN TARGET     IN TARGET
MARKET(1)/STATION      POPULATION    REVENUE   ACQUIRED        FORMAT                    DEMOGRAPHIC     DEMOGRAPHIC   DEMOGRAPHIC
-----------------      ----------    -------   --------        ------                    -----------     -----------   -----------
NORFOLK, VA..........      36           44

  WPTE-FM                                        1999          Modern Adult              Adults 18-34         7.1             4
                                                               Contemporary
  WWDE-FM                                        1999          Adult Contemporary        Women 25-54          9.3             1
  WVKL-FM                                        1999          Oldies                    Adults 25-54         5.6             7(tie)
  WNVZ-FM                                        1999          Contemporary Hit Radio    Women 18-34         13.6             2

NEW ORLEANS, LA......      41           39

  WSMB-AM                                        1999          Talk/Sports               Men 25-54             .8            17(tie)
  WWL-AM                                         1999          News/Talk/Sports          Men 25-54            9.4             1(tie)
  WEZB-FM                                        1999          Contemporary Hit Radio    Women 18-34          7.9             5
  WLMG-FM                                        1999          Soft Adult Contemporary   Women 25-54          9.0             4
  WLTS-FM                                        1999          Adult Contemporary        Women 25-54          9.2             3
  WTKL-FM                                        1999          Oldies                    Adults 25-54         6.6             5

GREENSBORO, NC.......      42           50

  WMQX-FM                                        1999          Oldies                    Adults 25-54         6.3             6
  WJMH-FM                                        1999          Urban                     Adults 18-34        13.1             1
  WEAL-AM                                        1999          Gospel                    Adults 35-64         1.7            11
  WQMG-FM                                        1999          Urban Adult Contemporary  Adults 25-54         9.5             1

BUFFALO, NY..........      43           41

  WBEN-AM                                        1999          News/Talk                 Men 25-54            5.2             6
  WMJQ-FM                                        1999          Adult Contemporary        Women 25-54         10.5             5
  WWKB-AM                                        1999          Sports                    Men 25-54            2.9            12
  WKSE-FM                                        1999          Contemporary Hit Radio    Women 18-34         16.3             1
  WGR-AM                                         1999          Sports                    Men 25-54            5.2             6(tie)
  WWWS-AM                                        1999          Urban Oldies              Adults 25-54         2.0            12

MEMPHIS, TN..........      46           40

  WOGY-FM                                        1999          Country                   Adults 25-54         2.9            11
  WJCE-AM                                        1999          Urban Oldies              Women 25-54          4.3            19(tie)
  WRVR-FM                                        1999          Soft Adult Contemporary   Women 25-54          8.3             3(tie)

ROCHESTER, NY........      50           55

  WBBF-FM                                        1998          Oldies                    Adults 25-54         5.2             8
  WBEE-FM                                        1998          Country                   Adults 25-54         8.7             3(tie)
  WEZO-AM                                        1998          Nostalgia                 Adults 35-64          .9            17
  WQRV-FM                                        1998          Classic Hits              Adults 25-54         2.2            11(tie)

                         1998 MARKET RANK                                                                 AUDIENCE      AUDIENCE
                       ---------------------                                                               SHARE          RANK
                          METRO       RADIO      YEAR                                      TARGET         IN TARGET     IN TARGET
MARKET(1)/STATION      POPULATION    REVENUE   ACQUIRED        FORMAT                    DEMOGRAPHIC     DEMOGRAPHIC   DEMOGRAPHIC
-----------------      ----------    -------   --------        ------                    -----------     -----------   -----------
GREENVILLE/
SPARTANBURG, SC......      58           61

  WFBC-FM                                        1999          Contemporary Hit Radio    Women 18-49         11.8             1
  WSPA-FM                                        1999          Soft Adult Contemporary   Women 25-54         10.9             1(tie)

  WYRD-AM(5)                                     1999          News/Talk                 Adults 25-54         1.7            11(tie)
  WORD-AM(5)                                     1999

  WSPA-AM                                        1999          Full Service/Talk         Adults 25-54          .7            16(tie)

  WOLI-FM(5)                                     1999          Oldies                    Adults 25-54         3.8             9
  WOLT-FM(5)                                     1999

  WHYZ-AM                                       pending        Talk                      n/a                  n/a           n/a

WILKES-BARRE/
SCRANTON, PA........       64           69

  WGBI-AM(7)                                     1999
  WILP-AM(7)                                     1999          News/Talk/Sports          Adults 35-64         5.0             6
  WILK-AM(7)                                     1999

  WGGI-FM(7)                                     1999          Country                   Adults 25-54         8.6             4
  WGGY-FM(7)                                     1999

  WKRZ-FM(7)                                     1999          Contemporary Hit Radio    Adults 18-49        17.1             1
  WKRF-FM(6)(7)                                  1999

  WWFH-FM(7)                                     1999          Soft Hits                 Women 25-54          2.4             9
  WSHG-FM(7)                                     1999

GAINESVILLE/OCALA, FL      98          124

  WKTK-FM                                        1986          Adult Contemporary        Women 25-54          9.7             1
  WSKY-FM                                        1998          News/Talk                 Adults 25-54         3.4             9

WITCHITA, KS.........      102          73

  KEYN-FM                                        2000          Oldies                    Adults 25-54         8.8             2
  KWCY-FM(8)                                     2000          Country                   Adults 25-54         -- (8)         -- (8)
  KQAM-AM                                        2000          Sports                    Men 25-54            3.8             9(tie)
  KFH-AM                                         2000          Talk                      Adults 25-54         5.5             8(tie)
  KNSS-AM                                        2000          News                      Adults 25-54         2.3            14(tie)
  KDGS-FM                                       pending        Urban                     Adults 25-54         4.8            10
  KAYY-FM                                       pending        Soft Adult Contemporary   Adults 18-34         4.5             7

LONGVIEW/KELSO, OR...      N/A         N/A

  KBAM-AM                                        1998          Country                   Adults 25-54         n/a             n/a
  KEDO-AM                                        1997          Oldies                    Adults 25-54         n/a             n/a
  KLYK-FM                                        1997          Adult Contemporary        Women 25-54          n/a             n/a
  KRQT-FM                                        1998          Classic Rock              Men 25-54            n/a             n/a


(1) Our stations are in some instances licensed to communities other than the named principal community for the market.

(2) Station competes in the adjacent community of Worcester, Massachusetts and simulcasts virtually all of the programming of WEEI-AM.

(3) We also sell substantially all of the advertising time of a sixth FM station in the Seattle market under a joint sales agreement.

(4) KSLM-AM is licensed to Salem, Oregon, within the Portland market and simulcasts KFXX-AM programming.

(5) WYRD-AM and WORD-AM simulcast their programming and WOLI-FM and WOLT-FM simulcast their programming.

(6) Operated under a time brokerage agreement with Sinclair pending FCC approval of the acquisition.

(7) WGBI-AM, WILP-AM and WILK-AM simulcast their programming; WGGI-FM and WGGY-FM simulcast their programming; WWFH-FM and WSHG-FM simulcast their programming and WKRZ-FM and WKRF-FM simulcast their programming.

(8) The format and call letters were changed on March 15, 2000, from Jazz to Country and from KWSJ-FM to KWCY-FM, respectively.

COMPETITION; CHANGES IN BROADCASTING INDUSTRY

      The radio broadcasting industry is highly competitive. The success of each of our stations depends largely upon its audience ratings and its share of the overall advertising revenue within its market. Our stations compete for listeners and advertising revenue directly with other radio stations within their respective markets. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong listener base consisting of a specific demographic group in each of our markets, we are able to attract advertisers seeking to reach those listeners.

      The following are some of the factors that are important to a radio station's competitive position:

      -     management experience;

      -     the station's local audience rank in its market;

      -     transmitter power;

      -     assigned frequency;

      -     audience characteristics;

      -     local program acceptance; and

      - the number and characteristics of other radio stations and other advertising media in the market area.

      In addition, we attempt to improve our competitive position with promotional campaigns aimed at the demographic groups targeted by our stations and by sales efforts designed to attract advertisers. Recent changes in the Communications Act and the FCC's policies and rules permit increased ownership and operation of multiple local radio stations.

      Despite the competitiveness within the radio broadcasting industry, some barriers to entry exist. The operation of a radio broadcast station requires a license from the FCC. The number of radio stations that can operate in a given market is limited by strict AM interference criteria and the availability of FM radio frequencies allotted by the FCC to communities in that market. The number of stations that a single entity may operate in a market is further limited by the FCC's multiple ownership rules that regulate the number of stations serving the same area that may be owned and controlled by a single entity.

      Our stations also compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media such as newspapers, magazines, network and cable television, outdoor advertising and direct mail. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced such as (1) satellite delivered audio radio service, which could result in the introduction of new satellite radio services with sound quality equivalent to that of compact discs and (2) audio programming by cable systems, Internet content providers, personal communications services and other digital audio broadcast formats. The FCC adopted a plan earlier this year for the establishment of "microbroadcasting" stations, low-powered FM stations that will be designed to serve small localized areas and that in some localized areas may cause interference with regular broadcast by existing radio stations. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact discs. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. We cannot assure you, however, that this historical growth will continue or that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

      The FCC has adopted licensing and operating rules for satellite delivered audio and in April 1997 awarded two licenses for this service. Satellite delivered audio may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats to local and/or national audiences. Digital technology also may be used in the future by terrestrial radio broadcast stations either on existing or alternate broadcasting frequencies, and the FCC has stated that it will consider making changes to its rules to permit AM and FM radio stations to offer digital sound following industry analysis of technical standards. In addition, the FCC has authorized an additional 100 kHz of bandwidth for the AM band and has allotted frequencies in this new band to certain existing AM station licensees that applied for migration to the expanded AM band, subject to the requirement that at the end of a transition period, those licensees return to the FCC either the license for their existing AM band station or the license for the expanded AM band station.

      We cannot predict what other matters might be considered in the future by the FCC, nor can we assess in advance what impact, if any, the implementation of any of these proposals or changes might have on our business.

FEDERAL REGULATION OF RADIO BROADCASTING

      The radio broadcasting industry is subject to extensive and changing regulation of, among other things, program content, advertising content, technical operations and business and employment practices. The ownership, operation and sale of radio stations are subject to the jurisdiction of the FCC. Among other things, the FCC:

      -     assigns frequency bands for broadcasting;

      - determines the particular frequencies, locations and operating power of stations;

      -     issues, renews, revokes and modifies station licenses;

      - determines whether to approve changes in ownership or control of station licenses;

      -     regulates equipment used by stations; and

      - adopts and implements regulations and policies that directly affect the ownership, operation and employment practices of stations.

      The FCC has the power to impose penalties for violations of its rules or the Communications Act, including the imposition of monetary forfeitures, the issuance of short-term licenses, the imposition of a condition on the renewal of a license, and the revocation of operating authority.

      The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. This summary is not a comprehensive listing of all of the regulations and policies affecting radio stations. Reference should be made to the Communications Act, FCC rules, and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of radio stations.

      FCC LICENSES. Radio stations operate pursuant to renewable broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years. The FCC licenses for our stations are held by some of our subsidiaries. During the periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public. The FCC is required to hold hearings on a station's renewal application if a substantial or material question of fact exists as to whether the station has served the public interest, convenience and necessity. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet certain requirements and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Historically, FCC licenses have generally been renewed. We have no reason to believe that our licenses will not be renewed in the ordinary course, although there can be no assurance to that effect. The non-renewal of one or more of our licenses could have a material adverse effect on our business.

      The FCC classifies each AM and FM station. An AM station operates on either a clear channel, regional channel or local channel. A clear channel is one on which AM stations are assigned to serve wide areas. Clear channel AM stations are classified as either: Class A stations, which operate on an unlimited time basis and are designated to render primary and secondary service over an extended area; Class B stations, which operate on an unlimited time basis and are designed to render service only over a primary service area; or Class D stations, which operate either during daytime hours only, during limited times only or on an unlimited time basis with low nighttime power. A regional channel is one on which Class B and Class D AM stations may operate and serve primarily a principal center of population and the rural areas contiguous to it. A local channel is one on which AM stations operate on an unlimited time basis and serve primarily a community and the suburban and rural areas immediately contiguous thereto. Class C AM stations operate on a local channel and are designed to render service only over a primary service area that may be reduced as a consequence of interference.

      The minimum and maximum facilities requirements for an FM station are determined by its class. FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1 and C.

      The following table sets forth the market, call letters, FCC license classification, antenna height above average terrain ("HAAT"), power, frequency and FCC license expiration date (a station may continue to operate beyond the expiration date if a timely filed license renewal application is pending) of each of the stations that we own or operate and gives effect to our consummation of our pending acquisitions. The table does not give effect to the required divestiture of three Kansas City stations.

                                      FCC       HAAT                                POWER IN     EXPIRATION DATE OF
MARKET(1)           STATION          CLASS  (IN METERS)      FREQUENCY            KILOWATTS(2)      FCC LICENSE
---------           -------          -----  -----------      ---------            ------------      -----------
Boston, MA......    WEEI-AM            B          *         850       kHz               50       April 1, 2006
                    WRKO-AM            B          *         680       kHz               50       April 1, 2006
                    WAAF-FM            B        239       107.3       MHz               20       April 1, 2006
                    WQSX-FM            B        179        93.7       MHz               34       April 1, 2006
                    WWTM-AM            B          *        1440       kHz                5       April 1, 2006

Seattle, WA.....    KBSG-AM            B          *        1210       kHz           27.5-D       February 1, 2006
                                                                                    10.0-N
                    KBSG-FM            C        729        97.3       MHz               55       February 1, 2006
                    KIRO-AM            A          *         710       kHz               50       February 1, 2006
                    KISW-FM            C        350        99.9       MHz              100       February 1, 2006
                    KMTT-FM            C        714       103.7       MHz               58       February 1, 2006
                    KQBZ-FM            C        714       100.7       MHz               58       February 1, 2006
                    KNWX-AM            B          *         770       kHz             50-D       February 1, 2006
                                                                                       5-N
                    KNDD-FM            C        714       107.7       MHz               58       February 1, 2006

Portland, OR....    KFXX-AM            B          *         910       kHz                5       February 1, 2006
                    KGON-FM            C        386        92.3       MHz              100       February 1, 2006
                    KKSN-AM            B          *        1520       kHz             50-D       February 1, 2006
                                                                                      15-N
                    KKSN- FM           C        386        97.1       MHz              100       February 1, 2006
                    KNRK-FM           C2        259        94.7       MHz               17       February 1, 2006
                    KRSK-FM            C        561       105.1       MHz              100       February 1, 2006
                    KSLM-AM            B          *        1390       kHz              5-D       February 1, 2006
                                                                                    0.69-N

Sacramento, CA..    KCTC-AM            B          *        1320       kHz                5       December 1, 2005
                    KRXQ-FM            B        151        98.5       MHz               50       December 1, 2005
                    KSEG-FM            B        152        96.9       MHz               50       December 1, 2005
                    KSSJ-FM           B1         99        94.7       MHz               25       December 1, 2005
                    KDND-FM            B        123       107.9       MHz               50       December 1, 2005

Kansas City, MO.    KCMO-AM            B          *         710       kHz             10-D       February 1, 2005
                                                                                       5-N
                    KCMO-FM            C        322        94.9       MHz              100       February 1, 2005
                    KMBZ-AM            B          *         980       kHz                5       February 1, 2005
                    KUDL-FM            C        303        98.1       MHz              100       June 1, 2005
                    KYYS-FM            C        308        99.7       MHz              100       February 1, 2005
                    WDAF-AM            B          *         610       kHz                5       February 1, 2005
                    KKGM-AM(3)         B          *        1250       kHz             25-D       June 1, 2005
                                                                                     3.7-N
                    KCFX-FM(4)        C1        303       101.1       MHz             87.0       February 1, 2005
                    KQRC-FM(4)         C        322        98.9       MHz            100.0       February 1, 2005
                    KCIY-FM(4)        C1        299         101       MHz            100.0       February 1, 2005
                    KXTR-FM(4)         C        300        96.5       MHz             99.0       February 1, 2005

Milwaukee, WI...    WEMP-AM            B          *        1250       kHz              5.0       December 1, 2003
                    WMYX-FM            B        137        99.1       MHz             50.0       December 1, 2003
                    WXSS-FM            B        256       103.7       MHz             19.5       December 1, 2003

Norfolk, VA.....    WPTE-FM            B        152       94..9       MHz             50.0       October 1, 2003
                    WWDE-FM            B        152       101.3       MHz             50.0       October 1, 2003
                    WVKL-FM            B        268        95.7       MHz             40.0       October 1, 2003
                    WNVZ-FM            B        146       104.5       MHz             49.0       October 1, 2003

                                      FCC       HAAT                                POWER IN     EXPIRATION DATE OF
MARKET(1)           STATION          CLASS  (IN METERS)      FREQUENCY            KILOWATTS(2)      FCC LICENSE
---------           -------          -----  -----------      ---------            ------------      -----------
New Orleans, LA.    WSMB-AM            B          *        1350       kHz              5.0       June 1, 2004
                    WWL-AM             A          *         870       kHz             50.0       June 1, 2004
                    WEZB-FM            C        300        97.1       MHz            100.0       June 1, 2004
                    WLMG-FM            C        300       101.9       MHz            100.0       June 1, 2004
                    WLTS-FM           C1        275       105.3       MHz            100.0       June 1, 2004
                    WTKL-FM            C        300        95.7       MHz            100.0       June 1, 2004

Greensboro, NC..    WMQX-FM            C        335        93.1       MHz             99.0       December 1, 2003
                    WJMH-FM            C        483       101.9       MHz             99.0       December 1, 2003
                    WEAL-AM            D          *        1500       kHz              1.0       December 1, 2003
                    WQMG-FM            C        376        97.1       MHz             99.0       December 1, 2003

Buffalo, NY.....    WBEN-AM            B          *         930       kHz              5.0       June 1, 2006
                    WMJQ-FM            B        408       102.5       MHz            110.0       June 1, 2006
                    WWKB-AM            A          *        1520       kHz             50.0       June 1, 2006
                    WKSE-FM            B        128        98.8       MHz             46.0       June 1, 2006
                    WGR-AM             B          *         550       kHz              5.0       June 1, 2006
                    WWWS-AM            C          *        1400       kHz              1.0       June 1, 2006

Memphis, TN.....    WOGY-FM           C2        141        94.1       MHz             50.0       August 1, 2004
                    WJCE-AM            B          *         680       kHz             10.0       August 1, 2004
                    WRVR-FM           C1        299       104.5       MHz            100.0       August 1, 2004

Rochester, NY...    WBBF-FM            B        172        98.9       MHz               37       June 1, 2006
                    WBEE-FM            B        152        92.5       MHz               50       June 1, 2006
                    WEZO-AM            B          *         950       kHz                1       June 1, 2006
                    WQRV-FM            A        119        93.3       MHz                4       June 1, 2006

Greenville/
  Spartanburg, SC   WFBC-FM            C        564        93.7       MHz            100.0       December 1, 2003
                    WSPA-FM            C        580        98.9       MHz            100.0       December 1, 2003
                    WYRD-AM            B        184        1330       kHz              5.0       December 1, 2003
                    WORD-AM            B          *         910       kHz              3.6       December 1, 2003
                    WSPA-AM            B          *         950       kHz              5.0       December 1, 2003
                    WOLI-FM            A        100       103.9       MHz                6       December 1, 2003
                    WOLT-FM            A        151       103.3       MHz              2.7       December 1, 2003
                    WHYZ-AM(4)         B          *        1070       kHz             50-D       December 1, 2003
                                                                                     1.5-N

Wilkes-Barre/
  Scranton, PA..    WGBI-AM            B          *        91.0       kHz            1.0-D       August 1, 2006
                                                                                      .5-N
                    WGGI-FM            A        100        95.9       MHz              6.0       August 1, 2006
                    WKRZ-FM            B        357        98.5       MHz              8.7       August 1, 2006
                    WWFH-FM            A        207       103.1       MHz              .73       August 1, 2006
                    WILP-AM            B          *        1300       kHz              5.0       August 1, 2006
                    WKRF-FM            A        267       107.9       MHz              .84       August 1, 2006
                    WSHG-FM            A         22       102.3       MHz              5.8       August 1, 2006
                    WILK-AM            B          *         980       kHz              5.0       August 1, 2006
                    WGGY-FM            B        338       101.3       MHz              7.0       August 1, 2006

Gainesville/
  Ocala, FL.....    WKTK-FM           C1        299        98.5       MHz              100       February 1, 2004
                    WSKY-FM(5)        C2        289        97.3       MHz             13.5       February 1, 2004

                                      FCC       HAAT                                POWER IN     EXPIRATION DATE OF
MARKET(1)           STATION          CLASS  (IN METERS)      FREQUENCY            KILOWATTS(2)      FCC LICENSE
---------           -------          -----  -----------      ---------            ------------      -----------
Witchita, KS....    KEYN-FM           C1        262       103.7       MHz               95       June, 1 2005
                    KWCY-FM           C         301       105.3       MHz              100       June 1, 2005
                    KQAM-AM            B          *        1480       kHz            5.0-D       June 1, 2005
                                                                                     1.0-N
                    KFH-AM             B          *        1330       kHz            5.0-D       June 1, 2005
                                                                                     5.0-N
                    KNSS-AM            C          *        1240       kHz            .63-D       June 1, 2005
                                                                                     .63-N
                    KDGS-FM(4)        C3        100        93.9       MHz               25       June 1, 2005
                    KAYY-FM(4)        C2        150        98.7       MHz               50       June 1, 2005

Longview/Kelso,
  WA............    KBAM-AM            D          *        1270       kHz              5-D       February 1, 2006
                                                                                   0.083-N
                    KEDO-AM            C          *        1400       kHz                1       February 1, 2006
                    KLYK-FM            A        262       105.5       MHz              0.7       February 1, 2006
                    KRQT-FM           C3        528       107.1       MHz             0.74       February 1, 2006



*     Not applicable for AM transmission facilities.

(1)   Metropolitan market served; city of license may differ.

(2) Pursuant to FCC rules and regulations, many AM radio stations are licensed to operate at a reduced power during the nighttime broadcasting hours, which results in reducing the radio station's coverage during the nighttime hours of operation. Both power ratings are shown, where applicable. For FM stations, the maximum effective radiated power in the main lobe is given.

(3) KKGM-AM also has a construction permit to broadcast with call letters KWSJ-AM at 1660 kHz in the expanded AM band with 10 kw-D and 1 kw-N. The FCC rules require that at the end of a five year transition period we must elect to operate on either the 1250 kHz frequency or the 1660 kHz frequency and surrender the other frequency to the FCC.

(4)   Acquisition pending.

(5) WSKY-FM has operated since June 1998 with the facilities shown. A license application for these facilities has been filed with the FCC.

      TRANSFERS OR ASSIGNMENT OF LICENSES. The Communications Act prohibits the assignment of broadcast licenses or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant such approval, the FCC considers a number of factors pertaining to the licensee (and proposed licensee), including:

      - compliance with the various rules limiting common ownership of media properties in a given market;

      - the "character" of the licensee and those persons holding "attributable" interests in the licensee; and

      - compliance with the Communications Act's limitations on alien ownership as well as compliance with other FCC regulations and policies.

      To obtain FCC consent to assign or transfer control of a broadcast license, appropriate applications must be filed with the FCC. If the application involves a "substantial change" in ownership or control, the application must be placed on public notice for not less than 30 days during which time petitions to deny or other objections against the application may be filed by interested parties, including members of the public. If the application does not involve a "substantial change" in ownership or control, it is a "pro forma" application. The "pro forma" application is nevertheless subject to having informal objections filed against it. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer of the broadcast license to any party other than the assignee or transferee specified in the application.

      MULTIPLE OWNERSHIP RULES. The Communications Act and FCC rules impose specific limits on the number of commercial radio stations an entity can own in a single market. These rules preclude us from acquiring certain stations we might otherwise seek to acquire, including the acquisition of more than one additional radio station in Kansas City, where we already own seven stations. The rules also effectively prevent us from selling stations in a market to a buyer that has reached its ownership limit in the market. The local radio ownership rules are as follows:

      - in markets with 45 or more commercial radio stations, ownership is limited to eight commercial stations, no more than five of which can be either AM or FM;

      - in markets with 30 to 44 commercial radio stations, ownership is limited to seven commercial stations, no more than four of which can be either AM or FM;

      - in markets with 15 to 29 commercial radio stations, ownership is limited to six commercial stations, no more than four of which can be either AM or FM; and

      - in markets with 14 or fewer commercial radio stations, ownership is limited to five commercial stations or no more than 50% of the market's total, whichever is lower, and no more than three of which can be either AM or FM.

      The FCC is also reportedly considering proposing a policy that would give special review to a proposed transaction if it would enable a single owner to attain a high degree of revenue concentration in a market. In connection with this, the FCC has invited comment on the impact of concentration in public notices concerning proposed transactions, and has delayed or refused its consent in some cases because of revenue concentrations.

      The FCC recently revised its radio/television cross-ownership rule to allow for greater common ownership of television and radio stations. The revised radio/television cross-ownership rule permits a single owner to own up to two television stations, consistent with the FCC's rules on common ownership of television stations, together with one radio station in all markets. In addition, an owner will be permitted to own additional radio stations, not to exceed the local ownership limits for the market, as follows:

      - in markets where 20 media voices will remain, an owner may own an additional 5 radio stations, or, if the owner only has one television station, an additional 6 radio stations; and

      - in markets where 10 media voices will remain, an owner may own an additional 3 radio stations.

      A "media voice" includes each independently-owned, full power television and radio station and each daily newspaper, plus one voice for all cable television systems operating in the market.

      In addition to the limits on the number of radio stations that a single owner may own, the FCC's broadcast/newspaper cross-ownership rule prohibits the same owner from owning a broadcast station and a daily newspaper in the same geographic market. The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations directly or indirectly controlling broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's voting stock are generally attributable. In addition, certain passive investors are attributable if they hold 20% or more of the corporation's voting stock. If a single individual or entity controls more than 50% of a corporation's voting stock, however, the interests of other shareholders are generally not attributable unless the shareholders are also officers or directors of the corporation.

      The FCC recently adopted a new rule, known as the equity-debt-plus or EDP rule that causes certain creditors or investors to be attributable owners of a station, regardless of whether there is a single majority shareholder. Under this new rule, a major programming supplier or a same-market owner will be an attributable owner of a station if the supplier or owner holds debt or equity, or both, in the station that is greater than 33% of the value of the station's total debt plus equity. A major programming supplier includes any programming supplier that provides more than 15% of the station's weekly programming hours. A same-market owner includes any attributable owner of a media company, including broadcast stations, cable television and newspapers, located in the same market as the station, but only if the owner is attributable under an FCC attribution rule other than the EDP rule. If attribution under the equity-debt-plus rule results in a violation of the FCC's multiple ownership rules, each affected party must come into compliance with those rules, by reducing or eliminating the party's interest in the affected media outlets or obtaining a waiver from the FCC, no later than August 5, 2000. The attribution rules limit the number of radio stations we may acquire or own in any market.

      ALIEN OWNERSHIP RULES. The Communications Act prohibits the issuance or holding of broadcast licenses by aliens, including any corporation if more than 20% of its capital stock is owned or voted by aliens. In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens, if the FCC finds that the prohibition is in the public interest. Our articles of incorporation prohibit the ownership, voting and transfer of our capital stock in violation of the FCC restrictions, and prohibit the issuance of capital stock or the voting rights such capital stock represents to or for the account of aliens or corporations otherwise subject to domination or control by aliens in excess of the FCC limits. The articles of incorporation authorize our board of directors to enforce these prohibitions. In addition, the articles of incorporation provide that shares of our capital stock determined by our board of directors to be owned beneficially by an alien or an entity directly or indirectly owned by aliens in whole or in part shall be subject to redemption by us by action of the board of directors to the extent necessary, in the judgment of the board of directors, to comply with these alien ownership restrictions.

      TIME BROKERAGE AGREEMENTS. Over the past few years, a number of radio stations have entered into what have commonly been referred to as time brokerage agreements. While these agreements may take varying forms, under a typical time brokerage agreement, separately owned and licensed radio stations agree to enter into cooperative arrangements of varying types, subject to compliance with the requirements of antitrust laws and with FCC's rules and policies. Under these arrangements, separately-owned stations could agree to function cooperatively in programming, advertising sales and similar matters, subject to the requirement that the licensee of each station maintain independent control over the programming and operations of its own station. One typical type of time brokerage agreement is a programming agreement between two separately-owned radio stations serving a common service area, whereby the licensee of one station provides substantial portions of the broadcast programming for airing on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during those program segments.

      The FCC's rules provide that a radio station that brokers more than 15% of the weekly broadcast time on another station serving the same market will be considered to have an attributable ownership interest in the brokered station for purposes of FCC's multiple ownership limits. As a result, in a market where we own a radio station, we would not be permitted to enter into a time brokerage agreement with another radio station in the same market if we could not own the brokered station under the multiple ownership rules, unless our programming on the brokered station constituted 15% or less of the brokered station's programming time on a weekly basis. FCC rules also prohibit a broadcast station from duplicating more than 25% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM) through a time brokerage agreement where the brokered and brokering stations which it owns or programs serve substantially the same area.

      PROGRAMMING AND OPERATION. The Communications Act requires broadcasters to serve the "public interest." The FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. A licensee continues to be required, however, to present programming that is responsive to issues of the station's community of license and to maintain records demonstrating this responsiveness. Complaints from listeners concerning a station's programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although listener complaints may be filed at any time, are required to be maintained in the station's public file and generally may be considered by the FCC at any time. Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on human exposure to radio frequency radiation.

      On January 20, 2000, the FCC adopted new rules prohibiting employment discrimination by broadcast stations on the basis of race, religion, color, national origin, and gender; and requiring broadcasters to implement programs to promote equal employment opportunities at their stations. The rules generally require broadcast stations to disseminate information about job openings widely so that all qualified applicants, including minorities and women, have an adequate opportunity to compete for the job. Broadcasters may fulfill this requirement by sending the station's job vacancy information to organizations that request it, participating in community outreach programs, or designing an alternative recruitment program. Broadcasters with five or more full-time employees must place in their public files annually a report detailing their recruitment efforts and must file a statement with the FCC certifying compliance with the rules every two years. Broadcasters with ten or more full-time employees must file their annual reports with the FCC midway through their license term. Broadcasters also must file employment information with the FCC annually for statistical purposes. These new equal employment opportunity rules are designed to replace the FCC's prior rules, some of which were held unconstitutional by the U.S. Court of Appeals for the District of Colombia Circuit.

      The FCC recently issued a decision holding that a broadcast station may not deny a candidate for federal political office a request for broadcast advertising time solely on the grounds that the amount of time requested is not the standard length of time which the station offers to its commercial advertisers. This decision is currently being reconsidered by the FCC. The effect that this FCC decision will have on our programming and commercial advertising is uncertain.

      We employ a number of on-air personalities and generally enter into employment agreements with these personalities to protect our interests in those relationships that we believe to be valuable. The loss of some of these personalities could result in a short-term loss of audience share, but we do not believe that the loss would have a material adverse effect on our business.

      PROPOSED AND RECENT CHANGES. Congress and the FCC may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could (1) affect, directly or indirectly, the operation, ownership and profitability of our radio stations, (2) result in the loss of audience share and advertising revenues for our radio stations, and (3) affect our ability to acquire additional radio stations or to finance those acquisitions. Such matters may include:

      -     regulatory fees, spectrum use fees, or other fees on FCC licenses;

      -     foreign ownership of broadcast licenses;

      - restatement in revised form of FCC's equal employment opportunity rules and revisions to the FCC's rules relating to political broadcasting;

      -     technical and frequency allocation matters;

      - proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; and

      - changes in the FCC's cross-interest, multiple ownership and attribution policies.

      In January 1995, the FCC adopted rules to allocate spectrum for satellite digital audio radio service. Satellite digital audio radio service systems potentially could provide for regional or nationwide distribution of radio programming with fidelity comparable to compact discs. The FCC has issued two authorizations to launch and operate satellite digital audio radio service.

      The FCC currently is considering standards for evaluating, authorizing, and implementing terrestrial digital audio broadcasting technology, including In-Band On-Channel(TM) technology for FM radio stations. The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. In-Band On-Channel(TM) technology would permit an FM station to transmit radio programming in both analog and digital formats, or in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what regulations the FCC will adopt regarding digital audio broadcasting or In-Band On-Channel(TM) technology and what effect such regulations would have on our business or the operations of our radio stations.

      The FCC has authorized an additional 100 kHz of bandwidth for the AM band and on March 17, 1997, adopted an allotment plan for the expanded band, which identified the 88 AM radio stations selected to move into the band. At the end of a five-year transition period, those licensees will be required to return to the FCC either the license for their existing AM band station or the license for the expanded AM band station.

      On January 20, 2000, the FCC voted to adopt rules creating a new low power FM radio service. The new low power stations will operate at a maximum power of between 10 and 100 watts in the existing FM commercial and non-commercial band. Low power stations may be used by governmental and non-profit organizations to provide noncommercial educational programming or public safety and transportation radio services. No existing broadcaster or other media entity, including us, will be permitted to have an ownership interest or enter into any program or operating agreement with any low power FM station. During the first two years of the new service, applicants must be based in the area that they propose to serve. Applicants will not be permitted to own more than one station nationwide during the initial two year period. After the initial two year period, entities will be allowed to own up to five stations nationwide, and after three years, the limit will be raised to ten stations nationwide. A single person or entity may not own two low power stations whose transmitters are less than seven miles from each other. The authorizations for the new stations will not be transferable. The FCC has stated that it intends to begin accepting applications for new stations in the next several months.

      At this time it is difficult to assess the competitive impact of these new stations. Although the new low power stations must comply with certain technical requirements aimed at protecting existing FM radio stations from interference, we cannot be certain of the level of interference that low power stations will cause after they begin operating. Moreover, if low power FM stations are licensed in the markets in which we operate, the low power stations may compete for listeners and advertisers. The low power stations may also limit our ability to obtain new licenses or to modify our existing facilities, or cause interference to areas of existing service that are not protected by the FCC's rules, any of which may have a material adverse affect on our business.

      Finally, the FCC has adopted procedures for the auction of broadcast spectrum in circumstances where two or more parties have filed for new or major change applications which are mutually exclusive. Such procedures may limit our efforts to modify or expand the broadcast signals of our stations.

      We cannot predict what other matters might be considered in the future by the FCC or Congress, nor can we judge in advance what impact, if any, the implementation of any of these proposals or changes might have on our business.

      FEDERAL ANTITRUST LAWS. The agencies responsible for enforcing the federal antitrust laws, the Federal Trade Commission or the Department of Justice, may investigate certain acquisitions. We cannot predict the outcome of any specific Department of Justice or Federal Trade Commission investigation. Any decision by the Federal Trade Commission or the Department of Justice to challenge a proposed acquisition could affect our ability to consummate the acquisition or to consummate it on the proposed terms.

      For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Act requires the parties to file Notification and Report Forms with the Federal Trade Commission and the Department of Justice and to observe specified waiting period requirements before consummating the acquisition. If the investigating agency raises substantive issues in connection with a proposed transaction, then the parties frequently engage in lengthy discussions or negotiations with the investigating agency concerning possible means of addressing those issues, including restructuring the proposed acquisition or divesting assets. In addition, the investigating agency could file suit in federal court to enjoin the acquisition or to require the divestiture of assets, among other remedies. Acquisitions that are not required to be reported under the Hart-Scott-Rodino Act may be investigated by the Federal Trade Commission or the Department of Justice under the antitrust laws before or after consummation. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws.

      The consummation of the Sinclair acquisition in the Kansas City market is subject to the notification filing requirements and applicable waiting periods of the Department of Justice and the Federal Trade Commission, and we filed the applicable Hart-Scott-Rodino notice. On September 24, 1999, we received a "second request" from the Department of Justice with respect to the Kansas City acquisition. Although we believe that the concerns of the Department of Justice will be resolved by our disposition of three stations in the Kansas City market that we are required to make in order to comply with FCC rules, we cannot assure you that this will be the case.

      As part of its increased scrutiny of radio station acquisitions, the Department of Justice has stated publicly that it believes that local marketing agreements, joint sales agreements, time brokerage agreements and other similar agreements customarily entered into in connection with radio station transfers could violate the Hart-Scott-Rodino Act if such agreements take effect prior to the expiration of the waiting period under the Hart-Scott-Rodino Act. Furthermore, the Department of Justice has noted that joint sales agreements may raise antitrust concerns under Section 1 of the Sherman Act and has challenged joint sales agreements in certain locations. The Department of Justice also has stated publicly that it has established certain revenue and audience share concentration benchmarks with respect to radio station acquisitions, above which a transaction may receive additional antitrust scrutiny. However, to date, the Department of Justice has also investigated transactions that do not meet or exceed these benchmarks, and has cleared transactions that do exceed these benchmarks. There can be no assurance of what action the Department of Justice may take with respect to our acquisition of four stations from Sinclair in the Kansas City market.

EMPLOYEES

      On February 29, 2000, we had a staff of 1,503 full-time employees and 636 part-time employees. We are a party to collective bargaining agreements with the American Federation of Television and Radio Artists (AFTRA), which apply to some of our programming personnel and with the International Brotherhood of Electrical Workers which applies to some of our engineering personnel. These collective bargaining agreements expire at various times over the next three years. Our Boston AFTRA collective bargaining agreement, as extended, expired on September 14, 1999. The Seattle AFTRA collective bargaining agreement expired December 31, 1999. We are currently renegotiating these agreements and cannot predict the outcome of these negotiations. We believe that our relations with our employees are good.

ENVIRONMENTAL

      As the owner, lessee or operator of various real properties and facilities, we are subject to various federal, state and local environmental laws and regulations. Historically, compliance with these laws and regulations has not had a material adverse effect on our business. There can be no assurance, however, that compliance with existing or new environmental laws and regulations will not require us to make significant expenditures of funds.

SEASONALITY

      Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures by retailers. Our revenues and broadcast cash flows are typically lowest in the first calendar quarter.

ITEM 2. PROPERTIES AND FACILITIES

      The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We typically lease our studio and office space with lease terms that expire in five to ten years, although we do own some of our facilities. A station's studios are generally housed with its offices in downtown or business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We own a majority of our main transmitter and antenna sites and lease the remainder of our transmitter/antenna sites with lease terms that expire, including renewal options, in periods generally ranging up to twenty years. The transmitter/antenna site for each station is generally located so as to provide maximum market coverage, consistent with the station's FCC license. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required.

      We own substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment. The towers, antennae and other transmission equipment used by our stations are generally in good condition, although opportunities to upgrade facilities are continuously reviewed. Substantially all of the property that we own secures our borrowings under our credit facility.

ITEM 3. LEGAL PROCEEDINGS

      We currently and from time to time are involved in litigation incidental to the conduct of our business, but we are not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us.

      We entered into a preliminary agreement on February 6, 1996, to acquire the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation, subject to approval by the FCC, for a purchase price of $25.0 million. Notwithstanding our efforts to pursue this transaction, the seller was nonresponsive. On July 28, 1999, we commenced a legal action seeking to enforce this agreement, and subsequently the seller filed a cross-complaint against us asking for damages, an injunction and costs and filed a separate action against our president. This separate action against our president was dismissed without leave to amend in February 2000. We intend to pursue our legal action against the seller and seek dismissal of the cross-complaint. However, we cannot determine if and when the transaction might occur.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF OUR CLASS A COMMON STOCK

      Our Class A common stock is listed on The New York Stock Exchange under the symbol "ETM."

      The table below shows, for the quarters indicated, the reported high and low trading prices of our Class A common stock on The New York Stock Exchange.

                                                                 PRICE RANGE
                                                              ------------------
                                                               HIGH      LOW
                                                              -------  ---------
      Calendar Year 1999
         First Quarter (beginning January 29)                 $35.38    $28.31
         Second Quarter                                        42.75     31.75
         Third Quarter                                         41.94     35.00
         Fourth Quarter                                        67.75     35.13
      Calendar Year 2000
         First Quarter (through March 10 )                     68.69     38.13

      The initial public offering of our Class A common stock was priced on January 28, 1999 at a price of $22.50 per share.

      As of March 15, 2000, there were approximately 45 shareholders of record of our Class A common stock, $.01 par value. This number does not include the number of shareholders whose shares are held of record by a broker or clearing agency but does include each such brokerage house or clearing agency as one record holder. Based upon available information, we believe we have approximately 6,000 beneficial owners of our Class A common stock. There are 3 shareholders of record of our Class B common stock, $.01 par value, and 2 shareholders of record of our Class C common stock, $.01 par value.

      Since becoming a public company in January 1999, we have not declared any dividends on our common stock. We have no plans to declare or pay cash dividends in the foreseeable future because we intend to retain our earnings, if any, to finance the expansion of our business and for general corporate purposes. Any payment of future dividends will be at the discretion of the board of directors and will depend upon, among other factors, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions, including the provisions of our credit facility and provisions applicable to the 6 -1/4% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES) of our subsidiary trust, and other considerations that the board of directors deems relevant.

      On February 3, 1999, we sold 11,300,000 shares of our Class A common stock and one of our shareholders sold 2,327,500 shares of our Class A common stock in our initial public offering pursuant to a Registration Statement on Form S-1 (Registration No. 333-61381), which was declared effective by the Commission on January 28, 1999. Credit Suisse First Boston Corporation was the managing underwriter. The net proceeds were approximately $236.2 million, all of which we used to reduce outstanding indebtedness under our credit facility and to pay other corporate obligations.

      On October 6, 1999, we sold 8,000,000 shares of our Class A Common Stock and some of our shareholders sold an aggregate of 750,000 shares of our Class A common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-86397), which was declared effective by the Commission on September 30, 1999. Credit Suisse First Boston Corporation was the managing underwriter. The net proceeds were approximately $276.1 million, all of which was used to reduce outstanding debt and to fund the Sinclair acquisition.

      On October 6, 1999, we sold $125.0 million in aggregate principal amount of TIDES pursuant to a Registration Statement on Form S-1 (Registration No. 333-86843), which was declared effective by the Commission on September 30, 1999. Credit Suisse First Boston Corporation was the managing underwriter. The net proceeds were approximately $120.5 million, all of which was used to reduce outstanding debt and to fund the Sinclair acquisition.

RECENT SALES OF UNREGISTERED SECURITIES

      In January 1999, we effected a 185 for one stock split of our outstanding shares of voting and non-voting common stock. Each share of prior common stock held by Joseph M. Field, our Chairman of the Board and Chief Executive Officer, and David J. Field, our President and Chief Operating Officer, was exchanged for one share of Class B common stock and each share of prior common stock held by all other shareholders was exchanged for one share of Class A common stock.

      On January 28, 1999, we converted a 7% Subordinated Convertible Note due 2003 in the principal amount of $25 million held by Chase Equity Associates, L.P., an affiliate of Chase Capital Partners, into 2,327,500 shares of Class A common stock and 1,995,669 shares of Class C common stock.

      Both transactions were intended to be exempt from the registration requirements of the Securities Act by virtue of Section 3(a)(9) thereof.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      - Historically, we operated with an October 1st to September 30th fiscal year. Effective January 1, 1999, we changed for financial reporting purposes from a fiscal year ending September 30th to a fiscal year ending December 31st. Accordingly, the selected historical financial data includes information as of and for the three month transition period ended December 31, 1998, the three months ended December 31, 1997 and, for comparison purposes, the twelve months ended December 31, 1998.

      - Immediately prior to our initial public offering, Chase Capital converted a 7% Subordinated Convertible Note due 2003 in the principal amount of $25 million into 2,327,500 shares of our Class A common stock and 1,995,669 shares of our Class C common stock. The Chase Capital convertible subordinated note has been retired and we have no further obligation with respect to the note.

      - Before completing our initial public offering, we were an S corporation, and accordingly, we were not liable for federal and certain state corporate income taxes. Instead, our shareholders included our taxable income or loss in their federal and those state income tax returns. Immediately before our initial public offering, we became a C corporation, and accordingly, we are now subject to federal and state corporate income taxes. The pro forma amounts shown in the table reflect provisions for state and federal income taxes, applied to income before income taxes and extraordinary item and the effect of the adjustment to reflect indexing of the Chase Capital convertible subordinated note (the amount of this adjustment is not tax deductible), as if we had been taxed as a C corporation.

      - As a result of our becoming a C corporation immediately prior to our initial public offering, generally accepted accounting principles required us to provide for deferred income taxes of $79.8 million to reflect the cumulative temporary differences between book and income tax bases of our assets and liabilities.

      - For purposes of our historical financial statements, the term "pro forma" refers solely to the adjustments necessary to reflect our status as if we were a C corporation rather than an S corporation as of the beginning of the periods presented.

      - All per share data gives effect to our recapitalization, which we consummated immediately prior to our initial public offering. In the recapitalization, we effected a 185 for one stock split and the exchange of our prior common stock for Class A common stock and Class B common stock.

      - Broadcast cash flow consists of operating income before depreciation and amortization, corporate general and administrative expenses, net expense (income) from time brokerage agreement fees and gains on sale of assets.

      - Broadcast cash flow margin represents broadcast cash flow as a percentage of net revenue.

      - EBITDA before net expense (income) from time brokerage agreement fees consists of operating income plus depreciation and amortization, non-cash compensation expense (which is otherwise included in corporate general and administrative expenses), net expense (income) from time brokerage agreement fees and gains on sale of assets.

      - Pro forma after-tax cash flow consists of pro forma income before extraordinary item minus gains on sale of assets (net of tax) plus the following: depreciation and amortization, non-cash compensation expense (which is otherwise included in corporate general and administrative expense), adjustment to reflect indexing of the convertible subordinated note and deferred tax provision (or minus deferred tax benefit).

      -     The data is presented in thousands, other than earnings per share.

      Although broadcast cash flow, EBITDA before net expense (income) from time brokerage agreement fees and pro forma after-tax cash flow are not measures of performance or liquidity calculated in accordance with generally accepted accounting principles, we believe that these measures are useful to an investor in evaluating our performance because they are widely used in the broadcast industry to measure a radio company's operating performance. However, you should not consider broadcast cash flow, EBITDA before net expense

(income) from time brokerage agreement fees and pro forma after-tax cash flow in isolation or as substitutes for operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. In addition, because broadcast cash flow, EBITDA before net expense (income) from time brokerage agreement fees and pro forma after-tax cash flow are not calculated in accordance with generally accepted accounting principles, they are not necessarily comparable to similarly titled measures employed by other companies.



                                                                             YEAR ENDED SEPTEMBER 30,
                                                    -----------------------------------------------------------------------
                                                       1995                1996                 1997                 1998
                                                    --------            ---------            ---------            ---------
OPERATING DATA:
Net revenues .............................          $ 35,893            $  48,675            $  93,862            $ 132,998
Operating expenses (income):
  Station operating expenses .............            24,061               31,659               61,280               88,599
  Depreciation and amortization ..........             2,225                2,960                7,685               13,066
  Corporate general and
    administrative expenses ..............             2,535                2,872                3,249                4,527
  Net expense (income) from time
    brokerage agreement fees .............               603                 (879)                (476)               2,399
  (Gains) on sale of assets ..............              (228)                (119)            (197,097)              (8,661)
                                                    --------            ---------            ---------            ---------
     Total operating expenses (income) ...            29,196               36,493             (125,359)              99,930
                                                    --------            ---------            ---------            ---------

Operating income .........................             6,697               12,182              219,221               33,068
Other expense (income):
  Interest expense .......................             1,992                5,196               11,388               14,663
  Financing cost of Entercom --
    obligated mandatorily redeemable
    convertible preferred securities of
    Entercom Communications Capital
    Trust.................................               --                   --                   --                   --
  Adjustment to reflect indexing of
    the convertible subordinated
    note..................................                --                   --               29,070                8,841
  Interest income ........................                --                   --                 (482)                (410)
  Other non-operating expenses (income) ..              (100)                 (67)               1,986                   82
                                                    --------            ---------            ---------            ---------
     Total other expense (income) ........             1,892                5,129               41,962               23,176
                                                    --------            ---------            ---------            ---------
Income (loss) before income taxes
  and extraordinary item .................          $  4,805            $   7,053            $ 177,259            $   9,892
Income taxes .............................               270                  274                  489                  453
                                                    --------            ---------            ---------            ---------
Income (loss) before extraordinary item...             4,535                6,779              176,770                9,439
Extraordinary item, net of taxes .........               334                  539                   --                2,376
                                                    --------            ---------            ---------            ---------
Net income (loss) ........................          $  4,201            $   6,240            $ 176,770            $   7,063
                                                    ========            =========            =========            =========

PRO FORMA DATA:
Income (loss) before income taxes
  and extraordinary item .................          $  4,805            $   7,053            $ 177,259            $   9,892
Pro forma income taxes ...................             1,826                2,680               78,405                7,119
                                                    --------            ---------            ---------            ---------
Pro forma income (loss) before
  extraordinary item .....................             2,979                4,373               98,854                2,773
Extraordinary item, net of pro forma
  taxes ..................................               219                  348                   --                1,488
                                                    --------            ---------            ---------            ---------
Pro forma net income (loss) ..............          $  2,760            $   4,025            $  98,854            $   1,285
                                                    ========            =========            =========            =========
Pro forma earnings (loss) per share
  before extraordinary item ..............          $   0.14            $    0.20            $    4.59            $    0.12
Pro forma diluted earnings (loss)
  per share before extraordinary item ....          $   0.14            $    0.20            $    4.59            $    0.12
Weighted average common shares
  outstanding -- basic ...................            21,534               21,534               21,534               22,239
Weighted average common shares
  outstanding -- diluted .................            21,534               21,534               21,534               22,239

BALANCE SHEET DATA (AT END OF
  PERIOD):
  Cash and cash equivalents ..............          $  1,564            $   5,292            $   3,626            $   6,666
  Intangibles and other assets ...........            29,548              119,269              300,029              428,763
  Total assets ...........................            52,209              150,575              364,743              522,945
  Senior debt, including current portion .            46,554              111,000              117,000              253,784
  Total shareholders' equity .............               828                5,079              179,019              182,970

OTHER DATA:
  Broadcast cash flow ....................          $ 11,832            $  17,016            $  32,582            $  44,399
  Broadcast cash flow margin .............              33.0%                35.0%                34.7%                33.4%
  EBITDA before net expense (income) from
    time brokerage agreement fees.........          $  9,297            $  14,144            $  29,333            $  39,872

  Pro forma after-tax cash flow ..........             4,526                7,311               16,590               21,028
  Cash flows related to:
    Operating activities .................             1,182               12,773                8,859               23,019
    Investing activities .................           (28,636)             (96,502)             (13,695)            (153,651)
    Financing activities .................            27,505               87,457                3,170              133,672


                                                                                           TWELVE MONTHS
                                                            THREE MONTHS ENDED                 ENDED             YEAR ENDED
                                                                DECEMBER 31,                 DECEMBER 31,         DECEMBER 31,
                                                    ------------------------------            -----------        -------------
                                                       1997                 1998                 1998                 1999
                                                    ---------            ---------            ---------            -----------
OPERATING DATA:
Net revenues .............................          $  28,399            $  47,363            $ 151,962            $   215,001
Operating expenses (income):
  Station operating expenses .............             18,868               29,990               99,721                135,943
  Depreciation and amortization ..........              2,880                4,358               14,544                 21,564
  Corporate general and
    administrative expenses ..............                849                1,850                5,528                  8,100
  Net expense (income) from time
    brokerage agreement fees .............                 --                1,236                3,635                    652
  (Gains) on sale of assets ..............                (43)             (69,648)             (78,266)                (1,986)
                                                    ---------            ---------            ---------            -----------
     Total operating expenses (income) ...             22,554              (32,214)              45,162                164,273
                                                    ---------            ---------            ---------            -----------

Operating income .........................              5,845               79,577              106,800                 50,728
Other expense (income):
  Interest expense .......................              2,996                5,732               17,399                 11,182
  Financing cost of Entercom -- obligated
    mandatorily redeemable convertible
    preferred securities of Entercom
    Communications Capital Trust .........                 --                   --                   --                  1,845
  Adjustment to reflect indexing of
    the convertible subordinated note ....             14,903               29,503               23,441                     --
  Interest income ........................               (127)                (146)                (429)                (3,253)
  Other non-operating expenses (income) ..                 25                  723                  780                     --
                                                    ---------            ---------            ---------            -----------
     Total other expense (income) ........             17,797               35,812               41,191                  9,774
                                                    ---------            ---------            ---------            -----------
Income (loss) before income taxes
  and extraordinary item .................          $ (11,952)           $  43,765            $  65,609            $    40,954
Income taxes .............................                 81                  310                  682                100,913
                                                    ---------            ---------            ---------            -----------
Income (loss) before extraordinary item ..            (12,033)              43,455               64,927                (59,959)
Extraordinary item, net of taxes .........                 --                   --                2,376                    918
                                                    ---------            ---------            ---------            -----------
Net income (loss) ........................          $ (12,033)           $  43,455            $  62,551            $   (60,877)
                                                    =========            =========            =========            ===========

PRO FORMA DATA:
Income (loss) before income taxes
  and extraordinary item .................          $ (11,952)           $  43,765            $  65,609            $    40,954
Pro forma income taxes ...................              1,121               27,842               33,840                 20,278
                                                    ---------            ---------            ---------            -----------
Pro forma income (loss) before
  extraordinary item .....................            (13,073)              15,923               31,769                 20,676
Extraordinary item, net of pro forma
  taxes ..................................                 --                   --                1,488                    918
                                                    ---------            ---------            ---------            -----------
Pro forma net income (loss) ..............          $ (13,073)           $  15,923            $  30,281            $    19,758
                                                    =========            =========            =========            ===========
Pro forma earnings (loss) per share
  before extraordinary item ..............          $   (0.61)           $    0.64            $    1.32            $      0.55
Pro forma diluted earnings (loss)
  per share before extraordinary item ....          $   (0.61)           $    0.64            $    1.32            $      0.54
Weighted average common shares
  outstanding -- basic ...................             21,534               24,742               24,104                 37,922
Weighted average common shares
  outstanding -- diluted .................             21,534               24,742               24,104                 38,238

BALANCE SHEET DATA (AT END OF PERIOD):
  Cash and cash equivalents ..............          $   3,497            $   6,469            $   6,469            $    11,262
  Intangibles and other assets ...........            313,889              504,825              504,825              1,225,335
  Total assets ...........................            378,138              681,034              681,034              1,396,048
  Senior debt, including current portion .            127,000              330,281              330,281                465,770
  Total shareholders' equity .............            166,986              225,467              225,467                686,611

OTHER DATA:
  Broadcast cash flow ....................          $   9,531            $  17,373            $  52,241            $    79,058
  Broadcast cash flow margin .............               33.6%                36.7%                34.4%                  36.8%
  EBITDA before net expense
    (income) from time brokerage
    agreement fees........................          $   8,682            $  15,523            $  46,713            $    71,419
  Pro forma after-tax cash flow ..........              5,003                7,985               24,010                 52,465
  Cash flows related to:
    Operating activities .................              7,341               11,158               26,836                 40,700
    Investing activities .................            (17,470)             (86,894)            (223,075)              (712,323)
    Financing activities .................             10,000               75,539              199,211                676,416

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      A radio broadcasting company derives its revenues primarily from the sale of broadcasting time to local and national advertisers. The advertising rates that a radio station is able to charge and the number of advertisements that can be broadcast without jeopardizing listener levels largely determine those revenues. Advertising rates are primarily based on three factors:

      - a station's audience share in the demographic groups targeted by advertisers, as measured principally by quarterly reports issued by The Arbitron Ratings Company;

      - the number of radio stations in the market competing for the same demographic groups; and

      -     the supply of and demand for radio advertising time.

      In fiscal 1999, we generated 75.7% of our gross revenues from local advertising, which is sold primarily by each individual local radio station's sales staff, and 24.3% from national spot advertising, which is sold by independent advertising sales representatives. We generated the balance of our 1999 revenues principally from network advertising and rental income from tower sites.

      We include revenues recognized under a time brokerage agreement or a similar sales agreement for stations operated by us prior to acquiring the stations in net revenues, while we reflect operating expenses associated with these stations in station operating expenses. Consequently, there is no difference in the method of revenue and operating expense recognition between a station operated by us under a time brokerage agreement or similar sales agreement and a station owned and operated by us.

      Several factors may adversely affect a radio broadcasting company's performance in any given period. In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. Typically, revenues are lowest in the first calendar quarter of the year. We generally incur advertising and promotional expenses to increase "listenership" and Arbitron ratings. However, because Arbitron reports ratings quarterly, any increased ratings and therefore increased advertising revenues tend to lag behind the incurrence of advertising and promotional spending.

      We calculate "same station" growth by (1) comparing the performance of stations operated by us throughout a relevant period to the performance of those same stations (whether or not operated by us) in the prior year's corresponding period, excluding the effect of barter revenues and expenses and discontinued operations and (2) averaging those growth rates for the period presented. "Same station broadcast cash flow margin" is the broadcast cash flow margin of the stations included in our same station calculations. For purposes of the following discussion, pro forma net income represents historical income before income taxes and extraordinary item adjusted as if we were treated as a C corporation during all relevant periods at an effective tax rate of 38%, applied to income before income taxes and extraordinary item and the effect of the adjustment to reflect indexing of the convertible subordinated note (the amount of this adjustment is not tax deductible), and excluding extraordinary item, net of pro forma taxes.

RESULTS OF OPERATIONS

      You should read the following discussion and analysis of our financial condition and results in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Historically, we operated with an October 1st to September 30th fiscal year. Effective January 1, 1999, we changed for financial reporting purposes from a fiscal year ending September 30th to a fiscal year ending December 31st. Accordingly, the following results of operations include a discussion of the year ended December 31, 1999 compared to the twelve months ended December 31, 1998 and a discussion of the year ended September 30, 1998 compared to the year ended September 30, 1997. In addition, the following results of operations includes a discussion of the three-month transition period ended December 31, 1998 compared to the three months ended December 31, 1997. Our results of operations represent the operations of the radio stations owned or operated pursuant to time brokerage agreements or joint sales agreements during the relevant periods.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1998

                                                 TWELVE MONTHS ENDED vs. YEAR ENDED
                                                 ----------------------------------
                                         DECEMBER 31, 1998              DECEMBER 31, 1999
                                                    (DOLLAR AMOUNTS IN THOUSANDS)
NET REVENUES                                $  151,962                        $  215,001
                Increase of                 $   63,039     or       41.5%
                -----------------------------------------------------------------------------

      Net revenues increased 41.5% to $215.0 million for the year ended December 31, 1999 from $152.0 million for the twelve months ended December 31, 1998. Of the increase, $40.0 million is attributable to stations acquired or that we were in the process of acquiring since January 1, 1998, offset by $3.0 million for stations that we divested or that we were in the process divesting during the same period. On a same station basis, net revenues increased 18.3% to $209.2 million from $176.9 million. Same station revenue growth was led by increases in Boston and Seattle due to improved selling efforts. A strategic realignment of station formats in Sacramento resulted in significant gains in ratings and revenues.

                                                                    TWELVE MONTHS ENDED vs. YEAR ENDED
                                                                    ----------------------------------
                                                            DECEMBER 31, 1998             DECEMBER 31, 1999
                                                                      (DOLLAR AMOUNTS IN THOUSANDS)
STATION OPERATING EXPENSES                                     $   99,721                       $   135,943
                                   Increase of                 $   36,222     or       36.3%
                                   ----------------------------------------------------------------------------
Percentage of Net Revenues                                          65.6%                             63.2%

      Station operating expenses increased 36.3% to $135.9 million for the year ended December 31, 1999 from $99.7 million for the twelve months ended December 31, 1998. Of the increase, $31.1 million is attributable to stations that we acquired or that we were in the process of acquiring since January 1, 1998, offset by $2.9 million for stations that we divested or that we were in the process of divesting during the same period. On a same station basis, station operating expenses increased 7.7% to $131.7 million from $122.3 million.

                                                                    TWELVE MONTHS ENDED vs. YEAR ENDED
                                                                    ----------------------------------
                                                            DECEMBER 31, 1998              DECEMBER 31, 1999
                                                                      (DOLLAR AMOUNTS IN THOUSANDS)
DEPRECIATION AND AMORTIZATION                                  $   14,544                       $    21,564
                                   Increase of                 $    7,020     or       48.3%
                                   ----------------------------------------------------------------------------
Percentage of Net Revenues                                           9.6%                             10.0%

      Depreciation and amortization increased 48.3% to $21.6 million for the year ended December 31, 1999 from $14.5 million for the twelve months ended December 31, 1998. The increase was mainly attributable to our acquisitions net of divestitures since January 1, 1998.

                                                                    TWELVE MONTHS ENDED vs. YEAR ENDED
                                                                    ----------------------------------
                                                            DECEMBER 31, 1998             DECEMBER 31, 1999
                                                                      (DOLLAR AMOUNTS IN THOUSANDS)
CORPORATE, GENERAL AND
ADMINISTRATIVE EXPENSES                                        $    5,528                       $     8,100
                                   Increase of                 $    2,572     or       46.5%
                                   ----------------------------------------------------------------------------
Percentage of Net Revenues                                           3.6%                              3.8%

      Corporate general and administrative expenses increased 46.5% to $8.1 million for the year ended December 31, 1999 from $5.5 million for the twelve months ended December 31, 1998. The increase was mainly attributable to higher administrative expenses associated with supporting our growth and increasing staff and expenses to operate as a public company. Also included in the year ended December 31, 1999 is $0.5 million in non-cash stock-based compensation expense. We anticipate recording non-cash compensation expense of approximately $0.6 million for each of the next three years and $0.2 million in the fourth year.

                                                                    TWELVE MONTHS ENDED vs. YEAR ENDED
                                                                    ----------------------------------
                                                            DECEMBER 31, 1998             DECEMBER 31, 1999
                                                                      (DOLLAR AMOUNTS IN THOUSANDS)
INTEREST EXPENSE                                               $   17,399                       $    13,027
                                   Decrease of                 $   (4,372)    or       (25.1)%
                                   ----------------------------------------------------------------------------
Percentage of Net Revenues                                          11.4%                              6.1%

      Interest expense decreased 25.1% to $13.0 million for the year ended December 31, 1999 from $17.4 million for the twelve months ended December 31, 1998. The decrease was mainly attributable to (1) a reduction in outstanding indebtedness due to the use of the proceeds of our initial public offering and the proceeds of our October 1999 Class A Common Stock and TIDES offerings and
(2) a reduction due to the elimination of the 7% stated interest on the conversion of the convertible subordinated note, offset by an increase in debt used to fund the acquisition of radio station assets and the interest expense on the TIDES.

                                                                    TWELVE MONTHS ENDED vs. YEAR ENDED
                                                                    ----------------------------------
                                                            DECEMBER 31, 1998             DECEMBER 31, 1999
                                                                      (DOLLAR AMOUNTS IN THOUSANDS)
INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY ITEM                                             $   65,609                       $    40,954
                                   Decrease of                 $  (24,655)    or       (37.6)%
                                   ----------------------------------------------------------------------------
Percentage of Net Revenues                                          43.2%                             19.0%

      Income before income taxes and extraordinary item decreased 37.6% to $41.0 million for the year ended December 31, 1999 from $65.6 million for the twelve months ended December 31, 1998. Of the decrease, $76.3 million is attributable to a decrease in gains on sale of assets, offset by: (1) $17.2 million due to increases in revenues from existing stations and improved revenues and expense management from newly acquired stations; (2) $23.4 million resulting from the conversion of the convertible subordinated note, which in the prior period had caused a $23.4 million decrease in income to reflect indexing; (3) $4.4 million due to a decrease in interest expense for the reasons described under interest expense; (5) $3.0 million due to a decrease in net expense (income) from time brokerage agreement fees; and (6) an increase in interest income of $2.8 million as a result of excess cash available from our October 1999 Class A Common Stock and TIDES offerings during the period prior to the closing of the Sinclair acquisition.

EXTRAORDINARY ITEM, NET OF TAXES

      The extraordinary item for the year ended December 31, 1999 resulted from the write-off of $1.5 million ($0.9 million, net of taxes) of unamortized finance charges due to the early extinguishment of debt. The early extinguishment of debt resulted from the refinancing of our previous credit facility.

      The extraordinary item for the twelve months ended December 31, 1998 resulted from the write-off of $2.4 million ($1.5 million, net of taxes) of unamortized finance charges due to the early extinguishment of debt. The early extinguishment of debt resulted from the refinancing of our previous credit facility.

                                                                    TWELVE MONTHS ENDED vs. YEAR ENDED
                                                                    ----------------------------------
                                                            DECEMBER 31, 1998             DECEMBER 31, 1999
                                                                      (DOLLAR AMOUNTS IN THOUSANDS)
PRO FORMA NET INCOME                                           $   30,281                       $    19,758
                                   Decrease of                 $  (10,523)    or       (34.8)%
                                   ----------------------------------------------------------------------------

      As a result of the factors described above, pro forma net income decreased 34.8% to $19.8 million for the year ended December 31, 1999 from $30.3 million for the twelve months ended December 31, 1998. Of the decrease, $46.8 million, net of tax, is attributable to a decrease in gains on sale of assets, offset by:
(1) $10.5 million, net of tax, due to increases in revenues from existing stations and improved revenues and expense management from newly acquired stations; (2) $23.4 million resulting from the conversion of the convertible subordinated note, which in the prior period had caused a $23.4 million decrease in income to reflect indexing; (3) $2.7 million, net of tax, due to a decrease in interest expense for the reasons described under interest expense; (4) $1.8 million, net of tax, due to a decrease in net expense (income) from time brokerage agreement fees; and (5) an increase in interest income of $1.7 million, net of tax, as a result of excess cash available from our October 1999 Class A Common Stock and TIDES offerings during the period prior to the Sinclair acquisition.

                                                                    TWELVE MONTHS ENDED vs. YEAR ENDED
                                                                    ----------------------------------
                                                            DECEMBER 31, 1998             DECEMBER 31, 1999
OTHER DATA                                                            (DOLLAR AMOUNTS IN THOUSANDS)
BROADCAST CASH FLOW                                            $   52,241                         $  79,058
                                   Increase of                 $   26,817     or       51.3%
                                   ----------------------------------------------------------------------------

      Broadcast cash flow increased 51.3% to $79.1 million for the year ended December 31, 1999 from $52.2 million for the twelve months ended December 31, 1998. Of the increase, $7.7 million is attributable to stations that we acquired or that we were in the process of acquiring since January 1, 1998, offset by $0.1 million for stations that we divested or that we were in the process of divesting during the same period. On a same station basis, broadcast cash flow increased 41.9% to $77.5 million from $54.6 million.

                                                                    TWELVE MONTHS ENDED vs. YEAR ENDED
                                                                    ----------------------------------
                                                            DECEMBER 31, 1998             DECEMBER 31, 1999
                                                                      (DOLLAR AMOUNTS IN THOUSANDS)
BROADCAST CASH FLOW MARGIN                                             34.4%                             36.8%
                                   Increase of                          2.4%  or       7.0%
                                   ----------------------------------------------------------------------------

         Our broadcast cash flow margin increased to 36.8% for the year ended December 31, 1999 from 34.4% for the twelve months ended December 31, 1998. The increase is attributable to improved revenues and expense management. On a same station basis, our broadcast cash flow margin increased to 37.1% from 30.9%.

                                                    TWELVE MONTHS ENDED VS. YEAR ENDED
                                                    ----------------------------------
                                              DECEMBER 31, 1998               DECEMBER 31, 1999
                                                        (DOLLAR AMOUNTS IN THOUSANDS)
PRO FORMA AFTER-TAX CASH FLOW                    $   24,010                      $  52,465
                               Increase of       $   28,455      or  118.5%
                               ------------------------------------------------------------------

         Pro forma after-tax cash flow increased 118.5% to $52.5 million for the year ended December 31, 1999 from $24.0 million for the twelve months ended December 31, 1998. The increase is attributable to improved operations of existing stations and the net effect of newly acquired properties, taking into consideration pro forma income taxes as though we had reported as a C corporation during the periods presented. The amount of the deferred pro forma income tax expense was $11.0 million for the year ended December 31, 1999 and $5.7 million for the twelve months ended December 31, 1998.

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

                                                 THREE MONTHS ENDED
                                                 ------------------
                                 DECEMBER 31, 1997                 DECEMBER 31, 1998
                                           (DOLLAR AMOUNTS IN THOUSANDS)
NET REVENUES                        $   28,399                         $  47,363
               Increase of          $   18,964       or   66.8%
               --------------------------------------------------------------------

         Net revenues increased 66.8% to $47.4 million for the three months ended December 31, 1998 from $28.4 million for the three months ended December 31, 1997. Of the increase, $17.9 million is attributable to stations that we acquired or that we were in the process of acquiring since October 1, 1997, offset by $2.7 million for stations that we divested or that we were in the process of divesting during the same period. On a same station basis, net revenues increased 16.5% to $46.9 million from $40.3 million. Same station revenue growth was led by increases in Boston, Seattle, Kansas City and Portland due to improved selling efforts.

                                                                      THREE MONTHS ENDED
                                                                      ------------------
                                                      DECEMBER 31, 1997                 DECEMBER 31, 1998
                                                                (DOLLAR AMOUNTS IN THOUSANDS)
STATION OPERATING EXPENSES                               $   18,868                         $  29,990
                             Increase of                 $   11,122        or  58.9%
                             ----------------------------------------------------------------------------
Percentage of Net Revenues                                     66.4%                             63.3%

         Station operating expenses increased 58.9% to $30.0 million for the three months ended December 31, 1998 from $18.9 million for the three months ended December 31, 1997. Of the increase, $11.3 million is attributable to stations that we acquired or that we were in the process of acquiring since October 1, 1997, offset by $1.6 million for stations that we divested or that were in the process of divesting during the same period. On a same station basis, station operating expenses increased 3.4 % to $29.4 million from $28.4 million.

                                                                         THREE MONTHS ENDED
                                                                         ------------------
                                                         DECEMBER 31, 1997                 DECEMBER 31, 1998
                                                                   (DOLLAR AMOUNTS IN THOUSANDS)
DEPRECIATION AND AMORTIZATION                               $    2,880                         $   4,358
                                Increase of                 $    1,478         or  51.3%
                                ----------------------------------------------------------------------------
Percentage of Net Revenues                                        10.1%                              9.2%

         Depreciation and amortization increased 51.3% to $4.4 million for the three months ended December 31, 1998 from $2.9 million for the three months ended December 31, 1997. The increase was mainly attributable to our acquisitions net of divestitures since October 1, 1997.

                                                                            THREE MONTHS ENDED
                                                                            ------------------
                                                            DECEMBER 31, 1997                 DECEMBER 31, 1998
                                                                      (DOLLAR AMOUNTS IN THOUSANDS)
CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES                 $      849                         $   1,850
                                   Increase of                 $    1,001        or  117.9%
                                   ----------------------------------------------------------------------------
Percentage of Net Revenues                                            3.0%                              3.9%

         Corporate general and administrative expenses increased 117.9% to $1.9 million for the three months ended December 31, 1998 from $0.8 million for the three months ended December 31, 1997. The increase was mainly attributable to higher administrative expenses associated with supporting our growth and increasing staff and expenses in anticipation of operating as a public company.

                                                                       THREE MONTHS ENDED
                                                                       ------------------
                                                       DECEMBER 31, 1997                 DECEMBER 31, 1998
                                                                 (DOLLAR AMOUNTS IN THOUSANDS)
INTEREST EXPENSE                                          $    2,996                         $   5,732
                              Increase of                 $    2,736        or   91.3%
                              ----------------------------------------------------------------------------
Percentage of Net Revenues                                      10.5%                             12.1%

         Interest expense increased 91.3% to $5.7 million for the three months ended December 31, 1998 from $3.0 million for the three months ended December 31, 1997. The increase was mainly attributable to indebtedness that we incurred in connection with acquisitions.

                                                                            THREE MONTHS ENDED
                                                                            ------------------
                                                            DECEMBER 31, 1997                 DECEMBER 31, 1998
                                                                      (DOLLAR AMOUNTS IN THOUSANDS)
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM       $  (11,952)                        $  43,765
                                   Increase of                 $   55,717
                                   ---------------------------------------------------------------------------
Percentage of Net Revenues                                          (42.1)%                            92.4%

         Income (loss) before income taxes and extraordinary item increased to $43.8 million for the three months ended December 31, 1998 from a loss of $12.0 million for the three months ended December 31, 1997. Of the increase, $69.6 million is attributable to gains on the sale of assets from our disposition of stations in the Tampa radio market during the three months ended December 31, 1998, offset by $14.6 million which is attributable to an increase in expense resulting from an adjustment to reflect indexing of the convertible subordinated note.

                                                                         THREE MONTHS ENDED
                                                                         ------------------
                                                         DECEMBER 31, 1997                 DECEMBER 31, 1998
OTHER DATA                                                         (DOLLAR AMOUNTS IN THOUSANDS)
PRO FORMA NET INCOME (LOSS)                                 $  (13,073)                        $  15,923
                                Increase of                 $   28,996
                                ----------------------------------------------------------------------------

         As a result of the factors described above, pro forma net income (loss) increased to $15.9 million for the three months ended December 31, 1998 from a loss of $13.1 million for the three months ended December 31, 1997. Of the increase, $43.2 million is attributable to gains on the sale of assets from the disposition of stations in the Tampa radio market during the three months ended December 31, 1998, offset by $14.6 million which is attributable to an increase in expense resulting from an adjustment to reflect indexing of the convertible subordinated note. We do not expect to recognize such significant gains on the sale of assets in the future.

                                                                     THREE MONTHS ENDED
                                                                     ------------------
                                                     DECEMBER 31, 1997                 DECEMBER 31, 1998
                                                               (DOLLAR AMOUNTS IN THOUSANDS)
BROADCAST CASH FLOW                                     $    9,531                         $  17,373
                            Increase of                 $    7,842        or   82.3%
                            ----------------------------------------------------------------------------

         Broadcast cash flow increased 82.3% to $17.4 million for the three months ended December 31, 1998 from $9.5 million for the three months ended December 31, 1997. Of the increase, $6.9 million is attributable to stations that we acquired or that we were in the process of acquiring since October 1, 1997, offset by $1.1 million for stations that we divested or that we were in the process of divesting during the same period. On a same station basis, broadcast cash flow increased 48.0% to $17.5 million from $11.8 million.

                                                                         THREE MONTHS ENDED
                                                                         ------------------
                                                        DECEMBER 31, 1997                  DECEMBER 31, 1998
                                                                  (DOLLAR AMOUNTS IN THOUSANDS)
BROADCAST CASH FLOW MARGIN                                     33.6%                              36.7%
                               Increase of                      3.1%           or  9.3%
                               ----------------------------------------------------------------------------

         The broadcast cash flow margin increased to 36.7% for the three months ended December 31, 1998 from 33.6% for the three months ended December 31, 1997. The increase in broadcast cash flow margin is attributable to improved revenues and expense management associated with newly acquired stations. On a same station basis, our broadcast cash flow margin increased to 37.4 % from 29.4%.

                                                                     THREE MONTHS ENDED
                                                                     ------------------
                                                     DECEMBER 31, 1997                 DECEMBER 31, 1998
                                                               (DOLLAR AMOUNTS IN THOUSANDS)
PRO FORMA AFTER TAX CASH FLOW                           $    5,003                         $   7,985
                                Increase of             $    2,982       or   59.6%
                                ------------------------------------------------------------------------

         Pro forma after-tax cash flow increased 59.6% to $8.0 million for the three months ended December 31, 1998 from $5.0 million for the three months ended December 31, 1997. The increase is attributable to improved operations of existing stations and the net effect of newly acquired properties, taking into consideration pro forma income taxes as though we had reported as a C corporation during the periods presented. The amount of the deferred pro forma income tax expense was $0.2 million and $0.3 million for the three months ended December 31, 1998 and 1997, respectively.

YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30, 1997

                                                         YEAR ENDED SEPTEMBER 30,
                                                         ------------------------
                                                  1997                              1998
                                                      (DOLLAR AMOUNTS IN THOUSANDS)
NET REVENUES                                   $   93,862                         $ 132,998
                       Increase of             $   39,136      or   41.7%
                       ------------------------------------------------------------------------

         Net revenues increased 41.7% to $133.0 million for the year ended September 30, 1998 from $93.9 million for the year ended September 30, 1997. Of the increase, $20.3 million is attributable to stations that we acquired or that we were in the process of acquiring since October 1, 1996, offset by $5.8 million for stations that we divested or that we were in the process of divesting during the same period. On a same station basis, net revenues increased 16.3% to $128.5 million from $110.5 million, largely due to stronger selling efforts and radio advertising market growth. Same station revenue growth was led by substantial increases in Seattle, Kansas City and Portland.

                                                                  YEAR ENDED SEPTEMBER 30,
                                                                  ------------------------
                                                           1997                               1998
                                                               (DOLLAR AMOUNTS IN THOUSANDS)
STATION OPERATING EXPENSES                              $   61,280                         $  88,599
                                Increase of             $   27,319        or  44.6%
                                ------------------------------------------------------------------------
Percentage of Net Revenues                                    65.3%                             66.6%

         Station operating expenses increased 44.6% to $88.6 million for the year ended September 30, 1998 from $61.3 million for the year ended September 30, 1997. Of the increase, $13.2 million is attributable to stations that we acquired or that we were in the process of acquiring since October 1, 1996, offset by $4.4 million for stations that we divested or that we were in the process of divesting during the same period. On a same station basis, station operating expenses increased 11.2 % to $84.7 million for the year ended September 30, 1998 from $76.2 million for the year ended September 30, 1997.

                                                                    YEAR ENDED SEPTEMBER 30,
                                                                    ------------------------
                                                             1997                               1998
                                                                 (DOLLAR AMOUNTS IN THOUSANDS)
DEPRECIATION AND AMORTIZATION                             $    7,685                         $  13,066
                                   Increase of            $    5,381       or  70.0%
                                   ---------------------------------------------------------------------
Percentage of Net Revenues                                       8.2%                              9.8%

         Depreciation and amortization increased 70.0% to $13.1 million for the year ended September 30, 1998 from $7.7 million for the year ended September 30, 1997. The increase was primarily attributable to our acquisitions net of divestitures during the period beginning October 1, 1996.

                                                                         YEAR ENDED SEPTEMBER 30,
                                                                         ------------------------
                                                                  1997                              1998
                                                                      (DOLLAR AMOUNTS IN THOUSANDS)
CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES                 $    3,249                         $   4,527
                                   Increase of                 $    1,278         or  39.3%
                                   --------------------------------------------------------------------------
Percentage of Net Revenues                                            3.5%                              3.4%

         Corporate general and administrative expenses increased 39.3% to $4.5 million for the year ended September 30, 1998 from $3.3 million for the year ended September 30, 1997. The increase was primarily attributable to higher administrative expenses associated with supporting our growth. We recorded a non-cash compensation expense of approximately $0.4 million in fiscal year 1999 and we will record approximately $0.4 million in non-cash compensation expense in each of the following three fiscal years in connection with our issuance of 11,112 shares of restricted stock and 275,562 options, at an exercise price of $18.00.

                                                                     YEAR ENDED SEPTEMBER 30,
                                                                     ------------------------
                                                             1997                               1998
                                                                 (DOLLAR AMOUNTS IN THOUSANDS)
INTEREST EXPENSE                                          $   11,388                         $  14,663
                              Increase of                 $    3,275        or   28.8%
                              --------------------------------------------------------------------------
Percentage of Net Revenues                                      12.1%                             11.0%

         Interest expense increased 28.8% to $14.7 million for the year ended September 30, 1998 from $11.4 million for the year ended September 30, 1997. The increase in interest expense was primarily attributable to indebtedness that we incurred in connection with acquisitions.

         We determined the adjustment to reflect indexing of the convertible subordinated note as of the end of each relevant period by subtracting the sum of principal and accrued interest on the note from the fair value of the shares of our common stock into which the note was convertible using multiples of broadcast cash flow of comparable publicly held radio broadcast companies. The adjustment to reflect indexing of the note was $8.8 million and $29.1 million for the years ended September 30, 1998 and 1997, respectively. The decrease in the adjustment from 1997 to 1998 is due to a reduced broadcast cash flow growth rate from 91.5% to 36.3% in 1998 (primarily due to the timing of acquisitions) and a lower multiple in 1998 due to the overall market condition for publicly held radio broadcast companies at September 30, 1998 relative to September 30, 1997.

                                                                         YEAR ENDED SEPTEMBER 30,
                                                                         ------------------------
                                                                  1997                               1998
                                                                      (DOLLAR AMOUNTS IN THOUSANDS)
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM              $  177,259                         $   9,892
                                   Decrease of                 $ (167,367)      or  (94.4)%
                                   --------------------------------------------------------------------------
Percentage of Net Revenues                                          188.9%                              7.4%

         Income before income taxes and extraordinary item decreased to $9.9 million for the year ended September 30, 1998 from $177.3 million for the year ended September 30, 1997, including $197.1 million from the gains on sale of assets, for the year ended September 30, 1997. The gain on the assets in 1997 is primarily attributable to our disposition of stations in the Houston, San Francisco and Pittsburgh radio markets. We do not expect such significant gains on the sale of assets to continue in the future.

EXTRAORDINARY ITEM, NET OF TAXES

         The extraordinary item for the year ended September 30, 1998 resulted from the write-off of $2.4 million ($1.5 million, net of taxes) of unamortized finance charges due to the early extinguishment of debt. The early extinguishment of debt resulted from the refinancing of our previous credit facility. There was no extraordinary item in 1997.

                                                                  YEAR ENDED SEPTEMBER 30,
                                                                  ------------------------
                                                           1997                              1998
OTHER DATA                                                     (DOLLAR AMOUNTS IN THOUSANDS)
PRO FORMA NET INCOME                                    $   98,854                         $   1,285
                            Decrease of                 $  (97,569)
                            ----------------------------------------------------------------------------

         As a result of the factors described above, pro forma net income decreased to $1.3 million for the year ended September 30, 1998 which included the impact of the recognition of $8.8 million for the adjustment to reflect indexing of the convertible subordinated note, offset by a gain of $5.4 million, net of taxes, on the sale of assets. This compares to pro forma net income of $98.9 million for the year ended September 30, 1997, which included the impact of the recognition of $29.1 million for the adjustment to reflect indexing of the convertible subordinated note, offset by a gain of $122.2 million, net of taxes, on the sale of assets. The decrease is primarily attributable to our disposition of stations in the Houston, San Francisco and Pittsburgh radio markets during the year ended September 30, 1997. We used the proceeds from these dispositions to acquire stations in markets where we believed there was greater potential for establishing market leading station clusters.

                                                                 YEAR ENDED SEPTEMBER 30,
                                                                 ------------------------
                                                          1997                              1998
                                                              (DOLLAR AMOUNTS IN THOUSANDS)
BROADCAST CASH FLOW                                    $   32,582                         $  44,399
                           Increase of                 $   11,817       or  36.3%
                           -------------------------------------------------------------------------

         As a result of factors described above broadcast cash flow increased 36.3% to $44.4 million for the year ended September 30, 1998 from $32.6 million for the year ended September 30, 1997. On a same station basis, broadcast cash flow increase 27.7% to $43.8 million from $34.3 million.

                                                                         YEAR ENDED SEPTEMBER 30,
                                                                         ------------------------
                                                                  1997                              1998
                                                                      (DOLLAR AMOUNTS IN THOUSANDS)
BROADCAST CASH FLOW MARGIN          Decrease of                   34.7%                             33.4%
                                    -----------------------------------------------------------------------

         Our broadcast cash flow margin declined to 33.4% for the year ended September 30, 1998 from 34.7% for the year ended September 30, 1997. The decrease is primarily attributable to our exchange in 1997 of relatively mature stations in San Francisco and Houston, which operated at higher broadcast flow margins but were located in markets where management believed there were limited growth and clustering opportunities, for less developed properties in Seattle, Kansas City and Sacramento. The less developed properties collectively operated with lower broadcast cash flow margins but offered stronger growth and clustering opportunities. On a same station basis, broadcast cash flow margin increased to 34.1% from 31.1%.

                                                                         YEAR ENDED SEPTEMBER 30,
                                                                         ------------------------
                                                                  1997                              1998
                                                                      (DOLLAR AMOUNTS IN THOUSANDS)
PRO FORMA AFTER TAX CASH FLOW                                  $   16,590                        $  21,028
                                   Increase of                 $    4,438       or  26.8%
                                   -------------------------------------------------------------------------

         Pro forma after-tax cash flow increased 26.8% to $21.0 million for the year ended September 30, 1998 from $16.6 million for the year ended September 30, 1997. The increase is attributable to improved operations of existing stations and the net effect of newly acquired properties, taking into consideration pro forma income taxes as though we had reported as a C corporation.

LIQUIDITY AND CAPITAL RESOURCES

         We use a significant portion of our capital resources to consummate acquisitions. These acquisitions are funded from one or a combination of the following sources: (1) our bank facility, which is described below; (2) the swapping of our radio stations in transactions which qualify as "like-kind" exchanges under Section 1031 of the Internal Revenue Code; and (3) internally-generated cash flow.

         Net cash flows from operating activities were $40.7 million and $26.8 million for the year ended December 31, 1999 and for the twelve months ended December 31, 1998, respectively. Changes in our net cash flows from operating activities are primarily a result of changes in advertising revenues and station operating expenses, which are affected by the acquisition and disposition of stations during those periods.

         Net cash flows used in investing activities were $712.3 million and $223.1 million for the year ended December 31, 1999 and for the twelve months ended December 31, 1998, respectively. Net cash flows provided by financing activities were $676.4 million and $199.2 million for the year ended December 31, 1999 and for the twelve months ended December 31, 1998, respectively. The cash flows for the year ended December 31, 1999 reflect: (1) acquisitions consummated along with the related borrowings; (2) proceeds from our initial public offering, our October 1999 Class A Common Stock and TIDES offerings and the related payment of long-term debt; and (3) the distribution to our S Corporation shareholders of $88.1 million. The cash flows for the twelve months ended December 31,1998 reflect: (1) refinancing as a result of our bank facility; (2) acquisitions along with the related borrowings; and (3) divestitures.

         On February 3, 1999, upon the consummation of our initial public offering, we received net proceeds of $236.2 million, after deducting expenses, underwriting discounts and commissions. We used these proceeds to reduce outstanding indebtedness under our former credit facility and to pay other corporate obligations. Shortly after reducing indebtedness under our former credit facility, in February 1999 we borrowed approximately $58.0 million to purchase three Boston radio stations from CBS.

         On October 6, 1999, we completed our Class A Common Stock and TIDES offerings and received $276.1 million and $120.5 million in proceeds, respectively, after deduction of discounts, commissions, fees and expenses. The proceeds were used to reduce outstanding debt. As of December 31, 1999, we had approximately $465.5 million of borrowings outstanding under our bank facility in addition to outstanding letters of credit in the amounts of $7.5 million and $5.0 million.

         We used the net proceeds from our October 1999 Class A Common Stock offering and the TIDES offering, together with cash on hand and proceeds from our bank facility, to finance the $700.4 million in cash to consummate the purchase of 41 stations from Sinclair on

December 16, 1999. In connection with the Sinclair acquisition we have also agreed to purchase $5.0 million of advertising time on television stations owned and/or programmed by Sinclair and its affiliates at prevailing rates over the next five years.

         In addition to debt service and quarterly distributions under the TIDES, our principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures, and, if appropriate opportunities arise, acquisitions of additional radio stations. For fiscal year 2000, we estimate that capital expenditures will be between $10.0 million and $13.0 million. We believe that cash flow from operating activities, together with available revolving and term credit borrowings under our bank facility, should be sufficient to permit us to meet our financial obligations and fund our operations. However, we may require additional financing for future acquisitions, if any, and there can be no assurance that we would be able to obtain such financing on terms considered to be favorable to us.

         Further, if Sinclair rightfully terminates the asset purchase agreement for the four Kansas City stations, Sinclair may be entitled to receive liquidated damages from us in the maximum amount of approximately $7.0 million. In addition, on February 22, 2000 (150 days after public notice that the applications for consent to assignment of the Kansas City station licenses had been accepted for filing by the FCC), the purchase price for the Kansas City stations increased 0.75% (approximately $0.9 million) and will continue to increase 0.75% at the end of each 30 day period thereafter for so long as the Kansas City market has not closed due to the failure to receive any required regulatory consent as a result of facts relating to us or our affiliates.

         Upon closing the Sinclair acquisition on December 16, 1999, our effective tax rate increased from 38% to 40% as a result of adding facilities in additional states which on average have higher income tax rates than in those states in which we currently operate. We also recorded a non-cash deferred income tax expense of approximately $3.9 million to reflect the increase in the effective tax rate and its effect on previously reported temporary differences between the tax and financial reporting bases of our assets and liabilities.

         We entered into our bank facility, dated as of December 16, 1999, with a syndicate of banks for senior secured credit in the amount of $650.0 million. The bank facility consists of: (1) a $325.0 million reducing revolving credit facility; and (2) a $325.0 million multi-draw term loan. The bank facility was established to: (1) fund corporate acquisitions; (2) refinance our existing indebtedness; and (3) provide working capital. At our election, interest on any outstanding principal accrues at a rate based on either LIBOR plus a spread which ranges from 0.75% to 2.375% or on KeyBank N.A.'s base rate plus a spread of up to 1.125%, depending on our leverage ratio. Although we may borrow, repay and re-borrow under the revolving credit facility, the aggregate maximum amount that we can have outstanding at any one time is reduced on a quarterly basis beginning on September 30, 2002. The multi-draw term loan must be fully drawn by September 29, 2000 and principal is reduced on a quarterly basis beginning on September 30, 2002. The final maturity date for the bank facility is September 30, 2007. Under the bank facility, at any time prior to December 31, 2001, we may solicit incremental loans up to $350.0 million, and will be governed under the same terms as the multi-draw term loan. However, there can be no guarantee that, upon request, we will receive commitments for any of the incremental loans. The bank facility requires us to comply with certain financial covenants and leverage ratios. We believe we are in compliance with these covenants and ratios.

         As of December 31, 1999, we had approximately $465.5 million of borrowings outstanding under the bank facility along with outstanding letters of credit in the amounts of $7.5 million and $5.0 million. We expect to use the credit available under the revolving credit facility and multi-draw term loan to fund: (1) the purchase of the remaining assets under the Sinclair acquisition, including the four Kansas City stations and (2) pending and future acquisitions.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. In June, 1999, the FASB issued SFAS No. 137 which extends the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000 and should not be applied retroactively to financial statements of prior periods. We have not completed a full evaluation of the applicability of SFAS No. 133.

INFLATION

         Inflation has affected our performance in terms of higher costs for radio station operating expenses, including wages, and equipment. Although the exact impact is indeterminable, we believe we have offset these higher costs by increasing the effective advertising rates of most of our broadcasting stations.

IMPACT OF YEAR 2000 ISSUES

         We rely, directly and indirectly, on information technology systems to operate our radio stations, provide our radio stations with up-to-date news and perform a variety of administrative services including accounting, financial reporting, advertiser spot scheduling, payroll and invoicing. We also use non-information technology systems, such as microchips for dating and other automated functions. All of these technology systems could have been affected by Year 2000 Issues. Based upon our experience to date, we estimate that the impact of the Year 2000 was minimal and has had no material effect on our operations and any remaining costs to respond to the Year 2000 issues will not be material.

RISK FACTORS

         Many statements contained in this report are forward-looking in nature. These statements are based on current expectations and actual results could differ significantly. Among the factors that could cause actual results to differ are the following:

INTEGRATING ACQUISITIONS IS DIFFICULT.

         We have acquired or agreed to acquire 90 radio stations since October 1, 1996, and we expect to make acquisitions of other stations and station groups in the future. The integration of acquisitions involves numerous risks, including:

         - difficulties in the integration of operations and systems and the management of a large and geographically diverse group of stations;

         - the diversion of management's attention from other business concerns; and

         -     the potential loss of key employees of acquired stations.

         We cannot assure you that we will be able to integrate successfully any operations, systems or management that might be acquired in the future, including the operations, systems or management that we acquired in the Sinclair acquisition. Our consummation of the Sinclair acquisition requires us to manage a significantly larger radio station portfolio than historically has been the case. Our failure to integrate and manage newly acquired stations successfully could have a material adverse effect on our business and operating results. In addition, in the event that the operations of a new business do not meet expectations, we may restructure or write-off the value of some or all of the assets of the new business.

WE MAY NOT BE SUCCESSFUL IN IDENTIFYING AND CONSUMMATING FUTURE ACQUISITIONS, WHICH IS AN IMPORTANT ELEMENT OF OUR BUSINESS STRATEGY.

         We pursue growth, in part, through the acquisition of individual radio stations and groups of radio stations. Our consummation of all future acquisitions, including the acquisition of the Sinclair stations in the Kansas City market, will be subject to various conditions, including FCC and other regulatory approvals. The FCC must approve any transfer of control or assignment of broadcast licenses. In addition, acquisitions may encounter intense scrutiny under federal and state antitrust laws. Our acquisition of the Sinclair stations in Kansas City is, and many of our future acquisitions may be, subject to notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and to a waiting period and possible review by the Department of Justice and the Federal Trade Commission. On September 24, 1999, we received a "second request" from the Department of Justice with respect to the Sinclair Kansas City acquisition. Although we believe that the concerns of the Department of Justice will be resolved by our disposition of three stations in the Kansas City market that we are required to make in order to comply with FCC rules, we cannot assure you that this will be the case.

         Any delays, injunctions, conditions or modifications by any of these federal agencies could have a negative effect on us and result in the abandonment of all or part of the acquisition of the Sinclair stations in the Kansas City market or other attractive acquisition opportunities. We cannot predict whether we will be successful in identifying future acquisition opportunities or consummating these acquisitions or what the consequences of any acquisitions will be.

         Depending on the nature, size and timing of future acquisitions, we may require additional financing. We cannot assure you that additional financing will be available to us on acceptable terms. Radio broadcasting is a rapidly consolidating industry, with many companies seeking to consummate acquisitions and increase their market share. In this environment, we compete and will continue to compete with many other buyers for the acquisition of radio stations. Some of those competitors may be able to outbid us for acquisitions because they have greater financial resources. As a result of these and other factors, our ability to identify and consummate future acquisitions is uncertain.

WE MUST RESPOND TO THE RAPID CHANGES IN TECHNOLOGY, SERVICES AND STANDARDS THAT CHARACTERIZE OUR INDUSTRY IN ORDER TO REMAIN COMPETITIVE.

         The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies and services. We cannot assure you that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Several new media technologies and services are being developed or introduced, including the following:

         - satellite delivered audio radio service, which could result in the introduction of new satellite radio services with sound quality equivalent to that of compact discs;

         - audio programming by cable systems, direct broadcast satellite systems, personal communications systems, Internet content providers and other digital audio broadcast formats;

         - in-band on-channel digital radio, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

         - microbroadcasting stations (low powered, limited coverage radio stations), about which the FCC is accepting proposals.

         We cannot predict the effect, if any, that competition arising from new technologies or regulatory change may have on the radio broadcasting industry or on our company.

WE HAVE SUBSTANTIAL INDEBTEDNESS THAT COULD HAVE IMPORTANT CONSEQUENCES TO YOU.

         We have indebtedness that is substantial in relation to our shareholders' equity. At December 31, 1999, we had long-term indebtedness of $465.8 million and shareholders' equity of $686.6 million. In addition to our obligations on our long-term indebtedness, we have quarterly interest obligations on the debentures held by the trust that fund distributions on the TIDES. These obligations are substantial in amount and could have a substantial impact on you. For example, these obligations could:

         - require us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of cash flow for other purposes, including funding future expansion and ongoing capital expenditures;

         - impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate or other purposes;

         - limit our ability to compete, expand and make capital improvements;

         - increase our vulnerability to economic downturns, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions; and

         - limit or prohibit our ability to pay dividends and make other distributions.

         Moreover, we may borrow up to an additional $172.0 million under our existing bank facility. In addition, at any time prior to December 31, 2001, we may solicit incremental loans up to $350.0 million. Any additional borrowings would further increase the amount of our indebtedness and the associated risks.

THE COVENANTS IN OUR CREDIT FACILITY RESTRICT OUR FINANCIAL AND OPERATIONAL FLEXIBILITY.

         Our credit facility contains covenants that restrict, among other things, our ability to borrow money, make particular types of investments or other restricted payments, swap or sell assets, or merge or consolidate. An event of default under our bank facility could allow the lenders to declare all amounts outstanding to be immediately due and payable. We have pledged substantially all of our consolidated assets and the stock of our subsidiaries to secure the debt under our credit facility. If the amounts outstanding under the credit facility were accelerated, the lenders could proceed against our consolidated assets and the stock of our subsidiaries. Any event of default, therefore, could have a material adverse effect on our business. Our bank facility also requires us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. We also may incur future debt obligations which might subject us to restrictive covenants that could affect our financial and operational flexibility or subject us to other events of default.

BECAUSE OF OUR HOLDING COMPANY STRUCTURE, WE DEPEND ON OUR SUBSIDIARIES FOR CASH FLOW, AND OUR ACCESS TO THIS CASH FLOW IS RESTRICTED.

         We operate as a holding company. All of our radio stations are currently owned and operated by our subsidiaries. Entercom Radio, our wholly owned subsidiary, is the borrower under our credit facility and all of our station-operating subsidiaries are subsidiaries of Entercom Radio. Further, we guaranteed Entercom Radio's obligations under the credit facility on a senior secured basis. Our obligations on the TIDES, which were purchased by the trust that sells the TIDES, are subordinated to our obligations on this guarantee.

         As a holding company, our only source of cash to pay our obligations, including corporate overhead and other trade payables, is distributions from our subsidiaries of their net earnings and cash flow. We currently expect that the net earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their debt obligations, before distributions are made to us. Even if our subsidiaries elect to make distributions to us, we cannot assure you that applicable state law and contractual restrictions, including the dividend covenants contained in our credit facility, would permit such dividends or distributions.

WE FACE MANY UNPREDICTABLE BUSINESS RISKS, BOTH GENERAL AND SPECIFIC TO THE RADIO BROADCASTING INDUSTRY, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FUTURE OPERATIONS.

         Our future operations are subject to many business risks, including those risks that specifically influence the radio broadcasting industry, which could have a material adverse effect on our business including:

         - economic conditions, both generally and relative to the radio broadcasting industry;

         -     shifts in population, demographics or audience tastes;

         - the level of competition for advertising revenues with other radio stations, television stations and other entertainment and communications media;

         -     priorities of advertisers;

         -     fluctuations in operating costs;

         -     technological changes and innovations;

         -     changes in labor conditions;

         - new laws, including proposals to eliminate the tax deductibility of certain expenses incurred by advertisers; and

         - changes in governmental regulations and policies and actions of federal regulatory bodies, including the United States Department of Justice, the Federal Trade Commission and the FCC.

         Given the inherent unpredictability of these variables, we cannot with any degree of certainty predict what effect, if any, these variables will have on our future operations. Generally, advertising tends to decline during economic recession or downturn. Consequently, our advertising revenue is likely to be adversely affected by a recession or downturn in the United States economy, the economy of an individual geographic market in which we own or operate radio stations or other events or circumstances that adversely affect advertising activity.

DEPENDENCE ON SEATTLE RADIO STATIONS.

         The radio stations we own or operate in Seattle generated approximately 35.9% of our net revenues and approximately 41.5% of our broadcast cash flow for the fiscal year ended December 31, 1999. On a pro forma basis as if the Sinclair acquisition had occurred as of the beginning of the period, the radio stations we own or operate in Seattle would have generated approximately 25.0% of our net revenues and approximately 28.3% of our broadcast cash flow for the fiscal year ended December 31, 1999. Accordingly we have greater exposure to any operating difficulties that may arise at our Seattle stations or to adverse events or conditions that affect the Seattle economy than if we were more geographically diverse.

OUR CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER EFFECTIVELY CONTROLS OUR COMPANY, AND MEMBERS OF HIS IMMEDIATE FAMILY ALSO OWN A SUBSTANTIAL EQUITY INTEREST IN US. THEIR INTERESTS MAY CONFLICT WITH YOURS.

         Joseph M. Field, our Chairman of the Board and Chief Executive Officer, beneficially owns 2,004,405 shares of our Class A common stock and 9,782,555 shares of our Class B common stock, representing approximately 72.5% of the total voting power of all of our outstanding common stock. David J. Field, our President, Chief Operating Officer, one of our directors and the son of Joseph
M. Field, beneficially owns 2,292,094 shares of our Class A common stock and 749,250 shares of our outstanding Class B common stock, representing approximately 7.2% of the total voting power of all of our outstanding common stock. Collectively, Joseph M. Field and David J. Field beneficially own all of our outstanding Class B common stock. Other members of the Field family also own shares of Class A common stock.

         Shares of Class B common stock are transferable only to Joseph M. Field, David J. Field, certain of their family members or trusts for any of their benefit. Upon any other transfer, shares of our Class B common stock convert automatically into shares of our Class A common stock on a share-for-share basis. Shares of our Class B common stock are entitled to ten votes only when they are voted by

Joseph M. Field or David J. Field, subject to certain exceptions where they are restricted to one vote. Joseph M. Field generally is able to control the vote on all matters submitted to the vote of shareholders and, therefore, is able to direct our management and policies, except with respect to those matters where the shares of our Class B common stock are only entitled to one vote and those matters requiring a class vote under the provisions of our articles of incorporation, bylaws or applicable law, including, without limitation, the election of the two Class A directors. Without the approval of Joseph M. Field, we will be unable to consummate transactions involving an actual or potential change of control, including transactions in which investors might otherwise receive a premium for your shares over then current market prices.

WE ARE DEPENDENT ON FEDERALLY-ISSUED LICENSES TO OPERATE OUR RADIO STATIONS AND ARE SUBJECT TO EXTENSIVE FEDERAL REGULATION.

         The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act of 1934. We are required to obtain licenses from the FCC to operate our radio stations. Licenses are normally granted for a term of eight years and are renewable. Although the vast majority of FCC radio station licenses are routinely renewed, we cannot assure you that the FCC will approve our future renewal applications or that the renewals will not include conditions or qualifications. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on us.

         We must comply with extensive FCC regulations and policies in the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions and in certain circumstances could require us to divest some radio stations. For example, in connection with the Sinclair Kansas City acquisition we are required to dispose of three radio stations in Kansas City, and the timing and terms of these dispositions are both unknown. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on us. Moreover, these FCC regulations and others may change over time and we cannot assure you that those changes would not have a material adverse effect on us.

OUR RADIO STATIONS MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN THEIR RESPECTIVE MARKETS FOR ADVERTISING REVENUES.

         Our radio broadcasting stations are in a highly competitive business. Our radio stations compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media, such as newspapers, magazines, network and cable television, outdoor advertising and direct mail. Audience ratings and market shares are subject to change, and any change in a particular market could have a material adverse effect on the revenue of our stations located in that market. While we already compete in some of our markets with other stations with similar programming formats, if another radio station in a market were to convert its programming format to a format similar to one of our stations, if a new station were to adopt a comparable format or if an existing competitor were to strengthen its operations, our stations could suffer a reduction in ratings and/or advertising revenue and could incur increased promotional and other expenses. Other radio broadcasting companies may enter into the markets in which we operate or may operate in the future. These companies may be larger and have more financial resources than we have. We cannot assure you that any of our stations will be able to maintain or increase their current audience ratings and advertising revenues.

THE LOSS OF KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key executives, including Joseph
M. Field, our Chairman of the Board and Chief Executive Officer, David J. Field, our President and Chief Operating Officer, John C. Donlevie, Esq., our Executive Vice President, Secretary and General Counsel, and Stephen F. Fisher, our Senior Vice President and Chief Financial Officer. We believe that the loss of one or more of these individuals could have a material adverse effect on our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our bank facility requires us to protect ourselves from interest rate fluctuations through the use of derivative rate hedging instruments. As a result, we have entered into various interest rate transactions with various banks, which we call the rate hedging transactions, designed to mitigate our exposure to significantly higher floating interest rates. A rate cap agreement establishes an upper limit or "cap" for the base LIBOR rate and a rate floor agreement establishes a lower limit or "floor" for the base LIBOR rate. Agreements covering a rate cap and a rate floor have been entered into simultaneously with the same bank. An agreement for a cap, which was entered into without a rate floor agreement, provides an upper limit for the base LIBOR rate. Swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and the bank pay to us a variable rate equal to three-month LIBOR. As of March 9, 2000 we have rate hedging transactions in place for a total notional amount of $243.0 million.

         All of the rate hedging transactions are tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. An increase in the three-month LIBOR rate results in a more favorable valuation of each of the rate hedging transactions.

Correspondingly, a decrease in the three-month LIBOR rate results in a less favorable valuation of each of the rate hedging transactions. The three-month LIBOR rate at December 31, 1999 was higher than the rate at December 31, 1998. This increase resulted in unrecognized gains by us from the rate hedging transactions. We also terminated several rate hedge agreements during the year ended December 31, 1999, which resulted in a gain of approximately $1.4 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated financial statements, together with related notes and the report of Deloitte & Touche LLP, our independent accountants, are set forth on the pages indicated in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information with respect to directors and executive officers required by this Item 10 is incorporated in this report by reference to the information set forth under the caption "Directors and Executive Officers " in our proxy statement for the 2000 Annual Meeting of Stockholders to be held May 2, 2000, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption "Executive Compensation" in the 2000 proxy statement. The sections entitled "Compensation Committee Report on Executive Compensation" and "Performance Graph" in the 2000 proxy statement are not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2000 proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the 2000 proxy statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

1.  Consolidated Financial Statements

                                                                                           Page
                                                                                           ----

Independent Auditor's Report.                                                              37

Consolidated Financial Statements:
     Balance Sheets as of December 31, 1998 and December 31, 1999.                         38
     Statements of Operations for the Years Ended September 30, 1997 and 1998,
         for the Three Months Ended December 31, 1997 (unaudited) and 1998, for the Twelve Months Ended December 31, 1998 (unaudited) and for the Year
         Ended December 31, 1999                                                           40
     Statements of Comprehensive Income for the Years Ended September 30, 1997
         and 1998, for the Three Months Ended December 31, 1997 (unaudited) and
         1998, for the Twelve Months Ended December 31, 1998 (unaudited) and for
         the Year Ended December 31, 1999                                                  42
     Statements of Shareholders' Equity for the Years Ended September 30, 1997
         and 1998, for the Three Months Ended December 31, 1998 and for the Year
         Ended December 31, 1999                                                           43
     Statements of Cash Flows for the Years Ended September 30, 1997 and 1998,
         for the Three Months Ended December 31, 1997 (unaudited) and 1998, for the Twelve Months Ended December 31, 1998 (unaudited) and for the Year
         Ended December 31, 1999                                                           44
     Notes to Consolidated Financial Statements                                            45

2.   Consolidated Financial Statement Schedule
     Schedule II - Valuation and Qualifying Accounts                                       66

3.  Exhibits                                                                               69


                                INDEX TO EXHIBITS

EXHIBIT NUMBER        DESCRIPTION
--------------        -----------

3.01                  Amended and Restated Articles of Incorporation of the Registrant(2)
3.02                  Form of Amended and Restated Bylaws of the Registrant(2)
4.01                  Lock-up Release Agreement, dated as of May 6, 1999, between Chase Equity
                      Associates L.P. and Credit Suisse Boston Corporation(3)
4.02                  Form of Indenture for the Convertible Subordinated Debentures due 2014
                      among Entercom Communications Corp., as issuer, and Wilmington Trust
                      Company, as indenture trustee(4)
10.01                 Registration Rights Agreement, dated as of May 21, 1996,
                      between the Registrant and Chase Equity Associates, L.P.(2)
10.02                 Employment Agreement, dated June 25, 1993, between the Registrant and
                      Joseph M. Field, as amended(2)
10.03                 Employment Agreement, dated December 17, 1998, between the Registrant and
                      David J. Field, as amended(2)
10.04                 Employment Agreement, dated December 17, 1998, between the Registrant and
                      John C. Donlevie, as amended(2)
10.05                 Employment Agreement, dated November 13, 1998, between the  Registrant and Stephen F. Fisher(2)
10.06                 Entercom 1998 Equity Compensation Plan(2)
10.07                 Credit Agreement, dated as of December 16, 1999, by and among Entercom
                      Radio, LLC, as the Borrower, the Registrant, as a Guarantor, Banc of
                      America Securities LLC, as Sole Lead Arranger and Book Manager, Key
                      Corporate Capital Inc., as Administrative Agent and Co-Documentation
                      Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation
                      Agent and the Financial Institutions listed therein.(6)
10.08                 Amended and Restated Asset Purchase Agreement, dated as of August 20, 1999,

EXHIBIT NUMBER        DESCRIPTION                                                                   PAGE
--------------        -----------                                                                   ----

                      among the Registrant, Sinclair Communications, Inc., WCGV, Inc.,
                      Sinclair Radio of Milwaukee Licensee, LLC, Sinclair Radio of New Orleans
                      Licensee, LLC, Sinclair Radio of Memphis, Inc., Sinclair Radio of Memphis
                      Licensee, Inc., Sinclair Properties, LLC, Sinclair Radio of
                      Norfolk/Greensboro Licensee, L.P., Sinclair Radio of Buffalo, Inc.,
                      Sinclair Radio of Buffalo Licensee, LLC, WLFL, Inc., Sinclair Radio of
                      Greenville Licensee, Inc., Sinclair Radio of Wilkes-Barre, Inc. and
                      Sinclair Radio of Willkes-Barre Licensee, LLC. (See table of contents for list of omitted schedules and exhibits, which the Registrant hereby agrees to furnish supplementally to the Securities and Exchange
                      Commission upon request.)(5)
10.09                 Asset Purchase Agreement, dated as of August 20, 1999, among the
                      Registrant, Sinclair Communications, Inc., Sinclair Media III, Inc. and
                      Sinclair Radio of Kansas City Licensee, LLC. (See table of contents for list of omitted schedules and exhibits, which the Registrant hereby agrees to furnish supplementally to the Securities and Exchange
                      Commission upon request.)(5)
10.10                 Asset Purchase Agreement, dated as of August 13, 1998, among the
                      Registrant, CBS Radio, Inc. and CBS Radio License, Inc.(2)
10.11                 Time Brokerage Agreement, dated as of August 13, 1998, among the
                      Registrant, CBS Radio, Inc. and CBS Radio License, Inc.(2)
10.12                 Asset Purchase Agreement, dated as of August 13, 1998, among CBS Radio,
                      Inc., CBS Radio License, Inc., ARS Acquisition II, Inc. and the
                      Registrant(2)
10.13                 Time Brokerage Agreement, dated as of August 13, 1998, among CBS Radio,
                      Inc., CBS Radio License, Inc., ARS Acquisition II, Inc. and the
                      Registrant(2)
11.01                 Reconciliation of Earnings Per Common Share(1)                                69
21.01                 Information Regarding Subsidiaries of the Registrant(1)                       70
23.01                 Consent of Deloitte & Touche LLP, Philadelphia, PA(1)

(1)   Filed herewith.

(2) Incorporated by reference to our Registration Statement on Form S-1. (File No. 333-61381)

(3) Incorporated by reference to our Quarterly Report on Form 10-Q. (File No. 001-14461)

(4) Incorporated by reference to our Registration Statement on Form S-1. (File No. 333-86843)

(5) Incorporated by reference to our Registration Statement on Form S-1. (File No. 333-86397).

(6) Incorporated by reference to our Current Report on Form 8-K. (File No. 001-14461).

(b)   Reports on Form 8-K

We filed a report on Form 8-K on December 16, 1999 to report the completion of our previously announced acquisition of 41 of 46 radio stations from Sinclair Broadcast Group, Inc. for $700.4 million.

                          INDEPENDENT AUDITORS' REPORT






To the Board of Directors of
Entercom Communications Corp.:

         We have audited the accompanying consolidated balance sheets of Entercom Communications Corp. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the years ended September 30, 1997 and 1998, for the three month period ended December 31, 1998 and for the year ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entercom Communications Corp. and subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for the years ended September 30, 1997 and 1998, for the three month period ended December 31, 1998 and for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 23, 2000
(March 10, 2000, as to Note 16)

       CONSOLIDATED FINANCIAL STATEMENTS OF ENTERCOM COMMUNICATIONS CORP.

                          ENTERCOM COMMUNICATIONS CORP.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999
                             (AMOUNTS IN THOUSANDS)

                                     ASSETS

                                                                                    DECEMBER 31,      DECEMBER 31,
                                                                                    ------------      ------------
                                                                                       1998              1999
                                                                                    ------------      ------------


CURRENT ASSETS:
  Cash and cash equivalents (Note 2) .........................................      $     6,469       $    11,262
  Accounts receivable (net of allowance for doubtful accounts of  $0.6 million
    in 1998 and $1.4 million in 1999) ........................................           38,511            51,926
  Prepaid expenses and deposits ..............................................            6,259             4,247
  Proceeds held in escrow from sale of Tampa stations ........................           75,000
  Deferred tax assets ........................................................                              1,773
  Station acquisition deposits ...............................................              327             1,212
                                                                                    -----------       -----------
    Total current assets .....................................................          126,566            70,420
                                                                                    -----------       -----------
INVESTMENTS, AT FAIR VALUE (NOTE 2) ..........................................            1,000             9,870
                                                                                    -----------       -----------
PROPERTY AND EQUIPMENT - AT COST (NOTE 2):
  Land, land easements and land improvements .................................            6,927             9,833
  Building ...................................................................            4,596             9,375
  Equipment ..................................................................           35,804            66,780
  Furniture and fixtures .....................................................            7,662            11,338
  Leasehold improvements .....................................................            3,899             6,565
                                                                                    -----------       -----------
                                                                                         58,888           103,891
  Accumulated depreciation ...................................................          (10,874)          (16,837)
                                                                                    -----------       -----------
                                                                                         48,014            87,054
  Capital improvements in progress ...........................................              629             3,369
                                                                                    -----------       -----------
    Net property and equipment ...............................................           48,643            90,423
                                                                                    -----------       -----------

RADIO BROADCASTING LICENSES AND OTHER INTANGIBLES - NET
  Net of accumulated amortization of $25.8 million in 1998 and $33.0 million in 1999 (Notes 2,3, and 4)
 ..............................................................................          500,545         1,214,969
                                                                                    -----------       -----------
DEFERRED CHARGES AND OTHER ASSETS - NET (NOTES 2, 3 AND 5) ...................            4,280            10,366
                                                                                    -----------       -----------
    TOTAL ....................................................................      $   681,034       $ 1,396,048
                                                                                    ===========       ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                       DECEMBER 31,     DECEMBER 31,
                                                                                                       ------------     ------------
                                                                                                           1998             1999
                                                                                                       ------------     ------------
CURRENT LIABILITIES:
  Accounts payable ..............................................................................      $    18,224      $    18,380
  Accrued liabilities
    Salaries ....................................................................................            4,322            6,188
    Interest ....................................................................................            1,492            1,208
    Other .......................................................................................              618              798
  Income taxes payable ..........................................................................              476              946
  Long-term debt due within one year ............................................................               10               10
                                                                                                       -----------      -----------
        Total current liabilities ...............................................................           25,142           27,530
                                                                                                       -----------      -----------
  SENIOR DEBT - (NOTE 7A) .......................................................................          330,271          465,760
                                                                                                       -----------      -----------
  CONVERTIBLE SUBORDINATED NOTE (NOTE 7D)
    Note payable ................................................................................           25,000
    Accrued interest ............................................................................            4,858
    Cumulative adjustment to reflect indexing of Convertible Subordinated  Note..................           67,414
                                                                                                       -----------
    Total Convertible Subordinated Note .........................................................           97,272

  DEFERRED TAX LIABILITY ........................................................................                            91,147

  MINORITY INTEREST IN EQUITY OF PARTNERSHIP (NOTES 2 AND 8) ....................................            2,882
                                                                                                       -----------      -----------
        Total liabilities .......................................................................          455,567          584,437
                                                                                                       -----------      -----------
  ENTERCOM-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
    SECURITIES OF ENTERCOM COMMUNICATIONS CAPITAL TRUST (NOTE 3) ................................                           125,000

  COMMITMENTS AND CONTINGENCIES (NOTE 10)

  SHAREHOLDERS' EQUITY (NOTE 11):
    Preferred Stock $.01 par value; authorized 25,000,000 shares; none issued
    Class A common stock $.01 par value; voting; authorized 200,000,000
      shares; issued and outstanding 11,002,194 in 1998 and 33,251,321 in 1999...................              110              333
    Class B common stock $.01 par value; voting; authorized 75,000,000
      shares; issued and outstanding 10,531,805 in 1998 and 1999 ................................              105              105
    Class C common stock $.01 par value; nonvoting; authorized 25,000,000
      shares; issued and outstanding 0 in 1998 and 1,396,836 in 1999 ............................                                14
    Additional paid-in capital ..................................................................                           744,933
    Retained earnings (accumulated deficit) .....................................................          225,252          (59,104)
    Unearned compensation .......................................................................                              (192)
    Accumulated other comprehensive income ......................................................                               522
                                                                                                       -----------      -----------
        Total shareholders' equity ..............................................................          225,467          686,611
                                                                                                       -----------      -----------
  TOTAL .........................................................................................      $   681,034      $ 1,396,048
                                                                                                       ===========      ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED SEPTEMBER 30, 1997 AND 1998,
               THREE MONTHS ENDED DECEMBER 31, 1997 (UNAUDITED),
                      THREE MONTHS ENDED DECEMBER 31, 1998,
               TWELVE MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1999
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                           THREE MONTHS
                                                       YEAR ENDED        YEAR ENDED           ENDED
                                                      SEPTEMBER 30,     SEPTEMBER 30,      DECEMBER 31,
                                                      -------------     -------------      ------------
                                                           1997              1998              1997
                                                      -------------     -------------      ------------
                                                                                           (UNAUDITED)
NET REVENUES ...................................        $  93,862         $ 132,998         $  28,399

OPERATING EXPENSES (INCOME):
  Station operating expenses ...................           61,280            88,599            18,868
  Depreciation and amortization ................            7,685            13,066             2,880
  Corporate general and administrative expenses             3,249             4,527               849
  Net expense (income) from time brokerage
  agreement fees................................             (476)            2,399
  Gains on sale of assets ......................         (197,097)           (8,661)              (43)
                                                        ---------         ---------         ---------
  Total operating expenses (income) ............         (125,359)           99,930            22,554
                                                        ---------         ---------         ---------
OPERATING INCOME ...............................          219,221            33,068             5,845

OTHER EXPENSE (INCOME):
  Interest expense (Note 7) ....................           11,388            14,663             2,996
  Financing cost of Entercom-obligated
    mandatorily redeemable convertible preferred
    securities of  Entercom Communications
    Capital Trust...............................
  Adjustment to reflect indexing of the
    Convertible Subordinated Note (Note 7D) ....           29,070             8,841            14,903
  Interest income ..............................             (482)             (410)             (127)
  Other non-operating expenses .................            1,986                82                25
                                                        ---------         ---------         ---------
  Total other expense ..........................           41,962            23,176            17,797
                                                        ---------         ---------         ---------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM ...........................          177,259             9,892           (11,952)

INCOME TAXES
  Income Taxes - C Corporation .................
  Income Taxes - S Corporation .................              489               453                81
  Deferred income taxes for conversion from an S
    to a C Corporation .........................
                                                        ---------         ---------         ---------
  Total income taxes ...........................              489               453                81
                                                        ---------         ---------         ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ........          176,770             9,439           (12,033)

EXTRAORDINARY ITEM:
  Debt extinguishment (net of taxes of $25, $25
    and $612, respectively, for the periods
    presented)..................................                              2,376
                                                        ---------         ---------         ---------

NET INCOME (LOSS) ..............................        $ 176,770         $   7,063         $ (12,033)
                                                        =========         =========         =========
NET LOSS PER SHARE:
  Basic and Diluted:
  Loss before extraordinary item................
  Extraordinary item, net of taxes..............

NET LOSS PER SHARE - BASIC AND DILUTED..........


                                                       THREE MONTHS       TWELVE MONTHS
                                                          ENDED              ENDED           YEAR ENDED
                                                       DECEMBER 31,       DECEMBER 31,      DECEMBER 31,
                                                       ------------       ------------      ------------
                                                           1998               1998              1999
                                                       ------------       ------------      ------------
                                                                          (UNAUDITED)
NET REVENUES ...................................         $  47,363         $ 151,962         $ 215,001

OPERATING EXPENSES (INCOME):
  Station operating expenses ...................            29,990            99,721           135,943
  Depreciation and amortization ................             4,358            14,544            21,564
  Corporate general and administrative expenses              1,850             5,528             8,100
  Net expense (income) from time brokerage
  agreement fees................................             1,236             3,365               652
  Gains on sale of assets ......................           (69,648)          (78,266)           (1,986)
                                                         ---------         ---------         ---------
  Total operating expenses (income) ............           (32,214)           45,162           164,273
                                                         ---------         ---------         ---------
OPERATING INCOME ...............................            79,577           106,800            50,728

OTHER EXPENSE (INCOME):
  Interest expense (Note 7) ....................             5,732            17,399            11,182
  Financing cost of Entercom-obligated
    mandatorily redeemable convertible preferred
    securities of  Entercom Communications
    Capital Trust...............................                                                 1,845
  Adjustment to reflect indexing of the
    Convertible Subordinated Note (Note 7D) ....            29,503            23,441
  Interest income ..............................              (146)             (429)           (3,253)
  Other non-operating expenses .................               723               780
                                                         ---------         ---------         ---------
  Total other expense ..........................            35,812            41,191             9,774
                                                         ---------         ---------         ---------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM ...........................            43,765            65,609            40,954

INCOME TAXES
  Income Taxes - C Corporation .................                                                20,942
  Income Taxes - S Corporation .................               310               682               125
  Deferred income taxes for conversion from an S
    to a C Corporation .........................                                                79,845
                                                         ---------         ---------         ---------
  Total income taxes ...........................               310               682           100,913
                                                         ---------         ---------         ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ........            43,455            64,927           (59,959)

EXTRAORDINARY ITEM:
  Debt extinguishment (net of taxes of $25, $25
    and $612, respectively, for the periods
    presented)..................................                               2,376               918
                                                         ---------         ---------         ---------
NET INCOME (LOSS) ..............................         $  43,455         $  62,551         $ (60,877)
                                                         =========         =========         =========
NET LOSS PER SHARE:
  Basic and Diluted:
  Loss before extraordinary item................                                            ($    1.58)
  Extraordinary item, net of taxes..............                                             $    0.03
                                                                                             ---------
NET LOSS PER SHARE - BASIC AND DILUTED..........                                            ($    1.61)
                                                                                             =========

                                   (Continued)

                          ENTERCOM COMMUNICATIONS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED SEPTEMBER 30, 1997 AND 1998,
               THREE MONTHS ENDED DECEMBER 31, 1997 (UNAUDITED),
                      THREE MONTHS ENDED DECEMBER 31, 1998,
               TWELVE MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1999
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (CONTINUED)


                                                                      THREE MONTHS    THREE MONTHS   TWELVE MONTHS
                                      YEAR ENDED       YEAR ENDED        ENDED           ENDED           ENDED         YEAR ENDED
                                     SEPTEMBER 30,    SEPTEMBER 30,   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                     -------------    ------------    ------------    ------------    ------------    ------------
                                        1997             1998             1997            1998            1998            1999
                                     -------------    ------------    ------------    ------------    ------------    ------------
                                                                      (UNAUDITED)                     (UNAUDITED)
PRO FORMA DATA (UNAUDITED):

PRO FORMA NET INCOME (LOSS) DATA:
  Income (loss) before income
  taxes and extraordinary item ...   $     177,259    $      9,892    $    (11,952)   $     43,765    $     65,609    $     40,954
  Pro forma income taxes .........          78,405           7,119           1,121          27,842          33,840          20,278
                                     -------------    ------------    ------------    ------------    ------------    ------------
  Pro forma income (loss) before
  extraordinary item .............          98,854           2,773         (13,073)         15,923          31,769          20,676
  Extraordinary item, net of
  pro forma taxes ................                           1,488                                           1,488             918
                                     -------------    ------------    ------------    ------------    ------------    ------------
PRO FORMA NET INCOME (LOSS) ......   $      98,854    $      1,285    $    (13,073)   $     15,923    $     30,281    $     19,758
                                     =============    ============    ============    ============    ============    ============
PRO FORMA EARNINGS (LOSS) PER
SHARE:
  Basic:
    Pro forma earnings (loss)
    before extraordinary item ....   $        4.59    $       0.12    $      (0.61)   $       0.64    $       1.32   $       0.55
    Extraordinary item, net of
    pro forma taxes ..............                            0.06                                            0.06           0.03
                                     -------------    ------------    ------------    ------------    ------------   ------------
    Pro forma earnings (loss)
    per share - basic ............   $        4.59    $       0.06    $      (0.61)   $       0.64    $       1.26   $       0.52
                                     =============    ============    ============    ============    ============   ============

  Diluted:
    Pro forma earnings (loss)
    before extraordinary item ....   $        4.59    $       0.12    $      (0.61)   $       0.64    $       1.32   $       0.54
    Extraordinary item, net of
    pro forma taxes ..............                            0.06                                            0.06           0.03
                                     -------------    ------------    ------------    ------------    ------------   ------------
    Pro forma earnings (loss)
    per share - diluted...........   $        4.59    $       0.06    $      (0.61)   $       0.64    $       1.26   $       0.51
                                     =============    ============    ============    ============    ============   ============
WEIGHTED AVERAGE SHARES:
  Basic ..........................      21,534,000      22,238,843      21,534,000      24,742,443      24,104,000     37,921,623
  Diluted ........................      21,534,000      22,238,843      21,534,000      24,104,000      24,104,000     38,237,723




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    YEARS ENDED SEPTEMBER 30, 1997 AND 1998,
               THREE MONTHS ENDED DECEMBER 31, 1997 (UNAUDITED),
                     THREE MONTHS ENDED DECEMBER 31, 1998,
               TWELVE MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1999
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       THREE MONTHS
                                                        YEAR ENDED      YEAR ENDED        ENDED
                                                       SEPTEMBER 30,   SEPTEMBER 30,   DECEMBER 31,
                                                       -------------   -------------   ------------
                                                           1997            1998            1997
                                                       -------------   -------------   ------------
                                                                                        (UNAUDITED)
NET INCOME (LOSS) ...............................        $176,770        $  7,063        ($12,033)
OTHER COMPREHENSIVE INCOME, (NET OF TAX):
  Unrealized gains on investments -- $870 in 1999
                                                         --------        --------        --------
COMPREHENSIVE INCOME (LOSS) .....................        $176,770        $  7,063        $(12,033)
                                                         ========        ========        ========

                                                       THREE MONTHS   TWELVE MONTHS
                                                          ENDED           ENDED         YEAR ENDED
                                                       DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                       ------------    ------------    ------------
                                                           1998           1998             1999
                                                       ------------    ------------    ------------
                                                                       (UNAUDITED)
NET INCOME (LOSS) ...............................        $ 43,455        $ 62,551        ($60,877)
OTHER COMPREHENSIVE INCOME, (NET OF TAX):
  Unrealized gains on investments -- $870 in 1999                                             522
                                                         --------        --------        --------
COMPREHENSIVE INCOME (LOSS) .....................        $ 43,455        $ 62,551        $(60,355)
                                                         ========        ========        ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    YEARS ENDED SEPTEMBER 30, 1997 AND 1998,
                      THREE MONTHS ENDED DECEMBER 31, 1998
                        AND YEAR ENDED DECEMBER 31, 1999
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)



                                                               COMMON STOCK
                                      ----------------------------------------------------------------------
                                           CLASS A                    CLASS B                   CLASS C        ADDITIONAL
                                      -----------------------   ---------------------    -------------------    PAID-IN
                                         SHARE        AMOUNT      SHARE       AMOUNT       SHARE     AMOUNT     CAPITAL
                                         -----        ------      -----       ------       -----     ------     -------
Balance, September 30, 1996 ......    12,935,594       $129     10,531,805   $  105                            $    482
Retirement of treasury stock .....    (1,933,400)       (19)                                                       (482)
Net income for the year ..........
Dividends paid to S Corporation
  Shareholders....................
                                      ----------    -------     ----------   ------     ---------    ----      --------
Balance, September 30, 1997 ......    11,002,194        110     10,531,805      105
Net income for the year ..........
Dividends paid to S Corporation
  Shareholders....................
                                      ----------    -------     ----------   ------     ---------    ----      --------
Balance, September 30, 1998 ......    11,002,194        110     10,531,805      105
Net income for the period ........
Dividends paid to S Corporation
  Shareholders....................
                                      ----------    -------     ----------   ------     ---------    ----      --------
Balance, December 31, 1998 .......    11,002,194        110     10,531,805      105
Net loss for the year ............
Dividends paid to S Corporation
  Shareholders....................
Transfer of S Corporation retained
  earnings to paid-in capital ....                                                                              135,366
Sale of Common Stock A ...........    11,300,000        113                                                     236,044
Conversion of Convertible
  Subordinated Note to Common
  Stock A and C ..................     2,327,500         23                             1,995,669      20        96,387
Conversion of Common Stock C
  to Common Stock A ..............       598,833          6                              (598,833)     (6)
Compensation expense related
  to granting of stock options ...                                                                                  402
Issuance of Common Stock A
  related to an incentive plan ...        11,682          1                                                         464
Sale of Common Stock A ...........     8,000,000         80                                                     276,020
Compensation related to granting
  of Restricted stock ............        11,112                                                                    250
Net unrealized gain on
  investments ....................
                                      ----------    -------     ----------   ------     ---------    ----      --------
Balance, December 31, 1999            33,251,321    $   333     10,531,805   $  105     1,396,836    $ 14      $744,933
                                      ==========    =======     ==========   ======     =========    ====      ========


                                                                      ACCUMULATED             TREASURY STOCK AT COST
                                                                       OTHER          ----------------------------------
                                         RETAINED      UNEARNED     COMPREHENSIVE     CLASS A
                                         EARNINGS     COMPENSATION      INCOME         SHARES     AMOUNT       TOTAL
                                         --------     ------------      ------         ------     ------       -----
Balance, September 30, 1996 ......       $   5,407                                   1,931,400    $(1,044)    $  5,079
Retirement of treasury stock .....            (543)                                 (1,931,400)     1,044            0
Net income for the year ..........         176,770                                                             176,770
Dividends paid to S Corporation
  Shareholders....................          (2,830)                                                             (2,830)
                                         ----------     ------        ------       -----------    -------     --------
Balance, September 30, 1997 ......         178,804                                                             179,019
Net income for the year ..........           7,063                                                               7,063
Dividends paid to S Corporation
  Shareholders....................          (3,112)                                                             (3,112)
                                         ----------     ------        ------       -----------    -------     --------
Balance, September 30, 1998 ......         182,755                                                             182,970
Net income for the period ........          43,455                                                              43,455
Dividends paid to S Corporation
  Shareholders....................            (958)                                                               (958)
                                         ----------     ------        ------       -----------    -------     --------
Balance, December 31, 1998 .......         225,252                                                             225,467
Net loss for the year ............         (60,877)                                                            (60,877)
Dividends paid to S Corporation
  Shareholders....................         (88,113)                                                            (88,113)
Transfer of S Corporation retained
  earnings to paid-in capital ....        (135,366)                                                                 --
Sale of Common Stock A ...........                                                                             236,157
Conversion of Convertible ........
Subordinated Note to Common
  Stock A and C ..................                                                                              96,430
Conversion of Common Stock C
  to Common Stock A ..............                                                                                  --
Compensation expense related
  to granting of stock options ...                                                                                 402
Issuance of Common Stock A
  related to an incentive plan ...                                                                                 465
Sale of Common Stock A ...........                                                                             276,100
Compensation related to granting
  of Restricted stock ............                      $ (192)                                                     58
Net unrealized gain on
  investments ....................                                    $  522                                       522
                                         ----------     ------        ------       -----------    -------     --------
Balance, December 31, 1999 .......       $  (59,104)    $ (192)       $  522                                  $686,611
                                         ==========     ======        ======       ===========    =======     ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED SEPTEMBER 30, 1997 AND 1998,
               THREE MONTHS ENDED DECEMBER 31, 1997 (UNAUDITED),
                     THREE MONTHS ENDED DECEMBER 31, 1998,
               TWELVE MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                                                              THREE MONTHS THREE MONTHS TWELVE MONTHS
                                                  YEAR ENDED     YEAR ENDED      ENDED        ENDED        ENDED      YEAR ENDED
                                                 SEPTEMBER 30,  SEPTEMBER 30,  DECEMBER 31, DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                                     1997          1998          1997          1998         1998          1999
                                                     ----          ----          ----          ----         ----          ----
OPERATING ACTIVITIES:
  Net income (loss) ............................. $ 176,770    $    7,063     $(12,033)     $ 43,455    $  62,551      $ (60,877)
  Adjustments to reconcile net income (loss)
    and other comprehensive income to net
    cash provided by operating activities:
    Depreciation and amortization ...............     7,685        13,066        2,880         4,358       14,544         21,564
    Extraordinary items .........................                   2,401                                   2,401          1,530
    Deferred tax provision............ ..........                                                                         89,374
    Gain on dispositions and exchanges of
      assets ....................................  (197,097)       (8,661)         (43)      (69,648)     (78,266)        (1,986)
    Non-cash stock-based compensation expense                                                                                461
    Interest accrued ............................                   1,785        1,925           477          506          1,954
    Adjustment to reflect indexing of the
      Convertible Subordinated Note .............    29,070         8,841       14,903        29,503       23,441
    Changes in assets and liabilities which
      provided (used) cash:
      Accounts receivable .......................   (11,798)       (7,728)         135        (5,987)     (13,850)       (12,458)
      Prepaid expenses ..........................      (929)         (589)         981          (115)      (1,685)         1,054
      Accounts payable, accrued liabilities
        and income taxes payable ................     1,463         6,695           16         8,381       15,060          2,038
      Minority interest .........................     1,910             6           25           705          686
                                                  ---------    ----------     --------      --------    ---------      ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES       8,859        23,019        7,341        11,158       26,836         40,700
                                                  ---------    ----------     --------      --------    ---------      ---------
INVESTING ACTIVITIES:
  Additions to property and equipment ...........    (4,373)      (11,183)      (5,012)       (2,400)      (8,571)       (14,357)
  Acquisition of limited partnership interest ...                                                                         (3,138)
  Proceeds from sale of property, equipment,
    intangibles and other assets ................     3,750         9,724           68        75,016       84,672          2,781
  Proceeds from exchanges of radio stations .....    72,200         3,132                                   3,132
  Payments for exchanges of radio stations ......    (5,304)         (306)                                   (306)
  Purchases of radio station assets (Note 3) ....   (74,498)     (152,791)     (15,987)      (82,903)    (219,707)      (763,068)
  Proceeds held in escrow from sale of Tampa
    stations ....................................                                            (75,000)     (75,000)        75,000
  Deferred charges and other assets .............      (644)       (3,329)         (50)         (622)      (3,901)          (656)
  Purchase of investment ........................                                             (1,000)      (1,000)        (8,000)
  Station acquisition deposits ..................    (4,826)        1,102        3,511            15       (2,394)          (885)
                                                  ---------    ----------     --------      --------    ---------      ---------
    NET CASH USED BY INVESTING ACTIVITIES .......   (13,695)     (153,651)     (17,470)      (86,894)    (223,075)      (712,323)
                                                  ---------    ----------     --------      --------    ---------      ---------
FINANCING ACTIVITIES:
  Net proceeds from initial public offering .....                                                                        236,157
  Net proceeds from stock offering ..............                                                                        276,100
  Proceeds from issuance of Entercom-
    obligated mandatorily redeemable convertible
    preferred securities of Entercom
    Communications Capital Trust ("TIDES") ......                                                                        125,000
Deferred financing expenses related to TIDES
    and long-term debt ..........................                                                                         (8,683)
  Proceeds from issuance of long-term debt ......    20,000       277,286       13,000        79,500      343,786        551,000
  Payments of long-term debt ....................   (14,000)     (140,502)      (3,000)       (3,003)    (140,505)      (415,509)
  Proceeds from issuance of common stock related
    to an incentive plan ........................                                                                            464
  Dividends paid to S Corporation shareholders ..    (2,830)       (3,112)                      (958)      (4,070)       (88,113)
                                                  ---------    ----------   ----------      --------    ---------      ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES ...     3,170       133,672       10,000        75,539      199,211        676,416
                                                  ---------    ----------   ----------      --------    ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS..................................    (1,666)        3,040         (129)         (197)       2,972          4,793
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..     5,292         3,626        3,626         6,666        3,497          6,469
                                                  ---------    ----------   ----------      --------    ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........ $   3,626    $    6,666   $    3,497      $  6,469    $   6,469      $  11,262
                                                  =========    ==========   ==========      ========    =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION--
  Cash paid during the period for:
    Interest .................................... $  10,203    $   11,541   $    2,980      $ 5,698     $  14,259      $  11,187
                                                  =========    ==========   ==========      ========    =========      =========
    Interest on TIDES ...........................                                                                      $   1,845
                                                                                                                       =========
    Income taxes ................................ $     211    $      293   $       31      $    60     $     322      $  10,851
                                                  =========    ==========   ==========      ========    =========      =========


SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTMENTS AND FINANCING ACTIVITIES

    In connection with the radio station exchange transactions completed by the Company, the noncash portion of assets recorded was $127,000 for the year ended September 30, 1997 and $22,500 for the year ended September 30, 1998.

    In connection with the Company's initial public offering completed by the Company during the year ended December 31, 1999, the Convertible Subordinated Note, net of deferred finance charges, was converted into equity in the amount of $96,400.

    During 1999 the Company issued 1.4 million stock options.



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND ORGANIZATION

         Audited Financial Statements - The financial statements and accompanying notes have been audited for the periods presented except for the three-month period ended December 31, 1997 and the twelve-month period ended December 31, 1998 which are unaudited.

         Nature of Business - Entercom Communications Corp. (the "Company) is a radio broadcasting company operating one reportable business segment, whose business is devoted to acquiring, developing and operating radio broadcast properties throughout the United States. The Company owns or operates three or more radio stations in the following markets: Boston, Seattle, Portland, Sacramento, Kansas City, Milwaukee, Norfolk, New Orleans, Greensboro, Buffalo, Memphis, Rochester, Greenville/Spartanburg, Wilkes-Barre/Scranton, Longview/Kelso and owns two stations in Gainesville/Ocala. The Company also has an asset purchase agreement for two stations and has purchased five stations on February 23, 2000 in the Wichita market (see Note 16).

         Effective January 28, 1999 (the "Revocation Date"), in connection with the initial public offering (the "IPO"), the Company revoked its S Corporation election with the Internal Revenue Service and therefore the last day the Company was taxed as an S Corporation was January 27, 1999. As a result, all of the Company's net income after January 27, 1999 has been taxed to the Company rather than taxed to the Company's shareholders. The Company's effective tax rate for state and federal income taxes for the period subsequent to January 27, 1999 is at a combined rate of 38%, applied to taxable income before income taxes, which is adjusted for permanent differences between tax and book income. Upon the acquisition of the 41 radio properties from Sinclair Broadcast Group ("Sinclair") on December 16, 1999, the Company's combined effective tax rate increased to 40% as a result of adding facilities in additional states which on average have higher income tax rates than the states in which the Company currently operates.

         On January 29, 1999, the Company's Class A common stock began trading on the New York Stock Exchange. On February 3, 1999, the Company completed the IPO, pursuant to which 13,627,500 shares of Class A Common Stock were sold to the public at a price of $22.50 per share. Of the 13,627,500 shares sold, the Company sold 11,300,000 and Chase Capital Partners ("Chase Capital"), the sole selling shareholder, sold 2,327,500 shares. The net proceeds to the Company, after deducting underwriting discounts and other offering expenses were approximately $236.2 million.

         On September 30, 1999, the Company and certain shareholders of the Company entered into an underwriting agreement to sell 8,750,000 shares of Class A Common Stock of which 8,000,000 shares were sold by the Company and 750,000 shares were sold by selling shareholders. The Company completed this offering on October 6, 1999 and sold 8,000,000 shares of Class A Common Stock at a price per share of $36.00. The net proceeds to the Company, after deducting underwriting discounts and other offering expenses, were approximately $276.1 million.

         On September 30, 1999, the Company entered into an agreement to sell 2,500,000 6.25% Convertible Preferred Securities, Term Income Deferrable Equity Securities ("TIDES"), including underwriters' over-allotments at an offering price of $50.00 per TIDES. The Company completed this offering on October 6, 1999 and sold 2,500,000 securities, at an offering price of $50.00 per TIDES. The net proceeds to the Company, after deducting underwriting discounts and other offering expenses, were approximately $120.5 million.

         Concurrent with and as a result of the revocation of its S Corporation election and its conversion to a C Corporation, the Company recorded a non-cash deferred income tax expense of approximately $79.8 million to reflect the cumulative effect of temporary differences between the tax and financial reporting bases of the Company's assets and liabilities attributable to the period prior to its conversion to a C Corporation. Upon the closing on the acquisition of the radio properties from Sinclair on December 16, 1999, the Company recorded a non-cash deferred income tax expense of approximately $3.9 million. This amount reflects an increase in the Company's effective tax rate from 38% to 40% and its effect on previously reported temporary differences between the tax and financial reporting bases of the Company's assets and liabilities.

         Unaudited Pro Forma Adjustments - The unaudited pro forma net income data reflect adjustments for income taxes as if the Company had been subject to federal and state income taxes based upon a pro forma effective tax rate of 38% applied to income before income taxes and extraordinary item, excluding the effect of the adjustment to reflect indexing of the Convertible Subordinated Note (as such adjustment is not tax deductible) of $29.1 million and $ 8.8 million for the years ended September 30, 1997 and 1998, $14.9 million and $29.5 million for the three-month periods ended December 31, 1997 and 1998 and $23.4 million for the twelve-month period ended December 31, 1998.

2.            SIGNIFICANT ACCOUNTING POLICIES

         Income Taxes - For periods prior to January 28, 1999, the Company was taxed as an S Corporation for federal and certain state income taxes. As an S Corporation, the Company's shareholders were obligated for payment of the income taxes on their proportionate share of the Company's taxable income. Effective on January 28, 1999, in connection with the Company's IPO, the shareholders' revoked their S Corporation election. As a result, all of the Company's taxable income subsequent to January 27, 1999, is taxed to the Company rather than to the shareholders.

         Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company's assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

         Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company, its former general partnership interest, its former limited partnership interest (acquired on January 22, 1999), and its subsidiaries, all of which are directly or indirectly wholly-owned. All inter-company transactions and balances have been eliminated in consolidation.

         Management's Use of Estimates - The preparation of consolidated financial statements, in accordance with generally accepted accounting principles, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Depreciation - Depreciation is determined on a straight-line basis. The estimated useful lives for depreciation are as follows:

        Land Improvements...................................................         10 years
        Building............................................................         20 years
        Equipment...........................................................       5-20 years
        Furniture and fixtures..............................................       5-10 years
        Leasehold improvements..............................................          Various

         Revenue Recognition - Revenue from the sale of commercial broadcast time to advertisers is recognized when the commercials are broadcast. Promotional fees are recognized as services are rendered.

         Concentration of Credit Risk - The Company's revenues and accounts receivable relate primarily to the sale of advertising within the radio stations' broadcast areas. Credit is extended based on an evaluation of the customers' financial condition, and generally, collateral is not required. Credit losses are provided for in the financial statements and consistently have been within management's expectations. The Company also maintains deposit accounts with financial institutions. At times, such deposits may exceed FDIC insurance limits.

         Radio Broadcasting Licenses and Other Intangibles - Broadcasting licenses and other intangibles are being amortized on a straight-line basis over 40 years.

         Impairment of Long-Lived Assets - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company evaluates the recoverability of its long-lived assets which include broadcasting licenses, other intangibles, deferred charges, and other assets whenever events or changes in circumstance indicate that the carrying amount may not be recoverable. If indications are that the carrying amount of the asset is not recoverable, the Company will estimate the future cash flows expected to result from use of the asset and its eventual disposition. If the sum of the expected future cash flows (non-discounted and without interest charges) is less than the carrying amount of the asset, the Company recognizes an impairment loss. The impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.

         Deferred Charges - The costs related to the issuance of debt are capitalized and accounted for as amortization expense over the lives of the related debt. During the years ended September 30, 1997 and 1998, the three-month periods ended December 31, 1997 and 1998, the twelve-month period ended December 31, 1998 and the year ended December 31, 1999, the Company recognized amortization of debt issuance costs, exclusive of extraordinary expense for the extinguishment of debt, of $0.6 million, $0.5 million, $0.2 million, $0.1 million, $0.4 million and $0.3 million, respectively, which amounts are included in amortization expense in the accompanying consolidated statements of operations.

         Earnings (Loss) and Pro Forma Earnings (Loss) Per Common Share - Net earnings (loss) and pro forma earnings (loss) per share are calculated in accordance with SFAS No. 128, "Earnings Per Share" which requires presentation of basic earnings (loss) per share and diluted earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing earnings
(loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed in the same manner as basic earnings after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method), (2) the Convertible Subordinated Note after eliminating from net income the interest expense, net of taxes, on the Convertible Subordinated Note and (3) the TIDES after eliminating from net income the interest expense, net of taxes, on the TIDES. Antidilutive instruments are not considered in this calculation. For the years ended September 30, 1997 and 1998, the three-month periods ended December 31, 1997 and 1998 and the twelve-month period ended December 31, 1998, the effect of the conversion of the Convertible Subordinated Note on the calculation of the pro forma earnings (loss) per share was anti-dilutive. For the year ended December 31, 1999, the effect of the TIDES on the calculation of the loss per share and pro forma earnings per share was anti-dilutive.

         Corporate General and Administrative Expense - Corporate general and administrative expense consists of corporate overhead costs not specifically allocable to any of the Company's individual business properties.

         Net Expense (Income ) from Time Brokerage Agreement ("TBA") Fees - Net expense (income) from TBA fees consists of fees paid by or earned by the Company under agreements which permit an acquirer to program and market stations prior to acquisition. The Company sometimes enters into such agreements prior to the consummation of station acquisitions and dispositions. Under the TBAs relating to the Company's acquisitions, the expense from TBA fees was approximately $2.2 million, $2.5 million, $1.6 million, $4.1 million and $0.7 million for the years ended September 30, 1997 and 1998, the three-month period ended December 31,1998, the twelve-month period ended December 31, 1998 and the year ended December 31, 1999, respectively. Under the TBAs relating to the Company's dispositions, the income from TBA fees was approximately $2.7 million, $0.1 million, $0.4 million, and $0.5 million for the years ended September 30, 1997 and 1998, the three-month period ended December 31,1998 and the twelve-month period ended December 31, 1998, respectively. Amounts reflected in net revenues and station expenses from operations under TBAs, excluding expense (income) from TBA fees, were approximately $12.3 million and $9.0 million, $7.8 million and $5.0 million, $8.3 million and $5.6 million, $16.1 million and $10.6 million and $1.7 million and $1.2 million for the years ended September 30, 1997 and 1998, the three-month period ended December 31,1998, the twelve-month period ended December 31, 1998 and the year ended December 31, 1999, respectively.

         Barter Transactions - The Company provides advertising broadcast time in exchange for certain products, supplies, and services. The terms of the exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time on regular terms. The Company includes the value of such exchanges in both broadcasting revenues and operating costs and expenses. Barter valuation is based upon management's estimate of fair value of the products, supplies and services received. For the years ended September 30, 1997 and 1998, the three-month periods ended December 31,1997 and 1998, the twelve-month period ended December 31, 1998 and the year ended December 31, 1999, barter transactions amounted to approximately $0.8 million, $1.0 million, $0.2 million, $0.5 million, $1.2 million and $1.8 million, respectively. The Company accrues as a liability the amount by which the value of broadcasting time to be provided exceeds the value of products, supplies and services to be received. At December 31,1998, and December 31, 1999, such amounts were approximately $24,000 and $19,000, respectively.

         Cash and Cash Equivalents - Cash and cash equivalents consist primarily of amounts held on deposit with financial institutions, including investments held in financial institutions, in immediately available money market accounts.

         Incentive Compensation Plans - The Company accounts for stock compensation in accordance with the requirements of Accounting Principles board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations SFAS No. 123, "Accounting for Stock-Based Compensation", requires disclosure of the pro forma effects on net income and earnings per share had the fair value recognition provisions of SFAS No. 123 been adopted (Note 13).

         Investments - Investments are composed of equity securities of $1.0 million and $9.0 million at December 31, 1998 and December 31, 1999, respectively, and are carried at fair value based upon quoted market prices or historical cost when quoted market prices are unavailable. The Company's investment strategy is to seek long-term strategic investments to enhance its core business. The Company is currently limited to an initial aggregate investment, at cost, of $50.0 million under our existing Bank Facility. The net unrealized gains or losses on these investments, net of tax, are reported in the statement of comprehensive income (loss) and as a separate component of shareholders' equity. For the years ended September 30, 1997 and 1998, the three-month periods ended December 31,1997 and 1998 and the twelve-month period ended December 31, 1998, there were no unrealized gains or losses. For the year ended December 31, 1999 the amount of unrealized gains on these investments was a gain of $0.5 million, net of income taxes of $0.4 million.

         Derivative Financial Instruments - Periodically, the Company enters into derivative financial instruments, including interest rate exchange agreements ("Swaps") and interest rate cap agreements ("Caps") to manage its exposure to fluctuations in interest rates. A rate cap agreement establishes an upper limit for the base LIBOR rate and a rate floor agreement establishes a lower limit or "floor" for the base LIBOR rate. In January 2000, agreements covering a rate cap and a rate floor have been entered into simultaneously with the same banks. The Company's derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk-management policies. As derivative contracts are initiated, the Company designates the instruments individually as hedges of underlying financial instruments or anticipated transactions. Management reviews the correlation and effectiveness of its derivatives on a periodic basis. Interest expense on debt is adjusted to include the payments made or received under the derivative agreements. Any fees associated with these instruments are amortized over their term.

         Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "derivatives"), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. In June, 1999, the FASB issued SFAS No. 137 which extends the effective date of SFAS No. 133 for companies with calendar years to January 1, 2001 and should not be applied retroactively to financial statements of prior periods. Management has not completed a full evaluation of the applicability of SFAS No. 133.

         Reclassifications - Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

3.            ACQUISITIONS,  DIVESTITURES AND OTHER SIGNIFICANT EVENTS

         During each of the periods presented, the Company consummated acquisitions of radio stations. All of these acquisitions were accounted for under the purchase method of accounting (unless otherwise noted below), and the purchase price, including transaction costs, was allocated to the assets based upon their respective fair values as determined by independent appraisal as of the purchase dates. Gains on exchange transactions are determined based on the excess of the fair value of the station assets acquired, as determined by an independent appraisal, plus any cash received, over the Company's carrying basis in the station assets exchanged, plus cash paid by the Company, all less transaction costs.

FOR THE YEAR ENDED SEPTEMBER 30, 1997

         On March 27, 1997, the Company acquired the assets of KMBZ-AM, KYYS-FM, KCMO-AM and KCMO-FM, serving the Kansas City/Missouri radio market, from Bonneville International Corporation and Bonneville Holding Corporation (collectively referred to hereafter as "Bonneville") for a purchase price of $35.0 million. The Company also acquired the assets of KIRO-AM, KQBZ-FM and KNWX-AM, serving the Seattle, Washington radio market, from KIRO, Inc., a wholly owned subsidiary of Bonneville International Corporation ("KIRO") for a purchase price of $60.0 million. As consideration for the assets received, the Company transferred the assets of KLDE-FM serving the Houston, Texas radio market, plus $5.0 million, to Bonneville and KIRO resulting in a gain of $88.7 million. The Company incurred transaction costs of $0.2 million related to these acquisitions. Broadcasting licenses and other intangibles in the amount of $85.8 million were recorded in connection with these transactions.

         On April 28, 1997, the Company acquired the assets of KEDO-AM and KLYK-FM, serving the Longview/Kelso, Washington radio market, for $1.8 million from Longview Broadcasting Company and Premier Development Company. Broadcasting licenses and other intangibles in the amount of $0.7 million were recorded in connection with this transaction.

         On May 30, 1997, the Company completed an Asset Exchange Agreement with Nationwide Communications, Inc. ("Nationwide") and Secret Communications, LP ("Secret"). In this three party agreement, in exchange for the transfer to Secret of the Company's two FM radio stations in Pittsburgh, WDSY and WNRQ, the Company received Nationwide's radio station in Seattle, KISW-FM, plus $32.5 million, resulting in a gain of $43.9 million. Broadcasting licenses and other intangibles in the amount of $12.1 million were recorded in connection with this transaction. The total purchase price of this transaction was $47.0 million.

         On May 30, 1997, the Company acquired the assets of KLOU-FM, serving the St. Louis, Missouri radio market, from Group W Broadcasting, Inc., plus $39.7 million, in exchange for the assets of KITS-FM, resulting in a gain of $61.2 million. The Company incurred transaction costs of $0.1 million related to this acquisition. Broadcasting licenses and other intangibles in the amount of $21.6 million were recorded in connection with this transaction. The total purchase price of this transaction was $62.2 million.

         On June 3, 1997, the Company acquired the assets of KDND-FM, serving the Sacramento, California radio market, from American Radio Systems Corporation for $27.2 million. The Company incurred transaction costs of $0.2 million related to this acquisition. Broadcasting licenses and other intangibles in the amount of $26.9 million were recorded in connection with this transaction.

         On June 4, 1997, the Company acquired the assets of KRXQ-FM and KSEG-FM, serving the Sacramento, California radio market, from Citicasters Co. for $45.0 million. The Company incurred transaction costs of $0.3 million related to these acquisitions. Broadcasting licenses and other intangibles in the amount of $40.7 million were recorded in connection with this transaction.

FOR THE YEAR ENDED SEPTEMBER 30, 1998

         On November 26, 1997, the Company acquired the assets of KSSJ-FM, serving the Sacramento, California radio market, from Susquehanna Radio Corp., KTHX License Investment Co. and KTHX Radio Inc. for $15.9 million in cash. The Company incurred transaction costs of approximately $0.1 million related to this acquisition. Broadcasting licenses and other intangibles in the amount of $15.8 million were recorded in connection with this transaction.

         On January 1, 1998, the Company acquired the assets of KCTC-AM, serving the Sacramento, California radio market, from ARS for $4.0 million. Broadcasting licenses and other intangibles in the amount of $2.7 million were recorded in connection with this transaction.

         On January 1, 1998, the Company acquired the assets of KUDL-FM and WDAF-AM, serving the Kansas City, Kansas/Missouri radio market from ARS. As consideration for the asset received, which included the receipt of $7.1 million in cash from ARS, the Company transferred the assets of KLOU-FM, serving the St. Louis radio market, to ARS resulting in a gain of $0.3 million. The Company incurred transaction costs of approximately $0.3 million related to this acquisition. Broadcasting licenses and other intangibles in the amount of $12.8 million were recorded in connection with this transaction. The total purchase price of this transaction was $15.4 million.

         On May 7, 1998, the Company acquired the assets of WSKY-FM, serving the Gainesville/Ocala, Florida radio market, from Gator Broadcasting Co. for $2.0 million in cash plus an additional payment of up to $1.0 million payable once the authorized upgrade of the station from a Class A license to a Class C-2 license becomes final. The Company incurred transaction costs of approximately $0.1 million related to this acquisition. Broadcasting licenses and other intangibles in the amount of $1.7 million were recorded in connection with this transaction.

         On May 15, 1998, the Company acquired the assets of KBAM-AM and KRQT-FM, serving the Longview, Washington radio market, from Armak Broadcasters Inc. for $1.0 million in cash. Broadcasting licenses and other intangibles in the amount of $0.4 million were recorded in connection with this transaction.

         On June 19, 1998, the Company acquired from Sinclair Broadcast Group the assets of KFXX-AM KRSK-FM and KKSN-FM, all serving the Portland, Oregon radio market, and WBEE-FM, WBBF-FM, WQRV-FM and WEZO-AM all serving the Rochester, New York radio market. The purchase price for the stations was $126.5 million in cash. The Company began operating these stations on March 1, 1998 under a TBA. The Company incurred transaction costs of approximately $0.5 million related to this acquisition. Broadcasting licenses and other intangibles in the amount of $121.3 million were recorded in connection with this transaction.

         On August 13, 1998 the Company acquired from Capital Broadcasting, Inc. the assets and rental leases used in connection with the operation of a tower facility serving the Kansas City, Kansas/Missouri radio market for a purchase price of $2.0 million in cash.

FOR THE THREE MONTHS ENDED DECEMBER 31, 1998

         On December 11, 1998, the Company acquired the assets of WRKO-AM and WEEI-AM, serving the Boston radio market, from CBS Radio, Inc. ("CBS") for $82.0 million in cash (the "First Boston Transaction"). The Company incurred transaction costs of approximately $0.3 million related to this acquisition. Broadcasting licenses and other intangibles in the amount of $77.8 million were recorded in connection with this transaction. The Company had operated these stations under a TBA since September 1998.

         On December 14, 1998, the Company acquired the assets of KSLM-AM, serving the Salem, Oregon radio market, from Willamette Broadcasting Radio, Inc (the "Willamette Transaction") for $0.6 million in cash. Broadcasting licenses and other intangibles in the amount of $0.5 million were recorded in connection with this transaction.

         On December 22, 1998, the Company sold the assets of WLLD-FM and WYUU-FM, serving the Tampa Florida radio market to CBS for $75.0 million in cash (the "Tampa Transaction"), resulting in a gain of approximately $69.6 million.

FOR THE YEAR ENDED DECEMBER 31, 1999

         On January 22, 1999, in a related party transaction, a wholly-owned subsidiary of the Company purchased a 1% limited partnership interest in ECI License Company, L.P. ("Partnership") for $3.4 million in cash. ECI License Company, L.P. was a limited partnership in which the Company was the general partner, owning a 99% general partnership interest. The Partnership owned certain of the Company's FCC licenses. The acquisition effectively gave the Company a 100% interest in its FCC licenses. On December 31, 1999, the Partnership was merged into the Company and the Partnership along with the entity holding the 1% limited partnership interest were dissolved.

         On February 22, 1999, the Company acquired the assets of WAAF-FM and WQSX-FM in Boston and WWTM-AM in Worchester from CBS for $58.0 million in cash (the "Second Boston Transaction"). The Company incurred transaction costs of approximately $0.2 million related to this acquisition. Broadcasting licenses and other intangibles in the amount of $55.7 million were recorded in connection with this transaction. The Company had operated these stations under a TBA since September 1998.

         On April 22, 1999, the Company sold a building located in Seattle, Washington for cash of $1.3 million, resulting in a gain of approximately $0.5 million.

         On June 11, 1999, the Company acquired the assets of KKGM-AM, serving the Kansas City, Kansas/Missouri radio market from Mortenson Broadcasting Company of Canton, LLC for the sum of $2.8 million in cash. Broadcasting licenses and other intangibles in the amount of $2.5 million were recorded in connection with this transaction.

         On August 20, 1999, the Company entered into an agreement with Sinclair Broadcast Group ("Sinclair") which consists of two separate asset purchase agreements for the purchase of: (1) Sinclair's 42 stations in eight markets and other assets for which the purchase price is $702.5 million ("First Sinclair Transaction") and (2) Sinclair's four Kansas City stations in the amount of $122.0 million ("Sinclair Kansas City"). On December 16, 1999, under the First Sinclair Transaction, the Company acquired 41 of Sinclair's radio properties for a purchase price of $700.4 million in cash. This transaction included 26 FM and 15 AM radio stations in eight markets including Milwaukee, New Orleans, Memphis, Buffalo, Norfolk, Greensboro/Winston-Salem/High Point, Greenville/Spartanburg and Wilkes-Barre/Scranton. The Company also began operations at WKRF-FM in the Wilkes-Barre/Scranton market on December 16, 1999 under a TBA. As part of the agreement with Sinclair, the Company has agreed to spend $5.0 million in television advertising time for the promotion of the Company's radio stations, on Sinclair's TV stations over a five year period, and will be responsible for certain capital expenditures of approximately $2.5 million. In connection with the First Sinclair Transaction, the Company incurred transaction costs of approximately $1.7 million. The Company also recorded broadcasting licenses and other intangibles in the amount of $668.8 million. The final allocation of the purchase price is contingent upon the receipt of final appraisals of the acquired assets and the revision of other estimates. The Company does not expect final allocations to differ materially from the preliminary allocation. The Company anticipates completing the Sinclair Kansas City acquisition and the purchase of WKRF-FM currently under a TBA agreement, in the second quarter of the year 2000. Pursuant to the Sinclair Kansas City agreement, on February 22, 2000, the purchase price for the Sinclair Kansas City stations increased by approximately $0.9 million and will increase by an additional $0.9 million for each 30 day period thereafter until the later of the closing or the termination of the agreement.

OTHER SIGNIFICANT EVENTS

         Effective July 1, 1997, the Company entered into a Joint Sales Agreement ("JSA") with Classic Radio, Inc. ("Classic"), whereby the Company serves as the exclusive sales agent for the Classic-owned KING-FM radio station located in Seattle Washington. This agreement is a continuation of a relationship under a prior JSA which expired on June 30, 1997. Under the new JSA, which continues through June 30, 2002, the Company will be entitled to all revenues from the sale of advertising time broadcast on KING-FM, but will be required to pay a monthly fee to Classic based upon calculations as defined in the agreement. Under the terms of the JSA, the Company will be responsible for all costs incurred in selling the advertising time. Classic will be responsible for all costs incurred in operating the station. Net revenues and expenses incurred by the Company under this contract during the years ended September 30, 1997 and 1998, the three-month periods ended December 31,1997 and 1998, the twelve-month period ended December 31, 1998 and the year ended December 31, 1999, were $2.2 million and $1.3 million, $3.6 million and $ 2.3 million, $1.0 million and $06 million, $1.1 million and $0.6 million, $3.7 million and $2.3 million and $3.9 million and $2.3 million, respectively.

         On October 7, 1997, the Company, in a transaction with Kanza Inc., exchanged the broadcasting frequency and the transmitter related assets of KCMO-AM, Kansas City, Missouri for the broadcasting frequency and transmitter related assets of WHB-AM, Kansas City, Missouri. The Company incurred transaction costs of $0.2 million. The transaction was accounted for as a non-monetary exchange of similar productive assets and no gain or loss was recognized. The assets received were recorded at the historical cost of the assets surrendered.

         On May 7, 1998, the Company sold certain rights in a license for the Vancouver, Washington radio market to Jacor Communications and Smith Broadcasting, Inc. for $10.0 million in cash. The Company acquired an interest in these rights at a cost of $1.3 million. The sale resulted in a gain of $8.5 million.

         On June 25, 1998, the Company completed its transaction with McKenzie River Broadcasting Company ("McKenzie") whereby McKenzie received FCC approval to reclassify the broadcast license of its KMGE-FM station, serving Eugene, Oregon radio market, from a class C to a Class C-1. Such a reclassification of that station allowed the Company to seek approval from the FCC for construction and operation of an enhanced transmission facility for its KNRK-FM station serving the Portland, Oregon radio market. In consideration for its agreement, McKenzie was paid approximately $1.2 million in cash and the Company recorded this amount as broadcast licenses.

         On September 16, 1998, the Company completed an agreement with American Radio Systems, Inc. and American Radio Systems License Corp. (collectively referred to as "ARS") to exchange certain assets used in the operation of radio stations serving the Sacramento radio market. ARS provided KRAK-FM's license and transmission facility to the Company in exchange for KRXQ-FM's license and transmission facility and $4.5 million. Each of the stations retained its own call letters, programming format and studio and office property and equipment, and the parties provided each other with reciprocal covenants against programming competition on the respective frequencies for a period of two years. ARS also transferred the intellectual property comprising program format for use by the Company on its recently acquired KSSJ-FM in that market. The transaction was accounted for as a non-monetary exchange of similar productive assets and no gain or loss was recognized. The assets received were recorded at the historical cost of the assets surrendered plus the $3.8 million paid to ARS. In a related transaction the Company sold the KRXQ-FM transmitter site, including broadcast tower facilities to ARS for $0.8 million, resulting in a loss of approximately $34,000.

         Prior to the revocation of its S Corporation election, the Company declared a dividend (the "S Distribution"), conditioned upon consummation of the IPO, payable to its former S Corporation shareholders in the amount of $88.1 million, which the Company estimated would be the undistributed balance of the income of the Company which has been taxed or was taxable to its S Corporation shareholders as of the Revocation Date. The S Distribution of $88.1 million was paid as of June 30, 1999.

         Prior to the IPO, Chase Capital, which held a Convertible Subordinated Promissory Note of the Company (the "Convertible Subordinated Note") in the principal amount of $25.0 million, converted the Convertible Subordinated Note into 2,327,500 shares of Class A Common Stock and 1,995,669 shares of Class C Common Stock (the "Chase Conversion"). At the time of the Chase Conversion, the market value of the shares into which the Convertible Subordinated Note was convertible, was approximately $97.3 million (the principal amount of the Convertible Subordinated Note plus accrued interest amounted to approximately $29.9 million, and the cumulative adjustment to reflect indexing of the Convertible Subordinated Note was approximately $67.4 million). The amount of $96.5 million, net of the write off of unamortized deferred financing costs of $.0.8 million, was recorded as an increase to shareholders' equity. The Convertible Subordinated Note has been retired and there is no further obligation due.

         On September 30, 1999, the Company and certain shareholders of the Company entered into an underwriting agreement to sell 8,750,000 shares of Class A Common Stock of which 8,000,000 shares were sold by the Company and 750,000 shares were sold by selling shareholders. The Company completed this offering on October 6, 1999 and sold 8,000,000 shares of Class A Common Stock at a price per share of $36.00. The net proceeds to the Company after deducting underwriting discounts and other offering expenses, was $276.1 million.

         On September 30, 1999, the Company entered into an agreement to sell 2,500,000 Convertible Preferred Securities, Term Income Deferrable Equity Securities ("TIDES"), including underwriters' over-allotments at an offering price of $50.00 per security. Subject to certain deferral provisions, the trust will pay quarterly calendar distributions. The first distribution was paid on December 31, 1999. The TIDES represent undivided preferred beneficial ownership interest in the assets of the trust. The trust used the proceeds to purchase from the Company an equal amount of 6.25% Convertible Subordinated Debentures due 2014. The Company owns all of the common securities issued by the trust. The trust exists for the sole purpose of issuing the common securities and the TIDES. The holders of the TIDES have a preference with respect to each distribution and amounts payable upon liquidation, redemption or otherwise over the holders of the common securities of the trust. Each TIDES is initially convertible into shares of the Company's Class A Common Stock at the rate of
1.1364 shares of Class A Common Stock for each TIDES. The Company completed this offering on October 6, 1999, and issued 2,500,000 TIDES at $50.00 per TIDES. The net proceeds to the Company after deducting underwriting discounts and other offering expenses, was $120.5 million.

         The following unaudited pro forma summary presents the consolidated results of operations as if the transactions which occurred during the period of January 1, 1998 through December 31, 1999, had all occurred as of January 1, 1998, after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions and other transactions occurred as of January 1, 1998. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition and other transactions been made as of that date or results which may occur in the future.

                                                                                            (UNAUDITED)
                                                                               TWELVE MONTHS             YEAR ENDED
                                                                          ENDED DECEMBER 31, 1998     DECEMBER 31, 1999
                                                                          -----------------------     -----------------
                                                                                       (AMOUNTS IN THOUSANDS,
                                                                                       EXCEPT PER SHARE DATA)

Net Revenues...........................................................        $   264,130               $   307,513
                                                                                ===========               ==========
Income (loss) before extraordinary item and gains on sale of assets....        $   (11,726)              $    15,844
                                                                                ==========                ==========
Income before extraordinary items......................................        $    36,502               $    15,844
                                                                                ==========                ==========
Net income  ...........................................................        $    35,030               $    14,926
                                                                                ===========               ==========
Net Earnings Per Share - Basic.........................................        $     1.45                $      0.39
                                                                                =========                 ==========
Net Earnings Per Share - Diluted.......................................        $     1.45                $      0.39
                                                                                =========                 ==========

4.            RADIO BROADCASTING LICENSES AND OTHER INTANGIBLES

         Radio Broadcasting Licenses and other intangibles consist of the following:

                                                                         DECEMBER 31, 1998     DECEMBER 31, 1999
                                                                         -----------------     -----------------
                                                                                  (AMOUNTS IN THOUSANDS,
                                                                                  EXCEPT PER SHARE DATA)
FCC Licenses..........................................................    $    516,755           $  1,242,665
Other  Intangibles....................................................           1,190                  4,322
                                                                          ------------           ------------
  Subtotal............................................................         517,945              1,246,987
Less accumulated amortization.........................................         (17,400)               (32,018)
                                                                          ------------           ------------
Total Radio broadcasting licenses and other intangibles...............    $    500,545           $  1,214,969
                                                                          ============           ============

5.            DEFERRED CHARGES AND OTHER ASSETS

         Deferred charges and other assets consist of the following:

                                                                         DECEMBER 31, 1998     DECEMBER 31, 1999
                                                                         -----------------     -----------------
                                                                                  (AMOUNTS IN THOUSANDS,
                                                                                  EXCEPT PER SHARE DATA)
Debt issuance costs less accumulated amortization of $677 and $73
  in 1998 and 1999, respectively.....................................        $ 2,586                $ 8,610
Leasehold premium less accumulated amortization of $239 and $413
  in 1998 and 1999, respectively.....................................          1,451                  1,277
Other deferred charges less accumulated amortization of $223 and
  $292 in 1998 and 1999, respectively................................            243                    479
                                                                             -------                -------
                                                                             $ 4,280                $10,366
                                                                             =======                =======

6.            INCOME TAXES

         Income tax expense, is summarized as follows:

                                                                                                        YEAR ENDED
                                                                                                    DECEMBER 31, 1999
                                                                                                  ----------------------
                                                                                                  (AMOUNTS IN THOUSANDS)
         Current:
           Federal............................................................                        $   9,083
           State..............................................................                            1,844
                                                                                                      ---------
             Total current....................................................                           10,927
                                                                                                      ---------

         Deferred:
           Federal............................................................                           78,202
           State..............................................................                           11,172
                                                                                                      ---------
             Total deferred...................................................                           89,374
                                                                                                      ---------
             Total income taxes...............................................                       $  100,301
                                                                                                     ==========

         Approximately $0.6 million of benefit for income taxes was allocated to an extraordinary item in connection with the early extinguishment of debt in the accompanying consolidated statements of operations for the year ended December 31, 1999 (Actual and Pro Forma). For purposes of the foregoing components of provision for income taxes, the allocation affects the current components of the provision.

         The Company revoked its S Corporation election on January 28, 1999. The last day the Company was taxed as an S Corporation was January 27, 1999. As a result of the revocation of its S Corporation election and conversion to a C Corporation, the Company recorded a non-cash deferred income tax expense of approximately $79.8 million to reflect the cumulative effect of temporary differences between the tax and financial reporting bases of the Company's assets and liabilities attributable to the period prior to its conversion to a C Corporation. The adjustment is reflected in results for the year ended December 31, 1999 (Actual).

         Upon closing the acquisition of radio properties from Sinclair on December 16, 1999, the Company recorded a non-cash deferred income tax expense of approximately $3.9 million. This amount reflects an increase in the Company's effective tax rate from 38% to 40% and its effect on previously reported temporary differences between the tax and financial reporting bases of the Company's assets and liabilities as a result of adding facilities in additional states which on average have higher income tax rates than in states in which the Company currently operates. The adjustment is reflected in results for the year ended December 31, 1999 (Actual and Pro Forma).

         Income tax expense computed using the United States federal statutory rates is reconciled to the reported income tax provisions as follows:

                                                                                                YEAR ENDED
                                                                                             DECEMBER 31, 1999
                                                                                          ----------------------
                                                                                          (AMOUNTS IN THOUSANDS)
         Federal statutory income tax rate ...........................................                   35%

         Computed tax expense at federal statutory rates .............................        $      14,344
         State income taxes (net of federal tax benefit)..............................                1,834
         S Corporation termination and conversion to a C Corporation..................               79,845
         Deferred state income tax rate adjustment....................................                3,891
         Nondeductible expenses and other.............................................                  387
                                                                                              -------------
                                                                                              $     100,301
                                                                                              =============

         The tax effects of significant temporary differences which compromise the net deferred tax assets and liabilities are as follows:

                                                                                             DECEMBER 31, 1999
                                                                                          ----------------------
                                                                                          (AMOUNTS IN THOUSANDS)
         Current deferred tax assets:
           Employee benefits.......................................................            $       599
           Other...................................................................                  1,174
                                                                                               -----------
             Total net current asset...............................................                  1,773
                                                                                               -----------

         Noncurrent deferred tax assets (liabilities):.............................
           Property and equipment and intangibles..................................                (91,331)
           Employee benefits.......................................................                    184
                                                                                               -----------
             Total net noncurrent liability........................................                (91,147)
                                                                                               -----------
               Net deferred tax liability..........................................            $   (89,374)
                                                                                               ===========

7.            DEBT

         (A)      SENIOR DEBT

         Senior debt consists of the following:

                                                                         DECEMBER 31, 1998       DECEMBER 31, 1999
                                                                         -----------------       -----------------
                                                                                  (AMOUNTS IN THOUSANDS)
Notes payable, due February 13, 2006 (A)(1)..........................       $   330,000              $        --
Notes payable, due September 30, 2007 (A)(2).........................                --                  465,500
Other................................................................               281                      270
                                                                            ------------             -----------
  Total..............................................................           330,281                  465,770
Amounts due within one year..........................................                10                       10
                                                                            ------------             -----------
                                                                            $   330,271              $   465,760
                                                                            ===========              ===========

         (1) The Company's term and revolving credit facilities were refinanced on February 13, 1998, under a bank credit agreement (the "Credit Agreement") with Key Corporate Capital Inc., as administrative agent. The Credit Agreement provided for a $300.0 million Senior Secured Revolving Credit Facility. The Credit Agreement was amended on October 8, 1998 to increase the maximum borrowing capacity to $350.0 million.

         The Credit Agreement was secured by (1) a pledge of the Company's 100% interest in ECI License Company, LP ("ECI"), (2) a security interest in substantially all of the assets of ECI, (3) a pledge of 100% of the capital stock of the Company (4) a security interest in all major tangible and intangible personal property assets of the Company and any future subsidiaries as well as a negative pledge on all real property, and (5) an assignment of all major leases and rights, as appropriate. The availability under the reducing revolving credit agreement, which was to mature on February 13, 2006, reduced on a quarterly basis beginning June 30, 2000 in amounts which vary from $4.35 million to $17.5 million. The Company had the option to elect to pay interest at a rate equal to LIBOR (in increments with durations of 1, 2, 3 or 6 months) plus 0.50% or the prime rate. Upon the occurrence of certain events, the Company's borrowing costs could have increased to a maximum of LIBOR plus 2.125% or prime plus 0.875%. The interest payable on LIBOR rate was payable at the end of the selected duration but not less frequently than every three months and on prime rates was payable at the end of each calendar quarter. The weighted average interest rate under the Credit Agreement at December 31, 1998 was 6.95%. The Company also paid a commitment fee of 0.375% per annum on the average unused balance of the Credit Agreement.

         (2) The Company's Credit Agreement was refinanced on December 16, 1999, under a new bank credit agreement (the "Bank Facility") with Banc of America Securities LLC as the lead and syndication agent and Key Corporate Capital Inc., as administrative agent. The Bank Facility provides for senior secured credit of $650.0 million consisting of: (1) a $325.0 million reducing revolving credit facility ("Revolver") and (2) a $325.0 multi-draw term loan ("Term Loan"), to be fully drawn no later than September 29, 2000 in a maximum of four draws of no less than $50.0 million each. The Bank Facility is secured by (1) a pledge of 100% of the Company's capital stock and other equity interest in all subsidiaries; (2) a security interest in all present and future assets and properties; (3) a security interest in all major tangible and intangible personal property assets of the Company and any future subsidiaries as well as a negative pledge on all real property, and (4) an assignment of all major leases and rights, as appropriate. Under the terms of the Bank Facility, the Company is restricted from the distribution of any dividends. The Bank Facility requires the Company to comply with certain financial covenants and leverage ratios that are defined terms within the agreement and that include but are not limited to the following: (1) Total Debt to Operating Cash Flow, (2) Operating Cash Flow to Interest Expense, (3) Operating Cash Flow to Pro Forma Debt Service and (4) Operating Cash Flow to Fixed Charges. Management believes the Company is in compliance with all of the terms of the agreement. The Bank Facility also provides that at any time prior to December 31, 2001, the Company may solicit additional incremental loans up to $350.0 million, and will be governed under the same terms as the Term Loan.

         The availability under the Revolver and Term Loan, which mature on September 30, 2007, reduces on a quarterly basis beginning September 30, 2002 in quarterly amounts which vary from $12.2 million to $16.3 million for each Loan. The Company has the option to elect to pay interest at a rate equal to LIBOR (in increments with durations of 1, 2, 3 or 6 months) plus 0.75% or the prime rate. Upon the occurrence of certain events, the Company's borrowing costs can increase to a maximum of LIBOR plus 2.375% or prime plus 1.125%. The interest payable on LIBOR rate is payable at the end of the selected duration but not less frequently than every three months and on prime rates is payable at the end of each calendar quarter. The weighted average interest rate under the Credit Agreement at December 31, 1999 was 8.1%. The Company also pays a commitment fee which varies depending on certain financial covenants and the amount of the unused commitment, from 0.25% or 0.5% per annum, on the average unused balance of the Bank Facility.

(B)           INTEREST RATE TRANSACTIONS

         The Company has entered into several interest rate transactions as hedges against the variable debt discussed in 7(A) above:

         (1) The Company has an interest rate swap agreement for a notional amount of $20.0 million through May 16, 2000. Under this agreement, the Company pays a fixed rate of 6.77% on the notional amount to a bank and the bank pays to the Company a variable rate equal to three month LIBOR as determined from time to time on a quarterly basis through May 16, 2000. The variable rate was 5.7%, 5.4% and 6.1% at September 30, 1998, December 31, 1998 and December 31, 1999, respectively. The net amount the Company paid under this agreement was approximately $235,000, $211,000, $49,000, $63,000, $224,000 and $298,000 for
the years ended September 30, 1997 and 1998, the three-month periods ended December 31,1997 and 1998, the twelve-month period ended December 31, 1998 and the year ended December 31, 1999, respectively. These amounts have been accounted for as interest expense.

         (2) The Company had a swap for a notional amount of $25.0 million in which the Company paid a fixed rate of 5.89% on the notional amount to the bank and the bank paid to the Company a variable rate equal to three-month LIBOR as determined from time to time on a quarterly basis through July 29, 2003. On December 14, 1999, the Company unwound this agreement and received $0.6 million in cash, which resulted in a gain of $0.6 million and is included in the income statement under gains on sale of assets. The variable rate was 5.27% at December 31,1998. The net amount the Company paid under this agreement was approximately $0, $0, $0, $30,000, $30,000 and $164,000 for the years ended September 30, 1997 and 1998, the three-month periods ended December 31,1997 and 1998, the twelve-month period ended December 31, 1998 and the year ended December 31, 1999, respectively. These amounts have been accounted for as interest expense.

         (3) The Company simultaneously entered into a rate cap transaction and a swap arrangement in the amount of $25.0 million to hedge a portion of its variable rate debt. Under the rate cap transaction, which expires August 8, 2000, the Company will be compensated to the extent that the base LIBOR rate exceeds 7.5% at the time of any quarterly reset date. Under the swap arrangement, the bank may make an election prior to August 8, 2000 to enter into a swap in which the Company pays a fixed rate of 6.05% on the notional amount to a bank and the bank pays to the Company a variable rate equal to three-month LIBOR. If the bank exercises its election, then the swap will terminate on August 8, 2002. Any election by the bank will not terminate the rate cap transaction described above. No amounts were paid related to these transactions during the years ended September 30, 1997 and 1998, the three-month periods ended December 31,1997 and 1998, the twelve-month period ended December 31, 1998 or the year ended December 31, 1999.

         (4) The Company had an interest rate swap agreement with a bank in the amount of $15.0 million to hedge a portion of its variable rate debt. Under the swap transaction the Company paid a fixed rate of 5.61% on the notional amount to the bank and the bank paid to the Company a variable rate equal to three month LIBOR as determined from time to time on a quarterly basis. On December 14, 1999, the Company unwound this agreement and received $0.3 million in cash, which resulted in a gain of $0.3 million which is included in the income statement under gains on sale of assets. The variable rate was 5.3 % at December 31, 1998. The net amount the Company paid under this agreement was approximately 9,000, $10,000, $1,000 and $40,000 for the year ended September 30, 1998, the three-month period ended December 31, 1998, the twelve-month period ended December 31, 1998 and the year ended December 31, 1999, respectively. These amounts have been accounted for as interest expense.

         (5) The Company had an interest rate swap agreement with a bank in the amount of $14.0 million to hedge a portion of its variable rate debt. Under the swap transaction, the Company paid a fixed rate of 5.86% on the notional amount to the bank and the bank paid to the Company a variable rate equal to three month LIBOR as determined from time to time on a quarterly basis. On December 14, 1999, the Company unwound this agreement and received $0.5 million in cash, which resulted in a gain of $0.5 million which is included in the income statement under gains on sale of assets. The variable rate was 5.3% at December 31, 1998. The net amount the Company paid under this agreement was approximately $7,000, $18,000, $35,000 and $79,000 for the year ended September 30, 1998, the three-month period ended December 31,1998, the twelve-month period ended December 31,1998 and the year ended December 31, 1999, respectively. These amounts have been accounted for as interest expense.

         (6) The Company has an interest rate swap agreement with a bank in the amount of $30.0 million to hedge a portion of its variable rate debt. Under the swap transaction, which expires February 27, 2008, unless terminated by the bank on February 28, 2005, the Company pays a fixed rate of 5.77% on the notional amount to the bank and the bank pays to the Company a variable rate equal to three month LIBOR as determined from time to time on a quarterly basis through the end of the transaction period. The variable rate was 5.3% and 6.1% at December 31, 1998 and December 31, 1999, respectively. The net amount the Company paid under this agreement was approximately $16,000, $19,000, $35,000 and $149,000 for the year ended September 30, 1998, the three-month period ended December 31,1998, the twelve-month period ended December 31,1998 and the year ended December 31, 1999, respectively. These amounts have been accounted for as interest expense.

(C)           AGGREGATE PRINCIPAL MATURITIES

         Aggregate principal maturities on Senior debt are as follows (amounts in thousands):

         Fiscal years ending December 31:
           2000........................................................................    $     10
           2001........................................................................          10
           2002........................................................................       4,385
           2003........................................................................      56,885
           2004 .......................................................................      65,010
           Thereafter..................................................................     339,470
                                                                                           --------
             Total.....................................................................    $465,770
                                                                                           ========

         The extraordinary charges for the years ended September 30, 1998 and December 31, 1999, are the result of write-offs ($1.5 million and $0.9 million respectively, net of pro forma tax benefits) of unamortized finance charges resulting from the early extinguishment of long-term debt.

(D)           CONVERTIBLE SUBORDINATED NOTE

         On May 21, 1996, the Company entered into a convertible subordinated note purchase agreement with an investment partnership in the principal amount of $25.0 million (the "Convertible Subordinated Note"). Interest on the note accrued at the rate of 7% per annum. Such interest compounded annually and was deferred and payable with principal in one installment on

May 21, 2003. The payment due date could be deferred by one year under certain circumstances. The obligations of the Company under the note were subordinate to the obligations of the notes payable to the banks as noted in (A) above.

         The Convertible Subordinated Note was convertible by the holder in certain events and circumstances such as a public offering of the Company's capital stock, a change of control of the Company, a sale of substantially all of the Company's assets, a merger or consolidation into a publicly traded company or the Company's ceasing to be an S Corporation. In the event of conversion, the holders would receive shares of the common stock of the Company representing an ownership interest of approximately 15% of the Company prior to such event in lieu of principal and interest. In connection with the Company's IPO, Chase Capital (the holder of the Note) elected to convert the Convertible Subordinated Note into 2,327,500 shares of Class A Common Stock and 1,995,669 shares of Class C Common Stock (the "Chase Conversion") and there was no further obligation due by the Company.

         The Company accounted for this instrument as indexed debt since under certain circumstances, the holder of the Convertible Subordinate Note had the option to put ("Put Option") the note to the Company and receive, at the option of the Company, either cash or a new note ("Put Note") which would equal the fair market value of the shares of common stock into which the Convertible Subordinate Note would be convertible. Accordingly, the Company's balance sheet as of December 31, 1998 and statements of income for the years ended September 30, 1997 and 1998, the three-month periods ended December 31, 1997 and 1998 and the twelve-month period ended December 31, 1998 reflected an "adjustment to reflect indexing of the Convertible Subordinated Note".

         The adjustment to reflect indexing of the Convertible Subordinated Note had been determined by reference to the difference between the estimated market value of the shares of Common Stock into which the note was convertible pursuant to the terms of the Put Option and the sum of the principal outstanding of $25.0 million plus interest accrued at 7% per annum. Such estimated market value was calculated using comparable publicly held broadcast companies' multiples of broadcast cash flow.

(E)           OUTSTANDING LETTERS OF CREDIT

         The Company is required to maintain a $5.0 million letter of credit in connection with a sports contract assumed in the First Boston Transaction. The contract expires on November 15, 2000. The Company is also required to maintain a $7.5 million letter of credit in connection with the acquisition of the remaining assets not yet acquired under the asset purchase agreement with Sinclair (see Note 3). The Company expects to close on these assets in the second quarter of the year 2000, after which the need for the $7.5 million letter of credit will be eliminated.

8.            FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair value of the Company's financial instruments, which consist of cash and cash equivalents, accounts receivable, station acquisition deposits, income tax deposit, accounts payable, accrued liabilities, debt and interest rate instruments have been determined by the Company using available market information and appropriate valuation methodologies. At December 31, 1998 and December 31, 1999 the fair value of cash and cash equivalents, accounts receivable, station acquisition deposits, income tax deposit, accounts payable, accrued liabilities and debt approximate their carrying value. At December 31, 1998 and 1999, unrealized gains and losses on interest rate transactions described under Note 7(B) is a loss of $4.2 million and a gain of $1.2 million, respectively.

9.            MINORITY INTEREST

         On December 2, 1992, in connection with a financing transaction, the Company created a wholly owned subsidiary, ECI Investors Corporation ("Investors"), with a capital of $50,000. Upon creation, the Company immediately distributed the stock of Investors to the Company's shareholders. On December 23, 1992, the Company formed a limited partnership, ECI License Company, LP ("Partnership") with Investors. The Company was the sole general partner of Partnership. The Company contributed its Federal Communications Commission (FCC) license and authorizations to Partnership in exchange for a 99% interest in Partnership, and Investors acquired its 1% interest in Partnership for cash.

         The book value of Partnership was approximately $124.5 million (net of accumulated amortization of approximately $7.8 million) at December 31, 1998. The Company's 99% interest in Partnership was pledged as collateral for the debt described in Note 7A(1). The Company paid a licensing fee to Partnership in exchange for the right to utilize Partnership's licenses and authorizations in connection with the operation of the stations. As discussed in Note 2, the financial impact of such transactions was substantially eliminated in consolidation. The minority interest at December 31, 1998 included in the accompanying consolidated balance sheet represented the 1% interest of Investors in the Partnership, net of a note receivable by the Partnership from Investors. The note was in the amount of approximately $0.3 million at December 31, 1998. The note provided interest at rates ranging from 6% to 8% per annum, and was issued to the Partnership by Investors for Investor's share of the FCC licenses and authorizations acquired by the Company during 1998.

         On January 22, 1999, in a related party transaction, a wholly owned subsidiary ("Sub") of the Company purchased the 1% limited partnership interest in Partnership for an amount of $3.4 million. The acquisition effectively provided the Company with a 100% interest in its FCC licenses. On December 31, 1999, Partnership was merged into the Company, after which Partnership and Sub were dissolved.

10.           COMMITMENTS AND CONTINGENCIES

         ACQUISITIONS

         The Company entered into a preliminary agreement on February 6, 1996 for the Company to acquire the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation ("Royce") subject to approval by the FCC for a purchase price of $25.0 million. Notwithstanding efforts by the Company to pursue this transaction, Royce has been non-responsive. On July 28, 1999, the Company commenced a legal action seeking to enforce this agreement, and subsequently Royce filed a cross-complaint against the Company asking for treble damages, an injunction, attorney's fees and costs and filed a separate action against the Company's President asking for treble damages, an injunction, attorney's fees and costs. This separate action against the Company's President was dismissed without leave to amend in February 2000. The Company intends to pursue legal action against Royce and seek dismissal of the cross-complaint. Accordingly, the Company cannot determine if and when the transaction might occur.

         On December 16, 1999, the Company completed the Fist Sinclair Transaction and expects to close on the remaining assets (Sinclair Kansas City and WKRF-FM, see Note 3) in the second quarter of the year 2000. In connection with the Sinclair Kansas City asset purchase agreement, FCC rules require the Company to divest three of its stations in the Kansas City market where the Company already owns 7 stations.

         On November 29, 1999, the Company entered into an asset purchase agreement with the Wichita Stations Trust, a trust formed for the benefit of Capstar Broadcasting Corporation as required by federal regulations, to purchase five stations serving the Wichita radio market ("Wichita Trust") for $8.0 million in cash. This transaction closed on February 23, 2000. Upon the completion of the acquisition of the two radio stations described under Note 16, the Company will own 7 radio stations serving the Wichita, Kansas radio market.

         OTHER

         The Company's employment agreement with its Chairman and Chief Executive Officer renews automatically each calendar year unless terminated by either party in accordance with the contract. Under the terms of the agreement, compensation is calculated annually by utilizing the gross national product implicit price deflator issued by the Bureau of Economic Analysis to determine the equivalent of 1993 base compensation of $500,000. Total compensation for the years ended September 30, 1997 and 1998, the three-month periods ended December 31,1997 and 1998, the twelve-month period ended December 31,1998 and the year ended December 31, 1999, was approximately $542,000, $555,000, $136,000,
$140,000, $558,000 and $563,000, respectively. The current annual salary, effective January 1, 2000, is $600,000.

         The Company's employment agreements with its Executive Officers, David
J. Field, President, Chief Operating Officer and Director and John C. Donlevie, Executive Vice President, Secretary, General Counsel and Director, provides that the agreement may be terminated at will by either party (1) immediately if good cause for termination exists, or (2) upon thirty days notice in the absence of good cause. Pursuant to these employment agreements, the current annual salaries, effective January 1, 2000, of Mr. Field and Mr. Donlevie are $450,000 and $265,000, respectively. The Company's employment agreement with Stephen F. Fisher, Senior Vice President and Chief Financial Officer, provides that the agreement may be terminated at will by either party (1) immediately if good cause for termination exists or (2) upon at least 120 days notice prior to the end of the current yearly term. Mr. Fisher's current annual salary, effective January 1, 2000, is $300,000. Each of the above employment agreements provides for yearly salary adjustments for inflation and an annual discretionary bonus.

         Rental expense is incurred principally for office and broadcasting facilities. Rental expense during the years ended September 30, 1997 and 1998, the three-month periods ended December 31, 1997 and 1998, the twelve-month period ended December 31, 1998 and the year ended December 31, 1999 was approximately $2.2 million, $2.8 million, $0.6 million, $0.8 million, $3.1 million and $3.7 million, respectively.

         The Company also has various contracts for sports programming and on-air personalities with initial terms ranging from one to five years. The aggregate minimum annual commitments as of December 31, 1999 for operating leases, sports programming and on-air personalities are as follows:

                                                                   OPERATING          SPORTS             ON-AIR
                                                                     LEASES         PROGRAMMING       PERSONALITIES
                                                                   ----------       -----------       -------------
                                                                              (AMOUNTS IN THOUSANDS)
Fiscal years ending December 31:
  2000......................................................       $    5,718       $   20,177              9,215
  2001......................................................            5,346           10,969              4,017
  2002......................................................            5,026            8,884              1,742
  2003......................................................            4,456               --                 77
  2004......................................................            4,126               --                 --
  Thereafter................................................           27,816              --                 --
                                                                   ----------       ----------         ---------
                                                                   $   52,488       $   40,030         $   15,051
                                                                   ==========       ==========         ==========

         In October 1999, The Radio Music License Committee ("RMLC"), of which the Company is a participant, filed a motion in the New York courts against Broadcast Music, Inc. ("BMI") commencing a rate-making proceeding, on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees. The Company is currently operating under interim license agreements for the period commencing January 1, 1997 at the rates and terms reflected in prior agreements. The Company's management estimates that the impact of an unfavorable outcome of the motion will not materially impact the financial results of the Company.

         The Company is subject to various outstanding claims which arose in the ordinary course of business and to other legal proceedings. In the opinion of management, any liability of the Company which may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

11.           SHAREHOLDERS' EQUITY

         For the years ended September 30, 1997 and 1998, the three-month periods ended December 31, 1997 and 1998, the twelve-month period ended December 31, 1998 and the year ended December 31, 1999, the Company paid total dividends of approximately $2.8 million, $3.1 million, $0 million, $1.0 million, $4.1 million and $88.1 million, respectively. These amounts include special dividends paid to the Company's shareholders to compensate them for federal and state income tax obligations attributable to pass-through taxable income generated by the Company when it was taxed as a sub-chapter S Corporation prior to the Revocation Date. No dividends were paid by the Company after the Revocation Date relating to the Company's activities as a C Corporation.

         On June 24, 1998, the Board of Directors and the shareholders of the Company approved the Company's amended and restated Articles of Incorporation to provide for, among other things, an increase in the aggregate number of shares which the Company has authority to issue to 350,000,000 shares, par value $.01 per share, consisting of the following: (1) 200,000,000 shares of Class A Common Stock; (2) 75,000,000 shares of Class B Common Stock; (3) 50,000,000 shares of Class C Common Stock and (4) 25,000,000 shares of Preferred Stock. Such change occurred just prior to the effective date of the Company's initial public offering. The rights of each share of Common Stock are essentially identical other than with respect to voting rights. The Class A Common Stock entitles the holders thereof to one vote per share, the Class B Common Stock entitles the holders thereof to ten votes per share, subject to certain exceptions and the Class C Common Stock has no voting rights, except as otherwise required by law. Subject to any necessary approval of the Federal Communications Commission, the Class B Common Stock and the Class C Common Stock are convertible in whole or in part at any time into Class A Common Stock on a share-for-share basis. There are also no liquidation preferences for any class of stock.

         On May 11, 1999 and November 15, 1999, Chase Capital converted 300,000 shares and 298,833 shares, respectively, from shares of Class C Common Stock to shares of Class A Common Stock.

12.           EMPLOYEE SAVINGS AND BENEFIT PLANS

         The Company sponsors a 401(k) savings plan that includes a provision under which the Company contributes 50% of the amount of any eligible employee's contribution to the plan up to a maximum employer contribution of 3% of an employee's compensation. The maximum eligible employee contribution under the plan was $9,500, $10,000 and $10,000 for the plan years ended December 31, 1997, 1998 and 1999, respectively. The Company may at its discretion suspend future matching contributions. The Company contributed approximately $0.5 million, $0.6 million, $0.1 million, $0.2 million, $0.6 million and $0.8 million under the 401(k) plan for the years ended September 30, 1997 and 1998, the three-month periods ended December 31, 1997 and 1998, the twelve-month period ended December 31, 1998 and the year ended December 31, 1999, respectively.

13.           STOCK OPTIONS AND RESTRICTED STOCK

         On June 24, 1998, the Company adopted an Equity Compensation Plan (the "Compensation Plan"). The Compensation Plan will allow officers (including those also serving as directors) and other employees, non-employee directors and key advisors and consultants, selected by a Committee of Board of Directors, to receive incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights in the Common Stock of the Company. The Company has reserved 10% of the shares of Class A Common Stock for issuance under the Compensation Plan. On January 28, 1999, the Company issued 11,112 shares of restricted stock at the offering price of $22.50 per share and 795,611 in options of which 520,049 options have an exercise price equal to the initial public offering price per share and 275,562 have an exercise price of 80% of the initial public offering price. All of the options and restricted stock vest over a four-year period. For options granted during the year ended December 31, 1999 at prices below fair market value, the Company will recognize $1.8 million in non-cash compensation expense ratably over the four-year period. For restricted stock, the Company will recognize $250,000 in non-cash compensation expense ratably over the four-year period. A summary of the status of the Company's stock options granted and changes during the year is presented below:

                                                                                 DECEMBER 31, 1999
                                                                        ------------------------------------
                                                                                               WEIGHTED
                                                                                               AVERAGE
                                                                              SHARES        EXERCISE PRICE
                                                                           ------------     ---------------
Outstanding at beginning of year......................................             --        $       --
Granted ($18.00 - $57.56).............................................       1,426,523       $     31.69
Exercised.............................................................             --        $       --
Cancelled.............................................................         (22,004)      $     22.50
                                                                           -----------       -----------
Outstanding at end of year............................................       1,404,519       $     31.83
                                                                           ============      ===========
Options exercisable at year end.......................................             --
Weighted-average fair value of options granted during the year........     $    31.83

         The following table summarizes information about stock options outstanding at December 31, 1999:

                                                           OPTIONS
                                                         OUTSTANDING       WEIGHTED
                                   NUMBER OF OPTIONS  WEIGHTED-AVERAGE      AVERAGE       NUMBER OF
                                    OUTSTANDING AT        REMAINING         EXERCISE       OPTIONS
               EXERCISE PRICES     DECEMBER 31, 1999  CONTRACTUAL LIFE         PRICE     EXERCISABLE
         ------------------------  -----------------  ----------------   --------------  -----------
            $18.00   -   $18.00          275,562              9.1           $  18.00             --
            $22.50   -   $22.50          524,657              9.1           $  22.50             --
            $31.69   -   $41.75           42,900              9.5           $  34.43             --
            $46.88   -   $46.88          532,900              9.8           $  46.88             --
            $48.00   -   $57.56           28,500              9.9           $  52.16             --
                                      ----------         ------------       ---------        -------
                                       1,404,519              9.4           $  31.83             --
                                       =========         ============       =========        =======

         At December 31, 1999, common stock shares reserved for future issuance under the Compensation Plan aggregate approximately 3.1 million shares.

         The fair value of the options granted during 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 34%, no dividend yield, risk-free interest rate of 6% and expected life of six years after grant. Had compensation cost for the Equity Compensation Plan been determined based on the fair value at the grant dates for awards in 1999 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                           YEAR ENDED DECEMBER 31 1999
                                                                           ---------------------------
                                                                             (AMOUNTS IN THOUSANDS,
                                                                            EXCEPT PER SHARE AMOUNTS)
         Net loss - As reported..........................................          $   (60,877)
         Compensation expense, net of taxes of $0.9 million..............                1,362
                                                                                   -----------
         Net loss - Pro Forma ...........................................          $   (62,239)
                                                                                   -----------
         Basic and diluted net loss per share - As reported..............          $     (1.61)
                                                                                   -----------
         Basic and diluted net loss per share - Pro Forma................          $     (1.64)
                                                                                   ===========


         On June 24, 1998, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan will allow the participants to purchase shares of the Company's Common Stock at a purchase price equal to 85% of the Market Value of such shares on the Purchase Date. Under this plan, during which there should be no expense recognized on the difference between the Market Value and the purchase price, 11,682 shares were purchased during the year ended December 31, 1999. The shares of Common Stock reserved for issuance under the Purchase Plan was 1,850,000, leaving a balance of shares available for purchase as of December 31, 1999 of 1,838,318.

14.           NET LOSS AND PRO FORMA NET INCOME (LOSS) PER COMMON SHARE

         Basic loss per common share and pro forma basic earnings (loss) per common share is calculated by dividing net loss and pro forma net income (loss) by the weighted average number of common shares outstanding during the reporting period.

         Diluted loss per common share and pro forma diluted loss per common share is calculated using the same number of shares outstanding as basic as any increase in the number of shares assumed would be anti-dilutive. Accordingly, the following is not assumed for purposes of computing the potential dilutive effect on diluted loss per share and pro forma diluted loss per share of: (1) the exercise of 1.4 million options outstanding during the year ended December 31, 1999, as adjusted to 0.3 million shares on a weighted average basis, using the treasury stock method, (2) the conversion of the Convertible Subordinated Note, after eliminating interest expense, net of tax, on the Convertible Subordinated Note, for the three-month period ended December 31, 1997 and (3) the conversion of 2.5 million TIDES into 2.8 million shares, as adjusted to 0.7 million shares on a weighted average basis, after eliminating interest expense, net of tax, on the TIDES, for the year ended December 31, 1999.

         Pro forma diluted earnings per common share is calculated using the same number of shares outstanding as basic and adjusted for the assumed exercise of 1.4 million options outstanding during the year ended December 31, 1999, as adjusted to 0.3 million shares on a weighted average basis, using the treasury stock method. Accordingly, the following is not assumed for purposes of computing the potential dilutive effect on diluted earnings per share and pro forma diluted earnings per share of: (1) the conversion of the Convertible Subordinated Note after eliminating interest expense, net of tax, on the Convertible Subordinated Note for the years ended September 30, 1997 and 1998, the three-month period ended December 31,1998 and the twelve-month period ended December 31, 1998 and (2) the conversion of 2.5 million TIDES into 2.8 million shares, as adjusted to 0.7 million shares on a weighted average basis as adjusted to 0.7 million shares on a weighted average basis, after eliminating interest expense, net of tax, on the TIDES, for the year ended December 31, 1999.

15.           RELATED PARTY TRANSACTIONS

         On January 22, 1999, a wholly owned subsidiary of the Company purchased a 1% limited partnership interest in Partnership from Investors for an amount of $3.4 million. At the time of the purchase, the shareholders of Investors held stock in the Company on a percentage basis equal to the percentage of shares held in Investors.

16.           SUBSEQUENT EVENTS

         A. In January 2000, the Company entered into four interest rate transactions with different banks to hedge a portion of its variable rate debt and also to comply with a covenant under the Bank Facility (see Note 7). Each transaction is comprised of two transactions entered into simultaneously for a rate cap and for a rate floor. Under these transactions, the Company's base LIBOR can not exceed the cap nor can the Company's base LIBOR be less than the floor at the time of any quarterly reset date. The total notional amount of the four transactions is $168.0 million. The interest rates for the floor varies from 6.25% to 6.34% and the interest rates for the cap varies from 7.5% to 8.25%, with each of the four transactions having a term which varies from 24 months to 30 months.

         B. On February 17, 2000 and March 10, 2000, the Company entered into separate asset purchase agreements with Gary and Viola Violet ("Violet") for a total amount of $5.2 million to purchase KDGS-FM and KAYY-FM, serving the Wichita, Kansas radio market. Upon the completion of these acquisitions, the Company will own 7 radio stations serving the Wichita, Kansas radio market. The Company expects to close on these transactions in the second quarter of the year 2000.

         C. On February 17, 2000, the Company entered into an asset purchase agreement with WHYZ Radio, L.P. in the amount of $1.5 million to purchase WHYZ-AM, serving the Greenville, South Carolina radio market. The Company currently owns seven stations serving this radio market. The Company expects to close on this transaction in the second quarter of the year 2000.

         D. On February 23, 2000, the Company completed the Wichita Trust asset purchase agreement for five stations serving the Wichita radio market for $8.0 million in cash (see Note 10). The Company will record estimated broadcasting licenses and other intangibles in the amount of $6.3 million in connection with this transaction.

17.           CHANGES IN CAPITALIZATION

         In connection with the adoption of the Company's amended and restated Articles of Incorporation (See Note 11), the Company declared a 185 for 1 stock split payable to shareholders at the time the Amended and Restated Articles of Incorporation became effective. The accompanying consolidated financial statements give effect to these transactions as if they had occurred on September 30, 1996.

18.           QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                   --------------------------------------------------------------
                                                       MARCH 31,       JUNE 30,    SEPTEMBER 30,     DECEMBER 31,
                                                   --------------     ---------    -------------     ------------
         1998:
         Net revenues............................     $   24,978      $  38,709       $ 40,912         $  47,363
         Operating income........................     $    1,920      $   8,473       $  8,212         $   9,929
         Net income (loss).......................     $  (13,037)     $  17,961       $ 14,172         $  43,455

         1999:
         Net revenues............................     $   39,599      $  55,946       $ 59,204         $  60,252
         Operating income........................     $    3,376      $  13,748       $ 15,801         $  15,817
         Net income (loss).......................     $  (80,427)     $   7,152       $  8,053         $   4,345

         Basic earnings (loss) per share              $    (2.48)     $    0.19       $   0.22         $    0.10
                                                     ===========      =========       ========        ==========

         Weighted basic average common
          shares outstanding                              32,478         37,168         37,172            44,742
                                                     ===========      =========       ========        ==========


         Diluted earnings (loss) per share            $    (2.48)     $    0.19       $   0.21         $    0.10
                                                     ============     =========       ========        ==========
         Weighted diluted average common and
          common equivalents shares outstanding           32,803         37,583         37,506            45,143
                                                     ===========      =========       ========        ==========


Basic and diluted earnings (loss) per common share for the year ended December 31, 1999, differs from the sum of basic and diluted earnings (loss) per common share for the quarters during the respective year due to the different periods used to calculate net income (loss) and weighted average shares outstanding.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, in Bala Cynwyd, Pennsylvania, on March __, 2000.

                          ENTERCOM COMMUNICATIONS CORP.

                          By:        /s/ JOSEPH M. FIELD
                                     ----------------------------
                                         Joseph M. Field
                          Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                     SIGNATURE                                  CAPACITY                           DATE


         /s/ JOSEPH M. FIELD                         Chairman of the Board and Chief             March __, 2000
---------------------------------------------          Executive Officer (Principal
                 Joseph M. Field                       Executive Officer)



         /s/ DAVID J. FIELD                          President, Chief Operating                  March __, 2000
---------------------------------------------          Officer and a Director
                 David J. Field



         /s/JOHN C. DONLEVIE                         Executive Vice President,                   March __, 2000
                                                       Secretary, General Counsel and
---------------------------------------------          a Director
                 John C. Donlevie



         /s/ STEPHEN F. FISHER                       Senior Vice President and Chief             March __, 2000
---------------------------------------------          Financial Officer (Principal
                 Stephen F. Fisher                     Financial and Accounting Officer



         /s/ MARIE H. FIELD
---------------------------------------------          Director                                  March __, 2000
                 Marie H. Field



         /s/ HERBERT KEAN, M.D.
---------------------------------------------          Director                                  March __, 2000
                 Herbert Kean, M.D.



         /s/ LEE HAGUE
---------------------------------------------          Director                                  March __, 2000
                 Lee Hague



         /s/ THOMAS H. GINLEY, JR., M.D.
---------------------------------------------          Director                                  March __, 2000
                 Thomas H. Ginley, Jr. M.D.

                     SIGNATURE                                  CAPACITY                           DATE

         /s/ S. GORDON ELKINS
---------------------------------------------             Director                               March __, 2000
                S. Gordon Elkins





         /s/ MICHAEL R. HANNON
---------------------------------------------             Director                               March __, 2000
                Michael R. Hannon



         /s/ DAVID J. BERKMAN
---------------------------------------------             Director                               March __, 2000
                David J. Berkman

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          ENTERCOM COMMUNICATIONS CORP.
                    YEARS ENDED SEPTEMBER 30, 1997 AND 1998,
                    THREE MONTHS ENDED DECEMBER 31, 1998 AND
                          YEAR ENDED DECEMBER 31, 1999

                                                                       ADDITIONS
                                                      BALANCE AT       CHARGED TO                        BALANCE AT
                                                      BEGINNING          COSTS          DEDUCTIONS          END
ALLOWANCE FOR DOUBTFUL ACCOUNTS                         PERIOD        AND EXPENSES    FROM RESERVES      OF PERIOD
-------------------------------                         -------       ------------    -------------      ----------
Year Ended                     September 30, 1997     $117,000          $549,000        ($374,000)        $292,000
Year Ended                     September 30, 1998     $292,000          $920,000        ($845,000)        $367,000
Three-month period ended       December 31, 1998      $367,000          $327,000        ($101,000)        $593,000
Year Ended                     December 31, 1999      $593,000        $2,000,000      ($1,164,000)      $1,429,000

                                INDEX TO EXHIBITS

EXHIBIT NUMBER                     DESCRIPTION                                       PAGE

3.01              Amended and Restated Articles of Incorporation of the
                  Registrant(2)
3.02              Form of Amended and Restated Bylaws of the Registrant(2)
4.01              Lock-up Release Agreement, dated as of May 6, 1999, between
                  Chase Equity Associates L.P. and Credit Suisse Boston
                  Corporation(3)
4.02              Form of Indenture for the Convertible Subordinated Debentures
                  due 2014 among Entercom Communications Corp., as issuer, and
                  Wilmington Trust Company, as indenture trustee(4)
10.01             Registration Rights Agreement, dated as of May 21, 1996,
                  between the Registrant and Chase Equity Associates, L.P.(2)
10.02             Employment Agreement, dated June 25, 1993, between the
                  Registrant and Joseph M. Field, as amended(2)
10.03             Employment Agreement, dated December 17, 1998, between the
                  Registrant and David J. Field, as amended(2)
10.04             Employment Agreement, dated December 17, 1998, between the
                  Registrant and John C. Donlevie, as amended(2)
10.05             Employment Agreement, dated November 13, 1998, between the
                  Registrant and Stephen F. Fisher(2)
10.06             Entercom 1998 Equity Compensation Plan(2)
10.07             Credit Agreement, dated as of December 16, 1999, by and among
                  Entercom Radio, LLC, as the Borrower, the Registrant, as a
                  Guarantor, Banc of America Securities LLC, as Sole Lead
                  Arranger and Book Manager, Key Corporate Capital Inc., as
                  Administrative Agent and Co-Documentation Agent, Bank of
                  America, N.A., as Syndication Agent, and Co-Documentation
                  Agent and the Financial Institutions listed therein.(6)
10.08             Amended and Restated Asset Purchase Agreement, dated as of
                  August 20, 1999, among the Registrant, Sinclair
                  Communications, Inc., WCGV, Inc., Sinclair Radio of Milwaukee
                  Licensee, LLC, Sinclair Radio of New Orleans Licensee, LLC,
                  Sinclair Radio of Memphis, Inc., Sinclair Radio of Memphis
                  Licensee, Inc., Sinclair Properties, LLC, Sinclair Radio of
                  Norfolk/Greensboro Licensee, L.P., Sinclair Radio of Buffalo,
                  Inc., Sinclair Radio of Buffalo Licensee, LLC, WLFL, Inc.,
                  Sinclair Radio of Greenville Licensee, Inc., Sinclair Radio of
                  Wilkes-Barre, Inc. and Sinclair Radio of Willkes-Barre
                  Licensee, LLC. (See table of contents for list of omitted
                  schedules and exhibits, which the Registrant hereby agrees to furnish supplementally to the Securities and Exchange
                  Commission upon request.)(5)
10.09             Asset Purchase Agreement, dated as of August 20, 1999, among the Registrant, Sinclair Communications, Inc., Sinclair Media
                  III, Inc. and Sinclair Radio of Kansas City Licensee, LLC.
                  (See table of contents for list of omitted schedules and
                  exhibits, which the Registrant hereby agrees to furnish
                  supplementally to the Securities and Exchange Commission upon request.)(5)
10.10             Asset Purchase Agreement, dated as of August 13, 1998, among the Registrant, CBS Radio, Inc. and CBS Radio License, Inc.(2)
10.11             Time Brokerage Agreement, dated as of August 13, 1998, among the Registrant, CBS Radio, Inc. and CBS Radio License, Inc.(2)
10.12             Asset Purchase Agreement, dated as of August 13, 1998, among
                  CBS Radio, Inc., CBS Radio License, Inc., ARS Acquisition II,
                  Inc. and the Registrant(2)
10.13             Time Brokerage Agreement, dated as of August 13, 1998, among
                  CBS Radio, Inc., CBS Radio License, Inc., ARS Acquisition II,
                  Inc. and the Registrant(2)
11.01             Reconciliation of Earnings Per Common Share(1)                      69
21.01             Information Regarding Subsidiaries of the Registrant(1)             70
23.01             Consent of Deloitte & Touche LLP, Philadelphia, PA(1)

(1) Filed herewith.

(2) Incorporated by reference to our Registration Statement on Form S-1. (File No. 333-61381)

(3) Incorporated by reference to our Quarterly Report on Form 10-Q. (File No. 001-14461)

(4) Incorporated by reference to our Registration Statement on Form S-1. (File No. 333-86843)

(5) Incorporated by reference to our Registration Statement on Form S-1. (File No. 333-86397).

(6) Incorporated by reference to our Current Report on Form 8-K. (File No. 001-14461).

(b) Reports on Form 8-K

We filed a report on Form 8-K on December 16, 1999 to report the completion of our previously announced acquisition of 41 of 46 radio stations from Sinclair Broadcast Group, Inc. for $700.4 million.