Form 10-Q
period 2000-03-31
ENTERCOM COMMUNICATIONS CORP
filed 2000-05-15
CIK 1067837

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

           Class A Common Stock, $.01 par value - 33,569,953 Shares Outstanding as of May 5, 2000
           Class B Common Stock, $.01 par value - 10,531,805 Shares Outstanding as of May 5, 2000
           Class C Common Stock, $.01 par value - 1,096,836 Shares Outstanding as of May 5, 2000

                          ENTERCOM COMMUNICATIONS CORP.


                                      INDEX


                                                                                                               PAGE
PART I -     FINANCIAL INFORMATION

   ITEM 1.   Financial Statements.................................................................................3

   ITEM 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations........................................................................11

   ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk..........................................16

PART II -    OTHER INFORMATION

   ITEM 1.   Legal Proceedings...................................................................................17

   ITEM 2.   Changes in Securities and Use of Proceeds...........................................................17

   ITEM 3.   Defaults Upon Senior Securities.....................................................................17

   ITEM 4.   Submission of Matters to a Vote of Security Holders.................................................17

   ITEM 5.   Other Information...................................................................................17

   ITEM 6.   Exhibits and Reports on Form 8-K....................................................................18

SIGNATURES   ....................................................................................................20

                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1999 AND MARCH 31, 2000
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

                                                                          DECEMBER 31,           MARCH 31,
                                                                             1999                  2000
                                                                             ----                  ----
CURRENT ASSETS

     Cash and cash equivalents                                            $    11,262           $    10,446
     Accounts receivable, net of allowance for doubtful accounts               51,926                55,827
     Prepaid expenses and deposits                                              4,247                 4,736
     Prepaid and refundable federal and state income taxes                                            4,884
     Deferred tax assets                                                        1,773                 2,110
     Station acquisition deposits                                               1,212                 1,536
                                                                          -----------           -----------

Total current assets                                                           70,420                79,539
                                                                          -----------           -----------


INVESTMENTS, AT FAIR VALUE                                                      9,870                 7,717


PROPERTY AND EQUIPMENT -  AT COST
     Land and land easements and land improvements                              9,833                10,178
     Building                                                                   9,375                 9,568
     Equipment                                                                 66,780                69,155
     Furniture and fixtures                                                    11,338                11,507
     Leasehold improvements                                                     6,565                 6,563
                                                                          -----------           -----------

                                                                              103,891               106,971
    Accumulated depreciation                                                  (16,837)              (19,170)
                                                                          -----------           -----------

                                                                               87,054                87,801
    Capital improvements in progress                                            3,369                 4,520
                                                                          -----------           -----------

Net property and equipment                                                     90,423                92,321

RADIO BROADCASTING LICENSES AND OTHER INTANGIBLES -NET                      1,214,969             1,213,473

DEFERRED CHARGES AND OTHER ASSETS -NET                                         10,366                10,275
                                                                          -----------           -----------

TOTAL                                                                     $ 1,396,048           $ 1,403,325
                                                                          ===========           ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1999 AND MARCH 31, 2000
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                             DECEMBER 31,           MARCH 31,
                                                                                1999                  2000
                                                                                ----                  ----
CURRENT LIABILITIES
     Accounts payable                                                        $    18,380           $    16,507
     Accrued liabilities:
       Salaries                                                                    6,188                 5,044
       Interest                                                                    1,208                 1,525
       Other                                                                         798                   924
     Income taxes payable                                                            946
     Long-term debt due within one year                                               10                    11
                                                                             -----------           -----------
Total current liabilities                                                         27,530                24,011
                                                                             -----------           -----------

SENIOR DEBT                                                                      465,760               472,758
                                                                             -----------           -----------


DEFERRED TAX LIABILITY                                                            91,147                95,849

                                                                             -----------           -----------
      Total liabilities                                                          584,437               592,618
                                                                             -----------           -----------


COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE
      PREFERRED SECURITIES OF SUBSIDIARY HOLDING SOLELY CONVERTIBLE
      DEBENTURES OF THE COMPANY                                                  125,000               125,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
      Preferred Stock
      Class A common stock                                                           333                   333
      Class B common stock                                                           105                   105
      Class C common stock                                                            14                    14
      Additional paid-in capital                                                 744,933               745,735
      Accumulated deficit                                                        (59,104)              (59,190)
      Unearned compensation                                                         (192)                 (426)
      Accumulated other comprehensive income (loss)                                  522                  (864)
                                                                             -----------           -----------

Total shareholders' equity                                                       686,611               685,707
                                                                             -----------           -----------

TOTAL                                                                        $ 1,396,048           $ 1,403,325
                                                                             ===========           ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 2000
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                   ---------------------------
                                                                   1999                   2000
                                                                   ----                   ----
NET REVENUES                                                   $     39,599           $     70,877

OPERATING EXPENSES:
    Station operating expenses                                       28,909                 46,193
    Depreciation and amortization                                     4,861                 10,477
    Corporate general and administrative expenses                     1,801                  3,167
    Net expense from time brokerage agreement fees                      652                      4
    Loss on sale of assets                                                                       7
                                                               ------------           ------------
    Total operating expenses                                         36,223                 59,848
                                                               ------------           ------------
OPERATING INCOME                                                      3,376                 11,029
                                                               ------------           ------------

OTHER EXPENSE (INCOME) ITEMS:
    Interest expense                                                  3,586                  9,390
    Financing cost of Company-obligated mandatorily
     redeemable convertible preferred securities of
     subsidiary holding solely convertible debentures
     of the Company                                                                          1,953
    Interest income                                                    (544)                  (106)
                                                               ------------           ------------
    Total other expense                                               3,042                 11,237
                                                               ------------           ------------

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)                             334                   (208)

INCOME TAXES (BENEFIT)
    Income taxes (benefit) - C Corporation                              791                   (122)
    Income taxes - S Corporation                                        125
    Deferred income taxes for conversion from an S
     to a C Corporation                                              79,845
                                                               ------------           ------------
    Total income taxes (benefit)                                     80,761                   (122)
                                                               ------------           ------------

NET LOSS                                                           $(80,427)                  $(86)
                                                               ============           ============

NET LOSS PER SHARE

    Net loss per share - basic and diluted                           $(2.48)                $(0.00)
                                                               ============           ============
PRO FORMA DATA
PRO FORMA NET INCOME DATA:
    Income before income taxes                                 $        334
    Pro forma income taxes                                              127
                                                               ------------
PRO FORMA NET INCOME                                           $        207
                                                               ============

PRO FORMA EARNINGS PER SHARE:
    Pro forma earnings per share - basic and diluted           $       0.01
                                                               ============


WEIGHTED AVERAGE SHARES:
    Basic                                                        32,477,995             45,188,010
    Diluted                                                      32,802,870             45,507,861

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                              1999                2000
                                                              ----                ----
NET LOSS                                                    ($80,427)          ($    86)

OTHER COMPREHENSIVE LOSS (NET OF TAX BENEFIT)
    Unrealized losses on investments - net of $0.9
     million tax benefit in 2000                                  --             (1,386)
                                                            --------           --------
COMPREHENSIVE LOSS                                           (80,427)            (1,472)
                                                            ========           ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 2000
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    1999                2000
                                                                                    ----                ----
OPERATING ACTIVITIES:
  Net loss                                                                        ($80,427)               ($86)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation                                                                     1,319               2,366
    Amortization of radio broadcasting licenses, other intangibles
     and deferred charges                                                            3,542               8,111
    Deferred taxes                                                                  79,959               4,365
    Non-cash stock-based compensation expense                                           62                 204
    Loss on disposition of assets                                                                            7
    Changes in assets and liabilities which provided (used) cash:
       Accounts receivable                                                           5,853              (3,901)
       Prepaid expenses                                                                (43)               (489)
       Accounts payable, accrued liabilities and income taxes payable               (2,287)             (7,479)
                                                                                 ---------           ---------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                 7,978               3,098
                                                                                 ---------           ---------

INVESTING ACTIVITIES:
    Additions to property and equipment                                             (2,281)             (2,596)
    Purchases of radio station assets                                              (58,187)             (8,000)
    Deferred charges and other assets                                                  (80)               (220)
    Purchase of investments                                                                               (157)
    Proceeds held in escrow from sale of Tampa stations                             75,000
    Station acquisition deposits                                                        66                (324)
    Proceeds from sale of property, equipment and other assets                                              21
                                                                                 ---------           ---------
           NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                         14,518             (11,276)
                                                                                 ---------           ---------

FINANCING ACTIVITIES:
    Net proceeds from initial public offering                                      236,007
    Proceeds from issuance of long-term debt                                        64,000              12,000
    Payments of long-term debt                                                    (246,501)             (5,002)
    Proceeds from issuance of common stock related to an incentive plan                                    364
    Dividends paid to S Corporation shareholders                                   (75,181)
                                                                                 ---------           ---------
           NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                        (21,675)              7,362
                                                                                 ---------           ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   821                (816)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         6,469              11,262
                                                                                 ---------           ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $   7,290           $  10,446
                                                                                 =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION ----
  Cash paid during the period for:
      Interest                                                                   $   4,583           $   9,030
                                                                                 =========           =========
      Interest paid for TIDES                                                                        $   1,953
                                                                                                     =========
      Income taxes                                                               $     586           $     400
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

In connection with the issuance of certain awards of Restricted Stock for 11,112 shares and 5,000 shares of Class A Common Stock for the three-month periods ended March 31, 1999 and March 31, 2000, respectively, the Company increased its additional paid-in-capital by $250 and $266 for the three-month periods ended March 31, 1999 and March 31, 2000, respectively.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 2000

1.         BASIS OF PRESENTATION

           The accompanying unaudited financial statements for Entercom Communications Corp. (the "Company") have been prepared in accordance with (1) generally accepted accounting principles for interim financial information and
(2) the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation have been included.

           This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements as of December 31, 1999, and filed with the Securities and Exchange Commission (the "SEC") on March 28, 2000 as part of the Company's Form 10-K.

           Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain prior year amounts have been reclassified to conform to the current year's presentation, which had no effect on net income or shareholders' equity.

           As a result of the revocation of its S Corporation election on January 28, 1999,and its conversion to a C Corporation, for the three-month period ended March 31, 1999, the Company recorded a deferred income tax expense of approximately $79.8 million to reflect the cumulative effect of temporary differences between the tax and financial reporting bases of the Company's assets and liabilities attributable to the period prior to its conversion to a C Corporation.

           On January 29, 1999, the Company's Class A Common Stock began trading on the New York Stock Exchange.

           The unaudited pro forma net income and pro forma earnings per share data reflect adjustments for income taxes as if the Company had been subject to federal and state income taxes based upon a pro forma effective tax rate of 38% applied to taxable income before income taxes, which is adjusted for permanent differences between tax and book income, for the three-month period ending March 31, 1999.

           The net loss per share and pro forma earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 and, are based on the weighted average number of shares of Common Stock outstanding and dilutive common equivalent shares which include stock options (using the treasury stock method). For the period ended March 31,2000, the effect of the conversion of the Convertible Preferred Securities, Term Income Deferrable Equity Securities ("TIDES") for the calculation of earnings per share was anti-dilutive.

2.       ACQUISITIONS

Completed Acquisitions
For the Three Months Ended March 31, 2000

           On February 23, 2000, the Company acquired from the Wichita Stations Trust ("Wichita Trust"), all of the assets related to radio stations KEYN-FM, KWCY-FM, KQAM-AM, KFH-AM and KNSS-AM, serving the Wichita, Kansas radio market for $8.0 million. Broadcasting licenses and other intangibles in the amount of $6.3 million were recorded in connection with this transaction.

Unaudited Pro Forma Information for Acquisitions

           The following unaudited pro forma summary presents the consolidated results of operations as if the transactions which occurred during the period of January 1,1999 through March 31, 2000, had all occurred as of January 1, 1999, after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions and other transactions occurred as of January 1, 1999. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of (1) what would have occurred had the acquisitions and other transactions been made as of that date or (2) results which may occur in the future.

                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    1999               2000
                                                                    ----               ----
                                                                   (AMOUNTS IN THOUSANDS)
               Net Revenues                                      $ 60,010           $ 71,365
               Net loss before losses on sale of assets            (4,863)              (142)
               Net loss                                            (4,867)              (142)

3.         DEBT

           The Company has a bank credit agreement (the "Bank Facility") with a syndicate of banks which provides for senior secured credit of $650.0 million consisting of: (1) a $325.0 million reducing revolving credit facility ("Revolver") and (2) a $325.0 million multi-draw term loan ("Term Loan"), to be fully drawn no later than September 29, 2000, in a maximum of four draws of no less than $50.0 million each. The Revolver and Term Loan, which mature on September 30, 2007, each reduce on a quarterly basis beginning September 30, 2002 in quarterly amounts that vary from $12.2 million to $16.3 million for each loan. As of March 31, 2000, the Company had approximately $472.5 million of borrowings outstanding under the Bank Facility, in addition to outstanding Letters of Credit in the amounts of $7.5 million and $5.0 million.

           In January, 2000, the Company entered into interest rate collar transactions with different banks to hedge a portion of its variable rate debt under the Bank Facility and also to comply with a covenant under the Bank Facility. Each transaction is comprised of two transactions entered into simultaneously for a rate cap and for a rate floor. Under these transactions, the Company's base LIBOR can not exceed the cap nor can the Company's base LIBOR be less than the floor at the time of any quarterly reset date. The total notional amount of these transactions is $168.0 million. The interest rates for the floor varies from 6.25% to 6.34% and the interest rates for the cap varies from 7.50% to 8.25%, with each of these transactions having a term which varies from 24 months to 30 months.

4.         COMMITMENTS AND CONTINGENCIES

Pending Acquisitions

           The Company entered into a preliminary agreement on February 6, 1996, to acquire the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation ("Royce"), subject to approval by the FCC, for a purchase price of $25.0 million. Notwithstanding efforts by the Company to pursue this transaction, Royce has been nonresponsive. On July 28, 1999, the Company commenced a legal action seeking to enforce this agreement, and subsequently Royce filed a cross-complaint against the Company asking for damages, an injunction and costs and filed a separate action against the Company's President. This separate action against the Company's President was dismissed without leave to amend in February 2000. The Company intends to pursue its legal action against Royce and seek dismissal of the cross-complaint. However, the Company cannot determine if and when the transaction might occur.

           On December 16, 1999, the Company completed the acquisition of 41 of 46 radio stations from Sinclair Broadcast Group ("Sinclair"). Of the five remaining radio stations under agreement with Sinclair, the Company expects to acquire, (1) subject to FCC approval, for $0.6 million, the assets of WKRF-FM (currently operating under a time brokerage agreement), serving the Wilkes-Barre/Scranton, Pennsylvania radio market where the Company already owns eight radio stations and (2) subject to FCC and Department of Justice approval, for $122.0 million, the assets of KCFX-FM, KQRC-FM, KCIY-FM and KXTR-FM, serving the Kansas City radio market, where the Company already owns seven radio stations. In connection with the purchase of the four Kansas City radio stations, federal broadcasting regulations require the Company to divest three stations. To comply with these regulations, the Company will sell three stations for cash (see Note 7). Pursuant to the acquisition of the four Kansas City radio stations from Sinclair, the purchase price increased by approximately $1.8 million as of March 23, 2000, and will increase by approximately $0.9 million for each 30 day period thereafter until the later of the closing or the termination of the agreement.

           On February 17, 2000, the Company entered into an agreement to acquire WHYZ-AM, a radio station serving the Greenville, South Carolina radio market, from WHYZ Radio, L.P. ("WHYZ") in the amount of $1.5 million in cash. On May 4, 2000, the Company accepted an offer by WHYZ to terminate this transaction without penalty to either party.

           On February 17, 2000 and March 10, 2000, the Company entered into separate asset purchase agreements to acquire KDGS-FM and KAYY-FM, two radio stations serving the Wichita, Kansas radio market from Gary and Viola Violet ("Violet") in the total amount of $5.2 million in cash. It is anticipated that these transactions will close in the second calendar quarter of 2000.

Contingencies

           The Company is subject to various outstanding claims which arose in the ordinary course of business and to other legal proceedings. In the opinion of management, any liability of the Company which may arise out of or with respect to these matters will not materially affect the financial position, results of operations or cash flows of the Company.

5.         CONVERTIBLE  PREFERRED SECURITIES

           On September 30, 1999, the Company entered into an agreement to sell 2,500,000 Convertible Preferred Securities, Term Income Deferrable Equity Securities ("TIDES"), including underwriters' over-allotments at an offering price of $50.00 per security. Subject to certain deferral provisions, the trust pays quarterly calendar distributions. The first distribution was paid on December 31, 1999. The TIDES represent undivided preferred beneficial ownership interests in the assets of the trust. The trust used the proceeds to purchase from the Company an equal amount of 6-1/4% Convertible Subordinated Debentures due 2014. The Company owns all of the common securities issued by the trust. The trust exists for the sole purpose of issuing the common securities and the TIDES. The trust is a wholly-owned subsidiary of the Company, with the sole assets of the trust consisting of the $125.0 million aggregate principal amount of the Company's 6-1/4% Convertible Subordinated Debentures due September 30, 2014. The Company has entered into several contractual arrangements for the purpose of fully, irrevocably and unconditionally guaranteeing the trust's obligations under the TIDES. The holders of the TIDES have a preference with respect to each distribution and amounts payable upon liquidation, redemption or otherwise over the holders of the common securities of the trust. Each TIDES is convertible into shares of the Company's Class A Common Stock at the rate of
1.1364 shares of Class A Common Stock for each TIDES. The Company completed this offering on October 6, 1999, and issued 2,500,000 TIDES at $50.00 per TIDES. The net proceeds to the Company after deducting underwriting discounts and other offering expenses, was $120.5 million.


6.         SHAREHOLDERS' EQUITY

           During the three months ended March 31, 1999 and the three months ended March 31, 2000, the Company issued non-qualified options to purchase 798,111 shares and 467,750 shares, respectively, of its Class A Common Stock at prices ranging from $18.00 to $31.88 and $31.88 to $59.44, respectively, per share. All of the options become exercisable over a four-year period. In connection with the grant of options with exercise prices below fair market value at the time of grant and the grant of options issued to non-employees, the Company recognized non-cash stock-based compensation expense in the amount of $52,000 and $173,000 for the three months ended March 31, 1999 and 2000, respectively.

           During the three months ended March 31, 1999 and the three months ended March 31, 2000, the Company issued certain Restricted Stock awards, consisting of rights to 11,112 shares and 5,000 shares, respectively, of Class A Common Stock. Such shares vest ratably on each of the next four anniversary dates of the grant. In connection with these awards, the Company recognized non-cash stock-based compensation expense in the amount of $10,400 and $31,000 for the three months ended March 31, 1999 and 2000, respectively.

7.         SUBSEQUENT EVENTS

           On May 4, 2000, the Company accepted an offer by WHYZ to terminate an agreement between the Company and WHYZ without penalty to either party (see Note
4).

           On May 9, 2000, Chase Capital converted 300,000 shares of Class C Common Stock to 300,000 shares of Class A Common Stock.

           On May 11, 2000, the Company entered into an agreement to sell to Susquehanna Radio Corp. for $113.0 million in cash, the assets of three radio stations serving the Kansas City radio market. The three stations consist of two stations currently owned by the Company, KCMO-AM and KCMO-FM and one station, KCFX-FM (including the contract rights to broadcast the Kansas City Chief football games) that is included as part of the four Kansas City stations under agreement with the Sinclair Broadcast Group (see Note 4). The Company expects to close on this transaction in the third quarter of the year 2000.

          On May 11, 2000, the Company entered into an asset purchase agreement with Woodward Communications, Inc. to acquire WOLX-FM, WMMM-FM and WYZM-FM for $14.6 million in cash, serving the Madison, Wisconsin radio market. The Company expects to close on this transaction in the third quarter of the year 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           This report contains, in addition to historical information, statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements reflect our current views and are based on certain assumptions. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, but not limited to, the following: (1) the possibility that our acquisition of the four stations from Sinclair in the Kansas City market will not be consummated; (2) the highly competitive nature of, and new technologies in, the radio broadcasting industry; (3) our dependence upon our Seattle radio stations; (4) the risks associated with our acquisition strategy generally; (5) the control of us by Joseph M. Field and members of his immediate family; (6) our vulnerability to changes in federal legislation or regulatory policy; and (7) those matters discussed below.

GENERAL

           Founded in 1968, we are the fourth largest radio broadcasting company in the United States based upon pro forma 1999 gross revenues derived from the latest edition of BIA Consulting, Inc., after giving effect to all completed transactions and acquisitions awaiting approval at the Federal Communications Commission. We have assembled a nationwide portfolio of 95 owned or operated stations, including acquisitions that are pending, and after our required divestiture of three stations in Kansas City. This portfolio consists of 95 stations (61 FM and 34 AM) in 18 markets, including 12 of the country's top 50 radio advertising markets. Our station groups rank among the three largest clusters, based on Duncan's Radio Market Guide (1999 ed.) 1998 gross revenues, in 17 of our 18 markets.

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

           Several factors may adversely affect a radio broadcasting company's performance in any given period. In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. Typically, revenues are lowest in the first calendar quarter of the year. We generally incur advertising and promotional expenses to increase "listenership" and Arbitron ratings. However, since Arbitron reports ratings quarterly, any increased ratings and therefore increased advertising revenues tend to lag behind the incurrence of advertising and promotional spending.

           Radio broadcasting companies often derive revenues from time brokerage agreements and joint sales agreements. In a time brokerage agreement, a radio station operator will enter into an agreement to provide a substantial amount of the broadcast programming for a radio station that is owned by a separate licensee. In a joint sales agreement, a licensed radio station operator agrees to sell commercial advertising for a radio station that is owned by a separate licensee. Typically, we use time brokerage agreements and joint sales agreements to operate radio stations that we have agreed to acquire prior to the time that the acquisition is completed. We include revenues recognized under a time brokerage agreement or a similar sales agreement for stations operated by us prior to acquiring the stations in net revenues, while we reflect operating expenses associated with these stations in station operating expenses. Consequently, there is no difference in the method of revenue and operating expense recognition between a station operated by us under a time brokerage agreement or joint sales agreement and a station owned and operated by us.

           In the following analysis, we discuss broadcast cash flow and after tax cash flow. Broadcast cash flow consists of operating income before depreciation and amortization, net expense (income) from time brokerage agreement fees, corporate general and administrative expenses and gain or loss on sale of assets. After tax cash flow consists of net income (pro forma after tax cash flow consists of pro forma net income) minus gain on sale of assets (net of tax) or plus loss on sale of assets (net of tax benefit), plus the following: depreciation and amortization, non-cash compensation expense (which is otherwise included in corporate general and administrative expense) and the amount of the deferred tax provision (or minus the deferred tax benefit). Broadcast cash flow margin represents broadcast cash flow as a percentage of net revenue. Although broadcast cash flow, broadcast cash flow margin and after tax cash flow are not measures of performance or liquidity calculated in accordance with generally accepted accounting principles, we believe that these measures are useful to an investor in evaluating our performance because they are widely used in the broadcast industry to measure a radio company's operating performance. However, you should not consider broadcast cash flow, broadcast cash flow margin and after tax cash flow in isolation or as substitutes for operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. In addition, because broadcast cash flow, broadcast cash flow margin and after tax cash flow are not calculated in accordance with generally accepted accounting principles, they are not necessarily comparable to similarly titled measures employed by other companies.

           We calculate "same station" growth by (1) comparing the performance of stations operated by us throughout a relevant period to the performance of those same stations (whether or not operated by us) in the prior year's corresponding period excluding the effect of barter revenues and expenses and discontinued operations and (2) averaging those growth rates for the period presented. "Same station broadcast cash flow margin" is the broadcast cash flow margin of the stations included in our same station calculations. For purposes of the following discussion, pro forma net income represents historical income before income taxes, adjusted as if we were treated as a C Corporation during all relevant periods at an effective tax rate of 38%, applied to income before income taxes, including permanent differences between tax and book income.

RESULTS OF OPERATIONS

           The following presents the results of our operations for the three months ended March 31, 2000 and March 31, 1999, and should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Our results of operations represent the operations of the radio stations owned or operated pursuant to time brokerage agreements or joint sales agreements during the relevant periods.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

                                                                                   THREE MONTHS ENDED
                                                                                   ------------------
                                                                        MARCH 31, 1999               MARCH 31, 2000
                                                                                 (AMOUNTS IN THOUSANDS)
NET REVENUES                                                               $39,599                      $70,877
                                            Increase of                    $31,278 or      79.0%
                                            --------------------------------------------------------------------

           Net revenues increased 79.0% to $70.9 million for the three months ended March 31, 2000 from $39.6 million for the three months ended March 31, 1999. Of the increase, $22.4 million is attributable to stations that we acquired or that we were in the process of acquiring since January 1, 1999. On a same station basis, net revenues increased 18.9% to $69.7 million from $58.6 million. Same station revenue growth was led by increases in Sacramento, Seattle, Boston, Norfolk, Milwaukee and Greenville due to improved selling efforts.

                                                                                    THREE MONTHS ENDED
                                                                                    ------------------
                                                                       MARCH 31, 1999                MARCH 31, 2000
                                                                                   (AMOUNTS IN THOUSANDS)
STATION OPERATING EXPENSES                                                 $28,909                      $46,193
                                            Increase of                    $17,284 or      59.8%
                                            --------------------------------------------------------------------
Percentage of Net Revenues                                                    73.0%                        65.2%

           Station operating expenses increased 59.8% to $46.2 million for the three months ended March 31, 2000 from $28.9 million for the three months ended March 31, 1999. Of the increase, $14.9 million is attributable to stations that we acquired or that we were in the process of acquiring since January 1, 1999. On a same station basis, station operating expenses increased 7.7 % to $44.9 million from $41.7 million.

                                                                                     THREE MONTHS ENDED
                                                                                     ------------------
                                                                        MARCH 31, 1999               MARCH 31, 2000
                                                                                   (AMOUNTS IN THOUSANDS)
DEPRECIATION AND AMORTIZATION                                               $4,861                      $10,477
                                            Increase of                     $5,616 or      115.5%
                                            --------------------------------------------------------------------
Percentage of Net Revenues                                                    12.3%                        14.8%

           Depreciation and amortization increased 115.5% to $10.5 million for the three months ended March 31, 2000 from $4.9 million for the three months ended March 31, 1999. The increase was mainly attributable to our acquisitions since January 1, 1999.

                                                                                     THREE MONTHS ENDED
                                                                                     ------------------
                                                                        MARCH 31, 1999               MARCH 31, 2000
                                                                                  (AMOUNTS IN THOUSANDS)
CORPORATE GENERAL AND
 ADMINISTRATIVE EXPENSES                                                    $1,801                       $3,167
                                            Increase of                     $1,366 or        75.8%
                                            --------------------------------------------------------------------
Percentage of Net Revenues                                                     4.5%                         4.5%

           Corporate general and administrative expenses increased 75.8% to $3.2 million for the three months ended March 31, 2000 from $1.8 million for the three months ended March 31, 1999. The increase was mainly attributable to higher administrative expenses associated with supporting our growth. Also included is non-cash stock-based compensation expense of $0.2 million for the three months ended March 31, 2000 and $0.1 million for the three months ended March 31, 1999.

                                                                                     THREE MONTHS ENDED
                                                                                     ------------------
                                                                       MARCH 31, 1999               MARCH 31, 2000
                                                                                 (AMOUNTS IN THOUSANDS)
INTEREST EXPENSE (INCLUDING FINANCING
 COST OF TIDES)                                                             $3,586                      $11,343
                                            Increase of                     $7,757 or       216.3%
                                            --------------------------------------------------------------------
Percentage of Net Revenues                                                     9.1%                        16.0%

           Interest expense, including the financing cost on our 6-1/4% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES), increased 216.3% to $11.3 million for the three months ended March 31, 2000 from $3.6 million for the three months ended March 31, 1999. The increase in interest expense was mainly attributable to an increase in outstanding indebtedness used to fund the acquisition of radio station assets and the financing cost on the TIDES, net of a reduction in outstanding indebtedness due to the use of the proceeds from our October 1999 Class A Common Stock and TIDES offerings.

                                                                                   THREE MONTHS ENDED
                                                                                   ------------------
                                                                       MARCH 31, 1999               MARCH 31, 2000
                                                                                (AMOUNTS IN THOUSANDS)
INCOME (LOSS) BEFORE INCOME TAXES
 (BENEFIT)                                                                   $334                       ($208)
                                            Decrease of                     ($542)
                                            --------------------------------------------------------------------
Percentage of Net Revenues                                                    0.8%                       (0.3%)

           Income (loss) before income taxes (benefit) decreased to a loss of $0.2 million for the three months ended March 31, 2000 from income of $0.3 million for the three months ended March 31, 1999. Of the decrease, $8.2 million is attributable to an increase in net interest expense and financing cost as a result of the factors described above, offset by an increase in operating income of $7.7 million.

                                                                                   THREE MONTHS ENDED
                                                                                   ------------------
                                                                      MARCH 31, 1999                MARCH 31, 2000
                                                                                 (AMOUNTS IN THOUSANDS)
NET LOSS                                                                 ($80,427)                        ($86)
                                            Decrease of                   $80,341
                                            --------------------------------------------------------------------

           Net loss decreased to $0.1 million for the three months ended March 31, 2000 from $80.4 million for the three months ended March 31, 1999. Of the decrease, $79.8 million is attributable to the recording of a one-time non-cash deferred income tax expense of $79.8 million as a result of the revocation of our S Corporation election and our conversion to a C Corporation during the three months ended March 31, 1999. We recorded this expense to reflect the cumulative effect of temporary differences between the tax and financial reporting bases of our assets and liabilities attributable to our conversion to a C Corporation.

                                                                                    THREE MONTHS ENDED
                                                                                    ------------------
                                                                        MARCH 31, 1999               MARCH 31, 2000
                                                                                 (AMOUNTS IN THOUSANDS)
NET LOSS TO PRO FORMA NET INCOME                                             $207                        ($86)
                                            Decrease of                     ($293)
                                            --------------------------------------------------------------------

           Net income decreased to a loss of $0.1 million for the three months ended March 31, 2000 from pro forma net income of $0.2 million for the three months ended March 31, 1999. Of the decrease, $4.9 million is attributable an increase in net interest expense and financing cost, net of tax, as a result of an increase in outstanding indebtedness used to fund the acquisition of radio stations and the financing cost on the TIDES, net of a reduction in outstanding indebtedness due to the use of the proceeds from our October 1999 Class A Common Stock and TIDES offerings, offset by an increase in operating income of $4.6 million, net of tax, due to improved operations of existing radio stations and the acquisitions of new radio stations.

OTHER DATA                                                                          THREE MONTHS ENDED
                                                                                    ------------------
                                                                         MARCH 31, 1999               MARCH 31, 2000
                                                                                 (AMOUNTS IN THOUSANDS)
BROADCAST CASH FLOW                                                        $10,690                      $24,684
                                            Increase of                    $13,994 or       130.9%
                                            --------------------------------------------------------------------

           Broadcast cash flow increased 130.9% to $24.7 million for the three months ended March 31, 2000 from $10.7 million for the three months ended March 31, 1999. Of the increase, $7.6 million is attributable to stations that we acquired or that we were in the process of acquiring since January 1, 1999. On a same station basis, broadcast cash flow increased 46.8% to $24.7 million from $16.8 million.

                                                                                     THREE MONTHS ENDED
                                                                                     ------------------
                                                                        MARCH 31, 1999                MARCH 31, 2000
                                                                                   (AMOUNTS IN THOUSANDS)
BROADCAST CASH FLOW MARGIN                  Increase of                      27.0%                        34.8%
                                            --------------------------------------------------------------------

           The broadcast cash flow margin increased to 34.8% for the three months ended March 31, 2000 from 27.0% for the three months ended March 31, 1999. The increase is attributable to improved revenues and expense management. On a same station basis, our broadcast cash flow margin increased to 35.0% from 29.0%.

                                                                                      THREE MONTHS ENDED
                                                                                      ------------------
                                                                          MARCH 31, 1999              MARCH 31, 2000
                                                                                  (AMOUNTS IN THOUSANDS)
AFTER TAX CASH FLOW TO PRO FORMA AFTER
 TAX CASH FLOW                                                              $6,400                       $14,968
                                            Increase of                     $8,568 or        133.9%
                                            --------------------------------------------------------------------

           After tax cash flow increased 133.9% to $15.0 million for the three months ended March 31, 2000 from pro forma after tax cash flow of $6.4 million for the three months ended March 31, 1999. The increase is attributable to improved operations of existing stations and the net effect of newly acquired properties, taking into consideration pro forma income taxes as though we had reported as a C Corporation during the entire three month period ended March 31, 1999. The amount of the deferred income tax expense was $4.4 million for the three months ended March 31, 2000 and the amount of the pro forma deferred income tax expense was $1.3 million for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

           We use a significant portion of our capital resources to consummate acquisitions. These acquisitions are funded from one or a combination of the following sources: (1) our bank facility (described below); (2) the swapping of our radio stations in transactions which qualify as "like-kind" exchanges under
Section 1031 of the Internal Revenue Code; and (3) internally-generated cash flow.

           Net cash flows provided by operating activities were $3.1 million and $8.0 million for the three months ended March 31, 2000 and 1999, respectively. Changes in our net cash flows provided by operating activities are primarily a result of changes in advertising revenues and station operating expenses, which are affected by the acquisition of stations during those periods. The acquisition of 41 radio stations from Sinclair on December 16, 1999 and five radio stations from Wichita Trust on February 23, 2000, had a significant impact on the current period's cash flow due to an increase in accounts receivable and prepaid expenses, offset by an increase in accounts payable, accrued liabilities and income taxes payable.

           Net cash flows used by investing activities were $11.3 million for the three months ended March 31, 2000 and net cash flows provided by investing activities were $14.5 million for the three months ended March 31, 1999. Net cash flows provided by financing activities were $7.4 million and net cash flows used by financing activities were $21.7 million for the three months ended March 31, 2000 and 1999, respectively. The cash flows for the three months ended March 31, 2000 reflect an acquisition consummated and the related borrowing. The cash flows for the three months ended March 31, 1999 reflect (1) an acquisition consummated and the related borrowing; (2) net proceeds from our initial public offering and the related payment of long-term debt; (3) use of the proceeds from the sale of the Tampa stations and (4) the partial payment of the distribution to our S Corporation Shareholders.

           On February 23, 2000, we borrowed approximately $7.5 million under our bank facility to fund the $8.0 million acquisition of five stations in Wichita. As of March 31, 2000, we had $472.5 million of borrowings outstanding under our bank facility in addition to outstanding letters of credit in the amounts of $5.0 million and $7.5 million. A significant amount of this indebtedness was incurred in connection with the acquisition of 41 of Sinclair's radio stations in December 1999, for a purchase price of $700.4 million in cash. We expect to use the credit available under the revolving credit facility and multi-draw term loan to fund: (1) the remaining assets under the Sinclair acquisition, including the four Kansas City stations and (2) pending and future acquisitions. In connection with the Sinclair acquisition, we have agreed to purchase $5.0 million of advertising time on television stations owned and/or programmed by Sinclair and its affiliates at prevailing rates over the next five years. This commitment was $5.0 million as of March 31, 2000. Further, if Sinclair rightfully terminates the asset purchase agreement for the four Kansas City stations, Sinclair may be entitled to receive liquidated damages from us in the maximum amount of $7.0 million. In addition, as of March 23, 2000, the purchase price increased by approximately $1.8 million and will increase by approximately $0.9 million for each 30 day period thereafter for so long as the Kansas City market has not closed.

           In addition to debt service and quarterly distributions under the TIDES, our principal liquidity requirements are for working capital and general corporate purposes, including capital expenditures, and, if appropriate opportunities arise, acquisitions of additional radio stations. For the fiscal year 2000, we estimate that capital expenditures will be between $10.0 and $13.0 million. We believe that cash from operating activities, together with available revolving and term credit borrowings under our bank facility, should be sufficient to permit us to meet our financial obligations and fund our operations. However, we may require additional financing for future acquisitions, if any, and we can not assure you that we will be able to obtain such financing on terms considered to be favorable by us.

           We entered into our bank facility as of December 16, 1999, with a syndicate of banks for a $650.0 million in senior credit consisting of: (1) a $325.0 million reducing revolving credit facility and (2) a $325.0 multi-draw term loan, to be fully drawn no later than September 29, 2000 in a maximum of four draws of no less than $50.0 million each. Our bank facility was established to: (1) refinance existing indebtedness; (2) provide working capital; and (3) fund corporate acquisitions. At our election, interest on any outstanding principal accrues at a rate based on either LIBOR plus a spread which ranges from 0.75% to 2.375% or on the prime rate plus a spread of up to 1.125%, depending on our leverage ratio. The availability under our revolving credit facility and term loan, which mature on September 30, 2007, reduces on a quarterly basis beginning September 30, 2002 in quarterly amounts that vary from $12.2 million to $16.3 million for each loan. Our bank facility requires us to comply with certain financial covenants and leverage ratios that are defined terms within the agreement. We believe we are in compliance with the covenants and leverage ratios. Our bank facility also provides that at any time prior to December 31, 2001, we may solicit additional incremental loans of up to $350.0 million, and we will be governed under the same terms as the term loan.

RECENT PRONOUNCEMENTS

           In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. In June, 1999, the FASB issued SFAS No. 137 which extends the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000, and should not be applied retroactively to financial statements of prior periods. Management has not completed a full evaluation of the applicability of SFAS No. 133.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Our bank facility requires us to protect ourselves from interest rate fluctuations through the use of derivative rate hedging instruments. As a result, we have entered into various interest rate transactions with various banks, which we define as "Rate Hedging Transactions", designed to mitigate our exposure to significantly higher floating interest rates. A rate cap agreement establishes an upper limit or "cap" for the base LIBOR rate and a rate floor agreement establishes a lower limit or "floor" for the base LIBOR rate. Several of the agreements cover a rate cap and a rate floor and have been entered into simultaneously with the same bank. Swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and the bank pay to us a variable rate equal to three-month LIBOR. Currently, we have Rate Hedging Transactions in place for a total notional amount of $253.0 million.

           All of the Rate Hedging Transactions are tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. Any increase in the three-month LIBOR rate results in a more favorable valuation of each of the Rate Hedging Transactions, while any decrease in the three-month LIBOR rate results in a less favorable valuation of each of the Rate Hedging Transactions. The three-month LIBOR rate at March 31, 2000 was higher than the rate at December 31, 2000. This increase resulted in unrecognized gains by us from the Rate Hedging Transactions.

           See also additional disclosures regarding "Liquidity and Capital Resources" made under Item 2, above.

                                     PART II

                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           We are from time to time involved in litigation incidental to the conduct of our business, but we are not a party to any lawsuit or proceeding which, in our opinion, is likely to have a material adverse effect on us.

           We entered into a preliminary agreement on February 6, 1996, to acquire the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation, subject to approval by the Federal Communications Commission, for a purchase price of $25.0 million. Notwithstanding our efforts to pursue this transaction, the seller was non-responsive. On July 28, 1999, we commenced a legal action seeking to enforce this agreement, and subsequently the seller filed a cross-complaint against us asking for damages, an injunction and costs and filed a separate action against our President. This separate action against our President was dismissed without leave to amend in February 2000. We intend to pursue legal action against the seller and seek dismissal of the cross-complaint. However, we cannot determine if and when the transaction might occur.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None to report.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None to report.

ITEM 5.    OTHER INFORMATION

None to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

Exhibit
Number                          Description
------                          -----------
 3.01                      Amended and Restated Articles of Incorporation of the
                           Registrant (2)

 3.02                      Amended and Restated Bylaws of the Registrant (2)

 4.01 Lock-up Release Agreement, dated as of May 6, 1999, between Chase Equity Associates L.P. and Credit
                           Suisse Boston Corporation (3)

 4.02                      Form of Indenture for the Convertible Subordinated
                           Debentures due 2014 among Entercom Communications
                           Corp., as issuer and Wilmington Trust Company, as indenture trustee (4)

10.01                      Registration Rights Agreement, dated as of May 21,
                           1996, between the Registrant and Chase Equity
                           Associates, L.P. (2)

10.02 Employment Agreement, dated June 25, 1993, between the Registrant and Joseph M. Field, as amended (2)

10.03                      Employment Agreement, dated December 17, 1998,
                           between the Registrant and David J. Field, as amended
                           (2)

10.04 Employment Agreement, dated December 17, 1998, between the Registrant and John C. Donlevie, as amended (2)

10.05 Employment Agreement, dated November 13, 1998, between the Registrant and Stephen F. Fisher (2)

10.06                      Entercom 1998 Equity Compensation Plan (2)

10.07 Asset Purchase Agreement, dated as of May 11, 2000, among the Registrant, Entercom Kansas City, LLC,
                           Entercom Kansas City License, LLC, and Susquehanna
                           Radio Corp. (See table of contents for list of omitted schedules and exhibits, which the Registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request) (1)

10.08 Credit Agreement, dated as of December 16, 1999, among Entercom Radio, LLC, as the Borrower, the Registrant, as a Guarantor, Banc of America
                           Securities LLC, as Sole Lead Arranger and Book
                           Manager, Key Corporate Capital, Inc., as
                           Administrative Agent, and Co-Documentation Agent,
                           Bank of America, N.A., as Syndication Agent, and
                           Co-Documentation Agent and the Financial Institutions listed therein (6)

10.09 Amended and Restated Asset Purchase Agreement, dated as of August 20, 1999, among the Registrant, Sinclair
                           Communications, Inc., WCGV, Inc., Sinclair Radio of
                           Milwaukee Licensee, LLC, Sinclair Radio of New
                           Orleans Licensee, LLC, Sinclair Radio of Memphis,
                           Inc., Sinclair Radio of Memphis Licensee, Inc.,
                           Sinclair Properties, LLC, Sinclair Radio of
                           Norfolk/Greensboro Licensee, L.P., Sinclair Radio of
                           Buffalo, Inc., Sinclair Radio of Buffalo Licensee,
                           LLC, WLFL, Inc., Sinclair Radio of Greenville
                           Licensee, Inc., Sinclair Radio of Wilkes-Barre, Inc.
                           and Sinclair Radio of Wilkes-Barre Licensee, LLC.
                           (See table of contents for list of omitted schedules and exhibits, which the Registrant hereby agrees to furnish supplementally to the Securities and Exchange
                           Commission upon request) (5)

10.10                      Asset Purchase Agreement, dated as of August 20,
                           1999, among the Registrant, Sinclair Communications,
                           Inc., Sinclair Media III, Inc. and Sinclair Radio of
                           Kansas City Licensee, LLC. (See table of contents for
                           list of omitted schedules and exhibits, which the
                           Registrant hereby agrees to furnish supplementally to
                           the Securities and Exchange Commission upon request
                           (5)

10.11                      Asset Purchase Agreement, dated as of August 13,
                           1998, among the Registrant, CBS Radio, Inc. and CBS
                           Radio License, Inc. (2)

10.12                      Time Brokerage Agreement, dated as of August 13,
                           1998, among the Registrant, CBS Radio, Inc. and CBS
                           Radio License, Inc. (2)

10.13                      Asset Purchase Agreement, dated as of August 13,
                           1998, among CBS Radio, Inc., CBS Radio License, Inc.,
                           ARS Acquisition II. And the Registrant (2)

10.14                      Time Brokerage Agreement, dated as of August 13,
                           1998, among CBS Radio, Inc., CBS Radio License, Inc.,
                           ARS Acquisition II, Inc. and the Registrant (2)

11.01                      Reconciliation of Earnings Per Share (1)


21.01                      Information Regarding Subsidiaries of the Registrant
                           (7)

27.01                      Financial Data Schedule (1)

(1)      Filed herewith.

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-61381).

(3) Incorporated by reference to the Company's Quarterly Report on Form 10Q. (File No. 001-14461)

(4) Incorporated by reference to the Company's Registration Statement on Form S-1. (File No. 333-86843)

(5) Incorporated by reference to the Company's Registration Statement on Form S-1. (File No. 333-86397)

(6) Incorporated by reference to the Company's Current Report on Form 8-K. (File No. 001-14461).

(7) Incorporated by reference to the Company's identically numbered exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999. (File No. 001-14461)

(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ENTERCOM COMMUNICATIONS CORP.
                                (Registrant)


Date: May 15, 2000              /s/ Joseph M. Field
                                -----------------------------------------------
                                Name: Joseph M. Field
                                Title: Chief Executive Officer

Date: May 15, 2000              /s/ David J. Field
                                -----------------------------------------------
                                Name: David J. Field
                                Title: President and Chief Operating Officer

Date: May 15, 2000              /s/ Stephen F. Fisher
                                -----------------------------------------------
                                Name: Stephen F. Fisher
                                Title: Senior Vice President and Chief Financial
                                       Officer