Form 10-Q
period 2000-06-30
ENTERCOM COMMUNICATIONS CORP
filed 2000-08-10
CIK 1067837

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                  For the quarterly period ended June 30, 2000

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

Class A Common Stock,  $.01 par value - 33,587,061      Shares Outstanding as of August 4, 2000
Class B Common Stock,  $.01 par value - 10,531,805      Shares Outstanding as of August 4, 2000
Class C Common Stock,  $.01 par value -  1,095,669      Shares Outstanding as of August 4, 2000

                          ENTERCOM COMMUNICATIONS CORP.

                                      INDEX

                                                                                                               PAGE

PART I -     FINANCIAL INFORMATION

   ITEM 1.   Financial Statements................................................................................    3

   ITEM 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations........................................................................   12

   ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk..........................................   19

PART II -    OTHER INFORMATION

   ITEM 1.   Legal Proceedings...................................................................................   20

   ITEM 2.   Changes in Securities and Use of Proceeds...........................................................   20

   ITEM 3.   Defaults Upon Senior Securities.....................................................................   20

   ITEM 4.   Submission of Matters to a Vote of Security Holders.................................................   20

   ITEM 5.   Other Information...................................................................................   21

   ITEM 6.   Exhibits and Reports on Form 8-K....................................................................   21

SIGNATURES   ....................................................................................................   23

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       DECEMBER 31, 1999 AND JUNE 30, 2000

                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)

                                     ASSETS

                                                                                       DECEMBER 31,           JUNE 30,
                                                                                           1999                 2000
                                                                                           ----                 ----


CURRENT ASSETS

     Cash and cash equivalents                                                              $11,262             $10,952
     Accounts receivable, net of allowance for doubtful accounts                             51,926              76,726
     Prepaid expenses and deposits                                                            4,247               3,672
     Prepaid and refundable federal and state income taxes                                                        2,990
     Deferred tax assets                                                                      1,773               2,159
     Station acquisition deposits                                                             1,212               1,943
     Assets held under agreement of sale                                                                         13,896
                                                                                    ----------------     ---------------

Total current assets                                                                         70,420             112,338
                                                                                    ----------------     ---------------


INVESTMENTS, AT FAIR VALUE                                                                    9,870              14,353


PROPERTY AND EQUIPMENT -  AT COST
     Land and land easements and land improvements                                            9,833              10,045
     Building                                                                                 9,375              10,549
     Equipment                                                                               66,780              71,239
     Furniture and fixtures                                                                  11,338              11,742
     Leasehold improvements                                                                   6,565               8,755
                                                                                    ----------------     ---------------

                                                                                            103,891             112,330
    Accumulated depreciation                                                               (16,837)            (21,364)
                                                                                    ----------------     ---------------

                                                                                             87,054              90,966
    Capital improvements in progress                                                          3,369                 293
                                                                                    ----------------     ---------------

Net property and equipment                                                                   90,423              91,259

RADIO BROADCASTING LICENSES AND OTHER INTANGIBLES -NET                                    1,214,969           1,197,506

DEFERRED CHARGES AND OTHER ASSETS -NET                                                       10,366              10,315
                                                                                    ----------------     ---------------

TOTAL                                                                                    $1,396,048          $1,425,771
                                                                                    ================     ===============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       DECEMBER 31, 1999 AND JUNE 30, 2000

                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)

                                             LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                           DECEMBER 31,           JUNE 30,
                                                                                              1999                 2000
                                                                                              ----                 ----

        CURRENT LIABILITIES

             Accounts payable                                                               $18,380             $17,056
             Accrued liabilities:
               Salaries                                                                       6,188               6,652
               Interest                                                                       1,208               1,448
               Other                                                                            798               1,080
             Income taxes payable                                                               946
             Long-term debt due within one year                                                  10                  11
                                                                                    ----------------     ---------------
        Total current liabilities                                                            27,530              26,247
                                                                                    ----------------     ---------------
        SENIOR DEBT                                                                         465,760             477,254


        DEFERRED TAX LIABILITY                                                               91,147             100,628

                                                                                    ----------------     ---------------
              Total liabilities                                                             584,437             604,129
                                                                                    ----------------     ---------------


        COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE
              PREFERRED SECURITIES OF SUBSIDIARY HOLDING SOLELY CONVERTIBLE
              DEBENTURES OF THE COMPANY                                                     125,000             125,000

        COMMITMENTS AND CONTINGENCIES

        SHAREHOLDERS' EQUITY

              Preferred Stock

              Class A common stock                                                              333                 336
              Class B common stock                                                              105                 105
              Class C common stock                                                               14                  11
              Additional paid-in capital                                                    744,933             746,654
              Accumulated deficit                                                          (59,104)            (49,727)
              Unearned compensation                                                           (192)               (394)
              Accumulated other comprehensive income (loss)                                     522               (343)
                                                                                    ----------------     ---------------

        Total shareholders' equity                                                          686,611             696,642
                                                                                    ----------------     ---------------

        TOTAL                                                                            $1,396,048          $1,425,771
                                                                                    ================     ===============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     SIX MONTHS ENDED JUNE 30, 1999 AND 2000

             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                   (UNAUDITED)

                                                                                                SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                            1999                 2000
                                                                                            ----                 ----

     NET REVENUES                                                                           $95,545            $167,818

     OPERATING EXPENSES:
       Station operating expenses                                                            64,296             101,752
       Depreciation and amortization                                                         10,019              21,114
       Corporate general and administrative expenses                                          3,454               6,474
       Net expense from time brokerage agreement fees                                           652                   5
       (Gains) loss on sale of assets                                                         (467)                   7
                                                                                    ----------------      --------------
       Total operating expenses                                                              77,954             129,352
                                                                                    ----------------      --------------
     OPERATING INCOME                                                                        17,591              38,466
                                                                                    ----------------      --------------

     OTHER EXPENSE (INCOME) ITEMS:
       Interest expense                                                                       6,246              19,024
       Financing cost of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding solely convertible debentures
       of the Company                                                                                             3,906
       Interest income                                                                        (599)               (207)
                                                                                    ----------------      --------------
       Total other expense                                                                    5,647              22,723
                                                                                    ----------------      --------------

     INCOME BEFORE INCOME TAXES                                                              11,944              15,743

     INCOME TAXES
       Income taxes - C Corporation                                                           5,249               6,366
       Income taxes - S Corporation                                                             125
       Deferred income taxes for conversion from an S to a C Corporation                     79,845
                                                                                    ----------------      --------------
       Total income taxes                                                                    85,219               6,366
                                                                                    ----------------      --------------

     NET INCOME (LOSS)                                                                    ($73,275)              $9,377
                                                                                    ================      ==============

     NET INCOME (LOSS) PER SHARE

       Net income (loss) per share - basic and diluted                                      ($2.10)               $0.21
                                                                                    ================      ==============

     PRO FORMA DATA

     PRO FORMA NET INCOME DATA:
       Income before income taxes                                                           $11,944
       Pro forma income taxes                                                                 4,539
                                                                                    ----------------
     PRO FORMA NET INCOME                                                                    $7,405
                                                                                    ================

     PRO FORMA EARNINGS PER SHARE:
       Pro forma earnings per share - basic and diluted                                       $0.21
                                                                                    ================


     WEIGHTED AVERAGE SHARES:
       Basic                                                                             34,836,094          45,194,597
       Diluted                                                                           35,250,980          45,492,165


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 1999 AND 2000

             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                   (UNAUDITED)

                                                                                                THREE MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                             1999                 2000
                                                                                             ----                 ----
     NET REVENUES                                                                           $55,946             $96,941

     OPERATING EXPENSES:
         Station operating expenses                                                          35,387              55,559
         Depreciation and amortization                                                        5,158              10,637
         Corporate general and administrative expenses                                        1,653               3,307
         Net expense from time brokerage agreement fees                                                               1
         (Gains) on sale of assets                                                            (467)
                                                                                    ----------------      --------------
         Total operating expenses                                                            41,731              69,504
                                                                                    ----------------      --------------

     OPERATING INCOME                                                                        14,215              27,437
                                                                                    ----------------      --------------
     OTHER EXPENSE (INCOME) ITEMS:
         Interest expense                                                                     2,660               9,634
         Financing cost of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding solely convertible
           debentures of the Company                                                                              1,953
         Interest income                                                                       (55)               (101)
                                                                                    ----------------      --------------
         Total other expense                                                                  2,605              11,486
                                                                                    ----------------      --------------

     INCOME BEFORE INCOME TAXES                                                              11,610              15,951

     INCOME TAXES
         Income taxes - C Corporation                                                         4,458               6,488

                                                                                    ----------------      --------------
     NET INCOME                                                                              $7,152              $9,463
                                                                                    ================      ==============


     NET INCOME PER SHARE
         Net income per share - basic and diluted                                             $0.19               $0.21
                                                                                    ================      ==============

     WEIGHTED AVERAGE SHARES:
         Basic                                                                           37,168,280          45,201,185
         Diluted                                                                         37,583,166          45,506,460



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                     SIX MONTHS ENDED JUNE 30, 1999 AND 2000

                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED

                                                                                                 JUNE 30,

                                                                                         1999                 2000
                                                                                         ----                 ----

     NET INCOME (LOSS)                                                                 ($73,275)              $9,377

     OTHER COMPREHENSIVE LOSS (NET OF TAX BENEFIT)

         Unrealized losses on investments net of $229 million
         tax benefit in 2000                                                                  -                 (343)


                                                                                    ----------------      --------------
     COMPREHENSIVE INCOME (LOSS)                                                        ($73,275)             $9,034
                                                                                    ================      ==============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1999 AND 2000

             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                   (UNAUDITED)

                                                                                               SIX MONTHS ENDED
                                                                                       JUNE 30,                JUNE 30,

                                                                                         1999                    2000
                                                                                         ----                    ----
       OPERATING ACTIVITIES:

         Net income (loss)                                                                 ($73,275)                 $9,377
         Adjustments to reconcile net income (loss) to net cash
           provided by operating activities:
           Depreciation and amortization                                                     10,019                  21,114
           Deferred taxes                                                                    81,567                   9,095
           Non-cash stock-based compensation expense                                            219                     491
           (Gain) loss on disposition of assets                                                (467)                      7
           Changes in assets and liabilities which provided (used) cash:

              Accounts receivable                                                            (6,649)                (24,800)
              Prepaid expenses                                                                 (145)                    575
              Prepaid and refundable income taxes                                                                    (2,413)
              Accounts payable, accrued liabilities and income taxes payable                   (183)                 (1,284)
                                                                                   -----------------        ----------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                                  11,086                  12,162
                                                                                   -----------------        ----------------

       INVESTING ACTIVITIES:

           Acquisition of limited partnership interest                                       (3,138)

           Additions to property and equipment                                               (4,901)                 (4,483)
           Purchases of radio station assets                                                (60,968)                (13,183)
           Deferred charges and other assets                                                   (223)                   (692)
           Purchase of investments                                                                                   (5,926)
           Proceeds held in escrow from sale of Tampa stations                               75,000
           Station acquisition deposits                                                         187                    (731)
           Proceeds from sale of property, equipment and other assets                         1,162                      21
                                                                                   -----------------        ----------------
                  NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                            7,119                 (24,994)
                                                                                   -----------------        ----------------

       FINANCING ACTIVITIES:

           Net proceeds from initial public offering                                        236,157
           Proceeds from issuance of long-term debt                                          82,500                  22,000
           Payments of long-term debt                                                      (246,505)                (10,506)
           Proceeds from issuance of common stock related to incentive plans                                          1,028
           Dividends paid to S Corporation shareholders                                     (88,113)
                                                                                   -----------------        ----------------
                  NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                          (15,961)                 12,522
                                                                                   -----------------        ----------------

       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   2,244                    (310)
       CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           6,469                  11,262
                                                                                   -----------------        ----------------
       CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $8,713                 $10,952
                                                                                   =================        ================

       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION ----
          Cash paid during the period for:

             Interest                                                                        $6,301                 $20,484
                                                                                   =================        ================
            Interest paid for TIDES                                                                                  $3,906
                                                                                                            ================
             Income taxes                                                                    $1,652                    $440
                                                                                   =================        ================


       SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES -

       In connection with the Company's Initial Public Offering completed during the six months ended June 30, 1999, the Convertible Subordinated Note, net of deferred finance charges, of $96,400 was converted into equity.

       In connection with the issue of certain awards of Restricted Stock for 11,112 shares and 5,000 shares of Class A Common Stock for the six-month periods ended June 30, 1999 and June 30, 2000, respectively, the Company increased its additional paid-in-capital by $250 and $266 for the six-month periods ended June 30, 1999 and June 30, 2000, respectively.


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 1999 AND 2000

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

           Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. Certain prior year amounts have been reclassified to conform to the current year's presentation, which had no effect on financial position, net income or shareholders' equity.

           As a result of the revocation of its S Corporation election on January 28, 1999, and its conversion to a C Corporation, the Company recorded a deferred income tax expense of approximately $79.8 million in the prior year to reflect the cumulative effect of temporary differences between the tax and financial reporting bases of the Company's assets and liabilities attributable to the period prior to its conversion to a C Corporation.

           On January 29, 1999, the Company's Class A Common Stock began trading on the New York Stock Exchange.

           The unaudited pro forma net income and pro forma earnings per share data reflect adjustments for income taxes as if the Company had been subject to federal and state income taxes based upon a pro forma effective tax rate of 38% applied to taxable income before income taxes, which is adjusted for permanent differences between tax and book income, for the six-month period ending June 30, 1999.

           The net income (loss) per share and pro forma earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 and, are based on the weighted average number of shares of Common Stock outstanding and dilutive common equivalent shares which include stock options (using the treasury stock method). For the three-month and six-month periods ended June 30, 2000, the effect of the Term Income Deferrable Equity Securities ("TIDES") in the calculation of earnings per share was anti-dilutive.

2.       ACQUISITIONS

Completed Acquisitions
For the Six Months Ended June 30, 2000

           On February 23, 2000, the Company acquired from the Wichita Stations Trust ("Wichita Trust"), all of the assets related to radio stations KEYN-FM, KWCY-FM (formerly KWSJ-FM), KQAM-AM, KFH-AM and KNSS-AM, serving the Wichita, Kansas radio market for $8.0 million. Broadcasting licenses and other intangibles in the amount of $6.3 million were recorded in connection with this transaction.

                   On May 31, 2000, the Company acquired under two separate asset purchase agreements from Gary Viola and Ann Viola, substantially all of the assets related to radio stations KWSJ-FM (formerly KAYY-FM) and KDGS-FM, serving the Wichita, Kansas radio market for a total of $5.1 million. Broadcasting licenses and other intangibles in the amount of $4.8 million were recorded in connection with this transaction.

Unaudited Pro Forma Information for Acquisitions

           The following unaudited pro forma summary presents the consolidated results of operations as if the transactions which occurred during the period of January 1,1999 through June 30, 2000, had all occurred as of January 1, 1999, after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions and other transactions occurred as of January 1, 1999. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of (1) what would have occurred had the acquisitions and other transactions been made as of that date or (2) results which may occur in the future.


                                                                                 SIX MONTHS ENDED

                                                                                    JUNE 30,

                                                                              (AMOUNTS IN THOUSANDS)

                                                                             1999                            2000
                                                                             ----                            ----

        Net Revenues                                                      $142,132                        $168,306
        Net income (loss) before losses on sale of assets                   ($408)                           9,177
        Net income (loss)                                                   ($114)                           9,177
        Net earnings (loss) per share - basic and diluted                  ($0.00)                           $0.20


3.         DEBT

           The Company has a bank credit agreement (the "Bank Facility") with a syndicate of banks which provides for senior secured credit of $650.0 million consisting of: (1) a $325.0 million reducing revolving credit facility ("Revolver") and (2) a $325.0 million multi-draw term loan ("Term Loan"). The Revolver and Term Loan, which mature on September 30, 2007, each reduce on a quarterly basis beginning September 30, 2002 in quarterly amounts that vary from $12.2 million to $16.3 million for each loan. As of June 30, 2000, the Company had approximately $477.0 million of borrowings outstanding under the Bank Facility ($152.0 million under the Revolver and $325.0 million under the Term
Loan), in addition to outstanding Letters of Credit in the amounts of $7.5 million and $5.0 million.

           During the six months ended June 30, 2000, the Company entered into several interest rate collar transactions with different banks to hedge a portion of its variable rate debt under the Bank Facility and also to comply with a covenant under the Bank Facility. Each transaction is comprised of two transactions entered into simultaneously for a rate cap and for a rate floor. Under these transactions, the Company's base LIBOR can not exceed the cap nor can the Company's base LIBOR be less than the floor at the time of any quarterly reset date. The total notional amount of these transactions is $198.0 million. The interest rate for each of the floors varies from 6.00% to 6.34% and the interest rate for each of the caps varies from 7.50% to 8.50%, with each of these transactions having a term that varies from 24 months to 30 months.

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

           On December 16, 1999, the Company completed the acquisition of 41 of 46 radio stations from Sinclair Broadcast Group ("Sinclair"). Of the five remaining radio stations under agreement with Sinclair, the Company (1) expects to acquire, subject to FCC approval, for $0.6 million, the assets of WKRF-FM (currently operating under a time brokerage agreement), serving the Wilkes-Barre/Scranton, Pennsylvania radio market where the Company already owns eight radio stations and (2) acquired on July 20, 2000, for $126.6 million, the assets of KCFX-FM, KQRC-FM, KCIY-FM and KXTR-FM, serving the Kansas City radio market, where the Company already owns seven radio stations. In connection with the purchase of the four Kansas City radio stations, federal broadcasting regulations required the Company to divest in the Kansas City radio market three stations. To comply with these regulations, on July 20, 2000, the Company sold to Susquehanna Radio Corp. ("Susquehanna") three stations for cash (see below and Note 7).

           On February 17, 2000, the Company entered into an agreement to acquire WHYZ-AM, a radio station serving the Greenville, South Carolina radio market, from WHYZ Radio, L.P. ("WHYZ") in the amount of $1.5 million in cash. On May 4, 2000, the Company and WHYZ agreed to terminate this transaction without penalty to either party.

           On May 11, 2000, the Company entered into an asset purchase agreement with Woodward Communications, Inc. to acquire the assets of WOLX-FM, WMMM-FM and WYZM-FM, serving the Madison, Wisconsin radio market for a purchase price of $14.6 million in cash. The Company began operating these stations on May 25, 2000 under a time brokerage agreement. The Company expects to close on this transaction in the third quarter of the year 2000.

Pending Sales

           In connection with the divestiture of the Kansas City radio stations required by federal broadcasting regulations, on May 11, 2000, the Company entered into an agreement to sell to Susquehanna for $113.0 million in cash, the assets of three radio stations serving the Kansas City radio market. The three stations consist of two stations currently owned by the

Company, KCMO-AM and KCMO-FM and one station, KCFX-FM (including the contract rights to broadcast the Kansas City Chiefs football games) that is included as part of the four Kansas City stations under agreement with the Sinclair Broadcast Group (see above). On July 20, 2000, the Company completed these transactions with Sinclair and Susquehanna (see Note 7).

Contingencies

           The Company is subject to various outstanding claims which arose in the ordinary course of business and to other legal proceedings. In the opinion of management, any liability of the Company which may arise out of or with respect to these matters will not materially affect the financial position, results of operations or cash flows of the Company.

5.       CONVERTIBLE  PREFERRED SECURITIES

         On October 6, 1999, the Company sold 2,500,000 Convertible Preferred Securities, Term Income Deferrable Equity Securities ("TIDES"), including underwriters' over-allotments at an offering price of $50.00 per security. The net proceeds to the Company after deducting underwriting discounts and other offering expenses, was $120.5 million. Subject to certain deferral provisions, the trust pays quarterly calendar distributions. The first distribution was paid on December 31, 1999. The TIDES represent undivided preferred beneficial ownership interest in the assets of the trust. The trust used the proceeds to purchase from the Company an equal amount of 6.25% Convertible Subordinated Debentures due 2014. The Company owns all of the common securities issued by the trust. The trust exists for the sole purpose of issuing the common securities and the TIDES. The trust is a wholly-owned subsidiary of the Company, with the sole assets of the trust consisting of the $125.0 million aggregate principal amount of the Company's 6.25% Convertible Subordinated Debentures due September 30, 2014. The Company has entered into several contractual arrangements for the purpose of fully, irrevocably and unconditionally guaranteeing the trust's obligations under the TIDES. The holders of the TIDES have a preference with respect to each distribution and amounts payable upon liquidation, redemption or otherwise over the holders of the common securities of the trust. Each TIDES is convertible into shares of the Company's Class A Common Stock at the rate of
1.1364 shares of Class A Common Stock for each TIDES.


6.         SHAREHOLDERS' EQUITY

           During the six months ended June 30, 1999 and 2000, the Company issued non-qualified options to purchase 823,609 shares and 624,940 shares, respectively, of its Class A Common Stock at prices ranging from $18.00 to $34.00 and $40.25 to $59.44, respectively, per share. All of the options become exercisable over a four-year period. In connection with the grant of options with exercise prices below fair market value at the time of grant and the grant of options issued to non-employees, the Company recognized non-cash stock-based compensation expense in the amount of $170,000 and $428,000 for the six months ended June 30, 1999 and 2000, respectively, and $118,000 and $255,000 for the three months ended June 30, 1999 and 2000, respectively.

           During the six months ended June 30, 1999 and 2000, the Company issued certain Restricted Stock awards, consisting of rights to 11,112 shares and 5,000 shares, respectively, of Class A Common Stock. There were no Restricted Stock awards during the three months ended June 30, 1999 and 2000. Such shares vest ratably on each of the next four anniversary dates of the grant. In connection with these awards, the Company recognized non-cash stock-based compensation expense in the amounts of $26,000 and $63,000 for the six months ended June 30, 1999 and 2000, respectively, and $16,000 and $32,000 for the three months ended June 30, 1999 and 2000, respectively.

         On May 9, 2000, Chase Capital converted 300,000 shares of Class C Common Stock to 300,000 shares of Class A Common Stock. Also on the same date, an individual currently serving as a Class A Director, converted 1,167 shares of Class C Common Stock to 1,167 shares of Class A Common Stock.

7.       SUBSEQUENT EVENTS

         On July 20, 2000, the Company completed (1) the acquisition of the four Kansas City radio stations from Sinclair in the amount of $126.6 million in cash and (2) the sale of the three Kansas City radio stations to Susquehanna for $113.0 million in cash (see Note 4).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains, in addition to historical information, statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements reflect our current views and are based on certain assumptions. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, but not limited to, the following: (1) the highly competitive nature of, and new technologies in, the radio broadcasting industry;
(2) our dependence upon our Seattle radio stations; (3) the risks associated with our acquisition strategy generally; (4) the control of us by Joseph M. Field and members of his immediate family; (5) our vulnerability to changes in federal legislation or regulatory policy; and (6) those matters discussed below.

GENERAL

         Founded in 1968, we are the fifth largest radio broadcasting company in the United States based upon pro forma 1999 gross revenues derived from the latest edition of BIA Consulting, Inc., after giving effect to all completed transactions and acquisitions awaiting approval at the Federal Communications Commission. We have assembled a nationwide portfolio of 95 owned or operated stations, including acquisitions that are pending, and including our acquisition of four stations in Kansas City from Sinclair and our required divestiture of three stations in Kansas City to Susquehanna. This portfolio consists of 95 stations (61 FM and 34 AM) in 18 markets, including 12 of the country's top 50 radio advertising markets. Our station groups rank among the three largest clusters, based on Duncan's Radio Market Guide (2000 ed.) 1999 gross revenues, in 17 of our 18 markets.

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

         Radio broadcasting companies often derive revenues from time brokerage agreements and joint sales agreements. In a time brokerage agreement, a radio station operator will enter into an agreement to provide a substantial amount of the broadcast programming for a radio station that is owned by a separate licensee. In a joint sales agreement, a licensed radio station operator agrees to sell commercial advertising for a radio station that is owned by a separate independent licensee. Typically, we use time brokerage agreements to operate radio stations that we have agreed to acquire prior to the time that the acquisition is completed. We include revenues recognized under a time brokerage agreement or a similar sales agreement for stations operated by us prior to acquiring the stations in net revenues, while we reflect operating expenses associated with these stations in station operating expenses. In addition, during the time brokerage agreement period, we may incur a time brokerage fee and we do not realize any depreciation or amortization on the station assets. Joint Sales Agreements, where we sell the advertising on stations owned by another entity, are treated similarly. Consequently, there is generally, no significant difference in the method of revenue and operating expense recognition between a station operated by us under a time brokerage agreement or joint sales agreement and a station owned and operated by us.

         In the following analysis, we discuss broadcast cash flow, broadcast cash flow margin and after tax cash flow. Broadcast cash flow consists of operating income before depreciation and amortization, net expense (income) from time brokerage agreement fees, corporate general and administrative expenses and gain or loss on sale of assets. Broadcast cash flow margin represents broadcast cash flow as a percentage of net revenue. After tax cash flow consists of net income (pro forma after tax cash flow consists of pro forma net income) minus gain on sale of assets (net of tax) or plus loss on sale of assets (net of tax benefit), plus the following: depreciation and amortization, non-cash compensation expense (which is otherwise included in corporate general and administrative expense) and the amount of the deferred tax provision (or minus the deferred tax benefit). Although broadcast cash flow, broadcast cash flow margin and after tax cash flow are not measures of performance or liquidity calculated in accordance with generally accepted accounting principles, we believe that these measures are useful to an investor in evaluating our performance because they are widely used in the broadcast industry to measure a radio company's operating performance. However, you should not consider broadcast cash flow, broadcast cash flow margin and after tax cash flow in isolation or as substitutes for operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. In addition, because broadcast cash flow, broadcast cash flow margin and after tax cash flow are not calculated in accordance with generally accepted accounting principles, they are not necessarily comparable to similarly titled measures employed by other companies.

         We calculate "same station" growth by (1) comparing the performance of stations operated by us throughout a relevant period to the performance of those same stations (whether or not operated by us) in the prior year's corresponding period excluding the effect of barter revenues and expenses and discontinued operations and (2) averaging those growth rates for the period presented. "Same station broadcast cash flow margin" is the broadcast cash flow margin of the stations included in our same station calculations. For purposes of the following discussion, as it affects the prior year, pro forma net income represents historical income before income taxes, adjusted as if we were treated as a C Corporation during the period at an effective tax rate of 38%, applied to income before income taxes, including permanent differences between tax and book income.

RESULTS OF OPERATIONS

         The following presents the results of our operations for the six-month periods and three-month periods ended June 30, 2000 and June 30, 1999, and should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Our results of operations represent the operations of the radio stations owned or operated pursuant to time brokerage agreements or joint sales agreements during the relevant periods.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

                                                                               SIX MONTHS ENDED
                                                                               ----------------

                                                                  JUNE 30, 1999                  JUNE 30, 2000
                                                                            (AMOUNTS IN THOUSANDS)

NET REVENUES                                                               $95,545                     $167,818
                                            Increase of                    $72,273 or      75.6%
                                           ---------------------------------------------------------------------


         Net revenues increased 75.6% to $167.8 million for the six months ended June 30, 2000 from $95.5 million for the six months ended June 30, 1999. Of the increase, $51.9 million is attributable to stations that we acquired or that we were in the process of acquiring since January 1, 1999. On a same station basis, net revenues increased 18.0% to $164.6 million from $139.5 million. Same station revenue growth was led by increases in Sacramento, Boston, Seattle, Norfolk, Milwaukee and Greenville due to improved selling efforts.

                                                                               SIX MONTHS ENDED
                                                                               ----------------

                                                                  JUNE 30, 1999               JUNE 30, 2000
                                                                            (AMOUNTS IN THOUSANDS)
STATION OPERATING EXPENSES                                                 $64,296                     $101,752
                                            Increase of                    $37,456 or      58.3%
                                            --------------------------------------------------------------------
Percentage of Net Revenues                                                   67.3%                        60.6%


              Station operating expenses increased 58.3% to $101.8 million for the six months ended June 30, 2000 from $64.3 million for the six months ended June 30, 1999. Of the increase, $33.0 million is attributable to stations that we acquired or that we were in the process of acquiring since January 1, 1999. On a same station basis, station operating expenses increased 7.2% to $98.4 million from $91.8 million.

                                                                               SIX MONTHS ENDED
                                                                               ----------------

                                                                  JUNE 30, 1999               JUNE 30, 2000
                                                                            (AMOUNTS IN THOUSANDS)
DEPRECIATION AND AMORTIZATION                                              $10,019                      $21,114
                                            Increase of                    $11,095 or      110.7%
                                            --------------------------------------------------------------------
Percentage of Net Revenues                                                  10.5%                         12.6%

         Depreciation and amortization increased 110.7% to $21.1 million for the six months ended June 30, 2000 from $10.0 million for the six months ended June 30, 1999. The increase was mainly attributable to our acquisitions since January 1, 1999.

                                                                              SIX MONTHS ENDED
                                                                              ----------------

                                                                  JUNE 30, 1999               JUNE 30, 2000
                                                                            (AMOUNTS IN THOUSANDS)
CORPORATE GENERAL AND ADMINISTRATIVE
EXPENSES                                                                    $3,454                       $6,474
                                            Increase of                     $3,020 or      87.4%
                                            --------------------------------------------------------------------
Percentage of Net Revenues                                                    3.6%                         3.9%


         Corporate general and administrative expenses increased 87.4% to $6.5 million for the six months ended June 30, 2000 from $3.5 million for the six months ended June 30, 1999. The increase was mainly attributable to higher administrative expenses associated with supporting our growth. Also included is non-cash stock-based compensation expense of $0.5 million for the six months ended June 30, 2000 and $0.2 million for the six months ended June 30, 1999.


                                                                               SIX MONTHS ENDED
                                                                               ----------------

                                                                  JUNE 30, 1999               JUNE 30, 2000
                                                                            (AMOUNTS IN THOUSANDS)

INTEREST EXPENSE (INCLUDING FINANCING
 COST OF TIDES)                                                            $6,246                      $22,930

                                            Increase of                    $16,684 or      267.1%
                                            --------------------------------------------------------------------
Percentage of Net Revenues                                                    6.5%                        13.7%

          Interest expense, including the financing cost on our 6 1/4% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES), increased 267.1% to $22.9 million for the six months ended June 30, 2000 from $6.2 million for the six months ended June 30, 1999. The increase in interest expense was mainly attributable to an increase in outstanding indebtedness used to fund the acquisition of radio station assets and the financing cost on the TIDES, net of a reduction in outstanding indebtedness due to the use of the proceeds from our October 1999 Class A Common Stock and TIDES offerings.


                                                                               SIX MONTHS ENDED
                                                                               ----------------

                                                                  JUNE 30, 1999               JUNE 30, 2000
                                                                            (AMOUNTS IN THOUSANDS)
INCOME BEFORE INCOME TAXES                                                 $11,944                      $15,743
                                            Increase of                     $3,799 or      31.8%
                                            --------------------------------------------------------------------
Percentage of Net Revenues                                                   12.5%                         9.4%

          Income before income taxes increased 31.8% to $15.7 million for the six months ended June 30, 2000 from $11.9 million for the six months ended June 30, 1999. The increase in income before income taxes is mainly attributable to:
(1) an increase in operating income of $20.9 million offset by (2) an increase of $16.7 million in net interest expense and financing cost as a result of the factors described above.

                                                                               SIX MONTHS ENDED
                                                                               ----------------

                                                                  JUNE 30, 1999               JUNE 30, 2000
                                                                           (AMOUNTS IN THOUSANDS)
NET INCOME (LOSS)                                                        ($73,275)                       $9,377
                                            Increase  of                   $82,652
                                            --------------------------------------------------------------------

          Net income increased to $9.4 million for the six months ended June 30, 2000 from a loss of $73.3 million for the six months ended June 30, 1999, an increase of $82.7 million. Of the increase, $79.8 million is attributable to the absence this period of an adjustment made during the six months ended June 30, 1999 to record a one-time non-cash deferred income tax expense of $79.8 million as a result of the revocation of our S Corporation election and our conversion to a C Corporation. We recorded this expense to reflect the cumulative effect of temporary differences between the tax and financial reporting bases of our assets and liabilities attributable to our conversion to a C Corporation.


                                                                               SIX MONTHS ENDED
                                                                               ----------------

                                                                  JUNE 30, 1999               JUNE 30, 2000
                                                                            (AMOUNTS IN THOUSANDS)
NET INCOME TO PRO FORMA NET INCOME                                          $7,405                       $9,377
                                            Increase  of                    $1,972
                                            --------------------------------------------------------------------

                  Net income increased to $9.4 million for the six months ended June 30, 2000 from pro forma net income of $7.4 million for the six months ended June 30, 1999, an increase of $2.0 million. The increase in net income to pro forma net income is mainly attributable to: (1) an increase in operating income of $12.2 million, net of taxes and pro forma taxes, offset by (2) an increase of $9.9 million in net interest expense and financing cost, net of taxes and pro forma taxes, as a result of the factors described above.


OTHER DATA                                                                     SIX MONTHS ENDED
                                                                               ----------------

                                                                  JUNE 30, 1999               JUNE 30, 2000
                                                                            (AMOUNTS IN THOUSANDS)
BROADCAST CASH FLOW                                                        $31,249                      $66,066
                                            Increase of                    $34,817 or      111.4%
                                            --------------------------------------------------------------------

         Broadcast cash flow increased 111.4% to $66.1 million for the six months ended June 30, 2000 from $31.2 million for the six months ended June 30, 1999. Of the increase, $18.9 million is attributable to stations that we acquired or that we were in the process of acquiring since January 1, 1999. On a same station basis, broadcast cash flow increased 38.8% to $66.2 million from $47.7 million.

                                                                               SIX MONTHS ENDED
                                                                               ----------------

                                                                  JUNE 30, 1999               JUNE 30, 2000


BROADCAST CASH FLOW MARGIN                  Increase of                      32.7%                        39.4%
                                            --------------------------------------------------------------------

          The broadcast cash flow margin increased to 39.4% for the six months ended June 30, 2000 from 32.7% for the six months ended June 30, 1999. The increase is attributable to improved revenues and expense management. On a same station basis, our broadcast cash flow margin increased to 40.2% from 34.2%.


                                                                               SIX MONTHS ENDED
                                                                               ----------------

                                                                  JUNE 30, 1999               JUNE 30, 2000
                                                                            (AMOUNTS IN THOUSANDS)
AFTER TAX CASH FLOW TO PRO FORMA AFTER
 TAX CASH FLOW                                                             $20,215                      $40,084
                                            Increase of                    $19,869 or      98.3%
                                            --------------------------------------------------------------------

          After tax cash flow increased 98.3% to $40.1 million for the six months ended June 30, 2000 from pro forma after tax cash flow of $20.2 million for the six months ended June 30, 1999. The increase is attributable to improved operations of existing stations and the net effect of newly acquired properties, taking into consideration pro forma income taxes as though we had reported as a C Corporation during the entire six month period ended June 30, 1999. The amount of the deferred income tax expense was $9.1 million for the six months ended June 30, 2000 and the amount of the pro forma deferred income tax expense was $3.0 million for the six months ended June 30, 1999.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999



                                                                              THREE MONTHS ENDED
                                                                              ------------------
                                                                  JUNE 30, 1999               JUNE 30, 2000
                                                                            (AMOUNTS IN THOUSANDS)
NET REVENUES                                                               $55,946                      $96,941
                                            Increase of                    $40,995 or      73.3%
                                            --------------------------------------------------------------------


         Net revenues increased 73.3% to $96.9 million for the three months ended June 30, 2000 from $55.9 million for the three months ended June 30, 1999. Of the increase, $29.1 million is attributable to stations that we acquired or that we were in the process of acquiring since January 1, 1999. On a same station basis, net revenues increased 17.3% to $95.8 million from $81.7 million. Same station revenue growth was led by increases in Sacramento, Seattle, Boston, Milwaukee and Greenville due to improved selling efforts.


                                                                              THREE MONTHS ENDED
                                                                              ------------------

                                                                  JUNE 30, 1999               JUNE 30, 2000
                                                                            (AMOUNTS IN THOUSANDS)
STATION OPERATING EXPENSES                                                 $35,387                      $55,559
                                            Increase of                    $20,172 or      57.0%
                                            --------------------------------------------------------------------
Percentage of Net Revenues                                                   63.3%                        57.3%

         Station operating expenses increased 57.0% to $55.6 million for the three months ended June 30, 2000 from $35.4 million for the three months ended June 30, 1999. Of the increase, $17.7 million is attributable to stations that we acquired or that we were in the process of acquiring since January 1, 1999. On a same station basis, station operating expenses increased 7.3% to $54.6 million from $50.9 million.


                                                                              THREE MONTHS ENDED
                                                                              ------------------

                                                                  JUNE 30, 1999               JUNE 30, 2000
                                                                            (AMOUNTS IN THOUSANDS)
DEPRECIATION AND AMORTIZATION                                               $5,158                      $10,637
                                            Increase of                     $5,479 or      106.2%
                                            --------------------------------------------------------------------
Percentage of Net Revenues                                                    9.2%                        11.0%

         Depreciation and amortization increased 106.2% to $10.6 million for the three months ended June 30, 2000 from $5.2 million for the three months ended June 30, 1999. The increase was mainly attributable to our acquisitions since January 1, 1999.


                                                                              THREE MONTHS ENDED
                                                                              ------------------
                                                                  JUNE 30, 1999               JUNE 30, 2000
                                                                            (AMOUNTS IN THOUSANDS)
CORPORATE GENERAL AND ADMINISTRATIVE
 EXPENSES                                                                   $1,653                       $3,307
                                            Increase of                     $1,654 or      100.1%
                                            --------------------------------------------------------------------
Percentage of Net Revenues                                                    3.0%                         3.4%

         Corporate general and administrative expenses increased 100.1% to $3.3 million for the three months ended June 30, 2000 from $1.7 million for the three months ended June 30, 1999. The increase was mainly attributable to higher administrative expenses associated with supporting our growth. Also included is non-cash stock-based compensation expense of $0.3 million for the three months ended June 30, 2000 and $0.1 million for the three months ended June 30, 1999.


                                                                              THREE MONTHS ENDED
                                                                              ------------------
                                                                  JUNE 30, 1999               JUNE 30, 2000
                                                                            (AMOUNTS IN THOUSANDS)

INTEREST EXPENSE (INCLUDING FINANCING
 COST OF TIDES)                                                             $2,660                       $11,587
                                            Increase of                     $8,927 or      335.6%
                                            --------------------------------------------------------------------
Percentage of Net Revenues                                                    4.8%                        12.0%

         Interest expense, including the financing cost on our 6 1/4% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES), increased 335.6% to $11.6 million for the three months ended June 30, 2000 from $2.7 million for the three months ended June 30, 1999. The increase in interest expense was mainly attributable to an increase in outstanding indebtedness used to fund the acquisition of radio station assets and the financing cost on the TIDES, net of a reduction in outstanding indebtedness due to the use of the proceeds from our October 1999 Class A Common Stock and TIDES offerings.


                                                                              THREE MONTHS ENDED
                                                                              ------------------
                                                                  JUNE 30, 1999               JUNE 30, 2000
                                                                            (AMOUNTS IN THOUSANDS)
INCOME BEFORE INCOME TAXES                                                  $11,610                      $15,951
                                            Increase of                     $4,341 or      37.4%
                                            --------------------------------------------------------------------
Percentage of Net Revenues                                                   20.8%                        16.5%

         Income before income taxes increased to $16.0 million for the three months ended June 30, 2000 from $11.6 million for the three months ended June 30, 1999. The increase in income before income taxes is mainly attributable to:
(1) an increase in operating income of $13.2 million offset by (2) an increase of $8.9 million in net interest expense and financing cost as a result of the factors described above.


                                                                              THREE MONTHS ENDED
                                                                              ------------------
                                                                  JUNE 30, 1999               JUNE 30, 2000
                                                                            (AMOUNTS IN THOUSANDS)
NET INCOME                                                                  $7,152                       $9,463
                                            Increase of                     $2,311
                                            --------------------------------------------------------------------
Percentage of Net Revenues                                                   12.8%                         9.8%

         Net income increased to $9.5 million for the three months ended June 30, 2000 from $7.2 million for the three months ended June 30, 1999. The increase in net income is mainly attributable to: (1) an increase in operating income of $7.6 million, net of taxes, offset by (2) an increase of $5.3 million in net interest expense and financing cost, net of taxes, as a result of the factors described above.


OTHER DATA                                         THREE MONTHS ENDED
                                                   ------------------
                                        JUNE 30, 1999              JUNE 30, 2000
                                                  (AMOUNTS IN THOUSANDS)
BROADCAST CASH FLOW
                                                                            $20,559                      $41,382
                                            Increase of                     $20,823 or     101.3%
                                            --------------------------------------------------------------------

         Broadcast cash flow increased 101.3% to $41.4 million for the three months ended June 30, 2000 from $20.6 million for the three months ended June 30, 1999. Of the increase, $11.4 million is attributable to stations that we acquired or that we were in the process of acquiring since January 1, 1999. On a same station basis, broadcast cash flow increased 34.0% to $41.2 million from $30.8 million.


                                                                              THREE MONTHS ENDED
                                                                              ------------------

                                                                  JUNE 30, 1999               JUNE 30, 2000
BROADCAST CASH FLOW MARGIN                  Increase of                      36.7%                        42.7%
                                            --------------------------------------------------------------------

         The broadcast cash flow margin increased to 42.7% for the three months ended June 30, 2000 from 36.7% for the three months ended June 30, 1999. The increase is attributable to improved revenues and expense management. On a same station basis, our broadcast cash flow margin increased to 43.0% from 37.7%.

                                                                              THREE MONTHS ENDED
                                                                              ------------------

                                                                  JUNE 30, 1999               JUNE 30, 2000
                                                                            (AMOUNTS IN THOUSANDS)
AFTER TAX CASH FLOW                                                        $13,815                      $25,116
                                            Increase of                    $11,301 or      81.8%
                                            --------------------------------------------------------------------

          After tax cash flow increased 81.8% to $25.1 million for the three months ended June 30, 2000 from $13.8 million for the three months ended June 30, 1999. The increase is attributable to improved operations of existing stations and the net effect of newly acquired properties. The amount of the deferred income tax expense was $4.7 million for the three months ended June 30, 2000 and $1.8 million for the three months ended June 30, 1999.

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

          Net cash flows provided by operating activities were $12.2 million and $11.1 million for the six months ended June 30, 2000 and 1999, respectively. Changes in our net cash flows provided by operating activities are primarily a result of changes in advertising revenues and station operating expenses, which are affected by the acquisition of stations during those periods. The acquisition of 41 radio stations from Sinclair on December 16, 1999, five radio stations from Wichita Trust on February 23, 2000, the two radio stations from Gary and Ann Viola and the operation of the three stations in Madison under a time brokerage agreement, had a significant impact on the current period's cash flow primarily due to an increase in accounts receivable.

          Net cash flows used by investing activities were $25.0 million and net cash flows provided by investing activities were $7.1 million for the six months ended June 30, 2000 and 1999, respectively. Net cash flows provided by financing activities were $12.5 million and net cash flows used by financing activities were $16.0 million for the six months ended June 30, 2000 and 1999, respectively. The cash flows for the six months ended June 30, 2000 reflect acquisitions and investments consummated and the related borrowings. The cash flows for the six months ended June 30, 1999 reflect (1) acquisitions consummated and the related borrowings; (2) net proceeds from our initial public offering and the related payment of long-term debt; (3) use of the proceeds from the sale of the Tampa stations and (4) the payment of the distribution to our S Corporation Shareholders.

 .
          On February 23, 2000 and June 1, 2000, we borrowed approximately $7.5 million and $5.0 million, respectively, under our bank facility to fund $13.2 million in acquisitions for seven radio stations in Wichita. We also increased the amount of investments by $5.9 million. As of June 30, 2000, we had $477.0 million of borrowings outstanding under our bank facility in addition to outstanding letters of credit in the amounts of $5.0 million and $7.5 million. A significant amount of this indebtedness was incurred in connection with the acquisition of 41 of Sinclair's radio stations in December 1999, for a purchase price of $700.4 million in cash. On July 20, 2000, we borrowed $10.5 under our bank facility, eliminated the $7.5 outstanding letter of credit and received $113.0 million in cash from the sale of the three Kansas City stations to Susquehanna to fund the purchase of four Kansas City stations under the Sinclair acquisition. We expect to use the credit available under the revolving credit facility to fund pending and future acquisitions. In connection with the Sinclair acquisition, we have agreed to purchase $5.0 million of advertising time on television stations owned and/or programmed by Sinclair and its affiliates at prevailing rates over the five-year period beginning December 16, 1999. This obligation was $5.0 million as of June 30, 2000.

          In addition to debt service and quarterly distributions under the TIDES, our principal liquidity requirements are for working capital and general corporate purposes, including capital expenditures, and, if appropriate opportunities arise, acquisitions of additional radio stations. Capital expenditures for the six months ended June 30, 2000, were $4.5 million. We estimate that an additional amount of capital expenditures for the balance of the fiscal year 2000 will be between $7.0 and $9.0 million. We believe that cash from operating activities, together with available revolving borrowings under our bank facility, should be sufficient to permit us to meet our financial obligations and fund our operations. However, we may require additional financing for future acquisitions, if any, and we cannot assure you that we will be able to obtain such financing on terms considered to be favorable by us.

          We entered into our bank facility as of December 16, 1999, with a syndicate of banks for $650.0 million in senior credit consisting of: (1) $325.0 million in a reducing revolving credit facility and (2) $325.0 million in a multi-draw term loan that was fully drawn as of June 30, 2000. Our bank facility was established to: (1) refinance existing indebtedness; (2) provide working capital; and (3) fund corporate acquisitions. At our election, interest on any outstanding principal accrues at a rate based on either LIBOR plus a spread which ranges from 0.75% to 2.375% or on the prime rate plus a spread of up to 1.125%, depending on our leverage ratio. Under the bank facility, the Revolver and Term Loan mature on September 30, 2007 and reduce on a quarterly basis beginning September 30, 2002 in quarterly amounts that vary from $12.2 million to $16.3 million for each loan. Our bank facility requires us to comply with certain financial covenants and leverage ratios that are defined terms within the agreement. We believe we are in compliance with the covenants and leverage ratios. Our bank facility also provides that at any time prior to December 31, 2001, we may solicit additional incremental loans of up to $350.0 million, and we will be governed under the same terms as the term loan.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Our bank facility requires us to protect ourselves from interest rate fluctuations through the use of derivative rate hedging instruments. As a result, we have entered into various interest rate transactions with various banks, which we define as "Rate Hedging Transactions", designed to mitigate our exposure to significantly higher floating interest rates. A rate cap agreement establishes an upper limit or "cap" for the base LIBOR rate and a rate floor agreement establishes a lower limit or "floor" for the base LIBOR rate. Several of the agreements cover a rate cap and a rate floor and have been entered into simultaneously with the same bank. Swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and the bank pay to us a variable rate equal to three-month LIBOR. As of June 30, 2000, we have Rate Hedging Transactions in place for a total notional amount of $253.0 million.

          All of the Rate Hedging Transactions are tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. Any increase in the three-month LIBOR rate results in a more favorable valuation of each of the Rate Hedging Transactions, while any decrease in the three-month LIBOR rate results in a less favorable valuation of each of the Rate Hedging Transactions. The three-month LIBOR rate at June 30, 2000 was higher than the rate at December 31, 2000. This increase resulted in unrecognized gains by us from the Rate Hedging Transactions.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) On May 2, 2000, the Company held its annual shareholders' meeting.

         (b) At our annual shareholders' meeting, (i) David J. Berkman and Michael Hannon were elected as Class A directors for one-year terms and (ii) Joseph M. Field, David J. Field, John C. Donlevie, Herbert Kean, S. Gordon Elkins, Thomas H. Ginley, Jr., Lee Hague and Marie Field were elected as directors for one-year terms.

         (c) The following matters were voted on and approved at our annual shareholders' meeting: (i) the election of Class A directors;
                  (ii) the election of all remaining directors; and (iii) the ratification of the appointment of Deloitte & Touche LLP as independent auditors. The results of voting at the annual meeting of the shareholders were as follows:

                                         Proposal No. 1 (Election of Class A Directors)

                         -------------------------------------------------------------------------------
                                      Nominee                       For                Withheld
                                      -------                       ---                --------
                         David J. Berkman                           30,579,868                  452,844
                         Michael R. Hannon                          30,579,868                  452,844
                         ----------------------------------- ------------------ ------------------------


                                        Proposal No. 2 (Election of Remaining Directors)

                         -------------------------------------------------------------------------------
                                      Nominee                       For                Withheld
                                      -------                       ---                --------
                         Joseph M. Field                           136,130,522                  220,240
                         David J. Field                            136,130,530                  220,232
                         John C. Donlevie                          136,130,723                  220,039
                         Herbert Kean                              136,242,527                  108,235
                         S. Gordon Elkins                          136,134,628                  216,134
                         Thomas H. Ginley, Jr.                     136,283,134                   67,628
                         Lee Hague                                 136,350,752                       10
                         Marie H. Field                            136,137,773                  212,989
                         ----------------------------------- ------------------ ------------------------


                            Proposal No. 3 (Ratification of Appointment of Deloitte & Touche LLP as
                                  Independent Auditors for the year ending December 31, 2000)


                                      For                      Against                  Abstain
                                      ---                      -------                  -------

                                      136,280,696               1,483                    68,583
                         ------------------------------ ----------------------- ------------------------

ITEM 5.  OTHER INFORMATION

None to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

Exhibit
Number   Description
------   -----------

3.01     Amended and Restated Articles of Incorporation of the
         Registrant (2)
3.02     Amended and Restated Bylaws of the Registrant (2)
4.01 Lock-up Release Agreement, dated as of May 6, 1999, between Chase Equity Associates L.P. and Credit Suisse Boston Corporation (3)
4.02 Form of Indenture for the Convertible Subordinated Debentures due 2014 among Entercom Communications Corp., as issuer and Wilmington Trust Company, as indenture trustee (4)
10.01 Registration Rights Agreement, dated as of May 21, 1996, between the Registrant and Chase Equity Associates, L.P. (2)
10.02 Employment Agreement, dated June 25, 1993, between the Registrant and Joseph M. Field, as amended (2)
10.03 Employment Agreement, dated December 17, 1998, between the Registrant and David J. Field, as amended (2)
10.04 Employment Agreement, dated December 17, 1998, between the Registrant and John C. Donlevie, as amended (2)
10.05 Employment Agreement, dated November 13, 1998, between the Registrant and Stephen F. Fisher (2)
10.06    Entercom 1998 Equity Compensation Plan (2)
10.07 Asset Purchase Agreement, dated as of May 11, 2000, among the Registrant, Entercom Kansas City, LLC, Entercom Kansas City License, LLC, and Susquehanna Radio Corp. (See table of contents for list of omitted schedules and exhibits, which the Registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request) (3)
10.08 Credit Agreement, dated as of December 16, 1999, among Entercom Radio, LLC, as the Borrower, the Registrant, as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital, Inc., as Administrative Agent, and Co-Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein (6)
10.09 Amended and Restated Asset Purchase Agreement, dated as of August 20, 1999, among the Registrant, Sinclair Communications, Inc., WCGV, Inc., Sinclair Radio of Milwaukee Licensee, LLC, Sinclair Radio of New Orleans Licensee, LLC, Sinclair Radio of Memphis, Inc., Sinclair Radio of Memphis Licensee, Inc., Sinclair Properties, LLC, Sinclair Radio of Norfolk/Greensboro Licensee, L.P., Sinclair Radio of Buffalo, Inc., Sinclair Radio of Buffalo Licensee, LLC, WLFL, Inc., Sinclair Radio of Greenville Licensee, Inc., Sinclair Radio of Wilkes-Barre, Inc. and Sinclair Radio of Wilkes-Barre Licensee, LLC. (See table of contents for list of omitted schedules and exhibits, which the Registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request) (5)
10.10 Asset Purchase Agreement, dated as of August 20, 1999, among the Registrant, Sinclair Communications, Inc., Sinclair Media III, Inc. and Sinclair Radio of Kansas City Licensee, LLC. (See table of contents for list of omitted schedules and exhibits, which the Registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request (5)
10.11 Asset Purchase Agreement, dated as of August 13, 1998, among the Registrant, CBS Radio, Inc. and CBS Radio License, Inc.
         (2)
10.12 Time Brokerage Agreement, dated as of August 13, 1998, among the Registrant, CBS Radio, Inc. and CBS Radio License, Inc.
         (2)
10.13 Asset Purchase Agreement, dated as of August 13, 1998, among CBS Radio, Inc., CBS Radio License, Inc., ARS Acquisition II. And the Registrant (2)
10.14 Time Brokerage Agreement, dated as of August 13, 1998, among CBS Radio, Inc., CBS Radio License, Inc., ARS Acquisition II, Inc. and the Registrant (2)
11.01    Reconciliation of Earnings Per Share (1)
21.01    Information Regarding Subsidiaries of the Registrant (7)
27.01    Financial Data Schedule (1)

-----------------
(1)      Filed herewith.
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-61381).
(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10Q. (File No. 001-14461)
(4) Incorporated by reference to the Registrant's Registration Statement on Form S-1. (File No. 333-86843)
(5) Incorporated by reference to the Registrant's Registration Statement on Form S-1. (File No. 333-86397)
(6) Incorporated by reference to the Registrant's Current Report on Form 8-K. (File No. 001-14461).
(7) Incorporated by reference to the Registrant's identically numbered exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999. (File No. 001-14461)


(b) We did not file other reports on Form 8-K during the six months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ENTERCOM COMMUNICATIONS CORP.
                                      (Registrant)



Date:   August 10, 2000               /s/ Joseph M. Field
                                      --------------------
                                      Name: Joseph M. Field
                                      Title: Chief Executive Officer


Date:   August 10, 2000               /s/ David J. Field
                                      -------------------
                                      Name: David J. Field

                                      Title: President and Chief
                                             Operating Officer

Date:   August 10, 2000               /s/ Stephen F. Fisher
                                      ---------------------
                                      Name: Stephen F. Fisher

                                      Title: Executive Vice President and
                                             Chief Financial Officer