Form 10-Q
period 2000-09-30
ENTERCOM COMMUNICATIONS CORP
filed 2000-11-13
CIK 1067837

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________to ___________

                        COMMISSION FILE NUMBER: 001-14461
                                   ----------


                          Entercom Communications Corp.
                -------------------------------------------------
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


                 (Former name, former address and former fiscal year, if changed since last report) Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES [X ] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class A Common Stock, $.01 par value - 33,902,599 Shares Outstanding as of November 6, 2000

         Class B Common Stock, $.01 par value -- 10,531,805 Shares Outstanding as of November 6, 2000

         Class C Common Stock, $.01 par value -- 795,669 Shares Outstanding as of November 6, 2000

                          ENTERCOM COMMUNICATIONS CORP.


                                      INDEX


                                                                                             PAGE
PART I -     FINANCIAL INFORMATION

   ITEM 1.   Financial Statements......................................................        3

   ITEM 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations..............................................       13

   ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk................       20

PART II -    OTHER INFORMATION

   ITEM 1.   Legal Proceedings.........................................................       21

   ITEM 2.   Changes in Securities and Use of Proceeds.................................       21

   ITEM 3.   Defaults Upon Senior Securities...........................................       21

   ITEM 4.   Submission of Matters to a Vote of Security Holders.......................       21

   ITEM 5.   Other Information.........................................................       21

   ITEM 6.   Exhibits and Reports on Form 8-K..........................................       21

SIGNATURES   ..........................................................................       23

                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1999 AND SEPTEMBER 30, 2000
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

                                                                       DECEMBER 31,       SEPTEMBER 30,
                                                                       ------------       -------------
                                                                          1999               2000
                                                                       -----------        -----------

CURRENT ASSETS

     Cash and cash equivalents                                         $    11,262        $    13,810
     Accounts receivable, net of allowance for doubtful accounts            51,926             72,680
     Prepaid expenses and deposits                                           4,247              5,308
     Prepaid and refundable federal and state income taxes                                      3,834
     Deferred tax assets                                                     1,773              1,461
     Station deposits and acquisition costs                                  1,212              1,021
     Assets held for sale                                                                         793
                                                                       -----------        -----------

Total current assets                                                        70,420             98,907
                                                                       -----------        -----------


INVESTMENTS, AT FAIR VALUE                                                   9,870             13,525


PROPERTY AND EQUIPMENT -  AT COST
     Land, land easements and land improvements                              9,833             10,016
     Building                                                                9,375              9,447
     Equipment                                                              66,780             75,623
     Furniture and fixtures                                                 11,338             11,971
     Leasehold improvements                                                  6,565              8,898
                                                                       -----------        -----------

                                                                           103,891            115,955
    Accumulated depreciation                                               (16,837)           (23,889)
                                                                       -----------        -----------

                                                                            87,054             92,066
    Capital improvements in progress                                         3,369                498
                                                                       -----------        -----------

Net property and equipment                                                  90,423             92,564

RADIO BROADCASTING LICENSES AND OTHER INTANGIBLES -NET                   1,214,969          1,272,206

DEFERRED CHARGES AND OTHER ASSETS -NET                                      10,366             10,066
                                                                       -----------        -----------

TOTAL                                                                  $ 1,396,048        $ 1,487,268
                                                                       ===========        ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1999 AND SEPTEMBER 30, 2000
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                          DECEMBER 31,       SEPTEMBER 30,
                                                                          ------------       -------------
                                                                             1999               2000
                                                                          -----------        -----------
CURRENT LIABILITIES
     Accounts payable                                                     $    18,380        $    17,095
     Accrued liabilities:
       Salaries                                                                 6,188              6,231
       Interest                                                                 1,208              3,619
       Other                                                                      798                876
     Income taxes payable                                                         946
     Long-term debt due within one year                                            10                 11
                                                                          -----------        -----------
Total current liabilities                                                      27,530             27,832
                                                                          -----------        -----------

SENIOR DEBT                                                                   465,760            485,251


DEFERRED TAX LIABILITY                                                         91,147            121,348

                                                                          -----------        -----------
      Total liabilities                                                       584,437            634,431
                                                                          -----------        -----------


COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE
      PREFERRED SECURITIES OF SUBSIDIARY HOLDING SOLELY CONVERTIBLE
      DEBENTURES OF THE COMPANY                                               125,000            125,000

COMMITMENT AND CONTINGENCIES

SHAREHOLDERS' EQUITY
      Class A common stock                                                        333                339
      Class B common stock                                                        105                105
      Class C common stock                                                         14                  8
      Additional paid-in capital                                              744,933            746,935
      Accumulated deficit                                                     (59,104)           (16,541)
      Unearned compensation                                                      (192)              (362)
      Accumulated other comprehensive income (loss)                               522             (2,647)
                                                                          -----------        -----------

Total shareholders' equity                                                    686,611            727,837
                                                                          -----------        -----------

TOTAL                                                                     $ 1,396,048        $ 1,487,268
                                                                          ===========        ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                NINE MONTHS ENDED
                                                                                         --------------------------------
                                                                                                   SEPTEMBER 30,
                                                                                         --------------------------------
                                                                                              1999                2000
                                                                                         ------------        ------------

NET REVENUES                                                                             $    154,749        $    260,280

OPERATING EXPENSES:
  Station operating expenses                                                                  100,218             155,223
  Depreciation and amortization                                                                15,314              32,147
  Corporate general and administrative expenses                                                 5,640               9,203
  Net expense from time brokerage agreement fees                                                  652                   9
  Gains on sale of assets                                                                        (419)            (41,465)
                                                                                         ------------        ------------
  Total operating expenses                                                                    121,405             155,117
                                                                                         ------------        ------------
OPERATING INCOME                                                                               33,344             105,163
                                                                                         ------------        ------------

OTHER EXPENSE (INCOME) ITEMS:
  Interest expense                                                                              9,022              28,512
  Financing cost of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding solely convertible debentures
      of the Company                                                                                                5,859
  Interest income                                                                                (665)               (342)
                                                                                         ------------        ------------
  Total other expense                                                                           8,357              34,029
                                                                                         ------------        ------------

INCOME BEFORE INCOME TAXES                                                                     24,987              71,134

INCOME TAXES
  Income taxes - C Corporation                                                                 10,239              28,571
  Income taxes - S Corporation                                                                    125
  Deferred income taxes for conversion from an S to a C Corporation                            79,845
                                                                                         ------------        ------------
  Total income taxes                                                                           90,209              28,571
                                                                                         ------------        ------------

NET INCOME (LOSS)                                                                        ($    65,222)       $     42,563
                                                                                         ============        ============

NET INCOME (LOSS) PER SHARE

  Net income (loss) per share - basic                                                    ($      1.83)       $       0.94
                                                                                         ============        ============
  Net income (loss) per share - diluted                                                  ($      1.83)       $       0.93
                                                                                         ============        ============

PRO FORMA DATA
PRO FORMA NET INCOME DATA:
  Income before income taxes                                                             $     24,987
  Pro forma income taxes                                                                        9,575
                                                                                         ------------
PRO FORMA NET INCOME                                                                     $     15,412
                                                                                         ============

PRO FORMA EARNINGS PER SHARE:
  Pro forma earnings per share - basic and diluted                                       $       0.43
                                                                                         ============


WEIGHTED AVERAGE SHARES:
  Basic                                                                                    35,623,198          45,201,433
  Diluted                                                                                  35,957,030          45,645,496

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                 --------------------------------
                                                                                            SEPTEMBER 30,
                                                                                 --------------------------------
                                                                                     1999                2000
                                                                                 ------------        ------------

NET REVENUES                                                                     $     59,204        $     92,462

OPERATING EXPENSES:
    Station operating expenses                                                         35,922              53,471
    Depreciation and amortization                                                       5,295              11,033
    Corporate general and administrative expenses                                       2,186               2,729
    Net expense from time brokerage agreement fees                                                              4
    Loss (Gains) on sale of assets                                                         48             (41,472)
                                                                                 ------------        ------------
    Total operating expenses                                                           43,451              25,765
                                                                                 ------------        ------------

OPERATING INCOME                                                                       15,753              66,697
                                                                                 ------------        ------------

OTHER EXPENSE (INCOME) ITEMS:
    Interest expense                                                                    2,776               9,488
    Financing cost of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding solely convertible debentures
    of the Company                                                                                          1,953
    Interest income                                                                       (66)               (135)
                                                                                 ------------        ------------
    Total other expense                                                                 2,710              11,306
                                                                                 ------------        ------------

INCOME BEFORE INCOME TAXES                                                             13,043              55,391

INCOME TAXES                                                                            4,990              22,205
                                                                                 ------------        ------------
NET INCOME                                                                       $      8,053        $     33,186
                                                                                 ============        ============


NET INCOME PER SHARE
    Net income per share - basic                                                 $       0.22        $       0.73
                                                                                 ============        ============

    Net income per share - diluted                                               $       0.21        $       0.71
                                                                                 ============        ============

WEIGHTED AVERAGE SHARES:
    Basic                                                                          37,171,741          45,214,957
    Diluted                                                                        37,505,573          48,409,950

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                     ------------------------
                                                                                           SEPTEMBER 30,
                                                                                     ------------------------
                                                                                      1999            2000
                                                                                     --------        --------

NET INCOME (LOSS)                                                                    ($65,222)       $ 42,563

OTHER COMPREHENSIVE LOSS (NET OF TAX BENEFIT)
    Unrealized losses on investments - net of $1.8 million tax benefit in 2000             --          (2,647)
                                                                                     --------        --------
COMPREHENSIVE INCOME (LOSS)                                                          ($65,222)       $ 39,916
                                                                                     ========        ========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                                    NINE MONTHS ENDED
                                                                                                ---------------------------
                                                                                                      SEPTEMBER 30,
                                                                                                ---------------------------
                                                                                                   1999             2000
                                                                                                 ---------        ---------
OPERATING ACTIVITIES:
  Net income (loss)                                                                              ($ 65,222)       $  42,563
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                                   15,314           32,147
    Deferred taxes                                                                                  82,798           30,513
    Non-cash stock-based compensation expense                                                          335              517
    Gain on disposition of assets                                                                     (419)         (41,465)
    Changes in assets and liabilities which provided (used) cash:
       Accounts receivable                                                                         (12,210)         (20,754)
       Prepaid expenses                                                                                741           (2,907)
       Prepaid and refundable income taxes                                                                           (1,722)
       Accounts payable, accrued liabilities and income taxes payable                                3,447              301
                                                                                                 ---------        ---------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                                24,784           39,193
                                                                                                 ---------        ---------

INVESTING ACTIVITIES:
    Acquisition of limited partnership interest                                                     (3,138)
    Additions to property and equipment                                                            (10,093)          (5,972)
    Purchases of radio station assets                                                              (60,968)         (98,556)
    Deferred charges and other assets                                                                 (447)          (1,375)
    Purchase of investments                                                                                          (8,936)
    Proceeds held in escrow from sale of Tampa stations                                             75,000
    Station acquisition deposits                                                                      (128)             191
    Proceeds from sale of property, equipment and other assets                                       1,162           57,196
                                                                                                 ---------        ---------
           NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                          1,388          (57,452)
                                                                                                 ---------        ---------

FINANCING ACTIVITIES:
    Net proceeds from initial public offering                                                      236,157
    Proceeds from issuance of long-term debt                                                        82,500           47,000
    Payments of long-term debt                                                                    (253,506)         (27,508)
    Proceeds from issuance of common stock related to incentive plans                                  126            1,315
    Dividends paid to S Corporation shareholders                                                   (88,113)
                                                                                                 ---------        ---------
           NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                        (22,836)          20,807
                                                                                                 ---------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                            3,336            2,548
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                         6,469           11,262
                                                                                                 ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                         $   9,805        $  13,810
                                                                                                 =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION ----
   Cash paid during the period for:
      Interest                                                                                   $   9,971        $  27,996
                                                                                                 =========        =========
      Interest paid for TIDES                                                                                     $   5,859
                                                                                                                  =========
      Income taxes                                                                               $   4,269        $     515
                                                                                                 =========        =========


       SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES -

       In connection with the Company's Initial Public Offering completed during the nine months ended September 30, 1999, the Convertible Subordinated Note, net of deferred finance charges, of $96,400 was converted into equity.
       In connection with the issue of certain awards of Restricted Stock for 11,112 shares and 5,000 shares of Class A Common Stock for the nine-month periods ended September 30, 1999 and September 30, 2000, respectively, the Company increased its additional paid-in-capital by $250 and $266 for the nine-month periods ended September 30, 1999 and September 30, 2000, respectively.


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

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

            This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements as of December 31, 1999, and filed with the Securities and Exchange Commission (the "SEC") on March 28, 2000, as part of the Company's Form 10-K.

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

           On January 29, 1999, the Company's Class A Common Stock began trading on the New York Stock Exchange.

           The unaudited pro forma net income and pro forma earnings per share data reflect adjustments for income taxes as if the Company had been subject to federal and state income taxes based upon a pro forma effective tax rate of 38% applied to taxable income before income taxes, which is adjusted for permanent differences between tax and book income, for the nine-month period ending September 30, 1999.

           The net income (loss) per share and pro forma earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 and, are based on the weighted average number of shares of Common Stock outstanding for the period. Diluted earnings (loss) per share is computed in the same manner as basic earnings after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method) and (2) the Term Income Deferrable Equity Securities ("TIDES") after eliminating from net income the interest expense, net of taxes, on the TIDES. Anti-dilutive instruments are not considered in this calculation. For the nine-month period ended September 30, 2000, the effect of the TIDES was anti-dilutive and the effect of the stock options was dilutive in the calculation of earnings per share and for the nine-month period ended September 30, 1999, the effect of the stock options in the calculation of loss per share was anti-dilutive. For the three-month period ended September 30, 2000, the effect of the TIDES and stock options in the calculation of earnings per share was dilutive and for the three-month period ended September 30, 1999, the effect of the stock options in the calculation of earnings per share was dilutive.

2.       ACQUISITIONS & DISPOSITION

Completed Acquisitions
For the Nine Months Ended September 30, 2000

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

           On July 20, 2000, the Company acquired from Sinclair Broadcast Group ("Sinclair"), the assets of KCFX-FM, KQRC-FM, KCIY-FM and KRBZ-FM (formerly KXTR-FM), serving the Kansas City radio market, where the Company already owned seven radio stations, for $126.6 million. Including this transaction, the Company completed the acquisition of 45 of 46 radio stations from Sinclair. In connection with the purchase of the four Kansas City radio stations, federal broadcasting regulations required the Company to divest three stations in the Kansas City radio market. To comply with these regulations, on July 20, 2000, the Company sold to Susquehanna Radio Corp. ("Susquehanna") three stations for cash

(see below). The Company did not record the purchase of assets for KCFX-FM as this Kansas City radio station was acquired from Sinclair and sold to Susquehanna on the same date. Broadcasting licenses and other intangibles in the amount of $69.5 million were recorded in connection with this transaction. The final allocation of the purchase price is contingent upon the receipt of final appraisals of the acquired assets and the revision of other estimates. The Company does not expect final allocations to differ materially from the preliminary allocation.

                On August 31, 2000, the Company acquired from Woodward Communications, Inc. the assets of WOLX-FM, WMMM-FM and WYZM-FM, serving the Madison, Wisconsin radio market for a purchase price of $14.6 million in cash. Broadcasting licenses and other intangibles in the amount of $12.8 million were recorded in connection with this transaction. The final allocation of the purchase price is contingent upon the receipt of final appraisals of the acquired assets and the revision of other estimates. The Company does not expect final allocations to differ materially from the preliminary allocation.

Completed Disposition
For the Nine Months Ended September 30, 2000

           In connection with the divestiture of the Kansas City radio stations required by federal broadcasting regulations, on July 20, 2000, the Company sold to Susquehanna for $113.0 million in cash, the assets of three radio stations serving the Kansas City radio market, KCMO-AM, KCMO-FM and KCFX-FM as well as the contract rights to broadcast the Kansas City Chiefs football games. The Company recorded a gain of $41.5 million from the sale of KCMO-AM and KCMO-FM, radio stations previously owned by the Company. No gain or loss was recognized from the July 20, 2000, purchase and sale of KCFX-FM.

Unaudited Pro Forma Information for Acquisitions

           The following unaudited pro forma summary presents the consolidated results of operations as if the transactions which occurred during the period of January 1,1999 through September 30, 2000, had all occurred as of January 1, 1999, after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions, divestitures and other events occurred as of January 1, 1999. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of (1) what would have occurred had the acquisitions and other transactions been made as of that date or (2) results which may occur in the future.

                                                          NINE MONTHS ENDED
                                               ---------------------------------------------
                                                             SEPTEMBER 30,
                                               ---------------------------------------------
                                               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                               ---------------------------------------------

                                                            1999           2000
                                                          --------       --------

Net Revenues                                              $231,018       $263,788
Net income before gains on sale of assets                 $  4,647       $ 16,233
Net income                                                $ 29,786       $ 16,233

Net earnings per share - basic                            $   0.84       $   0.36
Net earnings per share - diluted                          $   0.83       $   0.36


3.         DEBT

           The Company has a bank credit agreement (the "Bank Facility") with a syndicate of banks which provides for senior secured credit of $650.0 million consisting of: (1) a $325.0 million reducing revolving credit facility ("Revolver") and (2) a $325.0 million multi-draw term loan ("Term Loan"). The Revolver and Term Loan, which mature on September 30, 2007, each reduce on a quarterly basis beginning September 30, 2002 in quarterly amounts that vary from $12.2 million to $16.3 million for each loan. As of September 30, 2000, the Company had approximately $485.0 million of borrowings outstanding under the Bank Facility ($160.0 million under the Revolver and $325.0 million under the Term Loan), in addition to an outstanding Letter of Credit in the amount of $5.1 million.

           During the nine months ended September 30, 2000, the Company entered into several interest rate collar transactions with different banks to hedge a portion of its variable rate debt under the Bank Facility and also to comply with a covenant under the Bank Facility. Each transaction is comprised of two transactions entered into simultaneously for a rate cap and for a rate floor. Under these transactions, the Company's base LIBOR can not exceed the cap nor can the Company's base LIBOR be less than the floor at the time of any quarterly reset date. The total notional amount of these transactions is $233.0 million. The interest rate for each of the floors varies from 6.00% to 6.34% and the interest rate for each of the caps varies from 7.50% to 8.50%, with each of these transactions having a term that varies from 24 months to 30 months.

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

           On December 16, 1999 and July 20, 2000, the Company completed the acquisition of 45 of 46 radio stations from Sinclair. On November 3, 2000, the Company acquired from Sinclair the remaining radio station, the assets of WKRF-FM (currently operating under a time brokerage agreement), serving the Wilkes-Barre/Scranton, Pennsylvania radio market where the Company already owns eight radio stations, for $0.6 million (see Note 7).

           On February 17, 2000, the Company entered into an agreement to acquire WHYZ-AM, a radio station serving the Greenville, South Carolina radio market, from WHYZ Radio, L.P. ("WHYZ") in the amount of $1.5 million in cash. On May 4, 2000, the Company and WHYZ agreed to terminate this transaction without penalty to either party.

           On May 7, 1998, the Company acquired WSKY-FM in the Gainesville/Ocala market from Gator Broadcasting, Inc. ("Gator") for $2.0 million, plus an additional payment of up to $1.0 million payable once the authorized upgrade of the station from a Class A license to a Class C-2 license becomes final. On September 8, 2000, the FCC order permitting the upgrade became final. Accordingly, on October 2, 2000, the Company completed the upgrade under the agreement for $0.9 million in cash (see Note 7).

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

6.               SHAREHOLDERS' EQUITY

           During the nine months ended September 30, 1999 and 2000, the Company issued non-qualified options to purchase 858,623 shares and 666,000 shares, respectively, of its Class A Common Stock at prices ranging from $18.00 to $41.75 and $31.88 to $59.44, respectively, per share. All of the options become exercisable over a four-year period. In connection with the grant of options with exercise prices below fair market value at the time of grant and the grant of options issued to non-employees, the Company recognized non-cash stock-based compensation expense in the amount of $293,000 and $422,000 for the nine months ended September 30, 1999 and 2000, respectively, and $123,000 and a credit of $6,000 for the three months ended September 30, 1999 and 2000, respectively.

           During the nine months ended September 30, 1999 and 2000, the Company issued certain Restricted Stock awards, consisting of rights to 11,112 shares and 5,000 shares, respectively, of Class A Common Stock. There were no Restricted Stock awards during the three months ended September 30, 1999 and 2000. Such shares vest ratably on each of the next four anniversary dates of the grant. In connection with these awards, the Company recognized non-cash stock-based compensation expense in the amounts of $42,000 and $95,000 for the nine months ended September 30, 1999 and 2000, respectively, and $16,000 and $32,000 for the three months ended September 30, 1999 and 2000, respectively.

         On each of the dates of May 9, 2000 and August 22, 2000, Chase Capital converted 300,000 shares of Class C Common Stock to 300,000 shares of Class A Common Stock.


7.               SUBSEQUENT EVENTS

         On October 2, 2000, the Company completed the transaction with Gator to upgrade WSKY-FM to a Class C-2 license from a Class A license at a cost of $0.9 million in cash.

         On November 3, 2000, the Company completed the purchase from Sinclair of all of the assets related to radio station WKRF-FM, serving the Wilkes-Barre/Scranton, Pennsylvania radio market, where the Company already owns eight radio stations, for $0.6 million in cash (see Note 4).

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

GENERAL

         Founded in 1968, we are the fifth largest radio broadcasting company in the United States based upon pro forma 1999 gross revenues derived from the latest edition of BIA Consulting, Inc., after giving effect to all completed transactions and acquisitions awaiting approval at the Federal Communications Commission. We have assembled a nationwide portfolio of 95 owned or operated stations. This portfolio consists of 95 stations (61 FM and 34 AM) in 18 markets, including 12 of the country's top 50 radio advertising markets. Our station groups rank among the three largest clusters, based on Duncan's Radio Market Guide (2000 ed.) 1999 gross revenues, in 17 of our 18 markets.

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

         In the following analysis, we discuss broadcast cash flow, broadcast cash flow margin and after tax cash flow. Broadcast cash flow consists of operating income before depreciation and amortization, net expense (income) from time brokerage agreement fees, corporate general and administrative expenses and gain or loss on sale of assets. Broadcast cash flow margin represents broadcast cash flow as a percentage of net revenue. After tax cash flow consists of net income (pro forma after tax cash flow consists of pro forma net income) minus gain on sale of assets and gain on unconsolidated minority investments (net of current tax), or plus loss on sale of assets and loss on unconsolidated minority investments (net of tax benefit), plus the following: depreciation and amortization, non-cash compensation expense (which is otherwise included in corporate general and administrative expense) and the amount of the deferred tax provision (or minus the deferred tax benefit). Although broadcast cash flow, broadcast cash flow margin and after tax cash flow are not measures of performance or liquidity calculated in accordance with generally accepted accounting principles, we believe that these measures are useful to an investor in evaluating our performance because they are widely used in the broadcast industry to measure a radio company's operating performance. However, you should not consider broadcast cash flow, broadcast cash flow margin and after tax cash flow in isolation or as substitutes for net income, operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. In addition, because broadcast cash flow, broadcast cash flow margin and after tax cash flow are not calculated in accordance with generally accepted accounting principles, they are not necessarily comparable to similarly titled measures employed by other companies.

         We calculate "same station" growth by comparing the performance of stations operated by us and advertising under sports contracts sold by us, throughout a relevant period to the performance of those same stations or sports contracts

(whether or not operated by us or sold by us) in the prior year's corresponding period excluding the effect of barter revenues and expenses and discontinued operations. "Same station broadcast cash flow margin" is the broadcast cash flow margin of the stations included in our same station calculations. For purposes of the following discussion, as it affects the prior year, pro forma net income represents historical income before income taxes, adjusted as if we were treated as a C Corporation during the period at an effective tax rate of 38%, applied to income before income taxes, including permanent differences between tax and book income.

RESULTS OF OPERATIONS

         The following presents the results of our operations for the nine-month periods and three-month periods ended September 30, 2000 and September 30, 1999, and should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Our results of operations represent the operations of the radio stations owned or operated pursuant to time brokerage agreements or joint sales agreements during the relevant periods.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                         NINE MONTHS ENDED
                                                                         -----------------
                                                              SEPTEMBER 30, 1999           SEPTEMBER 30, 2000
                                                                       (AMOUNTS IN THOUSANDS)

NET REVENUES                                                              $154,749                     $260,280
                                            Increase of                   $105,531 or      68.2%
                                            --------------------------------------------------------------------

         Net revenues increased 68.2% to $260.3 million for the nine months ended September 30, 2000 from $154.7 million for the nine months ended
September 30, 1999. Of the increase, $82.1 million is attributable to stations that we acquired or that we were in the process of acquiring since January 1, 1999, offset by $2.4 million for stations that we divested (including any sports contracts for which we discontinued selling advertising) during the same period. On a same station basis, net revenues increased 14.5% to $248.8 million from $217.2 million. Same station revenue growth was led by increases in Sacramento, Milwaukee, Boston, Norfolk, Greenville and Portland due to improved selling efforts.

                                                                         NINE MONTHS ENDED
                                                                         -----------------
                                                               SEPTEMBER 30, 1999           SEPTEMBER 30, 2000
                                                                        (AMOUNTS IN THOUSANDS)

STATION OPERATING EXPENSES                                                $100,218                     $155,223
                                            Increase of                    $55,005 or      54.9%
                                            --------------------------------------------------------------------
Percentage of Net Revenues                                                   64.8%                        59.6%

              Station operating expenses increased 54.9% to $155.2 million for the nine months ended September 30, 2000 from $100.2 million for the nine months ended September 30, 1999. Of the increase, $51.5 million is attributable to stations that we acquired or that we were in the process of acquiring since January 1, 1999, offset by $3.2 million for stations that we divested (including any sports contracts for which we discontinued selling advertising) during the same period. On a same station basis, station operating expenses increased 6.4% to $145.8 million from $137.0 million.

                                                                         NINE MONTHS ENDED
                                                                         -----------------
                                                               SEPTEMBER 30, 1999           SEPTEMBER 30, 2000
                                                                       (AMOUNTS IN THOUSANDS)
DEPRECIATION AND AMORTIZATION                                              $15,314                      $32,147
                                            Increase of                    $16,833 or      109.9%
                                            --------------------------------------------------------------------
Percentage of Net Revenues                                                   9.9 %                        12.4%

         Depreciation and amortization increased 109.9 % to $32.1 million for the nine months ended September 30, 2000 from $15.3 million for the nine months ended September 30, 1999. The increase was mainly attributable to our acquisitions since January 1, 1999, offset by dispositions during the same period.

                                                                         NINE MONTHS ENDED
                                                                         -----------------
                                                               SEPTEMBER 30, 1999           SEPTEMBER 30, 2000
                                                                       (AMOUNTS IN THOUSANDS)
CORPORATE GENERAL AND ADMINISTRATIVE
EXPENSES                                                                    $5,640                       $9,203
                                            Increase of                     $3,563 or      63.2%
                                            --------------------------------------------------------------------
Percentage of Net Revenues                                                    3.6%                         3.5%

         Corporate general and administrative expenses increased 63.2% to $9.2 million for the nine months ended September 30, 2000 from $5.6 million for the nine months ended September 30, 1999. The increase was mainly attributable to higher administrative expenses associated with supporting our growth. Also included is non-cash stock-based compensation expense of $0.5 million for the nine months ended September 30, 2000 and $0.3 million for the nine months ended September 30, 1999.


                                                                         NINE MONTHS ENDED
                                                                         -----------------
                                                               SEPTEMBER 30, 1999           SEPTEMBER 30, 2000
                                                                       (AMOUNTS IN THOUSANDS)
INTEREST EXPENSE (INCLUDING FINANCING
COST OF TIDES)                                                              $9,022                      $34,371
                                            Increase of                    $25,349 or      281.0%
                                            --------------------------------------------------------------------
Percentage of Net Revenues                                                    5.8%                        13.2%

          Interest expense, including the financing cost on our 6.25% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES), increased 281.0% to $34.4 million for the nine months ended September 30, 2000 from $9.0 million for the nine months ended September 30, 1999. The increase in interest expense was mainly attributable to: (1) an overall increase in outstanding indebtedness used to fund the acquisition of radio station assets; and (2) the financing cost of the TIDES, offset by (1) a reduction in the outstanding indebtedness due to the use of the proceeds of our October 1999 Class A Common Stock and TIDES offerings; and (2) a reduction in outstanding indebtedness from the proceeds of the disposition of radio station assets.

                                                                         NINE MONTHS ENDED
                                                                         -----------------
                                                               SEPTEMBER 30, 1999           SEPTEMBER 30, 2000
                                                                       (AMOUNTS IN THOUSANDS)
INCOME BEFORE INCOME TAXES                                                 $24,987                      $71,134
                                            Increase of                    $46,147 or      184.7%
                                            --------------------------------------------------------------------
Percentage of Net Revenues                                                   16.1%                        27.3%

          Income before income taxes increased 184.7% to $71.1 million for the nine months ended September 30, 2000 from $25.0 million for the nine months ended September 30, 1999. The increase in income before income taxes is mainly attributable to: (1) an increase in gains on sale of assets of $41.0 million primarily from the gain on the disposition of two radio stations in the current period; and (2) an increase in operating income, exclusive of the gains on sale of assets, of $30.8 million, offset by an increase of $25.3 million in net interest expense and financing cost as a result of the factors described above under interest expense.

                                                                         NINE MONTHS ENDED
                                                                         -----------------
                                                               SEPTEMBER 30, 1999           SEPTEMBER 30, 2000
                                                                       (AMOUNTS IN THOUSANDS)
NET INCOME (LOSS)                                                        ($65,222)                      $42,563
                                            Increase  of                  $107,785
                                            --------------------------------------------------------------------

          Net income increased to $42.6 million for the nine months ended September 30, 2000 from a loss of $65.2 million for the nine months ended September 30, 1999, an increase of $107.8 million. The increase in net income is mainly attributable to: (1) the absence this period of an adjustment made during the nine months ended September 30, 1999 to record a one-time non-cash deferred income tax expense of $79.8 million as a result of the revocation of our S Corporation election and our conversion to a C Corporation (we recorded this expense to reflect the cumulative effect of temporary differences between the tax and financial reporting bases of our assets and liabilities attributable to our conversion to a C Corporation) and (2) the gain on sale of assets of $24.6 million, net of tax, primarily from the disposition of two radio stations in the current period.

                                                                         NINE MONTHS ENDED
                                                                         -----------------
                                                               SEPTEMBER 30, 1999           SEPTEMBER 30, 2000
                                                                            (AMOUNTS IN THOUSANDS)
NET INCOME TO PRO FORMA NET INCOME                                         $15,412                      $42,563
                                            Increase  of                   $27,151 or      176.2%
                                            --------------------------------------------------------------------

                  Net income increased 176.2% to $42.6 million for the nine months ended September 30, 2000 from pro forma net income of $15.4 million for the nine months ended September 30, 1999, an increase of $27.2 million. The increase in net income from pro forma net income is mainly attributable to: (1) an increase in gains on sale of assets of $24.6, net of tax, primarily from the disposition of two radio stations in the current period; and (2) an increase in operating income, exclusive of gains on sale of assets, of $17.8 million, net of taxes and pro forma taxes, offset by an increase of $15.0 million in interest expense and financing cost, net of taxes and pro forma taxes, as a result of the factors described above under interest expense.

OTHER DATA                                                               NINE MONTHS ENDED
                                                                         -----------------
                                                               SEPTEMBER 30, 1999           SEPTEMBER 30, 2000
                                                                       (AMOUNTS IN THOUSANDS)
BROADCAST CASH FLOW                                                        $54,531                     $105,057
                                            Increase of                    $50,526 or      92.7%
                                            --------------------------------------------------------------------

          Broadcast cash flow increased 92.7% to $105.1 million for the nine months ended September 30, 2000 from $54.5 million for the nine months ended September 30, 1999. Of the increase, $30.6 million is attributable to stations that we acquired or that we were in the process of acquiring since January 1, 1999, offset by $0.8 million for stations that we divested (including any sports contracts for which we discontinued selling advertising) during the same period. On a same station basis, broadcast cash flow increased 28.4% to $103.0 million from $80.2 million.

                                                                         NINE MONTHS ENDED
                                                                         -----------------
                                                               SEPTEMBER 30, 1999           SEPTEMBER 30, 2000

BROADCAST CASH FLOW MARGIN                  Increase of                      35.2%                        40.4%
                                            --------------------------------------------------------------------

          The broadcast cash flow margin increased to 40.4% for the nine months ended September 30, 2000 from 35.2% for the nine months ended September 30, 1999. The increase is attributable to improved revenues and expense management. On a same station basis, our broadcast cash flow margin increased to 41.4% from 36.9%.

                                                                                          NINE MONTHS ENDED
                                                                                          -----------------
                                                                                SEPTEMBER 30, 1999           SEPTEMBER 30, 2000
                                                                                        (AMOUNTS IN THOUSANDS)
AFTER TAX CASH FLOW TO PRO FORMA AFTER TAX CASH FLOW                                        $35,072                      $64,380
                                                             Increase of                    $29,308 or       83.6%
                                                             -------------------------------------------------------------------

          After tax cash flow increased 83.6% to $64.4 million for the nine months ended September 30, 2000 from pro forma after tax cash flow of $35.1 million for the nine months ended September 30, 1999. The increase is attributable to improved operations of existing stations and the net effect of newly acquired properties, taking into consideration pro forma income taxes as though we had reported as a C Corporation during the entire nine month period ended September 30, 1999. The amount of the deferred income tax expense was $30.5 million for the nine months ended September 30, 2000 and the amount of the pro forma deferred income tax expense was $4.2 million for the nine months ended September 30, 1999. Of the deferred income tax expense of $30.5 million in the current period, $16.5 million is attributable to the gains on sale of assets.


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                                        THREE MONTHS ENDED
                                                                         -----------------
                                                               SEPTEMBER 30, 1999           SEPTEMBER 30, 2000
                                                                       (AMOUNTS IN THOUSANDS)
NET REVENUES                                                               $59,204                      $92,462
                                            Increase of                    $33,258 or      56.2%
                                            --------------------------------------------------------------------

          Net revenues increased 56.2% to $92.5 million for the three months ended September 30, 2000 from $59.2 million for the three months ended September 30, 1999. Of the increase, $30.2 million is attributable to stations that we acquired or that we were in the process of acquiring since January 1, 1999, offset by $2.2 million for stations that we divested (including any sports contracts for which we discontinued selling advertising) during the same period. On a same station basis, net revenues increased 7.8% to $89.3 million from $82.9 million. Same station revenue growth was led by increases in Milwaukee, Portland, Sacramento, Wichita, Boston, Norfolk, and Greenville due to improved selling efforts.

                                                                         THREE MONTHS ENDED
                                                                         -----------------
                                                               SEPTEMBER 30, 1999           SEPTEMBER 30, 2000
                                                                       (AMOUNTS IN THOUSANDS)
STATION OPERATING EXPENSES                                                 $35,922                      $53,471
                                            Increase of                    $17,549 or      48.9%
                                            --------------------------------------------------------------------
Percentage of Net Revenues                                                   60.7%                        57.8%

          Station operating expenses increased 48.9% to $53.5 million for the three months ended September 30, 2000 from $35.9 million for the three months ended September 30, 1999. Of the increase, $18.6 million is attributable to stations that we acquired or that we were in the process of acquiring since January 1, 1999, offset by $2.1 million for stations that we divested (including any sports contracts for which we discontinued selling advertising) during the same period. On a same station basis, station operating expenses increased 2.9% to $51.1 million from $49.6 million.

                                                                         THREE MONTHS ENDED
                                                                         -----------------
                                                               SEPTEMBER 30, 1999           SEPTEMBER 30, 2000
                                                                       (AMOUNTS IN THOUSANDS)
DEPRECIATION AND AMORTIZATION                                               $5,295                      $11,033
                                            Increase of                     $5,738 or      108.4%
                                            --------------------------------------------------------------------
Percentage of Net Revenues                                                    8.9%                        11.9%

          Depreciation and amortization increased 108.4% to $11.0 million for the three months ended September 30, 2000 from $5.3 million for the three months ended September 30, 1999. The increase was mainly attributable to our acquisitions since January 1, 1999, offset by dispositions during the same period.

                                                                                   THREE MONTHS ENDED
                                                                                    -----------------
                                                                          SEPTEMBER 30, 1999           SEPTEMBER 30, 2000
                                                                                  (AMOUNTS IN THOUSANDS)
CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES                                          $2,186                       $2,729
                                                       Increase of                      $ 543 or      24.8%
                                                       --------------------------------------------------------------------
Percentage of Net Revenues                                                               3.7%                         3.0%

         Corporate general and administrative expenses increased 24.8% to $2.7 million for the three months ended September 30, 2000 from $2.2 million for the three months ended September 30, 1999. The increase was mainly attributable to higher administrative expenses associated with supporting our growth. Also included is non-cash stock-based compensation expense of $26,000 for the three months ended September 30, 2000 and $117,000 for the three months ended September 30, 1999.

                                                                                          THREE MONTHS ENDED
                                                                                           -----------------
                                                                                 SEPTEMBER 30, 1999           SEPTEMBER 30, 2000
                                                                                         (AMOUNTS IN THOUSANDS)
INTEREST EXPENSE (INCLUDING FINANCING COST OF TIDES)                                          $2,776                      $11,441
                                                              Increase of                     $8,665 or      312.1%
                                                              --------------------------------------------------------------------
Percentage of Net Revenues                                                                      4.7%                        12.4%

Interest expense, including the financing cost of our 6.25% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES), increased 312.1% to $11.4 million for the three months ended September 30, 2000 from $2.8 million for the three months ended September 30, 1999. The increase in interest expense was mainly attributable to: (1) an overall increase in outstanding indebtedness used to fund the acquisition of radio station assets; and (2) the financing cost of the TIDES, offset by (1) a reduction in the outstanding indebtedness due to the use of the proceeds from our October 1999 Class A Common Stock and TIDES offerings; and (2) a reduction in outstanding indebtedness from the proceeds of the disposition of radio station assets.


                                                                         THREE MONTHS ENDED
                                                                         -----------------
                                                              SEPTEMBER 30, 1999           SEPTEMBER 30, 2000
                                                                       (AMOUNTS IN THOUSANDS)
INCOME BEFORE INCOME TAXES                                                 $13,043                      $55,391
                                            Increase of                    $42,348 or      324.7%
                                            --------------------------------------------------------------------
Percentage of Net Revenues                                                   22.0%                        59.9%

   Income before income taxes increased to $55.4 million for the three months ended September 30, 2000 from $13.0 million for the three months ended September 30, 1999. The increase in income before income taxes is mainly attributable to:
(1) the gain on sale of assets of $41.5 million primarily from the disposition of two radio stations in the current period; and (2) an increase in operating income, exclusive of gains on sale of assets, of $9.4 million, offset by an increase of $8.7 million in interest expense and financing cost as a result of the factors described above under interest expense.

                                                                        THREE MONTHS ENDED
                                                                         -----------------
                                                              SEPTEMBER 30, 1999           SEPTEMBER 30, 2000
                                                                       (AMOUNTS IN THOUSANDS)
NET INCOME                                                                  $8,053                      $33,186
                                            Increase of                    $25,133 or      312.1%
                                            --------------------------------------------------------------------
Percentage of Net Revenues                                                   13.6%                        35.9%

          Net income increased to $33.2 million for the three months ended September 30 2000 from $8.1 million for the three months ended September 30, 1999. The increase in net income is mainly attributable to: (1) the gain on sale of assets of $24.9 million, net of tax, primarily from the disposition of two radio stations in the current period; and (2) an increase in operating income, exclusive of gains on sales of assets, of $5.3 million, net of taxes, offset by an increase of $5.1 million in interest expense and financing cost, net of taxes, as a result of the factors described above under interest expense.

OTHER DATA                                                              THREE MONTHS ENDED
                                                                         -----------------
                                                              SEPTEMBER 30, 1999          SEPTEMBER 30, 2000
                                                                       (AMOUNTS IN THOUSANDS)
BROADCAST CASH FLOW                                                        $23,282                     $38,991
                                           Increase of                     $15,709 or     67.5%
                                           --------------------------------------------------------------------

          Broadcast cash flow increased 67.5% to $39.0 million for the three months ended September 30, 2000 from $23.3 million for the three months ended September 30, 1999. Of the increase, $11.6 million is attributable to stations that we acquired or that we were in the process of acquiring since January 1, 1999, offset by $0.1 million for stations that we divested (including any sports contracts for which we discontinued selling advertising) during the same period. On a same station basis, broadcast cash flow increased 15.0% to $38.3 million from $33.3 million.

                                                                        THREE MONTHS ENDED
                                                                         -----------------
                                                              SEPTEMBER 30, 1999           SEPTEMBER 30, 2000

BROADCAST CASH FLOW MARGIN                  Increase of                      39.3%                        42.2%
                                            --------------------------------------------------------------------

          The broadcast cash flow margin increased to 42.2% for the three months ended September 30, 2000 from 39.3% for the three months ended September 30, 1999. The increase is attributable to improved revenues and expense management. On a same station basis, our broadcast cash flow margin increased to 42.8% from 40.2%.

                                                                         THREE MONTHS ENDED
                                                                        -----------------
                                                              SEPTEMBER 30, 1999           SEPTEMBER 30, 2000
                                                                        (AMOUNTS IN THOUSANDS)
AFTER TAX CASH FLOW                                                        $14,857                      $24,296
                                            Increase of                     $9,439 or      63.5%
                                            --------------------------------------------------------------------

          After tax cash flow increased 63.5% to $24.3 million for the three months ended September 30, 2000 from $14.9 million for the three months ended September 30, 1999. The increase is attributable to improved operations of existing stations and the net effect of newly acquired properties. The amount of the deferred income tax expense was $21.4 million for the three months ended September 30, 2000 and $1.1 million for the three months ended September 30, 1999. Of the deferred income tax expense of $21.4 million in the current period, $16.5 million is attributable to the gains on sale of assets.

LIQUIDITY AND CAPITAL RESOURCES

          We use a significant portion of our capital resources to consummate acquisitions. These acquisitions are funded from one or a combination of the following sources: (1) our bank facility (described below); (2) the sale of securities; (3) the swapping of our radio stations in transactions which qualify as "like-kind" exchanges under Section 1031 of the Internal Revenue Code and (4) internally-generated cash flow.

          Net cash flows provided by operating activities were $39.2 million and $24.8 million for the nine months ended September 30, 2000 and 1999, respectively. Changes in our net cash flows provided by operating activities are primarily a result of changes in advertising revenues and station operating expenses, which are affected by the acquisition and disposition of radio stations during those periods. For the nine months ended September 30, 2000, cash flows provided by operating activities were positively affected primarily by: (1) the acquisition of 45 radio stations from Sinclair (41 radio stations on December 16, 1999 and 4 radio stations on July 20, 2000) and other radio station acquisitions, offset by (1) the divestiture of three radio stations; and (2) an increase in accounts receivable due to acquisitions, net of a divestiture.

          Net cash flows used by investing activities were $57.5 million and net cash flows provided by investing activities were $1.4 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash flows provided by financing activities were $20.8 million and net cash flows used by financing activities were $22.8 million for the nine months ended September 30, 2000 and 1999, respectively. The cash flows for the nine months ended September 30, 2000 reflect (1) acquisitions and investments consummated and the related borrowings and (2) the disposition of the Kansas City stations. The cash flows for the nine months ended September 30, 1999 reflect (1) acquisitions consummated and the related borrowings; (2) net proceeds from our initial public offering and the related payment of long-term debt; (3) use of the proceeds from the sale of the Tampa stations; and (4) the payment of the distribution to our S Corporation Shareholders

          During the nine months ended September 30, 2000, we borrowed approximately $47.0 million under our bank facility, of which $41.3 million was used to fund: (1) $13.1 million in acquisitions for seven radio stations in Wichita; (2) $13.6 million of the $126.6 million in acquisitions for four radio stations in Kansas City, the balance of which was paid from the purchase price of $113.0 million for the disposition of three radio stations in Kansas City; and (3) $14.6 million in acquisitions for three radio stations in Madison. We also increased the amount of investments by $8.9 million. As of September 30, 2000, we had $485.0 million of borrowings outstanding under our bank facility in addition to an outstanding letter of credit in the amount of $5.1 million. A significant amount of this indebtedness was incurred in connection with the acquisition of 41 of Sinclair's radio stations in December 1999, for a purchase price of $700.4 million in cash. On July 20, 2000, we borrowed $10.5 million under our bank facility, eliminated the $7.5 million outstanding letter of credit and received $113.0 million in cash from the sale of the three Kansas City stations to Susquehanna to fund the purchase of four Kansas City stations under the Sinclair acquisition. We expect to use the credit available under the revolving credit facility to fund pending and future acquisitions. In connection with the Sinclair acquisition, we have agreed to purchase $5.0 million of advertising time on television stations owned and/or programmed by Sinclair and its affiliates at prevailing rates over the five-year period beginning December 16, 1999. This obligation was $5.0 million as of September 30, 2000.

          In addition to debt service and quarterly distributions under the TIDES, our principal liquidity requirements are for working capital and general corporate purposes, including capital expenditures, and, if appropriate opportunities arise, acquisitions of additional radio stations. Capital expenditures for the nine months ended September 30, 2000, were $6.0 million. We estimate that an additional amount of capital expenditures for the balance of the fiscal year 2000 will be between $2.0 and $4.0 million. We believe that cash from operating activities, together with available revolving borrowings under our bank facility, should be sufficient to permit us to meet our financial obligations and fund our operations. However, we may require additional financing for future acquisitions, if any, and we cannot assure you that we will be able to obtain such financing on terms considered to be favorable by us.

          We entered into our bank facility as of December 16, 1999, with a syndicate of banks for $650.0 million in senior credit consisting of: (1) $325.0 million in a reducing revolving credit facility and (2) $325.0 million in a multi-draw term loan that was fully drawn as of September 30, 2000. Our bank facility was established to: (1) refinance existing indebtedness; (2) provide working capital; and (3) fund corporate acquisitions. At our election, interest on any outstanding principal accrues at a rate based on either LIBOR plus a spread which ranges from 0.75% to 2.375% or on the prime rate plus a spread of up to 1.125%, depending on our leverage ratio. Under the bank facility, the Revolver and Term Loan mature on September 30, 2007 and reduce on a quarterly basis beginning September 30, 2002 in quarterly amounts that vary from $12.2 million to $16.3 million for each loan. Our bank facility requires us to comply with certain financial covenants and leverage ratios that are defined terms within the agreement. We believe we are in compliance with the covenants and leverage ratios. Our bank facility also provides that at any time prior to December 31, 2001, we may solicit additional incremental loans of up to $350.0 million, and we will be governed under the same terms as the term loan.

RECENT PRONOUNCEMENTS

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. In June, 1999, the FASB issued SFAS No. 137 which extends the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000, and should not be applied retroactively to financial statements of prior periods. Management does not anticipate that this statement will have a material impact on our consolidated financial statements.

          In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin, SAB 101, Revenue Recognition in Financial Statements, as amended, with an effective date of October 1, 2000, which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. Management does not anticipate that this statement will have a material impact on our consolidated financial statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Our bank facility requires us to protect ourselves from interest rate fluctuations through the use of derivative rate hedging instruments. As a result, we have entered into various interest rate transactions with various banks, which we define as "Rate Hedging Transactions", designed to mitigate our exposure to significantly higher floating interest rates. A rate cap agreement establishes an upper limit or "cap" for the base LIBOR rate and a rate floor agreement establishes a lower limit or "floor" for the base LIBOR rate. Several of the agreements cover a rate cap and a rate floor and have been entered into simultaneously with the same bank. Swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and the bank pay to us a variable rate equal to three-month LIBOR. As of September 30, 2000, we have Rate Hedging Transactions in place for a total notional amount of $263.0 million.

          All of the Rate Hedging Transactions are tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The valuation of each of the Rate Hedging Transactions is affected by the change in the three-month LIBOR rates and the remaining term of the agreement. Any increase in the three-month LIBOR rate results in a more favorable valuation, while any decrease in the three-month LIBOR rate results in a less favorable valuation of each of the Rate Hedging Transactions. The three-month LIBOR rate at September 30, 2000 was higher than the rate at December 31, 1999. However, due to the reduction in the remaining terms of the agreements, which more than offset an increase in interest rates, an unrecognized loss by us resulted from the Rate Hedging Transactions.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits


Exhibit

Number                                                           Description
-------                                                          -----------
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

-------------------

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

    (b) Reports filed on Form 8-K

          On August 3, 2000, we filed a report on Form 8-K to report the completion of the previously announced acquisition of four radio stations in the Kansas City radio market (KCFX-FM, KCIY-FM, KQRC-FM and KRBZ-FM (formerly KXTR-FM)) from Sinclair Broadcast Group, Inc. for $126.6 million and the simultaneous sale of three radio stations in the Kansas City radio market (KCFX-FM, KCMO-AM and KCMO-FM) to Susquehanna Radio Corp. for $113.0 million.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ENTERCOM COMMUNICATIONS CORP.
                                  (Registrant)



Date:   November 13, 2000          /s/ Joseph M. Field
                                  --------------------
                                  Name: Joseph M. Field
                                  Title: Chief Executive Officer



Date:   November 13, 2000          /s/ David J. Field
                                  -------------------
                                  Name: David J. Field
                                  Title: President and Chief Operating Officer



Date:   November 13, 2000          /s/ Stephen F. Fisher
                                  ----------------------
                                  Name: Stephen F. Fisher
                                  Title: Executive Vice President and Chief
                                         Financial Officer