Form 10-K
period 2000-12-31
ENTERCOM COMMUNICATIONS CORP
filed 2001-03-21
CIK 1067837

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
     TITLE OF EACH CLASS               NAME OF EXCHANGE ON WHICH REGISTERED
    Class A Common Stock,                   New York Stock Exchange
   par value $.01 per share

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO []

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [ ]

          As of March 14, 2001, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $1,220,447,304 based on the closing price of $42.71 on the New York Stock Exchange on such date.

         Class A Common Stock, $.01 par value 34,527,685 Shares Outstanding as of March 14, 2001
         Class B Common Stock, $.01 par value 10,531,805 Shares Outstanding as of March 14, 2001
         Class C Common Stock, $.01 par value 195,669 Shares Outstanding as of March 14, 2001

                       DOCUMENT INCORPORATED BY REFERENCE
           Proxy Statement for the 2001 Annual Meeting of Stockholders

                          ENTERCOM COMMUNICATIONS CORP.

                                TABLE OF CONTENTS

                                                                                                                        Page
PART I
Item 1.       Business.............................................................................................         1
Item 2.       Properties and Facilities............................................................................        14
Item 3.       Legal Proceedings....................................................................................        14
Item 4.       Submission of Matters to a Vote of Security Holders..................................................        15

PART II

Item 5.       Market for Registrant's Common Equity and Related Shareholder Matters................................        16
Item 6.       Selected Financial Data..............................................................................        19
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations................        21
Item 7a.      Quantitative and Qualitative Disclosures about Market Risk...........................................        34
Item 8.       Financial Statements and Supplementary Data..........................................................        35
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................        35

PART III

Item 10.      Directors and Executive Officers of the Registrant...................................................        35
Item 11.      Executive Compensation...............................................................................        35
Item 12.      Security Ownership of Certain Beneficial Owners and Management.......................................        35
Item 13.      Certain Relationships and Related Transactions.......................................................        35

PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K......................................        36

                               CERTAIN DEFINITIONS

         Unless the context requires otherwise, all references in this report to "Entercom," "we," "us," "our" and similar terms refer to Entercom Communications Corp. and its consolidated subsidiaries, excluding Entercom Communications Capital Trust.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This report may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future results and events. We use the words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.

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

         - our risk of changes in federal legislation or regulatory policy; and

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

                    INFORMATION ABOUT STATION AND MARKET DATA

         For this report:

         - We obtained the following data from Duncan's Radio Market Guide (2000 ed.):

                  -        1999 market rank by metro population; and

                  -        1999 market rank by radio revenue.

         - We derived audience share and audience rank in target demographic data from surveys of persons, listening Monday through Sunday, 6 a.m. to 12 midnight, in the indicated demographic, as set forth in the Fall 2000 Radio Market Report published by The Arbitron Ratings Company.

         - Our rank in the radio broadcasting industry is derived from figures recently published by BIA Consulting, Inc.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         We are the fifth largest radio broadcasting company in the United States based upon revenues. We have assembled a nationwide portfolio of 95 stations in 18 markets, including 12 of the country's top 50 markets. Our station groups rank among the top three in revenue market share in 15 of the 16 measured markets in which we operate.

         Entercom operates a wide range of formats in geographically diverse markets across the United States. Our largest markets, in order of revenues, are Seattle, Boston, Kansas City, Portland, Sacramento and New Orleans. During 2000, we successfully integrated our acquisition of 45 stations from Sinclair Broadcast Group, Inc. We also completed the acquisition of 10 additional stations during 2000 from various sellers.

         Entercom has established itself as one of the nation's fastest growing radio broadcasting companies. In 2000, we grew our overall net revenues by 52.0% and our broadcast cash flow by 63.7%. On a same station basis, our revenue growth was 12.7% and our broadcast cash flow growth was 25.4%.

OUR ACQUISITION STRATEGY

         Since October 1, 1996, in over 25 transactions, we acquired 93 radio stations and divested, for strategic or regulatory reasons, 14 radio stations. Through our disciplined acquisition strategy, we seek to (1) build top-three station clusters principally in large growth markets and (2) acquire underdeveloped properties that offer the potential for significant improvements in revenues and broadcast cash flow through the application of our operational expertise. Although our focus has been on radio stations in top 50 markets, we also acquire stations in top 75 markets which meet the above criteria.

OUR OPERATING STRATEGY

         The principal components of our operating strategy are to:

          - Develop Market Leading Station Clusters. We are among the three largest clusters, based on gross revenues, in 17 of our 18 markets. To enhance our competitive position, we strategically align our stations' formats and sales efforts within each market to optimize their performance, both individually and collectively. We seek to maximize the ratings, revenue and broadcast cash flow of our radio stations by tailoring their programming to optimize aggregate audience delivery.

          - Acquire And Develop Underperforming Stations. We seek to acquire and develop underperforming stations, which has enabled us to build a long-term track record of achieving superior same station revenue and broadcast cash flow growth. We utilize a variety of techniques to develop underachieving properties. These techniques include: strategic market research and analysis; management enhancements; expenditure reductions; improved sales training and techniques; technical upgrades; programming and marketing enhancements; and facility consolidations.

          - Build Strongly-Branded Franchises. We analyze market research and competitive factors to identify the format opportunity, music selection and rotation, presentation and other key programming attributes that we believe will best position each station to develop a distinctive identity and to strengthen the stations' local "brand" or "franchise" value. We believe that this will enable us to maximize our audience share and consequently our revenues and broadcast cash flow.

          - Leverage Station Clusters To Capture Greater Share Of Advertising Revenue. We believe radio will continue to gain revenue share from other media as a result of deregulation in the broadcasting industry, which allows broadcasters to create larger clusters in their markets and offers advertisers a means to reach larger audiences in a cost-effective manner. As a result of deregulation in the radio broadcasting industry, operators can now create radio station clusters that have the critical mass of audience reach and marketing resources necessary to pursue incremental advertising and promotional revenues more aggressively. We continue to capitalize on this opportunity by developing specialized teams in many of our markets to work with non-traditional radio advertisers to create and develop marketing programs and solutions.

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

OUR CORPORATE HISTORY

     Our Chairman of the Board and Chief Executive Officer, Joseph M. Field, founded Entercom in 1968 on the conviction that FM broadcasting, then in its infancy, would surpass AM broadcasting as the leading aural medium. In the mid-1980's, with FM at critical mass, we began a deliberate multi-year effort to enhance our operations at both the corporate and station levels by changing or adjusting program formats to appeal to mainstream audiences in order to compete for greater shares of audience and advertising dollars in our markets. With the advent of the duopoly rules in 1992, which permitted expansion of ownership in a market from one to two stations in each radio medium, we began to "double up" in our markets. Since the passage of the Telecommunications Act of 1996, which permitted ownership of up to eight radio stations in most major markets, we have pursued a creative acquisition and development strategy by which we have acquired multiple stations in markets where we identified opportunities to improve station operating performance and to develop market leading clusters.

OUR STATION PORTFOLIO

     The following table sets forth selected information about our portfolio of radio stations:

                              1999 MARKET RANK

                           METRO        RADIO       YEAR
  MARKET (1)/STATION     POPULATION    REVENUE    ACQUIRED       FORMAT
  ------------------     ----------    -------    --------       ------

BOSTON, MA...........        8            8

  WEEI-AM                                           1998         Sports Talk
  WVEI-AM(2)                                        1999

  WRKO-AM                                           1998         Talk
  WAAF-FM                                           1999         Active Rock
  WQSX-FM                                           1999         Rhythmic AC

SEATTLE, WA(3).......        14           13

  KBSG-AM/FM                                        1996         Oldies
  KIRO-AM                                           1997         News/Talk/Sports
  KQBZ-FM                                           1997         Talk
  KISW-FM                                           1997         Active Rock
  KMTT-FM                                           1973         Adult Rock
  KNWX-AM                                           1997         News/Business
  KNDD-FM                                           1996         Modern Rock

PORTLAND, OR.........        25           22

  KFXX-AM                                           1998         Sports Talk
  KSLM-AM(4)                                        1998

  KGON-FM                                           1995         Classic Rock
  KKSN-AM                                           1995         Nostalgia
  KKSN-FM                                           1998         Oldies
  KNRK-FM                                           1995         Modern Rock
  KRSK-FM                                           1998         Hot Adult Contemporary

SACRAMENTO, CA.......        29           27

  KCTC-AM                                           1998         Nostalgia
  KRXQ-FM                                           1997         Active Rock
  KSEG-FM                                           1997         Classic Rock
  KSSJ-FM                                           1997         Smooth Jazz
  KDND-FM                                           1997         Contemporary Hit Radio

KANSAS CITY, MO......        30           30

  KMBZ-AM                                           1997         News/Talk/Sports
  KUDL-FM                                           1998         Adult Contemporary
  KYYS-FM                                           1997         Album Oriented Rock
  WDAF-AM                                           1998         Country
  KXTR-AM                                           1999         Classical
  KQRC-FM                                           2000         Active Rock
  KCIY-FM                                           2000         Smooth Jazz
  KRBZ-FM                                           2000         Hot Adult Contemporary

MILWAUKEE, WI .......        31           34

  WEMP-AM                                           1999         Religious
  WMYX-FM                                           1999         Adult Contemporary
  WXSS-FM                                           1999         Contemporary Hit Radio


                                                AUDIENCE       AUDIENCE
                                                  SHARE          RANK
                                TARGET          IN TARGET      IN TARGET
  MARKET (1)/STATION          DEMOGRAPHIC      DEMOGRAPHIC    DEMOGRAPHIC
  ------------------          -----------      -----------    -----------

BOSTON, MA...........

  WEEI-AM                      Men 25-54           7.2                2
  WVEI-AM(2)

  WRKO-AM                    Adults 25-54          2.5               16
  WAAF-FM                      Men 18-34          11.7                4
  WQSX-FM                     Women 25-54          4.9                5

SEATTLE, WA(3).......

  KBSG-AM/FM                 Adults 25-54          5.6                3
  KIRO-AM                      Men 25-54           8.3                1
  KQBZ-FM                      Men 25-54           5.1                3
  KISW-FM                      Men 25-54           4.7                5
  KMTT-FM                    Adults 25-54          4.0                9
  KNWX-AM                    Adults 35-64          1.1               22
  KNDD-FM                      Men 18-34          10.4                1

PORTLAND, OR.........

  KFXX-AM                      Men 25-54           3.2               13 (tie)
  KSLM-AM(4)

  KGON-FM                      Men 25-54           7.9                2
  KKSN-AM                    Adults 35-64          1.3               16 (tie)
  KKSN-FM                    Adults 25-54          6.2                4 (tie)
  KNRK-FM                      Men 18-34           7.8                4
  KRSK-FM                     Women 18-34          8.0                4

SACRAMENTO, CA.......

  KCTC-AM                    Adults 35-64          2.2               14
  KRXQ-FM                      Men 18-34          15.9                1
  KSEG-FM                      Men 24-54           8.3                2
  KSSJ-FM                    Adults 25-54          4.7                6
  KDND-FM                     Women 18-34          8.8                2

KANSAS CITY, MO......

  KMBZ-AM                      Men 25-54           7.2                4
  KUDL-FM                     Women 25-54          7.9                2 (tie)
  KYYS-FM                      Men 25-54           6.9                5
  WDAF-AM                    Adults 35-64          5.6                6
  KXTR-AM                    Adults 25-54          0.8               20
  KQRC-FM                      Men 18-34          20.1                1
  KCIY-FM                    Adults 25-54          4.7               13
  KRBZ-FM                     Women 18-34         10.8                2 (tie)

MILWAUKEE, WI .......

  WEMP-AM                    Adults 35-64          nmf              nmf
  WMYX-FM                     Women 25-54          8.8                1 (tie)
  WXSS-FM                     Women 18-34         14.2                2

                              1999 MARKET RANK

                           METRO        RADIO       YEAR
  MARKET (1)/STATION     POPULATION    REVENUE    ACQUIRED       FORMAT
  ------------------     ----------    -------    --------       ------
NORFOLK, VA..........        36           42

  WPTE-FM                                           1999         Modern Adult
                                                                 Contemporary
  WWDE-FM                                           1999         Adult Contemporary
  WVKL-FM                                           1999         Urban Adult Contemporary
  WNVZ-FM                                           1999         Contemporary Hit Radio

NEW ORLEANS, LA......        44           39

  WSMB-AM                                           1999         Talk/Sports
  WWL-AM                                            1999         News/Talk/Sports
  WEZB-FM                                           1999         Contemporary Hit Radio
  WLMG-FM                                           1999         Soft Adult Contemporary
  WKZN-FM                                           1999         Hot Adult Contemporary
  WTKL-FM                                           1999         Oldies

GREENSBORO, NC.......        42           50

  WMQX-FM                                           1999         Oldies
  WJMH-FM                                           1999         Urban Contemporary
  WEAL-AM                                           1999         Gospel
  WQMG-FM                                           1999         Urban Adult Contemporary

BUFFALO, NY..........        45           43

  WBEN-AM                                           1999         News/Talk
  WTSS-FM                                           1999         Adult Contemporary
  WWKB-AM                                           1999         Business News
  WKSE-FM                                           1999         Contemporary Hit Radio
  WGR-AM                                            1999         Sports
  WWWS-AM                                           1999         Urban Oldies

MEMPHIS, TN..........        46           40

  WMBZ-FM                                           1999         Modern Adult
                                                                 Contemporary
  WJCE-AM                                           1999         Adult Standards
  WRVR-FM                                           1999         Adult Contemporary

ROCHESTER, NY........        52           54

  WBZA-FM                                           1998         80's - based Adult
                                                                 Contemporary
  WBEE-FM                                           1998         Country
  WBBF-AM/FM                                        1998         Oldies


                                                AUDIENCE       AUDIENCE
                                                  SHARE          RANK
                                TARGET          IN TARGET      IN TARGET
  MARKET (1)/STATION          DEMOGRAPHIC      DEMOGRAPHIC    DEMOGRAPHIC
  ------------------          -----------      -----------    -----------
NORFOLK, VA..........

  WPTE-FM                      Adults 18-34          7.0                4

  WWDE-FM                       Women 25-54         11.1                1
  WVKL-FM                       Women 25-54        nmf(7)           nmf(7)
  WNVZ-FM                       Women 18-34         11.3                2

NEW ORLEANS, LA......

  WSMB-AM                        Men 25-54           2.3               13
  WWL-AM                         Men 25-54          11.7                1
  WEZB-FM                       Women 18-34          7.6                4
  WLMG-FM                       Women 25-54          9.9                2
  WKZN-FM                       Women 18-49          7.3                4
  WTKL-FM                      Adults 25-54          6.3                5 (tie)

GREENSBORO, NC.......

  WMQX-FM                      Adults 25-54          6.2                7
  WJMH-FM                      Adults 18-34         17.0                1
  WEAL-AM                      Adults 35-64          1.2               14 (tie)
  WQMG-FM                      Adults 25-54          9.0                1

BUFFALO, NY..........

  WBEN-AM                        Men 25-54           6.7                4
  WTSS-FM                       Women 25-54         11.5                2
  WWKB-AM                      Adults 35-64          0.4               20
  WKSE-FM                       Women 18-34         18.6                1
  WGR-AM                         Men 25-54           5.8                5 (tie)
  WWWS-AM                      Adults 25-54          1.8               13

MEMPHIS, TN..........

  WMBZ-FM                       Women 18-34        nmf(7)           nmf(7)
  WJCE-AM                      Adults 25-54          0.8               20 (tie)
  WRVR-FM                       Women 25-54          9.2                2 (tie)

ROCHESTER, NY........

  WBZA-FM                       Women 25-54        nmf(7)           nmf(7)
  WBEE-FM                      Adults 25-54          9.2                3
  WBBF-AM/FM                   Adults 25-54          4.2                9

                              1999 MARKET RANK

                           METRO        RADIO       YEAR
  MARKET (1)/STATION     POPULATION    REVENUE    ACQUIRED       FORMAT
  ------------------     ----------    -------    --------       ------
GREENVILLE/
SPARTANBURG, SC.......       58           58

  WFBC-FM                                           1999         Contemporary Hit Radio
  WSPA-FM                                           1999         Soft Adult Contemporary

  WYRD-AM(5)                                        1999         News/Talk
  WORD-AM(5)                                        1999

  WSPA-AM                                           1999         Full Service/ Talk

  WOLI-FM(5)                                        1999         80's - based Adult
  WOLT-FM(5)                                        1999         Contemporary


WILKES-BARRE
/SCRANTON, PA.........       64           69

  WGBI-AM(6)                                        1999         News/Talk/Sports
  WOGY-AM(6)                                        1999
  WILK-AM(6)                                        1999

  WGGI-FM(6)                                        1999         Country
  WGGY-FM(6)                                        1999

  WKRZ-FM(6)                                        1999         Contemporary Hit Radio
  WKRF-FM(6)                                        2000

  WSHG-FM(6)                                        1999         80's - based Adult
  WWFH-FM(6)                                        1999         Contemporary


WICHITA, KS...........        84           68

  KEYN-FM                                           2000         Oldies
  KFBZ-FM                                           2000         80's - based Adult
                                                                 Contemporary
  KQAM-AM                                           2000         Sports
  KFH-AM                                            2000         Talk
  KNSS-AM                                           2000         News
  KDGS-FM                                           2000         Rhythmic CHR
  KWSJ-FM                                           2000         Smooth Jazz


GAINESVILLE/OCALA, FL.       90          127

  WKTK-FM                                           1986         Adult Contemporary
  WSKY-FM                                           1998         News/Talk


MADISON, WI...........      120           71

  WOLX-FM                                            2000        Oldies
  WMMM-FM                                            2000        Adult Alternative
  WBZU-FM                                            2000        80's - based Adult
                                                                 Contemporary

LONGVIEW/KELSO, OR....      n/a          n/a

  KBAM-AM                                           1998         Country
  KEDO-AM                                           1997         Oldies
  KLYK-FM                                           1997         Adult Contemporary
  KRQT-FM                                           1998         Classic Rock



                                                AUDIENCE       AUDIENCE
                                                  SHARE          RANK
                                TARGET          IN TARGET      IN TARGET
  MARKET (1)/STATION        DEMOGRAPHIC      DEMOGRAPHIC    DEMOGRAPHIC
  ------------------        -----------      -----------    -----------
GREENVILLE/
SPARTANBURG, SC.......

  WFBC-FM                   Women 18-49           11.4            2
  WSPA-FM                   Women 25-54           10.2            3

  WYRD-AM(5)                Adults 25-54           1.5           13
  WORD-AM(5)

  WSPA-AM                   Adults 25-54           0.5           18 (tie)

  WOLI-FM(5)                Women 25-54          nmf(7)       nmf(7)
  WOLT-FM(5)


WILKES-BARRE
/SCRANTON, PA.........

  WGBI-AM(6)                Adults 35-64           2.2           11
  WOGY-AM(6)
  WILK-AM(6)

  WGGI-FM(6)                Adults 25-54           9.4            4
  WGGY-FM(6)

  WKRZ-FM(6)                Adults 18-49          14.9            1
  WKRF-FM(6)

  WSHG-FM(6)                Women 25-54          nmf(7)       nmf(7)
  WWFH-FM(6)


WICHITA, KS...........

  KEYN-FM                   Adults 25-54           7.5            2
  KFBZ-FM                   Women 25-54          nmf(7)       nmf(7)
  KQAM-AM                   Men 25-54              3.6           13 (tie)
  KFH-AM                    Men 25-54              6.2            4
  KNSS-AM                   Adults 25-54           3.9           11 (tie)
  KDGS-FM                   Adults 18-34           9.9            2
  KWSJ-FM                   Women 25-54            2.4           14


GAINESVILLE/OCALA, FL.

  WKTK-FM                   Women 25-54           11.6            1
  WSKY-FM                   Adults 25-54           5.9            4 (tie)


MADISON, WI...........

  WOLX-FM                   Adults 25-54           5.8            5 (tie)
  WMMM-FM                   Adults 25-54           8.7            2
  WBZU-FM                   Women 25-54          nmf(7)       nmf(7)


LONGVIEW/KELSO, OR....

  KBAM-AM                   Adults 25-54          n/a          n/a
  KEDO-AM                   Adults 25-54          n/a          n/a
  KLYK-FM                   Women 25-54           n/a          n/a
  KRQT-FM                   Men 25-54             n/a          n/a

------------------------

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

(6) WGBI-AM, WOGY-AM and WILK-AM simulcast their programming; WGGI-FM and WGGY-FM simulcast their programming; WWFH-FM and WSHG-FM simulcast their programming and WKRZ-FM and WKRF-FM simulcast their programming.

(7)  Ratings data not meaningful for Fall 2000 due to a recent change in format.

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

     Despite the competitiveness within the radio broadcasting industry, some barriers to entry exist. The operation of a radio broadcast station requires a license from the FCC. The number of radio stations that can operate in a given market is limited by strict AM interference criteria and the availability of FM radio frequencies allotted by the FCC to communities in that market. The number of stations that a single entity may operate in a market is further limited by the FCC's multiple ownership rules that regulate the number of stations serving the same area that may be owned or controlled by a single entity. However, changes in the Communications Act and the FCC's policies and rules permit increased ownership and operation of multiple local radio stations.

     Our stations compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media such as newspapers, magazines, over-the-air and cable television, outdoor advertising and direct mail. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced such as (1) satellite-delivered digital audio radio service, which could result in the near term introduction of new subscriber based satellite radio services with numerous niche formats; (2) audio programming by cable systems, direct broadcast satellite systems, Internet content providers, personal communications services and other digital audio broadcast formats; and
(3) in-band on-channel digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services. The FCC adopted a plan in 1999 for the establishment of "microbroadcasting" stations, low-powered FM stations that will be designed to serve small localized areas and that in some localized areas may cause interference with regular broadcasts by existing radio stations. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact discs. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurances, however, that this historical growth will continue or that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

     The FCC has adopted licensing and operating rules for satellite delivered audio and in April 1997 awarded two licenses for this service. Satellite delivered audio may provide a medium for the delivery by satellite or supplemental terrestrial means of multiple new audio programming formats to local and/or national audiences. Digital technology also may be used in the future by terrestrial radio broadcast stations either on existing or alternate broadcasting frequencies, and the FCC has stated that it will consider making changes to its rules to permit AM and FM radio stations to offer digital sound following industry analysis of technical standards. In addition, the FCC has authorized an additional 100 kHz of bandwidth for the AM band and has allotted frequencies in this new band to certain existing AM station licensees that applied for migration to the expanded AM band, subject to the requirement that at the end of a transition period, those licensees return to the FCC either the license for their existing AM band station or the license for the expanded AM band station.

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

     - determines the particular frequencies, locations, operating power, and other technical parameters of stations;

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

     The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. This summary is not a comprehensive listing of all of the regulations and policies affecting radio stations. For further information concerning the nature and extent of federal regulation of radio stations, you should refer to the Communications Act, FCC rules and FCC public notices and rulings.

     FCC LICENSES. Radio stations operate pursuant to renewable broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years. The FCC licenses for our stations are held by some of our subsidiaries. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public and interest groups. The FCC is required to hold hearings on a station's renewal application if a substantial or material question of fact exists as to whether the station has served the public interest, convenience and necessity. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet certain requirements and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Historically, FCC licenses have generally been renewed. We have no reason to believe that our licenses will not be renewed in the ordinary course, although there can be no assurance to that effect. The non-renewal of one or more of our licenses could have a material adverse effect on our business.

     The FCC classifies each AM and FM station. An AM station operates on either a clear channel, regional channel or local channel. A clear channel is one on which AM stations are assigned to serve wide areas. Clear channel AM stations are classified as either: Class A stations, which operate on an unlimited time basis and are designed to render primary and secondary service over an extended area; Class B stations, which operate on an unlimited time basis and are designed to render service only over a primary service area; or Class D stations, which operate either during daytime hours only, during limited times only or on an unlimited time basis with low nighttime power. A regional channel is one on which Class B and Class D AM stations may operate and serve primarily a principal center of population and the rural areas contiguous to it. A local channel is one on which AM stations operate on an unlimited time basis and serve primarily a community and the suburban and rural areas immediately contiguous thereto. Class C AM stations operate on a local channel and are designed to render service only over a primary service area that may be reduced as a consequence of interference.

     The minimum and maximum facilities requirements for an FM station are determined by its class. FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1, CO and C. The FCC has recently adopted a new rule that subjects Class C FM stations that do not meet certain antenna-height parameters to an involuntary downgrade in class to Class CO under certain circumstances.

     The following table sets forth the market, call letters, FCC license classification, antenna height above average terrain ("HAAT"), power, frequency and FCC license expiration date of each of the stations that we own or operate.

                                                                                                 EXPIRATION DATE
                                      FCC       HAAT                             POWER IN               OF
MARKET(1)               STATION      CLASS   (IN METERS)      FREQUENCY         KILOWATTS(2)        FCC LICENSE
---------           -------------    -----   -----------      ---------         ------------        -----------
Boston, MA......    WEEI-AM            B          *         850       kHz               50       April 1, 2006
                    WRKO-AM            B          *         680       kHz               50       April 1, 2006
                    WAAF-FM            B        239        107.3      MHz               20       April 1, 2006
                    WQSX-FM            B        179        93.7       MHz               34       April 1, 2006
                    WVEI-AM            B          *        1440       kHz                5       April 1, 2006
Seattle, WA.....    KBSG-AM            B          *        1210       kHz           27.5-D       February 1, 2006
                                                                                      10-N
                    KBSG-FM            C        729        97.3       MHz               55       February 1, 2006
                    KIRO-AM            A          *         710       kHz               50       February 1, 2006
                    KISW-FM            C        714        99.9       MHz               58       February 1, 2006
                    KMTT-FM            C        714        103.7      MHz               58       February 1, 2006
                    KQBZ-FM            C        714        100.7      MHz               58       February 1, 2006
                    KNWX-AM            B          *         770       kHz             50-D       February 1, 2006
                                                                                       5-N
                    KNDD-FM            C        714        107.7      MHz               58       February 1, 2006
Portland, OR....    KFXX-AM            B          *         910       kHz                5       February 1, 2006
                    KGON-FM            C        386        92.3       MHz              100       February 1, 2006
                    KKSN-AM            B          *        1520       kHz             50-D       February 1, 2006
                                                                                      15-N
                    KKSN-FM            C        386        97.1       MHz              100       February 1, 2006
                    KNRK-FM           C2        259        94.7       MHz               17       February 1, 2006
                    KRSK-FM            C        576        105.1      MHz              100       February 1, 2006
                    KSLM-AM            B          *        1390       kHz              5-D       February 1, 2006
                                                                                    0.69-N

Sacramento, CA..    KCTC-AM            B          *        1320       kHz                5       December 1, 2005
                    KRXQ-FM            B        151        98.5       MHz               50       December 1, 2005
                    KSEG-FM            B        152        96.9       MHz               50       December 1, 2005
                    KSSJ-FM           B1         99        94.7       MHz               25       December 1, 2005
                    KDND-FM            B        123        107.9      MHz               50       December 1, 2005
Kansas City, MO.    KMBZ-AM            B          *         980       kHz                5       February 1, 2005
                    KUDL-FM            C        303        98.1       MHz              100       June 1, 2005
                    KYYS-FM            C        308        99.7       MHz              100       February 1, 2005
                    WDAF-AM            B          *         610       kHz                5       February 1, 2005
                    KXTR-AM(3)         B          *        1250       kHz             25-D       June 1, 2005
                                                                                     3.7-N
                    KQRC-FM            C        322        98.9       MHz              100       February 1, 2005
                    KCIY-FM           C1        299        106.5      MHz              100       February 1, 2005
                    KRBZ-FM            C        300        96.5       MHz              100       February 1, 2005

                                                                                                  EXPIRATION DATE
                                      FCC       HAAT                              POWER IN              OF
MARKET(1)               STATION      CLASS   (IN METERS)      FREQUENCY         KILOWATTS(2)        FCC LICENSE
---------           -------------    -----   -----------      ---------         ------------        -----------
Milwaukee, WI...    WEMP-AM            B          *        1250       kHz                5       December 1, 2003
                    WMYX-FM            B        137        99.1       MHz               50       December 1, 2003
                    WXSS-FM            B        257        103.7      MHz             19.5       December 1, 2003
Norfolk, VA.....    WPTE-FM            B        152        94..9      MHz               50       October 1, 2003
                    WWDE-FM            B        152        101.3      MHz               50       October 1, 2003
                    WVKL-FM            B        268        95.7       MHz               40       October 1, 2003
                    WNVZ-FM            B        146        104.5      MHz               50       October 1, 2003
New Orleans, LA.    WSMB-AM            B          *        1350       kHz                5       June 1, 2004
                    WWL-AM             A          *         870       kHz               50       June 1, 2004
                    WEZB-FM            C        300        97.1       MHz              100       June 1, 2004
                    WLMG-FM            C        300        101.9      MHz              100       June 1, 2004
                    WKZN-FM           C1        275        105.3      MHz              100       June 1, 2004
                    WTKL-FM            C        300        95.7       MHz              100       June 1, 2004
Greensboro, NC..    WMQX-FM            C        335        93.1       MHz              100       December 1, 2003
                    WJMH-FM            C        367        102.1      MHz              100       December 1, 2003
                    WEAL-AM            D          *        1500       kHz              1-D       December 1, 2003
                    WQMG-FM            C        375        97.1       MHz              100       December 1, 2003
Buffalo, NY.....    WBEN-AM            B          *         930       kHz                5       June 1, 2006
                    WTSS-FM            B        408        102.5      MHz              110       June 1, 2006
                    WWKB-AM            A          *        1520       kHz               50       June 1, 2006
                    WKSE-FM            B        128        98.8       MHz               46       June 1, 2006
                    WGR-AM             B          *         550       kHz                5       June 1, 2006
                    WWWS-AM            C          *        1400       kHz                1       June 1, 2006
Memphis, TN.....    WMBZ-FM           C2        144        94.1       MHz               50       August 1, 2004
                    WJCE-AM            B          *         680       kHz             10-D       August 1, 2004
                                                                                       5-N
                    WRVR-FM           C1        229        104.5      MHz              100       August 1, 2004
Rochester, NY...    WBZA-FM            B        172        98.9       MHz               37       June 1, 2006
                    WBEE-FM            B        152        92.5       MHz               50       June 1, 2006
                    WBBF-AM            B          *         950       kHz                1       June 1, 2006
                    WBBF-FM            A        119        93.3       MHz                4       June 1, 2006
Greenville/
  Spartanburg, SC   WFBC-FM            C        564        93.7       MHz              100       December 1, 2003
                    WSPA-FM            C        580        98.9       MHz              100       December 1, 2003
                    WYRD-AM            B        184        1330       kHz                5       December 1, 2003
                    WORD-AM            B          *         910       kHz            3.6-D       December 1, 2003
                                                                                    0.89-N
                    WSPA-AM            B          *         950       kHz                5       December 1, 2003
                    WOLI-FM            A        100        103.9      MHz                6       December 1, 2003
                    WOLT-FM            A        151        103.3      MHz              2.7       December 1, 2003
Wilkes-Barre/
  Scranton, PA..    WGBI-AM            B          *         910       kHz              1-D       August 1, 2006
                                                                                     0.5-N
                    WOGY-AM            B          *        1300       kHz              5-D       August 1, 2006
                                                                                     0.5-N
                    WILK-AM            B          *         980       kHz              5-D       August 1, 2006
                                                                                       1-N
                    WGGI-FM            A        100        95.9       MHz                6       August 1, 2006
                    WGGY-FM            B        338        101.3      MHz                7       August 1, 2006
                    WKRZ-FM            B        357        98.5       MHz              8.7       August 1, 2006
                    WKRF-FM            A        267        107.9      MHz             0.84       August 1, 2006
                    WSHG-FM            A         22        102.3      MHz              5.8       August 1, 2006
                    WWFH-FM            A        207        103.1      MHz             0.73       August 1, 2006


Wichita, KS.....    KEYN-FM           C1        262        103.7      MHz              100       June 1, 2005
                    KFBZ-FM            C        301        105.3      MHz              100       June 1, 2005
                    KQAM-AM            B          *        1480       kHz              5-D       June 1, 2005
                                                                                       1-N
                    KFH-AM             B          *        1330       kHz              5-D       June 1, 2005
                                                                                       5-N
                    KNSS-AM            C          *        1240       kHz             0.63       June 1, 2005
                    KDGS-FM           C3        100        93.9       MHz               25       June 1, 2005
                    KWSJ-FM           C2        150        98.7       MHz               50       June 1, 2005


                                                                                                  EXPIRATION DATE
                                      FCC       HAAT                              POWER IN              OF
MARKET(1)               STATION      CLASS   (IN METERS)      FREQUENCY         KILOWATTS(2)        FCC LICENSE
---------           -------------    -----   -----------      ---------         ------------        -----------
Gainesville/
  Ocala, FL.....    WKTK-FM           C1        299        98.5       MHz              100       February 1, 2004
                    WSKY-FM           C2        289        97.3       MHz             13.5       February 1, 2004

Madison, WI.....    WOLX-FM            B        396        94.9       MHz               37       December 1, 2004
                    WMMM-FM            A        175        105.5      MHz                2       December 1, 2004
                    WBZU-FM            A         74        105.1      MHz                6       December 1, 2004
Longview/Kelso,
  WA............    KBAM-AM            D          *        1270       kHz              5-D       February 1, 2006
                                                                                   0.083-N
                    KEDO-AM            C          *        1400       kHz                1       February 1, 2006
                    KLYK-FM            A        262        105.5      MHz              0.7       February 1, 2006
                    KRQT-FM           C3        528        107.1      MHz             0.74       February 1, 2006



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

(3) KXTR-AM also has a construction permit to broadcast with call letters KWSJ-AM at 1660 kHz in the expanded AM band with 10 kw-D and 1 kw-N. The FCC rules require that at the end of a five year transition period we must elect to operate on either the 1250 kHz frequency or the 1660 kHz frequency and surrender the other frequency to the FCC.

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

     To obtain FCC consent to assign or transfer control of a broadcast license, appropriate applications must be filed with the FCC. If the application involves a "substantial change" in ownership or control, the application must be placed on public notice for not less than 30 days during which time petitions to deny or other objections against the application may be filed by interested parties, including members of the public. Informal objections to assignment and transfer of control applications may be filed any time up until the FCC acts on the application. If the application does not involve a "substantial change" in ownership or control, it is a "pro forma" application. The "pro forma" application is nevertheless subject to having informal objections filed against it. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer of the broadcast license to any party other than the assignee or transferee specified in the application. If the FCC grants an assignment or transfer application, interested parties have 30 days from public notice of the grant to seek reconsideration of that grant. The FCC usually has an additional ten days to set aside the grant on its own motion.

     MULTIPLE OWNERSHIP RULES. The Communications Act and FCC rules impose specific limits on the number of commercial radio stations an entity can own in a single market. These rules may preclude us from acquiring certain stations we might otherwise seek to acquire. The rules also effectively prevent us from selling stations in a market to a buyer that has reached its ownership limit in the market. The local radio ownership rules are as follows:

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

     The FCC has revised its radio/television cross-ownership rule to allow for greater common ownership of television and radio stations. The revised radio/television cross-ownership rule permits a single owner to own up to two television stations, consistent with the FCC's rules on common ownership of television stations, together with one radio station in all markets. In addition, an owner will be permitted to own additional radio stations, not to exceed the local ownership limits for the market, as follows:

     - in markets where 20 media voices will remain after the consummation of the proposed transaction, an owner may own an additional 5 radio stations, or, if the owner only has one television station, an additional 6 radio stations; and

     - in markets where 10 media voices will remain after the consummation of the proposed transaction, an owner may own an additional 3 radio stations.

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

     The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations directly or indirectly controlling broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's voting stock are generally attributable. In addition, certain passive investors are attributable if they hold 20% or more of the corporation's voting stock. The FCC recently revoked a rule that formerly provided that interests of minority shareholders in a corporation were not attributable if a single entity or individual held 50% or more of that corporation's voting stock. In revoking the rule, the FCC has, however, grandfathered as non-attributable those minority stock interests that were held as of the date of the FCC's order.

     The FCC has adopted a rule, known as the equity-debt-plus or EDP rule that causes certain creditors or investors to be attributable owners of a station, regardless of whether there is a single majority shareholder. Under this rule, a major programming supplier or a same-market owner will be an attributable owner of a station if the supplier or owner holds debt or equity, or both, in the station that is greater than 33% of the value of the station's total debt plus equity. A major programming supplier includes any programming supplier that provides more than 15% of the station's weekly programming hours. A same-market owner includes any attributable owner of a media company, including broadcast stations, cable television and newspapers, located in the same market as the station, but only if the owner is attributable under an FCC attribution rule other than the EDP rule. The attribution rules limit the number of radio stations we may acquire or own in any market.

     ALIEN OWNERSHIP RULES. The Communications Act prohibits the issuance or holding of broadcast licenses by aliens, including any corporation if more than 20% of its capital stock is owned or voted by aliens. In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens, if the FCC finds that the prohibition is in the public interest. These restrictions apply in modified form to other forms of business organizations, including partnerships and LLCs. Our articles of incorporation prohibit the ownership, voting and transfer of our capital stock in violation of the FCC restrictions, and prohibit the issuance of capital stock or the voting rights such capital stock represents to or for the account of aliens or corporations otherwise subject to domination or control by aliens in excess of the FCC limits. The articles of incorporation authorize our board of directors to enforce these prohibitions. In addition, the articles of incorporation provide that shares of our capital stock determined by our board of directors to be owned beneficially by an alien or an entity directly or indirectly owned by aliens in whole or in part shall be subject to redemption by us by action of the board of directors to the extent necessary, in the judgment of the board of directors, to comply with these alien ownership restrictions.

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

     PROGRAMMING AND OPERATION. The Communications Act requires broadcasters to serve the "public interest." The FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. A licensee continues to be required, however, to present programming that is responsive to issues of the station's community of license and to maintain records demonstrating this responsiveness. Complaints from listeners concerning a station's programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although listener complaints may be filed at any time, are required to be maintained in the station's public file and generally may be considered by the FCC at any time. Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on human exposure to radio frequency radiation. The FCC restricts the broadcast of indecent programming and prohibits the broadcast of obscene programming.

     On January 20, 2000, the FCC adopted new rules prohibiting employment discrimination by broadcast stations on the basis of race, religion, color, national origin, and gender; and requiring broadcasters to implement programs to promote equal employment opportunities at their stations. The rules generally require broadcast stations to disseminate information about job openings widely so that all qualified applicants, including minorities and women, have an adequate opportunity to compete for the job. Broadcasters may fulfill this requirement by sending the station's job vacancy information to organizations that request it, participating in community outreach programs, or designing an alternative recruitment program. Broadcasters with five or more full-time employees must place in their public files annually a report detailing their recruitment efforts and must file a statement with the FCC certifying compliance with the rules every two years. Broadcasters with ten or more full-time employees must file their annual reports with the FCC midway through their license term. Broadcasters also must file employment information with the FCC annually for statistical purposes. The FCC recently suspended the effectiveness of its EEO rules in response to a January 16, 2001 decision of the Court of Appeals for the District of Columbia district that vacated the FCC rules.

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

     - restatement in revised form of FCC's equal employment opportunity rules and revisions to the FCC's rules relating to political broadcasting, including free air time to candidates;

     -    technical and frequency allocation matters;

     - proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; and

     - changes in the FCC's cross-interest, multiple ownership and attribution policies, including the definition of the local market for multiple ownership purposes.

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

     On January 20, 2000, the FCC voted to adopt rules creating a new low power FM radio service. The new low power stations will operate at a maximum power of between 10 and 100 watts in the existing FM commercial and non-commercial band. Low power stations may be used by governmental and non-profit organizations to provide noncommercial educational programming or public safety and transportation radio services. No existing broadcaster or other media entity, including us, will be permitted to have an ownership interest or enter into any program or operating agreement with any low power FM station. During the first two years of the new service, applicants must be based in the area that they propose to serve. Applicants will not be permitted to own more than one station nationwide during the initial two year period. After the initial two year period, entities will be allowed to own up to five stations nationwide, and after three years, the limit will be raised to ten stations nationwide. A single person or entity may not own two low power stations whose transmitters are less than seven miles from each other. The authorizations for the new stations will not be transferable. The FCC has begun to accept applications for new low power FM stations.

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

EMPLOYEES

     On February 28, 2001, we had a staff of 1541 full-time employees and 610 part-time employees. We are a party to collective bargaining agreements with the American Federation of Television and Radio Artists (AFTRA), which apply to some of our programming personnel, and we are a party to a collective bargaining agreement with the International Brotherhood of Electrical Workers (IBEW), which applies to some of our engineering personnel. The Seattle AFTRA collective bargaining agreement will expire January 31, 2002. The Kansas City AFTRA collective bargaining agreement will expire on September 29, 2001 and our Boston AFTRA collective bargaining agreement, as extended, expired on September 14, 1999. We are currently renegotiating this agreement and cannot predict the outcome of this negotiation. The Boston IBEW collective bargaining agreement expires April 30, 2001. We believe that our relations with our employees are good.

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

ITEM 2. PROPERTIES AND FACILITIES

     The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We typically lease our studio and office space with lease terms that expire in five to ten years, although we do own some of our facilities. A station's studios are generally housed with its offices in downtown or business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We own many of our main transmitter and antenna sites and lease the remainder of our transmitter/antenna sites with lease terms that expire, including renewal options, in periods generally ranging up to twenty years. The transmitter/antenna site for each station is generally located so as to provide maximum market coverage, consistent with the station's FCC license. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required.

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

     We entered into a preliminary agreement on February 6, 1996, to acquire the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation, subject to approval by the FCC, for a purchase price of $25.0 million. Notwithstanding our efforts to pursue this transaction, the seller was nonresponsive. On July 28, 1999, we commenced a legal action seeking to enforce this agreement, and subsequently the seller filed a cross-complaint against us asking for damages, an injunction and costs and filed a separate action against our president. This separate action against our president was dismissed without leave to amend in February 2000. We are pursuing our legal action against the seller and seeking dismissal of the cross-complaint. We estimate that the impact of an unfavorable outcome will not materially impact our financial position, results of operations or cash flows. We cannot determine if and when the transaction might occur.

     In October 1999, The Radio Music License Committee, of which we are a participant, filed a motion in the New York courts against Broadcast Music, Inc. commencing a rate-making proceeding, on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees. We are currently operating under interim license agreements for the period commencing January 1, 1997 at the rates and terms reflected in prior agreements. We estimate that the impact of an unfavorable outcome of the motion will not materially impact our financial position, results of operations or cash flows.

     In December 2000, the U.S. Copyright Office, under the Digital Millennium Copyright Act, issued a final rule which provides that AM and FM radio broadcast signals transmitted simultaneously over a digital communications network are subject to the sound recording copyright owner's exclusive right of performance. This would result in the imposition of license fees for Internet streaming and other digital media. As a result of this decision, we must now participate in an arbitration proceeding at the U.S. Copyright Office to determine the amount of the fees that are due from the use of sound recordings in Internet streaming. We, along with other broadcasters and the National Association of Broadcasters, previously commenced a legal action in New York challenging the imposition of these license fees. In addition, we, along with other radio broadcasters, have commenced a legal action seeking declaratory relief as to the impact of the final rule of the Copyright Office. We intend to pursue these actions. However, we cannot determine the likelihood of success. We estimate that the impact of an unfavorable determination will not materially impact our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

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

                                                             PRICE RANGE
                                                        HIGH           LOW
    Calendar Year 1999
         First Quarter (beginning January 29).......   $35.38         $28.31
         Second Quarter.............................    42.75          31.75
         Third Quarter..............................    41.94          35.00
         Fourth Quarter.............................    67.75          35.13
    Calendar Year 2000
         First Quarter..............................    68.69          38.13
         Second Quarter.............................    50.75          35.81
         Third Quarter..............................    50.56          25.31
         Fourth Quarter.............................    39.81          25.31
    Calendar Year 2001
         First Quarter (through March 14)...........    50.50          32.75

The initial public offering of our Class A common stock was priced on January 28, 1999 at a price of $22.50 per share.

     As of March 14, 2001, there were approximately 69 shareholders of record of our Class A common stock, $.01 par value. This number does not include the number of shareholders whose shares are held of record by a broker or clearing agency but does include each such brokerage house or clearing agency as one record holder. Based upon available information, we believe we have approximately 6,000 beneficial owners of our Class A common stock. There are 3 shareholders of record of our Class B common stock, $.01 par value, and 1 shareholder of record of our Class C common stock, $.01 par value.

     Since becoming a public company in January 1999, we have not declared any dividends on our common stock. We have no plans to declare or pay cash dividends in the foreseeable future because we intend to retain our earnings, if any, to finance the expansion of our business and for general corporate purposes. Any payment of future dividends will be at the discretion of the board of directors and will depend upon, among other factors, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions, including the provisions of our credit facility and provisions applicable to the 6.25% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES) of our subsidiary trust, and other considerations that the board of directors deems relevant.

     On February 3, 1999, we sold 11,300,000 shares of our Class A common stock and one of our shareholders sold 2,327,500 shares of our Class A common stock in our initial public offering pursuant to a Registration Statement on Form S-1 (Registration No. 333-61381), which was declared effective by the Securities and Exchange Commission on January 28, 1999. Credit Suisse First Boston Corporation was the managing underwriter. The net proceeds to us were approximately $236.2 million, all of which we used to reduce outstanding indebtedness under our credit facility and to pay other corporate obligations.

     On October 6, 1999, we sold 8,000,000 shares of our Class A Common Stock and some of our shareholders sold an aggregate of 750,000 shares of our Class A common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-86397), which was declared effective by the Commission on September 30, 1999. Credit Suisse First Boston Corporation was the managing underwriter. The net proceeds to us were approximately $276.1 million, all of which was used to reduce outstanding debt and to fund the Sinclair acquisition.

     On October 6, 1999, we sold $125.0 million in aggregate principal amount of TIDES pursuant to a Registration Statement on Form S-1 (Registration No. 333-86843), which was declared effective by the Commission on September 30, 1999. Credit Suisse First Boston Corporation was the managing underwriter. The net proceeds to us were approximately $120.5 million, all of which was used to reduce outstanding debt and to fund the Sinclair acquisition.

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

     On January 28, 1999, we converted a 7% Subordinated Convertible Note due 2003 in the principal amount of $25.0 million held by Chase Equity Associates, L.P., an affiliate of Chase Capital Partners, into 2,327,500 shares of Class A common stock and 1,995,669 shares of Class C common stock.

     Both transactions were intended to be exempt from the registration requirements of the Securities Act by virtue of Section 3(a)(9) thereof.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     - Historically, we operated with an October 1st to September 30th fiscal year. Effective January 1, 1999, we changed for financial reporting purposes from a fiscal year ending September 30th to a fiscal year ending December 31st. Accordingly, the selected historical financial data includes information as of and for the three-month transition period ended December 31, 1998, and, for comparison purposes, the three months ended December 31, 1997 and the twelve months ended December 31, 1998.

     - Immediately prior to our initial public offering in January 1999, Chase Capital converted a 7% Subordinated Convertible Note due 2003 in the principal amount of $25 million into 2,327,500 shares of our Class A common stock and 1,995,669 shares of our Class C common stock. The Chase Capital convertible subordinated note has been retired and we have no further obligation with respect to the note.

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

     - Broadcast cash flow consists of operating income before depreciation and amortization, net expense (income) from time brokerage agreement fees, corporate general and administrative expenses, and gains on sale of assets.

     - Broadcast cash flow margin represents broadcast cash flow as a percentage of net revenue.

     - EBITDA before net expense (income) from time brokerage agreement fees consists of operating income plus depreciation and amortization, non-cash compensation expense (which is otherwise included in corporate general and administrative expenses), net expense (income) from time brokerage agreement fees and the elimination of gains and losses on sale of assets.

    - After tax cash flow consists of income (loss) before extraordinary item, plus the following: depreciation and amortization, non-cash compensation expense (which is otherwise included in corporate general and administrative expense), deferred tax provision, the elimination of any gains or losses on sale of assets, investments and derivative instruments (net of current tax) and the elimination of any adjustments to reflect the indexing of the convertible subordinated note. Pro forma after tax cash flow consists of pro forma income (loss) before extraordinary item, to reflect taxes as if we were a C corporation during the periods presented.

     -    The data is presented in thousands, other than earnings per share.

     Although broadcast cash flow, EBITDA before net expense (income) from time brokerage agreement fees and after tax cash flow are not measures of performance or liquidity calculated in accordance with generally accepted accounting principles, we believe that these measures are useful to an investor in evaluating our performance because they are widely used in the broadcast industry to measure a radio company's operating performance. However, you should not consider broadcast cash flow, EBITDA before net expense (income) from time brokerage agreement fees and after tax cash flow in isolation or as substitutes for operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. In addition, because broadcast cash flow, EBITDA before net expense (income) from time brokerage agreement fees and after tax cash flow are not calculated in accordance with generally accepted accounting principles, they are not necessarily comparable to similarly titled measures employed by other companies.

                                                                                                               TWELVE MONTHS
                                                                                        THREE MONTHS ENDED        ENDED
                                                    YEAR ENDED SEPTEMBER 30,               DECEMBER 31,        DECEMBER 31,
                                               -----------------------------------    ----------------------   -------------
                                                  1996        1997         1998         1997         1998          1998
                                               ---------    ---------    ---------    ---------    ---------     ---------
                                                                                     (UNAUDITED)                (UNAUDITED)
OPERATING DATA:
Net revenues ................................  $  48,675    $  93,862    $ 132,998    $  28,399    $  47,363     $ 151,962
Operating expenses (income):
   Station operating expenses ...............     31,659       61,280       88,599       18,868       29,990        99,721
   Depreciation and amortization ............      2,960        7,685       13,066        2,880        4,358        14,544
   Corporate general and administrative
     expenses ...............................      2,872        3,249        4,527          849        1,850         5,528
   Net expense (income) from time brokerage
     agreement fees .........................       (879)        (476)       2,399           --        1,236         3,635
   Gains on sale of assets ..................       (119)    (197,097)      (8,661)         (43)     (69,648)      (78,266)
                                               ---------    ---------    ---------    ---------    ---------     ---------
      Total operating expenses (income) .....     36,493     (125,359)      99,930       22,554      (32,214)      (45,162)
                                               ---------    ---------    ---------    ---------    ---------     ---------
Operating income ............................     12,182      219,221       33,068        5,845       79,577       106,800
Other expense (income):
   Interest expense .........................      5,196       11,388       14,663        2,996        5,732        17,399
   Financing cost of Entercom - obligated
     mandatorily redeemable convertible
     preferred securities of Entercom
     Communications Capital Trust ...........         --           --           --           --           --            --
   Adjustment to reflect indexing of the
     convertible subordinated note ..........         --       29,070        8,841       14,903       29,503        23,441
   Equity loss from unconsolidated investee .         --           --           --           --           --            --
   Loss on investments ......................         --           --           --           --           --            --
   Interest income ..........................         --         (482)        (410)        (127)        (146)         (429)
   Other non-operating expenses (income) ....        (67)       1,986           82           25          723           780
                                               ---------    ---------    ---------    ---------    ---------     ---------

      Total other expense ...................      5,129       41,962       23,176       17,797       35,812        41,191
                                               ---------    ---------    ---------    ---------    ---------     ---------
Income (loss) before income taxes and
  extraordinary item ........................      7,053      177,259        9,892      (11,952)      43,765        65,609
Income taxes ................................        274          489          453           81          310           682
                                               ---------    ---------    ---------    ---------    ---------     ---------
Income (loss) before extraordinary item .....      6,779      176,770        9,439      (12,033)      43,455        64,927
Extraordinary item, net of taxes ............        539           --        2,376           --           --         2,376
                                               ---------    ---------    ---------    ---------    ---------     ---------
Net income (loss) ...........................  $   6,240    $ 176,770    $   7,063    $ (12,033)   $  43,455     $  62,551
                                               =========    =========    =========    =========    =========     =========

Net Income (Loss) Per Share - Basic:
Income (loss) before extraordinary item .....
Extraordinary item, net of taxes ............

Net income (loss) per share - basic .........


Net Income (Loss) Per Share - Diluted:
Income (loss) before extraordinary item .....
Extraordinary item, net of taxes ............

Net income (loss) per share - diluted .......


PRO FORMA DATA:
Income (loss) before income taxes and
  extraordinary item ........................  $   7,053    $ 177,259    $   9,892    $ (11,952)   $  43,765     $  65,609
Pro forma income taxes ......................      2,680       78,405        7,119        1,121       27,842        33,840
                                               ---------    ---------    ---------    ---------    ---------     ---------
Pro forma income (loss) before extraordinary
  item ......................................      4,373       98,854        2,773      (13,073)      15,923        31,769
Extraordinary item, net of pro forma taxes ..       348           --        1,488           --           --         1,488
                                               ---------    ---------    ---------    ---------    ---------     ---------
Pro forma net income (loss) .................  $   4,025    $  98,854    $   1,285    $ (13,073)   $  15,923     $  30,281
                                               =========    =========    =========    =========    =========     =========
Pro forma basic income  (loss) per share
   before extraordinary item ................  $    0.20    $    4.59    $    0.12    $   (0.61)   $    0.64     $    1.32
Pro forma diluted income (loss) per
   share before extraordinary item ..........  $    0.20    $    4.59    $    0.12    $   (0.61)   $    0.64     $    1.32
Weighted average common shares outstanding -
   basic ....................................     21,534       21,534       22,239       21,534       24,742        24,104
Weighted average common shares outstanding -
   diluted ..................................     21,534       21,534       22,239       21,534       24,742        24,104
BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents ...................  $   5,292    $   3,626    $   6,666    $   3,497    $   6,469     $   6,469
Intangibles and other assets ................    119,269      300,029      428,763      313,889      504,825       504,825
Total assets ................................    150,575      364,743      522,945      378,138      681,034       681,034
Senior debt, including current portion ......    111,000      117,000      253,784      127,000      330,281       330,281
Total shareholders' equity ..................      5,079      179,019      182,970      166,986      225,467       225,467
OTHER DATA:
Broadcast cash flow .........................  $  17,016    $  32,582    $  44,399    $   9,531    $  17,373     $  52,241
Broadcast cash flow margin ..................       35.0%        34.7%        33.4%        33.6%        36.7%         34.4%



                                                  YEAR ENDED DECEMBER 31,
                                                --------------------------
                                                   1999            2000
                                                -----------    -----------

OPERATING DATA:
Net revenues ................................   $   215,001    $   352,025
Operating expenses (income):
   Station operating expenses ...............       135,943        206,608
   Depreciation and amortization ............        21,564         43,475
   Corporate general and administrative
     expenses ...............................         8,100         12,497
   Net expense (income) from time brokerage
     agreement fees .........................           652             11
   Gains on sale of assets ..................        (1,986)       (41,465)
                                                -----------    -----------
      Total operating expenses (income) .....       164,273        221,126
                                                -----------    -----------
Operating income ............................        50,728        130,899
Other expense (income):
   Interest expense .........................        11,182         37,760
   Financing cost of Entercom - obligated
     mandatorily redeemable convertible
     preferred securities of Entercom
     Communications Capital Trust ...........         1,845          7,813
   Adjustment to reflect indexing of the
     convertible subordinated note ..........            --             --
   Equity loss from unconsolidated investee .            --          1,100
   Loss on investments ......................            --          5,688
   Interest income ..........................        (3,253)          (512)
   Other non-operating expenses (income) ....            --             --
                                                -----------    -----------

      Total other expense ...................         9,774         51,849
                                                -----------    -----------
Income (loss) before income taxes and
  extraordinary item ........................        40,954         79,050
Income taxes ................................       100,913         31,796
                                                -----------    -----------
Income (loss) before extraordinary item .....       (59,959)        47,254
Extraordinary item, net of taxes ............           918             --
                                                -----------    -----------
Net income (loss) ...........................   $   (60,877)   $    47,254
                                                ===========    ===========

Net Income (Loss) Per Share - Basic:
Income (loss) before extraordinary item .....   $     (1.58)   $      1.05
Extraordinary item, net of taxes ............   $       .03    $        --
                                                -----------    -----------
Net income (loss) per share - basic .........   $     (1.61)   $      1.05
                                                ===========    ===========

Net Income (Loss) Per Share - Diluted:
Income (loss) before extraordinary item .....   $     (1.58)   $      1.04
Extraordinary item, net of taxes ............   $       .03    $        --
                                                -----------    -----------
Net income (loss) per share - diluted .......   $     (1.61)   $      1.04
                                                ===========    ===========

PRO FORMA DATA:
Income (loss) before income taxes and
  extraordinary item ........................   $    40,954
Pro forma income taxes ......................        20,278
                                                -----------
Pro forma income (loss) before extraordinary
  item ......................................        20,676
Extraordinary item, net of pro forma taxes ..          918
                                                -----------
Pro forma net income (loss) .................   $    19,758
                                                ===========
Pro forma basic income  (loss) per share
   before extraordinary item ................   $      0.55
Pro forma diluted income (loss) per
   share before extraordinary item ..........   $      0.54
Weighted average common shares outstanding -
     basic ..................................        37,922         45,209
Weighted average common shares outstanding -
   diluted ..................................        38,238         45,614
BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents ...................   $    11,262    $    13,257
Intangibles and other assets ................     1,225,335      1,276,921
Total assets ................................     1,396,048      1,473,928
Senior debt, including current portion ......       465,770        461,260
Total shareholders' equity ..................       686,611        735,701
OTHER DATA:
Broadcast cash flow .........................   $    79,058    $   145,417
Broadcast cash flow margin ..................          36.8%          41.3%

                                                                                                               TWELVE MONTHS
                                                                                        THREE MONTHS ENDED        ENDED
                                                    YEAR ENDED SEPTEMBER 30,               DECEMBER 31,        DECEMBER 31,
                                               -----------------------------------    ----------------------   -------------
                                                  1996        1997         1998         1997         1998          1998
                                               ---------    ---------    ---------    ---------    ---------     ---------
                                                                                     (UNAUDITED)                (UNAUDITED)
   EBITDA before net expense (income) from
     time brokerage agreement fees ..........  $  14,144    $  29,333    $  39,872    $   8,682    $  15,523     $  46,713
   After tax cash flow ......................      7,311       16,590       21,028        5,003        7,985        24,010
   Cash flows related to:
     Operating activities ...................     12,773        8,859       23,019        7,341       11,158        26,836
     Investing activities ...................    (96,502)     (13,695)    (153,651)     (17,470)     (86,894)     (223,075)
     Financing activities ...................     87,457        3,170      133,672       10,000       75,539       199,211



                                                  YEAR ENDED DECEMBER 31,
                                                --------------------------
                                                   1999            2000
                                                -----------    -----------

   EBITDA before net expense (income) from
     time brokerage agreement fees ..........   $    71,419    $   133,577
   After tax cash flow ......................        52,465         89,721
   Cash flows related to:
     Operating activities ...................        40,700         69,475
     Investing activities ...................      (712,323)       (64,684)
     Financing activities ...................       676,416         (2,796)

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

         In fiscal 2000, we generated 75.6% of our gross revenues from local advertising, which is sold primarily by each individual local radio station's sales staff, and 22.7% from national spot advertising, which is sold by independent advertising sales representatives. We generated the balance of our 2000 revenues principally from network advertising, event revenue and rental income from tower sites.

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

         We calculate "same station" growth by comparing the performance of stations operated by us throughout the relevant period to the comparable performance in the prior year's corresponding period, adjusted for significant changes to sports contracts, excluding the effect of barter revenues and expenses.

         For purposes of the following discussion, pro forma net income represents historical income before income taxes and extraordinary item adjusted as if we were treated as a C corporation during all relevant periods at an effective tax rate of 38%, applied to income before income taxes and extraordinary item and the effect of the adjustment to reflect indexing of the convertible subordinated note (the amount of this adjustment is not tax deductible).

RESULTS OF OPERATIONS

            You should read the following discussion and analysis of our financial condition and results in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Historically, we operated with an October 1st to September 30th fiscal year. Effective January 1, 1999, we changed for financial reporting purposes from a fiscal year ending September 30th to a fiscal year ending December 31st. Accordingly, the following results of operations include a discussion of the year ended December 31, 2000 compared to the year ended December 31, 1999 and a discussion of the year ended December 31, 1999 compared to the twelve months ended December 31, 1998. In addition, the following results of operations includes a discussion of the three-month transition period ended December 31, 1998 compared to the three months ended December 31, 1997. Our results of operations represent the operations of the radio stations owned or operated pursuant to time brokerage agreements or joint sales agreements during the relevant periods. Our results of operations for the year ended December 31, 2000 as compared to the year ended December 31, 1999, were heavily impacted by our acquisition of 45 radio stations from Sinclair Broadcast Group, Inc. in 1999 and 2000.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

                                                 YEAR ENDED
                                                 ----------
                              DECEMBER 31, 1999              DECEMBER 31, 2000
                                         (AMOUNTS IN THOUSANDS)
NET REVENUES                     $  215,001                     $352,025
               Increase of       $  137,024    or    63.7%
               ---------------------------------------------------------------

         Net revenues increased 63.7% to $352.0 million for the year ended December 31, 2000 from $215.0 million for the year ended December 31, 1999. Of the increase, $101.5 million is attributable to stations that we acquired or that we were in the process of acquiring since January 1, 1999, offset by $5.2 million for stations that we divested (including $1.8 million in revenues from a sports contract for which we discontinued selling advertising) during the same period. On a same station basis, net revenues increased 12.7% to $338.4 million from $300.4 million. Same station revenue growth was led by increases in Sacramento, Milwaukee, Norfolk, Greenville and Boston due to improved selling efforts.

                                                                    YEAR ENDED
                                                                    ----------
                                            DECEMBER 31, 1999                        DECEMBER 31, 2000
                                                              (AMOUNTS IN THOUSANDS)
STATION OPERATING EXPENSES                     $ 135,943                                 $ 206,608
                              Increase of      $  70,665   or   52.0%
                              ------------------------------------------------------------------------
Percentage of Net Revenues                          63.2%                                     58.7%

         Station operating expenses increased 52.0% to $206.6 million for the year ended December 31, 2000 from $135.9 million for the year ended December 31, 1999. Of the increase, $63.6 million is attributable to stations that we acquired or that we were in the process of acquiring since January 1, 1999, offset by $6.6 million for stations that we divested (including $4.4 million in expenses from a sports contract for which we discontinued selling advertising) during the same period. On a same station basis, station operating expenses increased 5.1% to $195.9 million from $186.3 million.

                                                                    YEAR ENDED
                                                                    ----------
                                            DECEMBER 31, 1999                        DECEMBER 31, 2000
                                                              (AMOUNTS IN THOUSANDS)
DEPRECIATION AND AMORTIZATION                   $ 21,564                                 $ 43,475
                               Increase of      $ 21,911   or   101.6%
                               -----------------------------------------------------------------------
Percentage of Net Revenues                          10.0%                                    12.3%

         Depreciation and amortization increased 101.6% to $43.5 million for the year ended December 31, 2000 from $21.6 million for the year ended December 31, 1999. The increase was mainly attributable to our acquisitions since January 1, 1999, offset by divestitures during the same period.

                                                                     YEAR ENDED
                                                DECEMBER 31, 1999                    DECEMBER 31, 2000
                                                                (AMOUNTS IN THOUSANDS)
CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES       $ 8,100                              $ 12,497

                                Increase of         $ 4,397   or   54.3%
                                ----------------------------------------------------------------------
Percentage of Net Revenues                              3.8%                                 3.6%

         Corporate general and administrative expenses increased 54.3% to $12.5 million for the year ended December 31, 2000 from $8.1 million for the year ended December 31, 1999. The increase was mainly attributable to higher administrative expenses associated with supporting our growth. Also included in the years ended December 31, 2000 and 1999 is $0.7 million and $0.5 million, respectively, in non-cash stock-based compensation expense.

                                                                                  YEAR ENDED
                                                                                  ----------
                                                           DECEMBER 31, 1999                        DECEMBER 31, 2000
                                                                             (AMOUNTS IN THOUSANDS)
INTEREST EXPENSE (INCLUDING THE FINANCING COST OF TIDES)        $ 13,027                                 $ 45,573
                                Increase of                     $ 32,546   or   249.8%
                                -------------------------------------------------------------------------------------
Percentage of Net Revenues                                           6.1%                                    12.9%

         Interest expense, including the financing cost on our 6.25% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES), increased 249.8% to $45.6 million for the year ended December 31, 2000 from $13.0 million for the year ended December 31, 1999. The increase in interest expense was mainly attributable to: (1) an overall increase in outstanding indebtedness used to fund the acquisition of radio station assets; and (2) the financing cost of the TIDES, offset by (1) a reduction in the outstanding indebtedness due to the use of the proceeds from our October 1999 Class A Common Stock and TIDES offerings; and (2) a reduction in outstanding indebtedness due to the use of the proceeds from the disposition of radio station assets.

                                                                                    YEAR ENDED
                                                                                    ----------
                                                           DECEMBER 31, 1999                        DECEMBER 31, 2000
                                                                             (AMOUNTS IN THOUSANDS)
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM          $  40,954                                     $  79,050
                                Increase of                $  38,096  or   93.0%
                                -------------------------------------------------------------------------------------
Percentage of Net Revenues                                      19.0%                                         22.5%

         Income before income taxes and extraordinary item increased 93.0% to $79.1 million for the year ended December 31, 2000 from $41.0 million for the year ended December 31, 1999. The increase was mainly attributable to (1) an increase in gains on sale of assets of $41.5 million primarily from the gain on the disposition of two radio stations in the current period; and (2) an increase in operating income, exclusive of the gains on sale of assets, of $40.7 million due to increases in revenues from existing and newly acquired stations and improved expense management from newly acquired stations, offset by: (1) an increase of $32.5 million in net interest expense and financing costs as a result of the factors described above under interest expense; (2) an increase in expense of $6.8 million from the recognition of a loss on investments and an equity loss from an unconsolidated affiliate; and (3) a decrease in interest income of $2.7 million as a result of the absence this year of excess cash available from our October 1999 Class A Common Stock and TIDES offerings during the period prior to the closing on December 16, 1999, of the acquisition of 42 radio stations from Sinclair, including a radio station under a time brokerage agreement.

EXTRAORDINARY ITEM, NET OF TAXES

         The extraordinary item for the year ended December 31, 1999 resulted from the write-off of $1.5 million ($0.9 million, net of taxes) of unamortized finance charges due to the early extinguishment of debt. The early extinguishment of debt resulted from the refinancing of our previous credit facility.

                                                                                 YEAR ENDED
                                                                                 ----------
                                                           DECEMBER 31, 1999                    DECEMBER 31, 2000
                                                                           (AMOUNTS IN THOUSANDS)
NET INCOME (LOSS)                                              $  (60,877)                           $  47,254
                                Increase of                    $  108,131
                                ---------------------------------------------------------------------------------

         Net income increased to $47.3 million for the year ended December 31, 2000 from a net loss of $60.9 million for the year ended December 31, 1999. The increase was mainly attributable to: (1) the absence this year of an adjustment made during the prior year to record a one-time non-cash deferred income tax expense of $79.8 million as a result of the revocation of our S Corporation election and our conversion to a C Corporation (we recorded this expense to reflect the cumulative effect of temporary differences between the tax and financial reporting bases of our assets and liabilities attributable to our conversion to a C Corporation); (2) a net increase in gain on sale of assets of $24.9 million, net of tax, primarily from the disposition of two radio stations in the current period; and (3) an improvement in operating income, excluding gains on sale of assets, of $24.4 million, net of tax, primarily as a result of an improvement in revenues of existing and newly acquired stations and an improvement in expense management of newly acquired stations, offset by: (1) an increase in interest expense of $19.5 million, net of tax, for the reasons described under interest expense; (2) an increase in expense of $4.0 million, net of tax, from the recognition of a loss on investments and an equity loss from an unconsolidated affiliate and (3) a decrease in interest income of $1.6 million, net of tax, as a result of the absence this year of excess cash available from our October 1999 Class A Common Stock and TIDES offerings during the period prior to the closing on December 16, 1999, of the acquisition of 42 radio stations from Sinclair, including a radio station under a time brokerage agreement.

                                                                                 YEAR ENDED
                                                                                 ----------
                                                           DECEMBER 31, 1999                    DECEMBER 31, 2000
                                                                           (AMOUNTS IN THOUSANDS)
NET INCOME TO PRO FORMA NET INCOME                             $ 19,758                             $ 47,254
                                Increase  of                   $ 27,496   or   139.2%
                                ---------------------------------------------------------------------------------

         Net income increased 139.2% to $47.3 million for the year ended December 31, 2000 from pro forma net income of $19.8 million for the year ended December 31, 1999. The increase was primarily attributable to all of the factors described under net income (loss) above, except for the adjustment to record a one-time non-cash deferred income tax expense of $79.8 million, which is excluded from the definition of pro forma net income.

                                                                                YEAR ENDED
                                                                                ----------
                                                           DECEMBER 31, 1999                    DECEMBER 31, 2000
OTHER DATA                                                                 (AMOUNTS IN THOUSANDS)
BROADCAST CASH FLOW                                           $ 79,058                              $ 145,417
                                Increase of                   $ 66,359   or   83.9%
                                ---------------------------------------------------------------------------------

         Broadcast cash flow increased 83.9% to $145.4 million for the year ended December 31, 2000 from $79.1 million for the year ended December 31, 1999. Of the increase, $38.0 million is attributable to stations that we acquired or that we were in the process of acquiring since January 1, 1999 and $2.6 million is attributable to the elimination of a broadcast cash flow deficit from a sports contract for which we discontinued selling advertising, offset by $1.2 million for stations that we divested during the same period. On a same station basis, broadcast cash flow increased 25.4% to $140.7 million from $112.3 million.

                                                                                 YEAR ENDED
                                                                                 ----------
                                                           DECEMBER 31, 1999                    DECEMBER 31, 2000
                                                                           (AMOUNTS IN THOUSANDS)
BROADCAST CASH FLOW MARGIN                                     36.8%                                  41.3%
                                Increase of                     4.5%   or   12.3%
                                ---------------------------------------------------------------------------------

         Our broadcast cash flow margin increased to 41.3% for the year ended December 31, 2000 from 36.8% for the year ended December 31, 1999. The increase is attributable to improved revenues and expense management. On a same station basis, our broadcast cash flow margin increased to 41.6% from 37.4%.

                                                                                 YEAR ENDED
                                                                                 ----------
                                                           DECEMBER 31, 1999                    DECEMBER 31, 2000
                                                                           (AMOUNTS IN THOUSANDS)
AFTER TAX CASH FLOW TO PRO FORMA AFTER TAX CASH FLOW          $ 52,465                               $ 89,721
                                Increase of                   $ 37,256   or   71.0%
                                ---------------------------------------------------------------------------------

         After tax cash flow increased 71.0% to $89.7 million for the year ended December 31, 2000 from pro forma after tax cash flow of $52.5 million for the year ended December 31, 1999. The increase is attributable to improved operations of existing stations and the net effect of newly acquired properties, taking into consideration pro forma income taxes as though we had reported as a C corporation during the prior period. The amount of the deferred income tax expense was $33.0 million for the year ended December 31, 2000 and the amount of the pro forma deferred income tax expense was $11.0 million for the year ended December 31,1999. The amount of the deferred income tax expense attributable to the gains on sale of assets, loss on investments and equity loss from an unconsolidated affiliate was $13.9 million for the year ended December 31, 2000 and $27,000 for the year ended December 31, 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31,
1998

                                                           TWELVE MONTHS ENDED                     YEAR ENDED
                                                           -------------------                     ----------
                                                            DECEMBER 31, 1998                   DECEMBER 31, 1999
                                                                            (AMOUNTS IN THOUSANDS)
NET REVENUES                                                    $ 151,962                           $215,001
                                Increase of                     $  63,039   or   41.5%
                                ---------------------------------------------------------------------------------

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

                                                           TWELVE MONTHS ENDED                     YEAR ENDED
                                                           -------------------                     ----------
                                                            DECEMBER 31, 1998                   DECEMBER 31, 1999
                                                                            (AMOUNTS IN THOUSANDS)
STATION OPERATING EXPENSES                                       $ 99,721                            $ 135,943
                                Increase of                      $ 36,222   or   36.3%
                                ---------------------------------------------------------------------------------
Percentage of Net Revenues                                           65.6%                                63.2%

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

                                                           TWELVE MONTHS ENDED                      YEAR ENDED
                                                           -------------------                      ----------
                                                            DECEMBER 31, 1998                   DECEMBER 31, 1999
                                                                            (AMOUNTS IN THOUSANDS)
DEPRECIATION AND AMORTIZATION                                   $ 14,544                             $ 21,564
                                Increase of                     $  7,020   or  48.3%
                                ---------------------------------------------------------------------------------
Percentage of Net Revenues                                           9.6%                                10.0%

         Depreciation and amortization increased 48.3% to $21.6 million for the year ended December 31, 1999 from $14.5 million for the twelve months ended December 31, 1998. The increase was mainly attributable to our acquisitions net of divestitures since January 1, 1998.

                                                            TWELVE MONTHS ENDED                    YEAR ENDED
                                                            -------------------                    ----------
                                                             DECEMBER 31, 1998                  DECEMBER 31, 1999
                                                                              (AMOUNTS IN THOUSANDS)
CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES                    $  5,528                           $  8,100
                                Increase of                      $  2,572   or   46.5%
                                ---------------------------------------------------------------------------------
Percentage  of Net Revenues                                           3.6%                               3.8%

         Corporate general and administrative expenses increased 46.5% to $8.1 million for the year ended December 31, 1999 from $5.5 million for the twelve months ended December 31, 1998. The increase was mainly attributable to higher administrative expenses associated with supporting our growth and increasing staff and expenses to operate as a public company. Also included in the years ended December 31, 1999 is $0.5 million in non-cash stock-based compensation expense.

                                                           TWELVE MONTHS ENDED                     YEAR ENDED
                                                           -------------------                     ----------
                                                            DECEMBER 31, 1998                   DECEMBER 31, 1999
                                                                             (AMOUNTS IN THOUSANDS)
INTEREST EXPENSE (INCLUDING THE FINANCING COST OF TIDES)         $ 17,399                            $ 13,027
                                Decrease of                      $ (4,372)   or   (25.1)%
                                ---------------------------------------------------------------------------------
Percentage of Net Revenues                                           11.4%                                6.1%

         Interest expense, including the financing cost of TIDES, decreased 25.1% to $13.0 million for the year ended December 31, 1999 from $17.4 million for the twelve months ended December 31, 1998. The decrease was mainly attributable to (1) a reduction in outstanding indebtedness due to the use of the proceeds of our initial public offering and the proceeds of our October 1999 Class A Common Stock and TIDES offerings and (2) a reduction due to the elimination of the 7% stated interest on the conversion of the convertible subordinated note, offset by an increase in outstanding indebtedness used to fund the acquisition of radio station assets and the interest expense on the TIDES.

                                                           TWELVE MONTHS ENDED                     YEAR ENDED
                                                           -------------------                     ----------
                                                            DECEMBER 31, 1998                   DECEMBER 31, 1999
                                                                            (AMOUNTS IN THOUSANDS)
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                $  65,609                          $ 40,954
                                Decrease of                      $ (24,655)   or   (37.6)%
                                ---------------------------------------------------------------------------------
Percentage of Net Revenues                                            43.2%                             19.0%

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

                                                           TWELVE MONTHS ENDED                     YEAR ENDED
                                                           -------------------                     ----------
                                                            DECEMBER 31, 1998                   DECEMBER 31, 1999
                                                                             (AMOUNTS IN THOUSANDS)
PRO FORMA NET INCOME                                             $  30,281                         $ 19,758
                                Decrease of                      $ (10,523)   or   (34.8)%
                                ---------------------------------------------------------------------------------

         As a result of the factors described above, pro forma net income decreased 34.8% to $19.8 million for the year ended December 31, 1999 from $30.3 million for the twelve months ended December 31, 1998. Of the decrease, $46.8 million, net of tax, is attributable to a decrease in gains on sale of assets, offset by; (1) $10.5 million, net of tax, due to increases in revenues from existing stations and improved revenues and expense management from newly acquired stations; (2) $23.4 million resulting from the conversion of the convertible subordinated note, which in the prior period had caused a $23.4 million decrease in income to reflect indexing; (3) $2.7 million, net of tax, due to a decrease in interest expense for the reasons described under interest expense; (4) $1.8 million, net of tax, due to a decrease in net expense (income) from time brokerage agreement fees; and (5) an increase in interest income of $1.7 million, net of tax, as a result of excess cash available from our October 1999 Class A Common Stock and TIDES offerings during the period prior to the Sinclair acquisition.

                                                            TWELVE MONTHS ENDED                     YEAR ENDED
                                                            -------------------                     ----------
                                                             DECEMBER 31, 1998                  DECEMBER 31, 1999
OTHER DATA                                                                  (AMOUNTS IN THOUSANDS)
BROADCAST CASH FLOW                                            $  52,241                            $  79,058
                                Increase of                    $  26,817   or   51.3%
                                ---------------------------------------------------------------------------------

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

                                                           TWELVE MONTHS ENDED                      YEAR ENDED
                                                           -------------------                      ----------
                                                            DECEMBER 31, 1998                   DECEMBER 31, 1999
                                                                             (AMOUNTS IN THOUSANDS)
BROADCAST CASH FLOW MARGIN                                        34.4%                               36.8%
                                Increase of                        2.4%  or  7.0%
                                ---------------------------------------------------------------------------------

         Our broadcast cash flow margin increased to 36.8% for the year ended December 31, 1999 from 34.4% for the twelve months ended December 31, 1998. The increase is attributable to improved revenues and expense management. On a same station basis, our broadcast cash flow margin increased to 37.1% from 30.9%.

                                                           TWELVE MONTHS ENDED                      YEAR ENDED
                                                           -------------------                      ----------
                                                            DECEMBER 31, 1998                   DECEMBER 31, 1999
                                                                             (AMOUNTS IN THOUSANDS)
PRO FORMA AFTER TAX CASH FLOW                                   $  24,010                           $  52,465
                                Increase of                     $  26,455   or   118.5%
                                ---------------------------------------------------------------------------------

         Pro forma after tax cash flow increased 118.5% to $52.5 million for the year ended December 31, 1999 from $24.0 million for the twelve months ended December 31, 1998. The increase is attributable to improved operations of existing stations and the net effect of newly acquired properties, taking into consideration pro forma income taxes as though we had reported as a C corporation during the periods presented. The amount of the deferred pro forma income tax expense was $11.0 million for the year ended December 31, 1999 and $5.7 million for the twelve months ended December 31,1998.

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                           DECEMBER 31, 1997                    DECEMBER 31, 1998
                                                                           (AMOUNTS IN THOUSANDS)
NET REVENUES                                                     $ 28,399                             $ 47,363
                                Increase of                      $ 18,964   or   66.8%
                                ---------------------------------------------------------------------------------

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

                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                           DECEMBER 31, 1997                    DECEMBER 31, 1998
                                                                           (AMOUNTS IN THOUSANDS)
STATION OPERATING EXPENSES                                      $ 18,868                             $ 29,990
                                Increase of                     $ 11,122   or   58.9%
                                ---------------------------------------------------------------------------------
Percentage of Net Revenues                                          66.4%                                63.3%

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

                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                           DECEMBER 31, 1997                    DECEMBER 31, 1998
                                                                           (AMOUNTS IN THOUSANDS)
DEPRECIATION AND AMORTIZATION                                    $ 2,880                              $ 4,358
                                Increase of                      $ 1,478   or   51.3%
                                ---------------------------------------------------------------------------------
Percentage of Net Revenues                                          10.1%                                 9.2%

         Depreciation and amortization increased 51.3% to $4.4 million for the three months ended December 31, 1998 from $2.9 million for the three months ended December 31, 1997. The increase was mainly attributable to our acquisitions net of divestitures since October 1, 1997.

                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                           DECEMBER 31, 1997                    DECEMBER 31, 1998
                                                                           (AMOUNTS IN THOUSANDS)
CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES                   $   849                              $ 1,850
                                Increase of                     $ 1,001   or   117.9%
                                ---------------------------------------------------------------------------------
Percentage of Net Revenues                                          3.0%                                 3.9%

         Corporate general and administrative expenses increased 117.9% to $1.9 million for the three months ended December 31, 1998 from $0.8 million for the three months ended December 31, 1997. The increase was mainly attributable to higher administrative expenses associated with supporting our growth and increasing staff and expenses in anticipation of operating as a public company.

                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                           DECEMBER 31, 1997                    DECEMBER 31, 1998
                                                                           (AMOUNTS IN THOUSANDS)
INTEREST EXPENSE                                                 $ 2,996                              $ 5,732
                                Increase of                      $ 2,736   or   91.3%
                                ---------------------------------------------------------------------------------
Percentage of Net Revenues                                          10.5%                                12.1%

         Interest expense increased 91.3% to $5.7 million for the three months ended December 31, 1998 from $3.0 million for the three months ended December 31, 1997. The increase was mainly attributable to indebtedness that we incurred in connection with acquisitions.

                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                           DECEMBER 31, 1997                    DECEMBER 31, 1998
                                                                           (AMOUNTS IN THOUSANDS)
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM         $ (11,952)                          $ 43,765
                                Increase of                      $  55,717
                                ---------------------------------------------------------------------------------
Percentage of Net Revenues                                           (42.1)%                             92.4%

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

                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                           DECEMBER 31, 1997                    DECEMBER 31, 1998
                                                                           (AMOUNTS IN THOUSANDS)
PRO FORMA NET INCOME (LOSS)                                     $ (13,073)                          $  15,923
                                Increase of                     $  28,996
                                ---------------------------------------------------------------------------------

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

                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                           DECEMBER 31, 1997                    DECEMBER 31, 1998
OTHER DATA                                                                 (AMOUNTS IN THOUSANDS)
BROADCAST CASH FLOW                                            $  9,531                              $  17,373
                                Increase of                    $  7,842  or   82.3%
                                ---------------------------------------------------------------------------------

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

                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                           DECEMBER 31, 1997                    DECEMBER 31, 1998
                                                                           (AMOUNTS IN THOUSANDS)
BROADCAST CASH FLOW MARGIN                                       33.6%                                 36.7%
                                Increase of                       3.1%   or   9.3%
                                ---------------------------------------------------------------------------------

         The broadcast cash flow margin increased to 36.7% for the three months ended December 31, 1998 from 33.6% for the three months ended December 31, 1997. The increase in broadcast cash flow margin is attributable to improved revenues and expense management associated with newly acquired stations. On a same station basis, our broadcast cash flow margin increased to 37.4 % from 29.4%.

                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                           DECEMBER 31, 1997                    DECEMBER 31, 1998
                                                                           (AMOUNTS IN THOUSANDS)
PRO FORMA AFTER TAX CASH FLOW                                  $  5,003                              $  7,985
                                Increase of                    $  2,982  or   59.6%
                                ---------------------------------------------------------------------------------

         Pro forma after tax cash flow increased 59.6% to $8.0 million for the three months ended December 31, 1998 from $5.0 million for the three months ended December 31, 1997. The increase is attributable to improved operations of existing stations and the net effect of newly acquired properties, taking into consideration pro forma income taxes as though we had reported as a C corporation during the periods presented. The amount of the deferred pro forma income tax expense was $0.2 million and $0.3 million for the three months ended December 31, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         We use a significant portion of our capital resources to consummate acquisitions. These acquisitions are funded from one or a combination of the following sources: (1) our bank facility (described below); (2) the sale of securities; (3) the swapping of our radio stations in transactions which qualify as "like-kind" exchanges under Section 1031 of the Internal Revenue Code; and
(4) internally-generated cash flow. Our results of operations for the year ended December 31, 2000 as compared to the year ended December 31, 1999, were heavily impacted by our acquisition of 45 radio stations from Sinclair in 1999 and 2000.

Operating Activities

         Net cash flows provided by operating activities were $69.5 million for the year ended December 31, 2000, as compared to $40.7 million and $26.8 million for the year ended December 31,1999 and the twelve months ended December 31, 1998, respectively. Changes in our net cash flows provided by operating activities are primarily a result of changes in advertising revenues and station operating expenses, which are affected by the acquisition and disposition of stations during those periods. For the year ended December 31, 2000, cash flows provided by operating activities were positively affected primarily by: (1) the acquisition of 45 radio stations from Sinclair (42 radio stations on December 16, 1999, including one station under a time brokerage agreement that we subsequently acquired in 2000, and three radio stations on July 20, 2000, excluding the station we acquired from Sinclair and immediately sold) and (2) other radio station acquisitions, offset by (1) the required divestiture of two radio stations in Kansas City, excluding the station we acquired from Sinclair and immediately sold; and (2) an increase in accounts receivable on acquired stations, net of the Kansas City divestiture.

Investing and Financing Activities

         Net cash flows used by investing activities were $64.7 million for the year ended December 31, 2000, as compared to $712.3 million and $223.1 million for the year ended December 31, 1999 and the twelve months ended December 31, 1998, respectively, as a result of the net impact of acquisitions, divestitures and capital expenditures. Net cash flows used by financing activities were $2.8 million for the year ended December 31, 2000, as compared to net cash flows provided by financing activities of $676.4 million and $199.2 million for the year ended December 31, 1999 and the twelve months ended December 31, 1998, respectively. The cash flows for the year ended December 31, 2000, reflect (1) acquisitions and investments consummated and the related borrowings and (2) the proceeds from the disposition of the Kansas City stations. The cash flows for the year ended December 31, 1999, reflect (1) acquisitions consummated and the related borrowings; (2) net proceeds from our initial public offering and the related payment of long-term debt; (3) net proceeds from our October 1999 Class A Common Stock and TIDES offerings and the related payment of long-term debt; and (4) the distribution to our S corporation shareholders of $88.1 million primarily from the funds available from the sale of our Tampa stations.

         Our business generally does not require substantial investment of capital. Our capital expenditures totaled $9.5 million in the year ended December 31, 2000, as compared to $14.4 million and $8.6 million in the year ended December 31, 1999 and the twelve months ended December 31, 1998, respectively. Despite an increase in the average number of radio stations owned throughout this year as compared to the average number of radio stations owned throughout the prior year, primarily from the acquisition of 45 radio stations from Sinclair, and despite the continued consolidation and relocation of studio facilities in certain markets, our capital expenditures declined in the year ended December 31, 2000 as compared to the prior year.

         On February 3, 1999, upon the consummation of our initial public offering, we received net proceeds of $236.2 million, after deducting expenses, underwriting discounts and commissions. We used these proceeds to reduce outstanding indebtedness under our former credit facility and to pay other corporate obligations. Shortly after reducing indebtedness under our former credit facility, in February 1999 we borrowed approximately $58.0 million to purchase three Boston radio stations from CBS. On October 6, 1999, we completed our Class A Common Stock and TIDES offerings and received $276.1 million and $120.5 million in proceeds, respectively, after deducting discounts, commissions, fees and expenses. The proceeds were used to reduce outstanding indebtedness. We used the net proceeds from our October 1999 Class A Common Stock offering and the TIDES offering, together with cash on hand and proceeds from our bank facility, to finance the $700.4 million in cash to consummate the purchase of 41 stations from Sinclair on December 16, 1999.

         In addition to debt service and quarterly distributions under the TIDES, our principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures, and, if appropriate opportunities arise, acquisitions of additional radio stations. For fiscal year 2001, we estimate that capital expenditures will be between $10.0 million and $12.0 million. The estimated amount for capital expenditures includes a $2.0 million commitment as of December 31, 2000, to fund construction of a studio relocation. We are also committed to fund certain strategic investments in the amount of approximately $9.7 million as of December 31, 2000, for which we are existing equity partners. We believe that cash flow from operating activities, together with available revolving and term credit borrowings under our bank facility, should be sufficient to permit us to meet our financial obligations and fund our operations. However, we may require additional financing for future acquisitions, if any, and there can be no assurance that we would be able to obtain such financing on terms acceptable to us. As of December 31, 2000, we had approximately $461.0 million of borrowings outstanding under our bank facility (in addition to an outstanding letter of credit in the amount of $5.8 million), of which most of the outstanding debt was assumed in connection with the acquisition of the 45 radio stations from Sinclair.

         Upon closing the Sinclair acquisition on December 16, 1999, our effective tax rate increased from 38% to 40% as a result of adding stations in additional states which on average have higher income tax rates than in those states in which we were already operating. For the year ended December 31, 1999, we also recorded a non-cash deferred income tax expense of approximately $3.9 million to reflect the increase in the effective tax rate and its effect on previously reported temporary differences between the tax and financial reporting bases of our assets and liabilities.

         We entered into our bank facility, dated as of December 16, 1999, with a syndicate of banks for $650.0 million in senior secured credit consisting of:
(1) $325.0 million in a reducing revolving credit facility; and (2) $325.0 million in a multi-draw term loan that was fully drawn as of September 30, 2000. Our bank facility was established to: (1) refinance our existing indebtedness;
(2) provide working capital; and (3) fund corporate acquisitions. At our election, interest on any outstanding principal accrues at a rate based on either LIBOR plus a spread which ranges from 0.75% to 2.375% or on KeyBank N.A.'s base rate plus a spread of up to 1.125%, depending on our leverage ratio. Although we may borrow, repay and re-borrow under the revolving credit facility, the aggregate maximum amount that we can have outstanding at any one time is reduced on a quarterly basis beginning on September 30, 2002 in amounts that vary from $12.2 million to $16.3 million for each loan. Under the bank facility, the reducing revolving credit facility and multi-draw term loan mature on September 30, 2007. Our bank facility requires us to comply with certain financial covenants and leverage ratios that are defined terms within the agreement. We believe we are in compliance with the covenants and leverage ratios. We expect to use the credit available under the revolving credit facility to fund pending and future acquisitions. Our bank facility also provides that at any time prior to December 31, 2001 we may solicit additional incremental loans of up to $350.0 million, and we will be governed under the same terms as the term loan. However, there can be no guarantee that, upon request, we will receive commitments for any of the incremental loans. The amount available under the bank facility was $183.2 million as of December 31, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives, and for hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income ("OCI") and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as on going effectiveness assessments in order to use hedge accounting. A derivative that does not qualify as a hedge will be marked to fair value through earnings. In June 1999, the FASB issued SFAS No. 137 which extended the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000 and should not be applied retroactively to financial statements of prior periods. In June 2000, the FASB issued SFAS No. 138, an amendment to SFAS No.
133. As of January 1, 2001, we will record a $0.4 million loss as an accumulated transition adjustment to earnings relating to derivative instruments that do not qualify for hedge accounting. In addition, as of January 1, 2001, we will record a $0.6 million loss as an accumulated transition adjustment to earnings and a $1.1 million loss as an accumulated transition adjustment to OCI for designated cash flow hedges. We calculated the transition adjustment in accordance with tentative accounting guidance issued by the Derivatives Implementation Group, and therefore, the guidance could be subject to change. The Derivatives Implementation Group is a committee appointed by the FASB and assigned the responsibility of answering implementation and interpretation questions related to this new accounting standard.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin, SAB 101 entitled, "Revenue Recognition in Financial Statements," as amended, effective as of October 1, 2000, which summarizes the Commission's views in applying generally accepted accounting principles to revenue recognition. The adoption of this bulletin had no effect on our financial statements.

         In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44 entitled "Accounting for Certain Transactions involving Stock Compensation," which provides clarification to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." This interpretation is effective on a prospective basis from July 1, 2000. The adoption of this interpretation had no effect on our financial statements.

INFLATION

         Inflation has affected our performance in terms of higher costs for radio station operating expenses, including wages, and equipment. Although the exact impact is indeterminable, we believe we have offset these higher costs by increasing the effective advertising rates of most of our broadcasting stations.

RISK FACTORS

         Many statements contained in this report are forward-looking in nature. These statements are based on current expectations and actual results could differ materially. Among the factors that could cause actual results to differ are the following:

INTEGRATING ACQUISITIONS IS DIFFICULT.

         We have acquired 93 radio stations since January 1, 1997 and we expect to make acquisitions of other stations and station groups in the future. The integration of acquisitions involves numerous risks, including:

         - difficulties in the integration of operations and systems and the management of a large and geographically diverse group of stations;

         - the diversion of management's attention from other business concerns; and

         -        the potential loss of key employees of acquired stations.

         We cannot assure you that we will be able to integrate successfully any operations, systems or management that might be acquired in the future. In addition, in the event that the operations of a new business do not meet expectations, we may restructure or write-off the value of some or all of the assets of the new business.

WE MAY NOT BE SUCCESSFUL IN IDENTIFYING AND CONSUMMATING FUTURE ACQUISITIONS, WHICH IS AN IMPORTANT ELEMENT OF OUR BUSINESS STRATEGY.

         We pursue growth, in part, through the acquisition of individual radio stations and groups of radio stations. Our consummation of all future acquisitions will be subject to various conditions, including FCC and other regulatory approvals. The FCC must approve any transfer of control or assignment of broadcast licenses. In addition, acquisitions may encounter intense scrutiny under federal and state antitrust laws. Our future acquisitions may be, subject to notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and to a waiting period and possible review by the Department of Justice and the Federal Trade Commission.

         Any delays, injunctions, conditions or modifications by any of these federal agencies could have a negative effect on us and result in the abandonment of all or part of attractive acquisition opportunities. We cannot predict whether we will be successful in identifying future acquisition opportunities or what the consequences will be of any acquisitions.

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

WE MUST RESPOND TO THE RAPID CHANGES IN TECHNOLOGY, SERVICES AND STANDARDS THAT CHARACTERIZE OUR INDUSTRY IN ORDER TO REMAIN COMPETITIVE.

         The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies and services. We cannot assure you that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Several new media technologies and services are being developed or introduced, including the following:

         - satellite delivered digital audio radio service, which could result in the introduction of new subscriber based satellite radio services with numerous niche formats;

         - audio programming by cable systems, direct broadcast satellite systems, personal communications systems, Internet content providers and other digital audio broadcast formats;

         - in-band on-channel digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

         - low-power FM radio, which could result in additional FM radio broadcast outlets.

         We cannot predict the effect, if any, that competition arising from new technologies or regulatory change may have on the radio broadcasting industry or on the financial condition and results of operations of our company.

WE HAVE SUBSTANTIAL INDEBTEDNESS THAT COULD HAVE IMPORTANT CONSEQUENCES TO YOU.

         We have indebtedness that is substantial in relation to our shareholders' equity. At December 31, 2000, we had long-term indebtedness of $461.2 million and shareholders' equity of $735.7 million. In addition to our obligations on our long-term indebtedness, we have quarterly interest obligations on the debentures held by the trust that fund distributions on the TIDES. These obligations are substantial in amount and could have a substantial impact on you. For example, these obligations could:

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

         Moreover, we may borrow up to an additional $183.2 million under our existing bank facility. In addition, at any time prior to December 31, 2001, we may solicit incremental loans up to $350.0 million. Any additional borrowings would further increase the amount of our indebtedness and the associated risks.

THE COVENANTS IN OUR CREDIT FACILITY RESTRICT OUR FINANCIAL AND OPERATIONAL FLEXIBILITY.

         Our credit facility contains covenants that restrict, among other things, our ability to borrow money, make particular types of investments or other restricted payments, swap or sell assets, or merge or consolidate. An event of default under our bank facility could allow the lenders to declare all amounts outstanding to be immediately due and payable. We have pledged substantially all of our consolidated assets and the stock of our subsidiaries to secure the debt under our credit facility. If the amounts outstanding under the credit facility were accelerated, the lenders could proceed against our consolidated assets and the stock of our subsidiaries. Any event of default, therefore, could have a material adverse effect on our business. Our bank facility also requires us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. We also may incur future debt obligations that might subject us to restrictive covenants that could affect our financial and operational flexibility or subject us to other events of default.

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

         As a holding company, our only source of cash to pay our obligations, including corporate overhead and other trade payables, are distributions from our subsidiaries of their net earnings and cash flow. We currently expect that the net earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their debt obligations, before distributions are made to us. Even if our subsidiaries elect to make distributions to us, we cannot assure you that applicable state law and contractual restrictions, including the dividend covenants contained in our credit facility, would permit such dividends or distributions.

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

         - changes in governmental regulations and policies and actions of federal regulatory bodies, including the United States Department of Justice, the Federal Trade Commission and the FCC; and

         - the requirement to pay fees for the use of sound recordings in Internet streaming.

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

DEPENDENCE ON SEATTLE RADIO STATIONS.

         The radio stations we own or operate in Seattle generated approximately 23.9% of our net revenues and approximately 29.2% of our broadcast cash flow for the fiscal year ended December 31, 2000. Accordingly we have greater exposure to any operating difficulties that may arise at our Seattle stations or to adverse events or conditions that affect the Seattle economy than if we were more geographically diverse.

OUR CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER EFFECTIVELY CONTROLS OUR COMPANY, AND MEMBERS OF HIS IMMEDIATE FAMILY ALSO OWN A SUBSTANTIAL EQUITY INTEREST IN US. THEIR INTERESTS MAY CONFLICT WITH YOURS.

         As of March 14, 2001, Joseph M. Field, our Chairman of the Board and Chief Executive Officer, beneficially owns 1,734,075 shares of our Class A common stock and 9,782,555 shares of our Class B common stock, representing approximately 71.1% of the total voting power of all of our outstanding common stock. As of March 14, 2001, David J. Field, our President, Chief Operating Officer, one of our directors and the son of Joseph M. Field, beneficially owns 2,167,191 shares of our Class A common stock and 749,250 shares of our outstanding Class B common stock, representing approximately 6.9% of the total voting power of all of our outstanding common stock. Collectively, Joseph M. Field and David J. Field beneficially own all of our outstanding Class B common stock. Other members of the Field family also own shares of Class A common stock.

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

         We must comply with extensive FCC regulations and policies in the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions and in certain circumstances could require us to divest some radio stations. For example, in connection with the Sinclair Kansas City acquisition we were required to dispose of three radio stations in Kansas City. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on us. Moreover, these FCC regulations and others may change over time and we cannot assure you that those changes would not have a material adverse effect on us.

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

THE LOSS OF KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key executives, including Joseph
M. Field, our Chairman of the Board and Chief Executive Officer, David J. Field, our President and Chief Operating Officer, John C. Donlevie, Esq., our Executive Vice President, Secretary and General Counsel, and Stephen F. Fisher, our Executive Vice President and Chief Financial Officer. We believe that the loss of one or more of these individuals could have a material adverse effect on our business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our bank facility requires us to protect ourselves from interest rate fluctuations through the use of derivative rate hedging instruments. As a result, we have entered into various interest rate transactions with various banks, which we call the rate hedging transactions, designed to mitigate our exposure to significantly higher floating interest rates. These transactions are referred to as a "collar" and a "swap". A collar consists of a rate cap agreement that establishes an upper limit or "cap" for the base LIBOR rate and a rate floor agreement that establishes a lower limit or "floor" for the base LIBOR rate. Collar agreements covering a rate cap and a rate floor have been entered into simultaneously with the same bank. Swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and the bank pay to us a variable rate equal to three-month LIBOR. As of February 28, 2001, we have rate hedging transactions in place for a total notional amount of $263.0 million. Based upon the variable-rate debt at December 31, 2000, a 100 basis point change in interest rates would change annual interest expense by approximately $4.1 million.

         Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party. To minimize this risk, we select high credit quality counter-parties.

         All of the rate hedging transactions are tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The valuation of each of these rate hedging transactions is affected by the change in the three-month LIBOR rates and the remaining term of the agreement. Any increase in the three-month LIBOR rate results in a more favorable valuation, while any decrease in the three-month LIBOR rate results in a less favorable valuation for each of the rate hedging transactions. The three-month LIBOR rate at December 31, 2000 was marginally higher than the rate at December 31, 1999. An unrecognized loss resulted from a combination of a benefit from an increase in interest rates offset by a reduction in the remaining term under each of the transactions.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information with respect to directors and executive officers required by this Item 10 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2001 Annual Meeting of Shareholders to be held May 4, 2001, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption "Executive Officers Compensation" in the 2001 proxy statement. The sections entitled "Compensation Committee Report on Executive Compensation" and "Performance Graph" in the 2001 proxy statement are not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2001 proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the 2001 proxy statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

1. Consolidated Financial Statements

                                                                                          Page
                                                                                          ----
Independent Auditors' Report.                                                              38

Consolidated Financial Statements:
      Balance Sheets as of December 31, 1999 and December 31, 2000                         39
      Statements of Operations for the Year Ended September 30, 1998, Three
            Months Ended December 31, 1997 (unaudited) and 1998, Twelve Months
            Ended December 31, 1998 (unaudited) and Years Ended December 31,
            1999 and 2000                                                                  41
      Statements of Comprehensive Income (Loss) for the Year Ended September 30,
            1998, Three Months Ended December 31, 1997 (unaudited) and 1998,
            Twelve Months Ended December 31, 1998 (unaudited) and Years Ended
            December 31, 1999 and 2000                                                     43
      Statements of Shareholders' Equity for the Year Ended September 30, 1998,
            Three Months Ended December 31, 1998 and Years Ended December 31,
            1999 and 2000                                                                  44
      Statements of Cash Flows for the Year Ended September 30, 1998, Three
            Months Ended December 31, 1997 (unaudited) and 1998, Twelve Months
            Ended December 31, 1998 (unaudited) and Years Ended December 31,
            1999 and 2000                                                                  46
      Notes to Consolidated Financial Statements                                           48

2.  Consolidated Financial Statement Schedule
      Schedule II - Valuation and Qualifying Accounts

3.  Exhibits

                                INDEX TO EXHIBITS

EXHIBIT NUMBER    DESCRIPTION                                                       PAGE
--------------    -----------                                                       ----
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

10.03             Employment Agreement, dated December 17, 1998, between the
                  Registrant and David J. Field, as amended(2)

10.04             Employment Agreement, dated December 17, 1998, between the
                  Registrant and John C. Donlevie, as amended(2)

10.05             Employment Agreement, dated November 13, 1998, between the
                  Registrant and Stephen F. Fisher(2)

10.06             Entercom 1998 Equity Compensation Plan(2)

10.07             Asset Purchase Agreement, dated as of May 11, 2000, among the
                  Registrant, Entercom Kansas City, LLC, Entercom Kansas City
                  License, LLC, and Susquehanna Radio Corp. (See table of contents for list of omitted schedules and exhibits, which the Registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request)(3)

10.08 Credit Agreement, dated as of December 16, 1999, by and among Entercom Radio, LLC, as the Borrower, the Registrant, as a Guarantor, Banc of America Securities

EXHIBIT NUMBER    DESCRIPTION                                                       PAGE
--------------    -----------                                                       ----
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

11.01             Reconciliation of Net Income (Loss) and Pro Forma Net Income
                  (Loss) Per Common Share (1)                                        72

21.01             Information Regarding Subsidiaries of the Registrant (1)           75

23.01             Consent of Deloitte & Touche LLP, Philadelphia, Pa. (1)            77

(1) Filed herewith.

(2) Incorporated by reference to our Registration Statement on Form S-1. (File No. 333-61381)

(3) Incorporated by reference to our Quarterly Report on Form 10-Q. (File No. 001-14461)

(4) Incorporated by reference to our Registration Statement on Form S-1. (File No. 333-86843)

(5) Incorporated by reference to our Registration Statement on Form S-1. (File No. 333-86397)

(6) Incorporated by reference to our Current Report on Form 8-K. (File No. 001-14461)

(b) Reports filed on Form 8-K

      None to report.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Entercom Communications Corp.:

         We have audited the accompanying consolidated balance sheets of Entercom Communications Corp. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, comprehensive income
(loss), shareholders' equity, and cash flows for the year ended September 30, 1998, for the three month period ended December 31, 1998, and for the years ended December 31, 1999, and 2000. Our audits also included the financial statement schedule listed in the Index at Item 14 (a) 2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entercom Communications Corp. and subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for the year ended September 30, 1998, for the three month period ended December 31, 1998, and for the years ended December 31, 1999, and 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 14, 2001

CONSOLIDATED FINANCIAL STATEMENTS OF ENTERCOM COMMUNICATIONS CORP.

                          ENTERCOM COMMUNICATIONS CORP.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 2000
                             (AMOUNTS IN THOUSANDS)





                                     ASSETS

                                                                                            DECEMBER 31,     DECEMBER 31,
                                                                                            -----------      -----------
                                                                                               1999             2000
                                                                                            -----------      -----------

CURRENT ASSETS:

    Cash and cash equivalents (Note 2)                                                      $    11,262      $    13,257
    Accounts receivable (net of allowance for doubtful accounts of $1.4 million in 1999
       and $2.2 million in 2000)                                                                 51,926           70,937
    Prepaid expenses and deposits                                                                 4,247            3,852
    Prepaid and refundable taxes                                                                    705
    Deferred tax assets                                                                           1,773            1,499
    Station acquisition deposits                                                                  1,212              688
                                                                                            -----------      -----------

          Total current assets                                                                   70,420           90,938
                                                                                            -----------      -----------

INVESTMENTS - (NOTE 2)                                                                            9,870           12,116
                                                                                            -----------      -----------


PROPERTY AND EQUIPMENT - AT COST (NOTE 2):
    Land, land easements and land improvements                                                    9,833           10,082
    Building                                                                                      9,375           10,404
    Equipment                                                                                    66,780           77,409
    Furniture and fixtures                                                                       11,338           12,125
    Leasehold improvements                                                                        6,565            8,967
                                                                                            -----------      -----------

                                                                                                103,891          118,987
    Accumulated depreciation                                                                    (16,837)         (26,532)
                                                                                            -----------      -----------

                                                                                                 87,054           92,455
    Capital improvements in progress                                                              3,369            1,498
                                                                                            -----------      -----------

          Net property and equipment                                                             90,423           93,953
                                                                                            -----------      -----------

RADIO BROADCASTING LICENSES AND OTHER INTANGIBLES - NET
    Net of accumulated amortization of $32.0 million in 1999 and $63.0 million in 2000
       (Notes 2,3,and 4)                                                                      1,214,969        1,265,816
                                                                                            -----------      -----------


DEFERRED CHARGES AND OTHER ASSETS -NET
    Net of accumulated amortization of $0.8 million in 1999 and $2.1 million in 2000
       (Notes 2, 3 and 5)                                                                        10,366           11,105
                                                                                            -----------      -----------


TOTAL                                                                                       $ 1,396,048      $ 1,473,928
                                                                                            ===========      ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 2000
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                      DECEMBER 31,   DECEMBER 31,
                                                                                      -----------    -----------
                                                                                          1999           2000
                                                                                      -----------    -----------
CURRENT LIABILITIES:
     Accounts payable                                                                 $    18,380    $    18,967
     Accrued liabilities:
       Salaries                                                                             6,188          6,042
       Interest                                                                             1,208          1,744
       Other                                                                                  798          1,017
     Income taxes payable                                                                     946
     Long-term debt due within one year                                                        10             11
                                                                                      -----------    -----------
          Total current liabilities                                                        27,530         27,781
                                                                                      -----------    -----------

SENIOR DEBT - (NOTE 7A)                                                                   465,760        461,249


DEFERRED TAX LIABILITIES                                                                   91,147        124,197
                                                                                      -----------    -----------
               Total liabilities                                                          584,437        613,227
                                                                                      -----------    -----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE
       PREFERRED SECURITIES OF SUBSIDIARY HOLDING SOLELY CONVERTIBLE
       DEBENTURES OF THE COMPANY (NOTE 8)                                                 125,000        125,000

COMMITMENTS AND CONTINGENCIES (NOTE 10)

SHAREHOLDERS' EQUITY (NOTE 11):
      Preferred Stock $.01 par value; authorized 25,000,000 shares; none issued
      Class A common stock $.01 par value; voting; authorized 200,000,000 shares;             333            342
          issued and outstanding 33,251,321 in 1999 and 34,212,384 in 2000
      Class B common stock $.01 par value; voting; authorized 75,000,000 shares;              105            105
          issued and outstanding 10,531,805 in 1999 and 2000
      Class C common stock $.01 par value; nonvoting; authorized 25,000,000 shares;
          issued and outstanding 1,396,836 in 1999 and 495,669 in 2000                         14              5
      Additional paid-in capital                                                          744,933        747,442
      Accumulated deficit                                                                 (59,104)       (11,850)
      Unearned compensation                                                                  (192)          (329)
      Accumulated other comprehensive income (loss)                                           522            (14)
                                                                                      -----------    -----------

               Total shareholders' equity                                                 686,611        735,701
                                                                                      -----------    -----------

TOTAL                                                                                 $ 1,396,048    $ 1,473,928
                                                                                      ===========    ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         YEAR ENDED SEPTEMBER 30, 1998,
               THREE MONTHS ENDED DECEMBER 31, 1997 (UNAUDITED),
                      THREE MONTHS ENDED DECEMBER 31, 1998,
                TWELVE MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED)
                   AND YEARS ENDED DECEMBER 31, 1999 AND 2000
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              THREE MONTHS  THREE MONTHS  TWELVE MONTHS
                                                YEAR ENDED       ENDED         ENDED          ENDED       YEAR ENDED    YEAR ENDED
                                               SEPTEMBER 30,  DECEMBER 31,  DECEMBER 31,   DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                               ------------   -----------   -----------    -----------   -----------   -----------
                                                   1998          1997          1998           1998          1999          2000
                                               ------------   -----------   -----------    -----------   -----------   -----------
                                                              (UNAUDITED)                  (UNAUDITED)
NET REVENUES ...............................    $ 132,998      $  28,399     $  47,363      $ 151,962     $ 215,001     $ 352,025
OPERATING EXPENSES (INCOME):
   Station operating expenses ..............       88,599         18,868        29,990         99,721       135,943       206,608
   Depreciation and amortization ...........       13,066          2,880         4,358         14,544        21,564        43,475
   Corporate general and administrative
     expenses ..............................        4,527            849         1,850          5,528         8,100        12,497
   Net expense from time brokerage agreement
     fees ..................................        2,399                        1,236         3,635            652            11
   Gains on sale of assets .................       (8,661)           (43)      (69,648)       (78,266)       (1,986)      (41,465)
                                                ---------      ---------     ---------      ---------     ---------     ---------
   Total operating expenses (income) .......       99,930         22,554       (32,214)        45,162       164,273       221,126
                                                ---------      ---------     ---------      ---------     ---------     ---------
OPERATING INCOME ...........................       33,068          5,845        79,577        106,800        50,728       130,899
OTHER EXPENSE (INCOME):
   Interest expense (Note 7) ...............       14,663          2,996         5,732         17,399        11,182        37,760
   Financing cost of Company-obligated
     mandatorily redeemable convertible
     preferred securities of subsidiary
     holding solely convertible debentures
     of the Company ........................                                                                  1,845         7,813
   Adjustment to reflect indexing of the
     Convertible Subordinated Note (Note 7D)        8,841         14,903        29,503         23,441
   Interest income .........................         (410)          (127)         (146)          (429)       (3,253)         (512)
   Equity loss from unconsolidated affiliate
     (Note 2) ..............................                                                                                1,100
   Loss on investments (Note 2) ............                                                                                5,688
   Other non-operating expenses ............           82             25           723            780
                                                ---------      ---------     ---------      ---------     ---------     ---------
   Total other expense .....................       23,176         17,797        35,812         41,191         9,774        51,849
                                                ---------      ---------     ---------      ---------     ---------     ---------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM .......................        9,892        (11,952)       43,765         65,609        40,954        79,050
INCOME TAXES
   Income Taxes - C Corporation ............                                                                 20,943        31,796
   Income Taxes - S Corporation ............          453             81           310            682           125
   Deferred income taxes for conversion from
     an  S to a C Corporation ..............                                                                 79,845
                                                ---------      ---------     ---------      ---------     ---------     ---------
   Total income taxes ......................          453             81           310            682       100,913        31,796
                                                ---------      ---------     ---------      ---------     ---------     ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ....        9,439        (12,033)       43,455         64,927       (59,959)       47,254

EXTRAORDINARY ITEM:
   Debt extinguishment (net of taxes of $25,
     $25 and $612, respectively, for the
     periods presented) ....................        2,376                                       2,376           918
                                                ---------      ---------     ---------      ---------     ---------     ---------
NET INCOME (LOSS) ..........................    $   7,063      $ (12,033)    $  43,455      $  62,551     $ (60,877)    $  47,254
                                                =========      =========     =========      =========     =========     =========
NET INCOME (LOSS) PER SHARE:
   Basic:
     Income (loss) before extraordinary item..                                                            $   (1.58)   $     1.05
     Extraordinary item, net of taxes.........                                                            $    0.03
                                                                                                          ---------     ---------
NET INCOME (LOSS) PER SHARE - BASIC                                                                       $   (1.61)    $    1.05
                                                                                                          =========     =========
NET INCOME (LOSS) PER SHARE:
   Diluted:
     Income (loss) before extraordinary item..                                                            $   (1.58)    $    1.04
     Extraordinary item, net of taxes.........                                                            $    0.03
                                                                                                          ---------     ---------
NET INCOME (LOSS) PER SHARE - DILUTED                                                                     $   (1.61)    $    1.04
                                                                                                          =========     =========

                          ENTERCOM COMMUNICATIONS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         YEAR ENDED SEPTEMBER 30, 1998,
               THREE MONTHS ENDED DECEMBER 31, 1997 (UNAUDITED),
                      THREE MONTHS ENDED DECEMBER 31, 1998,
               TWELVE MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED)
                   AND YEARS ENDED DECEMBER 31, 1999 AND 2000
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (CONTINUED)


                                                              THREE MONTHS  THREE MONTHS  TWELVE MONTHS
                                                YEAR ENDED       ENDED         ENDED          ENDED       YEAR ENDED    YEAR ENDED
                                               SEPTEMBER 30,  DECEMBER 31,  DECEMBER 31,   DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                               ------------   -----------   -----------    -----------   -----------   -----------
                                                   1998          1997           1998           1998          1999          2000
                                               ------------   -----------   -----------    -----------   -----------   -----------
                                                              (UNAUDITED)                  (UNAUDITED)
PRO FORMA DATA (UNAUDITED):

PRO FORMA NET INCOME (LOSS) DATA:
   Income (loss) before income taxes and
     extraordinary item ....................    $     9,892   $   (11,952)  $    43,765    $    65,609   $    40,954
   Pro forma income taxes ..................          7,119         1,121        27,842         33,840        20,278
                                                -----------   -----------   -----------    -----------   -----------
   Pro forma income (loss) before
     extraordinary item ....................          2,773       (13,073)       15,923         31,769        20,676
   Extraordinary item, net of pro forma
     taxes .................................          1,488                                      1,488           918
                                                -----------   -----------   -----------    -----------   -----------
PRO FORMA NET INCOME (LOSS) ................    $     1,285   $   (13,073)  $    15,923    $    30,281   $    19,758
                                                ===========   ===========   ===========    ===========   ===========
PRO FORMA NET INCOME (LOSS) PER SHARE:
   Basic:
     Pro forma income (loss) before
       extraordinary item ..................    $      0.12   $     (0.61)  $      0.64    $      1.32   $      0.55
     Extraordinary item, net of pro forma
       taxes ...............................           0.06                                       0.06          0.03
                                                -----------   -----------   -----------    -----------   -----------
     Pro forma net income (loss) per share
       - basic .............................    $      0.06   $     (0.61)  $      0.64    $      1.26   $      0.52
                                                ===========   ===========   ===========    ===========   ===========

   Diluted:
     Pro forma income (loss) before
       extraordinary item ..................    $      0.12   $     (0.61)  $      0.64    $      1.32   $      0.54
     Extraordinary item, net of pro forma
       taxes ...............................           0.06                                       0.06          0.03
                                                -----------   -----------   -----------    -----------   -----------
     Pro forma net income (loss) per share
       - diluted ...........................    $      0.06   $     (0.61)  $      0.64    $      1.26   $      0.51
                                                ===========   ===========   ===========    ===========   ===========
WEIGHTED AVERAGE SHARES:
   Basic ...................................     22,238,843    21,534,000    24,742,443     24,104,000    37,921,623    45,209,036
   Diluted .................................     22,238,843    21,534,000    24,742,443     24,104,000    38,237,723    45,613,829

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                         YEAR ENDED SEPTEMBER 30, 1998,
                THREE MONTHS ENDED DECEMBER 31, 1997 (UNAUDITED),
                      THREE MONTHS ENDED DECEMBER 31, 1998,
                TWELVE MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED)
                   AND YEARS ENDED DECEMBER 31, 1999 AND 2000
                             (AMOUNTS IN THOUSANDS)


                                                                    THREE         THREE        TWELVE
                                                                   MONTHS        MONTHS        MONTHS
                                                   YEAR ENDED       ENDED         ENDED         ENDED      YEAR ENDED    YEAR ENDED
                                                  SEPTEMBER 30   DECEMBER 31   DECEMBER 31   DECEMBER 31   DECEMBER 31   DECEMBER 31
                                                  ------------   -----------   -----------   -----------   -----------   -----------
                                                      1998          1997          1998          1998          1999          2000
                                                  ------------   -----------   -----------   -----------   -----------   -----------
                                                                 (UNAUDITED)                 (UNAUDITED)
NET INCOME (LOSS)                                   $  7,063      ($12,033)     $ 43,455      $ 62,551      ($60,877)     $ 47,254

OTHER COMPREHENSIVE INCOME (LOSS), (NET OF TAX):
  Unrealized gains on investments - $870 in 1999
     and unrealized loss on investments - $893
     in 2000                                                                                                     522          (536)
                                                    --------      --------      --------      --------      --------      --------

COMPREHENSIVE INCOME (LOSS)                         $  7,063      ($12,033)     $ 43,455      $ 62,551      ($60,355)     $ 46,718
                                                    ========      ========      ========      ========      ========      ========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         YEAR ENDED SEPTEMBER 30, 1998,
                      THREE MONTHS ENDED DECEMBER 31, 1998,
                   AND YEARS ENDED DECEMBER 31, 1999 AND 2000
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                             COMMON STOCK
                                     --------------------------------------------------------------------
                                            CLASS A                 CLASS B                CLASS C          ADDITIONAL   RETAINED
                                     --------------------    --------------------   ---------------------    PAID-IN     EARNINGS
                                       SHARES     AMOUNT       SHARES     AMOUNT      SHARES      AMOUNT     CAPITAL     (DEFICIT)
                                     ----------  --------    ----------  --------   ----------   --------   ----------   ---------
Balance, September 30, 1997          11,002,194   $  110     10,531,805   $  105                                         $ 178,804
Net income for the year                                                                                                      7,063
Dividends                                                                                                                   (3,112)
                                     ----------   ------     ----------   ------       -------    ------    ----------   ---------
Balance, September 30, 1998          11,002,194      110     10,531,805      105                                           182,755
Net income for the period                                                                                                   43,455
Dividends                                                                                                                     (958)
                                     ----------   ------     ----------   ------       -------    ------    ----------   ---------
Balance, December 31, 1998           11,002,194      110     10,531,805      105                                           225,252
Net loss for the year                                                                                                      (60,877)
Dividends                                                                                                                  (88,113)
Transfer of S Corporation retained
   earnings to paid-in capital                                                                              $  135,366    (135,366)
Sale of Common Stock A               11,300,000      113                                                       236,044
Conversion of Convertible
   Subordinated Note to Common
   Stock A and C                      2,327,500       23                             1,995,669    $   20        96,387
Conversion of Common Stock C to
   Common Stock A                       598,833        6                              (598,833)       (6)
Compensation expense related to
   granting of stock options                                                                                       402
Issuance of Common Stock A related
   to an incentive plan                  11,682        1                                                           464
Sale of Common Stock A                8,000,000       80                                                       276,020
Compensation expense related to
   granting of Restricted stock          11,112                                                                    250
Net unrealized gain on investments
                                     ----------   ------     ----------   ------       -------    ------    ----------   ---------
Balance, December 31, 1999           33,251,321      333     10,531,805      105     1,396,836        14       744,933     (59,104)
Net income for the year                                                                                                     47,254
Conversion of Common Stock C to
   Common Stock A                       901,167        9                              (901,167)       (9)
Compensation expense related  to
   granting of stock options                                                                                       528
Compensation expense related to
   granting of Restricted stock           5,000                                                                    266
Issuance of Common Stock A related
   to an incentive plan                  28,247                                                                    899
Exercise of stock options                26,649                                                                    816
Net unrealized loss on investments
                                     ----------   ------     ----------   ------       -------    ------    ----------   ---------
Balance, December 31, 2000           34,212,384   $  342     10,531,805   $  105       495,669    $    5    $  747,442   $ (11,850)
                                     ==========   ======     ==========   ======       =======    ======    ==========   =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 ACCUMULATED
    UNEARNED        OTHER
     COMPEN-    COMPREHENSIVE
     SATION     INCOME (LOSS)     TOTAL
    --------    -------------   ---------
                                $ 179,019
                                    7,063
                                   (3,112)
                                ---------
                                  182,970
                                   43,455
                                     (958)
                                 --------
                                  225,467
                                  (60,877)
                                  (88,113)


                                        -
                                  236,157

                                   96,430

                                        -
                                      402
                                      465
                                  276,100
    $   (192)                          58
                  $    522            522
   ----------     --------       --------
        (192)          522        686,611
                                   47,254
                                        -
                                      528
        (137)                         129
                                      899
                                      816
                      (536)          (536)
    ---------     ---------     ---------
    $   (329)     $    (14)     $ 735,701
    =========     =========     =========

                          ENTERCOM COMMUNICATIONS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         YEAR ENDED SEPTEMBER 30, 1998,
               THREE MONTHS ENDED DECEMBER 31, 1997 (UNAUDITED),
                      THREE MONTHS ENDED DECEMBER 31, 1998,
               TWELVE MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED)
                   AND YEARS ENDED DECEMBER 31, 1999 AND 2000
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              TWELVE
                                                                THREE MONTHS  THREE MONTHS    MONTHS
                                                  YEAR ENDED       ENDED         ENDED         ENDED       YEAR ENDED    YEAR ENDED
                                                 SEPTEMBER 30,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                 ------------   -----------   -----------   -----------   -----------   -----------
                                                     1998           1997         1998          1998           1999          2000
                                                 ------------   -----------   -----------   -----------   -----------   -----------
                                                                (UNAUDITED)                 (UNAUDITED)
OPERATING ACTIVITIES:
  Net income (loss) ...........................    $   7,063     $ (12,033)    $  43,455     $  62,551     $ (60,877)    $  47,254
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization .............       13,066         2,880         4,358        14,544        21,564        43,475
    Extraordinary items .......................        2,401                                     2,401         1,530
    Deferred tax provision ....................                                                               89,374        32,993
    Gain on dispositions and exchanges of .....       (8,661)          (43)      (69,648)      (78,266)       (1,986)      (41,465)
      assets
    Non-cash stock-based compensation expense .                                                                  461           657
    Interest accrued ..........................        1,925           477           506         1,954
    Adjustment to reflect indexing of the
      Convertible Subordinated Note ...........        8,841        14,903        29,503        23,441
    Equity loss from unconsolidated affiliate .                                                                              1,100
    Loss on investments .......................                                                                              5,688
    Changes in assets and liabilities which
      provided (used) cash:
      Accounts receivable .....................       (7,728)          135        (5,987)      (13,850)      (12,458)      (19,011)
      Prepaid expenses ........................         (589)          981          (115)       (1,685)        1,054        (1,451)
      Prepaid and refundable taxes ............                                                                               (696)
      Accounts payable, accrued liabilities
        and income taxes payable ..............        6,695            16         8,381        15,060         2,038           931
      Minority interest .......................            6            25           705           686
                                                   ---------     ---------     ---------     ---------     ---------     ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES       23,019         7,341        11,158        26,836        40,700        69,475
                                                   ---------     ---------     ---------     ---------     ---------     ---------
INVESTING ACTIVITIES:
  Additions to property and equipment .........      (11,183)       (5,012)       (2,400)       (8,571)      (14,357)       (9,532)
  Acquisition of limited partnership interest .                                                               (3,138)
  Proceeds from sale of property, equipment,
    intangibles and other assets ..............        9,724            68        75,016        84,672         2,781        57,196
  Proceeds from exchanges of radio stations ...        3,132                                     3,132
  Payments for exchanges of radio stations ....         (306)                                     (306)
  Purchases of radio station assets (Note 3) ..     (152,791)      (15,987)      (82,903)     (219,707)     (763,068)     (100,733)
  Proceeds held in escrow from sale of Tampa ..                                  (75,000)      (75,000)       75,000
    stations
  Deferred charges and other assets ...........       (3,329)          (50)         (622)       (3,901)         (656)       (2,212)
  Purchase of investments .....................                                   (1,000)       (1,000)       (8,000)       (9,927)
  Station acquisition deposits ................        1,102         3,511            15        (2,394)         (885)          524
                                                   ---------     ---------     ---------     ---------     ---------     ---------
    NET CASH USED BY INVESTING ACTIVITIES .....     (153,651)      (17,470)      (86,894)     (223,075)     (712,323)      (64,684)
                                                   ---------     ---------     ---------     ---------     ---------     ---------
FINANCING ACTIVITIES:
  Net proceeds from initial public offering ...                                                              236,157
  Net proceeds from stock offering ............                                                              276,100
  Proceeds from issuance of Entercom-obligated
    mandatorily redeemable convertible
    preferred securities of Entercom
    Communications Capital Trust ("TIDES") ....                                                              125,000
  Deferred financing expenses related to TIDES
    and long-term debt ........................                                                               (8,683)
  Proceeds from issuance of long-term debt ....      277,286        13,000        79,500       343,786       551,000        47,000
  Payments of long-term debt ..................     (140,502)       (3,000)       (3,003)     (140,505)     (415,509)      (51,511)
  Proceeds from issuance of common stock
    related to an incentive plan ..............                                                                  464           899
  Proceeds from exercise of stock options
                                                                                                                               816
  Dividends paid to S Corporation shareholders        (3,112)                       (958)       (4,070)      (88,113)
                                                   ---------     ---------     ---------     ---------     ---------     ---------
    NET CASH PROVIDED (USED) BY FINANCING
       ACTIVITIES ............................       133,672        10,000        75,539       199,211       676,416        (2,796)
                                                   ---------     ---------     ---------     ---------     ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS ................................        3,040          (129)         (197)        2,972         4,793         1,995
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         3,626         3,626         6,666         3,497         6,469        11,262
                                                   ---------     ---------     ---------     ---------     ---------     ---------
CASH AND CASH EQUIVALENTS, END OF YEAR ........    $   6,666     $   3,497     $   6,469     $   6,469     $  11,262     $  13,257
                                                   =========     =========     =========     =========     =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION--
   Cash paid (refunded) during the period for:
     Interest .................................    $  11,541     $   2,980     $   5,698     $  14,259     $  11,187     $  37,201
                                                   =========     =========     =========     =========     =========     =========
     Interest on TIDES ........................                                                            $   1,845     $   7,813
                                                                                                           =========     =========
     Income taxes (refunded) ..................    $     293     $      31     $      60     $     322     $  10,851     $    (472)
                                                   =========     =========     =========     =========     =========     =========

                          ENTERCOM COMMUNICATIONS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         YEAR ENDED SEPTEMBER 30, 1998,
               THREE MONTHS ENDED DECEMBER 31, 1997 (UNAUDITED),
                      THREE MONTHS ENDED DECEMBER 31, 1998,
               TWELVE MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED)
                   AND YEARS ENDED DECEMBER 31, 1999 AND 2000
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                   (CONTINUED)


SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTMENTS AND FINANCING ACTIVITIES

    In connection with the radio station exchange transactions completed by the Company, the non-cash portion of assets recorded was $22,500 for the year ended September 30, 1998.

    In connection with the Company's initial public offering completed by the Company during the year ended December 31, 1999, the Convertible Subordinated Note, net of deferred finance charges, was converted into equity in the amount of $96,400.

    In connection with the issuance of certain awards of Restricted Stock for 11,112 shares and 5,000 shares of Class A Common Stock for the years ended December 31, 1999 and 2000, respectively, the Company increased its additional paid-in-capital by $250 and $266 for the years ended December 31, 1999 and 2000, respectively.

    The Company issued 1.4 million stock options in each of the years ended December 31, 1999 and 2000.

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

         Nature of Business - Entercom Communications Corp. (the "Company") is a radio broadcasting company operating one reportable business segment, whose business is devoted to acquiring, developing and operating radio broadcast properties throughout the United States. The Company owns or operates three or more radio stations in the following markets: Boston, Seattle, Portland, Sacramento, Kansas City, Milwaukee, Norfolk, New Orleans, Greensboro, Buffalo, Memphis, Rochester, Greenville/Spartanburg, Wilkes-Barre/Scranton, Wichita, Madison, and Longview/Kelso and owns two stations in Gainesville/Ocala.

         Effective January 28, 1999 (the "Revocation Date"), in connection with the initial public offering (the "IPO"), the Company revoked its S Corporation election with the Internal Revenue Service and therefore the last day the Company was taxed as an S Corporation was January 27, 1999. As a result, all of the Company's net income after January 27, 1999 has been taxed to the Company rather than taxed to the Company's shareholders. The Company's effective tax rate for state and federal income taxes for the period subsequent to January 27, 1999 is at a combined rate of 38%, applied to taxable income before income taxes, which is adjusted for permanent differences between tax and book income. Upon the acquisition of the 41 radio properties from Sinclair Broadcast Group ("Sinclair") on December 16, 1999, the Company's combined effective tax rate increased to 40% as a result of adding facilities in additional states which on average have higher income tax rates.

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

         Unaudited Pro Forma Adjustments - The unaudited pro forma net income data reflect adjustments for income taxes as if the Company had been subject to federal and state income taxes based upon a pro forma effective tax rate of 38% applied to income before income taxes and extraordinary item, excluding the effect of the adjustment to reflect indexing of the Convertible Subordinated Note (as such adjustment is not tax deductible) of $8.8 million for the year ended September 30, 1998, $14.9 million and $29.5 million for the three-month periods ended December 31, 1997 and 1998 and $23.4 million for the twelve-month period ended December 31, 1998.

2.         SIGNIFICANT ACCOUNTING POLICIES

         Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the liability method of accounting for deferred income taxes. Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company's assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

         For periods prior to January 28, 1999, the Company was taxed as an S Corporation for federal and certain state income taxes. As an S Corporation, the Company's shareholders were obligated for payment of the income taxes on their proportionate share of the Company's taxable income. Effective on January 28, 1999, in connection with the Company's IPO, the shareholders' revoked their S Corporation election. As a result, all of the Company's taxable income subsequent to January 27, 1999 was taxed to the Company rather than to the shareholders.

         Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company, its former general partnership interest, its former limited partnership interest (acquired on January 22, 1999), and its subsidiaries, all of which are wholly-owned. All inter-company transactions and balances have been eliminated in consolidation.

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

         Property and Equipment - Depreciation on property and equipment is determined on a straight-line basis. The estimated useful lives for depreciation are as follows:

         Land Improvements.........................................     10 years
         Building..................................................     20 years
         Equipment.................................................   5-20 years
         Furniture and fixtures....................................   5-10 years
         Leasehold improvements....................................   Lease term

         Revenue Recognition - Revenue from the sale of commercial broadcast time to advertisers is recognized when the commercials are broadcast. Revenues presented in the financial statements are reflected on a net basis, after deducting fees paid to or deducted by advertising agencies, usually at a rate of 15% of gross revenues. Promotional fees are recognized as services are rendered. All revenue is recognized in accordance with the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin, SAB 101, Revenue Recognition in Financial Statements, which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition.

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

         Impairment of Long-Lived Assets - In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company evaluates the recoverability of its long-lived assets which include broadcasting licenses, other intangibles, deferred charges, and other assets whenever events or changes in circumstance indicate that the carrying amount may not be recoverable. If indications are that the carrying amount of the asset is not recoverable, the Company will estimate the future cash flows expected to result from use of the asset and its eventual disposition. If the sum of the expected future cash flows (non-discounted and without interest charges) is less than the carrying amount of the asset, the Company would recognize an impairment loss. The impairment loss recognized would be measured as the amount by which the carrying amount of the asset exceeds its estimated fair value.

         Deferred Charges - The costs related to the issuance of debt are capitalized and accounted for as amortization expense over the lives of the related debt. During the year ended September 30, 1998, the three-month periods ended December 31, 1997 and 1998, the twelve-month period ended December 31, 1998 and the years ended December 31, 1999 and 2000, the Company recognized amortization of debt issuance costs, exclusive of extraordinary expense for the extinguishment of debt, of $0.5 million, $0.2 million, $0.1 million, $0.4 million and $0.3 million and $0.9 million, respectively, which amounts are included in amortization expense in the accompanying consolidated statements of operations.

         Net Income (Loss) and Pro Forma Net Income (Loss) Per Common Share - Net income (loss) and pro forma net income (loss) per share are calculated in accordance with SFAS No. 128, "Earnings Per Share" which requires presentation of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed in the same manner as basic net income (loss) after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method), (2) the Term Income Deferrable Equity Securities ("TIDES") after eliminating from net income (loss) the interest expense, net of taxes, on the TIDES; and (3) the Convertible Subordinated Note after eliminating from net income (loss) the interest expense, net of taxes, on the Convertible Subordinated Note. Anti-dilutive instruments are not considered in this calculation. For the year ended September 30, 1998, the three-month periods ended December 31, 1997 and 1998 and the twelve-month period ended December 31, 1998, the effect of the conversion of the Convertible Subordinated Note on the calculation of the pro forma net income (loss) per share was anti-dilutive. For the year ended December 31, 1999, the effect of the TIDES and stock options was anti-dilutive in the calculation of the net loss per share and the effect of the TIDES was anti-dilutive and stock options was dilutive in the calculation of pro forma net income per share. For the year ended December 31, 2000, the effect of the TIDES was anti-dilutive and the effect of the stock options was dilutive in the calculation of net income per share.

         Corporate General and Administrative Expense - Corporate general and administrative expense consists of corporate overhead costs not specifically allocable to any of the Company's individual business properties.

         Net Expense (Income) from Time Brokerage Agreement ("TBA") Fees - Net expense (income) from TBA fees consists of fees paid by or earned by the Company under agreements which permit an acquirer to program and market stations prior to acquisition. The Company sometimes enters into such agreements prior to the consummation of station acquisitions and dispositions. Under the TBAs relating to the Company's acquisitions, the expense from TBA fees was approximately $2.5 million, $1.6 million, $4.1 million and $0.7 million for the year ended September 30, 1998, the three-month period ended December 31, 1998, the twelve-month period ended December 31, 1998 and the year ended December 31, 1999, respectively. Under the TBAs relating to the Company's dispositions, the income from TBA fees was approximately $0.1 million, $0.4 million, and $0.5 million for the year ended September 30, 1998, the three-month period ended December 31, 1998 and the twelve-month period ended December 31, 1998, respectively. Amounts reflected in net revenues and station expenses from operations under TBAs, excluding expense (income) from TBA fees, were approximately $7.8 million and $5.0 million, $8.3 million and $5.6 million, $16.1 million and $10.6 million, $1.7 million and $1.2 million and $0.9 million and $0.6 million for the year ended September 30, 1998, the three-month period ended December 31, 1998, the twelve-month period ended December 31, 1998 and the years ended December 31, 1999 and 2000, respectively.

         Barter Transactions - The Company provides advertising broadcast time in exchange for certain products, supplies, and services. The terms of the exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time on regular terms. The Company includes the value of such exchanges in both broadcasting revenues and operating costs and expenses. Barter valuation is based upon management's estimate of fair value of the products, supplies and services received. For the year ended September 30, 1998, the three-month periods ended December 31, 1997 and 1998, the twelve-month period ended December 31, 1998 and the years ended December 31, 1999 and 2000, barter transactions amounted to approximately $1.0 million, $0.2 million, $0.5 million, $1.2 million, $1.8 million and $3.2 million, respectively

         Cash and Cash Equivalents - Cash and cash equivalents consist primarily of amounts held on deposit with financial institutions, including investments held in financial institutions, in immediately available money market accounts.

         Incentive Compensation Plans - The Company accounts for stock compensation in accordance with the requirements of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. SFAS No. 123, "Accounting for Stock-Based Compensation", requires disclosure of the pro forma effects on net income and net income per share had the fair value recognition provisions of SFAS No. 123 been adopted (Note 13). The Company also adopted Financial Accounting Standards Board Interpretation No.44, "Accounting for Certain Transactions involving Stock Compensation", effective July 1, 2000.

         Investments - Investments are composed of equity securities recorded in the financial statements in the amounts of $9.9 million and $12.1 million at December 31, 1999 and December 31, 2000, respectively. The Company's investment strategy is to seek long-term strategic investments to enhance its core business. The Company is currently limited to an initial aggregate investment, at cost, of $50.0 million under its existing Bank Facility. The Company accounts for these investments as follows:

         Investments Carried Under the Equity Method - For those investments where the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method of accounting in accordance with APB No 18, "The Equity Method of Accounting for Investments in Common Stock". During the year ended December 31, 2000, the Company invested in a 32% interest in Local Media Internet Venture, Inc. ("LMIV"), a company formed with other radio broadcasters in a venture whose purpose is to enhance the synergies and opportunities between radio and the internet. As of December 31, 2000, the Company's investment in LMIV was $3.0 million and for the year ended December 31, 2000, the Company recorded a loss of $0.7 million, net of an income tax benefit of $0.4 million, in the statement of operations under equity loss from unconsolidated affiliate. As of December 31, 2000, the Company is committed to invest in LMIV over the following two years, an additional amount of $9.0 million.

         Investments Carried at Fair Value or Cost - For those investments where the Company does not have a significant influence, the investments are carried at fair value based upon quoted market prices or historical cost when quoted market prices are unavailable. The net unrealized gains or losses on these investments, net of tax, are reported in the statements of comprehensive income
(loss) and as a separate component of shareholders' equity. For the year ended September 30, 1998, the three-month periods ended December 31, 1997 and 1998 and the twelve-month period ended December 31, 1998, there were no unrealized gains or losses. For the year ended December 31, 1999, the amount of unrealized gains on these investments was $0.5 million, net of income taxes of $0.4 million. For the year ended December 31, 2000, the amount of unrealized loss on these investments was $0.7 million, net of an income tax benefit of $0.4 million. When the Company has determined that the value of the investment is other than temporarily impaired, the Company recognizes through the income statement a loss on investment. For the year ended September 30, 1998, the three-month periods ended December 31, 1997 and 1998, the twelve-month period ended December 31, 1998 and the year ended December 31, 1999, there were no realized losses on investments. For the year ended December 31, 2000, the Company recorded a realized loss of $3.4 million, net of an income tax benefit of $2.2 million, in the statement of operations under loss on investments. As of December 31, 2000, the Company is committed to invest an additional amount of $0.7 million in an investment.

         Derivative Financial Instruments - Periodically, the Company enters into derivative financial instruments, including interest rate exchange agreements ("Swaps") and interest rate collar agreements ("Collars") to manage its exposure to fluctuations in interest rates. Under a Swap agreement, the Company pays a fixed rate on the notional amount to a bank and the bank pays to the Company a variable rate on the notional amount equal to a base LIBOR rate. A rate collar agreement establishes two separate agreements: an upper limit or "cap" for the base LIBOR rate and a lower limit or "floor" for the base LIBOR rate. The Company's derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk-management policies. As derivative contracts are initiated, the Company designates the instruments individually as hedges of underlying financial instruments or anticipated transactions. Management reviews the correlation and effectiveness of its derivatives on a periodic basis. Any fees associated with these derivatives are amortized over their term. Under these derivatives, the differentials to be received or paid are recognized as an adjustment to interest expense over the life of the contract. Gains and losses on termination of these instruments are recognized as interest expense when terminated. The fair value of these instruments and the changes in the fair value as a result of changes in market interest rates are not recognized in these consolidated financial statements.

         Recent Accounting Pronouncements -

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal quarters of fiscal years beginning after June 15, 2000 and should not be applied retroactively to financial statements of prior periods. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives, and for hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income ("OCI") and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as on going effectiveness assessments in order to use hedge accounting. A derivative that does not qualify as a hedge will be marked to fair value through earnings. As of January 1, 2001, a $0.4 million loss will be recorded as an accumulated transition adjustment to earnings relating to derivative instruments with a notional amount of $30.0 million that do not qualify for hedge accounting. In addition, as of January 1, 2001, the Company will record a $0.6 million loss as an accumulated transition adjustment to earnings and a $1.1 million loss as an accumulated transition adjustment to OCI for designated cash flow hedges with a notional amount of $233.0 million. The Company has calculated the transition adjustment in accordance with tentative accounting guidance issued by the Derivatives Implementation Group, and therefore, the guidance could be subject to change.

         In December 1999, the SEC issued Staff Accounting Bulletin, SAB 101, entitled "Revenue Recognition in Financial Statements" as amended, effective as of October 1, 2000, which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. The adoption of this Bulletin had no effect on the Company's financial position or results of operations.

         In March 2000, the FASB issued Financial Accounting Series Interpretation No. 44 entitled "Accounting for Certain Transactions involving Stock Compensation," which provides clarification to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The adoption of this Interpretation had no effect on the Company's financial position or results of operations.

         Reclassifications - Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

3.         ACQUISITIONS, DIVESTITURES AND OTHER SIGNIFICANT EVENTS

         During each of the periods presented, the Company consummated acquisitions of radio stations. All of these acquisitions were accounted for under the purchase method of accounting (unless otherwise noted below), and the purchase price, including transaction costs, was allocated to the assets based upon their respective fair values as determined in most cases by an independent appraisal as of the purchase dates. Gains on exchange transactions are determined based on the excess of the estimated fair value of the station assets acquired, as determined by an independent appraisal, plus any cash received, over the Company's carrying basis in the station assets exchanged plus cash paid by the Company, all less transaction costs.

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

         On January 1, 1998, the Company acquired the assets of KCTC-AM, serving the Sacramento, California radio market, from American Radio Systems, Corporation ("ARS") for $4.0 million. Broadcasting licenses and other intangibles in the amount of $2.7 million were recorded in connection with this transaction.

         On January 1, 1998, the Company acquired the assets of KUDL-FM and WDAF-AM, serving the Kansas City, Kansas/Missouri radio market from ARS. As consideration for the assets received, which included the receipt of $7.1 million in cash from ARS, the Company transferred the assets of KLOU-FM, serving the St. Louis radio market, to ARS resulting in a gain of $0.3 million. The Company incurred transaction costs of approximately $0.3 million related to this acquisition. Broadcasting licenses and other intangibles in the amount of $12.8 million were recorded in connection with this transaction. The total purchase price of this transaction was $15.4 million.

         On May 7, 1998, the Company acquired the assets of WSKY-FM, serving the Gainesville/Ocala, Florida radio market, from Gator Broadcasting Co. ("Gator") for $2.0 million in cash plus an additional payment of up to $1.0 million payable once the authorized upgrade of the station from a Class A license to a Class C-2 license becomes final. On September 8, 2000, the Federal Communications Commission ("FCC") order permitting the upgrade became final and on October 2, 2000, the Company completed the upgrade under the agreement for $0.9 million in cash. The Company incurred transaction costs of approximately $0.1 million related to this acquisition. Including the cost of the upgrade, broadcasting licenses and other intangibles in the amount of $2.6 million were recorded in connection with this transaction.

         On May 15, 1998, the Company acquired the assets of KBAM-AM and KRQT-FM, serving the Longview, Washington radio market, from Armak Broadcasters Inc. for $1.0 million in cash. Broadcasting licenses and other intangibles in the amount of $0.4 million were recorded in connection with this transaction.

         On June 19, 1998, the Company acquired from Sinclair Broadcast Group the assets of KFXX-AM, KRSK-FM and KKSN-FM, all serving the Portland, Oregon radio market, and WBEE-FM, WBZA-FM (formerly WBBF-FM), WBBF-FM (formerly WQRV-FM) and WBBF-AM (formerly WEZO-AM) all serving the Rochester, New York radio market. The purchase price for the stations was $126.5 million in cash. The Company began operating these stations on March 1, 1998 under a TBA. The Company incurred transaction costs of approximately $0.5 million related to this acquisition. Broadcasting licenses and other intangibles in the amount of $121.3 million were recorded in connection with this transaction.

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

FOR THE YEAR ENDED DECEMBER 31, 1999

         On January 22, 1999, in a related party transaction, a wholly-owned subsidiary of the Company purchased a 1% limited partnership interest in ECI License Company, L.P. ("Partnership") for $3.4 million in cash. ECI License Company, L.P. was a limited partnership in which the Company was the general partner, owning a 99% general partnership interest. The Partnership owned certain of the Company's FCC licenses. The acquisition effectively gave the Company a 100% interest in its FCC licenses. On December 31, 1999, the Partnership was merged into the Company and the Partnership along with the entity holding the 1% limited partnership interest was dissolved.

         On February 22, 1999, the Company acquired the assets of WAAF-FM and WQSX-FM in Boston and WVEI-AM (formerly WWTM-AM) in Worchester from CBS for $58.0 million in cash (the "Second Boston Transaction"). The Company incurred transaction costs of approximately $0.2 million related to this acquisition. Broadcasting licenses and other intangibles in the amount of $55.7 million were recorded in connection with this transaction. The Company had operated these stations under a TBA since September 1998.

         On April 22, 1999, the Company sold a building located in Seattle, Washington for cash of $1.3 million, resulting in a gain of approximately $0.5 million.

         On June 11, 1999, the Company acquired the assets of KXTR-AM (formerly KKGM-AM), serving the Kansas City, Kansas/Missouri radio market from Mortenson Broadcasting Company of Canton, LLC for the sum of $2.8 million in cash. Broadcasting licenses and other intangibles in the amount of $2.5 million were recorded in connection with this transaction.

         On August 20, 1999, the Company entered into an agreement with Sinclair Broadcast Group ("Sinclair") which consisted of two separate asset purchase agreements for the purchase of: (1) Sinclair's 42 stations in eight markets and other assets for which the purchase price was $702.5 million ("First Sinclair Transaction") and (2) Sinclair's four Kansas City stations for which the purchase price was $122.0 million ("Sinclair Kansas City"). On December 16, 1999, under the First Sinclair Transaction, the Company acquired 41 of Sinclair's radio properties for a purchase price of $700.4 million in cash. This transaction included 26 FM and 15 AM radio stations in eight markets including Milwaukee, New Orleans, Memphis, Buffalo, Norfolk, Greensboro/Winston-Salem/High Point, Greenville/Spartanburg and Wilkes-Barre/Scranton. The Company also began operations at WKRF-FM in the Wilkes-Barre/Scranton market on December 16, 1999 under a TBA. In addition, the Company was responsible for certain capital expenditures of approximately $2.5 million, for which the Company fulfilled its obligation as of December 31, 2000. In connection with the First Sinclair Transaction, the Company recorded broadcasting licenses and other intangibles in the amount of $668.8 million and incurred transaction costs in the amount of $1.7 million. On July 20, 2000, the Company completed the acquisition of Sinclair Kansas City and on November 3, 2000, the Company completed the acquisition of WKRF-FM (see below).

FOR THE YEAR ENDED DECEMBER 31, 2000

         On February 23, 2000, the Company acquired from the Wichita Stations Trust ("Wichita Trust") a trust formed for the benefit of Capstar Broadcasting Corporation as required by federal regulations, all of the assets related to radio stations KEYN-FM, KFBZ-FM (formerly KWCY-FM, formerly KWSJ-FM), KQAM-AM, KFH-AM and KNSS-AM, serving the Wichita, Kansas radio for $8.0 million in cash. Broadcasting licenses and other intangibles in the amount of $6.3 million were recorded in connection with this transaction. With the acquisition of the two radio stations described below, the Company owns 7 radio stations serving the Wichita, Kansas radio market.

         On May 31, 2000, the Company acquired under two separate asset purchase agreements from Gary and Ann Violet, substantially all of the assets related to radio stations KWSJ-FM (formerly KAYY-FM) and KDGS-FM, serving the Wichita, Kansas radio market for a total of $5.1 million in cash. Broadcasting licenses and other intangibles in the amount of $4.8 million were recorded in connection with this transaction.

         On July 20, 2000, the Company acquired from Sinclair, the assets of Sinclair Kansas City, consisting of KCFX-FM, KQRC-FM, KCIY-FM and KRBZ-FM (formerly KXTR-FM), serving the Kansas City radio market, where the Company already owned seven radio stations, for $126.6 million in cash. Including this transaction, the Company completed the acquisition of 45 of 46 radio stations from Sinclair. In connection with the purchase of the four Kansas City radio stations, federal broadcasting regulations required the Company to divest three stations in the Kansas City radio market. To comply with these regulations, on July 20, 2000, the Company sold to Susquehanna Radio Corp. ("Susquehanna") three stations for cash (see below). The Company did not record the purchase of assets for KCFX-FM as this Kansas City radio station was acquired from Sinclair and sold to Susquehanna on the same date. Broadcasting licenses and other intangibles in the amount of $69.5 million and transaction costs in the amount of $0.6 million were recorded in connection with this transaction.

         In connection with the divestiture of the Kansas City radio stations required by federal broadcasting regulations, on July 20, 2000, the Company sold to Susquehanna for $113.0 million in cash, the assets of three radio stations serving the Kansas City radio market, KCMO-AM, KCMO-FM and KCFX-FM. The Company recorded a gain of $41.5 million from the sale of KCMO-AM and KCMO-FM, radio stations previously owned by the Company. No gain or loss was recognized from the July 20, 2000, purchase and sale of KCFX-FM.

         On August 31, 2000, the Company acquired from Woodward Communications, Inc. the assets of WOLX-FM, WMMM-FM and WBZU-FM (formerly WYZM-FM), serving the Madison, Wisconsin radio market for a purchase price of $14.6 million in cash. Broadcasting licenses and other intangibles in the amount of $12.8 million were recorded in connection with this transaction.

         On October 2, 2000, the Company completed the transaction with Gator to upgrade WSKY-FM to a Class C-2 license from a Class A license at a cost of $0.9 million in cash (see above).

         On November 3, 2000, the Company completed the acquisition from Sinclair of all of the assets related to radio station WKRF-FM, serving the Wilkes-Barre/Scranton, Pennsylvania radio market, where the Company already owns eight radio stations, for $0.6 million in cash. With this acquisition, the Company completed the purchase of all of the radio stations under agreement with Sinclair (see above).

OTHER SIGNIFICANT EVENTS

         Effective July 1, 1997, the Company entered into a Joint Sales Agreement ("JSA") with Classic Radio, Inc. ("Classic"), whereby the Company serves as the exclusive sales agent for the Classic-owned KING-FM radio station located in Seattle Washington. This agreement is a continuation of a relationship under a prior JSA that expired on June 30, 1997. Under the JSA, which continues through June 30, 2002, the Company receives all revenues from the sale of advertising time broadcast on KING-FM and is required to pay a monthly fee to Classic based upon calculations as defined in the agreement. Under the terms of the JSA, the Company is responsible for all costs incurred in selling the advertising time. Classic is responsible for all costs incurred in operating the station. Net revenues and expenses incurred by the Company under this contract during the year ended September 30, 1998, the three-month periods ended December 31,1997 and 1998, the twelve-month period ended December 31, 1998 and the years ended December 31, 1999 and 2000, were, $3.6 million and $ 2.3 million, $1.0 million and $06 million, $1.1 million and $0.6 million, $3.7 million and $2.3 million, $3.9 million and $2.3 million and $4.0 million and $2.4 million, respectively.

         On October 7, 1997, the Company, in a transaction with Kanza Inc., exchanged the broadcasting frequency and the transmitter related assets of KCMO-AM, Kansas City, Missouri for the broadcasting frequency and transmitter related assets of WHB-AM, Kansas City, Missouri. The Company incurred transaction costs of $0.2 million. The transaction was accounted for as a non-monetary exchange of similar productive assets and no gain or loss was recognized. The assets received were recorded at the historical cost of the assets surrendered. On July 20, 2000, Susquehanna purchased the assets of KCMO-AM along with other Kansas City radio station assets (see above).

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

         The following unaudited pro forma summary presents the consolidated results of operations as if the transactions which occurred during the period of January 1, 1999 through December 31, 2000, had all occurred as of January 1, 1999, after giving effect to certain adjustments, including the conversion from an S Corporation, depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions and other transactions occurred as of January 1, 1999. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition and other transactions been made as of that date or results which may occur in the future.

                                                                        (UNAUDITED)
                                                                        YEAR ENDED
                                                                        DECEMBER 31
                                                                  1999              2000
                                                                ---------         ---------
                                                               (AMOUNTS IN THOUSANDS, EXCEPT
                                                                      PER SHARE DATA)
Net revenues                                                    $ 315,532         $ 355,314
                                                                =========         =========
Income before extraordinary item and gains on sale of assets    $   9,534         $  25,225
                                                                =========         =========
Income before extraordinary item                                $  35,605         $  21,152
                                                                =========         =========
Net income                                                      $  34,687         $  21,152
                                                                =========         =========
Net income per share - basic                                    $    0.91         $    0.47
                                                                =========         =========
Net income  per share - diluted                                 $    0.87         $    0.46
                                                                =========         =========

4.         RADIO BROADCASTING LICENSES AND OTHER INTANGIBLES

         Radio Broadcasting Licenses and other intangibles consist of the following:

                                                          DECEMBER 31,   DECEMBER 31,
                                                             1999           2000
                                                          -----------    -----------
                                                            (AMOUNTS IN THOUSANDS)
FCC Licenses                                              $ 1,242,665    $ 1,323,985
Other Intangibles                                               4,322          4,783
                                                          -----------    -----------
      Subtotal                                              1,246,987      1,328,768
Less accumulated amortization                                 (32,018)       (62,952)
                                                          -----------    -----------
Total Radio broadcasting licenses and other intangibles   $ 1,214,969    $ 1,265,816
                                                          ===========    ===========



5.         DEFERRED CHARGES AND OTHER ASSETS

         Deferred charges and other assets consist of the following:

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1999            2000
                                                                ------------    ------------
                                                                   (AMOUNTS IN THOUSANDS)
Debt issuance costs less accumulated amortization of $73
     and $932 in 1999 and 2000, respectively                      $  8,610        $  7,946
Software costs less accumulated amortization of $292
     and $667 in 1999 and 2000, respectively                           479           2,084
Leasehold premium less accumulated amortization of $413
     and $461 in 1999 and 2000, respectively                         1,277           1,062
Other deferred charges less accumulated amortization of
     $9 in 2000                                                         --              13
                                                                  --------        --------
                                                                  $ 10,366        $ 11,105
                                                                  ========        ========

6.         INCOME TAXES

         Income tax expense, is summarized as follows:

                                                      YEAR ENDED      YEAR ENDED
                                                      DECEMBER 31     DECEMBER 31
                                                         1999            2000
                                                       --------        --------
                                                        (AMOUNTS IN THOUSANDS)
Current:
     Federal                                           $  9,083        $   (967)
     State                                                1,844            (230)
                                                       --------        --------
        Total current                                    10,927          (1,197)
                                                       --------        --------
Deferred:
     Federal                                             78,202          26,643
     State                                               11,172           6,350
                                                       --------        --------
        Total deferred                                   89,374          32,993
                                                       --------        --------
        Total income taxes                             $100,301        $ 31,796
                                                       ========        ========

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

         Upon closing the acquisition of radio properties from Sinclair on December 16, 1999, the Company recorded a non-cash deferred income tax expense of approximately $3.9 million. This amount reflects an increase in the Company's effective tax rate from 38% to 40% and its effect on previously reported temporary differences between the tax and financial reporting bases of the Company's assets and liabilities as a result of adding facilities in additional states which on average have higher income tax rates. The adjustment is reflected in results for the year ended December 31, 1999 (Actual and Pro Forma).

         Income tax expense computed using the United States federal statutory rates is reconciled to the reported income tax provisions as follows:

                                                                  YEAR ENDED       YEAR ENDED
                                                                  DECEMBER 31      DECEMBER 31
                                                                     1999             2000
                                                                   --------         --------
                                                                    (AMOUNTS IN THOUSANDS)
Federal statutory income tax rate                                        35%              35%

Computed tax expense at federal statutory rates
     on income before income taxes                                 $ 14,344         $ 27,668
State income taxes (net of federal tax benefit)                       1,834            3,953
S Corporation termination and conversion to a C Corporation          79,845               --
Deferred state income tax rate adjustment                             3,891               --
Nondeductible expenses and other                                        387              176
                                                                   --------         --------
        Income tax provision                                       $100,301         $ 31,796
                                                                   ========         ========

         The tax effects of significant temporary differences which compromise the net deferred tax assets and liabilities are as follows:

                                                     DECEMBER 31       DECEMBER 31
                                                        1999              2000
                                                      --------          --------
                                                        (AMOUNTS IN THOUSANDS)
Current deferred tax assets:
    Employee benefits                                 $     599         $     460
    Provision for doubtful accounts                          --               454
    Other                                                 1,174               585
                                                      ---------         ---------
        Total net current assets                          1,773             1,499
                                                      ---------         ---------
Noncurrent deferred tax assets (liabilities):
    Property and equipment and intangibles              (91,331)         (125,234)
    Employee benefits                                       184             1,038
                                                      ---------         ---------
        Total net noncurrent liabilities                (91,147)         (124,197)
                                                      ---------         ---------
        Net deferred tax liabilities                  $ (89,374)        $(122,697)
                                                      =========         =========

7.         DEBT

(A)        SENIOR DEBT

         Senior debt consists of the following:

                                           DECEMBER 31,    DECEMBER 31,
                                               1999            2000
                                             --------        --------
                                              (AMOUNTS IN THOUSANDS)
Notes payable, due September 30, 2007        $465,500        $461,000
Other                                             270             260
                                             --------        --------
      Total                                   465,770         461,260
Amounts due within one year                        10              11
                                             --------        --------
                                             $465,760        $461,249
                                             ========        ========

         The Company's term and revolving credit facilities were refinanced on February 13, 1998, under a bank credit agreement (the "Credit Agreement") with Key Corporate Capital Inc., as administrative agent. The Credit Agreement provided for a $300.0 million Senior Secured Revolving Credit Facility. The Credit Agreement was amended on October 8, 1998 to increase the maximum borrowing capacity to $350.0 million. On December 16, 1999, the Credit Agreement was replaced with a new bank credit agreement (see below).

         The Company's Credit Agreement was refinanced on December 16, 1999, under a new bank credit agreement (the "Bank Facility") with Banc of America Securities LLC as the lead and syndication agent and Key Corporate Capital Inc., as administrative agent. The Bank Facility provides for senior secured credit of $650.0 million consisting of: (1) a $325.0 million reducing revolving credit facility ("Revolver") and (2) a $325.0 multi-draw term loan ("Term Loan"), which was fully drawn as of September 29, 2000. The Bank Facility is secured by (1) a pledge of 100% of the Company's capital stock and other equity interest in all subsidiaries; (2) a security interest in all present and future assets and properties; (3) a security interest in all major tangible and intangible personal property assets of the Company and any future subsidiaries as well as a negative pledge on all real property, and (4) an assignment of all major leases and rights, as appropriate. Under the terms of the Bank Facility, the Company is restricted from the distribution of any dividends. The Bank Facility requires the Company to comply with certain financial covenants and leverage ratios that are defined terms within the agreement and that include but are not limited to the following: (1) Total Debt to Operating Cash Flow, (2) Operating Cash Flow to Interest Expense, (3) Operating Cash Flow to Pro Forma Debt Service and (4) Operating Cash Flow to Fixed Charges. Management believes the Company is in compliance with all of the terms of the agreement. The Bank Facility also provides that at any time prior to December 31, 2001, the Company may solicit additional incremental loans up to $350.0 million, subject to syndicate approval, and will be governed under the same terms as the Term Loan.

         The availability under the Revolver and Term Loan, which mature on September 30, 2007, reduces on a quarterly basis beginning September 30, 2002 in quarterly amounts that vary from $12.2 million to $16.3 million for each Loan. The Company has the option to elect to pay interest at a rate equal to LIBOR (in increments with durations of 1, 2, 3 or 6 months) plus 0.75% or the prime rate. Upon the occurrence of certain events, the Company's borrowing costs can increase to a maximum of LIBOR plus 2.375% or prime plus 1.125%. The interest payable on LIBOR rate is payable at the end of the selected duration but not less frequently than every three months and on prime rates is payable at the end of each calendar quarter. The weighted average interest rate under the Credit Agreement at December 31, 1999 and 2000 was 8.1%. and 7.7%, respectively. The Company also pays a commitment fee which varies depending on certain financial covenants and the amount of the unused commitment, from 0.25% or 0.5% per annum, on the average unused balance of the Bank Facility. The amount available under the Bank Facility as of December 31, 2000, was $183.2 million.

(B)        INTEREST RATE TRANSACTIONS

         The Company enters into interest rate transactions to diversify its risk associated with interest rate fluctuations against the variable debt discussed in 7 (A) above and to comply with certain covenants under the Bank Facility. Under these transactions, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt. The total notional amount of these transactions was $129.0 million at December 31, 1999 and $263.0 million at December 31, 2000. These agreements, with initial terms that vary from 2 years to 7 years, effectively fix the interest at rates that vary from 5.8% to 8.5% on current borrowings.

(C)        AGGREGATE PRINCIPAL MATURITIES

         Aggregate principal maturities on Senior debt are as follows (amounts in thousands):

Fiscal years ending December 31:
     2001                                                               $     11
     2002                                                                 24,386
     2003                                                                 56,886
     2004                                                                 65,011
     2005                                                                 87,261
     Thereafter                                                          227,705
                                                                        --------
         Total                                                          $461,260
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

         The Company accounted for this instrument as indexed debt since under certain circumstances, the holder of the Convertible Subordinate Note had the option to put ("Put Option") the note to the Company and receive, at the option of the Company, either cash or a new note which would equal the fair market value of the shares of common stock into which the Convertible Subordinate Note would be convertible. Accordingly, the Company's statements of income for the year ended September 30, 1998, the three-month periods ended December 31, 1997 and 1998 and the twelve-month period ended December 31, 1998 reflected an "adjustment to reflect indexing of the Convertible Subordinated Note".

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

(E)        OUTSTANDING LETTERS OF CREDIT

         The Company is required to maintain a letter of credit in connection with a sports contract that expires on November 15, 2005. As of December 31, 2000, the amount of the outstanding letter of credit was $5.8 million.

8.         CONVERTIBLE PREFERRED SECURITIES

         On October 6, 1999, the Company sold 2,500,000 Convertible Preferred Securities, Term Income Deferrable Equity Securities ("TIDES"), including underwriters' over-allotments at an offering price of $50.00 per security. The net proceeds to the Company after deducting underwriting discounts and other offering expenses, was $120.5 million. Subject to certain deferral provisions, the trust pays quarterly calendar distributions. The first distribution was paid on December 31, 1999. The TIDES represent undivided preferred beneficial ownership interest in the assets of the trust. The trust used the proceeds to purchase from the Company an equal amount of 6.25% Convertible Subordinated Debentures due 2014 ("Debenture"). Upon the due date of the Debentures, the Company will pay the outstanding amount due to the trust and the trust will redeem all of the outstanding TIDES. The Company owns all of the common securities issued by the trust. The trust exists for the sole purpose of issuing the common securities and the TIDES. The trust is a wholly-owned subsidiary of the Company, with the sole assets of the trust consisting of the $125.0 million aggregate principal amount of the Company's 6.25% Convertible Subordinated Debentures due September 30, 2014. The Company has entered into several contractual arrangements for the purpose of fully, irrevocably and unconditionally guaranteeing the trust's obligations under the TIDES. The holders of the TIDES have a preference with respect to each distribution and amounts payable upon liquidation, redemption or otherwise over the holders of the common securities of the trust. Each TIDES is convertible into shares of the Company's Class A Common Stock at the rate of 1.1364 shares of Class A Common Stock for each TIDES. The Company completed this offering on October 6, 1999, and issued 2,500,000 TIDES at $50.00 per TIDES.

9.         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair value of financial instruments is determined using the best available market information and appropriate valuation methodologies. However, considerable judgement is necessary in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange or the value that ultimately will be realized upon maturity or disposition. Additionally, because of the variety of valuation techniques permitted under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," comparability of fair values among entities may not be meaningful. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

         The following methods and assumptions were used to estimate the fair value of financial instruments for which it was practicable to estimate that value:

         Cash and cash equivalents, accounts receivable and accounts payable, including accrued liabilities: The carrying amounts of these assets and liabilities approximates fair value because of the short maturity of these instruments.

         Long-term debt: The amounts outstanding under the credit facility bear interest at current market rates and the carrying amounts approximate fair market value at December 31, 1999 and 2000.

         Interest rate swaps and collars: The fair value of the interest rate swap and collar contracts is estimated by obtaining quotations from brokers. The fair value is an estimate of the amounts that the Company would receive (pay) at the reporting date if the contracts were transferred to other parties or cancelled by either party. At December 31, 1999 and 2000, the fair value of these contracts were an asset of $1.2 million and a liability of $2.1 million, respectively.

         TIDES: The fair value of the Company's Convertible Preferred Securities, Term Income Deferrable Equity Securities at December 31, 1999 approximated the $125.0 million carrying value as the value did not materially change from the value at the date of issue, October 6, 1999, and the value at December 31, 1999. At December 31, 2000, the carrying value of the TIDES was $125.0 million and the fair value, which was based on available market prices, was $113.8 million.

         Outstanding Letters of Credit: The Company had letters of credit outstanding in the amounts of $12.5 million and $5.8 million as of December 31, 1999 and 2000. The Company does not believe it is practicable to estimate the fair value of these financial instruments and does not expect any material losses from their resolution since performance is not likely to be required.



10.        COMMITMENTS AND CONTINGENCIES

         ACQUISITIONS

         The Company entered into a preliminary agreement on February 6, 1996 for the Company to acquire the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation ("Royce") subject to approval by the FCC for a purchase price of $25.0 million. Notwithstanding efforts by the Company to pursue this transaction, Royce has been non-responsive. On July 28, 1999, the Company commenced a legal action seeking to enforce this agreement, and subsequently Royce filed a cross-complaint against the Company asking for treble damages, an injunction, attorney's fees and costs and filed a separate action against the Company's President asking for treble damages, an injunction, attorney's fees and costs. This separate action against the Company's President was dismissed without leave to amend in February 2000. The

Company is pursuing legal action against Royce and seeking dismissal of the cross-complaint. The Company estimates that the impact of an unfavorable outcome will not materially impact the financial position, results of operations or cash flows of the Company. The Company cannot determine if and when the transaction might occur.

         OTHER

         The Company's employment agreement with its Chairman and Chief Executive Officer renews automatically each calendar year unless terminated by either party in accordance with the contract. Under the terms of the agreement, the current base compensation is $600,000 and is increased or decreased annually by a percentage equal to the percentage of inflation or deflation over the immediately preceding twelve month period, provided that the base salary shall never be less than $500,000. The board of directors may approve additional salary, bonuses, fees, or other compensation. Total base compensation for the year ended September 30, 1998, the three-month periods ended December 31,1997 and 1998, the twelve-month period ended December 31,1998 and the years ended December 31, 1999 and 2000, was approximately $555,000, $136,000, $140,000,
$558,000, $563,000 and $600,000, respectively.

         The Company's employment agreements with its Executive Officers, David
J. Field, President, Chief Operating Officer and Director and John C. Donlevie, Executive Vice President, Secretary, General Counsel and Director, provides that the agreement may be terminated at will by either party (1) immediately if good cause for termination exists, or (2) upon thirty days notice in the absence of good cause. Pursuant to these employment agreements, the current annual salaries, effective January 1, 2000, of Mr. Field and Mr. Donlevie are $450,000 and $265,000, respectively. The Company's employment agreement with Stephen F. Fisher, Executive Vice President and Chief Financial Officer, provides that the agreement may be terminated at will by either party (1) immediately if good cause for termination exists or (2) upon at least 120 days notice prior to the end of the current yearly term. Mr. Fisher's current annual salary, effective January 1, 2000, is $300,000. Each of the above employment agreements provides for yearly salary adjustments for inflation and an annual discretionary bonus.

         In connection with the relocation of a studio site in one of the Company's radio markets, the Company has incurred approximately $1.0 million in costs as of December 31, 2000 and expects to incur an additional $2.0 million under a commitment to complete the construction project in the first quarter of the year 2001.

         Rental expense is incurred principally for office and broadcasting facilities. Rental expense during the year ended September 30, 1998, the three-month periods ended December 31, 1997 and 1998, the twelve-month period ended December 31, 1998 and the years ended December 31, 1999 and 2000 was approximately $2.8 million, $0.6 million, $0.8 million, $3.1 million, $3.7 million and $6.3 million, respectively.

         The Company also has various commitments under the following types of contracts: (1) sports programming; (2) on-air talent; (3) operating leases; and
(4) television advertising, with aggregate minimum annual commitments as of December 31, 2000 as follows:

                                   OPERATING     SPORTS       ON-AIR    TELEVISION
                                     LEASES    PROGRAMMING    TALENT    ADVERTISING
                                   ---------   -----------   --------   -----------
                                                 (AMOUNTS IN THOUSANDS)
Fiscal years ending December 31:
2001                               $   5,894    $  18,300    $ 11,140    $  1,200
2002                                   5,651       16,717       5,169       1,200
2003                                   5,001        9,450       1,623       1,200
2004                                   4,726        8,310         100       1,200
2005                                   4,326        8,500           -           -
Thereafter                            24,786            -           -           -
                                   ---------    ---------    --------    --------
                                   $  50,384    $  61,277    $ 18,032    $  4,800
                                   =========    =========    ========    ========

         In October 1999, The Radio Music License Committee, of which the Company is a participant, filed a motion in the New York courts against Broadcast Music, Inc. commencing a rate-making proceeding, on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees. The Company is currently operating under interim license agreements for the period commencing January 1, 1997 at the rates and terms reflected in prior agreements.

The Company's management estimates that the impact of an unfavorable outcome of the motion will not materially impact the financial position, results of operations or cash flows of the Company.

         In December 2000, the U.S. Copyright Office, under the Digital Millennium Copyright Act, issued a final rule that AM and FM radio broadcast signals transmitted simultaneously over a digital communications network, are subject to the sound recording copyright owner's exclusive right of performance. This would result in the imposition of license fees for Internet streaming and other digital media. As a result of this decision, the Company must now participate in an arbitration proceeding at the U.S. Copyright Office to determine the amount of the fees that are due from the use of sound recordings in Internet streaming. The Company, along with other broadcasters and the National Association of Broadcasters, previously commenced a legal action in New York challenging the imposition of these license fees. In addition, the Company has commenced a legal action, together with other radio broadcasters, seeking declaratory relief as to the impact of the final rule of the Copyright Office. The Company intends to pursue this action. However, the Company cannot determine the likelihood of success. The Company's management estimates that the impact of an unfavorable determination will not materially impact the financial position, results of operations or cash flows of the Company.

         The Company is subject to various outstanding claims that arose in the ordinary course of business and to other legal proceedings. In the opinion of management, any liability of the Company which may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

11.        SHAREHOLDERS' EQUITY

         For the year ended September 30, 1998, the three-month periods ended December 31, 1997 and 1998, the twelve-month period ended December 31, 1998 and the years ended December 31, 1999, the Company paid total dividends of approximately $2.8 million, $3.1 million, $0 million, $1.0 million, $4.1 million and $88.1 million, respectively. These amounts include special dividends paid to the Company's shareholders to compensate them for federal and state income tax obligations attributable to pass-through taxable income generated by the Company when it was taxed as a sub-chapter S Corporation prior to the Revocation Date. No dividends were paid by the Company after the Revocation Date relating to the Company's activities as a C Corporation.

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

         On May 11, 1999, November 15, 1999, May 9, 2000, May 15, 2000, August
22, 2000 and November 2, 2000, Chase Capital converted 300,000 shares, 298,833 shares, 300,000 shares, 1,167 shares, 300,000 shares and 300,000 shares, respectively, from shares of Class C Common Stock to shares of Class A Common Stock.

         In connection with the adoption of the Company's amended and restated Articles of Incorporation, the Company declared a 185 for 1 stock split payable to shareholders at the time the Amended and Restated Articles of Incorporation became effective. The accompanying consolidated financial statements give effect to these transactions as if they had occurred on September 30, 1997.

12.        EMPLOYEE SAVINGS AND BENEFIT PLANS

         The Company sponsors a 401(k) savings plan that includes a provision under which the Company contributes 50% of the amount of any eligible employee's contribution to the plan up to a maximum employer contribution of 3% of an employee's compensation. The maximum eligible employee contribution under the plan was $10,000, $10,000 and $10,500 for the plan years ended December 31, 1998, 1999 and 2000, respectively. The Company may at its discretion suspend future matching contributions. The Company contributed approximately $0.6 million, $0.1 million, $0.2 million, $0.6 million, $0.8 million and $1.5 million under the 401(k) plan for the year ended September 30, 1998, the three-month periods ended December 31, 1997 and 1998, the twelve-month period ended December 31, 1998 and the years ended December 31, 1999 and 2000, respectively.

13.        STOCK OPTIONS AND RESTRICTED STOCK

         The Company accounts for stock-based compensation plans under APB Opinion No. 25 for employees and under FASB No. 123 for non-employees. On June 24, 1998, the Company adopted an Equity Compensation Plan (the "Compensation Plan"). The Compensation Plan allows officers (including those also serving as directors) and other employees, non-employee directors and key advisors and consultants, selected by a Committee of Board of Directors, to receive incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights in the Common Stock of the Company. All of the restricted stock and options vest over a four-year period and the options expire ten years from the date of grant. The Company has reserved 10% of the combined classes of Common Stock outstanding at the time of grant for issuance under the Compensation Plan. The Company recognized non-cash compensation expense (1) for the granting of restricted stock and (2) for options granted where the option price is less than the market value of shares on the grant date and for options issued to non-employees. For the year ended December 31, 1999, the Company issued 11,112 shares of restricted stock and 1,426,523 in options of which 1,150,961 options were issued at market value at the date of grant and 275,562 options were issued with an exercise price at 80% of the market value at the date of grant. For the year ended December 31, 2000, the Company issued 5,000 shares of restricted stock and 1,430,250 in options, of which 1,380,250 in options were issued at market value at the date of grant and 50,000 in options were issued at less that market value at the date of grant. For the year ended December 31, 1999, the Company recognized non-cash stock-based compensation expense of $0.4 million for options granted at prices below market value and for options issued to non-employees and $0.1 million for restricted stock. For the year ended December 31, 2000, the Company recognized non-cash stock-based compensation expense of $0.5 million for options granted at prices below market value and $0.1 million for restricted stock. As of December 31, 2000, the Company will recognize non-cash compensation expense in future periods of $0.6 million, $0.6 million and $0.2 million for the years ended December 31, 2001, 2002 and 2003, respectively.

         A summary of the status of the Company's stock options granted and changes during the year is presented below:

                                                            DECEMBER 31, 1999             DECEMBER 31, 2000
                                                       ---------------------------------------------------------
                                                                       WEIGHTED                      WEIGHTED
                                                                       AVERAGE                       AVERAGE
                                                         SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                                                       ----------   --------------   ----------   --------------
Outstanding at beginning of year                              --             --      1,404,519       $  31.83
Granted                                                1,426,523       $  31.69      1,430,250       $  35.34
Exercised                                                     --             --        (26,649)      $  21.66
Cancelled                                                (22,004)      $  22.50        (84,724)      $  32.12
                                                       ---------                     ---------
Outstanding at end of year                             1,404,519       $  31.83      2,723,396       $  33.76
                                                       =========                     =========

Options exercisable at year end                               --             --        331,580       $  32.85
Weighted-average fair value of options
    granted during the year, net of  cancellations                     $  31.83                      $  35.54

         The following table summarizes information about stock options outstanding at December 31, 2000:

                                            OPTIONS OUTSTANDING   WEIGHTED                 WEIGHTED AVERAGE
                        NUMBER OF OPTIONS     WEIGHTED-AVERAGE     AVERAGE    NUMBER OF     EXERCISE PRICE
                         OUTSTANDING AT          REMAINING        EXERCISE     OPTIONS        OF OPTIONS
   EXERCISE PRICES      DECEMBER 31, 2000     CONTRACTUAL LIFE     PRICE     EXERCISABLE     EXERCISABLE
---------------------   -----------------     ----------------    --------   -----------     -----------
  $18.00     $18.00           270,562                8.1           $18.00       63,896          $18.00
  $22.50     $22.50           459,784                8.1           $22.50      112,859          $22.50
  $25.75     $27.75           733,000                9.9           $27.74           --              --
  $28.19     $42.88           473,150                9.2           $40.95       10,725          $34.43
  $43.94     $45.31           135,500                9.3           $43.96           --              --
  $46.88     $46.88           532,900                8.8           $46.88      133,225          $46.88
  $46.94     $59.44           118,500                9.1           $51.38       10,875          $54.04
                            ---------               ----           ------      -------          ------
  $18.00     $59.44         2,723,396                9.0           $33.76      331,580          $32.85
                            =========               ====           ======      =======          ======

         At December 31, 2000, approximately 4.5 million shares of the Company's Class A Common Stock were authorized for awards under the plan, of which approximately 1.8 million shares remained available for future award.

         The fair value of the options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for 1999 and 2000: expected stock volatility ranging from 34% to 74%; dividend yields of 0%; risk-free interest rates ranging from of 5.4% to 6.5%; and expected lives ranging from five to six years from the date of grant. Had the Company determined compensation cost for the Equity Compensation Plan based on the fair value at the grant dates for awards in 1999 and 2000 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:


                                                                          YEAR ENDED DECEMBER 31
                                                                          ----------------------
                                                                          1999              2000
                                                                          ----              ----
                                                                            (AMOUNTS IN THOUSANDS,
                                                                          EXCEPT PER SHARE AMOUNTS)
Net income (loss) - As reported                                          ($60,877)           $47,254
Additional compensation expense, net of taxes of $0.9 million and
$3.3 in 1999 and 2000, respectively                                         1,362              4,955
                                                                         --------            -------
Net income (loss) - Pro Forma                                            ($62,239)           $42,299
                                                                         ========            =======
Basic net income (loss) per share - As reported                            ($1.61)             $1.05
                                                                         ========            =======
Basic net income (loss) per share - Pro Forma                              ($1.64)             $0.94
                                                                         ========            =======
Diluted net income (loss) per share - As reported                          ($1.61)             $1.04
                                                                         ========            =======
Diluted net income (loss) per share - Pro Forma                            ($1.64)             $0.93
                                                                         ========            =======


         On June 24, 1998, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan allows the participants to purchase shares of the Company's Common Stock at a purchase price equal to 85% of the market value of such shares on the purchase date. Under this plan, during which there should be no expense recognized on the difference between the market value and the purchase price, 11,682 shares and 28,247 shares were purchased during the years ended December 31, 1999 and 2000. The shares of Common Stock reserved for issuance under the Purchase Plan was 1,850,000, leaving a balance of shares available for purchase as of December 31, 2000 of 1.8 million.

14.      NET INCOME (LOSS) AND PRO FORMA NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share and pro forma basic net income
(loss) per common share is calculated by dividing net income (loss) and pro forma net income (loss) by the weighted average number of common shares outstanding during the reporting period.

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

         Pro forma diluted net income per common share and diluted net income per common share is calculated using the same number of shares outstanding as basic and adjusted for the assumed exercise of 1.4 million and 1.4 million options outstanding, as adjusted to 0.3 million shares and 0.4 million shares on a weighted average basis, using the treasury stock method, for the years ended December 31, 1999 and 2000, respectively. Accordingly, the following is not assumed for purposes of computing the potential dilutive effect on diluted net income per share and pro forma diluted net income per share of: (1) the conversion of the Convertible Subordinated Note after eliminating interest expense, net of tax, on the Convertible Subordinated Note for the year ended September 30, 1998, the three-month period ended December 31,1998 and the twelve-month period ended December 31, 1998 and (2) the conversion of 2.5 million TIDES into 2.8 million shares, as adjusted to 0.7 million shares and 2.8 million shares on a weighted average basis, after eliminating interest expense, net of tax, on the TIDES, for the years ended December 31,1999 and 2000, respectively.

         The amounts used in calculating net income (loss) per share are as follows:

                                                                                    YEAR ENDED     YEAR ENDED
                                                                                   DECEMBER 31    DECEMBER 31
                                                                                   -----------    -----------
                                                                                       1999           2000
                                                                                   -----------    -----------
                                                                                     (AMOUNTS IN THOUSANDS,
                                                                                         EXCEPT SHARES)
Net income (loss)                                                                     ($60,877)    $    47,254
                                                                                   ============   ============
Weighted average shares outstanding - basic                                          37,921,623     45,209,036
Dilutive effect of options                                                                    -        404,793
                                                                                   ------------   ------------
Weighted average shares outstanding - diluted                                        37,921,623     45,613,829
                                                                                   ============   ============

         Options to purchase 1,404,519 shares of common stock were outstanding during 1999, but were excluded from the computation of diluted loss per share as their effect was anti-dilutive. Options to purchase 1,143,400 shares of common stock at a range of $42.44 to $59.35 were outstanding during 2000, but were excluded from the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common stock.

         The amounts used in calculating pro forma net income per share are as follows:

                                                                   THREE MONTHS
                                                    YEAR ENDED        ENDED         YEAR ENDED
                                                   SEPTEMBER 30    DECEMBER 31     DECEMBER 31
                                                   ------------    -----------     -----------
                                                       1998            1998            1999
                                                   ------------    -----------     -----------
                                                     (AMOUNTS IN THOUSANDS, EXCEPT SHARES)

Pro forma net income before extraordinary item     $     2,773     $    15,923     $    20,676
Extraordinary item, net of pro forma taxes               1,488            --               918
                                                   -----------     -----------     -----------
Pro forma net income                               $     1,285     $    15,923     $    19,758
                                                   ===========     ===========     ===========

Weighted average shares outstanding - basic
                                                    21,534,000      21,534,000      37,921,623
Shares adjusted under SAB 1.b.3
                                                       704,843       3,208,443            --
Dilutive effect of options                                --              --           316,100
                                                   -----------     -----------     -----------
Weighted average shares outstanding - diluted       22,238,843      24,742,443      38,237,723
                                                   ===========     ===========     ===========


         For the year ended September 30, 1998 and the three months ended December 31, 1998, the Company excluded from the computation of pro forma net income per share 4,323,169 shares issuable on the conversion of the Convertible Subordinated Note as their effect was anti-dilutive.

15.      RELATED PARTY TRANSACTIONS

         On January 22, 1999, a wholly owned subsidiary of the Company purchased a 1% limited partnership interest in Partnership from Investors for an amount of $3.4 million. At the time of the purchase, the shareholders of Investors held stock in the Company on a percentage basis equal to the percentage of shares held in Investors.

16.      QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                             QUARTERS ENDED
                                                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                        --------------------------------------------------------
                                                        MARCH 31         JUNE 30     SEPTEMBER 30    DECEMBER 31
                                                        --------------------------------------------------------
1999:
Net revenues                                            $ 39,599         $55,946        $59,204        $60,252
Operating income                                        $  3,376         $14,215        $15,753        $17,384
Net income (loss)                                       $(80,427)        $ 7,152        $ 8,053        $ 4,345

Basic earnings (loss) per share                         $  (2.48)        $  0.19        $  0.22        $  0.10
                                                        ========         =======        =======        =======

Weighted basic average common shares outstanding          32,478          37,168         37,172         44,742
                                                        ========         =======        =======        =======
Diluted earnings (loss) per share                       $  (2.48)        $  0.19        $  0.21        $  0.10
                                                        ========         =======        =======        =======

Weighted diluted average common and common
    equivalents shares outstanding                        32,803          37,583         37,506         45,143
                                                        ========         =======        =======        =======


2000:
Net revenues                                            $ 70,877         $96,941        $92,462        $91,745
Operating income                                        $ 11,029         $27,437        $66,697        $25,736
Net income (loss)                                       $    (86)        $ 9,463        $33,186        $ 4,691

Basic earnings (loss) per share                         $  (0.00)        $  0.21        $  0.73        $  0.10
                                                        ========         =======        =======        =======

Weighted basic average common shares outstanding          45,188          45,201         45,215         45,231
                                                        ========         =======        =======        =======
Diluted earnings (loss) per share                       $  (0.00)        $  0.21        $  0.71        $  0.10
                                                        ========         =======        =======        =======

Weighted diluted average common and common
      equivalents shares outstanding                      45,508          45,506         48,410         45,461
                                                        ========         =======        =======        =======


         BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE FOR THE YEAR ENDED DECEMBER 31, 1999, DIFFERS FROM THE SUM OF BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE FOR THE QUARTERS DURING THE RESPECTIVE YEAR DUE TO THE DIFFERENT PERIODS USED TO CALCULATE NET INCOME (LOSS) AND WEIGHTED AVERAGE SHARES OUTSTANDING. DILUTED NET INCOME PER COMMON SHARE FOR THE YEAR ENDED DECEMBER 31, 2000, DIFFERS FROM THE SUM OF DILUTED NET INCOME (LOSS) PER COMMON SHARE FOR THE QUARTERS DURING THE RESPECTIVE YEAR DUE TO THE DILUTIVE EFFECT OF THE ASSUMED CONVERSION OF THE TIDES DURING THE THIRD QUARTER OF THE YEAR (TIDES WERE ANTI-DILUTIVE FOR ALL OTHER QUARTERS OF THE YEAR).

Reclassifications - Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, in Bala Cynwyd, Pennsylvania, on March __, 2001.

                                          ENTERCOM COMMUNICATIONS CORP.

                                          By:        /s/ JOSEPH M. FIELD
                                                     -------------------
                                                        Joseph M. Field
                                          Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                     SIGNATURE                                  CAPACITY                           DATE
                     ---------                                  --------                           ----
         /s/ JOSEPH M. FIELD                         Chairman of the Board and Chief             March 21, 2001
---------------------------------------------          Executive Officer (Principal
                 Joseph M. Field                         Executive Officer)



         /s/ DAVID J. FIELD                          President, Chief Operating                  March 21, 2001
---------------------------------------------          Officer and a Director
                 David J. Field


         /s/JOHN C. DONLEVIE                         Executive Vice President,                   March 21, 2001
---------------------------------------------          Secretary, General Counsel and
              John C. Donlevie                         a Director



         /s/ STEPHEN F. FISHER                       Executive Vice President and Chief          March 21, 2001
---------------------------------------------          Financial Officer (Principal
                 Stephen F. Fisher                     Financial and Accounting Officer


         /s/ MARIE H. FIELD                            Director                                  March 21, 2001
---------------------------------------------
                 Marie H. Field


         /s/ HERBERT KEAN, M.D.                        Director                                  March 21, 2001
---------------------------------------------
                 Herbert Kean, M.D.


         /s/ LEE HAGUE                                 Director                                  March 21, 2001
---------------------------------------------
                 Lee Hague


         /s/ THOMAS H. GINLEY, JR., M.D.               Director                                  March 21, 2001
---------------------------------------------
                 Thomas H. Ginley, Jr. M.D.



                     SIGNATURE                                  CAPACITY                           DATE
                     ---------                                  --------                           ----
         /s/ S. GORDON ELKINS                            Director                               March 21, 2001
---------------------------------------------
                S. Gordon Elkins


         /s/ MICHAEL R. HANNON                           Director                               March 21, 2001
---------------------------------------------
                Michael R. Hannon


         /s/ DAVID J. BERKMAN                             Director                              March 21, 2001
---------------------------------------------
                David J. Berkman

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          ENTERCOM COMMUNICATIONS CORP.
                         YEAR ENDED SEPTEMBER 30, 1998,
                    THREE MONTHS ENDED DECEMBER 31, 1998 AND
                     YEARS ENDED DECEMBER 31, 1999 AND 2000


                                                                      ADDITIONS
                                                    BALANCE AT        CHARGED TO
                                                     BEGINNING          COSTS         DEDUCTIONS       BALANCE AT END
ALLOWANCE FOR DOUBTFUL ACCOUNTS                       PERIOD         AND EXPENSES    FROM RESERVES       OF PERIOD
-------------------------------                     ----------       ------------    -------------     --------------
Year Ended                 September 30, 1998       $  292,000        $  920,000        ($845,000)       $  367,000
Three-month period ended   December 31, 1998        $  367,000        $  327,000        ($101,000)       $  593,000
Year Ended                 December 31, 1999        $  593,000        $2,000,000      ($1,164,000)       $1,429,000
Year Ended                 December 31, 2000        $1,429,000        $3,670,000      ($2,893,000)       $2,206,000

                                INDEX TO EXHIBITS

EXHIBIT NUMBER      DESCRIPTION                                                                         PAGE
--------------      -----------                                                                         ----

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

10.08               Credit Agreement, dated as of December 16, 1999, by and among Entercom Radio,
                    LLC, as the Borrower, the Registrant, as a Guarantor, Banc of America Securities
                    LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital Inc., as
                    Administrative Agent and Co-Documentation Agent, Bank of America, N.A., as
                    Syndication Agent, and Co-Documentation Agent and the Financial Institutions
                    listed therein.(6)

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

11.01               Reconciliation of Net Income (Loss) and Pro Forma Net Income (Loss) Per Common
                    Share (1)                                                                             72

21.01               Information Regarding Subsidiaries of the Registrant (1)                              75

23.01               Consent of Deloitte & Touche LLP, Philadelphia, Pa. (1)                               77

(1)   Filed herewith.

(2) Incorporated by reference to our Registration Statement on Form S-1. (File No. 333-61381)

(3) Incorporated by reference to our Quarterly Report on Form 10-Q. (File No. 001-14461)

(4) Incorporated by reference to our Registration Statement on Form S-1. (File No. 333-86843)

(5) Incorporated by reference to our Registration Statement on Form S-1. (File No. 333-86397)

(6) Incorporated by reference to our Current Report on Form 8-K. (File No. 001-14461)

(b)   Reports on Form 8-K

      None  to report.