Form 10-Q
period 2001-03-31
ENTERCOM COMMUNICATIONS CORP
filed 2001-05-11
CIK 1067837

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2001


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

Class A Common Stock, $.01 par value - 34,537,941 Shares Outstanding as of
 May 7, 2001

Class B Common Stock, $.01 par value - 10,531,805 Shares Outstanding as of
 May 7, 2001

Class C Common Stock, $.01 par value - 195,669 Shares Outstanding as of
 May 7,  2001

                          ENTERCOM COMMUNICATIONS CORP.


                                      INDEX

PART I -     FINANCIAL INFORMATION

   ITEM 1.   Financial Statements................................................................................     3

   ITEM 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations........................................................................    11

   ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk..........................................    15

PART II -    OTHER INFORMATION

   ITEM 1.   Legal Proceedings...................................................................................    16

   ITEM 2.   Changes in Securities and Use of Proceeds...........................................................    16

   ITEM 3.   Defaults Upon Senior Securities.....................................................................    16

   ITEM 4.   Submission of Matters to a Vote of Security Holders.................................................    16

   ITEM 5.   Other Information...................................................................................    16

   ITEM 6.   Exhibits and Reports on Form 8-K....................................................................    16

SIGNATURES   ....................................................................................................    18

                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 2000 AND MARCH 31, 2001
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

                                                                                    DECEMBER 31,           MARCH 31,
                                                                                         2000               2001
                                                                                     -----------          -----------
CURRENT ASSETS
     Cash and cash equivalents                                                       $    13,257          $    13,087
     Accounts receivable, net of allowance for doubtful accounts                          70,937               53,592
     Prepaid expenses and deposits                                                         3,852                6,236
     Prepaid and refundable federal and state income taxes                                   705                5,370
     Deferred tax assets                                                                   1,499                4,089
     Station deposits and acquisition costs                                                  688                  762
                                                                                     -----------          -----------
Total current assets                                                                      90,938               83,136
                                                                                     -----------          -----------


INVESTMENTS                                                                               12,116               16,948
                                                                                     -----------          -----------


PROPERTY AND EQUIPMENT -  AT COST
     Land, land easements and land improvements                                           10,082               10,176
     Buildings                                                                            10,404               10,446
     Equipment                                                                            77,409               78,267
     Furniture and fixtures                                                               12,125               12,167
     Leasehold improvements                                                                8,967                8,986
                                                                                     -----------          -----------

                                                                                         118,987              120,042
    Accumulated depreciation and amortization                                            (26,532)             (29,204)
                                                                                     -----------          -----------

                                                                                          92,455               90,838
    Capital improvements in progress                                                       1,498                4,301
                                                                                     -----------          -----------
Net property and equipment                                                                93,953               95,139
                                                                                     -----------          -----------

RADIO BROADCASTING LICENSES AND OTHER INTANGIBLES -NET                                 1,265,816            1,257,512
                                                                                     -----------          -----------

DEFERRED CHARGES AND OTHER ASSETS -NET                                                    11,105               10,960
                                                                                     -----------          -----------

TOTAL                                                                                $ 1,473,928          $ 1,463,695
                                                                                     ===========          ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 2000 AND MARCH 31, 2001
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                   DECEMBER 31,          MARCH 31,
                                                                      2000                2001
                                                                 ------------        ------------
CURRENT LIABILITIES
     Accounts payable                                           $    18,967          $    15,754
     Accrued liabilities:
       Salaries                                                       6,042                4,373
       Interest                                                       1,744                3,735
       Other                                                          1,017                1,203
     Derivative instruments                                              --                5,318
     Long-term debt due within one year                                  11                   13
                                                                -----------          -----------
Total current liabilities                                            27,781               30,396
                                                                -----------          -----------

SENIOR DEBT                                                         461,249              445,322


DEFERRED TAX LIABILITIES                                            124,197              129,378
                                                                -----------          -----------
      Total liabilities                                             613,227              605,096
                                                                -----------          -----------


COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE
      PREFERRED SECURITIES OF SUBSIDIARY HOLDING SOLELY
      CONVERTIBLE DEBENTURES OF THE COMPANY                         125,000              125,000
                                                                -----------          -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
      Preferred stock                                                    --                   --
      Class A common stock                                              342                  345
      Class B common stock                                              105                  105
      Class C common stock                                                5                    2
      Additional paid-in capital                                    747,442              748,235
      Accumulated deficit                                           (11,850)             (14,165)
      Unearned compensation                                            (329)                (297)
      Accumulated other comprehensive loss                              (14)                (626)
                                                                -----------          -----------
Total shareholders' equity                                          735,701              733,599
                                                                -----------          -----------
TOTAL                                                           $ 1,473,928          $ 1,463,695
                                                                ===========          ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER
                                   SHARE DATA)
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                             ---------
                                                                                       2000                  2001
                                                                                       ----                  ----
NET REVENUES                                                                          $70,877               $69,455
                                                                                 ------------          ------------
OPERATING EXPENSES:
  Station operating expenses                                                           46,193                46,360
  Depreciation and amortization                                                        10,477                11,496
  Corporate general and administrative expenses                                         3,167                 3,330
  Net expense from time brokerage agreement fees                                            4                    --
  Net loss on sale of assets                                                                7                    23
                                                                                 ------------          ------------
     Total operating expenses                                                          59,848                61,209
                                                                                 ------------          ------------
OPERATING INCOME                                                                       11,029                 8,246
                                                                                 ------------          ------------

OTHER EXPENSE (INCOME):
  Interest expense                                                                      9,390                 7,911
  Financing cost of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding solely convertible
    debentures of the Company                                                           1,953                 1,953
  Interest income                                                                        (106)                  (95)
  Equity loss from unconsolidated affiliate                                                --                   850
  Net loss on derivative instruments                                                       --                   478
                                                                                 ------------          ------------
     Total other expense                                                               11,237                11,097
                                                                                 ------------          ------------
LOSS BEFORE INCOME TAX BENEFIT & ACCOUNTING CHANGE                                       (208)               (2,851)

INCOME TAX BENEFIT                                                                       (122)               (1,102)
                                                                                 ------------          ------------
LOSS BEFORE ACCOUNTING CHANGE                                                             (86)               (1,749)

  Cumulative effect of accounting change, net of taxes of $377                             --                  (566)
                                                                                 ------------          ------------

NET LOSS                                                                                 ($86)              ($2,315)
                                                                                 ============          ============

NET LOSS PER SHARE - BASIC AND DILUTED:
  Loss before accounting change                                                        ($0.00)               ($0.04)
  Cumulative effect of accounting change, net of taxes                                     --                ($0.01)
                                                                                 ------------          ------------
NET LOSS PER SHARE - BASIC AND DILUTED                                                 ($0.00)               ($0.05)
                                                                                 ============          ============
WEIGHTED AVERAGE SHARES:
  Basic and Diluted                                                                45,188,010            45,250,110

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                        THREE MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                                             ---------
                                                                                                        2000             2001
                                                                                                        ----             ----
NET LOSS                                                                                                ($86)         ($2,315)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX BENEFIT OR PROVISION
    Unrealized income (loss) on investments - net of tax benefit of $0.9 million in 2000 and
              tax provision of $1.2 million in 2001                                                   (1,386)           1,727
    Unrealized loss on hedged derivatives from cumulative effect of accounting
              change- net of tax benefit of $0.5 million in 2001                                          --             (685)
    Unrealized loss on hedged derivatives - net of tax benefit of $1.1 million in 2001                    --           (1,653)
                                                                                                     -------          -------
COMPREHENSIVE LOSS                                                                                   ($1,472)         ($2,926)
                                                                                                     =======          =======


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                                ------------------
                                                                                              2000            2001
                                                                                              ----            ----
OPERATING ACTIVITIES:
  Net loss                                                                                    ($86)          ($2,315)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                           10,477            11,496
    Deferred taxes                                                                           4,365             3,385
    Provision for bad debts                                                                    967             1,130
    Non-cash stock-based compensation expense                                                  204               164
    Loss on disposition of assets                                                                7                23
    Equity loss from unconsolidated affiliate                                                   --               850
    Net loss on derivative instruments                                                          --               478
    Cumulative effect of accounting change                                                      --               943
    Changes in assets and liabilities which provided (used) cash:
       Accounts receivable                                                                  (4,868)           16,215
       Prepaid expenses                                                                       (489)           (2,384)
       Prepaid and refundable income taxes                                                      --            (5,051)
       Accounts payable, accrued liabilities and income taxes payable                       (7,479)           (2,706)
                                                                                          --------          --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                         3,098            22,228
                                                                                          --------          --------

INVESTING ACTIVITIES:
    Additions to property and equipment                                                     (2,596)           (4,028)
    Proceeds from sale of property, equipment and other assets                                  21               106
    Purchases of radio station assets                                                       (8,000)               --
    Deferred charges and other assets                                                         (220)             (333)
    Purchase of investments                                                                   (157)           (2,804)
    Station acquisition costs                                                                 (324)              (74)
                                                                                          --------          --------
           NET CASH USED IN INVESTING ACTIVITIES                                           (11,276)           (7,133)
                                                                                          --------          --------

FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                                                12,000             3,078
    Payments of long-term debt                                                              (5,002)          (19,004)
    Proceeds from issuance of common stock related to incentive plans                          364               145
    Proceeds from exercise of stock options                                                     --               516
                                                                                          --------          --------
           NET CASH PROVIDED BY (USED IN)  FINANCING ACTIVITIES                              7,362           (15,265)
                                                                                          --------          --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (816)             (170)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                11,262            13,257
                                                                                          --------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $10,446           $13,087
                                                                                          --------          --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION --
   Cash paid during the period for:
      Interest                                                                              $9,030            $7,826
                                                                                          ========          ========
      Interest on TIDES                                                                     $1,953            $1,953
                                                                                          ========          ========
      Income taxes                                                                            $400               $25
                                                                                          ========          ========

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES -

In connection with the issuance of Restricted Stock during the three months ended March 31, 2000, the Company issued 5,000 shares of Class A Common Stock and increased its additional paid-in-capital by $266.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 2001

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

            This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements as of December 31, 2000, and filed with the Securities and Exchange Commission (the "SEC") on March 21, 2001, as part of the Company's Form 10-K.

           Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. Certain prior year amounts have been reclassified to conform to the current year's presentation, which had no effect on net loss or shareholders' equity.

           Effective January 1, 2001, Entercom adopted the Financial Accounting Standards Board's Statement of Accounting Standards ("SFAS") No. 133 entitled "Accounting for Derivative and Hedging Activities," that was amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 established accounting and reporting standards for (1) derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives and (2) hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income
(loss) and are recognized in the statement of operations when the hedged item affects net income (loss). SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as on going effectiveness assessments in order to use hedge accounting under this standard. A derivative that does not qualify as a hedge is marked to fair value through the statement of operations. For those derivatives with a notional amount of $30.0 million that did not qualify for hedge accounting treatment, for the three months ended March 31, 2001, the Company recorded to the statement of operations a $0.4 million loss under the cumulative effect of accounting change as an accumulated transition adjustment and a $0.8 million loss under loss on derivative instruments as the adjustment for this period. For those derivatives designated as cash flow hedges with a notional amount of $233.0 million, the Company recorded: (1) the ineffective amount of the hedges to the statement of operations as a $0.6 million loss under the cumulative effect of accounting change as an accumulated transition adjustment and as a $0.3 million gain under loss on derivative instruments as the adjustment for this period and (2) the effective amount of the hedges to other comprehensive loss, as a $1.1 million loss as an accumulated transition adjustment and as a $2.8 million loss as the adjustment for this period. The Company has calculated the transition and current period adjustments in accordance with tentative accounting guidance issued by the Derivatives Implementation Group, and therefore, the guidance could be subject to change.

           The net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which requires presentation of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed in the same manner as basic net income
(loss) after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method) and (2) the Term Income Deferrable Equity Securities ("TIDES") after eliminating from net income the interest expense, net of taxes, on the TIDES. Anti-dilutive instruments are not considered in this calculation. For the three-month periods ended March 31, 2001 and 2000, the effect of the TIDES and stock options in the calculation of net loss per share was anti-dilutive.

2.       UNAUDITED PRO FORMA INFORMATION FOR ACQUISITIONS AND DISPOSITIONS

           The following unaudited pro forma summary presents the consolidated results of operations as if the transactions which occurred during the period of January 1, 2000 through March 31, 2001, had all occurred as of January 1, 2000, after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund acquisitions, net of dispositions, which would have been incurred had such acquisitions, divestitures and other events occurred as of January 1, 2000. For a discussion of these acquisitions, dispositions and other events, please refer to the Company's Form 10-K filed with the Securities and Exchange Commission on March 21, 2001. The effect of the accounting change was not included as an adjustment for purposes of this presentation. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of (1) what would have occurred had the acquisitions and other transactions been made as of that date or (2) results which may occur in the future.

                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                        ------------------
                                                                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)

                                                                                      2000             2001
                                                                                      ----             ----
                                                                                    PRO FORMA           ACTUAL
                                                                                    ---------           ------
Net Revenues                                                                         $72,362           $69,455
                                                                                     =======           =======
Income before net loss on sale of assets and accounting change                       ($1,084)          ($1,735)
Cumulative effect of accounting change, net of taxes                                      --              (566)
                                                                                     -------           -------
Net loss                                                                             ($1,088)          ($2,315)
                                                                                     =======           =======
Net loss per share - basic and diluted                                               ($0.02)           ($0.05)
                                                                                     =======           =======


3.         DEBT

           The Company has a bank credit agreement (the "Bank Facility") with a syndicate of banks which provides for senior secured credit of $650.0 million consisting of: (1) a $325.0 million reducing revolving credit facility ("Revolver") and (2) a $325.0 million multi-draw term loan ("Term Loan"). The Revolver and Term Loan, which mature on September 30, 2007, each reduce on a quarterly basis beginning September 30, 2002, in quarterly amounts that vary from $12.2 million to $16.3 million for each loan. As of March 31, 2001, the Company had $445.0 million of borrowings outstanding under the Bank Facility ($120.0 million under the Revolver and $325.0 million under the Term Loan), in addition to an outstanding Letter of Credit in the amount of $5.8 million.

           The Company enters into interest rate transactions with different banks to diversify its risk associated with interest rate fluctuations against the variable rate debt under the Bank Facility and to comply with certain covenants under the Bank Facility. Under these transactions, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt. The total notional amount of these transactions was $263.0 million as of March 31, 2001. These agreements, with initial terms that vary from 2 years to 7 years, effectively fix the interest at rates that vary from 5.8% to 8.5% on current borrowings equal to the total notional amount.

4.         COMMITMENTS AND CONTINGENCIES

Pending Acquisition

           The Company entered into a preliminary agreement on February 6, 1996, to acquire the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation ("Royce"), subject to approval by the FCC, for a purchase price of $25.0 million. Notwithstanding efforts by the Company to pursue this transaction, Royce has been non-responsive. On July 28, 1999, the Company commenced a legal action seeking to enforce this agreement, and subsequently Royce filed a cross-complaint against the Company asking for treble damages, an injunction, attorney's fees and costs and filed a separate action against the Company's President. This separate action against the Company's President was dismissed without leave to amend in February 2000. The Company is pursuing legal action against Royce and seeking dismissal of the cross-complaint. The Company estimates that the impact of an unfavorable outcome will not materially impact the financial position, results of operations or cash flows of the Company. However, the Company cannot determine if and when the transaction might occur.

Contingencies

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

5.       CONVERTIBLE  PREFERRED SECURITIES

           On October 6, 1999, the Company sold 2,500,000 Convertible
Preferred Securities, Term Income Deferrable Equity Securities ("TIDES"), including underwriters' over-allotments at an offering price of $50.00 per security. The net proceeds to the Company after deducting underwriting discounts and other offering expenses, was $120.5 million. Subject to certain deferral provisions, the trust pays quarterly calendar distributions. The first distribution was paid on December 31, 1999. The TIDES represent undivided preferred beneficial ownership interest in the assets of the trust. The trust used the proceeds to purchase from the Company an equal amount of 6.25% Convertible Subordinated Debentures due 2014. The Company owns all of the common securities issued by the trust. The trust exists for the sole purpose of issuing the common securities and the TIDES. The trust is a wholly-owned subsidiary of the Company, with the sole assets of the trust consisting of the $125.0 million aggregate principal amount of the Company's 6.25% Convertible Subordinated Debentures due September 30, 2014. The Company has entered into several contractual arrangements for the purpose of fully, irrevocably and unconditionally guaranteeing the trust's obligations under the TIDES. The holders of the TIDES have a preference with respect to each distribution and amount payable upon liquidation, redemption or otherwise over the holders of the common securities of the trust. Each TIDES is convertible into shares of the Company's Class A Common Stock at the rate of 1.1364 shares of Class A Common Stock for each TIDES.

6.               SHAREHOLDERS' EQUITY

           During the three months ended March 31, 2000 and 2001, the Company issued non-qualified options to purchase 467,750 shares and 788,500 shares, respectively, of its Class A Common Stock at prices ranging from $31.88 to $59.44 and $40.00 to $43.53, respectively, per share. All of the options become exercisable over a four-year period. In connection with the grant of options with exercise prices below fair market value at the time of grant, the grant of options issued to non-employees and the grant of performance-based options, the Company recognized non-cash stock-based compensation expense in the amount of $173,000 and $132,000 for the three months ended March 31, 2000 and 2001, respectively.

           During the three months ended March 31, 2000, the Company issued Restricted Stock awards, consisting of rights to 5,000 shares of Class A Common Stock. Such shares vest ratably on each of the next four anniversary dates of the grant. In connection with awards in 1999 and with this award, the Company recognized non-cash stock-based compensation expense in the amounts of $31,000 and $32,000 for the three months ended March 31, 2000 and 2001, respectively.

           On February 5, 2001, J.P. Morgan Partners, formerly known as Chase Capital, converted 300,000 shares of Class C Common Stock to 300,000 shares of Class A Common Stock.


7.               SUBSEQUENT EVENTS

           On May 4, 2001, the shareholders of the Company approved an amendment to the Company's 1998 Equity Compensation Plan to increase the number of shares issuable under such plan by 2.5 million shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains, in addition to historical information, statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements reflect our current views and are based on certain assumptions. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, but not limited to, the following: (1) the highly competitive nature of, and new technologies in, the radio broadcasting industry;
(2) our dependence upon our Seattle radio stations; (3) the risks associated with our acquisition strategy generally; (4) the control of us by Joseph M. Field and members of his immediate family; (5) our vulnerability to changes in federal legislation or regulatory policies; and (6) those matters discussed below.

GENERAL

         Founded in 1968, we are the fifth largest radio broadcasting company in the United States based upon revenues derived from the latest edition of BIA Consulting, Inc. We have assembled a nationwide portfolio of 95 stations in 18 markets, including 11 of the country's top 50 markets. Our station groups rank among the top three in revenue market share in 15 of the 16 measured markets in which we operate, based on Duncan's Radio Market Guide (2000 ed.)

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

         In the following analysis, we discuss broadcast cash flow, broadcast cash flow margin and after tax cash flow. Broadcast cash flow consists of operating income before depreciation and amortization, net expense (income) from time brokerage agreement fees, corporate general and administrative expenses and gain or loss on sale of assets. Broadcast cash flow margin represents broadcast cash flow as a percentage of net revenues. After tax cash flow consists of loss before accounting change, plus the following: depreciation and amortization, non-cash compensation expense (which is otherwise included in corporate general and administrative expenses), deferred tax provision and the elimination of any gain or loss, net of current tax, on sale of assets, investments and derivative instruments. Although broadcast cash flow, broadcast cash flow margin and after tax cash flow are not measures of performance or liquidity calculated in accordance with generally accepted accounting principles, we believe that these measures are useful to an investor in evaluating our performance because they are widely used in the broadcast industry to measure a radio company's operating performance. However, you should not consider broadcast cash flow, broadcast cash flow margin and after tax cash flow in isolation or as substitutes for net income, operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. In addition, because broadcast cash flow, broadcast cash flow margin and after tax cash flow are not calculated in accordance with generally accepted accounting principles, they are not necessarily comparable to similarly titled measures employed by other companies.

         We calculate "same station" growth by comparing the performance of stations operated by us throughout a relevant period to the comparable performance in the prior year's corresponding period, adjusted for significant changes to sports contracts and excluding the effect of barter revenues and expenses. "Same station broadcast cash flow margin" is the broadcast cash flow margin of the stations included in our same station calculations.



RESULTS OF OPERATIONS

         The following presents the results of our operations for the three months ended March 31, 2001 and March 31, 2000, and should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Our results of operations represent the operations of the radio stations owned or operated pursuant to time brokerage agreements or joint sales agreements during the relevant periods.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

                                                                  THREE MONTHS ENDED
                                                                  ------------------
                                                   MARCH 31, 2000                      MARCH 31, 2001
                                                                 (AMOUNTS IN THOUSANDS)
NET REVENUES                                                    $70,877                           $69,455
                                  Decrease of                    $1,422 or             2.0%
                                  ------------------------------------------------------------------------

         Net revenues decreased 2.0% to $69.5 million for the three months ended March 31, 2001 from $70.9 million for the three months ended March 31, 2000. On a same station basis, net revenues decreased 4.0% to $68.7 million from $71.5 million. Same station net revenues declined due to a general weakness in the advertising sector coupled with comparisons to the prior year's period in which we experienced an exceptionally strong growth rate of approximately 19%. The overall decline in net revenues was affected by acquisitions and divestitures. Since January 1, 2000, we acquired stations with net revenues of $4.2 million for the three months ended March 31, 2001 as compared to $0.4 million for the three months ended March 31, 2000 and we divested stations that had net revenues of $1.5 million for the three months ended March 31, 2000, (including $0.2 million in revenues from a sports contract for which we discontinued selling advertising).

                                                                  THREE MONTHS ENDED
                                                                  ------------------
                                                   MARCH 31, 2000                      MARCH 31, 2001
                                                                 (AMOUNTS IN THOUSANDS)

STATION OPERATING EXPENSES                                        $46,193                      $46,360
                              Increase of                            $167 or        0.4%
Percentage of Net Revenues    -------------------------------------------------------------------------
                                                                     65.2%                        66.7%


              Station operating expenses increased 0.4% to $46.4 million for the three months ended March 31, 2001 from $46.2 million for the three months ended March 31, 2000. On a same station basis, station operating expenses decreased 3.2% to $45.6 million from $47.1 million. Same station operating expenses declined due to: (1) a decrease in sales expense as a result of a decrease in same station net revenues for the reasons described above and (2) cost reduction efforts. The overall increase in station operating expenses was affected by acquisitions and divestitures. Since January 1, 2000, we acquired stations with operating expenses of $3.7 million for the three months ended March 31, 2001 as compared to $0.4 million for the three months ended March 31, 2000 and divested stations that had operating expenses of $0.5 million for the three months ended March 31, 2000 (net of $0.5 million in expense reductions from a sports contract for which we discontinued selling advertising).

                                                                  THREE MONTHS ENDED
                                                                  ------------------
                                                   MARCH 31, 2000                      MARCH 31, 2001
                                                                 (AMOUNTS IN THOUSANDS)

DEPRECIATION AND AMORTIZATION                                              $10,477                      $11,496
                                            Increase of                     $1,019 or      9.7%
                                            -------------------------------------------------------------------
Percentage of Net Revenues                                                   14.8%                        16.6%

                  Depreciation and amortization increased 9.7% to $11.5 million for the three months ended March 31, 2001 from $10.5 million for the three months ended March 31, 2000. The increase was mainly attributable to our acquisitions, net of divestitures, since January 1, 2000.

                                                                       THREE MONTHS ENDED
                                                                        ------------------
                                                         MARCH 31, 2000                      MARCH 31, 2001
                                                                       (AMOUNTS IN THOUSANDS)

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES                                       $3,167                       $3,330
                                                    Increase of                     $  163 or      5.1%
                                                    --------------------------------------------------------------------
Percentage of Net Revenues                                                             4.5%                         4.8%

         Corporate general and administrative expenses increased 5.1% to $3.3 million for the three months ended March 31, 2001 from $3.2 million for the three months ended March 31, 2000. The increase was mainly attributable to increased costs related to the growth in the number of stations. Also included is non-cash stock-based compensation expense of $0.2 million for each of the three months ended March 31, 2001 and 2000.

                                                                       THREE MONTHS ENDED
                                                                        ------------------
                                                         MARCH 31, 2000                      MARCH 31, 2001

                                                                       (AMOUNTS IN THOUSANDS)

INTEREST EXPENSE (INCLUDING FINANCING
 COST OF TIDES)                                                            $11,343                       $9,864
                                              Decrease of                  $1,479 or       13.0%
                                              ------------------------------------------------------------------
Percentage of Net Revenues                                                   16.0%                         14.2%

         Interest expense, including the financing cost of our 6.25% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES), decreased 13.0% to $9.9 million for the three months ended March 31, 2001 from $11.3 million for the three months ended March 31, 2000. The decrease in interest expense was mainly attributable to an overall decrease in outstanding indebtedness coupled with a decline in interest rates.

                                                                       THREE MONTHS ENDED
                                                                        ------------------
                                                         MARCH 31, 2000                      MARCH 31, 2001
                                                                       (AMOUNTS IN THOUSANDS)

LOSS BEFORE INCOME TAX BENEFIT AND                                          ($208)                     ($2,851)
ACCOUNTING CHANGE
                                            Increase of                    $2,643
                                            -------------------------------------------------------------------
Percentage of Net Revenues                                                   (0.3%)                       (4.1%)

         Loss before income tax benefit and accounting change increased to $2.9 million for the three months ended March 31, 2001 from $0.2 million for the three months ended March 31, 2000. The increase in the loss before income tax benefit and accounting change is mainly attributable to: (1) the decrease in net revenues of $1.4 million; (2) the increase in depreciation and amortization of $1.0 million; (3) the implementation this period of a new accounting standard for derivative instruments, resulting in a loss of $0.5 million; and (4) the equity loss from unconsolidated affiliate of $0.9 million, offset by a reduction in interest expense of $1.5 million.

                                                                       THREE MONTHS ENDED
                                                                        ------------------
                                                         MARCH 31, 2000                      MARCH 31, 2001
                                                                       (AMOUNTS IN THOUSANDS)
NET LOSS                                                                     ($86)                     ($2,315)
                                            Increase of                    $2,229
                                            -------------------------------------------------------------------
Percentage of Net Revenues                                                  (0.1%)                       (3.3%)

         Net loss increased to $2.3 million for the three months ended March
31, 2001 from $0.1 million for the three months ended March 31, 2000. The increase in net loss is mainly attributable to: (1) all of the factors described above and (2) the cumulative effect of the accounting change, net of taxes, of $0.6 million, offset by the increase in the income tax benefit of $1.0 million.

OTHER DATA

                                                                       THREE MONTHS ENDED
                                                                        ------------------
                                                         MARCH 31, 2000                      MARCH 31, 2001
                                                                       (AMOUNTS IN THOUSANDS)

BROADCAST CASH FLOW                                                        $24,684                     $23,095
                                           Decrease of                     $ 1,589 or     6.4%
                                           -------------------------------------------------------------------

         Broadcast cash flow decreased 6.4% to $23.1 million for the three months ended March 31, 2001 from $24.7 million for the three months ended
March 31, 2000. On a same station basis, broadcast cash flow decreased 5.7% to $23.1 million from $24.5 million for the same reasons that same station net revenues declined, which are described above. The overall decline in broadcast cash flow was affected by acquisitions and divestitures. Since January 1, 2000, we acquired stations with broadcast cash flow of $0.5 million for the three months ended March 31, 2001 and we divested stations that had broadcast cash flow of $0.9 million for the three months ended March 31, 2000 (including $0.7 million in broadcast cash flow from a sports contract for which we discontinued selling advertising).



                                                                       THREE MONTHS ENDED
                                                                        ------------------
                                                         MARCH 31, 2000                      MARCH 31, 2001
                                                                       (AMOUNTS IN THOUSANDS)
BROADCAST CASH FLOW MARGIN                  Decrease of                      34.8%                        33.3%
                                            -------------------------------------------------------------------



         The broadcast cash flow margin decreased to 33.3% for the three months ended March 31, 2001 from 34.8% for the three months ended March 31, 2000. On a same station basis, our broadcast cash flow margin decreased to 33.6% from

34.2%. The decrease is primarily attributable to the same reasons that same station net revenues and same station broadcast cash flow declined, which are described above.

                                                                       THREE MONTHS ENDED
                                                                        ------------------
                                                         MARCH 31, 2000                      MARCH 31, 2001
                                                                       (AMOUNTS IN THOUSANDS)

AFTER TAX CASH FLOW                                                        $14,968                      $15,082
                                            Increase of                       $114 or      0.8%
                                            --------------------------------------------------------------------------------

          After tax cash flow increased 0.8% to $15.1 million for the three months ended March 31, 2001 from $15.0 million for the three months ended March 31, 2000. Despite the decrease in broadcast cash flow for the reasons described above, after tax cash flow was positively affected by: (1) the decrease in interest expense, net of tax, due to the overall decrease in outstanding indebtedness and the decline in interest rates and (2) the tax benefits from the purchase of radio station assets since January 1, 2000. The amount of the deferred income tax expense was $3.8 million for the three months ended March 31, 2001 and $4.4 million for the three months ended March 31, 2000.


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

          Net cash flows provided by operating activities were $22.2 million and $3.1 million for the three months ended March 31, 2001 and 2000, respectively. Changes in our net cash flows provided by operating activities are primarily a result of changes in advertising revenues and station operating expenses, which are affected by the acquisition and disposition of radio stations during those periods. For the three months ended March 31, 2001, cash flows provided by operating activities were positively affected primarily by a decrease of $16.2 million in outstanding accounts receivable due to the seasonality of the business as first quarter net revenues are typically lower than the prior year's fourth quarter net revenues and to improved collection efforts. For the three months ended March 31, 2000, cash flows were negatively impacted by an increase of $4.9 million in accounts receivable and by a decrease of $7.5 million in accounts payable, accrued liabilities and income taxes payable as a result of the increase in cash requirements necessary to operate the 41 radio stations purchased from Sinclair Broadcast Group, Inc. on December 16, 1999.

          Net cash flows used in investing activities were $7.1 million and $11.3 million for the three months ended March 31, 2001 and 2000, respectively. Net cash flows used in financing activities were $15.3 million for the three months ended March 31, 2001 and net cash flows provided by financing activities were $7.4 million for the three months ended March 31, 2000. The cash flows for the three months ended March 31, 2001 reflect additions to property and equipment, investments consummated and the net decrease in borrowings. The cash flows for the three months ended March 31, 2000 reflect acquisitions consummated and the related borrowings.

          During the three months ended March 31, 2001, we reduced our outstanding debt by $16.0 million. We also increased the amount of investments by $2.8 million. As of March 31, 2001, we had $445.0 million of borrowings outstanding under our bank facility in addition to an outstanding letter of credit in the amount of $5.8 million. We expect to use the credit available under the revolving credit facility to fund future acquisitions.

          In addition to debt service and quarterly distributions under the TIDES, our principal liquidity requirements are for working capital and general corporate purposes, including capital expenditures, and, if appropriate opportunities arise, acquisitions of additional radio stations. Capital expenditures for the three months ended March 31, 2001, were $4.0 million, which included the balance of a $2.0 million commitment as of December 31, 2000, to fund construction of a studio relocation project. We estimate that an additional amount of capital expenditures for the balance of the fiscal year 2001 will be between $5.0 and $7.0 million. We believe that cash from operating activities, together with available revolving borrowings under our bank facility, should be sufficient to permit us to meet our financial obligations and fund our operations. However, we may require additional financing for future acquisitions, if any, and we cannot assure you that we will be able to obtain such financing on terms considered favorable by us.

          We entered into our bank facility as of December 16, 1999, with a syndicate of banks for $650.0 million in senior credit consisting of: (1) $325.0 million in a reducing revolving credit facility and (2) $325.0 million in a multi-draw term loan that was fully drawn as of March 31, 2001. Our bank facility was established to: (1) refinance existing indebtedness; (2) provide working capital; and (3) fund corporate acquisitions. At our election, interest on any outstanding principal accrues at a rate based on either LIBOR plus a spread which ranges from 0.75% to 2.375% or on the prime rate plus a spread of up to 1.125%, depending on our leverage ratio. Under the bank facility, the reducing revolving credit facility and the multi-draw term loan mature on September 30, 2007 and reduce on a quarterly basis beginning September 30, 2002 in quarterly amounts that vary from $12.2 million to $16.3 million for each loan. Our bank facility requires us to comply with certain financial covenants and leverage ratios that are defined terms within the agreement. We believe we are in compliance with the covenants and leverage ratios. Our bank facility also provides that at any time prior to December 31, 2001, we may solicit additional incremental loans of up to $350.0 million, and we will be governed under the same terms as the term loan.

RECENT PRONOUNCEMENTS

          Effective January 1, 2001, we adopted the Financial Accounting Standards Board's Statement of Accounting Standards ("SFAS") No. 133 entitled "Accounting for Derivative and Hedging Activities" and amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives, and for hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects net income (loss). SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as on going effectiveness assessments in order to use hedge accounting under this standard. A derivative that does not qualify as a hedge is marked to fair value through the statement of operations. For those derivatives with a notional amount of $30.0 million that did not qualify for hedge accounting treatment, for the three months ended March 31, 2001, we recorded to the statement of operations a $0.4 million loss under the cumulative effect of accounting change as an accumulated transition adjustment and a $0.8 million loss under loss on derivative instruments as the adjustment for this period. For those derivatives designated as cash flow hedges with a notional amount of $233.0 million, we recorded: (1) the ineffective amount of the hedges to the statement of operations as a $0.6 million loss under the cumulative effect of accounting change as an accumulated transition adjustment and as a $0.3 million gain under loss on derivative instruments as the adjustment for this period and (2) the effective amount of the hedges to other comprehensive loss, as a $1.1 million loss as an accumulated transition adjustment and as a $2.8 million loss as the adjustment for this period. We calculated the transition and current period adjustments in accordance with tentative accounting guidance issued by the Derivatives Implementation Group, and therefore, the guidance could be subject to change.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our bank facility requires us to protect ourselves from interest rate fluctuations through the use of derivative rate hedging instruments. As a result, we have entered into various interest rate transactions with various banks, which we define as "Rate Hedging Transactions", designed to mitigate our exposure to significantly higher floating interest rates. A rate cap agreement establishes an upper limit or "cap" for the base LIBOR rate and a rate floor agreement establishes a lower limit or "floor" for the base LIBOR rate. Several of the agreements cover a rate cap and a rate floor and have been entered into simultaneously with the same bank. Swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and the bank pay to us a variable rate equal to three-month LIBOR. As of March 31, 2001, we have Rate Hedging Transactions in place for a total notional amount of $263.0 million.

          All of the Rate Hedging Transactions are tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The valuation of each of the Rate Hedging Transactions is affected by the change in the three-month LIBOR rate and the remaining term of the agreement. Any increase in the three-month LIBOR rate results in a more favorable valuation, while any decrease in the three-month LIBOR rate results in a less favorable valuation for each of the Rate Hedging Transactions. As of March 31, 2001, we recognized losses in the statement of operations and the statement of other comprehensive loss as these losses were negatively affected by a decrease in the three-month LIBOR rate at March 31, 2001, as compared to December 31, 2000, offset by a reduction in the average remaining period under each of the outstanding Rate Hedging Transactions.

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

          We entered into a preliminary agreement on February 6, 1996, to acquire the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation ("Royce"), subject to approval by the FCC, for a purchase price of $25.0 million. Notwithstanding efforts by us to pursue this transaction, Royce has been non-responsive. On July 28, 1999, we commenced a legal action seeking to enforce this agreement, and subsequently Royce filed a cross-complaint against us asking for treble damages, an injunction, attorney's fees and costs and filed a separate action against our President. This separate action against our President was dismissed without leave to amend in February 2000. We are pursuing legal action against Royce and seeking dismissal of the cross-complaint. We estimate that the impact of an unfavorable outcome will not materially impact our financial position, results of operations or cash flows. However, we cannot determine if and when the transaction might occur.

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

          In December 2000, the U.S. Copyright Office, under the Digital Millennium Copyright Act, issued a final rule that AM and FM radio broadcast signals transmitted simultaneously over a digital communications network, are subject to the sound recording copyright owner's exclusive right of performance. This would result in the imposition of license fees for Internet streaming and other digital media. As a result of this decision, we must now participate in an arbitration proceeding at the U.S. Copyright Office to determine the amount of the fees that are due from the use of sound recordings in Internet streaming. We, along with other broadcasters and the National Association of Broadcasters, previously commenced a legal action in New York challenging the imposition of these license fees. In addition, we have commenced a legal action, together with other radio broadcasters, seeking declaratory relief as to the impact of the final rule of the Copyright Office. We intend to pursue this action. However, we cannot determine the likelihood of success. We estimate that the impact of an unfavorable determination will not materially impact our financial position, results of operations or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None to report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None to report.

ITEM 5.  OTHER INFORMATION

None to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

Exhibit
Number                                              Description
------                                              -----------
  3.01                    Amended and Restated Articles of Incorporation of the
                          Registrant (1)

  3.02                    Form of Amended and Restated Bylaws of the Registrant (1)

 10.01                    Employment Agreement, dated June 25, 1993, between the
                          Registrant and Joseph M. Field, as amended (1)

10.02 Employment Agreement, dated December 17, 1998, between the Registrant and David J. Field, as amended (1)

10.03 Employment Agreement, dated December 17, 1998, between the Registrant and John C. Donlevie, as amended (1)

10.04 Employment Agreement, dated November 13, 1998, between the Registrant and Stephen F. Fisher (1)

10.05 Asset Purchase Agreement, dated as of May 11, 2000, among the Registrant, Entercom Kansas City, LLC,
                          Entercom Kansas City License, LLC, and Susquehanna
                          Radio Corp. (See table of contents for list of omitted schedules and exhibits, which the Registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request) (2)

10.06                     Credit Agreement, dated as of December 16, 1999, among
                          Entercom Radio, LLC, as the Borrower, the Registrant, as a Guarantor, Banc of America Securities LLC, as
                          Sole Lead Arranger and Book Manager, Key Corporate
                          Capital, Inc., as Administrative Agent, and
                          Co-Documentation Agent, Bank of America, N.A., as
                          Syndication Agent, and Co-Documentation Agent and the
                          Financial Institutions listed therein (4)

10.07 Amended and Restated Asset Purchase Agreement, dated as of August 20, 1999, among the Registrant, Sinclair
                          Communications, Inc., WCGV, Inc., Sinclair Radio of
                          Milwaukee Licensee, LLC, Sinclair Radio of New Orleans
                          Licensee, LLC, Sinclair Radio of Memphis, Inc.,
                          Sinclair Radio of Memphis Licensee, Inc., Sinclair
                          Properties, LLC, Sinclair Radio of Norfolk/Greensboro
                          Licensee, L.P., Sinclair Radio of Buffalo, Inc.,
                          Sinclair Radio of Buffalo Licensee, LLC, WLFL, Inc.,
                          Sinclair Radio of Greenville Licensee, Inc., Sinclair
                          Radio of Wilkes-Barre, Inc. and Sinclair Radio of
                          Wilkes-Barre Licensee, LLC. (See table of contents for list of omitted schedules and exhibits, which the Registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request (3)

10.08 Asset Purchase Agreement, dated as of August 20, 1999, among the Registrant, Sinclair Communications, Inc.,
                          Sinclair Media III, Inc. and Sinclair Radio of Kansas
                          City Licensee, LLC. (See table of contents for list of omitted schedules and exhibits, which the Registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request (3)


(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-61381)
(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10Q. (File No. 001-14461)
(3) Incorporated by reference to the Registrant's Registration Statement on Form S-1. (File No. 333-86397)
(4) Incorporated by reference to the Registrant's Current Report on Form 8-K. (File No. 001-14461).


(b)        Reports filed on Form 8-K

           On January 17, 2001, we filed a report on Form 8-K to disclose unaudited financial information for the year ended December 31, 1999 and for the nine-months ended September 30, 2000.

           On March 28, 2001, we filed a report on Form 8-K to report the dismissal of Deloitte & Touche LLP as our independent accountant and the engagement of Arthur Andersen LLP as our new independent accountant as of March 23, 2001. The decision to change accountants was recommended by the audit committee to the board of directors and was approved by the board of directors. Deloitte & Touche LLP's opinions on our financial statements for the fiscal years ended December 31, 2000 and 1999 did not contain an adverse opinion or a disclaimer of opinion, nor were such opinions qualified or modified as to uncertainty, audit scope or accounting principles.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ENTERCOM COMMUNICATIONS CORP.
                                  (Registrant)



Date:   May 11, 2001               /s/ Joseph M. Field
                                  --------------------
                                  Name: Joseph M. Field
                                  Title: Chief Executive Officer



Date:   May 11, 2001               /s/ David J. Field
                                  -------------------
                                  Name: David J. Field
                                  Title: President and Chief Operating Officer



Date:   May 11, 2001               /s/ Stephen F. Fisher
                                   ---------------------
                                  Name: Stephen F. Fisher
                                  Title: Executive Vice President and Chief
                                         Financial  Officer