Form 10-Q
period 2001-06-30
ENTERCOM COMMUNICATIONS CORP
filed 2001-08-13
CIK 1067837

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                        COMMISSION FILE NUMBER: 001-14461

                          Entercom Communications Corp.
                    ----------------------------------------
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

           Class A Common Stock, $.01 par value - 34,781,574 Shares Outstanding as of August 7, 2001

           Class B Common Stock, $.01 par value - 10,531,805 Shares Outstanding as of August 7, 2001

                          ENTERCOM COMMUNICATIONS CORP.

                                      INDEX

                                                                                                                  PAGE

PART I -     FINANCIAL INFORMATION

   ITEM 1.   Financial Statements................................................................................   3

   ITEM 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations........................................................................  13

   ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk..........................................  19

PART II -    OTHER INFORMATION

   ITEM 1.   Legal Proceedings...................................................................................  20

   ITEM 2.   Changes in Securities and Use of Proceeds...........................................................  20

   ITEM 3.   Defaults Upon Senior Securities.....................................................................  20

   ITEM 4.   Submission of Matters to a Vote of Security Holders.................................................  20

   ITEM 5.   Other Information...................................................................................  21

   ITEM 6.   Exhibits and Reports on Form 8-K....................................................................  21

SIGNATURES   ....................................................................................................  23

                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2000 AND JUNE 30, 2001
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

                                                                     DECEMBER 31,      JUNE 30,
                                                                     ------------      --------
                                                                         2000            2001
                                                                     -----------      -----------
CURRENT ASSETS

     Cash and cash equivalents                                       $    13,257      $    13,012
     Accounts receivable, net of allowance for doubtful accounts          70,937           74,357
     Prepaid expenses and deposits                                         3,852            4,615
     Prepaid and refundable federal and state income taxes                   705            3,945
     Deferred tax assets                                                   1,499            4,030
     Station deposits and acquisition costs                                  688              819
                                                                     -----------      -----------
Total current assets                                                      90,938          100,778
                                                                     -----------      -----------

INVESTMENTS                                                               12,116           17,205
                                                                     -----------      -----------


PROPERTY AND EQUIPMENT -  AT COST
     Land, land easements and land improvements                           10,082           10,180
     Buildings                                                            10,404           10,509
     Equipment                                                            77,409           80,422
     Furniture and fixtures                                               12,125           12,486
     Leasehold improvements                                                8,967           11,366
                                                                     -----------      -----------
                                                                         118,987          124,963
    Accumulated depreciation and amortization                            (26,532)         (31,885)
                                                                     -----------      -----------
                                                                          92,455           93,078
    Capital improvements in progress                                       1,498              656
                                                                     -----------      -----------
Net property and equipment                                                93,953           93,734
                                                                     -----------      -----------
RADIO BROADCASTING LICENSES AND OTHER INTANGIBLES - NET                1,265,816        1,249,222
                                                                     -----------      -----------
DEFERRED CHARGES AND OTHER ASSETS - NET                                   11,105           10,527
                                                                     -----------      -----------
TOTAL                                                                $ 1,473,928      $ 1,471,466
                                                                     ===========      ===========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2000 AND JUNE 30, 2001
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         DECEMBER 31,      JUNE 30,
                                                                         ------------      --------
                                                                            2000             2001
                                                                            ----             ----
CURRENT LIABILITIES
     Accounts payable                                                   $    18,967      $    13,870
     Accrued liabilities:
       Salaries                                                               6,042            5,984
       Interest                                                               1,744            3,928
       Other                                                                  1,017              831
     Derivative instruments                                                    --              5,564
     Long-term debt due within one year                                          11               13
                                                                        -----------      -----------
Total current liabilities                                                    27,781           30,190
                                                                        -----------      -----------
SENIOR DEBT                                                                 461,249          436,317

DEFERRED TAX LIABILITIES                                                    124,197          134,304
                                                                        -----------      -----------
      Total liabilities                                                     613,227          600,811
                                                                        -----------      -----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE
      PREFERRED SECURITIES OF SUBSIDIARY HOLDING SOLELY CONVERTIBLE
      DEBENTURES OF THE COMPANY ("TIDES")                                   125,000          125,000
                                                                        -----------      -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
      Preferred stock                                                          --               --
      Class A common stock                                                      342              348
      Class B common stock                                                      105              105
      Class C common stock                                                        5             --
      Additional paid-in capital                                            747,442          750,103
      Accumulated deficit                                                   (11,850)          (4,301)
      Unearned compensation                                                    (329)            (265)
      Accumulated other comprehensive loss                                      (14)            (335)
                                                                        -----------      -----------
Total shareholders' equity                                                  735,701          745,655
                                                                        -----------      -----------
TOTAL                                                                   $ 1,473,928      $ 1,471,466
                                                                        ===========      ===========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 2001
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                           ----------------
                                                                                                JUNE 30,
                                                                                                --------
                                                                                          2000              2001
                                                                                          ----              ----
NET REVENUES                                                                         $    167,818      $    164,081
                                                                                     ------------      ------------

OPERATING EXPENSES:
  Station operating expenses                                                              101,752           100,416
  Depreciation and amortization                                                            21,114            23,004
  Corporate general and administrative expenses                                             6,474             6,459
  Net expense from time brokerage agreement fees                                                5              --
  Net loss on sale of assets                                                                    7                15
                                                                                     ------------      ------------
    Total operating expenses                                                              129,352           129,894
                                                                                     ------------      ------------
OPERATING INCOME                                                                           38,466            34,187
                                                                                     ------------      ------------

OTHER EXPENSE (INCOME):
  Interest expense                                                                         19,024            14,993
  Financing cost of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding solely convertible debentures
    of the Company                                                                          3,906             3,906
  Interest income                                                                            (207)             (189)
  Equity loss from unconsolidated affiliate                                                  --               1,880
  Net gain on derivative instruments                                                         --                 (79)
                                                                                     ------------      ------------
    Total other expense                                                                    22,723            20,511
                                                                                     ------------      ------------
INCOME BEFORE INCOME TAXES & ACCOUNTING CHANGE                                             15,743            13,676
INCOME TAXES                                                                                6,366             5,561
                                                                                     ------------      ------------
INCOME BEFORE ACCOUNTING CHANGE                                                             9,377             8,115
  Cumulative effect of accounting change, net of taxes of $377                               --                (566)
                                                                                     ------------      ------------
NET INCOME                                                                           $      9,377      $      7,549
                                                                                     ============      ============
NET INCOME PER SHARE - BASIC:
  Income before accounting change                                                    $       0.21      $       0.18
  Cumulative effect of accounting change, net of taxes                                       --               (0.01)
                                                                                     ------------      ------------
NET INCOME PER SHARE - BASIC                                                         $       0.21      $       0.17
                                                                                     ============      ============
NET INCOME PER SHARE - DILUTED:
  Income before accounting change                                                    $       0.21      $       0.17
  Cumulative effect of accounting change, net of taxes                                       --               (0.01)
                                                                                     ------------      ------------
NET INCOME PER SHARE - DILUTED                                                       $       0.21      $       0.16
                                                                                     ============      ============

WEIGHTED AVERAGE SHARES:
  Basic                                                                                45,194,597        45,266,003
  Diluted                                                                              45,492,165        46,048,783


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 2000 AND 2001
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                            ------------------
                                                                                                  JUNE 30,
                                                                                                  --------
                                                                                           2000              2001
                                                                                           ----              ----
NET REVENUES                                                                          $     96,941      $     94,626
                                                                                      ------------      ------------

OPERATING EXPENSES:
 Station operating expenses                                                                 55,559            54,056
 Depreciation and amortization                                                              10,637            11,508
 Corporate general and administrative expenses                                               3,307             3,129
 Net expense from time brokerage agreement fees                                                  1              --
 Net gain on sale of assets                                                                   --                  (8)
                                                                                      ------------      ------------
 Total operating expenses                                                                   69,504            68,685
                                                                                      ------------      ------------
OPERATING INCOME                                                                            27,437            25,941
                                                                                      ------------      ------------

OTHER EXPENSE (INCOME) ITEMS:
 Interest expense                                                                            9,634             7,082
 Financing cost of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding solely convertible debentures
   of the Company                                                                            1,953             1,953
 Interest income                                                                              (101)              (94)
 Equity loss from unconsolidated affiliate                                                    --               1,030
 Net gain on derivative instruments                                                           --                (557)
                                                                                      ------------      ------------
 Total other expense                                                                        11,486             9,414
                                                                                      ------------      ------------
INCOME BEFORE INCOME TAXES                                                                  15,951            16,527
INCOME TAXES                                                                                 6,488             6,663
                                                                                      ------------      ------------
NET INCOME                                                                            $      9,463      $      9,864
                                                                                      ============      ============

NET INCOME PER SHARE:
NET INCOME PER SHARE - BASIC                                                          $       0.21      $       0.22
                                                                                      ============      ============
NET INCOME PER SHARE - DILUTED                                                        $        .21      $       0.21
                                                                                      ============      ============

WEIGHTED AVERAGE SHARES:
 Basic                                                                                  45,201,185        45,281,669
 Diluted                                                                                45,506,460        46,168,373


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                   SIX MONTHS ENDED
                                                                                                   ----------------
                                                                                                       JUNE 30,
                                                                                                       --------
                                                                                                   2000         2001
                                                                                                 -------      -------
NET INCOME                                                                                       $ 9,377      $ 7,549

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX BENEFIT OR PROVISION
     Unrealized gain (loss) on investments - net of tax benefit of $229 in 2000 and
      tax provision of $1,666 in 2001                                                               (343)       2,499
     Unrealized loss on hedged derivatives from cumulative effect of accounting change - net
      of tax benefit of $457                                                                        --           (685)
     Unrealized loss on hedged derivatives - net of tax benefit of $1,423                           --         (2,135)
                                                                                                 -------      -------
COMPREHENSIVE INCOME                                                                             $ 9,034      $ 7,228
                                                                                                 =======      =======


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                           ----------------
                                                                                               JUNE 30,
                                                                                               --------
                                                                                           2000          2001
                                                                                           ----          ----
OPERATING ACTIVITIES:
  Net income                                                                            $  9,377      $  7,549
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                         21,114        23,004
    Deferred taxes                                                                         9,095         7,790
    Tax benefit on exercise of options                                                      (192)         (597)
    Provision for bad debts                                                                1,635         1,675
    Non-cash stock-based compensation expense                                                491           335
    Loss on disposition of assets                                                              7            15
    Equity loss from unconsolidated affiliate                                               --           1,880
    Net gain on derivative instruments                                                      --             (79)
    Cumulative effect of accounting change                                                  --             943
    Changes in assets and liabilities which (used) provided cash:
       Accounts receivable                                                               (26,435)       (5,095)
       Prepaid expenses                                                                      575          (763)
       Prepaid and refundable income taxes                                                (2,221)       (2,643)
       Accounts payable and accrued liabilities                                           (1,284)       (3,157)
                                                                                        --------      --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                      12,162        30,857
                                                                                        --------      --------

INVESTING ACTIVITIES:
    Additions to property and equipment                                                   (4,483)       (5,344)
    Proceeds from sale of property and equipment                                              21           118
    Purchases of radio station assets                                                    (13,183)         --
    Deferred charges and other assets                                                       (692)         (402)
    Purchase of investments                                                               (5,926)       (2,804)
    Station acquisition costs                                                               (731)         (131)
                                                                                        --------      --------
           NET CASH USED IN INVESTING ACTIVITIES                                         (24,994)       (8,563)
                                                                                        --------      --------

FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                                              22,000         5,078
    Payments on long-term debt                                                           (10,506)      (30,008)
    Proceeds from issuance of common stock related to incentive plans                        492           279
    Proceeds from exercise of stock options                                                  536         2,112
                                                                                        --------      --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            12,522       (22,539)
                                                                                        --------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (310)         (245)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                              11,262        13,257
                                                                                        --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $ 10,952      $ 13,012
                                                                                        ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION --
   Cash paid during the period for:
      Interest                                                                          $ 20,484      $ 14,763
                                                                                        ========      ========
      Interest on TIDES                                                                 $  3,906      $  3,906
                                                                                        ========      ========
      Income taxes                                                                      $    440      $     35
                                                                                        ========      ========

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES -

In connection with the issuance of certain awards of Restricted Stock during the six months ended June 30, 2000, the Company issued 5,000 shares of Class A Common Stock and increased its additional paid-in-capital by $266.


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 2001

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

           Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. Certain prior year amounts have been reclassified to conform to the current year's presentation, which had no effect on the financial position, results of operations or cash flows of the Company.

           Effective January 1, 2001, the Company adopted the Financial Accounting Standards Board's ("FASB") Statement of Accounting Standards ("SFAS") No. 133 entitled "Accounting for Derivative and Hedging Activities," that was amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 established accounting and reporting standards for (1) derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives and (2) hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects net income (loss). SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as on going effectiveness assessments in order to use hedge accounting under this standard. A derivative that does not qualify as a hedge is marked to fair value through the statement of operations. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

           For those derivatives that did not qualify for hedge accounting treatment with an aggregate notional amount of $30.0 million, the Company recorded to the statement of operations: (1) for the six months ended June 30, 2001, a $0.4 million loss under the cumulative effect of accounting change as an accumulated transition adjustment and (2) for the six months and three months ended June 30, 2001, a $0.4 million loss and a $0.4 million gain, respectively, under gain on derivative instruments. For those derivatives designated as cash flow hedges that qualify for hedge accounting treatment with an aggregate notional amount of $233.0 million, the Company recorded: (1) the ineffective amount of the hedges to the statement of operations for the six months ended June 30, 2001, as a $0.6 million loss under the cumulative effect of accounting change as an accumulated transition adjustment and for the six months and three months ended June 30, 2001, as a $0.5 million gain and a $0.2 million gain, respectively, under gain on derivative instruments and (2) the effective amount of the hedges to the statement of other comprehensive income for the six months ended June 30, 2001, as a $1.1 million loss under the cumulative effect of accounting change as an accumulated transition adjustment and as a $3.5 million loss to unrealized loss on hedged derivatives. The Company has calculated the transition and current period adjustments in accordance with tentative accounting guidance issued by the Derivatives Implementation Group ("DIG"), and therefore, the guidance could be subject to change. The DIG is a committee appointed by the FASB and assigned the responsibility of answering implementation and interpretation questions related to this new accounting standard.

           In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" that requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. This statement, which applies to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002. The Company expects that adoption of this accounting standard will have the impact of reducing our amortization of goodwill and intangibles commencing January 1, 2002. However, impairment reviews may result in future periodic write-downs.

2.         UNAUDITED PRO FORMA INFORMATION FOR ACQUISITIONS AND DISPOSITIONS

           The following unaudited pro forma summary presents the consolidated results of operations as if the transactions which occurred during the period of January 1, 2000 through June 30, 2001, had all occurred as of January 1, 2000, after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund acquisitions, net of dispositions, which would have been incurred had such acquisitions, divestitures and other events occurred as of January 1, 2000. For a discussion of these acquisitions, dispositions and other events, please refer to the Company's Form 10-K filed with the Securities and Exchange Commission on March 21, 2001. In addition, the effect of the accounting change for derivative and hedging activities was not included as an adjustment for purposes of this presentation. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of (1) what would have occurred had the acquisitions and other transactions been made as of that date or (2) results which may occur in the future.

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                                      --------
                                                       (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)
                                                                2000           2001
                                                                ----           ----
                                                              PRO FORMA       ACTUAL
Net Revenues                                                   $170,888     $ 164,081
                                                               ========     =========
Income before loss on sale of assets and accounting change     $  8,401     $   8,130
                                                               ========     =========
Cumulative effect of accounting change, net of taxes           $     --     $    (566)
                                                               ========     =========
Net income                                                     $  8,397     $   7,549
                                                               ========     =========
Net income per share - basic                                   $   0.19     $    0.17
                                                               ========     =========
Net income per share - diluted                                 $   0.18     $    0.16
                                                               ========     =========


3.         DEBT

           The Company has a bank credit agreement (the "Bank Facility") with a syndicate of banks which provides for senior secured credit of $650.0 million consisting of: (1) a $325.0 million reducing revolving credit facility ("Revolver") and (2) a $325.0 million multi-draw term loan ("Term Loan"). The Revolver and Term Loan, which mature on September 30, 2007, each reduce on a quarterly basis beginning September 30, 2002, in quarterly amounts that vary from $12.2 million to $16.3 million for each loan. As of June 30, 2001, the Company had $436.0 million of borrowings outstanding under the Bank Facility ($111.0 million under the Revolver and $325.0 million under the Term Loan), in addition to an outstanding Letter of Credit in the amount of $5.8 million. In connection with a recent amendment to the Bank Facility, the period through which the Company may solicit additional incremental loans up to $350.0 million, subject to syndicate approval, and such additional loans to be governed under the same terms as the Term Loan, has been extended to December 31, 2002.

           The Company enters into interest rate transactions with different banks to diversify its risk associated with interest rate fluctuations against the variable rate debt under the Bank Facility and to comply with certain covenants under the Bank Facility. These transactions are accounted for in accordance with SFAS No. 133 as described under Note 1, above. Under these transactions, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt. The total notional amount of these transactions was $263.0 million as of June 30, 2001. These agreements, with initial terms that vary from 2 years to 7 years, effectively fix the interest at rates that vary from 5.8% to 8.5% on current borrowings equal to the total notional amount.

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

Contingencies

          In October 1999, The Radio Music License Committee, of which the Company is a participant, filed a motion in the New York courts against Broadcast Music, Inc. commencing a rate-making proceeding, on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees. The Company is currently operating under interim license agreements for the period commencing January 1, 1997, at the rates and terms reflected in prior agreements. The Company's management estimates that the impact of an unfavorable outcome of the motion will not materially impact the financial position, results of operations or cash flows of the Company.

          In December 2000, the U.S. Copyright Office, under the Digital Millennium Copyright Act, issued a final rule that AM and FM radio broadcast signals transmitted simultaneously over a digital communications network are subject to the sound recording copyright owner's exclusive right of performance. This would result in the imposition of license fees for Internet streaming and other digital media. As a result of this decision, the Company must now participate in an arbitration proceeding at the U.S. Copyright Office to determine the amount of the fees that are due from the use of sound recordings in Internet streaming. The Company, along with other broadcasters and the National Association of Broadcasters, previously commenced a legal action in New York challenging the imposition of these license fees. In addition, the Company has commenced a legal action, together with other radio broadcasters, seeking declaratory relief as to the impact of the final rule of the Copyright Office. The court in this action has recently upheld the Copyright Office decision. The Company has not made a determination whether it intends to pursue an appeal of this decision. If an appeal is filed, the Company cannot determine the likelihood of success. The Company's management estimates that the impact of an unfavorable determination will not materially impact the financial position, results of operations or cash flows of the Company.

           The Company is subject to various outstanding claims which arose in the ordinary course of business and to other legal proceedings. In the opinion of management, any liability of the Company which may arise out of or with respect to these matters will not materially affect the financial position, results of operations or cash flows of the Company.

5.         CONVERTIBLE PREFERRED SECURITIES

                On October 6, 1999, the Company sold 2,500,000 Convertible Preferred Securities, Term Income Deferrable Equity Securities ("TIDES"), including underwriters' over-allotments, at an offering price of $50.00 per TIDES. The net proceeds to the Company, after deducting underwriting discounts and other offering expenses, were $120.5 million. Subject to certain deferral provisions, the trust pays quarterly calendar distributions. The first distribution was paid on December 31, 1999. The TIDES represent undivided preferred beneficial ownership interest in the assets of the trust. The trust used the proceeds to purchase from the Company an equal amount of 6.25% Convertible Subordinated Debentures due 2014. The Company owns all of the common securities issued by the trust. The trust exists for the sole purpose of issuing the common securities and the TIDES. The trust is a wholly-owned subsidiary of the Company, with the sole assets of the trust consisting of the $125.0 million aggregate principal amount of the Company's 6.25% Convertible Subordinated Debentures due September 30, 2014. The Company has entered into several contractual arrangements for the purpose of fully, irrevocably and unconditionally guaranteeing the trust's obligations under the TIDES. The holders of the TIDES have a preference with respect to each distribution and amount payable upon liquidation, redemption or otherwise over the holders of the common securities of the trust. Each TIDES is convertible into shares of the Company's Class A Common Stock at the rate of 1.1364 shares of Class A Common Stock for each TIDES. As of June 30, 2001, there were 2.5 million TIDES outstanding as no holder of the TIDES had converted their shares into Class A Common Stock.

6.         SHAREHOLDERS' EQUITY

           During the six months ended June 30, 2000 and 2001, the Company issued non-qualified options to purchase 624,940 shares and 815,500 shares, respectively, of its Class A Common Stock at prices ranging from $40.25 to $59.44 and $40.00 to $52.05, respectively, per share. All of the options vest ratably on the first four anniversary dates of their respective dates of grant. In connection with the grant of options to employees with exercise prices below fair market value at the time of grant and the grant of performance-based options, the Company recognized non-cash stock-based compensation expense in the amount of $428,000 and $271,000 for the six months ended June 30, 2000 and 2001, respectively and $255,000 and $139,000 for the three months ended June 30, 2000 and 2001, respectively.

           During the six months ended June 30, 2000, the Company issued Restricted Stock awards, consisting of rights to 5,000 shares of Class A Common Stock. Such shares vest ratably on the first four anniversary dates of their respective dates of grant. In connection with awards in 1999 and with this award, the Company recognized non-cash stock-based compensation expense in the amounts of $63,000 and $64,000 for the six months ended June 30, 2000 and 2001, respectively and $32,000 for each of the three months ended June 30, 2000 and 2001.

         During February and May of 2001, J.P. Morgan Partners, formerly known as Chase Capital, converted all remaining 495,669 shares of Class C Common Stock to 495,669 shares of Class A Common Stock.

         On May 4, 2001, the shareholders of the Company approved an amendment to the Company's 1998 Equity Compensation Plan to increase the number of shares issuable under the plan by 2.5 million shares.

7.       NET INCOME PER SHARE

         The net income per share ("EPS") is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which requires presentation of basic net income per share and diluted net income per share. Basic net income per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method) and (2) the Term Income Deferrable Equity Securities ("TIDES") after eliminating from net income the interest expense, net of taxes, on the TIDES. Anti-dilutive instruments are not considered in this calculation. For the six-month and three-month periods ended June 30, 2001 and 2000, the effect of the stock options in the calculation of net income per share was dilutive and the effect of the TIDES in the calculation of net income per share was anti-dilutive.

                                                                     SIX MONTHS ENDED
                                                                     ----------------
                                               (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                   JUNE 30, 2000                        JUNE 30, 2001
                                                   -------------                        -------------
                                          INCOME       SHARES          EPS       INCOME      SHARES          EPS
                                          ------       ------          ---       ------      ------          ---
Basic net income per share:
    Income before accounting change      $ 9,377      45,194,597    $  0.21     $ 8,115    45,266,003     $    0.18
    Cumulative effect of accounting
         change, net of taxes            $  --             --       $ --        $  (566)         --       $   (0.01)
                                         -------      ----------    -------     -------    ----------     ---------
    Net income                           $ 9,377      45,194,597    $  0.21     $ 7,549    45,266,003     $    0.17
                                                                    =======                               =========
    Impact of options                    $  --           297,568                $  --         782,780
                                         -------      ----------                -------    ----------
Diluted net income per share:
    Net income                           $ 9,377      45,492,165    $  0.21     $ 7,549    46,048,783     $    0.16
                                         =======      ==========    =======     =======    ==========     =========

         For the six months ended June 30, 2001 and 2000, outstanding options to purchase 651,335 and 101,766 shares, respectively, of Class A Common Stock at option exercise prices ranging from $45.53 to $59.44 and from $48.75 to $59.44 per share, respectively, were excluded from the computation of diluted net income per share as the options' exercise price was greater than the average market price of the stock.

                                                    THREE MONTHS ENDED
                                                    ------------------
                                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                           JUNE 30, 2000                    JUNE 30, 2001
                                           -------------                    -------------
                                  INCOME       SHARES       EPS      INCOME      SHARES         EPS
                                  ------       ------       ---      ------      ------         ---
Basic net income per share:
    Net income                   $ 9,463    45,201,185    $ 0.21    $ 9,864    45,281,669    $  0.22
                                                          ======                             =======
    Impact of options            $   --        305,275              $   --        886,704
                                 -------    ----------              -------    ----------
Diluted net income per share:
    Net income                   $ 9,463    45,506,460    $ 0.21    $ 9,864    46,168,373    $  0.21
                                 =======    ==========    ======    =======    ==========    =======

         For the three months ended June 30, 2001 and 2000, outstanding options to purchase 99,585 and 110,906 shares, respectively, of Class A Common Stock at option exercise prices ranging from $47.96 to $59.44 and from $48.75 to $59.44 per share, respectively, were excluded from the computation of diluted net income per share as the options' exercise price was greater than the average market price of the stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains, in addition to historical information, statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements reflect our current views and are based on certain assumptions. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, but not limited to, the following: (1) the highly competitive nature of, and new technologies in, the radio broadcasting industry;
(2) our dependence upon our Seattle radio stations; (3) the risks associated with our acquisition strategy generally; (4) the control of us by Joseph M. Field and members of his immediate family; (5) our vulnerability to changes in federal legislation or regulatory policies; (6) those matters discussed below; and (7) the risks disclosed in our reports previously filed with the Securities and Exchange Commission.

GENERAL

         Founded in 1968, we are the fifth largest radio broadcasting company in the United States based upon revenues derived from the latest edition of BIA Consulting, Inc. We have assembled a nationwide portfolio of 95 stations in 18 markets. Based upon Duncan's Radio Market Guide (2001 ed.), we operate in 11 of the country's top 50 radio markets and our station groups rank among the top three in revenue market share in 15 of the 16 measured markets in which we operate.

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

         We include revenues recognized under a time brokerage agreement or a similar sales agreement for stations operated by us in net revenues and we reflect operating expenses associated with these stations in station operating expenses. Consequently, there is no difference in the method of revenue and operating expense recognition between a station operated by us under a time brokerage agreement or similar sales agreement and a station owned and operated by us.

         In the following analysis, we discuss broadcast cash flow, broadcast cash flow margin and after tax cash flow. Broadcast cash flow consists of operating income before depreciation and amortization, net expense (income) from time brokerage agreement fees, corporate general and administrative expenses and gain or loss on sale of assets. Broadcast cash flow margin represents broadcast cash flow as a percentage of net revenues. After tax cash flow consists of income before accounting change, plus the following: depreciation and amortization, non-cash compensation expense (which is otherwise included in corporate general and administrative expenses), deferred tax provision and the elimination of any gain or loss, net of current tax, on sale of assets, investments and derivative instruments. Although broadcast cash flow, broadcast cash flow margin and after tax cash flow are not measures of performance or liquidity calculated in accordance with generally accepted accounting principles, we believe that these measures are useful to an investor in evaluating our performance because they are widely used in the broadcast industry to measure a radio company's operating performance. However, you should not consider broadcast cash flow, broadcast cash flow margin and after tax cash flow in isolation or as substitutes for net income, operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. In addition, because broadcast cash flow, broadcast cash flow margin and after tax cash flow are not calculated in accordance with generally accepted accounting principles, they are not necessarily comparable to similarly titled measures employed by other companies.

         We calculate "same station" results by comparing the performance of stations operated by us throughout a relevant period to the comparable performance in the prior year's corresponding period, adjusted for significant changes to sports contracts and excluding the effect of barter revenues and expenses. "Same station broadcast cash flow margin" is the broadcast cash flow margin of the stations included in our same station calculations.

RESULTS OF OPERATIONS

         The following presents the results of our operations for the six month and the three month periods ended June 30, 2001 and June 30, 2000, and should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Our results of operations represent the operations of the radio stations owned or operated pursuant to time brokerage agreements or joint sales agreements during the relevant periods.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

                                                                               SIX MONTHS ENDED
                                                                               ----------------
                                                                   JUNE 30, 2000               JUNE 30, 2001
                                                                             (AMOUNTS IN THOUSANDS)
NET REVENUES                                                         $167,818                     $164,081
                                       Decrease of                     $3,737 or      2.2%
                                       -------------------------------------------------------------------

         Net revenues decreased 2.2% to $164.1 million for the six months ended June 30, 2001 from $167.8 million for the six months ended June 30, 2000. On a same station basis, net revenues decreased 4.1% to $162.4 million from $169.3 million. Same station net revenues declined due to a general weakness in the advertising sector coupled with comparisons to the prior year's period in which we experienced an exceptionally strong growth rate of approximately 18%. The overall decline in net revenues was affected by acquisitions and divestitures. Since January 1, 2000, we acquired stations with net revenues of $10.2 million for the six months ended June 30, 2001 as compared to $1.6 million for the six months ended June 30, 2000 and we divested stations with net revenues of $3.2 million for the six months ended June 30, 2000 (including $0.2 million in revenues from a sports contract for which we discontinued selling advertising).

                                                                                   SIX MONTHS ENDED
                                                                                   ----------------
                                                                       JUNE 30, 2000                 JUNE 30, 2001
                                                                                 (AMOUNTS IN THOUSANDS)
STATION OPERATING EXPENSES                                                $101,752                     $100,416
                                            Decrease of                     $1,336 or      1.3%
                                            -------------------------------------------------------------------
Percentage of Net Revenues                                                   60.6%                        61.2%

         Station operating expenses decreased 1.3% to $100.4 million for the six months ended June 30, 2001 from $101.8 million for the six months ended June 30, 2000. On a same station basis, station operating expenses decreased 3.7% to $98.7 million from $102.6 million. Same station operating expenses declined due to: (1) a decrease in sales expense as a result of a decrease in same station net revenues and (2) cost reduction efforts. The overall decrease in station operating expenses was affected by acquisitions and divestitures. Since January 1, 2000, we acquired stations with operating expenses of $7.5 million for the six months ended June 30, 2001 as compared to $1.8 million for the six months ended June 30, 2000 and divested stations with operating expenses of $1.7 million for the six months ended June 30, 2000 (including $0.5 million in expense reductions from a sports contract for which we discontinued selling advertising).

                                                                                  SIX MONTHS ENDED
                                                                                  ----------------
                                                                       JUNE 30, 2000               JUNE 30, 2001
                                                                                (AMOUNTS IN THOUSANDS)
DEPRECIATION AND AMORTIZATION                                              $21,114                      $23,004
                                            Increase of                     $1,890 or      9.0%
                                            -------------------------------------------------------------------
Percentage of Net Revenues                                                   12.6%                        14.0%

         Depreciation and amortization increased 9.0% to $23.0 million for the six months ended June 30, 2001 from $21.1 million for the six months ended June 30, 2000. The increase was primarily attributable to our acquisitions, net of divestitures, since January 1, 2000.

                                                                                  SIX MONTHS ENDED
                                                                                  ----------------
                                                                       JUNE 30, 2000               JUNE 30, 2001
                                                                                (AMOUNTS IN THOUSANDS)
CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES                               $6,474                       $6,459
                                            Decrease of                        $15 or      0.2%
                                            -------------------------------------------------------------------
Percentage of Net Revenues                                                    3.9%                         3.9%

         Corporate general and administrative expenses remained at $6.5 million for the six month periods ended June 30, 2001 and 2000, which was primarily attributable to cost reduction efforts during the current period, offset by the effect of inflation. Also included is non-cash stock-based compensation expense of $0.3 million and $0.5 million for the six months ended June 30, 2001 and 2000, respectively.

                                                                                   SIX MONTHS ENDED
                                                                                   ----------------
                                                                       JUNE 30, 2000                 JUNE 30, 2001
                                                                                (AMOUNTS IN THOUSANDS)
INTEREST EXPENSE (INCLUDING FINANCING COST OF TIDES)                       $22,930                      $18,899
                                            Decrease of                     $4,031 or      17.6%
                                            -------------------------------------------------------------------
Percentage of Net Revenues                                                   13.7%                        11.5%

Interest expense, including the financing cost of our 6.25% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES), decreased 17.6% to $18.9 million for the six months ended June 30, 2001 from $22.9 million for the six months ended June 30, 2000. The decrease in interest expense was primarily attributable to an overall decrease in outstanding indebtedness and a decline in interest rates.

                                                                                   SIX MONTHS ENDED
                                                                                   ----------------
                                                                      JUNE 30, 2000                   JUNE 30, 2001
                                                                                 (AMOUNTS IN THOUSANDS)
INCOME BEFORE INCOME TAXES AND ACCOUNTING CHANGE                           $15,743                      $13,676
                                            Decrease of                     $2,067 or      13.1%
                                            -------------------------------------------------------------------
Percentage of Net Revenues                                                    9.4%                         8.3%

         Income before income taxes and accounting change decreased 13.1% to $13.7 million for the six months ended June 30, 2001 from $15.7 million for the six months ended June 30, 2000. The decrease in income before income tax and accounting change was primarily attributable to: (1) the decrease in net revenues of $3.7 million; (2) the increase in depreciation and amortization of $1.9 million due to acquisitions, net of divestitures, since January 1, 2000; and (3) the equity loss from unconsolidated affiliate of $1.9 million, offset by a reduction in interest expense of $4.0 million.

                                                                                    SIX MONTHS ENDED
                                                                                    ----------------
                                                                      JUNE 30, 2000                  JUNE 30, 2001
                                                                                 (AMOUNTS IN THOUSANDS)
NET INCOME                                                                  $9,377                       $7,549
                                            Decrease of                     $1,828 or      19.5%
                                            -------------------------------------------------------------------
Percentage of Net Revenues                                                    5.6%                         4.6%

          Net income decreased 19.5% to $7.5 million for the six months ended June 30, 2001 from $9.4 million for the six months ended June 30, 2000. The decrease in net income was primarily attributable to: (1) all of the factors described above and (2) the cumulative effect of the accounting change, net of taxes, of $0.6 million.

OTHER DATA                                                                          SIX MONTHS ENDED
                                                                                    ----------------
                                                                      JUNE 30, 2000                 JUNE 30, 2001
                                                                                  (AMOUNTS IN THOUSANDS)
BROADCAST CASH FLOW                                                        $66,066                     $63,665
                                           Decrease of                      $2,401 or     3.6%
                                           -------------------------------------------------------------------

         Broadcast cash flow decreased 3.6% to $63.7 million for the six months ended June 30, 2001 from $66.1 million for the six months ended June 30, 2000. On a same station basis, broadcast cash flow decreased 4.6% to $63.7 million from $66.7 million as same station net revenues declined, offset by a decline in same station operating expenses. The overall decline in broadcast cash flow was affected by acquisitions and divestitures. Since January 1, 2000, we acquired stations with broadcast cash flow of $2.7 million for the six months ended June 30, 2001 as compared to a broadcast cash flow deficit of $0.2 million for the six months ended June 30, 2000 and we divested stations that had broadcast cash flow of $1.5 million for the six months ended June 30, 2000 (including $0.7 million in broadcast cash flow from a sports contract for which we discontinued selling advertising).

                                                                                   SIX MONTHS ENDED
                                                                                   ----------------
                                                                       JUNE 30, 2000                 JUNE 30, 2001
BROADCAST CASH FLOW MARGIN                                                   39.4%                        38.8%
                                            Decrease of                       0.6% or      1.5%
                                            -------------------------------------------------------------------

         The broadcast cash flow margin decreased to 38.8% for the six months ended June 30, 2001 from 39.4% for the six months ended June 30, 2000. On a same station basis, our broadcast cash flow margin decreased to 39.2% from 39.4%. The decrease is primarily attributable to the same reasons that same station net revenues declined, offset by the decline in same station operating expenses.

                                                                                    SIX MONTHS ENDED
                                                                                    ----------------
                                                                       JUNE 30, 2000                 JUNE 30, 2001
                                                                                  (AMOUNTS IN THOUSANDS)
AFTER TAX CASH FLOW                                                        $40,084                      $41,465
                                            Increase of                     $1,381 or      3.4%
                                            -------------------------------------------------------------------

          After tax cash flow increased 3.4% to $41.5 million for the six months ended June 30, 2001 from $40.1 million for the six months ended June 30, 2000. Despite the decrease in broadcast cash flow, after tax cash flow was positively affected by: (1) the decrease in interest expense, net of tax, due to the overall decrease in outstanding indebtedness and the decline in interest rates and (2) the tax benefits from the purchase of radio station assets, net of dispositions, since January 1, 2000. The amount of the deferred income tax expense, excluding the deferred tax benefit from the accounting change, was $8.6 million for the six months ended June 30, 2001 and $9.1 million for the six months ended June 30, 2000.

          The amount of deferred income tax expense reported above may differ from the amount used for purposes of computing after tax cash flow because the amount of deferred income tax expense used in computing after tax cash flow is affected by the elimination of current taxes on gains or losses from the sale of assets, investments and derivative instruments.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000

                                                                                  THREE MONTHS ENDED
                                                                                  ------------------
                                                                       JUNE 30, 2000                 JUNE 30, 2001
                                                                                 (AMOUNTS IN THOUSANDS)
NET REVENUES                                                               $96,941                      $94,626
                                            Decrease of                     $2,315 or      2.4%
                                            -------------------------------------------------------------------

         Net revenues decreased 2.4% to $94.6 million for the three months ended June 30, 2001 from $96.9 million for the three months ended June 30, 2000. On a same station basis, net revenues decreased 4.1% to $93.8 million from $97.8 million. Same station net revenues declined due to a general weakness in the advertising sector coupled with comparisons to the prior year's period in which we experienced an exceptionally strong growth rate of approximately 17%. The overall decline in net revenues was affected by acquisitions and divestitures. Since April 1, 2000, we acquired stations with net revenues of $5.0 million for the three months ended June 30, 2001 as compared to $0.5 million for the three months ended June 30, 2000 and we divested stations with net revenues of $1.7 million for the three months ended June 30, 2000.

                                                                                   THREE MONTHS ENDED
                                                                                   ------------------
                                                                      JUNE 30, 2000                  JUNE 30, 2001
                                                                                  (AMOUNTS IN THOUSANDS)
STATION OPERATING EXPENSES                                                 $55,559                      $54,056
                                            Decrease of                     $1,503 or      2.7%
                                            -------------------------------------------------------------------
Percentage of Net Revenues                                                   57.3%                        57.1%

         Station operating expenses decreased 2.7% to $54.1 million for the three months ended June 30, 2001 from $55.6 million for the three months ended June 30, 2000. On a same station basis, station operating expenses decreased 4.2% to $53.2 million from $55.5 million. Same station operating expenses declined due to: (1) a decrease in sales expense as a result of a decrease in same station net revenues and (2) cost reduction efforts. The overall decrease in station operating expenses was affected by acquisitions and divestitures. Since April 1, 2000, we acquired stations with operating expenses of $2.9 million for the three months ended June 30, 2001 as compared to $0.4 million for the three months ended June 30, 2000 and divested stations with operating expenses of $1.2 million for the three months ended June 30, 2000.

                                                                                  THREE MONTHS ENDED
                                                                                  ------------------
                                                                        JUNE 30, 2000                 JUNE 30, 2001
                                                                                 (AMOUNTS IN THOUSANDS)
DEPRECIATION AND AMORTIZATION                                              $10,637                      $11,508
                                            Increase of                       $871 or      8.2%
                                            -------------------------------------------------------------------
Percentage of Net Revenues                                                   11.0%                        12.2%

         Depreciation and amortization increased 8.2% to $11.5 million for the three months ended June 30, 2001 from $10.6 million for the three months ended June 30, 2000. The increase was primarily attributable to our acquisitions, net of divestitures, since April 1, 2000.

                                                                                  THREE MONTHS ENDED
                                                                                  ------------------
                                                                        JUNE 30, 2000                 JUNE 30, 2001
                                                                                 (AMOUNTS IN THOUSANDS)
CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES                               $3,307                       $3,129
                                            Decrease of                       $178 or      5.4%
                                            -------------------------------------------------------------------
Percentage of Net Revenues                                                    3.4%                         3.3%

         Corporate general and administrative expenses decreased 5.4% to $3.1 million for the three months ended June 30, 2001 from $3.3 million for the three months ended June 30, 2000. The decrease was primarily attributable to cost reduction efforts. Also included is non-cash stock-based compensation expense of $0.2 million and $0.3 million for the three months ended June 30, 2001 and 2000, respectively.

                                                                                    THREE MONTHS ENDED
                                                                                    ------------------
                                                                        JUNE 30, 2000                 JUNE 30, 2001
                                                                                  (AMOUNTS IN THOUSANDS)
INTEREST EXPENSE (INCLUDING FINANCING COST OF TIDES)                       $11,587                       $9,035
                                            Decrease of                     $2,552 or      22.0%
                                            -------------------------------------------------------------------
Percentage of Net Revenues                                                   12.0%                         9.5%

Interest expense, including the financing cost of our 6.25% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES), decreased 22.0% to $9.0 million for the three months ended June 30, 2001 from $11.6 million for the three months ended June 30, 2000. The decrease in interest expense was primarily attributable to an overall decrease in outstanding indebtedness and a decline in interest rates.

                                                                                   THREE MONTHS ENDED
                                                                                   ------------------
                                                                        JUNE 30, 2000                JUNE 30, 2001
                                                                                  (AMOUNTS IN THOUSANDS)
INCOME BEFORE INCOME TAXES                                                 $15,951                      $16,527
                                            Increase of                       $576 or      3.6%
                                            -------------------------------------------------------------------
Percentage of Net Revenues                                                   16.5%                        17.5%

         Income before income taxes increased 3.6% to $16.5 million for the three months ended June 30, 2001 from $16.0 million for the three months ended June 30, 2000. The increase in income before income tax was primarily attributable to: (1) the decrease in interest expense of $2.6 million; (2) the recognition of a net gain on derivative instruments of $0.6 million primarily due to an increase in a non-hedged derivative's value as a result of a rise in the yield of a forward-looking interest rate curve, offset by (1) a reduction in operating income of $1.5 million and (2) an equity loss from unconsolidated affiliates of $1.0 million.

                                                                                  THREE MONTHS ENDED
                                                                                  ------------------
                                                                       JUNE 30, 2000                JUNE 30, 2001
                                                                                 (AMOUNTS IN THOUSANDS)
NET INCOME                                                                  $9,463                       $9,864
                                            Increase of                       $401 or      4.2%
                                            -------------------------------------------------------------------
Percentage of Net Revenues                                                    9.8%                        10.4%

          Net income increased 4.2% to $9.9 million for the three months ended June 30, 2001 from $9.5 million for the three months ended June 30, 2000. The increase in net income was primarily attributable to all of the reasons described above.

OTHER DATA                                                                         THREE MONTHS ENDED
                                                                                   ------------------
                                                                        JUNE 30, 2000               JUNE 30, 2001
                                                                                 (AMOUNTS IN THOUSANDS)
BROADCAST CASH FLOW                                                        $41,382                     $40,570
                                           Decrease of                        $812 or     2.0%
                                           -------------------------------------------------------------------

         Broadcast cash flow decreased 2.0% to $40.6 million for the three months ended June 30, 2001 from $41.4 million for the three months ended June 30, 2000. On a same station basis, broadcast cash flow decreased 4.0% to $40.6 million from $42.3 million as same station net revenues declined, offset by a decline in same station operating expenses. The overall decline in broadcast cash flow was affected by acquisitions and divestitures. Since April 1, 2000, we acquired stations that had broadcast cash flow of $2.1 million for the three months ended June 30, 2001 as compared to $0.1 million for the three months ended June 30, 2000, offset by divested stations that had broadcast cash flow of $0.5 million for the three months ended June 30, 2000.

                                                                                   THREE MONTHS ENDED
                                                                                   ------------------
                                                                        JUNE 30, 2000                JUNE 30, 2001
BROADCAST CASH FLOW MARGIN                                                   42.7%                        42.9%
                                            Increase of                       0.2% or      0.5%
                                            -------------------------------------------------------------------

         The broadcast cash flow margin increased 0.5% to 42.9% for the three months ended June 30, 2001 from 42.7% for the three months ended June 30, 2000. On a same station basis, our broadcast cash flow margin increased to 43.3% from 43.2% primarily due to the disposition of stations in the prior year with lower broadcast cash flow margins.

                                                                                   THREE MONTHS ENDED
                                                                                   ------------------
                                                                        JUNE 30, 2000                JUNE 30, 2001
                                                                                 (AMOUNTS IN THOUSANDS)
AFTER TAX CASH FLOW                                                        $25,116                      $26,383
                                            Increase of                     $1,267 or      5.0%
                                            -------------------------------------------------------------------

          After tax cash flow increased 5.0% to $26.4 million for the three months ended June 30, 2001 from $25.1 million for the three months ended June 30, 2000. After tax cash flow was positively affected by: (1) the decrease in interest expense, net of tax, due to the overall decrease in outstanding indebtedness and the decline in interest rates and (2) the tax benefits from the purchase of radio station assets since April 1, 2000. The amount of the deferred income tax expense was $4.8 million for the three months ended June 30, 2001 and $4.7 million for the three months ended June 30, 2000.

          The amount of deferred income tax expense reported above may differ from the amount used for purposes of computing after tax cash flow because the amount of deferred income tax expense used in computing after tax cash flow is affected by the elimination of current taxes on gains or losses from the sale of assets, investments and derivative instruments.

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

          Net cash flows provided by operating activities were $30.9 million and $12.2 million for the six months ended June 30, 2001 and 2000, respectively. Changes in our net cash flows provided by operating activities are primarily a result of changes in advertising revenues and station operating expenses, which are affected by the acquisition and disposition of radio stations during those periods. For the six months ended June 30, 2001, cash flows provided by operating activities were only marginally affected, as compared to the previous year, by a $5.1 million increase in accounts receivable. For the six months ended June 30, 2000, significant acquisitions on December 16, 1999, had a major impact on the net cash flows primarily due to an increase in accounts receivable of $26.4 million.

          Net cash flows used in investing activities were $8.6 million and $25.0 million for the six months ended June 30, 2001 and 2000, respectively. Net cash flows used in financing activities were $22.5 million for the six months ended June 30, 2001 and net cash flows provided by financing activities were $12.5 million for the six months ended June 30, 2000. The cash flows for the six months ended June 30, 2001 reflect additions to property and equipment, investments consummated and the net increase in payments of long-term debt. The cash flows for the six months ended June 30, 2000 reflect acquisitions and investments consummated and the net increase in borrowings.

          During the six months ended June 30, 2001, we reduced our outstanding debt by $24.9 million. We also increased the amount of investments by $2.8 million. As of June 30, 2001, we had $436.0 million of borrowings outstanding under our bank facility in addition to an outstanding letter of credit in the amount of $5.8 million. We expect to use the credit available under the revolving credit facility to fund future acquisitions.

          In addition to debt service and quarterly distributions under the TIDES, our principal liquidity requirements are for working capital and general corporate purposes, including capital expenditures, and, if appropriate opportunities arise, acquisitions of additional radio stations. Capital expenditures for the six months ended June 30, 2001, were $5.3 million, which included the balance of a $2.0 million commitment as of December 31, 2000, to fund construction of a studio relocation project. We estimate that additional capital expenditures for the balance of the fiscal year 2001 will be between $4.0 and $6.0 million. We believe that cash from operating activities, together with available revolving borrowings under our bank facility, should be sufficient to permit us to meet our financial obligations and fund our operations. However, we may require additional financing for future acquisitions, if any, and we cannot assure you that we will be able to obtain such financing on terms considered favorable by us.

          We entered into our bank facility as of December 16, 1999, with a syndicate of banks for $650.0 million in senior credit consisting of: (1) $325.0 million in a reducing revolving credit facility, $111.0 million of which was drawn as of June 30, 2001 and (2) $325.0 million in a multi-draw term loan that was fully drawn as of June 30, 2000. Our bank facility was established to: (1) refinance existing indebtedness; (2) provide working capital; and (3) fund corporate acquisitions. At our election, interest on any outstanding principal accrues at a rate based on either LIBOR plus a spread that ranges from 0.75% to 2.375% or on the prime rate plus a spread of up to 1.125%, depending on our leverage ratio. Under the bank facility, the reducing revolving credit facility and the multi-draw term loan mature on September 30, 2007 and reduce on a quarterly basis beginning September 30, 2002 in quarterly amounts that vary from $12.2 million to $16.3 million for each loan. Our bank facility requires us to comply with certain financial covenants and leverage ratios that are defined terms within the agreement. We believe we are in compliance with the covenants and leverage ratios. Under our bank facility, as amended, the period through which we may solicit additional incremental loans up to $350.0 million, subject to syndicate approval, and such additional loans to be governed under the same terms as the Term Loan, has been extended to December 31, 2002.

RECENT PRONOUNCEMENTS

           Effective January 1, 2001, we adopted the Financial Accounting Standards Board's ("FASB") Statement of Accounting Standards ("SFAS") No. 133 entitled "Accounting for Derivative and Hedging Activities," that was amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 established accounting and reporting standards for (1) derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives and (2) hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects net income. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as on going effectiveness assessments in order to use hedge accounting under this standard. A derivative that does not qualify as a hedge is marked to fair value through the statement of operations. We formally document all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, we will discontinue hedge accounting prospectively.

           In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" that requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. This statement, which applies to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by us on January 1, 2002. We expect that adoption of this accounting standard will have the impact of reducing our amortization of goodwill and intangibles commencing January 1, 2002. However, impairment reviews may result in future periodic write-downs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our bank facility requires us to protect ourselves from interest rate fluctuations through the use of derivative rate hedging instruments. As a result, we have entered into various interest rate transactions with various banks, which we define as "Rate Hedging Transactions", designed to mitigate our exposure to significantly higher floating interest rates. A rate cap agreement establishes an upper limit or "cap" for the base LIBOR rate and a rate floor agreement establishes a lower limit or "floor" for the base LIBOR rate. Several of the agreements cover a rate cap and a rate floor and have been entered into simultaneously with the same bank. Swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and the bank pay to us a variable rate equal to three-month LIBOR. As of June 30, 2001, we have Rate Hedging Transactions in place for a total notional amount of $263.0 million.

          All of the Rate Hedging Transactions are tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The valuation of each of the Rate Hedging Transactions is affected by the change in the three-month LIBOR rate and the remaining term of the agreement. Any increase in the three-month LIBOR rate results in a more favorable valuation, while any decrease in the three-month LIBOR rate results in a less favorable valuation for each of the Rate Hedging Transactions. For the six months ended June 30, 2001, exclusive of the accounting change, we recognized net gains in the statement of operations and net losses in the statement of other comprehensive income as these net gains and losses were negatively affected by a decrease in the three-month LIBOR rate at June 30, 2001, as compared to December 31, 2000, offset by a reduction in the average remaining period under each of the outstanding Rate Hedging Transactions.

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

          In December 2000, the U.S. Copyright Office, under the Digital Millennium Copyright Act, issued a final rule that AM and FM radio broadcast signals transmitted simultaneously over a digital communications network, are subject to the sound recording copyright owner's exclusive right of performance. This would result in the imposition of license fees for Internet streaming and other digital media. As a result of this decision, we must now participate in an arbitration proceeding at the U.S. Copyright Office to determine the amount of the fees that are due from the use of sound recordings in Internet streaming. We, along with other broadcasters and the National Association of Broadcasters, previously commenced a legal action in New York challenging the imposition of these license fees. In addition, we have commenced a legal action, together with other radio broadcasters, seeking declaratory relief as to the impact of the final rule of the Copyright Office. The court in this action has recently upheld the Copyright Office decision. We have not made a determination whether we intend to pursue an appeal of this decision. If an appeal is filed, we cannot determine the likelihood of success. We estimate that the impact of an unfavorable determination will not materially impact our financial position, results of operations or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None to report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         (a) On May 4, 2001, the Company held its annual shareholders' meeting.

         (b) At our annual shareholders' meeting, (i) David J. Berkman and Michael Hannon were elected as Class A directors for one-year terms and (ii) Joseph M. Field, David J. Field, John C. Donlevie, Herbert Kean, S. Gordon Elkins, Thomas H. Ginley, Jr., Lee Hague and Marie Field were elected as directors for one-year terms.

         (c) The following matters were voted on and approved at our annual shareholders' meeting: (i) the election of Class A directors;
                  (ii) the election of all remaining directors; (iii) the ratification of the appointment of Arthur Andersen LLP as independent auditors; and (iv) the approval of the First Amendment to the Entercom 1998 Equity Compensation Plan to increase the number of shares issuable under such plan by 2,500,000 shares. The results of voting at the annual meeting of the shareholders were as follows:

                                         Proposal No. 1 (Election of Class A Directors)
                                      Nominee                       For                       Withheld
                                      -------                       ---                       --------
                         David J. Berkman                           29,404,107                1,000,074
                         Michael R. Hannon                          29,385,407                1,018,774

                                            Proposal No. 2 (Election of Remaining Directors)
                                      Nominee                       For                       Withheld
                                      -------                       ---                       --------
                         Joseph M. Field                           130,730,676                4,991,555
                         David J. Field                            130,726,822                4,995,409
                         John C. Donlevie                          130,726,894                4,995,337
                         Herbert Kean                              134,734,978                  987,253
                         S. Gordon Elkins                          134,465,997                1,256,234
                         Thomas H. Ginley, Jr.                     134,488,597                1,233,634
                         Lee Hague                                 134,735,024                  987,207
                         Marie H. Field                            134,711,108                1,011,123

                                Proposal No. 3 (Ratification of Appointment of Arthur Andersen LLP as
                                     Independent Auditors for the year ending December 31, 2001)
                                      For                      Against                  Abstain
                                      ---                      -------                  -------
                                  135,654,405                   65,765                    2,061

                                     Proposal No. 4 (Approval of the First Amendment to the Entercom 1998
                                      Equity Compensation Plan to increase the number of shares issuable under such plan by 2,500,000 shares)
                                               For                   Against                     Abstain
                                               ---                   -------                     -------
                                           120,442,795              14,096,292                    5,516

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

10.01 Employment Agreement, dated June 25, 1993, between the Registrant and Joseph M. Field, as amended (1)

10.02 Employment Agreement, dated December 17, 1998, between the Registrant and David J. Field, as amended (1)

10.03 Employment Agreement, dated December 17, 1998, between the Registrant and John C. Donlevie, as amended (1)

10.04 Employment Agreement, dated November 13, 1998, between the Registrant and Stephen F. Fisher (1)

10.05 Asset Purchase Agreement, dated as of May 11, 2000, among the Registrant, Entercom Kansas City, LLC, Entercom Kansas City License, LLC, and Susquehanna Radio Corp. (See table of contents for list of omitted schedules and exhibits, which the Registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request) (2)

10.06 Credit Agreement, dated as of December 16, 1999, among Entercom Radio, LLC, as the Borrower, the Registrant, as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital, Inc., as Administrative Agent, and Co-Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein (4)

10.07 First Amendment to Credit Agreement, dated as of May 31, 2001, among Entercom Radio, LLC, as the Borrower, the Registrant, as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital, Inc., as Administrative Agent, and Co-Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein (5)

10.08 Amended and Restated Asset Purchase Agreement, dated as of August 20, 1999, among the Registrant, Sinclair Communications, Inc., WCGV, Inc., Sinclair Radio of Milwaukee Licensee, LLC, Sinclair Radio of New Orleans Licensee, LLC, Sinclair Radio of Memphis, Inc., Sinclair Radio of Memphis Licensee, Inc., Sinclair Properties, LLC, Sinclair Radio of Norfolk/Greensboro Licensee, L.P., Sinclair Radio of Buffalo, Inc., Sinclair Radio of Buffalo Licensee, LLC, WLFL, Inc., Sinclair Radio of Greenville Licensee, Inc., Sinclair Radio of Wilkes-Barre, Inc. and Sinclair Radio of Wilkes-Barre Licensee, LLC. (See table of contents for list of omitted schedules and exhibits, which the Registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request) (3)

10.09 Asset Purchase Agreement, dated as of August 20, 1999, among the Registrant, Sinclair Communications, Inc., Sinclair Media III, Inc. and Sinclair Radio of Kansas City Licensee, LLC. (See table of contents for list of omitted schedules and exhibits, which the Registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request (3)

----------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-61381)

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10Q. (File No. 001-14461)

(3) Incorporated by reference to the Registrant's Registration Statement on Form S-1. (File No. 333-86397)

(4) Incorporated by reference to the Registrant's Current Report on Form 8-K. (File No. 001-14461)

(5)      Filed herewith.

(b)      Reports filed on Form 8-K

None to report

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ENTERCOM COMMUNICATIONS CORP.
                                       (Registrant)



Date:   August 13, 2001                /s/ Joseph M. Field
                                       --------------------
                                       Name: Joseph M. Field
                                       Title: Chief Executive Officer

Date:   August 13, 2001                /s/ David J. Field
                                       -------------------
                                       Name: David J. Field
                                       Title: President and Chief Operating
                                              Officer

Date:   August 13, 2001                /s/ Stephen F. Fisher
                                       ---------------------
                                       Name: Stephen F. Fisher
                                       Title: Executive Vice President and Chief
                                              Financial Officer