Form 10-Q
period 2001-09-30
ENTERCOM COMMUNICATIONS CORP
filed 2001-11-09
CIK 1067837

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

         Class A Common Stock, $.01 par value -
           34,791,041 Shares Outstanding as of November 2, 2001

         Class B Common Stock, $.01 par value -
           10,531,805 Shares Outstanding as of November 2, 2001

                          ENTERCOM COMMUNICATIONS CORP.


                                      INDEX


                                                                                PAGE
PART I -     FINANCIAL INFORMATION

   ITEM 1.   Financial Statements ...........................................      3

   ITEM 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations ...................................     16

   ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk .....     23

PART II -    OTHER INFORMATION

   ITEM 1.   Legal Proceedings ..............................................     23

   ITEM 2.   Changes in Securities and Use of Proceeds ......................     24

   ITEM 3.   Defaults Upon Senior Securities ................................     24

   ITEM 4.   Submission of Matters to a Vote of Security Holders ............     24

   ITEM 5.   Other Information ..............................................     24

   ITEM 6.   Exhibits and Reports on Form 8-K ...............................     24

SIGNATURES ..................................................................     26

                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 2000 AND SEPTEMBER 30, 2001
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

                                                                                            SEPTEMBER
                                                                                            ---------
                                                                       DECEMBER 31,            30,
                                                                       ------------            ---
                                                                          2000                 2001
                                                                          ----                 ----
CURRENT ASSETS
    Cash and cash equivalents                                          $    13,257         $    12,915
    Accounts receivable, net of allowance for doubtful accounts             70,937              69,740
    Prepaid expenses and deposits                                            3,852               4,465
    Prepaid and refundable federal and state income taxes                      705               5,065
    Deferred tax assets                                                      1,499               4,982
    Station deposits and acquisition costs                                     688                 878
                                                                       -----------         -----------

Total current assets                                                        90,938              98,045
                                                                       -----------         -----------

INVESTMENTS                                                                 12,116              15,408
                                                                       -----------         -----------

PROPERTY AND EQUIPMENT -  AT COST
    Land, land easements and land improvements                              10,082              10,184
    Buildings                                                               10,404              10,561
    Equipment                                                               77,409              81,164
    Furniture and fixtures                                                  12,125              12,527
    Leasehold improvements                                                   8,967              11,380
                                                                       -----------         -----------

                                                                           118,987             125,816
    Accumulated depreciation and amortization                              (26,532)            (34,753)
                                                                       -----------         -----------

                                                                            92,455              91,063
    Capital improvements in progress                                         1,498                 643
                                                                       -----------         -----------

Net property and equipment                                                  93,953              91,706
                                                                       -----------         -----------

RADIO BROADCASTING LICENSES AND OTHER INTANGIBLES - NET                  1,265,816           1,240,917
                                                                       -----------         -----------

DEFERRED CHARGES AND OTHER ASSETS - NET                                     11,105              10,156
                                                                       -----------         -----------

TOTAL                                                                  $ 1,473,928         $ 1,456,232
                                                                       ===========         ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 2000 AND SEPTEMBER 30, 2001
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                              SEPTEMBER
                                                                                              ---------
                                                                         DECEMBER 31,            30,
                                                                         ------------            ---
                                                                            2000                 2001
                                                                            ----                 ----

CURRENT LIABILITIES
    Accounts payable                                                     $    18,967         $    14,019
    Accrued liabilities:
      Salaries                                                                 6,042               5,964
      Interest                                                                 1,744               4,261
      Other                                                                    1,017               1,026
    Derivative instruments                                                        --               7,453
    Current portion of long-term debt                                             11              12,201
                                                                         -----------         -----------
Total current liabilities                                                     27,781              44,924
                                                                         -----------         -----------

SENIOR DEBT                                                                  461,249             401,127


DEFERRED TAX LIABILITIES                                                     124,197             137,403

                                                                         -----------         -----------
Total liabilities                                                            613,227             583,454
                                                                         -----------         -----------

COMPANY - OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE
    PREFERRED SECURITIES OF SUBSIDIARY HOLDING SOLELY CONVERTIBLE
    DEBENTURES OF THE COMPANY                                                125,000             125,000
                                                                         -----------         -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Class A common stock                                                         342                 348
    Class B common stock                                                         105                 105
    Class C common stock                                                           5                  --
    Additional paid-in capital                                               747,442             750,605
    Accumulated deficit                                                      (11,850)               (225)
    Unearned compensation                                                       (329)               (233)
    Accumulated other comprehensive loss                                         (14)             (2,822)
                                                                         -----------         -----------

Total shareholders' equity                                                   735,701             747,778
                                                                         -----------         -----------

TOTAL                                                                    $ 1,473,928         $ 1,456,232
                                                                         ===========         ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND
                                 PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                    NINE MONTHS ENDED
                                                                                                    -----------------
                                                                                                      SEPTEMBER 30,
                                                                                                      -------------
                                                                                                2000                 2001
                                                                                                ----                 ----
NET REVENUES                                                                                $    260,280         $    249,217
                                                                                            ------------         ------------
OPERATING EXPENSES (INCOME):
  Station operating expenses                                                                     155,223              153,037
  Depreciation and amortization                                                                   32,147               34,681
  Corporate general and administrative expenses                                                    9,203                9,380
  Net expense from time brokerage agreement fees                                                       9                   --
  Net(gain) loss on sale of assets                                                               (41,465)                  22
                                                                                            ------------         ------------
    Total operating expenses                                                                     155,117              197,120
                                                                                            ------------         ------------

OPERATING INCOME                                                                                 105,163               52,097
                                                                                            ------------         ------------

OTHER EXPENSE (INCOME):
  Interest expense                                                                                28,512               21,703
  Financing cost of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding solely convertible debentures
    of the Company                                                                                 5,859                5,859
  Interest income                                                                                   (342)                (234)
  Equity loss from unconsolidated affiliate                                                           --                2,889
  Net loss on derivative instruments                                                                  --                1,349
                                                                                            ------------         ------------
    Total other expense                                                                           34,029               31,566
                                                                                            ------------         ------------

INCOME BEFORE INCOME TAXES AND ACCOUNTING CHANGE                                                  71,134               20,531

INCOME TAXES                                                                                      28,571                8,340
                                                                                            ------------         ------------

INCOME BEFORE ACCOUNTING CHANGE                                                                   42,563               12,191

  Cumulative effect of accounting change, net of taxes of $377                                        --                 (566)
                                                                                            ------------         ------------

NET INCOME                                                                                  $     42,563         $     11,625
                                                                                            ============         ============

NET INCOME PER SHARE - BASIC:
  Income before accounting change                                                           $       0.94         $       0.27
  Cumulative effect of accounting change, net of taxes                                                --                (0.01)
                                                                                            ------------         ------------

NET INCOME PER SHARE - BASIC                                                                $       0.94         $       0.26
                                                                                            ============         ============

NET INCOME PER SHARE - DILUTED:
  Income before accounting change                                                           $       0.93         $       0.26
  Cumulative effect of accounting change, net of taxes                                                --                (0.01)
                                                                                            ------------         ------------
NET INCOME PER SHARE - DILUTED                                                              $       0.93         $       0.25
                                                                                            ============         ============

WEIGHTED AVERAGE SHARES:
  Basic                                                                                       45,201,433           45,282,555
                                                                                            ============         ============
  Diluted                                                                                     45,645,496           46,026,312
                                                                                            ============         ============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         ENTERCOM COMMUNICATIONS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                   THREE MONTHS ENDED
                                                                                                   ------------------
                                                                                                      SEPTEMBER 30,
                                                                                                      -------------
                                                                                                2000                 2001
                                                                                                ----                 ----
NET REVENUES                                                                                $     92,462         $     85,136
                                                                                            ------------         ------------

  OPERATING EXPENSES (INCOME):
  Station operating expenses                                                                      53,471               52,621
  Depreciation and amortization                                                                   11,033               11,677
  Corporate general and administrative expenses                                                    2,729                2,921
  Net expense from time brokerage agreement fees                                                       4                   --
  Net(gain) loss on sale of assets                                                               (41,472)                   7
                                                                                            ------------         ------------
      Total operating expenses                                                                    25,765               67,226
                                                                                            ------------         ------------

  OPERATING INCOME                                                                                66,697               17,910
                                                                                            ------------         ------------

  OTHER EXPENSE (INCOME):
  Interest expense                                                                                 9,488                6,710
  Financing cost of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding solely convertible debentures
  of the Company                                                                                   1,953                1,953
  Interest income                                                                                   (135)                 (45)
  Equity loss from unconsolidated affiliate                                                           --                1,009
  Net loss on derivative instruments                                                                  --                1,428
                                                                                            ------------         ------------
      Total other expense                                                                         11,306               11,055
                                                                                            ------------         ------------

COME BEFORE INCOME TAXES                                                                          55,391                6,855

INCOME TAXES                                                                                      22,205                2,779
                                                                                            ------------         ------------

NET INCOME                                                                                  $     33,186         $      4,076
                                                                                            ============         ============

NET INCOME PER SHARE:

NET INCOME PER SHARE - BASIC                                                                $       0.73         $       0.09
                                                                                            ============         ============

NET INCOME PER SHARE - DILUTED                                                              $       0.71         $       0.09
                                                                                            ============         ============

WEIGHTED AVERAGE SHARES:
                                                                                              45,214,957           45,314,925
                                                                                            ============         ============
  Diluted                                                                                     48,409,950           45,976,747
                                                                                            ============         ============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                           NINE MONTHS ENDED
                                                                                                           -----------------
                                                                                                              SEPTEMBER 30,
                                                                                                              -------------
                                                                                                          2000             2001
                                                                                                          ----             ----
NET INCOME                                                                                              $ 42,563         $ 11,625

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX BENEFIT OR PROVISION
    Unrealized gain(loss) on investments - net of tax benefit of $1,535 in 2000 and
         tax provision of $192 in 2001                                                                    (2,303)             289
    Unrealized net loss on hedged derivatives from cumulative effect of accounting change - net
         of tax benefit of $457 in 2001                                                                       --             (685)

    Unrealized net loss on hedged derivatives - net of tax benefit of $1,608 in 2001                          --           (2,412)
                                                                                                        --------         --------
COMPREHENSIVE INCOME                                                                                    $ 40,260         $  8,817
                                                                                                        ========         ========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         ENTERCOM COMMUNICATIONS CORP.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                             THREE MONTHS ENDED
                                                                                             ------------------
                                                                                                SEPTEMBER 30,
                                                                                                -------------
                                                                                            2000             2001
                                                                                            ----             ----
NET INCOME                                                                                $ 33,186         $  4,076

OTHER COMPREHENSIVE LOSS, NET OF TAX BENEFIT
    Unrealized loss on investments - net of tax benefit of $1,306 and $1,473 in
        2000 and 2001, respectively                                                         (1,960)          (2,210)
    Unrealized net loss on hedged derivatives - net of tax benefit of $185 in 2001              --             (277)
                                                                                          --------         --------

COMPREHENSIVE INCOME                                                                      $ 31,226         $  1,589
                                                                                          ========         ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                                NINE MONTHS ENDED
                                                                                                -----------------
                                                                                                  SEPTEMBER 30,
                                                                                                  -------------
                                                                                             2000             2001
                                                                                             ----             ----
OPERATING ACTIVITIES:
  Net income                                                                               $ 42,563         $ 11,625
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                            32,147           34,681
    Deferred taxes                                                                           30,513           11,595
    Tax benefit on exercise of options                                                         (211)            (682)
    Provision for bad debts                                                                   2,475            2,608
    Non-cash stock-based compensation expense                                                   517              417
    (Gain) loss on disposition of assets                                                    (41,465)              22
    Equity loss from unconsolidated affiliate                                                    --            2,889
    Net loss on derivative instruments                                                           --            1,349
    Cumulative effect of accounting change                                                       --              943
    Changes in assets and liabilities which (used) provided cash:
       Accounts receivable                                                                  (23,229)          (1,411)
       Prepaid expenses and deposits                                                         (2,907)            (613)
       Prepaid and refundable income taxes                                                   (1,511)          (3,678)
       Accounts payable and accrued liabilities                                                 301           (2,500)
                                                                                           --------         --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                         39,193           57,245
                                                                                           --------         --------

INVESTING ACTIVITIES:
    Additions to property and equipment                                                      (5,972)          (6,221)
    Proceeds from sale of property, equipment and other assets                               57,196              133
    Purchases of radio station assets                                                       (98,556)              --
    Deferred charges and other assets                                                        (1,375)            (518)
    Purchase of investments                                                                  (8,936)          (5,721)
    Proceeds from investments                                                                    --               21
    Station acquisition costs                                                                   191             (190)
                                                                                           --------         --------
           NET CASH USED IN INVESTING ACTIVITIES                                            (57,452)         (12,496)
                                                                                           --------         --------

FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                                                 47,000            7,078
    Payments on long-term debt                                                              (27,508)         (55,011)
    Proceeds from issuance of common stock related to incentive plans                           492              413
    Proceeds from exercise of stock options                                                     823            2,429
                                                                                           --------         --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               20,807          (45,091)
                                                                                           --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          2,548             (342)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                 11,262           13,257
                                                                                           --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $ 13,810         $ 12,915
                                                                                           ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
   Cash paid during the period for:
      Interest                                                                             $ 27,996         $ 21,109
                                                                                           ========         ========
      Interest on TIDES                                                                    $  3,906         $  3,906
                                                                                           ========         ========
      Income taxes                                                                         $    515         $     45
                                                                                           ========         ========

SUPPLEMENTAL DISCLOSURE ON FINANCING ACTIVITY -
In connection with the issuance of certain awards of Restricted Stock during the nine months ended September 30, 2000, the Company issued 5,000 shares of Class A Common Stock and increased its additional paid-in-capital by $266.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements for Entercom Communications Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation have been included.

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

         RECENT ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2001, the Company adopted the Financial Accounting Standards Board's ("FASB") Statement of Accounting Standards ("SFAS") No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities," that was amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 established accounting and reporting standards for (1) derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives and (2) hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects net income (loss). SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as on going effectiveness assessments in order to use hedge accounting under this standard. A derivative that does not qualify as a hedge is marked to fair value through the statement of operations. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

         For those derivatives that did not qualify for hedge accounting treatment with an aggregate notional amount of $30.0 million, the Company recorded to the statement of operations: (1) for the nine months ended September 30, 2001, a $0.4 million loss under the cumulative effect of accounting change as an accumulated transition adjustment and (2) for the nine months and three months ended September 30, 2001, a $2.0 million loss and a $1.6 million loss, respectively, under net loss on derivative instruments. For those derivatives designated as cash flow hedges that qualify for hedge accounting treatment with an aggregate notional amount of $233.0 million, the Company recorded: (1) the ineffective amount of the hedges to the statement of operations for the nine months ended September 30, 2001, as a $0.6 million loss under the cumulative effect of accounting change as an accumulated transition adjustment and for the nine months and three months ended September 30, 2001, as a $0.7 million gain and a $0.2 million gain, respectively, under net loss on derivative instruments and (2) the effective amount of the hedges to the statement of other comprehensive income for the nine months ended September 30, 2001, as a $1.1 million loss under the cumulative effect of accounting change as an accumulated transition adjustment and for the nine months and three months ended September 30, 2001, as a $4.0 million loss and a $0.5 million loss, respectively, to unrealized net loss on hedged derivatives. The Company has calculated the transition and current period adjustments in accordance with tentative accounting guidance issued by the Derivatives Implementation Group ("DIG"), and therefore, the guidance could be subject to change. The DIG is a committee appointed by the FASB and assigned the responsibility of answering implementation and interpretation questions related to this new accounting standard.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations." Statement No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16,

"Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Statement No. 141 is effective for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement No. 141 also changes the criteria to recognize intangible assets apart from goodwill. The Company adopted this statement on July 1, 2001. The Company has historically used the purchase method to account for all business combinations and the adoption of this statement did not have an impact on the Company's financial position, cash flows or results of operations.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" that requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is greater than its fair value. This statement, which applies to goodwill and certain other intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002. The Company expects that adoption of this accounting standard on January 1, 2002, will have the impact of reducing the non-cash amortization expense for goodwill and broadcasting licenses and will have a material impact on the Company's financial statements as the amount currently recorded for the amortization of goodwill and broadcasting licenses is significant. In addition, upon adoption, the Company will perform the first of the required impairment tests of goodwill and broadcasting licenses which may result in future periodic write-downs. The Company has not yet determined what the effect of these tests will be on the Company's financial position, cash flows or results of operations.

         The following unaudited pro forma summary presents the Company's estimate of the effect of the adoption of SFAS No. 142 as of the beginning of the periods presented as reported income before accounting change and net income are adjusted to eliminate the amortization expense recognized in those periods related to goodwill and broadcasting licenses as goodwill and broadcasting licenses would not be amortized under this new accounting standard. These pro forma amounts do not include any adjustments for potential write-downs which could result based on the performance of the required impairment tests under the provisions of SFAS No. 142.

                                                                       NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                                       2000            2001              2000             2001
                                                                       ----            ----              ----             ----
                                                                              (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND
                                                                                          PER SHARE DATA)
Reported income before accounting change                           $    42,563      $    12,191       $    33,186      $     4,076
Add back: amortization of goodwill, net of tax
    provision of $33 and $36 for the nine months ended
    and $12 and $12 for the three months ended
    September 30, 2000 and 2001, respectively                               49               54                18               18
Add back: amortization of broadcasting licenses, net of
    tax provision of $9,020 and $9,930 for the nine months
    and $2,784 and $3,310 for  the three months ended
    September 30, 2000 and 2001, respectively                           13,530           14,895             4,175            4,965
                                                                   -----------      -----------       -----------      -----------
Pro forma income before accounting change                               56,142           27,140            37,379            9,059
Reported cumulative effect of accounting change, net of taxes               --             (566)               --               --
                                                                   -----------      -----------       -----------      -----------
Pro forma net income                                               $    56,142      $    26,574       $    37,379      $     9,059
                                                                   ===========      ===========       ===========      ===========

Net income per share - basic:
Reported income before accounting change                           $      0.94      $      0.27       $      0.73      $      0.09
Goodwill amortization, net of taxes                                       0.00             0.00              0.00             0.00
Broadcasting licenses amortization, net of taxes                          0.30             0.33              0.09             0.11
                                                                   -----------      -----------       -----------      -----------
Pro forma income before accounting change - basic                         1.24             0.60              0.82             0.20
Reported cumulative effect of accounting change, net of taxes               --            (0.01)               --               --
                                                                   -----------      -----------       -----------      -----------
Pro forma net income per share - basic                             $      1.24      $      0.59       $      0.82      $      0.20
                                                                   ===========      ===========       ===========      ===========


Net income per share - diluted:
Reported income before accounting change                           $      0.93      $      0.26       $      0.71      $      0.09
Goodwill amortization, net of taxes                                       0.00             0.00              0.00             0.00
Broadcasting licenses amortization, net of taxes                          0.30             0.33              0.09             0.11
                                                                   -----------      -----------       -----------      -----------
Pro forma income before accounting change - diluted                       1.23             0.59              0.80             0.20

Reported cumulative effect of accounting change, net of taxes               --            (0.01)               --               --
                                                                   -----------      -----------       -----------      -----------
Pro forma net income per share - diluted                           $      1.23      $      0.58       $      0.80      $      0.20
                                                                   ===========      ===========       ===========      ===========

Weighted average shares:
As reported and pro forma - basic                                   45,201,433       45,282,555        45,214,957       45,314,925
                                                                   ===========      ===========       ===========      ===========
As reported and pro forma - diluted                                 45,645,496       46,026,312        48,409,950       45,976,747
                                                                   ===========      ===========       ===========      ===========

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset. Adoption of this Statement by the Company will be effective on January 1, 2003. The Company does not believe that adoption of this Statement will materially impact the Company's financial position, cash flows or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement provides guidance on financial accounting and reporting for the impairment or disposal of long-lived assets. Adoption of this Statement by the Company will be effective on January 1, 2002. The Company does not believe that adoption of this Statement will materially impact the Company's financial position, cash flows or results of operations.

2.       UNAUDITED PRO FORMA INFORMATION FOR ACQUISITIONS AND DISPOSITIONS

         The following unaudited pro forma summary presents the consolidated results of operations as if the transactions which occurred during the period of January 1, 2000 through September 30, 2001, had all occurred as of January 1, 2000, after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund acquisitions, net of dispositions, which would have been incurred had such acquisitions, divestitures and other events (including significant sports contracts) occurred as of January 1, 2000. For a discussion of these acquisitions, dispositions and other events, refer to the Company's Form 10-K and 8-K filed with the Securities and Exchange Commission on March 21, 2001 and July 31, 2001, respectively. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of
(1) what would have occurred had the acquisitions and other transactions been made as of that date or (2) results which may occur in the future.

                                                                             NINE MONTHS ENDED
                                                                             -----------------
                                                                               SEPTEMBER 30,
                                                                               -------------
                                                                      (AMOUNTS IN THOUSANDS, EXCEPT PER
                                                                                   SHARE)

                                                                           2000             2001
                                                                           ----             ----
                                                                         PRO FORMA        PRO FORMA
                                                                         ---------        ---------
Net revenues                                                             $ 261,867        $ 248,718
                                                                         =========        =========
Income before (gain) loss on sale of assets and accounting change        $  17,854        $  13,004
                                                                         =========        =========
Cumulative effect of accounting change, net of taxes                     $      --        $    (566)
                                                                         =========        =========
Net income                                                               $  42,733        $  12,424
                                                                         =========        =========

Net income per share - basic                                             $    0.95        $    0.27
                                                                         =========        =========

Net income per share - diluted                                           $    0.94        $    0.27
                                                                         =========        =========

3.       DEBT

         The Company has a bank credit agreement (the "Bank Facility") with a syndicate of banks which provides for senior secured credit of $650.0 million consisting of: (1) a $325.0 million reducing revolving credit facility ("Revolver") and (2) a $325.0 million multi-draw term loan ("Term Loan"). The Revolver and Term Loan, which mature on September 30, 2007, each reduce on a quarterly basis beginning September 30, 2002, in quarterly amounts that vary from $12.2 million to $16.3 million for each loan. As of September 30, 2001, the Company had $413.0 million of borrowings outstanding under the Bank Facility ($88.0 million under the Revolver and $325.0 million under the Term Loan), in addition to an outstanding Letter of Credit in the amount of $5.8 million. In connection with an amendment to the Bank Facility on May 31, 2001, the period through which the Company may solicit additional incremental loans of up to $350.0 million, subject to syndicate approval, and such additional loans to be governed under the same terms as the Term Loan, has been extended to December 31, 2002.

         The Company enters into interest rate transactions with different banks to diversify its risk associated with interest rate fluctuations against the variable rate debt under the Bank Facility and to comply with certain covenants under the Bank Facility. These transactions are accounted for in accordance with SFAS No. 133 as described in Note 1. Under these transactions, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt. The total notional amount of these transactions was $263.0 million as of September 30, 2001. These agreements, with initial terms that vary from 2 years to 7 years, effectively fix the interest at rates that vary from 5.8% to 8.5% on current borrowings equal to the total notional amount.

4.       COMMITMENTS AND CONTINGENCIES

Pending Acquisition

         The Company entered into a preliminary agreement on February 6, 1996, to acquire the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation ("Royce"), subject to approval by the FCC, for a purchase price of $25.0 million. Notwithstanding efforts by the Company to pursue this transaction, Royce has been non-responsive. On July 28, 1999, the Company commenced a legal action seeking to enforce this agreement, and subsequently Royce filed a cross-complaint against the Company asking for treble damages, an injunction, attorney's fees and costs and filed a separate action against the Company's President. This separate action against the Company's President was dismissed without leave to amend in February 2000. In addition, portions of Royce's cross-complaint have been dismissed and the Company is pursuing its legal action against Royce and seeking dismissal of the remaining portions of the cross-complaint. The Company estimates that the impact of an unfavorable outcome will not materially impact the financial position, results of operations or cash flows of the Company. However, the Company cannot determine if and when the transaction might occur.

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

         In December 2000, the U.S. Copyright Office, under the Digital Millennium Copyright Act, issued a final rule that AM and FM radio broadcast signals transmitted simultaneously over a digital communications network are subject to the sound recording copyright owner's exclusive right of performance. This would result in the imposition of license fees for Internet streaming and other digital media. As a result of this decision, the Company is now participating in an arbitration proceeding at the U.S. Copyright Office to determine the amount of the fees that are due from the use of sound recordings in Internet streaming. The Company, along with other broadcasters and the National Association of Broadcasters ("NAB"), previously commenced a legal action in New York challenging the imposition of these license fees. This New York action has been withdrawn and the Company has commenced a legal action, together with other radio broadcasters, seeking declaratory relief as to the impact of the final rule of the Copyright Office. The court in this action has recently upheld the Copyright Office decision. The Company, along with other broadcasters and the NAB, has decided to pursue an appeal of this decision. The Company cannot determine the likelihood of success of this appeal. The Company's management estimates that the impact of an unfavorable determination will not materially impact the financial position, results of operations or cash flows of the Company.

         The Company is subject to various outstanding claims which arose in the ordinary course of business and to other legal proceedings. In the opinion of management, any liability of the Company which may arise out of or with respect to these matters will not materially affect the financial position, results of operations or cash flows of the Company.

5.       CONVERTIBLE PREFERRED SECURITIES

         On October 6, 1999, the Company sold 2,500,000 Convertible Preferred Securities, Term Income Deferrable Equity Securities ("TIDES"), including underwriters' over-allotments, at an offering price of $50.00 per TIDES. The net proceeds to the Company, after deducting underwriting discounts and other offering expenses, were $120.5 million. Subject to certain deferral provisions, the trust pays quarterly calendar distributions. The first distribution was paid on December 31, 1999. The TIDES represent undivided preferred beneficial ownership interest in the assets of the trust. The trust used the proceeds to purchase from the Company an equal amount of 6.25% Convertible Subordinated Debentures due 2014. The Company owns all of the common securities issued by the trust. The trust exists for the sole purpose of issuing the common securities and the TIDES. The trust is a wholly-owned subsidiary of the Company, with the sole assets of the trust consisting of the $125.0 million aggregate principal amount of the Company's 6.25% Convertible Subordinated Debentures due September 30, 2014. The Company has entered into several contractual arrangements for the purpose of fully, irrevocably and unconditionally guaranteeing the trust's obligations under the TIDES. The holders of the TIDES have a preference with respect to each distribution and amount payable upon liquidation, redemption or otherwise over the holders of the common securities of the trust. Each TIDES is convertible into shares of the Company's Class A Common Stock at the rate of 1.1364 shares of Class A Common Stock for each TIDES. As of September 30, 2001, there were 2.5 million TIDES outstanding as no holder of the TIDES had converted their shares into Class A Common Stock.

6.       SHAREHOLDERS' EQUITY

         During the nine months ended September 30, 2000 and 2001, the Company issued non-qualified options to purchase 666,000 shares and 852,500 shares, respectively, of its Class A Common Stock at prices ranging from $31.88 to $59.44 and $27.75 to $52.05, respectively, per share. All of the options vest ratably on the first four anniversary dates of their respective dates of grant. In connection with the grant of options to employees with exercise prices below fair market value at the time of grant and the grant of performance-based options, the Company recognized non-cash stock-based compensation expense in the amounts of $422,000 and $321,000 for the nine months ended September 30, 2000 and 2001, respectively and a credit of $6,000 and an expense of $50,000 for the three months ended September 30, 2000 and 2001, respectively.

         During the nine months ended September 30, 2000, the Company issued Restricted Stock awards, consisting of rights to 5,000 shares of Class A Common Stock. Such shares vest ratably on the first four anniversary dates of their respective dates of grant. In connection with awards in 1999 and with this award, the Company recognized non-cash stock-based compensation expense in the amounts of $95,000 and $96,000 for the nine months ended September 30, 2000 and 2001, respectively and $32,000 for each of the three months ended September 30, 2000 and 2001.

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

7.       NET INCOME PER SHARE

         The net income per share ("EPS") is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which requires presentation of basic net income per share and diluted net income per share. Basic net income per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method) and (2) the Term Income Deferrable Equity Securities ("TIDES") after eliminating from net income the interest expense, net of taxes, on the TIDES. Anti-dilutive instruments are not considered in this calculation. The effect of the stock options in the calculation of net income per share was dilutive for the nine-month and three-month periods ended September 30, 2001 and 2000. The effect of the TIDES, which is convertible into 2,841,000 shares of Class A Common Stock, was not included in the calculation of net income per share for the nine month-periods ended September 30, 2001 and 2000 and the three-month period ended September 30, 2001, as it was anti-dilutive. The effect of the TIDES was dilutive for the three-month period ended September 30, 2000 and 2,841,000 shares of Class A Common Stock was included in the calculation of net income per share.

                                                                                  NINE MONTHS ENDED
                                                                                  -----------------
                                                              (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                        SEPTEMBER 30, 2000                              SEPTEMBER 30, 2001
                                                        ------------------                              ------------------
                                            INCOME           SHARES           EPS           INCOME           SHARES           EPS
                                            ------           ------           ---           ------           ------           ---
Basic net income per share:
    Income before accounting change      $    42,563       45,201,433      $   0.94      $    12,191        45,282,555      $  0.27
    Cumulative effect of accounting
         change, net of taxes            $        --               --      $     --      $      (566)               --      $ (0.01)
                                         -----------       ----------      --------      -----------        ----------      -------
    Net income                           $    42,563       45,201,433      $   0.94      $    11,625        45,282,555      $  0.26
                                                                           ========                                         =======
    Impact of options                    $        --          444,063                    $        --           743,757
                                         -----------       ----------                    -----------        ----------
Diluted net income per share:
    Net income                           $    42,563       45,645,496      $   0.93      $    11,625        46,026,312      $  0.25
                                         ===========       ==========      ========      ===========        ==========      =======

         For the nine months ended September 30, 2001 and 2000, outstanding options to purchase 642,571 and 659,751 shares, respectively, of Class A Common Stock at option exercise prices ranging from $46.70 to $59.44 and from $44.82 to $59.44 per share, respectively, were excluded from the computation of diluted net income per share as the options' exercise price was greater than the average market price of the stock.

                                                                      THREE MONTHS ENDED
                                                                      ------------------
                                                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                 SEPTEMBER 30, 2000                         SEPTEMBER 30, 2001
                                                 ------------------                         ------------------
                                      INCOME           SHARES         EPS         INCOME           SHARES          EPS
                                      ------           ------         ---         ------           ------          ---
Basic net income per share:
    Net income                     $    33,186       45,214,957      $0.73      $     4,076       45,314,925      $ 0.09
                                                                     =====                                        ======
    Impact of options              $        --          353,993                 $        --          661,822
                                                                                -----------          -------
    Impact of TIDES                $     1,172        2,841,000
                                   -----------        ---------

Diluted net income per share:
    Net income                     $    34,358       48,409,950      $0.71      $     4,076       45,976,747      $ 0.09
                                   ===========       ==========      =====      ===========       ==========      ======

         For the three months ended September 30, 2001 and 2000, outstanding options to purchase 1,182,680 and 791,803 shares, respectively, of Class A Common Stock at option exercise prices ranging from $41.07 to $59.44 and from $43.31 to $59.44 per share, respectively, were excluded from the computation of diluted net income per share as the options' exercise price was greater than the average market price of the stock.

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

GENERAL

         Founded in 1968, we are the fifth largest radio broadcasting company in the United States based upon revenues derived from the latest edition of BIA Consulting, Inc. We have assembled a nationwide portfolio of 95 stations in 18 markets. Based upon Duncan's Radio Market Guide (2001 ed.), we operate in 10 of the country's top 50 radio markets and our station groups rank among the top three in revenue market share in 15 of the 16 measured markets in which we operate.

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

         We calculate "same station" results by comparing the performance of stations operated by us throughout a relevant period to the comparable performance in the prior year's corresponding period, adjusted for significant changes to sports contracts. "Same station broadcast cash flow margin" is the broadcast cash flow margin of the stations included in our same station calculations.

RESULTS OF OPERATIONS

         The following presents the results of our operations for the nine month and the three month periods ended September 30, 2001 and September 30, 2000, and should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Our results of operations represent the operations of the radio stations owned or operated pursuant to time brokerage agreements or joint sales agreements during the relevant periods.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                            NINE MONTHS ENDED
                                                            -----------------
                                          SEPTEMBER 30, 2000             SEPTEMBER 30, 2001
                                                          (AMOUNTS IN THOUSANDS)
NET REVENUES                                        $260,280                       $249,217
                       Decrease of                  $(11,063)   or        (4.3)%
                       --------------------------------------------------------------------

         Net revenues decreased 4.3% to $249.2 million for the nine months ended September 30, 2001 from $260.3 million for the nine months ended September 30, 2000. On a same station basis, net revenues decreased 5.0% to $248.7 million from $261.9 million. Same station net revenues declined due to a combination of general weakness in the advertising sector, comparisons to the prior year's period in which we experienced 14.5% growth and the effect of the tragic events of September 11, 2001, whereby radio advertising was severely curtailed for several days. The overall decline in net revenues was also affected by acquisitions and divestitures. For the nine-month periods ended September 30, 2001 and 2000, we acquired stations with net revenues of $15.9 million and $5.4 million, respectively. For the nine months ended September 30, 2001, we terminated sports contracts under which we sold advertising of $0.5 million; for the nine months ended September 30, 2000, we divested stations with net revenues of $3.2 million, plus $2.0 million in net revenues from terminated sports contracts under which we sold advertising.

                                                                 NINE MONTHS ENDED
                                                                 -----------------
                                               SEPTEMBER 30, 2000             SEPTEMBER 30, 2001
                                                               (AMOUNTS IN THOUSANDS)
STATION OPERATING EXPENSES                               $155,223                       $153,037
                                Decrease of              $ (2,186)  or         (1.4)%
                                -----------------------------------------------------------------
Percentage of Net Revenues                                   59.6%                          61.4%

         Station operating expenses decreased 1.4% to $153.0 million for the nine months ended September 30, 2001 from $155.2 million for the nine months ended September 30, 2000. On a same station basis, station operating expenses decreased 2.5% to $151.2 million from $155.0 million. Same station operating expenses declined due to: (1) a decrease in sales expense as a result of a decrease in same station net revenues and (2) cost reduction efforts. The overall decrease in station operating expenses was also affected by acquisitions and divestitures. For the nine-month periods ended September 30, 2001 and 2000, we acquired stations with operating expenses of $11.2 million and $5.0 million, respectively. For the nine months ended September 30, 2001, we terminated sports contracts under which we sold advertising, with operating expenses of $1.2 million; for the nine months ended September 30, 2000, we divested stations with operating expenses of $2.3 million, plus $1.7 million in operating expenses from terminated sports contracts under which we sold advertising.


                                                                 NINE MONTHS ENDED
                                                                 -----------------
                                               SEPTEMBER 30, 2000             SEPTEMBER 30, 2001
                                                               (AMOUNTS IN THOUSANDS)
DEPRECIATION AND AMORTIZATION                            $32,147                        $34,681
                                Increase of              $ 2,534    or         7.9%
                                ----------------------------------------------------------------
Percentage of Net Revenues                                  12.4%                          13.9%

         Depreciation and amortization increased 7.9% to $34.7 million for the nine months ended September 30, 2001 from $32.1 million for the nine months ended September 30, 2000. The increase was primarily attributable to our acquisitions, net of divestitures, since January 1, 2000. We expect that the adoption on January 1, 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets," as described more fully under Recent Accounting Pronouncements, will have the impact of reducing our non-cash amortization expense for goodwill and broadcasting licenses and will have a material impact on our financial statements as the amount currently recorded for the amortization of goodwill and broadcasting licenses is significant.

                                                                    NINE MONTHS ENDED
                                                                    -----------------
                                                       SEPTEMBER 30, 2000        SEPTEMBER 30, 2001
                                                                 (AMOUNTS IN THOUSANDS)
CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES                      $9,203                    $9,380
                                                 Increase of       $  177    or     1.9%
                                                 ---------------------------------------------------
Percentage of Net Revenues                                            3.5%                      3.8%

         Corporate general and administrative expenses increased 1.9% to $9.4 million for the nine months ended September 30, 2001 from $9.2 million for the nine months ended September 30, 2000. The increase was primarily attributable to the effect of inflation, offset by cost reduction efforts during the current period. Also included is non-cash stock-based compensation expense of $0.4 million and $0.5 million for the nine months ended September 30, 2001 and 2000, respectively.

                                                                    NINE MONTHS ENDED
                                                                    -----------------
                                                        SEPTEMBER 30, 2000        SEPTEMBER 30, 2001
                                                                 (AMOUNTS IN THOUSANDS)
INTEREST EXPENSE (INCLUDING FINANCING COST OF TIDES)               $34,371                   $27,562
                                            Decrease of            $(6,809)  or     (19.8)%
                                            ---------------------------------------------------------
Percentage of Net Revenues                                            13.2%                     11.1%

Interest expense, including the financing cost of our 6.25% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES), decreased 19.8% to $27.6 million for the nine months ended September 30, 2001 from $34.4 million for the nine months ended September 30, 2000. The decrease in interest expense was attributable to an overall decrease in outstanding indebtedness and a decline in interest rates.

                                                                      NINE MONTHS ENDED
                                                                      -----------------
                                                         SEPTEMBER 30, 2000        SEPTEMBER 30, 2001
                                                                   (AMOUNTS IN THOUSANDS)
INCOME BEFORE INCOME TAXES AND
ACCOUNTING CHANGE                                                  $ 71,134                   $20,531
                                            Decrease of            $(50,603)  or     (71.1)%
                                            ----------------------------------------------------------
Percentage of Net Revenues                                             27.3%                      8.2%

          Income before income taxes and accounting change decreased 71.1% to $20.5 million for the nine months ended September 30, 2001 from $71.1 million for the nine months ended September 30, 2000. The decrease in income before income tax and accounting change was primarily attributable to: (1) the decrease in gain on sale of assets due to the prior year's gain of $41.5 million from the required divestiture of certain of our Kansas City radio stations; (2) the increase in equity loss from unconsolidated affiliate of $2.9 million as the initial investment in this affiliate was made during the later part of the prior year; (3) the recognition of a net loss on derivative instruments of $1.3 million due to the implementation of a new accounting pronouncement described under Recent Accounting Pronouncements; and (4) the other factors described above.

                                                                    NINE MONTHS ENDED
                                                                    -----------------
                                                       SEPTEMBER 30, 2000        SEPTEMBER 30, 2001
                                                                 (AMOUNTS IN THOUSANDS)
NET INCOME                                                         $ 42,563                   $11,625
                                            Decrease of            $(30,938)  or     (72.7)%
                                            ----------------------------------------------------------
Percentage of Net Revenues                                             16.4%                      4.7%

         Net income decreased 72.7% to $11.6 million for the nine months ended September 30, 2001 from $42.6 million for the nine months ended September 30, 2000. The decrease in net income was primarily attributable to: (1) the other factors described above, net of taxes; and (2) the cumulative effect of the accounting change, net of taxes, of $0.6 million.


OTHER DATA                                                             NINE MONTHS ENDED
                                                                       -----------------
                                                         SEPTEMBER 30, 2000        SEPTEMBER 30, 2001
                                                                      (AMOUNTS IN THOUSANDS)
BROADCAST CASH FLOW                                                $105,057                   $96,180
                                            Decrease of            $ (8,877)  or     (8.4)%
                                            ---------------------------------------------------------

         Broadcast cash flow decreased 8.4% to $96.2 million for the nine months ended September 30, 2001 from $105.1 million for the nine months ended September 30, 2000. On a same station basis, broadcast cash flow decreased 8.7% to $97.5 million from $106.8 million primarily due to the decrease in net revenues for the reasons described above under net revenues. The overall decline in broadcast cash flow was also affected by acquisitions and divestitures. For the nine-month periods ended September 30, 2001 and 2000, we acquired stations with broadcast cash flow of $4.8 million and $0.4 million, respectively. For the nine months ended September 30, 2001, we terminated sports contracts under which we sold advertising and incurred a broadcast cash flow deficit of $0.7 million; for the nine months ended September 30, 2000, we divested stations of $0.9 million in broadcast cash flow, plus $0.3 million in broadcast cash flow from terminated sports contracts under which we sold advertising.

                                                           NINE MONTHS ENDED
                                                           -----------------
                                            SEPTEMBER 30, 2000          SEPTEMBER 30, 2001
BROADCAST CASH FLOW MARGIN                              40.4%                         38.6%
                                 Decrease of            (1.8)%   or          (4.4)%
                                 ----------------------------------------------------------

         The broadcast cash flow margin decreased to 38.6% for the nine months ended September 30, 2001 from 40.4% for the nine months ended September 30, 2000. On a same station basis, our broadcast cash flow margin decreased to 39.2% from 40.8%.

                                                             NINE MONTHS ENDED
                                                             -----------------
                                              SEPTEMBER 30, 2000            SEPTEMBER 30, 2001
                                                           (AMOUNTS IN THOUSANDS)
AFTER TAX CASH FLOW                                     $64,380                        $62,998
                                 Decrease of            $(1,382)  or          (2.1)%
                                 -------------------------------------------------------------

         After tax cash flow decreased 2.1% to $63.0 million for the nine months ended September 30, 2001 from $64.4 million for the nine months ended September 30, 2000. The decrease in after tax cash flow was primarily attributable to the decrease in net revenues, net of tax, for the reasons described above, offset by
(1) the decrease in interest expense, net of tax, due to the overall decrease in outstanding indebtedness and the decline in interest rates and (2) the tax benefits from the purchase of radio station assets, net of dispositions, since January 1, 2000. The amount of the deferred income tax expense, excluding the deferred tax benefit from the accounting change, was $12.4 million for the nine months ended September 30, 2001 and $30.5 million, including $16.6 million from the gain on sale of assets, for the nine months ended September 30, 2000.

         The amount of deferred income tax expense reported above may differ from the amount used for purposes of computing after tax cash flow because the amount of deferred income tax expense used in computing after tax cash flow is affected by the elimination of current taxes on gains or losses from the sale of assets, investments and derivative instruments.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                               THREE MONTHS ENDED
                                                               ------------------
                                              SEPTEMBER 30, 2000             SEPTEMBER 30, 2001
                                                             (AMOUNTS IN THOUSANDS)
NET REVENUES                                            $92,462                         $85,136
                                 Decrease of            $(7,326)   or          (7.9)%
                                 --------------------------------------------------------------

         Net revenues decreased 7.9% to $85.1 million for the three months ended September 30, 2001 from $92.5 million for the three months ended September 30, 2000. On a same station basis, net revenues decreased 7.2% to $85.1 million from $91.7 million. Same station net revenues declined due to a general weakness in the advertising sector, comparisons to the prior year's period in which we experienced a growth rate of approximately 8% and the effect of the tragic events of September 11, 2001, whereby radio advertising was severely curtailed for several days. The overall decline in net revenues was also affected by acquisitions and divestitures. For the three-month periods ended September 30, 2001 and 2000, we acquired stations with net revenues of $5.8 million and $2.0 million, respectively. For the three months ended September 30, 2000, we divested stations with net revenues of $0.3 million, plus $1.0 million in net revenues from terminated sports contracts under which we sold advertising.

                                                              THREE MONTHS ENDED
                                                              ------------------
                                             SEPTEMBER 30, 2000              SEPTEMBER 30, 2001
                                                            (AMOUNTS IN THOUSANDS)
STATION OPERATING EXPENSES                              $53,471                         $52,621
                                 Decrease of            $  (850)   or          (1.6)%
                                 ---------------------------------------------------------------
Percentage of Net Revenues                                 57.8%                           61.8%

         Station operating expenses decreased 1.6% to $52.6 million for the three months ended September 30, 2001 from $53.5 million for the three months ended September 30, 2000. On a same station basis, station operating expenses remained flat at $52.6 million. Same station operating expenses remained flat due to: (1) a decrease in sales expense as a result of a decrease in same station net revenues; and (2) cost reduction efforts, offset by inflation. The overall decrease in station operating expenses was also affected by acquisitions and divestitures. For the three-month periods ended September 30,

2001 and 2000, we acquired stations with operating expenses of $3.7 million and $1.4 million, respectively. For the three months ended September 30, 2000, we divested stations with operating expenses of $0.2 million, plus $1.0 million in operating expenses from terminated sports contracts under which we sold advertising.

                                                             THREE MONTHS ENDED
                                                             ------------------
                                             SEPTEMBER 30, 2000              SEPTEMBER 30, 2001
                                                            (AMOUNTS IN THOUSANDS)
DEPRECIATION AND AMORTIZATION                           $11,033                         $11,677
                                 Increase of            $   644    or          5.8%
                                 ---------------------------------------------------------------
Percentage of Net Revenues                                 11.9%                           13.7%

         Depreciation and amortization increased 5.8% to $11.7 million for the three months ended September 30, 2001 from $11.0 million for the three months ended September 30, 2000. The increase was primarily attributable to our acquisitions, net of divestitures, since July 1, 2000. We expect that the adoption on January 1, 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets", as described more fully under Recent Accounting Pronouncements, will have the impact of reducing our non-cash amortization expense for goodwill and broadcasting licenses and will have a material impact on our financial statements as the amount currently recorded for the amortization of goodwill and broadcasting licenses is significant.

                                                             THREE MONTHS ENDED
                                                             ------------------
                                            SEPTEMBER 30, 2000              SEPTEMBER 30, 2001
                                                           (AMOUNTS IN THOUSANDS)
CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES           $2,729                          $2,921
                                 Increase of            $  192     or          7.0%
                                 --------------------------------------------------------------
Percentage of Net Revenues                                 3.0%                            3.4%

         Corporate general and administrative expenses increased 7.0% to $2.9 million for the three months ended September 30, 2001 from $2.7 million for the three months ended September 30, 2000. The increase was primarily attributable to the effect of inflation and the costs associated with an increase in the weighted average number of stations owned during this period as compared to the prior year. Also included is non-cash stock-based compensation expense of $82,000 and $26,000 for the three months ended September 30, 2001 and 2000, respectively.

                                                             THREE MONTHS ENDED
                                                             ------------------
                                             SEPTEMBER 30, 2000             SEPTEMBER 30, 2001
                                                           (AMOUNTS IN THOUSANDS)
INTEREST EXPENSE (INCLUDING FINANCING COST OF TIDES)    $11,441                         $8,663
                                 Decrease of            $(2,778)   or          (24.3)%
                                 --------------------------------------------------------------
Percentage of Net Revenues                                 12.4%                          10.2%

         Interest expense, including the financing cost of our 6.25% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES), decreased 24.3% to $8.7 million for the three months ended September 30, 2001 from $11.4 million for the three months ended September 30, 2000. The decrease in interest expense was primarily attributable to an overall decrease in outstanding indebtedness and a decline in interest rates.

                                                              THREE MONTHS ENDED
                                                              ------------------
                                              SEPTEMBER 30, 2000             SEPTEMBER 30, 2001
                                                            (AMOUNTS IN THOUSANDS)
INCOME BEFORE INCOME TAXES                              $ 55,391                         $6,855
                                 Decrease of            $(48,536)   or          (87.6)%
                                 ---------------------------------------------------------------
Percentage of Net Revenues                                  59.9%                           8.1%

         Income before income taxes decreased 87.6% to $6.9 million for the three months ended September 30, 2001 from $55.4 million for the three months ended September 30, 2000. The decrease in income before income tax was primarily attributable to: (1) the decrease in gain on sale of assets of $41.5 million from the required divestiture of certain of our Kansas City radio stations in the prior year; (2) the recognition of a net loss on derivative instruments of $1.4 million primarily due to the implementation of a new accounting pronouncement described under Recent Accounting Pronouncements; (3) an equity loss from unconsolidated affiliate of $1.0 million as the initial investment in this affiliate was made during the later part of the previous year; and (4) the other factors described above.

                                                              THREE MONTHS ENDED
                                                              ------------------
                                              SEPTEMBER 30, 2000             SEPTEMBER 30, 2001
                                                            (AMOUNTS IN THOUSANDS)
NET INCOME                                              $ 33,186                         $4,076
                                Decrease of             $(29,110)   or          (87.7)%
                                ----------------------------------------------------------------
Percentage of Net Revenues                                  35.9%                           4.8%

         Net income decreased 87.7% to $4.1 million for the three months ended September 30, 2001 from $33.2 million for the three months ended September 30, 2000. The decrease in net income was primarily attributable to the factors described above, net of taxes.

OTHER DATA                                                   THREE MONTHS ENDED
                                                             ------------------
                                             SEPTEMBER 30, 2000              SEPTEMBER 30, 2001
                                                           (AMOUNTS IN THOUSANDS)
BROADCAST CASH FLOW                                     $38,991                         $32,515
                                 Decrease of            $(6,476)   or          (16.6)%
                                 --------------------------------------------------------------

         Broadcast cash flow decreased 16.6% to $32.5 million for the three months ended September 30, 2001 from $39.0 million for the three months ended September 30, 2000. On a same station basis, broadcast cash flow decreased 16.7% to $32.5 million from $39.1 million as same station net revenues declined for the reasons described under net revenues. The overall decline in broadcast cash flow was also affected by acquisitions and divestitures. For the three-month periods ended September 30, 2001 and 2000, we acquired stations that had broadcast cash flow of $2.0 million and $0.6 million, respectively. For the three months ended September 30, 2000, we divested stations that had broadcast cash flow of $0.1 million.

                                                          THREE MONTHS ENDED
                                                          ------------------
                                          SEPTEMBER 30, 2000               SEPTEMBER 30, 2001
BROADCAST CASH FLOW MARGIN                              42.2%                           38.2%
                                 Decrease of            (4.0)%     or          (9.4)%
                                 ------------------------------------------------------------

         The broadcast cash flow margin decreased 9.4% to 38.2% for the three months ended September 30, 2001 from 42.2% for the three months ended September 30, 2000. On a same station basis, our broadcast cash flow margin decreased to 38.2% from 42.6%.

                                                              THREE MONTHS ENDED
                                                              ------------------
                                             SEPTEMBER 30, 2000              SEPTEMBER 30, 2001
                                                            (AMOUNTS IN THOUSANDS)
AFTER TAX CASH FLOW                                     $24,296                         $21,533
                                 Decrease of            $(2,763)   or          (11.4)%

         After tax cash flow decreased 11.4% to $21.5 million for the three months ended September 30, 2001 from $24.3 million for the three months ended September 30, 2000. After tax cash flow was negatively affected by the decrease in net revenues for the reasons described under net revenues, offset by: (1) the decrease in interest expense, net of tax, due to the overall decrease in outstanding indebtedness and the decline in interest rates and (2) the tax benefits from the purchase of radio station assets since July 1, 2000, net of divestitures. The amount of the deferred income tax expense was $3.7 million for the three months ended September 30, 2001. The amount of the deferred income tax expense was $21.4 million for the three months ended September 30, 2000, including $16.6 million from the gain on sale of assets.

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

         Net cash flows provided by operating activities were $57.2 million and $39.2 million for the nine months ended September 30, 2001 and 2000, respectively. Changes in our net cash flows provided by operating activities are primarily a result of changes in advertising revenues and station operating expenses, which are affected by the acquisition and disposition of radio stations during those periods. For the nine months ended September 30, 2001, cash flows provided by operating activities were only marginally affected by a $1.4 million increase in accounts receivable as compared to a $23.2 million increase in accounts receivable for the nine months ended September 30, 2000 primarily due to the Sinclair acquisition.

         Net cash flows used in investing activities were $12.5 million and $57.5 million for the nine months ended September 30, 2001 and 2000, respectively. Net cash flows used in financing activities were $45.1 million for the nine months ended September 30, 2001 and net cash flows provided by financing activities were $20.8 million for the nine months ended September 30, 2000. The cash flows for the nine months ended September 30, 2001 reflect additions to property and equipment, investments consummated and the net increase in payments of long-term debt. The cash flows for the nine months ended September 30, 2000 reflect acquisitions and investments consummated and the net increase in borrowings.

         During the nine months ended September 30, 2001, we reduced our outstanding debt by $47.9 million. We also increased the amount of investments by $5.7 million. As of September 30, 2001, we had $413.0 million of borrowings outstanding under our bank facility in addition to an outstanding letter of credit in the amount of $5.8 million. We expect to use the credit available under the revolving credit facility to fund future acquisitions.

         In addition to debt service and quarterly distributions under the TIDES, our principal liquidity requirements are for working capital and general corporate purposes, including capital expenditures, and, if appropriate opportunities arise, acquisitions of additional radio stations. Capital expenditures for the nine months ended September 30, 2001, were $6.2 million, which included the balance of a $2.0 million commitment as of December 31, 2000, to fund construction of a studio relocation project. We estimate that additional capital expenditures for the balance of the fiscal year 2001 will be between $3.0 and $4.0 million. We believe that cash from operating activities, together with available revolving borrowings under our bank facility, should be sufficient to permit us to meet our financial obligations and fund our operations. However, we may require additional financing for future acquisitions, if any, and we cannot assure you that we will be able to obtain such financing on terms considered favorable by us.

         We entered into our bank facility as of December 16, 1999, with a syndicate of banks for $650.0 million in senior debt consisting of: (1) $325.0 million in a reducing revolving credit facility, $88.0 million of which was drawn as of September 30, 2001 and (2) $325.0 million in a multi-draw term loan that was fully drawn as of September 30, 2000. Our bank facility was established to: (1) refinance existing indebtedness; (2) provide working capital; and (3) fund corporate acquisitions. At our election, interest on any outstanding principal accrues at a rate based on either LIBOR plus a spread that ranges from 0.75% to 2.375% or on the prime rate plus a spread of up to 1.125%, depending on our leverage ratio. Under the bank facility, the reducing revolving credit facility and the multi-draw term loan mature on September 30, 2007 and reduce on a quarterly basis beginning September 30, 2002 in quarterly amounts that vary from $12.2 million to $16.3 million for each loan. Our bank facility requires us to comply with certain financial covenants and leverage ratios that are defined terms within the agreement. We believe we are in compliance with the covenants and leverage ratios. Under our bank facility, as amended on May 31, 2001, the period through which we may solicit additional incremental loans up to $350.0 million, subject to syndicate approval, and such additional loans to be governed under the same terms as the Term Loan, has been extended to December 31, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations." Statement No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Statement No. 141 is effective for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement No. 141 also changes the criteria to recognize intangible assets apart from goodwill. We adopted this statement on July 1, 2001. We have historically used the purchase method to account for all business combinations and the adoption of this statement did not have an impact on our financial position, cash flows or results of operations.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" that requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is greater than its fair value. This statement, which applies to goodwill and certain other intangible assets acquired prior to June 30, 2001, will be adopted by us on January 1, 2002. We expect that adoption of this accounting standard on January 1, 2002 will have the impact of reducing our non-cash amortization expense for goodwill and broadcasting licenses and will have a material impact on our financial statements as the amount currently recorded for the amortization of goodwill and broadcasting licenses is significant. In addition, upon adoption, we will perform the first of the required impairment tests of goodwill and broadcasting licenses that may result in future periodic write-downs. We have not yet determined what the effect of these tests will be on our financial position, cash flows or results of operations.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset. We do not believe that the adoption of this statement will materially impact our financial position, cash flows or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This statement provides guidance on financial accounting and reporting for the impairment or disposal of long-lived assets. Adoption of this statement by us will be effective on January 1, 2002. We do not believe that the adoption of this statement will materially impact our financial position, cash flows or results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our bank facility requires us to protect ourselves from interest rate fluctuations through the use of derivative rate hedging instruments. As a result, we have entered into various interest rate transactions with various banks, which we define as "Rate Hedging Transactions", designed to mitigate our exposure to significantly higher floating interest rates. A rate cap agreement establishes an upper limit or "cap" for the base LIBOR rate and a rate floor agreement establishes a lower limit or "floor" for the base LIBOR rate. Several of the agreements cover a rate cap and a rate floor and have been entered into simultaneously with the same bank. Swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and the bank pay to us a variable rate equal to three-month LIBOR. As of September 30, 2001, we have Rate Hedging Transactions in place for a total notional amount of $263.0 million.

         All of the Rate Hedging Transactions are tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The valuation of each of the Rate Hedging Transactions is affected by the change in the three-month LIBOR rate and the remaining term of the agreement. Any increase in the three-month LIBOR rate results in a more favorable valuation, while any decrease in the three-month LIBOR rate results in a less favorable valuation for each of the Rate Hedging Transactions. For the nine months ended September 30, 2001, we recognized a net loss on derivative instruments in the statement of operations and unrealized net loss on hedged derivatives in the statement of other comprehensive income as these net losses were negatively affected by a decrease in the three-month LIBOR rate at September 30, 2001, as compared to December 31, 2000, offset by a reduction in the average remaining period under each of the outstanding Rate Hedging Transactions.

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

         We entered into a preliminary agreement on February 6, 1996, to acquire the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation ("Royce"), subject to approval by the FCC, for a purchase price of $25.0 million. Notwithstanding efforts by us to pursue this transaction, Royce has been non-responsive. On July 28, 1999, we commenced a legal action seeking to enforce this agreement, and subsequently Royce filed a cross-complaint against us asking for treble damages, an injunction, attorney's fees and costs and filed a separate action against our President. This separate action against our President was dismissed without leave to amend in February 2000. In addition, portions of Royce's cross-complaint have been dismissed and we are pursuing legal action against Royce and seeking dismissal of the remaining portions of the cross-complaint. We estimate that the impact of an unfavorable outcome will not materially impact our financial position, results of operations or cash flows. However, we cannot determine if and when the transaction might occur.

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

         In December 2000, the U.S. Copyright Office, under the Digital Millennium Copyright Act, issued a final rule that AM and FM radio broadcast signals transmitted simultaneously over a digital communications network, are subject to the sound recording copyright owner's exclusive right of performance. This would result in the imposition of license fees for Internet streaming and other digital media. As a result of this decision, we are now participating in an arbitration proceeding at the U.S. Copyright Office to determine the amount of the fees that are due from the use of sound recordings in Internet streaming. We, along with other broadcasters and the National Association of Broadcasters ("NAB"), previously commenced a legal action in New York challenging the imposition of these license fees. This New York action has been withdrawn and we commenced a legal action, together with other radio broadcasters, seeking declaratory relief as to the impact of the final rule of the Copyright Office. The court in this action has recently upheld the Copyright Office decision. We, along with other broadcasters and the NAB, have decided to pursue an appeal of this decision. We cannot determine the likelihood of success of this appeal. We estimate that the impact of an unfavorable determination will not materially impact our financial position, results of operations or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None to report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None to report

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

10.07 First Amendment to Credit Agreement, dated as of May 31, 2001, among Entercom Radio, LLC, as the Borrower, the Registrant, as a Guarantor, Banc of America Securities LLC, as Sole Lead
                  Arranger and Book Manager, Key Corporate Capital, Inc., as
                  Administrative Agent, and Co-Documentation Agent, Bank of
                  America, N.A., as Syndication Agent, and Co-Documentation
                  Agent and the Financial Institutions listed therein (2)

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


   (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-61381)

   (2) Incorporated by reference to the Registrant's Quarterly Report on Form 10Q. (File No. 001-14461)

   (3) Incorporated by reference to the Registrant's Registration Statement on Form S-1. (File No. 333-86397)

   (4) Incorporated by reference to the Registrant's Current Report on Form 8-K. (File No. 001-14461)

   (b) Reports filed on Form 8-K

         On July 31, 2001, we filed an 8-K, reporting under Item 9, Regulation FD Disclosure, for the purpose of presenting selected, unaudited, pro forma financial data for the quarterly periods from January 1, 2000 through March 31, 2001 along with the calendar period 2000, as adjusted to reflect the termination of certain sports contracts.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ENTERCOM COMMUNICATIONS CORP.
                                    (Registrant)



Date:   November 9, 2001             /s/ Joseph M. Field
                                    --------------------------------------------
                                    Name: Joseph M. Field
                                    Title: Chief Executive Officer



Date:   November 9, 2001             /s/ David J. Field
                                    --------------------------------------------
                                    Name: David J. Field
                                    Title: President and Chief Operating Officer



Date:   November 9, 2001             /s/ Stephen F. Fisher
                                    --------------------------------------------
                                    Name: Stephen F. Fisher
                                    Title: Executive Vice President and Chief
                                    Financial Officer