Form 10-K
period 2001-12-31
ENTERCOM COMMUNICATIONS CORP
filed 2002-02-11
CIK 1067837

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from __________to ___________

                        COMMISSION FILE NUMBER: 001-14461
                                                _________

                          Entercom Communications Corp.
             ______________________________________________________
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

              TITLE OF EACH CLASS                                            NAME OF EXCHANGE ON WHICH REGISTERED
  Class A Common Stock, par value $.01 per share                                    New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [ ]

         As of January 31, 2002, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $1,352,339,427 based on the closing price of $47.85 on the New York Stock Exchange on such date.

         Class A Common Stock, $.01 par value 34,829,917 Shares Outstanding as of January 31, 2002
         Class B Common Stock, $.01 par value 10,531,805 Shares Outstanding as of January 31, 2002

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                          ENTERCOM COMMUNICATIONS CORP.

                                TABLE OF CONTENTS

                                                                                                                         Page
                                                                                                                         ----
PART I

Item 1.       Business.............................................................................................         1
Item 2.       Properties and Facilities............................................................................        16
Item 3.       Legal Proceedings....................................................................................        16
Item 4.       Submission of Matters to a Vote of Security Holders..................................................        17

PART II

Item 5.       Market for Registrant's Common Equity and Related Shareholder Matters................................        18
Item 6.       Selected Consolidated Financial Data.................................................................        18
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations................        23
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk...........................................        39
Item 8.       Consolidated Financial Statements and Supplementary Data.............................................        39
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................        39

PART III

Item 10.      Directors and Executive Officers of the Registrant...................................................        39
Item 11.      Executive Compensation...............................................................................        42
Item 12.      Security Ownership of Certain Beneficial Owners and Management.......................................        44
Item 13.      Certain Relationships and Related Transactions.......................................................        46

PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K......................................        47

                               CERTAIN DEFINITIONS

         Unless the context requires otherwise, all references in this report to "Entercom," "we," "us," "our" and similar terms refer to Entercom Communications Corp. and its consolidated subsidiaries, excluding Entercom Communications Capital Trust.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This report may contain forward-looking statements and certain pro forma information that is presented for illustrative purposes only, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future results and events. You can identify these forward-looking statements by our use of words such as "anticipates," "believes," "continues," "expects," "intends," "likely," "may," "opportunity," "plans," "potential," "project," "will," and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. The pro forma information reflects adjustments and is presented for comparative purposes only and does not purport to be indicative of what has occurred or is indicative of future operating results or financial position.

         These risks, uncertainties and factors include, but are not limited to:

         - the highly competitive nature of, and uncertain effect of new technologies on, the radio broadcasting industry;

         -        the risks associated with our acquisition strategy generally;

         - the control of us by Joseph M. Field and members of his immediate family;

         - our vulnerability to changes in federal legislation or regulatory policy;

         -        our dependence on our Seattle radio stations; and

         - the other factors described in Item 7. " Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                    INFORMATION ABOUT STATION AND MARKET DATA

       For this report:

         - We obtained the following data from Duncan's Radio Market Guide (2001 ed.):

                  -        2000 market rank by metro population; and

                  -        2000 market rank by radio revenue.

         - We derived audience share and audience rank in target demographic data from surveys of persons, listening Monday through Sunday, 6 a.m. to 12 midnight, in the indicated demographic, as set forth in the Fall 2001 Radio Market Report published by The Arbitron Ratings Company.

         - Our rank in the radio broadcasting industry is derived from figures published on January 7, 2002 by BIA Consulting, Inc.

                                     PART I

ITEM 1.       BUSINESS

OVERVIEW

         We are one of the five largest radio broadcasting companies in the United States based upon 2000 revenues pro forma for pending acquisitions. We have assembled, after giving effect to the pending acquisitions of three stations in the Denver market and two stations in the Greensboro market, a nationwide portfolio of 100 stations in 19 markets, including 11 of the country's top 50 radio revenue markets. Our station groups, including pending acquisitions, rank among the top three in revenue market share in 18 of the 19 markets in which we operate. Over 85% of our revenues are derived from markets where we ranked as either first or second in market radio revenues.

         We operate a wide range of formats in geographically diverse markets across the United States. Our largest markets, in order of our 2001 revenues, including pro forma revenues for pending acquisitions, are Seattle, Boston, Kansas City, Sacramento, Portland, New Orleans and Denver.

OUR ACQUISITION STRATEGY

         Through our disciplined acquisition strategy, we seek to (1) build top-three station clusters principally in large growth markets and (2) acquire underdeveloped properties that offer the potential for significant improvements in revenues and broadcast cash flow through the application of our operational expertise. Although we typically focus on radio stations in top 50 markets, we also acquire stations in top 75 markets that meet the above criteria.

OUR OPERATING STRATEGY

         The principal components of our operating strategy are to:

         - Develop Market Leading Station Clusters. We are among the three largest clusters, based on 2000 revenues pro forma for pending acquisitions, in 18 of our 19 markets. Over 85% of our revenues are derived from markets where we are ranked as either first or second in market radio revenues. To enhance our competitive position, we strategically align our stations' formats and sales efforts within each market to optimize their performance, both individually and collectively.

         - Recruit, Develop, Motivate And Retain Superior Employees. We believe that station operators differentiate themselves from their peers primarily through their ability to recruit, develop, motivate and retain superior management, programming and sales talent. Accordingly, we strive to establish a compelling corporate culture that is attractive to superior performers. We encourage our stations to build strong community bonds through local and company-wide community service programs, which facilitate strong local business relationships and provide employees with opportunities for enhanced job fulfillment. We offer competitive compensation packages with performance-based incentives for our key employees. We utilize best practices to facilitate development and implementation of advantageous operational tools and strategies. In addition, we provide employees with opportunities for personal growth and advancement through training, seminars and other educational programs.

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

         - Leverage Station Clusters To Capture Greater Share Of Advertising Revenue. We believe radio will continue to gain revenue share from other media. As a result of deregulation in the radio broadcasting industry, operators can now create radio station clusters that have the critical mass of audience reach and marketing resources necessary to pursue incremental advertising and promotional revenues more aggressively. We continue to capitalize on this opportunity by developing specialized teams in many of our markets to work with advertisers to create and develop marketing programs and solutions across our multi-station market clusters. Over 85% of our revenues are derived from markets where we ranked as either first or second in market radio revenues. In 2001, as in 2000, we gained revenue market share in the majority of the markets in which we operate and for the company as a whole.

         - Acquire And Develop Under-Performing Stations. We seek to acquire and develop under-performing stations, which has often enabled us to achieve superior same station revenue and broadcast cash flow growth. We utilize a variety of techniques to develop underachieving properties. These techniques include: strategic market research and analysis; management enhancements; improved sales training and techniques; technical upgrades; programming and marketing enhancements; refocused expenditures; and facility consolidations.

         - Maximize Technical Capabilities. We seek to operate stations with the strongest signals in their respective markets. In addition, on various occasions we have identified opportunities to acquire and upgrade low-powered or out-of-market stations and transform them into competitive signals, thus increasing their value significantly.

OUR CORPORATE HISTORY

         Our Chairman of the Board and Chief Executive Officer, Joseph M. Field, founded Entercom in 1968 on the conviction that FM broadcasting, then in its infancy, would surpass AM broadcasting as the leading aural medium. In the mid-1980's, with FM at critical mass, we began a deliberate multi-year effort to enhance our operations at both the corporate and station levels by changing or adjusting program formats to appeal to mainstream audiences in order to compete for greater shares of audience and advertising dollars in our markets. With the advent of the duopoly rules in 1992, which permitted expansion of ownership in a market from one to two stations in each radio band, we began to "double up" in our markets. Since the passage of the Telecommunications Act of 1996, which permitted ownership of up to eight radio stations in most major markets, we have pursued a creative acquisition and development strategy by which we have acquired multiple stations in markets where we identified opportunities to improve station operating performance and to develop market leading clusters. We have taken advantage of the Telecommunications Act of 1996 by capitalizing on these opportunities, as a significant amount of our growth has occurred during the past five years.

OUR STATION PORTFOLIO

         The following table sets forth selected information about our portfolio of radio stations and gives effect to our pending acquisitions:

                         2000 MARKET RANK
                                                                                                     AUDIENCE     AUDIENCE
                          METRO      RADIO      YEAR                                      TARGET       SHARE        RANK
   MARKET/ STATION     POPULATION   REVENUE   ACQUIRED              FORMAT             DEMOGRAPHIC    IN TARGET DEMOGRAPHIC
   ---------------     ----------   -------   --------              ------             -----------    ---------------------
BOSTON, MA                  8          8
  WEEI-AM                                       1998   } Sports Talk                    Men 25-54       6.1          4
  WVEI-AM (1)                                   1999
  WRKO-AM                                       1998     Talk                          Adults 25-54     2.7       13 (tie)
  WAAF-FM                                       1999     Active Rock                    Men 18-34      10.4          2
  WQSX-FM                                       1999     Rhythmic Adult Contemporary   Women 25-54      5.7          4

SEATTLE, WA (2)            14          13
  KBSG-AM/FM                                    1996     Oldies                        Adults 25-54     4.5          5
  KIRO-AM                                       1997     News/Talk/Sports              Adults 25-54     7.7          1
  KQBZ-FM                                       1997     Talk                           Men 25-54       4.7          5
  KISW-FM                                       1997     Classic Rock                   Men 25-54       5.8          3
  KMTT-FM                                       1973     Adult Rock                    Adults 25-54     4.1          6

                         2000 MARKET RANK
                                                                                                     AUDIENCE     AUDIENCE
                          METRO      RADIO      YEAR                                      TARGET       SHARE        RANK
   MARKET/ STATION     POPULATION   REVENUE   ACQUIRED              FORMAT             DEMOGRAPHIC    IN TARGET DEMOGRAPHIC
   ---------------     ----------   -------   --------              ------             -----------    ---------------------
  KNWX-AM                                       1997     News/Business                 Adults 35-64     1.5          20
  KNDD-FM                                       1996     Modern Rock                    Men 18-34       8.0          3

DENVER, CO                 23          15
  KOSI-FM                                     pending    Adult Contemporary            Women 25-54     10.1          2
  KKHK-FM                                     pending    Classic Rock                   Men 25-54       3.7          7
  KEZW-AM                                     pending    Nostalgia                     Adults 35-64     1.8          14

PORTLAND, OR               25          22
  KFXX-AM                                       1998   } Sports Talk                    Men 25-54       2.6          14
  KSLM-AM (3)                                   1998
  KGON-FM                                       1995     Classic Rock                   Men 25-54      10.0          1
  KKSN-AM                                       1995     Nostalgia                     Adults 35-64     0.7          23
  KKSN-FM                                       1998     Oldies                        Adults 25-54     4.8       6 (tie)
  KNRK-FM                                       1995     Modern Rock                    Men 18-34       9.9       2 (tie)
  KRSK-FM                                       1998     Hot Adult Contemporary        Women 25-54      6.1          5

SACRAMENTO, CA             29          27
  KCTC-AM                                       1998     Nostalgia                     Adults 35-64     1.6          17
  KRXQ-FM                                       1997     Active Rock                    Men 18-34      13.1          1
  KSEG-FM                                       1997     Classic Rock                   Men 25-54       6.5          4
  KSSJ-FM                                       1997     Smooth Jazz                   Adults 25-54     5.9       2 (tie)
  KDND-FM                                       1997     Contemporary Hit Radio        Women 18-34      6.7       4 (tie)

KANSAS CITY, MO            30          29
  KMBZ-AM                                       1997     News/Talk/ Sports              Men 25-54       5.9          5
  KUDL-FM                                       1998     Adult Contemporary            Women 25-54      7.9          2
  KYYS-FM                                       1997     Album Oriented Rock            Men 25-54       8.1          2
  WDAF-AM                                       1998     Country                       Adults 35-64     5.1          6
  KWSJ-AM (4)                                   1999     Spanish                       Adults 25-54   nmf (7)     nmf (7)
  KXTR-AM (4)                                   1999     Classical                     Adults 25-54     0.3       23 (tie)
  KQRC-FM                                       2000     Active Rock                    Men 18-34      23.2          1
  KCIY-FM                                       2000     Smooth Jazz                   Adults 25-54     3.7          15
  KRBZ-FM                                       2000     Hot Adult Contemporary        Women 18-34      6.3          7

MILWAUKEE, WI              31          34
  WEMP-AM                                       1999     Religious                     Adults 35-64     0.4       nmf (7)
  WMYX-FM                                       1999     Adult Contemporary            Women 25-54     10.1          2
  WXSS-FM                                       1999     Contemporary Hit Radio        Women 18-34     10.6          4

NORFOLK, VA                36          42
  WPTE-FM                                       1999     Modern Adult Contemporary     Women 25-54      5.7          7
  WWDE-FM                                       1999     Adult Contemporary            Women 25-54     12.5          1
  WVKL-FM                                       1999     Urban Adult Contemporary      Women 25-54      7.2          4
  WNVZ-FM                                       1999     Contemporary Hit Radio        Women 18-34      9.4          4

NEW ORLEANS, LA            41          40
  WSMB-AM                                       1999     Talk                          Adults 35-64     0.7       19 (tie)
  WWL-AM                                        1999     News/Talk/Sports               Men 25-54      12.8          1

                         2000 MARKET RANK
                                                                                                     AUDIENCE     AUDIENCE
                          METRO      RADIO      YEAR                                      TARGET       SHARE        RANK
   MARKET/ STATION     POPULATION   REVENUE   ACQUIRED              FORMAT             DEMOGRAPHIC    IN TARGET DEMOGRAPHIC
   ---------------     ----------   -------   --------              ------             -----------    ---------------------
  WEZB-FM                                       1999     Contemporary Hit Radio        Women 18-34      7.9          3
  WLMG-FM                                       1999     Adult Contemporary            Women 25-54      9.1          3
  WKZN-FM                                       1999     Hot Adult Contemporary        Women 18-49      4.5          7
  WTKL-FM                                       1999     Oldies                        Adults 25-54     4.8          8

GREENSBORO, NC             42          51
  WMQX-FM                                       1999     Oldies                        Adults 25-54     6.7          4
  WJMH-FM                                       1999     Urban Contemporary            Adults 18-34    16.1          1
  WEAL-AM                                       1999     Gospel                        Adults 35-64     1.0       17 (tie)
  WQMG-FM                                       1999     Urban Adult Contemporary      Adults 25-54     8.0          2
  WKSI-FM                                     pending    Hot Adult Contemporary        Women 25-54      5.6          6
  WPET-AM                                     pending    Religious                     Adults 35-64     0.3       nmf (7)

BUFFALO, NY                45          45
  WBEN-AM                                       1999     News/Talk                      Men 25-54       6.8          5
  WTSS-FM                                       1999     Adult Contemporary            Women 25-54      9.9       3 (tie)
  WWKB-AM                                       1999     Business News                 Adults 35-64     0.4          25
  WKSE-FM                                       1999     Contemporary Hit Radio        Women 18-34     21.1          1
  WGR-AM                                        1999     Sports/Talk                    Men 25-54       5.6       6 (tie)
  WWWS-AM                                       1999     Urban Oldies                  Adults 25-54     1.0          15

MEMPHIS, TN                46          41
  WMBZ-FM                                       1999     Modern Adult Contemporary     Women 18-34      7.2       3 (tie)
  WJCE-AM                                       1999     Nostalgia                     Adults 35-64     1.2       21 (tie)
  WRVR-FM                                       1999     Adult Contemporary            Women 25-54      6.8          4

ROCHESTER, NY              52          53
  WBZA-FM                                       1998     80's - based Adult            Women 25-54      4.8          7
                                                         Contemporary
  WBEE-FM                                       1998     Country                       Adults 25-54    13.5          1
  WBBF-AM/FM                                    1998     Oldies                        Adults 25-54     2.4          12

GREENVILLE/
SPARTANBURG, SC            58          56
  WFBC-FM                                       1999     Contemporary Hit Radio        Women 18-34     11.4       1 (tie)
  WSPA-FM                                       1999     Adult Contemporary            Women 25-54      9.7        3 tie
  WYRD-AM (5)                                   1999   } News/Talk                     Adults 25-54     4.5          7
  WORD-AM (5)                                   1999
  WSPA-AM                                       1999     Full Service/ Talk            Adults 35-64     0.7       23 (tie)
  WOLI-FM (5)                                   1999   } 80's - based Adult            Women 25-54      4.3          8
  WOLT-FM (5)                                   1999     Contemporary

WILKES-BARRE/
SCRANTON, PA              64          71
  WGBI-AM (6)                                   1999
  WOGY-AM (6)                                   1999   } News/Talk/Sports              Adults 35-64     2.6       7 (tie)
  WILK-AM (6)                                   1999


                         2000 MARKET RANK
                                                                                                     AUDIENCE     AUDIENCE
                          METRO      RADIO      YEAR                                      TARGET       SHARE        RANK
   MARKET/STATION      POPULATION   REVENUE   ACQUIRED              FORMAT             DEMOGRAPHIC    IN TARGET DEMOGRAPHIC
   --------------      ----------   -------   --------              ------             -----------    ---------------------
  WGGI-FM (6)                                   1999   } Country                       Adults 25-54    12.2          1
  WGGY-FM (6)                                   1999
  WKRZ-FM (6)                                   1999   } Contemporary Hit Radio        Women 18-49     16.9          1
  WKRF-FM (6)                                   2000
  WBZJ-FM (6)                                   1999   } 80's - based Adult            Women 25-54      6.6          4
                                                         Contemporary
  WBZH-FM (6)                                   1999

WICHITA, KS                84          72
  KEYN-FM                                       2000     Oldies                        Adults 25-54     5.8          5
  KFBZ-FM                                       2000     Hot Adult Contemporary        Women 25-54      4.2       8 (tie)
  KQAM-AM                                       2000     Sports                         Men 25-54       2.6          16
  KFH-AM                                        2000     Talk                           Men 25-54       6.1          4
  KNSS-AM                                       2000     News                          Adults 25-54     3.3          14
  KDGS-FM                                       2000     Rhythmic Contemporary Hit     Adults 18-34     9.0       2 (tie)
                                                         Radio
  KWSJ-FM                                       2000     Smooth Jazz                   Women 25-54      1.8          18

GAINESVILLE/OCALA, FL      90         127
  WKTK-FM                                       1986     Adult Contemporary            Women 25-54     14.3          1
  WSKY-FM                                       1998     News/Talk                     Adults 25-54     7.6       3 (tie)

MADISON, WI                120         67
  WOLX-FM                                       2000     Oldies                        Adults 25-54     6.3          5
  WMMM-FM                                       2000     Adult Alternative             Adults 25-54     6.1          6
  WBZU-FM                                       2000     80's - based Adult            Women 25-54      3.0          9
                                                         Contemporary

LONGVIEW/KELSO, WA         N/A        N/A
  KBAM-AM                                       1998     Country                       Adults 25-54     n/a         n/a
  KEDO-AM                                       1997     Oldies                        Adults 25-54     n/a         n/a
  KLYK-FM                                       1997     Adult Contemporary            Women 25-54      n/a         n/a
  KRQT-FM                                       1998     Classic Rock                   Men 25-54       n/a         n/a


(1) Station competes in the adjacent community of Worcester, Massachusetts and simulcasts virtually all of the programming of WEEI-AM.

(2) We also sell substantially all of the advertising time of a sixth FM station in the Seattle market under a joint sales agreement. On February 1, 2002, we entered into an agreement to terminate, effective February 28, 2002, the joint sales agreement that was due to expire on June 30, 2002.

(3) KSLM-AM is licensed to Salem, Oregon, within the Portland market and simulcasts KFXX-AM programming.

(4) The FCC rules require that by the end of a five-year transition period, that ends in October 2006, we must elect to operate only one of the two stations and surrender the other station to the FCC. However, we may be required to make this election as early as May 2003.

(5)      Each of the following groups of stations simulcast their programming:
         WYRD-AM and WORD-AM; and WOLI-FM and WOLT-FM.

(6)      Each of the following groups of stations simulcast their programming:
         WGBI-AM, WOGY-AM and WILK-AM; WGGI-FM and WGGY-FM; WKRZ-FM and WKRF-FM; and WBZJ-FM and WBZH-FM.

(7)      Fall 2001 ratings data not statistically meaningful.

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

         Radio station operators are subject to the possibility of another station changing programming formats to compete directly for listeners and advertisers or launching an aggressive promotional campaign in support of an already existing competitive format. If a competitor, particularly one with substantial financial resources, were to attempt to compete in either these fashions, the broadcast cash flow of our affected station could decrease due to increased promotional and other expenses and/or lower advertising revenues. There can be no assurance that any one of our radio stations will be able to maintain or increase its current audience ratings and radio advertising revenue market share.

         The operation of a radio broadcast station requires a license from the FCC. The number of radio stations that can operate in a given market is limited by strict AM interference criteria and the availability of FM radio frequencies allotted by the FCC to communities in that market. The number of stations that a single entity may operate in a market is further limited by the FCC's multiple ownership rules that regulate the number of stations serving the same area that may be owned or controlled by a single entity. However, the FCC announced on November 8, 2001 that it is in the process of examining and amending its rules and policies on ownership and operation of multiple local radio stations. The FCC has established interim rules for the review of pending applications. The impact that these new rules will have on our business is uncertain.

         Our stations compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media such as newspapers, magazines, over-the-air and cable television, outdoor advertising and direct mail. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced such as (1) satellite-delivered digital audio radio service, which has resulted in the near term introduction of new subscriber based satellite radio services with numerous niche formats; (2) audio programming by cable systems, direct broadcast satellite systems, Internet content providers, personal communications services and other digital audio broadcast formats; and (3) in-band on-channel digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services. The FCC adopted a plan in 1999 for the establishment of "microbroadcasting" stations, low-powered FM stations that will be designed to serve small localized areas and that in some localized areas may cause interference with regular broadcasts by existing radio stations. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact discs. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurances, however, that this historical growth will continue or that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

         The FCC has adopted licensing and operating rules for satellite delivered audio and in April 1997 awarded two licenses for this service. Satellite delivered audio may provide a medium for the delivery by satellite or supplemental terrestrial means of multiple new audio programming formats to local and/or national audiences. XM Satellite Radio launched its commercial service on September 25, 2001 and Sirius Satellite Radio is scheduled to launch service in 2002. Digital technology also may be used in the future by terrestrial radio broadcast stations either on existing or alternate broadcasting frequencies, and the FCC has stated that it will consider making changes to its rules to permit AM and FM radio stations to offer digital signals following industry analysis of technical standards. In addition, the FCC has authorized an additional 100 kHz of bandwidth for the AM band and has allotted frequencies in this new band to certain existing AM station licensees that applied for migration to the expanded AM band, subject to the requirement that at the end of a transition period, those licensees return to the FCC either the license for their existing AM band or for the expanded AM band. Upon the completion of the migration process, it is expected that some AM stations will have improved coverage because of reduced interference. We have not yet evaluated the impact of the migration process on our business but do not believe that such impact, if any, will be material.

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

         The following table sets forth the metropolitan market served (city of license may differ), call letters, FCC license classification, antenna height above average terrain ("HAAT"), power, frequency and FCC license expiration date of each of the stations that we own or operate and gives effect to our consummation of our pending acquisitions.

                                    FCC       HAAT                           POWER IN   EXPIRATION DATE OF
MARKET                STATION      CLASS   (IN METERS)      FREQUENCY      KILOWATTS(1)    FCC LICENSE
------               --------      -----   -----------      ---------      ------------    -----------
Boston, MA         WEEI-AM           B          *            850   kHz          50      April 1, 2006
                   WRKO-AM           B          *            680   kHz          50      April 1, 2006
                   WAAF-FM           B         239         107.3   MHz          20      April 1, 2006
                   WQSX-FM           B         179          93.7   MHz          34      April 1, 2006
                   WVEI-AM           B          *           1440   kHz          5       April 1, 2006

Seattle, WA        KBSG-AM           B          *           1210   kHz     27.5-D/10-N  February 1, 2006
                   KBSG-FM           C         729          97.3   MHz          55      February 1, 2006
                   KIRO-AM           A          *            710   kHz          50      February 1, 2006
                   KISW-FM           C         714          99.9   MHz          58      February 1, 2006
                   KMTT-FM           C         714         103.7   MHz          58      February 1, 2006
                   KQBZ-FM           C         714         100.7   MHz          58      February 1, 2006
                   KNWX-AM           B          *            770   kHz       50-D/5-N   February 1, 2006
                   KNDD-FM           C         714         107.7   MHz          58      February 1, 2006

Denver, CO         KOSI-FM           C         495         101.1   MHz         100      April 1, 2005
                   KKHK-FM           C         495          99.5   MHz         100      April 1, 2005
                   KEZW-AM           B          *           1430   kHz       10-D/5-N   April 1, 2005

Portland, OR       KFXX-AM           B          *            910   kHz          5       February 1, 2006
                   KGON-FM           C         386          92.3   MHz         100      February 1, 2006
                   KKSN-AM           B          *           1520   kHz      50-D/15-N   February 1, 2006
                   KKSN-FM           C         386          97.1   MHz         100      February 1, 2006
                   KNRK-FM          C2         259          94.7   MHz          17      February 1, 2006
                   KRSK-FM           C         576         105.1   MHz         100      February 1, 2006
                   KSLM-AM           B          *           1390   kHz      5-D/0.69-N  February 1, 2006

                                    FCC       HAAT                           POWER IN   EXPIRATION DATE OF
MARKET                STATION      CLASS   (IN METERS)      FREQUENCY      KILOWATTS(1)    FCC LICENSE
------               --------      -----   -----------      ---------      ------------    -----------
Sacramento, CA     KCTC-AM           B          *           1320   kHz          5       December 1, 2005
                   KRXQ-FM           B         152          98.5   MHz          50      December 1, 2005
                   KSEG-FM           B         152          96.9   MHz          50      December 1, 2005
                   KSSJ-FM          B1         99           94.7   MHz          25      December 1, 2005
                   KDND-FM           B         123         107.9   MHz          50      December 1, 2005

Kansas City, MO    KMBZ-AM           B          *            980   kHz          5       February 1, 2005
                   KUDL-FM           C         303          98.1   MHz         100      June 1, 2005
                   KYYS-FM           C         308          99.7   MHz         100      February 1, 2005
                   WDAF-AM           B          *            610   kHz          5       February 1, 2005
                   KWSJ-AM (2)       B          *           1250   kHz      25-D/3.7-N  June 1, 2005
                   KXTR-AM (2)       B          *           1600   kHz       10-D/1-N   June 1, 2005
                   KQRC-FM           C         322          98.9   MHz         100      February 1, 2005
                   KCIY-FM          C1         299         106.5   MHz         100      February 1, 2005
                   KRBZ-FM           C         300          96.5   MHz         100      February 1, 2005

Milwaukee, WI      WEMP-AM           B          *           1250   kHz          5       December 1, 2003
                   WMYX-FM           B         137          99.1   MHz          50      December 1, 2003
                   WXSS-FM           B         257         103.7   MHz         19.5     December 1, 2003

Norfolk, VA        WPTE-FM           B         152         94..9   MHz          50      October 1, 2003
                   WWDE-FM           B         152         101.3   MHz          50      October 1, 2003
                   WVKL-FM           B         268          95.7   MHz          40      October 1, 2003
                   WNVZ-FM           B         146         104.5   MHz          50      October 1, 2003

New Orleans, LA    WSMB-AM           B          *           1350   kHz          5       June 1, 2004
                   WWL-AM            A          *            870   kHz          50      June 1, 2004
                   WEZB-FM           C         300          97.1   MHz         100      June 1, 2004
                   WLMG-FM           C         300         101.9   MHz         100      June 1, 2004
                   WKZN-FM          C1         275         105.3   MHz         100      June 1, 2004
                   WTKL-FM           C         300          95.7   MHz         100      June 1, 2004

Greensboro, NC     WMQX-FM           C         335          93.1   MHz         100      December 1, 2003
                   WJMH-FM           C         367         102.1   MHz         100      December 1, 2003
                   WEAL-AM           D          *           1510   kHz         1-D      December 1, 2003
                   WQMG-FM           C         375          97.1   MHz         100      December 1, 2003
                   WKSI-FM           C         316          98.7   MHz         100      December 1, 2003
                   WPET-AM           D          *            950   kHz     0.5-D/0.08-N December 1, 2003

Buffalo, NY        WBEN-AM           B          *            930   kHz          5       June 1, 2006
                   WTSS-FM           B         408         102.5   MHz         110      June 1, 2006
                   WWKB-AM           A          *           1520   kHz          50      June 1, 2006
                   WKSE-FM           B         128          98.5   MHz          46      June 1, 2006
                   WGR-AM            B          *            550   kHz          5       June 1, 2006
                   WWWS-AM           C          *           1400   kHz          1       June 1, 2006

Memphis, TN        WMBZ-FM          C2         144          94.1   MHz          50      August 1, 2004
                   WJCE-AM           B          *            680   kHz       10-D/5-N   August 1, 2004
                   WRVR-FM          C1         229         104.5   MHz         100      August 1, 2004

Rochester, NY      WBZA-FM           B         172          98.9   MHz          37      June 1, 2006

                                    FCC       HAAT                           POWER IN   EXPIRATION DATE OF
MARKET                STATION      CLASS   (IN METERS)      FREQUENCY      KILOWATTS(1)    FCC LICENSE
------               --------      -----   -----------      ---------      ------------    -----------
                   WBEE-FM           B         152          92.5   MHz          50      June 1, 2006
                   WBBF-AM           B          *            950   kHz          1       June 1, 2006
                   WBBF-FM           A         117          93.3   MHz         4.4      June 1, 2006

Greenville/
  Spartanburg, SC  WFBC-FM           C         564          93.7   MHz         100      December 1, 2003
                   WSPA-FM           C         580          98.9   MHz         100      December 1, 2003
                   WYRD-AM           B          *           1330   kHz          5       December 1, 2003
                   WORD-AM           B          *            910   kHz     3.6-D/0.89-N December 1, 2003
                   WSPA-AM           B          *            950   kHz          5       December 1, 2003
                   WOLI-FM           A         100         103.9   MHz          6       December 1, 2003
                   WOLT-FM           A         151         103.3   MHz         2.7      December 1, 2003
Wilkes-Barre/
  Scranton, PA     WGBI-AM           B          *            910   kHz      1-D/0.5-N   August 1, 2006
                   WOGY-AM           B          *           1300   kHz      5-D/0.5-N   August 1, 2006
                   WILK-AM           B          *            980   kHz       5-D/1-N    August 1, 2006
                   WGGI-FM           A         100          95.9   MHz          6       August 1, 2006
                   WGGY-FM           B         338         101.3   MHz          7       August 1, 2006
                   WKRZ-FM           B         357          98.5   MHz         8.7      August 1, 2006
                   WKRF-FM           A         267         107.9   MHz         0.84     August 1, 2006
                   WBZJ-FM           A         22          102.3   MHz         5.8      August 1, 2006
                   WBZH-FM           A         207         103.1   MHz         0.73     August 1, 2006

Wichita, KS        KEYN-FM          C1         307         103.7   MHz          95      June 1, 2005
                   KFBZ-FM           C         301         105.3   MHz         100      June 1, 2005
                   KQAM-AM           B          *           1480   kHz       5-D/1-N    June 1, 2005
                   KFH-AM            B          *           1330   kHz       5-D/5-N    June 1, 2005
                   KNSS-AM           C          *           1240   kHz         0.63     June 1, 2005
                   KDGS-FM          C3         100          93.9   MHz          25      June 1, 2005
                   KWSJ-FM          C2         150          98.7   MHz          50      June 1, 2005
Gainesville/
  Ocala, FL        WKTK-FM          C1         299          98.5   MHz         100      February 1, 2004
                   WSKY-FM          C2         289          97.3   MHz         13.5     February 1, 2004

Madison, WI        WOLX-FM           B         396          94.9   MHz          37      December 1, 2004
                   WMMM-FM           A         175         105.5   MHz          2       December 1, 2004
                   WBZU-FM           A         74          105.1   MHz          6       December 1, 2004

Longview/Kelso, WA
                   KBAM-AM           D          *           1270   kHz     5-D/0.083-N  February 1, 2006
                   KEDO-AM           C          *           1400   kHz          1       February 1, 2006
                   KLYK-FM           A         262         105.5   MHz         0.7      February 1, 2006
                   KRQT-FM          C3         528         107.1   MHz         0.74     February 1, 2006

*    Not applicable for AM transmission facilities.

(1) Pursuant to FCC rules and regulations, many AM radio stations are licensed to operate at a reduced power during the nighttime broadcasting hours, which results in reducing the radio station's coverage during the nighttime hours of operation. Both power ratings are shown, where applicable. For FM stations, the maximum effective radiated power in the main lobe is given.

(2) The FCC rules require that by the end of a five-year transition period, which expires in October 2006, we must elect to operate on either the 1250 kHz frequency or the 1660 kHz frequency and surrender the other frequency to the FCC. However, we may be required to make such election as early as May 2003.

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

         The FCC is also considering proposing a policy that would give special review to a proposed transaction if it would enable a single owner to attain a high degree of revenue concentration in a market. In connection with this, the FCC has invited comments on the impact of concentration in public notices concerning proposed transactions, and has delayed or refused its consent in some cases because of revenue concentrations. On November 8, 2001, the FCC issued a notice of proposed rulemaking regarding its rules and policies on ownership and operation of multiple local radio stations and set specific deadlines to expedite the resolution of pending applications. The FCC indicated that it was undertaking a comprehensive examination of its local radio ownership rules and policies in order to develop a framework that will be more responsive to current marketplace realities while continuing to address its public interest concern of promoting diversity and competition. Pending a decision on the proposed rule making proceeding, the FCC has adopted interim rules to review applications. Under the interim rules, the FCC will continue to examine the potential competitive effects of proposed radio station combinations and will continue to rely on a 50/70 screen to identify applications that may raise competitive concerns. Under this screen, an application that proposes a radio station combination that would provide one station group with 50% or more, or two station groups with 70% or more, of the radio advertising revenue share of the relevant market will be flagged by the FCC. The FCC will presume that an application that falls below the screen will not raise competition concerns. If an application is flagged by the FCC, the FCC invites public comment on applications proposing combinations that fall above the screen and intends to carefully consider the potential competitive impact of such proposals before acting upon them. The Notice also set processing targets for such applications. As to applications that have been pending for over one year, the FCC stated that its staff would make a recommendation on the applications within 90 days of the adoption of the Notice. For all other pending applications, the Commission staff is to issue recommendations within six months of the adoption date.

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

          The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations directly or indirectly controlling broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the votes of the licensee entity are generally attributable. In addition, certain passive investors are attributable if they hold 20% or more of the votes of the licensee entity. The FCC temporarily revoked the single majority exemption that provided that the interest of minority holders in an entity were not attributable if a single entity or individual held 50% or more of that entity's votes. However, the FCC grandfathered as non-attributable those minority interests that were held as of the date of the revocation. On December 3, 2001, the FCC reinstated the single majority exemption for all transactions after the order.

         The FCC also has a rule, known as the equity-debt-plus or EDP rule that causes certain creditors or investors to be attributable owners of a station, regardless of whether there is a single majority shareholder. Under this rule, a major programming supplier or a same-market owner will be an attributable owner of a station if the supplier or owner holds debt or equity, or both, in the station that is greater than 33% of the value of the station's total debt plus equity. A major programming supplier includes any programming supplier that provides more than 15% of the station's weekly programming hours. A same-market owner includes any attributable owner of a media company, including broadcast stations, cable television and newspapers, located in the same market as the station, but only if the owner is attributable under an FCC attribution rule other than the EDP rule. The attribution rules limit the number of radio stations we may acquire or own in any market.

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

         On January 20, 2000, the FCC adopted new rules prohibiting employment discrimination by broadcast stations on the basis of race, religion, color, national origin, and gender; and requiring broadcasters to implement programs to promote equal employment opportunities at their stations. The rules generally require broadcast stations to disseminate information about job openings widely so that all qualified applicants, including minorities and women, have an adequate opportunity to compete for the job. These rules were suspended at the beginning of 2001 in response to a January 16, 2001 decision of the Court of Appeals for the District of Colombia that vacated the rules. On December 13, 2001, the FCC sought comments on the new proposed EEO rules. The proposed rules require broadcasters to widely disseminate information about job openings to all segments of the community to ensure that all qualified applicants have sufficient opportunity to apply for the job. The proposed rules also require sending job vacancy announcements to recruitment organizations and selecting from a menu of non-vacancy specific outreach approaches such as job fairs, internship programs, and interaction with educational and community groups. Also, broadcasters must file an annual EEO report with the FCC detailing their outreach efforts. Broadcasters with ten or more full-time employees must file a statement with the FCC certifying compliance with the EEO rules in the fourth year of the license term. Broadcaster also must file employment information with the FCC annually for statistical purpose. Until the FCC has issued final rules, the impact of the pending EEO rules are unclear.

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

         On January 20, 2000, the FCC voted to adopt rules creating a new low power FM radio service. The new low power stations will operate at a maximum power of between 10 and 100 watts in the existing FM commercial and non-commercial band. Low power stations may be used by governmental and non-profit organizations to provide noncommercial educational programming or public safety and transportation radio services. No existing broadcaster or other media entity, including us, will be permitted to have an ownership interest or enter into any program or operating agreement with any low power FM station. During the first two years of the new service, applicants must be based in the area that they propose to serve. Applicants will not be permitted to own more than one station nationwide during the initial two-year period. After the initial two-year period, entities will be allowed to own up to five stations nationwide, and after three years, the limit will be raised to ten stations nationwide. A single person or entity may not own two low power stations whose transmitters are less than seven miles from each other. The authorizations for the new stations will not be transferable. In April 2001, the FCC adopted third adjacent channel interference protection standard and prohibited any applicant from obtaining a low power FM station license if the applicant has previously engaged in unlicensed operations of a station. The FCC has accepted applications for new low power FM stations and issued some authorizations.

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

         Finally, the FCC has adopted procedures for the auction of broadcast spectrum in circumstances where two or more parties have filed for new or major change applications that are mutually exclusive. Such procedures may limit our efforts to modify or expand the broadcast signals of our stations.

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

EMPLOYEES

         On January 31, 2002, we had a staff of 1,641 full-time employees and 658 part-time employees. We are a party to collective bargaining agreements with the American Federation of Television and Radio Artists (AFTRA), which apply to some of our programming personnel, and we are a party to a collective bargaining agreement with the International

Brotherhood of Electrical Workers (IBEW), which applies to some of our engineering personnel. The Boston AFTRA collective bargaining agreement, as extended, expired on September 14, 1999, the Kansas City AFTRA collective bargaining agreement expired on September 29, 2001, and the Seattle AFTRA collective bargaining agreement expired on January 31, 2002. We are currently renegotiating these agreements and cannot predict the outcome of these negotiations. The Boston IBEW collective bargaining agreement will expire on April 30, 2002. We believe that our relations with our employees are good.

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

ITEM 2. PROPERTIES AND FACILITIES

         The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We typically lease our studio and office space with lease terms that expire in five to ten years, although we do own some of our facilities. A station's studios are generally housed with its offices in downtown or business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We own many of our main transmitter and antenna sites and lease the remainder of our transmitter/antenna sites with lease terms that expire, including renewal options, in periods generally ranging up to twenty years. The transmitter/antenna site for each station is generally located so as to provide maximum market coverage, consistent with the station's FCC license. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required. Our principal executive offices are located at 401 City Avenue, Suite 409, Bala Cynwyd, Pennsylvania 19004, in 8,574 square feet of leased office space. The lease on this premise expires October 31, 2006.

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

ITEM 3. LEGAL PROCEEDINGS

         We currently and from time to time are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us.

         We entered into a preliminary agreement on February 6, 1996, to acquire the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation ("Royce"), subject to approval by the FCC, for a purchase price of $25.0 million. Notwithstanding our efforts to pursue this transaction, Royce has been nonresponsive. On July 28, 1999, we commenced a legal action seeking to enforce this agreement, and subsequently Royce filed a cross-complaint against us asking for treble damages, an injunction, attorney's fees and costs. Portions of Royce's cross-complaint have been dismissed and after a trial in November 2001, the California Superior Court ruled that the February 1996 agreement was enforceable and that the court would order specific performance of the agreement to sell KWOD. In addition, we are entitled to recover damages incident to the failure of Royce to honor this agreement but the trial on damages has been delayed by a bankruptcy filing by Royce. On February 6, 2002, the Bankruptcy Court granted our petition to dismiss the bankruptcy filing by Royce. We estimate that the impact of an unfavorable outcome will not materially impact our financial position, results of operations or cash flows. We cannot determine if and when the transaction might occur.

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

         In December 2000, the U.S. Copyright Office, under the Digital Millennium Copyright Act, issued a final rule that AM and FM radio broadcast signals transmitted simultaneously over a digital communications network, are subject to the sound recording copyright owner's exclusive right of performance. This would result in the imposition of license fees for Internet streaming and other digital media. As a result of this decision, we are now participating in an arbitration proceeding at the U.S. Copyright Office to determine the amount of the fees that are due from the use of sound recordings in Internet streaming. We, along with other broadcasters, and the National Association of Broadcasters ("NAB") commenced on January 25, 2001 a legal action in the U.S. District Court in Philadelphia, Pennsylvania, seeking declaratory relief as to the impact of the final rule of the Copyright Office. The court in this action on August 1, 2001 upheld the Copyright Office decision. We, along with other broadcasters and the NAB, on September 30, 2001, filed an appeal of this decision. We cannot determine the likelihood of success of this appeal. We estimate that the impact of an unfavorable determination will not materially impact our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF OUR CLASS A COMMON STOCK

         Our Class A common stock, $0.01 par value, is listed on The New York Stock Exchange under the symbol "ETM."

         The table below shows, for the quarters indicated, the reported high and low trading prices of our Class A common stock on The New York Stock Exchange.

                                                  PRICE RANGE
                                               HIGH          LOW
Calendar Year 2000
     First Quarter ....................        68.69        38.13
     Second Quarter ...................        50.75        35.81
     Third Quarter ....................        50.56        25.31
     Fourth Quarter ...................        39.81        25.31
Calendar Year 2001
     First Quarter ....................        50.50        31.63
     Second Quarter ...................        54.40        35.75
     Third Quarter ....................        54.25        30.00
     Fourth Quarter ...................        50.92        32.75
Calendar Year 2002
     First Quarter (through January 31)        52.25        44.00

         As of January 31, 2002, there were approximately 75 shareholders of record of our Class A common stock. This number does not include the number of shareholders whose shares are held of record by a broker or clearing agency but does include each such brokerage house or clearing agency as one record holder. Based upon available information, we believe we have approximately 5,800 beneficial owners of our Class A common stock. There are 3 shareholders of record of our Class B common stock, $.01 par value, and no shareholders of record of our Class C common stock, $.01 par value.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

- Until December 31, 1998, we operated with an October 1st to September 30th fiscal year. Effective January 1, 1999, we changed for financial reporting purposes from a fiscal year ending September 30th to a fiscal year ending December 31st. Accordingly, the selected historical financial data includes information as of and for the three-month transition period ended December 31, 1998, and, for comparison purposes, the three months ended December 31, 1997 and the twelve months ended December 31, 1998.

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

- Before completing our initial public offering, we were an S corporation, and accordingly, we were not liable for federal and certain state corporate income taxes. Instead, our shareholders included our taxable income or loss in their federal and those state income tax returns. Immediately before our initial public offering, we converted to a C corporation, and accordingly, we were then subject to federal and state corporate income taxes. The pro forma amounts shown in the table reflect provisions for state and federal income taxes, applied to income before income taxes and extraordinary item and the effect of the adjustment to reflect indexing of the Chase Capital convertible subordinated note (the amount of this adjustment is not tax deductible), as if we had been taxed as a C corporation.

- As a result of our conversion to a C corporation immediately prior to our initial public offering, generally accepted accounting principles required us to provide for deferred income taxes of $79.8 million to reflect the cumulative temporary differences between book and income tax bases of our assets and liabilities.

- For purposes of our historical financial statements, the term pro forma refers solely to the adjustments necessary to reflect our status as if we were a C corporation rather than an S corporation throughout the periods presented.

- Broadcast cash flow consists of operating income before depreciation and amortization, net expense (income) from time brokerage agreement fees, corporate general and administrative expenses and gains (losses) on sale of assets.

- Broadcast cash flow margin represents broadcast cash flow as a percentage of net revenues.

- EBITDA before net expense (income) from time brokerage agreement fees consists of operating income plus depreciation and amortization, non-cash compensation expense (which is otherwise included in corporate general and administrative expenses) and the elimination of net expense (income) from time brokerage agreement fees and gains (losses) on sale of assets.

- After tax cash flow consists of income (loss) before extraordinary item and accounting change, plus the following: depreciation and amortization, non-cash compensation expense (which is otherwise included in corporate general and administrative expense), deferred taxes, the elimination, net of taxes, of equity loss from affiliate, any gains or losses on sale of assets, investments and derivative instruments and the elimination of any adjustments to reflect the indexing of the convertible subordinated note. For the years and periods prior to 2000, pro forma after tax cash flow consists of pro forma income (loss) before extraordinary item and accounting change, to reflect taxes as if we were a C corporation during the periods presented.

-        The data is presented in thousands, other than income (loss) per share.

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

                             SELECTED FINANCIAL DATA
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                          TWELVE
                                                                                     THREE                MONTHS
                                                       YEARS ENDED                MONTHS ENDED             ENDED
                                                      SEPTEMBER 30,                DECEMBER 31,           DEC. 31,
                                                      -------------                ------------           --------
                                                   1997           1998          1997          1998          1998
                                                   ----           ----          ----          ----          ----
                                                                             (UNAUDITED)                 (UNAUDITED)
OPERATING DATA:
Net revenues                                    $  93,862      $ 132,998      $ 28,399      $ 47,363      $ 151,962
                                                ---------      ---------      --------      --------      ---------
Operating expenses (income):
     Station operating expenses                    61,280         88,599        18,868        29,990         99,721
     Depreciation and amortization                  7,685         13,066         2,880         4,358         14,544
     Corporate general and administrative
       expenses                                     3,249          4,527           849         1,850          5,528
     Net expense (income) from time
       brokerage agreement fees                      (476)         2,399            --         1,236          3,635
     Net (gains) losses on sale of assets        (197,097)        (8,661)          (43)      (69,648)       (78,266)
                                                ---------      ---------      --------      --------      ---------
          Total operating expenses (income)      (125,359)        99,930        22,554       (32,214)        45,162
                                                ---------      ---------      --------      --------      ---------
Operating income                                  219,221         33,068         5,845        79,577        106,800
Other expense (income):
     Interest expense                              11,388         14,663         2,996         5,732         17,399
     Financing cost of Company-obligated
       mandatorily redeemable convertible
       preferred securities of subsidiary
       holding solely convertible
       debentures of the Company                       --             --            --            --             --
     Adjustment to reflect indexing of the
       convertible subordinated note               29,070          8,841        14,903        29,503         23,441
     Interest income                                 (482)          (410)         (127)         (146)          (429)
     Equity loss from unconsolidated
       affiliate                                       --             --            --            --             --
     Loss on investments                               --             --            --            --             --
     Net loss on derivative instruments                --             --            --            --             --
     Other non-operating expenses                   1,986             82            25           723            780
                                                ---------      ---------      --------      --------      ---------
          Total other expense                      41,962         23,176        17,797        35,812         41,191
                                                ---------      ---------      --------      --------      ---------
Income (loss) before income taxes,
  extraordinary item and accounting change        177,259          9,892       (11,952)       43,765         65,609
Income taxes                                          489            453            81           310            682
                                                ---------      ---------      --------      --------      ---------
Income (loss) before extraordinary item and
  accounting change                               176,770          9,439       (12,033)       43,455         64,927
Extraordinary item, net of taxes                       --         (2,376)           --            --         (2,376)
                                                ---------      ---------      --------      --------      ---------
Income (loss) before accounting change            176,770          7,063       (12,033)       43,455         62,551

Cumulative effect of accounting change, net
  of taxes                                             --             --            --            --             --
                                                ---------      ---------      --------      --------      ---------
Net income (loss)                               $ 176,770      $   7,063      $(12,033)     $ 43,455      $  62,551
                                                =========      =========      ========      ========      =========

Net Income (Loss) Per Share - Basic:
     Income (loss) before extraordinary
       item and accounting change
     Extraordinary item, net of taxes

     Income (loss) before accounting change
     Cumulative effect of accounting change,
       net of taxes

Net income (loss) per share - basic



                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                        1999           2000           2001
                                                        ----           ----           ----

OPERATING DATA:
Net revenues                                         $ 215,001      $ 352,025      $ 332,897
                                                     ---------      ---------      ---------
Operating expenses (income):
     Station operating expenses                        135,943        206,608        201,257
     Depreciation and amortization                      21,564         43,475         46,509
     Corporate general and administrative
       expenses                                          8,100         12,497         12,335
     Net expense (income) from time
       brokerage agreement fees                            652             11             --
     Net (gains) losses on sale of assets               (1,986)       (41,465)            16
                                                     ---------      ---------      ---------
          Total operating expenses (income)            164,273        221,126        260,117
                                                     ---------      ---------      ---------
Operating income                                        50,728        130,899         72,780
Other expense (income):
     Interest expense                                   11,182         37,760         27,583
     Financing cost of Company-obligated
       mandatorily redeemable convertible
       preferred securities of subsidiary
       holding solely convertible
       debentures of the Company                         1,845          7,813          7,813
     Adjustment to reflect indexing of the
       convertible subordinated note                        --             --             --
     Interest income                                    (3,253)          (512)          (262)
     Equity loss from unconsolidated
       affiliate                                            --          1,100          4,706
     Loss on investments                                    --          5,688          2,000
     Net loss on derivative instruments                     --             --            912
     Other non-operating expenses                           --             --             --
                                                     ---------      ---------      ---------
          Total other expense                            9,774         51,849         42,752
                                                     ---------      ---------      ---------
Income (loss) before income taxes,
  extraordinary item and accounting change              40,954         79,050         30,028
Income taxes                                           100,913         31,796         12,194
                                                     ---------      ---------      ---------
Income (loss) before extraordinary item and
  accounting change                                    (59,959)        47,254         17,834
Extraordinary item, net of taxes                          (918)            --             --
                                                     ---------      ---------      ---------
Income (loss) before accounting change                 (60,877)        47,254         17,834

Cumulative effect of accounting change, net
  of taxes                                                  --             --           (566)
                                                     ---------      ---------      ---------
Net income (loss)                                    $ (60,877)     $  47,254      $  17,268
                                                     =========      =========      =========

Net Income (Loss) Per Share - Basic:
     Income (loss) before extraordinary
       item and accounting change                   $    (1.58)     $    1.05      $    0.39
     Extraordinary item, net of taxes                    (0.03)            --             --
                                                    ----------      ---------      ---------
     Income (loss) before accounting change              (1.61)          1.05           0.39
     Cumulative effect of accounting change,
       net of taxes                                         --             --          (0.01)
                                                    ----------      ---------      ---------
Net income (loss) per share - basic                 $    (1.61)     $    1.05      $    0.38
                                                    ==========      =========      =========

                             SELECTED FINANCIAL DATA
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                             TWELVE
                                                                                      THREE                  MONTHS
                                                        YEARS ENDED                MONTHS ENDED               ENDED
                                                       SEPTEMBER 30,                DECEMBER 31,             DEC. 31,
                                                       -------------                ------------             --------
                                                   1997            1998          1997           1998            1998
                                                   ----            ----          ----           ----            ----
                                                                             (UNAUDITED)                 (UNAUDITED)
Net Income (Loss) Per Share - Diluted:
     Income (loss) before extraordinary
       item and accounting change
     Extraordinary item, net of taxes

     Income (loss) before accounting change
     Cumulative effect of accounting change,
       net of taxes

Net income (loss) per share - diluted



Weighted average shares - basic                  21,534          22,239          21,534          24,742          24,104
                                              =========       =========       =========       =========       =========
Weighted average shares  - diluted               21,534          22,239          21,534          24,742          24,104
                                              =========       =========       =========       =========       =========

PRO FORMA DATA:
Income (loss) before income taxes and
  extraordinary item                          $ 177,259       $   9,892       $ (11,952)      $  43,765       $  65,609
Pro forma income taxes                           78,405           7,119           1,121          27,842          33,840
                                              ---------       ---------       ---------       ---------       ---------
Pro forma income (loss) before
  extraordinary item                             98,854           2,773         (13,073)         15,923          31,769
                                              ---------       ---------       ---------       ---------       ---------
       Extraordinary item, net of pro
         forma taxes                                 --          (1,488)             --              --          (1,488)
                                              ---------       ---------       ---------       ---------       ---------
Pro forma net income (loss)                   $  98,854       $   1,285       $ (13,073)      $  15,923       $  30,281
                                              =========       =========       =========       =========       =========
Pro forma basic income (loss) per share
  before extraordinary item                   $    4.59       $    0.12       $   (0.61)      $    0.64       $    1.32
                                              =========       =========       =========       =========       =========
Pro forma diluted income (loss) per share
  before extraordinary item                   $    4.59       $    0.12       $   (0.61)      $    0.64       $    1.32
                                              =========       =========       =========       =========       =========

Pro forma basic net income (loss)             $    4.59       $    0.06       $   (0.61)      $    0.64       $    1.26
                                              =========       =========       =========       =========       =========

Pro forma diluted net income (loss)           $    4.59       $    0.06       $   (0.61)      $    0.64       $    1.26
                                              =========       =========       =========       =========       =========

Weighted average common shares
  outstanding - basic                            21,534          22,239          21,534          24,742          24,104
Pro forma weighted average common shares
  outstanding  - diluted                         21,534          22,239          21,534          24,742          24,104

BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents                     $   3,626       $   6,666       $   3,497       $   6,469       $   6,469
Intangibles and other assets                    300,029         428,763         313,889         504,825         504,825
Total assets                                    364,743         522,945         378,138         681,034         681,034
Senior debt, including current portion          117,000         253,784         127,000         330,281         330,281
Total shareholders' equity                      179,019         182,970         166,986         225,467         225,467

OTHER DATA:
Broadcast cash flow                           $  32,582       $  44,399       $   9,531       $  17,373       $  52,241
Broadcast cash flow margin                         34.7%           33.4%           33.6%           36.7%           34.4%



                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                  1999            2000              2001
                                                  ----            ----              ----

Net Income (Loss) Per Share - Diluted:
     Income (loss) before extraordinary
       item and accounting change             $     (1.58)      $      1.04       $     0.39
     Extraordinary item, net of taxes               (0.03)               --               --
                                              -----------       -----------       ----------
     Income (loss) before accounting change         (1.61)             1.04             0.39
     Cumulative effect of accounting change,
       net of taxes                                    --                --            (0.01)
                                              -----------       -----------       ----------
Net income (loss) per share - diluted         $     (1.61)      $      1.04       $     0.38
                                              ===========       ===========       ==========


Weighted average shares - basic                    37,922            45,209            45,295
                                              ===========       ===========       ===========
Weighted average shares  - diluted                 37,922            45,614            45,994
                                              ===========       ===========       ===========

PRO FORMA DATA:
Income (loss) before income taxes and
  extraordinary item                          $    40,954
Pro forma income taxes                             20,278
                                              -----------
Pro forma income (loss) before
  extraordinary item                               20,676
                                              -----------
       Extraordinary item, net of pro
         forma taxes                                 (918)
                                              -----------
Pro forma net income (loss)                   $    19,758
                                              ===========
Pro forma basic income (loss) per share
  before extraordinary item                   $      0.55
                                              ===========
Pro forma diluted income (loss) per share
  before extraordinary item                   $      0.54
                                              ===========

Pro forma basic net income (loss)             $      0.52
                                              ===========

Pro forma diluted net income (loss)           $      0.51
                                              ===========

Weighted average common shares
  outstanding - basic                              37,922
Pro forma weighted average common shares
  outstanding  - diluted                           38,238

BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents                     $    11,262       $    13,257       $    10,751
Intangibles and other assets                    1,225,335         1,277,609         1,244,957
Total assets                                    1,396,048         1,473,928         1,438,740
Senior debt, including current portion            465,770           461,260           388,323
Total shareholders' equity                        686,611           735,701           755,881

OTHER DATA:
Broadcast cash flow                           $    79,058       $   145,417       $   131,640
Broadcast cash flow margin                           36.8%             41.3%             39.5%



                             SELECTED FINANCIAL DATA
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                             TWELVE
                                                                                      THREE                  MONTHS
                                                        YEARS ENDED                MONTHS ENDED               ENDED
                                                       SEPTEMBER 30,                DECEMBER 31,             DEC. 31,
                                                       -------------                ------------             --------
                                                   1997            1998          1997           1998            1998
                                                   ----            ----          ----           ----            ----
                                                                             (UNAUDITED)                 (UNAUDITED)
EBITDA before net expense (income)
  from time brokerage agreement fees          $  29,333       $  39,872       $   8,682       $  15,523       $  46,713
After tax cash flow                              16,590          21,028           5,003           7,985          24,010
Cash flows related to:
     Operating activities                         8,859          23,019           7,341          11,158          26,836
     Investing activities                       (13,695)       (153,651)        (17,470)        (86,894)       (223,075)
     Financing activities                         3,170         133,672          10,000          75,539         199,211


                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                  1999            2000              2001
                                                  ----            ----              ----

EBITDA before net expense (income)
  from time brokerage agreement fees          $    71,419       $   133,577       $   119,842
After tax cash flow                                52,465            89,721            87,084
Cash flows related to:
     Operating activities                          40,700            69,475            85,243
     Investing activities                        (712,323)          (64,684)          (17,891)
     Financing activities                         676,416            (2,796)          (69,858)

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

         In 2001, we generated 79.8% of our net revenues from local advertising, which is sold primarily by each individual local radio station's sales staff, and 17.9% from national spot advertising, which is sold by independent advertising sales representatives. We generated the balance of our 2001 revenues principally from network advertising, event revenue and rental income from tower sites. Our most significant station operating expenses are employees' compensation, and programming and promotional expenses.

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

         Several factors may adversely affect a radio broadcasting company's performance in any given period. In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. Typically, revenues are lowest in the first calendar quarter of the year. We generally incur advertising and promotional expenses to increase audiences. However, because Arbitron reports ratings quarterly, any changed ratings and therefore its effect on advertising revenues tend to lag behind the incurrence of advertising and promotional spending. As a result of the tragic events of September 11, 2001, radio advertising was severely curtailed for several days and the negative effects on advertisers and radio broadcasters continued into the next quarter.

         We calculate same station results by comparing the performance of stations operated by us throughout the relevant period to the comparable performance in the prior year's corresponding period, adjusted for significant changes to sports contracts.

         For purposes of the following discussion, pro forma net income represents historical income before income taxes, extraordinary item and accounting change adjusted as if we were treated as a C corporation during all relevant periods at an effective tax rate of 38%, applied to income before income taxes, extraordinary item and accounting change and the effect of the adjustment to reflect indexing of the convertible subordinated note (the amount of this adjustment is not tax deductible).

RECENT EVENT(S)

         On November 29, 2001, we entered into an asset purchase agreement to acquire the assets of WSKI-FM and WPET-AM, serving the Greensboro, North Carolina radio market, for a purchase price of $20.8 million in cash, of which $1.0 million was paid as a deposit on November 29, 2001. On December 5, 2001, we began operating these stations under a time brokerage agreement. The closing of this transaction, which is conditional upon the approval of the FCC, is expected to occur in the first quarter of 2002 and will increase our ownership to six radio stations in the Greensboro, North Carolina radio market.

         On December 24, 2001, we entered into an agreement to acquire the assets of KOSI-FM, KKHK-FM and KEZW-AM, serving the Denver, Colorado radio market, for a purchase price of $180.0 million in cash, of which $18.0 million was paid as a deposit on January 2, 2002. On February 1, 2002, we began operating these stations under a time brokerage agreement. The time brokerage agreement may run for a period of up to three years at the seller's option. Closing of this transaction may be delayed at the option of the seller, not to exceed three years, and is conditioned on the approval of the FCC. We believe that we will maintain compliance with the terms of our bank facility for which compliance is required in connection with the closing of the transaction.

         On February 1, 2002, we entered into an agreement effective February 28, 2002, to terminate our joint sales agreement for KING-FM in the Seattle, Washington radio market, that was due to expire on June 30, 2002.

RESULTS OF OPERATIONS

         You should read the following discussion and analysis of our financial condition and results in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the year ended December 31, 2001 as compared to the year ended December 31, 2000 and a discussion of the year ended December 31, 2000 as compared to the year ended December 31, 1999. Our results of operations represent the operations of the radio stations owned or operated pursuant to time brokerage agreements or joint sales agreements during the relevant periods. Our results of operations for the year ended December 31, 2000 as compared to the year ended December 31, 1999 were heavily impacted by our acquisition of radio stations from Sinclair Broadcast Group, Inc. in 2000 and 1999.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

                                                    YEAR ENDED
                                    DECEMBER 31, 2000          DECEMBER 31, 2001
                                                 (AMOUNTS IN THOUSANDS)
NET REVENUES                          $  352,025                   $332,897
                   Decrease of        $  (19,128)    or                (5.4%)
                   -------------------------------------------------------------

           Net revenues decreased 5.4% to $332.9 million for the year ended December 31, 2001 from $352.0 million for the year ended December 31, 2000. On a same station basis, net revenues decreased 5.9% to $332.2 million from $353.2 million. Net revenues and same station net revenues declined due to a combination of general weakness in the advertising sector, comparisons to the prior year in which we experienced 12.7% growth and the effect of the tragic events of September 11, 2001, when radio advertising was severely curtailed for several days and its negative effects continued into the next quarter. The overall decline in net revenues was also affected by acquisitions and divestitures. For the years ended December 31, 2001 and 2000, we acquired stations with net revenues of $22.0 million and $10.1 million, respectively. For the year ended December 31, 2001, we terminated sports contracts under which we sold advertising with net revenues of $0.5 million; and for the year ended December 31, 2000, we divested stations with net revenues of $3.2 million, plus $2.3 million in net revenues from terminated sports contracts under which we sold advertising.

                                                                YEAR ENDED
                                                DECEMBER 31, 2000          DECEMBER 31, 2001
                                                          (AMOUNTS IN THOUSANDS)
STATION OPERATING EXPENSES                        $ 206,608                   $ 201,257
                               Decrease of        $  (5,351)        or             (2.6%)
                               -------------------------------------------------------------
Percentage of Net Revenues                             58.7%                       60.5%

          Station operating expenses decreased 2.6% to $201.3 million for the year ended December 31, 2001 from $206.6 million for the year ended December 31, 2000. On a same station basis, station operating expenses decreased 2.9% to $199.3 million from $205.3 million. Station operating expenses and same station operating expenses declined due to a decrease in sales expense as a result of a decrease in same station net revenues and cost reduction efforts. The overall decrease in station operating expenses was also affected by acquisitions and divestitures. For the years ended December 31, 2001 and 2000, we acquired stations with operating expenses of $15.1 million and $8.8 million, respectively. For the year ended December 31, 2001, we terminated sports contracts under which we sold advertising with operating expenses of $1.2 million; and for the year ended December 31, 2000, we divested stations with operating expenses of $2.3 million, plus $2.4 million in operating expenses from terminated sports contracts under which we sold advertising.

                                                                YEAR ENDED
                                                DECEMBER 31, 2000          DECEMBER 31, 2001
                                                          (AMOUNTS IN THOUSANDS)
DEPRECIATION AND AMORTIZATION                   $ 43,475                       $ 46,509
                               Increase of      $  3,034            or              7.0%
                               -------------------------------------------------------------
Percentage of Net Revenues                          12.3%                          14.0%

           Depreciation and amortization increased 7.0% to $46.5 million for the year ended December 31, 2001 from $43.5 million for the year ended December 31, 2000. The increase was primarily attributable to our acquisitions, net of divestitures, since January 1, 2000. We expect that the adoption on January 1, 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets", as described more fully under "Recent Pronouncements," will materially reduce our non-cash amortization expense for goodwill and broadcasting licenses which will have a material impact on our financial statements because the amount currently recorded for the amortization of goodwill and broadcasting licenses is significant. For the years ended December 31, 2001 and 2000, the amounts of amortization expense for goodwill and broadcasting licenses were $0.1 million and $33.1 million and $0.1 million and $32.0 million, respectively. However, this reduction in our non-cash amortization expense does not include any adjustments for potential write-downs that could result based on the outcome of the required impairment tests under the provisions of SFAS No. 142.

                                                                                YEAR ENDED
                                                                DECEMBER 31, 2000          DECEMBER 31, 2001
                                                                          (AMOUNTS IN THOUSANDS)
CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES                    $ 12,497                       $ 12,335
                                                Decrease of      $   (162)          or              (1.3%)
                                                ------------------------------------------------------------
Percentage of Net Revenues                                            3.6%                           3.7%


         Corporate general and administrative expenses decreased 1.3% to $12.3 million for the year ended December 31, 2001 from $12.5 million for the year ended December 31, 2000. The decrease was primarily attributable to cost reduction efforts, offset by the effect of inflation and the growth in the number of stations. Also included for the years ended December 31, 2001 and 2000 is $0.5 million and $0.7 million, respectively, in non-cash stock-based compensation expense.

                                                                                          YEAR ENDED
                                                                         DECEMBER 31, 2000          DECEMBER 31, 2001
                                                                                    (AMOUNTS IN THOUSANDS)
INTEREST EXPENSE (INCLUDING THE FINANCING COST OF TIDES)                    $  45,573                    $ 35,396
                                                          Decrease of       $ (10,177)       or             (22.3%)
                                                          -----------------------------------------------------------
Percentage of Net Revenues                                                       12.9%                       10.6%


         Interest expense, including the financing cost on our 6.25% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES), decreased 22.3% to $35.4 million for the year ended December 31, 2001 from $45.6 million for the year ended December 31, 2000. The decrease in interest expense was primarily attributable to an overall decrease in outstanding indebtedness under our bank facility and a decline in interest rates.

                                                                                          YEAR ENDED
                                                                         DECEMBER 31, 2000          DECEMBER 31, 2001
                                                                                    (AMOUNTS IN THOUSANDS)
INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND
ACCOUNTING CHANGE                                                            $  79,050                  $ 30,028
                                                          Decrease of        $ (49,022)      or            (62.0%)
                                                          -----------------------------------------------------------
Percentage of Net Revenues                                                        22.5%                      9.0%


          Income before income taxes, extraordinary item and accounting change decreased 62.0% to $30.0 million for the year ended December 31, 2001 from $79.1 million for the year ended December 31, 2000. The decrease in income before income taxes, extraordinary item and accounting change was primarily attributable to: (1) the factors described above; (2) the decrease in gain on sale of assets compared to the prior year's gain of $41.5 million from the required divestiture of certain of our Kansas City radio stations; (3) the increase in equity loss from unconsolidated affiliate of $3.6 million because the initial investment in this affiliate was made during the later part of the prior year; and (4) the recognition of a net loss on derivative instruments of $0.9 million due to the application of a new accounting pronouncement.

                                                                            YEAR ENDED
                                                            DECEMBER 31, 2000          DECEMBER 31, 2001
                                                                      (AMOUNTS IN THOUSANDS)
NET INCOME                                                     $  47,254                   $ 17,268
                                           Decrease of         $ (29,986)
                                           -------------------------------------------------------------

         Net income decreased to $17.3 million for the year ended December 31, 2001 from $47.3 million for the year ended December 31, 2000. The decrease in net income was primarily attributable to: (1) the factors described above, net of taxes; and (2) the cumulative effect of the accounting change, net of taxes, of $0.6 million.

                                                                         YEAR ENDED
                                                         DECEMBER 31, 2000          DECEMBER 31, 2001
OTHER DATA                                                          (AMOUNTS IN THOUSANDS)
BROADCAST CASH FLOW                                         $ 145,417                    $ 131,640
                                           Decrease of      $ (13,777)       or               (9.5%)
                                           ----------------------------------------------------------

         Broadcast cash flow decreased 9.5% to $131.6 million for the year ended December 31, 2001 from $145.4 million for the year ended December 31, 2000. On a same station basis, broadcast cash flow decreased 10.1% to $132.9 million from $147.9 million as same station net revenues declined, offset by a decline in same station operating expenses. The overall decline in broadcast cash flow was affected by acquisitions and divestitures. For the years ended December 31, 2001 and 2000, we acquired stations with broadcast cash flow of $7.0 million and $1.3 million, respectively. For the year ended December 31, 2001, we terminated sports contracts under which we sold advertising and incurred a broadcast cash flow deficit of $0.7 million and for the year ended December 31, 2000, we divested stations with $0.9 million in broadcast cash flow, plus $0.1 million incurred as a broadcast cash flow deficit from terminated sports contracts under which we sold advertising.

                                                                            YEAR ENDED
                                                           DECEMBER 31, 2000          DECEMBER 31, 2001
                                                                      (AMOUNTS IN THOUSANDS)
BROADCAST CASH FLOW MARGIN                                       41.3%                      39.5%
                                           Decrease of           (1.8%)        or           (4.3%)
                                           ------------------------------------------------------------

         Our broadcast cash flow margin decreased to 39.5% for the year ended December 31, 2001 from 41.3% for the year ended December 31, 2000. On a same station basis, our broadcast cash flow margin decreased to 40.0% from 41.9%.

                                                                            YEAR ENDED
                                                           DECEMBER 31, 2000          DECEMBER 31, 2001
                                                                      (AMOUNTS IN THOUSANDS)
AFTER TAX CASH FLOW                                            $  89,721                  $ 87,084
                                           Decrease of         $  (2,637)       or            (2.9%)
                                           ------------------------------------------------------------


         After tax cash flow decreased 2.9% to $87.1 million for the year ended December 31, 2001 from $89.7 million for the year ended December 31, 2000. After tax cash flow was negatively impacted by the 9.5% decrease in broadcast cash flow, offset by the decrease in interest expense, net of tax, and the tax benefits from the purchase of radio station assets since January 1, 2000. The effective tax rate during these periods was positively affected by amortization of intangibles that were deductible for tax purposes in excess of the amounts reflected for book purposes.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

                                                                               YEAR ENDED
                                                             DECEMBER 31, 1999             DECEMBER 31, 2000
                                                                          (AMOUNTS IN THOUSANDS)
NET REVENUES                                                    $ 215,001                       $352,025
                                           Increase of          $ 137,024         or                63.7%
                                           -----------------------------------------------------------------

         Net revenues increased 63.7% to $352.0 million for the year ended December 31, 2000 from $215.0 million for the year ended December 31, 1999. Of the increase, $101.5 million was attributable to stations that we acquired or that we were in the process of acquiring since January 1, 1999, offset by $5.2 million for stations that we divested (including $1.8 million in revenues from a sports contract for which we discontinued selling advertising) during the same period. On a same station basis, net revenues increased 12.7% to $338.4 million from $300.4 million. Same station revenue growth was led by increases in Sacramento, Milwaukee, Norfolk, Greenville and Boston due to improved selling efforts.

                                                                   YEAR ENDED
                                                DECEMBER 31, 1999             DECEMBER 31, 2000
                                                              (AMOUNTS IN THOUSANDS)
STATION OPERATING EXPENSES                         $ 135,943                      $ 206,608
                                Increase of        $  70,665          or               52.0%
                                ---------------------------------------------------------------
Percentage of Net Revenues                              63.2%                          58.7%

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

                                                                   YEAR ENDED
                                                DECEMBER 31, 1999             DECEMBER 31, 2000
                                                              (AMOUNTS IN THOUSANDS)
DEPRECIATION AND AMORTIZATION                        $ 21,564                     $ 43,475
                                   Increase of       $ 21,911          or            101.6%
                                   ------------------------------------------------------------
Percentage of Net Revenues                               10.0%                        12.3%

Depreciation and amortization increased 101.6% to $43.5 million for the year ended December 31, 2000 from $21.6 million for the year ended December 31, 1999. The increase was primarily attributable to our acquisitions since January 1, 1999, offset by divestitures during the same period. We expect that the adoption on January 1, 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets", as described more fully under "Recent Pronouncements," will materially reduce our non-cash amortization expense for goodwill and broadcasting licenses which will have a material impact on our financial statements because the amount currently recorded for the amortization of goodwill and broadcasting licenses is significant. For the years ended December 31, 2000 and 1999, the amounts of amortization expense for goodwill and broadcasting licenses were $0.1 million and $32.0 million and $0.1 million and $14.8 million, respectively. However, this reduction in our non-cash amortization expense does not include any adjustments for potential write-downs that could result based on the outcome of the required impairment tests under the provisions of SFAS No. 142.

                                                                                  YEAR ENDED
                                                                DECEMBER 31, 1999             DECEMBER 31, 2000
                                                              (AMOUNTS IN THOUSANDS)
CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES                        $ 8,100                      $ 12,497
                                                Increase of          $ 4,397         or               54.3%
                                                ----------------------------------------------------------------
Percentage of Net Revenues                                               3.8%                          3.6%


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

                                                                                            YEAR ENDED
                                                                          DECEMBER 31, 1999             DECEMBER 31, 2000
                                                                                       (AMOUNTS IN THOUSANDS)
INTEREST EXPENSE (INCLUDING THE FINANCING COST OF TIDES)                     $   13,027                      $ 45,573
                                                          Increase of        $   32,546         or              249.8%
                                                          ---------------------------------------------------------------
Percentage of Net Revenues                                                          6.1%                         12.9%

         Interest expense, including the financing cost on our 6.25% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES), increased 249.8% to $45.6 million for the year ended December 31, 2000 from $13.0 million for the year ended December 31, 1999. The increase in interest expense was primarily attributable to (1) an overall increase in outstanding indebtedness used to fund the acquisition of radio station assets, and (2) the financing cost of the TIDES, offset by (1) a reduction in the outstanding indebtedness due to the use of the proceeds from our October 1999 Class A Common Stock and TIDES offerings and (2) a reduction in outstanding indebtedness due to the use of the proceeds from the disposition of radio station assets.


                                                                                      YEAR ENDED
                                                                    DECEMBER 31, 1999             DECEMBER 31, 2000
                                                                                 (AMOUNTS IN THOUSANDS)
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                      $ 40,954                       $ 79,050
                                                    Increase of        $ 38,096           or              93.0%
                                                    ----------------------------------------------------------------
Percentage of Net Revenues                                                 19.0%                          22.5%

         Income before income taxes and extraordinary item increased 93.0% to $79.1 million for the year ended December 31, 2000 from $41.0 million for the year ended December 31, 1999. The increase was primarily attributable to (1) an increase in gains on sale of assets of $41.5 million primarily from the gain on the disposition of two radio stations in the current period; and (2) an increase in operating income, exclusive of the gains on sale of assets, of $40.7 million due to increases in revenues from existing and newly acquired stations and improved expense management from newly acquired stations, offset by: (1) an increase of $32.5 million in net interest expense and financing costs as a result of the factors described above under interest expense; (2) an increase in expense of $6.8 million from the recognition of a loss on investments and an equity loss from an unconsolidated affiliate; and (3) a decrease in interest income of $2.7 million as a result of the absence this year of excess cash available from our October 1999 Class A Common Stock and TIDES offerings during the period prior to the closing on December 16, 1999, of the acquisition of 42 radio stations from Sinclair, including a radio station under a time brokerage agreement.

EXTRAORDINARY ITEM, NET OF TAXES

         The extraordinary item for the year ended December 31, 1999 resulted from the write-off of $1.5 million ($0.9 million, net of taxes) of unamortized finance charges due to the early extinguishment of debt. The early extinguishment of debt resulted from the refinancing of our previous credit facility.

                                                                       YEAR ENDED
                                                   DECEMBER 31, 1999             DECEMBER 31, 2000
                                                                 (AMOUNTS IN THOUSANDS)
NET INCOME (LOSS)                                      $ (60,877)                      $ 47,254
                          Increase of                  $ 108,131
                          ------------------------------------------------------------------------

         Net income increased to $47.3 million for the year ended December 31, 2000 from a net loss of $60.9 million for the year ended December 31, 1999. The increase was primarily attributable to: (1) the absence this year of an adjustment made during the prior year to record a one-time non-cash deferred income tax expense of $79.8 million as a result of the revocation of our S Corporation election and our conversion to a C Corporation (we recorded this expense to reflect the cumulative effect of temporary differences between the tax and financial reporting bases of our assets and liabilities attributable to our conversion to a C Corporation); (2) a net increase in gain on sale of assets of $24.9 million, net of tax, primarily from the disposition of two radio stations in the current period; and (3) an improvement in operating income, excluding gains on sale of assets, of $24.4 million, net of tax, primarily as a result of an improvement in revenues of existing and newly acquired stations and an improvement in expense management of newly acquired stations, offset by : (1) an increase in interest expense of $19.5 million, net of tax, for the factors described under interest expense; (2) an increase in expense of $4.0 million, net of tax, from the recognition of a loss on investments and an equity loss from an unconsolidated affiliate and (3) a decrease in interest income of $1.6 million, net of tax, as a result of the absence this year of excess cash available from our October 1999 Class A Common

Stock and TIDES offerings during the period prior to the closing on December 16, 1999, of the acquisition of 42 radio stations from Sinclair, including a radio station under a time brokerage agreement.

                                                                         YEAR ENDED
                                                      DECEMBER 31, 1999             DECEMBER 31, 2000
                                                                    (AMOUNTS IN THOUSANDS)
NET INCOME TO PRO FORMA NET INCOME                         $ 19,758                     $ 47,254
                                     Increase  of          $ 27,496          or            139.2%
                                     ----------------------------------------------------------------

         Net income increased 139.2% to $47.3 million for the year ended December 31, 2000 from pro forma net income of $19.8 million for the year ended December 31, 1999. The increase was primarily attributable to the factors described under net income (loss) above, except for the adjustment to record a one-time non-cash deferred income tax expense of $79.8 million, which is excluded from the definition of pro forma net income.

                                                                  YEAR ENDED
                                              DECEMBER 31, 1999             DECEMBER 31, 2000
OTHER DATA                                                  (AMOUNTS IN THOUSANDS)
BROADCAST CASH FLOW                              $   79,058                    $ 145,417
                            Increase of          $   66,359         or              83.9%
                            -----------------------------------------------------------------

         Broadcast cash flow increased 83.9% to $145.4 million for the year ended December 31, 2000 from $79.1 million for the year ended December 31, 1999. Of the increase, $38.0 million is attributable to stations that we acquired or that we were in the process of acquiring since January 1, 1999 and $2.6 million was primarily attributable to the elimination of a broadcast cash flow deficit from a sports contract for which we discontinued selling advertising, offset by $1.2 million for stations that we divested during the same period. On a same station basis, broadcast cash flow increased 25.4% to $140.7 million from $112.3 million.

                                                                                YEAR ENDED
                                                            DECEMBER 31, 1999             DECEMBER 31, 2000
                                                                          (AMOUNTS IN THOUSANDS)
BROADCAST CASH FLOW MARGIN                                       36.8%                          41.3%
                                   Increase of                    4.5%             or           12.3%
                                   ------------------------------------------------------------------------

         Our broadcast cash flow margin increased to 41.3% for the year ended December 31, 2000 from 36.8% for the year ended December 31, 1999. The increase is attributable to improved revenues and expense management. On a same station basis, our broadcast cash flow margin increased to 41.6% from 37.4%.

                                                                                YEAR ENDED
                                                            DECEMBER 31, 1999             DECEMBER 31, 2000
                                                                          (AMOUNTS IN THOUSANDS)
AFTER TAX CASH FLOW TO PRO FORMA AFTER TAX CASH FLOW           $   52,465                     $  89,721
                                   Increase of                 $   37,256          or              71.0%
                                   ------------------------------------------------------------------------

         After tax cash flow increased 71.0% to $89.7 million for the year ended December 31, 2000 from pro forma after tax cash flow of $52.5 million for the year ended December 31, 1999. The increase was primarily attributable to improved operations of existing stations and the net effect of newly acquired properties, taking into consideration pro forma income taxes as though we had reported as a C corporation during the prior period. The amount of the deferred income tax expense was $33.0 million for the year ended December 31, 2000 and the amount of the pro forma deferred income tax expense was $11.0 million for the year ended December 31,1999. The amount of the deferred income tax expense attributable to the gains on sale of assets, loss on investments and equity loss from an unconsolidated affiliate was $13.9 million for the year ended December 31, 2000 and $27,000 for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         We use a significant portion of our capital resources to reduce outstanding debt and to consummate acquisitions. Acquisitions are funded from one or a combination of the following sources: (1) our bank facility (described below); (2) the sale of our securities; (3) the swapping of our radio stations in transactions which qualify as "like-kind" exchanges under Section 1031 of the Internal Revenue Code; and (4) internally-generated cash flow. Our results of operations for the years ended December 31, 2001 and 2000 as compared to the years ended December 31, 2000 and 1999, respectively, were heavily impacted by our acquisition of the radio stations from Sinclair in 2000 and 1999.

Operating Activities

         Net cash flows provided by operating activities were $85.2 million for the year ended December 31, 2001, as compared to $69.5 million and $40.7 million for the years ended December 31, 2000 and 1999, respectively. Changes in our net cash flows provided by operating activities are primarily a result of changes in advertising revenues and station operating expenses, which are affected by the acquisition and disposition of stations during those periods. For the year ended December 31, 2001, net cash provided by operating activities increased $15.8 million as compared to the year ended December 31, 2000, primarily due to a reduction in net cash flows utilized for working capital. For the year ended December 31, 2000, cash flows provided by operating activities were positively affected primarily by: (1) the acquisition of radio stations from Sinclair and
(2) other radio station acquisitions, offset by (1) the required divestiture of two radio stations in Kansas City, excluding the station we acquired from Sinclair and immediately sold, and (2) an increase in accounts receivable on acquired stations, net of the Kansas City divestiture.

Investing and Financing Activities

         Net cash flows used in investing activities declined to $17.9 million for the year ended December 31, 2001, as compared to $64.7 million and $712.3 million for the years ended December 31, 2000 and 1999, respectively, primarily as a result of the net impact of acquisitions, divestitures and capital expenditures in the prior years. Net cash flows used by financing activities were $69.9 million for the year ended December 31, 2001, as compared to $2.8 million for the year ended December 31, 2000 and net cash flows provided by financing activities of $676.4 million for the year ended December 31, 1999. The cash flows for the year ended December 31, 2001 reflect a net reduction in outstanding debt of $72.9 million, an increase of $68.4 million as compared to the prior year, primarily due to the absence this year of any station acquisitions. The cash flows for the year ended December 31, 2000, reflect (1) acquisitions and investments consummated and the related borrowings and (2) the proceeds from the required disposition of certain of the Kansas City stations. The cash flows for the year ended December 31, 1999, reflect (1) acquisitions consummated and the related borrowings; (2) net proceeds from our initial public offering and the related payment of long-term debt; (3) net proceeds from our October 1999 Class A Common Stock and TIDES offerings and the related payment of long-term debt; and (4) the distribution to our S corporation shareholders of $88.1 million primarily from the funds available from the sale of our Tampa stations.

         Our business generally does not require substantial investment of capital. Our capital expenditures totaled $9.8 million in the year ended December 31, 2001, as compared to $9.5 million and $14.4 million in the years ended December 31, 2000 and 1999, respectively. Despite an increase in the average number of radio stations owned throughout this year as compared to the average number of radio stations owned throughout the prior year, primarily from the acquisition of radio stations in the Wichita and Madison markets during the prior year, and despite the continued relocation of studio facilities in certain markets, our capital expenditures increased only marginally for the year ended December 31, 2001 as compared to the prior year.

         On February 3, 1999, upon the consummation of our initial public offering, we received net proceeds of $236.2 million, after deducting expenses, underwriting discounts and commissions. We used these proceeds to reduce outstanding indebtedness under our former credit facility and to pay other corporate obligations. Shortly after reducing indebtedness under our former credit facility, in February 1999 we borrowed approximately $58.0 million to purchase three Boston radio stations from CBS. On October 6, 1999, we completed our Class A Common Stock and TIDES offerings and received $276.1 million and $120.5 million in proceeds, respectively, after deducting discounts, commissions, fees and expenses. The proceeds were used to reduce outstanding indebtedness. We used the net proceeds from our October 1999 Class A Common Stock offering and the TIDES offering, together with cash on hand and proceeds from our bank facility, to finance the $700.4 million in cash to consummate the purchase of radio stations from Sinclair on December 16, 1999.

         As of February 7, 2002, we have transactions pending pursuant to agreements to purchase five radio stations in two markets having an aggregate purchase price of $200.8 million (excluding the commitment to purchase KWOD-FM, Sacramento, as this transaction is currently in litigation). Under these agreements, we have funded $19.0 into escrow deposits to be applied against the purchase price upon closing. Closing on one of these transactions can be deferred for up to three years at the seller's option. We intend to finance the pending acquisitions primarily from borrowings under our existing bank facility, an amended or new bank facility and future cash flows from operations. Additionally, we may seek to obtain other funding or additional financing from time-to-time. Our bank facility requires that at the time of closing on these transactions, we must be in compliance with the terms of the bank facility. We believe that we will maintain compliance with the terms of our bank facility. If we are not in compliance, there can be no assurance that we will be successful in amending or entering into a new bank facility, obtaining additional financing or that we will be able to obtain such financing on terms acceptable to us, which could delay or impair our efforts to consummate the pending transactions.

         In addition to debt service and quarterly distributions under the TIDES, our principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures, and acquisitions of additional radio stations. For year 2002, we estimate that capital expenditures, necessary for maintaining our facilities, will be between $9.0 million and $11.0 million. We are also committed to fund an investment focused on minority-owned businesses in the amount of approximately $0.6 million as of December 31, 2001. We believe that cash flow from operating activities, together with available revolving and term credit borrowings under our bank facility, should be sufficient to permit us to fund our current operations. However, in order to finance the pending acquisitions and future acquisitions, if any, we may require additional financing and there can be no assurance that we will be able to obtain such financing on terms acceptable to us. As of December 31, 2001, we had approximately $388.0 million of borrowings outstanding under our bank facility (in addition to an outstanding letter of credit in the amount of $6.2 million), of which most was incurred in connection with the acquisition of radio stations from Sinclair.

         We entered into our bank facility as of December 16, 1999, with a syndicate of banks for $650.0 million in senior secured credit consisting of:
(1) $325.0 million in a reducing revolving credit facility; and (2) $325.0 million in a multi-draw term loan that was fully drawn as of September 30, 2000. Our bank facility was established to: (1) refinance our existing indebtedness;
(2) provide working capital; and (3) fund corporate acquisitions. At our election, interest on any outstanding principal accrues at a rate based on either LIBOR plus a spread that ranges from 0.75% to 2.375% or on KeyBank N.A.'s base rate plus a spread of up to 1.125%, depending on our leverage ratio. Although we may borrow, repay and re-borrow under the revolving credit facility, the aggregate maximum amount that we can have outstanding at any one time is reduced on a quarterly basis beginning on September 30, 2002 in amounts that vary from $12.2 million to $16.3 million for each loan. Under the bank facility, the reducing revolving credit facility and multi-draw term loan mature on September 30, 2007. Our bank facility requires us to comply with certain financial covenants and leverage ratios that are defined terms within the agreement. We believe we are in compliance with the covenants and leverage ratios. We expect to use the credit available under the revolving credit facility to fund pending and future acquisitions. The amount available under the bank facility was $255.8 million as of December 31, 2001. Our bank facility also provides that at any time prior to December 31, 2002 we may solicit additional incremental loans of up to $350.0 million, and we will be governed under the same terms as the existing bank facility. However, there can be no guarantee that, upon request, we will receive commitments for any of the incremental loans.

          On February 6, 2002, we entered into an amendment with our lenders under our bank facility to further clarify the terms under which we can issue subordinated debt and to modify certain terms, including the pro forma debt service ratio financial covenant.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2001:

                             (AMOUNTS IN THOUSANDS)
                             PAYMENTS DUE BY PERIOD

                                                              LESS THAN      1 TO 3      4 TO 5       AFTER 5
 CONTRACTUAL CASH OBLIGATIONS:                   TOTAL         1 YEAR        YEARS        YEARS        YEARS
 -----------------------------                   -----         ------        -----        -----        -----
         Long-term debt (1)                    $388,323        $24,389     $121,906     $144,287      $97,741
         TIDES (2)                              125,000              -            -            -      125,000
         Operating leases                        57,073          6,473       12,148       10,655       27,797
         Sports programming                      42,978         16,718       17,760        8,500            -
         On-air talent                           29,046         15,171       13,368          507            -
         Television advertising                   4,599          1,533        3,066            -            -
         Other operating contracts               11,714          5,379        6,304           31            -
                                               --------        -------     --------     --------     --------
 TOTAL CONTRACTUAL CASH OBLIGATIONS            $658,733        $69,663     $174,552     $163,980     $250,538
                                               ========        =======     ========     ========     ========

(1) Under our bank facility, the maturity on our outstanding debt could be accelerated if we do not maintain certain covenants.

(2) Entercom Communications Capital Trust, our wholly-owned subsidiary pays quarterly calendar distributions. The TIDES represent undivided preferred beneficial ownership interest in the assets of the trust. The trust used the proceeds from the sale of the TIDES to purchase from us an equal amount of 6.25% Convertible Subordinated Debentures due 2014. Under certain circumstances, the TIDES could be redeemed in cash by us at our option or converted to equity at the holder's option.

                             (AMOUNTS IN THOUSANDS)
                   AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

                                                     TOTAL
                                                    AMOUNTS        LESS THAN    1 TO 3    4 TO 5     AFTER 5
                                                   COMMITTED         1 YEAR     YEARS      YEARS      YEARS
                                                    -------          ------     ------     ------     ------
 OTHER COMMERCIAL COMMITMENTS
         Letter of Credit (1)                        $6,200          $(800)     $(500)     $7,500         $-
         Guarantee (2)                                2,700             675        675        675        675
         Partnership (3)                                588             588          -          -          -
         Derivatives (4)                              7,045           3,529      1,613          -      1,903
                                                    -------          ------     ------     ------     ------
 TOTAL OTHER COMMERCIAL COMMITMENTS                 $16,533          $3,992     $1,788     $8,175     $2,578
                                                    =======          ======     ======     ======     ======

(1) In connection with a sports contract, we are obligated to provide a letter of credit during the term of the sports contract.

(2) We have a contingent liability to the national sales representative of the former owner of one of our markets. This obligation is the responsibility of our current national sales representative and arose in connection with our acquisition of the stations involved.

(3) Under a partnership agreement, carried as an investment, we are obligated to increase our investment.

(4) At December 31, 2001, we have interest rate transactions outstanding where we agree with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional amount against the variable debt. The notional amount outstanding at December 31, 2001 was $263.0 million. The marked to market valuation is determined by using quoted market prices from the counter-parties to these agreements. Under certain circumstances, the interest rate transaction liability of $7.0 million at December 31, 2001, could be due and payable prior to the expiration of the agreements.

RECENTLY ISSUED PRONOUNCEMENTS

           In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations and supersedes Accounting Principle Board ("APB") Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Statement No. 141 applies to all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement No. 141 also changes the criteria to recognize intangible assets apart from goodwill. We adopted this statement on July 1, 2001. We have historically used the purchase method to account for all business combinations and we do not believe adoption of this statement will materially impact our financial position, cash flows or results of operations.

           In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which requires that goodwill and certain intangibles not be amortized. Instead, these assets will be reviewed annually for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. This Statement applies to goodwill and certain intangible assets acquired prior to June 30, 2001 and was adopted by us on January 1, 2002. Because the amount previously recorded for the amortization of goodwill and broadcasting licenses is significant, we expect that adoption of this accounting standard will have the impact of reducing our non-cash amortization expense for goodwill and broadcasting licenses and will have a material impact on our financial statements. For the years ended December 31, 1999, 2000 and 2001, the amounts of amortization expense for goodwill and broadcasting licenses were $0.1 million and $14.8 million, $0.1 million and $32.0 million and $0.1 million and $33.1 million, respectively. The required impairment tests of goodwill and broadcasting licenses may result in future period write-downs.

           In order to complete the transitional assessment of goodwill and non-amortizing intangible assets impairment, we will need to: (1) identify the reporting units; (2) determine the carrying value of each reporting unit; and
(3) determine the fair value of each reporting unit. We will have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, the reporting unit's goodwill and non-amortizing intangible assets may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle our consolidated statement of operations. As of the date of adoption, we have unamortized goodwill and unamortized broadcasting licenses in the amounts of $4.2 million and $1,228.4 million, respectively. We have not yet determined what the effect of these tests will be on our financial position, cash flows or results of operations.


           In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset. Under this standard, guidance is provided on measuring and recording the liability. We intend to adopt this statement effective January 1, 2003. We do not believe that adoption of this statement will materially impact our financial position, results of operations or cash flows.

           In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" it removes goodwill from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on long-lived assets held for use. SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring events and Transactions" for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We are in the process of evaluating the impact that adoption of SFAS No. 144 may have on our financial position, cash flows or results of operations. However, such impact, if any, is not known or reasonably estimable at this time.


INTANGIBLES

           As of December 31, 2001, approximately 85.8% of our total assets consisted of intangible assets, such as radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate the radio stations without the related FCC license for each station. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements.

Historically, all of our licenses have been renewed at the end of their respective eight-year periods, and we expect that all licenses will continue to be renewed in the future.

INFLATION

         Inflation has affected our performance in terms of higher costs for radio station operating expenses, including wages, and equipment. The exact impact is indeterminable.

RISK FACTORS

         Many statements contained in this report are forward-looking in nature. These statements are based on current plans, intentions or expectations and actual results could differ materially as we cannot guarantee that we will achieve these plans, intentions or expectations. Among the factors that could cause actual results to differ are the following:

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

         - the level of competition for advertising revenues with other radio stations, satellite radio, television stations and other entertainment and communications media;

         -        technological changes and innovations;

         - new laws, including proposals to eliminate the tax deductibility of certain expenses incurred by advertisers; and

         - changes in governmental regulations and policies and actions of federal regulatory bodies, including the United States Department of Justice, the Federal Trade Commission and the FCC.

         Given the inherent unpredictability of these variables, we cannot with any degree of certainty predict what effect, if any, these variables will have on our future operations. Generally, advertising tends to decline during economic recession or downturn. Consequently, our advertising revenue is likely to be adversely affected by a recession or downturn in the United States economy, the economy of an individual geographic market in which we own or operate radio stations, or other events or circumstances that adversely affect advertising activity.

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

         Any delays, injunctions, conditions or modifications by any of these federal agencies could have a negative effect on us and result in the abandonment of all or part of attractive acquisition opportunities. As a result, under certain circumstances, all or a partial amount of our escrow deposits of $19.0 million, made in connection with the pending acquisitions, could be forfeited if we are unable to timely consummate all or any of our pending acquisitions. We cannot predict whether we will be successful in identifying future acquisition opportunities or what the consequences will be of any acquisitions.

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

WE MAY BE UNABLE TO EFFECTIVELY INTEGRATE OUR ACQUISITIONS.

         The integration of acquisitions involves numerous risks, including:

         - difficulties in the integration of operations and systems and the management of a large and geographically diverse group of stations;

         - the diversion of management's attention from other business concerns;

         -        the potential loss of key employees of acquired stations; and

         - the risk of integration is higher during a period of significant or rapid growth.

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

WE HAVE SUBSTANTIAL INDEBTEDNESS THAT COULD HAVE IMPORTANT CONSEQUENCES TO YOU.

         We have indebtedness that is substantial in relation to our shareholders' equity. At December 31, 2001, we had long-term indebtedness of $388.3 million and shareholders' equity of $755.9 million. In addition to our obligations on our long-term indebtedness, we have quarterly interest obligations on the debentures held by the trust that fund distributions on the TIDES. These obligations are substantial in amount and could have a substantial impact on you. For example, these obligations could:

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

         As of December 31, 2001, $255.8 million was available under our $650.0 million current bank facility. At any time prior to December 31, 2002, we may solicit incremental loans up to $350.0 million, thereby increasing the bank facility to $1.0 billion. The banks participating in our bank facility are not obligated to provide such incremental loans. Moreover, under certain circumstances, we may need to modify or enter into a new bank facility to close on our pending or future acquisitions and we may seek to obtain other funding or additional financing. We have no assurances that we will be able to obtain other funding or additional financing. Any additional borrowings would further increase the amount of our indebtedness and the associated risks.

THE COVENANTS IN OUR CREDIT FACILITY RESTRICT OUR FINANCIAL AND OPERATIONAL FLEXIBILITY.

         Our credit facility contains covenants that restrict, among other things, our ability to borrow money, make particular types of investments or other restricted payments, swap or sell assets, or merge or consolidate. An event of default under our bank facility could allow the lenders to declare all amounts outstanding to be immediately due and payable. We have pledged substantially all of our consolidated assets and the stock of our subsidiaries to secure the debt under our credit facility. If the amounts outstanding under the credit facility were accelerated, the lenders could proceed against our consolidated assets and the stock of our subsidiaries. Any event of default, therefore, could have a material adverse effect on our business. Our bank facility also requires us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by operating performance or other events beyond our control, and we cannot assure you that we will meet those ratios. We also may incur future debt obligations in connection with future acquisitions that might subject us to restrictive covenants that could affect our financial and operational flexibility or subject us to other events of default. The debt we expect to incur in connection with future acquisitions may require us to modify or enter into a new bank facility if certain covenants in our current bank facility would be violated, subjecting us to an event of default.

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

         As of January 31, 2002, Joseph M. Field, our Chairman of the Board and Chief Executive Officer, beneficially owns

1,513,309 shares of our Class A common stock and 9,782,555 shares of our Class B common stock, representing approximately 70.7% of the total voting power of all of our outstanding common stock. As of January 31, 2002, David J. Field, our President, Chief Operating Officer, one of our directors and the son of Joseph
M. Field, beneficially owns 2,029,143 shares of our Class A common stock and 749,250 shares of our outstanding Class B common stock, representing approximately 6.8% of the total voting power of all of our outstanding common stock. Collectively, Joseph M. Field and David J. Field beneficially own all of our outstanding Class B common stock. Other members of the Field family also own shares of Class A common stock.


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

WE DEPEND HEAVILY ON OUR SEATTLE RADIO STATIONS.

         The radio stations we own or operate in Seattle generated between 20% and 25% of our net revenues and broadcast cash flows for 2001. Accordingly we may have greater exposure to any operating difficulties that may arise at our Seattle stations or to adverse events or conditions that affect the Seattle economy than if we were more geographically diverse.

WE MUST RESPOND TO THE RAPID CHANGES IN TECHNOLOGY, SERVICES AND STANDARDS THAT CHARACTERIZE OUR INDUSTRY IN ORDER TO REMAIN COMPETITIVE.

         The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies and services. We cannot assure you that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Several new media technologies and services are being developed or introduced, including the following:

         - satellite delivered digital audio radio service, has resulted in the introduction of new subscriber based satellite radio services with numerous niche formats;

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

THE LOSS OF KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key executives. We believe that the loss of one or more of these individuals could have a material adverse effect on our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Under certain bank facility covenants that are measured periodically, we may be required from time to time to protect ourselves from interest rate fluctuations through the use of derivative rate hedging instruments. As a result, we have entered into various interest rate transactions with various banks, which we call the rate hedging transactions, designed to mitigate our exposure to significantly higher floating interest rates. These transactions are referred to as a "collar" or a "swap". A collar consists of a rate cap agreement that establishes an upper limit or "cap" for the base LIBOR rate and a rate floor agreement that establishes a lower limit or "floor" for the base LIBOR rate. Collar agreements covering a rate cap and a rate floor have been entered into simultaneously with the same bank. Swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and the bank pay to us a variable rate equal to three-month LIBOR. As of December 31, 2001, we have rate hedging transactions in place for a total notional amount of $263.0 million. Based upon the variable-rate debt as of December 31, 2001, a 100 basis point change in interest rates would change annual interest expense by approximately $2.3 million.

      Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party. To minimize this risk, we select high credit quality counter-parties.

      All of the rate hedging transactions are tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The valuation of each of these rate hedging transactions is affected by the change in the three-month LIBOR rates and the remaining term of the agreement. Any increase in the three-month LIBOR rate results in a more favorable valuation, while any decrease in the three-month LIBOR rate results in a less favorable valuation for each of the rate hedging transactions. The three-month LIBOR rate at December 31, 2001 was lower than the rate at December 31, 2000. The decrease in interest rates resulted in a net increase in market value liability of the instruments as of December 31, 2001, despite a reduction in the remaining term under each of the transactions. Effective January 1, 2001, we adopted the Financial Accounting Standards Board's ("FASB") Statement of Accounting Standards ("SFAS") No. 133 entitled "Accounting for Derivative and Hedging Activities," that was amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 established accounting and reporting standards for (1) derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives and (2) hedging activities. The effect of the adoption of this accounting standard was reflected in the consolidated financial statements for the year ended December 31, 2001.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our consolidated financial statements, together with related notes and the report of Arthur Andersen LLP, our independent accountants, and Deloitte & Touche LLP, our former independent accountants, are set forth on the pages indicated in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On March 23, 2001, we replaced Deloitte & Touche LLP ("Deloitte"), our previous independent public accountants, with Arthur Andersen LLP in accordance with a resolution of our board of directors. Deloitte previously audited our financial statements for the years ended December 31, 1999 and December 31, 2000. The reports of Deloitte on our financial statements for the years ended December 31, 1999 and December 31, 2000, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the same period, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Please refer to the 8-K filed on March 23, 2001.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table provides information concerning our directors and executive officers as of January 31, 2002.

        NAME              AGE                       POSITION
Joseph M. Field.......     70     Chairman and Chief Executive Officer
David J. Field........     39     President, Chief Operating Officer and Director

        NAME              AGE                       POSITION
John C. Donlevie......     55     Executive Vice President, Secretary, General Counsel
                                    and Director
Stephen F. Fisher.....     49     Executive Vice President and Chief Financial Officer
Herbert Kean, M.D.....     71     Director
S. Gordon Elkins......     71     Director
Thomas H. Ginley, Jr.      77     Director
Lee Hague                  55     Director
Marie H. Field........     64     Director
David J. Berkman......     42     Director
Michael R. Hannon.....     41     Director


      Joseph M. Field founded Entercom in 1968 and has served since our inception as our Chairman of the Board and Chief Executive Officer and was our President until September 1998. Before entering the broadcasting business, he practiced law for 14 years in New York (including service as an Assistant United States Attorney) and Philadelphia. Mr. Field served on the Board of Directors of the National Association of Broadcasters for four years as a representative of the major radio group broadcasters. He currently serves on the Boards of Directors of The Mary Louise Curtis Bok Foundation, the Settlement Music School, the American Interfaith Institute, the National Liberty Museum, the Jewish Education, The Philadelphia Orchestra, the Curtis Institute of Music and Vocational Service (JEVS) and the Philadelphia Chamber Music Society. Mr. Field has a B.A. from the University of Pennsylvania and an L.L.B. from Yale Law School. He is the spouse of Marie H. Field and the father of David J. Field. Mr. Field's term as a director expires at the 2002 annual meeting of shareholders.

      David J. Field has served as our President since 1998, our Chief Operating Officer since 1996 and one of our directors since 1995. He also served as our Chief Financial Officer from 1992 to 1998. Mr. Field joined us in 1987 and served as our Director of Finance and Corporate Development from 1987 to 1988, Vice President-Finance and Corporate Development from 1988 to 1992, Vice President-Operations and Chief Financial Officer from 1992 to 1995 and Senior Vice-President-Operations and Chief Financial Officer from 1995 to 1996. Prior to joining us, he was an investment banker with Goldman, Sachs & Co. Mr. Field currently serves on the Boards of Directors of the Radio Advertising Bureau, the Philadelphia Zoo and The Wilderness Society. He has a B.A. from Amherst College and an M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Field is the son of Joseph M. Field and Marie H. Field. Mr. Field's term as a director expires at the 2002 annual meeting of shareholders.

      John C. Donlevie has served as our Executive Vice President, General Counsel and one of our directors since 1989, our Secretary since 1998 and was our Vice President-Legal and Administrative from 1984 when he joined us to 1989. Prior to joining us, Mr. Donlevie practiced law for 11 years, most recently as Corporate Counsel of Ecolaire Incorporated in Malvern, Pennsylvania. He has a B.S. in Engineering from Drexel University and a J.D. from Temple University School of Law. Mr. Donlevie's term as a director expires at the 2002 annual meeting of shareholders.

      Stephen F. Fisher has served as our Senior Vice President and Chief Financial Officer from 1998 to 2000. In 2000 he became Executive Vice President and Chief Financial Officer. From 1994 to 1998, he was a Managing Director with a private equity firm located in Bala Cynwyd, Pennsylvania. From 1978 to 1994, Mr. Fisher held numerous operational and financial management positions with Westinghouse Broadcasting Company (now part of Viacom Inc.), including the positions of Executive Vice President, General Manager of their Los Angeles news radio station and Controller of the Radio Group. He has an M.A. from Bob Jones University and an M.B.A. from the University of South Carolina.

      Herbert Kean, M.D. has served as one of our directors since our inception. In addition, he served as our Secretary from our inception until 1984. Dr. Kean is currently a medical physician in private practice in the Philadelphia area. He has a B.S. from the University of Pennsylvania and an M.D. from Hahnemann University. He is a clinical professor at Thomas Jefferson University Medical College and Chairman of the Public Health Committee of the Philadelphia County Medical Society. Dr. Kean's term as a director expires at the 2002 annual meeting of shareholders

      S. Gordon Elkins has served as one of our directors since 1978. He was a partner in the law firm of Stradley, Ronon, Stevens & Young from September 1962 through January 1999 and currently is affiliated with the firm. Mr. Elkins has a B.S. from Temple University, graduating first in his class, and an L.L.B. from Yale Law School. Mr. Elkins' term as a director expires at the 2002 annual meeting of shareholders.

      Thomas H. Ginley, Jr., M.D. has served as one of our directors since 1971 and previously served as our Secretary from 1984 to 1998. Dr. Ginley is President and a director of the A & T Development Corporation and Treasurer and a director of Vanessa Noel Couture, Inc. Dr. Ginley is also a gemologist and president of Gem Treasury International Inc. He is a diplomat of the National Board as well as a fellow of the American College of Surgeons. Dr. Ginley has an M.D. from Georgetown University. Dr. Ginley's term as a director expires at the 2002 annual meeting of shareholders.

      Lee Hague has served as one of our directors since 1980. Mr. Hague is currently the Chairman of the Board and Chief Executive Officer of Aspect Holdings Inc. Prior to joining Aspect Holdings Inc. in 1998, he served as President of Hague & Company over a period of 20 years. He has served as an independent consultant to various broadcasting groups and provides financial advisory and media brokerage services to the industry. Mr. Hague has over 20 years' experience in the radio industry. He has a B.S. from Northwestern University and an M.M. from the J.L. Kellogg Graduate School of Management, Northwestern University. Mr. Hague's term as a director expires at the 2002 annual meeting of shareholders.

      Marie H. Field has served as one of our directors since 1989. She served for over 25 years as a teacher in public and private schools in New York and Philadelphia. Mrs. Field serves on the Board of Directors of the Ovarian Cancer Research Fund in New York, the Board of Overseers of the University of Pennsylvania School of Social Work, the Education Board of the National Liberty Museum and the Board of Project Forward Leap. She has a B.A. from Barnard College. Mrs. Field is the spouse of Joseph M. Field and the mother of David J. Field. Mrs. Field's term as a director expires at the 2002 annual meeting of shareholders.

      David J. Berkman has served as one of our directors since the consummation of our initial public offering in January 1999. He is the Managing Partner of Liberty Associated Partners, LP, a venture capital firm primarily engaged in the telecommunications, media and internet market segments. Liberty Associated Partners, LP was founded by principals of The Associated Group, Inc., which prior to its sale in 2000 was a multi-billion dollar publicly-traded owner and operator of communications related businesses of which Mr. Berkman was Executive Vice President. He also currently serves on the Boards of Directors of Internet Capital Group, Inc., Clearwire, Inc., V-Span, Inc., the Philadelphia Regional Performing Arts Center and the Franklin Institute. Mr. Berkman has a B.S. from the Wharton School of the University of Pennsylvania. Mr. Berkman's term as a director expires at the 2002 annual meeting of shareholders.

      Michael R. Hannon has served as one of our directors since December 1998. He is a Partner of J.P. Morgan Partners (JPMP), a partnership with over $20 billion under management. JPMP invests in a wide variety of international private equity opportunities including management buyouts, growth equity, and venture capital situations. JPMP's chief limited partner is J.P. Morgan Chase & Co., one of the largest bank holding companies in the United States. Mr. Hannon worked at Morgan Stanley & Co. Incorporated prior to joining JPMP in 1988. He received his B.A. degree from Yale University and an M.B.A. from Columbia Business School. He is currently on the board of directors of Telecorp PCS, Telesystem International Wireless and several privately-held media and telecom firms. Mr. Hannon's term as a director expires at the 2002 annual meeting of shareholders.

Committees of the Board of Directors

      Our board has adopted certain standing committees including: (1) audit,
(2) compensation, and (3) nominating.

            Audit Committee. The audit committee consists of Messrs. Berkman, Hague and Elkins, each of whom is independent as the term independence is defined in Section 3.03.01 (B)(2)(a) and (3) of the listing standards of the New York Stock Exchange. The audit committee met five times in 2001. The responsibilities of the audit committee include:

      - recommending to the board of directors the independent public accountants to conduct the annual audit of our financial statements;

      - reviewing the proposed scope of the audit and approving the audit fees to be paid;

      - reviewing our accounting and financial controls with the independent public accountants and our financial and accounting staff; and

      -     reviewing and discussing financial statements with management.

            Compensation Committee. Our compensation committee consists of Mr. Hannon and Doctors Ginley and Kean. Our compensation committee met once in 2001. The compensation committee conducts a general review of our compensation plans to ensure that they meet corporate objectives, including review and approval of all compensation paid to our executive officers. The responsibilities of the compensation committee also include administering and interpreting our Employee Stock Purchase Plan and the Entercom 1998 Equity Compensation Plan, including selecting the officers, employees and other qualified recipients that will be granted awards under the Entercom 1998 Equity Compensation Plan.

            Nominating Committee. Our nominating committee consists of David Berkman, Lee Hague and Michael Hannon and met four times in 2001. The nominating committee is responsible for the recommendation of criteria for selection of board members and assisting the board in identifying candidates for the board.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities ("Reporting Persons"), to file reports of beneficial ownership and changes in beneficial ownership (Forms 3, 4 and 5) of our equity securities with the Commission and the New York Stock Exchange. Officers, directors and greater than ten percent shareholders are required by the Commission to furnish us with copies of all Section 16(a) reports they file.

      Based solely on our review of Forms 3, 4 and 5 and amendments thereto furnished to us, we believe that all of our Reporting Persons were in compliance with all Section 16(a) filing requirements for 2001, except a Form 4 for Mr. Kean was filed late.

ITEM 11. EXECUTIVE COMPENSATION

      The following table provides summary information concerning compensation paid to or earned by our Chief Executive Officer and our other most highly compensated executive officers for services rendered during the years ended 1999, 2000 and 2001 (the "Named Executive Officers"):

      Summary Compensation Table

                                                                                                 LONG-TERM
                                                                                                COMPENSATION
                                                                                                ------------
                                                                                                 NUMBER OF
                                                                                                 SECURITIES
                                                          ANNUAL COMPENSATION                    UNDERLYING
                                                         ---------------------   OTHER ANNUAL     OPTIONS
         NAME AND PRINCIPAL POSITION           PERIOD     SALARY     BONUS(1)    COMPENSATION     GRANTED
         ---------------------------           ------     ------     --------    ------------     -------

Joseph M. Field, Chairman of the Board and      1999     $563,320    $250,000         (2)         372,223
Chief Executive Officer                         2000      600,000     400,000                     100,000
                                                2001      600,000     267,000                     100,000

David J. Field, President and Chief             1999      350,000     200,000         (2)         258,334
Operating Officer                               2000      450,000     350,000                     100,000
                                                2001      450,000     267,000                     100,000

Stephen F. Fisher, Executive Vice President     1999      250,000     150,000         (2)         116,667
and Chief Financial Officer                     2000      300,000     200,000                      75,000
                                                2001      300,000     175,000                      50,000

John C. Donlevie, Executive Vice President,     1999      225,000     125,000         (2)         115,556
Secretary and General Counsel                   2000      265,000     150,000                      25,000
                                                2001      265,000     100,000                      25,000

----------
(1) Includes amounts accrued during the year presented but paid in the subsequent year.

(2) Value of perquisites and other personal benefits paid does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the Named Executive Officer and, therefore, is not required to be disclosed pursuant to rules of the Commission.

STOCK OPTION TABLES

      Our Named Executive Officers are eligible to receive stock option grants under the Entercom 1998 Equity Compensation Plan. The following table contains information concerning the stock option grants made to each of the Named Executive Officers, discussed above, during the year ended December 31, 2001:

              STOCK OPTION GRANTS FOR YEAR ENDED DECEMBER 31, 2001

                                                                                     POTENTIAL REALIZABLE VALUE
                     NUMBER OF    PERCENTAGE OF                                        AT ASSUMED ANNUAL RATES
                     SECURITIES   TOTAL OPTIONS   EXERCISE    MARKET                 OF STOCK PRICE APPRECIATION
                     UNDERLYING    GRANTED TO        OR       PRICE                      FOR OPTIONS TERMS($)
                      OPTIONS     EMPLOYEES IN      BASE     ON GRANT   EXPIRATION       --------------------
     NAME             GRANTED       YEAR(%)       PRICE($)    DATE($)      DATE           5%             10%
     ----             -------       -------       --------   --------      ----           --             ---

Joseph M. Field       100,000        11.6%         $40.00     $40.00     01/09/11     $2,515,579     $6,374,970

David J. Field        100,000        11.6%         $40.00     $40.00     01/09/11     $2,515,579     $6,374,970

Stephen F. Fisher      50,000         5.8%         $40.00     $40.00     01/09/11     $1,257,789     $3,187,485

John C. Donlevie       25,000         2.9%         $40.00     $40.00     01/09/11     $  628,895     $1,593,742

----------
(1) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the Commission. There can be no assurance that the actual stock price appreciation over the ten-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of our Class A common stock appreciates over the option term, no value will be realized from the option grants. The potential realizable value is calculated by assuming that the fair market value of our Class A common stock on the date of grant of the options appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day at the appreciated price.

      The following table sets forth information concerning each option exercised by the Named Executive Officers during the year ended December 31, 2001 and option holdings at December 31, 2001 by the Named Executive Officers:

                    STOCK OPTION EXERCISES AND YEAR-END VALUE

                                                   NUMBER OF SHARES           VALUE OF UNEXERCISED
                                                UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS AT
                       SHARES                    OPTIONS AT YEAR END              YEAR END(1)
                      ACQUIRED     VALUE                (#)                           ($)
                    ON EXERCISE   REALIZED   ---------------------------   ---------------------------
     NAME               (#)         ($)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
     ----               ---         ---      -----------   -------------   -----------   -------------

Joseph M. Field           --            --     211,112        361,111       $3,846,205     $5,958,678
David J. Field            --            --     154,168        304,166       $2,884,939     $4,997,375
Stephen F. Fisher      5,000      $158,450      72,084        164,583       $  698,716     $1,994,001
John C. Donlevie          --            --      64,028        101,528       $1,121,709     $1,649,834

----------
(1) Value is determined by subtracting the exercise price from the fair market value of our Class A common stock multiplied by the number of shares underlying the options. Fair market value is based on the New York Stock Exchange closing price of our Class A common stock on December 29, 2001 of $50.00 per share. Options which are not in the money, of which there were none, are not considered for purposes of this computation.

EMPLOYEE STOCK PURCHASE PLAN

      A total of up to 1,850,000 shares of our Class A common stock may be issued under the Employee Stock Purchase Plan, subject to adjustment. Under our Employee Stock Purchase Plan, we will withhold a specified percentage (not to exceed 10%) of the compensation paid to each participant, and the amount withheld (and any additional amount contributed by the participant which together with payroll withholdings does not exceed 10% of the participant's compensation) will be used to purchase our Class A common stock on the last day of each purchase period. The purchase price will be the value of the stock on the last day of the purchase period less a discount not to exceed 15% as determined by the compensation committee in advance of the purchase period. The length of each purchase period shall be specified by the compensation committee. The maximum value of shares that a participant in the Employee Stock Purchase Plan may purchase during any calendar year is $25,000.

EMPLOYMENT AGREEMENTS

      JOSEPH M. FIELD EMPLOYMENT AGREEMENT. We have entered into an employment agreement with Joseph M. Field pursuant to which Mr. Field serves as our Chief Executive Officer. The employment agreement may be terminated upon written notice no less than 30 days prior to the end of any calendar year. Mr. Field's salary for the year 2001 was $600,000. The board of directors may approve additional salary, bonuses, fees, or other compensation. Absent our express prior written consent, Mr. Field is prohibited, in the event of his termination by resignation or for cause, for a period of two years following the termination of the employment agreement, from engaging in any broadcast business that we compete with in any standard metropolitan statistical area in which we are then operating a broadcast property.

      DAVID J. FIELD EMPLOYMENT AGREEMENT. We have entered into an employment agreement with David J. Field, pursuant to which Mr. Field serves as our President and Chief Operating Officer. The employment agreement provides that Mr. Field's employment may be terminated at will by either party (1) immediately if good cause for termination exists, or (2) upon thirty days notice in the absence of good cause. Pursuant to this employment agreement, Mr. Field's salary for the year 2001 was $450,000. The board of directors may approve additional salary, bonuses, fees, or other compensation.

      JOHN C. DONLEVIE EMPLOYMENT AGREEMENT. We have entered into an employment agreement with John C. Donlevie pursuant to which Mr. Donlevie serves as our Executive Vice President, Secretary and General Counsel. The employment agreement provides that Mr. Donlevie's employment may be terminated at will by either party (1) immediately if good cause for termination exists, or (2) upon thirty days notice in the absence of good cause. Pursuant to this employment agreement, Mr. Donlevie's salary for the year 2001 was $265,000. The board of directors may approve additional salary, bonuses, fees, or other compensation.

      STEPHEN F. FISHER EMPLOYMENT AGREEMENT. The employment agreement with Stephen F. Fisher, pursuant to which Mr. Fisher serves as our Chief Financial Officer and Executive Vice President, has been terminated as of December 31, 2001 and we are in the process of negotiating a new agreement.

DIRECTOR COMPENSATION

      All of our non-employee directors receive a fee of $1,000 for each board meeting that they attend in person, $500 for each committee meeting that they attend in person and $250 for each telephonic meeting of the board or a committee. Employee directors are not entitled to receive additional compensation for their services as directors. In addition, during the first quarter of 2001, Marie H. Field, S. Gordon Elkins, Lee Hague, Thomas H. Ginley, Jr., M.D., Herbert Kean, M.D., Michael R. Hannon and David J. Berkman received stock options under the Entercom 1998 Equity Compensation Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of January 31, 2002 regarding the beneficial ownership of our common stock by:

      - each person known by us to beneficially own more than 5% percent of any class of our common stock;
      -     each of our directors and Named Executive Officers; and
      -     all of our directors and executive officers as a group.


      Each shareholder possesses sole voting and investment power with respect to the shares listed, unless otherwise noted.

                                                          COMMON STOCK
                                                          ------------
                                               CLASS A(1)               CLASS B(2)
                                               ----------               ----------
                                         NUMBER OF                NUMBER OF               PERCENT    PERCENT
                                           SHARES      PERCENT      SHARES      PERCENT   OF TOTAL   OF TOTAL
                                        BENEFICIALLY     OF      BENEFICIALLY     OF      ECONOMIC    VOTING
     NAME OF BENEFICIAL OWNER             OWNED(3)      CLASS      OWNED(3)      CLASS    INTEREST    POWER
     ------------------------             --------      -----      --------      -----    --------    -----
Joseph M. Field (4)(5) .............      1,513,309      4.3%      9,782,555     92.9%      24.7%     70.7%
David J. Field (4)(6) ..............      2,029,143      5.8         749,250      7.1        6.1       6.8
John C. Donlevie ...................         91,702       *               --       --         *         *
Stephen F. Fisher ..................         97,143       *               --       --         *         *
Herbert Kean, M.D ..................      1,060,116      3.0              --       --        2.3        *
S. Gordon Elkins (4)(7) ............      2,519,003      7.2              --       --        5.6       1.8
Thomas H. Ginley, M.D. (8) .........        711,859      2.0              --       --        1.6        *
Lee Hague ..........................         11,251       *               --       --         *         *
Marie H. Field (4)(9) ..............      1,513,309      4.3         380,000      3.6        4.2       1.4
Michael R. Hannon (10) .............          7,804       *               --       --         *         *
David J. Berkman ...................          9,584       *               --       --         *         *
Putnam Investments, LLC (11)
One Post Office Square
Boston, MA 02109 ...................      3,568,856     10.2              --       --        7.9       2.6
All directors and executive officers
as a group (11 persons) ............      5,367,594     15.1      10,531,805      100       34.5      78.6


----------
*     Less than one percent.

(1) For the purpose of calculating the percentage of Class A common stock held by each shareholder, the total number of shares of Class A common stock outstanding does not include the shares of Class A common stock issuable upon conversion of the outstanding shares of Class B common stock. The number of shares of Class A common stock also includes all issued shares of restricted stock.

(2) The Class A common stock and the Class B common stock vote together as a single class on all matters submitted to a vote of shareholders. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to ten votes, except: (a) any share not voted by either Joseph M. Field or David J. Field is entitled to one vote; (b) the holders of Class A common stock, voting as a separate class, are entitled to elect two directors; (c) each share of Class B common stock is entitled to one vote with respect to any "going private" transactions under the Exchange Act; and (d) as required by law. The shares of Class B common stock are convertible in whole or in part, at the option of the holder, subject to certain conditions, into the same number of shares of Class A common stock.

(3) Shares beneficially owned and percentage ownership are based on 34,829,917 shares of Class A common stock and 10,531,805 shares of Class B common stock outstanding as of January 31, 2002. The number of shares of Class A common stock also includes all issued shares of restricted stock.

(4) The address of these shareholders is 401 City Avenue, Suite 409, Bala Cynwyd, Pennsylvania 19004.

(5) Includes (a) 1,069,330 shares of Class A common stock beneficially owned by Marie H. Field, wife of Joseph M. Field, (b) 380,000 shares of Class B common stock beneficially owned by Marie H. Field, (c) 38,578 shares of Class A common stock held of record by Joseph M. Field as trustee of a trust for the benefit of a sister of Marie H. Field, (d) 106,549 shares of Class A common stock beneficially owned by Joseph M. Field as a director and officer of the Joseph and Marie Field Foundation, (e) 291,668 shares of Class A common stock which may be acquired through the exercise of options and (f) 7,084 shares of Class A common stock which may be acquired by Marie H. Field, wife of Joseph M. Field, through the exercise of options. The total economic interest and total voting power of Mr. Field includes 380,000 shares of Class B common stock owned by Marie H. Field which Mr. Field has the power to vote pursuant to a revocable proxy. See
      Note 2 above.

(6) Includes (a) 306,094 shares of Class A common stock held of record by David J. Field as co-trustee of a trust for the benefit of Nancy E. Field,
      (b) 513,876 shares of Class A common stock held of record by David J. Field as co-trustee of a trust for the benefit of David J. Field and his children and (c) 996,572 shares of Class A common stock held of record by David J. Field as co-trustee of two trusts for the benefit of the descendants of David J. Field and Nancy E. Field and (d) 212,501 shares of Class A common stock which may be acquired through the exercise of options.

(7) Includes (a) 996,572 shares of Class A common stock held of record by Mr. Elkins as co-trustee of two trusts for the benefit of the descendants of David J. Field and Nancy E. Field, respectively (b) 513,876 shares of Class A common stock held of record by Mr. Elkins as co-trustee of a trust for the benefit of David J. Field and his children, (c) 613,150 shares of Class A common stock held of record by Mr. Elkins as co-trustee of a trust for the benefit of Nancy E. Field and her children, (d) 277,994 shares of Class A common stock held of record by Mr. Elkins as trustee of a trust for the benefit of Marie H. Field, (e) 106,549 shares of Class A common stock beneficially owned by Mr. Elkins as a director and officer of the Joseph and Marie Field Foundation and (f) 7,084 shares of Class A common stock which may be acquired through the exercise of options.

(8) Includes (a) 556,775 shares of Class A common stock held by Dr. Ginley in joint tenancy with his spouse, of which 250,000 shares are pledged to Bear Stearns & Co. pursuant to a pre-paid forward purchase contract, (b) 74,000 shares of Class A common stock owned of record by his spouse, all of which are pledged to Bear Stearns & Co. pursuant to a pre-paid forward purchase contract, (c) 74,000 shares of Class A common stock held of record by his spouse as co-trustee of two trusts for the benefit of their children, of which 37,000 shares are pledged to Bear Stearns & Co. pursuant to a pre-paid forward purchase contract and (d) 7,084 shares of Class A common stock which may be acquired through the exercise of options.

(9) Includes (a) 147,368 shares of Class A common stock held of record by Marie H. Field as co-trustee of a trust for the benefit of David J. Field,
      (b) 306,094 shares of Class A common stock held of record by Marie H. Field as co-trustee of a trust for the benefit of Nancy E. Field, (c) 38,578 shares of Class A common stock held of record by Joseph M. Field, husband of Marie H. Field, as trustee of a trust for the benefit of a sister of Marie H. Field, (d) 106,549 shares of Class A common stock beneficially owned by Marie H. Field as a director and officer of the Joseph and Marie Field Foundation, (e) 7,084 shares of Class A common stock which may be acquired through the exercise of options and (f) 291,668 shares of Class A common stock which may be acquired by Joseph M. Field, husband of Marie H. Field, through the exercise of options. Does not include 9,402,555 shares of Class B common stock held by Joseph M. Field, Marie H. Field's spouse. See Note 2 above.

(10) Includes 7,084 shares of Class A common stock which may be acquired through the exercise of options.

(11) Includes 3,287,176 shares owned by Putnam Investment Management, LLC, 281,680 shares owned by The Putnam Advisory Company, LLC and 1,965,000 shares owned by Putnam New Opportunities Fund, each affiliates of Putnam Investments, LLC. Putnam Investments LLC, has shared voting power with respect to 58,200 shares and shared investment power with respect to all 3,568,856 shares. Putnam Investment Management, LLC exercises sole voting power over none of the shares, but has shared investment power with respect to 3,287,176 shares. The Putnam Advisory Company, LLC exercises shared voting power over 58,200 shares and shared investment power over 281,680 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      S. Gordon Elkins, one of our directors, is affiliated with the law firm of Stradley, Ronon, Stevens & Young. This firm has served as our outside counsel on various matters. For the years ended December 31, 1999, 2000 and 2001, we incurred legal fees from Stradley, Ronon, Stevens & Young in the amounts of $0.2 million, $0.1 million and $0.1 million, respectively.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

                                                                                                        Page
                                                                                                        ----
1.  Consolidated Financial Statements


Report of Independent Public Accountants                                                                 49

Independent Auditors' Report                                                                             50

Consolidated Financial Statements
      Balance Sheets as of December 31, 2000 and December 31, 2001                                       51
      Statements of Operations for the Years Ended December 31, 1999, 2000 and 2001                      53
      Statements of Comprehensive Income (Loss) for the Years Ended December 31, 1999, 2000 and 2001     55
      Statements of Shareholders' Equity for the Years Ended December 31, 1999, 2000 and 2001            56
      Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001                      57
      Notes to Consolidated Financial Statements                                                         59

2.  Consolidated Financial Statement Schedule
      Schedule II - Valuation and Qualifying Accounts                                                    87

3.  Index to Exhibits                                                                                    88

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION                                                            PAGE
------      -----------                                                            ----
3.01        Amended and Restated Articles of Incorporation of the Registrant (2)

3.02        Form of Amended and Restated Bylaws of the Registrant (2)

4.01        Form of Indenture for the Convertible Subordinated Debentures due
            2014 among Entercom Communications Corp., as issuer, and Wilmington
            Trust Company, as indenture trustee (4)

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

10.03       Employment Agreement, dated December 17, 1998, between the
            Registrant and David J. Field, as amended (2)

10.04       Employment Agreement, dated December 17, 1998, between the
            Registrant and John C. Donlevie, as amended (2)

10.05       Employment Agreement, dated November 13, 1998, between the
            Registrant and Stephen F. Fisher (2)

10.06       Entercom 1998 Equity Compensation Plan (2)

10.07       Asset Purchase Agreement, dated as of May 11, 2000, among the
            Registrant, Entercom Kansas City, LLC, Entercom Kansas City License,
            LLC, and Susquehanna Radio Corp. (See table of contents for list of omitted schedules and exhibits, which the Registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request) (3)

10.08 Credit Agreement, dated as of December 16, 1999, by and among Entercom Radio, LLC, as the Borrower, the Registrant, as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and
            Book Manager, Key Corporate Capital Inc., as Administrative Agent and Co-Documentation Agent, Bank of America, N.A., as Syndication
            Agent, and Co-Documentation Agent and the Financial Institutions listed therein. (6)

10.09       Amended and Restated Asset Purchase Agreement, dated as of August
            20, 1999, among the Registrant, Sinclair Communications, Inc., WCGV,
            Inc., Sinclair Radio of Milwaukee Licensee, LLC, Sinclair Radio of
            New Orleans Licensee, LLC,

EXHIBIT
NUMBER      DESCRIPTION                                                                         PAGE
------      -----------                                                                         ----
            Sinclair Radio of Memphis, Inc., Sinclair Radio of Memphis Licensee,
            Inc., Sinclair Properties, LLC, Sinclair Radio of Norfolk/Greensboro
            Licensee, L.P., Sinclair Radio of Buffalo, Inc., Sinclair Radio of
            Buffalo Licensee, LLC, WLFL, Inc., Sinclair Radio of Greenville
            Licensee, Inc., Sinclair Radio of Wilkes-Barre, Inc. and Sinclair
            Radio of Willkes-Barre Licensee, LLC. (See table of contents for list of omitted schedules and exhibits, which the Registrant hereby agrees to furnish supplementally to the Securities and Exchange
            Commission upon request.) (5)

10.10       Asset Purchase Agreement, dated as of August 20, 1999, among the
            Registrant, Sinclair Communications, Inc., Sinclair Media III, Inc.
            and Sinclair Radio of Kansas City Licensee, LLC. (See table of contents for list of omitted schedules and exhibits, which the Registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request.) (5)

10.11       Second Amendment to the Credit Agreement between Entercom Radio,
            LLC, the borrower, Entercom 94 Communications Corp., the parent, Key
            Corporate Capital, administrative agent, Bank of America,
            syndication agent and the financial institutions listed on the
            signature pages. (1)                                                                  90

21.01       Information Regarding Subsidiaries of the Registrant (1)                             101

23.01       Consent of Arthur Andersen LLP (1)                                                   103

23.02       Consent of Deloitte & Touche LLP (1)                                                 104


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

(3) Incorporated by reference to our Quarterly Report on Form 10-Q. (File No. 001-14461)

(4) Incorporated by reference to our Registration Statement on Form S-1. (File No. 333-86843)

(5) Incorporated by reference to our Registration Statement on Form S-1. (File No. 333-86397)

(6) Incorporated by reference to our Current Report on Form 8-K. (File No. 001-14461)

(b) Reports filed on Form 8-K

      No reports of Form 8-K were filed by us during the fourth quarter of the year ended December 31, 2001.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors of
Entercom Communications Corp.:

      We have audited the accompanying consolidated balance sheet of Entercom Communications Corp. (a Pennsylvania corporation) and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for the year then ended. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entercom Communications Corp. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 2 of the notes to consolidated financial statements, effective January 1, 2001, the Company changed its accounting for derivative instruments and hedging activities pursuant to the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Hedging Activities."

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as whole.



ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
February 1, 2002 (except with respect to the matter discussed in Note 17, as to which the date is February 6, 2002)

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Entercom Communications Corp.:

      We have audited the accompanying consolidated balance sheet of Entercom Communications Corp. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14 (a) 2 for each of the two years in the period ended December 31, 2000. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entercom Communications Corp. and subsidiaries at December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for each of the two years in the period ended December 31, 2000, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 14, 2001

       CONSOLIDATED FINANCIAL STATEMENTS OF ENTERCOM COMMUNICATIONS CORP.

                          ENTERCOM COMMUNICATIONS CORP.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 2001
                             (AMOUNTS IN THOUSANDS)


                                     ASSETS

                                                                                       DECEMBER 31,
                                                                               ---------------------------
                                                                                   2000            2001
                                                                               -----------     -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                    $    13,257     $    10,751
  Accounts receivable (net of allowance for doubtful accounts of $2,206
    in 2000 and $2,201 in 2001)                                                     70,937          64,319
  Prepaid expenses and deposits                                                      3,852           6,521
  Prepaid and refundable taxes                                                         705             933
  Deferred tax assets                                                                1,499           5,256
                                                                               -----------     -----------
      Total current assets                                                          90,250          87,780
                                                                               -----------     -----------

INVESTMENTS                                                                         12,116          13,671
                                                                               -----------     -----------

PROPERTY AND EQUIPMENT:
  Land, land easements and land improvements                                        10,082          10,542
  Building                                                                          10,404          11,631
  Equipment                                                                         77,409          83,388
  Furniture and fixtures                                                            12,125          12,592
  Leasehold improvements                                                             8,967          11,514
                                                                               -----------     -----------

                                                                                   118,987         129,667
  Accumulated depreciation and amortization                                        (26,532)        (37,680)
                                                                               -----------     -----------

                                                                                    92,455          91,987
  Capital improvements in progress                                                   1,498             345
                                                                               -----------     -----------

      Net property and equipment                                                    93,953          92,332
                                                                               -----------     -----------

RADIO BROADCASTING LICENSES AND OTHER INTANGIBLES
  Net of accumulated amortization of $62,952 in 2000 and $96,156 in 2001         1,265,816       1,232,612
                                                                               -----------     -----------

DEFERRED CHARGES AND OTHER ASSETS
  Net of accumulated amortization of $2,219 in 2000 and $4,161 in 2001              11,793          12,345
                                                                               -----------     -----------

TOTAL                                                                          $ 1,473,928     $ 1,438,740
                                                                               ===========     ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 2001
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                            DECEMBER 31,
                                                                                    ----------------------------
                                                                                        2000             2001
                                                                                    -----------      -----------
CURRENT LIABILITIES:
  Accounts payable                                                                  $    18,967      $    10,992
  Accrued liabilities:
    Salaries and related benefits                                                         6,042            5,446
    Interest                                                                              1,744            2,689
    Other                                                                                 1,017            6,536
  Derivative instruments                                                                     --            3,529
  Current portion of long-term debt                                                          11           24,389
                                                                                    -----------      -----------
      Total current liabilities                                                          27,781           53,581
                                                                                    -----------      -----------

SENIOR DEBT                                                                             461,249          363,934
                                                                                    -----------      -----------


OTHER LONG-TERM LIABILITIES
  Deferred tax liabilities                                                              124,197          135,974
  Derivative instruments                                                                     --            3,516
  Deferred rent                                                                              --              854
                                                                                    -----------      -----------
      Total other liabilities                                                           124,197          140,344
                                                                                    -----------      -----------
      Total liabilities                                                                 613,227          557,859
                                                                                    -----------      -----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE
  PREFERRED SECURITIES OF SUBSIDIARY HOLDING SOLELY CONVERTIBLE
  DEBENTURES OF THE COMPANY ("TIDES")                                                   125,000          125,000
                                                                                    -----------      -----------

COMMITMENTS AND CONTINGENCIES (NOTE 11)

SHAREHOLDERS' EQUITY:
  Preferred Stock $.01 par value; authorized 25,000,000 shares; none issued                  --               --
  Class A common stock $.01 par value; voting; authorized 200,000,000 shares;
    issued and outstanding 34,212,384 in 2000 and 34,821,553 in 2001                        342              348
  Class B common stock $.01 par value; voting; authorized 75,000,000 shares;
    issued and outstanding 10,531,805 in 2000 and 2001                                      105              105
  Class C common stock $.01 par value; nonvoting; authorized 50,000,000 shares;
    issued and outstanding 495,669 in 2000                                                    5               --
  Additional paid-in capital                                                            747,442          751,803
  Retained earnings (deficit)                                                           (11,850)           5,418
  Unearned compensation                                                                    (329)            (201)
  Accumulated other comprehensive loss                                                      (14)          (1,592)
                                                                                    -----------      -----------

      Total shareholders' equity                                                        735,701          755,881
                                                                                    -----------      -----------

TOTAL                                                                               $ 1,473,928      $ 1,438,740
                                                                                    ===========      ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                         --------------------------------------------
                                                                             1999            2000            2001
                                                                         ------------    ------------    ------------

NET REVENUES                                                             $    215,001    $    352,025    $    332,897
                                                                         ------------    ------------    ------------

OPERATING EXPENSES (INCOME):
  Station operating expenses                                                  135,943         206,608         201,257
  Depreciation and amortization                                                21,564          43,475          46,509
  Corporate general and administrative expenses                                 8,100          12,497          12,335
  Net expense from time brokerage agreement fees                                  652              11              --
  (Gain) loss on sale of assets                                                (1,986)        (41,465)             16
                                                                         ------------    ------------    ------------
  Total operating expenses                                                    164,273         221,126         260,117
                                                                         ------------    ------------    ------------


OPERATING INCOME                                                               50,728         130,899          72,780
                                                                         ------------    ------------    ------------

OTHER EXPENSE (INCOME):
  Interest expense                                                             11,182          37,760          27,583
  Financing cost of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding solely
    convertible debentures of the Company                                       1,845           7,813           7,813
  Interest income                                                              (3,253)           (512)           (262)
  Equity loss from unconsolidated affiliate                                        --           1,100           4,706
  Net loss on derivative instruments                                               --              --             912
  Loss on investments                                                              --           5,688           2,000
                                                                         ------------    ------------    ------------
  Total other expense                                                           9,774          51,849          42,752
                                                                         ------------    ------------    ------------


INCOME BEFORE INCOME TAXES, EXTRAORDINARY
  ITEM AND ACCOUNTING CHANGE                                                   40,954          79,050          30,028

INCOME TAXES:
  Income Taxes - C Corporation                                                 20,943          31,796          12,194
  Income Taxes - S Corporation                                                    125              --              --
  Deferred income taxes for conversion from an S to a C Corporation            79,845              --              --
                                                                         ------------    ------------    ------------
  Total income taxes                                                          100,913          31,796          12,194
                                                                         ------------    ------------    ------------


INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
  ACCOUNTING CHANGE                                                           (59,959)         47,254          17,834

EXTRAORDINARY ITEM:
  Debt extinguishment, net of taxes of $612                                      (918)             --              --
                                                                         ------------    ------------    ------------


INCOME (LOSS) BEFORE ACCOUNTING CHANGE                                        (60,877)         47,254          17,834

  Cumulative effect of accounting change, net of taxes of $377                     --              --            (566)
                                                                         ------------    ------------    ------------

NET INCOME (LOSS)                                                        $    (60,877)   $     47,254    $     17,268
                                                                         ============    ============    ============

                          ENTERCOM COMMUNICATIONS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                         --------------------------------------------
                                                                             1999            2000            2001
                                                                         ------------    ------------    ------------

NET INCOME (LOSS) PER SHARE - BASIC:
  Income (loss) before extraordinary item and accounting change          $      (1.58)   $       1.05    $       0.39
  Extraordinary item, net of taxes                                              (0.03)             --              --
                                                                         ------------    ------------    ------------
  Income (loss) before accounting change                                        (1.61)           1.05            0.39
  Cumulative effect of accounting change, net of taxes                             --              --           (0.01)
                                                                         ------------    ------------    ------------
NET INCOME (LOSS) PER SHARE - BASIC                                      $      (1.61)   $       1.05    $       0.38
                                                                         ============    ============    ============

NET INCOME (LOSS) PER SHARE - DILUTED:
  Income (loss) before extraordinary item and accounting change          $      (1.58)   $       1.04    $       0.39
  Extraordinary item, net of taxes                                              (0.03)             --              --
                                                                         ------------    ------------    ------------
  Income (loss) before accounting change                                        (1.61)           1.04            0.39
  Cumulative effect of accounting change, net of taxes                             --              --           (0.01)
                                                                         ------------    ------------    ------------
NET INCOME (LOSS) PER SHARE - DILUTED                                    $      (1.61)   $       1.04    $       0.38
                                                                         ============    ============    ============

WEIGHTED AVERAGE SHARES:
  Basic                                                                    37,921,623      45,209,036      45,294,776
                                                                         ============    ============    ============
  Diluted                                                                  37,921,623      45,613,829      45,994,349
                                                                         ============    ============    ============

PRO FORMA NET INCOME DATA:
  Income before income taxes, extraordinary item and accounting change   $     40,954
  Pro forma income taxes                                                       20,278
                                                                         ------------
  Pro forma income before extraordinary item and accounting change             20,676
  Extraordinary item, net of pro forma taxes                                     (918)
                                                                         ------------
PRO FORMA NET INCOME                                                     $     19,758
                                                                         ============

PRO FORMA NET INCOME PER SHARE - BASIC:
  Pro forma  income before extraordinary item and accounting change      $       0.55
  Extraordinary item, net of pro forma taxes                                    (0.03)
                                                                         ------------
NET INCOME PER SHARE - BASIC                                             $       0.52
                                                                         ============

PRO FORMA NET INCOME PER SHARE - DILUTED:
  Pro forma  income before extraordinary item and accounting change      $       0.54
  Extraordinary item, net of pro forma taxes                                    (0.03)
                                                                         ------------
NET INCOME PER SHARE - DILUTED                                           $       0.51
                                                                         ============

PRO FORMA WEIGHTED AVERAGE SHARES:
  Basic                                                                    37,921,623
                                                                         ============
  Diluted                                                                  38,237,723
                                                                         ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                             (AMOUNTS IN THOUSANDS)



                                                                                         YEARS ENDED DECEMBER 31,
                                                                                     --------------------------------
                                                                                       1999        2000        2001
                                                                                     --------    --------    --------

NET INCOME (LOSS)                                                                    $(60,877)   $ 47,254    $ 17,268

OTHER COMPREHENSIVE INCOME (LOSS), (NET OF TAX
  BENEFIT OR PROVISION):
  Unrealized income (loss) on investments - net of tax provision of $320 in 1999;
    tax benefit of $357 in 2000 and tax provision of $1,024 in 2001                       522        (536)      1,536
  Unrealized net loss on hedged derivatives from cumulative effect of accounting
    change - net of tax benefit of $457 in 2001                                            --          --        (685)
  Unrealized net loss on hedged derivatives - net of tax benefit of $1,619 in 2001         --          --      (2,429)
                                                                                     --------    --------    --------

COMPREHENSIVE INCOME (LOSS)                                                          $(60,355)   $ 46,718    $ 15,690
                                                                                     ========    ========    ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            COMMON STOCK
                                                                  ----------------------------------------------------------------
                                                                         CLASS A               CLASS B               CLASS C
                                                                         -------               -------               -------
                                                                    SHARES     AMOUNT     SHARES     AMOUNT     SHARES      AMOUNT
                                                                    ------     ------     ------     ------     ------      ------
Balance, December 31, 1998                                        11,002,194    $110    10,531,805    $105            --     $ --
Net loss                                                                  --      --            --      --            --       --
Dividends                                                                 --      --            --      --            --       --
Transfer of S Corporation retained
  earnings to paid-in capital                                             --      --            --      --            --       --
Sale of Common Stock A                                            11,300,000     113            --      --            --       --
Conversion of Convertible Subordinated
  Note to Common Stock A and C                                     2,327,500      23            --      --     1,995,669       20
Conversion of Common Stock C to Common Stock A                       598,833       6            --      --      (598,833)      (6)
Compensation expense related  to granting of stock options                --      --            --      --            --       --
Issuance of Common Stock A related to an incentive plan               11,682       1            --      --            --       --
Sale of Common Stock A                                             8,000,000      80            --      --            --       --
Compensation expense related to granting of restricted stock          11,112      --            --      --            --       --
Net unrealized gain on investments                                        --      --            --      --            --       --
                                                                  ----------    ----    ----------    ----    ----------     ----
Balance, December 31, 1999                                        33,251,321     333    10,531,805     105     1,396,836       14
Net income                                                                --      --            --      --            --       --
Conversion of Common Stock C to Common Stock A                       901,167       9            --      --      (901,167)      (9)
Compensation expense related  to granting of stock options                --      --            --      --            --       --
Compensation expense related to granting of restricted stock           5,000      --            --      --            --       --
Issuance of Common Stock A related to an incentive plan               28,247      --            --      --            --       --
Exercise of stock options                                             26,649      --            --      --            --       --
Net unrealized loss on investments                                        --      --            --      --            --       --
                                                                  ----------    ----    ----------    ----    ----------     ----
Balance, December 31, 2000                                        34,212,384     342    10,531,805     105       495,669        5
Net income                                                                --      --            --      --            --       --
Conversion of Common Stock C to Common Stock A                       495,669       5            --      --      (495,669)      (5)
Compensation expense related  to granting of stock options                --      --            --      --            --       --
Compensation expense related to granting of restricted stock              --      --            --      --            --       --
Issuance of Common Stock A related to an incentive plan               15,807      --            --      --            --       --
Exercise of stock options                                             97,693       1            --      --            --       --
Net unrealized gain on investments                                        --      --            --      --            --       --
Net unrealized loss on hedged derivatives                                 --      --            --      --            --       --
                                                                  ----------    ----    ----------    ----    ----------     ----
Balance, December 31, 2001                                        34,821,553    $348    10,531,805    $105            --     $ --
                                                                  ==========    ====    ==========    ====    ==========     ====


                                                                                                       ACCUMULATED
                                                                                                          OTHER
                                                                                                         COMPRE-
                                                                  ADDITIONAL    RETAINED    UNEARNED     HENSIVE
                                                                   PAID-IN      EARNINGS    COMPEN-       INCOME
                                                                   CAPITAL     (DEFICIT)    SATION        (LOSS)       TOTAL
                                                                   --------    ---------    --------     -------     ---------

Balance, December 31, 1998                                         $     --    $ 225,252     $  --       $    --     $ 225,467
Net loss                                                                 --      (60,877)       --            --       (60,877)
Dividends                                                                --      (88,113)       --            --       (88,113)
Transfer of S Corporation retained
  earnings to paid-in capital                                       135,366     (135,366)       --            --            --
Sale of Common Stock A                                              236,044           --        --            --       236,157
Conversion of Convertible Subordinated
  Note to Common Stock A and C                                       96,387           --        --            --        96,430
Conversion of Common Stock C to Common Stock A                           --           --        --            --            --
Compensation expense related  to granting of stock options              402           --        --            --           402
Issuance of Common Stock A related to an incentive plan                 464           --        --            --           465
Sale of Common Stock A                                              276,020           --        --            --       276,100
Compensation expense related to granting of restricted stock            250           --      (192)           --            58
Net unrealized gain on investments                                       --           --        --           522           522
                                                                   --------    ---------     -----       -------     ---------
Balance, December 31, 1999                                          744,933      (59,104)     (192)          522       686,611
Net income                                                               --       47,254        --            --        47,254
Conversion of Common Stock C to Common Stock A                           --           --        --            --            --
Compensation expense related  to granting of stock options              528           --        --            --           528
Compensation expense related to granting of restricted stock            266           --      (137)           --           129
Issuance of Common Stock A related to an incentive plan                 899           --        --            --           899
Exercise of stock options                                               816           --        --            --           816
Net unrealized loss on investments                                       --           --        --          (536)         (536)
                                                                   --------    ---------     -----       -------     ---------
Balance, December 31, 2000                                          747,442      (11,850)     (329)          (14)      735,701
Net income                                                               --       17,268        --            --        17,268
Conversion of Common Stock C to Common Stock A                           --           --        --            --            --
Compensation expense related  to granting of stock options              408           --        --            --           408
Compensation expense related to granting of restricted stock             --           --       128            --           128
Issuance of Common Stock A related to an incentive plan                 549           --        --            --           549
Exercise of stock options                                             3,404           --        --            --         3,405
Net unrealized gain on investments                                       --           --        --         1,536         1,536
Net unrealized loss on hedged derivatives                                --           --        --        (3,114)       (3,114)
                                                                   --------    ---------     -----       -------     ---------
Balance, December 31, 2001                                         $751,803    $   5,418     $(201)      $(1,592)    $ 755,881
                                                                   ========    =========     =====       =======     =========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          ENTERCOM COMMUNICATIONS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                 ------------------------------------------
                                                                                    1999            2000            2001
                                                                                 ----------      ----------      ----------

OPERATING ACTIVITIES:
  Net income (loss)                                                              $  (60,877)     $   47,254      $   17,268
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                                    21,564          43,475          46,509
    Extraordinary items                                                               1,530              --              --
    Deferred taxes                                                                   89,374          32,993          16,242
    Tax benefit on exercise of options                                                   --             239             875
    Provision for bad debts                                                           2,000           3,670           3,449
    (Gain) loss on dispositions and exchanges of assets                              (1,986)        (41,465)             16
    Non-cash stock-based compensation expense                                           461             657             536
    Equity loss from unconsolidated affiliate                                            --           1,100           4,706
    Loss on investments                                                                  --           5,688           2,000
    Net loss on derivative instruments                                                   --              --             912
    Cumulative effect of accounting change, net of tax                                   --              --             566
    Deferred rent                                                                        --              --             854
    Changes in assets and liabilities (net of effects of acquisitions and dispositions):
      Accounts receivable                                                           (14,458)        (22,681)          3,169
      Prepaid expenses and deposits                                                   1,054          (1,451)         (2,669)
      Prepaid and refundable income taxes                                                --            (935)            647
      Accounts payable and accrued liabilities                                        2,038             931          (9,837)
                                                                                 ----------      ----------      ----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                    40,700          69,475          85,243
                                                                                 ----------      ----------      ----------

INVESTING ACTIVITIES:
    Additions to property and equipment                                             (14,357)         (9,532)         (9,820)
    Acquisition of limited partnership interest                                      (3,138)             --              --
    Proceeds from sale of property, equipment, intangibles and other assets           2,781          57,196             141
    Purchases of radio station assets                                              (763,068)       (100,733)             --
    Proceeds held in escrow from sale of Tampa stations                              75,000              --              --
    Deferred charges and other assets                                                  (656)         (2,212)           (626)
    Purchases of investments                                                         (8,000)         (9,927)         (5,721)
    Proceeds from investments                                                            --              --              21
    Station acquisition deposits                                                       (885)            524          (1,886)
                                                                                 ----------      ----------      ----------
        NET CASH USED IN INVESTING ACTIVITIES                                      (712,323)        (64,684)        (17,891)
                                                                                 ----------      ----------      ----------

FINANCING ACTIVITIES:
    Net proceeds from initial public offering                                       236,157              --              --
    Net proceeds from stock offering                                                276,100              --              --
    Net proceeds from issuance of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding
      solely convertible debentures of the Company ("TIDES")                        125,000              --              --
    Deferred financing expenses related to TIDES and long-term debt                  (8,683)             --              --
    Proceeds from issuance of long-term debt                                        551,000          47,000           7,078
    Payments of long-term debt                                                     (415,509)        (51,511)        (80,015)
    Proceeds from issuance of common stock related to an incentive plan                 464             899             549
    Proceeds from the exercise of stock options                                          --             816           2,530
    Dividends paid to S Corporation shareholders                                    (88,113)             --              --
                                                                                 ----------      ----------      ----------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         676,416          (2,796)        (69,858)
                                                                                 ----------      ----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  4,793           1,995          (2,506)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          6,469          11,262          13,257
                                                                                 ----------      ----------      ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                           $   11,262      $   13,257      $   10,751
                                                                                 ==========      ==========      ==========

                          ENTERCOM COMMUNICATIONS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                          YEARS ENDED DECEMBER 31,
                                                                                 ------------------------------------------
                                                                                    1999            2000            2001
                                                                                 ----------      ----------      ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
  Cash paid (refunded) during the period for:
    Interest                                                                     $   11,187      $   37,201      $   26,522
                                                                                 ==========      ==========      ==========
    Interest on TIDES                                                            $    1,845      $    7,813      $    7,813
                                                                                 ==========      ==========      ==========
    Income taxes                                                                 $   10,851      $     (472)     $       55
                                                                                 ==========      ==========      ==========



SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES -

In connection with the Company's initial public offering completed by the Company during the year ended December 31,1999, the Convertible Subordinated Note, net of deferred finance charges, was converted into equity in the amount of $96,400.

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

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         ENTERCOM COMMUNICATIONS CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION AND ORGANIZATION

         Nature of Business - Entercom Communications Corp. (the "Company") is a radio broadcasting company operating one reportable business segment whose business is devoted to acquiring, developing and operating radio broadcast properties throughout the United States. The segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance. The Company owns, operates, or expects to acquire under pending transactions, 100 radio stations in the following markets: Boston, Seattle, Denver, Portland, Sacramento, Kansas City, Milwaukee, Norfolk, New Orleans, Greensboro, Buffalo, Memphis, Rochester, Greenville/Spartanburg, Wilkes-Barre/Scranton, Wichita, Madison, and Longview/Kelso and Gainesville/Ocala. The pending transactions are described more fully under Note 11, Commitments and Contingencies.

2.       SIGNIFICANT ACCOUNTING POLICIES

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

          For periods prior to January 28, 1999, the Company was taxed as an S Corporation for federal and certain state income taxes. As an S Corporation, the Company's shareholders were obligated for payment of the income taxes on their proportionate share of the Company's taxable income. Effective on January 28, 1999, in connection with the Company's initial public offering (the "IPO"), the shareholders' revoked their S Corporation election with the Internal Revenue Service. As a result, all of the Company's taxable income subsequent to January 27, 1999 was taxed to the Company. Concurrent with and as a result of the revocation of its S Corporation election and its conversion to a C Corporation, the Company recorded a non-cash deferred income tax expense of approximately $79.8 million to reflect the cumulative effect of temporary differences between the tax and financial reporting bases of the Company's assets and liabilities attributable to the period prior to its conversion to a C Corporation. Upon the closing on the acquisition of the radio properties from Sinclair on December 16, 1999, the Company recorded a non-cash deferred income tax expense of approximately $3.9 million. This amount reflected an increase in the Company's effective tax rate from 38% to 40% and its effect on previously reported temporary differences between the tax and financial reporting bases of the Company's assets and liabilities.

         Property and Equipment - Property and equipment are carried at cost. Major additions or improvements are capitalized, while repairs and maintenance are charged to expense. Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in the statement of operations. Depreciation and amortization on property and equipment is determined on a straight-line basis. The estimated useful lives for depreciation are as follows:

Land improvements...............................................        10 years
Building........................................................        20 years
Equipment.......................................................      5-20 years
Furniture and fixtures..........................................      5-10 years
Leasehold improvements .........................................      Lease term

         For the years ended December 31, 1999, 2000 and 2001, the depreciation and amortization expense for property and equipment was $5.9 million, $10.0 million and $11.3 million, respectively.

         Revenue Recognition - Revenue from the sale of commercial broadcast time to advertisers is recognized when the commercials are broadcast. Revenues presented in the financial statements are reflected on a net basis, after the deduction of advertising agency fees by the advertising agencies, usually at a rate of 15% of gross revenues. Promotional fees are recognized as services are rendered. All revenue is recognized in accordance with the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin, SAB 101, Revenue Recognition in Financial Statements, which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition.

         Concentration of Risk - In 2001, Seattle generated approximately 22% of the Company's net revenues.

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

         Impairment of Long-Lived Assets - In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company evaluates the recoverability of its long-lived assets which include broadcasting licenses, property and equipment, other intangibles, deferred charges, and other assets whenever events or changes in circumstance indicate that the carrying amount may not be recoverable. If indications are that the carrying amount of the asset is not recoverable, the Company will estimate the future cash flows expected to result from use of the asset and its eventual disposition. If the sum of the expected future cash flows (non-discounted and without interest charges) is less than the carrying amount of the asset, the Company would recognize an impairment loss. The impairment loss recognized would be measured as the amount by which the carrying amount of the asset exceeds its estimated fair value. As of December 31, 2001, management believes that no impairment losses are required.

         Deferred Charges - The costs related to the issuance of debt are capitalized and accounted for as amortization expense over the lives of the related debt. During the years ended December 31, 1999, 2000 and 2001, the Company recognized amortization of debt issuance costs, exclusive of extraordinary expense for the extinguishment of debt, of $0.3 million, $0.9 million, and $0.9 million, respectively, which amounts are included in amortization expense in the accompanying consolidated statements of operations.

         Corporate General and Administrative Expense - Corporate general and administrative expense consists of corporate overhead costs not specifically allocable to any of the Company's individual business properties.

         Net Expense from Time Brokerage Agreement ("TBA") Fees - Net expense from TBA fees consists of fees paid by the Company under agreements which permit an acquirer to program and market stations prior to acquisition. The Company sometimes enters into such agreements prior to the consummation of station acquisitions and dispositions. Under the TBA's relating to the Company's acquisitions, the expense from TBA fees was approximately $0.7 million for the year ended December 31, 1999. Amounts reflected in net revenues and station expenses from operations under TBA's, excluding expense from TBA fees, were approximately $1.7 million and $1.2 million, $0.9 million and $0.6 million and $0.2 million and $0.1 million for the years ended December 31, 1999, 2000 and 2001, respectively.

         Barter Transactions - The Company provides advertising broadcast time in exchange for certain products, supplies, and services. The terms of the exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time on regular terms. The Company includes the value of such exchanges in both broadcasting revenues and operating costs and expenses. Barter valuation is based upon management's estimate of fair value of the products, supplies and services received. For the years ended December 31, 1999, 2000 and 2001, barter transactions amounted to approximately $1.8 million, $3.2 million and $3.8 million, respectively.

         Cash and Cash Equivalents - Cash and cash equivalents consist primarily of amounts held on deposit with financial institutions, including investments held in financial institutions, in immediately available money market accounts.

         Derivative Financial Instruments - Periodically, the Company enters into derivative financial instruments, including interest rate exchange agreements ("Swaps") and interest rate collar agreements ("Collars") to manage its exposure to fluctuations in interest rates as required under the Company's bank facility. Under a Swap agreement, the Company pays a fixed rate on the notional amount to a bank and the bank pays to the Company a variable rate on the notional amount equal to a base LIBOR rate. A rate collar agreement establishes two separate agreements: an upper limit or "cap" for the base LIBOR rate and a lower limit or "floor" for the base LIBOR rate. The Company's derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk-management policies. As derivative contracts are initiated, the Company designates the instruments individually as hedges of underlying financial instruments or anticipated transactions. Management reviews the correlation and effectiveness of its derivatives on a periodic basis. Any fees associated with these derivatives are amortized over their term. Under these derivatives, the differentials to be received or paid are recognized as an adjustment to interest expense over the life of the contract. Gains and losses on termination of these instruments are recognized as interest expense when terminated. The fair value of these instruments and the changes in the fair value, as a result of changes in market interest rates along with a decline in the remaining term of each of the transactions, are recognized in these consolidated financial statements in accordance with SFAS No. 133.

           Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative and Hedging Activities," that was amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 established accounting and reporting standards for (1) derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives and (2) hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income
(loss) and are recognized in the statement of operations when the hedged item affects net income (loss). SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as on going effectiveness assessments in order to use hedge accounting under this standard. A derivative which does not qualify as a hedge is marked to fair value through the statement of operations. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

           For those derivatives that did not qualify for hedge accounting treatment with an aggregate notional amount of $30.0 million, the Company recorded to the statement of operations for the year ended December 31, 2001:
(1) a $0.4 million loss under the cumulative effect of accounting change as an accumulated transition adjustment and (2) a $1.5 million loss under loss on derivative instruments. For those derivatives designated as cash flow hedges that qualify for hedge accounting treatment with an aggregate notional amount of $233.0 million, the Company recorded for the year ended December 31, 2001: (1) the ineffective amount of the hedges to the statement of operations as a $0.6 million loss under the cumulative effect of accounting change as an accumulated transition adjustment and as a $0.6 million gain under loss on derivative instruments and (2) the effective amount of the hedges to the statement of other comprehensive income as a $1.1 million loss under the cumulative effect of accounting change as an accumulated transition adjustment and as a $4.1 million loss to unrealized loss on hedged derivatives. The Company expects that any reclassification to earnings during the next twelve months from the transition adjustments that were recorded in other comprehensive income will not be material.

         Incentive Compensation Plans - The Company accounts for stock compensation in accordance with the requirements of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. SFAS No. 123, "Accounting for Stock-Based Compensation", requires disclosure of the pro forma effects on net income and net income per share had the fair value recognition provisions of SFAS No. 123 been adopted (See Note 15). The Company also adopted Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation", effective July 1, 2000.

          Investments - Investments are composed of equity securities recorded in the financial statements in the amounts of $12.1 million and $13.7 million as of December 31, 2000 and December 31, 2001, respectively (see Note 5). The Company's investment strategy is to seek long-term strategic investments to enhance its core business. The Company is currently limited to an initial aggregate investment, at cost, of $50.0 million under its existing Bank Facility. The Company accounts for these investments as follows:

         Investments Carried Under the Equity Method - For those investments where the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method of accounting in accordance with APB No 18, "The Equity Method of Accounting for Investments in Common Stock."

           Investments Carried at Fair Value or Cost - For those investments where the Company does not have a significant influence, the investments are carried at fair value based upon quoted market prices or historical cost when quoted market prices are unavailable. The net unrealized income or losses on these investments, net of tax, are reported in the statements of comprehensive income (loss) and as a separate component of shareholders' equity. For the years ended December 31, 1999, 2000 and 2001, the amount of unrealized income on these investments was $0.5 million (net of income tax provision of $0.3 million), the amount of unrealized loss on these investments was $0.5 million (net of income tax benefit of $0.4 million) and the amount of the unrealized income on these investments was $1.5 million (net of income tax provision of $1.0 million), respectively. When the Company has determined that the value of the investment is other than temporarily impaired, the

Company recognizes through the statement of operations a loss on investment. For the year ended December 31, 1999, there were no realized losses on investments. For the years ended December 31, 2000 and 2001, the Company recorded realized losses of $3.4 million (net of an income tax benefit of $2.2 million) and $1.2 million (net of an income tax benefit of $0.8 million), respectively, in the statement of operations under loss on investments.

         Intangible Assets - Intangible assets consist primarily of Federal Communications Commission broadcast licenses and are amortized on a straight-line basis over 40 years. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". The effect of this statement as described below under recent accounting pronouncements, will have a material impact on the Company's financial position and results of operations.

         New Accounting Pronouncements - In June 2001, the FASB issued SFAS No. 141, "Business Combinations." Statement No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principle Board ("APB") Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Statement No. 141 is effective for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement No. 141 also changes the criteria to recognize intangible assets apart from goodwill. The Company adopted this Statement on July 1, 2001. The Company has historically used the purchase method to account for all business combinations and the Company does not believe adoption of this Statement will materially impact the Company's financial position, cash flows or results of operations.

           In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" that requires that goodwill and certain intangibles will not be amortized. Instead, these assets will be reviewed annually for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. This Statement applies to goodwill and certain intangible assets acquired prior to June 30, 2001 and will be adopted by the Company on January 1, 2002. We expect that adoption of this accounting standard will have the impact of reducing the Company's non-cash amortization expense for goodwill and broadcasting licenses and will have a material impact on the Company's financial statements as the amount previously recorded for the amortization of goodwill and broadcasting licenses is significant. For the years ended December 31, 1999, 2000 and 2001, the amounts of amortization expense for goodwill and broadcasting licenses were $0.1 million and $14.8 million, $0.1 million and $32.0 million and $0.1 million and $33.1 million, respectively. The required impairment tests of goodwill and broadcasting licenses may result in future period write-downs.

           In order to complete the transitional assessment of goodwill and non-amortizing intangible assets impairment, the Company will need to: (1) identify the reporting units; (2) determine the carrying value of each reporting unit; and (3) determine the fair value of each reporting unit. The Company will have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill and non-amortizing intangible assets may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations. As of the date of adoption, the Company has net unamortized goodwill and unamortized broadcasting licenses in the amounts of $4.2 million and $1,228.4 million, respectively. The Company has not yet determined what the effect of the impairment tests will be on the Company's financial position, cash flows or results of operations.


           In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset. Under this standard, guidance is provided on measuring and recording the liability. Adoption of this Statement by the Company will be effective on January 1, 2003. The Company does not believe that the adoption of this Statement will materially impact the Company's financial position, cash flows or results of operations.

           In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" it removes goodwill from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on long-lived assets held for use. SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring events and Transactions" for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is in the process of evaluating the impact that adoption of SFAS No. 144 may have on the Company's financial position, cash flows or results of operations. However, such impact, if any, is not known or reasonably estimable at this time.

         Reclassifications - Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

3.       ACQUISITIONS, DIVESTITURES, JOINT SALES AGREEMENT AND PRO FORMA SUMMARY

         The Company consummated acquisitions of radio stations under the purchase method of accounting (unless otherwise noted below), and the purchase price, including transaction costs, was allocated to the assets based upon their respective fair values as determined as of the purchase dates. Gains on exchange transactions are determined based on the excess of the estimated fair value of the station assets acquired, plus any cash received, over the Company's carrying basis in the station assets exchanged plus cash paid by the Company, all less transaction costs.

ACQUISITIONS AND DIVESTITURES FOR THE YEAR ENDED DECEMBER 31, 1999

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

         On February 22, 1999, the Company acquired the assets of WAAF-FM and WQSX-FM in Boston and WVEI-AM (formerly WWTM-AM) in Worchester from CBS for $58.0 million in cash. The Company incurred transaction costs of approximately $0.2 million related to this acquisition. Broadcasting licenses and other intangibles in the amount of $55.7 million were recorded in connection with this transaction. The Company had operated these stations under a TBA since September 1998.

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

ACQUISITIONS AND DIVESTITURES FOR THE YEAR ENDED DECEMBER 31, 2000

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

         On October 2, 2000, the Company upgraded WSKY-FM, serving the Gainesville/Ocala, Florida radio market, to a Class C-2 license from a Class A license at a cost of $0.9 million in cash. This upgrade, together with the May 7, 1998 purchase of assets of WSKY-FM from Gator Broadcasting Co. ("Gator") for $2.0 million in cash, completed the transaction with Gator.

         On November 3, 2000, the Company completed the acquisition from Sinclair of all of the assets related to radio station WKRF-FM, serving the Wilkes-Barre/Scranton, Pennsylvania radio market, where the Company already owns eight radio stations, for $0.6 million in cash. With this acquisition, the Company completed the purchase of all of the radio stations under agreement with Sinclair.

JOINT SALES AGREEMENT

         Effective July 1, 1997, the Company entered into a Joint Sales Agreement ("JSA") with Classic Radio, Inc. ("Classic"), whereby the Company serves as the exclusive sales agent for the Classic-owned KING-FM radio station located in Seattle Washington. This agreement is a continuation of a relationship under a prior JSA that expired on June 30, 1997. Under the JSA, which continues through June 30, 2002, the Company receives all revenues from the sale of advertising time broadcast on KING-FM and is required to pay a monthly fee to Classic based upon calculations as defined in the agreement. Under the terms of the JSA, the Company is responsible for all costs incurred in selling the advertising time. Classic is responsible for all costs incurred in operating the station. Net revenues and expenses incurred by the Company under this contract during the years ended December 31, 1999, 2000 and 2001, were $3.9 million and $2.3 million, $4.0 million and $2.4 million and $3.3 million and $4.2 million, respectively. On February 1, 2002, the Company entered into an agreement with Classic to terminate the JSA effective February 28, 2002.

UNAUDITED PRO FORMA SUMMARY

         The following unaudited pro forma summary presents the consolidated results of operations as if all acquisitions, divestitures and changes to sports contracts which occurred during the period of January 1, 2000 through December 31, 2001, had all occurred as of January 1, 2000, after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions and other transactions occurred as of January 1, 2000. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition and other transactions been made as of that date or results which may occur in the future.

                                                                              YEARS ENDED DECEMBER 31,
                                                                              ------------------------
                                                                                2000           2001
                                                                                ----           ----
                                                                         (AMOUNTS IN THOUSANDS, EXCEPT PER
                                                                                     SHARE DATA)
                                                                              PRO FORMA      PRO FORMA
Net revenues                                                                  $ 353,204      $ 332,398
                                                                              =========      =========
Income before (gain) loss on sales of assets and accounting change               25,944         23,214
                                                                              =========      =========
Cumulative effect of accounting change, net of taxes                                 --           (566)
                                                                              =========      =========
Net income                                                                       46,750         18,068
                                                                              =========      =========
Net income per share - basic                                                       1.03           0.40
                                                                              =========      =========
Net income per share - diluted                                                $    1.02      $    0.39
                                                                              =========      =========

4.       RADIO BROADCASTING LICENSES AND OTHER INTANGIBLES

         Radio broadcasting licenses and other intangibles consist of the following:

                                                                      DECEMBER 31,
                                                                      ------------
                                                                 2000             2001
                                                                 ----             ----
                                                                (AMOUNTS IN THOUSANDS)
Broadcast licenses                                           $ 1,323,985       $ 1,323,985
Other intangibles                                                  4,783             4,783
                                                             -----------       -----------
          Subtotal                                             1,328,768         1,328,768
Less accumulated amortization                                    (62,952)          (96,156)
                                                             -----------       -----------
Total radio broadcasting licenses and other intangibles      $ 1,265,816       $ 1,232,612
                                                             ===========       ===========

5.       INVESTMENTS

                  The following table summarizes the Company's equity investment in an unconsolidated affiliate, Local Media Internet Venture, Inc. ("LMIV") and other investments carried at the lower of fair value or cost:

                                                               INVESTMENTS
                                                               -----------
                                                   LMIV           OTHER          TOTAL
                                                   ----           -----          -----
                                                         (AMOUNTS IN THOUSANDS)
Balance as of December 31, 1999                  $     --       $  9,870       $  9,870
  Acquisition of new investments                    3,008          6,733          9,741
  Additional investment                                --            137            137
  Fair value or cost adjustments                       --         (6,532)        (6,532)
  Equity loss from unconsolidated affiliate        (1,100)            --         (1,100)
                                                 --------       --------       --------
Balance as of December 31, 2000                     1,908         10,208         12,116
  Additional investment                             5,711             10          5,721
  Fair value or cost adjustments                       --            560            560
  Distributions                                                      (20)           (20)
  Equity loss from unconsolidated affiliate        (4,706)            --         (4,706)
                                                 --------       --------       --------
Balance as of December 31, 2001                  $  2,913       $ 10,758       $ 13,671
                                                 ========       ========       ========

         During the year ended December 31, 2001, the Company recorded a reduction of $2.0 million in the valuation of holdings in the stock of an unrelated Internet company. This amount is reflected as a loss on investments in the statement of operations.

         During the year ended December 31, 2000, the Company acquired a 32% interest in LMIV, a company formed with other radio broadcasters in a venture whose purpose is to enhance the synergies and opportunities between radio and the Internet. As of December 31, 2000 and 2001, the Company's cumulative investment in LMIV was $3.0 million and $8.7 million, respectively, and for the years ended December 31, 2000 and 2001, the Company recorded losses of $0.7 million, and $2.8 million, net of income tax benefits of $0.4 million and $1.9 million, respectively, in the statement of operations under equity loss from unconsolidated affiliate.

         This investment is accounted for under the equity method of accounting. The Company's equity interest in operating losses of this operation is recorded in the statement of operations as "Equity loss from unconsolidated affiliate".

6.       DEFERRED CHARGES AND OTHER ASSETS

         Deferred charges and other assets consist of the following:

                                                                    DECEMBER 31,
                                                                    ------------
                                                                  2000        2001
                                                                  ----        ----
                                                               (AMOUNTS IN THOUSANDS)
Debt issuance costs less accumulated amortization of $932
     and $1,796 in 2000 and 2001, respectively                  $ 7,946      $ 7,081
Software costs less accumulated amortization of $667
     and $1,635 in 2000 and 2001, respectively                    2,084        1,726
Station deposits and acquisition costs                              688        2,574
Leasehold premium less accumulated amortization of $461
     and $567 in 2000 and 2001, respectively                      1,062          955
Other deferred charges less accumulated amortization of $9
      and $14 in 2000 and 2001, respectively                         13            9
                                                                -------      -------
                                                                $11,793      $12,345
                                                                =======      =======

7.       INCOME TAXES

         Income tax expense, is summarized as follows:

                                    YEARS ENDED DECEMBER 31,
                                    ------------------------
                               1999           2000          2001
                               ----           ----          ----
                                    (AMOUNTS IN THOUSANDS)
Federal                      $  9,083      $   (967)      $ (3,269)
State                           1,844          (230)          (779)
                             --------      --------       --------
     Total current             10,927        (1,197)        (4,048)
                               ======        ======         ======

Federal                        78,202        26,643         12,811
State                          11,172         6,350          3,054
                             --------      --------       --------
     Total deferred            89,374        32,993         15,865
                             --------      --------       --------
     Total income taxes      $100,301      $ 31,796       $ 11,817
                             ========      ========       ========


         Approximately $0.6 million of benefit for income taxes was allocated to an extraordinary item in connection with the early extinguishment of debt in the accompanying consolidated statements of operations for the year ended December 31, 1999

(Actual and Pro Forma). Approximately $0.4 million of benefit for income taxes was allocated to a cumulative effect of accounting change in the accompanying consolidated statements of operations for the year ended December 31, 2001.

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

         Upon closing the acquisition of radio properties from Sinclair on December 16, 1999, the Company recorded a non-cash deferred income tax expense of approximately $3.9 million. This amount reflects an increase in the Company's effective tax rate from 38% to 40% and its effect on previously reported temporary differences between the tax and financial reporting bases of the Company's assets and liabilities as a result of adding facilities in additional states which on average have higher income tax rates. The adjustment is reflected in results for the year ended December 31, 1999.

         Income tax expense computed using the United States federal statutory rates is reconciled to the reported income tax provisions as follows:

                                                                         YEARS ENDED DECEMBER 31,
                                                                         ------------------------
                                                                    1999         2000            2001
                                                                    ----         ----            ----
                                                                          (AMOUNTS IN THOUSANDS)
Federal statutory income tax rate                                      35%            35%            35%

Computed tax expense at federal statutory rates
     on income before income taxes                               $ 14,344       $ 27,668       $ 10,180
State income taxes (net of federal tax benefit)                     1,834          3,953          1,454
S Corporation termination and conversion to a C Corporation        79,845             --             --
Deferred state income tax rate adjustment                           3,891             --             --
Nondeductible expenses and other                                      387            175            183
                                                                 --------       --------       --------
         Income tax provision                                    $100,301       $ 31,796       $ 11,817
                                                                 ========       ========       ========

         The tax effects of significant temporary differences that compromise the net deferred tax assets and liabilities are as follows:

                                                          DECEMBER 31,
                                                          ------------
                                                      2000           2001
                                                      ----           ----
                                                    (AMOUNTS IN THOUSANDS)
Current deferred tax assets (liabilities):
     Employee benefits                             $     460       $   1,215

     Provision for doubtful accounts                     454             452
     Net operating loss carry-forwards                    --           2,261
     Derivative financial instruments                     --           1,412
     Other                                               585             (83)
                                                   ---------       ---------
         Total net current assets                      1,499           5,256
                                                   ---------       ---------

Noncurrent deferred tax assets (liabilities):
     Property and equipment and intangibles         (125,234)       (145,368)
     Employee benefits                                 1,037              --
     Investments                                          --           3,722
     Net operating loss carry-forwards                    --           4,103
     Option exercises and restricted stock                --             942
     Derivative financial instruments                     --             392
     Other                                                --             235

                                                                      ---------       ---------
         Total net non-current liabilities                             (124,197)       (135,974)
                                                                      ---------       ---------
         Net deferred tax liabilities                                 $(122,698)      $(130,718)
                                                                      =========       =========

         The Company has net operating loss carryforwards for federal and state income tax filing purposes of $15.9 million as of December 31, 2001, that begin to expire in 2019 if not utilized. The tax benefit of these carryforwards is included in the net deferred tax liabilities balance as of December 31, 2001.

8.       DEBT

(A)      SENIOR DEBT

         Senior debt consists of the following:

                                                                              DECEMBER 31,
                                                                              ------------
                                                                          2000            2001
                                                                          ----            ----
                                                                         (AMOUNTS IN THOUSANDS)
Notes payable, due September 30, 2007                                  $ 461,000       $ 388,000
                                                                       ---------       ---------
Other                                                                        260             323
          Total                                                          461,260         388,323
Amounts due within one year                                                  (11)        (24,389)
                                                                       ---------       ---------
                                                                       $ 461,249       $ 363,934
                                                                       =========       =========


         The Company's Credit Agreement was refinanced on December 16, 1999, under a new bank credit agreement (the "Bank Facility") with Banc of America Securities LLC as the lead and syndication agent and Key Corporate Capital Inc., as administrative agent. The Bank Facility provides for senior secured credit of $650.0 million consisting of: (1) a $325.0 million reducing revolving credit facility ("Revolver") and (2) a $325.0 million multi-draw term loan ("Term Loan"), which was fully drawn as of September 29, 2000. The Bank Facility is secured by (1) a pledge of 100% of the Company's capital stock and other equity interest in all subsidiaries; (2) a security interest in all present and future assets and properties, and (3) a security interest in all major tangible and intangible personal property assets of the Company and any future subsidiaries as well as a negative pledge on all real property. Under the terms of the Bank Facility, the Company is restricted from the distribution of any dividends. The Bank Facility requires the Company to comply with certain financial covenants and leverage ratios that are defined terms within the agreement and that include but are not limited to the following: (1) Total Debt to Operating Cash Flow, (2) Operating Cash Flow to Interest Expense, (3) Operating Cash Flow to Pro Forma Debt Service and (4) Operating Cash Flow to Fixed Charges. Management believes the Company is in compliance with all of the terms of the agreement.

         The availability under the Revolver and Term Loan, which mature on September 30, 2007, reduces on a quarterly basis beginning September 30, 2002 in quarterly amounts that vary from $12.2 million to $16.3 million for each Loan. The Company has the option to elect to pay interest at a rate equal to LIBOR (in increments with durations of 1, 2, 3 or 6 months) plus 0.75% or the prime rate. Upon the occurrence of certain events, the Company's borrowing costs can increase to a maximum of LIBOR plus 2.375% or prime plus 1.125%. The interest payable on LIBOR rate is payable at the end of the selected duration but not less frequently than every three months and on prime rates is payable at the end of each calendar quarter. The weighted average interest rate under the Credit Agreement at December 31, 2000 and 2001 was 7.7% and 2.8%, respectively. The Company also pays a commitment fee that varies depending on certain financial covenants and the amount of the unused commitment, from 0.25% or 0.5% per annum, on the average unused balance of the Bank Facility. The amount available under the $650.0 million Bank Facility as of December 31, 2001, was $255.8 million. In connection with a recent amendment to the Bank Facility, the period through which the Company may solicit incremental loans up to $350.0 million, thereby increasing the Bank Facility to a total of $1.0 billion, has been extended to December 31, 2002. This incremental borrowing is subject to syndicate approval and is governed under the same terms as the existing Bank Facility.

(B)      INTEREST RATE TRANSACTIONS

         The Company enters into interest rate transactions to diversify its risk associated with interest rate fluctuations against the variable debt discussed in 8 (A) above and to comply with certain covenants under the Bank Facility. These transactions are accounted for in accordance with SFAS No. 133 as described in Note 2. Under these transactions, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt. The total notional amount of these transactions was $263.0 million as of December 31, 2000 and 2001. These agreements, with initial terms that vary from 2 years to 7 years, effectively fix the interest at rates that vary from 5.8% to 8.5% on current borrowings.

(C)      AGGREGATE PRINCIPAL MATURITIES

         Aggregate principal maturities on Senior debt are as follows (amounts in thousands):

Years ending December 31:
     2002                                        $ 24,389
     2003                                          56,890
     2004                                          65,016
     2005                                          65,018
     2006                                          79,269
     2007 through 2021                             97,741
                                                 --------
         Total                                   $388,323
                                                 ========

         The extraordinary charge for the year ended December 31, 1999, is the result of a write-off of $0.9 million, net of a pro forma tax benefit, of unamortized finance charges resulting from the early extinguishment of long-term debt.

(D)      OUTSTANDING LETTER OF CREDIT

         The Company is required to maintain a letter of credit in connection with a sports contract that expires on November 15, 2005. As of December 31, 2001, the amount of the outstanding letter of credit was $6.2 million.

9.       CONVERTIBLE PREFERRED SECURITIES

          On October 6, 1999, the Company sold 2,500,000 Convertible Preferred Securities, Term Income Deferrable Equity Securities ("TIDES"), including underwriters' over-allotments at an offering price of $50.00 per security. The net proceeds to the Company after deducting underwriting discounts and other offering expenses, was $120.5 million. Subject to certain deferral provisions, the holder of the TIDES, Entercom Communications Capital Trust ("trust"), a wholly-owned subsidiary of the Company, pays quarterly calendar distributions. The first distribution was paid on December 31, 1999. The TIDES represent undivided preferred beneficial ownership interest in the assets of the trust. The trust used the proceeds to purchase from the Company an equal amount of 6.25% Convertible Subordinated Debentures due 2014 ("Debenture"). Upon the due date of the Debentures, the Company will pay the outstanding amount due to the trust and the trust will redeem all of the outstanding TIDES. The Company owns all of the common securities issued by the trust. The trust exists for the sole purpose of issuing the common securities and the TIDES. The trust's sole assets consists of the $125.0 million aggregate principal amount of the Company's 6.25% Convertible Subordinated Debentures due September 30, 2014. The Company has entered into several contractual arrangements for the purpose of fully, irrevocably and unconditionally guaranteeing the trust's obligations under the TIDES. The holders of the TIDES have a preference with respect to each distribution and amounts payable upon liquidation, redemption or otherwise over the holders of the common securities of the trust. Each TIDES is convertible into shares of the Company's Class A Common Stock at the rate of 1.1364 shares of Class A Common Stock for each TIDES. The Company completed this offering on October 6, 1999, and issued 2,500,000 TIDES at $50.00 per TIDES. As of December 31, 2001, there were 2.5 million outstanding TIDES as no holder of the TIDES had converted their shares into Class A Common Stock. The Company may elect after October 3, 2002, to redeem the notes in accordance with the terms of the TIDES. The TIDES are convertible into Class A Common Stock at $44.00 per share.

10.      FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         Investments: Management believes that the carrying amounts of the investments approximates fair value.

         Long-term debt: The amounts outstanding under the credit facility bear interest at current market rates and the carrying amounts approximate fair market value as of December 31, 2000 and 2001.

         Interest rate swaps and collars: The fair values for the interest rate swap and collar contracts were estimated by obtaining quotations from brokers. The fair value is an estimate of the amount that the Company would receive (pay) at the reporting date if the contract was transferred to another party or cancelled by either party. As of December 31, 2000 and 2001, the fair values of these contracts were liabilities of $2.1 million and $7.0 million, respectively.

         TIDES: The fair values of the Company's Convertible Preferred Securities, Term Income Deferrable Equity Securities as of December 31, 2000 and December 31, 2001, were $113.8 million and $153.1 million, respectively, which were based on available market prices. As of December 31, 2000 and December 31, 2001, the carrying value of the TIDES was $125.0 million.

         Outstanding Letter of Credit: The Company had a letter of credit outstanding in the amount of $5.8 million and $6.2 million as of December 31, 2000 and 2001, respectively. The Company does not believe it is practicable to estimate the fair value of this financial instrument and does not expect any material loss from the resolution since performance is not likely to be required.

11.      COMMITMENTS AND CONTINGENCIES

         ACQUISITIONS

         The Company entered into a preliminary agreement on February 6, 1996, to acquire the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation ("Royce"), subject to approval by the FCC, for a purchase price of $25.0 million. Notwithstanding the Company's efforts to pursue this transaction, Royce has been non-responsive. On July 28, 1999, the Company commenced a legal action seeking to enforce this agreement, and subsequently Royce filed a cross-complaint against the Company asking for treble damages, an injunction, attorney's fees and costs. Portions of Royce's cross-complaint have been dismissed and after a trial in November 2001, the California Superior Court ruled that the February 1996 agreement was enforceable and that the court would order specific performance of the agreement to sell KWOD. The Company is entitled to recover damages incident to the failure of Royce to honor this agreement but the trial on damages has been delayed by a bankruptcy filing by Royce. On February 6, 2002, the Bankruptcy Court granted our petition to dismiss the bankruptcy filing by Royce. The Company estimates that the impact of an unfavorable outcome will not materially impact the Company's financial position, results of operations or cash flows. The Company cannot determine if and when the transaction might occur.

         On November 29, 2001, the Company entered into an asset purchase agreement with WCCB-TV, Inc., a subsidiary of Bahakel Communications, Ltd., to acquire the assets of WKSI-FM and WPET-AM, serving the Greensboro, North Carolina radio market, for a purchase price of $20.8 million in cash, of which $1.0 million was paid as a deposit on November 29, 2001. On December 5, 2001, the Company began operating these stations under a time brokerage agreement. The closing of this transaction, which is conditional upon the approval of the FCC, is expected in the first quarter of 2002 and will increase the Company's ownership to six radio stations in the Greensboro, North Carolina radio market.

         On December 24, 2001, the Company entered into an option agreement with Tribune Denver Radio, Inc. and Tribune Broadcasting Company ("Tribune") to acquire the assets of KOSI-FM, KKHK-FM and KEZW-AM, serving the Denver, Colorado radio market, for a purchase price of $180.0 million in cash, of which $18.0 million was paid as a deposit on January 2, 2002. On February 1, 2002, the Company began operating these stations under a time brokerage agreement. The time brokerage agreement may run for a period of up to three years at Tribune's option. Closing of this transaction may be delayed at the option of the seller, not to exceed three years, and is conditioned on the approval of the FCC. Management believes that the Company will maintain compliance with the terms of the Company's bank facility for which compliance is required in connection with the closing of the transaction.

         OTHER

         As of December 31, 2001, the Company is committed to invest an additional amount of $0.6 million in an investment fund focused on minority-owned businesses.

         Rental expense is incurred principally for office and broadcasting facilities. Rental expense during the years ended December 31, 1999, 2000 and 2001 was approximately $3.7 million, $6.3 million and $7.1 million, respectively.

         The Company also has various commitments under the following types of contracts: (1) operating leases; (2) sports programming; (3) on-air talent; (4) television advertising; and (5) other operating contracts with aggregate minimum annual commitments as of December 31, 2001 as follows:

                              OPERATING     SPORTS       ON-AIR     TELEVISION     OTHER
                               LEASES     PROGRAMMING    TALENT     ADVERTISING   CONTRACTS
                               ------     -----------    ------     -----------   ---------
                                                  (AMOUNTS IN THOUSANDS)
Years ending December 31:
2002                           $ 6,473      $16,718      $15,171      $ 1,533      $ 5,379
2003                             6,175        9,450        9,807        1,533        4,484
2004                             5,973        8,310        3,561        1,533        1,820
2005                             5,550        8,500          419           --           31
2006                             5,105           --           88           --           --
2007 through 2021               27,797           --           --           --           --
                               -------      -------      -------      -------      -------
                               $57,073      $42,978      $29,046      $ 4,599      $11,714
                               =======      =======      =======      =======      =======

         In October 1999, The Radio Music License Committee, of which the Company is a participant, filed a motion in the New York courts against Broadcast Music, Inc. commencing a rate-making proceeding, on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees. The Company is currently operating under interim license agreements for the period commencing January 1, 1997 at the rates and terms reflected in prior agreements. The Company's management believes that the impact of an unfavorable outcome of the motion will not materially impact the financial position, results of operations or cash flows of the Company.

         In December 2000, the U.S. Copyright Office, under the Digital Millennium Copyright Act, issued a final rule that AM and FM radio broadcast signals transmitted simultaneously over a digital communications network, are subject to the sound recording copyright owner's exclusive right of performance. This would result in the imposition of license fees for Internet streaming and other digital media. As a result of this decision, the Company is participating in an arbitration proceeding at the U.S. Copyright Office to determine the amount of the fees that are due from the use of sound recordings in Internet streaming. The Company, along with other broadcasters and the National Association of Broadcasters ("NAB") commenced on January 25, 2001 a legal action in the U.S. District Court of Philadelphia, Pennsylvania, seeking declaratory relief as to the impact of the final rule of the Copyright Office. The court in this action on August 1, 2001, upheld the Copyright Office decision. The Company, along with other broadcasters and the NAB, on September 30, 2001, filed an appeal of this decision. However, the Company cannot determine the likelihood of success. The Company's management believes that the impact of an unfavorable determination will not materially impact the financial position, results of operations or cash flows of the Company.

         The Company has a contingent liability to the national sales representative of the former owner of one of the Company's markets in the amount of $2.7 million. This obligation is the responsibility of the Company's current national sales representative and arose in connection with the Company's acquisition of the stations involved.

         The Company is subject to various outstanding claims that arose in the ordinary course of business and to other legal proceedings. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

12.      GUARANTOR FINANCIAL INFORMATION

         Entercom Radio, LLC ("Radio"), a wholly-owned subsidiary of Entercom Communications Corp., is the borrower of the Company's senior debt under the Bank Facility, described in Note 8, with Entercom Communications Corp. as the guarantor.

Radio is comprised primarily of the operating assets, including Federal Communications Commission licenses, permits, authorizations and cash royalties. Entercom Communications Capital Trust, the holder of the TIDES, described in
Note 9, is a wholly-owned subsidiary of Entercom Communications Corp and is the holder of 6.25% Convertible Subordinated Debentures due from Entercom Communications Corp.

         Under the bank facility, Radio is permitted to make distributions to Entercom Communications Corp. in an amount that is required to pay Entercom Communications Corp.'s reasonable overhead costs, other costs associated with conducting the operations of Radio and interest on the TIDES.

          The following tables set forth condensed consolidating financial information for Entercom Communications Corp., Entercom Communications Capital Trust and Entercom Radio, LLC, as of December 31, 2000 and 2001 and for the years ended December 31, 1999, 2000 and 2001.

                                                                         AS OF DECEMBER 31, 2001
                                                                         -----------------------

                                                                     ENTERCOM
                                                    ENTERCOM      COMMUNICATIONS
                                                 COMMUNICATIONS      CAPITAL        ENTERCOM
                                                      CORP.           TRUST         RADIO, LLC     ELIMINATIONS         TOTAL
                                                      -----           -----         ----------     ------------         -----
ASSETS:

   CURRENT ASSETS                                 $     5,127      $        --     $    82,653      $        --      $    87,780

   NET PROPERTY AND EQUIPMENT                             956               --          91,376               --           92,332

   RADIO BROADCASTING LICENSES
      AND OTHER INTANGIBLES -NET                           --               --       1,232,612               --        1,232,612

   OTHER LONG-TERM ASSETS                             468,238          128,866          24,704         (595,792)          26,016
                                                  -----------      -----------     -----------      -----------      -----------

   TOTAL ASSETS                                   $   474,321      $   128,866     $ 1,431,345      $  (595,792)     $ 1,438,740
                                                  ===========      ===========     ===========      ===========      ===========

LIABILITIES AND
   SHAREHOLDERS'S EQUITY:

   CURRENT LIABILITIES                            $     9,732      $        --     $    43,849      $        --      $    53,581

   SENIOR DEBT                                             --               --         363,934               --          363,934

   OTHER LONG-TERM LIABILITIES                            854            3,866         602,550         (466,926)         140,344
                                                  -----------      -----------     -----------      -----------      -----------
   TOTAL LIABILITIES                                   10,586            3,866       1,010,333         (466,926)         557,859
                                                  -----------      -----------     -----------      -----------      -----------
   TIDES                                              128,866          125,000              --         (128,866)         125,000
                                                  -----------      -----------     -----------      -----------      -----------

   SHAREHOLDERS' EQUITY
         Class A and B common stock                       453               --              --               --              453
         Additional paid-in capital                   751,803               --              --               --          751,803
         Accumulated deficit                         (417,186)              --         422,604               --            5,418
         Unearned compensation                           (201)              --              --               --             (201)
         Accumulated other comprehensive loss              --               --          (1,592)              --           (1,592)
                                                  -----------      -----------     -----------      -----------      -----------
   Total shareholders' equity                         334,869               --         421,012               --          755,881
                                                  -----------      -----------     -----------      -----------      -----------
   TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                        $   474,321      $   128,866     $ 1,431,345      $  (595,792)     $ 1,438,740
                                                  ===========      ===========     ===========      ===========      ===========

                                                                               YEAR ENDED DECEMBER 31, 2001
                                                                               ----------------------------
                                                                     ENTERCOM
                                                   ENTERCOM      COMMUNICATIONS
                                                COMMUNICATIONS       CAPITAL       ENTERCOM
                                                     CORP.            TRUST        RADIO, LLC      ELIMINATIONS         TOTAL
                                                  -----------      -----------     -----------      -----------      -----------
NET REVENUES                                      $       523      $     7,813     $   332,897      $    (8,336)     $   332,897
                                                  -----------      -----------     -----------      -----------      -----------

OPERATING EXPENSES (INCOME):
   Station operating expenses                              --               --         201,780             (523)         201,257
   Depreciation and amortization                        1,040               --          45,469               --           46,509
   Corporate general and administrative
expenses                                               12,281               --              54               --           12,335
   (Gain) loss on sale of assets                           (6)              --              22               --               16
                                                  -----------      -----------     -----------      -----------      -----------
   Total operating expenses                            13,315                          247,325             (523)         260,117
                                                  -----------      -----------     -----------      -----------      -----------

OPERATING INCOME                                      (12,792)           7,813          85,572           (7,813)          72,780
                                                  -----------      -----------     -----------      -----------      -----------

OTHER EXPENSE (INCOME):
   Interest expense                                        --               --          27,583               --           27,583
   Financing cost of TIDES                              7,813            7,813              --           (7,813)           7,813
   Interest income                                         --               --            (262)              --             (262)
   Equity  loss from unconsolidated affiliate              --               --           4,706               --            4,706
   Net loss on derivative instruments                      --               --             912               --              912
   Loss on investments                                     --               --           2,000               --            2,000
                                                  -----------      -----------     -----------      -----------      -----------
   Total other expense                                  7,813            7,813          34,939           (7,813)          42,752
                                                  -----------      -----------     -----------      -----------      -----------

INCOME (LOSS) BEFORE INCOME
   TAXES AND ACCOUNTING CHANGE                        (20,605)              --          50,633               --           30,028

INCOME TAXES                                           (8,242)              --          20,436               --           12,194
                                                  -----------      -----------     -----------      -----------      -----------
INCOME (LOSS) BEFORE
   ACCOUNTING CHANGE                                  (12,363)              --          30,197               --           17,834

    Cumulative effect of accounting
       change, net of taxes of $377                        --               --            (566)              --             (566)
                                                  -----------      -----------     -----------      -----------      -----------

NET INCOME (LOSS)                                 $   (12,363)     $        --     $    29,631      $        --      $    17,268
                                                  ===========      ===========     ===========      ===========      ===========


                                                                       YEAR ENDED DECEMBER 31, 2001
                                                                       ----------------------------

                                                                         ENTERCOM
                                                        ENTERCOM      COMMUNICATIONS
                                                     COMMUNICATIONS       CAPITAL        ENTERCOM
                                                          CORP.            TRUST         RADIO, LLC      ELIMINATIONS         TOTAL
                                                          -----            -----         ----------      ------------         -----

OPERATING ACTIVITIES:
         NET CASH PROVIDED BY OPERATING
ACTIVITIES                                              $       153        $      --     $    84,215        $      --     $ 84,368
                                                        -----------        ---------     -----------        ---------     --------
INVESTING ACTIVITIES:
    Additions to property and equipment                        (176)              --          (9,644)              --       (9,820)
    Proceeds from sale of property, equipment,
       intangibles and other assets                              --               --             141               --          141
    Deferred charges and other assets                            --               --            (626)              --         (626)
    Purchases of investments                                     --               --          (5,721)              --       (5,721)
    Proceeds from investments                                    --               --              21               --           21

    Station acquisition deposits                                 --               --          (1,886)              --       (1,886)
                                                        -----------        ---------     -----------        ---------     --------
         NET CASH USED IN INVESTING ACTIVITIES                 (176)              --         (17,715)              --      (17,891)
                                                        -----------        ---------     -----------        ---------     --------
FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                     --               --           7,078               --        7,078
    Payments of long-term debt                                   --               --         (80,015)              --      (80,015)
    Proceeds from issuance of common stock
       related to an incentive plan                              --               --             549               --          549
    Proceeds from the exercise of stock
options                                                          --               --           3,405               --        3,405
                                                        -----------        ---------     -----------        ---------     --------
         NET CASH USED IN FINANCING ACTIVITIES                   --               --         (68,983)              --      (68,983)
                                                        -----------        ---------     -----------        ---------     --------
Net decrease in cash and cash equivalents                       (23)              --          (2,483)              --       (2,506)
Cash and cash equivalents, beginning of year                     24               --          13,233               --       13,257
                                                        -----------        ---------     -----------        ---------     --------
Cash and cash equivalents, end of year                  $         1        $      --     $    10,750        $      --     $ 10,751
                                                        ===========        =========     ===========        =========     ========

                                                                         AS OF DECEMBER 31, 2000
                                                                         -----------------------


                                                                    ENTERCOM
                                                   ENTERCOM      COMMUNICATIONS
                                                COMMUNICATIONS       CAPITAL        ENTERCOM
                                                     CORP.            TRUST         RADIO, LLC      ELIMINATIONS         TOTAL
                                                     -----            -----         ----------      ------------         -----
ASSETS:

   CURRENT ASSETS                                 $       688      $        --     $    89,562      $        --      $    90,250

   NET PROPERTY AND EQUIPMENT                           1,017               --          92,936               --           93,953

   RADIO BROADCASTING LICENSES
      AND OTHER INTANGIBLES -NET                           --               --       1,265,816               --        1,265,816

   OTHER LONG-TERM ASSETS                             483,149          128,866          22,116         (610,222)          23,909
                                                  -----------      -----------     -----------      -----------      -----------
   TOTAL ASSETS                                   $   484,854      $   128,866     $ 1,470,430      $  (610,222)     $ 1,473,928
                                                  ===========      ===========     ===========      ===========      ===========

LIABILITIES AND
   SHAREHOLDERS'S EQUITY:

   CURRENT LIABILITIES                            $     5,005      $        --     $    22,776      $        --      $    27,781

   SENIOR DEBT                                             --               --         461,249               --          461,249

   OTHER LONG-TERM LIABILITIES                             --            3,866         601,687         (481,356)         124,197
                                                  -----------      -----------     -----------      -----------      -----------

   TOTAL LIABILITIES                                    5,005            3,866       1,085,712         (481,356)         613,227
                                                  -----------      -----------     -----------      -----------      -----------

   TIDES                                              128,866          125,000              --         (128,866)         125,000
                                                  -----------      -----------     -----------      -----------      -----------

   SHAREHOLDERS' EQUITY
         Class A, B and C common stock                    452               --              --               --              452
         Additional paid-in capital                   747,442               --              --               --          747,442
         Accumulated deficit                         (396,582)              --         384,732               --          (11,850)
         Unearned compensation                           (329)              --              --               --             (329)
         Accumulated other comprehensive loss              --               --             (14)              --              (14)
                                                  -----------      -----------     -----------      -----------      -----------

   Total shareholders' equity                         350,983               --         384,718               --          735,701
                                                  -----------      -----------     -----------      -----------      -----------

   TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                        $   484,854      $   128,866     $ 1,470,430      $  (610,222)     $ 1,473,928
                                                  ===========      ===========     ===========      ===========      ===========

                                                                       YEAR ENDED DECEMBER 31, 2000
                                                                       ----------------------------

                                                                    ENTERCOM
                                                   ENTERCOM      COMMUNICATIONS
                                                COMMUNICATIONS       CAPITAL        ENTERCOM
                                                     CORP.            TRUST         RADIO, LLC      ELIMINATIONS         TOTAL
                                                     -----            -----         ----------      ------------         -----
NET REVENUES                                     $       528      $     7,813     $   352,001      $    (8,317)     $   352,025
                                                 -----------      -----------     -----------      -----------      -----------

OPERATING EXPENSES (INCOME):
   Station operating expenses                             --               --         207,112             (504)         206,608
   Depreciation and amortization                         468               --          43,007               --           43,475
   Corporate general and administrative
      expenses                                        12,498               --              (1)              --           12,497
   Net expense from time brokerage agreement
      fees                                                --               --              11               --               11
   Gain on sale of assets                                 --               --         (41,465)              --          (41,465)
                                                 -----------      -----------     -----------      -----------      -----------
   Total operating expenses                           12,966               --         208,664             (504)         221,126
                                                 -----------      -----------     -----------      -----------      -----------

OPERATING INCOME                                     (12,438)           7,813         143,337           (7,813)         130,899
                                                 -----------      -----------     -----------      -----------      -----------

OTHER EXPENSE (INCOME):
   Interest expense                                       --               --          37,760               --           37,760
   Financing cost of TIDES                             7,813            7,813              --           (7,813)           7,813
   Interest income                                        --               --            (512)              --             (512)
   Equity loss from unconsolidated affiliate              --               --           1,100               --            1,100
   Loss on investments                                    --               --           5,688               --            5,688
                                                 -----------      -----------     -----------      -----------      -----------
   Total other expense                                 7,813            7,813          44,036           (7,813)          51,849
                                                 -----------      -----------     -----------      -----------      -----------

INCOME BEFORE INCOME TAXES                           (20,251)              --          99,301               --           79,050

INCOME TAXES                                          (8,100)              --          39,896               --           31,796
                                                 -----------      -----------     -----------      -----------      -----------

NET INCOME (LOSS)                                $   (12,151)     $        --     $    59,405      $        --      $    47,254
                                                 ===========      ===========     ===========      ===========      ===========

                                                                       YEAR ENDED DECEMBER 31, 2000
                                                                       ----------------------------

                                                                     ENTERCOM
                                                    ENTERCOM      COMMUNICATIONS
                                                 COMMUNICATIONS       CAPITAL        ENTERCOM
                                                      CORP.            TRUST         RADIO, LLC      ELIMINATIONS         TOTAL
                                                      -----            -----         ----------      ------------         -----
OPERATING ACTIVITIES:
                                                   -----------       ----------     -----------       ----------     -----------
         NET CASH PROVIDED BY OPERATING
           ACTIVITIES                              $       379       $       --     $    69,096       $       --     $    69,475
                                                   -----------       ----------     -----------       ----------     -----------

INVESTING ACTIVITIES:
    Additions to property and equipment                   (357)              --          (9,175)              --          (9,532)
    Proceeds from sale of property, equipment,
       intangibles and other assets                         --               --          57,196               --          57,196
    Deferred charges and other assets                       --               --          (2,212)              --          (2,212)
    Purchases of radio station assets                       --               --        (100,733)              --        (100,733)
    Purchases of investments                                --               --          (9,927)              --          (9,927)
    Station acquisition deposits                            --               --             524               --             524
                                                   -----------       ----------     -----------       ----------     -----------
         NET CASH USED IN INVESTING ACTIVITIES            (357)              --         (64,327)              --         (64,684)
                                                   -----------       ----------     -----------       ----------     -----------
FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                --               --          47,000               --          47,000
    Payments of long-term debt                              --               --         (51,511)              --         (51,511)
    Proceeds from issuance of common stock
       related to an incentive plan                         --               --             899               --             899

    Proceeds from the exercise of stock
options                                                     --               --             816               --             816
                                                   -----------      -----------    ------------       ----------     -----------
         NET CASH USED IN FINANCING ACTIVITIES              --               --          (2,796)              --          (2,796)
                                                   -----------      -----------    ------------       ----------     -----------
Net increase in cash and cash equivalents                   22                            1,973                            1,995
Cash and cash equivalents, beginning of year                 2                           11,260                           11,262
                                                   -----------      -----------    ------------       ----------     -----------
Cash and cash equivalents, end of year             $        24      $        --    $     13,233       $       --     $    13,257
                                                   ===========      ===========    ============       ==========     ===========


                                                                       YEAR ENDED DECEMBER 31, 1999

                                                                     ENTERCOM
                                                    ENTERCOM      COMMUNICATIONS
                                                 COMMUNICATIONS       CAPITAL        ENTERCOM
                                                      CORP.            TRUST         RADIO, LLC      ELIMINATIONS         TOTAL
                                                      -----            -----         ----------      ------------         -----
NET REVENUES                                       $    10,737      $     1,845     $   214,320      $   (11,901)     $   215,001
                                                   -----------      -----------     -----------      -----------      -----------

OPERATING EXPENSES (INCOME):
   Station operating expenses                               --               --         135,981              (38)         135,943
   Depreciation and amortization                           443               --          21,121               --           21,564
   Corporate general and administrative
expenses                                                 8,138               --             (38)              --            8,100
   Net expense from time brokerage agreement
     fees                                                   --               --             652               --              652
   (Gain) loss on sale of assets                            48               --          (2,034)              --           (1,986)
                                                   -----------      -----------     -----------      -----------      -----------
   Total operating expenses                              8,629               --         155,682              (38)         164,273
                                                   -----------      -----------     -----------      -----------      -----------

OPERATING INCOME (LOSS)                                  2,108            1,845          58,638          (11,863)          50,728
                                                   -----------      -----------     -----------      -----------      -----------

OTHER EXPENSE (INCOME):
   Interest expense                                      8,961               --           2,221               --           11,182
   Financing cost of TIDES                               1,845            1,845              --           (1,845)           1,845
   Interest income                                        (642)              --          (2,611)              --           (3,253)
   Inter-company charges                                 6,528               --           3,490          (10,018)              --
                                                   -----------      -----------     -----------      -----------      -----------
   Total other expense                                  16,692            1,845           3,100          (11,863)           9,774
                                                   -----------      -----------     -----------      -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                              (14,584)              --          55,538               --           40,954

INCOME TAXES:
  Income Taxes - C Corporation                          (1,272)              --          22,215               --           20,943
  Income Taxes - S Corporation                             125               --              --               --              125
  Deferred income taxes for conversion from
     an S to a C Corporation                            79,845               --              --               --           79,845
                                                   -----------      -----------     -----------      -----------      -----------
     Total income taxes                                 78,698               --          22,215               --          100,913
                                                   -----------      -----------     -----------      -----------      -----------
INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM                                  (93,282)              --          33,323               --          (59,959)

EXTRAORDINARY ITEM:
     Debt extinguishment, net of taxes of $612            (918)              --              --               --             (918)
                                                   -----------      -----------     -----------      -----------      -----------
NET INCOME (LOSS)                                  $   (94,200)     $        --     $    33,323      $        --      $   (60,877)
                                                   ===========      ===========     ===========      ===========      ===========

                                                                       YEAR ENDED DECEMBER 31, 1999

                                                                     ENTERCOM
                                                    ENTERCOM      COMMUNICATIONS
                                                 COMMUNICATIONS       CAPITAL        ENTERCOM
                                                      CORP.            TRUST         RADIO, LLC      ELIMINATIONS         TOTAL
                                                      -----            -----         ----------      ------------         -----
OPERATING ACTIVITIES:
                                                   -----------       ----------     -----------       ----------     -----------
         NET CASH PROVIDED BY (USED IN)
            OPERATING ACTIVITIES                   $    (2,888)      $       --     $    43,588       $       --     $    40,700
                                                   -----------       ----------     -----------       ----------     -----------

INVESTING ACTIVITIES:
    Additions to property and equipment                   (471)              --         (13,886)              --         (14,357)
    Acquisition of limited partnership
       interest                                             --               --          (3,138)              --          (3,138)
    Proceeds from sale of property, equipment,
       intangibles and other assets                         --               --           2,781               --           2,781
    Purchases of radio station assets                       --               --        (763,068)              --        (763,068)
    Proceeds held in escrow from sale of
       Tampa stations                                       --               --          75,000               --          75,000
    Deferred charges and other assets                       --               --            (656)              --            (656)
    Purchases of investments                             1,000               --          (9,000)              --          (8,000)
    Station acquisition deposits                            --               --            (885)              --            (885)
                                                   -----------       ----------     -----------       ----------     -----------
         NET CASH PROVIDED BY (USED IN)
            INVESTING ACTIVITIES                           529               --        (712,852)              --        (712,323)
                                                   -----------       ----------     -----------       ----------     -----------

FINANCING ACTIVITIES:
    Net proceeds from initial public offering               --               --         236,157               --         236,157
    Net proceeds from stock offering                        --               --         276,100               --         276,100
    Net proceeds from issuance of TIDES                     --               --         125,000               --         125,000
    Deferred financing expenses related to
       TIDES and long-term debt                             --               --          (8,683)              --          (8,683)
    Proceeds from issuance of long-term debt                --               --         551,000               --         551,000
    Payments of long-term debt                              --               --        (415,509)              --        (415,509)
    Proceeds from issuance of common stock
       related to an incentive plan                         --               --             464               --             464
    Dividends paid to S Corporation
       shareholders                                         --               --         (88,113)              --         (88,113)
                                                   -----------       ----------     -----------       ----------     -----------
         NET CASH PROVIDED BY FINANCING
            ACTIVITIES                                      --               --         676,416               --         676,416
                                                   -----------       ----------     -----------       ----------     -----------

Net increase (decrease) in cash and cash
   equivalents                                          (2,359)              --           7,152               --           4,793
Cash and cash equivalents, beginning of year             2,361               --           4,108               --           6,469
                                                   -----------       ----------     -----------       ----------     -----------
Cash and cash equivalents, end of year             $         2       $       --     $    11,260       $       --     $    11,262
                                                   ===========       ==========     ===========       ==========     ===========

13.      SHAREHOLDERS' EQUITY

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

         Prior to the revocation of its S Corporation election, the Company declared a dividend conditioned upon consummation of the IPO, payable to its former S Corporation shareholders in the amount of $88.1 million, which the Company estimated would be the undistributed balance of the income of the Company which has been taxed or was taxable to its S Corporation shareholders as of the Revocation Date. The S Corporation Distribution of $88.1 million was paid as of June 30, 1999. No dividends have been paid by the Company after the Revocation Date relating to the Company's activities as a C Corporation.

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

         During the years ended December 31, 2000 and 2001, J.P. Morgan Partners, formerly known as Chase Capital, converted 901,167 shares and all of the 495,669 remaining shares, respectively, from shares of Class C Common Stock to shares of Class A Common Stock.

14.           EMPLOYEE SAVINGS AND BENEFIT PLANS

         The Company sponsors a 401(k) savings plan that includes a provision under which the Company contributes 50% of the amount of any eligible employee's contribution to the plan up to a maximum employer contribution of 3% of an employee's compensation. The maximum eligible employee contribution under the plan was $10,000, $10,500 and $10,500 for the plan years ended December 31, 1999, 2000 and 2001, respectively. The Company may at its discretion suspend future matching contributions. The Company contributed approximately $0.8 million, $1.5 million and $1.4 million under the 401(k) plan for the years ended December 31, 1999, 2000 and 2001, respectively.

15.           STOCK OPTIONS AND RESTRICTED STOCK

         The Company accounts for stock-based compensation plans under APB Opinion No. 25 for employees and under FASB No. 123 for non-employees. On June 24, 1998, the Company adopted an Equity Compensation Plan (the "Compensation Plan"). The Compensation Plan allows officers (including those also serving as directors) and other employees, non-employee directors and key advisors and consultants, selected by a Committee of Board of Directors, to receive incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights in the Common Stock of the Company. All of the restricted stock and options vest over a four-year period and the options expire ten years from the date of grant. The Company has reserved 2.5 million shares plus 10% of the combined classes of Common Stock outstanding at the time of grant for issuance under the Compensation Plan. The Company recognized non-cash compensation expense (1) for the granting of restricted stock and (2) for options granted where the option price is less than the market value of shares on the grant date and for options issued to non-employees. For the year ended December 31, 1999, the Company issued 11,112 shares of restricted stock and 1,426,523 in options of which 1,150,961 options were issued at market value at the date of grant and 275,562 options were issued with an exercise price at 80% of the market value at the date of grant. For the year ended December 31, 2000, the Company issued 5,000 shares of restricted stock and 1,430,250 in options, of which 1,380,250 in options were issued at market value at the date of grant and 50,000 in options were issued at less that market value at the date of grant. For the year ended December 31, 2001, the Company issued 862,249 in options, of which all options were issued at market value at the date of grant. For the year ended December 31, 1999, the Company recognized non-cash stock-based compensation expense of $0.4 million for options granted at prices below market value and for options issued to non-employees and $0.1 million for restricted stock. For the year ended December 31, 2000, the Company recognized non-cash stock-based compensation expense of $0.5 million for options granted at prices below market value and $0.1 million for restricted stock. For the year ended December 31, 2001, the Company recognized non-cash stock-based compensation expense of $0.4 million for options granted at prices below market value and $0.1 million for restricted stock. As of December 31, 2001, the Company will recognize non-cash compensation expense in future periods of $0.5 million and $0.1 million for the years ended December 31, 2002 and 2003, respectively.

         A summary of the status of the Company's stock options granted and changes during the year is presented below:

                                            DECEMBER 31, 1999              DECEMBER 31, 2000              DECEMBER 31, 2001
                                       ----------------------------   ----------------------------   ----------------------------
                                                        WEIGHTED                       WEIGHTED                       WEIGHTED
                                                        AVERAGE                        AVERAGE                        AVERAGE
                                         SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
                                       ----------    --------------   ----------    --------------   ----------    --------------
Outstanding at beginning of year               --      $       --      1,404,519      $    31.83      2,723,396      $    33.76
Granted                                 1,426,523           31.69      1,430,250           35.34        862,249           40.37
Exercised                                      --              --        (26,649)          21.66        (97,693)          25.90
Cancelled                                 (22,004)          22.50        (84,724)          32.12       (202,504)          37.09
                                       ----------                     ----------                     ----------
Outstanding at end of year              1,404,519      $    31.83      2,723,396      $    33.76      3,285,448      $    35.52
                                       ==========                     ==========                     ==========

Options exercisable as of year end             --              --        331,580      $    32.85        883,680      $    34.10
                                       ==========      ==========     ==========      ==========     ==========      ==========
Weighted-average fair value of
  options granted during the
  year, net of cancellations                           $    31.83                     $    35.54                     $    41.36
                                                       ==========                     ==========                     ==========

         The following table summarizes information about stock options outstanding as of December 31, 2001:

                                              OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                               --------------------------------------------------   ----------------------------------
                                                         WEIGHTED       WEIGHTED         NUMBER OF
                                    NUMBER               AVERAGE         AVERAGE          OPTIONS          WEIGHTED
                                OUTSTANDING AT          REMAINING       EXERCISE      EXERCISABLE AT        AVERAGE
   EXERCISE PRICES             DECEMBER 31, 2001     CONTRACTUAL LIFE     PRICE      DECEMBER 31, 2001  EXERCISE PRICE
----------------------------------------------------------------------------------------------------------------------
$ 18.00  -     $ 22.50                  638,326                 7.1     $ 20.67              292,308         $ 20.60
  25.75  -       27.75                  674,872                 8.9       27.74              155,334           27.74
  28.19  -       39.50                   80,125                 8.2       33.16               27,688           33.50
  40.00  -       40.00                  740,250                 9.0       40.00                    -               -
  40.25  -       43.94                  474,975                 8.3       42.87              110,900           42.91
  44.00  -       45.66                   32,500                 9.4       45.19                1,250           44.38
$ 46.88  -     $ 59.44                  644,400                 7.9       47.63              296,200           47.47
                               ----------------                                      ---------------
                                      3,285,448                 8.3     $ 33.76              883,680         $ 34.10
                               ================      ==============     =======      ===============    ============


         As of December 31, 2001, approximately 7.0 million shares of the Company's Class A Common Stock were authorized for awards under the plan, of which approximately 3.6 million shares remained available for future award.

         The fair value of the options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for 1999, 2000 and 2001: expected stock volatility of 34%, 63% and 74%, respectively; dividend yields of 0%; risk-free interest rates of 5.0%, 6.5% and 5.0%, respectively; and expected lives of six years, five years and five years, respectively, from the date of grant. Had the Company determined compensation cost for the Equity Compensation Plan based on the fair value as of the grant dates for awards in 1999, 2000 and 2001 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                                      YEARS ENDED DECEMBER 31,
                                                                              -----------------------------------------
                                                                                1999             2000            2001
                                                                              --------         --------        --------

                                                                             (AMOUNT IN THOUSANDS, EXCEPT PER SHARE DATA)

Income (loss) before extraordinary item and accounting change                 $(59,959)        $ 47,254        $ 17,834
 Extraordinary item, net of taxes of $612                                         (918)              --              --
                                                                              --------         --------        --------
Income (loss) before accounting change - as reported                           (60,877)          47,254          17,834
 Cumulative effect of accounting change, net of taxes of $377                       --               --            (566)
                                                                              --------         --------        --------
Net income (loss) - as reported                                                (60,877)          47,254          17,268

Compensation expense, net of taxes of $908, $3,304 and $6,414 in 1999,
2000 and 2001, respectively                                                      1,362            4,955           9,622
                                                                              --------         --------        --------
Net income (loss) - pro forma                                                 $(62,239)        $ 42,299        $  7,646
                                                                              ========         ========        ========
Basic net income (loss) per share - as reported                               $  (1.61)        $   1.05        $   0.38
                                                                              ========         ========        ========
Basic net income (loss) per share - pro forma                                 $  (1.64)        $   0.94        $   0.17
                                                                              ========         ========        ========
Diluted net income (loss) per share - as reported                             $  (1.61)        $   1.04        $   0.38
                                                                              ========         ========        ========
Diluted net income (loss) per share - pro forma                               $  (1.64)        $   0.93        $   0.17
                                                                              ========         ========        ========


         On June 24, 1998, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan allows the participants to purchase shares of the Company's Class A Common Stock at a purchase price equal to 85% of the market value of such shares on the purchase date. Under the plan, the purchase of stock is limited to the lesser of an amount not to exceed 10% of an employee's annual gross earnings or an annual maximum limitation of $25,000 per employee. Pursuant to this plan, the Company will not record compensation expense on the difference between the market value and the purchase price as this plan is designed to meet the requirements of Section 423(b) of the Internal Revenue Code. During the years ended December 31, 1999, 2000 and 2001, employees purchased 11,682 shares, 28,247 shares and 15,807 shares of Class A Common Stock, respectively. The shares of Common Stock reserved for issuance under the Purchase Plan was 1,850,000, leaving a balance of shares available for purchase as of December 31, 2001 of 1,794,264.

16.           NET INCOME (LOSS) AND PRO FORMA NET INCOME PER COMMON SHARE

         Net Income (Loss) and Pro Forma Net Income (Loss) Per Common Share - Net income (loss) and pro forma net income (loss) per share are calculated in accordance with SFAS No. 128, "Earnings Per Share" which requires presentation of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed in the same manner as basic net income (loss) after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method) and
(2) 2.5 million Term Income Deferrable Equity Securities ("TIDES") convertible into 2.8 million shares of Class A Common Stock, after eliminating from net income (loss) the interest expense, net of taxes, on the TIDES. Anti-dilutive instruments are not considered in this calculation. For the year ended December 31, 1999, (1) the effect of the TIDES and stock options was anti-dilutive in the calculation of the net loss per share and (2) the effect of the TIDES was anti-dilutive and the effect of the stock options was dilutive in the calculation of pro forma net income per share. For the years ended December 31, 2000 and 2001, the effect of the TIDES was anti-dilutive and the effect of the stock options was dilutive in the calculation of net income per share.

         The amounts used in calculating net income (loss) per share are as follows:

                                                                     YEAR ENDED DECEMBER 31, 1999
                                                             -------------------------------------------
                                                             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER
                                                                               SHARE DATA)
                                                               INCOME             SHARES           EPS
                                                             ----------         ----------        -----
Basic net loss per share:
 Loss before extraordinary item and accounting change        $  (59,959)        37,921,623        $(1.58)
 Extraordinary item, net of taxes                                  (918)                --         (0.03)
                                                             ----------         ----------        ------
 Loss before accounting change                                  (60,877)        37,921,623         (1.61)
 Cumulative effect of accounting change, net of taxes                --                 --            --
                                                             ----------         ----------        ------
 Net loss                                                       (60,877)        37,921,623        $(1.61)
                                                                                                  ======
 Impact of options                                                   --                 --
Diluted net loss per share:
                                                             ----------         ----------
 Net loss                                                    $  (60,877)        37,921,623        $(1.61)
                                                             ==========         ==========        ======

         Options to purchase 1,404,519 shares of common stock were outstanding as of December 31, 1999, but were excluded from the computation of diluted loss per share as their effect was anti-dilutive.

                                                                     YEAR ENDED DECEMBER 31, 2000
                                                             -------------------------------------------
                                                             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER
                                                                             SHARE DATA)
                                                               INCOME            SHARES             EPS
                                                             ----------        ----------          -----

Basic net income per share:
 Net income                                                  $   47,254        45,209,036          $1.05
                                                                                                   =====
 Impact of options                                                   --           404,793
Diluted net income per share:
                                                             ----------        ----------
 Net income                                                  $   47,254        45,613,829          $1.04
                                                             ==========        ==========          =====

         Options to purchase 1,143,400 shares of common stock at a range of $42.44 to $59.44 were outstanding during 2000, but were excluded from the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock during 2000.

                                                                     YEAR ENDED DECEMBER 31, 2001
                                                             -------------------------------------------
                                                             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER
                                                                             SHARE DATA)
                                                               INCOME            SHARES            EPS
                                                             ----------         ----------        -----

Basic net income per share:
 Income before accounting change                             $   17,834         45,294,776        $0.39
 Cumulative effect of accounting change, net of taxes              (566)                --        (0.01)
                                                             ----------         ----------        -----
 Net income                                                      17,268         45,294,776        $0.38
                                                                                                  =====
 Impact of options                                                   --            699,573
Diluted net income per share:
                                                             ----------         ----------
 Net income                                                  $   17,268         45,994,349        $0.38
                                                             ==========         ==========        =====

         Options to purchase 784,339 shares of common stock at a range of $43.85 to $59.44 were outstanding during 2001, but were excluded from the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock during 2001.

         The amounts used in calculating pro forma net income per share are as follows:

                                                                     YEAR ENDED DECEMBER 31, 1999
                                                             -------------------------------------------
                                                             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER
                                                                             SHARE DATA)
                                                                             (UNAUDITED)
                                                               INCOME            SHARES            EPS
                                                             ----------         ----------        -----
Basic pro forma net income per share:
 Pro forma income before extraordinary item                  $   20,676         37,921,623        $0.55
 Extraordinary item, net of taxes                                  (918)                --        (0.03)
                                                             ----------         ----------        -----
 Pro forma net income                                            19,758         37,921,623        $0.52
                                                                                                  =====
 Impact of options                                                   --            316,100
Diluted pro forma net income per share:
                                                             ----------         ----------
 Pro forma net income                                        $   19,758         38,237,723        $0.51
                                                             ==========         ==========        =====

         During the year 1999, no options were excluded from the computation of pro forma diluted net income per share.

         Unaudited Pro Forma Adjustments - The unaudited pro forma net income data reflect adjustments for income taxes as if the Company had been subject to federal and state income taxes based upon a pro forma effective tax rate of 38% applied to income before income taxes, extraordinary item and accounting change.

17.      SUBSEQUENT EVENTS

         On February 1, 2002, the Company entered into an agreement to terminate, effective February 28, 2002, the KING-FM Joint Sales Agreement that was scheduled to expire on June 30, 2002 (Note 3). KING-FM serves the Seattle, Washington radio market.

         On February 6, 2002, the Company entered into a Second Amendment under the Bank Facility to further clarify the terms under which the Company can issue subordinated debt and to modify certain terms, including the pro forma debt service ratio financial covenant.

18.    QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                    QUARTERS ENDED
                                                                      (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                           -------------------------------------------------------------------
                                                            MARCH 31            JUNE 30         SEPTEMBER 30       DECEMBER 31
                                                           ---------           --------         ------------       -----------
1999:

Net revenues                                               $ 39,599            $ 55,946           $ 59,204           $ 60,252
Operating income                                              3,376              14,215             15,753             17,384
Income (loss) before extraordinary item                     (80,427)              7,152              8,053              5,263
Net income (loss)                                          $(80,427)           $  7,152           $  8,053           $  4,345

Basic income (loss) before extraordinary item              $  (2.48)           $   0.19           $   0.22           $   0.12
                                                           ========            ========           ========           ========
Basic net income (loss) per share                          $  (2.48)           $   0.19           $   0.22           $   0.10
                                                           ========            ========           ========           ========
Weighted basic average common shares outstanding             32,478              37,168             37,172             44,742
                                                           ========            ========           ========           ========

Diluted income (loss) before extraordinary item            $  (2.48)           $   0.19           $   0.21           $   0.12
                                                           ========            ========           ========           ========
Diluted net income (loss) per share                        $  (2.48)           $   0.19           $   0.21           $   0.10
                                                           ========            ========           ========           ========
Weighted diluted average common and common
equivalents shares outstanding                               32,478              37,583             37,506             45,143
                                                           ========            ========           ========           ========

2000:

Net revenues                                               $ 70,877            $ 96,941           $ 92,462           $ 91,745
Operating income                                             11,029              27,437             66,697             25,736
Net income (loss)                                          $    (86)           $  9,463           $ 33,186           $  4,691

Basic net income (loss) per share                          $  (0.00)           $   0.21           $   0.73           $   0.10
                                                           ========            ========           ========           ========
Weighted basic average common shares outstanding             45,188              45,201             45,215             45,231
                                                           ========            ========           ========           ========

Diluted net income (loss) per share                        $  (0.00)           $   0.21           $   0.71           $   0.10
                                                           ========            ========           ========           ========
Weighted diluted average common and common
equivalents shares outstanding                               45,188              45,506             48,410             45,461
                                                           ========            ========           ========           ========

2001:

Net revenues                                               $ 69,455            $ 94,626           $ 85,136           $ 83,680
Operating income                                              8,246              25,941             17,910             20,683
Income (loss) before accounting change                       (1,749)              9,864              4,076              5,643
Net income (loss)                                          $ (2,315)           $  9,864           $  4,076           $  5,643

Basic income (loss) before accounting change               $  (0.04)           $   0.22           $   0.09           $   0.12
                                                           ========            ========           ========           ========
Basic net income (loss) per share                          $  (0.05)           $   0.22           $   0.09           $   0.12
                                                           ========            ========           ========           ========
Weighted basic average common shares outstanding             45,250              45,282             45,315             45,331
                                                           ========            ========           ========           ========

Diluted income (loss) before accounting change             $  (0.04)           $   0.21           $   0.09           $   0.12
                                                           ========            ========           ========           ========
Diluted net income (loss) per share                        $  (0.05)           $   0.21           $   0.09           $   0.12
                                                           ========            ========           ========           ========
Weighted diluted average common and common
equivalents shares outstanding                               45,250              46,168             45,977             45,898
                                                           ========            ========           ========           ========

         Basic and diluted net income (loss) per common share for the year ended December 31, 1999, differs from the sum of basic and diluted net income (loss) per common share for the quarters during the respective year due to the different periods used to calculate net income (loss) and weighted average shares outstanding. Diluted net income per common share for the year ended December 31, 2000, differs from the sum of diluted net income (loss) per common share for the quarters during the respective year due to the dilutive effect of the assumed conversion of the TIDES during the third quarter of the year (TIDES were anti-dilutive for all other quarters of the year). Diluted net income per common share for the year ended December 31, 2001, differs from the sum of diluted net income per common share for the quarters during the respective year due to the different periods used to calculate net income and weighted average shares outstanding.

 .

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, in Bala Cynwyd, Pennsylvania, on February 6, 2002.

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

                SIGNATURE                                        CAPACITY                                    DATE
                ---------                                        --------                                    ----
/s/ JOSEPH M. FIELD                              Chairman of the Board and Chief                     February 6, 2002
                                                      Executive Officer (Principal
------------------------------------                  Executive Officer)
  Joseph M. Field


/s/ DAVID J. FIELD                               President, Chief Operating                          February 6, 2002
                                                      Officer and a Director
------------------------------------
  David J. Field


/s/JOHN C. DONLEVIE                              Executive Vice President,                           February 6, 2002
                                                      Secretary, General Counsel and
------------------------------------                  a Director
  John C. Donlevie


/s/ STEPHEN F. FISHER                            Executive Vice President and Chief                  February 6, 2002
                                                      Financial Officer (Principal
                                                      Financial and Accounting
------------------------------------                  Officer)
  Stephen F. Fisher


/s/ MARIE H. FIELD                                                                                   February 6, 2002
                                                      Director
------------------------------------
  Marie H. Field


/s/ HERBERT KEAN, M.D.
                                                      Director                                       February 6, 2002
------------------------------------
  Herbert Kean, M.D.


/s/ LEE HAGUE
                                                      Director                                       February 6, 2002
------------------------------------
  Lee Hague

/s/ THOMAS H. GINLEY, JR., M.D.
                                                      Director                                       February 6, 2002
------------------------------------
  Thomas H. Ginley, Jr. M.D.


/s/ S. GORDON ELKINS
                                                      Director                                       February 6, 2002
------------------------------------
  S. Gordon Elkins


/s/ MICHAEL R. HANNON
                                                      Director                                       February 6, 2002
------------------------------------
  Michael R. Hannon


/s/ DAVID J. BERKMAN
                                                      Director                                       February 6, 2002
------------------------------------
David J. Berkman

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          ENTERCOM COMMUNICATIONS CORP.
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                       Additions
                                    Balance at         Charged to         Deductions          Balance at
                                    Beginning          Costs and             From               End of
Allowance for Doubtful Accounts       Period           Expenses            Reserves             Period
-------------------------------    -----------        -----------        ------------        -----------
          December 31, 1999        $   593,000        $ 2,000,000        $(1,164,000)        $ 1,429,000
          December 31, 2000          1,429,000          3,670,000         (2,893,000)          2,206,000
          December 31, 2001          2,206,000          3,449,000         (3,454,000)          2,201,000

                                INDEX TO EXHIBITS

EXHIBIT NUMBER      DESCRIPTION                                                                                 PAGE
--------------      -----------                                                                                 ----
3.01                Amended and Restated Articles of Incorporation of the Registrant(2)

3.02                Form of Amended and Restated Bylaws of the Registrant(2)

4.01                Form of Indenture for the Convertible Subordinated Debentures due 2014 among Entercom
                    Communications Corp., as issuer, and Wilmington Trust Company, as indenture trustee (4)

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

10.11               Second Amendment to the Credit Agreement between Entercom Radio, LLC, the borrower,
                    Entercom Communications Corp., the parent, Key Corporate Capital, administrative agent,
                    Bank of America, syndication agent and the financial institutions listed on the
                    signature pages. (1)                                                                           90

21.01               Information Regarding Subsidiaries of the Registrant (1)                                      101

23.01               Consent of Arthur Andersen LLP (1)                                                            103

23.02               Consent of Deloitte & Touche LLP (1)                                                          104


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

(3) Incorporated by reference to our Quarterly Report on Form 10-Q. (File No. 001-14461)

(4) Incorporated by reference to our Registration Statement on Form S-1. (File No. 333-86843)

(5) Incorporated by reference to our Registration Statement on Form S-1. (File No. 333-86397)

(6) Incorporated by reference to our Current Report on Form 8-K. (File No. 001-14461)

(b) Reports on Form 8-K

         No reports of Form 8-K were filed by us during the fourth quarter of the year ended December 31, 2001.