Form 10-Q
period 2002-03-31
ENTERCOM COMMUNICATIONS CORP
filed 2002-05-13
CIK 1067837

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________to ___________

                        Commission File Number: 001-14461
                                               ----------

                          Entercom Communications Corp.
                      ------------------------------------
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


   (Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class A Common Stock, $.01 par value -38,950,518 Shares Outstanding as of May 6, 2002
     Class B Common Stock, $.01 par value -10,531,805 Shares Outstanding as of May 6, 2002

                          ENTERCOM COMMUNICATIONS CORP.

                                      INDEX

                                                                                Page
Part I -     Financial Information

   Item 1.   Financial Statements ..............................................   3

   Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations ......................................  20

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk ........  25

Part II -    Other Information

   Item 1.   Legal Proceedings .................................................  26

   Item 2.   Changes in Securities and Use of Proceeds .........................  26

   Item 3.   Defaults Upon Senior Securities ...................................  26

   Item 4.   Submission of Matters to a Vote of Security Holders ...............  26

   Item 5.   Other Information .................................................  26

   Item 6.   Exhibits and Reports on Form 8-K ..................................  27

Signatures .....................................................................  28

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  Financial Information

                          ENTERCOM COMMUNICATIONS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 2001 AND MARCH 31, 2002
                             (amounts in thousands)
                                   (unaudited)

                                     ASSETS

                                                                   DECEMBER 31,    MARCH 31,
                                                                   -----------     --------
                                                                      2001           2002
                                                                      ----           ----
CURRENT ASSETS:
     Cash and cash equivalents                                     $    10,751    $   265,172
     Accounts receivable, net of allowance for doubtful accounts        64,319         57,153
     Prepaid expenses and deposits                                       6,521          9,073
     Federal and state income tax credits and deposits                     933          4,718
     Deferred tax assets                                                 5,256          9,085
                                                                   -----------    -----------

Total current assets                                                    87,780        345,201
                                                                   -----------    -----------

INVESTMENTS                                                             13,671         14,307
                                                                   -----------    -----------


PROPERTY AND EQUIPMENT:
     Land, land easements and land improvements                         10,542         10,562
     Buildings                                                          11,631         11,636
     Equipment                                                          83,388         83,954
     Furniture and fixtures                                             12,592         12,585
     Leasehold improvements                                             11,514         11,527
                                                                   -----------    -----------

                                                                       129,667        130,264
    Accumulated depreciation and amortization                          (37,680)       (40,609)
                                                                   -----------    -----------

                                                                        91,987         89,655
    Capital improvements in progress                                       345          1,148
                                                                   -----------    -----------

Net property and equipment                                              92,332         90,803
                                                                   -----------    -----------

RADIO BROADCASTING LICENSES AND OTHER INTANGIBLES - Net              1,232,612      1,020,504
                                                                   -----------    -----------

DEFERRED CHARGES AND OTHER ASSETS - Net                                 12,345         44,970
                                                                   -----------    -----------

TOTAL                                                              $ 1,438,740    $ 1,515,785
                                                                   ===========    ===========

  The accompanying notes to condensed financial statements are an integral part of these statements.

                          ENTERCOM COMMUNICATIONS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 2001 AND MARCH 31, 2002
                             (amounts in thousands)
                                   (unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      DECEMBER 31,    MARCH 31,
                                                                      -----------     --------
                                                                          2001           2002
                                                                          ----           ----

CURRENT LIABILITIES:
     Accounts payable                                                 $    10,992    $    13,146
     Accrued liabilities:
       Salaries                                                             5,446          6,898
       Interest                                                             2,689          3,373
       Other                                                                6,536          4,880
     Derivative instruments                                                 3,529          2,866
     Current portion of long-term debt                                     24,389         38,608
                                                                      -----------    -----------
Total current liabilities                                                  53,581         69,771
                                                                      -----------    -----------


LONG-TERM DEBT:
       Bank facility                                                      363,625        286,406
       7.625% Senior subordinated notes                                         -        150,000
       Other long-term debt                                                   309            306
                                                                      -----------    -----------
Total long-term debt                                                      363,934        436,712
                                                                      -----------    -----------


OTHER LONG-TERM LIABILITIES:
     Deferred tax liabilities                                             135,974         55,602
     Derivative instruments                                                 3,516          1,503
     Deferred rent                                                            854            920
                                                                      -----------    -----------
Total other long-term liabilities                                         140,344         58,025
                                                                      -----------    -----------


COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE
      PREFERRED SECURITIES OF SUBSIDIARY HOLDING SOLELY CONVERTIBLE
      DEBENTURES OF THE COMPANY ("TIDES")                                 125,000        125,000
                                                                      -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
      Preferred stock                                                           -              -
      Class A common stock                                                    348            389
      Class B common stock                                                    105            105
      Class C common stock                                                      -              -
      Additional paid-in capital                                          751,803        952,444
      Retained earnings (deficit)                                           5,418       (127,790)
      Unearned compensation                                                  (201)          (169)
      Accumulated other comprehensive income (loss)                        (1,592)         1,298
                                                                      -----------    -----------

Total shareholders' equity                                                755,881        826,277
                                                                      -----------    -----------

TOTAL                                                                 $ 1,438,740    $ 1,515,785
                                                                      ===========    ===========

  The accompanying notes to condensed financial statements are an integral part of these statements.

                          ENTERCOM COMMUNICATIONS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED MARCH 31, 2001 AND 2002
             (amounts in thousands, except share and per share data)
                                   (unaudited)

                                                                                                 THREE MONTHS ENDED
                                                                                                 ------------------
                                                                                                      MARCH 31,
                                                                                                      --------
                                                                                                 2001            2002
                                                                                                 ----            ----
NET REVENUES                                                                                $     69,455    $     74,159
                                                                                            ------------    ------------

OPERATING EXPENSES:
 Station operating expenses                                                                       46,360          48,159
 Depreciation and amortization                                                                    11,280           3,391
 Corporate general and administrative expenses                                                     3,330           3,351
 Net expense from time brokerage agreement fees                                                        -           2,116
 Net loss (gain) on sale of assets                                                                    23              (9)
                                                                                            ------------    ------------
    Total operating expenses                                                                      60,993          57,008
                                                                                            ------------    ------------

OPERATING INCOME                                                                                   8,462          17,151
                                                                                            ------------    ------------

OTHER EXPENSE (INCOME):
 Interest expense, including amortization of deferred financing costs of $216 in
     2001 and $250 in 2002                                                                         8,127           5,588
 Financing cost of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding solely convertible debentures
     of the Company                                                                                1,953           1,953
 Interest income                                                                                     (95)           (262)
 Equity loss from unconsolidated affiliate                                                           850             974
 Net loss (gain) on derivative instruments                                                           478            (607)
                                                                                            ------------    ------------
    Total other expense                                                                           11,313           7,646
                                                                                            ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES AND ACCOUNTING CHANGE                                           (2,851)          9,505

INCOME TAX PROVISION (BENEFIT)                                                                    (1,102)          3,837
                                                                                            ------------    ------------

INCOME (LOSS) BEFORE ACCOUNTING CHANGE                                                            (1,749)          5,668

 Cumulative effect of accounting change, net of taxes of $377 in 2001 and $92,584 in 2002           (566)       (138,876)
                                                                                            ------------    ------------

NET LOSS                                                                                    $     (2,315)   $   (133,208)
                                                                                            ============    ============

NET LOSS PER SHARE - BASIC:
 Income (loss) before accounting change                                                     $      (0.04)   $       0.12
 Cumulative effect of accounting change, net of taxes                                              (0.01)          (2.98)
                                                                                            ------------    ------------
NET LOSS PER SHARE - BASIC                                                                  $      (0.05)   $      (2.86)
                                                                                            ============    ============

NET LOSS PER SHARE - DILUTED:
 Income (loss) before accounting change                                                     $      (0.04)   $       0.12
 Cumulative effect of accounting change, net of taxes                                              (0.01)          (2.92)
                                                                                            ------------    ------------
NET LOSS PER SHARE - DILUTED                                                                $      (0.05)   $      (2.80)
                                                                                            ============    ============

WEIGHTED AVERAGE SHARES:
 Basic                                                                                        45,250,110      46,575,279
                                                                                            ============    ============
 Diluted                                                                                      45,250,110      47,613,126
                                                                                            ============    ============

  The accompanying notes to condensed financial statements are an integral part of these statements.

                          ENTERCOM COMMUNICATIONS CORP.
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2002
                             (amounts in thousands)
                                   (unaudited)

                                                                                               THREE MONTHS ENDED
                                                                                               ------------------
                                                                                                    MARCH 31,
                                                                                                    --------

                                                                                                 2001         2002
                                                                                                 ----         ----
NET LOSS                                                                                    $  (2,315)   $ (133,208)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX PROVISION (BENEFIT)
     Unrealized gain on investments - net of tax provision of $1.2 million in 2001 and
               $0.6 million in 2002                                                             1,727          960
     Unrealized loss on hedged derivatives from cumulative effect of accounting
               change - net of tax benefit of $0.5 million in 2001                               (685)           -
     Unrealized (loss) gain on hedged derivatives - net of tax benefit of $1.1 million in
               2001 and tax provision of $1.3 million in 2002                                  (1,653)       1,930
                                                                                            ---------    ----------
COMPREHENSIVE LOSS                                                                          $  (2,926)   $ (130,318)
                                                                                            =========    ==========

  The accompanying notes to condensed financial statements are an integral part of these statements.

                          ENTERCOM COMMUNICATIONS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2002
                             (amounts in thousands)
                                   (unaudited)

                                                                                               THREE MONTHS ENDED
                                                                                               ------------------
                                                                                                    MARCH 31,
                                                                                                    ---------
                                                                                                2001       2002
                                                                                                ----       ----
OPERATING ACTIVITIES:
  Net loss                                                                                 $  (2,315)   $(133,208)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                             11,280        3,391
    Amortization of debt financing costs                                                         216          250
    Deferred taxes                                                                             3,762        7,394
    Tax benefit on exercise of options                                                           161          644
    Provision for bad debts                                                                    1,130          673
    Loss (gain) on disposition of assets                                                          23           (9)
    Non-cash stock-based compensation expense                                                    164          134
    Equity loss from unconsolidated affiliate                                                    850          974
    Net loss (gain) on derivative instruments                                                    478         (607)
    Cumulative effect of accounting change                                                       566      138,876
    Deferred rent                                                                                  -           66
    Changes in assets and liabilities (net of effects of acquisitions and dispositions):
       Accounts receivable                                                                    16,215        6,493
       Prepaid expenses and deposits                                                          (2,384)      (3,969)
       Prepaid and refundable income taxes                                                    (5,212)      (3,785)
       Accounts payable and accrued liabilities                                               (2,706)       2,845
                                                                                           ---------    ---------
           Net cash provided by operating activities                                          22,228       20,162
                                                                                           ---------    ---------

INVESTING ACTIVITIES:
    Additions to property and equipment                                                       (4,028)      (1,109)
    Proceeds from sale of property, equipment and other assets                                   106            9
    Purchases of radio station assets                                                              -      (20,800)
    Deferred charges and other assets                                                           (333)         (25)
    Purchase of investments                                                                   (2,804)         (10)
    Station acquisition deposits and costs                                                       (74)     (26,181)
                                                                                           ---------    ---------
           Net cash used in investing activities                                              (7,133)     (48,116)
                                                                                           ---------    ---------

FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                                                   3,078      195,500
    Net proceeds from stock offering                                                               -      196,498
    Payments on long-term debt                                                               (19,004)    (108,504)
    Deferred financing expenses related to bank facility and senior subordinated notes             -       (4,558)
    Proceeds from issuance of common stock related to incentive plans                            145          158
    Proceeds from exercise of stock options                                                      516        3,281
                                                                                           ---------    ---------
           Net cash (used in) provided by financing activities                               (15,265)     282,375
                                                                                           ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (170)     254,421
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                  13,257       10,751
                                                                                           ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $  13,087    $ 265,172
                                                                                           =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
    Cash paid during the period for:
      Interest                                                                             $   7,826    $   5,536
                                                                                           =========    =========
      Interest on TIDES                                                                    $       -    $       -
                                                                                           =========    =========
      Income taxes                                                                         $      25    $       -
                                                                                           =========    =========

  The accompanying notes to condensed financial statements are an integral part of these statements.

                          ENTERCOM COMMUNICATIONS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 2001

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements for Entercom Communications Corp. (the "Company") have been prepared in accordance with (1) generally accepted accounting principles for interim financial information and (2) the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal, recurring nature.

     This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements as of December 31, 2001, and filed with the Securities and Exchange Commission (the "SEC") on February 11, 2002, as part of the Company's Form 10-K.

     During February 2002, the Company filed a universal shelf registration statement with the SEC to offer up to (1) $250.0 million in aggregate offering price of Class A Common Stock and/or Preferred Stock and (2) $250.0 million in aggregate principal amount or initial accreted value of its debt securities consisting of debentures, notes or other types of debt. In connection with this registration statement, on February 27, 2002, the Company entered into separate equity and debt underwriting agreements for equity and debt offerings that were completed on March 5, 2002 and March 8, 2002 (See Notes 4 and 8).

     Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year's presentation, which had no effect on the financial position, results of operations or cash flows of the Company.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." Statement No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principle Board ("APB") Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Statement No. 141 is effective for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement No. 141 also changes the criteria to recognize intangible assets apart from goodwill. The Company adopted this Statement on July 1, 2001. The Company has historically used the purchase method to account for all business combinations and the Company believes that adoption of this Statement did not have a material impact on the Company's financial position, cash flows or results of operations.

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

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" that requires that goodwill and certain intangibles will not be amortized. Instead, these assets will be reviewed annually for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. As of the date of adoption, the Company reflected unamortized goodwill and unamortized broadcasting licenses in the amounts of $4.2 million and $1,228.4 million, respectively. The Company has determined that broadcasting licenses, which previously had been amortized over the maximum period allowed of 40 years, were deemed to have indefinite useful lives. Adoption of this accounting standard had the impact of eliminating the Company's non-cash amortization expense for goodwill and broadcasting licenses. For comparison purposes, for the three months ended March 31, 2001, the Company recorded amortization expense for goodwill and broadcasting licenses of $0.1 million and $7.8 million, respectively. The Company also completed the transitional non-amortizing intangible asset impairment test for broadcasting licenses and recorded to the statement of operations, a $138.9 million impairment charge, net of a deferred tax benefit of $92.6 million, under the cumulative effect of accounting change. The amount of unamortized broadcasting licenses reflected in the balance sheet as of March 31, 2002, after recording the impairment charge, was $996.5 million. The amount of the broadcasting licenses impairment charge was determined by an independent appraisal firm, which relied primarily on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor were broadcasting licenses. The Company determined the reporting unit as a radio market and compared the carrying amount of the broadcasting licenses in each market to the fair value of the market's broadcasting licenses as determined by the independent appraiser. The required impairment tests of broadcasting licenses may result in additional future period write-downs. The Company has calculated the transition adjustment in accordance with tentative accounting guidance issued by the Emerging Issues Task Force ("EITF"), and therefore, the guidance could be subject to change. The EITF is a committee appointed by the FASB and assigned the responsibility of answering implementation and interpretation questions related to this new accounting standard.

         In order to complete the transitional assessment of goodwill as required by SFAS No. 142, the Company will determine by the end of the second quarter of 2002, the fair value of each market and compare it to the market's carrying amount. To the extent a market's carrying amount exceeds its fair value, an indication exists that the market's goodwill assets may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the market's goodwill, determined by allocating the market's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of 2002. Any transitional impairment charge will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations. The Company has not yet determined what the effect of the impairment tests related to goodwill will be on the Company's financial position, cash flows or results of operations. The required impairment tests of goodwill may result in future period write-downs.

         The following unaudited pro forma summary presents the Company's estimate of the effect of the adoption of SFAS No. 142 as of the beginning of the periods presented as reported income before accounting change and net income
(loss) are adjusted to eliminate the amortization expense recognized in those periods related to goodwill and broadcasting licenses as goodwill and broadcasting licenses are not amortized under this new accounting standard. The pro forma amounts for the three months ended March 31, 2001 do not include any adjustments for potential write-downs of goodwill and broadcasting licenses which could result based on the performance of the required impairment tests under the provisions of SFAS No. 142. The as reported amounts for the three months ended March 31, 2002 do not include any adjustments for potential write-downs of goodwill which could result in a subsequent quarter of this year based on the performance of the required impairment tests under the provisions of SFAS No. 142.

                                                                              Three Months Ended
                                                                                  March 31,
                                                                        --------------------------------
                                                                             2001              2002
                                                                        ---------------  ---------------
                                                                          Pro Forma         As Reported
 Reported income (loss) before accounting change                        $   (1,749)         $    5,668
 Add back: amortization of goodwill, net of tax
       provision of $12 for the three months ended
       March 31, 2001                                                           17                   -
 Add back: amortization of broadcasting licenses, net of
       tax provision of $3,124 for the three months
       ended March 31, 2001                                                  4,687                   -
                                                                        ---------------  ---------------
 Pro forma income before accounting change                                   2,955               5,668
 Reported cumulative effect of accounting change, net of taxes                (566)           (138,876)
                                                                        ---------------  ---------------
 Pro forma net income (loss)                                            $    2,389          $ (133,208)
                                                                        ===============  ===============
 Net income (loss) per share - basic:
 Reported income (loss) before accounting change                        $    (0.04)         $     0.12
 Amortization of goodwill, net of taxes                                          -                   -
 Amortization of broadcasting licenses, net of taxes                          0.10                   -
                                                                        ---------------  ---------------
 Pro forma income before accounting change - basic                            0.06                0.12
 Reported cumulative effect of accounting change, net of taxes               (0.01)              (2.98)
                                                                        ---------------  ---------------
 Pro forma net income (loss) per share - basic                          $     0.05          $    (2.86)
                                                                        ===============  ===============

 Net income (loss) per share - diluted:
 Reported income (loss) before accounting change                        $    (0.04)         $     0.12
 Amortization of goodwill, net of taxes                                          -                   -
 Amortization of broadcasting licenses, net of taxes                          0.10                   -
                                                                        ---------------  ---------------
 Pro forma income before accounting change - diluted                          0.06                0.12
 Reported cumulative effect of accounting change, net of taxes               (0.01)              (2.92)
                                                                        ---------------  ---------------
 Pro forma net income (loss) per share - diluted                        $     0.05          $    (2.80)
                                                                        ===============  ===============

 Weighted average shares:


                                                             Three Months Ended
                                                                  March 31,
                                                 -----------------------------------------
                                                        2001                   2001
                                                 -------------------    ------------------
                                                      Pro Forma            As Reported
 As reported and pro forma - basic                    45,250,110            46,575,279
                                                 ===================    ==================
 As reported - diluted                                45,250,110            47,613,126
                                                 ===================    ==================
 Pro forma - diluted                                  45,933,172            47,613,126
                                                 ===================    ==================

           Effective January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" it removes certain assets such as deferred tax assets, goodwill and intangible assets not being amortized from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on long-lived assets held for use. SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring events and Transactions" for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company believes that the adoption of this statement did not have a material impact on the Company's financial position, cash flows or results of operations.

2.         ACQUISITION, JOINT SALES AGREEMENT AND UNAUDITED PRO FORMA SUMMARY

Acquisition for the Three Months Ended March 31, 2002

         On February 8, 2002, the Company acquired from WCCB-TV, Inc., a subsidiary of Bahakel Communications, Ltd., the assets of WOZN-FM (formerly WKSI-FM) and WPET-AM, serving the Greensboro, North Carolina radio market, for a purchase price of $20.8 million in cash, of which $1.0 million was paid as a deposit on November 29, 2001. On December 5, 2001, the Company began operating these stations under a time brokerage agreement. The closing of this transaction increased the Company's ownership to six radio stations in the Greensboro, North Carolina radio market. The Company incurred goodwill of $2.7 million in connection with this purchase in order to compete more effectively in the market by increasing the Company's cluster share of market revenues and market cluster ranking.

         The purchase price allocation for this acquisition is based on information available at this time and is subject to change. For this acquisition, the aggregate purchase price including transaction costs, was allocated as follows:

                                (amounts in thousands)
--------------------------------------------------------------------------------
           Asset Description               Amount                 Asset Lives
--------------------------------   -------------------------   -----------------
Equipment                           $             297             10 to 15 years
Furniture and equipment                            30                 5 years
                                   ------------------------
Total tangible assets                             327
                                   ------------------------

Advertiser base                                 1,121             5 to 11 years
Broadcasting licenses                          16,690            non-amortizing
Goodwill                                        2,662            non-amortizing
                                   ------------------------
Total intangible assets                        20,473
                                   ------------------------

Total purchase price                $          20,800
                                   ========================

Joint Sales Agreement

         On February 1, 2002, the Company entered into an agreement with Classic Radio, Inc. ("Classic") to terminate, effective February 28, 2002, the KING-FM Joint Sales Agreement that was scheduled to expire on June 30, 2002. Under this agreement, the Company served as the exclusive sales agent for the Classic-owned KING-FM radio station located in Seattle Washington. The Company received all revenues from the sale of advertising time broadcast on KING-FM and was required to pay a monthly fee to Classic based upon calculations as defined in the agreement. Under the terms of the JSA, the Company was responsible for all costs incurred in selling the advertising time. Classic was responsible for all costs incurred in operating the station.

Unaudited Pro Forma Summary

         The following unaudited pro forma summary presents the consolidated results of operations as if any acquisitions which occurred during the period of January 1, 2001 through March 31, 2002, had all occurred as of January 1, 2001, after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund acquisitions which would have been incurred had such acquisitions occurred as of January 1, 2001. For a discussion of these acquisitions, please refer to the Company's Form 10-K filed with the Securities and Exchange Commission on February 11, 2002, which should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.


                                                                              THREE MONTHS ENDED
                                                                              ------------------
                                                                                  MARCH 31,
                                                                                  ---------
                                                                   (amounts in thousands, except per share)
                                                                                 (Unaudited)
                                                                                  ---------

                                                                     2001                          2002
                                                                     ----                          ----
                                                                  Pro Forma                      Pro Forma
                                                                  ---------                      ---------
Net revenues                                                     $  70,078                      $    74,159
                                                                ===============               ===============
Income (loss) before accounting change                           $  (2,224)                     $     5,508
                                                                ===============               ===============
Cumulative effect of accounting change, net of taxes             $    (566)                     $  (138,876)
                                                                ===============               ===============
Net loss                                                         $  (2,790)                     $  (133,368)
                                                                ===============               ===============

Net loss per share - basic                                       $   (0.06)                     $     (2.86)
                                                                ===============               ===============
Net loss per share - diluted                                     $   (0.06)                     $     (2.80)
                                                                ===============               ===============

3.         SENIOR DEBT

         The Company has a bank credit agreement (the "Bank Facility") with a syndicate of banks which provides for senior secured credit of $650.0 million consisting of: (1) a $325.0 million reducing revolving credit facility ("Revolver") and (2) a $325.0 million multi-draw term loan ("Term Loan"). The Revolver and Term Loan, which mature on September 30, 2007, each reduce on a quarterly basis beginning September 30, 2002, in quarterly amounts that vary from $12.2 million to $16.3 million for each loan. As of March 31, 2002, the Company had $325.0 million of borrowings outstanding under the Bank Facility's Term Loan, in addition to $6.2 million in an outstanding Letter of Credit. The Company used a portion of the March 5, 2002 equity offering's net proceeds (Note
8), to reduce indebtedness outstanding in the amount of $93.5 million under the Revolver. The Bank Facility requires the Company to comply with certain financial covenants and leverage ratios that are defined terms within the agreement and that include but are not limited to the following: (1) Total Debt to Operating Cash Flow, (2) Operating Cash Flow to Interest Expense, (3) Operating Cash Flow to Pro Forma Debt Service and (4) Operating Cash Flow to Fixed Charges. Management believes the Company is in compliance with all of the terms of the agreement. On February 6, 2002, the Company entered into a Second Amendment under the Bank Facility to further clarify the terms under which the Company can issue subordinated debt and to modify certain terms, including operating cash flow to the pro forma debt service ratio financial covenant. The Bank Facility also provides that any time prior to December 31, 2002 the Company may solicit incremental loans up to $350.0 million, thereby increasing the Bank Facility to a total of $1.0 billion. These incremental loans are subject to syndicate approval and are governed under the same terms as the existing Bank Facility.

         The Company enters into interest rate transactions with different banks to diversify its risk associated with interest rate fluctuations against the variable rate debt under the Bank Facility and to comply with certain covenants under the Bank Facility. Under these transactions, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt. The total notional amount of these transactions was $155.0 million as of March 31, 2002. These agreements, with initial terms that vary from 2 years to 7 years, effectively fix the interest at rates that vary from 5.8% to 8.5% on current borrowings equal to the total notional amount.

4.         SENIOR SUBORDINATED NOTES

         On February 27, 2002, the Company's wholly owned subsidiary, Entercom Radio, LLC, entered into an underwriting agreement to sell $150.0 million of 7.625% Senior Subordinated Notes ("Notes") due March 1, 2014. The Company completed this offering on March 5, 2002 and received net proceeds of $145.8 million. There were approximately $4.2 million in deferred offering costs recorded in connection with the sale, which are being amortized to interest expense over the life of the Notes using the effective interest rate method. The proceeds of the Notes will be used to finance pending acquisitions and for general corporate purposes, including future acquisitions and working capital needs.

     Interest on the Notes, which are in denominations of $1,000 each, will accrue at the rate of 7.625% per annum and will be payable semi-annually in arrears on March 1 and September 1, commencing on September 1, 2002. The Company may redeem the notes on and after March 1, 2007 at an initial redemption price of 103.813% of their principal amount plus accrued interest. In addition, before March 1, 2005, the Company may redeem up to 35% of the Notes at a redemption price of 107.625% of their principal amount plus accrued interest using proceeds of specified equity offerings. The Notes are unsecured and rank junior to our senior indebtedness. In addition to the parent, Entercom Communications Corp., all of the Company's subsidiaries have fully and unconditionally guaranteed these Notes ("Subsidiary Guarantors"). Under certain covenants, the Subsidiary Guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Notes and the Subsidiary Guarantors cannot incur additional indebtedness if the Leverage Ratio of Entercom Radio, LLC exceeds a specified level.

5.     CONVERTIBLE PREFERRED SECURITIES

     On October 6, 1999, the Company sold 2,500,000 Convertible Preferred Securities, Term Income Deferrable Equity Securities ("TIDES"), including underwriters' over-allotments at an offering price of $50.00 per security. The net proceeds to the Company after deducting underwriting discounts and other offering expenses, was $120.5 million. Subject to certain deferral provisions, the trust pays quarterly calendar distributions. The first distribution was paid on December 31, 1999. The TIDES represent undivided preferred beneficial ownership interest in the assets of the trust. The trust used the proceeds to purchase from the Company an equal amount of 6.25% Convertible Subordinated Debentures due 2014. The Company owns all of the common securities issued by the trust. The trust exists for the sole purpose of issuing the common securities and the TIDES. The trust is a wholly-owned subsidiary of the Company, with the sole assets of the trust consisting of the $125.0 million aggregate principal amount of the Company's 6.25% Convertible Subordinated Debentures due September 30, 2014. The Company has entered into several contractual arrangements for the purpose of fully, irrevocably and unconditionally guaranteeing the trust's obligations under the TIDES. The holders of the TIDES have a preference with respect to each distribution and amount payable upon liquidation, redemption or otherwise over the holders of the common securities of the trust. Each TIDES is convertible into shares of the Company's Class A Common Stock at the rate of
1.1364 shares of Class A Common Stock for each TIDES. As of March 31, 2002, there were 2.5 million outstanding TIDES as no holder of the TIDES had converted their shares into Class A Common Stock. The Company may elect after October 3, 2002, to redeem the notes in accordance with the terms of the TIDES. The TIDES are convertible into Class A Common Stock at $44.00 per share.

6.     DERIVATIVE AND HEDGING ACTIVITIES

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

     For those derivatives that did not qualify for hedge accounting treatment with an aggregate notional amount of $30.0 million, the Company recorded to the statement of operations for the three months ended March 31, 2001: (1) a $0.4 million loss under the cumulative effect of accounting change as an accumulated transition adjustment and (2) a $0.8 million loss under loss on derivative instruments as the adjustment for this period. For those derivatives designated as cash flow hedges that qualify for hedge accounting treatment with an aggregate notional amount of $233.0 million, the Company recorded: (1) the ineffective amount of the hedges to the statement of operations as a $0.6 million loss under the cumulative effect of accounting change as an accumulated transition adjustment and as a $0.3 million gain under loss on derivative instruments as the adjustment for this period and (2) the effective amount of the hedges to other comprehensive loss, as a $1.1 million loss as an accumulated transition adjustment and as a $2.8 million loss to unrealized loss on hedged derivatives as the adjustment for this period.

     For the three months ended March 31, 2002, the Company recorded to the statement of operations for those derivatives that did not qualify for hedge accounting treatment with an aggregate notional amount of $30.0 million, a $0.4 million gain under gain on derivative instruments. For those derivatives designated as cash flow hedges that qualify for hedge accounting treatment with an aggregate notional amount of $125.0 million, the Company recorded the ineffective amount of the hedges to the statement of operations as a $0.2 million gain and the effective amount of the hedges to the statement of other comprehensive income as a $3.2 million gain to unrealized gain on hedged derivatives. The Company expects to record a $2.0 million gain on hedged derivatives as a reclassification to the statement of operations during the next twelve months from the transition adjustments that were recorded in other comprehensive loss.

7.        COMMITMENTS AND CONTINGENCIES

Pending Acquisitions

     The Company entered into a preliminary agreement on February 6, 1996, to acquire the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation ("Royce"), subject to approval by the FCC, for a purchase price of $25.0 million. Notwithstanding the Company's efforts to pursue this transaction, Royce has been non-responsive. On July 28, 1999, the Company commenced a legal action seeking to enforce this agreement, and subsequently Royce filed a cross-complaint against the Company asking for treble damages, an injunction, attorney's fees and costs. Portions of Royce's cross-complaint have been dismissed and after a trial in November 2001, the California Superior Court ruled that the February 1996 agreement was enforceable and that the court would order specific performance of the agreement to sell KWOD. The Company is entitled to recover damages incident to the failure of Royce to honor this agreement but the trial on damages has been delayed by a bankruptcy filing by Royce. On February 6, 2002, the Bankruptcy Court granted our petition to dismiss the bankruptcy filing by Royce. On April 30, 2002 the California Superior Court issued an Interlocutory Judgment ordering, among other things (i) that Royce sign all documents necessary to transfer the assets relating to KWOD to the Company and to complete such transfer in exchange for the $25.0 million purchase price, less the amount of the Company's damages to be determined by the court, (ii) the Company to place $24.8 million in cash and a $7.5 million irrevocable standby letter of credit in an escrow account pending the transfer of the KWOD assets, the determination of the Company's damages and the outcome of Royce's appeal, and (iii) a time Brokerage Agreement commence on May 10, 2002 under which the Company will program and sell most of the broadcast time on KWOD. Royce has filed a petition in the California appeals court challenging this Interlocutory Judgment. The Court of Appeals has issued a temporary stay of the Interlocutory Judgment until May 21, 2002. The Company estimates that the impact of an unfavorable outcome will not materially impact the Company's financial position, results of operations or cash flows. The Company cannot determine if and when the transaction might occur.

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

     On February 12, 2002, the Company entered into an agreement with subsidiaries of Emmis Communications Corporation ("Emmis") to acquire the assets of KALC-FM, serving the Denver, Colorado radio market, for a purchase price of $88.0 million in cash, of which the Company paid $8.8 million as a deposit on February 15, 2002. On March 15, 2002, the Company began operating this station under a time brokerage agreement. This transaction closed on May 1, 2002. Upon the expected completion of the acquisition of the three radio stations described in the Tribune transaction in the previous paragraph, the Company will own four radio stations serving the Denver, Colorado radio market.

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

     In December 2000, the U.S. Copyright Office, under the Digital Millennium Copyright Act, issued a final rule that AM and FM radio broadcast signals transmitted simultaneously over a digital communications network, are subject to the sound recording copyright owner's exclusive right of performance. This would result in the imposition of license fees for Internet streaming and other digital media. As a result of this decision, the Company is participating in an arbitration proceeding at the U.S. Copyright Office to determine the amount of the fees that are due from the use of sound recordings in Internet streaming. In February 2002, the arbitration panel issued its decision setting the license fees for the use of sound recordings in Internet streaming. A number of broadcasters have petitioned the U.S. Copyright Office for a review of this decision. The Company, along with other broadcasters and the National Association of Broadcasters ("NAB") commenced on January 25, 2001 a legal action in the U.S. District Court of Philadelphia,

Pennsylvania, seeking declaratory relief as to the impact of the final rule of the Copyright Office. The court in this action on August 1, 2001, upheld the Copyright Office decision. The Company, along with other broadcasters and the NAB, on September 30, 2001, filed an appeal of this decision. This appeal is pending. However, the Company cannot determine the likelihood of success. The Company's management believes that the impact of an unfavorable determination will not materially impact the financial position, results of operations or cash flows of the Company.

         The Company is subject to various outstanding claims which arose in the ordinary course of business and to other legal proceedings. In the opinion of management, any liability of the Company which may arise out of or with respect to these matters will not materially affect the financial position, results of operations or cash flows of the Company.

8.        SHAREHOLDERS' EQUITY

         On February 27, 2002, the Company entered into an underwriting agreement to sell 3,500,000 shares of Class A Common Stock. The Company completed this offering on March 5, 2002 and sold 3,500,000 shares of Class A Common Stock at a price per share of $51.25. The underwriting agreement included an option by the underwriters to purchase within 30 days up to 525,000 additional shares of Class A Common Stock to cover over-allotments. On March 6, 2002, the underwriters exercised their option to purchase 525,000 shares of Class A Common Stock at a price per share of $51.25 and the Company completed this offering on March 8, 2002. The net proceeds to the Company for both offerings, after deducting underwriting discounts and other offering expenses, were approximately $196.5 million. The Company used a portion of these proceeds in the amount of $93.5 million to reduce the Company's outstanding indebtedness under the Bank Facility's Revolver.

         During the three months ended March 31, 2001 and 20021, the Company issued non-qualified options to purchase 788,500 shares and 1,141,932 shares, respectively, of its Class A Common Stock at prices ranging from $40.00 to $43.53 and $48.00 to $55.61, respectively, per share. All of the options become exercisable over a four-year period. In connection with the grant of options with exercise prices below fair market value at the time of grant and the grant of performance-based options, the Company recognized non-cash stock-based compensation expense in the amount of $132,000 and $102,000 for the three months ended March 31, 2001 and 2002, respectively.

         In connection with awards in 1999 and 2000 of Restricted Stock which vest ratably on each of the next four anniversary dates of the grant, the Company recognized non-cash stock-based compensation expense in the amount of $32,000 for each of the three months ended March 31, 2001 and 2002, respectively.

9.        NET INCOME PER SHARE

         The net income per share ("EPS") is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which requires presentation of basic net income per share and diluted net income per share. Basic net income per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method) and (2) the Term Income Deferrable Equity Securities ("TIDES") after eliminating from net income the interest expense, net of taxes, on the TIDES. Anti-dilutive instruments are not considered in this calculation. For the three months ended March 31, 2001, the effect of the stock options and the effect of the TIDES, which is convertible into 2,841,000 shares of Class A Common Stock, were not included in the calculation of net loss per share as they were anti-dilutive. For the three months ended March 31, 2002, stock options were included in the calculation of income before accounting change and net loss per share as they were dilutive and the TIDES, which are convertible into 2,841,000 shares of Class A Common Stock, were not included in the calculation of net loss per share as their effect were anti-dilutive.


                                                                                    THREE MONTHS ENDED
                                                                                    ------------------
                                                                 (amounts in thousands, except share and per share data)
                                                                  MARCH 31, 2001                          MARCH 31, 2002
                                                                  --------------                          --------------
                                                      Loss            Shares        EPS      Income/(Loss)      Shares        EPS
                                                      ----            ------        ---      ------------       ------        ---
Basic net loss per share:
     Income (loss) before accounting change        $  (1,749)     45,250,110    $  (0.04)    $     5,668     46,575,279    $   0.12
     Cumulative effect of accounting
          change, net of taxes                          (566)              -       (0.01)       (138,876)             -       (2.98)
                                                   ---------      ----------    --------     -----------     ----------    --------
     Net loss                                      $  (2,315)     45,250,110    $  (0.05)    $  (133,208)    46,575,279    $  (2.86)
                                                   =========                    ========     ===========                   ========
     Impact of options                                                     -                                  1,037,847
                                                                  ----------                                 ----------
Diluted net loss per share:
     Income (loss) before accounting change        $  (1,749)     45,250,110    $  (0.04)    $     5,668     47,613,126    $   0.12
     Cumulative effect of accounting
          change, net of taxes                          (566)              -       (0.01)    $  (138,876)             -    $  (2.92)
                                                   ---------      ----------    --------     -----------     ----------    --------
     Net loss                                      $  (2,315)     45,250,110    $  (0.05)    $  (133,208)    47,613,126    $  (2.80)
                                                   =========      ==========    ========     ===========     ==========    ========

         Options to purchase 3,457,500 shares of common stock were outstanding as of March 31, 2001, but were excluded from the computation of diluted net loss per share as their effect were anti-dilutive. Options to purchase 82,678 shares of common stock at a range of $51.38 to $57.63 were outstanding as of March 31, 2002, but were excluded from the computation of diluted net loss per share as the options' exercise price were greater than the average market price of the common stock for the three months ended March 31, 2002.

10.        GUARANTOR FINANCIAL INFORMATION

         Entercom Radio, LLC ("Radio"), a wholly-owned subsidiary of Entercom Communications Corp., is the borrower of the Company's senior debt under the Bank Facility, described in Note 3, and is the borrower of the Company's 7.625% Senior Subordinated Notes, described in Note 4, with Entercom Communications Corp. and subsidiaries as the guarantor. Radio holds the various subsidiary companies that own the operating assets, including broadcasting licenses, permits, authorizations and cash royalties. Entercom Communications Capital Trust, the holder of the TIDES, described in Note 5, is a wholly-owned subsidiary of Entercom Communications Corp and is the holder of 6.25% Convertible Subordinated Debentures due from Entercom Communications Corp.

         Under the bank facility, Radio is permitted to make distributions to Entercom Communications Corp. in an amount that is required to pay Entercom Communications Corp.'s reasonable overhead costs, other costs associated with conducting the operations of Radio and interest on the TIDES. Under the Notes, Radio is permitted to make distributions to Entercom Communications Corp. in an amount, as defined, that is required to pay Entercom Communications Corp's overhead costs and other costs associated with conducting the operations of Radio and Entercom Communications Corp's payment of interest on the TIDES.

          The following tables set forth condensed consolidating financial information for Entercom Communications Corp., Entercom Communications Capital Trust and Entercom Radio, LLC, as of December 31, 2001 and March 31, 2002 and for the three months ended March 31, 2001 and 2002.

                                                                       Balance Sheets as of December 31, 2001
                                                   ---------------------------------------------------------------------------

                                                                      Entercom
                                                      Entercom     Communications
                                                   Communications     Capital          Entercom
                                                       Corp.           Trust          Radio, LLC   Eliminations       Total
                                                   --------------  --------------  --------------  ------------  -------------
ASSETS:

   Current assets                                  $   5,127          $       -      $    82,653   $        -    $    87,780
   Net property and equipment                            956                  -           91,376            -         92,332
   Radio broadcasting licenses and
      other intangibles -Net                               -                  -        1,232,612            -      1,232,612
   Other long-term assets                            468,238            128,866           24,704     (595,792)        26,016
                                                   --------------  --------------  --------------  ------------  -------------
Total assets                                       $ 474,321          $ 128,866      $ 1,431,345   $ (595,792)   $ 1,438,740
                                                   ==============  ==============  ==============  ============  =============

LIABILITIES AND
   SHAREHOLDERS' EQUITY:
   Current liabilities                             $   9,732          $       -      $    43,849   $        -    $    53,581
   Long-term debt                                          -                  -          363,934            -        363,934
   Other long-term liabilities                           854              3,866          602,550     (466,926)       140,344
                                                   --------------  --------------  --------------  ------------  -------------
   Total liabilities                                  10,586              3,866        1,010,333     (466,926)       557,859
                                                   --------------  --------------  --------------  ------------  -------------
   TIDES                                             128,866            125,000                -     (128,866)       125,000
                                                   --------------  --------------  --------------  ------------  -------------
   Shareholders' equity
         Preferred stock                                   -                  -                -            -              -
         Class A and B common stock                      453                  -                -            -            453
         Additional paid-in capital                  751,803                  -                -            -        751,803
         Retained earnings (deficit)                (417,186)                 -          422,604            -          5,418
         Unearned compensation                          (201)                 -                -            -           (201)
         Accumulated other comprehensive loss              -                  -           (1,592)           -         (1,592)
                                                   --------------  --------------  --------------  ------------  -------------
   Total shareholders' equity                        334,869                  -          421,012            -        755,881
                                                   --------------  --------------  --------------  ------------  -------------
Total liabilities and shareholders' equity         $ 474,321          $ 128,866      $ 1,431,345   $ (595,792)   $ 1,438,740
                                                   ==============  ==============  ==============  ============  =============

                                                      Statements of Operations for the Three Months Ended March 31, 2001
                                                   ---------------------------------------------------------------------------

                                                                      Entercom
                                                      Entercom     Communications
                                                   Communications     Capital          Entercom
                                                        Corp.          Trust          Radio, LLC   Eliminations     Total
                                                   --------------  --------------  --------------  ------------  -------------
NET REVENUES                                       $     131          $   1,953      $    69,455   $   (2,084)   $    69,455
                                                   --------------  --------------  --------------  ------------  -------------

OPERATING EXPENSES (INCOME):
   Station operating expenses                              -                  -           46,491         (131)        46,360
   Depreciation and amortization                         251                  -           11,029            -         11,280
   Corporate general and administrative expenses       3,308                  -               22            -          3,330
   Net (gain) loss on sale of assets                      (6)                 -               29            -             23
                                                   --------------  --------------  --------------  ------------  -------------
   Total operating expenses                            3,553                              57,571         (131)        60,993
                                                   --------------  --------------  --------------  ------------  -------------
OPERATING INCOME (LOSS)                               (3,422)             1,953           11,884       (1,953)         8,462
                                                   --------------  --------------  --------------  ------------  -------------

OTHER EXPENSE (INCOME):
   Interest expense                                        -                  -            8,127            -          8,127
   Financing cost of TIDES                             1,953              1,953                -       (1,953)         1,953
   Interest income                                         -                  -              (95)           -            (95)
   Equity loss from unconsolidated affiliate               -                  -              850            -            850
   Net loss on derivative instruments                      -                  -              478            -            478
                                                   --------------  --------------  --------------  ------------  -------------
   Total other expense                                 1,953              1,953            9,360       (1,953)        11,313
                                                   --------------  --------------  --------------  ------------  -------------

INCOME (LOSS) BEFORE INCOME TAXES
   AND ACCOUNTING CHANGE                              (5,375)                 -            2,524            -         (2,851)

INCOME TAX PROVISION (BENEFIT)                        (2,150)                 -            1,048            -         (1,102)
                                                   --------------  --------------  --------------  ------------  -------------
INCOME (LOSS) BEFORE ACCOUNTING
   CHANGE                                             (3,225)                 -            1,476            -         (1,749)

   Cumulative effect of accounting
      change, net of taxes of $377                         -                  -             (566)           -           (566)
                                                   --------------  --------------  --------------  ------------  -------------
NET INCOME (LOSS)                                  $  (3,225)         $       -      $       910   $        -    $    (2,315)
                                                   ==============  ==============  ==============  ============  =============

                                                      Statements of Cash Flows for the Three Months Ended March 31, 2001
                                                   ---------------------------------------------------------------------------

                                                                      Entercom
                                                      Entercom     Communications
                                                   Communications     Capital          Entercom
                                                       Corp.           Trust          Radio, LLC   Eliminations       Total
                                                   --------------  --------------  --------------  ------------  -------------
OPERATING ACTIVITIES:
      Net cash provided by operating activities    $     112          $       -      $    22,116   $        -    $    22,228
                                                   --------------  --------------  --------------  ------------  -------------

INVESTING ACTIVITIES:
   Additions to property and equipment                  (135)                 -           (3,893)           -         (4,028)
   Proceeds from sale of property, equipment
      and other assets                                     -                  -              106            -            106
   Deferred charges and other assets                       -                  -             (333)           -           (333)
   Purchase of investments                                 -                  -           (2,804)           -         (2,804)
   Station acquisition deposits and costs                  -                  -              (74)           -            (74)
                                                   --------------  --------------  --------------  ------------  -------------
      Net cash used in investing activities             (135)                 -           (6,998)           -         (7,133)
                                                   --------------  --------------  --------------  ------------  -------------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                -                  -            3,078            -          3,078
   Payments of long-term debt                              -                  -          (19,004)           -        (19,004)
   Proceeds from issuance of common stock
      related to incentive plans                           -                  -              145            -            145
   Proceeds from exercise of stock options                 -                  -              516            -            516
                                                   --------------  --------------  --------------  ------------  -------------
      Net cash used in financing activities                -                  -          (15,265)           -        (15,265)
                                                   --------------  --------------  --------------  ------------  -------------

                                                       Statements of Cash Flows for the Three Months Ended March 31, 2001
                                                   ---------------------------------------------------------------------------

                                                                      Entercom
                                                      Entercom     Communications
                                                   Communications     Capital          Entercom
                                                       Corp.           Trust          Radio, LLC   Eliminations       Total
                                                   --------------  --------------  --------------  ------------  -------------
Net decrease in cash and cash equivalents                (23)                 -             (147)           -           (170)
Cash and cash equivalents, beginning of period            24                  -           13,233            -         13,257
                                                   --------------  --------------  --------------  ------------  -------------
Cash and cash equivalents, end of period           $       1          $       -      $    13,086   $        -    $    13,087
                                                   ==============  ==============  ==============  ============  =============

                                                                      Balance Sheets as of March 31, 2002
                                                   ---------------------------------------------------------------------------

                                                                      Entercom
                                                      Entercom     Communications
                                                   Communications     Capital          Entercom
                                                       Corp.           Trust          Radio, LLC   Eliminations       Total
                                                   --------------  --------------  --------------  ------------  -------------
ASSETS:
   Current assets                                  $   3,828          $       -      $   341,373   $        -    $   345,201
   Net property and equipment                            903                  -           89,900            -         90,803
   Radio broadcasting licenses and
      other intangibles -Net                               -                  -        1,020,504            -      1,020,504
   Other long-term assets                            664,805            128,866           58,134     (792,528)        59,277
                                                   --------------  --------------  --------------  ------------  -------------
Total assets                                       $ 669,536          $ 128,866      $ 1,509,911   $ (792,528)   $ 1,515,785
                                                   ==============  ==============  ==============  ============  =============

LIABILITIES AND
   SHAREHOLDERS' EQUITY:
   Current liabilities                             $   9,565          $       -      $    60,206   $        -    $    69,771
   Long-term debt                                          -                  -          436,712            -        436,712
   Other long-term liabilities                           920              3,866          716,901     (663,662)        58,025
                                                   --------------  --------------  --------------  ------------  -------------
   Total liabilities                                  10,485              3,866        1,213,819     (663,662)       564,508
                                                   --------------  --------------  --------------  ------------  -------------
   TIDES                                             128,866            125,000                -     (128,866)       125,000
                                                   --------------  --------------  --------------  ------------  -------------
   Shareholders' equity
      Preferred stock                                      -                  -                -            -              -
      Class A and B common stock                         494                  -                -            -            494
      Additional paid-in capital                     952,444                  -                -            -        952,444
      Retained earnings (deficit)                   (422,584)                 -          294,794            -       (127,790)
      Unearned compensation                             (169)                 -                -            -           (169)
      Accumulated other comprehensive income               -                  -            1,298            -          1,298
                                                   --------------  --------------  --------------  ------------  -------------
   Total shareholders' equity                        530,185                  -          296,092            -        826,277
                                                   --------------  --------------  --------------  ------------  -------------
Total liabilities and shareholders' equity         $ 669,536          $ 128,866      $ 1,509,911   $ (792,528)   $ 1,515,785
                                                   ==============  ==============  ==============  ============  =============

                                                     Statements of Operations for the Three Months Ended March 31, 2002
                                                   ---------------------------------------------------------------------------

                                                                      Entercom
                                                      Entercom     Communications
                                                   Communications     Capital          Entercom
                                                       Corp.           Trust          Radio, LLC   Eliminations       Total
NET REVENUES                                       $     134          $   1,953      $    74,159   $   (2,087)   $    74,159
                                                   --------------  --------------  --------------  ------------  -------------

OPERATING EXPENSES (INCOME):
   Station operating expenses                              -                  -           48,293         (134)        48,159
   Depreciation and amortization                         261                  -            3,130            -          3,391
   Corporate general and administrative expenses       3,332                  -               19            -          3,351
   Net expense from time brokerage agreement fees          -                  -            2,116            -          2,116
   Net gain on sale of assets                              -                  -               (9)           -             (9)
                                                   --------------  --------------  --------------  ------------  -------------
   Total operating expenses                            3,593                              53,549         (134)        57,008
                                                   --------------  --------------  --------------  ------------  -------------

OPERATING INCOME (LOSS)                               (3,459)             1,953           20,610       (1,953)        17,151
                                                   --------------  --------------  --------------  ------------  -------------

OTHER EXPENSE (INCOME):
   Interest expense                                        -                  -            5,588            -          5,588
   Financing cost of TIDES                             1,953              1,953                -       (1,953)         1,953

                                                      Statements of Operations for the Three Months Ended March 31, 2002
                                                   ---------------------------------------------------------------------------
                                                                      Entercom
                                                      Entercom     Communications
                                                   Communications     Capital          Entercom
                                                       Corp.           Trust          Radio, LLC   Eliminations       Total
   Interest income                                       (14)                 -             (248)           -           (262)
   Equity loss from unconsolidated affiliate               -                  -              974            -            974
   Net loss on derivative instruments                      -                  -             (607)           -           (607)
                                                   --------------  --------------  --------------  ------------  -------------
   Total other expense                                 1,939              1,953            5,707       (1,953)         7,646
                                                   --------------  --------------  --------------  ------------  -------------

INCOME (LOSS) BEFORE INCOME TAXES
   AND ACCOUNTING CHANGE                              (5,398)                 -           14,903            -          9,505

INCOME TAXES PROVISION (BENEFIT)                      (2,159)                 -            5,996            -          3,837
                                                   --------------  --------------  --------------  ------------  -------------

INCOME (LOSS) BEFORE ACCOUNTING
   CHANGE                                             (3,239)                 -            8,907            -          5,668

   Cumulative effect of accounting
      change, net of taxes of $92,584                      -                  -         (138,876)           -       (138,876)
                                                   --------------  --------------  --------------  ------------  -------------

NET LOSS                                           $  (3,239)         $       -      $  (129,969)  $        -    $  (133,208)
                                                   ==============  ==============  ==============  ============  =============

                                                      Statements of Cash Flows for the Three Months Ended March 31, 2002
                                                   ---------------------------------------------------------------------------

                                                                      Entercom
                                                      Entercom     Communications
                                                   Communications     Capital          Entercom
                                                       Corp.           Trust          Radio, LLC   Eliminations       Total
                                                   --------------  --------------  --------------  ------------  -------------
OPERATING ACTIVITIES:
      Net cash provided by operating
         activities                                $      84          $       -      $    20,078   $        -    $    20,162
                                                   --------------  --------------  --------------  ------------  -------------

INVESTING ACTIVITIES:
   Additions to property and equipment                   (15)                 -           (1,094)           -         (1,109)
   Proceeds from sale of property, equipment
      and other assets                                     -                  -                9            -              9
   Purchases of radio station assets                       -                  -          (20,800)           -        (20,800)
   Deferred charges and other assets                       -                  -              (25)           -            (25)
   Purchase of investments                                 -                  -              (10)           -            (10)
   Station acquisition deposits and costs                  -                  -          (26,181)           -        (26,181)
   Net inter-company loans                          (196,567)                 -          196,567            -              -
                                                   --------------  --------------  --------------  ------------  -------------
      Net cash (used in) provided by
         investing activities                       (196,582)                 -          148,466            -        (48,116)
                                                   --------------  --------------  --------------  ------------  -------------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                -                  -          195,500            -        195,500
   Net proceeds from stock offering                  196,498                  -                -            -        196,498
   Payments on long-term debt                              -                  -         (108,504)           -       (108,504)
   Deferred financing expenses related to bank
      facility and senior subordinated notes               -                  -           (4,558)           -         (4,558)
   Proceeds from issuance of common stock
      related to incentive plans                           -                  -              158            -            158
   Proceeds from exercise of stock options                 -                  -            3,281            -          3,281
                                                   --------------  --------------  --------------  ------------  -------------
      Net cash provided by financing activities      196,498                  -           85,877            -        282,375
                                                   --------------  --------------  --------------  ------------  -------------

Net decrease in cash and cash equivalents                  -                  -          254,421            -        254,421
Cash and cash equivalents, beginning of period             1                  -           10,750            -         10,751
                                                   --------------  --------------  --------------  ------------  -------------
Cash and cash equivalents, end of period           $       1          $       -      $   265,171   $        -    $   265,172
                                                   ==============  ==============  ==============  ============  =============

11.   SUBSEQUENT EVENTS

         On April 24, 2002, the Company announced that the agreement with The Baseball Club of Seattle, L.P. for the rights to broadcast the Seattle Mariners Baseball Club on the Company's Seattle radio station will not be renewed upon expiration of the agreement on October 31, 2002.

         On April 26, 2002, the Company entered into an asset purchase agreement with ABC, Inc. to sell the assets of KQAM-AM, serving the Wichita, Kansas radio market, for $2.0 million in cash. Closing of this transaction, which is conditional upon the approval of the FCC, is expected in the third quarter of 2002 and will decrease the Company's ownership to six radio stations in the Wichita, Kansas radio market.

         On April 30, 2002 the California Superior Court issued an Interlocutory Judgment ordering, among other things (i) that Royce sign all documents necessary to transfer the assets relating to KWOD to the Company and to complete such transfer in exchange for the $25.0 million purchase price, less the amount of the Company's damages to be determined by the court, (ii) the Company to place $24.8 million in cash and a $7.5 million irrevocable standby letter of credit in an escrow account pending the transfer of the KWOD assets, the determination of the Company's damages and the outcome of Royce's appeal, and
(iii) a time Brokerage Agreement commence on May 10, 2002 under which the Company will program and sell most of the broadcast time on KWOD. Royce has filed a petition in the California appeals court challenging this Interlocutory Judgment. The Court of Appeals has issued a temporary stay of the Interlocutory Judgment until May 21, 2002. The Company estimates that the impact of an unfavorable outcome will not materially impact the Company's financial position, results of operations or cash flows. The Company cannot determine if and when the transaction might occur.

         On May 1, 2002, the Company acquired the assets of KALC-FM in Denver, Colorado, from Emmis for $88.0 million in cash, of which $8.8 million was paid as a deposit on February 15, 2002. Upon the expected completion of the acquisition of the three radio stations described in the Tribune transaction under Note 7, the Company will own four radio stations serving the Denver, Colorado radio market.

         On May 2, 2002, the Board of Directors approved the appointment of David J. Field, currently President and Chief Operating Officer, as Chief Executive Officer. This title was formerly held by the Chairman of the Board, Joseph M. Field, who will continue as Chairman of the Board.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This report contains, in addition to historical information, statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements reflect our current views and are based on certain assumptions. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, but not limited to, the following: (1) the highly competitive nature of, and new technologies in, the radio broadcasting industry;
(2) the risks associated with our acquisition strategy generally; (3) the control of us by Joseph M. Field and members of his immediate family; (4) our vulnerability to changes in federal legislation or regulatory policies; (5) our dependence upon our Seattle radio stations; and (6) those matters discussed below. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify these forward-looking statements by our use of words such as "anticipates," "believes," "continues," "expects," "intends," "likely," "may," "opportunity," "plans," "potential," "project," "will," and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.

General

         We are one of the five largest radio broadcasting companies in the United States based upon 2001 revenues pro forma for completed and pending acquisitions as derived from the latest edition of BIA Consulting, Inc. We operate in 19 markets, including Boston, Seattle, Denver, Portland, Sacramento, Kansas City, Milwaukee, Norfolk, New Orleans, Memphis, Buffalo, Greensboro, Rochester, Greenville/Spartanburg, Wilkes-Barre/Scranton, Wichita, Madison, Gainesville/Ocala and Longview/Kelso (WA).

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

         In the following analysis, we discuss broadcast cash flow, broadcast cash flow margin and after tax cash flow. Broadcast cash flow consists of operating income before depreciation and amortization, net expense (income) from time brokerage agreement fees, corporate general and administrative expenses and gain or loss on sale of assets. Broadcast cash flow margin represents broadcast cash flow as a percentage of net revenues. After tax cash flow consists of income (loss) before accounting change, plus the following: depreciation and amortization, non-cash compensation expense (which is otherwise included in corporate general and administrative expenses), deferred taxes, the elimination, net of current taxes, of equity loss from unconsolidated affiliate, any gains or losses on sale of assets, investments and derivative instruments. Although broadcast cash flow, broadcast cash flow margin and after tax cash flow are not measures of performance or liquidity calculated in accordance with generally accepted accounting principles, we believe that these measures are useful to an investor in evaluating our performance because they are widely used in the broadcast industry to measure a radio company's operating performance. However, you should not consider broadcast cash flow, broadcast cash flow margin and after tax cash flow in isolation or as substitutes for net income, operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. In addition, because broadcast cash flow, broadcast cash flow margin and after tax cash flow are not calculated in accordance with generally accepted accounting principles, they are not necessarily comparable to similarly titled measures employed by other companies.

         We calculate same station growth by comparing the performance of stations operated by us throughout a relevant period to the comparable performance in the prior year's corresponding period, adjusted for significant changes to sports contracts. "Same station broadcast cash flow margin" is the broadcast cash flow margin of the stations included in our same station calculations.

Critical Accounting Policies

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the amount of reported revenues and expenses during the reporting period. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different circumstances or using different assumptions.

         We consider the following policies to be important in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition or cash flows.

Revenue Recognition

         We recognize revenue from the sale of commercial broadcast time to advertisers when the commercials are broadcast, subject to meeting certain conditions such as persuasive evidence that an arrangement exists, the price is fixed and determinable, and collection is reasonably assured. These criteria are generally met at the time an advertisement is broadcast, and the revenue is recorded net of advertising agency commission.

Allowance for Doubtful Accounts

         We must make estimates to our allowance for doubtful accounts for estimated losses resulting from our customers' inability to make payments. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances may be required.

Goodwill and Intangible Assets

         We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcast licenses, goodwill and other intangible assets. As of December 31, 2001, we had approximately $1.2 billion in intangible assets, which represented approximately 86% of our total assets. The fair value of these assets is dependent on the performance of our stations. In assessing the recoverability of our intangible assets, we must conduct annual impairment testing required by SFAS No. 142, which requires us to determine the fair value and could require us to write down the carrying value of our broadcasting licenses and goodwill and other intangible assets in future periods. We completed the transitional non-amortizing intangible asset impairment test for broadcasting licenses and recorded to the statement of operations, a $138.9 million impairment charge, net of a deferred tax benefit of $92.6 million, under the cumulative effect of accounting change for the three months ended March 31, 2002. As of March 31, 2002, we had approximately $1.0 billion in intangible assets, which represents approximately 67% of our total assets.

Contingencies and Litigation

         On an on-going basis, we evaluate our exposure related to contingencies and litigation and record a liability when available information indicates that a liability is probable and estimable. We also disclose significant matters that are reasonably possible to result in a loss or are probable but not estimable.

Estimation of Effective Tax Rates

         We evaluate our effective tax rates regularly and adjust rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which we operate, among other factors.

Recent Events

         On December 24, 2001, we entered into an agreement to acquire the assets of KOSI-FM, KKHK-FM and KEZW-AM from Tribune Denver Radio, Inc., serving the Denver, Colorado radio market, for a purchase price of $180.0 million in cash, of which $18.0 million was paid as a deposit on January 2, 2002. On February 1, 2002, we began operating these stations under a time brokerage agreement. The time brokerage agreement may run for a period of up to three years at the seller's option. Closing of this transaction may be delayed at the option of the seller, not to exceed three years, and is conditioned on the approval of the FCC.

     Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" that requires that goodwill and certain other intangibles will not be amortized. Amortization of costs associated with the acquisition of radio stations has historically been a significant factor in determining our overall profitability. However, with the adoption of SFAS No. 142, the impact of amortization is expected to be greatly reduced in 2002 and in future periods. Effective on January 1, 2002, we discontinued the amortization of broadcasting licenses and goodwill under the provisions of SFAS No. 142. The amortization expense for broadcasting licenses and goodwill for the three months ended March 31, 2001 was $7.9 million. In addition, under the provisions of SFAS No.142 we completed the transitional non-amortizing intangible asset impairment test for broadcasting licenses and recorded to the statement of operations, a $138.9 million charge, net of a deferred tax benefit, under the cumulative effect of accounting change for the three months ended March 31, 2002.

     On February 1, 2002, we entered into an agreement effective February 28, 2002, to terminate our joint sales agreement for KING-FM in the Seattle, Washington radio market, that was due to expire on June 30, 2002.

     On February 8, 2002, we acquired from WCCB-TV, Inc., a subsidiary of Bahakel Communications, Ltd., the assets of WOZN-FM (formerly WKSI-FM) and WPET-AM, serving the Greensboro, North Carolina radio market, for a purchase price of $20.8 million in cash, of which $1.0 million was paid as a deposit on November 29, 2001. On December 5, 2001, we began operating these stations under a time brokerage agreement. The closing of this transaction increases our ownership to six radio stations in the Greensboro, North Carolina radio market. We recorded goodwill of $2.6 million in connection with this purchase in order to compete more effectively in the market by increasing our cluster share of market revenues and market cluster ranking.

     On February 12, 2002, we entered into an agreement with subsidiaries of Emmis Communications Corporation to acquire the assets of KALC-FM, serving the Denver, Colorado radio market, for a purchase price of $88.0 million in cash, of which we paid $8.8 million as a deposit on February 15, 2002. On March 15, 2002, we began operating this station under a time brokerage agreement. This transaction closed on May 1, 2002.

     On February 27, 2002, we entered into an underwriting agreement to sell 3,500,000 shares of Class A Common Stock. We completed this offering on March 5, 2002 and sold 3,500,000 shares of Class A Common Stock at a price per share of $51.25. The underwriting agreement included an option by the underwriters to purchase within 30 days up to 525,000 additional shares of Class A Common Stock to cover over-allotments. On March 6, 2002, the underwriters exercised their option to purchase 525,000 shares of Class A Common Stock at a price per share of $51.25 and we completed this offering on March 8, 2002. The net proceeds to us for both offerings, after deducting underwriting discounts and other offering expenses, were approximately $196.5 million. We used a portion of these proceeds in the amount of $93.5 million to reduce our outstanding indebtedness under the Bank Facility's Revolver.

     On February 27, 2002, we entered into an underwriting agreement to sell $150.0 million of 7.625% senior subordinated notes due March 1, 2014. We completed this offering on March 5, 2002 and received net proceeds of $145.8 million. There were approximately $4.2 million in deferred offering costs recorded in connection with the sale, which are being amortized to interest expense over the life of the notes using the effective interest rate method. The proceeds of the notes will be used to finance pending acquisitions and for general corporate purposes, including future acquisitions and working capital.

Results of Operations

     Our results of operations represent the operations of the radio stations owned or operated pursuant to time brokerage agreements or joint sales agreements during the relevant periods. The following is a discussion of our results of operations for the three months ended March 31, 2002 and March 31, 2001, and should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.

         Several factors affected our results of operations for the three months ended March 31, 2002 that did not affect the corresponding period of the prior year. During the three months ended March 31, 2002: (1) we began operating four stations in Denver under two different time brokerage agreements that contributed to higher net revenues, station operating expenses and net expense from time brokerage fees; (2) we acquired two radio stations in Greensboro on February 8, 2002, that we began operating under a time brokerage agreement on December 5, 2001, for approximately $20.8 million, that contributed to higher net revenues, station operating expenses, depreciation and amortization and interest expense; (3) we terminated effective February 28, 2002, our joint sales agreement for KING-FM in Seattle, that contributed to lower net revenues and station operating expenses; (4) we did not renew our rights to broadcast the Boston Celtics nor sell the advertising in these broadcasts under a contract that expired during the second quarter of 2001, that contributed to lower net revenues and lower station operating expenses; and (5) we received net proceeds of $196.5 million from an equity offering and net proceeds of $145.8 million from a senior subordinated note offering, the proceeds of which were used for reducing outstanding indebtedness under our Revolver, for investing purposes until such time as the funds will be needed for pending and future acquisitions, and for general corporate purposes.

Three months ended March 31, 2002 compared to the three months ended March 31, 2001

Net Revenues: Net revenues increased 6.8% to $74.2 million for the three months ended March 31, 2002 from $69.5 million for the three months ended March 31, 2001. On a same station basis, net revenues increased 2.5% to $70.5 million from $68.8 million. Same station net revenues increased due to a marginal improvement in the advertising sector of the economy and strong performance of our market clusters which exceeded their combined market growth rates. The overall increase in net revenues for the three months ended March 31, 2002 was affected by acquisitions of stations during this period with net revenues of $3.7 million.

Station Operating Expenses: Station operating expenses increased 3.9% to $48.2 million for the three months ended March 31, 2002 from $46.4 million for the three months ended March 31, 2001. On a same station basis, station operating expenses increased 0.9% to $45.7 million from $45.3 million. Same station operating expenses marginally increased due to an increase in same station net revenues for the reasons described above, offset by cost reduction efforts. The overall increase in station operating expenses for the three months ended March 31, 2002 was affected during this period by acquisitions of stations with station operating expenses of $2.2 million.

Depreciation and Amortization Expenses: Depreciation and amortization expenses decreased 69.9% to $3.4 million for the three months ended March 31, 2002 from $11.3 million for the three months ended March 31, 2001. The decrease was mainly attributable to the adoption on January 1, 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets," as described more fully in the footnotes to the condensed financial statements under Recent Accounting Pronouncements. Adoption of this accounting standard had the impact of eliminating our amortization expense for goodwill and broadcasting licenses. For comparison purposes, for the three months ended March 31, 2001, we recorded amortization expense for goodwill and broadcasting licenses of $0.1 million and $7.8 million, respectively. We also completed the transitional non-amortizing intangible asset impairment test for broadcasting licenses and recorded to the statement of operations, a $138.9 million charge, net of a deferred tax benefit of $92.6 million, under the cumulative effect of accounting change.

Corporate General and Administrative Expenses: Corporate general and administrative expenses increased 0.1% to $3.4 million for the three months ended March 31, 2002 from $3.3 million for the three months ended March 31, 2001. These expenses remained relatively flat due to certain cost containment measures, despite an increase in the number of stations owned or operated during this period as compared to the prior period. Also included is non-cash stock-based compensation expense of $0.1 million and $0.2 million for the three months ended March 31, 2002 and 2001, respectively.

Interest Expense: Interest expense, including the financing cost of our 6.25% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES), decreased 25.2% to $7.5 million for the three months ended March 31, 2002 from $10.1 million for the three months ended March 31, 2001. The decrease in interest expense was mainly attributable to (1) the expiration on January 11, 2002 of derivatives designated as cash flow hedges with a total notional amount of $108.0 million that effectively fixed our variable rate debt at 6.3%; (2) a decrease of $93.5 million in our indebtedness outstanding on March 5, 2002 from a portion of the cash proceeds from our equity offering; (3) a reduction in interest rates subsequent to the three months ended March 31, 2001, offset by the increase in interest expense from the $150.0 million 7.625% Senior Subordinated Notes issued on March 5, 2002.

Income (Loss) Before Income Taxes and Accounting Change: Income before income tax and accounting change increased to $9.5 million for the three months ended March 31, 2002 from a loss before income taxes and accounting change of $2.9 million for the three months ended March 31, 2001. The increase in the income before income taxes and accounting change is mainly attributable to: (1) the impact of eliminating our amortization expense for goodwill and broadcasting licenses of $7.9 million and (2) a reduction in interest expense as a result of the factors described above under interest expense.

Net Loss: Net loss increased to $133.2 million for the three months ended March 31, 2002 from $2.3 million for the three months ended March 31, 2001. The increase in net loss is mainly attributable to (1) the factors described above, net of taxes; and (2) a $138.9 million impairment charge, net of a deferred tax benefit, under the cumulative effect of accounting change as an accumulated transition adjustment attributable to the adoption on January 1, 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets."

Other Data

Broadcast Cash Flow: Broadcast cash flow increased 12.6% to $26.0 million for the three months ended March 31, 2002 from $23.1 million for the three months ended March 31, 2001. On a same station basis, broadcast cash flow increased 5.6% to $24.8 million from $23.5 million for the same reasons that same station net revenues increased, which are described above under net revenues. The increase in broadcast cash flow for the three months ended March 31, 2002 was affected by acquisitions of stations during this period with broadcast cash flow of $1.5 million.

Broadcast Cash Flow Margin: The broadcast cash flow margin increased to 35.1% for the three months ended March 31, 2002 from 33.3% for the three months ended March 31, 2001. On a same station basis, our broadcast cash flow margin increased to 35.2% from 34.1%. The increase is primarily attributable to the same reasons that same station net revenues and same station broadcast cash flow increased, which are described above.

After Tax Cash Flow: After tax cash flow increased 11.5% to $16.8 million for the three months ended March 31, 2002 from $15.1 million for the three months ended March 31, 2001. The increase in after tax cash flow was positively affected by: (1) the increase in broadcast cash flow for the reasons described under net revenues; (2) the decrease in interest expense, net of tax, for the reasons described above under interest expense; and (3) the tax benefits from the purchase of radio station assets in February 2002.

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

     Net cash flows provided by operating activities were $20.2 million and $22.2 million for the three months ended March 31, 2002 and 2001, respectively. Changes in our net cash flows provided by operating activities are primarily a result of changes in advertising revenues and station operating expenses, which are affected by the acquisition and disposition of radio stations during those periods. For the three months ended March 31, 2002, cash flows provided by operating activities were positively affected by: (1) an improvement in net revenues, net of station operating expenses; (2) a reduction in trade accounts receivables due to the seasonality of the business as first quarter net revenues are typically lower than the prior year's fourth quarter net revenues, offset by an increase in trade accounts receivable as a result of new stations owned or operated by us during this period. For the three months ended March 31, 2001, cash flows were positively affected by a decrease of $16.2 million in outstanding accounts receivable due to the seasonality of the business and to improved collection efforts.

     Net cash flows used in investing activities were $48.1 million and $7.1 million for the three months ended March 31, 2002 and 2001, respectively. Net cash flows provided by financing activities were $282.4 million for the three months ended March 31, 2002 and net cash flows used in financing activities were $15.3 million for the three months ended March 31, 2001. The cash flows for the three months ended March 31, 2002 reflect acquisitions of radio station assets, deposits for pending acquisitions and the consummation of debt and equity offerings, net of a reduction in outstanding indebtedness. The cash flows for the three months ended March 31, 2001 reflect additions to property and equipment and the net decrease in outstanding indebtedness.

     During February 2002, we filed a universal shelf registration statement with the SEC to offer up to (1) $250.0 million in aggregate offering price of Class A common stock and/or preferred stock and (2) $250.0 million in aggregate principal amount or initial accreted value of its debt securities consisting of debentures, notes or other types of debt. Under this shelf registration statement, on February 27, 2002, we entered into separate equity and debt underwriting agreements for equity and debt offerings and filed prospectus supplements with the SEC. We completed the equity offering on March 5, 2002 and March 8, 2002 and issued $206.3 million in Class A common stock at a price per share of $51.25 and completed the debt offering on March 5, 2002, and issued $150.0 million in 7.625% senior subordinated notes. We received net proceeds of approximately $196.5 million under the equity offerings and incurred offering expenses of approximately $8.6 million. We received net proceeds of approximately $145.8 million under the debt offering and incurred offering expenses of approximately $4.3 million. We used a portion of the net proceeds from the March 5, 2002 equity offering to reduce $93.5 million of our outstanding indebtedness under our credit facility.

     Prior to the offerings, we were notified by Moody's Investor Services and Standard and Poor's that each agency had evaluated our debt and issued an upgrade to our credit rating. Management believes that any future upgrade or downgrade would not have a significant impact on our future liquidity. The effect of a change in the credit rating includes, but is not limited to, interest rate changes under any future bank facilities, debentures, notes or other types of debt.

     As of March 31, 2002, we had $265.2 million in cash and cash equivalents, primarily as a result of the offerings described above. During the three months ended March 31, 2002, we increased our net outstanding debt by $87.0 million. We also acquired radio station assets and increased our acquisition deposits and costs in the amount of $47.0 million. As of March 31, 2002, we had $325.0 million of borrowings outstanding under our bank facility in addition to an outstanding letter of credit in the amount of $6.2 million and $150.0 million in senior subordinated notes. We expect to use the credit available of $318.8 million under the revolving credit facility, subject to defined revolving commitment reductions as described below, and cash on hand to fund pending and future acquisitions.

     Under our universal shelf registration statement, since we did not issue the full amount available, we may from time to time offer and issue debentures, notes, bonds and other evidence of indebtedness in the amount of $100.0 million and shares of Class A common stock and/or preferred stock in the aggregate offering price of $43.7 million. Unless otherwise described in future prospectus supplements, we intend to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, capital expenditures, repayment or redemption of existing indebtedness, pending acquisitions or future acquisitions.

     In addition to debt service and quarterly distributions under the TIDES, our principal liquidity requirements are for working capital and general corporate purposes, including capital expenditures, and, if appropriate opportunities arise, acquisitions of additional radio stations. Capital expenditures for the three months ended March 31, 2002, were

$1.1 million. We estimate that an additional amount of capital expenditures for the balance of 2002 will be between $7.0 and $9.0 million. We believe that cash on hand and cash from operating activities, together with available revolving borrowings under our bank facility, should be sufficient to permit us to meet our financial obligations and fund our operations. However, we may require additional financing for future acquisitions, if any, and we cannot assure you that we will be able to obtain such financing on terms considered favorable by us.

     We entered into our bank facility as of December 16, 1999, with a syndicate of banks for $650.0 million in senior credit consisting of: (1) $325.0 million in a reducing revolving credit facility and (2) $325.0 million in a multi-draw term loan that was fully drawn as of September 29, 2000. Our bank facility was established to: (1) refinance existing indebtedness; (2) provide working capital; and (3) fund corporate acquisitions. At our election, interest on any outstanding principal accrues at a rate based on either LIBOR plus a spread that ranges from 0.75% to 2.375% or on the prime rate plus a spread of up to 1.125%, depending on our leverage ratio. Under the bank facility, the reducing revolving credit facility and the multi-draw term loan mature on September 30, 2007 and reduce on a quarterly basis beginning September 30, 2002 in amounts that vary from $12.2 million to $16.3 million for each loan. We anticipate that we will meet these quarterly debt reduction commitments through one or more of the following: (1) cash flows from operations; (2) additional borrowings under the Revolver; (3) cash on hand; and (4) other debt or equity offerings. The bank facility requires that we comply with certain financial covenants and leverage ratios that are defined terms within the agreement and compliance with these terms affects our ability to draw down under the revolver. Certain of these financial covenants and leverage ratios include but are not limited to the following: (1) total debt to operating cash flow, (2) operating cash flow to interest expense, (3) operating cash flow to pro forma debt service and (4) operating cash flow to fixed charges. Management believes we are in compliance with all of the terms of the agreement. The bank facility also provides that through December 31, 2002, we may solicit incremental loans up to $350.0 million, thereby increasing the bank facility to a total of $1.0 billion. This incremental borrowing is subject to syndicate approval and is governed under the same terms as the existing bank facility.

Recent Accounting Pronouncement

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset. Adoption of this Statement by us will be effective on January 1, 2003. We do not believe that the adoption of this statement will materially impact our financial position, cash flows or results of operations.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

     Under certain bank facility covenants that are measured periodically, we may be required from time to time to protect ourselves from interest rate fluctuations through the use of derivative rate hedging instruments. As a result, we have entered into various interest rate transactions with various banks, which we call the rate hedging transactions, designed to mitigate our exposure to significantly higher floating interest rates. These transactions are referred to as a "collar" or a "swap". A collar consists of a rate cap agreement that establishes an upper limit or "cap" for the base LIBOR rate and a rate floor agreement that establishes a lower limit or "floor" for the base LIBOR rate. Collar agreements covering a rate cap and a rate floor have been entered into simultaneously with the same bank. Swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and the bank pay to us a variable rate equal to three-month LIBOR. As of March 31, 2002, we have rate hedging transactions in place for a total notional amount of $155.0 million.

     Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party. To minimize this risk, we select high credit quality counter-parties. All of the rate hedging transactions are tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The valuation of each of these rate hedging transactions is affected by the change in the three-month LIBOR rates and the remaining term of the agreement. Any increase in the three-month LIBOR rate results in a more favorable valuation, while any decrease in the three-month LIBOR rate results in a less favorable valuation for each of the rate hedging transactions. The three-month LIBOR rate at March 31, 2002 was marginally lower as compared to the rate at December 31, 2001. The decrease in market value liability of the instruments as of March 31, 2002, was due to: (1) a reduction in the remaining term under each of the transactions, including the expiration of $108.0 million in rate hedging transactions and (2) an increase in the forward-looking interest rate curve, offset by the marginal decrease in the three-month LIBOR rate at March 31, 2002. Effective January 1, 2001, we adopted the Financial Accounting Standards Board's ("FASB") Statement of Accounting Standards ("SFAS") No. 133 entitled "Accounting for Derivative and Hedging Activities," that was amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 established accounting and reporting standards for (1) derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives and (2) hedging activities.

     See also additional disclosures regarding "Liquidity and Capital Resources" made under Item 2, above.

                                     PART II

                                OTHER INFORMATION

ITEM 1.         Legal Proceedings

     We are from time to time involved in litigation incidental to the conduct of our business, but we are not a party to any lawsuit or proceeding that, in our opinion, is likely to have a material adverse effect on us.

     We entered into a preliminary agreement on February 6, 1996, to acquire the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation ("Royce"), subject to approval by the FCC, for a purchase price of $25.0 million. Notwithstanding our efforts to pursue this transaction, Royce has been non-responsive. On July 28, 1999, we commenced a legal action seeking to enforce this agreement, and subsequently Royce filed a cross-complaint against us asking for treble damages, an injunction, attorney's fees and costs. Portions of Royce's cross-complaint have been dismissed and after a trial in November 2001, the California Superior Court ruled that the February 1996 agreement was enforceable and that the court would order specific performance of the agreement to sell KWOD. In addition, we are entitled to recover damages incident to the failure of Royce to honor this agreement but the trial on damages has been delayed by a bankruptcy filing by Royce. On February 6, 2002, the Bankruptcy Court granted our petition to dismiss the bankruptcy filing by Royce. On April 30, 2002 the California Superior Court issued an Interlocutory Judgment ordering, among other things (i) that Royce sign all documents necessary to transfer the assets relating to KWOD to us and to complete such transfer in exchange for the $25.0 million purchase price, less the amount of our damages to be determined by the court, (ii) us to place $24.8 million in cash and a $7.5 million irrevocable standby letter of credit in an escrow account pending the transfer of the KWOD assets, the determination of our damages and the outcome of Royce's appeal, and (iii) a time Brokerage Agreement commence on May 10, 2002 under which we will program and sell most of the broadcast time on KWOD. Royce has filed a petition in the California appeals court challenging this Interlocutory Judgment. The Court of Appeals has issued a temporary stay of the Interlocutory Judgment until May 21, 2002. We estimate that the impact of an unfavorable outcome will not materially impact our financial position, results of operations or cash flows. We cannot determine if and when the transaction might occur.

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

     In December 2000, the U.S. Copyright Office, under the Digital Millennium Copyright Act, issued a final rule that AM and FM radio broadcast signals transmitted simultaneously over a digital communications network, are subject to the sound recording copyright owner's exclusive right of performance. This would result in the imposition of license fees for Internet streaming and other digital media. As a result of this decision, we are now participating in an arbitration proceeding at the U.S. Copyright Office to determine the amount of the fees that are due from the use of sound recordings in Internet streaming. In February 2002, the arbitration panel issued its decision setting the license fees for the use of sound recordings in Internet streaming. A number of broadcasters have petitioned the U.S. Copyright Office for a review of this decision. We, along with other broadcasters, and the National Association of Broadcasters ("NAB") commenced on January 25, 2001 a legal action in the U.S. District Court in Philadelphia, Pennsylvania, seeking declaratory relief as to the impact of the final rule of the Copyright Office. The court in this action on August 1, 2001 upheld the Copyright Office decision. We, along with other broadcasters and the NAB, on September 30, 2001, filed an appeal of this decision. This appeal is pending. We cannot determine the likelihood of success of this appeal. We estimate that the impact of an unfavorable determination will not materially impact our financial position, results of operations or cash flows.

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

ITEM 5.         Other Information

       None to report.
ITEM 6.         Exhibits and Reports on Form 8-K

    (a) Exhibits

       Exhibit
       Number        Description
       ------        -----------

         3.01 Amended and Restated Articles of Incorporation of Entercom Communications Corp. (1)
         3.02        Amended and Restated Bylaws of Entercom Communications
                     Corp. (7)
         4.01 Indenture for the Convertible Subordinated Debentures due 2014 amount Entercom Communications Corp., as issuer, and Wilmington Trust Company, as indenture trustee (3)
         4.02 Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee (7).
         4.03 First Supplemental Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee (7).
        10.01 Registration Rights Agreement, dated as of May 21, 1996, between the Registrant and Chase Equity Associates, L.P.
                     (1)
        10.02        Employment Agreement, dated June 25, 1993, between the
                     Registrant and Joseph M. Field, as amended (1)
        10.03        Employment Agreement, dated December 17, 1998, between the
                     Registrant and David J. Field, as amended (1)
        10.04        Employment Agreement, dated December 17, 1998, between the
                     Registrant and John C. Donlevie, as amended (1)
        10.05        Employment Agreement, dated November 13, 1998, between the
                     Registrant and Stephen F. Fisher (1)
        10.06        Entercom 1998 Equity Compensation Plan (1)
        10.07 Asset Purchase Agreement, dated as of May 11, 2000, among the Registrant, Entercom Kansas City, LLC, Entercom Kansas City License, LLC, and Susquehanna Radio Corp. (See table of contents for list of omitted schedules and exhibits, which the Registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request). (6)
        10.08 Credit Agreement, dated as of December 16, 1999, among Entercom Radio, LLC, as the Borrower, the Registrant, as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital, Inc., as Administrative Agent, and Co-Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein. (4)
        10.09 First Amendment dated May 31, 2001 to the Credit Agreement dated December 16, 1999 between Entercom Radio, LLC, the borrower, Entercom Communications Corp., the parent, Key Corporate Capital, administrative agent, Bank of America, syndication agent and the financial institutions listed on the signature pages. (2)
        10.10 Second Amendment dated February 6, 2002 to the Credit Agreement dated December 16, 1999 between Entercom Radio, LLC, the borrower, Entercom Communications Corp., the parent, Key Corporate Capital, administrative agent, Bank of America, syndication agent and the financial institutions listed on the signature pages. (5)

        (1) Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-61381).
        (2) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 001-14461).
        (3) Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-86843).
        (4) Incorporated by reference to our Report on Form 8-K (File No. 001-14461).
        (5) Incorporated by reference to our Annual Report on Form 10-K for the year ended 2001 (File No. 001-14461) (5).
        (6) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 001-14461).
        (7)  Filed herewith.

    (b) Reports filed on Form 8-K

        None to report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ENTERCOM COMMUNICATIONS CORP.
                                       (Registrant)


Date: May 10, 2002                      /s/ David J. Field
                                       -------------------
                                       Name: David J. Field
                                       Title: President and Chief Executive
                                       Officer


Date: May 10, 2002                     /s/ Stephen F. Fisher
                                       ---------------------
                                       Name: Stephen F. Fisher
                                       Title: Executive Vice President and Chief
                                       Financial Officer (Principal Financial
                                       and Accounting Officer)