Form 10-Q
period 2002-06-30
ENTERCOM COMMUNICATIONS CORP
filed 2002-08-13
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-14461

Entercom Communications Corp.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation of organization)	23-1701044 (I.R.S. Employer Identification No.)

401 City Avenue, Suite 409
Bala Cynwyd, Pennsylvania 19004
(Address of principal executive offices and Zip Code)

(610) 660-5610
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                              Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $.01 par value -39,253,104 Shares Outstanding as of August 6, 2002
Class B Common Stock, $.01 par value -10,531,805 Shares Outstanding as of August 6, 2002

ENTERCOM COMMUNICATIONS CORP.

SIGNATURES	36

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Information

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND JUNE 30, 2002
(amounts in thousands)
(unaudited)

ASSETS

	DECEMBER 31, 2001	JUNE 30, 2002

CURRENT ASSETS:
Cash and cash equivalents	$10,751	$182,368
Accounts receivable, net of allowance for doubtful accounts	64,319	81,445
Prepaid expenses and deposits	6,521	6,829
Federal and state tax deposits	933	933
Deferred tax assets	5,256	9,001

Total current assets	87,780	280,576

INVESTMENTS	13,671	12,225

PROPERTY AND EQUIPMENT:
Land, land easements and land improvements	10,542	10,564
Buildings	11,631	11,636
Equipment	83,388	85,490
Furniture and fixtures	12,592	12,843
Leasehold improvements	11,514	11,514

	129,667	132,047
Accumulated depreciation	(37,680)	(43,576)

	91,987	88,471
Capital improvements in progress	345	2,833

Net property and equipment	92,332	91,304

RADIO BROADCASTING LICENSES AND OTHER INTANGIBLES - Net	1,232,612	1,101,642

DEFERRED CHARGES AND OTHER ASSETS - Net	12,345	66,861

TOTAL	$1,438,740	$1,552,608

The accompanying notes to condensed financial statements are an integral part of these statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND JUNE 30, 2002
(amounts in thousands)
(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	DECEMBER 31, 2001	JUNE 30, 2002

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,992	$12,779
Accrued liabilities:
Salaries	5,446	8,171
Interest	2,689	6,130
Other	6,536	8,320
Derivative instruments	3,529	1,747
Current portion of long-term debt	24,389	52,827

Total current liabilities	53,581	89,974

LONG-TERM DEBT:
Bank facility	363,625	272,188
7.625% Senior subordinated notes	—	150,000
Other long-term debt	309	302

Total long-term debt	363,934	422,490

OTHER LONG-TERM LIABILITIES:
Deferred tax liabilities	135,974	58,054
Derivative instruments	3,516	2,538
Deferred rent	854	986

Total other long-term liabilities	140,344	61,578

COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY HOLDING SOLELY CONVERTIBLE DEBENTURES OF THE COMPANY (“TIDES”)	125,000	125,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock	—	—
Class A common stock	348	392
Class B common stock	105	105
Class C common stock	—	—
Additional paid-in capital	751,803	963,863
Retained earnings (deficit)	5,418	(111,825)
Unearned compensation	(201)	(136)
Accumulated other comprehensive (loss) income	(1,592)	1,167

Total shareholders’ equity	755,881	853,566

TOTAL	$1,438,740	$1,552,608

The accompanying notes to condensed financial statements are an integral part of these statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2001 AND 2002
(amounts in thousands, except share and per share data)
(unaudited)

	SIX MONTHS ENDED JUNE 30,

	2001	2002

NET REVENUES	$164,081	$182,648

OPERATING EXPENSES:
Station operating expenses	100,416	108,822
Depreciation and amortization	22,572	7,326
Corporate general and administrative expenses	6,459	7,267
Time brokerage agreement fees	—	5,365
Net loss (gain) on sale of assets	15	(11)

Total operating expenses	129,462	128,769

OPERATING INCOME	34,619	53,879

OTHER EXPENSE (INCOME):
Interest expense, including amortization of deferred financing costs of $432 in 2001 and $569 in 2002	15,425	12,644
Financing cost of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding solely convertible debentures of the Company	3,906	3,906
Interest income	(189)	(1,111)
Equity loss from unconsolidated affiliate	1,880	1,805
Net (gain) loss on derivative instruments	(79)	442

Total other expense	20,943	17,686

INCOME BEFORE INCOME TAXES AND ACCOUNTING CHANGE	13,676	36,193
INCOME TAXES	5,561	14,560

INCOME BEFORE ACCOUNTING CHANGE	8,115	21,633
Cumulative effect of accounting changes, net of taxes of $377 in 2001 and $92,584 in 2002	(566)	(138,876)

NET INCOME (LOSS)	$7,549	$(117,243)

NET INCOME (LOSS) PER SHARE - BASIC:
Income before accounting change	$0.18	$0.45
Cumulative effect of accounting change, net of taxes	(0.01)	(2.89)

NET INCOME (LOSS) PER SHARE - BASIC	$0.17	$(2.44)

NET INCOME (LOSS) PER SHARE - DILUTED:
Income before accounting change	$0.17	$0.44
Cumulative effect of accounting change, net of taxes	(0.01)	(2.83)

NET INCOME (LOSS) PER SHARE - DILUTED	$0.16	$(2.39)

WEIGHTED AVERAGE SHARES:
Basic	45,266,003	48,104,144

Diluted	46,048,783	49,137,951

The accompanying notes to condensed financial statements are an integral part of these statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2001 AND 2002
(amounts in thousands, except share and per share data)
(unaudited)

	THREE MONTHS ENDED JUNE 30,

	2001	2002

NET REVENUES	$94,626	$108,489

OPERATING EXPENSES:
Station operating expenses	54,056	60,663
Depreciation and amortization	11,292	3,935
Corporate general and administrative expenses	3,129	3,916
Time brokerage agreement fees	—	3,249
Net gain on sale of assets	(8)	(2)

Total operating expenses	68,469	71,761

OPERATING INCOME	26,157	36,728

OTHER EXPENSE (INCOME):
Interest expense, including amortization of deferred financing costs of $216 in 2001 and $319 in 2002	7,298	7,056
Financing cost of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding solely convertible debentures of the Company	1,953	1,953
Interest income	(94)	(849)
Equity loss from unconsolidated affiliate	1,030	831
Net loss (gain) on derivative instruments	(557)	1,049

Total other expense	9,630	10,040

INCOME BEFORE INCOME TAXES	16,527	26,688
INCOME TAXES	6,663	10,723

NET INCOME	$9,864	$15,965

NET INCOME PER SHARE - BASIC	$0.22	$0.32

NET INCOME PER SHARE - DILUTED	$0.21	$0.32

WEIGHTED AVERAGE SHARES:
Basic	45,281,669	49,616,205

Diluted	46,168,373	50,649,516

The accompanying notes to condensed financial statements are an integral part of these statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
SIX MONTHS ENDED JUNE 30, 2001 AND 2002
(amounts in thousands)
(unaudited)

	SIX MONTHS ENDED JUNE 30,

	2001	2002

NET INCOME (LOSS)	$7,549	$(117,243)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX PROVISION (BENEFIT)
Unrealized gain on investments – net of tax provision of $1,666 in 2001 and $192 in 2002	2,499	289
Unrealized loss on hedged derivatives from cumulative effect of accounting change – net of tax benefit of $457 in 2001	(685)	—
Unrealized (loss) gain on hedged derivatives – net of tax benefit of $1,423 in 2001 and tax provision of $1,647 in 2002	(2,135)	2,470

COMPREHENSIVE INCOME (LOSS)	$7,228	$(114,484)

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001 AND 2002
(amounts in thousands)
(unaudited)

	SIX MONTHS ENDED JUNE 30,

	2001	2002

OPERATING ACTIVITIES:
Net income (loss)	$7,549	$(117,243)
Adjustments to reconcile net gain (loss) to net cash provided by operating activities:
Depreciation and amortization	22,572	7,326
Amortization of debt financing costs	432	569
Deferred taxes	8,167	13,962
Tax benefit on exercise of options	597	4,512
Provision for bad debts	1,701	1,657
Loss (gain) on disposition of assets	15	(11)
Non-cash stock-based compensation expense	335	916
Equity loss from unconsolidated affiliate	1,880	1,805
Net (gain) loss on derivative instruments	(79)	442
Cumulative effect of accounting changes, net of tax	566	138,876
Deferred rent	—	132
Changes in assets and liabilities (net of effects of acquisitions):
Accounts receivable	(5,121)	(18,785)
Prepaid expenses and deposits	(763)	(1,725)
Prepaid and refundable income taxes	(2,643)	—
Accounts payable and accrued liabilities	(4,351)	5,770

Net cash provided by operating activities	30,857	38,203

INVESTING ACTIVITIES:
Additions to property and equipment	(5,344)	(3,477)
Proceeds from sale of property, equipment and other assets	118	11
Purchases of radio station assets	—	(109,010)
Deferred charges and other assets	(402)	(179)
Purchase of investments	(2,804)	(10)
Proceeds from investments	—	132
Station acquisition deposits and costs	(131)	(43,148)

Net cash used in investing activities	(8,563)	(155,681)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	5,078	195,500
Net proceeds from stock offering	—	196,413
Payments on long-term debt	(30,008)	(108,507)
Deferred financing expenses related to bank facility and senior subordinated notes	—	(4,643)
Proceeds from issuance of common stock related to incentive plans	279	331
Proceeds from exercise of stock options	2,112	10,001

Net cash (used in) provided by financing activities	(22,539)	289,095

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(245)	171,617
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,257	10,751

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,012	$182,368

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid during the period for:
Interest	$14,685	$9,721

Interest on TIDES	$1,953	$1,953

Income taxes paid and refunded	$35	$(184)

The accompanying notes to condensed financial statements are an integral part of these statements.

ENTERCOM COMMUNICATIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2001 AND 2002

1.     BASIS OF PRESENTATION

            The accompanying unaudited financial statements for Entercom Communications Corp. (the “Company”) have been prepared in accordance with (1) generally accepted accounting principles for interim financial information and (2) the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal, recurring nature.

            This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements as of and for the year ended December 31, 2001, and filed with the Securities and Exchange Commission (the “SEC”) on February 11, 2002, as part of the Company’s Form 10-K.

            During February 2002, the Company filed a universal shelf registration statement with the SEC to offer up to (1) $250.0 million in aggregate offering price of its Class A Common Stock and/or its Preferred Stock and (2) $250.0 million in aggregate principal amount or initial accreted value of its debt securities consisting of debentures, notes or other types of debt. In connection with this registration statement, on February 27, 2002, the Company entered into separate equity and debt underwriting agreements for equity and debt offerings that were completed on March 5, 2002 and March 8, 2002 (See Notes 4 and 8).

            Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year’s presentation, which had no effect on the financial position, results of operations or cash flows of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

            In June 2001, the FASB issued SFAS No. 141, “ Business Combinations .” Statement No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principle Board (“APB”) Opinion No. 16, “ Business Combinations” and FASB Statement No. 38, “ Accounting for Preacquisition Contingencies of Purchased Enterprises .” Statement No. 141 is effective for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement No. 141 also changes the criteria to recognize intangible assets apart from goodwill. The Company adopted this Statement on July 1, 2001. The Company has historically used the purchase method to account for all business combinations and the adoption of this Statement did not have a material impact on the Company’s financial position, cash flows or results of operations.

            In June 2001, the FASB issued SFAS No. 143, “ Accounting for Asset Retirement Obligations ” that applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset. Under this Standard, guidance is provided on measuring and recording the liability. Adoption of this Statement by the Company will be effective on January 1, 2003. The Company does not believe that the adoption of this Statement will materially impact the Company’s financial position, cash flows or results of operations.

            Effective January 1, 2002, the Company adopted SFAS No. 142, “ Goodwill and Other Intangible Assets ” that requires that goodwill and certain intangibles will not be amortized. Instead, these assets will be reviewed at least annually for impairment and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. As of the date of adoption, the Company reflected unamortized goodwill and unamortized broadcasting licenses in the amounts of $4.2 million and $1.2 billion, respectively. The Company determined that broadcasting licenses, which previously had been amortized over the maximum period allowed of 40 years, were deemed to have indefinite useful lives. Adoption of this accounting Standard had the impact of eliminating the Company’s non-cash amortization expense for goodwill and broadcasting licenses. For comparison purposes, for the six months and three months ended June 30, 2001, the Company recorded amortization expense for goodwill and broadcasting licenses of $16.6 million and $8.3 million, respectively. The Company also completed the transitional non-amortizing intangible asset impairment test for broadcasting licenses and recorded to the statement of operations, a $138.9 million impairment charge, net of a deferred tax benefit of $92.6 million, under the cumulative effect of accounting change. The amount of unamortized broadcasting licenses reflected in the balance sheet as of June 30, 2002, after recording the impairment charge, was $1.1 billion. The amount of the broadcasting licenses impairment charge was determined by relying primarily on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor were broadcasting licenses. The Company determined the reporting unit as a radio market and compared the carrying amount of the broadcasting licenses in each market to the fair value of the market’s broadcasting licenses as determined by the independent appraiser. The required impairment tests of broadcasting licenses may result in additional future period write-downs. The Company has calculated the transition adjustment in accordance with tentative accounting guidance issued by the Emerging Issues Task Force (“EITF”), and therefore, the guidance could be subject to change. The EITF is a committee appointed by the FASB and assigned the responsibility of answering implementation and interpretation questions related to this new accounting standard.

            In order to complete the transitional assessment of goodwill as required by SFAS No. 142, the Company was required to determine by June 30, 2002, the fair value of each market’s goodwill and compare it to the market’s carrying amount of each market’s goodwill. To the extent a market’s carrying amount exceeded its fair value, an indication would have existed that the amount of goodwill attributed to a market may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the market’s goodwill, determined by allocating the market’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of 2002. Any transitional impairment charge will be recognized as the cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations. The Company completed the transitional assessment of goodwill and determined that the carrying amount of goodwill for each of the Company’s markets did not exceed the fair value. Since the carrying amount of goodwill did not exceed the fair value under the transitional assessment, the Company does not need to perform the second step of the transitional impairment test and accordingly, the Company does not expect to record a goodwill impairment charge in 2002. The fair value was determined by using either an income or market approach for each market cluster. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price. The amount of goodwill reflected in the balance sheet as of June 30, 2002 was $41.9 million. The required impairment tests of goodwill may result in future period write-downs.

            The following unaudited pro forma summary presents the Company’s estimate of the effect of the adoption of SFAS No. 142 as of the beginning of the periods presented as reported income before accounting change and net income (loss) are adjusted to eliminate the amortization expense recognized in those periods related to goodwill and broadcasting licenses as goodwill and broadcasting licenses are not amortized under this new accounting Standard. The pro forma amounts for the six and three months ended June 30, 2001 do not include any adjustments for potential write-downs of goodwill and broadcasting licenses which could have resulted had the Company adopted SFAS No. 142 as of the beginning of the periods presented and performed the required impairment tests under this Standard.

	Six Months Ended JUNE 30,		Three Months Ended JUNE 30,

	2001	2002	2001	2002

	Pro Forma	As Reported	Pro Forma	As Reported
Reported income before accounting change	$8,115	$21,633	$9,864	$15,965
Add back: amortization of goodwill, net of tax provision of $24 for the six months ended June 30, 2001 and $12 for the three months ended June 30, 2001	36	—	17	—
Add back: amortization of broadcasting licenses, net of tax provision of $6,620 for the six months ended June 30, 2001 and $3,310 for the three months ended June 30, 2001	9,930	—	4,965	—

Pro forma income before accounting change	18,081	21,633	14,846	15,965
Reported cumulative effect of accounting change, net of taxes	(566)	(138,876)	—	—

Pro forma net income (loss)	$17,515	$(117,243)	$14,846	$15,965

Pro forma net income (loss) per share - basic:
Reported income before accounting change	$0.18	$0.45	$0.22	$0.32
Amortization of goodwill, net of taxes	—	—	—	—
Amortization of broadcasting licenses, net of taxes	0.22	—	0.11	—

	Six Months Ended JUNE 30,		Three Months Ended JUNE 30,

	2001	2002	2001	2002

	Pro Forma	As Reported	Pro Forma	As Reported
Pro forma income before accounting change - basic	0.40	0.45	0.33	0.32
Reported cumulative effect of accounting change, net of taxes	(0.01)	(2.89)	—	—

Pro forma net income (loss) per share - basic	$0.39	$(2.44)	$0.33	$0.32

Pro forma net income (loss) per share - diluted:
Reported income before accounting change	$0.17	$0.44	$0.21	$0.32
Amortization of goodwill, net of taxes	—	—	—	—
Amortization of broadcasting licenses, net of taxes	0.22	—	0.11	—

Pro forma income before accounting change - diluted	0.39	0.44	0.32	0.32
Reported cumulative effect of accounting change, net of taxes	(0.01)	(2.83)	—	—

Pro forma net income (loss) per share - diluted	$0.37	$(2.39)	$0.32	$0.32

Weighted average shares:
As reported and pro forma - basic	45,266,003	48,104,144	45,281,669	49,616,205

As reported and pro forma - diluted	46,048,783	49,137,951	46,168,373	50,649,516

            Effective January 1, 2002, the Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” it removes certain assets such as deferred tax assets, goodwill and intangible assets not being amortized from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on long-lived assets held for use. SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring events and Transactions” for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company believes that the adoption of SFAS No. 144 did not have a material impact on the Company’s financial position, cash flows or results of operations.

            In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. In the past, the Company has reflected losses from extinguishments of debt as extraordinary items. Under SFAS No. 145, debt extinguishments are often routine, recurring transactions and in most circumstances would require treatment other than as an extraordinary item. Adoption of SFAS No. 145 by the Company will be effective on January 1, 2003 and will not be retroactive to prior years. The Company does not believe that the adoption of SFAS No. 145 will materially impact the Company’s financial position, cash flows or results of operations.

            In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured at fair value only when the liability is incurred. Adoption of this Statement by the Company will be effective on January 1, 2003 and will not be retroactive to prior years. The Company does not believe that the adoption of SFAS No. 146 will materially impact the Company’s financial position, cash flows or results of operations.

2.     ACQUISITIONS, OTHER EVENTS AND UNAUDITED PRO FORMA SUMMARY

Acquisitions for the Six Months Ended June 30, 2002

            On February 8, 2002, the Company acquired from WCCB-TV, Inc., a subsidiary of Bahakel Communications, Ltd., the assets of WOZN-FM (formerly WKSI-FM) and WPET-AM, serving the Greensboro, North Carolina radio market, for a purchase price of $20.8 million in cash, of which $1.0 million was paid as a deposit on November 29, 2001 and the balance was financed from borrowings under our reducing revolving credit facility. On December 5, 2001, the Company began operating these stations under a time brokerage agreement. The closing of this transaction increased the Company’s ownership to six radio stations in the Greensboro, North Carolina radio market. The Company recorded goodwill of $2.7 million in connection with this purchase. The Company anticipates that with this acquisition, the Company can compete more effectively in the market by increasing the Company’s cluster share of market revenues.

            The purchase price allocation for this acquisition is based on information available at this time and is subject to change. For this acquisition, the aggregate purchase price, including transaction costs of $0.1 million, was allocated as follows:

	(amounts in thousands)

Asset Description	Amount	Asset Lives

Equipment	$297	5 to 15 years
Furniture and equipment	30	5 years

Total tangible assets	327

Advertiser lists	1,121	5 to 11 years
Broadcasting licenses	16,690	non-amortizing
Goodwill	2,667	non-amortizing

Total intangible assets	20,478

Total purchase price	$20,805

            On May 1, 2002, the Company acquired the assets of KALC-FM serving the Denver, Colorado radio market from Emmis Communications Corporation (“Emmis”) for $88.0 million in cash, of which $8.8 million was paid as a deposit on February 15, 2002 and the balance was paid from cash on hand. On March 16, 2002, the Company began operating this station under a time brokerage agreement. Assuming the completion of the acquisition of the three radio stations from Tribune Denver Radio, Inc. and Tribune Broadcasting Company (“Tribune”) as described in the Tribune transaction under Note 7 and Note 11, the Company will own four radio stations serving the Denver, Colorado radio market. The Company recorded goodwill of $33.8 million in connection with this purchase. The Company anticipates that with this acquisition, the Company can compete more effectively in the market by increasing the Company’s cluster share of market revenues.

            The purchase price allocation for this acquisition is based on information available at this time and is subject to change. For this acquisition, the aggregate purchase price, including transaction costs of $0.2 million, was allocated as follows:

	(amounts in thousands)

Asset Description	Amount	Asset Lives

Equipment	$945	5 to 15 years
Furniture and equipment	163	5 years

Total tangible assets	1,108

Advertiser lists	7,262	5 to 11 years
Broadcasting licenses	46,051	non-amortizing
Goodwill	33,784	non-amortizing

Total intangible assets	87,097

Total purchase price	$88,205

Other Events

            On February 1, 2002, the Company entered into an agreement with Classic Radio, Inc. (“Classic”) to terminate, effective February 28, 2002, the KING-FM Joint Sales Agreement (“JSA”) that was scheduled to expire on June 30, 2002. Under this agreement, the Company served as the exclusive sales agent for the Classic-owned KING-FM radio station located in Seattle Washington. The Company received all revenues from the sale of advertising time broadcast on KING-FM and was required to pay a monthly fee to Classic based upon calculations as defined in the agreement. Under the terms of the JSA, the Company was responsible for all costs incurred in selling the advertising time. Classic was responsible for all costs incurred in operating the station.

            On April 24, 2002, the Company announced that the agreement with The Baseball Club of Seattle, L.P. for the rights to broadcast the Seattle Mariners Baseball Club on the Company’s Seattle radio station would not be renewed upon expiration of the agreement on October 31, 2002.

Unaudited Pro Forma Summary

            The following unaudited pro forma summary presents the consolidated results of operations as if any acquisitions which occurred during the period of January 1, 2001 through June 30, 2002, had all occurred as of January 1, 2001, after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund acquisitions which would have been incurred had such acquisitions occurred as of January 1, 2001. For a discussion of these acquisitions, please refer to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 11, 2002, which should be read in conjunction with our condensed consolidated financial statements, the related notes and all other information included elsewhere in this Form 10-Q. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	SIX MONTHS ENDED JUNE 30,

	(amounts in thousands, except per share) (Unaudited)
	2001	2002

	Pro Forma	Pro Forma

Net revenues	$167,958	$184,061

Income before accounting change	$6,078	$23,912

Cumulative effect of accounting change, net of taxes	$(566)	$(138,876)

Net income (loss)	$5,512	$(114,964)

Net income (loss) per share - basic	$0.12	$(2.39)

Net income (loss) per share - diluted	$0.12	$(2.34)

3.     SENIOR DEBT

            The Company has a bank credit agreement (the “Bank Facility”) with a syndicate of banks which provides for senior secured credit of $650.0 million consisting of: (1) a $325.0 million reducing revolving credit facility (“Revolver”) and (2) a $325.0 million multi-draw term loan (“Term Loan”). The Revolver and Term Loan, which mature on September 30, 2007, each reduce on a quarterly basis beginning September 30, 2002, in quarterly amounts that vary from $12.2 million to $16.3 million for each loan. As of June 30, 2002, the Company had $325.0 million of borrowings outstanding under the Bank Facility’s Term Loan, in addition to $13.9 million in outstanding Letters of Credit under the Revolver. The Company used a portion of the March 5, 2002 equity offering’s net proceeds (Note 8), to reduce indebtedness outstanding in the amount of $93.5 million under the Revolver. The Bank Facility requires the Company to comply with certain financial covenants and leverage ratios that are defined terms within the agreement and that include but are not limited to the following: (1) Total Debt to Operating Cash Flow, (2) Operating Cash Flow to Interest Expense, (3) Operating Cash Flow to Pro Forma Debt Service and (4) Operating Cash Flow to Fixed Charges. Management believes the Company is in compliance with all of the terms of the agreement. On February 6, 2002, the Company entered into a Second Amendment under the Bank Facility that further clarified the terms under which the Company can issue subordinated debt and modified certain terms, including the Operating Cash Flow to Pro

Forma Debt Service ratio financial covenant. The Bank Facility also provides that any time prior to December 31, 2002 the Company may solicit incremental loans up to $350.0 million, thereby increasing the Bank Facility to a total of $1.0 billion. These incremental loans are subject to syndicate approval and are governed under the same terms as the existing Bank Facility.

            The Company enters into interest rate transactions with different banks to diversify its risk associated with interest rate fluctuations against the variable rate debt under the Bank Facility and to comply with certain covenants under the Bank Facility. Under these transactions, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt. The total notional amount of these transactions was $125.0 million as of June 30, 2002. These agreements, with initial terms that vary from 2.5 years to 7 years, effectively fix the interest at rates that vary from 5.8% to 8.3% on current borrowings equal to the total notional amount (see Note 6).

4.     SENIOR SUBORDINATED NOTES

            On February 27, 2002, the Company’s wholly owned subsidiary, Entercom Radio, LLC, entered into an underwriting agreement to sell $150.0 million of 7.625% Senior Subordinated Notes (“Notes”) due March 1, 2014. The Company completed this offering on March 5, 2002 and received net proceeds of $145.7 million. There were approximately $4.3 million in deferred offering costs recorded in connection with the sale, which are being amortized to interest expense over the life of the Notes using the effective interest rate method. It is anticipated that the proceeds of the Notes will be used to finance pending acquisitions and for general corporate purposes, including future acquisitions and working capital needs.

            Interest on the Notes, which are in denominations of $1,000 each, accrue at the rate of 7.625% per annum and will be payable semi-annually in arrears on March 1 and September 1, commencing on September 1, 2002. The Company may redeem the notes on and after March 1, 2007 at an initial redemption price of 103.813% of their principal amount plus accrued interest. In addition, before March 1, 2005, the Company may redeem up to 35% of the Notes at a redemption price of 107.625% of their principal amount plus accrued interest using proceeds of specified equity offerings. The Notes are unsecured and rank junior to our senior indebtedness. In addition to the parent, Entercom Communications Corp., all of the Company’s other subsidiaries (excluding Entercom Communications Capital Trust, see Note 5) have fully and unconditionally guaranteed these Notes (“Subsidiary Guarantors”). Under certain covenants, the Subsidiary Guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Notes and the Subsidiary Guarantors cannot incur additional indebtedness if the Leverage Ratio of Entercom Radio, LLC exceeds a specified level.

5.     CONVERTIBLE PREFERRED SECURITIES

            On October 6, 1999, the Company sold 2,500,000 Convertible Preferred Securities, Term Income Deferrable Equity Securities (“TIDES”), including underwriters’ over-allotments at an offering price of $50.00 per security. The net proceeds to the Company after deducting underwriting discounts and other offering expenses, was $120.5 million. Subject to certain deferral provisions, the holder of the TIDES, Entercom Communications Capital Trust (“trust”), a wholly-owned subsidiary of the Company, pays quarterly calendar distributions. The first distribution was paid on December 31, 1999. The TIDES represent undivided preferred beneficial ownership interest in the assets of the trust. The trust used the proceeds to purchase from the Company an equal amount of 6.25% Convertible Subordinated Debentures due 2014 (“Debenture”). Upon the due date of the Debentures, the Company will pay the outstanding amount due to the trust and the trust will redeem all of the outstanding TIDES. The Company owns all of the common securities issued by the trust. The trust exists for the sole purpose of issuing the common securities and the TIDES. The trust’s sole assets consists of the $125.0 million aggregate principal amount of the Company’s 6.25% Convertible Subordinated Debentures due September 30, 2014. The Company has entered into several contractual arrangements for the purpose of fully, irrevocably and unconditionally guaranteeing the trust’s obligations under the TIDES. The holders of the TIDES have a preference with respect to each distribution and amounts payable upon liquidation, redemption or otherwise over the holders of the common securities of the trust. Each TIDES is convertible into shares of the Company’s Class A Common Stock at the rate of 1.1364 shares of Class A Common Stock for each TIDES. The Company completed this offering on October 6, 1999, and issued 2,500,000 TIDES at $50.00 per TIDES. As of June 30, 2002, there were 2.5 million outstanding TIDES as no holder of the TIDES had converted their shares into Class A Common Stock. The Company may elect after October 3, 2002, to redeem the notes in accordance with the terms of the TIDES. The TIDES are convertible into Class A Common Stock at $44.00 per share.

6.     DERIVATIVE AND HEDGING ACTIVITIES

            Effective January 1, 2001, the Company adopted SFAS No. 133 “Accounting for Derivative and Hedging Activities,” that was amended by SFAS No. 137 and SFAS No. 138 . SFAS No. 133 established accounting and reporting standards for (1) derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives and (2) hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects net income (loss). SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as on going effectiveness assessments in order to use hedge accounting under this standard. A derivative that does not qualify as a hedge is marked to fair value through the statement of operations. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

For the Six Months and Three Months Ended June 30, 2001

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

For the Six Months and Three Months Ended June 30, 2002

            For those derivatives that did not qualify for hedge accounting treatment with an aggregate notional amount of $30.0 million, the Company recorded to the statement of operations for the six and three months ended June 30, 2002, a $0.6 million loss and a $1.0 million loss, respectively, under loss on derivative instruments. For those derivatives designated as cash flow hedges that qualify for hedge accounting treatment with an aggregate notional amount of $233.0 million outstanding during these periods, of which $95.0 million was outstanding as of June 30, 2002, the Company recorded the ineffective amount of the hedges to the statement of operations for the six months and three months ended June 30, 2002, as a $0.2 million gain and a marginal loss, respectively, under loss on derivative instruments. For those derivatives designated as cash flow hedges that qualify for hedge accounting treatment with an aggregate notional amount of $233.0 million outstanding during these periods, of which $95.0million was outstanding as of June 30, 2002, the Company recorded the effective amount of the hedges to the statement of other comprehensive income (loss) as a $4.1 million gain to unrealized gain on hedged derivatives. The Company expects to record a $1.1 million gain on hedged derivatives as a reclassification to the statement of operations during the next twelve months from the adjustments that were recorded in other comprehensive income (loss).

7.     COMMITMENTS AND CONTINGENCIES

Pending Acquisitions and Disposition

            The Company entered into a preliminary agreement on February 6, 1996, to acquire the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation (“Royce”), subject to approval by the FCC, for a purchase price of $25.0 million. Notwithstanding the Company’s efforts to pursue this transaction, Royce has been non-responsive. On July 28, 1999, the Company commenced a legal action seeking to enforce this agreement, and subsequently Royce filed a cross-complaint against the Company asking for treble damages, an injunction, attorney’s fees and costs. Portions of Royce’s cross-complaint have been dismissed and after a trial in November 2001, the California Superior Court ruled that the February 1996 agreement was enforceable and that the court would order specific performance of the agreement to sell KWOD. The Company is entitled to recover damages incident to the failure of Royce to honor this agreement but the trial on damages was delayed by a bankruptcy filing by Royce. On February 6, 2002, the Bankruptcy Court granted our petition to dismiss the bankruptcy filing by Royce. On

April 30, 2002 the California Superior Court issued an Interlocutory Judgment ordering, among other things (i) that Royce sign all documents necessary to transfer the assets relating to KWOD to the Company and to complete such transfer in exchange for the $25.0 million purchase price, less the amount of the Company’s damages to be determined by the court, (ii) the Company to place $24.8 million in cash and a $7.5 million irrevocable standby letter of credit in an escrow account pending the transfer of the KWOD assets, the determination of the Company’s damages and the outcome of Royce’s appeal, and (iii) a Time Brokerage Agreement commence on May 10, 2002 under which the Company will program and sell most of the broadcast time on KWOD. Royce filed a petition in the California appeals court challenging this Interlocutory Judgment. The California Court of Appeals has temporarily stayed The Interlocutory Judgment. The Company continues to pursue a final judgment for specific performance in this matter. The Company estimates that the impact of an unfavorable outcome will not materially impact the Company’s financial position, results of operations or cash flows. The Company cannot determine if and when the transaction might be completed or if the Company will be permitted to operate the station under the Time Brokerage Agreement.

            On December 24, 2001, the Company entered into an option agreement with Tribune Denver Radio, Inc. and Tribune Broadcasting Company (“Tribune”) to acquire the assets of KOSI-FM, KQMT-FM (formerly KKHK-FM) and KEZW-AM, serving the Denver, Colorado radio market, for a purchase price of $180.0 million in cash, of which $18.0 million was paid as a deposit on January 2, 2002. On February 1, 2002, the Company began operating these stations under a time brokerage agreement. The time brokerage agreement may run for a period of up to three years at Tribune’s option. On May 8, 2002, the Option Agreement was amended to facilitate the closing of KOSI-FM and KEZW-AM for $125.0 million and to permit, upon the Company’s exercise of the option, the subsequent closing of the third Denver radio station, KQMT-FM, for $55.0 million in cash. The closing of KQMT-FM may be delayed at the option of Tribune, for approximately three years from December 24, 2001, and is also conditioned on the approval of the Federal Communications Commission. Included in the amendment was a notification by Tribune for the exercise of their option to close on the first transaction, which the Company completed on July 24, 2002 (see Note 11).

            On April 26, 2002, the Company entered into an asset purchase agreement with ABC, Inc. to sell the assets of KQAM-AM, serving the Wichita, Kansas radio market, for $2.0 million in cash. Upon closing on this transaction, which was completed on July 23, 2002 (see Note 11), the Company’s ownership decreased to six radio stations in the Wichita, Kansas radio market.

Contingencies

            In October 1999, The Radio Music License Committee (“RMLC”), of which the Company is a participant, filed a motion in the New York courts against Broadcast Music, Inc. (“BMI”) commencing a rate-making proceeding, on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees. The RMLC is also currently in negotiations with American Society of Composers, Authors and Publishers (“ASCAP”) on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees. The Company is currently operating under interim license agreements with BMI and ASCAP for the periods commencing January 1, 1997 and January 1, 2001, respectively, at the rates and terms reflected in prior agreements. The Company’s management estimates that the impact of an unfavorable outcome with BMI and/or ASCAP will not materially impact the financial position, results of operations or cash flows of the Company.

            In December 2000, the U.S. Copyright Office, under the Digital Millennium Copyright Act, issued a final rule that AM and FM radio broadcast signals transmitted simultaneously over a digital communications network, are subject to the sound recording copyright owner’s exclusive right of performance. This would result in the imposition of license fees for Internet streaming and other digital media. As a result of this decision, the Company participated in an arbitration proceeding at the U.S. Copyright Office to determine the amount of the fees that are due from the use of sound recordings in Internet streaming. In February 2002, the arbitration panel issued its decision setting the license fees for the use of sound recordings in Internet streaming. The Company, along with other broadcasters and the National Association of Broadcasters (“NAB”) commenced on January 25, 2001 a legal action in the U.S. District Court of Philadelphia, Pennsylvania, seeking declaratory relief as to the impact of the final rule of the Copyright Office. The court in this action on August 1, 2001, upheld the Copyright Office decision. The Company, along with other broadcasters and the NAB, on September 30, 2001, filed an appeal of this decision. This appeal is pending. However, the Company cannot determine the likelihood of success. The Company’s management believes that an unfavorable determination will not materially impact the financial position, results of operations or cash flows of the Company.

            The Company is subject to various outstanding claims which arose in the ordinary course of business and to other legal proceedings. In the opinion of management, any liability of the Company which may arise out of or with respect to these matters will not materially affect the financial position, results of operations or cash flows of the Company.

8.     SHAREHOLDERS’ EQUITY

            On February 27, 2002, the Company entered into an underwriting agreement to sell 3,500,000 shares of Class A Common Stock. The Company completed this offering on March 5, 2002 and sold 3,500,000 shares of Class A Common Stock at a price per share of $51.25. The underwriting agreement included an option by the underwriters to purchase within 30 days up to 525,000 additional shares of Class A Common Stock to cover over-allotments. On March 6, 2002, the underwriters exercised their option to purchase 525,000 shares of Class A Common Stock at a price per share of $51.25 and the Company completed this offering on March 8, 2002. The net proceeds to the Company for both offerings, after deducting underwriting discounts and other offering expenses, were approximately $196.4 million. The Company used a portion of these proceeds in the amount of $93.5 million to reduce the Company’s outstanding indebtedness under the Bank Facility’s Revolver.

            During the six months ended June 30, 2001 and 2002, the Company issued non-qualified options to purchase 815,500 shares and 1,157,432 shares, respectively, of its Class A Common Stock at prices ranging from $40.00 to $52.05 and $48.00 to $57.15, respectively, per share. All of the options become exercisable over a four-year period. In connection with the grant of options with exercise prices below fair market value at the time of grant and the grant of performance-based options, the Company recognized non-cash stock-based compensation expense in the amount of $271,000 and $202,000 for the six months ended June 30, 2001 and 2002, respectively and $139,000 and $100,000 for the three months ended June 30, 2001 and 2002, respectively. In connection with a modification that extends the exercise period for grants issued to certain members of the Company’s board of directors who retired on May 2, 2002, the Company recognized non-cash compensation expense of $650,000 for the six months and three months ended June 30, 2002.

            In connection with awards in 1999 and 2000 of Restricted Stock which vest ratably on each of the next four anniversary dates of the grant, the Company recognized non-cash stock-based compensation expense in the amount of $64,000 for each of the six months ended June 30, 2001 and 2002 and $32,000 for each of the three months ended June 30, 2001 and 2002.

9.     NET INCOME PER SHARE

            The net income per share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” which requires presentation of basic net income per share and diluted net income per share. Basic net income per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method) and (2) the Term Income Deferrable Equity Securities (“TIDES”) after eliminating from net income the interest expense, net of taxes, on the TIDES. Anti-dilutive instruments are not considered in this calculation. For the six months ended June 30, 2001 and 2002, stock options were included in the calculation of income before accounting change and net income (loss) per share as they were dilutive and the TIDES, which are convertible into 2,841,000 shares of Class A Common Stock, were not included in the calculation of income before accounting change and net income (loss) per share as their effect was anti-dilutive. For the three months ended June 30, 2001 and 2002, stock options were included in the calculation of net income per share as they were dilutive and the TIDES, which are convertible into 2,841,000 shares of Class A Common Stock, were not included in the calculation of net income per share as their effect was anti-dilutive.

	SIX MONTHS ENDED

	(amounts in thousands, except share and per share data)
	JUNE 30, 2001			JUNE 30, 2002

	Income	Shares	EPS	Income/(Loss)	Shares	EPS

Basic net income (loss) per share:
Income before accounting change	$8,115	45,266,003	$0.18	$21,633	48,104,144	$0.45
Cumulative effect of accounting change, net of taxes	(566)	—	(0.01)	(138,876)	—	(2.89)

Net income (loss)	$7,549	45,266,003	$0.17	$(117,243)	48,104,144	$(2.44)

Impact of options		782,780			1,033,807

Diluted net income (loss) per share:
Income before accounting change	$8,115	46,048,783	$0.18	$21,633	49,137,951	$0.44
Cumulative effect of accounting change, net of taxes	(566)	—	(0.01)	(138,876)	—	(2.83)

Net income (loss)	$7,549	46,048,783	$0.16	$(117,243)	49,137,951	$(2.39)

            For the six months ended June 30, 2001 and 2002, outstanding options to purchase 101,766 and 30,820 shares, respectively, of Class A Common Stock at option exercise prices ranging from $48.75 to $59.44 and from $52.12 to $57.63 per share, respectively, were excluded from the computation of diluted income before accounting change and net income (loss) per share as the options’ exercise price was greater than the average market price of the stock.

	THREE MONTHS ENDED

	(amounts in thousands, except share and per share data)
	JUNE 30, 2001			JUNE 30, 2002

	Income	Shares	EPS	Income	Shares	EPS

Basic net income per share:
Net income	$9,864	45,281,669	$0.22	$15,965	49,616,205	$0.32

Impact of options		886,704			1,033,311

Diluted net income per share:
Net income	$9,864	46,168,373	$0.21	$15,965	50,649,516	$0.32

            For the three months ended June 30, 2001 and 2002, outstanding options to purchase 110,906 and 32,115 shares, respectively, of Class A Common Stock at option exercise prices ranging from $48.75 to $59.44 and from $52.80 to $57.63 per share, respectively, were excluded from the computation of diluted net income per share as the options’ exercise price was greater than the average market price of the stock.

10.     GUARANTOR FINANCIAL INFORMATION

            Entercom Radio, LLC (“Radio”), a wholly-owned subsidiary of Entercom Communications Corp., is the borrower of the Company’s senior debt under the Bank Facility, described in Note 3, and is the borrower of the Company’s 7.625% Senior Subordinated Notes, described in Note 4, with Entercom Communications Corp. and Radio’s subsidiaries as the guarantors. Radio holds the ownership interest in various subsidiary companies that own the operating assets, including broadcasting licenses, permits, authorizations and cash royalties. Entercom Communications Capital Trust, the holder of the TIDES, described in Note 5, is a wholly-owned subsidiary of Entercom Communications Corp and is the holder of 6.25% Convertible Subordinated Debentures due from Entercom Communications Corp.

            Under the bank facility, Radio is permitted to make distributions to Entercom Communications Corp. in an amount that is required to pay Entercom Communications Corp.’s reasonable overhead costs, other costs associated with conducting the operations of Radio and its subsidiaries and interest on the TIDES. Under the Notes, Radio is permitted to make distributions to Entercom Communications Corp. in an amount, as defined, that is required to pay Entercom Communications Corp’s overhead costs and other costs associated with conducting the operations of Radio and its subsidiaries and Entercom Communications Corp’s payment of interest on the TIDES.

            The following tables set forth condensed consolidating financial information for Entercom Communications Corp., Entercom Communications Capital Trust and Entercom Radio, LLC, for the balance sheets as of December 31, 2001 and June 30, 2002, the statements of operations for the six months and three months ended June 30, 2001 and 2002 and the statements of cash flows for the six months ended June 30, 2001 and 2002.

	Balance Sheets as of December 31, 2001

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

ASSETS:
Current assets	$5,127	$—	$82,653	$—	$87,780
Net property and equipment	956	—	91,376	—	92,332
Radio broadcasting licenses and other intangibles-Net	—	—	1,232,612	—	1,232,612
Other long-term assets	468,238	128,866	24,704	(595,792)	26,016

Total assets	$474,321	$128,866	$1,431,345	$(595,792)	$1,438,740

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities	$9,732	$—	$43,849	$—	$53,581
Long-term debt	—	—	363,934	—	363,934
Other long-term liabilities	854	3,866	602,550	(466,926)	140,344

	Balance Sheets as of December 31, 2001

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

Total liabilities	10,586	3,866	1,010,333	(466,926)	557,859

TIDES	128,866	125,000	—	(128,866)	125,000

Shareholders’ equity
Preferred stock	—	—	—	—	—
Class A and B common stock	453	—	—	—	453
Additional paid-in capital	751,803	—	—	—	751,803
Retained earnings (deficit)	(417,186)	—	422,604	—	5,418
Unearned compensation	(201)	—	—	—	(201)
Accumulated other comprehensive loss	—	—	(1,592)	—	(1,592)

Total shareholders’ equity	334,869	—	421,012	—	755,881

Total liabilities and shareholders’ equity	$474,321	$128,866	$1,431,345	$(595,792)	$1,438,740

	Statements of Operations for the Six Months Ended June 30, 2001

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

NET REVENUES	$262	$3,906	$164,081	$(4,168)	$164,081

OPERATING EXPENSES (INCOME):
Station operating expenses	—	—	100,678	(262)	100,416
Depreciation and amortization	508	—	22,064	—	22,572
Corporate general and administrative expenses	6,426	—	33	—	6,459
Net (gain) loss on sale of assets	(6)	—	21	—	15

Total operating expenses	6,928	—	122,796	(262)	129,462

OPERATING INCOME (LOSS)	(6,666)	3,906	41,285	(3,906)	34,619

OTHER EXPENSE (INCOME):
Interest expense	—	—	15,425	—	15,425
Financing cost of TIDES	3,906	3,906	—	(3,906)	3,906
Interest income	—	—	(189)	—	(189)
Equity loss from unconsolidated affiliate	—	—	1,880	—	1,880
Net loss on derivative instruments	—	—	(79)	—	(79)

Total other expense	3,906	3,906	17,037	(3,906)	20,943

INCOME (LOSS) BEFORE INCOME TAXES AND ACCOUNTING CHANGE	(10,572)	—	24,248	—	13,676
INCOME TAX PROVISION (BENEFIT)	(4,229)	—	9,790	—	5,561

INCOME (LOSS) BEFORE ACCOUNTING CHANGE	(6,343)	—	14,458	—	8,115
Cumulative effect of accounting change, net of taxes of $377	—	—	(566)	—	(566)

NET INCOME (LOSS)	$(6,343)	—	$13,892	—	$7,549

	Statements of Operations for the Three Months Ended June 30, 2001

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

NET REVENUES	$131	$1,953	$94,626	$(2,084)	$94,626

	Statements of Operations for the Three Months Ended June 30, 2001

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

OPERATING EXPENSES (INCOME):
Station operating expenses	—	—	54,187	(131)	54,056
Depreciation and amortization	257	—	11,035	—	11,292
Corporate general and administrative expenses	3,118	—	11	—	3,129
Net (gain) loss on sale of assets	—	—	(8)	—	(8)

Total operating expenses	3,375	—	65,225	(131)	68,469

OPERATING INCOME (LOSS)	(3,244)	1,953	29,401	(1,953)	26,157

OTHER EXPENSE (INCOME):
Interest expense	—	—	7,298	—	7,298
Financing cost of TIDES	1,953	1,953	—	(1,953)	1,953
Interest income	—	—	(94)	—	(94)
Equity loss from unconsolidated affiliate	—	—	1,030	—	1,030
Net loss on derivative instruments	—	—	(557)	—	(557)

Total other expense	1,953	1,953	7,677	(1,953)	9,630

INCOME (LOSS) BEFORE INCOME TAXES	(5,197)	—	21,724	—	16,527
INCOME TAX PROVISION (BENEFIT)	(2,079)	—	8,742	—	6,663

NET INCOME (LOSS)	$(3,118)	$—	$12,982	$—	$9,864

	Statements of Cash Flows for the Six Months Ended June, 2001

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

OPERATING ACTIVITIES:
Net cash provided by operating activities	$(2,328)	$—	$33,185	$—	$30,857

INVESTING ACTIVITIES:
Additions to property and equipment	(87)	—	(5,257)	—	(5,344)
Proceeds from sale of property, equipment and other assets	—	—	118	—	118
Deferred charges and other assets	—	—	(402)	—	(402)
Purchase of investments	—	—	(2,804)	—	(2,804)
Station acquisition deposits and costs	—	—	(131)	—	(131)

Net cash used in investing activities	(87)	—	(8,476)	—	(8,563)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—	5,078	—	5,078
Payments of long–term debt	—	—	(30,008)	—	(30,008)
Proceeds from issuance of common stock related to incentive plans	279	—	—	—	279
Proceeds from exercise of stock options	2,112	—	—	—	2,112

Net cash used in financing activities	2,391	—	(24,930)	—	(22,539)

Net decrease in cash and cash equivalents	(24)	—	(221)	—	(245)
Cash and cash equivalents, beginning of year	24	—	13,233	—	13,257

Cash and cash equivalents, end of period	$—	$—	$13,012	$—	$13,012

	Balance Sheets as of June 30, 2002

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

ASSETS:
Current assets	$4,418	$—	$276,158	$—	$280,576
Net property and equipment	854	—	90,450	—	91,304
Radio broadcasting licenses and other intangibles–Net	—	—	1,101,642	—	1,101,642
Other long–term assets	672,094	128,866	309,550	(1,031,424)	79,086

Total assets	$677,366	$128,866	$1,777,800	$(1,031,424)	$1,552,608

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities	$11,844	$—	$78,130	$—	$89,974
Long–term debt	—	—	422,490	—	422,490
Other long–term liabilities	986	3,866	959,284	(902,558)	61,578

Total liabilities	12,830	3,866	1,459,904	(902,558)	574,042

TIDES	128,866	125,000	—	(128,866)	125,000

Shareholders’ equity
Preferred stock	—	—	—	—	—
Class A and B common stock	497	—	—	—	497
Additional paid–in capital	963,863	—	—	—	963,863
Retained earnings (deficit)	(428,554)	—	316,729	—	(111,825)
Unearned compensation	(136)	—	—	—	(136)
Accumulated other comprehensive income	—	—	1,167	—	1,167

Total shareholders’ equity	535,670	—	317,896	—	853,566

Total liabilities and shareholders’ equity	$677,366	$128,866	$1,777,800	$(1,031,424)	$1,552,608

	Statements of Operations for the Six Months Ended June 30, 2002

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

NET REVENUES	$266	$3,906	$182,648	$(4,172)	$182,648

OPERATING EXPENSES (INCOME):
Station operating expenses	—	—	109,088	(266)	108,822
Depreciation and amortization	522	—	6,804	—	7,326
Corporate general and administrative expenses	7,231	—	36	—	7,267
Time brokerage agreement fees	—	—	5,365	—	5,365
Net gain on sale of assets	—	—	(11)	—	(11)

Total operating expenses	7,753	—	121,282	(266)	128,769

OPERATING INCOME (LOSS)	(7,487)	3,906	61,366	(3,906)	53,879

OTHER EXPENSE (INCOME):
Interest expense	—	—	12,644	—	12,644
Financing cost of TIDES	3,906	3,906	—	(3,906)	3,906
Interest income	(25)	—	(1,086)	—	(1,111)
Equity loss from unconsolidated affiliate	—	—	1,805	—	1,805
Net loss on derivative instruments	—	—	442	—	442

Total other expense	3,881	3,906	13,805	(3,906)	17,686

INCOME (LOSS) BEFORE INCOME TAXES AND ACCOUNTING CHANGE	(11,368)	—	47,561	—	36,193

	Statements of Operations for the Six Months Ended June 30, 2002

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

INCOME TAXES PROVISION (BENEFIT)	(4,547)	—	19,107	—	14,560

INCOME (LOSS) BEFORE ACCOUNTING CHANGE	(6,821)	—	28,454	—	21,633

Cumulative effect of accounting change, net of taxes of $92,584	—	—	(138,876)	—	(138,876)

NET LOSS	$(6,821)	$—	$(110,422)	$—	$(117,243)

	Statements of Operations for the Three Months Ended June 30, 2002

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

NET REVENUES	$132	$1,953	$108,489	$(2,085)	$108,489

OPERATING EXPENSES (INCOME):
Station operating expenses	—	—	60,795	(132)	60,663
Depreciation and amortization	261	—	3,674	—	3,935
Corporate general and administrative expenses	3,899	—	17	—	3,916
Time brokerage agreement fees	—	—	3,249	—	3,249
Net gain on sale of assets	—	—	(2)	—	(2)

Total operating expenses	4,160	—	67,733	(132)	71,761

OPERATING INCOME (LOSS)	(4,028)	1,953	40,756	(1,953)	36,728

OTHER EXPENSE (INCOME):
Interest expense	—	—	7,056	—	7,056
Financing cost of TIDES	1,953	1,953	—	(1,953)	1,953
Interest income	(11)	—	(838)	—	(849)
Equity loss from unconsolidated affiliate	—	—	831	—	831
Net loss on derivative instruments	—	—	1,049	—	1,049

Total other expense	1,942	1,953	8,098	(1,953)	10,040

INCOME (LOSS) BEFORE INCOME TAXES	(5,970)	—	32,658	—	26,688

INCOME TAXES PROVISION (BENEFIT)	(2,388)	—	13,111	—	10,723

NET INCOME (LOSS)	$(3,582)	$—	$19,547	$—	$15,965

	Statements of Cash Flows for the Six Months Ended June 30, 2002

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

OPERATING ACTIVITIES:
Net cash (used in) provided by investing activities	$(2,434)	$—	$40,637	$—	$38,203

INVESTING ACTIVITIES:
Additions to property and equipment	(34)	—	(3,443)	—	(3,477)

	Statements of Cash Flows for the Six Months Ended June 30, 2002

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

Proceeds from sale of property, equipment and other assets	—	—	11	—	11
Purchases of radio station assets	—	—	(109,010)	—	(109,010)
Deferred charges and other assets	—	—	(179)	—	(179)
Purchase of investments	—	—	(10)	—	(10)
Proceeds from investments	—	—	132	—	132
Station acquisition deposits and costs	—	—	(43,148)	—	(43,148)
Net inter–company loans	(203,856)	—	203,856	—	—

Net cash (used in) provided by investing activities	(203,890)	—	48,209	—	(155,681)

FINANCING ACTIVITIES:
Proceeds from issuance of long— term debt	—	—	195,500	—	195,500
Net proceeds from stock offering	196,413	—	—	—	196,413
Payments on long–term debt	—	—	(108,507)	—	(108,507)
Deferred financing expenses related to bank facility and senior subordinated notes	—	—	(4,643)	—	(4,643)
Proceeds from issuance of common stock related to incentive plans	331	—	—	—	331
Proceeds from exercise of stock options	10,001	—	—	—	10,001

Net cash provided by financing activities	206,745	—	82,350	—	289,095

Net decrease in cash and cash equivalents	421	—	171,196	—	171,617
Cash and cash equivalents, beginning of year	1	—	10,750	—	10,751

Cash and cash equivalents, end of period	$422	$—	$181,946	$—	$182,368

11.     SUBSEQUENT EVENTS

            On July 23, 2002, the Company sold the assets of KQAM-AM in Wichita, Kansas, to ABC, Inc., for $2.0 million in cash. The sale of this station decreased the Company’s ownership to six radio stations serving the Wichita, Kansas radio market (see Note 7).

            On July 24, 2002, the Company acquired the assets of KOSI-FM and KEZW-AM under the first Tribune transaction for a purchase price of $125.0 million in cash, of which $12.5 million of the $18.0 million deposit that was paid on January 2, 2002, was applied against the purchase price. Assuming the Company completes the acquisition of KQMT-FM under the second Tribune transaction described under Note 7, the Company will own four radio stations serving the Denver, Colorado radio market.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

            This report contains, in addition to historical information, statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements reflect our current views and are based on certain assumptions. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, but not limited to, the following: (1) the highly competitive nature of, and new technologies in, the radio broadcasting industry; (2) the risks associated with our acquisition strategy generally; (3) the control of us by Joseph M. Field and members of his immediate family; (4) our vulnerability to changes in federal legislation or regulatory policies; (5) our dependence upon our Seattle radio stations; and (6) those matters discussed below. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify these forward-looking statements by our use of words such as “anticipates,” “believes,” “continues,” “expects,” “intends,” “likely,” “may,” “opportunity,” “plans,” “potential,” “project,” “will,” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.

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

            A radio broadcasting company derives its revenues primarily from the sale of broadcasting time to local and national advertisers. The advertising rates that a radio station is able to charge and the number of advertisements that can be broadcast without jeopardizing listener levels largely determine those revenues. Advertising rates are primarily based on three factors: (1) a station’s audience share in the demographic groups targeted by advertisers, as measured principally by quarterly reports issued by the Arbitron Ratings Company; (2) the number of radio stations in the market competing for the same demographic groups; and (3) the supply of and demand for radio advertising time.

            Several factors may adversely affect a radio broadcasting company’s performance in any given period. In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. Typically, revenues are lowest in the first calendar quarter of the year. We generally incur advertising and promotional expenses to increase audiences. However, because Arbitron reports ratings quarterly, any changed ratings and any corresponding effect on advertising revenues tend to lag behind the incurrence of advertising and promotional spending.

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

            In the following analysis, we discuss broadcast cash flow, broadcast cash flow margin and after tax cash flow. Broadcast cash flow consists of operating income before depreciation and amortization, net expense (income) from time brokerage agreement fees, corporate general and administrative expenses and gain or loss on sale of assets. Broadcast cash flow margin represents broadcast cash flow as a percentage of net revenues. After tax cash flow consists of income (loss) before accounting change, plus the following: depreciation and amortization, non-cash compensation expense (which is otherwise included in corporate general and administrative expenses), deferred taxes, the elimination, net of current taxes, of equity loss from unconsolidated affiliate, any gains or losses on sale of assets, investments and derivative instruments. Although broadcast cash flow, broadcast cash flow margin and after tax cash flow are not measures of performance or liquidity calculated in accordance with generally accepted accounting principles, we believe that these measures are useful to an investor in evaluating our performance because they are widely used in the broadcast industry to measure a radio company’s operating performance. However, you should not consider broadcast cash flow, broadcast cash flow margin and after tax cash flow in isolation or as substitutes for net income, operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. In addition, because broadcast cash flow, broadcast cash flow margin and after tax cash flow are not calculated in accordance with generally accepted accounting principles, they are not necessarily comparable to similarly titled measures employed by other companies.

            We calculate same station growth by comparing the performance of stations operated by us throughout a relevant period to the comparable performance in the prior year’s corresponding period, adjusted for significant contracts. For the six month and three month periods ended June 30, 2002 and 2001, same station was adjusted to reflect a sports contract with the Boston Celtics that was terminated last year and a joint sales agreement with KING-FM that was terminated as of February 28, 2002. “Same station broadcast cash flow margin” is the broadcast cash flow margin of the stations included in our same station calculations.

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

Allowance for Doubtful Accounts

            We must make an estimated allowance for doubtful accounts for estimated losses resulting from our customers’ inability to make payments. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances may be required.

Goodwill and Intangible Assets

            We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcast licenses, goodwill and other intangible assets. As of December 31, 2001, we had recorded approximately $1.2 billion in intangible assets, which represented approximately 86% of our total assets. The fair value of these assets is dependent on the performance of our stations. In assessing the recoverability of our intangible assets, we must conduct annual impairment testing required by SFAS No. 142, which requires us to determine the fair value of our intangible assets and could result in our being required to write down the carrying value of our broadcasting licenses and goodwill and other intangible assets in future periods. We completed the transitional non-amortizing intangible asset impairment test for broadcasting licenses and recorded to the statement of operations, a $138.9 million impairment charge, net of a deferred tax benefit of $92.6 million, under the cumulative effect of accounting change for the six months ended June 30, 2002. We also completed the transitional assessment of goodwill and determined that the carrying amount of goodwill for each of our markets did not exceed the fair value. Since the carrying amount of goodwill did not exceed the fair value under the transitional assessment, we do not need to perform the second step of the transitional impairment test and accordingly, we do not expect to record a goodwill impairment charge in 2002. As of June 30, 2002, we had approximately $1.1 billion in intangible assets, which represented approximately 71% of our total assets.

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

Recent Events

            On December 24, 2001, we entered into an option agreement with Tribune Denver Radio, Inc. and Tribune Broadcasting Company (“Tribune”) to acquire the assets of KOSI-FM, KQMT-FM (formerly KKHK-FM) and KEZW-AM, serving the Denver, Colorado radio market, for a purchase price of $180.0 million in cash, of which $18.0 million was paid as a deposit on January 2, 2002. On February 1, 2002, we began operating these stations under a time brokerage agreement. The time brokerage agreement may run for a period of up to three years at Tribune’s option. On May 8, 2002, the Option Agreement was amended to facilitate the closing of KOSI-FM and KEZW-AM for $125.0 million and to permit, upon our exercise of the option, the subsequent closing of the third Denver radio station, KQMT-FM, for $55.0 million in cash. The closing of KQMT-FM may be delayed at the option of Tribune, for approximately three years from December 24, 2001, and is also conditioned on the approval of the Federal Communications Commission. Included in the amendment was a notification by Tribune for the exercise of their option to close on the first transaction, which we completed on July 24, 2002.

            Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” that requires goodwill and certain other intangibles not be amortized. Amortization of costs associated with the acquisition of radio stations has historically been a significant factor in determining our overall profitability. However, with the adoption of SFAS No. 142, amortization expense was greatly reduced for the six months and three months ended June 30, 2002, as we discontinued the amortization of broadcasting licenses and goodwill under the provisions of SFAS No. 142. The amortization expense for broadcasting licenses and goodwill for the six months and three months ended June 30, 2001, was $16.6 million and $8.3 million, respectively. In addition, under the provisions of SFAS No. 142 we completed the transitional non-amortizing intangible asset impairment test for broadcasting licenses and recorded to the statement of operations, a $138.9 million charge, net of a deferred tax benefit of $92.6 million, under the cumulative effect of accounting change for the six months ended June 30, 2002.

            On February 1, 2002, we entered into an agreement effective as of February 28, 2002, to terminate our joint sales agreement for KING-FM in the Seattle, Washington radio market, that was due to expire on June 30, 2002.

            On February 8, 2002, we acquired from WCCB-TV, Inc., a subsidiary of Bahakel Communications, Ltd., the assets of WOZN-FM (formerly WKSI-FM) and WPET-AM, serving the Greensboro, North Carolina radio market, for a purchase price of $20.8 million, of which $1.0 million was paid as a deposit on November 29, 2001 and the balance was financed from borrowings under our Bank Facility’s Revolver. On December 5, 2001, we began operating these stations under a time brokerage agreement. The closing of this transaction increased our ownership to six radio stations in the Greensboro, North Carolina radio market. We recorded goodwill of $2.6 million in connection with this purchase. We anticipate that with this acquisition, we can compete more effectively in the market by increasing our cluster share of market revenues.

            On February 12, 2002, we entered into an agreement with subsidiaries of Emmis Communications Corporation to acquire the assets of KALC-FM, serving the Denver, Colorado radio market, for a purchase price of $88.0 million in cash, of which we paid $8.8 million as a deposit on February 15, 2002 and the balance was paid from cash on hand. On March 16, 2002, we began operating this station under a time brokerage agreement. This transaction closed on May 1, 2002. Assuming we complete the second closing under the Tribune acquisition for KQMT-FM, we will own four radio stations serving the Denver, Colorado radio market. We recorded goodwill of $33.6 million in connection with this purchase. We anticipate that with this acquisition, we can compete more effectively in the market by increasing our cluster share of market revenues.

            On February 27, 2002, we entered into an underwriting agreement to sell 3,500,000 shares of our Class A common stock. We completed this offering on March 5, 2002 and sold 3,500,000 shares of our Class A common stock at a price per share of $51.25. The underwriting agreement included an option by the underwriters to purchase within 30 days up to 525,000 additional shares of our Class A common stock to cover over-allotments. On March 6, 2002, the underwriters exercised their option to purchase 525,000 shares of our Class A common stock at a price per share of $51.25. We completed this offering pursuant to the over-allotment option on March 8, 2002. The net proceeds to us for both offerings, after deducting underwriting discounts and other offering expenses, were approximately $196.4 million. We used $93.5 million of these proceeds to reduce our outstanding indebtedness under the Bank Facility’s Revolver and we anticipate the remaining proceeds will be used for general corporate purposes including pending and future acquisitions and working capital.

            On February 27, 2002, we entered into an underwriting agreement to sell $150.0 million of 7.625% senior subordinated notes due March 1, 2014. We completed this offering on March 5, 2002 and received net proceeds of $145.7 million. There were approximately $4.3 million in deferred offering costs recorded in connection with the sale, which are being amortized to interest expense over the life of the notes using the effective interest rate method. A portion of the proceeds was used to finance acquisitions and we anticipate the remaining proceeds will be used for general corporate purposes, including pending and future acquisitions and working capital.

            On May 2, 2002, the Board of Directors appointed David J. Field, currently President and Chief Operating Officer, as President and Chief Executive Officer. This title was formerly held by the Chairman of the Board, Joseph M. Field, who will continue as Chairman of the Board.

            On June 21, 2002, upon the recommendation by the Audit Committee, the Board of Directors dismissed Arthur Andersen LLP as our independent public accountants and named PricewaterhouseCoopers LLP as our new independent public accountants.

Results of Operations

            Our results of operations represent the operations of the radio stations owned or operated pursuant to time brokerage agreements or joint sales agreements during the relevant periods. The following is a discussion of our results of operations for the six months and three months ended June 30, 2002 and June 30, 2001, and should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.

            Several factors affected our results of operations for the six months and three months ended June 30, 2002 that did not affect the corresponding period of the prior year. During the six months and three months ended June 30, 2002: (1) we began operating three stations in Denver under a time brokerage agreement on February 1, 2002 that contributed to higher net revenues, station operating expenses and net expense from time brokerage fees; (2) we acquired a radio station in Denver on May 1, 2002, that we began operating under a time brokerage agreement on March 16, 2002, for $88.0 million, that contributed to higher net revenues, station operating expenses, depreciation and amortization and lower interest income; (3) we acquired two radio stations in Greensboro on February 8, 2002, that we began operating under a time brokerage agreement on December 5, 2001, for $20.8 million, that contributed to higher net revenues, station operating expenses, depreciation and amortization and interest expense; (4) we terminated as of February 28, 2002, our joint sales agreement for KING-FM in Seattle, that contributed to lower net revenues and station operating expenses during 2002; (5) we did not renew our rights to broadcast the Boston Celtics nor sell the advertising in these broadcasts under a contract that expired during the second quarter of 2001, that contributed to lower net revenues and lower station operating expenses during 2002; and (6) we received net proceeds of $196.4 million from an equity offering and net proceeds of $145.7 million from the offering of senior subordinated notes, of which a portion of the proceeds were used for reducing outstanding indebtedness under our Revolver, which resulted in decreased interest expense during 2002.

Six months ended June 30, 2002 compared to the six months ended June 30, 2001

Net Revenues: Net revenues increased 11.3% to $182.6 million for the six months ended June 30, 2002 from $164.1 million for the six months ended June 30, 2001. Of this increase, $11.9 million is attributed to our acquisitions of stations in the Denver and Greensboro markets during the six months ended June 30, 2002. In addition, on a same station basis, net revenues increased 5.0% to $171.6 million from $163.4 million. Same station net revenues increased due to an improvement in the advertising sector of the economy and improved performance in certain of our market clusters, in particular Madison, Norfolk, Rochester and Wilkes-Barre/Scranton.

Station Operating Expenses: Station operating expenses increased 8.4% to $108.8 million for the six months ended June 30, 2002 from $100.4 million for the six months ended June 30, 2001. Of this increase, $6.4 million is attributed to acquisitions of stations in the Denver and Greensboro markets. In addition, on a same station basis, station operating expenses increased 3.8% to $102.8 million from $99.1 million. Same station operating expenses increased due to an increase in the variable expenses associated with the increase in same station net revenues for the reasons described above, offset by cost reduction efforts.

Depreciation and Amortization Expenses: Depreciation and amortization expenses decreased 67.5% to $7.3 million for the six months ended June 30, 2002 from $22.6 million for the six months ended June 30, 2001. The decrease was mainly attributable to the adoption effective as of January 1, 2002 of SFAS No. 142, “Goodwill and Other Intangible Assets,” as described more fully in the footnotes to the condensed financial statements under Recent Accounting Pronouncements. Adoption of this accounting standard had the impact of eliminating our amortization expense for goodwill and broadcasting licenses. For comparison purposes, for the six months ended June 30, 2001, we recorded amortization expense for goodwill and broadcasting licenses of $16.6 million. We completed the transitional non-amortizing intangible asset impairment test for broadcasting licenses and recorded to the statement of operations, a $138.9 million charge, net of a deferred tax benefit of $92.6 million, as a cumulative effect of accounting change. We also completed the transitional assessment of goodwill and determined that the carrying amount of goodwill for each of our markets did not exceed the fair value. Since the carrying amount of goodwill did not exceed the fair value under the transitional assessment, we do not need to perform the second step of the transitional impairment test and accordingly, we do not expect to record a goodwill impairment charge in 2002.

Corporate General and Administrative Expenses: Corporate general and administrative expenses, which includes non-cash compensation expense, increased 12.5% to $7.3 million for the six months ended June 30, 2002 from $6.5 million for the six months ended June 30, 2001. Exclusive of non-cash compensation expense, corporate general and administrative expenses increased 3.7% to $6.4 million for the six months ended June 30, 2002 from $6.1 million for the six months ended June 30, 2001. The increase was primarily due to inflation and an increase in the number of stations owned or operated during this period as compared to the prior period, partially offset by cost containment measures. Non-cash compensation expense increased 173.4% to $0.9 million for the six months ended June 30, 2002 from $0.3 million for the six months ended June 30, 2001. The increase in non-cash compensation expense was primarily due to the recognition of $0.7 million in non-cash compensation expense from the May 2, 2002 modification of option grants for retiring members of our board of directors.

Interest Expense: Interest expense, including the financing cost of our 6.25% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES), decreased 14.4% to $16.6 million for the six months ended June 30, 2002 from $19.3 million for the six months ended June 30, 2001. The decrease in interest expense was mainly attributable to (1) the expiration on January 11, 2002 of derivatives designated as cash flow hedges with a total notional amount of $108.0 million that effectively fixed our variable rate debt at 6.3%; (2) the expiration on April 26, 2002 of derivatives designated as cash flow hedges with a total notional amount of $30.0 million that effectively fixed our variable rate debt at 6.0%; and (3) a reduction of $93.5 million in our outstanding indebtedness as of March 5, 2002 from a portion of the cash proceeds from our equity offering; and (4) an overall reduction in interest rates from the prior year period, offset by the increase in interest expense from the $150.0 million 7.625% Senior Subordinated Notes issued on March 5, 2002.

Income Before Income Taxes and Accounting Changes: Income before income tax and accounting changes increased to $36.2 million for the six months ended June 30, 2002 from $13.7 million for the six months ended June 30, 2001. The increase in the income before income taxes and accounting change is mainly attributable to: (1) the impact of eliminating our amortization expense for goodwill and broadcasting licenses which accounted for $16.6 million of our depreciation and amortization expense in the prior year period; (2) improvement in net revenues, net of an increase in operating expenses, for the reasons described above; and (3) a reduction in interest expense as a result of the factors described above under interest expense, offset by an increase in net expense from time brokerage agreement fees.

Net Income (Loss): We had a net loss of $117.2 million for the six months ended June 30, 2002 in comparison to net income of $7.5 million for the six months ended June 30, 2001. The decrease in net income is mainly attributable to a $138.9 million impairment charge, net of a deferred tax benefit of $92.6 million, under the cumulative effect of accounting change as an accumulated transition adjustment attributable to the adoption on January 1, 2002 of SFAS No. 142, “Goodwill and Other Intangible Assets” , which was offset by a $22.5 million increase in income before income taxes and accounting changes, as described above.

Other Data

Broadcast Cash Flow: Broadcast cash flow increased 16.0% to $73.8 million for the six months ended June 30, 2002 from $63.7 million for the six months ended June 30, 2001. Of this increase, $5.5 million is attributed to our acquisitions during the current year period. In addition, on a same station basis, broadcast cash flow increased 6.9% to $68.8 million from $64.3 million for the same reasons that same station net revenues increased, net of an increase in operating expenses, which are described above.

Broadcast Cash Flow Margin: The broadcast cash flow margin increased to 40.4% for the six months ended June 30, 2002 from 38.8% for the six months ended June 30, 2001. On a same station basis, our broadcast cash flow margin increased to 40.1% from 39.4%. The increase is primarily attributable to the same reasons that same station net revenues, net of an increase in operating expenses, and same station broadcast cash flow increased, which are described above.

After Tax Cash Flow: After tax cash flow increased 10.8% to $45.9 million for the six months ended June 30, 2002 from $41.5 million for the six months ended June 30, 2001. The increase in after tax cash flow was positively affected by: (1) the increase in broadcast cash flow for the reasons described above; (2) the federal and state tax deductions from an increase in amortization and depreciation expense attributable to the purchase of radio station assets during the current period; and (3) the decrease in interest expense, net of tax, for the reasons described above under interest expense, offset by an increase in the net expense from time brokerage agreement fees.

Three months ended June 30, 2002 compared to the three months ended June 30, 2001

Net Revenues: Net revenues increased 14.7% to $108.5 million for the three months ended June 30, 2002 from $94.6 million for the three months ended June 30, 2001. Of this increase, $8.2 million is attributed to our acquisitions during the current year period. In addition, on a same station basis, net revenues increased 6.1% to $108.5 million from $102.3 million. Same station net revenues increased due to an improvement in the advertising sector of the economy and improved performance in certain of our market clusters, such as Madison, Norfolk, Wilkes-Barre/Scranton and New Orleans.

Station Operating Expenses: Station operating expenses increased 12.2% to $60.7 million for the three months ended June 30, 2002 from $54.0 million for the three months ended June 30, 2001. Of this increase, $4.1 million is attributed to our acquisitions during the current year period. In addition, on a same station basis, station operating expenses increased 5.2% to $60.6 million from $57.7 million. Same station operating expenses increased due to an increase in the variable expenses associated with the increase in same station net revenues for the reasons described above and an increase in promotional expenses, offset by cost reduction efforts.

Depreciation and Amortization Expenses: Depreciation and amortization expenses decreased 65.2% to $3.9 million for the three months ended June 30, 2002 from $11.3 million for the three months ended June 30, 2001. The decrease was mainly attributable to the adoption effective as of January 1, 2002 of SFAS No. 142, “Goodwill and Other Intangible Assets,” as described more fully in the footnotes to the condensed financial statements under Recent Accounting Pronouncements. Adoption of this accounting standard had the impact of eliminating our amortization expense for goodwill and broadcasting licenses. For comparison purposes, for the three months ended June 30, 2001, we recorded amortization expense for goodwill and broadcasting licenses of $8.3 million.

Corporate General and Administrative Expenses: Corporate general and administrative expenses, which includes non-cash compensation expense, increased 25.2% to $3.9 million for the three months ended June 30, 2002 from $3.1 million for the three months ended June 30, 2001. Exclusive of non-cash compensation expense, corporate general and administrative expenses increased 6.0% to $3.1 million for the three months ended June 30, 2002 from $3.0 million for the three months ended June 30, 2001. The increase was primarily due to inflation, the addition of several new staff positions and an increase in the number of stations owned or operated during this period as compared to the prior period, partially offset by cost containment measures. Non-cash compensation expense increased 357.3% to $0.8 million for the three months ended June 30, 2002 from $0.2 million for the three months ended June 30, 2001. The increase in non-cash compensation expense was primarily due to the recognition of $0.7 million in non-cash compensation expense from the May 2, 2002 modification of option grants for retiring members of our board of directors.

Interest Expense: Interest expense, including the financing cost of our 6.25% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES), decreased 2.6% to $9.0 million for the three months ended June 30, 2002 from $9.3 million for the three months ended June 30, 2001. The decrease in interest expense was mainly attributable to (1) the expiration on January 11, 2002 of derivatives designated as cash flow hedges with a total notional amount of $108.0 million that effectively fixed our variable rate debt at 6.3%; (2) the expiration on April 26, 2002 of derivatives designated as cash flow hedges with a total notional amount of $30.0 million that effectively fixed our variable rate debt at 6.0%; (3) a reduction of $93.5 million in our outstanding indebtedness as of March 5, 2002 from a portion of the cash proceeds from our equity offering; (4) an overall reduction in interest rates from the prior year period, offset by the increase in interest expense from the $150.0 million 7.625% Senior Subordinated Notes issued on March 5, 2002.

Income Before Income Taxes: Income before income taxes increased to $26.7 million for the three months ended June 30, 2002 from $16.5 million for the three months ended June 30, 2001. The increase in the income before income taxes is mainly attributable to: (1) the impact of eliminating our amortization expense for goodwill and broadcasting licenses which accounted for $8.3 million of our depreciation and amortization expense in the prior year period; (2) improvement in net revenues, net of an increase in operating expenses, for the reasons described above; and (3) a reduction in interest expense as a result of the factors described above under interest expense, offset by an increase in net expense from time brokerage agreement fees.

Net Income: Net income increased to $16.0 million for the three months ended June 30, 2002 from $9.9 million for the three months ended June 30, 2001. The increase in net income is mainly attributable to the factors described above, net of income taxes.

Other Data

Broadcast Cash Flow: Broadcast cash flow increased 17.9% to $47.8 million for the three months ended June 30, 2002 from $40.6 million for the three months ended June 30, 2001. Of this increase, $4.1 million is attributed to our acquisitions during the current year period. In addition, on a same station basis, broadcast cash flow increased 7.2% to $47.9 million from $44.6 million for the same reasons that same station net revenues increased, net of an increase in operating expenses, which are described above.

Broadcast Cash Flow Margin: The broadcast cash flow margin increased to 44.1% for the three months ended June 30, 2002 from 42.9% for the three months ended June 30, 2001. On a same station basis, our broadcast cash flow margin increased to 44.1% from 43.6%. The increase is primarily attributable to the same reasons that same station net revenues, net of an increase in operating expenses, and same station broadcast cash flow increased, which are described above.

After Tax Cash Flow: After tax cash flow increased 10.4% to $29.1 million for the three months ended June 30, 2002 from $26.4 million for the three months ended June 30, 2001. The increase in after tax cash flow was positively affected by: (1) the increase in broadcast cash flow for the reasons described above; (2) the federal and state tax deductions from an increase in amortization and depreciation expense attributable to the purchase of radio station assets during the current period; and (3) the decrease in interest expense, net of tax, for the reasons described above under interest expense, offset by an increase in the net expense from time brokerage agreement fees.

Liquidity and Capital Resources

            We use a significant portion of our capital resources to consummate acquisitions. These acquisitions are funded from one or a combination of the following sources: (1) our bank facility (described below); (2) the sale of securities; (3) the swapping of our radio stations in transactions which qualify as “like-kind” exchanges under Section 1031 of the Internal Revenue Code and (4) internally-generated cash flow.

            Net cash flows provided by operating activities were $38.2 million and $30.9 million for the six months ended June 30, 2002 and 2001, respectively. Changes in our net cash flows provided by operating activities are primarily a result of changes in advertising revenues and station operating expenses, which are affected by the acquisition and disposition of radio stations during those periods. For the six months ended June 30, 2002, cash flows provided by operating activities were positively affected by an improvement in net revenues, net of station operating expenses and were negatively affected by an increase in trade accounts receivables due to the seasonality of the business as second quarter net revenues are typically higher than the prior year’s fourth quarter net revenues and an increase in trade accounts receivable as a result of new stations owned or operated by us during this period. For the six months ended June 30, 2001, cash flows were negatively affected by an increase of $5.1 million in outstanding accounts receivable due to the seasonality of the business.

            Net cash flows used in investing activities were $155.7 million and $8.6 million for the six months ended June 30, 2002 and 2001, respectively. Net cash flows provided by financing activities were $289.1 million for the six months ended June 30, 2002 and net cash flows used in financing activities were $22.5 million for the six months ended June 30, 2001. The cash flows for the six months ended June 30, 2002 reflect acquisitions of radio station assets, deposits for pending acquisitions and the consummation of debt and equity offerings, net of a reduction in outstanding indebtedness. The cash flows for the six months ended June 30, 2001 reflect additions to property and equipment and the net decrease in outstanding indebtedness.

            During February 2002, we filed a universal shelf registration statement with the SEC to offer up to (1) $250.0 million in aggregate offering price of our Class A common stock and/or preferred stock and (2) $250.0 million in aggregate principal amount or initial accreted value of our debt securities consisting of debentures, notes or other types of debt. Under this shelf registration statement, on February 27, 2002, we entered into separate equity and debt underwriting agreements for equity and debt offerings and filed prospectus supplements with the SEC. We completed the equity offering on March 5, 2002 and including the underwriters’ exercise of their over-allotment option which was completed on March 8, 2002, we issued $206.3 million of our Class A common stock at a price per share of $51.25 and completed the debt offering on March 5, 2002, and issued $150.0 million in 7.625% senior subordinated notes due

March 1, 2014. We received net proceeds of approximately $196.4 million under the equity offerings and incurred offering expenses of approximately $9.9 million. We received net proceeds of approximately $145.7 million under the debt offering and incurred offering expenses of approximately $4.3 million. We used a portion of the net proceeds from the March 5, 2002 equity offering to reduce $93.5 million of our outstanding indebtedness under our credit facility.

            Prior to the offerings, we were notified by Moody’s Investor Services and Standard and Poor’s that each agency had evaluated our debt and issued an upgrade to our credit rating. Management believes that any future upgrade or downgrade would not have a significant impact on our future liquidity based upon discussions with underwriters. The effect of a change in the credit rating includes, but is not limited to, interest rate changes under any future bank facilities, debentures, notes or other types of debt.

            As of June 30, 2002, we had $182.4 million in cash and cash equivalents, primarily as a result of the offerings described above. During the six months ended June 30, 2002, we increased our net outstanding debt by $87.0 million as a result of the issuance of $150.0 million of senior subordinated notes, offset by the net reduction in outstanding indebtedness of $63.0 million. We also acquired radio station assets and increased our acquisition deposits and costs in the amount of $152.2 million. As of June 30, 2002, we had $325.0 million of borrowings outstanding under our bank facility in addition to outstanding letters of credit in the amount of $13.9 million and $150.0 million in senior subordinated notes. We expect to use the credit available of $311.1 million under the revolving credit facility, subject to defined revolving commitment reductions as described below and subject to compliance with the covenants under the Bank Facility at the time of borrowing, and cash on hand to fund pending and future acquisitions.

            Under our universal shelf registration statement, since we did not issue the full amount available, we may from time to time, subject to market conditions, offer and issue debentures, notes, bonds and other evidence of indebtedness in an amount up to $100.0 million and shares of our Class A common stock and/or preferred stock in an aggregate offering price of up to $43.7 million. Unless otherwise described in future prospectus supplements, we intend to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, capital expenditures, repayment or redemption of existing indebtedness, or acquisitions.

            In addition to debt service and quarterly distributions under the TIDES, our principal liquidity requirements are for working capital and general corporate purposes, including capital expenditures, and, if appropriate opportunities arise, acquisitions of additional radio stations. Capital expenditures for the six months ended June 30, 2002, were $3.5 million. We estimate that an additional amount of capital expenditures for the balance of 2002 will be between $5.5 and $7.5 million and we anticipate that our capital expenditure needs for 2003 will not differ materially from the current year. We believe that cash on hand and cash from operating activities, together with available revolving borrowings under our bank facility, should be sufficient to permit us to meet our financial obligations and fund our operations. However, we may require additional financing for future acquisitions, if any, and we cannot assure you that we will be able to obtain such financing on terms considered favorable by us.

            We entered into our bank facility as of December 16, 1999, with a syndicate of banks for $650.0 million in senior credit consisting of: (1) $325.0 million in a reducing revolving credit facility and (2) $325.0 million in a multi-draw term loan that was fully drawn as of September 29, 2000. Our bank facility was established to: (1) refinance existing indebtedness; (2) provide working capital; and (3) fund corporate acquisitions. At our election, interest on any outstanding principal accrues at a rate based on either LIBOR plus a spread that ranges from 0.75% to 2.375% or on the prime rate plus a spread of up to 1.125%, depending on our leverage ratio. Under the bank facility, the reducing revolving credit facility and the multi-draw term loan mature on September 30, 2007 and reduce on a quarterly basis beginning September 30, 2002 in amounts that vary from $12.2 million to $16.3 million for each loan. We anticipate that we will meet these quarterly debt reduction commitments through one or more of the following: (1) cash flows from operations; (2) additional permitted borrowings, if any, under the reducing revolving credit facility; (3) cash on hand; and (4) other debt or equity offerings. The bank facility requires that we comply with certain financial covenants and leverage ratios that are defined terms within the agreement and compliance with these terms affects our ability to draw down under the revolver. Certain of these financial covenants and leverage ratios include but are not limited to the following: (1) total debt to operating cash flow, (2) operating cash flow to interest expense, (3) operating cash flow to pro forma debt service and (4) operating cash flow to fixed charges. Management believes we are in compliance with all of the terms of the agreement. The bank facility also provides that through December 31, 2002, we may solicit incremental loans up to $350.0 million, thereby increasing the bank facility to a total of $1.0 billion. This incremental borrowing is subject to syndicate approval and is governed under the same terms as the existing bank facility.

Recent Accounting Pronouncements

            In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” that applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset. Adoption of this Statement by us will be effective on January 1, 2003. We do not believe that the adoption of SFAS No. 143 will materially impact our financial position, cash flows or results of operations.

            In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. In the past, we have reflected losses from extinguishments of debt an extraordinary items. Under SFAS No. 145, debt extinguishments are often routine, recurring transactions and in most circumstances would require treatment other than as an extraordinary item. Adoption of SFAS No. 145 by the Company will be effective on January 1, 2003 and will not be retroactive to prior years. We do not believe that the adoption of SFAS No. 145 will materially impact our financial position, cash flows or results of operations.

            In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured at fair value only when the liability is incurred. Adoption of this Statement by us will be effective on January 1, 2003 and will not be retroactive to prior years. We do not believe that the adoption of SFAS No. 146 will materially impact our financial position, cash flows or results of operations.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

            Under certain bank facility covenants that are measured periodically, we may be required from time to time to protect ourselves from interest rate fluctuations through the use of derivative rate hedging instruments. As a result, we have entered into interest rate transactions with various banks, which we call the rate hedging transactions, designed to mitigate our exposure to significantly higher floating interest rates. These transactions are referred to as a “collar” or a “swap”. A collar consists of a rate cap agreement that establishes an upper limit or “cap” for the base LIBOR rate and a rate floor agreement that establishes a lower limit or “floor” for the base LIBOR rate. Collar agreements covering a rate cap and a rate floor have been entered into simultaneously with the same bank. Swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and the bank pay to us a variable rate equal to three-month LIBOR. As of June 30, 2002, we have rate hedging transactions in place for a total notional amount of $125.0 million.

            Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party. To minimize this risk, we select high credit quality counter-parties. All of the rate hedging transactions are tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The valuation of each of these rate hedging transactions is affected by the change in the three-month LIBOR rates and the remaining term of the agreement. Any increase in the three-month LIBOR rate results in a more favorable valuation, while any decrease in the three-month LIBOR rate results in a less favorable valuation for each of the rate hedging transactions. The three-month LIBOR rate at June 30, 2002 was marginally lower as compared to the rate at December 31, 2001. The decrease in market value liability of the instruments as of June 30, 2002, was due to a reduction in the remaining term under each of the transactions, including the expiration of $138.0 million in rate hedging transactions, offset by the marginal decrease in the three-month LIBOR rate at June 30, 2002. Effective January 1, 2001, we adopted the Financial Accounting Standards Board’s Statement of Accounting Standards No. 133 entitled “Accounting for Derivative and Hedging Activities,” that was amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 established accounting and reporting standards for (1) derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives and (2) hedging activities.

            See also additional disclosures regarding “Liquidity and Capital Resources” made under Item 2 above.

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings

            We are from time to time involved in litigation incidental to the conduct of our business, but we are not a party to any lawsuit or proceeding that, in our opinion, is likely to have a material adverse effect on us.

            We entered into a preliminary agreement on February 6, 1996, to acquire the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation (“Royce”), subject to approval by the FCC, for a purchase price of $25.0 million. Notwithstanding our efforts to pursue this transaction, Royce has been non-responsive. On July 28, 1999, we commenced a legal action seeking to enforce this agreement, and subsequently Royce filed a cross-complaint against us asking for treble damages, an injunction, attorney’s fees and costs. Portions of Royce’s cross-complaint have been dismissed and after a trial in November 2001, the California Superior Court ruled that the February 1996 agreement was enforceable and that the court would order specific performance of the agreement to sell KWOD. In addition, we are entitled to recover damages incident to the failure of Royce to honor this agreement but the trial on damages was delayed by a bankruptcy filing by Royce. On February 6, 2002, the Bankruptcy Court granted our petition to dismiss the bankruptcy filing by Royce. On April 30, 2002 the California Superior Court issued an Interlocutory Judgment ordering, among other things (i) that Royce sign all documents necessary to transfer the assets relating to KWOD to us and to complete such transfer in exchange for the $25.0 million purchase price, less the amount of our damages to be determined by the court, (ii) us to place $24.8 million in cash and a $7.5 million irrevocable standby letter of credit in an escrow account pending the transfer of the KWOD assets, the determination of our damages and the outcome of Royce’s appeal, and (iii) a time brokerage agreement commence on May 10, 2002 under which we will program and sell most of the broadcast time on KWOD. Royce has filed a petition in the California appeals court challenging this Interlocutory Judgment. The California Court of Appeals has temporarily stayed The Interlocutory Judgment. We continue to pursue a final judgment for specific performance. We estimate that the impact of an unfavorable outcome will not materially impact our financial position, results of operations or cash flows. We cannot determine if and when the transaction might be completed or if we will be permitted to operate the station under the time brokerage agreement.

            In October 1999, The Radio Music License Committee, of which we are a participant, filed a motion in the New York courts against Broadcast Music, Inc. commencing a rate-making proceeding, on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees. The RMLC is also currently in negotiations with the American Society of Composers, Authors and Publishers (“ASCAP”) on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees. We are currently operating under interim license agreements with BMI and ASCAP for the periods commencing January 1, 1997 and January 1, 2001, respectively, at the rates and terms reflected in prior agreements. We estimate that the impact of an unfavorable outcome of the motion against BMI or the current negotiations with ASCAP will not materially impact our financial position, results of operations or cash flows.

            In December 2000, the U.S. Copyright Office, under the Digital Millennium Copyright Act, issued a final rule that AM and FM radio broadcast signals transmitted simultaneously over a digital communications network, are subject to the sound recording copyright owner’s exclusive right of performance. This would result in the imposition of license fees for Internet streaming and other digital media. As a result of this decision, we participated in an arbitration proceeding at the U.S. Copyright Office to determine the amount of the fees that are due from the use of sound recordings in Internet streaming. In February 2002, the arbitration panel issued its decision setting the license fees for the use of sound recordings in Internet streaming. We, along with other broadcasters, and the National Association of Broadcasters (“NAB”) commenced on January 25, 2001 a legal action in the U.S. District Court in Philadelphia, Pennsylvania, seeking declaratory relief as to the impact of the final rule of the Copyright Office. The court in this action on August 1, 2001 upheld the Copyright Office decision. We, along with other broadcasters and the NAB, on September 30, 2001, filed an appeal of this decision. This appeal is pending. We cannot determine the likelihood of success of this appeal. We estimate that an unfavorable determination will not materially impact our financial position, results of operations or cash flows.

ITEM 2.	Changes in Securities and Use of Proceeds

            None to report.

ITEM 3.	Defaults Upon Senior Securities

            None to report.

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a)	On May 2, 2002, the Company held its annual shareholders’ meeting.

(b)	At our annual shareholders’ meeting, (i) David J. Berkman and Lee Hague were elected as Class A directors for one-year terms and (ii) Joseph M. Field, David J. Field, John C. Donlevie, Herbert Kean, and Marie Field were elected as directors for one-year terms.

(c)	The following matters were voted on and approved at our annual shareholders’ meeting: (i) the election of Class A directors and (ii) the election of all remaining directors. The results of voting at the annual meeting of the shareholders were as follows:

	Proposal No. 1 (Election of Class A Directors)

Nominee	For	Against	Withheld and Broker Non- Votes

David J. Berkman	34,025,097	—	501,694
Lee Hague	34,023,597	—	503,194
	Proposal No. 2 (Election of Remaining Directors)

Nominee	For	Against	Withheld and Broker Non- Votes

Joseph M. Field	138,971,207	—	881,999
David J. Field	138,971,223	—	881,983
John C. Donlevie	139,132,743	—	720,463
Herbert Kean	139,131,327	—	721,879
Marie H. Field	138,969,823	—	883,383

ITEM 5.	Other Information

            None to report.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

3.01	Amended and Restated Articles of Incorporation of Entercom Communications Corp. (1)

3.02	Amended and Restated Bylaws of Entercom Communications Corp. (3)

4.01	Indenture for the Convertible Subordinated Debentures due 2014 among Entercom Communications Corp., as issuer, and Wilmington Trust Company, as indenture trustee. (2)

4.02	Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee. (3)

4.03	First Supplemental Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee. (3)

10.01	Employment Agreement, dated August 6, 2002, between the Registrant and Stephen F. Fisher. (4)

______________

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-61381).

(2)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-86843).

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 001-14461).

(4)	Filed herewith.

(b)	Reports filed on Form 8-K.

            On April 11, 2002, we filed a report on Form 8-K to disclose unaudited financial information, pro forma for certain transactions and events, for the year ended December 31, 2001 and for each of the four quarters during the year ended December 31, 2001.

            On June 26, 2002, we filed a report on Form 8-K to report the dismissal of Arthur Andersen LLP as our independent accountants and the engagement of PricewaterhouseCoopers LLP as our new independent accountants as of June 21, 2002. The decision to change accountants was recommended by the audit committee to the board of directors and was approved by the board of directors. Arthur Andersen LLP’s opinion on our financial statements for the year ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, nor were such opinions qualified or modified as to uncertainty, audit scope or accounting principles.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP. (Registrant)
Date: August 13, 2002	/s/ David J. Field

Name: David J. Field Title: President and Chief Executive Officer

Date: August 13, 2002	/s/ Stephen F. Fisher

Name: Stephen F. Fisher Title: Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)