Form 10-Q
period 2002-09-30
ENTERCOM COMMUNICATIONS CORP
filed 2002-11-12
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $.01 par value -39,995,233 Shares Outstanding as of November 4, 2002 Class B Common Stock, $.01 par value - 9,811,205 Shares Outstanding as of November 4, 2002

ENTERCOM COMMUNICATIONS CORP.

Signatures	47

Section 302 Certifications	48

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Information

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND SEPTEMBER 30, 2002
(amounts in thousands)
(unaudited)

ASSETS

	DECEMBER 31, 2001	SEPTEMBER 30, 2002

CURRENT ASSETS:
Cash and cash equivalents	$10,751	$71,045
Accounts receivable, net of allowance for doubtful accounts	64,319	80,997
Prepaid expenses and deposits	6,521	7,085
Prepaid and refundable taxes	933	724
Deferred tax assets	5,256	13,771

Total current assets	87,780	173,622

INVESTMENTS	13,671	9,658

PROPERTY AND EQUIPMENT:
Land, land easements and land improvements	10,542	11,658
Buildings	11,631	11,362
Equipment	83,388	86,910
Furniture and fixtures	12,592	12,969
Leasehold improvements	11,514	11,514

	129,667	134,413
Accumulated depreciation	(37,680)	(46,478)

	91,987	87,935
Capital improvements in progress	345	5,208

Net property and equipment	92,332	93,143

RADIO BROADCASTING LICENSES - Net	1,228,455	1,101,229

GOODWILL - Net	4,157	129,964

DEFERRED CHARGES AND OTHER ASSETS - Net	12,345	46,072

TOTAL	$1,438,740	$1,553,688

The accompanying notes to condensed financial statements are an integral part of these statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND SEPTEMBER 30, 2002
(amounts in thousands)
(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	DECEMBER 31, 2001	SEPTEMBER 30, 2002

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,992	$13,445
Accrued liabilities:
Salaries	5,446	8,098
Interest	2,689	1,423
Other	6,536	8,794
Derivative instruments	3,529	768
Current portion of long-term debt	24,389	42,671

Total current liabilities	53,581	75,199

LONG-TERM DEBT:
Bank facility	363,625	257,954
7.625% Senior subordinated notes	—	150,000
Other long-term debt	309	313

Total long-term debt	363,934	408,267

OTHER LONG-TERM LIABILITIES:
Deferred tax liabilities	135,974	70,747
Derivative instruments	3,516	4,328
Deferred rent	854	1,053

Total other long-term liabilities	140,344	76,128

COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY HOLDING SOLELY CONVERTIBLE DEBENTURES OF THE COMPANY (“TIDES”)	125,000	125,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock	—	—
Class A common stock	348	396
Class B common stock	105	102
Class C common stock	—	—
Additional paid-in capital	751,803	964,705
Retained earnings (deficit)	5,418	(96,440)
Unearned compensation	(201)	(288)
Accumulated other comprehensive (loss) income	(1,592)	619

Total shareholders’ equity	755,881	869,094

TOTAL	$1,438,740	$1,553,688

The accompanying notes to condensed financial statements are an integral part of these statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
(amounts in thousands, except share and per share data)
(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,

	2001	2002

NET REVENUES	$249,217	$289,367

OPERATING EXPENSES:
Station operating expenses	153,037	170,651
Depreciation and amortization	34,032	11,698
Corporate general and administrative expenses	9,380	10,704
Time brokerage agreement fees	—	6,682
Net loss (gain) on sale of assets	22	(1,147)

Total operating expenses	196,471	198,588

OPERATING INCOME	52,746	90,779

OTHER EXPENSE (INCOME):
Interest expense, including amortization of deferred financing costs of $649 in 2001 and $887 in 2002	22,352	19,093
Financing cost of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding solely convertible debentures of the Company	5,859	5,859
Interest income	(234)	(1,706)
Equity loss from unconsolidated affiliate	2,889	3,352
Net loss on derivative instruments	1,349	2,269

Total other expense	32,215	28,867

INCOME BEFORE INCOME TAXES AND ACCOUNTING CHANGES	20,531	61,912

INCOME TAXES	8,340	24,894

INCOME BEFORE ACCOUNTING CHANGES	12,191	37,018

Cumulative effect of accounting changes, net of taxes of $377 in 2001 and $92,584 in 2002	(566)	(138,876)

NET INCOME (LOSS)	$11,625	$(101,858)

NET INCOME (LOSS) PER SHARE - BASIC:
Income before accounting changes	$0.27	$0.76
Cumulative effect of accounting changes, net of taxes	(0.01)	(2.85)

NET INCOME (LOSS) PER SHARE - BASIC	$0.26	$(2.09)

NET INCOME (LOSS) PER SHARE - DILUTED:
Income before accounting changes	$0.26	$0.75
Cumulative effect of accounting changes, net of taxes	(0.01)	(2.81)

NET INCOME (LOSS) PER SHARE - DILUTED	$0.25	$(2.06)

WEIGHTED AVERAGE SHARES:
Basic	45,282,555	48,670,307

Diluted	46,026,312	49,492,507

The accompanying notes to condensed financial statements are an integral part of these statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
(amounts in thousands, except share and per share data)
(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,

	2001	2002

NET REVENUES	$85,136	$106,719

OPERATING EXPENSES:
Station operating expenses	52,621	61,829
Depreciation and amortization	11,460	4,372
Corporate general and administrative expenses	2,921	3,437
Time brokerage agreement fees	—	1,317
Net loss (gain) on sale of assets	7	(1,136)

Total operating expenses	67,009	69,819

OPERATING INCOME	18,127	36,900

OTHER EXPENSE (INCOME):
Interest expense, including amortization of deferred financing costs of $217 in 2001 and $318 in 2002	6,927	6,449
Financing cost of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding solely convertible debentures of the Company	1,953	1,953
Interest income	(45)	(595)
Equity loss from unconsolidated affiliate	1,009	1,547
Net loss on derivative instruments	1,428	1,827

Total other expense	11,272	11,181

INCOME BEFORE INCOME TAXES	6,855	25,719

INCOME TAXES	2,779	10,334

NET INCOME	$4,076	$15,385

NET INCOME PER SHARE - BASIC	$0.09	$0.31

NET INCOME PER SHARE - DILUTED	$0.09	$0.31

WEIGHTED AVERAGE SHARES:
Basic	45,314,925	49,784,171

Diluted	45,976,747	50,277,060

The accompanying notes to condensed financial statements are an integral part of these statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
(amounts in thousands)
(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,

	2001	2002

NET INCOME (LOSS)	$11,625	$(101,858)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX PROVISION (BENEFIT)
Unrealized gain (loss) on investments - net of tax provision of $192 in 2001 and tax benefit of $395 in 2002	289	(593)
Unrealized loss on hedged derivatives from cumulative effect of accounting change - net of tax benefit of $457 in 2001	(685)	—
Unrealized (loss) gain on hedged derivatives - net of tax benefit of $1,608 in 2001 and tax provision of $1,869 in 2002	(2,412)	2,804

COMPREHENSIVE INCOME (LOSS)	$8,817	$(99,647)

The accompanying notes to condensed financial statements are an integral part of these statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
(amounts in thousands)
(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,

	2001	2002

NET INCOME	$4,076	$15,385
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX PROVISION (BENEFIT)
Unrealized loss on investments - net of tax benefit of $1,474 in 2001 and $587 in 2002	(2,210)	(882)
Unrealized (loss) gain on hedged derivatives - net of tax benefit of $185 in 2001 and tax provision of $222 in 2002	(277)	334

COMPREHENSIVE INCOME	$1,589	$14,837

The accompanying notes to condensed financial statements are an integral part of these statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
(amounts in thousands)
(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,

	2001	2002

OPERATING ACTIVITIES:
Net income (loss)	$11,625	$(101,858)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,032	11,698
Amortization of debt financing costs	649	887
Deferred taxes	11,972	21,913
Tax benefit on exercise of options	682	4,617
Provision for bad debts	2,608	2,691
Loss (gain) on disposition of assets	22	(1,147)
Non-cash stock-based compensation expense	417	1,047
Equity loss from unconsolidated affiliate	2,889	3,352
Net loss on derivative instruments	1,349	2,269
Cumulative effect of accounting changes, net of tax	566	138,876
Deferred rent	—	199
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
Accounts receivable	(1,411)	(19,369)
Prepaid expenses and deposits	(613)	(1,981)
Prepaid and refundable income taxes	(3,678)	209
Accounts payable and accrued liabilities	(3,864)	2,008

Net cash provided by operating activities	57,245	65,411

INVESTING ACTIVITIES:
Additions to property and equipment	(6,221)	(6,317)
Proceeds from sale of property, equipment and other assets	133	2,030
Purchases of radio station assets	—	(235,228)
Deferred charges and other assets	(518)	(471)
Purchase of investments	(5,721)	(458)
Proceeds from investments	21	132
Station acquisition deposits and costs	(190)	(29,972)

Net cash used in investing activities	(12,496)	(270,284)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	7,078	195,500
Net proceeds from stock offering	—	196,413
Payments on long-term debt	(55,011)	(132,885)
Deferred financing expenses related to bank facility and senior subordinated notes	—	(4,643)
Proceeds from issuance of common stock related to incentive plans	413	500
Proceeds from exercise of stock options	2,429	10,282

Net cash (used in) provided by financing activities	(45,091)	265,167

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(342)	60,294
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,257	10,751

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,915	$71,045

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid during the period for:
Interest	$21,031	$19,038

Interest on TIDES	$3,906	$5,859

Income taxes paid (refunded)	$45	$(198)

The accompanying notes to condensed financial statements are an integral part of these statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY -

In connection with the issuance of an award of Restricted Stock for 5,000 shares of Class A Common Stock for the nine months ended September 30, 2002, the Company increased its additional paid-in capital by $184.

The accompanying notes to condensed financial statements are an integral part of these statements.

ENTERCOM COMMUNICATIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002

1.       BASIS OF PRESENTATION

          The condensed consolidated interim unaudited financial statements included herein have been prepared by Entercom Communications Corp. and its subsidiaries, or collectively, the “Company” in accordance with (1) generally accepted accounting principles for interim financial information and (2) the instructions of the Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal, recurring nature. The Company’s results are subject to seasonal fluctuations and therefore, the results shown on an interim basis are not necessarily indicative of results for a full year.

         The Company operates under one reportable business segment, radio broadcasting, for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance.

         This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements as of and for the year ended December 31, 2001, and filed with the SEC on February 11, 2002, as part of the Company’s Form 10-K.

         During February 2002, the Company filed a universal shelf registration statement with the SEC to offer up to (1) $250.0 million in aggregate offering price of its Class A Common Stock and/or its Preferred Stock and (2) $250.0 million in aggregate principal amount or initial accreted value of its debt securities consisting of debentures, notes or other types of debt. In connection with this registration statement, on February 27, 2002, the Company entered into separate equity and debt underwriting agreements for equity and debt offerings that were completed on March 5, 2002 and March 8, 2002 (see Notes 5 and 9).

         Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year’s presentation, which had no effect on the financial position, results of operations or cash flows of the Company.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Statement No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principle Board (“APB”) Opinion No. 16, “Business Combinations” and FASB Statement No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” Statement No. 141 is effective for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement No. 141 also changes the criteria to recognize intangible assets apart from goodwill. The Company adopted this Statement on July 1, 2001. The Company has historically used the purchase method to account for all business combinations and the adoption of this Statement did not have a material impact on the Company’s financial position, cash flows or results of operations.

         In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 2 for a discussion of Statements No. 142 and No. 144.

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

         In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. In the past, the Company has reflected losses from extinguishments of debt as extraordinary items. Under SFAS No. 145, debt extinguishments are often routine, recurring transactions and in most circumstances would require treatment other than as an extraordinary item. Adoption of SFAS No. 145 by the Company will be effective on January 1, 2003. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The Company does not believe that the adoption of SFAS No. 145 will materially impact the Company’s financial position, cash flows or results of operations.

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

2.       INTANGIBLE ASSETS AND GOODWILL

         Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” that requires that goodwill and certain intangible assets will not be amortized. Instead, these assets will be reviewed at least annually for impairment and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. As of the date of adoption, the Company reflected unamortized goodwill and unamortized broadcasting licenses in the amounts of $4.2 million and $1.2 billion, respectively. The Company determined that broadcasting licenses, which previously had been amortized over the maximum period allowed of 40 years, were deemed to have indefinite useful lives. Adoption of this accounting Standard had the impact of eliminating the Company’s non-cash amortization expense for goodwill and broadcasting licenses. For comparison purposes, for the nine months and three months ended September 30, 2001, the Company recorded amortization expense for goodwill and broadcasting licenses of $24.9 million and $8.3 million, respectively.

         The following unaudited pro forma summary presents the Company’s estimate of the effect of the adoption of SFAS No. 142 as of the beginning of the periods presented as reported income before accounting change and net income (loss) are adjusted to eliminate the amortization expense recognized in those periods related to goodwill and broadcasting licenses as goodwill and broadcasting licenses are not amortized under this new accounting Standard. The pro forma amounts for the nine and three months ended September 30, 2001 do not include any adjustments for potential write-downs of goodwill and broadcasting licenses which could have resulted had the Company adopted SFAS No. 142 as of the beginning of the periods presented and performed the required impairment tests under this Standard.

	Nine Months Ended SEPTEMBER 30,		Three Months Ended SEPTEMBER 30,

	2001	2002	2001	2002

	Pro Forma	As Reported	Pro Forma	As Reported

Reported income before accounting changes	$12,191	$37,018	$4,076	$15,385
Add back: amortization of goodwill, net of tax provision of $36 for the nine months ended September 30, 2001and $12 for the three months ended September 30, 2001	54	—	17	—
Add back: amortization of broadcasting licenses, net of tax provision of $9,930 for the nine months ended September 30, 2001and $3,310 for the three months ended September 30, 2001	14,895	—	4,965	—

Pro forma income before accounting changes	27,140	37,018	9,058	15,385
Reported cumulative effect of accounting changes, net of taxes	(566)	(138,876)	—	—

Pro forma net income (loss)	$26,574	$(101,858)	$9,058	$15,385

Pro forma net income (loss) per share - basic:
Reported income before accounting changes	$0.27	$0.76	$0.09	$0.31
Amortization of goodwill, net of taxes	—	—	—	—
Amortization of broadcasting licenses, net of taxes	0.33	—	0.11	—

Pro forma income before accounting changes - basic	0.60	0.76	0.20	0.31
Reported cumulative effect of accounting changes, net of taxes	(0.01)	(2.85)	—	—

Pro forma net income (loss) per share - basic	$0.59	$(2.09)	$0.20	$0.31

Pro forma net income (loss) per share - diluted:
Reported income before accounting changes	$0.26	$0.75	$0.09	$0.31
Amortization of goodwill, net of taxes	—	—	—	—
Amortization of broadcasting licenses, net of taxes	0.32	—	0.11	—

Pro forma income before accounting changes - diluted	0.58	0.75	0.20	0.31
Reported cumulative effect of accounting changes, net of taxes	(0.01)	(2.81)	—	—

Pro forma net income (loss) per share - diluted	$0.57	$(2.06)	$0.20	$0.31

Weighted average shares:
As reported and pro forma - basic	45,282,555	48,670,307	45,314,925	49,784,171

As reported and pro forma - diluted	46,026,312	49,492,507	45,976,747	50,277,060

Indefinite-Lived Intangibles

         During the first quarter of 2002, the Company completed the transitional non-amortizing intangible asset impairment test for broadcasting licenses and recorded to the statement of operations a $138.9 million impairment charge, net of a deferred tax benefit of $92.6 million, under the cumulative effect of accounting change. The amount of unamortized broadcasting licenses reflected in the balance sheet as of September 30, 2002, after recording the impairment charge, was $1.1 billion. The amount of the broadcasting licenses impairment charge was determined by relying primarily on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor were broadcasting licenses. The Company determined the reporting unit as a radio market and compared the carrying amount of the broadcasting licenses in each market to the fair value of the market’s broadcasting licenses. The required impairment tests of broadcasting licenses may result in additional future period write-downs.

The Company has calculated the transition adjustment in accordance with tentative accounting guidance issued by the Emerging Issues Task Force (“EITF”), and therefore, the guidance could be subject to change. The EITF is a committee appointed by the FASB and assigned the responsibility of answering implementation and interpretation questions related to this new accounting standard.

Goodwill

         In order to complete the transitional assessment of goodwill as required by SFAS No. 142, the Company was required to determine by June 30, 2002, the fair value of each market and compare it to the market’s carrying amount. To the extent a market’s carrying amount exceeded its fair value, an indication would have existed that the amount of goodwill attributed to a market may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the market’s goodwill, determined by allocating the market’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of 2002. Any transitional impairment charge will be recognized as the cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations. The Company completed the transitional assessment of goodwill and determined that the carrying amount of goodwill for each of the Company’s markets did not exceed the fair value. Since the carrying amount of goodwill did not exceed the fair value under the transitional assessment, the Company does not need to perform the second step of the transitional impairment test and accordingly, the Company does not expect to record a goodwill impairment charge in 2002. The fair value was determined by using either an income or market approach for each market cluster. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price. The amount of goodwill reflected in the balance sheet as of September 30, 2002 was $130.0 million. The required impairment tests of goodwill may result in future period write-downs.

         The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, are as follows:

(amounts in thousands

(unaudited)

Balance as of December 31, 2001	$4,157
Goodwill acquired during the nine months ended September 30, 2002	125,814
Impairment losses	—
Goodwill written off related to sale of business unit	(7)

Balance as of September 30, 2002	$129,964

Definite-Lived Intangibles

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

         The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships and acquired advertising contracts that are amortized in accordance with SFAS No. 142 and tested for impairment under SFAS No. 144. In accordance with SFAS No. 142, the Company reviewed the useful lives and made no changes to the useful lives of these assets, which are amortized over the period for which these assets are expected to contribute to the Company’s future cash flows. As of September 30, 2002, the Company reflected $0.2 million in unamortized definite-lived intangible assets, which amounts are included in deferred charges and other assets on the balance sheet.

3.      ACQUISITIONS, DISPOSITION, OTHER EVENTS AND UNAUDITED PRO FORMA SUMMARY

Acquisitions for the Nine Months Ended September 30, 2002

         On February 8, 2002, the Company acquired from WCCB-TV, Inc., a subsidiary of Bahakel Communications, Ltd., the assets of WOZN-FM (formerly WKSI-FM) and WPET-AM, serving the Greensboro, North Carolina radio market, for a purchase price of $20.8 million in cash, of which $1.0 million was paid as a deposit on November 29, 2001 and the balance was financed from borrowings under the Company’s reducing revolving credit facility. On December 5, 2001, the Company began operating these stations under a time brokerage agreement. The closing of this transaction increased the Company’s ownership to six radio stations in the Greensboro, North Carolina radio market. The Company recorded goodwill of $6.8 million in connection with this purchase. The Company anticipates that with this acquisition and the stations’ position in the market, the Company can compete more effectively by increasing the Company’ s cluster share of market revenues.

         The purchase price allocation for this acquisition is based on information available at this time and is subject to change. For this acquisition, the aggregate purchase price, including transaction costs of $0.1 million, was allocated as follows:

(amounts in thousands)

Asset Description	Amount	Asset Lives

Equipment	$297	5 to 15 years
Furniture and equipment	30	5 years

Total tangible assets	327

Advertiser list and customer relationships	21	3 years
Acquired advertising contracts	53	less than 1 year
Broadcasting licenses	13,600	non-amortizing
Goodwill	6,804	non-amortizing

Total intangible assets	20,478

Total purchase price	$20,805

         On May 1, 2002, the Company acquired the assets of KALC-FM serving the Denver, Colorado radio market from Emmis Communications Corporation (“Emmis”) for $88.0 million in cash, of which $8.8 million was paid as a deposit on February 15, 2002 and the balance was paid from cash on hand. On March 16, 2002, the Company began operating this station under a time brokerage agreement. The Company recorded goodwill of $45.5 million in connection with this purchase. The Company anticipates that with the addition of KALC-FM and its position in the market, to the three other stations the Company operates in the Denver market (see the transaction with Tribune described below in this Note 3), will allow the Company to compete more effectively by increasing the Company’s cluster share of market revenues.

         The purchase price allocation for this acquisition is based on information available at this time and is subject to change. For this acquisition, the aggregate purchase price, including transaction costs of $0.2 million, was allocated as follows:

(amounts in thousands)

Asset Description	Amount	Asset Lives

Equipment	$945	5 to 15 years
Furniture and equipment	163	5 years

Total tangible assets	1,108

Advertiser list and customer relationships	72	3 years
Acquired advertising contracts	548	less than 1 year
Broadcasting licenses	41,000	non-amortizing
Goodwill	45,475	non-amortizing

Total intangible assets	87,095

Total purchase price	$88,203

         On July 24, 2002, the Company acquired the assets of KOSI-FM and KEZW-AM serving the Denver, Colorado radio market from Tribune Denver Radio, Inc. and Tribune Broadcasting Company (“Tribune”) for $125.0 million in cash. The source of the funds used to complete the transaction was as follows: (1) $110.5 million was paid from cash on hand; (2) $12.5 million of the purchase price was applied against an $18.0 million deposit made on January 2, 2002 to Tribune; and (3) $2.0 million was used from the proceeds of the sale of KQAM-FM (see below). The Option Agreement with Tribune, dated December 24, 2001, provided for the purchase of the assets of KOSI-FM, KEZW-AM and KQMT-FM (formerly KKHK-FM) serving the Denver, Colorado radio market, for a purchase price of $180.0 million in cash. On May 8, 2002, the Option Agreement was amended to facilitate the closing of KOSI-FM and KEZW-AM for $125.0 million. The Company recorded goodwill of $71.9 million in connection with this purchase. The Company anticipates that with the addition of KOSI-FM and KEZW-AM and their position in the market, to the acquisition of KALC-FM (see the transaction with Emmis described above in this Note 3) and the operation of KQMT-FM, the Company can compete more effectively by increasing the Company’s cluster share of market revenues. A time brokerage agreement, which commenced for all three stations on February 1, 2002, will continue for KQMT-FM for a period of up to approximately three years at Tribune’s option. Under the amended Option Agreement, the Company may exercise an option to close on KQMT-FM for $55.0 million in cash after the earlier of the receipt of a notice from Tribune or December 24, 2005. The closing of KQMT-FM is also conditioned on the approval of the Federal Communications Commission. Assuming the completion of the acquisition of KQMT-FM from Tribune as described under Note 8, the Company will own four radio stations serving the Denver, Colorado radio market.

         The purchase price allocation for this acquisition is based on information available at this time and is subject to change. For this acquisition, the aggregate purchase price, including transaction costs of $0.9 million, was allocated as follows:

(amounts in thousands)

Asset Description	Amount	Asset Lives

Land and land improvements	$1,096	non-depreciating to 10 years
Building	25	20 years
Equipment	1,215	5 to 15 years
Furniture and equipment	111	5 years

Total tangible assets	2,447

Advertiser list and customer relationships	157	3 years
Acquired advertising contracts	1,173	less than 1 year
Leasehold premium	271	14 years
Broadcasting licenses	50,000	non-amortizing
Goodwill	71,872	non-amortizing

(amounts in thousands)

Asset Description	Amount	Asset Lives

Total intangible assets	123,473

Total purchase price	$125,920

Disposition for the Nine Months Ended September 30, 2002

         On July 23, 2002, the Company sold the assets of KQAM-AM in Wichita, Kansas, to ABC, Inc., for $2.0 million in cash, resulting in a gain of $1.3 million. The sale of this station decreased the Company’s ownership to six radio stations serving the Wichita, Kansas radio market.

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

         During August 2002, the managers and members of Local Media Internet Ventures, LLC (“LMIV”), of which the Company was an equity holder with an approximate 30% interest, agreed to discontinue operations. The Company’s investment as of December 31, 2001 was $8.7 million and the Company had recorded cumulative losses of $5.8 million for the periods through December 31, 2001 in the statement of operations under equity loss from unconsolidated affiliate. The Company’s remaining investment in LMIV was written off as of September 30, 2002 and the Company recorded a loss from unconsolidated affiliate of $2.9 million and $3.4 million for the nine months ended September 30, 2001 and 2002, respectively, and $1.0 million and $1.5 million for the three months ended September 30, 2001 and 2002, respectively. Included in the equity loss from unconsolidated affiliate for the nine months and three months ended September 30, 2002, was the Company’s pro rata share of the costs associated with closing the business in the amount of $0.4 million that was paid by the Company to LMIV on September 6, 2002. The Company expects to continue with an internal program of internet development for use by the Company’s radio stations.

Unaudited Pro Forma Summary

         The following unaudited pro forma summary presents the consolidated results of operations as if any acquisitions which occurred during the period of January 1, 2001 through September 30, 2002, had all occurred as of January 1, 2001, after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund acquisitions which would have been incurred had such acquisitions occurred as of January 1, 2001. For a discussion of these acquisitions, please refer to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 11, 2002, which should be read in conjunction with our condensed consolidated financial statements, the related notes and all other information included elsewhere in this Form 10-Q. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	NINE MONTHS ENDED SEPTEMBER 30,

	(amounts in thousands, except per share)
	(Unaudited)

	2001 Pro Forma	2002 Pro Forma

Net revenues	$268,293	$291,502

Income before accounting changes	$8,558	$35,367

Cumulative effect of accounting changes, net of taxes	$(566)	$(138,876)

Net income (loss)	$7,992	$(103,509)

Net income (loss) per share - basic	$0.18	$(2.13)

Net income (loss) per share - diluted	$0.17	$(2.09)

4.      SENIOR DEBT

         The Company has a bank credit agreement (the “Bank Facility”) with a syndicate of banks which provides for senior secured credit of $650.0 million consisting of: (1) a $325.0 million reducing revolving credit facility (“Revolver”) and (2) a $325.0 million multi-draw term loan (“Term Loan”). The Revolver and Term Loan, which mature on September 30, 2007, each reduce on a quarterly basis beginning September 30, 2002, in quarterly amounts that vary from $12.2 million to $16.3 million for each loan. As of September 30, 2002, the Company had $300.6 million of borrowings outstanding under the Bank Facility’s Term Loan, in addition to $13.9 million in outstanding Letters of Credit under the Revolver. The Company used a portion of the March 5, 2002 equity offering’s net proceeds (Note 9), to reduce indebtedness outstanding in the amount of $93.5 million under the Revolver. Under the Term Loan, the Company also prepaid in September 2002, the principal in the amount of $12.2 million that is due on December 31, 2002. The Bank Facility requires the Company to comply with certain financial covenants and leverage ratios that are defined terms within the agreement and that include but are not limited to the following: (1) Total Debt to Operating Cash Flow, (2) Operating Cash Flow to Interest Expense, (3) Operating Cash Flow to Pro Forma Debt Service and (4) Operating Cash Flow to Fixed Charges. Management believes the Company is in compliance with all of the terms of the agreement. On February 6, 2002, the Company entered into a Second Amendment under the Bank Facility that further clarified the terms under which the Company can issue subordinated debt and modified certain terms, including the Operating Cash Flow to Pro Forma Debt Service ratio financial covenant. The Bank Facility also provides that any time prior to December 31, 2002 the Company may solicit incremental loans up to $350.0 million, thereby increasing the Bank Facility to a total of $1.0 billion. These incremental loans are subject to syndicate approval and are governed under the same terms as the existing Bank Facility.

         The Company enters into interest rate transactions with different banks to diversify its risk associated with interest rate fluctuations against the variable rate debt under the Bank Facility and to comply with certain covenants under the Bank Facility. Under these transactions, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt. The total notional amount of these transactions was $65.0 million as of September 30, 2002. These agreements, with initial terms that vary from 2.5 years to 10 years, effectively fix the interest at rates that vary from 5.8% to 8.3% on current borrowings equal to the total notional amount (see Note 7).

5.      SENIOR SUBORDINATED NOTES

         On February 27, 2002, the Company’s wholly owned subsidiary, Entercom Radio, LLC, entered into an underwriting agreement to sell $150.0 million of 7.625% Senior Subordinated Notes (“Notes”) due March 1, 2014. The Company completed this offering on March 5, 2002 and received net proceeds of $145.7 million. There were approximately $4.3 million in deferred offering costs recorded in connection with the sale, which are being amortized to interest expense over the life of the Notes using the effective interest rate method. The proceeds of the Notes along with the proceeds of the equity offering (see Note 9) were used to finance recent acquisitions and it is anticipated that the balance of the proceeds will be used to finance pending acquisitions and general corporate purposes, including future acquisitions and working capital needs.

         Interest on the Notes, which are in denominations of $1,000 each, accrues at the rate of 7.625% per annum and is payable semi-annually in arrears on March 1 and September 1, commencing on September 1, 2002. The Company may redeem the notes on and after March 1, 2007 at an initial redemption price of 103.813% of their principal amount plus accrued interest. In addition, before March 1, 2005, the Company may redeem up to 35% of the Notes at a redemption price of 107.625% of their principal amount plus accrued interest, using proceeds of specified equity offerings. The Notes are unsecured and rank junior to the Company’s senior indebtedness. In addition to the parent, Entercom Communications Corp., all of the Company’s other subsidiaries (excluding Entercom Communications Capital Trust, see Note 6) have fully and unconditionally guaranteed these Notes (“Subsidiary Guarantors”). Under certain covenants, the Subsidiary Guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Notes and the Subsidiary Guarantors cannot incur additional indebtedness if the Leverage Ratio of Entercom Radio, LLC exceeds a specified level.

6.      CONVERTIBLE PREFERRED SECURITIES

         On October 6, 1999, the Company sold 2,500,000 Convertible Preferred Securities, Term Income Deferrable Equity Securities (“TIDES”), including underwriters’ over-allotments at an offering price of $50.00 per security. The net proceeds to the Company after deducting underwriting discounts and other offering expenses, was $120.5 million. Subject to certain deferral provisions, the issuer of the TIDES, Entercom Communications Capital Trust (“trust”), a wholly-owned subsidiary of the Company, pays quarterly calendar distributions. The first distribution was paid on December 31, 1999. The TIDES represent undivided preferred beneficial ownership interest in the assets of the trust. The trust used the proceeds to purchase from the Company an equal amount of 6.25% Convertible Subordinated Debentures due 2014 (“Debentures”). Upon the due date of the Debentures, the Company will pay the outstanding amount due to the trust and the trust will redeem all of the outstanding TIDES. The Company owns all of the common securities issued by the trust. The trust exists for the sole purpose of issuing the common securities and the TIDES. The trust’s sole assets consists of the $125.0 million aggregate principal amount of the Company’s 6.25% Convertible Subordinated Debentures due September 30, 2014. The Company has entered into several contractual arrangements for the purpose of fully, irrevocably and unconditionally guaranteeing the trust’s obligations under the TIDES. The holders of the TIDES have a preference with respect to each distribution and amounts payable upon liquidation, redemption or otherwise over the holders of the common securities of the trust. Each TIDES is convertible into shares of the Company’s Class A Common Stock at the rate of 1.1364 shares of Class A Common Stock for each TIDES. The Company completed this offering on October 6, 1999, and issued 2,500,000 TIDES at $50.00 per TIDES. As of September 30, 2002, there were 2.5 million outstanding TIDES as no holder of the TIDES had converted their shares into Class A Common Stock. The Company may elect after October 3, 2002, to redeem the Debentures in accordance with the terms of the TIDES. The TIDES are convertible into Class A Common Stock at $44.00 per share.

7.      DERIVATIVE AND HEDGING ACTIVITIES

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

For the Nine Months and Three Months Ended September 30, 2001

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

For the Nine Months and Three Months Ended September 30, 2002

         For those derivatives that did not qualify for hedge accounting treatment with an aggregate notional amount of $30.0 million outstanding during the nine months and three months ended September 30, 2002 and which was outstanding as of September 30, 2002, the Company recorded to the statement of operations for the nine and three months ended September 30, 2002, a $2.4 million loss and a $1.8 million loss, respectively, under loss on derivative instruments. For those derivatives designated as cash flow hedges which qualified for hedge accounting treatment with aggregate notional amounts of $233.0 million and $95.0 million (which included certain derivative notional amounts that expired during the nine months and three months ended September 30, 2002, respectively), $35.0 million was outstanding as of September 30, 2002 and the Company recorded: (1) the ineffective amount of the hedges to the statement of operations for the nine months and three months ended September 30, 2002, as a $.01 million gain and a marginal loss, respectively, under loss on derivative instruments and (2) the effective amount of the hedges to the statement of other comprehensive income (loss) as a $4.7 million gain to unrealized gain on hedged derivatives. The Company expects to record a $0.5 million gain on hedged derivatives as a reclassification to the statement of operations during the next twelve months from the adjustments that were recorded in other comprehensive income (loss). The actual amount that will be reclassified to the statement of operations during the next twelve months may vary as a result of changes in market conditions related to interest rates.

8.      COMMITMENTS AND CONTINGENCIES

Pending Acquisitions and Disposition

         The Company entered into a preliminary agreement on February 6, 1996, to acquire the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation (“Royce”), subject to approval by the FCC, for a purchase price of $25.0 million. Notwithstanding the Company’s efforts to pursue this transaction, Royce has been non-responsive. On July 28, 1999, the Company commenced a legal action seeking to enforce this agreement. After a trial in November 2001, the California Superior Court ruled that the February 1996 agreement was enforceable and that the court would order specific performance of the agreement to sell KWOD. On April 30, 2002 the Court issued an Interlocutory Judgment ordering, among other things (i) that Royce sign all documents necessary to transfer the assets relating to KWOD to the Company and to complete such transfer in exchange for the $25.0 million purchase price, less the amount of the Company’s damages to be determined by the court, and (ii) the Company place $24.8 million in cash and a $7.5 million irrevocable standby letter of credit in an escrow account pending the transfer of the KWOD assets, the determination of the Company’s damages and the outcome of Royce’s appeal. Royce filed a petition in the California Court of Appeals challenging this Interlocutory Judgment. The California Court of Appeals has temporarily stayed the Interlocutory Judgment. The Company continues to pursue a final judgment for specific performance in this matter. The Company estimates that the impact of an unfavorable outcome will not materially impact the Company’s financial position, results of operations or cash flows. The Company cannot determine if and when the transaction might be completed.

         On December 24, 2001, the Company entered into an Option Agreement with Tribune to acquire the assets of KOSI-FM, KQMT-FM (formerly KKHK-FM) and KEZW-AM, serving the Denver, Colorado radio market, for a purchase price of $180.0 million in cash, of which $18.0 million was paid as a deposit on January 2, 2002. On July 24, 2002, the Company acquired the assets of KOSI-FM and KEZW-AM for $125.0 million in cash (see Note 3) under the Option Agreement that was amended on May 8, 2002 to facilitate the purchase of the assets under two separate transactions. A time brokerage agreement, which commenced for all three stations on February 1, 2002, will continue for KQMT-FM for a period of up to approximately three years at Tribune’s option. The amended Option Agreement also provides that the Company may exercise an option to close on KQMT-FM, for $55.0 million in cash after the earlier of the receipt of a notice from Tribune or December 24, 2005. The closing of KQMT-FM is also conditioned on the approval of the Federal Communications Commission. Assuming the completion of the acquisition of KQMT-FM from Tribune, the Company will own four radio stations serving the Denver, Colorado radio market.

Contingencies

         In October 1999, The Radio Music License Committee (“RMLC”), of which the Company is a participant, filed a motion in the New York courts against Broadcast Music, Inc. (“BMI”) commencing a rate-making proceeding, on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees. The trial of the rate court proceeding has been adjourned as RMLC and BMI are engaged in settlement discussions, with the outcome of this matter undetermined at this time. The RMLC is also currently in negotiations with American Society of Composers, Authors and Publishers (“ASCAP”) on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees. The Company is currently operating under interim license agreements with BMI and ASCAP for the periods commencing January 1, 1997 and January 1, 2001, respectively, at the rates and terms reflected in prior agreements. The Company’s management estimates that the impact of an unfavorable outcome with BMI and/or ASCAP will not materially impact the financial position, results of operations or cash flows of the Company.

         In December 2000, the U.S. Copyright Office, under the Digital Millennium Copyright Act, issued a final rule that AM and FM radio broadcast signals transmitted simultaneously over a digital communications network, are subject to the sound recording copyright owner’s exclusive right of performance, resulting in the imposition of license fees for Internet streaming and other digital media. The Company, along with other broadcasters and the NAB, filed an appeal of this ruling. The Company, which ceased Internet streaming of its broadcast signals in May 2002, paid a nominal amount in fees on October 20, 2002, covering all obligations for such fees for the period ended August 31, 2002.

         The Company is subject to various outstanding claims which arose in the ordinary course of business and to other legal proceedings. In the opinion of management, any liability of the Company which may arise out of or with respect to these matters will not materially affect the financial position, results of operations or cash flows of the Company.

9.      SHAREHOLDERS’ EQUITY

         On February 27, 2002, the Company entered into an underwriting agreement to sell 3,500,000 shares of its Class A Common Stock. The Company completed this offering on March 5, 2002 and sold 3,500,000 shares of its Class A Common Stock at a price per share of $51.25. The underwriting agreement included an option by the underwriters to purchase within 30 days up to 525,000 additional shares of Class A Common Stock to cover over-allotments. On March 6, 2002, the underwriters exercised their option to purchase 525,000 shares of Class A

Common Stock at a price per share of $51.25 and the Company completed this offering on March 8, 2002. The net proceeds to the Company for both offerings, after deducting underwriting discounts and other offering expenses, were approximately $196.4 million. The Company used a portion of these proceeds in the amount of $93.5 million to reduce the Company’s outstanding indebtedness under the Bank Facility’s Revolver.

         On September 10, 2002, the Company’s Chairman, Joseph M. Field, adopted a Planned Diversification Program (“Program”) pursuant to SEC Rule 10b5-1 to sell through an independent broker-dealer up to one million shares of its Class B Common Stock over the course of the next twelve months. Upon public sale, the Class B Common Stock is automatically converted into shares of its Class A Common Stock. As of September 30, 2002, 344,000 shares of Class B Common Stock were sold under the Program.

10.      NET INCOME PER SHARE

         The net income per share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” which requires presentation of basic net income per share and diluted net income per share. Basic net income per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method) and (2) the Term Income Deferrable Equity Securities (“TIDES”) after eliminating from net income the interest expense, net of taxes, on the TIDES. Anti-dilutive instruments are not considered in this calculation. For the nine months ended September 30, 2001 and 2002, stock options were included in the calculation of income before accounting changes and net income (loss) per share as they were dilutive and the TIDES, which are convertible into 2,841,000 shares of Class A Common Stock, were not included in the calculation of income before accounting changes and net income (loss) per share as their effect was anti-dilutive. For the three months ended September 30, 2001 and 2002, stock options were included in the calculation of net income per share as they were dilutive and the TIDES, which are convertible into 2,841,000 shares of Class A Common Stock, were not included in the calculation of net income per share as their effect was anti-dilutive.

	NINE MONTHS ENDED

	(amounts in thousands, except share and per share data)
	SEPTEMBER 30, 2001			SEPTEMBER 30, 2002

	Income	Shares	EPS	Income/(Loss)	Shares	EPS

Basic net income (loss) per share:
Income before accounting changes	$12,191	45,282,555	$0.27	$37,018	48,670,307	$0.76
Cumulative effect of accounting changes, net of taxes	(566)	—	(0.01)	(138,876)	—	(2.85)

Net income (loss)	$11,625	45,282,555	$0.26	$(101,858)	48,670,307	$(2.09)

Impact of options		743,757			822,200

Diluted net income (loss) per share:
Income before accounting changes	$12,191	46,026,312	$0.26	$37,018	49,492,507	$0.75
Cumulative effect of accounting changes, net of taxes	(566)	—	(0.01)	(138,876)	—	(2.81)

Net income (loss)	$11,625	46,026,312	$0.25	$(101,858)	49,492,507	$(2.06)

         For the nine months ended September 30, 2001 and 2002, outstanding options to purchase 659,751 and 107,938 shares, respectively, of Class A Common Stock at option exercise prices ranging from $44.82 to $59.44 and from $49.28 to $57.63 per share, respectively, were excluded from the computation of diluted income before accounting change and net income (loss) per share as the options’ exercise price was greater than the average market price of the stock.

	THREE MONTHS ENDED

	(amounts in thousands, except share and per share data)
	SEPTEMBER 30, 2001			SEPTEMBER 30, 2002

	Income	Shares	EPS	Income	Shares	EPS

Basic net income per share:
Net income	$4,076	45,314,925	$0.09	$15,385	49,784,171	$0.31

Impact of options		661,822			492,889

Diluted net income per share:
Net income	$4,076	45,976,747	$0.09	$15,385	50,277,060	$0.31

         For the three months ended September 30, 2001 and 2002, outstanding options to purchase 791,803 and 1,886,804 shares, respectively, of Class A Common Stock at option exercise prices ranging from $43.31 to $59.44 and from $43.79 to $57.63 per share, respectively, were excluded from the computation of diluted net income per share as the options’ exercise price was greater than the average market price of the stock.

11.      GUARANTOR FINANCIAL INFORMATION

         Entercom Radio, LLC (“Radio”), a wholly-owned subsidiary of Entercom Communications Corp., is the borrower of the Company’s senior debt under the Bank Facility, described in Note 4, and is the borrower of the Company’s 7.625% Senior Subordinated Notes, described in Note 5, with Entercom Communications Corp. and Radio’s subsidiaries as the guarantors. Radio holds the ownership interest in various subsidiary companies that own the operating assets, including broadcasting licenses, permits, authorizations and cash royalties. Entercom Communications Capital Trust, the holder of the TIDES, described in Note 6, is a wholly-owned subsidiary of Entercom Communications Corp and is the holder of 6.25% Convertible Subordinated Debentures due from Entercom Communications Corp.

         Under the Bank Facility, Radio is permitted to make distributions to Entercom Communications Corp. in an amount as defined, that is required to pay Entercom Communications Corp.’s reasonable overhead costs, other costs associated with conducting the operations of Radio and its subsidiaries and interest on the TIDES. Under the Notes, Radio is permitted to make distributions to Entercom Communications Corp. in an amount, as defined, that is required to pay Entercom Communications Corp’s overhead costs and other costs associated with conducting the operations of Radio and its subsidiaries and Entercom Communications Corp’s payment of interest on the TIDES.

         The following tables set forth condensed consolidating financial information for Entercom Communications Corp., Entercom Communications Capital Trust and Entercom Radio, LLC, for the balance sheets as of December 31, 2001 and September 30, 2002, the statements of operations for the nine months and three months ended September 30, 2001 and 2002 and the statements of cash flows for the nine months ended September 30, 2001 and 2002.

	Balance Sheets as of December 31, 2001

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

Current assets	$5,127	$—	$82,653	$—	$87,780
Net property and equipment	956	—	91,376	—	92,332
Radio broadcasting licenses - Net	—	—	1,228,455	—	1,228,455
Goodwill - Net	—	—	4,157	—	4,157
Other long-term assets	1,312	128,866	26,296	(128,866)	26,016
Investment in subsidiaries	887,938	—	—	(887,938)	—

	$895,333	$128,866	$1,432,937	$(1,016,804)	$1,438,740

Current liabilities	$9,732	$—	$43,849	$—	$53,581
Long-term debt	—	—	363,934	—	363,934
Other long-term liabilities	854	3,866	602,550	(466,926)	140,344

Total liabilities	10,586	3,866	1,010,333	(466,926)	557,859

TIDES	128,866	125,000	—	(128,866)	125,000

Shareholders’ equity
Preferred stock	—	—	—	—	—
Class A and B common stock	453	—	—	—	453
Additional paid-in capital	751,803	—	—	—	751,803
Retained earnings (deficit)	5,418	—	422,604	(422,604)	5,418
Unearned compensation	(201)	—	—	—	(201)
Accumulated other comprehensive loss	(1,592)	—	(1,592)	1,592	(1,592)

Total shareholders’ equity	755,881	—	421,012	(421,012)	755,881

	$895,333	$128,866	$1,431,345	$(1,016,804)	$1,438,740

	Statements of Operations for the Nine Months Ended September 30, 2001

	Entercom Communications Corp	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

NET REVENUES	$393	$5,859	$249,217	$(6,252)	$249,217

OPERATING EXPENSES (INCOME):
Station operating expenses	—	—	153,430	(393)	153,037
Depreciation and amortization	768	—	33,264	—	34,032
Corporate general and administrative expenses	9,338	—	42	—	9,380
Net (gain) loss on sale of assets	(6)	—	28	—	22

Total operating expenses	10,100	—	186,764	(393)	196,471

OPERATING INCOME (LOSS)	(9,707)	5,859	62,453	(5,859)	52,746

OTHER EXPENSE (INCOME):
Interest expense	—	—	22,352	—	22,352
Financing cost of TIDES	5,859	5,859	—	(5,859)	5,859
Interest income	—	—	(234)	—	(234)
Equity loss from unconsolidated affiliate	—	—	2,889	—	2,889
Net loss on derivative instruments	—	—	1,349	—	1,349

	Statements of Operations for the Nine Months Ended September 30, 2001

	Entercom Communications Corp	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

(Income) loss from equity investment in subsidiaries	(34,941)	—	—	34,941	—

Total other expense	(29,082)	5,859	26,356	29,082	32,215

INCOME (LOSS) BEFORE INCOME TAXES AND ACCOUNTING CHANGE	19,375	—	36,097	(34,941)	20,531

INCOME TAX PROVISION (BENEFIT)	7,750	—	590	—	8,340

INCOME (LOSS) BEFORE ACCOUNTING CHANGE	11,625	—	35,507	(34,941)	12,191

Cumulative effect of accounting change, net of taxes of $377	—	—	(566)	—	(566)

NET INCOME (LOSS)	$11,625	$—	$34,941	$(34,941)	$11,625

	Statements of Operations for the Three Months Ended September 30, 2001

	Entercom Communications Corp	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

NET REVENUES	$131	$1,953	$85,136	$(2,084)	$85,136

OPERATING EXPENSES (INCOME):
Station operating expenses	—	—	52,752	(131)	52,621
Depreciation and amortization	260	—	11,200	—	11,460
Corporate general and administrative expenses	2,912	—	9	—	2,921
Net loss on sale of assets	—	—	7	—	7

Total operating expenses	3,172	—	63,968	(131)	67,009

OPERATING INCOME (LOSS)	(3,041)	1,953	21,168	(1,953)	18,127

OTHER EXPENSE (INCOME):
Interest expense	—	—	6,927	—	6,927
Financing cost of TIDES	1,953	1,953	—	(1,953)	1,953
Interest income	—	—	(45)	—	(45)
Equity loss from unconsolidated affiliate	—	—	1,009	—	1,009
Net loss on derivative instruments	—	—	1,428	—	1,428
(Income) loss from equity investment in subsidiaries	(11,787)	—	—	11,787	—

Total other expense	(9,834)	1,953	9,319	9,834	11,272

INCOME (LOSS) BEFORE INCOME TAXES	6,793	—	11,849	(11,787)	6,855

INCOME TAX PROVISION (BENEFIT)	2,717	—	62	—	2,779

NET INCOME (LOSS)	$4,076	$—	$11,787	$(11,787)	$4,076

	Statements of Cash Flows for the Nine Months Ended September 30, 2001

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(2,724)	$—	$59,969	$—	$57,245

INVESTING ACTIVITIES:
Additions to property and equipment	(142)	—	(6,079)	—	(6,221)
Proceeds from sale of property, equipment and other assets	—	—	133	—	133
Deferred charges and other assets	—	—	(518)	—	(518)
Purchase of investments	—	—	(5,721)	—	(5,721)
Proceeds from investments	—	—	21	—	21
Station acquisition deposits and costs	—	—	(190)	—	(190)

Net cash used in investing activities	(142)	—	(12,354)	—	(12,496)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—	7,078	—	7,078
Payments of long-term debt	—	—	(55,011)	—	(55,011)
Proceeds from issuance of common stock related to incentive plans	413	—	—	—	413
Proceeds from exercise of stock options	2,429	—	—	—	2,429

Net cash provided by (used in) financing activities	2,842	—	(47,933)	—	(45,091)

Net decrease in cash and cash equivalents	(24)	—	(318)	—	(342)
Cash and cash equivalents, beginning of year	24	—	13,233	—	13,257

Cash and cash equivalents, end of period	$—	$—	$12,915	$—	$12,915

	Balance Sheets as of September 30, 2002

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

ASSETS:
Current assets	$3,329	$—	$170,293	$—	$173,622
Net property and equipment	806	—	92,337	—	93,143
Radio broadcasting licenses - Net	—	—	1,101,229	—	1,101,229
Goodwill - Net	—	—	129,964	—	129,964
Other long-term assets	800	128,866	54,930	(128,866)	55,730
Investment in subsidiaries	997,155	—	—	(997,155)	—

Total assets	$1,002,090	$128,866	$1,548,753	$(1,126,021)	$1,553,688

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities	$3,077	$—	$72,122	$—	$75,199
Long-term debt	—	—	408,267	—	408,267
Other long-term liabilities	1,053	3,866	730,140	(658,931)	76,128

Total liabilities	4,130	3,866	1,210,529	(658,931)	559,594

TIDES	128,866	125,000	—	(128,866)	125,000

Shareholders’ equity
Preferred stock	—	—	—	—	—
Class A and B common stock	498	—	—	—	498
Additional paid-in capital	964,705	—	—	—	964,705
Retained earnings (deficit)	(96,440)	—	337,605	(337,605)	(96,440)
Unearned compensation	(288)	—	—	—	(288)
Accumulated other comprehensive income	619	—	619	(619)	619

Total shareholders’ equity	869,094	—	338,224	(338,224)	869,094

Total liabilities and shareholders’ equity	$1,002,090	$128,866	$1,548,753	$(1,126,021)	$1,553,688

	Statements of Operations for the Nine Months Ended September 30, 2002

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

NET REVENUES	$401	$5,859	$289,367	$(6,260)	$289,367

OPERATING EXPENSES (INCOME):
Station operating expenses	—	—	171,052	(401)	170,651
Depreciation and amortization	778	—	10,920	—	11,698
Corporate general and administrative expenses	10,649	—	55	—	10,704
Time brokerage agreement fees	—	—	6,682	—	6,682
Net gain on sale of assets	—	—	(1,147)	—	(1,147)

Total operating expenses	11,427	—	187,562	(401)	198,588

OPERATING INCOME (LOSS)	(11,026)	5,859	101,805	(5,859)	90,779

OTHER EXPENSE (INCOME):
Interest expense	—	—	19,093	—	19,093
Financing cost of TIDES	5,859	5,859	—	(5,859)	5,859
Interest income	(26)	—	(1,680)	—	(1,706)
Equity loss from unconsolidated affiliate	—	—	3,352	—	3,352
Net loss on derivative instruments	—	—	2,269	—	2,269

	Statements of Operations for the Nine Months Ended September 30, 2002

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

(Income) loss from equity investment in subsidiaries	152,904	—	—	(152,904)	—

Total other expense	158,737	5,859	23,034	(158,763)	28,867

INCOME (LOSS) BEFORE INCOME TAXES AND ACCOUNTING CHANGE	(169,763)	—	78,771	152,904	61,912

INCOME TAXES PROVISION (BENEFIT)	(67,905)	—	92,799	—	24,894

INCOME (LOSS) BEFORE ACCOUNTING CHANGE	(101,858)	—	(14,028)	152,904	37,018

Cumulative effect of accounting change, net of taxes of $92,584	—	—	(138,876)	—	(138,876)

NET LOSS	$(101,858)	$—	$(152,904)	$152,904	$(101,858)

	Statements of Operations for the Three Months Ended September 30, 2002

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

NET REVENUES	$135	$1,953	$106,719	$(2,088)	$106,719

OPERATING EXPENSES (INCOME):
Station operating expenses	—	—	61,964	(135)	61,829
Depreciation and amortization	256	—	4,116	—	4,372
Corporate general and administrative expenses	3,418	—	19	—	3,437
Time brokerage agreement fees	—	—	1,317	—	1,317
Net gain on sale of assets	—	—	(1,136)	—	(1,136)

Total operating expenses	3,674	—	66,280	(135)	69,819

OPERATING INCOME (LOSS)	(3,539)	1,953	40,439	(1,953)	36,900

OTHER EXPENSE (INCOME):
Interest expense	—	—	6,449	—	6,449
Financing cost of TIDES	1,953	1,953	—	(1,953)	1,953
Interest income	(1)	—	(594)	—	(595)
Equity loss from unconsolidated affiliate	—	—	1,547	—	1,547
Net loss on derivative instruments	—	—	1,827	—	1,827
(Income) loss from equity investment in subsidiaries	(31,133)	—	—	31,133	—

Total other expense	(29,181)	1,953	9,229	29,180	11,181

INCOME (LOSS) BEFORE INCOME TAXES	25,642	—	31,210	(31,133)	25,719

INCOME TAXES PROVISION (BENEFIT)	10,257	—	77	—	10,334

NET INCOME (LOSS)	$15,385	$—	$31,133	$(31,133)	$15,385

	Statements of Cash Flows for the Nine Months Ended September 30, 2002

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(13,839)	$—	$79,250	$—	$65,411

INVESTING ACTIVITIES:
Additions to property and equipment	(53)	—	(6,264)	—	(6,317)
Proceeds from sale of property, equipment and other assets	—	—	2,030	—	2,030
Purchases of radio station assets	—	—	(235,228)	—	(235,228)
Deferred charges and other assets	(63)	—	(408)	—	(471)
Purchase of investments	—	—	(458)	—	(458)
Proceeds from investments	—	—	132	—	132
Station acquisition deposits and costs	—	—	(29,972)	—	(29,972)
Net inter-company loans	(193,119)	—	193,119	—	—

Net cash used in investing activities	(193,235)	—	(77,049)	—	(270,284)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—	195,500	—	195,500
Net proceeds from stock offering	196,413	—	—	—	196,413
Payments on long-term debt	—	—	(132,885)	—	(132,885)
Deferred financing expenses related to bank facility and senior subordinated notes	—	—	(4,643)	—	(4,643)
Proceeds from issuance of common stock related to incentive plans	500	—	—	—	500
Proceeds from exercise of stock options	10,282	—	—	—	10,282

Net cash provided by financing activities	207,195	—	57,972	—	265,167

Net increase in cash and cash equivalents	121	—	60,173	—	60,294
Cash and cash equivalents, beginning of year	1	—	10,750	—	10,751

Cash and cash equivalents, end of period	$122	$—	$70,923	$—	$71,045

12.      STOCK OPTIONS

         The Company accounts for stock-based compensation plans under APB Opinion No. 25 for employees and under FASB No. 123 for non-employees. On June 24, 1998, the Company adopted an Equity Compensation Plan (the “Compensation Plan”). The Compensation Plan allows officers (including those also serving as directors) and other employees, non-employee directors and key advisors and consultants, selected by a Committee of Board of Directors, to receive incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights in the Common Stock of the Company. The restricted stock vests over periods that vary from three to four years. The options vest over a four-year period and expire ten years from the date of grant. The Company has reserved 2.5 million shares plus 10% of the combined classes of Common Stock outstanding at the time of grant for issuance under the Compensation Plan . The Company recognized non-cash compensation expense (1) for the granting of restricted stock and (2) for options granted where the option price is less than the market value of shares on the grant date, for options issued to non-employees, for performance based options and for options where the exercise period was extended for certain members of our board of directors who retired on May 2, 2002.

         During the nine months ended September 30, 2001 and 2002, the Company issued non-qualified options to purchase 852,500 shares and 1,193,432 shares, respectively, of its Class A Common Stock at prices ranging from

$27.75 to $52.05 and $32.18 to $57.15, respectively, per share. All of the options become exercisable over a four-year period. The Company recognized non-cash stock-based compensation expense in the amount of $321,000 and $948,000 for the nine months ended September 30, 2001 and 2002, respectively and $50,000 and $98,000 for the three months ended September 30, 2001 and 2002, respectively. Included in the non-cash stock-based compensation expense for the nine months ended September 30, 2002, was the amount of $650,000 which the Company recognized in connection with a modification that extended the exercise period for grants issued to certain members of the Company’s board of directors who retired on May 2, 2002.

         In connection with awards in 1999, 2000 and 2002 of Restricted Stock which vests over periods that varies from three to four years, the Company recognized non-cash stock-based compensation expense in the amount of $96,000 and $99,000 for the nine months ended September 30, 2001 and 2002, respectively and $32,000 and $33,000 for the three months ended September 30, 2001 and 2002, respectively.

13.      SUBSEQUENT EVENTS

         The Company participated in an arbitration proceeding at the U.S. Copyright Office to determine the amount of the fees that are due from the use of sound recordings in Internet streaming that is described under Note 8. The Company’s Internet streaming of its broadcast signals ceased in May 2002 and on October 20, 2002, the Company paid a nominal amount in fees covering all obligations for such fees for the period ended August 31, 2002.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

         This report contains, in addition to historical information, statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements reflect our current views and are based on certain assumptions. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, but not limited to, the following: (1) the highly competitive nature of, and new technologies in, the radio broadcasting industry; (2) the risks associated with our acquisition strategy generally; (3) the control of us by Joseph M. Field and members of his immediate family; (4) our vulnerability to changes in federal legislation or regulatory policies; (5) our dependence upon our Seattle radio stations; and (6) those matters discussed below. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify these forward-looking statements by our use of words such as “anticipates,” “believes,” “continues,” “expects,” “intends,” “likely,” “may,” “opportunity,” “plans,” “potential,” “project,” “will,” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. Key risks to our company are described in our annual report on Form 10-K filed with the Securities and Exchange Commission. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update these statements or publicly release the result of any revision to these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

         In the following analysis, we discuss broadcast cash flow, broadcast cash flow margin and after tax cash flow. Broadcast cash flow consists of operating income before depreciation and amortization, time brokerage agreement fees, corporate general and administrative expenses and gain or loss on sale of assets. Broadcast cash flow margin represents broadcast cash flow as a percentage of net revenues. After tax cash flow consists of income (loss) before accounting change, plus the following: depreciation and amortization, non-cash compensation expense (which is otherwise included in corporate general and administrative expenses), deferred taxes, the elimination, net of current taxes, of equity loss from unconsolidated affiliate, any gains or losses on sale of assets, investments and derivative instruments. Although broadcast cash flow, broadcast cash flow margin and after tax cash flow are not measures of performance or liquidity calculated in accordance with generally accepted accounting principles, we believe that these measures are useful to an investor in evaluating our performance because they are widely used in the broadcast industry to measure a radio company’s operating performance. However, you should not consider broadcast cash flow, broadcast cash flow margin or after tax cash flow in isolation or as substitutes for net income, operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. In addition, because broadcast cash flow, broadcast cash flow margin and after tax cash flow are not calculated in accordance with generally accepted accounting principles, they are not necessarily comparable to similarly titled measures employed by other companies.

         We calculate same station operating data by comparing the performance of stations operated by us throughout a relevant period to the comparable performance in the prior year’s corresponding period, adjusted for significant contracts that are accounted for by us as separate business units. For the nine month and three month periods ended September 30, 2002 and 2001, same station operating data was adjusted to reflect a sports contract with the Boston Celtics that was terminated last year and a joint sales agreement with KING-FM that was terminated as of February 28, 2002. “Same station broadcast cash flow margin” is the broadcast cash flow margin of the stations included in our same station calculations.

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

Radio Broadcasting Licenses, Goodwill and Other Intangible Assets

         We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of December 31, 2001, we had recorded approximately $1.2 billion in intangible assets, which represented approximately 86% of our total assets. The fair value of these assets is dependent on the performance of our stations. In assessing the recoverability of our indefinite-lived intangible assets, we must conduct annual impairment testing required by SFAS No. 142, which could result in our being required to write down the carrying value of our broadcasting licenses and goodwill in future periods. We completed the transitional non-amortizing intangible asset impairment test for broadcasting licenses and recorded to the statement of operations, a $138.9 million impairment charge, net of a deferred tax benefit of $92.6 million, under the cumulative effect of accounting change for the nine months ended September 30, 2002. We also completed the transitional assessment of goodwill and determined that the carrying amount for each of our markets did not exceed the fair value. Since the carrying amount of each market did not exceed the fair value under the transitional assessment, we do not need to perform the second step of the transitional impairment test and accordingly, we do not expect to record a goodwill impairment charge in 2002. As of September 30, 2002, we had approximately $1.2 billion in intangible assets, which represented approximately 79% of our total assets.

Contingencies and Litigation

         On an on-going basis, we evaluate our exposure related to contingencies and litigation and record a liability when available information indicates that a liability is probable and estimable. We also disclose significant matters that are reasonably possible to result in a loss or are probable but not estimable.

Estimation of Effective Tax Rates

         We evaluate our effective tax rates regularly and adjust rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which we operate, among other factors. Certain of our deferred tax assets are comprised of loss carryforwards for federal and state income tax filing purposes for which recovery is dependent on the amount and timing of taxable income we ultimately generate in the future, as well as other factors. We could recognize no benefit from our deferred tax assets or we could recognize the maximum benefit which is in accordance with our current estimate. Also, tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. We believe our estimate of the value of our tax contingencies is a critical accounting estimate as it contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued.

Recent Events

         Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” that requires goodwill and certain other intangibles not be amortized. Amortization of costs associated with the acquisition of radio stations has historically been a significant factor in determining our overall profitability. However, with the adoption of SFAS No. 142, amortization expense was greatly reduced for the nine months and three months ended September 30, 2002, as we discontinued the amortization of broadcasting licenses and goodwill under the provisions of SFAS No. 142. The amortization expense for broadcasting licenses and goodwill for the nine months and three months ended September 30, 2001, was $24.9 million and $8.3 million, respectively. In addition, under the provisions of SFAS No. 142 we completed the transitional non-amortizing intangible asset impairment test for broadcasting licenses and recorded to the statement of operations, a $138.9 million charge, net of a deferred tax benefit of $92.6 million, under the cumulative effect of accounting change for the nine months ended September 30, 2002.

         On February 1, 2002, we entered into an agreement effective as of February 28, 2002, to terminate our joint sales agreement for KING-FM in the Seattle, Washington radio market, that was due to expire on June 30, 2002.

         On February 8, 2002, we acquired from WCCB-TV, Inc., a subsidiary of Bahakel Communications, Ltd., the assets of WOZN-FM (formerly WKSI-FM) and WPET-AM, serving the Greensboro, North Carolina radio market, for a purchase price of $20.8 million, of which $1.0 million was paid as a deposit on November 29, 2001 and the balance was financed from borrowings under our Bank Facility’s Revolver. On December 5, 2001, we began operating these stations under a time brokerage agreement. The closing of this transaction increased our ownership to six radio stations in the Greensboro, North Carolina radio market. We recorded goodwill of $6.8 million in connection with this purchase. We anticipate that with this acquisition and the stations’ position in the market, we can compete more effectively by increasing our cluster share of market revenues.

         On February 12, 2002, we entered into an agreement with subsidiaries of Emmis Communications Corporation to acquire the assets of KALC-FM, serving the Denver, Colorado radio market, for a purchase price of $88.0 million in cash, of which we paid $8.8 million as a deposit on February 15, 2002 and the balance was paid from cash on hand. On March 16, 2002, we began operating this station under a time brokerage agreement. This transaction closed on May 1, 2002. We recorded goodwill of $45.5 million in connection with this purchase. We anticipate that with the addition of KALC-FM and its position in the market, to the three other stations we operate in the Denver market, will allow us to compete more effectively by increasing our cluster share of market revenues.

         On February 27, 2002, we entered into an underwriting agreement to sell 3,500,000 shares of our Class A common stock. We completed this offering on March 5, 2002 and sold 3,500,000 shares of our Class A common stock at a price per share of $51.25. The underwriting agreement included an option by the underwriters to purchase within 30 days up to 525,000 additional shares of our Class A common stock to cover over-allotments. On March 6, 2002, the underwriters exercised their option to purchase 525,000 shares of our Class A common stock at a price per share of $51.25. We completed this offering pursuant to the over-allotment option on March 8, 2002. The net proceeds to us for both offerings, after deducting underwriting discounts and other offering expenses, were approximately $196.4 million. The proceeds were used to reduce our outstanding indebtedness in the amount of $93.5 million under the Bank Facility’s Revolver, to finance acquisitions and general corporate purposes.

         On February 27, 2002, we entered into an underwriting agreement to sell $150.0 million of 7.625% senior subordinated notes due March 1, 2014. We completed this offering on March 5, 2002 and received net proceeds of $145.7 million. There were approximately $4.3 million in deferred offering costs recorded in connection with the sale, which are being amortized to interest expense over the life of the notes using the effective interest rate method. The proceeds were used to finance acquisitions, general corporate purposes and working capital.

         On May 2, 2002, the Board of Directors appointed David J. Field, formerly President and Chief Operating Officer, as President and Chief Executive Officer. The position of Chief Executive Officer was formerly held by the Chairman of the Board, Joseph M. Field, who will continue as Chairman of the Board.

         On May 2, 2002, the Company recognized non-cash compensation expense of $650,000 for the nine months ended September 30, 2002 in connection with a modification that extends the exercise period for stock options issued to certain members of the Company’s board of directors who retired on May 2, 2002.

         On June 21, 2002, upon the recommendation by the Audit Committee, the Board of Directors dismissed Arthur Andersen LLP as our independent public accountants and named PricewaterhouseCoopers LLP as our new independent public accountants.

         On July 23, 2002, we sold the assets of KQAM-AM in Wichita, Kansas, to ABC, Inc., for $2.0 million in cash, resulting in a gain of $1.3 million. The sale of this station decreased our ownership to six radio stations serving the Wichita, Kansas radio market.

         On July 24, 2002, we acquired the assets of KOSI-FM and KEZW-AM serving the Denver, Colorado radio market from Tribune for $125.0 million in cash. The source of the funds used to complete the transaction was as follows: (1) $110.5 million was paid from cash on hand; (2) $12.5 million of the purchase price was applied against an $18.0 million deposit made on January 2, 2002 to Tribune; and (3) $2.0 million was used from the proceeds of the sale of KQAM-FM. The Option Agreement with Tribune, dated December 24, 2001, provided for the purchase of the assets of KOSI-FM, KEZW-AM and KQMT-FM (formerly KKHK-FM) serving the Denver, Colorado radio market, for a purchase price of $180.0 million in cash. On May 8, 2002, the Option Agreement was amended to facilitate the closing of KOSI-FM and KEZW-AM for $125.0 million. We recorded goodwill of $71.9 million in connection with this purchase. We anticipate that with the addition of KOSI-FM and KEZW-AM and their position in the market, to the two other stations we operate in the Denver market, we can compete more effectively by increasing our cluster share of market revenues. A time brokerage agreement, which commenced for all three stations on February 1, 2002, will continue for KQMT-FM for a period of up to approximately three years at Tribune’s option. Under the amended Option Agreement, we may exercise an option to close on KQMT-FM, for $55.0 million in cash after the earlier of the receipt of a notice from Tribune or December 24, 2005. The closing of KQMT-FM is also conditioned on the approval of the Federal Communications Commission. Assuming the completion of the acquisition of KQMT-FM from Tribune, we will own four radio stations serving the Denver, Colorado radio market.

         During August 2002, the managers and members of Local Media Internet Ventures, LLC (“LMIV”), of which we were an equity holder with an approximate 30% interest, agreed to discontinue operations. Our investment as of December 31, 2001 was $8.7 million and we had recorded cumulative losses of $5.8 million for the periods through December 31, 2001 in the statement of operations under equity loss from unconsolidated affiliate. Our remaining investment in LMIV was written off as of September 30, 2002 and we recorded a loss from unconsolidated affiliate of $2.9 million and $3.4 million for the nine months ended September 30, 2001 and 2002, respectively, and $1.0 million and $1.5 million for the three months ended September 30, 2001 and 2002, respectively. Included in the equity loss from unconsolidated affiliate as reflected above for the nine months and three months ended September 30, 2002, were our pro rata share of the costs associated with closing the business, for which a contribution of $0.4 million was paid to LMIV by us on September 6, 2002.

         On September 10, 2002, our Chairman, Joseph M. Field, adopted a Planned Diversification Program pursuant to SEC Rule 10b5-1 to sell through an independent broker-dealer up to one million shares of our Class B common stock over the course of the next twelve months. Upon public sale, the Class B common Stock is automatically converted into shares of our Class A Common Stock. As of September 30, 2002, 344,000 shares of Class B were sold under the Program and converted into shares of Class A common stock. Assuming the sale of the entire one million shares under the Program, Mr. Field will remain our largest shareholder.

Results of Operations

         Our results of operations represent the operations of the radio stations owned or operated pursuant to time brokerage agreements or joint sales agreements during the relevant periods. The following is a discussion of our results of operations for the nine months and three months ended September 30, 2002 and, 2001, and should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.

         Several factors affected our results of operations for the nine months and three months ended September 30, 2002 that did not affect the corresponding period of the prior year. During the nine months and three months ended September 30, 2002: (1) we acquired on July 24, 2002 for $125.0 million two radio stations that on February 1, 2002 we began operating in Denver under a time brokerage agreement, that contributed to higher net revenues, station operating expenses, depreciation and amortization expense, time brokerage fees and lower interest income; (2) we began operating a radio station on February 1, 2002 in Denver under a time brokerage agreement that contributed to higher net revenues, station operating expenses and time brokerage fees; (3) we acquired on May 1, 2002 for $88.0 million a radio station in Denver, that on March 16, 2002 we began operating under a time brokerage agreement, that contributed to higher net revenues, station operating expenses, depreciation and amortization expense, time brokerage fees and lower interest income; (4) we acquired on February 8, 2002 for $20.8 million two radio stations in Greensboro that on December 5, 2001 we began operating under a time brokerage agreement, that contributed to higher net revenues, station operating expenses, depreciation and amortization and interest expense; (5) we terminated as of February 28, 2002, our joint sales agreement for KING-FM in Seattle, that contributed to lower net revenues and station operating expenses during 2002; (6) we did not renew our rights to broadcast the Boston Celtics or sell the advertising in these broadcasts under a contract that expired during the second quarter of 2001, that contributed to lower net revenues and lower station operating expenses during 2002; (7) we received net proceeds of $196.4 million from an equity offering and net proceeds of $145.7 million from the offering of senior subordinated notes, a portion of which the proceeds of these notes was used for reducing outstanding indebtedness under our Revolver, which resulted in decreased interest expense during 2002; (8) we allowed derivatives designated as cash flow hedges with a total notional amount of $198.0 million to expire during 2002 without entering into new derivatives, which contributed to lower interest expense during 2002; (9) we wrote down our remaining investment in LMIV and incurred additional costs associated with closing the business, that contributed to a higher equity loss from an unconsolidated affiliate; (10) we discontinued the amortization of broadcasting licenses and goodwill effective January 1, 2002, which significantly reduced our amortization expense during 2002; and (11) we extended the period of exercise for stock options issued to certain members of the Company’s board of directors who retired on May 2, 2002, that contributed to higher non-cash compensation costs.

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

Net Revenues: Net revenues increased 16.1% to $289.4 million for the nine months ended September 30, 2002 from $249.2 million for the nine months ended September 30, 2001. Of this increase, $17.3 million is attributed to our acquisitions of stations in the Denver and Greensboro markets, net of the termination of contracts for KING-FM and the Boston Celtics and the disposition of a Wichita station. On a same station basis, net revenues increased 9.0% to $270.7 million from $248.4 million. Same station net revenues increased primarily due to: (1) an improvement in the advertising sector of the economy which resulted in increased sales in most of our markets, with New Orleans, Sacramento and Kansas City contributing most to our overall improvement and, to a lesser extent, (2) comparison to the prior year’s third quarter that included the events of September 11, 2001 whereby radio advertising was severely curtailed for several days and the postponement in the prior year’s third quarter of a week’s worth of advertising in connection with contracts for sporting events that were moved to the fourth quarter of 2001 due to the events of September 11, 2001.

Station Operating Expenses: Station operating expenses increased 11.5% to $170.7 million for the nine months ended September 30, 2002 from $153.0 million for the nine months ended September 30, 2001. Of this increase, $6.5 million is attributed to acquisitions of stations in the Denver and Greensboro markets, net of the termination of contracts for KING-FM and the Boston Celtics and the disposition of a Wichita station. On a same station basis, station operating expenses increased 6.6% to $160.9 million from $150.9 million. Same station operating expenses increased due to an increase in the variable expenses associated with the increase in same station net revenues for the reasons described above and an overall increase in promotional expenses, offset by cost reduction efforts.

Depreciation and Amortization Expenses: Depreciation and amortization expenses decreased 65.6% to $11.7 million for the nine months ended September 30, 2002 from $34.0 million for the nine months ended September 30, 2001. The decrease was mainly attributable to the adoption effective as of January 1, 2002 of SFAS No. 142, “Goodwill and Other Intangible Assets,” as described more fully in the footnotes to the condensed financial statements under Recent Accounting Pronouncements. Adoption of this accounting standard had the impact of eliminating our amortization expense for goodwill and broadcasting licenses. For comparison purposes, for the nine months ended September 30, 2001, we recorded amortization expense for goodwill and broadcasting licenses of $24.9 million. We completed the transitional non-amortizing intangible asset impairment test for broadcasting licenses and recorded to the statement of operations, a $138.9 million charge, net of a deferred tax benefit of $92.6 million, as a cumulative effect of accounting change. We also completed the transitional assessment of goodwill and determined that the carrying amount of each of our markets did not exceed the fair value. Since the carrying amount of each market did not exceed the fair value under the transitional assessment, we do not need to perform the second step of the transitional impairment test and accordingly, we do not expect to record a goodwill impairment charge in 2002.

Corporate General and Administrative Expenses: Corporate general and administrative expenses, which includes non-cash compensation expense, increased 14.1% to $10.7 million for the nine months ended September 30, 2002 from $9.4 million for the nine months ended September 30, 2001. Exclusive of non-cash compensation expense, corporate general and administrative expenses increased 7.7% to $9.7 million for the nine months ended September 30, 2002 from $9.0 million for the nine months ended September 30, 2001. The increase was primarily due to inflation, the addition of several new staff positions and the costs associated with an increase in the number of stations owned or operated during this period as compared to the prior period, partially offset by cost containment measures. Non-cash compensation expense increased 151.1% to $1.0 million for the nine months ended September 30, 2002 from $0.4 million for the nine months ended September 30, 2001. The increase in non-cash compensation expense was primarily due to the recognition of $0.7 million in non-cash compensation expense from the May 2, 2002 modification of option grants for retiring members of our board of directors.

Interest Expense: Interest expense, including the financing cost of our 6.25% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES) and amortization of deferred financing costs, decreased 11.6% to $25.0 million for the nine months ended September 30, 2002 from $28.2 million for the nine months ended September 30, 2001. The decrease in interest expense was mainly attributable to (1) the expiration at various times during the nine months ended September 30, 2002 of derivatives designated as cash flow hedges with a total notional amount of $198.0 million that effectively fixed our variable rate debt between 6.0% and 6.3%; (2) a reduction of $93.5 million in our outstanding indebtedness as of March 5, 2002 from a portion of the cash proceeds from our equity offering; and (3) an overall reduction in interest rates from the prior year period, offset by the increase in interest expense from the $150.0 million 7.625% Senior Subordinated Notes issued on March 5, 2002.

Income Before Income Taxes and Accounting Changes: Income before income tax and accounting changes increased to $61.9 million for the nine months ended September 30, 2002 from $20.5 million for the nine months ended September 30, 2001. The increase in the income before income taxes and accounting change is mainly attributable to: (1) the impact of eliminating our amortization expense for goodwill and broadcasting licenses which accounted for $24.9 million of our depreciation and amortization expense in the prior year period; (2) improvement in net revenues, net of an increase in operating expenses, for the reasons described above; and (3) a reduction in interest expense as a result of the factors described above under interest expense, offset by an increase in net expense from time brokerage agreement fees and an increase in the net loss from derivative instruments.

Net Income (Loss): We had a net loss of $101.9 million for the nine months ended September 30, 2002 in comparison to net income of $11.6 million for the nine months ended September 30, 2001. The decrease in net income is mainly attributable to a $138.9 million impairment charge, net of a deferred tax benefit of $92.6 million, under the cumulative effect of accounting change as an accumulated transition adjustment attributable to the adoption on January 1, 2002 of SFAS No. 142, “Goodwill and Other Intangible Assets”, which was offset by a $24.8 million increase in income before accounting changes, for the reasons described above, net of taxes.

Other Data

Broadcast Cash Flow: Broadcast cash flow increased 23.4% to $118.7 million for the nine months ended September 30, 2002 from $96.2 million for the nine months ended September 30, 2001. Of this increase, $10.8 million is attributed to our acquisitions, net of the termination of contracts for KING-FM and the Boston Celtics and the disposition of a Wichita station. In addition, on a same station basis, broadcast cash flow increased 40.6% to $109.9 million from $97.5 million for the same reasons that same station net revenues increased, net of an increase in operating expenses, which are described above.

Broadcast Cash Flow Margin: The broadcast cash flow margin increased to 41.0% for the nine months ended September 30, 2002 from 38.6% for the nine months ended September 30, 2001. On a same station basis, our broadcast cash flow margin increased to 40.6% from 39.3%. The increase is primarily attributable to the same reasons that same station net revenues, net of an increase in operating expenses, and same station broadcast cash flow increased, which are described above.

After Tax Cash Flow: After tax cash flow increased 19.9% to $75.5 million for the nine months ended September 30, 2002 from $63.0 million for the nine months ended September 30, 2001. The increase in after tax cash flow was positively affected by: (1) the increase in broadcast cash flow for the reasons described above; (2) the federal and state tax deductions from an increase in amortization and depreciation expense attributable to the purchase of radio station assets during the current period; and (3) the decrease in interest expense, net of tax, for the reasons described above under interest expense, offset by an increase in time brokerage agreement fees.

Three months ended September 30, 2002 compared to the three months ended September 30, 2001

Net Revenues: Net revenues increased 25.4% to $106.7 million for the three months ended September 30, 2002 from $85.1 million for the three months ended September 30, 2001. Of this increase, $7.3 million is attributed to our acquisitions of stations in the Denver and Greensboro markets, net of the termination of contracts for KING-FM and the Boston Celtics and the disposition of a Wichita station. On a same station basis, net revenues increased 15.5% to $106.7 million from $92.4 million. Same station net revenues increased primarily due to: (1) an improvement in the advertising sector of the economy which resulted in increased sales in most of our markets, with Seattle, Portland and Kansas City contributing most to our overall improvement; (2) comparison to the prior year’s quarter that included the events of September 11, 2001 whereby radio advertising was severely curtailed for several days; and (3) the postponement in the prior year’s quarter of a week’s worth of advertising in connection with contracts for sporting events that were moved to the fourth quarter of 2001 due to the events of September 11, 2001.

Station Operating Expenses: Station operating expenses increased 17.5% to $61.8 million for the three months ended September 30, 2002 from $52.6 million for the three months ended September 30, 2001. Of this increase, $2.7 million is attributed to our acquisitions of stations in the Denver and Greensboro markets, net of the termination of contracts for KING-FM and the Boston Celtics and the disposition of a Wichita station. On a same station basis, station operating expenses increased 11.3% to $61.8 million from $55.5 million. Same station operating expenses increased due to an increase in the variable expenses associated with the increase in same station net revenues for the reasons described above, an increase in promotional expenses and a higher than inflationary increase in general liability and employee group insurance, offset by cost reduction efforts.

Depreciation and Amortization Expenses: Depreciation and amortization expenses decreased 61.9% to $4.4 million for the three months ended September 30, 2002 from $11.5 million for the three months ended September 30, 2001. The decrease was mainly attributable to the adoption effective as of January 1, 2002 of SFAS No. 142, “Goodwill and Other Intangible Assets,” as described more fully in the footnotes to the condensed financial statements under Recent Accounting Pronouncements. Adoption of this accounting standard had the impact of eliminating our amortization expense for goodwill and broadcasting licenses. For comparison purposes, for the three months ended September 30, 2001, we recorded amortization expense for goodwill and broadcasting licenses of $8.3 million.

Corporate General and Administrative Expenses: Corporate general and administrative expenses, which includes non-cash compensation expense, increased 17.7% to $3.4 million for the three months ended September 30, 2002 from $2.9 million for the three months ended September 30, 2001. Exclusive of non-cash compensation expense, corporate general and administrative expenses increased 16.5% to $3.3 million for the three months ended September 30, 2002 from $2.8 million for the three months ended September 30, 2001. The increase was primarily due to inflation, the addition of several new staff positions and an increase in the costs associated with an increase in the number of stations owned or operated during this period as compared to the prior period, partially offset by cost containment measures. Non-cash compensation expense remained flat at $0.1 million for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

Interest Expense: Interest expense, including the financing cost of our 6.25% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES) and amortization of deferred financing costs, decreased 5.4% to $8.4 million for the three months ended September 30, 2002 from $8.9 million for the three months ended September 30, 2001. The decrease in interest expense was mainly attributable to (1) the expiration during 2002 of derivatives designated as cash flow hedges with a total notional amount of $198.0 million, including $60.0 million on July 25, 2002, that effectively fixed our variable rate debt between 6.0% and 6.3%; (2) a reduction of $93.5 million in our outstanding indebtedness as of March 5, 2002 from a portion of the cash proceeds from our equity offering; (3) an overall reduction in interest rates from the prior year period, offset by the increase in interest expense from the $150.0 million 7.625% Senior Subordinated Notes issued on March 5, 2002.

Income Before Income Taxes: Income before income taxes increased to $25.7 million for the three months ended September 30, 2002 from $6.9 million for the three months ended September 30, 2001. The increase in the income before income taxes is mainly attributable to: (1) the impact of eliminating our amortization expense for goodwill and broadcasting licenses which accounted for $8.3 million of our depreciation and amortization expense in the prior year period; (2) improvement in net revenues, net of an increase in operating expenses, for the reasons described above; and (3) a reduction in interest expense as a result of the factors described above under interest expense, offset by an increase in net expense from time brokerage agreement fees.

Net Income: Net income increased to $15.4 million for the three months ended September 30, 2002 from $4.1 million for the three months ended September 30, 2001. The increase in net income is mainly attributable to the factors described above, net of income taxes.

Other Data

Broadcast Cash Flow: Broadcast cash flow increased 38.1% to $44.9 million for the three months ended September 30, 2002 from $32.5 million for the three months ended September 30, 2001. Of this increase, $4.6 million is attributed to our acquisitions of stations in the Denver and Greensboro markets, net of the termination of contracts for KING-FM and the Boston Celtics and the disposition of a Wichita station. On a same station basis, broadcast cash flow increased 21.7% to $44.9 million from $36.9 million for the same reasons that same station net revenues increased, net of an increase in operating expenses, which are described above.

Broadcast Cash Flow Margin: The broadcast cash flow margin increased to 42.1% for the three months ended September 30, 2002 from 38.2% for the three months ended September 30, 2001. On a same station basis, our broadcast cash flow margin increased to 42.1% from 40.0%. The increase is primarily attributable to the same reasons that same station net revenues, net of an increase in operating expenses, and same station broadcast cash flow increased, which are described above.

After Tax Cash Flow: After tax cash flow increased 37.4% to $29.6 million for the three months ended September 30, 2002 from $21.5 million for the three months ended September 30, 2001. The increase in after tax cash flow was positively affected by: (1) the increase in broadcast cash flow for the reasons described above; (2) the federal and state tax deductions from an increase in amortization and depreciation expense attributable to the purchase of radio station assets during the current period; and (3) the decrease in interest expense, net of tax, for the reasons described above under interest expense, offset by an increase in time brokerage agreement fees.

Liquidity and Capital Resources

         Historically we have used a significant portion of our capital resources to consummate acquisitions. Generally, these acquisitions are funded from one or a combination of the following sources: (1) our bank facility (described below); (2) the sale of securities; (3) the swapping of our radio stations in transactions which qualify as “like-kind” exchanges under Section 1031 of the Internal Revenue Code; (4) internally-generated cash flow; and (5) cash and cash equivalents on hand.

         Net cash flows provided by operating activities were $65.4 million and $57.2 million for the nine months ended September 30, 2002 and 2001, respectively. Changes in our net cash flows provided by operating activities are primarily a result of changes in advertising revenues and station operating expenses, which are affected by the acquisition and disposition of radio stations during those periods. For the nine months ended September 30, 2002, cash flows provided by operating activities were positively affected by an improvement in net revenues, net of station operating expenses and new stations owned or operated by us during this period, offset by a net increase in outstanding accounts receivable of $18.0 million for the same reasons that cash flows provided by operating activities were positively affected during this period. For the nine months ended September 30, 2001, cash flows were negatively affected by the general weakness in the advertising sector and the effect of the tragic events of September 11, 2001, whereby radio advertising was severely curtailed for several days.

         Net cash flows used in investing activities were $270.3 million and $12.5 million for the nine months ended September 30, 2002 and 2001, respectively. Net cash flows provided by financing activities were $265.2 million for the nine months ended September 30, 2002 and net cash flows used in financing activities were $45.1 million for the nine months ended September 30, 2001. The cash flows for the nine months ended September 30, 2002 reflect acquisitions of radio station assets, deposits for pending acquisitions and the consummation of debt and equity offerings, net of a reduction in outstanding indebtedness. The cash flows for the nine months ended September 30, 2001 reflect additions to property and equipment, investments consummated and the net increase in payments of long-term debt.

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

         On a continuing basis, credit rating agencies such as Moody’s Investor Services and Standard and Poor’s evaluate our debt. As a result of their review, our credit rating could change. Management believes that any significant downgrade in our credit rating could adversely impact on our future liquidity. The effect of a change in the credit rating includes, but is not limited to, interest rate changes under any future bank facilities, debentures, notes or other types of debt

         As of September 30, 2002, we had $71.0 million in cash and cash equivalents. During the nine months ended September 30, 2002, we increased our net outstanding debt by $62.6 million as a result of the issuance of $150.0 million of senior subordinated notes, offset by the net reduction in outstanding indebtedness of $87.4 million. We also acquired radio station assets in the amount of $235.2 million and increased our acquisition deposits and costs in the amount of $30.0 million. As of September 30, 2002, we had $300.6 million of borrowings outstanding under our bank facility in addition to outstanding letters of credit in the amount of $13.9 million and $150.0 million in senior subordinated notes. In September 2002, we repaid $12.2 million of principal under our term loan that was required to be repaid by December 31, 2002. We expect to use the credit available of $298.9 million under the revolving credit facility, subject to defined revolving commitment reductions as described below and subject to compliance with the covenants under the bank facility at the time of borrowing, and cash on hand to fund pending and future acquisitions.

         Under our universal shelf registration statement, since we did not issue the full amount available, we may from time to time, subject to market conditions, offer and issue debentures, notes, bonds and other evidence of indebtedness in an amount up to $100.0 million and shares of our Class A common stock and/or preferred stock in an aggregate offering price of up to $43.7 million. Unless otherwise described in future prospectus supplements, we expect to use the net proceeds from any future sale of securities, if any, registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, capital expenditures, repayment or redemption of existing indebtedness, or acquisitions.

         In addition to debt service and quarterly distributions under the TIDES, our principal liquidity requirements are for working capital and general corporate purposes, including capital expenditures, and, if appropriate opportunities arise, acquisitions of additional radio stations. Capital expenditures for the nine months ended September 30, 2002, were $6.3 million. We estimate that an additional amount of capital expenditures for the balance of 2002 will be between $2.5 and $4.0 million and we anticipate that our capital expenditure needs for 2003 will not differ materially from the current year. We believe that cash on hand and cash from operating activities, together with available borrowings under our bank facility revolver, should be sufficient to permit us to meet our financial obligations and fund our operations. However, we may require additional financing for future acquisitions, if any, and we cannot assure you that we will be able to obtain such financing on terms considered favorable by us.

         We entered into our bank facility as of December 16, 1999, with a syndicate of banks for $650.0 million in senior credit consisting of: (1) $325.0 million in a reducing revolving credit facility and (2) $325.0 million in a multi-draw term loan that was fully drawn as of September 29, 2000. Our bank facility was established to: (1) refinance existing indebtedness; (2) provide working capital; and (3) fund corporate acquisitions. At our election, interest on any outstanding principal accrues at a rate based on either LIBOR plus a spread that ranges from 0.75% to 2.375% or on the prime rate plus a spread of up to 1.125%, depending on our leverage ratio. Under the bank facility, the reducing revolving credit facility and the multi-draw term loan mature on September 30, 2007 and reduce on a quarterly basis beginning September 30, 2002 in amounts that vary from $12.2 million to $16.3 million for each loan. We anticipate that we will meet these quarterly debt reduction commitments through one or more of the following: (1) cash flows from operations; (2) additional permitted borrowings, if any, under the reducing revolving credit facility; (3) cash on hand; and (4) other debt or equity offerings. The bank facility requires that we comply with certain financial covenants and leverage ratios that are defined terms within the agreement and compliance with these terms affects our ability to draw down under the revolver. Certain of these financial covenants and leverage ratios include but are not limited to the following: (1) total debt to operating cash flow, (2) operating cash flow to interest expense, (3) operating cash flow to pro forma debt service and (4) operating cash flow to fixed charges. Management believes we are in compliance with all of the terms of the agreement. Failure to comply with our financial covenants or other terms of the agreement could result in the acceleration of the maturity of our outstanding debt. The bank facility also provides that through December 31, 2002, we may solicit incremental loans up to $350.0 million, thereby increasing the bank facility to a total of $1.0 billion. This incremental borrowing is subject to syndicate approval and is governed under the same terms as the existing bank facility.

Summary Disclosures about Contractual Obligations and Commercial Commitments

         The following tables reflect a summary of our contractual cash obligations and other commercial commitments for the remainder of the year 2002 and thereafter:

	Payments due by period

	(amounts in thousands)

Contractual Cash Obligations:	Total	10/01/2002 to 12/31/2002	1 to 3 years	4 to 5 years	After 5 years

Long-term debt (1)	$300,938	$8	$186,919	$113,781	$230
TIDES (2)	125,000	—	—	—	125,000
Senior subordinated notes (3)	150,000	—	—	—	150,000
Operating leases	53,030	1,539	19,632	10,920	20,939
Sports programming	47,600	4,267	35,909	7,424	—
On-air talent	30,347	4,523	24,266	1,357	201
Television advertising	3,513	550	2,963	—	—
Other operating contracts	11,282	1,790	9,342	150	—

Total Contractual Cash Obligations	$721,710	$12,677	$279,031	$133,632	$296,370

(1)	Under our bank facility, the maturity on our outstanding debt could be accelerated if we do not maintain certain covenants.

(2)	Entercom Communications Capital Trust, our wholly-owned subsidiary pays quarterly calendar distributions. The TIDES represent undivided preferred beneficial ownership interest in the assets of the trust. The trust used the proceeds from the sale of the TIDES to purchase from us an equal amount of 6.25% Convertible Subordinated Debentures due 2014. Under certain circumstances, the TIDES could be redeemed in cash by us at our option or converted to equity at the holder’s option.

(3)	Entercom Radio, LLC, our wholly-owned subsidiary pays interest semi-annually in arrears on March 1, and September 1, at the rate of 7.625% on Notes in denominations of $1,000 each, due March 1, 2014. Under certain circumstances, the Notes could be redeemed in cash by us at our option prior to the due date of the Notes.

	Amount of Commitment Expiration Per Period

	(amounts in thousands)

	Total amounts committed	10/01/2002 to 12/31/2002	1 to 3 years	4 to 5 years	After 5 years

Other Commercial Commitments
Letters of Credit (1)	$13,870	$6,200	$7,670	$—	$—
Guarantee (2)	1,721	133	1,588	—	—
Partnership (3)	538		538	—	—
Derivatives (4)	5,096	—	768	—	4,328
Pending transactions (5)	74,500	—	74,500	—	—

Total Other Commercial Commitments	$95,725	$6,333	$85,064	$—	$4,328

(1)	Under several different agreements, we are obligated to provide a letter of credit for: (a) a sports contract; (b) a court order in connection with the pending acquisition of KWOD-FM from Royce, as described below under Part II, Item 1, Legal Proceedings (we cannot determine if and when the transaction might be completed or if we will be permitted to operate the station under a time brokerage agreement); and (c) a general insurance policy.

(2)	We have a contingent liability to the national sales representative of the former owner of one of our markets. This obligation is the responsibility of our current national sales representative and arose in connection with our acquisition of the stations involved.

(3)	Under a partnership agreement, carried as an investment, we are obligated to increase our investment.

(4)	At September 30, 2002, we have interest rate transactions outstanding where we agree with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional amount against the variable debt. The notional amount outstanding at September 30, 2002 was $65.0 million. The marked to market valuation is determined by using quoted market prices from the counter-parties to these agreements. Under certain circumstances, the interest rate transaction liability of $5.1 million at September 30, 2002, could be due and payable prior to the expiration of the agreements.

(5)	We currently have outstanding pending acquisitions to acquire: (1) KQMT-FM from Tribune for a purchase price of $55.0 million, of which $5.5 million of the purchase price was applied against an $18.0 million deposit made on January 2, 2002 to Tribune and (2) KWOD-FM from Royce for a purchase price of $25.0 million, of which $24.8 million has been placed in an escrow account under a court order (we cannot determine if and when the transaction might be completed or if we will be permitted to operate the station under a time brokerage agreement).

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

         In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. In the past, we have reflected losses from extinguishments of debt an extraordinary items. Under SFAS No. 145, debt extinguishments are often routine, recurring transactions and in most circumstances would require treatment other than as an extraordinary item. Adoption of SFAS No. 145 by the Company will be effective on January 1, 2003. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. We do not believe that the adoption of SFAS No. 145 will materially impact our financial position, cash flows or results of operations.

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

Regulatory Disclosures

         On October 10, 2002 the Federal Communications Commission adopted standards and procedures to allow operation of radio stations using the In Band On Channel (“IBOC”) digital radio broadcasting system developed by iBiquity Digital Corporation for FM and daytime AM broadcasting. It is anticipated that radio stations will begin installing and operating IBOC systems over the course of the next several years. The IBOC systems are expected to provide significant improvements in broadcast signal quality for listeners with digital receivers. The installation costs of IBOC equipment at our stations that plan to convert to this system in 2003 are estimated to be $1.0 million and are included in our capital expenditure estimate for 2003.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

         Under certain bank facility covenants that are measured periodically, we may be required from time to time to protect ourselves from interest rate fluctuations through the use of derivative rate hedging instruments. As a result, we have entered into interest rate transactions with various banks, which we call the rate hedging transactions, designed to mitigate our exposure to significantly higher floating interest rates. These transactions are referred to as a “collar” or a “swap”. A collar consists of a rate cap agreement that establishes an upper limit or “cap” for the base LIBOR rate and a rate floor agreement that establishes a lower limit or “floor” for the base LIBOR rate. Collar agreements covering a rate cap and a rate floor have been entered into simultaneously with the same bank. Swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and the bank pay to us a variable rate equal to three-month LIBOR. As of September 30, 2002, we have rate hedging transactions in place for a total notional amount of $65.0 million. The fair value of the rate hedging transactions at September 30, 2002, based upon current market rates, is included as derivative instruments in current liabilities and other long-term liabilities according to the respective maturity date of the instrument.

         Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party. To minimize this risk, we select high credit quality counter-parties. We do not anticipate nonperformance by such counter-parties, and no material loss would be expected in the event of the counter-parties’ nonperformance. All of the rate hedging transactions are tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The valuation for each of these rate hedging transactions is affected by the change in the three-month LIBOR rate and the forward interest rate to maturity. Any increase in the three-month LIBOR rate or the forward interest rate to maturity results in a more favorable valuation, while any decrease in the three-month LIBOR rate or forward interest rate to maturity results in a less favorable valuation for each of the rate hedging transactions. The three-month LIBOR rate and the forward interest rate to maturity at September 30, 2002 was lower as compared to the rate at December 31, 2001. The increase in market value liability of the instruments as of September 30, 2002, was due primarily to a reduction in the forward interest rate to maturity for each of the transactions and a marginal decrease in LIBOR rates, offset by the expiration of $198.0 million in rate hedging transactions. Effective January 1, 2001, we adopted the Financial Accounting Standards Board’s

Statement of Accounting Standards No. 133 entitled “Accounting for Derivative and Hedging Activities,” that was amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 established accounting and reporting standards for (1) derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives and (2) hedging activities.

         See also additional disclosures regarding “Liquidity and Capital Resources” made under Item 2 above.

ITEM 4.	Controls and Procedures

         Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, and there has not been any corrective action with regard to significant deficiencies and material weaknesses.

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings

         We are from time to time involved in litigation incidental to the conduct of our business, but we are not a party to any lawsuit or proceeding that, in our opinion, is likely to have a material adverse effect on us.

         We entered into a preliminary agreement on February 6, 1996, to acquire the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation (“Royce”), subject to approval by the FCC, for a purchase price of $25.0 million. Notwithstanding our efforts to pursue this transaction, Royce has been non-responsive. On July 28, 1999, we commenced a legal action seeking to enforce this agreement. After a trial in November 2001, the California Superior Court ruled that the February 1996 agreement was enforceable and that the court would order specific performance of the agreement to sell KWOD. On April 30, 2002, the Court issued an Interlocutory Judgment ordering, among other things (i) that Royce sign all documents necessary to transfer the assets relating to KWOD to us and to complete such transfer in exchange for the $25.0 million purchase price, less the amount of our damages to be determined by the court and (ii) that we place $24.8 million in cash and a $7.5 million irrevocable standby letter of credit in an escrow account pending the transfer of the KWOD assets, the determination of our damages and the outcome of Royce’s appeal. Royce has filed a petition in the California Court of Appeals challenging this Interlocutory Judgment. The California Court of Appeals has temporarily stayed the Interlocutory Judgment. We continue to pursue a final judgment for specific performance. We estimate that the impact of an unfavorable outcome will not materially impact our financial position, results of operations or cash flows. We cannot determine if and when the transaction might be completed.

         In October 1999, The Radio Music License Committee, of which we are a participant, filed a motion in the New York courts against Broadcast Music, Inc. commencing a rate-making proceeding, on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees. The trial of the rate court proceeding has been adjourned as RMLC and BMI are engaged in settlement discussions, with the outcome of this matter undetermined at this time. The RMLC is also currently in negotiations with the American Society of Composers, Authors and Publishers (“ASCAP”) on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees. We are currently operating under interim license agreements with BMI and ASCAP for the periods commencing January 1, 1997 and January 1, 2001, respectively, at the rates and terms reflected in prior agreements. We estimate that the impact of an unfavorable outcome of the motion against BMI or the current negotiations with ASCAP will not materially impact our financial position, results of operations or cash flows.

         In December 2000, the U.S. Copyright Office, under the Digital Millennium Copyright Act, issued a final rule that AM and FM radio broadcast signals transmitted simultaneously over a digital communications network, are subject to the sound recording copyright owner’s exclusive right of performance, resulting in the imposition of license fees for Internet streaming and other digital media. We, along with other broadcasters and the NAB, filed an appeal of this ruling. We ceased Internet streaming of our broadcast signals in May 2002 and paid a nominal amount in fees on October 20, 2002, covering all obligations for such fees for the period ended August 31, 2002.

ITEM 2.	Changes in Securities and Use of Proceeds

         None to report.

ITEM 3.	Defaults Upon Senior Securitie

         None to report.

ITEM 4.	Submission of Matters to a Vote of Security Holders

         None to report.

ITEM 5.	Other Information

          None to report.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

3.01	Amended and Restated Articles of Incorporation of Entercom Communications Corp. (1)

3.02	Amended and Restated Bylaws of Entercom Communications Corp. (2)

4.01	Indenture for the Convertible Subordinated Debentures due 2014 among Entercom Communications Corp., as issuer, and Wilmington Trust Company, as indenture trustee (3)

4.02	Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee (2).

4.03	First Supplemental Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee (2).

10.01	Employment Agreement, dated August 6, 2002, between the Registrant and Stephen F. Fisher (4).

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-61381).

(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 001-14461).

(3)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-86843)

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-14461).

(b)	Reports filed on Form 8-K

         On August 7, 2002, we filed a current report on Form 8-K under Item 2 announcing the completion on July 24, 2002 of our acquisition of two radio stations in the Denver market (KOSI-FM and KEZW-AM) from Tribune Broadcasting Company for $125 million in cash and under Item 7 that no financial statements were required to be filed as a result of this acquisition.

         On August 13, 2002, we filed a current report on Form 8-K under Item 9 in connection with Section 906 of the Sarbanes-Oxley Act of 2002 that provided a certification by the President and Chief Executive Officer and a certification by the Executive Vice President and Chief Financial Officer in connection with the filing of the quarterly report on Form 10-Q of us for the quarterly period ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP. (Registrant)
Date: November 12, 2002	/s/ DAVID J. FIELD

Name: David J. Field Title: President and Chief Executive Officer

Date: November 12, 2002	/s/ STEPHEN F. FISHER

Name: Stephen F. Fisher Title: Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

I, David J. Field, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Entercom Communications Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ DAVID J. FIELD

Name: David J. Field Title: President and Chief Executive Officer

CERTIFICATION OF EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

I, Stephen F. Fisher, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Entercom Communications Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ STEPHEN F. FISHER

Name: Stephen F. Fisher Title: Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)