Form 10-K
period 2002-12-31
ENTERCOM COMMUNICATIONS CORP
filed 2003-02-28
CIK 1067837

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-14461

Entercom Communications Corp.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation of organization)	23-1701044 (I.R.S. Employer Identification No.)
401 City Avenue, Suite 409 Bala Cynwyd, Pennsylvania 19004 (Address of principal executive offices and Zip Code)
(610) 660-5610 (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class Class A Common Stock, par value $.01 per share	Name of exchange on which registered New York Stock Exchange

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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

        As of February 10, 2003, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $1,696,888,667 based on the June 28, 2002 closing price of $45.90 on the New York Stock Exchange on such date.

  Class A Common Stock, $.01 par value 40,550,231 Shares Outstanding as of February 10, 2003

  Class B Common Stock, $.01 par value 9,311,805 Shares Outstanding as of February 10, 2003

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information in the registrant's Definitive Proxy Statement for its 2003 Annual Meeting of Shareholders pursuant to Regulation 14A, is incorporated by reference in Part III of this report, which will be filed with the Securities and Exchange Commission no later than April 30, 2003.

ENTERCOM COMMUNICATIONS CORP.

TABLE OF CONTENTS

CERTAIN DEFINITIONS

        Unless the context requires otherwise, all references in this report to "Entercom," "we," "us," "our" and similar terms refer to Entercom Communications Corp. and its consolidated subsidiaries, except Entercom Communications Capital Trust.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report may contain forward-looking statements and certain pro forma information that is presented for illustrative purposes only, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future results and events. You can identify these forward-looking statements by our use of words such as "anticipates," "believes," "continues," "expects," "intends," "likely," "may," "opportunity," "plans," "potential," "project," "will," and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. The pro forma information reflects adjustments and is presented for comparative purposes only and does not purport to be indicative of what has occurred or is indicative of future operating results or financial position. These risks, uncertainties and factors include, but are not limited to the factors described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors."

i

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

INFORMATION ABOUT STATION AND MARKET DATA

        For this report:

  •
  We obtained the following data from Duncan's Radio Market Guide (2002 ed.):

  •
  2001 market rank by metro population;

  •
  2001 market rank by radio revenue; and

  •
  2001 revenue ranking within our markets.
  •
  We derived audience share and audience rank in target demographic data from surveys of persons, listening Monday through Sunday, 6 a.m. to 12 midnight, in the indicated demographic, as set forth in the Fall 2002 Radio Market Report published by The Arbitron Ratings Company.

  •
  Our rank in the radio broadcasting industry is derived from figures published on January 20, 2003 by BIA Consulting, Inc.

ii

PART I

ITEM 1. BUSINESS

Overview

        We are one of the five largest radio broadcasting companies in the United States based on revenues pro forma for completed and pending acquisitions. We operate in 19 markets, including Boston, Seattle, Denver, Portland, Sacramento, Kansas City, Milwaukee, Norfolk, New Orleans, Memphis, Buffalo, Greensboro, Rochester, Greenville/Spartanburg, Wilkes-Barre/Scranton, Wichita, Madison, Gainesville/Ocala and Longview/Kelso (WA).

Our Acquisition Strategy

        Through our disciplined acquisition strategy, we seek to (1) build leading station clusters principally in large growth markets and (2) acquire underdeveloped properties that offer the potential for significant improvements in revenues and broadcast cash flow through the application of our operational expertise.

Our Operating Strategy

        The principal components of our operating strategy are to:

  •
  Develop Market Leading Station Clusters. We are among the three largest clusters in 17 of our 19 markets, based on revenues pro forma for completed and pending acquisitions. Over 90% of our revenues are derived from markets where we are ranked as either first or second in market radio revenues. To enhance our competitive position, we strategically align our stations' formats and sales efforts within each market to optimize their performance, both individually and collectively.

  •
  Recruit, Develop, Motivate And Retain Superior Employees. We believe that station operators differentiate themselves from their peers primarily through their ability to recruit, develop, motivate and retain superior management, programming and sales talent. Accordingly, we strive to establish a compelling corporate culture that is attractive to superior performers. We encourage our stations to build strong community bonds through local and company-wide community service programs. We offer competitive compensation packages with performance-based incentives for our key employees. We utilize best practices to facilitate development and implementation of advantageous operational tools and strategies. In addition, we provide employees with opportunities for personal growth and advancement through training, seminars and other educational programs.

  •
  Build Strongly-Branded Franchises. We analyze market research and competitive factors to identify the format, music, personalities and other key programming attributes that we believe will best position each station to develop a distinctive identity and to strengthen the stations' local "brand" or "franchise" value.

  •
  Leverage Station Clusters To Capture Greater Share Of Advertising Revenue. We believe radio will continue to gain revenue share from other media. As a result of deregulation in the radio broadcasting industry, operators can now create radio station clusters that have the critical mass of audience reach and marketing resources necessary to pursue incremental advertising and promotional revenues more aggressively. We continue to capitalize on this opportunity by developing specialized teams in many of our markets to work with advertisers to create and develop marketing programs and solutions across our multi-station market clusters. In 2002, as in 2001, we gained revenue market share in the majority of the markets in which we operate and for the company as a whole.

  •
  Acquire And Develop Under-Performing Stations. We seek to acquire and develop under-performing stations. We utilize a variety of techniques to develop underachieving properties. These techniques include: strategic market research and analysis; management enhancements; improved sales training and techniques; technical upgrades; programming and marketing enhancements; refocused expenditures; and facility consolidations.

Our Corporate History

        Our Chairman of the Board, Joseph M. Field, founded Entercom in 1968 on the conviction that FM broadcasting, then in its infancy, would surpass AM broadcasting as the leading aural medium. In the mid-1980's, with FM at critical mass, we began a deliberate multi-year effort to enhance our operations at both the corporate and station levels by changing or adjusting program formats to appeal to mainstream audiences in order to compete for greater shares of audience and advertising dollars in our markets. With the advent of the duopoly rules in 1992, which permitted expansion of ownership in a market from one to two stations in each radio band, we began to "double up" in our markets. Since the passage of the Telecommunications Act of 1996, which permitted ownership of up to eight radio stations in most major markets, we have pursued a creative acquisition and development strategy by which we have acquired multiple stations in markets where we identified opportunities to improve station operating performance and to develop market leading clusters. We have taken advantage of the Telecommunications Act of 1996 by capitalizing on these opportunities, as a significant amount of our growth has occurred since 1996.

Our Station Portfolio

        The following table sets forth selected information about our portfolio of radio stations and gives effect to our pending acquisition of KQMT-FM, Denver and excludes KWOD-FM, Sacramento, which is currently under litigation (see Item 3, "Legal Proceedings"):

	2001 Market Rank
							Audience Share in Target Demographics	Audience Rank in Target Demographics
Market/Station	Metro Population	Radio Revenue	Year Acquired		Format	Target Demographics
Boston, MA	8	9
WAAF-FM			1999		Active Rock	Men 18-34	9.2	#3
WEEI-AM WVEI-AM (1)			1998 1999	}	Sports Talk	Men 25-54	7.5	#1
WQSX-FM			1999		Rhythmic Adult Contemporary	Women 25-54	5.3	#5
WRKO-AM			1998		Talk	Adults 25-54	3.0	#15
Seattle, WA	14	13
KBSG-FM			1996		Oldies	Adults 25-54	3.7	#9T
KIRO-AM			1997		News/Talk/Sports	Adults 25-54	5.6	#2
KISW-FM			1997		Mainstream Rock	Men 25-54	5.6	#3
KMTT-FM			1973		Adult Rock	Adults 25-54	4.5	#4
KNDD-FM			1996		Modern Rock	Men 18-34	8.7	#3
KNWX-AM			1996		News/Business	Adults 35-64	1.5	#20
KQBZ-FM			1997		Talk	Men 25-54	4.9	#5
KTTH-AM			1997		News/Talk	Men 25-54	n/a(7)	n/a(7)
Denver, CO	23	15
KALC-FM			2002		Hot Adult Contemporary	Women 18-49	4.7	#6
KEZW-AM			2002		Nostalgia	Adults 35-64	1.6	#16
KOSI-FM			2002		Adult Contemporary	Women 25-54	9.8	#1
KQMT-FM			pending		Progressive Classic Rock	Men 25-54	5.7	#5
Portland, OR	25	26
KFXX-AM KSLM-AM (2)			1998 1998	}	Sports Talk	Men 25-54	4.7	#7
KGON-FM			1995		Classic Rock	Men 25-54	6.0	#1
KKSN-AM			1995		Nostalgia	Adults 35-64	1.0	#21T
KKSN-FM			1998		Oldies	Adults 25-54	5.2	#5
KNRK-FM			1995		Modern Rock	Men 18-34	9.1	#2
KRSK-FM			1998		Hot Adult Contemporary	Women 18-49	6.2	#4
KCBZ-FM (3)			2002		Hot Adult Contemporary	Women 25-54	n/a	n/a

	2001 Market Rank
						Audience Share in Target Demographics	Audience Rank in Target Demographics
Market/Station	Metro Population	Radio Revenue	Year Acquired	Format	Target Demographics
Sacramento, CA	27	25
KCTC-AM			1998	Nostalgia	Adults 35-64	2.4	#13
KDND-FM			1997	Contemporary Hit Radio	Women 18-34	11.7	#1
KRXQ-FM			1997	Active Rock	Men 18-34	8.8	#5
KSEG-FM			1997	Classic Rock	Men 25-54	6.9	#3
KSSJ-FM			1997	Smooth Jazz	Adults 25-54	5.1	#3T
Kansas City, MO	30	29
KCIY-FM			2000	Smooth Jazz	Adults 25-54	5.6	#5
KKHK-AM (4)			1999	Spanish	Adults 25-54	1.1	#21
KMBZ-AM			1997	News/Talk/Sports	Men 25-54	6.8	#4
KQRC-FM			2000	Active Rock	Men 18-34	22.7	#1
KRBZ-FM			2000	Hot Adult Contemporary	Women 18-34	5.2	#7T
KUDL-FM			1998	Adult Contemporary	Women 25-54	7.0	#3
KXTR-AM (4)			1999	Classical	Adults 35-64	0.7	#22T
KYYS-FM			1997	Album Oriented Rock	Men 25-54	5.8	#6T
WDAF-AM			1998	Country	Adults 35-64	5.2	#7
Milwaukee, WI	31	33
WEMP-AM			1999	Religious	Adults 35-64	0.3	#27T
WMYX-FM			1999	Adult Contemporary	Women 25-54	6.5	#7
WXSS-FM			1999	Contemporary Hit Radio	Women 18-34	10.8	#2
Norfolk, VA	38	40
WNVZ-FM			1999	Contemporary Hit Radio	Women 18-34	12.3	#2
WPTE-FM			1999	Modern Adult Contemporary	Women 25-54	7.1	#4T
WVKL-FM			1999	Urban Adult Contemporary	Women 25-54	9.9	#1
WWDE-FM			1999	Adult Contemporary	Women 25-54	9.5	#2
New Orleans, LA	42	39
WEZB-FM			1999	Contemporary Hit Radio	Women 18-34	8.3	#3
WKZN-FM			1999	Hot Adult Contemporary	Women 18-49	5.6	#4
WLMG-FM			1999	Adult Contemporary	Women 25-54	11.0	#2
WSMB-AM			1999	Talk	Adults 35-64	1.2	#16
WTKL-FM			1999	Oldies	Adults 25-54	4.6	#8
WWL-AM			1999	News/Talk/Sports	Men 25-54	14.8	#1
Greensboro, NC	43	55
WEAL-AM			1999	Gospel	Adults 35-64	0.9	#17
WJMH-FM			1999	Urban Hip Hop	Adults 18-34	17.5	#1
WMQX-FM			1999	Oldies	Adults 25-54	5.7	#5
WOZN-FM			2002	Hot Adult Contemporary	Women 18-49	5.7	#6
WPET-AM			2002	Religious	Adults 35-64	0.4	#22T
WQMG-FM			1999	Urban Adult Contemporary	Adults 25-54	9.1	#1
Memphis, TN	45	42
WJCE-AM			1999	Nostalgia	Adults 35-64	0.1	#27
WMBZ-FM			1999	Modern Adult Contemporary	Women 18-49	4.3	#10
WRVR-FM			1999	Adult Contemporary	Women 25-54	8.0	#2

	2001 Market Rank
							Audience Share in Target Demographics	Audience Rank in Target Demographics
Market/Station	Metro Population	Radio Revenue	Year Acquired		Format	Target Demographics
Buffalo, NY	50	43
WBEN-AM			1999		News/Talk	Men 25-54	5.7	#6T
WGR-AM			1999		Sports/Talk	Men 25-54	4.5	#9
WKSE-FM			1999		Contemporary Hit Radio	Women 18-34	16.5	#1
WTSS-FM			1999		Adult Contemporary	Women 25-54	12.6	#1
WWKB-AM			1999		Oldies	Adults 35-64	n/a(7)	n/a(7)
WWWS-AM			1999		Urban Oldies	Adults 25-54	1.9	#12T
Rochester, NY	53	58
WROC-AM			1998		News/Talk	Adults 25-54	0.2	#29T
WBBF-FM			1998		Oldies	Adults 25-54	2.5	#10
WBEE-FM			1998		Country	Adults 25-54	9.7	#1
WBZA-FM			1998		Classic Hits	Adults 25-54	7.6	#5
Greenville/Spartanburg, SC	60	62
WFBC-FM			1999		Contemporary Hit Radio	Women 18-34	13.8	#1
WOLI-FM (5) WOLT-FM (5)			1999 1999	}	80's–based Adult Contemporary	Women 25-54	4.2	#6T
WORD-AM (5) WYRD-AM (5)			1999 1999	}	News/Talk	Adults 25-54	4.7	#7
WSPA-FM			1999		Adult Contemporary	Women 25-54	10.0	#2
WSPA-AM			1999		Full Service/Talk	Adults 35-64	0.1	#33T
Wilkes-Barre /Scranton, PA	68	70
WAMT-FM (6) WDMT-FM (6)			1999 1999	}	Progressive Classic Rock	Women 25-54	5.5	#5
WGBI-AM (6) WILK-AM (6) WOGY-AM (6)			1999 1999 1999	}	News/Talk/Sports	Adults 35-64	2.9	#6
WGGI-FM (6) WGGY-FM (6)			1999 1999	}	Country	Adults 25-54	11.2	#3
WKRF-FM (6) WKRZ-FM (6)			2000 1999	}	Contemporary Hit Radio	Women 18-49	9.4	#4
Wichita, KS	88	75
KDGS-FM			2000		Contemporary Hit Radio	Women 18-34	13.0	#1
KEYN-FM			2000		Oldies	Adults 25-54	7.7	#3
KFBZ-FM			2000		Hot Adult Contemporary	Women 25-54	6.2	#5
KFH-AM/FM			2000		News/Talk	Men 25-54	8.5	#2T
KNSS-AM			2000		News	Adults 25-54	4.3	#9
Gainesville/Ocala, FL	89	117
WKTK-FM			1986		Adult Contemporary	Women 25-54	8.2	#2
WSKY-FM			1998		News/Talk	Adults 25-54	5.7	#5
Madison, WI	122	67
WBZU-FM			2000		Classic Hits	Women 25-54	4.7	#7
WMMM-FM			2000		Adult Alternative	Adults 25-54	6.2	#6
WOLX-FM			2000		Oldies	Adults 25-54	7.5	#4

	2001 Market Rank
						Audience Share in Target Demographics	Audience Rank in Target Demographics
Market/Station	Metro Population	Radio Revenue	Year Acquired	Format	Target Demographics
Longview/Kelso, WA	n/a	n/a
KBAM-AM			1998	Country	Adults 25-54	n/a	n/a
KEDO-AM			1997	Oldies	Adults 25-54	n/a	n/a
KLYK-FM			1997	Adult Contemporary	Women 25-54	n/a	n/a
KRQT-FM			1998	Classic Rock	Men 25-54	n/a	n/a

(1)
Station competes in the adjacent community of Worcester, Massachusetts and simulcasts virtually all of the programming of WEEI-AM.

(2)
KSLM-AM is licensed to Salem, Oregon, within the Portland market and simulcasts KFXX-AM programming.

(3)
KCBZ-FM is licensed to Cannon Beach, Oregon, which serves an area outside of the Portland market.

(4)
The FCC rules require that by the end of a five-year transition period, that ends in October 2006, we must elect to operate only one of the two stations and surrender the other station to the FCC.

(5)
Each of the following groups of stations simulcast their programming: WYRD-AM and WORD-AM; and WOLI-FM and WOLT-FM.

(6)
Each of the following groups of stations simulcast their programming: WGBI-AM, WOGY-AM and WILK-AM; WGGI-FM and WGGY-FM; WKRZ-FM and WKRF-FM; and WAMT-FM and WDMT-FM.

(7)
Recent format change.

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

        The following are some of the factors that are important to a radio station's competitive position:

  •
  management talent and expertise;

  •
  audience ratings;

  •
  sales talent and expertise;

  •
  signal strength; and

  •
  the number and characteristics of other radio stations and other advertising media in the market area.

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

        The operation of a radio broadcast station requires a license from the Federal Communications Commission or the FCC.

The number of radio stations that can operate in a given market is limited by the number of AM and FM frequencies allotted by the FCC to communities in that market. The FCC's multiple ownership rules further limit the number of stations serving the same area that may be owned or controlled by a single entity. The FCC announced on November 8, 2001 that it is in the process of examining and amending its rules and policies on ownership and operation of multiple local radio stations. These rules may also be impacted by the biennial review proceeding that the FCC initiated on September 23, 2000. The FCC has established interim rules for the review of pending applications. The impact that these new rules will have on our business is uncertain.

        Our stations compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media such as newspapers, magazines, over-the-air and cable television, outdoor advertising and direct mail. The radio broadcasting industry also competes with new media technologies that are being developed or introduced, such as satellite-delivered digital audio radio service, which now has two primarily subscriber-based services that offer numerous niche formats with CD-type sound quality; audio programming offered by cable systems, direct broadcast satellite systems, Internet content providers, personal communications services and other wireless digital audio delivery services; and low-power FM radio, which has resulted in new noncommercial FM stations serving small, localized areas. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact discs. There can be no assurances, however, that this historical growth will continue or that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

        We cannot predict what other new competitive services or other regulatory matters might be considered in the future by the FCC, nor can we assess in advance what impact, if any, the implementation of any of these services, proposals or changes might have on our business.

Federal Regulation Of Radio Broadcasting

        The radio broadcasting industry is subject to extensive and changing regulation of, among other things, ownership limitations, program content, advertising content, technical operations and business and employment practices. The ownership, operation and sale of radio stations are subject to the jurisdiction of the FCC. Among other things, the FCC:

  •
  assigns frequency bands for broadcasting;
  •
  determines the particular frequencies, locations, operating power, and other technical parameters of stations;
  •
  issues, renews, revokes and modifies station licenses;
  •
  determines whether to approve changes in ownership or control of station licenses; and
  •
  adopts and implements regulations and policies that directly affect the ownership, operation and employment practices of stations.

        The FCC has the power to impose penalties for violations of its rules under the Communications Act of 1934 (the "Communications Act"), including the imposition of monetary fines, the issuance of short-term licenses, the imposition of a condition on the renewal of a license, the denial of authority to acquire new stations, and the revocation of operating authority.

        The following is a brief summary of certain provisions of the Communications Act and of certain specific FCC regulations and policies. This summary is not a comprehensive listing of all of the regulations and policies affecting radio stations. For further information concerning the nature and extent of federal regulation of radio stations, you should refer to the Communications Act, FCC rules and FCC public notices and rulings.

        FCC Licenses.    Radio stations operate pursuant to renewable broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years. The FCC licenses for our stations are held by our subsidiaries. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public, on a variety of grounds. The FCC is required to hold hearings on a station's renewal application if a substantial or material question of fact exists as to whether the station has served the public interest, convenience and necessity. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet certain requirements and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Historically, FCC licenses have generally been renewed. We have no reason to believe that our licenses will not be renewed in the ordinary course, although there can be no assurance to that effect. The non-renewal of one or more of our licenses could have a material adverse effect on our business.

        The FCC classifies each AM and FM station. Each AM station operates on either a clear channel, regional channel or local channel. A clear channel is assigned to serve wide areas. AM stations are classified as Class A, B, C or D depending on the type of channel and area they are designed to serve. Class A stations operate on an unlimited time basis and are designed to render primary and secondary service over an extended area. Class B stations operate on an unlimited time basis and are designed to render service only over a primary service area. Class C stations operate on a local channel and are designed to render service only over a primary service area that may be reduced as a consequence of interference. Class D stations operate either during daytime hours only, during limited times only or on an unlimited time basis with low nighttime power.

        The FCC has authorized an additional 100 kHz of bandwidth for the AM band and has allotted frequencies in this new band to certain existing AM stations, including one of ours, subject to the requirement that at the end of a five year transition period, the licensees of those stations return to the FCC either the license for their existing AM band or for the expanded AM band facility. Upon the completion of this transition, some additional AM stations may have improved coverage because of reduced interference within the existing band. We have not yet evaluated the impact of the migration process on our business but we do not believe that such impact, if any, will be material.

        The minimum and maximum facilities of an FM station are determined by its class. Some FM class designations depend upon the geographic zone in which the transmitter site of the FM station is located. In general, commercial FM stations are classified as follows, in order of increasing maximum power and antenna height: Class A, B1, C3, B, C2, C1, C0 and C. Class C FM stations that do not meet certain minimum antenna-height parameters are subject to an involuntary downgrade in class to Class C0 under certain circumstances. One of our stations has consented to such a downgrade which has not yet become effective, but the downgrade will not impact the existing signal coverage of the station.

        The following table listing each station that our subsidiaries own or operate sets forth the metropolitan market served (the FCC–designated city of license may differ), the call letters, FCC license classification, antenna height above average terrain ("HAAT"), power, frequency and FCC license expiration date. This table gives effect to our consummation of our pending acquisition of KQMT-FM, Denver but excludes our pending acquisition of KWOD-FM, Sacramento, which is currently subject to litigation (see Item 3, "Legal Proceedings"):

Market	Station	FCC Class	HAAT (in meters)	Frequency		Power in Kilowatts (1)	Expiration Date of FCC License
Boston, MA	WAAF-FM	B	239	107.3	MHz	20	April 1, 2006
	WEEI-AM	B	*	850	kHz	50	April 1, 2006
	WQSX-FM	B	179	93.7	MHz	34	April 1, 2006
	WRKO-AM	B	*	680	kHz	50	April 1, 2006
	WVEI-AM	B	*	1440	kHz	5	April 1, 2006
Seattle, WA	KBSG-FM	C	729	97.3	MHz	55	February 1, 2006
	KIRO-AM	A	*	710	kHz	50	February 1, 2006
	KISW-FM	C	714	99.9	MHz	58	February 1, 2006
	KMTT-FM	C	714	103.7	MHz	58	February 1, 2006
	KNDD-FM	C	714	107.7	MHz	58	February 1, 2006
	KNWX-AM	B	*	1210	kHz	27.5-D/10-N	February 1, 2006
	KQBZ-FM	C	714	100.7	MHz	58	February 1, 2006
	KTTH-AM	B	*	770	kHz	50-D/5-N	February 1, 2006
Denver, CO	KALC-FM	C	448	105.9	MHz	100	April 1, 2005
	KEZW-AM	B	*	1430	kHz	10-D/5-N	April 1, 2005
	KOSI-FM	C	495	101.1	MHz	100	April 1, 2005
	KQMT-FM	C	495	99.5	MHz	100	April 1, 2005
Portland, OR	KFXX-AM	B	*	910	kHz	5	February 1, 2006
	KGON-FM	C	386	92.3	MHz	100	February 1, 2006

Market	Station	FCC Class	HAAT (in meters)	Frequency		Power in Kilowatts (1)	Expiration Date of FCC License
	KKSN-AM	B	*	1520	kHz	50-D/15-N	February 1, 2006
	KKSN- FM	C	386	97.1	MHz	100	February 1, 2006
	KNRK-FM	C2	259	94.7	MHz	17	February 1, 2006
	KRSK-FM	C	576	105.1	MHz	100	February 1, 2006
	KSLM-AM (2)	B	*	1390	kHz	5-D/0.69-N	February 1, 2006
	KCBZ-FM (3)	A	190	96.5	MHz	0.95	February 1, 2006
Sacramento, CA	KCTC-AM	B	*	1320	kHz	5	December 1, 2005
	KDND-FM	B	123	107.9	MHz	50	December 1, 2005
	KRXQ-FM	B	152	98.5	MHz	50	December 1, 2005
	KSEG-FM	B	152	96.9	MHz	50	December 1, 2005
	KSSJ-FM	B1	99	94.7	MHz	25	December 1, 2005
Kansas City, MO	KCIY-FM	C1	299	106.5	MHz	100	February 1, 2005
	KKHK-AM (4)	B	*	1250	kHz	25-D/3.7-N	June 1, 2005
	KMBZ-AM	B	*	980	kHz	5	February 1, 2005
	KQRC-FM	C	322	98.9	MHz	100	February 1, 2005
	KRBZ-FM	C	300	96.5	MHz	100	February 1, 2005
	KUDL-FM	C	303	98.1	MHz	100	June 1, 2005
	KXTR-AM (4)	B	*	1660	kHz	10-D/1-N	June 1, 2005
	KYYS-FM	C	308	99.7	MHz	100	February 1, 2005
	WDAF-AM	B	*	610	kHz	5	February 1, 2005
Milwaukee, WI	WEMP-AM	B	*	1250	kHz	5	December 1, 2003
	WMYX-FM	B	137	99.1	MHz	50	December 1, 2003
	WXSS-FM	B	257	103.7	MHz	19.5	December 1, 2003
Norfolk, VA	WNVZ-FM	B	146	104.5	MHz	50	October 1, 2003
	WPTE-FM	B	152	94..9	MHz	50	October 1, 2003
	WVKL-FM	B	268	95.7	MHz	40	October 1, 2003
	WWDE-FM	B	152	101.3	MHz	50	October 1, 2003
New Orleans, LA	WEZB-FM	C	300	97.1	MHz	100	June 1, 2004
	WKZN-FM	C1	275	105.3	MHz	100	June 1, 2004
	WLMG-FM	C	300	101.9	MHz	100	June 1, 2004
	WSMB-AM	B	*	1350	kHz	5	June 1, 2004
	WTKL-FM	C	300	95.7	MHz	100	June 1, 2004
	WWL-AM	A	*	870	kHz	50	June 1, 2004
Greensboro, NC	WEAL-AM	D	*	1510	kHz	1-D	December 1, 2003
	WJMH-FM	C	367	102.1	MHz	100	December 1, 2003
	WMQX-FM	C	335	93.1	MHz	100	December 1, 2003
	WOZN-FM	C	316	98.7	MHz	100	December 1, 2003
	WPET-AM	D	*	950	kHz	0.5-D/0.08-N	December 1, 2003
	WQMG-FM	C	375	97.1	MHz	100	December 1, 2003
Memphis, TN	WJCE-AM	B	*	680	kHz	10-D/5-N	August 1, 2004
	WMBZ-FM	C2	144	94.1	MHz	50	August 1, 2004
	WRVR-FM	C1	229	104.5	MHz	100	August 1, 2004
Buffalo, NY	WBEN-AM	B	*	930	kHz	5	June 1, 2006
	WGR-AM	B	*	550	kHz	5	June 1, 2006
	WKSE-FM	B	128	98.5	MHz	46	June 1, 2006

Market	Station	FCC Class	HAAT (in meters)	Frequency		Power in Kilowatts (1)	Expiration Date of FCC License
	WTSS-FM	B	408	102.5	MHz	110	June 1, 2006
	WWKB-AM	A	*	1520	kHz	50	June 1, 2006
	WWWS-AM	C	*	1400	kHz	1	June 1, 2006
Rochester, NY	WROC-AM	B	*	950	kHz	1	June 1, 2006
	WBBF-FM	A	117	93.3	MHz	4.4	June 1, 2006
	WBEE-FM	B	152	92.5	MHz	50	June 1, 2006
	WBZA-FM	B	172	98.9	MHz	37	June 1, 2006
Greenville/ Spartanburg, SC	WFBC-FM	C	564	93.7	MHz	100	December 1, 2003
	WOLI-FM	A	100	103.9	MHz	6	December 1, 2003
	WOLT-FM	A	151	103.3	MHz	2.7	December 1, 2003
	WORD-AM	B	*	910	kHz	3.6-D/0.89-N	December 1, 2003
	WSPA-AM	B	*	950	kHz	5	December 1, 2003
	WSPA-FM	C	580	98.9	MHz	100	December 1, 2003
	WYRD-AM	B	*	1330	kHz	5	December 1, 2003
Wilkes-Barre/ Scranton, PA	WAMT-FM	A	207	103.1	MHz	0.73	August 1, 2006
	WDMT-FM	A	22	102.3	MHz	5.8	August 1, 2006
	WGBI-AM	B	*	910	kHz	1-D/0.5-N	August 1, 2006
	WGGI-FM	A	100	95.9	MHz	6	August 1, 2006
	WGGY-FM	B	338	101.3	MHz	7	August 1, 2006
	WILK-AM	B	*	980	kHz	5-D/1-N	August 1, 2006
	WKRZ-FM	B	357	98.5	MHz	8.7	August 1, 2006
	WKRF-FM	A	267	107.9	MHz	0.84	August 1, 2006
	WOGY-AM	B	*	1300	kHz	5-D/0.5-N	August 1, 2006
Wichita, KS	KDGS-FM	C3	100	93.9	MHz	25	June 1, 2005
	KEYN-FM	C1	307	103.7	MHz	95	June 1, 2005
	KFBZ-FM	C	301	105.3	MHz	100	June 1, 2005
	KFH-AM	B	*	1330	kHz	5-D/5-N	June 1, 2005
	KFH-FM	C2	150	98.7	MHz	50	June 1, 2005
	KNSS-AM	C	*	1240	kHz	0.63	June 1, 2005
Gainesville/ Ocala, FL	WKTK-FM	C1	299	98.5	MHz	100	February 1, 2004
	WSKY-FM	C2	289	97.3	MHz	13.5	February 1, 2004
Madison, WI	WBZU-FM	A	74	105.1	MHz	6	December 1, 2004
	WMMM-FM	A	175	105.5	MHz	2	December 1, 2004
	WOLX-FM	B	396	94.9	MHz	37	December 1, 2004
Longview/Kelso, WA	KBAM-AM	D	*	1270	kHz	5-D/0.083-N	February 1, 2006
	KEDO-AM	C	*	1400	kHz	1	February 1, 2006
	KLYK-FM	A	262	105.5	MHz	0.7	February 1, 2006
	KRQT-FM	C3	528	107.1	MHz	0.74	February 1, 2006

*
Not applicable for AM transmission facilities.

(1)
Pursuant to FCC rules and regulations, many AM radio stations are licensed to operate at a reduced power during the nighttime broadcasting hours, which can result in reducing the radio station's coverage during the nighttime hours of operation. Both daytime and nighttime power ratings are shown, where applicable. For FM stations, the maximum effective radiated power in the main lobe is given.

(2)
KSLM-AM is licensed to Salem, Oregon, within the Portland market and simulcasts KFXX-AM programming.

(3)
KCBZ-FM is licensed to Cannon Beach, Oregon, which serves an area outside of the Portland market.

(4)
The FCC rules require that by the end of a five-year transition period, which expires in October 2006, we must elect to operate on either the 1250 kHz frequency or the 1660 kHz frequency and surrender the other frequency to the FCC.

        Transfers Or Assignment Of Licenses.    The Communications Act prohibits the assignment of broadcast licenses or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant such approval, the FCC considers a number of factors pertaining to the existing licensee and the proposed licensee, including:

  •
  compliance with the various rules limiting common ownership of media properties in a given market;

  •
  the "character" of the proposed licensee; and

  •
  compliance with the Communications Act's limitations on alien ownership as well as compliance with other FCC regulations and policies.

        To obtain FCC consent to assign or transfer control of a broadcast license, appropriate applications must be filed with the FCC. Interested parties may file objections or petitions to deny such applications. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by assignment or transfer of the broadcast license to any party other than the one specified in the application. Once an assignment or transfer application is granted, interested parties have 30 days following public notice of the grant to seek reconsideration of that grant. The FCC usually has an additional ten days to set aside the grant on its own motion. The Communications Act permits certain court appeals of a contested grant as well.

        Multiple Ownership Rules.    The Communications Act and FCC rules impose specific limits on the number of commercial radio stations an entity can own in a single market, and separate limits on the number of radio and television stations that can be owned in common in the same market; for purposes of these rules, if a station is operated for more than 15% of the hours of weekly operation under a local marketing or time brokerage agreement by a party owning another radio station in the same market, the brokered station is treated as an owned station for that party. The FCC's broadcast/newspaper cross-ownership rule prohibits the same owner from owning a broadcast station and a daily newspaper in the same geographic market. These rules may preclude us from acquiring certain stations we might otherwise seek to acquire or limit the prospective buyers in the market of any stations we may wish to sell. The rules also effectively prevent us from selling stations in a market to a buyer that has reached its ownership limit in the market. The ownership rules restricting the number of radio stations that can be owned by a single entity in a defined "radio market" are as follows:

  •
  in markets with 45 or more commercial radio stations, ownership is limited to eight commercial stations, no more than five of which can be either AM or FM;

  •
  in markets with 30 to 44 commercial radio stations, ownership is limited to seven commercial stations, no more than four of which can be either AM or FM;

  •
  in markets with 15 to 29 commercial radio stations, ownership is limited to six commercial stations, no more than four of which can be either AM or FM; and

  •
  in markets with 14 or fewer commercial radio stations, ownership is limited to five commercial stations or no more than 50% of stations in the market, whichever is lower, and no more than three of which can be either AM or FM.

        In addition, under the FCC's interim policy described below, the FCC reviews a proposed transaction if it would enable a single owner to attain a high degree of advertising revenue concentration in a market. In connection with this review, the FCC invites comments from interested parties on the impact of concentration in public notices concerning proposed transactions, and has delayed its consent or has designated proposed transactions for a hearing in some cases because of revenue concentrations.

        The FCC applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations directly or indirectly controlling broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the votes of the licensee entity are generally attributable. In addition, certain passive investors are attributable if they hold 20% or more of the votes of the licensee entity. Under current practices, the FCC continues to treat the equity interest of minority holders in an entity as generally not attributable if a single entity or individual holds or controls more than 50% of that entity's votes. However, under the "equity-debt-plus" ("EDP") rule, certain creditors or investors are deemed to be attributable owners of a station, if the value of any debt and any equity interest held by such party in the station licensee, whether or not a voting interest, is greater than 33% of the value of the station's total debt plus equity, and that party either provides more than 15% of the station's weekly programming hours or is a same-market owner with an attributable interest in a broadcast station, cable television system, newspaper or other media outlet located in the same market, but only if that interest is attributable under an FCC attribution rule other than the EDP rule. These attribution rules also limit the number of radio stations we may acquire or own in any market, and may limit the prospective buyers within the market of any stations that we may desire to sell.

        In December 2000, the FCC began a rule making proceeding to review possible changes to the methodology by which the FCC defines a particular "radio market" and counts stations to determine compliance with the radio multiple ownership restrictions. In September 2002, the FCC incorporated this review into a comprehensive examination of all of its broadcast ownership rules and policies, including those affecting radio and television stations and the broadcast/newspaper cross-ownership rule. The review of the FCC's local radio ownership rules and policies is investigating whether the FCC should revise its radio ownership rules to develop a framework that will be more responsive to current marketplace realities while continuing to address its public interest concern of promoting diversity and competition. As a part of this review, the FCC is investigating whether to make changes in its policies regarding local marketing agreements (also referred to as time brokerage agreements) and joint sales agreements. Pending a decision in this omnibus proceeding, the FCC is applying its current ownership rules and an interim policy on the review of advertising revenue concentration to review applications. Under the interim policy, the FCC examines the potential competitive effects of proposed radio station combinations and relies on a "50/70" screen to identify applications that may raise competitive concerns. Under this screen, an application that proposes a radio station combination that would provide one station group with 50% or more, or two station groups with 70% or more, of the radio advertising revenue of the relevant market will be flagged by the FCC. The FCC will presume that an application that falls below the screen will not raise competition concerns. If an application is flagged by the FCC, the FCC invites public comment on the application to carefully consider the potential competitive impact of such proposals before acting upon them. It is possible that the FCC may impose more stringent ownership standards, rather than relax its existing rules, as a result of the pending rulemaking proceedings. If this occurs, and the ownership of existing combinations of stations is not "grandfathered," as is under consideration in the proceeding, we may be required to divest one or more stations in certain markets. The FCC is also considering whether or not to allow the transfer or acquisition of a grandfathered combination and if they do not, a change of control or sale transaction may prevent the transfer of a station cluster as a unit.

        Alien Ownership Rules.    The Communications Act prohibits the issuance to or holding of broadcast licenses by foreign governments or aliens, non U.S. citizens, whether individuals or entities, including any interest in a corporation which holds a broadcast license if more than 20% of the capital stock is owned or voted by aliens. In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens if the FCC finds that the prohibition is in the public interest. These restrictions apply in modified form to other forms of business organizations, including partnerships and LLCs. Our articles of incorporation prohibit the ownership, voting and transfer of our capital stock in violation of the FCC restrictions, and prohibit the issuance of capital stock or the voting rights such capital stock represents to or for the account of aliens or corporations otherwise subject to control by aliens in excess of the FCC limits. The articles of incorporation authorize our Board of Directors to enforce these prohibitions. In addition, the articles of incorporation provide that shares of our capital stock determined by our Board of Directors to be owned beneficially by an alien or an entity directly or indirectly owned by aliens in whole or in part shall be subject to redemption by us by action of the Board of Directors to the extent necessary, in the judgment of the Board of Directors, to comply with these alien ownership restrictions.

        Programming And Operation.    The Communications Act requires broadcasters to serve the "public interest." The FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. A licensee continues to be required, however, to present programming that is responsive to issues of the station's community of license and to maintain records demonstrating this responsiveness. Complaints from listeners concerning a station's programming often will be considered by the

FCC when it evaluates renewal applications of a licensee, but may be considered by the FCC at anytime. Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on human exposure to radio frequency radiation. The FCC restricts the broadcast of indecent programming and prohibits the broadcast of obscene programming.

        On November 7, 2002, the FCC adopted new rules prohibiting employment discrimination by broadcast stations on the basis of race, religion, color, national origin, and gender; and requiring broadcasters to implement programs to promote equal employment opportunities at their stations. These rules replace earlier rules that were found by the Court of Appeals for the District of Columbia to be unconstitutional. The new rules generally require broadcasters to refrain from discrimination in hiring and promotion, to widely disseminate information about all full-time job openings to all segments of the community to ensure that all qualified applicants have sufficient opportunity to apply for the job, to send job vacancy announcements to recruitment organizations and others in the community indicating an interest in all or some vacancies at the station, and to implement a number of specific longer-term recruitment outreach efforts, such as job fairs, internship programs, and interaction with educational and community groups from among a menu of approaches itemized by the FCC. The rules become effective on March 10, 2003. The applicability of these policies to part-time employment opportunities is the subject of a pending further rule making proceeding, which is expected to be completed in 2003.

        We employ a number of on-air personalities and generally enter into employment agreements with these personalities to protect our interests in those relationships that we believe to be valuable. The loss of some of these personalities could result in a short-term loss of audience share, but we do not believe that the loss would have a material adverse effect on our business.

        Proposed And Recent Changes.    Congress and the FCC may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of our radio stations; result in the loss of audience share and advertising revenues for our radio stations; and affect our ability to acquire additional radio stations or to finance those acquisitions. Such matters may include:

  •
  imposition or increases in regulatory fees, spectrum use fees, or other fees on FCC licenses;

  •
  foreign ownership of broadcast licenses;

  •
  revisions to the FCC's rules relating to political broadcasting, including free air time to candidates;

  •
  adoption of new technical rules and frequency allocation matters;

  •
  proposals to limit the tax deductibility of advertising expenses by advertisers;

  •
  proposals to regulate or prohibit payments to stations by independent record promoters;

  •
  proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; and

  •
  changes in the FCC's ownership and attribution policies, including the definition of the local market for multiple ownership purposes (see Multiple Ownership Rules).

        The FCC has selected the In-Band On-Channel™ as the exclusive technology for introduction of terrestrial digital operations by AM and FM radio stations. The FCC has authorized the commencement of "hybrid" In-Band On-Channel™ transmissions, that is, simultaneous broadcast in both digital and analog format, after receipt of individual grant of special temporary authority by the FCC pending the adoption of formal licensing and service rules. The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. In-Band On-Channel™ technology permits a station to transmit radio programming in both analog and digital formats, and eventually in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what impact the introduction of digital broadcasting will have on the radio market in which we compete.

        Finally, the FCC has adopted procedures for the auction of broadcast spectrum in circumstances where two or more parties have filed for new or major change applications that are mutually exclusive. Such procedures may limit our efforts to build new stations, or to modify or expand the broadcast signals of our existing stations.

        We cannot predict what other matters might be considered in the future by the FCC or Congress, nor can we judge in advance what impact, if any, the implementation of any of these proposals or changes might have on our business.

        Federal Antitrust Laws.    The agencies responsible for enforcing the federal antitrust laws (i.e., the Federal Trade Commission and the Department of Justice) may investigate certain acquisitions. We cannot predict the outcome of any specific Department of Justice or Federal Trade Commission investigation. Any decision by the Federal Trade Commission or the Department of Justice to challenge a proposed acquisition could affect our ability to consummate the acquisition or to consummate it on the proposed terms.

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

        As part of its increased scrutiny of radio station acquisitions, the Department of Justice has stated publicly that it believes that local marketing agreements, joint sales agreements, time brokerage agreements and other similar agreements customarily entered into in connection with radio station transfers could violate the Hart-Scott-Rodino Act if such agreements take effect prior to the expiration of the waiting period under the Hart-Scott-Rodino Act. Furthermore, the Department of Justice has noted that joint sales agreements may raise antitrust concerns under Section 1 of the Sherman Act and has challenged joint sales agreements in certain locations. The Department of Justice also has stated publicly that it has established certain revenue and audience share concentration benchmarks with respect to radio station acquisitions, above which a transaction may receive additional antitrust scrutiny. To date, the Department of Justice has also investigated transactions that do not meet or exceed these benchmarks, however, and has cleared transactions that do exceed these benchmarks.

Employees

        On February 10, 2003, we had a staff of 1,673 full-time employees and 757 part-time employees. We are a party to collective bargaining agreements with the American Federation of Television and Radio Artists (AFTRA), which apply to some of our programming personnel, and we are a party to a collective bargaining agreement with the International Brotherhood of Electrical Workers (IBEW), which applies to some of our engineering personnel. We believe that our relations with our employees are good.

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

Seasonality

        Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures. Our revenues and broadcast cash flows are typically lowest in the first calendar quarter.

Internet Address and Internet Access to Periodic and Current Reports

        Our Internet address is www.entercom.com. You may obtain through our Internet website, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports will be available as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

ITEM 2. PROPERTIES

        The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We typically lease our studio and office space, although we do own some of our facilities. Most of our studio and office space leases contain lease terms with expiration dates of five to fifteen years. A station's studios are generally housed with its offices in downtown or business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We own many of our main transmitter and antenna sites and lease the remainder of our transmitter/antenna sites with lease terms that expire, including renewal options, in periods generally ranging up to twenty years. The transmitter/antenna site for each station is generally located so as to provide maximum market coverage, consistent with the station's FCC license. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required. Our principal executive offices are located at 401 City Avenue, Suite 409, Bala Cynwyd, Pennsylvania 19004, in 10,678 square feet of leased office space. The lease on this premise expires October 31, 2006.

        We own substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment. The towers, antennae and other transmission equipment used by our stations are generally in good condition, although opportunities to upgrade facilities are periodically reviewed. Substantially all of the property that we own secures our borrowings under our credit facility.

ITEM 3. LEGAL PROCEEDINGS

        We currently and from time to time are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us.

        We entered into a preliminary agreement on February 6, 1996, to acquire the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation ("Royce"), subject to approval by the FCC, for a purchase price of $25.0 million. Notwithstanding our efforts to pursue this transaction, Royce has been non-responsive. On July 28, 1999, we commenced a legal action seeking to enforce this agreement. After a trial in November 2001, the California Superior Court ruled that the 1996 agreement was enforceable and that the court would order specific performance of the agreement to sell KWOD. On April 30, 2002 the Court issued an Interlocutory Judgment ordering, among other things (i) that Royce sign all documents necessary to transfer the assets relating to KWOD to us and to complete such transfer in exchange for the $25.0 million purchase price, less the amount of our damages to be determined by the court and (ii) that we place $25.0 million in cash and a $7.5 million irrevocable standby letter of credit in an escrow account pending the transfer of the KWOD assets, the determination of our damages and the outcome of Royce's appeal. Royce has filed a petition in the California appeals court challenging this Interlocutory Judgment. We continue to pursue a final judgment for specific performance. We estimate that the impact of an unfavorable outcome will not materially impact our financial position, results of operations or cash flows. We cannot determine if and when the transaction might be completed.

        In October 1999, The Radio Music License Committee, of which we are a participant, filed a motion in the New York courts against Broadcast Music, Inc. commencing a rate-making proceeding, on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees. The trial of the rate court proceeding has been adjourned as RMLC and BMI are engaged in settlement discussions, with the outcome of this matter undetermined at this time. The RMLC is also currently in negotiations with the American Society of Composers, Authors and Publishers ("ASCAP") on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees. We are currently operating under interim license agreements with BMI and ASCAP for the periods commencing January 1, 1997 and January 1, 2001, respectively, at the rates and terms reflected in prior agreements. We estimate that the impact of an unfavorable outcome of the motion against BMI or the current negotiations with ASCAP will not materially impact our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Price Range Of Our Class A Common Stock

        Our Class A common stock, $.01 par value, is listed on The New York Stock Exchange under the symbol "ETM."

        The table below shows, for the quarters indicated, the reported high and low trading prices of our Class A common stock on The New York Stock Exchange.

	Price Range
	High	Low
Calendar Year 2001
First Quarter	$50.50	$31.63
Second Quarter	54.40	35.75
Third Quarter	54.25	30.00
Fourth Quarter	50.92	32.75
Calendar Year 2002
First Quarter	59.45	44.00
Second Quarter	58.73	42.11
Third Quarter	49.92	35.80
Fourth Quarter	55.44	42.14
Calendar Year 2003
First Quarter (through February 10, 2003)	52.05	46.71

        As of February 10, 2003, there were approximately 76 shareholders of record of our Class A common stock. This number does not include the number of shareholders whose shares are held of record by a broker or clearing agency but does include each such brokerage house or clearing agency as one record holder. Based upon available information, we believe we have approximately 6,400 beneficial owners of our Class A common stock. There are 4 shareholders of record of our Class B common stock, $.01 par value, and no shareholders of record of our Class C common stock, $.01 par value.

        Since becoming a public company in January 1999, we have not declared any dividends on any class of our common stock. Currently, we have no plans to declare or pay cash dividends in the foreseeable future as we intend to retain our earnings, if any, to finance the expansion of our business and for general corporate purposes. Any payment of future dividends will be at the discretion of the board of directors and will depend upon, among other factors, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions, including the provisions of our credit facility, senior subordinated notes and provisions applicable to the 6.25% Convertible Preferred Securities, Term Income Deferrable Equity Securities (TIDES) of our subsidiary trust, and other considerations that the board of directors deems relevant.

Equity Compensation Plan Information

        The following table sets forth, as of December 31, 2002, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Equity Compensation Plan Information as of December 31, 2002
Plan Category	(a) Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Column (a))
Equity Compensation Plans Approved by Shareholders
Employee Stock Purchase Plan	—	$—	1,778,013
Entercom 1998 Equity Compensation Plan (1)	3,871,568	40.31	3,008,848
Equity Compensation Plans Not Approved by Shareholders
None	—	—	—

Total	3,871,568		4,786,861

(1)
The number of shares available for issuance under the Entercom 1998 Equity Compensation Plan contains a formula that automatically increases the number of shares available for issuance by 10% of the increase in the number of shares of outstanding common stock.

        For a description of the employee plans, please refer to Note 16 in the accompanying financial statements.

ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data below as of and for the fiscal year ended September 30, 1998, the three months ended December 31, 1998 and the years ended December 31, 1999 through 2002 are derived from our audited consolidated financial statements. Our audited consolidated financial statements and related notes for the years ended December 31, 2000, 2001 and 2002 and balance sheets as of December 31, 2001 and 2002 are qualified by reference to, and should be read in conjunction with the financial statements and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report. Our audited consolidated financial statements and related notes for the year ended September 30, 1998, three months ended December 31, 1998 and year ended December 31, 1999 and the balance sheet as of December 31, 2000 are derived from audited financial statements not included herein. Our financial results are not comparable from period to period because of our acquisitions and dispositions of radio stations. The pro forma data reflects adjustments and is presented for comparative purposes only and does not purport to be indicative of what has occurred or to be indicative of future operating results or financial position.

        The following information relates only to data presented for periods prior to 2000:

  •
  Until December 31, 1998, we operated with an October 1st to September 30th fiscal year. Effective January 1, 1999, we changed from a fiscal year ending September 30th to a fiscal year ending December 31st. Accordingly, the selected historical financial data includes information as of and for the three-month transition period ended December 31, 1998 and the unaudited twelve months ended December 31, 1998.

  •
  Immediately prior to our initial public offering in January 1999, Chase Capital converted a 7% Subordinated Convertible Note due 2003 in the principal amount of $25 million into 2,327,500 shares of our Class A common stock and 1,995,669 shares of our Class C common stock. The Chase Capital convertible subordinated note was retired and we have no further obligation with respect to the note.

  •
  Before completing our initial public offering, we were an S corporation, and accordingly, we were not liable for federal and certain state corporate income taxes. Instead, our shareholders included our taxable income or loss in their federal and those state income tax returns. Immediately before our initial public offering, we converted to a C corporation, and accordingly, we were then subject to federal and state corporate income taxes. The pro forma amounts shown in the table reflect provisions for state and federal income taxes, applied to income before income taxes and extraordinary item and the effect of the adjustment to reflect indexing of the Chase Capital convertible subordinated note (the amount of this adjustment was not tax deductible), as if we had been taxed as a C corporation.

  •
  As a result of our conversion to a C corporation immediately prior to our initial public offering, generally accepted accounting principles required us to provide for deferred income taxes of $79.8 million to reflect the cumulative temporary differences between book and income tax bases of our assets and liabilities.

  •
  For purposes of our historical financial statements, the term pro forma refers solely to the adjustments necessary to reflect our status as if we were a C corporation rather than an S corporation throughout the periods presented.

SELECTED FINANCIAL DATA
(amounts in thousands, except per share data)

	Year Ended Sept. 30,	Three Months Ended Dec. 31,	Twelve Months Ended Dec. 31,	Years Ended December 31,
	1998	1998	1998	1999	2000	2001	2002
			(Unaudited)
Operating Data:
Net revenues	$132,998	$47,363	$151,962	$215,001	$352,025	$332,897	$391,289

Operating expenses (income):
Station operating expenses	88,599	29,990	99,721	135,943	206,608	201,257	226,033
Depreciation and amortization	12,807	4,296	14,222	20,936	42,617	45,644	15,058
Corporate general and administrative expenses	4,527	1,850	5,528	8,100	12,497	12,335	14,124
Time brokerage agreement fees	2,399	1,236	3,635	652	11	—	7,432
Net (gains) loss on sale of assets	(8,661)	(69,648)	(78,266)	(1,986)	(41,465)	16	(1,166)

Total operating expenses (income)	99,671	(32,276)	44,840	163,645	220,268	259,252	261,481

Operating income	33,327	79,639	107,122	51,356	131,757	73,645	129,808
Other expense (income):
Interest expense, including amortization of deferred financing costs	14,922	5,794	17,721	11,810	38,618	28,448	25,094
Financing cost of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding solely convertible debentures of the Company	—	—	—	1,845	7,813	7,813	7,813
Adjustment to reflect indexing of the convertible subordinated note	8,841	29,503	23,441	—	—	—	—
Interest income	(410)	(146)	(429)	(3,253)	(512)	(262)	(2,094)
Equity loss from unconsolidated affiliate	—	—	—	—	1,100	4,706	3,352
Loss on investments	—	—	—	—	5,688	2,000	—
Net loss on derivative instruments	—	—	—	—	—	912	2,290
Other non-operating expenses	82	723	780	—	—	—	—

Total other expense	23,435	35,874	41,513	10,402	52,707	43,617	36,455

Income before income taxes, extraordinary item and accounting changes	9,892	43,765	65,609	40,954	79,050	30,028	93,353
Income taxes	453	310	682	100,913	31,796	12,194	37,529

Income (loss) before extraordinary item and accounting changes	9,439	43,455	64,927	(59,959)	47,254	17,834	55,824
Extraordinary item, net of taxes	(2,376)	—	(2,376)	(918)	—	—	—

Income (loss) before accounting changes	7,063	43,455	62,551	(60,877)	47,254	17,834	55,824
Cumulative effect of accounting changes, net of taxes	—	—	—	—	—	(566)	(138,876)

Net income (loss)	$7,063	$43,455	$62,551	$(60,877)	$47,254	$17,268	$(83,052)

SELECTED FINANCIAL DATA
(amounts in thousands, except per share data)

	Year Ended Sept. 30,	Three Months Ended Dec. 31,	Twelve Months Ended Dec. 31,	Years Ended December 31,
	1998	1998	1998	1999	2000	2001	2002
			(Unaudited)
Net Income (Loss) Per Share—Basic:
Income (loss) before extraordinary item and accounting changes				$(1.58)	$1.05	$0.39	$1.14
Extraordinary item, net of taxes				(0.03)	—	—	—

Income (loss) before accounting changes				(1.61)	1.05	0.39	1.14
Cumulative effect of accounting changes, net of taxes				—	—	(0.01)	(2.84)

Net income (loss) per share—basic				$(1.61)	$1.05	$0.38	$(1.70)

Net Income (Loss) Per Share—Diluted:
Income (loss) before extraordinary item and accounting changes				$(1.58)	$1.04	$0.39	$1.12
Extraordinary item, net of taxes				(0.03)	—	—	—

Income (loss) before accounting changes				(1.61)	1.04	0.39	1.12
Cumulative effect of accounting changes, net of taxes				—	—	(0.01)	(2.79)

Net income (loss) per share—diluted				$(1.61)	$1.04	$0.38	$(1.67)

Weighted average shares—basic	22,239	24,742	24,104	37,922	45,209	45,295	48,965

Weighted average shares—diluted	22,239	24,742	24,104	37,922	45,614	45,994	49,766

Pro Forma Data:
Income (loss) before income taxes and extraordinary item	$9,892	$43,765	$65,609	$40,954
Pro forma income taxes	7,119	27,842	33,840	20,278

Pro forma income (loss) before extraordinary item	2,773	15,923	31,769	20,676
Extraordinary item, net of pro forma taxes	(1,488)	—	(1,488)	(918)

Pro forma net income (loss)	$1,285	$15,923	$30,281	$19,758

Pro forma basic income (loss) per share before extraordinary item	$0.12	$0.64	$1.32	$0.55

Pro forma diluted income (loss) per share before extraordinary item	$0.12	$0.64	$1.32	$0.54

Pro forma basic net income (loss)	$0.06	$0.64	$1.26	$0.52

Pro forma diluted net income (loss)	$0.06	$0.64	$1.26	$0.51

Weighted average common shares outstanding—basic	22,239	24,742	24,104	37,922

Pro forma weighted average common shares outstanding—diluted	22,239	24,742	24,104	38,238

Balance Sheet Data (at end of period):
Cash and cash equivalents	$6,666	$6,469	$6,469	$11,262	$13,257	$10,751	$92,593
Intangibles and other assets	428,763	504,825	504,825	1,225,335	1,277,609	1,244,957	1,277,757
Total assets	522,945	681,034	681,034	1,396,048	1,473,928	1,438,740	1,568,530
Senior debt, including current portion	253,784	330,281	330,281	465,770	461,260	388,323	286,715

SELECTED FINANCIAL DATA
(amounts in thousands, except per share data)

	Year Ended Sept. 30,	Three Months Ended Dec. 31,	Twelve Months Ended Dec. 31,	Years Ended December 31,
	1998	1998	1998	1999	2000	2001	2002
			(Unaudited)
Senior subordinated notes	—	—	—	—	—	—	150,000
Total shareholders' equity	182,970	225,467	225,467	686,611	735,701	755,881	890,505
Cash Flows Data:
Cash flows related to:
Operating activities	$23,019	$11,158	$26,836	$40,700	$69,475	$85,243	$104,342
Investing activities	(153,651)	(86,894)	(223,075)	(712,323)	(64,684)	(17,891)	(275,299)
Financing activities	133,672	75,539	199,211	676,416	(2,796)	(69,858)	252,799

        The selected other data below for the fiscal year ended September 30, 1998, the three months ended December 31, 1998, the twelve months ended December 31, 1998 and the years ended December 31, 1999 through 2002 are derived from certain performance measurements, as defined below, and consists of broadcast cash flow, broadcast cash flow margin, EBITDA before time brokerage agreement fees and after tax cash flow. Although these measures of performance or liquidity are not calculated in accordance with generally accepted accounting principles, we believe that these measures are useful to an investor in evaluating our performance because they are widely used in the broadcast industry to measure a radio company's operating performance. You should not consider, however, broadcast cash flow, broadcast cash flow margin, EBITDA before time brokerage agreement fees and after tax cash flow in isolation or as substitutes for operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. In addition, because broadcast cash flow, broadcast cash flow margin, EBITDA before time brokerage agreement fees and after tax cash flow are not calculated in accordance with generally accepted accounting principles, they are not necessarily comparable to similarly titled measures employed by other companies.

  •
  Broadcast cash flow consists of operating income before depreciation and amortization, time brokerage agreement fees, corporate general and administrative expenses and gains (losses) on sale of assets.

  •
  Broadcast cash flow margin represents broadcast cash flow as a percentage of net revenues.

  •
  EBITDA before time brokerage agreement fees consists of operating income plus depreciation and amortization, non-cash compensation expense (which is otherwise included in corporate general and administrative expenses) and the elimination of time brokerage agreement fees and gains (losses) on sale of assets.

  •
  After tax cash flow consists of income (loss) or pro forma income (loss) before extraordinary item and accounting changes, plus the following: depreciation and amortization, non-cash compensation expense (which is otherwise included in corporate general and administrative expense), deferred taxes, the elimination, net of taxes, of equity loss from unconsolidated affiliate, any gains or losses on sale of assets, investments and derivative instruments, adjustments to reflect the indexing of the convertible subordinated note and adjustments to reflect taxes as if we were a C corporation during the periods presented.

SELECTED OTHER DATA
(amounts in thousands, except per share data)

	Year Ended Sept. 30,	Three Months Ended Dec. 31,	Twelve Months Ended Dec. 31,	Years Ended December 31,
	1998	1998	1998	1999	2000	2001	2002
			(Unaudited)
Other Data:
Broadcast cash flow	$44,399	$17,373	$52,241	$79,058	$145,417	$131,640	$165,256
Broadcast cash flow margin	33.4%	36.7%	34.4%	36.8%	41.3%	39.5%	42.2%
EBITDA before time brokerage agreement fees	$39,872	$15,523	$46,713	$71,419	$133,577	$119,841	$152,311
Broadcast cash flow and EBITDA before time brokerage agreement fees computation:
Operating income	$33,327	$79,639	$107,122	$51,356	$131,757	$73,645	$129,808
Depreciation and amortization	12,807	4,296	14,222	20,936	42,617	45,644	15,058
Time brokerage agreement fees	2,399	1,236	3,635	652	11	—	7,432
Corporate general and administrative expenses	4,527	1,850	5,528	8,100	12,497	12,335	14,124
Net (gains) losses on sale of assets	(8,661)	(69,648)	(78,266)	(1,986)	(41,465)	16	(1,166)

Broadcast cash flow	44,399	17,373	52,241	79,058	145,417	131,640	165,256
Less corporate general and administrative expenses	4,527	1,850	5,528	8,100	12,497	12,335	14,124
Add non-cash compensation expense	—	—	—	461	657	536	1,179

EBITDA before time brokerage agreement fees	$39,872	$15,523	$46,713	$71,419	$133,577	$119,841	$152,311

After tax cash flow	$21,028	$7,985	$24,010	$52,465	$89,721	$87,084	$107,587
After tax cash flow computation:
Income (loss) before extraordinary item and accounting changes					$47,254	$17,834	$55,824
Pro forma income before extraordinary item	$2,773	$15,923	$31,769	$20,676	—	—	—
Depreciation and amortization	12,807	4,296	14,222	20,936	42,617	45,644	15,058
Amortization of deferred financing costs	259	62	322	628	858	865	1,212
Non-cash compensation expense	—	—	—	461	657	536	1,179
Deferred taxes	1,718	659	2,056	10,995	19,141	17,624	31,629
Adjustment to reflect indexing of the convertible subordinated note	8,841	29,503	23,441	—	—	—	—
Minority share of income	—	724	724	—	—	—	—
(Gain) loss on sale of assets, net of tax	(5,370)	(43,182)	(48,524)	(1,231)	(24,879)	10	(700)
Equity loss from unconsolidated affiliate, net of tax	—	—	—	—	660	2,824	2,011
Loss on investments	—	—	—	—	3,413	1,200	—
Net loss (gain) on derivative instruments, net of tax	—	—	—	—	—	547	1,374

After tax cash flow	$21,028	$7,985	$24,010	$52,465	$89,721	$87,084	$107,587

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        We are one of the five largest radio broadcasting companies in the United States based on revenues pro forma for completed and pending acquisitions. We operate in 19 markets, including Boston, Seattle, Denver, Portland, Sacramento, Kansas City, Milwaukee, Norfolk, New Orleans, Buffalo, Greensboro, Memphis, Rochester, Greenville/Spartanburg, Wilkes-Barre/Scranton, Wichita, Madison, Gainesville/Ocala and Longview/Kelso (WA). A radio broadcasting company derives its revenues primarily from the sale of broadcasting time to local and national advertisers. The advertising rates that a radio station is able to charge and the number of advertisements that can be broadcast without jeopardizing listener levels largely determine those revenues. Advertising rates are primarily based on three factors:

  •
  a station's audience share in the demographic groups targeted by advertisers, as measured principally by quarterly reports issued by The Arbitron Ratings Company;

  •
  the number of radio stations in the market competing for the same demographic groups; and

  •
  the supply of and demand for radio advertising time, both nationally and in the regions in which we operate.

        In 2002, we generated 78% of our net revenues from local advertising, which is sold primarily by each individual local radio station's sales staff, and 19% from net national spot advertising, which is sold by independent advertising sales representatives. We generated the balance of our 2002 revenues principally from network compensation, radio station events and rental income from tower sites. Our most significant station operating expenses are employees' compensation, and programming and promotional expenses.

        We include in our net revenues those net revenues recognized under a time brokerage agreement or a similar sales agreement for stations operated by us prior to acquiring the stations, while we reflect operating expenses associated with these stations in station operating expenses. Consequently, there is no difference in the method of revenue and operating expense recognition between a station operated by us under a time brokerage agreement or similar sales agreement and a station owned and operated by us.

        Several factors may adversely affect a radio broadcasting company's performance in any given period. In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. Typically, revenues are lowest in the first calendar quarter of the year. We generally incur advertising and promotional expenses to increase audiences. Any changes in audience listening are reflected quarterly in an Arbitron ratings report. As a result, any changed ratings and any corresponding effect on advertising revenues tend to lag behind the incurrence of advertising and promotional spending.

        We calculate same station operating data by comparing the performance of stations operated by us throughout the relevant period to the comparable performance in the prior year's corresponding period. We include in our same station operating data the effects of changes in status of significant contracts that relate to operations that we account for as a separate business unit. For the comparison of the years ended December 31, 2002 and 2001, same station operating data was adjusted to reflect the following changes in such significant contracts: (1) the termination in 2001 of a sports contract with the Boston Celtics and (2) the termination as of February 28, 2002 of a joint sales agreement with KING-FM. For the comparison of the years ended December 31, 2001 and 2000, same station operating data was adjusted to reflect the following changes in such significant contracts: (1) the termination in 2001 of a sports contract with the Boston Celtics; (2) the termination in 2000 of a sports contract with the Seattle Seahawks; and (3) the termination in 2000 of a sports event with the Sacramento PGA Tournament. Same station broadcast cash flow margin is the broadcast cash flow margin of the stations included in our same station calculations.

Recent Event(s)

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" that requires goodwill and certain other intangibles not be amortized. Amortization of costs associated with the acquisition of radio stations has historically been a significant factor in determining our overall profitability. With the adoption of Statement No. 142, however, amortization expense was greatly reduced for the year ended December 31, 2002, as we discontinued the amortization of broadcasting licenses and goodwill under the provisions of Statement No. 142. The amortization expense for broadcasting licenses and goodwill for the years ended December 31, 2000 and 2001 was $32.1 million and $33.2 million, respectively. In addition, under the provisions of Statement No. 142 we completed the transitional non-amortizing intangible asset impairment test for broadcasting licenses and recorded to the statement of operations, a $138.9 million charge, net of a deferred tax benefit of $92.6 million, under the cumulative effect of accounting change for the year ended December 31, 2002.

        On February 1, 2002, we entered into an agreement as of February 28, 2002, to terminate our joint sales agreement for KING-FM in the Seattle, Washington radio market that was due to expire on June 30, 2002.

        On February 8, 2002, we acquired from WCCB-TV, Inc., a subsidiary of Bahakel Communications, Ltd., the assets of WOZN-FM (formerly WKSI-FM) and WPET-AM, serving the Greensboro, North Carolina radio market for a purchase price of $20.8 million, of which $1.0 million was paid as a deposit on November 29, 2001 and the balance was financed from borrowings under our Bank Facility's Revolver. On December 5, 2001, we began operating these stations under a time brokerage agreement. We recorded goodwill of $6.8 million in connection with this purchase.

        On February 12, 2002, we entered into an agreement with subsidiaries of Emmis Communications Corporation to acquire the assets of KALC-FM, serving the Denver, Colorado radio market for a purchase price of $88.0 million in cash, of which we paid $8.8 million as a deposit on February 15, 2002 and the balance was paid from cash on hand. On March 16, 2002, we began operating this station under a time brokerage agreement and on May 1, 2002, we closed on this transaction. We recorded goodwill of $45.5 million in connection with this purchase.

        On February 27, 2002, we entered into an underwriting agreement to sell 3,500,000 shares of our Class A common stock. We completed this offering on March 5, 2002 and sold 3,500,000 shares of our Class A common stock at a price per share of $51.25. The underwriting agreement included an option by the underwriters to purchase within 30 days up to 525,000 additional shares of our Class A common stock to cover over-allotments. On March 6, 2002, the underwriters exercised their option to purchase 525,000 shares of our Class A common stock at a price per share of $51.25. We completed this offering pursuant to the over-allotment option on March 8, 2002. The net proceeds to us for both offerings, after deducting underwriting discounts and other offering expenses, were approximately $196.4 million. We used $93.5 million of these proceeds to reduce our outstanding indebtedness under the Bank Facility's Revolver, fund acquisitions and general corporate purposes.

        On February 27, 2002, we entered into an underwriting agreement to sell $150.0 million of 7.625% senior subordinated notes due March 1, 2014. We completed this offering on March 5, 2002 and received net proceeds of $145.7 million. There were approximately $4.3 million in deferred offering costs recorded in connection with the sale, which are being amortized to interest expense over the life of the notes using the effective interest rate method. We used these proceeds to fund acquisitions and for general corporate purposes and working capital.

        On May 2, 2002, the Board of Directors appointed David J. Field, formerly President and Chief Operating Officer, as President and Chief Executive Officer. The position of Chief Executive Officer was formerly held by the Chairman of the Board, Joseph M. Field, who will continue as Chairman of the Board.

        On May 2, 2002, the Company recognized non-cash compensation expense of $650,000 for the year ended December 31, 2002 in connection with a modification that extends the exercise period for stock options issued to certain members of the Company's board of directors who retired on May 2, 2002.

        On June 21, 2002, upon the recommendation by the Audit Committee, the Board of Directors dismissed Arthur Andersen LLP as our independent public accountants and named PricewaterhouseCoopers LLP as our new independent public accountants.

        On July 23, 2002, we sold the assets of KQAM-AM in Wichita, Kansas, to ABC, Inc. for $2.0 million in cash, resulting in a gain of $1.3 million. The sale of this station decreased our ownership to six radio stations serving the Wichita, Kansas radio market.

        On July 24, 2002, we acquired the assets of KOSI-FM and KEZW-AM serving the Denver, Colorado radio market from Tribune Denver Radio, Inc. and Tribune Broadcasting Company ("Tribune") for $125.0 million in cash. The source of the funds used to complete the transaction was as follows: (1) $110.5 million was paid from cash on hand; (2) $12.5 million of the purchase price was applied against an $18.0 million deposit made on January 2, 2002 to Tribune; and (3) $2.0 million was used from the proceeds of the sale of KQAM-FM. The Option Agreement with Tribune, dated December 24, 2001, provided for the acquisition of the assets of KOSI-FM, KEZW-AM and KQMT-FM (formerly KKHK-FM) serving the Denver, Colorado radio market, for a purchase price of $180.0 million in cash. On May 8, 2002, the Option Agreement was amended to facilitate the closing of KOSI-FM and KEZW-AM for $125.0 million. We recorded goodwill of $71.9 million in connection with this purchase.

        During August 2002, the managers and members of Local Media Internet Ventures, LLC ("LMIV"), of which we were an equity holder with an approximate 30% interest, agreed to discontinue operations. Our investment as of December 31, 2001 was $8.7 million and we had recorded cumulative losses of $5.8 million for the periods through December 31, 2001 in the statement of operations under equity loss from unconsolidated affiliate. During the year ended December 31, 2002, we recorded $3.4 as an equity loss from unconsolidated affiliate, which included a write off of the remaining investment of $1.1 million and our pro rata share of the costs associated with closing the business in the amount of $0.4 million.

        On September 10, 2002, our Chairman, Joseph M. Field, adopted a Planned Diversification Program pursuant to SEC Rule 10b5-1 to sell through an independent broker-dealer up to one million shares of our Class B common stock over the course of the next twelve months. Upon public sale, the Class B common Stock is automatically converted into shares of our Class A common stock. As of December 31, 2002, 900,000 shares of Class B were sold under such plan and converted into shares of Class A common stock. Even if the entire one million shares are sold under the Program, Joseph M. Field will remain our largest and controlling shareholder.

Results of Operations

        You should read the following discussion and analysis of our financial condition and results in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the year ended December 31, 2002 as compared to the year ended December 31, 2001 and a discussion of the year ended December 31, 2001 as compared to the year ended December 31, 2000. Our results of operations represent the operations of the radio stations owned or operated pursuant to time brokerage agreements or joint sales agreements during the relevant periods.

        Several factors affected our results of operations for the year ended December 31, 2002 that did not affect the prior year. During the year ended December 31, 2002: (1) we acquired on July 24, 2002 for $125.0 million two radio stations in Denver that we began operating on February 1, 2002 under a time brokerage agreement, that contributed to higher net revenues, station operating expenses, depreciation and amortization expense, time brokerage fees and lower interest income; (2) we began operating a radio station on February 1, 2002 in Denver under a time brokerage agreement that contributed to higher net revenues, station operating expenses and time brokerage fees; (3) we acquired on May 1, 2002 for $88.0 million a radio station in Denver, that on March 16, 2002 we began operating under a time brokerage agreement, that contributed to higher net revenues, station operating expenses, depreciation and amortization expense, time brokerage fees and lower interest income; (4) we acquired on February 8, 2002 for $20.8 million two radio stations in Greensboro that on December 5, 2001 we began operating under a time brokerage agreement, that contributed to higher net revenues, station operating expenses, depreciation and amortization and interest expense; (5) we terminated as of February 28, 2002, our joint sales agreement for KING-FM in Seattle, that contributed to lower net revenues and station operating expenses during 2002; (6) we did not renew our rights to broadcast the Boston Celtics or sell the advertising in these broadcasts under a contract that expired during the second quarter of 2001, that contributed to lower net revenues and lower station operating expenses during 2002; (7) we used a portion of the $196.4 million in net proceeds from an equity offering for reducing outstanding indebtedness of $93.5 million under our Bank Facility's Revolver, which resulted in decreased interest expense during 2002; (8) we received net proceeds of $145.7 million from the offering of our senior subordinated notes which resulted in increased interest expense during 2002; (9) we allowed derivatives designated as cash flow hedges with a total notional amount of $198.0 million to expire during 2002 without entering into new derivatives, which contributed to lower interest expense during 2002; (10) we wrote down our remaining investment in LMIV and incurred additional costs associated with closing the business, that contributed to a higher equity loss from an unconsolidated affiliate; (11) we discontinued the amortization of broadcasting licenses and goodwill effective January 1, 2002, which significantly reduced our amortization expense during 2002; and (12) we extended the period of exercise for stock options issued to certain members of the Company's Board of Directors who retired on May 2, 2002, that contributed to higher non-cash compensation costs.

Year ended December 31, 2002 compared to the year ended December 31, 2001

        Net Revenues: Net revenues increased 17.5% to $391.3 million for the year ended December 31, 2002 from $332.9 million for the year ended December 31, 2001. Of this increase, $25.0 million is attributed to our acquisitions of stations in the Denver and

Greensboro markets, net of the termination of contracts for KING-FM and the Boston Celtics, and the disposition of a Wichita station. On a same station basis, net revenues increased 9.9% to $364.5 million from $331.6 million. Same station net revenues increased primarily due to an improvement in the advertising sector of the markets we serve and significant revenue market share gains in our markets that resulted in increased sales in most of our markets. Sacramento, Kansas City and New Orleans contributed most to our overall revenue increases and, to a lesser extent: (1) comparison to the prior year that included the events of September 11, 2001 whereby radio advertising was severely curtailed for several days; and (2) comparison to the prior year that included the lingering effects of September 11 by depressing advertising spending into the fourth quarter of last year.

        Station Operating Expenses:    Station operating expenses increased 12.3% to $226.0 million for the year ended December 31, 2002 from $201.3 million for the year ended December 31, 2001. Of this increase, $9.1 million is attributed to acquisitions of stations in the Denver and Greensboro markets, net of the termination of contracts for KING-FM and the Boston Celtics, and the disposition of a Wichita station. On a same station basis, station operating expenses increased 7.3% to $212.7 million from $198.3 million. Same station operating expenses increased primarily due to an increase in the variable expenses associated with the increase in same station net revenues for the reasons described above and an overall increase in promotional expenses, offset by cost reduction efforts.

        Depreciation and Amortization Expenses:    Depreciation and amortization expenses decreased 67.0% to $15.1 million for the year ended December 31, 2002 from $45.6 million for the year ended December 31, 2001. The decrease was mainly attributable to the adoption on January 1, 2002 of the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as described more fully in the footnotes to the financial statements under Goodwill and Intangible Assets. Adoption of Statement No. 142 had the impact of eliminating our amortization expense for goodwill and broadcasting licenses. For comparison purposes, for the year ended December 31, 2001, we recorded amortization expense for goodwill and broadcasting licenses of $0.1 million and $33.1 million, respectively. We also completed the transitional non-amortizing intangible asset impairment test for broadcasting licenses and recorded to the statement of operations, a $138.9 million charge, net of a deferred tax benefit of $92.6 million, under the cumulative effect of accounting change. We also completed the transitional assessment of goodwill and determined that the carrying amount of each of our markets did not exceed the fair value. Since the carrying amount of each market did not exceed the fair value under the transitional assessment, we did not need to perform the second step of the transitional impairment test and, accordingly, we did not record a goodwill impairment charge in 2002.

        Corporate General and Administrative Expenses:    Corporate general and administrative expenses, which includes non-cash compensation expense, increased 14.5% to $14.1 million for the year ended December 31, 2002 from $12.3 million for the year ended December 31, 2001. Exclusive of non-cash compensation expense, corporate general and administrative expenses increased 9.7% to $12.9 million for the year ended December 31, 2002 from $11.8 million for the year ended December 31, 2001. The increase was primarily due to inflation, the addition of several new staff positions and the costs associated with an increase in the number of stations owned or operated during this year as compared to the prior year, partially offset by cost containment measures. Non-cash compensation expense increased to $1.2 million for the year ended December 31, 2002 from $0.5 million for the year ended December 31, 2001. The increase in non-cash compensation expense was primarily due to the recognition of $0.7 million in non-cash compensation expense from the May 2, 2002 modification of option grants for retiring members of our Board of Directors.

        Interest Expense:    Interest expense, including the financing cost of our 6.25% Convertible Preferred Securities, Term Income Deferrable Equity Securities (TIDES), decreased 9.2% to $32.9 million for the year ended December 31, 2002 from $36.3 million for the year ended December 31, 2001. The decrease in interest expense was mainly attributable to: (1) the expiration at various times during the year ended December 31, 2002 of derivatives designated as cash flow hedges with a total notional amount of $198.0 million that effectively fixed our variable rate debt between 6.0% and 6.3%; (2) a reduction of $93.5 million in our outstanding indebtedness as of March 5, 2002 from a portion of the cash proceeds from our equity offering; and (3) an overall reduction in interest rates from the prior year, offset by the increase in interest expense from the $150.0 million 7.625% Senior Subordinated Notes issued on March 5, 2002.

        Income Before Income Taxes and Accounting Changes:    Income before income taxes and accounting changes increased to $93.4 million for the year ended December 31, 2002 from $30.0 million for the year ended December 31, 2001. The increase in the income before income taxes and accounting changes is mainly attributable to: (1) the impact of eliminating this year our amortization expense for goodwill and broadcasting licenses of $33.2 million in 2001; (2) the increase in net revenues, net of the increase in station operating expenses as a result of the factors described above under net revenues and station operating expenses; and (3) a reduction in interest expense as a result of the factors described above under interest expense, offset by an increase in net expense from time brokerage agreement fees.

        Net Income (Loss):    We had a net loss of $83.1 million for the year ended December 31, 2002, as compared to net income of

$17.3 million for the year ended December 31, 2001. The net loss is mainly attributable to a $138.9 million impairment charge, net of a deferred tax benefit of $92.6 million, under the cumulative effect of accounting change as an accumulated transition adjustment attributable to the adoption on January 1, 2002 of the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which was offset by a $38.0 million increase in income before accounting changes, for the reasons described above, net of taxes.

Other Data

        Broadcast Cash Flow:    Broadcast cash flow increased 25.5% to $165.3 million for the year ended December 31, 2002 from $131.6 million for the year ended December 31, 2001. Of this increase, $15.9 million is attributed to our acquisitions during the current year, net of the termination of contracts for KING-FM and the Boston Celtics, and the disposition of a Wichita station. In addition, on a same station basis, broadcast cash flow increased 13.8% to $151.8 million from $133.3 million for the same reasons that same station net revenues increased, net of an increase in operating expenses, which are described above.

        Broadcast Cash Flow Margin:    The broadcast cash flow margin increased to 42.2% for the year ended December 31, 2002 from 39.5% for the year ended December 31, 2001. On a same station basis, our broadcast cash flow margin increased to 41.6% from 40.2%. The increase is primarily attributable to the same reasons that broadcast cash flow increased, which are described above.

        After Tax Cash Flow:    After tax cash flow increased 23.5% to $107.6 million for the year ended December 31, 2002 from $87.1 million for the year ended December 31, 2001. The increase in after tax cash flow was positively affected by: (1) the increase in broadcast cash flow for the reasons described above; (2) the federal and state tax deductions from an increase in amortization and depreciation expense attributable to the purchase of radio station assets during the current year; and (3) the decrease in interest expense, net of tax, for the reasons described above under interest expense, offset by an increase in time brokerage agreement fees.

Year ended December 31, 2001 compared to the year ended December 31, 2000

        Net Revenues:    Net revenues decreased 5.4% to $332.9 million for the year ended December 31, 2001 from $352.0 million for the year ended December 31, 2000. On a same station basis, net revenues decreased 5.9% to $332.2 million from $353.2 million. Net revenues and same station net revenues declined due to a combination of general weakness in the advertising sector, comparisons to the prior year in which we experienced 12.7% growth and the effect of the tragic events of September 11, 2001, when radio advertising was severely curtailed for several days and its negative effects continued into the next quarter. The overall decline in net revenues was also affected by acquisitions and divestitures. For the years ended December 31, 2001 and 2000, we acquired stations with net revenues of $22.0 million and $10.1 million, respectively. For the year ended December 31, 2001, we terminated sports contracts under which we sold advertising with net revenues of $0.5 million. For the year ended December 31, 2000, we divested stations with net revenues of $3.2 million, plus $2.3 million in net revenues from terminated sports contracts under which we sold advertising.

        Station Operating Expenses:    Station operating expenses decreased 2.6% to $201.3 million for the year ended December 31, 2001 from $206.6 million for the year ended December 31, 2000. On a same station basis, station operating expenses decreased 2.9% to $199.3 million from $205.3 million. Station operating expenses and same station operating expenses declined due to a decrease in sales expense as a result of a decrease in same station net revenues and cost reduction efforts. The overall decrease in station operating expenses was also affected by acquisitions and divestitures. For the years ended December 31, 2001 and 2000, we acquired stations with operating expenses of $15.1 million and $8.8 million, respectively. For the year ended December 31, 2001, we terminated sports contracts under which we sold advertising with operating expenses of $1.2 million. For the year ended December 31, 2000, we divested stations with operating expenses of $2.3 million, plus $2.4 million in operating expenses from terminated sports contracts under which we sold advertising.

        Depreciation and Amortization:    Depreciation and amortization increased 7.0% to $46.5 million for the year ended December 31, 2001 from $43.5 million for the year ended December 31, 2000. The increase was primarily attributable to our acquisitions, net of divestitures, since January 1, 2000. For the years ended December 31, 2001 and 2000, the amounts of amortization expense for goodwill and broadcasting licenses were $0.1 million and $33.1 million and $0.1 million and $32.0 million, respectively.

        Corporate General and Administrative Expenses:    Corporate general and administrative expenses decreased 1.3% to $12.3 million for the year ended December 31, 2001 from $12.5 million for the year ended December 31, 2000. The decrease was primarily attributable to cost reduction efforts, offset by the effect of inflation and the growth in the number of stations. Also included for the years ended December 31, 2001 and 2000 is $0.5 million and $0.7 million, respectively, in non-cash stock-based compensation expense.

        Interest Expense:    Interest expense, including the financing cost on our 6.25% Convertible Preferred Securities, Term Income Deferrable Equity Securities (TIDES), decreased 22.3% to $35.4 million for the year ended December 31, 2001 from $45.6 million for the year ended December 31, 2000. The decrease in interest expense was primarily attributable to an overall decrease in outstanding indebtedness under our bank facility and a decline in interest rates.

        Income Before Income Taxes, Extraordinary Item and Accounting Change:    Income before income taxes, extraordinary item and accounting change decreased 62.0% to $30.0 million for the year ended December 31, 2001 from $79.1 million for the year ended December 31, 2000. The decrease in income before income taxes, extraordinary item and accounting change was primarily attributable to: (1) the factors described above; (2) the decrease in gain on sale of assets compared to the prior year's gain of $41.5 million from the required divestiture of certain of our Kansas City radio stations; (3) the increase in equity loss from unconsolidated affiliate of $3.6 million because the initial investment in this affiliate was made during the later part of the prior year; and (4) the recognition of a net loss on derivative instruments of $0.9 million due to the application of a new accounting pronouncement.

        Net Income:    Net income decreased to $17.3 million for the year ended December 31, 2001 from $47.3 million for the year ended December 31, 2000. The decrease in net income was primarily attributable to: (1) the factors described above, net of taxes; and (2) the cumulative effect of the accounting change, net of taxes, of $0.6 million.

Other Data

        Broadcast Cash Flow:    Broadcast cash flow decreased 9.5% to $131.6 million for the year ended December 31, 2001 from $145.4 million for the year ended December 31, 2000. On a same station basis, broadcast cash flow decreased 10.1% to $132.9 million from $147.9 million as same station net revenues declined, offset by a decline in same station operating expenses. The overall decline in broadcast cash flow was affected by acquisitions and divestitures. For the years ended December 31, 2001 and 2000, we acquired stations with broadcast cash flow of $7.0 million and $1.3 million, respectively. For the year ended December 31, 2001, we terminated sports contracts under which we sold advertising and incurred a broadcast cash flow deficit of $0.7 million. For the year ended December 31, 2000, we divested stations with $0.9 million in broadcast cash flow, plus $0.1 million incurred as a broadcast cash flow deficit from terminated sports contracts under which we sold advertising.

        Broadcast Cash Flow Margin:    Our broadcast cash flow margin decreased to 39.5% for the year ended December 31, 2001 from 41.3% for the year ended December 31, 2000. On a same station basis, our broadcast cash flow margin decreased to 40.0% from 41.9%.

        After Tax Cash Flow:    After tax cash flow decreased 2.9% to $87.1 million for the year ended December 31, 2001 from $89.7 million for the year ended December 31, 2000. After tax cash flow was negatively impacted by the 9.5% decrease in broadcast cash flow, offset by the decrease in interest expense, net of tax, and the tax benefits from the purchase of radio station assets since January 1, 2000. The effective tax rate during these periods was positively affected by amortization of intangibles that were deductible for tax purposes in excess of the amounts reflected for book purposes.

Liquidity and Capital Resources

        Historically, we have used a significant portion of our capital resources to reduce outstanding debt and to consummate acquisitions. Generally, these acquisitions are funded from one or a combination of the following sources: (1) our bank facility (described below); (2) the sale of our securities; (3) the swapping of our radio stations in transactions which qualify as "like-kind" exchanges under Section 1031 of the Internal Revenue Code; and (4) internally-generated cash flow.

Operating Activities

        Net cash flows provided by operating activities were $104.3 million for the year ended December 31, 2002, as compared to $85.2 million and $69.5 million for the years ended December 31, 2001 and 2000, respectively. Changes in our net cash flows provided by operating activities are primarily a result of changes in advertising revenues and station operating expenses, which are affected by the acquisitions and dispositions of stations during those periods. For the year ended December 31, 2002, net cash provided by operating activities increased $19.1 million as compared to the year ended December 31, 2001, primarily due to an improvement in net revenues, net of station operating expenses, and new stations owned or operated by us during this period, offset by an increase in net cash flows utilized for working capital. For the year ended December 31, 2001, net cash provided by operating activities increased $15.8 million as compared to the year ended December 31, 2000, primarily due to a reduction in net cash flows utilized for working capital, offset by a decrease in net revenues, net of station operating expenses.

Investing and Financing Activities

        Net cash flows used in investing activities increased to $275.3 million for the year ended December 31, 2002, as compared to $17.9 million and $64.7 million for the years ended December 31, 2001 and 2000, respectively. Net cash flows provided by financing activities were $252.3 million for the year ended December 31, 2002, as compared to cash flows used in financing activities of $69.9 million and $2.8 million for the years ended December 31, 2001 and 2000, respectively. The cash flows for the year ended December 31, 2002 reflect acquisitions of radio station assets, deposits for pending acquisitions and the consummation of debt and equity offerings, net of a reduction in outstanding indebtedness. The cash flows for the year ended December 31, 2001 reflect a net reduction in outstanding debt of $72.9 million, an increase of $68.4 million as compared to the prior year, primarily due to the absence this year of any station acquisitions. The cash flows for the year ended December 31, 2000, reflect (1) acquisitions and investments consummated and the related borrowings and (2) the proceeds from the required disposition of certain of the Kansas City stations.

        During February 2002, we filed a universal shelf registration statement with the SEC to offer up to (1) $250.0 million in aggregate offering price of our Class A common stock and/or our preferred stock and (2) $250.0 million in aggregate principal amount or initial accreted value of debt securities consisting of debentures, notes or other types of debt. Under this shelf registration statement, on February 27, 2002, we entered into separate equity and debt underwriting agreements for equity and debt offerings and filed prospectus supplements with the SEC. We completed the equity offering on March 5, 2002 and the exercise of the underwriters' over-allotment option on March 8, 2002. In total, we issued $206.3 million in Class A common stock at a price per share of $51.25. We completed the debt offering on March 5, 2002, and issued $150.0 million in 7.625% senior subordinated notes. We received net proceeds of approximately $196.4 million under the equity offerings and incurred offering expenses of approximately $9.9 million. We received net proceeds of approximately $145.7 million under the debt offering and incurred offering expenses of approximately $4.3 million. We used a portion of the net proceeds to reduce our outstanding indebtedness in the amount of $93.5 million under the Bank Facility's Revolver, to finance acquisitions, general corporate purposes and working capital.

        On a continuing basis, credit rating agencies such as Moody's Investor Services and Standard and Poor's evaluate our debt. As a result of their review, our credit rating could change. Management believes that any significant downgrade in our credit rating could adversely impact on our future liquidity. The effect of a change in the credit rating includes, but is not limited to, interest rate changes under any future bank facilities, debentures, notes or other types of debt.

        As of December 31, 2002, we had $92.6 million in cash and cash equivalents. During the year ended December 31, 2002, we increased our net outstanding debt by $48.4 million as a result of the issuance of $150.0 million of senior subordinated notes, offset by the net reduction in outstanding indebtedness of $147.1 million. We also acquired radio station assets in the amount of $235.3 million and increased our acquisition deposits and costs in the amount of $30.5 million. As of December 31, 2002, we had $286.4 million of borrowings outstanding under our bank facility in addition to outstanding letters of credit in the amount of $7.7 million, $150.0 million in senior subordinated notes and $125.0 million in 6.25% Convertible Preferred Securities, Term Income Deferrable Equity Securities (TIDES). In November 2002, we repaid $14.2 million of principal under our term loan that was required to be repaid by March 31, 2003. We expect to use the credit available of $293.0 million under the revolving credit facility, subject to defined revolving commitment reductions as described below, and cash on hand to fund pending and future acquisitions. In order to finance future acquisitions, if any, however, we may require additional financing and there can be no assurance that we will be able to obtain such financing on terms acceptable to us. In addition to pending and future acquisitions, we also could consider any of the following transactions: (1) the full or partial redemption of our outstanding debt or convertible instruments; (2) the payment of a dividend; and/or (3) the buyback of our Class A common stock.

        Under our universal shelf registration statement, we may from time to time, subject to market conditions, offer and issue debentures, notes, bonds and other evidence of indebtedness in an amount up to $100.0 million and shares of our Class A common stock and/or preferred stock in an aggregate offering price of up to $43.7 million. Unless otherwise described in future prospectus supplements, we expect to use the net proceeds from any future sale of securities, if any, registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, capital expenditures, repayment or redemption of existing indebtedness, or acquisitions.

        Our business generally does not require substantial investment of capital. In addition to debt service and quarterly distributions under the 6.25% Convertible Preferred Securities, Term Income Deferrable Equity Securities (TIDES), our principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures, and acquisitions of additional radio stations. Over the past several years, we have accumulated federal and state corporate income tax net operating loss carryovers. In the year 2003, however, we expect to pay corporate income taxes after utilizing most of our net operating loss carryovers. Our capital expenditures totaled $10.1 million in the year ended December 31, 2002, as compared to $9.8 million and $9.5 million in the years ended December 31, 2001 and 2000, respectively. Our capital expenditures increased only marginally for the year ended December 31, 2002 as compared to the prior year. This increase occurred despite an increase in the average number of radio stations owned and operated by us and the continued relocation of studio facilities in certain markets, For the year 2003, we estimate that capital expenditures, necessary for maintaining our facilities, will be between $9.0 million and $11.0 million. The estimate for 2003 includes capital expenditures to be incurred in connection with (1) the relocation and/or expansion of several markets' studio facilities and (2) those costs associated with upgrading certain of our facilities to incorporate the new technology to permit digital radio broadcasting. We expect to use cash on hand and cash flows from operations to meet our capital expenditures requirements. We are also committed to fund an investment partnership focused on minority-owned businesses in the amount of approximately $0.5 million as of December 31, 2002.

        As of February 10, 2003, we have two transactions pending pursuant to agreements to purchase KQMT-FM, Denver and KWOD-FM, Sacramento, having an aggregate purchase price of $80.0 million (the transaction to purchase KWOD-FM, Sacramento, is currently in litigation; see Item 3, "Legal Proceedings"). Under these agreements, we have funded $30.5 million into escrow deposits to be applied against the purchase price upon closing. Closing on KQMT-FM is anticipated to occur in the second quarter of 2003. We intend to finance the pending acquisitions primarily from cash on hand for the amounts in excess of the escrow deposits. Additionally, we may seek to obtain other funding or additional financing from time-to-time. Our bank facility requires that at the time of closing on these transactions, we must be in compliance with the terms of the bank facility. We believe that we will maintain compliance with the terms of our bank facility. If we are not in compliance, there can be no assurance that we will be successful in amending or entering into a new bank facility, obtaining additional financing or that we will be able to obtain such financing on terms acceptable to us, which could delay or impair our efforts to consummate the pending transactions. Failure to comply with our financial covenants or other terms of the agreement could result in the acceleration of the maturity of our outstanding debt.

        We entered into our bank facility as of December 16, 1999, with a syndicate of banks for $650.0 million in senior credit consisting of (1) $325.0 million in a reducing revolving credit facility and (2) $325.0 million in a multi-draw term loan that was fully drawn as of September 29, 2000. Our bank facility was established to: (1) refinance existing indebtedness; (2) provide working capital; and (3) fund corporate acquisitions. At our election, interest on any outstanding principal accrues at a rate based on either LIBOR plus a spread that ranges from 0.75% to 2.375% or on the prime rate plus a spread of up to 1.125%, depending on our leverage ratio. Under the bank facility, the reducing revolving credit facility and the multi-draw term loan mature on September 30, 2007 and reduce on a quarterly basis beginning September 30, 2002 in amounts that vary from $12.2 million to $16.3 million for each loan. We anticipate that we will meet these quarterly debt reduction commitments through one or more of the following: (1) cash flows from operations; (2) additional permitted borrowings, if any, under the reducing revolving credit facility; (3) cash on hand; and (4) other debt or equity offerings. Our bank facility requires that we comply with certain financial covenants and leverage ratios that are defined terms within the agreement. Compliance with these requirements affects our ability to draw down under the revolver. Certain of these financial covenants and leverage ratios include but are not limited to the following: (1) total debt to operating cash flow; (2) operating cash flow to interest expense; (3) operating cash flow to pro forma debt service; and (4) operating cash flow to fixed charges. Management believes we are in compliance with all of the terms of the agreement. On February 6, 2002, we entered into an amendment with our lenders under our bank facility that further clarified the terms under which we could issue subordinated debt and modified certain terms, including the pro forma debt service ratio financial covenant.

Summary Disclosures about Contractual Obligations and Commercial Commitments

        The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2002:

	payments due by period
	(amounts in thousands)
Contractual Cash Obligations:	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt (1)	$286,715	$42,672	$130,034	$113,789	$220
Senior subordinated notes (2)	150,000	—	—	—	150,000
TIDES (3)	125,000	—	—	—	125,000
Operating leases	61,272	7,026	14,031	12,020	28,195
Sports programming	52,933	14,150	33,111	5,672	—
On-air talent	48,419	21,065	20,848	6,090	416
Television advertising	2,918	1,459	1,459	—	—
Other operating contracts	9,400	6,494	2,904	2	—
Construction obligation	713	713	—	—	—

Total Contractual Cash Obligations	$737,370	$93,579	$202,387	$137,573	$303,831

(1)
Long-term debt consists primarily of our bank facility, which under certain circumstances the maturity on our outstanding debt could be accelerated if we do not maintain certain covenants.

(2)
Entercom Radio, LLC, our wholly-owned subsidiary pays interest semi-annually in arrears on March 1, and September 1, at the rate of 7.625% on notes in denominations of $1,000 each, due March 1, 2014. Under certain circumstances, these notes could be redeemed in cash by us at our option prior to the due date of the Notes.

(3)
Entercom Communications Capital Trust, our wholly-owned subsidiary pays quarterly calendar distributions. The 6.25% Convertible Preferred Securities, Term Income Deferrable Equity Securities (TIDES) represent undivided preferred beneficial ownership interest in the assets of the trust. The trust used the proceeds from the sale of the TIDES to purchase from us an equal amount of 6.25% Convertible Subordinated Debentures due 2014. Under certain circumstances, the TIDES could be redeemed in cash by us at our option or converted to equity at the holder's option.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
	Total amounts committed	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Other Commercial Commitments
Letter of Credit (1)	$7,670	$7,670	$—	$—	$—
Guarantee (2)	1,589	883	706	—	—
Partnership (3)	538	538	—	—	—
Derivatives (4)	4,658	383	—	—	4,275
Pending transactions (5)	80,000	80,000	—	—	—

Total Other Commercial Commitments	$94,455	$89,474	$706	$—	$4,275

(1)
We are obligated to provide a letter of credit pursuant to a court order in connection with the pending acquisition of KWOD-FM from Royce, as described below under Item 3, "Legal Proceedings" (we cannot determine if and when the transaction might be completed) and pursuant to the terms of certain of our insurance policies.

(2)
We have a contingent liability to the national sales representative of the former owner of one of our markets. This obligation is the responsibility of our current national sales representative and arose in connection with our acquisition of the stations involved.

(3)
Under a partnership agreement, carried as an investment, we are obligated to increase our investment.

(4)
At December 31, 2002, we have interest rate transactions outstanding where we agree with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional amount against the variable debt. The notional amount outstanding at December 31, 2002 was $65.0 million. The marked to market valuation is determined by using quoted market prices from the counter-parties to these agreements. Under certain circumstances, the interest rate transaction liability of $4.7 million at December 31, 2002, could be due and payable prior to the expiration of the agreements.

(5)
At December 31, 2002, we have pending acquisitions to acquire: (1) KQMT-FM from Tribune for a purchase price of $55.0 million, of which $5.5 million of the purchase price is to be applied against an $18.0 million deposit made on January 2, 2002 to Tribune and (2) KWOD-FM from Royce for a purchase price of $25.0 million, which has been placed in an escrow account under a court order (we cannot determine if and when the transaction might be completed).

Recently Issued Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statement of Accounting Financial Standards No. 143, "Accounting for Asset Retirement Obligations" which applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset. Under Statement No. 143, guidance is provided on measuring and recording the liability. We intend to adopt Statement No. 143 effective January 1, 2003. We do not believe that adoption of Statement No. 143 will materially impact our financial position, results of operations or cash flows.

        In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of Statements No. 4, 44, and 64, Amendment of Statement No. 13, and Technical Corrections." Statement No. 145 rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, Statement No. 64, "Extinguishments of Debt to Satisfy Sinking-Fund Requirements." Statement No. 145 also rescinds Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." Statement No. 145 amends Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Statement No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. In the past, we have reflected losses from extinguishments of debt as extraordinary items. Under Statement No. 145, debt extinguishments are often routine, recurring transactions and in most circumstances would require treatment other than as an extraordinary item. Adoption of Statement No. 145 by us will be effective on January 1, 2003 and any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion No. 30 for classification as an extraordinary item shall be reclassified. We do not believe that the adoption of Statement No. 145 will materially impact our financial position, cash flows or results of operations.

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured at fair value only when the liability is incurred. Adoption of Statement No. 146 by us will be effective on January 1, 2003 and will not be retroactive to prior years. We do not believe that the adoption of Statement No.146 will materially impact our financial position, cash flows or results of operations.

        In November 2002, the Financial Accounting Standards Board issued Financial Accounting Series Interpretation No. 45 entitled "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which provides for an interpretation of Financial Accounting Standards Board Statements No. 5, 57, and 107 and rescission of Financial Accounting Standards Board Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Adoption of this interpretation by us will be effective on January 1, 2003 and will be applied prospectively to all guarantees issued or modified after December 31, 2002. We do not believe that the adoption of Interpretation No. 45 will materially impact our financial position, cash flows or results of operations.

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," that amends Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation." Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Adoption of Statement No. 148 by us will be effective on January 1, 2003. We currently account for stock-based compensation plans under Accounting Principles Board No. 25 for employees and under Statement No. 123 for non-employees. We do not believe that the adoption of Statement No. 148 will materially impact our financial position, cash flows or results of operations as we do not anticipate changing our method to the fair value based method of accounting for stock-based employee compensation under Statement No. 123.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the amount of reported revenues and expenses during the reporting period. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different circumstances or by using different assumptions.

        We consider the following policies to be important in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition or cash flows. For a summary of our significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the consolidated financial statements.

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

Allowance for Doubtful Accounts

        We must make an estimated allowance for doubtful accounts for estimated losses resulting from our customers' inability to make payments. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances may be required.

Radio Broadcasting Licenses and Goodwill

        We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of December 31, 2001, we had recorded $1.2 billion in radio broadcasting licenses and goodwill assets, which represented 86% of our total assets. Effective January 1, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," that requires that goodwill and certain intangible assets will not be amortized. Instead, these assets will be reviewed at least annually for impairment and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The fair value of these assets is dependent on the performance of our stations. In assessing the recoverability of our indefinite-lived intangible assets, we must conduct annual impairment testing required by Statement No. 142, which could result in our being required to write down the carrying value of our broadcasting licenses and goodwill in future periods. We completed the transitional non-amortizing intangible asset impairment test for broadcasting licenses and recorded to the statement of operations, a $138.9 million impairment charge, net of a deferred tax benefit of $92.6 million, under the cumulative effect of accounting change for the year ended December 31, 2002. We also completed the transitional assessment of goodwill and determined that the carrying amount for each of our markets did not exceed the fair value. Since the carrying amount of each market did not exceed the fair value under the transitional assessment, we did not need to perform the second step of the transitional impairment test and accordingly, we did not record a goodwill impairment charge in 2002. As of December 31, 2002, we had recorded $1.2 billion in indefinite-lived intangible assets, which represented approximately 78% of our total assets.

Contingencies and Litigation

        On an on-going basis, we evaluate our exposure related to contingencies and litigation and record a liability when available information indicates that a liability is probable and estimable. We also disclose significant matters that are reasonably possible to result in a loss or are probable but not estimable.

Estimation of Effective Tax Rates

        We evaluate our effective tax rates regularly and adjust rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which we operate, among other factors. Certain of our deferred tax assets are comprised of loss carryforwards for federal and state income tax filing purposes for which recovery is dependent on the amount and timing of taxable income we ultimately generate in the future, as well as other factors. We could recognize no benefit from our deferred tax assets or we could recognize the maximum benefit that is in accordance with our current estimate. Also, tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. We believe our estimate of the value of our tax contingencies is a critical accounting estimate as it contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued.

Intangibles

        As of December 31, 2002, approximately 78% of our total assets consisted of radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate the radio stations without the related FCC license for each station. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. Historically, all of our licenses have been renewed at the end of their respective eight-year periods, and we expect that all licenses will continue to be renewed in the future.

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

        Our future operations are subject to many business risks, including those risks that specifically influence the radio broadcasting industry, which could have a material adverse effect on our business including:

  •
  economic conditions, both generally and relative to the radio broadcasting industry;

  •
  shifts in population, demographics or audience tastes;

  •
  the level of competition for advertising revenues with other radio stations, satellite radio, television stations and other entertainment and communications media;

  •
  technological changes and innovations;

  •
  new laws, including proposals to eliminate the tax deductibility of certain expenses incurred by advertisers; and

  •
  changes in governmental regulations and policies and actions of federal regulatory bodies, including the Department of Justice, the Federal Trade Commission and the FCC.

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

We Are Dependent On Federally-Issued Licenses To Operate Our Radio Stations And Are Subject To Extensive Federal Regulation.

        The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. We are required to obtain licenses from the FCC to operate our radio stations. Licenses are normally granted for a term of eight years and are renewable. Although the vast majority of FCC radio station licenses are routinely renewed, we cannot assure you that the FCC will approve our future renewal applications or that the renewals will not include conditions or qualifications. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on us.

        We must comply with extensive FCC regulations and policies in the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions and in certain circumstances could require us to divest some radio stations. For example, in connection with the Sinclair Kansas City acquisition we were required to dispose of three radio stations in Kansas City. The FCC's rules governing our radio station operations impose costs on our operations, and changes in those rules could have an adverse effect on our business. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on us. Moreover, these FCC regulations and others may change over time and we cannot assure you that those changes would not have a material adverse effect on us.

We May Not Be Successful In Identifying And Consummating Future Acquisitions, Which Is An Important Element Of Our Business Strategy.

        We pursue growth, in part, through the acquisition of individual radio stations and groups of radio stations. Our consummation of all future acquisitions will be subject to various conditions, including FCC and other regulatory approvals. The FCC must approve any transfer of control or assignment of broadcast licenses. In addition, acquisitions may encounter intense scrutiny under federal and state antitrust laws. Our future acquisitions may be subject to notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and to a waiting period and possible review by the Department of Justice and the Federal Trade Commission.

        Any delays, injunctions, conditions or modifications by any of these federal agencies could have a negative effect on us and result in the abandonment of all or part of attractive acquisition opportunities. As a result, under certain circumstances, all or a partial amount of our escrow deposits of $30.5 million, made in connection with the pending acquisitions, could be forfeited if we are unable to timely consummate all or any of our pending acquisitions. We cannot predict whether we will be successful in identifying future acquisition opportunities or what the consequences will be of any acquisitions.

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

  •
  difficulties in the integration of operations and systems and the management of a large and geographically diverse group of stations;

  •
  the diversion of management's attention from other business concerns;

  •
  the potential loss of key employees of acquired stations; and

  •
  the risk of integration is higher during a period of significant or rapid growth.

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

We Have Substantial Indebtedness That Could Have Important Consequences To You.

        We have indebtedness that is substantial in relation to our shareholders' equity. At December 31, 2002, we had long-term indebtedness of $436.7 million (excluding outstanding letters of credit of $7.7 million) and shareholders' equity of $890.5 million. In addition to our obligations on our long-term indebtedness, we have quarterly interest obligations on the debentures held by the trust that fund distributions on the 6.25% Convertible Preferred Securities, Term Income Deferrable Equity Securities (TIDES). These obligations are substantial in amount and could have an impact on you. For example, these obligations could:

  •
  require us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of cash flow for other purposes, including funding future expansion and ongoing capital expenditures;

  •
  impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate or other purposes;

  •
  limit our ability to compete, expand and make capital improvements;

  •
  increase our vulnerability to economic downturns, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions; and

  •
  limit or prohibit our ability to pay dividends and make other distributions.

        As of December 31, 2002, $293.0 million was available under our $650.0 million current bank facility, subject to compliance with the covenants under the bank facility at the time of borrowing and subject to quarterly debt reduction commitments. Moreover, under certain circumstances, we may need to modify or enter into a new bank facility to close on our pending or future acquisitions. We also may seek to obtain other funding or additional financing for any of the following transactions: (1) the acquisition of radio stations; (2) the full or partial redemption of our outstanding debt or convertible instruments and/or the payment of a dividend; and/or (3) the buyback of our Class A common stock. We have no assurances that we will be able to obtain other funding, additional financing or the approvals, if necessary, for any of these transactions. Any additional borrowings would further increase the amount of our indebtedness and the associated risks.

The Covenants In Our Credit Facility And Our Senior Subordinated Notes Restrict Our Financial And Operational Flexibility.

        Our credit facility and our senior subordinated notes contain covenants that restrict, among other things, our ability to borrow money, make particular types of investments or other restricted payments, swap or sell assets, or merge or consolidate. An event of default under our bank facility or our senior subordinated notes could allow the lenders to declare all amounts outstanding to be immediately due and payable. We have pledged substantially all of our consolidated assets and the stock of our subsidiaries to secure the debt under our credit facility. If the amounts outstanding under the credit facility were accelerated, the lenders could proceed against our consolidated assets and the stock of our subsidiaries. If the amounts outstanding under the senior subordinated notes were accelerated, the lenders could proceed against the stock of our subsidiaries. A default under our senior subordinated notes could cause a default under our credit facility. Any event of default, therefore, could have a material adverse effect on our business. Our bank facility also requires us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by operating performance or other events beyond our control, and we cannot assure you that we will meet those ratios. We also may incur future debt obligations in connection with future acquisitions that might subject us to restrictive covenants that could affect our financial and operational flexibility or subject us to other events of default. The debt we expect to incur in connection with future acquisitions may require us to modify or enter into a new bank facility if certain covenants in our current bank facility would be violated, subjecting us to an event of default.

Because Of Our Holding Company Structure, We Depend On Our Subsidiaries For Cash Flow, And Our Access To This Cash Flow Is Restricted.

        We operate as a holding company. All of our radio stations are currently owned and operated by our subsidiaries. Entercom Radio, LLC, our wholly owned subsidiary, is the borrower under our credit facility and our senior subordinated debt. All of our station-operating subsidiaries are subsidiaries of Entercom Radio, LLC. Further, we guaranteed Entercom Radio, LLC's obligations under the credit facility on a senior secured basis and under the senior subordinated notes on an unsecured basis, junior to our credit facility. Our obligations on the 6.25% Convertible Preferred Securities, which were purchased by the trust that sells the 6.25% Convertible Preferred Securities, Term Income Deferrable Equity Securities (TIDES), are subordinated to our obligations on the credit facility and on the senior subordinated notes.

        As a holding company, our only source of cash to pay our obligations, including corporate overhead and other trade payables, are distributions from our subsidiaries of their net earnings and cash flow. We currently expect that the net earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their debt obligations, before distributions are made to us. Even if our subsidiaries elect to make distributions to us, we cannot assure you that applicable state law and contractual restrictions, including the dividend covenants contained in our credit facility and senior subordinated notes, would permit such dividends or distributions.

Our Chairman Of The Board And Our President and Chief Executive Officer Effectively Control Our Company, And Members Of His Immediate Family Also Own A Substantial Equity Interest In Us. Their Interests May Conflict With Yours.

        As of February 1, 2003, Joseph M. Field, our Chairman of the Board, beneficially owns 540,067 shares of our Class A common stock and 7,932,555 shares of our Class B common stock, representing approximately 62.4% of the total voting power of all of our outstanding common stock. As of February 1, 2003, David J. Field, our President, Chief Executive Officer, one of our directors and the son of Joseph M. Field, beneficially owns 1,827,059 shares of our Class A common stock and 749,250 shares of our outstanding Class B common stock, representing approximately 7.3% of the total voting power of all of our outstanding common stock. Collectively, Joseph M. Field and David J. Field and other members of the Field family beneficially own all of our outstanding Class B common stock. Other members of the Field family also own shares of Class A common stock.

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

We Depend On Selected Market Clusters of Radio Stations.

        For the year ended December 31, 2002, we generated almost 50% of our net revenues in 4 of our 19 markets (Seattle, Boston, Kansas City and Sacramento). Accordingly we may have greater exposure to adverse events or conditions that affect the economy in any of these markets that could have a material adverse effect on our financial position and results of operations.

We Must Respond To The Rapid Changes In Technology, Services And Standards That Characterize Our Industry In Order To Remain Competitive.

        The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies and services. We cannot assure you that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Several new media technologies and services are being developed or introduced, including the following:

  •
  satellite delivered digital audio radio service, which has resulted in the introduction of new subscriber based satellite radio services with numerous niche formats;

  •
  audio programming by cable systems, direct broadcast satellite systems, personal communications systems, Internet content providers and other digital audio broadcast formats;

  •
  in-band on-channel digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

  •
  low-power FM radio, which could result in additional FM radio broadcast outlets.

        We cannot predict the effect, if any, that competition arising from new technologies or regulatory change may have on the radio broadcasting industry or on the financial condition and results of operations of our company.

Our Stock Price Could Be Volatile And Could Drop Unexpectedly.

        Our Class A common stock has been publicly traded since January 29, 1999. The market price of our Class A common stock has been subject to fluctuations since the date of our initial public offering. The stock market has from time to time experienced price and volume fluctuations that have affected the market prices of securities. As a result, the market price of our Class A common stock could materially decline, regardless of our operating performance.

The Loss Of Key Personnel Could Have A Material Adverse Effect On Our Business.

        Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key executives. We believe that the loss of one or more of these individuals could have a material adverse effect on our business.

You Will Have No Recourse Against One Of The Experts Named In This Document.

        Arthur Andersen LLP is unable to consent to the use of their independent public accountants report with respect to the consolidated financial statements as of December 31, 2001 and for the year ended December 31, 2001, which financial statements have been incorporated by reference in this document. This means that Arthur Andersen LLP is not reconfirming the continuing validity of its audit opinion on these financial statements. Although we have no reason to believe that those financial statements are incorrect, if they are incorrect and we are adversely affected as a result, you will not be able to recover any damages you may incur from Arthur Andersen LLP.

We Are Subject To General Changes In The Economy That Could Have A Material Adverse Effect On Our Business.

        Any adverse change in the U.S. economy in general and consumer confidence and spending in particular, could have a material adverse effect on our financial position and results of operations and on the future price of our Class A common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Under certain bank facility covenants that are measured periodically, we may be required from time to time to protect ourselves from interest rate fluctuations through the use of derivative rate hedging instruments. As a result, we have entered into various interest rate transactions with various banks, which we call the rate hedging transactions designed to mitigate our exposure to significantly higher floating interest rates. These rate hedging transactions are referred to as a "collar" or a "swap". A collar consists of a rate cap agreement that establishes an upper limit or "cap" for the base LIBOR rate and a rate floor agreement that establishes a lower limit or "floor" for the base LIBOR rate. Collar agreements covering a rate cap and a rate floor have been entered into simultaneously with the same bank. Swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and the bank pay to us a variable rate equal to three-month LIBOR. As of December 31, 2002, we have rate hedging transactions in place for a total notional amount of $65.0 million. The fair value of the rate hedging transactions at December 31, 2002, based upon current market rates, is included as derivative instruments in current liabilities and other long-term liabilities according to the respective maturity date of the instrument. Based upon the variable-rate debt, including any outstanding derivative rate hedging instruments, as of December 31, 2002, a 100 basis point change in interest rates would change annual interest expense by approximately $2.6 million. We do not have significant interest rate risk related to our senior subordinated notes and our Convertible Preferred Securities, Term Income Deferrable Equity Securities (TIDES), which have fixed interest rates of 7.625% and 6.25%, respectively.

        Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party. To minimize this risk, we select high credit quality counter-parties. We do not anticipate nonperformance by such counter-parties, and no material loss would be expected in the event of the counter-parties' nonperformance. All of the rate hedging transactions are tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The valuation for each of these rate hedging transactions is affected by the change in the three-month LIBOR rate and the forward interest rate to maturity. Any increase in the three-month LIBOR rate or the forward interest rate to maturity results in a more favorable valuation, while any decrease in the three-month LIBOR rate or forward interest rate to maturity results in a less favorable valuation for each of the rate hedging transactions. The three-month LIBOR rate and the forward interest rate to maturity at December 31, 2002 were lower as compared to the rate at December 31, 2001. The increase in market value liability of the instruments as of December 31, 2002, was due primarily to a reduction in the forward interest rate to maturity for each of the transactions and a decrease in LIBOR rates, offset by the expiration of $198.0 million in rate hedging transactions. Effective January 1, 2001, we adopted SFAS No. 133 entitled "Accounting for Derivative and Hedging Activities," that was amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 established accounting and reporting standards for (1) derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives and (2) hedging activities. The effect of the adoption of this accounting standard was reflected in the consolidated financial statements for the years ended December 31, 2001 and 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements, together with related notes and the report of PricewaterhouseCoopers LLP, our independent accountants, the report of Arthur Andersen LLP, our former independent public accountants and the report of Deloitte & Touche LLP, our former independent accountants, are set forth on the pages indicated in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On June 21, 2002, we dismissed Arthur Andersen LLP ("Andersen"), our previous independent public accountants, and named PricewaterhouseCoopers LLP as our new independent accountants in accordance with a resolution of our Board of Directors. Andersen previously audited our financial statements for the year ended December 31, 2001. The report of Andersen on our financial statements for the year ended December 31, 2001, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the same period, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Please refer to the 8-K filed on June 26, 2002.

        On March 23, 2001, we dismissed Deloitte & Touche LLP ("Deloitte"), our previous independent public accountants, and replaced them with Arthur Andersen LLP in accordance with a resolution of our Board of Directors. Deloitte previously audited our financial statements for the year ended December 31, 2000. The report of Deloitte on our financial statements for the year ended December 31, 2000, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the same period, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Please refer to the 8-K filed on March 23, 2001.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information with respect to directors and executive officers required by this Item 10 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2003 Annual Meeting of Shareholders to be held May 15, 2003, which is expected to be filed with the Commission within 120 days after the close of our year.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated in this report by reference to the applicable information set forth under the caption "Compensation Information" in the 2003 proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2003 proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the 2003 proxy statement.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

        (a) The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-K (the "Evaluation Date"), our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

        (b) We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

INDEX TO EXHIBITS

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2) (Originally filed as Exhibit 3.02)
4.01	Indenture for the Convertible Subordinated Debentures due 2014 between Entercom Communications Corp., as issuer, and Wilmington Trust Company, as indenture trustee. (3)
4.02	Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee. (2) (Originally filed as Exhibit 4.02)
4.03	First Supplemental Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee. (2) (Originally filed as Exhibit 4.03)
10.01	Employment Agreement, dated December 30, 2002, between Entercom Communications Corp. and Joseph M. Field. (4)
10.02	Employment Agreement, dated December 30, 2002, between Entercom Communications Corp. and David J. Field. (4)
10.03	Employment Agreement, dated August 6, 2002, between Entercom Communications Corp. and Stephen F. Fisher. (5)
10.04	Employment Agreement, dated December 17, 1998, between Entercom Communications Corp. and John C. Donlevie. (6)
10.05	Option Agreement, dated as of December 24, 2001 among Entercom Communications Corp., Entercom Denver LLC, Entercom Denver License LLC, Tribune Denver Radio, Inc. and Tribune Broadcasting Company. (7) (Originally filed as Exhibit 10.01)
10.06	First Amendment to Option Agreement, dated as of May 8, 2002 among Entercom Communications Corp., Entercom Denver LLC, Entercom Denver License LLC, Tribune Denver Radio, Inc. and Tribune Broadcasting Company. (7) (Originally filed as Exhibit 10.02)
10.07	Second Amendment to Option Agreement, dated as of July 24, 2002 among Entercom Communications Corp., Entercom Denver LLC, Entercom Denver License LLC, Tribune Denver Radio, Inc. and Tribune Broadcasting Company. (7) (Originally filed as Exhibit 10.03)
10.08	Credit Agreement, dated as of December 16, 1999, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital Inc., as Administrative Agent and Co-Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein. (8)
10.09	First Amendment to Credit Agreement, dated as of May 31, 2001, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital, Inc., as Administrative Agent, and Co- Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein. (9)
10.10	Second Amendment to the Credit Agreement, dated as of February 6, 2002, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital, Inc., as Administrative Agent, and Co-Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein. (10)
16.01	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission regarding the change in accountant. (11)
16.02	Letter from Arthur Andersen LLP to the Securities and Exchange Commission regarding the change in accountant. (12)
21.01	Information Regarding Subsidiaries of Entercom Communications Corp. (4)

Exhibit Number	Description
23.01	Consent of PricewaterhouseCoopers LLP. (4)
23.02	Consent of Deloitte & Touche LLP. (4)

  (1)
  Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999. (File No. 333-61381)

  (2)
  Incorporated by reference to an exhibit (as indicated above) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 13, 2002.

  (3)
  Incorporated by reference to Exhibit 4.03 of our Amendment to Registration Statement on Form S-1, as filed on September 30, 1999. (File No. 333-86843)

  (4)
  Filed herewith.

  (5)
  Incorporated by reference to Exhibit 10.01 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed on August 13, 2002.

  (6)
  Incorporated by reference to Exhibit 10.03 of our Amendment to Registration Statement on Form S-1, as filed on January 6, 1999. (File No. 333-61381)

  (7)
  Incorporated by reference to an exhibit (as indicated above) of our Current Report on Form 8-K, as filed on August 7, 2002.

  (8)
  Incorporated by reference to Exhibit 10.01 of our Current Report on Form 8-K, as filed on December 23, 1999.

  (9)
  Incorporated by reference to Exhibit 10.07 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, as filed on August 13, 2001.

  (10)
  Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on February 11, 2002.

  (11)
  Incorporated by reference to Exhibit 16.1 of our Current Report on Form 8-K, as filed on March 28, 2001.

  (12)
  Incorporated by reference to Exhibit 16.1 of our Current Report on Form 8-K, as filed on June 21, 2002.

(b) Reports on Form 8-K

        No reports on Form 8-K were filed during the three-month period ended December 31, 2002.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
of Entercom Communications Corp.:

        In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows present fairly, in all material respects, the financial position of Entercom Communications Corp. and its subsidiaries (the "Company") at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of Entercom Communications Corp. as of December 31, 2001, and for the year then ended, prior to the revisions discussed in Note 3, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 1, 2002, except with respect to the matter discussed in Note 17* of the financial statements, as to which the date is February 6, 2002.

        As discussed in Note 3, effective January 1, 2002, the Company changed its accounting for goodwill and other intangible assets pursuant to the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

        As discussed above, the financial statements of Entercom Communications Corp. as of December 31, 2001, and for the year then ended were audited by independent accountants who have ceased operations. As described in Note 3, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. We audited the 2001 transitional disclosures described in Note 3. In our opinion, the transitional disclosures for 2001 in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 6, 2003

*    This reference refers to Note 17 of the notes to the consolidated financial statements for the year ended December 31, 2001, as included in the Company's Form 10-K for the year 2001, filed with the Securities and Exchange Commission on February 11, 2002.

          The following is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. In 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" as discussed in Note 3. We have presented the transitional disclosures for 2000 and 2001 required by the Statement of Financial Accounting Standards No. 142 in Note 3. The Arthur Andersen LLP report does not extend to these changes to the 2001 consolidated financial statements. The adjustments to the 2001 consolidated financial statements were reported on by PricewaterhouseCoopers LLP as stated in their report appearing herein.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
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

Arthur Andersen LLP
Philadelphia, Pennsylvania
February 1, 2002 (except with respect to the matter discussed in Note 17*, as to which the date is February 6, 2002)

*    This reference refers to Note 17 of the notes to the consolidated financial statements for the year ended December 31, 2001, as included in the Company's Form 10-K for the year 2001, filed with the Securities and Exchange Commission on February 11, 2002.

          ARTHUR ANDERSEN LLP WERE THE INDEPENDENT ACCOUNTANTS FOR ENTERCOM COMMUNICATIONS CORP. UNTIL JUNE 21, 2002. REPRESENTATIVES OF ARTHUR ANDERSEN LLP ARE NOT AVAILABLE TO PROVIDE THE CONSENT REQUIRED FOR THE INCORPORATION BY REFERENCE OF THEIR REPORT ON THE FINANCIAL STATEMENTS OF ENTERCOM COMMUNICATIONS CORP. APPEARING IN THIS ANNUAL REPORT INTO REGISTRATION STATEMENTS FILED BY ENTERCOM COMMUNICATIONS CORP. WITH THE SECURITIES AND EXCHANGE COMMISSION AND CURRENTLY EFFECTIVE UNDER THE SECURITIES ACT OF 1933. SINCE ARTHUR ANDERSEN LLP HAVE NOT CONSENTED TO THE INCORPORATION BY REFERENCE OF THEIR REPORT, THE INVESTOR WILL NOT BE ABLE TO RECOVER AGAINST ARTHUR ANDERSEN LLP UNDER SECTION 11 OF THE SECURITIES ACT OF 1933 FOR ANY UNTRUE STATEMENTS OF A MATERIAL FACT CONTAINED IN THE FINANCIAL STATEMENTS AUDITED BY ARTHUR ANDERSEN LLP THAT ARE CONTAINED IN THIS REPORT OR ANY OMISSIONS TO STATE A MATERIAL FACT REQUIRED TO BE STATED THEREIN.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
of Entercom Communications Corp.:

        We have audited the accompanying consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows of Entercom Communications Corp. and subsidiaries for the year ended December 31, 2000. Our audit also included the financial statement schedule listed in the Index at Item 15 (a) 2 for the year ended December 31, 2000. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and the cash flows of Entercom Communications Corp. and subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2000, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 14, 2001 (February 27, 2003, as to the SFAS No. 142
transitional disclosures for 2000 as described in Note 3)

CONSOLIDATED FINANCIAL STATEMENTS OF ENTERCOM COMMUNICATIONS CORP.

ENTERCOM COMMUNICATIONS CORP.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2002
(amounts in thousands)

ASSETS

	December 31,
	2001	2002
CURRENT ASSETS:
Cash and cash equivalents	$10,751	$92,593
Accounts receivable, net of allowance for doubtful accounts of $2,201 in 2001 and $2,205 in 2002	64,319	80,014
Prepaid expenses and deposits	6,521	5,508
Prepaid and refundable income taxes	933	894
Deferred tax assets	5,256	8,430

Total current assets	87,780	187,439

INVESTMENTS	13,671	9,396

PROPERTY AND EQUIPMENT:
Land, land easements and land improvements	10,542	11,681
Building	11,631	11,382
Equipment	83,388	89,553
Furniture and fixtures	12,592	13,455
Leasehold improvements	11,514	13,740

	129,667	139,811
Accumulated depreciation and amortization	(37,680)	(49,417)

	91,987	90,394
Capital improvements in progress	345	3,544

Net property and equipment	92,332	93,938

RADIO BROADCASTING LICENSES
Net of accumulated amortization of $95,532 in 2001 and 2002	1,228,453	1,101,228

GOODWILL
Net of accumulated amortization of $624 in 2001 and 2002	4,159	129,964

DEFERRED CHARGES AND OTHER ASSETS
Net of accumulated amortization of $4,161 in 2001 and $8,213 in 2002	12,345	46,565

TOTAL	$1,438,740	$1,568,530

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2002
(amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2001	2002
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,992	$11,625
Accrued liabilities:
Salaries	5,446	7,949
Interest	2,689	4,213
Other	6,536	6,190
Derivative instruments	3,529	384
Current portion of long-term debt	24,389	42,671

Total current liabilities	53,581	73,032

SENIOR DEBT	363,934	244,044

7.625% SENIOR SUBORDINATED NOTES	—	150,000

OTHER LONG-TERM LIABILITIES:
Deferred tax liabilities	135,974	80,522
Derivative instruments	3,516	4,275
Deferred rent	854	1,152

Total other long-term liabilities	140,344	85,949

COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY HOLDING SOLELY CONVERTIBLE DEBENTURES OF THE COMPANY ("TIDES")	125,000	125,000
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS' EQUITY:
Preferred Stock $.01 par value; authorized 25,000,000 shares; none issued	—	—
Class A common stock $.01 par value; voting; authorized 200,000,000 shares; issued and outstanding 34,821,553 in 2001 and 40,547,918 in 2002	348	405
Class B common stock $.01 par value; voting; authorized 75,000,000 shares; issued and outstanding 10,531,805 in 2001 and 9,311,805 in 2002	105	93
Class C common stock $.01 par value; nonvoting; authorized 50,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	751,803	967,186
Retained earnings (deficit)	5,418	(77,634)
Unearned compensation	(201)	(256)
Accumulated other comprehensive (loss) gain	(1,592)	711

Total shareholders' equity	755,881	890,505

TOTAL	$1,438,740	$1,568,530

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
(amounts in thousands, except share and per share data)

	Years Ended December 31,
	2000	2001	2002
NET REVENUES	$352,025	$332,897	$391,289

OPERATING EXPENSES (INCOME):
Station operating expenses	206,608	201,257	226,033
Depreciation and amortization	42,617	45,644	15,058
Corporate general and administrative expenses	12,497	12,335	14,124
Time brokerage agreement fees	11	—	7,432
Net loss (gain) on sale of assets	(41,465)	16	(1,166)

Total operating expenses	220,268	259,252	261,481

OPERATING INCOME	131,757	73,645	129,808

OTHER EXPENSE (INCOME):
Interest expense, including amortization of deferred financing costs of $858 in 2000, $865 in 2001 and $1,212 in 2002	38,618	28,448	25,094
Financing costs of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding solely convertible debentures of the Company	7,813	7,813	7,813
Interest income	(512)	(262)	(2,094)
Equity loss from unconsolidated affiliate	1,100	4,706	3,352
Net loss on derivative instruments	—	912	2,290
Loss on investments	5,688	2,000	—

TOTAL OTHER EXPENSE	52,707	43,617	36,455

INCOME BEFORE INCOME TAXES AND ACCOUNTING CHANGES	79,050	30,028	93,353
INCOME TAXES	31,796	12,194	37,529

INCOME BEFORE ACCOUNTING CHANGES	47,254	17,834	55,824
Cumulative effect of accounting changes, net of taxes of $377 in 2001 and $92,584 in 2002	—	(566)	(138,876)

NET INCOME (LOSS)	$47,254	$17,268	$(83,052)

NET INCOME (LOSS) PER SHARE—BASIC:
Income before accounting changes	$1.05	$0.39	$1.14
Cumulative effect of accounting changes, net of taxes	—	(0.01)	(2.84)

NET INCOME (LOSS) PER SHARE—BASIC	$1.05	$0.38	$(1.70)

NET INCOME (LOSS) PER SHARE—DILUTED:
Income before accounting changes	$1.04	$0.39	$1.12
Cumulative effect of accounting changes, net of taxes	—	(0.01)	(2.79)

NET INCOME (LOSS) PER SHARE—DILUTED	$1.04	$0.38	$(1.67)

WEIGHTED AVERAGE SHARES:
Basic	45,209,036	45,294,776	48,965,008

Diluted	45,613,829	45,994,349	49,765,669

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
(amounts in thousands)

	Years Ended December 31,
	2000	2001	2002
NET INCOME (LOSS)	$47,254	$17,268	$(83,052)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX BENEFIT OR PROVISION:
Unrealized (loss) gain on investments, net of tax benefit of $357 in 2000, tax provision of $1,024 in 2001 and tax benefit of $525 in 2002	(536)	1,536	(787)
Unrealized net loss on hedged derivatives from cumulative effect of accounting change, net of tax benefit of $457 in 2001	—	(685)	—
Unrealized net (loss) gain on hedged derivatives, net of tax benefit of $1,619 in 2001 and tax provision of $2,058 in 2002	—	(2,429)	3,090

COMPREHENSIVE INCOME (LOSS)	$46,718	$15,690	$(80,749)

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
(amounts in thousands, except share data)

	Common Stock
										Accumulated Other Comprehensive Income (Loss)
	Class A		Class B		Class C
							Additional Paid-in Capital	Retained Earnings (Deficit)	Unearned Compensation
	Shares	Amount	Shares	Amount	Shares	Amount					Total
Balance, December 31, 1999	33,251,321	$333	10,531,805	$105	1,396,836	$14	$744,933	$(59,104)	$(192)	$522	$686,611
Net income	—	—	—	—	—	—	—	47,254	—	—	47,254
Conversion of Common Stock C to Common Stock A	901,167	9	—	—	(901,167)	(9)	—	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	—	—	528	—	—	—	528
Compensation expense related to granting of restricted stock	5,000	—	—	—	—	—	266	—	(137)	—	129
Issuance of Common Stock A related to an incentive plan	28,247	—	—	—	—	—	899	—	—	—	899
Exercise of stock options	26,649	—	—	—	—	—	816	—	—	—	816
Net unrealized loss on investments	—	—	—	—	—	—	—	—	—	(536)	(536)

Balance, December 31, 2000	34,212,384	342	10,531,805	105	495,669	5	747,442	(11,850)	(329)	(14)	735,701
Net income	—	—	—	—	—	—	—	17,268	—	—	17,268
Conversion of Common Stock C to Common Stock A	495,669	5	—	—	(495,669)	(5)	—	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	—	—	408	—	—	—	408
Compensation expense related to granting of restricted stock	—	—	—	—	—	—	—	—	128	—	128
Issuance of Common Stock A related to an incentive plan	15,807	—	—	—	—	—	549	—	—	—	549
Exercise of stock options	97,693	1	—	—	—	—	3,404	—	—	—	3,405
Net unrealized gain on investments	—	—	—	—	—	—	—	—	—	1,536	1,536
Net unrealized loss on hedged derivatives	—	—	—	—	—	—	—	—	—	(3,114)	(3,114)

Balance, December 31, 2001	34,821,553	348	10,531,805	105	—	—	751,803	5,418	(201)	(1,592)	755,881
Net loss	—	—	—	—	—	—	—	(83,052)	—	—	(83,052)
Conversion of Common Stock B to Common Stock A	1,220,000	12	(1,220,000)	(12)	—	—	—	—	—	—	—
Sale of Common Stock A	4,025,000	40	—	—	—	—	196,958	—	—	—	196,998
Compensation expense related to granting of stock options	—	—	—	—	—	—	1,050	—	—	—	1,050
Compensation expense related to granting of restricted stock	5,000	—	—	—	—	—	184	—	(55)	—	129
Issuance of Common Stock A related to an incentive plan	16,251	—	—	—	—	—	659	—	—	—	659
Exercise of stock options	460,114	5	—	—	—	—	17,117	—	—	—	17,122
Net unrealized loss on investments	—	—	—	—	—	—	—	—	—	(787)	(787)
Net unrealized gain on hedged derivatives	—	—	—	—	—	—	—	—	—	3,090	3,090
Costs related to equity offering	—	—	—	—	—	—	(585)	—	—	—	(585)

Balance, December 31, 2002	40,547,918	$405	9,311,805	$93	—	$—	$967,186	$(77,634)	$(256)	$711	$890,505

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
(amounts in thousands)

	Years Ended December 31,
	2000	2001	2002
OPERATING ACTIVITIES:
Net income (loss)	$47,254	$17,268	$(83,052)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,617	45,644	15,058
Amortization of deferred financing costs	858	865	1,212
Deferred taxes	32,993	16,242	31,591
Tax benefit on exercise of options	239	875	5,144
Provision for bad debts	3,670	3,449	3,808
(Gain) loss on dispositions and exchanges of assets	(41,465)	16	(1,166)
Non-cash stock-based compensation expense	657	536	1,179
Equity loss from unconsolidated affiliate	1,100	4,706	3,352
Loss on investments	5,688	2,000	—
Net loss on derivative instruments	—	912	2,290
Cumulative effect of accounting changes, net of tax	—	566	138,876
Deferred rent	—	854	298
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
Accounts receivable	(22,681)	3,169	(19,505)
Prepaid expenses and deposits	(1,451)	(2,669)	(403)
Prepaid and refundable income taxes	(935)	647	39
Accounts payable and accrued liabilities	931	(9,837)	5,621

Net cash provided by operating activities	69,475	85,243	104,342

INVESTING ACTIVITIES:
Additions to property and equipment	(9,532)	(9,820)	(10,136)
Proceeds from sale of property, equipment, intangibles and other assets	57,196	141	2,049
Purchases of radio station assets	(100,733)	—	(235,229)
Deferred charges and other assets	(2,212)	(626)	(1,061)
Purchases of investments	(9,927)	(5,721)	(520)
Proceeds from investments	—	21	132
Station acquisition deposits and costs	524	(1,886)	(30,534)

Net cash used in investing activities	(64,684)	(17,891)	(275,299)

FINANCING ACTIVITIES:
Proceeds from senior subordinated debt offering	—	—	150,000
Net proceeds from stock offering	—	—	196,413
Deferred financing expenses related to bank facility and senior subordinated debt	—	—	(4,643)
Proceeds from issuance of long-term debt	47,000	7,078	45,500
Payments of long-term debt	(51,511)	(80,015)	(147,108)
Proceeds from issuance of common stock related to an incentive plan	899	549	659
Proceeds from the exercise of stock options	816	2,530	11,978

Net cash (used in) provided by financing activities	(2,796)	(69,858)	252,799

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,995	(2,506)	81,842
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,262	13,257	10,751

CASH AND CASH EQUIVALENTS, END OF YEAR	$13,257	$10,751	$92,593

See notes to consolidated financial statements.

	Years Ended December 31,
	2000	2001	2002
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash (refunded) paid during the period for:
Interest	$37,201	$26,522	$21,959

Interest on TIDES	$7,813	$7,813	$7,813

Income taxes paid (refunded)	$(472)	$55	$(222)

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES

        In connection with the issuance of certain awards of Restricted Stock for 5,000 shares of Class A Common Stock for each of the years ended December 31, 2000 and 2002, the Company increased its additional paid-in-capital by $266 and $184 for the years ended December 31, 2000 and 2002, respectively.

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND ORGANIZATION

        Nature of Business—Entercom Communications Corp. (the "Company") is a radio broadcasting company operating one reportable business segment whose business is devoted to acquiring, developing and operating radio broadcast properties throughout the United States. The segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance. The Company owns or operates radio stations in the following markets: Boston, Seattle, Denver, Portland, Sacramento, Kansas City, Milwaukee, Norfolk, New Orleans, Greensboro, Buffalo, Memphis, Rochester, Greenville/Spartanburg, Wilkes-Barre/Scranton, Wichita, Madison, Longview/Kelso and Gainesville/Ocala.

2. SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation—The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All inter-company transactions and balances have been eliminated in consolidation.

        Management's Use of Estimates—The preparation of consolidated financial statements, in accordance with generally accepted accounting principles, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Income Taxes—The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the liability method of accounting for deferred income taxes. Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company's assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

        Property and Equipment—Property and equipment are carried at cost. Major additions or improvements are capitalized, while repairs and maintenance are charged to expense. Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in the statement of operations. Depreciation and amortization on property and equipment is determined on a straight-line basis. The estimated useful lives for depreciation are as follows:

Land improvements	10-15 years
Building	20 years
Equipment	5-20 years
Furniture and fixtures	5-10 years
Leasehold improvements	Lease term

        For the years ended December 31, 2000, 2001 and 2002, the depreciation and amortization expense for property and equipment was $10.0 million, $11.3 million and $12.0 million, respectively. As of December 31, 2002, the Company has a construction commitment outstanding in the amount of $0.7 million in connection with the relocation of a market's studio facilities.

        Revenue Recognition—Revenue from the sale of commercial broadcast time to advertisers is recognized when the commercials are broadcast. Revenues presented in the financial statements are reflected on a net basis, after the deduction of advertising agency fees by the advertising agencies, usually at a rate of 15% of gross revenues. Promotional fees are recognized as services are rendered. All revenue is recognized in accordance with the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin, SAB 101, "Revenue Recognition in Financial Statements," which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition.

        Comprehensive Income (Loss)—The Company's comprehensive income (loss) consists of net income (loss) and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company's other comprehensive income (loss) consists principally of gains and losses on derivative instruments that qualify for cash flow hedge treatment and unrecognized gains from investments and temporarily impaired losses from investments held for sale.

        Concentration of Risk—In 2002, four of the Company's market clusters (Seattle, Boston, Kansas City and Sacramento) generated approximately 50% of the Company's net revenues.

        Concentration of Credit Risk—The Company's revenues and accounts receivable relate primarily to the sale of advertising within its radio stations' broadcast areas. Credit is extended based on an evaluation of the customers' financial condition and, generally, collateral is not required. Credit losses are provided for in the financial statements and consistently have been within management's expectations. The Company also maintains deposit accounts with financial institutions. At times, such deposits may exceed FDIC insurance limits.

        Long-Lived Assets—The Company evaluates the recoverability of its long-lived assets, which include property and equipment, broadcasting licenses, goodwill, deferred charges, and other assets, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" (See Note 3).

        Deferred Charges -The costs related to the issuance of debt are capitalized and accounted for as interest expense over the lives of the related debt. During the years ended December 31, 2000, 2001 and 2002, the Company recognized interest expense related to amortization of debt issuance costs, exclusive of extraordinary expense for the extinguishment of debt, of $0.9 million, $0.9 million, and $1.2 million, respectively, which amounts are included in interest expense in the accompanying consolidated statements of operations.

        Corporate General and Administrative Expense—Corporate general and administrative expense consists of corporate overhead costs and non-cash compensation expense. Included in corporate general and administrative expenses are those costs not specifically allocable to any of the Company's individual business properties.

        Time Brokerage Agreement ("TBA") Fees—TBA fees consists of fees paid by a company under agreements which permit an acquirer to program and market stations prior to acquisition. The Company sometimes enters into such agreements prior to the consummation of station acquisitions and dispositions. The expense incurred from TBA fees was approximately $7.4 for the year ended December 31, 2002. Amounts reflected in net revenues and station expenses from operations under TBA's, excluding expense from TBA fees, were approximately $0.9 million and $0.6 million, $0.2 million and $0.1 million and $13.4 million and $6.6 million for the years ended December 31, 2000, 2001 and 2002, respectively.

        Barter Transactions—The Company provides advertising broadcast time in exchange for certain products, supplies, and services. The terms of the exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time on regular terms. The Company includes the value of such exchanges in both broadcasting revenues and operating costs and expenses. Barter valuation is based upon management's estimate of fair value of the products, supplies and services received. For the years ended December 31, 2000, 2001 and 2002, barter transactions amounted to approximately $3.2 million, $3.8 million and $4.0 million, respectively.

        Business Combinations—On July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principle Board ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 was effective for all business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also changed the criteria to recognize intangible assets apart from goodwill. The Company has historically used the purchase method to account for all business combinations and the adoption of this statement did not have a material impact on the Company's financial position, cash flows or results of operations.

        Operating Leases—Under SFAS No. 13, "Accounting for Leases," and FASB Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases," the Company recognizes escalated rents on a straight-line basis over the term of the lease for those lease agreements where the Company receives the right to control the use of the entire leased property at the beginning of the lease term.

        Cash and Cash Equivalents—Cash and cash equivalents consist primarily of amounts held on deposit with financial institutions, including investments held in financial institutions in immediately available money market accounts and all highly liquid debt instruments of three months or less.

        Trade Receivables and Related Allowance for Doubtful Accounts—Trade receivables are primarily comprised of unpaid advertising by advertisers on our radio stations, net of agency commissions and an estimated provision for doubtful accounts. Advertisers are generally invoiced for the advertising after the advertisements are aired. Estimates of the allowance for doubtful accounts are recorded based on management's judgment of the collectibility of the accounts receivable based on historical information, relative improvements or deteriorations in the age of the accounts receivable and changes in current economic conditions.

        Derivative Financial Instruments—Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative and Hedging Activities," that was amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 established accounting and reporting standards for (1) derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives and (2) hedging activities (see Note 9).

        Incentive Compensation Plans—The Company accounts for stock compensation under the intrinsic value method in accordance with the requirements of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. SFAS No. 123, "Accounting for Stock-Based Compensation" requires disclosure of the pro forma effects on net income and net income per share had the fair value recognition provisions of SFAS No. 123 been adopted (see Note 16). The Company also adopted FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," effective July 1, 2000.

	Years Ended December 31,
	2000	2001	2002
	(amount in thousands, except per share data)
Income before accounting changes	$47,254	$17,834	$55,824
Cumulative effect of accounting changes, net of taxes of $377 and $92,584 in 2001 and 2002, respectively	—	(566)	(138,876)
Net income (loss)—as reported	47,254	17,268	(83,052)

Add: Compensation expense included in net income (loss), net of taxes of $211, $163 and $418 in 2000, 2001 and 2002, respectively	316	245	627
Subtract: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes of $3,304, $6,414 and $8,710 in 2000, 2001 and 2002, respectively	4,955	9,622	13,064

Net income (loss)—pro forma	$42,615	$7,891	$(95,489)

Basic net income (loss) per share—as reported	$1.05	$0.38	$(1.70)

Basic net income (loss) per share—pro forma	$0.94	$0.17	$(1.95)

Diluted net income (loss) per share—as reported	$1.04	$0.38	$(1.67)

Diluted net income (loss) per share—pro forma	$0.93	$0.17	$(1.92)

        Investments—For those investments where the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method of accounting in accordance with APB No 18, "The Equity Method of Accounting for Investments in Common Stock." For those investments where the Company does not have a significant influence, the investments are carried at fair value based upon quoted market prices or historical cost when quoted market prices are unavailable. Please see Note 5 for a further discussion of investments.

        Advertising and Promotion Costs—Costs of media advertising and associated production costs are expensed when incurred.

        Recent Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," that applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset. Under SFAS No. 143, guidance is provided on measuring and recording the liability. Adoption of SFAS No. 143 by the Company will be effective on January 1, 2003. The Company does not believe that the adoption of SFAS No. 143 will materially impact the Company's financial position, cash flows or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of SFAS No. 4, SFAS No. 64, "Extinguishments of Debt to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. In the past, the Company has reflected losses from extinguishments of debt as extraordinary items. Under SFAS No. 145, debt extinguishments are often routine, recurring transactions and in most circumstances would require treatment other than as an extraordinary item. Adoption of SFAS No. 145 by the Company will be effective on January 1, 2003 and any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. The Company does not believe that the adoption of SFAS No. 145 will materially impact the Company's financial position, cash flows or results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured at fair value only when the liability is incurred. Adoption of SFAS No. 146 by the Company will be effective on January 1, 2003 and will not be retroactive to prior years. The Company does not believe that the adoption of SFAS No. 146 will materially impact the Company's financial position, cash flows or results of operations.

        In November 2002, the Financial Accounting Standards Board issued Financial Accounting Series Interpretation No. 45 entitled "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which provides for an interpretation of Financial Accounting Standards Board Statements No. 5, 57, and 107 and rescission of Financial Accounting Standards Board Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Adoption of this interpretation by the Company will be effective on January 1, 2003 and will be applied prospectively to all guarantees issued or modified after December 31, 2002. The Company does not believe that the adoption of Interpretation No. 45 will materially impact the Company's financial position, cash flows or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," that amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Adoption of SFAS No. 148 by the Company will be effective on January 1, 2003. The Company currently accounts for stock-based compensation plans under APB No. 25 for employees and under SFAS No. 123 for non-employees. The Company does not believe that the adoption of SFAS No. 148 will materially impact the Company's financial position, cash flows or results of operations as management does not anticipate changing the Company's method to the fair value based method of accounting for stock-based employee compensation under

SFAS No. 123.

        Reclassifications—Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

3. INTANGIBLE ASSETS AND GOODWILL

        Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," that requires that goodwill and certain intangible assets will not be amortized. Instead, these assets will be reviewed at least annually for impairment and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. As of the date of adoption, the Company reflected unamortized goodwill and unamortized broadcasting licenses in the amounts of $4.2 million and $1.2 billion, respectively. These amounts, which were combined in the prior year's balance sheet under radio broadcasting licenses and other intangibles, were reclassified in the balance sheets, including the guarantor balance sheets in Note 13, to separately reflect radio broadcasting licenses and goodwill. The Company determined that broadcasting licenses, which previously had been amortized over the maximum period allowed of 40 years, were deemed to have indefinite useful lives. Adoption of SFAS No. 142 had the impact of eliminating the Company's non-cash amortization expense for goodwill and broadcasting licenses. For comparison purposes, for the years ended December 31, 2000 and 2001, the Company recorded amortization expense for goodwill and broadcasting licenses of $0.1 million and $32.0 million and $0.1 million and $33.1 million, respectively.

        The following as adjusted summary presents the Company's estimate of the effect of the adoption of SFAS No. 142 as of the beginning of the periods presented as reported income before accounting change and net income (loss) are adjusted to eliminate the amortization expense recognized in those periods related to goodwill and broadcasting licenses as goodwill and broadcasting licenses are not amortized under SFAS No. 142. The as adjusted amounts for the years ended December 31, 2000 and 2001 do not include any adjustments for potential write-downs of goodwill and broadcasting licenses which could have resulted had the Company adopted SFAS No. 142 as of the beginning of the years presented and performed the required impairment tests under this standard.

	Years Ended December 31,
	2000	2001	2002
	(amounts in thousands, except share and per share data)
Reported income (loss) before accounting changes	$47,254	$17,834	$55,824
Add back: amortization of goodwill, net of tax provision of $47 and $48 for the years ended December 31, 2000 and 2001, respectively.	71	71	—
Add back: amortization of broadcasting licenses, net of tax provision of $12,783 and $13,248 for the years ended December 31, 2000 and 2001, respectively	19,175	19,871	—

As adjusted income before accounting changes	66,500	37,776	55,824
Reported cumulative effect of accounting changes, net of taxes	—	(566)	(138,876)

As adjusted net income (loss)	$66,500	$37,210	$(83,052)

Net income (loss) per share—basic:
Reported income before accounting changes	$1.05	$0.39	$1.14
Amortization of goodwill, net of taxes	—	—	—
Amortization of broadcasting licenses, net of taxes	0.42	0.44	—

As adjusted income before accounting changes	1.47	0.83	1.14
Reported cumulative effect of accounting changes, net of taxes	—	(0.01)	(2.84)

As adjusted net income (loss) per share—basic	$1.47	$0.82	$(1.70)

Net income (loss) per share—diluted:
Reported income before accounting changes	$1.04	$0.39	$1.12
Amortization of goodwill, net of taxes	—	—	—

	Years Ended December 31,
	2000	2001	2002
	(amounts in thousands, except share and per share data)
Amortization of broadcasting licenses, net of taxes	0.42	0.43	—

As adjusted income before accounting changes	1.46	0.82	1.12
Reported cumulative effect of accounting changes, net of taxes	—	(0.01)	(2.79)

As adjusted net income (loss) per share—diluted	$1.46	$0.82	$(1.67)

Weighted average shares:
Basic	45,209,036	45,294,776	48,965,008

Diluted	45,613,829	45,994,349	49,765,669

Indefinite-Lived Intangibles

        During the first quarter of 2002, the Company completed the transitional non-amortizing intangible asset impairment test for broadcasting licenses and recorded to the statement of operations a $138.9 million impairment charge, net of a deferred tax benefit of $92.6 million, under the cumulative effect of accounting change. The amount of unamortized broadcasting licenses reflected in the balance sheet as of December 31, 2002, after recording the impairment charge, was $1.1 billion. The amount of the broadcasting licenses impairment charge was determined by relying primarily on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor were broadcasting licenses. The Company determined the reporting unit as a radio market and compared the carrying amount of the broadcasting licenses in each market to the fair value of the market's broadcasting licenses. The required impairment tests of broadcasting licenses may result in additional future period write-downs.

        The following table presents the gross carrying amount and the accumulated amortization for each major class of indefinite-lived intangible assets, including goodwill as described below, at December 31 2001 and 2002:

	December 31, 2001		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(amounts in thousands)		(amounts in thousands)
Broadcast licenses	$1,323,985	$95,532	$1,196,760	$95,532
Goodwill	4,783	624	130,588	624

Total radio broadcasting licenses and goodwill	$1,328,768	$96,156	$1,327,348	$96,156

Goodwill

        In order to complete the transitional assessment of goodwill as required by SFAS No. 142, the Company was required to determine by June 30, 2002, the fair value of each market and compare it to the market's carrying amount. To the extent a market's carrying amount exceeded its fair value, an indication would have existed that the amount of goodwill attributed to a market may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the market's goodwill, determined by allocating the market's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step was required to be completed in 2002. Any transitional impairment charge would have been recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations. The Company completed the transitional assessment of goodwill and determined that the carrying amount of goodwill for each of the Company's markets did not exceed the fair value. Since the carrying amount of goodwill did not exceed the fair value under the transitional assessment, the Company did not need to perform the second step of the transitional impairment test and accordingly, the Company did not record a goodwill impairment charge in 2002. The fair value was determined by using either an income or market approach for each market cluster. The market approach compared recent sales and offering prices of similar properties. The income approach used the subject property's income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price. The amount of goodwill reflected in the balance sheet as of December 31, 2002 was $130.0 million. The required impairment tests of goodwill may result in future period write-downs.

        The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

(amounts in thousands)
Balance as of December 31, 2001	$4,159
Goodwill acquired during the year	125,812
Impairment losses	—
Goodwill written off related to asset sale	(7)

Balance as of December 31, 2002	$129,964

Definite-Lived Intangibles

        Effective January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it removes certain assets such as deferred tax assets, goodwill and intangible assets not being amortized from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on long-lived assets held for use. SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 retains, however, the requirement in APB Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company believes that the adoption of SFAS No. 144 did not have a material impact on the Company's financial position, cash flows or results of operations.

        The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, and acquired advertising contracts that are amortized in accordance with SFAS No. 142 and SFAS No. 144. In accordance with SFAS No. 142, the Company reviewed the useful lives and made no changes to their useful lives of these assets, which are amortized over the period of which the assets are expected to contribute to the Company's future cash flows. The amount of the amortization expense for definitive-lived intangible assets was $1.8 million for the year ended December 31, 2002. As of December 31, 2002, the Company reflected $0.2 million in unamortized definite-lived assets, which amounts are included in deferred charges and other assets on the balance sheet.

        The amount of the amortization expense for deferred charges and other assets, including amortization expense of definite-lived intangible assets that are amortized in accordance with SFAS No. 142 and SFAS No. 144, was $1.1 million and $3.1 million for the years ended December 31, 2001 and 2002, respectively. For a listing of the assets comprising deferred charges and other assets, refer to Note 6. The following table presents the Company's estimate of amortization expense for each of the five succeeding years ending December 31, for deferred charges and other assets, including definite-lived assets:

	Definitive- Lived Assets	Deferred Charges and Other Assets	Total
Years ending December 31,
2003	$90	$2,406	$2,496
2004	83	1,787	1,870
2005	45	1,613	1,658

	Definitive- Lived Assets	Deferred Charges and Other Assets	Total
2006	—	1,397	1,397
2007	—	1,221	1,221
Thereafter	—	4,815	4,815

Total	$218	$13,239	$13,457

4. ACQUISITIONS, DIVESTITURES, OTHER EVENTS AND PRO FORMA SUMMARY

        The Company consummated acquisitions of radio stations under the purchase method of accounting, and the purchase price, including transaction costs, was allocated to the assets based upon their respective fair values as determined as of the purchase dates. Gains on exchange transactions are determined based on the excess of the estimated fair value of the station assets acquired, plus any cash received, over the Company's carrying basis in the station assets exchanged plus cash paid by the Company, all less transaction costs.

Acquisitions and Divestitures For the Year Ended December 31, 2000

        On February 23, 2000, the Company acquired from the Wichita Stations Trust ("Wichita Trust") a trust formed for the benefit of Capstar Broadcasting Corporation as required by federal regulations, all of the assets related to radio stations KEYN-FM, KFBZ-FM (formerly KWCY-FM, formerly KWSJ-FM), KQAM-AM, KFH-AM and KNSS-AM, serving the Wichita, Kansas radio market for $8.0 million in cash. Broadcasting licenses and other intangibles in the amount of $6.3 million were recorded in connection with this transaction. With the acquisition of the two radio stations described in the following paragraph and the subsequent sale of KQAM-AM on July 23, 2002 (see below), the Company owns six radio stations serving the Wichita, Kansas radio market.

        On May 31, 2000, the Company acquired under two separate asset purchase agreements from Gary and Ann Violet, substantially all of the assets related to radio stations KFH-FM (formerly KWSJ-FM, formerly KAYY-FM) and KDGS-FM, serving the Wichita, Kansas radio market for a total of $5.1 million in cash. Broadcasting licenses and other intangibles in the amount of $4.8 million were recorded in connection with this transaction.

        On July 20, 2000, the Company acquired from Sinclair Broadcast Group ("Sinclair"), the assets of Sinclair's four radio stations, consisting of KCFX-FM, KQRC-FM, KCIY-FM and KRBZ-FM (formerly KXTR-FM), serving the Kansas City radio market, where the Company already owned seven radio stations, for $126.6 million in cash. In connection with the purchase of the four Kansas City radio stations, federal broadcasting regulations required the Company to divest three stations in the Kansas City radio market. To comply with these regulations, on July 20, 2000, the Company sold to Susquehanna Radio Corp. ("Susquehanna") three stations for cash (see the following paragraph). The Company did not record the purchase of assets for KCFX-FM as this Kansas City radio station was acquired from Sinclair and sold to Susquehanna on the same date. Broadcasting licenses and other intangibles in the amount of $69.5 million and transaction costs in the amount of $0.6 million were recorded in connection with this transaction.

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

Acquisitions, Divestiture and Other Events For the Year Ended December 31, 2002

        On February 8, 2002, the Company acquired from WCCB-TV, Inc., a subsidiary of Bahakel Communications, Ltd., the assets of WOZN-FM (formerly WKSI-FM) and WPET-AM, serving the Greensboro, North Carolina radio market for a purchase price of $20.8 million in cash, of which $1.0 million was paid as a deposit on November 29, 2001 and the balance was financed from borrowings under the Company's reducing revolving credit facility. On December 5, 2001, the Company began operating these stations under a time brokerage agreement. The closing of this transaction increased the Company's ownership to six radio stations in the Greensboro, North Carolina radio market. The amount the Company recorded for goodwill of $6.8 million is fully deductible for income tax purposes. The Company anticipates that the addition of these stations and the stations' position in the market, to the four stations the Company currently operates in this market, will allow the Company to compete more effectively by increasing the Company's cluster share of market revenues.

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

        On May 1, 2002, the Company acquired the assets of KALC-FM serving the Denver, Colorado radio market from Emmis Communications Corporation ("Emmis") for $88.0 million in cash, of which $8.8 million was paid as a deposit on February 15, 2002 and the balance was paid from cash on hand. On March 16, 2002, the Company began operating this station under a time brokerage agreement. The amount the Company recorded for goodwill of $45.5 million is fully deductible for income tax purposes. The Company anticipates that the addition of KALC-FM and its position in the market, to the three other stations the Company operates in the Denver market (see the transaction with Tribune described below in this Note 4), will allow the Company to compete more effectively by increasing the Company's cluster share of market revenues.

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

        On July 24, 2002, the Company acquired the assets of KOSI-FM and KEZW-AM serving the Denver, Colorado radio market from Tribune Denver Radio, Inc. and Tribune Broadcasting Company ("Tribune") for $125.0 million in cash. The source of the funds used to complete the transaction was as follows: (1) $110.5 million was paid from cash on hand; (2) $12.5 million of the purchase price was applied against an $18.0 million deposit made on January 2, 2002 to Tribune; and (3) $2.0 million was used from the proceeds of the sale of KQAM-FM (see Note 4). The Option Agreement with Tribune, dated December 24, 2001, provided for the purchase of the assets of KOSI-FM, KEZW-AM and KQMT-FM (formerly KKHK-FM) serving the Denver, Colorado radio market, for a purchase price of $180.0 million in cash. On May 8, 2002, the Option Agreement was amended to facilitate the closing of KOSI-FM and KEZW-AM for $125.0 million. The amount the Company recorded for goodwill of $71.9 million is fully deductible for income tax purposes. The Company anticipates that the addition of KOSI-FM and KEZW-AM and their position in the market, to the acquisition of KALC-FM (see the transaction with Emmis described above in this Note 4) and the operation of KQMT-FM, will allow the Company to compete more effectively by increasing the Company's cluster share of market revenues. A time brokerage agreement, which commenced for all three stations on February 1, 2002, will continue for KQMT-FM for a period of up to approximately three years at Tribune's option. Under the amended Option Agreement, the Company may exercise an option to close on KQMT-FM, for $55.0 million in cash after the earlier of the receipt of a notice from Tribune or December 24, 2005. The closing of KQMT-FM is also conditioned on the approval of the Federal Communications Commission. On January 27, 2003, the Company exercised the option to close on KQMT pursuant to Tribune's previously provided notice (see Note 18). Assuming the completion of the acquisition of KQMT-FM from Tribune, which is expected to occur in the second quarter of 2003, the Company will own four radio stations serving the Denver, Colorado radio market.

        The purchase price allocation for this acquisition is based upon information available at this time and is subject to change. For this acquisition, the aggregate purchase price, including transaction costs of $0.9 million, was allocated as follows:

(amounts in thousands)
Asset Description	Amount	Asset Lives
Land and land improvements	$1,096	non-depreciating to 10 years
Building	25	20 years
Equipment	1,215	5 to 15 years
Furniture and equipment	111	5 years

Total tangible assets	2,447

Advertiser list and customer relationships	157	3 years

(amounts in thousands)
Asset Description	Amount	Asset Lives
Acquired advertising contracts	1,173	less than 1 year
Leasehold premium	271	14 years
Broadcasting licenses	50,000	non-amortizing
Goodwill	71,872	non-amortizing

Total intangible assets	123,473

Total purchase price	$125,920

        On July 23, 2002, the Company sold the assets of KQAM-AM in Wichita, Kansas, to ABC, Inc., for $2.0 million in cash, resulting in a gain of $1.3 million. The sale of this station decreased the Company's ownership to six radio stations serving the Wichita, Kansas radio market.

Other Events

        On February 1, 2002, the Company entered into an agreement with Classic Radio, Inc. ("Classic") to terminate, effective February 28, 2002, the KING-FM Joint Sales Agreement that was scheduled to expire on June 30, 2002. Under this agreement, the Company served as the exclusive sales agent for the Classic-owned KING-FM radio station located in Seattle, Washington. The Company received all revenues from the sale of advertising time broadcast on KING-FM and was required to pay a monthly fee to Classic based upon calculations as defined in the agreement. Under the terms of the JSA, the Company was responsible for all costs incurred in selling the advertising time. Classic was responsible for all costs incurred in operating the station.

        On April 24, 2002, the Company announced that the agreement with The Baseball Club of Seattle, L.P. for the rights to broadcast the Seattle Mariners Baseball Club on the Company's Seattle radio station would not be renewed upon expiration of the agreement on October 31, 2002.

Unaudited Pro Forma Summary

        The following unaudited pro forma summary presents the consolidated results of operations as if any acquisitions and divestitures which occurred during the period of January 1, 2001 through December 31, 2002, had all occurred as of January 1, 2001, after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions and other transactions occurred as of January 1, 2001. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition and other transactions been made as of that date or results which may occur in the future.

	Years Ended December 31,
	2001	2002
	(amounts in thousands, except per share data)
	Pro Forma	Pro Forma
Net revenues	$358,311	$393,424

Income before and accounting changes	16,190	54,173

Cumulative effect of accounting changes, net of taxes	(566)	(138,876)

Net income (loss)	15,624	(84,703)

Net income (loss) per share—basic	$0.34	$(1.73)

Net income (loss) per share—diluted	$0.34	$(1.70)

5. INVESTMENTS

        The Company's investments are composed of equity securities recorded in the financial statements in the amounts of $13.7 million and $9.4 million as of December 31, 2001 and December 31, 2002, respectively. The Company's investment strategy is to seek long-term strategic investments to enhance its core business. The Company is currently limited to initial aggregate investments, at cost, of $50.0 million under its existing senior debt (see Note 8). The following table summarizes the Company's equity investment in an unconsolidated affiliate, Local Media Internet Venture, LLC ("LMIV") and other investments carried at the lower of fair value or cost:

	Investments
	LMIV	Other	Total
	(amounts in thousands)
Balance as of December 31, 2000	$1,908	$10,208	$12,116
Additional investment	5,711	10	5,721
Fair value or cost adjustments	—	560	560
Distributions	—	(20)	(20)
Equity loss from unconsolidated affiliate	(4,706)	—	(4,706)

Balance as of December 31, 2001	2,913	10,758	13,671
Additional investment	439	81	520
Fair value or cost adjustments	—	(1,311)	(1,311)
Distributions	—	(132)	(132)
Equity loss from unconsolidated affiliate	(3,352)	—	(3,352)

Balance as of December 31, 2002	$—	$9,396	$9,396

Investments Carried Under the Equity Method

        During the year ended December 31, 2000, the Company acquired an approximate 32% interest of LMIV, a company formed with other radio broadcasters in a venture whose purpose was to enhance the synergies and opportunities between radio and the Internet. During August 2002, the managers and members of LMIV agreed to discontinue operations. The investment was accounted for under the equity method of accounting. The Company recorded the Company's equity interest in operating losses to the statement of operations as a loss from unconsolidated affiliate of $0.7 million and $2.8 million, net of income tax benefits of $0.4 million and $1.9 million, for the years ended December 31, 2000 and 2001, respectively. For the year ended December 31, 2002, the Company recorded $3.4 million as an equity loss from unconsolidated affiliate, which included a write off of the remaining investment of $1.1 million and our pro rata share of the costs associated with closing the business in the amount of $0.4 million that was paid to LMIV on September 6, 2002. The Company expects to continue with an internal program of Internet development for use by the Company's radio stations.

Investments Carried at Fair Value or Cost

        The net unrealized income or losses on these investments, net of tax, are reported in the statements of comprehensive income (loss) and as a separate component of shareholders' equity. For the years ended December 31, 2000, 2001 and 2002, the amount of unrealized loss on these investments was $0.5 million (net of income tax benefit of $0.4 million), the amount of unrealized gain on these investments was $1.5 million (net of income tax provision of $1.0 million) and the amount of the unrealized loss on these investments was $0.8 million (net of income tax benefit of $0.5 million), respectively. When the Company has determined that the value of the investment is other than temporarily impaired, the Company recognizes through the statement of operations a loss on investments. For the years ended December 31, 2000 and 2001, the Company recorded realized losses of $3.4 million (net of an income tax benefit of $2.2 million) and $1.2 million (net of an income tax benefit of $0.8 million), respectively, in the statement of operations under loss on investments.

6. DEFERRED CHARGES AND OTHER ASSETS

        Deferred charges and other assets, including definite-lived intangible assets, consist of the following:

	December 31,
	2001	2002
	(amounts in thousands)
Debt issuance costs less accumulated amortization of $1,796 and $3,008 in 2001 and 2002, respectively	$7,081	$10,512
Advertiser lists and customer relationships less accumulated amortization of $38 in 2002	—	211
Acquired advertising contracts less accumulated amortization of $1,767 in 2002	—	7
Software costs less accumulated amortization of $1,635 and $2,703 in 2001 and 2002, respectively	1,726	1,608
Station deposits and acquisition costs	2,574	33,108
Leasehold premium less accumulated amortization of $567 and $678 in 2001 and 2002, respectively	955	1,116
Other deferred charges less accumulated amortization of $14 and $19 in 2001 and 2002, respectively	9	3

	$12,345	$46,565

7. INCOME TAXES

        Income tax expense, is summarized as follows:

	Years Ended December 31,
	2000	2001	2002
	(amounts in thousands)
Current:
Federal	$(967)	$(3,269)	$4,795
State	(230)	(779)	1,143

Total current	(1,197)	(4,048)	5,938

Deferred:
Federal	26,643	12,811	25,510
State	6,350	3,054	6,081

Total deferred	32,993	15,865	31,591

Tax benefit from accounting change			(92,584)

Total income taxes (benefit)	$31,796	$11,817	$(55,055)

        Approximately $0.4 million and $92.6 million of benefit from income taxes was allocated to a cumulative effect of accounting changes in the accompanying consolidated statements of operations for the years ended December 31, 2001 and 2002, respectively. The current tax expense for the year ended December 31, 2002 does not reflect the tax benefit from the exercise of stock options in the amount of $5.2 million that was not reflected in the statement of operations.

        Income tax expense computed using the United States federal statutory rates is reconciled to the reported income tax provisions as follows:

	Years Ended December 31,
	2000	2001	2002
	(amounts in thousands)
Federal statutory income tax rate	35%	35%	35%
Computed tax expense (benefit) at federal statutory rates on income before income taxes	$27,668	$10,180	$32,674
State income taxes, net of federal benefit	3,953	1,454	4,668
Nondeductible expenses and other	175	183	187

Income tax provision	$31,796	$11,817	37,529

Tax benefit of accounting change			(92,584)

Income tax benefit			$(55,055)

        The tax effects of significant temporary differences that comprise the net deferred tax assets and liabilities are as follows:

	December 31,
	2001	2002
	(amounts in thousands)
Current deferred tax assets (liabilities):
Employee benefits	$1,215	$1,289
Provision for doubtful accounts	452	453
Net operating loss carryforwards	2,261	6,026
Derivative financial instruments	1,412	137
Investments	—	263
Other	(83)	262

Total net current assets	5,257	8,430

Noncurrent deferred tax assets (liabilities):
Property and equipment and intangibles	(145,368)	(86,252)
Provision for doubtful accounts	—	286
Investments	3,722	2,566
Net operating loss carryforwards	4,103	—
Option exercises and restricted stock	942	—
Derivative financial instruments	392	1,710
Other	235	1,168

Total net non-current liabilities	(135,974)	(80,522)

Net deferred tax liabilities	$(130,717)	$(72,092)

        The Company has net operating loss carryforwards for federal income tax filing purposes of $15.0 million as of December 31, 2002 that begin to expire in 2019 if not utilized. For state income tax purposes, the Company has net operating loss carryforwards that begin to expire in 2011 through 2021. The determination of the state net operating loss carryforwards are dependent upon the federal net operating loss, apportionment percentages and other respective state laws, which can change year-to-year and impact the amount of the state net operating loss carryforwards. The tax benefit of these carryforwards is included in net current deferred tax assets as of December 31, 2002. Limitation on the utilization of the Company's net operating loss carryforwards could result in the event of certain changes in the Company's ownership.

        At December 31, 2002, the Company has an alternative tax ("AMT") credit carryforward of approximately $0.4 million. AMT credits are available to be carried forward indefinitely and may be utilized against regular federal tax to the extent they do not exceed computed AMT calculations.

        Based upon the years in which taxable temporary differences are anticipated to reverse, at December 31, 2002 management believes it is more likely than not that the Company will realize the benefits of the deductible differences, including the net operating losses and the AMT credit. Accordingly, the Company believes that no valuation allowance is required for the current and deferred tax assets as of December 31, 2002.

8. LONG-TERM DEBT

        Long-term debt was comprised of the following at December 31, 2001 and 2002:

	December 31,
	2001	2002
	(amounts in thousands)
Bank Facility, due September 30, 2007(A)	$388,000	$286,406
Senior Subordinated Notes, due March 1, 2014(B)	—	150,000
Other	323	309

Total	388,323	436,715
Amounts due within one year	(24,389)	(42,671)

Total long-term debt	$363,934	$394,044

(A) Bank Facility

        The Company's Credit Agreement was refinanced on December 16, 1999, under a new bank credit agreement (the "Bank Facility") with Banc of America Securities LLC as the lead and syndication agent and Key Corporate Capital Inc., as administrative agent. The Bank Facility provides for senior secured credit of $650.0 million consisting of: (1) a $325.0 million reducing revolving credit facility ("Revolver") and (2) a $325.0 million multi-draw term loan ("Term Loan"), which was fully drawn as of September 29, 2000. The Bank Facility is secured by: (1) a pledge of 100% of the Company's capital stock and other equity interest in all subsidiaries; (2) a security interest in all present and future assets and properties; and (3) a security interest in all major tangible and intangible personal property assets of the Company and any future subsidiaries as well as a negative pledge on all real property. Under the terms of the Bank Facility, the Company is restricted from the distribution of any dividends. The Bank Facility requires the Company to comply with certain financial covenants and leverage ratios that are defined terms within the agreement and that include but are not limited to the following: (1) Total Debt to Operating Cash Flow, (2) Operating Cash Flow to Interest Expense, (3) Operating Cash Flow to Pro Forma Debt Service, and (4) Operating Cash Flow to Fixed Charges. Management believes the Company is in compliance with all of the terms of the agreement. On February 6, 2002, the Company entered into a Second Amendment under the Bank Facility that further clarified the terms under which the Company can issue subordinated debt and modified certain terms, including the Operating Cash Flow to Pro Forma Debt Service ratio financial covenant.

        The availability under the Revolver and Term Loan, which mature on September 30, 2007, reduces on a quarterly basis beginning September 30, 2002 in quarterly amounts that vary from $12.2 million to $16.3 million for each Loan. The Company has the option to elect to pay interest at a rate equal to LIBOR (in increments with durations of 1, 2, 3 or 6 months) plus 0.75% or the prime rate. Upon the occurrence of certain events, the Company's borrowing costs can increase to a maximum of LIBOR plus 2.375% or prime plus 1.125%. The interest payable on LIBOR rate is payable at the end of the selected duration but not less frequently than every three months and on prime rates is payable at the end of each calendar quarter. The weighted average interest rate under the Credit Agreement at December 31, 2001 and 2002, before taking into account the subsequent year's impact of the Company's outstanding derivative interest rate swap and collar, was 2.8% and 2.6%, respectively. The Company also pays a commitment fee that varies depending on certain financial covenants and the amount of the unused commitment, from 0.25% or 0.5% per annum, on the average unused balance of the Bank Facility. As of December 31, 2002, the Company had $286.4 million of borrowings outstanding under the Bank Facility's Term Loan, in addition to $7.7 million in outstanding Letters of Credit under the Revolver. The Company used a portion of the March 5, 2002 equity offering's net proceeds (see Note 14), to reduce indebtedness outstanding in the amount of $93.5 million under the Revolver. Under the Term Loan, the Company prepaid in November 2002, the principal in the amount of $14.2 million that is due March 31, 2003. The amount available under the $650.0 million Bank Facility as of December 31, 2002, was $293.0 million, subject to covenant compliance at the time of each borrowing and quarterly debt reduction commitments.

(B) Senior Subordinated Notes

        On February 27, 2002, the Company's wholly owned subsidiary, Entercom Radio, LLC, entered into an underwriting agreement to sell $150.0 million of 7.625% Senior Subordinated Notes ("Notes") due March 1, 2014. The Company completed this offering on March 5, 2002 and received net proceeds of $145.7 million. There were approximately $4.3 million in deferred offering costs recorded in connection with the sale, which are being amortized to interest expense over the life of the Notes using the effective interest rate method. The proceeds of the Notes along with the proceeds of the equity offering (see Note 14) were used to finance recent acquisitions and it is anticipated that the balance of the proceeds will be used to finance pending acquisitions and general corporate purposes, including future acquisitions and working capital needs.

        Interest on the Notes, which are in denominations of $1,000 each, accrues at the rate of 7.625% per annum and is payable semi-annually in arrears on March 1 and September 1, commencing on September 1, 2002. The Company may redeem the notes on and after March 1, 2007 at an initial redemption price of 103.813% of their principal amount plus accrued interest. In addition, before March 1, 2005, the Company may redeem up to 35% of the Notes at a redemption price of 107.625% of their principal amount plus accrued interest, using proceeds of specified equity offerings. The Notes are unsecured and rank junior to the Company's senior indebtedness. In addition to the parent, Entercom Communications Corp., all of the Company's other subsidiaries (excluding Entercom Communications Capital Trust, see Note 13) have fully and unconditionally guaranteed jointly and severally these Notes ("Subsidiary Guarantors"). Under certain covenants, the Subsidiary Guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Notes and the Subsidiary Guarantors cannot incur additional indebtedness if the Leverage Ratio of Entercom Radio, LLC exceeds a specified level.

(C) Interest Rate Transactions

        The Company enters into interest rate transactions to diversify its risk associated with interest rate fluctuations against the variable debt discussed in Note 8 (A) above and to comply with certain covenants under the Bank Facility. These transactions are accounted for in accordance with SFAS No. 133 as described in Note 9. Under these transactions, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt. The total notional amount of these transactions was $263.0 million as of December 31, 2001 and $65.0 million as of December 31, 2002. These agreements, with initial terms that vary from 2.5 years to 10 years, effectively fix the interest at rates that vary from 5.8% to 8.3% on current borrowings.

(D) Aggregate Principal Maturities

        Aggregate principal maturities on Senior debt are as follows (amounts in thousands):

Years ending December 31:
2003	$42,672
2004	65,016
2005	65,018
2006	65,019
2007	48,770
Thereafter	150,220

Total	$436,715

(E) Outstanding Letters of Credit

        The Company is required to maintain several letters of credit, primarily in connection with an acquisition described in Note 12. As of December 31, 2002, the amount of the outstanding letters of credit was $7.7 million.

9. DERIVATIVE AND HEDGING ACTIVITIES

        Periodically, the Company enters into derivative financial instruments, including interest rate exchange agreements ("Swaps") and interest rate collar agreements ("Collars") to manage its exposure to fluctuations in interest rates as required under the Company's Bank Facility. Under a Swap agreement, the Company pays a fixed rate on the notional amount to a bank and the bank pays to the Company a variable rate on the notional amount equal to a base LIBOR rate. A rate collar agreement establishes two separate agreements: an upper limit or "cap" for the base LIBOR rate and a lower limit or "floor" for the base LIBOR rate. The Company's derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk-management policies. As derivative contracts are initiated, the Company designates the instruments individually as hedges of underlying financial instruments or anticipated transactions. Management reviews the correlation and effectiveness of its derivatives on a periodic basis. Any fees associated with these derivatives are amortized over their term. Under these derivatives, the differentials to be received or paid are recognized as an adjustment to interest expense over the life of the contract. Gains and losses on termination of these instruments are recognized as interest expense when terminated. The fair value of these instruments and the changes in the fair value, as a result of changes in the three- month LIBOR rate and the forward interest rate to maturity market interest rates, are recognized in these consolidated financial statements in accordance with SFAS No. 133.

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

For the year ended December 31, 2001

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

For the Year Ended December 31, 2002

        For those derivatives that did not qualify for hedge accounting treatment with an aggregate notional amount of $30.0 million outstanding during the year ended December 31, 2002 and which was outstanding as of December 31, 2002, the Company recorded to the statement of operations for the year ended December 31, 2002, a $2.4 million loss under loss on derivative instruments. For those derivatives designated as cash flow hedges that qualify for hedge accounting treatment with an aggregate notional amount of $233.0 million (which included certain derivative notional amounts that expired during the year ended December 31, 2002, of which $65.0 million was outstanding as of December 31, 2002), the Company recorded: (1) the ineffective amount of the hedges to the statement of operations for the year ended December 31, 2002, as a $0.1 million gain under loss on derivative instruments and (2) the effective amount of the hedges to the statement of other comprehensive income (loss) as a $5.1 million gain to unrealized gain on hedged derivatives. The Company expects to record a $0.1 million gain on hedged derivatives as a reclassification to the statement of operations during the next twelve months from the adjustments that were recorded in other comprehensive income (loss). The actual amount that will be reclassified to the statement of operations during the next twelve months may vary as a result of changes in market conditions related to interest rates.

10. CONVERTIBLE PREFERRED SECURITIES

        On October 6, 1999, the Company sold 2,500,000 Convertible Preferred Securities, Term Income Deferrable Equity Securities ("TIDES"), including underwriters' over-allotments at an offering price of $50.00 per security. The net proceeds to the Company after deducting underwriting discounts and other offering expenses, was $120.5 million. Subject to certain deferral provisions, the issuer of the TIDES, Entercom Communications Capital Trust ("Trust"), a wholly-owned subsidiary of the Company, pays quarterly calendar distributions. The first distribution was paid on December 31, 1999. The TIDES represent undivided preferred beneficial ownership interest in the assets of the trust. The trust used the proceeds to purchase from the Company an equal amount of 6.25% Convertible Subordinated Debentures due 2014 ("Debentures"). Upon the due date of the Debentures, the Company will pay the outstanding amount due to the trust and the trust will redeem all of the outstanding TIDES. The Company owns all of the common securities issued by the trust. The trust exists for the sole purpose of issuing the common securities and the TIDES. The trust's sole assets consists of the $125.0 million aggregate principal amount of the Company's 6.25% Convertible Subordinated Debentures due September 30, 2014. The Company has entered into several contractual arrangements for the purpose of fully, irrevocably and unconditionally guaranteeing the trust's obligations under the TIDES. The holders of the TIDES have a preference with respect to each distribution and amounts payable upon liquidation, redemption or otherwise over the holders of the common securities of the trust. Each TIDES is convertible into shares of the Company's Class A Common Stock at the rate of 1.1364 shares of Class A Common Stock for each TIDES. The Company completed this offering on October 6, 1999, and issued 2,500,000 TIDES at $50.00 per TIDES. As of December 31, 2002, there were 2.5 million outstanding TIDES as no holder of the TIDES had converted their shares into Class A Common Stock. Effective October 3, 2002, the TIDES may be fully or partially redeemed by the Company by providing the TIDES holder the option to receive cash at a defined premium or to convert to equity. The TIDES are convertible into Class A Common Stock at $44.00 per share.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The estimated fair value of financial instruments is determined using the best available market information and appropriate valuation methodologies. Considerable judgment is necessary, however, in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange or the value that ultimately will be realized upon maturity or disposition. Additionally, because of the variety of valuation techniques permitted under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," comparability of fair values among entities may not be meaningful. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

        Credit Facility: The amounts outstanding under the credit facility bear interest at current market rates and the carrying amounts approximate fair market value as of December 31, 2001 and 2002.

        Interest rate swaps and collars: The fair values for the interest rate swap and collar contracts were estimated by obtaining quotations from brokers. The fair value is an estimate of the amount that the Company would receive (pay) at the reporting date if the contracts were transferred to another party or cancelled by either party. As of December 31, 2001 and 2002, the fair values of these contracts were liabilities of $7.0 million and $4.7 million, respectively.

        Investments: Management believes that the carrying amount of the investments approximates fair value.

        7.625% Senior Subordinated Notes: The fair values of the Company's 7.625% Senior Subordinated Notes as of December 31, 2002 were $157.5 million, which were based on available market prices. As of December 31, 2002, the carrying values of the Notes were $150.0 million.

        TIDES: The fair values of the Company's 6.25% Convertible Preferred Securities, Term Income Deferrable Equity Securities (TIDES) as of December 31, 2001 and December 31, 2002, were $153.1 million and $143.1 million, respectively, which were based on available market prices. As of December 31, 2001 and December 31, 2002, the carrying values of the TIDES were $125.0 million.

        Outstanding Letters of Credit: The Company had letters of credit outstanding in the amount of $6.2 million and $7.7 million as of December 31, 2001 and 2002, respectively. The Company does not believe it is practicable to estimate the fair value of these financial instruments and does not expect any material losses from the resolution since performance is not likely to be required.

12. COMMITMENTS AND CONTINGENCIES

  Acquisitions

        The Company entered into a preliminary agreement on February 6, 1996, to acquire the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation ("Royce"), subject to approval by the FCC, for a purchase price of $25.0 million. Notwithstanding the Company's efforts to pursue this transaction, Royce has been non-responsive. On July 28, 1999, the Company commenced a legal action seeking to enforce this agreement. After a trial in November 2001, the California Superior Court ruled that the 1996 agreement was enforceable and that the court would order specific performance of the agreement to sell KWOD. On April 30, 2002 the Court issued an Interlocutory Judgment ordering, among other things (i) that Royce sign all documents necessary to transfer the assets relating to KWOD to the Company and to complete such transfer in exchange for the $25.0 million purchase price, less the amount of the Company's damages to be determined by the court, and (ii) the Company place $25.0 million in cash and a $7.5 million irrevocable standby letter of credit in an escrow account pending the transfer of the KWOD assets, the determination of the Company's damages and the outcome of Royce's appeal. Royce filed a petition in the California Court of Appeals court challenging this Interlocutory Judgment. The Company continues to pursue a final judgment for specific performance in this matter. The Company estimates that the impact of an unfavorable outcome will not materially impact the Company's financial position, results of operations or cash flows. The Company cannot determine if and when the transaction might be completed.

        On December 24, 2001, the Company entered into an Option Agreement with Tribune to acquire the assets of KOSI-FM, KQMT-FM (formerly KKHK-FM) and KEZW-AM, serving the Denver, Colorado radio market for a purchase price of $180.0 million in cash, of which $18.0 million was paid as a deposit on January 2, 2002. On July 24, 2002, the Company acquired the assets of KOSI-FM and KEZW-AM for $125.0 million in cash (see Note 4) under the Option Agreement that was amended on May 8, 2002 to facilitate the purchase of the assets under two separate transactions. A time brokerage agreement, which commenced for all three stations on February 1, 2002, will continue for KQMT-FM for a period of up to approximately three years at Tribune's option. The amended Option Agreement also provides that the Company may exercise an option to close on KQMT-FM, for $55.0 million in cash after the earlier of the receipt of a notice from Tribune or December 24, 2005. On January 27, 2003, the Company exercised the option to close on KQMT pursuant to Tribune's previously provided notice (see Note 18). The closing of KQMT-FM, which is expected to occur in the second quarter of 2003, is also conditioned on the approval of the Federal Communications Commission. Assuming the completion of the acquisition of KQMT-FM from Tribune, the Company will own four radio stations serving the Denver, Colorado radio market.

  Other

        As of December 31, 2002, the Company is committed to invest an additional amount of $0.5 million in an investment partnership fund focused on minority-owned businesses.

        Rental expense is incurred principally for office and broadcasting facilities. Rental expense during the years ended December 31, 2000, 2001 and 2002 was approximately $6.3 million, $7.1 million and $8.3 million, respectively.

        The Company also has various commitments under the following types of contracts: (1) operating leases; (2) sports programming; (3) on-air talent; (4) television advertising; and (5) other operating contracts with aggregate minimum annual commitments as of December 31, 2002 as follows:

	Operating Leases	Sports Programming	On-Air Talent	Television Advertising	Other Contracts
		(amounts in thousands)
Years ending December 31:
2003	$7,026	$14,150	$21,065	$1,459	$6,494
2004	7,068	13,076	12,736	1,459	2,756
2005	6,963	14,183	8,112	—	148
2006	6,506	5,852	4,259	—	2
2007	5,514	5,672	1,831	—	—
2008 through 2023	28,195	—	416	—	—

	$61,272	$52,933	$48,419	$2,918	$9,400

        In October 1999, The Radio Music License Committee ("RMLC"), of which the Company is a participant, filed a motion in the New York courts against Broadcast Music, Inc. ("BMI") commencing a rate-making proceeding, on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees. The trial of the rate court proceeding has been adjourned as RMLC and BMI are engaged in settlement discussions, with the outcome of this matter undetermined at this time. The RMLC is also currently in negotiations with American Society of Composers, Authors and Publishers ("ASCAP") on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees. The Company is currently operating under interim license agreements with BMI and ASCAP for the periods commencing January 1, 1997 and January 1, 2001, respectively, at the rates and terms reflected in prior agreements. The Company's management estimates that the impact of an unfavorable outcome with BMI and/or ASCAP will not materially impact the financial position, results of operations or cash flows of the Company.

        In December 2000, the U.S. Copyright Office, under the Digital Millennium Copyright Act, issued a final rule that AM and FM radio broadcast signals transmitted simultaneously over a digital communications network, are subject to the sound recording copyright owner's exclusive right of performance, resulting in the imposition of license fees for Internet streaming and other digital media. The Company, along with other broadcasters and the NAB, filed an appeal of this ruling. The Company, which ceased Internet streaming of its broadcast signals in May 2002, paid a nominal amount in fees on October 20, 2002, covering all obligations for such fees for the period ended August 31, 2002.

        The Company has a contingent liability to the national sales representative of the former owner of one of the Company's markets in the amount of $1.6 million as of December 31, 2002. This obligation is the responsibility of the Company's current national sales representative and arose in connection with the Company's acquisition of the stations involved.

        The Company is subject to various outstanding claims that arose in the ordinary course of business and to other legal proceedings. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

13. GUARANTOR FINANCIAL INFORMATION

        Entercom Radio, LLC ("Radio"), a wholly-owned subsidiary of Entercom Communications Corp., is the borrower of the Company's senior debt under the Bank Facility, described in Note 8 (A), and is the borrower of the Company's 7.625% Senior Subordinated Notes, described in Note 8 (B), with Entercom Communications Corp. and Radio's subsidiaries as the guarantors. Radio holds the ownership interest in various subsidiary companies that own the operating assets, including broadcasting licenses, permits, authorizations and cash royalties. Entercom Communications Capital Trust, the issuer of the TIDES, described in Note 10, is a wholly-owned subsidiary of Entercom Communications Corp and is the holder of 6.25% Convertible Subordinated Debentures due from Entercom Communications Corp.

        Under the Bank Facility, Radio is permitted to make distributions to Entercom Communications Corp. in an amount, as defined, that is required to pay Entercom Communications Corp.'s reasonable overhead costs, other costs associated with conducting the operations of Radio and its subsidiaries and interest on the TIDES. Under the Notes, Radio is permitted to make distributions to Entercom Communications Corp. in an amount, as defined, that is required to pay Entercom Communications Corp's overhead costs and other costs associated with conducting the operations of Radio and its subsidiaries and Entercom Communications Corp's payment of interest on the TIDES.

        The following tables set forth condensed consolidating financial information for Entercom Communications Corp., Entercom Communications Capital Trust and Entercom Radio, LLC, for the balance sheets as of December 31, 2001 and 2002, the statements of operations for the years ended December 31, 2000, 2001 and 2002 and the statements of cash flows for the years ended December 31, 2000, 2001 and 2002.

	Statements of Operations for the Year Ended December 31, 2000
	(amounts in thousands)
	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$528	$7,813	$352,025	$(8,341)	$352,025

OPERATING EXPENSES (INCOME):
Station operating expenses	—	—	207,136	(528)	206,608
Depreciation and amortization	469	—	42,148	—	42,617
Corporate general and administrative expenses	12,498	—	(1)	—	12,497
Time brokerage agreement fees	—	—	11	—	11
Net gain on sale of assets	—	—	(41,465)	—	(41,465)

Total operating expenses	12,967	—	207,829	(528)	220,268

OPERATING INCOME (LOSS)	(12,439)	7,813	144,196	(7,813)	131,757

OTHER EXPENSE (INCOME):
Interest expense	—	—	38,618	—	38,618
Financing cost of TIDES	7,813	7,813	—	(7,813)	7,813
Interest income	—	—	(512)	—	(512)
Equity loss from unconsolidated affiliate	—	—	1,100	—	1,100
Loss on investments	—	—	5,688	—	5,688
Income from equity investment in subsidiaries	(99,009)	—	—	99,009	—

Total other expense (income)	(91,196)	7,813	44,894	91,196	52,707

INCOME BEFORE INCOME TAXES	78,757	—	99,302	(99,009)	79,050
INCOME TAXES	31,503	—	293	—	31,796

	Statements of Operations for the Year Ended December 31, 2000
	(amounts in thousands)
	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total
NET INCOME	$47,254	$—	$99,009	$(99,009)	$47,254

	Statements of Cash Flows for the Year Ended December 31, 2000
	(amounts in thousands)
	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total
OPERATING ACTIVITIES:
Net cash provided by operating activities	$48,646	$—	$20,829	$—	$69,475

INVESTING ACTIVITIES:
Additions to property and equipment	(176)	—	(9,356)	—	(9,532)
Proceeds from sale of property, equipment and other assets	—	—	57,196	—	57,196
Purchases of radio station assets	—	—	(100,733)	—	(100,733)
Deferred charges and other assets	(280)	—	(1,932)	—	(2,212)
Purchase of investments	—	—	(9,927)	—	(9,927)
Station acquisition deposits and costs	—	—	524	—	524
Net inter-company loans	(49,905)	—	49,905	—	—

Net cash used in investing activities	(50,361)	—	(14,323)	—	(64,684)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—	47,000	—	47,000
Payments on long-term debt	—	—	(51,511)	—	(51,511)
Proceeds from issuance of common stock related to incentive plans	899	—	—	—	899
Proceeds from exercise of stock options	816	—	—	—	816

Net cash provided by (used in) financing activities	1,715	—	(4,511)	—	(2,796)

Net increase in cash and cash equivalents	—	—	1,995	—	1,995
Cash and cash equivalents, beginning of year	1	—	11,261	—	11,262

Cash and cash equivalents, end of year	$1	$—	$13,256	$—	$13,257

	Balance Sheets as of December 31, 2001
	(amounts in thousands)
	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total
ASSETS:
Current assets	$5,127	$—	$82,653	$—	$87,780
Net property and equipment	956	—	91,376	—	92,332
Radio broadcasting licenses—net	—	—	1,228,453	—	1,228,453
Goodwill—net	—	—	4,159	—	4,159
Other long-term assets	468,238	128,866	24,704	(595,792)	26,016

	Balance Sheets as of December 31, 2001
	(amounts in thousands)
	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total
Total assets	$474,321	$128,866	$1,431,345	$(595,792)	$1,438,740

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities	$9,732	$—	$43,849	$—	$53,581
Senior debt	—	—	363,934	—	363,934
Other long-term liabilities	854	3,866	602,550	(466,926)	140,344

Total liabilities	10,586	3,866	1,010,333	(466,926)	557,859

TIDES	128,866	125,000	—	(128,866)	125,000

Shareholders' equity
Preferred stock	—	—	—	—	—
Class A and B common stock	453	—	—	—	453
Additional paid-in capital	751,803	—	—	—	751,803
Accumulated deficit	(417,186)	—	422,604	—	5,418
Unearned compensation	(201)	—	—	—	(201)
Accumulated other comprehensive loss	—	—	(1,592)	—	(1,592)

Total shareholders' equity	334,869	—	421,012	—	755,881

Total liabilities and shareholders' equity	$474,321	$128,866	$1,431,345	$(595,792)	$1,438,740

	Statements of Operations for the Year Ended December 31, 2001
	(amounts in thousands)
	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$523	$7,813	$332,897	$(8,336)	$332,897

OPERATING EXPENSES (INCOME):
Station operating expenses	—	—	201,780	(523)	201,257
Depreciation and amortization	1,040	—	44,604	—	45,644
Corporate general and administrative expenses	12,281	—	54	—	12,335
(Gain) loss on sale of assets	(6)	—	22	—	16

Total operating expenses	13,315	—	246,460	(523)	259,252

OPERATING INCOME (LOSS)	(12,792)	7,813	86,437	(7,813)	73,645

OTHER EXPENSE (INCOME):
Interest expense	—	—	28,448	—	28,448
Financing cost of TIDES	7,813	7,813	—	(7,813)	7,813
Interest income	—	—	(262)	—	(262)
Equity loss from unconsolidated affiliate	—	—	4,706	—	4,706
Net loss on derivative instruments	—	—	912	—	912
Loss on investments	—	—	2,000	—	2,000

Total expense (income)	7,813	7,813	35,804	(7,813)	43,617

INCOME BEFORE INCOME TAXES AND ACCOUNTING CHANGE	(20,605)	—	50,633	—	30,028

	Statements of Operations for the Year Ended December 31, 2001
	(amounts in thousands)
	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total
INCOME TAXES	(8,242)	—	20,436	—	12,194

INCOME (LOSS) BEFORE ACCOUNTING CHANGE	(12,363)	—	30,197	—	17,834
Cumulative effect of accounting change, net of taxes of $377	—	—	(566)	—	(566)

NET INCOME (LOSS)	$(12,363)	$—	$29,631	$—	$17,268

	Statements of Cash Flows for the Year Ended December 31, 2001
	(amounts in thousands)
	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total
OPERATING ACTIVITIES:
Net cash provided by operating activities	$153	$—	$84,215	$—	$84,368

INVESTING ACTIVITIES:
Additions to property and equipment	(176)	—	(9,644)	—	(9,820)
Proceeds from sale of property, equipment and other assets	—	—	141	—	141
Deferred charges and other assets	—	—	(626)	—	(626)
Purchase of investments	—	—	(5,721)	—	(5,721)
Proceeds from investments	—	—	21	—	21
Station acquisition deposits and costs	—	—	(1,886)	—	(1,886)

Net cash (used in) provided by investing activities	(176)	—	(17,715)	—	(17,891)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—	7,078	—	7,078
Payments on long-term debt	—	—	(80,015)	—	(80,015)
Proceeds from issuance of common stock related to incentive plans	—	—	549	—	549
Proceeds from exercise of stock options	—	—	3,405	—	3,405

Net cash provided by (used in) financing activities	—	—	(68,983)	—	(68,983)

Net (decrease) increase in cash and cash equivalents	(23)	—	(2,483)	—	(2,506)
Cash and cash equivalents, beginning of year	24	—	13,233	—	13,257

Cash and cash equivalents, end of year	$1	$—	$10,750	$—	$10,751

	Balance Sheets as of December 31, 2002
	(amounts in thousands)
	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total
ASSETS:
Current assets	$3,384	$—	$184,055	$—	$187,439
Net property and equipment	1,366	—	92,572	—	93,938
Radio broadcasting licenses—Net	—	—	1,101,228	—	1,101,228
Goodwill — Net	—	—	129,964	—	129,964
Other long-term assets—Net	891	128,866	55,070	(128,866)	55,961
Investment in subsidiaries	1,016,883	—	—	(1,016,883)	—

Total assets	$1,022,524	$128,866	$1,562,889	$(1,145,749)	$1,568,530

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities	$2,001	$—	$71,031	$—	$73,032
Long-term debt	—	—	394,044	—	394,044
Other long-term liabilities	1,152	3,866	80,931	—	85,949

Total liabilities	3,153	3,866	546,006	—	553,025

TIDES	128,866	125,000	—	(128,866)	125,000

Shareholders' equity
Preferred stock	—	—	—	—	—
Class A, B and C common stock	498	—	—	—	498
Additional paid-in capital	967,186	—	—	—	967,186
Retained earnings (deficit)	(77,634)	—	1,016,172	(1,016,172)	(77,634)
Unearned compensation	(256)	—	—	—	(256)
Accumulated other comprehensive income	711	—	711	(711)	711

Total shareholders' equity	890,505	—	1,016,883	(1,016,883)	890,505

Total liabilities and shareholders' equity	$1,022,524	$128,866	$1,562,889	$(1,145,749)	$1,568,530

	Statements of Operations for the Year Ended December 31, 2002
	(amounts in thousands)
	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$537	$7,813	$391,289	$(8,350)	$391,289

OPERATING EXPENSES (INCOME):
Station operating expenses	—	—	226,570	(537)	226,033
Depreciation and amortization	1,023	—	14,035	—	15,058
Corporate general and administrative expenses	14,052	—	72	—	14,124
Time brokerage agreement fees	—	—	7,432	—	7,432
Net gain on sale of assets	(11)	—	(1,155)	—	(1,166)

Total operating expenses	15,064	—	246,954	(537)	261,481

OPERATING INCOME (LOSS)	(14,527)	7,813	144,335	(7,813)	129,808

OTHER EXPENSE (INCOME):
Interest expense	—	—	25,094	—	25,094
Financing cost of TIDES	7,813	7,813	—	(7,813)	7,813
Interest income	(27)	—	(2,067)	—	(2,094)

	Statements of Operations for the Year Ended December 31, 2002
	(amounts in thousands)
	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total
Equity loss from unconsolidated affiliate	—	—	3,352	—	3,352
Net loss on derivative instruments	—	—	2,290	—	2,290
Loss from equity investment in subsidiaries	116,107	—	—	(116,107)	—

Total other expense	123,893	7,813	28,669	(123,920)	36,455

INCOME (LOSS) BEFORE INCOME TAXES AND ACCOUNTING CHANGE	(138,420)	—	115,666	116,107	93,353
INCOME TAXES PROVISION (BENEFIT)	(55,368)	—	92,897	—	37,529

INCOME (LOSS) BEFORE ACCOUNTING CHANGE	(83,052)	—	22,769	116,107	55,824
Cumulative effect of accounting change, net of taxes of $92,584	—	—	(138,876)	—	(138,876)

NET LOSS	$(83,052)	$—	$(116,107)	$116,107	$(83,052)

	Statements of Cash Flows for the Year Ended December 31, 2002
	(amounts in thousands)
	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(79,345)	$—	$183,687	$—	$104,342

INVESTING ACTIVITIES:
Additions to property and equipment	(641)	—	(9,495)	—	(10,136)
Proceeds from sale of property, equipment and other assets	—	—	2,049	—	2,049
Purchases of radio station assets	—	—	(235,229)	—	(235,229)
Deferred charges and other assets	(63)	—	(998)	—	(1,061)
Purchase of investments	—	—	(520)	—	(520)
Proceeds from investments	—	—	132	—	132
Station acquisition deposits and costs	—	—	(30,534)	—	(30,534)
Net inter-company loans	(128,945)	—	128,945	—	—

Net cash used in investing activities	(129,649)	—	(145,650)	—	(275,299)

FINANCING ACTIVITIES:
Proceeds from senior subordinated debt offering	—	—	150,000	—	150,000
Net proceeds from stock offering	196,413	—	—	—	196,413
Deferred financing expenses related to bank facility and senior subordinated notes	—	—	(4,643)	—	(4,643)
Proceeds from issuance of long-term debt	—	—	45,500	—	45,500
Payments on long-term debt	—	—	(147,108)	—	(147,108)

	Statements of Operations for the Year Ended December 31, 2002
	(amounts in thousands)
	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total
Proceeds from issuance of common stock related to incentive plans	659	—	—	—	659
Proceeds from exercise of stock options	11,978	—	—	—	11,978

Net cash provided by financing activities	209,050	—	43,749	—	252,799

Net increase in cash and cash equivalents	56	—	81,786	—	81,842
Cash and cash equivalents, beginning of year	1	—	10,750	—	10,751

Cash and cash equivalents, end of year	$57	$—	$92,536	$—	$92,593

14. SHAREHOLDERS' EQUITY

      During the years ended December 31, 2000 and 2001, J.P. Morgan Partners, formerly known as Chase Capital, converted shares of Class C Common Stock to shares of Class A Common Stock in the amounts of 901,167 and 495,669, respectively. As of December 31, 2001 and 2002, there were no shares of Class C Common Stock outstanding.

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

        On September 10, 2002, the Company's Chairman, Joseph M. Field, adopted a Planned Diversification Program pursuant to SEC Rule 10b5-1 to sell through an independent broker-dealer up to one million shares of the Company's Class B common stock over the course of the next twelve months. The Class B common Stock upon public sale is automatically converted into shares of our Class A Common Stock. As of December 31, 2002, 900,000 shares of Class B were sold under the Program and converted into shares of Class A common stock. Even if the remaining 100,000 shares are sold under the Program, Mr. Field will remain as the Company's largest and controlling shareholder.

        During the year ended December 31, 2002, Joseph M. Field contributed 320,000 shares of Class B common stock to a charitable entity. Upon the transfer of the stock, the shares were automatically converted to 320,000 shares of Class A common stock.

15. EMPLOYEE SAVINGS AND BENEFIT PLANS

        The Company sponsors a 401(k) savings plan for the purpose of providing retirement benefits for substantially all employees. Subject to certain eligibility requirements, the employees and the Company make contributions to the plan, with the Company matching a portion of the employee's contribution. The Company matches 50% of an eligible employee's contribution to the plan up to a maximum employer contribution of 3% of an employee's compensation. The maximum eligible employee contribution that is subject to the employer match under the plan was $10,500, $10,500 and $11,000 for the plan years ended December 31, 2000, 2001 and 2002, respectively. An employee who is 50 years or older, could have contributed up to $12,000 for the 2002 plan year, but was not eligible for the employer match in excess of $11,000. The Company may at its discretion suspend future matching contributions. The Company contributed approximately $1.5 million, $1.4 million and $1.7 million under the 401(k) plan for the years ended December 31, 2000, 2001 and 2002, respectively.

16. STOCK OPTIONS AND RESTRICTED STOCK

        The Company accounts for stock-based compensation plans under APB Opinion No. 25 for employees and under SFAS No. 123 for non-employees. On June 24, 1998, the Company adopted an Equity Compensation Plan (the "Compensation Plan"). The Compensation Plan allows officers (including those also serving as directors) and other employees, non-employee directors and key advisors and consultants, selected by a Committee of Board of Directors, to receive incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights in the Common Stock of the Company. The restricted stock vests over periods that vary from three to four years. The options vest over a four-year period and expire ten years from the date of grant. The Company has reserved 2.5 million shares plus 10% of the combined classes of Common Stock outstanding at the time of grant for issuance under the Compensation Plan. The Company recognized non-cash compensation expense as follows: (1) for the granting of restricted stock; (2) for options granted where the option price is less than the market value of shares on the grant date; (3) for options issued to non-employees; (4) for performance based options; and (5) for options where the exercise period was extended for certain members of the Company's Board of Directors who retired on May 2, 2002.

        For the year ended December 31, 2000, the Company issued 5,000 shares of restricted stock and 1,430,250 options, of which 1,380,250 options were issued at market value at the date of grant and 50,000 options were issued at less that market value at the date of grant. For the year ended December 31, 2001, the Company issued 862,249 options, of which all options were issued at market value at the date of grant. For the year ended December 31, 2002, the Company issued 5,000 shares of restricted stock and 1,204,932 options of which all options were issued at market value at the date of grant.

        For the year ended December 31, 2000, the Company recognized non-cash stock-based compensation expense of $0.5 million for options granted at prices below market value and $0.1 million for restricted stock. For the year ended December 31, 2001, the Company recognized non-cash stock-based compensation expense of $0.4 million for options granted at prices below market value and $0.1 million for restricted stock. For the year ended December 31, 2002, the Company recognized non-cash stock-based compensation expense of $1.1 million for options granted at prices below market value and for options where the exercise period was extended for certain members of the Company's Board of Directors who retired on May 2, 2002 and $0.1 million for restricted stock. As of December 31, 2002, the Company expects to recognize non-cash compensation expense in future periods of $0.3 million and $0.1 million for the years ended December 31, 2003 and 2004, respectively.

        A summary of the status of the Company's stock options granted and changes during the year is presented below:

	December 31, 2000		December 31, 2001		December 31, 2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,404,519	$31.83	2,723,396	$33.76	3,285,448	$35.52
Granted	1,430,250	35.34	862,249	40.37	1,204,932	47.98
Exercised	(26,649)	21.66	(97,693)	25.90	(460,114)	26.03
Cancelled	(84,724)	32.12	(202,504)	37.09	(158,698)	40.80

Outstanding at end of year	2,723,396	$33.76	3,285,448	$35.52	3,871,568	$40.31

Options exercisable as of year end	331,580	$32.85	883,680	$34.10	1,264,183	$37.88

Weighted-average fair value of options granted during the year, net of cancellations		$35.54		$41.36		$49.07

        The following table summarizes information about stock options outstanding as of December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at December 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2002	Weighted Average Exercise Price
$18.00—$22.50	311,792	6.1	$20.28	146,720	$19.81
25.75—27.75	605,088	7.9	27.74	280,008	27.74
28.19—40.00	745,555	8.0	39.31	190,954	38.56
40.25—46.88	978,701	7.2	45.06	578,751	45.59
46.92—47.82	14,500	7.8	47.13	6,125	47.07
48.00—48.00	1,089,682	9.1	48.00	15,625	48.00
$48.27—$57.63	126,250	7.9	52.08	46,000	52.65

	3,871,568	7.9	$40.31	1,264,183	$37.88

        As of December 31, 2002, approximately 7.5 million shares of the Company's Class A Common Stock were authorized for awards under the Compensation Plan, of which approximately 3.0 million shares remained available for future award.

        The fair value of the options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for 2000, 2001 and 2002: expected stock volatility of 63%, 74% and 53%, respectively; dividend yields of 0%; risk-free interest rates of 6.5%, 5.0% and 4.4%, respectively; and expected lives of five years from the date of grant. Had the Company determined compensation cost for the Compensation Plan based on the fair value as of the grant dates for awards in 2000, 2001 and 2002 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated in the table included in Note 2.

        On June 24, 1998, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan allows the participants to purchase shares of the Company's Class A Common Stock at a purchase price equal to 85% of the market value of such shares on the purchase date. Under the Purchase Plan, the purchase of stock is limited to the lesser of an amount not to exceed 10% of an employee's annual gross earnings or an annual maximum limitation of $25,000 per employee. Pursuant to this plan, the Company will not record compensation expense on the difference between the market value and the purchase price, as this plan is designed to meet the requirements of Section 423(b) of the Internal Revenue Code. During the years ended December 31, 2000, 2001 and 2002, employees purchased 28,247 shares, 15,807 shares and 16,251 shares of Class A Common Stock, respectively. The shares of Common Stock reserved for issuance under the Purchase Plan was 1,850,000, leaving a balance of shares available for purchase as of December 31, 2002 of 1,778,013.

17. NET INCOME (LOSS) PER COMMON SHARE

        Net income (loss) per share is calculated in accordance with SFAS No. 128, "Earnings Per Share" which requires presentation of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed in the same manner as basic net income (loss) after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method) and (2) 2.5 million 6.25% Convertible Preferred Securities, Term Income Deferrable Equity Securities (TIDES) convertible into 2.8 million shares of Class A Common Stock, after eliminating from net income (loss) the interest expense, net of taxes, on the TIDES. Anti-dilutive instruments are not considered in this calculation. For the years ended December 31, 2000, 2001 and 2002, the effect of the TIDES was anti-dilutive and the effect of the stock options was dilutive in the calculation of income before accounting changes and net income (loss) per share.

        The amounts used in calculating net income per share are as follows:

	Year Ended December 31, 2000
	(amounts in thousands, except share and per share data)
	Income	Shares	EPS
Basic net income per share:
Net income	$47,254	45,209,036	$1.05

Impact of options	—	404,793
Diluted net income per share:

Net income	$47,254	45,613,829	$1.04

        Options to purchase 1,143,400 shares of common stock at a range of $42.44 to $59.44 were outstanding during 2000, but were excluded from the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock during 2000.

        The amounts used in calculating income before accounting change and net income (loss) per share are as follows:

	Year Ended December 31, 2001
	(amounts in thousands, except share and per share data)
	Income	Shares	EPS
Basic net income per share:
Income before accounting change	$17,834	45,294,776	$0.39
Cumulative effect of accounting change, net of taxes	(566)	—	(0.01)

Net income	17,268	45,294,776	$0.38

Impact of options	—	699,573
Diluted net income per share:

Net income	$17,268	45,994,349	$0.38

        Options to purchase 784,339 shares of common stock at a range of $43.85 to $59.44 were outstanding during 2001, but were excluded from the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock during 2001.

	Year Ended December 31, 2002
	(amounts in thousands, except share and per share data)
	Income	Shares	EPS
Basic net loss per share:
Income before accounting change	$55,824	48,965,008	$1.14
Cumulative effect of accounting change, net of taxes	(138,876)	—	(2.84)

Net loss	$(83,052)	48,965,008	$(1.70)

Impact of options		800,661

Diluted net loss per share:
Income before accounting change	$55,824	49,765,669	$1.12
Cumulative effect of accounting change, net of taxes	(138,876)	—	(2.79)

Net loss	$(83,052)	49,765,669	$(1.67)

        Options to purchase 113,517 shares of common stock at a range of $49.34 to $57.63 were outstanding during 2002, but were excluded from the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock during 2002.

18. SUBSEQUENT EVENTS

        On January 27, 2003, the Company exercised the option to close on KQMT pursuant to Tribune's previously provided notice (see Notes 4 and 12). The Company expects that the acquisition will occur in the second quarter of 2003.

19. QUARTERLY FINANCIAL DATA (Unaudited)

	Quarters ended (amounts in thousands, except per share data)
	March 31	June 30	September 30	December 31
2001:
Net revenues	$69,455	$94,626	$85,136	$83,680
Operating income	8,462	26,157	18,127	20,899
Income (loss) before accounting change	(1,749)	9,864	4,076	5,643
Net income (loss)	$(2,315)	$9,864	$4,076	$5,643
Basic income (loss) before accounting change	$(0.04)	$0.22	$0.09	$0.12

Basic net income (loss) per share	$(0.05)	$0.22	$0.09	$0.12

Weighted basic average common shares outstanding	45,250	45,282	45,315	45,331

Diluted income (loss) before accounting change	$(0.04)	$0.21	$0.09	$0.12

Diluted net income (loss) per share	$(0.05)	$0.21	$0.09	$0.12

Weighted diluted average common and common equivalents shares outstanding	45,250	46,168	45,977	45,898

2002:
Net revenues	$74,159	$108,489	$106,719	$101,922
Operating income	17,151	36,728	36,900	39,029
Income before accounting change	5,668	15,965	15,385	18,806
Net income (loss)	$(133,208)	$15,965	$15,385	$18,806
Basic income before accounting change	$0.12	$0.32	$0.31	$0.38

Basic net income (loss) per share	$(2.86)	$0.32	$0.31	$0.38

Weighted basic average common shares outstanding	46,575	49,616	49,784	49,821

Diluted income before accounting change	$0.12	$0.32	$0.31	$0.37

Diluted net income (loss) per share	$(2.80)	$0.32	$0.31	$0.37

Weighted diluted average common and common equivalents shares outstanding	47,613	50,650	50,277	50,557

        The sum of basic and or diluted income (loss) before accounting change per common share and net income (loss) per common share for the quarters may differ from the basic and or diluted income (loss) before accounting change per common share and or net income (loss) per common share for the year for the following reasons:

For the Year Ended December 31, 2001:

        Diluted net income before accounting change and net income per common share for the year differs from the sum of diluted income (loss) before accounting change and net income (loss) per common share for the quarters during the respective year due to the different periods used to calculate income (loss) before accounting change and net income (loss) and weighted average shares outstanding.

For the Year Ended December 31, 2002:

        Basic income before accounting change per common share and basic and diluted net loss per common share for the year differs from the sum of basic income before accounting change per common share and basic and diluted net loss per common share for the quarters during the respective year due to the different periods used to calculate income before accounting change and net loss and weighted shares outstanding.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bala Cynwyd, Pennsylvania, on February 26, 2003.

ENTERCOM COMMUNICATIONS CORP.
By:	/s/ DAVID J. FIELD
David J. Field, President, Chief Executive Officer (principal executive officer)

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

Chief Executive Officer:
/s/ DAVID J. FIELD (David J. Field)	President, Chief Executive Officer and a Director (principal executive officer)	February 26, 2003
Chief Financial Officer:
/s/ STEPHEN F. FISHER (Stephen F. Fisher)	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 26, 2003
Directors:
/s/ JOSEPH M. FIELD
(Joseph M. Field)	Chairman of the Board	February 26, 2003
/s/ DAVID J. BERKMAN
(David J. Berkman)	Director	February 26, 2003
/s/ JOHN C. DONLEVIE
(John C. Donlevie)	Executive Vice President, Secretary, General Counsel and a Director	February 26, 2003
/s/ MARIE H. FIELD
(Marie H. Field)	Director	February 26, 2003
/s/ LEE HAGUE
(Lee Hague)	Director	February 26, 2003
/s/ HERBERT KEAN
(Herbert Kean)	Director	February 26, 2003

Report of Independent Accountants on Financial Statement Schedule

To the Board of Directors
  of Entercom Communications Corp.:

        Our audit of the consolidated financial statements, referred to in our report dated February 6, 2003 appearing in the Annual Report on Form 10-K, also included an audit of the financial statement schedule as of and for the year ended December 31, 2002 listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule as of and for the year ended December 31, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 6, 2003

Schedule II—VALUATION AND QUALIFYING ACCOUNTS
ENTERCOM COMMUNICATIONS CORP.
YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

Allowance for Doubtful Accounts	Balance at Beginning Period	Additions Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Period
December 31, 2000	$1,429,000	$3,670,000	$(2,893,000)	$2,206,000
December 31, 2001	2,206,000	3,449,000	(3,454,000)	2,201,000
December 31, 2002	2,201,000	3,808,000	(3,804,000)	2,205,000

Certification Of President And Chief Executive Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, David J. Field, certify that:

        1.    I have reviewed this annual report on Form 10-K of Entercom Communications Corp.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/ DAVID J. FIELD Name: David J. Field Title: President and Chief Executive Officer (principal executive officer)

Certification Of Executive Vice President And Chief Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Stephen F. Fisher, certify that:

        1.    I have reviewed this annual report on Form 10-K of Entercom Communications Corp.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/ STEPHEN F. FISHER Name: Stephen F. Fisher Title: Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2) (Originally filed as Exhibit 3.02)
4.01	Indenture for the Convertible Subordinated Debentures due 2014 between Entercom Communications Corp., as issuer, and Wilmington Trust Company, as indenture trustee. (3)
4.02	Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee. (2) (Originally filed as Exhibit 4.02)
4.03	First Supplemental Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee. (2) (Originally filed as Exhibit 4.03)
10.01	Employment Agreement, dated December 30, 2002, between Entercom Communications Corp. and Joseph M. Field. (4)
10.02	Employment Agreement, dated December 30, 2002, between Entercom Communications Corp. and David J. Field. (4)
10.03	Employment Agreement, dated August 6, 2002, between Entercom Communications Corp. and Stephen F. Fisher. (5)
10.04	Employment Agreement, dated December 17, 1998, between Entercom Communications Corp. and John C. Donlevie. (6)
10.05	Option Agreement, dated as of December 24, 2001 among Entercom Communications Corp., Entercom Denver LLC, Entercom Denver License LLC, Tribune Denver Radio, Inc. and Tribune Broadcasting Company. (7) (Originally filed as Exhibit 10.01)
10.06	First Amendment to Option Agreement, dated as of May 8, 2002 among Entercom Communications Corp., Entercom Denver LLC, Entercom Denver License LLC, Tribune Denver Radio, Inc. and Tribune Broadcasting Company. (7) (Originally filed as Exhibit 10.02)
10.07	Second Amendment to Option Agreement, dated as of July 24, 2002 among Entercom Communications Corp., Entercom Denver LLC, Entercom Denver License LLC, Tribune Denver Radio, Inc. and Tribune Broadcasting Company. (7) (Originally filed as Exhibit 10.03)
10.08	Credit Agreement, dated as of December 16, 1999, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital Inc., as Administrative Agent and Co-Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein. (8)
10.09	First Amendment to Credit Agreement, dated as of May 31, 2001, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital, Inc., as Administrative Agent, and Co-Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein. (9)
10.10	Second Amendment to the Credit Agreement, dated as of February 6, 2002, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital, Inc., as Administrative Agent, and Co-Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein. (10)
16.01	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission regarding the change in accountant. (11)
16.02	Letter from Arthur Andersen LLP to the Securities and Exchange Commission regarding the change in accountant. (12)

Exhibit Number	Description
21.01	Information Regarding Subsidiaries of Entercom Communications Corp. (4)
23.01	Consent of PricewaterhouseCoopers LLP. (4)
23.02	Consent of Deloitte & Touche LLP. (4)

  (1)
  Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999. (File No. 333-61381)

  (2)
  Incorporated by reference to an exhibit (as indicated above) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 13, 2002.

  (3)
  Incorporated by reference to Exhibit 4.03 of our Amendment to Registration Statement on Form S-1, as filed on September 30, 1999. (File No. 333-86843)

  (4)
  Filed herewith.

  (5)
  Incorporated by reference to Exhibit 10.01 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed on August 13, 2002.

  (6)
  Incorporated by reference to Exhibit 10.03 of our Amendment to Registration Statement on Form S-1, as filed on January 6, 1999. (File No. 333-61381)

  (7)
  Incorporated by reference to an exhibit (as indicated above) of our Current Report on Form 8-K, as filed on August 7, 2002.

  (8)
  Incorporated by reference to Exhibit 10.01 of our Current Report on Form 8-K, as filed on December 23, 1999.

  (9)
  Incorporated by reference to Exhibit 10.07 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, as filed on August 13, 2001.

  (10)
  Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on February 11, 2002.

  (11)
  Incorporated by reference to Exhibit 16.1 of our Current Report on Form 8-K, as filed on March 28, 2001.

  (12)
  Incorporated by reference to Exhibit 16.1 of our Current Report on Form 8-K, as filed on June 21, 2002.

(a) Reports on Form 8-K

        No reports on Form 8-K were filed during the three-month period ended December 31, 2002.

QuickLinks

ENTERCOM COMMUNICATIONS CORP. TABLE OF CONTENTS
CERTAIN DEFINITIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
INFORMATION ABOUT STATION AND MARKET DATA
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
INDEX TO EXHIBITS
ENTERCOM COMMUNICATIONS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002 (amounts in thousands)
ENTERCOM COMMUNICATIONS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
Report of Independent Accountants on Financial Statement Schedule
Schedule II—VALUATION AND QUALIFYING ACCOUNTS ENTERCOM COMMUNICATIONS CORP. YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
Certification Of President And Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification Of Executive Vice President And Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
INDEX TO EXHIBITS