Form 10-Q
period 2003-03-31
ENTERCOM COMMUNICATIONS CORP
filed 2003-05-14
CIK 1067837

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-14461

Entercom Communications Corp.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation of organization)	23-1701044 (I.R.S. Employer Identification No.)
401 City Avenue, Suite 809 Bala Cynwyd, Pennsylvania 19004 (Address of principal executive offices and Zip Code)
(610) 660-5610 (Registrant's telephone number, including area code)
401 City Avenue, Suite 409 Bala Cynwyd, Pennsylvania 19004 (Former name, former address and former fiscal year, if changed since last report)

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

Class A Common Stock, $.01 par value—41,966,546 Shares Outstanding as of May 2, 2003
Class B Common Stock, $.01 par value—9,311,805 Shares Outstanding as of May 2, 2003

ENTERCOM COMMUNICATIONS CORP.
INDEX

Private Securities Litigation Reform Act Safe Harbor Statement

        This report contains, in addition to historical information, statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

        Forward-looking statements are presented for illustrative purposes only and reflect our current expectations concerning future results and events. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

        You can identify these forward-looking statements by our use of words such as "anticipates," "believes," "continues," "expects," "intends," "likely," "may," "opportunity," "plans," "potential," "project," "will," and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update these statements or publicly release the result of any revision(s) to these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

        Key risks to our company are described in our annual report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2003.

i

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Information

ENTERCOM COMMUNICATIONS CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND MARCH 31, 2003
(amounts in thousands)
(unaudited)

ASSETS

	DECEMBER 31, 2002	MARCH 31, 2003
CURRENT ASSETS:
Cash and cash equivalents	$92,593	$51,254
Accounts receivable, net of allowance for doubtful accounts	80,014	64,074
Prepaid expenses and deposits	5,508	9,178
Prepaid and refundable income taxes	894	836
Deferred tax assets	8,430	10,220

Total current assets	187,439	135,562

INVESTMENTS	9,396	7,808

PROPERTY AND EQUIPMENT:
Land, land easements and land improvements	11,681	11,738
Building	11,382	11,409
Equipment	89,553	90,906
Furniture and fixtures	13,455	13,460
Leasehold improvements	13,740	13,740

	139,811	141,253
Accumulated depreciation and amortization	(49,417)	(52,479)

	90,394	88,774
Capital improvements in progress	3,544	6,070

Net property and equipment	93,938	94,844

RADIO BROADCASTING LICENSES—Net	1,101,228	1,146,647

GOODWILL—Net	129,964	139,038

DEFERRED CHARGES AND OTHER ASSETS—Net	46,565	40,852

TOTAL	$1,568,530	$1,564,751

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND MARCH 31, 2003
(amounts in thousands)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	DECEMBER 31, 2002	MARCH 31, 2003
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,625	$12,024
Accrued liabilities:
Salaries	7,949	6,090
Interest	4,213	1,299
Advertiser obligations and commissions	2,818	2,690
Other	3,372	3,099
Derivative instruments	384	—
Current portion of long-term debt	42,671	44,703

Total current liabilities	73,032	69,905

SENIOR DEBT	244,044	227,790

7.625% SENIOR SUBORDINATED NOTES	150,000	150,000

OTHER LONG-TERM LIABILITIES:
Deferred tax liabilities	80,522	87,254
Derivative instruments	4,275	4,202
Deferred rent	1,152	1,250

Total other long-term liabilities	85,949	92,706

COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY HOLDING SOLELY CONVERTIBLE DEBENTURES OF THE COMPANY ("TIDES")	125,000	125,000

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Additional paid-in capital and other capital accounts	967,428	967,969
Accumulated deficit	(77,634)	(68,310)
Accumulated other comprehensive income (loss)	711	(309)

Total shareholders' equity	890,505	899,350

TOTAL	$1,568,530	$1,564,751

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002 AND 2003
(amounts in thousands, except share and per share data)
(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2002	2003
NET REVENUES	$74,159	$80,995

OPERATING EXPENSES (INCOME):
Station operating expenses	48,159	51,380
Depreciation and amortization	3,391	3,457
Corporate general and administrative expenses	3,351	3,537
Time brokerage agreement fees	2,116	602
Net (gain) loss on sale of assets	(9)	76

Total operating expenses	57,008	59,052

OPERATING INCOME	17,151	21,943

OTHER EXPENSE (INCOME):
Interest expense, including amortization of deferred financing costs of $250 in 2002 and $320 in 2003	5,588	5,337
Financing cost of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding solely convertible debentures of the Company	1,953	1,953
Interest income	(262)	(290)
Equity loss from unconsolidated affiliate	974	—
Net (gain) on derivative instruments	(607)	(65)

TOTAL OTHER EXPENSE	7,646	6,935

INCOME BEFORE INCOME TAXES AND ACCOUNTING CHANGE	9,505	15,008
INCOME TAXES	3,837	5,684

INCOME BEFORE ACCOUNTING CHANGE	5,668	9,324
Cumulative effect of accounting change, net of taxes of $92,584 in 2002	(138,876)	—

NET (LOSS) INCOME	$(133,208)	$9,324

NET (LOSS) INCOME PER SHARE—BASIC:
Income before accounting change	$0.12	$0.19
Cumulative effect of accounting change, net of taxes	(2.98)	—

NET (LOSS) INCOME PER SHARE—BASIC	$(2.86)	$0.19

NET (LOSS) INCOME PER SHARE—DILUTED:
Income before accounting change	$0.12	$0.18
Cumulative effect of accounting change, net of taxes	(2.92)	—

NET (LOSS) INCOME PER SHARE—DILUTED	$(2.80)	$0.18

WEIGHTED AVERAGE SHARES:
Basic	46,575,279	49,869,697

Diluted	47,613,126	50,478,085

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2002 AND 2003
(amounts in thousands)
(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2002	2003
NET (LOSS) INCOME	$(133,208)	$9,324
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX BENEFIT OR PROVISION:
Unrealized gain (loss) on investments, net of tax provision of $0.6 million in 2002 and a tax benefit of $0.6 million in 2003	960	(1,045)
Unrealized net gain on hedged derivatives, net of tax provision of $1.3 million in 2002	1,930	25

COMPREHENSIVE INCOME (LOSS)	$(130,318)	$8,304

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002 AND 2003
(amounts in thousands)
(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2002	2003
OPERATING ACTIVITIES:
Net income (loss)	$(133,208)	$9,324
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,391	3,457
Amortization of deferred financing costs	250	320
Deferred taxes	7,394	5,684
Tax benefit on exercise of options	644	64
Provision for bad debts	673	741
(Gain) loss on dispositions and exchanges of assets	(9)	76
Non-cash stock-based compensation expense	134	93
Equity loss from unconsolidated affiliate	974	—
Net gain on derivative instruments	(607)	(65)
Cumulative effect of accounting change, net of tax	138,876	—
Deferred rent	66	98
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
Accounts receivable	6,493	15,284
Prepaid expenses and deposits	(3,969)	(3,670)
Prepaid and refundable income taxes	(3,785)	57
Accounts payable and accrued liabilities	2,845	(5,257)

Net cash provided by operating activities	20,162	26,206

INVESTING ACTIVITIES:
Additions to property and equipment	(1,109)	(3,465)
Proceeds from sale of property, equipment, intangibles and other assets	9	2
Purchases of radio station assets	(20,800)	(55,610)
Deferred charges and other assets	(25)	(39)
Purchases of investments	(10)	(83)
Station acquisition deposits and costs	(26,181)	5,489

Net cash used in investing activities	(48,116)	(53,706)

FINANCING ACTIVITIES:
Proceeds from senior subordinated debt offering	150,000	—
Net proceeds from stock offering	196,498	—
Proceeds from issuance of long-term debt	45,500	—
Deferred financing expenses related to bank facility and senior subordinated debt	(4,558)	—
Payments of long-term debt	(108,504)	(14,223)
Proceeds from issuance of stock under the employee stock plan	158	186
Proceeds from the exercise of stock options	3,281	198

Net cash provided by (used in) financing activities	282,375	(13,839)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	254,421	(41,339)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,751	92,593

CASH AND CASH EQUIVALENTS, END OF PERIOD	$265,172	$51,254

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002 AND 2003
(amounts in thousands)
(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2002	2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,536	$8,267

Interest on TIDES	$—	$1,953

Income taxes paid	$—	$10

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES—

        In connection with the issuance of certain awards of Restricted Stock for 16,500 shares of Class A Common Stock for the three months ended March 31, 2003, the Company increased its additional paid-in-capital by $0.7 million for the three months ended March 31, 2003.

        In connection with the exchange of radio station assets, the non-cash portion of assets recorded was $0.3 million for the three months ended March 31, 2003.

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2002 AND 2003

1.     BASIS OF PRESENTATION

        The condensed consolidated interim unaudited financial statements included herein have been prepared by Entercom Communications Corp. and its subsidiaries (collectively, the "Company") in accordance with (1) generally accepted accounting principles for interim financial information and (2) the instructions of the Securities and Exchange Commission (the "SEC") to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal, recurring nature. The Company's results are subject to seasonal fluctuations and therefore, the results shown on an interim basis are not necessarily indicative of results for a full year.

        This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements as of and for the year ended December 31, 2002, and filed with the SEC on February 28, 2003, as part of the Company's Form 10-K.

Reportable Segment

        The Company operates under one reportable business segment, radio broadcasting, for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year's presentation, which had no effect on the financial position, results of operations or cash flows of the Company.

Use of Estimates

        The Company makes estimates and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes. For example, the Company uses estimates for reserves to determine the collectibility of accounts receivable and to determine the value of deferred tax assets and liabilities and contingencies and litigation. The Company uses estimates to determine the remaining economic lives and carrying values of property and equipment and other definite-lived intangible assets. The Company estimates the fair value of the Company's radio broadcasting licenses and goodwill for purposes of testing for impairment. The Company also uses assumptions when employing the Black-Scholes valuation model to estimate the fair value of stock options granted for pro forma disclosures (see Note 2). Despite the Company's intention to establish accurate estimates and assumptions, actual results may differ from the Company's estimates.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," that applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset. Under SFAS No. 143, guidance is provided on measuring and recording the liability. Adoption of SFAS No. 143 by the Company was effective on January 1, 2003. The Company believes that the adoption of SFAS No. 143 did not have a material impact on the Company's financial position, cash flows or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of SFAS No. 4, SFAS No. 64,

"Extinguishments of Debt to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. In the past, the Company has reflected losses from extinguishments of debt as extraordinary items. Under SFAS No. 145, debt extinguishments are often routine, recurring transactions and in most circumstances would require treatment other than as an extraordinary item. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board ("APB") Opinion No. 30 for classification as an extraordinary item shall be reclassified. Adoption of SFAS No. 145 by the Company was effective on January 1, 2003. The Company believes that the adoption of SFAS No. 145 did not have a material impact on the Company's financial position, cash flows or results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured at fair value only when the liability is incurred. Adoption of SFAS No. 146 by the Company was effective on January 1, 2003 and was not retroactive to prior years. The Company believes that the adoption of SFAS No. 146 did not have a material impact on the Company's financial position, cash flows or results of operations.

        In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45 entitled "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which provides for an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FIN 34. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Adoption of FIN 45 by the Company was effective on January 1, 2003 and will be applied prospectively to all guarantees issued or modified after December 31, 2002. The Company believes that the adoption of FIN 45 did not have a material impact on the Company's financial position, cash flows or results of operations (see Note 10 for further discussion).

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," that amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Adoption of SFAS No. 148 by the Company was effective on January 1, 2003. The Company currently accounts for stock-based compensation plans under APB No. 25 for employees and under SFAS No. 123 for non-employees. The Company believes that the adoption of SFAS No. 148 did not have a material impact on the Company's financial position, cash flows or results of operations as management does not anticipate changing the Company's method to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which requires all variable interest entities to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. A variable interest entity is an entity where the primary beneficiary's interest in the entity can change with changes in factors other than the amount of investment in the entity. The interpretation also expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of FIN 46 are effective for all financial statements issued after January 31, 2003. The consolidation requirements of FIN 46 are effective for all periods beginning after June 15, 2003. The Company does not have any interest in such variable interest entities as of March 31, 2003.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. Management is currently reviewing the applicability of SFAS No. 149 on the Company's financial position, cash flows or results of operations.

2.     INCENTIVE STOCK-BASED COMPENSATION

        The Company accounts for its incentive stock-based compensation under the intrinsic value method in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees," as interpreted by FIN 44, "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25." The Company presents the pro forma disclosures required by SFAS No. 123 "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure," and related Interpretations. SFAS No. 123, requires disclosure of the pro forma effects on net income and net income per share had the fair value recognition provisions of SFAS No. 123 been adopted. SFAS No. 123 permits the use of either a fair value based method or the intrinsic value method to measure the expense associated with stock-based compensation arrangements.

        To determine the pro forma impact, the Company has employed the widely-used Black-Scholes model to estimate the fair value of options granted. This valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including the expected stock price volatility. The Company's outstanding stock options have characteristics significantly different from those of traded options, and since changes in the subjective input assumptions can materially affect this estimate, the Company believes the Black-Scholes model should not be used as the only measure of the fair value of the Company's stock options.

        The weighted average fair value of each option granted under the various stock option plans for the three months ended March 31, 2002 and 2003 was $24.26 and $18.79 respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2002	2003
Expected life (years)	5.00	5.00
Expected volatility factor	0.53	0.44
Risk-free interest rate (%)	4.40	2.76
Expected dividend yield (%)	—	—

        In accordance with the interim disclosure provisions of SFAS No. 148, the following table presents the pro forma effect on our net income (loss) had compensation expense under the Equity Compensation Plan (see Note 3) been recorded for the three months ended March 31, 2002 and 2003, as determined under the fair value method:

	Three Months Ended March 31,
	2002	2003
	(amount in thousands, except per share data) (unaudited)
Income before accounting change	$5,668	$9,324
Cumulative effect of accounting change, net of taxes of $92,584 in 2002	(138,876)	—

Net income (loss)—as reported	(133,208)	9,324
Add: Compensation expense included in net income (loss), net of taxes of $40 and $35 in 2002 and 2003, respectively	61	58
Subtract: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes of $2,078 and $2,143 in 2002 and 2003, respectively	3,118	3,572

Net income (loss)—pro forma	$(136,265)	$5,810

Basic net income (loss) per share—as reported	$(2.86)	$0.19

Basic net income (loss) per share—pro forma	$(2.93)	$0.12

Diluted net income (loss) per share—as reported	$(2.80)	$0.18

Diluted net income (loss) per share—pro forma	$(2.86)	$0.12

3.     STOCK OPTIONS AND RESTRICTED STOCK

        On June 24, 1998, the Company adopted its 1998 Equity Compensation Plan ("Plan"). The Plan allows officers (including those also serving as directors) and other employees, non-employee directors and key advisors and consultants, selected by a Committee of Board of Directors, to receive incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights in the Common Stock of the Company. The restricted stock vests over periods that vary from three to four years. The options vest over a four-year period and expire ten years from the date of grant. The Company has reserved 2.5 million shares plus 10% of the combined classes of Common Stock outstanding at the time of grant for issuance under the Plan. The Company recognized non-cash compensation expense (1) for the granting of restricted stock and (2) for options granted where the option price is less than the market value of shares on the grant date, for options issued to non-employees, for performance based options and for options where the exercise period was extended for certain members of our Board of Directors who retired on May 2, 2002.

        During the three months ended March 31, 2002 and 2003, the Company issued non-qualified options to purchase 1,141,932 shares and 1,254,916 shares, respectively, of its Class A Common Stock at prices per share ranging from $48.00 to $55.61 and $45.03 to $51.01, respectively. All of the options become exercisable over a four-year period. The Company recognized non-cash stock-based compensation expense in the amount of $102,000 and $19,000 for the three months ended March 31, 2002 and 2003, respectively.

        During the three months ended March 31, 2003, the Company issued 16,500 shares of Restricted Stock and increased its additional paid-in-capital by $0.7 million. The shares of Restricted Stock vest over periods that range from three to four years. In connection with awards of Restricted Stock, the Company recognized non-cash stock-based compensation expense in the amount of $32,000 and $74,000 for the three months ended March 31, 2002 and 2003, respectively.

4.     INTANGIBLE ASSETS AND GOODWILL

        Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and certain intangible assets not be amortized. Instead, these assets are reviewed at least annually for impairment and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company determined that broadcasting licenses, which previously had been amortized over the maximum period allowed of 40 years, were deemed to have indefinite useful lives. Adoption of SFAS No. 142 had the impact of eliminating the Company's non-cash amortization expense for goodwill and broadcasting licenses.

Indefinite-Lived Intangibles

        As of the date of adoption of SFAS No. 142, the Company reflected unamortized goodwill and unamortized broadcasting licenses in the amounts of $4.2 million and $1.2 billion, respectively. These amounts, which were combined in the balance sheet as of December 31, 2002, under radio broadcasting licenses and other intangibles, were reclassified in the balance sheets, including the guarantor balance sheets in Note 13, to separately reflect radio broadcasting licenses and goodwill. During the first quarter of 2002, the Company completed the transitional non-amortizing intangible asset impairment test for broadcasting licenses and recorded to the statement of operations a $138.9 million impairment charge, net of a deferred tax benefit of $92.6 million, under the cumulative effect of accounting change. The amount of the broadcasting licenses impairment charge was determined by relying primarily on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor were broadcasting licenses. The Company determined the reporting unit as a radio market and compared the carrying amount of the broadcasting licenses in each market to the fair value of the market's broadcasting licenses.

        SFAS No. 142 requires the Company to test broadcasting licenses on an annual basis and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of broadcasting licenses below the amount reflected in the balance sheet. During the first quarter of 2003, the Company completed the non-amortizing intangible asset impairment test for broadcasting licenses and determined that the fair value of the broadcasting licenses was equal to or greater than the amount reflected in the balance sheet for each of the markets tested and accordingly, no impairment was recorded in the quarter ended March 31, 2003. If actual market conditions are less favorable than those projected by the industry or the Company, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company's broadcasting licenses below the amount reflected in the balance sheet, the Company may be required to recognize additional impairment charges. The amount of unamortized broadcasting licenses reflected in the balance sheet as of March 31, 2003 was $1.1 billion.

Goodwill

        During the second quarter of 2002, the Company completed the transitional assessment of goodwill as required by SFAS No. 142 and compared the fair value of each market to the amount reflected in the balance sheet for each market. The Company determined that the carrying amount of goodwill for each of the Company's markets did not exceed the fair value. The fair value was determined by using either an income or market approach for each market cluster. The market approach compared recent sales and offering prices of similar properties. The income approach used the subject property's income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price. If the fair value for any market had exceeded the amount reflected in the balance sheet, an indication would have existed that the amount of goodwill attributed to a market may be impaired and the Company would have been required to perform a second step of the transitional impairment test. In the second step, the Company compares the implied fair value of the market's goodwill, determined by allocating the market's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to the amount reflected in the balance sheet. Since the second step was not required by the Company in 2002, the Company did not record a goodwill impairment charge in 2002.

        SFAS No. 142 requires the Company to test goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of goodwill below the amount reflected in the balance sheet. Since no event occurred or circumstances changed during the first quarter of 2003 that would, more likely than not, reduce the fair value of goodwill below the amount reflected in the balance sheet, no impairment was recorded in the quarter ended March 31, 2003. If actual market conditions are less favorable than those projected by the industry or the Company, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company's goodwill below the amount reflected in the balance sheet, the Company may be required to recognize additional impairment charges. The amount of goodwill reflected in the balance sheet as of March 31, 2003 was $139.0 million.

        The changes in the carrying amount of goodwill, in thousands, for the three months ended March 31, 2003 are as follows:

Beginning of year	$129,964
Goodwill acquired during the period	9,074

Balance as of March 31, 2003	$139,038

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

        The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, and acquired advertising contracts that are amortized in accordance with SFAS No. 142. These assets are amortized over the period for which the assets are expected to contribute to the Company's future cash flows. The amounts of the amortization expense for definite-lived intangible assets were $26,000 and $21,000 for the three months ended March 31, 2002 and 2003, respectively. As of March 31, 2003, the Company reflected $0.6 million in unamortized definite-lived assets, which amounts are included in deferred charges and other assets on the balance sheet.

        The following table presents the Company's estimate of amortization expense, in thousands, for each of the succeeding years ending December 31, for definite-lived assets:

Definitive-Lived Assets
Years ending December 31,
2003 (excludes the three months ended March 31, 2003)	$429
2004	102
2005	64
2006	5
2007	—
Thereafter	—

Total	$600

5.     ACQUISITIONS AND UNAUDITED PRO FORMA SUMMARY

Acquisitions for the Three Months Ended March 31, 2003

        On March 5, 2003, the Company completed a transaction with Washington Interstate Broadcasting Co., Inc. ("Interstate") to exchange certain assets primarily consisting of the broadcast licenses used in the operation of radio stations serving the Longview, Washington radio market. Interstate provided KUKN-FM's license to the Company in exchange for KLYK-FM's license and $0.5 million in cash. Each of the stations retained its own call letters, programming format and studio and office property and equipment. The transaction was accounted for as a monetary transaction due to the significance of cash included in the exchange. The assets received were recorded at fair value and the Company recognized a loss of $0.2 million on the assets relinquished. The Company anticipates that with the completion of this transaction, the Company can improve the signal strength and coverage area for an FM radio station located in a nearby market.

        For this transaction, the aggregate purchase price, including transaction costs of $0.1 million, was allocated as follows and is based upon information available at this time and is subject to change:

Asset Description	Amount	Asset Lives
	(amounts in thousands)
Equipment	$19	5 to 15 years

Total tangible assets	19

Broadcasting licenses	836	non-amortizing

Total intangible assets	836

Total purchase price	$855

        On March 21, 2003, the Company acquired from Tribune Denver Radio, Inc. and Tribune Broadcasting Company ("Tribune") the assets of KQMT-FM (formerly KKHK-FM) serving the Denver, Colorado radio market for a purchase price of $55.0 million in cash. The source of the funds used to complete this transaction was as follows: (1) $49.5 million was paid from cash on hand and (2) $5.5 million of the purchase price was applied against an $18.0 million deposit made on January 2, 2002. The amount the Company recorded for goodwill of $9.1 million is fully deductible for income tax purposes. The Company anticipates that the addition of KQMT-FM and its position in the market, to the acquisition of previously acquired Denver radio stations, will allow the Company to compete more effectively by increasing the Company's cluster share of market revenues. With this acquisition, the Company completed the December 24, 2001 Option Agreement with Tribune to acquire the assets of KOSI-FM, KQMT-FM and KEZW-AM serving the Denver, Colorado radio market for an aggregate purchase price of $180.0 million in cash. A time brokerage agreement commenced for all three stations on February 1, 2002. On July 24, 2002, the Company acquired the assets of KOSI-FM and KEZW-AM for $125.0 million in cash under the Option Agreement that was amended on May 8, 2002 to facilitate the purchase of the assets under two separate transactions. With this acquisition, the Company owns four radio stations serving the Denver, Colorado radio market.

        For this acquisition, the aggregate purchase price, including transaction costs of $0.1 million, was allocated as follows and is based upon information available at this time and is subject to change:

Asset Description	Amount	Asset Lives
	(amounts in thousands)
Land	$58	non-depreciating
Building	11	20 years
Equipment	506	5 to 15 years
Furniture and fixtures	3	5 years

Total tangible assets	578

Advertiser list and customer relationships	58	3 years
Acquired advertising contracts	345	less than 1 year
Broadcasting licenses	45,000	non-amortizing
Goodwill	9,074	non-amortizing

Total intangible assets	54,477

Total purchase price	$55,055

Unaudited Pro Forma Summary

        The following unaudited pro forma summary presents the consolidated results of operations as if any acquisitions which occurred during the period of January 1, 2002 through March 31, 2003 had all occurred as of January 1, 2002. The summary is also pro forma to include certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund acquisitions which would have been incurred had such acquisitions occurred as of January 1, 2002. For a discussion of these acquisitions, please refer to the Company's Form 10-K filed with the Securities and Exchange Commission on February 28, 2003, which should be read in conjunction with our condensed consolidated financial statements, the related notes and all other information included elsewhere in this Form 10-Q. These unaudited pro forma results, which do not reflect certain contracts or joint sales agreements that are accounted for as separate profit centers, have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Three Months Ended March 31,
	2002	2003
	(amounts in thousands, except per share data)
	Pro Forma	Pro Forma
Net revenues	$76,633	$80,995

Income before and accounting change	$3,836	$9,198

Cumulative effect of accounting change, net of taxes	$(138,876)	$—

Net income (loss)	$(135,040)	$9,198

Net income (loss) per share—basic	$(2.90)	$0.18

Net income (loss) per share—diluted	$(2.84)	$0.18

6.     SENIOR DEBT

        The Company has a bank credit agreement (the "Bank Facility") with a syndicate of banks which initially provided for senior secured credit of $650.0 million consisting of: (1) a $325.0 million reducing revolving credit facility ("Revolver") and (2) a $325.0 million multi-draw term loan ("Term Loan"). The Revolver and Term Loan, which mature on September 30, 2007, each reduce on a quarterly basis that began on September 30, 2002, in quarterly amounts that vary from $12.2 million to $16.3 million for each loan. As of March 31, 2003, the Company had $272.2 million of borrowings outstanding under the Bank Facility's Term Loan, in addition to $7.7 million in outstanding Letters of Credit under the Revolver. Under the Term Loan, the Company prepaid in November 2002, the principal in the amount of $14.2 million that was due on March 31, 2003 and in March 2003, the Company prepaid the principal in the amount of $14.2 million that will be due June 30, 2003. The Bank Facility requires the Company to comply with certain financial covenants and leverage ratios that are defined terms within the agreement and that include but are not limited to the following: (1) Total Debt to Operating Cash Flow, (2) Operating Cash Flow to Interest Expense, (3) Operating Cash Flow to Pro Forma Debt Service and (4) Operating Cash Flow to Fixed Charges. Management believes that the Company is in compliance with all of the terms of the Bank Facility. On March 3, 2003, the Company entered into a Third Amendment under the Bank Facility that permitted the Company to redeem the Convertible Preferred Securities, Term Income Deferrable Equity Securities ("TIDES") and modified certain terms for insurance coverage. The amount available under the $650.0 million Bank Facility as of March 31, 2003, was $278.7 million, subject to covenant compliance at the time of each borrowing and quarterly debt reduction commitments.

        The Company enters into interest rate transactions with different banks to diversify its risk associated with interest rate fluctuations against the variable rate debt under the Bank Facility and to comply with certain covenants under the Bank Facility. Under these transactions, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt. The total notional amount outstanding as of March 31, 2003 was $30.0 million as one of these transactions in the notional amount of $35.0 million expired during the quarter ended March 31, 2003. The remaining agreement in the amount of $30.0 million, with an initial term of 10 years, effectively fixes the interest at a rate of 5.8% on current borrowings equal to the total notional amount (see Note 9).

7.     SENIOR SUBORDINATED NOTES

        On February 27, 2002, the Company's wholly owned subsidiary, Entercom Radio, LLC, entered into an underwriting agreement to sell $150.0 million of 7.625% Senior Subordinated Notes ("Notes") due March 1, 2014. The Company completed this offering on March 5, 2002 and received net proceeds of $145.7 million. There were approximately $4.3 million in deferred offering costs recorded in connection with the sale, which are amortized to interest expense over the life of the Notes using the effective interest rate method.

        Interest on the Notes, which are in denominations of $1,000 each, accrues at the rate of 7.625% per annum and is payable semi-annually in arrears on March 1 and September 1, commencing on September 1, 2002. The Company may redeem the notes on and after March 1, 2007 at an initial redemption price of 103.813% of their principal amount plus accrued interest. In addition, before March 1, 2005, the Company may redeem up to 35% of the Notes at a redemption price of 107.625% of their principal amount plus accrued interest, using proceeds of qualified equity offerings. The Notes are unsecured and rank junior to the Company's senior indebtedness. In addition to the parent, Entercom Communications Corp., all of the Company's other subsidiaries (excluding Entercom Communications Capital Trust, see Note 13) have fully and unconditionally guaranteed jointly and severally these Notes ("Subsidiary Guarantors"). Under certain covenants, the Subsidiary Guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Notes and the Subsidiary Guarantors cannot incur additional indebtedness if the Leverage Ratio of Entercom Radio, LLC exceeds a specified level.

8.     CONVERTIBLE PREFERRED SECURITIES

        On October 6, 1999, the Company sold 2,500,000 Convertible Preferred Securities, Term Income Deferrable Equity Securities ("TIDES"), including underwriters' over-allotments at an offering price of $50.00 per security. The net proceeds to the Company after deducting underwriting discounts and other offering expenses, was $120.5 million. The TIDES represent undivided preferred beneficial ownership interest in the assets of Entercom Communications Capital Trust ("Trust"). The Trust used the proceeds to purchase from the Company an equal amount of 6.25% Convertible Subordinated Debentures due 2014 ("Debentures"). Upon the due date of the Debentures, the Company will pay the outstanding amount due to the Trust and the Trust will redeem all of the outstanding TIDES. The Company owns all of the common securities issued by the Trust. The Trust exists for the sole purpose of issuing the common securities and the TIDES. The Trust's sole assets consists of the $125.0 million aggregate principal amount of the Company's 6.25% Convertible Subordinated Debentures due September 30, 2014.

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

        On March 4, 2003, the Company issued a notice of redemption pursuant to its decision to redeem on April 7, 2003, all of the Company's outstanding 6.25% Convertible Subordinated Debentures. This redemption resulted in the corresponding redemption of the TIDES issued by the Trust. For those TIDES holders who elected not to convert to shares of Class A Common Stock, the redemption price for the TIDES was $51.563 for each $50.00 of principal amount. As of March 31, 2003, the amount reflected in the balance sheet was a liability of $125.0 million (see Note 16).

9.     DERIVATIVE AND HEDGING ACTIVITIES

        Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative and Hedging Activities," that was amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 established accounting and reporting standards for (1) derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives and (2) hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects net income (loss). SFAS No. 133 defined new requirements for designation and documentation of hedging relationships as well as on going effectiveness assessments in order to use hedge accounting under this standard. A derivative that does not qualify as a hedge is marked to fair value through the statement of operations. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

For the Three Months Ended March 31, 2002

        During the three months ended and as of March 31, 2002, the Company had a derivative outstanding with an aggregate notional amount of $30.0 million that did not qualify for hedge accounting treatment. For the three months ended March 31, 2002, the Company recorded to the statement of operations, a $0.4 million gain under gain on derivative instruments.

        During the three months ended March 31, 2002, the Company had derivatives outstanding with notional amounts of $233.0 million ($125.0 million was outstanding as of March 31, 2002) which were designated as cash flow hedges that qualified for hedge accounting treatment. For the three months ended March 31, 2002, the Company recorded the ineffective amount of the hedges to the statement of operations as a $0.2 million gain and the effective amount of the hedges to the statement of other comprehensive income as a $3.2 million gain to unrealized gain on hedged derivatives.

For the Three Months Ended March 31, 2003

        During the three months ended and as of March 31, 2002, the Company had a derivative outstanding with an aggregate notional amount of $30.0 million that did not qualify for hedge accounting treatment. For the three months ended March 31, 2003, the Company recorded to the statement of operations a $0.4 million gain under gain on derivative instruments.

        During the three months ended March 31, 2002, the Company had derivatives outstanding with notional amounts of $35.0 million that expired during January 2003, which were designated as cash flow hedges that qualified for hedge accounting treatment. For the three months ended March 31, 2003 the Company recorded the ineffective amount of the hedge to the statement of operations as a $0.3 million loss under gain on derivative instruments. For those derivatives that qualified for hedge accounting treatment, as of March 31, 2003, the Company has reclassified to the statement of operations all fair value adjustments previously recorded to the statement of other comprehensive income (loss).

10.   COMMITMENTS AND CONTINGENCIES

Pending Acquisition

        The Company entered into a preliminary agreement on February 6, 1996, to acquire the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation ("Royce"), subject to approval by the FCC, for a purchase price of $25.0 million. Notwithstanding the Company's efforts to pursue this transaction, Royce has been non-responsive. On July 28, 1999, the Company commenced a legal action seeking to enforce this agreement. After a trial in November 2001, the California Superior Court ruled that the 1996 agreement was enforceable and that the court would order specific performance of the agreement to sell KWOD and on April 30, 2002 the Court issued an Interlocutory Judgment ordering, among other things that Royce complete such sale in exchange for the $25.0 million purchase price, less the amount of the Company's damages to be determined by the court. The Company placed $25.0 million in cash and a $7.5 million irrevocable standby letter of credit in an escrow account pending the sale of the KWOD assets. On May 5, 2003 the California Court of Appeals affirmed in full the Judgment of the Superior Court and on May 12, 2003 the FCC issued its consent to the transfer of the license. The Company estimates that the impact of an unfavorable outcome will not materially impact the Company's financial position, results of operations or cash flows. The Company anticipates completing this transaction in the near future but cannot be assured if and when the transaction might be completed.

Contingencies

        In October 1999, The Radio Music License Committee ("RMLC"), of which the Company is a participant, filed a motion in the New York courts against Broadcast Music, Inc. ("BMI") commencing a rate-making proceeding, on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees. The trial of the rate court proceeding has been adjourned as RMLC and BMI are engaged in settlement discussions, with the outcome of this matter undetermined at this time. The RMLC is also currently in negotiations with American Society of Composers, Authors and Publishers ("ASCAP") on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees. The Company is currently operating under interim license agreements with BMI and ASCAP for the periods commencing January 1, 1997 and January 1, 2001, respectively, at the rates and terms reflected in prior agreements. The Company's management estimates that an unfavorable outcome with BMI and/or ASCAP will not materially impact the financial position, results of operations or cash flows of the Company.

        The Company is subject to various outstanding claims which arose in the ordinary course of business and to other legal proceedings. In the opinion of management, any liability of the Company which may arise out of or with respect to these matters will not materially affect the financial position, results of operations or cash flows of the Company.

Guarantor Arrangements

        In November 2002, the FASB issued FIN 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial statements. The following is a summary of agreements that the Company has determined are within the scope of FIN 45.

        As permitted under Pennsylvania law, the Company has agreements whereby the Company indemnifies the Company's officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits the Company's exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were in effect prior to December 31, 2002 and are therefore not subject to the initial recognition provisions of FIN 45. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2003.

        The Company has two outstanding letters of credit as of March 31, 2003 in the amounts of $7.5 million and $0.2 million in connection with a court order for the acquisition of radio station KWOD-FM, serving the Sacramento, California radio market and a general insurance liability policy, respectively. The fair value of the letter of credit under the court order, which was grandfathered under the provisions of FIN 45 as it was in effect prior to December 31, 2002, could affect the purchase accounting of the acquisition if the acquisition is consummated. The fair value of the letter of credit for the general insurance liability policy is minimal and accordingly, the Company has not recorded any liability for this agreement as of March 31, 2003.

11.   SHAREHOLDERS' EQUITY

        On September 10, 2002, the Company's Chairman, Joseph M. Field, adopted a Planned Diversification Program ("Program") pursuant to SEC Rule 10b5-1 to sell through an independent broker-dealer up to one million shares of its Class B Common Stock over the course of the next twelve months. Upon public sale, the Class B Common Stock is automatically converted into shares of its Class A Common Stock. As of March 31, 2003, 900,000 shares of Class B Common Stock were sold under the Program. Even if the entire amount of one million shares are sold under the Program, Joseph M. Field will remain the Company's largest and controlling shareholder.

12.   NET INCOME PER SHARE

        The net income per share ("EPS") is calculated in accordance with SFAS No. 128, "Earnings Per Share" which requires presentation of basic net income per share and diluted net income per share. Basic net income per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method) and (2) the Term Income Deferrable Equity Securities ("TIDES") after eliminating from net income the interest expense, net of taxes, on the TIDES. Anti-dilutive instruments are not considered in this calculation. For the three months ended March 31, 2002 and 2003, stock options were included in the calculation of income before accounting change and net income (loss) per share as they were dilutive and the TIDES, which convert into 2,841,000 shares of Class A Common Stock, were not included in the calculation of income before accounting change and net income (loss) per share as their effect was anti-dilutive.

	THREE MONTHS ENDED
	MARCH 31, 2002			MARCH 31, 2003
	Income (Loss)	Shares	EPS	Income	Shares	EPS
	(amounts in thousands, except share and per share data)
Basic net income (loss) per share:
Income before accounting change	$5,668	46,575,279	$0.12	$9,324	49,869,697	$0.19
Cumulative effect of accounting change, net of taxes	(138,876)	—	(2.98)	—	—	—

Net income (loss)	$(133,208)	46,575,279	$(2.86)	$9,324	49,869,697	$0.19

Impact of options		1,037,847			608,388

Diluted net income (loss) per share:
Income (loss) before accounting change	$5,668	47,613,126	$0.12	$9,324	50,478,085	$0.18
Cumulative effect of accounting change, net of taxes	(138,876)	—	(2.92)	—	—	—

Net income (loss)	$(133,208)	47,613,126	$(2.80)	$9,324	50,478,085	$0.18

        For the three months ended March 31, 2002 and 2003, outstanding options to purchase 82,678 and 1,221,217 shares, respectively, of Class A Common Stock at option exercise prices ranging from $51.38 to $57.63 and from $47.11 to $57.63 per share, respectively, were excluded from the computation of diluted net income per share as the options' exercise price was greater than the average market price of the stock.

13.   GUARANTOR FINANCIAL INFORMATION

        Entercom Radio, LLC ("Radio"), a wholly-owned subsidiary of Entercom Communications Corp., is the borrower of the Company's senior debt under the Bank Facility, described in Note 6, and is the borrower of the Company's 7.625% Senior Subordinated Notes, described in Note 7, with Entercom Communications Corp. and Radio's subsidiaries as the guarantors. Radio holds the ownership interest in various subsidiary companies that own the operating assets, including broadcasting licenses, permits, authorizations and cash royalties. Entercom Communications Capital Trust, the issuer of the TIDES, described in Note 8, is a wholly-owned subsidiary of Entercom Communications Corp and as of March 31, 2003 was the holder of 6.25% Convertible Subordinated Debentures due from Entercom Communications Corp.

        Under the Bank Facility, Radio is permitted to make distributions to Entercom Communications Corp. in an amount as defined, that is required to pay Entercom Communications Corp.'s reasonable overhead costs, other costs associated with conducting the operations of Radio and its subsidiaries and interest on the TIDES. Under the Company's 7.625% Senior Subordinated Notes, Radio is permitted to make distributions to Entercom Communications Corp. in an amount, as defined, that is required to pay Entercom Communications Corp's overhead costs and other costs associated with conducting the operations of Radio and its subsidiaries and Entercom Communications Corp's payment of interest on the TIDES.

        The following tables set forth condensed consolidating financial information for Entercom Communications Corp., Entercom Communications Capital Trust and Entercom Radio, LLC, for the balance sheets as of December 31, 2002 and March 31, 2003, the statements of operations for the three months ended March 31, 2002 and 2003 and the statements of cash flows for the three months ended March 31, 2002 and 2003. Separate financial statements of Radio's subsidiaries, which are full and unconditional guarantors jointly and severally under the Bank Facility and the Senior Subordinated Notes as described above, are not presented as the Company's management has determined that they would not be material to investors.

Condensed Balance Sheets as of December 31, 2002
(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total
ASSETS:
Current assets	$3,384	$—	$184,055	$—	$187,439
Net property and equipment	1,366	—	92,572	—	93,938
Radio broadcasting licenses—Net	—	—	1,101,228	—	1,101,228
Goodwill—Net	—	—	129,964	—	129,964
Other long-term assets—Net	891	128,866	55,070	(128,866)	55,961
Investment in subsidiaries	1,016,883	—	—	(1,016,883)	—

Total assets	$1,022,524	$128,866	$1,562,889	$(1,145,749)	$1,568,530

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities	$2,001	$—	$71,031	$—	$73,032
Long-term debt	—	—	394,044	—	394,044
Other long-term liabilities	1,152	3,866	80,931	—	85,949

Total liabilities	3,153	3,866	546,006	—	553,025

TIDES	128,866	125,000	—	(128,866)	125,000

Shareholders' equity
Additional paid-in capital	967,428	—	—	—	967,428
Retained earnings	(77,634)	—	1,016,172	(1,016,172)	(77,634)
Accumulated other comprehensive loss	711	—	711	(711)	711

Total shareholders' equity	890,505	—	1,016,883	(1,016,883)	890,505

Total liabilities and shareholders' equity	$1,022,524	$128,866	$1,562,889	$(1,145,749)	$1,568,530

Condensed Balance Sheets as of March 31, 2003
(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total
ASSETS:
Current assets	$3,204	$—	$132,358	$—	$135,562
Net property and equipment	841	—	94,003	—	94,844
Radio broadcasting licenses—Net	—	—	1,146,647	—	1,146,647
Goodwill—Net	—	—	139,038	—	139,038
Other long-term assets—Net	749	128,866	47,911	(128,866)	48,660
Investment in subsidiaries	1,027,116	—	—	(1,027,116)	—

Total assets	$1,031,910	$128,866	$1,559,957	$(1,155,982)	$1,564,751

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities	$2,444	$—	$67,461	$—	$69,905
Long-term debt	—	—	377,790	—	377,790
Other long-term liabilities	1,250	3,866	87,590	—	92,706

Total liabilities	3,694	3,866	532,841	—	540,401

TIDES	128,866	125,000	—	(128,866)	125,000

Shareholders' equity
Additional paid-in capital	967,969	—	—	—	967,969
Retained earnings (deficit)	(68,310)	—	1,027,425	(1,027,425)	(68,310)
Accumulated other comprehensive loss	(309)	—	(309)	309	(309)

Total shareholders' equity	899,350	—	1,027,116	(1,027,116)	899,350

Total liabilities and shareholders' equity	$1,031,910	$128,866	$1,559,957	$(1,155,982)	$1,564,751

Statements of Operations for the Three Months Ended March 31, 2002
(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$134	$1,953	$74,159	$(2,087)	$74,159

OPERATING EXPENSES (INCOME):
Station operating expenses	—	—	48,293	(134)	48,159
Depreciation and amortization	260	—	3,131	—	3,391
Corporate general and administrative expenses	3,332	—	19	—	3,351
Time brokerage agreement fees	—	—	2,116	—	2,116
Net gain on sale of assets	—	—	(9)	—	(9)

Total operating expenses	3,592	—	53,550	(134)	57,008

OPERATING INCOME	(3,458)	1,953	20,609	(1,953)	17,151

OTHER EXPENSE (INCOME):
Interest expense	—	—	5,588	—	5,588
Financing cost of TIDES	1,953	1,953	—	(1,953)	1,953
Interest income	(14)	—	(248)	—	(262)
Equity loss from unconsolidated affiliate	—	—	974	—	974
Net gain on derivative instruments	—	—	(607)	—	(607)
Loss from equity investment in subsidiaries	216,616	—	—	(216,616)	—

Total expense	218,555	1,953	5,707	(218,569)	7,646

INCOME (LOSS) BEFORE INCOME TAXES AND ACCOUNTING CHANGE	(222,013)	—	14,902	216,616	9,505
INCOME TAXES (BENEFIT)	(88,805)	—	92,642	—	3,837

INCOME (LOSS) BEFORE ACCOUNTING CHANGE	(133,208)	—	(77,740)	216,616	5,668
Cumulative effect of accounting change, net of taxes of $377	—	—	(138,876)	—	(138,876)

NET LOSS	$(133,208)	$—	$(216,616)	$216,616	$(133,208)

Statements of Operations for the Three Months Ended March 31, 2003
(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$136	$1,953	$80,995	$(2,089)	$80,995

OPERATING EXPENSES (INCOME):
Station operating expenses	—	—	51,516	(136)	51,380
Depreciation and amortization	241	—	3,216	—	3,457
Corporate general and administrative expenses	3,514	—	23	—	3,537
Time brokerage agreement fees	—	—	602	—	602
Net loss on sale of assets	—	—	76	—	76

Total operating expenses	3,755	—	55,433	(136)	59,052

OPERATING INCOME (LOSS)	(3,619)	1,953	25,562	(1,953)	21,943

OTHER EXPENSE (INCOME):
Interest expense	—	—	5,337	—	5,337
Financing cost of TIDES	1,953	1,953	—	(1,953)	1,953
Interest income	(1)	—	(289)	—	(290)
Net gain on derivative instruments	—	—	(65)	—	(65)
Gain from equity investment in subsidiaries	(20,489)	—	—	20,489	—

Total other expense (income)	(18,537)	1,953	4,983	18,536	6,935

INCOME BEFORE INCOME TAXES	14,918	—	20,579	(20,489)	15,008
INCOME TAXES PROVISION	5,594	—	90	—	5,684

NET INCOME	$9,324	$—	$20,489	$(20,489)	$9,324

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2002
(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(24,170)	$—	$44,332	$—	$20,162

INVESTING ACTIVITIES:
Additions to property and equipment	(15)	—	(1,094)	—	(1,109)
Proceeds from sale of property, equipment and other assets	—	—	9	—	9
Purchases of radio station assets	—	—	(20,800)	—	(20,800)
Deferred charges and other assets	(24)	—	(1)	—	(25)
Purchase of investments	—	—	(10)	—	(10)
Station acquisition deposits and costs	—	—	(26,181)	—	(26,181)
Net inter-company loans	20,769	—	(20,769)	—	—

Net cash provided by (used in) investing activities	20,730	—	(68,846)	—	(48,116)

FINANCING ACTIVITIES:
Proceeds from senior subordinated debt offering	—	—	150,000	—	150,000
Net proceeds from stock offering	—	—	196,498	—	196,498
Deferred financing expenses related to bank facility and senior subordinated debt	—	—	(4,558)	—	(4,558)
Proceeds from issuance of long-term debt	—	—	45,500	—	45,500
Payments on long-term debt	—	—	(108,504)	—	(108,504)
Proceeds from issuance of common stock related to incentive plans	158	—	—	—	158
Proceeds from exercise of stock options	3,281	—	—	—	3,281

Net cash provided by financing activities	3,439	—	278,936	—	282,375

Net (decrease) increase in cash and cash equivalents	(1)	—	254,422	—	254,421
Cash and cash equivalents, beginning of year	1	—	10,750	—	10,751

Cash and cash equivalents, end of period	$—	$—	$265,172	$—	$265,172

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2003
(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total
OPERATING ACTIVITIES:
Net cash provided by operating activities	$10,411	$—	$15,795	$—	$26,206

INVESTING ACTIVITIES:
Additions to property and equipment	(454)	—	(3,011)	—	(3,465)
Proceeds from sale of property, equipment and other assets	—	—	2	—	2
Purchases of radio station assets	—	—	(55,610)	—	(55,610)
Deferred charges and other assets	(22)	—	(17)	—	(39)
Purchase of investments	—	—	(83)	—	(83)
Station acquisition deposits and costs	—	—	5,489	—	5,489
Net inter-company loans	(10,233)	—	10,233	—	—

Net cash used in investing activities	(10,709)	—	(42,997)	—	(53,706)

FINANCING ACTIVITIES:
Payments on long-term debt	—	—	(14,223)	—	(14,223)
Proceeds from issuance of common stock related to incentive plans	186	—	—	—	186
Proceeds from exercise of stock options	198	—	—	—	198

Net cash provided by (used in) financing activities	384	—	(14,223)	—	(13,839)

Net increase in cash and cash equivalents	86	—	(41,425)	—	(41,339)
Cash and cash equivalents, beginning of year	1	—	92,592	—	92,593

Cash and cash equivalents, end of period	$87	$—	$51,167	$—	$51,254

14.   INCOME TAXES

Effective Tax Rate

        The Company's effective tax rates for the three months ended March 31, 2002 and 2003, exclusive of the effect of permanent differences between income subject to income tax for book and tax purposes, were 40% and 37.5%, respectively.

        The income tax accounting process involves estimating all temporary differences between the tax and financial reporting bases of the Company's assets and liabilities based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimates the current exposure together with assessing the temporary differences and computes the provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss. The Company's effective tax rate is higher than the federal statutory rate as a result of the inclusion of state taxes in the income tax amount.

Deferred Tax Asset

        The Company's net current deferred tax asset balance of $10.2 million as of March 31, 2003, consists primarily of the benefit of federal and state tax loss carryforwards. Based upon the years in which taxable temporary differences are anticipated to reverse, at March 31, 2003 management believes it is more likely than not that the Company will realize the benefits of the deductible differences, including the net operating losses. Accordingly, the Company believes that no valuation allowance was required for the current deferred tax assets as of March 31, 2003. On a quarterly basis, management will assess whether it remains more likely than not that the deferred tax asset will be realized.

15.   TRADE RECEIVABLES AND RELATED ALLOWANCE FOR DOUBTFUL ACCOUNTS

        Trade receivables are primarily comprised of unpaid advertising by advertisers on our radio stations, net of agency commissions and an estimated provision for doubtful accounts. Advertisers are generally invoiced for the advertising after the advertisements are aired. Estimates of the allowance for doubtful accounts are recorded based on management's judgment of the collectibility of the accounts receivable based on historical information, relative improvements or deteriorations in the age of the accounts receivable and changes in current economic conditions. The trade receivable balances and reserve for doubtful accounts as of December 31, 2002 and March 31, 2003, are presented in the following table:

	December 31, 2002	March 31, 2003
	(in thousands)
Accounts receivable	$82,219	$66,363
Allowance for doubtful accounts	(2,205)	(2,289)

Accounts receivable, net of allowance for doubtful accounts	$80,014	$64,074

16.   SUBSEQUENT EVENTS

        On April 7, 2003, the Company redeemed all of the Company's outstanding 6.25% Convertible Subordinated Debentures. Prior to the redemption, holders of 1.2 million TIDES converted their securities into 1.4 million shares of the Company's Class A common stock. The Trust paid $66.1 million to the TIDES holders as of April 7, 2003, which included a redemption premium of $2.0 million and accrued interest of $0.1 million, in exchange for 1.3 million TIDES. The Company used $32.6 million from cash on hand and $33.5 million from the Company's Bank Facility's Revolver to meet the cash requirements for this transaction. In the second quarter of 2003, the Company expects to record the following: (1) for those TIDES holders who redeemed for cash, (a) loss on extinguishment of debt of $3.8 million to the statement of operations, which includes the extinguishment of deferred financing costs of $1.8 million and a redemption premium of $2.0 million and (b) interest expense of $0.1 million to the statement of operations for the period April 1, 2003 through April 6, 2003; and (2) for those TIDES holders who converted to shares of the Company's Class A Common Stock, an increase in shareholders' equity of $60.9 million, offset by extinguishment of deferred financing costs of $1.7 million (see Note 8).

        In connection with a preliminary agreement to acquire from Royce the assets of radio station KWOD-FM, on May 5, 2003 the California Court of Appeals affirmed in full the Judgment of the Superior Court and on May 12, 2003 the FCC issued its consent to the transfer of the license. The Company anticipates completing this transaction in the near future but cannot be assured if and when the transaction might be completed (see Note 10).

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        We are one of the five largest radio broadcasting companies in the United States based on net revenues as derived from the latest edition of BIA Consulting, Inc. We operate in 19 markets, including Boston, Seattle, Denver, Portland, Sacramento, Kansas City, Milwaukee, Norfolk, New Orleans, Memphis, Buffalo, Greensboro, Rochester, Greenville/Spartanburg, Wilkes-Barre/Scranton, Wichita, Madison, Gainesville/Ocala and Longview/Kelso (WA).

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

        Several factors may adversely affect a radio broadcasting company's performance in any given period. In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. Typically, revenues are lowest in the first calendar quarter of the year. We generally incur advertising and promotional expenses to increase audiences. Since Arbitron reports ratings quarterly, however, any changed ratings and any corresponding effect on advertising revenues tend to lag behind the incurrence of advertising and promotional spending.

        We include revenues recognized under a time brokerage agreement or a similar sales agreement for stations operated by us prior to acquiring the stations in net revenues, while we reflect operating expenses associated with these stations in station operating expenses. Consequently, there is no difference in the method of revenue and station operating expenses recognition between a station operated by us under a time brokerage agreement or similar sales agreement and a station owned and operated by us.

Results of Operations

        Our results of operations represent the operations of the radio stations owned or operated pursuant to time brokerage agreements or joint sales agreements during the relevant periods. The following significant factors affected our results of operations for the three months ended March 31, 2003 as compared to the corresponding period of the prior year: (1) we acquired on July 24, 2002 for $125.0 million two radio stations that on February 1, 2002 we began operating in Denver under a time brokerage agreement, that contributed this year to higher net revenues, station operating expenses, depreciation and amortization expense and lower interest income and time brokerage agreement fees; (2) we acquired on March 21, 2003, for $55.0 million a radio station that on February 1, 2002 we began operating in Denver under a time brokerage agreement, that contributed this year to higher net revenues, station operating expenses, time brokerage fees and lower interest income; (3) we acquired on May 1, 2002 for $88.0 million a radio station in Denver, that on March 16, 2002 we began operating under a time brokerage agreement, that contributed this year to higher net revenues, station operating expenses, depreciation and amortization expense and lower time brokerage agreement fees and interest income; (4) we terminated as of February 28, 2002, our joint sales agreement to sell advertising time broadcast on KING-FM in Seattle, that reduced this year's net revenues and station operating expenses; (5) our agreement for the rights to broadcast the Seattle Mariners Baseball Club expired in October 2002, that reduced this year's net revenues and station operating expenses; (6) we used a portion of the $196.4 million in net proceeds from the March 2002 equity offering for reducing outstanding indebtedness of $93.5 million under our Bank Facility's Revolver, which resulted in decreased interest expense this year; (7) we received net proceeds of $145.7 million from the March 5, 2002 offering of our senior subordinated notes, which resulted in increased interest expense this year; (8) we allowed derivatives designated as cash flow hedges with total notional amounts of $198.0 million and $30.0 million to expire during 2002 and 2003, respectively, without entering into new derivatives, which contributed to lower interest expense this year as these derivatives increased our effective interest rate on our senior debt; (9) we did not incur any costs this year in connection with an equity investment in an Internet venture that was closed down during 2002 that accounted for the equity loss from an unconsolidated affiliate last year; and (10) we amended an agreement that, effective February 16, 2003, allowed us to sell advertising associated with the Seattle Seahawks, that contributed to higher station operating expenses this year.

        You should read the following discussion and analysis of our financial condition and results in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q. The following results of operations include a discussion of the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. We also discuss net revenues and station operating expenses by comparing the performance of stations owned by us throughout the three month period ended March 31, 2003 and comparing this performance to the three months ended March 31, 2002 as if we owned the same stations during the three months ended March 31, 2002.

Three Months Ended March 31, 2003 As Compared To The Three Months Ended March 31, 2002

        Net Revenues:    Net revenues increased 9.2% to $81.0 million for the three months ended March 31, 2003 from $74.2 million for the three months ended March 31, 2002. Net revenues in the prior year would have been: (i) higher by $2.4 million if our acquisitions of radio stations in Denver and our disposition of a radio station in Wichita had all occurred as of January 1, 2002; and (ii) lower by $0.8 million had we reflected the changes as of January 1, 2002 for the following significant contracts that were accounted for as separate profit centers: (A) the contract with the Seattle Mariners Baseball Club that expired at the conclusion of last year's baseball season in October 2002 and (B) a joint sales agreement to sell advertising time broadcast on KING-FM, located in Seattle, Washington, that was terminated as of February 28, 2002.

        The increase in net revenues was primarily due to (i) a continuing improvement in the advertising sector of the markets we serve which resulted in increased sales in most of our markets and (ii) continued improvement in revenue market share gains in most of our markets. Denver, Kansas City and Greenville contributed most to our overall net revenue increases, which more than compensated for a net revenue decrease in the Seattle market primarily as a result of the termination of a contract with the Seattle Mariners Baseball Club and a joint sales agreement to sell advertising time on KING-FM.

        Station Operating Expenses:    Station operating expenses increased 6.7% to $51.4 million for the three months ended March 31, 2003 from $48.2 million for the three months ended March 31, 2002. Station operating expenses for the prior year would have been: (i) higher by $1.4 million if our acquisitions of radio stations in Denver and our disposition of a radio station in Wichita had all occurred as of January 1, 2002; and (ii) lower by $0.8 million had we reflected the changes as of January 1, 2002 for the following significant contracts that were accounted for as separate profit centers: (A) the contract with the Seattle Mariners Baseball Club that expired at the conclusion of last year's baseball season in October 2002; (B) a joint sales agreement to sell advertising time broadcast on KING-FM, located in Seattle, Washington, that was terminated as of February 28, 2002; and (C) the amendment of an agreement this year to allow us to sell advertising associated with the Seattle Seahawks.

        The increase in station operating expenses was due to an increase in the variable expenses associated with the increase in net revenues for the reasons described above.

        Depreciation and Amortization Expenses:    Depreciation and amortization expenses increased 1.9% to $3.5 million for the three months ended March 31, 2003 from $3.4 million for the three months ended March 31, 2002. The increase was primarily a result of the depreciation and amortization associated with the acquisition of radio station assets in the Denver market during the second and third quarters of 2002 and the first quarter of 2003.

        Corporate General and Administrative Expenses:    Corporate general and administrative expenses, which includes non-cash compensation expense, increased 5.6% to $3.5 million for the three months ended March 31, 2003 from $3.4 million for the three months ended March 31, 2002. The increase was primarily due to inflation, the addition of several new staff positions and the costs associated with an increase in the number of stations owned or operated during this period as compared to the prior period, partially offset by cost containment measures. Non-cash compensation expense remained flat at $0.1 million for the three months ended March 31, 2003 and 2002.

        Operating Income:    Operating income increased 27.9% to $21.9 million for the three months ended March 31, 2003 from $17.2 million for the three months ended March 31, 2002. The increase was due to: (i) the factors described above (i.e., changes in Net Revenues, Station Operating Expenses, Depreciation and Amortization Expenses, and Corporate General and Administrative Expenses); (ii) a $1.5 million decrease in time brokerage agreement fees to $0.6 million for the three months ended March 31, 2003 from $2.1 million for the three months ended March 31, 2002, resulting from termination of time brokerage agreements upon completion of the acquisitions of our Denver radio stations; and (iii) a $0.1 million decrease incurred as a result of a loss on a sale of assets million for the three months ended March 31, 2003 from a marginal gain for the three months ended March 31, 2002.

        For the prior year, operating income would have been higher by $1.0 million if our acquisitions of radio stations in Denver and our disposition of a radio station in Wichita had all occurred as of January 1, 2002.

        Interest Expense:    Interest expense, including the financing cost of our 6.25% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES) and amortization of deferred financing costs, decreased 3.3% to $7.3 million for the three months ended March 31, 2003 from $7.5 million for the three months ended March 31, 2002. The decrease in interest expense was mainly attributable to (1) the expiration at various times during the prior year of derivatives with a total notional amount of $198.0 million designated as cash flow hedges that effectively fixed our variable rate debt between 6.0% and 6.3%; (2) the expiration this year of derivatives with a total notional amount of $35.0 million designated as cash flow hedges that effectively fixed the interest rate for our variable rate debt at 6.1%; (3) a reduction of $93.5 million in our outstanding indebtedness as of March 5, 2002 from a portion of the cash proceeds from our equity offering; and (4) an overall reduction in interest rates from the prior year period, offset by the increase in interest expense from the $150.0 million 7.625% Senior Subordinated Notes issued on March 5, 2002.

        Income Before Income Taxes and Accounting Change:    Income before income tax and accounting change increased to $15.0 million for the three months ended March 31, 2003 from $9.5 million for the three months ended March 31, 2002. The increase in income before income taxes and accounting change was mainly attributable to: (1) an improvement this year in net revenues, net of an increase in operating expenses, for the reasons described above; (2) a reduction this year in time brokerage agreement fees as a result of our acquisition of radio stations subsequent to the first quarter of last year; (3) a reduction in interest expense as a result of the factors described above under interest expense; (4) the discontinuance in the third quarter of last year of our equity investment in an Internet partnership that resulted in an equity loss from unconsolidated affiliate of $1.0 million for the three months ended March 31, 2002; offset by the decrease in net gain from derivative instruments of $0.5 million for the three months ended March 31, 2003.

        Income Taxes Before Accounting Change:    Our income taxes increased 48.1% to $5.7 million for the three months ended March 31, 2003 from $3.8 million for the three months ended March 31, 2002. This increase is a result of increased income before income taxes and accounting change. Income tax expense as a percentage of income before income taxes and accounting change was 37.8% for the three months ended March 31, 2003 as compared to 40.4% for the three months ended March 31, 2002.

        Net Income (Loss):    We had net income of $9.3 million for the three months ended March 31, 2003 in comparison to a net loss of $133.2 million for the three months ended March 31, 2002. The increase in net income is mainly attributable to the prior year's $138.9 million impairment charge, net of a deferred tax benefit of $92.6 million, under the cumulative effect of accounting change as an accumulated transition adjustment attributable to the adoption on January 1, 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets", which was offset by a $3.7 million increase in income before accounting change, for the reasons described above, net of taxes. The markets for which we recorded an impairment charge in the prior year were Buffalo, Gainesville, Greensboro, Greenville, Memphis, New Orleans, Norfolk, Rochester, Wichita and Wilkes-Barre/Scranton.

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

        Net cash flows provided by operating activities were $26.2 million and $20.2 million for the three months ended March 31, 2003 and 2002, respectively. Changes in our net cash flows provided by operating activities are primarily a result of an increase in our cash collection of advertising revenues net of station operating expenses, which are affected by the acquisition and disposition of radio stations during those periods.

        For the three months ended March 31, 2003, cash flows provided by operating activities were positively affected by: (1) an improvement in net revenues, net of station operating expenses, and (2) a decrease in outstanding accounts receivable of $15.3 million due to the seasonality of the business as first quarter net revenues are typically lower than the prior year's fourth quarter net revenues. For the three months ended March 31, 2002, cash flows were positively affected by an improvement in net revenues, net of station operating expenses and a net decrease in outstanding accounts receivable of $6.5 million, net of an increase in accounts receivable as a result of new stations owned or operated by us during this period.

        Net cash flows used in investing activities were $53.7 million and $48.1 million for the three months ended March 31, 2003 and 2002, respectively. Net cash flows used in financing activities were $13.8 million for the three months ended March 31, 2003 and net cash flows provided by financing activities were $282.4 million for the three months ended March 31, 2002. The cash flows for the three months ended March 31, 2003 reflect acquisitions of radio station assets and a reduction in outstanding indebtedness. The cash flows for the three months ended March 31, 2002 reflect acquisitions of radio station assets, payment of deposits for pending acquisitions and the consummation of debt and equity offerings, net of a reduction in outstanding indebtedness.

        On March 4, 2003, we issued a notice of our intention to redeem on April 7, 2003, all of our outstanding 6.25% Convertible Subordinated Debentures. This redemption resulted in the corresponding redemption of the TIDES issued by the Trust. Prior to the redemption, holders of 1.2 million TIDES converted their securities into 1.4 million shares of our Class A common stock. On April 7, 2003, the Trust paid $66.1 million to the TIDES holders in exchange for 1.3 million TIDES. We used $32.6 million from cash on hand and $33.5 million from our Bank Facility's Revolver to meet the cash requirements for this transaction.

        As of March 31, 2003, we had $51.3 million in cash and cash equivalents. During the three months ended March 31, 2003, we decreased our net outstanding debt by $14.2 million and we acquired radio station assets in the amount of $55.6 million. As of March 31, 2003, we had outstanding: (1) $272.2 million under our bank facility; (2) $7.7 million in letters of credit; (3) $150.0 million in senior subordinated notes; and (4) $125.0 million in 6.25% Convertible Preferred Securities, Term Income Deferrable Equity Securities (TIDES), which were in part converted into shares of our Class A common stock prior to, or otherwise redeemed on April 7, 2003 as described above. In November 2002, we repaid $14.2 million of principal under our term loan that was required to be repaid by March 31, 2003 and in March 2003, we repaid $14.2 million of principal under our term loan that was required to be repaid by June 30, 2003. As of March 31, 2003, pro forma to reflect the cash required for the TIDES redemption, we had credit available of $245.2 million under the revolving credit facility, subject to revolving commitment reductions as described below and subject to compliance with the covenants under the Bank Facility at the time of borrowing, to fund pending and future acquisitions.

        Under our universal shelf registration statement that was filed during February 2002, we may from time to time, subject to market conditions, offer and issue debentures, notes, bonds and other evidence of indebtedness in an aggregate amount up to $100.0 million and shares of our Class A common stock and/or preferred stock in an aggregate offering price of up to $43.7 million. Unless otherwise described in future prospectus supplements, we expect to use the net proceeds from any future sale of securities, if any, registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, capital expenditures, repayment or redemption of existing indebtedness, or acquisitions.

        On a continuing basis, credit rating agencies such as Moody's Investor Services and Standard and Poor's evaluate our debt. As a result of their review, our credit rating could change. Management believes that any significant downgrade in our credit rating could adversely impact our future liquidity. The effect of a change in the credit rating includes, but is not limited to, interest rate changes under any future bank facilities, debentures, notes or other types of debt.

        In addition to debt service, our principal liquidity requirements are for working capital and general corporate purposes, including capital expenditures, and, if appropriate opportunities arise, additional acquisitions. Over the past several years, we have accumulated federal and state corporate income tax net operating loss carryforwards. In the year 2003, however, we expect to pay corporate income taxes after utilizing most of our net operating loss carryovers of $19.9 million, which includes the first quarter 2003 loss of $4.6 million for tax purposes. Capital expenditures for the three months ended March 31, 2003, were $3.5 million. We estimate that capital expenditures for 2003 will be between $10.0 and $12.0 million and we anticipate that our capital expenditure needs for 2004 will not differ materially from the current year. We believe that cash on hand and cash from operating activities, together with available borrowings under the Bank Facility Revolver, should be sufficient to permit us to meet our financial obligations and fund our operations. Our ability to meet our financial obligations and fund our operations could be adversely impacted, however, by factors such as prolonged downturns in the economy, poor performance by our stations, increased competition from other media and other similar factors. In addition, we may require additional financing for future acquisitions, if any, and we cannot assure you that we will be able to obtain such financing at all or on terms considered favorable by us.

        We entered into the Bank Facility as of December 16, 1999, with a syndicate of banks for $650.0 million in senior credit consisting of (1) $325.0 million in a reducing revolving credit facility and (2) $325.0 million in a multi-draw term loan that was fully drawn as of September 29, 2000. The Bank Facility was established to: (1) refinance existing indebtedness; (2) provide working capital; and (3) fund corporate acquisitions. At our election, interest on any outstanding principal accrues at a rate based on either LIBOR plus a spread that ranges from 0.75% to 2.375% or on the prime rate plus a spread of up to 1.125%, depending on our leverage ratio. Under the Bank Facility, the reducing revolving credit facility and the multi-draw term loan mature on September 30, 2007 and reduce on a quarterly basis in amounts that vary from $12.2 million to $16.3 million for each loan. We anticipate that we will meet these quarterly debt reduction commitments through one or more of the following: (1) cash flows from operations; (2) additional permitted borrowings, if any, under the reducing revolving credit facility; (3) cash on hand; and (4) other debt or equity offerings to the extent permitted. The Bank Facility requires that we comply with certain financial covenants and leverage ratios that are defined terms within the agreement. Compliance with these requirements affects our ability to draw down under the revolver. Certain of these financial covenants and leverage ratios include but are not limited to the following: (1) total debt to operating cash flow; (2) operating cash flow to interest expense; (3) operating cash flow to pro forma debt service; and (4) operating cash flow to fixed charges. Management believes we are in compliance with all of the terms of the agreement. On March 3, 2003, we entered into an amendment with our lenders under our bank facility that permitted us to redeem the Convertible Preferred Securities, Term Income Deferrable Equity Securities ("TIDES") and modified the terms for insurance coverage.

Summary Disclosures about Contractual Obligations and Commercial Commitments

        The following table reflects a summary of our contractual obligations for the remainder of the year 2003 and thereafter:

	payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(amounts in thousands)
Contractual Obligations:
Long-term debt obligations(1)	$422,494	$28,450	$195,052	$48,792	$150,200
Operating lease obligations	52,736	5,256	20,673	11,269	15,538
Purchase obligations(2)	145,936	70,641	66,694	8,601	—
Other long-term liabilities(3)	217,706	125,000	89,504	—	3,202

Total	$838,872	$229,347	$371,923	$68,662	$168,940

(1)
(a)
Under our bank facility, the maturity on our outstanding debt of $272.2 million could be accelerated if we do not maintain certain covenants.

(b)
Under our $150.0 million 7.625% senior subordinated notes, the maturity could be accelerated if do not maintain certain covenants or could be repaid in cash by us at our option prior to the due date of the notes.

(2)
(a)
We currently have a pending acquisition to acquire a radio station for a purchase price of $25.0 million along with a letter of credit in the amount of $7.5 million, of which $25.0 million has been placed in an escrow account under a court order as described below under Part II, Item 1, Legal Proceedings.

(b)
We are obligated to provide a letter of credit in the amount of $0.2 million for a general insurance policy.

(c)
We have a contingent liability of $1.4 million to the national sales representative of the former owner of one of our markets. This obligation is the responsibility of our current national sales representative and arose in connection with our acquisition of the stations involved.

(d)
Under a partnership agreement, carried as an investment, we may be required to increase our investment by $0.5 million.

(e)
We have construction obligations outstanding in the amount of $1.8 million in connection with the relocation and consolidation of certain of our studio facilities.

(f)
In addition to the above, purchase obligations of $109.3 million include contracts for on-air personalities, sports programming rights, ratings services and television advertising.

(3)
(a)
On April 7, 2003, we redeemed all of our outstanding 6.25% Convertible Subordinated Debentures. This redemption resulted in the corresponding redemption of the TIDES issued by the Trust. Prior to the redemption, holders of 1.2 million TIDES converted their securities into 1.4 million shares of our Class A common stock. As of March 31, 2003, the amount reflected in the balance sheet was a liability of $125.0 million.

(b)
Under certain circumstances, the interest rate transaction liability of $4.2 million at March 31, 2003, could be due and payable prior to the expiration of the agreement.

(c)
We have deferred income tax liabilities of $87.3 million that are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

(d)
We have deferred rent liabilities of $1.3 million related to our recognition of escalated rents on a straight-line basis over the term of the lease agreements.

Off-Balance Sheet Arrangements

        As of March 31, 2003, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

        In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which requires all variable interest entities to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. The Company does not have any such variable interest entities as of March 31, 2003.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. Management is currently reviewing the applicability of SFAS No. 149 on our financial position, cash flows or results of operations.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the amount of reported revenues and expenses during the reporting period. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different circumstances or using different assumptions.

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

Radio Broadcasting Licenses and Goodwill

        We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of March 31, 2003 we had recorded approximately $1.3 billion in radio broadcasting licenses and goodwill, which represented approximately 82% of our total assets. In assessing the recoverability of these assets, we must conduct annual impairment testing required by SFAS No. 142 and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value. We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets and our estimate of the value contains assumptions based on past experiences and judgments about future performance of our stations. Changes in our estimates of the fair value of these assets could result in future period write downs in the carrying value of our broadcasting licenses and goodwill assets.

Contingencies and Litigation

        On an on-going basis, we evaluate our exposure related to contingencies and litigation and record a liability when available information indicates that a liability is probable and estimable. We also disclose significant matters that are reasonably possible to result in a loss or are probable but not estimable.

Estimation of Effective Tax Rates And Tax Contingencies

        We evaluate our effective tax rates regularly and adjust rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which we operate, among other factors. Certain of our deferred tax assets are comprised of loss carryforwards for federal and state income tax filing purposes for which recovery is dependent on the amount and timing of taxable income we ultimately generate in the future, as well as other factors. We could recognize no benefit from our deferred tax assets or we could recognize the maximum benefit which is in accordance with our current estimate. Also, tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. Our estimate of the value of our tax contingencies contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk from changes in interest rates on our variable rate bank facility. Under certain bank facility covenants that are measured periodically, we may be required from time to time to protect ourselves from interest rate fluctuations through the use of derivative rate hedging instruments. If the borrowing rates under LIBOR were to increase 1% above the current rates as of March 31, 2003, our interest expense under our bank facility would increase approximately $2.4 million on an annual basis, including any interest expense associated with the use of derivative rate hedging instruments as described below.

        As of March 31, 2003, we had a derivative rate hedging transaction in place for a notional amount of $30.0 million that effectively fixes LIBOR at 5.8% and expires in 2008. The fair value of the rate hedging transaction at March 31, 2003, based upon current market rates, is included as derivative instruments in other long-term liabilities according to the maturity date of the instrument. Our rate hedging transaction is tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The fair value of the hedging transaction is affected by a combination of several factors, including the change in the three-month LIBOR rate and the forward interest rate to maturity. Any increase in the three-month LIBOR rate and/or the forward interest rate to maturity results in a more favorable valuation, while any decrease in the three-month LIBOR rate and/or forward interest rate to maturity results in a less favorable valuation. The decrease in the liability for the fair value of the instrument as of March 31, 2003, was due primarily to: (1) an increase in the forward interest rate to maturity, offset by a marginal decrease in LIBOR rates and (2) the expiration during the three months ended March 31, 2003 of a rate hedging transaction for a notional amount of $35.0 million.

        Our credit exposure under this agreement or similar agreements we may enter into in the future, is the cost of replacing an agreement in the event of non-performance by our counter-party. To minimize this risk, we select high credit quality counter-parties. We do not anticipate nonperformance by such counter-parties, and no material loss would be expected in the event of the counter-parties' nonperformance.

        Our credit exposure related to our cash equivalents is limited to money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities.

        See also additional disclosures regarding "Liquidity and Capital Resources" made under Item 2 above.

ITEM 4. Controls and Procedures

Evaluation of Controls and Procedures

        (a)   The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q (the "Evaluation Date"), our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

        We entered into a preliminary agreement on February 6, 1996, to acquire the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation ("Royce"), subject to approval by the FCC, for a purchase price of $25.0 million. Notwithstanding our efforts to pursue this transaction, Royce has been non-responsive. On July 28, 1999, we commenced a legal action seeking to enforce this agreement. After a trial in November 2001, the California Superior Court ruled that the 1996 agreement was enforceable and that the court would order specific performance of the agreement to sell KWOD and on April 30, 2002 the Court issued an Interlocutory Judgment ordering, among other things that Royce complete such sale in exchange for the $25.0 million purchase price, less the amount of our damages to be determined by the court. We placed $25.0 million in cash and a $7.5 million irrevocable standby letter of credit in an escrow account pending the sale of the KWOD assets. On May 5, 2003 the California Court of Appeals affirmed in full the Judgment of the Superior Court and on May 12, 2003 the FCC issued its consent to the transfer of the license. We estimate that the impact of an unfavorable outcome will not materially impact our financial position, results of operations or cash flows. We anticipate completing this transaction in the near future but cannot be assured if and when the transaction might be completed.

        In October 1999, The Radio Music License Committee, of which we are a participant, filed a motion in the New York courts against Broadcast Music, Inc. commencing a rate-making proceeding, on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees. The trial of the rate court proceeding has been adjourned as RMLC and BMI are engaged in settlement discussions, with the outcome of this matter undetermined at this time. The RMLC is also currently in negotiations with the American Society of Composers, Authors and Publishers ("ASCAP") on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees. We are currently operating under interim license agreements with BMI and ASCAP for the periods commencing January 1, 1997 and January 1, 2001, respectively, at the rates and terms reflected in prior agreements. We estimate that an unfavorable outcome of the motion against BMI or the current negotiations with ASCAP will not materially impact our financial position, results of operations or cash flows.

ITEM 2. Changes in Securities and Use of Proceeds

        None to report.

ITEM 3. Defaults Upon Senior Securities

        None to report.

ITEM 4. Submission of Matters to a Vote of Security Holders

        None to report.

ITEM 5. Other Information

        None to report.

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp.(1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp.(2) (Originally filed as Exhibit 3.02)
4.01	Indenture for the Convertible Subordinated Debentures due 2014 between Entercom Communications Corp., as issuer, and Wilmington Trust Company, as indenture trustee.(3)
4.02	Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee.(2) (Originally filed as Exhibit 4.02)
4.03	First Supplemental Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee.(2) (Originally filed as Exhibit 4.03)
10.01	Option Agreement, dated as of December 24, 2001 among Entercom Communications Corp., Entercom Denver LLC, Entercom Denver License LLC, Tribune Denver Radio, Inc. and Tribune Broadcasting Company.(4) (Originally filed as Exhibit 10.01)
10.02	First Amendment to Option Agreement, dated as of May 8, 2002 among Entercom Communications Corp., Entercom Denver LLC, Entercom Denver License LLC, Tribune Denver Radio, Inc. and Tribune Broadcasting Company.(4) (Originally filed as Exhibit 10.02)
10.03	Second Amendment to Option Agreement, dated as of July 24, 2002 among Entercom Communications Corp., Entercom Denver LLC, Entercom Denver License LLC, Tribune Denver Radio, Inc. and Tribune Broadcasting Company.(4) (Originally filed as Exhibit 10.03)
10.04	Credit Agreement, dated as of December 16, 1999, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital Inc., as Administrative Agent and Co-Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein.(5)
10.05	First Amendment to Credit Agreement, dated as of May 31, 2001, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital, Inc., as Administrative Agent, and Co-Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein.(6)
10.06	Second Amendment to the Credit Agreement, dated as of February 6, 2002, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital, Inc., as Administrative Agent, and Co-Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein.(7)
10.07	Third Amendment to the Credit Agreement, dated as of March 3, 2003, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital, Inc., as Administrative Agent, and Co-Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein.(8)
99.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.(8)(9)
99.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.(8)(9)

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

(5)
Incorporated by reference to Exhibit 10.01 of our Current Report on Form 8-K, as filed on December 23, 1999.

(6)
Incorporated by reference to Exhibit 10.07 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, as filed on August 13, 2001.

(7)
Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on February 11, 2002.

(8)
Filed herewith.

(9)
In accordance with guidance from the Securities and Exchange Commission in Release numbers 33-8212 and 34-47551, we are submitting its Section 906 Certifications as Exhibits 99.1 and 99.2 to this Quarterly Report on Form 10-Q. Consistent with such guidance, these exhibits are submitted as "accompanying" this Quarterly Report on Form 10-Q and shall not be deemed to be "filed" as part of such Quarterly Report on Form 10-Q.

(b)
Reports on Form 8-K

        On March 24, 2003, we filed an 8-K to announce the completion of our previously announced acquisition of one radio station in the Denver, Colorado radio market (KQMT-FM) from Tribune Broadcasting Company for $55 million.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP. (Registrant)
Date: May 14, 2003	/s/ DAVID J. FIELD Name: David J. Field Title: President and Chief Executive Officer (principal executive officer)
Date: May 14, 2003	/s/ STEPHEN F. FISHER Name: Stephen F. Fisher Title: Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

CERTIFICATIONS

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

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)     Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

By:	/s/ DAVID J. FIELD
Name:	David J. Field
Title:	President and Chief Executive Officer (principal executive officer)

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

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)     Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

By:	/s/ STEPHEN F. FISHER
Name:	Stephen F. Fisher
Title:	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp.(1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp.(2) (Originally filed as Exhibit 3.02)
4.01	Indenture for the Convertible Subordinated Debentures due 2014 between Entercom Communications Corp., as issuer, and Wilmington Trust Company, as indenture trustee.(3)
4.02	Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee.(2) (Originally filed as Exhibit 4.02)
4.03	First Supplemental Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee.(2) (Originally filed as Exhibit 4.03)
10.01	Option Agreement, dated as of December 24, 2001 among Entercom Communications Corp., Entercom Denver LLC, Entercom Denver License LLC, Tribune Denver Radio, Inc. and Tribune Broadcasting Company.(4) (Originally filed as Exhibit 10.01)
10.02	First Amendment to Option Agreement, dated as of May 8, 2002 among Entercom Communications Corp., Entercom Denver LLC, Entercom Denver License LLC, Tribune Denver Radio, Inc. and Tribune Broadcasting Company.(4) (Originally filed as Exhibit 10.02)
10.03	Second Amendment to Option Agreement, dated as of July 24, 2002 among Entercom Communications Corp., Entercom Denver LLC, Entercom Denver License LLC, Tribune Denver Radio, Inc. and Tribune Broadcasting Company.(4) (Originally filed as Exhibit 10.03)
10.04	Credit Agreement, dated as of December 16, 1999, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital Inc., as Administrative Agent and Co-Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein.(5)
10.05	First Amendment to Credit Agreement, dated as of May 31, 2001, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital, Inc., as Administrative Agent, and Co-Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein.(6)
10.06	Second Amendment to the Credit Agreement, dated as of February 6, 2002, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital, Inc., as Administrative Agent, and Co-Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein.(7)
10.07	Third Amendment to the Credit Agreement, dated as of March 3, 2003, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital, Inc., as Administrative Agent, and Co-Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein.(8)
99.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.(8)(9)
99.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.(8)(9)

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

(5)
Incorporated by reference to Exhibit 10.01 of our Current Report on Form 8-K, as filed on December 23, 1999.

(6)
Incorporated by reference to Exhibit 10.07 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, as filed on August 13, 2001.

(7)
Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on February 11, 2002.

(8)
Filed herewith.

(9)
In accordance with guidance from the Securities and Exchange Commission in Release numbers 33-8212 and 34-47551, we are submitting its Section 906 Certifications as Exhibits 99.1 and 99.2 to this Quarterly Report on Form 10-Q. Consistent with such guidance, these exhibits are submitted as "accompanying" this Quarterly Report on Form 10-Q and shall not be deemed to be "filed" as part of such Quarterly Report on Form 10-Q.

QuickLinks

ENTERCOM COMMUNICATIONS CORP. INDEX
PART I FINANCIAL INFORMATION
  ITEM 1. Financial Information
ENTERCOM COMMUNICATIONS CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2002 AND 2003
Condensed Balance Sheets as of December 31, 2002 (amounts in thousands)
Condensed Balance Sheets as of March 31, 2003 (amounts in thousands)
Statements of Operations for the Three Months Ended March 31, 2002 (amounts in thousands)
Statements of Operations for the Three Months Ended March 31, 2003 (amounts in thousands)
Condensed Statements of Cash Flows for the Three Months Ended March 31, 2002 (amounts in thousands)
Condensed Statements of Cash Flows for the Three Months Ended March 31, 2003 (amounts in thousands)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4. Controls and Procedures
PART II OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities and Use of Proceeds
  ITEM 3. Defaults Upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER
CERTIFICATION OF EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
EXHIBIT INDEX