Form 10-Q
period 2003-06-30
ENTERCOM COMMUNICATIONS CORP
filed 2003-08-08
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

Class A Common Stock,  $.01 par value – 42,028,522 Shares Outstanding as of August 4, 2003

Class B Common Stock,  $.01 par value – 9,311,805 Shares Outstanding as of August 4, 2003

ENTERCOM COMMUNICATIONS CORP.

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

i

PART I

FINANCIAL INFORMATION

ITEM 1.                             Financial Information

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND JUNE 30, 2003

(amounts in thousands)

(unaudited)

ASSETS

	DECEMBER 31, 2002	JUNE 30, 2003
CURRENT ASSETS:
Cash and cash equivalents	$92,593	$12,315
Accounts receivable, net of allowance for doubtful accounts	80,014	82,008
Prepaid expenses and deposits	5,508	6,575
Prepaid and refundable income taxes	894	836
Deferred tax assets	8,430	8,762
Total current assets	187,439	110,496

INVESTMENTS	9,396	10,346

PROPERTY AND EQUIPMENT:
Land, land easements and land improvements	11,681	11,738
Building	11,382	13,078
Equipment	89,553	94,037
Furniture and fixtures	13,455	14,087
Leasehold improvements	13,740	15,666
	139,811	148,606
Accumulated depreciation and amortization	(49,417)	(55,148)
	90,394	93,458
Capital improvements in progress	3,544	3,315
Net property and equipment	93,938	96,773

RADIO BROADCASTING LICENSES - Net	1,101,228	1,165,556

GOODWILL - Net	129,964	143,458

DEFERRED CHARGES AND OTHER ASSETS - Net	46,565	15,160

TOTAL	$1,568,530	$1,541,789

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND JUNE 30, 2003

(amounts in thousands)

(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	DECEMBER 31, 2002	JUNE 30, 2003
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,625	$13,609
Accrued liabilities:
Salaries	7,949	7,372
Interest	4,213	4,100
Advertiser obligations and commissions	2,818	2,570
Other	3,372	3,402
Derivative instruments	384	—
Current portion of long-term debt	42,671	60,953
Total current liabilities	73,032	92,006

SENIOR DEBT	244,044	214,036

7.625% SENIOR SUBORDINATED NOTES	150,000	150,000

COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY HOLDING SOLELY CONVERTIBLE DEBENTURES OF THE COMPANY (“TIDES”)	125,000	—

OTHER LONG-TERM LIABILITIES:
Deferred tax liabilities	80,522	97,826
Derivative instruments	4,275	4,611
Deferred rent	1,152	1,484
Total other long-term liabilities	85,949	103,921
Total liabilities	678,025	559,963

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Additional paid-in capital and other capital accounts	967,428	1,029,785
Accumulated deficit	(77,634)	(49,170)
Accumulated other comprehensive income	711	1,211
Total shareholders’ equity	890,505	981,826

TOTAL	$1,568,530	$1,541,789

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 AND 2003

(amounts in thousands, except share and per share data)

(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2002	2003

NET REVENUES	$182,648	$188,627

OPERATING EXPENSES (INCOME):
Station operating expenses	108,822	111,128
Depreciation and amortization	7,326	7,296
Corporate general and administrative expenses	7,267	7,263
Time brokerage agreement fees	5,365	702
Net (gain) loss on sale of assets	(11)	178
Total operating expenses	128,769	126,567
OPERATING INCOME	53,879	62,060

OTHER EXPENSE (INCOME):
Interest expense, including amortization of deferred financing costs of $569 in 2002 and $565 in 2003	12,644	10,595
Financing cost of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding solely convertible debentures of the Company	3,906	2,020
Interest income	(1,111)	(389)
Loss on extinguishment of debt	—	3,795
Equity loss from unconsolidated affiliate	1,805	—
Net loss on derivative instruments	442	335
TOTAL OTHER EXPENSE	17,686	16,356

INCOME BEFORE INCOME TAXES AND ACCOUNTING CHANGE	36,193	45,704
INCOME TAXES	14,560	17,240

INCOME BEFORE ACCOUNTING CHANGE	21,633	28,464
Cumulative effect of accounting change, net of taxes of $92,584 in 2002	(138,876)	—

NET (LOSS) INCOME	$(117,243)	$28,464

NET (LOSS) INCOME PER SHARE - BASIC:
Income before accounting change	$0.45	$0.56
Cumulative effect of accounting change, net of taxes	(2.89)	—
NET (LOSS) INCOME PER SHARE - BASIC	$(2.44)	$0.56

NET (LOSS) INCOME PER SHARE - DILUTED:
Income before accounting change	$0.44	$0.56
Cumulative effect of accounting change, net of taxes	(2.83)	—
NET (LOSS) INCOME PER SHARE - DILUTED	$(2.39)	$0.56

WEIGHTED AVERAGE SHARES:
Basic	48,104,144	50,543,069
Diluted	49,137,951	51,200,100

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND 2003

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED JUNE 30,
	2002	2003

NET REVENUES	$108,489	$107,632

OPERATING EXPENSES (INCOME):
Station operating expenses	60,663	59,748
Depreciation and amortization	3,935	3,839
Corporate general and administrative expenses	3,916	3,726
Time brokerage agreement fees	3,249	100
Net (gain) loss on sale of assets	(2)	102
Total operating expenses	71,761	67,515
OPERATING INCOME	36,728	40,117

OTHER EXPENSE (INCOME):
Interest expense, including amortization of deferred financing costs of $319 in 2002 and $245 in 2003	7,056	5,258
Financing cost of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding solely convertible debentures of the Company	1,953	67
Interest income	(849)	(99)
Loss on extinguishment of debt	—	3,795
Equity loss from unconsolidated affiliate	831	—
Net loss on derivative instruments	1,049	400
TOTAL OTHER EXPENSE	10,040	9,421

INCOME BEFORE INCOME TAXES	26,688	30,696

INCOME TAXES	10,723	11,556

NET INCOME	$15,965	$19,140

NET INCOME PER SHARE - BASIC	$0.32	$0.37
NET INCOME PER SHARE - DILUTED	$0.32	$0.37

WEIGHTED AVERAGE SHARES:
Basic	49,616,205	51,209,316
Diluted	50,649,516	51,930,783

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

SIX MONTHS ENDED JUNE 30, 2002 AND 2003

(amounts in thousands)

(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2002	2003

NET (LOSS) INCOME	$(117,243)	$28,464

OTHER COMPREHENSIVE INCOME , NET OF TAX PROVISION:
Unrealized gain on investments, net of tax provision of $193 in 2002 and $286 in 2003	289	476
Unrealized net gain on hedged derivatives, net of tax provision of $1,647 in 2002 and $15 in 2003	2,470	25

COMPREHENSIVE INCOME (LOSS)	$(114,484)	$28,965

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2002 AND 2003

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED JUNE 30,
	2002	2003

NET INCOME	$15,965	$19,140

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX BENEFIT OR PROVISION:
Unrealized gain (loss) on investments, net of tax benefit of $447 in 2002 and a tax provision of $913 in 2003	(671)	1,521
Unrealized net gain on hedged derivatives, net of tax provision of $360 in 2002	540	—

COMPREHENSIVE INCOME	$15,834	$20,661

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2002 AND 2003

(amounts in thousands)

(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2002	2003

OPERATING ACTIVITIES:
Net (loss) income	$(117,243)	$28,464
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,326	7,296
Amortization of deferred financing costs	569	565
Deferred taxes	13,962	17,240
Tax benefit on exercise of options	4,512	502
Provision for bad debts	1,657	1,684
(Gain) loss on dispositions and exchanges of assets	(11)	178
Non-cash stock-based compensation expense	916	211
Equity loss from unconsolidated affiliate	1,805	—
Net loss on derivative instruments	442	335
Cumulative effect of accounting change, net of tax	138,876	—
Deferred rent	132	332
Loss on extinguishment of debt	—	3,795
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
Accounts receivable	(18,785)	(3,678)
Prepaid expenses and deposits	(1,725)	(1,067)
Prepaid and refundable income taxes	—	58
Accounts payable and accrued liabilities	5,770	163
Net cash provided by operating activities	38,203	56,078

INVESTING ACTIVITIES:
Additions to property and equipment	(3,477)	(8,428)
Proceeds from sale of property, equipment, intangibles and other assets	11	90
Purchases of radio station assets	(109,010)	(79,181)
Deferred charges and other assets	(179)	(53)
Purchases of investments	(10)	(189)
Proceeds from investments	132	—
Station acquisition deposits and costs	(43,148)	26,788
Net cash used in investing activities	(155,681)	(60,973)

FINANCING ACTIVITIES:
Proceeds from senior subordinated debt offering	150,000	—
Net proceeds from stock offering	196,413	—
Proceeds from issuance of long-term debt	45,500	93,000
Deferred financing expenses related to bank facility and senior subordinated debt	(4,643)	—
Payments of long-term debt	(108,507)	(104,726)
Payments upon redemption of TIDES	—	(66,079)
Proceeds from issuance of stock under the employee stock plan	331	321
Proceeds from the exercise of stock options	10,001	2,101
Net cash provided by (used in) financing activities	289,095	(75,383)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	171,617	(80,278)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,751	92,593
CASH AND CASH EQUIVALENTS, END OF PERIOD	$182,368	$12,315

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2002 AND 2003

(amounts in thousands, except share data)

(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2002	2003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,721	$10,455
Interest on TIDES	$1,953	$2,020
Income taxes paid	$—	$10

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES -

In connection with the issuance of certain awards of Restricted Stock for 18,148 shares of Class A Common Stock for the six months ended June 30, 2003, the Company increased its additional paid-in-capital by $823 for the six months ended June 30, 2003.

In connection with the exchange of radio station assets, the non-cash portion of assets recorded was $300 for the six months ended June 30, 2003.

Prior to the redemption on April 7, 2003 of the remaining 1,281,526 TIDES for $66,079 in cash, the Company recorded a non-cash transaction as an increase of $60,924 to paid-in-capital as 1,218,474 TIDES holders converted their shares into 1,384,668 shares of Class A Common Stock. The Company also reduced paid-in-capital for the pro rata amount of unamortized deferred financing costs of $1,703 related to the conversion of the TIDES.

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2002 AND 2003

1.                                      BASIS OF PRESENTATION

The condensed consolidated interim unaudited financial statements included herein have been prepared by Entercom Communications Corp. and its subsidiaries (collectively, the “Company”) in accordance with (1) generally accepted accounting principles for interim financial information and (2) the instructions of the Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The Company’s results are subject to seasonal fluctuations and therefore, the results shown on an interim basis are not necessarily indicative of results for a full year.

This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements as of and for the year ended December 31, 2002, and filed with the SEC on February 28, 2003, as part of the Company’s Form 10-K.

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

Use of Estimates

The Company makes estimates and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes.  For example, the Company uses estimates for reserves to determine the collectibility of accounts receivable and to determine the value of deferred tax assets and liabilities and contingencies and litigation.  The Company uses estimates to determine the remaining economic lives and carrying values of property and equipment and other definite-lived intangible assets.  The Company estimates the fair value of the Company’s radio broadcasting licenses and goodwill for purposes of testing for impairment.  The Company also uses assumptions when employing the Black-Scholes valuation model to estimate the fair value of stock options granted for pro forma disclosures (see Note 2).  Despite the Company’s intention to establish accurate estimates and assumptions, actual results may differ from the Company’s estimates.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued the Statement of Financial Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” that applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset.  Under SFAS No. 143, guidance is provided on measuring and recording the liability.  Adoption of SFAS No. 143 by the Company was effective on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position, cash flows or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of SFAS No. 4, SFAS No. 64,

“Extinguishments of Debt to Satisfy Sinking-Fund Requirements.”  SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  In the past, the Company has reflected losses from extinguishments of debt as extraordinary items.  Under SFAS No. 145, debt extinguishments are often routine, recurring transactions and in most circumstances would require treatment other than as an extraordinary item.  Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board (“APB”) Opinion No. 30 for classification as an extraordinary item shall be reclassified. Adoption of SFAS No. 145 by the Company was effective on January 1, 2003. During the second quarter of 2003, the Company redeemed the remaining Convertible Preferred Securities, Term Income Deferrable Equity Securities and recorded a loss on extinguishment of debt of $3.8 million to the statement of operations for the six and three months ended June 30, 2003 (see Note 8). Under the provisions of SFAS No. 145, the Company did not record this loss as an extraordinary expense. The adoption of SFAS No. 145 did not have a material impact on the Company’s financial position, cash flows or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured at fair value only when the liability is incurred.  Adoption of SFAS No. 146 by the Company was effective on January 1, 2003 and was not retroactive to prior years. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position, cash flows or results of operations.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45 entitled “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which provides for an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FIN 34.  This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued.  This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  Adoption of FIN 45 by the Company was effective on January 1, 2003 and will be applied prospectively to all guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial position, cash flows or results of operations (see Note 10 for further discussion).

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” that amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.  Adoption of SFAS No. 148 by the Company was effective on January 1, 2003.  The Company currently accounts for stock-based compensation plans under APB No. 25 for employees and under SFAS No. 123 for non-employees.  The Company believes that the adoption of SFAS No. 148 did not have a material impact on the Company’s financial position, cash flows or results of operations as management does not anticipate changing the Company’s method to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which requires all variable interest entities to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. A variable interest entity is an entity where the primary beneficiary’s interest in the entity can change with changes in factors other than the amount of investment in the entity. The interpretation also expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority.  The disclosure requirements of FIN 46 are effective for all financial statements issued after January 31, 2003.  The consolidation requirements of FIN 46 are effective July 1, 2003. The Company did not have any interest in such variable interest entities as of June 30, 2003 and accordingly, the adoption of FIN 46 did not have a material impact on the Company’s financial position, cash flows or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company believes that based upon the Company’s current derivative position, the adoption of SFAS No. 149 will not have a material impact on the Company’s financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheet.  SFAS No. 150 affects an entity’s classification of the mandatorily redeemable instruments, financial instruments to repurchase an entity’s own equity instruments and financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based entirely on a fixed monetary amount known at inception or something other than changes in its own equity instruments. Adoption of SFAS No. 150 by the Company was effective as of June 30, 2003. Under the provisions of SFAS No. 150, the Company reclassified the 6.25% Convertible Preferred Securities, Term Income Deferrable Equity Securities (TIDES), to the liability section of the balance sheet in the prior year (see Note 8 on the redemption of the TIDES in the second quarter of 2003). The Company believes that the adoption of SFAS No. 150 did not have a material impact on the Company’s financial position, cash flows or results of operations.

2.                                      INCENTIVE STOCK-BASED COMPENSATION

The Company accounts for its incentive stock-based compensation under the intrinsic value method in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” as interpreted by FIN 44, “Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25.”  The Company presents the pro forma disclosures required by SFAS No. 123 “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” and related Interpretations.  SFAS No. 123 requires disclosure of the pro forma effects on net income and net income per share had the fair value recognition provisions of SFAS No. 123 been adopted.  SFAS No. 123 permits the use of either a fair value based method or the intrinsic value method to measure the expense associated with stock-based compensation arrangements.

To determine the pro forma impact, the Company has employed the widely-used Black-Scholes model to estimate the fair value of options granted.  This valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  This model also requires the input of highly subjective assumptions including the expected stock price volatility. The Company’s outstanding stock options have characteristics significantly different from those of traded options, and since changes in the subjective input assumptions can materially affect this estimate, the Company believes the Black-Scholes model should not be used as the only measure of the fair value of the Company’s stock options.

The weighted average fair value of each option granted under the various stock option plans for the six months ended June 30, 2002 and 2003 was $24.29 and $18.78 respectively, and for the three months ended June 30, 2002 and 2003 was $26.04 and $19.79 respectively.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months and Three Months Ended June 30,
	2002	2003
Expected life (years)	5.00	5.00
Expected volatility factor	0.53	0.44
Risk-free interest rate (%)	4.40	2.76
Expected dividend yield (%)	—	—

In accordance with the interim disclosure provisions of SFAS No. 148, the following table presents the pro forma effect on our net income (loss) had compensation expense under the Equity Compensation Plan (see Note 3) been recorded for the six months and three months ended June 30, 2002 and 2003, as determined under the fair value method:

	Six Months Ended June 30,
	2002	2003
	(amount in thousands, except per share data) (unaudited)

Income before accounting change	$21,633	$28,464
Cumulative effect of accounting change, net of taxes of $92,584 in 2002	(138,876)	—
Net income (loss) - as reported	(117,243)	28,464
Add: Compensation expense included in net income (loss), net of taxes of $340 and $14 in 2002 and 2003, respectively	510	23
Subtract: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes of $4,460 and $4,622 in 2002 and 2003, respectively	6,690	7,703
Net income (loss) - pro forma	$(123,423)	$20,784
Basic net income (loss) per share - as reported	$(2.44)	$0.56
Basic net income (loss) per share - pro forma	$(2.57)	$0.41
Diluted net income (loss) per share - as reported	$(2.39)	$0.56
Diluted net income (loss) per share - pro forma	$(2.51)	$0.41

	Three Months Ended June 30,
	2002	2003
	(amount in thousands, except per share data) (unaudited)

Net income - as reported	$15,965	$19,140
Add: Compensation expense included in net income, net of taxes of $299 and $7 in 2002 and 2003, respectively	448	11
Subtract: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes of $2,381 and $2,477 in 2002 and 2003, respectively	3,572	4,129
Net income - pro forma	$12,841	$15,022
Basic net income per share - as reported	$0.32	$0.37
Basic net income per share - pro forma	$0.26	$0.29
Diluted net income per share - as reported	$0.32	$0.37
Diluted net income per share - pro forma	$0.25	$0.29

3.                                      STOCK OPTIONS AND RESTRICTED STOCK

On June 24, 1998, the Company adopted its 1998 Equity Compensation Plan (“Plan”).  The Plan allows officers (including those also serving as directors) and other employees, non-employee directors and key advisors and consultants, selected by a Committee of Board of Directors, to receive incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights in the Common Stock of the Company.  The restricted stock that has been issued vests over periods that vary up to four years.  The options that have been issued vest over a four-year period and expire ten years from the date of grant.  The Company has reserved 2.5 million shares plus 10% of the combined classes of Common Stock outstanding at the time of grant for issuance under the Plan. The Company recognized non-cash compensation expense (1) for the granting of restricted stock and (2) for options granted where the option price is less than the market value of shares on the grant date, for options issued to non-employees, for performance based options and for options where the exercise period was extended for certain members of our Board of Directors who retired on May 2, 2002.

During the six months ended June 30, 2002 and 2003, the Company issued non-qualified options to purchase 1,162,432 shares and 1,283,916 shares, respectively, of its Class A Common Stock at prices per share ranging from $48.00 to $57.15 and $44.02 to $51.01, respectively. All of the options become exercisable over a four-year period.  The Company recognized non-cash stock-based compensation expense in the amount of $852,000 and $37,000 for the six months ended June 30, 2002 and 2003, respectively, and $750,000 and $18,000 for the three months ended June 30, 2002 and 2003, respectively.

During the six months ended June 30, 2003, the Company issued 18,148 shares of Restricted Stock and increased its additional paid-in-capital by $0.8 million.  The shares of Restricted Stock vest over periods that range from one to four years. In connection with awards of Restricted Stock, the Company recognized non-cash stock-based compensation expense in the amount of $64,000 and $174,000 for the six months ended June 30, 2002 and 2003, respectively, and $32,000 and $100,000 for the three months ended June 30, 2002 and 2003, respectively.

4.                                      INTANGIBLE ASSETS AND GOODWILL

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and certain intangible assets not be amortized.  Instead, these assets are reviewed at least annually for impairment and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company determined that broadcasting licenses, which previously had been amortized over the maximum period allowed of 40 years, were deemed to have indefinite useful lives. Adoption of SFAS No. 142 had the impact of eliminating the Company’s non-cash amortization expense for goodwill and broadcasting licenses.

Indefinite-Lived Intangibles

For the Six Months Ended June 30, 2002

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

For the Six Months Ended June 30, 2003

SFAS No. 142 requires the Company to test broadcasting licenses on an annual basis and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of broadcasting licenses below the amount reflected in the balance sheet.  During the first quarter of 2003, the Company completed the non-amortizing intangible asset impairment test for broadcasting licenses and determined that the fair value of the broadcasting licenses was equal to or greater than the amount reflected in the balance sheet for each of the markets tested and accordingly, no impairment was recorded. If actual market conditions are less favorable than those projected by the industry or the Company, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s broadcasting licenses below the amount reflected in the balance sheet, the Company may be required to recognize additional impairment charges. The amount of unamortized broadcasting licenses reflected in the balance sheet as of June 30, 2003 was $1.2 billion.

Goodwill

For the Six Months Ended June 30, 2002

During the second quarter of 2002, the Company completed the transitional assessment of goodwill as required by SFAS No. 142 and compared the fair value of each market to the amount reflected in the balance sheet for each market.  The Company determined that the carrying amount of goodwill for each of the Company’s markets did not exceed the fair value.  The fair value was determined by using either an income or market approach for each market cluster.  The market approach compared recent sales and offering prices of similar properties.  The income approach used the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.  If the fair value for any market was less than the amount reflected in the balance sheet, an indication would have existed that the amount of goodwill attributed to a market may be impaired and the Company would have been required to perform a second step of the transitional impairment test.  In the second step, the Company compares the implied fair value of the market’s goodwill, determined by allocating the market’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to the amount reflected in the balance sheet.  Since the second step was not required by the Company in 2002, the Company did not record a goodwill impairment charge in 2002.

For the Six Months Ended June 30, 2003

SFAS No. 142 requires the Company to test goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of goodwill below the amount reflected in the balance sheet.  The Company performed its annual impairment test during the second quarter of 2003 by comparing the fair value for each market with the amount reflected on the balance sheet. To determine the fair value, the Company used an income or market approach, which was consistent with the methodology used in the prior year. Since the fair value of goodwill for each market was not less than the amount reflected in the balance sheet, no impairment was recorded. If actual market conditions are less favorable than those projected by the industry or the Company, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to recognize additional impairment charges.  The amount of goodwill reflected in the balance sheet as of June 30, 2003 was $143.5 million.

The changes in the carrying amount of goodwill, in thousands, for the six months ended June 30, 2003 are as follows:

Balance as of December 31, 2002	$129,964
Goodwill acquired during the period	9,074
Balance as of March 31, 2003	139,038
Goodwill acquired during the period	$4,420
Balance as of June 30, 2003	$143,458

Definite-Lived Intangibles

Effective January 1, 2002, the Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” that addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it removes certain assets such as deferred tax assets, goodwill and intangible assets not being amortized from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on long-lived assets held for use.  SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business.  SFAS No. 144 retains, however, the requirement in APB Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position, cash flows or results of operations.

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, and acquired advertising contracts that are amortized in accordance with SFAS No. 142.  These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows.  The amounts of the amortization expense for definite-lived intangible assets were $695,000 and $391,000 for the six months ended June 30, 2002 and 2003, respectively, and $669,000 and $370,000 for the three months ended June 30, 2002 and 2003, respectively.  As of June 30, 2003, the Company reflected $0.2 million in unamortized definite-lived assets, which amounts are included in deferred charges and other assets on the balance sheet.

The following table presents the Company’s estimate of amortization expense, in thousands, for each of the succeeding years ending December 31, for definite-lived assets:

Definitive- Lived Assets
Years ending December 31,
2003 (excludes the six months ended June 30, 2003)	$58,145
2004	102,337
2005	64,282
2006	4,824
2007	—
Thereafter	—
Total	$229,588

5.                                      ACQUISITIONS AND UNAUDITED PRO FORMA SUMMARY

Acquisitions for the Six Months Ended June 30, 2003

On March 5, 2003, the Company completed a transaction with Washington Interstate Broadcasting Co., Inc. (“Interstate”) to exchange certain assets primarily consisting of the broadcast licenses used in the operation of radio stations serving the Longview, Washington radio market.  Interstate provided KUKN-FM’s license to the Company in exchange for KLYK-FM’s license and $0.5 million in cash.  Each party to the transaction retained its own call letters, programming format and studio and office property and equipment.  The transaction was accounted for as a monetary transaction due to the significance of cash included in the exchange.  The assets received were recorded at fair value and the Company recognized a loss of $0.2 million on the assets relinquished. The completion of this transaction facilitated the improvement by the Company in the signal strength and coverage area for a Company owned FM radio station located in a nearby market.

For this transaction, the aggregate purchase price, including transaction costs of $0.1 million, was allocated as follows and is based upon information available at this time and is subject to change:

(amounts in thousands)
Asset Description	Amount	Asset Lives
Equipment	$19	5 to 15 years
Total tangible assets	19

Broadcasting licenses	849	non-amortizing
Total intangible assets	849

Total purchase price	$868

On March 21, 2003, the Company acquired from Tribune Denver Radio, Inc. and Tribune Broadcasting Company (“Tribune”) the assets of KQMT-FM (formerly KKHK-FM) serving the Denver, Colorado radio market for a purchase price of $55.0 million in cash.  The source of the funds used to complete this transaction was as follows: (1) $49.5 million was paid from cash on hand and (2) $5.5 million of the purchase price was applied against an $18.0 million deposit made on January 2, 2002.  The Company recorded $9.2 million of goodwill, which amount is fully deductible for income tax purposes.  The Company anticipates that the addition of KQMT-FM and its position in the market, to the acquisition of previously acquired Denver radio stations, will allow the Company to compete more effectively by increasing the Company’s share of market revenues.  With this acquisition, the Company completed the December 24, 2001 Option Agreement with Tribune to acquire the assets of KOSI-FM, KQMT-FM and KEZW-AM serving the Denver, Colorado radio market for an aggregate purchase price of $180.0 million in cash.  A time brokerage agreement commenced for all three stations on February 1, 2002.  On July 24, 2002, the Company acquired the assets of KOSI-FM and KEZW-AM for $125.0 million in cash under the Option Agreement that was amended on May 8, 2002 to facilitate the purchase of the assets under two separate transactions.  With this acquisition, the Company owns four radio stations serving the Denver, Colorado radio market.

For this acquisition, the aggregate purchase price, including transaction costs of $0.1 million, was allocated as follows and is based upon information available at this time and is subject to change:

(amounts in thousands)
Asset Description	Amount	Asset Lives
Land	$58	non-depreciating
Building	11	20 years
Equipment	506	5 to 15 years
Furniture and fixtures	3	5 years
Total tangible assets	578

Advertiser list and customer relationships	58	3 years
Acquired advertising contracts	345	less than 1 year
Broadcasting licenses	45,000	non-amortizing
Goodwill	9,167	non-amortizing
Total intangible assets	54,570

Total purchase price	$55,148

On May 19, 2003 the Company acquired from Royce International Broadcasting Corporation (“Royce”) the assets of radio station KWOD-FM, Sacramento, California, for a purchase price of $21.2 million in cash (see Note 10). The Company recorded $4.3 million of goodwill, which amount is fully deductible for income tax purposes. The fair values assigned to the assets acquired did not include a value for advertiser list and customer relationships or acquired advertising contracts as no advertising contracts were transferred and no salespeople were hired in connection with the court-ordered sale. The Company anticipates that the addition of KWOD-FM and its position in the market, to the five stations the Company currently operates in this market, will allow the Company to compete more effectively by increasing the Company’s share of market revenues.

The aggregate purchase price, including transaction costs of $2.3 million (primarily legal expenses), was reclassified on the balance sheet from station deposits and acquisition costs that were included in deferred charges and other assets, to the assets listed in the table below. The allocation of the purchase price and transaction costs is based upon information available at this time and is subject to change.

(amounts in thousands)
Asset Description	Amount	Asset Lives
Equipment	241	10 years
Total tangible assets	241

Broadcasting licenses	18,896	non-amortizing
Goodwill	4,327	non-amortizing
Total intangible assets	23,223

Total purchase price	$23,464

Unaudited Pro Forma Summary

The following unaudited pro forma summary presents the consolidated results of operations as if any acquisitions which occurred during the period of January 1, 2002 through June 30, 2003 had all occurred as of January 1, 2002. The summary is also pro forma to include certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund acquisitions which would have been incurred had such acquisitions occurred as of January 1, 2002. For a discussion of these acquisitions, please refer to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2003, which should be read in conjunction with our condensed consolidated financial statements, the related notes and all other information included elsewhere in this Form 10-Q. These unaudited pro forma results, which do not reflect certain contracts or joint sales agreements that are accounted for as separate profit centers, have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Six Months Ended June 30,
	2002	2003
	(amounts in thousands, except per share data)
	Pro Forma	Pro Forma

Net revenues	$185,501	$188,952
Income before and accounting change	$19,107	$27,936
Cumulative effect of accounting change, net of taxes	$(138,876)	$—
Net income (loss)	$(119,769)	$27,936
Net income (loss) per share - basic	$(2.49)	$0.55
Net income (loss) per share - diluted	$(2.44)	$0.55

6.                                      SENIOR DEBT

The Company has a bank credit agreement (the “Bank Facility”) with a syndicate of banks which initially provided for senior secured credit of $650.0 million consisting of: (1) a $325.0 million reducing revolving credit facility (“Revolver”) and (2) a $325.0 million multi-draw term loan (“Term Loan”).  The Revolver and Term Loan, which mature on September 30, 2007, each reduce on a quarterly basis that began on September 30, 2002, in quarterly amounts that vary from $12.2 million to $16.3 million for each loan.  As of June 30, 2003, the Company had outstanding under the Bank Facility: (i) a $272.2 million Term Loan; (ii) a $2.5 million Revolver; and (iii) a $0.4 million Letter of Credit under the Revolver.  Under the Term Loan, the Company prepaid in November 2002, the principal in the amount of $14.2 million that was due on March 31, 2003 and in March 2003, the Company prepaid the principal in the amount of $14.2 million that was due on June 30, 2003.  The Bank Facility requires the Company to comply with certain financial covenants and leverage ratios that are defined terms within the agreement and that include but are not limited to the following:  (1) Total Debt to Operating Cash Flow, (2) Operating Cash Flow to Interest Expense, (3) Operating Cash Flow to Pro Forma Debt Service and (4) Operating Cash Flow to Fixed Charges.  Management believes that the Company is in compliance with all financial covenants and leverage ratios and all other terms of the Bank Facility.  On March 3, 2003, the Company entered into a Third Amendment under the Bank Facility that permitted the Company to redeem the Convertible Preferred Securities, Term Income Deferrable Equity Securities (“TIDES”) and modified certain terms for insurance coverage.  The amount available under the $650.0 million Bank Facility as of June 30, 2003, was $269.3 million, subject to covenant compliance at the time of each borrowing and quarterly debt reduction commitments.

The Company enters into interest rate transactions with different banks to diversify its risk associated with interest rate fluctuations against the variable rate debt under the Bank Facility and to comply with certain covenants under the Bank Facility.  Under these transactions, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt.  The total notional amount outstanding as of June 30, 2003 was $30.0 million as one of these transactions in the notional amount of $35.0 million expired on January 10, 2003. The remaining agreement in the amount of $30.0 million, with an initial term of 10 years, effectively fixes the interest at a rate of 5.8% on current borrowings equal to the total notional amount (see Note 9).

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

Interest on the Notes, which are in denominations of $1,000 each, accrues at the rate of 7.625% per annum and is payable semi-annually in arrears on March 1 and September 1.  The Company may redeem the notes on and after March 1, 2007 at an initial redemption price of 103.813% of their principal amount plus accrued interest.  In addition, before March 1, 2005, the Company may redeem up to 35% of the Notes at a redemption price of 107.625% of their principal amount plus accrued interest, using proceeds of qualified equity offerings.  The Notes are unsecured and rank junior to the Company’s senior indebtedness.  In addition to the parent, Entercom Communications Corp., all of the Company’s other subsidiaries (excluding Entercom Communications Capital Trust, see Note 13) have fully and unconditionally guaranteed jointly and severally these Notes (“Subsidiary Guarantors”).  Under certain covenants, the Subsidiary Guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Notes and the Subsidiary Guarantors cannot incur additional indebtedness if the Leverage Ratio of Entercom Radio, LLC exceeds a specified level.

8.                                      CONVERTIBLE PREFERRED SECURITIES

Redemption of the Convertible Preferred Securities

On April 7, 2003, the Company redeemed all of its outstanding 6.25% Convertible Subordinated Debentures. Prior to the redemption, holders of 1.2 million TIDES converted their securities into 1.4 million shares of the Company’s Class A common stock. The Trust paid $66.1 million to the remaining TIDES holders as of April 7, 2003, which included a redemption premium of $2.0 million and accrued interest of $0.1 million, in exchange for the remaining 1.3 million TIDES. The Company used $32.6 million from cash on hand and $33.5 million from the Company’s Bank Facility’s Revolver to meet the cash requirements for this redemption.  The Company recorded the following: (1) for those TIDES holders who redeemed for cash, (a) loss on extinguishment of debt of $3.8 million to the statement of operations for the six and three months ended June 30, 2003, which includes the extinguishment of deferred financing costs of $1.8 million and a redemption premium of $2.0 million and (b) interest expense of $0.1 million for the period April 1, 2003 through April 6, 2003 to the statement of operations; and (2) for those TIDES holders who converted to shares of the Company’s Class A Common Stock, (a) an increase in shareholders’ equity of $60.9 million, offset by extinguishment of deferred financing costs of $1.7 million and (b) a decrease in deferred charges and other assets of $3.5 million to write off the deferred financing costs.

The Terms of the Convertible Preferred Securities

On October 6, 1999, the Company sold 2,500,000 Convertible Preferred Securities, Term Income Deferrable Equity Securities (“TIDES”), including underwriters’ over-allotments at an offering price of $50.00 per security.  The net proceeds to the Company after deducting underwriting discounts and other offering expenses, was $120.5 million.  The TIDES represented undivided preferred beneficial ownership interest in the assets of Entercom Communications Capital Trust (“Trust”).  The Trust used the proceeds to purchase from the Company an equal amount of 6.25% Convertible Subordinated Debentures due 2014 (“Debentures”). Upon the due date of the Debentures, the Company was required to pay the outstanding amount due to the Trust and the Trust was required to redeem all of the outstanding TIDES.  The Company owned all of the common securities issued by the Trust.  The Trust existed for the sole purpose of issuing the common securities and the TIDES.  The Trust’s sole assets consisted of the $125.0 million aggregate principal amount of the Company’s 6.25% Convertible Subordinated Debentures that were due September 30, 2014.  The Company had entered into several contractual arrangements for the purpose of fully, irrevocably and unconditionally guaranteeing the Trust’s obligations under the TIDES.  The holders of the TIDES had a preference with respect to each distribution and amounts payable upon liquidation, redemption or otherwise over the holders of the common securities of the Trust.  Each TIDES was convertible into shares of the Company’s Class A Common Stock at the rate of 1.1364 shares of Class A Common Stock for each TIDES.  The Company completed this offering on October 6, 1999, and issued 2,500,000 TIDES at $50.00 per TIDES.  Effective October 3, 2002, the TIDES were fully or partially redeemable by the Company by providing the TIDES holder the option to receive cash at a defined premium or to convert to equity.  The TIDES were convertible into Class A Common Stock at $44.00 per share.

9.                                      DERIVATIVE AND HEDGING ACTIVITIES

Effective January 1, 2001, the Company adopted SFAS No. 133 “Accounting for Derivative and Hedging Activities,” that was amended by SFAS No. 137, SFAS No. 138 and SFAS 149.  SFAS No. 133 established accounting and reporting standards for (1) derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives and (2) hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.  All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects net income (loss). SFAS No. 133 defined new requirements for designation and documentation of hedging relationships as well as on going effectiveness assessments in order to use hedge accounting under this standard.  A derivative that does not qualify as a hedge is marked to fair value through the statement of operations. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item.  If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

For the Six and Three Months Ended June 30, 2002

Non-Hedge Accounting Treatment

During the six and three months ended and as of June 30, 2002, the Company had a derivative outstanding with an aggregate notional amount of $30.0 million that did not qualify for hedge accounting treatment. For the six and three months ended June 30, 2002, the Company recorded to the statement of operations, a $0.6 million loss and a $1.0 million loss, respectively, under net loss on derivative instruments.

Hedge Accounting Treatment

During the six and three months ended June 30, 2002, the Company had derivatives outstanding with notional amounts of $233.0 million and $125.0 million, respectively, ($95.0 million was outstanding as of June 30, 2002) which were designated as cash flow hedges that qualified for hedge accounting treatment. For the six and three months ended June 30, 2002, the Company recorded (1) the ineffective amount of the hedges to the statement of operations as a $0.2 million gain and a marginal loss, respectively, under net loss on derivative instruments and (2) the effective amount of the hedges to the statement of other comprehensive income (loss) as a $4.1 million gain and a $0.9 million gain, respectively, to unrealized net gain (loss) on hedged derivatives.

For the Six and Three Months Ended June 30, 2003

Non-Hedge Accounting Treatment

During the six and three months ended and as of June 30, 2003, the Company had a derivative outstanding with an aggregate notional amount of $30.0 million that did not qualify for hedge accounting treatment. For the six and three months ended June 30, 2003, the Company recorded to the statement of operations a marginal gain and a $0.4 million loss under net loss on derivative instruments, respectively.

Hedge Accounting Treatment

During the six months ended June 30, 2003, the Company had derivatives outstanding with notional amounts of $35.0 million that expired during January 2003, which were designated as cash flow hedges that qualified for hedge accounting treatment. For the six months ended June 30, 2003 the Company recorded the ineffective amount of the hedge to the statement of operations as a $0.3 million loss under net loss on derivative instruments. For those derivatives that qualified for hedge accounting treatment, as of June 30, 2003, the Company has reclassified to the statement of operations all fair value adjustments previously recorded to the statement of other comprehensive income (loss).

10.                               COMMITMENTS AND CONTINGENCIES

Pending Acquisition

On May 29, 2003, the Company entered into an asset purchase agreement with Fisher Communications, Inc. (“Fisher”) to acquire the assets of KWJJ-FM and KOTK-AM, serving the Portland, Oregon radio market, for a purchase price of $44.0 million in cash, of which $2.2 million was paid as a deposit.  On May 31, 2003, the Company began operating these stations under a time brokerage agreement. The closing of this transaction, which is conditioned upon the approval of the Federal Communications Commission (“FCC”), would increase the Company’s ownership to 9 radio stations serving the Portland, Oregon radio market.  Under the new radio multiple ownership rules adopted by the FCC on June 2, 2003, the Company will be required to divest one of its AM radio stations in the Portland market in order to consummate the acquisition of KWJJ-FM and KOTK-AM in accordance with the new rules.  The Company plans to divest one of its AM stations either through a sale to a third party or by placing the station in trust until a contract with a third party buyer can be consummated.  In certain circumstances, if the Company is unsuccessful in its efforts to sell that AM station or get FCC approval to place that AM station in trust, Fisher may seek to terminate the purchase agreement for KWJJ-FM and KOTK-AM.

Contingencies

On May 19, 2003 the Company acquired the assets of radio station KWOD-FM, Sacramento, California, from Royce for a purchase price of $21.2 million in cash (see Note 5).  This acquisition was accomplished following extensive litigation.  Specifically, in February 1996, the Company entered into a letter agreement with Royce pursuant to which the Company agreed to purchase, and Royce agreed to sell, the assets of radio station KWOD-FM.  In July 1999, the Company filed suit to specifically enforce the terms of the letter agreement since Royce refused to proceed with the transaction.  In April 2002, the California Superior Court issued an Interlocutory Judgment requiring (i) Royce to sell the assets of radio station KWOD-FM to the Company and (ii) the Company to place $25.0 million in cash in escrow and to post a $7.5 million irrevocable standby letter of credit pending all appeals.  In May 2003, the California Superior Court ruled that the Company was entitled to $3.8 million in damages as a credit against the original $25.0 million purchase price.  With the completion of closing in May 2003, the California Superior Court authorized the release to Royce of $15.0 million in cash from the escrow fund and the cancellation of the $7.5 million irrevocable standby letter of credit.  The remaining $10.0 million in the escrow deposit will remain until all appeals are concluded.  In May 2003, the California Court of Appeals affirmed in full the ruling of the California Superior Court, and in July 2003, the Supreme Court of California declined the petition of Royce to review the matter.  Notwithstanding the foregoing, the Company cannot determine the amount of time required for the appeal process to be completed. The Company estimates that the impact of an unfavorable outcome will not materially impact the Company’s financial position, results of operations or cash flows.

In October 1999, The Radio Music License Committee (“RMLC”), of which the Company is a participant, filed a motion in the New York courts against Broadcast Music, Inc. (“BMI”) commencing a rate-making proceeding, on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees. The proceeding to determine the rate in the U.S. District Court has been adjourned as RMLC and BMI are engaged in settlement discussions, with the outcome of this matter undetermined at this time.  The RMLC is also currently in negotiations with American Society of Composers, Authors and Publishers (“ASCAP”) on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees.  The Company is currently operating under interim license agreements with BMI and ASCAP for the periods commencing January 1, 1997 and January 1, 2001, respectively, at the rates and terms reflected in prior agreements. In July 2003, the RMLC entered into an agreement on behalf of the radio industry with BMI. This agreement, which replaces the interim agreement under which the Company had been operating since January 1, 1997, is subject to approval by U.S. District Court. The Company’s management estimates that the impact of this agreement will not materially affect the financial position, results of operations or cash flows of the Company (see Note 16). The Company’s management estimates that an unfavorable outcome with ASCAP will not materially impact the financial position, results of operations or cash flows of the Company.

The Company is subject to various outstanding claims which arose in the ordinary course of business and to other legal proceedings.  In the opinion of management, any liability of the Company which may arise out of or with respect to these matters will not materially affect the financial position, results of operations or cash flows of the Company.

Guarantor Arrangements

In November 2002, the FASB issued FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.”  FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee.  FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued.  The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements.  The following is a summary of agreements that the Company has determined are within the scope of FIN 45.

As permitted under Pennsylvania law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid.  As a result of this insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal.  All of these indemnification agreements were in effect prior to December 31, 2002 and are therefore not subject to the initial recognition provisions of FIN 45. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2003.

The Company has an outstanding letter of credit as of June 30, 2003 in the amount of $0.4 million in connection with a general insurance liability policy.  The fair value of the letter of credit, which was grandfathered under the provisions of FIN 45 as it was in effect prior to December 31, 2002, is minimal and accordingly, the Company has not recorded any liability for this agreement as of June 30, 2003.

11.                               SHAREHOLDERS’ EQUITY

On September 10, 2002, the Company’s Chairman, Joseph M. Field, adopted a Planned Diversification Program (“Program”) pursuant to SEC Rule 10b5-1 to sell through an independent broker-dealer up to one million shares of the Company’s Class B Common Stock over the course of the next twelve months.  Upon public sale, the Class B Common Stock is automatically converted into shares of its Class A Common Stock. As of June 30, 2003, 900,000 shares of Class B Common Stock were sold under the Program.  Even if the entire amount of one million shares are sold under the Program, Joseph M. Field will remain the Company’s largest and controlling shareholder.

12.                               NET INCOME PER SHARE

The net income per share (“EPS”) is calculated in accordance with SFAS No. 128, “Earnings Per Share” which requires presentation of basic net income per share and diluted net income per share.  Basic net income per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method) and (2) for the prior year periods, the Term Income Deferrable Equity Securities (“TIDES”) after eliminating from net income the interest expense, net of taxes, on the TIDES.  Anti-dilutive instruments are not considered in this calculation.  For the six months and three months ended June 30, 2002 and 2003, stock options were included in the calculation of income before accounting change and net income (loss) per share as they were dilutive. For the six months and three months ended June 30, 2002, the TIDES, which were convertible into 2,841,000 shares of Class A Common Stock, were not included in the calculation of income before accounting change and net income (loss) per share as their effect was anti-dilutive (see Note 8 for a description of the redemption on April 7, 2003 of the remaining TIDES outstanding).

	SIX MONTHS ENDED
	JUNE 30, 2002			JUNE 30, 2003
	(amounts in thousands, except share and per share data)
	Income (Loss)	Shares	EPS	Income	Shares	EPS
Basic net income (loss) per share:
Income before accounting change	$21,633	48,104,144	$0.45	$28,464	50,543,069	$0.56
Cumulative effect of accounting change, net of taxes	(138,876)	—	(2.89)	—	—	—
Net income (loss)	$(117,243)	48,104,144	$(2.44)	$28,464	50,543,069	$0.56
Impact of options		1,033,807			657,031
Diluted net income (loss) per share:
Income before accounting change	$21,633	49,137,951	$0.44	$28,464	51,200,100	$0.56
Cumulative effect of accounting change, net of taxes	(138,876)	—	(2.83)	—	—	—
Net income (loss)	$(117,243)	49,137,951	$(2.39)	$28,464	51,200,100	$0.56

For the six months ended June 30, 2002 and 2003, outstanding options to purchase 30,820 and 1,218,049 shares, respectively, of Class A Common Stock at option exercise prices per share ranging from $52.12 to $57.63 and from $47.76 to $57.63, respectively, were excluded from the computation of diluted net income per share as the options’ exercise price was greater than the average market price of the stock.

	THREE MONTHS ENDED
	JUNE 30, 2002			JUNE 30, 2003
	(amounts in thousands, except share and per share data)
	Income	Shares	EPS	Income	Shares	EPS
Basic net income per share:
Net income	$15,965	49,616,205	$0.32	$19,140	51,209,316	$0.37
Impact of options		1,033,311			721,467
Diluted net income per share:
Net income	$15,965	50,649,516	$0.32	$19,140	51,930,783	$0.37

For the three months ended June 30, 2002 and 2003, outstanding options to purchase 32,115 and 146,761 shares, respectively, of Class A Common Stock at option exercise prices per share ranging from $52.80 to $57.63 and from $48.39 to $57.63, respectively, were excluded from the computation of diluted net income per share as the options’ exercise price was greater than the average market price of the stock.

13.                               GUARANTOR FINANCIAL INFORMATION

Entercom Radio, LLC (“Radio”), a wholly-owned subsidiary of Entercom Communications Corp., is the borrower of the Company’s senior debt under the Bank Facility, described in Note 6, and is the borrower of the Company’s 7.625% Senior Subordinated Notes, described in Note 7, with Entercom Communications Corp. and Radio’s subsidiaries as the guarantors.  Radio holds the ownership interest in various subsidiary companies that own the operating assets, including broadcasting licenses, permits, authorizations and cash royalties. Entercom Communications Capital Trust (“Trust”), the issuer of the 6.25% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES), was a wholly-owned subsidiary of Entercom Communications Corp. On March 4, 2003, Entercom Communications Corp. announced its decision to redeem on April 7, 2003 all of the outstanding 6.25% Convertible Subordinated Debentures, which resulted in the corresponding redemption of the TIDES (see Note 8). As a result of these redemptions, Trust was dissolved in June, 2003.

Under the Bank Facility, Radio is permitted to make distributions to Entercom Communications Corp. in an amount as defined, that is required to pay Entercom Communications Corp.’s reasonable overhead costs, other costs associated with conducting the operations of Radio and its subsidiaries, interest on the TIDES and the redemption of the TIDES.  Under the Company’s 7.625% Senior Subordinated Notes, Radio is permitted to make distributions to Entercom Communications Corp. in an amount, as defined, that is required to pay Entercom Communications Corp’s overhead costs and other costs associated with conducting the operations of Radio and its subsidiaries, Entercom Communications Corp’s payment of interest on the TIDES and Entercom Communications Corp’s redemption of the 6.25% Convertible Subordinated Debentures.

The following tables set forth condensed consolidating financial information for (i) Entercom Communications Corp., Trust and Radio for the balance sheets as of December 31, 2002, the statements of operations for the six and three months ended June 30, 2002 and 2003 and the statements of cash flows for the six and three months ended June 30, 2002 and 2003 and (ii) Entercom Communications Corp. and Radio for the balance sheets as of June 30, 2003.  Separate financial statements of Radio’s subsidiaries, which are full and unconditional guarantors jointly and severally under the Bank Facility and the Senior Subordinated Notes as described above, are not presented as the Company’s management has determined that they would not be material to investors.

Condensed Balance Sheets as of December 31, 2002

(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

ASSETS:
Current assets	$3,384	$—	$184,055	$—	$187,439
Net property and equipment	1,366	—	92,572	—	93,938
Radio broadcasting licenses - Net	—	—	1,101,228	—	1,101,228
Goodwill - Net	—	—	129,964	—	129,964
Other long-term assets - Net	891	128,866	55,070	(128,866)	55,961
Investment in subsidiaries	1,016,883	—	—	(1,016,883)	—
Total assets	$1,022,524	$128,866	$1,562,889	$(1,145,749)	$1,568,530

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities	$2,001	$—	$71,031	$—	$73,032
Long-term debt	—	—	394,044	—	394,044
Other long-term liabilities	1,152	3,866	80,931	—	85,949
Total liabilities	3,153	3,866	546,006	—	553,025
TIDES	128,866	125,000	—	(128,866)	125,000
Shareholders’ equity
Additional paid-in capital	967,428	—	—	—	967,428
Retained earnings (deficit)	(77,634)	—	1,016,172	(1,016,172)	(77,634)
Accumulated other comprehensive loss	711	—	711	(711)	711
Total shareholders’ equity	890,505	—	1,016,883	(1,016,883)	890,505
Total liabilities and shareholders’ equity	$1,022,524	$128,866	$1,562,889	$(1,145,749)	$1,568,530

Statements of Operations for the Six Months Ended June 30, 2002

(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$266	$3,906	$182,648	$(4,172)	$182,648

OPERATING EXPENSES (INCOME):
Station operating expenses	—	—	109,088	(266)	108,822
Depreciation and amortization	522	—	6,804	—	7,326
Corporate general and administrative expenses	7,231	—	36	—	7,267
Time brokerage agreement fees	—	—	5,365	—	5,365
Net gain on sale of assets	—	—	(11)	—	(11)
Total operating expenses	7,753	—	121,282	(266)	128,769

OPERATING INCOME (LOSS)	(7,487)	3,906	61,366	(3,906)	53,879

OTHER EXPENSE (INCOME):
Interest expense	—	—	12,644	—	12,644
Financing cost of TIDES	3,906	3,906	—	(3,906)	3,906
Interest income	(25)	—	(1,086)	—	(1,111)
Equity loss from unconsolidated affiliate	—	—	1,805	—	1,805
Net loss on derivative instruments	—	—	442	—	442
Loss from equity investment in subsidiaries	184,037	—	—	(184,037)	—
Total expense	187,918	3,906	13,805	(187,943)	17,686

INCOME (LOSS) BEFORE INCOME TAXES AND ACCOUNTING CHANGE	(195,405)	—	47,561	184,037	36,193

INCOME TAXES (BENEFIT)	(78,162)	—	92,722		14,560

INCOME (LOSS) BEFORE ACCOUNTING CHANGE	(117,243)	—	(45,161)	184,037	21,633

Cumulative effect of accounting change, net of taxes of $377	—	—	(138,876)	—	(138,876)

NET LOSS	$(117,243)	$—	$(184,037)	$184,037	$(117,243)

Statements of Operations for the Six Months Ended June 30, 2003

(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$275	$2,020	$188,627	$(2,295)	$188,627

OPERATING EXPENSES:
Station operating expenses	—	—	111,403	(275)	111,128
Depreciation and amortization	473	—	6,823	—	7,296
Corporate general and administrative expenses	7,218	—	45	—	7,263
Time brokerage agreement fees	—	—	702	—	702
Net loss on sale of assets	28	—	150	—	178
Total operating expenses	7,719	—	119,123	(275)	126,567

OPERATING INCOME (LOSS)	(7,444)	2,020	69,504	(2,020)	62,060

OTHER EXPENSE (INCOME):
Interest expense	—	—	10,595	—	10,595
Financing cost of TIDES	2,020	2,020	—	(2,020)	2,020
Interest income	(2)	—	(387)	—	(389)
Loss on extinguishment of debt	3,795	—	—	—	3,795
Net loss on derivative instruments	—	—	335	—	335
Gain from equity investment in subsidiaries	(58,799)	—	—	58,799	—
Total (income) expense	(52,986)	2,020	10,543	56,779	16,356

INCOME BEFORE INCOME TAXES	45,542	—	58,961	(58,799)	45,704

INCOME TAXES	17,078	—	162		17,240

NET INCOME	$28,464	$—	$58,799	$(58,799)	$28,464

Statements of Operations for the Three Months Ended June 30, 2002

(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$132	$1,953	$108,489	$(2,085)	$108,489

OPERATING EXPENSES (INCOME):
Station operating expenses	—	—	60,795	(132)	60,663
Depreciation and amortization	262	—	3,673	—	3,935
Corporate general and administrative expenses	3,899	—	17	—	3,916
Time brokerage agreement fees	—	—	3,249	—	3,249
Net gain on sale of assets	—	—	(2)	—	(2)
Total operating expenses	4,161	—	67,732	(132)	71,761

OPERATING INCOME (LOSS)	(4,029)	1,953	40,757	(1,953)	36,728

OTHER EXPENSE (INCOME):
Interest expense	—	—	7,056	—	7,056
Financing cost of TIDES	1,953	1,953	—	(1,953)	1,953
Interest income	(11)	—	(838)	—	(849)
Equity loss from unconsolidated affiliate	—	—	831	—	831
Net loss on derivative instruments	—	—	1,049	—	1,049
Gain from equity investment in subsidiaries	(32,579)	—	—	32,579	—
Total (income) expense	(30,637)	1,953	8,098	30,626	10,040

INCOME BEFORE INCOME TAXES AND ACCOUNTING CHANGE	26,608	—	32,659	(32,579)	26,688

INCOME TAXES	10,643	—	80		10,723

NET INCOME	$15,965	$—	$32,579	$(32,579)	$15,965

Statements of Operations for the Three Months Ended June 30, 2003

(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$139	$67	$107,632	$(206)	$107,632

OPERATING EXPENSES:
Station operating expenses	—	—	59,887	(139)	59,748
Depreciation and amortization	232	—	3,607	—	3,839
Corporate G &A expenses	3,704	—	22	—	3,726
Time brokerage agreement fees	—	—	100	—	100
Net loss on sale of assets	28	—	74	—	102
Total operating expenses	3,964	—	63,690	(139)	67,515

OPERATING INCOME (LOSS)	(3,825)	67	43,942	(67)	40,117

OTHER EXPENSE (INCOME):
Interest expense	—	—	5,258	—	5,258
Financing cost of TIDES	67	67	—	(67)	67
Interest income	(1)	—	(98)	—	(99)
Loss on extinguishment of debt	3,795	—	—	—	3,795
Net loss on derivative instruments	—	—	400	—	400
Gain from equity investment in subsidiaries	(38,310)	—	—	38,310	—
Total (income) expense	(34,449)	67	5,560	38,243	9,421

INCOME BEFORE INCOME TAXES	30,624	—	38,382	(38,310)	30,696

INCOME TAXES	11,484	—	72		11,556

NET INCOME	$19,140	$—	$38,310	$(38,310)	$19,140

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2002

(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(105,178)	$—	$143,381	$—	$38,203

INVESTING ACTIVITIES:
Additions to property and equipment	(34)	—	(3,443)	—	(3,477)
Proceeds from sale of property, equipment and other assets	—	—	11	—	11
Purchases of radio station assets	—	—	(109,010)	—	(109,010)
Deferred charges and other assets	(57)	—	(122)	—	(179)
Purchase of investments	—	—	(10)	—	(10)
Proceeds from investments	—	—	132	—	132
Station acquisition deposits and costs	—	—	(43,148)	—	(43,148)
Net inter-company loans	(101,055)	—	101,055	—	—
Net cash used in investing activities	(101,146)	—	(54,535)	—	(155,681)

FINANCING ACTIVITIES:
Proceeds from senior subordinated debt offering	—	—	150,000	—	150,000
Net proceeds from stock offering	196,413	—	—	—	196,413
Deferred financing expenses related to bank facility and senior subordinated debt	—	—	(4,643)	—	(4,643)
Proceeds from issuance of long-term debt	—	—	45,500	—	45,500
Payments on long-term debt	—	—	(108,507)	—	(108,507)
Proceeds from issuance of common stock related to incentive plans	331	—	—	—	331
Proceeds from exercise of stock options	10,001	—	—	—	10,001
Net cash provided by financing activities	206,745	—	82,350	—	289,095

Net increase in cash and cash equivalents	421	—	171,196	—	171,617
Cash and cash equivalents, beginning of year	1	—	10,750	—	10,751
Cash and cash equivalents, end of period	$422	$—	$181,946	$—	$182,368

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2003

(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

OPERATING ACTIVITIES:
Net cash provided by operating activities	$26,863	$—	$29,215	$—	$56,078

INVESTING ACTIVITIES:
Additions to property and equipment	467	—	(8,895)	—	(8,428)
Proceeds from sale of property, equipment and other assets	—	—	90	—	90
Purchases of radio station assets	—	—	(79,181)	—	(79,181)
Deferred charges and other assets	(32)	—	(21)	—	(53)
Purchase of investments	—	—	(189)	—	(189)
Station acquisition deposits and costs	—	—	26,788	—	26,788
Net inter-company loans	36,370	—	(36,370)	—	—
Net cash provided by (used in) investing activities	36,805	—	(97,778)	—	(60,973)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—	93,000	—	93,000
Payments on long-term debt	—	—	(104,726)	—	(104,726)
Payments upon redemption of TIDES	(66,079)	—	—	—	(66,079)
Proceeds from issuance of common stock related to incentive plans	321	—	—	—	321
Proceeds from exercise of stock options	2,101	—	—	—	2,101
Net cash used in financing activities	(63,657)	—	(11,726)	—	(75,383)

Net increase (decrease) in cash and cash equivalents	11	—	(80,289)	—	(80,278)
Cash and cash equivalents, beginning of year	57	—	92,536	—	92,593
Cash and cash equivalents, end of period	$68	$—	$12,247	$—	$12,315

Condensed Statements of Cash Flows for the Three Months Ended June 30, 2002

(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$22,906	$—	$(4,865)	$—	$18,041

INVESTING ACTIVITIES:
Additions to property and equipment	(19)	—	(2,349)	—	(2,368)
Proceeds from sale of property, equipment and other assets	—	—	2	—	2
Purchases of radio station assets	—	—	(88,210)	—	(88,210)
Deferred charges and other assets	(33)	—	(121)	—	(154)
Proceeds from investments	—	—	132	—	132
Station acquisition deposits and costs	—	—	(16,967)	—	(16,967)
Net inter-company loans	(29,240)	—	29,240	—	—
Net cash used in investing activities	(29,292)	—	(78,273)	—	(107,565)

FINANCING ACTIVITIES:
Net proceeds from stock offering	(85)	—	—	—	(85)
Deferred financing expenses related to bank facility and senior subordinated debt	—	—	(85)	—	(85)
Payments on long-term debt	—	—	(3)	—	(3)
Proceeds from issuance of common stock related to incentive plans	173	—	—	—	173
Proceeds from exercise of stock options	6,720	—	—	—	6,720
Net cash provided by (used in) financing activities	6,808	—	(88)	—	6,720

Net (decrease) increase in cash and cash equivalents	422	—	(83,226)	—	(82,804)
Cash and cash equivalents, beginning of period	—	—	265,172	—	265,172
Cash and cash equivalents, end of period	$422	$—	$181,946	$—	$182,368

Condensed Statements of Cash Flows for the Three Months Ended June 30, 2003

(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

OPERATING ACTIVITIES:
Net cash provided by operating activities	$17,416	$—	$12,456	$—	$29,872

INVESTING ACTIVITIES:
Additions to property and equipment	13	—	(4,976)	—	(4,963)
Proceeds from sale of property, equipment and other assets	—	—	88	—	88
Purchases of radio station assets	—	—	(23,571)	—	(23,571)
Deferred charges and other assets	(10)	—	(4)	—	(14)
Purchase of investments	—	—	(106)	—	(106)
Station acquisition deposits and costs	—	—	21,299	—	21,299
Net inter-company loans	46,603	—	(46,603)	—	—
Net cash provided by (used in) investing activities	46,606	—	(53,873)	—	(7,267)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—	93,000	—	93,000
Payments on long-term debt	—	—	(90,503)	—	(90,503)
Payments upon redemption of TIDES	(66,079)	—	—	—	(66,079)
Proceeds from issuance of common stock related to incentive plans	135	—	—	—	135
Proceeds from exercise of stock options	1,903	—	—	—	1,903
Net cash provided by (used in) financing activities	(64,041)	—	2,497	—	(61,544)

Net decrease in cash and cash equivalents	(19)	—	(38,920)	—	(38,939)
Cash and cash equivalents, beginning of period	87	—	51,167	—	51,254
Cash and cash equivalents, end of period	$68	$—	$12,247	$—	$12,315

Condensed Balance Sheets as of June 30, 2003

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total

ASSETS:
Current assets	$3,028	$107,468	$—	$110,496
Net property and equipment	1,189	95,584	—	96,773
Radio broadcasting licenses - Net	—	1,165,556	—	1,165,556
Goodwill - Net	—	143,458	—	143,458
Other long-term assets - Net	602	24,904	—	25,506
Investment in subsidiaries	980,513	—	(980,513)	—
Total assets	$985,332	$1,536,970	$(980,513)	$1,541,789

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities	$2,022	$89,984	$—	$92,006
Long-term debt	—	364,036	—	364,036
Other long-term liabilities	1,484	102,437	—	103,921
Total liabilities	3,506	556,457	—	559,963
Shareholders’ equity
Additional paid-in capital	1,029,785	—	—	1,029,785
Retained earnings (deficit)	(49,170)	979,302	(979,302)	(49,170)
Accumulated other comprehensive loss	1,211	1,211	(1,211)	1,211
Total shareholders’ equity	981,826	980,513	(980,513)	981,826
Total liabilities and shareholders’ equity	$985,332	$1,536,970	$(980,513)	$1,541,789

14.                               INCOME TAXES

Effective Tax Rate

The Company’s effective tax rates for the six and three months ended June 30, 2002 and 2003, exclusive of the effect of permanent differences between income subject to income tax for book and tax purposes, were 40% and 37.5%, respectively.

The income tax accounting process involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income.  The Company estimates the current exposure together with assessing the temporary differences and computes the provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss.  The Company’s effective tax rate is higher than the federal statutory rate as a result of the inclusion of state taxes in the income tax amount.

Deferred Tax Asset

The Company’s net current deferred tax asset balance of $8.8 million as of June 30, 2003, consists primarily of the benefit of federal and state tax loss carryforwards. Based upon the years in which taxable temporary differences are anticipated to reverse, at June 30, 2003 management believes it is more likely than not that the Company will realize the benefits of the deductible differences, including the net operating losses.  Accordingly, the Company believes that no valuation allowance was required for the current deferred tax assets as of June 30, 2003.  On a quarterly basis, management will assess whether it remains more likely than not that the deferred tax asset will be realized.

15.                               TRADE RECEIVABLES AND RELATED ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade receivables are primarily comprised of unpaid advertising by advertisers on our radio stations, net of agency commissions and an estimated provision for doubtful accounts.  Advertisers are generally invoiced for the advertising after the advertisements are aired.  Estimates of the allowance for doubtful accounts are recorded based on management’s judgment of the collectibility of the accounts receivable based on historical information, relative improvements or deteriorations in the age of the accounts receivable and changes in current economic conditions.  The trade receivable balances and reserve for doubtful accounts as of December 31, 2002 and June 30, 2003, are presented in the following table:

	December 31, 2002	June 30, 2003
	(in thousands)

Accounts receivable	$82,219	$84,646

Allowance for doubtful accounts	(2,205)	(2,638)

Accounts receivable, net of allowance for doubtful accounts	$80,014	$82,008

16.                               SUBSEQUENT EVENTS

In July 2003, the RMLC entered into an agreement on behalf of the radio industry with BMI. This agreement, which is subject to approval by the U.S. District Court, replaces the interim agreement under which the Company had been operating since January 1, 1997. The Company’s management estimates that the impact of this agreement will not materially affect the financial position, results of operations or cash flows of the Company (see Note 10).

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

Results of Operations

Our results of operations represent the operations of the radio stations owned or operated pursuant to time brokerage agreements or joint sales agreements during the relevant periods. The following significant factors affected our results of operations for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 and many of the following significant factors affected our results of operations for the three months ended June 30, 2003 as compared to the corresponding period of the prior year: (1) on July 24, 2002 we acquired for $125.0 million two radio stations in Denver that we began operating on February 1, 2002 under a time brokerage agreement, that contributed this year to higher net revenues, station operating expenses, depreciation and amortization expense and lower interest income and time brokerage agreement fees; (2) on March 21, 2003 we acquired for $55.0 million a radio station in Denver that we began operating on February 1, 2002 under a time brokerage agreement, that contributed this year to higher net revenues, station operating expenses, time brokerage fees, depreciation and amortization expense and lower interest income; (3) on May 1, 2002 we acquired for $88.0 million a radio station in Denver, that we began operating on March 16, 2002 under a time brokerage agreement, that contributed this year to higher net revenues, station operating expenses, depreciation and amortization expense and lower time brokerage agreement fees and interest income; (4) we terminated as of February 28, 2002, our joint sales agreement to sell advertising time broadcast on KING-FM in Seattle, that reduced this year’s net revenues and station operating expenses; (5) our agreement for the rights to broadcast the Seattle Mariners Baseball Club expired in October 2002, that reduced this year’s net revenues and station operating expenses; (6) we used a portion of the $196.4 million in net proceeds from the March 2002 equity offering for reducing outstanding indebtedness of $93.5 million under our Bank Facility’s Revolver, which resulted in decreased interest expense this year; (7) we received net proceeds of $145.7 million from the March 5, 2002 offering of our senior subordinated notes, which resulted in increased interest expense this year; (8) we allowed derivatives designated as cash flow hedges with total notional amounts of $198.0 million and $35.0 million to expire during 2002 and 2003, respectively, without entering into new derivatives, which contributed to lower interest expense this year as these derivatives increased our effective interest rate on our senior debt; (9) we did not incur any costs this year in connection with an equity investment in an Internet venture that was closed down during 2002 that resulted in an equity loss from an unconsolidated affiliate last year; (10) we amended an agreement that, effective February 16, 2003, allows us to sell advertising associated with the Seattle Seahawks, that contributed to higher station operating expenses this year; (11) we acquired on May 19, 2003 a radio station in Sacramento that contributed this year to higher net revenues, station operating expenses, depreciation and amortization expense; and (12) on June 1, 2003 we began operating two radio stations in Portland under a time brokerage agreement, that contributed to higher net revenues, station operating expenses and time brokerage agreement fees.

You should read the following discussion and analysis of our financial condition and results in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.  The following results of operations include a discussion of the six months and three months ended June 30, 2003 as compared to the six months and three months ended June 30, 2002.  We also discuss net revenues, station operating expenses and operating income by comparing the performance of stations owned by us throughout the six months and three months ended June 30, 2003 and comparing these performances to the six months and three months ended June 30, 2002 as if we owned the same stations during the six months and three months ended June 30, 2002. Included in this comparison are contracts that (i) relate to station operations; (ii) have a significant effect on the net revenues and or station operating expenses of a particular market; and (iii) we account for as separate business units.  We also use the station-to-station comparison to assess the performance of our operations by analyzing the effect of acquisitions and dispositions of stations and changes in status of significant contracts on net revenues and station operating expenses throughout the periods measured.

Six Months Ended June 30, 2003 As Compared To The Six Months Ended June 30, 2002

Net Revenues:  Net revenues increased 3.3% to $188.6 million for the six months ended June 30, 2003 from $182.6 million for the six months ended June 30, 2002.

•                                          Net revenues for the prior year would have been higher by $2.4 million if we reflected radio stations owned or operated by us for the entire six-month period ended June 30, 2003 as compared to the six months ended June 30, 2002 as a result of our acquisitions of radio stations in Denver, net of our disposition of a radio station in Wichita.

•                                          Net revenues for the prior year would have been lower by $5.1 million if we reflected the changes as of January 1, 2002 for the following significant contracts that were accounted for as separate profit centers: (i) the contract with the Seattle Mariners Baseball Club that expired at the conclusion of last year’s baseball season in October 2002 and (ii) a joint sales agreement to sell advertising time broadcast on KING-FM, located in Seattle, Washington, that was terminated as of February 28, 2002.

•                                          Net revenues for the present year would have been lower by $0.7 million if we did not reflect net revenues from certain radio stations owned or operated this year in Sacramento and Portland, which stations have not been owned or operated by us for the entire six-month period ended June 30, 2003.

Considering these changes, the percentage change in net revenues would have been higher. This increase in percentage change in net revenues, after considering the changes as described above, was primarily due to (i) a continuing improvement in the advertising sector of the markets we serve which resulted in increased sales in most of our markets during the first quarter; (ii) continued improvement in most of our markets during the second quarter of this year despite the disruptive effect that the Iraqi war had on advertising and (iii) continued improvement in revenue market share gains in most of our markets. Without considering the changes as described above, Denver, Greenville and Kansas City contributed most to our overall net revenue increases, which more than compensated for a net revenue decrease in the Seattle market primarily as a result of the termination of a contract with the Seattle Mariners Baseball Club and a joint sales agreement to sell advertising time on KING-FM.

Station Operating Expenses:  Station operating expenses increased 2.1% to $111.1 million for the six months ended June 30, 2003 from $108.8 million for the six months ended June 30, 2002.

•                                          Station operating expenses for the prior year would have been higher by $1.3 million if we reflected radio stations owned or operated by us for the entire six-month period ended June 30, 2003 as compared to the six months ended June 30, 2002 as a result of our acquisitions of radio stations in Denver, net of our disposition of a radio station in Wichita.

•                                          Station operating expenses for the prior year would have been lower by $4.3 million if we reflected the changes as of January 1, 2002 for the following significant contracts that were accounted for as separate profit centers: (i) the contract with the Seattle Mariners Baseball Club that expired at the conclusion of last year’s baseball season in October 2002; (ii) a joint sales agreement to sell advertising time broadcast on KING-FM, located in Seattle, Washington, that was terminated as of February 28, 2002 and (iii) the amendment of an agreement this year to allow us to sell advertising associated with the Seattle Seahawks.

•                                          Station operating expenses for the present year would have been lower by $0.6 million if we did not reflect station operating expenses from certain radio stations owned or operated this year in Sacramento and Portland, which stations have not been owned or operated by us for the entire six-month period ended June 30, 2003.

Considering these changes, the percentage change in station operating expenses would have been higher.  The increase in station operating expenses, after considering the changes as described above, was primarily due to an increase in the variable expenses associated with the increase in net revenues for the reasons described under net revenues.

Depreciation and Amortization Expenses:  Depreciation and amortization expenses remained flat at $7.3 million for the six months ended June 30, 2003 and 2002. The amortization expense during these periods was impacted by the amortization of acquired advertising contracts with lives of less than one year. The advertising contracts were acquired in connection with the acquisition of radio station assets in the Greensboro market during the first quarter of 2002 and in the Denver market during the second quarter of 2002 and the first quarter of 2003.

Corporate General and Administrative Expenses:  Corporate general and administrative expenses, which includes non-cash compensation expense, remained flat at $7.3 million for the six months ended June 30, 2003 and the six months ended June 30, 2002. Excluding non-cash compensation expense, corporate general and administrative expenses increased 11.0% to $7.1 million for the six months ended June 30, 2003 from $6.4 million for the six months ended June 30, 2002. The increase was primarily due to: (1) the addition of several new staff positions; (2) the costs associated with an increase in the number of stations owned or operated during this period as compared to the prior period; (3) an increase in accounting fees primarily as a result of regulatory changes for public companies; and (4) the effects of inflation. Non-cash compensation expense decreased to $0.2 million for the six months ended June 30, 2003 from $0.9 million for the six months ended June 30, 2002, primarily due to the recognition in the prior year of $0.7 million in non-cash compensation expense from the May 2, 2002 modification of option grants for retiring members of our Board of Directors.

Operating Income:  Operating income increased 15.2% to $62.1 million for the six months ended June 30, 2003 from $53.9 million for the six months ended June 30, 2002. The 15.2% increase was due to: (1) the factors described above (i.e., changes in Net Revenues, Station Operating Expenses, Depreciation and Amortization Expenses, and Corporate General and Administrative Expenses); (2) a $4.7 million decrease in time brokerage agreement fees to $0.7 million for the six months ended June 30, 2003 from $5.4 million for the six months ended June 30, 2002, resulting from the termination of time brokerage agreements upon completion of the acquisitions of our Denver radio stations, partially offset by a new time brokerage agreement entered into in 2003; and (3) a $0.2 million loss on sale of assets for the six months ended June 30, 2003 from a marginal gain for the six months ended June 30, 2002.

•                                          Operating income for the prior year would have been higher by $1.1 million if our acquisitions of radio stations in Denver, net of our disposition of a radio station in Wichita, had all occurred as of January 1, 2002 (exclusive of the effect of depreciation and amortization and time brokerage agreement fees).

•                                          Operating income for the prior year would have been lower by $0.8 million had we reflected the changes as of January 1, 2002 for the following significant contracts that were accounted for as separate profit centers: (i) the contract with the Seattle Mariners Baseball Club that expired at the conclusion of last year’s baseball season in October 2002; (ii) a joint sales agreement to sell advertising time broadcast on KING-FM, located in

Seattle, Washington, that was terminated as of February 28, 2002; and (iii) the amendment of an agreement this year to allow us to sell advertising associated with the Seattle Seahawks.

•                                          Operating income for the present year would have been lower by $0.1 million if we did not reflect operating income from certain radio stations owned or operated this year in Sacramento and Portland (exclusive of time brokerage agreement fees and depreciation and amortization), which stations have not been owned or operated by us for the entire six month period ended June 30, 2003.

Considering these changes, the percentage change in operating income would have been lower.

Interest Expense:  Interest expense, including the financing cost of our 6.25% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES) and amortization of deferred financing costs, decreased 23.8% to $12.6 million for the six months ended June 30, 2003 from $16.6 million for the six months ended June 30, 2002.  The decrease in interest expense was mainly attributable to (1) the expiration at various times during the prior year of derivatives with a total notional amount of $198.0 million designated as cash flow hedges that effectively fixed our variable rate debt between 6.0% and 6.3%; (2) the conversion to equity and the redemption for cash in April 2003 of the $125.0 million in TIDES, offset by additional borrowings of $33.5 million at a lower rate of interest under our Bank Facility which was used to finance the redemption; (3) the expiration this year of derivatives with a total notional amount of $35.0 million designated as cash flow hedges that effectively fixed the interest rate for our variable rate debt at 6.1%; (4) a reduction of $93.5 million in our outstanding indebtedness as of March 5, 2002 from a portion of the cash proceeds from our equity offering; and (5) an overall reduction in interest rates from the prior year period, offset by the increase in interest expense from the $150.0 million 7.625% Senior Subordinated Notes issued on March 5, 2002.

Income Before Income Taxes and Accounting Change:  Income before income taxes and accounting change increased to $45.7 million for the six months ended June 30, 2003 from $36.2 million for the six months ended June 30, 2002. The increase in income before income taxes and accounting change was mainly attributable to: (1) a reduction this year in time brokerage agreement fees as a result of termination of time brokerage agreements upon completion of the acquisitions of our Denver radio stations; (2) a reduction in interest expense as a result of the factors described above under interest expense; (3) an improvement this year in net revenues, net of an increase in operating expenses, for the reasons described above; and (4) the dissolution of our equity investment in an Internet partnership in the third quarter of last year that resulted in an equity loss from unconsolidated affiliate of $1.8 million for the six months ended June 30, 2002.

Income Taxes:  Our income taxes increased 18.4% to $17.2 million for the six months ended June 30, 2003 from $14.6 million for the six months ended June 30, 2002.  This increase is a result of increased income before income taxes and accounting change.  Income tax expense as a percentage of income before income taxes and accounting change was 37.7% for the six months ended June 30, 2003 as compared to 40.2% for the six months ended June 30, 2002. The decrease in the income tax expense was a result of the benefits from certain state tax planning strategies.

Net Income (Loss):  We had net income of $28.5 million for the six months ended June 30, 2003 as compared to a net loss of $117.2 million for the six months ended June 30, 2002.  The increase in net income is mainly attributable to the prior year’s $138.9 million impairment charge, net of a deferred tax benefit of $92.6 million, under the cumulative effect of accounting change as an accumulated transition adjustment attributable to the adoption on January 1, 2002 of SFAS No. 142, “Goodwill and Other Intangible Assets”, which was offset by a $6.8 million increase in income before accounting change, for the reasons described above, net of taxes. The markets for which we recorded an impairment charge in the prior year were Buffalo, Gainesville, Greensboro, Greenville, Memphis, New Orleans, Norfolk, Rochester, Wichita and Wilkes-Barre/Scranton.

Three Months Ended June 30, 2003 As Compared To The Three Months Ended June 30, 2002

Net Revenues:  Net revenues decreased 0.8% to $107.6 million for the three months ended June 30, 2003 from $108.5 million for the three months ended June 30, 2002.

•                                          Net revenues in the prior year would have been lower by $4.3 million if we reflected a change as of April 1, 2002 for a significant contract that was accounted for as a separate profit center (the Seattle Mariners Baseball Club that expired at the conclusion of last year’s baseball season in October 2002).

•                                          Net revenues in the prior year would have been lower by $0.1 million if our disposition of a radio station in Wichita had occurred as of April 1, 2002.

•                                          Net revenues for the current year would have been lower by $0.7 million if we did not reflect net revenues from certain radio stations owned or operated this year in Sacramento and Portland, which stations have not been owned or operated by us for the entire three-month period ended June 30, 2003.

Considering these changes, net revenues would have increased as a percentage of the prior year’s net revenues. The increase change in net revenues was primarily due to (i) continued improvement in most of our markets during the second quarter of this year despite the disruptive effect that the Iraqi war had on advertising and (ii) continued improvement in revenue market share gains in most of our markets. The decrease in net revenues, without considering the changes as described above, was primarily attributable to the Seattle market as a result of the termination of a contract with the Seattle Mariners Baseball Club, partially offset by the Denver, New Orleans and Sacramento markets contributing the most to net revenue increases.

Station Operating Expenses:  Station operating expenses decreased 1.5% to $59.7 million for the three months ended June 30, 2003 from $60.7 million for the three months ended June 30, 2002.

•                                          Station operating expenses for the prior year would have been lower by $3.3 million if we reflected the change as of April 1, 2002 for the following significant contracts that were accounted for as separate profit centers: (i) the contract with the Seattle Mariners Baseball Club that expired at the conclusion of last year’s baseball season in October 2002 and (ii) the amendment of an agreement this year to allow us to sell advertising associated with the Seattle Seahawks.

•                                          Station operating expenses for the prior year would have been lower by $0.2 million if our disposition of a radio station in Wichita had occurred as of April 1, 2002.

•                                          Station operating expenses for the present year would have been lower by $0.6 million if we did not reflect station operating expenses from certain radio stations owned or operated this year in Sacramento and Portland, which stations have not been owned or operated by us for the entire three-month period ended June 30, 2003.

Considering these changes, station operating expenses would have increased as a percentage of the prior year’s station operating expenses. The increase was primarily due to an increase in the variable expenses associated with the increase in net revenues for the reasons described above under net revenues.

Depreciation and Amortization Expenses:  Depreciation and amortization expenses decreased 2.4% to $3.8 million for the three months ended June 30, 2003 from $3.9 million for the three months ended June 30, 2002. The amortization expense during the three months ended June 30, 2002 was impacted to a greater extent than the three months ended June 30, 2003, by the amortization of acquired advertising contracts with lives of less than one year. The advertising contracts were acquired in connection with the acquisition of radio station assets in the Greensboro market during the first quarter of 2002 and in the Denver market during the second quarter of 2002 and the first quarter of 2003.

Corporate General and Administrative Expenses:  Corporate general and administrative expenses, which includes non-cash compensation expense, decreased 4.9% to $3.7 million for the three months ended June 30, 2003 from $3.9 million for the three months ended June 30, 2002.  Excluding non-cash compensation expense, corporate general and administrative expenses increased 15.1% to $3.6 million for the three months ended June 30, 2003 from $3.1 million for the three months ended June 30, 2002. The increase was primarily attributable to: (1) an increase in accounting fees primarily as a result of regulatory changes for public companies; (2) the addition of several new staff positions; (3) the costs associated with an increase in the number of stations owned or operated during this period as compared to the prior period; and (4) the effects of inflation. Non-cash compensation expense decreased to $0.1 million for the three months ended June 30, 2003 from $0.8 million primarily due to the recognition last year of $0.7 million in non-cash compensation expense from the May 2, 2002 modification of option grants for retiring members of our Board of Directors.

Operating Income:  Operating income increased 9.2% to $40.1 million for the three months ended June 30, 2003 from $36.7 million for the three months ended June 30, 2002. The 9.2% increase was due to: (1) the factors described above (i.e., changes in Net Revenues, Station Operating Expenses, Depreciation and Amortization Expenses, and Corporate General and Administrative Expenses); (2) a $3.1 million decrease in time brokerage agreement fees to $0.1 million for the three months ended June 30, 2003 from $3.2 million for the three months ended June 30, 2002, resulting from termination of time brokerage agreements upon completion of the acquisitions of our Denver radio stations; partially offset by a new time brokerage agreement entered into in 2003 and (3) a $0.1 million loss on sale of assets for the three months ended June 30, 2003 from a marginal gain for the three months ended June 30, 2002.

•                                          Operating income for the prior year would have been lower by $1.0 million had we reflected the changes as of January 1, 2002 for the following significant contracts that were accounted for as separate profit centers: (i) the contract with the Seattle Mariners Baseball Club that expired at the conclusion of last year’s baseball season in October 2002 and (ii) the amendment of an agreement this year to allow us to sell advertising associated with the Seattle Seahawks.

•                                          Operating income for the prior year would have been higher by $0.1 million if our disposition of a radio station in Wichita had occurred as of April 1, 2002 (exclusive of the effect of depreciation and amortization).

•                                          Operating income for the current year would have been lower by $0.1 million if we did not reflect operating income from certain radio stations owned or operated this year in Sacramento and Portland, which stations have not been owned or operated by us for the entire three-month period ended June 30, 2003.

Considering these changes, the percentage change in operating income would have been higher.

Interest Expense:  Interest expense, including the financing cost of our 6.25% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES) and amortization of deferred financing costs, decreased 40.9% to $5.3 million for the three months ended June 30, 2003 from $9.0 million for the three months ended June 30, 2002.  The decrease in interest expense was mainly attributable to (1) the expiration at various times during the prior year of derivatives with a total notional amount of $198.0 million designated as cash flow hedges that effectively fixed our variable rate debt between 6.0% and 6.3%; (2) the conversion to equity and the redemption for cash in April 2003 of the $125.0 million in TIDES, offset by borrowings of $33.5 million at a lower rate of interest under our Bank Facility which was used to finance the redemption; (3) the expiration this year of derivatives with a total notional amount of $35.0 million designated as cash flow hedges that effectively fixed the interest rate for our variable rate debt at 6.1%; and (4) an overall reduction in interest rates from the prior year period, offset by the increase in interest expense from the $150.0 million 7.625% Senior Subordinated Notes issued on March 5, 2002.

Income Before Income Taxes:  Income before income taxes increased to $30.7 million for the three months ended June 30, 2003 from $26.7 million for the three months ended June 30, 2002.  The increase in income before income taxes was mainly attributable to: (1) a reduction this year in time brokerage agreement fees as a result of the termination of time brokerage agreements upon completion of the acquisitions of our Denver radio stations; (2) a reduction in interest expense as a result of the factors described above under interest expense; (3) the dissolution of our equity investment in an Internet partnership in the third quarter of last year that resulted in an equity loss from unconsolidated affiliate of $0.8 million for the three months ended June 30, 2002; and (4) a decrease in net loss from derivative instruments of $0.6 million for the three months ended June 30, 2003.

Income Taxes:  Our income taxes increased 7.8% to $11.6 million for the three months ended June 30, 2003 from $10.7 million for the three months ended June 30, 2002.  This increase is a result of increased income before income taxes.  Income tax expense as a percentage of income before income taxes was 37.6% for the three months ended June 30, 2003 as compared to 40.2% for the three months ended June 30, 2002. The decrease in the income tax expense was a result of the benefits from certain state tax planning strategies.

Net Income:  We had net income of $19.1 million for the three months ended June 30, 2003 as compared to $16.0 million for the three months ended June 30, 2002.  The increase in net income is mainly attributable to a $4.0 million increase in income before income taxes, for the reasons described above, net of taxes.

Liquidity and Capital Resources

Historically we have used a significant portion of our capital resources to consummate acquisitions.  Generally, these acquisitions are funded from one or a combination of the following sources: (1) our bank facility (described below);  (2) the issuance and sale of securities; (3) the swapping of our radio stations in transactions which qualify as “like-kind” exchanges under Section 1031 of the Internal Revenue Code; (4) internally-generated cash flow; and (5) cash and cash equivalents on hand.

Net cash flows provided by operating activities were $56.1 million and $38.2 million for the six months ended June 30, 2003 and 2002, respectively.  Changes in our net cash flows provided by operating activities are primarily a result of an increase in our cash collection of advertising revenues net of station operating expenses, which are affected by the acquisition and disposition of radio stations during those periods.

For the six months ended June 30, 2003 and the six months ended June 30, 2002, cash flows provided by operating activities were: (1) positively affected by an improvement in net revenues, net of station operating expenses, and (2) negatively affected by an increase in trade accounts receivables due to the seasonality of the business as second quarter net revenues are typically higher than the prior year’s fourth quarter net revenues and an increase in trade accounts receivable as a result of new stations owned or operated by us during these periods.

Net cash flows used in investing activities were $61.0 million and $155.7 million for the six months ended June 30, 2003 and 2002, respectively.  Net cash flows used in financing activities were $75.4 million for the six months ended June 30, 2003 and net cash flows provided by financing activities were $289.1 million for the six months ended June 30, 2002.  The cash flows for the six months ended June 30, 2003 reflect acquisitions of radio station assets, a decrease in station acquisition deposits and costs and a reduction in outstanding indebtedness.  The cash flows for the six months ended June 30, 2002 reflect acquisitions of radio station assets, payment of deposits for pending acquisitions and the consummation of debt and equity offerings, net of a reduction in outstanding indebtedness.

On March 4, 2003, we issued a notice of our intention to redeem on April 7, 2003, all of our outstanding 6.25% Convertible Subordinated Debentures. This redemption resulted in the corresponding redemption of the TIDES issued by Entercom Communications Capital Trust.  Prior to the redemption, holders of 1.2 million TIDES converted their securities into 1.4 million shares of our Class A common stock. On April 7, 2003, the Trust paid $66.1 million to the remaining TIDES holders in exchange for the remaining 1.3 million TIDES. We used $32.6 million from cash on hand and $33.5 million from our Bank Facility’s Revolver to meet the cash requirements for this redemption.

As of June 30, 2003, we had $12.3 million in cash and cash equivalents.  During the six months ended June 30, 2003, we decreased our net outstanding debt by $11.7 million and we acquired radio station assets in the amount of $79.2 million.  As of June 30, 2003, we had outstanding: (1) $274.7 million under our bank facility; (2) $0.4 million in a letter of credit; and (3) $150.0 million in senior subordinated notes.  In November 2002, we repaid $14.2 million of principal under our term loan that was required to be repaid by March 31, 2003 and in March 2003, we repaid $14.2 million of principal under our term loan that was required to be repaid by June 30, 2003.  As of June 30, 2003, we had credit available of $269.3 million under the revolving credit facility, subject to revolving commitment reductions as described below and subject to compliance with the covenants under the Bank Facility at the time of borrowing, to fund pending and future acquisitions.

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

On a continuing basis, credit rating agencies such as Moody’s Investor Services and Standard and Poor’s evaluate our debt. As a result of their review, our credit rating could change. Management believes that any significant downgrade in our credit rating could adversely impact our future liquidity. The effect of a change in the credit rating may include, among other things, interest rate changes under any or all future bank facilities, debentures, notes or other types of debt.

In addition to debt service, our principal liquidity requirements are for working capital and general corporate purposes, including capital expenditures, and, if appropriate opportunities arise, additional acquisitions. Over the past several years, we have accumulated federal and state corporate income tax net operating loss carryforwards. In the year 2003, however, we expect to pay corporate income taxes in the third and fourth quarters of 2003 after utilizing most of our net operating loss carryovers of $11.8 million as of June 30, 2003. Capital expenditures for the six months ended June 30, 2003, were $8.4 million.  We estimate that capital expenditures for the remainder of 2003 will be between $3.5 million and $4.5 million and we anticipate that our capital expenditure needs for 2004 should be less than the current year. We believe that cash on hand and cash from operating activities, together with available borrowings under the Bank Facility Revolver, should be sufficient to permit us to meet our financial obligations and fund our operations. Our ability to meet our financial obligations and fund our operations could be adversely impacted, however, by factors such as prolonged downturns in the economy, poor performance by our stations, increased competition from other media, and other factors that could be a result of world events. In addition, we may require additional financing for future acquisitions, if any, and we cannot assure you that we will be able to obtain such financing at all or on terms considered favorable by us.

We entered into the Bank Facility as of December 16, 1999, with a syndicate of banks for $650.0 million in senior credit consisting of (1) $325.0 million in a reducing revolving credit facility and (2) $325.0 million in a multi-draw term loan that was fully drawn as of September 29, 2000.  The Bank Facility was established to: (1) refinance existing indebtedness; (2) provide working capital; and (3) fund corporate acquisitions. At our election, interest on any outstanding principal accrues at a rate based on either LIBOR plus a spread that ranges from 0.75% to 2.375% or on the prime rate plus a spread of up to 1.125%, depending on our leverage ratio. Under the Bank Facility, the reducing revolving credit facility and the multi-draw term loan mature on September 30, 2007 and reduce on a quarterly basis in amounts that vary from $12.2 million to $16.3 million for each loan. We anticipate that we will meet these quarterly debt reduction commitments through one or more of the following: (1) cash flows from operations; (2) additional permitted borrowings, if any, under the reducing revolving credit facility; (3) cash on hand; and (4) other debt or equity offerings to the extent permitted. The Bank Facility requires that we comply with certain financial covenants and leverage ratios that are defined terms within the agreement.  Compliance with these requirements affects our ability to draw down under the revolver.  Certain of these financial covenants and leverage ratios include but are not limited to the following:  (1) total debt to operating cash flow; (2) operating cash flow to interest expense; (3) operating cash flow to pro forma debt service; and (4) operating cash flow to fixed charges.  Management believes we are in compliance with all financial covenants and leverage ratios and all other terms of the agreement.  On March 3, 2003, we entered into an amendment with our lenders under our bank facility that permitted us to redeem the Convertible Preferred Securities, Term Income Deferrable Equity Securities (“TIDES”) and modified the terms for insurance coverage.

Contractual Obligations

The following table reflects a summary of our contractual obligations for the remainder of the year 2003 and thereafter:

	payments due by period
Contractual Obligations:	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(amounts in thousands)

Long-term debt obligations (1)	$424,989	$28,445	$195,053	$51,292	$150,199
Operating lease obligations	60,710	3,608	21,470	11,674	23,958
Purchase obligations (2)	153,341	70,311	72,914	9,488	628
Other long-term liabilities (3)	103,584	—	100,287	4,876	(1,579)
Total	$742,624	$102,364	$389,724	$77,330	$173,206

(1)                                  (a)  Under our bank facility, the maturity on our outstanding debt of $274.7 million could be accelerated if we do not maintain certain covenants.

(b)  Under our $150.0 million 7.625% senior subordinated notes, the maturity could be accelerated if do not maintain certain covenants or could be repaid in cash by us at our option prior to the due date of the notes.

(2)                                  (a)  On May 19, 2003, we acquired for a purchase price of $21.2 million, a radio station under litigation, court proceedings and a decision by the California Superior Court. Of the $25.0 million that was placed by us in an escrow account along with a $7.5 million letter of credit under a court order, $15.0 million has been released to Royce and the $7.5 million letter of credit has been cancelled. As described below under Part II, Item 1, Legal Proceedings, a successful appeal by Royce could reverse this transaction and Royce could be awarded damages.

(b)  We currently have a pending transaction to acquire the assets of two radio stations for a purchase price of $44.0 million in cash.

(c)  We are obligated to provide a letter of credit in the amount of $0.4 million for a general insurance policy.

(d)  We have a contingent liability of $1.1 million to the national sales representative of the former owner of one of our markets. The primary obligor of this liability is the responsibility of our current national sales representative and arose in connection with our acquisition of the stations involved.

(e)  Under a partnership agreement, carried as an investment, we may be required to increase our investment by $0.4 million.

(f)  We have construction obligations outstanding in the amount of $0.5 million in connection with the relocation and consolidation of certain of our studio facilities.

(g)  In addition to the above, purchase obligations of $106.9 million include contracts for on-air personalities, sports programming rights, ratings services and television advertising.

(3)                                  (a)  Under certain circumstances, our interest rate derivative with an aggregate notional amount of $30.0 million and a liability of $4.6 million at June 30, 2003, could be due and payable prior to the expiration of the agreement.

(b)  We have deferred income tax liabilities of $97.8 million that are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

(c)  Under Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” we have deferred rent liabilities of $1.1 million related to our recognition of escalated rents on a straight-line basis over the term of the lease agreements.

Off-Balance Sheet Arrangements

We utilize letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under our bank facility. An outstanding letter of credit as of June 30, 2003 was immaterial. We did not have any other off-balance sheet arrangements as of June 30, 2003.

Recent Accounting Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which requires all variable interest entities to be consolidated by the primary beneficiary.  The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity.  In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority.  The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. We did not have any such variable interest entities as of June 30, 2003 and accordingly, the adoption of FIN 46 did not have a material impact on our financial position, cash flows or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. Management believes that based upon our current derivative position, the adoption of SFAS No. 149 will not have a material impact on our financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheet.  SFAS No. 150 affects an entity’s classification of the mandatorily redeemable instruments, financial instruments to repurchase an entity’s own equity instruments and financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based entirely on a fixed monetary amount known at inception or something other than changes in its own equity instruments. Adoption of SFAS No. 150 by us was effective as of June 30, 2003. We reclassified the 6.25% Convertible Preferred Securities, Term Income Deferrable Equity Securities (TIDES), to the liability section of the balance sheet in the prior year (see Note 8 on the redemption of the TIDES in the second quarter of 2003). We believe that the adoption of SFAS No. 150 did not have a material impact on our financial position, cash flows or results of operations.

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

Allowance for Doubtful Accounts

We must make an estimated allowance for doubtful accounts for estimated losses resulting from our customers’ inability to make payments to us. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances may be required.

Radio Broadcasting Licenses and Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets.  As of June 30, 2003 we had recorded approximately $1.3 billion in radio broadcasting licenses and goodwill, which represented approximately 84.9% of our total assets.  In assessing the recoverability of these assets, we must conduct annual impairment testing required by SFAS No. 142 and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value.  We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets and our estimate of the value contains assumptions incorporating variables that are based on past experiences and judgments about future performance of our stations. These variables would include but not be limited to the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures and the likely media competition within the market area. Changes in our estimates of the fair value of these assets could result in future period write downs in the carrying value of our broadcasting licenses and goodwill assets.

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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate bank facility.  Under certain bank facility covenants that are measured periodically, we may be required from time to time to protect ourselves from interest rate fluctuations through the use of derivative rate hedging instruments.  If the borrowing rates under LIBOR were to increase 1% above the current rates as of June 30, 2003, our interest expense under our bank facility would increase approximately $2.4 million on an annual basis, including any interest expense associated with the use of derivative rate hedging instruments as described below.

As of June 30, 2003, we had a derivative rate hedging transaction in place for a notional amount of $30.0 million that effectively fixes LIBOR at 5.8% and expires in 2008.  The fair value of the rate hedging transaction at June 30, 2003, based upon current market rates, is included as derivative instruments in other long-term liabilities according to the maturity date of the instrument.  Our rate hedging transaction is tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis.  The fair value of the hedging transaction is affected by a combination of several factors, including the change in the three-month LIBOR rate and the forward interest rate to maturity.  Any increase in the three-month LIBOR rate and/or the forward interest rate to maturity results in a more favorable valuation, while any decrease in the three-month LIBOR rate and/or forward interest rate to maturity results in a less favorable valuation.  The increase in the liability for the fair value of the instrument as of June 30, 2003, was due primarily to: (1) a decrease in the forward interest rate to maturity and (2) a decrease in LIBOR rates, offset by the expiration during the six months ended June 30, 2003 of a rate hedging transaction for a notional amount of $35.0 million.

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

ITEM 4.     Controls and Procedures

Evaluation of Controls and Procedures

(a)                                  The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) [as adopted] of the Exchange Act.  These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within time periods required by the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  Based on their most recent evaluation, which was completed as of the end of the quarterly period covered by this Form 10-Q (the “Evaluation Date”), our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) [as adopted]) were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

On May 19, 2003 we acquired the assets of radio station KWOD-FM, Sacramento, California, from Royce for a purchase price of $21.2 million in cash (see Note 5).  This acquisition was accomplished following extensive litigation.  Specifically, in February 1996, we entered into a letter agreement with Royce pursuant to which we agreed to purchase, and Royce agreed to sell, the assets of radio station KWOD-FM.  In July 1999, we filed suit to specifically enforce the terms of the letter agreement since Royce refused to proceed with the transaction.  In April 2002, the California Superior Court issued an Interlocutory Judgment requiring (i) Royce to sell the assets of radio station KWOD-FM to us and (ii) for us to place $25.0 million in cash in escrow and to post a $7.5 million irrevocable standby letter of credit pending all appeals.  In May 2003, the California Superior Court ruled that we were entitled to $3.8 million in damages as a credit against the original $25.0 million purchase price.  With the completion of closing in May 2003, the California Superior Court authorized the release to Royce of $15.0 million in cash from the escrow fund and the cancellation of the $7.5 million irrevocable standby letter of credit.  The remaining $10.0 million in the escrow deposit will remain until all appeals are concluded.  In May 2003, the California Court of Appeals affirmed in full the ruling of the California Superior Court, and in July 2003, the Supreme Court of California declined the petition of Royce to review the matter.  Notwithstanding the foregoing, we cannot determine the amount of time required for the appeal process to be completed. We estimate that the impact of an unfavorable outcome will not materially impact our financial position, results of operations or cash flows.

In October 1999, The Radio Music License Committee, of which we are a participant, filed a motion in the New York courts against Broadcast Music, Inc. commencing a rate-making proceeding, on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees. The proceeding to determine the rate in the U.S. District Court has been adjourned as RMLC and BMI are engaged in settlement discussions, with the outcome of this matter undetermined at this time. The RMLC is also currently in negotiations with the American Society of Composers, Authors and Publishers (“ASCAP”) on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees.  We are currently operating under interim license agreements with BMI and ASCAP for the periods commencing January 1, 1997 and January 1, 2001, respectively, at the rates and terms reflected in prior agreements. In July 2003, the RMLC entered into an agreement on behalf of the radio industry with BMI. This agreement, which is subject to approval by the U.S. District Court, replaces the interim agreement under which we had been operating since January 1, 1997. Management estimates that the impact of this agreement will not materially affect our financial position, results of operations or cash flows. We estimate that an unfavorable outcome with ASCAP will not materially impact our financial position, results of operations or cash flows.

ITEM 2.                                                     Changes in Securities and Use of Proceeds

On March 4, 2003, we issued a notice of our intention to redeem on April 7, 2003, all of our outstanding 6.25% Convertible Subordinated Debentures. The redemption of the debentures resulted in the corresponding redemption of the TIDES issued by the Trust.  Prior to the redemption, holders of 1.2 million TIDES converted their securities into 1.4 million shares of our Class A common stock. On April 7, 2003, the Trust paid $66.1 million to the remaining TIDES holders in exchange for remaining 1.3 million TIDES.  In June 2003, the Trust was dissolved.

ITEM 3.                                                     Defaults Upon Senior Securities

None to report.

ITEM 4.                                                     Submission of Matters to a Vote of Security Holders

(a)                                  On May 15, 2003, we held our annual shareholders’ meeting.

(b)                                 At our annual shareholders’ meeting, (i) David J. Berkman and Daniel E. Gold were elected as Class A directors for one-year terms and (ii) Joseph M. Field, David J. Field, John C. Donlevie, Herbert Kean, and Edward H. West were elected as directors for one-year terms expiring at the 2004 annual shareholders’ meeting.

(c)                                  The following matters were voted on and approved at our annual shareholders’ meeting: (i) the election of Class A directors and (ii) the election of all remaining directors. The results of voting at the annual meeting of the shareholders were as follows:

Proposal No. 1 (Election of Class A Directors)

Nominee	For	Against	Withheld and Broker Non- Votes
David J. Berkman	33,360,267	—	862,970
Daniel E. Gold	33,360,332	—	862,905

Proposal No. 2 (Election of Remaining Directors)

Nominee	For	Against	Withheld and Broker Non- Votes
Joseph M. Field	120,614,423	—	1,056,864
David J. Field	120,580,358	—	1,090,929
John C. Donlevie	120,614,758	—	1,056,529
Herbert Kean	119,483,961	—	2,187,326
Edward H. West	120,824,982	—	846,305

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

10.01

Option Agreement, dated as of December 24, 2001 among Entercom Communications Corp., Entercom Denver LLC, Entercom Denver License LLC, Tribune Denver Radio, Inc. and Tribune Broadcasting Company.  (4) (Originally filed as Exhibit 10.01)

10.02

First Amendment to Option Agreement, dated as of May 8, 2002 among Entercom Communications Corp., Entercom Denver LLC, Entercom Denver License LLC, Tribune Denver Radio, Inc. and Tribune Broadcasting Company.  (4)  (Originally filed as Exhibit 10.02)

10.03

Second Amendment to Option Agreement, dated as of July 24, 2002 among Entercom Communications Corp., Entercom Denver LLC, Entercom Denver License LLC, Tribune Denver Radio, Inc. and Tribune Broadcasting Company.  (4)  (Originally filed as Exhibit 10.03)

10.04

Credit Agreement, dated as of December 16, 1999, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital Inc., as Administrative Agent and Co-Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein.  (5)

10.05

First Amendment to Credit Agreement, dated as of May 31, 2001, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital, Inc., as Administrative Agent, and Co-Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein.  (6)

10.06

Second Amendment to the Credit Agreement, dated as of February 6, 2002, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital, Inc., as Administrative Agent, and Co-Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein.  (7)

10.07

Third Amendment to the Credit Agreement, dated as of March 3, 2003, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital, Inc., as Administrative Agent, and Co-Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein.  (8)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (9)(10)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (9)(10)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (9)(10)(11)

Exhibit Number	Description
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (9)(10)(11)
99.03	Second Amendment to the Entercom 1998 Equity Compensation Plan. (9)

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

(5)                                  Incorporated by reference to Exhibit 10.01 of our Current Report on Form 8-K, as filed on December 23, 1999.

(6)                                  Incorporated by reference to Exhibit 10.07 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, as filed on August 13, 2001.

(7)                                  Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on February 11, 2002.

(8)                                  Incorporated by reference to Exhibit 10.07 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed on May 14, 2003.

(9)                                  Filed herewith.

(10)                            In accordance with guidance from the Securities and Exchange Commission in Release numbers 33-8238 and 34-47986, we have elected to voluntarily comply with the final rules provided therein as they relate to submitting the 302 and 906 Certifications as exhibits to this report.

(11)                            These exhibits are submitted as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.

(b)                                 Reports on Form 8-K

On April 8, 2003, we filed an 8-K to update our revenue guidance for the first quarter of 2003, that included a disclosure of expected “Same Station Revenues”, a non-GAAP financial measure.

On May 8, 2003 and in accordance with the Securities and Exchange Commission’s Release numbers 33-8216 and 34-47583, we filed an 8-K of a May 5, 2003 press release announcing our first quarter 2003 results and revenue guidance for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP. (Registrant)

Date: August 8, 2003	/S/ David J. Field
Name: David J. Field Title: President and Chief Executive Officer (principal executive officer)

Date: August 8, 2003	/S/ Stephen F. Fisher
Name: Stephen F. Fisher Title: Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2) (Originally filed as Exhibit 3.02)
4.01	Indenture for the Convertible Subordinated Debentures due 2014 between Entercom Communications Corp., as issuer, and Wilmington Trust Company, as indenture trustee. (3)
4.02

Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee.  (2)  (Originally filed as Exhibit 4.02)

4.03

First Supplemental Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee.  (2)  (Originally filed as Exhibit 4.03)

10.01

Option Agreement, dated as of December 24, 2001 among Entercom Communications Corp., Entercom Denver LLC, Entercom Denver License LLC, Tribune Denver Radio, Inc. and Tribune Broadcasting Company.  (4) (Originally filed as Exhibit 10.01)

10.02

First Amendment to Option Agreement, dated as of May 8, 2002 among Entercom Communications Corp., Entercom Denver LLC, Entercom Denver License LLC, Tribune Denver Radio, Inc. and Tribune Broadcasting Company.  (4)  (Originally filed as Exhibit 10.02)

10.03

Second Amendment to Option Agreement, dated as of July 24, 2002 among Entercom Communications Corp., Entercom Denver LLC, Entercom Denver License LLC, Tribune Denver Radio, Inc. and Tribune Broadcasting Company.  (4)  (Originally filed as Exhibit 10.03)

10.04

Credit Agreement, dated as of December 16, 1999, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital Inc., as Administrative Agent and Co-Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein.  (5)

10.05

First Amendment to Credit Agreement, dated as of May 31, 2001, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital, Inc., as Administrative Agent, and Co-Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein.  (6)

10.06

Second Amendment to the Credit Agreement, dated as of February 6, 2002, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital, Inc., as Administrative Agent, and Co-Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein.  (7)

10.07

Third Amendment to the Credit Agreement, dated as of March 3, 2003, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital, Inc., as Administrative Agent, and Co-Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein.  (8)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (9)(10)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (9)(10)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (9)(10)(11)

Exhibit Number	Description
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (9)(10)(11)
99.03	Second Amendment to the Entercom 1998 Equity Compensation Plan. (9)

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

(5)                                  Incorporated by reference to Exhibit 10.01 of our Current Report on Form 8-K, as filed on December 23, 1999.

(6)                                  Incorporated by reference to Exhibit 10.07 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, as filed on August 13, 2001.

(7)                                  Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on February 11, 2002.

(8)                                  Incorporated by reference to Exhibit 10.07 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed on May 14, 2003.

(9)                                  Filed herewith.

(10)                            In accordance with guidance from the Securities and Exchange Commission in Release numbers 33-8238 and 34-47986, we have elected to voluntarily comply with the final rules provided therein as they relate to submitting the 302 and 906 Certifications as exhibits to this report.

(11)                            These exhibits are submitted as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.