Form 10-Q
period 2003-09-30
ENTERCOM COMMUNICATIONS CORP
filed 2003-11-12
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

Class A Common Stock,  $.01 par value — 42,117,551 Shares Outstanding as of November 9, 2003

Class B Common Stock,  $.01 par value — 9,260,905  Shares Outstanding as of November 9, 2003

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

i

PART I

FINANCIAL INFORMATION

ITEM 1.                             Financial Information

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND SEPTEMBER 30, 2003

(amounts in thousands)

(unaudited)

ASSETS
	DECEMBER 31, 2002	SEPTEMBER 30, 2003
CURRENT ASSETS:
Cash and cash equivalents	$92,593	$25,076
Accounts receivable, net of allowance for doubtful accounts	80,014	82,059
Prepaid expenses and deposits	5,508	7,160
Prepaid and refundable income taxes	894	1,064
Assets held for sale	—	2,325
Deferred tax assets	8,430	4,740
Total current assets	187,439	122,424

INVESTMENTS	9,396	10,586

PROPERTY AND EQUIPMENT:
Land, land easements and land improvements	11,681	11,476
Building	11,382	13,331
Equipment	89,553	96,075
Furniture and fixtures	13,455	14,895
Leasehold improvements	13,740	16,635
	139,811	152,412
Accumulated depreciation and amortization	(49,417)	(58,297)
	90,394	94,115
Capital improvements in progress	3,544	2,325
Net property and equipment	93,938	96,440

RADIO BROADCASTING LICENSES—Net	1,101,228	1,164,041

GOODWILL—Net	129,964	143,458

DEFERRED CHARGES AND OTHER ASSETS—Net	46,565	14,600

TOTAL	$1,568,530	$1,551,549

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND SEPTEMBER 30, 2003

(amounts in thousands)

(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	DECEMBER 31, 2002	SEPTEMBER 30, 2003
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,625	$12,626
Accrued liabilities:
Salaries	7,949	7,211
Interest	4,213	1,209
Advertiser obligations and commissions	2,818	2,366
Other	3,372	2,767
Derivative instruments	384	—
Current portion of long-term debt	42,671	62,985
Total current liabilities	73,032	89,164

SENIOR DEBT	244,044	195,281

7.625% SENIOR SUBORDINATED NOTES	150,000	150,000

OTHER LONG-TERM LIABILITIES:
Deferred tax liabilities	80,522	106,772
Derivative instruments	4,275	3,910
Deferred rent	1,152	1,615
Total other long-term liabilities	85,949	112,297
Total liabilities	553,025	546,742

COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY HOLDING SOLELY CONVERTIBLE DEBENTURES OF THE COMPANY (“TIDES”)	125,000	—

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Additional paid-in capital and other capital accounts	967,428	1,031,068
Accumulated deficit	(77,634)	(27,610)
Accumulated other comprehensive income (loss)	711	1,349
Total shareholders’ equity	890,505	1,004,807

TOTAL	$1,568,530	$1,551,549

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003

(amounts in thousands, except share and per share data)

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2002	2003
NET REVENUES	$289,367	$296,415

OPERATING EXPENSES (INCOME):
Station operating expenses	170,651	172,299
Depreciation and amortization	11,698	10,977
Corporate general and administrative expenses	10,704	10,905
Time brokerage agreement fees	6,682	1,169
Net (gain) loss on sale of assets	(1,147)	169
Total operating expenses	198,588	195,519
OPERATING INCOME	90,779	100,896

OTHER EXPENSE (INCOME):
Interest expense, including amortization of deferred financing costs of $887 in 2002 and $809 in 2003	19,093	15,605
Financing cost of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding solely convertible debentures of the Company	5,859	2,020
Interest income	(1,706)	(434)
Loss on extinguishment of debt	—	3,795
Equity loss from unconsolidated affiliate	3,352	—
Net loss (gain) on derivative instruments	2,269	(370)
TOTAL OTHER EXPENSE	28,867	20,616

INCOME BEFORE INCOME TAXES AND ACCOUNTING CHANGE	61,912	80,280

INCOME TAXES	24,894	30,256

INCOME BEFORE ACCOUNTING CHANGE	37,018	50,024

Cumulative effect of accounting change, net of taxes of $92,584 in 2002	(138,876)	—

NET (LOSS) INCOME	$(101,858)	$50,024

NET (LOSS) INCOME PER SHARE—BASIC:
Income before accounting change	$0.76	$0.98
Cumulative effect of accounting change, net of taxes	(2.85)	—
NET (LOSS) INCOME PER SHARE—BASIC	$(2.09)	$0.98

NET (LOSS) INCOME PER SHARE—DILUTED:
Income before accounting change	$0.75	$0.97
Cumulative effect of accounting change, net of taxes	(2.81)	—
NET (LOSS) INCOME PER SHARE—DILUTED	$(2.06)	$0.97

WEIGHTED AVERAGE SHARES:
Basic	48,670,307	50,815,937
Diluted	49,492,507	51,462,158

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2002	2003
NET REVENUES	$106,719	$107,788

OPERATING EXPENSES (INCOME):
Station operating expenses	61,829	61,171
Depreciation and amortization	4,372	3,681
Corporate general and administrative expenses	3,437	3,642
Time brokerage agreement fees	1,317	467
Net gain on sale of assets	(1,136)	(9)
Total operating expenses	69,819	68,952
OPERATING INCOME	36,900	38,836

OTHER EXPENSE (INCOME):
Interest expense, including amortization of deferred financing costs of $318 in 2002 and $244 in 2003	6,449	5,010
Financing cost of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding solely convertible debentures of the Company	1,953	—
Interest income	(595)	(45)
Equity loss from unconsolidated affiliate	1,547	—
Net loss (gain) on derivative instruments	1,827	(705)
TOTAL OTHER EXPENSE	11,181	4,260

INCOME BEFORE INCOME TAXES	25,719	34,576

INCOME TAXES	10,334	13,016

NET INCOME	$15,385	$21,560

NET INCOME PER SHARE — BASIC	$0.31	$0.42
NET INCOME PER SHARE — DILUTED	$0.31	$0.41

WEIGHTED AVERAGE SHARES:
Basic	49,784,171	51,352,585
Diluted	50,277,060	51,976,004

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003

(amounts in thousands)

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2002	2003
NET (LOSS) INCOME	$(101,858)	$50,024

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX BENEFIT OR PROVISION:
Unrealized (loss) gain on investments, net of tax benefit of $395 in 2002 and a tax provision of $368 in 2003	(593)	613
Unrealized gain on hedged derivatives, net of tax provision of $1,869 in 2002 and $15 in 2003	2,804	25

COMPREHENSIVE INCOME (LOSS)	$(99,647)	$50,662

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED STATEMENT OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2002	2003
NET INCOME	$15,385	$21,560

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX BENEFIT OR PROVISION:
Unrealized (loss) gain on investments, net of tax benefit of $588 in 2002 and a tax provision of $82 in 2003	(882)	137
Unrealized gain on hedged derivatives, net of tax provision of $222 in 2002	334	—

COMPREHENSIVE INCOME	$14,837	$21,697

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003

  (amounts in thousands)

  (unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2002	2003
OPERATING ACTIVITIES:
Net (loss) income	$(101,858)	$50,024
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,698	10,977
Amortization of deferred financing costs	887	809
Deferred taxes	21,913	30,256
Tax benefit on exercise of options	4,617	664
Provision for bad debts	2,691	2,658
(Gain) loss on dispositions and exchanges of assets	(1,147)	169
Non-cash stock-based compensation expense	1,047	338
Equity loss from unconsolidated affiliate	3,352	—
Net loss (gain) on derivative instruments	2,269	(370)
Cumulative effect of accounting change, net of tax	138,876	—
Deferred rent	199	463
Loss on extinguishment of debt	—	3,795
Changes in assets and liabilities (net of effects of acquisitions and dispositions)
Accounts receivable	(19,369)	(4,703)
Prepaid expenses and deposits	(1,981)	(1,652)
Prepaid and refundable income taxes	209	(170)
Accounts payable and accrued liabilities	2,008	(4,835)
Net cash provided by operating activities	65,411	88,423

INVESTING ACTIVITIES:
Additions to property and equipment	(6,317)	(11,992)
Proceeds from sale of property, equipment, intangibles and other assets	2,030	106
Purchases of radio station assets	(235,228)	(79,181)
Deferred charges and other assets	(471)	(206)
Purchases of investments	(458)	(208)
Proceeds from investments	132	—
Station acquisition deposits and costs	(29,972)	26,652
Net cash used in investing activities	(270,284)	(64,829)

FINANCING ACTIVITIES:
Proceeds from senior subordinated debt offering	150,000	—
Net proceeds from stock offering	196,413	—
Proceeds from issuance of long-term debt	45,500	93,000
Deferred financing expenses related to bank facility and senior subordinated debt	(4,643)	—
Payments of long-term debt	(132,885)	(121,449)
Payments upon redemption of TIDES	—	(66,079)
Proceeds from issuance of stock under the employee stock plan	500	475
Proceeds from the exercise of stock options	10,282	2,942
Net cash provided by (used in) financing activities	265,167	(91,111)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60,294	(67,517)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,751	92,593
CASH AND CASH EQUIVALENTS, END OF PERIOD	$71,045	$25,076

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$19,038	$12,103
Interest on TIDES	$5,859	$2,020
Income taxes paid	$—	$205

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003

  (amounts in thousands, except share data)

  (unaudited)

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES —

In connection with the issuance of certain awards of Restricted Stock for 5,000 shares and 18,148 shares of Class A Common Stock for the nine months ended September 30, 2002 and 2003, respectively, the Company increased its additional paid-in-capital by $184 and $823 for the nine months ended September 30, 2002 and 2003, respectively.

In connection with the exchange of radio station assets, the non-cash portion of assets recorded was $300 for the nine months ended September 30, 2003.

Prior to the redemption on April 7, 2003 of the remaining 1,281,526 TIDES holders for $66,079 in cash, the Company recorded a non-cash transaction as an increase of $60,924 to paid-in-capital as 1,218,474 TIDES holders converted their securities into 1,384,668 shares of Class A Common Stock. The Company also reduced paid-in-capital for the pro rata amount of unamortized deferred financing costs of $1,703 related to the conversion of the TIDES.

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued the Statement of Financial Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” that applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset.  Under SFAS No. 143, guidance is provided on measuring and recording the liability.  Adoption of SFAS No. 143 by the Company was effective on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position, results of operations  or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of SFAS No. 4, SFAS No. 64, “Extinguishments of Debt to Satisfy Sinking-Fund Requirements.”  SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  In the past, the Company has reflected losses from extinguishments of debt as extraordinary items.  Under SFAS No. 145, debt extinguishments are often routine, recurring transactions and in most circumstances would require treatment other than as an extraordinary item.  Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board (“APB”) Opinion No. 30 for classification as an extraordinary item shall be reclassified. Adoption of SFAS No. 145 by the Company was effective on January 1, 2003. During the second quarter of 2003, the Company redeemed the remaining Convertible Preferred Securities, Term Income Deferrable Equity Securities and recorded a loss on extinguishment of debt of $3.8 million to the statement of operations for the nine months ended September 30, 2003 (see Note 8). Under the provisions of SFAS No. 145, the Company did not record this loss as an extraordinary expense. The adoption of SFAS No. 145 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured at fair value only when the liability is incurred.  Adoption of SFAS No. 146 by the Company was effective on January 1, 2003 and was not retroactive to prior years. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45 entitled “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which provides for an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FIN 34.  This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued.  This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  Adoption of FIN 45 by the Company was effective on January 1, 2003 and will be applied prospectively to all guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial position, results of operations or cash flows (see Note 10 for further discussion).

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” that amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.  Adoption of SFAS No. 148 by the Company was effective on January 1, 2003.  The Company currently accounts for stock-based compensation plans under APB No. 25 for employees and under SFAS No. 123 for non-employees.  The Company believes that the adoption of SFAS No. 148 did not have a material impact on the Company’s financial position, results of operations or cash flows as management does not anticipate changing the Company’s method to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which requires all variable interest entities to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. A variable interest entity is an entity where the primary beneficiary’s interest in the entity can change with changes in factors other than the amount of investment in the entity. The interpretation also expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority.  The disclosure requirements of FIN 46 were effective for all financial statements issued after January 31, 2003. The consolidation requirements of FIN 46 are deferred until December 31, 2003 for interests held in variable interest entities or potential variable interest entities created prior to February 1, 2003. The Company is currently evaluating the impact that FIN 46 will have on the Company’s financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheet.  SFAS No. 150 affects an entity’s classification of the mandatorily redeemable instruments, financial instruments to repurchase an entity’s own equity instruments and financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based entirely on a fixed monetary amount known at inception or something other than changes in its own equity instruments. Adoption of SFAS No. 150 by the Company was effective as of June 30, 2003.. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position, results of operations or cash flows.

2.                                      INCENTIVE STOCK-BASED COMPENSATION

The Company accounts for its incentive stock-based compensation under the intrinsic value method in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” as interpreted by FIN 44, “Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25.”  The Company presents the pro forma disclosures required by SFAS No. 123 “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” and related Interpretations.  SFAS No. 123 requires disclosure of the pro forma effects on net income and net income per share had the fair value recognition provisions of SFAS No. 123 been adopted.  SFAS No. 123 permits the use of either a fair value based method or the intrinsic value method to measure the expense associated with stock-based compensation arrangements.

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

The weighted average fair value of each option granted under the various stock option plans for the nine months ended September 30, 2002 and 2003 was $24.14 and $18.78 respectively, and for the three months ended September 30, 2002 and 2003 was $19.77 and $19.84 respectively.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months and Three Months Ended September 30,
	2002	2003
Expected life (years)	5.00	5.00
Expected volatility factor	0.53	0.44
Risk-free interest rate (%)	4.40	2.76
Expected dividend yield (%)	—	—

In accordance with the interim disclosure provisions of SFAS No. 148, the following table presents the pro forma effect on our net income (loss) had compensation expense under the Equity Compensation Plan (see Note 3) been recorded for the nine months and three months ended September 30, 2002 and 2003, as determined under the fair value method:

	Nine Months Ended September 30,
	2002	2003
	(amount in thousands, except per share data) (unaudited)
Income before accounting change	$37,018	$50,024
Cumulative effect of accounting change, net of taxes of $92,584 in 2002	(138,876)	—
Net income (loss)—as reported	(101,858)	50,024
Add: Compensation expense included in net income (loss), net of taxes of $379 in 2002 and $21 in 2003	569	35
Subtract: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes of $6,554 in 2002 and $7,058 in 2003	9,832	11,764
Net income (loss)—pro forma	$(111,121)	$38,295
Basic net income (loss) per share—as reported	$(2.09)	$0.98
Basic net income (loss) per share—pro forma	$(2.28)	$0.75
Diluted net income (loss) per share—as reported	$(2.06)	$0.97
Diluted net income (loss) per share—pro forma	$(2.25)	$0.74

	Three Months Ended September 30,
	2002	2003
	(amount in thousands, except per share data) (unaudited)
Net income—as reported	$15,385	$21,560
Add: Compensation expense included in net income, net of taxes of $39 in 2002 and $7 in 2003	59	12
Subtract: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes of $2,094 in 2002and $2,437 in 2003	3,142	4,060
Net income—pro forma	$12,302	$17,512
Basic net income per share—as reported	$0.31	$0.42
Basic net income per share—pro forma	$0.25	$0.34
Diluted net income per share—as reported	$0.31	$0.41
Diluted net income per share—pro forma	$0.24	$0.34

3.                                      STOCK OPTIONS AND RESTRICTED STOCK

On June 24, 1998, the Company adopted its 1998 Equity Compensation Plan (“Plan”).  The Plan allows officers (including those also serving as directors) and other employees, non-employee directors and key advisors and consultants, selected by a Committee of Board of Directors, to receive incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights in the Common Stock of the Company.  The restricted stock that has been issued vests over periods that vary up to four years.  The options that have been issued vest over a four-year period and expire ten years from the date of grant.  The Company has reserved 2.5 million shares plus 10% of the combined classes of Common Stock outstanding at the time of grant for issuance under the Plan. The Company recognized non-cash compensation expense for (A) the granting of restricted stock and (B)(i) options granted where the option price is less than the market value of shares on the grant date; (ii) options issued to non-employees; (iii) performance based options; and (iv) options where the exercise period was extended for certain members of our Board of Directors who retired on May 2, 2002.

During the nine months ended September 30, 2002 and 2003, the Company issued non-qualified options to purchase 1,193,432 shares and 1,290,416 shares, respectively, of its Class A Common Stock at prices per share ranging from $32.18 to $57.15 and $44.02 to $51.01, respectively. All of the options become exercisable over a four-year period.  In connection with the award of stock options, the Company recognized non-cash stock-based compensation expense in the amount of $948,000 and $56,000 for the nine months ended September 30, 2002 and 2003, respectively, and $98,000 and $19,000 for the three months ended September 30, 2002 and 2003, respectively.

During the nine months ended September 30, 2003, the Company issued 18,148 shares of Restricted Stock and increased its additional paid-in-capital by $0.8 million.  The shares of Restricted Stock vest over periods that range from one to four years. In connection with awards of Restricted Stock, the Company recognized non-cash stock-based compensation expense in the amount of $99,000 and $282,000 for the nine months ended September 30, 2002 and 2003, respectively, and $33,000 and $108,000 for the three months ended September 30, 2002 and 2003, respectively.

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

Indefinite-Lived Intangibles

SFAS No. 142 requires the Company to test broadcasting licenses on an annual basis and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of broadcasting licenses below the amount reflected in the balance sheet. The annual test, which is performed by the Company in the first quarter of each year, requires that the Company determine (i) the reporting unit and (ii) compare the carrying amount of the broadcasting licenses reflected on the balance sheet in each reporting unit to the fair value of the reporting unit’s broadcasting licenses.

The Company determines the fair value of the broadcasting licenses by relying primarily on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The fair value contains assumptions incorporating variables that are based on past experiences and judgments about future performance of the Company’s stations. These variables would include but not be limited to the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures and the likely media competition within the market area.

For the Nine Months Ended September 30, 2002

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

For the Nine Months Ended September 30, 2003

During the first quarter of 2003, the Company completed the non-amortizing intangible asset impairment test for broadcasting licenses and determined that (i) the reporting unit as a radio market and (ii) the fair value of the broadcasting licenses was equal to or greater than the amount reflected in the balance sheet for each of the markets tested. No event occurred or circumstances changed since the first quarter 2003 impairment test that would more likely than not, change the fair value of broadcasting licenses below the amount reflected in the balance sheet and accordingly, no impairment charge was recorded for the nine months ended September 30, 2003. If actual market conditions are less favorable than those projected by the industry or the Company, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s broadcasting licenses below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods. The amount of unamortized broadcasting licenses reflected in the balance sheet as of September 30, 2003 was $1.2 billion.

Goodwill

SFAS No. 142 requires the Company to test goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of goodwill below the amount reflected in the balance sheet.  The Company performs its annual impairment test during the second quarter of each year by (i) determining the reporting unit and (ii) comparing the fair value for each reporting unit with the amount reflected on the balance sheet. If the fair value for any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to the amount reflected in the balance sheet.

To determine the fair value, the Company uses an income or market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.

For the Nine Months Ended September 30, 2002

During the second quarter of 2002, the Company completed the transitional assessment of goodwill as required by SFAS No. 142 and (i) determined the reporting unit as a radio market and (ii) compared the fair value of each market to the amount reflected in the balance sheet for each market. The Company determined that the carrying amount of goodwill for each of the Company’s markets did not exceed the fair value and accordingly, the Company did not need to perform the second step of the impairment test.  For the nine months ended September 30, 2002, the Company did not recognize an impairment charge.

For the Nine Months Ended September 30, 2003

During the second quarter of 2003, the Company performed its annual impairment test and (i) determined the reporting unit as a radio market and (ii) compared the fair value for each market with the amount reflected on the balance sheet. Since the fair value of goodwill for each market was not less than the amount reflected in the balance sheet, no impairment charge was recorded. No event occurred or circumstances changed since the second quarter 2003 impairment test that would more likely than not, change the fair value of goodwill below the amount reflected in the balance sheet and accordingly, no impairment charge was recorded for the nine months ended September 30, 2003. If actual market conditions are less favorable than those projected by the industry or the Company, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods. The amount of goodwill reflected in the balance sheet as of September 30, 2003 was $143.5 million.

The changes in the carrying amount of goodwill, in thousands, for the nine months ended September 30, 2003 were as follows:

Balance as of December 31, 2002	$129,964
Goodwill acquired during the nine months ended September 30, 2003	13,494
Balance as of September 30, 2003	$143,458

Definite-Lived Intangibles

Effective January 1, 2002, the Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” that addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it removes certain assets such as deferred tax assets, goodwill and intangible assets not being amortized from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on long-lived assets held for use.  SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business.  SFAS No. 144 retains, however, the requirement in APB Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position,  results of operations or cash flows.

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, and acquired advertising contracts that are amortized in accordance with SFAS No. 142.  These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows.  The amounts of the amortization expense for definite-lived intangible assets were $1.8 million and $0.4 million for the nine months ended September 30, 2002 and 2003, respectively, and $1.1 million and under $0.1 million for the three months ended September 30, 2002 and 2003, respectively. As of September 30, 2003, the Company reflected $0.2 million in unamortized definite-lived assets, which amounts are included in deferred charges and other assets on the balance sheet.

The following table presents the Company’s estimate of amortization expense, in thousands, for each of the succeeding years ending December 31, for definite-lived assets:

Definitive Lived Assets
Years ending December 31,
2003 (excludes the nine months ended September 30, 2003)	$26
2004	102
2005	64
2006	5
2007	—
Thereafter	—
Total	$197

5.                                      ACQUISITIONS AND UNAUDITED PRO FORMA SUMMARY

Acquisitions for the Nine Months Ended September 30, 2003

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

Unaudited Pro Forma Summary

The following unaudited pro forma summary presents the consolidated results of operations as if any acquisitions which occurred during the period of January 1, 2002 through September 30, 2003 had all occurred as of January 1, 2002. The summary is also pro forma to include certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund acquisitions which would have been incurred had such acquisitions occurred as of January 1, 2002. For a discussion of these acquisitions, please refer to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2003, which should be read in conjunction with our condensed consolidated financial statements, the related notes and all other information included elsewhere in this Form 10-Q. These unaudited pro forma results, which do not reflect certain contracts or joint sales agreements that are accounted for as separate profit centers, have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Nine Months Ended September 30,
	2002	2003
	(amounts in thousands, except per share data)
	Pro Forma	Pro Forma
Net revenues	$292,463	$296,740
Income before accounting change	$32,828	$49,496
Cumulative effect of accounting change, net of taxes	$(138,876)	$—
Net income (loss)	$(106,048)	$49,496
Net income (loss) per share — basic	$(2.18)	$0.97
Net income (loss) per share — diluted	$(2.14)	$0.96

6.                                      SENIOR DEBT

The Company has a bank credit agreement (the “Bank Facility”) with a syndicate of banks which initially provided for senior secured credit of $650.0 million consisting of: (1) a $325.0 million reducing revolving credit facility (“Revolver”) and (2) a $325.0 million multi-draw term loan (“Term Loan”).  The Revolver and Term Loan, which mature on September 30, 2007, each reduce on a quarterly basis that began on September 30, 2002, in quarterly amounts that vary from $12.2 million to $16.3 million for each loan.  As of September 30, 2003, the Company had outstanding under the Bank Facility: (i) a $258.0 million Term Loan and (ii) a $0.4 million Letter of Credit under the Revolver.  Under the Term Loan, the Company prepaid in November 2002, March 2003 and August 2003, the principal in the amount of $14.2 million that was due on March 31, 2003, June 30, 2003 and September 30, 2003, respectively.  The Bank Facility requires the Company to comply with certain financial covenants and leverage ratios that are defined terms within the agreement and that include but are not limited to the following:  (1) Total Debt to Operating Cash Flow, (2) Operating Cash Flow to Interest Expense, (3) Operating Cash Flow to Pro Forma Debt Service and (4) Operating Cash Flow to Fixed Charges.  Management believes that the Company is in compliance with all financial covenants and leverage ratios and all other terms of the Bank Facility.  On March 3, 2003, the Company entered into a Third Amendment under the Bank Facility that permitted the Company to redeem the Convertible Preferred Securities, Term Income Deferrable Equity Securities (“TIDES”) and modified certain terms for insurance coverage.  The amount available under the $650.0 million Bank Facility as of September 30, 2003, was $257.6 million, subject to covenant compliance at the time of each borrowing and quarterly debt reduction commitments.

The Company enters into interest rate transactions with different banks to diversify its risk associated with interest rate fluctuations against the variable rate debt under the Bank Facility and to comply with certain covenants under the Bank Facility.  Under these transactions, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt.  The total notional amount outstanding as of September 30, 2003 was $30.0 million as one of these transactions in the notional amount of $35.0 million expired on January 10, 2003. The remaining agreement in the amount of $30.0 million, with an initial term of 10 years, effectively fixes the interest at a rate of 5.8% on current borrowings equal to the total notional amount (see Note 9).

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

Interest on the Notes, which are in denominations of $1,000 each, accrues at the rate of 7.625% per annum and is payable semi-annually in arrears on March 1 and September 1.  The Company may redeem the notes on and after March 1, 2007 at an initial redemption price of 103.813% of their principal amount plus accrued interest.  In addition, before March 1, 2005, the Company may redeem up to 35% of the Notes at a redemption price of 107.625% of their principal amount plus accrued interest, using proceeds of qualified equity offerings.  The Notes are unsecured and rank junior to the Company’s senior indebtedness.  In addition to the parent, Entercom Communications Corp., all of the Company’s other subsidiaries (excluding Entercom Communications Capital Trust, which was dissolved in June 2003, see Note 13) have fully and unconditionally guaranteed jointly and severally these Notes (“Subsidiary Guarantors”).  Under certain covenants, the Subsidiary Guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Notes and the Subsidiary Guarantors cannot incur additional indebtedness if the Leverage Ratio of Entercom Radio, LLC exceeds a specified level.

8.                                      CONVERTIBLE PREFERRED SECURITIES

Redemption of the Convertible Preferred Securities

On April 7, 2003, the Company redeemed all of its outstanding 6.25% Convertible Subordinated Debentures. Prior to the redemption, holders of 1.2 million TIDES converted their securities into 1.4 million shares of the Company’s Class A common stock. The Trust paid $66.1 million to the remaining TIDES holders as of April 7, 2003, which included a redemption premium of $2.0 million and accrued interest of $0.1 million, in exchange for the remaining 1.3 million TIDES. The Company used $32.6 million from cash on hand and $33.5 million from the Company’s Bank Facility’s Revolver to meet the cash requirements for this redemption.  The Company recorded the following: (1) for those TIDES holders who redeemed for cash, (a) loss on extinguishment of debt of $3.8 million to the statement of operations, which included the extinguishment of deferred financing costs of $1.8 million and a redemption premium of $2.0 million and (b) interest expense of $0.1 million for the period April 1, 2003 through April 6, 2003 to the statement of operations; and (2) for those TIDES holders who converted to shares of the Company’s Class A Common Stock, (a) an increase in shareholders’ equity of $60.9 million, offset by extinguishment of deferred financing costs of $1.7 million and (b) a decrease in deferred charges and other assets of $3.5 million to write off the deferred financing costs.

The Terms of the Convertible Preferred Securities

On October 6, 1999, the Company sold 2,500,000 Convertible Preferred Securities, Term Income Deferrable Equity Securities (“TIDES”), including underwriters’ over-allotments at an offering price of $50.00 per security.  The net proceeds to the Company after deducting underwriting discounts and other offering expenses, was $120.5 million.  The TIDES represented undivided preferred beneficial ownership interest in the assets of Entercom Communications Capital Trust (“Trust”).  The Trust used the proceeds to purchase from the Company an equal amount of 6.25% Convertible Subordinated Debentures due 2014 (“Debentures”). Upon the due date of the Debentures, the Company was required to pay the outstanding amount due to the Trust and the Trust was required to redeem all of the outstanding TIDES. The Company owned all of the common securities issued by the Trust.  The Trust existed for the sole purpose of issuing the common securities and the TIDES. The Trust’s sole assets consisted of the $125.0 million aggregate principal amount of the Company’s 6.25% Convertible Subordinated Debentures that were due September 30, 2014. The Company had entered into several contractual arrangements for the purpose of fully, irrevocably and unconditionally guaranteeing the Trust’s obligations under the TIDES. The holders of the TIDES had a preference with respect to each distribution and amounts payable upon liquidation, redemption or otherwise over the holders of the common securities of the Trust. Each TIDES was convertible into shares of the Company’s Class A Common Stock at the rate of 1.1364 shares of Class A Common Stock for each TIDES. The Company completed this offering on October 6, 1999, and issued 2,500,000 TIDES at $50.00 per TIDES. Effective October 3, 2002, the TIDES were fully or partially redeemable by the Company by providing the TIDES holder the option to receive cash at a defined premium or to convert to equity. The TIDES were convertible into Class A Common Stock at $44.00 per share.  Following the redemptions, Trust was dissolved in June, 2003.

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

For the Nine and Three Months Ended September 30, 2002

Non-Hedge Accounting Treatment

During the nine and three months ended and as of September 30, 2002, the Company had a derivative outstanding with an aggregate notional amount of $30.0 million that did not qualify for hedge accounting treatment. For the nine and three months ended September 30, 2002, the Company recorded to the statement of operations, a $2.4 million loss and a $1.8 million loss, respectively, under net loss on derivative instruments.

Hedge Accounting Treatment

During the nine and three months ended September 30, 2002, the Company had derivatives outstanding with notional amounts of $233.0 million and $95.0 million, respectively, ($35.0 million was outstanding as of September 30, 2002) which were designated as cash flow hedges that qualified for hedge accounting treatment. For the nine and three months ended September 30, 2002, the Company recorded (1) the ineffective amount of the hedges to the statement of operations as a $0.1 million gain and a marginal loss, respectively, under net loss on derivative instruments and (2) the effective amount of the hedges to the statement of other comprehensive income (loss) as a $4.7 million gain to unrealized net gain (loss) on hedged derivatives.

For the Nine and Three Months Ended September 30, 2003

Non-Hedge Accounting Treatment

During the nine and three months ended and as of September 30, 2003, the Company had a derivative outstanding with an aggregate notional amount of $30.0 million that did not qualify for hedge accounting treatment. For the nine and three months ended September 30, 2003, the Company recorded to the statement of operations a $0.4 million gain and a $0.7 million gain, respectively, under net loss (gain) on derivative instruments.

Hedge Accounting Treatment

During the nine months ended September 30, 2003, the Company had derivatives outstanding with notional amounts of $35.0 million that expired during January 2003, which were designated as cash flow hedges that qualified for hedge accounting treatment. For the nine months ended September 30, 2003 the Company recorded the ineffective amount of the hedge to the statement of operations as a $0.3 million loss under net loss on derivative instruments. For those derivatives that qualified for hedge accounting treatment, as of September 30, 2003, the Company had reclassified to the statement of operations all fair value adjustments previously recorded to the statement of other comprehensive income (loss).

10.                               COMMITMENTS AND CONTINGENCIES

Pending Acquisition

On May 29, 2003, the Company entered into an asset purchase agreement with Fisher Communications, Inc. (“Fisher”) to acquire the assets of KWJJ-FM and KOTK-AM, serving the Portland, Oregon radio market, for a purchase price of $44.0 million in cash, of which $2.2 million was paid as a deposit. On May 31, 2003, the Company began operating these stations under a time brokerage agreement. In order to consummate the acquisition of KWJJ-FM and KOTK-AM under the new radio multiple ownership rules adopted by the Federal Communications Commission (“FCC”) on June 2, 2003, the Company elected to divest one of its AM radio stations in the Portland market (see Note 10 below for the divestiture of KKSN-AM).  Upon the closing of this transaction and the pending disposition of KKSN-AM, which are both expected to be completed in the fourth quarter of 2003, the Company will increase its ownership to eight radio stations serving the Portland, Oregon radio market.

Pending Disposal

On August 12, 2003, the Company entered into an asset purchase agreement to sell for $2.8 million in cash, the radio station assets of KKSN-AM, serving the Portland, Oregon radio market, to Bustos Media Holdings Of Oregon, LLC (“Bustos”). All of the assets of KKSN-AM were reclassified on the balance sheet from tangible and intangible assets to assets held for sale under current assets as of September 30, 2003. The Company elected to divest KKSN-AM in order to consummate the acquisition of KWJJ-FM and KOTK-AM (see Note 10 above) under the new radio multiple ownership rules adopted by the FCC on June 2, 2003. Upon the closing of this transaction and the pending acquisition of  KWJJ-FM and KOTK-AM, which are both expected to be completed in the fourth quarter of 2003, the Company will increase its ownership to eight radio stations serving the Portland, Oregon radio market.

On October 18, 2001, the Company entered into an agreement to sell for $1.9 million in cash, a parcel of land located at one of the Company’s transmitter sites.  The land under agreement of sale is not required in order to maintain the existing transmitter site facilities. Included in the agreement were primary contingencies for the buyer that were recently satisfied.  The land was reclassified on the balance sheet from tangible assets to assets held for sale under current assets as of September 30, 2003. The Company expects to complete this transaction in the fourth quarter of 2003.

Contingencies

On May 19, 2003 the Company acquired the assets of radio station KWOD-FM, Sacramento, California, from Royce for a purchase price of $21.2 million in cash (see Note 5).  This acquisition was accomplished following extensive litigation.  Specifically, in February 1996, the Company entered into a letter agreement with Royce pursuant to which the Company agreed to purchase, and Royce agreed to sell, the assets of radio station KWOD-FM. In July 1999, the Company filed suit to specifically enforce the terms of the letter agreement since Royce refused to proceed with the transaction. In April 2002, the California Superior Court issued an Interlocutory Judgment requiring (i) Royce to sell the assets of radio station KWOD-FM to the Company and (ii) the Company to place $25.0 million in cash in escrow and to post a $7.5 million irrevocable standby letter of credit pending all appeals. In May 2003, the California Superior Court ruled that the Company was entitled to $3.8 million in damages as a credit against the original $25.0 million purchase price.  In August 2003, Royce filed a notice of appeal of that decision and the Company has cross appealed. With the completion of closing in May 2003, the California Superior Court authorized the release to Royce of $15.0 million in cash from the escrow fund and the cancellation of the $7.5 million irrevocable standby letter of credit. The remaining $10.0 million in the escrow deposit will remain until all appeals are concluded.  In May 2003, the California Court of Appeals affirmed in full the Interlocutory Judgment of the California Superior Court, and in July 2003, the Supreme Court of California declined the petition of Royce to review the matter and Royce has petitioned for reconsideration of that decision. Notwithstanding the foregoing, the Company cannot determine the amount of time required for the appeal process to be completed. The Company estimates that the impact of an unfavorable outcome will not materially impact the Company’s financial position, results of operations or cash flows.

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, property, director and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering claims experience, demographic factors, severity factors, outside expertise and other actuarial assumptions.

In October 1999, The Radio Music License Committee (“RMLC”), of which the Company is a participant, filed a motion in the New York courts against Broadcast Music, Inc. (“BMI”) commencing a rate-making proceeding, on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees. The proceeding to determine the rate in the U.S. District Court was adjourned as RMLC and BMI entered into a new agreement in July 2003, that covered the period 1997 through 2006 and that was approved by the U.S. District Court in September 2003. Prior to the new agreement, the Company operated under an interim license agreement with BMI for the period commencing January 1, 1997 at the rates and terms reflected in the prior agreement. The Company’s management estimates that the impact of this agreement did not materially affect the financial position, results of operations or cash flows of the Company.

The RMLC, of which the Company is a participant, is currently in negotiations with American Society of Composers, Authors and Publishers (“ASCAP”) on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees. The Company is currently operating under an interim license agreement with ASCAP for the period commencing January 1, 2001 at the rates and terms reflected in the prior agreement. The Company’s management estimates that an unfavorable outcome with ASCAP will not materially impact the financial position, results of operations or cash flows of the Company.

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

As permitted under Pennsylvania law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid.  As a result of this insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal.  All of these indemnification agreements were in effect prior to December 31, 2002 and are therefore not subject to the initial recognition provisions of FIN 45. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

The Company has an outstanding letter of credit as of September 30, 2003 in the amount of $0.4 million in connection with a general insurance liability policy.  The fair value of the letter of credit, which was grandfathered under the provisions of FIN 45 as it was in effect prior to December 31, 2002, is minimal and accordingly, the Company has not recorded any liability for this agreement as of September 30, 2003.

11.                               SHAREHOLDERS’ EQUITY

On September 10, 2003 the Company’s Chairman, Joseph M. Field, adopted a Planned Diversification Program (“Program”) pursuant to SEC Rule 10b5-1 to sell, through an independent broker-dealer, up to 1.1 million shares of the Company’s Class B Common Stock over the course of the next twelve months.  These shares include the 0.1 million shares that remained unsold under Mr. Field’s previous Planned Diversification Program dated September 10, 2002. Upon public sale, the Class B Common Stock is automatically converted into shares of its Class A Common Stock. As of September 30, 2003, 50,900 shares of Class B Common Stock were sold under the Program. Even if the entire amount of 1.1 million shares are sold under the Program, Joseph M. Field will remain the Company’s largest and controlling shareholder.

12.                               NET INCOME PER SHARE

The net income per share (“EPS”) is calculated in accordance with SFAS No. 128, “Earnings Per Share” which requires presentation of basic net income per share and diluted net income per share.  Basic net income per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method) and (2) for the prior year periods, the Term Income Deferrable Equity Securities (“TIDES”) after eliminating from net income the interest expense, net of taxes, on the TIDES.  Anti-dilutive instruments are not considered in this calculation.  For the nine months and three months ended September 30, 2002 and 2003, stock options were included in the calculation of income before accounting change and net income (loss) per share as they were dilutive. For the nine months and three months ended September 30, 2002, the TIDES, which were convertible into 2,841,000 shares of Class A Common Stock, were not included in the calculation of income before accounting change and net income (loss) per share as their effect was anti-dilutive (see Note 8 for a description of the redemption on April 7, 2003 of the remaining TIDES outstanding).

	NINE MONTHS ENDED
	SEPTEMBER 30, 2002			SEPTEMBER 30, 2003
	(amounts in thousands, except share and per share data)
	Income (Loss)	Shares	EPS	Income	Shares	EPS
Basic net income (loss) per share:
Income before accounting change	$37,018	48,670,307	$0.76	$50,024	50,815,937	$0.98
Cumulative effect of accounting change, net of taxes	(138,876)	—	(2.85)	—	—	—
Net income (loss)	$(101,858)	48,670,307	$(2.09)	$50,024	50,815,937	$0.98
Impact of options		822,200			646,221
Diluted net income (loss) per share:
Income before accounting change	$37,018	49,492,507	$0.75	$50,024	51,462,158	$0.97
Cumulative effect of accounting change, net of taxes	(138,876)	—	(2.81)	—	—	—
Net income (loss)	$(101,858)	49,492,507	$(2.06)	$50,024	51,462,158	$0.97

For the nine months ended September 30, 2002 and 2003, outstanding options to purchase 107,938 and 1,220,973 shares, respectively, of Class A Common Stock at option exercise prices per share ranging from $49.28 to $57.63 and from $47.61 to $57.63, respectively, were excluded from the computation of diluted net income per share as the options’ exercise price was greater than the average market price of the stock.

	THREE MONTHS ENDED
	SEPTEMBER 30, 2002			SEPTEMBER 30, 2003
	(amounts in thousands, except share and per share data)
	Income	Shares	EPS	Income	Shares	EPS
Basic net income per share:
Net income	$15,385	49,784,171	$0.31	$21,560	51,352,585	$0.42
Impact of options		492,889			623,419
Diluted net income per share:
Net income	$15,385	50,277,060	$0.31	$21,560	51,976,004	$0.41

For the three months ended September 30, 2002 and 2003, outstanding options to purchase 1,886,804 and 1,230,128 shares, respectively, of Class A Common Stock at option exercise prices per share ranging from $43.79 to $57.63 and from $47.31 to $57.63, respectively, were excluded from the computation of diluted net income per share as the options’ exercise price was greater than the average market price of the stock.

13.                               GUARANTOR FINANCIAL INFORMATION

Entercom Radio, LLC (“Radio”), a wholly-owned subsidiary of Entercom Communications Corp., is the borrower of the Company’s senior debt under the Bank Facility, described in Note 6, and is the borrower of the Company’s 7.625% Senior Subordinated Notes, described in Note 7, with Entercom Communications Corp. and Radio’s subsidiaries as the guarantors.  Radio holds the ownership interest in various subsidiary companies that own the operating assets, including broadcasting licenses, permits, authorizations and cash royalties. Entercom Communications Capital Trust (“Trust”), the issuer of the 6.25% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES), was a wholly-owned subsidiary of Entercom Communications Corp. On March 4, 2003, Entercom Communications Corp. announced its decision to redeem on April 7, 2003 all of the outstanding 6.25% Convertible Subordinated Debentures, which resulted in the corresponding redemption of the TIDES (see Note 8). Following these redemptions, Trust was dissolved in June, 2003.

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

The following tables set forth condensed consolidating financial information for (i) Entercom Communications Corp., Trust and Radio for the balance sheets as of December 31, 2002, the statements of operations for the nine months ended September 30, 2002 and 2003, the statements of operations for the three months ended September 30, 2002 and the statements of cash flows for the nine months ended September 30, 2002 and 2003 and  (ii) Entercom Communications Corp. and Radio for the balance sheets as of September 30, 2003 and the statements of operations for the three months ended September 30, 2003. The equity method of accounting has been used to report Entercom Communications Corp.’s investment in its subsidiaries. Separate financial statements of Radio’s subsidiaries, which are full and unconditional guarantors jointly and severally under the Bank Facility and the Senior Subordinated Notes as described above, are not presented as the Company’s management has determined that they would not be material to investors.

Condensed Balance Sheets as of December 31, 2002

 (amounts in thousands)

		Entercom
	Entercom	Communications
	Communications	Capital	Entercom
	Corp.	Trust	Radio, LLC	Eliminations	Total
ASSETS:
Current assets	$3,384	$—	$184,055	$—	$187,439
Net property and equipment	1,366	—	92,572	—	93,938
Radio broadcasting licenses—Net	—	—	1,101,228	—	1,101,228
Goodwill—Net	—	—	129,964	—	129,964
Other long-term assets—Net	891	128,866	55,070	(128,866)	55,961
Investment in subsidiaries	1,016,883	—	—	(1,016,883)	—
Total assets	$1,022,524	$128,866	$1,562,889	$(1,145,749)	$1,568,530

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities	$2,001	$—	$71,031	$—	$73,032
Long-term debt	—	—	394,044	—	394,044
Other long-term liabilities	1,152	3,866	80,931	—	85,949
Total liabilities	3,153	3,866	546,006	—	553,025
TIDES	128,866	125,000	—	(128,866)	125,000
Shareholders’ equity
Additional paid-in capital	967,428	—	—	—	967,428
Retained earnings (deficit)	(77,634)	—	1,016,172	(1,016,172)	(77,634)
Accumulated other comprehensive income	711	—	711	(711)	711
Total shareholders’ equity	890,505	—	1,016,883	(1,016,883)	890,505
Total liabilities and shareholders’ equity	$1,022,524	$128,866	$1,562,889	$(1,145,749)	$1,568,530

Condensed Balance Sheets as of September 30, 2003

 (amounts in thousands)

	Entercom
	Communications	Entercom
	Corp.	Radio, LLC	Eliminations	Total
ASSETS:
Current assets	$5,823	$116,601	$—	$122,424
Net property and equipment	1,201	95,239	—	96,440
Radio broadcasting licenses—Net	—	1,164,041	—	1,164,041
Goodwill—Net	—	143,458	—	143,458
Other long-term assets—Net	466	24,720	—	25,186
Investment in subsidiaries	999,366	—	(999,366)	—
Total assets	$1,006,856	$1,544,059	$(999,366)	$1,551,549

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities	$434	$88,730	$—	$89,164
Long-term debt	—	345,281	—	345,281
Other long-term liabilities	1,615	110,682	—	112,297
Total liabilities	2,049	544,693	—	546,742
Shareholders’ equity
Additional paid-in capital	1,031,068	—	—	1,031,068
Retained earnings (deficit)	(27,610)	998,017	(998,017)	(27,610)
Accumulated other comprehensive income	1,349	1,349	(1,349)	1,349
Total shareholders’ equity	1,004,807	999,366	(999,366)	1,004,807
Total liabilities and shareholders’ equity	$1,006,856	$1,544,059	$(999,366)	$1,551,549

Statements of Operations for the Nine Months Ended September 30, 2002

 (amounts in thousands)

		Entercom
	Entercom	Communications
	Communications	Capital	Entercom
	Corp.	Trust	Radio, LLC	Eliminations	Total
NET REVENUES	$401	$5,859	$289,367	$(6,260)	$289,367

OPERATING EXPENSES (INCOME):
Station operating expenses	—	—	171,052	(401)	170,651
Depreciation and amortization	778	—	10,920	—	11,698
Corporate G&A expenses	10,649	—	55	—	10,704
Time brokerage agreement fees	—	—	6,682	—	6,682
Net gain on sale of assets	—	—	(1,147)	—	(1,147)
Total operating expenses	11,427	—	187,562	(401)	198,588

OPERATING INCOME (LOSS)	(11,026)	5,859	101,805	(5,859)	90,779

OTHER EXPENSE (INCOME):
Interest expense	—	—	19,093	—	19,093
Financing cost of TIDES	5,859	5,859	—	(5,859)	5,859
Interest income	(26)	—	(1,680)	—	(1,706)
Equity loss from unconsolidated affiliate	—	—	3,352	—	3,352
Net loss on derivative instruments	—	—	2,269	—	2,269
Loss from equity investment in subsidiaries	152,904	—	—	(152,904)	—
Total expense	158,737	5,859	23,034	(158,763)	28,867

INCOME (LOSS) BEFORE INCOME TAXES AND ACCOUNTING CHANGE	(169,763)	—	78,771	152,904	61,912

INCOME TAXES (BENEFIT)	(67,905)	—	92,799		24,894

INCOME (LOSS) BEFORE ACCOUNTING CHANGE	(101,858)	—	(14,028)	152,904	37,018

Cumulative effect of accounting change, net of taxes of $92,584	—	—	(138,876)	—	(138,876)

NET LOSS	$(101,858)	$—	$(152,904)	$152,904	$(101,858)

Statements of Operations for the Nine Months Ended September 30, 2003

 (amounts in thousands)

		Entercom
	Entercom	Communications
	Communications	Capital	Entercom
	Corp.	Trust	Radio, LLC	Eliminations	Total
NET REVENUES	$415	$2,020	$296,415	$(2,435)	$296,415

OPERATING EXPENSES (INCOME):
Station operating expenses	—	—	172,714	(415)	172,299
Depreciation and amortization	704	—	10,273	—	10,977
Corporate G&A expenses	10,834	—	71	—	10,905
Time brokerage agreement fees	—	—	1,169	—	1,169
Net loss on sale of assets	28	—	141	—	169
Total operating expenses	11,566	—	184,368	(415)	195,519

OPERATING INCOME (LOSS)	(11,151)	2,020	112,047	(2,020)	100,896

OTHER EXPENSE (INCOME):
Interest expense	—	—	15,605	—	15,605
Financing cost of TIDES	2,020	2,020	—	(2,020)	2,020
Interest income	(2)	—	(432)	—	(434)
Loss on extinguishment of debt	3,795	—	—	—	3,795
Net gain on derivative instruments	—	—	(370)	—	(370)
Gain from equity investment in subsidiaries	(97,002)	—	—	97,002	—
Total expense (income)	(91,189)	2,020	14,803	94,982	20,616

INCOME BEFORE INCOME TAXES	80,038	—	97,244	(97,002)	80,280

INCOME TAXES	30,014	—	242		30,256

NET INCOME	$50,024	$—	$97,002	$(97,002)	$50,024

Statements of Operations for the Three Months Ended September 30, 2002

 (amounts in thousands)

		Entercom
	Entercom	Communications
	Communications	Capital	Entercom
	Corp.	Trust	Radio, LLC	Eliminations	Total
NET REVENUES	$135	$1,953	$106,719	$(2,088)	$106,719

OPERATING EXPENSES (INCOME):
Station operating expenses	—	—	61,964	(135)	61,829
Depreciation and amortization	256	—	4,116	—	4,372
Corporate G&A expenses	3,418	—	19	—	3,437
Time brokerage agreement fees	—	—	1,317	—	1,317
Net gain on sale of assets	—	—	(1,136)	—	(1,136)
Total operating expenses	3,674	—	66,280	(135)	69,819

OPERATING INCOME (LOSS)	(3,539)	1,953	40,439	(1,953)	36,900

OTHER EXPENSE (INCOME):
Interest expense	—	—	6,449	—	6,449
Financing cost of TIDES	1,953	1,953	—	(1,953)	1,953
Interest income	(1)	—	(594)	—	(595)
Equity loss from unconsolidated affiliate	—	—	1,547	—	1,547
Net loss on derivative instruments	—	—	1,827	—	1,827
Gain from equity investment in subsidiaries	(31,133)	—	—	31,133	—
Total expense (income)	(29,181)	1,953	9,229	29,180	11,181

INCOME BEFORE INCOME TAXES	25,642	—	31,210	(31,133)	25,719

INCOME TAXES	10,257	—	77		10,334

NET INCOME	$15,385	$—	$31,133	$(31,133)	$15,385

 Statements of Operations for the Three Months Ended September 30, 2003

 (amounts in thousands)

	Entercom
	Communications	Entercom
	Corp.	Radio, LLC	Eliminations	Total
NET REVENUES	$140	$107,788	$(140)	$107,788

OPERATING EXPENSES (INCOME):
Station operating expenses	—	61,311	(140)	61,171
Depreciation and amortization	231	3,450	—	3,681
Corporate general and administrative expenses	3,616	26	—	3,642
Time brokerage agreement fees	—	467	—	467
Net gain on sale of assets	—	(9)	—	(9)
Total operating expenses	3,847	65,245	(140)	68,952

OPERATING INCOME (LOSS)	(3,707)	42,543	—	38,836

OTHER EXPENSE (INCOME):
Interest expense	—	5,010	—	5,010
Interest income	—	(45)	—	(45)
Net gain on derivative instruments	—	(705)	—	(705)
Loss from equity investment in subsidiaries	(38,203)	—	38,203	—
Total expense (income)	(38,203)	4,260	38,203	4,260

INCOME BEFORE INCOME TAXES	34,496	38,283	(38,203)	34,576

INCOME TAXES	12,936	80		13,016

NET INCOME	$21,560	$38,203	$(38,203)	$21,560

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2002

 (amounts in thousands)

		Entercom
	Entercom	Communications
	Communications	Capital	Entercom
	Corp.	Trust	Radio, LLC	Eliminations	Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(97,740)	$—	$163,151	$—	$65,411

INVESTING ACTIVITIES:
Additions to property and equipment	(53)	—	(6,264)	—	(6,317)
Proceeds from sale of property, equipment and other assets	—	—	2,030	—	2,030
Purchases of radio station assets	—	—	(235,228)	—	(235,228)
Deferred charges and other assets	(63)	—	(408)	—	(471)
Purchase of investments	—	—	(458)	—	(458)
Proceeds from investments	—	—	132	—	132
Station acquisition deposits and costs	—	—	(29,972)	—	(29,972)
Net inter-company loans	(109,217)	—	109,217	—	—
Net cash used in investing activities	(109,333)	—	(160,951)	—	(270,284)

FINANCING ACTIVITIES:
Proceeds from senior subordinated debt offering	—	—	150,000	—	150,000
Net proceeds from stock offering	196,413	—	—	—	196,413
Deferred financing expenses related to bank facility and senior subordinated debt	—	—	(4,643)	—	(4,643)
Proceeds from issuance of long-term debt	—	—	45,500	—	45,500
Payments on long-term debt	—	—	(132,885)	—	(132,885)
Proceeds from issuance of common stock related to incentive plans	500	—	—	—	500
Proceeds from exercise of stock options	10,282	—	—	—	10,282
Net cash provided by financing activities	207,195	—	57,972	—	265,167

Net increase in cash and cash equivalents	122	—	60,172	—	60,294
Cash and cash equivalents, beginning of year	1	—	10,750	—	10,751
Cash and cash equivalents, end of period	$123	$—	$70,922	$—	$71,045

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2003

 (amounts in thousands)

		Entercom
	Entercom	Communications
	Communications	Capital	Entercom
	Corp.	Trust	Radio, LLC	Eliminations	Total
OPERATING ACTIVITIES:
Net cash provided by operating activities	$44,882	$—	$43,541	$—	$88,423

INVESTING ACTIVITIES:
Additions to property and equipment	375	—	(12,367)	—	(11,992)
Proceeds from sale of property, equipment and other assets	—	—	106	—	106
Purchases of radio station assets	—	—	(79,181)	—	(79,181)
Deferred charges and other assets	(48)	—	(158)	—	(206)
Purchase of investments	—	—	(208)	—	(208)
Station acquisition deposits and costs	—	—	26,652	—	26,652
Net inter-company loans	17,517	—	(17,517)	—	—
Net cash provided by (used in) investing activities	17,844	—	(82,673)	—	(64,829)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—	93,000	—	93,000
Payments on long-term debt	—	—	(121,449)	—	(121,449)
Payments upon redemption of TIDES	(66,079)	—	—	—	(66,079)
Proceeds from issuance of common stock related to incentive plans	475	—	—	—	475
Proceeds from exercise of stock options	2,942	—	—	—	2,942
Net cash used in financing activities	(62,662)	—	(28,449)	—	(91,111)

Net increase (decrease) in cash and cash equivalents	64	—	(67,581)	—	(67,517)
Cash and cash equivalents, beginning of year	57	—	92,536	—	92,593
Cash and cash equivalents, end of period	$121	$—	$24,955	$—	$25,076

14.                               INCOME TAXES

Effective Tax Rate

The Company’s effective tax rates for the nine and three months ended September 30, 2002 and 2003, exclusive of the effect of permanent differences between income subject to income tax for book and tax purposes, were 40% and 37.5%, respectively.  The Company’s effective tax rate is higher than the federal statutory rate as a result of the inclusion of state taxes in the income tax amount.

Deferred Tax Liabilities

The deferred tax liabilities were $106.8 million as of September 30, 2003. The income tax accounting process to determine the deferred tax liabilities, involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss.

Deferred Tax Asset

The Company’s net current deferred tax asset balance was $4.7 million as of September 30, 2003, which includes a $1.7 million benefit from federal and certain state tax loss carryforwards. Based upon the years in which taxable temporary differences are anticipated to reverse, at September 30, 2003 management believes it is more likely than not that the Company will realize the benefits of the deductible differences, including the net operating losses. Accordingly, the Company believes that no valuation allowance was required for the current deferred tax assets as of September 30, 2003. On a quarterly basis, management will assess whether it remains more likely than not that the deferred tax asset will be realized.

15.                               TRADE RECEIVABLES AND RELATED ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade receivables are primarily comprised of unpaid advertising by advertisers on our radio stations, net of agency commissions and an estimated provision for doubtful accounts.  Advertisers are generally invoiced for the advertising after the advertisements are aired.  Estimates of the allowance for doubtful accounts are recorded based on management’s judgment of the collectibility of the accounts receivable based on historical information, relative improvements or deteriorations in the age of the accounts receivable and changes in current economic conditions.  The trade receivable balances and reserve for doubtful accounts as of December 31, 2002 and September 30, 2003, are presented in the following table:

	December 31, 2002	September 30, 2003
	(in thousands)
Accounts receivable	$82,219	$84,942
Allowance for doubtful accounts	(2,205)	(2,883)
Accounts receivable, net of allowance for doubtful accounts	$80,014	$82,059

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

Results of Operations

Our results of operations represent the operations of the radio stations owned or operated pursuant to time brokerage agreements or joint sales agreements during the relevant periods. The following significant factors affected our results of operations for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 and many of the following significant factors affected our results of operations for the three months ended September 30, 2003 as compared to the corresponding period of the prior year: (1) on July 24, 2002 we acquired for $125.0 million two radio stations in Denver that we began operating on February 1, 2002 under a time brokerage agreement, that contributed this year to higher net revenues, station operating expenses, depreciation and amortization expense and lower interest income and time brokerage agreement fees; (2) on March 21, 2003 we acquired for $55.0 million a radio station in Denver that we began operating on February 1, 2002 under a time brokerage agreement, that contributed this year to higher net revenues, station operating expenses, depreciation and amortization expense and lower time brokerage fees and interest income; (3) on May 1, 2002 we acquired for $88.0 million a radio station in Denver, that we began operating on March 16, 2002 under a time brokerage agreement, that contributed this year to higher net revenues, station operating expenses, depreciation and amortization expense and lower time brokerage agreement fees and interest income; (4) we terminated as of February 28, 2002, our joint sales agreement to sell advertising time broadcast on KING-FM in Seattle, that reduced this year’s net revenues and station operating expenses; (5) our agreement for the rights to broadcast the Seattle Mariners Baseball Club expired in October 2002, that reduced this year’s net revenues and station operating expenses; (6) we used a portion of the $196.4 million in net proceeds from the March 2002 equity offering for reducing outstanding indebtedness of $93.5 million under our Bank Facility’s Revolver, which resulted in decreased interest expense this year; (7) we received net proceeds of $145.7 million from the March 5, 2002 offering of our senior subordinated notes, which resulted in increased interest expense this year; (8) we allowed derivatives designated as cash flow hedges with total notional amounts of $198.0 million and $35.0 million to expire during 2002 and 2003, respectively, without entering into new derivatives, which contributed to lower interest expense this year as these derivatives increased our effective interest rate on our senior debt; (9) we did not incur any costs this year in connection with an equity investment in an Internet venture that was closed down during 2002 that resulted in an equity loss from an unconsolidated affiliate last year; (10) we amended an agreement that, effective February 16, 2003, allowed us to sell advertising associated with the Seattle Seahawks, that contributed to higher net revenues and station operating expenses this year; (11) we acquired on May 19, 2003 a radio station in Sacramento that contributed this year to higher net revenues, station operating expenses and depreciation and amortization expense; and (12) on June 1, 2003 we began operating two radio stations in Portland under a time brokerage agreement, that contributed this year to higher net revenues, station operating expenses and time brokerage agreement fees.

You should read the following discussion and analysis of our financial condition and results in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.  The following results of operations include a discussion of the nine months and three months ended September 30, 2003 as compared to the nine months and three months ended September 30, 2002.  We also discuss net revenues, station operating expenses and operating income by comparing the performance of stations owned or operated by us throughout the nine months and three months ended September 30, 2003 and comparing these performances to the nine months and three months ended September 30, 2002 as if we owned or operated the same stations during the nine months and three months ended  September 30, 2002. Included in this comparison are significant contracts that: (i) relate to station operations; (ii) have a significant effect on the net revenues and or station operating expenses of a particular market; and (iii) we account for as separate business units.  We also use the station-to-station comparison to assess the performance of our operations by analyzing the effect of acquisitions and dispositions of stations and changes in status of significant contracts on net revenues and station operating expenses throughout the periods measured.

Nine Months Ended September 30, 2003 As Compared To The Nine Months Ended September 30, 2002

Net Revenues:  Net revenues increased 2.4% to $296.4 million for the nine months ended September 30, 2003 from $289.4 million for the nine months ended September 30, 2002.

Net revenues for the prior year would have been lower by $6.3 million if we had reflected the net revenues from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2002.

Net revenues for the present year would have been lower by $3.0 million if we had not reflected net revenues from acquisitions and dispositions of radio stations and significant contracts, which were not owned or operated by us for the entire nine-month period ended September 30, 2003.

Without including the effect of these changes described above, Denver, Portland, Boston and Sacramento contributed most to our overall net revenue increases, which more than compensated for a net revenue decrease in the Seattle market. The decrease in the Seattle market was primarily as a result of the termination of the following significant contracts: an agreement with the Seattle Mariners Baseball Club and a joint sales agreement to sell advertising time on KING-FM.

Station Operating Expenses:  Station operating expenses increased 1.0% to $172.3 million for the nine months ended September 30, 2003 from $170.7 million for the nine months ended September 30, 2002.

Station operating expenses for the prior year would have been lower by $5.3 million if we had reflected station operating expenses from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2002.

Station operating expenses for the present year would have been lower by $2.0 million if we had not reflected station operating expenses from acquisitions and dispositions of radio stations and significant contracts, which were not owned or operated by us for the entire nine-month period ended September 30, 2003.

The increase in station operating expenses was primarily due to an increase in the variable expenses associated with the increase in net revenues as described under net revenues.

Depreciation and Amortization Expenses:  Depreciation and amortization expenses decreased 6.2% to $11.0 million for the nine months ended September 30, 2003 as compared to $11.7 million for the nine months ended September 30, 2002. The amortization expense during the prior period was negatively impacted by the amortization of acquired advertising contracts with lives of less than one year. The advertising contracts were acquired in connection with the acquisition of radio station assets in the Greensboro market during the first quarter of 2002 and in the Denver market during the second quarter of 2002 and the first quarter of 2003.

Corporate General and Administrative Expenses:  Corporate general and administrative expenses, which includes non-cash compensation expense, increased 1.9% to $10.9 million for the nine months ended September 30, 2003 from $10.7 million for the nine months ended September 30, 2002. Excluding non-cash compensation expense, corporate general and administrative expenses increased 9.4% to $10.6 million for the nine months ended September 30, 2003 from $9.7 million for the nine months ended September 30, 2002. The increase was primarily due to an increase in accounting fees as a result of regulatory changes for public companies and the effects of inflation. Non-cash compensation expense decreased to $0.3 million for the nine months ended September 30, 2003 from $1.0 million for the nine months ended September 30, 2002, primarily due to the recognition in the prior year of $0.7 million in non-cash compensation expense from the May 2, 2002 modification of option grants for retiring members of our Board of Directors.

Operating Income:  Operating income increased 11.1% to $100.9 million for the nine months ended September 30, 2003 from $90.8 million for the nine months ended September 30, 2002. The increase was due to: (1) the factors described above (i.e., changes in Net Revenues, Station Operating Expenses, Depreciation and Amortization Expenses, and Corporate General and Administrative Expenses); (2) a $5.5 million decrease in time brokerage agreement fees to $1.2 million for the nine months ended September 30, 2003 from $6.7 million for the nine months ended September 30, 2002, resulting from the termination of time brokerage agreements upon completion of the acquisitions of our Denver radio stations, partially offset by a new time brokerage agreement entered into in 2003 for two radio stations in the Portland market; and (3) a $0.2 million loss on sale of assets for the nine months ended September 30, 2003 from a $1.1 million gain for the nine months ended September 30, 2002.

Operating income for the prior year would have been lower by $1.0 million (exclusive of depreciation and amortization and time brokerage agreement fees, where applicable) if we had reflected the operating income from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2002.

Operating income for the present year would have been lower by $1.0 million if we had not reflected operating income from acquisitions and dispositions of radio stations and significant contracts (exclusive of depreciation and amortization and time brokerage agreement fees, where applicable), which have not been owned or operated by us for the entire nine month period ended September 30, 2003.

Interest Expense:  Interest expense, including the financing cost of our 6.25% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES) and amortization of deferred financing costs, decreased 29.4% to $17.6 million for the nine months ended September 30, 2003 from $25.0 million for the nine months ended September 30, 2002.  The decrease in interest expense was mainly attributable to (1) the expiration at various times during the prior year of derivatives with a total notional amount of $198.0 million designated as cash flow hedges that effectively fixed our variable rate debt between 6.0% and 6.3%; (2) the conversion to equity and the redemption for cash in April 2003 of the $125.0 million in TIDES, offset by additional borrowings of $33.5 million at a lower rate of interest under our Bank Facility which was used to finance the redemption; (3) the expiration in the first quarter of this year of derivatives with a total notional amount of $35.0 million designated as cash flow hedges that effectively fixed the interest rate for our variable rate debt at 6.1%; (4) a reduction of $93.5 million in our outstanding indebtedness as of March 5, 2002 from a portion of the cash proceeds from our equity offering; and (5) an overall reduction in interest rates from the prior year period; partially offset by the increase in interest expense from the $150.0 million 7.625% Senior Subordinated Notes issued on March 5, 2002.

Income Before Income Taxes and Accounting Change:  Income before income taxes and accounting change increased 29.7% to $80.3 million for the nine months ended September 30, 2003 from $61.9 million for the nine months ended September 30, 2002. The increase in income before income taxes and accounting change was mainly attributable to: (1) a reduction this year in time brokerage agreement fees as a result of termination of time brokerage agreements upon completion of the acquisitions of our Denver radio stations, partially offset by a time brokerage agreement for two radio stations in Portland; (2) a reduction in interest expense as a result of the factors described above under interest expense; (3) an improvement this year in net revenues, net of an increase in operating expenses, for the reasons described above; (4) the dissolution of our equity investment in an Internet partnership in the third quarter of last year that resulted in an equity loss from unconsolidated affiliate of $3.4 million for the nine months ended September 30, 2002; and (5) the net gain on derivative instruments of $0.7 million for the nine months ended September 30, 2003 from a loss of $2.3 million for the nine months ended September 30, 2002.

Income Taxes:  Our income taxes increased 21.5% to $30.3 million for the nine months ended September 30, 2003 from $24.9 million for the nine months ended September 30, 2002.  This increase is a result of increased income before income taxes and accounting change.  Income tax expense as a percentage of income before income taxes and accounting change was 37.7% for the nine months ended September 30, 2003 as compared to 40.2% for the nine months ended September 30, 2002. The decrease in the income tax expense as a percentage of income before income taxes was a result of the benefits from certain state tax planning strategies.

Net Income (Loss):  We had net income of $50.0 million for the nine months ended September 30, 2003 as compared to a net loss of $101.9 million for the nine months ended September 30, 2002.  The increase in net income from a loss in the prior year is mainly attributable to the impact in the prior year of a $138.9 million impairment charge, net of a deferred tax benefit of $92.6 million, under the cumulative effect of accounting change as an accumulated transition adjustment attributable to the adoption on January 1, 2002 of SFAS No. 142, “Goodwill and Other Intangible Assets,” which was offset by a $13.0 million increase in income before accounting change, for the reasons described above, net of taxes. The markets for which we recorded an impairment charge in the prior year were Buffalo, Gainesville, Greensboro, Greenville, Memphis, New Orleans, Norfolk, Rochester, Wichita and Wilkes-Barre/Scranton.

Three Months Ended September 30, 2003 As Compared To The Three Months Ended September 30, 2002

Net Revenues:  Net revenues increased 1.0% to $107.8 million for the three months ended September 30, 2003 from $106.7 million for the three months ended September 30, 2002.

Net revenues in the prior year would have been lower by $1.7 million if we had reflected the net revenues  from acquisitions and dispositions of radio stations and significant contracts as of  July 1, 2002.

Without including the effect of these changes described above, the increase in net revenues was primarily attributable to Boston, Portland, Denver and Buffalo markets contributing the most to net revenue increases, partially offset by the decrease in net revenues from the Seattle market as a result of the termination of a significant contract with the Seattle Mariners Baseball Club.

Station Operating Expenses:  Station operating expenses decreased 1.1% to $61.2 million for the three months ended September 30, 2003 from $61.8 million for the three months ended September 30, 2002.

Station operating expenses for the prior year would have been lower by $0.8 million if we had reflected the station operating expenses from acquisitions and dispositions of radio stations and significant contracts as of  July 1, 2002.

The percentage increase in station operating expenses was primarily due to an increase in the variable expenses associated with the increase in net revenues for the reasons as described under net revenues.

Depreciation and Amortization Expenses:  Depreciation and amortization expenses decreased 15.8% to $3.7 million for the three months ended September 30, 2003 from $4.4 million for the three months ended September 30, 2002. The amortization expense during the three months ended September 30, 2002 was negatively impacted to a greater extent than the three months ended September 30, 2003, by the amortization of acquired advertising contracts with lives of less than one year. The advertising contracts were acquired in connection with the acquisition of radio station assets in the Greensboro market during the first quarter of 2002 and in the Denver market during the second quarter of 2002 and the first quarter of 2003.

Corporate General and Administrative Expenses:  Corporate general and administrative expenses, which includes non-cash compensation expense, increased 6.0% to $3.6 million for the three months ended September 30, 2003 from $3.4 million for the three months ended September 30, 2002. The increase was attributable to an increase in accounting fees as a result of regulatory changes for public companies and the effects of inflation. Non-cash compensation expense remained flat at $0.1 million for the three months ended September 30, 2002 and 2003.

Operating Income:  Operating income increased 5.2% to $38.8 million for the three months ended September 30, 2003 from $36.9 million for the three months ended September 30, 2002. The increase was due to: (1) the factors described above (i.e., changes in Net Revenues, Station Operating Expenses, Depreciation and Amortization Expenses, and Corporate General and Administrative Expenses); (2) a $0.9 million decrease in time brokerage agreement fees to $0.5 million for the three months ended September 30, 2003 from $1.3 million for the three months ended September 30, 2002, resulting from termination of time brokerage agreements upon completion of the acquisitions of our Denver radio stations, partially offset by a new time brokerage agreement entered into in 2003 for two radio stations in the Portland market; and (3) a $1.1 million decrease in gain on sale of assets to a marginal gain for the three months ended September 30, 2003 from a $1.1 million gain for the three months ended September 30, 2002.

Operating income for the prior year would have been lower by $0.9 million (exclusive of depreciation and amortization and time brokerage agreement fees, where applicable) if we had reflected the operating income from acquisitions and dispositions of radio stations and significant contracts as of July 1, 2002.

Interest Expense:  Interest expense, including the financing cost of our 6.25% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES) and amortization of deferred financing costs, decreased 40.4% to $5.0 million for the three months ended September 30, 2003 from $8.4 million for the three months ended September 30, 2002.  The decrease in interest expense was mainly attributable to (1) the expiration at various times during the prior year of derivatives with a total notional amount of $198.0 million designated as cash flow hedges that effectively fixed our variable rate debt between 6.0% and 6.3%; (2) the conversion to equity and the redemption for cash in April 2003 of the $125.0 million in TIDES, offset by borrowings of $33.5 million at a lower rate of interest under our Bank Facility which was used to finance the redemption; (3) the expiration during the first quarter of this year of derivatives with a total notional amount of $35.0 million designated as cash flow hedges that effectively fixed the interest rate for our variable rate debt at 6.1%; and (4) an overall reduction in interest rates from the prior year period; partially offset by the increase in interest expense from the $150.0 million 7.625% Senior Subordinated Notes issued on March 5, 2002.

Income Before Income Taxes:  Income before income taxes increased 34.4% to $34.6 million for the three months ended September 30, 2003 from $25.7 million for the three months ended September 30, 2002.  The increase in income before income taxes was mainly attributable to: (1) a reduction in interest expense as a result of the factors described above under interest expense; (2) a change to a net gain from derivative instruments of $0.7 million for the three months ended September 30, 2003 from a net loss from derivative instruments of $1.8 million for the three months ended September 30, 2002; (3) an increase in operating income as a result of the factors described above under operating income; (4) the dissolution of our equity investment in an Internet partnership in the third quarter of last year that resulted in an equity loss from unconsolidated affiliate of $1.5 million for the three months ended September 30, 2002; and (5) a reduction this year in time brokerage agreement fees as a result of the  termination of time brokerage agreements upon completion of the acquisitions of our Denver radio stations, offset by the addition of a time brokerage agreement in 2003 for the two radio stations in the Portland market.

Income Taxes:  Our income taxes increased 26.0% to $13.0 million for the three months ended September 30, 2003 from $10.3 million for the three months ended September 30, 2002.  This increase is a result of increased income before income taxes.  Income tax expense as a percentage of income before income taxes was 37.6% for the three months ended September 30, 2003 as compared to 40.2% for the three months ended September 30, 2002. The decrease in the income tax expense was a result of the benefits from certain state tax planning strategies.

Net Income:  We had net income of $21.6 million for the three months ended September 30, 2003 as compared to $15.4 million for the three months ended September 30, 2002.  The increase in net income is mainly attributable to a $8.9 million increase in income before income taxes, for the reasons described above, net of taxes.

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

Net cash flows provided by operating activities were $88.4 million and $65.4 million for the nine months ended September 30, 2003 and 2002, respectively.  Changes in our net cash flows provided by operating activities are primarily a result of an increase in our cash collection of advertising revenues net of station operating expenses, which are affected by the acquisition and disposition of radio stations (including significant contracts accounted for as separate profit centers) during those periods.

For the nine months ended September 30, 2003 and 2002, cash flows provided by operating activities were: (1) positively affected by an improvement in net revenues, net of station operating expenses, and (2) negatively affected by a net increase in outstanding accounts receivables due to (ii) an improvement in net revenues and (ii) additional radio stations owned or operated during these periods.

Net cash flows used in investing activities were $64.8 million and $270.3 million for the nine months ended September 30, 2003 and 2002, respectively.  Net cash flows used in financing activities were $91.1 million for the nine months ended September 30, 2003 and net cash flows provided by financing activities were $265.2 million for the nine months ended September 30, 2002.  The cash flows for the nine months ended September 30, 2003 reflect acquisitions of radio station assets, a decrease in station acquisition deposits and costs and a net reduction in outstanding indebtedness.  The cash flows for the nine months ended September 30, 2002 reflect acquisitions of radio station assets, payment of deposits for pending acquisitions and the consummation of debt and equity offerings, net of a reduction in outstanding indebtedness.

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

As of September 30, 2003, we had $25.1 million in cash and cash equivalents.  During the nine months ended September 30, 2003, we decreased our net outstanding debt by $94.5 million and we acquired radio station assets in the amount of $79.2 million.  As of September 30, 2003, we had outstanding: (1) $258.0 million under our bank facility; (2) $0.4 million in a letter of credit; and (3) $150.0 million in senior subordinated notes.  We prepaid in November 2002, March 2003 and August 2003, the principal in the amount of $14.2 million that was due on March 31, 2003, June 30, 2003 and September 30, 2003, respectively. As of September 30, 2003, we had credit available of $257.6 million under the revolving credit facility, subject to revolving commitment reductions as described below and subject to compliance with the covenants under the Bank Facility at the time of borrowing, to fund pending and future acquisitions.

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

In addition to debt service, our principal liquidity requirements are for working capital and general corporate purposes, including capital expenditures, and, if appropriate opportunities arise, additional acquisitions. Over the past several years, we accumulated federal and state corporate income tax net operating loss carryforwards.  We expect that in the fourth quarter of 2003 and in calendar 2004, after utilizing in the fourth quarter of 2003 most of our remaining net operating loss carryovers of $4.4 million as of September 30, 2003, we will pay substantial corporate income taxes. During the third quarter of 2003, we utilized $8.5 million of loss carryovers and remitted $0.2 million for estimated federal and certain state taxes. Capital expenditures for the nine months ended September 30, 2003, were $12.0 million.  We estimate that capital expenditures for the remainder of 2003 will be between $2.0 million and $3.0 million and we anticipate that our capital expenditure needs for 2004 should be less than the current year. We believe that cash on hand and cash from operating activities, together with available borrowings under the Bank Facility Revolver, should be sufficient to permit us to meet our financial obligations and fund our operations. Our ability to meet our financial obligations and fund our operations could be adversely impacted, however, by factors such as prolonged downturns in the economy, poor performance by our stations, increased competition from other media, and other factors that could be a result of world events. In addition, we may require additional financing for future acquisitions, if any, and we cannot assure you that we will be able to obtain such financing at all or on terms considered favorable by us.

We entered into the Bank Facility as of December 16, 1999, with a syndicate of banks for $650.0 million in senior credit initially consisting of (1) $325.0 million in a reducing revolving credit facility and (2) $325.0 million in a multi-draw term loan that was fully drawn as of September 29, 2000.  The Bank Facility was established to: (1) refinance existing indebtedness; (2) provide working capital; and (3) fund corporate acquisitions. At our election, interest on any outstanding principal accrues at a rate based on either LIBOR plus a spread that ranges from 0.75% to 2.375% or on the prime rate plus a spread of up to 1.125%, depending on our leverage ratio. Under the Bank Facility, the reducing revolving credit facility and the multi-draw term loan mature on September 30, 2007 and reduce on a quarterly basis in amounts that vary from $12.2 million to $16.3 million for each loan. We anticipate that we will meet these quarterly debt reduction commitments through one or more of the following: (1) cash flows from operations; (2) additional permitted borrowings, if any, under the reducing revolving credit facility; (3) cash on hand; and (4) other debt or equity offerings to the extent permitted. The Bank Facility requires that we comply with certain financial covenants and leverage ratios that are defined terms within the agreement.  Compliance with these requirements affects our ability to draw down under the revolver.  Certain of these financial covenants and leverage ratios include but are not limited to the following:  (1) total debt to operating cash flow; (2) operating cash flow to interest expense; (3) operating cash flow to pro forma debt service; and (4) operating cash flow to fixed charges.  Management believes we are in compliance with all financial covenants and leverage ratios and all other terms of the agreement. On March 3, 2003, we entered into an amendment with our lenders under our bank facility that permitted us to redeem the Convertible Preferred Securities, Term Income Deferrable Equity Securities (“TIDES”) and modified the terms for insurance coverage.

Contractual Obligations

The following table reflects a summary of our contractual obligations for the remainder of the year 2003 and thereafter:

	payments due by period
Contractual Obligations:	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(amounts in thousands)
Long-term debt obligations (1)	$408,267	$14,222	$195,046	$48,786	$150,213
Operating lease obligations	59,613	1,799	21,779	11,872	24,163
Purchase obligations (2)	123,627	55,491	62,395	5,113	628
Other long-term liabilities (3)	112,297	—	108,878	3,910	(491)
Total	$703,804	$71,512	$388,098	$69,681	$174,513

(1)                                  (a)          Under our bank facility, the maturity on our outstanding debt of $258.0 million could be accelerated if we do not maintain certain covenants.
(b)         Under our $150.0 million 7.625% senior subordinated notes, the maturity could be accelerated if we do not maintain certain covenants or could be repaid in cash by us at our option prior to the due date of the notes.

(2)                                  (a)          On May 19, 2003, we acquired for a purchase price of $21.2 million, a radio station under litigation, court proceedings and a decision by the California Superior Court. Of the $25.0 million that was placed by us in an escrow account along with a $7.5 million letter of credit under a court order, $15.0 million has been authorized for release to Royce and the $7.5 million letter of credit has been cancelled. As described below under Part II, Item 1, Legal Proceedings, a successful appeal by Royce could reverse this transaction and Royce could be awarded damages.
(b)  We currently have a pending transaction to acquire the assets of two radio stations for a purchase price of $44.0 million in cash.
(c)          We have certain liabilities of $1.8 million related to: (i) our obligation to provide a letter of credit; (ii) a contingent obligation to a national sales representative of the former owner of one of our markets; (iii) an obligation to increase our interest in a partnership, carried as an investment; and (iv) construction obligations in connection with the relocation and consolidation of certain of our studio facilities.
(d)  In addition to the above, purchase obligations of $77.8 million include contracts for on-air personalities, sports programming rights, ratings services, television advertising and certain music licensing fees.

(3)                                  (a)          Under certain circumstances, our interest rate derivative with an aggregate notional amount of $30.0 million and a liability of $3.9 million at September 30, 2003, could be due and payable prior to the expiration of the agreement.
(b)         We have deferred income tax liabilities of $106.8 million that are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.
(c) Under Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” we have deferred rent liabilities of $1.6 million related to our recognition of escalated rents on a straight-line basis over the term of the lease agreements.

Off-Balance Sheet Arrangements

We utilize letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under our bank facility. An outstanding letter of credit as of September 30, 2003 was immaterial.

We enter into interest rate swap contracts to hedge a portion of our variable rate debt. See Note 9 to the Consolidated Financial Statements for a detailed discussion of our derivative instruments.

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at September 30, 2003. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We did not have any other off-balance sheet arrangements as of September 30, 2003.

Recent Accounting Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which requires all variable interest entities to be consolidated by the primary beneficiary.  The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity.  In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority.  The disclosure requirements of this interpretation were effective for all financial statements issued after January 31, 2003. The consolidation requirements of FIN 46 are deferred until December 31, 2003 for interests held in variable interest entities or potential variable interest entities created prior to February 1, 2003.  We are currently evaluating the impact that FIN 46 will have on our financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. Management believes that based upon our current derivative position, the adoption of SFAS No. 149 will not have a material impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheet.  SFAS No. 150 affects an entity’s classification of the mandatorily redeemable instruments, financial instruments to repurchase an entity’s own equity instruments and financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based entirely on a fixed monetary amount known at inception or something other than changes in its own equity instruments. Adoption of SFAS No. 150 by us was effective as of June 30, 2003. We believe that the adoption of SFAS No. 150 did not have a material impact on our financial position, results of operations or cash flows.

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

Radio Broadcasting Licenses and Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets.  As of September 30, 2003 we had recorded approximately $1.3 billion in radio broadcasting licenses and goodwill, which represented approximately 84.3% of our total assets.  In assessing the recoverability of these assets, we must conduct annual impairment testing required by SFAS No. 142 and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value. We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets and our estimate of the value contains assumptions incorporating variables that are based on past experiences and judgments about future performance of our stations. These variables would include but not be limited to the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures and the likely media competition within the market area. Changes in our estimates of the fair value of these assets could result in future period write downs in the carrying value of our broadcasting licenses and goodwill assets.

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

Estimation of Effective Tax Rates And Tax Contingencies

We evaluate our effective tax rates regularly and adjust rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which we operate, among other factors. Certain of our deferred tax assets are comprised of loss carryforwards for federal and state income tax filing purposes for which recovery is dependent on the amount and timing of taxable income we ultimately generate in the future, as well as other factors. We could recognize no benefit from our deferred tax assets or we could recognize the maximum benefit which is in accordance with our current estimate.  Also, we evaluate tax contingencies that are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations.  Our estimate of the value of our tax contingencies contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued.

ITEM 3.                                                     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate bank facility. The amount of market risk, from changes in interest rates on our variable rate bank facility, increased over the prior year due to the expiration at various times since January 2002 of derivative rate hedging instruments with an aggregate notional amount of $233.0 million, offset by a decrease in our outstanding variable rate debt. Under certain bank facility covenants that are measured periodically, we may be required from time to time to protect ourselves from interest rate fluctuations through the use of derivative rate hedging instruments. If the borrowing rates under LIBOR were to increase 1% above the current rates as of September 30, 2003, our interest expense under our bank facility would increase approximately $2.3 million on an annual basis, including any interest expense associated with the use of derivative rate hedging instruments as described below.

As of September 30, 2003, we had a derivative rate hedging transaction in place for a notional amount of $30.0 million that effectively fixes LIBOR at 5.8% and expires in 2008.  The fair value of the rate hedging transaction at September 30, 2003, based upon current market rates, is included as derivative instruments in other long-term liabilities according to the maturity date of the instrument.  Our rate hedging transaction is tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis.  The fair value of the hedging transaction is affected by a combination of several factors, including the change in the three-month LIBOR rate and the forward interest rate to maturity.  Any increase in the three-month LIBOR rate and/or the forward interest rate to maturity results in a more favorable valuation, while any decrease in the three-month LIBOR rate and/or forward interest rate to maturity results in a less favorable valuation. The derivative instrument liabilities as of September 30, 2003 were $3.9 million, which represented a decrease of $0.7 million from the balance as of December 31, 2002. This decrease was due primarily to: (1) an increase in the forward interest rate to maturity and (2) the expiration during the nine months ended September 30, 2003 of a rate hedging transaction for a notional amount of $35.0 million.

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

Our credit exposure related to our accounts receivable does not represent a significant concentration of credit risk due the high percentage of local business, the multiple markets in which we operate and the wide variety of advertisers.

See also additional disclosures regarding “Liquidity and Capital Resources” made under Item 2 above.

ITEM 4.                                                     Controls and Procedures

Evaluation of Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within time periods required by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on their most recent evaluation, which was completed as of the end of the quarterly period covered by this Form 10-Q (the “Evaluation Date”), our President/Chief Executive Officer and Executive Vice President/Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed.  Subsequent to the Evaluation Date, there were no changes in our internal controls that have, or are reasonably likely to have, materially affected our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                                                     Legal Proceedings

We are from time to time involved in litigation incidental to the conduct of our business, but we are not a party to any lawsuit or proceeding that, in our opinion, is likely to have a material adverse effect on us.

On May 19, 2003 we acquired the assets of radio station KWOD-FM, Sacramento, California, from Royce for a purchase price of $21.2 million in cash (see Note 5).  This acquisition was accomplished following extensive litigation.  Specifically, in February 1996, we entered into a letter agreement with Royce pursuant to which we agreed to purchase, and Royce agreed to sell, the assets of radio station KWOD-FM.  In July 1999, we filed suit to specifically enforce the terms of the letter agreement since Royce refused to proceed with the transaction.  In April 2002, the California Superior Court issued an Interlocutory Judgment requiring (i) Royce to sell the assets of radio station KWOD-FM to us and (ii) for us to place $25.0 million in cash in escrow and to post a $7.5 million irrevocable standby letter of credit pending all appeals. In May 2003, the California Superior Court ruled that we were entitled to $3.8 million in damages as a credit against the original $25.0 million purchase price. In August 2003, Royce filed a notice of appeal of that decision and we have cross appealed.  With the completion of closing in May 2003, the California Superior Court authorized the release to Royce of $15.0 million in cash from the escrow fund and the cancellation of the $7.5 million irrevocable standby letter of credit.  The remaining $10.0 million in the escrow deposit will remain until all appeals are concluded.  In May 2003, the California Court of Appeals affirmed in full the Interlocutory Judgment of the California Superior Court, and in July 2003, the Supreme Court of California declined the petition of Royce to review the matter and Royce has petitioned for reconsideration of that decision. Notwithstanding the foregoing, we cannot determine the amount of time required for the appeal process to be completed. We estimate that the impact of an unfavorable outcome will not materially impact our financial position, results of operations or cash flows.

In October 1999, The Radio Music License Committee (“RMLC”), of which we are a participant, filed a motion in the New York courts against Broadcast Music, Inc. (“BMI”) commencing a rate-making proceeding, on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees. The proceeding to determine the rate in the U.S. District Court was adjourned as RMLC and BMI entered into a new agreement in July 2003, that was approved by the U.S. District Court in September 2003, and that covered the period 1997 through 2006. Prior to the new agreement, we operated under an interim license agreement with BMI for the period commencing January 1, 1997 at the rates and terms reflected in the prior agreement. The Company’s management estimates that the impact of this agreement did not materially affect our financial position, results of operations or cash flows.

The RMLC, of which we are a participant, is currently in negotiations with American Society of Composers, Authors and Publishers (“ASCAP”) on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees. We are currently operating under an interim license agreement with ASCAP for the period commencing January 1, 2001 at the rates and terms reflected in the prior agreement. Management estimates that an unfavorable outcome with ASCAP will not materially impact our financial position, results of operations or cash.

ITEM 2.                                                     Changes in Securities and Use of Proceeds

None to report.

ITEM 3.                                                     Defaults Upon Senior Securities

None to report.

ITEM 4.                                                     Submission of Matters to a Vote of Security Holders

None to report.

ITEM 5.                                                     Other Information

None to report.

ITEM 6.                                                     Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2) (Originally filed as Exhibit 3.02)

4.01	Indenture for the Convertible Subordinated Debentures due 2014 between Entercom Communications Corp., as issuer, and Wilmington Trust Company, as indenture trustee. (3)

4.02

Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee.  (2)  (Originally filed as Exhibit 4.02)

4.03

First Supplemental Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee.  (2)  (Originally filed as Exhibit 4.03)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (4)(5)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (4)(5)

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

(4)                                  Filed herewith.

(5)                                  These exhibits are submitted as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.

(b)                                 Reports on Form 8-K

On August 1, 2003 we filed a Current Report on Form 8-K regarding a July 30, 2003 press release announcing our second quarter 2003 results and revenue guidance for the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP. (Registrant)

Date: November 12, 2003	/s/ David J. Field
Name: David J. Field Title: President and Chief Executive Officer (principal executive officer)

Date: November 12, 2003	/s/ Stephen F. Fisher
Name: Stephen F. Fisher Title: Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2) (Originally filed as Exhibit 3.02)

4.01	Indenture for the Convertible Subordinated Debentures due 2014 between Entercom Communications Corp., as issuer, and Wilmington Trust Company, as indenture trustee. (3)

4.02

Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee.  (2)  (Originally filed as Exhibit 4.02)

4.03

First Supplemental Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee.  (2)  (Originally filed as Exhibit 4.03)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (4)(5)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (4)(5)

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

(4)                                  Filed herewith.

(5)                                  These exhibits are submitted as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.