Form 10-K
period 2003-12-31
ENTERCOM COMMUNICATIONS CORP
filed 2004-03-02
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

As of February 17, 2004, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $1,937,037,815 based on the June 30, 2003 closing price of $49.01 on the New York Stock Exchange on such date.

Class A common stock,  $.01 par value 43,058,711 Shares Outstanding as of February 17, 2004

Class B common stock,  $.01 par value 8,431,805 Shares Outstanding as of February 17, 2004

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders pursuant to Regulation 14A, is incorporated by reference in Part III of this report, which will be filed with the Securities and Exchange Commission no later than April 29, 2004.

ENTERCOM COMMUNICATIONS CORP.

i

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to “Entercom,” “we,” “us,” “our” and similar terms refer to Entercom Communications Corp. and its consolidated subsidiaries, which would include any variable interest entities that are required to be consolidated by the primary beneficiary under the requirements of Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains, in addition to historical information, statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended.

Forward-looking statements, including certain pro forma information, are presented for illustrative purposes only and reflect our current expectations concerning future results and events.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

The pro forma information reflects adjustments and is presented for comparative purposes only and does not purport to be indicative of what has occurred or is indicative of future operating results or financial position. These risks, uncertainties and factors include, but are not limited to the factors described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.”

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

INFORMATION ABOUT STATION AND MARKET DATA

For this report:

•                  We obtained the following data from BIA Financial Network, Inc.:

•                  2002 market rank by radio revenue.

•                  We obtained the following data from BIA Consulting, Inc.:

•                  Our rank in the radio broadcasting industry as derived from figures published on February 2, 2004.

•                  We obtained the following data from The Arbitron Ratings Company:

•                  Market rank by metro population as set forth in the Fall 2003 Radio Market Report.

•                  Audience share and audience rank in target demographic data from surveys of persons, listening Monday through Sunday, 6 a.m. to 12 midnight, in the indicated demographic, as set forth in the Fall 2003 Radio Market Report.

•                  We obtained the following data from Miller, Kaplan, Arase & Co., LLP:

•                  2003 revenue ranking within our markets.

ii

PART I

ITEM 1.                             BUSINESS

Overview

We are the fourth largest radio broadcasting company in the United States based on revenues. We operate in 19 markets, including Boston, Seattle, Denver, Portland, Sacramento, Kansas City, Milwaukee, Norfolk, New Orleans, Memphis, Buffalo, Greensboro, Rochester, Greenville/Spartanburg, Wilkes-Barre/Scranton, Wichita, Madison, Gainesville/Ocala and Longview/Kelso (WA).

Our Acquisition Strategy

Through our disciplined acquisition strategy, we seek to (1) build leading station clusters principally in large-growth markets and (2) acquire underdeveloped properties that offer the potential for significant improvements in revenues and broadcast cash flow through the application of our operational expertise (for acquisitions during 2003, see Note 4 in the accompanying notes to the consolidated financial statements).

Our Operating Strategy

The principal components of our operating strategy are to:

•                  Develop Market Leading Station Clusters.

•                  Recruit, Develop, Motivate And Retain Superior Employees.

•                  Build Strongly-Branded Franchises.

•                  Leverage Station Clusters To Capture Greater Share Of Advertising Revenue.

•                  Acquire And Develop Under-Performing Stations.

Our Station Portfolio

The following table sets forth selected information about our portfolio of radio stations:

						Audience Share in Target Demographics	Audience Rank in Target Demographics
Market/Station	Market Rank		Year Acquired	Format	Target Demographics
	Metro Population	Radio Revenue
Boston, MA	9	9
WAAF-FM			1999	Active Rock	Men 18-34	7.9	#3
WEEI-AM			1998	} Sports Talk	Men 25-54	9.7	#1
WVEI-AM (1)			1999
WQSX-FM			1999	Rhythmic Adult Contemporary	Women 25-54	5.2	#4
WRKO-AM			1998	Talk	Adults 25-54	3.0	#16

Seattle, WA	14	13
KBSG-FM			1996	Oldies	Adults 25-54	3.2	#11
KIRO-AM			1997	News/Talk/Sports	Men 25-54	5.8	#2
KISW-FM			1997	Active Rock	Men 18-49	6.9	#1
KMTT-FM			1973	Adult Rock	Adults 25-54	4.9	#3T
KNDD-FM			1996	Alternative Rock	Men 18-34	9.1	#3
KNWX-AM			1996	News/Business	Men 25-54	0.3	#27
KQBZ-FM			1997	Talk	Men 18-49	4.8	#6
KTTH-AM			1997	News/Talk	Men 25-54	2.7	#17

						Audience Share in Target Demographics	Audience Rank in Target Demographics
Market/Station	Market Rank		Year Acquired	Format	Target Demographics
	Metro Population	Radio Revenue
Denver, CO	22	15
KALC-FM			2002	Hot Adult Contemporary	Women 18-49	5.4	#6
KEZW-AM			2002	Nostalgia	Adults 35-64	1.5	#16T
KOSI-FM			2002	Adult Contemporary	Women 25-54	9.5	#1
KQMT-FM			2003	Progressive Classic Rock	Men 25-54	7.2	#3

Portland, OR	24	22
KFXX-AM			1998	} Sports Talk	Men 25-54	3.2	#12
KSLM-AM (2)			1998
KGON-FM			1995	Classic Rock	Men 25-54	9.4	#1
KKSN-FM			1998	Oldies	Adults 25-54	4.4	#8
KNRK-FM			1995	Modern Rock	Men 18-34	9.3	#2
KOTK-AM			2003	News/Talk	Men 25-54	2.8	#15T
KRSK-FM			1998	Hot Adult Contemporary	Women 18-49	8.2	#1
KWJJ-FM			2003	Country	Adults 25-54	4.9	#5T
KCBZ-FM (3)			2002	Hot Adult Contemporary	Women 25-54	n/a	n/a

Sacramento, CA	27	25
KCTC-AM			1998	Nostalgia	Adults 35-64	1.8	#17
KDND-FM			1997	Contemporary Hit Radio	Women 18-34	11	#1T
KRXQ-FM			1997	Active Rock	Men 18-34	10.7	#1
KSEG-FM			1997	Classic Rock	Men 25-54	7.9	#3
KSSJ-FM			1997	Smooth Jazz	Adults 25-54	5.5	#5
KWOD-FM			2003	Alternative Rock	Men 18-34	7.5	#4T

Kansas City, MO	29	31
KCSP-AM			1998	News/Talk/Sports	Men 25-54	5.6	#5
KKHK-AM (4)			1999	Spanish Language	Adults 25-54	1.3	#21T
KMBZ-AM			1997	News/Talk/ Sports	Men 25-54	5.8	#4
KQRC-FM			2000	Active Rock	Men 18-34	17.2	#1
KRBZ-FM			2000	Modern Rock	Adults 18-34	6.7	#5
KUDL-FM			1998	Adult Contemporary	Women 25-54	10.0	#1
KXTR-AM (4)			1999	Classical	Adults 35-64	0.9	#22
KYYS-FM			1997	Adult Rock	Men 25-54	5.1	#7
WDAF-FM			2000	Country	Adults 25-54	3.3	#14

Milwaukee, WI	33	34
WEMP-AM			1999	Religious	Adults 35-64	0.1	#25
WMYX-FM			1999	Hot Adult Contemporary	Women 25-54	9.5	#2
WXSS-FM			1999	Contemporary Hit Radio	Women 18-34	8.6	#5

Norfolk, VA	40	41
WNVZ-FM			1999	Contemporary Hit Radio	Women 18-34	6.6	#6T
WPTE-FM			1999	Modern Adult Contemporary	Women 25-54	7.3	#3
WVKL-FM			1999	Urban Adult Contemporary	Women 25-54	11.4	#1
WWDE-FM			1999	Adult Contemporary	Women 25-54	10.8	#2

Greensboro, NC	43	56
WEAL-AM			1999	Gospel	Adults 35-64	0.7	#15
WJMH-FM			1999	Urban Hip Hop	Adults 18-34	14.1	#1
WMQX-FM			1999	Oldies	Adults 25-54	5.8	#5
WOZN-FM			2002	Hot Adult Contemporary	Women 18-49	6.3	#6
WPET-AM			2002	Religious	Adults 35-64	0.2	#20T
WQMG-FM			1999	Urban Adult Contemporary	Women 25-54	10.4	#1

							Audience Share in Target Demographics	Audience Rank in Target Demographics
Market/Station	Market Rank		Year Acquired		Format	Target Demographics
	Metro Population	Radio Revenue
New Orleans, LA	46	40
WEZB-FM			1999		Contemporary Hit Radio	Women 18-34	6.3	#4
WKZN-FM			1999		Hot Adult Contemporary	Women 18-49	6.4	#4
WLMG-FM			1999		Adult Contemporary	Women 25-54	8.7	#3
WSMB-AM			1999		Talk	Adults 35-64	1.2	#16T
WTKL-FM			1999		Oldies	Adults 25-54	5.5	#8
WWL-AM			1999		News/Talk/Sports	Men 25-54	13.9	#1

Memphis, TN	48	46
WJCE-AM			1999		Nostalgia	Adults 35-64	1.4	#17
WMBZ-FM			1999		Hot Adult Contemporary	Women 18-49	6	#7T
WRVR-FM			1999		Adult Contemporary	Women 25-54	8.3	#2

Buffalo, NY	52	42
WBEN-AM			1999		News/Talk	Adults 25-54	6.6	#6
WGR-AM			1999		Sports/Talk	Men 25-54	4.8	#9
WKSE-FM			1999		Contemporary Hit Radio	Women 18-34	14	#1
WTSS-FM			1999		Adult Contemporary	Women 25-54	13	#1
WWKB-AM			1999		Oldies	Adults 35-64	1.9	#13
WWWS-AM			1999		Urban Oldies	Adults 25-54	1.8	#13

Rochester, NY	54	55
WBBF-FM			1998		Oldies	Adults 25-54	3.3	#10
WBEE-FM			1998		Country	Adults 25-54	8.2	#4
WBZA-FM			1998		Classic Rock	Adults 25-54	6.1	#7
WROC-AM			1998		News/Talk	Adults 25-54	1.2	#16

Greenville/Spartanburg, SC	59	59
WFBC-FM			1999		Contemporary Hit Radio	Women 18-34	12.5	#1
WOLI-FM (5)			1999	}	Contemporary Christian Country	Adults 25-54	2.5	#12T
WOLT-FM (5)			1999
WORD-AM (5)			1999	}	News/Talk	Men 25-54	5.2	#6T
WYRD-AM (5)			1999
WSPA-FM			1999		Adult Contemporary	Women 25-54	9.2	#3T
WSPA-AM			1999		Full Service/ Talk	Adults 35-64	0.2	#26T

Wilkes-Barre /Scranton, PA	69	80
WAMT-FM (6)			1999	}	Classic Hits	Men 25-54	5.7	#5
WDMT-FM (6)			1999
WGBI-AM (6)			1999	}	News/Talk/Sports	Adults 35-64	3.1	#7
WILK-AM (6)			1999
WOGY-AM (6)			1999
WGGI-FM (6)			1999	}	Country	Adults 25-54	10.6	#2
WGGY-FM (6)			1999
WKRF-FM (6)			2000	}	Contemporary Hit Radio	Women 18-49	15	#2
WKRZ-FM (6)			1999

Gainesville/Ocala, FL	88	130
WKTK-FM			1986		Adult Contemporary	Women 25-54	9.3	#2
WSKY-FM			1998		News/Talk	Men 25-54	8.6	#3

Wichita, KS	96	73
KDGS-FM			2000		Contemporary Hit Radio	Women 18-34	13.1	#2
KEYN-FM			2000		Oldies	Adults 25-54	4.5	#8T
KFBZ-FM			2000		Hot Adult Contemporary	Women 18-49	7.4	#6
KFH-AM/FM (7)			2000		News/Talk	Men 18-49	9	#3T
KNSS-AM			2000		News	Adults 25-54	4.2	#10T

						Audience Share in Target Demographics	Audience Rank in Target Demographics
Market/Station	Market Rank		Year Acquired	Format	Target Demographics
	Metro Population	Radio Revenue
Madison, WI	97	68
WBZU-FM			2000	Classic Rock	Adults 25-54	5.3	#7
WMMM-FM			2000	Adult Alternative	Adults 25-54	4.7	#8T
WOLX-FM			2000	Oldies	Adults 25-54	6.8	#3T

Longview/Kelso, WA	n/a	n/a
KBAM-AM			1998	Country	Adults 25-54	n/a	n/a
KEDO-AM			1997	Oldies	Adults 25-54	n/a	n/a
KLYK-FM			1997	Adult Contemporary	Women 25-54	n/a	n/a
KRQT-FM			1998	Classic Rock	Men 25-54	n/a	n/a

“T”                            Represents a tie in rank.

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

(5)                                  Each of the following groups of stations simulcast their programming: WOLI-FM and WOLT-FM; and WORD-AM and WYRD-AM.

(6)                                  Each of the following groups of stations simulcast their programming: WAMT-FM and WDMT-FM; WGBI-AM, WILK-AM and WOGY-AM; WGGI-FM and WGGY-FM; and WKRF-FM and WKRZ-FM.

(7)                                  KFH-AM and KFH-FM simulcast their programming.

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

The following are some of the factors that are important to a radio station’s competitive position:

•                  management talent and expertise;

•                  audience ratings;

•                  sales talent and expertise;

•                  signal strength; and

•                  the number and characteristics of other radio stations and other advertising media in the market area.

In addition, we attempt to improve our competitive position with promotional campaigns aimed at the demographic groups targeted by our stations and by sales efforts designed to attract advertisers. Radio station operators are subject to the possibility of another station changing programming formats to compete directly for listeners and advertisers or launching an aggressive promotional campaign in support of an already existing competitive format.  If a competitor, particularly one with substantial financial resources, were to attempt to compete in either of these fashions, the broadcast cash flow of our affected station could decrease due to increased promotional and other expenses and/or lower advertising revenues.  There can be no assurance that any one of our radio stations will be able to maintain or increase its current audience ratings and radio advertising revenue market share.

The operation of a radio broadcast station requires a license from the Federal Communications Commission or FCC. The number of radio stations that can operate in a given market is limited by the number of AM and FM frequencies allotted by the FCC to communities in that market. The FCC’s multiple ownership rules further limit the number of stations serving the same area that may be owned or controlled by a single entity. The FCC adopted on June 2, 2003 new ownership rules to modify the local radio market definition by reference, where available, to the geographic markets as defined by Arbitron; implementation of the new rules, however, has been stayed pending the decision of the U.S. Court of Appeals for the Third Circuit reviewing challenges to such rules, and the existing rules defining radio markets based on certain overlapping signal contours remain in effect.  The radio caps remain unchanged under both versions of the rules. If the pending rules are allowed to go into effect, the market clusters in Kansas City and Wilkes-Barre/Scranton would not comply with the applicable numeric limitations, although they do comply with those limitations under the existing rules. The pending rules provide, however, that clusters that complied with the numeric limitations under the existing rules but exceed those limitations as determined under the new market definition of the pending rules, will be “grandfathered,” provided that these clusters could not be transferred intact to a new licensee unless it qualified under specified standards as a small business.  In addition, proposals have been introduced in Congress that, if adopted into law, may result in still different ownership rules affecting the number of stations that may be owned in a common geographic area and whether existing combinations would be considered as “grandfathered.”

Our stations compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media such as newspapers, magazines, over-the-air and cable television, outdoor advertising and direct mail. The radio broadcasting industry also competes with new media technologies that are being developed or introduced, such as satellite-delivered digital audio radio service, which now has two primarily subscriber-based services that offer numerous formats with CD-type sound quality; audio programming offered by cable systems, direct broadcast satellite systems, Internet content providers, personal communications services and other wireless digital audio delivery services; and low-power FM radio, which has resulted in new noncommercial FM stations serving small, localized areas. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact discs. There can be no assurances, however, that this historical growth will continue or that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

The FCC also has a pending proceeding which contemplates the use of digital technology by existing AM and FM radio broadcast stations to both improve sound quality and provide spectrum for enhanced data services to complement the existing programming service and provide new business opportunities for radio broadcasters. The FCC has authorized use of an in-band on-channel, or IBOC, digital technology developed by iBiquity Digital Corporation on FM stations full-time and on AM stations day-time only.  We have invested in iBiquity and have tested and installed the IBOC digital technology on certain of our stations.

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

The FCC has the power to impose penalties for violations of its rules under the Communications Act of 1934  (the “Communications Act”), including the imposition of monetary fines, the issuance of short-term licenses, the imposition of a condition on the renewal of a license, the denial of authority to acquire new stations, and the revocation of operating authority.

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

FCC Licenses.  Radio stations operate pursuant to renewable broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years. The FCC licenses for our stations are held by our subsidiaries. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public, on a variety of grounds. The FCC is required to renew a broadcast station license if the FCC finds that the station has served the public interest, convenience and necessity; there have been no serious violations by the licensee of the Communications Act or the FCC’s rules and regulations; and there have been no other violations by the licensee of the Communications Act or the FCC’s rules and regulations that, taken together, constitute a pattern of abuse.

The FCC has initiated enforcement proceedings alleging that several of our radio stations have broadcast indecent programming in violation of the FCC’s rules.  We have defended our operations and denied that the allegations made have merit. In recent decisions with respect to similar allegations against other station licensees, the FCC has threatened to initiate license revocation proceedings for “serious” future indecency violations. The pendency of these proceedings, as well as the FCC’s more vigorous enforcement of its indecency rules against the broadcasting industry as a whole, may encourage third parties to challenge our license renewal applications or applications to acquire new stations.

If a challenge is filed against a renewal application, and, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet certain requirements and that no mitigating factors justify the imposition of a lesser sanction, the FCC may deny a license renewal application. Historically, FCC licenses have generally been renewed.  We have no reason to believe that our licenses will not be renewed in the ordinary course, although there can be no assurance to that effect. The non-renewal of one or more of our licenses could have a material adverse effect on our business.

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

The following table listing each station that our subsidiaries own or operate sets forth the metropolitan market served (the FCC - designated city of license may differ), the call letters, FCC license classification, antenna height above average terrain (“HAAT”), power, frequency and FCC license expiration date.

Market	Station	FCC Class	HAAT (in meters)	Frequency		Power in Kilowatts(1)	Expiration Date of FCC License
Boston, MA	WAAF-FM	B	239	107.3	MHz	20	April 1, 2006
	WEEI-AM	B	*	850	kHz	50	April 1, 2006
	WQSX-FM	B	179	93.7	MHz	34	April 1, 2006
	WRKO-AM	B	*	680	kHz	50	April 1, 2006
	WVEI-AM	B	*	1440	kHz	5	April 1, 2006

Seattle, WA	KBSG-FM	C	729	97.3	MHz	55	February 1, 2006
	KIRO-AM	A	*	710	kHz	50	February 1, 2006
	KISW-FM	C	714	99.9	MHz	58	February 1, 2006
	KMTT-FM	C	714	103.7	MHz	58	February 1, 2006
	KNDD-FM	C	714	107.7	MHz	58	February 1, 2006
	KNWX-AM	B	*	1210	kHz	27.5-D/10-N	February 1, 2006
	KQBZ-FM	C	714	100.7	MHz	58	February 1, 2006
	KTTH-AM	B	*	770	kHz	50-D/5-N	February 1, 2006

Denver, CO	KALC-FM	C	448	105.9	MHz	100	April 1, 2005
	KEZW-AM	B	*	1430	kHz	10-D/5-N	April 1, 2005
	KOSI-FM	C	495	101.1	MHz	100	April 1, 2005
	KQMT-FM	C	495	99.5	MHz	100	April 1, 2005

Portland, OR	KFXX-AM	B	*	910	kHz	5	February 1, 2006
	KGON-FM	C	386	92.3	MHz	100	February 1, 2006
	KKSN- FM	C	386	97.1	MHz	100	February 1, 2006
	KNRK-FM	C2	403	94.7	MHz	6.3	February 1, 2006
	KOTK-AM	B	*	1080	kHz	50 -D/10-N	February 1, 2006
	KRSK-FM	C1	470	105.1	MHz	22.5	February 1, 2006
	KWJJ-FM	C1	386	99.5	MHz	52	February 1, 2006
	KSLM-AM (2)	B	*	1390	kHz	5-D/0.69-N	February 1, 2006
	KCBZ-FM (3)	A	92	96.5	MHz	0.95	February 1, 2006

Sacramento, CA	KCTC-AM	B	*	1320	kHz	5	December 1, 2005
	KDND-FM	B	123	107.9	MHz	50	December 1, 2005
	KRXQ-FM	B	151	98.5	MHz	50	December 1, 2005
	KSEG-FM	B	152	96.9	MHz	50	December 1, 2005
	KSSJ-FM	B1	99	94.7	MHz	25	December 1, 2005
	KWOD-FM	B	125	106.5	MHz	50	December 1, 2005

Kansas City, MO	KCSP-AM	B	*	610	kHz	5	February 1, 2005
	KKHK-AM (4)	B	*	1250	kHz	25-D/3.7-N	June 1, 2005
	KMBZ-AM	B	*	980	kHz	5	February 1, 2005
	KQRC-FM	C0	335	98.9	MHz	100	February 1, 2005
	KRBZ-FM	C0	335	96.5	MHz	100	February 1, 2005
	KUDL-FM	C0	335	98.1	MHz	100	June 1, 2005
	KXTR-AM (4)	B	*	1660	kHz	10-D/1-N	June 1, 2005
	KYYS-FM	C0	335	99.7	MHz	100	February 1, 2005
	WDAF-FM	C1	299	106.5	MHz	100	February 1, 2005

Milwaukee, WI	WEMP-AM	B	*	1250	kHz	5	December 1, 2004
	WMYX-FM	B	137	99.1	MHz	50	December 1, 2004
	WXSS-FM	B	257	103.7	MHz	19.5	December 1, 2004

Market	Station	FCC Class	HAAT (in meters)	Frequency		Power in Kilowatts(1)	Expiration Date of FCC License
Norfolk, VA	WNVZ-FM	B	146	104.5	MHz	50	October 1, 2011
	WPTE-FM	B	152	94..9	MHz	50	October 1, 2011
	WVKL-FM	B	268	95.7	MHz	40	October 1, 2011
	WWDE-FM	B	152	101.3	MHz	50	October 1, 2011

Greensboro, NC	WEAL-AM	D	*	1510	kHz	1-D	December 1, 2011
	WJMH-FM	C	367	102.1	MHz	100	December 1, 2011
	WMQX-FM	C	335	93.1	MHz	100	December 1, 2011
	WOZN-FM	C0	375	98.7	MHz	100	December 1, 2011
	WPET-AM	D	*	950	kHz	0.5-D/0.08-N	December 1, 2011
	WQMG-FM	C0	327	97.1	MHz	100	December 1, 2011

New Orleans, LA	WEZB-FM	C	300	97.1	MHz	100	June 1, 2004 (5)
	WKZN-FM	C1	275	105.3	MHz	100	June 1, 2004 (5)
	WLMG-FM	C	300	101.9	MHz	100	June 1, 2004 (5)
	WSMB-AM	B	*	1350	kHz	5	June 1, 2004 (5)
	WTKL-FM	C	300	95.7	MHz	100	June 1, 2004 (5)
	WWL-AM	A	*	870	kHz	50	June 1, 2004 (5)

Memphis, TN	WJCE-AM	B	*	680	kHz	10-D/5-N	August 1, 2004
	WMBZ-FM	C2	144	94.1	MHz	50	August 1, 2004
	WRVR-FM	C1	229	104.5	MHz	100	August 1, 2004

Buffalo, NY	WBEN-AM	B	*	930	kHz	5	June 1, 2006
	WGR-AM	B	*	550	kHz	5	June 1, 2006
	WKSE-FM	B	128	98.5	MHz	46	June 1, 2006
	WTSS-FM	B	355	102.5	MHz	110	June 1, 2006
	WWKB-AM	A	*	1520	kHz	50	June 1, 2006
	WWWS-AM	C	*	1400	kHz	1	June 1, 2006

Rochester, NY	WBBF-FM	A	117	93.3	MHz	4.4	June 1, 2006
	WBEE-FM	B	152	92.5	MHz	50	June 1, 2006
	WBZA-FM	B	172	98.9	MHz	37	June 1, 2006
	WROC-AM	B	*	950	kHz	1	June 1, 2006

Greenville/ Spartanburg, SC	WFBC-FM	C	552	93.7	MHz	100	December 1, 2011
	WOLI-FM	A	100	103.9	MHz	6	December 1, 2011
	WOLT-FM	A	151	103.3	MHz	2.7	December 1, 2011
	WORD-AM	B	*	950	kHz	3.6-D/0.89-N	December 1, 2011
	WSPA-AM	B	*	910	kHz	5	December 1, 2011
	WSPA-FM	C	580	98.9	MHz	100	December 1, 2011
	WYRD-AM	B	*	1330	kHz	5	December 1, 2003 (5)

Wilkes-Barre/ Scranton, PA	WAMT-FM	A	207	103.1	MHz	0.73	August 1, 2006
	WDMT-FM	A	22	102.3	MHz	5.8	August 1, 2006
	WGBI-AM	B	*	910	kHz	1-D/0.5-N	August 1, 2006
	WGGI-FM	A	117	95.9	MHz	4.2	August 1, 2006
	WGGY-FM	B	365	101.3	MHz	7	August 1, 2006
	WILK-AM	B	*	980	kHz	5-D/1-N	August 1, 2006
	WKRZ-FM	B	357	98.5	MHz	8.7	August 1, 2006

Market	Station	FCC Class	HAAT (in meters)	Frequency		Power in Kilowatts(1)	Expiration Date of FCC License
	WKRF-FM	A	267	107.9	MHz	0.84	August 1, 2006
	WOGY-AM	B	*	1300	kHz	5-D/0.5-N	August 1, 2006

Gainesville/ Ocala, FL	WKTK-FM	C1	299	98.5	MHz	100	February 1, 2012
	WSKY-FM	C2	289	97.3	MHz	13.5	February 1, 2012

Wichita, KS	KDGS-FM	C3	100	93.9	MHz	25	June 1, 2005
	KEYN-FM	C0	307	103.7	MHz	100	June 1, 2005
	KFBZ-FM	C0	301	105.3	MHz	100	June 1, 2005
	KFH-AM	B	*	1330	kHz	5-D/5-N	June 1, 2005
	KFH-FM	C2	150	98.7	MHz	50	June 1, 2005
	KNSS-AM	C	*	1240	kHz	0.63	June 1, 2005

Madison, WI	WBZU-FM	A	74	105.1	MHz	6	December 1, 2004
	WMMM-FM	A	175	105.5	MHz	2	December 1, 2004
	WOLX-FM	B	396	94.9	MHz	37	December 1, 2004

Longview/Kelso, WA	KBAM-AM	D	*	1270	kHz	5-D/0.083-N	February 1, 2006
	KEDO-AM	C	*	1400	kHz	1	February 1, 2006
	KLYK-FM	A	145	94.5	MHz	3	February 1, 2006
	KRQT-FM	C3	528	107.1	MHz	0.74	February 1, 2006

*                                         Not applicable for AM transmission facilities.

(1)                                  Pursuant to FCC rules and regulations, many AM radio stations are licensed to operate at a reduced power during the nighttime broadcasting hours, which can result in reducing the radio station’s coverage during the nighttime hours of operation. Both daytime and nighttime power ratings are shown, where applicable. For FM stations, the maximum effective radiated power in the main lobe is given.

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

(5)                                  Application for license renewal pending with the FCC.

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

•                  the “character” of the proposed licensee; and

•                  compliance with the Communications Act’s limitations on alien ownership as well as compliance with other FCC regulations and policies.

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

Multiple Ownership Rules.  The Communications Act imposes specific limits on the number of commercial radio stations an entity can own in a single market, and FCC rules and regulations in effect since 1996 have implemented these limitations.  On June 2, 2003, the FCC adopted “new” ownership rules following a comprehensive review of its ownership regulations, including new cross-media limits that in certain markets eliminated the newspaper-broadcast cross-ownership ban and the television-radio cross-ownership ban, and regulations that revised the manner in which the radio numeric ownership limitations were to be applied, substituting where available geographic markets as determined by Arbitron in place of the former standard which was based on certain overlapping signal contours. As earlier discussed, however, the effectiveness of the new ownership rules has been stayed pending the outcome of litigation.

Under the pending rules, if they become effective, for those markets where cross-media limits were not eliminated, the broadcast/newspaper cross-ownership rule prevents the same owner from owning a broadcast station and a daily newspaper in the same geographic market. These rules may preclude us from acquiring certain stations we might otherwise seek to acquire or limit the prospective buyers in the market of any stations we may wish to sell.  The pending rules also effectively prevent us from selling stations in a market to a buyer that has reached its ownership limit in the market.

Under both the existing and the pending rules, the number of radio stations that can be owned by a single entity in a local radio market, as defined under procedures adopted by the FCC, are the same:

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

For purposes of the numeric limitations under the existing rules, if a station is operated for more than 15% of the hours of weekly operation under a local marketing or time brokerage agreement by a party owning another radio station in the same market, and there is significant contour overlap between the owned and the brokered station, both stations are treated as “owned” stations; under the pending rules, any station for which a party which owns stations in the same geographic market, as explained below, provides more than 15% of the weekly hours of programming or sells more than 15% of the weekly hours of advertising is treated as an “owned” station, without regard to contour overlap.

The existing rules define a local “radio market” by reference to certain overlapping signal contours of stations to be owned in common and other stations serving the same area.  Under the pending rules, the FCC substituted geographic markets as defined by Arbitron, where available, and applied the numeric limitations on ownership to all stations in the same market under common ownership, or, as noted above, control pursuant to a local marketing agreement or joint sales agreement.

The FCC applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. In the case of corporations directly or indirectly controlling broadcast licenses, the following interests are generally considered to be “attributable” for purposes of the ownership rules: the interests of officers or directors; a 5% or greater direct or indirect voting interest; certain passive investor interests with a 20% or greater voting interest; and equity and debt interests which combined exceed 33% of a licensee’s total assets, if the interest holder supplies more than 15% of the total weekly programming of a licensee’s station, or has any attributable interest in a broadcast station, cable television system, newspaper or other media outlet located in the same market.  Under the “attribution” rules and policies, the FCC treats the equity interest of minority holders in an entity as generally not attributable if a single entity or individual holds or controls more than 50% of that entity’s votes.  The FCC made no changes in its “attribution” rules and policies in the pending rules, however, in a separate proceeding in January 2001, the FCC eliminated the “single majority shareholder” exemption, but grandfathered minority interests owned before December 14, 2000.  The elimination of this exemption has not been enforced following a court decision in December 2001 in which the elimination was held to be arbitrary and capricious as applied to the FCC’s cable ownership rules; a rulemaking in which the FCC is reviewing the exemption is pending.  The FCC’s attribution rules limit the number of radio stations we may acquire or own in any market, and may limit the prospective buyers within the market of any stations that we may desire to sell.

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

Programming And Operation.  The Communications Act requires broadcasters to serve the “public interest.” The FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. A licensee continues to be required, however, to present programming that is responsive to issues of the station’s community of license and to maintain records demonstrating this responsiveness. Complaints from listeners concerning a station’s programming often will be considered by the FCC when it evaluates renewal applications of a licensee, but may be considered by the FCC at anytime.  Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on human exposure to radio frequency radiation.  The FCC restricts the broadcast of indecent programming and prohibits the broadcast of obscene programming.

Recently, the FCC has received an increasing number of complaints alleging that broadcast stations have carried indecent programming at times when children may be in the audience, in violation of federal criminal law and the FCC’s policies, which prohibit programming that is defined as “indecent” under FCC policies during the hours of 6:00 am until 10:00 pm., and the FCC has greatly intensified its enforcement activities with respect to such material. Not only have the maximum monetary fines for such proven violations of FCC policies been increased to $27,500 per occurrence, proposals have been discussed in Congress to increase the potential fines substantially higher and the FCC has warned broadcasters that future “serious” violations may result in the commencement of revocation proceedings. A Congressional hearing with regard to such programming matters was held on January 28, 2004.  The FCC has notified us in several instances that complaints have been received with respect to several of our stations concerning the broadcast of allegedly indecent programming; we have successfully defended several of these complaints and are continuing to defend our programming in three pending proceedings.

On November 7, 2002, the FCC adopted new rules (1) prohibiting employment discrimination by broadcast stations on the basis of race, religion, color, national origin, and gender; and (2) requiring broadcasters to implement programs to promote equal employment opportunities at their stations.  These rules replaced earlier rules that were found by the Court of Appeals for the District of Columbia to be unconstitutional. The new rules generally require broadcasters to refrain from discrimination in hiring and promotion, to widely disseminate information about all full-time job openings to all segments of the community to ensure that all qualified applicants have sufficient opportunity to apply for the job, to send job vacancy announcements to recruitment organizations and others in the community indicating an interest in all or some vacancies at the station, and to implement a number of specific longer-term recruitment outreach efforts, such as job fairs, internship programs, and interaction with educational and community groups from among a menu of approaches itemized by the FCC. The rules were effective on March 10, 2003.  The applicability of these policies to part-time employment opportunities is the subject of a pending further rule making proceeding.

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

•                  revisions to the FCC’s rules relating to political broadcasting, including free air time to candidates;

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

•                  proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; and

•                  changes in the FCC’s ownership and attribution policies, including the definition of the local market for multiple ownership purposes (see Multiple Ownership Rules).

The FCC has selected the In-Band On-Channel™ as the exclusive technology for introduction of terrestrial digital operations by AM and FM radio stations.  The FCC has authorized the commencement of “hybrid” In-Band On-Channel™ transmissions, that is, simultaneous broadcast in both digital and analog format, after receipt of individual grant of special temporary authority by the FCC pending the adoption of formal licensing and service rules.  The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services.  In-Band On-Channel™ technology permits a station to transmit radio programming in both analog and digital formats, and eventually in digital only formats, using the bandwidth that the radio station is currently licensed to use.  It is unclear what impact the introduction of digital broadcasting will have on the radio market in which we compete.

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

Employees

On February 1, 2004, we had a staff of 1,683 full-time employees and 810 part-time employees. We are a party to collective bargaining agreements with the American Federation of Television and Radio Artists (AFTRA), which apply to some of our programming personnel, and we are a party to a collective bargaining agreement with the International Brotherhood of Electrical Workers (IBEW), which applies to some of our programming and engineering personnel. Approximately 114 employees are represented by these collective bargaining agreements that expire at various times. We believe that our relations with our employees are good.

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

Internet Address and Internet Access to Periodic and Current Reports

Our Internet address is www.entercom.com. You may obtain through our Internet website, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.  These reports will be available as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. You can also obtain these reports directly from the SEC at their website http://www.sec.gov or you may visit the SEC in person at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  We will also provide a copy of the 10-K annual report upon any written request by a shareholder.

Corporate Governance

Code of Business Conduct and Ethics.  We have adopted a Code of Business Conduct and Ethics that applies to each of our employees including our principal executive officer and senior members of our finance department. Our Code of Business Conduct and Ethics may be found, in compliance with SEC and NYSE rules, on the Corporate Governance page of our website located at http://www.entercom.com.   We will provide a paper copy of the Code of Business Conduct and Ethics upon any request by a shareholder.

Board Committee Charters.  Each of our Audit Committee, Compensation Committee and Nominating / Corporate Governance Committee has a committee charter as required by the rules of the New York Stock Exchange.  These committee charters may be found, in compliance with NYSE rules, on the Corporate Governance page of our website located at http://www.entercom.com.  We will provide a paper copy of any one or more of such charters upon any request by a shareholder.

Corporate Governance Guidelines.  New York Stock Exchange rules require our Board of Directors to establish certain Corporate Governance Guidelines.  These guidelines may be found, in compliance with NYSE rules, on the Corporate Governance page of our website located at http://www.entercom.com.  We will provide a paper copy of our Corporate Governance Guidelines upon any request by a shareholder.

ITEM 2.                             PROPERTIES

The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We typically lease our studio and office space, although we do own some of our facilities. Most of our studio and office space leases contain lease terms with expiration dates of five to fifteen years. A station’s studios are generally housed with its offices in downtown or business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We own many of our main transmitter and antenna sites and lease the remainder of our transmitter/antenna sites with lease terms that expire, including renewal options, in periods generally ranging up to twenty years. The transmitter/antenna site for each station is generally located so as to provide maximum market coverage, consistent with the station’s FCC license. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required. We have approximately $7.7 million in aggregate minimum annual rental commitments under real estate leases. The leases may contain escalation clauses such as defined contractual increases or cost of living adjustments.

Our principal executive offices are located at 401 City Avenue, Suite 809, Bala Cynwyd, Pennsylvania 19004, in 10,678 square feet of leased office space. The lease on this premise expires October 31, 2006.

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

On May 19, 2003 we acquired the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation, or Royce, for a purchase price of $21.2 million in cash (see Note 4 in the accompanying notes to the consolidated financial statements). This acquisition was accomplished following extensive litigation.  Although we have successfully secured the assets of KWOD-FM through court ordered specific performance of the agreement, Royce has continued to appeal its case through the California judicial system.  While the order granting specific performance and ordering the transfer of the station is now final, Royce has appealed the court’s determination that we were entitled to $3.8 million in damages as an offset against the original $25.0 million purchase price.  We cannot determine the amount of time required for the appeal process to be completed. We estimate that the impact of an unfavorable outcome will not materially impact our financial position, results of operations or cash flows.

In October 1999, The Radio Music License Committee (“RMLC”), of which we are a participant, filed a motion in the New York courts against Broadcast Music, Inc. (“BMI”) commencing a rate-making proceeding, on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees. The proceeding to determine the rate in the U.S. District Court was adjourned as RMLC and BMI entered into a new agreement in July 2003, that was approved by the U.S. District Court in September 2003, and that covered the period 1997 through 2006. Prior to the new agreement, we operated under an interim license agreement with BMI for the period commencing January 1, 1997 at the rates and terms reflected in the prior agreement. The Company’s management estimates that the impact of this development did not materially affect our financial position, results of operations or cash flows.

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

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information For Our Common Stock

Our Class A common stock, $.01 par value, is listed on The New York Stock Exchange under the symbol “ETM.” The table below shows, for the quarters indicated, the reported high and low trading prices of our Class A common stock on The New York Stock Exchange.

	Price Range
	High	Low
Calendar Year 2002
First Quarter	$59.45	$44.00
Second Quarter	58.73	42.11
Third Quarter	49.92	35.80
Fourth Quarter	55.44	42.14
Calendar Year 2003
First Quarter	52.05	42.70
Second Quarter	52.35	43.60
Third Quarter	51.88	43.06
Fourth Quarter	53.64	44.25

There is no established trading market for our Class B or Class C common stock, $.01 par value.

Holders

As of February 17, 2004, there were approximately 78 shareholders of record of our Class A common stock.  This number does not include the number of shareholders whose shares are held of record by a broker or clearing agency but does include each such brokerage house or clearing agency as one record holder.  Based upon available information, we believe we have approximately 8,925 beneficial owners of our Class A common stock.  There are 4 shareholders of record of our Class B common stock, $.01 par value, and no shareholders of record of our Class C common stock, $.01 par value.

Dividends

Since becoming a public company in January 1999, we have not declared any dividends on any class of our common stock and we do not intend to pay any dividends in the foreseeable future. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other factors, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions, including the provisions of our credit facility, senior subordinated notes and other considerations that the Board of Directors deems relevant.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2003, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Equity Compensation Plan Information as of December 31, 2003

	(a)	(b)	(c)
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Column (a))

Equity Compensation Plans Approved by Shareholders:
Employee Stock Purchase Plan	—	$—	1,762,742
Entercom 1998 Equity Compensation Plan (1)	4,883,586	$41.82	1,955,414

Equity Compensation Plans Not Approved by Shareholders
None	—	—	—

Total	4,883,586		3,718,156

(1)                                  The number of shares available for issuance under the Entercom 1998 Equity Compensation Plan contains a formula that automatically increases the number of shares available for issuance by 10% of the increase in the number of shares of outstanding common stock.

For a description of the employee plans, please refer to Note 16 in the accompanying notes to the consolidated financial statements.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data below as of and for the years ended December 31, 1999 through 2003 are derived from our audited consolidated financial statements. The selected financial data for the years ended December 31, 2001, 2002 and 2003 and balance sheets as of December 31, 2002 and 2003 are qualified by reference to, and should be read in conjunction with the corresponding audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report. The selected financial data for the years ended December 31, 1999 and 2000 and the balance sheets as of December 31, 1999, 2000 and 2001 are derived from audited financial statements not included herein. Our financial results are not comparable from period to period because of our acquisitions and dispositions of radio stations. Certain reclassifications have been made to the financial statements from prior years to conform to the presentation for the year ended December 31, 2003, including the reclassification of an extraordinary item in 1999 as a result of the adoption on January 1, 2003 of the Statement of Accounting Financial Standards No. 145.

The following information relates only to certain selected data presented for 1999:

Before completing our initial public offering in January 1999, we were an S corporation.  Because of our S corporation status, we were not liable for federal and certain state corporate income taxes. Instead, our shareholders included our taxable income or loss in their federal and those state income tax returns. Immediately before our initial public offering, we converted to a C corporation, and accordingly, we were then subject to federal and state corporate income taxes. We have provided below certain pro forma financial data for the year ended December 31, 1999 that reflect provisions for state and federal income taxes, applied to income before income taxes, as if we were a C corporation, instead of an S corporation, during that period.  Such pro forma data is presented for comparative purposes only and does not purport to be indicative of what has occurred or to be indicative of future operating results or financial position.  Additionally, as a result of our conversion to a C corporation immediately prior to our initial public offering, generally accepted accounting principles required us to provide for deferred income taxes of $79.8 million to reflect the cumulative temporary differences between book and income tax bases of our assets and liabilities.

SELECTED FINANCIAL DATA

(amounts in thousands, except per share data)

	Years Ended December 31,
	1999	2000	2001	2002	2003

Operating Data:
Net revenues	$215,001	$352,025	$332,897	$391,289	$401,056
Operating expenses (income):
Station operating expenses	135,943	206,608	201,257	226,033	232,184
Depreciation and amortization	20,936	42,617	45,644	15,058	14,687
Corporate general and administrative expenses	8,100	12,497	12,335	14,124	14,433
Time brokerage agreement fees	652	11	—	7,432	1,636
Net (gains) loss on sale of assets	(1,986)	(41,465)	16	(1,166)	(2,118)
Total operating expenses (income)	163,645	220,268	259,252	261,481	260,822

Operating income	51,356	131,757	73,645	129,808	140,234
Other expense (income):
Interest expense, including amortization of deferred financing costs	11,810	38,618	28,448	25,094	20,515
Financing cost of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding solely convertible debentures of the Company	1,845	7,813	7,813	7,813	2,020
Interest income	(3,253)	(512)	(262)	(2,094)	(505)
Loss on early extinguishment of debt	1,480	—	—	—	3,795
Equity loss from unconsolidated affiliate	—	1,100	4,706	3,352	—
Loss on investments	—	5,688	2,000	—	158
Net loss (gain) on derivative instruments	—	—	912	2,290	(961)
Total other expense	11,882	52,707	43,617	36,455	25,022
Income before income taxes and accounting changes	39,474	79,050	30,028	93,353	115,212
Income taxes	100,351	31,796	12,194	37,529	43,432
Income (loss) before accounting changes	(60,877)	47,254	17,834	55,824	71,780
Cumulative effect of accounting changes, net of taxes	—	—	(566)	(138,876)	—
Net income (loss)	$(60,877)	$47,254	$17,268	$(83,052)	$71,780

Net Income (Loss) Per Share - Basic:
Income (loss) before accounting changes	$(1.61)	$1.05	$0.39	$1.14	$1.41
Cumulative effect of accounting changes, net of taxes	—	—	(0.01)	(2.84)	—
Net income (loss) per share - basic	$(1.61)	$1.05	$0.38	$(1.70)	$1.41

Net Income (Loss) Per Share - Diluted:
Income (loss) before accounting changes	$(1.61)	$1.04	$0.39	$1.12	$1.39
Cumulative effect of accounting changes, net of taxes	—	—	(0.01)	(2.79)	—
Net income (loss) per share - diluted	$(1.61)	$1.04	$0.38	$(1.67)	$1.39

Weighted average shares - basic	37,922	45,209	45,295	48,965	50,962
Weighted average shares - diluted	37,922	45,614	45,994	49,766	51,608

Pro Forma Data:
Income before income taxes	$39,474
Pro forma income taxes	19,716
Pro forma net income	$19,758

Pro forma net income per share - basic	$0.52
Pro forma net income per share - diluted	$0.51

Weighted average common shares outstanding - basic	37,922
Pro forma weighted average common shares outstanding - diluted	38,238

SELECTED FINANCIAL DATA

(amounts in thousands, except per share data)

	Years Ended December 31,
	1999	2000	2001	2002	2003

Cash Flows Data:
Cash flows related to:
Operating activities	$40,700	$69,475	$85,243	$104,342	$130,366
Investing activities	(712,323)	(64,684)	(17,891)	(275,299)	(105,078)
Financing activities	676,416	(2,796)	(69,858)	252,799	(101,987)

	December 31,
	1999	2000	2001	2002	2003
Balance Sheet Data:
Cash and cash equivalents	$11,262	$13,257	$10,751	$92,593	$15,894
Intangibles and other assets	1,225,335	1,277,609	1,244,957	1,277,757	1,359,904
Total assets	1,396,048	1,473,928	1,438,740	1,568,530	1,577,052
Senior debt, including current portion	465,770	461,260	388,323	286,715	244,043
Senior subordinated notes	—	—	—	150,000	150,000
Deferred tax liabilities and other long-term liabilities	91,147	124,197	140,344	85,949	124,961
Total shareholders’ equity	686,611	735,701	755,881	890,505	1,031,610

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the fourth largest radio broadcasting company in the United States based on revenues. We operate in 19 markets, including Boston, Seattle, Denver, Portland, Sacramento, Kansas City, Milwaukee, Norfolk, New Orleans, Buffalo, Greensboro, Memphis, Rochester, Greenville/Spartanburg, Wilkes-Barre/Scranton, Wichita, Madison, Gainesville/Ocala and Longview/Kelso (WA). A radio broadcasting company derives its revenues primarily from the sale of broadcasting time to local and national advertisers by selling advertisers access to its radio stations’ base of listeners. The advertising rates that a radio station is able to charge and the number of advertisements that can be broadcast without jeopardizing listener levels largely determine those revenues. Advertising rates are primarily based on four factors:

•                  a station’s audience share in the demographic groups targeted by advertisers, as measured principally by quarterly reports issued by The Arbitron Ratings Company;

•                  the number of radio stations in the market competing for the same demographic groups;

•                  the supply of and demand for radio advertising time, both nationally and in the regions in which the station operates; and

•                  the market’s size based upon available radio advertising revenue.

In 2003, we generated 78% of our net revenues from local advertising, which is sold primarily by each individual local radio station’s sales staff, and 20% from net national spot advertising, which is sold by independent advertising sales representatives. We generated the balance of our 2003 revenues principally from network compensation, radio station events and rental income from tower sites. Our most significant station operating expenses are employee compensation, and programming and promotional expenses.

Several factors may adversely affect a radio broadcasting company’s performance in any given period. In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. Typically, revenues are lowest in the first calendar quarter of the year.

Additionally, as opportunities arise, we may on a selective basis, change or modify a station’s format due to changes in listeners’ tastes or changes in a competitor’s format. This could have an immediate negative impact on a station’s ratings and there are no guarantees that the modification or change to a station’s format will be beneficial at some future time. Our management is continually focused on these opportunities as well as the risks and uncertainties associated with any change to a station’s format. We believe that the diversification of formats on our stations helps to insulate us from the effects of changes in the musical tastes of the public with respect to any particular format. We strive to develop strong listener loyalty as audience ratings in local markets are crucial to a station’s financial success.

We include in our net revenues those net revenues recognized under a time brokerage agreement or a similar sales agreement for stations operated by us prior to acquiring the stations, and reflect operating expenses associated with these stations in station operating expenses. Consequently, there is no difference in the method of revenue and operating expense recognition between a station operated by us under a time brokerage agreement or similar sales agreement and a station which we own and operate. Depending on the facts and circumstances related to each time brokerage agreement, the assets and liabilities associated with a time brokerage agreement may be included in our consolidated balance sheet under the provisions of Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which would include any variable interest entities that are required to be consolidated by the primary beneficiary.  More information on this interpretation by the Financial Accounting Standards Board is described in Note 2 in the accompanying notes to the consolidated financial statements.

Results of Operations

Our results of operations represent the operations of the radio stations owned or operated pursuant to time brokerage agreements or joint sales agreements during the relevant periods. The following significant factors affected our results of operations for the year ended December 31, 2003 as compared to the prior year:

Acquisitions

•                  on July 24, 2002 we acquired for $125.0 million two radio stations in Denver that we began operating on February 1, 2002 under a time brokerage agreement, which resulted in an increase in 2003 of our net revenues, station operating expenses, depreciation and amortization expense and lowered interest income and time brokerage agreement fees;

•                  on March 21, 2003 we acquired for $55.0 million a radio station in Denver that we began operating on February 1, 2002 under a time brokerage agreement, which resulted in an increase in 2003 of our net revenues, station operating expenses, and depreciation and amortization expense and lowered time brokerage fees and interest income;

•                  on May 1, 2002 we acquired for $88.0 million a radio station in Denver, that we began operating on March 16, 2002 under a time brokerage agreement, which resulted in an increase in 2003 of our net revenues, station operating expenses, depreciation and amortization expense and lowered time brokerage agreement fees and interest income;

•                  we amended an agreement that, effective February 16, 2003, allowed us to sell advertising associated with the Seattle Seahawks, which resulted in an increase in 2003 of our station net revenues and station operating expenses;

•                  we acquired on May 19, 2003 a radio station in Sacramento, which resulted in an increase in 2003 of our net revenues, station operating expenses, and depreciation and amortization expense; and

•                  on December 18, 2003 we acquired for $44.0 million two radio stations in Portland that we began operating June 1, 2003 under a time brokerage agreement, which resulted in an increase in 2003 of our net revenues, station operating expenses, time brokerage agreement fees, depreciation and amortization expense and interest.

Dispositions

•                  we terminated as of February 28, 2002, our joint sales agreement to sell advertising time broadcast on KING-FM in Seattle, which resulted in a decrease in 2003 of our net revenues and station operating expenses;

•                  our agreement for the rights to broadcast the Seattle Mariners Baseball Club expired in October 2002, which resulted in a decrease in 2003 of our net revenues and station operating expenses;

•                  we did not incur any costs in 2003 in connection with an equity investment in an Internet venture that ceased operations during 2002 which in 2002 resulted in an equity loss from an unconsolidated affiliate; and

•                  on November 17, 2003, we disposed of a radio station in Portland for $2.8 million, which resulted in a decrease in 2003 of our net revenues, station operating expenses, interest expense and depreciation and amortization expense.

Financing

•                  we received net proceeds of $145.7 million from the March 2002 offering of our senior subordinated notes, which resulted in increased interest expense in 2003;

•                  we used a portion of the $196.4 million in net proceeds from the March 2002 equity offering for reducing outstanding indebtedness of $93.5 million under our Bank Facility’s Revolver, which resulted in decreased interest expense in 2003; and

•                  we allowed derivatives designated as cash flow hedges with total notional amounts of $198.0 million and $35.0 million to expire during 2002 and 2003, respectively, without entering into new derivatives, which lowered interest expense in 2003 as these derivatives had increased our effective interest rate on our senior debt.

You should read the following discussion and analysis of our financial condition and results in conjunction with our consolidated financial statements and related notes included elsewhere in this report.  The following results of operations include a discussion of the year ended December 31, 2003 as compared to the year ended December 31, 2002 and a discussion of the year ended December 31, 2002 as compared to the year ended December 31, 2001. Our results of operations represent the operations of the radio stations owned or operated pursuant to time brokerage agreements or joint sales agreements during the relevant periods.

We also discuss net revenues, station operating expenses and operating income by comparing the performance of stations owned or operated by us throughout a relevant year to the performance of those same stations in the prior year whether or not owned or operated by us. Included in the comparisons that follow are significant contracts that: (1) relate to station operations; (2) have a significant effect on the net revenues and or station operating expenses of a particular market; and (3) we account for as separate business units.  We also use these comparisons to assess the performance of our operations by analyzing the effect of acquisitions and dispositions of stations and changes in status of significant contracts on net revenues and station operating expenses throughout the periods measured.

Year ended December 31, 2003 compared to the year ended December 31, 2002

Net Revenues:

	December 31, 2003		December 31, 2002
(amounts in millions)
Net Revenues	$401.1		$391.3
Amount of Change	$	+ 9.8
Percentage Change	+ 2.5%

Increased net revenues in our Denver, Portland, Boston and Sacramento markets contributed most to our overall net revenue increases in 2003, which more than compensated for a net revenue decrease in the Seattle market. The decrease in the Seattle market was primarily as a result of the termination of the following significant contracts: an agreement with the Seattle Mariners Baseball Club and a joint sales agreement to sell advertising time on KING-FM.

Same Station Considerations:

•                                          Net revenues for 2002 would have been lower by $5.2 million if we had adjusted for net revenues from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2002.

•                                          Net revenues for 2003 would have been lower by $5.8 million if we had adjusted for net revenues from acquisitions and dispositions of radio stations and significant contracts, which were not owned or operated by us for the entire year ended December 31, 2003.

Station Operating Expenses:

	December 31, 2003		December 31, 2002
(amounts in millions)
Station Operating Expenses	$232.2		$226.0
Amount of Change	$	+ 6.2
Percentage Change	+ 2.7%

The increase in station operating expenses in 2003 was primarily due to an increase in the variable expenses associated with the increase in net revenues as described under net revenues.

Same Station Considerations:

•                                          Station operating expenses for 2002 would have been lower by $4.0 million if we had adjusted for station operating expenses from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2002.

•                                          Station operating expenses for 2003 would have been lower by $4.0 million had we had adjusted for station operating expenses from acquisitions and dispositions of radio stations and significant contracts, which were not owned or operated by us for the entire year ended December 31, 2003.

Depreciation and Amortization Expenses:

	December 31, 2003		December 31, 2002
(amounts in millions)
Depreciation and Amortization Expenses		$14.7	$15.1
Amount of Change	$	- 0.4
Percentage Change	- 2.5%

The decrease in depreciation and amortization expenses in 2003 was primarily due to the fact that amortization expense during 2002 was impacted to a greater extent than in 2003 by the amortization of acquired advertising contracts with lives of less than one year.  The advertising contracts that impacted amortization expense during the years ended December 31, 2003 and 2002, were acquired in connection with the acquisition of radio station assets in the Greensboro and Denver markets.

Corporate General and Administrative Expenses:

	December 31, 2003		December 31, 2002
(amounts in millions)
Corporate General and Administrative Expenses		$14.4	$14.1
Amount of Change	$	+ 0.3
Percentage Change	+ 2.2%

The increase in corporate general and administrative expenses was primarily due to an increase in accounting fees primarily as a result of regulatory changes affecting public companies and the effects of inflation.  Non-cash compensation expense decreased to $0.5 million for the year ended December 31, 2003 from $1.2 million for the year ended December 31, 2002, primarily due to the recognition in 2002 of $0.7 million in non-cash compensation expense from the May 2, 2002 modification of option grants for then retiring members of our Board of Directors.

Excluding non-cash compensation expense, corporate general and administrative expenses increased 7.9% to $14.0 million for the year ended December 31, 2003 from $12.9 million for the year ended December 31, 2002.

Operating Income:

	December 31, 2003		December 31, 2002
(amounts in millions)
Operating Income		$140.2	$129.8
Amount of Change	$	+ 10.4
Percentage Change	+ 8.0%

The increase in operating income was due to: (1) the factors described above (i.e., changes in Net Revenues, Station Operating Expenses, Depreciation and Amortization Expenses, and Corporate General and Administrative Expenses); (2) a $5.8 million decrease in time brokerage agreement fees to $1.6 million for the year ended December 31, 2003 from $7.4 million for the year ended December 31, 2002, resulting from the termination of time brokerage agreements upon completion of the acquisitions of our Denver radio stations, partially offset by a new time brokerage agreement entered into in 2003 relating to the two stations that we acquired in the Portland market; and (3) a $0.9 million increase in gain on a sale of assets to $2.1 million for the year ended December 31, 2003 from $1.2 million for the year ended December 31, 2002, primarily due to a $1.8 million gain this year from the sale of a parcel of land, partially offset by the $1.3 million gain last year from the sale of a radio station.

Same Station Considerations:

•                                          Operating income for 2002 would have been lower by $1.2 million (exclusive of depreciation and amortization and time brokerage agreement fees, where applicable) if we had adjusted for operating income from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2002.

•                                          Operating income for 2003 would have been lower by $1.8 million if we had adjusted for operating income from acquisitions and dispositions of radio stations and significant contracts (exclusive of depreciation and amortization and time brokerage agreement fees, where applicable), which were not owned or operated by us for the entire year ended December 31, 2003.

Interest Expense:

	December 31, 2003		December 31, 2002
(amounts in millions)
Interest Expense		$22.5	$32.9
Amount of Change	$	- 10.4
Percentage Change	- 31.5%

Interest expense includes the financing cost of our 6.25% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES) and amortization of deferred financing costs.  The decrease in interest expense was mainly attributable to (1) the expiration at various times during 2002 of derivatives with a total notional amount of $198.0 million designated as cash flow hedges that effectively fixed the interest rate for our variable rate debt between 6.0% and 6.3%; (2) the conversion to equity and the redemption for cash in April 2003 of the $125.0 million in TIDES, offset by additional borrowings of $33.5 million at a lower rate of interest under our Bank Facility used to finance the redemption; (3) a reduction of $93.5 million in our outstanding indebtedness as of March 5, 2002 from a portion of the cash proceeds from a public equity offering; (4) the expiration this year of a derivative designated as a cash flow hedge ($35.0 million notional amount) that increased the effective interest rate on our variable rate debt to 6.1%; and (5) a reduction in interest rates from the prior year period.  The decrease in interest expense was partially offset by the increase in interest expense from the $150.0 million 7.625% Senior Subordinated Notes issued on March 5, 2002.

Income Before Income Taxes and Accounting Changes:

	December 31, 2003		December 31, 2002
(amounts in millions)
Income Before Income Taxes and Accounting Changes		$115.2	$93.4
Amount of Change	$	+ 21.8
Percentage Change	+ 23.4%

The increase in income before income taxes and accounting changes is mainly attributable to: (1) a reduction in interest expense as a result of the factors described above under interest expense; (2) a reduction this year in time brokerage agreement fees as a result of termination of time brokerage agreements upon completion of the acquisitions of our Denver radio stations, partially offset by a new time brokerage agreement entered into in 2003 for two stations in the Portland market; (3) an improvement this year in net revenues, net of an increase in operating expenses, for the reasons described above; (4) the dissolution of an Internet partnership, in which we had an equity investment, in the third quarter of last year that resulted in an equity loss from unconsolidated affiliate of $3.4 million for the year ended December 31, 2002; and (5) a net gain from derivative instruments of $1.0 million for the year ended December 31, 2003 as opposed to a net loss from derivative instruments of $2.3 million for the year ended December 31, 2002.

Income Taxes:

	December 31, 2003		December 31, 2002
(amounts in millions)
Income Tax		$43.4	$37.5
Amount of Change	$	+ 5.9
Percentage Change	+ 15.7%

The increase in income tax is a result of increased income before income taxes.  Income tax expense as a percentage of income before income taxes was 37.7% for the year ended December 31, 2003 as compared to 40.2% for the year ended December 31, 2002. The decrease in the income tax expense was a result of the benefits realized in connection with certain state tax planning strategies.

In 2004, our expected annual effective tax rate, which may fluctuate from quarter to quarter, will be approximately 38.0%.

Net Income (Loss):

	December 31, 2003		December 31, 2002
	(amounts in millions)
Net Income (Loss)		$71.8	$(83.1)
Amount of Change	$	+ 154.9

The increase in net income from a net loss is mainly attributable to a $138.9 million impairment charge, net of a deferred tax benefit of $92.6 million, under the cumulative effect of accounting change as an accumulated transition adjustment attributable to our adoption on January 1, 2002 of the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was offset by a $16.0 million increase in income before accounting changes, for the reasons described above, net of taxes. The markets for which we recorded an impairment charge in 2002 were Buffalo, Gainesville/Ocala, Greensboro, Greenville, Memphis, New Orleans, Norfolk, Rochester, Wichita and Wilkes-Barre/Scranton.

Year ended December 31, 2002 compared to the year ended December 31, 2001

Net Revenues:

	December 31, 2002		December 31, 2001
(amounts in millions)
Net Revenues		$391.3	$332.9
Amount of Change	$	+ 58.4
Percentage Change	+ 17.5%

Net revenues increased in 2002 as compared to 2001 primarily due to an improvement in the advertising sector of the markets we serve. Advertising improvement in the Sacramento, Kansas City and New Orleans markets contributed most to our overall revenue increases. Additionally, increased revenues in 2002 occurred as advertising spending improved as compared to 2001 during which radio advertising was severely curtailed for several days following the events of September 11, 2001 and continued to be depressed throughout the fourth quarter of 2001.

Same Station Considerations:

•                                          Net revenues for 2001 would have been lower by $1.3 million if we had adjusted for net revenues from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2001.

•                                          Net revenues for 2002 would have been lower by $26.8 million if we had adjusted for net revenues from acquisitions and dispositions of radio stations and significant contracts, which were not owned or operated by us for the entire year ended December 31, 2002.

Station Operating Expenses:

	December 31, 2002		December 31, 2001
(amounts in millions)
Station Operating Expenses		$226.0	$201.3
Amount of Change	$	+ 24.7
Percentage Change	+ 12.3%

The increase in station operating expenses was primarily due to an increase in the variable expenses associated with the increase in net revenues for the reasons described under net revenues and an overall 91.5% increase in promotional expenses, partially offset by cost-reduction efforts.

Same Station Considerations:

•                                          Station operating expenses for 2001 would have been lower by $3.0 million if we had adjusted for station operating expenses from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2001.

•                                          Station operating expenses for 2002 would have been lower by $13.3 million if we had adjusted for station operating expenses from acquisitions and dispositions of radio stations and significant contracts, which were not owned or operated by us for the entire year ended December 31, 2002.

Depreciation and Amortization Expenses:

	December 31, 2002		December 31, 2001
(amounts in millions)
Depreciation and Amortization Expenses		$15.1	$45.6
Amount of Change	$	- 30.5
Percentage Change	- 67.0%

The decrease in depreciation and amortization expenses was mainly attributable to our adoption on January 1, 2002 of the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as described more fully in the accompanying notes to the consolidated financial statements under Goodwill and Intangible Assets.  Adoption of Statement No. 142 had the impact of eliminating our amortization expense for goodwill and broadcasting licenses.  For comparison purposes, for the year ended December 31, 2001, we recorded amortization expense for goodwill and broadcasting licenses of $0.1 million and $33.1 million, respectively.  We also completed the transitional non-amortizing intangible asset impairment test for broadcasting licenses and recorded to the statement of operations, a $138.9 million charge, net of a deferred tax benefit of $92.6 million, under the cumulative effect of accounting change.  We also completed the transitional assessment of goodwill and determined that the carrying amount of each of our markets did not exceed the fair value.  Since the carrying amount of each market did not exceed the fair value under the transitional assessment, we did not need to perform the second step of the transitional impairment test and, accordingly, we did not record a goodwill impairment charge in 2002.

Corporate General and Administrative Expenses:

	December 31, 2002		December 31, 2001
(amounts in millions)
Corporate General and Administrative Expenses		$14.1	$12.3
Amount of Change	$	+ 1.8
Percentage Change	+ 14.5%

The increase in corporate general and administrative expenses was primarily due to a $0.7 million increase in non-cash compensation expense in 2002 in connection with the May 2, 2002 modification of option grants for then retiring members of our Board of Directors.

Excluding non-cash compensation expense, corporate general and administrative expenses increased 9.7% to $12.9 million for the year ended December 31, 2002 from $11.8 million for the year ended December 31, 2001.

Operating Income:

	December 31, 2002		December 31, 2001
(amounts in millions)
Operating Income		$129.8	$73.6
Amount of Change	$	+ 56.2
Percentage Change	+ 76.3%

The increase in operating income was due to: (1) the factors described above (i.e., changes in Net Revenues, Station Operating Expenses, Depreciation and Amortization Expenses, and Corporate General and Administrative Expenses); and (2) a $1.2 million gain on a sale of assets for the year ended December 31, 2002 from a marginal loss for the year ended December 31, 2001, offset by a $7.4 million increase in time brokerage agreement fees for the year ended December 31, 2002 in connection with new time brokerage agreements related to our entry into the Denver market.

Same Station Considerations:

•                                          Operating income for 2001 would have been higher by $1.7 million (exclusive of depreciation and amortization and time brokerage agreement fees, where applicable) if we had adjusted for operating income from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2001.

•                                          Operating income for 2002 would have been lower by $13.5 million (exclusive of depreciation and amortization and time brokerage agreement fees, where applicable) if we had adjusted for operating income from acquisitions and dispositions of radio stations and significant contracts, which were not owned or operated by us for the entire year ended December 31, 2002.

Interest Expense:

	December 31, 2002		December 31, 2001
(amounts in millions)
Interest Expense		$32.9	$36.3
Amount of Change	$	- 3.4
Percentage Change	- 9.2%

Interest expense includes the financing cost of our 6.25% Convertible Preferred Securities, Term Income Deferrable Equity Securities (TIDES) and amortization of deferred financing costs.  The decrease in interest expense was mainly attributable to: (1) the expiration at various times during the year ended December 31, 2002 of derivatives designated as cash flow hedges with a total notional amount of $198.0 million that effectively fixed our interest rate for variable rate debt between 6.0% and 6.3%; (2) a reduction of $93.5 million in our outstanding indebtedness as of March 5, 2002 from a portion of the cash proceeds from a public equity offering; and (3) an overall reduction in interest rates from the prior year, offset by the increase in interest expense from the $150.0 million 7.625% Senior Subordinated Notes issued on March 5, 2002.

Income Before Income Taxes and Accounting Changes:

	December 31, 2002		December 31, 2001
(amounts in millions)
Income Before Income Taxes and Accounting Changes		$93.4	$30.0
Amount of Change	$	+ 63.4
Percentage Change	+ 211.3%

The increase in the income before income taxes and accounting changes is mainly attributable to: (1) the impact of eliminating in 2002 our amortization expense for goodwill and broadcasting licenses that equaled $33.2 million in 2001; (2) the increase in net revenues, net of the increase in station operating expenses as a result of the factors described above under net revenues and station operating expenses; and  (3) a reduction in interest expense as a result of the factors described above under interest expense, offset by an increase in net expense from time brokerage agreement fees.

Income Taxes:

	December 31, 2002		December 31, 2001
(amounts in millions)
Income Tax		$37.5	$12.2
Amount of Change	$	+ 25.3
Percentage Change	+ 207.4%

This increase in income tax is a result of increased income before income taxes and accounting changes.  Income tax expense as a percentage of income before income taxes was 40.2% for the year ended December 31, 2002 as compared to 40.6% for the year ended December 31, 2001.

Net Income (Loss):

	December 31, 2002		December 31, 2001
	(amounts in millions)
Net Income (Loss)		$(83.1)	$17.3
Amount of Change	$	- 100.4

The decrease in net income to a net loss is mainly attributable to a $138.9 million impairment charge, net of a deferred tax benefit of $92.6 million, under the cumulative effect of accounting change as an accumulated transition adjustment attributable to our adoption on January 1, 2002 of the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was offset by a $38.0 million increase in income before accounting changes, for the reasons described above, net of taxes. The markets for which we recorded an impairment charge in 2002 were Buffalo, Gainesville/Ocala, Greensboro, Greenville, Memphis, New Orleans, Norfolk, Rochester, Wichita and Wilkes-Barre/Scranton.

Liquidity and Capital Resources

Historically, we have not paid any dividends (see Part II, Item 5 for a discussion of dividends) and instead, we used a significant portion of our capital resources to reduce outstanding debt and to consummate acquisitions.  Generally, these acquisitions are funded from one or a combination of the following sources: (1) our bank facility (described below); (2) the issuance and sale of our securities; (3) the swapping of our radio stations in transactions which qualify as “like-kind” exchanges under Section 1031 of the Internal Revenue Code; and (4) internally-generated cash flow.

Operating Activities

Net cash flows provided by operating activities were $130.4 million for the year ended December 31, 2003, as compared to $104.3 million and $85.2 million for the years ended December 31, 2002 and 2001, respectively.  These increases in our net cash flows provided by operating activities are primarily a result of increased advertising revenues that were only partially offset by increased station operating expenses, which, in both cases, were affected by the acquisitions and dispositions of stations during those periods. For the year ended December 31, 2003, net cash provided by operating activities increased $26.0 million to $130.4 million as compared to $104.3 million for the year ended December 31, 2002 primarily due to: (1) a reduction in our interest expense; (2) a reduction in time brokerage agreement fees owed to third parties; and (3) an improvement in net revenues, net of station operating expenses. For the year ended December 31, 2002, net cash provided by operating activities increased $19.1 million to $104.4 million as compared to $85.2 million for the year ended December 31, 2001, primarily due to an improvement in net revenues, net of station operating expenses, and new stations owned or operated by us during this period, offset by an increase in net cash flows utilized for working capital.

Investing and Financing Activities

Net cash flows used in investing activities were $105.1 million for the year ended December 31, 2003, as compared to $275.3 million and $17.9 million for the years ended December 31, 2002 and 2001, respectively. Net cash flows used in financing activities were $102.0 million for the year ended December 31, 2003, as compared to net cash flows provided by financing activities of $252.8 million and cash flows used in financing activities of $69.9 million for the years ended December 31, 2002 and 2001, respectively. The net cash flows used in investing and financing activities for the year ended December 31, 2003 reflect acquisitions of radio station assets of $123.4 million (net of a decrease in station acquisition deposits and costs of $28.0 million) and a reduction in outstanding indebtedness of $108.8 million. The net cash flows used in investing activities and provided by financing activities for the year ended December 31, 2002 reflect acquisitions of radio station assets of $235.2 million, deposits for pending acquisitions of $30.5 million and the net consummation of debt and equity offerings of $341.8 million, net of a reduction in outstanding indebtedness of $101.6 million. The net cash flows used in investing and financing activities for the year ended December 31, 2001 reflect a net reduction in outstanding debt of $72.9 million.

During February 2002, we filed a universal shelf registration statement with the SEC to offer up to (1) $250.0 million in aggregate offering price of our Class A common stock and/or our preferred stock and (2) $250.0 million in aggregate principal amount or initial accreted value of debt securities consisting of debentures, notes or other types of debt. Under this shelf registration statement, on February 27, 2002, we entered into separate equity and debt underwriting agreements for equity and debt offerings and filed prospectus supplements with the SEC. We completed the equity offering on March 5, 2002 and the exercise of the underwriters’ over-allotment option on March 8, 2002. In total, we issued $206.3 million in Class A common stock at a price per share of $51.25. We completed the debt offering on March 5, 2002, and issued $150.0 million in 7.625%

senior subordinated notes.  We received net proceeds of approximately $196.4 million under the equity offerings and incurred offering expenses of approximately $9.9 million.  We received net proceeds of approximately $145.7 million under the debt offering and incurred offering expenses of approximately $4.3 million. We used a portion of the net proceeds as follows: (i) to reduce our outstanding indebtedness in the amount of $93.5 million under the Bank Facility’s Revolver; (ii) to finance acquisitions; (iii) for general corporate purposes; and (iv) for working capital.

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

On a continuing basis, credit rating agencies such as Moody’s Investor Services and Standard and Poor’s evaluate our debt. As a result of their review, our credit rating could change. Management believes that any significant downgrade in our credit rating could adversely impact on our future liquidity. The effect of a change in our credit rating may include, among other things, interest rate changes under any future bank facilities, debentures, notes or other types of debt.

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

As of December 31, 2003, we had $15.9 million in cash and cash equivalents. During the year ended December 31, 2003, we decreased our net outstanding debt by $108.8 million and acquired radio station assets in the amount of $123.4 million. As of December 31, 2003, we had $243.8 million of borrowings outstanding under our bank facility in addition to an outstanding letter of credit in the amount of $0.4 million and $150.0 million in senior subordinated notes. We prepaid in advance of the due dates, the principal in the amount of $14.2 million that was due for each of the calendar year quarters ended in 2003. We expect to use the credit available of $243.4 million under the revolving credit facility, subject to defined revolving commitment reductions as described below, and cash on hand to fund future acquisitions. In order to finance future acquisitions, if any, however, we may require additional financing and there can be no assurance that we will be able to obtain such financing on terms acceptable to us. In addition to future acquisitions, we also could consider the payment of outstanding debt, the payment of a dividend and/or the buyback of our Class A common stock.

Our business generally does not require substantial investment of capital. In addition to debt service, our principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures, and acquisitions of additional radio stations. In the year 2003, we utilized our federal and state corporate income tax net operating loss carryovers that had accumulated over the past several years, to offset our income tax obligations for this year. Our corporate income tax obligations in 2004 will be considerably higher than 2003 due to the absence of these operating loss carryovers. Our capital expenditures totaled $13.7 million in the year ended December 31, 2003, as compared to $10.1 million and $9.8 million in the years ended December 31, 2002 and 2001, respectively. Our capital expenditures increased for the year ended December 31, 2003 as compared to the prior years, primarily due to the continued relocation and consolidation of studio facilities in certain markets. For the year 2004, we estimate that capital expenditures, necessary for maintaining and upgrading our facilities, will be between $10.0 million and $12.0 million. We believe that cash on hand and cash from operating activities, together with available borrowings under the Bank Facility Revolver, should be sufficient to permit us to fund our capital expenditure requirements, meet our financial obligations and fund our operations. Our ability to fund our capital expenditure requirements, meet our financial obligations and fund our operations could be adversely impacted, however, by factors such as prolonged downturns in the economy, poor performance by our stations, increased competition from other media, and other factors that could be a result of world events.

We may seek to obtain other funding or additional financing from time-to-time. Our bank facility requires that at the time of closing on transactions, we must be in compliance with the terms of the bank facility. We believe that we will maintain compliance with the terms of our bank facility. If we are not in compliance, there can be no assurance that we will be successful in amending or entering into a new bank facility, obtaining additional financing or that we will be able to obtain such financing on terms acceptable to us, which could delay or impair our efforts to consummate future transactions. Failure to comply with our financial covenants or other terms of the agreement could result in the acceleration of the maturity of our outstanding debt.

We entered into our bank facility as of December 16, 1999, with a syndicate of banks for $650.0 million in senior credit initially consisting of (1) $325.0 million in a reducing revolving credit facility and (2) $325.0 million in a multi-draw term loan that was fully drawn as of September 29, 2000. Our bank facility was established, and has been used, to: (a) refinance existing indebtedness; (b) provide working capital; and (c) fund corporate acquisitions.  At our election, interest on any outstanding principal accrues at a rate based on either LIBOR plus a spread that ranges from 0.75% to 2.375% or on the prime rate plus a spread of up to 1.125%, depending on our leverage ratio. Under the bank facility, the reducing revolving credit facility and the multi-draw term loan mature on September 30, 2007 and reduce on a quarterly basis that began September 30, 2002 in amounts that vary from $12.2 million to $16.3 million for each loan. We anticipate that we will meet these quarterly debt reduction commitments through one or more of the following: (i) cash flows from operations; (ii) additional permitted borrowings, if any, under the reducing revolving credit facility; (iii) cash on hand; and (iv) other debt or equity offerings. Our bank facility requires that we comply with certain financial covenants and leverage ratios that are defined terms within the agreement. Compliance with these requirements affects our ability to draw down under the revolver. Certain of these financial covenants and leverage ratios include but are not limited to the following:  (A) total debt to operating cash flow; (B) operating cash flow to interest expense; (C) operating cash flow to pro forma debt service; and (D) operating cash flow to fixed charges. We are in compliance with all financial covenants and leverage ratios as of December 31, 2003 and management believes we are in compliance with all other terms of the agreement. On March 3, 2003, we entered into an amendment with our lenders under our bank facility that permitted us to redeem the Convertible Preferred Securities, Term Income Deferrable Equity Securities (“TIDES”) and modified the terms for insurance coverage.

Contractual Obligations

The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2003:

	payments due by period
Contractual Obligations:	Total	Less than 1 year	1 to 3 years	4 to 5 years	More Than 5 years
	(amounts in thousands)

Long-term debt obligations (1)	$394,043	$65,017	$178,807	$45	$150,174
Operating lease obligations	59,434	7,707	20,932	11,328	19,467
Purchase obligations (2)	121,671	46,683	72,429	2,062	497
Other long-term liabilities (3)	124,961	—	3,134	3,314	118,513
Total	$700,109	$119,407	$275,302	$16,749	$288,651

(1)                                  (a)  Under our bank facility, the maturity on our outstanding debt of $243.8 million could be accelerated if we do not maintain certain covenants.

(b)         Under our $150.0 million 7.625% senior subordinated notes, the maturity could be accelerated if we do not maintain certain covenants or could be repaid in cash by us at our option prior to the due date of the notes.

(2)                                  (a)  In connection with extensive litigation, on May 19, 2003, we acquired a radio station for a purchase price of $21.2 million.  As described below under Part II, Item 1, Legal Proceedings, a successful appeal by the seller could award the seller up to $3.8 million in damages.

(b)  We have certain liabilities of $1.7 million related to: (1) our obligation to provide a letter of credit; (2) a contingent obligation to a national sales representative of the former owner of one of our markets; (3) an obligation to increase our interest in a partnership, carried as an investment; and (4) construction obligations in connection with the relocation and consolidation of certain of our studio facilities.

(c)  In addition to the above, purchase obligations of $120.0 million include contracts for on-air personalities, sports programming rights, ratings services, music licensing fees and television advertising.

(3)                                  Included in other long-term liabilities of $125.0 million are deferred income tax liabilities of $116.8 million that are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Deferred tax liabilities may vary according to changes in tax laws, tax rates and the operating results of our Company. As a result, it is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities have been reflected in “more than 5 years.”

Off-Balance Sheet Arrangements

We utilize letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under our bank facility. An outstanding letter of credit of $0.4 million as of December 31, 2003 was immaterial.

We enter into interest rate swap contracts to hedge a portion of our variable rate debt. See Note 9 in the accompanying notes to the consolidated financial statements for a detailed discussion of our derivative instruments.

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at December 31, 2003. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We did not have any other off-balance sheet arrangements as of December 31, 2003.

Recently Issued Pronouncements

In January 2003, the Financial Accounting Standards Board or FASB, issued Financial Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which requires all variable interest entities to be consolidated by the primary beneficiary.  The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity.  In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority.  The disclosure requirements of this interpretation were effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation were effective for us as of December 31, 2003. We did not have any such variable interest entities as of December 31, 2003 and accordingly, the adoption of FIN 46 did not have a material impact on our financial position, results of operations or cash flows.  In the future, however, we may have interests in variable interest entities that could affect our financial position, results of operations or cash flows.

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

In November 2003, the Emerging Issues Task Force or EITF of the FASB reached a consensus on one issue with respect to EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” thereby requiring certain quantitative and qualitative disclosures for securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. Adoption of EITF Issue 03-1, which was effective for us on December 31, 2003, did not have a material impact on our financial position, results of operations or cash flows as we did not have any unrealized losses on investments as of December 31, 2003 (see Note 5 in the accompanying notes to the consolidated financial statements).

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

We consider the following policies to be important in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our financial position, results of operations or cash flows. For a summary of our significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the consolidated financial statements.

Revenue Recognition

We recognize revenue from the sale of commercial broadcast time to advertisers when the commercials are broadcast, subject to meeting certain conditions such as persuasive evidence that an arrangement exists, the price is fixed and determinable, and collection is reasonably assured. These criteria are generally met at the time an advertisement is broadcast, and the revenue is recorded net of advertising agency commission. Based upon past experience, these estimates have been a reliable method to recognize revenues and it is expected that this method would not change in the future.

Allowance for Doubtful Accounts

We must make an estimated allowance for doubtful accounts for estimated losses resulting from our customers’ inability to make payments to us. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness, the economic conditions of the customer’s industry, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our historical estimates have been a reliable method to estimate future allowances, with historical reserves averaging less than 3.0% of our outstanding receivables. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances could be required. The effect of an increase in our allowance of 1% of our outstanding receivables as of December 31, 2003, from 2.9% to 3.9% or $2.4 million to $3.2 million, would result in a decrease in net income of $0.5 million, net of taxes, for the year ended December 31, 2003.

Radio Broadcasting Licenses and Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets.  As of December 31, 2003 we had recorded approximately $1.3 billion in radio broadcasting licenses and goodwill, which represented approximately 85.3% of our total assets.  In assessing the recoverability of these assets, we must conduct annual impairment testing required by SFAS No. 142 and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value.  We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets and our estimate of the value contains assumptions incorporating variables that are based on past experiences and judgments about future performance of our stations. These variables would include but not be limited to the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures and the likely media competition within the market area.

Upon adoption of SFAS No. 142 on January 1, 2002, we recorded an impairment charge of $138.9 million, net of taxes, for broadcasting licenses in certain of our markets. Changes in our estimates of the fair value of broadcasting licenses and goodwill assets could result in future period write downs in the carrying value of these assets.

Contingencies and Litigation

On an on-going basis, we evaluate our exposure related to contingencies and litigation and record a liability when available information indicates that a liability is probable and estimable. We also disclose significant matters that are reasonably possible to result in a loss or are probable but not estimable.

Estimation of Effective Tax Rates

We evaluate our effective tax rates regularly and adjust rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which we operate, among other factors. Tax contingencies are also recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations.  We believe our estimate of the value of our tax contingencies is a critical accounting estimate as it contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued. Our estimate of our effective tax rates has not changed significantly in past years, with rates that ranged from 37.5% to 40.0%. The effect of a 1% increase in our estimated tax rates as of December 31, 2003, would result in an increase of $1.2 million from $43.4 million to $44.6 million in income tax expense for the year ended December 31, 2003.

Intangibles

As of December 31, 2003, approximately 85.3% of our total assets consisted of radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate the radio stations without the related FCC license for each station.  FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements.  Historically, all of our licenses have been renewed at the end of their respective eight-year periods, and we expect that all licenses will continue to be renewed in the future.

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

We Are Dependent On Federally-Issued Licenses To Operate Our Radio Stations And Are Subject To Extensive Federal Regulation.

The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act (see for example, the discussion of FCC regulations contained in Part I, Item I of this Form 10-K). We are required to obtain licenses from the FCC to operate our radio stations. Licenses are normally granted for a term of eight years and are renewable. Although the vast majority of FCC radio station licenses are routinely renewed, we cannot assure you that the FCC will approve our future renewal applications or that the renewals will not include conditions or qualifications. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on us.

We must comply with extensive FCC regulations and policies in the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions and in certain circumstances could require us to divest some radio stations. For example, in connection with the Sinclair Kansas City acquisition we were required to dispose of three radio stations in Kansas City.  The FCC’s rules governing our radio station operations impose costs on our operations, and changes in those rules could have an adverse effect on our business. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on us. Moreover, these FCC regulations and others may change over time and we cannot assure you that those changes would not have a material adverse effect on us.

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

•                  the diversion of management’s attention from other business concerns;

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

We Have Substantial Indebtedness That Could Have Important Consequences To You.

We have indebtedness that is substantial in relation to our shareholders’ equity. At December 31, 2003, we had long-term indebtedness of $394.0 million (excluding outstanding letters of credit of $0.4 million) and shareholders’ equity of $1.0 billion. This indebtedness is substantial in amount and could have an impact on you. For example, these obligations could:

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

As of December 31, 2003, $243.4 million was available under our $650.0 million current bank facility, subject to compliance with the covenants under the bank facility at the time of borrowing and subject to quarterly debt reduction commitments. Moreover, under certain circumstances, we may need to modify or enter into a new bank facility to close on any future acquisitions. We also may seek to obtain other funding or additional financing for any of the following transactions: (1) the acquisition of radio stations; (2) the full or partial redemption of our outstanding debt and/or the payment of a dividend; and/or (3) the buyback of our Class A common stock. We have no assurances that we will be able to obtain other funding, additional financing or the approvals, if necessary, for any of these transactions. Any additional borrowings would further increase the amount of our indebtedness and the associated risks.

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

Because Of Our Holding Company Structure, We Depend On Our Subsidiaries For Cash Flow, And Our Access To This Cash Flow Is Restricted.

We operate as a holding company. All of our radio stations are currently owned and operated by our subsidiaries. Entercom Radio, LLC, our wholly owned subsidiary, is the borrower under our credit facility and our senior subordinated debt. All of our station-operating subsidiaries are subsidiaries of Entercom Radio, LLC. Further, we guaranteed Entercom Radio, LLC’s obligations under the credit facility on a senior secured basis and under the senior subordinated notes on an unsecured basis, junior to our credit facility.

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

Our Chairman Of The Board And Our President and Chief Executive Officer Effectively Control Our Company, And Members Of Their Immediate Family Also Own A Substantial Equity Interest In Us. Their Interests May Conflict With Yours.

As of February 1, 2004, Joseph M. Field, our Chairman of the Board, beneficially owns 1,101,536 shares of our Class A common stock and 7,382,555 shares of our Class B common stock, representing approximately 58.9% of the total voting power of all of our outstanding common stock.  As of February 1, 2004, David J. Field, our President, Chief Executive Officer, one of our directors and the son of Joseph M. Field, beneficially owns 1,984,142 shares of our Class A common stock and 749,250 shares of our outstanding Class B common stock, representing approximately 7.8% of the total voting power of all of our outstanding common stock. Collectively, Joseph M. Field and David J. Field and other members of the Field family beneficially own all of our outstanding Class B common stock. Other members of the Field family also own shares of Class A common stock.

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

We Depend On Selected Market Clusters of Radio Stations.

For the year ended December 31, 2003, we generated almost 50% of our net revenues in 4 of our 19 markets (Seattle, Boston, Kansas City and Sacramento). Accordingly we may have greater exposure to adverse events or conditions that affect the economy in any of these markets that could have a material adverse effect on our financial position and results of operations.

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

You Will Have No Recourse Against One Of The Experts Named In This Document.

Arthur Andersen LLP is unable to consent to the use of their independent public accountants report with respect to the consolidated financial statements for the year ended December 31, 2001, which financial statements have been incorporated by reference in this document. This means that Arthur Andersen LLP is not reconfirming the continuing validity of its audit opinion on these financial statements. Although we have no reason to believe that those financial statements are incorrect, if they are incorrect and we are adversely affected as a result, you will not be able to recover any damages you may incur from Arthur Andersen LLP.

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

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our variable rate bank facility.  Under certain bank facility covenants that are measured periodically, we may be required from time to time to protect ourselves from interest rate fluctuations through the use of derivative rate hedging instruments.  If the borrowing rates under LIBOR were to increase 1% above the current rates as of December 31, 2003, our interest expense under our bank facility would increase approximately $2.1 million on an annual basis, including any interest expense associated with the use of derivative rate hedging instruments as described below. We do not have significant interest rate risk related to our senior subordinated notes, which has a fixed interest rate of 7.625%.

As of December 31, 2003, we had a derivative rate hedging transaction in place for a notional amount of $30.0 million that effectively fixes LIBOR at 5.8% and expires in 2008.  The fair value of the rate hedging transaction at December 31, 2003, based upon current market rates, is included as derivative instruments in other long-term liabilities according to the maturity date of the instrument. Our rate hedging transaction is tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis.  The fair value of the hedging transaction is affected by a combination of several factors, including the change in the three-month LIBOR rate and the forward interest rate to maturity.  Any increase in the three-month LIBOR rate and/or the forward interest rate to maturity results in a more favorable valuation, while any decrease in the three-month LIBOR rate and/or forward interest rate to maturity results in a less favorable valuation. The derivative instrument liabilities as of December 31, 2003 were $3.3 million, which represented a decrease of $1.3 million from the balance as of December 31, 2002. This decrease was due primarily to: (1) an increase in the forward interest rate to maturity, offset by a decrease in LIBOR rates and (2) the expiration during the year ended December 31, 2003 of a rate hedging transaction for a notional amount of $35.0 million.

Our credit exposure under this agreement, or similar agreements we may enter into in the future, is the cost of replacing an agreement in the event of non-performance by our counter-party.  To minimize this risk, we select high credit quality counter-parties.  We do not anticipate nonperformance by such counter-parties, and no material loss would be expected in the event of the counter-parties’ nonperformance.

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

See also additional disclosures regarding “Liquidity and Capital Resources” made under Item 7 above.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with related notes and the report of PricewaterhouseCoopers LLP, our independent auditors and the report of Arthur Andersen LLP, our former independent public accountants (the report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP), are set forth on the pages indicated in Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 21, 2002, we dismissed Arthur Andersen LLP (“Andersen”), our previous independent public accountants, and named PricewaterhouseCoopers LLP as our new independent auditors in accordance with a resolution of our Board of Directors. Andersen previously audited our financial statements for the year ended December 31, 2001. The report of Andersen on our financial statements for the year ended December 31, 2001, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.  During the same period, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.  Please refer to the 8-K filed on June 26, 2002.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  We maintain disclosure controls and procedures that are designed to ensure that: (i) information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the our disclosure controls and procedures as of the end of the most recently completed quarterly period.  Based on the foregoing, our President/Chief Executive Officer and Executive Vice President/Chief Financial Officer concluded that, as of the end of the annual period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2004 Annual Meeting of Shareholders scheduled to be held on May 13, 2004, which is expected to be filed with the Commission within 120 days after the close of our year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2004 Annual Meeting of Shareholders scheduled to be held on May 13, 2004, which is expected to be filed with the Commission within 120 days after the close of our year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2004 Annual Meeting of Shareholders scheduled to be held on May 13, 2004, which is expected to be filed with the Commission within 120 days after the close of our year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2004 Annual Meeting of Shareholders scheduled to be held on May 13, 2004, which is expected to be filed with the Commission within 120 days after the close of our year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2004 Annual Meeting of Shareholders scheduled to be held on May 13, 2004, which is expected to be filed with the Commission within 120 days after the close of our year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)                                  The following documents are filed as part of this Report:

INDEX TO EXHIBITS

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2) (Originally filed as Exhibit 3.02)
4.01	Indenture for the Convertible Subordinated Debentures due 2014 between Entercom Communications Corp., as issuer, and Wilmington Trust Company, as indenture trustee. (3)
4.02

Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee.  (2)  (Originally filed as Exhibit 4.02)

4.03

First Supplemental Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee.  (2)  (Originally filed as Exhibit 4.03)

10.01	Employment Agreement, dated December 30, 2002, between Entercom Communications Corp. and Joseph M. Field. (16)
10.02	Employment Agreement, dated December 30, 2002, between Entercom Communications Corp. and David J. Field. (16)
10.03	Employment Agreement, dated August 6, 2002, between Entercom Communications Corp. and Stephen F. Fisher. (5)
10.04	Employment Agreement, dated December 17, 1998, between Entercom Communications Corp. and John C. Donlevie. (6)
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

10.08

Credit Agreement, dated as of December 16, 1999, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital Inc., as Administrative Agent and Co-Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein.  (8)

10.09

First Amendment to Credit Agreement, dated as of May 31, 2001, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital, Inc., as Administrative Agent, and Co-Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein.  (9)

10.10

Second Amendment to the Credit Agreement, dated as of February 6, 2002, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital, Inc., as Administrative Agent, and Co-Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein.  (10)

10.11

Third Amendment to the Credit Agreement, dated as of March 3, 2003, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital, Inc., as Administrative Agent, and Co-Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein.  (11)

16.01	Letter from Arthur Andersen LLP to the Securities and Exchange Commission regarding the change in accountant. (12)
21.01	Information Regarding Subsidiaries of Entercom Communications Corp. (4)

Exhibit Number	Description
23.01	Consent of PricewaterhouseCoopers LLP. (4)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (4) (15)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (4)(15)

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

(8)                                  Incorporated by reference to Exhibit 10.01 of our Current Report on Form 8-K, as filed on December 23, 1999.

(9)                                  Incorporated by reference to Exhibit 10.07 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, as filed on August 13, 2001.

(10)                            Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on February 11, 2002.

(11)                            Incorporated by reference to Exhibit 10.07 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed on May 14, 2003.

(12)                            Incorporated by reference to Exhibit 16.1 of our Current Report on Form 8-K, as filed on June 21, 2002.

(15)                            These exhibits are submitted as “accompanying” this Annual Report on Form 10-K and shall not be deemed to be “filed” as part of such Annual Report on Form 10-K.

(16)                            Incorporated by reference to an exhibit (Exhibit 10.01 & 10.02, respectively) of our Form 10-K for the year ended December 31, 2002, as filed on February 28, 2003.

(b)                                 Reports on Form 8-K

On November 12, 2003 we filed a Current Report on Form 8-K regarding a November 6, 2003 press release announcing our third quarter 2003 results and revenue guidance for the fourth quarter of 2003.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders

of Entercom Communications Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Entercom Communications Corp. and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.  The financial statements of Entercom Communications Corp. as of December 31, 2001, and for the year then ended, prior to the revisions discussed in Note 3, were audited by other independent accountants who have ceased operations.  Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 1, 2002, except with respect to the matter discussed in Note 17* of the financial statements, as to which the date is February 6, 2002.

As discussed in Note 3, effective January 1, 2002, the Company changed its accounting for goodwill and other intangible assets pursuant to the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

As discussed above, the financial statements of Entercom Communications Corp. as of December 31, 2001, and for the year then ended were audited by independent accountants who have ceased operations. As described in Note 3, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. We audited the 2001 transitional disclosures described in Note 3.  In our opinion, the transitional disclosures for 2001 in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

\s\ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 13, 2004

*                                         This reference refers to Note 17 of the notes to the consolidated financial statements for the year ended December 31, 2001, as included in the Company’s Form 10-K for the year 2001, filed with the Securities and Exchange Commission on February 11, 2002.

The following is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.  In 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” as discussed in Note 3. We have presented the transitional disclosures for 2001 required by the Statement of Financial Accounting Standards No. 142 in Note 3.  The Arthur Andersen LLP report does not extend to these changes to the 2001 consolidated financial statements. The adjustments to the 2001 consolidated financial statements were reported on by PricewaterhouseCoopers LLP as stated in their report appearing herein.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders

of Entercom Communications Corp.:

We have audited the accompanying consolidated balance sheet of Entercom Communications Corp. (a Pennsylvania corporation) and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended. These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 2 of the notes to consolidated financial statements, effective January 1, 2001, the Company changed its accounting for derivative instruments and hedging activities pursuant to the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Hedging Activities.”

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as whole.

\s\ Arthur Andersen LLP
Philadelphia, Pennsylvania
February 1, 2002 (except with respect to the matter discussed in Note 17*, as to which the date is February 6, 2002)

* This reference refers to Note 17 of the notes to the consolidated financial statements for the year ended December 31, 2001, as included in the Company’s Form 10-K for the year 2001, filed with the Securities and Exchange Commission on February 11, 2002.

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

CONSOLIDATED FINANCIAL STATEMENTS OF ENTERCOM COMMUNICATIONS CORP.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2003

(amounts in thousands)

ASSETS

	December 31,
	2002	2003
CURRENT ASSETS:
Cash and cash equivalents	$92,593	$15,894
Accounts receivable, net of allowance for doubtful accounts of $2,205 in 2002 and $2,403 in 2003	80,014	79,489
Prepaid expenses and deposits	5,508	4,167
Prepaid and refundable income taxes	894	2,959
Deferred tax assets	8,430	2,845
Total current assets	187,439	105,354

INVESTMENTS	9,396	12,329

PROPERTY AND EQUIPMENT:
Land, land easements and land improvements	11,681	14,328
Building	11,382	13,541
Equipment	89,553	99,504
Furniture and fixtures	13,455	15,309
Leasehold improvements	13,740	16,235
	139,811	158,917
Accumulated depreciation and amortization	(49,417)	(61,595)
	90,394	97,322
Capital improvements in progress	3,544	2,143
Net property and equipment	93,938	99,465

RADIO BROADCASTING LICENSES	1,101,228	1,202,284

GOODWILL	129,964	144,319

DEFERRED CHARGES AND OTHER ASSETS
Net of accumulated amortization of $8,213 in 2002 and $9,843 in 2003	46,565	13,301
TOTAL	$1,568,530	$1,577,052

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2003

(amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,
	2002	2003
CURRENT LIABILITIES:
Accounts payable	$1,882	$1,735
Accrued expenses	9,743	11,135
Accrued liabilities:
Salaries	7,949	6,869
Interest	4,213	4,099
Advertiser obligations and other commitments	2,818	2,225
Other	3,372	375
Derivative instruments	384	—
Current portion of long-term debt	42,671	65,016
Total current liabilities	73,032	91,454

LONG-TERM LIABILITIES:
Senior debt	244,044	179,027
7.625% senior subordinated notes	150,000	150,000
Deferred tax liabilities	80,522	116,771
Other long-term liabilities	5,427	8,190
Total long-term liabilities	479,993	453,988

Total liabilities	553,025	545,442

COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY HOLDING SOLELY CONVERTIBLE DEBENTURES OF THE COMPANY (“TIDES”)	125,000	—

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock $.01 par value; authorized 25,000,000 shares; none issued	—	—
Class A common stock $.01 par value; voting; authorized 200,000,000 shares; issued and outstanding 40,547,918 in 2002 and 43,019,311 in 2003	405	430
Class B common stock $.01 par value; voting; authorized 75,000,000 shares; issued and outstanding 9,311,805 in 2002 and 8,411,905 in 2003	93	84
Class C common stock $.01 par value; nonvoting; authorized 50,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	967,186	1,035,151
Accumulated deficit	(77,634)	(5,854)
Unearned compensation for unvested shares of restricted stock	(256)	(689)
Accumulated other comprehensive income	711	2,488

Total shareholders’ equity	890,505	1,031,610

TOTAL	$1,568,530	$1,577,052

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001, 2001 AND 2003

(amounts in thousands, except share and per share data)

	Years Ended December 31,
	2001	2002	2003

NET REVENUES	$332,897	$391,289	$401,056

OPERATING EXPENSES (INCOME):
Station operating expenses	201,257	226,033	232,184
Depreciation and amortization	45,644	15,058	14,687
Corporate general and administrative expenses	12,335	14,124	14,433
Time brokerage agreement fees	—	7,432	1,636
Net loss (gain) on sale of assets	16	(1,166)	(2,118)
Total operating expenses	259,252	261,481	260,822
OPERATING INCOME	73,645	129,808	140,234

OTHER EXPENSE (INCOME):

Interest expense, including amortization of deferred financing costs of $865 in 2001, $1,212 in 2002 and $1,053 in 2003	28,448	25,094	20,515
Financing cost of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding solely convertible debentures of the Company	7,813	7,813	2,020
Interest income	(262)	(2,094)	(505)
Loss on extinguishment of debt	—	—	3,795
Equity loss from unconsolidated affiliate	4,706	3,352	—
Net loss (gain) on derivative instruments	912	2,290	(961)
Loss on investments	2,000	—	158
TOTAL OTHER EXPENSE	43,617	36,455	25,022

INCOME BEFORE INCOME TAXES AND ACCOUNTING CHANGES	30,028	93,353	115,212

INCOME TAXES	12,194	37,529	43,432

INCOME BEFORE ACCOUNTING CHANGES	17,834	55,824	71,780
Cumulative effect of accounting changes, net of taxes of $377 in 2001 and $92,584 in 2002	(566)	(138,876)	—
NET INCOME (LOSS)	$17,268	$(83,052)	$71,780

NET INCOME (LOSS) PER SHARE - BASIC:
Income before accounting changes	$0.39	$1.14	$1.41
Cumulative effect of accounting changes, net of taxes	(0.01)	(2.84)	—
NET INCOME (LOSS) PER SHARE - BASIC	$0.38	$(1.70)	$1.41

NET INCOME (LOSS) PER SHARE - DILUTED:
Income before accounting changes	$0.39	$1.12	$1.39
Cumulative effect of accounting changes, net of taxes	(0.01)	(2.79)	—
NET INCOME (LOSS) PER SHARE - DILUTED	$0.38	$(1.67)	$1.39

WEIGHTED AVERAGE SHARES:
Basic	45,294,776	48,965,008	50,961,831
Diluted	45,994,349	49,765,669	51,607,735

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(amounts in thousands)

	Years Ended December 31,
	2001	2002	2003

NET INCOME (LOSS)	$17,268	$(83,052)	$71,780

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX BENEFIT OR PROVISION:
Unrealized gain (loss) on investments, net of tax provision of $1,024 in 2001, tax benefit of $525 in 2002 and tax provision of $1,052 in 2003	1,536	(787)	1,752
Unrealized net (loss) gain on hedged derivatives, net of tax benefit of $1,619 in 2001 and tax provisions of $2,058 in 2002 and $15 in 2003	(2,429)	3,090	25
Unrealized net loss on hedged derivatives from cumulative effect of accounting change, net of tax benefit of $457 in 2001	(685)	—	—
COMPREHENSIVE INCOME (LOSS)	$15,690	$(80,749)	$73,557

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(amounts in thousands, except share data)

							Additional Paid-in Capital	Retained Earnings (Deficit)	Unearned Compen- sation	Accumulated Other Compre- hensive Income (Loss)	Total

	Common Stock
	Class A		Class B		Class C
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2000	34,212,384	$342	10,531,805	$105	495,669	$5	$747,442	$(11,850)	$(329)	$(14)	$735,701
Net income	—	—	—	—	—	—	—	17,268	—	—	17,268
Conversion of Class C common stock to Class A common stock	495,669	5	—	—	(495,669)	(5)	—	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	—	—	408	—	—	—	408
Compensation expense related to granting of restricted stock	—	—	—	—	—	—	—	—	128	—	128
Issuance of Class A common stock related to an incentive plan	15,807	—	—	—	—	—	549	—	—	—	549
Exercise of stock options	97,693	1	—	—	—	—	3,404	—	—	—	3,405
Net unrealized gain on investments	—	—	—	—	—	—	—	—	—	1,536	1,536
Net unrealized loss on hedged derivatives	—	—	—	—	—	—	—	—	—	(3,114)	(3,114)
Balance, December 31, 2001	34,821,553	348	10,531,805	105	—	—	751,803	5,418	(201)	(1,592)	755,881
Net loss	—	—	—	—	—	—	—	(83,052)	—	—	(83,052)
Conversion of Class B common stock to Class A common stock	1,220,000	12	(1,220,000)	(12)	—	—	—	—	—	—	—
Sale of Class A common stock	4,025,000	40	—	—	—	—	196,958	—	—	—	196,998
Compensation expense related to granting of stock options	—	—	—	—	—	—	1,050	—	—	—	1,050
Compensation expense related to granting of restricted stock	5,000	—	—	—	—	—	184	—	(55)	—	129
Issuance of Class A common stock related to an incentive plan	16,251	—	—	—	—	—	659	—	—	—	659
Exercise of stock options	460,114	5	—	—	—	—	17,117	—	—	—	17,122
Net unrealized loss on investments	—	—	—	—	—	—	—	—	—	(787)	(787)
Net unrealized gain on hedged derivatives	—	—	—	—	—	—	—	—	—	3,090	3,090
Costs related to equity offering	—	—	—	—	—	—	(585)	—	—	—	(585)
Balance, December 31, 2002	40,547,918	405	9,311,805	93	—	—	967,186	(77,634)	(256)	711	890,505
Net income								71,780			71,780
Conversion of Class B common stock to Class A common stock	869,900	9	(869,900)	$(9)	—	—	—	—	—	—	—
Conversion of TIDES to Class A common stock, net of deferred financing costs	1,384,668	14	—	—	—	—	59,206	—	—	—	59,220
Compensation expense related to granting of stock options	—	—	—	—	—	—	75	—	—	—	75
Compensation expense related to granting of restricted stock	18,148	—	—	—	—	—	824	—	(433)	—	391
Issuance of Class A common stock related to an incentive plan	15,271	—	—	—	—	—	611	—	—	—	611
Exercise of stock options	183,406	2	—	—	—	—	7,249	—	—	—	7,251
Net unrealized gain on investments	—	—	—	—	—	—	—	—	—	1,752	1,752
Net unrealized gain on hedged derivatives	—	—	—	—	—	—	—	—	—	25	25
Balance, December 31, 2003	43,019,311	$430	8,441,905	$84	—	$—	$1,035,151	$(5,854)	$(689)	$2,488	$1,031,610

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(amounts in thousands)

	Years Ended December 31,
	2001	2002	2003

OPERATING ACTIVITIES:
Net income (loss)	$17,268	$(83,052)	$71,780
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45,644	15,058	14,687
Amortization of deferred financing costs	865	1,212	1,053
Deferred taxes	16,242	31,591	42,547
Tax benefit on exercise of options	875	5,144	1,098
Provision for bad debts	3,449	3,808	3,612
Loss (gain) on dispositions and exchanges of assets	16	(1,166)	(2,118)
Non-cash stock-based compensation expense	536	1,179	466
Equity loss from unconsolidated affiliate	4,706	3,352	—
Loss on investments	2,000	—	158
Net loss (gain) on derivative instruments	912	2,290	(961)
Cumulative effect of accounting changes, net of tax	566	138,876	—
Deferred rent	854	298	590
Loss on extinguishment of debt	—	—	3,795
Deferred compensation	—	—	275
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
Accounts receivable	3,169	(19,505)	(3,087)
Prepaid expenses and deposits	(2,669)	(403)	1,340
Prepaid and refundable income taxes	647	39	(2,065)
Accounts payable and accrued liabilities	(9,837)	5,621	(2,804)
Net cash provided by operating activities	85,243	104,342	130,366

INVESTING ACTIVITIES:
Additions to property and equipment	(9,820)	(10,136)	(13,708)
Proceeds from sale of property, equipment, intangibles and other assets	141	2,049	4,649
Purchases of radio station assets	—	(235,229)	(123,442)
Deferred charges and other assets	(626)	(1,061)	(286)
Purchases of investments	(5,721)	(520)	(288)
Proceeds from investments	21	132	—
Station acquisition deposits and costs	(1,886)	(30,534)	27,997
Net cash used in investing activities	(17,891)	(275,299)	(105,078)

FINANCING ACTIVITIES:
Proceeds from senior subordinated debt offering	—	150,000	—
Net proceeds from stock offering	—	196,413	—
Deferred financing expenses related to bank facility and senior subordinated debt	—	(4,643)	—
Proceeds from issuance of long-term debt	7,078	45,500	98,500
Payments of long-term debt	(80,015)	(147,108)	(141,172)
Payments upon redemption of TIDES	—	—	(66,079)
Proceeds from issuance of employee plan stock	549	659	611
Proceeds from the exercise of stock options	2,530	11,978	6,153
Net cash (used in) provided by financing activities	(69,858)	252,799	(101,987)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,506)	81,842	(76,699)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,257	10,751	92,593
CASH AND CASH EQUIVALENTS, END OF YEAR	$10,751	$92,593	$15,894

See notes to consolidated financial statements

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(amounts in thousands)

	Years Ended December 31,
	2001	2002	2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$26,522	$21,959	$19,860
Interest on TIDES	$7,813	$7,813	$2,020
Income taxes paid	$55	$—	$2,985

See notes to consolidated financial statements

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES -

In connection with the issuance of certain awards of Restricted Stock for 5,000 shares and 18,148 shares of Class A common Stock for the years ended December 31, 2002 and 2003, respectively, the Company increased its additional paid-in-capital by $184 and $823 for the years ended December 31, 2002 and 2003, respectively.

In connection with the exchange of radio station assets, the non-cash portion of assets recorded was $336 for the year ended December 31, 2003.

Prior to the redemption on April 7, 2003 of the remaining 1,281,526 TIDES holders for $66,079 in cash, the Company recorded a non-cash transaction as an increase of $60,924 to paid-in-capital as 1,218,474 TIDES holders converted their securities into 1,384,668 shares of Class A common stock. The Company also reduced paid-in-capital for the pro rata amount of unamortized deferred financing costs of $1,704 related to the conversion of the TIDES.

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      BASIS OF PRESENTATION AND ORGANIZATION

Nature of Business – Entercom Communications Corp. (the “Company”) is a radio broadcasting company operating one reportable business segment whose business is devoted to acquiring, developing and operating radio broadcast properties throughout the United States. The segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance. The Company owns or operates radio stations in the following markets: Boston, Seattle, Denver, Portland, Sacramento, Kansas City, Milwaukee, Norfolk, New Orleans, Greensboro, Buffalo, Memphis, Rochester, Greenville/Spartanburg, Wilkes-Barre/Scranton, Wichita, Madison, Longview/Kelso and Gainesville/Ocala.

2.                                      SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All inter-company transactions and balances have been eliminated in consolidation.  The Company also considers the applicability of Financial Accounting Standards Board (“FASB”) Financial Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which would include any variable interest entities that are required to be consolidated by the primary beneficiary.

Management’s Use of Estimates – The preparation of consolidated financial statements, in accordance with generally accepted accounting principles, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Income Taxes – The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the liability method of accounting for deferred income taxes.  Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded for a net deferred income tax assets balance when it is more likely than not that the benefits of the net tax asset balance will not be realized.

Property and Equipment – Property and equipment are carried at cost. Major additions or improvements are capitalized, while repairs and maintenance are charged to expense. Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in the statement of operations. Depreciation and amortization on property and equipment is determined on a straight-line basis. The estimated useful lives for depreciation are as follows:

Land improvements	10-15 years
Building	20 years
Equipment	3-20 years
Furniture and fixtures	5-10 years
Leasehold improvements	Lease term

For the years ended December 31, 2001, 2002 and 2003, the depreciation and amortization expense for property and equipment was $11.3 million, $12.0 million and $13.1 million, respectively. As of December 31, 2003, the Company has construction commitments outstanding that total $0.4 million in connection with the relocation and consolidation of studio facilities in a market.

Revenue Recognition – Revenue from the sale of commercial broadcast time to advertisers is recognized when the commercials are broadcast. Revenues presented in the financial statements are reflected on a net basis, after the deduction of advertising agency fees by the advertising agencies, usually at a rate of 15% of gross revenues.  Promotional fees are recognized as services are rendered.  All revenue is recognized in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin, SAB 101, “Revenue Recognition in Financial Statements,” and SAB 104, “Revenue

Recognition.” The SEC adopted SAB 104 on December 17, 2003 in order to codify its guidance in applying generally accepted accounting principles to revenue recognition.

Comprehensive Income (Loss) – The Company’s comprehensive income (loss) consists of net income (loss) and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company’s other comprehensive income (loss) consisted principally of gains and losses on derivative instruments that qualified for cash flow hedge treatment and unrecognized gains from investments and temporarily impaired losses from investments held for sale.

Concentration of Risk – In 2003, four of the Company’s 19 market clusters (Seattle, Boston, Kansas City and Sacramento) generated approximately 50% of the Company’s net revenues.

Concentration of Credit Risk – The Company’s revenues and accounts receivable relate primarily to the sale of advertising within its radio stations’ broadcast areas. Credit is extended based on an evaluation of the customers’ financial condition and, generally, collateral is not required. Credit losses are provided for in the financial statements and consistently have been within management’s expectations. The Company also maintains deposit accounts with financial institutions. At times, such deposits may exceed FDIC insurance limits.

Long-Lived Assets –The Company evaluates the recoverability of its long-lived assets, which include property and equipment, broadcasting licenses, goodwill, deferred charges, and other assets, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” (See Note 3). The determination and measurement of an impairment loss under these accounting standards require the use of significant judgments and estimates. Future events may impact these judgments and estimates.

Debt Issuance Costs – The costs related to the issuance of debt are capitalized and accounted for as interest expense over the lives of the related debt. During the years ended December 31, 2001, 2002 and 2003, the Company recognized interest expense related to amortization of debt issuance costs, excluding the expense for the early extinguishment of debt, of $0.9 million, $1.2 million, and $1.1 million, respectively, which amounts are included in interest expense in the accompanying consolidated statements of operations.

Extinguishment of Debt – In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. The Company adopted SFAS No. 145 during the first quarter of 2003. During the second quarter of 2003, the Company redeemed the remaining Convertible Preferred Securities, Term Income Deferrable Equity Securities and recorded a loss on extinguishment of debt of $3.8 million to the statement of operations for the year ended December 31, 2003 (see Note 10). Under the provisions of SFAS No. 145, the Company did not record this loss as an extraordinary expense.

Corporate General and Administrative Expense – Corporate general and administrative expense consists of corporate overhead costs and non-cash compensation expense. Included in corporate general and administrative expenses are those costs not specifically allocable to any of the Company’s individual business properties.

Time Brokerage Agreement (“TBA”) Fees – TBA fees consists of fees paid by a company under agreements which permit an acquirer to program and market stations prior to acquisition. Under certain circumstances, the Company may be subject to the provisions of FIN 46, which is described further under Note 2. The Company sometimes enters into such agreements prior to the consummation of station acquisitions and dispositions. The expense incurred from TBA fees was approximately $7.4 million and $1.6 million for the years ended December 31, 2002 and 2003, respectively. For the years ended December 31, 2001, 2002 and 2003, amounts reflected in the Company’s income from operations for those radio stations operated under TBA’s (excluding time brokerage agreement fees), were: (1) net revenues of $0.2 million, $13.4 million and $4.9 million, respectively and (2) station operating expenses of $0.1 million, $6.6 million and $2.9 million, respectively.

Barter Transactions – The Company provides advertising broadcast time in exchange for certain products, supplies, and services. The terms of the exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time on regular terms. The Company includes the value of such exchanges in both broadcasting net revenues and station operating expenses. Barter valuation is based upon management’s estimate of fair value of the products, supplies and services received. For the years ended December 31, 2001, 2002 and 2003, amounts reflected under barter transactions were: (1) barter revenues were $3.8 million, $3.9 million and $3.9 million, respectively and (2) barter expenses were $3.8 million, $4.0 million and $4.0 million, respectively.

Business Combinations – On July 1, 2001, the Company adopted SFAS No. 141, “Business Combinations.”  SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principle Board (“APB”) Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS No. 141 was effective for all business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also changed the criteria to recognize intangible assets apart from goodwill. The Company has historically used the purchase method to account for all business combinations and the adoption of this statement did not have a material impact on the Company’s financial position, cash flows or results of operations.

Operating Leases  – Under SFAS No. 13,  “Accounting for Leases,” and FASB Technical Bulletin No. 88-1,  “Issues Relating to Accounting for Leases,” the Company recognizes escalated rents on a straight-line basis over the term of the lease for those lease agreements where the Company receives the right to control the use of the entire leased property at the beginning of the lease term.

Cash and Cash Equivalents – Cash and cash equivalents consist primarily of amounts held on deposit with financial institutions, including investments held in financial institutions in immediately available money market accounts and all highly liquid debt instruments of three months or less.

Trade Receivables and Related Allowance for Doubtful Accounts – Trade receivables are primarily comprised of unpaid advertising by advertisers on our radio stations, net of agency commissions and an estimated provision for doubtful accounts. Advertisers are generally invoiced for the advertising after the advertisements are aired. Estimates of the allowance for doubtful accounts are recorded based on management’s judgment of the collectibility of the accounts receivable based on historical information, relative improvements or deteriorations in the age of the accounts receivable and changes in current economic conditions.

Derivative Financial Instruments – Effective January 1, 2001, the Company adopted SFAS No. 133 “Accounting for Derivative and Hedging Activities,” that was amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 established accounting and reporting standards for (1) derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives and (2) hedging activities (see Note 9).

Incentive Compensation Plans – The Company accounts for stock compensation under the intrinsic value method in accordance with the requirements of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  SFAS No. 123, “Accounting for Stock-Based Compensation” requires disclosure of the pro forma effects on net income and net income per share had the fair value recognition provisions of SFAS No. 123 been adopted (see Note 16). The Company also adopted FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” effective July 1, 2000.  The pro forma effects on net income (loss) and net income (loss) per share as indicated in the table below, may not be indicative of the effects these pro forma disclosures could have on future net income and net income per share amounts.

	Years Ended December 31,
	2001	2002	2003
	(amount in thousands, except per share data)

Income before accounting changes	$17,834	$55,824	$71,780
Cumulative effect of accounting changes, net of taxes of $377 and $92,584 in 2001 and 2002, respectively	(566)	(138,876)	—
Net income (loss) - as reported	17,268	(83,052)	71,780
Add: Compensation expense included in net income (loss), net of taxes of $163, $418 and $175 in 2001, 2002 and 2003, respectively	245	627	291
Subtract: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes of $6,414, $8,710 and $9,123 in 2001, 2002 and 2003, respectively	9,622	13,064	15,206
Net income (loss) - pro forma	$7,891	$(95,489)	$56,865
Basic net income (loss) per share - as reported	$0.38	$(1.70)	$1.41
Basic net income (loss) per share - pro forma	$0.17	$(1.95)	$1.12
Diluted net income (loss) per share - as reported	$0.38	$(1.67)	$1.39
Diluted net income (loss) per share - pro forma	$0.17	$(1.92)	$1.10

See Note 16 for key assumptions used to calculate the pro forma amounts reflected in the above table.

Investments – For those investments where the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method of accounting in accordance with APB No 18, “The Equity Method of Accounting for Investments in Common Stock.”  For those investments where the Company does not have a significant influence, the investments are carried at fair value based upon quoted market prices or historical cost when quoted market prices are unavailable.  Please see Note 5 for a further discussion of investments.

Advertising and Promotion Costs – Costs of media advertising and associated production costs are expensed when incurred.

Insurance and Self-Insurance Liabilities – The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, property, director and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering claims experience, demographic factors, severity factors, outside expertise and other actuarial assumptions.

Recent Accounting Pronouncements – In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” that applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset.  Under SFAS No. 143, guidance is provided on measuring and recording the liability.  Adoption of SFAS No. 143 by the Company was effective on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Adoption of SFAS No. 145 by the Company was effective on January 1, 2003. During the second quarter of 2003, the Company redeemed the remaining Convertible Preferred Securities, Term Income Deferrable Equity Securities and recorded a loss on extinguishment of debt of $3.8 million to the statement of operations for the year ended December 31, 2003 (see Note 10). Under the provisions of SFAS No. 145, the Company did not record this loss as an extraordinary expense. The adoption of SFAS No. 145 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In November 2002, the FASB issued FASB FIN 45 entitled “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which provides for an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FIN 34.  This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued.  This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  Adoption of FIN 45 by the Company was effective on January 1, 2003 and will be applied prospectively to all guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial position, results of operations or cash flows (see Note 12 for further discussion).

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which requires all variable interest entities to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. A variable interest entity is an entity where the primary beneficiary’s interest in the entity can change with changes in factors other than the amount of investment in the entity. The interpretation also expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority.  The disclosure requirements of FIN 46 were effective for all financial statements issued after January 31, 2003.  The consolidation requirements of FIN 46 were effective for the Company as of December 31, 2003. The Company did not have any interest in such variable interest entities as of December 31, 2003 and accordingly, the adoption of FIN 46 did not have a material impact on the Company’s financial position, results of operations or cash flows.  In the future, however, we may have interests in variable interest entities that could affect our financial position, results of operations or cash flows. From time to time we enter into time brokerage agreements in connection with pending acquisitions of radio stations and that the requirements of FIN 46 may apply, depending on the facts and circumstances related to each transaction.

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

In November 2003, the Emerging Issues Task Force or EITF of the FASB reached a consensus on one issue with respect to EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” thereby requiring certain quantitative and qualitative disclosures for securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. Adoption of EITF Issue 03-1, which was effective for the Company on December 31, 2003, did not have a material impact on the Company’s financial position, results of operations or cash flows as the Company did not have any unrealized losses on investments as of December 31, 2003 (see Note 5 for investments).

Reclassifications – Certain reclassifications have been made to the prior years’ financial statements to conform to the presentation in the current year.

3.                                      INTANGIBLE ASSETS AND GOODWILL

(A) Indefinite-Lived Intangibles

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and certain intangible assets not be amortized.  Instead, these assets are reviewed at least annually for impairment and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company determined that broadcasting licenses, which previously had been amortized over the maximum period allowed of 40 years, were deemed to have indefinite useful lives. Adoption of SFAS No. 142 had the impact of eliminating the Company’s non-cash amortization expense for goodwill and broadcasting licenses.  For comparison purposes, for the year ended December 31, 2001, the Company recorded amortization expense for goodwill and broadcasting licenses of $0.1 million and $33.1 million, respectively.

The following summary presents the Company’s estimate of the effect of the adoption of SFAS No. 142 as of January 1, 2001 as reported income before accounting change and net income are adjusted to eliminate the amortization expense recognized in 2001 related to goodwill and broadcasting licenses as goodwill and broadcasting licenses are not amortized under SFAS No. 142. The as adjusted amount for the year ended December 31, 2001 did not include any adjustment for potential write-downs of goodwill and broadcasting licenses which could have resulted had the Company adopted SFAS No. 142 as of January 1, 2001 and performed the required impairment tests under SFAS No. 142.

	Years Ended December 31,
	2001	2002	2003
	(amounts in thousands, except share and per share data)

Reported income before accounting changes	$17,834	$55,824	$71,780
Add back: amortization of goodwill, net of tax provision of $48 for the year ended December 31, 2001	71	—	—
Add back: amortization of broadcasting licenses, net of tax provision of $13,248 for the year ended December 31, 2001	19,871	—	—
As adjusted income before accounting changes	37,776	55,824	71,780
Reported cumulative effect of accounting changes, net of taxes	(566)	(138,876)	—
As adjusted net income (loss)	$37,210	$(83,052)	$71,780

Net income (loss) per share - basic:
Reported income before accounting changes	$0.39	$1.14	$1.41
Amortization of goodwill, net of taxes	—	—	—
Amortization of broadcasting licenses, net of taxes	0.44	—	—
As adjusted income before accounting changes	0.83	1.14	1.41
Reported cumulative effect of accounting changes, net of taxes	(0.01)	(2.84)	—
As adjusted net income (loss) per share - basic	$0.82	$(1.70)	$1.41

Net income (loss) per share - diluted:
Reported income before accounting changes	$0.39	$1.12	$1.39
Amortization of goodwill, net of taxes	—	—	—
Amortization of broadcasting licenses, net of taxes	0.43	—	—
As adjusted income before accounting changes	0.82	1.12	1.39
Reported cumulative effect of accounting changes, net of taxes	(0.01)	(2.79)	—
As adjusted net income (loss) per share - diluted	$0.81	$(1.67)	$1.39

Weighted average shares - basic	45,294,776	48,965,008	50,961,831
Weighted average shares - diluted	45,994,349	49,765,669	51,607,735

Broadcasting Licenses

SFAS No. 142 requires the Company to test broadcasting licenses on an annual basis and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of broadcasting licenses below the amount reflected in the balance sheet. The annual test, which is performed by the Company in the first quarter of each year, requires that the Company (1) determine the reporting unit and (2) compare the carrying amount of the broadcasting licenses reflected on the balance sheet in each reporting unit to the fair value of the reporting unit’s broadcasting licenses.

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

For the Year Ended December 31, 2002

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

For the Year Ended December 31, 2003

During the first quarter of 2003, the Company completed the non-amortizing intangible asset impairment test for broadcasting licenses and determined that (1) the reporting unit as a radio market and (2) the fair value of the broadcasting licenses was equal to or greater than the amount reflected in the balance sheet for each of the markets tested. No event occurred or circumstances changed since the first quarter 2003 impairment test that would more likely than not, change the fair value of broadcasting licenses below the amount reflected in the balance sheet and accordingly, no impairment charge was recorded for the year ended December 31, 2003. If actual market conditions are less favorable than those projected by the industry or the Company, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s broadcasting licenses below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods. The amount of unamortized broadcasting licenses reflected in the balance sheet as of December 31, 2003 was $1.2 billion.

The following table presents the gross carrying amount and the accumulated amortization for each major class of indefinite-lived intangible assets, including goodwill as described below, at December 31, 2002 and 2003:

	December 31, 2002		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(amounts in thousands)

Broadcast licenses	$1,196,760	$95,532	$1,297,477	$95,193
Goodwill	130,588	624	144,943	624
Total radio broadcasting licenses and goodwill	$1,327,348	$96,156	$1,442,420	$95,817

Goodwill

SFAS No. 142 requires the Company to test goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of goodwill below the amount reflected in the balance sheet.  The Company performs its annual impairment test during the second quarter of each year by (1) determining the reporting unit and (2) comparing the fair value for each reporting unit with the amount reflected on the balance sheet. If the fair value for any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to the amount reflected in the balance sheet.

To determine the fair value, the Company uses an income or market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.

For the Year Ended December 31, 2002

During the second quarter of 2002, the Company completed the transitional assessment of goodwill and (1) determined the reporting unit as a radio market and (2) compared the fair value of each market to the amount reflected in the balance sheet for each market.  The Company determined that the carrying amount of goodwill reflected on the balance sheet for each of the Company’s markets did not exceed the fair value and accordingly, the Company did not record a goodwill impairment charge in 2002.

For the Year Ended December 31, 2003

During the second quarter of 2003, the Company performed its annual impairment test and (1) determined the reporting unit as a radio market and (2) compared the fair value for each market with the amount reflected on the balance sheet. Since the fair value of goodwill for each market was not less than the amount reflected in the balance sheet, no impairment charge was recorded. No event occurred or circumstances changed since the second quarter 2003 impairment test that would more likely than not, change the fair value of goodwill below the amount reflected in the balance sheet and accordingly, no impairment charge was recorded for the year ended December 31, 2003. If actual market conditions are less favorable than those projected by the industry or the Company, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods. The amount of goodwill reflected in the balance sheet as of December 31, 2003 was $144.3 million.

The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2003 were as follows:

	Years Ended December 31,
	2002	2003
	(amount in thousands)

Balance as of the beginning of the year	$4,159	$129,964
Goodwill acquired during the year	125,805	14,355
Balance as of the end of the year	$129,964	$144,319

(B) Definite-Lived Intangibles

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

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, and acquired advertising contracts that are amortized in accordance with SFAS No. 142 and SFAS No. 144. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For the years ended December 31, 2002 and 2003, the Company reviewed the useful lives of these assets and did not record any impairment expense related to the carrying amount of the assets. The amount of the amortization expense for definite-lived intangible assets was $1.8 million and $0.4 million for the years ended December 31, 2002 and 2003, respectively. As of December 31, 2003, the Company reflected $0.6 million in unamortized definite-lived assets, which amounts are included in deferred charges and other assets on the balance sheet.

The amount of the amortization expense for deferred charges and other assets, including amortization expense of definite-lived intangible assets that are amortized in accordance with SFAS No. 142 and SFAS No. 144, were $1.1 million, $3.1 million and $1.6 million for the years ended December 31, 2001, 2002 and 2003, respectively. Included in amortization expense was amortization of computer software costs of $1.0 million, $1.1 million and $1.0 million for the years ended December 31, 2001, 2002 and 2003, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented. For a listing of the assets comprising deferred charges and other assets, refer to Note 6. The following table presents the Company’s estimate of amortization expense for each of the five succeeding years ending December 31, for deferred charges and other assets, including definite-lived assets:

	Definite- Lived Assets	Deferred Charges and Other Assets	Total
	(amounts in thousands)
Years ending December 31,
2004	$397	$1,549	$1,946
2005	115	1,375	1,490
2006	55	1,117	1,172
2007	—	887	887
2008	—	432	432
Thereafter	—	2,255	2,255
Total	$567	$7,615	$8,182

4.                                      ACQUISITIONS, DIVESTITURES, OTHER EVENTS AND PRO FORMA SUMMARY

The Company consummated acquisitions of radio stations under the purchase method of accounting, and the purchase price, including transaction costs, was allocated to the assets based upon their respective fair values as determined as of the purchase date.

Acquisitions, Divestiture and Other Events For the Year Ended December 31, 2002

On February 8, 2002, the Company acquired from WCCB-TV, Inc., a subsidiary of Bahakel Communications, Ltd., the assets of WOZN-FM (formerly WKSI-FM) and WPET-AM, serving the Greensboro, North Carolina radio market for a purchase price of $20.8 million in cash, of which $1.0 million was paid as a deposit on November 29, 2001 and the balance was financed from borrowings under the Company’s reducing revolving credit facility. On December 5, 2001, the Company began operating these stations under a time brokerage agreement. The closing of this transaction increased the Company’s ownership to six radio stations in the Greensboro, North Carolina radio market. The amount the Company recorded for goodwill of $6.8 million is fully deductible for income tax purposes. The Company believes that the addition of these stations and the stations’ position in the market, to the four stations the Company currently operates in this market, has allowed the Company to compete more effectively by increasing the Company’s share of market revenues.

For this acquisition, the aggregate purchase price, including transaction costs of $0.1 million, was allocated as follows:

(amounts in thousands)

Assets Description	Amount	Asset Lives
Equipment	$297	5 to 15 years
Furniture and equipment	30	5 years
Total tangible assets	327

Advertiser list and customer relationships	21	3 years
Acquired advertising contracts	53	less than 1 year
Broadcasting licenses	13,600	non-amortizing
Goodwill	6,804	non-amortizing
Total intangible assets	20,478

Total purchase price	$20,805

On May 1, 2002, the Company acquired the assets of KALC-FM serving the Denver, Colorado radio market from Emmis Communications Corporation (“Emmis”) for $88.0 million in cash, of which $8.8 million was paid as a deposit on February 15, 2002 and the balance was paid from cash on hand. On March 16, 2002, the Company began operating this station under a time brokerage agreement. The amount the Company recorded for goodwill of $45.5 million is fully deductible for income tax purposes. The Company believes that the addition of KALC-FM and its position in the market, to the three other stations the Company operates in the Denver market (see the transaction with Tribune described below in this Note 4), has allowed the Company to compete more effectively by increasing the Company’s share of market revenues.

For this acquisition, the aggregate purchase price, including transaction costs of $0.2 million, was allocated as follows:

(amounts in thousands)

Assets Description	Amount	Asset Lives
Equipment	$945	5 to 15 years
Furniture and equipment	163	5 years
Total tangible assets	1,108

Advertiser list and customer relationships	72	3 years
Acquired advertising contracts	548	less than 1 year
Broadcasting licenses	41,000	non-amortizing
Goodwill	45,475	non-amortizing
Total intangible assets	87,095

Total purchase price	$88,203

On July 24, 2002, the Company acquired the assets of KOSI-FM and KEZW-AM serving the Denver, Colorado radio market from Tribune Denver Radio, Inc. and Tribune Broadcasting Company (“Tribune”) for $125.0 million in cash. The source of the funds used to complete the transaction was as follows: (1) $110.5 million was paid from cash on hand; (2) $12.5 million of the purchase price was applied against an $18.0 million deposit made on January 2, 2002 to Tribune; and (3) $2.0 million was used from the proceeds of the sale of KQAM-FM (see Note 4 below).  The Option Agreement with Tribune, dated December 24, 2001, provided for the purchase of the assets of KOSI-FM, KEZW-AM and KQMT-FM (formerly KKHK-FM) serving the Denver, Colorado radio market, for a purchase price of $180.0 million in cash. On May 8, 2002, the Option Agreement was amended to facilitate the closing of KOSI-FM and KEZW-AM for $125.0 million. The amount the Company recorded for goodwill of $71.9 million is fully deductible for income tax purposes. The Company believes that the addition of KOSI-FM and KEZW-AM and their position in the market, to the acquisition of KALC-FM (see the transaction with Emmis described in this Note 4 above) and the subsequent acquisition of KQMT-FM (see this Note 4 below), has allowed the Company to compete more effectively by increasing the Company’s share of market revenues. A time brokerage agreement commenced for all three stations on February 1, 2002.

The purchase price allocation for this acquisition is based upon information available at this time and is subject to change. For this acquisition, the aggregate purchase price, including transaction costs of $0.9 million, was allocated as follows:

(amounts in thousands)

Assets Description	Amount	Asset Lives
Land and land improvements	$1,096	non-depreciating to 10 years
Building	25	20 years
Equipment	1,215	5 to 15 years
Furniture and equipment	111	5 years
Total tangible assets	2,447

Advertiser list and customer relationships	157	3 years
Acquired advertising contracts	1,173	less than 1 year
Leasehold premium	271	14 years
Broadcasting licenses	50,000	non-amortizing
Goodwill	71,872	non-amortizing
Total intangible assets	123,473

Total purchase price	$125,920

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

Acquisitions for the Year Ended December 31, 2003

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

For this transaction, the aggregate purchase price, including transaction costs of $0.1 million, was allocated as follows:

(amounts in thousands)

Assets Description	Amount	Asset Lives
Equipment	$19	5 to 15 years
Total tangible assets	19

Broadcasting licenses	849	non-amortizing
Total intangible assets	849

Total purchase price	$868

On March 21, 2003, the Company acquired from Tribune Denver Radio, Inc. and Tribune Broadcasting Company (“Tribune”) the assets of KQMT-FM (formerly KKHK-FM) serving the Denver, Colorado radio market for a purchase price of $55.0 million in cash.  The source of the funds used to complete this transaction was as follows: (1) $49.5 million was paid from cash on hand and (2) $5.5 million of the purchase price was applied against an $18.0 million deposit made on January 2, 2002.  The Company recorded $9.2 million of goodwill, which amount is fully deductible for income tax purposes.  The Company believes that the addition of KQMT-FM and its position in the market, to the acquisition of previously acquired Denver radio stations, has allowed the Company to compete more effectively by increasing the Company’s share of market revenues. With this acquisition, the Company completed the December 24, 2001 Option Agreement with Tribune to acquire the assets of KOSI-FM, KQMT-FM and KEZW-AM serving the Denver, Colorado radio market for an aggregate purchase price of $180.0 million in cash (see Note 4 above). With this acquisition, the Company owns four radio stations serving the Denver, Colorado radio market.

For this acquisition, the aggregate purchase price, including transaction costs of $0.1 million, was allocated as follows:

(amounts in thousands)

Assets Description	Amount	Asset Lives
Land	$58	non-depreciating
Building	11	20 years
Equipment	506	5 to 15 years
Furniture and fixtures	3	5 years
Total tangible assets	578

Advertiser list and customer relationships	58	3 years
Acquired advertising contracts	345	less than 1 year
Broadcasting licenses	45,000	non-amortizing
Goodwill	9,167	non-amortizing
Total intangible assets	54,570

Total purchase price	$55,148

On May 19, 2003 the Company acquired from Royce International Broadcasting Corporation (“Royce”) the assets of radio station KWOD-FM, Sacramento, California, for a purchase price of $21.2 million in cash (see Note 12). The Company recorded $4.4 million of goodwill, which amount is fully deductible for income tax purposes. The fair values assigned to the assets acquired did not include a value for advertiser list and customer relationships or acquired advertising contracts as no advertising contracts were transferred and no salespeople were hired in connection with the court-ordered sale. The Company believes that the addition of KWOD-FM and its position in the market, to the five stations the Company currently operates in this market, has allowed the Company to compete more effectively by increasing the Company’s share of market revenues.

The aggregate purchase price, including transaction costs of $2.3 million (primarily legal expenses), was reclassified on the balance sheet from station deposits and acquisition costs that were included in deferred charges and other assets, to the assets listed in the table below. The allocation of the purchase price and transaction costs is based upon information available at this time and pending the outcome of the litigation, is subject to change.

(amounts in thousands)

Assets Description	Amount	Asset Lives
Equipment	$241	10 years
Total tangible assets	241

Broadcasting licenses	18,896	non-amortizing
Goodwill	4,354	non-amortizing
Total intangible assets	23,250

Total purchase price	$23,491

On December 18, 2003, the Company acquired from Fisher Communications, Inc. (“Fisher”) the assets of KWJJ-FM and KOTK-AM, serving the Portland, Oregon radio market, for a purchase price of $44.0 million in cash of which $43.0 million was paid to Fisher and $1.0 million was placed in an escrow account for the reasons described below.  The source of the funds used to complete this transaction was primarily as follows: (1) $33.0 million was paid from cash on hand; (2) $5.1 million was paid from funds borrowed under the Company’s senior bank facility; (3) $4.7 million was paid from cash available from the sale of KKSN-AM and a parcel of land (see transactions described below); and (4) $1.0 million was applied against a $2.2 million May 29, 2003 deposit (the balance of the deposit was returned to the Company). The Company recorded $0.8 million of goodwill, which amount is fully deductible for income tax purposes.  On June 1, 2003, the Company began operating these stations under a time brokerage agreement. The Company anticipates that the addition of KWJJ-FM and KOTK-AM and the stations’ position in the market, to the six stations the Company currently operates in this market, will allow the Company to compete more effectively by increasing the Company’s share of market revenues. With this acquisition and the sale of KKSN-AM, the Company owns eight radio stations serving the Portland, Oregon radio market.

In connection with the Fisher acquisition, the Company acquired land at the KOTK-AM transmitter site that was contaminated with low levels of pesticides residue in the soil and trace amounts of residue in the shallow ground water. The Company engaged a consultant who performed tests on the property. Based upon these tests, if remediation is required, the potential liability was estimated at $1.4 million, which included the replacement of the soil and pumping and filtering of the ground water for 30 years. The liability was estimated on a discounted basis using certain assumptions and methods. Fisher agreed to the placement of $1.0 million of the purchase price in an escrow account. Fisher, whose obligations are not limited to the amount of the escrow, has agreed to do the remediation as the state may require and in the event Fisher fails to perform under the agreement, the Company will be able to access the escrow to complete the remediation. The estimated time to complete the remediation is contingent on the requirements of the state. The Company did not (1) record a liability for the remediation and (2) record a receivable from Fisher for Fisher’s guarantee for payment of the estimated cost of remediation, as management believes that it is unlikely that the state will require any remediation at this site.

For this acquisition, the aggregate purchase price, including transaction costs of $0.2 million, was allocated as follows and is based upon information available at this time and is subject to change:

(amounts in thousands)

Assets Description	Amount	Asset Lives
Land and land improvements	$2,874	non-depreciating to 10 years
Building	45	20 years
Leasehold improvements	15	less than 1 year
Equipment	1,600	3 to 15 years
Furniture and equipment	229	5 years
Total tangible assets	4,763

Advertiser list and customer relationships	152	3 years
Acquired advertising contracts	244	less than 1 year
Broadcasting licenses	38,244	non-amortizing
Goodwill	834	non-amortizing
Total intangible assets	39,474

Total purchase price	$44,237

Dispositions for the Year Ended December 31, 2003

On November 17, 2003 the Company sold the assets of KKSN-AM, serving the Portland, Oregon radio market, to Bustos Media Holdings of Oregon, LLC for $2.8 million in cash, resulting in a gain of $0.4 million. Based upon the radio multiple ownership rules adopted by the FCC on June 2, 2003, the Company determined that one of the Company’s stations that the Company selected, KKSN-AM serving the Portland, Oregon radio market, had to be divested before the FCC would permit the Company to consummate the acquisition of KWJJ-FM and KOTK-AM (see Note 4 above).

On December 4, 2003, the Company sold for $1.9 million in cash a parcel of land located at one of the Company’s transmitter sites. The land was not required in order to maintain the existing transmitter site facilities. The Company recognized a gain of $1.8 million in connection with this disposal.

Unaudited Pro Forma Summary

The following unaudited pro forma summary presents the consolidated results of operations as if any acquisitions which occurred during the period of January 1, 2002 through December 31, 2003, had all occurred as of January 1, 2002, after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions occurred as of January 1, 2002. These unaudited pro forma results, which do not reflect: (1) dispositions of radio stations and (2) acquisitions and dispositions of certain contracts or joint sales agreements, have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Years Ended December 31,
	2002	2003
	(amounts in thousands, except per share data)
	Pro Forma	Pro Forma

Net revenues	$400,825	$403,919

Income before accounting change	$47,913	$70,361

Cumulative effect of accounting change, net of taxes	$(138,876)	$—

Net income (loss)	$(90,963)	$70,361

Net income (loss) per share - basic	$(1.86)	$1.38

Net income (loss) per share - diluted	$(1.83)	$1.36

5.                                      INVESTMENTS

The Company’s investments are composed of equity securities recorded in the financial statements on the balance sheets in the amounts of $9.4 million and $12.3 million as of December 31, 2002 and December 31, 2003, respectively. The Company’s investment strategy is to seek long-term strategic investments to enhance its core business.  The Company is currently limited to initial aggregate investments, at cost, of $50.0 million under its existing senior debt (see Note 8). The following table summarizes the Company’s investments, including the dissolution of our equity investment in an Internet partnership (Local Media Internet Venture, LLC (“LMIV”)) in the third quarter of 2002, and other investments carried at the lower of fair value or cost:

	Investments
	LMIV	Other	Total
	(amounts in thousands)

Balance as of December 31, 2001	$2,913	$10,758	$13,671
Additional investment	439	81	520
Fair value or cost adjustments	—	(1,311)	(1,311)
Distributions	—	(132)	(132)
Equity loss from unconsolidated affiliate	(3,352)	—	(3,352)
Balance as of December 31, 2002	—	9,396	9,396
Additional investment	—	288	288
Fair value or cost adjustments	—	2,645	2,645
Balance as of December 31, 2003	$—	$12,329	$12,329

Investments Carried Under the Equity Method

During August 2002, the managers and members of LMIV, a company formed during the year ended December 31, 2000 with other radio broadcasters in a venture whose purpose was to enhance the synergies and opportunities between radio and the Internet, agreed to discontinue operations. The Company’s investment, a 32% interest in LMIV, was accounted for under the equity method of accounting. The Company recorded its equity interest in operating losses to the statement of operations as an equity loss from unconsolidated affiliate of $4.7 million and $3.4 million for the years ended December 31, 2001 and 2002, respectively. Included in the equity loss from unconsolidated affiliate of $3.4 million for the year ended December 31, 2002, was the write off of the remaining investment of $1.1 million and the Company’s pro rata share of the costs of $0.4 million associated with closing the business. The Company continued with an internal program of Internet development for use by the Company’s radio stations.

Investments Carried at Fair Value or Cost

The net unrealized gain (net of tax provision), or loss (net of tax benefit) on these investments, is reported in the statements of comprehensive income (loss) and as a separate component of shareholders’ equity.  Any realized gain or loss is reported in the statements of operations. When the Company has determined that the value of the investment is other than temporarily impaired, the Company recognizes, through the statement of operations, a loss on investments.

For the Year Ended December 31, 2001

The Company recorded a realized loss of $2.0 million in the statements of operations under loss on investments, of which no unrealized gain or loss was reflected in the statements of comprehensive income (loss) related to this realized loss.  The Company also reported a $1.5 million gain (net of an income tax provision of $1.0 million) in the statements of comprehensive income (loss).

For the Year Ended December 31, 2002

The Company recorded an unrealized $0.8 million loss (net of an income tax benefit of $0.5 million) in the statements of comprehensive income (loss).

For the Year Ended December 31, 2003

The Company recorded a realized loss of $0.2 million in the statements of operations under loss on investments, of which $0.2 million was reflected as an unrealized gain in the statements of comprehensive income (loss) related to this realized loss. The Company recorded an unrealized $1.8 million gain (net of an income tax provision of $1.0 million) in the statements of comprehensive income (loss).

Unrealized Gains and Losses as of December 31, 2003

The following chart reflects the aggregate related fair value of investments as of December 31, 2003 with unrealized gains and/or losses that is segregated by the time period over which the investments have been in an unrealized gains and/or losses position:

	December 31, 2003
	(amounts in thousands)

		Aggregate Fair Value of Investments With Unrealized Gains and/or Losses
	Total Aggregate Fair Value of Investments
		Unrealized Losses		Unrealized Gains
		Less Than 1 Year	1 year or Greater	Less Than 1 Year	1 year or Greater

Investments carried at fair value:	$12,329	$—	$—	$2,871	$1,158
Investments reflected under the equity method:	—	—	—	—	—
	$12,329	$—	$—	$2,871	$1,158

6.                                      DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets, including definite-lived intangible assets, consist of the following:

	December 31,
	2002	2003	Period of Amortization
	(amounts in thousands)
Debt issuance costs less accumulated amortization of $3,008 and $3,006 in 2002 and 2003, respectively	$10,512	$5,964	Term of Debt
Advertiser lists and customer relationships less accumulated amortization of $38 and $136 in 2002 and 2003, respectively	211	324	3 years
Acquired advertising contracts less accumulated amortization of $1,767 and $2,112 in 2002 and 2003, respectively	7	251	Less than one year
Software costs less accumulated amortization of $2,703 and $3,749 in 2002 and 2003, respectively	1,608	844	3 years
Station deposits and acquisition costs	33,108	5,111	not applicable
Leasehold premium less accumulated amortization of $678 and $552 in 2002 and 2003, respectively	1,116	807	Term of Lease
Other deferred charges less accumulated amortization of $19 in 2002	3	—	3 years
	$46,565	$13,301

7.                                      INCOME TAXES

Effective Tax Rate

The Company’s effective tax rates for the years ended December 31, 2001, 2002 and 2003, exclusive of the effect of permanent differences between income subject to income tax for book and tax purposes, were 40%, 40% and 37.5%, respectively.  The Company’s effective tax rate is higher than the federal statutory rate as a result of the inclusion of state taxes in the income tax amount.

Income Tax Expense

Income tax expense, is summarized as follows:

	Years Ended December 31,
	2001	2002	2003
	(amounts in thousands)
Current:
Federal	$(3,269)	$4,795	$715
State	(779)	1,143	170
Total current	(4,048)	5,938	885

Deferred:
Federal	12,811	25,510	38,179
State	3,054	6,081	4,368
Total deferred	15,865	31,591	42,547
Tax benefit of accounting change		(92,584)	—
Total income taxes (benefit)	$11,817	$(55,055)	$43,432

Approximately $0.4 million and $92.6 million of benefit from income taxes was allocated to a cumulative effect of accounting changes in the accompanying consolidated statements of operations for the years ended December 31, 2001 and 2002, respectively.  The current tax expense for the year ended December 31, 2002 did not reflect the tax benefit from the exercise of stock options in the amount of $5.2 million that was not reflected in the statement of operations.

Income tax expense computed using the United States federal statutory rates is reconciled to the reported income tax provisions as follows:

	Years Ended December 31,
	2001	2002	2003
	(amounts in thousands)

Federal statutory income tax rate	35%	35%	35%

Computed tax expense (benefit) at federal statutory rates on income before income taxes	$10,180	$32,674	$40,324
State income taxes, net of federal benefit	1,454	4,668	2,880
Nondeductible expenses and other	183	187	228
Income tax provision	$11,817	37,529	43,432
Tax benefit on accounting change		(92,584)	—
Income tax benefit		$(55,055)	$43,432

Deferred Tax Assets and Deferred Tax Liabilities

The income tax accounting process to determine the deferred tax assets and deferred tax liabilities, involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss.  The tax effects of significant temporary differences that comprise the net deferred tax assets and liabilities are as follows:

	December 31,
	2002	2003
	(amounts in thousands)
Current deferred tax assets:
Employee benefits	$1,289	$1,903
Provision for doubtful accounts	453	930
Net operating loss carryforwards	6,026	—
Derivative financial instruments	137	—
Investments	263	—
Other	262	12
Total net current assets	8,430	2,845

Noncurrent deferred tax assets (liabilities):
Property and equipment and intangibles	(86,252)	(120,997)
Provision for doubtful accounts	286	—
Investments	2,566	1,465
Option exercises and restricted stock	—	583
Derivative financial instruments	1,710	1,282
Other	1,168	896
Total net non-current liabilities	(80,522)	(116,771)
Net deferred tax liabilities	$(72,092)	$(113,926)

The Company’s net deferred tax asset balance as of December 31, 2002 consisted primarily of the benefit of federal and certain state tax loss carryforwards. These carryforwards were utilized as an offset to taxable income during the year ended December 31, 2003, which resulted in the elimination of the deferred tax asset balance as of December 31, 2003.

At December 31, 2003, the Company had an alternative tax (“AMT”) credit carryforward of approximately $0.9 million. AMT credits are available to be carried forward indefinitely and may be utilized against regular federal tax to the extent they do not exceed computed AMT calculations.

Based upon the years in which taxable temporary differences are anticipated to reverse, at December 31, 2003 management believes it is more likely than not that the Company will realize the benefits of the deductible differences, including the AMT credit. Accordingly, the Company believes that no valuation allowance is required for the current and deferred tax assets as of December 31, 2003.

8.                                      LONG-TERM DEBT

Long-term debt was comprised of the following at December 31, 2002 and 2003:

	December 31,
	2002	2003
	(amounts in thousands)

Bank Facility, due September 30, 2007 (A)	$286,406	$243,750
Senior Subordinated Notes, due March 1, 2014 (B)	150,000	150,000
Other	309	293
Total	436,715	394,043
Amounts due within one year	(42,671)	(65,016)
Total long-term debt	$394,044	$329,027

(A)                              Bank Facility

The Company’s Credit Agreement was refinanced on December 16, 1999, under a bank credit agreement (the “Bank Facility”) with Banc of America Securities LLC as the lead and syndication agent and Key Corporate Capital Inc., as administrative agent. The Bank Facility provides for senior secured credit of $650.0 million consisting of:  (1) a $325.0 million reducing revolving credit facility (“Revolver”) and (2) a $325.0 million multi-draw term loan (“Term Loan”), which was fully drawn as of September 29, 2000. The Bank Facility is secured by: (1) a pledge of 100% of the Company’s capital stock and other equity interest in all subsidiaries; (2) a security interest in all present and future assets and properties; and (3) a security interest in all major tangible and intangible personal property assets of the Company and any future subsidiaries as well as a negative pledge on all real property. Under the terms of the Bank Facility, the Company is restricted from the distribution of any dividends. The Bank Facility requires the Company to comply with certain financial covenants and leverage ratios that are defined terms within the agreement and that include but are not limited to the following: (1) Total Debt to Operating Cash Flow, (2) Operating Cash Flow to Interest Expense, (3) Operating Cash Flow to Pro Forma Debt Service, and (4) Operating Cash Flow to Fixed Charges. Management believes the Company is in compliance with all of the terms of the agreement. On February 6, 2002, the Company entered into a Second Amendment under the Bank Facility that further clarified the terms under which the Company can issue subordinated debt and that modified certain terms, including the Operating Cash Flow to Pro Forma Debt Service ratio financial covenant. On March 3, 2003, the Company entered into a Third Amendment under the Bank Facility that permitted the Company to redeem the Convertible Preferred Securities, Term Income Deferrable Equity Securities (“TIDES”) and to modify certain terms for insurance coverage.

The availability under the Revolver and Term Loan, which mature on September 30, 2007, reduces on a quarterly basis beginning September 30, 2002 in quarterly amounts that vary from $12.2 million to $16.3 million for each Loan. The Company has the option to elect to pay interest at a rate equal to LIBOR (in increments with durations of 1, 2, 3 or 6 months) plus 0.75% or the prime rate. Upon the occurrence of certain events, the Company’s borrowing costs can increase to a maximum of LIBOR plus 2.375% or prime plus 1.125%. The interest payable on LIBOR rate is payable at the end of the selected duration but not less frequently than every three months and on prime rates is payable at the end of each calendar quarter. The weighted average interest rate under the Credit Agreement at December 31, 2002 and 2003, before taking into account the subsequent year’s impact of the Company’s outstanding derivative interest rate swap and collar, was 2.6% and 1.9%, respectively.  The Company also pays a commitment fee that varies depending on certain financial covenants and the amount of the unused commitment, from 0.25% or 0.5% per annum, on the average unused balance of the Bank Facility.  As of December 31, 2003, the Company had outstanding: (1) $243.8 million of borrowings under the Bank Facility’s Term Loan and (2) $0.4 million in an outstanding Letter of Credit under the Revolver. The Company used a portion of the March 5, 2002 equity offering’s net proceeds (see Note 14) to reduce indebtedness outstanding in the amount of $93.5 million under the Revolver. Under the Term Loan, the Company prepaid in advance of the due dates, the principal in the amount of $14.2 million that was due for each of the calendar quarters in 2003. The amount available under the $650.0 million Bank Facility as of December 31, 2003, was $243.4 million, subject to covenant compliance at the time of each borrowing and quarterly debt reduction commitments.

(B)                              Senior Subordinated Notes

On February 27, 2002, the Company’s wholly owned subsidiary, Entercom Radio, LLC, entered into an underwriting agreement to sell $150.0 million of 7.625% Senior Subordinated Notes (“Notes”) due March 1, 2014. The Company completed this offering on March 5, 2002 and received net proceeds of $145.7 million. There were approximately $4.3 million in deferred offering costs recorded in connection with the sale, which are being amortized to interest expense over the life of the Notes using the effective interest rate method. The proceeds of the Notes along with the proceeds of the equity offering (see Note 14) were used to finance acquisitions and general corporate purposes, including working capital needs.

Interest on the Notes, which are in denominations of $1,000 each, accrues at the rate of 7.625% per annum and is payable semi-annually in arrears on March 1 and September 1. The Company may redeem the Notes on and after March 1, 2007 at an initial redemption price of 103.813% of their principal amount plus accrued interest. In addition, before March 1, 2005, the Company may redeem up to 35% of the Notes at a redemption price of 107.625% of their principal amount plus accrued interest, using proceeds of specified equity offerings. The Notes are unsecured and rank junior to the Company’s senior indebtedness. In addition to the parent, Entercom Communications Corp., all of the Company’s other subsidiaries (excluding Entercom Communications Capital Trust, which was dissolved in June 2003, see Note 10) have fully and unconditionally guaranteed jointly and severally these Notes (“Subsidiary Guarantors”). Under certain covenants, the Subsidiary Guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Notes and the Subsidiary Guarantors cannot incur additional indebtedness if the Leverage Ratio of Entercom Radio, LLC exceeds a specified level.

(C)                             Interest Rate Transactions

The Company enters into interest rate transactions to diversify its risk associated with interest rate fluctuations against the variable debt discussed in Note 8 (A) above and to comply with certain covenants under the Bank Facility. These transactions are accounted for in accordance with SFAS No. 133 as described in Note 9. Under these transactions, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt. As of December 31, 2002, the total notional amount of these transactions was $65.0 million, with initial terms that varied from 2.5 to 10 years, which effectively fixed the interest at rates that varied from 5.77% to 6.01% on existing borrowings. As of December 31, 2003, the total notional amount of these transactions was $30.0 million, with an initial term of 10 years, which effectively fixed the interest at a rate of 5.77% on current borrowings.

(D)                             Aggregate Principal Maturities

Aggregate principal maturities on Senior debt are as follows (amounts in thousands):

(amounts in thousands)
Years ending December 31:
2004	$65,017
2005	65,018
2006	65,019
2007	48,770
2008	22
Thereafter	150,197
Total	$394,043

(E)                              Outstanding Letters of Credit

The Company is required to maintain a letter of credit, primarily in connection with insurance coverage as described in Note 12.  As of December 31, 2003, the amount of the outstanding letter of credit was $0.4 million.

9.                                      DERIVATIVE AND HEDGING ACTIVITIES

Periodically, the Company enters into derivative financial instruments, including interest rate exchange agreements (“Swaps”) and interest rate collar agreements (“Collars”) to manage its exposure to fluctuations in interest rates as required under the Company’s Bank Facility. Under a Swap agreement, the Company pays a fixed rate on the notional amount to a bank and the bank pays to the Company a variable rate on the notional amount equal to a base LIBOR rate.  A rate collar agreement establishes two separate agreements: an upper limit or “cap” for the base LIBOR rate and a lower limit or “floor” for the base LIBOR rate. The Company’s derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk-management policies. As derivative contracts are initiated, the Company designates the instruments individually as hedges of underlying financial instruments or anticipated transactions.  Management reviews the correlation and effectiveness of its derivatives on a periodic basis. Any fees associated with these derivatives are amortized over their term.  Under these derivatives, the differentials to be received or paid are recognized as an adjustment to interest expense over the life of the contract. Gains and losses on termination of these instruments are recognized as interest expense when terminated.  The fair value and the changes in the fair value of these instruments, as a result of changes in the three-month LIBOR rate and the forward interest rate to maturity market interest rates, are recognized in the consolidated financial statements in accordance with SFAS No. 133.

Effective January 1, 2001, the Company adopted SFAS No. 133 “Accounting for Derivative and Hedging Activities,” that was amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 established accounting and reporting standards for (1) derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives and (2) hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations.  If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects net income (loss).  SFAS No. 133 defines new requirements for designation and documentation of hedging relationships, as well as on going effectiveness assessments in order to use hedge accounting under this standard. A derivative that does not qualify as a hedge is marked to fair value through the statement of operations. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions.  This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.  The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item.  If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

For the year ended December 31, 2001

Non-Hedge Accounting Treatment

During the year ended and as of December 31, 2001, the Company had a derivative outstanding with an aggregate notional amount of $30.0 million that did not qualify for hedge accounting treatment. For the year ended December 31, 2001, the Company recorded to the statement of operations: (1) a $0.4 million loss under the cumulative effect of accounting change as an accumulated transition adjustment and (2) a $1.5 million loss under loss (gain) on derivative instruments.

Hedge Accounting Treatment

As of and during the year ended December 31, 2001, the Company had derivatives outstanding with notional amounts of $233.0 million that qualified for hedge accounting treatment. For the year ended December 31, 2001, the Company recorded: (1) the ineffective amount of the hedges to the statement of operations as a $0.6 million loss under the cumulative effect of accounting change as an accumulated transition adjustment and as a $0.6 million gain under loss (gain) on derivative instruments and (2) the effective amount of the hedges to the statement of other comprehensive income (loss) as a $1.1 million loss under the cumulative effect of accounting change as an accumulated transition adjustment and as a $4.1 million loss to unrealized net loss (gain) on hedged derivatives.

For the Year Ended December 31, 2002

Non-Hedge Accounting Treatment

During the year ended and as of December 31, 2002, the Company had a derivative outstanding with an aggregate notional amount of $30.0 million that did not qualify for hedge accounting treatment. For the year ended December 31, 2002, the Company recorded to the statement of operations, a $2.4 million loss under net loss on derivative instruments.

Hedge Accounting Treatment

During the year ended December 31, 2002, the Company had derivatives outstanding with notional amounts of $233.0 million, of which $65.0 million was outstanding as of December 31, 2002, that qualified for hedge accounting treatment. For the year ended December 31, 2002, the Company recorded: (1) the ineffective amount of the hedges to the statement of operations as a $0.1 million gain under net loss on derivative instruments and (2) the effective amount of the hedges to the statement of other comprehensive income (loss) as a $5.1 million gain to unrealized net gain (loss) on hedged derivatives.

For the year ended December 31, 2003

Non-Hedge Accounting Treatment

During the year ended and as of December 31, 2003, the Company had a derivative outstanding with an aggregate notional amount of $30.0 million that did not qualify for hedge accounting treatment. For the year ended December 31, 2003, the Company recorded to the statement of operations a $1.3 million gain under net loss (gain) on derivative instruments.

Hedge Accounting Treatment

 During the year ended December 31, 2003, the Company had derivatives outstanding with notional amounts of $35.0 million that expired during January 2003, which were designated as cash flow hedges that qualified for hedge accounting treatment. For the year ended December 31, 2003, the Company recorded the ineffective amount of the hedge to the statement of operations as a $0.3 million loss under net loss (gain) on derivative instruments. For those derivatives that qualified for hedge accounting treatment, as of December 31, 2003, the Company had reclassified to the statement of operations all fair value adjustments previously recorded to the statement of other comprehensive income (loss).

10.                               CONVERTIBLE PREFERRED SECURITIES

Redemption of the Convertible Preferred Securities

On April 7, 2003, the Company redeemed all of its outstanding 6.25% Convertible Subordinated Debentures. Prior to the redemption, holders of 1.2 million TIDES converted their securities into 1.4 million shares of the Company’s Class A common stock. The Trust paid $66.1 million to the remaining TIDES holders as of April 7, 2003, which included a redemption premium of $2.0 million and accrued interest of $0.1 million, in exchange for the remaining 1.3 million TIDES. The Company used $32.6 million from cash on hand and $33.5 million from the Company’s Bank Facility’s Revolver to meet the cash requirements for this redemption.  The Company recorded the following: (1) for those TIDES holders who redeemed for cash: (a) loss on extinguishment of debt of $3.8 million to the statement of operations, which included the extinguishment of deferred financing costs of $1.8 million and a redemption premium of $2.0 million and (b) interest expense of $0.1 million for the period April 1, 2003 through April 6, 2003 to the statement of operations; and (2) for those TIDES holders who converted to shares of the Company’s Class A common stock: (a) an increase in shareholders’ equity of $60.9 million, offset by extinguishment of deferred financing costs of $1.7 million and (b) a decrease in deferred charges and other assets of $3.5 million to write off the deferred financing costs.

The Terms of the Convertible Preferred Securities

On October 6, 1999, the Company sold 2,500,000 Convertible Preferred Securities, Term Income Deferrable Equity Securities (“TIDES”), including underwriters’ over-allotments at an offering price of $50.00 per security.  The net proceeds to the Company after deducting underwriting discounts and other offering expenses was $120.5 million.  The TIDES represented undivided preferred beneficial ownership interest in the assets of Entercom Communications Capital Trust (“Trust”).  The Trust used the proceeds to purchase from the Company an equal amount of 6.25% Convertible Subordinated Debentures due 2014 (“Debentures”). Upon the due date of the Debentures, the Company was required to pay the outstanding amount due to the Trust and the Trust was required to redeem all of the outstanding TIDES. The Company owned all of the common securities issued by the Trust.  The Trust existed for the sole purpose of issuing the common securities and the TIDES. The Trust’s sole assets consisted of the $125.0 million aggregate principal amount of the Company’s 6.25% Convertible Subordinated Debentures that were due September 30, 2014. The Company had entered into several contractual arrangements for the purpose of fully, irrevocably and unconditionally guaranteeing the Trust’s obligations under the TIDES. The holders of the TIDES had a preference with respect to each distribution and amounts payable upon liquidation, redemption or otherwise over the holders of the common securities of the Trust. Each TIDES was convertible into shares of the Company’s Class A common stock at the rate of 1.1364 shares of Class A common stock for each TIDES. The Company completed this offering on October 6, 1999, and issued 2,500,000 TIDES at $50.00 per TIDES. Effective October 3, 2002, the TIDES were fully or partially redeemable by the Company by providing the TIDES holder the option to receive cash at a defined premium or to convert to equity. The TIDES were convertible into Class A common stock at $44.00 per share.  Following the redemptions, Trust was dissolved in June, 2003.

11.                               FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments is determined using the best available market information and appropriate valuation methodologies.  Considerable judgment is necessary, however, in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange or the value that ultimately will be realized upon maturity or disposition.  Additionally, because of the variety of valuation techniques permitted under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” comparability of fair values among entities may not be meaningful.  The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

The following methods and assumptions were used to estimate the fair value of financial instruments for which it was practicable to estimate that value:

(a) Cash and cash equivalents, accounts receivable and accounts payable, including accrued liabilities: The carrying amounts of these assets and liabilities approximates fair value because of the short maturity of these instruments.

(b) Credit Facility: The amounts outstanding under the credit facility bear interest at current market rates and the carrying amounts approximate fair market value as of December 31, 2002 and 2003.

(c) Interest rate swaps and collars: The fair values for the interest rate swap and collar contracts were estimated by obtaining quotations from brokers. The fair value is an estimate of the amount that the Company would pay at the reporting date if the contracts were transferred to another party or cancelled by either party. As of December 31, 2002 and 2003, the fair values of these contracts were liabilities of $4.7 million and $3.3 million, respectively.

(d) Investments: Management believes that the carrying amount of the investments approximates fair value.

(e) 7.625% Senior Subordinated Notes: The fair values of the Company’s 7.625% Senior Subordinated Notes as of December 31, 2002 and 2003, were $157.5 million and $161.6 million, respectively, which were based on available market prices. As of December 31, 2003, the carrying values of the Notes were $150.0 million.

(f) TIDES: The fair values of the Company’s 6.25% Convertible Preferred Securities, Term Income Deferrable Equity Securities (TIDES) as of December 31, 2002, were $143.1 million, which were based on available market prices. As of December 31, 2002, the carrying values of the TIDES were $125.0 million.  On April 7, 2003, the Company redeemed all of its outstanding TIDES.

(g) Outstanding Letters of Credit: The Company had letters of credit outstanding in the amount of $7.7 million and $0.4 million as of December 31, 2002 and 2003, respectively.  The Company does not believe it is practicable to estimate the fair value of these financial instruments and does not expect any material losses from the resolution since performance is not likely to be required.

12.                               COMMITMENTS AND CONTINGENCIES

The Company is committed to invest $1.0 million in an investment partnership fund focused on minority-owned businesses of which $0.2 million remains unfunded as of December 31, 2003.

Rental expense is incurred principally for office and broadcasting facilities. Rental expense during the years ended December 31, 2001, 2002 and 2003 was approximately $7.1 million, $8.3 million and $9.0 million, respectively.

The Company also has various commitments under the following types of contracts: (1) operating leases; (2) sports programming; (3) on-air talent; (4) music royalty fees; and (5) other operating contracts with aggregate minimum annual commitments as of December 31, 2003 as follows:

	Operating Leases	Sports Programming	On-Air Talent	Music Royalty Fees	Other Contracts
	(amounts in thousands)

Years ending December 31:
2004	$7,707	$13,076	$22,021	$8,410	$1,487
2005	7,649	14,183	14,964	6,117	—
2006	7,150	13,352	8,032	6,403	—
2007	6,133	5,672	3,705	—	—
2008	6,264	—	1,931	—	—
2009 through 2023	24,531	—	629	—	—
	$59,434	$46,283	$51,282	$20,930	$1,487

Contingencies

On May 19, 2003 the Company acquired the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation, or Royce, for a purchase price of $21.2 million in cash (see Note 4 in the accompanying notes to the consolidated financial statements). This acquisition was accomplished following extensive litigation.  Although the Company successfully secured the assets of KWOD-FM through court ordered specific performance of the agreement, Royce has continued to appeal its case through the California judicial system.  While the order granting specific performance and ordering the transfer of the station is now final, Royce has appealed the court’s determination that the Company was entitled to $3.8 million in damages as an offset against the original $25.0 million purchase price.  The Company cannot determine the amount of time required for the appeal process to be completed. The Company estimates that the impact of an unfavorable outcome will not materially impact the Company’s financial position, results of operations or cash flows.

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, property, director and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering claims experience, demographic factors, severity factors, outside expertise and other actuarial assumptions. Under one of these policies, the Company is required to maintain a letter of credit in the amount of $0.4 million.

In October 1999, The Radio Music License Committee (“RMLC”), of which the Company is a participant, filed a motion in the New York courts against Broadcast Music, Inc. (“BMI”) commencing a rate-making proceeding, on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees. The proceeding to determine the rate in the U.S. District Court was adjourned as RMLC and BMI entered into a new agreement in July 2003, that covered the period 1997 through 2006 and that was approved by the U.S. District Court in September 2003. Prior to the new agreement, the Company operated under an interim license agreement with BMI for the period commencing January 1, 1997 at the rates and terms reflected in the prior agreement. The Company’s management believes that the impact of this development did not materially affect the financial position, results of operations or cash flows of the Company.

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

The Company has a contingent liability to the national sales representative of the former owner of one of the Company’s markets in the amount of $0.7 million as of December 31, 2003. This obligation is the responsibility of the Company’s current national sales representative and arose in connection with the Company’s acquisition of the stations involved.

The Company is subject to various outstanding claims that arose in the ordinary course of business and to other legal proceedings. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

Guarantor Arrangements

In November 2002, the FASB issued FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.”  FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements.  The following is a summary of agreements that the Company has determined is within the scope of FIN 45.

As permitted under Pennsylvania law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid.  As a result of this insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal.  All of these indemnification agreements were in effect prior to December 31, 2002 and are therefore not subject to the initial recognition provisions of FIN 45. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003.

The Company has an outstanding letter of credit as of December 31, 2003 in the amount of $0.4 million in connection with a general insurance liability policy.  The fair value of the letter of credit, which was grandfathered under the provisions of FIN 45 as it was in effect prior to December 31, 2002, is minimal and accordingly, the Company has not recorded any liability for this agreement as of December 31, 2003.

The Company enters into standard indemnification agreements in the ordinary course of business. Under these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2003.

In connection with most of the Company’s acquisitions, the Company enters into time brokerage agreements for specified periods of time, usually six months or less, whereby the Company indemnifies the owner and operator of the radio station, their employees, agents and contractors from liability, claims, and damages arising from the activities of operating the radio station under such agreements. Although as of December 31, 2003, the Company was not operating any radio stations under any time brokerage agreements, the maximum potential amount of any future payments the Company could be required to make for any such previous indemnification obligations is undeterminable at this time. The Company has not, however, previously incurred any significant costs to defend lawsuits or settle claims relating to any such indemnification obligation.

13.                               GUARANTOR FINANCIAL INFORMATION

Entercom Radio, LLC (“Radio”), a wholly-owned subsidiary of Entercom Communications Corp., is the borrower of the Company’s senior debt under the Bank Facility, described in Note 8 (A), and is the borrower of the Company’s 7.625% Senior Subordinated Notes, described in Note 8 (B), with Entercom Communications Corp. and Radio’s subsidiaries as the guarantors. Radio holds the ownership interest in various subsidiary companies that own the operating assets, including broadcasting licenses, permits, authorizations and cash royalties. Entercom Communications Capital Trust (“Trust”), the issuer of the 6.25% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES), was a wholly-owned subsidiary of Entercom Communications Corp. On March 4, 2003, Entercom Communications Corp. announced its decision to redeem on April 7, 2003 all of the outstanding 6.25% Convertible Subordinated Debentures, which resulted in the corresponding redemption of the TIDES (see Note 10).  Following these redemptions, Trust was dissolved in June, 2003.

Under the Bank Facility, Radio is permitted to make distributions to Entercom Communications Corp. in an amount as defined, that is required to pay Entercom Communications Corp.’s reasonable overhead costs, other costs associated with conducting the operations of Radio and its subsidiaries, interest on the TIDES and the redemption of the TIDES.  Under the Company’s 7.625% Senior Subordinated Notes, Radio is permitted to make distributions to Entercom Communications Corp. in an amount, as defined, that is required to pay Entercom Communications Corp.’s overhead costs and other costs associated with conducting the operations of Radio and its subsidiaries, Entercom Communications Corp.’s payment of interest on the TIDES and Entercom Communications Corp.’s redemption of the 6.25% Convertible Subordinated Debentures.

The following tables set forth condensed consolidating financial information for (1) Entercom Communications Corp., Trust and Radio for the balance sheets as of December 31, 2001 and 2002, the statements of operations for the years ended December 31, 2001, 2002 and 2003 and the statements of cash flows for the years ended December 31, 2001, 2002 and 2003 and  (2) Entercom Communications Corp. and Radio for the balance sheets as of December 31, 2003. The equity method of accounting has been used to report Entercom Communications Corp.’s investment in its subsidiaries. Separate financial statements of Radio’s subsidiaries, which are full and unconditional guarantors jointly and severally under the Bank Facility and the Senior Subordinated Notes as described above, are not presented as the Company’s management has determined that they would not be material to investors.

Condensed Balance Sheets as of December 31, 2002
(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

ASSETS:
Current assets	$3,384	$—	$184,055	$—	$187,439
Net property and equipment	1,366	—	92,572	—	93,938
Radio broadcasting licenses - Net	—	—	1,101,228	—	1,101,228
Goodwill - Net	—	—	129,964	—	129,964
Other long-term assets - Net	891	128,866	55,070	(128,866)	55,961
Investment in subsidiaries	1,016,883	—	—	(1,016,883)	—
Total assets	$1,022,524	$128,866	$1,562,889	$(1,145,749)	$1,568,530

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities	$2,001	$—	$71,031	$—	$73,032
Long-term liabilities	1,152	3,866	474,975	—	479,993
Total liabilities	3,153	3,866	546,006	—	553,025
TIDES	128,866	125,000	—	(128,866)	125,000

Shareholders’ equity
Preferred stock	—	—	—	—	—
Class A, B and C common stock	498	—	—	—	498
Additional paid-in capital	967,186	—	—	—	967,186
Retained earnings (deficit)	(77,634)	—	1,016,172	(1,016,172)	(77,634)
Unearned compensation for shares of unvested restricted stock	(256)	—	—	—	(256)
Accumulated other comprehensive income	711	—	711	(711)	711
Total shareholders’ equity	890,505	—	1,016,883	(1,016,883)	890,505
Total liabilities and shareholders' equity	$1,022,524	$128,866	$1,562,889	$(1,145,749)	$1,568,530

Condensed Balance Sheets as of December 31, 2003

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total

ASSETS:
Current assets	$4,261	101,093	$—	$105,354
Net property and equipment	1,753	97,712	—	99,465
Radio broadcasting licenses - Net	—	1,202,284	—	1,202,284
Goodwill - Net	—	144,319	—	144,319
Other long-term assets - Net	407	25,223	—	25,630
Investment in subsidiaries	1,028,266	—	(1,028,266)	—
Total assets	$1,034,687	$1,570,631	$(1,028,266)	$1,577,052

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities	$1,060	$90,394	$—	$91,454
Long-term liabilities	2,017	451,971	—	453,988
Total liabilities	3,077	542,365	—	545,442
Shareholders’ equity
Preferred stock	—	—	—	—
Class A,B and C common stock	514	—	—	514
Additional paid-in capital	1,035,151	—	—	1,035,151
Retained earnings (deficit)	(5,854)	1,025,778	(1,025,778)	(5,854)
Unearned compensation for unvested shares of restricted stock	(689)	—	—	(689)
Accumulated other comprehensive income	2,488	2,488	(2,488)	2,488
Total shareholders’ equity	1,031,610	1,028,266	(1,028,266)	1,031,610
Total liabilities and shareholders’ equity	$1,034,687	$1,570,631	$(1,028,266)	$1,577,052

Statements of Operations for the Year Ended December 31, 2001
(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$523	$7,813	$332,897	$(8,336)	$332,897

OPERATING EXPENSES (INCOME):
Station operating expenses	—	—	201,780	(523)	201,257
Depreciation and amortization	1,040	—	44,604	—	45,644
Corporate general and administrative expenses	12,281	—	54	—	12,335
(Gain) loss on sale of assets	(6)	—	22	—	16
Total operating expenses	13,315	—	246,460	(523)	259,252

OPERATING INCOME (LOSS)	(12,792)	7,813	86,437	(7,813)	73,645

OTHER EXPENSE (INCOME):
Interest expense	—	—	28,448	—	28,448
Financing cost of TIDES	7,813	7,813	—	(7,813)	7,813
Interest income	—	—	(262)	—	(262)
Equity loss from unconsolidated affiliate	—	—	4,706	—	4,706
Net loss on derivative instruments	—	—	912	—	912
Loss on investments	—	—	2,000	—	2,000
Total expense	7,813	7,813	35,804	(7,813)	43,617

INCOME (LOSS) BEFORE INCOME TAXES AND ACCOUNTING CHANGE	(20,605)	—	50,633	—	30,028

INCOME TAXES (BENEFIT)	(8,242)	—	20,436	—	12,194

INCOME (LOSS) BEFORE ACCOUNTING CHANGE	(12,363)	—	30,197	—	17,834

Cumulative effect of accounting change, net of taxes of $377	—	—	(566)	—	(566)

NET INCOME (LOSS)	$(12,363)	$—	$29,631	$—	$17,268

Statements of Operations for the Twelve Months Ended December 31, 2002

 (amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$537	$7,813	$391,289	$(8,350)	$391,289

OPERATING EXPENSES (INCOME):
Station operating expenses	—	—	226,570	(537)	226,033
Depreciation and amortization	1,023	—	14,035	—	15,058
Corporate general and administrative expenses	14,052	—	72	—	14,124
Time brokerage agreement fees	—	—	7,432	—	7,432
Net gain on sale of assets	(11)	—	(1,155)	—	(1,166)
Total operating expenses	15,064	—	246,954	(537)	261,481

OPERATING INCOME (LOSS)	(14,527)	7,813	144,335	(7,813)	129,808

OTHER EXPENSE (INCOME):
Interest expense	—	—	25,094	—	25,094
Financing cost of TIDES	7,813	7,813	—	(7,813)	7,813
Interest income	(27)	—	(2,067)	—	(2,094)
Equity loss from unconsolidated affiliate	—	—	3,352	—	3,352
Net loss on derivative instruments	—	—	2,290	—	2,290
Loss from equity investment in subsidiaries	116,107	—	—	(116,107)	—
Total expense	123,893	7,813	28,669	(123,920)	36,455

INCOME (LOSS) BEFORE INCOME TAXES AND ACCOUNTING CHANGE	(138,420)	—	115,666	116,107	93,353

INCOME TAXES (BENEFIT)	(55,368)	—	92,897		37,529

INCOME (LOSS) BEFORE ACCOUNTING CHANGE	(83,052)	—	22,769	116,107	55,824

Cumulative effect of accounting change, net of taxes of $377	—	—	(138,876)	—	(138,876)

NET LOSS	$(83,052)	$—	$(116,107)	$116,107	$(83,052)

Statements of Operations for the Twelve Months Ended December 31, 2003

(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$555	$2,020	$401,056	$(2,575)	$401,056

OPERATING EXPENSES (INCOME):
Station operating expenses	—	—	232,739	(555)	232,184
Depreciation and amortization	897	—	13,790	—	14,687
Corporate general and administrative expenses	14,341	—	92	—	14,433
Time brokerage agreement fees	—	—	1,636	—	1,636
Net loss (gain) on sale of assets	4	—	(2,122)	—	(2,118)
Total operating expenses	15,242	—	246,135	(555)	260,822

OPERATING INCOME (LOSS)	(14,687)	2,020	154,921	(2,020)	140,234

OTHER EXPENSE (INCOME):
Interest expense	—	—	20,515	—	20,515
Financing cost of TIDES	2,020	2,020	—	(2,020)	2,020
Interest income	(2)	—	(503)	—	(505)
Loss on extinguishment of debt	3,795	—	—	—	3,795
Net gain on derivative instruments	—	—	(961)	—	(961)
Loss on investments	—	—	158	—	158
Gain from equity investment in subsidiaries	(135,348)	—	—	135,348	—
Total expense (income)	(129,535)	2,020	19,209	133,328	25,022

INCOME BEFORE INCOME TAXES	114,848	—	135,712	(135,348)	115,212

INCOME TAXES	43,068	—	364	—	43,432

NET INCOME	$71,780	$—	$135,348	$(135,348)	$71,780

Statements of Cash Flows for the Year Ended December 31, 2001

(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

OPERATING ACTIVITIES:
Net cash provided by operating activities	$153	$—	$84,215	$—	$84,368

INVESTING ACTIVITIES:
Additions to property and equipment	(176)	—	(9,644)	—	(9,820)
Proceeds from sale of property, equipment and other assets	—	—	141	—	141
Deferred charges and other assets	—	—	(626)	—	(626)
Purchase of investments	—	—	(5,721)	—	(5,721)
Proceeds from investments	—	—	21	—	21
Station acquisition deposits and costs	—	—	(1,886)	—	(1,886)
Net cash used in investing activities	(176)	—	(17,715)	—	(17,891)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—	7,078	—	7,078
Payments on long-term debt	—	—	(80,015)	—	(80,015)
Proceeds from issuance of common stock related to incentive plans	—	—	549	—	549
Proceeds from exercise of stock options	—	—	3,405	—	3,405
Net cash used in financing activities	—	—	(68,983)	—	(68,983)

Net decrease in cash and cash equivalents	(23)	—	(2,483)	—	(2,506)
Cash and cash equivalents, beginning of year	24	—	13,233	—	13,257
Cash and cash equivalents, end of year	$1	$—	$10,750	$—	$10,751

Condensed Statements of Cash Flows for the Twelve Months Ended December 31, 2002

(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(79,345)	$—	$183,687	$—	$104,342

INVESTING ACTIVITIES:
Additions to property and equipment	(641)	—	(9,495)	—	(10,136)
Proceeds from sale of property, equipment and other assets	—	—	2,049	—	2,049
Purchases of radio station assets	—	—	(235,229)	—	(235,229)
Deferred charges and other assets	(63)	—	(998)	—	(1,061)
Purchase of investments	—	—	(520)	—	(520)
Proceeds from investments	—	—	132	—	132
Station acquisition deposits and costs	—	—	(30,534)	—	(30,534)
Net inter-company loans	(128,945)	—	128,945	—	—

Net cash used in investing activities	(129,649)	—	(145,650)	—	(275,299)

FINANCING ACTIVITIES:
Proceeds from senior subordinated debt offering	—	—	150,000	—	150,000
Net proceeds from stock offering	196,413	—	—	—	196,413
Deferred financing expenses related to bank facility and senior subordinated debt	—	—	(4,643)	—	(4,643)
Proceeds from issuance of long-term debt	—	—	45,500	—	45,500
Payments on long-term debt	—	—	(147,108)	—	(147,108)
Proceeds from issuance of common stock related to incentive plans	659	—	—	—	659
Proceeds from exercise of stock options	11,978	—	—	—	11,978
Net cash provided by financing activities	209,050	—	43,749	—	252,799

Net increase in cash and cash equivalents	56	—	81,786	—	81,842
Cash and cash equivalents, beginning of year	1	—	10,750	—	10,751
Cash and cash equivalents, end of year	$57	$—	$92,536	$—	$92,593

Condensed Statements of Cash Flows for the Twelve Months Ended December 31, 2003

(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

OPERATING ACTIVITIES:
Net cash provided by operating activities	$71,024	$—	$59,342	$—	$130,366

INVESTING ACTIVITIES:
Additions to property and equipment	(183)	—	(13,525)	—	(13,708)
Proceeds from sale of property, equipment and other assets	—	—	4,649	—	4,649
Purchases of radio station assets	—	—	(123,442)	—	(123,442)
Deferred charges and other assets	(97)	—	(189)	—	(286)
Purchase of investments	—	—	(288)	—	(288)
Station acquisition deposits and costs	—	—	27,997	—	27,997
Net inter-company loans	(11,383)	—	11,383	—	—
Net cash used in investing activities	(11,663)	—	(93,415)	—	(105,078)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—	98,500	—	98,500
Payments on long-term debt	—	—	(141,172)	—	(141,172)
Payments upon redemption of TIDES	(66,079)	—	—	—	(66,079)
Proceeds from issuance of common stock related to incentive plans	611	—	—	—	611
Proceeds from exercise of stock options	6,153	—	—	—	6,153
Net cash used in financing activities	(59,315)	—	(42,672)	—	(101,987)

Net increase (decrease) in cash and cash equivalents	46	—	(76,745)	—	(76,699)
Cash and cash equivalents, beginning of year	57	—	92,536	—	92,593
Cash and cash equivalents, end of year	$103	$—	$15,791	$—	$15,894

14.                               SHAREHOLDERS’ EQUITY

Sale of Class A Common Stock

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

Conversion of Class B Common Stock

During the years ended December 31, 2002 and 2003, Joseph M. Field contributed 320,000 shares and 80,000 shares, respectively, of Class B common stock to a charitable entity. Upon the transfer of the stock, the shares were automatically converted during the years ended December 31, 2002 and 2003, to 320,000 shares and 80,000 shares, respectively, of Class A common stock.

On September 10, 2003 the Company’s Chairman, Joseph M. Field, adopted a Planned Diversification Program (“Program”) pursuant to SEC Rule 10b5-1 to sell, through an independent broker-dealer, up to 1.1 million shares of the Company’s Class B common stock over the course of the next twelve months.  These shares include the 0.1 million shares that remained unsold under Mr. Field’s previous Planned Diversification Program dated September 10, 2002. Upon public sale, the Class B common stock is automatically converted into shares of the Company’s Class A common stock.  As of December 31, 2003, 789,900 shares of Class B common stock were sold under the Program (see Note 18 for subsequent sales of stock under the Program). Assuming that 1.1 million shares are sold under the Program, Joseph M. Field will remain the Company’s largest and controlling shareholder.

15.                               EMPLOYEE SAVINGS AND BENEFIT PLANS

401(k) Savings Plan

The Company sponsors a 401(k) savings plan for the purpose of providing retirement benefits for substantially all employees. Subject to certain eligibility requirements, the employees and the Company make contributions to the plan, with the Company matching a portion of the employee’s contribution. The Company matches 50% of an eligible employee’s contribution to the plan up to a maximum employer contribution of 3% of an employee’s compensation. The maximum eligible employee contribution that is subject to the employer match under the plan was $10,500, $11,000 and $12,000 for the plan years ended December 31, 2001, 2002 and 2003, respectively. An employee who is 50 years or older, could have contributed up to $12,000 and $14,000 for the 2002 and 2003 plan years, respectively, but was not eligible for the employer match in excess of $11,000 and $12,000, respectively. The Company may at its discretion suspend future matching contributions. The Company contributed approximately $1.4 million, $1.7 million and $1.8 million under the 401(k) plan for the years ended December 31, 2001, 2002 and 2003, respectively.

Deferred Compensation Plan

In December 2003, the Company’s Board of Directors approved an unfunded deferred compensation plan that provides a select group of the Company’s management and highly compensated employees with an opportunity to supplement their retirement or other savings on a tax favored basis, and as a means the for Company to provide these employees with additional deferred compensation benefits. The obligations by the Company to pay these benefits under the plan represent unsecured general obligations that rank equally with the Company’s other unsecured and unsubordinated indebtedness. The Company estimates that for certain benefits accrued in 2003 but not yet awarded, approximately $0.3 million will be deferred under this plan as of December 31, 2003. These obligations are included in other long-term liabilities in the consolidated balance sheet as of December 31, 2003. The Company also records a deferred tax asset of $0.1 million in connection with this liability as the tax benefit of the deferred tax asset is not realized for tax purposes until the liability is paid.

16.                               EQUITY INCENTIVE PLANS

Equity Compensation Plan

On June 24, 1998, the Company adopted an Equity Compensation Plan (the “Compensation Plan”). The Compensation Plan allows officers (including those also serving as directors) and other employees, non-employee directors and key advisors and consultants, selected by a Committee of Board of Directors, to receive incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights in the common stock of the Company. During 2003, the Plan was amended to allow the grantee the option to defer the receipt of restricted stock for tax planning purposes.

The Company has reserved 2.5 million shares plus 10% of the combined classes of common stock outstanding at the time of grant for issuance under the Compensation Plan. As of December 31, 2003, approximately 7.6 million shares of the Company’s Class A common stock were authorized for awards under the Compensation Plan, of which approximately 2.0 million shares remained available for future award.

Stock Options and Restricted Stock Issued Under the Equity Compensation Plan

For the years ended December 31, 2001, 2002 and 2003, the Company issued 862,249, 1,204,932 and 1,347,416 options, respectively, of which all options were issued at market value at the date of grant. The options vest over a four-year period and expire ten years from the date of grant.

For the years ended December 31, 2002 and 2003, the Company issued 5,000 and 18,148 shares, respectively, of restricted stock. The restricted stock vests over periods that vary from three to four years.  The weighted-average grant date fair value of the issued shares of restricted stock was $0.2 million and $0.8 million for the years ended December 31, 2002 and 2003, respectively.

A summary of the status of the Company’s stock options granted and changes during the years are presented below:

	December 31, 2001		December 31, 2002		December 31, 2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	2,723,396	$33.76	3,285,448	$35.52	3,871,568	$40.31
Granted	862,249	40.37	1,204,932	47.98	1,347,416	45.25
Exercised	(97,693)	25.90	(460,114)	26.03	(183,406)	33.55
Cancelled	(202,504)	37.09	(158,698)	40.80	(151,992)	44.00
Outstanding at end of year	3,285,448	$35.52	3,871,568	$40.31	4,883,586	$41.82

Options exercisable as of year end	883,680	$34.10	1,264,183	$37.88	2,153,475	$38.63
Weighted-average fair value of options granted during the year, net of cancellations		$41.36		$49.07		$45.41

The following table summarizes information about stock options outstanding as of December 31, 2003:

			Options Outstanding			Options Exercisable
Exercise Prices			Number Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2003	Weighted Average Exercise Price
$18.00	-	$27.75	815,985	6.2	$25.26	660,318	$24.68
$28.19	-	$42.59	793,952	6.9	$39.63	415,807	$39.37
$42.63	-	$42.88	191,151	6.2	$42.87	135,651	$42.87
$43.00	-	$45.03	1,279,791	9.0	$44.95	54,250	$43.90
$45.36	-	$47.88	602,400	6.2	$46.83	540,150	$46.86
$48.00	-	$48.00	1,030,557	8.1	$48.00	269,549	$48.00
$48.27	-	$57.63	169,750	7.6	$51.52	77,750	$52.41
			4,883,586	7.5	$41.82	2,153,475	$38.63

Employee Stock Purchase Plan

On June 24, 1998, the Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan allows the participants to purchase shares of the Company’s Class A common stock at a purchase price equal to 85% of the market value of such shares on the purchase date.  Under the Purchase Plan, the purchase of stock is limited to the lesser of an amount not to exceed 10% of an employee’s annual gross earnings or an annual maximum limitation of $25,000 per employee. Pursuant to this plan, the Company will not record compensation expense on the difference between the market value and the purchase price, as this plan is designed to meet the requirements of Section 423(b) of the Internal Revenue Code. During the years ended December 31, 2001, 2002 and 2003, employees purchased 15,807 shares, 16,251 shares and 15,271 shares of Class A common stock, respectively. The shares of common stock reserved for issuance under the Purchase Plan was 1,850,000, leaving a balance of shares available for purchase as of December 31, 2003 of 1,762,742.

Accounting Treatment for Stock-Based Compensation Plans

The Company accounts for stock-based compensation plans under APB Opinion No. 25 for employees and under SFAS No. 123 for non-employees. The fair value of the options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for 2001, 2002 and 2003: expected stock volatility of 74%, 53% and 44%, respectively; dividend yields of 0%; risk-free interest rates of 5.0%, 4.4% and 2.8%, respectively; and expected lives of five years from the date of grant. Had the Company determined compensation cost for the Compensation Plan based on the fair value as of the grant dates for awards in 2001, 2002 and 2003 consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated in the table included in Note 2.

Non-Cash Compensation Expense

The Company recognized non-cash compensation expense as follows: (1) for the granting of restricted stock; (2) for options granted where the option price is less than the market value of shares on the grant date; (3) for options issued to non-employees; (4) for performance based options; and (5) for options where the exercise period was extended for certain members of the Company’s Board of Directors who retired on May 2, 2002. For the year ended December 31, 2001, the Company recognized non-cash stock-based compensation expense of $0.4 million for options granted at prices below market value and $0.1 million for restricted stock. For the year ended December 31, 2002, the Company recognized non-cash stock-based compensation expense of $1.1 million for options granted at prices below market value and for options where the exercise period was extended for certain members of the Company’s Board of Directors who retired on May 2, 2002 and $0.1 million for restricted stock. For the year ended December 31, 2003, the Company recognized non-cash stock-based compensation expense of $0.1 million for options granted at prices below market value and $0.4 million for restricted stock. As of December 31, 2003, the Company expects to recognize non-cash compensation expense in future periods of $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2004, 2005 and 2006, respectively.

17.                               NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” which requires presentation of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net income (loss) per share is computed in the same manner as basic net income (loss) after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method) and (2) for the prior years, 2.5 million 6.25% Convertible Preferred Securities, Term Income Deferrable Equity Securities (TIDES) convertible into 2.8 million shares of Class A common stock, after eliminating from net income (loss) the interest expense, net of taxes, on the TIDES. Anti-dilutive instruments are not considered in this calculation. For the years ended December 31, 2001 and 2002, the effect of the TIDES was anti-dilutive. For the years ended December 31, 2001, 2002 and 2003, the effect of the stock options was dilutive in the calculation of income before accounting changes and net income (loss) per share.

The amounts used for year ended December 31, 2001 in calculating income before accounting change per share and net income per share are as follows:

	Year Ended December 31, 2001
	(amounts in thousands, except share and per share data)
	Income	Shares	EPS
Basic net income per share:
Income before accounting change	$17,834	45,294,776	$0.39
Cumulative effect of accounting change, net of taxes	(566)	—	(0.01)
Net income	$17,268	45,294,776	$0.38
Impact of options		699,573
Diluted net income per share:
Net income	$17,268	45,994,349	$0.38

Options to purchase 784,339 shares of common stock at a range of $43.85 to $59.44 were outstanding during 2001, but were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common stock during 2001.

The amounts used for year ended December 31, 2002 in calculating income before accounting change per share and net income (loss) per share are as follows:

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

Options to purchase 113,517 shares of common stock at a range of $49.34 to $57.63 were outstanding during 2002, but were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common stock during 2002.

The amounts used for year ended December 31, 2003 in calculating net income per share are as follows:

	Year Ended December 31, 2003
	(amounts in thousands, except share and per share data)
	Income	Shares	EPS
Basic net income per share:
Net income	$71,780	50,961,831	$1.41
Impact of options		645,904
Diluted net income per share:
Net income	$71,780	51,607,735	$1.39

Options to purchase 1,220,661 shares of common stock at a range of $47.67 to $57.63 were outstanding during 2003, but were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common stock during 2003.

18.                               SUBSEQUENT EVENTS

As of February 17, 2004 and subsequent to December 31, 2003, 10,100 shares of the Company’s Class B common stock were sold under the Program that was adopted by the Company’s Chairman, Joseph M. Field (see Note 14). Upon public sale, the Class B common stock is automatically converted into shares of its Class A common stock. Under the Program, 300,000 shares of Class B common stock remain available for sale for a one-year period that begins with an effective date of September 10, 2003.

19.                               SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)

The following table presents unaudited operating results for each quarter within the two most recent years. The Company believes that all necessary adjustments consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the following quarterly results when read in conjunction with the financial statements included elsewhere in this report. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

	Quarters ended
	(amounts in thousands, except per share data)
	March 31	June 30	September 30	December 31
2002:
Net revenues	$74,159	$108,489	$106,719	$101,922
Operating income	17,151	36,728	36,900	39,029
Income before accounting change	5,668	15,965	15,385	18,806
Net income (loss)	$(133,208)	$15,965	$15,385	$18,806

Basic income before accounting change per share (1)	$0.12	$0.32	$0.31	$0.38
Basic net income (loss) per share (1)	$(2.86)	$0.32	$0.31	$0.38
Weighted basic average common shares outstanding	46,575	49,616	49,784	49,821

Diluted income before accounting change per share (1)	$0.12	$0.32	$0.31	$0.37
Diluted net income (loss) per share (1)	$(2.80)	$0.32	$0.31	$0.37
Weighted diluted average common and common equivalent shares outstanding	47,613	50,650	50,277	50,557

2003
Net revenues	$80,995	$107,632	$107,788	$104,641
Operating income	21,943	40,117	38,836	39,338
Net income	$9,324	$19,140	$21,560	$21,756

Basic net income per share (1)	$0.19	$0.37	$0.42	$0.42
Weighted basic average common shares outstanding	49,870	51,209	51,353	51,395

Diluted net income per share (1)	$0.18	$0.37	$0.41	$0.42
Weighted diluted average common and common equivalent shares outstanding	50,478	51,931	51,976	52,040

(1) Income before accounting change per share and net income (loss) per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly income before accounting change per share and net income (loss) per share amounts may not equal the annual amounts reported.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bala Cynwyd, Pennsylvania, on March 2, 2004.

ENTERCOM COMMUNICATIONS CORP.

By:	/s/ DAVID J. FIELD
David J. Field, President, Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

Chief Executive Officer:

/s/ DAVID J. FIELD	President, Chief Executive Officer	March 2, 2004
David J. Field	and a Director (principal executive officer)

Chief Financial Officer:

/s/ STEPHEN F. FISHER	Executive Vice President and Chief Financial	March 2, 2004
Stephen F. Fisher	Officer (principal financial and accounting officer)

Directors:

/s/ JOSEPH M. FIELD	Chairman of the Board	March 2, 2004
(Joseph M. Field)

/s/ DAVID J. BERKMAN	Director	March 2, 2003
(David J. Berkman)

/s/ JOHN C. DONLEVIE	Executive Vice President, Secretary	March 2, 2004
John C. Donlevie	General Counsel and a Director

/s/ DANIEL E. GOLD	Director	March 2, 2004
(Daniel E. Gold)

/s/ HERBERT KEAN	Director	March 2, 2004
(Herbert Kean)

/s/ EDWARD H. WEST	Director	March 2, 2004
(Edward H. West)

Report of Independent Auditors on Financial Statement Schedule

To the Board of Directors and Shareholders
of Entercom Communications Corp.:

Our audit of the consolidated financial statements, referred to in our report dated February 13, 2004 appearing in the Annual Report on Form 10-K, also included an audit of the financial statement schedule as of and for the years ended December 31, 2002 and 2003 listed in Item 15(a) of this Form 10-K.  In our opinion, this financial statement schedule as of and for the year ended December 31, 2003 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

\s\ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 13, 2004

Schedule II  - VALUATION AND QUALIFYING ACCOUNTS

ENTERCOM COMMUNICATIONS CORP.

YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

	(in thousands)
Allowance for Doubtful Accounts	Balance at Beginning Year	Additions Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Year
December 31, 2001	$2,206	$3,449	$(3,454)	$2,201
December 31, 2002	2,201	3,808	(3,804)	2,205
December 31, 2003	2,205	3,612	(3,414)	2,403

INDEX TO EXHIBITS

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2) (Originally filed as Exhibit 3.02)
4.01	Indenture for the Convertible Subordinated Debentures due 2014 between Entercom Communications Corp., as issuer, and Wilmington Trust Company, as indenture trustee. (3)
4.02

Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee.  (2)  (Originally filed as Exhibit 4.02)

4.03

First Supplemental Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee.  (2)  (Originally filed as Exhibit 4.03)

10.01	Employment Agreement, dated December 30, 2002, between Entercom Communications Corp. and Joseph M. Field. (16)
10.02	Employment Agreement, dated December 30, 2002, between Entercom Communications Corp. and David J. Field. (16)
10.03	Employment Agreement, dated August 6, 2002, between Entercom Communications Corp. and Stephen F. Fisher. (5)
10.04	Employment Agreement, dated December 17, 1998, between Entercom Communications Corp. and John C. Donlevie. (6)
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

10.08

Credit Agreement, dated as of December 16, 1999, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital Inc., as Administrative Agent and Co-Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein.  (8)

10.09

First Amendment to Credit Agreement, dated as of May 31, 2001, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital, Inc., as Administrative Agent, and Co-Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein.  (9)

10.10

Second Amendment to the Credit Agreement, dated as of February 6, 2002, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital, Inc., as Administrative Agent, and Co-Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein.  (10)

10.11

Third Amendment to the Credit Agreement, dated as of March 3, 2003, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as a Guarantor, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, Key Corporate Capital, Inc., as Administrative Agent, and Co-Documentation Agent, Bank of America, N.A., as Syndication Agent, and Co-Documentation Agent and the Financial Institutions listed therein.  (11)

16.01	Letter from Arthur Andersen LLP to the Securities and Exchange Commission regarding the change in accountant. (12)

Exhibit Number	Description
21.01	Information Regarding Subsidiaries of Entercom Communications Corp. (4)
23.01	Consent of PricewaterhouseCoopers LLP. (4)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (4) (15)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (4)(15)

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

(8)                                  Incorporated by reference to Exhibit 10.01 of our Current Report on Form 8-K, as filed on December 23, 1999.

(9)                                  Incorporated by reference to Exhibit 10.07 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, as filed on August 13, 2001.

(10)                            Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on February 11, 2002.

(11)                            Incorporated by reference to Exhibit 10.07 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed on May 14, 2003.

(12)                            Incorporated by reference to Exhibit 16.1 of our Current Report on Form 8-K, as filed on June 21, 2002.

(15)                            These exhibits are submitted as “accompanying” this Annual Report on Form 10-K and shall not be deemed to be “filed” as part of such Annual Report on Form 10-K.

(16)                            Incorporated by reference to an exhibit (Exhibit 10.01 & 10.02, respectively) of our Form 10-K for the year ended December 31, 2002, as filed on February 28, 2003.