Form 10-Q
period 2004-03-31
ENTERCOM COMMUNICATIONS CORP
filed 2004-05-04
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Class A Common Stock,  $.01 par value – 43,106,380 Shares Outstanding as of April 27, 2004

Class B Common Stock,  $.01 par value – 8,431,805 Shares Outstanding as of April 27, 2004

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

Key risks to our company are described in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2004 as well as in Part I Item II of this Form 10-Q.

i

PART I

FINANCIAL INFORMATION

ITEM 1.          Financial Information

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND MARCH 31, 2004

(amounts in thousands)

(unaudited)

ASSETS

	DECEMBER 31, 2003	MARCH 31, 2004
CURRENT ASSETS:
Cash and cash equivalents	$15,894	$27,911
Accounts receivable, net of allowance for doubtful accounts	79,489	66,072
Prepaid expenses and deposits	4,167	7,270
Prepaid and refundable income taxes	2,959	3,929
Deferred tax assets	2,845	4,363
Total current assets	105,354	109,545

INVESTMENTS	12,329	13,090

PROPERTY AND EQUIPMENT:
Land, land easements and land improvements	14,328	14,148
Building	13,541	13,225
Equipment	99,504	99,406
Furniture and fixtures	15,309	15,324
Leasehold improvements	16,235	16,244
	158,917	158,347
Accumulated depreciation and amortization	(61,595)	(63,778)
	97,322	94,569
Capital improvements in progress	2,143	2,866
Net property and equipment	99,465	97,435

RADIO BROADCASTING LICENSES - Net	1,202,284	1,202,285

GOODWILL - Net	144,319	144,349

DEFERRED CHARGES AND OTHER ASSETS - Net	13,301	14,663

TOTAL	$1,577,052	$1,581,367

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND MARCH 31, 2004

(amounts in thousands)

(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	DECEMBER 31, 2003	MARCH 31, 2004
CURRENT LIABILITIES:
Accounts payable	$1,735	$1,601
Accrued expenses	11,135	11,618
Accrued liabilities:
Salaries	6,869	6,222
Interest	4,099	1,222
Advertiser obligations and other commitments	2,225	2,062
Other	375	685
Current portion of long-term debt	65,016	65,017
Total current liabilities	91,454	88,427

LONG-TERM LIABILITIES
Senior debt	179,027	162,773
7.625% senior subordinated notes	150,000	150,000
Deferred tax liabilities	116,771	125,865
Other long-term liabilities	8,190	8,621
Total other long-term liabilities	453,988	447,259
Total liabilities	545,442	535,686

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Additional paid-in capital and other capital accounts	1,034,976	1,036,632
Accumulated (deficit) retained earnings	(5,854)	6,110
Accumulated other comprehensive income	2,488	2,939
Total shareholders’ equity	1,031,610	1,045,681

TOTAL	$1,577,052	$1,581,367

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2004

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2003	2004

NET REVENUES	$80,995	$87,038

OPERATING EXPENSES:
Station operating expenses	51,380	54,523
Depreciation and amortization	3,457	4,002
Corporate general and administrative expenses	3,537	3,708
Time brokerage agreement fees	602	—
Net loss on sale of assets	76	31
Total operating expenses	59,052	62,264
OPERATING INCOME	21,943	24,774

OTHER EXPENSE (INCOME):
Interest expense, including amortization of deferred financing costs of $320 in 2003 and $244 in 2004	5,337	4,818
Financing cost of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding solely convertible debentures of the Company	1,953	—
Interest income	(290)	(66)
Net (gain) loss on derivative instruments	(65)	330
TOTAL OTHER EXPENSE	6,935	5,082

INCOME BEFORE INCOME TAXES	15,008	19,692

INCOME TAXES	5,684	7,728

NET INCOME	$9,324	$11,964

NET INCOME PER SHARE - BASIC	$0.19	$0.23
NET INCOME PER SHARE - DILUTED	$0.18	$0.23

WEIGHTED AVERAGE SHARES:
Basic	49,869,697	51,488,731
Diluted	50,478,085	52,082,338

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2003 AND 2004

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2003	2004

NET INCOME	$9,324	$11,964

OTHER COMPREHENSIVE INCOME, NET OF TAX BENEFIT OR PROVISION:

Unrealized (loss) gain on investments, net of tax benefit of $627 in 2003 and a tax provision of $285 in 2004	(1,045)	452

Unrealized net gain on hedged derivatives, net of tax provision of $15 in 2003	25	—

COMPREHENSIVE INCOME	$8,304	$12,416

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2003 AND 2004

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2003	2004
OPERATING ACTIVITIES:
Net income	$9,324	$11,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,457	4,002
Amortization of deferred financing costs	320	244
Deferred taxes	5,684	7,728
Tax benefit on exercise of options	64	223
Provision for bad debts	741	1,114
Loss on dispositions and exchanges of assets	76	31
Non-cash stock-based compensation expense	93	145
Net (gain) loss on derivative instruments	(65)	330
Deferred rent	98	115
Deferred compensation	—	(15)
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
Accounts receivable	15,284	12,303
Prepaid expenses and deposits	(3,670)	(3,103)
Prepaid and refundable income taxes	57	(970)
Accounts payable and accrued liabilities	(5,257)	(3,463)
Net cash provided by operating activities	26,206	30,648

INVESTING ACTIVITIES:
Additions to property and equipment	(3,465)	(1,726)
Proceeds from sale of property, equipment, intangibles and other assets	2	175
Purchases of radio station assets	(55,610)	(31)
Deferred charges and other assets	(39)	(188)
Purchases of investments	(83)	(24)
Station acquisition deposits and costs	5,489	(1,870)
Net cash used in investing activities	(53,706)	(3,664)

FINANCING ACTIVITIES:
Payments of long-term debt	(14,223)	(16,254)
Proceeds from issuance of stock under the employee stock plan	186	166
Proceeds from the exercise of stock options	198	1,121
Net cash used in financing activities	(13,839)	(14,967)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(41,339)	12,017
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	92,593	15,894
CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,254	$27,911

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,267	$7,502
Interest on TIDES	$1,953	$—
Income taxes paid	$10	$1,185

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES -

In connection with the issuance of certain awards of Restricted Stock for 16,500 shares and 23,250 shares of Class A Common Stock for the three months ended March 31, 2003 and 2004, respectively, the Company increased its additional paid-in-capital by $0.7 million and $1.1 million for the three months ended March 31, 2003 and 2004, respectively.

In connection with the exchange of radio station assets, the non-cash portion of assets recorded was $0.3 million and $0.1 million for the three months ended March 31, 2003 and 2004, respectively.

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2003 AND 2004

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

This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements as of and for the year ended December 31, 2003, and filed with the SEC on March 2, 2004, as part of the Company’s Form 10-K.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All inter-company transactions and balances have been eliminated in consolidation.  The Company also considers the applicability of Financial Accounting Standards Board (“FASB”) Financial Interpretation No. (“FIN”)  46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which would include any variable interest entities that are required to be consolidated by the primary beneficiary (see Note 10, Pending Acquisitions).

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

Recent Accounting Pronouncements

On March 31, 2004, the FASB issued an exposure draft (“ED”) of a proposed standard that, if adopted, will significantly change the accounting for employee stock options, commonly referred to as equity-based compensation. Comments are expected on the ED, which if adopted in its current form, will require the Company to expense stock options using a suggested method different than the method the Company currently uses to determine the fair value of options. Management anticipates that if the new standard is adopted, the standard will impact the Company’s financial position and results of operations (see Note 2 for a discussion of the Company’s current treatment of stock-based compensation ).

2.             INCENTIVE STOCK-BASED COMPENSATION

The Company accounts for its incentive stock-based compensation under the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to

Employees,” as interpreted by FIN 44, “Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25.”  The Company presents the pro forma disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” and related Interpretations.  SFAS No. 123 requires disclosure of the pro forma effects on net income and net income per share had the fair value recognition provisions of SFAS No. 123 been adopted.  SFAS No. 123 permits the use of either a fair value based method or the intrinsic value method to measure the expense associated with stock-based compensation arrangements.

To determine the pro forma impact, the Company has employed the Black-Scholes model to estimate the fair value of options granted.  This valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  This model also requires the input of highly subjective assumptions including the expected stock price volatility. The Company’s outstanding stock options have characteristics significantly different from those of traded options, and since changes in the subjective input assumptions can materially affect this estimate, the Company believes the Black-Scholes model should not be used as the only measure of the fair value of the Company’s stock options.

The weighted average fair value of each option granted under the various stock option plans for the three months ended March 31, 2003 and 2004 was $18.79 and $13.27, respectively.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2003	2004
Expected life (years)	5.00	5.00
Expected volatility factor	0.44	0.24
Risk-free interest rate (%)	2.76	3.00
Expected dividend yield (%)	—	—

In accordance with the interim disclosure provisions of SFAS No. 148, the following table presents the pro forma effect on our net income had compensation expense under the Equity Compensation Plan (see Note 3) been recorded for the three months ended March 31, 2003 and 2004, as determined under the fair value method:

	Three Months Ended March 31,
	2003	2004
	(amount in thousands, except per share data)
	(unaudited)

Net income - as reported	$9,324	$11,964
Add: Compensation expense included in net income, net of taxes of $7 and $1 in 2003 and 2004, respectively	12	1
Subtract: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes of $2,143 and $2,107 in 2003 and 2004, respectively	3,572	3,513
Net income - pro forma	$5,764	$8,452
Basic net income per share - as reported	$0.19	$0.23
Basic net income per share - pro forma	$0.12	$0.16
Diluted net income per share - as reported	$0.18	$0.23
Diluted net income per share - pro forma	$0.11	$0.16

3.             STOCK OPTIONS AND RESTRICTED STOCK

On June 24, 1998, the Company adopted its 1998 Equity Compensation Plan (“Plan”).  The Plan allows officers (including those also serving as directors) and other employees, non-employee directors and key advisors and consultants, selected by a Committee of Board of Directors, to receive incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights in the Common Stock of the Company.  The restricted stock that has been issued vests over periods that vary up to four years.  The options that have been issued vest over a four-year period and expire ten years from the date of grant. The Company has reserved 2.5 million shares plus 10% of the combined classes of Common Stock outstanding at the time of grant for issuance under the Plan. During the periods presented, the Company recognized non-cash compensation expense primarily for the granting of restricted stock.

Options

During the three months ended March 31, 2003 and 2004, the Company issued non-qualified options to purchase 1,254,916 shares and 794,500 shares, respectively, of its Class A Common Stock at prices per share ranging from $45.03 to $51.01 and $43.25 to $52.99, respectively. All of the options become exercisable over a four-year period.  In connection with the award of stock options, the Company recognized non-cash stock-based compensation expense in the amount of $19,000 and $2,000 for the three months ended March 31, 2003 and 2004, respectively.

Restricted Stock

During the three months ended March 31, 2003 and 2004, the Company issued 16,500 shares and 23,250 shares of Restricted Stock, respectively, and increased its additional paid-in-capital by $0.7 million and $1.1 million, respectively. The shares of Restricted Stock vest over periods that range from one to four years. In connection with awards of Restricted Stock, the Company recognized non-cash stock-based compensation expense in the amount of $74,000 and $143,000 for the three months ended March 31, 2003 and 2004, respectively.

4.             INTANGIBLE ASSETS AND GOODWILL

(A) Indefinite-Lived Intangibles

Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and certain intangible assets are not amortized. Instead, these assets are reviewed at least annually for impairment and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company determined that broadcasting licenses were deemed to have indefinite useful lives.

Broadcasting Licenses

SFAS No. 142 requires the Company to test broadcasting licenses on an annual basis and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of broadcasting licenses below the amount reflected in the balance sheet. The annual test, which is performed by the Company in the first quarter of each year, requires that the Company determine (1) the reporting unit and (2) compare the carrying amount of the broadcasting licenses reflected on the balance sheet in each reporting unit to the fair value of the reporting unit’s broadcasting licenses.

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

For the Three Months Ended March 31, 2003

During the first quarter of 2003, the Company completed the non-amortizing intangible asset impairment test for broadcasting licenses and determined that (1) the reporting unit was a radio market and (2) the fair value of the broadcasting licenses was equal to or greater than the amount reflected in the balance sheet for each of the markets tested.  Based upon the results of the asset impairment test, no impairment charge was recorded for the three months ended March 31, 2003.

For the Three Months Ended March 31, 2004

During the first quarter of 2004, the Company completed the non-amortizing intangible asset impairment test for broadcasting licenses and determined that (1) the reporting unit was a radio market and (2) the fair value of the broadcasting licenses was equal to or greater than the amount reflected in the balance sheet for each of the markets tested. Based upon the results of the asset impairment test, no impairment charge was recorded for the three months ended March 31, 2004. If actual market conditions are less favorable than those projected by the industry or the Company, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s broadcasting licenses below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods. The amount of unamortized broadcasting licenses reflected in the balance sheet as of March 31, 2004 was $1.2 billion.

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

For the Three Months Ended March 31, 2003

No event occurred or circumstances changed during the first quarter of 2003 that would have, more likely than not, reduced the fair value of goodwill below the amount reflected in the balance sheet, and accordingly, no impairment was recorded for the three months ended March 31, 2003.

For the Three Months Ended March 31, 2004

No event occurred or circumstances changed during the first quarter of 2004 that would have, more likely than not, reduced the fair value of goodwill below the amount reflected in the balance sheet and accordingly, no impairment charge was recorded for the three months ended March 31, 2004. If actual market conditions are less favorable than those projected by the industry or the Company, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods. The amount of goodwill reflected in the balance sheet as of March 31, 2004 was $144.3 million.

For the three months ended 2004, the change in the carrying amount of goodwill, in thousands, is as follows:

March 31, 2004

Balance as of the beginning of the year	$144,319
Goodwill acquired during the three months ended March 31, 2004	30
Balance as of the end of the period	$144,349

The change in goodwill during the three months ended March 31, 2004, was primarily transaction costs related to the acquisition of radio stations during the fourth quarter of 2003.

(B) Definite-Lived Intangibles

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, and acquired advertising contracts that are amortized in accordance with SFAS No. 142. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The amounts of the amortization expense for definite-lived intangible assets were $21 thousand and $282 thousand for the three months ended March 31, 2003 and 2004, respectively. As of  March 31. 2004, the Company reflected $0.3 million in unamortized definite-lived assets, which amounts are included in deferred charges and other assets on the balance sheet.

The following table presents the Company’s estimate of amortization expense, in thousands, for each of the succeeding years ending December 31, for definite-lived assets:

Definitive- Lived Assets
Years ending December 31,
2004 (excludes the three months ended March 31, 2004)	$122
2005	115
2006	56
2007	—
2008	—
Thereafter	—
Total	$293

5.             ACQUISITIONS AND UNAUDITED PRO FORMA SUMMARY

Acquisitions for the Three Months Ended March 31, 2004

There were no acquisitions during the three months ended March 31, 2004 (see Note 10 for pending acquisitions).

Unaudited Pro Forma Summary

The following unaudited pro forma summary presents the consolidated results of operations as if any acquisitions which occurred during the period of January 1, 2003 through March 31, 2004 had all occurred as of January 1, 2003. The summary is also pro forma to include certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund acquisitions which would have been incurred had such acquisitions occurred as of January 1, 2003. For a discussion of these acquisitions, please refer to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2004 which should be read in conjunction with our condensed consolidated financial statements, the related notes and all other information included elsewhere in this Form 10-Q. These unaudited pro forma results, which do not reflect: (1) dispositions of radio stations and (2) acquisitions and dispositions of certain contracts or joint sales agreements, have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Three Months Ended March 31,
	2003	2004
	(amounts in thousands, except per share data)
	Pro Forma	Pro Forma

Net revenues	$82,483	$87,038
Net income	$7,987	$11,964
Net income per share - basic	$0.16	$0.23
Net income per share - diluted	$0.16	$0.23

6.             SENIOR DEBT

The Company has a bank credit agreement (the “Bank Facility”) with a syndicate of banks which initially provided for senior secured credit of $650.0 million consisting of: (1) a $325.0 million reducing revolving credit facility (“Revolver”) and (2) a $325.0 million multi-draw term loan (“Term Loan”).  The Revolver and Term Loan, which mature on September 30, 2007, each reduce on a quarterly basis that began on September 30, 2002, in quarterly amounts that vary from $12.2 million to $16.3 million for each loan.  As of March 31, 2004, the Company had outstanding under the Bank Facility: (i) a $227.5 million Term Loan and (ii) a $0.4 million Letter of Credit under the Revolver.  Under the Term Loan, the Company prepaid in February 2004, the principal in the amount of $16.3 million that was due on March 31, 2004.  The Bank Facility requires the Company to comply with certain financial covenants and leverage ratios that are defined terms within the agreement and that include but are not limited to the following:

(a) Total Debt to Operating Cash Flow, (b) Operating Cash Flow to Interest Expense, (c) Operating Cash Flow to Pro Forma Debt Service and (d) Operating Cash Flow to Fixed Charges.  Management believes that the Company is in compliance with all financial covenants and leverage ratios and all other terms of the Bank Facility. The amount available under the $325.0 million Revolver as of March 31, 2004, was $227.1 million, subject to covenant compliance at the time of each borrowing and quarterly debt reduction commitments.

The Company enters into interest rate transactions with different banks to diversify its risk associated with interest rate fluctuations against the variable rate debt under the Bank Facility and to comply with certain covenants under the Bank Facility.  Under these transactions, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt.  As of March 31, 2004, the Company had an interest rate transaction outstanding with a notional amount of $30.0 million and an initial term of 10 years, that effectively fixes the interest at a rate of 5.8% on borrowings equal to the total notional amount (see Note 9).

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

Interest on the Notes, which are in denominations of $1,000 each, accrues at the rate of 7.625% per annum and is payable semi-annually in arrears on March 1 and September 1.  The Company may redeem the Notes on and after March 1, 2007 at an initial redemption price of 103.813% of their principal amount plus accrued interest.  In addition, before March 1, 2005, the Company may redeem up to 35% of the Notes at a redemption price of 107.625% of their principal amount plus accrued interest, using proceeds of qualified equity offerings.  The Notes are unsecured and rank junior to the Company’s senior indebtedness.  In addition to the parent, Entercom Communications Corp., all of the Company’s other subsidiaries have fully and unconditionally guaranteed jointly and severally these Notes (“Subsidiary Guarantors”).  Under certain covenants, the Subsidiary Guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Notes and the Subsidiary Guarantors cannot incur additional indebtedness if the Leverage Ratio of Entercom Radio, LLC exceeds a specified level.

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

9.             DERIVATIVE AND HEDGING ACTIVITIES

In accordance with the provisions of SFAS No. 133, “Accounting for Derivative and Hedging Activities,” that was amended by SFAS No. 137, SFAS No. 138 and SFAS 149, the Company follows established accounting and reporting standards for (1) derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives and (2) hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.  All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects net income (loss). SFAS No. 133 defined new requirements for designation and documentation of hedging relationships as well as on going effectiveness assessments in order to use hedge accounting under this standard.  A derivative that does not qualify as a hedge is marked to fair value through the statement of operations. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item.  If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

For the Three Months Ended March 31, 2003

Non-Hedge Accounting Treatment

During the three months ended and as of March 31, 2003, the Company had a derivative outstanding with an aggregate notional amount of $30.0 million that did not qualify for hedge accounting treatment. For the three months ended March 31, 2003, the Company recorded to the statement of operations a $0.4 million gain under gain on derivative instruments.

Hedge Accounting Treatment

During the three months ended March 31, 2003, the Company had a derivative outstanding with a notional amount of $35.0 million that expired during January 2003, which was designated as a cash flow hedge that qualified for hedge accounting treatment. For the three months ended March 31, 2003 the Company recorded the ineffective amount of the hedge to the statement of operations as a $0.3 million loss under gain on derivative instruments. For those derivatives that qualified for hedge accounting treatment, as of March 31, 2003, the Company had reclassified to the statement of operations all fair value adjustments previously recorded to the statement of other comprehensive income (loss).

For the Three Months Ended March 31, 2004

Non-Hedge Accounting Treatment

During the three months ended and as of March 31, 2004, the Company had a derivative outstanding with a notional amount of $30.0 million that did not qualify for hedge accounting treatment. For the three months ended March 31, 2004, the Company recorded to the statement of operations a $0.3 million loss under net (gain) loss on derivative instruments.

Hedge Accounting Treatment

During the three months ended March 31, 2004, the Company had no derivatives outstanding that qualified for hedge accounting treatment.

10.          COMMITMENTS AND CONTINGENCIES

Pending Acquisitions

Buffalo, New York

On March 4, 2004, the Company entered into an asset purchase agreement with Adelphia Communications Corporation (“Adelphia”) to acquire the assets of WNSA-FM, serving the Buffalo radio market for a purchase price of $9.0 million in cash, of which $0.9 million was paid as a deposit on March 5, 2004. Concurrently with entering into an asset purchase agreement, the Company also entered into a Local Marketing Agreement (“LMA”). The LMA is in principle no different than the requirements and terms of a Time Brokerage Agreement (“TBA”).  The completion of this acquisition is subject to acceptance of the Company’s bid by the Federal Bankruptcy Court (“Court”) and approval by the Federal Communications Commission.

Pursuant to a Court proceeding in connection with the sale by Adelphia of WNSA-FM, an auction was held on April 23, 2004. Under this proceeding, the Company increased its bid to $10.5 million. The Court approved the Company’s bid of $10.5 million on April 29, 2004 and the Court is expected to issue a final order on May 9, 2004. The Company anticipates that closing will occur without the necessity of operating under an LMA. The Company anticipates commencing operations in May 2004. Upon the expected completion of this transaction during the second quarter of 2004, the Company will own seven radio stations serving the Buffalo, New York radio market.

Providence, Rhode Island

On March 19, 2004, the Company entered into an asset purchase agreement with FNX Broadcasting of Rhode Island LLC (“FNX”) to acquire the assets of WWRX-FM (in April 2004, the call letters were changed to WEEI-FM), serving the Providence, Rhode Island radio market for a purchase price of $14.6 million in cash, of which $1.0 million was paid as a deposit on March 22, 2004. The completion of this acquisition, which is expected to close during the second quarter of 2004, is subject to approval by the Federal Communications Commission. Concurrently with entering into an asset purchase agreement, the Company also entered into a TBA, which was effective on April 16, 2004 (see Note 17, Subsequent Events). The Company, which does not currently own or operate any other radio station in the Providence market, expects that the proximity of this market to the stations that the Company currently operates in the Boston radio market, will allow for certain synergies in programming, sales and administration.

Pending Acquisitions and the Applicability of FIN 46

For the periods prior to the expected completion of these pending transactions and during the periods the Company operates under either the TBA or LMA, the Company may be required to account for these acquisitions under the provisions of FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which would include any variable interest entities that are required to be consolidated by the primary beneficiary. The Company has not yet determined if these provisions apply to these pending acquisitions. If these provisions do apply and the Company has not yet closed upon any of these transactions and continues to operate under the TBA or LMA, the Company would include the assets and liabilities of the pending transactions in the consolidated balance sheet as of the reporting period, along with the net revenues, station operating expenses and TBA or LMA fees associated with operating any of these stations. The Company did not commence operations under either the TBA or LMA as of March 31, 2004.  Accordingly, the Company has not included either of these transactions in the condensed consolidated financial statements as of and for the three months ended March 31, 2004.

Contingencies

On May 19, 2003 the Company acquired the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation, or Royce, for a purchase price of $21.2 million in cash. This acquisition was accomplished following extensive litigation.  Although the Company successfully secured the assets of KWOD-FM through court ordered specific performance of the agreement, Royce has continued to appeal its case through the California judicial system.  While the order granting specific performance and ordering the transfer of the station is final, Royce has appealed the court’s determination that the Company was entitled to $3.8 million in damages as an offset against the original $25.0 million purchase price.  The Company cannot determine the amount of time required for the appeal process to be completed. The Company estimates that the impact of an unfavorable outcome will not materially impact the Company’s financial position, results of operations or cash flows.

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

The Radio Music License Committee (“RMLC”), of which the Company is a participant, is currently in negotiations with American Society of Composers, Authors and Publishers (“ASCAP”) on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees. The Company is currently operating under an interim license agreement with ASCAP for the period commencing January 1, 2001 at the rates and terms reflected in the prior agreement. The Company’s management estimates that an unfavorable outcome with ASCAP will not materially impact the financial position, results of operations or cash flows of the Company.

The FCC has recently begun more vigorous enforcement against the broadcasting industry as a whole, of its indecency rules concerning the broadcast of obscene, indecent, or profane material. Potential changes to enhance the FCC’s authority in this area include the ability to impose substantially higher monetary forfeiture penalties, consider violations to be serious offenses in the context of license renewal applications, and, under certain circumstances, designate a license for hearing to determine whether such license should be revoked. In the event that this or similar legislation is ultimately enacted into law, the Company could face increased costs in the form of fines and a greater risk that the Company could lose one or more of the Company’s broadcasting licenses. The Company’s management estimates that the effect of an unfavorable outcome could materially impact the financial position, results of operations or cash flows of the Company.

The Company has filed on a timely basis renewal applications for those radio stations where the radio broadcasting license is subject to renewal with the Federal Communications Commission. Certain licenses were not renewed prior to the renewal date. The Company continues to operate these radio stations under their existing licenses as the Company anticipates that the licenses will be renewed.

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

As permitted under Pennsylvania law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid.  As a result of this insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal.  All of these indemnification agreements were in effect prior to December 31, 2002 and are therefore not subject to the initial recognition provisions of FIN 45. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2004.

                The Company has an outstanding letter of credit as of March 31, 2004 in the amount of $0.4 million in connection with a general insurance liability policy.  The fair value of the letter of credit, which was grand-fathered under the provisions of FIN 45 as it was in effect prior to December 31, 2002, is minimal and accordingly, the Company has not recorded any liability for this agreement as of March 31, 2004.

The Company enters into standard indemnification agreements in the ordinary course of business. Under these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of March 31, 2004.

In connection with most of the Company’s acquisitions, the Company enters into time brokerage agreements or local marketing agreements for specified periods of time, typically six months or less, whereby the Company indemnifies the owner and operator of the radio station, their employees, agents and contractors from liability, claims, and damages arising from the activities of operating the radio station under such agreements. Although as of March 31, 2004, the Company was not operating any radio stations under any of these agreements (see Note 10, pending acquisitions and Note 17, subsequent events), the maximum potential amount of any future payments the Company could be required to make for any such previous indemnification obligations is undeterminable at this time. The Company has not, however, previously incurred any significant costs to defend lawsuits or settle claims relating to any such indemnification obligation.

11.          SHAREHOLDERS’ EQUITY

On September 10, 2003 the Company’s Chairman, Joseph M. Field, adopted a Planned Diversification Program (“Program”) pursuant to SEC Rule 10b5-1 to sell, through an independent broker-dealer, up to 1.1 million shares of the Company’s Class B Common Stock over the course of the next twelve months.  These shares include the 0.1 million shares that remained unsold under Mr. Field’s previous Planned Diversification Program dated September 10, 2002. Upon public sale, the Class B Common Stock is automatically converted into shares of its Class A Common Stock. As of March 31, 2004, 800,000 shares of Class B Common Stock were sold under the Program. Even if the remaining 300,000 shares are sold under the Program, Joseph M. Field will remain the Company’s largest and controlling shareholder.

12.          DEFERRED COMPENSATION PLAN

In December 2003, the Company’s Board of Directors approved an unfunded deferred compensation plan that provides a select group of the Company’s management and highly compensated employees with an opportunity to supplement their retirement or other savings on a tax favored basis, and as a means for the Company to provide these employees with additional deferred compensation benefits. The obligations by the Company to pay these benefits under the plan represent unsecured general obligations that rank equally with the Company’s other unsecured and unsubordinated indebtedness.  As of March 31, 2004, $0.3 million, including accrued interest expense, was deferred under this plan which was included in other long-term liabilities in the consolidated balance sheet. For the three months ended March 31, 2004, the Company recorded $8,000 in unfunded interest expense.

13.          NET INCOME PER SHARE

The net income per share (“EPS”) is calculated in accordance with SFAS No. 128, “Earnings Per Share” which requires presentation of basic net income per share and diluted net income per share.  Basic net income per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method) and (2) for the prior year periods, the Term Income Deferrable Equity Securities (“TIDES”) after eliminating from net income the interest expense, net of taxes, on the TIDES. Anti-dilutive instruments are not considered in this calculation. For the three months ended March 31, 2003 and 2004, stock options were included in the calculation of net income per share as they were dilutive. For the three months ended March 31, 2003, the TIDES, which were convertible into 2,841,000 shares of Class A Common Stock, were not included in the calculation of net income per share as their effect was anti-dilutive (see Note 8 for a description of the redemption on April 7, 2003 of the remaining TIDES outstanding).

	THREE MONTHS ENDED
	MARCH 31, 2003			MARCH 31, 2004
	(amounts in thousands, except share and per share data)
	Income	Shares	EPS	Income	Shares	EPS
Basic net income per share:
Net income	$9,324	49,869,697	$0.19	$11,964	51,525,740	$0.23
Impact of options		608,388			556,598
Diluted net income per share:
Net income	$9,324	50,478,085	$0.18	$11,964	52,082,338	$0.23

For the three months ended March 31, 2003 and 2004, outstanding options to purchase 1,221,217 and 1,650,869 shares, respectively, of Class A Common Stock at option exercise prices per share ranging from $47.11 to $57.63 and from $47.40 to $57.63, respectively, were excluded from the computation of diluted net income per share as the options’ exercise price was greater than the average market price of the stock.

14.          GUARANTOR FINANCIAL INFORMATION

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

The following tables set forth condensed consolidating financial information for:

•      Entercom Communications Corp. and Radio:

•      the balance sheets as of December 31, 2003 and March 31, 2004;

•      the statements of operations for the three months ended March 31, 2004; and

•      the statements of cash flows for the three months ended March 31, 2004.

•      Entercom Communications Corp., Trust and Radio:

•      the statements of operations for the three months ended March 31, 2003; and

•      the statements of cash flows for the three months ended March 31, 2003.

Condensed Balance Sheets as of December 31, 2003

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total

ASSETS:
Current assets	$4,261	101,093	$—	$105,354
Net property and equipment	1,753	97,712	—	99,465
Radio broadcasting licenses - Net	—	1,202,284	—	1,202,284
Goodwill - Net	—	144,319	—	144,319
Other long-term assets - Net	407	25,223	—	25,630
Investment in subsidiaries	1,028,266	—	(1,028,266)	—
Total assets	$1,034,687	$1,570,631	$(1,028,266)	$1,577,052

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities	$1,060	$90,394	$—	$91,454
Long-term liabilities	2,017	451,971	—	453,988
Total liabilities	3,077	542,365	—	545,442
Shareholders’ equity
Additional paid-in capital and other capital accounts	1,034,976	—	—	1,034,976
Retained earnings (deficit)	(5,854)	1,025,778	(1,025,778)	(5,854)
Accumulated other comprehensive income	2,488	2,488	(2,488)	2,488
Total shareholders’ equity	1,031,610	1,028,266	(1,028,266)	1,031,610
Total liabilities and shareholders’ equity	$1,034,687	$1,570,631	$(1,028,266)	$1,577,052

Condensed Balance Sheets as of March 31, 2004

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total

ASSETS:
Current assets	$3,207	$106,338	$—	$109,545
Net property and equipment	1,255	96,180	—	97,435
Radio broadcasting licenses - Net	—	1,202,285	—	1,202,285
Goodwill - Net	—	144,349	—	144,349
Other long-term assets - Net	445	27,308	—	27,753
Investment in subsidiaries	1,041,156	—	(1,041,156)	—
Total assets	$1,046,063	$1,576,460	$(1,041,156)	$1,581,367

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities	$(1,735)	$90,162	$—	$88,427
Long-term liabilities	2,117	445,142	—	447,259
Total liabilities	382	535,304	—	535,686

Shareholders’ equity
Additional paid-in capital and other capital accounts	1,036,632	—	—	1,036,632
Retained earnings	6,110	1,038,217	(1,038,217)	6,110
Accumulated other comprehensive loss	2,939	2,939	(2,939)	2,939
Total shareholders’ equity	1,045,681	1,041,156	(1,041,156)	1,045,681
Total liabilities and shareholders’ equity	$1,046,063	$1,576,460	$(1,041,156)	$1,581,367

Statements of Operations for the Three Months Ended March 31, 2003

(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$136	$1,953	$80,995	$(2,089)	$80,995

OPERATING EXPENSES (INCOME):
Station operating expenses	—	—	51,516	(136)	51,380
Depreciation and amortization	241	—	3,216	—	3,457
Corporate general and administrative expenses	3,514	—	23	—	3,537
Time brokerage agreement fees	—	—	602	—	602
Net loss on sale of assets	—	—	76	—	76
Total operating expenses	3,755	—	55,433	(136)	59,052

OPERATING INCOME (LOSS)	(3,619)	1,953	25,562	(1,953)	21,943

OTHER EXPENSE (INCOME):
Interest expense	—	—	5,337	—	5,337
Financing cost of TIDES	1,953	1,953	—	(1,953)	1,953
Interest income	(1)	—	(289)	—	(290)
Net gain on derivative instruments	—	—	(65)	—	(65)
Gain from equity investment in subsidiaries	(20,489)	—	—	20,489	—
Total other expense (income)	(18,537)	1,953	4,983	18,536	6,935

INCOME BEFORE INCOME TAXES	14,918	—	20,579	(20,489)	15,008

INCOME TAXES PROVISION	5,594	—	90	—	5,684

NET INCOME	$9,324	$—	$20,489	$(20,489)	$9,324

Statements of Operations for the Three Months Ended March 31, 2004

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$139	$87,038	$(139)	$87,038

OPERATING EXPENSES (INCOME):
Station operating expenses	—	54,662	(139)	54,523
Depreciation and amortization	116	3,886	—	4,002
Corporate general and administrative expenses	3,673	35	—	3,708
Net loss on sale of assets	1	30	—	31
Total operating expenses	3,790	58,613	(139)	62,264

OPERATING INCOME (LOSS)	(3,651)	28,425	—	24,774

OTHER EXPENSE (INCOME):
Interest expense	8	4,810	—	4,818
Interest income	—	(66)	—	(66)
Net loss on derivative instruments	—	330	—	330
Gain from equity investment in subsidiaries	(22,801)	—	22,801	—
Total expense (income)	(22,793)	5,074	22,801	5,082

INCOME BEFORE INCOME TAXES	19,142	23,351	(22,801)	19,692

INCOME TAXES	7,178	550	—	7,728

NET INCOME	$11,964	$22,801	$(22,801)	$11,964

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2003

(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

OPERATING ACTIVITIES:
Net cash provided by operating activities	$10,411	$—	$15,795	$—	$26,206

INVESTING ACTIVITIES:
Additions to property and equipment	(454)	—	(3,011)	—	(3,465)
Proceeds from sale of property, equipment and other assets	—	—	2	—	2
Purchases of radio station assets	—	—	(55,610)	—	(55,610)
Deferred charges and other assets	(22)	—	(17)	—	(39)
Purchase of investments	—	—	(83)	—	(83)
Station acquisition deposits and costs	—	—	5,489	—	5,489
Net inter-company loans	(10,233)	—	10,233	—	—
Net cash used in investing activities	(10,709)	—	(42,997)	—	(53,706)

FINANCING ACTIVITIES:
Payments on long-term debt	—	—	(14,223)	—	(14,223)
Proceeds from issuance of common stock related to incentive plans	186	—	—	—	186
Proceeds from exercise of stock options	198	—	—	—	198
Net cash provided by (used in) financing activities	384	—	(14,223)	—	(13,839)

Net increase in cash and cash equivalents	86	—	(41,425)	—	(41,339)
Cash and cash equivalents, beginning of year	1	—	92,592	—	92,593
Cash and cash equivalents, end of period	$87	$—	$51,167	$—	$51,254

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2004

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total

OPERATING ACTIVITIES:
Net cash provided by operating activities	$11,524	$19,124	$—	$30,648

INVESTING ACTIVITIES:
Additions to property and equipment	409	(2,135)	—	(1,726)
Proceeds from sale of property, equipment and other assets	—	175	—	175
Purchases of radio station assets	—	(31)	—	(31)
Deferred charges and other assets	(64)	(124)	—	(188)
Purchase of investments	—	(24)	—	(24)
Station acquisition deposits and costs	—	(1,870)	—	(1,870)
Net inter-company loans	(12,890)	12,890	—	—
Net cash (used in) provided by investing activities	(12,545)	8,881	—	(3,664)

FINANCING ACTIVITIES:
Payments on long-term debt	—	(16,254)	—	(16,254)
Proceeds from issuance of common stock related to incentive plans	166	—	—	166
Proceeds from exercise of stock options	1,121	—	—	1,121
Net cash provided by (used in) financing activities	1,287	(16,254)	—	(14,967)

Net increase in cash and cash equivalents	266	11,751	—	12,017
Cash and cash equivalents, beginning of year	103	15,791	—	15,894
Cash and cash equivalents, end of period	$369	$27,542	$—	$27,911

INCOME TAXES

Effective Tax Rate

The Company’s effective tax rates for the three months ended March 31, 2003 and 2004, are based on the estimated annual effective tax rates for 2003 and 2004 of 37.5% and 38.5%, respectively, exclusive of the effect of permanent differences between income subject to income tax for book and tax purposes. The increase in the estimated annual rate for 2004 was due to regulatory changes in certain states in which the Company operates. The Company’s effective tax rate is higher than the federal statutory rate of 35% primarily as a result of the provision for state taxes, net of a federal tax deduction, in the tax rate. The Company made income tax payments of under $0.1 million and $1.2 million for the three month ended March 31, 2003 and 2004, respectively.  The Company’s estimated income tax payments in each of the subsequent quarters of 2004 are expected to be substantially higher than in the first quarter of 2004.

Deferred Tax Liabilities

The deferred tax liabilities were $125.9 million as of March 31, 2004. The income tax accounting process to determine the deferred tax liabilities, involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

Deferred Tax Asset

The Company’s net deferred tax asset balance as of March 31, 2004 was $4.4 million, which included a tax benefit of $1.0 million related to a $2.5 million loss for income tax purposes for the three months ended March 31, 2004.

At March 31, 2004, the Company had an alternative tax (“AMT”) credit carryforward of approximately $0.7 million. AMT credits are available to be carried forward indefinitely and may be utilized against regular federal tax to the extent they do not exceed computed AMT calculations.

Based upon the years in which taxable temporary differences are anticipated to reverse, at March 31, 2004 management believes it is more likely than not that the Company will realize the benefits of the first quarter 2004 loss for income tax purposes and the deductible differences, including the AMT credit. Accordingly, the Company believes that no valuation allowance is required for the current and deferred tax assets as of March 31, 2004. On a quarterly basis, management will assess whether it remains more likely than not that the deferred tax asset will be realized.

16.          TRADE RECEIVABLES AND RELATED ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade receivables are primarily comprised of unpaid advertising by advertisers on our radio stations, net of agency commissions and an estimated provision for doubtful accounts.  Advertisers are generally invoiced for the advertising after the advertisements are aired.  Estimates of the allowance for doubtful accounts are recorded based on management’s judgment of the collectibility of the accounts receivable based on historical information, relative improvements or deteriorations in the age of the accounts receivable and changes in current economic conditions.  The trade receivable balances and reserve for doubtful accounts as of December 31, 2003 and March 31, 2004, are presented in the following table:

	December 31, 2003	March 31, 2004
	(in thousands)

Accounts receivable	$81,892	$68,669

Allowance for doubtful accounts	(2,403)	(2,597)

Accounts receivable, net of allowance for doubtful accounts	$79,489	$66,072

17.          SUBSEQUENT EVENTS

In connection with the pending transaction with FNX to purchase the assets of WWRX-FM (in April 2004, the call letters were changed to WEEI-FM) serving the Providence, Rhode Island radio market, on April 16, 2004 the Company commenced operations under the TBA (see Note 10).

On April 23, 2004, an auction was held pursuant to a Court proceeding in connection with the sale by Adelphia of WNSA-FM. Under this proceeding, the Company increased its previous bid from $9.0 million to $10.5 million. The Court approved the Company’s bid of $10.5 million on April 29, 2004 and the Court is expected to issue a final order on May 9, 2004. The Company anticipates that closing will occur without the necessity of operating under an LMA. The Company anticipates commencing operations in May 2004. Upon the expected completion of this transaction in the second quarter of 2004, the Company will own seven radio stations serving the Buffalo, New York radio market (see Note 10).

On April 21, 2004, the Company entered into an asset purchase agreement with Mystar Communications Corporation to acquire the assets of WTPI-FM, WXNT-AM and WZPL-FM, serving the Indianapolis, Indiana radio market for $73.5 million in cash, of which $5.0 million was paid as a deposit on April 22, 2004.  Concurrently with the execution of the asset purchase agreement, the Company also entered into a TBA, under the provisions of which the Company is expected to commence operations during June 2004.  This transaction, which is subject to FCC approval, is expected to close in the third quarter of 2004.  The Company does not currently own or operate any other radio stations in this market.

ITEM 2.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are the fourth largest radio broadcasting company in the United States based on net revenues as derived from the February 2, 2004 edition of BIA Consulting, Inc.  We currently operate in Boston, Seattle, Denver, Portland, Sacramento, Kansas City, Milwaukee, New Orleans, Norfolk, Buffalo, Memphis, Providence, Greensboro, Greenville/Spartanburg, Rochester, Madison, Wichita, Wilkes-Barre/Scranton, Gainesville/Ocala and Longview/Kelso (WA).

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

As opportunities arise, we may on a selective basis, change or modify a station’s format due to changes in listeners’ tastes or changes in a competitor’s format. Any such changes and modifications could have an immediate negative impact on a station’s ratings and there are no guarantees that the modifications or changes to a station’s format will be beneficial at some future time. Our management is continually focused on these opportunities as well as the risks and uncertainties associated with any change to or modification of a station’s format. We believe that the diversification of formats on our stations helps to insulate our stations from the effects of changes in the musical tastes of the public with respect to any particular format. We strive to develop strong listener loyalty as audience ratings in local markets are crucial to a station’s financial success.

We include revenues recognized under a time brokerage agreement or a similar sales agreement for stations operated by us prior to acquiring the stations in net revenues, while we reflect operating expenses associated with these stations in station operating expenses. Consequently, there is no difference in the method of revenue and station operating expenses recognition between a station operated by us under a time brokerage agreement or similar sales agreement and a station owned and operated by us. Depending on the facts and circumstances related to each time brokerage agreement or similar agreement, the assets and liabilities associated with a time brokerage agreement may be included in our consolidated balance sheet under the provisions of Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which would include any variable interest entities that are required to be consolidated by the primary beneficiary.

Results of Operations

Our results of operations represent the operations of the radio stations owned or operated pursuant to time brokerage agreements or similar agreements during the relevant periods. The following significant factors affected our results of operations for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003:

Acquisitions

•                  on March 21, 2003 we acquired for $55.0 million a radio station in Denver that we began operating on February 1, 2002 under a time brokerage agreement, that in 2003 increased our time brokerage fees and decreased our interest income;

•                  on May 19, 2003 we acquired for $21.2 million a radio station in Sacramento that in 2004 increased net revenues, station operating expenses, and depreciation and amortization expense; and

•                  on December 18, 2003 we acquired for $44.0 million two radio stations in Portland that we began operating June 1, 2003 under a time brokerage agreement, that in 2004 increased net revenues, station operating expenses, depreciation and amortization expense and interest expense.

Dispositions

•                  an agreement for the rights to broadcast a major league sports team expired in October 2003, that in 2004 decreased net revenues and station operating expenses; and

•                  on November 17, 2003, we disposed of a radio station in Portland for $2.8 million that in 2004 decreased net revenues, station operating expenses, interest expense and depreciation and amortization expense.

Financing

•                  on April 7, 2003, we redeemed all of our outstanding 6.25% Convertible Subordinated Debentures. Prior to the redemption, holders of 1.2 million TIDES converted their securities into 1.4 million shares of our Class A Common Stock.

You should read the following discussion and analysis of our financial condition and results in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.  The following results of operations include a discussion of the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

We discuss net revenues, station operating expenses and operating income by comparing the performance of stations owned or operated by us throughout the three months ended March 31, 2004 and comparing these performances to the prior period, whether or not owned or operated by us. Included in this comparison are significant contracts that: (i) relate to station operations; (ii) have a significant effect on the net revenues and or station operating expenses of a particular market; and (iii) we account for as separate business units.  We also use these comparisons to assess the performance of our operations by analyzing the effect of acquisitions and dispositions of stations and changes in status of significant contracts on net revenues and station operating expenses throughout the periods measured.

Three Months Ended March 31, 2004 As Compared To The Three Months Ended March 31, 2003

Net Revenues:

	March 31, 2004		March 31, 2003
(amounts in millions)
Net Revenues		$87.0	$81.0
Amount of Change	$	+ 6.0
Percentage Change	+ 7.5%

The increase in net revenues was primarily due to encouraging progress with our sales and brand initiatives, and improving business conditions.  Most of our markets realized an improvement in net revenues with our Boston, Portland, Sacramento and Norfolk markets contributing most to our overall net revenues increase.

Same Station Considerations:

•              Net revenues in 2003 would have been higher by $1.4 million if we had adjusted for net revenues from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2003.

•              Net revenues in 2004 were not affected as there were no acquisitions and dispositions of radio stations and significant contracts, which were not owned or operated by us for the entire period ended March 31, 2004.

Station Operating Expenses:

	March 31, 2004		March 31, 2003
(amounts in millions)
Station Operating Expenses		$54.5	$51.4
Amount of Change	$	+ 3.1
Percentage Change	+ 6.1%

The increase in station operating expenses in 2004 was primarily due to a correlating increase in the variable expenses associated with the increase in net revenues as described under net revenues.

Same Station Considerations:

•              Station operating expenses for 2003 would have been higher by $1.4 million if we had adjusted for station operating expenses from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2003.

•              Station operating expenses in 2004 were not affected as there were no acquisitions and dispositions of radio stations and significant contracts, which were not owned or operated by us for the entire period ended March 31, 2004.

Depreciation and Amortization Expenses:

	March 31, 2004		March 31, 2003
(amounts in millions)
Depreciation and Amortization Expenses		$4.0	$3.5
Amount of Change	$	+ 0.5
Percentage Change	+ 15.8%

Depreciation and Amortization Expense:  The increase in depreciation and amortization expense was attributable to the acquisition of radio station assets in the Denver, Sacramento and Portland markets during 2003.

Corporate General and Administrative Expenses:

	March 31, 2004		March 31, 2003
(amounts in millions)
Corporate General and Administrative Expenses		$3.7	$3.5
Amount of Change	$	+ 0.2
Percentage Change	+ 4.8%

Corporate General and Administrative Expenses:  The increase in corporate general and administrative expenses, which includes non-cash compensation expense, was primarily due to the effects of inflation. Non-cash compensation expense remained flat at $0.1 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

Operating Income:

	March 31, 2004		March 31, 2003
(amounts in millions)
Operating Income		$24.8	$21.9
Amount of Change	$	+ 2.9
Percentage Change	+ 12.9%

Operating Income:  The increase in operating income was due to: (1) the factors described above (i.e., changes in Net Revenues, offset by Station Operating Expenses) and (2) the elimination of time brokerage agreement fees for the three months ended March 31, 2004 as compared to $0.6 million for the three months ended March 31, 2003 (the acquisition of our Denver radio station in 2003 resulted in the corresponding termination of our time brokerage agreement that covered the operation of our Denver radio station).  Operating income was negatively affected by a $0.5 million increase in depreciation and amortization expense due to the factors described above under depreciation and amortization expense.

Same Station Considerations:

•              Operating income for 2003 would have been marginally lower (exclusive of depreciation and amortization and time brokerage agreement fees, where applicable) if we had adjusted for operating income from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2003.

•              Operating income in 2004 was not effected as there were no acquisitions and dispositions of radio stations and significant contracts, which were not owned or operated by us for the entire period ended March 31, 2004.

Interest Expense:

	March 31, 2004		March 31, 2003
(amounts in millions)
Interest Expense		$4.8	$7.3
Amount of Change	$	- 2.5
Percentage Change	- 33.9%

Interest Expense:  Interest expense, which included the financing cost of our 6.25% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES) and amortization of deferred financing costs, decreased primarily due to the redemption of our TIDES during the second quarter of 2003 that reduced interest expense in 2004 by $2.0 million.

Income Before Income Taxes:

	March 31, 2004		March 31, 2003
(amounts in millions)
Income Before Income Taxes		$19.7	$15.0
Amount of Change	$	+ 4.7
Percentage Change	+ 31.2%

Income Before Income Taxes:  The increase in income before income taxes is mainly attributable to: (1) an improvement this year in net revenues, net of an increase in operating expenses, for the reasons described above; (2) a reduction in interest expense as a result of the factors described above under interest expense; and (3) the elimination this year in time brokerage agreement fees of $0.6 million as a result of the termination of a time brokerage agreement upon completion of the acquisition of our Denver radio station, partially offset by a net loss from derivative instruments of $0.3 million for the three months ended March 31, 2004 as compared to a net gain of $0.1 million for the three months ended March 31, 2003.

Income Taxes:

	March 31, 2004		March 31, 2003
(amounts in millions)
Income Tax		$7.7	$5.7
Amount of Change	$	+ 2.0
Percentage Change	+ 36.0%

Income Taxes:  The increase in income taxes is primarily a result of increased income before income taxes and an increase in our effective tax rate. Our effective income tax rate, which is based on the estimated annual effective tax rate, was 39.2% for the three months ended March 31, 2004 as compared to 37.8% for the three months ended March 31, 2003. The increase in the effective tax rate was a result of a reduction in the benefits realized in connection with certain state tax planning strategies.

In 2004, our expected annual effective tax rate, which may fluctuate from quarter to quarter, will be approximately 38.5%.

Net Income:

	March 31, 2004		March 31, 2003
(amounts in millions)
Net Income		$12.0	$9.3
Amount of Change	$	+ 2.7
Percentage Change	+ 28.3%

Net Income:  The increase in net income was primarily attributable to the reasons described above under income before income taxes, net of income tax expense.

Liquidity and Capital Resources

Historically, we have not paid any dividends, and instead, we have used a significant portion of our capital resources to consummate acquisitions. Generally, these acquisitions are funded from one or a combination of the following sources: (1) our bank facility (described below);  (2) the issuance and sale of securities; (3) the swapping of our radio stations in transactions which qualify as “like-kind” exchanges under Section 1031 of the Internal Revenue Code; and (4) internally-generated cash flow.

Operating Activities

Net cash flows provided by operating activities were $30.6 million and $26.2 million for the three months ended March 31, 2004 and 2003, respectively. The cash flows generated from operations mainly reflected: (1) a $2.7 million increase in net income to $12.0 million for the three months ended March 31, 2004 from $9.3 million for the three months ended March 31, 2003 and (2) a $2.0 million increase in non-cash deferred taxes to $7.7 million for the three months ended March 31, 2004 from $5.7 million for the three months ended March 31, 2003, offset by a $1.7 million decrease in cash utilized for working capital to $4.8 million from $6.4 million.

Investing and Financing Activities

Net cash flows used in investing activities were $3.7 million and $53.7 million for the three months ended March 31, 2004 and 2003, respectively.  Net cash flows used in financing activities were $15.0 million and $13.8 million for the three months ended March 31, 2004 and 2003, respectively. The cash flows for the three months ended March 31, 2004 reflect additions to property and equipment of $1.7 million, an increase in station acquisition deposits and costs for pending acquisitions of $1.9 million and a net reduction in outstanding indebtedness of $16.3 million. The cash flows for the three months ended March 31, 2003 reflect acquisitions of radio station assets of $55.6 million and a reduction in outstanding indebtedness of $14.2 million.

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

As of March 31, 2004, we had $27.9 million in cash and cash equivalents.  During the three months ended March 31, 2004, we decreased our net outstanding debt by $16.3 million. We also entered into asset purchase agreements to acquire a radio station in Buffalo, New York for $10.5 million and a radio station in Providence, Rhode Island for $14.6 million. In addition, during April 2004, we entered into an asset purchase agreement to acquire three radio stations in Indianapolis for $73.5 million. As of March 31, 2004, we had outstanding: (1) $227.5 million under our bank facility; (2) $0.4 million in a letter of credit; and (3) $150.0 million in senior subordinated notes.  We prepaid in February 2004, the principal in the amount of $16.3 million that was due on March 31, 2004. As of March 31, 2004, we had credit available of $227.1 million under the revolving credit facility, subject to revolving commitment reductions as described below and subject to compliance with the covenants under the Bank Facility at the time of borrowing, to fund pending and future acquisitions.

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

In addition to debt service, our principal liquidity requirements are for working capital and general corporate purposes, including capital expenditures, and, if appropriate opportunities arise, additional acquisitions. In 2003, we utilized our accumulated federal and state corporate income tax net operating loss carry-forwards, which helped to offset our cash requirements for taxes on our 2003 income. In 2004, we expect that our cash requirements for payments of estimated taxes on our income will be substantially higher due to the absence this year of any available net operating loss carry-forwards. During the three months ended March 31, 2004, we paid $1.2 million in income taxes that included certain state taxes for 2003 and estimated federal and certain state taxes for 2004. We also expect that the benefit from our deferred tax asset of $1.0 million as of March 31, 2004, which was a result of a loss for tax purposes for the three months ended March 31, 2004, will be utilized in reducing estimated tax payments in the second quarter of 2004. Capital expenditures for the three months ended March 31, 2004, were $1.7 million. We estimate that capital expenditures for 2004 will be between $10.0 million and $12.0 million and we anticipate that our capital expenditure needs for 2005 should be similar to the current year.

As of April 27, 2004, we have three transactions pending pursuant to agreements to purchase radio station assets that have an aggregate purchase price of $98.6 million.  Under these agreements, we have funded $6.9 million into escrow deposits that will be applied against the purchase price upon closing. Closing on each of these transactions is anticipated to occur in the second and third quarters of 2004.

We believe that cash on hand and cash from operating activities, together with available borrowings under the Bank Facility Revolver, should be sufficient to permit us to meet our financial obligations and fund our operations and our pending acquisitions. Our bank facility requires that at the time of closing on these transactions, we must be in compliance with the terms of the bank facility. We believe that we will maintain compliance with the terms of our bank facility. If we are not in compliance, there can be no assurance that we will be successful in amending or entering into a new bank facility, obtaining additional financing or that we will be able to obtain such financing on terms acceptable to us, which could delay or impair our efforts to consummate the pending transactions. Failure to comply with our financial covenants or other terms of the agreement could result in the acceleration of the maturity of our outstanding debt.

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

Contractual Obligations

The following table reflects a summary as of March 31, 2004 of our contractual obligations for the remainder of the year 2004 and thereafter:

	payments due by period
Contractual Obligations:	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(amounts in thousands)

Long-term debt obligations (1)	$377,790	$48,763	$178,807	$45	$150,175
Operating lease obligations	57,508	5,781	20,932	11,328	19,467
Purchase obligations (2)	143,154	63,341	77,254	2,062	497
Other long-term liabilities (3)	134,486	—	—	—	134,486

Total	$712,938	$117,885	$276,993	$13,435	$304,625

(1)                                  (a)  Under our bank facility, the maturity on our outstanding debt of $227.5 million could be accelerated if we do not maintain certain covenants.

(b)  Under our $150.0 million 7.625% senior subordinated notes, the maturity could be accelerated if we do not maintain certain covenants or could be repaid in cash by us at our option prior to the due date of the notes.

(2)                                  (a)  In connection with extensive litigation, on May 19, 2003, we acquired a radio station for a purchase price of $21.2 million, which included an award by the court of $3.8 million in damages as an offset against the original $25.0 million purchase price. As described below under Part II, Item 1, Legal Proceedings, a successful appeal by the seller could reverse the $3.8 million in damages awarded by the court.

(b)  Under two different asset purchase agreements, we currently have pending transactions to acquire the assets of two radio stations for a purchase price of $23.6 million in cash (see Note 17, subsequent events, in the accompanying notes to the condensed consolidated financial statements, for an additional pending transaction in the amount of $73.5 million that is not included in this table).

(c)  We have certain liabilities of $1.0 million related to: (i) our obligation to provide a letter of credit; (ii) a contingent obligation to a national sales representative of the former owner of one of our markets; (iii) an obligation to increase our interest in a partnership, carried as an investment; and (iv) construction obligations in connection with the relocation and consolidation of certain of our studio facilities.

(d)  In addition to the above, purchase obligations of $118.6 million include contracts for on-air personalities, sports programming rights, ratings services, music licensing fees and television advertising.

(3)                                  Included in other long-term liabilities of $134.5 million are deferred income tax liabilities of $125.9 million that are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax liabilities may vary according to changes in tax laws, tax rates and the operating results of our Company. As a result, it is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities have been reflected in “more than 5 years.”

Off-Balance Sheet Arrangements

We utilize letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under our bank facility. An outstanding letter of credit of $0.4 million as of March 31, 2004 was immaterial.

We enter into interest rate swap contracts to hedge a portion of our variable rate debt. See Note 9 to the Condensed Consolidated Financial Statements for a detailed discussion of our derivative instruments.

During March 2004, we entered into two separate asset purchase agreements to acquire the assets of a radio station in Buffalo, New York and a radio station in Providence, Rhode Island. Concurrently with entering into these asset purchase agreements, we entered into a local marketing agreement for the Buffalo radio station and a time brokerage agreement for the Providence radio station. There is no difference in principle between a local marketing agreement and a time brokerage agreement. During the periods subsequent to March 31, 2004 that we are operating under the Providence time brokerage agreement and that we are expected to begin operations under the Buffalo local marketing agreement, usually six months or less, we may be required to include in our condensed consolidated balance sheets, the assets and liabilities of the sellers’ entities that hold the assets to be acquired under the asset purchase agreements (see Note 17, subsequent events, in the accompanying notes to the condensed consolidated financial statements for information on an additional time brokerage agreement). The provisions of Financial Interpretation No. 46, or FIN 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” include any variable interest entities that are required to be consolidated by the primary beneficiary.  As required by the provisions of FIN No. 46, we have not yet reviewed the facts and circumstances that would determine if these are variable interest entities and that we are the primary beneficiary of these variable interest entities.

We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at March 31, 2004. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

On March 31, 2004, the FASB issued an exposure draft (“ED”) of a proposed standard that, if adopted, will significantly change the accounting for employee stock options, commonly referred to as equity-based compensation. Comments are expected on the ED, which if adopted in its current form, will require us to expense stock options using a suggested method different than the method we currently use to determine the fair value of options. Management anticipates that if the new standard is adopted, the standard will impact our financial position and results of operations (see Note 2 in the accompanying condensed consolidated financial statements for a discussion of the Company’s current treatment of stock-based compensation ).

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

Allowance for Doubtful Accounts

We must make an estimated allowance for doubtful accounts for estimated losses resulting from our customers’ inability to make payments to us. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Our historical estimates have been a reliable method to estimate future allowances, with historical reserves averaging less than 4.0% of our outstanding receivables. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances could be required. The effect of an increase in our allowance of 1% of our outstanding receivables as of March 31, 2004, from 3.8% to 4.8% or $2.6 million to $3.3 million, would result in a decrease in net income of $0.4 million, net of taxes, for the three months ended March 31, 2004.

Radio Broadcasting Licenses and Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets.  As of March 31, 2004 we had recorded approximately $1.3 billion in radio broadcasting licenses and goodwill, which represented approximately 85.2% of our total assets.  In assessing the recoverability of these assets, we must conduct annual impairment testing required by SFAS No. 142 and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value. We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets and our estimate of the value contains assumptions incorporating variables that are based on past experiences and judgments about future performance of our stations. These variables would include but not be limited to the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures and the likely media competition within the market area. Changes in our estimates of the fair value of these assets could result in future period write downs in the carrying value of our broadcasting licenses and goodwill assets.

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

Estimation of Effective Tax Rates And Tax Contingencies

We evaluate our effective tax rates regularly and adjust rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which we operate, among other factors. Certain of our deferred tax assets are comprised of benefits from (1) a loss for federal and state income tax purposes; (2) tax credits for federal income tax purposes and (3) benefits for future federal and state income tax deductions for which recovery is dependent on the amount and timing of taxable income we ultimately generate in the future, as well as other factors. We could recognize no benefit from our deferred tax assets or we could recognize the maximum benefit which is in accordance with our current estimate.  Tax contingencies are also recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations.  We believe our estimate of the value of our tax contingencies is a critical accounting estimate as it contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued. Our estimate of our effective tax rates has not changed significantly in past years, with rates that ranged from 37.5% to 40.0%. The effect of a 1% increase in our estimated tax rates as of March 31, 2004, would result in an increase of $0.2 million to $7.9 million from $7.7 million in income tax expense for the three months ended March 31, 2004.

RISK FACTORS

Many statements contained in this report are forward-looking in nature. These statements are based on current plans, intentions or expectations and actual results could differ materially as we cannot guarantee that we will achieve these plans, intentions or expectations.  Key risks to our company are described in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2004.  In addition, we note the following risk:

The FCC has recently begun more vigorous enforcement of its indecency rules against the broadcast industry, which could have a material adverse effect on our business.

FCC regulations prohibit the broadcast of obscene material at any time and indecent material between the hours of 6:00 a.m. and 10:00 p.m. The FCC has recently indicated that it is enhancing its enforcement efforts relating to the regulation of indecency and has threatened on more than one occasion to initiate license revocation proceedings against a broadcast licensee who commits a “serious” indecency violation.  In addition, legislation has been introduced in Congress that would dramatically increase the penalties for broadcasting indecent programming and potentially subject broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast indecent material.  In addition, the FCC’s heightened focus on the indecency regulatory scheme against the broadcast industry generally, may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations.  Two of our stations are currently subject to indecency-related inquiries at the FCC’s Enforcement Bureau and we may in the future become subject to additional inquiries or proceedings related to our stations’ broadcast of indecent or obscene material.  To the extent that these inquiries or other proceedings result in the imposition of fines, revocation of any of our station licenses or denials of license renewal applications, our results of operation and business could be materially adversely affected.

ITEM 3.                  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate bank facility.  Under certain bank facility covenants that are measured periodically, we may be required from time to time to protect ourselves from interest rate fluctuations through the use of derivative rate hedging instruments.  If the borrowing rates under LIBOR were to increase 1% above the current rates as of March 31, 2004, our interest expense under our bank facility would increase approximately $2.0 million on an annual basis, including any interest expense associated with the use of derivative rate hedging instruments as described below. We do not have significant interest rate risk related to our senior subordinated notes, which has a fixed interest rate of 7.625%.

As of March 31, 2004, we had a derivative rate hedging transaction in place for a notional amount of $30.0 million that effectively fixes LIBOR at 5.8% and expires in 2008.  The fair value of the rate hedging transaction at March 31, 2004, based upon current market rates, is included as derivative instruments in other long-term liabilities according to the maturity date of the instrument. Our rate hedging transaction is tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The fair value of the hedging transaction is affected by a combination of several factors, including the change in the three-month LIBOR rate and the forward interest rate to maturity. Any increase in the three-month LIBOR rate and/or the forward interest rate to maturity results in a more favorable valuation, while any decrease in the three-month LIBOR rate and/or forward interest rate to maturity results in a less favorable valuation. The derivative instrument liability as of March 31, 2004 was $3.6 million, which represented an increase of $0.3 million from the balance as of December 31, 2003. This increase in liability was due primarily to a decrease in the forward interest rate to maturity and a decrease in LIBOR rates.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the our disclosure controls and procedures as of the end of the most recently completed quarterly period.  Based on the foregoing, our President/Chief Executive Officer and Executive Vice President/Chief Financial Officer concluded that, as of the end of the quarterly period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                  Legal Proceedings

We are from time to time involved in litigation incidental to the conduct of our business, but we are not a party to any lawsuit or proceeding that, in our opinion, is likely to have a material adverse effect on us.

On May 19, 2003 we acquired the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation, or Royce, for a purchase price of $21.2 million in cash. This acquisition was accomplished following extensive litigation.  Although we have successfully secured the assets of KWOD-FM through court ordered specific performance of the agreement, Royce has continued to appeal its case through the California judicial system.  While the order granting specific performance and ordering the transfer of the station is final, Royce has appealed the court’s determination that we were entitled to $3.8 million in damages as an offset against the original $25.0 million purchase price.  We cannot determine the amount of time required for the appeal process to be completed. We estimate that the impact of an unfavorable outcome will not materially impact our financial position, results of operations or cash flows.

We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, property, director and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by us are estimated, in part, by considering claims experience, demographic factors, severity factors, outside expertise and other actuarial assumptions.

The FCC has recently begun more vigorous enforcement against the broadcasting industry as a whole, of its indecency rules concerning the broadcast of obscene, indecent, or profane material. Potential changes to enhance the FCC’s authority in this area include the ability to impose substantially higher monetary forfeiture penalties, consider violations to be serious offenses in the context of license renewal applications, and, under certain circumstances, designate a license for hearing to determine whether such license should be revoked. In the event that this or similar legislation is ultimately enacted into law, we could face increased costs in the form of fines and a greater risk that we could lose one or more of our broadcasting licenses. We estimate that the effect of an unfavorable outcome could materially impact our financial position, results of operations or cash flows.

We have filed on a timely basis renewal applications for those radio stations where the radio broadcasting license is subject to renewal with the Federal Communications Commission. Certain licenses were not renewed prior to the renewal date. We continue to operate these radio stations under their existing licenses as we anticipate that the licenses will be renewed.

The Radio Music License Committee (“RMLC”), of which we are a participant, is currently in negotiations with American Society of Composers, Authors and Publishers (“ASCAP”) on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees. We are currently operating under an interim license agreement with ASCAP for the period commencing January 1, 2001 at the rates and terms reflected in the prior agreement. We estimate that an unfavorable outcome with ASCAP will not materially impact our financial position, results of operations or cash flows.

ITEM 2.                  Changes in Securities and Use of Proceeds

None to report.

ITEM 3.                  Defaults Upon Senior Securities

None to report.

ITEM 4.                  Submission of Matters to a Vote of Security Holders

None to report.

ITEM 5.                  Other Information

None to report.

ITEM 6.                  Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2) (Originally filed as Exhibit 3.02)
4.01	Indenture for the Convertible Subordinated Debentures due 2014 between Entercom Communications Corp., as issuer, and Wilmington Trust Company, as indenture trustee. (3)
4.02

Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee.  (2)  (Originally filed as Exhibit 4.02)

4.03

First Supplemental Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee.  (2)  (Originally filed as Exhibit 4.03)

10.01	Supplement dated March 9, 2004 to Employment Agreement dated August 6, 2002 between Entercom Communications Corp. and Stephen F. Fisher (4)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (4)(5)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (4)(5)

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

(b)           Reports on Form 8-K

On February 26, 2004 we filed a Current Report on Form 8-K regarding a February 23, 2004 press release announcing our fourth quarter 2003 and annual 2003 results and revenue and station operating expense guidance for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP. (Registrant)

Date: May 4, 2004	/S/ David J. Field
Name: David J. Field Title: President and Chief Executive Officer (principal executive officer)

Date: May 4, 2004	/S/ Stephen F. Fisher
Name: Stephen F. Fisher Title: Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2) (Originally filed as Exhibit 3.02)
4.01	Indenture for the Convertible Subordinated Debentures due 2014 between Entercom Communications Corp., as issuer, and Wilmington Trust Company, as indenture trustee. (3)
4.02

Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee.  (2)  (Originally filed as Exhibit 4.02)

4.03

First Supplemental Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee.  (2)  (Originally filed as Exhibit 4.03)

10.01	Supplement dated March 9, 2004 to Employment Agreement dated August 6, 2002 between Entercom Communications Corp. and Stephen F. Fisher (4)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (4)(5)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (4)(5)

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