Form 10-Q
period 2004-06-30
ENTERCOM COMMUNICATIONS CORP
filed 2004-08-03
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Class A Common Stock,  $.01 par value – 41,417,320 Shares Outstanding as of July 25, 2004

Class B Common Stock,  $.01 par value – 8,431,805 Shares Outstanding as of July 25, 2004

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

Key risks to our company are described in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2004, as well as in Part I Item II of this Form 10-Q.

i

PART I

FINANCIAL INFORMATION

ITEM 1.                                                 Financial Information

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND JUNE 30, 2004

(amounts in thousands)

(unaudited)

	DECEMBER 31, 2003	JUNE 30, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,894	$12,184
Accounts receivable, net of allowance for doubtful accounts	79,489	86,119
Prepaid expenses and deposits	4,167	6,934
Prepaid and refundable income taxes	2,959	5,578
Deferred tax assets	2,845	3,972
Total current assets	105,354	114,787

INVESTMENTS	12,329	10,924

PROPERTY AND EQUIPMENT:
Land, land easements and land improvements	14,328	14,594
Building	13,541	13,164
Equipment	99,504	101,925
Furniture and fixtures	15,309	14,808
Leasehold improvements	16,235	16,910
	158,917	161,401
Accumulated depreciation and amortization	(61,595)	(64,802)
	97,322	96,599
Capital improvements in progress	2,143	1,756
Net property and equipment	99,465	98,355

RADIO BROADCASTING LICENSES - Net	1,202,284	1,289,572

GOODWILL - Net	144,319	150,752

DEFERRED CHARGES AND OTHER ASSETS - Net	13,301	18,194

TOTAL	$1,577,052	$1,682,584

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND JUNE 30, 2004

(amounts in thousands)

(unaudited)

	DECEMBER 31, 2003	JUNE 30, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,735	$2,234
Accrued expenses	11,135	13,244
Accrued liabilities:
Salaries	6,869	7,530
Interest	4,099	4,081
Advertiser obligations and commissions	2,225	1,950
Other	375	913
Current portion of long-term debt	65,016	65,017
Total current liabilities	91,454	94,969

LONG-TERM LIABILITIES
Senior debt	179,027	199,518
7.625% senior subordinated notes	150,000	150,000
Deferred tax liabilities	116,771	136,001
Non-controlling interest - variable interest entity	—	74,873
Other long-term liabilities	8,190	7,435
Total long-term liabilities	453,988	567,827
Total liabilities	545,442	662,796

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	514	503
Additional paid-in capital	1,035,151	988,914
Accumulated (deficit)/retained earnings	(5,854)	30,142
Unearned compensation for unvested shares of restricted stock	(689)	(1,569)
Accumulated other comprehensive income	2,488	1,798
Total shareholders’ equity	1,031,610	1,019,788

TOTAL	$1,577,052	$1,682,584

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003 AND 2004

(amounts in thousands, except share and per share data)

(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2003	2004

NET REVENUES	$188,627	$200,715

OPERATING EXPENSES:
Station operating expenses	111,128	116,879
Depreciation and amortization	7,296	7,780
Corporate general and administrative expenses	7,263	7,651
Time brokerage agreement fees	702	181
Net loss on sale or disposal of assets	178	749
Total operating expenses	126,567	133,240
OPERATING INCOME	62,060	67,475

OTHER EXPENSE (INCOME):
Interest expense, including amortization of deferred financing costs of $565 in 2003 and $488 in 2004	10,595	9,618
Financing cost of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding solely convertible debentures of the Company	2,020	—
Interest income	(389)	(109)
Loss on extinguishment of debt	3,795	—
Net loss (gain) on derivative instruments	335	(1,031)
Loss on investments	—	176
TOTAL OTHER EXPENSE	16,356	8,654

INCOME BEFORE INCOME TAXES	45,704	58,821

INCOME TAXES	17,240	22,825

NET INCOME	$28,464	$35,996

NET INCOME PER SHARE - BASIC:	$0.56	$0.70
NET INCOME PER SHARE - DILUTED:	$0.56	$0.70

WEIGHTED AVERAGE SHARES:
Basic	50,543,069	51,269,969
Diluted	51,200,100	51,715,582

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 AND 2004

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED JUNE 30,
	2003	2004

NET REVENUES	$107,632	$113,677

OPERATING EXPENSES:
Station operating expenses	59,748	62,356
Depreciation and amortization	3,839	3,778
Corporate general and administrative expenses	3,726	3,943
Time brokerage agreement fees	100	181
Net loss on sale or disposal of assets	102	718
Total operating expenses	67,515	70,976
OPERATING INCOME	40,117	42,701

OTHER EXPENSE (INCOME):
Interest expense, including amortization of deferred financing costs of $245 in 2003 and $244 in 2004	5,258	4,800
Financing cost of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding solely convertible debentures of the Company	67	—
Interest income	(99)	(43)
Loss on extinguishment of debt	3,795	—
Net loss (gain) on derivative instruments	400	(1,361)
Loss on investments	—	176
TOTAL OTHER EXPENSE	9,421	3,572

INCOME BEFORE INCOME TAXES	30,696	39,129

INCOME TAXES	11,556	15,097

NET INCOME	$19,140	$24,032

NET INCOME PER SHARE - BASIC:	$0.37	$0.47
NET INCOME PER SHARE - DILUTED:	$0.37	$0.47

WEIGHTED AVERAGE SHARES:
Basic	51,209,316	51,051,206
Diluted	51,930,783	51,412,878

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30, 2003 AND 2004

(amounts in thousands)

(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2003	2004

NET INCOME	$28,464	$35,996

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX BENEFIT OR PROVISION:
Unrealized gain (loss) on investments, net of tax provision of $286 in 2003 and tax benefit of $436 in 2004	476	(690)
Unrealized gain on hedged derivatives, net of tax provision of $15 in 2003	25	—

COMPREHENSIVE INCOME	$28,965	$35,306

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2003 AND 2004

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED JUNE 30,
	2003	2004

NET INCOME	$19,140	$24,032

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX BENEFIT OR PROVISION:
Unrealized gain (loss) on investments, net of tax provision of $913 in 2003 and tax benefit of $721 in 2004	1,521	(1,142)

COMPREHENSIVE INCOME	$20,661	$22,890

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEAR ENDED DECEMBER 31, 2003 AND SIX MONTHS ENDED JUNE 30, 2004
(amounts in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Deficit)	Unearned Compen- sation	Accumulated Other Compre- hensive Income (Loss)	Total

	Class A		Class B
	Shares	Amount	Shares	Amount

Balance, December 31, 2002	40,547,918	$405	9,311,805	$93	$967,186	$(77,634)	$(256)	$711	$890,505
Net income	—	—	—	—	—	71,780	—	—	71,780
Conversion of Class B common stock to Class A common stock	869,900	9	(869,900)	$(9)	—	—	—	—	—
Conversion of TIDES to Class A common stock, net of deferred financing costs	1,384,668	14	—	—	59,206	—	—	—	59,220
Compensation expense related to granting of stock options	—	—	—	—	75	—	—	—	75
Compensation expense related to granting of restricted stock	18,148	—	—	—	824	—	(433)	—	391
Issuance of Class A common stock related to an incentive plan	15,271	—	—	—	611	—	—	—	611
Exercise of stock options	183,406	2	—	—	7,249	—	—	—	7,251
Net unrealized gain on investments	—	—	—	—	—	—	—	1,752	1,752
Net unrealized gain on hedged derivatives	—	—	—	—	—	—	—	25	25
Balance, December 31, 2003	43,019,311	430	8,441,905	84	1,035,151	(5,854)	(689)	2,488	1,031,610
Net income	—	—	—	—	—	35,996	—	—	35,996
Conversion of Class B common stock to Class A common stock	10,100	—	(10,100)	—	—	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	2	—	—	—	2
Compensation expense related to granting of restricted stock	25,174	—	—	—	1,195	—	(880)	—	315
Issuance of Class A common stock related to an incentive plan	8,723	—	—	—	305	—	—	—	305
Exercise of stock options	63,159	1	—	—	2,304	—	—	—	2,305
Net unrealized gain on investments	—	—	—	—	—	—	—	(690)	(690)
Repurchase and retirement of Class A common stock	(1,239,300)	(12)	—	—	(50,043)	—	—	—	(50,055)
Balance, June 30, 2004	41,887,167	$419	8,431,805	$84	$988,914	$30,142	$(1,569)	$1,798	$1,019,788

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2003 AND 2004

(amounts in thousands)

(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2003	2004

OPERATING ACTIVITIES:
Net income	$28,464	$35,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,296	7,780
Amortization of deferred financing costs	565	488
Deferred taxes	17,240	19,067
Tax benefit on exercise of options	502	378
Provision for bad debts	1,684	1,851
Loss on dispositions and exchanges of assets	178	749
Non-cash stock-based compensation expense	211	317
Loss on investments	—	176
Net loss (gain) on derivative instruments	335	(1,031)
Deferred rent	332	234
Loss on extinguishment of debt	3,795	—
Deferred compensation	—	44
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
Accounts receivable	(3,678)	(6,860)
Prepaid expenses and deposits	(1,067)	(2,600)
Prepaid and refundable income taxes	58	(2,619)
Accounts payable and accrued liabilities	163	2,355
Net cash provided by operating activities	56,078	56,325

INVESTING ACTIVITIES:
Additions to property and equipment	(8,428)	(3,365)
Proceeds from sale of property, equipment, intangibles and other assets	90	787
Purchases of radio station assets	(79,181)	(25,229)
Deferred charges and other assets	(53)	(217)
Cash of variable interest entity	—	241
Purchases of investments	(189)	(24)
Proceeds from investments	—	127
Station acquisition deposits and costs	26,788	(5,024)
Net cash used in investing activities	(60,973)	(32,704)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	93,000	65,000
Payments of long-term debt	(104,726)	(44,508)
Payments upon redemption of TIDES	(66,079)	—
Proceeds from issuance of stock under the employee stock plan	321	305
Purchase of the Company’s Class A common stock	—	(50,055)
Proceeds from the exercise of stock options	2,101	1,927
Net cash used in financing activities	(75,383)	(27,331)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(80,278)	(3,710)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	92,593	15,894
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,315	$12,184

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2003 AND 2004

(amounts in thousands, except share data)

(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2003	2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10,455	$9,193
Interest on TIDES	$2,020	$—
Income taxes paid	$10	$6,535

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES -

In connection with the issuance of certain awards of Restricted Stock for 18,148 shares and 25,174 shares of Class A Common Stock for the six months ended June 30, 2003 and 2004, respectively, the Company increased its additional paid-in-capital by $823 and $1,195 for the six months ended June 30, 2003 and 2004, respectively.

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

In connection with the consolidation of a variable interest entity, the Company has excluded, other than cash of $0.2 million, the non-cash effect of the variable interest entity on the condensed consolidated statements of cash flows (see Note 10 for a further discussion of the variable interest entity).

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2003 AND 2004

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

Principles of Consolidation

 The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All inter-company transactions and balances have been eliminated in consolidation.  The Company also considers the applicability of Financial Accounting Standards Board (“FASB”) Financial Interpretation No. (“FIN”) 46R (as revised), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which would include any variable interest entities that are required to be consolidated by the primary beneficiary (see Note 10, Pending Acquisitions).

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

Recent Accounting Pronouncements

On March 31, 2004, the FASB issued an exposure draft of a proposed standard that, if adopted, will significantly change the accounting for employee stock options, commonly referred to as equity-based compensation. Comments are expected on the exposure draft, which if adopted in its current form, will require the Company to expense stock options using a suggested method different than the method the Company currently uses to determine the fair value of options. Management anticipates that if the new standard is adopted, the standard will impact the Company’s financial position and results of operations (see Note 2 for a discussion of the Company’s current treatment of stock-based compensation ).

2.                                      INCENTIVE STOCK-BASED COMPENSATION

The Company accounts for its incentive stock-based compensation under the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” as interpreted by FIN 44, “Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25.”  The Company presents the pro forma disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and related Interpretations.  SFAS No. 123 requires disclosure of the pro forma effects on net income and net income per share had the fair value recognition provisions of SFAS No. 123 been adopted.  SFAS No. 123 permits the use of either a fair value based method or the intrinsic value method to measure the expense associated with stock-based compensation arrangements.

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

The weighted average fair value of each option granted under the various stock option plans for the six months ended June 30, 2003 and 2004 was $18.78 and $13.25 respectively, and for the three months ended June 30, 2003 and 2004 was $19.79 and $12.18, respectively.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months and Three Months Ended June 30,
	2003	2004
Expected life (years)	5.00	5.00
Expected volatility factor	0.44	0.24
Risk-free interest rate (%)	2.76	3.00
Expected dividend yield (%)	—	—

In accordance with the interim disclosure provisions of SFAS No. 148, the following table presents the pro forma effect on our net income had compensation expense under the Equity Compensation Plan (see Note 3) been recorded for the six months and three months ended June 30, 2003 and 2004, as determined under the fair value method:

	Six Months Ended June 30,
	2003	2004
	(amount in thousands, except per share data) (unaudited)

Net income - as reported	$28,464	$35,996
Add: Compensation expense included in net income, net of taxes of $14 and $1 in 2003and 2004, respectively	23	1
Subtract: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes of $4,622 and $4,402 in 2003 and 2004, respectively	7,703	6,953
Net income - pro forma	$20,784	$29,044
Basic net income per share - as reported	$0.56	$0.70
Basic net income per share - pro forma	$0.41	$0.57
Diluted net income per share - as reported	$0.56	$0.70
Diluted net income per share - pro forma	$0.41	$0.56

	Three Months Ended June 30,
	2003	2004
	(amount in thousands, except per share data) (unaudited)

Net income - as reported	$19,140	$24,032

Add: Compensation expense included in net income, net of taxes of $7 in 2004	11	—
Subtract: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes of $2,477 and $2,295 in 2003 and 2004, respectively	4,129	3,440
Net income - pro forma	$15,022	$20,592
Basic net income per share - as reported	$0.37	$0.47
Basic net income per share - pro forma	$0.29	$0.40
Diluted net income per share - as reported	$0.37	$0.47
Diluted net income per share - pro forma	$0.29	$0.40

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

Options

During the six months ended June 30, 2003 and 2004, the Company issued non-qualified options to purchase 1,283,916 shares and 820,500 shares, respectively, of its Class A Common Stock at prices per share ranging from $44.02 to $51.01 and $38.77 to $52.99, respectively. All of the options become exercisable over a four-year period.  In connection with the award of stock options, the Company recognized non-cash stock-based compensation expense in amounts of less than $0.1 million for each of the six months ended June 30, 2003 and 2004, respectively. The Company recognized non-cash stock-based compensation expense of less than $0.1 million for the three months ended June 30, 2003.

Restricted Stock

During the six months ended June 30, 2003 and 2004, the Company issued 18,148 shares and 25,174 shares of restricted stock, respectively, and increased its additional paid-in-capital by $0.8 million and $1.2 million, respectively. The shares of restricted stock vest over periods that range from one to four years. In connection with awards of restricted stock, the Company recognized non-cash stock-based compensation expense in the amounts of $0.2 million and $0.3 million for the six months ended June 30, 2003 and 2004, respectively, and $0.1 million and $0.2 million for the three months ended June 30, 2003 and 2004, respectively.

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

For the Six Months Ended June 30, 2003

During the first quarter of 2003, the Company completed the non-amortizing intangible asset impairment test for broadcasting licenses and determined that (1) the reporting unit was a radio market and (2) the fair value of the broadcasting licenses was equal to or greater than the amount reflected in the balance sheet for each of the markets tested.  Based upon the results of the asset impairment test, no impairment charge was recorded for the six months ended June 30, 2003.

For the Six Months Ended June 30, 2004

During the first quarter of 2004, the Company completed the non-amortizing intangible asset impairment test for broadcasting licenses and determined that (1) the reporting unit was a radio market and (2) the fair value of the broadcasting licenses was equal to or greater than the amount reflected in the balance sheet for each of the markets tested. Based upon the results of the asset impairment test, no impairment charge was recorded. No event occurred or circumstances changed since the first quarter 2004 impairment test that would, more likely than not, change the fair value of broadcasting licenses below the amount reflected in the balance sheet and accordingly, no impairment charge was recorded for the six months ended June 30, 2004. If actual market conditions are less favorable than those projected by the industry or the Company, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s broadcasting licenses below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods. The amount of unamortized broadcasting licenses reflected in the balance sheet as of June 30, 2004 was $1.3 billion (see Note 10 for a discussion of the treatment of a pending acquisition and the applicability of FIN 46R).

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

For the Six Months Ended June 30, 2003

The Company performed its annual impairment test during the second quarter of 2003 by comparing the fair value for each market with the amount reflected on the balance sheet. The Company recorded no impairment charges for the six months ended June 30, 2003.

For the Six Months Ended June 30, 2004

The Company performed its annual impairment test during the second quarter of 2004 by comparing the fair value for each market with the amount reflected on the balance sheet. The Company recorded no impairment charges for the six months ended June 30, 2004. If actual market conditions are less favorable than those projected by the industry or the Company, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods. The amount of goodwill reflected in the balance sheet as of June 30, 2004 was $150.8 million (see Note 10 for a discussion of the treatment of a pending acquisition and the applicability of FIN 46R).

For the six months ended 2004, the change in the carrying amount of goodwill, in thousands, is as follows:

June 30, 2004

Balance as of the beginning of the year	$144,319
Goodwill of Variable Interest Entity	6,077
Goodwill acquired during the six months ended June 30, 2004	356
Balance as of the end of the period	$150,752

The changes in goodwill during the six months ended June 30, 2004, were primarily related to the: (1) the consolidation of a variable interest entity associated with the pending acquisition in Indianapolis and (2) the acquisition of radio stations during the second quarter of 2004.

(B) Definite-Lived Intangibles

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships,  acquired advertising contracts and income leases that are amortized in accordance with SFAS No. 142. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The amounts of the amortization expense for definite-lived intangible assets were $391 thousand and $323 thousand for the six months ended June 30, 2003 and 2004, respectively, and $370 thousand and $41 thousand for the three months ended June 30, 2003 and 2004, respectively. As of June 30. 2004, the Company reflected $1.0 million in unamortized definite-lived assets, which amounts are included in deferred charges and other assets on the balance sheet.

The following estimate of amortization expense for definite-lived assets, in thousands, for each of the succeeding years ending December 31, includes the definite-lived assets of the variable interest entity (see Note 10 for a discussion of the variable interest entity):

Definitive- Lived Assets
Years ending December 31,
2004 (excludes the six months ended June 30, 2004)	$373
2005	162
2006	103
2007	37
2008	23
Thereafter	306
Total	$1,004

5.                                      ACQUISITIONS AND UNAUDITED PRO FORMA SUMMARY

Acquisitions for the Six Months Ended June 30, 2004

Buffalo, New York

On May 5, 2004, the Company acquired from Adelphia Communications Corporation, under a Federal Bankruptcy Court ordered sale, the assets of WNSA-FM (in May 2004, the call letters were changed to WLKK-FM) serving the Buffalo radio market. The purchase price was $10.5 million in cash, of which $0.9 million was paid as a deposit on March 5, 2004. The source of the funds used to complete this transaction was as follows: (1) $5.6 million was paid from cash on hand; (2) $4.0 million was paid from funds borrowed under the Company’s senior bank facility; and (3) $0.9 million was paid from the March 5, 2004 deposit. The Company recorded $0.1 million of goodwill, which amount is fully deductible for income tax purposes. The fair values assigned to the assets acquired did not include a value for advertiser list, customer relationships or acquired advertising contracts as no advertising contracts were transferred, no employees were hired and the Company changed the format of the station. The Company believes that the addition of WLKK-FM to the six stations the Company currently operates in this market will allow the Company to compete more effectively by increasing the Company’s share of market revenues.

For this acquisition, the aggregate purchase price, including transaction costs of  $0.1 million, was allocated as follows and is based upon information available at this time and is subject to change:

Assets Description	Amount	Asset Lives
	(in thousands)

Land	$53	non-depreciating
Land improvements	14	15 years
Building	139	20 years
Equipment	1,045	5 to 15 years
Furniture and fixtures	7	5 years
Total tangible assets	1,258

Broadcast rights	30	3 years
Broadcasting licenses	9,147	non-amortizing
Goodwill	127	non-amortizing
Total intangible assets	9,304

Total purchase price	$10,562

Providence, Rhode Island

On June 15, 2004, the Company acquired from FNX Broadcasting of Rhode Island LLC, the assets of WWRX-FM (in April 2004, the call letters were changed to WEEI-FM), serving the Providence, Rhode Island radio market for a purchase price of $14.6 million in cash, of which $1.0 million was paid as a deposit on March 22, 2004.  The source of the funds used to complete this transaction was as follows: (1) $13.6 million was paid from funds borrowed under the Company’s senior bank facility; and (2) $1.0 million was paid from the March 22, 2004 deposit. The Company recorded $0.2 million of goodwill, which amount is fully deductible for income tax purposes. The Company, which does not currently own or operate any other radio station in the Providence market, expects that the proximity of this market to the stations that the Company currently operates in the Boston radio market, will allow for certain synergies in programming, sales and administration. On April 16, 2004 the Company commenced operations under a time brokerage agreement and began simulcasting most of the programming of the Company’s Boston radio station, WEEI-AM.

For this acquisition, the aggregate purchase price, including transaction costs of $0.1 million, was allocated as follows and is based upon information available at this time and is subject to change:

Assets Description	Amount	Asset Lives
	(in thousands)

Acquired advertising credit	$25	less than 1 year

Furniture and equipment	39	5 years
Equipment	292	3 to 5 years
Total tangible assets	331

Advertiser list and customer relationships	22	3 years
Acquired advertising contracts	4	less than 1 year
Broadcasting licenses	14,054	non-amortizing
Goodwill	200	non-amortizing
Total intangible assets	14,280

Total purchase price	$14,636

Unaudited Pro Forma Summary

The following unaudited pro forma summary presents the consolidated results of operations as if any acquisitions which occurred during the period of January 1, 2003 through June 30, 2004 had all occurred as of January 1, 2003. The summary is also pro forma to include certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund acquisitions which would have been incurred had such acquisitions occurred as of January 1, 2003. For a discussion of these acquisitions, please refer to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2004 which should be read in conjunction with the Company’s condensed consolidated financial statements, the related notes and all other information included elsewhere in this Form 10-Q. These unaudited pro forma results, which do not reflect: (1) dispositions of radio stations and (2) acquisitions and dispositions of certain contracts or joint sales agreements, have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Six Months Ended June 30,
	2003	2004
	(amounts in thousands, except per share data)
	Pro Forma	Pro Forma

Net revenues	$192,567	$201,280
Net income	$26,409	$35,558
Net income per share - basic	$0.52	$0.69
Net income per share - diluted	$0.52	$0.69

6.                                      SENIOR DEBT

Credit Agreement

The Company has a bank credit agreement (the “Bank Facility”) with a syndicate of banks which initially provided for senior secured credit of $650.0 million consisting of: (1) a $325.0 million reducing revolving credit facility (“Revolver”) and (2) a $325.0 million multi-draw term loan (“Term Loan”).  The Revolver and Term Loan, which mature on September 30, 2007, each reduce on a quarterly basis that began on September 30, 2002, in quarterly amounts that vary from $12.2 million to $16.3 million for each loan.  As of June 30, 2004, the Company had outstanding under the Bank Facility: (i) $211.3 million Term Loan; (ii) $53.0 million Revolver Loan; and (iii) a $0.4 million Letter of Credit under the Revolver. Under the Term Loan, the Company prepaid in February 2004 and April 2004, the principal in the amount of $16.3 million that was due on March 31, 2004 and June 30, 2004, respectively. The Bank Facility requires the Company to comply with certain financial covenants and leverage ratios that are defined terms within the agreement and that include but are not limited to the following:  (a) Total Debt to Operating Cash

Flow, (b) Operating Cash Flow to Interest Expense, (c) Operating Cash Flow to Pro Forma Debt Service and (d) Operating Cash Flow to Fixed Charges.  Management believes that the Company is in compliance with all financial covenants and leverage ratios and all other terms of the Bank Facility. The amount available under the $325.0 million Revolver as of June 30, 2004, was $157.9 million, subject to covenant compliance at the time of each borrowing and quarterly debt reduction commitments (see Note 17, Subsequent Events, for a discussion of the Bank Facility).

Interest Rate Transactions

The Company enters into interest rate transactions with different banks to diversify its risk associated with interest rate fluctuations against the variable rate debt under the Bank Facility and to comply with certain covenants under the Bank Facility.  Under these transactions, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt.  As of June 30, 2004, the Company had an interest rate transaction outstanding with a notional amount of $30.0 million and an initial term of 10 years, that effectively fixes the interest at a rate of 5.8% on borrowings equal to the total notional amount (see Note 9).

7.                                      SENIOR SUBORDINATED NOTES

On March 5, 2002 the Company’s wholly owned subsidiary, Entercom Radio, LLC, completed a $150.0 million offering of 7.625% Senior Subordinated Notes (“Notes”) due March 1, 2014 and received net proceeds of $145.7 million. There were approximately $4.3 million in deferred offering costs recorded in connection with the sale, which are amortized to interest expense over the life of the Notes using the effective interest rate method.

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

9.                                      DERIVATIVE AND HEDGING ACTIVITIES

In accordance with the provisions of SFAS No. 133, “Accounting for Derivative and Hedging Activities,” that was amended by SFAS No. 137, SFAS No. 138 and SFAS 149, the Company follows established accounting and reporting standards for (1) derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives and (2) hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects net income (loss). SFAS No. 133 defined new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting under this standard.  A derivative that does not qualify as a hedge is marked to fair value through the statement of operations. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item.  If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

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

For the Six and Three Months Ended June 30, 2004

Non-Hedge Accounting Treatment

During the six and three months ended and as of June 30, 2004, the Company had a derivative outstanding with a notional amount of $30.0 million that did not qualify for hedge accounting treatment. For the six and three months ended June 30, 2004, the Company recorded to the statement of operations a $1.0 million gain under net gain on derivative instruments and a $1.3 million gain under net gain on derivative instruments, respectively.

Hedge Accounting Treatment

 During the six and three months ended June 30, 2004, the Company had no derivatives outstanding that qualified for hedge accounting treatment.

10.                               COMMITMENTS AND CONTINGENCIES

Pending Acquisition

Indianapolis, Indiana

On April 21, 2004, the Company entered into an asset purchase agreement with Mystar Communications Corporation (“Mystar”) to acquire the assets of WTPI-FM, WXNT-AM and WZPL-FM, serving the Indianapolis, Indiana radio market for $73.5 million in cash, of which $5.0 million was paid as a deposit on April 22, 2004.  Concurrently with the execution of the asset purchase agreement, the Company also entered into a time brokerage agreement (“TBA”), under the provisions of which the Company commenced operations on June 1, 2004. The net revenues, station operating expenses and TBA fees associated with operating these stations were included in the condensed consolidated financial statements for the six months and three months ended June 30, 2004 (see Note 10 below for the applicability of FIN 46R and its effect on the condensed consolidated balance sheets as of June 30, 2004).

This transaction, which is subject to approval by the Federal Communications Commission, is expected to close in the third quarter of 2004. The Company does not currently own or operate any other radio stations in this market.

Pending Acquisition and the Applicability of FIN 46R

Under the provisions of FIN 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” the Company includes any variable interest entities that are required to be consolidated by the primary beneficiary. FIN 46R expands upon and strengthens existing accounting guidance that addresses when a company should consolidate in its financial statements the assets, liabilities and operating results of another entity. In connection with the Mystar transaction, the Company determined that FIN 46R was applicable as the Company has a variable interest in and is the primary beneficiary. As the primary beneficiary, the Company could incur the expected losses that could arise from the variability of the fair value of Mystar. As a result, the Company included in the condensed consolidated balance sheets as of June 30, 2004, the fair value of all of the assets and liabilities of Mystar that contained the assets that are to be acquired under the asset purchase agreement (see Note 10 above for the treatment under the TBA and its effect on the condensed consolidated financial statements for the six months and three months ended June 30, 2004). Upon closing of this transaction, the Company expects to deconsolidate the assets and liabilities of Mystar that are not part of the asset purchase agreement. In the event of a default by the Company under this transaction, the recourse of the creditors of the consolidated variable interest entity against the Company is limited to the $5.0 million security deposit as liquidated damages.

The fair value of the assets and liabilities of the variable interest entity as of June 30, 2004 is reflected in the table as follows:

Description of Assets and Liabilities	Amount
(in thousands)
Cash	$241
Accounts receivable	1,618
Prepaid expenses	142
Total current assets	2,001
Land and land improvements	403
Buildings	29
Equipment	1,713
Furniture and equipment	188
Leasehold improvements	3
Total tangible assets	2,336
Advertiser list and customer relationships	51
Acquired advertising contracts	284
Acquired income leases	405
Broadcasting licenses	64,347
Goodwill	6,077
Total intangible assets	71,164
Total assets	$75,501

Accounts payable	$316
Accrued expenses	176
Accrued liabilities:
Salaries	137
Total current liabilities	629
Notes payable	22,215
Non-controlling interest	52,657
Total liabilities	$75,501

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

Guarantor Arrangements

Under the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,”  a guarantor recognizes at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The accounting requirements for the initial recognition of guarantees were applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective during the first quarter of fiscal 2003 for all guarantees outstanding, regardless of when they were issued or modified. The following is a summary of agreements that the Company has determined are within the scope of FIN 45.

As permitted under Pennsylvania law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid.  As a result of this insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal.  All of these indemnification agreements were in effect prior to December 31, 2002 and are therefore not subject to the initial recognition provisions of FIN 45. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2004.

The Company has an outstanding letter of credit as of June 30, 2004 in the amount of $0.4 million in connection with a general insurance liability policy.  The fair value of the letter of credit, which was grand-fathered under the provisions of FIN 45 as it was in effect prior to December 31, 2002, was minimal and accordingly, the Company has not recorded any liability for this agreement as of June 30, 2004.

Under the Company’s Bank Facility, the Company is required to reimburse lenders for any increased costs that they may incur in an event of a change in law, rule or regulation resulting in their reduced returns from any change in capital requirements. The Company can not estimate the potential amount of any future payment under this provision nor can the Company predict if such event will ever occur.

The Company enters into standard indemnification agreements in the ordinary course of business. Under these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of June 30, 2004.

In connection with most of the Company’s acquisitions, the Company enters into time brokerage agreements or local marketing agreements for specified periods of time, typically six months or less, whereby the Company indemnifies the owner and operator of the radio station, their employees, agents and contractors from liability, claims, and damages arising from the activities of operating the radio station under such agreements. Although the Company is currently operating three radio stations under one of these agreements as of June 30, 2004 (see Note 10, pending acquisitions) and has operated radio stations previously under these agreements, the maximum potential amount of any future payments the Company could be required to make for any such current and previous indemnification obligations is undeterminable at this time. The Company has not, however, previously incurred any significant costs to defend lawsuits or settle claims relating to any such indemnification obligation.

11.                               SHAREHOLDERS’ EQUITY

Sale of Class B Common Stock

On September 10, 2003 the Company’s Chairman, Joseph M. Field, adopted a Planned Diversification Program (“Program”) pursuant to SEC Rule 10b5-1 to sell, through an independent broker-dealer, up to 1.1 million shares of the Company’s Class B Common Stock over the course of twelve months.  These shares include the 0.1 million shares that remained unsold under Mr. Field’s previous Planned Diversification Program dated September 10, 2002. Upon public sale, the Class B Common Stock is automatically converted into shares of its Class A Common Stock. As of June 30, 2004, 800,000 shares of Class B Common Stock were sold under the Program. Even if the remaining 300,000 shares are sold under the Program, Joseph M. Field will remain the Company’s largest and controlling shareholder.

Company Share Repurchase Program

On May 13, 2004 the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million. The share repurchase program will be conducted over a period of one year. Any purchases under this program may be made from time-to-time in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. In order to facilitate the purchase of shares during periods when the Company is not otherwise permitted to purchase shares, on June 10, 2004 the Company entered into a 10b5-1 Plan under the Exchange Act of the Securities and Exchange Commission.  All shares repurchased are immediately retired.

As of June 30, 2004, the Company repurchased 1.2 million shares of Class A Common Stock at an aggregate purchase price of $50.1 million representing an average price of $40.39 per share.  The shares were immediately retired upon repurchase.

Since July 1, 2004, the Company repurchased 0.5 million shares of Class A Common Stock at an aggregate purchase price of $17.3 million representing an average price of $36.86 per share (see Note 17, Subsequent Events, in the accompanying condensed consolidated financial statements).  Under this program, $32.7 million remains available for share repurchase as of July 31, 2004.

12.                               DEFERRED COMPENSATION PLAN

In December 2003, the Company’s Board of Directors approved an unfunded deferred compensation plan that provides a select group of the Company’s management and highly compensated employees with an opportunity to supplement their retirement or other savings on a tax favored basis, and as a means for the Company to provide these employees with additional deferred compensation benefits. The obligations by the Company to pay these benefits under the plan represent unsecured general obligations that rank equally with the Company’s other unsecured and unsubordinated indebtedness.  As of June 30, 2004, $0.3 million was deferred under this plan and was included in other long-term liabilities in the consolidated balance sheet. For the six and three months ended June 30, 2004, the Company recorded amounts under $0.1 million in unfunded compensation expense to Corporate General and Administrative Expense. The Company also recorded a deferred tax asset of $0.1 million in connection with this liability as the tax benefit of the deferred tax asset is not realized for tax purposes until the liability is paid.

13.                               NET INCOME PER SHARE

The net income per share (“EPS”) is calculated in accordance with SFAS No. 128, “Earnings Per Share” which requires presentation of basic net income per share and diluted net income per share.  Basic net income per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes stock options (using the treasury stock method). Anti-dilutive instruments are not considered in this calculation. For the six months and three months ended June 30, 2003 and 2004, stock options were included in the calculation of net income per share as they were dilutive.

	SIX MONTHS ENDED
	JUNE 30, 2003			JUNE 30, 2004
	(amounts in thousands, except share and per share data)
	Income	Shares	EPS	Income	Shares	EPS
Basic net income per share:
Net income	$28,464	50,543,069	$0.56	$35,996	51,269,969	$0.70
Impact of options		657,031			445,613
Diluted net income per share:
Net income	$28,464	51,200,100	$0.56	$35,996	51,715,582	$0.70

For the six months ended June 30, 2003 and 2004, outstanding options to purchase 1,218,049 and 3,566,130 shares, respectively, of Class A Common Stock at option exercise prices per share ranging from $47.76 to $57.63 and from $44.90 to $57.63, respectively, were excluded from the computation of diluted net income per share as the options’ exercise price was greater than the average market price of the stock.

	THREE MONTHS ENDED
	JUNE 30, 2003			JUNE 30, 2004
	(amounts in thousands, except share and per share data)
	Income	Shares	EPS	Income	Shares	EPS
Basic net income per share:
Net income	$19,140	51,209,316	$0.37	$24,032	51,051,206	$0.47
Impact of options		721,467			361,672
Diluted net income per share:
Net income	$19,140	51,930,783	$0.37	$24,032	51,412,878	$0.47

For the three months ended June 30, 2003 and 2004, outstanding options to purchase 146,761 and 3,998,197 shares, respectively, of Class A Common Stock at option exercise prices per share ranging from $48.39 to $57.63 and from $45.28 to $57.63, respectively, were excluded from the computation of diluted net income per share as the options’ exercise price was greater than the average market price of the stock.

14.                               GUARANTOR FINANCIAL INFORMATION

Entercom Radio, LLC (“Radio”), a wholly-owned subsidiary of Entercom Communications Corp., is the borrower of the Company’s senior debt under the Bank Facility, described in Note 6, and is the borrower of the Company’s 7.625% Senior Subordinated Notes, described in Note 7, with Entercom Communications Corp. and Radio’s subsidiaries as the guarantors.  Radio holds the ownership interest in various subsidiary companies that own the operating assets, including broadcasting licenses, permits, authorizations and cash royalties. Entercom Communications Capital Trust (“Trust”), the issuer of the 6.25% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES), was a wholly owned subsidiary of Entercom Communications Corp. On March 4, 2003, Entercom Communications Corp. announced its decision to redeem on April 7, 2003 all of the outstanding 6.25% Convertible Subordinated Debentures, which resulted in the corresponding redemption of the TIDES (see Note 8). Following these redemptions, Trust was dissolved in June, 2003.

Under the Bank Facility, Radio is permitted to make distributions to Entercom Communications Corp. in amounts as defined, that are required to pay Entercom Communications Corp.’s reasonable overhead costs, other costs associated with conducting the operations of Radio and its subsidiaries, interest on the TIDES and the redemption of the TIDES.  Under the Company’s 7.625% Senior Subordinated Notes, Radio is permitted to make distributions to Entercom Communications Corp. in amounts, as defined, that are required to pay Entercom Communications Corp’s overhead costs and other costs associated with conducting the operations of Radio and its subsidiaries, Entercom Communications Corp.’s payment of interest on the TIDES and Entercom Communications Corp.’s redemption of the 6.25% Convertible Subordinated Debentures.

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

The following tables set forth condensed consolidating financial information for:

•                  Entercom Communications Corp. and Radio:

•                  the balance sheets as of December 31, 2003 and June 30, 2004;

•                  the statements of operations for the six months and three months ended June 30, 2004; and

•                  the statements of cash flows for the six months and three months ended June 30, 2004.

•                  Entercom Communications Corp., Trust and Radio:

•                  the statements of operations for the six months and three months ended June 30, 2003; and

•                  the statements of cash flows for the six months ended June 30, 2003.

Condensed Balance Sheets as of December 31, 2003

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total

ASSETS:
Current assets	$4,261	$101,093	$—	$105,354
Net property and equipment	1,753	97,712	—	99,465
Radio broadcasting licenses - Net	—	1,202,284	—	1,202,284
Goodwill - Net	—	144,319	—	144,319
Other long-term assets - Net	407	25,223	—	25,630
Investment in subsidiaries	1,028,266	—	(1,028,266)	—
Total assets	$1,034,687	$1,570,631	$(1,028,266)	$1,577,052

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities	$1,060	$90,394	$—	$91,454
Long-term liabilities	2,017	451,971		453,988
Total liabilities	3,077	542,365	—	545,442

Shareholders’ equity
Preferred stock	—	—	—	—
Class A, B and C common stock	514	—	—	514
Additional paid-in capital	1,035,151	—	—	1,035,151
Retained earnings (deficit)	(5,854)	1,025,778	(1,025,778)	(5,854)
Unearned compensation for shares of unvested restricted stock	(689)	—	—	(689)
Accumulated other comprehensive income	2,488	2,488	(2,488)	2,488
Total shareholders’ equity	1,031,610	1,028,266	(1,028,266)	1,031,610
Total liabilities and shareholders’ equity	$1,034,687	$1,570,631	$(1,028,266)	$1,577,052

Condensed Balance Sheets as of June 30, 2004

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total

ASSETS:
Current assets	$2,730	$112,057	$—	$114,787
Net property and equipment	1,165	97,190	—	98,355
Radio broadcasting licenses - Net	—	1,289,572	—	1,289,572
Goodwill - Net	—	150,752	—	150,752
Other long-term assets - Net	420	28,698	—	29,118
Investment in subsidiaries	1,017,152	—	$(1,017,152)	—
Total assets	$1,021,467	$1,678,269	$(1,017,152)	$1,682,584

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities	$(604)	$95,573	$—	$94,969
Long-term liabilities	2,283	565,544	—	567,827
Total liabilities	1,679	661,117	—	662,796

Shareholders’ equity
Preferred stock	—	—	—	—
Class A, B and C common stock	503	—	—	503
Additional paid-in capital	988,914	—	—	988,914
(Accumulated deficit)/retained earnings	30,142	1,015,354	(1,015,354)	30,142
Unearned compensation for unvested shares of restricted stock	(1,569)	—	—	(1,569)
Accumulated other comprehensive loss	1,798	1,798	(1,798)	1,798
Total shareholders’ equity	1,019,788	1,017,152	(1,017,152)	1,019,788
Total liabilities and shareholders’ equity	$1,021,467	$1,678,269	$(1,017,152)	$1,682,584

Statements of Operations for the Six Months Ended June 30, 2003

(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$275	$2,020	$188,627	$(2,295)	$188,627

OPERATING EXPENSES:
Station operating expenses	—	—	111,403	(275)	111,128
Depreciation and amortization	473	—	6,823	—	7,296
Corporate G&A expenses	7,218	—	45	—	7,263
Time brokerage agreement fees	—	—	702	—	702
Net loss on sale of assets	28	—	150	—	178
Total operating expenses	7,719	—	119,123	(275)	126,567

OPERATING INCOME (LOSS)	(7,444)	2,020	69,504	(2,020)	62,060

OTHER EXPENSE (INCOME):
Interest expense	—	—	10,595	—	10,595
Financing cost of TIDES	2,020	2,020	—	(2,020)	2,020
Interest income	(2)	—	(387)	—	(389)
Loss on extinguishment of debt	3,795	—	—	—	3,795
Net loss on derivative instruments	—	—	335	—	335
Gain from equity investment in subsidiaries	(58,799)	—	—	58,799	—
Total expense (income)	(52,986)	2,020	10,543	56,779	16,356
INCOME BEFORE INCOME TAXES	45,542	—	58,961	(58,799)	45,704

INCOME TAXES	17,078	—	162	—	17,240

NET INCOME	$28,464	$—	$58,799	$(58,799)	$28,464

Statements of Operations for the Six Months Ended June 30, 2004

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$280	$200,715	$(280)	$200,715

OPERATING EXPENSES (INCOME):
Station operating expenses	—	117,159	(280)	116,879
Depreciation and amortization	240	7,540	—	7,780
Corporate G&A expenses	7,579	72	—	7,651
Time brokerage agreement fees	—	181	—	181
Net loss on sale of assets	1	748	—	749
Total operating expenses	7,820	125,700	(280)	133,240

OPERATING INCOME (LOSS)	(7,540)	75,015	—	67,475

OTHER EXPENSE (INCOME):
Interest expense	—	9,618	—	9,618
Interest income	(2)	(107)	—	(109)
Net gain on derivative instruments	—	(1,031)	—	(1,031)
Loss on investments	—	176	—	176
Gain from equity investment in subsidiaries	(65,132)	—	65,132	—
Total expense (income)	(65,134)	8,656	65,132	8,654

INCOME BEFORE INCOME TAXES	57,594	66,359	(65,132)	58,821

INCOME TAXES	21,598	1,227	—	22,825

NET INCOME	$35,996	$65,132	$(65,132)	$35,996

Statements of Operations for the Three Months Ended June 30, 2003

(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$139	$67	$107,632	$(206)	$107,632

OPERATING EXPENSES:
Station operating expenses	—	—	59,887	(139)	59,748
Depreciation and amortization	232	—	3,607	—	3,839
Corporate G&A expenses	3,704	—	22	—	3,726
Time brokerage agreement fees	—	—	100	—	100
Net loss on sale of assets	28	—	74	—	102
Total operating expenses	3,964	—	63,690	(139)	67,515

OPERATING INCOME (LOSS)	(3,825)	67	43,942	(67)	40,117

OTHER EXPENSE (INCOME):
Interest expense	—	—	5,258	—	5,258
Financing cost of TIDES	67	67	—	(67)	67
Interest income	(1)	—	(98)	—	(99)
Loss on extinguishment of debt	3,795	—	—	—	3,795
Net loss on derivative instruments	—	—	400	—	400
Gain from equity investment in subsidiaries	(38,310)	—	—	38,310	—
Total expense (income)	(34,449)	67	5,560	38,243	9,421

INCOME BEFORE INCOME TAXES	30,624	—	38,382	(38,310)	30,696

INCOME TAXES	11,484	—	72	—	11,556

NET INCOME	$19,140	$—	$38,310	$(38,310)	$19,140

Statements of Operations for the Three Months Ended June 30, 2004

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$141	$113,677	$(141)	$113,677

OPERATING EXPENSES (INCOME):
Station operating expenses	—	62,497	(141)	62,356
Depreciation and amortization	124	3,654	—	3,778
Corporate G&A expenses	3,906	37	—	3,943
Time brokerage agreement fees	—	181	—	181
Net loss on sale of assets	—	718	—	718
Total operating expenses	4,030	67,087	(141)	70,976

OPERATING INCOME (LOSS)	(3,889)	46,590	—	42,701

OTHER EXPENSE (INCOME):
Interest expense	(8)	4,808	—	4,800
Interest income	(2)	(41)	—	(43)
Net gain on derivative instruments	—	(1,361)	—	(1,361)
Loss on investments	—	176	—	176
Gain from equity investment in subsidiaries	(42,330)	—	42,330	—
Total expense (income)	(42,340)	3,582	42,330	3,572

INCOME BEFORE INCOME TAXES	38,451	43,008	(42,330)	39,129

INCOME TAXES	14,419	678	—	15,097

NET INCOME	$24,032	$42,330	$(42,330)	$24,032

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2003

(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

OPERATING ACTIVITIES:
Net cash provided by operating activities	$26,863	$—	$29,215	$—	$56,078

INVESTING ACTIVITIES:
Additions to property and equipment	467	—	(8,895)	—	(8,428)
Proceeds from sale of property, equipment and other assets	—	—	90	—	90
Purchases of radio station assets	—	—	(79,181)	—	(79,181)
Deferred charges and other assets	(32)	—	(21)	—	(53)
Purchase of investments	—	—	(189)	—	(189)
Station acquisition deposits and costs	—	—	26,788	—	26,788
Net inter-company loans	36,370	—	(36,370)	—	—
Net cash used in (provided by) investing activities	36,805	—	(97,778)	—	(60,973)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—	93,000	—	93,000
Payments on long-term debt	—	—	(104,726)	—	(104,726)
Payments upon redemption of TIDES	(66,079)	—	—	—	(66,079)
Proceeds from issuance of common stock
related to incentive plans	321	—	—	—	321
Proceeds from exercise of stock options	2,101	—	—	—	2,101
Net cash used in financing activities	(63,657)	—	(11,726)	—	(75,383)

Net increase (decrease) in cash and cash equivalents	11	—	(80,289)	—	(80,278)
Cash and cash equivalents, beginning of year	57	—	92,536	—	92,593
Cash and cash equivalents, end of period	$68	$—	$12,247	$—	$12,315

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2004

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total

OPERATING ACTIVITIES:
Net cash provided by operating activities	$36,584	$19,741	$—	$56,325

INVESTING ACTIVITIES:
Additions to property and equipment	402	(3,767)	—	(3,365)
Proceeds from sale of property, equipment and other assets	—	787	—	787
Purchases of radio station assets	—	(25,229)	—	(25,229)
Deferred charges and other assets	(64)	(153)	—	(217)
Cash of variable interest entity	—	241	—	241
Purchase of investments	—	(24)	—	(24)
Proceeds from investments	—	127	—	127
Station acquisition deposits and costs	—	(5,024)	—	(5,024)
Net inter-company loans	11,114	(11,114)	—	—
Net cash provided by (used in) investing activities	11,452	(44,156)	—	(32,704)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	65,000	—	65,000
Payments on long-term debt	—	(44,508)	—	(44,508)
Proceeds from issuance of common stock related to incentive plans	305	—	—	305
Purchase of the Company’s Class A common stock	(50,055)	—	—	(50,055)
Proceeds from exercise of stock options	1,927	—	—	1,927
Net cash (used in) provided by financing activities	(47,823)	20,492	—	(27,331)

Net increase (decrease) in cash and cash equivalents	213	(3,923)	—	(3,710)
Cash and cash equivalents, beginning of year	103	15,791	—	15,894
Cash and cash equivalents, end of period	$316	$11,868	$—	$12,184

15.                               INCOME TAXES

Effective Tax Rate

The Company’s effective tax rates for the six months and three months ended June 30, 2003 and 2004, are based on the estimated annual effective tax rates for 2003 and 2004 of 37.5% and 38.5%, respectively, exclusive of the effect of permanent differences between income subject to income tax for book and tax purposes. The increase in the estimated annual rate for 2004 was due to regulatory changes in certain states in which the Company operates. The Company’s effective tax rate is higher than the federal statutory rate of 35% primarily as a result of the provision for state taxes (net of a federal tax deduction) in the tax rate. The Company made income tax payments of under $0.1 million and $6.5 million for the six months ended June 30, 2003 and 2004, respectively, and $5.3 million for the three months ended June 30, 2004. The Company’s estimated income tax payments in each of the subsequent quarters of 2004 may equal or exceed the payments made during the second quarter of 2004.

Deferred Tax Liabilities

The deferred tax liabilities were $136.0 million as of June 30, 2004. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

Deferred Tax Assets

The Company’s net deferred tax assets were $4.0 million as of June 30, 2004. In addition, as of June 30, 2004 the Company had an alternative tax (“AMT”) credit carryforward of approximately $0.7 million. AMT credits are available to be carried forward indefinitely and may be utilized against regular federal tax to the extent they do not exceed computed AMT calculations.

Based upon the years in which taxable temporary differences are anticipated to reverse, as of June 30, 2004 management believes it is more likely than not that the Company will realize the benefits of the deferred tax asset balance, including the AMT credit. Accordingly, the Company believes that no valuation allowance is required for the current and deferred tax assets as of June 30, 2004. On a quarterly basis, management will assess whether it remains more likely than not that the deferred tax asset will be realized.

16.                               TRADE RECEIVABLES AND RELATED ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade receivables are primarily comprised of unpaid advertising by advertisers on our radio stations, net of agency commissions and an estimated provision for doubtful accounts.  Advertisers are generally invoiced for the advertising after the advertisements are aired.  Estimates of the allowance for doubtful accounts are recorded based on management’s judgment of the collectibility of the accounts receivable based on historical information, relative improvements or deteriorations in the age of the accounts receivable and changes in current economic conditions.  The trade receivable balances and reserve for doubtful accounts as of December 31, 2003 and June 30, 2004, are presented in the following table (see Note 10, Commitments and Contingencies for discussion of the variable interest entity):

	December 31, 2003	June 30, 2004
	(in thousands)

Accounts receivable	$81,892	$87,159
Allowance for doubtful accounts	(2,403)	(2,658)
Accounts receivable, net of allowance for doubtful accounts	79,489	84,501
Accounts receivable of variable interest entity	—	1,618
Total	$79,489	$86,119

17.                               SUBSEQUENT EVENTS

On July 14, 2004 the Company entered into an asset purchase agreement with Bustos Media of Washington, LLC to sell the radio station assets of KNWX-AM, Seattle, Washington for $6.0 million in cash. Under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has determined that the pending sale of KNWX-AM does not meet the criteria to classify the station’s respective assets as held for sale and their respective operations as discontinued operations. Upon the closing of this transaction, which is subject to approval by the Federal Communications Commission and which is expected to be completed during the second half of 2004, the Company will continue to own and operate seven radio stations in Seattle, Washington.

During July 2004, 0.5 million shares of Class A Common Stock were repurchased under a stock repurchase program in the amount of $17.3 million at an average price of $36.86 per share (for a further discussion, see Note 11, Shareholders’ Equity in the accompanying condensed consolidated financial statements). The shares were immediately retired upon repurchase.  Of the $100.0 million authorized by the Company’s Board of Directors on May 13, 2004, $32.7 million remains available for share repurchase as of July 31, 2004.

In connection with the possibility of entering into a new credit agreement to replace the Bank Facility, on July 15, 2004 the Company entered into multiple letter agreements pursuant to which the Company is obligated to pay certain fees associated with the preparation of such new credit agreement.

ITEM 2.                                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are the fourth largest radio broadcasting company in the United States based on net revenues. We currently operate in Boston, Seattle, Denver, Portland, Sacramento, Kansas City, Indianapolis, Milwaukee, New Orleans, Norfolk, Buffalo, Memphis, Providence, Greensboro, Greenville/Spartanburg, Rochester, Madison, Wichita, Wilkes-Barre/Scranton, Gainesville/Ocala and Longview/Kelso (WA).

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

Results of Operations

Our results of operations represent the operations of the radio stations owned or operated pursuant to time brokerage agreements or similar agreements during the relevant periods. The following significant factors affected our results of operations for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 and many of the following significant factors affected our results of operations for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003:

Acquisitions

•                  on March 21, 2003 we acquired for $55.0 million a radio station in Denver, Colorado that we began operating on February 1, 2002 under a time brokerage agreement, that in 2003 increased our time brokerage fees and decreased our interest income;

•                  on May 19, 2003 we acquired for $21.2 million a radio station in Sacramento, California that in 2004 increased net revenues, station operating expenses and depreciation and amortization expense;

•                  on December 18, 2003 we acquired for $44.0 million two radio stations in Portland, Oregon that we began operating June 1, 2003 under a time brokerage agreement, that in 2004 increased net revenues, station operating expenses, depreciation and amortization expense and interest expense;

•                  on May 5, 2004 we acquired for $10.5 million a radio station in Buffalo, New York that in 2004 increased net revenues, station operating expenses, interest expense and depreciation and amortization expense and reduced interest income;

•                  on June 1, 2004 we began operating three radio stations in Indianapolis, Indiana under a time brokerage agreement, that in 2004 increased net revenues, station operating expenses and time brokerage agreement fees; and

•                  on June 15, 2004 we acquired for $14.6 million a radio station in Providence, Rhode Island that we began operating on April 16, 2004 under a time brokerage agreement, that in 2004 increased net revenues, station operating expenses, interest expense and depreciation and amortization expense.

Dispositions

•                  an agreement for the rights to broadcast a major league sports team expired in October 2003, that in 2004 decreased net revenues and station operating expenses; and

•                  on November 17, 2003, we disposed of a radio station in Portland, Oregon for $2.8 million that in 2004 decreased net revenues, station operating expenses, interest expense and depreciation and amortization expense.

Financing

•                  on April 7, 2003, we redeemed all of our outstanding 6.25% Convertible Subordinated Debentures. Prior to the redemption, holders of 1.2 million TIDES converted their securities into 1.4 million shares of our Class A Common Stock; and

•                  under an authorized share repurchase program that was effective on May 13, 2004, we purchased 1.2 million shares of Class A common stock in the amount of $50.1 million as of June 30, 2004, that in 2004 increased our interest expense.

You should read the following discussion and analysis of our financial condition and results in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.  The following results of operations include a discussion of the six and three months ended June 30, 2004 as compared to the six and three months ended June 30, 2003, respectively.

We discuss net revenues, station operating expenses and operating income by comparing the performance of stations owned or operated by us throughout the six and three months ended June 30, 2004 and comparing these performances to the prior periods, whether or not owned or operated by us. Included in this comparison are significant contracts that: (i) relate to station operations; (ii) have a significant effect on the net revenues and or station operating expenses of a particular market; and (iii) we account for as separate business units.  We also use these comparisons to assess the performance of our operations by analyzing the effect of acquisitions and dispositions of stations and changes in status of significant contracts on net revenues and station operating expenses throughout the periods measured.

Six Months Ended June 30, 2004 As Compared To The Six Months Ended June 30, 2003

Net Revenues:

Six Months Ended
	June 30, 2004	June 30, 2003
(amounts in millions)
Net Revenues	$200.7	$188.6
Amount of Change	+ $12.1
Percentage Change	+ 6.4%

The increase in net revenues was primarily due to encouraging progress with our sales and brand initiatives, and the effect of acquisitions during the current period.  Most of our markets realized an improvement in net revenues with our Boston, Portland, Sacramento and Norfolk markets contributing most to our overall net revenues increase.

Same Station Considerations:

•                                          Net revenues in 2003 would have been higher by $1.4 million if we had adjusted for net revenues from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2003.

•                                          Net revenues in 2004 would have been lower by $1.0 million if we had adjusted for net revenues from acquisitions and dispositions of radio stations and significant contracts, which were not owned or operated by us for the entire six-month period ended June 30, 2004.

Station Operating Expenses:

Six Months Ended
	June 30, 2004	June 30, 2003
(amounts in millions)
Station Operating Expenses	$116.9	$111.1
Amount of Change	+ $5.8
Percentage Change	+ 5.2%

The increase in station operating expenses in 2004 was primarily due to a correlating increase in the variable expenses associated with the increase in net revenues as described under net revenues.

Same Station Considerations:

•                                          Station operating expenses for 2003 would have been higher by $0.9 million if we had adjusted for station operating expenses from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2003.

•                                          Station operating expenses in 2004 would have been lower by $1.1 million if we had adjusted for station operating expenses from acquisitions and dispositions of radio stations and significant contracts, which were not owned or operated by us for the entire six-month period ended June 30, 2004.

Depreciation and Amortization Expenses:

Six Months Ended
	June 30, 2004	June 30, 2003
(amounts in millions)
Depreciation and Amortization Expenses	$7.8	$7.3
Amount of Change	+ $0.5
Percentage Change	+ 6.8%

Depreciation and Amortization Expense:  The increase in depreciation and amortization expense was attributable to the acquisition of radio station assets in the Denver, Sacramento and Portland markets during 2003 and in the Buffalo and Providence markets during 2004.

Corporate General and Administrative Expenses:

Six Months Ended
	June 30, 2004	June 30, 2003
(amounts in millions)
Corporate General and Administrative Expenses	$7.7	$7.3
Amount of Change	+ $0.4
Percentage Change	+ 5.5%

Corporate General and Administrative Expenses:  The increase in corporate general and administrative expenses, which includes non-cash compensation expense, was primarily due to the increased costs associated with changes in regulations applicable to public companies and the effects of inflation. Non-cash compensation expense increased to $0.3 million from $0.2 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

Operating Income:

Six Months Ended
	June 30, 2004	June 30, 2003
(amounts in millions)
Operating Income	$67.5	$62.1
Amount of Change	+ $5.4
Percentage Change	+ 8.7%

Operating Income:  The increase in operating income was due to the factors described above (i.e., changes in net revenues, offset by station operating expenses) and a decrease in time brokerage agreement fees to $0.2 million for the six months ended June 30, 2004 from $0.7 million for the six months ended June 30, 2003.  The increase in operating income was offset by: (1) an increase in loss on sale or disposal of assets of $0.5 million to a loss of $0.7 million for the six months ended June 30, 2004 from a loss of $0.2 million for the six months ended June 30, 2003; (2) an increase in depreciation and amortization of $0.5 million to $7.8 million for the six months ended June 30, 2004 from $7.3 million for the six months ended June 30, 2003, due to the factors described above; and (3) an increase in corporate general and administrative expenses of $0.4 million to $7.7 million for the six months ended June 30, 2004 from $7.3 million for the six months ended June 30, 2003, due to the factors described above.

Same Station Considerations:

•                                          Operating income for 2003 would have been higher by $0.5 million (exclusive of depreciation and amortization and time brokerage agreement fees, where applicable) if we had adjusted for operating income from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2003.

•                                          Operating income in 2004 would have been higher by $0.1 million (exclusive of depreciation and amortization and time brokerage agreement fees, where applicable) if we had adjusted for operating income from acquisitions and dispositions of radio stations and significant contracts, which were not owned or operated by us for the entire six-month period ended June 30, 2004.

Interest Expense:

Six Months Ended
	June 30, 2004	June 30, 2003
(amounts in millions)
Interest Expense	$9.6	$12.6
Amount of Change	- $3.0
Percentage Change	- 23.8%

Interest Expense:  Interest expense, which included the financing cost of our 6.25% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES) in 2003 and amortization of deferred financing costs, decreased primarily due to: (1) the redemption of our TIDES during the second quarter of 2003 that reduced interest expense in 2004 by $2.0 million and (2) a reduction in our average outstanding debt under our senior credit facility for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

Income Before Income Taxes:

Six Months Ended
	June 30, 2004	June 30, 2003
(amounts in millions)
Income Before Income Taxes	$58.8	$45.7
Amount of Change	+ $13.1
Percentage Change	+ 28.7%

Income Before Income Taxes:  The increase in income before income taxes is mainly attributable to: (1) an improvement this year in net revenues, net of an increase in operating expenses, for the reasons described above; (2) a reduction in interest expense as a result of the factors described above under interest expense; (3) an increase in net gain from derivative instruments to $1.0 million for the six months ended June 30, 2004 from a loss of $0.3 million for the six months ended June 30, 2003, due to an increase in the forward interest rate to maturity for our outstanding derivatives; and (4) a decrease in time brokerage agreement fees to $0.2 million for the six months ended June 30, 2004 from $0.7 million for the six months ended June 30, 2003 as a result of the termination of a time brokerage agreement upon completion of the acquisition of our Denver radio station, partially offset by the commencement of a time brokerage agreement for three Indianapolis radio stations in June 2004.

Income Taxes:

Six Months Ended
	June 30, 2004	June 30, 2003
(amounts in millions)
Income Tax	$22.8	$17.2
Amount of Change	+ $5.6
Percentage Change	+ 32.6%

Income Taxes:  The increase in income taxes is primarily a result of increased income before income taxes and an increase in our effective tax rate. Our effective income tax rate, which is based on the estimated annual effective tax rate, was 38.8% for the six months ended June 30, 2004 as compared to 37.7% for the six months ended June 30, 2003. The increase in the effective tax rate was a result of a reduction in the benefits realized in connection with certain state tax planning strategies. The current and deferred portions of our income tax expense were $3.7 million and $19.1 million, respectively, for the six months ended June 30, 2004.  For the six months ended June 30, 2003 our income tax expense of $17.2 million was all deferred.

Our deferred tax liability was $136.0 million and $116.8 million as of June 30, 2004 and December 31, 2003, respectively. The deferred tax liability primarily relates to differences between book and tax bases of our FCC licenses. In accordance with the adoption of SFAS 142 on January 1, 2002, we no longer amortize our FCC licenses, but instead test them for impairment annually. As the tax basis in our FCC licenses continues to amortize, our deferred tax liability will increase over time. We do not expect the significant portion of our deferred tax liability to reverse over time unless (1) our FCC licenses become impaired; or (2) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire Company in a taxable transaction.

In 2004, our expected annual effective tax rate, which may fluctuate from quarter to quarter, will be approximately 38.6%. Our effective tax rate may be materially impacted by changes in the level of income in any of our taxing jurisdictions, changes in the expected outcome of tax audits, or changes in the deferred tax valuation allowance.

Net Income:

Six Months Ended
	June 30, 2004	June 30, 2003
(amounts in millions)
Net Income	$36.0	$28.5
Amount of Change	+ $7.5
Percentage Change	+26.3%

Net Income:  The increase in net income was primarily attributable to the reasons described above under income before income taxes, net of income tax expense.

Three Months Ended June 30, 2004 As Compared To The Three Months Ended June 30, 2003

Net Revenues:

Three Months Ended
	June 30, 2004	June 30, 2003
(amounts in millions)
Net Revenues	$113.7	$107.6
Amount of Change	+ $6.1
Percentage Change	+ 5.7%

The increase in net revenues was primarily due to encouraging progress with our sales and brand initiatives, and the effect of acquisitions during the current period. Most of our markets realized an improvement in net revenues with our Boston, Denver and Portland markets contributing most to our overall net revenues increase. Indianapolis, a new market in 2004, also contributed to our overall net revenues increase.

Same Station Considerations:

•                                          Net revenues in 2003 would have been marginally higher if we had adjusted for net revenues from acquisitions and dispositions of radio stations and significant contracts as of April 1, 2003.

•                                          Net revenues in 2004 would have been lower by $1.0 million if we had adjusted for net revenues from acquisitions and dispositions of radio stations and significant contracts, which were not owned or operated by us for the entire three-month period ended June 30, 2004.

Station Operating Expenses:

Three Months Ended
	June 30, 2004	June 30, 2003
(amounts in millions)
Station Operating Expenses	$62.4	$59.7
Amount of Change	+ $2.7
Percentage Change	+ 4.5%

The increase in station operating expenses in 2004 was primarily due to a correlating increase in the variable expenses associated with the increase in net revenues as described under net revenues.

Same Station Considerations:

•                                          Station operating expenses for 2003 would have been lower by $0.5 million if we had adjusted for station operating expenses from acquisitions and dispositions of radio stations and significant contracts as of April 1, 2003.

•                                          Station operating expenses in 2004 would have been lower by $1.1 million if we had adjusted for station operating expenses from acquisitions and dispositions of radio stations and significant contracts, which were not owned or operated by us for the entire three-month period ended June 30, 2004.

Depreciation and Amortization Expenses:

Three Months Ended
	June 30, 2004	June 30, 2003
(amounts in millions)
Depreciation and Amortization Expenses	$3.8	$3.8
Amount of Change	No change
Percentage Change	No change

Depreciation and Amortization Expense  There was no change in the depreciation and amortization expenses for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.  It should be noted, however, that the prior year’s amortization expense was higher due to the short-term amortization of acquired advertising contracts in the amount of $0.3 million in connection with our 2003 Denver acquisition.

Corporate General and Administrative Expenses:

Three Months Ended
	June 30, 2004	June 30, 2003
(amounts in millions)
Corporate General and Administrative Expenses	$3.9	$3.7
Amount of Change	+ $0.2
Percentage Change	+ 5.4%

Corporate General and Administrative Expenses:  The increase in corporate general and administrative expenses, which includes non-cash compensation expense, was primarily due to the increased costs associated with changes in regulations applicable to public companies and the effects of inflation. Non-cash compensation expense increased $0.1 million to $0.2 million for the three months ended June 30, 2004 as compared to $0.1 million for the three months ended June 30, 2003.

Operating Income:

Three Months Ended
	June 30, 2004	June 30, 2003
(amounts in millions)
Operating Income	$42.7	$40.1
Amount of Change	+ $2.6
Percentage Change	+6.5%

Operating Income:  The increase in operating income was due to the factors described above (i.e., changes in net revenues, offset by station operating expenses), offset by: (1) an increase in loss on sale or disposal of assets of $0.6 million to $0.7 million for the three months ended June 30, 2004 from $0.1 million for the three months ended June 30, 2003; and (2) an increase in corporate general and administrative expenses due to the factors described above under corporate general and administrative expenses.

Same Station Considerations:

•                                          Operating income for 2003 would have been higher by $0.5 million (exclusive of depreciation and amortization and time brokerage agreement fees, where applicable) if we had adjusted for operating income from acquisitions and dispositions of radio stations and significant contracts as of April 1, 2003.

•                                          Operating income in 2004 would have been higher by $0.1 million (exclusive of depreciation and amortization and time brokerage agreement fees, where applicable) if we had adjusted for operating income from acquisitions and dispositions of radio stations and significant contracts, which were not owned or operated by us for the entire three-month period ended June 30, 2004.

Interest Expense:

Three Months Ended
	June 30, 2004	June 30, 2003
(amounts in millions)
Interest Expense	$4.8	$5.3
Amount of Change	- $0.5
Percentage Change	- 9.4%

Interest Expense:  Interest expense, which included the financing cost of our 6.25% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES) in 2003 and amortization of deferred financing costs, decreased primarily due to: (1) a reduction in our average outstanding debt under our senior credit facility for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 that resulted in a reduction in interest expense; and (2) the redemption of our TIDES during the second quarter of 2003 that eliminated interest expense on the TIDES for the three months ended June 30, 2004 as compared $0.1 million for the three months ended June 30, 2003.

Income Before Income Taxes:

Three Months Ended
	June 30, 2004	June 30, 2003
(amounts in millions)
Income Before Income Taxes	$39.1	$30.7
Amount of Change	+ $8.4
Percentage Change	+ 27.4%

Income Before Income Taxes:  The increase in income before income taxes is mainly attributable to: (1) an improvement this year in net revenues, net of an increase in operating expenses, for the reasons described above; (2) the $3.8 million loss during the second quarter of 2003 on extinguishment of debt from the redemption of our TIDES; (3)

an increase in net gain from derivative instruments to $1.4 million for the three months ended June 30, 2004 from a loss of $0.4 million for the three months ended June 30, 2003, due to an increase in the forward interest rate to maturity for our outstanding derivatives; and (4) a reduction in interest expense as a result of the factors described above under interest expense.

Income Taxes:

Three Months Ended
	June 30, 2004	June 30, 2003
(amounts in millions)
Income Tax	$15.1	$11.6
Amount of Change	+ $3.5
Percentage Change	+ 30.2%

Income Taxes:  The increase in income taxes is primarily a result of increased income before income taxes and an increase in our effective tax rate. Our effective income tax rate, which is based on the estimated annual effective tax rate, was 38.6% for the three months ended June 30, 2004 as compared to 37.6% for the three months ended June 30, 2003. The increase in the effective tax rate was a result of a reduction in the benefits realized in connection with certain state tax planning strategies.  The current and deferred portions of our income tax expense were $3.7 million and $11.4 million, respectively, for the three months ended June 30, 2004.  For the three months ended June 30, 2003 our income tax expense of $11.6 million was all deferred.

Our deferred tax liability was $136.0 million and $116.8 million as of June 30, 2004 and December 31, 2003, respectively. The deferred tax liability primarily relates to differences between book and tax bases of our FCC licenses. In accordance with the adoption of SFAS 142 on January 1, 2002, we no longer amortize our FCC licenses, but instead test them for impairment annually. As the tax basis in our FCC licenses continues to amortize, our deferred tax liability will increase over time. We do not expect the significant portion of our deferred tax liability to reverse over time unless (1) our FCC licenses become impaired; or (2) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire Company in a taxable transaction.

In 2004, our expected annual effective tax rate, which may fluctuate from quarter to quarter, will be approximately 38.6%. Our effective tax rate may be materially impacted by changes in the level of income in any of our taxing jurisdictions, changes in the expected outcome of tax audits, or changes in the deferred tax valuation allowance.

Net Income:

Three Months Ended
	June 30, 2004	June 30, 2003
(amounts in millions)
Net Income	$24.0	$19.1
Amount of Change	+ $4.9
Percentage Change	+ 25.7%

Net Income:  The increase in net income was primarily attributable to the reasons described above under income before income taxes, net of income tax expense.

Liquidity and Capital Resources

Historically, we have not paid any dividends. Instead, we have used a significant portion of our capital resources to consummate acquisitions. In addition to acquisitions, in May 2004, we announced a plan to repurchase stock in an amount not to exceed $100.0 million over a period of one year. Generally, our acquisitions and stock repurchases are funded from one or a combination of the following sources: (1) our credit agreement (described below);  (2) the issuance and sale of securities; (3) internally-generated cash flow; and (4) the swapping of our radio stations in transactions which qualify as “like-kind” exchanges under Section 1031 of the Internal Revenue Code.

Operating Activities

Net cash flows provided by operating activities were $56.3 million and $56.1 million for the six months ended June 30, 2004 and 2003, respectively. The cash flows generated from operations mainly reflect: (1) a $7.5 million increase in net income to $36.0 million for the six months ended June 30, 2004 from $28.5 million for the six months ended June 30, 2003; and (2) a $1.8 million increase in non-cash deferred taxes to $19.1 million for the six months ended June 30, 2004 from $17.2 million for the six months ended June 30, 2003, offset by a $5.2 million increase in cash utilized for working capital to $9.7 million from $4.5 million.

Investing and Financing Activities

Net cash flows used in investing activities were $32.7 million and $61.0 million for the six months ended June 30, 2004 and 2003, respectively.  Net cash flows used in financing activities were $27.3 million and $75.4 million for the six months ended June 30, 2004 and 2003, respectively. The cash flows for the six months ended June 30, 2004 reflect additions to property and equipment of $25.2 million, an increase in station acquisition deposits and costs for pending acquisitions of $5.0 million and a net reduction in outstanding indebtedness of $20.5 million. The cash flows for the six months ended June 30, 2003 reflect acquisitions of radio station assets of $79.2 million and a reduction in outstanding indebtedness (including the cash redemption of certain holders of our TIDES) of $77.8 million.

As of July 31, 2004 we have a transaction pending pursuant to an agreement to purchase radio station assets that have an aggregate purchase price of $73.5 million. Under this agreement, we have funded $5.0 million into an escrow deposit that will be applied against the purchase price upon closing. Closing on this transaction is anticipated to occur in the third quarter of 2004.

Our liquidity requirements are for working capital and general corporate purposes, including capital expenditures, and any or all of the following: repurchase of Class A common stock, dividends and acquisitions.  In 2003, we utilized our accumulated federal and state corporate income tax net operating loss carry-forwards, which helped to offset our cash requirements for taxes on our 2003 income. In 2004, we expect that our cash requirements for payments of estimated taxes on our income will be substantially higher due to the absence this year of any available net operating loss carry-forwards. During the six months ended June 30, 2004, we paid $6.5 million in income taxes that included certain state taxes for 2003 and estimated federal and certain state taxes for 2004. We also reduced our estimated tax payments by $0.9 million in the second quarter of 2004 by utilizing during the second quarter of 2004, the tax benefit from our first quarter 2004 loss for tax purposes. Capital expenditures for the six months ended June 30, 2004, were $3.4 million. We estimate that capital expenditures for 2004 will be between $10.0 million and $12.0 million and we anticipate that our capital expenditure needs for 2005 should be similar to the current year.

On May 13, 2004 we announced that our Board of Directors authorized a share repurchase program of up to $100.0 million. The share repurchase program will be conducted over a period of one year. Any purchases under this program may be made from time-to-time in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. In order to facilitate the purchase of shares during periods when we are not otherwise permitted to purchase shares, on June 10, 2004 we entered into a 10b5-1 Plan under the Exchange Act of the Securities and Exchange Commission.  Under the $100.0 million share repurchase program, as of July 31, 2004, 1.7 million shares in the amount of $67.3 million were repurchased and immediately retired.

We believe that cash on hand and cash from operating activities, together with available borrowings under the Bank Facility, should be sufficient to permit us to meet our financial obligations, including cash to fund our operations and our pending acquisition.  Our Bank Facility requires that at the time of closing on pending transactions, we must be in compliance with the terms of the Bank Facility. We believe that we will maintain compliance with the terms of our Bank Facility. If we are not in compliance, there can be no assurance that we will be successful in amending or entering into a new credit agreement, obtaining additional financing or that we will be able to obtain such financing on terms acceptable to us, which could delay or impair our efforts to consummate the pending transaction. Failure to comply with our financial covenants or other terms of the agreement could result in the acceleration of the maturity of our outstanding debt.

Our ability to meet our financial obligations could be adversely impacted, however, by factors such as prolonged downturns in the economy, poor performance by our stations, increased competition from other media, and other factors that could be a result of world events. In addition, we may require additional financing for future acquisitions, and we cannot assure you that we will be able to obtain such financing at all or on terms considered favorable by us.

On a continuing basis, credit rating agencies such as Moody’s Investor Services and Standard and Poor’s evaluate our debt. As a result of their reviews, our credit rating could change. Management believes that any significant downgrade in our credit rating could adversely impact our future liquidity. The effect of a change in the credit rating may include, among other things, interest rate changes under any or all future bank facilities, debentures, notes or other types of debt.

On December 16, 1999 we entered into a credit agreement with a syndicate of banks for $650.0 million in senior credit that initially consisted of (1) $325.0 million in a reducing revolving credit facility and (2) $325.0 million in a multi-draw term loan. The Bank Facility was established to: (1) refinance existing indebtedness; (2) provide working capital; and (3) fund corporate acquisitions. At our election, interest on any outstanding principal accrued at a rate based on either LIBOR plus a spread that ranged from 0.75% to 2.375% or on the prime rate plus a spread of up to 1.125%, depending on our leverage ratio. Under the Bank Facility, the reducing revolving credit facility and the multi-draw term loan were to mature on September 30, 2007 and reduce in subsequent periods on a quarterly basis in amounts of $16.3 million for each loan. The Bank Facility required that we comply with certain financial covenants and leverage ratios that were defined terms within the agreement. Compliance with these requirements affected our ability to draw down under the revolver.  Certain of these financial covenants and leverage ratios included but were not limited to the following:  (1) total debt to operating cash flow; (2) operating cash flow to interest expense; (3) operating cash flow to pro forma debt service; and (4) operating cash flow to fixed charges.  Management believes we were in compliance with all financial covenants and leverage ratios and all other terms of the agreement.

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

As of June 30, 2004, we had $12.2 million in cash and cash equivalents.  During the six months ended June 30, 2004, we increased our net outstanding debt by $20.5 million, primarily due to the repurchase of stock in the amount of $50.1 million. We also acquired under two separate asset purchase agreements, a radio station in Buffalo, New York for $10.5 million and a radio station in Providence, Rhode Island for $14.6 million. In addition, during April 2004, we entered into an asset purchase agreement to acquire three radio stations in Indianapolis for $73.5 million. As of June 30, 2004, we had outstanding: (1) $264.5 million under our Bank Facility; (2) $0.4 million in a letter of credit; and (3) $150.0 million in senior subordinated notes.  We prepaid in February and in April, the principal in the amount of $16.3 million that was due on both March 31, 2004 and June 30, 2004.

Universal Shelf Registration

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

Contractual Obligations

The following table reflects a summary as of June 30, 2004 of our contractual obligations for the remainder of the year 2004 and thereafter:

	payments due by period
Contractual Obligations:	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(amounts in thousands)

Long-term debt obligations (1)	$414,535	$32,508	$231,808	$45	$150,174
Operating lease obligations	55,580	3,854	20,932	11,327	19,467
Purchase obligations (2)	188,481	102,926	82,958	2,100	497
Other long-term liabilities (3)	143,435	—	3,174	2,505	137,756
Total	$802,031	$139,288	$338,872	$15,977	$307,894

(1)                                  (a)  Under our Bank Facility, the maturity on our outstanding debt in the amount of $264.3 million as of June 30, 2004 could be accelerated if we do not maintain certain covenants. The above table excludes projected interest expense under the remaining term of the agreement.

(b)  Under our $150.0 million 7.625% senior subordinated notes, the maturity could be accelerated if we do not maintain certain covenants or could be repaid in cash by us at our option prior to the due date of the notes.  The above table excludes projected interest expense under the remaining term of the agreement.

(2)                                  (a)  In connection with extensive litigation, on May 19, 2003, we acquired a radio station for a purchase price of $21.2 million, which included an award by the court of $3.8 million in damages as an offset against the original $25.0 million purchase price. A successful appeal by the seller could reverse the $3.8 million in damages awarded by the court.

(b)  We have an obligation to complete a transaction to acquire the assets of three radio stations in Indianapolis for a purchase price of $73.5 million.  In connection with this transaction, the fair value of all of the assets and liabilities of the entity that contained these assets to be acquired under the asset purchase agreement, was included in the condensed consolidated balance sheet as of June 30, 2004.  The amount of $74.9 million was reflected in the table above and on the balance sheet as of June 30, 2004 under long-term liabilities as non-controlling interest – variable interest entity and is comprised of: (i) a note payable by this entity of $22.2 million and (ii) a non-controlling interest in this entity of $52.7 million.

(c)  We have certain liabilities of $0.8 million related to: (i) our obligation to provide a letter of credit; (ii) a contingent obligation to a national sales representative of the former owner of one of our markets; (iii) an obligation to increase our interest in a partnership, carried as an investment; and (iv) construction obligations in connection with the relocation and consolidation of certain of our studio facilities.

(d)  In addition to the above, purchase obligations of $112.6 million include contracts for on-air personalities, sports programming rights, ratings services, music licensing fees and television advertising.

(3)                                  Included in other long-term liabilities of $143.4 million are deferred income tax liabilities of $136.0 million that are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax liabilities may vary according to changes in tax laws, tax rates and the operating results of our Company. As a result, it is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities have been reflected in “after 5 years.”

Off-Balance Sheet Arrangements

We utilize letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under our Bank Facility. An outstanding letter of credit of $0.4 million as of June 30, 2004 was immaterial.

We enter into interest rate swap contracts to hedge a portion of our variable rate debt. See Note 9 to the Condensed Consolidated Financial Statements for a detailed discussion of our derivative instruments.

In April 2004, we entered into an asset purchase agreement to acquire the assets of three radio stations in Indianapolis, Indiana. Concurrently with entering into this asset purchase agreement, we entered into a time brokerage agreement. The provisions of Financial Interpretation No. 46R (as revised), or FIN 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” include any variable interest entities that are required to be consolidated by the primary beneficiary. In connection with this transaction, we determined that FIN 46R was applicable as we have a variable interest in and we are the primary beneficiary. As the primary beneficiary, we could incur the expected losses that could arise from the variability of the fair value of the variable interest entity. As a result, we included in our condensed consolidated balance sheets as of June 30, 2004, the fair value of all of the assets and liabilities of the variable interest entity that contained the assets that are to be acquired under the asset purchase agreement (see Note 10 in the accompanying condensed consolidated financial statements for a further discussion of the variable interest entity).

We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at June 30, 2004. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

On March 31, 2004, the FASB issued an exposure draft of a proposed standard that, if adopted, will significantly change the accounting for employee stock options, commonly referred to as equity-based compensation. Comments are expected on the exposure draft, which if adopted in its current form, will require us to expense stock options using a suggested method different than the method we currently use to determine the fair value of options. Management anticipates that if the new standard is adopted, the standard will impact our financial position and results of operations (see Note 2 in the accompanying condensed consolidated financial statements for a discussion of the Company’s current treatment of stock-based compensation).

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

Allowance for Doubtful Accounts

We must make an estimated allowance for doubtful accounts for estimated losses resulting from our customers’ inability to make payments to us. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Our historical estimates have been a reliable method to estimate future allowances, with historical reserves averaging less than 4.0% of our outstanding receivables. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances could be required. The effect of an increase in our allowance of 1% of our outstanding receivables as of June 30, 2004, from 3% to 4% or $2.7 million to $3.5 million, would result in a decrease in net income of $0.5 million, net of taxes, for the six months and three months ended June 30, 2004.

Radio Broadcasting Licenses and Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets.  As of June 30, 2004 we had recorded approximately $1.4 billion in radio broadcasting licenses and goodwill, which represented approximately 85.6% of our total assets. In assessing the recoverability of these assets, we must conduct annual impairment testing required by SFAS No. 142 and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value. We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets and our estimate of the value contains assumptions incorporating variables that are based on past experiences and judgments about future performance of our stations. These variables would include but not be limited to the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures and the likely media competition within the market area. Changes in our estimates of the fair value of these assets could result in future period write downs in the carrying value of our broadcasting licenses and goodwill assets.

Contingencies and Litigation

On an ongoing basis, we evaluate our exposure related to contingencies and litigation and record a liability when available information indicates that a liability is probable and estimable.  We also disclose significant matters that are reasonably possible to result in a loss or are probable but not estimable.

Estimation of Effective Tax Rates And Tax Contingencies

We evaluate our effective tax rates regularly and adjust rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which we operate, among other factors. Certain of our deferred tax assets are comprised of benefits from (1) tax credits for federal income tax purposes; (2) benefits for future federal and state income tax deductions for which recovery is dependent on the amount and timing of taxable income we ultimately generate in the future, as well as other factors; and (3) from time to time, losses for federal and state income tax purposes. We could recognize no benefit from our deferred tax assets or we could recognize the maximum benefit which is in accordance with our current estimate. Tax contingencies are also recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations.  We believe our estimate of the value of our tax contingencies is a critical accounting estimate as it contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued. Our estimate of our effective tax rates has not changed significantly in past years, with rates that ranged from 37.5% to 40.0%. The effect of a 1% increase in our estimated tax rates as of June 30, 2004, would result in an increase of $0.6 million to $23.4 million from $22.8 million in income tax expense for the six months ended June 30, 2004 and an increase of $0.4 million to $15.5 million from $15.1 million in income tax expense for the three months ended June 30, 2004.

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

FCC regulations prohibit the broadcast of obscene material at any time and indecent material between the hours of 6:00 a.m. and 10:00 p.m. The FCC has recently indicated that it is enhancing its enforcement efforts relating to the regulation of indecency and has threatened on more than one occasion to initiate license revocation proceedings against a broadcast licensee who commits a “serious” indecency violation.  In addition, legislation has been introduced in Congress that would dramatically increase the penalties for broadcasting indecent programming and potentially subject broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast indecent material.  In addition, the FCC’s heightened focus on the indecency regulatory scheme against the broadcast industry generally, may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations.  Three of our stations are currently subject to indecency-related inquiries at the FCC’s Enforcement Bureau and we may in the future become subject to additional inquiries or proceedings related to our stations’ broadcast of indecent or obscene material.  To the extent that these inquiries or other proceedings result in the imposition of fines, revocation of any of our station licenses or denials of license renewal applications, our results of operation and business could be materially adversely affected.

ITEM 3.                                                 Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt.  Under certain covenants that are measured periodically, we may be required from time to time to protect ourselves from interest rate fluctuations through the use of derivative rate hedging instruments.  If the borrowing rates under LIBOR were to increase 1% above the current rates as of June 30, 2004, our interest expense on our senior debt would increase approximately $2.3 million on an annual basis, including any interest expense associated with the use of derivative rate hedging instruments as described below. We do not have significant interest rate risk related to our senior subordinated notes, which have a fixed interest rate of 7.625%.

As of June 30, 2004, we had a derivative rate hedging transaction in place for a notional amount of $30.0 million that effectively fixes LIBOR at 5.8% and expires in 2008.  The fair value of the rate hedging transaction as of June 30, 2004, based upon current market rates, is included as derivative instruments in other long-term liabilities according to the maturity date of the instrument. Our rate hedging transaction is tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The fair value of the hedging transaction is affected by a combination of several factors, including the change in the three-month LIBOR rate and the forward interest rate to maturity. Any increase in the three-month LIBOR rate and/or the forward interest rate to maturity results in a more favorable valuation, while any decrease in the three-month LIBOR rate and/or forward interest rate to maturity results in a less favorable valuation. The derivative instrument liability as of June 30, 2004 was $2.3 million, which represented a decrease of $1.0 million from the balance as of December 31, 2003. This decrease in liability was due primarily to an increase in the forward interest rate to maturity and an increase in LIBOR rates.

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

There have been no material developments relating to the legal proceedings described in our Form 10-K, filed with the Securities and Exchange Commission on March 2, 2004.

ITEM 2.                                                 Changes in Securities and Use of Proceeds

The following table provides information for the quarter ended June 30, 2004 about purchases by us of our Class A common stock that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under The Program
April 1, 2004 - April 30, 2004	—	$—	—
May 1, 2004 - May 31, 2004	975,800	$40.64	975,800		(1)
June 1, 2004 - June 30, 2004	263,500	$39.47	263,500		(1)
Total	1,239,300	$40.39	1,239,300

(1)  Under the program, $100.0 million has been authorized, of which $50.1 million has been purchased and $49.9 million remains available to be purchased as of June 30, 2004.

In May 2004, our Board of Directors approved a stock repurchase program to purchase up to $100.0 million of our Class A common stock.  The shares will be purchased from time to time at prevailing market prices, through open market, through block trades or otherwise, depending upon market conditions. We may discontinue purchases at any time that management determines additional purchases are not warranted. The stock repurchase program expires on May 12, 2005. During the quarter ended June 30, 2004, all stock repurchases were made pursuant to this repurchase plan.

ITEM 3.                                                 Defaults Upon Senior Securities

None to report.

ITEM 4.                                                 Submission of Matters to a Vote of Security Holders

(a)                                  On May 13, 2004, we held our annual shareholders’ meeting.

(b)                                 At our annual shareholders’ meeting, (i) David J. Berkman and Daniel E. Gold were elected as Class A directors for one-year terms expiring at the 2005 annual shareholders’ meeting and (ii) Joseph M. Field, David J. Field, John C. Donlevie, Edward H. West and Robert S. Wiesenthal were elected as directors for one-year terms expiring at the 2005 annual shareholders’ meeting.

(c)                                  The following matters were voted on and approved at our annual shareholders’ meeting: (i) the election of Class A directors and (ii) the election of directors other than Class A directors. The results of voting at the annual meeting of the shareholders were as follows:

Nominee	For	Withheld
David J. Berkman	35,215,234	1,674,830
Daniel E. Gold	36,358,034	532,030

Nominee	For	Withheld
Joseph M. Field	115,018,484	519,630
David J. Field	115,020,284	517,830
John C. Donlevie	114,589,684	948,430
Edward H. West	113,877,484	1,660,630
Robert S. Wiesenthal	115,059,831	430,283

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

(b)                                   Reports on Form 8-K

On April 27, 2004 we filed a Current Report on Form 8-K regarding an April 27, 2004 press release announcing our first quarter 2004 results and second quarter guidance for net revenues, station operating expenses and net income per diluted share. In addition we provided guidance on station operating expenses for the second half of 2004.

On May 19, 2004 we filed a Current Report on Form 8-K regarding a May 13, 2004 press release announcing that our board of directors approved a share repurchase program of up to $100.0 million effective immediately. The share repurchase program will be conducted over a period of one year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP. (Registrant)

Date: August 3, 2004	/S/ David J. Field
Name: David J. Field
Title: President and Chief Executive Officer (principal executive officer)

Date: August 3, 2004	/S/ Stephen F. Fisher
Name: Stephen F. Fisher
Title: Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2) (Originally filed as Exhibit 3.02)

4.01	Indenture for the Convertible Subordinated Debentures due 2014 between Entercom Communications Corp., as issuer, and Wilmington Trust Company, as indenture trustee. (3)

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