Form 10-Q
period 2004-09-30
ENTERCOM COMMUNICATIONS CORP
filed 2004-11-03
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Class A Common Stock,  $.01 par value – 49,031,815 Shares Outstanding as of October 27, 2004

Class B Common Stock,  $.01 par value – 8,431,805 Shares Outstanding as of October 27, 2004

ENTERCOM COMMUNICATIONS CORP.

Private Securities Litigation Reform Act Safe Harbor Statement

This report contains, in addition to historical information, statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward- looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements are presented for illustrative purposes only and reflect our current expectations concerning future results and events.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, without limitation, any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

Key risks to our company are described in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2004 and as supplemented by the risks described herein under Part 1, Item 2, Liquidity and Capital Resources, of this Form 10-Q.

i

PART I

FINANCIAL INFORMATION

ITEM 1.  Financial Information

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND SEPTEMBER 30, 2004

(amounts in thousands)

(unaudited)

ASSETS

	DECEMBER 31, 2003	SEPTEMBER 30, 2004
CURRENT ASSETS:
Cash and cash equivalents	$15,894	$11,135
Accounts receivable, net of allowance for doubtful accounts	79,489	85,722
Prepaid expenses and deposits	4,167	7,542
Prepaid and refundable income taxes	2,959	5,887
Deferred tax assets	2,845	3,133
Total current assets	105,354	113,419

INVESTMENTS	12,329	11,228

PROPERTY AND EQUIPMENT:
Land, land easements and land improvements	14,328	14,606
Building	13,541	13,114
Equipment	99,504	103,913
Furniture and fixtures	15,309	14,747
Leasehold improvements	16,235	16,950
	158,917	163,330
Accumulated depreciation and amortization	(61,595)	(68,354)
	97,322	94,976
Capital improvements in progress	2,143	1,967
Net property and equipment	99,465	96,943

RADIO BROADCASTING LICENSES - Net	1,202,284	1,289,572

GOODWILL - Net	144,319	151,005

DEFERRED CHARGES AND OTHER ASSETS - Net	13,301	15,207

TOTAL	$1,577,052	$1,677,374

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND SEPTEMBER 30, 2004

(amounts in thousands)

(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	DECEMBER 31, 2003	SEPTEMBER 30, 2004
CURRENT LIABILITIES:
Accounts payable	$1,735	$1,564
Accrued expenses	11,135	14,562
Accrued liabilities:
Salaries	6,869	7,417
Interest	4,099	1,342
Advertiser obligations and commissions	2,225	1,656
Other	375	749
Current portion of long-term debt	65,016	17
Total current liabilities	91,454	27,307

LONG-TERM LIABILITIES
Senior debt	179,027	355,264
7.625% senior subordinated notes	150,000	150,000
Deferred tax liabilities	116,771	145,553
Other long-term liabilities	8,190	7,858
Total long-term liabilities	453,988	658,675
Total liabilities	545,442	685,982

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	514	490
Additional paid-in capital	1,035,151	939,720
Accumulated (deficit) retained earnings	(5,854)	50,403
Unearned compensation for unvested shares of restricted stock	(689)	(1,401)
Accumulated other comprehensive income	2,488	2,180
Total shareholders’ equity	1,031,610	991,392

TOTAL	$1,577,052	$1,677,374

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004

(amounts in thousands, except share and per share data)

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2004

NET REVENUES	$296,415	$313,222

OPERATING EXPENSES:
Station operating expenses	172,299	180,409
Depreciation and amortization	10,977	11,794
Corporate general and administrative expenses	10,905	11,689
Time brokerage agreement fees	1,169	796
Net loss on sale or disposal of assets	169	741
Total operating expenses	195,519	205,429
OPERATING INCOME	100,896	107,793

OTHER EXPENSES (INCOME):
Interest expense, including amortization of deferred financing costs of $809 in 2003 and $788 in 2004	15,605	15,286
Financing cost of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding solely convertible debentures of the Company	2,020	—
Interest income	(434)	(165)
Loss on extinguishment of debt	3,795	1,387
Net gain on derivative instruments	(370)	(763)
Loss on investments	—	176
TOTAL OTHER EXPENSE	20,616	15,921

INCOME BEFORE INCOME TAXES	80,280	91,872

INCOME TAXES	30,256	35,615

NET INCOME	$50,024	$56,257

NET INCOME PER SHARE - BASIC:	$0.98	$1.11
NET INCOME PER SHARE - DILUTED:	$0.97	$1.10

WEIGHTED AVERAGE SHARES:
Basic	50,815,937	50,683,504
Diluted	51,462,158	51,040,992

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2003	2004

NET REVENUES	$107,788	$112,507

OPERATING EXPENSES (INCOME):
Station operating expenses	61,171	63,530
Depreciation and amortization	3,681	4,014
Corporate general and administrative expenses	3,642	4,038
Time brokerage agreement fees	467	615
Net gain on sale or disposal of assets	(9)	(8)
Total operating expenses	68,952	72,189
OPERATING INCOME	38,836	40,318

OTHER EXPENSES (INCOME):
Interest expense, including amortization of deferred financing costs of $244 in 2003 and $300 in 2004	5,010	5,668
Interest income	(45)	(56)
Loss on extinguishment of debt	—	1,387
Net (gain) loss on derivative instruments	(705)	268
TOTAL OTHER EXPENSE	4,260	7,267

INCOME BEFORE INCOME TAXES	34,576	33,051

INCOME TAXES	13,016	12,790

NET INCOME	$21,560	$20,261

NET INCOME PER SHARE — BASIC:	$0.42	$0.41
NET INCOME PER SHARE — DILUTED:	$0.41	$0.41

WEIGHTED AVERAGE SHARES:
Basic	51,352,585	49,523,322
Diluted	51,976,004	49,767,170

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004

(amounts in thousands)

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2004

NET INCOME	$50,024	$56,257

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX BENEFIT OR PROVISION:
Unrealized gain (loss) on investments, net of tax provision of $368 in 2003 and tax benefit of $195 in 2004	613	(308)
Unrealized gain on hedged derivatives, net of tax provision of $15 in 2003	25	—

COMPREHENSIVE INCOME	$50,662	$55,949

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED STATEMENT OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2003	2004

NET INCOME	$21,560	$20,261

OTHER COMPREHENSIVE INCOME, NET OF TAX PROVISION:
Unrealized gain on investments, net of tax provision of $82 in 2003 and $241 in 2004	137	382

COMPREHENSIVE INCOME	$21,697	$20,643

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2003 AND NINE MONTHS ENDED SEPTEMBER 30, 2004

(amounts in thousands, except share data)

								Accumulated
								Other
								Compre-
	Common Stock				Additional	Retained	Unearned	hensive
	Class A		Class B		Paid-in	Earnings	Compen-	Income
	Shares	Amount	Shares	Amount	Capital	(Deficit)	sation	(Loss)	Total
Balance, December 31, 2002	40,547,918	$405	9,311,805	$93	$967,186	$(77,634)	$(256)	$711	$890,505
Net income	—	—	—	—	—	71,780	—	—	71,780
Conversion of Class B common stock to Class A common stock	869,900	9	(869,900)	$(9)	—	—	—	—	—
Conversion of TIDES to Class A common stock, net of deferred financing costs	1,384,668	14	—	—	59,206	—	—	—	59,220
Compensation expense related to granting of stock options	—	—	—	—	75	—	—	—	75
Compensation expense related to granting of restricted stock	18,148	—	—	—	824	—	(433)	—	391
Issuance of Class A common stock related to an incentive plan	15,271	—	—	—	611	—	—	—	611
Exercise of stock options	183,406	2	—	—	7,249	—	—	—	7,251
Net unrealized gain on investments	—	—	—	—	—	—	—	1,752	1,752
Net unrealized gain on hedged derivatives	—	—	—	—	—	—	—	25	25
Balance, December 31, 2003	43,019,311	430	8,441,905	84	1,035,151	(5,854)	(689)	2,488	1,031,610
Net income	—	—	—	—	—	56,257	—	—	56,257
Conversion of Class B common stock to Class A common stock	10,100	—	(10,100)	—	—	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	2	—	—	—	2
Compensation expense related to granting of restricted stock	25,174	—	—	—	1,195	—	(712)	—	483
Issuance of Class A common stock related to an incentive plan	13,934	—	—	—	450	—	—	—	450
Exercise of stock options	82,441	1	—	—	2,876	—	—	—	2,877
Net unrealized loss on investments	—	—	—	—	—	—	—	(308)	(308)
Repurchase and retirement of Class A common stock	(2,552,900)	(25)	—	—	(99,954)	—	—	—	(99,979)
Balance, September 30, 2004	40,598,060	$406	8,431,805	$84	$939,720	$50,403	$(1,401)	$2,180	$991,392

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004

(amounts in thousands)

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2004

OPERATING ACTIVITIES:
Net income	$50,024	$56,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,977	11,794
Amortization of station operating expenses	—	4
Amortization of deferred financing costs	809	788
Deferred taxes	30,256	29,017
Tax benefit on exercise of options	664	478
Provision for bad debts	2,658	2,676
Loss on dispositions and exchanges of assets	169	741
Non-cash stock-based compensation expense	338	485
Loss on investments	—	176
Net gain on derivative instruments	(370)	(763)
Deferred rent	463	322
Loss on extinguishment of debt	3,795	1,387
Deferred compensation	—	127
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
Accounts receivable	(4,703)	(8,908)
Prepaid expenses and deposits	(1,652)	(3,349)
Prepaid and refundable income taxes	(170)	(2,928)
Accounts payable and accrued liabilities	(4,835)	506
Net cash provided by operating activities	88,423	88,810

INVESTING ACTIVITIES:
Additions to property and equipment	(11,992)	(5,637)
Proceeds from sale of property, equipment, intangibles and other assets	106	822
Purchases of radio station assets	(79,181)	(98,803)
Deferred charges and other assets	(206)	(268)
Purchases of investments	(208)	(34)
Proceeds from investments	—	456
Station acquisition deposits and costs	26,652	8
Net cash used in investing activities	(64,829)	(103,456)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	93,000	461,000
Deferred financing expense related to new credit facility	—	(4,220)
Payments of long-term debt	(121,449)	(349,763)
Payments upon redemption of TIDES	(66,079)	—
Proceeds from issuance of stock under the employee stock plan	475	450
Purchase of the Company’s Class A common stock	—	(99,979)
Proceeds from the exercise of stock options	2,942	2,399
Net cash (used in) provided by financing activities	(91,111)	9,887

NET DECREASE IN CASH AND CASH EQUIVALENTS	(67,517)	(4,759)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	92,593	15,894
CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,076	$11,135

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004

(amounts in thousands, except share data)

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$18,095	$17,299
Interest on TIDES	$2,020	$—
Income taxes paid	$205	$9,385

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES –

In connection with the issuance of certain awards of Restricted Stock for 18,148 shares and 25,174 shares of Class A Common Stock for the nine months ended September 30, 2003 and 2004, respectively, the Company increased its additional paid-in-capital by $823 and $1,195 for the nine months ended September 30, 2003 and 2004, respectively.

In connection with the exchange of radio station assets, the non-cash portion of assets recorded was $300 and $84 for the nine months ended September 30, 2003 and 2004.

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

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All inter-company transactions and balances have been eliminated in consolidation.  The Company also considers the applicability of Financial Accounting Standards Board (“FASB”) Financial Interpretation No. (“FIN”) 46R (as revised), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which would include any variable interest entities that are required to be consolidated by the primary beneficiary (see Note 5,  Indianapolis Acquisition).

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

Recent Accounting Pronouncements

On March 31, 2004, the FASB issued an exposure draft of a proposed standard that, if adopted, will significantly change the accounting for employee stock options by requiring the Company to expense stock options, commonly referred to as equity-based compensation. Comments on the exposure draft were due by September 7, 2004.  On October 13, 2004, the FASB delayed the date of the proposed standard to be effective for the Company’s interim period beginning July 1, 2005. Management anticipates that if the new standard is adopted, the standard will impact the Company’s financial position and results of operations (see Note 2 for a discussion of the Company’s current treatment of stock-based compensation ).

During September 2004, the Emerging Issues Task Force (“EITF”) released Issue 04-08, “The Effect of Contingently Convertible Debt on diluted Earnings per Share.” Issue 04-08 provides guidance on when the dilutive effect of contingently convertible debt securities with a market price trigger should be included in the computation of diluted earnings per share (“EPS”). The guidance is effective as of December 31, 2004 and would be applied by retrospectively restating previously reported EPS. The Company anticipates that the adoption of this guidance will not have an effect on the computation of EPS as the Company does not currently have contingently convertible debt.

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

To determine the pro forma impact, the Company has employed the Black-Scholes model to estimate the fair value of options granted.  This valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including the expected stock price volatility. The Company’s outstanding stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect this estimate.

The weighted average fair value of each option granted under the various stock option plans for the nine months ended September 30, 2003 and 2004 was $18.78 and $13.24 respectively, and for the three months ended September 30, 2003 and 2004 was $19.84 and $9.08, respectively.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months and Three Months Ended September 30,
	2003	2004
Expected life (years)	5.00	5.00
Expected volatility factor	0.44	0.24
Risk-free interest rate (%)	2.76	3.00
Expected dividend yield (%)	—	—

In accordance with the interim disclosure provisions of SFAS No. 148, the following table presents the pro forma effect on our net income had compensation expense under the Equity Compensation Plan (see Note 3) been recorded for the nine months ended September 30, 2003 and 2004, as determined under the fair value method:

	Nine Months Ended September 30,
	2003	2004
	(amount in thousands, except per share data)
	(unaudited)

Net income - as reported	$50,024	$56,257
Add: Compensation expense included in net income, net of taxes of $126 in 2003 and $188 in 2004	212	297
Subtract: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes of $7,164 in 2003 and $6,641 in 2004	11,940	10,490
Net income - pro forma	$38,296	$46,064
Basic net income per share - as reported	$0.98	$1.11
Basic net income per share - pro forma	$0.75	$0.91
Diluted net income per share - as reported	$0.97	$1.10
Diluted net income per share - pro forma	$0.74	$0.90

In accordance with the interim disclosure provisions of SFAS No. 148, the following table presents the pro forma effect on our net income had compensation expense under the Equity Compensation Plan (see Note 3) been recorded for the three months ended September 30, 2003 and 2004, as determined under the fair value method:

	Three Months Ended September 30,
	2003	2004
	(amount in thousands, except per share data)
	(unaudited)

Net income - as reported	$21,560	$20,261
Add: Compensation expense included in net income, net of taxes of $47 in 2003 and $65 in 2004	80	103
Subtract: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes of $2,479 in 2003 and $2,116 in 2004	4,131	3,344
Net income - pro forma	$17,509	$17,020
Basic net income per share - as reported	$0.42	$0.41
Basic net income per share - pro forma	$0.34	$0.34
Diluted net income per share - as reported	$0.41	$0.41
Diluted net income per share - pro forma	$0.34	$0.34

3.             STOCK OPTIONS AND RESTRICTED STOCK

On June 24, 1998, the Company adopted its 1998 Equity Compensation Plan (“Plan”).  The Plan allows officers (including those also serving as directors) and other employees, non-employee directors and key advisors and consultants, selected by a Committee of the Board of Directors, to receive incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights in the Common Stock of the Company.  The restricted stock that has been issued vests over periods that vary up to four years.  The options that have been issued vest over a four-year period and expire ten years from the date of grant. The Company has reserved 2.5 million shares plus 10% of the combined classes of Common Stock outstanding at the time of grant for issuance under the Plan. During the periods presented, the Company recognized non-cash compensation expense primarily for the granting of restricted stock.

Options

During the nine months ended September 30, 2003 and 2004, the Company issued non-qualified options to purchase 1.3 million shares and 0.8 million shares, respectively, of its Class A Common Stock at prices per share ranging from $44.02 to $51.01 and $33.00 to $52.99, respectively. All of the options become exercisable over a four-year period. In connection with the award of stock options, the Company recognized non-cash stock-based compensation expense in amounts of less than $0.1 million for each of the nine months ended September 30, 2003 and 2004, respectively. The Company recognized non-cash stock-based compensation expense of less than $0.1 million for the three months ended September 30, 2003.

Restricted Stock

During the nine months ended September 30, 2003 and 2004, the Company issued 18,148 shares and 25,174 shares of restricted stock, respectively, and increased its additional paid-in-capital by $0.8 million and $1.2 million, respectively. The shares of restricted stock vest over periods that range from one to four years. In connection with awards of restricted stock, the Company recognized non-cash stock-based compensation expense in the amounts of $0.3 million and $0.5 million for the nine months ended September 30, 2003 and 2004, respectively, and $0.1 million and $0.2 million for the three months ended September 30, 2003 and 2004, respectively.

4.             INTANGIBLE ASSETS AND GOODWILL

(A) Indefinite-Lived Intangibles

Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and certain intangible assets are not amortized. Instead, these assets are reviewed at least annually for impairment and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company has determined that broadcasting licenses were deemed to have indefinite useful lives.

Broadcasting Licenses

SFAS No. 142 requires the Company to test broadcasting licenses on an annual basis and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of broadcasting licenses below the amount reflected in the balance sheet. The annual test, which is performed by the Company in the first quarter of each year, requires that the Company determine: (1) the reporting unit; and (2) compare the carrying amount of the broadcasting licenses reflected on the balance sheet in each reporting unit to the fair value of the reporting unit’s broadcasting licenses.

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

For the Nine Months Ended September 30, 2003

During the first quarter of 2003, the Company completed the non-amortizing intangible asset impairment test for broadcasting licenses and determined that: (1) the reporting unit was a radio market; and (2) the fair value of the broadcasting licenses was equal to or greater than the amount reflected in the balance sheet for each of the markets tested.  Based upon the results of the asset impairment test, no impairment charge was recorded for the nine months ended September 30, 2003.

For the Nine Months Ended September 30, 2004

During the first quarter of 2004, the Company completed the non-amortizing intangible asset impairment test for broadcasting licenses and determined that: (1) the reporting unit was a radio market; and (2) the fair value of the broadcasting licenses was equal to or greater than the amount reflected in the balance sheet for each of the markets tested. Based upon the results of the asset impairment test, no impairment charge was recorded. No event occurred or circumstances changed since the first quarter 2004 impairment test that would, more likely than not, change the fair value of broadcasting licenses below the amount reflected in the balance sheet and accordingly, no impairment charge was recorded for the nine months ended September 30, 2004. If actual market conditions are less favorable than those projected by the industry or the Company, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s broadcasting licenses below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods. The amount of unamortized broadcasting licenses reflected in the balance sheet as of September 30, 2004 was $1.3 billion.

Goodwill

SFAS No. 142 requires the Company to test goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of goodwill below the amount reflected in the balance sheet.  The Company performs its annual impairment test during the second quarter of each year by: (1) determining the reporting unit; and (2) comparing the fair value for each reporting unit with the amount reflected on the balance sheet. If the fair value for any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to the amount reflected in the balance sheet.

To determine the fair value, the Company uses an income or market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.

For the Nine Months Ended September 30, 2003

The Company performed its annual impairment test during the second quarter of 2003 by comparing the fair value for each market with the amount reflected on the balance sheet. The Company recorded no impairment charges for the nine months ended September 30, 2003.

For the Nine Months Ended September 30, 2004

The Company performed its annual impairment test during the second quarter of 2004 by comparing the fair value for each market with the amount reflected on the balance sheet. The Company recorded no impairment charges for the nine months ended September 30, 2004. If actual market conditions are less favorable than those projected by the industry or the Company, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods. The amount of goodwill reflected in the balance sheet as of September 30, 2004 was $151.0 million.

For the nine months ended September 30, 2004, the change in the carrying amount of goodwill, in thousands, is as follows:

September 30, 2004

Balance as of the beginning of the year	$144,319
Goodwill acquired during the nine months ended September 30, 2004	6,686
Balance as of the end of the period	$151,005

The changes in goodwill during the nine months ended September 30, 2004 were primarily related to the acquisition of radio stations in Indianapolis during the third quarter of 2004.

(B) Definite-Lived Intangibles

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships,  acquired advertising contracts and income leases that are amortized in accordance with SFAS No. 142. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The amounts of the amortization expense for definite-lived intangible assets were $0.4 million and $0.5 million for the nine months ended September 30, 2003 and 2004, respectively, and $0.1 million and $0.2 million for the three months ended September 30, 2003 and 2004, respectively. As of  September 30, 2004, the Company reflected $0.7 million in unamortized definite-lived assets, which amounts are included in deferred charges and other assets on the balance sheet.

The following is an estimate of the amortization expense for definite-lived assets, in thousands, for each of the succeeding years ending December 31:

Definitive- Lived Assets
Years ending December 31,
2004 (excludes the nine months ended September 30, 2004)	$220
2005	238
2006	145
2007	60
Thereafter	—
Total	$663

5.             ACQUISITIONS AND UNAUDITED PRO FORMA SUMMARY

Acquisitions for the Nine Months Ended September 30, 2004

Buffalo, New York

On May 5, 2004, the Company acquired from Adelphia Communications Corporation, under a Federal Bankruptcy Court ordered sale, the assets of WNSA-FM (in May 2004, the call letters were changed to WLKK-FM) serving the Buffalo radio market. The purchase price was $10.5 million in cash, of which $0.9 million was paid as a deposit on March 5, 2004. The source of the funds used to complete this transaction was as follows: (1) $5.6 million was paid from cash on hand; (2) $4.0 million was paid from funds borrowed under the Company’s senior bank facility; and (3) $0.9 million was paid from the March 5, 2004 deposit. The Company recorded $0.1 million of goodwill, which amount is fully deductible for income tax purposes. The fair values assigned to the assets acquired did not include a value for advertiser lists, customer relationships or acquired advertising contracts as no advertising contracts were transferred, no employees were hired and the Company changed the format of the station. The Company believes that  the addition of WLKK-FM to the six stations the Company currently operates in this market will allow the Company to compete more effectively by increasing the Company’s share of market revenues.

For this acquisition, the aggregate purchase price, including transaction costs of $0.1 million, was allocated as follows and is based upon information available at this time and is subject to change:

Assets Description	Amount	Asset Lives
	(in thousands)

Land	$53	non-depreciating
Land improvements	14	15 years
Building	139	20 years
Equipment	1,045	5 to 15 years
Furniture and fixtures	7	5 years
Total tangible assets	1,258

Broadcast rights	30	3 years
Broadcasting licenses	9,147	non-amortizing
Goodwill	149	non-amortizing
Total intangible assets	9,326

Total purchase price	$10,584

Providence, Rhode Island

On June 15, 2004, the Company acquired from FNX Broadcasting of Rhode Island LLC, the assets of WWRX-FM (in April 2004, the call letters were changed to WEEI-FM), serving the Providence, Rhode Island radio market for a purchase price of $14.6 million in cash, of which $1.0 million was paid as a deposit on March 22, 2004.  The source of the funds used to complete this transaction was as follows: (1) $13.6 million was paid from funds borrowed under the Company’s senior bank facility; and (2) $1.0 million was paid from the March 22, 2004 deposit. The Company recorded $0.2 million of goodwill, which amount is fully deductible for income tax purposes. The Company, which does not currently own or operate any other radio station in the Providence market, expects that the proximity of this market to the stations that the Company currently operates in the Boston radio market will allow for certain synergies in programming, sales and administration. On April 16, 2004, the Company commenced operations of this station under a time brokerage agreement (“TBA”) and began simulcasting most of the programming of the Company’s Boston radio station, WEEI-AM.

For this acquisition, the aggregate purchase price, including transaction costs of $0.1 million, was allocated as follows and is based upon information available at this time and is subject to change:

Assets Description	Amount	Asset Lives
	(in thousands)

Acquired advertising credit	$25	less than 1 year

Furniture and equipment	39	5 years
Equipment	292	3 to 5 years
Total tangible assets	331

Advertiser lists and customer relationships	22	3 years
Acquired advertising contracts	4	less than 1 year
Broadcasting licenses	14,054	non-amortizing
Goodwill	203	non-amortizing
Total intangible assets	14,283

Total purchase price	$14,639

Indianapolis, Indiana

On September 3, 2004, the Company acquired from Mystar Communications Corporation (“Mystar”) the assets of WTPI-FM, WXNT-AM and WZPL-FM, serving the Indianapolis, Indiana radio market for $73.5 million in cash, of which $5.0 million was paid as a deposit on April 22, 2004.  The Company does not currently own or operate any other radio stations in this market.  The source of the funds used to complete this transaction was as follows: (1) $68.5 million was paid from funds borrowed under the Company’s senior bank facility; and (2) $5.0 million was paid from the April 22, 2004 deposit. The Company recorded $6.3 million of goodwill, which amount is fully deductible for income tax purposes. The Company had commenced operation of these stations under a TBA on June 1, 2004. The net revenues, station operating expenses and TBA fees associated with operating these stations were included in the condensed consolidated financial statements for the nine months and three months ended September 30, 2004. The Company believes that the entry by the Company into this new market provides: (a) an opportunity to increase the market share of the Indianapolis radio stations; (b) an improvement in the Company’s geographical diversity; and (c) an improvement in the Company’s ability to compete more effectively on a national basis.

Deconsolidation of Assets Under FIN 46R

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

In connection with the Mystar transaction, the Company determined that as of the prior quarter ended June 30, 2004, FIN 46R was applicable as the Company had a variable interest in and was the primary beneficiary of Mystar. As the primary beneficiary, the Company could incur the expected losses that could arise from the variability of the fair value of Mystar.  As a result, the Company included in the condensed consolidated balance sheets as of June 30, 2004, the fair value of all of the assets and liabilities of Mystar which contained the assets that were acquired under the asset purchase agreement. Upon closing of this transaction, the Company deconsolidated the assets and liabilities of Mystar that were not included as part of the asset purchase agreement.

The following table includes: (1) the deconsolidation of the variable interest entity’s assets and liabilities that were not included as part of the asset purchase agreement upon the completion of the acquisition of the radio station assets in Indianapolis, Indiana; (2) an allocation of the purchase price based upon information available at this time and is subject to change; and (3) transactions costs of less than $0.1 million:

Assets Description	Amount	Asset Lives
	(in thousands)

Land and land improvements	$403	non-depreciating to 10 years
Building	29	20 years
Leasehold improvements	2	less than 1 year
Equipment	1,712	3 to 15 years
Furniture and equipment	189	5 years
Total tangible assets	2,335

Acquired income leases	227
Advertiser list and customer relationships	51	3 years
Acquired advertising contracts	284	less than 1 year
Broadcasting licenses	64,347	non-amortizing
Goodwill	6,304	non-amortizing
Total intangible assets	71,213

Total purchase price	$73,548

Unaudited Pro Forma Summary

The following unaudited pro forma summary presents the consolidated results of operations as if any acquisitions which occurred during the period of January 1, 2003 through September 30, 2004 had all occurred as of January 1, 2003. The summary is also pro forma to include certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund acquisitions which would have been incurred had such acquisitions occurred as of January 1, 2003. For a discussion of these acquisitions, please refer to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2004 which should be read in conjunction with the Company’s condensed consolidated financial statements, the related notes and all other information included elsewhere in this Form 10-Q. These unaudited pro forma results, which do not reflect: (1) dispositions of radio stations and (2) acquisitions and dispositions of certain contracts or joint sales agreements, have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Nine Months Ended September 30,
	2003	2004
	(amounts in thousands, except per share data)
	Pro Forma	Pro Forma

Net revenues	$306,689	$317,202
Net income	$45,366	$54,681
Net income per share - basic	$0.89	$1.08
Net income per share - diluted	$0.88	$1.07

6.             SENIOR DEBT

New Credit Agreement or “Bank Revolver”

On August 12, 2004, the Company entered into a new bank credit agreement  (the “Bank Revolver”) with a syndicate of banks for a five year senior secured revolving credit facility that is comprised of $800.0 million. The Company used the proceeds of $271.0 million from the Bank Revolver to pay all of the outstanding debt under the Company’s senior credit facility (the “Bank Facility”). The Company expects to use the remainder of the Bank

Revolver to: (1) provide for working capital; and (2) provide for general corporate purposes, including capital expenditures and any or all of the following: repurchases of Class A Common Stock, dividends and acquisitions. The Bank Revolver, which provides the Company with increased liquidity, is secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly owned subsidiaries. The Bank Revolver requires the Company to comply with certain financial covenants and leverage ratios which are defined terms within the agreement, including: (1) Total Debt to Operating Cash Flow, (2) Operating Cash Flow to Interest Expense, and (3) Operating Cash Flow to Fixed Charges. Upon the occurrence of certain events, the Company’s borrowing costs can increase to a maximum of Eurodollar plus 1.375% or prime plus 0.875%. The interest payable on the Eurodollar rate is payable at the end of the selected duration but not less frequently than every three months. The Company also pays a commitment fee that varies depending on certain financial covenants and the amount of the unused commitment, to a maximum of 0.375% per annum, on the average unused balance of the Bank Revolver. As of September 30, 2004, the Company had $355.4 million outstanding, including a $0.4 million Letter of Credit, under the Bank Revolver. Subject to covenant compliance at the time of each borrowing, the amount available under the Bank Revolver as of September 30, 2004 was $444.6 million.  Management believes that the Company was in compliance with all financial covenants and leverage ratios and all other terms of the Bank Revolver.

Deferred Financing Expenses

In connection with the replacement of the Bank Facility with the Bank Revolver, the Company reviewed the  unamortized deferred financing costs to determine the amount subject to extinguishment under the provisions of Emerging Issues Task Force (“EITF”) No. 98-14, “Debtor’s Accounting for Changes in Line-of Credit or Revolving-Debt Arrangements.”  Under this provision, the Company: (1) recorded $1.4 million of the Bank Facility’s unamortized deferred financing costs as a loss on extinguishment of debt to the statement of operations for the nine months and three months ended September 30, 2004; (2) deferred $0.5 million of the Bank Facility’s unamortized deferred financing expenses that will be amortized over the life of the Bank Revolver; and (3) recorded $4.2 million of deferred financing expenses related to the Bank Revolver that will be amortized over the life of the Bank Revolver. Under the provisions of SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” the Company recorded the $1.4 million loss as extinguishment of debt under other expense in the condensed statements of operations.

Former Credit Agreement or “Bank Facility”

On August 12, 2004, the Company used the proceeds of $271.0 million from the Bank Revolver to prepay all of the outstanding debt under the Company’s Bank Facility. The Bank Facility, which was entered into on December 16, 1999 with a syndicate of banks, initially provided for senior secured credit of $650.0 million that consisted of: (1) a $325.0 million reducing revolving credit facility (“Revolver”) and (2) a $325.0 million multi-draw term loan (“Term Loan”).  The Revolver and Term Loan, which had a maturity date of September 30, 2007, each reduced on a quarterly basis that began on September 30, 2002, in quarterly amounts that varied from $12.2 million to $16.3 million for each loan.

Interest Rate Transactions

The Company enters into interest rate transactions with different banks to diversify its risk associated with interest rate fluctuations against the variable rate debt under the Bank Facility and to comply with certain covenants under the Bank Facility. Under these transactions, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt.  As of September 30, 2004, the Company had an interest rate transaction outstanding that was entered into in February 1998 with a notional amount of $30.0 million and an initial term of 10 years, that effectively fixes the interest at a rate of 5.8% on borrowings equal to the total notional amount (see Note 9).

7.             SENIOR SUBORDINATED NOTES

On March 5, 2002, the Company completed a $150.0 million offering of 7.625% Senior Subordinated Notes (“Notes”) due March 1, 2014 and received net proceeds of $145.7 million.  There were approximately $4.3 million in deferred offering costs recorded in connection with the sale, which are amortized to interest expense over the life of the Notes using the effective interest rate method.

Interest on the Notes, which are in denominations of $1,000 each, accrues at the rate of 7.625% per annum and is payable semi-annually in arrears on March 1 and September 1. The Company may redeem the Notes on and after March 1, 2007 at an initial redemption price of 103.813% of their principal amount plus accrued interest.  In addition, before March 1, 2005, the Company may redeem up to 35% of the Notes at a redemption price of 107.625% of their principal amount plus accrued interest, using proceeds of qualified equity offerings.  The Notes are unsecured and rank junior to the Company’s senior indebtedness.  In addition to the parent, Entercom Communications Corp., all of the Company’s other subsidiaries have fully and unconditionally guaranteed jointly and severally these Notes (“Subsidiary Guarantors”).  Under certain covenants, the Subsidiary Guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Notes and the Subsidiary Guarantors cannot incur additional indebtedness if the Leverage Ratio exceeds a specified level.

8.             CONVERTIBLE PREFERRED SECURITIES

Redemption of the Convertible Preferred Securities

On April 7, 2003, the Company redeemed all of its outstanding 6.25% Convertible Subordinated Debentures. Prior to the redemption, holders of 1.2 million Convertible Preferred Securities, Term Income Deferrable Equity Securities (“TIDES”) converted their securities into 1.4 million shares of the Company’s Class A Common Stock. The Trust paid $66.1 million to the remaining TIDES holders as of April 7, 2003, which included a redemption premium of $2.0 million and accrued interest of $0.1 million, in exchange for the remaining 1.3 million TIDES. The Company used $32.6 million from cash on hand and $33.5 million from the Company’s Bank Facility’s Revolver to meet the cash requirements for this redemption.  The Company recorded the following: (1) for those TIDES holders who redeemed for cash, (a) loss on extinguishment of debt of $3.8 million to the statement of operations, which included the extinguishment of deferred financing costs of $1.8 million and a redemption premium of $2.0 million and (b) interest expense of $0.1 million for the period April 1, 2003 through April 6, 2003 to the statement of operations; and (2) for those TIDES holders who converted to shares of the Company’s Class A Common Stock, (a) an increase in shareholders’ equity of $60.9 million, offset by extinguishment of deferred financing costs of $1.7 million and (b) a decrease in deferred charges and other assets of $3.5 million to write off the deferred financing costs.

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

For the Nine and Three Months Ended September 30, 2003

Non-Hedge Accounting Treatment

During the nine and three months ended and as of September 30, 2003, the Company had a derivative outstanding with an aggregate notional amount of $30.0 million that did not qualify for hedge accounting treatment. For the nine and three months ended September 30, 2003, the Company recorded to the statement of operations a $0.7 million gain for each period under net (gain) loss on derivative instruments.

Hedge Accounting Treatment

The Company had a derivative outstanding with a notional amount of $35.0 million that expired during January 2003, which was designated as a cash flow hedge that qualified for hedge accounting treatment. For the nine months ended September 30, 2003, the Company recorded the ineffective amount of the hedge to the statement of operations as a $0.3 million loss under net (gain) loss on derivative instruments. For those derivatives that qualified for hedge accounting treatment, as of September 30, 2003, the Company had reclassified to the statement of operations all fair value adjustments previously recorded to the statement of other comprehensive income (loss).

For the Nine and Three Months Ended September 30, 2004

Non-Hedge Accounting Treatment

During the nine and three months ended and as of September 30, 2004, the Company had a derivative outstanding with a notional amount of $30.0 million that did not qualify for hedge accounting treatment. For the nine and three months ended September 30, 2004, the Company recorded to the statement of operations a $0.8 million gain and a $0.2 million loss, respectively, under net (gain) loss on derivative instruments.

Hedge Accounting Treatment

During the nine and three months ended September 30, 2004, the Company had no derivatives outstanding that qualified for hedge accounting treatment.

10.          COMMITMENTS AND CONTINGENCIES

Pending Disposition – Seattle, Washington

On July 14, 2004, the Company entered into an asset purchase agreement to sell the radio station assets of KNWX-AM, Seattle, Washington for $6.0 million in cash. Under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has determined that the pending sale of KNWX-AM does not meet the criteria to classify the station’s respective assets as held for sale and their respective operations as discontinued operations. Upon the closing of this transaction, which is subject to approval by the Federal Communications Commission and which is expected to be completed during the fourth quarter of 2004, the Company will continue to own and operate seven radio stations in Seattle, Washington.

Pending Disposition and the Applicability of FIN 46R

In connection with the pending disposition of KNWX-AM (see Note 10, above), the Company reviewed the reporting requirements under the provisions of FIN 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  The Company determined that the purchaser has a variable interest in the entities that hold the assets that are to be acquired but is not the primary beneficiary. The Company, which is the primary beneficiary, could incur the majority of the expected losses that could arise from the variability of the fair value of the entities holding the assets. As a result, the Company did not deconsolidate as of September 30, 2004 the assets and liabilities of the entities holding the assets that are to be acquired.

Other

On August 4, 2004, the Company entered into an agreement to purchase a building in the amount of $3.1 million, subject to certain contingencies only available to the Company. The purchase of the building, which will be used to consolidate the studio facilities in one of the Company’s markets, is expected to be completed during the fourth quarter of 2004.

Contingencies

On May 19, 2003, the Company acquired the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation (“Royce”) for a purchase price of $21.2 million in cash. This acquisition was accomplished following extensive litigation.  Although the Company successfully secured the assets of KWOD-FM through court ordered specific performance of the agreement, Royce has continued to appeal its case through the California judicial system.  While the order granting specific performance and ordering the transfer of the station is final, Royce has appealed the court’s determination that the Company was entitled to $3.8 million in damages as an offset against the original $25.0 million purchase price.  The Company cannot determine the amount of time required for the appeal process to be completed. The Company estimates that the impact of an unfavorable outcome will not materially impact the Company’s financial position, results of operations or cash flows.

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

The Company operated under an interim license agreement with American Society of Composers, Authors and Publishers (“ASCAP”) for the period that commenced on January 1, 2001 at the rates and terms reflected in the prior ASCAP agreement. During the third quarter of 2004, the Radio Music License Committee, of which the Company is a participant, reached an agreement with ASCAP on behalf of the radio industry.  This agreement, which was subject to an order by the U.S. District Court for the Southern District of New York, was approved on October 15, 2004 (see Note 17, subsequent events). The Company’s management believes that the effect of this agreement with ASCAP did not materially impact the financial position, results of operations or cash flows of the Company.

The FCC has recently begun more vigorous enforcement against the broadcasting industry as a whole, of its indecency rules concerning the broadcast of obscene, indecent, or profane material. Potential changes to enhance the FCC’s authority in this area include the ability to impose substantially higher monetary forfeiture penalties, consider violations to be serious offenses in the context of license renewal applications, and, under certain circumstances, designate a license for hearing to determine whether such license should be revoked. In the event that this or similar legislation is ultimately enacted into law, the Company could face increased costs in the form of fines and a greater risk that the Company could lose any one or more of the Company’s broadcasting licenses. The Company’s management estimates that the effect of an unfavorable outcome could materially impact the financial position, results of operations or cash flows of the Company.

The Company has filed on a timely basis renewal applications for those radio stations where the radio broadcasting license is subject to renewal with the Federal Communications Commission. Certain licenses were not renewed prior to the renewal date, which is not unusual. The Company continues to operate these radio stations under their existing licenses as the Company anticipates that the licenses will be renewed.

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

As permitted under Pennsylvania law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid.  Management believes the estimated fair value of these indemnification agreements is minimal.  All of these indemnification agreements were in effect prior to December 31, 2002 and are therefore not subject to the initial recognition provisions of FIN 45. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2004.

The Company has an outstanding letter of credit as of September 30, 2004 in the amount of $0.4 million in connection with a general insurance liability policy.  The fair value of the letter of credit, which was grand-fathered under the provisions of FIN 45 as it was in effect prior to December 31, 2002, was minimal and accordingly, the Company has not recorded any liability for this agreement as of September 30, 2004.

Under the Company’s Bank Revolver, the Company is required to reimburse lenders for any increased costs that they may incur in an event of a change in law, rule or regulation resulting in their reduced returns from any change in capital requirements. The Company can not estimate the potential amount of any future payment under this provision nor can the Company predict if such event will ever occur.

The Company enters into standard indemnification agreements in the ordinary course of business. Under these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of September 30, 2004.

In connection with many of the Company’s acquisitions, the Company enters into time brokerage agreements or local marketing agreements for specified periods of time, typically six months or less, whereby the Company indemnifies the owner and operator of the radio station, their employees, agents and contractors from liability, claims, and damages arising from the activities of operating the radio station under such agreements. Although the Company has operated radio stations previously under these agreements, the maximum potential amount of any future payments the Company could be required to make for any such current and previous indemnification obligations is undeterminable at this time. The Company has not, however, previously incurred any significant costs to defend lawsuits or settle claims relating to any such indemnification obligation.

11.          SHAREHOLDERS’ EQUITY

Sale of Class B Common Stock

On September 10, 2003, the Company’s Chairman, Joseph M. Field, adopted a Planned Diversification Program (“Program”) pursuant to SEC Rule 10b5-1 to sell, through an independent broker-dealer, up to 1.1 million shares of the Company’s Class B Common Stock over the course of twelve months.  These shares included the 0.1 million shares that remained unsold under Mr. Field’s previous Planned Diversification Program dated September 10, 2002. Upon public sale, the shares of Class B Common Stock were automatically converted into shares of its Class A Common Stock.  As of September 30, 2004, 800,000 shares of Class B Common Stock were sold and 300,000 shares of Class B Common Stock were unsold under the Program. The Program expired as of September 9, 2004 and was not renewed. Joseph M. Field remains as the Company’s largest and controlling shareholder.

Company Share Repurchase Programs

The Company’s Board of Directors has in the past and may authorize in the future share repurchase programs over a defined period of time. Any purchases under these programs may be made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.

May 13, 2004 Plan

On May 13, 2004,  the Company’s Board of Directors authorized a one-year share repurchase program of up to $100.0 million. In order to facilitate the purchase of shares during periods when the Company was not otherwise permitted to purchase shares, on June 10, 2004, the Company entered into a 10b5-1 Plan under the Exchange Act of the Securities and Exchange Commission. All shares repurchased were immediately retired. As of September 30, 2004, the Company repurchased 2.6 million shares of Class A Common Stock at an aggregate purchase price of $100.0 million representing an average price of $39.16 per share.

November 1, 2004 Plan

On November 1, 2004, the Company’s Board of Directors authorized a one-year share repurchase program of up to $100.0 million (see Note 17, Subsequent Events).

12.          DEFERRED COMPENSATION PLAN

In December 2003, the Company’s Board of Directors approved an unfunded deferred compensation plan that provides a select group of the Company’s management and highly compensated employees with an opportunity to defer a portion of their compensation on a tax favored basis. The obligations by the Company to pay these benefits under the plan represent unsecured general obligations that rank equally with the Company’s other unsecured and unsubordinated indebtedness.  As of September 30, 2004, $0.4 million was deferred under this plan and was included in other long-term liabilities in the consolidated balance sheet. For the nine and three months ended September 30, 2004, the Company recorded amounts under $0.1 million in unfunded compensation expense to Corporate General and Administrative Expense. The Company also recorded a deferred tax asset of $0.2 million in connection with this liability as the tax benefit of the deferred tax asset is not realized for tax purposes until the liability is paid.

13.          NET INCOME PER SHARE

The net income per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” which requires presentation of basic net income per share and diluted net income per share.  Basic net income per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes stock options (using the treasury stock method). Anti-dilutive instruments are not considered in this calculation. For the nine months and three months ended September 30, 2003 and 2004, stock options were included in the calculation of net income per share as they were dilutive.

	NINE MONTHS ENDED
	SEPTEMBER 30, 2003			SEPTEMBER 30, 2004
	(amounts in thousands, except share and per share data)
	Income	Shares	EPS	Income	Shares	EPS
Basic net income per share:
Net income	$50,024	50,815,937	$0.98	$56,257	50,683,504	$1.11
Impact of options		646,221			357,488
Diluted net income per share:
Net income	$50,024	51,462,158	$0.97	$56,257	51,040,992	$1.10

For the nine months ended September 30, 2003 and 2004, outstanding options to purchase 1,220,973 and 3,877,734 shares, respectively, of Class A Common Stock at option exercise prices per share ranging from $47.61 to $57.63 and from $42.18 to $57.63, respectively, were excluded from the computation of diluted net income per share as the options’ exercise price was greater than the average market price of the stock.

	THREE MONTHS ENDED
	SEPTEMBER 30, 2003			SEPTEMBER 30, 2004
	(amounts in thousands, except share and per share data)
	Income	Shares	EPS	Income	Shares	EPS
Basic net income per share:
Net income	$21,560	51,352,585	$0.42	$20,261	49,523,322	$0.41
Impact of options		623,419			243,848
Diluted net income per share:
Net income	$21,560	51,976,004	$0.41	$20,261	49,767,170	$0.41

For the three months ended September 30, 2003 and 2004, outstanding options to purchase 1,230,128 and 4,623,712 shares, respectively, of Class A Common Stock at option exercise prices per share ranging from $47.31 to $57.63 and from $36.91 to $57.63, respectively, were excluded from the computation of diluted net income per share as the options’ exercise price was greater than the average market price of the stock.

14.          GUARANTOR FINANCIAL INFORMATION

Entercom Radio, LLC (“Radio”), which is a wholly-owned subsidiary of Entercom Communications Corp., holds the ownership interest in various subsidiary companies that own the operating assets, including broadcasting licenses, permits, authorizations and cash royalties.  Radio is the borrower of: (1) the Company’s senior debt under the Bank Revolver (and was the borrower of the Company’s senior debt under the Bank Facility), described in Note 6; and (2) is the borrower of the Company’s 7.625% Senior Subordinated Notes, described in Note 7. Entercom Communications Corp. and each of its direct and indirect subsidiary (other than Radio) is a guarantor of such debt.

Under the Bank Revolver, Radio is permitted to make distributions to Entercom Communications Corp. in  amounts as defined, that are required to pay Entercom Communications Corp.’s reasonable overhead costs, including income taxes and other costs associated with conducting the operations of Radio and its subsidiaries. Under the Company’s 7.625% Senior Subordinated Notes, Radio is permitted to make distributions to Entercom Communications

Corp. in amounts, as defined, that are required to pay Entercom Communications Corp’s overhead costs and other costs associated with conducting the operations of Radio and its subsidiaries.

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

The following tables set forth condensed consolidating financial information for:

•                  Entercom Communications Corp. and Radio:

•                  the balance sheets as of December 31, 2003 and September 30, 2004;

•                  the statements of operations for the nine months ended September 30, 2004;

•                  the statements of operations for the three months ended September 30, 2004 and 2003: and

•                  the statements of cash flows for the nine months ended September 30, 2004.

•                  Entercom Communications Corp., Trust and Radio:

•                  the statements of operations for the nine months ended September 30, 2003; and

•                  the statements of cash flows for the nine months ended September 30, 2003.

Condensed Balance Sheets as of December 31, 2003

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total

ASSETS:
Current assets	$4,261	$101,093	$—	$105,354
Net property and equipment	1,753	97,712	—	99,465
Radio broadcasting licenses - Net	—	1,202,284	—	1,202,284
Goodwill - Net	—	144,319	—	144,319
Other long-term assets - Net	407	25,223	—	25,630
Investment in subsidiaries	1,028,266	—	(1,028,266)	—
Total assets	$1,034,687	$1,570,631	$(1,028,266)	$1,577,052

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities	$1,060	$90,394	$—	$91,454
Long-term liabilities	2,017	451,971	—	453,988
Total liabilities	3,077	542,365	—	545,442

Shareholders’ equity
Preferred stock	—	—	—	—
Class A, B and C common stock	514	—	—	514
Additional paid-in capital	1,035,151	—	—	1,035,151
Retained earnings (deficit)	(5,854)	1,025,778	(1,025,778)	(5,854)
Unearned compensation for shares of unvested
restricted stock	(689)	—	—	(689)
Accumulated other comprehensive income	2,488	2,488	(2,488)	2,488
Total shareholders’ equity	1,031,610	1,028,266	(1,028,266)	1,031,610
Total liabilities and shareholders’ equity	$1,034,687	$1,570,631	$(1,028,266)	$1,577,052

Condensed Balance Sheets as of September 30, 2004

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total

ASSETS:
Current assets	$2,919	$110,500	$—	$113,419
Net property and equipment	2,465	94,478	—	96,943
Radio broadcasting licenses - Net	—	1,289,572	—	1,289,572
Goodwill - Net	—	151,005	—	151,005
Other long-term assets - Net	423	26,012	—	26,435
Investment in subsidiaries	991,569	—	$(991,569)	—
Total assets	$997,376	$1,671,567	$(991,569)	$1,677,374

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities	$3,528	$23,779	$—	$27,307
Long-term liabilities	2,456	656,219	—	658,675
Total liabilities	5,984	679,998	—	685,982

Shareholders’ equity
Preferred stock	—	—	—	—
Class A, B and C common stock	490	—	—	490
Additional paid-in capital	939,720	—	—	939,720
Retained earnings	50,403	989,389	(989,389)	50,403
Unearned compensation for unvested shares of restricted stock	(1,401)	—	—	(1,401)
Accumulated other comprehensive loss	2,180	2,180	(2,180)	2,180
Total shareholders’ equity	991,392	991,569	(991,569)	991,392
Total liabilities and shareholders’ equity	$997,376	$1,671,567	$(991,569)	$1,677,374

Statements of Operations for the Nine Months Ended September 30, 2003

(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$415	$2,020	$296,415	$(2,435)	$296,415

OPERATING EXPENSES (INCOME):
Station operating expenses	—	—	172,714	(415)	172,299
Depreciation and amortization	704	—	10,273	—	10,977
Corporate G&A expenses	10,834	—	71	—	10,905
Time brokerage agreement fees	—	—	1,169	—	1,169
Net loss on sale of assets	28	—	141	—	169
Total operating expenses	11,566	—	184,368	(415)	195,519

OPERATING INCOME (LOSS)	(11,151)	2,020	112,047	(2,020)	100,896

OTHER EXPENSE (INCOME):
Interest expense	—	—	15,605	—	15,605
Financing cost of TIDES	2,020	2,020	—	(2,020)	2,020
Interest income	(2)	—	(432)	—	(434)
Loss on extinguishment of debt	3,795	—	—	—	3,795
Net gain on derivative instruments	—	—	(370)	—	(370)
Gain from equity investment in subsidiaries	(97,002)	—	—	97,002	—
Total expense (income)	(91,189)	2,020	14,803	94,982	20,616

INCOME BEFORE INCOME TAXES	80,038	—	97,244	(97,002)	80,280

INCOME TAXES	30,014	—	242	—	30,256

NET INCOME	$50,024	$—	$97,002	$(97,002)	$50,024

Statements of Operations for the Nine Months Ended September 30, 2004

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$429	$313,222	$(429)	$313,222

OPERATING EXPENSES (INCOME):
Station operating expenses	—	180,838	(429)	180,409
Depreciation and amortization	360	11,434	—	11,794
Corporate G&A expenses	11,591	98	—	11,689
Time brokerage agreement fees	—	796	—	796
Net loss on sale of assets	1	740	—	741
Total operating expenses	11,952	193,906	(429)	205,429

OPERATING INCOME (LOSS)	(11,523)	119,316	—	107,793

OTHER EXPENSE (INCOME):
Interest expense	—	15,286	—	15,286
Interest income	(5)	(160)	—	(165)
Loss on extinguishment of debt	—	1,387	—	1,387
Net gain on derivative instruments	—	(763)	—	(763)
Gain on investments	—	176	—	176
Gain from equity investment in subsidiaries	(101,529)	—	101,529	—
Total (income) expense	(101,534)	15,926	101,529	15,921

INCOME BEFORE INCOME TAXES	90,011	103,390	(101,529)	91,872

INCOME TAXES	33,754	1,861	—	35,615

NET INCOME	$56,257	$101,529	$(101,529)	$56,257

Statements of Operations for the Three Months Ended September 30, 2003

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$140	$107,788	$(140)	$107,788

OPERATING EXPENSES (INCOME):
Station operating expenses	—	61,311	(140)	61,171
Depreciation and amortization	231	3,450	—	3,681
Corporate G&A expenses	3,616	26	—	3,642
Time brokerage agreement fees	—	467	—	467
Net gain on sale of assets	—	(9)	—	(9)
Total operating expenses	3,847	65,245	(140)	68,952

OPERATING INCOME (LOSS)	(3,707)	42,543	—	38,836

OTHER EXPENSE (INCOME):
Interest expense	—	5,010	—	5,010
Interest income	—	(45)	—	(45)
Net gain on derivative instruments	—	(705)	—	(705)
Gain from equity investment in subsidiaries	(38,203)	—	38,203	—
Total (income) expense	(38,203)	4,260	38,203	4,260

INCOME BEFORE INCOME TAXES	34,496	38,283	(38,203)	34,576

INCOME TAXES	12,936	80	—	13,016

NET INCOME	$21,560	$38,203	$(38,203)	$21,560

Statements of Operations for the Three Months Ended September 30, 2004

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$149	$112,507	$(149)	$112,507

OPERATING EXPENSES (INCOME):
Station operating expenses	—	63,679	(149)	63,530
Depreciation and amortization	120	3,894	—	4,014
Corporate G&A expenses	4,012	26	—	4,038
Time brokerage agreement fees	—	615	—	615
Net gain on sale of assets	—	(8)	—	(8)
Total operating expenses	4,132	68,206	(149)	72,189

OPERATING (LOSS) INCOME	(3,983)	44,301	—	40,318

OTHER EXPENSE (INCOME):
Interest expense	—	5,668	—	5,668
Interest income	(3)	(53)	—	(56)
Loss on extinguishment of debt	—	1,387	—	1,387
Net loss on derivative instruments	—	268	—	268
Gain from equity investment in subsidiaries	(36,398)	—	36,398	—
Total (income) expense	(36,401)	7,270	36,398	7,267

INCOME BEFORE INCOME TAXES	32,418	37,031	(36,398)	33,051

INCOME TAXES	12,157	633	—	12,790

NET INCOME	$20,261	$36,398	$(36,398)	$20,261

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2003

(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

OPERATING ACTIVITIES:
Net cash provided by operating activities	$44,882	$—	$43,541	$—	$88,423

INVESTING ACTIVITIES:
Additions to property and equipment	375	—	(12,367)	—	(11,992)
Proceeds from sale of property, equipment
and other assets	—	—	106	—	106
Purchases of radio station assets	—	—	(79,181)	—	(79,181)
Deferred charges and other assets	(48)	—	(158)	—	(206)
Purchase of investments	—	—	(208)	—	(208)
Station acquisition deposits and costs	—	—	26,652	—	26,652
Net inter-company loans	17,517	—	(17,517)	—	—
Net cash provided by (used in) investing activities	17,844	—	(82,673)	—	(64,829)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—	93,000	—	93,000
Payments on long-term debt	—	—	(121,449)	—	(121,449)
Payments upon redemption of TIDES	(66,079)	—	—	—	(66,079)
Proceeds from issuance of common stock related to incentive plans	475	—	—	—	475
Proceeds from exercise of stock options	2,942	—	—	—	2,942
Net cash used in financing activities	(62,662)	—	(28,449)	—	(91,111)

Net increase (decrease) in cash and cash equivalents	64	—	(67,581)	—	(67,517)
Cash and cash equivalents, beginning of year	57	—	92,536	—	92,593
Cash and cash equivalents, end of period	$121	$—	$24,955	$—	$25,076

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2004

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total

OPERATING ACTIVITIES:
Net cash provided by operating activities	$61,591	$27,219	$—	$88,810

INVESTING ACTIVITIES:
Additions to property and equipment	(993)	(4,644)	—	(5,637)
Proceeds from sale of property, equipment and other assets	—	822	—	822
Purchases of radio station assets	—	(98,803)	—	(98,803)
Deferred charges and other assets	(94)	(174)	—	(268)
Purchase of investments	—	(34)	—	(34)
Proceeds from investments	456	—	—	456
Station acquisition deposits and costs	—	8	—	8
Net inter-company loans	36,697	(36,697)	—	—
Net cash provided by (used in) investing activities	36,066	(139,522)	—	(103,456)

FINANCING ACTIVITIES:
Deferred financing expenses related to bank facility and senior subordinated debt	—	(4,220)	—	(4,220)
Proceeds from issuance of long-term debt	—	461,000	—	461,000
Payments on long-term debt	—	(349,763)	—	(349,763)
Proceeds from issuance of common stock related to incentive plans	450	—	—	450
Purchase of the Company’s Class A common stock	(99,979)	—	—	(99,979)
Proceeds from exercise of stock options	2,399	—	—	2,399
Net cash (used in) provided by financing activities	(97,130)	107,017	—	9,887
Net increase (decrease) in cash and cash equivalents	71	(4,830)	—	(4,759)
Cash and cash equivalents, beginning of year	103	15,791	—	15,894
Cash and cash equivalents, end of period	$174	$10,961	$—	$11,135

15.          INCOME TAXES

Effective Tax Rate

The Company’s effective tax rates for the nine months and three months ended September 30, 2003 and 2004, are based on the estimated annual effective tax rates for 2003 and 2004 of 37.5% and 38.6%, respectively, exclusive of the effect of permanent differences between income subject to income tax for book and tax purposes. The increase in the estimated annual rate for 2004 was due to regulatory changes in certain states in which the Company operates. The Company’s effective tax rate is higher than the federal statutory rate of 35% primarily as a result of the provision for state taxes (net of a federal tax deduction) in the tax rate. The Company made income tax payments of $0.2 million and $9.4 million for the nine months ended September 30, 2003 and 2004, respectively, and $0.2 million and $2.9 million for the three months ended September 30, 2003 and 2004, respectively. The Company’s estimated income tax payment in the fourth quarter of 2004 may equal or exceed the payments made during each of the second and third quarters of 2004.

Deferred Tax Liabilities

The deferred tax liabilities were $145.6 million as of September 30, 2004. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

Deferred Tax Assets

The Company’s net deferred tax assets were $3.1 million as of September 30, 2004. In addition, as of September 30, 2004, the Company had an alternative minimum tax (“AMT”) credit carryforward of approximately $0.7 million. AMT credits are available to be carried forward indefinitely and may be utilized against regular federal tax to the extent they do not exceed computed AMT calculations.

Based upon the years in which taxable temporary differences are anticipated to reverse, as of September 30, 2004, management believes it is more likely than not that the Company will realize the benefits of the deferred tax asset balance, including the AMT credit. Accordingly, the Company believes that no valuation allowance is required for the current and deferred tax assets as of September 30, 2004. On a quarterly basis, management will assess whether it remains more likely than not that the deferred tax asset will be realized.

16.          TRADE RECEIVABLES AND RELATED ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade receivables are primarily comprised of unpaid advertising by advertisers on our radio stations, net of agency commissions and an estimated provision for doubtful accounts.  Advertisers are generally invoiced for the advertising after the advertisements are aired.  Estimates of the allowance for doubtful accounts are recorded based on management’s judgment of the collectibility of the accounts receivable based on historical information, relative improvements or deteriorations in the age of the accounts receivable and changes in current economic conditions.  The trade receivable balances and reserve for doubtful accounts as of December 31, 2003 and September 30, 2004, are presented in the following table:

	December 31, 2003	September 30, 2004
	(in thousands)

Accounts receivable	$81,892	$88,355

Allowance for doubtful accounts	(2,403)	(2,633)

Accounts receivable, net of allowance for doubtful accounts	$79,489	$85,722

17.          SUBSEQUENT EVENTS

Music Licensing Agreement

During the third quarter of 2004, the Radio Music Licensing Committee reached an agreement with ASCAP on behalf of the radio industry.  This settlement, which was subject to an order by the U.S. District Court for the Southern District of New York, was approved on October 15, 2004 (see Note 10, commitments and contingencies for further discussion).

Share Repurchase Program

On November 1, 2004, the Board of Directors authorized a $100.0 million one-year share repurchase program (see Note 11, Stockholders’ Equity).

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

We include revenues recognized under a time brokerage agreement or a similar sales agreement for stations operated by us prior to acquiring the stations in net revenues, while we reflect operating expenses associated with these stations in station operating expenses. Depending on the facts and circumstances relating to each pending asset purchase agreement (whether or not there is an associated time brokerage agreement or similar agreement) and the provisions of Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which would include any variable interest entities that are required to be consolidated by the primary beneficiary, we may include: (1) the assets and liabilities of the entity holding the assets to be acquired, in our consolidated balance sheet; and (2) the net revenues and station operating expenses of the entity holding the assets to be acquired, in our consolidated statement of operations.

Results of Operations

Our results of operations represent the operations of the radio stations owned or operated pursuant to time brokerage agreements or similar agreements during the relevant periods. The following significant factors affected our results of operations for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 and many of the following significant factors affected our results of operations for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003:

Acquisitions

•                  on March 21, 2003, we acquired for $55.0 million a radio station in Denver, Colorado that we began operating on February 1, 2002 under a time brokerage agreement, that in 2004 decreased our time brokerage fees and decreased our interest income;

•                  on May 19, 2003, we acquired for $21.2 million a radio station in Sacramento, California that in 2004 increased net revenues, station operating expenses and depreciation and amortization expense;

•                  on December 18, 2003, we acquired for $44.0 million two radio stations in Portland, Oregon that we began operating June 1, 2003 under a time brokerage agreement, that in 2004 increased net revenues, station operating expenses, depreciation and amortization expense and interest expense;

•                  on May 5, 2004, we acquired for $10.5 million a radio station in Buffalo, New York that in 2004 increased net revenues, station operating expenses, depreciation and amortization expense, interest expense and reduced interest income;

•                  on June 15, 2004, we acquired for $14.6 million a radio station in Providence, Rhode Island that we began operating on April 16, 2004 under a time brokerage agreement, that in 2004 increased net revenues, station operating expenses, depreciation and amortization expense and interest expense; and

•                  on September 3, 2004, we acquired for $73.5 million three radio stations in Indianapolis, Indiana that we began operating on June 1, 2004 under a time brokerage agreement, that in 2004 increased net revenues, station operating expenses, time brokerage agreement fees, depreciation and amortization expense and interest expense.

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

Financing

•                  on April 7, 2003, subsequent to the conversion of 1.2 million TIDES into 1.4 million shares of our Class A common stock, we redeemed all of our outstanding 6.25% Convertible Subordinated Debentures that in 2004 decreased our interest expense;

•                  on August 12, 2004, we entered into a new credit facility that in 2004 increased interest expense and resulted in the recognition of a loss on extinguishment of deferred financing costs; and

•                  under an authorized share repurchase program that was effective on May 13, 2004, we purchased 2.6 million shares of Class A common stock in the amount of $100.0 million as of September 30, 2004, that in 2004 increased our interest expense.

You should read the following discussion and analysis of our financial condition and results in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.  The following results of operations include a discussion of the nine and three months ended September 30, 2004 as compared to the nine and three months ended September 30, 2003, respectively.

We discuss net revenues, station operating expenses and operating income by comparing the performance of stations owned or operated by us throughout the nine and three months ended September 30, 2004 and comparing these performances to the prior periods, whether or not owned or operated by us. Included in this comparison are significant contracts that: (i) relate to station operations; (ii) have a significant effect on the net revenues and or station operating expenses of a particular market; and (iii) we account for as separate business units.  We also use these comparisons to assess the performance of our operations by analyzing the effect of acquisitions and dispositions of stations and changes in status of significant contracts on net revenues and station operating expenses throughout the periods measured.

Nine Months Ended September 30, 2004 As Compared To The Nine Months Ended September 30, 2003

Net Revenues:

Nine Months Ended
	September 30, 2004		September 30, 2003
(amounts in millions)
Net Revenues		$313.2	$296.4
Amount of Change	$	+16.8
Percentage Change	+5.7%

The increase in net revenues was primarily due to the effect of acquisitions during the current period and encouraging progress with our sales and brand initiatives. Most of our markets realized an improvement in net revenues with our Boston, Sacramento, Portland and Norfolk markets contributing most to our overall net revenues increase.  To a lesser extent our two new markets in 2004, Indianapolis and Providence, also contributed to our overall net revenues increase.

Same Station Considerations:

                •              Net revenues in 2003 would have been higher by $0.1 million if we had adjusted for net revenues from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2003.

                •              Net revenues in 2004 would have been lower by $3.9 million if we had adjusted for net revenues from acquisitions and dispositions of radio stations and significant contracts, which were not owned or operated by us for the entire nine-month period ended September 30, 2004.

Station Operating Expenses:

Nine Months Ended
	September 30, 2004		September 30, 2003
(amounts in millions)
Station Operating Expenses		$180.4	$172.3
Amount of Change	$	+8.1
Percentage Change	+4.7%

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

                •              Station operating expenses in 2004 would have been lower by $3.3 million if we had adjusted for station operating expenses from acquisitions and dispositions of radio stations and significant contracts, which were not owned or operated by us for the entire nine-month period ended September 30, 2004.

Depreciation and Amortization Expenses:

Nine Months Ended
	September 30, 2004		September 30, 2003
(amounts in millions)
Depreciation and Amortization Expenses		$11.8	$11.0
Amount of Change	$	+0.8
Percentage Change	+7.3%

Depreciation and Amortization Expense:  The increase in depreciation and amortization expense was attributable to the acquisition of radio station assets in the Denver, Sacramento and Portland markets during 2003 and in the Buffalo, Providence and Indianapolis markets during 2004.

Corporate General and Administrative Expenses:

Nine Months Ended
	September 30, 2004		September 30, 2003
(amounts in millions)
Corporate General and Administrative Expenses		$11.7	$10.9
Amount of Change	$	+0.8
Percentage Change	+7.3%

Corporate General and Administrative Expenses:  The increase in corporate general and administrative expenses, which includes non-cash compensation expense, was primarily due to the increased costs associated with changes in regulations applicable to public companies and the effects of inflation. Non-cash compensation expense increased to $0.5 million from $0.3 million for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

Operating Income:

Nine Months Ended
	September 30, 2004		September 30, 2003
(amounts in millions)
Operating Income		$107.8	$100.9
Amount of Change	$	+6.9
Percentage Change	+6.8%

Operating Income:  The increase in operating income was due to the factors described above (i.e., changes in net revenues, offset by station operating expenses) and a decrease in time brokerage agreement fees to $0.8 million for the nine months ended September 30, 2004 from $1.2 million for the nine months ended September 30, 2003.  The increase in operating income was offset by: (1) an increase in depreciation and amortization of $0.8 million to $11.8 million for the nine months ended September 30, 2004 from $11.0 million for the nine months ended September 30, 2003, due to the factors described above; (2) an increase in corporate general and administrative expenses of $0.8 million to $11.7 million for the nine months ended September 30, 2004 from $10.9 million for the nine months ended September 30, 2003, due to the factors described above; and (3) an increase in loss on sale or disposal of assets to $0.7 million for the nine months ended September 30, 2004 from $0.2 million for the nine months ended September 30, 2003.

Same Station Considerations:

                •              Operating income for 2003 would have been higher by $0.6 million (exclusive of depreciation and amortization and time brokerage agreement fees, where applicable) if we had adjusted for operating income from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2003.

                •              Operating income in 2004 would have been lower by $0.6 million (exclusive of depreciation and amortization and time brokerage agreement fees, where applicable) if we had adjusted for operating income from acquisitions and dispositions of radio stations and significant contracts, which were not owned or operated by us for the entire nine-month period ended September 30, 2004.

Interest Expense:

	Nine Months Ended
	September 30, 2004	September 30, 2003
	(amounts in millions)
Interest Expense	$15.3	$17.6
Amount of Change	$-2.3
Percentage Change	-13.1%

Interest Expense:  Interest expense included the financing cost of our 6.25% Convertible Preferred Securities Term Income Deferrable Equity Securities, or TIDES, in 2003 and amortization of deferred financing costs.  The decrease in interest expense was mainly attributable to the conversion to equity and the redemption for cash in April 2003 of the $125.0 million in TIDES.  The decrease was offset by an increase in interest expense associated with higher average outstanding debt under our senior credit agreements used to finance: (1) the purchase of our stock in the amount of $100.0 million under our stock repurchase program; (2) acquisitions; and (3) the redemption in 2003 of the TIDES.

Income Before Income Taxes:

Nine Months Ended
	September 30, 2004		September 30, 2003
(amounts in millions)
Income Before Income Taxes		$91.9	$80.3
Amount of Change	$	+11.6
Percentage Change	+14.4%

Income Before Income Taxes:  The increase in income before income taxes is mainly attributable to: (1) an improvement this year in net revenues, net of an increase in operating expenses, for the reasons described above; (2) a reduction in loss on extinguishment of debt to $1.4 million for the nine months ended September 30, 2004 from $3.8 million for the nine months ended September 30, 2003, primarily due to the redemption of our TIDES in 2003 and the termination of our Bank Facility in 2004; (3) a reduction in interest expense as a result of the factors described above under interest expense; (4) an increase in net gain from derivative instruments to $0.8 million for the nine months ended September 30, 2004 from $0.4 million for the nine months ended September 30, 2003, due to an increase in the forward interest rate to maturity for our outstanding derivatives; and (5) a decrease in time brokerage agreement fees to $0.8 million for the nine months ended September 30, 2004 from $1.2 million for the nine months ended September 30, 2003.

Income Taxes:

Nine Months Ended
	September 30, 2004		September 30, 2003
(amounts in millions)
Income Tax		$35.6	$30.3
Amount of Change	$	+5.3
Percentage Change	+17.5%

Income Taxes:  The increase in income taxes is primarily a result of increased income before income taxes and an increase in our effective tax rate. Our effective income tax rate, which is based on the estimated annual effective tax rate, was 38.8% for the nine months ended September 30, 2004 as compared to 37.7% for the nine months ended September 30, 2003. The increase in the effective tax rate was a result of a reduction in the benefits realized in connection with certain state tax planning strategies. The current and deferred portions of our income tax expense were $6.6 million and $29.0 million, respectively, for the nine months ended September 30, 2004.  For the nine months ended September 30, 2003 our income tax expense of $30.3 million was all deferred.

Our deferred tax liability was $145.6 million and $116.8 million as of September 30, 2004 and December 31, 2003, respectively. The deferred tax liability primarily relates to differences between book and tax bases of our FCC licenses. In accordance with the adoption of SFAS 142 on January 1, 2002, we no longer amortize our FCC licenses, but instead test them for impairment annually. As the tax bases in our FCC licenses continue to amortize, our deferred tax liability will increase over time. We do not expect the significant portion of our deferred tax liability to reverse over time unless (1) our FCC licenses become impaired; or (2) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire Company in a taxable transaction.

In 2004, our expected annual effective tax rate, which may fluctuate from quarter to quarter, will be approximately 38.6%. Our effective tax rate may be materially impacted by changes in the level of income in any of our taxing jurisdictions, changes in the expected outcome of tax audits, or changes in the deferred tax valuation allowance.

Net Income:

Nine Months Ended
	September 30, 2004		September 30, 2003
(amounts in millions)
Net Income		$56.3	$50.0
Amount of Change	$	+6.3
Percentage Change	+12.6%

Net Income:  The increase in net income was primarily attributable to the reasons described above under income before income taxes, net of income tax expense.

Three Months Ended September 30, 2004 As Compared To The Three Months Ended September 30, 2003

Net Revenues:

Three Months Ended
	September 30, 2004		September 30, 2003
(amounts in millions)
Net Revenues		$112.5	$107.8
Amount of Change	$	+4.7
Percentage Change	+ 4.4%

The increase in net revenues was primarily due to the effect of acquisitions in 2004 and encouraging progress with our sales and brand initiatives in a challenging advertising environment.  Specifically, the increase in net revenues was primarily the result of: (1) an improvement in net revenues in most of our markets, with our Boston, Denver, Wilkes-Barre/Scranton and Buffalo experiencing the most significant improvement; and (2) the addition of two new markets, Indianapolis and Providence, in 2004.  These increases were partially offset by a decrease in net revenues in our Kansas City market due to the expiration in 2003 of a sports contract.

Same Station Considerations:

                •              Net revenues in 2003 would have been higher by $1.4 million if we had adjusted for net revenues from acquisitions and dispositions of radio stations and significant contracts as of July 1, 2003.

                •              Net revenues in 2004 would not have changed as all radio stations and significant contracts were owned or operated by us for the entire three-month period ended September 30, 2004.

Station Operating Expenses:

Three Months Ended
	September 30, 2004		September 30, 2003
(amounts in millions)
Station Operating Expenses		$63.5	$61.2
Amount of Change	$	+2.3
Percentage Change	+ 3.8%

The increase in station operating expenses in 2004 was primarily due to a correlating increase in the variable expenses associated with the increase in net revenues as described under net revenues.

Same Station Considerations:

                •              Station operating expenses for 2003 would have been higher by $0.9 million if we had adjusted for station operating expenses from acquisitions and dispositions of radio stations and significant contracts as of July 1, 2003.

                •              Station operating expenses in 2004 would not have changed as all radio stations and significant contracts were owned or operated by us for the entire three-month period ended September 30, 2004.

Depreciation and Amortization Expenses:

Three Months Ended
	September 30, 2004		September 30, 2003
(amounts in millions)
Depreciation and Amortization Expenses		$4.0	$3.7
Amount of Change	$	+0.3
Percentage Change	+8.1%

Depreciation and Amortization Expense:  The increase in depreciation and amortization expense was attributable to the acquisition of radio station assets in the Denver, Sacramento and Portland markets during 2003 and in the Buffalo, Providence and Indianapolis markets during 2004.

Corporate General and Administrative Expenses:

Three Months Ended
	September 30, 2004		September 30, 2003
(amounts in millions)
Corporate General and Administrative Expenses		$4.0	$3.6
Amount of Change	$	+0.4
Percentage Change	+11.1%

Corporate General and Administrative Expenses:  The increase in corporate general and administrative expenses, which includes non-cash compensation expense, was primarily due to the increased costs associated with changes in regulations applicable to public companies and the effects of inflation. Non-cash compensation expense increased to $0.2 million for the three months ended September 30, 2004 as compared to $0.1 million for the three months ended September 30, 2003.

Operating Income:

Three Months Ended
	September 30, 2004		September 30, 2003
(amounts in millions)
Operating Income		$40.3	$38.8
Amount of Change	$	+1.5
Percentage Change	+3.9%

Operating Income:  The increase in operating income was due to the factors described above (i.e., changes in net revenues, offset by station operating expenses), offset by: (1) an increase in corporate general and administrative expenses for the factors described above; and (2) an increase in depreciation and amortization for the factors described above.

Same Station Considerations:

                •              Operating income for 2003 would have been higher by $0.5 million (exclusive of depreciation and amortization and time brokerage agreement fees, where applicable) if we had adjusted for operating income from acquisitions and dispositions of radio stations and significant contracts as of July 1, 2003.

                •              Operating income in 2004 would not have changed (exclusive of depreciation and amortization and time brokerage agreement fees, where applicable) as all radio stations and significant contracts were owned or operated by us for the entire three-month period ended September 30, 2004.

Interest Expense:

Three Months Ended
	September 30, 2004		September 30, 2003
(amounts in millions)
Interest Expense		$5.7	$5.0
Amount of Change	$	+0.7
Percentage Change	+14.0%

Interest Expense:  Interest expense, which included the amortization of deferred financing costs, increased primarily due to: (1) an increase in our average outstanding debt under our senior credit facility for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003, due to the repurchase of common stock and acquisitions; (2) an increase in commitment fees associated with an increase in liquidity under our new credit facility; and (3) an increase in interest rates.

Income Before Income Taxes:

	Three Months Ended
	September 30, 2004	September 30, 2003
	(amounts in millions)
Income Before Income Taxes	$33.1	$34.6
Amount of Change	$-1.5
Percentage Change	-4.3%

Income Before Income Taxes:  The decrease in income before income taxes is mainly attributable to: (1) a $1.4 million loss on extinguishment of debt for the three months ended September 30, 2004; and (2) a $0.3 million net loss on derivative instruments for the three months ended September 30, 2004 from a $0.7 million net gain on derivative instruments for the three months ended September 30, 2003.  The decrease was offset by an improvement this year in operating income, for the factors described above.

Income Taxes:

	Three Months Ended
	September 30, 2004	September 30, 2003
	(amounts in millions)
Income Tax	$12.8	$13.0
Amount of Change	$-0.2
Percentage Change	-1.5%

Income Taxes:  The decrease in income taxes is primarily a result of decreased income before income taxes, offset by an increase in our effective tax rate. Our effective income tax rate, which is based on the estimated annual effective tax rate, was 38.7% for the three months ended September 30, 2004 as compared to 37.6% for the three months ended September 30, 2003. The increase in the effective tax rate was a result of a reduction in the benefits realized in connection with certain state tax planning strategies.  The current and deferred portions of our income tax expense were $2.8 million and $10.0 million, respectively, for the three months ended September 30, 2004.  For the three months ended September 30, 2003 our income tax expense of $13.0 million was all deferred.

Our deferred tax liability was $145.6 million and $116.8 million as of September 30, 2004 and December 31, 2003, respectively. The deferred tax liability primarily relates to differences between book and tax bases of our FCC licenses. In accordance with the adoption of SFAS 142 on January 1, 2002, we no longer amortize our FCC licenses, but instead test them for impairment annually. As the tax bases in our FCC licenses continue to amortize, our deferred tax liability will increase over time. We do not expect the significant portion of our deferred tax liability to reverse over time unless (1) our FCC licenses become impaired; or (2) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire Company in a taxable transaction.

In 2004, our expected annual effective tax rate, which may fluctuate from quarter to quarter, will be approximately 38.6%. Our effective tax rate may be materially impacted by changes in the level of income in any of our taxing jurisdictions, changes in the expected outcome of tax audits, or changes in the deferred tax valuation allowance.

Net Income:

	Three Months Ended
	September 30, 2004	September 30, 2003
	(amounts in millions)
Net Income	$20.3	$21.6
Amount of Change	$-1.3
Percentage Change	-6.0%

Net Income:  The increase in net income was primarily attributable to the reasons described above under income before income taxes, net of income tax expense.

Liquidity and Capital Resources

We have used a significant portion of our capital resources to consummate acquisitions. In addition to acquisitions, we may purchase stock under share repurchase programs (see Liquidity and Capital Resources, Share Repurchase Program below). Generally, our acquisitions and share repurchases are funded from one or a combination of the following sources: (1) our credit agreement (described below); (2) the issuance and sale of securities; (3) internally-generated cash flow; and (4) the swapping of our radio stations in transactions which qualify as “like-kind” exchanges under Section 1031 of the Internal Revenue Code.  Historically,  we have not paid dividends.

Operating Activities

Net cash flows provided by operating activities were $88.8 million and $88.4 million for the nine months ended September 30, 2004 and 2003, respectively. The cash flows generated from operations mainly reflect a $6.3 million increase in net income to $56.3 million for the nine months ended September 30, 2004 from $50.0 million for the nine months ended September 30, 2003. This increase was offset by: (1) a $3.3 million increase in cash utilized for working capital to $14.7 million for the nine months ended September 30, 2004 from $11.4 million for the nine months ended September 30, 2003, primarily due to the acquisition of radio stations in 2004; (2) a reduction in loss on extinguishment of debt of $2.4 million to $1.4 million for the nine months ended September 30, 2004 from $3.8 million for the nine months ended September 30, 2003, primarily due to the redemption of our TIDES in 2003 and the termination of our previous credit agreement in 2004; and (3) a reduction in deferred taxes of $1.2 million to $29.0 million for the nine months ended September 30, 2004 from $30.3 million for the nine months ended September 30, 2003, primarily due to the use in 2003, and the absence in 2004, of available net operating loss carry-forwards.

Investing and Financing Activities

Net cash flows used in investing activities were $103.5 million and $64.8 million for the nine months ended September 30, 2004 and 2003, respectively.  Net cash flows provided by financing activities were $9.9 million for the nine months ended September 30, 2004 and net cash flows used in financing activities were $91.1 million for the nine months ended September 30, 2003. The cash flows for the nine months ended September 30, 2004 reflect: (1) purchases of radio station assets of $98.8 million; (2) the repurchase of $100.0 million of Class A common stock; and (3) a net increase in outstanding indebtedness of $107.0 million. The cash flows for the nine months ended September 30, 2003 reflect acquisitions of radio station assets of $79.2 million and a reduction in outstanding indebtedness (including the cash redemption of certain holders of our TIDES) of $94.5 million.

Our New Credit Agreement or Bank Revolver

On August 12, 2004, we entered into a new bank credit agreement with a syndicate of banks for a five year senior secured revolving credit facility of $800.0 million, or our “Bank Revolver.” We used the proceeds of  $271.0 million from the Bank Revolver to pay all principal outstanding under our previous credit facility, or our “Bank Facility.” The Bank Revolver provides us with an increase in liquidity. The Bank Revolver is secured by a pledge of 100% of the capital stock and other equity interest in all of our wholly owned subsidiaries. The Bank Revolver requires us to comply with certain financial covenants and leverage ratios which are defined terms within the agreement, including: (1) Total Debt to Operating Cash Flow, (2) Operating Cash Flow to Interest Expense, and (3) Operating Cash Flow to Fixed Charges. Upon the occurrence of certain events, our borrowing costs can increase to a maximum of Eurodollar plus 1.375% or prime plus 0.875%. The interest payable on the Eurodollar rate is payable at the end of the selected duration but not less frequently than every three months. We also pay a commitment fee that varies depending on certain financial covenants and the amount of the unused commitment, to a maximum of 0.375% per annum, on the average unused balance of the Bank Revolver. Management believes we are in compliance with all financial covenants and leverage ratios and all other terms of the agreement.

Our liquidity has improved as a result of refinancing our senior indebtedness as we no longer fund principal payments that were required due to quarterly debt reduction commitments under the Bank Facility. As of September 30, 2004, we had credit available of $444.6 million under the Bank Revolver, subject to compliance with the covenants under the Bank Revolver at the time of borrowing.  Our liquidity requirements are for working capital and general corporate purposes, including capital expenditures, and any one or more of the following: repurchase of stock, dividends and acquisitions.  In 2003, we utilized the last of our accumulated federal and state corporate income tax net operating loss carry-forwards, which helped to offset our cash requirements for taxes on our 2003 income. In 2004, our cash requirements for payments of estimated taxes on our income were substantially higher due to the absence this year of any available net operating loss carry-forwards. During the nine months ended September 30, 2004, we paid $9.4 million in income taxes that included certain state taxes for 2003 and estimated federal and certain state taxes for 2004. Capital expenditures for the nine months ended September 30, 2004, were $5.6 million. We estimate that capital expenditures for 2004 will be approximately $12.0 million and we anticipate that our capital expenditure needs for 2005 should be similar to the current year.

We may seek to obtain other funding or additional financing from time-to-time. We believe that cash on hand and cash from operating activities, together with available borrowings under the Bank Revolver, should be sufficient to permit us to meet our financial obligations, including cash to fund our operations and any one or more of the following: acquisitions, dividends and the repurchase of stock. Our Bank Revolver requires that at the time of closing on acquisitions, we must be in compliance with the terms of the Bank Revolver. We believe that we will maintain compliance with the terms of our Bank Revolver. If we are not in compliance, there can be no assurance that we will be successful in amending or entering into a new credit agreement, obtaining additional financing or that we will be able to obtain such financing on terms acceptable to us, which could delay or impair our efforts to consummate future acquisitions. Failure to comply with our financial covenants or other terms of the agreement could result in the acceleration of the maturity of our outstanding debt.

Our ability to meet our financial obligations could be adversely impacted, however, by factors such as prolonged downturns in the economy, poor performance by our stations, increased competition from other media, and other factors that could be a result of world events. In addition, we may require additional financing for future acquisitions, and we cannot be certain that we will be able to obtain such financing at all or on terms considered favorable by us.

As of September 30, 2004, we had $11.1 million in cash and cash equivalents.  During the nine months ended September 30, 2004, we increased our net outstanding debt by $107.0 million, primarily due to the repurchase of stock in the amount of $100.0 million and the purchase in several different markets of radio station assets in the amount of $98.8 million. As of September 30, 2004, we had outstanding: (1) $355.3 million of senior debt; (2) $0.4 million in a letter of credit; and (3) $150.0 million in senior subordinated notes.

Credit Rating Agencies

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

Share Repurchase Program

On May 13, 2004, our Board of Directors authorized a one-year share repurchase program of up to $100.0 million.  In order to facilitate the purchase of shares during periods when we were not otherwise permitted to purchase shares, on June 10, 2004 we entered into a 10b5-1 Plan under the Exchange Act of the Securities and Exchange Commission. Under the repurchase program, as of September 30, 2004, 2.6 million shares in the amount of $100.0 million were repurchased and immediately retired.

On November 1, 2004, our Board of Directors authorized a one-year share repurchase program of up to $100.0 million. We expect to use cash available under our Bank Revolver and internally-generated cash flow as a source of funds for this program.

Our Former Credit Agreement or Bank Facility

On August 12, 2004, we used the proceeds of $271.0 million from the Bank Revolver to prepay all of the outstanding debt under our Bank Facility. The Bank Facility, which was entered into on December 16, 1999 with a syndicate of banks, initially provided for senior secured credit of $650.0 million that consisted of: (1) a $325.0 million reducing revolving credit facility; and (2) a $325.0 million multi-draw term loan. The Bank Facility, which had a maturity date of September 30, 2007, reduced on a quarterly basis that began on September 30, 2002, in quarterly amounts that varied from $12.2 million to $16.3 million for each loan.

Redemption of our TIDES

On March 4, 2003, we issued a notice of our intention to redeem on April 7, 2003, all of our outstanding 6.25% Convertible Subordinated Debentures. This redemption resulted in the corresponding redemption of the TIDES issued by Entercom Communications Capital Trust.  Prior to the redemption, holders of 1.2 million TIDES converted their securities into 1.4 million shares of our Class A Common Stock. On April 7, 2003, the Trust paid $66.1 million to the remaining TIDES holders in exchange for the remaining 1.3 million TIDES. We used $32.6 million from cash on hand and $33.5 million from our Bank Facility to meet the cash requirements for this redemption.

Universal Shelf Registration

Under our universal shelf registration statement that was filed during February 2002, we may from time to time, subject to market conditions, offer and issue debentures, notes, bonds and other evidence of indebtedness in an aggregate amount up to $100.0 million and shares of our Class A Common Stock and/or preferred stock in an aggregate offering price of up to $43.7 million.  Unless otherwise described in future prospectus supplements, we expect to use the net proceeds from any future sale of securities, if any, registered under this universal shelf registration statement for any one or more of the following purposes: additions to working capital; capital expenditures; repayment or redemption of existing indebtedness; acquisitions; repurchase of our common stock; and dividends.

Contractual Obligations

The following table reflects a summary as of September 30, 2004 of our contractual obligations for the remainder of the year 2004 and thereafter:

	payments due by period
Contractual Obligations:	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(amounts in thousands)

Long-term debt obligations (1)	$505,281	$3	$58	$355,045	$150,175
Operating lease obligations	57,771	2,002	22,467	12,363	20,939
Purchase obligations (2)	162,434	19,555	126,279	16,103	497
Other long-term liabilities (3)	153,411	—	2,855	2,610	147,946
Total	$878,897	$21,560	$151,659	$386,121	$319,557

(1)                                  (a) Our Bank Revolver with outstanding debt in the amount of $355.0 million as of September 30, 2004, replaced our Bank Facility on August 12, 2004 as described above under the Item 2, Liquidity and Capital Resources.  The maturity under our Bank Revolver could be accelerated if we do not maintain certain covenants. The above table excludes projected interest expense under the remaining term of the agreement.

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

                                                (b)  We have an obligation, subject to certain contingencies only available to us, to purchase a building for $3.1 million.

                                                (c) We have certain liabilities of $1.1 million related to: (i) our obligation to provide a letter of credit; (ii) a contingent obligation to a national sales representative of the former owner of one of our markets; (iii) an obligation to increase our interest in a partnership carried as an investment; and (iv) construction obligations in connection with the relocation and consolidation of certain of our studio facilities.

                                                (d)  In addition to the above, purchase obligations of $158.2 million include contracts for on-air personalities, sports programming rights, ratings services, music licensing fees and television advertising.

(3)                                  Included in other long-term liabilities of $153.4 million are deferred income tax liabilities of $145.6 million that are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax liabilities may vary according to changes in tax laws, tax rates and the operating results of our Company. As a result, it is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities have been reflected in “after 5 years.”

Off-Balance Sheet Arrangements

We utilize letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under our Bank Facility. An outstanding letter of credit of $0.4 million as of September 30, 2004 was immaterial.

We enter into interest rate swap contracts to hedge a portion of our variable rate debt. See Note 9 in the accompanying condensed consolidated financial statements for a detailed discussion of our derivative instruments.

We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at September 30, 2004. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

On March 31, 2004, the FASB issued an exposure draft of a proposed standard that, if adopted, will significantly change the accounting for employee stock options by requiring us to expense stock options, commonly referred to as equity-based compensation. Comments to the exposure draft were required to be submitted by September 7, 2004. On October 13, 2004, the FASB delayed the date of the proposed standard to be effective for our interim period beginning July 1, 2005. Management anticipates that if the new standard is adopted, the standard will impact our financial position and results of operations (see Note 2 in the accompanying condensed consolidated financial statements for a discussion of our current treatment of stock-based compensation).

During September 2004, the Emerging Issues Task Force (“EITF”) released Issue 04-08, “The Effect of Contingently Convertible Debt on diluted Earnings per Share.” Issue 04-08 provides guidance on when the dilutive effect of contingently convertible debt securities with a market price trigger should be included in the computation of diluted earnings per share, or EPS. The guidance is effective as of December 31, 2004 and would be applied by retrospectively restating previously reported EPS. We anticipate that the adoption of this guidance will not have an effect on the computation of EPS as we do not currently have contingently convertible debt.

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

Allowance for Doubtful Accounts

We must make an estimated allowance for doubtful accounts for estimated losses resulting from our customers’ inability to make payments to us. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Our historical estimates have been a reliable method to estimate future allowances, with historical reserves averaging less than 4.0% of our outstanding receivables. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances could be required. The effect of an increase in our allowance of 1% of our outstanding receivables as of September 30, 2004, from 3% to 4% or $0.9 million to $3.5 million, would result in a decrease in net income of $0.5 million, net of taxes, for the nine months and three months ended September 30, 2004.

Radio Broadcasting Licenses and Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets.  As of September 30, 2004, we had recorded approximately $1.4 billion in radio broadcasting licenses and goodwill, which represented approximately 85.9% of our total assets. In assessing the recoverability of these assets, we must conduct annual impairment testing required by SFAS No. 142 and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value. We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets and our estimate of the value contains assumptions incorporating variables that are based on past experiences and judgments about future performance of our stations. These variables would include but not be limited to the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures and the likely media competition within the market area. Changes in our estimates of the fair value of these assets could result in future period write downs in the carrying value of our broadcasting licenses and goodwill assets.

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

Estimation of Effective Tax Rates And Tax Contingencies

We evaluate our effective tax rates regularly and adjust rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which we operate, among other factors. Certain of our deferred tax assets are comprised of benefits from (1) tax credits for federal income tax purposes; (2) benefits for future federal and state income tax deductions for which recovery is dependent on the amount and timing of taxable income we ultimately generate in the future, as well as other factors; and (3) from time to time, losses for federal and state income tax purposes. We could recognize no benefit from our deferred tax assets or we could recognize the maximum benefit which is in accordance with our current estimate. Tax contingencies are also recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations.  We believe our estimate of the value of our tax contingencies is a critical accounting estimate as it contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued. Our estimate of our effective tax rates has not changed significantly in past years, with rates that ranged from 37.5% to 40.0%. The effect of a 1% increase in our estimated tax rates as of September 30, 2004, would result in an increase of $0.9 million to $36.5 million from $35.6 million in income tax expense for the nine months ended September 30, 2004 and an increase of $0.3 million to $13.1 million from $12.8 million in income tax expense for the three months ended September 30, 2004.

RISK FACTORS

Many statements contained in this report are forward-looking in nature. These statements are based on current plans, intentions or expectations and actual results could differ materially as we cannot guarantee that we will achieve these plans, intentions or expectations.  Key risks to our company are described in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2004, as supplemented by the risks described in our Form 10-Q filed with the Securities and Exchange Commission on May 4, 2004.  In addition, we note the following risks:

The FCC has recently begun more vigorous enforcement of its indecency rules against the broadcast industry, which could have a material adverse effect on our business.

FCC regulations prohibit the broadcast of obscene material at any time and indecent material between the hours of 6:00 a.m. and 10:00 p.m. The FCC has recently indicated that it is enhancing its enforcement efforts relating to the regulation of indecency and has threatened on more than one occasion to initiate license revocation proceedings against a broadcast licensee who commits a “serious” indecency violation.  In addition, legislation has been introduced in Congress that would dramatically increase the penalties for broadcasting indecent programming and potentially subject broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast indecent material.  In addition, the FCC’s heightened focus on the indecency regulatory scheme against the broadcast industry generally, may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations.  Several of our stations are currently subject to indecency-related inquiries and or proposed fines at the FCC’s Enforcement Bureau and we may in the future become subject to additional inquiries or proceedings related to our stations’ broadcast of indecent or obscene material.  To the extent that these inquiries or other proceedings result in the imposition of fines, revocation of any of our station licenses or denials of license renewal applications, our results of operation and business could be materially adversely affected.

Deficiencies Identified During the Testing Phase of Compliance Under The Sarbanes-Oxley Act of 2002.

We are currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Compliance is required as of December 31, 2004. This effort includes documenting and testing our internal controls. While we are still in the process of continuing this review, to date we have not identified any material weaknesses in our internal controls as defined by the Public Company Accounting Oversight Board.  There is no assurance that internal control problems will not emerge from future testing or that we will be able to comply with the requirements of Section 404 by the December 31, 2004 deadline.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt.  Under certain covenants that are measured periodically, we may be required from time to time to protect ourselves from interest rate fluctuations through the use of derivative rate hedging instruments.  If the borrowing rates under LIBOR were to increase 1% above the current rates as of September 30, 2004, our interest expense on our senior debt would increase approximately $3.2 million on an annual basis, including any interest expense associated with the use of derivative rate hedging instruments as described below. We do not have significant interest rate risk related to our senior subordinated notes, which have a fixed interest rate of 7.625%.

As of September 30, 2004, we had a derivative rate hedging transaction in place for a notional amount of $30.0 million that effectively fixes LIBOR at 5.8% and expires in 2008.  The fair value of the rate hedging transaction as of September 30, 2004, based upon current market rates, is included as derivative instruments in other long-term liabilities according to the maturity date of the instrument. Our rate hedging transaction is tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The fair value of the hedging transaction is affected by a combination of several factors, including the change in the three-month LIBOR rate and the forward interest rate to maturity. Any increase in the three-month LIBOR rate and/or the forward interest rate to maturity results in a more favorable valuation, while any decrease in the three-month LIBOR rate and/or forward interest rate to maturity results in a less favorable valuation. The derivative instrument liability as of September 30, 2004 was $2.5 million, which represented a decrease of $0.8 million from the balance as of December 31, 2003. This decrease in liability was due primarily to an increase in the forward interest rate to maturity and an increase in LIBOR rates.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the most recently completed quarterly period.  Based on the foregoing, our President/Chief Executive Officer and Executive Vice President/Chief Financial Officer concluded that, as of the end of the quarterly period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have operated under an interim license agreement with American Society of Composers, Authors and Publishers, or ASCAP, for the period that commenced on January 1, 2001 at the rates and terms reflected in the prior ASCAP agreement. During the third quarter of 2004, the Radio Music License Committee, of which we are a participant, reached an agreement with ASCAP on behalf of the radio industry.  This settlement which was subject to the U.S. District Court for the Southern District of New York, was approved on October 15, 2004. We believe that the settlement with ASCAP did not materially impact our financial position, results of operations or cash flows.

There have been no other material developments relating to the legal proceedings described in our Form 10-K, filed with the Securities and Exchange Commission on March 2, 2004.

ITEM 2.  Changes in Securities and Use of Proceeds

The purchases of our Class A common stock, which were made under a one-year $100.0 million share repurchase program adopted by our Board of Directors on May 13, 2004, are registered pursuant to Section 12 of the Exchange Act.  The following table provides information on purchases for the quarter ended September 30, 2004:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Program
July 1, 2004 - July 31, 2004 (1)	470,500	$36.86	470,500	$32,602,618
August 1, 2004 - August 31, 2004 (1)	806,100	$38.69	806,100	$1,417,429
September 1, 2004 - September 30, 2004 (1)	37,000	$37.74	37,000	$21,112
Total	1,313,600		1,313,600

(1)  All purchases were made under our repurchase plan announced on May 13, 2004 (the “May 2004 Plan”).  In the May 2004 Plan, our   Board of Directors approved the purchase of up to $100.0 Million of our Class A common stock.  The May 2004 Plan expires on May 12, 2005.

On November 1, 2004, our Board of Directors approved another one-year stock repurchase program to purchase up to $100.0 million of our Class A common stock.

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

4.02

Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee. (2) (Originally filed as Exhibit 4.02)

4.03

First Supplemental Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee. (2) (Originally filed as Exhibit 4.03)

10.01

First Amended and Restated Credit Agreement dated as of August 12, 2004 among Entercom Radio, LLC as the Borrower, Entercom Communications Corp., as the Parent, KeyBank National Association as Administrative Agent and L/C Issuer, Bank of America, N.A. as Syndication Agent, Harris Nesbitt, JPMorgan Chase Bank and Suntrust Bank as Co-Documentation Agents and J.P. Morgan Securities Inc., as Joint Lead Arranger and Joint Book Manager (4)

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

(b)           Reports on Form 8-K

On August 3, 2004, we filed a Current Report on Form 8-K regarding an August 3, 2004 press release announcing our second quarter 2004 results, third quarter guidance for net revenues and the expected execution in the third quarter of a new credit facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP.
(Registrant)

Date:November 3, 2004	/S/ David J. Field
Name: David J. Field
Title: President and Chief Executive Officer (principal executive officer)

Date:November 3, 2004	/S/ Stephen F. Fisher
Name: Stephen F. Fisher
Title: Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2) (Originally filed as Exhibit 3.02)

4.01	Indenture for the Convertible Subordinated Debentures due 2014 between Entercom Communications Corp., as issuer, and Wilmington Trust Company, as indenture trustee. (3)

4.02

Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee. (2) (Originally filed as Exhibit 4.02)

4.03

First Supplemental Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee. (2) (Originally filed as Exhibit 4.03)

10.01

First Amended and Restated Credit Agreement dated as of August 12, 2004 among Entercom Radio, LLC as the Borrower, Entercom Communications Corp., as the Parent, KeyBank National Association as Administrative Agent and L/C Issuer, Bank of America, N.A. as Syndication Agent, Harris Nesbitt, JPMorgan Chase Bank and Suntrust Bank as Co-Documentation Agents and J.P. Morgan Securities Inc., as Joint Lead Arranger and Joint Book Manager (4)

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