Form 10-K
period 2004-12-31
ENTERCOM COMMUNICATIONS CORP
filed 2005-03-02
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

As of February 18, 2005, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $1,365,556,842 based on the June 30, 2004 closing price of $37.30 on the New York Stock Exchange on such date.

Class A common stock, $.01 par value 39,711,210 Shares Outstanding as of February 18, 2005

Class B common stock, $.01 par value 8,271,805 Shares Outstanding as of February 18, 2005

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s Definitive Proxy Statement for its 2005 Annual Meeting of Shareholders pursuant to Regulation 14A, is incorporated by reference in Part III of this report, which will be filed with the Securities and Exchange Commission no later than May 1, 2005.

ENTERCOM COMMUNICATIONS CORP.

i

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to “Entercom,” “we,” “us,” “our” and similar terms refer to Entercom Communications Corp. and its consolidated subsidiaries, which would include any variable interest entities that are required to be consolidated under the requirements of Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains, in addition to historical information, statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended.

Forward-looking statements, including certain pro forma information, are presented for illustrative purposes only and reflect our current expectations concerning future results and events.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including without limitation, any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

You can identify these forward-looking statements by our use of words such as “anticipates,” “believes,” “continues,” “expects,” “intends,” “likely,” “may,” “opportunity,” “plans,” “potential,” “project,” “will” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative.  We cannot guarantee that we actually will achieve these plans, intentions or expectations.  These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.  These risks, uncertainties and factors include, but are not limited to the factors described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.”

The pro forma information reflects adjustments and is presented for comparative purposes only and does not purport to be indicative of what has occurred or indicative of future operating results or financial position.

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

INFORMATION ABOUT STATION AND MARKET DATA

For this report, we obtained the 2003 market rank by radio revenue data from BIA Financial Network, Inc.

ii

PART I

ITEM 1.                             BUSINESS

Overview

We are one of the largest radio broadcasting companies in the United States based on revenues. We operate in 20 markets, including Boston, Seattle, Denver, Portland, Sacramento, Kansas City, Indianapolis, Milwaukee, New Orleans, Norfolk, Buffalo, Memphis, Providence, Greensboro, Greenville/Spartanburg, Rochester, Madison, Wichita, Wilkes-Barre/Scranton and Gainesville/Ocala.

Internet Address and Internet Access to Periodic and Current Reports

Our Internet address is www.entercom.com.  You may obtain through our Internet website, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and Proxy Statements on Schedule 14A including any amendments to those reports or other information filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.  These reports will be available as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. You can also obtain these reports directly from the SEC at their website http://www.sec.gov or you may visit the SEC in person at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  We will also provide a copy of our annual report on Form 10-K upon any written request by a shareholder.

Our Corporate History

Our Chairman of the Board, Joseph M. Field, founded Entercom in 1968.  Throughout our more than 35-year history, we have experienced sustained growth by adapting our acquisition and operating strategies to capitalize on changes occurring in the radio broadcasting industry. In connection with our initial public offering on January 28, 1999, our Company’s Class A common stock began trading on the New York Stock Exchange on January 29, 1999. Our founder, Joseph M. Field, continues to be a major shareholder of our Company.

An Overview

Our radio strategy centers on providing programming that is relevant to our communities. The primary source of revenues for our radio stations is the sale of advertising time to local, regional and national spot advertisers and national network advertisers.  A station’s local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. We retain a national representative firm on an exclusive basis to sell national spot commercial airtime on our stations to advertisers outside of our local markets. National spot radio advertising typically accounts for approximately 20% of a radio station’s revenues.

Radio is considered an efficient and effective means of reaching specifically identified demographic groups.  Our stations are typically classified by their format, such as news, talk, classic rock, adult contemporary, alternative, oldies and jazz, among others. A station’s format enables it to target specific segments of listeners sharing certain demographic features. By capturing a specific share of a market’s radio listening audience, with particular concentration in a targeted demographic, a station is able to market its broadcasting time to advertisers seeking to reach a specific audience. Advertisers and stations use data published by audience measuring services, such as The Arbitron Ratings Company, to estimate how many people within particular geographical markets and demographics listen to specific stations. Our geographically diverse portfolio of radio stations and radio station formats, allows us to deliver targeted messages for specific audiences to advertisers on a local, regional, and national basis. We believe owning multiple radio stations in a market allows us to provide our listeners with a more diverse programming selection and a more efficient means for our advertisers to reach those listeners. By owning multiple stations in a market, we are also able to operate our stations with more highly skilled local management teams and maximize operating efficiencies.

Our Acquisition Strategy

Through our disciplined acquisition strategy, we seek to (1) build leading station clusters (more than one radio station in any given market) principally in large-growth markets and (2) acquire underdeveloped properties that offer the potential for significant improvements in revenues and broadcast cash flow through the application of our operational expertise.

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

•                  Recruit, Develop, Motivate And Retain Superior Employees.

•                  Build Strongly-Branded Franchises.

•                  Leverage Station Clusters To Capture Greater Share Of Advertising Revenue.

•                  Acquire And Develop Under-Performing Stations.

Competition; Changes In Broadcasting Industry

The radio broadcasting industry is highly competitive as we compete with all advertising media including television, newspaper, outdoor advertising, direct mail, cable, yellow pages, Internet, satellite radio and other forms of advertisement. In addition, our stations compete for listeners and advertising revenue directly with other radio stations within their respective markets. The success of each of our stations depends largely upon its audience ratings and its share of the overall advertising revenue within its market. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong listener base consisting of a specific demographic group in each of our markets, we are able to attract advertisers seeking to reach those listeners.

The following are some of the factors which are important to a radio station’s competitive position:

•                  management talent and expertise;

•                  audience ratings;

•                  sales talent and expertise;

•                  audience characteristics;

•                  signal strength; and

•                  the number and characteristics of other radio stations and other advertising media in the market area.

We attempt to improve our competitive position with promotional campaigns aimed at the demographic groups targeted by our stations and by sales efforts designed to attract advertisers. Radio station operators are subject to the possibility of another station changing programming formats to compete directly for listeners and advertisers or launching an aggressive promotional campaign in support of an already existing competitive format.  If a competitor were to attempt to compete in either of these fashions, the financial results of our affected station could decrease due to increased promotional and other expenses and/or lower advertising revenues. There can be no assurance that any one of our radio stations will be able to maintain or increase its current audience ratings and radio advertising revenue market share.

The operation of a radio broadcast station requires a license from the Federal Communications Commission or FCC. The number of radio stations that can operate in a given market is limited by the number of AM and FM frequencies allotted by the FCC to communities in that market. The FCC’s multiple ownership rules further limit the number of stations serving the same area which may be owned or controlled by a single entity. On June 2, 2003, the FCC adopted new ownership rules which define the local radio market by reference, where available, to the geographic markets established by Arbitron; for stations located outside of Arbitron markets, the former contour overlap definition with some modifications is being used on an interim basis pending completion of a rule making proceeding to determine permanent procedures for such stations.  Various pro-regulatory and deregulatory parties appealed the FCC decision to the U.S. Court of Appeals for the Third Circuit, which stayed the effective date for the new rules. In June 2004, the Court affirmed the FCC’s decision to use Arbitron markets but remanded the case to the FCC for further consideration of the numerical limits imposed on the number of stations a single party could own in such markets.  The Court left the stay in place.  On September 3, 2004, the Court granted the FCC’s request for a partial lifting of the stay of the new radio ownership rules and allowed four aspects of the new rules to take effect: the use of Arbitron markets to define local radio markets where available; the inclusion of non-commercial radio stations in determining the number of stations in the market; the attribution of joint sales agreements with in-market stations; and the limitations on the transfers of non-compliant ownership clusters.

The FCC has selected In-Band On-Channel™, or IBOC, as the exclusive technology for introduction of terrestrial digital operations by AM and FM radio stations.  The FCC has authorized the commencement of “hybrid” IBOC transmissions, that is, simultaneous broadcast in both digital and analog format, after receipt of individual grant of special temporary authority by the FCC pending the adoption of formal licensing and service rules.  The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services.  IBOC technology permits a station to transmit radio programming in both analog and digital formats, and eventually in digital only formats, using the bandwidth that the radio station is currently licensed to use.  It is unclear what impact the introduction of digital broadcasting will have on the radio market in which we compete. The FCC also has a pending proceeding which contemplates the use of digital technology by existing AM and FM radio broadcast stations to both improve sound quality and provide spectrum for enhanced data services to complement the existing programming service and provide new business opportunities for radio broadcasters. Under Special Temporary Authority, the FCC has authorized use of IBOC digital technology developed by iBiquity Digital Corporation, or iBiquity, on FM stations full-time and on AM stations day-time only.  The final digital radio rules remain under consideration by the FCC.

We currently utilize IBOC digital technology on a number of our stations and plan to install IBOC digital technology on most of our other stations over the next few years. This digital technology offers the possibility of multiple audio channels in our assigned frequency.  In addition to committing to the use of this technology, we have also purchased an equity interest in iBiquity.

Our stations compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media such as newspapers, magazines, over-the-air and cable television, outdoor advertising and direct mail. The radio broadcasting industry also competes with new media technologies which are being developed or introduced, such as satellite-delivered digital audio radio service, which now has two primarily subscriber-based services that offer numerous formats with CD-type sound quality; audio programming offered by cable systems, direct broadcast satellite systems, Internet content providers, personal communications services and other wireless digital audio delivery services; and low-power FM radio, which has resulted in new noncommercial FM stations serving small, localized areas. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio-tapes, personal digital audio devises and compact discs. There can be no assurances, however, that this historical growth will continue or that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

We cannot predict what other new competitive services or other regulatory matters might be considered in the future by the FCC, nor can we assess in advance what impact, if any, the implementation of any of these services, proposals or changes, including the radio industry’s introduction of digital audio broadcasting, might have on our business.

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

•                  regulates equipment used by radio stations; and

•                  adopts and implements regulations and policies which directly affect the ownership, operation and employment practices of stations.

The FCC has the power to impose penalties for violations of its rules under the Communications Act of 1934  (the “Communications Act”), including the imposition of monetary fines, the issuance of short-term licenses, the imposition of a condition on the renewal of a license, the denial of authority to acquire new stations, and the revocation of operating authority.  The maximum fines for a single violation of the FCC’s rules is currently $32,500.  Proposals to increase the fines, that may be imposed for the broadcast of “indecent” programming, were introduced before Congress in 2004 but were not adopted; it is possible that similar proposals may be introduced in 2005.

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

The class of an FM station determines the minimum and maximum facilities requirements. Some FM class designations depend upon the geographic zone in which the transmitter site of the FM station is located. In general, commercial FM stations are classified as follows, in order of increasing maximum power and antenna height: Class A, B1, C3, B, C2, C1, C0 and C.  Class C FM stations that do not meet certain minimum antenna height parameters are subject to an involuntary downgrade in class to Class C0 under certain circumstances, so that their class reflects the existing operating characteristics of the station.

Our FCC License Classification

The following table lists each station that our subsidiaries own or operate and gives effect to our consummation of our pending dispositions, sets forth the metropolitan market served (the FCC - designated city of license may differ), the call letters, frequency, FCC license classification, antenna height above average terrain (“HAAT”), power, and FCC license expiration date.

Market	Station	AM FM	Frequency		FCC Class	HAAT (in meters)	Power in Kilowatts(1)	Expiration Date of FCC License
Boston, MA	WAAF	FM	107.3	MHz	B	239	20	April 1, 2006
	WEEI	AM	850	kHz	B	*	50	April 1, 2006
	WQSX	FM	93.7	MHz	B	179	34	April 1, 2006
	WRKO	AM	680	kHz	B	*	50	April 1, 2006
	WVEI (2)	AM	1440	kHz	B	*	5	April 1, 2006

Seattle, WA	KBSG	FM	97.3	MHz	C	729	55	February 1, 2006
	KIRO	AM	710	kHz	A	*	50	February 1, 2006
	KISW	FM	99.9	MHz	C	714	58	February 1, 2006
	KMTT	FM	103.7	MHz	C	714	58	February 1, 2006
	KNDD	FM	107.7	MHz	C	714	58	February 1, 2006
	KQBZ	FM	100.7	MHz	C	714	58	February 1, 2006
	KTTH	AM	770	kHz	B	*	50-D/5-N	February 1, 2006

Denver, CO	KALC	FM	105.9	MHz	C	448	100	April 1, 2005 (5)
	KEZW	AM	1430	kHz	B	*	10-D/5-N	April 1, 2005 (5)
	KOSI	FM	101.1	MHz	C	495	100	April 1, 2005 (5)
	KQMT	FM	99.5	MHz	C	495	100	April 1, 2005 (5)

Portland, OR	KFXX	AM	1080	kHz	B	*	50 -D/10-N	February 1, 2006
	KGON	FM	92.3	MHz	C	386	100	February 1, 2006
	KKSN	FM	97.1	MHz	C	386	100	February 1, 2006
	KNRK	FM	94.7	MHz	C2	403	6.3	February 1, 2006
	KOTK	AM	910	kHz	B	*	5	February 1, 2006
	KRSK	FM	105.1	MHz	C1	470	22.5	February 1, 2006
	KWJJ	FM	99.5	MHz	C1	386	52	February 1, 2006
	KSLM (3)	AM	1390	kHz	B	*	5-D/0.69-N	February 1, 2006

Sacramento, CA	KCTC	AM	1320	kHz	B	*	5	December 1, 2005
	KDND	FM	107.9	MHz	B	123	50	December 1, 2005
	KRXQ	FM	98.5	MHz	B	151	50	December 1, 2005
	KSEG	FM	96.9	MHz	B	152	50	December 1, 2005
	KSSJ	FM	94.7	MHz	B1	99	25	December 1, 2005
	KWOD	FM	106.5	MHz	B	125	50	December 1, 2005

Kansas City, MO	KCSP	AM	610	kHz	B	*	5	February 1, 2005 (5)
	KKHK (4)	AM	1250	kHz	B	*	25-D/3.7-N	June 1, 2005
	KMBZ	AM	980	kHz	B	*	5	February 1, 2005 (5)
	KQRC	FM	98.9	MHz	C0	335	100	February 1, 2005 (5)
	KRBZ	FM	96.5	MHz	C0	335	100	February 1, 2005 (5)
	KUDL	FM	98.1	MHz	C0	335	100	June 1, 2005
	KXTR (4)	AM	1660	kHz	B	*	10-D/1-N	June 1, 2005
	KYYS	FM	99.7	MHz	C0	335	100	February 1, 2005 (5)
	WDAF	FM	106.5	MHz	C1	299	100	February 1, 2005 (5)

Market	Station	AM FM	Frequency		FCC Class	HAAT (in meters)	Power in Kilowatts(1)	Expiration Date of FCC License
Milwaukee,WI	WMYX	FM	99.1	MHz	B	137	50	December 1, 2004 (5)
	WSSP	AM	1250	kHz	B	*	5	December 1, 2012
	WXSS	FM	103.7	MHz	B	257	19.5	December 1, 2012

Providence, RI	WEEI	FM	103.7	MHz	B	173	37	April 1, 2006

Norfolk, VA	WNVZ	FM	104.5	MHz	B	146	50	October 1, 2011
	WPTE	FM	94..9	MHz	B	152	50	October 1, 2011
	WVKL	FM	95.7	MHz	B	268	40	October 1, 2011
	WWDE	FM	101.3	MHz	B	152	50	October 1, 2011

Indianapolis, IN	WTPI	FM	107.9	MHz	B	232	22	August 1, 2012
	WXNT	AM	1430	kHz	B	*	5	August 1, 2012
	WZPL	FM	99.5	MHz	B	236	19.5	August 1, 2012

Greensboro, NC	WEAL	AM	1510	kHz	D	*	1-D	December 1, 2011
	WJMH	FM	102.1	MHz	C	367	100	December 1, 2011
	WMQX	FM	93.1	MHz	C	335	100	December 1, 2011
	WOZN	FM	98.7	MHz	C0	375	100	December 1, 2011
	WPET	AM	950	kHz	D	*	0.54-D/0.041-N	December 1, 2011
	WQMG	FM	97.1	MHz	C0	327	100	December 1, 2011

New Orleans, LA	WEZB	FM	97.1	MHz	C	300	100	June 1, 2012
	WKBU	FM	105.3	MHz	C1	306	96	June 1, 2012
	WLMG	FM	101.9	MHz	C0	300	100	June 1, 2012
	WSMB	AM	1350	kHz	B	*	5	June 1, 2012
	WTKL	FM	95.7	MHz	C	300	100	June 1, 2012
	WWL	AM	870	kHz	A	*	50	June 1, 2012

Memphis, TN	WMBZ	FM	94.1	MHz	C2	144	50	August 1, 2012
	WRVR	FM	104.5	MHz	C1	229	100	August 1, 2012
	WWTQ	AM	680	kHz	B	*	10-D/5-N	August 1, 2012

Buffalo, NY	WBEN	AM	930	kHz	B	*	5	June 1, 2006
	WGR	AM	550	kHz	B	*	5	June 1, 2006
	WKSE	FM	98.5	MHz	B	128	46	June 1, 2006
	WLKK	FM	107.7	MHz	B	244	19.5	June 1, 2006
	WTSS	FM	102.5	MHz	B	355	110	June 1, 2006
	WWKB	AM	1520	kHz	A	*	50	June 1, 2006
	WWWS	AM	1400	kHz	C	*	1	June 1, 2006

Rochester, NY	WBBF	FM	93.3	MHz	A	117	4.4	June 1, 2006
	WBEE	FM	92.5	MHz	B	152	50	June 1, 2006
	WBZA	FM	98.9	MHz	B	172	37	June 1, 2006
	WROC	AM	950	kHz	B	*	1	June 1, 2006

Greenville/Spartanburg, SC	WFBC	FM	93.7	MHz	C	552	100	December 1, 2011
	WOLI	FM	103.9	MHz	A	100	6	December 1, 2011
	WOLT	FM	103.3	MHz	A	151	2.7	December 1, 2011
	WORD	AM	950	kHz	B	*	5	December 1, 2011
	WSPA	AM	910	kHz	B	*	3.6-D/0.89-N	December 1, 2011
	WSPA	FM	98.9	MHz	C	580	100	December 1, 2011
	WYRD	AM	1330	kHz	B	*	5	December 1, 2011

Market	Station	AM FM	Frequency		FCC Class	HAAT (in meters)	Power in Kilowatts(1)	Expiration Date of FCC License

Wilkes-Barre/Scranton, PA	WDMT	FM	102.3	MHz	A	22	5.8	August 1, 2006
	WFEZ	FM	103.1	MHz	A	22	6	August 1, 2006
	WGBI	AM	910	kHz	B	*	1-D/0.5-N	August 1, 2006
	WGGI	FM	95.9	MHz	A	117	4.2	August 1, 2006
	WGGY	FM	101.3	MHz	B	365	7	August 1, 2006
	WILK	AM	980	kHz	B	*	5-D/1-N	August 1, 2006
	WKRZ	FM	98.5	MHz	B	357	8.7	August 1, 2006
	WKRF	FM	107.9	MHz	A	267	0.84	August 1, 2006
	WKZN	AM	1300	kHz	B	*	5-D/0.5-N	August 1, 2006

Gainesville/ Ocala, FL	WKTK	FM	98.5	MHz	C1	299	100	February 1, 2012
	WSKY	FM	97.3	MHz	C2	289	13.5	February 1, 2012

Wichita, KS	KDGS	FM	93.9	MHz	C3	100	25	June 1, 2005
	KEYN	FM	103.7	MHz	C0	307	100	June 1, 2005
	KFBZ	FM	105.3	MHz	C0	307	100	June 1, 2005
	KFH	AM	1240	kHz	C	*	0.63	June 1, 2005
	KFH	FM	98.7	MHz	C2	150	50	June 1, 2005
	KNSS	AM	1330	kHz	B	*	5-D/5-N	June 1, 2005

Madison, WI	WBZU	FM	105.1	MHz	A	74	6	December 1, 2012
	WMMM	FM	105.5	MHz	A	175	2	December 1, 2012
	WOLX	FM	94.9	MHz	B	396	37	December 1, 2012

Longview/Kelso, WA (6)	KBAM	AM	1270	kHz	D	*	5-D/0.083-N	February 1, 2006
	KEDO	AM	1400	kHz	C	*	1	February 1, 2006
	KLYK	FM	94.5	MHz	A	145	3	February 1, 2006
	KRQT	FM	107.1	MHz	C3	528	0.74	February 1, 2006

*	Not applicable for AM transmission facilities.
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

(2)	WVEI-AM is licensed to the adjacent community of Worcester, Massachusetts and simulcasts WEEI-AM programming.
(3)	KSLM-AM is licensed to Salem, Oregon, within the Portland market and simulcasts KFXX-AM programming.
(4)

The FCC rules require that by the end of a five-year transition period, which expires in October 2006, we must elect to operate on either the 1250 kHz frequency or the 1660 kHz frequency and surrender the other frequency to the FCC.

(5)	As of February 18, 2005, application for license renewal pending with the FCC.
(6)	Pursuant to an asset purchase agreement and a time brokerage agreement, the sale of these stations is expected to occur during the first quarter of 2005.

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

To obtain FCC consent to assign or transfer control of a broadcast license, appropriate applications must be filed with the FCC. Interested parties may file objections or petitions to deny such applications. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by assignment or transfer of the broadcast license to any party other than the one specified in the application.  No assignment or transfer application will be granted for any station by the FCC while a renewal application is pending for the station. Once an assignment or transfer application is granted, interested parties have 30 days following public notice of the grant to seek reconsideration of that grant.  The FCC usually has an additional ten days to set aside the grant on its own motion.  The Communications Act permits certain court appeals of a contested grant as well.

Multiple Ownership Rules.  The Communications Act imposes specific limits on the number of commercial radio stations an entity can own in a single market, and FCC rules and regulations, in effect since 1996, have implemented these limitations.  On June 2, 2003, the FCC adopted new ownership rules following a comprehensive review of its ownership regulations. These new ownership rules include: (i) including new cross-media limits that in certain markets eliminated the newspaper-broadcast cross-ownership ban; and (ii) the television-radio cross-ownership ban, and regulations that revised the manner in which the radio numeric ownership limitations were to be applied, substituting where available geographic markets as determined by Arbitron in place of the former standard which was based on certain overlapping signal contours. As earlier discussed, however, the new radio ownership rules have gone into effect, but remain subject to administrative and judicial review, as well as to possible legislation to be considered in Congress.

The FCC’s newspaper-broadcast cross-ownership rules prevent the same party from owning a broadcast station and a daily newspaper in the same geographic market, and the radio-television cross-ownership rules limits the number of radio stations that a local owner of television stations may hold.  We own no television stations or daily newspapers, but, to the extent these limitations are not ultimately eliminated, the continued existence of any cross-media rules may limit the prospective buyers in the market of any stations we may wish to sell.  The ownership rules also effectively prevent us from selling stations in a market to a buyer that has reached its ownership limit in the market.

Under the local radio ownership rule, as currently enforced, the number of radio stations that can be owned by a single entity in a local radio market are as follows:

•                  in markets with 45 or more commercial and non-commercial radio stations, ownership is limited to eight commercial stations, no more than five of which can be in the same service (that is, all of which are AM or FM);

•                  in markets with 30 to 44 commercial and non-commercial radio stations, ownership is limited to seven commercial stations, no more than four of which can be in the same service;

•                  in markets with 15 to 29 commercial and non-commercial radio stations, ownership is limited to six commercial stations, no more than four of which can be in the same service; and

•                  in markets with 14 or fewer commercial and non-commercial radio stations, ownership is limited to five commercial stations or no more than 50% of stations in the market, whichever is lower, and no more than three of which can be in the same service.

The rules as now enforced, define a “local radio market” as all radio stations, both commercial and non-commercial, which are in the Arbitron market, where available, or which have certain overlapping signal contours under procedures adopted by the FCC for stations located outside of Arbitron markets; these procedures, including non-commercial stations, the adoption of the geographic Arbitron market analysis, and the application of numerical limits to local radio ownership, were affirmed by the Court of Appeals. However, the Court of Appeals has remanded to the FCC for further justification the specific numerical limitations selected by the FCC. In the interim, these limitations are being applied, since they are the same as the limitations under the former rules.

Under the new rules, the Company’s market clusters in Kansas City and Wilkes-Barre/Scranton exceed the ownership limits.  These rules provide that clusters that exceed the new ownership limits but complied with the limitations under the former rules are “grandfathered.”  Non-compliant clusters, however, cannot in the future be transferred intact to a single party unless the cluster qualifies under specified standards as a small business.  Several parties have petitioned the U.S. Supreme Court for certiorari.  The local radio ownership rules are therefore subject to further modification, either by order of Supreme Court or by the FCC in remand from the Court of Appeals.  In addition, a number of parties have urged Congress to undertake a comprehensive review of the Communications Act, including its ownership provisions, and proposals may be introduced in Congress which could result in still different ownership rules affecting, among other matters, the number of stations that may be owned in a common geographic area and whether existing combinations would be considered as “grandfathered.”

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

Programming And Operation.  The Communications Act requires broadcasters to serve the “public interest.” A licensee is required to present programming that is responsive to issues in the station’s community of license and to maintain records demonstrating this responsiveness. The FCC will often consider complaints from listeners concerning a station’s programming when it evaluates renewal applications of a licensee, but the FCC may consider complaints at anytime.  The FCC regulates, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, obscene, indecent and profane broadcasts, and those that impose technical operation requirements, including limits on human exposure to radio frequency radiation.

Recently, the FCC has received an increasing number of complaints alleging that broadcast stations have carried indecent programming at times when children may be in the audience, in violation of federal criminal law and the FCC’s policies, which prohibit programming that is deemed to be “indecent” or “profane” under FCC decisions, and is carried during the hours of 6:00 am until 10:00 pm. when children may be in the audience.  The FCC has greatly intensified its enforcement activities with respect to such material as follows: (1) by increasing to $32,500 per occurrence, the maximum monetary fines for such proven violations of FCC policies; (2) by warning that fines will be assessed in the future on a “per utterance” basis instead of the imposition of a single fine for an entire program; and (3) by repeatedly warning broadcasters that future “serious” violations may result in the commencement of license revocation proceedings.  In addition, proposals have been introduced in Congress that could substantially increase the potential fines.  Congressional hearings with regard to such programming matters have been held, and it is likely that these issues will be raised in Congress again.  For further discussion, please refer to Item 3, “Legal Proceedings” and to the risk factors described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.”

The FCC has rules prohibiting employment discrimination by broadcast stations on the basis of race, religion, color, national origin and gender. These rules require broadcasters generally to refrain from discrimination in hiring and promotion, to widely disseminate information about all full-time job openings to all segments of the community to ensure that all qualified applicants have sufficient opportunity to apply for the job, to send job vacancy announcements to recruitment organizations and others in the community indicating an interest in all or some vacancies at the station, and to implement a number of specific longer-term recruitment outreach efforts, such as job fairs, internship programs, and interaction with educational and community groups from among a menu of approaches itemized by the FCC.  The applicability of these policies to part-time employment opportunities is the subject of a pending further rule making proceeding.

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

•                  proposals to regulate further “indecent” or “profane” programming material, including an increase in the amount of the fines and regulatory consequences that may be imposed as a consequence of the broadcast of such programming;

•                  proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; and

•                  changes in the FCC’s ownership and attribution policies (see Multiple Ownership Rules).

The FCC has adopted procedures for the auction of broadcast spectrum in circumstances where two or more parties have filed for new or major change applications that are mutually exclusive. Such procedures may limit our efforts to build new stations, or to modify or expand the broadcast signals of our existing stations.

Federal Antitrust Laws.  The agencies responsible for enforcing the federal antitrust laws (i.e., the Federal Trade Commission and the Department of Justice) may investigate certain acquisitions. For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Antitrust Improvements Act of 1976 requires the parties to file Notification and Report Forms with the Federal Trade Commission and the Department of Justice and to observe specified waiting period requirements before consummating the acquisition. Any decision by the Federal Trade Commission or the Department of Justice to challenge a proposed acquisition could affect our ability to consummate the acquisition or to consummate it on the proposed terms. We cannot predict the outcome of any specific Department of Justice or Federal Trade Commission investigation.

Employees

As of February 11, 2005, we had a staff of 1,738 full-time employees and 938 part-time employees. We are a party to collective bargaining agreements with the American Federation of Television and Radio Artists (AFTRA), which apply to some of our programming personnel. Approximately 103 employees are represented by these collective bargaining agreements that expire at various times. We believe that our relations with our employees are good.

Corporate Governance

Code of Business Conduct and Ethics.  We have adopted a Code of Business Conduct and Ethics that applies to each of our employees including our principal executive officer and senior members of our finance department. Our Code of Business Conduct and Ethics can be found on the Corporate Governance page of our website located at http://www.entercom.com.  We will provide a paper copy of the Code of Business Conduct and Ethics upon any request by a shareholder.

Board Committee Charters.  Each of our Audit Committee, Compensation Committee and Nominating / Corporate Governance Committee has a committee charter as required by the rules of the New York Stock Exchange.  These committee charters can be found on the Corporate Governance page of our website located at http://www.entercom.com.  We will provide a paper copy of any one or more of such charters upon any request by a shareholder.

Corporate Governance Guidelines.  New York Stock Exchange rules require our Board of Directors to establish certain Corporate Governance Guidelines.  These guidelines can be found on the Corporate Governance page of our website located at http://www.entercom.com.  We will provide a paper copy of our Corporate Governance Guidelines upon any request by a shareholder.

New York Stock Exchange CEO Certification.  On June 3, 2004, our Chief Executive Officer submitted to the New York Stock Exchange the “CEO Certification” required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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

ITEM 2.                             PROPERTIES

The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We typically lease our studio and office space, although we do own some of our facilities. Most of our studio and office space leases contain lease terms with expiration dates of five to fifteen years. A station’s studios are generally housed with its offices in downtown or business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We own many of our main transmitter and antenna sites and lease the remainder of our transmitter/antenna sites with lease terms that expire, including renewal options, in periods generally ranging up to twenty years. The transmitter/antenna site for each station is generally located so as to provide maximum market coverage, consistent with the station’s FCC license. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required. We have approximately $8.3 million in aggregate minimum annual rental commitments under real estate leases. The leases may contain escalation clauses such as defined contractual increases or cost of living adjustments.

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

The FCC has recently begun more vigorous enforcement, against the broadcasting industry as a whole, of its indecency rules concerning the broadcast of obscene, indecent, or profane material. Potential changes to enhance the FCC’s authority in this area include the ability to impose substantially higher monetary forfeiture penalties, consider violations to be serious offenses in the context of license renewal applications, and, under certain circumstances, designate a license for hearing to determine whether such license should be revoked.  In the event that this or similar legislation is ultimately enacted into law, the Company could face increased costs in the form of fines and a greater risk that the Company could lose any one or more of the Company’s broadcasting licenses. The FCC has issued Notices of Apparent Liability or Forfeiture Orders with respect to several of our stations proposing fines for certain programming which the FCC deemed to have been “indecent.” These cases have been or are being appealed. We estimate that the effect of an unfavorable outcome for the proposed fines would not materially impact our financial position, results of operations or cash flows. For a further discussion, please refer to the risk factors described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.

In January 2005, we received a subpoena from the Office of Attorney General of the State of New York as have some of the other radio broadcasting companies operating in the State of New York. The subpoenas were issued in connection with the New York Attorney General’s investigation of record company promotional practices.  We are cooperating with this investigation.  We do not expect that the outcome of this matter would have a material impact on our financial position, results of operations or cash flows.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information For Our Common Stock

Our Class A common stock, $.01 par value, is listed on The New York Stock Exchange under the symbol “ETM.” The table below shows, for the quarters indicated, the reported high and low trading prices of our Class A common stock on The New York Stock Exchange.

	Price Range
	High	Low
Calendar Year 2003
First Quarter	52.05	42.70
Second Quarter	52.35	43.60
Third Quarter	51.88	43.06
Fourth Quarter	53.64	44.25
Calendar Year 2004
First Quarter	53.80	42.80
Second Quarter	50.00	35.23
Third Quarter	40.02	32.15
Fourth Quarter	36.90	30.25

There is no established trading market for our Class B common stock, $.01 par value.

Holders

As of February 10, 2005, there were approximately 80 shareholders of record of our Class A common stock.  This number does not include the number of shareholders whose shares are held of record by a broker or clearing agency but does include each such brokerage house or clearing agency as one record holder.  Based upon available information, we believe we have approximately 9,391 beneficial owners of our Class A common stock.  There are 4 shareholders of record of our Class B common stock, $.01 par value, and no shareholders of record of our Class C common stock, $.01 par value.

Dividends

Since becoming a public company in January 1999, we have not declared any dividends on any class of our common stock and we do not intend to pay any dividends in the foreseeable future. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other factors, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions, including the provisions of our senior and subordinated debt and other considerations that the Board of Directors deems relevant.

Share Repurchase

On May 13, 2004 and on November 1, 2004, our Board of Directors authorized one-year share repurchase programs of up to $100.0 million for each program.  Under these two repurchase programs, the following shares were purchased in 2004 and immediately retired: (1) 2.6 million shares in the amount of $100.0 million at an average price of $39.16 per share; and (2) 0.4 million shares in the amount of $15.9 million at an average price of $35.04 per share. During the period subsequent to December 31, 2004 and as of February 24, 2005, we purchased 1.0 million shares in the amount of $32.6 million at an average price of $33.01 per share. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.  As of February 24, 2005, $51.5 million remained authorized as available for repurchase.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Program
October 1, 2004 - October 31, 2004 (1)	—	$—	—	$21,079
November 1, 2004 - November 30, 2004 (1)(2)	254,100	$35.21	254,100	$91,073,402
December 1, 2004 - December 31, 2004 (2)	200,900	$34.83	200,900	$84,076,538
Total	455,000		455,000

(1)                                  All purchases were made under our repurchase plan announced on May 13, 2004 (the “May 2004 Plan”).  In the May 2004 Plan, our Board of Directors approved the purchase of up to $100.0 Million of our Class A common stock.  The May 2004 Plan expires on May 12, 2005.

(2)                                  All purchases were made under our repurchase plan announced on November 1, 2004 (the “November 2004 Plan”). In the November 2004 Plan, our Board of Directors approved the purchase of up to $100.0 million of our Class A common stock. The November Plan expires on October 31, 2005.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2004, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Equity Compensation Plan Information as of December 31, 2004

	(a)	(b)	(c)
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Column (a)

Equity Compensation Plans Approved by Shareholders:
Employee Stock Purchase Plan	—	$—	1,744,608
Entercom 1998 Equity Compensation Plan (1)(2)	6,395,274	$41.52	—

Equity Compensation Plans Not Approved by Shareholders
None (2)	—	—	—

Total	6,395,274		1,744,608

(1)                                  The number of shares available for issuance under the Entercom 1998 Equity Compensation Plan contains a formula that automatically increases the number of shares available for issuance by 10% of the increase in the number of shares of outstanding common stock.

(2)                                  The Board of Directors approved on February 22, 2005 an amended and restated Entercom Equity Compensation Plan, subject to shareholder approval within one year, which increased the number of shares authorized for grant to: (1) 8.5 million shares; and (2) an additional 1.5 million shares in each year beginning with 2006.

For a description of the employee plans, please refer to Note 16 in the accompanying notes to the consolidated financial statements.

ITEM 6.                             SELECTED FINANCIAL DATA

The selected financial data below as of and for the years ended December 31, 2000 through 2004 are derived from our audited consolidated financial statements. The selected financial data for the years ended December 31, 2002, 2003 and 2004 and balance sheets as of December 31, 2003 and 2004 are qualified by reference to, and should be read in conjunction with, the corresponding audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report. The selected financial data for the years ended December 31, 2000 and 2001 and the balance sheets as of December 31, 2000, 2001 and 2002 are derived from audited financial statements not included herein. Our financial results are not comparable from year to year because of our acquisitions and dispositions of radio stations. Certain reclassifications have been made to the financial statements from prior years to conform to the presentation for the year ended December 31, 2004.

SELECTED FINANCIAL DATA

(amounts in thousands, except per share data)

	Years Ended December 31,
	2000	2001	2002	2003	2004

Operating Data:
Net revenues	$352,025	$332,897	$391,289	$401,056	$423,455
Operating expenses (income):
Station operating expenses	206,608	201,257	226,033	232,184	244,674
Depreciation and amortization	42,617	45,644	15,058	14,687	15,872
Corporate general and administrative expenses	12,497	12,335	14,124	14,433	15,711
Net time brokerage agreement fees	11	—	7,432	1,636	781
Net (gains) loss on sale of assets	(41,465)	16	(1,166)	(2,118)	1,221
Total operating expenses (income)	220,268	259,252	261,481	260,822	278,259

Operating income	131,757	73,645	129,808	140,234	145,196
Other expense (income):
Interest expense, including amortization of deferred financing costs	38,618	28,448	25,094	20,515	21,560
Financing cost of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding solely convertible debentures of the Company	7,813	7,813	7,813	2,020	—
Interest income	(512)	(262)	(2,094)	(505)	(235)
Loss on early extinguishment of debt	—	—	—	3,795	1,387
Equity loss from unconsolidated affiliate	1,100	4,706	3,352	—	—
Loss on investments	5,688	2,000	—	158	176
Net loss (gain) on derivative instruments	—	912	2,290	(961)	(1,215)
Total other expense	52,707	43,617	36,455	25,022	21,673
Income before income taxes and accounting changes	79,050	30,028	93,353	115,212	123,523
Income taxes	31,796	12,194	37,529	43,432	47,889
Income before accounting changes	47,254	17,834	55,824	71,780	75,634
Cumulative effect of accounting changes, net of taxes	—	(566)	(138,876)	—	—
Net income (loss)	$47,254	$17,268	$(83,052)	$71,780	$75,634

	Years Ended December 31,
	2000	2001	2002	2003	2004
Net Income (Loss) Per Share - Basic:
Income before accounting changes	$1.05	$0.39	$1.14	$1.41	$1.51
Cumulative effect of accounting changes, net of taxes	—	(0.01)	(2.84)	—	—
Net income (loss) per share - basic	$1.05	$0.38	$(1.70)	$1.41	$1.51

Net Income (Loss) Per Share - Diluted:
Income before accounting changes	$1.04	$0.39	$1.12	$1.39	$1.50
Cumulative effect of accounting changes, net of taxes	—	(0.01)	(2.79)	—	—
Net income (loss) per share - diluted	$1.04	$0.38	$(1.67)	$1.39	$1.50

Weighted average shares - basic	45,209	45,295	48,965	50,962	50,215
Weighted average shares - diluted	45,614	45,994	49,766	51,608	50,534

Cash Flows Data:
Cash flows related to:
Operating activities	$69,475	$85,243	$104,342	$130,366	$131,482
Investing activities	(64,684)	(17,891)	(275,299)	(105,078)	(107,911)
Financing activities	(2,796)	(69,858)	252,799	(101,987)	(27,619)

	December 31,
	2000	2001	2002	2003	2004
Balance Sheet Data:
Cash and cash equivalents	$13,257	$10,751	$92,593	$15,894	$11,844
Intangibles and other assets	1,277,609	1,244,957	1,277,757	1,359,904	1,455,205
Total assets	1,473,928	1,438,740	1,568,530	1,577,052	1,667,961
Senior debt, including current portion	461,260	388,323	286,715	244,043	333,276
Senior Subordinated Notes	—	—	150,000	150,000	150,000
Deferred tax liabilities and other long-term liabilities	124,197	140,344	85,949	124,961	162,846
Total shareholders’ equity	735,701	755,881	890,505	1,031,610	996,073

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the largest radio broadcasting companies in the United States based on revenues. We operate in 20 markets, including Boston, Seattle, Denver, Portland, Sacramento, Kansas City, Indianapolis, Milwaukee, New Orleans, Norfolk, Buffalo, Memphis, Providence, Greensboro, Greenville/Spartanburg, Rochester, Madison, Wichita, Wilkes-Barre/Scranton and Gainesville/Ocala. A radio broadcasting company derives its revenues primarily from the sale of broadcasting time to local and national advertisers.  The advertising rates that a radio station is able to charge and the number of advertisements that can be broadcast largely determine those revenues. Advertising rates are primarily based on four factors:

•                  a station’s audience share in the demographic groups targeted by advertisers, as measured principally by periodic reports issued by The Arbitron Ratings Company;

•                  the number of radio stations in the market competing for the same demographic groups;

•                  the supply of and demand for radio advertising time, both nationally and in the regions in which the station operates; and

•                  the market’s size based upon available radio advertising revenue.

In 2004, we generated 78% of our net revenues from local advertising, which is sold primarily by each individual local radio station’s sales staff, and 19% from national advertising, which is sold by independent advertising sales representatives. We generated the balance of our 2004 revenues principally from network compensation, radio station events and rental income from tower sites. Our most significant station operating expenses are employee compensation, and programming and promotional expenses.

Several factors may adversely affect a radio broadcasting company’s performance in any given period. In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. Typically, revenues are lowest in the first calendar quarter of the year.

Additionally, as opportunities arise, we may on a selective basis, change or modify a station’s format due to changes in listeners’ tastes or changes in a competitor’s format. This could have an immediate negative impact on a station’s ratings and there are no guarantees that the modification or change to a station’s format will be beneficial at some future time. Our management is continually focused on these opportunities as well as the risks and uncertainties associated with any change to a station’s format. We believe that the diversification of formats on our stations helps to insulate us from the effects of changes in the musical tastes of the public with respect to any particular format. We strive to develop strong listener loyalty as audience ratings in local markets are crucial to our stations’ financial success.

Our results of operations include net revenues and station operating expenses from those net revenues and station operating expenses recognized under a time brokerage agreement or a similar sales agreement for stations operated by us prior to acquiring the stations. Depending on the facts and circumstances relating to each pending asset purchase agreement (e.g., whether or not there is an associated time brokerage agreement or similar agreement) and the provisions of Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which would include any variable interest entities that are required to be consolidated by the primary beneficiary, we may include: (1) the assets and liabilities of the entity holding the assets to be acquired, in our consolidated balance sheet; and (2) the net revenues and station operating expenses of the entity holding the assets to be acquired, in our consolidated statement of operations. More information on this interpretation by the Financial Accounting Standards Board is described in Note 2 in the accompanying notes to the consolidated financial statements.

You should read the following discussion and analysis of our financial condition and results in conjunction with our consolidated financial statements and related notes included elsewhere in this report.  The following results of operations include a discussion of the year ended December 31, 2004 as compared to the year ended December 31, 2003 and a discussion of the year ended December 31, 2003 as compared to the year ended December 31, 2002. Our results of operations represent the operations of the radio stations owned or operated pursuant to time brokerage agreements or joint sales agreements during the relevant periods.

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

Results of Operations

Year ended December 31, 2004 compared to the year ended December 31, 2003

The following significant factors affected our results of operations for the year ended December 31, 2004 as compared to the prior year:

Acquisitions

•                  on March 21, 2003, we acquired for $55.0 million a radio station in Denver that we began operating on February 1, 2002 under a time brokerage agreement, which in 2004 increased our depreciation and amortization expense and lowered net time brokerage fees and interest income;

•                  on May 19, 2003 we acquired for $21.2 million, a radio station in Sacramento, which in 2004 increased our net revenues, station operating expenses, and depreciation and amortization expense;

•                  on December 18, 2003, we acquired for $44.0 million two radio stations in Portland that we began operating June 1, 2003 under a time brokerage agreement, which in 2004 increased our net revenues, station operating expenses, depreciation and amortization expense and interest expense and decreased our net time brokerage agreement fees;

•                  on May 5, 2004, we acquired for $10.5 million a radio station in Buffalo, New York which in 2004 increased our net revenues, station operating expenses, depreciation and amortization expense and interest expense;

•                  on June 15, 2004, we acquired for $14.6 million a radio station in Providence, Rhode Island that we began operating on April 16, 2004, under a time brokerage agreement, which in 2004 increased our net revenues, station operating expenses, depreciation and amortization expense, and interest expense; and

•                  on September 3, 2004, we acquired for $73.5 million three radio stations in Indianapolis, Indiana that we began operating on June 1, 2004 under a time brokerage agreement, which in 2004 increased our net revenues, station operating expenses, net time brokerage agreement fees, depreciation and amortization expense and interest expense.

Dispositions

•                  in October 2003 our agreement for the rights to broadcast a major league sports team expired, which in 2004 reduced our net revenues and station operating expenses;

•                  on November 17, 2003, we disposed of a radio station in Portland, Oregon for $2.8 million, which in 2004 reduced our net revenues, station operating expenses, interest expense, depreciation and amortization expense and gains on the sale of assets;

•                  on December 4, 2003, we recognized a gain on the sale of assets of $1.8 million from the disposal of a parcel of land for $1.9 million, which in 2004 resulted in a relative reduction compared to 2003 of our gains and losses on the sale of assets;

•                  on July 14, 2004, we entered into an agreement to dispose of a radio station in Seattle, Washington that the seller began operating on December 12, 2004 under a time brokerage agreement, which in 2004 and 2003, affected our comparisons of net revenues and station operating expenses for stations owned and operated during these periods as we had not operated this station for the entire 2004 year; and

•                  on November 8, 2004, we entered into an agreement to dispose of four radio stations in Longview, Washington for $2.2 million, that the seller began operating on November 15, 2004 under a time brokerage agreement, which in 2004 and 2003, affected our comparisons of net revenues and station operating expenses for stations owned and operated during these periods as we had not operated these stations for the entire 2004 year.

Financing

•                  derivatives designated as cash flow hedges with total notional amounts of $35.0 million expired during 2003, which in 2004 lowered interest expense as these derivatives had increased our effective interest rate on our senior debt;

•                  on April 7, 2003, subsequent to the conversion of 1.2 million Convertible Preferred Securities, Term Income Deferrable Equity Securities (TIDES) into 1.4 million shares of our Class A common stock, we redeemed $125.0 million of our outstanding 6.25% Convertible Subordinated Debentures which in 2004 decreased our interest expense;

•                  on August 12, 2004, we entered into a new credit facility which in 2004 increased interest expense and resulted in the recognition of a loss on extinguishment of debt related to the write-off of deferred financing costs; and

•                  under authorized share repurchase programs, in 2004 we purchased 3.0 million shares of Class A common stock for an aggregate amount of $115.9 million, which in 2004 increased our interest expense.

Net Revenues:

	December 31, 2004		December 31, 2003
(amounts in millions)
Net Revenues		$423.5	$401.1
Amount of Change	$	+ 22.4
Percentage Change	+ 5.6%

The increase in net revenues was primarily due to the effect of acquisitions during the current period and our sales and brand initiatives. Most of our markets realized an improvement in net revenues with our Boston, Denver, Sacramento and Norfolk markets contributing most to our overall net revenues increase. Indianapolis and Providence, our two new markets in 2004, also contributed to our overall net revenues increase. The increase was offset by a decrease in net revenues in our Kansas City market due to the expiration of a sports contract in 2003 and a decrease in net revenues in our New Orleans market due to a general market decline in available advertising dollars for the media sector.

Same Station Considerations:

•              Net revenues for 2003 would have been lower by $1.7 million if we had given effect to the impact on our results of operations of radio stations and significant contracts acquired or disposed of during the year as of January 1, 2003.

•              Net revenues for 2004 would have been lower by $8.3 million if we had given effect to the impact on our results of operations of radio stations and significant contracts acquired or disposed of during the year, which were not owned or operated by us for the entire year of 2004.

In 2004 and in 2003, we generated 79% and 78%, respectively, of our net revenues from local advertising, and 19% and 20%, respectively, from  national advertising.

Station Operating Expenses:

	December 31, 2004		December 31, 2003
(amounts in millions)
Station Operating Expenses		$244.7	$232.2
Amount of Change	$	+ 12.5
Percentage Change	+ 5.4%

The increase in station operating expenses in 2004 was primarily due to a correlating increase in the variable expenses associated with the increase in net revenues as described under net revenues.

Same Station Considerations:

•              Station operating expenses for 2003 would have been lower by $2.1 million if we had given effect to the impact on our results of operations of radio stations and significant contracts acquired or disposed of during the year as of January 1, 2003.

•              Station operating expenses for 2004 would have been lower by $6.7 million if we had given effect to the impact on our results of operations of radio stations and significant contracts acquired or disposed of during the year, which were not owned or operated by us for the entire year of 2004.

Depreciation and Amortization Expenses:

	December 31, 2004		December 31, 2003
(amounts in millions)
Depreciation and Amortization Expenses		$15.9	$14.7
Amount of Change	$	+ 1.2
Percentage Change	+ 8.2%

The increase in depreciation and amortization expense was attributable to the acquisition of radio station assets in the Denver, Sacramento and Portland markets during 2003 and in the Buffalo, Providence and Indianapolis markets during 2004.

Corporate General and Administrative Expenses:

	December 31, 2004		December 31, 2003
(amounts in millions)
Corporate General and Administrative Expenses		$15.7	$14.4
Amount of Change	$	+ 1.3
Percentage Change	+ 9.0%

The increase in corporate general and administrative expenses, which includes non-cash compensation expense, was primarily due to the increased costs associated with changes in regulations applicable to public companies and the effects of inflation.  Excluding non-cash compensation expense, corporate general and administrative expenses increased 7.9% to $15.0 million for the year ended December 31, 2004 from $13.9 million for the year ended December 31, 2003.

Non-cash compensation expense increased to $0.7 million for the year ended December 31, 2004 from $0.5 million for the year ended December 31, 2003.

Operating Income:

	December 31, 2004		December 31, 2003
(amounts in millions)
Operating Income		$145.2	$140.2
Amount of Change	$	+ 5.0
Percentage Change	+ 3.6%

The increase in operating income was due to the factors described above (i.e., changes in net revenues, offset by station operating expenses) and a $0.8 million decrease in net time brokerage agreement fees to $0.8 million for the year ended December 31, 2004 from $1.6 million for the year ended December 31, 2003, primarily due to a shorter aggregate period during which we operated stations time brokerage agreements in 2004 as compared to 2003.  The increase in operating income was partially offset by: (1) a loss on sale or disposal of assets of $1.2 million for the year ended December 31, 2004 as compared to a gain of $2.1 million for the year ended December 31, 2003; (2) an increase in corporate general and administrative expenses of $1.3 million to $15.7 million for the year ended December 31, 2004 from $14.4 million for the year ended December 31, 2003, due to the factors described above (i.e., changes in corporate general and administrative expense); and (3) an increase in depreciation and amortization of $1.2 million to $15.9 million for the year ended December 31, 2004 from $14.7 million for the year ended December 31, 2003, due to the factors described above (i.e., changes in depreciation and amortization expense).

Same Station Considerations:

•              Operating income for 2003 would have been higher by $0.4 million (exclusive of depreciation and amortization and net time brokerage agreement fees, where applicable) if we had given effect to the impact on our results of operations of radio stations and significant contracts acquired or disposed of during the year as of January 1, 2003.

•              Operating income for 2004 would have been lower by $1.6 million (exclusive of depreciation and amortization and net time brokerage agreement fees, where applicable) if we had given effect to the impact on our results of operations of radio stations and significant contracts acquired or disposed of during the year, which were not owned or operated by us for the entire year of 2004.

Interest Expense:

	December 31, 2004		December 31, 2003
(amounts in millions)
Interest Expense		$21.6	$22.5
Amount of Change	$	- 0.9
Percentage Change	- 4.0%

Interest expense included amortization of deferred financing costs, and in 2003, the financing cost related to our TIDES. The decrease in interest expense was attributable to the conversion to equity and the redemption for cash in April 2003 of $125.0 million in TIDES. The decrease in interest expense was partially offset by an increase in interest rates on outstanding debt and higher average outstanding debt used to finance: (1) the purchase of our stock in the amount of $115.9 million under our stock repurchase programs; and (2) radio station acquisitions costing $44.0 million in December 2003 and $98.8 million in 2004.

Income Before Income Taxes And Accounting Change:

	December 31, 2004		December 31, 2003
(amounts in millions)
Income Before Income Taxes And Accounting Change		$123.5	$115.2
Amount of Change	$	+ 8.3
Percentage Change	+ 7.2%

The increase in income before income taxes and accounting change is mainly attributable to: (1) an improvement this year in net revenues, net of an increase in operating expenses, for the reasons described above; (2) a reduction in loss on extinguishment of debt to $1.4 million for the year ended December 31, 2004 from $3.8 million for the year ended December 31, 2003, primarily due to the redemption of our TIDES in 2003 and the termination of our Bank Facility in 2004; (3) a reduction in interest expense as a result of the factors described above under interest expense; and (4) a decrease in net time brokerage agreement fees to $0.8 million for the year ended December 31, 2004 from $1.6 million for the year ended December 31, 2003 for the reasons described above under operating income.

Income Taxes:

	December 31, 2004		December 31, 2003
(amounts in millions)
Income Taxes		$47.9	$43.4
Amount of Change	$	+ 4.5
Percentage Change	+ 10.4%

The increase in income taxes was a result of increased income before income taxes and accounting change.  Income tax expense as a percentage of income before income taxes was 38.8% for the year ended December 31, 2004 as compared to 37.7% for the year ended December 31, 2003. The increase in the effective tax rate was a result of a reduction in the benefits realized in connection with certain state tax planning strategies. The current and deferred portions of our income tax expense were $9.2 million and $38.7 million, respectively, for the year ended December 31, 2004 as compared to $0.9 million and $42.5 million, respectively, for the year ended December 31, 2003.

Our deferred tax liability was $155.9 million and $117.4 million as of December 31, 2004 and December 31, 2003, respectively. The deferred tax liability primarily relates to differences between book and tax bases of our FCC licenses. In accordance with the adoption of SFAS 142 on January 1, 2002, we no longer amortize our FCC licenses, but instead test them for impairment annually. As the tax basis in our FCC licenses continues to amortize, our deferred tax liability will increase over time. We do not expect the significant portion of our deferred tax liability to reverse over time unless (1) our FCC licenses become impaired; or (2) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire Company in a taxable transaction.

In 2005, our expected annual effective tax rate, which may fluctuate from quarter to quarter, will be approximately 38.5%.  Our effective tax rate may be materially impacted by any or all of the following: (1) changes in the level of income in any of our taxing jurisdictions; (2) changes in the statues and rules applicable to taxable income in the jurisdictions in which we operate; (3) changes from the outcome of tax audits; and (4) changes in the deferred tax valuation allowance.

Net Income:

	December 31, 2004		December 31, 2003
(amounts in millions)
Net Income		$75.6	$71.8
Amount of Change	$	+ 3.8
Percentage Change	+ 5.3%

The increase in net income was primarily attributable to the reasons described above under income before income taxes and accounting change, net of income tax expense.

Year ended December 31, 2003 compared to the year ended December 31, 2002

The following significant factors affected our results of operations for the year ended December 31, 2003 as compared to the prior year:

Acquisitions

•                  on July 24, 2002, we acquired for $125.0 million two radio stations in Denver that we began operating on February 1, 2002 under a time brokerage agreement, which in 2003 increased our net revenues, station operating expenses, depreciation and amortization expense and lowered interest income and net time brokerage agreement fees;

•                  on March 21, 2003, we acquired for $55.0 million a radio station in Denver that we began operating on February 1, 2002 under a time brokerage agreement, which in 2003 increased our net revenues, station operating expenses, and depreciation and amortization expense and lowered time brokerage fees and interest income;

•                  on May 1, 2002, we acquired for $88.0 million a radio station in Denver, that we began operating on March 16, 2002 under a time brokerage agreement, which in 2003 increased our net revenues, station operating expenses, depreciation and amortization expense and lowered net time brokerage agreement fees and interest income;

•                  we amended an agreement that, effective February 16, 2003, allowed us to sell advertising associated with a professional football team, which in 2003 increased our station net revenues and station operating expenses;

•                  on May 19, 2003, we acquired a radio station in Sacramento, which in 2003 increased our net revenues, station operating expenses, and depreciation and amortization expense; and

•                  on December 18, 2003, we acquired for $44.0 million two radio stations in Portland that we began operating June 1, 2003 under a time brokerage agreement, which in 2003 increased our net revenues, station operating expenses, net time brokerage agreement fees, depreciation and amortization expense and interest.

Dispositions

•                  as of February 28, 2002, we terminated our joint sales agreement to sell advertising time broadcast on KING-FM in Seattle, which in 2003 decreased our net revenues and station operating expenses;

•                  in October 2002, our agreement for the rights to broadcast a professional baseball team expired, which in 2003 decreased our net revenues and station operating expenses;

•                  we did not incur any costs in 2003 in connection with an equity investment in an Internet venture that ceased operations during 2002 which in 2002 resulted in an equity loss from an unconsolidated affiliate;

•                  on November 17, 2003, we disposed of a radio station in Portland for $2.8 million, which in 2003 decreased our net revenues, station operating expenses, interest expense and depreciation and amortization expense; and

•                  on December 4, 2003, we recognized a gain on the sale of assets of $1.8 million from the disposal of a parcel of land for $1.9 million, which in 2003 resulted in a relative increase compare to 2002 of our gains and losses on the sale of assets.

Financing

•                  we received net proceeds of $145.7 million from the March 2002 offering of our Senior Subordinated Notes, which in 2003 increased our interest expense;

•                  we used a portion of the $196.4 million in net proceeds from our March 2002 equity offering to reduce outstanding indebtedness of $93.5 million under our Bank Facility’s Revolver, which in 2003 decreased our interest expense;

•                  we allowed derivatives designated as cash flow hedges with total notional amounts of $198.0 million and $35.0 million to expire during 2002 and 2003, respectively, without entering into new derivatives, which in 2003 lowered interest expense as these derivatives had increased our effective interest rate on our senior debt; and

•                  on April 7, 2003, subsequent to the conversion of 1.2 million TIDES into 1.4 million shares of our Class A common stock, we redeemed $125.0 million of our outstanding 6.25% Convertible Subordinated Debentures, which in 2003 decreased our interest expense.

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

Same Station Considerations:

•                                          Net revenues for 2002 would have been lower by $5.2 million if we had given effect to the impact on our results of operations of radio stations and significant contracts acquired or disposed of during the year as of January 1, 2002.

•                                          Net revenues for 2003 would have been lower by $5.8 million if we had given effect to the impact on our results of operations of radio stations and significant contracts acquired or disposed of during the year, which were not owned or operated by us for the entire year ended December 31, 2003.

In 2003 and in 2002, we generated 78% of our net revenues for each year from local advertising, and 20% and 19%, respectively, from net national spot advertising.

Station Operating Expenses:

	December 31, 2003		December 31, 2002
(amounts in millions)
Station Operating Expenses	$232.2		$226.0
Amount of Change	$	+ 6.2
Percentage Change	+ 2.7%

The increase in station operating expenses in 2003 was primarily due to an increase in the variable expenses associated with the increase in net revenues as described under net revenues.

Same Station Considerations:

•                                          Station operating expenses for 2002 would have been lower by $4.0 million if we had given effect to the impact on our results of operations of radio stations and significant contracts acquired or disposed of during the year as of January 1, 2002.

•                                          Station operating expenses for 2003 would have been lower by $4.0 million had we had given effect to the impact on our results of operations of radio stations and significant contracts acquired or disposed of during the year, which were not owned or operated by us for the entire year ended December 31, 2003.

Depreciation and Amortization Expenses:

	December 31, 2003		December 31, 2002
(amounts in millions)
Depreciation and Amortization Expenses	$14.7		$15.1
Amount of Change	$	- 0.4
Percentage Change	- 2.6%

The decrease in depreciation and amortization expenses in 2003 was primarily due to the fact that amortization expense during 2002 was impacted to a greater extent than in 2003 by the amortization of acquired advertising contracts with lives of less than one year.  The advertising contracts that impacted amortization expense during the years ended December 31, 2003 and 2002 were acquired in connection with the acquisition of radio station assets in the Greensboro and Denver markets.

Corporate General and Administrative Expenses:

	December 31, 2003		December 31, 2002
(amounts in millions)
Corporate General and Administrative Expenses	$14.4		$14.1
Amount of Change	$	+ 0.3
Percentage Change	+ 2.1%

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

The increase in operating income was due to: (1) the factors described above (i.e., changes in Net Revenues, Station Operating Expenses, Depreciation and Amortization Expenses, and Corporate General and Administrative Expenses); (2) a $5.8 million decrease in net time brokerage agreement fees to $1.6 million for the year ended December 31, 2003 from $7.4 million for the year ended December 31, 2002, resulting from the termination of time brokerage agreements upon completion of the acquisitions of our Denver radio stations, partially offset by a new time brokerage agreement entered into in 2003 relating to the two stations that we acquired in the Portland market; and (3) a $0.9 million increase in gain on a sale of assets to $2.1 million for the year ended December 31, 2003 from $1.2 million for the year ended December 31, 2002, primarily due to a $1.8 million gain in 2003 from the sale of a parcel of land, partially offset by the $1.3 million gain in 2002 from the sale of a radio station.

Same Station Considerations:

•                                          Operating income for 2002 would have been lower by $1.2 million (exclusive of depreciation and amortization and net time brokerage agreement fees, where applicable) if we had given effect to the impact on our results of operations of radio stations and significant contracts acquired or disposed of during the year as of January 1, 2002.

•                                          Operating income for 2003 would have been lower by $1.8 million (exclusive of depreciation and amortization and net time brokerage agreement fees, where applicable) if we had given effect to the impact on our results of operations of radio stations and significant contracts acquired or disposed of during the year, which were not owned or operated by us for the entire year ended December 31, 2003.

Interest Expense:

	December 31, 2003		December 31, 2002
(amounts in millions)
Interest Expense	$22.5		$32.9
Amount of Change	$	- 10.4
Percentage Change	- 31.6%

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

Income Before Income Taxes And Accounting Change:

	December 31, 2003		December 31, 2002
(amounts in millions)
Income Before Income Taxes And Accounting Change	$115.2		$93.4
Amount of Change	$	+ 21.8
Percentage Change	+ 23.3%

The increase in income before income taxes and accounting change is mainly attributable to: (1) a reduction in interest expense as a result of the factors described above under Interest Expense; (2) a reduction during 2003 in net time brokerage agreement fees as a result of termination of time brokerage agreements upon completion of the acquisitions of our Denver radio stations, partially offset by a new time brokerage agreement entered into in 2003 for two stations in the Portland market; (3) an improvement during 2003 in net revenues, net of an increase in operating expenses, for the reasons described above; (4) the dissolution of an Internet partnership, in which we had an equity investment, in the third quarter of 2003 that resulted in an equity loss from unconsolidated affiliate of $3.4 million for the year ended December 31, 2002; and (5) a net gain from derivative instruments of $1.0 million for the year ended December 31, 2003 as opposed to a net loss from derivative instruments of $2.3 million for the year ended December 31, 2002.

Income Taxes:

	December 31, 2003		December 31, 2002
(amounts in millions)
Income Tax	$43.4		$37.5
Amount of Change	$	+ 5.9
Percentage Change	+ 15.7%

The increase in income taxes during 2003 is a result of increased income before income taxes and accounting change.  Income tax expense as a percentage of income before income taxes and accounting change was 37.7% for the year ended December 31, 2003 as compared to 40.2% for the year ended December 31, 2002. The decrease in the income tax expense was a result of the benefits realized in connection with certain state tax planning strategies. The current and deferred portions of our income tax expense were $0.9 million and $42.5 million, respectively, for the year ended December 31, 2003. Our income tax expense of $37.5 million was deferred for the year ended December 31, 2002.

Our deferred tax liability was $117.4 million and $80.5 million as of December 31, 2003 and December 31, 2002, respectively. The deferred tax liability primarily relates to differences between book and tax bases of our FCC licenses. In accordance with the adoption of SFAS 142 on January 1, 2002, we ceased amortizing our FCC licenses, and began testing them for impairment annually. As the tax basis in our FCC licenses continues to amortize, our deferred tax liability will increase over time. We do not expect the significant portion of our deferred tax liability to reverse over time unless (1) our FCC licenses become impaired; or (2) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire Company in a taxable transaction.

Net Income (Loss):

	December 31, 2003		December 31, 2002
	(amounts in millions)
Net Income (Loss)	$71.8		$(83.1)
Amount of Change	$	+ 154.9

The increase in net income from a net loss is mainly attributable to a $138.9 million impairment charge, net of a deferred tax benefit of $92.6 million, under the cumulative effect of accounting change as an accumulated transition adjustment attributable to our adoption on January 1, 2002 of the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was offset by a $16.0 million increase in income before accounting change, for the reasons described above, net of taxes. The markets for which we recorded an impairment charge in 2002 were Buffalo, Gainesville/Ocala, Greensboro, Greenville, Memphis, New Orleans, Norfolk, Rochester, Wichita and Wilkes-Barre/Scranton.

Liquidity and Capital Resources

We have used a significant portion of our capital resources to reduce outstanding debt and to consummate radio station acquisitions. In addition, as of December 31, 2004 we purchased $115.9 million worth of our publicly held stock under share repurchase programs (see Liquidity and Capital Resources - Share Repurchase Programs below). Generally, our acquisitions, share repurchases, reductions of our outstanding debt and other capital requirements are funded from one or a combination of the following sources: (1) our credit agreement (described below); (2) the issuance and sale of securities; (3) internally-generated cash flow; and (4) the swapping of our radio stations in transactions which qualify as “like-kind” exchanges under Section 1031 of the Internal Revenue Code. Historically, we have not paid any dividends (see Part II, Item 5 for a discussion of dividends).

Operating Activities

Net cash flows provided by operating activities were $131.5 million for the year ended December 31, 2004 as compared to $130.4 million and $104.3 million for the years ended December 31, 2003 and 2002, respectively.  These increases in our net cash flows provided by operating activities are primarily a result of increased advertising revenues that were only partially offset by increased station operating expenses (which in each case, were affected by the acquisitions and dispositions of stations during those periods) and increased income taxes.

For the year ended December 31, 2004, net cash provided by operating activities increased $1.1 million to $131.5 million as compared to $130.4 million for the year ended December 31, 2003 primarily due to a $3.9 million increase in net income to $75.6 million for the year ended December 31, 2004 from $71.8 million for the year ended December 31, 2003. This increase was offset primarily by a reduction in deferred taxes of $3.8 million to $38.7 million for the year ended December 31, 2004 from $42.6 million for the year ended December 31, 2003, primarily due to the use in 2003, and the absence in 2004, of available net operating loss carry-forwards.

For the year ended December 31, 2003, net cash provided by operating activities increased $26.0 million to $130.4 million as compared to $104.3 million for the year ended December 31, 2002 primarily due to: (1) a reduction in our interest expense; (2) a reduction in net time brokerage agreement fees owed to third parties; and (3) an improvement in net revenues, net of station operating expenses.

Investing and Financing Activities

Net cash flows used in investing activities were $107.9 million for the year ended December 31, 2004, as compared to $105.1 million and $275.3 million for the years ended December 31, 2003 and 2002, respectively. Net cash flows used in financing activities were $27.6 million for the year ended December 31, 2004, as compared to net cash flows used in financing activities of $102.0 million and cash flows provided by financing activities of $252.8 million for the years ended December 31, 2003 and 2002, respectively. The net cash flows used in investing and financing activities for the year ended December 31, 2004 reflect: (1) acquisitions of radio station assets of $98.8 million; (2) the repurchase of $115.9 million of our Class A common stock; (3) deferred financing expense of $4.2 million related to a new credit agreement; and (4) a net increase in outstanding indebtedness of $89.2 million. The net cash flows used in investing and financing activities for the year ended December 31, 2003 reflect acquisitions of radio station assets of $123.4 million (net of a decrease in station acquisition deposits and costs of $28.0 million) and a reduction in outstanding indebtedness of $108.8 million. The net cash flows used in investing activities and provided by financing activities for the year ended December 31, 2002 reflect: (i) acquisitions of radio station assets of $235.2 million; (ii) deposits for pending acquisitions of $30.5 million; (iii) the net consummation of debt and equity offerings of $341.8 million (net of deferred financing expenses); and (iv) a reduction in outstanding indebtedness of $101.6 million.

Our New Credit Agreement or Bank Revolver

On August 12, 2004 we entered into a new bank credit agreement, or Bank Revolver, with a syndicate of banks for a five-year senior secured revolving credit facility of $800.0 million. We used proceeds of $271.0 million from the Bank Revolver to pay all principal outstanding under our former credit facility. The Bank Revolver provides us with an increase in liquidity. The Bank Revolver is secured by a pledge of 100% of the capital stock and other equity interest in all of our wholly owned subsidiaries. The Bank Revolver requires us to comply with certain financial covenants and leverage ratios which are defined terms within the agreement, including: (1) Total Debt to Operating Cash Flow, (2) Operating Cash Flow to Interest Expense, and (3) Operating Cash Flow to Fixed Charges. Upon the occurrence of certain events, our borrowing costs can increase to a maximum of Eurodollar plus 1.375% or prime plus 0.875%. The interest payable on the Eurodollar rate is payable at the end of the selected duration. We also pay a commitment fee that varies depending on certain financial covenants and the amount of the unused commitment, to a maximum of 0.375% per annum, on the average unused balance of the Bank Revolver. Management believes we are in compliance with all financial covenants and leverage ratios and all other terms of the agreement.

Our Senior Subordinated Notes also require us to comply with certain covenants that limit, among other things, our ability to incur indebtedness and to make certain payments. The covenants under the Senior Subordinated Notes, in general, are less restrictive than the covenants under the Bank Revolver.

Our liquidity has improved as a result of refinancing our senior indebtedness as we no longer fund principal payments that were required due to quarterly debt reduction commitments under our prior credit facility. As of December 31, 2004, we had credit available of $466.6 million under the Bank Revolver, subject to compliance with the covenants under the Bank Revolver at the time of borrowing.  Our liquidity requirements are for working capital and general corporate purposes, including capital expenditures, and any one or more of the following: repurchase of Class A common stock, dividends and acquisitions.  In 2003, we utilized the last of our accumulated federal and state corporate income tax net operating loss carry-forwards, which helped to offset our cash requirements for taxes on our 2003 income.  In 2004, due to the absence of any available net operating loss carry-forwards, our cash requirements for payments of estimated taxes on our income were substantially higher than in 2003. In 2005, we expect our cash requirements for payment of estimated taxes on our income to be similar to the cash requirements in 2004. During the year ended December 31, 2004, we paid $11.6 million in income taxes that included certain state taxes for 2003 and estimated federal and certain state taxes for 2004. Capital expenditures for the year ended December 31, 2004 were $9.6 million as compared to $13.7 million in 2003 and $10.1 million in 2002. We anticipate that capital expenditures in 2005 will consist of: (1) an amount between $7.0 million and $8.0 million for capital expenditures incurred during the ordinary course of business and for the conversion of many of our stations to digital radio; and (2) an amount between $7.0 million and $8.0 million incurred for the relocation and consolidation of our studio facilities in several of our markets.

As of December 31, 2004, we had $11.8 million in cash and cash equivalents.  During the year ended December 31, 2004 we increased our net outstanding debt by $89.2 million, primarily due to the repurchase of shares in the amount of $115.9 million and the purchase in several different markets of radio station assets in the amount of $98.8 million. As of December 31, 2004, we had outstanding: (1) $333.3 million in senior debt, including $333.0 million under our Bank Revolver; (2) $0.4 million in a letter of credit; and (3) $150.0 million in Senior Subordinated Notes.

We may seek to obtain other funding or additional financing from time to time. We believe that cash on hand and cash from operating activities, together with available borrowings under the Bank Revolver, should be sufficient to permit us to meet our financial obligations for the foreseeable future, including cash to fund our operations and any one or more of the following: acquisitions, dividends and the repurchase of stock. Our Bank Revolver requires that at the time of closing on acquisitions, we must be in compliance with the terms of the Bank Revolver. We believe that we will maintain compliance with the terms of our Bank Revolver. If we are not in compliance, there can be no assurance that we will be successful in amending or entering into a new credit agreement, obtaining additional financing or that we will be able to obtain such financing on terms acceptable to us, which could delay or impair our efforts to consummate future acquisitions. Failure to comply with our financial covenants or other terms of the agreement could result in the acceleration of the maturity of our outstanding debt.

Our ability to meet our financial obligations could be adversely impacted, however, by factors such as prolonged downturns in the economy, poor performance by our stations, increased competition from other media, and other factors that could be a result of world events. In addition, we may require additional financing for future acquisitions, and there can be no assurance that we will be able to obtain such financing at all or on terms considered favorable by us.

Credit Rating Agencies

On a continuing basis, credit rating agencies such as Moody’s Investor Services and Standard and Poor’s evaluate our debt. As a result of their reviews, our credit rating could change. Management believes that any significant downgrade in our credit rating could adversely impact on our future liquidity. The effect of a change in our credit rating may limit or eliminate our ability to obtain debt financing, or include, among other things, interest rate changes under any future bank facilities, debentures, notes or other types of debt.

Share Repurchase Programs

On May 13, 2004 and on November 1, 2004, our Board of Directors authorized one-year share repurchase programs of up to $100.0 million for each program.  Under these two repurchase programs, the following shares were purchased in 2004 and immediately retired: (1) 2.6 million shares in the amount of $100.0 million at an average price of $39.16 per share; and (2) 0.4 million shares in the amount of $15.9 million at an average price of $35.04 per share.  During the period subsequent to December 31, 2004 and as of February 24, 2005, we purchased 1.0 million shares at an average price of $33.01 per share. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. As of February 24, 2005, $51.5 million remained authorized as available for repurchase. We expect to use cash available under our Bank Revolver and internally generated cash flow as a source of funds to repurchase shares under the remaining program.

Our Former Credit Agreement

On August 12, 2004 we used the proceeds of $271.0 million from the Bank Revolver to prepay all of the outstanding debt under our former credit facility or Prior Facility. The Prior Facility, which was entered into on December 16, 1999 with a syndicate of banks, initially provided for senior secured credit of $650.0 million that consisted of: (1) a $325.0 million reducing revolving credit facility; and (2) a $325.0 million multi-draw term loan.  The Prior Facility, which had a maturity date of September 30, 2007, reduced on a quarterly basis that began on September 30, 2002, in quarterly amounts that varied from $12.2 million to $16.3 million for each loan.

Contractual Obligations

The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2004:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More Than 5 years
	(amounts in thousands)

Contractual Obligations:
Long-term debt obligations (1)	$639,845	$22,910	$45,818	$373,324	$197,793
Operating lease obligations	56,013	8,269	14,497	12,387	20,860
Purchase obligations (2)	152,534	61,359	74,459	16,220	496
Other long-term liabilities (3)	162,846	—	2,190	2,395	158,261
Total	$1,011,238	$92,538	$136,964	$404,326	$377,410

(1)                                  (a)          The maturity on our Bank Revolver, with outstanding debt in the amount of $333.0 million as of December 31, 2004, could be accelerated if we do not maintain certain covenants. The above table includes projected interest expense under the remaining term of the agreement.

(b)         Under our $150.0 million 7.625% Senior Subordinated Notes, the maturity could be accelerated if we do not maintain certain covenants or could be repaid in cash by us at our option prior to the due date of the notes.  The above table includes projected interest expense under the remaining term of the agreement.

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

(b)         We have certain liabilities of $0.6 million related to: (i) our obligation to provide a letter of credit; (ii) an obligation to increase our interest in a partnership carried as an investment; and (iii) construction obligations in connection with the relocation and consolidation of certain of our studio facilities.

(c)          In addition to the above, purchase obligations of $152.0 million primarily include contracts for on-air personalities, sports programming rights, ratings services, music licensing fees, television advertising and equipment maintenance.

(3)                                  Included in other long-term liabilities of $162.8 million are deferred income tax liabilities of $155.9 million that are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax liabilities may vary according to changes in tax laws, tax rates and the operating results of our Company. As a result, it is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities have been reflected in “More Than 5 years.”

Off-Balance Sheet Arrangements

We utilize letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under our credit facility. An outstanding letter of credit of $0.4 million as of December 31, 2004 was immaterial.

We enter into interest rate swap contracts to hedge a portion of our variable rate debt. See Note 9 in the accompanying notes to the consolidated financial statements for a detailed discussion of our derivative instruments.

In November 2004, we entered into an asset purchase agreement with a buyer to dispose of the assets of four radio stations in Longview, Washington. Concurrently with entering into this asset purchase agreement, we entered into a time brokerage agreement. The provisions of Financial Interpretation No. 46R (as revised), or FIN 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” include any variable interest entities that are required to be consolidated by the primary beneficiary. In connection with this transaction, we determined that FIN 46R was applicable as the buyer had a variable interest in and was the primary beneficiary. As the primary beneficiary, the buyer could incur the expected losses that could arise from the variability of the fair value of variable interest entity. As a result, we deconsolidated the assets and liabilities of those entities holding our Longview, Washington assets into balance sheet classifications of: (1) investment in deconsolidated subsidiaries in the amount of $2.3 million as a current asset; and (2) non-controlling interest – variable interest entity in the amount of $0.2 million as a current liability.  The investment in deconsolidated subsidiaries reflects the fair value of all of the assets and liabilities of the variable interest entity that contain the assets that will be disposed of under the asset purchase agreement (see Note 12 in the accompanying consolidated financial statements for a further discussion of the variable interest entity).

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at December 31, 2004. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We did not have any other off-balance sheet arrangements as of December 31, 2004.

Recently Issued Pronouncements

At the September 2004 meeting of the EITF, the SEC staff announced guidance on the use of the residual method to value acquired intangible assets other than goodwill in a business combination (EITF Topic D-108). The SEC concluded that the residual method does not comply with the requirements of SFAS No. 141, “Business Combinations.”  Instead, a direct value method should be used to determine the fair value of all intangible assets required to be recognized under SFAS No. 141. Similarly, impairment testing of intangible assets should not rely on a residual method and instead, should comply with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption of the guidance did not have a material effect on our financial position, results of operations or cash flows.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement Financial Accounting Standard (“SFAS”) No. 123R, as revised, “Share-Based Payment.”  SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“ABP”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  The scope of SFAS 123R includes a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans.  SFAS No. 123R requires companies to recognize in their financial statements the compensation expense relating to share-based payment transactions that would include all stock options that have future vesting provisions, as modified, or as newly granted beginning on the grant date of such options.  Prior to the effective date of this revision, SFAS No. 123 permitted entities the option of applying the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income (loss) would have been had the company used the preferable fair-value-based method. We will be required to implement SFAS 123R for the interim reporting period beginning July 1, 2005.  If SFAS 123R had been adopted for the years ended December 31, 2002, 2003 and 2004, net income (loss) would have been negatively impacted by $12.4 million ($0.25 per basic and fully diluted share), $14.9 million ($0.29 per basic share and fully diluted share), and $13.4 million ($0.27 per basic and fully diluted share), respectively.  See Note 2 in the accompanying notes to the consolidated financial statements for a discussion of our current treatment of stock-based compensation.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29.”  SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets, which requires that the accounting for the exchange be based on the recorded amount of the asset relinquished, and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” The provisions in SFAS No. 153 are effective for nonmonetary asset exchanges occurring in the interim reporting period beginning July 1, 2005.  Early application is permitted and companies must apply the standard prospectively.  We do not expect the adoption of SFAS No. 153 to have a material effect on our financial position, results of operations or cash flows.

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

Revenue Recognition

We recognize revenue from the sale of commercial broadcast time to advertisers when the commercials are broadcast, subject to meeting certain conditions such as persuasive evidence that an arrangement exists, the price is fixed and determinable, and collection is reasonably assured. These criteria are generally met at the time an advertisement is broadcast, and the revenue is recorded net of advertising agency commission. Based upon past experience, these estimates have been a reliable method to recognize revenues and it is expected that this method will not change in the future.

Allowance for Doubtful Accounts

We must make an estimated allowance for doubtful accounts for estimated losses resulting from our customers’ inability to make payments to us. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness, the economic conditions of the customer’s industry, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our historical estimates have been a reliable method to estimate future allowances, with historical reserves averaging less than 4.0% of our outstanding receivables. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances could be required. The effect of an increase in our allowance of 1% of our outstanding receivables as of December 31, 2004, from 3.2% to 4.2% or $0.8 million to $3.4 million from $2.6 million, would result in a decrease in net income of $0.5 million, net of taxes, (net income per share – diluted of $0.01) for the year ended December 31, 2004.

Radio Broadcasting Licenses and Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets.  As of December 31, 2004 we had recorded approximately $1.4 billion in radio broadcasting licenses and goodwill, which represented approximately 86.3% of our total assets.  In assessing the recoverability of these assets, we must conduct annual impairment testing required by SFAS No. 142 and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value.  We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets and our estimate of the value contains assumptions incorporating variables that are based on past experiences and judgments about future performance of our stations. These variables would include but not be limited to the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures and the likely media competition within the market area.  Upon adoption of SFAS No. 142 on January 1, 2002, we recorded an impairment charge of $138.9 million, net of taxes, for broadcasting licenses in certain of our markets. Changes in our estimates of the fair value of broadcasting licenses and goodwill assets could result in material future period write-downs in the carrying value of these assets.

Contingencies and Litigation

On an on-going basis, we evaluate our exposure related to contingencies and litigation and record a liability when available information indicates that a liability is probable and estimable. We also disclose significant matters that are reasonably possible to result in a loss or are probable but not estimable.

Estimation of Effective Tax Rates

We evaluate our effective tax rates regularly and adjust rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which we operate, among other factors. Tax contingencies are also recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. In addition, when appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining if a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. We believe our estimates of the value of our tax contingencies and valuation allowances are critical accounting estimates as they contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued. Our estimate of our effective tax rates has not changed significantly in past years, with rates that ranged from 37.5% to 40.0%. The effect of a 1% increase in our estimated tax rates as of December 31, 2004, would result in an increase in income tax expense of $1.2 million to $49.1 million from $47.9 million for the year ended December 31, 2004. The 1% increase in income tax expense would result in a decrease in net income of $1.2 million (net income per share – diluted of $0.02) for the year ended December 31, 2004.

Intangibles

As of December 31, 2004, approximately 86.3% of our total assets consisted of radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate the radio stations without the related FCC license for each station.  FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. Historically, all of our licenses have been renewed at the end of their respective eight-year periods, and we expect that all licenses will continue to be renewed in the future (see Risk Factors below for a discussion of the risks associated with the renewal of licenses).

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

Our Radio Stations May Not Be Able To Compete Effectively In Their Respective Markets For Advertising Revenues.

Our radio broadcasting stations are in a highly competitive business. Our radio stations compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media, such as newspapers, magazines, network and cable television, outdoor advertising and direct mail. Audience ratings and market shares are subject to change, and any change in a particular market could have a material adverse effect on the revenue of our stations located in that market. While we already compete in some of our markets with other stations with similar programming formats, if another radio station in a market were to convert its programming format to a format similar to one of our stations, if a new station were to adopt a comparable format or if an existing competitor were to strengthen its operations, our stations could suffer a reduction in ratings and/or advertising revenue and could incur increased promotional and other expenses. Other radio broadcasting companies may enter into the markets in which we operate or may operate in the future. These companies may be larger and have more financial resources than we have. We cannot be assured that any of our stations will be able to maintain or increase their current audience ratings and advertising revenues.

The FCC Has Recently Begun More Vigorous Enforcement Of Its Indecency Rules Against The Broadcast Industry, Which Could Have A Material Adverse Effect On Our Business.

FCC regulations prohibit the broadcast of obscene material at any time and indecent material between the hours of 6:00 a.m. and 10:00 p.m. The FCC has recently indicated that it is enhancing its enforcement efforts relating to the regulation of indecency and has threatened on more than one occasion to initiate license revocation proceedings against a broadcast licensee who commits a “serious” indecency violation.  Legislation has been introduced in Congress that would dramatically increase the penalties for broadcasting indecent programming and potentially subject broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast indecent material.  In addition, the FCC’s heightened focus on the indecency regulatory scheme, against the broadcast industry generally, may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations.  Several of our stations are currently subject to indecency-related inquiries and or proposed fines at the FCC’s Enforcement Bureau and we may in the future become subject to additional inquiries or proceedings related to our stations’ broadcast of indecent or obscene material.  To the extent that these inquiries or other proceedings result in the imposition of fines, a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, our results of operation and business could be materially adversely affected.

We Are Dependent On Federally-Issued Licenses To Operate Our Radio Stations And Are Subject To Extensive Federal Regulation.

The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act (see for example, the discussion of FCC regulations contained in Part I, Item I of this Form 10-K). We are required to obtain licenses from the FCC to operate our radio stations. Licenses are normally granted for a term of eight years and are renewable. Although the vast majority of FCC radio station licenses are routinely renewed, we cannot be assured that the FCC will approve our future renewal applications or that the renewals will not include conditions or qualifications. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on us.

We must comply with extensive FCC regulations and policies in the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions and in certain circumstances could require us to divest some radio stations. The FCC’s rules governing our radio station operations impose costs on our operations, and changes in those rules could have an adverse effect on our business. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on us. Moreover, these FCC regulations and others may change over time and we cannot be assured that those changes would not have a material adverse effect on us.

We Must Respond To The Increased Competition For Audio Distribution And The Rapid Changes In Technology, Services And Standards That Characterize Our Industry In Order To Remain Competitive.

The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies and services. There is increased competition for audio distribution. The FCC has introduced new technologies to the broadcasting industry.  In addition, there are numerous other audio technologies that compete for the attention of listeners.  These new technologies and services, some of which are commercial free, include the following:

•                  satellite delivered digital audio radio service, which has resulted in subscriber based satellite radio services with numerous niche formats;

•                  audio programming by cable systems, direct broadcast satellite systems, personal communications systems, Internet content providers and other digital audio broadcast formats;

•                  personal digital audio devises (e.g., audio via WiFi, mobile phones, iPods® and mp3® players);

•                  digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

•                  low-power FM radio, which could result in additional FM radio broadcast outlets.

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

Depending on the nature, size and timing of future acquisitions, we may require additional financing. We cannot be assured that additional financing will be available to us on acceptable terms. We compete with many other buyers for the acquisition of radio stations. Some of those competitors may be able to outbid us for acquisitions because they have greater financial resources. As a result of these and other factors, our ability to identify and consummate future acquisitions is uncertain.

We May Be Unable To Effectively Integrate Our Acquisitions.

The integration of acquisitions involves numerous risks, including:

•                  difficulties in the integration of operations and systems and the management of a large and geographically diverse group of stations;

•                  the diversion of management’s attention from other business concerns; and

•                  the potential loss of key employees of acquired stations.

The risks of integration are magnified during any period of significant growth. We cannot be assured that we will be able to integrate successfully any operations, systems or management that might be acquired in the future. In addition, in the event that the operations of a new business do not meet expectations, we may restructure or write-off the value of some or all of the assets of the new business.

We Have Substantial Indebtedness Which Could Have Important Consequences To You.

We have indebtedness that is substantial in relation to our shareholders’ equity. At December 31, 2004, we had long-term indebtedness of $483.3 million (excluding outstanding letters of credit of $0.4 million) and shareholders’ equity of $996.1 million. This indebtedness is substantial in amount and could have an impact on us. For example, these obligations could:

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

As of December 31, 2004, $466.6 million was available under our $800.0 million current Bank Revolver, subject to compliance with the covenants under the Bank Revolver at the time of borrowing. Moreover, under certain circumstances, we may need to modify or enter into a new bank facility to close on any future acquisitions. We also may seek to obtain other funding or additional financing for any or all of the following transactions: (1) the acquisition of radio stations; (2) the full or partial redemption of our outstanding debt; (3) the payment of a dividend; and (4) the buyback of our Class A common stock. We have no assurances that we will be able to obtain other funding, additional financing or the approvals, if necessary, for any of these transactions. Any additional borrowings would further increase the amount of our indebtedness and the associated risks.

The Covenants In Our Bank Revolver, And Our Senior Subordinated Notes Restrict Our Financial And Operational Flexibility.

Our Bank Revolver and our Senior Subordinated Notes contain covenants that restrict, among other things, our ability to borrow money, make particular types of investments or other restricted payments, swap or sell assets, or merge or consolidate. An event of default under our Bank Revolver or our Senior Subordinated Notes could allow the lenders to declare all amounts outstanding to be immediately due and payable. We have pledged substantially all of the stock of our subsidiaries to secure the debt under our Bank Revolver. If the amounts outstanding under the Senior Subordinated Notes were accelerated, the lenders could proceed against the stock of our subsidiaries. A default under our Senior Subordinated Notes could cause a default under our Bank Revolver. Any event of default, therefore, could have a material adverse effect on our business. Our senior bank agreement also requires us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by operating performance or other events beyond our control, and we cannot be assured that we will meet those ratios. We also may incur future debt obligations in connection with future acquisitions that might subject us to restrictive covenants that could affect our financial and operational flexibility or subject us to other events of default. The debt we expect to incur in connection with future acquisitions may require us to modify or enter into a new bank facility if certain covenants in our current bank facility would be violated, subjecting us to an event of default.

Because Of Our Holding Company Structure, We Depend On Our Subsidiaries For Cash Flow, And Our Access To This Cash Flow Is Restricted.

We operate as a holding company. All of our radio stations are currently owned and operated by our subsidiaries. Entercom Radio, LLC, our wholly owned subsidiary, is the borrower under our credit facility and our senior subordinated debt. All of our station-operating subsidiaries and FCC license subsidiaries are subsidiaries of Entercom Radio, LLC. Further, we guaranteed Entercom Radio, LLC’s obligations under the Bank Revolver on a senior secured basis and under the Senior Subordinated Notes on an unsecured basis, junior to our Bank Revolver.

As a holding company, our only source of cash to pay our obligations, including corporate overhead and other trade payables, are distributions from our subsidiaries of their net earnings and cash flow. We currently expect that the net earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their debt obligations, before distributions are made to us. Even if our subsidiaries elect to make distributions to us, we cannot be assured that applicable state law and contractual restrictions, including the dividend covenants contained in our Bank Revolver and Senior Subordinated Notes, would permit such dividends or distributions.

Our Chairman Of The Board And Our President and Chief Executive Officer Effectively Control Our Company, And Members Of Their Immediate Family Also Own A Substantial Equity Interest In Us. Their Interests May Conflict With Your Interest.

As of February 18, 2005, Joseph M. Field, our Chairman of the Board, beneficially owns 1,344,869 shares of our Class A common stock and 7,222,555 shares of our Class B common stock, representing approximately 60.10% of the total voting power of all of our outstanding common stock.  As of February 18, 2005, David J. Field, our President, Chief Executive Officer, one of our directors and the son of Joseph M. Field, beneficially owns 2,132,475 shares of our Class A common stock and 749,250 shares of our outstanding Class B common stock, representing approximately 8.20% of the total voting power of all of our outstanding common stock. Collectively, Joseph M. Field and David J. Field and other members of the Field family beneficially own all of our outstanding Class B common stock. Other members of the Field family also own shares of Class A common stock.

Shares of Class B common stock are transferable only to Joseph M. Field, David J. Field, certain of their family members or trusts for any of their benefit. Upon any other transfer, shares of our Class B common stock automatically convert into shares of our Class A common stock on a one for one basis. Shares of our Class B common stock are entitled to ten votes only when they are voted by Joseph M. Field or David J. Field, subject to certain exceptions where they are restricted to one vote. Joseph M. Field generally is able to control the vote on all matters submitted to the vote of shareholders and, therefore, is able to direct our management and policies, except with respect to those matters where the shares of our Class B common stock are only entitled to one vote and those matters requiring a class vote under the provisions of our articles of incorporation, bylaws or applicable law, including, without limitation, the election of the two Class A directors. Without the approval of Joseph M. Field, we will be unable to consummate transactions involving an actual or potential change of control, including transactions in which investors might otherwise receive a premium for their shares over then current market prices.

Future Sales by Joseph M. Field or Members of His Family Could Adversely Affect the Price of Our Class A Common Stock

The market for our Class A common stock could fall substantially if Joseph M. Field or members of his family sell large amounts of shares of our Class A common stock in the public market, including any shares of our Class B common stock (as described in the above paragraph) which are automatically converted to Class A common stock. These sales or the possibility that these sales could occur could make it more difficult for us to raise capital by selling equity or equity-related securities in the future.

The Difficulties Associated With Any Attempt to Gain Control of Our Company Could Adversely Affect the Price of Our Class A Common Stock.

Joseph M. Field controls the decision as to whether a change in control will occur for our Company.  There are also provisions contained in our certificate of incorporation, by-laws and Pennsylvania law that could make it more difficult for a third party to acquire control of our Company. In addition, FCC approval for transfers of control of FCC licenses and assignments of FCC licenses are required. These restrictions and limitations could adversely affect the trading price of our Class A common stock.

We Depend On Selected Market Clusters of Radio Stations.

For the year ended December 31, 2004, we generated in excess of 60% of our net revenues in 6 of our 20 markets (Seattle, Boston, Kansas City, Sacramento, Portland and Denver). Accordingly we may have greater exposure to adverse events or conditions that affect the economy in any of these markets that could have a material adverse effect on our financial position and results of operations.

The Ownership Rules Effectively Decrease The Number Of Available Buyers For Any Radio Stations We Sell, Which May Have A Negative Impact On The Sales Price Of Radio Stations.

The continued existence of any cross-media rules may limit the prospective buyers in the market of any stations we may wish to sell.  The ownership rules also effectively prevent us from selling stations in a market to a buyer that has reached its ownership limit in the market.

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

A Future Asset Impairment Of Our FCC Licenses and/or Goodwill Could Cause Future Losses.

As of December 31, 2004 our FCC Licenses and Goodwill comprise 86.3% of our total assets.  Annual impairment reviews required under SFAS No. 142,  “Goodwill and Other Intangible Assets,’’ may result in future impairment losses.

Our Failure To Comply Under The Sarbanes-Oxley Act of 2002 Could Cause A Loss Of Confidence In The Reliability Of Our Financial Statements.

We have undergone a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Compliance was required as of December 31, 2004. This effort included documenting and testing our internal controls. As of December 31, 2004, we did not identify any material weaknesses in our internal controls as defined by the Public Company Accounting Oversight Board.  In future years, there are no assurances that we will not have material weaknesses that would be required to be reported or that we will be able to comply with the reporting deadline requirements of Section 404.  A reported material weakness or the failure to meet the reporting deadline requirements of Section 404 could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. This loss of confidence could cause a decline in the market price of our stock.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our variable rate Bank Revolver. Under certain covenants that are measured periodically, we may be required from time to time to protect ourselves from interest rate fluctuations through the use of derivative rate hedging instruments.  If the borrowing rates under LIBOR were to increase 1% above the rates as of December 31, 2004, our interest expense under our Bank Revolver would increase approximately $3.0 million on an annual basis, including any interest expense associated with the use of outstanding derivative rate hedging instruments. We do not have significant interest rate risk related to our Senior Subordinated Notes, which has a fixed interest rate of 7.625%.

As of December 31, 2004, we had a derivative rate hedging transaction in place for a notional amount of $30.0 million that effectively fixes LIBOR at 5.8% and expires in 2008.  The fair value of the rate hedging transaction at December 31, 2004, based upon current market rates, is included as derivative instruments in other long-term liabilities according to the maturity date of the instrument. Our rate hedging transaction is tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The fair value of the hedging transaction is affected by a combination of several factors, including the change in the three-month LIBOR rate and the forward interest rate to maturity.  Any increase in the three-month LIBOR rate and/or the forward interest rate to maturity results in a more favorable valuation, while any decrease in the three-month LIBOR rate and/or forward interest rate to maturity results in a less favorable valuation. The derivative instrument liability as of December 31, 2004 was $2.1 million, which represented a decrease of $1.2 million from the balance as of December 31, 2003. This decrease was due primarily to: (1) an increase in the forward interest rates to maturity and (2) a decrease of one year in the remaining period of our outstanding hedge.

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

Our credit exposure related to our accounts receivable does not represent a significant concentration of credit risk due to the high percentage of local business, the multiple markets in which we operate and the wide variety of advertisers.

See also additional disclosures regarding “Liquidity and Capital Resources” made under Item 7 above.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with related notes and the report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, are set forth on the pages indicated in Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the our disclosure controls and procedures as of the end of the most recently completed year-end period.  Based on the foregoing, our President/Chief Executive Officer and Executive Vice President/Chief Financial Officer concluded that, as of the end of the annual period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of managements and directors of the Company; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

David J. Field, President and Chief Executive Officer

Stephen F. Fisher, Executive Vice President and Chief Financial Officer

ITEM 9B.                    OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2005 Annual Meeting of Shareholders, which we expect to file with the Commission prior to May 1, 2005.

ITEM 11.                      EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2005 Annual Meeting of Shareholders, which we expect to file with the Commission prior to May 1, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2005 Annual Meeting of Shareholders, which we expect to file with the Commission prior to May 1, 2005.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2005 Annual Meeting of Shareholders, which we expect to file with the Commission prior to May 1, 2005.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2005 Annual Meeting of Shareholders, which we expect to file with the Commission prior to May 1, 2005.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                                  The following documents are filed as part of this Report:

Document

Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements
Balance Sheets as of December 31, 2003 and December 31, 2004
Statements of Operations for the Years Ended December 31, 2002, 2003 and 2004
Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2002, 2003 and 2004
Statements of Shareholders’ Equity for the Years Ended December 31, 2002, 2003 and 2004
Statements of Cash Flows for the Years Ended December 31, 2002, 2003 and 2004
Notes to Consolidated Financial Statements

Index to Exhibits

(b)                                  Exhibits.

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

10.01	Employment Agreement, dated December 30, 2002, between Entercom Communications Corp. and Joseph M. Field. (4)
10.02	Employment Agreement, dated December 30, 2002, between Entercom Communications Corp. and David J. Field. (4)
10.03	Employment Agreement, dated December 31, 2004, between Entercom Communications Corp. and Stephen F. Fisher. (5)
10.04	Employment Agreement, dated December 17, 1998, between Entercom Communications Corp. and John C. Donlevie. (6)
10.05

First Amended and Restated Credit Agreement dated as of August 12, 2004 among Entercom Radio, LLC as the Borrower, Entercom Communications Corp., as the Parent, KeyBank National Association as Administrative Agent and L/C Issuer, Bank of America, N.A. as Syndication Agent, Harris Nesbitt, JPMorgan Chase Bank and Suntrust Bank as Co-Documentation Agents and J.P. Morgan Securities Inc., as Joint Lead Arranger and Joint Book Manager. (7)

21.01	Information Regarding Subsidiaries of Entercom Communications Corp. (8)
23.01	Consent of PricewaterhouseCoopers LLP. (8)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (8)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (8)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (8) (9)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (8)(9)

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

(4)                                  Incorporated by reference to an exhibit (Exhibit 10.01 & 10.02, respectively) of our Form 10-K for the year ended December 31, 2002, as filed on February 28, 2003.

(5)                                  Incorporated by reference to Exhibit 10.01 of our Current Report on Form 8-K, as filed on January 4, 2005.

(6)                                  Incorporated by reference to Exhibit 10.03 of our Amendment to Registration Statement on Form S-1, as filed on January 6, 1999. (File No. 333-61381)

(7)                                  Incorporated by reference to Exhibit 10.01 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed on November 3, 2004.

(8)                                  Filed herewith.

(9)                                  These exhibits are submitted as “accompanying” this Annual Report on Form 10-K and shall not be deemed to be “filed” as part of such Annual Report on Form 10-K.

(c)                                  Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Entercom Communications Corp.:

We have completed an integrated audit of Entercom Communications Corp.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Entercom Communications Corp. and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.  We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

\s\ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 1, 2005

CONSOLIDATED FINANCIAL STATEMENTS OF ENTERCOM COMMUNICATIONS CORP.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2004

(amounts in thousands)

ASSETS

	December 31,
	2003	2004
CURRENT ASSETS:
Cash and cash equivalents	$15,894	$11,844
Accounts receivable, net of allowance for doubtful accounts of $2,403 in 2003 and $2,597 in 2004	79,489	78,341
Prepaid expenses and deposits	4,167	4,664
Prepaid and refundable income taxes	2,959	5,470
Deferred tax assets	2,845	2,881
Investment in deconsolidated subsidiaries	—	2,260
Total current assets	105,354	105,460

INVESTMENTS	12,329	12,291

PROPERTY AND EQUIPMENT:
Land, land easements and land improvements	14,328	14,794
Building	13,541	14,306
Equipment	99,504	102,429
Furniture and fixtures	15,309	14,552
Leasehold improvements	16,235	16,953
	158,917	163,034
Accumulated depreciation and amortization	(61,595)	(69,277)
	97,322	93,757
Capital improvements in progress	2,143	1,248
Net property and equipment	99,465	95,005

RADIO BROADCASTING LICENSES	1,202,284	1,289,040

GOODWILL	144,319	150,982

DEFERRED CHARGES AND OTHER ASSETS
Net of accumulated amortization of $9,843 in 2003 and $9,850 in 2004	13,301	15,183
TOTAL	$1,577,052	$1,667,961

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2004

(amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,
	2003	2004
CURRENT LIABILITIES:
Accounts payable	$1,735	$1,569
Accrued expenses	11,135	10,587
Accrued liabilities:
Salaries	6,869	7,327
Interest	4,099	4,221
Advertiser obligations and other commitments	2,225	1,457
Other	375	440
Non-controlling interest - variable interest entity	—	165
Current portion of long-term debt	65,016	17
Total current liabilities	91,454	25,783

LONG-TERM LIABILITIES:
Senior debt	179,027	333,259
7.625% Senior Subordinated Notes	150,000	150,000
Deferred tax liabilities	117,421	155,918
Other long-term liabilities	7,540	6,928
Total long-term liabilities	453,988	646,105

Total liabilities	545,442	671,888

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock $.01 par value; authorized 25,000,000 shares; none issued	—	—
Class A common stock $.01 par value; voting; authorized 200,000,000 shares; issued and outstanding 43,019,311 in 2003 and 40,364,085 in 2004	430	404
Class B common stock $.01 par value; voting; authorized 75,000,000 shares; issued and outstanding 8,411,905 in 2003 and 8,271,805 in 2004	84	82
Class C common stock $.01 par value; nonvoting; authorized 50,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,035,151	925,883
(Accumulated deficit) retained earnings	(5,854)	69,780
Unearned compensation for unvested shares of restricted stock	(689)	(2,853)
Accumulated other comprehensive income	2,488	2,777

Total shareholders’ equity	1,031,610	996,073

TOTAL	$1,577,052	$1,667,961

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

(amounts in thousands, except share and per share data)

	Years Ended December 31,
	2002	2003	2004

NET REVENUES	$391,289	$401,056	$423,455

OPERATING EXPENSE (INCOME):
Station operating expenses	226,033	232,184	244,674
Depreciation and amortization	15,058	14,687	15,872
Corporate general and administrative expenses	14,124	14,433	15,711
Net time brokerage agreement fees	7,432	1,636	781
Net (gain) loss on sale of assets	(1,166)	(2,118)	1,221
Total operating expenses	261,481	260,822	278,259
OPERATING INCOME	129,808	140,234	145,196

OTHER EXPENSE (INCOME):
Interest expense, including amortization of deferred financing costs of $1,212 in 2002, $1,053 in 2003 and $1,117 in 2004	25,094	20,515	21,560
Financing cost of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding solely convertible debentures of the Company	7,813	2,020	—
Interest income	(2,094)	(505)	(235)
Loss on extinguishment of debt	—	3,795	1,387
Equity loss from unconsolidated affiliate	3,352	—	—
Net loss (gain) on derivative instruments	2,290	(961)	(1,215)
Loss on investments	—	158	176
TOTAL OTHER EXPENSE	36,455	25,022	21,673

INCOME BEFORE INCOME TAXES AND ACCOUNTING CHANGE	93,353	115,212	123,523
INCOME TAXES	37,529	43,432	47,889
INCOME BEFORE ACCOUNTING CHANGE	55,824	71,780	75,634
Cumulative effect of accounting change, net of taxes of $92,584 in 2002	(138,876)	—	—
NET INCOME (LOSS)	$(83,052)	$71,780	$75,634

NET INCOME (LOSS) PER SHARE - BASIC:
Income before accounting change	$1.14	$1.41	$1.51
Cumulative effect of accounting change, net of taxes	(2.84)	—	—
NET INCOME (LOSS) PER SHARE - BASIC	$(1.70)	$1.41	$1.51

NET INCOME (LOSS) PER SHARE - DILUTED:
Income before accounting change	$1.12	$1.39	$1.50
Cumulative effect of accounting change, net of taxes	(2.79)	—	—
NET INCOME (LOSS) PER SHARE - DILUTED	$(1.67)	$1.39	$1.50

WEIGHTED AVERAGE SHARES:
Basic	48,965,008	50,961,831	50,215,142
Diluted	49,765,669	51,607,735	50,534,276

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

(amounts in thousands)

	Years Ended December 31,
	2002	2003	2004
NET (LOSS) INCOME	$(83,052)	$71,780	$75,634

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX BENEFIT OR PROVISION:
Unrealized (loss) gain on investments, net of tax benefit of $525 in 2002 and tax provision of $1,052 in 2003 and tax provision of $183 in 2004	(787)	1,752	289
Unrealized net gain on hedged derivatives, net of tax provision of $2,058 in 2002 and tax provision of $15 in 2003	3,090	25	—
COMPREHENSIVE INCOME (LOSS)	$(80,749)	$73,557	$75,923

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

(amounts in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Deficit)	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total

	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2001	34,821,553	$348	10,531,805	$105	$751,803	$5,418	$(201)	$(1,592)	$755,881
Net loss	—	—	—	—	—	(83,052)	—	—	(83,052)
Conversion of Class B common stock to Class A common stock	1,220,000	12	(1,220,000)	(12)	—	—	—	—	—
Sale of Class A common stock	4,025,000	40	—	—	196,958	—	—	—	196,998
Compensation expense related to granting of stock options	—	—	—	—	1,050	—	—	—	1,050
Compensation expense related to granting of restricted stock	5,000	—	—	—	184	—	(55)	—	129
Issuance of Class A common stock related to an incentive plan	16,251	—	—	—	659	—	—	—	659
Exercise of stock options	460,114	5	—	—	17,117	—	—	—	17,122
Net unrealized loss on investments	—	—	—	—	—	—	—	(787)	(787)
Net unrealized gain on hedged derivatives	—	—	—	—	—	—	—	3,090	3,090
Costs related to equity offering	—	—	—	—	(585)	—	—	—	(585)
Balance, December 31, 2002	40,547,918	405	9,311,805	93	967,186	(77,634)	(256)	711	890,505
Net income	—	—	—	—	—	71,780	—	—	71,780
Conversion of Class B common stock to Class A common stock	869,900	9	(869,900)	(9)	—	—	—	—	—
Conversion of TIDES to Class A common stock, net of deferred financing costs	1,384,668	14	—	—	59,206	—	—	—	59,220
Compensation expense related to granting of stock options	—	—	—	—	75	—	—	—	75
Compensation expense related to granting of restricted stock	18,148	—	—	—	824	—	(433)	—	391
Issuance of Class A common stock related to an incentive plan	15,271	—	—	—	611	—	—	—	611
Exercise of stock options	183,406	2	—	—	7,249	—	—	—	7,251
Net unrealized gain on investments	—	—	—	—	—	—	—	1,752	1,752
Net unrealized gain on hedged derivatives	—	—	—	—	—	—	—	25	25
Balance, December 31, 2003	43,019,311	430	8,441,905	84	1,035,151	(5,854)	(689)	2,488	1,031,610
Net income	—	—	—	—	—	75,634	—	—	75,634
Conversion of Class B common stock to Class A common stock	170,100	2	(170,100)	(2)	—	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	2	—	—	—	2
Compensation expense related to granting of restricted stock	70,624	1	—	—	2,818	—	(2,164)	—	655
Issuance of Class A common stock related to an incentive plan	18,134	—	—	—	576	—	—	—	576
Exercise of stock options	93,816	1	—	—	3,229	—	—	—	3,230
Treasury stock buybacks	(3,007,900)	(30)	—	—	(115,893)	—	—	—	(115,923)
Net unrealized gain on investments	—	—	—	—	—	—	—	289	289
Balance, December 31, 2004	40,364,085	$404	8,271,805	$82	$925,883	$69,780	$(2,853)	$2,777	$996,073

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

(amounts in thousands)

	Years Ended December 31,
	2002	2003	2004

OPERATING ACTIVITIES:
Net (loss) income	$(83,052)	$71,780	$75,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,058	14,687	15,872
Amortization of deferred financing costs	1,212	1,053	1,117
Amortization of station operating expense	—	—	7
Deferred taxes	31,591	42,547	38,703
Tax benefit on exercise of options	5,144	1,098	515
Provision for bad debts	3,808	3,612	3,317
Net (gain) loss on dispositions and exchanges of assets	(1,166)	(2,118)	1,221
Non-cash stock-based compensation expense	1,179	466	657
Equity loss from unconsolidated affiliate	3,352	—	—
Loss on investments	—	158	176
Net loss (gain) on derivative instruments	2,290	(961)	(1,215)
Cumulative effect of accounting changes, net of tax	138,876	—	—
Deferred rent	298	590	426
Loss on extinguishment of debt	—	3,795	1,387
Deferred compensation	—	275	232
Changes in assets and liabilities (net of effects of acquisitions and dispositions in all years and the effect of deconsolidation activities in 2004):
Accounts receivable	(19,505)	(3,087)	(2,248)
Prepaid expenses and deposits	(403)	1,340	(492)
Prepaid and refundable income taxes	39	(2,065)	(2,511)
Accounts payable and accrued liabilities	5,621	(2,804)	(1,316)
Net cash provided by operating activities	104,342	130,366	131,482

INVESTING ACTIVITIES:
Additions to property and equipment	(10,136)	(13,708)	(9,624)
Proceeds from sale of property, equipment, intangibles and other assets	2,049	4,649	1,144
Purchases of radio station assets	(235,229)	(123,442)	(98,803)
Deferred charges and other assets	(1,061)	(286)	(1,237)
Purchases of investments	(520)	(288)	(122)
Proceeds from investments	132	—	456
Station acquisition deposits and costs	(30,534)	27,997	275
Net cash used in investing activities	(275,299)	(105,078)	(107,911)

FINANCING ACTIVITIES:
Proceeds from senior subordinated debt offering	150,000	—	—
Net proceeds from stock offering	196,413	—	—
Deferred financing expenses related to bank facility and senior subordinated debt	(4,643)	—	(4,220)
Proceeds from issuance of long-term debt	45,500	98,500	474,500
Payments of long-term debt	(147,108)	(141,172)	(385,267)
Payments upon redemption of TIDES	—	(66,079)	—
Purchase of the Company's Class A common stock	—	—	(115,923)
Proceeds from issuance of employee plan stock	659	611	576
Proceeds from the exercise of stock options	11,978	6,153	2,715
Net cash provided by (used in) financing activities	252,799	(101,987)	(27,619)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	81,842	(76,699)	(4,048)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,751	92,593	15,894
CASH ADJUSTMENT FOR DECONSOLIDATED SUBSIDIARIES	—	—	(2)
CASH AND CASH EQUIVALENTS, END OF YEAR	$92,593	$15,894	$11,844

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$21,959	$19,860	$20,449
Interest on TIDES	$7,813	$2,020	$—
Income taxes paid	$—	$2,985	$11,630

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES -

In connection with the issuance of certain awards of Restricted Stock for 5,000 shares, 18,148 shares and 70,624 shares of Class A common stock for the years ended December 31, 2002, 2003 and 2004, respectively, the Company increased its additional paid-in-capital by $184, $824 and $2,818 for the years ended December 31, 2002, 2003 and 2004, respectively.

In connection with the exchange of tangible assets, the non-cash portion of assets recorded was $336 and $756 for the years ended December 31, 2003 and 2004, respectively.

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

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      BASIS OF PRESENTATION AND ORGANIZATION

Nature of Business – Entercom Communications Corp. (the “Company”) is a radio broadcasting company operating one reportable business segment whose business is devoted to acquiring, developing and operating radio broadcast properties throughout the United States. The segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance. The Company owns or operates radio stations in the following markets: Boston, Seattle, Denver, Portland, Sacramento, Kansas City, Indianapolis, Milwaukee, New Orleans, Norfolk, Buffalo, Memphis, Providence, Greensboro, Greenville/Spartanburg, Rochester, Madison, Wichita, Wilkes-Barre/Scranton and Gainesville/Ocala.

2.                                      SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All inter-company transactions and balances have been eliminated in consolidation.  The Company also considers the applicability of Financial Accounting Standards Board (“FASB”) Financial Interpretation No. (“FIN”) 46R (as revised), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which would include any variable interest entities that are required to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. A variable interest entity is an entity where the primary beneficiary’s interest in the entity can change with changes in factors other than the amount of investment in the entity. The consolidation requirements of FIN 46R were effective for the Company as of December 31, 2003. From time to time the Company enters into time brokerage agreements in connection with pending acquisitions or dispositions of radio stations and the requirements of FIN 46R may apply, depending on the facts and circumstances related to each transaction (see Note 12 for further discussion of pending dispositions and the applicability of FIN 46R as of December 31, 2004).

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

Income Taxes – The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the liability method of accounting for deferred income taxes.  Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded for a net deferred income tax asset balance when it is more likely than not that the benefits of the tax asset will not be realized.

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

For the years ended December 31, 2002, 2003 and 2004, the depreciation and amortization expense for property and equipment was $12.0 million, $13.1 million and $14.5 million, respectively.

Revenue Recognition – Revenue from the sale of commercial broadcast time to advertisers is recognized when the commercials are broadcast. Revenues presented in the financial statements are reflected on a net basis, after the deduction of advertising agency fees by the advertising agencies, usually at a rate of 15% of gross revenues.  Promotional fees are recognized as services are rendered.  All revenue is recognized in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin, SAB 101, “Revenue Recognition in Financial Statements,” and SAB 104, “Revenue Recognition.” The SEC adopted SAB 104 on December 17, 2003, in order to codify its guidance in applying generally accepted accounting principles to revenue recognition.

Comprehensive Income (Loss) – The Company’s comprehensive income (loss) consists of net income (loss) and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. For each of the years ended December 31, 2003 and 2004, $0.2 million was reclassified as: (1) a loss on investments in the consolidated statement of operations; and (2) a gain on investments in other comprehensive income.  As of December 31, 2003 and 2004, the Company’s other comprehensive income consisted principally of unrecognized gains from investments.

Concentration of Risk – In 2004, four of the Company’s 20 market clusters (Seattle, Boston, Kansas City and Sacramento) generated approximately 46% of the Company’s net revenues.

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

Long-Lived Assets – The Company evaluates the recoverability of its long-lived assets, which include property and equipment, broadcasting licenses, goodwill, deferred charges, and other assets, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” (See Note 3). The determination and measurement of an impairment loss under these accounting standards require the use of significant judgments and estimates. Future events may impact these judgments and estimates.

Debt Issuance Costs – The costs related to the issuance of debt are capitalized and accounted for as interest expense over the lives of the related debt. During the years ended December 31, 2002, 2003 and 2004, the Company recognized interest expense related to amortization of debt issuance costs, excluding the expense for the early extinguishment of debt, of $1.2 million, $1.1 million, and $1.1 million, respectively, which amounts are included in interest expense in the accompanying consolidated statements of operations.

Extinguishment of Debt – In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. The Company adopted SFAS No. 145 during the first quarter of 2003. During the second quarter of 2003, the Company redeemed the remaining Convertible Preferred Securities, Term Income Deferrable Equity Securities and recorded a loss on extinguishment of debt of $3.8 million to the statement of operations for the year ended December 31, 2003 (see Note 10). During the third quarter of 2004, the Company entered into a new senior credit facility that replaced the Company’s existing credit facility and recorded a loss on extinguishment of debt of $1.4 million to the statement of operations for the year ended December 31, 2004 (see Note 8). Under the provisions of SFAS No. 145, the Company did not record these losses as an extraordinary expense.

Corporate General and Administrative Expense – Corporate general and administrative expense consists of corporate overhead costs and non-cash compensation expense. Included in corporate general and administrative expenses are those costs not specifically allocable to any of the Company’s individual business properties.

Time Brokerage Agreement (“TBA”) Fees – TBA fees consists of fees paid or received by a company under agreements which permit an acquirer to program and market stations prior to acquisition. Under certain circumstances, the Company may be subject to the provisions of FIN 46R, which is described further under Note 2. The Company sometimes enters into such agreements prior to the consummation of station acquisitions and dispositions. The net expense incurred from TBA fees was $7.4 million, $1.6 million and $0.8 million for the years ended December 31, 2002, 2003 and 2004, respectively. For the years ended December 31, 2002, 2003 and 2004, amounts reflected in the Company’s income from operations for those radio stations operated under TBA’s (excluding net time brokerage agreement fees), were: (1) net revenues of $13.4 million, $4.9 million and $2.5 million, respectively and (2) station operating expenses of $6.6 million, $2.9 million and $1.9 million, respectively.

Barter Transactions – The Company provides advertising broadcast time in exchange for certain products, supplies, and services. The terms of the exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time on regular terms. The Company includes the value of such exchanges in both broadcasting net revenues and station operating expenses. Barter valuation is based upon management’s estimate of fair value of the products, supplies and services received. For the years ended December 31, 2002, 2003 and 2004, amounts reflected under barter transactions were: (1) barter revenues of $3.9 million, $3.9 million and $4.8 million, respectively and (2) barter expenses of $4.0 million, $4.0 million and $4.5 million, respectively.

Business Combinations – The Company accounts for business combinations under the provisions of SFAS No. 141, “Business Combinations.” SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principle Board (“APB”) Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” The Company has historically used the purchase method to account for all business combinations.

SFAS No. 141 also changed the criteria to recognize intangible assets apart from goodwill.  Other than goodwill, the Company uses a direct value method to determine the fair value of all intangible assets required to be recognized under SFAS No. 141 and to be tested for impairment under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  See Note 2 below, Recent Accounting Pronouncements (EITF Topic D-108), for further discussion.

Operating Leases  – The Company accounts for operating leases under the provisions of SFAS No. 13,  “Accounting for Leases” and FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.”  These provisions require the Company to:  (1) recognize escalated rents, including any rent holidays, on a straight-line basis over the term of the lease for those lease agreements where the Company receives the right to control the use of the entire leased property at the beginning of the lease term; and (2) recognize amortization expense over the shorter of the economic lives of the leasehold assets or the lease term, excluding any lease renewals unless the lease renewals are reasonably assured.

The Company also accounts for leasehold improvements under the provisions of FASB Technical Bulletin No. 88-1,  “Issues Relating to Accounting for Leases,” whereby the Company records landlord incentive payments to the Company as deferred rent that is amortized as reductions to lease rent expense over the lease term.

Cash and Cash Equivalents – Cash and cash equivalents consist primarily of amounts held on deposit with financial institutions, including investments held in financial institutions in immediately available money market accounts and all highly liquid debt instruments of three months or less.

Trade Receivables and Related Allowance for Doubtful Accounts – Trade receivables are primarily comprised of unpaid advertising by advertisers on our radio stations, net of agency commissions and an estimated provision for doubtful accounts. Advertisers are generally invoiced for the advertising after the advertisements are aired. Estimates of the allowance for doubtful accounts are recorded based on management’s judgment of the collectibility of the accounts receivable based on historical information, relative improvements or deteriorations in the age of the accounts receivable and changes in current economic conditions.  The trade receivable balances and reserve for doubtful accounts as of December 31, 2003 and 2004, are presented in the following table:

	December 31,
	2003	2004
	(amounts in thousands)

Accounts receivable	$81,892	$80,938
Allowance for doubtful accounts	(2,403)	(2,597)
Accounts receivable, net of allowance for doubtful accounts	$79,489	$78,341

The following table presents the changes in allowance for doubtful accounts for the years ended December 31, 2002, 2003 and 2004:

	Balance at Beginning Year	Additions Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Year
Allowance for Doubtful Accounts		(amounts in thousands)
December 31, 2002	2,201	3,808	(3,804)	2,205
December 31, 2003	2,205	3,612	(3,414)	2,403
December 31, 2004	2,403	3,317	(3,123)	2,597

Derivative Financial Instruments – The Company accounts for derivative financial instruments under the provisions of SFAS No. 133 “Accounting for Derivative and Hedging Activities,” that was amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 established accounting and reporting standards for (1) derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives and (2) hedging activities (see Note 9).

FCC Licenses and Renewal - Radio stations operate pursuant to renewable broadcasting licenses that are ordinarily granted by the Federal Communications Commission (“FCC”) for maximum terms of eight years. The FCC licenses for the Company’s stations are held by the Company’s subsidiaries. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public, on a variety of grounds. The FCC is required to renew a broadcast station license if the FCC finds that the station has served the public interest, convenience and necessity; there have been no serious violations by the licensee of the Communications Act or the FCC’s rules and regulations; and there have been no other violations by the licensee of the Communications Act or the FCC’s rules and regulations that, taken together, constitute a pattern of abuse. Historically, FCC licenses have generally been renewed, although the Company cannot be assured that all of its licenses will be renewed. The non-renewal, or renewal with substantial conditions or modifications, of one or more of the Company’s FCC radio station licenses could have a material adverse effect on the Company’s financial position, results of operations or cash flows (see Note 12, Commitments and Contingencies).

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

	Years Ended December 31,
	2002	2003	2004
	(amount in thousands, except per share data)

Income before accounting change	$55,824	$71,780	$75,634
Cumulative effect of accounting change, net of taxes of $92,584 in 2002	(138,876)	—	—
Net income (loss) - as reported	(83,052)	71,780	75,634
Add: Compensation expense included in net income (loss), net of taxes of $472, $175 and $254 in 2002, 2003 and 2004, respectively	707	291	403
Subtract: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes of $8,764, $9,123 and $8,749in 2002, 2003 and 2004, respectively	13,144	15,206	13,818
Net income (loss) - pro forma	$(95,489)	$56,865	$62,219
Basic net income (loss) per share - as reported	$(1.70)	$1.41	$1.51
Basic net income (loss) per share - pro forma	$(1.95)	$1.12	$1.24
Diluted net income (loss) per share - as reported	$(1.67)	$1.39	$1.50
Diluted net income (loss) per share - pro forma	$(1.92)	$1.10	$1.23

See Note 16 for key assumptions used to calculate the pro forma amounts reflected in the above table.

Effective July 1, 2005 the Company expects to adopt the provisions of SFAS No. 123R, “Share-Based Payment,” which is described under Recent Accounting Pronouncements (see Note 2, below). Management anticipates that when the new standard is adopted, the standard will impact the Company’s financial position and results of operations.

Investments – For those investments where the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method of accounting in accordance with APB Opinion No 18, “The Equity Method of Accounting for Investments in Common Stock.” For those investments where the Company does not have a significant influence, the Company accounts for its investments in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Under SFAS No. 115, the investment is classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and depending upon the classification, is carried at fair value based upon quoted market prices or historical cost when quoted market prices are unavailable.

The Company also provides certain quantitative and qualitative disclosures in accordance with Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” for securities accounted for under SFAS No. 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized.  Please see Note 5 for a further discussion of investments.

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

Recent Accounting Pronouncements –

At the September 2004 meeting of the EITF, the SEC staff announced guidance on the use of the residual method to value acquired intangible assets other than goodwill in a business combination (EITF Topic D-108). The SEC concluded that the residual method does not comply with the requirements of SFAS No. 141, “Business Combinations.”  Instead, a direct value method should be used to determine the fair value of all intangible assets required to be recognized under SFAS No. 141. Similarly, impairment testing of intangible assets should not rely on a residual method and instead, should comply with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption of the guidance did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, as revised, “Share-Based Payment.”  SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  The scope of SFAS 123R includes a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans.  SFAS No. 123R requires companies to recognize in their financial statements the compensation expense relating to share-based payment transactions that would include all stock options that have future vesting provisions, as modified, or as newly granted beginning on the grant date of such options.  Prior to the effective date of this revision, SFAS No. 123 permitted entities the option of applying the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income (loss) would have been had the company used the preferable fair-value-based method. The Company will be required to implement SFAS 123R for the interim reporting period beginning July 1, 2005.  If SFAS 123R had been adopted for the years ended December 31, 2002, 2003 and 2004, net income (loss) would have been negatively impacted by $12.4 million ($0.25 per basic and fully diluted share),  $14.9 million ($0.29 per basic share and fully diluted share), and $13.4 million ($0.27 per basic and fully diluted share), respectively.  See Note 2 in the accompanying notes to the consolidated financial statements for a discussion of the Company’s current treatment of stock-based compensation.

Reclassifications – Certain reclassifications have been made to the prior years’ financial statements to conform to the presentation in the current year.

3.                                      INTANGIBLE ASSETS AND GOODWILL

(A) Indefinite-Lived Intangibles

Under the provisions of SFAS No. 142, goodwill and certain intangible assets are not amortized. Instead, these assets are reviewed at least annually for impairment and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company has determined that broadcasting licenses were deemed to have indefinite useful lives.

Other than goodwill, the Company uses a direct value method to determine the fair value of all intangible assets required: (1) to be recognized under SFAS No. 141 and (2) to be tested for impairment under the provisions of SFAS No. 142. See Note 2, Recent Accounting Pronouncements (EITF Topic D-108), for further discussion.

Broadcasting Licenses

SFAS No. 142 requires the Company to test broadcasting licenses on an annual basis and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of broadcasting licenses below the amount reflected in the balance sheet. The annual test, which is performed by the Company in the first quarter of each year, requires that the Company determine: (1) the reporting unit; and (2) compare the carrying amount of the broadcasting licenses reflected on the balance sheet in each reporting unit to the fair value of the reporting unit’s broadcasting licenses. For each of the years ended December 31, 2002, 2003 and 2004, the Company determined the reporting unit as a radio market and compared the carrying amount of the broadcasting licenses in each market to the fair value of the market’s broadcasting licenses.

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

For the Year Ended December 31, 2003

The Company completed the non-amortizing intangible asset impairment test for broadcasting licenses and determined that the fair value of the broadcasting licenses was equal to or greater than the amount reflected in the balance sheet for each of the markets tested and accordingly, no impairment charge was recorded for the year ended December 31, 2003.

For the Year Ended December 31, 2004

The Company completed the non-amortizing intangible asset impairment test for broadcasting licenses and determined that the fair value of the broadcasting licenses was equal to or greater than the amount reflected in the balance sheet for each of the markets tested. Based upon the results of the asset impairment test, no impairment charge was recorded for the year ended December 31, 2004. If actual market conditions are less favorable than those projected by the industry or the Company, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s broadcasting licenses below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods. The amount of unamortized broadcasting licenses reflected in the balance sheet as of December 31, 2004 was $1.3 billion.

The following table presents, in thousands, the changes in broadcasting licenses for each of the years ended 2003 and 2004:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(amounts in thousands)

Balance at December 31, 2002	$1,196,760	$95,532	$1,101,228
Acquisitions during 2003	102,988	—	102,988
Dispositions during 2003	(2,271)	(339)	(1,932)
Balance at December 31, 2003	1,297,477	95,193	1,202,284
Acquisitions during 2004	87,548	—	87,548
Dispositions during 2004	(260)	—	(260)
Broadcasting licenses included in deconsolidated subsidiaries	(593)	(61)	(532)
Balance at December 31, 2004	$1,384,172	$95,132	$1,289,040

Goodwill

SFAS No. 142 requires the Company to test goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of goodwill below the amount reflected in the balance sheet.  The Company performs its annual impairment test during the second quarter of each year by (1) determining the reporting unit and (2) comparing the fair value for each reporting unit with the amount reflected on the balance sheet. If the fair value for any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to the amount reflected in the balance sheet. For each of the years ended December 31, 2002, 2003 and 2004, the Company determined the reporting unit as a radio market and compared the fair value of each market to the amount reflected in the balance sheet for each market.

To determine the fair value, the Company uses an income or market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.

For the Years Ended December 31, 2002 and 2003

The Company completed the transitional assessment of goodwill and determined that the carrying amount of goodwill reflected on the balance sheet for each of the Company’s markets did not exceed the fair value and accordingly, the Company did not record a goodwill impairment charge in 2002 and in 2003.

For the Year Ended December 31, 2004

The Company performed its annual impairment test and determined that the carrying amount of goodwill reflected on the balance sheet for each of the Company’s markets did not exceed the fair value and accordingly, no impairment charge was recorded for the year ended December 31, 2004. If actual market conditions are less favorable than those projected by the industry or the Company, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods. The amount of goodwill reflected in the balance sheet as of December 31, 2004 was $151.0 million.

The following table presents, in thousands, the changes in goodwill for each of the years ended 2003 and 2004:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(amounts in thousands)

Balance at December 31, 2002	$130,588	$624	$129,964
Acquisitions during 2003	14,355	—	14,355
Balance at December 31, 2003	144,943	624	144,319
Acquisitions during 2004	6,663	—	6,663
Balance at December 31, 2004	$151,606	$624	$150,982

(B) Definite-Lived Intangibles

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, and acquired advertising contracts that are amortized in accordance with SFAS No. 142. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the years ended December 31, 2002, 2003 and 2004, the Company reviewed the useful lives of these assets and did not record any impairment expense related to the carrying amount of the assets. The amount of the amortization expense for definite-lived intangible assets was $1.8 million, $0.4 million and $0.7 million for the years ended December 31, 2002, 2003 and 2004, respectively.

As of December 31, 2003 and 2004, the Company reflected $0.6 million and $1.0 million, respectively, in unamortized definite-lived assets, which amounts are as follows and are included in deferred charges and other assets on the balance sheet.  For a listing of the assets comprising deferred charges and other assets, refer to Note 6.

	December 31, 2003
	Gross Carrying Amount	Accumulated Amortization
	(amounts in thousands)

Advertiser lists and customer relationships	$460	$136
Acquired advertising contracts	2,363	2,112
Total	$2,823	$2,248

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization
	(amounts in thousands)

Advertiser lists and customer relationships	$532	$299
Acquired advertising contracts	2,652	2,645
Deferred contracts and other agreements	763	48
Total	$3,947	$2,992

The following table presents the Company’s estimate of amortization expense for definite-lived assets for each of the five succeeding years ended December 31:

Definite- Lived Assets
(amounts in thousands)
Years ending December 31,
2005	$415
2006	228
2007	144
2008	84
2009	44
Thereafter	40
Total	$955

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

Acquisitions, Divestiture and Other Events For the Year Ended December 31, 2002

Greensboro, North Carolina

On February 8, 2002, the Company acquired from WCCB-TV, Inc., a subsidiary of Bahakel Communications, Ltd., the assets of WOZN-FM (formerly WKSI-FM) and WPET-AM, serving the Greensboro, North Carolina radio market for a purchase price of $20.8 million in cash, of which $1.0 million was paid as a deposit on November 29, 2001 and the balance was financed from borrowings under the Company’s reducing revolving credit facility. On December 5, 2001, the Company began operating these stations under a time brokerage agreement (“TBA”). The net revenues, station operating expenses and TBA fees associated with operating these stations under a TBA were included in the consolidated financial statements for the year ended December 31, 2002. The closing of this transaction increased the Company’s ownership to six radio stations in the Greensboro, North Carolina radio market. The amount the Company recorded for goodwill of $6.8 million is fully deductible for income tax purposes. The Company believes that the addition of these stations and the stations’ position in the market, to the four stations the Company currently operates in this market, has allowed the Company to compete more effectively by increasing the Company’s share of market revenues.

For this acquisition, the aggregate purchase price, including transaction costs of $0.1 million, was allocated as follows:

Assets Description	Amount	Asset Lives
	(in thousands)
Equipment	$297	5 to 15 years
Furniture and equipment	30	5 years
Total tangible assets	327

Advertiser lists and customer relationships	21	3 years
Acquired advertising contracts	53	less than 1 year
Broadcasting licenses	13,600	non-amortizing
Goodwill	6,804	non-amortizing
Total intangible assets	20,478

Total purchase price	$20,805

Denver, Colorado

On May 1, 2002, the Company acquired the assets of KALC-FM serving the Denver, Colorado radio market from Emmis Communications Corporation (“Emmis”) for $88.0 million in cash, of which $8.8 million was paid as a deposit on February 15, 2002 and the balance was paid from cash on hand. The amount the Company recorded for goodwill of $45.5 million is fully deductible for income tax purposes. On March 16, 2002, the Company began operating this station under a TBA. The net revenues, station operating expenses and TBA fees associated with operating this station under a TBA were included in the consolidated financial statements for the year ended December 31, 2002. The Company believes that the addition of KALC-FM and its position in the market, to the three other stations the Company operates in the Denver market (see the transaction with Tribune described below in this Note 4), has allowed the Company to compete more effectively by increasing the Company’s share of market revenues.

For this acquisition, the aggregate purchase price, including transaction costs of $0.2 million, was allocated as follows:

Assets Description	Amount	Asset Lives
	(in thousands)
Equipment	$945	5 to 15 years
Furniture and equipment	163	5 years
Total tangible assets	1,108

Advertiser lists and customer relationships	72	3 years
Acquired advertising contracts	548	less than 1 year
Broadcasting licenses	41,000	non-amortizing
Goodwill	45,475	non-amortizing
Total intangible assets	87,095

Total purchase price	$88,203

On July 24, 2002, the Company acquired the assets of KOSI-FM and KEZW-AM serving the Denver, Colorado radio market from Tribune Denver Radio, Inc. and Tribune Broadcasting Company (“Tribune”) for $125.0 million in cash. The source of the funds used to complete the transaction was as follows: (1) $110.5 million was paid from cash on hand; (2) $12.5 million of the purchase price was applied against an $18.0 million deposit made on January 2, 2002 to Tribune; and (3) $2.0 million was used from the proceeds of the sale of KQAM-FM (see Note 4 below).  The Option Agreement with Tribune, dated December 24, 2001, provided for the purchase of the assets of KOSI-FM, KEZW-AM and KQMT-FM (formerly KKHK-FM) serving the Denver, Colorado radio market, for a purchase price of $180.0 million in cash. On May 8, 2002, the Option Agreement was amended to facilitate the closing of KOSI-FM and KEZW-AM for $125.0 million. The amount the Company recorded for goodwill of $71.9 million is fully deductible for income tax purposes. A TBA commenced on February 1, 2002 for all three stations.  The net revenues, station operating expenses and TBA fees associated with operating these stations under a TBA, were included in the consolidated financial statements for the years ended December 31, 2002 and 2003. The Company believes that the addition of KOSI-FM and KEZW-AM and their position in the market, to the acquisition of KALC-FM (see the transaction with Emmis described in this Note 4 above) and the subsequent acquisition of KQMT-FM (see this Note 4 below), has allowed the Company to compete more effectively by increasing the Company’s share of market revenues.

For this acquisition, the aggregate purchase price, including transaction costs of $0.9 million, was allocated as follows:

Assets Description	Amount	Asset Lives
	(in thousands)
Land and land improvements	$1,096	non-depreciating to 10 years
Building	25	20 years
Equipment	1,215	5 to 15 years
Furniture and equipment	111	5 years
Total tangible assets	2,447

Advertiser lists and customer relationships	157	3 years
Acquired advertising contracts	1,173	less than 1 year
Leasehold premium	271	14 years
Broadcasting licenses	50,000	non-amortizing
Goodwill	71,872	non-amortizing
Total intangible assets	123,473

Total purchase price	$125,920

Wichita, Kansas

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

The Company’s agreement with The Baseball Club of Seattle, L.P. for the rights to broadcast the Seattle Mariners Baseball Club on the Company’s Seattle radio station was not renewed upon expiration of the agreement on October 31, 2002.

Acquisitions for the Year Ended December 31, 2003

Longview, Washington

On March 5, 2003, the Company completed a transaction with Washington Interstate Broadcasting Co., Inc. (“Interstate”) to exchange certain assets primarily consisting of the broadcast licenses used in the operation of radio stations serving the Longview, Washington radio market.  Interstate provided KUKN-FM’s license to the Company in exchange for KLYK-FM’s license and $0.5 million in cash.  Each party to the transaction retained its own call letters, programming format and studio and office property and equipment.  The transaction was accounted for as a monetary transaction due to the significance of cash included in the exchange.  The assets received were recorded at fair value and the Company recognized a loss of $0.2 million on the assets relinquished. The completion of this transaction facilitated the improvement by the Company in the signal strength and coverage area for a Company owned FM radio station located in a nearby market. Please refer to Note 12 for a discussion of the pending sale of the Longview stations.

For this transaction, the aggregate purchase price, including transaction costs of $0.1 million, was allocated as follows:

Assets Description	Amount	Asset Lives
	(in thousands)
Equipment	$19	5 to 15 years
Total tangible assets	19

Broadcasting licenses	849	non-amortizing
Total intangible assets	849

Total purchase price	$868

Denver, Colorado

On March 21, 2003, the Company acquired from Tribune Denver Radio, Inc. and Tribune Broadcasting Company (“Tribune”) the assets of KQMT-FM (formerly KKHK-FM) serving the Denver, Colorado radio market for a purchase price of $55.0 million in cash.  The source of the funds used to complete this transaction was as follows: (1) $49.5 million was paid from cash on hand and (2) $5.5 million of the purchase price was applied against an $18.0 million deposit made on January 2, 2002.  The Company recorded $9.2 million of goodwill, which amount is fully deductible for income tax purposes. On February 1, 2002, the Company had commenced operation of this station under a TBA. The net revenues, station operating expenses and TBA fees associated with operating this station under a TBA were included in the consolidated financial statements for the years ended December 31, 2002 and 2003. The Company believes that the addition of KQMT-FM and its position in the market, to the acquisition of previously acquired Denver radio stations, has allowed the Company to compete more effectively by increasing the Company’s share of market revenues. With this acquisition, the Company completed the December 24, 2001 Option Agreement with Tribune to acquire the assets of KOSI-FM, KQMT-FM and KEZW-AM serving the Denver, Colorado radio market for an aggregate purchase price of $180.0 million in cash (see Note 4 above). Including this acquisition, the Company owns four radio stations serving the Denver, Colorado radio market.

For this acquisition, the aggregate purchase price, including transaction costs of $0.1 million, was allocated as follows:

Assets Description	Amount	Asset Lives
	(in thousands)
Land	$58	non-depreciating
Building	11	20 years
Equipment	506	5 to 15 years
Furniture and fixtures	3	5 years
Total tangible assets	578

Advertiser lists and customer relationships	58	3 years
Acquired advertising contracts	345	less than 1 year
Broadcasting licenses	45,000	non-amortizing
Goodwill	9,167	non-amortizing
Total intangible assets	54,570

Total purchase price	$55,148

Sacramento, California

On May 19, 2003, the Company acquired from Royce International Broadcasting Corporation (“Royce”) the assets of radio station KWOD-FM, Sacramento, California, for a purchase price of $21.2 million in cash (see Note 12). The Company recorded $4.4 million of goodwill, which amount is fully deductible for income tax purposes. The fair values assigned to the assets acquired did not include a value for advertiser lists and customer relationships or acquired advertising contracts as no advertising contracts were transferred and no salespeople were hired in connection with the court-ordered sale. The Company believes that the addition of KWOD-FM and its position in the market, to the five stations the Company currently operates in this market, has allowed the Company to compete more effectively by increasing the Company’s share of market revenues.

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

Assets Description	Amount	Asset Lives
	(in thousands)
Equipment	$241	10 years
Total tangible assets	241

Broadcasting licenses	18,896	non-amortizing
Goodwill	4,354	non-amortizing
Total intangible assets	23,250

Total purchase price	$23,491

Portland, Oregon

On December 18, 2003, the Company acquired from Fisher Communications, Inc. (“Fisher”) the assets of KWJJ-FM and KOTK-AM, serving the Portland, Oregon radio market, for a purchase price of $44.0 million in cash of which $43.0 million was paid to Fisher and $1.0 million was placed in an escrow account for the reasons described below.  The source of the funds used to complete this transaction was primarily as follows: (1) $33.0 million was paid from cash on hand; (2) $5.1 million was paid from funds borrowed under the Company’s senior bank facility; (3) $4.7 million was paid from cash available from the sale of KKSN-AM and a parcel of land (see transactions described below); and (4) $1.0 million was applied against a $2.2 million May 29, 2003 deposit (the balance of the deposit was returned to the Company). The Company recorded $0.8 million of goodwill, which amount is fully deductible for income tax purposes. On June 1, 2003, the Company began operating these stations under a TBA. The net revenues, station operating expenses and TBA fees associated with operating these stations under a TBA were included in the consolidated financial statements for the year ended December 31, 2003. The Company believes that the addition of KWJJ-FM and KOTK-AM and the stations’ position in the market, to the six stations the Company currently operates in this market, has allowed the Company to compete more effectively by increasing the Company’s share of market revenues. With this acquisition and the sale of KKSN-AM, the Company owns eight radio stations serving the Portland, Oregon radio market.

In connection with the Fisher acquisition, the Company acquired land at the KOTK-AM transmitter site that was contaminated with low levels of pesticides residue in the soil and trace amounts of residue in the shallow ground water. The Company engaged a consultant who performed tests on the property and determined that the estimated cost to remediate was $1.4 million on a discounted basis using certain assumptions and methods. Fisher agreed to the placement of $1.0 million of the purchase price in an escrow account and agreed to perform the remediation if required by the state. In January 2005, the Company received confirmation of the state’s notice to Fisher that remediation was not required at this site. As a result of the state’s notice to Fisher, the Company shortly thereafter: (1) authorized the release of $1.0 million in escrow that was recorded on the Company’s balance sheet as station deposits under deferred charges and other assets; and (2) reduced by $1.0 million, accrued expenses recorded under current liabilities in the balance sheet for the remaining amount due to Fisher (see Note 18, Subsequent Events).

For this acquisition, the aggregate purchase price, including transaction costs of $0.2 million, was allocated as follows:

Assets Description	Amount	Asset Lives
	(in thousands)
Land and land improvements	$2,874	non-depreciating to 10 years
Building	45	20 years
Leasehold improvements	15	less than 1 year
Equipment	1,600	3 to 15 years
Furniture and equipment	229	5 years
Total tangible assets	4,763

Advertiser list and customer relationships	152	3 years
Acquired advertising contracts	244	less than 1 year
Broadcasting licenses	38,244	non-amortizing
Goodwill	834	non-amortizing
Total intangible assets	39,474

Total purchase price	$44,237

Dispositions for the Year Ended December 31, 2003

Portland, Oregon

On November 17, 2003, the Company sold the assets of KKSN-AM, serving the Portland, Oregon radio market, to Bustos Media Holdings of Oregon, LLC for $2.8 million in cash, resulting in a gain of $0.4 million. Based upon the radio multiple ownership rules adopted by the FCC on June 2, 2003, the Company determined that one of the Company’s stations that the Company selected, KKSN-AM serving the Portland, Oregon radio market, had to be divested before the FCC would permit the Company to consummate the acquisition of KWJJ-FM and KOTK-AM (see Note 4 above).

Parcel of Land

On December 4, 2003, the Company sold for $1.9 million in cash a parcel of land located at one of the Company’s transmitter sites. The land was not required in order to maintain the existing transmitter site facilities. The Company recognized a gain of $1.8 million in connection with this disposal.

Acquisitions for the Year Ended December 31, 2004

Buffalo, New York

On May 5, 2004, the Company acquired from Adelphia Communications Corporation under a Federal Bankruptcy Court ordered sale, the assets of WNSA-FM (in May 2004, the call letters were changed to WLKK-FM), serving the Buffalo radio market. The purchase price was $10.5 million in cash, of which $0.9 million was paid as a deposit on March 5, 2004. The source of the funds used to complete this transaction was as follows: (1) $5.6 million was paid from cash on hand; (2) $4.0 million was paid from funds borrowed under the Company’s senior bank facility; and (3) $0.9 million was paid from the March 5, 2004 deposit. The Company recorded $0.1 million of goodwill, which amount is fully deductible for income tax purposes. The fair values assigned to the assets acquired did not include a value for advertiser lists, customer relationships or acquired advertising contracts as no advertising contracts were transferred, no employees were hired and the Company changed the format of the station. With this acquisition, the Company owns seven radio stations serving the Buffalo, New York radio market.

For this acquisition, the aggregate purchase price, including transaction costs of under $0.1 million, was allocated as follows:

Assets Description	Amount	Asset Lives
	(in thousands)

Land	$53	non-depreciating
Land improvements	14	15 years
Building	139	20 years
Equipment	1,045	5 to 15 years
Furniture and fixtures	7	5 years
Total tangible assets	1,258

Broadcast rights	30	3 years
Broadcasting licenses	9,147	non-amortizing
Goodwill	149	non-amortizing
Total intangible assets	9,326

Total purchase price	$10,584

Providence, Rhode Island

On June 15, 2004, the Company acquired from FNX Broadcasting of Rhode Island LLC, the assets of WWRX-FM (in April 2004, the call letters were changed to WEEI-FM), serving the Providence, Rhode Island radio market, for a purchase price of $14.6 million in cash, of which $1.0 million was paid as a deposit on March 22, 2004.  The source of the funds used to complete this transaction was as follows: (1) $13.6 million was paid from funds borrowed under the Company’s senior bank facility; and (2) $1.0 million was paid from the March 22, 2004 deposit. The Company recorded $0.2 million of goodwill, which amount is fully deductible for income tax purposes. On April 16, 2004, the Company commenced operations of this station under a TBA and began simulcasting most of the programming of one of the Company’s radio stations in Boston, WEEI-AM.  The net revenues, station operating expenses and TBA fees associated with operating this station under a TBA were included in the consolidated financial statements for the year ended December 31, 2004. The Company, which does not currently own or operate any other radio station in the Providence market, expects that the proximity of this market to the stations that the Company currently operates in the Boston radio market, will allow for certain synergies in programming, sales and administration.

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

Indianapolis, Indiana

On September 3, 2004, the Company acquired from Mystar Communications Corporation (“Mystar”) the assets of WTPI-FM, WXNT-AM and WZPL-FM, serving the Indianapolis, Indiana radio market, for $73.5 million in cash, of which $5.0 million was paid as a deposit on April 22, 2004.  The Company did not own, prior to this purchase, any other radio stations in this market.  The source of the funds used to complete this transaction was as follows: (1) $68.5 million was paid from funds borrowed under the Company’s senior bank facility and (2) $5.0 million was paid from the April 22, 2004 deposit. The Company recorded $6.3 million of goodwill, which amount is fully deductible for income tax purposes. The Company had commenced operation of these stations under a TBA on June 1, 2004. The net revenues, station operating expenses and TBA fees associated with operating these stations were included in the consolidated financial statements for the year ended December 31, 2004. The Company believes that the entry by the Company into this new market provides: (a) an opportunity to increase the market share of the Indianapolis radio stations; (b) an improvement in the Company’s geographical diversity; and (c) an improvement in the Company’s ability to compete more effectively on a national basis.

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

Other

Kansas City, Kansas

On December 21, 2004, the Company completed the purchase of a building in the amount of $3.1 million. The building will be used for the purpose of consolidating the studio facilities in one of the Company’s radio markets.  Management expects that a significant amount of the Company’s 2005 capital expenditures will be related to this site due to the purchase of new equipment and the associated building construction modifications necessary to accommodate the new studios.

Unaudited Pro Forma Summary

The following unaudited pro forma summary presents the consolidated results of operations as if any acquisitions which occurred during the period of January 1, 2003 through December 31, 2004, had all occurred as of January 1, 2003, after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions occurred as of January 1, 2003. These unaudited pro forma results, which do not reflect: (1) dispositions of radio stations and (2) acquisitions and dispositions of certain contracts or joint sales agreements, have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Years Ended December 31,
	2003	2004

	Pro Forma	Pro Forma
	(amounts in thousands, except per share data)
Net revenues	$414,224	$427,455
Net income	$65,986	$74,060
Net income per share - basic	$1.29	$1.47
Net income per share - diluted	$1.28	$1.47

5.                                      INVESTMENTS

The Company’s investment strategy is to seek long-term strategic investments to enhance its core business. Under certain circumstances, the Company could be limited in the amount of future investments under its existing senior debt (see Note 8).

The following table summarizes the activities of the Company’s investments for the years ended December 31, 2002, 2003 and 2004:

	Investments
	Equity Partnership	Other	Total
	(amounts in thousands)

Balance as of December 31, 2001	$2,913	$10,758	$13,671
Additional investment	439	81	520
Fair value or cost adjustments	—	(1,311)	(1,311)
Distributions	—	(132)	(132)
Equity loss from unconsolidated affiliate	(3,352)	—	(3,352)
Balance as of December 31, 2002	—	9,396	9,396
Additional investment	—	288	288
Fair value or cost adjustments	—	2,645	2,645
Balance as of December 31, 2003	—	12,329	12,329
Additional investment	—	122	122
Recovery of investment		(456)	(456)
Fair value or cost adjustments	—	296	296
Balance as of December 31, 2004	$—	$12,291	$12,291

Investments Carried Under the Equity Method

The investment in the equity partnership noted in the table above, is accounted for under the equity method of accounting in accordance with APB Opinion No. 18 and is reported in the statement of operations as equity income or loss from unconsolidated affiliate.

Investments Carried at Fair Value or Cost

The other investments noted in the table above, are comprised primarily of equity securities that are classified as available-for-sale and are carried at fair value based upon quoted market prices or historical cost when quoted market prices are unavailable. The net unrealized gain (net of tax provision), or loss (net of tax benefit) on these investments, is reported in the statements of comprehensive income (loss) and as a separate component of shareholders’ equity.  Any net realized gain or loss is reported in the statements of operations. When the Company has determined that the value of the investment is other than temporarily impaired, the Company recognizes, through the statement of operations, a loss on investments.

For the Year Ended December 31, 2002

The Company recorded its equity interest in operating losses to the statement of operations as an equity loss from unconsolidated affiliate of $3.4 million. This loss resulted from the Company’s 32% equity interest in an Internet partnership that was dissolved in 2002. Included in the $3.4 million equity loss from unconsolidated affiliate, was the write off of the remaining investment of $1.1 million and the Company’s pro rata share of the costs of $0.4 million associated with closing the business.

The Company did not record any realized loss to the statement of operations as loss on investments.

The Company recorded a $0.8 million unrealized loss (net of an income tax benefit of $0.5 million) to the statement of comprehensive income (loss).

For the Year Ended December 31, 2003

The Company did not have any investments carried under the equity method as of December 31, 2003 and did not reflect any equity income or loss from unconsolidated affiliate for the year ended December 31, 2003.

The Company recorded a realized loss of $0.2 million in the statements of operations under loss on investments, of which $0.2 million was included as an unrealized gain in the statements of comprehensive income (loss) related to this realized loss. The Company recorded an unrealized $1.8 million gain (net of an income tax provision of $1.0 million) in the statements of comprehensive income (loss).

For the Year Ended December 31, 2004

The Company did not have any investments carried under the equity method as of December 31, 2004 and did not reflect any equity income or loss from unconsolidated affiliate for the year ended December 31, 2004.

The Company recorded a realized loss of $0.2 million in the statements of operations under loss on investments, of which $0.2 million was reflected as an unrealized gain in the statements of comprehensive income (loss) related to this realized loss. The Company recorded an unrealized $0.3 million gain (net of an income tax provision of $0.2 million) in the statements of comprehensive income (loss).  For those investments carried at cost, the fair value was not estimated as no events or circumstances arose that would indicate a change in the fair value of the investment.

Unrealized Gains and Losses as of December 31, 2004

The following chart reflects the aggregate related fair value of investments as of December 31, 2004 with unrealized gains and/or losses that were segregated by the time period over which the investments were in an unrealized gains and/or losses position, including those cost method investments not evaluated for impairment:

	December 31, 2004
	(amounts in thousands)
		Aggregate Fair Value of Investments With Unrealized Gains and/or Losses
	Total Aggregate Fair Value of Investments
		Unrealized Losses		Unrealized Gains
		Less Than 1 Year	1 year or Greater	Less Than 1 Year	1 year or Greater

Investments carried at fair value:	$10,876	$—	$—	$472	$4,030
Investments at cost where fair value was not estimated	1,415	—	—	—	—
Investments reflected under the equity method:	—	—	—	—	—
	$12,291	$—	$—	$472	$4,030

6.                                      DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets, including definite-lived intangible assets, consist of the following:

	December 31,
	2003	2004	Period of Amortization
	(amounts in thousands)
Debt issuance costs less accumulated amortization of $3,006 in 2003 and $2,185 in 2004	$5,964	$7,680	Term of Debt
Advertiser lists and customer relationships less accumulated amortization of $136 in 2003 and $299 in 2004	324	233	3 years
Acquired advertising contracts less accumulated amortization of $2112 in 2003 and $2,645 in 2004	251	7	Less than one year
Software costs less accumulated amortization of $3,749 in 2003 and $4,081 in 2004	844	1,004	3 years
Deferred contracts and other agreements less accumulated amortization of $48 in 2004	—	715	Term of contracts
Leasehold premium less accumulated amortization of $552 in 2003 and $599 in 2004	807	708	Term of Lease
Station deposits and acquisition costs	5,111	4,836	not applicable
	$13,301	$15,183

The amount of the amortization expense for deferred charges and other assets, including amortization expense of definite-lived intangible assets as discussed in Note 4, were $3.1 million, $1.6 million and $2.5 million for the years ended December 31, 2002, 2003 and 2004, respectively. Amortization expense includes the amortization of computer software costs with an amortization period of three years. The amortization of software costs was $1.1 million, $1.0 million and $0.6 million for the years ended December 31, 2002, 2003 and 2004, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented.

The following table presents the Company’s estimate of amortization expense in thousands for each of the five succeeding years ended December 31, for deferred charges and other assets:

Years ending December 31,
2005	$2,368
2006	1,926
2007	1,684
2008	1,470
2009	1,033
Thereafter	1,863
Total	$10,344

7.                                      INCOME TAXES

Expected Income Tax Rate

Income tax expense computed using the United States federal statutory rates is reconciled to the reported income tax provisions as follows:

	Years Ended December 31,
	2002	2003	2004
	(amounts in thousands)

Federal statutory income tax rate	35%	35%	35%

Computed tax expense at federal statutory rates on income before income taxes	$32,674	$40,324	$43,233
State income taxes, net of federal benefit	4,668	2,880	4,281
Nondeductible expenses and other	187	228	375
Income tax provision	37,529	43,432	47,889
Tax benefit on accounting change	(92,584)	—	—
Income tax provision (benefit)	$(55,055)	$43,432	$47,889

Effective Tax Rate

The Company’s effective tax rates for the years ended December 31, 2002, 2003 and 2004, exclusive of the effect of permanent differences between income subject to income tax for book and tax purposes, were 40%, 37.5% and 38.5%, respectively.  The Company’s effective tax rate is higher than the federal statutory rate as a result of the inclusion of state taxes in the income tax amount.

Income Tax Expense

Income tax expense, is summarized as follows:

	Years Ended December 31,
	2002	2003	2004
	(amounts in thousands)
Current:
Federal	$4,795	$715	8,574
State	1,143	170	612
Total current	5,938	885	9,186

Deferred:
Federal	25,510	38,179	35,003
State	6,081	4,368	3,700
Total deferred	31,591	42,547	38,703
Tax benefit of accounting change	(92,584)	—	—
Total income taxes (benefit)	$(55,055)	$43,432	$47,889

For the year ended December 31, 2002, an income tax benefit from income taxes of $92.6 million was allocated to a cumulative effect of accounting change in the accompanying consolidated statements of operations.  In addition, the current tax expense did not reflect the tax benefit from the exercise of stock options in the amount of $5.2 million that was not reflected in the statement of operations.

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

	December 31,
	2003	2004
	(amounts in thousands)
Current deferred tax assets:
Employee benefits	$1,903	$1,836
Provision for doubtful accounts	930	1,005
Other	12	40
Total net current deferred tax assets	2,845	2,881

Non-current deferred tax assets (liabilities):
Property and equipment and intangibles	(120,997)	(159,288)
Investments - impairments	3,024	3,093
Investments - unrealized gains	(1,559)	(1,742)
Option exercises and restricted stock	583	797
Derivative financial instruments	1,282	798
Lease rental obligations	674	839
Other	222	235
Total gross non-current deferred tax liabilities	(116,771)	(155,268)
Valuation allowance	(650)	(650)
Total net non-current deferred tax liabilities	(117,421)	(155,918)
Net non-current deferred tax liabilities	$(114,576)	$(153,037)

As required under the provisions of SFAS No. 109 (see Note 2), the Company establishes a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In assessing a valuation allowance for deferred tax assets, the Company estimates future taxable income and provides a valuation allowance when it is more likely than not to be recovered. Future taxable income could be materially different than amounts estimated, in which case the valuation allowance would be adjusted.

As of December 31, 2004, the Company had net non-current deferred tax liabilities of $155.9 million, which included a $3.1 million non-current deferred tax asset from investments as a result of cumulative impairments for financial statement purposes of certain investments. The Company recorded a partial valuation allowance of $0.7 million due to the five-year limitation for tax purposes of recognizing a loss on these investments for federal and state income taxes as only investment gains can be used to offset these losses.  As of December 31, 2003 and 2004, the Company recorded a valuation allowance of $0.7 million.

Based upon the years in which taxable temporary differences are anticipated to reverse, at December 31, 2004 management believes it is more likely than not that the Company will realize the benefits of the deductible differences. Accordingly, the Company believes that no additional valuation allowances are required for the current and deferred tax assets as of December 31, 2004.

The following table presents the changes in the deferred tax asset valuation allowance for the years ended December 31, 2002, 2003 and 2004:

Deferred Tax Asset Valuation Allowance	Balance at Beginning Year	Additions Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Year
		(amounts in thousands)
December 31, 2002	650	—	—	650
December 31, 2003	650	—	—	650
December 31, 2004	650	—	—	650

Under the provisions of SFAS No. 123R, “Share-Based Payment” (see Note 2), the Company expects that upon adoption of this standard effective for the Company on July 1, 2005, the Company’s amount of deferred non-current tax assets will substantially increase due to the effect of the recognition of share-based payment timing differences for book and tax purposes.

Federal and State Income Tax Audits

The Company is subject to various federal and state income tax audits from time-to-time. Currently, the Company is under review by the Internal Revenue Service related to the audit of its 2001, 2002 and 2003 federal income tax returns. The Company cannot predict with certainty how this audit will be resolved and whether the Company will be required to make additional tax payments, which may or may not include penalties and interest.  Management believes that the Company has provided sufficient tax provisions for these tax years. There can be no assurance, however, that he ultimate outcome of the IRS audit will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

8.                                      LONG-TERM DEBT

Long-term debt was comprised of the following at December 31, 2003 and 2004:

	December 31,
	2003	2004
	(amounts in thousands)

Bank Revolver, due August 12, 2009 (A)	$243,750	$333,000
Senior Subordinated Notes, due March 1, 2014 (B)	150,000	150,000
Other	293	276
Total	394,043	483,276
Amounts due within one year	(65,016)	(17)
Total long-term debt	$329,027	$483,259

(A) Senior Debt

New Credit Agreement or Bank Revolver

On August 12, 2004, the Company entered into a new bank credit agreement  (the “Bank Revolver”) with a syndicate of banks for a five-year senior secured revolving credit facility of $800.0 million. The Company used the proceeds of $271.0 million from the Bank Revolver to pay all of the outstanding debt under the Company’s senior credit facility (the “Bank Facility”). The Company expects to use the remainder of the Bank Revolver to: (1) provide for working capital; and (2) provide for general corporate purposes, including capital expenditures and any or all of the following: repurchases of Class A Common Stock, dividends and acquisitions. The Bank Revolver, which provides the Company with increased liquidity, is secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly owned subsidiaries. The Bank Revolver requires the Company to comply with certain financial covenants and leverage ratios which are defined terms within the agreement, including: (1) Total Debt to Operating Cash Flow, (2) Operating Cash Flow to Interest Expense, and (3) Operating Cash Flow to Fixed Charges. Upon the occurrence of certain events, the Company’s borrowing costs can increase to a maximum of Eurodollar plus 1.375% or prime plus 0.875%. The interest payable on the Eurodollar rate is payable at the end of the selected duration. The Company also pays a commitment fee that varies depending on certain financial covenants and the amount of the unused commitment, to a maximum of 0.375% per annum, on the average unused balance of the Bank Revolver. As of December 31, 2004, the Company had $333.4 million outstanding, including a $0.4 million Letter of Credit, under the Bank Revolver. Subject to covenant compliance at the time of each borrowing, the amount available under the Bank Revolver as of December 31, 2004 was $466.6 million. Management believes that the Company was in compliance with all financial covenants and leverage ratios and all other terms of the Bank Revolver.

The weighted average interest rate under the senior debt at December 31, 2003 and 2004, before taking into account the subsequent year’s impact of the Company’s outstanding derivative interest rate instrument, was 1.9% and 3.2%, respectively.

Deferred Financing Expenses

In connection with the replacement of the Bank Facility with the Bank Revolver, the Company reviewed the unamortized deferred financing costs to determine the amount subject to extinguishment under the provisions of Emerging Issues Task Force (“EITF”) No. 98-14, “Debtor’s Accounting for Changes in Line-of Credit or Revolving-Debt Arrangements.”  In accordance with this guidance, the Company: (1) recorded $1.4 million of the Bank Facility’s unamortized deferred financing costs as a loss on extinguishment of debt to the statement of operations for year ended December 31, 2004; (2) deferred $0.5 million of the Bank Facility’s unamortized deferred financing expenses that will be amortized over the life of the Bank Revolver; and (3) recorded $4.2 million of deferred financing expenses related to the Bank Revolver that will be amortized over the life of the Bank Revolver. Under the provisions of SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” the Company recorded the $1.4 million loss as extinguishment of debt under other expense in the condensed statements of operations.

Former Credit Agreement or Bank Facility

On August 12, 2004, the Company used the proceeds of $271.0 million from the Bank Revolver to prepay all of the outstanding debt under the Company’s Bank Facility. The Bank Facility, which was entered into on December 16, 1999 with a syndicate of banks, provided for senior secured credit of $650.0 million that consisted of: (1) a $325.0 million reducing revolving credit facility loan and (2) a $325.0 million multi-draw term loan. The Bank Facility, which had a maturity date of September 30, 2007, reduced on a quarterly basis that began on September 30, 2002, in quarterly amounts that varied from $12.2 million to $16.3 million for each loan. The Bank Facility was secured by: (1) a pledge of 100% of the Company’s capital stock and other equity interest in all subsidiaries; (2) a security interest in all present and future assets and properties; and (3) a security interest in all major tangible and intangible personal property assets of the Company and any future subsidiaries as well as a negative pledge on all real property. Under the terms of the Bank Facility, the Company was restricted from the distribution of any dividends. The Bank Facility required the Company to comply with certain financial covenants and leverage ratios that were defined terms within the agreement and that included but were not limited to the following: (1) Total Debt to Operating Cash Flow, (2) Operating Cash Flow to Interest Expense, (3) Operating Cash Flow to Pro Forma Debt Service, and (4) Operating Cash Flow to Fixed Charges.

(B) Senior Subordinated Notes

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

Interest on the Notes, which are in denominations of $1,000 each, accrues at the rate of 7.625% per annum and is payable semi-annually in arrears on March 1 and September 1. The Company may redeem the Notes on and after March 1, 2007 at an initial redemption price of 103.813% of their principal amount plus accrued interest. In addition, prior to March 1, 2005, the Company may redeem up to 35% of the Notes at a redemption price of 107.625% of their principal amount plus accrued interest, using proceeds of specified equity offerings. The Notes are unsecured and rank junior to the Company’s senior indebtedness. In addition to the parent, Entercom Communications Corp., all of the Company’s other subsidiaries (excluding Entercom Communications Capital Trust, which was dissolved in June 2003, see Note 10) have fully and unconditionally guaranteed jointly and severally these Notes (“Subsidiary Guarantors”). Under certain covenants, the

Subsidiary Guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Notes and the Subsidiary Guarantors cannot incur additional indebtedness if the Leverage Ratio exceeds a specified level.

(C) Interest Rate Transactions

The Company enters into interest rate transactions with different banks to diversify its risk associated with interest rate fluctuations against the variable rate debt under the Bank Revolver as discussed in Note (A) above and to comply with certain covenants under the Bank Revolver. These transactions are accounted for in accordance with SFAS No. 133, as amended and interpreted (see Note 9). Under these transactions, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt.  As of December 31, 2004, the Company had an interest rate transaction outstanding that was entered into in February 1998 with a notional amount of $30.0 million and an initial term of 10 years, which effectively fixes the interest at a rate of 5.8% on borrowings equal to the total notional amount.

(D) Aggregate Principal Maturities

Aggregate principal maturities on the Company’s outstanding debt are as follows (amounts in thousands):

(amounts in thousands)
Years ending December 31:
2005	$15
2006	16
2007	17
2008	19
2009	333,209
Thereafter	150,000
Total	$483,276

(E) Outstanding Letters of Credit

The Company is required to maintain a letter of credit, primarily in connection with insurance coverage as described in Note 12.  As of December 31, 2004, the amount of the outstanding letter of credit was $0.4 million.

9.                                      DERIVATIVE AND HEDGING ACTIVITIES

Periodically, the Company enters into derivative financial instruments, including interest rate exchange agreements (“Swaps”) and interest rate collar agreements (“Collars”) to manage its exposure to fluctuations in interest rates as required under the Company’s Bank Revolver. Under a Swap agreement, the Company pays a fixed rate on the notional amount to a bank and the bank pays to the Company a variable rate on the notional amount equal to a base LIBOR rate.  A rate collar agreement establishes two separate agreements: an upper limit or “cap” for the base LIBOR rate and a lower limit or “floor” for the base LIBOR rate.

Accounting for Derivative Instruments and Hedging Activities

Under the provisions of SFAS No. 133, as amended and interpreted, the Company recognizes at fair value all derivatives, whether designated in hedging relationships or not, in the balance sheet as either an asset or liability (see Note 2, significant accounting policies). The accounting for changes in the fair value of a derivative, including certain derivative instruments embedded in other contracts, depends on the intended use of the derivative and the resulting designation. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects net income (loss).  If a derivative does not qualify as a hedge, it is marked to fair value through the statement of operations.  Any fees associated with these derivatives are amortized over their term.  Under these derivatives, the differentials to be received or paid are recognized as an adjustment to interest expense over the life of the contract. Gains and losses on termination of these instruments are recognized as interest expense when terminated.

SFAS No. 133 defines requirements for designation and documentation of hedging relationships, as well as on going effectiveness assessments in order to use hedge accounting under this standard. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions.  This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company’s derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk-management policies. Management reviews the correlation and effectiveness of its derivatives on a periodic basis.

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

For the Year Ended December 31, 2004

Non-Hedge Accounting Treatment

During the year ended and as of December 31, 2004, the Company had a derivative outstanding with a notional amount of $30.0 million that did not qualify for hedge accounting treatment. For the year ended December 31, 2004, the Company recorded to the statement of operations a $1.2 million gain under net gain on derivative instruments.

Hedge Accounting Treatment

 During the year ended December 31, 2004, the Company had no derivatives outstanding that qualified for hedge accounting treatment.

10.                               CONVERTIBLE PREFERRED SECURITIES

Conversion and Redemption of the 2.5 Million Convertible Preferred Securities, Term Income Deferrable Equity Securities or “TIDES”

On April 7, 2003, the Company redeemed all of its outstanding 6.25% Convertible Subordinated Debentures (“Debentures”). Prior to the redemption, 1.2 million TIDES holders converted their securities into 1.4 million shares of the Company’s Class A common stock. Entercom Communications Capital Trust (“Trust”) paid $66.1 million to the remaining 1.3 million TIDES holders as of April 7, 2003, which included a redemption premium of $2.0 million and accrued interest of $0.1 million, in exchange for their TIDES. The Company used $32.6 million from cash on hand and $33.5 million from the Bank Facility to meet the cash requirements for this redemption.

Accounting Treatment of Conversion and Redemption

The Company recorded the following: (1) for those TIDES holders who redeemed for cash: (a) a loss on extinguishment of debt of $3.8 million to the statement of operations, which included the extinguishment of deferred financing costs of $1.8 million and a redemption premium of $2.0 million and (b) interest expense of $0.1 million for the period April 1, 2003 through April 6, 2003 to the statement of operations; and (2) for those TIDES holders who converted to shares of the Company’s Class A common stock: (a) an increase in shareholders’ equity of $60.9 million, offset by extinguishment of deferred financing costs of $1.7 million and (b) a decrease in deferred charges and other assets of $3.5 million to write off the deferred financing costs.  Under the provisions of SFAS No. 145, which was effective for the Company on January 1, 2003, the Company did not record this loss as an extraordinary expense.

The Terms of the Convertible Preferred Securities

On October 6, 1999, the Company sold 2.5 million TIDES at an offering price of $50.00 per security. The net proceeds to the Company after deducting underwriting discounts and other offering expenses was $120.5 million.  The TIDES represented undivided preferred beneficial ownership interest in the assets of the Trust. The Trust used the proceeds to purchase from the Company an equal amount of Debentures. Upon the due date of the Debentures, the Company was required to pay the outstanding amount due to the Trust and the Trust was required to redeem all of the outstanding TIDES. The Company owned all of the common securities issued by the Trust. The Trust existed for the sole purpose of issuing the common securities and the TIDES. The Trust’s sole assets consisted of the $125.0 million aggregate principal amount of the Company’s Debentures that were due September 30, 2014. The Company had entered into several contractual arrangements for the purpose of fully, irrevocably and unconditionally guaranteeing the Trust’s obligations under the TIDES. The holders of the TIDES had a preference with respect to each distribution and amounts payable upon liquidation, redemption or otherwise over the holders of the common securities of the Trust. Each TIDES was convertible into shares of the Company’s Class A common stock at the rate of 1.1364 shares of Class A common stock for each TIDES. Effective October 3, 2002, the TIDES were fully or partially redeemable by the Company by providing the TIDES holder the option to receive cash at a defined premium or to convert to equity. The TIDES were convertible into Class A common stock at $44.00 per share.  Following the redemptions, Trust was dissolved in June 2003.

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

The following methods and assumptions were used to estimate the fair value of financial instruments for which it was practicable to estimate that value:

(a) Cash and cash equivalents, accounts receivable and accounts payable, including accrued liabilities: The carrying amount of these assets and liabilities approximates fair value because of the short maturity of these instruments.

(b) Bank Revolver: The amounts outstanding under the Bank Revolver bear interest at current market rates and the carrying amounts approximate fair market value as of December 31, 2003 and 2004.

(c) Interest rate swap: The fair value for the interest rate swap contract was estimated by obtaining quotations from brokers. The fair value is an estimate of the amount that the Company would pay at the reporting date if the contracts were transferred to another party or cancelled by either party. As of December 31, 2003 and 2004, the fair values of these contracts were liabilities of $3.3 million and $2.1 million, respectively.

(d) Investments: Management believes that the carrying amount of the investments approximates fair value.

(e) 7.625% Senior Subordinated Notes: The fair values of the Company’s 7.625% Senior Subordinated Notes as of December 31, 2003 and 2004, were $161.6 million and $161.3 million, respectively, which were based on available market prices. As of December 31, 2004, the carrying values of the Notes were $150.0 million.

(f) Outstanding Letters of Credit: The Company had a letter of credit outstanding in the amount of $0.4 million as of December 31, 2003 and 2004.  The Company does not believe it is practicable to estimate the fair value of these financial instruments and does not expect any material losses from the resolution since performance is not likely to be required.

12.                               COMMITMENTS AND CONTINGENCIES

The Company is committed to invest $1.0 million in an investment partnership fund focused on minority-owned businesses of which $0.2 million remains unfunded as of December 31, 2004.

Rental expense is incurred principally for office and broadcasting facilities. Rental expense during the years ended December 31, 2002, 2003 and 2004 was approximately $8.3 million, $9.0 million and $9.3 million, respectively.

The Company also has various commitments under the following types of contracts: (1) operating leases; (2) sports programming; (3) on-air talent; (4) music royalty fees; and (5) other operating contracts with aggregate minimum annual commitments as of December 31, 2004 as follows:

	Operating Leases	Sports Programming	On-Air Talent	Music Royalty Fees	Other Contracts	Total
	(amounts in thousands)

Years ending December 31:
2005	$8,266	$14,183	$26,477	$11,361	$8,764	$69,051
2006	7,801	13,352	16,765	12,304	8,994	59,216
2007	6,700	5,672	8,119	6,312	2,746	29,549
2008	6,806	—	2,271	6,565	341	15,983
2009	5,585	—	265	6,827	146	12,823
2010 through 2023	20,876	—	496	—	—	21,372
	$56,034	$33,207	$54,393	$43,369	$20,991	$207,994

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

The Company had a contingent liability to the national sales representative of the former owner of one of the Company’s markets in the amount of $0.7 million as of December 31, 2003. This obligation was the responsibility of the Company’s current national sales representative and arose in connection with the Company’s acquisition of the stations involved.  As of December 31, 2004, the Company’s contingent liability was eliminated as this obligation was paid in full by the Company’s current national sales representative.

The FCC has recently begun more vigorous enforcement against the broadcasting industry as a whole, of its indecency rules concerning the broadcast of obscene, indecent, or profane material. Potential changes to enhance the FCC’s authority in this area include the ability to impose substantially higher monetary forfeiture penalties, consider violations to be serious offenses in the context of license renewal applications, and, under certain circumstances, designate a license for hearing to determine whether such license should be revoked. In the event that this or similar legislation is ultimately enacted into law, the Company could face increased costs in the form of fines and a greater risk that the Company could lose any one or more of the Company’s broadcasting licenses. The FCC has issued Notices of Apparent Liability or Forfeiture Orders with respect to several of the Company’s stations proposing fines for certain programming which the FCC deemed to have been “indecent.” These cases have been or are being appealed. The Company estimates that the effect of an unfavorable outcome for the proposed fines would not materially impact the Company’s financial position, results of operations or cash flows.

The Company has filed on a timely basis, renewal applications for those radio stations where the radio broadcasting license is subject to renewal with the Federal Communications Commission. Certain licenses were not renewed prior to the renewal date, which is not unusual. The Company continues to operate these radio stations under their existing licenses as the Company anticipates that the licenses will be renewed.

The Company is subject to various outstanding claims that arose in the ordinary course of business and to other legal proceedings. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

Pending Disposition of a Radio Station – Seattle, Washington

On July 14, 2004, the Company entered into an asset purchase agreement to sell the radio station assets of KDDS-AM (the call letters were changed from KNWX-AM in December 2004), Seattle, Washington for $6.0 million in cash.  Under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has determined that the pending sale of KDDS-AM does not meet the criteria to classify the station’s respective assets as held for sale and their respective operations as discontinued operations. Under a TBA that commenced on December 12, 2004, the Company received a time brokerage fee of less than $0.1 million for the year ended December 31, 2004. The Company believes that the elimination of this station and the station’s position in the market, to the seven stations the Company currently operates in this market, will not alter the Company’s competitive position in the market. The Company, which closed on this transaction on January 21, 2005, expects to record a gain on sale of assets in excess of $5.0 million during the first quarter of 2005 (see Note 18, Subsequent Events).

Pending Disposition of a Seattle Radio Station and the Applicability of FIN 46R

In connection with the pending disposition of KDDS-AM (see Note 12, above), the Company reviewed the reporting requirements under the provisions of FIN 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”

The Company determined that the purchaser has a variable interest in the entities that hold the assets that are to be acquired but is not the primary beneficiary. The Company, which is the primary beneficiary, could incur the majority of the expected losses that could arise from the variability of the fair value of the entities holding the assets. As a result, as of December 31, 2004, the Company did not deconsolidate the assets and liabilities of the entities holding the assets that are to be acquired under the asset purchase agreement.

Pending Sale of Longview Radio Stations

On November 8, 2004, the Company entered into an asset purchase agreement with a buyer to sell the radio station assets of KBAM-AM, KEDO-AM, KLYK-FM and KRQT-FM, Longview, Washington for $2.2 million in cash. Concurrently with entering into this asset purchase agreement, the Company entered into a TBA that commenced on November 15, 2004. Under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the pending sale of these stations did not meet the criteria to classify the station’s respective assets as held for sale and to classify the station’s operations as discontinued operations.  See Note 12 below for applicability of FIN 46R.

This transaction is expected to close during the first quarter of 2005. Under a TBA that commenced on November 15, 2004, the Company received a time brokerage fee of less than $0.1 million for the year ended December 31, 2004. Upon closing of this transaction, the Company expects to report a nominal gain. The Company entered into the agreement to sell the radio stations in this market as the market did not fit the Company’s strategic profile.

Pending Disposition of the Longview Radio Stations and the Applicability of FIN 46R

The provisions of Financial Interpretation No. 46R include any variable interest entities that are required to be consolidated by the primary beneficiary (see Note 2). In connection with this transaction, the Company determined that FIN 46R was applicable as the buyer has a variable interest in and is the primary beneficiary. As the primary beneficiary, the buyer could incur the expected losses that could arise from the variability of the fair value of variable interest entity. As a result, the Company deconsolidated the assets and liabilities of those entities holding the Company’s Longview, Washington assets into balance sheet classifications of: (1) an investment in deconsolidated subsidiaries in the amount of $2.3 million as a current asset; and (2) a non-controlling interest — variable interest entity in the amount of $0.2 as a current liability.  The investment in deconsolidated subsidiaries reflects the fair value of all of the assets and liabilities of the variable interest entity that contains the assets that will be disposed of under the asset purchase agreement.

The following table presents the fair value of the major classes of assets and liabilities of the entities holding the assets that were deconsolidated as of December 31, 2004:

Description of Assets and Liabilities	December 31, 2004
(amounts in thousands)

Cash	$2
Accounts receivable	79
Prepaid expenses	20
Total current assets	101

Land and land improvements	270
Buildings	316
Equipment	758
Furniture and equipment	27
Leasehold improvements	5
1,376
Broadcasting licenses	703
Deferred charges and other assets	80
Total	$2,260

Non-controlling interest - variable interest entity	$165
Total current liabilities	165
Shareholders’ equity	2,095
Total	$2,260

Guarantor Arrangements

Under the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” the Company recognizes, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The accounting requirements for the initial recognition of guarantees were applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The following is a summary of agreements that the Company has determined is within the scope of FIN 45.

As permitted under Pennsylvania law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that reduces the Company’s exposure and enables the Company to recover a portion of any future amounts paid. Management believes the estimated fair value of these indemnification agreements is minimal.  All of these indemnification agreements were in effect prior to December 31, 2002 and are therefore not subject to the initial recognition provisions of FIN 45. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004.

The Company has an outstanding letter of credit as of December 31, 2004 in the amount of $0.4 million in connection with a general insurance liability policy.  The fair value of the letter of credit, which was grandfathered under the provisions of FIN 45 as it was in effect prior to December 31, 2002, is minimal and accordingly, the Company has not recorded any liability for this agreement as of December 31, 2004.

The Company enters into standard indemnification agreements in the ordinary course of business. Under these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2004.

Under the Company’s Bank Revolver, the Company is required to reimburse lenders for any increased costs that they may incur in an event of a change in law, rule or regulation resulting in their reduced returns from any change in capital requirements. The Company cannot estimate the potential amount of any future payment under this provision nor can the Company predict if such event will ever occur.

In connection with many of the Company’s acquisitions, the Company enters into time brokerage agreements or local marketing agreements for specified periods of time, usually six months or less, whereby the Company indemnifies the owner and operator of the radio station, their employees, agents and contractors from liability, claims, and damages arising from the activities of operating the radio station under such agreements. Although as of December 31, 2004, the Company was not operating any radio stations under any time brokerage agreements, the maximum potential amount of any future payments the Company could be required to make for any such previous indemnification obligations is indeterminable at this time. The Company has not, however, previously incurred any significant costs to defend lawsuits or settle claims relating to any such indemnification obligation.

13.                               GUARANTOR FINANCIAL INFORMATION

Entercom Radio, LLC (“Radio”), which is a wholly-owned subsidiary of Entercom Communications Corp., holds the ownership interest in various subsidiary companies that own the operating assets, including broadcasting licenses, permits, authorizations and cash royalties.  Radio is the borrower of: (1) the Company’s senior debt under the Bank Revolver (and was the borrower of the Company’s senior debt under the Bank Facility), described in Note 8 (A); and (2) is the borrower of the Company’s 7.625% Senior Subordinated Notes, described in Note 8 (B). Entercom Communications Corp. and each of its direct and indirect subsidiaries (other than Radio) is a guarantor of such debt.

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

Entercom Communications Capital Trust (“Trust”), the issuer of the 6.25% Convertible Preferred Securities Term Income Deferrable Equity Securities (TIDES), was a wholly owned subsidiary of Entercom Communications Corp.  On April 7, 2003, Entercom Communications Corp. redeemed all of the outstanding 6.25% Convertible Subordinated Debentures, which resulted in the corresponding redemption of the TIDES (see Note 10). Following these redemptions, Trust was dissolved in June 2003.

The equity method of accounting has been used to report Entercom Communications Corp.’s investment in its subsidiaries. Separate financial statements of Radio’s subsidiaries, which are full and unconditional guarantors jointly and severally under the Bank Revolver and the Senior Subordinated Notes as described above, are not presented as the Company’s management has determined that they would not be material to investors.

The following tables set forth consolidating financial information for:

•                  Entercom Communications Corp. and Radio:

•                  the balance sheets as of December 31, 2003 and 2004;

•                  the statements of operations for the year ended December 31, 2004; and

•                  the statements of cash flows for the year ended December 31, 2004.

•                  Entercom Communications Corp., Trust and Radio:

•                  the statements of operations for the years ended December 31, 2002 and 2003; and

•                  the statements of cash flows for the years ended December 31, 2002 and 2003.

Condensed Balance Sheets as of December 31, 2003

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total

ASSETS:
Current assets	$4,261	101,093	$—	$105,354
Net property and equipment	1,753	97,712	—	99,465
Radio broadcasting licenses - Net	—	1,202,284	—	1,202,284
Goodwill - Net	—	144,319	—	144,319
Other long-term assets - Net	407	25,223	—	25,630
Investment in subsidiaries	1,028,266	—	(1,028,266)	—
Total assets	$1,034,687	$1,570,631	$(1,028,266)	$1,577,052

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities	$1,060	$90,394	$—	$91,454
Long-term liabilities	2,017	451,971	—	453,988
Total liabilities	3,077	542,365	—	545,442
Shareholders’ equity
Preferred stock	—	—	—	—
Class A, B and C common stock	514	—	—	514
Additional paid-in capital	1,035,151	—	—	1,035,151
Retained earnings (deficit)	(5,854)	1,025,778	(1,025,778)	(5,854)
Unearned compensation for unvested shares of restricted stock	(689)	—	—	(689)
Accumulated other comprehensive income	2,488	2,488	(2,488)	2,488
Total shareholders’ equity	1,031,610	1,028,266	(1,028,266)	1,031,610
Total liabilities and shareholders’ equity	$1,034,687	$1,570,631	$(1,028,266)	$1,577,052

Condensed Balance Sheets as of December 31, 2004

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total

ASSETS:
Current assets	$2,095	$103,365	$—	$105,460
Net property and equipment	1,122	93,883	—	95,005
Radio broadcasting licenses - Net		1,289,040	—	1,289,040
Goodwill - Net		150,982	—	150,982
Other long-term assets - Net	570	26,904	—	27,474
Investment in subsidiaries	993,015	—	$(993,015)	—
Total assets	$996,802	$1,664,174	$(993,015)	$1,667,961

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities	$(1,940)	$27,723	$—	$25,783
Long-term liabilities	2,668	643,437	—	646,105
Total liabilities	728	671,160	—	671,888

Shareholders’ equity Preferred stock	—	—	—	—
Class A, B and C common stock	486	—	—	486
Additional paid-in capital	925,883	—	—	925,883
Retained earnings (deficit)	69,780	(995,792)	995,792	69,780
Unearned compensation for shares of unvested restricted stock	(2,853)	—	—	(2,853)
Accumulated other comprehensive income	2,777	2,777	(2,777)	2,777
Total shareholders’ equity	995,587	(993,015)	993,015	996,073
Total liabilities and shareholders’ equity	$996,315	$(321,855)	$993,015	$1,667,961

Statements of Operations for the Year Ended December 31, 2002

(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$537	$7,813	$391,289	$(8,350)	$391,289

OPERATING EXPENSES (INCOME):
Station operating expenses	—	—	226,570	(537)	226,033
Depreciation and amortization	1,023	—	14,035	—	15,058
Corporate general and administrative expenses	14,052	—	72	—	14,124
Net time brokerage agreement fees	—	—	7,432	—	7,432
Net gain on sale of assets	(11)	—	(1,155)	—	(1,166)
Total operating expenses	15,064	—	246,954	(537)	261,481

OPERATING INCOME (LOSS)	(14,527)	7,813	144,335	(7,813)	129,808

OTHER EXPENSE (INCOME):
Interest expense	—	—	25,094	—	25,094
Financing cost of TIDES	7,813	7,813	—	(7,813)	7,813
Interest income	(27)	—	(2,067)	—	(2,094)
Equity loss from unconsolidated affiliate	—	—	3,352	—	3,352
Net loss on derivative instruments	—	—	2,290	—	2,290
Loss from equity investment in subsidiaries	116,107	—	—	(116,107)	—
Total expense	123,893	7,813	28,669	(123,920)	36,455

INCOME (LOSS) BEFORE INCOME TAXES AND ACCOUNTING CHANGE	(138,420)	—	115,666	116,107	93,353
INCOME TAXES (BENEFIT)	(55,368)	—	92,897		37,529

INCOME (LOSS) BEFORE ACCOUNTING CHANGE	(83,052)	—	22,769	116,107	55,824
Cumulative effect of accounting change, net of taxes of $377	—	—	(138,876)	—	(138,876)

NET LOSS	$(83,052)	$—	$(116,107)	$116,107	$(83,052)

Statements of Operations for the Year Ended December 31, 2003

(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$555	$2,020	$401,056	$(2,575)	$401,056

OPERATING EXPENSES (INCOME):
Station operating expenses	—	—	232,739	(555)	232,184
Depreciation and amortization	897	—	13,790	—	14,687
Corporate general and administrative expenses	14,341	—	92	—	14,433
Net time brokerage agreement fees	—	—	1,636	—	1,636
Net loss (gain) on sale of assets	4	—	(2,122)	—	(2,118)
Total operating expenses	15,242	—	246,135	(555)	260,822

OPERATING INCOME (LOSS)	(14,687)	2,020	154,921	(2,020)	140,234

OTHER EXPENSE (INCOME):
Interest expense	—	—	20,515	—	20,515
Financing cost of TIDES	2,020	2,020	—	(2,020)	2,020
Interest income	(2)	—	(503)	—	(505)
Loss on extinguishment of debt	3,795	—	—	—	3,795
Net gain on derivative instruments	—	—	(961)	—	(961)
Loss on investments	—	—	158	—	158
Gain from equity investment in subsidiaries	(135,348)	—	—	135,348	—
Total expense (income)	(129,535)	2,020	19,209	133,328	25,022

INCOME BEFORE INCOME TAXES	114,848	—	135,712	(135,348)	115,212
INCOME TAXES	43,068	—	364	—	43,432

NET INCOME	$71,780	$—	$135,348	$(135,348)	$71,780

Statements of Operations for the Year Ended December 31, 2004

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$709	$423,455	$(709)	$423,455

OPERATING EXPENSES (INCOME):
Station operating expenses	—	245,383	(709)	244,674
Depreciation and amortization	490	15,382	—	15,872
Corporate general and administrative expenses	15,574	137	—	15,711
Net time brokerage agreement fees	—	781	—	781
Net loss on sale of assets	17	1,204	—	1,221
Total operating expenses	16,081	262,887	(709)	278,259

OPERATING (LOSS) INCOME	(15,372)	160,568	—	145,196

OTHER EXPENSE (INCOME):
Interest expense	—	21,560	—	21,560
Interest income	(10)	(225)	—	(235)
Loss on extinguishment of debt	—	1,387	—	1,387
Net gain on derivative instruments	—	(1,215)	—	(1,215)
Loss on investments	—	176	—	176
Gain from equity investment in subsidiaries	(136,376)	—	136,376	—
Total (income) expense	(136,386)	21,683	136,376	21,673

INCOME BEFORE INCOME TAXES	121,014	138,885	(136,376)	123,523
INCOME TAXES	45,380	2,509	—	47,889

NET INCOME	$75,634	$136,376	$(136,376)	$75,634

Condensed Statements of Cash Flows for the Year Ended December 31, 2002

(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(79,345)	$—	$183,687	$—	$104,342

INVESTING ACTIVITIES:
Additions to property and equipment	(641)	—	(9,495)	—	(10,136)
Proceeds from sale of property, equipment and other assets	—	—	2,049	—	2,049
Purchases of radio station assets	—	—	(235,229)	—	(235,229)
Deferred charges and other assets	(63)	—	(998)	—	(1,061)
Purchase of investments	—	—	(520)	—	(520)
Proceeds from investments	—	—	132	—	132
Station acquisition deposits and costs	—	—	(30,534)	—	(30,534)
Net inter-company loans	(128,945)	—	128,945	—	—

Net cash used in investing activities	(129,649)	—	(145,650)	—	(275,299)

FINANCING ACTIVITIES:
Proceeds from senior subordinated debt offering	—	—	150,000	—	150,000
Net proceeds from stock offering	196,413	—	—	—	196,413
Deferred financing expenses related to bank facility and senior subordinated debt	—	—	(4,643)	—	(4,643)
Proceeds from issuance of long-term debt	—	—	45,500	—	45,500
Payments on long-term debt	—	—	(147,108)	—	(147,108)
Proceeds from issuance of common stock related to incentive plans	659	—	—	—	659
Proceeds from exercise of stock options	11,978	—	—	—	11,978
Net cash provided by financing activities	209,050	—	43,749	—	252,799

Net increase in cash and cash equivalents	56	—	81,786	—	81,842
Cash and cash equivalents, beginning of year	1	—	10,750	—	10,751
Cash and cash equivalents, end of year	$57	$—	$92,536	$—	$92,593

Condensed Statements of Cash Flows for the Year Ended December 31, 2003

(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

OPERATING ACTIVITIES:
Net cash provided by operating activities	$71,024	$—	$59,342	$—	$130,366

INVESTING ACTIVITIES:
Additions to property and equipment	(183)	—	(13,525)	—	(13,708)
Proceeds from sale of property, equipment and other assets	—	—	4,649	—	4,649
Purchases of radio station assets	—	—	(123,442)	—	(123,442)
Deferred charges and other assets	(97)	—	(189)	—	(286)
Purchase of investments	—	—	(288)	—	(288)
Station acquisition deposits and costs	—	—	27,997	—	27,997
Net inter-company loans	(11,383)	—	11,383	—	—
Net cash used in investing activities	(11,663)	—	(93,415)	—	(105,078)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—	98,500	—	98,500
Payments on long-term debt	—	—	(141,172)	—	(141,172)
Payments upon redemption of TIDES	(66,079)	—	—	—	(66,079)
Proceeds from issuance of common stock related to incentive plans	611	—	—	—	611
Proceeds from exercise of stock options	6,153	—	—	—	6,153
Net cash used in financing activities	(59,315)	—	(42,672)	—	(101,987)

Net increase (decrease) in cash and cash equivalents	46	—	(76,745)	—	(76,699)
Cash and cash equivalents, beginning of year	57	—	92,536	—	92,593
Cash and cash equivalents, end of year	$103	$—	$15,791	$—	$15,894

Condensed Statements of Cash Flows for the Year Ended December 31, 2004

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total

OPERATING ACTIVITIES:
Net cash provided by operating activities	$77,808	$53,674	$—	$131,482

INVESTING ACTIVITIES:
Additions to property and equipment	307	(9,931)	—	(9,624)
Proceeds from sale of property, equipment and other assets	—	1,144	—	1,144
Purchases of radio station assets	—	(98,803)	—	(98,803)
Deferred charges and other assets	(549)	(688)	—	(1,237)
Purchase of investments	—	(122)	—	(122)
Proceeds from investments	—	456	—	456
Station acquisition deposits and costs	—	275	—	275
Net inter-company loans	35,251	(35,251)	—	—
Net cash provided by (used in) investing activities	35,009	(142,920)	—	(107,911)

FINANCING ACTIVITIES:
Deferred financing expenses related to bank facility and senior subordinated debt	—	(4,220)	—	(4,220)
Proceeds from issuance of long-term debt	—	474,500	—	474,500
Payments on long-term debt	—	(385,267)	—	(385,267)
Proceeds from issuance of common stock related to incentive plans	576	—	—	576
Purchase of the Company’s Class A common stock	(115,923)	—	—	(115,923)
Proceeds from exercise of stock options	2,715	—	—	2,715
Net cash (used in) provided by financing activities	(112,632)	85,013	—	(27,619)

Net increase (decrease) in cash and cash equivalents	185	(4,233)	—	(4,048)
Cash and cash equivalents, beginning of year	103	15,791	—	15,894
Cash adjustment for deconsolidated entity	—	—	(2)	(2)
Cash and cash equivalents, end of year	$288	$11,558	$(2)	$11,844

14.                               SHAREHOLDERS’ EQUITY

Company Share Repurchase Programs

The Company’s Board of Directors has in the past and may authorize in the future, share repurchase programs over a defined period of time. Any purchases under these programs may be made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.  All shares repurchased are immediately retired.

On May 13, 2004 and on November 1, 2004, the Company’s Board of Directors authorized one-year share repurchase programs of up to $100.0 million for each program. Under these two repurchase programs, the following shares were purchased in 2004: (1) 2.6 million shares in the amount of $100.0 million at an average price of $39.16 per share; and (2) 0.4 million shares in the amount of $15.9 million at an average price of $35.04 per share. During the period subsequent to December 31, 2004 and as of February 24, 2005, the Company purchased 1.0 million shares in the amount of $32.6 million at an average price of $33.01 per share.

As of December 31, 2004 and as of February 24, 2005, $84.1 million and $51.5 million, respectively, remained authorized as available for repurchase (see Note 18, Subsequent Events).

Sales of Class A Common Stock

In March 2002, the Company completed an offering and sold 4.0 million shares of its Class A common stock at a price per share of $51.25, that included 525,000 shares of Class A common stock to cover over-allotments. The net proceeds to the Company, after deducting underwriting discounts and other offering expenses, were approximately $196.4 million.

Sales or Conversion of Class B Common Stock

On September 10, 2003, the Company’s Chairman, Joseph M. Field, adopted a Planned Diversification Program (“Program”) pursuant to SEC Rule 10b5-1 to sell, through an independent broker-dealer, up to 1.1 million shares of the Company’s Class B Common Stock over the course of twelve months.  These shares included the 0.1 million shares that remained unsold under Mr. Field’s previous Planned Diversification Program dated September 10, 2002. Upon public sale, the shares of Class B Common Stock were automatically converted into shares of its Class A Common Stock.  As of the Program’s expiration date, September 9, 2004, 800,000 shares of Class B Common Stock were sold and 300,000 shares of Class B Common Stock were unsold. The Program was not renewed. Joseph M. Field remains as the Company’s largest and controlling shareholder.

During the years ended December 31, 2003 and 2004, Joseph M. Field contributed 80,000 shares and 160,000 shares of Class B common stock, respectively, to charitable and non-charitable entities.  Upon the transfer of the stock, the shares were automatically converted to shares of Class A common stock.

15.                               EMPLOYEE SAVINGS AND BENEFIT PLANS

401(k) Savings Plan

The Company sponsors a 401(k) savings plan for the purpose of providing retirement benefits for substantially all employees. Subject to certain eligibility requirements, the employees and the Company make contributions to the plan, with the Company matching a portion of the employee’s contribution. The Company matches 50% of an eligible employee’s contribution to the plan up to a maximum employer contribution of 3% of an employee’s compensation. The maximum eligible employee contribution that is subject to the employer match under the plan was $11,000, $12,000 and $13,000 for the plan years ended December 31, 2002, 2003 and 2004, respectively. An employee who is 50 years or older, could have contributed up to $12,000, $14,000 and $16,000 for the 2002, 2003 and 2004 plan years, respectively, but was not eligible for the employer match in excess of $12,000, $12,000 and $13,000, respectively. The Company may at its discretion suspend future matching contributions. The Company contributed approximately $1.7 million, $1.8 million and $1.8 million under the 401(k) plan for the years ended December 31, 2002, 2003 and 2004, respectively.

Deferred Compensation Plan

In December 2003, the Company’s Board of Directors approved an unfunded deferred compensation plan that provides a select group of the Company’s management and highly compensated employees with an opportunity to defer a portion of their compensation on a tax favored basis. The obligations by the Company to pay these benefits under the plan represent unsecured general obligations that rank equally with the Company’s other unsecured and unsubordinated indebtedness. As of December 31, 2003 and 2004, $0.3 million and $0.5 million, respectively, were deferred under this plan and were included in other long-term liabilities in the consolidated balance sheets. For the years ended December 31, 2003 2004, the Company recorded amounts under $0.1 million in each years as unfunded compensation expense in Corporate General and Administrative Expense. As of December 31, 2004, the Company also recorded a deferred tax asset of $0.2 million in connection with this liability, as the tax benefit of the deferred tax asset is not realized for tax purposes until the liability is paid.

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

The Company has authorized 2.5 million shares plus 10% of the combined classes of common stock outstanding at the time of grant for issuance under the Compensation Plan. As of December 31, 2004, approximately 7.4 million shares of the Company’s Class A common stock were reserved for awards under the Compensation Plan. The Board of Directors approved on February 22, 2005 an amended and restated Entercom Equity Compensation Plan, subject to shareholder approval within one year, which increased the number of shares authorized for grant to: (1) 8.5 million shares; and (2) an additional 1.5 million shares in each year beginning with 2006 (see Note 18, Subsequent Events). As of December 31, 2004, there were no remaining shares available for future awards.

Stock Options and Restricted Stock Issued Under the Equity Compensation Plan

For the years ended December 31, 2002, 2003 and 2004, the Company issued 1.2 million, 1.3 million and 1.9 million options, respectively, of which all options were issued at market value at the date of grant. The options vest over a four-year period and expire ten years from the date of grant.

For the years ended December 31, 2002, 2003 and 2004, the Company issued 5,000 shares, 18,148 shares and 70,624 shares, respectively, of restricted stock. The restricted stock vests over periods that vary from two to four years.  The fair value at the time of grant of the shares issued of restricted stock was $0.2 million, $0.8 million and $2.8 million for the years ended December 31, 2002, 2003 and 2004, respectively.

A summary of the status of the Company’s stock options granted and changes during the years are presented below:

	December 31, 2002		December 31, 2003		December 31, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	3,285,448	$35.52	3,871,568	$40.31	4,883,586	$41.82
Granted	1,204,932	47.98	1,347,416	45.25	1,902,500	40.69
Exercised	(460,114)	26.03	(183,406)	33.55	(93,816)	28.95
Cancelled	(158,698)	40.80	(151,992)	44.00	(296,996)	44.97
Outstanding at end of year	3,871,568	$40.31	4,883,586	$41.82	6,395,274	$41.52

Options exercisable as of year end	1,264,183	$37.88	2,153,475	$38.63	2,983,207	$40.03
Weighted-average fair value of options granted during the year, net of cancellations		$49.07		$45.41		$39.90

The following table summarizes information about stock options outstanding as of December 31, 2004:

			Options Outstanding			Options Exercisable
Exercise Prices			Number of Options Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Number of Options Exercisable at December 31, 2004	Weighted Average Exercise Price
$18.00	-	$34.98	795,358	5.3	$25.79	786,983	$25.72
$35.05	-	$35.05	1,074,000	9.9	$35.05	—	$—
$35.06	-	$42.88	863,168	5.9	$40.67	691,374	$40.83
$43.15	-	$44.63	79,875	6.2	$43.90	64,125	$43.94
$45.03	-	$45.03	1,100,041	8.2	$45.03	277,356	$45.03
$45.36	-	$47.88	610,900	5.3	$46.84	558,525	$46.85
$48.00	-	$48.00	965,182	7.1	$48.00	492,219	$48.00
$48.21	-	$57.63	906,750	8.6	$48.86	112,625	$51.89
			6,395,274	7.4	$41.52	2,983,207	$40.03

Employee Stock Purchase Plan

On June 24, 1998, the Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan allows the participants to purchase shares of the Company’s Class A common stock at a purchase price equal to 85% of the market value of such shares on the purchase date.  Under the Purchase Plan, the purchase of stock is limited to the lesser of an amount not to exceed 10% of an employee’s annual gross earnings or an annual maximum limitation of $25,000 per employee. Pursuant to this plan, the Company will not record compensation expense on the difference between the market value and the purchase price, as this plan is designed to meet the requirements of Section 423(b) of the Internal Revenue Code. During the years ended December 31, 2002, 2003 and 2004, employees purchased 16,251 shares, 15,271 shares and 18,134 shares of Class A common stock, respectively. The number of shares of common stock reserved for issuance under the Purchase Plan, which is subject to other limitations under the Compensation Plan, was 1.9 million shares, leaving a balance of 1.7 million shares available for purchase as of December 31, 2004.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2002	2003	2004
Expected life (years)	5	5	5
Expected volatility factor (%)	53	44	22 to 24
Risk-free interest rate (%)	4.4	2.8	3.0 to 3.5
Expected dividend yield (%)	—	—	—

The weighted average fair value of each option granted for the years ended December 31, 2002, 2003 and 2004 was $19.36, $18.82, and $11.06 respectively.

Assuming the Company determined compensation cost for the Compensation Plan based on the fair value as of the grant dates for awards in 2002, 2003 and 2004 consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated in the table included in Note 2.

Effective July 1, 2005 the Company expects to adopt the provisions of SFAS No. 123R “Share-Based Payment”, which is described under Recent Accounting Pronouncements (see Note 2). Management anticipates that when the new standard is adopted, the standard will impact the Company’s financial position and results of operations.

Non-Cash Compensation Expense

For fixed awards with cliff vesting or fixed awards that vest ratably over a period of time, the Company recognized non-cash compensation expense on a straight-line basis over each award’s vesting period. The Company recognized non-cash compensation expense for the following types of awards: (1) for the granting of restricted stock; (2) for options granted where the option price is less than the market value of shares on the grant date; (3) for options issued to non-employees; (4) for performance based options; and (5) for options where the exercise period was extended for certain members of the Company’s Board of Directors who retired on May 2, 2002.

For the year ended December 31, 2002, the Company recognized non-cash stock-based compensation expense of $1.1 million for options granted at prices below market value and for options where the exercise period was extended for certain members of the Company’s Board of Directors who retired on May 2, 2002 and $0.1 million for restricted stock. For the year ended December 31, 2003, the Company recognized non-cash stock-based compensation expense of $0.1 million for options granted at prices below market value and $0.4 million for restricted stock. For the year ended December 31, 2004, the Company recognized non-cash stock-based compensation expense of $0.7 million for restricted stock.

As of December 31, 2004, the Company expects to recognize non-cash compensation expense in future periods as follows:

(amounts in thousands)

Years ending December 31:
2005	$862
2006	863
2007	655
2008	202
2009	121
Thereafter	150
Total	$2,853

17.                               NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with SFAS No. 128, “Earnings Per Share,” or “EPS,” which requires presentation of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed in the same manner as basic net income (loss) after assuming issuance of common stock for all potentially dilutive equivalent shares. Anti-dilutive instruments are not considered in this calculation.

Computations For The Year Ended December 31, 2002

The effect of stock options, using the treasury stock method, was dilutive in the calculation of income before accounting change per share. The effect of the conversion of 2.5 million TIDES into 2.8 million shares of Class A common stock was anti-dilutive (after eliminating from income before accounting change, interest expense, net of taxes, on the TIDES). The computations are reflected as follows:

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

Options to purchase 0.1 million shares of common stock at a range of $49.34 to $57.63 were outstanding during 2002, but were excluded from the computation of diluted income before accounting change per share and diluted net loss per share because the options’ exercise price was greater than the average market price of the common stock during 2002.

Computations For The Year Ended December 31, 2003

The effect of stock options, using the treasury stock method, was dilutive in the calculation of net income per share. The computations are reflected as follows:

	Year Ended December 31, 2003
	(amounts in thousands, except share and per share data)
	Income	Shares	EPS
Basic net income per share:
Net income	$71,780	50,961,831	$1.41
Impact of options		645,904
Diluted net income per share:
Net income	$71,780	51,607,735	$1.39

Options to purchase 1.2 million shares of common stock at a range of $47.67 to $57.63 were outstanding during 2003, but were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common stock during 2003.

Computation For The Year Ended December 31, 2004

The effect of stock options, using the treasury stock method, was dilutive in the calculation of net income per share. The computations are reflected as follows:

	Year Ended December 31, 2004
	(amounts in thousands, except share and per share data)
	Income	Shares	EPS
Basic net income per share:
Net income	$75,634	50,215,142	$1.51
Impact of options		319,134
Diluted net income per share:
Net income	$75,634	50,534,276	$1.50

Options to purchase 4.0 million shares of common stock at a range of $40.20 to $57.63 were outstanding during 2004, but were excluded from the computation of net income per share as the options’ exercise price was greater than the average market price of the common stock during 2004.

18.                               SUBSEQUENT EVENTS

In connection with the purchase in December 2003 of radio station assets from Fisher Communications, Inc, the Company purchased land that was contaminated with low levels of pesticides residue in the soil and trace amounts of residue in the shallow ground water (see Note 4 for a discussion of this acquisition). During January 2005, the Company received confirmation of the state’s notice to Fisher that remediation was not required at this site, and as a result, the Company authorized the release of $1.0 million that was held in escrow.

The Board of Directors approved on February 22, 2005 an amended and restated Entercom Equity Compensation Plan, subject to shareholder approval within one year, which increased the number of shares authorized for grant to: (1) 8.5 million shares; and (2) an additional 1.5 million shares in each year beginning with 2006 (see Note 16 for further discussion of the Compensation Plan).

On January 21, 2005, the Company completed the transaction to sell the radio station assets of KDDS-AM (the call letters were changed from KNWX-AM in December 2004), Seattle, Washington for $6.0 million in cash. The Company expects to record a gain on sale of assets of an amount in excess of $5.0 million during the first quarter of 2005 (see Note 12, Commitments and Contingencies, for further discussion).

Under the Company’s share repurchase program as described under Note 14, the Company purchased 1.0 million shares in the amount of $32.6 million at an average price of $33.01 per share during the period subsequent to December 31, 2004 and as of February 24, 2005.

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

	Quarters ended
	(amounts in thousands, except per share data)
	March 31	June 30	September 30	December 31
2003
Net revenues	$80,995	$107,632	$107,788	$104,641
Operating income	$21,943	$40,117	$38,836	$39,338
Net income	$9,324	$19,140	$21,560	$21,756

Basic net income per share (1)	$0.19	$0.37	$0.42	$0.42
Weighted basic average common shares outstanding	49,870	51,209	51,353	51,395

Diluted net income per share (1)	$0.18	$0.37	$0.41	$0.42
Weighted diluted average common and common equivalent shares outstanding	50,478	51,931	51,976	52,040

2004
Net revenues	$87,038	$113,677	$112,507	$110,233
Operating income	$24,774	$42,701	$40,318	$37,403
Net income	$11,964	$24,032	$20,261	$19,377

Basic net income per share (1)	$0.23	$0.47	$0.41	$0.40
Weighted basic average common shares outstanding	51,489	51,051	49,523	48,820

Diluted net income per share (1)	$0.23	$0.47	$0.41	$0.40
Weighted diluted average common and common equivalent shares outstanding	52,082	51,413	49,767	49,020

(1) Net income per share is computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly per share amounts may not equal the annual per share amounts reported.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bala Cynwyd, Pennsylvania, on March 2, 2005.

ENTERCOM COMMUNICATIONS CORP.

By:	/s/ DAVID J. FIELD
David J. Field, President, Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

Chief Executive Officer:

/s/ DAVID J. FIELD	President, Chief Executive Officer	March 2, 2005
David J. Field	and a Director (principal executive officer)

Chief Financial Officer:

/s/ STEPHEN F. FISHER	Executive Vice President and Chief Financial	March 2, 2005
Stephen F. Fisher	Officer (principal financial and accounting officer)

Directors:

/s/ JOSEPH M. FIELD	Chairman of the Board	March 2, 2005
Joseph M. Field

/s/ DAVID J. BERKMAN	Director	March 2, 2005
David J. Berkman

/s/ JOHN C. DONLEVIE	Executive Vice President, Secretary	March 2, 2005
John C. Donlevie	General Counsel and a Director

/s/ DANIEL E. GOLD	Director	March 2, 2005
Daniel E. Gold

/s/ EDWARD H. WEST	Director	March 2, 2005
Edward H. West

/s/ ROBERT S. WIESENTHAL	Director	March 2, 2005
Robert S. Wiesenthal

INDEX TO EXHIBITS

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2) (Originally filed as Exhibit 3.02)
4.01	Indenture for the Convertible Subordinated Debentures due 2014 between Entercom Communications Corp., as issuer, and Wilmington Trust Company, as indenture trustee. (3)
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

10.01	Employment Agreement, dated December 30, 2002, between Entercom Communications Corp. and Joseph M. Field. (4)
10.02	Employment Agreement, dated December 30, 2002, between Entercom Communications Corp. and David J. Field. (4)
10.03	Employment Agreement, dated December 31, 2004, between Entercom Communications Corp. and Stephen F. Fisher. (5)
10.04	Employment Agreement, dated December 17, 1998, between Entercom Communications Corp. and John C. Donlevie. (6)
10.05

First Amended and Restated Credit Agreement dated as of August 12, 2004 among Entercom Radio, LLC as the Borrower, Entercom Communications Corp., as the Parent, KeyBank National Association as Administrative Agent and L/C Issuer, Bank of America, N.A. as Syndication Agent, Harris Nesbitt, JPMorgan Chase Bank and Suntrust Bank as Co-Documentation Agents and J.P. Morgan Securities Inc., as Joint Lead Arranger and Joint Book Manager. (7)

21.01	Information Regarding Subsidiaries of Entercom Communications Corp. (8)
23.01	Consent of PricewaterhouseCoopers LLP. (8)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (8)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (8)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (8) (9)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (8)(9)

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

(4)                                  Incorporated by reference to an exhibit (Exhibit 10.01 & 10.02, respectively) of our Form 10-K for the year ended December 31, 2002, as filed on February 28, 2003.

(5)                                  Incorporated by reference to Exhibit 10.01 of our Current Report on Form 8-K, as filed on January 4, 2005.

(6)                                  Incorporated by reference to Exhibit 10.03 of our Amendment to Registration Statement on Form S-1, as filed on January 6, 1999. (File No. 333-61381)

(7)                                  Incorporated by reference to Exhibit 10.01 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed on November 3, 2004.

(8)                                  Filed herewith.

(9)                                  These exhibits are submitted as “accompanying” this Annual Report on Form 10-K and shall not be deemed to be “filed” as part of such Annual Report on Form 10-K.