Form 10-Q
period 2005-03-31
ENTERCOM COMMUNICATIONS CORP
filed 2005-05-09
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Class A Common Stock,  $.01 par value – 37,649,243 Shares Outstanding as of April 25, 2005

Class B Common Stock,  $.01 par value – 8,271,805 Shares Outstanding as of April 25, 2005

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

You can identify these forward-looking statements by our use of words such as “anticipates,” “believes,” “continues,” “expects,” “intends,” “likely,” “may,” “opportunity,” “plans,” “potential,” “project,” “will,” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative.  We cannot guarantee that we actually will achieve these plans, intentions or expectations.  These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from those forecasted or anticipated in such forward-looking statements.  You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report.  We undertake no obligation to update these statements or publicly release the result of any revision(s) to these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Key risks to our company are described in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2005.

i

PART I

FINANCIAL INFORMATION

ITEM 1.     Financial Information

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND MARCH 31, 2005

(amounts in thousands)

(unaudited)

ASSETS

	DECEMBER 31, 2004	MARCH 31, 2005
CURRENT ASSETS:
Cash and cash equivalents	$11,844	$11,842
Accounts receivable, net of allowance for doubtful accounts	78,341	70,128
Prepaid expenses and deposits	4,664	7,518
Prepaid and refundable income taxes	5,470	6,359
Deferred tax assets	2,881	2,830
Investment in deconsolidated subsidiaries	2,260	—
Total current assets	105,460	98,677

INVESTMENTS	12,291	12,560

PROPERTY AND EQUIPMENT:
Land, land easements and land improvements	14,794	14,814
Buildings	14,306	14,294
Equipment	102,429	102,042
Furniture and fixtures	14,552	14,483
Leasehold improvements	16,953	16,907
	163,034	162,540
Accumulated depreciation	(69,277)	(72,314)
	93,757	90,226
Capital improvements in progress	1,248	2,764
Net property and equipment	95,005	92,990

RADIO BROADCASTING LICENSES - Net	1,289,040	1,288,962

GOODWILL - Net	150,982	150,982

DEFERRED CHARGES AND OTHER ASSETS - Net	15,183	18,176

TOTAL	$1,667,961	$1,662,347

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND MARCH 31, 2005

(amounts in thousands)

(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	DECEMBER 31, 2004	MARCH 31, 2005
CURRENT LIABILITIES:
Accounts payable	$1,569	$1,775
Accrued expenses	10,587	11,016
Accrued liabilities:
Salaries	7,327	6,184
Interest	4,221	1,434
Advertiser obligations and other commitments	1,457	1,321
Other	440	245
Non-controlling interest - variable interest entity	165	—
Current portion of long-term debt	17	18
Total current liabilities	25,783	21,993

LONG-TERM LIABILITIES:
Senior debt	333,259	394,254
7.625% senior subordinated notes	150,000	150,000
Deferred tax liabilities	155,918	164,740
Other long-term liabilities	6,928	7,514
Total long-term liabilities	646,105	716,508
Total liabilities	671,888	738,501

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	486	461
Additional paid-in capital	925,883	837,350
Retained earnings	69,780	86,017
Unearned compensation for unvested shares of restricted stock	(2,853)	(2,946)
Accumulated other comprehensive income	2,777	2,964
Total shareholders’ equity	996,073	923,846

TOTAL	$1,667,961	$1,662,347

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AND 2005

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2004	2005

NET REVENUES	$87,038	$94,307

OPERATING EXPENSES:
Station operating expenses	54,523	58,508
Depreciation and amortization	4,002	4,036
Corporate general and administrative expenses	3,708	4,980
Time brokerage agreement income	—	(24)
Net loss (gain) on sale or disposal of assets	31	(5,533)
Total operating expenses	62,264	61,967
OPERATING INCOME	24,774	32,340

OTHER EXPENSE (INCOME):
Interest expense, including amortization of deferred financing costs of $244 in 2004 and $329 in 2005	4,818	6,618
Interest income	(66)	(56)
Net loss (gain) on derivative instruments	330	(710)
Gain on investments	—	(41)
TOTAL OTHER EXPENSE	5,082	5,811

INCOME BEFORE INCOME TAXES	19,692	26,529

INCOME TAXES	7,728	10,292

NET INCOME	$11,964	$16,237

NET INCOME PER SHARE - BASIC AND DILUTED	$0.23	$0.34

WEIGHTED AVERAGE SHARES:
Basic	51,488,731	47,638,048
Diluted	52,082,338	47,917,359

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2004 AND 2005

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2004	2005

NET INCOME	$11,964	$16,237

OTHER COMPREHENSIVE INCOME, NET OF TAX PROVISION:

Unrealized gain on investments, net of a tax provision of $285 in 2004 and $118 in 2005	452	187

COMPREHENSIVE INCOME	$12,416	$16,424

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2004 AND THREE MONTHS ENDED MARCH 31, 2005

(amounts in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Deficit)	Unearned Compensation	Accumulated Other Comprehensive Income	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2003	43,019,311	$430	8,441,905	$84	$1,035,151	$(5,854)	$(689)	$2,488	$1,031,610
Net income	—	—	—	—	—	75,634	—	—	75,634
Conversion of Class B common stock to Class A common stock	170,100	2	(170,100)	(2)	—	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	2	—	—	—	2
Compensation expense related to granting of restricted stock	70,624	1	—	—	2,818	—	(2,164)	—	655
Issuance of Class A common stock related to an incentive plan	18,134	—	—	—	576	—	—	—	576
Exercise of stock options	93,816	1	—	—	3,229	—	—	—	3,230
Class A common stock repurchase	(3,007,900)	(30)	—	—	(115,893)	—	—	—	(115,923)
Net unrealized gain on investments	—	—	—	—	—	—	—	289	289
Balance, December 31, 2004	40,364,085	404	8,271,805	82	925,883	69,780	(2,853)	2,777	996,073
Net income	—	—	—	—	—	16,237	—	—	16,237
Compensation expense valuation adjustment for restricted stock issued in 2004	—	—	—	—	(125)	—	125	—	—
Compensation expense related to granting of restricted stock	14,000	—	—	—	447	—	(218)	—	229
Issuance of Class A common stock related to an incentive plan	5,158	—	—	—	155	—	—	—	155
Exercise of stock options	1,250	—	—	—	37	—	—	—	37
Class A common stock repurchase	(2,584,800)	(25)	—	—	(89,047)	—	—	—	(89,072)
Net unrealized gain on investments	—	—	—	—	—	—	—	187	187
Balance, March 31, 2005	37,799,693	$379	8,271,805	$82	$837,350	$86,017	$(2,946)	$2,964	$923,846

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004 AND 2005

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2004	2005

OPERATING ACTIVITIES:
Net income	$11,964	$16,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes amortization of station operating expenses of $2 in 2005)	4,002	4,038
Amortization of deferred financing costs	244	329
Deferred taxes	7,728	8,675
Tax benefit on exercise of options	223	3
Provision for bad debts	1,114	761
Loss (gain) on dispositions and exchanges of assets	31	(5,533)
Non-cash stock-based compensation expense	145	229
Gain on investments	—	(41)
Net loss (gain) on derivative instruments	330	(710)
Deferred rent	115	663
Unearned revenue-long-term	—	371
Deferred compensation	(15)	277
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
Accounts receivable	12,303	7,447
Prepaid expenses and deposits	(3,103)	(2,834)
Prepaid and refundable income taxes	(970)	(890)
Accounts payable and accrued liabilities	(3,463)	(3,561)
Net cash provided by operating activities	30,648	25,461

INVESTING ACTIVITIES:
Additions to property and equipment	(1,726)	(1,887)
Proceeds from sale of property, equipment, intangibles and other assets	175	7,802
Purchases of radio station assets	(31)	—
Deferred charges and other assets	(188)	(65)
Purchases of investments	(24)	(5)
Proceeds from investments	—	81
Station acquisition deposits and costs	(1,870)	(3,506)
Net cash provided by (used in) investing activities	(3,664)	2,420

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	89,000
Payments of long-term debt	(16,254)	(28,005)
Proceeds from issuance of stock under the employee stock plan	166	155
Purchase of the Company’s Class A common stock	—	(89,072)
Proceeds from the exercise of stock options	1,121	37
Net cash used in financing activities	(14,967)	(27,885)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,017	(4)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,894	11,844
CASH ADJUSTMENT FOR REVERSAL OF DECONSOLIDATED SUBSIDIARIES	—	2
CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,911	$11,842

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004 AND 2005

(amounts in thousands, except share data)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2004	2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,502	$9,078
Income taxes paid	$1,185	$2,436

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES -

In connection with the issuance of certain awards of Restricted Stock for 23,250 shares and 14,000 shares of Class A Common Stock for the three months ended March 31, 2004 and 2005, respectively, the Company increased its additional paid-in-capital by $1.1 million and $0.4 million for the three months ended March 31, 2004 and 2005, respectively.

In connection with the exchange of radio station assets, the non-cash portion of assets recorded was $0.1 million for the three months ended March 31, 2004.

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2004 AND 2005

1.                                      BASIS OF PRESENTATION

The condensed consolidated interim unaudited financial statements included herein have been prepared by Entercom Communications Corp. and its subsidiaries (collectively, the “Company”) in accordance with (1) generally accepted accounting principles for interim financial information and (2) the instructions of the Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented.  All such adjustments are of a normal, recurring nature. The Company’s results are subject to seasonal fluctuations and, therefore, the results shown on an interim basis are not necessarily indicative of results for a full year.

This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements as of and for the year ended December 31, 2004 and filed with the SEC on March 2, 2005, as part of the Company’s Form 10-K.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All inter-company transactions and balances have been eliminated in consolidation.  The Company also considers the applicability of Financial Accounting Standards Board (“FASB”) Financial Interpretation No. (“FIN”) 46R (as revised), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which would include any variable interest entities that are required to be consolidated by the primary beneficiary (see Note 5) .

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

Recent Accounting Pronouncements

EITF Topic D-108

At the September 2004 meeting of the Emerging Issues Task Force (“EITF”), the SEC staff announced guidance on the use of the residual method to value acquired intangible assets other than goodwill in a business combination (EITF Topic D-108). The SEC concluded that the residual method does not comply with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”  Instead, a direct value method should be used to determine the fair value of all intangible assets required to be recognized under SFAS No. 141. Similarly, impairment testing of intangible assets should not rely on a residual method and instead, should comply with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption of the guidance did not have a material effect on the Company’s financial position, results of operations or cash flows.  See Note 4, Indefinite-Lived Intangibles, for further discussion.

SFAS No. 153

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29.”  SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets, which requires that the accounting for the exchange be based on the recorded amount of the asset relinquished, and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” The provisions in SFAS No. 153 are effective for nonmonetary asset exchanges occurring in the interim reporting period beginning July 1, 2005.  Early application is permitted and companies must apply the standard prospectively.  The Company does not expect the adoption of SFAS No. 153 to have a material effect on the Company’s financial position, results of operations or cash flows.

SFAS No. 123R

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

On April 14, 2005, the SEC announced that the effective date of SFAS No. 123R can be deferred until the annual reporting period beginning January 1, 2006. The adoption of SFAS No. 123R will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The Company is unable to quantify the impact of adoption of SFAS No. 123R at this time as the impact will be affected by the future grants of share-based payments. In addition, SFAS No. 123R requires that the benefits of tax deductions in excess of recognized compensation expense are reported as cash flow from financing activities. This requirement will increase cash flows from financing activities in periods after adoption. The Company cannot estimate these amounts as it depends on when employees exercise their outstanding stock options and the price of the Company’s stock at the time of exercise. If the Company had adopted SFAS No. 123R in prior periods, the impact would have approximated the impact of SFAS No. 123 as described in Note 2 in the disclosure of pro forma net income and net income per share.

If SFAS No. 123R had been adopted for the three months ended March 31, 2004 and 2005, net income would have been negatively impacted by $3.4 million ($0.06 per basic share and $0.07 per fully diluted share) and $2.5 million ($0.05 per basic and fully diluted share), respectively.  See Note 2 for a discussion of the Company’s current treatment of stock-based compensation. The Company has not yet determined the implementation strategy that will be used under the three alternatives: (1) modified prospective application without restatement of prior interim periods in the year of adoption; (2) modified prospective application with restatement of prior interim periods in the year of adoption; or (3) modified retrospective application.

SAB No. 107

On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 to assist in the implementation challenges of SFAS No. 123R and to enhance the information provided to investors. SAB No. 107 creates a framework that is premised on two themes: (1) considerable judgment is required by Company to successfully implement SFAS No. 123R; and (2) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options.  Accordingly, situations in which there is only one acceptable fair value estimate are expected to be rare.

FIN 47

On March 30, 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations,” that clarifies when an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated.  The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity.  FIN 47, which also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation, will be effective for the year ended December 31, 2005. The Company does not expect that the adoption of FIN 47 will have a material effect on the Company’s financial position, results of operations or cash flows.

2.                                      INCENTIVE STOCK-BASED COMPENSATION

The Company accounts for its incentive stock-based compensation under the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” as interpreted by FIN 44, “Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25.”  The Company presents the pro forma disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and related Interpretations.  SFAS No. 123 requires disclosure of the pro forma effects on net income and net income per share had the fair value recognition provisions of SFAS No. 123 been adopted.  SFAS No. 123 permits the use of either a fair value based method or the intrinsic value method to measure the expense associated with stock-based compensation arrangements. See Note 1, Basis of Presentation - Recent Accounting Pronouncements, for a discussion of SFAS No. 123R, as revised, “Share-Based Payment” for the change effective July 1, 2005 in the Company’s treatment of stock-based compensation.

To determine the pro forma impact, the Company has employed the Black-Scholes model to estimate the fair value of options granted.  This valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including the expected stock price volatility. The Company’s outstanding stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect this estimate (see Note 1, Use of Estimates).

The weighted average fair value of each option granted under the various stock option plans for the three months ended March 31, 2004 and 2005 was $13.27 and $9.39, respectively.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2004	2005
Expected life (years)	5	5
Expected volatility factor (%)	24	22
Risk-free interest rate (%)	3.0	4.0
Expected dividend yield (%)	—	—

In accordance with the interim disclosure provisions of SFAS No. 148, the following table presents the pro forma effect on our net income had compensation expense under the Equity Compensation Plan (see Note 3) been recorded for the three months ended March 31, 2004 and 2005, as determined under the fair value method:

	Three Months Ended March 31,
	2004	2005
	(amount in thousands, except per share data)
	(unaudited)

Net income - as reported	$11,964	$16,237
Add: Compensation expense included in net income, net of taxes of $56 in 2004 and $89 in 2005	89	140
Subtract: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes of $2,235 in 2004 and $1,653 in 2005	3,529	2,611
Net income - pro forma	$8,524	$13,766
Basic net income per share - as reported	$0.23	$0.34
Basic net income per share - pro forma	$0.17	$0.29
Diluted net income per share - as reported	$0.23	$0.34
Diluted net income per share - pro forma	$0.16	$0.29

3.                                      STOCK OPTIONS AND RESTRICTED STOCK

On June 24, 1998, the Company adopted its 1998 Equity Compensation Plan. On February 22, 2005, the Company’s Board of Directors approved an amended and restated Equity Compensation Plan (“Plan”), subject to shareholder approval within one year.  Under this Plan, the Board of Directors authorized for grant: (1) 8.5 million shares of Common Stock (representing 1.2 million shares in excess of the prior authorization); and (2) in each year beginning in 2006, an additional amount not to exceed 1.5 million shares. On May 6, 2005, the shareholders approved the Plan (see Note 16, Subsequent Events). The Plan allows officers (including those also serving as directors) and other employees, non-employee directors and key advisors and consultants, selected by a Committee of the Board of Directors, to receive incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights in the Common Stock of the Company.  The restricted stock that has been issued vests over periods that vary up to four years.  The options that have been issued vest over a four-year period and expire ten years from the date of grant.  See Note 2, Table of Pro Rata Compensation Expense under the Equity Compensation Plan.

During the periods presented, the Company recognized non-cash compensation expense primarily for the granting of restricted stock.

Options

During the three months ended March 31, 2004 and 2005, the Company issued non-qualified options to purchase 0.8 million shares and 0.1 million shares, respectively, of its Class A Common Stock at prices per share ranging from $43.25 to $52.99 and $32.69 to $35.05, respectively. All of the options become exercisable over a four-year period.

Restricted Stock

During the three months ended March 31, 2004 and 2005, the Company issued 23,250 shares and 14,000 shares of restricted stock, respectively, and increased its additional paid-in-capital by $1.1 million and $0.4 million, respectively. The shares of restricted stock vest over periods that range from one to four years. In connection with awards of restricted stock, the Company recognized non-cash stock-based compensation expense in the amounts of $0.1 million and $0.2 million for the three months ended March 31, 2004 and 2005, respectively.

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

Other than goodwill, the Company uses a direct value method to determine the fair value of all intangible assets required: (1) to be recognized under SFAS No. 141 and (2) to be tested for impairment under the provisions of SFAS No. 142.  See Note 1, Basis of Presentation - Recent Accounting Pronouncements (EITF Topic D-108), for further discussion.

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

The Company determines the fair value of the broadcasting licenses by relying primarily on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The fair value contains assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables would include but not be limited to: (1) the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values.

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

During the first quarter of 2005, the Company completed the non-amortizing intangible asset impairment test for broadcasting licenses and determined that: (1) the reporting unit was a radio market; and (2) the fair value of the broadcasting licenses was equal to or greater than the amount reflected in the balance sheet for each of the markets tested. Based upon the results of the asset impairment test, no impairment charge was recorded. If actual market conditions are less favorable than those projected by the industry or the Company, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s broadcasting licenses below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods. The amount of unamortized broadcasting licenses reflected in the balance sheet as of March 31, 2005 was $1.3 billion (see Note 9 for a discussion of the treatment of a pending acquisition and the applicability of FIN 46R).

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

No event occurred or circumstances changed during the first quarter of 2004 that would have, more likely than not, reduced the fair value of goodwill below the amount reflected in the balance sheet and, accordingly, no impairment charge was recorded for the three months ended March 31, 2004.

No event occurred or circumstances changed during the first quarter of 2005 that would have, more likely than not, reduced the fair value of goodwill below the amount reflected in the balance sheet and, accordingly, no impairment charge was recorded for the three months ended March 31, 2005. If actual market conditions are less favorable than those projected by the industry or the Company, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods. The amount of goodwill reflected in the balance sheet as of March 31, 2005 was $151.0 million (see Note 9 for a discussion of the treatment of a pending acquisition and the applicability of FIN 46R).

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2005.

(B) Definite-Lived Intangibles

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships,  acquired advertising contracts and income leases that are amortized in accordance with SFAS No. 142. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The amounts of the amortization expense for definite-lived intangible assets were $0.3 million and $0.1 million for the three months ended March 31, 2004 and 2005, respectively.  As of March 31, 2005, the Company reflected $0.8 million in unamortized definite-lived assets, which amounts are included in deferred charges and other assets on the balance sheet.

The following is an estimate of the amortization expense for definite-lived assets, in thousands, for each of the succeeding years ending December 31:

Definitive- Lived Assets
Years ending December 31,
2005 (excludes the three months ended March 31, 2005)	$270
2006	228
2007	143
2008	84
2009	44
Thereafter	36
Total	$805

5.                                      ACQUISITIONS, DISPOSITIONS, OTHER EVENTS AND UNAUDITED PRO FORMA SUMMARY

Acquisitions for the Three Months Ended March 31, 2005

There were no acquisitions during the three months ended March 31, 2005.

Dispositions for the Three Months Ended March 31, 2005

Seattle, Washington

On January 21, 2005, the Company completed the transaction to sell the radio station assets of KDDS-AM (the call letters were changed from KNWX-AM in December 2004), Seattle, Washington for $6.0 million in cash. The Company recorded a gain on sale of assets of $5.5 million during the three months ended March 31, 2005. The Company believes that the elimination of this station will not alter the competitive position of the seven stations the Company continues to operate in this market.

Longview, Washington

On March 31, 2005, the Company completed the transaction to sell the radio station assets of KBAM-AM, KEDO-AM, KLYK-FM and KRQT-FM, Longview, Washington for $2.2 million in cash. The Company recorded a gain on the sale of assets of less than $0.1 million during the three months ended March 31, 2005.

Other Events

Portland, Oregon

In connection with the purchase in December 2003 of radio station assets from Fisher Communications, Inc, (“Fisher”) the Company purchased land that was contaminated with low levels of pesticide residue in the soil and trace amounts of pesticide residue in the shallow ground water. During January 2005, the Company received confirmation of the state’s notice to Fisher that remediation was not required at this site. As a result of the state’s notice to Fisher, the Company shortly thereafter: (1) authorized the release of $1.0 million in escrow that was recorded on the Company’s balance sheet as station deposits under deferred charges and other assets; and (2) reduced by $1.0 million, accrued expenses recorded under current liabilities in the balance sheet for the remaining amount due to Fisher.

Unaudited Pro Forma Summary

The following unaudited pro forma summary presents the consolidated results of operations as if any acquisitions which occurred during the period of January 1, 2004 through March 31, 2005 had all occurred as of January 1, 2004. The summary is also pro forma to include certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund acquisitions which would have been incurred had such acquisitions occurred as of January 1, 2004.  For the three months ended March 31, 2005, no pro forma adjustments were required as there were no acquisitions during the three months ended March 31, 2005. For a discussion of the acquisitions, please refer to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2005 which should be read in conjunction with the Company’s condensed consolidated financial statements, the related notes and all other information included elsewhere in this Form 10-Q. These unaudited pro forma results, which do not reflect: (1) dispositions of radio stations and (2) acquisitions and dispositions of certain contracts or joint sales agreements, have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Three Months Ended March 31,
	2004	2005
	(amounts in thousands, except per share data)
	Pro Forma	Actual

Net revenues	$89,400	$94,307
Net income	$10,692	$16,237
Net income per share - basic	$0.21	$0.34
Net income per share - diluted	$0.21	$0.34

6.                                      SENIOR DEBT

Bank Revolver

On August 12, 2004, the Company entered into a bank credit agreement (the “Bank Revolver”) with a syndicate of banks for a five-year senior secured revolving credit facility of $800.0 million. The Company used the proceeds of $271.0 million from the Bank Revolver to pay all of the outstanding debt under the Company’s former credit facility. The Company expects to use the Bank Revolver to: (1) provide for working capital; and (2) provide for general corporate purposes, including capital expenditures and any or all of the following: repurchases of Class A Common Stock, dividends and acquisitions. The Bank Revolver, which provides the Company with an increase in liquidity as compared to the former credit facility, is secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly owned subsidiaries. The Bank Revolver requires the Company to comply with certain financial covenants and leverage ratios which are defined terms within the agreement, including: (1) Total Debt to Operating Cash Flow, (2) Operating Cash Flow to Interest Expense, and (3) Operating Cash Flow to Fixed Charges. Upon the occurrence of certain events, the Company’s borrowing costs can increase to a maximum of Eurodollar plus 1.375% or prime plus 0.875%. The interest payable on the Eurodollar rate is payable at the end of the selected duration. The Company also pays a commitment fee that varies depending on certain financial covenants and the amount of the unused commitment, to a maximum of 0.375% per annum, on the average unused balance of the Bank Revolver. As of March 31, 2005, the Company had $394.4 million outstanding, including a $0.4 million Letter of Credit, under the Bank Revolver. Subject to covenant compliance at the time of each borrowing, the amount available under the Bank Revolver as of March 31, 2005 was $405.6 million.  Management believes that the Company was in compliance with all financial covenants and leverage ratios and all other terms of the Bank Revolver.

Interest Rate Transactions

The Company enters into interest rate transactions with different banks to diversify its risk associated with interest rate fluctuations against the variable rate debt under the Bank Revolver and to comply with certain covenants under the Bank Revolver. Under these transactions, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt.  As of March 31, 2005, the Company had an interest rate transaction outstanding that was entered into in February 1998 with a notional amount of $30.0 million and an initial term of 10 years, that effectively fixes the interest at a rate of 5.8% on borrowings equal to the total notional amount (see Note 8, Derivatives and Hedging Activities).

7.                                      SENIOR SUBORDINATED NOTES

On March 5, 2002, the Company issued $150.0 million of 7.625% Senior Subordinated Notes (“Notes”) due March 1, 2014 and received net proceeds of $145.7 million.  There were approximately $4.3 million in deferred offering costs recorded in connection with the sale, which are amortized to interest expense over the life of the Notes using the effective interest rate method.

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

8.                                      DERIVATIVE AND HEDGING ACTIVITIES

In accordance with the provisions of SFAS No. 133, “Accounting for Derivative and Hedging Activities,” that was amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, the Company follows established accounting and reporting standards for (1) derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives and (2) hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.  All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects net income (loss). SFAS No. 133 defined new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting under this standard.  A derivative that does not qualify as a hedge is marked to fair value through the statement of operations. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item.  If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.  See Note 6, Senior Debt – Interest Rate Transactions.

Non-Hedge Accounting Treatment

During the three months ended March 31, 2004 and 2005 and as of March 31, 2004 and as of March 31, 2005, the Company had a derivative outstanding with a notional amount of $30.0 million that did not qualify for hedge accounting treatment. For the three months ended March 31, 2004 and 2005, the Company recorded to the statement of operations a $0.3 million loss and a $0.7 million gain, respectively, under net loss (gain) on derivative instruments.

Hedge Accounting Treatment

During the three months ended March 31, 2004 and 2005, the Company had no derivatives that qualified for hedge accounting treatment.

9.                                      COMMITMENTS AND CONTINGENCIES

Pending Acquisitions and Pending Dispositions

Greenville, South Carolina

On March 18, 2005, the Company entered into an asset purchase agreement to acquire the assets of WROQ-FM, WTPT-FM and WGVC-FM, serving the Greenville, South Carolina radio market for $45.0 million in cash, of which $4.5 million was paid as a deposit on March 21, 2005. This transaction is subject to approval by the Federal Communications Commission (the “FCC”). Under the Communications Act, the FCC imposes specific limits on the number of commercial radio stations an entity can own in a single market. Due to these restrictions, the Company cannot own or operate more than five FM radio stations in this market. As a result, the Company intends to sell two of its radio stations,  WOLI-FM and WOLT-FM, and has placed their assets for sale with a broker.  Upon the completion of the sale of WOLI-FM and WOLT-FM and the acquisition of WROQ-FM, WTPT-FM and WGVC-FM, the Company expects to own and operate eight radio stations in this market. The Company anticipates that closing on both transactions will occur during the second half of 2005.

Contingencies

On May 19, 2003, the Company acquired the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation (“Royce”) for a purchase price of $21.2 million in cash. This acquisition was accomplished following extensive litigation.  Although the Company successfully secured the assets of KWOD-FM through court ordered specific performance of the agreement, Royce has continued to appeal its case through the California judicial system.  While the order granting specific performance of the transfer of the station is final, Royce has appealed the court’s determination that the Company was entitled to $3.8 million in damages as an offset against the original $25.0 million purchase price. The allocation of the purchase price and transaction costs was based upon information available at the time and pending the outcome of this litigation, could be subject to change. The Company cannot determine the amount of time required for the appeal process to be completed. The Company estimates that the impact of an unfavorable outcome will not materially impact the Company’s financial position, results of operations or cash flows.

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

The Company has filed on a timely basis renewal applications for those radio stations where the radio broadcasting license is subject to renewal with the FCC. Certain licenses may not be renewed prior to the renewal date, which is not unusual. The Company will continue to operate these radio stations under their existing licenses as the Company anticipates that the licenses will be renewed.

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

Under the Company’s Bank Revolver, the Company is required to reimburse lenders for any increased costs that they may incur in an event of a change in law, rule or regulation resulting in their reduced returns from any change in capital requirements. The Company cannot estimate the potential amount of any future payment under this provision nor can the Company predict if such an event will occur.

The Company enters into standard indemnification agreements in the ordinary course of business. Under these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of March 31, 2005.

In connection with many of the Company’s acquisitions, the Company enters into time brokerage agreements or local marketing agreements for specified periods of time, typically six months or less, whereby the Company indemnifies the owner and operator of the radio station, their employees, agents and contractors from liability, claims, and damages arising from the activities of operating the radio station under such agreements. Although the Company has operated radio stations previously under these agreements, the maximum potential amount of any future payments the Company could be required to make for any such indemnification obligations is undeterminable at this time. The Company has not, however, previously incurred any significant costs to defend lawsuits or settle claims relating to any such indemnification obligation.

10.                               SHAREHOLDERS’ EQUITY

Share Repurchase Programs

The Company’s Board of Directors has, in the past, and may authorize, in the future, share repurchase programs over a defined period of time. Any purchases under these programs may be made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.  All shares repurchased are immediately retired.

Under the repurchase programs identified below, for the three months ended March 31, 2005, 2.6 million shares in the amount of $89.1 million at an average price of $34.46 were repurchased.

May 13, 2004 and November 1, 2004 Programs

On May 13, 2004 and on November 1, 2004, the Company’s Board of Directors authorized one-year share repurchase programs of up to $100.0 million for each program. During the years 2004 and 2005, 5.5 million shares were repurchased in the amount of $200.0 million at an average price of $36.68 per share.

March 17, 2005 Program

On March 17, 2005, the Company’s Board of Directors authorized a one-year share repurchase program of up to $100.0 million. Under this program, as of March 31, 2005, 0.1 million shares were purchased in the amount of $5.0 million at an average price of $35.55 per share.  Subsequent to March 31, 2005 and as of May 6, 2005, 0.2 million shares were purchased in the amount of $5.0 million at an average price of $33.06 per share. As of May 6, 2005, $90.0 million remained authorized as available for repurchase (see Note 16, Subsequent Events).

11.                               DEFERRED COMPENSATION PLAN

In December 2003, the Company’s Board of Directors approved an unfunded deferred compensation plan that provides a select group of the Company’s management and highly compensated employees with an opportunity to defer a portion of their compensation on a tax-favored basis. The obligations by the Company to pay these benefits under the plan represent unsecured general obligations that rank equally with the Company’s other unsecured and unsubordinated indebtedness.  As of March 31, 2005, $0.8 million was deferred under this plan and was included in other long-term liabilities in the consolidated balance sheet. For the three months ended March 31, 2005, the Company recorded amounts under $0.1 million in unfunded compensation income to Corporate General and Administrative Expense. The Company also recorded a deferred tax asset of $0.3 million in connection with this liability as the tax benefit of the deferred tax asset is not realized for tax purposes until the liability is paid.

12.                               NET INCOME PER SHARE

The net income per share is calculated in accordance with SFAS No. 128, “Earnings Per Share,” which requires presentation of basic net income per share and diluted net income per share. Basic net income per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes stock options (using the treasury stock method). Anti-dilutive instruments are not considered in this calculation. For the three months ended March 31, 2004 and 2005, stock options were included in the calculation of net income per share as they were dilutive.

	THREE MONTHS ENDED
	MARCH 31, 2004			MARCH 31, 2005
	(amounts in thousands, except share and per share data)
	Income	Shares	EPS	Income	Shares	EPS
Basic net income per share:
Net income	$11,964	51,488,731	$0.23	$16,237	47,733,471	$0.34
Impact of options		593,607			183,888
Diluted net income per share:
Net income	$11,964	52,082,338	$0.23	$16,237	47,917,359	$0.34

For the three months ended March 31, 2004 and 2005, outstanding options to purchase 1.7 million and 5.6 million shares, respectively, of Class A Common Stock at option exercise prices per share ranging from $47.40 to $57.63 and from $35.01 to $57.63, respectively, were excluded from the computation of diluted net income per share as the options’ exercise price was greater than the average market price of the stock.

13.                               GUARANTOR FINANCIAL INFORMATION

Entercom Radio, LLC (“Radio”), which is a wholly-owned subsidiary of Entercom Communications Corp., holds the ownership interest in various subsidiary companies that own the operating assets, including broadcasting licenses, permits and authorizations.  Radio is the borrower of: (1) the Company’s senior debt under the Bank Revolver described in Note 6; and (2) the Company’s 7.625% Senior Subordinated Notes, described in Note 7. Entercom Communications Corp. and each of its direct and indirect subsidiaries (other than Radio) is a guarantor of such debt.

Under the Bank Revolver, Radio is permitted to make distributions to Entercom Communications Corp. in amounts, as defined, that are required to pay Entercom Communications Corp.’s reasonable overhead costs, including income taxes and other costs associated with conducting the operations of Radio and its subsidiaries. Under the Company’s 7.625% Senior Subordinated Notes, Radio is permitted to make distributions to Entercom Communications Corp. in amounts, as defined, that are required to pay Entercom Communications Corp.’s overhead costs and other costs associated with conducting the operations of Radio and its subsidiaries.

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

The following tables set forth condensed consolidating financial information for:

•                  Entercom Communications Corp. and Radio:

•                  the balance sheets as of December 31, 2004 and March 31, 2005;

•                  the statements of operations for the three months ended March 31, 2004 and 2005; and

•                  the statements of cash flows for the three months ended March 31, 2004 and 2005.

Condensed Balance Sheets as of December 31, 2004

(amounts in thousands)

	Entercom
	Communications	Entercom
	Corp.	Radio, LLC	Eliminations	Total

ASSETS:
Current assets	$2,095	$103,365	$—	$105,460
Net property and equipment	1,122	93,883	—	95,005
Radio broadcasting licenses - Net		1,289,040	—	1,289,040
Goodwill - Net		150,982	—	150,982
Other long-term assets - Net	569	26,905	—	27,474
Investment in subsidiaries	993,015	—	$(993,015)	—
Total assets	$996,801	$1,664,175	$(993,015)	$1,667,961

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities	$(1,940)	$27,723	$—	$25,783
Long-term liabilities	2,668	643,437	—	646,105
Total liabilities	728	671,160	—	671,888

Shareholders’ equity
Preferred stock	—	—	—	—
Class A, B and C common stock	486	—	—	486
Additional paid-in capital	925,883	—	—	925,883
Retained earnings (deficit)	69,780	990,238	(990,238)	69,780
Unearned compensation for shares of unvested restricted stock	(2,853)	—	—	(2,853)
Accumulated other comprehensive income	2,777	2,777	(2,777)	2,777
Total shareholders’ equity	996,073	993,015	(993,015)	996,073
Total liabilities and shareholders’ equity	$996,801	$1,664,175	$(993,015)	$1,667,961

Condensed Balance Sheets as of March 31, 2005

(amounts in thousands)

	Entercom
	Communications	Entercom
	Corp.	Radio, LLC	Eliminations	Total

ASSETS:
Current assets	$3,070	$95,607	$—	$98,677
Net property and equipment	1,104	91,886	—	92,990
Radio broadcasting licenses - Net	—	1,288,962	—	1,288,962
Goodwill - Net	—	150,982	—	150,982
Other long-term assets - Net	564	30,172	—	30,736
Investment in subsidiaries	919,548	—	$(919,548)	—
Total assets	$924,286	$1,657,609	$(919,548)	$1,662,347

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities	$(3,170)	$25,163	$—	$21,993
Long-term liabilities	3,610	712,898	—	716,508
Total liabilities	440	738,061	—	738,501

Shareholders’ equity
Preferred stock
Class A, B and C common stock	461	—	—	461
Additional paid-in capital	837,350	—	—	837,350
Retained earnings	86,017	916,584	(916,584)	86,017
Unearned compensation for unvested shares of restricted stock	(2,946)	—	—	(2,946)
Accumulated other comprehensive loss	2,964	2,964	(2,964)	2,964
Total shareholders’ equity	923,846	919,548	(919,548)	923,846
Total liabilities and shareholders’ equity	$924,286	$1,657,609	$(919,548)	$1,662,347

Statements of Operations for the Three Months Ended March 31, 2004

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$139	$87,038	$(139)	$87,038

OPERATING EXPENSES (INCOME):
Station operating expenses	—	54,662	(139)	54,523
Depreciation and amortization	116	3,886	—	4,002
Corporate general and administrative expenses	3,673	35	—	3,708
Net loss on sale of assets	1	30	—	31
Total operating expenses	3,790	58,613	(139)	62,264

OPERATING (LOSS) INCOME	(3,651)	28,425	—	24,774

OTHER EXPENSE (INCOME):
Interest expense	8	4,810	—	4,818
Interest income	—	(66)	—	(66)
Net loss on derivative instruments	—	330	—	330
Income from equity investment in subsidiaries	(22,801)	—	22,801	—
Total expense (income)	(22,793)	5,074	22,801	5,082

INCOME BEFORE INCOME TAXES	19,142	23,351	(22,801)	19,692

INCOME TAXES	7,178	550	—	7,728

NET INCOME	$11,964	$22,801	$(22,801)	$11,964

Statements of Operations for the Three Months Ended March 31, 2005

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$210	$94,307	$(210)	$94,307

OPERATING EXPENSES (INCOME):
Station operating expenses		58,718	(210)	58,508
Depreciation and amortization	159	3,877	—	4,036
Corporate general and administrative expenses	4,947	33	—	4,980
Time brokerage agreement income		(24)	—	(24)
Net gain on sale of assets		(5,533)	—	(5,533)
Total operating expenses	5,106	57,071	(210)	61,967

OPERATING (LOSS) INCOME	(4,896)	37,236	—	32,340

OTHER EXPENSE (INCOME):
Interest expense		6,618	—	6,618
Interest income	(7)	(49)	—	(56)
Net gain on derivative instruments		(710)	—	(710)
Gain on investments		(41)	—	(41)
Income from equity investment in subsidiaries	(30,868)	—	30,868	—
Total (income) expense	(30,875)	5,818	30,868	5,811

INCOME BEFORE INCOME TAXES	25,979	31,418	(30,868)	26,529

INCOME TAXES	9,742	550	—	10,292

NET INCOME	$16,237	$30,868	$(30,868)	$16,237

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2004

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total

OPERATING ACTIVITIES:
Net cash provided by operating activities	$11,524	$19,124	$—	$30,648

INVESTING ACTIVITIES:
Additions to property and equipment	409	(2,135)	—	(1,726)
Proceeds from sale of property, equipment and other assets	—	175	—	175
Purchases of radio station assets	—	(31)	—	(31)
Deferred charges and other assets	(64)	(124)	—	(188)
Purchase of investments	—	(24)	—	(24)
Station acquisition deposits and costs	—	(1,870)	—	(1,870)
Net inter-company loans	(12,890)	12,890	—	—
Net cash (used in) provided by investing activities	(12,545)	8,881	—	(3,664)

FINANCING ACTIVITIES:
Payments on long-term debt	—	(16,254)	—	(16,254)
Proceeds from issuance of common stock related to incentive plans	166	—	—	166
Proceeds from exercise of stock options	1,121	—	—	1,121
Net cash provided by (used in) financing activities	1,287	(16,254)	—	(14,967)

Net increase in cash and cash equivalents	266	11,751	—	12,017
Cash and cash equivalents, beginning of year	103	15,791	—	15,894
Cash and cash equivalents, end of period	$369	$27,542	$—	$27,911

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2005

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total

OPERATING ACTIVITIES:
Net cash provided by operating activities	$15,884	$9,577	$—	$25,461

INVESTING ACTIVITIES:
Additions to property and equipment	(79)	(1,808)	—	(1,887)
Proceeds from sale of property, equipment and other assets	—	7,802	—	7,802
Deferred charges and other assets	(57)	(8)	—	(65)
Purchase of investments	—	(5)	—	(5)
Proceeds from investments	—	81	—	81
Station acquisition deposits and costs	—	(3,506)	—	(3,506)
Net inter-company loans	73,467	(73,467)	—	—
Net cash provided by (used in) investing activities	73,331	(70,911)	—	2,420

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	89,000	—	89,000
Payments on long-term debt	—	(28,005)	—	(28,005)
Proceeds from issuance of common stock related to incentive plans	155	—	—	155
Purchase of the Company’s Class A common stock	(89,072)	—	—	(89,072)
Proceeds from exercise of stock options	37	—	—	37
Net cash (used in) provided by financing activities	(88,880)	60,995	—	(27,885)

Net increase (decrease) in cash and cash equivalents	335	(339)	—	(4)
Cash and cash equivalents, beginning of year	288	11,556	—	11,844
Cash adjustment for deconsolidated entity	—	—	2	2
Cash and cash equivalents, end of period	$623	$11,217	$2	$11,842

14.                               INCOME TAXES

Effective Tax Rate

The effective tax rate for the three months ended March 31, 2004 and 2005 was 39.2% and 38.8%, respectively.  The Company made income tax payments of $1.2 million and $2.4 million for the three months ended March 31, 2004 and 2005, respectively. The Company’s estimated income tax payments in the second, third and fourth quarters of 2005 may equal or exceed the payments made during the first quarter of 2005.

The Company’s effective tax rates for the three months ended March 31, 2004 and 2005, are based on the estimated annual effective tax rates for 2004 and 2005 of 38.8% and 38.6%, respectively, including the effect of permanent differences between income subject to income tax for book and tax purposes. The decrease in the estimated annual rate for 2005 was due to: (1) regulatory changes in certain states in which the Company operates; and (2) changes in the apportioned income to each state. The Company’s effective tax rate is higher than the federal statutory rate of 35% primarily as a result of the provision for state taxes (net of a federal tax deduction) in the tax rate. The estimated annual effective tax rate for 2005 does not consider the effect of the adoption of SFAS No. 123R.

Deferred Tax Liabilities

The deferred tax liabilities were $164.7 million as of March 31, 2005. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

Deferred Tax Assets

The Company’s net deferred tax assets were $2.9 million as of March 31, 2005.  Based upon the years in which taxable temporary differences are anticipated to reverse, as of March 31, 2005, management believes it is more likely than not that the Company will realize the benefits of the deferred tax asset balance. Accordingly, the Company believes that no valuation allowance is required for the current and deferred tax assets as of March 31, 2005. On a quarterly basis, management will assess whether it remains more likely than not that the deferred tax asset will be realized.

Under the provisions of SFAS No. 123R, “Share-Based Payment” (see Note 1), the Company’s amount of deferred non-current tax assets is expected to increase substantially upon adoption of this standard in 2006 due to the effect of the recognition of share-based payment timing differences for book and tax purposes (see Note 1, Recent Accounting Pronouncements).

Federal and State Income Tax Audits

The Company is subject to various federal and state income tax audits from time to time. Currently, the Company is under review by the Internal Revenue Service related to the audit of its 2001, 2002 and 2003 federal income tax returns. The Company cannot predict with certainty how this audit will be resolved and whether the Company will be required to make additional tax payments, which may or may not include penalties and interest. Management believes that the Company has provided sufficient tax provisions for these tax years. There can be no assurance, however, that the ultimate outcome of the IRS audit will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

15.                               TRADE RECEIVABLES AND RELATED ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade receivables are primarily comprised of unpaid advertising by advertisers on our radio stations, net of agency commissions and an estimated provision for doubtful accounts.  Advertisers are generally invoiced for the advertising after the advertisements are aired.  Estimates of the allowance for doubtful accounts are recorded based on management’s judgment of the collectibility of the accounts receivable based on historical information, relative improvements or deteriorations in the age of the accounts receivable and changes in current economic conditions.  The trade receivable balances and reserve for doubtful accounts as of December 31, 2004 and March 31, 2005 are presented in the following table:

	December 31, 2004	March 31, 2005
	(amounts in thousands)

Accounts receivable	$80,938	$72,494

Allowance for doubtful accounts	(2,597)	(2,366)

Accounts receivable, net of allowance for doubtful accounts	$78,341	$70,128

16.                               SUBSEQUENT EVENTS

Under the Company’s share repurchase program that was approved by the Company’s Board of Directors on March 17, 2005, the Company purchased during the period subsequent to March 31, 2005 and as of May 6, 2005, 0.2 million shares in the amount of $5.0 million at an average price of $33.06 per share. As of May 6, 2005 $90.0 million remained authorized as available for repurchase (see Note 10, Shareholders’ Equity).

On May 6, 2005, the shareholders approved at the annual meeting, an amendment and restatement of the Plan whereby the number of shares authorized for grant were increased to 8.5 million shares of Common Stock (representing 1.2 million shares in excess of the prior authorization) and in each year beginning in 2006, an additional amount not to exceed 1.5 million shares (see Note 3 for further discussion).

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are one of the largest radio broadcasting companies in the United States based on net revenues. We currently operate in Boston, Seattle, Denver, Portland, Sacramento, Kansas City, Indianapolis, Milwaukee, New Orleans, Norfolk, Buffalo, Memphis, Providence, Greensboro, Greenville/Spartanburg, Rochester, Madison, Wichita, Wilkes-Barre/Scranton, and Gainesville/Ocala.

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

Our results of operations include net revenues and station operating expenses from those net revenues and station operating expenses recognized under a time brokerage agreement or a similar sales agreement for stations operated by us prior to acquiring the stations. Depending on the facts and circumstances relating to each pending asset purchase agreement (e.g., whether or not there is an associated time brokerage agreement or similar agreement) and the provisions of Financial Interpretation No. 46R, or FIN 46R (as revised), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which would include any variable interest entities that are required to be consolidated by the primary beneficiary, we may include: (1) the assets and liabilities of the entity holding the assets to be acquired, in our consolidated balance sheet; and (2) the net revenues and station operating expenses of the entity holding the assets to be acquired, in our consolidated statement of operations.

You should read the following discussion and analysis of our financial condition and results in conjunction with our consolidated financial statements and related notes included elsewhere in this report.  The following results of operations include a discussion of the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Our results of operations represent the operations of the radio stations owned or operated pursuant to time brokerage agreements or joint sales agreements during the relevant periods.

We also discuss net revenues, station operating expenses and operating income by comparing the performance of stations owned or operated by us throughout a relevant period to the performance of those same stations in the prior period whether or not owned or operated by us. Included in the comparisons that follow are significant contracts that: (1) relate to station operations; (2) have a significant effect on the net revenues and or station operating expenses of a particular market; and (3) we account for as separate business units. We also use these comparisons to assess the performance of our operations by analyzing the effect of acquisitions and dispositions of stations and changes in status of significant contracts on net revenues and station operating expenses throughout the periods measured.

Results of Operations

Three Months Ended March 31, 2005 As Compared To The Three Months Ended March 31, 2004

The following significant factors affected our results of operations for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004:

Acquisitions

•                  on May 5, 2004, we acquired for $10.5 million a radio station in Buffalo, New York, that in 2005 increased net revenues, station operating expenses, depreciation and amortization expense, and interest expense;

•                  on June 15, 2004, we acquired for $14.6 million a radio station in Providence, Rhode Island, that we began operating on April 16, 2004 under a time brokerage agreement, that in 2005 increased net revenues, station operating expenses, depreciation and amortization expense and interest expense; and

•                  on September 3, 2004, we acquired for $73.5 million three radio stations in Indianapolis, Indiana, that we began operating on June 1, 2004 under a time brokerage agreement, that in 2005 increased net revenues, station operating expenses, depreciation and amortization expense and interest expense.

Dispositions

•                  on January 21, 2005, we disposed of a radio station in Seattle, Washington, that the buyer commenced operating under a time brokerage agreement on December 12, 2004, for $6.0 million which resulted in a gain on sale of assets of $5.5 million; and

•                  on March 31, 2005, we disposed of our four radio stations in Longview, Washington, that the buyer commenced operating under a time brokerage agreement on November 15, 2004, for $2.2 million which resulted in a gain on sale of assets of less than $0.1 million.

Financing

•                  on August 12, 2004, we entered into a new credit facility that in 2005 increased interest expense due to an increase in fees associated with an increase in our funds available under our facility; and

•                  under three authorized share repurchase programs, we purchased shares of Class A common stock during the second, third and fourth quarters of 2004 and the first quarter of 2005 for an aggregate amount of $205.0 million that in 2005 increased our interest expense due to increased borrowings used to finance the purchase of our stock.

Net Revenues:

Three Months Ended
	March 31, 2005		March 31, 2004
(amounts in millions)
Net Revenues		$94.3	$87.0
Amount of Change	$	+ 7.3
Percentage Change	+ 8.4%

Most of our markets realized an improvement in net revenues due to an improving advertising environment, with our Boston, Sacramento, Denver and Norfolk markets contributing most to our overall net revenues increase. In addition, Indianapolis and Providence, our two new markets acquired during the second and third quarters of 2004 also contributed to our overall net revenues increase.  This increase was offset by marginal declines in a few of our markets.

Same Station Considerations:

•                                          Net revenues in 2004 would have been higher by $2.0 million if we had adjusted for net revenues from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2004.

•                                          During the period ended March 31, 2005, there were no acquisitions or dispositions of radio stations or significant contracts which would have had an effect on net revenues for purposes of same station computations.

Station Operating Expenses:

Three Months Ended
	March 31, 2005		March 31, 2004
(amounts in millions)
Station Operating Expenses		$58.5	$54.5
Amount of Change	$	+ 4.0
Percentage Change	+ 7.3%

The increase in station operating expenses in 2005 was primarily due to a correlating increase in the variable expenses associated with the increase in net revenues as described under net revenues.

Same Station Considerations:

•                                          Station operating expenses for 2004 would have been higher by $2.0 million if we had adjusted for station operating expenses from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2004.

•                                          During the period ended March 31, 2005, there were no acquisitions or dispositions of radio stations or significant contracts which would have had an effect on station operating expenses for purposes of same station computations.

Depreciation and Amortization Expenses:

	Three Months Ended
	March 31, 2005	March 31, 2004
	(amounts in millions)
Depreciation and Amortization Expenses	$4.0	$4.0
Amount of Change	$0.0
Percentage Change	0.0%

Depreciation and Amortization Expense:  Overall, depreciation and amortization expenses remained flat. The depreciation expense, however, increased due to the addition of tangible assets from the 2004 acquisitions. This increase in depreciation expense was offset by the decrease in amortization expense which was impacted by the addition of short-lived intangible assets from the acquisition of our Portland stations in late 2003.

Corporate General and Administrative Expenses:

Three Months Ended
	March 31, 2005		March 31, 2004
(amounts in millions)
Corporate General and Administrative Expenses		$5.0	$3.7
Amount of Change	$	+ 1.3
Percentage Change	+ 35.1%

Corporate General and Administrative Expenses:  The increase in corporate general and administrative expenses, which includes non-cash compensation expense, was primarily due to $0.7 million of legal expenses associated with complying with the investigation by the New York Attorney General concerning an investigation of record company promotional practices (for further discussion, see Form 10-K as filed on March 2, 2005 – Part 1, Item 3, Legal Proceedings).

Operating Income:

Three Months Ended
	March 31, 2005		March 31, 2004
(amounts in millions)
Operating Income		$32.3	$24.8
Amount of Change	$	+ 7.5
Percentage Change	+ 30.2%

Operating Income:  The increase in operating income was primarily due to: (1) a net gain on sale of assets of $5.5 million from the sale of a radio station; and (2) the factors described above (i.e., changes in net revenues, offset by station operating expenses). The increase in operating income was offset by an increase in corporate general and administrative expenses of $1.3 million to $5.0 million for the three months ended March 31, 2005 from $3.7 million for the three months ended March 31, 2004, due to the factors described above.

Same Station Considerations:

•                                          Operating income in 2004 would not have changed if we had adjusted for operating income from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2004 (exclusive of depreciation and amortization expenses and net time brokerage agreement fees, where applicable).

•                                          During the period ended March 31, 2005, there were no acquisitions or dispositions of radio stations or significant contracts which would have had an effect on operating income for purposes of same station computations (exclusive of depreciation and amortization expenses and net time brokerage agreement fees, where applicable).

Interest Expense:

Three Months Ended
	March 31, 2005		March 31, 2004
(amounts in millions)
Interest Expense		$6.6	$4.8
Amount of Change	$	+ 1.8
Percentage Change	+ 37.5%

Interest Expense:  The increase was primarily attributable to higher average outstanding debt under our senior credit agreement used to finance: (1) the purchase of our stock in the amount of $205.0 million during the prior twelve months under our stock repurchase programs; and (2) acquisitions of $98.8 million in Indianapolis, Buffalo and Providence during the second and third quarters of 2004. These increases in indebtedness were offset by periodic payments of principal.

Income Before Income Taxes:

Three Months Ended
	March 31, 2005	March 31, 2004
(amounts in millions)
Income Before Income Taxes	$26.5	$19.7
Amount of Change	+ 6.8
Percentage Change	+ 34.5%

Income Before Income Taxes:  The increase in income before income taxes was mainly attributable to: (1) an increase in net gain on sale of assets of $5.5 million as a result of the dispositions as described above; (2) an improvement this year in net revenues, net of an increase in operating expenses, for the reasons described above; and (3) an increase in net gain from derivative instruments of $1.0 million to $0.7 million for the three months ended March 31, 2005 from a net loss of $0.3 million for the three months ended March 31, 2004, due to an increase in the forward interest rate to maturity for our outstanding derivatives.  This increase in operating income was offset by: (i) an increase in interest expense of $1.8 million to $6.6 million for the three months ended March 31, 2005 from $4.8 million for the three months ended March 31, 2004, for the reasons described above under interest expense; and (ii) an increase in corporate general and administrative expenses of $1.3 million to $5.0 million for the three months ended March 31, 2005 from $3.7 million for the three months ended March 31, 2004, for the reasons described above under corporate general and administrative expenses.

Income Taxes:

Three Months Ended
	March 31, 2005		March 31, 2004
(amounts in millions)
Income Tax		$10.3	$7.7
Amount of Change	$	+ 2.6
Percentage Change	+ 33.8%

Income Taxes:  The increase in income taxes is primarily a result of an increase in income before income taxes. Our effective income tax rate, which is based on the estimated annual effective tax rate, was 38.8% for the three months ended March 31, 2005 as compared to 39.2% for the three months ended March 31, 2004. The current and deferred portions of our income tax expense were $1.6 million and $8.7 million, respectively, for the three months ended March 31, 2005. All of our income tax expense of $7.7 million was deferred for the three months ended March 31, 2004.

Our deferred tax liability was $164.7 million and $155.9 million as of March 31, 2005 and December 31, 2004, respectively. The deferred tax liability primarily relates to differences between book and tax bases of our FCC licenses. In accordance with the adoption of SFAS 142 on January 1, 2002, we no longer amortize our FCC licenses for financial statement purposes, but instead test them annually for impairment. As our FCC licenses continue to amortize for tax purposes, our deferred tax liability will increase over time. We do not expect the significant portion of our deferred tax liability to reverse over time unless: (1) our FCC licenses become impaired; or (2) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire Company in a taxable transaction.

In 2005, our estimated annual effective tax rate, which may fluctuate from quarter to quarter, will be approximately 38.6%. Our effective tax rate may be materially impacted by: (1) changes in the level of income in any of our taxing jurisdictions; (2) changes in the expected outcome of tax audits; (3) changes in the estimate of expenses that are not deductible for tax purpose; and/or (4) changes in the deferred tax valuation allowance.

Net Income:

Three Months Ended
	March 31, 2005		March 31, 2004
(amounts in millions)
Net Income		$16.2	$12.0
Amount of Change	$	+ 4.2
Percentage Change	+ 35.0%

Net Income:  The increase in net income was primarily attributable to the reasons described above under income before income taxes, net of income tax expense.

Liquidity and Capital Resources

We have used a significant portion of our capital resources to purchase stock under share repurchase programs (see Liquidity and Capital Resources, Share Repurchase Programs below). Generally, our acquisitions and share repurchases are funded from one or a combination of the following sources: (1) our credit agreement; (2) the issuance and sale of securities; (3) internally generated cash flow; and (4) the swapping of our radio stations in transactions which qualify as “like-kind” exchanges under Section 1031 of the Internal Revenue Code.  Historically, we have not paid dividends.

Operating Activities

Net cash flows provided by operating activities were $25.5 million and $30.6 million for the three months ended March 31, 2005 and 2004, respectively. The decrease was mainly attributable to: (1) a $5.5 million elimination from net income of a gain on sale of assets primarily due to the disposition of stations in Seattle and Longview; (2) a $4.6 million decrease in cash provided by working capital to $0.2 million for the three months ended March 31, 2005 from $4.8 million for the three months ended March 31, 2004, primarily due to the acquisition of stations in Indianapolis, Providence and Buffalo in the second and third quarters of 2004; and (3) the working capital impact from increased revenues in 2005. The decrease was offset by a $4.2 million increase in net income to $16.2 million for the three months ended March 31, 2005 from $12.0 million for the three months ended March 31, 2004.

Investing Activities

Net cash flows provided by investing activities were $2.4 million for the three months ended March 31, 2005 and net cash flows used in investing activities were $3.7 million for the three months ended March 31, 2004.

The cash flows provided by investing activities for the three months ended March 31, 2005 reflect the proceeds of $7.8 million from the sale of stations in Seattle and Longview, offset by station acquisition deposits and costs of $3.5 million. The cash flows used in investing activities for the three months ended March 31, 2004 primarily reflect additions to property and equipment of $1.7 million and station acquisition deposits and costs of $1.9 million.

Financing Activities

Net cash flows used in financing activities were $27.9 million and $15.0 million for the three months ended March 31, 2005 and 2004, respectively.

The cash flows used in financing activities for the three months ended March 31, 2005 reflect the repurchase of $89.1 million of Class A common stock and a net increase in outstanding indebtedness of $61.0 million.  The cash flows used in financing activities for the three months ended March 31, 2004 primarily reflect payments of long-term debt of $16.3 million.

Our Bank Revolver

On August 12, 2004, we entered into a bank credit agreement with a syndicate of banks for a five-year senior secured revolving credit facility of $800.0 million, or our “Bank Revolver.” We used the proceeds of $271.0 million from the Bank Revolver to pay all principal outstanding under our previous credit facility. The Bank Revolver, which provides us with an increase in liquidity as compared to our former credit facility, is secured by a pledge of 100% of the capital stock and other equity interest in all of our wholly owned subsidiaries. The Bank Revolver requires us to comply with certain financial covenants and leverage ratios which are defined terms within the agreement, including: (1) Total Debt to Operating Cash Flow, (2) Operating Cash Flow to Interest Expense, and (3) Operating Cash Flow to Fixed Charges. Upon the occurrence of certain events, our borrowing costs can increase to a maximum of Eurodollar plus 1.375% or prime plus 0.875%. The interest payable on the Eurodollar rate is payable at the end of the selected duration. We also pay a commitment fee that varies depending on certain financial covenants and the amount of the unused commitment, to a maximum of 0.375% per annum, on the average unused balance of the Bank Revolver. Management believes we are in compliance with all financial covenants and leverage ratios and all other terms of the agreement.

Our liquidity has improved as a result of refinancing our senior indebtedness as we no longer fund principal payments that were required due to quarterly debt reduction commitments under our previous credit facility. As of March 31, 2005, we had credit available of $406 million under the Bank Revolver, subject to compliance with the covenants under the Bank Revolver at the time of borrowing.  Our liquidity requirements are for working capital and general corporate purposes, including capital expenditures, and any one or more of the following: repurchase of stock, dividends and acquisitions.  In 2005, we expect our cash requirements for payment of estimated taxes on our income to be similar to the cash requirements in 2004. During the three months ended March 31, 2005, we paid $2.4 million in income taxes that included certain state taxes for 2004 and estimated federal and certain state taxes for 2005. Capital expenditures for the three months ended March 31, 2005 were $1.9 million. We anticipate that capital expenditures in 2005 will consist of: (1) an amount between $7.0 million and $8.0 million for capital expenditures incurred in the ordinary course of business and for the conversion of many of our stations to digital radio; and (2) an amount between $7.0 million and $8.0 million incurred for the relocation and consolidation of our studio facilities in several of our markets.  We anticipate that our capital expenditure needs for 2006 should be less than our needs in 2005.

On March 18, 2005, we entered into an asset purchase agreement to acquire three radio stations in Greenville, South Carolina, for a purchase price of $45.0 million. Under this agreement, we funded $4.5 million into an escrow deposit to be applied against the purchase price upon closing. Closing, which is subject to our divestiture of two radio stations in Greenville, South Carolina, and FCC approval, is anticipated to occur in the second half of 2005. We intend to finance the pending acquisition primarily from available borrowings under the Bank Revolver for the amount in excess of the escrow deposit. Additionally, we may seek to obtain other funding or additional financing from time to time.

We believe that cash on hand and cash from operating activities, together with available borrowings under the Bank Revolver, should be sufficient to permit us to meet our financial obligations, including cash to fund our operations and any one or more of the following: acquisitions, dividends and the repurchase of stock. Our Bank Revolver requires that at the time of closing on acquisitions, we must be in compliance with the terms of the Bank Revolver. We believe that we will maintain compliance with the terms of our Bank Revolver. If we are not in compliance, there can be no assurance that we will be successful in amending or entering into a new credit agreement, obtaining additional financing or that we will be able to obtain such financing on terms acceptable to us, which could delay or impair our efforts to consummate current and future acquisitions. Failure to comply with our financial covenants or other terms of the agreement could result in the acceleration of the maturity of our outstanding debt. In addition, under certain circumstances, all or a partial amount of our escrow deposit made in connection with the pending acquisition, could be forfeited if we are unable to timely consummate our pending acquisition.

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

As of March 31, 2005, we had $11.8 million in cash and cash equivalents.  During the three months ended March 31, 2005, we increased our net outstanding debt by $61.0 million, primarily due to the repurchase of stock in the amount of $89.1 million.  As of March 31, 2005, we had outstanding: (1) $394.0 million of senior debt; (2) $0.4 million in a letter of credit; and (3) $150.0 million in senior subordinated notes.

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

Share Repurchase Programs

On May 13, 2004 and on November 1, 2004, the Company’s Board of Directors authorized one-year share repurchase programs of up to $100.0 million for each program. On a combined basis under these two repurchase programs, 5.5 million shares were repurchased in the amount of $200.0 million at an average price of $36.68 per share.

On March 17, 2005, the Company’s Board of Directors authorized a one-year share repurchase program of up to $100.0 million. Under this program, as of March 31, 2005, 0.1 million shares were purchased in the amount of $5.0 million at an average price of $35.55 per share.  Subsequent to March 31, 2005 and as of May 6, 2005, 0.2 million shares were purchased in the amount of $5.0 million at an average price of $33.06 per share. As of May 6, 2005, $90.0 million remained authorized as available for repurchase.

Contractual Obligations

The following table reflects a summary as of March 31, 2005 of our contractual obligations for the remainder of the year 2005 and thereafter:

	Payments due by period
Contractual Obligations:	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(amounts in thousands)

Long-term debt obligations (1)	$712,329	$20,173	$53,793	$440,488	$197,875
Operating lease obligations	—	—	—	—	—
Purchase obligations (2)	191,967	101,586	72,137	17,747	497
Other long-term liabilities (3)	171,883	—	2,319	1,893	167,671
Total	$1,076,179	$121,759	$128,249	$460,128	$366,043

(1)                                  (a)  Our Bank Revolver had outstanding debt in the amount of $394.0 million as of March 31, 2005. The maturity under our Bank Revolver could be accelerated if we do not maintain certain covenants. The above table includes projected interest expense under the remaining term of the agreement.

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

(b)  We have an obligation to complete a transaction to acquire the assets of three radio stations in Greenville, South Carolina for a purchase price of $45.0 million.

(c)  We have certain liabilities of $2.0 million related to: (i) our obligation to provide a letter of credit; (ii) an obligation to increase our interest in a partnership carried as an investment; and (iii) construction obligations in connection with the relocation and consolidation of certain of our studio facilities.

(d)  In addition to the above, purchase obligations of $145.0 million include contracts for on-air personalities, sports programming rights, ratings services, music licensing fees and equipment maintenance.

(3)                                  Included in our long-term liabilities of $171.9 million are deferred income tax liabilities of $164.7 million that are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax liabilities may vary according to changes in tax laws, tax rates and the operating results of our Company. As a result, it is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities have been reflected in “More Than 5 Years.”

Off-Balance Sheet Arrangements

We utilize letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under our Bank Revolver. An outstanding letter of credit of $0.4 million as of March 31, 2005 was immaterial.

We enter into interest rate swap contracts to hedge a portion of our variable rate debt. See Note 8 in the accompanying condensed consolidated financial statements for a detailed discussion of our derivative instruments.

In connection with our pending acquisition in Greenville, South Carolina, we determined that FIN 46R was not applicable. The seller, as the primary beneficiary, could incur the expected losses that could arise from the entities holding the assets to be acquired. As a result, we did not include in the condensed consolidated balance sheets as of March 31, 2005 the fair value of all of the assets and liabilities of the seller’s entities that contained the assets that are to be acquired under the asset purchase agreement. Upon closing of this transaction, we expect to consolidate the assets that are to be acquired under the asset purchase agreement.

We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at March 31, 2005. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

EITF Topic D-108

At the September 2004 meeting of the Emerging Issues Task Force, or EITF, the Securities and Exchange Commission, or SEC, staff announced guidance on the use of the residual method to value acquired intangible assets other than goodwill in a business combination (EITF Topic D-108). The SEC concluded that the residual method does not comply with the requirements of Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations.”  Instead, a direct value method should be used to determine the fair value of all intangible assets required to be recognized under SFAS No. 141. Similarly, impairment testing of intangible assets should not rely on a residual method and instead, should comply with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption of the guidance did not have a material effect on our financial position, results of operations or cash flows.

SFAS No. 153

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29.”  SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets, which requires that the accounting for the exchange be based on the recorded amount of the asset relinquished, and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” The provisions in SFAS No. 153 are effective for nonmonetary asset exchanges occurring in the interim reporting period beginning July 1, 2005.  Early application is permitted and companies must apply the standard prospectively.  We do not expect the adoption of SFAS No. 153 to have a material effect on our financial position, results of operations or cash flows.

SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123R, as revised, “Share-Based Payment.”  SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans.  SFAS No. 123R requires companies to recognize in their financial statements the compensation expense relating to share-based payment transactions that would include all stock options that have future vesting provisions, as modified, or as newly granted beginning on the grant date of such options.  Prior to the effective date of this revision, SFAS No. 123 permitted entities the option of applying the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income (loss) would have been had the company used the preferable fair-value-based method. We will be required to implement SFAS No. 123R for the annual reporting period beginning January 1, 2006 (on April 14, 2005, the Securities and Exchange Commission delayed the implementation date from July 1, 2005 to January 1, 2006).  The adoption of SFAS No. 123R will have a significant impact on our results of operations, although it will have no impact on our overall financial position.

SAB No. 107

On March 29, 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107 to assist in the implementation challenges of SFAS No. 123 and to enhance the information provided to investors. SAB No. 107 creates a framework that is premised on two themes: (1) considerable judgment is required by us to successfully implement SFAS No. 123R; and (2) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options.  Accordingly, situations in which there is only one acceptable fair value estimate are expected to be rare.

FIN 47

On March 30, 2005, the FASB issued FIN 47,  “Accounting for Conditional Asset Retirement Obligations,” that clarifies when an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated.  The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity, however, the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity.   FIN 47, which also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation, will be effective for the year ended December 31, 2005. We do not expect that the adoption of FIN 47 will have a material effect on our financial position, results of operations or cash flows.

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

Allowance for Doubtful Accounts

We must make an estimated allowance for doubtful accounts for estimated losses resulting from our customers’ inability to make payments to us. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Our historical estimates have been a reliable method to estimate future allowances, with historical reserves averaging less than 4.0% of our outstanding receivables. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances could be required. The effect of an increase in our allowance of 1% of our outstanding receivables as of March 31, 2005, to 4.3% from 3.3% or $0.7 million to $3.1 million from $2.4 million, would result in a decrease in net income of $0.4 million, net of taxes, for the three months ended March 31, 2005.

Radio Broadcasting Licenses and Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets.  As of March 31, 2005, we had recorded approximately $1.4 billion in radio broadcasting licenses and goodwill, which represented approximately 86.6% of our total assets. In assessing the recoverability of these assets, we must conduct annual impairment testing required by SFAS No. 142 and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value. We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets and our estimate of the value contains assumptions incorporating variables that are based on past experiences and judgments about future performance of our stations. These variables would include but not be limited to: (1) the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in future period write-downs in the carrying value of our broadcasting licenses and goodwill assets.

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

Estimation of Effective Tax Rates And Tax Contingencies

We evaluate our effective tax rates regularly and adjust rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which we operate, among other factors.  Tax contingencies are also recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities.  In addition, when appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized.  In determining if a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events.  These potential exposures result from the varying application of statutes, rules, regulations and interpretations.   We believe our estimate of the value of our tax contingencies and valuation allowances are critical accounting estimates as they contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions.  It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued.  Our estimate of our effective tax rates has not changed significantly in past years, with rates that ranged from 37.5% to 40.0%.  The effect of a 1% increase in our estimated tax rates as of March 31, 2005, would result in an increase in income tax expense of $0.3 million to $10.6 million from $10.3 million for the three months ended March 31, 2005.  The 1% increase in income tax expense would result in a decrease in net income of $0.3 million (net income per diluted share of $0.01) for the three months ended March 31, 2005.

RISK FACTORS

Many statements contained in this report are forward-looking in nature. These statements are based on current plans, intentions or expectations and actual results could differ materially as we cannot guarantee that we will achieve these plans, intentions or expectations.  Key risks to our company are described in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2005.

ITEM 3.                                                     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt.  Under certain covenants that are measured periodically, we may be required from time to time to protect ourselves from interest rate fluctuations through the use of derivative rate hedging instruments.  If the borrowing rates under LIBOR were to increase 1% above the current rates as of March 31, 2005, our interest expense on our senior debt would increase approximately $3.6 million on an annual basis, including any interest expense associated with the use of derivative rate hedging instruments as described below. We do not have significant interest rate risk related to our senior subordinated notes, which have a fixed interest rate of 7.625%.

As of March 31, 2005, we had a derivative rate hedging transaction in place for a notional amount of $30.0 million that effectively fixes LIBOR at 5.8% and expires in 2008.  The fair value of the rate hedging transaction as of March 31, 2005, based upon current market rates, is included as derivative instruments in other long-term liabilities according to the maturity date of the instrument. Our rate hedging transaction is tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The fair value of the hedging transaction is affected by a combination of several factors, including the change in the three-month LIBOR rate and the forward interest rate to maturity. Any increase in the three-month LIBOR rate and/or the forward interest rate to maturity results in a more favorable valuation, while any decrease in the three-month LIBOR rate and/or forward interest rate to maturity results in a less favorable valuation. The derivative instrument liability as of March 31, 2005 was $1.3 million, which represented a decrease of $0.7 million from the balance as of December 31, 2004. This decrease in liability was due primarily to an increase in the forward interest rate to maturity and an increase in LIBOR rates.

Our credit exposure under this agreement, or similar agreements we may enter into in the future, is the cost of replacing an agreement in the event of nonperformance by our counter-party.  To minimize this risk, we select high credit quality counter-parties.  We do not anticipate nonperformance by such counter-parties, and no material loss would be expected in the event of the counter-parties’ nonperformance.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                                                     Legal Proceedings

We are from time to time involved in litigation incidental to the conduct of our business, but we are not a party to any lawsuit or proceeding that, in our opinion, is likely to have a material adverse effect on us.

There have been no other material developments relating to the legal proceedings described in our Form 10-K, filed with the Securities and Exchange Commission on March 2, 2005.

ITEM 2.                                                     Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ending March 31, 2005, we made repurchases of our Class A common stock pursuant to two (2) separate one-year $100.0 million share repurchase programs adopted by our Board of Directors on November 1, 2004 and March 17, 2005, respectively.  The following table provides information on our repurchases during the quarter ended March 31, 2005:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs
January 1, 2005 - January 31, 2005 (1)	—	$—	—	$84,076,538
February 1, 2005 - February 28, 2005 (1)	1,222,300	$33.20	1,222,300	$43,495,731
March 1, 2005 - March 31, 2005 (1)(2)	1,362,500	$35.59	1,362,500	$95,003,830
Total	2,584,800		2,584,800

(1)                                  On November 1, 2004, our Board of Directors announced the adoption of a plan to repurchase up to $100.0 million of our Class A common stock (the “November 2004 Plan”).  The November 2004 Plan expired on March 18, 2005, the date on which we had repurchased an aggregate of $100.0 million of our Class A common stock.

(2)                                  On March 17, 2005, our Board of Directors announced the adoption of a plan to repurchase up to $100.0 million of our Class A common stock (the “March 2005 Plan”).  The March 2005 Plan expires on March 16, 2006.

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

10.01	The summary of certain annual bonuses to our named executive officers, made on January 21, 2005. (4)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (5)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (5)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)(6)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)(6)

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

(4)                                  Incorporated by reference to our Current Report on Form 8-K, as filed on January 27, 2005

(5)                                  Filed herewith.

(6)                                  These exhibits are submitted as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP.
(Registrant)

Date: May 9, 2005	/S/ David J. Field
Name: David J. Field
Title: President and Chief Executive Officer
(principal executive officer)

Date: May 9, 2005	/S/ Stephen F. Fisher
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

10.01	The summary of certain annual bonuses to our named executive officers, made on January 21, 2005. (4)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (5)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (5)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)(6)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)(6)

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

(4)                                  Incorporated by reference to our Current Report on Form 8-K, as filed on January 27, 2005

(5)                                  Filed herewith.

(6)                                  These exhibits are submitted as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.