Form 10-Q
period 2005-06-30
ENTERCOM COMMUNICATIONS CORP
filed 2005-08-09
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Class A Common Stock,  $.01 par value – 37,656,138 Shares Outstanding as of August 2, 2005

Class B Common Stock,  $.01 par value – 8,271,805 Shares Outstanding as of August 2, 2005

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

i

PART I

FINANCIAL INFORMATION

ITEM 1.     Financial Information

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2005 AND DECEMBER 31, 2004

(amounts in thousands)

(unaudited)

ASSETS

	JUNE 30,	DECEMBER 31,
	2005	2004
CURRENT ASSETS:
Cash and cash equivalents	$11,108	$11,844
Accounts receivable, net of allowance for doubtful accounts	87,381	78,341
Prepaid expenses and deposits	9,137	4,664
Prepaid and refundable income taxes	4,894	5,470
Deferred tax assets	3,060	2,881
Investment in deconsolidated subsidiaries	—	2,260
Total current assets	115,580	105,460

INVESTMENTS	9,393	12,291

PROPERTY AND EQUIPMENT:
Land, land easements and land improvements	14,814	14,794
Building	14,315	14,306
Equipment	102,847	102,429
Furniture and fixtures	14,490	14,552
Leasehold improvements	16,911	16,953
	163,377	163,034
Accumulated depreciation	(75,597)	(69,277)
	87,780	93,757
Capital improvements in progress	4,437	1,248
Net property and equipment	92,217	95,005

RADIO BROADCASTING LICENSES - Net	1,288,962	1,289,040

GOODWILL - Net	150,982	150,982

DEFERRED CHARGES AND OTHER ASSETS - Net	17,639	15,183

TOTAL	$1,674,773	$1,667,961

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2005 AND DECEMBER 31, 2004

(amounts in thousands)

(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	JUNE 30,	DECEMBER 31,
	2005	2004
CURRENT LIABILITIES:
Accounts payable	$2,072	$1,569
Accrued expenses	11,617	10,587
Accrued liabilities:
Salaries	7,880	7,327
Interest	4,201	4,221
Advertiser obligations and commissions	1,734	1,457
Other	446	440
Non-controlling interest - variable interest entity	—	165
Current portion of long-term debt	18	17
Total current liabilities	27,968	25,783

LONG-TERM LIABILITIES:
Senior debt	373,750	333,259
7.625% senior subordinated notes	150,000	150,000
Deferred tax liabilities	173,227	155,918
Other long-term liabilities	7,665	6,928
Total long-term liabilities	704,642	646,105
Total liabilities	732,610	671,888

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	459	486
Additional paid-in capital	832,395	925,883
Retained earnings	110,292	69,780
Unearned compensation for unvested shares of restricted stock	(2,682)	(2,853)
Accumulated other comprehensive income	1,699	2,777
Total shareholders’ equity	942,163	996,073

TOTAL	$1,674,773	$1,667,961

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(amounts in thousands, except share and per share data)

(unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2005	2004

NET REVENUES	$213,796	$200,715

OPERATING EXPENSES:
Station operating expenses	124,001	116,879
Depreciation and amortization	7,983	7,780
Corporate general and administrative expenses	9,598	7,651
Time brokerage agreement (income) fees	(24)	181
Net (gain) loss on sale or disposal of assets	(5,492)	749
Total operating expenses	136,066	133,240
OPERATING INCOME	77,730	67,475

OTHER EXPENSE (INCOME):
Interest expense, including amortization of deferred financing costs of $658 in 2005 and $488 in 2004	14,002	9,618
Interest income	(134)	(109)
Net gain on derivative instruments	(544)	(1,031)
(Gain) loss on investments	(1,069)	176
TOTAL OTHER EXPENSE	12,255	8,654

INCOME BEFORE INCOME TAXES	65,475	58,821

INCOME TAXES	24,963	22,825

NET INCOME	$40,512	$35,996

NET INCOME PER SHARE - BASIC	$0.87	$0.70
NET INCOME PER SHARE - DILUTED	$0.86	$0.70

WEIGHTED AVERAGE SHARES:
Basic	46,739,220	51,269,969
Diluted	47,021,613	51,715,582

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2005	2004

NET REVENUES	$119,489	$113,677

OPERATING EXPENSES:
Station operating expenses	65,493	62,356
Depreciation and amortization	3,947	3,778
Corporate general and administrative expenses	4,618	3,943
Time brokerage agreement fees	—	181
Net loss on sale or disposal of assets	41	718
Total operating expenses	74,099	70,976
OPERATING INCOME	45,390	42,701

OTHER EXPENSE (INCOME):
Interest expense, including amortization of deferred financing costs of $329 in 2005 and $244 in 2004	7,384	4,800
Interest income	(78)	(43)
Net loss (gain) on derivative instruments	166	(1,361)
(Gain) loss on investments	(1,028)	176
TOTAL OTHER EXPENSE	6,444	3,572

INCOME BEFORE INCOME TAXES	38,946	39,129

INCOME TAXES	14,671	15,097

NET INCOME	$24,275	$24,032

NET INCOME PER SHARE - BASIC AND DILUTED	$0.53	$0.47

WEIGHTED AVERAGE SHARES:
Basic	45,855,140	51,051,206
Diluted	46,135,783	51,412,878

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(amounts in thousands)

(unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2005	2004

NET INCOME	$40,512	$35,996

OTHER COMPREHENSIVE LOSS, NET OF TAX BENEFIT:
Unrealized loss on investments, net of a tax benefit of $680 in 2005 and $436 in 2004	(1,078)	(690)

COMPREHENSIVE INCOME	$39,434	$35,306

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2005	2004

NET INCOME	$24,275	$24,032

OTHER COMPREHENSIVE LOSS, NET OF TAX BENEFIT:
Unrealized loss on investments, net of a tax benefit of $798 in 2005 and $721 in 2004	(1,265)	(1,142)

COMPREHENSIVE INCOME	$23,010	$22,890

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2005 AND YEAR ENDED DECEMBER 31, 2004

(amounts in thousands, except share data)

(unaudited)

								Accumulated
								Other
								Compre-
	Common Stock				Additional	Retained	Unearned	hensive
	Class A		Class B		Paid-in	Earnings	Compen-	Income
	Shares	Amount	Shares	Amount	Capital	(Deficit)	sation	(Loss)	Total

Balance, December 31, 2003	43,019,311	$430	8,441,905	$84	$1,035,151	$(5,854)	$(689)	$2,488	$1,031,610
Net income	—	—	—	—	—	75,634	—	—	75,634
Conversion of Class B common stock to Class A common stock	170,100	2	(170,100)	(2)	—	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	2	—	—	—	2
Compensation expense related to granting of restricted stock	70,624	1	—	—	2,818	—	(2,164)	—	655
Issuance of Class A common stock related to an incentive plan	18,134	—	—	—	576	—	—	—	576
Exercise of stock options	93,816	1	—	—	3,229	—	—	—	3,230
Class A common stock repurchase	(3,007,900)	(30)	—	—	(115,893)	—	—	—	(115,923)
Net unrealized gain on investments	—	—	—	—	—	—	—	289	289
Balance, December 31, 2004	40,364,085	404	8,271,805	82	925,883	69,780	(2,853)	2,777	996,073
Net income	—	—	—	—	—	40,512	—	—	40,512
Compensation expense valuation adjustment for restricted stock	—	—	—	—	(155)	—	155	—	—
Compensation expense related to granting of restricted stock	13,550	—	—	—	681	—	16	—	697
Issuance of Class A common stock related to an incentive plan	9,566	—	—	—	278	—	—	—	278
Exercise of stock options	4,750	—	—	—	143	—	—	—	143
Tax benefit adjustment related to option exercises	—	—	—	—	(391)	—	—	—	(391)
Class A common stock repurchase	(2,736,000)	(27)	—	—	(94,044)	—	—	—	(94,071)
Net unrealized loss on investments	—	—	—	—	—	—	—	(1,078)	(1,078)
Balance, June 30, 2005	37,655,951	$377	8,271,805	$82	$832,395	$110,292	$(2,682)	$1,699	$942,163

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(amounts in thousands)

(unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2005	2004

OPERATING ACTIVITIES:
Net income	$40,512	$35,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes amortization of station operating expenses of $5 in 2005)	7,988	7,780
Amortization of deferred financing costs	658	488
Deferred taxes	17,369	19,067
Tax benefit on exercise of options	11	378
Provision for bad debts	1,701	1,851
(Gain) loss on dispositions and exchanges of assets	(5,492)	749
Non-cash stock-based compensation expense	446	317
(Gain) loss on investments	(1,069)	176
Net gain on derivative instruments	(544)	(1,031)
Deferred rent	725	234
Unearned revenue -long-term	361	—
Deferred compensation	371	44
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
Accounts receivable	(10,745)	(6,860)
Prepaid expenses and deposits	(4,452)	(2,600)
Prepaid and refundable income taxes	575	(2,619)
Accounts payable and accrued liabilities	2,476	2,355
Net cash provided by operating activities	50,891	56,325

INVESTING ACTIVITIES:
Additions to property and equipment	(4,822)	(3,365)
Proceeds from sale of property, equipment, intangibles and other assets	7,823	787
Purchases of radio station assets	—	(25,229)
Deferred charges and other assets	(78)	(217)
Cash of variable interest entity	—	241
Purchases of investments	(52)	(24)
Proceeds from investments	2,261	127
Station acquisition deposits and costs	(3,591)	(5,024)
Net cash provided by (used in) investing activities	1,541	(32,704)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	98,000	65,000
Payments of long-term debt	(57,509)	(44,508)
Proceeds from issuance of stock under the employee stock plan	278	305
Purchase of the Company’s Class A common stock	(94,071)	(50,055)
Proceeds from the exercise of stock options	132	1,927
Net cash used in financing activities	(53,170)	(27,331)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(738)	(3,710)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,844	15,894
CASH ADJUSTMENT FOR REVERSAL OF DECONSOLIDATED SUBSIDIARIES	2	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,108	$12,184

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$13,356	$9,193
Income taxes paid	$6,874	$6,535

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES -

For the six months ended June 30, 2005, the Company increased its additional paid-in-capital by $0.5 million in connection with the issuance of certain awards of Restricted Stock for 13,550 shares of Class A common stock and a valuation adjustment from previous awards of Restricted Stock.

For the six months ended June 30, 2005, the Company decreased its additional paid-in-capital by $0.4 million in connection with tax benefits associated with the exercise of stock options.

For the six months ended June 30, 2004, the Company increased its additional paid-in-capital by $1.2 million in connection with the issuance of certain awards of Restricted Stock for 25,174 shares of Class A common stock.

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

1.             BASIS OF PRESENTATION

The condensed consolidated interim unaudited financial statements included herein have been prepared by Entercom Communications Corp. and its subsidiaries (collectively, the “Company”) in accordance with (1) generally accepted accounting principles for interim financial information and (2) the instructions of the Securities and Exchange Commission (the “SEC”) for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented.  All such adjustments are of a normal, recurring nature. The Company’s results are subject to seasonal fluctuations and, therefore, the results shown on an interim basis are not necessarily indicative of results for a full year.

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

Recent Accounting Pronouncements

EITF Issue No. 05-6

At a June 2005 meeting, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” The amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception should be based on the lesser of the useful life of the leasehold improvements or the period of the lease including all renewal periods that are reasonably assured of exercise at the time of the acquisition.  The consensus is to be applied prospectively to leasehold improvements acquired subsequent to the EITF ratification date of June 29, 2005. The Company does not expect that the adoption of Issue No. 05-6 will have a material effect on the Company’s financial position, results of operations or cash flows.

SFAS No. 154

On June 1, 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error.  In addition, another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate.  Under APB Opinion No. 20, such a change would have been reported as a change in accounting principle.  SFAS No. 154 applies to accounting changes and error corrections that are made by the Company beginning January 1, 2006.  The Company does not expect that the adoption of SFAS No. 154 will have a material effect on the Company’s financial position, results of operations or cash flows.

FIN 47

On March 30, 2005, the FASB issued FIN 47,  “Accounting for Conditional Asset Retirement Obligations,” that clarifies when an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated.  The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity.  FIN 47, which also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation, will be effective for the year ended December 31, 2005. The Company will reflect the cumulative effect of initially applying FIN 47 as a change in accounting principle. The Company does not expect that the adoption of FIN 47 will have a material effect on the Company’s financial position, results of operations or cash flows.

SAB No. 107

On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 to assist in the implementation challenges of SFAS No. 123R and to enhance the information provided to investors. SAB No. 107 creates a framework that is premised on two themes: (1) considerable judgment is required by the Company to successfully implement SFAS No. 123R; and (2) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options.  Accordingly, situations in which there is only one acceptable fair value estimate are expected to be rare.

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

SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123R, as revised, “Share-Based Payment.”  SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans.  SFAS No. 123R requires companies to recognize in their financial statements the compensation expense relating to share-based payment transactions that would include all stock options that have future vesting provisions, as modified, or as newly granted beginning on the grant date of such options.  Prior to the effective date of this revision, SFAS No. 123 permitted entities the option of applying the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income (loss) would have been had the Company used the preferable fair-value-based method.

The adoption of SFAS No. 123R, which will be effective for the Company for the annual reporting period beginning January 1, 2006, will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The Company is unable to quantify the impact of adoption of SFAS No. 123R at this time as the impact will be affected by the future grants of share-based payments. In addition, SFAS No. 123R requires that the benefits of tax deductions in excess of recognized compensation expense are reported as cash flow from financing activities. This requirement will increase cash flows from financing activities in periods after adoption. The Company cannot estimate these amounts as it depends on when employees exercise their outstanding stock options and the price of the Company’s stock at the time of exercise.

The Company has not yet determined the implementation strategy that will be used under the three alternatives: (1) modified prospective application without restatement of prior interim periods in the year of adoption; (2) modified prospective application with restatement of prior interim periods in the year of adoption; or (3) modified retrospective application. If the Company had adopted SFAS No. 123R in prior periods, the impact would have approximated the impact of SFAS No. 123 as described in Note 2 in the disclosure of pro forma net income and net income per share.  Accordingly, if SFAS No. 123R had been adopted for the six months ended June 30, 2005 and 2004, net income would have been negatively impacted by $5.0 million ($0.12 per basic share and $0.11 per fully diluted share) and $7.0 million ($0.13 per basic share and $0.14 per fully diluted share), respectively.  If SFAS No. 123R had been adopted for the three months ended June 30, 2005 and 2004, net income would have been negatively impacted by $2.5 million ($0.06 per basic and fully diluted share) and $3.5 million ($0.07 per basic and fully diluted share), respectively. See Note 2 for a discussion of the Company’s current treatment of stock-based compensation.

EITF Issue No. 03-13

In November 2004, the EITF reached a consensus on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.”  Under the consensus, the approach for assessing whether cash flows of the component have been eliminated from the ongoing operations of the entity focuses on whether continuing cash flows are direct or indirect cash flows. Cash flows of the component would not be eliminated if the continuing cash flows to the entity are considered direct cash flows. EITF Issue No. 03-13 is applied to a component of an enterprise that is either disposed of or classified as held for sale and was effective for the Company as of January 1, 2005. The adoption of EITF 03-13 did not have an impact on the Company’s financial position, results of operations or cash flows.

EITF Topic D-108

At the September 2004 meeting of the EITF, the SEC staff announced guidance on the use of the residual method to value acquired intangible assets other than goodwill in a business combination (EITF Topic D-108). The SEC concluded that the residual method does not comply with the requirements of SFAS No. 141, “Business Combinations.”  Instead, a direct value method should be used to determine the fair value of all intangible assets required to be recognized under SFAS No. 141. Similarly, impairment testing of intangible assets should not rely on a residual method and, instead, should comply with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption of the guidance did not have a material effect on the Company’s financial position, results of operations or cash flows.  See Note 4, Indefinite-Lived Intangibles, for further discussion.

2.             INCENTIVE STOCK-BASED COMPENSATION

The Company accounts for its incentive stock-based compensation under the intrinsic value method in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” as interpreted by FIN 44, “Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25.”  The Company presents the pro forma disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and related Interpretations.  SFAS No. 123 requires disclosure of the pro forma effects on net income and net income per share had the fair value recognition provisions of SFAS No. 123 been adopted.  SFAS No. 123 permits the use of either a fair value based method or the intrinsic value method to measure the expense associated with stock-based compensation arrangements.

To determine the pro forma impact, the Company has employed the Black-Scholes model to estimate the fair value of options granted.  This valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including the expected stock price volatility. The Company’s outstanding stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect this estimate (see Note 1, Use of Estimates).

The weighted average fair value of each option granted under the various stock option plans for the six months ended June 30, 2005 and 2004 was $9.38 and $13.25, respectively, and for the three months ended June 30, 2005 and 2004 was $9.31 and $12.18, respectively.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months and Three
	Months Ended June 30,
	2005	2004

Expected life (years)	5	5
Expected volatility factor (%)	22	24
Risk-free interest rate (%)	4.0	3.0
Expected dividend yield (%)	—	—

In accordance with the interim disclosure provisions of SFAS No. 148, the following table presents the pro forma effect on our net income had compensation expense under the Equity Compensation Plan (see Note 3) been recorded for the six months and three months ended June 30, 2005 and 2004, as determined under the fair value method:

	Six Months Ended June 30,
	2005	2004
	(amount in thousands, except per
	share data)

Net income - as reported	$40,512	$35,996
Add: Compensation expense included in net income, net of taxes of $173 in 2005 and $123 in 2004	273	194
Subtract: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes of $3,322 in 2005 and $4,525 in 2004	5,246	7,146
Net income - pro forma	$35,539	$29,044
Basic net income per share - as reported	$0.87	$0.70
Basic net income per share - pro forma	$0.76	$0.57
Diluted net income per share - as reported	$0.86	$0.70
Diluted net income per share - pro forma	$0.76	$0.56

	Three Months Ended June 30,
	2005	2004
	(amount in thousands, except per
	share data)

Net income - as reported	$24,275	$24,032
Add: Compensation expense included in net income, net of taxes of $84 in 2005 and $67 in 2004	133	105
Subtract: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes of $1,669 in 2005 and $2,280 in 2004	2,635	3,617
Net income - pro forma	$21,773	$20,520
Basic net income per share - as reported	$0.53	$0.47
Basic net income per share - pro forma	$0.47	$0.40
Diluted net income per share - as reported	$0.53	$0.47
Diluted net income per share - pro forma	$0.47	$0.40

See Note 1, Basis of Presentation - Recent Accounting Pronouncements, for a discussion of SFAS No. 123R, as revised, “Share-Based Payment,” for the change in the Company’s treatment of stock-based compensation effective with the annual reporting period beginning January 1, 2006.

3.             STOCK OPTIONS AND RESTRICTED STOCK

On February 22, 2005, the Company’s Board of Directors approved an amended and restated Entercom Equity Compensation Plan (“Plan”), which was approved by the shareholders on May 6, 2005. Under this Plan, the Board of Directors authorized for grant: (1) 8.5 million shares of Common Stock (representing 1.2 million additional shares than authorized under the prior plan); and (2) in each year beginning in 2006, an additional amount not to exceed 1.5 million shares. The Plan allows officers (including those also serving as directors) and other employees, non-employee directors and key advisors and consultants, selected by a Committee of the Board of Directors, to receive incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights in the Common Stock of the Company.  The shares of restricted stock that have been issued vest over periods that vary up to four years.  The options that have been issued vest over a four-year period and expire ten years from the date of grant.  See Note 2, Table of Pro Rata Compensation Expense under the Equity Compensation Plan.

During the periods presented, the Company recognized non-cash compensation expense primarily for the granting of restricted stock.

Options

During the six months ended June 30, 2005 and 2004, the Company issued non-qualified options to purchase 0.1 million shares and 0.8 million shares, respectively, of its Class A Common Stock at prices per share ranging from $32.17 to $35.05 and $38.77 to $52.99, respectively.  In addition, during the six months ended June 30, 2005, the Company decreased its additional paid-in-capital by $0.4 million in connection with tax benefits associated with the exercise of stock options.  All of these options vest over a four-year period.

Restricted Stock

During the six months ended June 30, 2005, the Company issued 13,550 shares of restricted stock (net of forfeitures) and increased its additional paid-in-capital by $0.5 million (net of a valuation adjustment from previously issued shares of restricted stock). During the six months ended June 30, 2004, the Company issued 25,174 shares of restricted stock and increased its additional paid-in-capital by $1.2 million. The shares of restricted stock vest over periods that range from one to four years. In connection with awards of restricted stock, the Company recognized non-cash stock-based compensation expense in the amounts of $0.4 million and $0.3 million for the six months ended June 30, 2005 and 2004, respectively, and $0.2 million for each of the three months ended June 30, 2005 and 2004.

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

Other than goodwill, the Company uses a direct value method to determine the fair value of all intangible assets required: (1) to be recognized under SFAS No. 141; and (2) to be tested for impairment under the provisions of SFAS No. 142.  See Note 1, Basis of Presentation - Recent Accounting Pronouncements (EITF Topic D-108), for further discussion.

Broadcasting Licenses

SFAS No. 142 requires the Company to test broadcasting licenses on an annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of broadcasting licenses below the amount reflected in the balance sheet. The annual test, which is performed by the Company in the first quarter of each year, requires that the Company: (1) determine the reporting unit; and (2) compare the carrying amount of the broadcasting licenses reflected on the balance sheet in each reporting unit to the fair value of the reporting unit’s broadcasting licenses.

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

During each of the first quarters of 2005 and 2004, the Company completed the non-amortizing intangible asset impairment test for broadcasting licenses and determined that: (1) the reporting unit was a radio market; and (2) the fair value of the broadcasting licenses was equal to or greater than the amount reflected in the balance sheet for each of the Company’s markets. Based upon the results of each of the asset impairment tests, no impairment charges were recorded.  No events occurred or circumstances changed since these tests were conducted that would, more likely than not, change the fair value of broadcasting licenses below the amount reflected in the balance sheets and, accordingly, no impairment charges were recorded for the six months ended June 30, 2005 and 2004.

If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company’s broadcasting licenses below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods. The amount of unamortized broadcasting licenses reflected in the balance sheet as of June 30, 2005 was $1.3 billion.

Goodwill

SFAS No. 142 requires the Company to test goodwill on an annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of goodwill below the amount reflected in the balance sheet.  The Company performs its annual impairment test during the second quarter of each year by: (1) determining the reporting unit; and (2) comparing the fair value for each reporting unit with the amount reflected on the balance sheet. If the fair value for any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to the amount reflected in the balance sheet.

To determine the fair value, the Company uses an income or market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.

The Company performed its annual impairment test during each of the second quarters of 2005 and 2004 by comparing the fair value for market with the amount reflected on the balance sheet. As a result of these tests, the Company did not record any impairment charges for the six months ended June 30, 2005 and 2004. If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods. The amount of goodwill reflected in the balance sheet as of June 30, 2005 was $151.0 million.

There was no change in the carrying amount of goodwill for the six months ended June 30, 2005.

(B) Definite-Lived Intangibles

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships,  acquired advertising contracts and income leases that are amortized in accordance with SFAS No. 142. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The amounts of the amortization expense for definite-lived intangible assets were $0.3 million for each of the six months ended June 30, 2005 and 2004 and $0.1 million for each of the three months ended June 30, 2005 and 2004.  As of June 30, 2005, the Company reflected $0.7 million in unamortized definite-lived assets, which amounts are included in deferred charges and other assets on the balance sheet.

The following is an estimate of the amortization expense for definite-lived assets, in thousands, for each of the succeeding years ending December 31:

Definitive-
Lived
Assets
Years ending December 31,
2005 (excludes the six months ended June 30, 2005)	$152
2006	228
2007	144
2008	84
2009	44
Thereafter	34
Total	$686

5.             ACQUISITIONS, DISPOSITIONS, OTHER EVENTS AND UNAUDITED PRO FORMA SUMMARY

Acquisitions for the Six Months Ended June 30, 2005

There were no acquisitions during the six months ended June 30, 2005.

Dispositions for the Six Months Ended June 30, 2005

Longview, Washington

On March 31, 2005, the Company completed the transaction to sell the radio station assets of KBAM-AM, KEDO-AM, KLYK-FM and KRQT-FM, Longview, Washington, for $2.2 million in cash. The Company recorded a gain on the sale of assets of less than $0.1 million during the first quarter of 2005.

Seattle, Washington

On January 21, 2005, the Company completed the transaction to sell the radio station assets of KDDS-AM (the call letters were changed from KNWX-AM in December 2004), Seattle, Washington, for $6.0 million in cash. The Company recorded a gain on sale of assets of $5.5 million during the first quarter of 2005. The Company believes that the elimination of this station will not alter the competitive position of the seven stations the Company continues to operate in this market.

Other Events

Portland, Oregon

In connection with the purchase in December 2003 of radio station assets from Fisher Communications, Inc. (“Fisher”), the Company purchased land that was contaminated with low levels of pesticide residue in the soil and trace amounts of pesticide residue in the shallow ground water. During January 2005, the Company received confirmation of the state’s notice to Fisher that remediation was not required at this site. As a result of the state’s notice to Fisher, the Company shortly thereafter: (1) authorized the release of $1.0 million in escrow that was recorded on the Company’s balance sheet as station deposits under deferred charges and other assets; and (2) reduced, by $1.0 million, accrued expenses recorded under current liabilities in the balance sheet for the remaining amount due to Fisher.

Unaudited Pro Forma Summary Of Financial Information

The following unaudited pro forma summary of financial information presents the consolidated results of operations as if any acquisitions which occurred during the period of January 1, 2004 through June 30, 2005 had all occurred as of the beginning of the respective periods. The summary also includes certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund acquisitions which would have been incurred had such acquisitions occurred as of the beginning of the respective periods.  For the six months and three months ended June 30, 2005, actual financial information is presented as there were no acquisitions during the six months ended June 30, 2005. For a discussion of the acquisitions, please refer to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2005, which should be read in conjunction with the Company’s condensed consolidated financial statements, the related notes and all other information included elsewhere in this Form 10-Q. These unaudited pro forma results, which do not reflect: (1) dispositions of radio stations; and (2) acquisitions and dispositions of certain contracts or joint sales agreements, have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Six Months Ended June 30,
	2005	2004
	(amounts in thousands, except per share data)
	Actual	Pro Forma

Net revenues	$213,796	$204,689
Net income	$40,512	$34,149
Net income per share - basic	$0.87	$0.67
Net income per share - diluted	$0.86	$0.66

	Three Months Ended June 30,
	2005	2004
	(amounts in thousands, except per share data)
	Actual	Pro Forma

Net revenues	$119,489	$115,289
Net income	$24,275	$23,457
Net income per share - basic & diluted	$0.53	$0.46
Net income per share - diluted	$0.53	$0.46

6.             SENIOR DEBT

Bank Revolver

On August 12, 2004, the Company entered into a bank credit agreement  (the “Bank Revolver”) with a syndicate of banks for a five-year senior secured revolving credit facility of $800.0 million. The Company used the proceeds of $271.0 million from the Bank Revolver to pay all of the outstanding debt under the Company’s former credit facility. The Company expects to use the Bank Revolver to: (1) provide for working capital; and (2) provide for general corporate purposes, including capital expenditures and any or all of the following: repurchases of Class A Common Stock, dividends and acquisitions. The Bank Revolver is secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly owned subsidiaries. The Bank Revolver requires the Company to comply with certain financial covenants and leverage ratios which are defined terms within the agreement, including: (1) Total Debt to Operating Cash Flow; (2) Operating Cash Flow to Interest Expense; and (3) Operating Cash Flow to Fixed Charges. Upon the occurrence of certain events, the Company’s borrowing costs can increase to a maximum of Eurodollar plus 1.375% or prime plus 0.875%. The interest payable on the Eurodollar rate is payable at the end of the selected duration. The Company also pays a commitment fee that varies, depending on certain financial covenants and the amount of the unused commitment, to a maximum of 0.375% per annum, on the average unused balance of the Bank Revolver. As of June 30, 2005, the Company had $373.5 million outstanding, as well as a $0.4 million Letter of Credit, under the Bank Revolver. Subject to covenant compliance at the time of each borrowing, the amount available under the Bank Revolver as of June 30, 2005 was $426.1 million.  Management believes that as of June 30, 2005, the Company was in compliance with all financial covenants and leverage ratios and all other terms of the Bank Revolver.

Interest Rate Transactions

The Company enters into interest rate transactions with different banks to diversify its risk associated with interest rate fluctuations against the variable rate debt under the Bank Revolver and to comply with certain covenants under the Bank Revolver. Under these transactions, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt.  As of June 30, 2005, the Company had an interest rate transaction outstanding that was entered into in February 1998 with a notional amount of $30.0 million and an initial term of 10 years, that effectively fixes the interest at a rate of 5.8% on borrowings equal to the total notional amount (see Note 8, Derivative and Hedging Activities).

7.             SENIOR SUBORDINATED NOTES

On March 5, 2002, the Company issued $150.0 million of 7.625% Senior Subordinated Notes (“Notes”) due March 1, 2014 and received net proceeds of $145.7 million.  There were approximately $4.3 million in deferred offering costs recorded in connection with this issuance, which are amortized to interest expense over the life of the Notes using the effective interest rate method.

Interest on the Notes, which are in denominations of $1,000 each, accrues at the rate of 7.625% per annum and is payable semi-annually in arrears on March 1 and September 1. The Company may redeem the Notes on and after March 1, 2007 at an initial redemption price of 103.813% of their principal amount plus accrued interest.  The Notes are unsecured and rank junior to the Company’s senior indebtedness.  In addition to the parent, Entercom Communications Corp., all of the Company’s subsidiaries (other than Entercom Radio, LLC, the issuer of the Notes) have fully and unconditionally guaranteed jointly and severally these Notes (“Subsidiary Guarantors”).  Under certain covenants, the Subsidiary Guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Notes, and the Subsidiary Guarantors cannot incur additional indebtedness if the Leverage Ratio exceeds a specified level.

8.             DERIVATIVE AND HEDGING ACTIVITIES

In accordance with the provisions of SFAS No. 133, “Accounting for Derivative and Hedging Activities,” which was amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, the Company follows established accounting and reporting standards for: (1) derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives; and (2) hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.  All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects net income (loss). SFAS No. 133 defined new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting under this standard.  A derivative that does not qualify as a hedge is marked to fair value through the statement of operations. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item.  If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.  See Note 6, Senior Debt – Interest Rate Transactions.

Non-Hedge Accounting Treatment

During the six months ended June 30, 2005 and 2004 and as of June 30, 2005 and 2004, the Company had a derivative outstanding with a notional amount of $30.0 million that did not qualify for hedge accounting treatment. For the six months ended June 30, 2005 and 2004, the Company recorded to the statement of operations gains of $0.5 million and $1.0 million, respectively, under net gain on derivative instruments. For the three months ended June 30, 2005 and 2004, the Company recorded to the statement of operations a $0.2 million loss and a $1.4 million gain, respectively, under net loss (gain) on derivative instruments.

Hedge Accounting Treatment

During the six months ended June 30, 2005 and 2004, the Company had no derivatives that qualified for hedge accounting treatment.

9.             COMMITMENTS AND CONTINGENCIES

Pending Acquisition

Greenville, South Carolina

On March 18, 2005, the Company entered into an asset purchase agreement to acquire the assets of WROQ-FM, WTPT-FM and WGVC-FM, serving the Greenville, South Carolina radio market, for $45.0 million in cash, of which $4.5 million was paid by the Company as a deposit on March 21, 2005. This transaction is subject to approval by the Federal Communications Commission (the “FCC”). Under the Communications Act, the FCC imposes specific limits on the number of commercial radio stations an entity can own in a single market. The Company entered into an agreement to sell two of its FM radio stations, WOLI-FM and WOLT-FM (the formats of WOLI-FM and WOLT-FM are currently simulcasted), and an AM station, WSPA-AM (see Note 9 below).

Pending Disposition

Greenville, South Carolina

On June 13, 2005, the Company entered into an asset purchase agreement to sell WOLI-FM, WOLT-FM and WSPA-AM, serving the Greenville, South Carolina, radio market for $6.7 million in cash, of which $0.7 million was paid by the buyer as a deposit on June 14, 2005 (see Note 9 above).

Contingencies

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

The Company has filed on a timely basis renewal applications for those radio stations where the radio broadcasting license is subject to renewal with the FCC. Certain licenses may not be renewed prior to the renewal date, which is not unusual. The Company will continue to operate these radio stations under their existing licenses until the licenses are renewed.

On May 19, 2003, the Company acquired the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation (“Royce”) for a purchase price of $21.2 million in cash. This acquisition was accomplished following extensive litigation.  Although the Company successfully secured the assets of KWOD-FM through court-ordered specific performance of the agreement, Royce has continued to appeal its case through the California judicial system.  While the order granting specific performance of the transfer of the station is final, the court’s determination that the Company was entitled to $3.8 million in damages as an offset against the original $25.0 million purchase price is subject to final adjustment and is subject to appeal. The allocation of the purchase price and transaction costs was based upon information available at the time and, pending the outcome of this litigation, could be subject to change. The Company cannot determine the amount of time required for the appeal process to be completed. The Company estimates that the impact of an unfavorable outcome will not materially impact the Company’s financial position, results of operations or cash flows.

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

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings.  In the opinion of management, any liability of the Company which may arise out of, or with respect to, these matters will not materially affect the financial position, results of operations or cash flows of the Company.

Guarantor Arrangements

Under the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,”  a guarantor recognizes, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The accounting requirements for the initial recognition of guarantees were applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The following is a summary of agreements that the Company has determined are within the scope of FIN 45.

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

The Company enters into indemnification agreements in the ordinary course of business. Under these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of June 30, 2005.

In connection with many of the Company’s acquisitions, the Company enters into time brokerage agreements or local marketing agreements for specified periods of time, typically six months or less, whereby the Company indemnifies the owner and operator of the radio station, their employees, agents and contractors from liability, claims and damages arising from the activities of operating the radio station under such agreements. Although the Company has operated radio stations previously under these agreements, the maximum potential amount of any future payments the Company could be required to make for any such indemnification obligations is indeterminable at this time. The Company has not, however, previously incurred any significant costs to defend lawsuits or settle claims relating to any such indemnification obligation.

10.          SHAREHOLDERS’ EQUITY

Share Repurchase Programs

The Company’s Board of Directors has authorized in the past, and may authorize in the future, share repurchase programs over a defined period of time. Any purchases under these programs may be made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.  All shares repurchased are immediately retired.

Under the repurchase programs identified below, 2.7 million shares in the amount of $94.1 million at an average price of $34.38 were repurchased for the six months ended June 30, 2005.

March 17, 2005 Program

On March 17, 2005, the Company’s Board of Directors authorized a one-year share repurchase program of up to $100.0 million. As of June 30, 2005, 0.3 million shares were purchased in the amount of $10.0 million at an average price of $34.26 per share and $90.0 million remained authorized as available for repurchase.

May 13, 2004 and November 1, 2004 Programs

On November 1, 2004 and May 13, 2004, the Company’s Board of Directors authorized one-year share repurchase programs of up to $100.0 million for each program. During the years 2005 and 2004, the Company repurchased an aggregate of 5.5 million shares in the amount of $200.0 million at an average price of $36.68 per share.

11.          DEFERRED COMPENSATION PLAN

In December 2003, the Company’s Board of Directors approved an unfunded deferred compensation plan that provides a select group of the Company’s management and highly compensated employees with an opportunity to defer a portion of their compensation on a tax-favored basis. The obligations by the Company to pay these benefits under the plan represent unsecured general obligations that rank equally with the Company’s other unsecured and unsubordinated indebtedness.  As of June 30, 2005, $0.9 million were deferred under this plan and were included in other long-term liabilities in the consolidated balance sheet. For the six months ended June 30, 2005, the Company recorded a minimal amount in unfunded compensation expense to Corporate General and Administrative Expense. The Company also recorded a deferred tax asset of $0.3 million in connection with this liability as the tax benefit of the deferred tax asset is not realized for tax purposes until the liability is paid.

12.          NET INCOME PER SHARE

The net income per share is calculated in accordance with SFAS No. 128, “Earnings Per Share,” which requires presentation of basic net income per share and diluted net income per share. Basic net income per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes stock options (using the treasury stock method). Anti-dilutive instruments are not considered in this calculation. For the six months and three months ended June 30, 2005 and 2004, stock options were included in the calculation of net income per share as they were dilutive.

	SIX MONTHS ENDED
	JUNE 30, 2005			JUNE 30, 2004
	(amounts in thousands, except share and per share data)
	Income	Shares	EPS	Income	Shares	EPS

Net income	$40,512	46,739,220	$0.87	$35,996	51,269,969	$0.70
Impact of options		282,393			445,613

Net income	$40,512	47,021,613	$0.86	$35,996	51,715,582	$0.70

For the six months ended June 30, 2005 and 2004, outstanding options to purchase 5.6 million and 3.6 million shares, respectively, of Class A Common Stock at option exercise prices per share ranging from $33.30 to $57.63 and from $44.90 to $57.63, respectively, were excluded from the computation of diluted net income per share as the options’ exercise price was greater than the average market price of the stock.

	THREE MONTHS ENDED
	JUNE 30, 2005			JUNE 30, 2004
	(amounts in thousands, except share and per share data)
	Income	Shares	EPS	Income	Shares	EPS

Net income	$24,275	45,855,140	$0.53	$24,032	51,051,206	$0.47
Impact of options		280,643			361,672

Net income	$24,275	46,135,783	$0.53	$24,032	51,412,878	$0.47

For the three months ended June 30, 2005 and 2004, outstanding options to purchase 5.5 million and 4.0 million shares, respectively, of Class A Common Stock at option exercise prices per share ranging from $33.30 to $57.63 and from $45.28 to $57.63, respectively, were excluded from the computation of diluted net income per share as the options’ exercise price was greater than the average market price of the stock.

13.          GUARANTOR FINANCIAL INFORMATION

Entercom Radio, LLC (“Radio”), which is a wholly-owned subsidiary of Entercom Communications Corp., holds the ownership interest in various subsidiary companies that own the operating assets, including broadcasting licenses, permits and authorizations.  Radio is: (1) the borrower of the Company’s senior debt under the Bank Revolver described in Note 6; and (2) the issuer of the Company’s 7.625% Senior Subordinated Notes described in Note 7. Entercom Communications Corp. and each of its direct and indirect subsidiaries (other than Radio) is a guarantor of such debt.

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

The following tables set forth condensed consolidating financial information for:

•                  Entercom Communications Corp. and Radio:

•                  the balance sheets as of June 30, 2005 and December 31, 2004;

•                  the statements of operations for the six months and three months ended June 30, 2005 and 2004; and

•                  the statements of cash flows for the six months ended June 30, 2005 and 2004.

Condensed Balance Sheets as of June 30, 2005

(amounts in thousands)

	Entercom
	Communications	Entercom
	Corp.	Radio, LLC	Eliminations	Total

ASSETS:
Current assets	$2,308	$113,272	$—	$115,580
Net property and equipment	1,071	91,146	—	92,217
Radio broadcasting licenses - Net	—	1,288,962	—	1,288,962
Goodwill - Net	—	150,982	—	150,982
Other long-term assets - Net	564	26,468	—	27,032
Investment in subsidiaries	939,021	—	$(939,021)	—
Total assets	$942,964	$1,670,830	$(939,021)	$1,674,773

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities	$(2,967)	$30,935	$—	$27,968
Long-term liabilities	3,768	700,874	—	704,642
Total liabilities	801	731,809	—	732,610

Shareholders’ equity
Preferred stock	—	—	—	—
Class A, B and C common stock	459	—	—	459
Additional paid-in capital	832,395	—	—	832,395
(Accumulated deficit)/retained earnings	110,292	937,322	(937,322)	110,292
Unearned compensation for unvested shares of restricted stock	(2,682)			(2,682)
Accumulated other comprehensive loss	1,699	1,699	(1,699)	1,699
Total shareholders’ equity	942,163	939,021	(939,021)	942,163
Total liabilities and shareholders’ equity	$942,964	$1,670,830	$(939,021)	$1,674,773

Condensed Balance Sheets as of December 31, 2004

(amounts in thousands)

	Entercom
	Communications	Entercom
	Corp.	Radio, LLC	Eliminations	Total

ASSETS:
Current assets	$2,095	$103,365	$—	$105,460
Net property and equipment	1,122	93,883	—	95,005
Radio broadcasting licenses - Net		1,289,040	—	1,289,040
Goodwill - Net		150,982		150,982
Other long-term assets - Net	569	26,905	—	27,474
Investment in subsidiaries	993,015	—	$(993,015)	—
Total assets	$996,801	$1,664,175	$(993,015)	$1,667,961

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities	$(1,940)	$27,723	$—	$25,783
Long-term liabilities	2,668	643,437	—	646,105
Total liabilities	728	671,160	—	671,888

Shareholders’ equity
Preferred stock	—	—	—	—
Class A, B and C common stock	486	—	—	486
Additional paid-in capital	925,883	—	—	925,883
Retained earnings (deficit)	69,780	990,238	(990,238)	69,780
Unearned compensation for shares of unvested restricted stock	(2,853)	—	—	(2,853)
Accumulated other comprehensive income	2,777	2,777	(2,777)	2,777
Total shareholders’ equity	996,073	993,015	(993,015)	996,073
Total liabilities and shareholders’ equity	$996,801	$1,664,175	$(993,015)	$1,667,961

Statements of Operations for the Six Months Ended June 30, 2005

(amounts in thousands)

	Entercom
	Communications	Entercom
	Corp.	Radio, LLC	Eliminations	Total
NET REVENUES	$456	$213,796	$(456)	$213,796

OPERATING EXPENSES (INCOME):
Station operating expenses	—	124,457	(456)	124,001
Depreciation and amortization	316	7,667	—	7,983
Corporate G&A expenses	9,540	58	—	9,598
Time brokerage agreement income	—	(24)	—	(24)
Net gain on sale of assets	(11)	(5,481)	—	(5,492)
Total operating expenses	9,845	126,677	(456)	136,066

OPERATING (LOSS) INCOME	(9,389)	87,119	—	77,730

OTHER EXPENSE (INCOME):
Interest expense	—	14,002	—	14,002
Interest income	(12)	(122)	—	(134)
Net gain on derivative instruments	—	(544)	—	(544)
Gain on investments	—	(1,069)	—	(1,069)
Income from equity investment in subsidiaries	(74,196)	—	74,196	—
Total (income) expense	(74,208)	12,267	74,196	12,255

INCOME BEFORE INCOME TAXES	64,819	74,852	(74,196)	65,475

INCOME TAXES	24,307	656	—	24,963

NET INCOME	$40,512	$74,196	$(74,196)	$40,512

Statements of Operations for the Six Months Ended June 30, 2004

(amounts in thousands)

	Entercom
	Communications	Entercom
	Corp.	Radio, LLC	Eliminations	Total
NET REVENUES	$280	$200,715	$(280)	$200,715

OPERATING EXPENSES (INCOME):
Station operating expenses	—	117,159	(280)	116,879
Depreciation and amortization	240	7,540	—	7,780
Corporate G&A expenses	7,579	72	—	7,651
Time brokerage agreement fees	—	181	—	181
Net loss on sale of assets	1	748	—	749
Total operating expenses	7,820	125,700	(280)	133,240

OPERATING (LOSS) INCOME	(7,540)	75,015	—	67,475

OTHER EXPENSE (INCOME):
Interest expense	—	9,618	—	9,618
Interest income	(2)	(107)	—	(109)
Net gain on derivative instruments	—	(1,031)	—	(1,031)
Loss on investments	—	176	—	176
Income from equity investment in subsidiaries	(65,132)	—	65,132	—
Total (income) expense	(65,134)	8,656	65,132	8,654

INCOME BEFORE INCOME TAXES	57,594	66,359	(65,132)	58,821

INCOME TAXES	21,598	1,227	—	22,825

NET INCOME	$35,996	$65,132	$(65,132)	$35,996

Statements of Operations for the Three Months Ended June 30, 2005

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$246	$119,489	$(246)	$119,489

OPERATING EXPENSES (INCOME):
Station operating expenses	—	65,739	(246)	65,493
Depreciation and amortization	157	3,790	—	3,947
Corporate G&A expenses	4,593	25	—	4,618
Net (gain) loss on sale of assets	(11)	52	—	41
Total operating expenses	4,739	69,606	(246)	74,099

OPERATING (LOSS) INCOME	(4,493)	49,883	—	45,390

OTHER EXPENSE (INCOME):
Interest expense	—	7,384	—	7,384
Interest income	(5)	(73)	—	(78)
Net loss on derivative instruments	—	166	—	166
Gain on investments	—	(1,028)	—	(1,028)
Income from equity investment in subsidiaries	(43,328)	—	43,328	—
Total (income) expense	(43,333)	6,449	43,328	6,444

INCOME BEFORE INCOME TAXES	38,840	43,434	(43,328)	38,946

INCOME TAXES	14,565	106	—	14,671

NET INCOME	$24,275	$43,328	$(43,328)	$24,275

Statements of Operations for the Three Months Ended June 30, 2004

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$141	$113,677	$(141)	$113,677

OPERATING EXPENSES (INCOME):
Station operating expenses	—	62,497	(141)	62,356
Depreciation and amortization	124	3,654	—	3,778
Corporate G&A expenses	3,906	37	—	3,943
Time brokerage agreement fees	—	181	—	181
Net loss on sale of assets	—	718	—	718
Total operating expenses	4,030	67,087	(141)	70,976

OPERATING (LOSS) INCOME	(3,889)	46,590	—	42,701

OTHER EXPENSE (INCOME):
Interest expense	(8)	4,808	—	4,800
Interest income	(2)	(41)	—	(43)
Net gain on derivative instruments	—	(1,361)	—	(1,361)
Loss on investments	—	176	—	176
Income from equity investment in subsidiaries	(42,330)	—	42,330	—
Total (income) expense	(42,340)	3,582	42,330	3,572

INCOME BEFORE INCOME TAXES	38,451	43,008	(42,330)	39,129

INCOME TAXES	14,419	678	—	15,097

NET INCOME	$24,032	$42,330	$(42,330)	$24,032

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2005

 (amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total

OPERATING ACTIVITIES:
Net cash provided by operating activities	$39,849	$11,042	$—	$50,891

INVESTING ACTIVITIES:
Additions to property and equipment	(98)	(4,724)	—	(4,822)
Proceeds from sale of property, equipment and other assets	—	7,823	—	7,823
Deferred charges and other assets	(68)	(10)	—	(78)
Purchase of investments	—	(52)	—	(52)
Proceeds from investments	—	2,261	—	2,261
Station acquisition deposits and costs	—	(3,591)	—	(3,591)
Net inter-company loans	53,994	(53,994)	—	—
Net cash provided by (used in) investing activities	53,828	(52,287)	—	1,541

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	98,000	—	98,000
Payments on long-term debt	—	(57,509)	—	(57,509)
Proceeds from issuance of common stock related to incentive plans	278	—	—	278
Purchase of the Company’s Class A common stock	(94,071)	—	—	(94,071)
Proceeds from exercise of stock options	132	—	—	132
Net cash (used in) provided by financing activities	(93,661)	40,491	—	(53,170)

Net increase (decrease) in cash and cash equivalents	16	(754)	—	(738)
Cash and cash equivalents, beginning of year	288	11,556	—	11,844
Cash adjustment for deconsolidated entity	—	—	2	2
Cash and cash equivalents, end of period	$304	$10,802	$2	$11,108

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2004

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total

OPERATING ACTIVITIES:
Net cash provided by operating activities	$36,584	$19,741	$—	$56,325

INVESTING ACTIVITIES:
Additions to property and equipment	402	(3,767)	—	(3,365)
Proceeds from sale of property, equipment and other assets	—	787	—	787
Purchases of radio station assets	—	(25,229)	—	(25,229)
Deferred charges and other assets	(64)	(153)	—	(217)
Cash of variable interest entity	—	241	—	241
Purchase of investments	—	(24)	—	(24)
Proceeds from investments	—	127	—	127
Station acquisition deposits and costs	—	(5,024)	—	(5,024)
Net inter-company loans	11,114	(11,114)	—	—
Net cash provided by (used in) investing activities	11,452	(44,156)	—	(32,704)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	65,000	—	65,000
Payments on long-term debt	—	(44,508)	—	(44,508)
Proceeds from issuance of common stock related to incentive plans	305	—	—	305
Purchase of the Company’s Class A common stock	(50,055)	—	—	(50,055)
Proceeds from exercise of stock options	1,927	—	—	1,927
Net cash (used in) provided by financing activities	(47,823)	20,492	—	(27,331)

Net increase (decrease) in cash and cash equivalents	213	(3,923)	—	(3,710)
Cash and cash equivalents, beginning of year	103	15,791	—	15,894
Cash and cash equivalents, end of period	$316	$11,868	$—	$12,184

14.          INCOME TAXES

Effective Tax Rate

The effective tax rates for the six months ended June 30, 2005 and 2004 were 38.1% and 38.8%, respectively, and for the three months ended June 30, 2005 and 2004 were 37.7% and 38.6%, respectively.  During the six and three months ended June 30, 2005, the Company included, in income taxes, a tax benefit of $0.3 million primarily from changes in the prior year’s taxable income in several jurisdictions in which the Company operates.

The Company made income tax payments of $6.9 million and $6.5 million for the six months ended June 30, 2005 and 2004, respectively, and $4.4 million and $5.4 million for the three months ended June 30, 2005 and 2004, respectively.

The Company’s effective tax rates for the six months ended June 30, 2005 and 2004, were based on the estimated annual effective tax rates for 2005 and 2004 of 38.5% for each of the years, including the effect of permanent differences between income subject to income tax for book and tax purposes. Any subsequent fluctuation in the estimated annual rate for 2005 could be due to: (1) changes in the level of income in any of the Company’s taxing jurisdictions; (2) changes in the statutes and rules applicable to taxable income in the jurisdictions in which the Company operates; (3) changes in the expected outcome of tax audits; (4) changes in the estimate of expenses that are not deductible for tax purposes; and (5) changes in the deferred tax valuation allowance. The Company’s effective tax rate is higher than the federal statutory rate of 35% primarily as a result of the provision for state taxes (net of a federal tax deduction) in the tax rate.

Deferred Tax Liabilities

The deferred tax liabilities were $173.2 million as of June 30, 2005. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

Deferred Tax Assets

The Company’s net deferred tax assets were $3.1 million as of June 30, 2005. As required under the provisions of SFAS No. 109, the Company establishes a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In assessing a valuation allowance for deferred tax assets, the Company estimates future taxable income and provides a valuation allowance when it is more likely than not to be recovered. Future taxable income could be materially different than amounts estimated, in which case the valuation allowance would be adjusted.  The Company recorded a partial valuation allowance of $0.7 million due to the five-year limitation for tax purposes of recognizing a loss on these investments for federal and state income taxes as only investment gains can be used to offset these losses.  Based upon the years in which taxable temporary differences are anticipated to reverse, as of June 30, 2005, management believes it is more likely than not that the Company will realize the benefits of the deferred tax asset balance.  On a quarterly basis, management will assess whether it remains more likely than not that the deferred tax assets will be realized.

Under the provisions of SFAS No. 123R, “Share-Based Payment,”  the Company’s amount of deferred tax assets is expected to increase substantially upon adoption of this Standard in 2006 due to the effect of the recognition of share-based payment timing differences for book and tax purposes (see Note 1, Recent Accounting Pronouncements).

Federal and State Income Tax Audits

The Company is subject to various federal and state income tax audits from time to time that could result in proposed assessments. The Company cannot predict with certainty how these audits will be resolved and whether the Company will be required to make additional tax payments, which may or may not include penalties and interest. Management believes that the Company has provided sufficient tax provisions for tax periods within the statutory period of limitations not previously audited and that are potentially open for examination by the taxing authorities.  Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. There can be no assurance, however, that the ultimate outcome of any audits will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

The Company was subject to audit by the Internal Revenue Service (“IRS”) for the tax years of 2001 through 2004.  In 2005, the IRS chose to examine the 2003 tax year.  On May 6, 2005, the Company received a notice from the IRS that the examination for the 2003 tax year was completed. Based upon the results of the examination, the Company did not record any additional income tax liabilities beyond the liabilities already recorded in the balance sheet as of June 30, 2005.

15.          TRADE RECEIVABLES AND RELATED ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade receivables are primarily comprised of unpaid advertising by advertisers on our radio stations, net of agency commissions and an estimated provision for doubtful accounts.  Advertisers are generally invoiced for the advertising after the advertisements are aired.  Estimates of the allowance for doubtful accounts are recorded based on management’s judgment of the collectibility of the accounts receivable based on historical information, relative improvements or deteriorations in the age of the accounts receivable and changes in current economic conditions.  The trade receivable balances and reserve for doubtful accounts as of June 30, 2005 and December 31, 2004 are presented in the following table:

	June 30, 2005	December 31, 2004
	(amounts in thousands)

Accounts receivable	$89,786	$80,938

Allowance for doubtful accounts	(2,405)	(2,597)

Accounts receivable, net of allowance for doubtful accounts	$87,381	$78,341

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

Additionally, as opportunities arise, we may, on a selective basis, change or modify a station’s format due to changes in listeners’ tastes or changes in a competitor’s format. This could have an immediate negative impact on a station’s ratings, and there are no guarantees that the modification or change to a station’s format will be beneficial at some future time. Our management is continually focused on these opportunities as well as the risks and uncertainties associated with any change to a station’s format. We believe that the diversification of formats on our stations helps to insulate us from the effects of changes in the musical tastes of the public with respect to any particular format. We strive to develop strong listener loyalty as audience ratings in local markets are crucial to our stations’ financial success.

Our results of operations include net revenues and station operating expenses from those net revenues and station operating expenses recognized under time brokerage agreements or similar sales agreements for stations operated by us prior to acquiring the stations. Depending on the facts and circumstances relating to each pending asset purchase agreement (e.g., whether or not there is an associated time brokerage agreement or similar agreement) and the provisions of Financial Interpretation No. 46R, or FIN 46R (as revised), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which would include any variable interest entities that are required to be consolidated by the primary beneficiary, we may include: (1) the assets and liabilities of the entity holding the assets to be acquired, in our consolidated balance sheet; and (2) the net revenues and station operating expenses of the entity holding the assets to be acquired, in our consolidated statement of operations.

You should read the following discussion and analysis of our financial condition and results in conjunction with our consolidated financial statements and related notes included elsewhere in this report.  The following results of operations include a discussion of the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, and the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Our results of operations represent the operations of the radio stations owned or operated pursuant to time brokerage agreements or joint sales agreements during the relevant periods.

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

Results of Operations

Six Months Ended June 30, 2005 As Compared To The Six Months Ended June 30, 2004

The following significant factors affected our results of operations for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004:

Acquisitions

•      on September 3, 2004, we acquired for $73.5 million three radio stations in Indianapolis, Indiana, that we began operating on June 1, 2004 under a time brokerage agreement, that in 2005 increased net revenues, station operating expenses, depreciation and amortization expense and interest expense;

•      on June 15, 2004, we acquired for $14.6 million a radio station in Providence, Rhode Island, that we began operating on April 16, 2004 under a time brokerage agreement, that in 2005 increased net revenues, station operating expenses, depreciation and amortization expense and interest expense; and

•      on May 5, 2004, we acquired for $10.5 million a radio station in Buffalo, New York, that in 2005 increased net revenues, station operating expenses, depreciation and amortization expense, and interest expense.

Dispositions

•      on March 31, 2005, we disposed of our four radio stations in Longview, Washington, for $2.2 million, that the buyer commenced operating under a time brokerage agreement on November 15, 2004, that in 2005 decreased net revenues, station operating expenses and depreciation and amortization expense; and

•      on January 21, 2005, we disposed of a radio station in Seattle, Washington, for $6.0 million, that the buyer commenced operating under a time brokerage agreement on December 12, 2004, that in 2005 resulted in a gain on sale of assets of $5.5 million and decreased net revenues, station operating expenses and depreciation and amortization expense.

Financing

•      on August 12, 2004, we entered into a new credit facility that in 2005 increased interest expense due to an increase in fees associated with an increase in our funds available under our facility; and

•      under three authorized share repurchase programs, we purchased shares of Class A common stock during the second, third and fourth quarters of 2004 and the first and second quarters of 2005 for an aggregate amount of $210.0 million that in 2005 increased our interest expense due to increased borrowings used to finance the purchase of our stock.

Net Revenues:

	Six Months Ended
	June 30, 2005	June 30, 2004
	(amounts in millions)
Net Revenues	$213.8	$200.7
Amount of Change	$13.1
Percentage Change	6.5%

Indianapolis and Providence, our two new markets acquired during the second and third quarters of 2004, contributed substantially to our overall net revenues increase. Most of our markets realized an improvement in net revenues, with our Boston, Sacramento, Denver, and Buffalo markets contributing significantly to our overall net revenues increase. This increase was offset by declines in a few of our markets.

Same Station Considerations:

•              During the six months ended June 30, 2005, there were no acquisitions or dispositions of radio stations or significant contracts which would have had an effect on net revenues for purposes of same station computations.

•              Net revenues in 2004 would have been higher by $3.2 million if we had adjusted for net revenues from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2004.

Station Operating Expenses:

	Six Months Ended
	June 30, 2005	June 30, 2004
	(amounts in millions)
Station Operating Expenses	$124.0	$116.9
Amount of Change	$7.1
Percentage Change	6.1%

The increase of $7.1 million in station operating expenses in 2005 was primarily due to a correlating increase in the variable expenses associated with the increase in net revenues as described under net revenues.

Same Station Considerations:

•              During the six months ended June 30, 2005, there were no acquisitions or dispositions of radio stations or significant contracts which would have had an effect on station operating expenses for purposes of same station computations.

•              Station operating expenses for 2004 would have been higher by $3.1 million if we had adjusted for station operating expenses from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2004.

Depreciation and Amortization Expenses:

	Six Months Ended
	June 30, 2005	June 30, 2004
	(amounts in millions)
Depreciation and Amortization Expenses	$8.0	$7.8
Amount of Change	$0.2
Percentage Change	2.6%

Depreciation and amortization expenses increased by $0.2 million primarily from the 2004 acquisitions of radio station assets in the Indianapolis, Buffalo and Providence markets.

Corporate General and Administrative Expenses:

	Six Months Ended
	June 30, 2005	June 30, 2004
	(amounts in millions)
Corporate General and Administrative Expenses	$9.6	$7.7
Amount of Change	$1.9
Percentage Change	24.7%

The increase in corporate general and administrative expenses of $1.9 million, which includes non-cash compensation expense, was primarily due to higher legal expenses associated with complying with the investigation by the New York Attorney General concerning an investigation of record company promotional practices (for further discussion, see Form 10-K as filed on March 2, 2005 – Part 1, Item 3, Legal Proceedings).

Operating Income:

	Six Months Ended
	June 30, 2005	June 30, 2004
	(amounts in millions)
Operating Income	$77.7	$67.5
Amount of Change	$10.2
Percentage Change	15.1%

The increase in operating income of $10.2 million was primarily due to: (1) a net gain on sale of assets of $5.5 million from the sale of a radio station for the six months ended June 30, 2005 as compared to a loss on sale of assets of $0.7 million for the six months ended June 30, 2004; and (2) the factors described above (i.e., changes in net revenues, offset by station operating expenses). The increase in operating income was offset by an increase in corporate general and administrative expenses of $1.9 million to $9.6 million for the six months ended June 30, 2005 from $7.7 million for the six months ended June 30, 2004, due to the factors described above.

Same Station Considerations:

•              During the six months ended June 30, 2005, there were no acquisitions or dispositions of radio stations or significant contracts which had a significant effect on operating income for purposes of same station computations (exclusive of depreciation and amortization expenses and net time brokerage agreement fees, where applicable).

•              Operating income in 2004 would have been higher by $0.1 million if we had adjusted for operating income from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2004 (exclusive of depreciation and amortization expenses and net time brokerage agreement fees, where applicable).

Interest Expense:

	Six Months Ended
	June 30, 2005	June 30, 2004
	(amounts in millions)
Interest Expense	$14.0	$9.6
Amount of Change	$4.4
Percentage Change	45.8%

The increase in interest expense of $4.4 million was primarily attributable to: (1) higher average outstanding debt under our senior credit agreement used to finance: (a) the purchase of our stock in the amount of $210.0 million for the period beginning in May 2004 under our stock repurchase programs; and (b) acquisitions of $98.8 million in Indianapolis, Buffalo and Providence during the second and third quarters of 2004; and (2) higher interest rates on outstanding debt during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. These increases in indebtedness were offset by periodic payments of principal.

Income Before Income Taxes:

	Six Months Ended
	June 30, 2005	June 30, 2004
	(amounts in millions)
Income Before Income Taxes	$65.5	$58.8
Amount of Change	$6.7
Percentage Change	11.4%

The increase in income before income taxes of $6.7 million was mainly attributable to: (1) an increase in net gain on sale of assets of $5.5 million for the six months ended June 30, 2005 as a result of the dispositions as described above; (2) an improvement this year in net revenues, net of an increase in operating expenses, for the reasons described above; and (3) an increase in net gain from investments of $1.2 million to $1.1 million for the six months ended June 30, 2005 from a net loss of $0.1 million for the six months ended June 30, 2004.  This increase was offset by: (i) an increase in interest expense of $4.4 million to $14.0 million for the six months ended June 30, 2005 from $9.6 million for the six months ended June 30, 2004, for the reasons described above under interest expense; (ii) an increase in corporate general and administrative expenses of $1.9 million to $9.6 million for the six months ended June 30, 2005 from $7.7 million for the six months ended June 30, 2004, for the reasons described above under corporate general and administrative expenses; and (iii) a decrease in net gain on derivative instruments of $0.5 million to $0.5 million for the six months ended June 30, 2005 from $1 million for the six months ended June 30, 2004.

Income Taxes:

	Six Months Ended
	June 30, 2005	June 30, 2004
	(amounts in millions)
Income Tax	$25.0	$22.8
Amount of Change	$2.2
Percentage Change	9.6%

The increase in income taxes of $2.2 million is primarily a result of an increase in income before income taxes. Our effective income tax rate, which is based on the estimated annual effective tax rate, was 38.1% for the six months ended June 30, 2005 as compared to 38.8% for the six months ended June 30, 2004. During the six months ended June 30, 2005, we included in our income taxes a tax benefit of $0.3 million primarily from changes in the prior year’s taxable income in several jurisdictions in which we operate. The current and deferred portions of our income tax expense were $7.6 million and $17.4 million, respectively, for the six months ended June 30, 2005. The current and deferred portions of our income tax expense were $3.7 million and $19.1 million, respectively, for the six months ended June 30, 2004.

In 2005, our estimated annual effective tax rate will be approximately 38.5%, which amount may fluctuate from quarter to quarter. Our effective tax rate may be materially impacted by: (1) changes in the level of income in any of our taxing jurisdictions; (2) regulatory changes in certain states in which the Company operates; (3) changes in the expected outcome of tax audits; (4) changes in the estimate of expenses that are not deductible for tax purposes; and/or (5) changes in the deferred tax valuation allowance.

Our deferred tax liability was $173.2 million and $155.9 million as of June 30, 2005 and December 31, 2004, respectively. The deferred tax liability primarily relates to differences between book and tax bases of our FCC licenses. In accordance with the adoption of Statement of Financial Accounting Standards No. 142, or SFAS No. 142, on January 1, 2002, we no longer amortize our FCC licenses for financial statement purposes, but instead test them annually for impairment. As our FCC licenses continue to amortize for tax purposes, our deferred tax liability will increase over time. We do not expect the significant portion of our deferred tax liability to reverse over time unless: (1) our FCC licenses become impaired; or (2) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire company in a taxable transaction.

Net Income:

	Six Months Ended
	June 30, 2005	June 30, 2004
	(amounts in millions)
Net Income	$40.5	$36.0
Amount of Change	$4.5
Percentage Change	12.5%

The increase in net income of $4.5 million was primarily attributable to the reasons described above under income before income taxes, net of income tax expense.

Three Months Ended June 30, 2005 As Compared To The Three Months Ended June 30, 2004

Net Revenues:

	Three Months Ended
	June 30, 2005	June 30, 2004
	(amounts in millions)
Net Revenues	$119.5	$113.7
Amount of Change	$5.8
Percentage Change	5.1%

Indianapolis and Providence, our two new markets acquired during the second and third quarters of 2004, contributed substantially to our overall net revenues increase. Most of our markets realized an improvement in net revenues, with our Boston, Sacramento, Buffalo and Portland markets contributing significantly to our overall net revenues increase. This increase was offset by declines in a few of our markets.

Same Station Considerations:

•              During the three months ended June 30, 2005, there were no acquisitions or dispositions of radio stations or significant contracts which would have had an effect on net revenues for purposes of same station computations.

•              Net revenues in the second quarter of 2004 would have been higher by $1.2 million if we had adjusted for net revenues from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2004.

Station Operating Expenses:

	Three Months Ended
	June 30, 2005	June 30, 2004
	(amounts in millions)
Station Operating Expenses	$65.5	$62.4
Amount of Change	$3.1
Percentage Change	5.0%

The increase of $3.1 million in station operating expenses in 2005 was primarily due to a correlating increase in the variable expenses associated with the increase in net revenues as described under net revenues.

Same Station Considerations:

•              During the three months ended June 30, 2005, there were no acquisitions or dispositions of radio stations or significant contracts which would have had an effect on station operating expenses for purposes of same station computations.

•              Station operating expenses for the three months ended June 30, 2004 would have been higher by $1.1 million if we had adjusted for station operating expenses from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2004.

Depreciation and Amortization Expenses:

	Three Months Ended
	June 30, 2005	June 30, 2004
	(amounts in millions)
Depreciation and Amortization Expenses	$3.9	$3.8
Amount of Change	$0.1
Percentage Change	2.6%

Depreciation and amortization expenses increased by $0.1 million primarily from the 2004 acquisitions of radio station assets in the Indianapolis, Buffalo and Providence markets.

Corporate General and Administrative Expenses:

	Three Months Ended
	June 30, 2005	June 30, 2004
	(amounts in millions)
Corporate General and Administrative Expenses	$4.6	$3.9
Amount of Change	$0.7
Percentage Change	17.9%

The increase in corporate general and administrative expenses of $0.7 million, which includes non-cash compensation expense, was primarily due to higher legal expenses associated with complying with the investigation by the New York Attorney General concerning an investigation of record company promotional practices (for further discussion, see Form 10-K as filed on March 2, 2005 – Part 1, Item 3, Legal Proceedings).

Operating Income:

	Three Months Ended
	June 30, 2005	June 30, 2004
	(amounts in millions)
Operating Income	$45.4	$42.7
Amount of Change	$2.7
Percentage Change	6.3%

The increase in operating income of $2.7 million was primarily due to the factors described above (i.e., changes in net revenues, offset by station operating expenses). The increase in operating income was offset by an increase in corporate general and administrative expenses of $0.7 million to $4.6 million for the three months ended June 30, 2005 from $3.9 million for the three months ended June 30, 2004, due to the factors described above.

Same Station Considerations:

•              During the three months ended June 30, 2005, there were no acquisitions or dispositions of radio stations or significant contracts which would have had an effect on station operating expenses for purposes of same station computations (exclusive of depreciation and amortization expenses and net time brokerage agreement fees, where applicable).

•              Operating income in the second quarter of 2004 would have been higher by $0.1 million if we had adjusted for operating income from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2004 (exclusive of depreciation and amortization expenses and net time brokerage agreement fees, where applicable).

Interest Expense:

	Three Months Ended
	June 30, 2005	June 30, 2004
	(amounts in millions)
Interest Expense	$7.4	$4.8
Amount of Change	$2.6
Percentage Change	54.2%

The increase in interest expense of $2.6 million was primarily attributable to: (1) higher average outstanding debt under our senior credit agreement used to finance: (a) the purchase of our stock in the amount of $210.0 million for the period beginning in May 2004 under our stock repurchase programs; and (b) acquisitions of $98.8 million in Indianapolis, Buffalo and Providence during the second and third quarters of 2004; and (2) higher interest rates on outstanding debt during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. These increases in indebtedness were offset by periodic payments of principal.

Income Before Income Taxes:

	Three Months Ended
	June 30, 2005	June 30, 2004
	(amounts in millions)
Income Before Income Taxes	$38.9	$39.1
Amount of Change	$(0.2)
Percentage Change	(0.5)%

The decrease in income before income taxes was mainly attributable to: (1) an increase in interest expense of $2.6 million to $7.4 million for the three months ended June 30, 2005 from $4.8 million for the three months ended June 30, 2004, for the reasons described above under interest expense; (2) an increase in net loss on derivative instruments of $1.5 million to a net loss of $0.1 million for the three months ended June 30, 2005 from a net gain of $1.4 million for the three months ended June 30, 2004, due to a fair value increase in liability for our outstanding interest rate derivative; and (3) an increase in corporate general and administrative expenses of $0.7 million to $4.6 million for the three months ended June 30, 2005 from $3.9 million for the three months ended June 30, 2004, for the reasons described above under corporate general and administrative expenses. The decrease in income before income taxes was offset by: (a) an improvement this year in net revenues, net of an increase in operating expenses, for the reasons described above; and (b) an increase in net gain on investments of $1.2 million to $1.0 million for the three months ended June 30, 2005 from a net loss of $0.2 million for the three months ended June 30, 2004.

Income Taxes:

	Three Months Ended
	June 30, 2005	June 30, 2004
	(amounts in millions)
Income Tax	$14.7	$15.1
Amount of Change	$(0.4)
Percentage Change	(2.6)%

The decrease in income taxes is primarily a result of a decrease in income before income taxes. Our effective income tax rate, which is based on the estimated annual effective tax rate, was 37.7% for the three months ended June 30, 2005 as compared to 38.6% for the three months ended June 30, 2004.  During the three months ended June 30, 2005, we included in our income taxes a tax benefit of $0.3 million primarily from changes in the prior year’s taxable income in several jurisdictions in which we operate. The current and deferred portions of our income tax expense were $6.0 million and $8.7 million, respectively, for the three months ended June 30, 2005. The current and deferred portions of our income tax expense were $3.8 million and $11.3 million, respectively, for the three months ended June 30, 2004.

In 2005, our estimated annual effective tax rate will be approximately 38.5%, which amount may fluctuate from quarter to quarter. Our effective tax rate may be materially impacted by: (1) changes in the level of income in any of our taxing jurisdictions; (2) regulatory changes in certain states in which the Company operates; (3) changes in the expected outcome of tax audits; (4) changes in the estimate of expenses that are not deductible for tax purposes; and/or (5) changes in the deferred tax valuation.

Our deferred tax liability was $173 million and $155.9 million as of June 30, 2005 and December 31, 2004, respectively. The deferred tax liability primarily relates to differences between book and tax bases of our FCC licenses. In accordance with the adoption of SFAS No. 142 on January 1, 2002, we no longer amortize our FCC licenses for financial statement purposes, but instead test them annually for impairment. As our FCC licenses continue to amortize for tax purposes, our deferred tax liability will increase over time. We do not expect the significant portion of our deferred tax liability to reverse over time unless: (1) our FCC licenses become impaired; or (2) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire Company in a taxable transaction.

Net Income:

	Three Months Ended
	June 30, 2005	June 30, 2004
	(amounts in millions)
Net Income	$24.3	$24.0
Amount of Change	$0.3
Percentage Change	1.3%

The increase of $0.3 million in net income was primarily attributable to a decrease in income before income taxes offset by a decrease in income taxes.

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

Operating Activities

Net cash flows provided by operating activities were $50.9 million and $56.3 million for the six months ended June 30, 2005 and 2004, respectively. The decrease was mainly attributable to: (1) a $5.5 million elimination from net income of a gain on sale of assets primarily due to the disposition of stations in Seattle and Longview; (2) a $2.4 million increase in cash used for working capital to $12.1 million for the six months ended June 30, 2005 from $9.7 million for the six months ended June 30, 2004, primarily due to the working capital requirements for new stations acquired in Indianapolis, Providence and Buffalo in the second and third quarters of 2004; and (3) a decrease in deferred tax expense of $1.7 million, primarily associated with the elimination this year of bonus depreciation for tax purposes.

Investing Activities

Net cash flows provided by investing activities were $1.5 million for the six months ended June 30, 2005 and net cash flows used in investing activities were $32.7 million for the six months ended June 30, 2004.

The cash flows provided by investing activities for the six months ended June 30, 2005 reflect: (1) the proceeds of $7.8 million from the sale of stations in Seattle and Longview; and (2) proceeds from investments of $2.3 million. The cash flows provided by investing activities were offset by: (i) additions to property and equipment of $4.8 million; and (ii) station acquisition deposits and costs of $3.6 million. The cash flows used in investing activities for the six months ended June 30, 2004 primarily reflect purchases of radio station assets of $25.2 million, station acquisition deposits and costs of $5.0 million, and additions to property and equipment of $3.4 million.

Financing Activities

Net cash flows used in financing activities were $53.2 million and $27.3 million for the six months ended June 30, 2005 and 2004, respectively.

The cash flows used in financing activities for the six months ended June 30, 2005 reflect the repurchase of $94.1 million of Class A common stock, offset by net borrowings of long-term debt of $40.5 million.  The cash flows used in financing activities for the six months ended June 30, 2004 primarily reflect the repurchase of $50.1 million of Class A common stock, offset by net borrowings of long-term debt of $20.5 million.

Our Bank Revolver

On August 12, 2004, we entered into a bank credit agreement, our Bank Revolver, with a syndicate of banks, for a five-year senior secured revolving credit facility of $800.0 million. We used the proceeds of $271.0 million from the Bank Revolver to pay all principal outstanding under our previous credit facility. The Bank Revolver is secured by a pledge of 100% of the capital stock and other equity interest in all of our wholly owned subsidiaries. The Bank Revolver requires us to comply with certain financial covenants and leverage ratios which are defined terms within the agreement, including: (1) Total Debt to Operating Cash Flow, (2) Operating Cash Flow to Interest Expense, and (3) Operating Cash Flow to Fixed Charges. Upon the occurrence of certain events, our borrowing costs can increase to a maximum of Eurodollar plus 1.375% or prime plus 0.875%. The interest payable on the Eurodollar rate is payable at the end of the selected duration. We also pay a commitment fee that varies depending on certain financial covenants and the amount of the unused commitment, to a maximum of 0.375% per annum, on the average unused balance of the Bank Revolver. Management believes we are in compliance with all financial covenants and leverage ratios and all other terms of the agreement.

Our liquidity has improved as a result of refinancing our senior indebtedness, as we no longer fund principal payments that were required due to quarterly debt reduction commitments under our previous credit facility. As of June 30, 2005, we had credit available of $426.1 million under the Bank Revolver, subject to compliance with the covenants under the Bank Revolver at the time of borrowing.  Our liquidity requirements are for working capital and general corporate purposes, including capital expenditures, and any one or more of the following: repurchase of stock, dividends and acquisitions.  In the second half of 2005, we expect our cash requirements for payment of estimated taxes on our income to be equal to or greater than our cash requirements for the first half of 2005. During the six months ended June 30, 2005, we paid $6.9 million in income taxes that included certain state taxes for 2004 and estimated federal and certain state taxes for 2005. Capital expenditures for the six months ended June 30, 2005 were $4.8 million. We anticipate that capital expenditures in 2005 will consist of: (1) an amount between $7.0 million and $8.0 million for capital expenditures incurred in the ordinary course of business and for the conversion of many of our stations to digital radio; and (2) an amount between $7.0 million and $8.0 million incurred for the relocation and consolidation of our studio facilities in several of our markets.  We anticipate that our capital expenditure needs for 2006 will be less than our needs in 2005.

On March 18, 2005, we entered into an asset purchase agreement to acquire three radio stations in Greenville, South Carolina, for a purchase price of $45.0 million. Under this agreement, we funded $4.5 million into an escrow deposit to be applied against the purchase price upon closing. Closing is subject to FCC approval and other conditions. We intend to finance the pending acquisition primarily from: (1) available borrowings under the Bank Revolver; (2) proceeds of $6.7 million from the sale of the Greenville, South Carolina, radio stations; and (3) the escrow deposit. Additionally, we may seek to obtain other funding or additional financing from time to time.

We believe that cash on hand and cash from operating activities, together with available borrowings under the Bank Revolver, should be sufficient to permit us to meet our financial obligations, including cash to fund our operations and any one or more of the following: acquisitions, dividends and the repurchase of stock. Our Bank Revolver requires that at the time of closing on acquisitions, we must be in compliance with the terms of the Bank Revolver. We believe that we will maintain compliance with the terms of our Bank Revolver. If we are not in compliance, there can be no assurance that we will be successful in amending or entering into a new credit agreement, obtaining additional financing or that we will be able to obtain such financing on terms acceptable to us, which could delay or impair our efforts to consummate current and future acquisitions. Failure to comply with our financial covenants or other terms of the agreement could result in the acceleration of the maturity of our outstanding debt. In addition, under certain circumstances, all or a partial amount of our escrow deposit, made in connection with our pending acquisition, could be forfeited if we are unable to timely consummate our pending acquisition.

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

As of June 30, 2005, we had $11.1 million in cash and cash equivalents.  During the six months ended June 30, 2005, we increased our net outstanding debt by $40.5 million, primarily due to the repurchase of stock in the amount of $94.1 million.  As of June 30, 2005, we had outstanding: (1) $373.5 million of senior debt; (2) $0.4 million in a letter of credit; and (3) $150.0 million in senior subordinated notes.

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

Share Repurchase Programs

On March 17, 2005, the Company’s Board of Directors authorized a one-year share repurchase program of up to $100.0 million. Under this program, as of June 30, 2005, 0.3 million shares were purchased in the amount of $10.0 million at an average price of $34.26 per share.  As of August 9, 2005, $90.0 million remained authorized as available for repurchase.

On May 13, 2004 and on November 1, 2004, the Company’s Board of Directors authorized one-year share repurchase programs of up to $100.0 million for each program. On a combined basis under these two repurchase programs, we repurchased an aggregate of 5.5 million shares during 2005 and 2004 in the amount of $200.0 million at an average price of $36.68 per share.

Contractual Obligations

The following table reflects a summary as of June 30, 2005 of our contractual obligations for the remainder of the year 2005 and thereafter:

	Payments due by period
		Less than	1 to 3	3 to 5	After 5
Contractual Obligations:	Total	1 year	years	years	years
		(amounts in thousands)

Long-term debt obligations (1)	$688,332	$13,822	$55,290	$421,345	$197,875
Operating lease obligations	54,356	4,157	15,744	13,806	20,649
Purchase obligations (2)	174,902	82,918	74,159	17,328	497
Other long-term liabilities (3)	180,941	17	2,296	2,132	176,496
Total	$1,098,531	$100,914	$147,489	$454,611	$395,517

(1)           (a) Our Bank Revolver had outstanding debt in the amount of $373.5 million as of June 30, 2005. The maturity under our Bank Revolver could be accelerated if we do not maintain certain covenants. The above table includes projected interest expense under the remaining term of the agreement.

(b) Under our $150.0 million 7.625% senior subordinated notes, the maturity could be accelerated if we do not maintain certain covenants or could be repaid in cash by us at our option prior to the due date of the notes.  The above table includes projected interest expense under the remaining term of the agreement.

(2)           (a) We have an obligation to complete a transaction to acquire the assets of three radio stations in Greenville, South Carolina, for a purchase price of $45.0 million.

(b) After extensive litigation, on May 19, 2003, we acquired a radio station for a purchase price of $21.2 million, which included an award by the court of $3.8 million in damages as an offset against the original $25.0 million purchase price. A successful appeal by the seller could reverse the $3.8 million in damages awarded by the court.

(c) We have certain liabilities of $2.6 million related to: (i) construction obligations in connection with the relocation and consolidation of certain of our studio facilities; (ii) our obligation to provide a letter of credit; and (iii) an obligation to increase our interest in a partnership carried as an investment.

(d)  In addition to the above, purchase obligations of $123.5 million include contracts primarily for on-air personalities, sports programming rights, ratings services, music licensing fees and equipment maintenance.

(3)           Included in our long-term liabilities of $704.6 million are deferred income tax liabilities of $173.2 million that are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax liabilities may vary according to changes in tax laws, tax rates and the operating results of our Company. As a result, it is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities have been reflected in “More Than 5 Years.”

Off-Balance Sheet Arrangements

We utilize letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under our Bank Revolver. An outstanding letter of credit of $0.4 million as of June 30, 2005 was immaterial.

We enter into interest rate swap contracts to hedge a portion of our variable rate debt. See Note 8 in the accompanying condensed consolidated financial statements for a detailed discussion of our derivative instruments.

In connection with our pending acquisition of three radio stations in Greenville, South Carolina, we determined that FIN 46R was not applicable. The seller, as the primary beneficiary, could incur the expected losses that may arise from the entities holding the assets to be acquired. As a result, we did not include in the condensed consolidated balance sheets as of June 30, 2005 the fair value of all of the assets and liabilities of the seller’s entities that contained the assets that are to be acquired under the asset purchase agreement. Upon closing of this transaction, we expect to consolidate the assets that are to be acquired under the asset purchase agreement.

In connection with our pending disposition of three radio stations in Greenville, South Carolina, we determined that FIN 46R was not applicable. We remain as the primary beneficiary and could incur the expected losses that may arise from the entities holding the assets to be acquired.  As a result, we included in the condensed consolidated balance sheets as of June 30, 2005 the carrying value of all of the assets and liabilities of our entities that contained the assets that are to be acquired under the asset purchase agreement. Upon closing of this transaction, we expect to deconsolidate the assets that are to be acquired by the buyer under the asset purchase agreement.

We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at June 30, 2005. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

EITF Issue No. 05-6

At a June 2005 meeting, the Financial Accounting Standards Board’s Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” The amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception should be based on the lesser of the useful life of the leasehold improvements or the period of the lease including all renewal periods that are reasonably assured of exercise at the time of the acquisition.  The consensus is to be applied prospectively to leasehold improvements acquired subsequent to the EITF ratification date of June 29, 2005.  We do not expect that the adoption of EITF Issue No. 05-06 will have a material effect on our financial position, results of operations or cash flows.

SFAS No. 154

On June 1, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board, or APB, Opinion No. 20, “Accounting Changes,” which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error.  In addition, another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate.  Under APB Opinion No. 20, such a change would have been reported as a change in accounting principle.  SFAS No. 154 applies to accounting changes and error corrections that are made by us beginning January 1,

2006.  We do not expect that the adoption of SFAS No. 154 will have a material effect on our financial position, results of operations or cash flows.

FIN 47

On March 30, 2005, the FASB, issued FIN 47, “Accounting for Conditional Asset Retirement Obligations,” that clarifies when an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated.  The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity.  FIN 47, which also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation, will be effective for the year ended December 31, 2005. We do not expect that the adoption of FIN 47 will have a material effect on our financial position, results of operations or cash flows.

SAB No. 107

On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB No. 107, to assist in the implementation challenges of SFAS No. 123 and to enhance the information provided to investors. SAB No. 107 creates a framework that is premised on two themes: (1) considerable judgment is required by us to successfully implement SFAS No. 123R; and (2) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options.  Accordingly, situations in which there is only one acceptable fair value estimate are expected to be rare.

SFAS No. 153

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29.”  SFAS No. 153 amends Accounting Principles Board Opinion No. 29, or APB No. 29, “Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets, which requires that the accounting for the exchange be based on the recorded amount of the asset relinquished, and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” The provisions in SFAS No. 153 are effective for nonmonetary asset exchanges occurring in the interim reporting period beginning July 1, 2005.  We do not expect the adoption of SFAS No. 153 to have a material effect on our financial position, results of operations or cash flows.

SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123R, as revised, “Share-Based Payment.”  SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans.  SFAS No. 123R requires companies to recognize in their financial statements the compensation expense relating to share-based payment transactions that would include all stock options that have future vesting provisions, as modified, or as newly granted beginning on the grant date of such options.  Prior to the effective date of this revision, SFAS No. 123 permitted entities the option of applying the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income (loss) would have been had we used the preferable fair-value-based method. We will be required to implement SFAS No. 123R for the annual reporting period beginning January 1, 2006 (on April 14, 2005, the Securities and Exchange Commission, or SEC, delayed the implementation date from July 1, 2005 to January 1, 2006.)  The adoption of SFAS No. 123R will have a significant impact on our results of operations, although it will have no impact on our overall financial position.

EITF Issue No. 03-13

In November 2004, the EITF reached a consensus on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.”  Under the consensus, the approach for assessing whether cash flows of the component have been eliminated from the ongoing operations of the entity focuses on whether continuing cash flows are direct or indirect cash flows. Cash flows of the component would not be eliminated if the continuing cash flows to the entity are considered direct cash flows. EITF Issue No. 03-13 is applied to a component of an enterprise that is either disposed of or classified as held for sale and is effective beginning

January 1, 2005. The adoption of EITF Issue No. 03-13 did not have a material impact on our financial position, results of operations or cash flows.

EITF Topic D-108

At the September 2004 meeting of the EITF, the SEC staff announced guidance on the use of the residual method to value acquired intangible assets other than goodwill in a business combination (EITF Topic D-108). The SEC concluded that the residual method does not comply with the requirements of SFAS No. 141, “Business Combinations.”  Instead, a direct value method should be used to determine the fair value of all intangible assets required to be recognized under SFAS No. 141. Similarly, impairment testing of intangible assets should not rely on a residual method and, instead, should comply with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption of the guidance did not have a material effect on our financial position, results of operations or cash flows.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the amount of reported revenues and expenses during the reporting period.  We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different circumstances or using different assumptions.

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

Allowance for Doubtful Accounts

We must make an estimated allowance for doubtful accounts for estimated losses resulting from our customers’ inability to make payments to us. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Our historical estimates have been a reliable method to estimate future allowances, with historical reserves averaging less than 4.0% of our outstanding receivables. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances could be required. The effect of an increase in our allowance of 1% of our outstanding receivables as of June 30, 2005, to 4% from 3% or $0.9 million to $3.3 million from $2.4 million, would result in a decrease in net income of $0.6 million, net of taxes, for the six months ended June 30, 2005.

Radio Broadcasting Licenses and Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets.  As of June 30, 2005, we had recorded approximately $1.4 billion in radio broadcasting licenses and goodwill, which represented approximately 86% of our total assets. In assessing the recoverability of these assets, we must conduct annual impairment testing required by SFAS No. 142 and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value. We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets and our estimate of the value contains assumptions incorporating variables that are based on past experiences and judgments about future performance of our stations. These variables would include but not be limited to: (1) the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in future period write-downs in the carrying value of our broadcasting licenses and goodwill assets.

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

Estimation of Effective Tax Rates And Tax Contingencies

Significant management judgment is required in determining our provision for income taxes, income tax liabilities, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We evaluate our effective tax rates regularly and adjust rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which we operate, among other factors.

Tax contingencies are also recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. To the extent that we establish a reserve, our provision for income taxes would be increased. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary.

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

The effect of a 1% increase in our estimated tax rates as of June 30, 2005, would result in an increase in income tax expense of $0.6 million to $25.6 million from $25.0 million for the six months ended June 30, 2005.  The 1% increase in income tax expense would result in a decrease in net income of $0.6 million (net income per diluted share of $0.01) for the six months ended June 30, 2005.

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

ITEM 3.                  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt.  Under certain covenants that are measured periodically, we may be required from time to time to protect ourselves from interest rate fluctuations through the use of derivative rate hedging instruments.  If the borrowing rates under LIBOR were to increase 1% above the current rates as of June 30, 2005, our interest expense on our senior debt would increase by approximately $3.4 million on an annual basis, including any interest expense associated with the use of derivative rate hedging instruments as described below. We do not have significant interest rate risk related to our senior subordinated notes, which have a fixed interest rate of 7.625%.

As of June 30, 2005, we had a derivative rate hedging transaction in place for a notional amount of $30.0 million that effectively fixes LIBOR at 5.8% and expires in 2008.  The fair value of the rate hedging transaction as of June 30, 2005, based upon current market rates, is included as derivative instruments in other long-term liabilities according to the maturity date of the instrument. Our rate hedging transaction is tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The fair value of the hedging transaction is affected by a combination of several factors, including the change in the three-month LIBOR rate and the forward interest rate to maturity. Any increase in the three-month LIBOR rate and/or the forward interest rate to maturity results in a more favorable valuation, while any decrease in the three-month LIBOR rate and/or forward interest rate to maturity results in a less favorable valuation. The derivative instrument liability as of June 30, 2005 was $1.5 million, which represented a decrease of $0.6 million from the balance as of December 31, 2004. This decrease in liability was due primarily to an increase in the forward interest rate to maturity and an increase in LIBOR rates.

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

See also additional disclosures regarding liquidity and capital resources made under Item 2 - Liquidity and Capital Resources above.

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

ITEM 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ending June 30, 2005, we made repurchases of our Class A common stock pursuant to a one-year $100.0 million share repurchase programs adopted by our Board of Directors on March 17, 2005. The following table provides information on our repurchases during the three months ended June 30, 2005:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs
April 1, 2005 - April 30, 2005 (1)	151,200	$33.06	151,200	$90,005,342
May 1, 2005 - May 31, 2005 (1)	—	$—	—	$90,005,342
June 1, 2005 - June 30, 2005 (1)	—	$—	—	$90,005,342
Total	151,200		151,200

(1)         On March 17, 2005, our Board of Directors announced the adoption of a plan to repurchase up to $100.0 million of our Class A common stock (the “March 2005 Plan”).  The March 2005 Plan expires on March 16, 2006.

ITEM 3.  Defaults Upon Senior Securities

None to report.

ITEM 4.                  Submission of Matters to a Vote of Security Holders

(a)           On May 6, 2005, we held our annual shareholders’ meeting.

(b)           At our annual shareholders’ meeting: (i) David J. Berkman and Daniel E. Gold were elected as Class A directors for one-year terms expiring at the 2006 annual shareholders’ meeting; and (ii) Joseph M. Field, David J. Field, John C. Donlevie, Edward H. West and Robert S. Wiesenthal were elected as directors for one-year terms expiring at the 2006 annual shareholders’ meeting.

(c)           The following matters were voted on and approved at our annual shareholders’ meeting: (i) the election of Class A directors; (ii) the election of directors other than Class A directors; and (iii) an amendment and restatement of the Entercom Equity Compensation Plan. The results of voting at the annual meeting of the shareholders were as follows:

(i)            Election of Class A Directors

Nominee	For	Withheld
David J. Berkman	22,787,017	10,378,552
Daniel E. Gold	30,904,526	2,261,043

(ii)           Election of Other Directors

Nominee	For	Withheld
Joseph M. Field	107,670,631	2,542,988
David J. Field	107,670,683	2,542,936
John C. Donlevie	107,670,281	2,543,338
Edward H. West	99,840,417	10,373,202
Robert S. Wiesenthal	100,414,977	9,798,642

(iii)          Approval of an Amendment and Restatement of the Entercom Equity Compensation Plan

For	Against	Abstain
86,363,903	20,877,564	89,777

ITEM 5.                  Other Information

None to report.

ITEM 6.                  Exhibits

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2) (Originally filed as Exhibit 3.02)
4.01	Indenture for the Convertible Subordinated Debentures due 2014 between Entercom Communications Corp., as issuer, and Wilmington Trust Company, as indenture trustee. (3)
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

ENTERCOM COMMUNICATIONS CORP.
(Registrant)

Date: August 9, 2005	/S/ David J. Field
Name: David J. Field
Title: President and Chief Executive Officer
(principal executive officer)

Date: August 9, 2005	/S/ Stephen F. Fisher
Name: Stephen F. Fisher
Title: Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2) (Originally filed as Exhibit 3.02)
4.01	Indenture for the Convertible Subordinated Debentures due 2014 between Entercom Communications Corp., as issuer, and Wilmington Trust Company, as indenture trustee. (3)
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