Form 10-Q
period 2005-09-30
ENTERCOM COMMUNICATIONS CORP
filed 2005-11-07
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number:      001-14461

Entercom Communications Corp.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1701044
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                             Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock,  $.01 par value – 37,661,234 Shares Outstanding as of October 31, 2005

Class B Common Stock,  $.01 par value – 8,271,805 Shares Outstanding as of October 31, 2005

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

Key risks to our company are described in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2005 and as supplemented by the risks described herein under Part I, Item 2, Liquidity and Capital Resources,  of this Form 10-Q.

i

PART I

FINANCIAL INFORMATION

ITEM 1.                             Financial Information

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(amounts in thousands)

(unaudited)

ASSETS

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
CURRENT ASSETS:
Cash and cash equivalents	$12,962	$11,844
Accounts receivable, net of allowance for doubtful accounts	86,103	78,341
Prepaid expenses and deposits	7,647	4,664
Prepaid and refundable income taxes	3,268	5,470
Deferred tax assets	3,451	2,881
Investment in deconsolidated subsidiaries	—	2,260
Total current assets	113,431	105,460

INVESTMENTS	6,228	12,291

PROPERTY AND EQUIPMENT:
Land, land easements and land improvements	14,814	14,794
Building	14,528	14,306
Equipment	104,742	102,429
Furniture and fixtures	14,516	14,552
Leasehold improvements	16,911	16,953
	165,511	163,034
Accumulated depreciation	(79,105)	(69,277)
	86,406	93,757
Capital improvements in progress	4,880	1,248
Net property and equipment	91,286	95,005

RADIO BROADCASTING LICENSES - Net	1,288,962	1,289,040

GOODWILL - Net	150,982	150,982

DEFERRED CHARGES AND OTHER ASSETS - Net	19,647	15,183

TOTAL	$1,670,536	$1,667,961

See notes to condensed consolidated financial statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
CURRENT LIABILITIES:
Accounts payable	$1,339	$1,569
Accrued expenses	11,124	10,587
Accrued liabilities:
Salaries	7,125	7,327
Interest	1,378	4,221
Advertiser obligations and commissions	1,622	1,457
Other	1,128	440
Non-controlling interest - variable interest entity	—	165
Current portion of long-term debt	18	17
Total current liabilities	23,734	25,783

LONG-TERM LIABILITIES
Senior debt	343,245	333,259
7.625% senior subordinated notes	150,000	150,000
Deferred tax liabilities	182,570	155,918
Other long-term liabilities	7,262	6,928
Total long-term liabilities	683,077	646,105
Total liabilities	706,811	671,888

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	459	486
Additional paid-in capital	832,515	925,883
Retained earnings	132,370	69,780
Unearned compensation for unvested shares of restricted stock	(2,454)	(2,853)
Accumulated other comprehensive income	835	2,777
Total shareholders’ equity	963,725	996,073

TOTAL	$1,670,536	$1,667,961

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(amounts in thousands, except share and per share data)

(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2005	2004

NET REVENUES	$328,797	$313,222

OPERATING EXPENSES:
Station operating expenses	187,248	180,409
Expenses related to a natural disaster	1,714	—
Depreciation and amortization	11,884	11,794
Corporate general and administrative expenses	14,209	11,689
Time brokerage agreement (income) fees	(24)	796
Net (gain) loss on sale or disposal of assets	(5,436)	741
Total operating expenses	209,595	205,429
OPERATING INCOME	119,202	107,793

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing costs of $986 in 2005 and $788 in 2004	21,620	15,286
Interest income	(237)	(165)
Loss on extinguishment of debt	—	1,387
Net gain on derivative instruments	(1,071)	(763)
(Gain) loss on investments	(2,612)	176
TOTAL OTHER EXPENSE	17,700	15,921

INCOME BEFORE INCOME TAXES	101,502	91,872

INCOME TAXES	38,912	35,615

NET INCOME	$62,590	$56,257

NET INCOME PER SHARE - BASIC	$1.35	$1.11
NET INCOME PER SHARE - DILUTED	$1.34	$1.10

WEIGHTED AVERAGE SHARES:
Basic	46,430,274	50,683,504
Diluted	46,616,870	51,040,992

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2005	2004

NET REVENUES	$115,001	$112,507

OPERATING EXPENSES:
Station operating expenses	63,247	63,530
Expenses related to a natural disaster	1,714	—
Depreciation and amortization	3,901	4,014
Corporate general and administrative expenses	4,611	4,038
Time brokerage agreement fees	—	615
Net (gain) loss on sale or disposal of assets	56	(8)
Total operating expenses	73,529	72,189
OPERATING INCOME	41,472	40,318

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing costs of $329 in 2005 and $300 in 2004	7,618	5,668
Interest income	(103)	(56)
Loss on extinguishment of debt	—	1,387
Net (gain) loss on derivative instruments	(527)	268
Gain on investments	(1,543)	—
TOTAL OTHER EXPENSE	5,445	7,267

INCOME BEFORE INCOME TAXES	36,027	33,051

INCOME TAXES	13,949	12,790

NET INCOME	$22,078	$20,261

NET INCOME PER SHARE - BASIC AND DILUTED	$0.48	$0.41

WEIGHTED AVERAGE SHARES:
Basic	45,825,058	49,523,322
Diluted	46,001,462	49,767,170

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(amounts in thousands)

(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2005	2004

NET INCOME	$62,590	$56,257

OTHER COMPREHENSIVE LOSS, NET OF TAX BENEFIT:

Unrealized loss on investments, net of a tax benefit of $1,226 in 2005 and $195 in 2004	(1,942)	(308)

COMPREHENSIVE INCOME	$60,648	$55,949

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2005	2004

NET INCOME	$22,078	$20,261

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX PROVISION OR BENEFIT:
Unrealized gain (loss) on investments, net of a tax benefit of $546 in 2005 and a tax provision of $241 in 2004	(864)	382

COMPREHENSIVE INCOME	$21,214	$20,643

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND YEAR ENDED DECEMBER 31, 2004

(amounts in thousands, except share data)

(unaudited)

								Other
	Common Stock				Additional	Retained		Comprehensive
	Class A		Class B		Paid-in	Earnings	Unearned	Income
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Compensation	(Loss)	Total

Balance, December 31, 2003	43,019,311	$430	8,441,905	$84	$1,035,151	$(5,854)	$(689)	$2,488	$1,031,610
Net income	—	—	—	—	—	75,634	—	—	75,634
Conversion of Class B common stock to Class A common stock	170,100	2	(170,100)	$(2)	—	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	2	—	—	—	2
Compensation expense related to granting of restricted stock	70,624	1	—	—	2,818	—	(2,164)	—	655
Issuance of Class A common stock related to an incentive plan	18,134	—	—	—	576	—	—	—	576
Exercise of stock options	93,816	1	—	—	3,229	—	—	—	3,230
Class A common stock repurchase	(3,007,900)	(30)	—	—	(115,893)	—	—	—	(115,923)
Net unrealized gain on investments	—	—	—	—	—	—	—	289	289
Balance, December 31, 2004	40,364,085	404	8,271,805	82	925,883	69,780	(2,853)	2,777	996,073
Net income	—	—	—	—	—	62,590	—	—	62,590
Compensation expense valuation adjustment for restricted stock issued in 2004	—	—	—	—	(168)	—	168	—	—
Compensation expense related to granting of restricted stock	13,550	—	—	—	681	—	231	—	912
Issuance of Class A common stock related to an incentive plan	14,475	—	—	—	406	—	—	—	406
Exercise of stock options	4,937	—	—	—	148	—	—	—	148
Tax benefit adjustment related to option exercises	—	—	—	—	(391)	—	—	—	(391)
Class A common stock repurchase	(2,736,000)	(27)	—	—	(94,044)	—	—	—	(94,071)
Net unrealized gain on investments	—	—	—	—	—	—	—	(1,942)	(1,942)
Balance, September 30, 2005	37,661,047	$377	8,271,805	$82	$832,515	$132,370	$(2,454)	$835	$963,725

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(amounts in thousands)

(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2005	2004

OPERATING ACTIVITIES:
Net income	$62,590	$56,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes amortization of station operating expenses of $7 in 2005 and $4 in 2004)	11,891	11,798
Amortization of deferred financing costs	986	788
Deferred taxes	26,840	29,017
Tax benefit on exercise of options	11	478
Provision for bad debts	2,513	2,676
(Gain) loss on dispositions and exchanges of assets	(5,436)	741
Non-cash stock-based compensation expense	661	485
(Gain) loss on investments	(2,612)	176
Gain on derivative instruments	(1,071)	(763)
Deferred rent	759	322
Unearned revenue long-term	364	1,387
Deferred compensation	478	127
Expenses related to a natural disaster	1,714	—
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
Accounts receivable	(11,777)	(8,908)
Prepaid expenses and deposits	(2,940)	(3,349)
Prepaid and refundable income taxes	2,202	(2,928)
Accounts payable and accrued liabilities	(1,967)	506
Net cash provided by operating activities	85,206	88,810

INVESTING ACTIVITIES:
Additions to property and equipment	(7,636)	(5,637)
Proceeds from sale of property, equipment, intangibles and other assets	7,824	822
Purchases of radio station assets	—	(98,803)
Deferred charges and other assets	(113)	(268)
Purchases of investments	(72)	(34)
Proceeds from investments	5,579	456
Station acquisition deposits and costs	(6,131)	8
Net cash used in investing activities	(549)	(103,456)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	104,500	461,000
Deferred financing expenses related to bank facility and senior subordinated debt	—	(4,220)
Payments of long-term debt	(94,513)	(349,763)
Proceeds from issuance of stock under the employee stock plan	406	450
Purchase of the Company’s Class A common stock	(94,071)	(99,979)
Proceeds from the exercise of stock options	137	2,399
Net cash provided by (used in) financing activities	(83,541)	9,887

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,116	(4,759)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,844	15,894
CASH ADJUSTMENT FOR REVERSAL OF DECONSOLIDATED SUBSIDIARIES	2	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,962	$11,135

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$23,476	$17,299
Income taxes paid	$9,699	$9,385

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES

For the nine months ended September 30, 2005, the Company increased its additional paid-in-capital by $0.3 million in connection with the issuance of certain awards of Restricted Stock for 13,550 shares of Class A common stock and a valuation adjustment from previous awards of Restricted Stock.

For the nine months ended September 30, 2005, the Company decreased its additional paid-in-capital by $0.4 million in connection with tax benefits associated with the exercise of stock options.

For the nine months ended September 30, 2004, the Company increased its additional paid-in-capital by $1.2 million in connection with the issuance of certain awards of Restricted Stock for 25,174 shares of Class A common stock.

In connection with the exchange of assets, the non-cash portion of assets recorded was $0.1 million for the nine months ended September 30, 2004.

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

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

This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements as of and for the year ended December 31, 2004 and filed with the SEC on March 2, 2005, as part of the Company’s Annual Report on Form 10-K.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Entercom Communications Corp. and its subsidiaries, all of which are wholly-owned. All inter-company transactions and balances have been eliminated in consolidation.  The Company also considers the applicability of Financial Accounting Standards Board (“FASB”) Financial Interpretation No. (“FIN”) 46R (as revised), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which would include any variable interest entities that are required to be consolidated by the primary beneficiary.

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

Recent Accounting Pronouncements

FSP No. FAS 13-1

On October 6, 2005, the FASB issued Staff Position (“FSP”) No. FAS 13-1 that addresses the accounting for rental costs associated with operating leases that are incurred during a construction period.  Under FSP No. FAS 13-1, rental costs associated with ground or building operating leases, that are incurred during a construction period, shall be recognized as rental expense and included in income from continuing operations.  The guidance in this FSP will be effective January 1, 2006. The Company does not expect that the adoption of FSP No. FAS 13-1 will have a material effect on the Company’s financial position, results of operations or cash flows.

EITF Issue No. 05-6

At a June 2005 meeting, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” The amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception should be based on the lesser of the useful life of the leasehold improvements or the period of the lease including all renewal periods that are reasonably assured of exercise at the time of the acquisition.  The consensus was applied prospectively to leasehold improvements acquired subsequent to the EITF ratification date of June 29, 2005. The Company’s adoption of Issue No. 05-6 did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

FIN 47

On March 30, 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations,” that clarifies when an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated.  The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity.  FIN 47 also clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. The cumulative effect of initially applying FIN 47 will be recorded as a change in accounting principle and will be effective for the year ended December 31, 2005. The Company does not expect that the adoption of FIN 47 will have a material effect on the Company’s financial position, results of operations or cash flows.

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

SFAS No. 153

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29.”  SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets, which requires that the accounting for the exchange be based on the recorded amount of the asset relinquished, and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” The provisions in SFAS No. 153 were effective for nonmonetary asset exchanges that occurred during the period beginning July 1, 2005. The adoption of SFAS No. 153 did not have a material effect on the Company’s financial position, results of operations or cash flows.

SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123R, as revised, “Share-Based Payment.”  SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans.  SFAS No. 123R requires companies to recognize in their financial statements the compensation expense relating to share-based payment transactions that would include all stock options that have future vesting provisions, as modified, or as newly granted beginning on the grant date of such options.  Prior to the effective date of this revision, SFAS No. 123 permitted entities the choice of applying the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income (loss) would have been had the Company used the preferable fair-value-based method.

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

The Company has not yet determined the implementation strategy that will be used under the three alternatives: (1) modified prospective application without restatement of prior interim periods in the year of adoption; (2) modified prospective application with restatement of prior interim periods in the year of adoption; or (3) modified retrospective application. If the Company had adopted SFAS No. 123R in prior periods, the impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and net income per share (see Note 2 for a discussion of the Company’s current treatment of stock-based compensation). Accordingly, if SFAS No. 123R had been adopted for the nine months ended September 30, 2005 and 2004, net income would have been negatively impacted by $7.4 million ($0.16 per basic share and per fully diluted share) and $10.2 million ($.20 per basic share and per fully diluted share), respectively.  If SFAS No. 123R had been adopted for the three months ended September 30, 2005 and 2004, net income would have been negatively impacted by $2.4 million ($0.05 per basic and per fully diluted share) and $3.2 million ($.07 per basic and per fully diluted share), respectively.

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

2.                                      INCENTIVE STOCK-BASED COMPENSATION

The Company accounts for its incentive stock-based compensation under the intrinsic value method in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” as interpreted by FIN 44, “Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25.”  The Company presents the pro forma disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation,”

as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and related Interpretations.  SFAS No. 123 requires disclosure of the pro forma effects on net income and net income per share had the fair value recognition provisions of SFAS No. 123 been adopted.  SFAS No. 123 permits the use of either a fair value based method or the intrinsic value method to measure the expense associated with stock-based compensation arrangements.

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

The weighted average fair value of each option granted under the various stock option plans for the nine months ended September 30, 2005 and 2004 was $9.44 and $13.24, respectively, and for the three months ended September 30, 2004 was $9.08 (no options were issued during the three months ended September 30, 2005).  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months and Three
	Months Ended September 30,
	2005	2004
Expected life (years)	5	5
Expected volatility factor (%)	24	24
Risk-free interest rate (%)	3.0	3.0
Expected dividend yield (%)	—	—

In accordance with the interim disclosure provisions of SFAS No. 148, the following table presents the pro forma effect on our net income had compensation expense under the Equity Compensation Plan (see Note 3) been recorded for the nine months and three months ended September 30, 2005 and 2004, as determined under the fair value method:

	Nine Months Ended September 30,
	2005	2004
	(amount in thousands, except per share data)

Net income - as reported	$62,590	$56,257

Add: Compensation expense included in net income, net of taxes of $256 in 2005 and $188 in 2004	405	297
Subtract: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes of $4,928 in 2005 and $6,641 in 2004	7,782	10,490
Net income - pro forma	$55,213	$46,064
Basic net income per share - as reported	$1.35	$1.11
Basic net income per share - pro forma	$1.19	$0.91
Diluted net income per share - as reported	$1.34	$1.10
Diluted net income per share – pro forma	$1.18	$0.90

	Three Months Ended September 30,
	2005	2004
	(amount in thousands, except per share data)

Net income - as reported	$22,078	$20,261
Add: Compensation expense included in net income, net of taxes of $83 in 2005 and $65 in 2004	132	103
Subtract: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes of $1,606 in 2005 and $2,116 in 2004	2,536	3,344
Net income - pro forma	$19,674	$17,020
Basic net income per share - as reported	$0.48	$0.41
Basic net income per share - pro forma	$0.43	$0.34
Diluted net income per share - as reported	$0.48	$0.41
Diluted net income per share - pro forma	$0.43	$0.34

See Note 1, Basis of Presentation - Recent Accounting Pronouncements, for a discussion of SFAS No. 123R, as revised, “Share-Based Payment,” for the change in the Company’s treatment of stock-based compensation effective with the annual reporting period beginning January 1, 2006.

3.                                      STOCK OPTIONS AND RESTRICTED STOCK

On February 22, 2005, the Company’s Board of Directors approved an amended and restated Entercom Equity Compensation Plan (“Plan”), which was approved by the shareholders on May 6, 2005. Under the Plan, the Company may issue up to 8.5 million shares of Class A Common Stock, plus up to an additional 1.5 million shares per year, each year, commencing January 1, 2006. The Plan allows officers (including those also serving as directors) and other employees, non-employee directors and key advisors and consultants, selected by a Committee of the Board of Directors, to receive incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights in the Common Stock of the Company.  The shares of restricted stock that have been issued vest over periods that vary up to four years.  The options that have been issued vest over a four-year period and expire ten years from the date of grant.  See Note 2, Table of Pro Rata Compensation Expense under the Equity Compensation Plan.

During the periods presented, the Company recognized non-cash compensation expense for the granting of restricted stock.

Options

During the nine months ended September 30, 2005 and 2004, the Company issued non-qualified options to purchase 0.1 million shares and 0.8 million shares, respectively, of its Class A Common Stock at prices per share ranging from $32.17 to $35.05 and $33.00 to $52.99, respectively.  In addition, during the nine months ended September 30, 2005, the Company decreased its additional paid-in-capital by $0.4 million in connection with tax benefits associated with the exercise of stock options.  All of these options vest over a four-year period.

Restricted Stock

During the nine months ended September 30, 2005 and 2004, the Company issued 13,550 shares and 25,174 shares, respectively, of restricted stock (net of forfeitures), and increased its additional paid-in-capital by $0.3 million (net of a valuation adjustment from previously issued shares of restricted stock) and $1.2 million, respectively. The shares of restricted stock vest over periods that range from one to four years. In connection with awards of restricted stock, the Company recognized non-cash stock-based compensation expense in the amounts of $0.7 million and $0.5 million for the nine months ended September 30, 2005 and 2004, respectively, and $0.3 million and $0.2 million for the three months ended September 30, 2005 and 2004, respectively.

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

During each of the first quarters of 2005 and 2004, the Company completed the non-amortizing intangible asset impairment test for broadcasting licenses and determined that: (1) the reporting unit was a radio market; and (2) the fair value of the broadcasting licenses was equal to or greater than the amount reflected in the balance sheet for each of the Company’s markets. Based upon the results of each of the asset impairment tests, no impairment charges were recorded.  No events occurred or circumstances changed since these tests were conducted that would, more likely than not, change the fair value of broadcasting licenses below the amount reflected in the balance sheets and, accordingly, no impairment charges were recorded for the nine months ended September 30, 2005 and 2004 (see Note 16 for a discussion of the impact of a natural disaster on the fair value of the FCC licenses in the Company’s New Orleans radio market).

If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company’s broadcasting licenses below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods. The amount of unamortized broadcasting licenses reflected in the balance sheet as of September 30, 2005 was $1.3 billion.

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

The Company performed its annual impairment test during each of the second quarters of 2005 and 2004 by comparing the fair value for each market with the amount reflected on the balance sheet. As a result of these tests, the Company did not record any impairment charges for the nine months ended September 30, 2005 and 2004. If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods (see Note 16 for a discussion of the impact of a natural disaster on the fair value of goodwill in the Company’s New Orleans radio market). The amount of goodwill reflected in the balance sheet as of September 30, 2005 was $151.0 million.

There was no change in the carrying amount of goodwill for the nine months ended September 30, 2005.

(B) Definite-Lived Intangibles

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships,  acquired advertising contracts and income leases that are amortized in accordance with SFAS No. 142. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The amounts of the amortization expense for definite-lived intangible assets were $0.3 million and $0.5 million for each of the nine months ended September 30, 2005 and 2004, respectively, and $0.1 million and $0.2 million for each of the three months ended September 30, 2005 and 2004, respectively.  As of September 30, 2005, the Company reflected $0.6 million in unamortized definite-lived assets, which amounts are included in deferred charges and other assets on the balance sheet.

The following is an estimate of the amortization expense for definite-lived assets, in thousands, for each of the succeeding years ending December 31:

Definitive- Lived
Assets
Years ending December 31,
2005 (excludes the nine months ended September 30, 2005)	$75
2006	228
2007	144
2008	84
2009	44
Thereafter	36
Total	$611

5.                                      ACQUISITIONS, DISPOSITIONS, OTHER EVENTS AND UNAUDITED PRO FORMA SUMMARY

Acquisitions for the Nine Months Ended September 30, 2005

There were no acquisitions during the nine months ended September 30, 2005.

Dispositions for the Nine Months Ended September 30, 2005

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

Other Events

Boston, Massachusetts

On August 23, 2005, the Company entered into a definitive multi-year agreement with the Boston Celtics, a National Basketball Association (“NBA”) basketball team, effective with the start of the 2005/2006 NBA season, to broadcast and produce the games, including related programming and promotional events, and sell the advertising time.

Seattle, Washington

On January 18, 2005, the Company restructured its agreement with the Seattle Seahawks, a National Football League (“NFL”) football team, effective with the start of the 2005 NFL season. Under the restructured agreement, the Company will continue to broadcast the games, but not produce the games nor sell the advertising time.

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

Unaudited Pro Forma Summary Of Financial Information

The following unaudited pro forma summary of financial information presents the consolidated results of operations as if any acquisitions which occurred during the period of January 1, 2004 through September 30, 2005 had all occurred as of the beginning of the respective periods. The summary also includes certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund acquisitions which would have been incurred had such acquisitions occurred as of the beginning of the respective periods.  For the nine months and three months ended September 30, 2005, actual financial information is presented as there were no acquisitions during the nine months and three months ended September 30, 2005. For a discussion of the acquisitions, please refer to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2005, which should be read in conjunction with the Company’s condensed consolidated financial statements, the related notes and all other information included elsewhere in this Form 10-Q. These unaudited pro forma results, which do not reflect: (1) dispositions of radio stations; and (2) acquisitions and dispositions of certain contracts or joint sales agreements, have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Nine Months Ended September 30,
	2005	2004
	(amounts in thousands, except per share data)
	Actual	Pro Forma

Net revenues	$328,797	$317,202
Net income	$62,590	$54,320
Net income per share - basic	$1.35	$1.07
Net income per share - diluted	$1.34	$1.06

	Three Months Ended September 30,
	2005	2004
	(amounts in thousands, except per share data)
	Actual	Pro Forma

Net revenues	$115,001	$112,513
Net income	$22,078	$20,171
Net income per share - basic	$0.48	$0.41
Net income per share - diluted	$0.48	$0.41

6.                                      SENIOR DEBT

Bank Revolver

On August 12, 2004, the Company entered into a bank credit agreement (the “Bank Revolver”) with a syndicate of banks for a five-year senior secured revolving credit facility of $800.0 million. The Company used $271.0 million from the Bank Revolver to pay all of the outstanding debt under the Company’s former credit facility. The Company uses the Bank Revolver to: (1) provide for working capital; and (2) provide for general corporate purposes, including capital expenditures and any or all of the following: repurchases of Class A Common Stock, acquisitions and dividends. The Bank Revolver is secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly owned subsidiaries. The Bank Revolver requires the Company to comply with certain financial covenants and leverage ratios which are defined terms within the agreement, including: (1) Total Debt to Operating Cash Flow; (2) Operating Cash Flow to Interest Expense; and (3) Operating Cash Flow to Fixed Charges. Upon the occurrence of certain events, the Company’s borrowing costs can increase to a maximum of Eurodollar rate plus 1.375% or prime rate plus 0.875%. The interest payable on the Eurodollar rate is payable at the end of the selected duration. The Company also pays a commitment fee that varies, depending on certain financial covenants and the amount of the unused commitment, to a maximum of 0.375% per annum, on the average unused balance of the Bank Revolver. As of September 30, 2005, the Company had $343.0 million outstanding, as well as a $0.4 million Letter of Credit, under the Bank Revolver. Subject to covenant compliance at the time of each borrowing, the amount available under the Bank Revolver as of September 30, 2005 was $456.6 million.  Management believes that as of September 30, 2005, the Company was in compliance with all financial covenants and leverage ratios and all other terms of the Bank Revolver.

Interest Rate Transactions

The Company enters into interest rate transactions with different banks to diversify its risk associated with interest rate fluctuations against the variable rate debt under the Bank Revolver and to comply with certain covenants under the Bank Revolver. Under these transactions, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt.  As of September 30, 2005, the Company had an interest rate transaction outstanding that was entered into in February 1998 with a notional amount of $30.0 million and an initial term of 10 years, that effectively fixes the interest at a rate of 5.8% on borrowings equal to the total notional amount (see Note 8, Derivative and Hedging Activities).

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

Interest on the Notes, which are in denominations of $1,000 each, accrues at the rate of 7.625% per annum and is payable semi-annually in arrears on March 1 and September 1. The Company may redeem the Notes on and after March 1, 2007 at an initial redemption price of approximately 103.8% of their principal amount plus accrued interest.  The Notes are unsecured and rank junior to the Company’s senior indebtedness.  In addition to the parent, Entercom Communications Corp., all of the Company’s subsidiaries (other than Entercom Radio, LLC, the issuer of the Notes) have fully and unconditionally guaranteed jointly and severally these Notes (“Subsidiary Guarantors”).  Under certain covenants, the Subsidiary Guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Notes, and the Subsidiary Guarantors cannot incur additional indebtedness if the Leverage Ratio exceeds a specified level.

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

Non-Hedge Accounting Treatment

During the nine months ended September 30, 2005 and 2004 and as of September 30, 2005 and 2004, the Company had a derivative outstanding with a notional amount of $30.0 million that did not qualify for hedge accounting treatment. For the nine months ended September 30, 2005 and 2004, the Company recorded to the statement of operations gains of $1.1 million and of $0.8 million, respectively, under net gain on derivative instruments. For the three months ended September 30, 2005 and 2004, the Company recorded to the statement of operations a $0.5 million gain and a $0.2 million loss, respectively, under net (gain) loss on derivative instruments.

Hedge Accounting Treatment

During the nine months ended September 30, 2005 and 2004, the Company had no derivatives that qualified for hedge accounting treatment.

9.                                      COMMITMENTS AND CONTINGENCIES

Pending Acquisition

Greenville, South Carolina

On March 18, 2005, the Company entered into an asset purchase agreement to acquire the assets of WROQ-FM, WTPT-FM and WGVC-FM, serving the Greenville, South Carolina, radio market, for $45.0 million in cash, of which $2.3 million and $4.5 million were paid by the Company as deposits on August 18, 2005 and March 21, 2005, respectively.  Under the Communications Act (“Act”), the FCC imposes specific limits on the number of commercial radio stations an entity can own in a single market. In order to comply with the Act, the Company entered into an agreement to sell two of its FM radio stations, WOLI-FM and WOLT-FM (the formats of WOLI-FM and WOLT-FM are currently simulcasted).  The Company also agreed to sell WSPA-AM (see Note 9 below), even though such disposition was not required by such ownership limitations.  On October 7, 2005, the Company completed the acquisition of WROQ-FM, WTPT-FM and WGVC-FM (see Note 17, Subsequent Events).

Pending Disposition

Greenville, South Carolina

On June 13, 2005, the Company entered into an asset purchase agreement to sell WOLI-FM, WOLT-FM and WSPA-AM, serving the Greenville, South Carolina, radio market for $6.7 million in cash, of which $0.7 million was paid by the buyer as a deposit on June 14, 2005 (see Note 9 above).  On October 6, 2005, the Company completed this transaction and disposed of the assets of WOLI-FM, WOLT-FM and WSPA-AM (see Note 17, Subsequent Events).  The Company estimates that in the fourth quarter of 2005, a gain of approximately $1.0 million will be recorded for book purposes and any gain for tax purposes will be deferred under a tax efficient method.

Contingencies

In recent years, the FCC has engaged in more vigorous enforcement of its indecency rules concerning the broadcast of obscene, indecent, or profane material against the broadcasting industry as a whole. Potential changes to enhance the FCC’s authority in this area include the ability to impose substantially higher monetary forfeiture penalties, consider violations to be serious offenses in the context of license renewal applications, and, under certain circumstances, designate a license for hearing to determine whether such license should be revoked. In the event that this or similar legislation is ultimately enacted into law, the Company could face increased costs in the form of fines and a greater risk that the Company could lose any one or more of the Company’s broadcasting licenses. The FCC has issued Notices of Apparent Liability or Forfeiture Orders with respect to several of the Company’s stations proposing fines for certain programming which the FCC deemed to have been “indecent.” These cases have been or are being appealed. The Company estimates that the effect of an unfavorable outcome for the proposed fines would not materially impact the Company’s financial position, results of operations or cash flows.

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

The Company enters into indemnification agreements in the ordinary course of business. Under these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of September 30, 2005.

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

Under the repurchase programs identified below, 2.7 million shares in the amount of $94.1 million at an average price of $34.38 were repurchased for the nine months ended September 30, 2005.

March 17, 2005 Program

On March 17, 2005, the Company’s Board of Directors authorized a one-year share repurchase program of up to $100.0 million.  As of September 30, 2005, 0.3 million shares were purchased in the amount of $10.0 million at an average price of $34.26 per share and $90.0 million remained authorized as available for repurchase.

May 13, 2004 and November 1, 2004 Programs

On November 1, 2004 and May 13, 2004, the Company’s Board of Directors authorized one-year share repurchase programs of up to $100.0 million for each program. During the years 2005 and 2004, the Company repurchased an aggregate of 5.5 million shares in the amount of $200.0 million at an average price of $36.68 per share.

11.                               DEFERRED COMPENSATION PLAN

In December 2003, the Company’s Board of Directors approved an unfunded deferred compensation plan that provides a select group of the Company’s management and highly compensated employees with an opportunity to defer a portion of their compensation on a tax-favored basis. The obligations by the Company to pay these benefits under the plan represent unsecured general obligations that rank equally with the Company’s other unsecured and unsubordinated indebtedness.  As of September 30, 2005, $1.0 million were deferred under this plan and were included in other long-term liabilities in the consolidated balance sheet. For the nine months ended September 30, 2005, the Company recorded a minimal amount in unfunded compensation expense to Corporate General and Administrative Expense. The Company also recorded a deferred tax asset of $0.4 million in connection with this liability as the tax benefit of the deferred tax asset is not realized for tax purposes until the liability is paid.

12.                               NET INCOME PER SHARE

The net income per share is calculated in accordance with SFAS No. 128, “Earnings Per Share,” which requires presentation of basic net income per share and diluted net income per share. Basic net income per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes: (1) the potential dilution that could occur if all of the Company’s outstanding stock options that are in-the-money were exercised (using the treasury stock method); and (2) the restricted stock was fully vested (using the treasury stock method). Anti-dilutive instruments are not considered in this calculation. For the nine months and three months ended

September 30, 2005 and 2004, stock options and restricted stock were included in the calculation of net income per share as they were dilutive.

	NINE MONTHS ENDED
	SEPTEMBER 30, 2005			SEPTEMBER 30, 2004
	(amounts in thousands, except share and per share data)
	Income	Shares	EPS	Income	Shares	EPS
Basic net income per share:
Net income	$62,590	46,430,274	$1.35	$56,257	50,683,504	$1.11
Impact of options and restricted stock		186,596			357,488
Diluted net income per share:
Net income	$62,590	46,616,870	$1.34	$56,257	51,040,992	$1.10

For the nine months ended September 30, 2005 and 2004, outstanding options to purchase 5.5 million and 3.9 million shares, respectively, of Class A Common Stock at option exercise prices per share ranging from $32.99 to $57.63 and from $42.18 to $57.63, respectively, were excluded from the computation of diluted net income per share as the options’ exercise price was greater than the average market price of the stock.

For the nine months ended September 30, 2005, a minimal number of shares of unvested restricted stock were excluded from the computation of diluted net income per share as they were anti-dilutive under the treasury stock method.

	THREE MONTHS ENDED
	SEPTEMBER 30, 2005			SEPTEMBER 30, 2004
	(amounts in thousands, except share and per share data)
	Income	Shares	EPS	Income	Shares	EPS
Basic net income per share:
Net income	$22,078	45,825,058	$0.48	$20,261	49,523,322	$0.41
Impact of options and restricted stock		176,404			243,848
Diluted net income per share:
Net income	$22,078	46,001,462	$0.48	$20,261	49,767,170	$0.41

For the three months ended September 30, 2005 and 2004, outstanding options to purchase 5.5 million and 4.6 million shares, respectively, of Class A Common Stock at option exercise prices per share ranging from $32.21 to $57.63 and from $36.91 to $57.63, respectively, were excluded from the computation of diluted net income per share as the options’ exercise price was greater than the average market price of the stock.

For the three months ended September 30, 2005, a minimal number of shares of unvested restricted stock were excluded from the computation of diluted net income per share as they were anti-dilutive under the treasury stock method.

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

The following tables set forth condensed consolidating financial information for Entercom Communications Corp. and Radio:

•                  the balance sheets as of September 30, 2005 and December 31, 2004;

•                  the statements of operations for the nine months and three months ended September 30, 2005 and 2004; and

•                  the statements of cash flows for the nine months ended September 30, 2005 and 2004.

Condensed Balance Sheets as of September 30, 2005

(amounts in thousands)

	Entercom
	Communications	Entercom
	Corp.	Radio, LLC	Eliminations	Total

ASSETS:
Current assets	$2,427	$111,004	$—	$113,431
Net property and equipment	1,013	90,273	—	91,286
Radio broadcasting licenses - Net	—	1,288,962	—	1,288,962
Goodwill - Net	—	150,982	—	150,982
Other long-term assets - Net	725	25,150	—	25,875
Investment in subsidiaries	961,169	—	$(961,169)	—
Total assets	$965,334	$1,666,371	$(961,169)	$1,670,536

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities	$(2,302)	$26,036	$—	$23,734
Long-term liabilities	3,911	679,166	—	683,077
Total liabilities	1,609	705,202	—	706,811

Shareholders’ equity
Preferred stock
Class A, B and C common stock	459	—	—	459
Additional paid-in capital	832,515	—	—	832,515
Retained earnings	132,370	960,334	(960,334)	132,370
Unearned compensation for unvested shares of restricted stock	(2,454)	—	—	(2,454)
Accumulated other comprehensive income	835	835	(835)	835
Total shareholders’ equity	963,725	961,169	(961,169)	963,725
Total liabilities and shareholders’ equity	$965,334	$1,666,371	$(961,169)	$1,670,536

Condensed Balance Sheets as of December 31, 2004

(amounts in thousands)

	Entercom
	Communications	Entercom
	Corp.	Radio, LLC	Eliminations	Total

ASSETS:
Current assets	$2,095	$103,365	$—	$105,460
Net property and equipment	1,122	93,883	—	95,005
Radio broadcasting licenses - Net	—	1,289,040	—	1,289,040
Goodwill - Net	—	150,982	—	150,982
Other long-term assets - Net	569	26,905	—	27,474
Investment in subsidiaries	993,015	—	$(993,015)	—
Total assets	$996,801	$1,664,175	$(993,015)	$1,667,961

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities	$(1,940)	$27,723	$—	$25,783
Long-term liabilities	2,668	643,437	—	646,105
Total liabilities	728	671,160	—	671,888

Shareholders’ equity
Preferred stock	—	—	—	—
Class A, B and C common stock	486	—	—	486
Additional paid-in capital	925,883	—	—	925,883
Retained earnings	69,780	990,238	(990,238)	69,780
Unearned compensation for shares of unvested restricted stock	(2,853)	—	—	(2,853)
Accumulated other comprehensive income	2,777	2,777	(2,777)	2,777
Total shareholders’ equity	996,073	993,015	(993,015)	996,073
Total liabilities and shareholders’ equity	$996,801	$1,664,175	$(993,015)	$1,667,961

Statements of Operations for the Nine Months Ended September 30, 2005

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$595	$328,797	$(595)	$328,797

OPERATING (INCOME) EXPENSES:
Station operating expenses	—	187,843	(595)	187,248
Expenses related to a natural disaster	—	1,714	—	1,714
Depreciation and amortization	471	11,413	—	11,884
Corporate G&A expenses	14,135	74	—	14,209
Time brokerage agreement income	—	(24)	—	(24)
Net gain on sale of assets	(11)	(5,425)	—	(5,436)
Total operating expenses	14,595	195,595	(595)	209,595

OPERATING INCOME (LOSS)	(14,000)	133,202	—	119,202

OTHER (INCOME) EXPENSE:
Interest expense	—	21,620	—	21,620
Interest income	(12)	(225)	—	(237)
Net gain on derivative instruments	—	(1,071)	—	(1,071)
Gain on investments	—	(2,612)	—	(2,612)
Income from equity investment in subsidiaries	(114,132)	—	114,132	—
Total (income) expense	(114,144)	17,712	114,132	17,700

INCOME BEFORE INCOME TAXES	100,144	115,490	(114,132)	101,502

INCOME TAXES	37,554	1,358	—	38,912

NET INCOME	$62,590	$114,132	$(114,132)	$62,590

Statements of Operations for the Nine Months Ended September 30, 2004

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$429	$313,222	$(429)	$313,222

OPERATING (INCOME) EXPENSES:
Station operating expenses	—	180,838	(429)	180,409
Depreciation and amortization	360	11,434	—	11,794
Corporate G&A expenses	11,591	98	—	11,689
Time brokerage agreement fees	—	796	—	796
Net loss on sale of assets	1	740	—	741
Total operating expenses	11,952	193,906	(429)	205,429

OPERATING INCOME (LOSS)	(11,523)	119,316	—	107,793

OTHER (INCOME) EXPENSE:
Interest expense	—	15,286	—	15,286
Interest income	(5)	(160)	—	(165)
Loss on extinguishment of debt	—	1,387	—	1,387
Net gain on derivative instruments	—	(763)	—	(763)
Loss on investments	—	176	—	176
Income from equity investment in subsidiaries	(101,529)	—	101,529	—
Total (income) expense	(101,534)	15,926	101,529	15,921

INCOME BEFORE INCOME TAXES	90,011	103,390	(101,529)	91,872

INCOME TAXES	33,754	1,861	—	35,615

NET INCOME	$56,257	$101,529	$(101,529)	$56,257

Statements of Operations for the Three Months Ended September 30, 2005

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$139	$115,001	$(139)	$115,001

OPERATING (INCOME) EXPENSES:
Station operating expenses	—	63,386	(139)	63,247
Expenses related to a natural disaster	—	1,714	—	1,714
Depreciation and amortization	155	3,746	—	3,901
Corporate G&A expenses	4,595	16	—	4,611
Net loss on sale of assets	—	56	—	56
Total operating expenses	4,750	68,918	(139)	73,529

OPERATING INCOME (LOSS)	(4,611)	46,083	—	41,472

OTHER (INCOME) EXPENSE:
Interest expense	—	7,618	—	7,618
Interest income	—	(103)	—	(103)
Net gain on derivative instruments	—	(527)	—	(527)
Gain on investments	—	(1,543)	—	(1,543)
Income from equity investment in subsidiaries	(39,936)	—	39,936	—
Total (income) expense	(39,936)	5,445	39,936	5,445

INCOME BEFORE INCOME TAXES	35,325	40,638	(39,936)	36,027

INCOME TAXES	13,247	702	—	13,949

NET INCOME	$22,078	$39,936	$(39,936)	$22,078

Statements of Operations for the Three Months Ended September 30, 2004

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$149	$112,507	$(149)	$112,507

OPERATING (INCOME) EXPENSES:
Station operating expenses	—	63,679	(149)	63,530
Depreciation and amortization	120	3,894	—	4,014
Corporate G&A expenses	4,012	26	—	4,038
Time brokerage agreement fees	—	615	—	615
Net gain on sale of assets	—	(8)	—	(8)
Total operating expenses	4,132	68,206	(149)	72,189

OPERATING INCOME (LOSS)	(3,983)	44,301	—	40,318

OTHER (INCOME) EXPENSE:
Interest expense	—	5,668	—	5,668
Interest income	(3)	(53)	—	(56)
Loss on extinguishment of debt	—	1,387	—	1,387
Net loss on derivative instruments	—	268	—	268
Income from equity investment in subsidiaries	(36,398)	—	36,398	—
Total (income) expense	(36,401)	7,270	36,398	7,267

INCOME BEFORE INCOME TAXES	32,418	37,031	(36,398)	33,051

INCOME TAXES	12,157	633	—	12,790

NET INCOME	$20,261	$36,398	$(36,398)	$20,261

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2005

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total

OPERATING ACTIVITIES:
Net cash provided by operating activities	$61,783	$23,423	$—	$85,206

INVESTING ACTIVITIES:
Additions to property and equipment	(130)	(7,506)	—	(7,636)
Proceeds from sale of property, equipment and other assets	—	7,824	—	7,824
Deferred charges and other assets	(68)	(45)	—	(113)
Purchase of investments	—	(72)	—	(72)
Proceeds from investments	—	5,579	—	5,579
Station acquisition deposits and costs	—	(6,131)	—	(6,131)
Net inter-company loans	31,846	(31,846)	—	—
Net cash provided by (used in) investing activities	31,648	(32,197)	—	(549)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	104,500	—	104,500
Payments on long-term debt	—	(94,513)	—	(94,513)
Proceeds from issuance of common stock related to incentive plans	406	—	—	406
Purchase of the Company’s Class A common stock	(94,071)	—	—	(94,071)
Proceeds from exercise of stock options	137	—	—	137
Net cash provided by (used in) financing activities	(93,528)	9,987	—	(83,541)

Net increase (decrease) in cash and cash equivalents	(97)	1,213	—	1,116
Cash and cash equivalents, beginning of year	288	11,556	—	11,844
Cash adjustment for deconsolidated entity	—	—	2	2
Cash and cash equivalents, end of period	$191	$12,769	$2	$12,962

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2004

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total

OPERATING ACTIVITIES:
Net cash provided by operating activities	$61,591	$27,219	$—	$88,810

INVESTING ACTIVITIES:
Additions to property and equipment	(993)	(4,644)	—	(5,637)
Proceeds from sale of property, equipment and other assets	—	822	—	822
Purchases of radio station assets	—	(98,803)	—	(98,803)
Deferred charges and other assets	(94)	(174)	—	(268)
Purchase of investments	—	(34)	—	(34)
Proceeds from investments	456	—	—	456
Station acquisition deposits and costs	—	8	—	8
Net inter-company loans	36,697	(36,697)	—	—
Net cash provided by (used in) investing activities	36,066	(139,522)	—	(103,456)

FINANCING ACTIVITIES:
Deferred financing expenses related to bank facility and senior subordinated debt	—	(4,220)	—	(4,220)
Proceeds from issuance of long-term debt	—	461,000	—	461,000
Payments on long-term debt	—	(349,763)	—	(349,763)
Proceeds from issuance of common stock related to incentive plans	450	—	—	450
Purchase of the Company’s Class A common stock	(99,979)	—	—	(99,979)
Proceeds from exercise of stock options	2,399	—	—	2,399
Net cash provided by (used in) financing activities	(97,130)	107,017	—	9,887

Net increase (decrease) in cash and cash equivalents	71	(4,830)	—	(4,759)
Cash and cash equivalents, beginning of year	103	15,791	—	15,894
Cash and cash equivalents, end of period	$174	$10,961	$—	$11,135

14.          INCOME TAXES

Effective Tax Rates

The effective tax rates for the nine months ended September 30, 2005 and 2004 were 38.3% and 38.8%, respectively, and for each of the three months ended September 30, 2005 and 2004 were 38.7%.  During the nine months ended September 30, 2005, the Company included, in income taxes, a tax benefit of $0.3 million, primarily from changes in the prior year’s taxable income in several jurisdictions in which the Company operates.

The Company made income tax payments of $9.7 million and $9.4 million for the nine months ended September 30, 2005 and 2004, respectively, and $2.8 million and $2.9 million for the three months ended September 30, 2005 and 2004, respectively.

The Company’s effective tax rates, for each of the nine months ended September 30, 2005 and 2004, were based on the estimated annual effective tax rates for 2005 and 2004 of 38.8%, which includes the effect of permanent differences between income subject to income tax for book and tax purposes. Any subsequent fluctuation in the estimated annual rate for 2005 could be due to: (1) changes in the level of income in any of the Company’s taxing jurisdictions; (2) changes in the statutes and rules applicable to taxable income in the jurisdictions in which the Company operates; (3) changes in the expected outcome of tax audits; (4) changes in the estimate of expenses that are not deductible for tax purposes; and (5) changes in the deferred tax valuation allowance. The Company’s effective tax rate is higher than the federal statutory rate of 35% primarily as a result of the provision for state taxes (net of a federal tax deduction) in the tax rate.

Deferred Tax Liabilities

The deferred tax liabilities were $182.6 million as of September 30, 2005. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

Deferred Tax Assets

The Company’s net deferred tax assets were $3.5 million as of September 30, 2005. As required under the provisions of SFAS No. 109, the Company establishes a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In assessing a valuation allowance for deferred tax assets, the Company estimates future taxable income and provides a valuation allowance when it is more likely than not to be recovered. Future taxable income could be materially different than amounts estimated, in which case the valuation allowance would be adjusted.  The Company recorded a partial valuation allowance of $0.6 million due to the five-year limitation for tax purposes of recognizing a loss on these investments for federal and state income taxes as only investment gains can be used to offset these losses.  Based upon the years in which taxable temporary differences are anticipated to reverse, as of September 30, 2005, management believes it is more likely than not that the Company will realize the benefits of the deferred tax asset balance.  On a quarterly basis, management will assess whether it remains more likely than not that the deferred tax assets will be realized.

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

The Company was subject to audit by the Internal Revenue Service (“IRS”) for the tax years of 2001 through 2004.  In 2005, the IRS chose to examine the 2003 tax year.  On May 6, 2005, the Company received a notice from the IRS that the examination for the 2003 tax year was completed. Based upon the results of the examination, the Company did not record any additional income tax liabilities beyond those already recorded.

15.          TRADE RECEIVABLES AND RELATED ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade receivables are primarily comprised of unpaid advertising by advertisers on our radio stations, net of agency commissions and an estimated provision for doubtful accounts.  Advertisers are generally invoiced for the advertising after the advertisements are aired.  Estimates of the allowance for doubtful accounts are recorded based on management’s judgment of the collectibility of the accounts receivable based on historical information, relative improvements or deteriorations in the age of the accounts receivable and changes in current economic conditions.  The trade receivable balances and reserve for doubtful accounts as of September 30, 2005 and December 31, 2004 are presented in the following table:

	September 30, 2005	December 31, 2004
	(amounts in thousands)

Accounts receivable	$90,381	$80,938

Allowance for doubtful accounts	(4,278)	(2,597)

Accounts receivable, net of allowance for doubtful accounts	$86,103	$78,341

As described in Note 16, the operations of the Company’s six New Orleans, Louisiana, radio stations were impacted by Hurricane Katrina. As a result, the Company recorded expenses related to a natural disaster of $1.7 million in the statement of operations under operating income. This amount includes an expense of $1.5 million due to an increase in the Company’s accounts receivable reserve. The accounts receivable reserve, which is an estimate based upon information available at this time, is subject to change and will be impacted by the duration of the recovery period by the business and resident population communities.

16.          EXPENSES RELATED TO A NATURAL DISASTER

Hurricane Katrina and its aftermath, including the flooding of the majority of the city of New Orleans, the evacuation of its residents and the cessation of day-to-day commerce, have severely impacted the operations of the Company’s six radio stations in New Orleans, Louisiana. As a result, for the nine and three months ended September 30, 2005, the Company recorded as a separate line item under operating expenses, $1.7 million of expenses related to a natural disaster, which was primarily comprised of a $1.5 million increase to the Company’s accounts receivable reserve (see Note 15, above) and the abandonment of certain broadcasting equipment. The expense is an estimate based upon information available at this time and is subject to change.

Based upon examples of other natural disasters and the subsequent rebuilding of the communities thereafter, the Company has determined it is more likely than not that the fair value of the Company’s FCC licenses, goodwill and other intangibles for the Company’s New Orleans market has not been reduced below the amount reflected in the balance sheets. Accordingly, no impairment charges were recorded for the nine and three months ended September 30, 2005. If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company’s broadcasting licenses below the amount reflected in the balance sheets, the Company may be required to recognize impairment charges in future periods (see Note 4, Intangible Assets and Goodwill).

17.          SUBSEQUENT EVENTS

On October 7, 2005, the Company completed the transaction to purchase the radio station assets of WROQ-FM, WTPT-FM and WGVC-FM in Greenville, South Carolina, for $45.0 million (see Note 9, Commitments and Contingencies, for further discussion).

On October 6, 2005, the Company completed the transaction to dispose of the assets of WOLI-FM, WOLT-FM and WSPA-AM in Greenville, South Carolina, for $6.7 million (see Note 9 Commitments and Contingencies, for further discussion).

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

You should read the following discussion and analysis of our financial condition and results in conjunction with our consolidated financial statements and related notes included elsewhere in this report.  The following results of operations include a discussion of the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, and the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Our results of operations represent the operations of the radio stations owned or operated pursuant to time brokerage agreements or joint sales agreements during the relevant periods.

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

Results of Operations

Nine Months Ended September 30, 2005 As Compared To The Nine Months Ended September 30, 2004

The following significant factors affected our results of operations for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004:

Acquisitions

•      on September 3, 2004, we acquired for $73.5 million three radio stations in Indianapolis, Indiana, that we began operating on June 1, 2004 under a time brokerage agreement, which in 2005 increased net revenues, station operating expenses, depreciation and amortization expense and interest expense;

•      on June 15, 2004, we acquired for $14.6 million a radio station in Providence, Rhode Island, that we began operating on April 16, 2004 under a time brokerage agreement, which in 2005 increased net revenues, station operating expenses, depreciation and amortization expense and interest expense; and

•      on May 5, 2004, we acquired for $10.5 million a radio station in Buffalo, New York, which in 2005 increased net revenues, station operating expenses, depreciation and amortization expense, and interest expense.

Dispositions

•      on March 31, 2005, we disposed of our four radio stations in Longview, Washington, for $2.2 million, that the buyer commenced operating under a time brokerage agreement on November 15, 2004, which in 2005 decreased net revenues, station operating expenses and depreciation and amortization expense; and

•      on January 21, 2005, we disposed of a radio station in Seattle, Washington, for $6.0 million, that the buyer commenced operating under a time brokerage agreement on December 12, 2004, which in 2005 resulted in a gain on sale of assets of $5.5 million and decreased net revenues, station operating expenses and depreciation and amortization expense.

Financing

•      under three authorized share repurchase programs, we purchased shares of Class A common stock during the second, third and fourth quarters of 2004 and the first and second quarters of 2005 for an aggregate amount of $210.0 million, which in 2005 increased our interest expense due to increased borrowings used to finance the purchase of our stock; and

•      on August 12, 2004, we entered into a new credit facility, which in 2005 increased interest expense due to an increase in fees associated with an increase in our funds available under our facility.

Other

•      Hurricane Katrina and its aftermath have severely impacted lives and businesses in the Gulf Coast area, including the operations of our radio stations in New Orleans, Louisiana, which in 2005 resulted in $1.7 million of expenses related to a natural disaster; and

•      on January 18, 2005, we restructured our agreement with the Seattle Seahawks, effective with the start of the 2005 National Football League season, which eliminates our production of the games and our selling of the advertising time which, in 2005, decreased our net revenues and station operating expenses.

Net Revenues:

	Nine Months Ended
	September 30, 2005	September 30, 2004
	(amounts in millions)
Net Revenues	$328.8	$313.2
Amount of Change	$15.6
Percentage Change	5.0%

Our Indianapolis market, which was acquired during the third quarter of 2004, together with our Boston, Sacramento, Providence and Buffalo markets, contributed to our overall net revenues increase. Most of our markets realized an improvement in net revenues, which was offset by declines in a few of our markets.  Also, net revenues for the nine months ended September 30, 2005 were negatively impacted by a restructured agreement with the Seattle Seahawks, effective with the start of the 2005 National Football League season, that eliminated our production of the games and our sale of advertising time.

Same Station Considerations:

•      Net revenues in 2005 would have been lower by $0.4 million if we had adjusted for net revenues from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2005.

•      Net revenues in 2004 would have been higher by $1.8 million if we had adjusted for net revenues from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2004.

Station Operating Expenses:

	Nine Months Ended
	September 30, 2005	September 30, 2004
	(amounts in millions)
Station Operating Expenses	$187.2	$180.4
Amount of Change	$6.8
Percentage Change	3.8%

The increase of $6.8 million in station operating expenses in 2005 was primarily due to an increase in the variable expenses associated with the increase in net revenues as described under net revenues and the effects of inflation.  Also, station operating expenses for the nine months ended September 30, 2005 were positively impacted by a restructured agreement with the Seattle Seahawks, effective with the start of the 2005 National Football League season, that eliminated our production of the games and our sale of advertising time.

Same Station Considerations:

•      Station operating expenses for 2005 would have been lower by $0.3 million if we had adjusted for station operating expenses from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2005.

•      Station operating expenses for 2004 would have been higher by $1.0 million if we had adjusted for station operating expenses from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2004.

Depreciation and Amortization Expenses:

	Nine Months Ended
	September 30, 2005	September 30, 2004
	(amounts in millions)
Depreciation and Amortization Expenses	$11.9	$11.8
Amount of Change	$0.1
Percentage Change	0.9%

Depreciation and amortization expenses increased by $0.1 million primarily from the acquisitions in 2004 of radio station assets in the Indianapolis, Buffalo and Providence markets.

Corporate General and Administrative Expenses:

	Nine Months Ended
	September 30, 2005	September 30, 2004
	(amounts in millions)
Corporate General and Administrative Expenses	$14.2	$11.7
Amount of Change	$2.5
Percentage Change	21.4%

The increase in corporate general and administrative expenses of $2.5 million, which includes non-cash compensation expense, was primarily due to higher legal expenses associated with complying with the New York Attorney General’s investigation of promotional practices involved in record companies’ dealings with radio stations (for further discussion, see Form 10-K as filed on March 2, 2005 – Part 1, Item 3, Legal Proceedings).

Operating Income:

	Nine Months Ended
	September 30, 2005	September 30, 2004
	(amounts in millions)
Operating Income	$119.2	$107.8
Amount of Change	$11.4
Percentage Change	10.6%

The increase in operating income of $11.4 million was primarily due to: (1) the factors described above (i.e., changes in net revenues, offset by station operating expenses); and (2) an increase in net gain on sale or disposal of assets of $6.1 million to a net gain of $5.4 million for the nine months ended September 30, 2005 as compared to a loss of $0.7 million for the nine months ended September 30, 2004, primarily from a gain on the sale of a radio station in 2005. The increase in operating income was offset primarily by: (i) an increase in corporate general and administrative expenses of $2.5 million to $14.2 million for the nine months ended September 30, 2005 from $11.7 million for the nine months ended September 30, 2004, due to the factors described above; and (ii) expenses of $1.7 million in 2005 related to a natural disaster from the effects of Hurricane Katrina.

Same Station Considerations:

•      Operating income in 2005 would have been lower by $0.1 million if we had adjusted for operating income from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2005 (exclusive of depreciation and amortization expenses and time brokerage agreement fees, where applicable).

•      Operating income in 2004 would have been higher by $0.8 million if we had adjusted for operating income from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2004 (exclusive of depreciation and amortization expenses and time brokerage agreement fees, where applicable).

Interest Expense:

	Nine Months Ended
	September 30, 2005	September 30, 2004
	(amounts in millions)
Interest Expense	$21.6	$15.3
Amount of Change	$6.3
Percentage Change	41.2%

The increase in interest expense of $6.3 million was primarily attributable to: (1) higher average outstanding debt under our senior credit agreement used to finance: (a) the purchase of our stock in the amount of $210.0 million for the period beginning in May 2004 under several stock repurchase programs; and (b) acquisitions of $98.8 million in Indianapolis, Buffalo and Providence during the second and third quarters of 2004; and (2) higher interest rates on outstanding debt during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. These increases in indebtedness were offset by payments of principal.

Income Before Income Taxes:

	Nine Months Ended
	September 30, 2005	September 30, 2004
	(amounts in millions)
Income Before Income Taxes	$101.5	$91.9
Amount of Change	$9.6
Percentage Change	10.5%

The increase in income before income taxes of $9.6 million was mainly attributable to: (1) an improvement this year in net revenues, net of an increase in station operating expenses, for the reasons described above; (2) an increase in net gain on sale or disposal of assets of $6.1 million for the reasons described above under operating income; (3) an increase in gain on investments of $2.8 million to a gain of $2.6 million for the nine months ended September 30, 2005 from a loss of $0.2 million for the nine months ended September 30, 2004, primarily from the disposition of available-for-sale securities; and (4) the absence in 2005 of a loss on extinguishment of debt as compared to a $1.4 million loss on extinguishment of debt for the nine months ended September 30, 2004, from the refinancing of our former senior credit facility in the third quarter of 2004.

This increase was offset by: (i) an increase in interest expense of $6.3 million to $21.6 million for the nine months ended September 30, 2005 from $15.3 million for the nine months ended September 30, 2004, for the reasons described above under interest expense; and (ii) an increase in corporate general and administrative expenses of $2.5 million to $14.2 million for the nine months ended September 30, 2005 from $11.7 million for the nine months ended September 30, 2004, for the reasons described above under corporate general and administrative expenses.

Income Taxes:

	Nine Months Ended
	September 30, 2005	September 30, 2004
	(amounts in millions)
Income Tax	$38.9	$35.6
Amount of Change	$3.3
Percentage Change	9.3%

The increase in income taxes of $3.3 million is primarily a result of an increase in income before income taxes. Our effective income tax rate, which is based on the estimated annual effective tax rate, was 38.3% for the nine months ended September 30, 2005 as compared to 38.8% for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, we included in our income taxes a tax benefit of $0.3 million primarily from changes in the prior year’s taxable income in several jurisdictions in which we operate. The current and deferred portions of our income tax expense were $12.1 million and $26.8 million, respectively, for the nine months ended September 30, 2005. The current and deferred portions of our income tax expense were $6.6 million and $29.0 million, respectively, for the nine months ended September 30, 2004.

We estimate that our annual effective tax rate for 2005 will be 38.8%, which amount may fluctuate from quarter to quarter. Our effective tax rate may be materially impacted by: (1) changes in the level of income in any of our taxing jurisdictions; (2) regulatory changes in certain states in which we operate; (3) changes in the expected outcome of tax audits; (4) changes in the estimate of expenses that are not deductible for tax purposes; and/or (5) changes in the deferred tax valuation allowance.

Our deferred tax liability was $182.6 million and $155.9 million as of September 30, 2005 and December 31, 2004, respectively. The deferred tax liability primarily relates to differences between book and tax bases of our FCC licenses. Under the provisions of Statement of Financial Accounting Standards No. 142, or SFAS No. 142, we do not amortize our FCC licenses for financial statement purposes, but instead test them annually for impairment. As our FCC licenses continue to amortize for tax purposes, our deferred tax liability will increase over time. We do not expect the significant portion of our deferred tax liability to reverse over time unless: (1) our FCC licenses become impaired; or (2) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire Company in a taxable transaction.

Net Income:

	Nine Months Ended
	September 30, 2005	September 30, 2004
	(amounts in millions)
Net Income	$62.6	$56.3
Amount of Change	$6.3
Percentage Change	11.2%

The increase in net income of $6.3 million was primarily attributable to the reasons described above under income before income taxes, net of income tax expense.

Three Months Ended September 30, 2005 As Compared To The Three Months Ended September 30, 2004

Net Revenues:

	Three Months Ended
	September 30, 2005	September 30, 2004
	(amounts in millions)
Net Revenues	$115.0	$112.5
Amount of Change	$2.5
Percentage Change	2.2%

Most of our markets realized an improvement in net revenues, with our Boston, Sacramento, Providence and Portland markets contributing significantly to our overall net revenues increase. This increase was offset by declines in a few of our markets. Also, net revenues for the three months ended September 30, 2005 were negatively impacted by a restructured agreement with the Seattle Seahawks, effective with the start of the 2005 National Football League season, that eliminated our production of the games and our sale of advertising time.

Same Station Considerations:

•              During the three months ended September 30, 2005, there were no acquisitions or dispositions of radio stations or significant contracts which would have had an effect on net revenues for purposes of same station computations.

•              Net revenues for the three months ended September 30, 2004 would have been lower by $1.2 million if we had adjusted for net revenues from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2004.

Station Operating Expenses:

	Three Months Ended
	September 30, 2005	September 30, 2004
	(amounts in millions)
Station Operating Expenses	$63.2	$63.5
Amount of Change	$-0.3
Percentage Change	-0.5%

The decrease of $0.3 million in station operating expenses in 2005 was positively impacted from a restructured agreement with the Seattle Seahawks, effective with the start of the 2005 National Football League season, that eliminated our production of the games and our sale of advertising time.

Same Station Considerations:

•              During the three months ended September 30, 2005, there were no acquisitions or dispositions of radio stations or significant contracts which would have had an effect on station operating expenses for purposes of same station computations.

•              Station operating expenses for the three months ended September 30, 2004 would have been lower by $1.7 million if we had adjusted for station operating expenses from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2004.

Depreciation and Amortization Expenses:

	Three Months Ended
	September 30, 2005	September 30, 2004
	(amounts in millions)
Depreciation and Amortization Expenses	$3.9	$4.0
Amount of Change	$-0.1
Percentage Change	-2.5%

Depreciation and amortization expenses decreased by $0.1 million primarily due to higher costs in 2004 from the amortization of short-lived intangible assets from the acquisition of our Indianapolis stations during September 2004.

Corporate General and Administrative Expenses:

	Three Months Ended
	September 30, 2005	September 30, 2004
	(amounts in millions)
Corporate General and Administrative Expenses	$4.6	$4.0
Amount of Change	$0.6
Percentage Change	15.0%

The increase in corporate general and administrative expenses of $0.6 million, which includes non-cash compensation expense, was primarily due to a contribution of $0.3 million for the three months ended September 30, 2005 to the Entercom Employee Relief Fund. We established this fund to enable us to assist our New Orleans employees personally impacted by this natural disaster.

Operating Income:

	Three Months Ended
	September 30, 2005	September 30, 2004
	(amounts in millions)
Operating Income	$41.5	$40.3
Amount of Change	$1.2
Percentage Change	3.0%

The increase in operating income of $1.2 million was primarily due to: (1) the factors described above (i.e., changes in net revenues, offset by station operating expenses); and (2) the elimination of time brokerage agreement fees for the three months ended September 30, 2005 as compared to $0.6 million for the three months ended September 30, 2004. The increase in operating income was offset by: (i) an increase in corporate general and administrative expenses of $0.6 million to $4.6 million for the three months ended September 30, 2005 from $4.0 million for the three months ended September 30, 2004, due to the factors described above; and (ii) the expenses related to a natural disaster of $1.7 million for the three months ended September 30, 2005.

Same Station Considerations:

•      During the three months ended September 30, 2005, there were no acquisitions or dispositions of radio stations or significant contracts which would have had an effect on station operating expenses for purposes of same station computations (exclusive of depreciation and amortization expenses, where applicable).

•      Operating income for the three months ended September 30, 2004 would have been higher by $0.5 million if we had adjusted for operating income from acquisitions and dispositions of radio stations and significant contracts as of January 1, 2004 (exclusive of depreciation and amortization expenses and net time brokerage agreement fees, where applicable).

Interest Expense:

	Three Months Ended
	September 30, 2005	September 30, 2004
	(amounts in millions)
Interest Expense	$7.6	$5.7
Amount of Change	$1.9
Percentage Change	33.3%

The increase in interest expense of $1.9 million was primarily attributable to: (1) higher average outstanding debt under our senior credit agreement used to finance: (a) the purchase of our stock in the amount of $210.0 million for the period beginning in May 2004 under several stock repurchase programs; and (b) the $73.5 million acquisition in Indianapolis during the third quarter of 2004; and (2) higher interest rates on outstanding debt during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. These increases in indebtedness were offset by payments of principal.

Income Before Income Taxes:

	Three Months Ended
	September 30, 2005	September 30, 2004
	(amounts in millions)
Income Before Income Taxes	$36.0	$33.1
Amount of Change	$2.9
Percentage Change	8.8%

The increase in income before income taxes was mainly attributable to: (1) an increase in operating income of $1.2 million for the reasons described above; (2) a gain on investments of $1.5 million for the three months ended September 30, 2005 from the disposition of available-for-sale securities; (3) the elimination of a loss on extinguishment of debt for the three months ended September 30, 2005 as compared to a loss on extinguishment of debt of $1.4 million for the three months ended September 30, 2004, from the refinancing of our former senior credit facility in the third quarter of 2004; and (4) an increase in net gain on derivative instruments of $0.8 million to a net gain of $0.5 million for the three months ended September 30, 2005 from a net loss of $0.3 million for the three months ended September 30, 2004, due to an increase in liability for our outstanding interest rate derivative.

The increase in income before income taxes was offset by an increase in interest expense of $1.9 million to $7.6 million for the three months ended September 30, 2005 from $5.7 million for the three months ended September 30, 2004, for the reasons described above under interest expense.

Income Taxes:

	Three Months Ended
	September 30, 2005	September 30, 2004
	(amounts in millions)
Income Tax	$13.9	$12.8
Amount of Change	$1.1
Percentage Change	8.6%

The increase in income taxes is primarily a result of an increase in income before income taxes. Our effective income tax rate, which is based on the estimated annual effective tax rate, was 38.7% for each of the three-month periods ended September 30, 2005 and 2004.  The current and deferred portions of our income tax expense were $4.4 million and $9.5 million, respectively, for the three months ended September 30, 2005. The current and deferred portions of our income tax expense were $2.8 million and $10.0 million, respectively, for the three months ended September 30, 2004.

We estimate that our annual effective tax rate for 2005 will be 38.8%, which amount may fluctuate from quarter to quarter. Our effective tax rate may be materially impacted by: (1) changes in the level of income in any of our taxing jurisdictions; (2) regulatory changes in certain states in which we operate; (3) changes in the expected outcome of tax audits; (4) changes in the estimate of expenses that are not deductible for tax purposes; and/or (5) changes in the deferred tax valuation.

Our deferred tax liability was $182.6 million and $155.9 million as of September 30, 2005 and December 31, 2004, respectively. The deferred tax liability primarily relates to differences between book and tax bases of our FCC licenses. Under the provisions of SFAS No. 142, we do not amortize our FCC licenses for financial statement purposes, but instead test them annually for impairment. As our FCC licenses continue to amortize for tax purposes, our deferred tax liability will increase over time. We do not expect the significant portion of our deferred tax liability to reverse over time unless: (1) our FCC licenses become impaired; or (2) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire Company in a taxable transaction.

Net Income:

	Three Months Ended
	September 30, 2005	September 30, 2004
	(amounts in millions)
Net Income	$22.1	$20.3
Amount of Change	$1.8
Percentage Change	8.9%

The increase of $1.8 million in net income was primarily attributable to an increase in income before income taxes offset by an increase in income taxes.

Liquidity and Capital Resources

We have used a significant portion of our capital resources to repurchase shares of our Class A common stock under our repurchase programs (see Liquidity and Capital Resources, Share Repurchase Programs below). Generally, our acquisitions and share repurchases are funded from one or a combination of the following sources: (1) our credit agreement; (2) the issuance and sale of securities; (3) internally generated cash flow; and (4) the swapping of our radio stations in transactions which qualify as “like-kind” exchanges under Section 1031 of the Internal Revenue Code.  Historically, we have not paid dividends.

Operating Activities

Net cash flows provided by operating activities were $85.2 million and $88.8 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease was mainly attributable to: (1) an elimination from net income of a gain on dispositions and exchanges of assets of $5.4 million for the nine months ended September 30, 2005, primarily from the disposition of a station in Seattle; (2) an elimination from net income of a $2.6 million gain on investments for the nine months ended September 30, 2005; and (3) a decrease in deferred taxes of $2.2 million, primarily from the elimination this year of bonus depreciation for tax purposes. The decrease was offset by: (i) an increase in net income of $6.3 million to $62.6 million for the nine months ended September 30, 2005 from $56.3 million for the nine months ended September 30, 2004; and (ii) the addition to net income of $1.7 million for the nine months ended September 30, 2005 of expenses related to the New Orleans hurricane disaster.

Investing Activities

Net cash flows used in investing activities were $0.5 million and $103.5 million for the nine months ended September 30, 2005 and 2004, respectively.

The cash flows used in investing activities for the nine months ended September 30, 2005 reflect: (1) additions to property and equipment of $7.6 million; and (2) station acquisition deposits and costs of $6.1 million. The cash flows used in investing activities were offset by: (i) the proceeds of $7.8 million from the sale of stations in Seattle and Longview; and (ii) proceeds from investments of $5.6 million.  The cash flows used in investing activities for the nine months ended September 30, 2004 primarily reflect purchases of radio station assets of $98.8 million and additions to property and equipment of $5.6 million.

Financing Activities

Net cash flows used in financing activities were $83.5 million for the nine months ended September 30, 2005 and net cash flows provided by financing activities were $9.9 million for the nine months ended September 30, 2004.

The cash flows used in financing activities for the nine months ended September 30, 2005 reflect the repurchase of $94.1 million of Class A common stock, offset by net borrowings of long-term debt of $10.0 million.  The cash flows provided by financing activities for the nine months ended September 30, 2004 primarily reflect the repurchase of $100.0 million of our Class A common stock, offset by net borrowings of long-term debt of $107.0 million.

Our Bank Revolver

On August 12, 2004, we entered into a bank credit agreement, our Bank Revolver, with a syndicate of banks, for a five-year senior secured revolving credit facility of $800.0 million. We used $271.0 million from the Bank Revolver to pay all principal outstanding under our previous credit facility. The Bank Revolver is secured by a pledge of 100% of the capital stock and other equity interest in all of our wholly owned subsidiaries. The Bank Revolver requires us to comply with certain financial covenants and leverage ratios which are defined terms within the agreement, including: (1) Total Debt to Operating Cash Flow; (2) Operating Cash Flow to Interest Expense; and (3) Operating Cash Flow to Fixed Charges. Upon the occurrence of certain events, our borrowing costs can increase to a maximum of Eurodollar plus 1.375% or prime plus 0.875%. The interest payable on the Eurodollar rate is payable at the end of the selected duration. We also pay a commitment fee that varies depending on certain financial covenants and the amount of the unused commitment, to a maximum of 0.375% per annum, on the average unused balance of the Bank Revolver. Management believes we are in compliance with all financial covenants and leverage ratios and all other terms of the agreement.

As of September 30, 2005, we had credit available of $456.6 million under the Bank Revolver, subject to compliance with the covenants under the Bank Revolver at the time of borrowing.  Our liquidity requirements are for working capital and general corporate purposes, including capital expenditures, and any one or more of the following: repurchase of stock, dividends and acquisitions. During the nine months ended September 30, 2005, we paid $9.7 million in income taxes that included certain state taxes for 2004 and estimated federal and certain state taxes for 2005. We anticipate that we will continue to make quarterly estimated federal and state income tax payments based upon expected quarterly taxable income. Capital expenditures for the nine months ended September 30, 2005 were $7.6 million. We anticipate that capital expenditures in 2005 will consist of: (1) an amount between $6.0 million and $7.0 million for capital expenditures incurred in the ordinary course of business and for the conversion of many of our stations to digital radio; and (2) $5.0 million incurred for the relocation and consolidation of our studio facilities in several of our markets.  We anticipate that our capital expenditure needs for 2006 will be similar to our needs in 2005.

On March 18, 2005, we entered into an asset purchase agreement to acquire three radio stations in Greenville, South Carolina, for a purchase price of $45.0 million. Under this agreement, we funded $6.8 million into an escrow deposit to be applied against the purchase price upon closing. Closing on this transaction, which was completed on October 7, 2005, was funded primarily from: (1) available borrowings under the Bank Revolver; (2) proceeds of $6.7 million from the sale of three Greenville, South Carolina, radio stations; and (3) the escrow deposit.

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

As of September 30, 2005, we had $13.0 million in cash and cash equivalents.  During the nine months ended September 30, 2005, we increased our net outstanding debt by $10.0 million, primarily from the cash required for the repurchase of our Class A common stock. As of September 30, 2005, we had outstanding: (1) $343.3 million of senior debt; (2) $0.4 million in a letter of credit; and (3) $150.0 million in senior subordinated notes.

Credit Rating Agencies

On a continuing basis, credit rating agencies such as Moody’s Investor Services and Standard and Poor’s evaluate our debt in order to assign a credit rating. As a result of their reviews, our credit rating could change. Management believes that any significant downgrade in our credit rating could adversely impact our future liquidity. The effect of a change in our credit rating may include, among other things, interest rate changes under any or all future bank facilities, debentures, notes or other types of debt.

Share Repurchase Programs

On March 17, 2005, our Board of Directors authorized a one-year share repurchase program of up to $100.0 million of our Class A common stock. Under this program, as of September 30, 2005, 0.3 million shares were purchased in the amount of $10.0 million at an average price of $34.26 per share.  As of November 3, 2005, $90.0 million remained authorized as available for repurchase.

On May 13, 2004 and on November 1, 2004, our Board of Directors authorized one-year share repurchase programs of up to $100.0 million of our Class A common stock for each program. On a combined basis under these two repurchase programs, we repurchased an aggregate of 5.5 million shares during 2005 and 2004 in the amount of $200.0 million at an average price of $36.68 per share.

Contractual Obligations

The following table reflects a summary as of September 30, 2005 of our contractual obligations for the remainder of the year 2005 and thereafter:

Contractual Obligations:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(amounts in thousands)

Long-term debt obligations (1)	$652,280	$6,982	$55,860	$391,563	$197,875
Operating lease obligations	55,716	2,088	16,102	14,668	22,858
Purchase obligations (2)	163,417	64,672	79,638	18,473	634
Other long-term liabilities (3)	189,832	—	2,226	1,559	186,047
Total	$1,061,245	$73,742	$153,826	$426,263	$407,414

(1)

(a) Our Bank Revolver had outstanding debt in the amount of $343.0 million as of September 30, 2005. The maturity under our Bank Revolver could be accelerated if we do not maintain certain covenants. The above table includes projected interest expense under the remaining term of the agreement.

(b) Under our $150.0 million 7.625% senior subordinated notes, the maturity could be accelerated if we do not maintain certain covenants or could be repaid in cash by us at our option prior to the due date of the notes. The above table includes projected interest expense under the remaining term of the agreement.

(2)	(a) Our obligation to acquire the assets of three radio stations in Greenville, South Carolina, for a purchase price of $45.0 million was completed on October 7, 2005.

(b) After extensive litigation, on May 19, 2003, we acquired a radio station for a purchase price of $21.2 million, which included an award by the court of $3.8 million in damages as an offset against the original $25.0 million purchase price. A successful appeal by the seller could reverse the $3.8 million in damages awarded by the court.

(c) We have $1.8 million in liabilities related to: (i) construction obligations in connection with the relocation and consolidation of certain of our studio facilities; (ii) our obligation to provide a letter of credit; and (iii) an obligation to increase our interest in a partnership carried as an investment.

(d) In addition to the above, purchase obligations of $112.7 million include contracts primarily for on-air personalities, sports programming rights, ratings services, music licensing fees and equipment maintenance.

(3)

Included within our long-term liabilities of $683.1 million are deferred income tax liabilities of $182.6 million that are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax liabilities may vary according to changes in tax laws, tax rates and our operating results. As a result, it is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities have been reflected in “More Than 5 Years.”

Off-Balance Sheet Arrangements

We utilize letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under our Bank Revolver. An outstanding letter of credit of $0.4 million as of September 30, 2005 was immaterial.

We enter into interest rate swap contracts to hedge a portion of our variable rate debt. See Note 8 in the accompanying condensed consolidated financial statements for a detailed discussion of our derivative instruments.

In connection with our pending acquisition of three radio stations in Greenville, South Carolina as of September 30, 2005, we determined that FIN 46R was not applicable. The seller, as the primary beneficiary, could have incurred the expected losses that may have arisen from the entities holding the assets to be acquired. As a result, we did not include in the condensed consolidated balance sheets as of September 30, 2005 the fair value of all of the assets and liabilities of the seller’s entities that contained the assets that are to be acquired under the asset purchase agreement. Upon closing of this transaction during the fourth quarter of 2005, we expect to consolidate the assets that are to be acquired under the asset purchase agreement.

In connection with our pending disposition of three radio stations in Greenville, South Carolina as of September 30, 2005, we determined that FIN 46R was not applicable. We remained the primary beneficiary and could have incurred the expected losses that may have arisen from the entities holding the assets to be acquired.  As a result, we included in the condensed consolidated balance sheets as of September 30, 2005 the carrying value of all of the assets and liabilities of our entities that contained the assets that are to be acquired under the asset purchase agreement. Upon closing of this transaction during the fourth quarter of 2005, we expect to deconsolidate the assets that are to be acquired by the buyer under the asset purchase agreement.

We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at September 30, 2005. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

FSP No. FAS 13-1

On October 6, 2005, the Financial Accounting Standards Board, or FASB, issued Staff Position (“FSP”) No. FAS 13-1 that addresses the accounting for rental costs associated with operating leases that are incurred during a construction period.  Under FSP No. FAS 13-1, rental costs associated with ground or building operating leases, that are incurred during a construction period, shall be recognized as rental expense and included in income from continuing operations.  The guidance in this FSP shall be applied effective January 1, 2006. We do not expect that the adoption of FSP No. FAS 13-1 will have a material effect on our financial position, results of operations or cash flows.

EITF Issue No. 05-6

At a June 2005 meeting of the FASB, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” The amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception should be based on the lesser of the useful life of the leasehold improvements or the period of the lease including all renewal periods that are reasonably assured of exercise at the time of the acquisition.  The consensus was applied prospectively to leasehold improvements acquired subsequent to the EITF ratification date of June 29, 2005.  The adoption of EITF Issue No. 05-6 did not have a material effect on our financial position, results of operations or cash flows.

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

SAB No. 107

On March 29, 2005, the Securities and Exchange Commission , or SEC, issued Staff Accounting Bulletin No. 107, or SAB No. 107, to assist in the implementation challenges of SFAS No. 123 and to enhance the information provided to investors. SAB No. 107 creates a framework that is premised on two themes: (1) considerable judgment is required by us to successfully implement SFAS No. 123R; and (2) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options.  Accordingly, situations in which there is only one acceptable fair value estimate are expected to be rare.

SFAS No. 153

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29.”  SFAS No. 153 amends APB No. 29, “Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets, which requires that the accounting for the exchange be based on the recorded amount of the asset relinquished, and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” The provisions in SFAS No. 153 were effective for nonmonetary asset exchanges that occurred during the period beginning July 1, 2005.  The adoption of SFAS No. 153 did not have a material effect on our financial position, results of operations or cash flows.

SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123R, as revised, “Share-Based Payment.”  SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans.  SFAS No. 123R requires companies to recognize in their financial statements the compensation expense relating to share-based payment transactions that would include all stock options that have future vesting provisions, as modified, or as newly granted beginning on the grant date of such options.  Prior to the effective date of this revision, SFAS No. 123 permitted entities the option of applying the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income (loss) would have been had we used the preferable fair-value-based method. We will be required to implement SFAS No. 123R for the annual reporting period beginning January 1, 2006 (on April 14, 2005, the SEC delayed the implementation date from July 1, 2005 to January 1, 2006.)  The adoption of SFAS No. 123R will have a significant impact on our results of operations, although it will have no impact on our overall financial position.

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

Allowance for Doubtful Accounts

We must make an estimated allowance for doubtful accounts for estimated losses resulting from our customers’ inability to make payments to us. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Our historical estimates have been a reliable method to estimate future allowances.  Excluding the effect of the $1.5 million increase in our accounts receivable reserves due to the effects of Hurricane Katrina, our historical reserves averaged less than 4.0% of our outstanding receivables. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances could be required. The effect of a 1% increase in our allowance for our outstanding receivables as of September 30, 2005, to $5.2 million from $4.3 million, or $0.9 million, would result in a decrease in net income of $0.6 million, net of taxes, for the nine months ended September 30, 2005.

Radio Broadcasting Licenses and Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets.  As of September 30, 2005, we had recorded approximately $1.4 billion in radio broadcasting licenses and goodwill, which represented approximately 86.2% of our total assets. In assessing the recoverability of these assets, we must conduct annual impairment testing required by SFAS No. 142 and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value. We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets and our estimate of the value contains assumptions incorporating variables that are based on past experiences and judgments about future performance of our stations. These variables would include but not be limited to: (1) the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in future period write-downs in the carrying value of our broadcasting licenses and goodwill assets.

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

The effect of a 1% increase in our estimated tax rates, as of September 30, 2005, would result in an increase in income tax expense of $1.0 million to $39.9 million from $38.9 million for the nine months ended September 30, 2005.  The 1% increase in income tax expense would result in a decrease in net income of $1.0 million (net income per diluted share of $0.02) for the nine months ended September 30, 2005.

RISK FACTORS

Many statements contained in this report are forward-looking in nature. These statements are based on current plans, intentions or expectations, and actual results could differ materially as we cannot guarantee that we will achieve these plans, intentions or expectations.  Key risks to our Company are described in our annual report on Form 10-K filed with the SEC on March 2, 2005.  In addition, we note the following risks:

The Impact Of Hurricane Katrina And Its Aftermath Could Have A Material Adverse Effect On Our New Orleans Market.

Hurricane Katrina and its aftermath, including the flooding of the majority of the city of New Orleans, the evacuation of its residents and the cessation of day-to-day commerce, have severely impacted the operations of our six radio stations in New Orleans, Louisiana. It is unknown at this time how long it will take for the New Orleans business community, resident population and the advertising market to recover. At this time, we expect the business community, resident population and the advertising market to recover; however, if actual market conditions are less favorable than those projected by us or the industry, we may be required to recognize impairment charges in future periods. These impairment charges could have a material impact on our consolidated results of operations, financial position or cash flows.

ITEM 3.          Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt.  Under certain covenants that are measured periodically, we may be required from time to time to protect ourselves from interest rate fluctuations through the use of derivative rate hedging instruments.  If the borrowing rates under LIBOR were to increase 1% above the current rates as of September 30, 2005, our interest expense on our senior debt would increase by approximately $3.1 million on an annual basis, including any interest expense associated with the use of derivative rate hedging instruments as described below. We do not have significant interest rate risk related to our senior subordinated notes, which have a fixed interest rate of 7.625%.

As of September 30, 2005, we had a derivative rate hedging transaction in place for a notional amount of $30.0 million that effectively fixes LIBOR at 5.8% and expires in 2008.  The fair value of the rate hedging transaction as of September 30, 2005, based upon current market rates, is included as derivative instruments in other long-term liabilities according to the maturity date of the instrument. Our rate hedging transaction is tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The fair value of the hedging transaction is affected by a combination of several factors, including the change in the three-month LIBOR rate and the forward interest rate to maturity. Any increase in the three-month LIBOR rate and/or the forward interest rate to maturity results in a more favorable valuation, while any decrease in the three-month LIBOR rate and/or forward interest rate to maturity results in a less favorable valuation. The derivative instrument liability as of September 30, 2005 was $0.9 million, which represented a decrease of $1.2 million from the balance as of December 31, 2004. This decrease in liability was due primarily to an increase in the forward interest rate to maturity and a decrease in the remaining period of our outstanding hedge.

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

4.02

First Supplemental Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee. (2) (Originally filed as Exhibit 4.03)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (3)(4)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (3)(4)

(1)           Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999. (File No. 333-61381)

(2)           Incorporated by reference to an exhibit (as indicated above) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 13, 2002.

(3)           Filed herewith.

(4)           These exhibits are submitted as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP.
(Registrant)

Date: November 7, 2005	/S/ David J. Field
Name: David J. Field
Title: President and Chief Executive Officer
(principal executive officer)

Date: November 7, 2005	/S/ Stephen F. Fisher
Name: Stephen F. Fisher
Title: Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2) (Originally filed as Exhibit 3.02)

4.01

Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee. (2) (Originally filed as Exhibit 4.02)

4.02

First Supplemental Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee. (2) (Originally filed as Exhibit 4.03)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (3)(4)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (3)(4)

(1)           Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999. (File No. 333-61381)

(2)           Incorporated by reference to an exhibit (as indicated above) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 13, 2002.

(3)           Filed herewith.

(4)           These exhibits are submitted as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.