Form 10-K
period 2005-12-31
ENTERCOM COMMUNICATIONS CORP
filed 2006-02-24
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                           Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐   No ☒

As of February 13, 2006, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $1,037,115,628 based on the June 30, 2005 closing price of $33.29 on the New York Stock Exchange on such date.

Class A common stock,  $.01 par value 33,409,925 Shares Outstanding as of February 13, 2006

Class B common stock,  $.01 par value 8,271,805 Shares Outstanding as of February 13, 2006

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s Definitive Proxy Statement for its 2006 Annual Meeting of Shareholders pursuant to Regulation 14A, is incorporated by reference in Part III of this report, which will be filed with the Securities and Exchange Commission no later than April 30, 2006.

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

Forward-looking statements, including certain pro forma information, are presented for illustrative purposes only and reflect our current expectations concerning future results and events.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws including, without limitation, any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

You can identify these forward-looking statements by our use of words such as “anticipates,” “believes,” “continues,” “expects,” “intends,” “likely,” “may,” “opportunity,” “plans,” “potential,” “project,” “will” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative.  We cannot guarantee that we actually will achieve these plans, intentions or expectations.  These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.  These risks, uncertainties and factors include, but are not limited to, the factors described in Item 1A, “Risk Factors.”

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

INFORMATION ABOUT STATION AND MARKET DATA

For this report, we listed our markets in descending order according to radio market revenues as derived from 2004 data published by BIA Financial Network, Inc.

ii

PART I

ITEM 1.                             BUSINESS

Overview

We are one of the five largest radio broadcasting companies in the United States based on revenues. We were organized in 1968 as a Pennsylvania corporation. Today we operate in 20 markets, including Boston, Seattle, Denver, Sacramento, Portland, Kansas City, Indianapolis, Milwaukee, New Orleans, Norfolk, Buffalo, Memphis, Providence, Greensboro, Rochester, Greenville/Spartanburg, Madison, Wichita, Wilkes-Barre/Scranton and Gainesville/Ocala.

Internet Address And Internet Access To Periodic And Current Reports

Our Internet address is www.entercom.com.  You may obtain through our Internet website, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and Proxy Statements on Schedule 14A including any amendments to those reports or other information filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.  These reports will be available as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or SEC.  You can also obtain these reports directly from the SEC at their website www.sec.gov or you may visit the SEC in person at the SEC’s Public Reference Room at Station Place, 100 F. Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  We will also provide a copy of our annual report on Form 10-K upon any written request by a shareholder.

An Overview

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

We believe that radio is an efficient and effective means of reaching specifically identified demographic groups.  Our stations are typically classified by their format, such as news, talk, classic rock, adult contemporary, alternative, oldies and jazz, among others. A station’s format enables it to target specific segments of listeners sharing certain demographics. Advertisers and stations use data published by audience measuring services, such as The Arbitron Ratings Company, to estimate how many people within particular geographical markets and demographics listen to specific stations. Our geographically diverse portfolio of radio stations and various radio station formats allows us to deliver targeted messages for specific audiences to advertisers on a local, regional and national basis. We believe owning multiple radio stations in a market allows us to provide our listeners with a more diverse programming selection and a more efficient means for our advertisers to reach those listeners. By owning multiple stations in a market, we are also able to operate our stations with more highly skilled local management teams and maximize operating efficiencies.

Our Acquisition Strategy

Through our disciplined acquisition strategy, we seek to build leading station clusters (more than one radio station in any given market) principally in large growth markets and acquire underdeveloped properties that offer the potential for significant improvements in revenues and broadcast cash flow through the application of our operational expertise.

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

•                  develop sources of new business.

Competition; Changes In Broadcasting Industry

The radio broadcasting industry is highly competitive. We compete with all advertising media including television, newspaper, outdoor advertising, direct mail, cable, yellow pages, Internet, satellite radio and other forms of advertisement. In addition, our stations compete for listeners and advertising revenue directly with other radio stations within their respective markets. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong listener base consisting of a specific demographic group in each of our markets, we are able to attract advertisers seeking to reach those listeners.

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

We work to improve our competitive position through promotional campaigns aimed at the demographic groups targeted by our stations and sales efforts designed to attract advertisers. Radio station operators are subject to the possibility of another station changing programming formats to compete directly for listeners and advertisers or launching an aggressive promotional campaign in support of an already-existing competitive format.  If a competitor were to attempt to compete in either of these fashions, the financial results of our affected station could decrease due to increased promotional and other expenses and/or lower advertising revenues. We cannot assure you that any one of our radio stations will be able to maintain or increase its current audience ratings and radio advertising revenue market share.

The operation of a radio broadcast station requires a license from the Federal Communications Commission, or FCC. The number of radio stations that can operate in a given market is limited by the number of AM and FM frequencies allotted by the FCC to communities in that market. The FCC’s multiple ownership rules further limit the number of stations serving the same area that may be owned or controlled by a single entity. On June 2, 2003, the FCC adopted new ownership rules that define the local radio market by reference, where available, to the geographic markets established by Arbitron. Various pro-regulatory and deregulatory parties appealed the FCC decision to the U.S. Court of Appeals for the Third Circuit, which stayed the effective date for the new rules. In June 2004, the Court of Appeals affirmed the FCC’s decision to use Arbitron markets but remanded the case to the FCC for further consideration of the numerical limits imposed on the number of stations a single party could own in such markets.  The Court of Appeals, however, had left the stay in place.  On September 3, 2004, the Court of Appeals granted the FCC’s request for a partial lifting of the stay of the new radio ownership rules and allowed four aspects of the new rules to take effect: (1) the use of Arbitron markets to define local radio markets where available; (2) the inclusion of non-commercial radio stations in determining the number of stations in the market; (3) the attribution of joint sales agreements with in-market stations; and (4) the limitations on the transfers of non-compliant ownership clusters.

Our stations compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media such as newspapers, magazines, over-the-air and cable television, outdoor advertising and direct mail. The radio broadcasting industry also competes with other media technologies such as satellite-delivered digital audio radio service, audio programming offered by cable systems, direct broadcast satellite systems, Internet content providers, personal communications services and other wireless digital audio delivery services as well as low-power FM radio, which has resulted in new noncommercial FM stations serving small, localized areas. The radio broadcasting industry historically has grown despite the introduction of competing technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audiotapes, personal digital audio devices and compact discs. There can be no assurances, however, that this historical growth will continue or that the development or introduction in the future of any existing or new media technology will not have an adverse effect on the radio broadcasting industry.

The FCC has selected In-Band On-Channel™, or IBOC, as the exclusive technology for introduction of terrestrial digital operations by AM and FM radio stations. The technology is also known as “HD RadioTM .”  The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality, additional channels and the ability to offer a greater variety of auxiliary services.  HD RadioTM technology permits a station to transmit radio programming in both analog and digital formats, and eventually in digital only formats, using the bandwidth that the radio station is currently licensed to use.  It is unclear what impact the introduction of digital broadcasting will have on the radio markets in which we compete. Under Special Temporary Authority, the FCC has authorized use of HD RadioTM digital technology developed by iBiquity Digital Corporation, or iBiquity, on FM stations full-time and on AM stations day-time only.  The final digital radio rules remain under consideration by the FCC.

We currently utilize HD RadioTM digital technology on a number of our stations and plan to install this technology on most of our other stations over the next few years. In addition to committing to the use of this technology, we have also purchased an equity interest in iBiquity. We are also a founding member of the HD Digital Radio Alliance Association, which has been formed to promote and develop HD RadioTM and its digital multicast operations.

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

The FCC has the power to impose penalties for violations of its rules under the Communications Act of 1934, or the Communications Act, including the imposition of monetary fines, the issuance of short-term licenses, the imposition of a condition on the renewal of a license, the denial of authority to acquire new stations, and the revocation of operating authority.  The maximum fines for a single violation of the FCC’s rules is currently $32,500.  Proposals to increase the fines that may be imposed for the broadcast of “indecent” programming were introduced before Congress in 2004 and in 2005 but were not adopted.

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

If a challenge is filed against a renewal application, and, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet certain requirements and that no mitigating factors justify the imposition of a lesser sanction, the FCC may deny a license renewal application. Historically, FCC licenses have generally been renewed.  A petition to deny the renewals of all of the Sacramento market stations has been filed and is pending, to which we have responded. Informal objections to the renewal of all of our Portland and Seattle licenses have been filed and are pending.  Subject to the resolution of open FCC inquiries, we have no reason to believe that our licenses will not continue to be renewed in the ordinary course, although there can be no assurance to that effect. The non-renewal of one or more of our licenses could have a material adverse effect on our business.

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

The class of an FM station determines the minimum and maximum facilities requirements. Some FM class designations depend upon the geographic zone in which the transmitter site of the FM station is located. In general, commercial FM stations are classified in order of increasing maximum power and antenna height, as follows: Class A, B1, C3, B, C2, C1, C0 and C.  Class C FM stations that do not meet certain minimum antenna height parameters are subject to an involuntary downgrade in class to Class C0 under certain circumstances, so that their class reflects the existing operating characteristics of the station.

Our FCC License Classification

The following table, which lists each station in market order by radio revenue that our subsidiaries own or operate, sets forth the metropolitan market served (the FCC-designated city of license may differ), the call letters, frequency, FCC license classification, antenna height above average terrain (“HAAT”), power, and FCC license expiration date. The stations are listed within their respective market according to the market population rankings as published by The Arbitron Ratings Company.

Market	Station	AM FM	Frequency		FCC Class	HAAT (in meters)	Power in Kilowatts(1)	Expiration Date of FCC License
Boston, MA	WAAF	FM	107.3	MHz	B	335	20	April 1, 2006
	WEEI	AM	850	kHz	B	*	50	April 1, 2006
	WMKK	FM	93.7	MHz	B	179	34	April 1, 2006
	WRKO	AM	680	kHz	B	*	50	April 1, 2006
	WVEI (2)	AM	1440	kHz	B	*	5	April 1, 2006

Market	Station	AM FM	Frequency		FCC Class	HAAT (in meters)	Power in Kilowatts(1)	Expiration Date of FCC License
Seattle, WA	KBSG	FM	97.3	MHz	C	729	55	February 1, 2006 (5)
	KIRO	AM	710	kHz	A	*	50	February 1, 2006 (5)
	KISW	FM	99.9	MHz	C	714	58	February 1, 2006 (5)
	KKWF	FM	100.7	MHz	C	714	58	February 1, 2006 (5)
	KMTT	FM	103.7	MHz	C	714	58	February 1, 2006 (5)
	KNDD	FM	107.7	MHz	C	714	58	February 1, 2006 (5)
	KTTH	AM	770	kHz	B	*	50-D/5-N	February 1, 2006 (5)

Denver, CO	KALC	FM	105.9	MHz	C	524	100	April 1, 2013
	KEZW	AM	1430	kHz	B	*	10-D/5-N	April 1, 2013
	KOSI	FM	101.1	MHz	C	495	100	April 1, 2013
	KQMT	FM	99.5	MHz	C	495	100	April 1, 2013

Sacramento, CA	KCTC	AM	1320	kHz	B	*	5	December 1, 2005 (5)
	KDND	FM	107.9	MHz	B	123	50	December 1, 2005 (5)
.	KRXQ	FM	98.5	MHz	B	151	50	December 1, 2005 (5)
	KSEG	FM	96.9	MHz	B	152	50	December 1, 2005 (5)
	KSSJ	FM	94.7	MHz	B1	99	25	December 1, 2005 (5)
	KWOD	FM	106.5	MHz	B	125	50	December 1, 2005 (5)

Portland, OR	KFXX	AM	1080	kHz	B	*	50 -D/10-N	February 1, 2006 (5)
	KGON	FM	92.3	MHz	C	386	100	February 1, 2006 (5)
	KKSN	AM	910	kHz	B	*	5	February 1, 2006 (5)
.	KNRK	FM	94.7	MHz	C2	403	6.3	February 1, 2006 (5)
	KRSK	FM	105.1	MHz	C1	470	22.5	February 1, 2006 (5)
	KWJJ	FM	99.5	MHz	C1	386	52	February 1, 2006 (5)
	KYCH	FM	97.1	MHz	C	386	100	February 1, 2006 (5)
	KSLM (3)	AM	1390	kHz	B	*	5-D/0.69-N	February 1, 2006 (5)

Kansas City, MO	KCSP	AM	610	kHz	B	*	5	February 1, 2013
	KKHK (4)	AM	1250	kHz	B	*	25-D/3.7-N	June 1, 2005 (5)
	KMBZ	AM	980	kHz	B	*	5	February 1, 2013
	KQRC	FM	98.9	MHz	C0	335	100	February 1, 2005 (5)
	KRBZ	FM	96.5	MHz	C0	335	100	February 1, 2013
	KUDL	FM	98.1	MHz	C0	335	100	June 1, 2013
	KXTR (4)	AM	1660	kHz	B	*	10-D/1-N	June 1, 2005 (5)
	KYYS	FM	99.7	MHz	C0	335	100	February 1, 2013
	WDAF	FM	106.5	MHz	C1	299	100	February 1, 2013

Indianapolis, IN	WTPI	FM	107.9	MHz	B	232	22	August 1, 2012
	WNTR	AM	1430	kHz	B	*	5	August 1, 2012
	WZPL	FM	99.5	MHz	B	236	19.5	August 1, 2012

Milwaukee, WI	WMYX	FM	99.1	MHz	B	137	50	December 1, 2012
	WSSP	AM	1250	kHz	B	*	5	December 1, 2012
	WXSS	FM	103.7	MHz	B	257	19.5	December 1, 2012

Market	Station	AM FM	Frequency		FCC Class	HAAT (in meters)	Power in Kilowatts(1)	Expiration Date of FCC License
New Orleans, LA	WEZB	FM	97.1	MHz	C	300	100	June 1, 2012
	WKBU	FM	95.7	MHz	C1	300	96	June 1, 2012
	WLMG	FM	101.9	MHz	C0	300	100	June 1, 2012
.	WSMB	AM	1350	kHz	B	*	5	June 1, 2012
	WTKL	FM	105.3	MHz	C	306	100	June 1, 2012
	WWL	AM	870	kHz	A	*	50	June 1, 2012

Norfolk, VA	WNVZ	FM	104.5	MHz	B	146	50	October 1, 2011
	WPTE	FM	94..9	MHz	B	152	50	October 1, 2011
	WVKL	FM	95.7	MHz	B	268	40	October 1, 2011
	WWDE	FM	101.3	MHz	B	152	50	October 1, 2011

Buffalo, NY	WBEN	AM	930	kHz	B	*	5	June 1, 2006
	WGR	AM	550	kHz	B	*	5	June 1, 2006
	WKSE	FM	98.5	MHz	B	128	46	June 1, 2006
	WLKK	FM	107.7	MHz	B	244	19.5	June 1, 2006
	WTSS	FM	102.5	MHz	B	355	110	June 1, 2006
	WWKB	AM	1520	kHz	A	*	50	June 1, 2006
	WWWS	AM	1400	kHz	C	*	1	June 1, 2006

Memphis, TN	WMBZ	FM	94.1	MHz	C2	144	50	August 1, 2012
	WRVR	FM	104.5	MHz	C1	229	100	August 1, 2012
	WWTQ	AM	680	kHz	B	*	10-D/5-N	August 1, 2012

Providence, RI	WEEI	FM	103.7	MHz	B	173	37	April 1, 2006

Greensboro, NC	WEAL	AM	1510	kHz	D	*	1-D	December 1, 2011
	WJMH	FM	102.1	MHz	C	367	100	December 1, 2011
	WMQX	FM	93.1	MHz	C	335	100	December 1, 2011
	WPET	AM	950	kHz	D	*	0.54-D/0.041-N	December 1, 2011
	WQMG	FM	97.1	MHz	C0	327	100	December 1, 2011
	WSMW	FM	98.7	MHz	C0	375	100	December 1, 2011

Rochester, NY	WBEE	FM	92.5	MHz	B	152	50	June 1, 2006
	WBZA	FM	98.9	MHz	B	172	37	June 1, 2006
	WFKL	FM	93.3	MHz	A	117	4.4	June 1, 2006
	WROC	AM	950	kHz	B	*	1	June 1, 2006

Greenville/Spartanburg, SC	WFBC	FM	93.7	MHz	C	552	100	December 1, 2011
	WGVC	FM	106.3	MHz	C3	100	25	December 1, 2011
	WORD	AM	950	kHz	B	*	5	December 1, 2011
	WROQ	FM	101.1	MHz	CO	301	100	December 1, 2011
	WSPA	FM	98.9	MHz	C	580	100	December 1, 2011
	WTPT	FM	93.3	MHz	C	619	93	December 1, 2011
	WYRD	AM	1330	kHz	B	*	5	December 1, 2011

Madison, WI	WCHY	FM	105.1	MHz	A	74	6	December 1, 2012
	WMMM	FM	105.5	MHz	A	175	2	December 1, 2012
	WOLX	FM	94.9	MHz	B	396	37	December 1, 2012

Market	Station	AM FM	Frequency		FCC Class	HAAT (in meters)	Power in Kilowatts(1)	Expiration Date of FCC License
Wichita, KS	KDGS	FM	93.9	MHz	C3	100	25	June 1, 2013
	KEYN	FM	103.7	MHz	C0	307	100	June 1, 2013
	KFBZ	FM	105.3	MHz	C0	307	100	June 1, 2013
	KFH	AM	1240	kHz	C	*	0.63	June 1, 2005 (5)
	KFH	FM	98.7	MHz	C2	150	50	June 1, 2005 (5)
	KNSS	AM	1330	kHz	B	*	5-D/5-N	June 1, 2005 (5)

Wilkes-Barre/Scranton, PA	WBZU	AM	910	kHz	B	*	1-D/0.5-N	August 1, 2006
	WDMT	FM	102.3	MHz	A	22	5.8	August 1, 2006
	WFEZ	FM	103.1	MHz	A	22	6	August 1, 2006
	WGGI	FM	95.9	MHz	A	117	4.2	August 1, 2006
	WGGY	FM	101.3	MHz	B	365	7	August 1, 2006
	WILK	AM	980	kHz	B	*	5-D/1-N	August 1, 2006
	WKRZ	FM	98.5	MHz	B	357	8.7	August 1, 2006
	WKRF	FM	107.9	MHz	A	267	0.84	August 1, 2006
	WKZN	AM	1300	kHz	B	*	5-D/0.5-N	August 1, 2006

Gainesville/ Ocala, FL	WKTK	FM	98.5	MHz	C1	299	100	February 1, 2012
	WSKY	FM	97.3	MHz	C2	289	13.5	February 1, 2012

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

(2)           WVEI-AM is licensed to the adjacent community of Worcester, Massachusetts, and simulcasts WEEI-AM programming.

(3)           KSLM-AM is licensed to Salem, Oregon, within the Portland market and simulcasts KKSN-AM programming.

(4)           The FCC rules require that by the end of a five-year transition period, which expires in October 2006, we must elect to operate on either the 1250 kHz frequency or the 1660 kHz frequency and surrender the other frequency to the FCC.

(5)           As of February 6, 2006, application for license renewal is pending with the FCC.

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

Multiple Ownership Rules.  The Communications Act imposes specific limits on the number of commercial radio stations an entity can own in a single market, and FCC rules and regulations, in effect since 1996, have implemented these limitations.  On June 2, 2003, the FCC adopted new ownership rules following a comprehensive review of its ownership regulations. These new ownership rules include: (i) new cross-media limits that in certain markets eliminated the newspaper-broadcast cross-ownership ban; and (ii) the television-radio cross-ownership ban, and regulations that revised the manner in which the radio numeric ownership limitations were to be applied, substituting where available geographic markets as determined by Arbitron in place of the former standard which was based on certain overlapping signal contours. These new rules are the subject of an appeal to the U. S. Court of Appeals for the Third Circuit, and have been remanded to the FCC for further proceedings. The new rules remain subject to administrative and judicial review, as well as subject to possible legislation to be considered in Congress.  As discussed earlier, portions of the new radio ownership rules, however, were allowed to go into effect during these proceedings.

The FCC’s newspaper-broadcast cross-ownership rules prevent the same party from owning a broadcast station and a daily newspaper in the same geographic market, and the radio-television cross-ownership rules limit the number of radio stations that a local owner of television stations may hold.  We own no television stations or daily newspapers, but, to the extent these limitations are not ultimately eliminated, the continued existence of any cross-media rules may limit the prospective buyers in the market of any stations we may wish to sell.  The ownership rules also effectively prevent us from selling stations in a market to a buyer that has reached its ownership limit in the market.

Under the local radio ownership rule, as currently enforced, the number of radio stations that can be owned by a single entity in a local radio market is as follows:

•                  in markets with 45 or more commercial and non-commercial radio stations, ownership is limited to eight commercial stations, no more than five of which can be in the same service (that is, AM or FM);

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

The rules, as now enforced, define a “local radio market” as all radio stations, both commercial and non-commercial, which are in the Arbitron market, where available, or which have certain overlapping signal contours under procedures adopted by the FCC for stations located outside of Arbitron markets. The Court of Appeals affirmed these procedures, including consideration of non-commercial stations, the adoption of the geographic Arbitron market analysis, and the application of numerical limits to local radio ownership. The Court of Appeals has, however, remanded to the FCC for further justification the specific numerical limitations selected by the FCC. In the interim, the numerical limitations described above are being applied, as they are the same as the limitations under the former rules.

Market clusters, such as our holdings in Kansas City and Wilkes-Barre/Scranton, which had been licensed under the former ownership rules but exceed the ownership limits when applying the Arbitron-based market standard of the present rule, are considered “grandfathered.”  Similarly, as the number of stations in a market may fluctuate from time to time, the number of stations that can be owned in a market can vary over time.  Once the FCC approves the ownership of a cluster of stations in a market, that owner may continue to hold those stations under the “grandfathering” policies, despite a decrease in the number of stations in the market.  If, at the time of a proposed future transaction, a cluster does not comply with the multiple ownership limitations based upon the number of stations then considered to be in the market, the entire cluster cannot be transferred intact to a single party unless the purchaser qualifies under specified standards as a small business.  As noted previously, the local radio ownership rules remain subject to further modification by the FCC on remand from the Court of Appeals, or by the court in its consideration of the FCC’s decision on remand.  In addition, a number of parties have urged Congress to undertake a comprehensive review of the Communications Act, including its ownership provisions, and proposals may be introduced in Congress which could result in still different ownership rules affecting, among other matters, the number of stations that may be owned in a common geographic area and whether existing combinations would be considered as “grandfathered.”

Alien Ownership Rules.  The Communications Act prohibits the issuance to, or holding of broadcast licenses by, foreign governments or aliens, non-U.S. citizens, whether individuals or entities, including any interest in a corporation which holds a broadcast license if more than 20% of the capital stock is owned or voted by aliens. In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens if the FCC finds that the prohibition is in the public interest. Our articles of incorporation prohibit the ownership, voting and transfer of our capital stock in violation of the FCC restrictions, and prohibit the issuance of capital stock or the voting rights such capital stock represents to or for the account of aliens or corporations otherwise subject to control by aliens in excess of the FCC limits.

Programming And Operation.  The Communications Act requires broadcasters to serve the “public interest.” A licensee is required to present programming that is responsive to issues in the station’s community of license and to maintain records demonstrating this responsiveness. The FCC will often consider complaints from listeners concerning a station’s programming when it evaluates renewal applications of a licensee, but the FCC may consider complaints at anytime. The FCC regulates, among other things, political advertising; sponsorship identifications; the advertisement of contests and lotteries; obscene, indecent and profane broadcasts; certain employment practices and certain technical operation requirements, including limits on human exposure to radio-frequency radiation.

In recent years, the FCC has received an increasing number of complaints alleging that broadcast stations have carried indecent programming at times when children may be in the audience, in violation of federal criminal law and the FCC’s policies, which prohibit programming that is deemed to be “indecent” or “profane” under FCC decisions and is carried during the hours of 6:00 am until 10:00 pm.  The FCC has greatly intensified its enforcement activities with respect to such material as follows: (1) by increasing, to $32,500 per occurrence, the maximum monetary fines for such proven violations of FCC policies; (2) by imposing fines on a “per utterance” basis instead of the imposition of a single fine for an entire program; and (3) by repeatedly warning broadcasters that future “serious” violations may result in the commencement of license revocation proceedings.  In addition, proposals have been introduced in Congress that could substantially increase the potential fines. Congressional hearings with regard to such programming matters have been held, and, although no new laws or a change in existing laws have yet resulted, it is likely that these issues will be raised in Congress again. For further discussion, please refer to Item 3, “Legal Proceedings,” and to the risk factors described in Item 1A, “Risk Factors.”

The FCC has rules prohibiting employment discrimination by broadcast stations on the basis of race, religion, color, national origin and gender. These rules require broadcasters generally to: (1) refrain from discrimination in hiring and promotion; (2) widely disseminate information about all full-time job openings to all segments of the community to ensure that all qualified applicants have sufficient opportunity to apply for the job; (3) send job vacancy announcements to recruitment organizations and others in the community indicating an interest in all or some vacancies at the station; and (4) implement a number of specific longer-term recruitment outreach efforts, such as job fairs, internship programs, and interaction with educational and community groups from among a menu of approaches itemized by the FCC.  The applicability of these policies to part-time employment opportunities is the subject of a pending further rulemaking proceeding.

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

•                  incremental restrictions on foreign ownership of broadcast licenses;

•                  revisions to the FCC’s rules relating to political broadcasting, which could include the requirement to provide free airtime to candidates;

•                  adoption of new technical rules and frequency allocation matters;

•                  proposals to limit the tax deductibility of advertising expenses by advertisers;

•                  proposals to regulate or prohibit payments to stations by independent record promoters, record labels and others for the inclusion of specific content in broadcast programming;

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

Federal Antitrust Laws.  The federal agencies responsible for enforcing the federal antitrust laws, the Federal Trade Commission and the Department of Justice, may investigate certain acquisitions. For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Antitrust Improvements Act of 1976 requires the parties to file Notification and Report Forms with the Federal Trade Commission and the Department of Justice and to observe specified waiting period requirements before consummating the acquisition. Any decision by the Federal Trade Commission or the Department of Justice to challenge a proposed acquisition could affect our ability to consummate the acquisition or to consummate it on the proposed terms. We cannot predict the outcome of any specific Department of Justice or Federal Trade Commission investigation.

Employees

As of February 6, 2006, we had a staff of 1,680 full-time employees and 700 part-time employees.  We are a party to collective bargaining agreements with the American Federation of Television and Radio Artists (AFTRA), which apply to some of our programming personnel. Approximately 41 employees are represented by these collective bargaining agreements that expire at various times. We believe that our relations with our employees are good.

Corporate Governance

Code of Business Conduct and Ethics.  We have adopted a Code of Business Conduct and Ethics that applies to each of our employees including our principal executive officer and senior members of our finance department. Our Code of Business Conduct and Ethics can be found on the Corporate Governance page of our website located at www.entercom.com.  We will provide a paper copy of the Code of Business Conduct and Ethics upon any request by a shareholder.

Board Committee Charters.  Each of our Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee has a committee charter as required by the rules of the New York Stock Exchange.  These committee charters can be found on the Corporate Governance page of our website located at www.entercom.com.  We will provide a paper copy of any one or more of such charters upon any request by a shareholder.

Corporate Governance Guidelines.  New York Stock Exchange rules require our Board of Directors to establish certain Corporate Governance Guidelines.  These guidelines can be found on the Corporate Governance page of our website located at www.entercom.com.  We will provide a paper copy of our Corporate Governance Guidelines upon any request by a shareholder.

New York Stock Exchange CEO Certification.  On May 23, 2005, our Chief Executive Officer submitted to the New York Stock Exchange the “CEO Certification” required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Environmental Compliance

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

ITEM 1A.               RISK FACTORS

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

•                  the level of competition for advertising revenues with other radio stations and other entertainment and communications media;

•                  technological changes and innovations;

•                  new laws and regulations; and

•                  changes in governmental regulations and policies and actions of federal regulatory bodies, including the FCC, the Department of Justice and the Federal Trade Commission.

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

Our Radio Stations May Not Be Able To Compete Effectively In Their Respective Markets For Advertising Revenues.

Our radio broadcasting stations are in a highly competitive business. Our radio stations compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media, such as newspapers, magazines, Internet, network and cable television, outdoor advertising and direct mail. Audience ratings and market shares are subject to change, and any change in a particular market could have a material adverse effect on the revenue of our stations located in that market. While we already compete in some of our markets with other stations with similar programming formats, if another radio station in a market were to convert its programming format to a format similar to one of our stations, if a new station were to adopt a comparable format or if an existing competitor were to strengthen its operations, our stations could suffer a reduction in ratings and/or advertising revenue and could incur increased promotional and other expenses. Other radio broadcasting companies may enter into the markets in which we operate or may operate in the future. These companies may be larger and have more financial resources than we have. We cannot be assured that any of our stations will be able to maintain or increase their current audience ratings and advertising revenues.

In Recent Years, The FCC Has Engaged In More Vigorous Enforcement Of Its Indecency Rules Against The Broadcast Industry, Which Could Have A Material Adverse Effect On Our Business.

FCC regulations prohibit the broadcast of obscene material at any time and indecent material between the hours of 6:00 a.m. and 10:00 p.m. The FCC has recently indicated that it is enhancing its enforcement efforts relating to the regulation of indecency and has threatened on more than one occasion to initiate license revocation proceedings against a broadcast licensee who commits a “serious” indecency violation. Legislation has been introduced in Congress that would dramatically increase the penalties for broadcasting indecent programming and potentially subject broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast indecent material. In addition, the FCC’s heightened focus on the indecency regulatory scheme, against the broadcast industry generally, may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations.  Several of our stations are currently subject to indecency-related inquiries and/or proposed fines at the FCC’s Enforcement Bureau as well as objections to our license renewals based on such inquiries and proposed fines and we may in the future become subject to additional inquiries or proceedings related to our stations’ broadcast of indecent or obscene material.  To the extent that these inquiries or other proceedings result in the imposition of fines, a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, our results of operation and business could be materially adversely affected.

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

We must comply with extensive FCC regulations and policies in the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions and in certain circumstances could require us to divest some radio stations. The FCC’s rules governing our radio station operations impose costs on our operations, and changes in those rules could have an adverse effect on our business. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on us. Moreover, these FCC regulations and others may change over time, and we cannot be assured that those changes would not have a material adverse effect on us.

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

The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies and services. There is increased competition for audio distribution. These new technologies and services, some of which are commercial free, include the following:

•                  satellite delivered digital audio radio service, which has resulted in subscriber-based satellite radio services with numerous niche formats;

•                  audio programming by cable systems, direct broadcast satellite systems, personal communications systems, Internet content providers and other digital audio broadcast formats;

•                  personal digital audio devices (e.g., audio via WiFi, mobile phones, iPods® and mp3® players);

•                  digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

•                  low-power FM radio, which could result in additional FM radio broadcast outlets.

We cannot predict the effect, if any, that competition arising from new technologies or regulatory change may have on the radio broadcasting industry or on our financial condition and results of operations.

We May Not Be Successful In Identifying And Consummating Future Acquisitions

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

The risks of integration are magnified during any period of significant growth. We cannot be assured that we will be able to integrate successfully any operations, systems or management that might be acquired in the future. In addition, in the event that the operations of a new business do not meet expectations, we may restructure or write off the value of some or all of the assets of the new business.

We Have Substantial Indebtedness Which Could Have Important Consequences To You.

We have indebtedness that is substantial in relation to our shareholders’ equity. At December 31, 2005, we have long-term indebtedness of $577.2 million (excluding outstanding letters of credit of $0.4 million) and shareholders’ equity of $885.7 million. This indebtedness is substantial in amount and could have an impact on us. For example, these obligations could:

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

As of December 31, 2005, $372.6 million was available under our current $800.0 million Bank Revolver, subject to compliance with the covenants under the Bank Revolver at the time of borrowing. Moreover, under certain circumstances, we may need to modify or enter into a new bank facility to close on any future acquisitions. We also may seek to obtain other funding or additional financing for any or all of the following transactions: (1) the acquisition of radio stations; (2) the full or partial redemption of our outstanding debt; (3) the payment of a dividend; and (4) the buyback of our Class A common stock. We have no assurances that we will be able to obtain other funding, additional financing or the approvals, if necessary, for any of these transactions. Any additional borrowings would further increase the amount of our indebtedness and the associated risks.

The Covenants In Our Bank Revolver And Our Senior Subordinated Notes Restrict Our Financial And Operational Flexibility.

Our Bank Revolver and our Senior Subordinated Notes contain covenants that restrict, among other things, our ability to borrow money, make particular types of investments or other restricted payments, swap or sell assets, or merge or consolidate. An event of default under our Bank Revolver or our Senior Subordinated Notes could allow the lenders to declare all amounts outstanding to be immediately due and payable. We have pledged substantially all of the stock or equity interests of our subsidiaries to secure the debt under our Bank Revolver. If the amounts outstanding under the Senior Subordinated Notes were accelerated, the lenders could proceed against the stock or equity interests of our subsidiaries. A default under our Senior Subordinated Notes could cause a default under our Bank Revolver. Any event of default, therefore, could have a material adverse effect on our business. Our senior bank agreement also requires us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by operating performance or other events beyond our control, and we cannot be assured that we will meet those ratios. We also may incur future debt obligations in connection with future acquisitions that might subject us to restrictive covenants that could affect our financial and operational flexibility or subject us to other events of default. The debt we incur in connection with future acquisitions may require us to modify or enter into a new bank facility if certain covenants in our current bank facility would be violated, subjecting us to an event of default.

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

As of February 13, 2006, Joseph M. Field, our Chairman of the Board, beneficially owned 1,418,202 shares of our Class A common stock and 7,222,555 shares of our Class B common stock, representing approximately 63.6% of the total voting power of all of our outstanding common stock.  As of February 13, 2006, David J. Field, our President and Chief Executive Officer, one of our directors and the son of Joseph M. Field, beneficially owned 2,438,308 shares of our Class A common stock and 749,250 shares of our outstanding Class B common stock, representing approximately 8.9% of the total voting power of all of our outstanding common stock. Collectively, Joseph M. Field and David J. Field and other members of the Field family beneficially own all of our outstanding Class B common stock. Other members of the Field family and Trusts for their benefit also own shares of Class A common stock.

Shares of Class B common stock are transferable only to Joseph M. Field, David J. Field, certain of their family members or trusts for any of their benefit. Upon any other transfer, shares of our Class B common stock automatically convert into shares of our Class A common stock on a one-for-one basis. Shares of our Class B common stock are entitled to ten votes only when they are voted by Joseph M. Field or David J. Field, subject to certain exceptions where they are restricted to one vote. Joseph M. Field generally is able to control the vote on all matters submitted to the vote of shareholders and, therefore, is able to direct our management and policies, except with respect to those matters where the shares of our Class B common stock are only entitled to one vote and those matters requiring a class vote under the provisions of our articles of incorporation, bylaws or applicable law, including, without limitation, the election of the two Class A directors. Without the approval of Joseph M. Field, we will be unable to consummate transactions involving an actual or potential change of control, including transactions in which investors might otherwise receive a premium for their shares over then current market prices.

Future Sales By Joseph M. Field Or Members Of His Family Could Adversely Affect The Price Of Our Class A Common Stock.

The market for our Class A common stock could fall substantially if Joseph M. Field or members of his family sell large amounts of shares of our Class A common stock in the public market, including any shares of our Class B common stock (as described in the above paragraph) which are automatically converted to Class A common stock when sold.  These sales, or the possibility of such sales, could make it more difficult for us to raise capital by selling equity or equity-related securities in the future.

The Difficulties Associated With Any Attempt To Gain Control Of Our Company Could Adversely Affect The Price Of Our Class A Common Stock.

Joseph M. Field controls the decision as to whether a change in control will occur for our Company.  There are also provisions contained in our articles of incorporation, by-laws and Pennsylvania law that could make it more difficult for a third party to acquire control of our Company. In addition, FCC approval for transfers of control of FCC licenses and assignments of FCC licenses are required. These restrictions and limitations could adversely affect the trading price of our Class A common stock.

We Depend On Selected Market Clusters Of Radio Stations.

For the year ended December 31, 2005, we generated in excess of 50% of our net revenues in 5 of our 20 markets (Seattle, Boston, Sacramento, Portland and Kansas City). Accordingly we may have greater exposure to adverse events or conditions that affect the economy in any of these markets, which could have a material adverse effect on our financial position and results of operations.

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

We Are Subject To General Changes In The Economy That Could Have A Material Adverse Effect On Our Business.

Any adverse change in the U.S. economy in general, and consumer confidence and spending in particular, could have a material adverse effect on our financial position and results of operations and on the future price of our Class A common stock.

A Future Asset Impairment Of Our FCC Licenses And/Or Goodwill Could Cause Future Losses.

As of December 31, 2005, our FCC licenses and goodwill comprise 87.1% of our total assets.  Annual impairment reviews required under SFAS No. 142,  “Goodwill and Other Intangible Assets,’’ may result in future impairment losses.

The Impact Of Hurricane Katrina And Its Aftermath Could Have A Material Adverse Effect On Our New Orleans Market.

Hurricane Katrina and its aftermath severely impacted the operations of our six radio stations in New Orleans, Louisiana. It is unknown at this time how long it will take for the New Orleans business community, resident population and the advertising market to recover. At this time, we expect the business community, resident population and the advertising market to recover over a period of time. If actual market conditions are less favorable than those projected by us or the industry, however, we may be required to recognize impairment charges in future periods. These impairment charges could have a material impact on our consolidated results of operations, financial position or cash flows.

Our Failure To Comply Under The Sarbanes-Oxley Act of 2002 Could Cause A Loss Of Confidence In The Reliability Of Our Financial Statements.

We have undergone a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Compliance was required as of December 31, 2005. This effort included documenting and testing our internal controls. As of December 31, 2005, we did not identify any material weaknesses in our internal controls as defined by the Public Company Accounting Oversight Board.  In future years, there are no assurances that we will not have material weaknesses that would be required to be reported or that we will be able to comply with the reporting deadline requirements of Section 404.  A reported material weakness or the failure to meet the reporting deadline requirements of Section 404 could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. This loss of confidence could cause a decline in the market price of our stock.

ITEM 1B.                    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                             PROPERTIES

The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We typically lease our studio and office space, although we do own some of our facilities. Most of our studio and office space leases contain lease terms with expiration dates of five to fifteen years. A station’s studios are generally housed with its offices in downtown or business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We own many of our main transmitter and antenna sites and lease the remainder of our transmitter/antenna sites with lease terms that expire, including renewal options, in periods generally ranging up to twenty years. The transmitter/antenna site for each station is generally located so as to provide maximum market coverage, consistent with the station’s FCC license. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required. We have approximately $8.6 million in aggregate minimum annual rental commitments under real estate leases.  Many of these leases contain escalation clauses such as defined contractual increases or cost of living adjustments.

Our principal executive offices are located at 401 City Avenue, Suite 809, Bala Cynwyd, Pennsylvania 19004, in 10,678 square feet of leased office space. The lease on these premises expires October 31, 2006.

We own substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment. The towers, antennae and other transmission equipment used by our stations are generally in good condition, although opportunities to upgrade facilities are periodically reviewed.

ITEM 3.                             LEGAL PROCEEDINGS

We currently and from time to time are involved in litigation incidental to the conduct of our business.  We are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on us.

In recent years, the FCC has engaged in more vigorous enforcement, against the broadcasting industry as a whole, of FCC rules concerning the broadcast of obscene, indecent or profane material. In addition, legislation has been proposed that would enhance the FCC’s enforcement authority in this area by authorizing the imposition of substantially higher monetary forfeiture penalties and increasing the exposure for license revocation and renewal proceedings for the broadcast of indecent programming.  In the event that this or similar legislation is ultimately enacted into law, we could face increased costs in the form of fines and a greater risk that we could lose any one or more of our broadcasting licenses. The FCC has issued Notices of Apparent Liability or Forfeiture Orders with respect to several of our stations proposing fines for certain programming which the FCC deemed to have been “indecent.” These cases have been or are being appealed.  The FCC has also commenced several other investigations based on allegations received from the public that some of our stations broadcast indecent programming.  We have cooperated in these investigations.  For a further discussion, please refer to the risk factors described in Item 1A, “Risk Factors.”

In January 2005, we received a subpoena from the Office of Attorney General of the State of New York, as have several other radio broadcasting companies and record companies operating in the State of New York.  These subpoenas were issued in connection with the New York Attorney General’s investigation of promotional practices involved in record companies’ dealings with radio stations.  We have cooperated with this investigation and continue to do so.  In connection with this investigation, the New York Attorney General’s Office has entered into settlement agreements with two record companies, which included both business practice reforms and financial penalties.  The New York Attorney General’s Office has recently indicated that it intends to take action against a number of radio companies, including us.  The FCC has announced increased enforcement activity in the area of sponsorship identification and payola, which is prohibited by the Communications Act, as a result of the investigation into music industry promotional practices by the New York Attorney General’s office.  We have responded to inquiries by the FCC and have cooperated with the FCC in this investigation.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

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

	Price Range
	High	Low
Calendar Year 2005
First Quarter	36.41	30.86
Second Quarter	35.75	31.39
Third Quarter	34.63	29.00
Fourth Quarter	33.07	27.71
Calendar Year 2004
First Quarter	53.80	42.80
Second Quarter	50.00	35.23
Third Quarter	40.02	32.15
Fourth Quarter	36.90	30.25

There is no established trading market for our Class B common stock, $.01 par value.

Holders

As of February 6, 2006, there were approximately 79 shareholders of record of our Class A common stock.  This number does not include the number of shareholders whose shares are held of record by a broker or clearing agency but does include each such brokerage house or clearing agency as one record holder.  Based upon available information, we believe we have approximately 10,279 beneficial owners of our Class A common stock.  There are 4 shareholders of record of our Class B common stock, $.01 par value, and no shareholders of record of our Class C common stock, $.01 par value.

Dividends

Our Board of Directors declared at its February 2006 meeting, a quarterly cash dividend of $0.38 per share for our Class A and Class B common stock.  The dividend is payable on March 30, 2006 to our shareholders of record as of March 14, 2006. Prior to the declaration of this dividend and since becoming a public company in January 1999, we have not declared any dividends on any class of our common stock. We expect to continue to declare and pay quarterly cash dividends. In the future, any payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other factors, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions, including the provisions of our senior and subordinated debt, and other considerations that the Board of Directors deems relevant.

Share Repurchase

On December 13, 2005, March 17, 2005, November 1, 2004 and May 13, 2004, our Board of Directors authorized one-year share repurchase programs of $100.0 million for each program. Under these repurchase programs, the following shares were repurchased and immediately retired:

•                  under the December 13, 2005 program, in 2005, we repurchased 0.1 million shares in the amount of $4.3 million at an average price of $29.98 per share;

•                  under the March 17, 2005 program, in 2005, we repurchased 3.2 million shares in the amount of $100.00 million at an average price of $31.19 per share;

•                  under the November 1, 2004 program, in 2005, we repurchased 2.4 million shares in the amount of $84.1 million at an average price of $34.40 per share, and, in 2004, we repurchased 0.5 million shares in the amount of $15.9 million at an average price of $35.04 per share; and

•                  under the May 13, 2004 program, in 2004, we repurchased 2.5 million shares in the amount of $100.0 million at an average price of $39.16 per share.

Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or from time to time without prior notice. Subsequent to December 31, 2005 and as of February 13, 2006, 1.2 million shares were repurchased in the amount of $36.5 million at an average price of $30.15 per share. As of February 13, 2006, $59.3 million remained authorized as available for repurchase.

During the year ended December 31, 2005, we made repurchases of our Class A common stock pursuant to three separate one-year $100.0 million share repurchase programs adopted by our Board of Directors on December 13, 2005, March 17, 2005 and November 1, 2004, respectively.  The following table provides information on our repurchases during the quarter ended December 31, 2005:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs
December 1, 2005 - December 31, 2005 (1)	142,968	$29.98	142,968	$95,713,461
December 1, 2005 - December 31, 2005 (2)	1,553,432	$30.23	1,553,432	$—
Total December 2005	1,696,400	$30.21	1,696,400

November 1, 2005 - November 30, 2005 (2)	1,361,000	$31.63	1,361,000	$46,958,322
October 1, 2005 - October 31, 2005 (2)	—	$—	—	$90,005,342
October 1, 2005 - October 31, 2005 (3)	166	$28.31	166	$—
Total	3,057,566		3,057,566

(1)                                  Shares were repurchased under our repurchase plan announced on December 13, 2005 (the “December 2005 Plan”).  The December 2005 Plan, which expires on December 12, 2006, authorizes the repurchase of up to $100.0 million of our Class A common stock.

(2)                                  Shares were repurchased under our repurchase plan announced on March 17, 2005 (the “March 2005 Plan”).  The March 2005 Plan, which has been exhausted, authorized the repurchase of up to $100.0 million of our Class A common stock.

(3)                                  Includes share repurchases deemed to have been made in connection with the vesting of restricted stock awards made under the Entercom Equity Compensation Plan (i.e., employee cash-out elections and share withholding for tax purposes).

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2005, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Equity Compensation Plan Information as of December 31, 2005

	(a)	(b)	(c)
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Column (a)

Equity Compensation Plans Approved by Shareholders:
Employee Stock Purchase Plan	—	$—	1,726,068
Entercom Equity Compensation Plan (1)	6,159,838	$41.35	—

Equity Compensation Plans Not Approved by Shareholders
None	—	—	—

Total	6,159,838		1,726,068

(1)           The number of shares available for issuance under the Entercom Equity Compensation Plan is equal to 8.5 million shares plus an amount that may be increased yearly, effective January 1, 2006, by the lesser of an amount determined by the Board of Directors or 1.5 million shares.

For a description of the employee plans, please refer to Note 16 in the accompanying notes to the consolidated financial statements.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data below as of and for the years ended December 31, 2001 through 2005 were derived from our audited consolidated financial statements. The selected financial data for the years ended December 31, 2005, 2004 and 2003 and balance sheets as of December 31, 2005 and 2004 are qualified by reference to, and should be read in conjunction with, the corresponding audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report. The selected financial data for the years ended December 31, 2002 and 2001 and the balance sheets as of December 31, 2003, 2002 and 2001 are derived from audited financial statements not included herein. Our financial results are not comparable from year to year because of our acquisitions and dispositions of radio stations. Certain reclassifications have been made to the financial statements from prior years to conform to the presentation for the year ended December 31, 2005.

SELECTED FINANCIAL DATA

(amounts in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003	2002	2001

Operating Data:
Net revenues	$432,520	$423,455	$401,056	$391,289	$332,897
Operating (income) expenses:
Station operating expenses	248,202	244,674	232,184	226,033	201,257
Expenses related to a natural disaster	1,697	—	—	—	—
Depreciation and amortization	16,671	15,872	14,687	15,058	45,644
Corporate general and administrative expenses	18,868	15,711	14,433	14,124	12,335
Net time brokerage agreement (income) fees	(13)	781	1,636	7,432	—
Net (gains) loss on sale of assets	(5,873)	1,221	(2,118)	(1,166)	16
Total operating (income) expenses	279,552	278,259	260,822	261,481	259,252
Operating income	152,968	145,196	140,234	129,808	73,645
Other (income) expense:
Interest expense, including amortization of deferred financing costs	29,925	21,560	20,515	25,094	28,448
Financing cost of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding solely convertible debentures of the Company	—	—	2,020	7,813	7,813
Interest income	(396)	(235)	(505)	(2,094)	(262)
Loss on early extinguishment of debt	—	1,387	3,795	—	—
Equity loss from unconsolidated affiliate	—	—	—	3,352	4,706
Net (gain) loss on investments	(2,819)	176	158	—	2,000
Net (gain) loss on derivative instruments	(1,327)	(1,215)	(961)	2,290	912
Total other expense	25,383	21,673	25,022	36,455	43,617
Income before income taxes and accounting changes	127,585	123,523	115,212	93,353	30,028
Income taxes	49,224	47,889	43,432	37,529	12,194
Income before accounting changes	78,361	75,634	71,780	55,824	17,834
Cumulative effect of accounting changes, net of taxes	—	—	—	(138,876)	(566)
Net income (loss)	$78,361	$75,634	$71,780	$(83,052)	$17,268

Net Income (Loss) Per Share - Basic:
Income before accounting changes	$1.70	$1.51	$1.41	$1.14	$0.39
Cumulative effect of accounting changes, net of taxes	—	—	—	(2.84)	(0.01)
Net income (loss) per share - basic	$1.70	$1.51	$1.41	$(1.70)	$0.38

Net Income (Loss) Per Share - Diluted:
Income before accounting changes	$1.70	$1.50	$1.39	$1.12	$0.39
Cumulative effect of accounting changes, net of taxes	—	—	—	(2.79)	(0.01)
Net income (loss) per share - diluted	$1.70	$1.50	$1.39	$(1.67)	$0.38

	Years Ended December 31,
	2005	2004	2003	2002	2001
Weighted average shares - basic	46,045	50,215	50,962	48,965	45,295
Weighted average shares - diluted	46,221	50,534	51,608	49,766	45,994

Cash Flows Data:
Cash flows related to:
Operating activities	$136,552	$131,482	$130,366	$104,342	$85,243
Investing activities	(38,618)	(107,911)	(105,078)	(275,299)	(17,891)
Financing activities	(93,709)	(27,619)	(101,987)	252,799	(69,858)

	December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash and cash equivalents	$16,071	$11,844	$15,894	$92,593	$10,751
Intangibles and other assets	1,491,812	1,455,205	1,359,904	1,277,757	1,244,957
Total assets	1,697,758	1,667,961	1,577,052	1,568,530	1,438,740
Senior debt, including current portion	427,259	333,276	244,043	286,715	388,323
Senior subordinated notes	150,000	150,000	150,000	150,000	—
Deferred tax liabilities and other long-term liabilities	199,846	162,846	124,961	85,949	140,344
Total shareholders’ equity	885,715	996,073	1,031,610	890,505	755,881

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the five largest radio broadcasting companies in the United States based on revenues. We operate in 20 markets, including Boston, Seattle, Denver, Sacramento, Portland, Kansas City, Indianapolis, Milwaukee, New Orleans, Norfolk, Buffalo, Memphis, Providence, Greensboro, Rochester, Greenville/Spartanburg, Madison, Wichita, Wilkes-Barre/Scranton and Gainesville/Ocala. A radio broadcasting company derives its revenues primarily from the sale of broadcasting time to local and national advertisers.  The advertising rates that a radio station is able to charge and the number of advertisements that can be broadcast largely determine those revenues. Advertising rates are primarily based on four factors:

•                  a station’s audience share in the demographic groups targeted by advertisers as measured principally by periodic reports issued by The Arbitron Ratings Company;

•                  the number of radio stations in the market competing for the same demographic groups;

•                  the supply of, and demand for, radio advertising time, both nationally and in the regions in which the station operates; and

•                  the market’s size based upon available radio advertising revenue.

In 2005, we generated 80% of our net revenues from local advertising, which is sold primarily by each individual local radio station’s sales staff, and 18% from national advertising, which is sold by independent advertising sales representatives. We generated the balance of our 2005 revenues principally from network compensation, promotional activities, sales on our stations' websites and rental income from tower sites. Our most significant station operating expenses are employee compensation, and programming and promotional expenses.

Several factors may adversely affect a radio broadcasting company’s performance in any given period. In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. Typically, revenues are lowest in the first calendar quarter of the year.

As opportunities arise, we may, on a selective basis, change or modify a station’s format due to changes in listeners’ tastes or changes in a competitor’s format. This could have an immediate negative impact on a station’s ratings and or revenues and there are no guarantees that the modification or change will be beneficial at some future time. Our management is continually focused on these opportunities as well as the risks and associated uncertainties. We believe that the diversification of formats on our stations helps to insulate us from the effects of changes in the musical tastes of the public. We strive to develop compelling content and strong brand images to maximize audience ratings that are crucial to our stations’ financial success.

Our results of operations include net revenues and station operating expenses from station we own and those net revenues and station operating expenses recognized under a time brokerage agreement or similar sales agreement for stations operated by us prior to acquiring the stations. Depending on the facts and circumstances relating to each pending asset purchase agreement (e.g., whether or not there is an associated time brokerage agreement or similar agreement) and the provisions of Financial Interpretation No.  (“FIN”) 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which would include any variable interest entities that are required to be consolidated by the primary beneficiary, we may include: (1) the assets and liabilities, of the entity holding the assets to be acquired, in our consolidated balance sheet; and (2) the net revenues and station operating expenses, of the entity holding the assets to be acquired, in our consolidated statement of operations. More information on this interpretation by the Financial Accounting Standards Board (“FASB”) is described in Note 2 in the accompanying notes to the consolidated financial statements.

You should read the following discussion and analysis of our financial condition and results in conjunction with our consolidated financial statements and related notes included elsewhere in this report.  The following results of operations include a discussion of the year ended December 31, 2005 as compared to the year ended December 31, 2004 and a discussion of the year ended December 31, 2004 as compared to the year ended December 31, 2003. Our results of operations represent the operations of the radio stations owned or operated pursuant to time brokerage agreements or joint sales agreements during the relevant periods.

We discuss net revenues, station operating expenses and operating income by comparing the performance of stations owned or operated by us throughout a relevant year to the performance of those same stations in the prior year whether or not owned or operated by us. Included in the comparisons that follow under the heading “Same Station Considerations” is summary information regarding significant contracts that: (1) relate to station operations; (2) have a significant effect on the net revenues and or station operating expenses of a particular market; and (3) we account for as separate business units.  We use these comparisons to assess the performance of our operations by analyzing the effect of acquisitions and dispositions of stations and changes in status of significant contracts on net revenues and station operating expenses throughout the periods measured.

Results of Operations

Year ended December 31, 2005 compared to the year ended December 31, 2004

The following significant factors affected our results of operations for the year ended December 31, 2005 as compared to the prior year:

Acquisitions

•                  on October 7, 2005, we acquired for $45.0 million three radio stations in Greenville, South Carolina, which, in 2005, increased our net revenues, station operating expenses, depreciation and amortization expense and interest expense;

•                  on September 3, 2004, we acquired for $73.5 million three radio stations in Indianapolis, Indiana, that we began operating on June 1, 2004 under a time brokerage agreement, which, in 2005, increased our net revenues, station operating expenses, depreciation and amortization expense, and interest expense and decreased our time brokerage agreement fees;

•                  on June 15, 2004, we acquired for $14.6 million a radio station in Providence, Rhode Island, that we began operating on April 16, 2004 under a time brokerage agreement, which, in 2005, increased our net revenues, station operating expenses, depreciation and amortization expense and interest expense; and

•                  on May 5, 2004, we acquired for $10.5 million a radio station in Buffalo, New York, which, in 2005, increased our net revenues, station operating expenses, depreciation and amortization expense and interest expense.

Dispositions

•                  on October 6, 2005, we sold for $6.7 million three radio stations in Greenville, South Carolina, which, in 2005, decreased our net revenues, station operating expenses and depreciation and amortization expense;

•                  on March 31, 2005, we sold for $2.2 million four radio stations in Longview, Washington, that the buyer began operating on November 15, 2004 under a time brokerage agreement, which, in 2005, decreased our net revenues, station operating expenses and depreciation and amortization expense; and

•                  on January 21, 2005, we sold for $6.0 million a radio station in Seattle, Washington, that the buyer began operating on December 12, 2004 under a time brokerage agreement, which, in 2005, decreased our net revenues, station operating expenses and depreciation and amortization expense.

Other, Including Changes In Significant Contracts

•                  Hurricane Katrina and its aftermath severely impacted the operations of our radio stations in New Orleans, which, in 2005, resulted in $1.7 million of expenses related to a natural disaster; and

•                  on January 18, 2005, we restructured our agreement with the Seattle Seahawks, effective with the start of the 2005 National Football League season, which eliminated our production of the games and our selling of the advertising time which, in 2005, decreased our net revenues and station operating expenses.

Financing

•                  under four authorized share repurchase programs, we repurchased our shares of Class A common stock in 2005 for an aggregate amount of $188.4 million and in 2004 for an aggregate amount of $115.9 million, which, in 2005, increased our interest expense due to an increase in borrowings under our senior credit facility to finance the repurchase of our stock; and

•                  on August 12, 2004, we entered into a new credit facility, which, in 2005, increased interest expense due to an increase in the fees associated with an increase in the funds available under the facility and, in 2004, resulted in a loss on extinguishment of debt.

Net Revenues:

	December 31, 2005		December 31, 2004
(dollars in millions)
Net Revenues		$432.5	$423.5
Amount of Change	$	+ 9.0
Percentage Change	+ 2.1%

Our Indianapolis market, which we began operating on June 1, 2004 under a time brokerage agreement, together with our Boston, Sacramento, Providence and Buffalo markets, contributed to our overall net revenues increase. Most of our markets realized an improvement in net revenues, which was partially offset by declines in a few of our markets.  Net revenues in 2005 were negatively impacted by: (1) our restructured agreement with the Seattle Seahawks, effective with the start of the 2005 National Football League season, which eliminated our sale of advertising time and our production of the games; (2) a reduction in political advertising in 2005 compared to 2004; and (3) early elimination in 2005 of the Boston Red Sox from post-season play with three post-season games as compared to 14 post-season games in 2004, that reduced the number of games available to sell advertising under our Boston Red Sox agreement.

In 2005 and in 2004, we generated 80% and 79%, respectively, of our net revenues from local advertising, and 18% and 19%, respectively, from national advertising.

Same Station Considerations:

•              Net revenues in 2005 would have been lower by $2.9 million if we had adjusted net revenues to give effect to acquisitions and dispositions of radio stations and significant contracts as of January 1, 2005.

•              Net revenues in 2004 would have been lower by $1.7 million if we had adjusted net revenues to give effect to acquisitions and dispositions of radio stations and significant contracts as of January 1, 2004.

Station Operating Expenses:

	December 31, 2005		December 31, 2004
(dollars in millions)
Station Operating Expenses		$248.2	$244.7
Amount of Change	$	+ 3.5
Percentage Change	+ 1.4%

The increase of $3.5 million in station operating expenses in 2005 was primarily due to: (1) an increase in the variable expenses associated with the increase in net revenues as described under net revenues; and (2) the effects of inflation.  Station operating expenses for 2005 were also reduced by the restructuring of our agreement with the Seattle Seahawks, effective with the start of the 2005 National Football League season, that eliminated our production of the games and our sale of advertising time.

Same Station Considerations:

•              Station operating expenses in 2005 would have been lower by $2.6 million if we had adjusted station operating expenses to give effect to acquisitions and dispositions of radio stations and significant contracts as of January 1, 2005.

•              Station operating expenses in 2004 would have been lower by $3.7 million if we had adjusted station operating expenses to give effect to acquisitions and dispositions of radio stations and significant contracts as of January 1, 2004.

Depreciation and Amortization Expenses:

	December 31, 2005		December 31, 2004
(dollars in millions)
Depreciation and Amortization Expenses		$16.7	$15.9
Amount of Change	$	+ 0.8
Percentage Change	+ 5.0%

The increase in depreciation and amortization expense in 2005 was primarily attributable to the acquisition of radio station assets in the Greenville market in the fourth quarter of 2005 and in the Indianapolis, Buffalo, and Providence markets in the second and third quarters of 2004.

Corporate General and Administrative Expenses:

	December 31, 2005		December 31, 2004

(dollars in millions)

Corporate General and Administrative Expenses		$18.9	$15.7
Amount of Change	$	+ 3.2
Percentage Change	+ 20.4%

The increase in corporate general and administrative expenses in 2005, which includes non-cash compensation expense, was primarily attributable to legal expenses associated with complying with the New York Attorney General’s investigation of promotional practices involved in record companies’ dealings with radio stations (see Part I, Item 3 – Legal Proceedings, for further discussion). Excluding non-cash compensation expense, corporate general and administrative expenses increased 20.0% to $18.0 million in 2005 from $15.0 million in 2004.

Non-cash compensation expense increased to $0.9 million for the year ended December 31, 2005 from $0.7 million for the year ended December 31, 2004.

Operating Income:

	December 31, 2005		December 31, 2004
(dollars in millions)
Operating Income		$153.0	$145.2
Amount of Change	$	+ 7.8
Percentage Change	+ 5.4%

The increase in operating income in 2005 was due to: (1) a net gain on sale or disposal of assets of $5.9 million in 2005 primarily from a gain on the sale of a radio station in Seattle as compared to a loss of $1.2 million in 2004; and (2) an increase in net revenues, partially offset by station operating expenses. The increase in operating income was partially offset by: (i) an increase in corporate general and administrative expenses of $3.2 million to $18.9 million in 2005 from $15.7 million in 2004, due to the factors described above; (ii) expenses of $1.7 million in 2005 related to the effects of Hurricane Katrina; and (iii) an increase in depreciation and amortization of $0.8 million to $16.7 million in 2005 from $15.9 million in 2004, due to the factors described above.

Same Station Considerations:

•              Operating income for 2005 would have been lower by $0.3 million if we had adjusted operating income to give effect to acquisitions and dispositions of radio stations and significant contracts as of January 1, 2005 (exclusive of depreciation and amortization and net time brokerage agreement fees, where applicable).

•              Operating income for 2004 would have been higher by $2.0 million if we had adjusted operating income to give effect to acquisitions and dispositions of radio stations and significant contracts as of January 1, 2004 (exclusive of depreciation and amortization and net time brokerage agreement fees, where applicable).

Interest Expense:

	December 31, 2005		December 31, 2004
(dollars in millions)
Interest Expense		$29.9	$21.6
Amount of Change	$	+ 8.3
Percentage Change	+ 38.4%

The increase in interest expense in 2005 was due to an increase in interest rates on outstanding debt and higher average outstanding debt used to finance: (1) the repurchases of our stock in 2005 and in 2004 in the amounts of $188.4 million and $115.9 million, respectively; and (2) radio station acquisitions in the amounts of $45.1 million in 2005 and $98.8 million in 2004.  Interest expense included amortization of deferred financing costs of $1.3 million for the year ended December 31, 2005 and $1.1 million for the year ended December 31, 2004.

Income Before Income Taxes:

	December 31, 2005		December 31, 2004
(dollars in millions)
Income Before Income Taxes		$127.6	$123.5
Amount of Change	$	+ 4.1
Percentage Change	+ 3.3%

The increase in income before income taxes in 2005 was mainly attributable to: (1) a net gain on sale or disposal of assets to $5.9 million in 2005 from a loss of $1.2 million in 2004, for the reasons described above under operating income; (2) an improvement in 2005 in net revenues, net of an increase in station operating expenses, for the reasons described above; (3) a net gain on investments of $2.8 million in 2005 as compared to a loss of $0.2 million, primarily from the disposition of available-for-sale securities; and (4) the absence in 2005 of a loss on extinguishment of debt as compared to a $1.4 million loss on extinguishment of debt in 2004, from the refinancing of our former senior credit facility in the third quarter of 2004.

Income Taxes:

	December 31, 2005		December 31, 2004
(dollars in millions)
Income Taxes		$49.2	$47.9
Amount of Change	$	+ 1.3
Percentage Change	+ 2.7%

The increase in income taxes in 2005 was a result of increased income before income taxes. Income tax expense as a percentage of income before income taxes was 38.6% in 2005 as compared to 38.8% in 2004. The current and deferred portions of our income tax expense were $11.8 million and $37.4 million, respectively, for 2005 as compared to $9.2 million and $38.7 million, respectively, for 2004.

Our deferred tax liability was $192.8 million and $155.9 million as of December 31, 2005 and 2004, respectively. The deferred tax liability primarily relates to differences between book and tax bases of our FCC licenses. In accordance with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, on January 1, 2002, we no longer amortize our FCC licenses for financial statement purposes, but instead test them annually for impairment. As our FCC licenses continue to amortize for tax purposes, our deferred tax liability will increase over time. We do not expect a significant portion of our deferred tax liability to reverse over time unless: (1) our FCC licenses become impaired; or (2) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire Company in a taxable transaction.

In 2006, our expected annual effective tax rate, which may fluctuate from quarter to quarter, will be approximately 38.8%.  Our effective tax rate may be materially impacted by any or all of the following: (1) changes in the level of income in any of our taxing jurisdictions; (2) changes in the statutes and rules applicable to taxable income in the jurisdictions in which we operate; (3) changes in the expected outcome of tax audits; (4) changes in the estimate of expenses that are not deductible for tax purposes; and (5) changes in the deferred tax valuation allowance.

Net Income:

	December 31, 2005		December 31, 2004
(dollars in millions)
Net Income		$78.4	$75.6
Amount of Change	$	+ 2.8
Percentage Change	+ 3.7%

The increase in net income in 2005 was primarily attributable to the reasons described above under income before income taxes, net of income tax expense.

Year ended December 31, 2004 compared to the year ended December 31, 2003

The following significant factors affected our results of operations for the year ended December 31, 2004 as compared to the prior year:

Acquisitions

•                  on September 3, 2004, we acquired for $73.5 million three radio stations in Indianapolis, Indiana, that we began operating on June 1, 2004 under a time brokerage agreement, which in 2004 increased our net revenues, station operating expenses, net time brokerage agreement fees, depreciation and amortization expense and interest expense;

•                  on June 15, 2004, we acquired for $14.6 million a radio station in Providence, Rhode Island, that we began operating on April 16, 2004 under a time brokerage agreement, which in 2004 increased our net revenues, station operating expenses, depreciation and amortization expense and interest expense;

•                  on May 5, 2004, we acquired for $10.5 million a radio station in Buffalo, New York, which in 2004 increased our net revenues, station operating expenses, depreciation and amortization expense, and interest expense;

•                  on December 18, 2003, we acquired for $44.0 million two radio stations in Portland, Oregon, that we began operating on June 1, 2003 under a time brokerage agreement, which in 2004 increased our net revenues, station operating expenses, depreciation and amortization expense, and interest expense and decreased our net time brokerage agreement fees;

•                  on May 19, 2003 we acquired for $21.2 million, a radio station in Sacramento, California, which in 2004 increased our net revenues, station operating expenses, and depreciation and amortization expense; and

•                  on March 21, 2003, we acquired for $55.0 million a radio station in Denver, Colorado, that we began operating on February 1, 2002 under a time brokerage agreement, which in 2004 increased our depreciation and amortization expense and lowered net time brokerage fees and interest income.

Dispositions

•                  on November 8, 2004, we entered into an agreement to dispose of four radio stations in Longview, Washington, for $2.2 million, that the buyer began operating on November 15, 2004 under a time brokerage agreement, which, in 2004, decreased our net revenues and station operating expenses for stations owned and operated during these periods as we had not operated these stations for the entire 2004 year;

•                  on July 14, 2004, we entered into an agreement to dispose of a radio station in Seattle, Washington, that the buyer began operating on December 12, 2004 under a time brokerage agreement, which, in 2004, decreased our net revenues and station operating expenses for stations owned and operated during these periods as we had not operated this station for the entire 2004 year;

•                  on December 4, 2003, we recognized a gain on the sale of assets of $1.8 million from the disposal of a parcel of land for $1.9 million, which in 2004 resulted in a relative reduction compared to 2003 of our gains and losses on the sale of assets;

•                  on November 17, 2003, we disposed of a radio station in Portland, Oregon, for $2.8 million, which in 2004, reduced our net revenues, station operating expenses, interest expense, depreciation and amortization expense, and gains on the sale of assets; and

•      in October 2003, our agreement for the rights to broadcast the games of a major league sports team expired, which in 2004 reduced our net revenues and station operating expenses.

Financing

•      in 2004, under authorized share repurchase programs, we repurchased 3.0 million shares of our Class A common stock for an aggregate amount of $115.9 million using additional borrowings under our senior credit facility, which in 2004 increased our interest expense;

•      on August 12, 2004, we entered into a new credit facility, which in 2004 increased interest expense and resulted in the recognition of a loss on extinguishment of debt related to the write-off of deferred financing costs;

•      derivatives designated as cash flow hedges with total notional amounts of $35.0 million expired during 2003, which in 2004 lowered interest expense as these derivatives had increased our effective interest rate on our senior debt; and

•      on April 7, 2003, subsequent to the conversion of 1.2 million of our Convertible Preferred Securities, Term Income Deferrable Equity Securities (TIDES) into 1.4 million shares of our Class A common stock, we redeemed $125.0 million of our outstanding 6.25% Convertible Subordinated Debentures, which in 2004 decreased our interest expense.

Net Revenues:

	December 31, 2004		December 31, 2003
(dollars in millions)
Net Revenues		$423.5	$401.1
Amount of Change	$	+ 22.4
Percentage Change	+ 5.6%

The increase in net revenues in 2004 was primarily due to the effect of radio station acquisitions during the period and our sales and brand initiatives. Most of our markets realized an improvement in net revenues with our Boston, Denver, Sacramento and Norfolk markets contributing most to our overall net revenues increase. Indianapolis and Providence, our two new markets in 2004, also contributed to our overall net revenues increase. The increase was partially offset by a decrease in net revenues in our Kansas City market due to the expiration of a sports team contract in 2003 and a decrease in net revenues in our New Orleans market due to a general market decline in available advertising dollars for the media sector.

In 2004 and in 2003, we generated 79% and 78%, respectively, of our net revenues from local advertising, and 19% and 20%, respectively, from national advertising.

Same Station Considerations:

•              Net revenues for 2004 would have been lower by $8.3 million if we had adjusted net revenues to give effect to acquisitions and dispositions of radio stations and significant contracts as of January 1, 2004.

•              Net revenues for 2003 would have been lower by $1.7 million if we had adjusted net revenues to give effect to acquisitions and dispositions of radio stations and significant contracts as of January 1, 2003.

Station Operating Expenses:

	December 31, 2004		December 31, 2003
(dollars in millions)
Station Operating Expenses		$244.7	$232.2
Amount of Change	$	+ 12.5
Percentage Change	+ 5.4%

The increase in station operating expenses in 2004 was primarily due to a correlating increase in the variable expenses associated with the increase in net revenues as described under net revenues.

Same Station Considerations:

•              Station operating expenses for 2004 would have been lower by $6.7 million if we had adjusted station operating expenses to give effect to acquisitions and dispositions of radio stations and significant contracts as of January 1, 2004.

•              Station operating expenses for 2003 would have been lower by $2.1 million if we had adjusted station operating expenses to give effect to acquisitions and dispositions of radio stations and significant contracts as of January 1, 2003.

Depreciation and Amortization Expenses:

	December 31, 2004		December 31, 2003
(dollars in millions)
Depreciation and Amortization Expenses		$15.9	$14.7
Amount of Change	$	+ 1.2
Percentage Change	+ 8.2%

The increase in depreciation and amortization expense in 2004 was attributable to the acquisition of radio station assets in the Buffalo, Providence and Indianapolis markets during 2004 and in the Denver, Sacramento and Portland markets during 2003.

Corporate General and Administrative Expenses:

	December 31, 2004		December 31, 2003
(dollars in millions)
Corporate General and Administrative Expenses		$15.7	$14.4
Amount of Change	$	+ 1.3
Percentage Change	+ 9.0%

The increase in corporate general and administrative expenses in 2004, which includes non-cash compensation expense, was primarily due to the increased costs associated with complying with changes in regulations applicable to public companies and the effects of inflation.  Excluding non-cash compensation expense, corporate general and administrative expenses increased 7.9% to $15.0 million for the year ended December 31, 2004 from $13.9 million for the year ended December 31, 2003.

Non-cash compensation expense increased to $0.7 million for the year ended December 31, 2004 from $0.5 million for the year ended December 31, 2003.

Operating Income:

	December 31, 2004		December 31, 2003
(dollars in millions)
Operating Income		$145.2	$140.2
Amount of Change	$	+ 5.0
Percentage Change	+ 3.6%

The increase in operating income in 2004 was due to the increase in net revenues, partially offset by station operating expenses described above and a $0.8 million decrease in net time brokerage agreement fees to $0.8 million for the year ended December 31, 2004 from $1.6 million for the year ended December 31, 2003, primarily due to a shorter aggregate period during which we operated stations under time brokerage agreements in 2004 as compared to 2003.  The increase in operating income was partially offset by: (1) a loss on sale or disposal of assets of $1.2 million for the year ended December 31, 2004 as compared to a gain of $2.1 million for the year ended December 31, 2003; (2) an increase in corporate general and administrative expenses of $1.3 million to $15.7 million for the year ended December 31, 2004 from $14.4 million for the year ended December 31, 2003, due to the changes in corporate general and administrative expense described above; and (3) an increase in depreciation and amortization of $1.2 million to $15.9 million for the year ended December 31, 2004 from $14.7 million for the year ended December 31, 2003, due to the changes in depreciation and amortization expense described above.

Same Station Considerations:

•              Operating income for 2004 would have been lower by $1.6 million if we had adjusted operating income to give effect to acquisitions and dispositions of radio stations and significant contracts as of January 1, 2004 (exclusive of depreciation and amortization and net time brokerage agreement fees, where applicable).

•              Operating income for 2003 would have been higher by $0.4 million if we had adjusted operating income to give effect to acquisitions and dispositions of radio stations and significant contracts as of January 1, 2003 (exclusive of depreciation and amortization and net time brokerage agreement fees, where applicable).

Interest Expense:

	December 31, 2004		December 31, 2003
(dollars in millions)
Interest Expense		$21.6	$22.5
Amount of Change	$	- 0.9
Percentage Change	- 4.0%

Interest expense in 2004 included amortization of deferred financing costs and, in 2003, the financing cost related to our TIDES. The decrease in interest expense in 2004 was attributable to the conversion to shares of our Class A Common Stock and the redemption for cash in April 2003 of $125.0 million in TIDES. The decrease in interest expense was partially offset by an increase in interest rates on outstanding debt and higher average outstanding debt used to finance: (1) the repurchase of our stock in the amount of $115.9 million under our stock repurchase programs; and (2) radio station acquisitions costing $98.8 million in 2004 and $44.0 million in December 2003.

Income Before Income Taxes:

	December 31, 2004		December 31, 2003
(dollars in millions)
Income Before Income Taxes		$123.5	$115.2
Amount of Change	$	+ 8.3
Percentage Change	+ 7.2%

The increase in income before income taxes in 2004 was mainly attributable to: (1) an improvement this year in net revenues, net of an increase in operating expenses, for the reasons described above; (2) a reduction in loss on extinguishment of debt to $1.4 million for the year ended December 31, 2004 from $3.8 million for the year ended December 31, 2003, primarily due to the termination of our previous senior credit facility in 2004 and the redemption of our TIDES in 2003; (3) a reduction in interest expense as a result of the factors described above under interest expense; and (4) a decrease in net time brokerage agreement fees to $0.8 million for the year ended December 31, 2004 from $1.6 million for the year ended December 31, 2003 for the reasons described above under operating income.

Income Taxes:

	December 31, 2004		December 31, 2003
(dollars in millions)
Income Taxes		$47.9	$43.4
Amount of Change	$	+ 4.5
Percentage Change	+ 10.4%

The increase in income taxes in 2004 was a result of increased income before income taxes. Income tax expense as a percentage of income before income taxes was 38.8% for the year ended December 31, 2004 as compared to 37.7% for the year ended December 31, 2003. The increase in the effective tax rate in 2004 was a result of a reduction in the benefits realized in connection with certain state tax planning strategies. The current and deferred portions of our income tax expense were $9.2 million and $38.7 million, respectively, for the year ended December 31, 2004 as compared to $0.9 million and $42.5 million, respectively, for the year ended December 31, 2003.

Our deferred tax liability was $155.9 million and $117.4 million as of December 31, 2004 and 2003, respectively. The deferred tax liability primarily relates to differences between book and tax bases of our FCC licenses. In accordance with the adoption of SFAS 142 on January 1, 2002, we no longer amortize our FCC licenses for financial statement purposes, but instead test them annually for impairment. As our FCC licenses continue to amortize for tax purposes, our deferred tax liability will increase over time. We do not expect the significant portion of our deferred tax liability to reverse over time unless: (1) our FCC licenses become impaired; or (2) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire Company in a taxable transaction.

Our effective tax rate may be materially impacted by any or all of the following: (1) changes in the level of income in any of our taxing jurisdictions; (2) changes in the statutes and rules applicable to taxable income in the jurisdictions in which we operate; (3) changes from the outcome of tax audits; (4) changes in the estimate of expenses that are not tax deductible for tax purposes; and (5) changes in the deferred tax valuation allowance.

Net Income:

	December 31, 2004		December 31, 2003
(dollars in millions)
Net Income		$75.6	$71.8
Amount of Change	$	+ 3.8
Percentage Change	+ 5.3%

The increase in net income in 2004 was primarily attributable to the reasons described above under income before income taxes and accounting change, net of income tax expense.

Liquidity And Capital Resources

During 2005 we used a portion of our capital resources to repurchase shares of our Class A common stock under our share repurchase programs (see “Liquidity and Capital Resources, Share Repurchase Programs” below) and to consummate radio station acquisitions. Generally, our acquisitions, share repurchases, reductions of our outstanding debt and other capital requirements are funded from one or a combination of the following sources: (1) our credit agreement; (2) the issuance and sale of securities; (3) internally-generated cash flow; and (4) the swapping of our radio stations in transactions that qualify as “like-kind” exchanges under Section 1031 of the Internal Revenue Code.  Since becoming a public company in January 1999, our Board of Directors declared our first quarterly cash dividend of $0.38 per share at its February 2006 meeting (see Part II, Item 5 for a discussion of dividends).

Our Bank Revolver

On August 12, 2004, we entered into a bank credit agreement, or Bank Revolver, with a syndicate of banks, for a five-year senior secured revolving credit facility of $800.0 million. We used $271.0 million from the Bank Revolver to pay all principal outstanding under our former credit facility. The Bank Revolver is secured by a pledge of 100% of the capital stock and other equity interest in all of our wholly owned subsidiaries. The Bank Revolver requires us to comply with certain financial covenants and leverage ratios, which are defined terms within the agreement, including: (1) Total Debt to Operating Cash Flow, (2) Operating Cash Flow to Interest Expense, and (3) Operating Cash Flow to Fixed Charges. Upon the occurrence of certain events, our interest rate can increase to a maximum of the Eurodollar rate plus 1.375% or prime rate plus 0.875%. The interest payable on the Eurodollar rate is payable at the end of the selected duration. We also pay a commitment fee that varies depending on certain financial covenants and the amount of the unused commitment, to a maximum of 0.375% per annum, on the average unused balance of the Bank Revolver.  Management believes we are in compliance with all financial covenants and leverage ratios and all other terms of the Bank Revolver.

Our Senior Subordinated Notes

On March 5, 2002, we issued $150.0 million of 7.625% Senior Subordinated Notes, or Notes, due March 1, 2014 and we received net proceeds of $145.7 million.  Interest on the Notes, which are in denominations of $1,000 each, accrues at the rate of 7.625% per annum and is payable semi-annually in arrears on March 1 and September 1. We may redeem the Notes on and after March 1, 2007 at an initial redemption price of 103.813% of their principal amount plus accrued interest. The Notes are unsecured and rank junior to our senior indebtedness. Our Senior Subordinated Notes also require us to comply with certain covenants that limit, among other things, our ability to incur indebtedness and to make certain payments. The covenants under the Senior Subordinated Notes, in general, are less restrictive than the covenants under the Bank Revolver.

Liquidity

Our liquidity requirements are for working capital and general corporate purposes, including capital expenditures, and any one or more of the following: repurchases of our Class A common stock, dividends and acquisitions. In 2006, we expect that we will continue to make quarterly estimated federal and state income tax payments based upon expected quarterly taxable income. During the year ended December 31, 2005, we paid $12.5 million in income taxes that included estimated federal and certain state taxes for 2005 and certain state taxes for 2004. Capital expenditures for the year ended December 31, 2005 were $12.7 million as compared to $9.6 million in 2004 and $13.7 million in 2003. We anticipate that capital expenditures in 2006 will consist of: (1) between $5.0 million and $6.0 million incurred during the ordinary course of business and for the conversion of our remaining FM stations to digital radio; and (2) between $6.0 million and $7.0 million for the consolidation and relocation of our studio facilities in several of our markets.

As of December 31, 2005, we had credit available of $372.6 million under the Bank Revolver, subject to compliance with the covenants under the Bank Revolver at the time of borrowing.  As of December 31, 2005, we had $16.1 million in cash and cash equivalents. During the year ended December 31, 2005 we increased our net outstanding debt by $94.0 million, primarily to fund our repurchase of shares in the amount of $188.4 million and the purchase of radio station assets in the amount of $45.1 million. As of December 31, 2005, we had outstanding: (1) $427.3 million in senior debt, including $427.0 million under our Bank Revolver; (2) $0.4 million in a letter of credit; and (3) $150.0 million in Senior Subordinated Notes.

We may seek to obtain other funding or additional financing from time to time. We believe that cash on hand and cash from operating activities, together with available borrowings under the Bank Revolver, will be sufficient to permit us to meet our liquidity requirements for the foreseeable future, including cash to fund our operations and any acquisitions, repurchases of our stock and any dividends that may be declared. Our Bank Revolver requires that at the time of closing on acquisitions, we must be in compliance with the terms of the Bank Revolver. We believe that we will maintain compliance with the terms of our Bank Revolver. If we are not in compliance, there can be no assurance that we will be successful in amending the Bank Revolver or entering into a new credit agreement, obtaining additional financing or that we will be able to obtain such financing on terms acceptable to us, which could delay or impair our efforts to consummate future acquisitions. Failure to comply with our financial covenants or other terms of the Bank Revolver could result in the acceleration of the maturity of our outstanding debt.

Our ability to meet our financial obligations could be adversely impacted by factors such as prolonged downturns in the economy, poor performance by our stations, increased competition from other media and other factors that could be a result of world events. In addition, we may require additional financing for future acquisitions, and there can be no assurance that we will be able to obtain such financing on terms considered favorable by us or at all.

Operating Activities

Net cash flows provided by operating activities were $136.6 million for the year ended December 31, 2005 as compared to $131.5 million and $130.4 million for the years ended December 31, 2004 and 2003, respectively.  The increase in net cash flows provided by operating activities were affected by increased advertising revenues, net of increased station operating expenses and increased income taxes (which, in each case, were affected by the acquisitions and dispositions of stations during those periods).

For the year ended December 31, 2005, net cash provided by operating activities increased $5.1 million to $136.6 million as compared to $131.5 million for the year ended December 31, 2004. The increase was primarily due to a $11.9 million increase in accounts payable and accrued liabilities to $10.6 million for the year ended December 31, 2005 compared to a $1.3 million decrease for the year ended December 31, 2004, primarily due to the recording of unfunded share repurchase obligations of $8.1 million as of December 31, 2005. The increase in net cash provided by operating activities was partially offset by: (1) an elimination from net income of a gain on dispositions and exchanges of assets of $5.9 million for the year ended December 31, 2005, primarily from the disposition of a station in Seattle; (2) an elimination from net income of a $2.8 million net gain on investments for the year ended December 31, 2005; and (3) a decrease in deferred taxes of $1.3 million, primarily from the expiration of certain bonus depreciation tax incentives that were not available for the year ended December 31, 2005.

For the year ended December 31, 2004, net cash provided by operating activities increased $1.1 million to $131.5 million compared to $130.4 million for the year ended December 31, 2003 primarily due to a $3.9 million increase in net income to $75.6 million for the year ended December 31, 2004 from $71.8 million for the year ended December 31, 2003.  This increase was partially offset primarily by a reduction in deferred taxes of $3.8 million to $38.7 million for the year ended December 31, 2004 from $42.6 million for the year ended December 31, 2003, primarily due to the use, in 2003, and the absence, in 2004, of available net operating loss carry-forwards.

Investing Activities

Net cash flows used in investing activities were $38.6 million for the year ended December 31, 2005, as compared to $107.9 million and $105.1 million for the years ended December 31, 2004 and 2003, respectively.  The net cash flows used in investing activities for the year ended December 31, 2005 reflect acquisitions of radio station assets of $45.1 million, offset by the proceeds of $6.0 million from the sale of investments. The net cash flows used in investing activities for the year ended December 31, 2004 reflect acquisitions of radio station assets of $98.8 million. The net cash flows used in investing activities for the year ended December 31, 2003 reflect acquisitions of radio station assets of $123.4 million (net of a decrease in station acquisition deposits and costs of $28.0 million).

Financing Activities

 Net cash flows used in financing activities were $93.7 million for the year ended December 31, 2005, compared to net cash flows used in financing activities of $27.6 million and $102.0 million for the years ended December 31, 2004 and 2003, respectively. The net cash flows used in financing activities for the year ended December 31, 2005 reflect the repurchase of $188.4 million of our Class A common stock and a net increase in outstanding indebtedness of $94.0 million. The net cash flows used in financing activities for the year ended December 31, 2004 reflect: (1) the repurchase of $115.9 million of our Class A common stock; (2) a net increase in outstanding indebtedness of $89.2 million; and (3) deferred financing expense of $4.2 million related to our new credit facility. The net cash flows used in financing activities for the year ended December 31, 2003 reflect a net reduction in outstanding indebtedness of $108.8 million.

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

Share Repurchase Programs

On December 13, 2005, March 17, 2005, November 1, 2004, and May 13, 2004, our Board of Directors authorized one-year share repurchase programs of up to $100.0 million of our Class A common stock for each program.  Under these repurchase programs, we repurchased and immediately retired: (1) in 2005, 5.8 million shares for an aggregate of $188.4 million at an average price of $32.51 per share; and (2) in 2004, 3.0 million shares for an aggregate of $115.9 million at an average price of $38.54 per share. During the period subsequent to December 31, 2005 and as of February 13, 2006, we repurchased 1.2 million shares at an average price of $30.15 per share. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or from time to time without prior notice. As of February 13, 2006, $59.3 million remained authorized as available for repurchase. We expect to use cash available under our Bank Revolver and internally generated cash flow as a source of funds to repurchase shares under the remaining program.

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

Contractual Obligations

The following tables reflect a summary of our contractual obligations as of December 31, 2005:

	Payments due by period
		Less than	1 to 3	3 to 5	More Than
Contractual Obligations:	Total	1 year	years	years	5 years
	(amounts in thousands)

Long-term debt obligations (1)	$742,649	$31,546	$62,799	$461,976	$186,329
Operating lease obligations	56,296	8,575	16,281	13,557	17,883
Purchase obligations (2)	113,269	65,062	39,657	8,186	364
Other long-term liabilities (3)	199,846	2,035	1,102	895	195,814

(1)           (a)  The maturity on our Bank Revolver, with outstanding debt in the amount of $427.0 million as of December 31, 2005, could be accelerated if we do not maintain certain covenants. The above table includes projected interest expense under the remaining term of the agreement.

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

(b)  We have liabilities of $5.5 million related to: (i) construction obligations of $5.0 million in connection with the relocation and consolidation of certain of our studio facilities; (ii) our obligation of $0.4 million to provide a letter of credit; and (iii) an obligation of $0.1 million to increase our interest in a partnership carried as an investment.

(c)  In addition to the above, purchase obligations of $113.3 million primarily include contracts for on-air personalities, sports programming rights, ratings services, music licensing fees, television advertising, equipment maintenance and certain other operating contracts.

(3)           Included within total other long-term liabilities of $199.8 million are deferred income tax liabilities of $192.8 million that are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax liabilities may vary according to changes in tax laws, tax rates and our operating results. As a result, it is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities have been reflected in the above table in the column labeled as “More Than 5 Years.”

Off-Balance Sheet Arrangements

We utilize letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under our credit facility. An outstanding letter of credit of $0.4 million as of December 31, 2005 was immaterial.

We enter into interest rate swap contracts to hedge a portion of our variable rate debt. See Note 9 in the accompanying notes to the consolidated financial statements for a detailed discussion of our derivative instruments.

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at December 31, 2005. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We did not have any other off-balance sheet arrangements as of December 31, 2005.

Recently Issued Pronouncements

FSP No. FAS 123R-3

On November 10, 2005, the FASB issued Staff Position (“FSP”) No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Award.” This election provides for alternative transition methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”). The purpose of the APIC pool is to determine the excess tax benefits related to share-based payment awards that will be available to absorb tax deficiencies recognized subsequent to the adoption of Statement No. 123R. We computed our APIC pool as of December 31, 2005 without the use of this transition election (see Recently Issued Pronouncements - SFAS No. 123R below for further discussion).

FSP No. FAS 13-1

On October 6, 2005, the FASB issued FSP No. FAS 13-1 that addresses the accounting for rental costs associated with operating leases that are incurred during a construction period.  Under FSP No. FAS 13-1, rental costs associated with ground or building operating leases that are incurred during a construction period, shall be recognized as rental expense and included in income from continuing operations.  The guidance in this FSP shall be applied effective January 1, 2006. We do not expect that the adoption of FSP No. FAS 13-1 will have a material effect on our financial position, results of operations or cash flows.

EITF Issue No. 05-6

At a June 2005 meeting of the FASB, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” The amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception should be based on the lesser of the useful life of the leasehold improvements or the period of the lease including all renewal periods that are reasonably assured of exercise at the time of the acquisition.  The consensus was applied prospectively to leasehold improvements acquired subsequent to the EITF ratification date of June 29, 2005.  The adoption of EITF Issue No. 05-06 did not have a material effect on our financial position, results of operations or cash flows.

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

FIN 47

On March 30, 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies when an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity.  FIN 47, which also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation, was effective for the year ended December 31, 2005. The adoption of FIN 47 did not have a material effect on our financial position, results of operations or cash flows.

SAB No. 107

On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 to assist in the implementation challenges of SFAS No. 123R and to enhance the information provided to investors. SAB No. 107 creates a framework that is premised on two themes: (1) considerable judgment is required by a company to successfully implement SFAS No. 123R; and (2) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options.  Accordingly, situations in which there is only one acceptable fair value estimate are expected to be rare.

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

SFAS No. 123R, which was adopted by us on January 1, 2006, will have a significant impact on our results of operations, although it will have no impact on our overall financial position. We are unable to quantify the impact of adoption of SFAS No. 123R at this time as the impact will depend on a number of factors, including the amount of awards granted and the fair value of those awards at the time of grant. In addition, SFAS No. 123R requires that the benefits of tax deductions in excess of recognized compensation expense are reported as cash flow from financing activities (see Recently Issued Pronouncements - FSP No. FAS 123R-3). In periods after adoption, this requirement will increase cash flows from financing activities and reduce cash flows from operating activities. We cannot estimate these amounts as it depends on when employees exercise their outstanding stock options and the price of our stock at the time of exercise.  If we had adopted SFAS No. 123R in prior periods, the impact would have approximated the impact of SFAS No. 123 as described in Note 2 in the accompanying notes to the financial statements.

On December 13, 2005, we accelerated the vesting of unvested “out-of-the-money” options with grant dates prior to January 1, 2005 and with exercise prices above $29.27 per share that were held by employees, officers and directors.  The primary purpose of accelerating the vesting was to avoid recognizing pretax stock-based compensation expense of $18.5 million in future periods under SFAS No. 123R for those “out-of-the-money” options with exercise prices that exceeded the December 13, 2005 market value of the underlying stock. The exercise prices were greater than the December 13, 2005 closing price of $29.27 of our Class A common stock on the New York Stock Exchange. The vesting of options to purchase approximately 2.1 million shares of our Class A common stock with exercise prices that ranged from $31.67 per share to $57.15 per share, with a weighted average exercise price of $42.56 per share, were accelerated, including options to purchase 645,831 shares held by our executive officers and options to purchase 38,750 shares held by our non-employee directors. All other terms of the awards, however, remain unchanged. The acceleration of vesting on unvested options did not impact the computation of earnings per share for the year ended December 31, 2005. The acceleration may impact, however, the employee exercise patterns in future periods. Additional pretax expense of $18.5 million associated with the acceleration was included in the pro forma disclosure at December 31, 2005. For the pre-tax expense effect by year on future periods for unvested stock options outstanding as of December 31, 2005, see Note 16 in the accompanying notes to the financial statements.

We have elected that the modified prospective application method without restatement of prior interim periods in the year of adoption will be used as our implementation strategy.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the amount of reported revenues and expenses during the reporting period. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different circumstances or by using different assumptions.

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

Revenue Recognition

We recognize revenue from the sale of commercial broadcast time to advertisers when the commercials are broadcast, subject to meeting certain conditions such as persuasive evidence that an arrangement exists, the price is fixed and determinable and collection is reasonably assured. These criteria are generally met at the time an advertisement is broadcast, and the revenue is recorded net of advertising agency commission. Based upon past experience, the use of these estimates has been a reliable method to recognize revenues.

Allowance For Doubtful Accounts

We must make an estimated allowance for doubtful accounts for estimated losses resulting from our customers’ inability to make payments to us. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness, the economic conditions of the customer’s industry, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our historical estimates have been a reliable method to estimate future allowances. For the year ended December 31, 2005, we increased our accounts receivable reserve for our New Orleans radio stations due to the impact on our operations of Hurricane Katrina and its aftermath, including the flooding of the majority of the city of New Orleans for a period of time, the evacuation of its residents and the cessation of day-to-day commerce. Excluding the effect of the increase in our New Orleans accounts receivable reserve, our historical reserves averaged less than 4.0% of our outstanding receivables. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances could be required. The effect of an increase in our allowance of 1% of our outstanding receivables as of December 31, 2005, from 4.4% to 5.4% or $3.5 million to $4.3 million, would result in a decrease in net income of $0.5 million, net of taxes (net income per share – diluted of $0.01), for the year ended December 31, 2005.

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets.  As of December 31, 2005, we had recorded approximately $1.5 billion in radio broadcasting licenses and goodwill, which represented approximately 87.1% of our total assets.  In assessing the recoverability of these assets, we must conduct annual impairment testing required by SFAS No. 142 and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value.  We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets and our estimate of the value contains assumptions incorporating variables that are based on past experiences and judgments about future performance of our stations. These variables would include but not be limited to: (1) the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in future period write-downs in the carrying value of our broadcasting licenses and goodwill assets. See Note 18 in the accompanying notes to the consolidated financial statements, for a discussion of the impact of a natural disaster on the fair value of the FCC licenses and goodwill in our New Orleans radio market.

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

The effect of a 1% increase in our estimated tax rates, as of December 31, 2005, would result in an increase in income tax expense of $1.3 million to $50.5 million from $49.2 million for the year ended December 31, 2005. The 1% increase in income tax expense would result in a decrease in net income of $1.3 million (net income per share – diluted of $0.03) for the year ended December 31, 2005.

Valuation Of Stock Options

We determine the fair value of our employee stock options at the date of grant using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the value of exchange-traded options that have no vesting restrictions and are fully transferable. Our employee stock options have characteristics significantly different from these traded options. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility and expected term of the options granted. We have used historical data for our stock price and option life when determining expected volatility and expected term, but each year we reassess whether or not historical data is representative of expected results.

The adoption of SFAS No. 123R on January 1, 2006 will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The assumptions used to determine the fair value of our employee stock options, at the date of grant, could be impacted by the guidance under SAB No. 107 and could result in a material increase in the fair value of future grants.

Intangibles

As of December 31, 2005, approximately 87.1% of our total assets consisted of radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate the radio stations without the related FCC license for each station. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. Historically, all of our licenses have been renewed at the end of their respective eight-year periods and we expect that all licenses will continue to be renewed in the future. (See Item 1A, “Risk Factors” for a discussion of the risks associated with the renewal of licenses.)

Inflation

Inflation has affected our performance in terms of higher costs for radio station operating expenses, including wages and equipment. The exact impact is indeterminable.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our variable rate Bank Revolver. Under certain covenants that are measured periodically, we may be required from time to time to protect ourselves from interest rate fluctuations through the use of derivative rate hedging instruments. If the borrowing rates under LIBOR were to increase 1% above the rates as of December 31, 2005, our interest expense under our Bank Revolver would increase by approximately $4.0 million on an annual basis, including any interest expense associated with the use of outstanding derivative rate hedging instruments. We do not have interest rate risk related to our Senior Subordinated Notes, which have a fixed interest rate of 7.625%.

As of December 31, 2005, we had a derivative rate hedging transaction in place for a notional amount of $30.0 million that effectively fixes LIBOR at 5.8% and expires in 2008. The fair value of the rate hedging transaction at December 31, 2005, based upon current market rates, is included as derivative instruments in other long-term liabilities according to the maturity date of the instrument. Our rate hedging transaction is tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The fair value of the hedging transaction is affected by a combination of several factors, including the change in the three-month LIBOR rate and the forward interest rate to maturity. Any increase in the three-month LIBOR rate and/or the forward interest rate to maturity results in a more favorable valuation, while any decrease in the three-month LIBOR rate and/or forward interest rate to maturity results in a less favorable valuation. Our derivative instrument liability as of December 31, 2005 was $0.7 million, which represented a decrease of $1.3 million from the balance as of December 31, 2004. This decrease was due primarily to: (1) an increase in the forward interest rates to maturity; and (2) a decrease of one year in the remaining period of our outstanding hedge.

Our credit exposure under this hedging agreement, or similar agreements we may enter into in the future, is the cost of replacing an agreement in the event of non-performance by our counter-party. To minimize this risk, we select high credit quality counter-parties. We do not anticipate nonperformance by such counter-parties, and no material loss would be expected in the event of the counter-parties’ nonperformance.

Our cash equivalents are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. We do not believe that we have any material credit exposure with respect to these assets.

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

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                    CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that: (i) information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on the foregoing, our President/Chief Executive Officer and Executive Vice President/Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

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

Management has used the framework set forth in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

David J. Field, President and Chief Executive Officer

Stephen F. Fisher, Executive Vice President and Chief Financial Officer

ITEM 9B.                    OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2006 Annual Meeting of Shareholders, which we expect to file with the Securities Exchange Commission prior to April 30, 2006.

ITEM 11.                      EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2006 Annual Meeting of Shareholders, which we expect to file with the Securities Exchange Commission prior to April 30, 2006.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2006 Annual Meeting of Shareholders, which we expect to file with the Securities Exchange Commission prior to April 30, 2006.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2006 Annual Meeting of Shareholders, which we expect to file with the Securities Exchange Commission prior to April 30, 2006.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2006 Annual Meeting of Shareholders, which we expect to file with the Securities Exchange Commission prior to April 30, 2006.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

	Document

	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	45

	Consolidated Financial Statements
	Balance Sheets as of December 31, 2005 and December 31, 2004	46
	Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003	48
	Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2005, 2004 and 2003	49
	Statements of Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003	50
	Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	51
	Notes to Consolidated Financial Statements	53

	Index to Exhibits	101

(b)                                  Exhibits

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2) (Originally filed as Exhibit 3.02)
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

10.01	Employment Agreement, dated December 30, 2002, between Entercom Communications Corp. and Joseph M. Field. (3)
10.02	Employment Agreement, dated December 30, 2002, between Entercom Communications Corp. and David J. Field. (3)
10.03	Employment Agreement, dated December 31, 2004, between Entercom Communications Corp. and Stephen F. Fisher. (4)
10.04	Employment Agreement, dated December 17, 1998, between Entercom Communications Corp. and John C. Donlevie. (5)
10.05

First Amended and Restated Credit Agreement dated as of August 12, 2004 among Entercom Radio, LLC as the Borrower, Entercom Communications Corp., as the Parent, KeyBank National Association as Administrative Agent and L/C Issuer, Bank of America, N.A. as Syndication Agent, Harris Nesbitt, JPMorgan Chase Bank and Suntrust Bank as Co-Documentation Agents and J.P. Morgan Securities Inc., as Joint Lead Arranger and Joint Book Manager. (6)

10.05	Form of Letter Agreement Regarding Acceleration of Vesting of Certain Stock Options. (7)
21.01	Information Regarding Subsidiaries of Entercom Communications Corp. (8)
23.01	Consent of PricewaterhouseCoopers LLP. (8)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (8)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (8)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (8) (9)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (8)(9)

(1)                                  Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999. (File No. 333-61381)

(2)                                  Incorporated by reference to an exhibit (as indicated above) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 13, 2002.

(3)                                  Incorporated by reference to an exhibit (Exhibit 10.01 & 10.02, respectively) of our Form 10-K for the year ended December 31, 2002, as filed on February 28, 2003.

(4)                                  Incorporated by reference to Exhibit 10.01 of our Current Report on Form 8-K, as filed on January 4, 2005.

(5)                                  Incorporated by reference to Exhibit 10.03 of our Amendment to Registration Statement on Form S-1, as filed on January 6, 1999. (File No. 333-61381)

(6)                                  Incorporated by reference to Exhibit 10.01 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed on November 3, 2004.

(7)                                  Incorporated by reference to Exhibit 10.01 of our Current Report on Form 8-K, as filed on December 19, 2005.

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

We have completed integrated audits of Entercom Communications Corp.’s December 31, 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Entercom Communications Corp. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
February 22, 2006

CONSOLIDATED FINANCIAL STATEMENTS OF ENTERCOM COMMUNICATIONS CORP.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(amounts in thousands)

ASSETS

	December 31,
	2005	2004
CURRENT ASSETS:
Cash and cash equivalents	$16,071	$11,844
Accounts receivable, net of allowance for doubtful accounts of $3,514 in 2005 and $2,597 in 2004	76,927	78,341
Prepaid expenses and deposits	6,521	4,664
Prepaid and refundable income taxes	6,362	5,470
Deferred tax assets	3,002	2,881
Investment in deconsolidated subsidiaries	—	2,260
Total current assets	108,883	105,460

INVESTMENTS	6,251	12,291

PROPERTY AND EQUIPMENT:
Land, land easements and land improvements	14,510	14,794
Building	14,462	14,306
Equipment	107,626	102,429
Furniture and fixtures	14,668	14,552
Leasehold improvements	15,098	16,953
	166,364	163,034
Accumulated depreciation and amortization	(81,604)	(69,277)
	84,760	93,757
Capital improvements in progress	6,052	1,248
Net property and equipment	90,812	95,005

RADIO BROADCASTING LICENSES	1,321,598	1,289,040

GOODWILL	157,227	150,982

DEFERRED CHARGES AND OTHER ASSETS
Net of accumulated amortization of $12,682 in 2005 and $9,850 in 2004	12,987	15,183
TOTAL	$1,697,758	$1,667,961

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,
	2005	2004
CURRENT LIABILITIES:
Accounts payable	$1,326	$1,569
Accrued expenses	19,240	10,587
Accrued liabilities:
Salaries	7,076	7,327
Interest	4,438	4,221
Advertiser obligations and other commitments	1,670	1,457
Other	1,188	440
Non-controlling interest - variable interest entity	—	165
Current portion of long-term debt	19	17
Total current liabilities	34,957	25,783

LONG-TERM LIABILITIES:
Senior debt	427,240	333,259
7.625% Senior Subordinated Notes	150,000	150,000
Deferred tax liabilities	192,783	155,918
Other long-term liabilities	7,063	6,928
Total long-term liabilities	777,086	646,105

Total liabilities	812,043	671,888

SHAREHOLDERS’ EQUITY:
Preferred Stock $.01 par value; authorized 25,000,000 shares; none issued	—	—
Class A common stock $.01 par value; voting; authorized 200,000,000 shares; issued and outstanding 34,610,114 in 2005 and 40,364,085 in 2004	346	404
Class B common stock $.01 par value; voting; authorized 75,000,000 shares; issued and outstanding 8,271,805 in 2005 and 2004	82	82
Class C common stock $.01 par value; nonvoting; authorized 50,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	738,384	925,883
Retained earnings	148,141	69,780
Unearned compensation for unvested shares of restricted stock	(2,242)	(2,853)
Accumulated other comprehensive income	1,004	2,777

Total shareholders’ equity	885,715	996,073

TOTAL	$1,697,758	$1,667,961

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(amounts in thousands, except share and per share data)

	Years Ended December 31,
	2005	2004	2003

NET REVENUES	$432,520	$423,455	$401,056

OPERATING (INCOME) EXPENSE:
Station operating expenses	248,202	244,674	232,184
Expenses related to a natural disaster	1,697	—	—
Depreciation and amortization	16,671	15,872	14,687
Corporate general and administrative expenses	18,868	15,711	14,433
Net time brokerage agreement (income) fees	(13)	781	1,636
Net (gain) loss on sale of assets	(5,873)	1,221	(2,118)
Total operating expenses	279,552	278,259	260,822
OPERATING INCOME	152,968	145,196	140,234

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing costs of $1,315 in 2005, $1,117 in 2004 and $1,053 in 2003	29,925	21,560	20,515
Financing cost of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding solely convertible debentures of the Company	—	—	2,020
Interest income	(396)	(235)	(505)
Loss on extinguishment of debt	—	1,387	3,795
Net gain on derivative instruments	(1,327)	(1,215)	(961)
Net (gain) loss on investments	(2,819)	176	158
TOTAL OTHER EXPENSE	25,383	21,673	25,022

INCOME BEFORE INCOME TAXES	127,585	123,523	115,212
INCOME TAXES	49,224	47,889	43,432
NET INCOME	$78,361	$75,634	$71,780

NET INCOME PER SHARE - BASIC:	$1.70	$1.51	$1.41

NET INCOME PER SHARE - DILUTED:	$1.70	$1.50	$1.39

WEIGHTED AVERAGE SHARES:
Basic	46,045,438	50,215,142	50,961,831
Diluted	46,221,452	50,534,276	51,607,735

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(amounts in thousands)

	Years Ended December 31,
	2005	2004	2003

NET INCOME	$78,361	$75,634	$71,780

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX PROVISION OR BENEFIT:

Net unrealized loss on investments, net of tax benefit of $1,120 in 2005 and net unrealized gain on investments, net of tax provision of $183 in 2004 and $1,052 in 2003	(1,773)	289	1,752

Net unrealized gain on hedged derivatives, net of tax provision of $15 in 2003	—	—	25
COMPREHENSIVE INCOME	$76,588	$75,923	$73,557

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(amounts in thousands, except share data)

								Accumulated
								Other
								Compre-
	Common Stock				Additional	Retained	Unearned	hensive
	Class A		Class B		Paid-in	Earnings	Compen-	Income
	Shares	Amount	Shares	Amount	Capital	(Deficit)	sation	(Loss)	Total
Balance, December 31, 2002	40,547,918	$405	9,311,805	$93	$967,186	$(77,634)	$(256)	$711	$890,505
Net income	—	—	—	—	—	71,780	—	—	71,780
Conversion of Class B common stock to Class A common stock	869,900	9	(869,900)	(9)	—	—	—	—	—
Conversion of TIDES to Class A common stock, net of deferred financing costs	1,384,668	14	—	—	59,206	—	—	—	59,220
Compensation expense related to granting of stock options	—	—	—	—	75	—	—	—	75
Compensation expense related to granting of restricted stock	18,148	—	—	—	824	—	(433)	—	391
Issuance of Class A common stock related to an incentive plan	15,271	—	—	—	611	—	—	—	611
Exercise of stock options	183,406	2	—	—	7,249	—	—	—	7,251
Net unrealized gain on investments	—	—	—	—	—	—	—	1,752	1,752
Net unrealized gain on hedged derivatives	—	—	—	—	—	—	—	25	25
Balance, December 31, 2003	43,019,311	430	8,441,905	84	1,035,151	(5,854)	(689)	2,488	1,031,610
Net income	—	—	—	—	—	75,634	—	—	75,634
Conversion of Class B common stock to Class A common stock	170,100	2	(170,100)	(2)	—	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	2	—	—	—	2
Compensation expense related to granting of restricted stock	70,624	1	—	—	2,818	—	(2,164)	—	655
Issuance of Class A common stock related to an incentive plan	18,134	—	—	—	576	—	—	—	576
Exercise of stock options	93,816	1	—	—	3,229	—	—	—	3,230
Class A common stock repurchase	(3,007,900)	(30)	—	—	(115,893)	—	—	—	(115,923)
Net unrealized gain on investments	—	—	—	—	—	—	—	289	289
Balance, December 31, 2004	40,364,085	404	8,271,805	82	925,883	69,780	(2,853)	2,777	996,073
Net income	—	—	—	—	—	78,361	—	—	78,361
Compensation expense valuation adjustment for restricted stock units issued in 2004	—	—	—	—	(204)	—	204	—	—
Compensation expense related to granting of restricted stock units	15,015	—	—	—	466	—	407	—	873
Tax benefit adjustment related to the issuance of restricted stock units	—	—	—	—	251	—	—	—	251
Issuance of Class A common stock related to an incentive plan	18,540	—	—	—	509	—	—	—	509
Exercise of stock options	5,874	—	—	—	175	—	—	—	175
Tax benefit adjustment related to option exercises	—	—	—	—	(391)	—	—	—	(391)
Class A common stock repurchase	(5,793,400)	(58)	—	—	(188,305)	—	—	—	(188,363)
Net unrealized loss on investments	—	—	—	—	—	—	—	(1,773)	(1,773)
Balance, December 31, 2005	34,610,114	$346	8,271,805	$82	$738,384	$148,141	$(2,242)	$1,004	$885,715

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(amounts in thousands)

	Years Ended December 31,
	2005	2004	2003

OPERATING ACTIVITIES:
Net income	$78,361	$75,634	$71,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes amortization of station operating expenses of $10 in 2005 and $7 in 2004)	16,681	15,879	14,687
Amortization of deferred financing costs	1,315	1,117	1,053
Deferred taxes	37,386	38,703	42,547
Tax benefit on exercise of options	12	515	1,098
Provision for bad debts	3,403	3,317	3,612
Net (gain) loss on dispositions and exchanges of assets	(5,873)	1,221	(2,118)
Non-cash stock-based compensation expense	873	657	466
Net (gain) loss on investments	(2,819)	176	158
Net gain on derivative instruments	(1,327)	(1,215)	(961)
Deferred rent	765	426	590
Unearned revenue - long-term	355	—	—
Loss on extinguishment of debt	—	1,387	3,795
Deferred compensation	588	232	275
Loss from natural disaster	1,697	—	—
Changes in assets and liabilities (net of effects of acquisitions and dispositions in all years and the effect of deconsolidation activities in 2004):
Accounts receivable	(2,739)	(2,248)	(3,087)
Prepaid expenses and deposits	(1,809)	(492)	1,340
Prepaid and refundable income taxes	(892)	(2,511)	(2,065)
Accounts payable and accrued liabilities	10,575	(1,316)	(2,804)
Net cash provided by operating activities	136,552	131,482	130,366

INVESTING ACTIVITIES:
Additions to property and equipment	(12,671)	(9,624)	(13,708)
Proceeds from sale of property, equipment, intangibles and other assets	14,290	1,144	4,649
Purchases of radio station assets	(45,091)	(98,803)	(123,442)
Deferred charges and other assets	(211)	(1,237)	(286)
Purchases of investments	(76)	(122)	(288)
Proceeds from investments	6,041	456	—
Station acquisition deposits and costs	(900)	275	27,997
Net cash used in investing activities	(38,618)	(107,911)	(105,078)

FINANCING ACTIVITIES:
Deferred financing expenses related to bank facility and senior subordinated debt	—	(4,220)	—
Proceeds from issuance of long-term debt	204,500	474,500	98,500
Payments of long-term debt	(110,518)	(385,267)	(141,172)
Payments upon redemption of TIDES	—	—	(66,079)
Purchase of the Company’s Class A common stock	(188,363)	(115,923)	—
Proceeds from issuance of employee plan stock	509	576	611
Proceeds from the exercise of stock options	163	2,715	6,153
Net cash used in financing activities	(93,709)	(27,619)	(101,987)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,225	(4,048)	(76,699)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,844	15,894	92,593
CASH ADJUSTMENT FOR DECONSOLIDATED SUBSIDIARIES	2	(2)	—
CASH AND CASH EQUIVALENTS, END OF YEAR	$16,071	$11,844	$15,894

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(amounts in thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$28,540	$20,449	$19,860
Interest on TIDES	$—	$—	$2,020
Income taxes paid	$12,549	$11,630	$2,985

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES -

In connection with the issuance of certain awards of restricted stock units (net of forfeitures and valuation adjustments from previous awards of restricted stock units) for 15,015, 70,624 and 18,148 shares of Class A common stock for the years ended December 31, 2005, 2004 and 2003, respectively, the Company increased its additional paid-in-capital by $262, $2,818 and $824 for the years ended December 31, 2005, 2004 and 2003, respectively.

In connection with the acquisition or exchange of tangible assets, the non-cash portion of assets recorded was $383, $756 and $336 for the years ended December 31, 2005, 2004 and 2003, respectively.

Prior to the redemption on April 7, 2003 of the remaining 1,281,526 TIDES holders for $66,079 in cash, the Company recorded a non-cash transaction as an increase of $60,924 to paid-in capital as 1,218,474 TIDES holders converted their securities into 1,384,668 shares of Class A common stock. The Company also reduced paid-in capital for the pro rata amount of unamortized deferred financing costs of $1,704 related to the conversion of the TIDES.

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      BASIS OF PRESENTATION AND ORGANIZATION

Nature Of Business – Entercom Communications Corp. (the “Company”) is a radio broadcasting company operating one reportable business segment whose business is devoted to acquiring, developing and operating radio broadcast properties throughout the United States. The segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance. The Company owns or operates radio stations in the following markets: Boston, Seattle, Denver, Sacramento, Portland, Kansas City, Indianapolis, Milwaukee, New Orleans, Norfolk, Buffalo, Memphis, Providence, Greensboro, Rochester, Greenville/Spartanburg, Madison, Wichita, Wilkes-Barre/Scranton and Gainesville/Ocala.

2.                                      SIGNIFICANT ACCOUNTING POLICIES

Principles Of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All inter-company transactions and balances have been eliminated in consolidation. The Company also considers the applicability of Financial Accounting Standards Board (“FASB”) Financial Interpretation No. (“FIN”) 46R (as revised), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which would include any variable interest entities that are required to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. A variable interest entity is an entity where the primary beneficiary’s interest in the entity can change with changes in factors other than the amount of investment in the entity. The consolidation requirements of FIN 46R were effective for the Company as of December 31, 2003. From time to time, the Company enters into time brokerage agreements in connection with pending acquisitions or dispositions of radio stations and the requirements of FIN 46R may apply, depending on the facts and circumstances related to each transaction. As of December 31, 2005, there were no pending acquisitions or dispositions.

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

Income Taxes – The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the liability method of accounting for deferred income taxes. Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded for a net deferred income tax asset balance when it is more likely than not that the benefits of the tax asset will not be realized (see Note 7).

Property And Equipment – Property and equipment are carried at cost. Major additions or improvements are capitalized, while repairs and maintenance are charged to expense. Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is recognized in the statement of operations. On a continuing basis, the Company reviews the carrying value of property and equipment for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  If events or changes in circumstances were to indicate that an asset’s carrying value is not recoverable, a write-down of the asset would be recorded through a charge to operations. See Note 2, Significant Accounting Policies - Recent Accounting Pronouncements – FIN 47, “Accounting for Conditional Asset Retirement Obligations,” for a discussion of asset retirement obligations.

Depreciation and amortization on property and equipment is determined on a straight-line basis. The estimated useful lives for depreciation are as follows:

Land improvements	10-15 years
Building	20 years
Equipment	3-20 years
Furniture and fixtures	5-10 years
Leasehold improvements	Lease term

For the years ended December 31, 2005, 2004 and 2003, the depreciation and amortization expense for property and equipment was $15.0 million, $14.5 million, and $13.1 million, respectively. In connection with the relocation and consolidation of studio facilities in a market, as of December 31, 2005, the Company has construction commitments outstanding that total $5.0 million.

Revenue Recognition – Revenue from the sale of commercial broadcast time to advertisers is recognized when the commercials are broadcast. Revenues presented in the financial statements are reflected on a net basis, after the deduction of advertising agency fees by the advertising agencies, usually at a rate of 15% of gross revenues. Promotional fees are recognized as services are rendered. All revenue is recognized in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” and SAB No. 104, “Revenue Recognition.” The SEC adopted SAB No. 104, on December 17, 2003, in order to codify its guidance in applying generally accepted accounting principles to revenue recognition.

Comprehensive Income – The Company’s comprehensive income consists of net income and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. For the year ended December 31, 2005, $2.8 million was reclassified as a realized gain on investments in the consolidated statement of operations that resulted in an unrealized loss on investments in other comprehensive income. For each of the years ended December 31, 2004 and 2003, $0.2 million was reclassified as a realized loss on investments in the consolidated statement of operations that resulted in an unrealized gain on investments in other comprehensive income. As of December 31, 2005 and 2004, the Company’s other comprehensive income consisted principally of unrecognized gains and losses from investments.

Concentration Of Risk – In 2005, 5 of the Company’s 20 market clusters (Seattle, Boston, Sacramento, Portland and Kansas City) generated in excess of 50% of the Company’s net revenues.

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

Long-Lived Assets – The Company evaluates the recoverability of its long-lived assets, which include property and equipment, broadcasting licenses, goodwill, deferred charges, and other assets, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” (see Note 3). The determination and measurement of an impairment loss under these accounting standards require the use of significant judgments and estimates. Future events may impact these judgments and estimates.

Debt Issuance Costs – The costs related to the issuance of debt are capitalized and accounted for as interest expense over the lives of the related debt. For the years ended December 31, 2005, 2004 and 2003, the Company recognized interest expense related to amortization of debt issuance costs, excluding the expense for the early extinguishment of debt, of $1.3 million, $1.1 million, and $1.1 million, respectively, which amounts were included in interest expense in the accompanying consolidated statements of operations.

Extinguishment Of Debt – The Company accounts for the extinguishment of debt under the provisions of SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. For the year ended December 31, 2004, the Company recorded a loss on extinguishment of debt of $1.4 million to the statement of operations as the Company entered into a new senior credit facility that replaced the Company’s existing credit facility (see Note 8). For the year ended December 31, 2003, the Company recorded a loss on extinguishment of debt of $3.8 million to the statement of operations as the Company redeemed the remaining Convertible Preferred Securities, Term Income Deferrable Equity Securities (see Note 10). Under the provisions of SFAS No. 145, the Company did not record either of these losses as an extraordinary expense.

Corporate General And Administrative Expense – Corporate general and administrative expense consists of corporate overhead costs and non-cash compensation expense. Included in corporate general and administrative expenses are those costs not specifically allocable to any of the Company’s individual business properties.

Time Brokerage Agreement (“TBA”) (Income) Fees – TBA fees consist of fees paid or received by a company under agreements which permit an acquirer to program and market stations prior to acquisition. The Company sometimes enters into such agreements prior to the consummation of station acquisitions and dispositions. For those radio stations operated by the Company prior to acquisition, for the years ended December 31, 2004 and 2003, the Company recorded: (1) TBA fees of $0.8 million and $1.6 million, respectively; (2) net revenues of $2.5 million and $4.9 million, respectively; and (3) station operating expenses of $1.9 million and $2.9 million, respectively. For those radio stations operated by a buyer prior to disposition by the Company, a minimal amount of time brokerage agreement income was recorded for the year ended December 31, 2005. Under certain circumstances, the Company may be subject to the provisions of FIN 46R, which is described further under Note 2, Principles of Consolidation.

Barter Transactions – The Company provides advertising broadcast time in exchange for certain products, supplies and services. The terms of the exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time on regular terms. The Company includes the value of such exchanges in both broadcasting net revenues and station operating expenses. Barter valuation is based upon management’s estimate of the fair value of the products, supplies and services received. For the years ended December 31, 2005, 2004 and 2003, amounts reflected under barter transactions were: (1) barter revenues of $4.5 million, $4.8 million, and $3.9 million, respectively; and (2) barter expenses of $4.4 million, $4.5 million, and $4.0 million, respectively.

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

SFAS No. 141 also changed the criteria to recognize intangible assets apart from goodwill. Other than goodwill, the Company uses a direct value method to determine the fair value of all intangible assets required to be recognized under SFAS No. 141 and to be tested for impairment under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  See Note 2 below, Significant Accounting Policies - Recent Accounting Pronouncements – EITF Topic D-108, for further discussion.

Operating Leases – The Company accounts for operating leases under several different provisions, which are as follows:

The provisions of SFAS No. 13,  “Accounting for Leases,” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” require the Company to: (1) recognize escalated rents, including any rent holidays, on a straight-line basis over the term of the lease for those lease agreements from which the Company receives the right to control the use of the entire leased property at the beginning of the lease term; and (2) recognize amortization expense over the shorter of the economic lives of the leasehold assets or the lease term, excluding any lease renewals unless the lease renewals are reasonably assured.

For those leasehold improvements acquired in a business combination or acquired subsequent to lease inception, the amortization period is based on the lesser of the useful life of the leasehold improvements or the period of the lease including all renewal periods that are reasonably assured of exercise at the time of the acquisition. For further discussion, see Note 2 below, Significant Accounting Policies - Recent Accounting Pronouncements – EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.”

Under the provisions of FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” the Company records landlord incentive payments to the Company as deferred rent that is amortized as reductions to lease rent expense over the lease term.

Under the provisions of FASB Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” which is effective January 1, 2006, the Company will account for rental costs associated with ground or building operating leases that are incurred during a construction period, as rental expense and included in income from continuing operations. For further discussion, see Note 2 below, Significant Accounting Policies - Recent Accounting Pronouncements – FSP No. FAS 13-1.

Cash And Cash Equivalents – Cash and cash equivalents consist primarily of amounts held on deposit with financial institutions, including investments held in financial institutions in immediately available money market accounts and all highly liquid debt instruments of three months or less.

Trade Receivables And Related Allowance For Doubtful Accounts – Trade receivables are primarily comprised of unpaid advertising by advertisers on our radio stations, net of agency commissions, and an estimated provision for doubtful accounts. Advertisers are generally invoiced for the advertising after the advertisements are aired. Estimates of the allowance for doubtful accounts are recorded based on management’s judgment of the collectibility of the accounts receivable based on historical information, relative improvements or deteriorations in the age of the accounts receivable and changes in current economic conditions. The trade receivable balances and reserve for doubtful accounts, as of December 31, 2005 and 2004, are presented in the following table:

	December 31,	December 31,
	2005	2004
	(amounts in thousands)

Accounts receivable	$80,441	$80,938
Allowance for doubtful accounts	(3,514)	(2,597)

Accounts receivable, net of allowance for doubtful accounts	$76,927	$78,341

For a discussion of the effects of Hurricane Katrina on our reserve for doubtful accounts as of December 31, 2005, please refer to Note 18, Loss From A Natural Disaster.

The following table presents the changes in allowance for doubtful accounts for the years ended December 31, 2005, 2004 and 2003:

	(amounts in thousands)
		Additions
	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	From	End of
Allowance for Doubtful Accounts	Year	Expenses	Reserves	Year
December 31, 2005	2,597	4,153	(3,236)	3,514
December 31, 2004	2,403	3,317	(3,123)	2,597
December 31, 2003	2,205	3,612	(3,414)	2,403

Derivative Financial Instruments – The Company accounts for derivative financial instruments under the provisions of SFAS No. 133 “Accounting for Derivative and Hedging Activities,” that was amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 established accounting and reporting standards for (1) derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives; and (2) hedging activities (see Note 9).

FCC (“Federal Communications Commission”) Licenses And Renewal - Radio stations operate pursuant to renewable broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years. The FCC licenses for the

Company’s stations are held by the Company’s subsidiaries. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public, on a variety of grounds. The FCC is required to renew a broadcast station license if the FCC finds that the station has served the public interest, convenience and necessity; there have been no serious violations by the licensee of the Communications Act or the FCC’s rules and regulations; and there have been no other violations by the licensee of the Communications Act or the FCC’s rules and regulations that, taken together, constitute a pattern of abuse. Historically, FCC licenses have generally been renewed, although the Company cannot be assured that all of its licenses will be renewed. The non-renewal, or renewal with substantial conditions or modifications, of one or more of the Company’s FCC radio station licenses could have a material adverse effect on the Company’s financial position, results of operations or cash flows (see Note 12, Commitments and Contingencies).

Incentive Compensation Plans – The Company accounted for stock compensation under the intrinsic value method in accordance with the requirements of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, including FIN 44, “Accounting for Certain Transactions Involving Stock Compensation”.

On December 13, 2005, the Company accelerated the vesting of unvested “out-of-the-money” options with grant dates prior to January 1, 2005 and with exercise prices above $29.27 per share, that were held by employees, officers and directors. The primary purpose of accelerating the vesting was to avoid recognizing pretax stock-based compensation expense of $18.5 million in future periods under SFAS No. 123R for those “out-of-the-money” options with exercise prices that exceeded the December 13, 2005 market value of the underlying stock. The amount of $29.27 was the December 13, 2005 closing price of the Company’s Class A common stock as traded on the New York Stock Exchange. The vesting of options to purchase approximately 2.1 million shares of the Company’s Class A common stock with exercise prices that ranged from $31.67 per share to $57.15 per share, with a weighted average exercise price of $42.56 per share, were accelerated, including options to purchase 645,831 shares held by the Company’s executive officers and options to purchase 38,750 shares held by the Company’s non-employee directors. All other terms of the awards, however, remain unchanged. The acceleration of vesting on unvested options did not impact the computation of earnings per share for the year ended December 31, 2005. The acceleration may impact, however, the employee exercise patterns in future periods. Additional pretax expense of $18.5 million associated with the acceleration was included in the pro forma disclosure at December 31, 2005. For the pre-tax expense effect by year on future periods for unvested stock options outstanding as of December 31, 2005, see Note 16 in the accompanying notes to the financial statements.

Under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has presented in the table below the required disclosure of the pro forma effects on net income and net income per share had the fair value recognition provisions of SFAS No. 123 been adopted for the periods presented.

	Years Ended December 31,
	2005	2004	2003
	(amount in thousands, except per share data)

Net income - as reported	$78,361	$75,634	$71,780
Add: Compensation expense included in net income, net of taxes of $337, $254 and $175 in 2005, 2004 and 2003, respectively	536	403	291
Subtract: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes of $13,693, $8,749 and $9,123 in 2005, 2004 and 2003, respectively	21,625	13,818	15,206
Net income - pro forma	$57,272	$62,219	$56,865
Basic net income per share - as reported	$1.70	$1.51	$1.41
Basic net income per share - pro forma	$1.24	$1.24	$1.12
Diluted net income per share - as reported	$1.70	$1.50	$1.39
Diluted net income per share - pro forma	$1.24	$1.23	$1.10

See Note 16 for key assumptions used to calculate the pro forma amounts reflected in the above table.

Effective January 1, 2006, the Company adopted SFAS No. 123R (see Note 2, Significant Accounting Policies - Recent Accounting Pronouncements – SFAS No. 123R and FSP No. FAS 123R-3, for a discussion of the estimated impact on the Company’s financial position, results of operations and cash flows). The pro forma effects on net income and net income per share may not be indicative of the effects the pro forma disclosures could have on future net income and net income per share.

Investments – For those investments where the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method of accounting in accordance with APB Opinion No 18, “The Equity Method of Accounting for Investments in Common Stock.” For those investments where the Company does not have a significant influence, the Company accounts for its investments in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Under SFAS No. 115, the investment is classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and, depending upon the classification, is carried at fair value based upon quoted market prices or historical cost when quoted market prices are unavailable.

The Company also provides certain quantitative and qualitative disclosures in accordance with FASB EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” for securities accounted for under SFAS No. 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. Please see Note 5 for a further discussion of investments.

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

Recent Accounting Pronouncements –

FSP No. FAS 123R-3

On November 10, 2005, the FASB issued Staff Position (“FSP”) No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Award.” This election provides for alternative transition methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”). The purpose of the APIC pool is to determine the excess tax benefits related to share-based payment awards that will be available to absorb tax deficiencies recognized subsequent to the adoption of Statement No. 123R. The APIC pool will also have an impact on the computation of diluted net income per share. (See Note 17, Net Income (Loss) Per Common Share, for further discussion.) The Company computed its APIC pool as of December 31, 2005 without the use of this transition election. See Recent Accounting Pronouncements, SFAS No. 123R, for further discussion.

FSP No. FAS 13-1

On October 6, 2005, the FASB issued FSP No. FAS 13-1 that addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. Under FSP No. FAS 13-1, rental costs associated with ground or building operating leases, that are incurred during a construction period, shall be recognized as rental expense and included in income from continuing operations. The guidance in this FSP shall be applied effective January 1, 2006. The Company does not expect that the adoption of FSP No. FAS 13-1 will have a material effect on the Company’s financial position, results of operations or cash flows.

EITF Issue No. 05-6

At a June 2005 meeting, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” The amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception should be based on the lesser of the useful life of the leasehold improvements or the period of the lease including all renewal periods that are reasonably assured of exercise at the time of the acquisition. The consensus was to be applied prospectively to leasehold improvements acquired subsequent to the EITF ratification date of June 29, 2005. The adoption of EITF Issue No. 05-06 did not have a material effect on the Company’s financial position, results of operations or cash flows.

SFAS No. 154

On June 1, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, “Accounting Changes,” which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. In addition, another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB Opinion No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made by the Company beginning January 1, 2006. The Company does not expect that the adoption of SFAS No. 154 will have a material effect on our financial position, results of operations or cash flows.

FIN 47

On March 30, 2005, the FASB issued FIN 47,  “Accounting for Conditional Asset Retirement Obligations,” that clarifies when an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47, which also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation, was effective for the year ended December 31, 2005. The adoption by the Company of FIN 47 did not have a material effect on the Company’s financial position, results of operations or cash flows.

SAB No. 107

On March 29, 2005, the SEC issued SAB No. 107 to assist in the implementation challenges of SFAS No. 123R and to enhance the information provided to investors. SAB No. 107 creates a framework that is premised on two themes: (1) considerable judgment is required by the Company to successfully implement SFAS No. 123R; and (2) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Accordingly, situations in which there is only one acceptable fair value estimate are expected to be rare. (See Note 2 below, Recent Accounting Pronouncements - SFAS No. 123R.)

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

SFAS No. 123R, which will be adopted by the Company on January 1, 2006, will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The Company is unable to quantify the impact of the adoption of SFAS No. 123R at this time as the impact will be affected by many factors, including the future grants of share-based payments and the future exercises of grants previously issued (see Note 16). In addition, SFAS No. 123R requires that the benefits of tax deductions in excess of recognized compensation expense is reported as cash flows from financing activities. This requirement could increase cash flows from financing activities in periods after adoption. The Company cannot estimate these amounts as it depends on when employees exercise their outstanding stock options and the price of the Company’s stock at the time of exercise. If SFAS No. 123R had been adopted for the years ended December 31, 2005, 2004, and 2003, net income would have been negatively impacted by $21.1 million ($0.46 per basic and fully diluted share), $13.4 million ($0.27 per basic and fully diluted share) and $14.9 million ($0.29 per basic share and fully diluted share), respectively. See Note 2 above, Significant Accounting Policies – Incentive Compensation Plans, for a discussion of the Company’s current treatment of stock-based compensation.

The Company has elected to use the modified prospective application implementation method under the three alternatives: (1) modified prospective application without restatement of prior interim periods in the year of adoption; (2) modified prospective application with restatement of prior interim periods in the year of adoption; or (3) modified retrospective application. Therefore, prior period financial statements will not be restated but disclosure of the pro forma effect on net income will be included in the footnotes to the financial statements for periods prior to 2006 and the adoption of SFAS 123(R).

SFAS No. 153

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29.”  SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets, which requires that the accounting for the exchange be based on the recorded amount of the asset relinquished, and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” The provisions in SFAS No. 153 were effective on a prospective basis for nonmonetary asset exchanges occurring in the interim reporting period beginning July 1, 2005. SFAS No. 153 did not have a material effect on the Company’s financial position, results of operations or cash flows for the year ended December 31, 2005.

EITF Issue No. 03-13

In November 2004, the EITF reached a consensus on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.”  Under the consensus, the approach for assessing whether cash flows of the component have been eliminated from the ongoing operations of the entity focuses on whether the cash flows are direct or indirect cash flows. Cash flows of the component would not be eliminated if the continuing cash flows to the entity were considered direct cash flows. EITF Issue No. 03-13 is applied to a component of an enterprise that is either disposed of or classified as held for sale and is effective beginning January 1, 2005. The adoption of EITF Issue No. 03-13 did not have a material impact on our financial position, results of operations or cash flows.

EITF Topic D-108

At the September 2004 meeting of the EITF, the SEC staff announced guidance on the use of the residual method to value acquired intangible assets other than goodwill in a business combination (EITF Topic D-108). The SEC concluded that the residual method does not comply with the requirements of SFAS No. 141, “Business Combinations.”  Instead, a direct value method should be used to determine the fair value of all intangible assets required to be recognized under SFAS No. 141. Similarly, impairment testing of intangible assets should not rely on a residual method and, instead, should comply with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption of the guidance did not have a material effect on the Company’s financial position, results of operations or cash flows. See Note 3, Indefinite-Lived Intangibles, for further discussion.

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

Other than goodwill, the Company uses a direct value method to determine the fair value of all intangible assets required: (1) to be recognized under SFAS No. 141; and (2) to be tested for impairment under the provisions of SFAS No. 142. See Note 2, Recent Accounting Pronouncements - EITF Topic D-108, for further discussion.

Broadcasting Licenses

SFAS No. 142 requires the Company to test broadcasting licenses on an annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of broadcasting licenses below the amount reflected in the balance sheet. The annual test, which is performed by the Company in the first quarter of each year, requires that the Company (1) determine the reporting unit; and (2) compare the carrying amount of the broadcasting licenses reflected on the balance sheet in each reporting unit to the fair value of the reporting unit’s broadcasting licenses. For each of the years ended December 31, 2005, 2004 and 2003, the Company determined the reporting unit as a radio market and compared the carrying amount of the broadcasting licenses in each market to the fair value of the market’s broadcasting licenses.

The Company determined the fair value of the broadcasting licenses by relying primarily on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The fair value contained assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables would include but not be limited to: (1) the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values.

For the Year Ended December 31, 2005

The Company completed the non-amortizing intangible asset impairment test for broadcasting licenses and determined that the fair value of the broadcasting licenses was equal to or greater than the amount reflected in the balance sheet for each of the markets tested. Based upon the results of the asset impairment test, no impairment charge was recorded for the year ended December 31, 2005. If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company’s broadcasting licenses below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods. See Note 18 for a discussion of the impact of a natural disaster on the fair value of the FCC licenses in the Company’s New Orleans radio market. The amount of unamortized broadcasting licenses reflected in the balance sheet as of December 31, 2005 was $1.3 billion.

For the Years Ended December 31, 2004 and 2003

The Company completed the non-amortizing intangible asset impairment test for broadcasting licenses and determined that the fair value of the broadcasting licenses was equal to or greater than the amount reflected in the balance sheets for each of the markets tested. Based upon the results of the asset impairment test, no impairment charges were recorded for the years ended December 31, 2004 and 2003.

The following table presents, in thousands, the changes in broadcasting licenses for each of the years ended December 31, 2005 and 2004:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(amounts in thousands)

Balance at December 31, 2003	$1,297,477	$95,193	$1,202,284
Acquisitions during 2004	87,548	—	87,548
Dispositions during 2004	(260)	—	(260)
Broadcasting licenses included in deconsolidated subsidiaries	(593)	(61)	(532)
Balance at December 31, 2004	1,384,172	95,132	1,289,040
Broadcasting licenses included in formerly deconsolidated subsidiaries	593	61	532
Acquisitions during 2005	36,910	—	36,910
Dispositions during 2005	(5,187)	(303)	(4,884)
Balance at December 31, 2005	$1,416,488	$94,890	$1,321,598

Goodwill

SFAS No. 142 requires the Company to test goodwill on an annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of goodwill below the amount reflected in the balance sheet.  The Company performs its annual impairment test during the second quarter of each year by (1) determining the reporting unit; and (2) comparing the fair value for each reporting unit with the amount reflected on the balance sheet. If the fair value for any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to the amount reflected in the balance sheet. For each of the years ended December 31, 2005, 2004 and 2003, the Company determined the reporting unit as a radio market and compared the fair value of each market to the amount reflected in the balance sheet for each market.

To determine the fair value, the Company uses an income or market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.

For the Year Ended December 31, 2005

The Company performed its annual impairment test and determined that the carrying amount of goodwill reflected on the balance sheet for each of the Company’s markets did not exceed the fair value and, accordingly, no impairment charge was recorded for the year ended December 31, 2005.  If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods.  See Note 18 for a discussion of the impact of a natural disaster on the fair value of goodwill in the Company’s New Orleans radio market.  The amount of goodwill reflected in the balance sheet as of December 31, 2005 was $157.2 million.

The following table presents, in thousands, the changes in goodwill for each of the years ended 2005 and 2004:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(amounts in thousands)

Balance at December 31, 2003	$144,943	$624	$144,319
Acquisitions during 2004	6,663	—	6,663
Balance at December 31, 2004	151,606	624	150,982
Acquisitions during 2005	6,245	—	6,245
Balance at December 31, 2005	$157,851	$624	$157,227

For the Years Ended December 31, 2004 and 2003

The Company performed its annual impairment test and determined that the carrying amount of goodwill reflected on the balance sheet for each of the Company’s markets did not exceed the fair value and, accordingly, no impairment charge was recorded for the years ended December 31, 2004 and 2003.

(B) Definite-Lived Intangibles

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, and acquired advertising contracts that are amortized in accordance with SFAS No. 142 (see Note 6). These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the years ended December 31, 2005, 2004 and 2003, the Company reviewed the useful lives of these assets and did not record any impairment expense related to the carrying amount of the assets. The amount of the amortization expense for definite-lived intangible assets was $0.8 million, $0.7 million, and $0.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

As of December 31, 2005 and 2004, the Company reflected $0.5 million and $1.0 million, respectively, in unamortized definite-lived assets, which amounts are as follows and are included in deferred charges and other assets on the balance sheet.  For a listing of the assets comprising deferred charges and other assets, refer to Note 6.

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(amounts in thousands)

Advertiser lists and customer relationships	$533	$438	$95
Acquired advertising contracts	3,078	3,078	—
Deferred contracts and other agreements	763	316	447
Total	$4,374	$3,832	$542

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(amounts in thousands)

Advertiser lists and customer relationships	$533	$299	$234
Acquired advertising contracts	2,652	2,645	7
Deferred contracts and other agreements	763	49	714
Total	$3,948	$2,993	$955

The following table presents the Company’s estimate of amortization expense for definite-lived assets for each of the five succeeding years ended December 31:

Definite- Lived Assets
(amounts in thousands)
Years ending December 31,
2006	$235
2007	144
2008	84
2009	44
2010	13
Thereafter	22
Total	$542

4.             ACQUISITIONS, DIVESTITURES, OTHER EVENTS AND PRO FORMA SUMMARY

The Company consummated acquisitions of radio stations under the purchase method of accounting, and the purchase price, including transaction costs, was allocated to the assets based upon their respective fair values as determined as of the purchase date.

Acquisitions For The Year Ended December 31, 2005

Greenville, South Carolina

On October 7, 2005, the Company acquired the assets of WROQ-FM, WTPT-FM and WGVC-FM serving the Greenville, South Carolina, radio market for a purchase price of $45.0 million in cash, of which $4.5 million was paid as a deposit on March 21, 2005 and $2.3 million was paid as a deposit on August 17, 2005. Under the Communications Act (“Act”), the FCC imposes specific limits on the number of commercial radio stations an entity can own in a single market. In order to comply with the Act, the Company entered into an agreement to sell two of its FM radio stations, WOLI-FM and WOLT-FM (the formats of WOLI-FM and WOLT-FM were simulcasted).  The Company also agreed to sell WSPA-AM, even though this disposition was not required by the Act’s ownership limitations.

The source of the funds used to complete this transaction was as follows: (1) $31.5 million were paid from funds borrowed under the Company’s senior bank facility; (2) $4.5 million and $2.3 million were paid from the deposits of March 21, 2005 and August 17, 2005; and (3) $6.7 million were paid from the proceeds of the sale of WOLI-FM, WOLT-FM and WSPA-AM (see Note 4 below). The Company recorded $6.2 million of goodwill, which amount is fully deductible for income tax purposes. With the acquisition of WROQ-FM, WTPT-FM and WGVC-FM and the disposition of WOLI-FM, WOLT-FM and WSPA-AM, the Company can reach larger audience populations as the acquired stations have improved signal coverage areas as compared to the disposed stations. The Company expects that with the ability to reach larger listening audiences and the stations’ position in the market, the Company can compete more effectively by increasing the Company’s share of market revenues. Effective with the completed acquisition and disposition, the Company owns seven radio stations serving the Greenville, South Carolina, radio market.

The purchase price allocation for this acquisition, including transaction costs of $0.1 million, was allocated as follows:

Assets Description	Amount	Asset Lives
	(in thousands)

Leasehold Improvements	$4	less than 2 years
Building	22	less than 2 years
Equipment	1,178	3 to 10 years
Furniture and fixtures	15	5 years
Equipment sold upon purchase	323	n/a
Total tangible assets	1,542

Trademarks and trade names	13	5 years
Acquired advertising contracts	425	less than 1 year
Broadcasting licenses	36,910	non-amortizing
Goodwill	6,245	non-amortizing
Total intangible assets	43,593

Total assets	45,135
Short-term liability for asset retirements	(44)	less than 2 years

Total purchase price	$45,091

Dispositions For The Year Ended December 31, 2005

Greenville, South Carolina

On October 6, 2005, the Company completed the transaction to sell the radio station assets of WOLI-FM, WOLT-FM and WSPA-AM, serving the Greenville, South Carolina, radio market, for $6.7 million in cash. The Company recorded a gain on the sale of the assets of $1.0 million during the fourth quarter of 2005.  In connection with the acquisition of WROQ-FM, WTPT-FM and WGVC-FM serving the Greenville, South Carolina, radio market as described in Note 4 above, the Company was required under the Act to divest two of its FM radio stations serving the Greenville, South Carolina, radio market (the Company selected WOLI-FM and WOLT-FM, with simulcasted formats).

Longview, Washington

On March 31, 2005, the Company completed the transaction to sell the radio station assets of KBAM-AM, KEDO-AM, KLYK-FM and KRQT-FM, serving the Longview, Washington, radio market for $2.2 million in cash. The Company recorded a gain on the sale of the assets of less than $0.1 million during the first quarter of 2005. Under a TBA that commenced November 15, 2004, the Company received a time brokerage fee of less than $0.1 million for the year ended December 31, 2005. The Company sold all of its radio stations in this market as the market did not fit the Company’s strategic profile.

Seattle, Washington

On January 21, 2005, the Company completed the transaction to sell the radio station assets of KDDS-AM (the call letters were changed from KNWX-AM in December 2004), serving the Seattle, Washington, radio market for $6.0 million in cash.  The Company recorded a gain on sale of assets of $5.5 million during the first quarter of 2005.  Under a TBA that commenced on December 12, 2004, the Company received a time brokerage fee of less than $0.1 million for the year ended December 31, 2005. The Company believes that the elimination of this station did not alter the competitive position of the seven stations the Company continues to operate in this market.

Other Events

Boston, Massachusetts

On August 23, 2005, the Company entered into a multi-year agreement with the Boston Celtics, a National Basketball Association (“NBA”) basketball team, effective with the start of the 2005/2006 season, to broadcast and produce games, including related programming and promotional events, and to sell advertising time.

Seattle, Washington

On January 18, 2005, the Company restructured its agreement with the Seattle Seahawks, a National Football League (“NFL”) football team, effective with the start of the 2005 NFL season.  Under the restructured agreement, the Company continues to broadcast the games, but does not sell the advertising time or produce the games.

Portland, Oregon

On December 18, 2003, in connection with the Fisher acquisition (see Note 4 below), the Company acquired a transmitter site that was contaminated with low levels of pesticide residue in the soil and trace amounts of pesticide residue in the shallow ground water. In January 2005, the Company received confirmation of the state’s notice to Fisher that remediation was not required at this site. As a result of the state’s notice to Fisher, the Company authorized the release of $1.0 million in escrow that was recorded on the Company’s balance sheet as station deposits under deferred charges and other assets and reduced, by $1.0 million, accrued expenses recorded under current liabilities in the balance sheet for the remaining amount due to Fisher.

Acquisitions For The Year Ended December 31, 2004

Indianapolis, Indiana

On September 3, 2004, the Company acquired the assets of WTPI-FM, WXNT-AM and WZPL-FM, serving the Indianapolis, Indiana, radio market, for $73.5 million in cash, of which $5.0 million was paid to the seller as a deposit on April 22, 2004.  The Company did not own, prior to this purchase, any other radio stations in this market.  The source of the funds used to complete this transaction was as follows: (1) $68.5 million were paid from funds borrowed under the Company’s senior bank facility; and (2) $5.0 million were paid from the April 22, 2004 deposit. The Company recorded $6.3 million of goodwill, which amount is fully deductible for income tax purposes. The Company had commenced operation of these stations under a TBA on June 1, 2004. The net revenues, station operating expenses and TBA fees associated with operating these stations were included in the consolidated financial statements for the year ended December 31, 2004. The Company believes that the entry by the Company into this new market provided: (a) an opportunity to increase the market share of the Indianapolis radio stations; (b) an improvement in the Company’s geographical diversity; and (c) an improvement in the Company’s ability to compete more effectively on a national basis.

For this acquisition, the aggregate purchase price, including transaction costs of $0.1 million, was allocated as follows:

Assets Description	Amount	Asset Lives
	(in thousands)

Land and land improvements	$403	non-depreciating to 10 years
Building	29	20 years
Leasehold improvements	2	less than 1 year
Equipment	1,712	3 to 15 years
Furniture and equipment	189	5 years
Total tangible assets	2,335

Acquired income leases	227	1 to 4 years
Advertiser list and customer relationships	51	3 years
Acquired advertising contracts	284	less than 1 year
Broadcasting licenses	64,347	non-amortizing
Goodwill	6,304	non-amortizing
Total intangible assets	71,213

Total purchase price	$73,548

Providence, Rhode Island

On June 15, 2004, the Company acquired the assets of WWRX-FM (in April 2004, the call letters were changed to WEEI-FM), serving the Providence, Rhode Island, radio market, for a purchase price of $14.6 million in cash, of which $1.0 million was paid as a deposit on March 22, 2004. The source of the funds used to complete this transaction was as follows: (1) $13.6 million were paid from funds borrowed under the Company’s senior bank facility; and (2) $1.0 million were paid from the March 22, 2004 deposit. The Company recorded $0.2 million of goodwill, which amount is fully deductible for income tax purposes. On April 16, 2004, the Company commenced operations of this station under a TBA and began simulcasting most of the programming of one of the Company’s radio stations in Boston, WEEI-AM.  The net revenues, station operating expenses and TBA fees associated with operating this station under a TBA were included in the consolidated financial statements for the year ended December 31, 2004. The Company, which does not currently own or operate any other radio station in the Providence market, believes that the proximity of this market to the stations that the Company currently operates in the Boston radio market has allowed for certain synergies in programming, sales and administration.

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

Buffalo, New York

On May 5, 2004, the Company acquired, under a Federal Bankruptcy Court ordered sale, the assets of WNSA-FM (in May 2004, the call letters were changed to WLKK-FM), serving the Buffalo, New York, radio market. The purchase price was $10.5 million in cash, of which $0.9 million was paid as a deposit on March 5, 2004. The source of the funds used to complete this transaction was as follows: (1) $5.6 million were paid from cash on hand; (2) $4.0 million were paid from funds borrowed under the Company’s senior bank facility; and (3) $0.9 million were paid from the March 5, 2004 deposit. The Company recorded $0.1 million of goodwill, which amount is fully deductible for income tax purposes. The fair values assigned to the assets acquired did not include a value for advertiser lists, customer relationships or acquired advertising contracts as no advertising contracts were transferred, no employees were hired, and the Company changed the format of the station. With this acquisition, the Company owns seven radio stations serving the Buffalo, New York, radio market.

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

Other

Kansas City, Kansas

On December 21, 2004, the Company completed the purchase of a building in the amount of $3.1 million. The building was used for the purpose of consolidating the studio facilities in one of the Company’s radio markets. The Company’s capital expenditures in 2005 were $12.7 million, of which significant amounts, or approximately $4.7 million, were related to this site due to the purchase of new equipment and the associated building construction modifications necessary to accommodate the new studios. The Company expects that the 2006 capital expenditures will include at least $5.0 million related to the completion of the consolidation of the Company’s studio facilities in this market.

Acquisitions For The Year Ended December 31, 2003

Portland, Oregon

On December 18, 2003, the Company acquired from Fisher Communications, Inc. (“Fisher”) the assets of KWJJ-FM and KOTK-AM, serving the Portland, Oregon, radio market, for a purchase price of $44.0 million in cash of which $43.0 million were paid to Fisher and $1.0 million were placed in an escrow account for the reasons described below.  The source of the funds used to complete this transaction was primarily as follows: (1) $33.0 million were paid from cash on hand; (2) $5.1 million were paid from funds borrowed under the Company’s senior bank facility; (3) $4.7 million were paid from cash available from the sale of KKSN-AM and a parcel of land (see transactions described below); and (4) $1.0 million were applied against a $2.2 million May 29, 2003 deposit (the balance of the deposit was returned to the Company). The Company recorded $0.8 million of goodwill, which amount is fully deductible for income tax purposes. On June 1, 2003, the Company began operating these stations under a TBA. The net revenues, station operating expenses and TBA fees associated with operating these stations under a TBA were included in the consolidated financial statements for the year ended December 31, 2003. The Company believes that the addition of KWJJ-FM and KOTK-AM to the six stations the Company currently operates in this market, and the stations’ position in the market, have allowed the Company to compete more effectively by increasing the Company’s share of market revenues. With this acquisition and the sale of KKSN-AM, the Company owns eight radio stations serving the Portland, Oregon, radio market (see Note 4 below).

In connection with the Fisher acquisition, the Company acquired land at the KOTK-AM transmitter site that was contaminated with low levels of pesticide residue in the soil and trace amounts of residue in the shallow ground water. The Company engaged a consultant who performed tests on the property and determined that the estimated cost to remediate was $1.4 million on a discounted basis using certain assumptions and methods. Fisher agreed to the placement of $1.0 million of the purchase price in an escrow account and agreed to perform the remediation if required by the state. In January 2005, the Company received confirmation of the state’s notice to Fisher that remediation was not required at this site. As a result of the state’s notice to Fisher, the Company authorized the release of $1.0 million in escrow that was recorded on the Company’s balance sheet as station deposits under deferred charges and other assets and reduced, by $1.0 million, accrued expenses recorded under current liabilities in the balance sheet for the remaining amount due to Fisher.

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

Sacramento, California

On May 19, 2003, the Company acquired from Royce International Broadcasting Corporation (“Royce”) the assets of radio station KWOD-FM, Sacramento, California, for a purchase price of $21.2 million in cash (see Note 12). The Company recorded $4.4 million of goodwill, which amount is fully deductible for income tax purposes. The fair values assigned to the assets acquired did not include a value for advertiser lists and customer relationships or acquired advertising contracts as no advertising contracts were transferred and no salespeople were hired in connection with the court-ordered sale. The Company believes that the addition of KWOD-FM to the five stations the Company currently operates in this market, and its position in the market, have allowed the Company to compete more effectively by increasing the Company’s share of market revenues.

The aggregate purchase price, including transaction costs of $2.3 million (primarily legal expenses), was reclassified on the balance sheet, from station deposits and acquisition costs that were included in deferred charges and other assets, to the assets listed in the table below. The allocation of the purchase price and transaction costs is based upon information available at this time and, pending the outcome of the litigation, is subject to change.

Assets Description	Amount	Asset Lives
	(in thousands)
Equipment	$241	10 years
Total tangible assets	241

Broadcasting licenses	18,896	non-amortizing
Goodwill	4,354	non-amortizing
Total intangible assets	23,250

Total purchase price	$23,491

Denver, Colorado

On March 21, 2003, the Company acquired from Tribune Denver Radio, Inc. and Tribune Broadcasting Company (“Tribune”) the assets of KQMT-FM (formerly KKHK-FM) serving the Denver, Colorado, radio market for a purchase price of $55.0 million in cash.  The source of the funds used to complete this transaction was as follows: (1) $49.5 million were paid from cash on hand; and (2) $5.5 million of the purchase price were applied against an $18.0 million deposit made on January 2, 2002.  The Company recorded $9.2 million of goodwill, which amount is fully deductible for income tax purposes. On February 1, 2002, the Company had commenced operation of this station under a TBA. The net revenues, station operating expenses and TBA fees associated with operating this station under a TBA were included in the consolidated financial statements for the year ended December 31, 2003. The Company believes that the addition of KQMT-FM to the acquisition of previously acquired Denver radio stations, and its position in the market, have allowed the Company to compete more effectively by increasing the Company’s share of market revenues. With this acquisition, the Company completed the December 24, 2001 Option Agreement with Tribune to acquire the assets of KOSI-FM, KQMT-FM and KEZW-AM serving the Denver, Colorado, radio market for an aggregate purchase price of $180.0 million in cash. Including this acquisition, the Company owns four radio stations serving the Denver, Colorado, radio market.

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

Longview, Washington

On March 5, 2003, the Company completed a transaction with a seller to exchange certain assets primarily consisting of the broadcast licenses used in the operation of radio stations serving the Longview, Washington, radio market.  The seller provided KUKN-FM’s license to the Company in exchange for KLYK-FM’s license and $0.5 million in cash.  Each party to the transaction retained its own call letters, programming format and studio and office property and equipment.  The transaction was accounted for as a monetary transaction due to the significance of cash included in the exchange.  The assets received were recorded at fair value, and the Company recognized a loss of $0.2 million on the assets relinquished. The completion of this transaction facilitated the improvement by the Company in the signal strength and coverage area for a Company-owned FM radio station located in a nearby market. Please refer to Note 4 above for a further discussion of the sale of the Longview stations.

For this transaction, the aggregate purchase price, including transaction costs of $0.1 million, was allocated as follows:

Assets Description	Amount	Asset Lives
	(in thousands)
Equipment	$19	5 to 15 years
Total tangible assets	19

Broadcasting licenses	849	non-amortizing
Total intangible assets	849

Total purchase price	$868

Dispositions For The Year Ended December 31, 2003

Parcel Of Land

On December 4, 2003, the Company sold for $1.9 million in cash a parcel of land located at one of the Company’s transmitter sites. The land was not required in order to maintain the existing transmitter site facilities. The Company recognized a gain of $1.8 million in connection with this disposal.

Portland, Oregon

On November 17, 2003, the Company sold the assets of KKSN-AM, serving the Portland, Oregon, radio market, for $2.8 million in cash, resulting in a gain of $0.4 million. Based upon the radio multiple ownership rules adopted by the FCC on June 2, 2003, the Company determined that one of the Company’s stations selected by the Company, KKSN-AM serving the Portland, Oregon, radio market, had to be divested before the FCC would permit the Company to consummate the acquisition of KWJJ-FM and KOTK-AM (see Note 4 above).

Supplemental Pro Forma Information

The following supplemental pro forma information presents the consolidated results of operations as if any acquisitions which occurred during the period of January 1, 2004 through December 31, 2005 had all occurred as of January 1, 2004, after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions occurred as of January 1, 2004. For purposes of this presentation, the data does not reflect on a pro forma basis: (1) dispositions of radio stations; and (2) acquisitions and dispositions of certain contracts or joint sales agreements. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Years Ended December 31,
	2005	2004
	(amounts in thousands, except per share data)
	Pro Forma	Pro Forma

Net revenues	$438,217	$434,815
Net income	$78,410	$73,273
Net income per share - basic	$1.70	$1.46
Net income per share - diluted	$1.70	$1.45

5.             INVESTMENTS

The Company’s investment strategy is to seek long-term strategic investments to enhance its core business. The investments noted in the table below, are comprised primarily of equity securities where the Company does not have the ability to exercise significant influence over the operating and financial policies of the investee (see Note 2, Significant Accounting Policies – Investments). These investments are classified as available-for-sale and are carried at fair value based upon quoted market prices or historical cost when quoted market prices are unavailable. The net unrealized gain (net of tax provision), or loss (net of tax benefit) on these investments, is reported in the statements of comprehensive income and as a separate component of shareholders’ equity. Any net realized gains or losses are reported in the statements of operations. When the Company has determined that the value of the investment is other than temporarily impaired, the Company recognizes, through the statement of operations, a loss on investments.  Under certain circumstances, the Company could be limited in the amount of future investments under its existing senior debt (see Note 8).

The following table summarizes the activities of the Company’s investments for the years ended December 31, 2005, 2004 and 2003:

Investments
(amounts in thousands)

Balance as of December 31, 2002	$9,396
Additional investment	288
Fair value or cost adjustments	2,645
Balance as of December 31, 2003	12,329
Additional investment	122
Recovery of investment	(456)
Fair value or cost adjustments	296
Balance as of December 31, 2004	12,291
Additional investment	76
Recovery of investment	(14)
Divestiture of investment	(3,209)
Fair value or cost adjustments	(2,893)
Balance as of December 31, 2005	$6,251

For The Year Ended December 31, 2005

The Company recorded a realized gain of $2.8 million in the statements of operations under net gain on investments, of which $2.8 million was reflected as an unrealized loss in the statements of comprehensive income related to this realized gain. The Company recorded an unrealized $1.8 million loss (net of an income tax benefit of $1.1 million) in the statements of comprehensive income. For those investments carried at cost, the fair value was not estimated as no events or circumstances arose that would indicate a change in the fair value of the investment.

For The Year Ended December 31, 2004

The Company recorded a realized loss of $0.2 million in the statements of operations under net loss on investments, of which $0.2 million was reflected as an unrealized gain in the statements of comprehensive income related to this realized loss. The Company recorded an unrealized $0.3 million gain (net of an income tax provision of $0.2 million) in the statements of comprehensive income.

For The Year Ended December 31, 2003

The Company recorded a realized loss of $0.2 million in the statements of operations under net loss on investments, of which $0.2 million was included as an unrealized gain in the statements of comprehensive income related to this realized loss. The Company recorded an unrealized $1.8 million gain (net of an income tax provision of $1.0 million) in the statements of comprehensive income.

Unrealized Gains And Losses As Of December 31, 2005

The following chart reflects the aggregate related fair value of investments as of December 31, 2005 with unrealized gains and/or losses that were segregated by the time period over which the investments were in an unrealized gains and/or losses position, including those cost method investments not evaluated for impairment:

	December 31, 2005
	(amounts in thousands)

	Total	Aggregate Fair Value of Investments With Unrealized Gains and/or Losses
	Aggregate	Unrealized Losses		Unrealized Gains
	Fair Value of	Less Than	1 year	Less Than	1 year
	Investments	1 Year	or Greater	1 Year	or Greater
Investments carried at fair value:	$4,775	$—	$4,501	$(2,893)	$—
Investments at cost where fair value was not estimated	1,476	—	—	—	—
Investments reflected under the equity method:	—	—	—	—	—
	$6,251	$—	$4,501	$(2,893)	$—

6.             DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets, including definite-lived intangible assets, consist of the following:

	December 31,
	2005	2004	Period of Amortization
	(amounts in thousands)
Debt issuance costs less accumulated amortization of $3,500 in 2005 and $2,185 in 2004	$6,365	$7,680	Term of Debt
Advertiser lists and customer relationships less accumulated amortization of $438 in 2005 and $299 in 2004	95	234	3 years
Acquired advertising contracts less accumulated amortization of $3,078 in 2005 and $2,645 in 2004	—	7	Less than one year
Software costs less accumulated amortization of $4,662 in 2005 and $4,081 in 2004	631	1,004	3 years
Deferred contracts and other agreements less accumulated amortization of $316 in 2005 and $49 in 2004	459	714	Term of contracts
Leasehold premium less accumulated amortization of $686 in 2005 and $599 in 2004	622	708	Term of Lease
Note receivable - long term	79	—	Less than 9 years
Station deposits and acquisition costs	4,736	4,836	not applicable
	$12,987	$15,183

The amount of the amortization expense for deferred charges and other assets, including amortization expense of definite-lived intangible assets as discussed in Note 3 and deferred financing expense, were $3.0 million, $2.5 million and $1.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense includes the amortization of computer software costs with an amortization period of three years. The amortization of software costs was $0.6 million, $0.6 million and $1.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented.

The following table presents the Company’s estimate of amortization expense in thousands, for each of the five succeeding years ended December 31, for deferred charges and other assets:

Years ending December 31,
2006	$2,008
2007	1,757
2008	1,511
2009	1,035
2010	431
Thereafter	1,430
Total	$8,172

7.             INCOME TAXES

Expected Income Tax Rate

Income tax expense computed using the United States federal statutory rates is reconciled to the reported income tax provisions as follows:

	Years Ended December 31,
	2005	2004	2003
	(amounts in thousands)

Federal statutory income tax rate	35%	35%	35%

Computed tax expense at federal statutory rates on income before income taxes	$44,655	$43,233	$40,324
State income taxes, net of federal benefit	4,354	4,281	2,880
Nondeductible expenses and other	215	375	228
Income tax provision	$49,224	$47,889	$43,432

Effective Tax Rate

The Company’s effective tax rate for the years ended December 31, 2005, 2004 and 2003, including the effect of permanent differences between income subject to income tax for book and tax purposes, was 38.6%, 38.8% and 37.7%, respectively. The fluctuations in the effective annual rate for these years was due to: (1) changes in the level of income in any of our taxing jurisdictions; (2) changes in the statutes and rules applicable to taxable income in the jurisdictions in which we operate; (3) changes in the expected outcome of tax audits; (4) changes in the estimate of expenses that are not deductible for tax purposes; and (5) changes in the deferred tax valuation allowance. The Company’s effective tax rate is higher than the federal statutory rate as a result of the inclusion of state taxes in the income tax provision.  The Company estimates that its annual effective tax rate for 2006 will be similar to the effective tax rate in 2005, exclusive of the effects of the adoption on January 1, 2006 of SFAS No. 123R.

Income Tax Expense

Income tax expense is summarized as follows:

	Years Ended December 31,
	2005	2004	2003
	(amounts in thousands)
Current:
Federal	$11,049	$8,574	$715
State	789	612	170
Total current	11,838	9,186	885
Deferred:
Federal	33,812	35,003	38,179
State	3,574	3,700	4,368
Total deferred	37,386	38,703	42,547
Total income taxes	$49,224	$47,889	$43,432

Deferred Tax Assets And Deferred Tax Liabilities

The income tax accounting process, to determine the deferred tax assets and deferred tax liabilities, involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss.  The tax effects of significant temporary differences that comprise the net deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
	(amounts in thousands)
Current deferred tax assets:
Employee benefits	$1,585	$1,836
Provision for doubtful accounts	1,360	1,005
Other	57	40
Total net current deferred tax assets	3,002	2,881

Non-current deferred tax assets (liabilities):
Property and equipment and intangibles	(196,496)	(159,288)
Investments - impairments	1,995	3,093
Investments - unrealized gains	(622)	(1,742)
Option exercises and restricted stock	1,127	797
Derivative financial instruments	264	798
Lease rental obligations	931	839
Deferred compensation plan	424	196
Other	244	39
Total gross non-current deferred tax liabilities	(192,133)	(155,268)
Valuation allowance	(650)	(650)
Total net non-current deferred tax liabilities	(192,783)	(155,918)
Net non-current deferred tax liabilities	$(189,781)	$(153,037)

The adoption on January 1, 2006 of SFAS No. 123R will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The amount of deferred non-current tax assets is expected to increase substantially in 2006 due to the effect of the recognition of share-based payment timing differences for book and tax purposes (see Note 2, Significant Accounting Policies – Recent Accounting Pronouncements).

Deferred Tax Assets Valuation Allowance

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

As of December 31, 2005, the Company had net non-current deferred tax liabilities of $192.8 million, which included a $2.0 million non-current deferred tax asset from investments as a result of cumulative impairments for financial statement purposes of certain investments. The Company recorded a partial valuation allowance of $0.7 million, due to the five-year limitation for tax purposes of recognizing a loss on these investments for federal and state income taxes, as only investment gains can be used to offset these losses.  As of December 31, 2005 and 2004, the Company recorded a valuation allowance of $0.7 million.

The following table presents the changes in the deferred tax asset valuation allowance for the years ended December 31, 2005, 2004 and 2003:

	(amounts in thousands)
Deferred Tax Asset Valuation Allowance	Balance at Beginning Year	Additions Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Year
December 31, 2005	650	—	—	650
December 31, 2004	650	—	—	650
December 31, 2003	650	—	—	650

Based upon the years in which taxable temporary differences are anticipated to reverse, at December 31, 2005, management believes it is more likely than not that the Company will realize the benefits of the deductible differences. Accordingly, the Company believes that no additional valuation allowances are required for the current and deferred tax assets as of December 31, 2005.

Federal And State Income Tax Audits

The Company is subject to various federal and state income tax audits from time to time that could result in proposed assessments. The Company cannot predict with certainty how these audits will be resolved and whether the Company will be required to make additional tax payments, which may or may not include penalties and interest.  Management believes that the Company has provided sufficient tax provisions for tax periods within the statutory period of limitations not previously audited and that are potentially open for examination by the taxing authorities.  Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. There can be no assurance, however, that the ultimate outcome of audits will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

The Company, which was subject to audit by the Internal Revenue Service (“IRS”) for the tax years of 2001 through 2004, was under IRS examination in 2005 for the 2003 tax year. On May 6, 2005, the Company received a notice from the IRS that the examination for the 2003 tax year was completed with no proposed adjustment.  Based upon the results of the examination, the Company did not record income tax liabilities beyond the liabilities already recorded in the balance sheet during the second quarter 2005.

8.             LONG-TERM DEBT

Long-term debt was comprised of the following at December 31, 2005 and 2004:

	December 31,
	2005	2004
	(amounts in thousands)

Bank Revolver, due August 12, 2009 (A)	$427,000	$333,000
Senior Subordinated Notes, due March 1, 2014 (B)	150,000	150,000
Other	259	276
Total	577,259	483,276
Amounts due within one year	(19)	(17)
Total long-term debt	$577,240	$483,259

(A) Senior Debt

Bank Revolver

On August 12, 2004, the Company entered into a bank credit agreement (the “Bank Revolver”) with a syndicate of banks for a five-year senior secured revolving credit facility of $800.0 million. The Company used $271.0 million from the Bank Revolver to pay all of the outstanding debt under the Company’s former senior credit facility (the “Bank Facility”). The Company uses the Bank Revolver to: (1) provide for working capital; and (2) provide for general corporate purposes, including capital expenditures, and any or all of the following: repurchases of Class A Common Stock, dividends and acquisitions. The Bank Revolver is secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly owned subsidiaries (see Note 13, Guarantor Financial Information). The Bank Revolver requires the Company to comply with certain financial covenants and leverage ratios which are defined terms within the agreement, including: (1) Total Debt to Operating Cash Flow; (2) Operating Cash Flow to Interest Expense; and (3) Operating Cash Flow to Fixed Charges. Upon the occurrence of certain events, the Company’s borrowing costs can increase to a maximum of Eurodollar rate plus 1.375% or prime rate plus 0.875%. The interest payable on the Eurodollar rate is payable at the end of the selected duration. The Company also pays a commitment fee that varies depending on certain financial covenants and the amount of the unused commitment, to a maximum of 0.375% per annum, on the average unused balance of the Bank Revolver. As of December 31, 2005, the Company had $427.0 million outstanding, as well as a $0.4 million Letter of Credit, under the Bank Revolver. Subject to covenant compliance at the time of each borrowing, the amount available under the Bank Revolver as of December 31, 2005 was $372.6 million. Management believes that the Company was in compliance with all financial covenants and leverage ratios and all other terms of the Bank Revolver.

The weighted average interest rate under the senior debt at December 31, 2005 and 2004, before taking into account the subsequent year’s impact of the Company’s outstanding derivative interest rate instrument, was 5.1% and 3.2%, respectively.

Deferred Financing Expenses

In connection with the replacement of the Bank Facility with the Bank Revolver, the Company reviewed the unamortized deferred financing costs to determine the amount subject to extinguishment under the provisions of EITF No. 98-14, “Debtor’s Accounting for Changes in Line-of Credit or Revolving-Debt Arrangements.”  In accordance with this guidance, the Company: (1) recorded $1.4 million of the Bank Facility’s unamortized deferred financing costs as a loss on extinguishment of debt to the statement of operations for year ended December 31, 2004; (2) deferred $0.5 million of the Bank Facility’s unamortized deferred financing expenses that are amortized over the life of the Bank Revolver; and (3) recorded $4.2 million of deferred financing expenses related to the Bank Revolver that are amortized over the life of the Bank Revolver. Under the provisions of SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” the Company recorded the $1.4 million loss as extinguishment of debt under other expense in the consolidated statements of operations.

Former Credit Agreement Or Bank Facility

On August 12, 2004, the Company used the proceeds of $271.0 million from the Bank Revolver to prepay all of the outstanding debt under the Company’s Bank Facility. The Bank Facility, which was entered into on December 16, 1999 with a syndicate of banks, provided for senior secured credit of $650.0 million that consisted of: (1) a $325.0 million reducing revolving credit facility loan; and (2) a $325.0 million multi-draw term loan. The Bank Facility, which had a maturity date of September 30, 2007, reduced on a quarterly basis that began on September 30, 2002, in quarterly amounts that varied from $12.2 million to $16.3 million for each loan.

(B) Senior Subordinated Notes

On March 5, 2002, the Company issued $150.0 million of 7.625% Senior Subordinated Notes (“Notes”) due March 1, 2014 and received net proceeds of $145.7 million.  There were approximately $4.3 million in deferred offering costs recorded in connection with the sale, which are amortized to interest expense over the life of the Notes using the effective interest rate method.

Interest on the Notes, which are in denominations of $1,000 each, accrues at the rate of 7.625% per annum and is payable semi-annually in arrears on March 1 and September 1. The Company may redeem the Notes on and after March 1, 2007 at an initial redemption price of 103.813% of their principal amount plus accrued interest. The Notes are unsecured and rank junior to the Company’s senior indebtedness. In addition to the parent, Entercom Communications Corp., all of the Company’s other subsidiaries (excluding Entercom Communications Capital Trust, which was dissolved in June 2003, see Note 10) have fully and unconditionally guaranteed jointly and severally these Notes (“Subsidiary Guarantors”) (see Note 13, Guarantor Financial Information). Under certain covenants, the Subsidiary Guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Notes, and the Subsidiary Guarantors cannot incur additional indebtedness if the Leverage Ratio exceeds a specified level.

(C) Interest Rate Transactions

The Company enters into interest rate transactions with different banks to diversify its risk associated with interest rate fluctuations against the variable rate debt under the Bank Revolver as discussed in Note (A) above and to comply with certain covenants under the Bank Revolver. These transactions are accounted for in accordance with SFAS No. 133, as amended and interpreted (see Note 9). Under these transactions, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt.  As of December 31, 2005, the Company had an interest rate transaction outstanding that was entered into in February 1998 with a notional amount of $30.0 million and an initial term of 10 years, which effectively fixes the interest at a rate of 5.8% on borrowings equal to the total notional amount.

(D) Aggregate Principal Maturities

Aggregate principal maturities on the Company’s outstanding debt are as follows (amounts in thousands):

(amounts in thousands)
Years ending December 31:
2006	$19
2007	20
2008	22
2009	427,023
2010	25
Thereafter	150,150
Total	$577,259

(E) Outstanding Letters Of Credit

The Company is required to maintain a letter of credit, primarily in connection with insurance coverage as described in Note 12.  As of December 31, 2005, the amount of the outstanding letter of credit was $0.4 million.

9.             DERIVATIVE AND HEDGING ACTIVITIES

Periodically, the Company enters into derivative financial instruments, including interest rate exchange agreements (“Swaps”) and interest rate collar agreements (“Collars”) to manage its exposure to fluctuations in interest rates as required under the Company’s Bank Revolver (see Note 8). Under a Swap, the Company pays a fixed rate on the notional amount to a bank, and the bank pays to the Company a variable rate on the notional amount equal to a base LIBOR rate.  A rate collar agreement establishes two separate agreements: an upper limit or “cap” for the base LIBOR rate and a lower limit or “floor” for the base LIBOR rate.

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

SFAS No. 133 defines requirements for designation and documentation of hedging relationships, as well as on-going effectiveness assessments in order to use hedge accounting under this standard. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions.  This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company’s derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk-management policies. Management reviews the correlation and effectiveness of its derivatives on a periodic basis.

Non-Hedge Accounting Treatment

During the years ended and as of December 31, 2005, 2004 and 2003, the Company had a derivative outstanding with a notional amount of $30.0 million that did not qualify for hedge accounting treatment. For the years ended December 31, 2005, 2004 and 2003, the Company recorded to the statement of operations a $1.3 million gain, $1.2 million gain and $1.3 million gain, respectively, under net gain on derivative instruments.

Hedge Accounting Treatment

During the years ended December 31, 2005 and 2004, the Company had no derivatives that qualified for hedge accounting treatment.

During the year ended December 31, 2003, the Company had derivatives outstanding with notional amounts of $35.0 million that expired during January 2003, which were designated as cash flow hedges that qualified for hedge accounting treatment. For the year ended December 31, 2003, the Company recorded the ineffective amount of the hedge to the statement of operations as a $0.3 million loss under net gain on derivative instruments. For those derivatives that qualified for hedge accounting treatment, as of December 31, 2003, the Company had reclassified to the statement of operations all fair value adjustments previously recorded to the statement of other comprehensive income.

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

Accounting Treatment Of Conversion And Redemption

The Company recorded the following: (1) for those TIDES holders who redeemed for cash: (a) a loss on extinguishment of debt of $3.8 million to the statement of operations, which included the extinguishment of deferred financing costs of $1.8 million and a redemption premium of $2.0 million; and (b) interest expense of $0.1 million for the period April 1, 2003 through April 6, 2003 to the statement of operations; and (2) for those TIDES holders who converted to shares of the Company’s Class A common stock: (a) an increase in shareholders’ equity of $60.9 million, offset by extinguishment of deferred financing costs of $1.7 million; and (b) a decrease in deferred charges and other assets of $3.5 million to write off the deferred financing costs.  Under the provisions of SFAS No. 145, which was effective for the Company on January 1, 2003, the Company did not record this loss as an extraordinary expense.

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

(b) Bank Revolver: The amounts outstanding under the Bank Revolver bear interest at current market rates and the carrying amounts approximate fair market value as of December 31, 2005 and 2004.

(c) Interest rate swap: The fair value for the interest rate swap contract was estimated by obtaining quotations from brokers. The fair value is an estimate of the amount that the Company would pay at the reporting date if the contracts were transferred to another party or cancelled by either party. As of December 31, 2005 and 2004, the fair values of these contracts were liabilities of $0.7 million and $2.1 million, respectively.

(d) Investments: Management believes that the carrying amount of the investments approximates fair value (see Note 5, Investments, for further discussion).

(e) 7.625% Senior Subordinated Notes: The fair values of the Company’s 7.625% Senior Subordinated Notes, as of December 31, 2005 and 2004, were $151.5 million and $161.3 million, respectively, which were based on available market prices. As of December 31, 2005 and 2004, the carrying values of the Notes were $150.0 million.

(f) Outstanding Letters of Credit: The Company had a letter of credit outstanding in the amount of $0.4 million as of December 31, 2005 and 2004.  The Company does not believe it is practicable to estimate the fair value of these financial instruments and does not expect any material losses from the resolution since performance is not likely to be required.

12.          COMMITMENTS AND CONTINGENCIES

The Company is committed to invest $1.0 million in an investment partnership fund focused on minority-owned businesses of which $0.2 million remain unfunded as of December 31, 2005.

Rental expense is incurred principally for office and broadcasting facilities. Rental expense during the years ended December 31, 2005, 2004 and 2003 was approximately $9.3 million, $9.3 million and $9.0 million, respectively.

The Company also has various commitments under the following types of contracts: (1) operating leases; (2) sports programming; (3) on-air talent; (4) music royalty fees; and (5) other operating contracts with aggregate minimum annual commitments as of December 31, 2005 as follows:

	Operating Leases	Sports Programming	On-Air Talent	Music Royalty Fees	Other Contracts	Total
	(amounts in thousands)

Years ending December 31:
2006	$8,575	$9,500	$24,329	$12,304	$9,937	$64,645
2007	8,052	2,100	14,270	6,312	3,506	34,240
2008	8,228	—	5,902	6,565	632	21,327
2009	7,041	—	690	6,827	254	14,812
2010	6,517	—	415	—	—	6,932
2011 through 2023	17,883	—	364	—	—	18,247
	$56,296	$11,600	$45,970	$32,008	$14,329	$160,203

Contingencies

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

In recent years, the FCC has engaged in more vigorous enforcement, against the broadcasting industry as a whole, of FCC rules concerning the broadcast of obscene, indecent or profane material. In addition, legislation has been proposed that would enhance the FCC’s enforcement authority in this area by authorizing the imposition of substantially higher monetary forfeiture penalties and increasing the exposure for license revocation and renewal proceedings for the broadcast of indecent programming.  In the event that this or similar legislation is ultimately enacted into law, the Company could face increased costs in the form of fines and a greater risk that the Company could lose any one or more of the Company’s broadcasting licenses. The FCC has issued Notices of Apparent Liability or Forfeiture Orders with respect to several of the Company’s stations proposing fines for certain programming which the FCC deemed to have been “indecent.” These cases have been or are being appealed.  The FCC has also commenced several other investigations based on allegations received from the public that some of the Company’s stations have broadcast indecent programming.  The Company has cooperated in these investigations.  The Company estimates that the imposition of  the proposed fines would not materially impact the Company’s financial position, results of operations or cash flows.

The Company has filed, on a timely basis, renewal applications for those radio stations where the radio broadcasting license is subject to renewal with the Federal Communications Commission. Certain licenses were not renewed prior to the renewal date, which is not unusual. The Company continues to operate these radio stations under their existing licenses until the licenses are renewed.

The Company is subject to various outstanding claims that arose in the ordinary course of business and to other legal proceedings. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

On May 19, 2003, the Company acquired the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation (“Royce”) for a purchase price of $21.2 million in cash (see Note 4). This acquisition was accomplished following extensive litigation. Although the Company successfully secured the assets of KWOD-FM through court-ordered specific performance of the agreement, Royce has continued to appeal its case through the California judicial system.  While the order granting specific performance and ordering the transfer of the station is final, the court’s determination that the Company was entitled to $3.8 million in damages as an offset against the original $25.0 million purchase price is subject to final adjustment and is subject to appeal. The Company cannot determine the amount of time required for the appeal process to be completed. The Company estimates that the impact of an unfavorable outcome will not materially impact the Company’s financial position, results of operations or cash flows.

Pending Acquisition

On February 10, 2006, the Company entered into an asset purchase agreement to acquire WBEC-FM located in Pittsfield, Massachusetts, in the amount of $5.8 million in cash.  Subject to FCC approval, the Company expects to complete this transaction during the second quarter of 2006.

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

The Company enters into indemnification agreements in the ordinary course of business. Under these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2005.

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

In connection with many of the Company’s acquisitions, the Company enters into time brokerage agreements or local marketing agreements for specified periods of time, usually six months or less, whereby the Company indemnifies the owner and operator of the radio station, their employees, agents and contractors from liability, claims, and damages arising from the activities of operating the radio station under such agreements. Although, as of December 31, 2005, the Company was not operating any radio stations under any time brokerage agreements, the maximum potential amount of any future payments the Company could be required to make for any such previous indemnification obligations is indeterminable at this time. The Company has not, however, previously incurred any significant costs to defend lawsuits or settle claims relating to any such indemnification obligation.

13.          GUARANTOR FINANCIAL INFORMATION

Entercom Radio, LLC (“Radio”), which is a wholly-owned subsidiary of Entercom Communications Corp., holds the ownership interest in various subsidiary companies that own the operating assets, including broadcasting licenses, permits and authorizations.  Radio is the borrower of: (1) the Company’s senior debt under the Bank Revolver (and was the borrower of the Company’s senior debt under the Bank Facility), described in Note 8 (A); and (2) the Company’s 7.625% Senior Subordinated Notes, described in Note 8 (B).  Entercom Communications Corp. and each of its direct and indirect subsidiaries (other than Radio) is a guarantor of such debt.

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

The following tables set forth consolidating financial information for:

•                  Entercom Communications Corp. and Radio:

•                  the balance sheets as of December 31, 2005 and 2004;

•                  the statements of operations for the years ended December 31, 2005 and 2004; and

•                  the statements of cash flows for the years ended December 31,  2005 and 2004.

•                  Entercom Communications Corp., Trust and Radio:

•                  the statements of operations for the year ended December 31, 2003; and

•                  the statements of cash flows for the year ended December 31, 2003.

Condensed Balance Sheets as of December 31, 2005

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total

ASSETS:
Current assets	$1,634	$107,249	$—	$108,883
Net property and equipment	963	89,849	—	90,812
Radio broadcasting licenses - Net	—	1,321,598	—	1,321,598
Goodwill - Net	—	157,227	—	157,227
Other long-term assets - Net	1,308	17,930	—	19,238
Investment in subsidiaries	891,340	—	$(891,340)	—
Total assets	$895,245	$1,693,853	$(891,340)	$1,697,758

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities	$5,538	$29,419	$—	$34,957
Long-term liabilities	3,992	773,094	—	777,086
Total liabilities	9,530	802,513	—	812,043

Shareholders’ equity
Preferred stock	—	—	—	—
Class A, B and C common stock	428	—	—	428
Additional paid-in capital	738,384	—	—	738,384
Retained earnings	148,141	890,336	(890,336)	148,141
Unearned compensation for shares of unvested restricted stock	(2,242)	—	—	(2,242)
Accumulated other comprehensive income	1,004	1,004	(1,004)	1,004
Total shareholders’ equity	885,715	891,340	(891,340)	885,715
Total liabilities and shareholders’ equity	$895,245	$1,693,853	$(891,340)	$1,697,758

Condensed Balance Sheets as of December 31, 2004

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total

ASSETS:
Current assets	$2,095	$103,365	$—	$105,460
Net property and equipment	1,122	93,883	—	95,005
Radio broadcasting licenses - Net	—	1,289,040	—	1,289,040
Goodwill - Net	—	150,982	—	150,982
Other long-term assets - Net	569	26,905	—	27,474
Investment in subsidiaries	993,015	—	$(993,015)	—
Total assets	$996,801	$1,664,175	$(993,015)	$1,667,961

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities	$(1,940)	$27,723	$—	$25,783
Long-term liabilities	2,668	643,437	—	646,105
Total liabilities	728	671,160	—	671,888

Shareholders’ equity
Preferred stock	—	—	—	—
Class A, B and C common stock	486	—	—	486
Additional paid-in capital	925,883	—	—	925,883
Retained earnings	69,780	990,238	(990,238)	69,780
Unearned compensation for shares of unvested restricted stock	(2,853)	—	—	(2,853)
Accumulated other comprehensive income	2,777	2,777	(2,777)	2,777
Total shareholders’ equity	996,073	993,015	(993,015)	996,073
Total liabilities and shareholders’ equity	$996,801	$1,664,175	$(993,015)	$1,667,961

Statements of Operations for the Year Ended December 31, 2005

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$741	$432,520	$(741)	$432,520

OPERATING (INCOME) EXPENSES:
Station operating expenses	—	248,943	(741)	248,202
Expenses related to a disaster	—	1,697	—	1,697
Depreciation and amortization	628	16,043	—	16,671
Corporate general and administrative expenses	18,778	90	—	18,868
Net time brokerage agreement income	—	(13)	—	(13)
Net gain on sale of assets	(11)	(5,862)	—	(5,873)
Total operating expenses	19,395	260,898	(741)	279,552

OPERATING INCOME (LOSS)	(18,654)	171,622	—	152,968

OTHER (INCOME) EXPENSE:
Interest expense	—	29,925	—	29,925
Interest income	(23)	(373)	—	(396)
Net gain on derivative instruments	—	(1,327)	—	(1,327)
Net gain on investments	—	(2,819)	—	(2,819)
Income from equity investment in subsidiaries	(144,009)	—	144,009	—
Total (income) expense	(144,032)	25,406	144,009	25,383

INCOME BEFORE INCOME TAXES	125,378	146,216	(144,009)	127,585
INCOME TAXES	47,017	2,207	—	49,224

NET INCOME	$78,361	$144,009	$(144,009)	$78,361

Statements of Operations for the Year Ended December 31, 2004

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$709	$423,455	$(709)	$423,455

OPERATING EXPENSES:
Station operating expenses	—	245,383	(709)	244,674
Depreciation and amortization	490	15,382	—	15,872
Corporate general and administrative expenses	15,574	137	—	15,711
Net time brokerage agreement fees	—	781	—	781
Net loss on sale of assets	17	1,204	—	1,221
Total operating expenses	16,081	262,887	(709)	278,259

OPERATING INCOME (LOSS)	(15,372)	160,568	—	145,196

OTHER (INCOME) EXPENSE:
Interest expense	—	21,560	—	21,560
Interest income	(10)	(225)	—	(235)
Loss on extinguishment of debt	—	1,387	—	1,387
Net gain on derivative instruments	—	(1,215)	—	(1,215)
Loss on investments	—	176	—	176
Gain from equity investment in subsidiaries	(136,376)	—	136,376	—
Total (income) expense	(136,386)	21,683	136,376	21,673

INCOME BEFORE INCOME TAXES	121,014	138,885	(136,376)	123,523
INCOME TAXES	45,380	2,509	—	47,889

NET INCOME	$75,634	$136,376	$(136,376)	$75,634

Statements of Operations for the Year Ended December 31, 2003

(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$555	$2,020	$401,056	$(2,575)	$401,056

OPERATING (INCOME) EXPENSE:
Station operating expenses	—	—	232,739	(555)	232,184
Depreciation and amortization	897	—	13,790	—	14,687
Corporate general and administrative expenses	14,341	—	92	—	14,433
Net time brokerage agreement fees	—	—	1,636	—	1,636
Net (gain) loss on sale of assets	4	—	(2,122)	—	(2,118)
Total operating expenses	15,242	—	246,135	(555)	260,822

OPERATING INCOME (LOSS)	(14,687)	2,020	154,921	(2,020)	140,234

OTHER (INCOME) EXPENSE:
Interest expense	—	—	20,515	—	20,515
Financing cost of TIDES	2,020	2,020	—	(2,020)	2,020
Interest income	(2)	—	(503)	—	(505)
Loss on extinguishment of debt	3,795	—	—	—	3,795
Net gain on derivative instruments	—	—	(961)	—	(961)
Loss on investments	—	—	158	—	158
Gain from equity investment in subsidiaries	(135,348)	—	—	135,348	—
Total (income) expense	(129,535)	2,020	19,209	133,328	25,022

INCOME BEFORE INCOME TAXES	114,848	—	135,712	(135,348)	115,212
INCOME TAXES	43,068	—	364	—	43,432

NET INCOME	$71,780	$—	$135,348	$(135,348)	$71,780

Condensed Statements of Cash Flows for the Year Ended December 31, 2005

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total

OPERATING ACTIVITIES:
Net cash provided by operating activities	$86,237	$50,315	$—	$136,552

INVESTING ACTIVITIES:
Additions to property and equipment	(176)	(12,495)	—	(12,671)
Proceeds from sale of property, equipment and other assets	—	14,290	—	14,290
Purchases of radio station assets	—	(45,091)	—	(45,091)
Deferred charges and other assets	(76)	(135)	—	(211)
Purchase of investments	—	(76)	—	(76)
Proceeds from investments	—	6,041	—	6,041
Station acquisition deposits and costs	—	(900)	—	(900)
Net inter-company loans	101,675	(101,675)	—	—
Net cash provided by (used in) investing activities	101,423	(140,041)	—	(38,618)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	204,500	—	204,500
Payments on long-term debt	—	(110,518)	—	(110,518)
Proceeds from issuance of common stock related to incentive plans	509	—	—	509
Purchase of the Company’s Class A common stock	(188,363)	—	—	(188,363)
Proceeds from exercise of stock options	163	—	—	163
Net cash provided by (used in) financing activities	(187,691)	93,982	—	(93,709)

Net increase (decrease) in cash and cash equivalents	(31)	4,256	—	4,225
Cash and cash equivalents, beginning of year	288	11,556	—	11,844
Cash adjustment for deconsolidated entity	—	2	—	2
Cash and cash equivalents, end of year	$257	$15,814	$—	$16,071

Condensed Statements of Cash Flows for the Year Ended December 31, 2004

(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total

OPERATING ACTIVITIES:
Net cash provided by operating activities	$77,808	$53,674	$—	$131,482

INVESTING ACTIVITIES:
Additions to property and equipment	307	(9,931)	—	(9,624)
Proceeds from sale of property, equipment and other assets	—	1,144	—	1,144
Purchases of radio station assets	—	(98,803)	—	(98,803)
Deferred charges and other assets	(549)	(688)	—	(1,237)
Purchase of investments	—	(122)	—	(122)
Proceeds from investments	—	456	—	456
Station acquisition deposits and costs	—	275	—	275
Net inter-company loans	35,251	(35,251)	—	—
Net cash provided by (used in) investing activities	35,009	(142,920)	—	(107,911)

FINANCING ACTIVITIES:
Deferred financing expenses related to bank facility and senior subordinated debt	—	(4,220)	—	(4,220)
Proceeds from issuance of long-term debt	—	474,500	—	474,500
Payments on long-term debt	—	(385,267)	—	(385,267)
Proceeds from issuance of common stock related to incentive plans	576	—	—	576
Purchase of the Company’s Class A common stock	(115,923)	—	—	(115,923)
Proceeds from exercise of stock options	2,715	—	—	2,715
Net cash provided by (used in) financing activities	(112,632)	85,013	—	(27,619)

Net increase (decrease) in cash and cash equivalents	185	(4,233)	—	(4,048)
Cash and cash equivalents, beginning of year	103	15,791	—	15,894
Cash adjustment for deconsolidated entity	—	—	(2)	(2)
Cash and cash equivalents, end of year	$288	$11,558	$(2)	$11,844

Condensed Statements of Cash Flows for the Year Ended December 31, 2003

(amounts in thousands)

	Entercom Communications Corp.	Entercom Communications Capital Trust	Entercom Radio, LLC	Eliminations	Total

OPERATING ACTIVITIES:
Net cash provided by operating activities	$71,024	$—	$59,342	$—	$130,366

INVESTING ACTIVITIES:
Additions to property and equipment	(183)	—	(13,525)	—	(13,708)
Proceeds from sale of property, equipment and other assets	—	—	4,649	—	4,649
Purchases of radio station assets	—	—	(123,442)	—	(123,442)
Deferred charges and other assets	(97)	—	(189)	—	(286)
Purchase of investments	—	—	(288)	—	(288)
Station acquisition deposits and costs	—	—	27,997	—	27,997
Net inter-company loans	(11,383)	—	11,383	—	—
Net cash used in investing activities	(11,663)	—	(93,415)	—	(105,078)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—	98,500	—	98,500
Payments on long-term debt	—	—	(141,172)	—	(141,172)
Payments upon redemption of TIDES	(66,079)	—	—	—	(66,079)
Proceeds from issuance of common stock related to incentive plans	611	—	—	—	611
Proceeds from exercise of stock options	6,153	—	—	—	6,153
Net cash used in financing activities	(59,315)	—	(42,672)	—	(101,987)

Net increase (decrease) in cash and cash equivalents	46	—	(76,745)	—	(76,699)
Cash and cash equivalents, beginning of year	57	—	92,536	—	92,593
Cash and cash equivalents, end of year	$103	$—	$15,791	$—	$15,894

14.          SHAREHOLDERS’ EQUITY

Company Share Repurchase Programs

The Company’s Board of Directors has authorized in the past, and may authorize in the future, share repurchase programs over a defined period of time. Any repurchases under these programs may be made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or from time to time without prior notice.  All shares repurchased are immediately retired.

Under the repurchase programs identified below, for the years ended December 31, 2005 and 2004, 5.8 million shares and 3.0 million shares in the amounts of $188.4 million and $115.9 million at an average price of $32.51 and $38.54 were repurchased, respectively.

December 13, 2005 Program

On December 13, 2005, the Company’s Board of Directors authorized a one-year share repurchase program of up to $100.0 million. Under this program, as of December 31, 2005, 0.1 million shares were repurchased in the amount of $4.3 million at an average price of $29.98 per share.  Subsequent to December 31, 2005 and as of February 13, 2006, 1.2 million shares were repurchased in the amount of $36.5 million at an average price of $30.15 per share. As of February 13, 2006, $59.3 million remained authorized as available for repurchase.

March 17, 2005 Program

On March 17, 2005, the Company’s Board of Directors authorized a one-year share repurchase program of up to $100.0 million. Under this program, as of December 31, 2005, 3.2 million shares were repurchased in the amount of $100.0 million at an average price of $31.19 per share.

May 13, 2004 And November 1, 2004 Programs

On November 1, 2004 and May 13, 2004, the Company’s Board of Directors authorized one-year share repurchase programs of up to $100.0 million for each program. Under these programs, during 2005 and 2004, 5.5 million shares were repurchased in the amount of $200.0 million at an average price of $36.68 per share.

Sales or Conversion of Class B Common Stock

Shares of Class B common stock are transferable only to Joseph M. Field, David J. Field, certain of their family members or trusts for any of their benefit. Upon any other transfer, shares of Class B common stock automatically convert into shares of Class A common stock on a one-for-one basis.

During the years ended December 31, 2004 and 2003, Joseph M. Field contributed 160,000 and 80,000 shares of Class B common stock, respectively, to charitable and non-charitable entities. Upon the transfer of the stock, the shares were automatically converted to shares of Class A common stock.

15.          EMPLOYEE SAVINGS AND BENEFIT PLANS

401(k) Savings Plan

The Company sponsors a 401(k) savings plan for the purpose of providing retirement benefits for substantially all employees. Subject to certain eligibility requirements, the employees and the Company make contributions to the plan, with the Company matching a portion of the employee’s contribution. The Company matches 50% of an eligible employee’s contribution to the plan up to a maximum employer contribution of 3% of an employee’s compensation. The maximum eligible employee contribution that is subject to the employer match under the plan was $14,000, $13,000 and $12,000 for the plan years ended December 31, 2005, 2004 and 2003, respectively. An employee, who is 50 years or older, could have contributed up to $18,000, $16,000 and $14,000 for the 2005, 2004 and 2003 plan years, respectively, but was not eligible for the employer match in excess of $14,000, $13,000 and $12,000, respectively. The Company may at its discretion, reduce or suspend future matching contributions. The Company contributed approximately $2.0 million, $1.8 million and $1.8 million under the 401(k) plan for the years ended December 31, 2005, 2004 and 2003, respectively.

Deferred Compensation Plan – Management And Highly Compensated Employees

In December 2003, the Company’s Board of Directors approved an unfunded deferred compensation plan that provides a select group of the Company’s management and highly compensated employees with an opportunity to defer a portion of their compensation on a tax-favored basis. The obligations by the Company to pay these benefits under the plan represent unsecured general obligations that rank equally with the Company’s other unsecured and unsubordinated indebtedness. As of December 31, 2005 and 2004, $1.1 million and $0.5 million, respectively, were deferred under this plan and were included in other long-term liabilities in the consolidated balance sheets. For the years ended December 31, 2005, 2004 and 2003, the Company recorded amounts under $0.1 million in each year as unfunded compensation expense in Corporate General and Administrative Expense. As of December 31, 2005, the Company also recorded a deferred tax asset of $0.4 million in connection with this liability, as the tax benefit of the deferred tax asset is not realized for tax purposes until the liability is paid.

Deferred Compensation Plan – Board Of Directors

In December 2005, the Company’s Board of Directors approved a deferred compensation plan for the directors of the Company to be effective on January 1, 2006.  The deferred compensation plan permits directors, who are not officers or employees of the Company, to defer the receipt of all or part of their compensation for services as a director.  The obligations by the Company to pay these benefits under the plan represent unsecured general obligations that rank equally with the Company’s other unsecured and unsubordinated indebtedness.

16.          EQUITY INCENTIVE PLANS

Equity Compensation Plan

On June 24, 1998, the Company adopted an Equity Compensation Plan that was subsequently amended in 2003 and 2005 (the “Compensation Plan”). The Compensation Plan allows officers (including those also serving as directors) and other employees, non-employee directors and key advisors and consultants, selected by a Committee of the Board of Directors, to receive incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights in the common stock of the Company. The Compensation Plan also allows the grantee the option to defer the receipt of restricted stock for tax-planning purposes. The Compensation Plan is designed to reward employees for their long-term contributions to the Company and provides incentives for employees to remain with the Company. The number and frequency of grants are based on competitive practices, operating results of the Company, and government regulations.

Under the Compensation Plan, the Company has authorized: (1) 8.5 million shares; and (2) an additional amount not to exceed 1.5 million shares in each year beginning with 2006.

Stock Options And Restricted Stock Units Issued Under The Equity Compensation Plan

For the years ended December 31, 2005, 2004 and 2003, the Company issued 0.1 million, 1.9 million and 1.3 million options, respectively, of which all options were issued at market value at the date of grant. The options vest over a four-year period and expire ten years from the date of grant (see Note 2, Significant Accounting Policies – Incentive Compensation Plans, for a discussion of the acceleration of the vesting of options granted prior to January 1, 2005 that were out-of-the-money).

For the years ended December 31, 2005, 2004 and 2003, the Company issued 15,015 shares, 70,624 shares and 18,148 shares, respectively, of restricted stock units (net of forfeitures). The restricted stock units vest over periods that vary from one to four years.  The net fair value of the restricted stock units granted for the years ended December 31, 2005, 2004 and 2003 was $0.3 million, $2.8 million and $0.8 million, respectively.

A summary of the status of the Company’s stock options granted and changes during the years is presented below:

	December 31, 2005		December 31, 2004		December 31, 2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	6,395,274	$41.52	4,883,586	$41.82	3,871,568	$40.31
Granted	72,000	32.98	1,902,500	40.69	1,347,416	45.25
Exercised	(5,874)	27.75	(93,816)	28.95	(183,406)	33.55
Cancelled	(301,562)	43.41	(296,996)	44.97	(151,992)	44.00
Outstanding at end of year	6,159,838	$41.35	6,395,274	$41.52	4,883,586	$41.82

Options exercisable as of year end	6,096,838	$41.43	2,983,207	$40.03	2,153,475	$38.63
Weighted-average fair value of options granted during the year, net of cancellations		$41.40		$41.27		$45.12

The following table summarizes information about stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2005	Weighted Average Exercise Price
$18.00 - $ 32.69	773,109	4.5	$25.53	757,109	$25.43
$33.00 - $ 34.44	82,000	7.1	$33.89	35,500	$33.97
$35.05 - $ 35.05	1,005,000	8.9	$35.05	1,004,500	$35.05
$35.06 - $ 42.88	838,231	4.9	$40.67	838,231	$40.67
$43.15 - $ 44.63	63,375	5.2	$43.89	63,375	$43.89
$45.03 - $ 45.03	1,037,291	7.2	$45.03	1,037,291	$45.03
$45.36 - $ 47.82	607,400	4.3	$46.85	607,400	$46.85
$48.00 - $ 57.63	1,753,432	6.8	$48.42	1,753,432	$48.42
	6,159,838	6.4	$41.35	6,096,838	$41.43

Employee Stock Purchase Plan

On June 24, 1998, the Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan allows the participants to purchase shares of the Company’s Class A common stock at a purchase price equal to 85% of the market value of such shares on the purchase date.  Under the Purchase Plan, the purchase of stock is limited to the lesser of an amount not to exceed 10% of an employee’s annual gross earnings or an annual maximum limitation of $25,000 per employee. Pursuant to this plan, the Company does not record compensation expense on the difference between the market value and the purchase price, as this plan was designed to meet the requirements of Section 423(b) of the Internal Revenue Code. During the years ended December 31, 2005, 2004 and 2003, employees purchased 18,540 shares, 18,134 shares and 15,271 shares of Class A common stock, respectively. The number of shares of common stock reserved for issuance under the Purchase Plan, which is subject to other limitations under the Compensation Plan, was 1.9 million shares, leaving a balance of 1.7 million shares available for purchase as of December 31, 2005.

Under the provisions of SFAS No. 123R, the Company expects to reflect in the Company’s results of operations the 15% employee discount as a non-cash expense. For the years ended December 31, 2005, 2004 and 2003, the amount of the discount allowed under the Purchase Plan was $0.1 million in each year. (See Note 2, Significant Accounting Policies – Incentive Compensation Plans, for the pro forma effects on net income and net income per share had the fair value recognition provisions of SFAS No. 123 been adopted for the periods presented.).

Accounting Treatment For Stock-Based Compensation Plans

Prior to the adoption on January 1, 2006 of SFAS No. 123R, as revised, “Share-Based Payment,” (see Note 2, Significant Accounting Policies - Recent Accounting Pronouncements) the Company accounted for stock-based compensation plans under APB Opinion No. 25 for employees and under SFAS No. 123 for non-employees. To determine the pro forma impact, the Company used the Black-Scholes model to estimate the fair value of options granted.  This valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including the expected stock price volatility. The Company’s outstanding stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect this estimate.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2005	2004	2003
Expected life (years)	5	5	5
Expected volatility factor (%)	22	22 to 24	44
Risk-free interest rate (%)	4.0	3.0 to 3.5	2.8
Expected dividend yield (%)	—	—	—

The weighted average fair value of each option granted for the years ended December 31, 2005, 2004 and 2003 was $9.19, $11.06 and $18.82, respectively.

Assuming the Company determined compensation cost for the Compensation Plan based on the fair value as of the grant dates for awards in 2005, 2004 and 2003 consistent with the provisions of SFAS No. 123, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated in the table included in Note 2, Significant Accounting Policies – Incentive Compensation Plans.

Recognition of Non-Cash Compensation Expense

For fixed awards with cliff vesting or fixed awards that vest ratably over a period of time, the Company recognized non-cash compensation expense on a straight-line basis over each award’s vesting period. The Company recognized non-cash compensation expense for the following types of awards: (1) for the granting of restricted stock; (2) for options granted where the option price is less than the market value of shares on the grant date; (3) for options issued to non-employees; (4) for performance-based options; and (5) for options where the exercise period was extended for certain members of the Company’s Board of Directors who retired on May 2, 2002.

For the years ended December 31, 2005, 2004 and 2003, the Company recognized non-cash stock-based compensation expense, primarily for restricted stock, of $0.9 million, $0.7 million and $0.5 million, respectively.

The Company is unable to quantify the impact of the adoption of SFAS No. 123R at this time as the impact will be affected by the future grants and future exercises of share-based payments (see Note 2, Significant Accounting Policies – Recent Accounting Pronouncements, SFAS No. 123R). For share-based payment awards granted prior to, but not yet vested as of January 1, 2006 (based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123) and for awards of restricted stock, the Company expects to recognize in future periods ended December 31 the following amounts:

	Stock Options	Restricted Stock Units	Total
	(amounts in thousands)
Year ending December 31:
2006	$145	$910	$1,055
2007	145	786	931
2008	145	313	458
2009	46	117	163
2010	—	73	73
Thereafter	—	43	43
Total	$481	$2,242	$2,723

17.                               NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with SFAS No. 128, “Earnings Per Share,” which requires presentation of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed in the same manner as basic net income (loss) after assuming issuance of common stock for all potentially dilutive equivalent shares. Anti-dilutive instruments are not considered in this calculation.

Computation Of Diluted Net Income (Loss) Per Share In Future Periods

On January 1, 2006, the Company will adopt SFAS No. 123R, “Share-Based Payment,” which will have an effect on the computation of diluted net income (loss) per share in future periods (see Note 2, Significant Accounting Policies - Recent Accounting Pronouncements, SFAS No. 123R). When computing net income (loss) per share after the adoption of SFAS No. 123R, under the treasury stock method, the denominator will be impacted by: (1) the amount of unrecognized compensation expense that has been measured but not yet recognized; and (2) the potential windfall tax benefits that reflect the current market price of the Company’s stock and the total unrecognized compensation expense (see Note 2, Significant Accounting Policies – Recent Accounting Pronouncements, for further discussion of FSP No. FAS 123R-3). The Company expects that the number of dilutive shares included in the denominator under SFAS No. 123R will be less than the number of shares that had been included under APB Opinion No. 25 as the amount of unrecognized compensation expense under FAS No. 123R is expected to be higher than under APB Opinion No. 25.

Computations For The Year Ended December 31, 2005

The effect of stock options and restricted stock units, using the treasury stock method, was dilutive in the calculation of net income per share. The computations are reflected as follows:

	Year Ended December 31, 2005
	(amounts in thousands, except share and per share data)
	Income	Shares	EPS
Basic net income per share:
Net income	$78,361	46,045,438	$1.70
Impact of options and restricted stock units		176,014
Diluted net income per share:
Net income	$78,361	46,221,452	$1.70

Options to purchase 5.5 million shares of common stock at a range of $32.30 to $57.63 were outstanding during 2005, but were excluded from the computation of net income per share as the options’ exercise price was greater than the average market price of the common stock during 2005.

A minimal number of unvested restricted stock units were excluded from the computation of diluted net income per share, as they were anti-dilutive under the treasury stock method.

Computations For The Year Ended December 31, 2004

The effect of stock options and restricted stock units, using the treasury stock method, was dilutive in the calculation of net income per share. The computations are reflected as follows:

	Year Ended December 31, 2004
	(amounts in thousands, except share and per share data)
	Income	Shares	EPS
Basic net income per share:
Net income	$75,634	50,215,142	$1.51
Impact of options and restricted stock units		319,134
Diluted net income per share:
Net income	$75,634	50,534,276	$1.50

Options to purchase 4.0 million shares of common stock at a range of $40.20 to $57.63 were outstanding during 2004, but were excluded from the computation of net income per share as the options’ exercise price was greater than the average market price of the common stock during 2004.

Computations For The Year Ended December 31, 2003

The effect of stock options and restricted stock units, using the treasury stock method, was dilutive in the calculation of net income per share. The computations are reflected as follows:

	Year Ended December 31, 2003
	(amounts in thousands, except share and per share data)
	Income	Shares	EPS
Basic net income per share:
Net income	$71,780	50,961,831	$1.41
Impact of options and restricted stock units		645,904
Diluted net income per share:
Net income	$71,780	51,607,735	$1.39

Options to purchase 1.2 million shares of common stock at a range of $47.67 to $57.63 were outstanding during 2003, but were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common stock during 2003.

18.          LOSS FROM A NATURAL DISASTER

Hurricane Katrina and its aftermath, including the flooding for a period of time of the majority of the city of New Orleans, the evacuation of its residents and the cessation of day-to-day commerce, have severely impacted the operations of the Company’s six radio stations in New Orleans, Louisiana. As a result, for the year ended December 31, 2005, the Company recorded as a separate line item, under operating expenses, $1.7 million of expenses related to a natural disaster, which was comprised of an increase to the Company’s accounts receivable reserve (see Note 2, Significant Accounting Policies - Trade Receivables and Related Allowance for Doubtful Accounts) and the abandonment of certain broadcasting facilities and equipment. The expense is an estimate based upon information available at this time and is subject to change.

Based upon an analysis of expected cash flows and examples of other natural disasters, including the subsequent rebuilding of the communities thereafter, the Company has determined it is more likely than not that the fair value of the Company’s FCC licenses, goodwill and other intangibles for the Company’s New Orleans market has not been reduced below the amount reflected in the balance sheets. Accordingly, no impairment charges were recorded for the year ended December 31, 2005. If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company’s broadcasting licenses below the amount reflected in the balance sheets, the Company may be required to recognize impairment charges in future periods (see Note 3, Intangible Assets and Goodwill).

19.          SUBSEQUENT EVENTS

On February 10, 2006, the Company entered into an asset purchase agreement to acquire WBEC-FM located in Pittsfield, Massachusetts, in the amount of $5.8 million in cash.  Subject to FCC approval, the Company expects to complete this transaction during the second quarter of 2006.

On February 20, 2006, the Company’s Board of Directors approved a quarterly cash dividend of $0.38 per share for its Class A and Class B common shares. The first quarterly dividend is payable on March 30, 2006 to its shareholders of record as of March 14, 2006.

20.          SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)

The following table presents unaudited operating results for each quarter within the two most recent years. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the following quarterly results when read in conjunction with the financial statements included elsewhere in this report. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

	Quarters ended
	(amounts in thousands, except per share data)
	December 31	September 30	June 30	March 31
2005
Net revenues	$103,723	$115,001	$119,489	$94,307
Operating income	$33,766	$41,472	$45,390	$32,340
Net income	$15,771	$22,078	$24,275	$16,237

Basic net income per share (1)	$0.35	$0.48	$0.53	$0.34
Weighted basic average common shares outstanding	44,900	45,825	45,855	47,638

Diluted net income per share (1)	$0.35	$0.48	$0.53	$0.34
Weighted diluted average common and common equivalent shares outstanding	45,041	46,001	46,136	47,917

2004
Net revenues	$110,233	$112,507	$113,677	$87,038
Operating income	$37,403	$40,318	$42,701	$24,774
Net income	$19,377	$20,261	$24,032	$11,964

Basic net income per share (1)	$0.40	$0.41	$0.47	$0.23
Weighted basic average common shares outstanding	48,820	49,523	51,051	51,489

Diluted net income per share (1)	$0.40	$0.41	$0.47	$0.23
Weighted diluted average common and common equivalent shares outstanding	49,020	49,767	51,413	52,082

(1)           Net income per share is computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly per share amounts may not equal the annual per share amounts reported.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bala Cynwyd, Pennsylvania, on February 24, 2006.

ENTERCOM COMMUNICATIONS CORP.

By:	/s/ DAVID J. FIELD
David J. Field, President, Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

Chief Executive Officer:

/s/ DAVID J. FIELD	President, Chief Executive Officer	February 24, 2006
David J. Field	and a Director (principal executive officer)

Chief Financial Officer:

/s/ STEPHEN F. FISHER	Executive Vice President and Chief Financial	February 24, 2006
Stephen F. Fisher	Officer (principal financial and accounting officer)

Directors:

/s/ JOSEPH M. FIELD	Chairman of the Board	February 24, 2006
Joseph M. Field

/s/ DAVID J. BERKMAN	Director	February 24, 2006
David J. Berkman

/s/ JOHN C. DONLEVIE	Executive Vice President, Secretary	February 24, 2006
John C. Donlevie	General Counsel and a Director

/s/ DANIEL E. GOLD	Director	February 24, 2006
Daniel E. Gold

/s/ EDWARD H. WEST	Director	February 24, 2006
Edward H. West

/s/ ROBERT S. WIESENTHAL	Director	February 24, 2006
Robert S. Wiesenthal

INDEX TO EXHIBITS

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2) (Originally filed as Exhibit 3.02)
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

10.01	Employment Agreement, dated December 30, 2002, between Entercom Communications Corp. and Joseph M. Field. (3)
10.02	Employment Agreement, dated December 30, 2002, between Entercom Communications Corp. and David J. Field. (3)
10.03	Employment Agreement, dated December 31, 2004, between Entercom Communications Corp. and Stephen F. Fisher. (4)
10.04	Employment Agreement, dated December 17, 1998, between Entercom Communications Corp. and John C. Donlevie. (5)
10.05

First Amended and Restated Credit Agreement dated as of August 12, 2004 among Entercom Radio, LLC as the Borrower, Entercom Communications Corp., as the Parent, KeyBank National Association as Administrative Agent and L/C Issuer, Bank of America, N.A. as Syndication Agent, Harris Nesbitt, JPMorgan Chase Bank and Suntrust Bank as Co-Documentation Agents and J.P. Morgan Securities Inc., as Joint Lead Arranger and Joint Book Manager. (6)

10.05	Form of Letter Agreement Regarding Acceleration of Vesting of Certain Stock Options. (7)
21.01	Information Regarding Subsidiaries of Entercom Communications Corp. (8)
23.01	Consent of PricewaterhouseCoopers LLP. (8)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (8)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (8)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (8) (9)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (8)(9)

(1)                                  Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999. (File No. 333-61381)

(2)                                  Incorporated by reference to an exhibit (as indicated above) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 13, 2002.

(3)                                  Incorporated by reference to an exhibit (Exhibit 10.01 & 10.02, respectively) of our Form 10-K for the year ended December 31, 2002, as filed on February 28, 2003.

(4)                                  Incorporated by reference to Exhibit 10.01 of our Current Report on Form 8-K, as filed on January 4, 2005.

(5)                                  Incorporated by reference to Exhibit 10.03 of our Amendment to Registration Statement on Form S-1, as filed on January 6, 1999. (File No. 333-61381)

(6)                                  Incorporated by reference to Exhibit 10.01 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed on November 3, 2004.

(7)                                  Incorporated by reference to Exhibit 10.01 of our Current Report on Form 8-K, as filed on December 19, 2005.

(8)                                  Filed herewith.

(9)                                  These exhibits are submitted as “accompanying” this Annual Report on Form 10-K and shall not be deemed to be “filed” as part of such Annual Report on Form 10-K.