Form 10-Q
period 2006-03-31
ENTERCOM COMMUNICATIONS CORP
filed 2006-05-09
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Class A common stock,  $.01 par value – 31,837,849 Shares Outstanding as of April 25, 2006

Class B common stock,  $.01 par value – 8,271,805 Shares Outstanding as of April 25, 2006

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

Key risks to our company are described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2006 and as may be supplemented by the risks described herein under Part II, Item 1A, of our quarterly report on Form 10-Q.

i

PART I

FINANCIAL INFORMATION

ITEM 1.     Financial Information

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2006 AND DECEMBER 31, 2005

(amounts in thousands)

(unaudited)

ASSETS

	MARCH 31,	DECEMBER 31,
	2006	2005
CURRENT ASSETS:
Cash and cash equivalents	$12,604	$16,071
Accounts receivable, net of allowance for doubtful accounts	69,198	76,927
Prepaid expenses and deposits	8,636	6,521
Prepaid and refundable income taxes	11,103	6,362
Deferred tax assets	3,014	3,002

Total current assets	104,555	108,883

INVESTMENTS	5,794	6,251

PROPERTY AND EQUIPMENT:
Land, land easements and land improvements	14,461	14,510
Buildings	14,453	14,462
Equipment	108,636	107,626
Furniture and fixtures	14,694	14,668
Leasehold improvements	15,098	15,098
	167,342	166,364
Accumulated depreciation	(85,280)	(81,604)
	82,062	84,760
Capital improvements in progress	8,676	6,052
Net property and equipment	90,738	90,812

RADIO BROADCASTING LICENSES - Net	1,321,598	1,321,598

GOODWILL - Net	157,227	157,227

DEFERRED CHARGES AND OTHER ASSETS - Net	11,918	12,987

TOTAL	$1,691,830	$1,697,758

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2006 AND DECEMBER 31, 2005

(amounts in thousands)

(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	MARCH 31,	DECEMBER 31,
	2006	2005
CURRENT LIABILITIES:
Accounts payable	$1,237	$1,326
Accrued expenses	13,968	19,240
Accrued liabilities:
Salaries	5,851	7,076
Interest	1,812	4,438
Advertiser obligations and other commitments	1,759	1,670
Other	1,543	1,188

Current portion of long-term debt	19	19
Total current liabilities	26,189	34,957

LONG-TERM LIABILITIES:
Senior debt	505,235	427,240
7.625% senior subordinated notes	150,000	150,000
Deferred tax liabilities	202,465	192,783
Other long-term liabilities	6,860	7,063
Total long-term liabilities	864,560	777,086
Total liabilities	890,749	812,043

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	402	428
Additional paid-in capital	659,478	738,384
Retained earnings	140,504	148,141
Unearned compensation for unvested shares of restricted stock	—	(2,242)
Accumulated other comprehensive income	697	1,004
Total shareholders’ equity	801,081	885,715

TOTAL	$1,691,830	$1,697,758

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005

NET REVENUES	$91,135	$94,307

OPERATING (INCOME) EXPENSE:
Station operating expenses, including non-cash compensation expense of $61 in 2006	59,566	58,508
Depreciation and amortization	3,923	4,036
Corporate general and administrative expenses, including non-cash compensation expense of $210 in 2006 and $229 in 2005	5,961	4,980
Time brokerage agreement income	—	(24)
Net gain on sale or disposal of assets	(125)	(5,533)
Total operating expense	69,325	61,967
OPERATING INCOME	21,810	32,340

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing costs of $329 in 2006 and 2005	9,684	6,618
Interest income	(135)	(56)
Dividend income on investments	(24)	—
Net gain on derivative instruments	(296)	(710)
Gain on investments	—	(41)
TOTAL OTHER EXPENSE	9,229	5,811

INCOME BEFORE INCOME TAXES	12,581	26,529
INCOME TAXES	4,826	10,292

NET INCOME	$7,755	$16,237

NET INCOME PER SHARE - BASIC AND DILUTED	$0.19	$0.34

DIVIDENDS PER SHARE	$0.38	$—

WEIGHTED AVERAGE SHARES:
Basic	41,343,973	47,638,048
Diluted	41,467,678	47,917,359

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005

NET INCOME	$7,755	$16,237

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX PROVISION (BENEFIT):

Unrealized gain (loss) on investments, net of a tax benefit of $194 in 2006 and a tax provision of $118 in 2005	(307)	187

COMPREHENSIVE INCOME	$7,448	$16,424

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2006 AND YEAR ENDED DECEMBER 31, 2005

(amounts in thousands, except share data)

(unaudited)

								Accumulated
	Common Stock				Additional	Retained		Other
	Class A		Class B		Paid-in	Earnings	Unearned	Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Compensation	Income	Total

Balance, December 31, 2004	40,364,085	$404	8,271,805	$82	$925,883	$69,780	$(2,853)	$2,777	$996,073
Net income	—	—	—	—	—	78,361	—	—	78,361
Compensation expense valuation adjustment for restricted stock issued in 2004	—	—	—	—	(204)	—	204	—	—
Compensation expense related to granting of restricted stock	15,015	—	—	—	466	—	407	—	873
Tax benefit adjustment related to the issuance of restricted stock	—	—	—	—	251	—	—	—	251
Issuance of Class A common stock related to an incentive plan	18,540	—	—	—	509	—	—	—	509
Exercise of stock options	5,874	—	—	—	175	—	—	—	175
Tax benefit adjustment related to option exercises	—	—	—	—	(391)	—	—	—	(391)
Class A common stock repurchase	(5,793,400)	(58)	—	—	(188,305)	—	—	—	(188,363)
Net unrealized loss on investments	—	—	—	—	—	—	—	(1,773)	(1,773)
Balance, December 31, 2005	34,610,114	346	8,271,805	82	738,384	148,141	(2,242)	1,004	885,715
Net income	—	—	—	—	—	7,755	—	—	7,755
Reclassification of unearned compensation	—	—	—	—	(2,242)	—	2,242	—	—
Compensation expense related to granting of stock options	—	—	—	—	28	—	—	—	28
Compensation expense related to granting of restricted stock	(112)	—	—	—	61	—	—	—	61
Issuance of Class A common stock related to an incentive plan	6,436	—	—	—	179	—	—	—	179
Exercise of stock options	9,111	—	—	—	258	—	—	—	258
Class A common stock repurchase	(2,629,700)	(26)	—	—	(77,190)	—	—	—	(77,216)
Payment of cash dividends	—	—	—	—	—	(15,392)	—	—	(15,392)
Net unrealized loss on investments	—	—	—	—	—	—	—	(307)	(307)
Balance, March 31, 2006	31,995,849	$320	8,271,805	$82	$659,478	$140,504	$—	$697	$801,081

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2006 and 2005

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005

OPERATING ACTIVITIES:
Net income	$7,755	$16,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes amortization of station operating expenses of $3 in 2006 and $2 in 2005)	3,923	4,038
Amortization of deferred financing costs	329	329
Deferred taxes	9,274	8,675
Tax benefit on exercise of options	11	3
Provision for bad debts	496	761
Gain on dispositions and exchanges of assets	(125)	(5,533)
Non-cash stock-based compensation expense	271	229
Gain on investments	—	(41)
Net gain on derivative instruments	(296)	(710)
Deferred rent	51	663
Unearned revenue - long-term	(9)	371
Deferred compensation	367	277
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
Accounts receivable	7,233	7,447
Prepaid expenses and deposits	(2,115)	(2,834)
Prepaid and refundable income taxes	(4,741)	(890)
Accounts payable and accrued liabilities	(8,645)	(3,561)
Net cash provided by operating activities	13,779	25,461

INVESTING ACTIVITIES:
Additions to property and equipment	(3,749)	(1,887)
Proceeds from sale of property, equipment, intangibles and other assets	216	7,802
Deferred charges and other assets	(68)	(65)
Purchases of investments	(44)	(5)
Proceeds from investments	—	81
Station acquisition deposits and costs	612	(3,506)
Net cash provided by (used in) investing activities	(3,033)	2,420

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	86,000	89,000
Payments of long-term debt	(8,005)	(28,005)
Proceeds from issuance of stock under the employee stock plan	153	155
Purchase of the Company’s Class A common stock	(77,216)	(89,072)
Proceeds from the exercise of stock options	247	37
Payment of cash dividends	(15,392)	—
Net cash used in financing activities	(14,213)	(27,885)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,467)	(4)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	16,071	11,844
CASH ADJUSTMENT FOR REVERSAL OF DECONSOLIDATED SUBSIDIARIES	—	2
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,604	$11,842

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2006 and 2005

(amounts in thousands, except share data)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$11,982	$9,078
Income taxes paid	$52	$2,436

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES -

In connection with the issuance of certain awards of restricted stock, the Company increased its additional paid-in-capital by $0.1 million for the three months ended March 31, 2006.

In connection with the issuance of certain awards of restricted stock for 14,000 shares of Class A common stock for the three months ended March 31, 2005, the Company increased its additional paid-in-capital by $0.4 million for the three months ended March 31, 2005.

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

1.                                      BASIS OF PRESENTATION

The condensed consolidated interim unaudited financial statements included herein have been prepared by Entercom Communications Corp. and its subsidiaries (collectively, the “Company”) in accordance with: (i) generally accepted accounting principles for interim financial information; and (ii) the instructions of the Securities and Exchange Commission (the “SEC”) for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal, recurring nature. The Company’s results are subject to seasonal fluctuations and, therefore, the results shown on an interim basis are not necessarily indicative of results for a full year.

This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements as of and for the year ended December 31, 2005 and filed with the SEC on February 24, 2006, as part of the Company’s Annual Report on Form 10-K.

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

Use Of Estimates

The Company makes estimates and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes. The Company uses estimates to determine the remaining economic lives and carrying values of property and equipment and other definite-lived intangible assets. The Company estimates the fair value of the Company’s radio broadcasting licenses and goodwill for purposes of testing for impairment. The Company also uses assumptions when employing the Black-Scholes valuation model to estimate the fair value of stock options (see Note 2). Despite the Company’s intention to establish accurate estimates and assumptions, actual results may differ from the Company’s estimates.

Recent Accounting Pronouncements

FSP No. FAS 13-1

On October 6, 2005, the FASB issued Staff Position (“FSP”) No. FAS 13-1 that addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. Under FSP No. FAS 13-1, rental costs associated with ground or building operating leases, that are incurred during a construction period, shall be recognized as rental expense and included in income from continuing operations. The guidance in this FSP was effective January 1, 2006. The adoption of FSP No. FAS 13-1 did not have a material effect on the Company’s financial position, results of operations or cash flows.

SFAS No. 154

On June 1, 2005, the FASB issued Statement of Financial Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” which requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. In addition, another significant change in practice under SFAS No. 154 is that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB Opinion No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that were made by the Company beginning January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Company’s financial position, results of operations or cash flows.

2.                                      SHARE-BASED COMPENSATION

Under the Entercom Equity Compensation Plan (the “Plan”), as of March 31, 2006, the Company may issue up to 10.0 million shares of Class A common stock. On January 1, 2007 and each year thereafter, the authorized shares under the Plan increase by an additional 1.5 million shares or a lesser amount as may be designated by the Board of Directors. The Plan allows officers (including those also serving as directors) and other employees, non-employee directors and key advisors and consultants, selected by a committee of the Board of Directors, to receive incentive stock options, nonqualified stock options, restricted stock (or restricted stock units) and stock appreciation rights in the common stock of the Company. The shares of restricted stock units that have been issued vest over periods that vary up to four years. The options that have been issued vest over a four-year period and expire ten years from the date of grant. The Company issues new shares upon the exercise of stock options and the issuance of restricted stock (or restricted stock units).

On December 13, 2005, the Company accelerated the vesting of unvested “out-of-the-money” options with grant dates prior to January 1, 2005 and with exercise prices above $29.27 per share, that were held by employees, officers and directors. The primary purpose of accelerating the vesting was to avoid recognizing pretax stock-based compensation expense of $18.5 million in future periods under SFAS No. 123R for the subject options. The vesting of options to purchase approximately 2.1 million shares of the Company’s Class A common stock with exercise prices that ranged from $31.67 per share to $57.15 per share, with a weighted average exercise price of $42.56 per share, was accelerated, including options to purchase 645,831 shares held by the Company’s executive officers and options to purchase 38,750 shares held by the Company’s non-employee directors. All other terms of the awards remain unchanged.

Adoption Of SFAS No. 123R

On January 1, 2006, the Company adopted SFAS No. 123R, as revised, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. SFAS No. 123R supersedes the Company’s previous accounting under ABP Opinion No. 25. In March 2005, the Securities and Exchange Commission issued SAB No. 107 relating to SFAS No. 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company determined its additional paid-in capital pool as of December 31, 2005 without the use of the transition method allowed under FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Award” that was issued on November 10, 2005. The purpose of determining the additional paid-in capital pool was to establish the excess tax benefits related to share-based payment awards that will be available to absorb tax deficiencies recognized subsequent to the adoption of Statement No. 123R.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, stock-based compensation expense was recognized in the Company’s consolidated statement of operations for: (1) stock options granted to employees when the exercise price was less than the fair market value of the underlying stock at the date of grant; (2) for certain holders of stock options where the exercise period was extended; and (3) the granting of restricted stock units.

Stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value, estimated in accordance with the provisions of SFAS No. 123. The Company used the straight-line single option method for recognizing compensation expense under SFAS No. 123 and SFAS No. 123R. For the three months ended March 31, 2006, stock-based compensation expense, which is based on awards ultimately expected to vest, was reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Under the provisions of SFAS No. 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The adoption of SFAS No. 123R did not impact net income for the three months ended March 31, 2006, primarily due to: (i) the acceleration of vesting of certain “out-of-the-money” options in December 2005 which reduced future period expense under SFAS No. 123R by $18.5 million; and (ii) the issuance of the Company’s annual equity grants subsequent to March 31, 2006. The Company chose to use the modified prospective application implementation strategy. Accordingly, the financial statements for the three months ended March 31, 2005 were not restated but disclosure of the pro forma effect on net income for the three months ended March 31, 2005, prior to adoption of SFAS No. 123R, was included below. If SFAS No. 123R had been adopted for the three months ended March 31, 2005, net income would have been negatively impacted by $2.5 million ($0.05 per basic and fully diluted share).

Options

Valuation Model

The Company used the Black-Scholes option-pricing model method of valuation for share-based awards under the provisions of SFAS No. 123 for grants awarded prior to January 1, 2006. The Company’s determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. The Company’s stock options have certain characteristics that may be different from traded options, and changes in the subjective assumptions can affect the estimated value.

Valuation Model Assumptions

It was not necessary for the Company to apply the option-pricing model method of valuation for share-based awards under the provisions of SFAS 123R as there were no options granted during the three months ended March 31, 2006.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended March 31, 2005:

Three Months Ended
March 31, 2005
Expected life (years)	5
Expected volatility factor (%)	22
Risk-free interest rate (%)	4.0
Expected dividend yield (%)	—

The expected volatility was based on the historical volatility of the Company’s stock. The observation of the volatility was on a daily basis. In determining the expected term, the Company used its historical share option exercise experience of similar grants as the best estimate of future exercise patterns. The risk-free rate was consistent with the expected term of the stock options and was based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield assumption was based on the Company’s history and expectation of dividend payouts.

The weighted average fair value of each option granted for the three months ended March 31, 2005 was $9.39.

Option Activity

During the three months ended March 31, 2005, the Company issued non-qualified options to purchase 0.1 million shares of its Class A common stock at prices per share that ranged from $32.69 to $35.05. All of the options become exercisable over a four-year period. The total intrinsic value of options exercised was $30 thousand and $8 thousand during the three months ended March 31, 2006 and 2005, respectively. Cash received from stock option exercises for the three months ended March 31, 2006 and 2005 was $247 thousand and $35 thousand, respectively. The income tax benefit from stock option exercises was $11 thousand and $3 thousand for the three months ended March 31, 2006 and 2005, respectively.

The following table presents the option activity under our stock option plan for the three months ended March 31, 2006:

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
		Average	Remaining	Value
	Number of	Exercise	Contractual	As of
	Options	Price	Term	March 31, 2006
	(amounts in thousands)

Options outstanding as of December 31, 2005	6,159,838	$41.35
Options granted	—	$—
Options exercised	(9,111)	$27.11
Options forfeited	(750)	$33.90
Options expired	(42,811)	$43.86
Outstanding as of March 31, 2006	6,107,166	$41.35	6.1	$1,947,646

Options vested and expected to vest as of March 31, 2006	6,097,047	$41.36	6.1	$1,947,646
Options vested and exercisable as of March 31, 2006	6,055,291	$41.42	6.1	$1,947,646
Weighted average remaining recognition period in years	1.9

As of March 31, 2006, $0.3 million of accumulated unrecognized compensation costs related to unvested stock options, net of forfeitures, is expected to be recognized in future periods over a weighted average life of 1.9 years.

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2006:

			Options Outstanding			Options Exercisable
			Number of	Weighted		Number of
			Options	Average	Weighted	Options	Weighted
			Outstanding	Remaining	Average	Exercisable	Average
			at March 31,	Contractual	Exercise	at March 31,	Exercise
Exercise Prices			2006	Life	Price	2006	Price
$18.00	-	$32.69	763,562	4.2	$25.51	747,562	$25.41
$33.15	-	$34.44	79,250	6.8	$33.91	43,750	$33.98
$35.05	-	$35.05	1,002,250	8.6	$35.05	1,001,875	$35.05
$35.06	-	$42.88	830,481	4.6	$40.67	830,481	$40.67
$43.15	-	$44.63	60,750	5.0	$43.89	60,750	$43.89
$45.03	-	$45.03	1,027,041	6.9	$45.03	1,027,041	$45.03
$45.36	-	$47.82	603,400	4.0	$46.84	603,400	$46.84
$48.00	-	$57.63	1,740,432	6.6	$48.42	1,740,432	$48.42
			6,107,166	6.1	$41.35	6,055,291	$41.42

Restricted Stock Units

The adoption of SFAS No. 123R resulted in certain changes to the Company’s accounting for its restricted stock units. In accordance with SFAS No. 123R, the fair value of restricted stock units is estimated based on the market value stock price on the date of the grant. The total number of restricted stock units expected to vest is adjusted by estimated forfeitures. As of March 31, 2006, there was $2.0 million of unamortized compensation expense related to unvested restricted stock units, which is expected to be recognized over a remaining weighted-average vesting period of 1.7 years. The unamortized compensation expense of $2.2 million related to unvested restricted stock units was recorded as unearned compensation for unvested shares of restricted stock in shareholders’ equity at December 31, 2005. In connection with the adoption of SFAS No. 123R on January 1, 2006, such amount was reclassified to a component of paid-in capital. During the three months ended March 31, 2006 and 2005, 38 units and 2,152 units, respectively, of restricted stock were released.

During the three months ended March 31, 2006 and 2005, the Company issued zero units and 14,000 units of restricted stock, respectively, and increased its additional paid-in-capital by $0.1 million and $0.4 million, respectively. The shares of restricted stock units vest over periods that range from one to four years.

A summary of the Company’s outstanding restricted stock units as of March 31, 2006, and of changes in restricted stock units under the Plan during the three months ended March 31, 2006, is as follows:

			Weighted-	Aggregate
	Number of	Weighted-	Average	Intrinsic
	Restricted	Average	Remaining	Value As Of
	Stock	Purchase	Contractual	March 31,
	Units	Price	Term	2006
	(amounts in thousands)

Restricted stock units outstanding as of December 31, 2005	104,055	$—
Restricted stock units awarded	—	—
Restricted stock units released	(38)	—
Restricted stock units forfeited	(112)	—
Restricted stock units outstanding as of March 31, 2006	103,905	$—	1.7	$2,901,028

Restricted stock units expected to vest	97,995	$—	1.7	$2,736,020
Restricted stock units exercisable (vested and deferred)	5,910	$—	0	$165,007
Weighted average remaining recognition period in years	1.7

Recognized Non-Cash Compensation Expense

Stock-based compensation expense recognized under SFAS No. 123R for the three months ended March 31, 2006 was $0.3 million, which consisted of: (1) $0.1 million for stock-based compensation expense related to employee stock options and employee stock purchases; and (2) $0.2 million for awards of restricted stock units. In connection with the recognition of this expense, the Company recorded an income tax benefit of $0.1 million for the three months ended March 31, 2006. Stock-based compensation expense recognized under SFAS No. 123 for the three months ended March 31, 2005 was $0.2 million, which consisted of awards of restricted stock units.

The following table summarizes recognized stock-based compensation expense related to employee stock options, employee stock purchases and awards of restricted stock units for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
	(amounts in thousands)

Station operating expenses	$61	$—
Corporate general and administrative expenses	210	229
Stock-based compensation expense included in operating expenses	271	229
Tax benefit	(105)	(89)
Recognized stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock units	$166	$140

Option Exchange Program

On March 23, 2006, the Company’s Board of Directors approved an amendment to the Plan to permit an Options Exchange Program (“OEP”), subject to shareholder approval at the May 16, 2006 meeting. Under the OEP, the Company will offer Company employees and non-employee directors a one-time opportunity to exchange all of their outstanding stock options, with exercise prices equal to or greater than $40.00 per share, for a lesser number of shares of the Company’s restricted stock units. The restricted stock units would be granted promptly following the expiration of a tender offer to be made to holders of eligible options. The exchange ratio under the OEP will be fifteen-to-one, such that for each fifteen eligible options surrendered, the holder will receive one restricted stock unit. All restricted stock units will be granted under the Plan. Options which are exchanged, net of shares issued, will not be available for re-grant under the Plan.

Pro Forma Information Under SFAS No. 123

Prior to the adoption of SFAS No. 123R, the Company accounted for stock compensation under the intrinsic value method in accordance with the requirements of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, including FIN 44, “Accounting for Certain Transactions Involving Stock Compensation.” Under these provisions, the Company has presented in the table below the required disclosure of the pro forma effects on net income and net income per share had the fair value recognition provisions of SFAS No. 123 been adopted for the three months ended March 31, 2005.

Three
Months
Ended
March 31, 2005
(amount in
thousands,
except per
share data)

Net income - as reported	$16,237
Add: Compensation expense included in net income, net of taxes of $89 in 2005	140
Subtract: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes of $1,653 in 2005	2,611
Net income - pro forma	$13,766
Basic and diluted net income per share - as reported	$0.34
Basic and diluted net income per share - pro forma	$0.29

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

Other than goodwill, the Company uses a direct value method to determine the fair value of all intangible assets required: (i) to be recognized under SFAS No. 141; and (ii) to be tested for impairment under the provisions of SFAS No. 142.

Broadcasting Licenses

SFAS No. 142 requires the Company to test broadcasting licenses, at a minimum, on an annual basis. The Company performs its annual impairment test in the first quarter of each year by: (i) determining the reporting unit; and (ii) comparing the carrying amount of the broadcasting licenses reflected on the balance sheet in each reporting unit to the fair value of the reporting unit’s broadcasting licenses.

If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company’s broadcasting licenses below the amount reflected in the balance sheet, the Company may be required upon retesting to recognize impairment charges in future periods. The amount of unamortized broadcasting licenses reflected in the balance sheet as of March 31, 2006 was $1.3 billion.

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

During each of the first quarters of 2006 and 2005, the Company completed the non-amortizing intangible asset impairment test for broadcasting licenses and determined that: (1) the reporting unit was a radio market; and (2) the fair value of the broadcasting licenses was equal to or greater than the amount reflected in the balance sheet for each of the Company’s markets. Based upon the results of each of the asset impairment tests, no impairment charges were recorded.

Goodwill

SFAS No. 142 requires the Company to test goodwill, at a minimum, on an annual basis. The Company performs its annual impairment test during the second quarter of each year by: (1) determining the reporting unit; and (2) comparing the fair value for each reporting unit with the amount reflected on the balance sheet. If the fair value for any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to the amount reflected in the balance sheet.

If actual market conditions are less favorable than those projected by the industry or the Company, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required upon retesting to recognize impairment charges in future periods. The amount of goodwill reflected in the balance sheet as of March 31, 2006 was $157.2 million.

To determine the fair value, the Company uses an income or market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.

No event occurred or circumstances changed during the first quarter of 2006 or 2005 that would have, more likely than not, reduced the fair value of goodwill below the amount reflected in the balance sheet and, accordingly, no impairment charge was recorded for the three months ended March 31, 2006 and 2005. There were no changes in the carrying amount of goodwill for the three months ended March 31, 2006.

(B) Definite-Lived Intangibles

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, acquired advertising contracts and income leases that are amortized in accordance with SFAS No. 142. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The amount of the amortization expense for definite-lived intangible assets was $0.1 million for each of the three months ended March 31, 2006 and 2005. As of March 31, 2006, the Company reflected $0.5 million in unamortized definite-lived assets, which amounts are included in deferred charges and other assets on the balance sheet.

The following is an estimate of the amortization expense for definite-lived assets, in thousands, for each of the succeeding years ending December 31:

Definitive-
Lived
Assets
Years ending December 31,
2006 (excludes the three months ended March 31, 2006)	$168
2007	144
2008	84
2009	43
2010	13
Thereafter	22
Total	$474

4.                                      ACQUISITIONS, DISPOSITIONS, OTHER EVENTS AND UNAUDITED PRO FORMA SUMMARY

Acquisitions And Dispositions For The Three Months Ended March 31, 2006

There were no acquisitions or dispositions during the three months ended March 31, 2006.

Dispositions For The Three Months Ended March 31, 2005

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

Seattle, Washington

On January 21, 2005, the Company completed the transaction to sell the radio station assets of KDDS-AM (the call letters were changed from KNWX-AM in December 2004), serving the Seattle, Washington, radio market for $6.0 million in cash. The Company recorded a gain on sale of assets of $5.5 million during the first quarter of 2005. The Company believes that the elimination of this station did not alter the competitive position of the Company’s seven remaining stations in this market.

Other Events

Seattle, Washington

On January 18, 2005, the Company restructured its agreement with the Seattle Seahawks, a National Football League (“NFL”) football team, effective with the start of the 2005 NFL season. Under the restructured agreement, the Company continues to broadcast the games, but does not sell the advertising time or produce the games.

Supplemental Pro Forma Information

The following unaudited supplemental pro forma information presents the consolidated results of operations as if any acquisitions which occurred during the period of January 1, 2005 through March 31, 2006 had all occurred as of the beginning of the respective periods. The summary also includes certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund acquisitions which would have been incurred had such acquisitions occurred as of the beginning of the respective periods. For the three months ended March 31, 2006, actual financial information is presented as there were no acquisitions during the three months ended March 31, 2006. For a discussion of the acquisitions, please refer to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 24, 2006, which should be read in conjunction with the Company’s condensed consolidated financial statements, the related notes and all other information included elsewhere in this Form 10-Q. These unaudited pro forma results, which do not reflect: (1) dispositions of radio stations, and (2) acquisitions and dispositions of certain contracts or joint sales agreements; have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Three Months Ended March 31,
	2006	2005
	(amounts in thousands, except per share data)
	Actual	Pro Forma

Net revenues	$91,135	$95,910

Net income	$7,755	$15,820

Net income per share - basic	$0.19	$0.33

Net income per share - diluted	$0.19	$0.33

5.                                      SENIOR DEBT

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

As of March 31, 2006, the Company had $505.0 million outstanding, as well as a $0.4 million Letter of Credit, under the Bank Revolver. Subject to covenant compliance at the time of each borrowing, the amount available under the Bank Revolver as of March 31, 2006 was $294.6 million. Management believes that, as of March 31, 2006, the Company was in compliance with all financial covenants and leverage ratios and all other terms of the Bank Revolver.

Interest Rate Transactions

The Company enters into interest rate transactions with different banks to diversify its risk associated with interest rate fluctuations against the variable rate debt under the Bank Revolver and to comply with certain covenants under the Bank Revolver. Under these transactions, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt. As of March 31, 2006, the Company had an interest rate transaction outstanding with a notional amount of $30.0 million and an initial term of 10 years that expires in February 2008, that effectively fixes the interest at a rate of 5.8% on borrowings equal to the total notional amount (see Note 7, Derivative and Hedging Activities).

6.                                      SENIOR SUBORDINATED NOTES

On March 5, 2002, the Company issued $150.0 million of 7.625% Senior Subordinated Notes (the “Notes”) due March 1, 2014 and received net proceeds of $145.7 million. There were approximately $4.3 million in deferred offering costs recorded in connection with this issuance, which are amortized to interest expense over the life of the Notes using the effective interest rate method.

Interest on the Notes accrues at the rate of 7.625% per annum and is payable semi-annually in arrears on March 1 and September 1. The Company may redeem the Notes on and after March 1, 2007 at an initial redemption price of approximately 103.8% of their principal amount plus accrued interest. The Notes are unsecured and rank junior to the Company’s senior indebtedness. In addition to the parent, Entercom Communications Corp., all of the Company’s subsidiaries (other than Entercom Radio, LLC, the issuer of the Notes) have fully and unconditionally guaranteed jointly and severally these Notes (the “Subsidiary Guarantors”). Under certain covenants, the Subsidiary Guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Notes, and the Subsidiary Guarantors cannot incur additional indebtedness if the Leverage Ratio exceeds a specified level.

7.                                      DERIVATIVE AND HEDGING ACTIVITIES

In accordance with the provisions of SFAS No. 133, “Accounting for Derivative and Hedging Activities,” which was amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, the Company follows established accounting and reporting standards for: (1) derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives; and (2) hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects net income (loss). SFAS No. 133 defined new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting under this standard. A derivative that does not qualify as a hedge is marked to fair value through the statement of operations. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedging transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively (see Note 5, Interest Rate Transactions).

During the three months ended March 31, 2006 and 2005, the Company had a derivative outstanding with a notional amount of $30.0 million that did not qualify for hedge accounting treatment. For the three months ended March 31, 2006 and 2005, the Company recorded to the statement of operations gains of $0.3 million and $0.7 million, respectively, under net gain on derivative instruments.

8.                                      COMMITMENTS AND CONTINGENCIES

Pending Acquisition

On February 10, 2006, the Company entered into an asset purchase agreement to buy the radio station assets of WBEC-FM, serving the Springfield, Massachusetts radio market, for $5.8 million in cash. Subject to FCC approval, the Company expects to complete this transaction during the second quarter of 2006.

Contingencies

In recent years, the FCC has engaged in more vigorous enforcement, against the broadcasting industry as a whole, of FCC rules concerning the broadcast of obscene, indecent, or profane material. In addition, legislation has been proposed that would enhance the FCC’s enforcement authority in this area by authorizing the imposition of substantially higher monetary forfeiture penalties, and increasing the exposure for license revocation and renewal proceedings for the broadcast of indecent programming. In the event that this or similar legislation is ultimately enacted into law, the Company could face increased costs in the form of fines and a greater risk that the Company could lose any one or more of the Company’s broadcasting licenses. The FCC has issued Notices of Apparent Liability or Forfeiture Orders with respect to several of the Company’s stations proposing fines for certain programming which the FCC deemed to have been “indecent.” These cases have been or are being appealed. The FCC has also commenced several other investigations based on allegations received from the public that some of our stations broadcast indecent programming. The Company has cooperated in these investigations. The Company estimates that the imposition of the proposed fines would not materially impact the Company’s financial position, results of operations or cash flows.

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

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, property, directors and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering claims experience, demographic factors, severity factors, outside expertise and other actuarial assumptions.

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. In the opinion of management, any liability of the Company which may arise out of, or with respect to, these matters will not materially affect the Company’s financial position, results of operations or cash flows.

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

Under the Company’s Bank Revolver, the Company is required to reimburse lenders for any increased costs that they may incur in the event of a change in law, rule or regulation resulting in their reduced returns from any change in capital requirements. The Company cannot estimate the potential amount of any future payment under this provision nor can the Company predict if such an event will occur.

The Company enters into indemnification agreements in the ordinary course of business and other agreements which include indemnification provisions. Under these agreements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements could be unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of March 31, 2006.

9.                                      SHAREHOLDERS’ EQUITY

Dividends

On February 20, 2006, the Company’s Board of Directors approved a quarterly cash dividend of $0.38 per share for its Class A and Class B common shares. The first quarterly dividend in the aggregate amount of $15.4 million was paid on March 30, 2006 to its shareholders of record as of March 14, 2006.

Share Repurchase Programs

The Company’s Board of Directors has authorized in the past, and may authorize in the future, share repurchase programs over a defined period of time. Any repurchases under these programs may be made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or from time to time without prior notice. All shares repurchased are immediately restored to authorized but unissued.

During the three months ended March 31, 2006, the Company repurchased 2.6 million shares in the amount of $77.2 million at an average price of $29.36.

On May 8, 2006, the Company announced that its Board of Directors authorized a one-year share repurchase program of up to $100.0 million.

On December 13, 2005, the Company’s Board of Directors authorized a one-year share repurchase program of up to $100.0 million. As of March 31, 2006, the Company repurchased 2.8 million shares under this program in the amount of $81.5 million at an average price of $29.40 per share. Subsequent to March 31, 2006 and as of May 7, 2006, the Company repurchased 0.7 million shares in the amount of $18.3 million at an average price of $27.89 per share. As of May 7, 2006, $0.2 million remained authorized as available for repurchase.

On March 17, 2005, November 1, 2004 and May 13, 2004, the Company’s Board of Directors authorized one-year share repurchase programs of up to $100.0 million for each program. During the years 2005 and 2004, the Company repurchased an aggregate of 8.7 million shares in the amount of $300.0 million at an average price of $34.65 per share.

10.                               DEFERRED COMPENSATION PLANS

Under two separate deferred compensation plans, the Company provides a select group of the Company’s management (including highly compensated employees) and the Board of Directors with an opportunity to defer a portion of their compensation on a tax-favored basis. The obligations by the Company to pay these benefits under these plans represent unsecured general obligations that rank equally with the Company’s other unsecured and unsubordinated indebtedness. As of March 31, 2006, $1.5 million was deferred under these plans and was included in other long-term liabilities in the consolidated balance sheet. For the three months ended March 31, 2006, the Company recorded a minimal amount in unfunded compensation expense to corporate general and administrative expense. The Company also recorded a deferred tax asset of $0.6 million in connection with this liability as the deferred tax asset is not realized for tax purposes until the liability is paid.

11.                               NET INCOME PER SHARE

The net income per share is calculated in accordance with SFAS No. 128, “Earnings Per Share,” which requires presentation of basic net income per share and diluted net income per share. Basic net income per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes the potential dilution that could occur: (1) if all of the Company’s outstanding stock options that are in-the-money were exercised (using the treasury stock method); and (2) if the restricted stock units were fully vested (using the treasury stock method). Anti-dilutive instruments are not considered in this calculation. For the three months ended March 31, 2006 and 2005, stock options and restricted stock units were included in the calculation of net income per share as they were dilutive.

	THREE MONTHS ENDED
	MARCH 31, 2006			MARCH 31, 2005
	(amounts in thousands, except share and per share data)
	Income	Shares	EPS	Income	Shares	EPS
Basic net income per share:
Net income	$7,755	41,343,973	$0.19	$16,237	47,638,048	$0.34
Impact of options and restricted stock		123,705			279,311
Diluted net income per share:
Net income	$7,755	41,467,678	$0.19	$16,237	47,917,359	$0.34

For the three months ended March 31, 2006 and 2005, outstanding options to purchase 5.4 million and 5.6 million shares, respectively, of Class A common stock at option exercise prices per share ranging from $27.93 to $57.63 and from $35.01 to $57.63, respectively, were excluded from the computation of diluted net income per share as the exercise price of such options was greater than the average market price of the stock.

For the three months ended March 31, 2006, a minimal number of shares of unvested restricted stock units were excluded from the computation of diluted net income per share as they were anti-dilutive under the treasury stock method.

12.                               GUARANTOR FINANCIAL INFORMATION

Entercom Radio, LLC, which is a wholly-owned subsidiary of Entercom Communications Corp., holds the ownership interest in various subsidiary companies that own operating assets, including broadcasting licenses, permits and authorizations. Entercom Radio LLC is: (1) the borrower of the Company’s senior debt under the Bank Revolver described in Note 5; and (2) the issuer of the Company’s 7.625% Senior Subordinated Notes described in Note 6. Entercom Communications Corp. and each of its direct and indirect subsidiaries (other than Entercom Radio LLC) is a guarantor of such debt.

Under the Bank Revolver, Entercom Radio LLC is permitted to make distributions to Entercom Communications Corp. in amounts, as defined, that are required to pay Entercom Communications Corp.’s reasonable overhead costs, including income taxes and other costs associated with conducting the operations of Entercom Radio LLC and its subsidiaries. Under the Company’s 7.625% Senior Subordinated Notes, Entercom Radio LLC is permitted to make distributions to Entercom Communications Corp. in amounts, as defined, that are required to pay Entercom Communications Corp.’s overhead costs and other costs associated with conducting the operations of Entercom Radio LLC and its subsidiaries.

The equity method of accounting has been used to report Entercom Communications Corp.’s investment in its subsidiaries. Separate financial statements of Entercom Radio LLC’s subsidiaries, which are full and unconditional guarantors jointly and severally under the Bank Revolver and the Senior Subordinated Notes, as described above, are not presented as the Company’s management has determined that they would not be material to investors.

The following tables set forth condensed consolidating financial information for Entercom Communications Corp. and Entercom Radio LLC:

•      the balance sheets as of March 31, 2006 and December 31, 2005;

•      the statements of operations for the three months ended March 31, 2006 and 2005; and

•      the statements of cash flows for the three months ended March 31, 2006 and 2005.

Condensed Balance Sheets as of March 31, 2006

(amounts in thousands)

	Entercom
	Communications	Entercom
	Corp.	Radio, LLC	Eliminations	Total

ASSETS:
Current assets	$3,559	$100,996	$—	$104,555
Net property and equipment	925	89,813	—	90,738
Radio broadcasting licenses - Net	—	1,321,598	—	1,321,598
Goodwill - Net	—	157,227	—	157,227
Other long-term assets - Net	344	17,368	—	17,712
Investment in subsidiaries	799,508	—	$(799,508)	—
Total assets	$804,336	$1,687,002	$(799,508)	$1,691,830

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities	$(1,057)	$27,246	$—	$26,189
Long-term liabilities	4,312	860,248	—	864,560
Total liabilities	3,255	887,494	—	890,749

Shareholders’ equity
Preferred stock
Class A, B and C common stock	402	—	—	402
Additional paid-in capital	659,478	—	—	659,478
Retained earnings	140,504	798,811	(798,811)	140,504
Accumulated other comprehensive loss	697	697	(697)	697
Total shareholders’ equity	801,081	799,508	(799,508)	801,081
Total liabilities and shareholders’ equity	$804,336	$1,687,002	$(799,508)	$1,691,830

Condensed Balance Sheets as of December 31, 2005

(amounts in thousands)

	Entercom
	Communications	Entercom
	Corp.	Radio, LLC	Eliminations	Total

ASSETS:
Current assets	$1,634	$107,249	$—	$108,883
Net property and equipment	963	89,849	—	90,812
Radio broadcasting licenses - Net	—	1,321,598	—	1,321,598
Goodwill - Net	—	157,227	—	157,227
Other long-term assets - Net	1,308	17,930	—	19,238
Investment in subsidiaries	891,340	—	$(891,340)	—
Total assets	$895,245	$1,693,853	$(891,340)	$1,697,758

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities	$5,538	$29,419	$—	$34,957
Long-term liabilities	3,992	773,094	—	777,086
Total liabilities	9,530	802,513	—	812,043

Shareholders’ equity
Preferred stock	—	—	—	—
Class A, B and C common stock	428	—	—	428
Additional paid-in capital	738,384	—	—	738,384
Retained earnings	148,141	890,336	(890,336)	148,141
Unearned compensation for shares of unvested restricted stock	(2,242)	—	—	(2,242)
Accumulated other comprehensive income	1,004	1,004	(1,004)	1,004
Total shareholders’ equity	885,715	891,340	(891,340)	885,715
Total liabilities and shareholders’ equity	$895,245	$1,693,853	$(891,340)	$1,697,758

Statements of Operations for the Three Months Ended March 31, 2006

(amounts in thousands)

	Entercom
	Communications	Entercom
	Corp.	Radio, LLC	Eliminations	Total
NET REVENUES	$139	$91,135	$(139)	$91,135

OPERATING EXPENSES (INCOME):
Station operating expenses	—	59,705	(139)	59,566
Depreciation and amortization	156	3,767	—	3,923
Corporate general and administrative expenses	5,939	22	—	5,961
Net gain on sale of assets	—	(125)	—	(125)
Total operating expenses	6,095	63,369	(139)	69,325

OPERATING INCOME (LOSS)	(5,956)	27,766	—	21,810

OTHER (INCOME) EXPENSE:
Interest expense	—	9,684	—	9,684
Interest income	(20)	(115)	—	(135)
Dividend income on investments	—	(24)	—	(24)
Net gain on derivative instruments	—	(296)	—	(296)
Gain on investments	—	—	—	—
Income from equity investment in subsidiaries	(18,344)	—	18,344	—
Total (income) expense	(18,364)	9,249	18,344	9,229

INCOME BEFORE INCOME TAXES	12,408	18,517	(18,344)	12,581

INCOME TAXES	4,653	173	—	4,826

NET INCOME	$7,755	$18,344	$(18,344)	$7,755

Statements of Operations for the Three Months Ended March 31, 2005

 (amounts in thousands)

	Entercom
	Communications	Entercom
	Corp.	Radio, LLC	Eliminations	Total
NET REVENUES	$210	$94,307	$(210)	$94,307

OPERATING EXPENSES (INCOME):
Station operating expenses		58,718	(210)	58,508
Depreciation and amortization	159	3,877	—	4,036
Corporate general and administrative expenses	4,947	33	—	4,980
Time brokerage agreement income		(24)	—	(24)
Net gain on sale of assets		(5,533)	—	(5,533)
Total operating expenses	5,106	57,071	(210)	61,967

OPERATING INCOME (LOSS)	(4,896)	37,236	—	32,340

OTHER EXPENSE (INCOME):
Interest expense		6,618	—	6,618
Interest income	(7)	(49)	—	(56)
Net gain on derivative instruments		(710)	—	(710)
Gain on investments		(41)	—	(41)
Income from equity investment in subsidiaries	(30,868)	—	30,868	—
Total (income) expense	(30,875)	5,818	30,868	5,811

INCOME BEFORE INCOME TAXES	25,979	31,418	(30,868)	26,529

INCOME TAXES	9,742	550	—	10,292

NET INCOME	$16,237	$30,868	$(30,868)	$16,237

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2006

(amounts in thousands)

	Entercom
	Communications	Entercom
	Corp.	Radio, LLC	Eliminations	Total

OPERATING ACTIVITIES:
Net cash provided by operating activities	$1,150	$12,629	$—	$13,779

INVESTING ACTIVITIES:
Additions to property and equipment	(58)	(3,691)	—	(3,749)
Proceeds from sale of property, equipment and other assets	—	216	—	216
Deferred charges and other assets	—	(68)	—	(68)
Purchase of investments	—	(44)	—	(44)
Station acquisition deposits and costs	—	612	—	612
Net inter-company loans	91,832	(91,832)	—	—
Net cash provided by (used in) investing activities	91,774	(94,807)	—	(3,033)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	86,000	—	86,000
Payments on long-term debt	—	(8,005)	—	(8,005)
Proceeds from issuance of common stock related to incentive plans	153	—	—	153
Purchase of the Company’s Class A common stock	(77,216)	—	—	(77,216)
Proceeds from exercise of stock options	247	—	—	247
Payments of dividends	(15,392)	—	—	(15,392)
Net cash provided by (used in) financing activities	(92,208)	77,995	—	(14,213)

Net increase (decrease) in cash and cash equivalents	716	(4,183)	—	(3,467)
Cash and cash equivalents, beginning of year	257	15,814	—	16,071
Cash and cash equivalents, end of period	$973	$11,631	$—	$12,604

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2005

(amounts in thousands)

	Entercom
	Communications	Entercom
	Corp.	Radio, LLC	Eliminations	Total

OPERATING ACTIVITIES:
Net cash provided by operating activities	$15,884	$9,577	$—	$25,461

INVESTING ACTIVITIES:
Additions to property and equipment	(79)	(1,808)	—	(1,887)
Proceeds from sale of property, equipment and other assets	—	7,802	—	7,802
Deferred charges and other assets	(57)	(8)	—	(65)
Purchase of investments	—	(5)	—	(5)
Proceeds from investments	—	81	—	81
Station acquisition deposits and costs	—	(3,506)	—	(3,506)
Net inter-company loans	73,467	(73,467)	—	—
Net cash provided by (used in) investing activities	73,331	(70,911)	—	2,420

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	89,000	—	89,000
Payments on long-term debt	—	(28,005)	—	(28,005)
Proceeds from issuance of common stock related to incentive plans	155	—	—	155
Purchase of the Company’s Class A common stock	(89,072)	—	—	(89,072)
Proceeds from exercise of stock options	37	—	—	37
Net cash provided by (used in) financing activities	(88,880)	60,995	—	(27,885)

Net increase (decrease) in cash and cash equivalents	335	(339)	—	(4)
Cash and cash equivalents, beginning of year	288	11,556	—	11,844
Cash adjustment for deconsolidated entity	—	—	2	2
Cash and cash equivalents, end of period	$623	$11,217	$2	$11,842

13.          INCOME TAXES

Effective Tax Rates

The effective tax rates for the three months ended March 31, 2006 and 2005 were 38.4% and 38.8%, respectively. During the three months ended March 31, 2006, the Company included in income taxes a net income tax credit of $0.3 million, primarily from changes in the taxable income in several jurisdictions in which the Company operates and federal income tax credits from the effect of Hurricane Katrina.

The Company made income tax payments of $0.1 million and $2.4 million for the three months ended March 31, 2006 and 2005, respectively.

The Company’s effective tax rates, for each of the three months ended March 31, 2006 and 2005, were based on the estimated annual effective tax rates for 2006 and 2005 of 38.4% and 38.6%, respectively, which includes the effect of permanent differences between income subject to income tax for book and tax purposes. Any subsequent fluctuation in the estimated annual rate for 2006 could be due to: (1) changes in the level of income in any of the Company’s taxing jurisdictions; (2) changes in the statutes and rules applicable to taxable income in the jurisdictions in which the Company operates; (3) changes in the expected outcome of tax audits; (4) changes in the estimate of expenses that are not deductible for tax purposes; and (5) changes in the deferred tax valuation allowance. The Company’s effective tax rate is higher than the federal statutory rate of 35% primarily as a result of the provision for state taxes (net of a federal tax deduction) in the tax rate.

Deferred Tax Liabilities

The deferred tax liabilities were $202.5 million as of March 31, 2006 and $192.8 million as of December 31, 2005. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

Deferred Tax Assets

The Company’s net deferred tax assets were $3.0 million as of March 31, 2006 and December 31, 2005. As required under the provisions of SFAS No. 109, the Company establishes a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing a valuation allowance for deferred tax assets, the Company estimates future taxable income and provides a valuation allowance when it is more likely than not to be recovered. Future taxable income could be materially different than amounts estimated, in which case the valuation allowance would be adjusted. The Company recorded a partial valuation allowance of $0.8 million primarily due to the five-year limitation for tax purposes of recognizing a loss on investments for federal and state income taxes as only investment gains can be used to offset these losses. Based upon the years in which taxable temporary differences are anticipated to reverse, as of March 31, 2006, management believes it is more likely than not that the Company will realize the benefits of the deferred tax asset balance (net of recorded allowances). On a quarterly basis, management will assess whether it remains more likely than not that the deferred tax assets will be realized.

Under the provisions of SFAS No. 123R, “Share-Based Payment,”  the Company’s amount of deferred tax assets is expected to increase substantially beginning in 2006 due to the effect of the recognition of share-based payment timing differences for book and tax purposes (see Note 2, Share-Based Compensation, for further discussion).

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

14.          TRADE RECEIVABLES AND RELATED ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

The trade receivable balances and reserve for doubtful accounts as of March 31, 2006 and December 31, 2005 are presented in the following table:

	March 31,	December 31,
	2006	2005
	(amounts in thousands)

Accounts receivable	$72,574	$80,441
Allowance for doubtful accounts	(3,376)	(3,514)

Accounts receivable, net of allowance for doubtful accounts	$69,198	$76,927

15.          SUBSEQUENT EVENTS

On May 7, 2006, the Company renewed its rights agreement with the owners of the Boston Red Sox Baseball Club by entering into a multi-year agreement, effective with the start of the 2007 season, to broadcast and produce games, including related programming and promotional events, and to sell advertising time. In addition, the Company has provided the owners of the Boston Red Sox Baseball Club the option to invest as a minority partner in two of the Company's radio stations and certain stations to be acquired.  The rights agreement is subject to the approval of the Office of the Commissioner of Baseball and the minority investment may be subject to the approval of the Federal Communications Commission.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are one of the five largest radio broadcasting companies in the United States based on net revenues. We were organized in 1968 as a Pennsylvania corporation. Today we operate in 20 markets, including Boston, Seattle, Denver, Sacramento, Portland, Kansas City, Indianapolis, Milwaukee, Norfolk, Buffalo, New Orleans, Providence, Memphis, Greensboro, Rochester, Greenville/Spartanburg, Madison, Wichita, Wilkes-Barre/Scranton, and Gainesville/Ocala.

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

As opportunities arise, we may, on a selective basis, change or modify a station’s format due to changes in listeners’ tastes or changes in a competitor’s format. A format change or modification could have an immediate negative impact on a station’s ratings and/or revenues and there are no guarantees that the modification or change will be beneficial at some future time. Our management is continually focused on these opportunities as well as the risks and associated uncertainties. We believe that the diversification of formats on our stations helps to insulate us from the effects of changes in the musical tastes of the public. We strive to develop compelling content and strong brand images to maximize audience ratings that are crucial to our stations’ financial success.

Our results of operations include net revenues and station operating expenses from stations we own and those net revenues and station operating expenses recognized under a time brokerage agreement or similar sales agreement for stations operated by us prior to acquiring the stations. Depending on the facts and circumstances relating to each pending asset purchase agreement (e.g., whether or not there is an associated time brokerage agreement or similar agreement) and the provisions of Financial Interpretation No. 46R, or FIN 46R (as revised), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which would include any variable interest entities that are required to be consolidated by the primary beneficiary, we may include: (1) the assets and liabilities of the entity holding the assets to be acquired, in our consolidated balance sheet; and (2) the net revenues and station operating expenses of the entity holding the assets to be acquired, in our consolidated statement of operations.

You should read the following discussion and analysis of our financial condition and results in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Our results of operations represent the operations of the radio stations owned or operated pursuant to time brokerage agreements or joint sales agreements during the relevant periods.

We discuss net revenues, station operating expenses and operating income by comparing the performance of stations owned or operated by us throughout a relevant period to the performance of those same stations in the prior period whether or not owned or operated by us. Included in the comparisons that follow under the heading “Same Station Considerations” is summary information regarding significant contracts that: (1) relate to station operations; (2) have a significant effect on the net revenues and/or station operating expenses of a particular market; and (3) we account for as separate business units. We use these comparisons to assess the performance of our operations by analyzing the effect of acquisitions and dispositions of stations and changes in status of significant contracts on net revenues and station operating expenses throughout the periods measured.

Results of Operations

Three Months Ended March 31, 2006 As Compared To The Three Months Ended March 31, 2005

The following significant factors affected our results of operations for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005:

Acquisitions

•      on October 7, 2005, we acquired for $45.0 million three radio stations in Greenville, South Carolina, which in 2006 increased our net revenues, station operating expenses, depreciation and amortization, and interest expense.

Dispositions

•      on October 6, 2005, we sold for $6.7 million three radio stations in Greenville, South Carolina, which in 2006 decreased our net revenues, station operating expense, depreciation and amortization and interest expense;

•      on March 31, 2005, we sold for $2.2 million four radio stations in Longview, Washington, that the buyer began operating on November 15, 2004 under a time brokerage agreement which in 2006 decreased depreciation and amortization expense and interest expense; and

•      on January 21, 2005, we sold for $6.0 million a radio station in Seattle, Washington, that the buyer began operating on December 12, 2004 under a time brokerage agreement which in 2006 decreased depreciation and amortization expense and interest expense and, in 2005, increased gains on sale of assets by $5.5 million.

Financing

•      under our authorized share repurchase programs, we repurchased shares of our Class A common stock in the amount of $188.4 million in 2005 and in the amount of $77.2 million during the first quarter of 2006, which in 2006 increased our interest expense due to increased borrowings under our senior credit facility to finance the repurchase of our stock.

Other

•      Hurricane Katrina and its aftermath have continued to impact the operations of our radio stations in New Orleans, Louisiana, which in 2006 decreased our net revenues; and

•      on August 23, 2005, we entered into a definitive multi-year agreement with the Boston Celtics, a National Basketball Association (“NBA”) basketball team, effective with the start of the 2005/2006 NBA season, to broadcast and produce the games, including related programming and promotional events, and sell the advertising time, which in 2006 increased our net revenues and station operating expenses.

Net Revenues:

	Three Months Ended
	March 31, 2006	March 31, 2005
	(dollars in millions)
Net Revenues	$91.1	$94.3
Amount of Change	$-3.2
Percentage Change	-3.4%

Many of our markets were affected by a sluggish advertising environment that negatively impacted our net revenues during the quarter with the largest declines in our Boston, Denver, Norfolk and Seattle markets. Our New Orleans market was affected by both a sluggish advertising environment and the continued effects of Hurricane Katrina and its aftermath. These declines were offset by an increase in net revenues in our Portland, Greenville and Rochester markets. The increase in net revenues in our Greenville market was primarily attributable to the acquisition of three Greenville radio stations in October 2005.

Same Station Considerations:

•              Net revenues in 2006 were not affected as there were no acquisitions and dispositions of radio stations or significant contracts which were not owned or operated by us for the entire period ended March 31, 2006.

•              Net revenues in 2005 would have been higher by $1.0 million if we had adjusted net revenues to give effect to acquisitions and dispositions of radio stations and significant contracts as of January 1, 2005.

Station Operating Expenses:

	Three Months Ended
	March 31, 2006	March 31, 2005
	(dollars in millions)
Station Operating Expenses	$59.6	$58.5
Amount of Change	$1.1
Percentage Change	1.9%

The increase of $1.1 million in station operating expenses in 2006 was primarily due to the acquisition in October 2005 of three stations in our Greenville market and the effects of inflation. The increase in station operating expenses was offset by a correlating decrease in the variable expenses associated with the decrease in net revenues as described under net revenues. Also, effective with the adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R on January 1 2006, station operating expenses included non-cash stock-based compensation expense in the amount of $0.1 million for the three months ended March 31, 2006.

Same Station Considerations:

•              Station operating expenses in 2006 were not affected as there were no acquisitions and dispositions of radio stations or significant contracts which were not owned or operated by us for the entire period ended March 31, 2006.

•              Station operating expenses for 2005 would have been higher by $0.6 million if we had adjusted station operating expenses to give effect to acquisitions and dispositions of radio stations and significant contracts as of January 1, 2005.

Depreciation And Amortization Expenses:

	Three Months Ended
	March 31, 2006	March 31, 2005
	(dollars in millions)
Depreciation and Amortization Expenses	$3.9	$4.0
Amount of Change	$-0.1
Percentage Change	-2.5%

Depreciation and amortization expenses decreased by $0.1 million primarily from the dispositions in 2005 of radio station assets in the Seattle, Longview and Greenville markets.

Corporate General And Administrative Expenses:

	Three Months Ended
	March 31, 2006	March 31, 2005
	(dollars in millions)
Corporate General and Administrative Expenses	$6.0	$5.0
Amount of Change	$1.0
Percentage Change	20.0%

The increase in corporate general and administrative expenses of $1.0 million, which includes non-cash compensation expense, was primarily due to: (1) an increase in legal costs of $1.5 million that included transaction costs written off during the first quarter of 2006 that were associated with an acquisition that did not materialize; and (2) the effects of inflation. For the three months ended March 31, 2005, corporate general and administrative expenses were negatively impacted by an increase in legal expenses of $0.7 million associated with complying with an investigation by the New York Attorney General (see Part II, Item 1, “Legal Proceedings”).

Non-cash compensation expense increased $0.1 million to $0.3 million for the three months ended March 31, 2006 as compared to $0.2 million for the three months ended March 31, 2005, primarily due to the adoption on January 1, 2006 of SFAS No. 123R.

Operating Income:

	Three Months Ended
	March 31, 2006	March 31, 2005
	(dollars in millions)
Operating Income	$21.8	$32.3
Amount of Change	$-10.5
Percentage Change	-32.5%

The decrease in operating income of $10.5 million was primarily due to: (1) a decrease in net gain on sale or disposal of assets of $5.4 million to $0.1 million for the three months ended March 31, 2006 as compared to $5.5 million for the three months ended March 31, 2005; (2) a decrease in net revenues coupled with an increase in station operating expenses, for the reasons described under net revenues and station operating expenses; and (3) an increase in corporate general and administrative expenses of $1.0 million, due to the factors described above under corporate general and administrative expenses.

Same Station Considerations:

•              Operating income in 2006 was not affected as there were no acquisitions and dispositions of radio stations or significant contracts which were not owned or operated by us for the entire period ended March 31, 2006.

•              Operating income in 2005 would have been higher by $0.4 million if we had adjusted operating income to give effect to acquisitions and dispositions of radio stations and significant contracts as of January 1, 2005 (exclusive of depreciation and amortization expenses where applicable).

Interest Expense:

	Three Months Ended
	March 31, 2006	March 31, 2005
	(dollars in millions)
Interest Expense	$9.7	$6.6
Amount of Change	$3.1
Percentage Change	47.0%

The increase in interest expense of $3.1 million was primarily attributable to: (1) higher average outstanding debt under our senior credit agreement used to finance: (a) the repurchase of our Class A common stock in the amount of $77.2 million for the three months ended March 31, 2006 and $188.4 million during the year ended December 31, 2005, under several stock repurchase programs; and (b) an acquisition (net of a disposition) in the amount of $38.3 million in Greenville during the fourth quarter of 2005; and (2) higher interest rates on outstanding debt during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Income Before Income Taxes:

	Three Months Ended
	March 31, 2006	March 31, 2005
	(dollars in millions)
Income Before Income Taxes	$12.6	$26.5
Amount of Change	$-13.9
Percentage Change	-52.5%

The decrease in income before income taxes of $13.9 million was mainly attributable to: (1) a decrease in operating income, for the factors described above under operating income; (2) an increase in interest expense of $3.1 million to $9.7 million for the three months ended March 31, 2006 from $6.6 million for the three months ended March 31, 2005, for the reasons described above under interest expense; and (3) a decrease in net gain on derivative instruments of $0.4 million to a net gain of $0.3 million for the three months ended March 31, 2006 as compared to a net gain of $0.7 million for the three months ended March 31, 2005.

Income Taxes:

	Three Months Ended
	March 31, 2006	March 31, 2005
	(dollars in millions)
Income Tax	$4.8	$10.3
Amount of Change	$-5.5
Percentage Change	-53.4%

The decrease in income taxes of $5.5 million is primarily a result of a decrease in income before income taxes. Our effective income tax rate, which is based on the estimated annual effective tax rate, was 38.4% for the three months ended March 31, 2006 as compared to 38.8% for the three months ended March 31, 2005. The decrease in our income tax rate for the three months ended March 31, 2006 was primarily attributable to changes in apportioned income to the states in which we operate and federal income tax credits from the effect of Hurricane Katrina. The current and deferred portions of our income tax expense were a current income tax credit of $4.5 million and a deferred income tax expense of $9.3 million, respectively, for the three months ended March 31, 2006. The current and deferred portions of our income tax expense were $1.6 million and $8.7 million, respectively, for the three months ended March 31, 2005.

We estimate that our annual effective tax rate for 2006 will be 38.4%, which amount may fluctuate from quarter to quarter. Our effective tax rate may be materially impacted by: (1) changes in the level of income in any of our taxing jurisdictions; (2) regulatory changes in certain states in which we operate; (3) changes in the expected outcome of tax audits; (4) changes in the estimate of expenses that are not deductible for tax purposes; and/or (5) changes in the deferred tax valuation allowance.

Our net non-current deferred tax liability was $202.5 million and $192.8 million as of March 31, 2006 and December 31, 2005, respectively. The deferred tax liability primarily relates to differences between book and tax bases of our FCC licenses. Under the provisions of Statement of Financial Accounting Standards No. 142, or SFAS No. 142, we do not amortize our FCC licenses for financial statement purposes, but instead test them annually for impairment. As our FCC licenses continue to amortize for tax purposes, our deferred tax liability will increase over time. We do not expect the significant portion of our deferred tax liability to reverse over time unless: (1) our FCC licenses become impaired; or (2) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire Company in a taxable transaction.

Net Income:

	Three Months Ended
	March 31, 2006	March 31, 2005
	(dollars in millions)
Net Income	$7.8	$16.2
Amount of Change	$-8.4
Percentage Change	-51.9%

The decrease in net income of $8.4 million was primarily attributable to the reasons described above under income before income taxes, net of income tax expense.

Liquidity And Capital Resources

Since we began our share repurchase initiative in May 2004, we have used a portion of our capital resources to repurchase shares of our Class A common stock (see “Liquidity and Capital Resources,” Share Repurchase Programs below). Generally, our acquisitions, share repurchases, reductions of our outstanding debt and other capital requirements are funded from one or a combination of the following sources: (1) our credit agreement; (2) the issuance and sale of securities; (3) internally generated cash flow; and (4) the swapping of our radio stations in transactions which qualify as “like-kind” exchanges under Section 1031 of the Internal Revenue Code.

Our Board of Directors declared, at its February 2006 meeting, a quarterly cash dividend of $0.38 per share of our Class A and Class B common stock. The dividend was paid on March 30, 2006 to our shareholders of record as of March 14, 2006. Prior to the declaration of this dividend and since becoming a public company in January 1999, we had not declared any dividends on any class of our common stock. We expect to continue to declare and pay quarterly cash dividends. In the future, any payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other factors, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions including the provisions of our senior and subordinated debt, and other considerations that the Board of Directors deems relevant.

Our Bank Revolver

On August 12, 2004, we entered into a bank credit agreement, our Bank Revolver, with a syndicate of banks, for a five-year senior secured revolving credit facility of $800.0 million. The Bank Revolver is secured by a pledge of 100% of the capital stock and other equity interest in all of our wholly owned subsidiaries. The Bank Revolver requires us to comply with certain financial covenants and leverage ratios which are defined terms within the agreement, including: (1) Total Debt to Operating Cash Flow; (2) Operating Cash Flow to Interest Expense; and (3) Operating Cash Flow to Fixed Charges. Upon the occurrence of certain events, our interest rate can increase to a maximum of Eurodollar plus 1.375% or prime plus 0.875%. We also pay a commitment fee that varies depending on certain financial covenants and the amount of the unused commitment, to a maximum of 0.375% per annum, on the average unused balance of the Bank Revolver. Management believes we are in compliance with all financial covenants and leverage ratios and all other terms of the Bank Revolver.

Liquidity

Our liquidity requirements are for working capital and general corporate purposes, including capital expenditures, and any one or more of the following: repurchase of stock, dividends and acquisitions. During the three months ended March 31, 2006, we paid $0.1 million in income taxes that included certain state taxes for 2005 and estimated certain state taxes for 2006. We anticipate that we will continue to make quarterly estimated federal and state income tax payments based upon expected quarterly taxable income. Capital expenditures for the three months ended March 31, 2006 were $3.7 million. We anticipate that capital expenditures in 2006 will consist of: (1) an amount between $5.0 million and $6.0 million for capital expenditures incurred in the ordinary course of business and for the conversion of our remaining FM stations to digital radio; and (2) between $6.0 million and $7.0 million incurred for the relocation and consolidation of our studio facilities in several of our markets. We anticipate that our capital expenditure needs for 2007 will be less than our needs in 2006.

As of March 31, 2006, we have a pending transaction to purchase a radio station serving the Springfield, Massachusetts radio market, for $5.8 million in cash. Under this agreement, we have funded $0.3 million into an escrow account to be applied against the purchase price upon closing. Closing is anticipated to occur in the second quarter of 2006. We intend to finance the pending acquisition primarily from available borrowings under the Bank Revolver.

We believe that cash on hand and cash from operating activities, together with available borrowings under the Bank Revolver, will be sufficient to permit us to meet our liquidity requirements for the foreseeable future, including cash to fund our operations and any acquisitions, repurchases of our stock and any dividends. We also believe that we will maintain compliance with the terms of our Bank Revolver. If we are not in compliance, however, there can be no assurance that we will be successful in amending the Bank Revolver or entering into a new credit agreement, obtaining additional financing or that we will be able to obtain such financing on terms acceptable to us, which could delay or impair our efforts to consummate current and future acquisitions. Failure to comply with our financial covenants or other terms of the Bank Revolver could result in the acceleration of the maturity of our outstanding debt.

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

As of March 31, 2006, we had credit available of $294.6 million under the Bank Revolver, subject to compliance with the covenants under the Bank Revolver at the time of borrowing. As of March 31, 2006, we had $12.6 million in cash and cash equivalents. During the three months ended March 31, 2006, we increased our net outstanding debt by $78.0 million, primarily to fund the repurchase our Class A common stock. As of March 31, 2006, we had outstanding: (1) $505.0 million of senior debt; (2) $150.0 million in senior subordinated notes; and (3) $0.4 million in a letter of credit.

Operating Activities

Net cash flows provided by operating activities were $13.8 million and $25.5 million for the three months ended March 31, 2006 and 2005, respectively. The decrease in 2006 was mainly attributable to: (1) a decrease in net income (net of gain on sale or disposal of assets) of $3.1 million to $7.6 million for the three months ended March 31, 2006 from $10.7 million for the three months ended March 31, 2005; and (2) an increase in working capital requirements of $8.4 million to $8.2 million for the three months ended March 31, 2006 as compared to working capital provided of $0.2 million for the three months ended March 31, 2005. The decrease in net gain on sale or disposal of assets of $5.4 million to $0.1 for the three months ended March 31, 2006 from $5.5 million for the three months ended March 31, 2005 was primarily from the disposition of a station in Seattle during the first quarter of 2005.

Investing Activities

Net cash flows used in investing activities were $3.0 million for the three months ended March 31, 2006, and net cash flows provided by investing activities were $2.4 million for the three months ended March 31, 2005.

The cash used in investing activities for the three months ended March 31, 2006 reflects additions to property and equipment of $3.7 million. The cash flows provided by investing activities for the three months ended March 31, 2005 primarily reflect proceeds of $7.8 million from the sale of stations in Seattle and Longview, offset by station acquisition deposits and costs of $3.5 million and additions to property and equipment of $1.9 million.

Financing Activities

Net cash flows used in financing activities were $14.2 million and $27.9 for the three months ended March 31, 2006 and 2005, respectively.

The cash flows used in financing activities reflect the repurchase of Class A common stock of $77.2 million and $89.1 million for the three months ended March 31, 2006 and 2005, respectively, offset by net borrowings of long-term debt of $78.0 million and $61.0 million for the three months ended March 31, 2006 and 2005, respectively.

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

Share Repurchase Programs

On May 8, 2006, we announced that our Board of Directors authorized a one-year share repurchase program of up to $100.0 million of our Class A common stock.

On December 13, 2005, our Board of Directors authorized a one-year share repurchase program of up to $100.0 million of our Class A common stock. Under this program, as of March 31, 2006, we repurchased 2.8 million shares in the amount of $81.5 million at an average price of $29.40 per share. Subsequent to March 31, 2006 and as of May 7, 2006, we purchased 0.7 million shares in the amount of $18.3 million at an average price of $27.89 per share. As of May 7, 2006, $0.2 million remained authorized as available for repurchase.

On March 17, 2005, November 1, 2004 and May 13, 2004, our Board of Directors authorized one-year share repurchase programs of up to $100.0 million of our Class A common stock for each program. On a combined basis under these three repurchase programs, we repurchased an aggregate of 8.7 million shares during in the amount of $300.0 million at an average price of $34.65 per share.

Contractual Obligations

The following table reflects a summary as of March 31, 2006 of our contractual obligations for the remainder of the year 2006 and thereafter:

	Payments due by period
		Less than	1 to 3	3 to 5	More Than 5
Contractual Obligations:	Total	1 year	years	years	years
	(amounts in thousands)

Long-term debt obligations (1)	$843,808	$30,591	$81,334	$545,599	$186,284
Operating lease obligations	53,614	6,279	16,520	13,772	17,043
Purchase obligations (2)	113,066	59,093	43,982	9,514	477
Other long-term liabilities (3)	209,325	1,920	805	807	205,793
Total	$1,219,813	$97,883	$142,641	$569,692	$409,597

(1)

(a) Our Bank Revolver had outstanding debt in the amount of $505.0 million as of March 31, 2006. The maturity under our Bank Revolver could be accelerated if we do not maintain certain covenants. The above table includes projected interest expense under the remaining term of the agreement.

(b) Under our $150.0 million 7.625% senior subordinated notes, the maturity could be accelerated if we do not maintain certain covenants or could be repaid in cash by us at our option prior to the due date of the notes. The above table includes projected interest expense under the remaining term of the agreement.

(2)	(a) We have an obligation to acquire the assets of a radio station in Springfield, Massachusetts, for a purchase price of $5.8 million.

(b) After extensive litigation, on May 19, 2003, we acquired a radio station for a purchase price of $21.2 million, which included an award by the court of $3.8 million in damages as an offset against the original $25.0 million purchase price. A successful appeal by the seller could reverse the $3.8 million in damages awarded by the court.

(c) We have $3.8 million in liabilities related to: (i) construction obligations in connection with the relocation and consolidation of certain of our studio facilities; (ii) our obligation to provide a letter of credit; and (iii) obligations to increase our interest in certain partnerships.

(d) In addition to the above, purchase obligations of $99.7 million include contracts primarily for on-air personalities, sports programming rights, ratings services, music licensing fees, equipment maintenance and certain other operating contracts.

(3)

Included within total other long-term liabilities of $209.3 million are deferred income tax liabilities of $202.5 million that are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax liabilities may vary according to changes in tax laws, tax rates and our operating results. As a result, it is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities have been reflected in the above table in the column labeled as “More Than 5 Years.”

Off-Balance Sheet Arrangements

We utilize letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under our Bank Revolver.

We enter into interest rate swap contracts to hedge a portion of our variable rate debt. See Note 7 in the accompanying condensed consolidated financial statements for a detailed discussion of our derivative instruments.

In connection with our pending acquisition of a radio station serving the Springfield, Massachusetts radio market, we determined that FIN 46R was not applicable as of March 31, 2006. The seller, as the primary beneficiary, would incur the expected losses that could arise from the entities holding the assets to be acquired. As a result, we did not include in the condensed consolidated balance sheets as of March 31, 2006 the fair value of all of the assets and liabilities of the seller’s entities that contained the assets that are to be acquired under the asset purchase agreement. Upon closing of this transaction during the second quarter of 2006, we expect to consolidate the assets that are to be acquired under the asset purchase agreement.

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at March 31, 2006. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

FSP No. FAS 13-1

On October 6, 2005, the FASB issued Staff Position No. FAS 13-1 , or FSP No. FAS 13-1, that addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. Under FSP No. FAS 13-1, rental costs associated with ground or building operating leases, that are incurred during a construction period, shall be recognized as rental expense and included in income from continuing operations. The guidance in this FSP was applied effective January 1, 2006. The adoption of FSP No. FAS 13-1 did not have a material effect on our financial position, results of operations or cash flows.

SFAS No. 154

On June 1, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which required entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, or APB No. 20, “Accounting Changes,” which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. In addition, another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB Opinion No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that were made by us beginning January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on our financial position, results of operations or cash flows.

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

Allowance For Doubtful Accounts

We must make an estimated allowance for doubtful accounts for estimated losses resulting from our customers’ inability to make payments to us. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our historical estimates have usually averaged less than 4.0% of our outstanding receivables and have been a reliable method to estimate future allowances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances could be required. The effect of a 1% increase in our allowance for our outstanding receivables as of March 31, 2006, from 4.7% to 5.7% or from $3.4 million to $4.1 million, would result in a decrease in net income of $0.4 million, net of taxes, for the three months ended March 31, 2006.

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of March 31, 2006, we recorded approximately $1.5 billion in radio broadcasting licenses and goodwill, which represented approximately 87.4% of our total assets. In assessing the recoverability of these assets, we must conduct annual impairment testing required by SFAS No. 142 and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value. We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value contains assumptions incorporating variables that are based on past experiences and judgments about future performance of our stations. These variables would include but not be limited to: (1) the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values.

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

The effect of a 1% increase in our estimated tax rates, as of March 31, 2006, would result in an increase in income tax expense of $0.1 million to $4.9 million from $4.8 million for the three months ended March 31, 2006. The 1% increase in income tax expense would result in a decrease in net income of $0.1 million (net income per diluted share of $0.01) for the three months ended March 31, 2006.

Intangibles

As of March 31, 2006, approximately 87.4% of our total assets consisted of radio broadcast licenses and goodwill, the value of which depends upon the operational results of our business. We could not operate the radio stations without the related FCC license for each station. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. Historically, all of our licenses have been renewed at the end of their respective eight-year periods, and we expect that all licenses will continue to be renewed in the future.

Inflation

Inflation has affected our performance in terms of higher costs for radio station operating expenses, including wages and equipment. The exact impact is indeterminable.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt. Under certain covenants that are measured periodically, we may be required from time to time to protect ourselves from interest rate fluctuations through the use of derivative rate hedging instruments. If the borrowing rates under LIBOR were to increase 1% above the current rates as of March 31, 2006, our interest expense on our senior debt would increase by approximately $4.8 million on an annual basis, including any interest expense associated with the use of derivative rate hedging instruments as described below. We do not have interest rate risk related to our senior subordinated notes, which have a fixed interest rate of 7.625%.

As of March 31, 2006, we had a derivative rate hedging transaction in place for a notional amount of $30.0 million that effectively fixes LIBOR at 5.8% and expires in 2008. The fair value of the rate hedging transaction as of March 31, 2006, based upon current market rates, is included as derivative instruments in other long-term liabilities according to the maturity date of the instrument. Our rate hedging transaction is tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The fair value of the hedging transaction is affected by a combination of several factors, including the change in the three-month LIBOR rate and the forward interest rate to maturity. Any increase in the three-month LIBOR rate and/or the forward interest rate to maturity results in a more favorable valuation, while any decrease in the three-month LIBOR rate and/or forward interest rate to maturity results in a less favorable valuation. Our credit exposure under this hedging agreement, or similar agreements we may enter into in the future, is the cost of replacing an agreement in the event of nonperformance by our counter-party. Our derivative instrument liability as of March 31, 2006 was $0.4 million, which represented a decrease of $0.3 million from the balance as of December 31, 2005. This decrease in liability was due primarily to an increase in the forward interest rate to maturity and a decrease in the remaining period of our outstanding hedge.

Our cash equivalents are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. We do not believe that we have any material credit exposure with respect to these assets.

Our credit exposure related to our accounts receivable does not represent a significant concentration of credit risk due to the quantity of local advertisers with local business representing a high percentage of our business, the minimal reliance on any one advertiser, the multiple markets in which we operate and the wide variety of advertising business sectors.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the most recently completed quarterly period. Based on the foregoing, our President/Chief Executive Officer and Executive Vice President/Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                  Legal Proceedings

Except as described in Part II, Item 1, Legal Proceedings, there have been no material developments relating to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on February 24, 2006.

In January 2005, we received a subpoena from the Office of Attorney General of the State of New York, as did several other radio broadcasting companies and record companies operating in the State of New York. These subpoenas were issued in connection with the New York Attorney General’s investigation of promotional practices involved in record companies’ dealings with radio stations. We have cooperated with this investigation and will continue to do so. In connection with this investigation, the New York Attorney General’s Office has entered into settlement agreements with two record companies, which included both business practice reforms and financial penalties. On March 8, 2006 the Attorney General of the State of New York filed an action in the Supreme Court of the State of New York against us alleging that we have engaged in and continue to engage in deceptive acts and practices in connection with the airplay of current music. In response, on April 10, 2006 we filed a motion to dismiss. We cannot predict the outcome of this litigation and whether it will have a material impact on us.

As a result of the New York Attorney General’s investigation of promotional practices involved in record companies’ dealings with radio stations, the FCC has announced increased enforcement activity in the area of sponsorship identification and payola, which is prohibited by the Communications Act. We have responded to inquiries by the FCC and have cooperated with the FCC in this investigation. On April 19, 2006, we received a Letter of Inquiry from the FCC requesting additional information. We have cooperated with this investigation and will continue to do so. We cannot predict the outcome of this litigation and whether it will have a material impact on us.

ITEM 1A.               Risk Factors

There have been no material changes from the Risk Factors described in our Form 10-K, filed with the SEC on February 24, 2006.

ITEM 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ending March 31, 2006, we made repurchases of our Class A common stock pursuant to a one-year $100.0 million share repurchase programs adopted by our Board of Directors on December 13, 2005. The following table provides information on our repurchases during the quarter ended March 31, 2006:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs
January 1, 2006 - January 31, 2006 (1)	1,014,000	$30.32	1,014,000	$64,964,403
February 1, 2006 - February 28, 2006 (1)	536,700	$28.62	536,700	$49,602,971
March 1, 2006 - March 31, 2006 (1)	1,079,000	$28.83	1,079,000	$18,497,419
Total	2,629,700		2,629,700

(1)           On December 13, 2005, our Board of Directors announced the adoption of a plan to repurchase up to $100.0 million of our Class A common stock (the “December 2005 Plan”). The December 2005 expires on December 12, 2006.

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

10.01	The summary of cash annual bonuses to our named executive officers made on March 14, 2006. (3)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)	Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999. (File No. 333-61381)
(2)	Incorporated by reference to an exhibit (as indicated above) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 13, 2002.
(3)	Incorporated by reference to our Current Report on Form 8-K, as filed on March 16, 2006.
(4)	Filed herewith.
(5)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP.
(Registrant)

Date: May 9, 2006	/S/ David J. Field
Name: David J. Field
Title: President and Chief Executive Officer
(principal executive officer)

Date: May 9, 2006	/S/ Stephen F. Fisher
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

10.01	The summary of cash annual bonuses to our named executive officers made on March 14, 2006. (3)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)	Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999. (File No. 333-61381)
(2)	Incorporated by reference to an exhibit (as indicated above) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 13, 2002.
(3)	Incorporated by reference to our Current Report on Form 8-K, as filed on March 16, 2006.
(4)	Filed herewith.
(5)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.