Form 10-Q
period 2006-06-30
ENTERCOM COMMUNICATIONS CORP
filed 2006-08-03
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Class A common stock,  $.01 par value — 32,064,083 Shares Outstanding as of July 25, 2006

Class B common stock,  $.01 par value — 8,271,805 Shares Outstanding as of July 25, 2006

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

i

PART I

FINANCIAL INFORMATION

ITEM 1.          Financial Statements

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005
(amounts in thousands)
(unaudited)

ASSETS

	JUNE 30, 2006	DECEMBER 31, 2005
CURRENT ASSETS:
Cash and cash equivalents	$15,254	$16,071
Accounts receivable, net of allowance for doubtful accounts	85,779	76,927
Prepaid expenses and deposits	6,847	6,521
Prepaid and refundable income taxes	8,314	6,362
Deferred tax assets	3,232	3,002
Total current assets	119,426	108,883

INVESTMENTS	3,960	6,251

PROPERTY AND EQUIPMENT:
Land, land easements and land improvements	14,461	14,510
Buildings	18,945	14,462
Equipment	109,391	107,626
Furniture and fixtures	14,559	14,668
Leasehold improvements	15,098	15,098
	172,454	166,364
Accumulated depreciation	(88,186)	(81,604)
	84,268	84,760
Capital improvements in progress	4,598	6,052
Net property and equipment	88,866	90,812

RADIO BROADCASTING LICENSES - Net	1,321,598	1,321,598

GOODWILL - Net	157,227	157,227

DEFERRED CHARGES AND OTHER ASSETS - Net	13,486	12,987

TOTAL	$1,704,563	$1,697,758

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005
(amounts in thousands)
(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	JUNE 30, 2006	DECEMBER 31, 2005
CURRENT LIABILITIES:
Accounts payable	$3,090	$1,326
Accrued expenses	12,469	19,240
Accrued liabilities:
Salaries	7,494	7,076
Interest	4,581	4,438
Advertiser obligations and commissions	1,656	1,670
Other	2,880	1,188
Current portion of long-term debt	19	19
Total current liabilities	32,189	34,957

LONG-TERM LIABILITIES:
Senior debt	519,230	427,240
7.625% senior subordinated notes	150,000	150,000
Deferred tax liabilities	211,004	192,783
Other long-term liabilities	6,974	7,063
Total long-term liabilities	887,208	777,086
Total liabilities	919,397	812,043

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	403	428
Additional paid-in capital	642,829	738,384
Retained earnings	142,344	148,141
Unearned compensation for unvested shares of restricted stock	—	(2,242)
Accumulated other comprehensive income (loss)	(410)	1,004
Total shareholders’ equity	785,166	885,715
TOTAL	$1,704,563	$1,697,758

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(amounts in thousands, except share and per share data)
(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2006	2005
NET REVENUES	$207,594	$213,796
OPERATING (INCOME) EXPENSE:
Station operating expenses, including non-cash compensation expense of $275 in 2006	125,807	124,001
Depreciation and amortization	7,849	7,983
Corporate general and administrative expenses, including non-cash compensation expense of $1,499
in 2006 and $446 in 2005	12,490	9,598
Time brokerage agreement income	—	(24)
Net (gain) loss on sale or disposal of assets	145	(5,492)
Total operating expense	146,291	136,066
OPERATING INCOME	61,303	77,730

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing costs of $658 in each of 2006 and 2005	20,750	14,002
Interest income	(286)	(134)
Dividend income from investments	(49)	—
Net gain on derivative instruments	(509)	(544)
Gain on investments	—	(1,069)
TOTAL OTHER EXPENSE	19,906	12,255

INCOME BEFORE INCOME TAXES	41,397	65,475

INCOME TAXES	16,511	24,963

NET INCOME	$24,886	$40,512

NET INCOME PER SHARE - BASIC	$0.62	$0.87
NET INCOME PER SHARE - DILUTED	$0.61	$0.86

DIVIDENDS PER SHARE	$0.76	$—

WEIGHTED AVERAGE SHARES:
Basic	40,456,672	46,739,220
Diluted	40,628,271	47,021,613

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(amounts in thousands, except share and per share data)
(unaudited)

	THREE MONTHS ENDED JUNE 30,
	2006	2005
NET REVENUES	$116,459	$119,489

OPERATING (INCOME) EXPENSE:
Station operating expenses, including non-cash compensation expense of $215 in 2006	66,241	65,493
Depreciation and amortization	3,926	3,947
Corporate general and administrative expenses, including non-cash compensation expense of $1,288 in 2006 and $217 in 2005	6,529	4,618
Net loss on sale or disposal of assets	270	41
Total operating expense	76,966	74,099
OPERATING INCOME	39,493	45,390

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing costs of $329 in each of 2006 and 2005	11,066	7,384
Interest income	(151)	(78)
Dividend income from investments	(25)	—
Net (gain) loss on derivative instruments	(213)	166
Gain on investments	—	(1,028)
TOTAL OTHER EXPENSE	10,677	6,444

INCOME BEFORE INCOME TAXES	28,816	38,946

INCOME TAXES	11,685	14,671

NET INCOME	$17,131	$24,275

NET INCOME PER SHARE - BASIC AND DILUTED	$0.43	$0.53

DIVIDENDS PER SHARE	$0.38	$—

WEIGHTED AVERAGE SHARES:
Basic	39,572,195	45,855,140
Diluted	39,797,280	46,135,783

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(amounts in thousands)
(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2006	2005
NET INCOME	$24,886	$40,512

OTHER COMPREHENSIVE LOSS, NET OF TAX BENEFIT:
Unrealized loss on investments, net of a tax benefit of $896 in 2006 and $680 in 2005	(1,414)	(1,078)

COMPREHENSIVE INCOME	$23,472	$39,434

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(amounts in thousands)
(unaudited)

	THREE MONTHS ENDED JUNE 30,
	2006	2005
NET INCOME	$17,131	$24,275

OTHER COMPREHENSIVE LOSS, NET OF TAX BENEFIT:
Unrealized loss on investments, net of a tax benefit of $702 in 2006 and $798 in 2005	(1,107)	(1,265)

COMPREHENSIVE INCOME	$16,024	$23,010

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2006 AND YEAR ENDED DECEMBER 31, 2005
(amounts in thousands, except share data)
(unaudited)

								Other
	Common Stock				Additional		Unearned	Comprehensive
	Class A		Class B		Paid-in	Retained	Compen-	Income
	Shares	Amount	Shares	Amount	Capital	Earnings	sation	(Loss)	Total
Balance, December 31, 2004	40,364,085	$404	8,271,805	$82	$925,883	$69,780	$(2,853)	$2,777	$996,073
Net income	—	—	—	—	—	78,361	—	—	78,361
Compensation expense valuation adjustment for restricted stock issued in 2004	—	—	—	—	(204)	—	204	—	—
Compensation expense related to granting of restricted stock	15,015	—	—	—	466	—	407	—	873
Tax benefit adjustment related to the issuance of restricted stock	—	—	—	—	251	—	—	—	251
Issuance of Class A common stock related to an incentive plan	18,540	—	—	—	509	—	—	—	509
Exercise of stock options	5,874	—	—	—	175	—	—	—	175
Tax benefit adjustment related to option exercises	—	—	—	—	(391)	—	—	—	(391)
Class A common stock repurchase	(5,793,400)	(58)	—	—	(188,305)	—	—	—	(188,363)
Net unrealized loss on investments	—	—	—	—	—	—	—	(1,773)	(1,773)
Balance, December 31, 2005	34,610,114	$346	8,271,805	$82	$738,384	$148,141	$(2,242)	$1,004	$885,715
Net income	—	—	—	—	—	24,886	—	—	24,886
Reclassification of unearned compensation	—	—	—	—	(2,242)	—	2,242	—	—
Compensation expense related to granting of stock options	—	—	—	—	57	—	—	—	57
Compensation expense related to granting of restricted stock	717,475	7	—	—	1,505	—	—	—	1,512
Issuance of Class A common stock related to an incentive plan	12,583	—	—	—	333	—	—	—	333
Exercise of stock options	9,111	—	—	—	258	—	—	—	258
Class A common stock repurchase	(3,285,200)	(32)	—	—	(95,466)	—	—	—	(95,498)
Payments of dividends	—	—	—	—	—	(30,405)	—	—	(30,405)
Accrued dividends on restricted stock units	—	—	—	—	—	(278)	—	—	(278)
Net unrealized loss on investments	—	—	—	—	—	—	—	(1,414)	(1,414)
Balance, June 30, 2006	32,064,083	$321	8,271,805	$82	$642,829	$142,344	$—	$(410)	$785,166

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(amounts in thousands)
(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$24,886	$40,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes amortization of station operating expenses of $5 in each of 2006 and 2005	7,854	7,988
Amortization of deferred financing costs	658	658
Deferred taxes	18,266	17,369
Tax benefit on exercise of options	11	11
Provision for bad debts	1,174	1,701
(Gain) loss on dispositions and exchanges of assets	145	(5,492)
Non-cash stock-based compensation expense	1,774	446
Gain on investments	—	(1,069)
Net gain on derivative instruments	(509)	(544)
Deferred rent	52	725
Unearned revenue - long-term	(18)	361
Deferred compensation	451	371
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
Accounts receivable	(10,022)	(10,745)
Prepaid expenses and deposits	(325)	(4,452)
Prepaid and refundable income taxes	(1,952)	575
Accounts payable and accrued liabilities	(4,648)	2,476
Net cash provided by operating activities	37,797	50,891
INVESTING ACTIVITIES:
Additions to property and equipment	(5,949)	(4,822)
Proceeds from sale of property, equipment, intangibles and other assets	277	7,823
Deferred charges and other assets	(143)	(78)
Purchases of investments	(48)	(52)
Proceeds from investments	29	2,261
Station acquisition deposits and costs	601	(3,591)
Net cash provided by (used in) investing activities	(5,233)	1,541
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	111,000	98,000
Payments of long-term debt	(19,009)	(57,509)
Proceeds from issuance of stock under the employee stock plan	284	278
Purchase of the Company’s Class A common stock	(95,498)	(94,071)
Proceeds from the exercise of stock options	247	132
Payment of cash dividends	(30,405)	—
Net cash used in financing activities	(33,381)	(53,170)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(817)	(738)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	16,071	11,844
CASH ADJUSTMENT FOR REVERSAL OF DECONSOLIDATED SUBSIDIARIES	—	2
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,254	$11,108

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(amounts in thousands, except share data)
(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$19,948	$13,356
Income taxes paid	$52	$6,874

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES -

For the six months ended June 30, 2006 and 2005, the Company increased its additional paid-in-capital by $16.4 million and $0.5 million, respectively, in connection with the issuance of certain awards of Restricted Stock for 717,475 shares and 13,550 shares, respectively, of Class A common stock.

For the six months ended June 30, 2005, the Company decreased its additional paid-in-capital by $0.4 million in connection with tax benefits associated with the exercise of stock options.

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005

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

Use Of Estimates

The Company makes estimates and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes. The Company uses estimates to determine the remaining economic lives and carrying values of property and equipment and other definite-lived intangible assets. The Company estimates the fair value of the Company’s radio broadcasting licenses and goodwill for purposes of testing for impairment. The Company also uses assumptions when employing the Black-Scholes valuation model to estimate the fair value of stock options and lattice models for certain restricted stock units (see Note 2). Despite the Company’s intention to establish accurate estimates and assumptions, actual results may differ from the Company’s estimates.

Sports Programming Costs

The Company records the costs associated with sports programming agreements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 63, “Financial Reporting by Broadcasters.”  Programming costs which are for a specified number of events are amortized on an event-by-event basis, and programming costs which are for a specified season are amortized over the season on a straight-line basis.

Recent Accounting Pronouncements

FIN 48

On July 13, 2006, the FASB issued FIN 48, “Accounting For Uncertainty In Income Taxes, And Related Implementation Issues” that provides guidance on the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions that a company has taken or expects to take on a tax return.  Under FIN 48, financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts.  The interpretation also revises the disclosure requirements and is effective for the Company as of January 1, 2007. The Company is currently evaluating FIN 48 and its effect on the Company’s financial position, results of operations or cash flows.

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

2.             SHARE-BASED COMPENSATION

Under the Entercom Equity Compensation Plan (the “Plan”), the Company may issue up to 10.0 million shares of Class A common stock (on January 1 of each year, the 10.0 million shares authorized increases by an amount of up to 1.5 million). As of June 30, 2006, 2.3 million shares are available for future grant. The Plan allows for key employees, directors and consultants to receive share-based compensation awards. The restricted stock units and options that have been issued vest over periods of up to four years. The options expire ten years from the date of grant. The Company issues new shares upon the exercise of stock options and the issuance of restricted stock (or restricted stock units).

On December 13, 2005, the Company accelerated the vesting of unvested “out-of-the-money” options with grant dates prior to January 1, 2005 and with exercise prices above $29.27 per share, that were held by employees, officers and directors.  The primary purpose of accelerating the vesting was to avoid recognizing pretax stock-based compensation expense of $18.5 million in future periods under SFAS No. 123R for the subject options. The vesting of options to purchase approximately 2.1 million shares of the Company’s Class A common stock with exercise prices ranging from $31.67 per share to $57.15 per share, with a weighted average exercise price of $42.56 per share, was accelerated, including options to purchase 645,831 shares held by the Company’s executive officers and options to purchase 38,750 shares held by the Company’s non-employee directors. All other terms of the awards remain unchanged.

Adoption Of SFAS No. 123R

On January 1, 2006, the Company adopted SFAS No. 123R, as revised, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. SFAS No. 123R supersedes the Company’s previous accounting under ABP Opinion No. 25. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

The Company determined its additional paid-in capital pool as of December 31, 2005 without the use of the transition method allowed under FASB FSP No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Award,” that was issued on November 10, 2005. The purpose of determining the additional paid-in capital pool was to establish the excess tax benefits related to share-based payment awards that will be available to absorb tax deficiencies recognized subsequent to the adoption of  SFAS No. 123R.

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

Stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the six months and three months ended June 30, 2006 included compensation expense for share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R and compensation expense for share-based payment awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. The Company used the straight-line single option method for recognizing compensation expense under SFAS No. 123 and SFAS No. 123R. For the six months and three months ended June 30, 2006, stock-based compensation expense, which is based on awards ultimately expected to vest, was reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Under the provisions of SFAS No. 123, for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The Company chose to use the modified prospective application implementation strategy. Accordingly, the financial statements for the six months and three months ended June 30, 2005 were not restated but disclosure of the pro forma effect on net income for the six months and three months ended June 30, 2005, prior to adoption of SFAS No. 123R, is included below in Note 2, Share-Based Compensation - Pro Forma Information Under SFAS No. 123.  If SFAS No. 123R had been adopted for the six months and three months ended June 30, 2005, net income would have been negatively impacted by $5.0 million and  $2.5 million, respectively ($0.11 per basic and $ 0.10 per fully diluted share and $0.06 per basic and fully diluted share, respectively).

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

Valuation Model Assumptions

The Company applied modification accounting under the provisions of SFAS No. 123R for those options subject to the option exchange program as described below under Note 2 — Option Exchange Program.  It was not necessary for the Company to apply the option-pricing model method of valuation for share-based awards issued under the provisions of SFAS No. 123R as there were no options granted during the six months ended June 30, 2006.

For the six months and three months ended June 30, 2005, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Six and Three Months Ended June 30, 2005

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

The weighted average fair value of each option granted for the six and three months ended June 30, 2005 was $9.38 and $9.31, respectively.

Option Activity

During the six months ended June 30, 2005, the Company issued non-qualified options to purchase 0.1 million shares of its Class A Common Stock at prices per share ranging from $32.17 to $35.05 and decreased its additional paid-in capital by $0.4 million in connection with tax benefits associated with the exercise of stock options. All of these options vest over a four-year period.

The total intrinsic value of options exercised was $30 thousand and $28 thousand during the six months ended June 30, 2006 and 2005, respectively. Cash received from stock option exercises for the six months ended June 30, 2006 and 2005 was $247 thousand and $143 thousand, respectively. The income tax benefit from stock option exercises was  $11 thousand for each of the six month periods ended June 30, 2006 and 2005.

The following table presents the option activity under our stock option plan for the six months ended June 30, 2006:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value As of June 30, 2006
	(amounts in thousands)
Options outstanding as of December 31, 2005	6,159,838	$41.35
Options granted	—	$—
Options exercised	(9,111)	$27.11
Options forfeited	(1,500)	$33.90
Options expired	(166,498)	$43.92
Outstanding as of June 30, 2006	5,982,729	$41.30	5.9	$1,436,277
Options vested and expected to vest as of June 30, 2006	5,973,952	$41.31	5.9	$1,436,277
Options vested and exercisable as of June 30, 2006	5,933,479	$41.37	5.8	$1,436,277
Weighted average remaining recognition period in years	1.7

As of June 30, 2006, $0.3 million of accumulated unrecognized compensation costs related to unvested stock options, net of forfeitures, is expected to be recognized in future periods over a weighted average period of 1.7 years.

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2006:

		Options Outstanding			Options Exercisable
Exercise Prices		Number of Options Outstanding at June 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable at June 30, 2006	Weighted Average Exercise Price
$18.00	$31.67	752,000	3.9	$25.42	738,000	$25.34
$31.69	$34.44	87,000	6.6	$33.76	52,125	$33.76
$35.05	$35.05	980,750	8.4	$35.05	980,375	$35.05
$35.06	$42.88	818,731	4.4	$40.68	818,731	$40.68
$43.15	$44.63	59,250	4.8	$43.89	59,250	$43.89
$45.03	$45.03	997,916	6.7	$45.03	997,916	$45.03
$45.36	$47.82	600,400	3.7	$46.85	600,400	$46.85
$48.00	$57.63	1,686,682	6.3	$48.42	1,686,682	$48.42
		5,982,729			5,933,479

Restricted Stock Units

Based upon trends in long-term compensation awards and market conditions, the Company modified its approach towards equity compensation awards issued to its key employees by granting a combination of restricted stock units with service conditions and restricted stock units with service and market conditions, in lieu of stock options. The adoption of SFAS No. 123R resulted in certain changes to the Company’s accounting for its restricted stock units. The fair value of restricted stock units with service conditions is estimated based on the market value stock price on the date of the grant, and the fair value of restricted stock units with service and market conditions is estimated using a lattice model as described below.

Restricted Stock Units With Service And Market Conditions

During the six months and three months ended June 30, 2006, the Company issued to its executive officers 240,000 restricted stock units with service and market conditions. These shares will vest based on the achievement of market conditions, which are specified stock price appreciation milestones over a period of less than four years. Shares will vest if a particular milestone is reached and maintained, based upon the closing price of the Company’s stock on the New York Stock Exchange for ten consecutive trading days.  The market condition allows for vesting of portions of the award as each milestone is reached.  In the event the market condition is not satisfied and the service period is fulfilled, the compensation expense is not reversed.

Valuation Model For Restricted Stock Units With Service And Market Conditions

To determine the fair value of restricted stock units with service conditions and market conditions, the Company used the Monte Carlo simulation model. The Company’s determination of the fair value was based on the number of shares granted, the Company’s stock price on the date of grant and the use of certain assumptions regarding a number of highly complex and subjective variables. If other reasonable assumptions are used, the results may differ. The Company used the following assumptions when applying the Monte Carlo simulation model:

Expected Volatility Term Structure - The Company estimated the volatility term structure of an amount that ranged between 19% and 23% using: (1) the historical volatility of its stock; and (2) the implied volatility provided by its traded options from a trailing month’s average of the closing bid-ask price quotes.

Risk-Free Interest Rate — The Company estimated the risk-free interest rate at 5.1% based upon the implied yield available on U.S. Treasury issues using a constant maturity treasury bond rate as of the date of grant.

Expected Dividends — The Company calculated the expected dividend yield of 5.3% by annualizing the cash dividend declared by the Company’s Board of Directors for the current quarter and dividing that result by the closing stock price on the date of grant.

The Company calculated a derived service period of approximately 14 months using the Monte Carlo simulation model to calculate a range of possible future stock prices for the Company.  The weighted average expected fair value of the restricted stock units with market and service conditions was $11.89 per share and is amortized over the derived service periods. If vesting occurs as a result of market performance of the Company’s common stock, the compensation expense related to the vested awards that have not previously been amortized is recognized upon vesting.

Restricted Stock Unit Activity

The total number of restricted stock units expected to vest is adjusted by estimated forfeitures. As of June 30, 2006, there was $17.0 million of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a remaining weighted-average recognition period of 1.9 years. The unamortized compensation expense of $2.2 million related to unvested restricted stock units was recorded as unearned compensation for unvested shares of restricted stock in shareholders’ equity at December 31, 2005. In connection with the adoption of SFAS No. 123R on January 1, 2006, such amount was reclassified to a component of paid-in capital. During the six months ended June 30, 2006 and 2005, 38 units and 2,152 units, respectively, of restricted stock were released.  There were no releases of restricted stock units during the three months ended June 30, 2006 and 2005.

During the six months ended June 30, 2006, the Company issued 718 thousand units of restricted stock at a weighted average fair value of $22.86 and increased its additional paid-in capital by $16.4 million (amounts include restricted stock units issued with service and market conditions). During the six months ended June 30, 2005, the Company issued 14 thousand units of restricted stock (net of 450 forfeited units) at a weighted average fair value of $31.90 and increased its additional paid-in capital by $0.5 million (net of a valuation adjustment from previously issued shares of restricted stock).

A summary of the Company’s outstanding restricted stock units as of June 30, 2006, and changes in restricted stock units under the Plan during the six months ended June 30, 2006, is as follows:

			Weighted-	Aggregate
	Number of	Weighted-	Average	Intrinsic
	Restricted	Average	Remaining	Value As Of
	Stock	Purchase	Contractual	June 30,
	Units	Price	Term	2006
	(amounts in thousands)
Restricted stock units outstanding as of December 31, 2005	104,055	$—
Restricted stock units awarded	718,337	—
Restricted stock units released	(38)	—
Restricted stock units forfeited	(862)	—
Restricted stock units outstanding as of June 30, 2006	821,492	$—	2.7	$21,490,231
Restricted stock units expected to vest	815,582	$—	2.7	$21,335,625
Restricted stock units exercisable (vested and deferred)	5,910	$—	0.0	$154,606
Weighted average remaining recognition period in years	1.9

Recognized Non-Cash Compensation Expense

Stock-based compensation expense recognized under SFAS No. 123R for the six months ended June 30, 2006 was $1.8 million, which consisted of: (1) $1.7 million for awards of restricted stock units; and (2) $0.1 million for stock-based compensation expense related to employee stock options and employee stock purchases. Stock-based compensation expense recognized under SFAS No. 123R for the three months ended June 30, 2006 was $1.5 million, which consisted of: (1) $1.4 million for awards of restricted stock units; and (2) $0.1 million for stock-based compensation expense related to employee stock options and employee stock purchases.  In connection with the recognition of this expense, the Company recorded an income tax benefit of $0.3 million and $0.2 million for the six months and three months ended June 30, 2006, respectively.  The income tax benefits were reduced to reflect limitations for tax purposes on deductible compensation for certain key employees.

Stock-based compensation expense recognized under SFAS No. 123 for the six months and  three months ended June 30, 2005 was $0.4 million and $0.2 million, respectively, which consisted of awards of restricted stock units.

The following table summarizes recognized stock-based compensation expense related to employee stock options, employee stock purchases and awards of restricted stock units for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006	2005
	(amounts in thousands)

Station operating expenses	$275	$—
Corporate general and administrative expenses	1,499	446
Stock-based compensation expense included in operating expenses	1,774	446
Tax benefit	(294)	(173)
Recognized stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock units	$1,480	$273

The following table summarizes recognized stock-based compensation expense related to employee stock options, employee stock purchases and awards of restricted stock units for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006	2005
	(amounts in thousands)
Station operating expenses	$215	$—
Corporate general and administrative expenses	1,288	217
Stock-based compensation expense included in operating expenses	1,503	217
Tax benefit	(204)	(84)
Recognized stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock units	$1,299	$133

Option Exchange Program

On March 23, 2006, the Company’s Board of Directors approved an amendment to the Plan to permit an Option Exchange Program (the “OEP”), which was approved at the May 16, 2006 shareholders’ meeting. On June 5, 2006, the Company commenced its offer to exchange to the Company’s eligible employees and non-employee directors. The Company offered such persons the opportunity to make a one-time election to exchange all of their outstanding stock options with exercise prices equal to or greater than $40.00 per share for a lesser number of shares of the Company’s restricted stock. The restricted stock was granted on July 7, 2006, following the July 6, 2006 expiration of the offer to exchange. The exchange ratio under the OEP was fifteen-to-one such that, for each fifteen eligible options surrendered, the holder received one share of restricted stock. All shares of restricted stock issued under the OEP were granted under the Plan.  Options which were exchanged, net of shares of restricted stock issued, are not available for re-grant under the Plan.

Modification accounting for stock-based compensation applies to an exchange of share-based awards. The Company will recognize additional share-based compensation expense if, at the time the Company first makes the offer to exchange, the fair value of the new shares is greater than the fair value of the surrendered options. This difference in fair value will be recognized as an expense on a straight-line basis over the vesting period of the new shares.

On June 5, 2006, the fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: (1) a historical volatility of 46% over a period commensurate with the expected term of 6.25 years with the observation of the volatility on a daily basis; (2) an expected term of 6.25 years based upon the simplified plain-vanilla method as allowed under the provisions of SAB 107; (3) a risk-free interest rate of 5.2% that was consistent with the expected term of the stock options and was based on the U.S. Treasury yield curve in effect at the time of the grant; and (4) a dividend yield of 5.6% based upon the Company’s most recent quarterly dividend of $0.38 per share.  The Company expects to record the effect of the OEP on outstanding awards during the third quarter of 2006 and does not anticipate recording any share-based compensation expense related to the OEP.

Pro Forma Information Under SFAS No. 123

Prior to the adoption of SFAS No. 123R, the Company accounted for stock compensation under the intrinsic value method in accordance with the requirements of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, including FIN 44, “Accounting for Certain Transactions Involving Stock Compensation.”  Under these provisions, the Company has presented in the table below the required disclosure of the pro forma effects on net income and net income per share had the fair value recognition provisions of SFAS No. 123 been adopted for the six and three months ended June 30, 2005.

	Six Months Ended	Three Months Ended
	June 30, 2005
	(amount in thousands, except per share data)
Net income — as reported	$40,512	$24,275
Add: Compensation expense included in net income, net of taxes of $173 and $84 for the six and three months ended June 30, 2005, respectively	273	133
Subtract: Stock-based employee compensation expense determined under the fair value based method for all awards, net of taxes of $3,322 and $1,669 for the six and three months ended June 30, 2005, respectively	5,246	2,635
Net income — pro forma	$35,539	$21,773
Basic net income per share — as reported	$0.87	$0.53
Basic net income per share — pro forma	$0.76	$0.47
Diluted net income per share — as reported	$0.86	$0.53
Diluted net income per share — pro forma	$0.76	$0.47

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

If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company’s broadcasting licenses below the amount reflected in the balance sheet, the Company may be required upon retesting to recognize impairment charges in future periods. The amount of unamortized broadcasting licenses reflected in the balance sheet as of June 30, 2006 was $1.3 billion.

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

During each of the first quarters of 2006 and 2005, the Company completed the non-amortizing intangible asset impairment test for broadcasting licenses and determined that: (1) the reporting unit was a radio market; and (2) the fair value of the broadcasting licenses was equal to or greater than the amount reflected in the balance sheet for each of the

Company’s markets. Based upon the results of each of the asset impairment tests, no impairment charges were recorded.  No events occurred or circumstances changed since these tests were conducted that would, more likely than not, change the fair value of broadcasting licenses below the amount reflected in the balance sheets and, accordingly, no impairment charges were recorded for the six months ended June 30, 2006 and 2005.

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

The Company performed its annual impairment test during each of the second quarters of 2006 and 2005 and, as a result, the Company determined that it was not necessary to record an impairment charge for the six months ended June 30, 2006 and 2005. If actual market conditions are less favorable than those projected by the industry or the Company, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required upon retesting to recognize impairment charges in future periods. The amount of goodwill reflected in the balance sheet as of June 30, 2006 was $157.2 million.

There were no changes in the carrying amount of goodwill for the six months ended June 30, 2006.

 (B) Definite-Lived Intangibles

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, acquired advertising contracts and income leases that are amortized in accordance with SFAS No. 142. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The amount of the amortization expense for definite-lived intangible assets was $0.1 million and $0.3 million for the six months ended June 30, 2006 and 2005, respectively, and $0.1 million for the three months ended June 30, 2005. As of  June 30, 2006, the Company reflected $0.4 million in unamortized definite-lived assets, which amounts are included in deferred charges and other assets on the balance sheet.

The following is an estimate of the amortization expense for definite-lived assets, in thousands, for each of the succeeding years ending December 31:

Definitive- Lived Assets
Years ending December 31,
2006 (excludes the six months ended June 30, 2006)	$111
2007	144
2008	84
2009	44
2010	13
Thereafter	22
Total	$418

4.             ACQUISITIONS, DISPOSITIONS, OTHER EVENTS AND UNAUDITED PRO FORMA SUMMARY

Acquisitions For The Six Months Ended June 30, 2006

There were no acquisitions or dispositions during the six months ended June 30, 2006.

Other

On May 7, 2006, the Company renewed its rights agreement with the owners of the Boston Red Sox Baseball Club by entering into a multi-year agreement, effective with the start of the 2007 season, to broadcast and produce games, including related programming and promotional events, and to sell advertising time. In addition, the Company has provided the owners of the Boston Red Sox Baseball Club the option to invest as a minority partner in two of the Company’s radio stations and certain stations which may be acquired.  The rights agreement is subject to the approval of the Office of the Commissioner of Baseball, and the minority investment may be subject to the approval of the Federal Communications Commission.

Dispositions For The Six Months Ended June 30, 2005

Longview, Washington

On March 31, 2005, the Company completed the transaction to sell the radio station assets of KBAM-AM, KEDO-AM, KLYK-FM and KRQT-FM in Longview, Washington, for $2.2 million in cash. The Company recorded a  gain on the sale of assets of less than $0.1 million during the first quarter of 2005.

Seattle, Washington

On January 21, 2005, the Company completed the transaction to sell the radio station assets of KDDS-AM (the call letters were changed from KNWX-AM in December 2004) in Seattle, Washington, for $6.0 million in cash. The Company recorded a gain on sale of assets of $5.5 million during the first quarter of 2005. The Company believes that the elimination of this station will not alter the competitive position of the seven stations the Company continues to operate in this market.

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

Unaudited Pro Forma Summary Of Financial Information

The following unaudited pro forma summary of financial information presents the consolidated results of operations as if any acquisitions which occurred during the period of January 1, 2005 through June 30, 2006 had all occurred as of the beginning of the respective periods. The summary also includes certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund acquisitions which would have been incurred had such acquisitions occurred as of the beginning of the respective periods. There were no acquisitions during the six months and three months ended June 30, 2006; therefore, actual information appears in the tables below. These unaudited pro forma results, which do not reflect: (1) dispositions of radio stations; and (2) acquisitions and dispositions of certain contracts or joint sales agreements, have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future.

	Six Months Ended June 30,
	2006	2005
	(amounts in thousands, except per share data)
	Actual	Pro Forma
Net revenues	$207,594	$217,467
Net income	$24,886	$40,180
Net income per share - basic	$0.62	$0.86
Net income per share - diluted	$0.61	$0.85

	Three Months Ended June 30,
	2006	2005
	(amounts in thousands, except per share data)
	Actual	Pro Forma
Net revenues	$116,459	$121,557
Net income	$17,131	$24,360
Net income per share - basic & diluted	$0.43	$0.53

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

As of June 30, 2006, the Company had $519.0 million outstanding, as well as a $0.8 million Letter of Credit, under the Bank Revolver. Subject to covenant compliance at the time of each borrowing, the amount available under the Bank Revolver as of June 30, 2006 was $280.2 million.  Management believes that, as of June 30, 2006, the Company was in compliance with all financial covenants and leverage ratios and all other terms of the Bank Revolver.

Interest Rate Transactions

The Company enters into interest rate transactions with different banks to diversify its risk associated with interest rate fluctuations against the variable rate debt under the Bank Revolver and to comply with certain covenants under the Bank Revolver. Under these transactions, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt.  As of June 30, 2006, the Company had an interest rate transaction outstanding with a notional amount of $30.0 million and an initial term of 10 years, that expires in February 2008, that effectively fixes the interest at a rate of 5.8% on borrowings equal to the total notional amount (see Note 7, Derivative and Hedging Activities).

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

7.             DERIVATIVE AND HEDGING ACTIVITIES

In accordance with the provisions of SFAS No. 133, “Accounting for Derivative and Hedging Activities,” which was amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, the Company follows established accounting and reporting standards for: (1) derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives; and (2) hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects net income (loss). SFAS No. 133 defined new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting under this standard.  A derivative that does not qualify as a hedge is marked to fair value through the statement of operations. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedging transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item.  If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively (see Note 5, Senior Debt - Interest Rate Transactions).

During the six months ended June 30, 2006 and 2005, the Company had a derivative outstanding with a notional amount of $30.0 million that did not qualify for hedge accounting treatment. For the six months ended June 30, 2006 and 2005, the Company recorded to the statement of operations for each period a net gain of $0.5 million under net gain on derivative instruments. For the three months ended June 30, 2006 and 2005, the Company recorded to the statement of operations a net gain of $0.2 million and a net loss of $0.2 million, respectively, under net (gain) loss on derivative instruments.

Due to certain requirements under the Company’s Bank Revolver, the Company expects to enter into interest rate cash flow derivative transactions during the third quarter of 2006 to hedge a portion of the Company’s outstanding variable rate debt.

8.             COMMITMENTS AND CONTINGENCIES

Pending Acquisition

On February 10, 2006, the Company entered into an asset purchase agreement to buy the radio station assets of WBEC-FM, serving the Springfield, Massachusetts, radio market, for $5.8 million in cash, of which $0.3 million was paid as a deposit on February 10, 2006.  Subject to Federal Communications Commission (“FCC”) approval, the Company expects to complete this transaction during the third quarter of 2006.

Contingencies

In recent years, the FCC has engaged in more vigorous enforcement, against the broadcasting industry as a whole, of FCC rules concerning the broadcast of obscene, indecent, or profane material.  A recent change in federal law has increased the FCC’s authority to impose a fine for the broadcast of such material to $325,000 for a single incident.  As a consequence, the Company could face increased costs in the form of fines and a greater risk that the Company could lose any one or more of its broadcasting licenses were the FCC to conclude that programming broadcast by a Company station was indecent or profane.  The FCC has issued Notices of Apparent Liability and a Forfeiture Order with respect to several of the Company’s stations proposing fines for certain programming which the FCC deemed to have been “indecent.” These cases are the subject of pending administrative appeals.   The FCC has also commenced several other investigations based on allegations received from the public that some of the Company stations broadcast indecent programming.  The Company has cooperated in these investigations, which remain pending.  The Company estimates that the imposition of the proposed fines would not materially impact the Company’s financial position, results of operations or cash flows.

In January 2005, the Company received a subpoena from the Office of Attorney General of the State of New York, as did several other radio broadcasting companies and record companies operating in the State of New York.  These subpoenas were issued in connection with the New York Attorney General’s investigation of promotional practices involved in record companies’ dealings with radio stations. The Company has cooperated with this investigation and will continue to do so. In connection with this investigation, the New York Attorney General’s Office has entered into settlement agreements with two record companies, which included both business practice reforms and financial penalties. On March 8, 2006, the Attorney General of the State of New York filed an action in the Supreme Court of the State of New York against the Company alleging that the Company engaged in and continues to engage in deceptive acts and practices in connection with the airplay of current music. In response, on April 10, 2006, the Company filed a motion to dismiss this complaint.  The Company cannot predict the outcome of this litigation and whether it will have a material impact on the Company’s financial position, results of operations or cash flows.

As a result of the New York Attorney General’s investigation of promotional practices involved in record companies’ dealings with radio stations, the FCC has announced increased enforcement activity in the area of sponsorship identification and payola, which is prohibited by the Communications Act. The Company has responded to inquiries by the FCC and has cooperated with the FCC in this investigation.  On April 19, 2006, the Company received a Letter of Inquiry from the FCC requesting additional information. The Company has cooperated with this investigation and will continue to do so. The Company cannot predict the outcome of this litigation and whether it will have a material impact on the Company’s financial position, results of operations or cash flows.

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

The Company enters into indemnification agreements in the ordinary course of business and other agreements which include indemnification provisions. Under these agreements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements could be unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of June 30, 2006.

9.             SHAREHOLDERS’ EQUITY

Dividends

The following table presents a summary of the Company’s dividend activity, which commenced during the first quarter of 2006:

(amounts in millions, except per share data)
	Amount
	Per	Total
Declaration	Common	Record	Payment	Amount
Date	Share	Date	Date	Paid
February 20, 2006	$0.38	March 14, 2006	March 30, 2006	$15.4
May 16, 2006	$0.38	June 15, 2006	June 29, 2006	$15.0

The dividend equivalent amount accrued and unpaid on unvested restricted stock units, was $0.3 million as of June 30, 2006.

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

During the six months and three months ended June 30, 2006, the Company repurchased 3.3 million and 0.7 million shares, respectively, in the amounts of $95.5 million and $18.3 million, respectively, at an average price of $29.07 and $27.89, respectively.

On May 8, 2006, the Company announced that its Board of Directors approved a continuation of the Company’s share repurchase program by authorizing an additional one-year share repurchase program of up to $100.0 million, with the amount and timing of repurchases over the next year subject to the discretion of management, depending on market conditions and other factors.

On December 13, 2005, March 17, 2005, November 1, 2004 and May 13, 2004, the Company’s Board of Directors authorized one-year share repurchase programs of up to $100.0 million for each program. Under these programs, the Company repurchased an aggregate of 12.1 million shares in the amount of $399.8 million at an average price of $33.08 per share. Under the December 13, 2005 program, $0.2 million remained authorized as available for repurchase.

10.          DEFERRED COMPENSATION PLANS

Under two separate deferred compensation plans, the Company provides a select group of the Company’s management (including highly compensated employees) and the Board of Directors with an opportunity to defer a portion of their compensation on a tax-favored basis. The obligations by the Company to pay these benefits under these plans represent unsecured general obligations that rank equally with the Company’s other unsecured and unsubordinated indebtedness.  As of June 30, 2006, $1.5 million was deferred under these plans and was included in other long-term liabilities in the consolidated balance sheet. For the six and three months ended June 30, 2006, the Company recorded a minimal amount in unfunded compensation expense to corporate general and administrative expense. The Company also recorded a deferred tax asset of $0.6 million in connection with this liability as the deferred tax asset is not realized for tax purposes until the liability is paid.

11.          NET INCOME PER SHARE

The net income per share is calculated in accordance with SFAS No. 128, “Earnings Per Share,” which requires presentation of basic net income per share and diluted net income per share. Basic net income per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes the potential dilution that could occur: (1) if all of the Company’s outstanding stock options that are in-the-money were exercised (using the treasury stock method); (2) if the restricted stock units with service conditions were fully vested (using the treasury stock method); and (3) if the restricted stock units with service and market conditions were considered contingently issuable. Anti-dilutive instruments are not considered in this calculation. For the six and three months ended June 30, 2006 and 2005, stock options and restricted stock units were included in the calculation of net income per share as they were dilutive.

	SIX MONTHS ENDED
	JUNE 30, 2006			JUNE 30, 2005
	(amounts in thousands, except share and per share data)
	Income	Shares	EPS	Income	Shares	EPS
Basic net income per share:
Net income	$24,886	40,456,672	$0.62	$40,512	46,739,220	$0.87
Impact of options and restricted stock units		171,599			282,393
Diluted net income per share:
Net income	$24,886	40,628,271	$0.61	$40,512	47,021,613	$0.86

For the six months ended June 30, 2006 and 2005, outstanding options to purchase 5.4 million and 5.6 million shares, respectively, of Class A common stock at option exercise prices per share ranging from $28.05 to $57.63 and from $33.39 to $57.63, respectively, were excluded from the computation of diluted net income per share as the exercise price of such options was greater than the average market price of the stock. For each of the six month periods ended June 30, 2006 and 2005, a minimal number of shares of unvested restricted stock units were excluded from the computation of diluted net income per share as they were anti-dilutive under the treasury stock method.

	THREE MONTHS ENDED
	JUNE 30, 2006			JUNE 30, 2005
	(amounts in thousands, except share and per share data)
	Income	Shares	EPS	Income	Shares	EPS
Basic net income per share:
Net income	$17,131	39,572,195	$0.43	$24,275	45,855,140	$0.53
Impact of options and restricted stock units		225,085			280,643
Diluted net income per share:
Net income	$17,131	39,797,280	$0.43	$24,275	46,135,783	$0.53

For the three months ended June 30, 2006 and 2005, outstanding options to purchase 5.8 million and 5.5 million shares, respectively, of Class A common stock at option exercise prices per share ranging from $26.91 to $57.63 and from $33.23 to $57.63, respectively, were excluded from the computation of diluted net income per share as the exercise price of such options was greater than the average market price of the stock.  For the three months ended June 30, 2006 and 2005, 0.3 million and a minimal number, respectively, of shares of unvested restricted stock units were excluded from the computation of diluted net income per share as they were anti-dilutive under the treasury stock method.

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

The following tables set forth condensed consolidating financial information for Entercom Communications Corp. and Entercom Radio LLC:

•                  the balance sheets as of  June 30, 2006 and December 31, 2005;

•                  the statements of operations for the six months and three months ended June 30, 2006 and 2005; and

•                  the statements of cash flows for the six months ended June 30, 2006 and 2005.

Condensed Balance Sheets as of June 30, 2006
(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total
ASSETS:
Current assets	$2,671	$116,755	$—	$119,426
Net property and equipment	883	87,983	—	88,866
Radio broadcasting licenses - Net	—	1,321,598	—	1,321,598
Goodwill - Net	—	157,227	—	157,227
Other long-term assets - Net	2,314	15,132	—	17,446
Investment in subsidiaries	785,143	—	$(785,143)	—
Total assets	$791,011	$1,698,695	$(785,143)	$1,704,563

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities	$1,187	$31,002	$—	$32,189
Long-term liabilities	4,658	882,550	—	887,208
Total liabilities	5,845	913,552	—	919,397

Shareholders’ equity
Preferred stock	—	—	—	—
Class A, B and C common stock	403	—	—	403
Additional paid-in capital	642,829	—	—	642,829
Retained earnings	142,344	785,553	(785,553)	142,344
Accumulated other comprehensive loss	(410)	(410)	410	(410)
Total shareholders’ equity	785,166	785,143	(785,143)	785,166
Total liabilities and shareholders’ equity	$791,011	$1,698,695	$(785,143)	$1,704,563

Condensed Balance Sheets as of December 31, 2005
(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total
ASSETS:
Current assets	$1,634	$107,249	$—	$108,883
Net property and equipment	963	89,849	—	90,812
Radio broadcasting licenses - Net	—	1,321,598	—	1,321,598
Goodwill - Net	—	157,227	—	157,227
Other long-term assets - Net	1,308	17,930	—	19,238
Investment in subsidiaries	891,340	—	$(891,340)	—
Total assets	$895,245	$1,693,853	$(891,340)	$1,697,758
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities	$5,538	$29,419	$—	$34,957
Long-term liabilities	3,992	773,094	—	777,086
Total liabilities	9,530	802,513	—	812,043

Shareholders’ equity
Preferred stock	—	—	—	—
Class A, B and C common stock	428	—	—	428
Additional paid-in capital	738,384	—	—	738,384
Retained earnings	148,141	890,336	(890,336)	148,141
Unearned compensation for shares of unvested restricted stock	(2,242)	—	—	(2,242)
Accumulated other comprehensive income	1,004	1,004	(1,004)	1,004
Total shareholders’ equity	885,715	891,340	(891,340)	885,715
Total liabilities and shareholders’ equity	$895,245	$1,693,853	$(891,340)	$1,697,758

Statements of Operations for the Six Months Ended June 30, 2006
(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$278	$207,594	$(278)	$207,594
OPERATING (INCOME) EXPENSE:
Station operating expenses	—	126,085	(278)	125,807
Depreciation and amortization	312	7,537	—	7,849
Corporate G&A expenses	12,434	56	—	12,490
Net loss on sale of assets	—	145	—	145
Total operating expenses	12,746	133,823	(278)	146,291
OPERATING INCOME (LOSS)	(12,468)	73,771	—	61,303
OTHER (INCOME) EXPENSE:
Interest expense	—	20,750	—	20,750
Interest income	(24)	(262)	—	(286)
Dividend income on investments	—	(49)	—	(49)
Net gain on derivative instruments	—	(509)	—	(509)
Income from equity investment in subsidiaries	(52,262)	—	52,262	—
Total (income) expense	(52,286)	19,930	52,262	19,906
INCOME BEFORE INCOME TAXES	39,818	53,841	(52,262)	41,397
INCOME TAXES	14,932	1,579	—	16,511
NET INCOME	$24,886	$52,262	$(52,262)	$24,886

Statements of Operations for the Six Months Ended June 30, 2005
(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$456	$213,796	$(456)	$213,796
OPERATING (INCOME) EXPENSES:
Station operating expenses	—	124,457	(456)	124,001
Depreciation and amortization	316	7,667	—	7,983
Corporate G&A expenses	9,540	58	—	9,598
Time brokerage agreement income	—	(24)	—	(24)
Net gain on sale of assets	(11)	(5,481)	—	(5,492)
Total operating expenses	9,845	126,677	(456)	136,066
OPERATING INCOME (LOSS)	(9,389)	87,119	—	77,730
OTHER (INCOME) EXPENSE:
Interest expense	—	14,002	—	14,002
Interest income	(12)	(122)	—	(134)
Net gain on derivative instruments	—	(544)	—	(544)
Gain on investments	—	(1,069)	—	(1,069)
Income from equity investment in subsidiaries	(74,196)	—	74,196	—
Total (income) expense	(74,208)	12,267	74,196	12,255
INCOME BEFORE INCOME TAXES	64,819	74,852	(74,196)	65,475
INCOME TAXES	24,307	656	—	24,963
NET INCOME	$40,512	$74,196	$(74,196)	$40,512

Statements of Operations for the Three Months Ended June 30, 2006
(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$139	$116,459	$(139)	$116,459
OPERATING (INCOME) EXPENSES:
Station operating expenses	—	66,380	(139)	66,241
Depreciation and amortization	156	3,770	—	3,926
Corporate G&A expenses	6,495	34	—	6,529
Net loss on sale of assets	—	270	—	270
Total operating expenses	6,651	70,454	(139)	76,966
OPERATING INCOME (LOSS)	(6,512)	46,005	—	39,493
OTHER (INCOME) EXPENSE:
Interest expense	—	11,066	—	11,066
Interest income	(4)	(147)	—	(151)
Dividend income on investments	—	(25)	—	(25)
Net gain on derivative instruments	—	(213)	—	(213)
Income from equity investment in subsidiaries	(33,918)	—	33,918	—
Total (income) expense	(33,922)	10,681	33,918	10,677
INCOME BEFORE INCOME TAXES	27,410	35,324	(33,918)	28,816
INCOME TAXES	10,279	1,406	—	11,685
NET INCOME	$17,131	$33,918	$(33,918)	$17,131

Statements of Operations for the Three Months Ended June 30, 2005
(amounts in thousands)

	Entercom Communications Corp.	Entercom Radio, LLC	Eliminations	Total
NET REVENUES	$246	$119,489	$(246)	$119,489
OPERATING (INCOME) EXPENSES:
Station operating expenses	—	65,739	(246)	65,493
Depreciation and amortization	157	3,790	—	3,947
Corporate G&A expenses	4,593	25	—	4,618
Net (gain) loss on sale of assets	(11)	52	—	41
Total operating expenses	4,739	69,606	(246)	74,099
OPERATING INCOME (LOSS)	(4,493)	49,883	—	45,390
OTHER (INCOME) EXPENSE:
Interest expense	—	7,384	—	7,384
Interest income	(5)	(73)	—	(78)
Net loss on derivative instruments	—	166	—	166
Gain on investments	—	(1,028)	—	(1,028)
Income from equity investment in subsidiaries	(43,328)	—	43,328	—
Total (income) expense	(43,333)	6,449	43,328	6,444
INCOME BEFORE INCOME TAXES	38,840	43,434	(43,328)	38,946
INCOME TAXES	14,565	106	—	14,671
NET INCOME	$24,275	$43,328	$(43,328)	$24,275

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2006
(amounts in thousands)

	Entercom
	Communications	Entercom
	Corp.	Radio, LLC	Eliminations	Total

OPERATING ACTIVITIES:
Net cash provided by operating activities	$19,857	$17,940	$—	$37,797

INVESTING ACTIVITIES:
Additions to property and equipment	(113)	(5,836)	—	(5,949)
Proceeds from sale of property, equipment and other assets	—	277	—	277
Deferred charges and other assets	(30)	(113)	—	(143)
Purchase of investments	—	(48)	—	(48)
Proceeds from investments	—	29	—	29
Station acquisition deposits and costs	—	601	—	601
Net inter-company loans	106,197	(106,197)	—	—
Net cash provided by (used in) investing activities	106,054	(111,287)	—	(5,233)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	111,000	—	111,000
Payments on long-term debt	—	(19,009)	—	(19,009)
Proceeds from issuance of stock under the employee stock plan	284	—	—	284
Purchase of the Company’s Class A common stock	(95,498)	—	—	(95,498)
Proceeds from the exercise of stock options	247	—	—	247
Payment of cash dividends	(30,405)	—	—	(30,405)
Net cash provided by (used in) financing activities	(125,372)	91,991	—	(33,381)

Net increase (decrease) in cash and cash equivalents	539	(1,356)	—	(817)
Cash and cash equivalents, beginning of year	257	15,814	—	16,071
Cash and cash equivalents, end of period	$796	$14,458	$—	$15,254

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2005
(amounts in thousands)

	Entercom
	Communications	Entercom
	Corp.	Radio, LLC	Eliminations	Total

OPERATING ACTIVITIES:
Net cash provided by operating activities	$39,849	$11,042	$—	$50,891

INVESTING ACTIVITIES:
Additions to property and equipment	(98)	(4,724)	—	(4,822)
Proceeds from sale of property, equipment and other assets	—	7,823	—	7,823
Deferred charges and other assets	(68)	(10)	—	(78)
Purchase of investments	—	(52)	—	(52)
Proceeds from investments	—	2,261	—	2,261
Station acquisition deposits and costs	—	(3,591)	—	(3,591)
Net inter-company loans	53,994	(53,994)	—	—
Net cash provided by (used in) investing activities	53,828	(52,287)	—	1,541

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	98,000	—	98,000
Payments on long-term debt	—	(57,509)	—	(57,509)
Proceeds from issuance of common stock related to incentive plans	278	—	—	278
Purchase of the Company’s Class A common stock	(94,071)	—	—	(94,071)
Proceeds from exercise of stock options	132	—	—	132
Net cash provided by (used in) financing activities	(93,661)	40,491	—	(53,170)

Net increase (decrease) in cash and cash equivalents	16	(754)	—	(738)
Cash and cash equivalents, beginning of year	288	11,556	—	11,844
Cash adjustment for deconsolidated entity	—	—	2	2
Cash and cash equivalents, end of period	$304	$10,802	$2	$11,108

13.          INCOME TAXES

Effective Tax Rates

The effective tax rates for the six months ended June 30, 2006 and 2005 were 39.9% and 38.1%, respectively, and for the three months ended June 30, 2006 and 2005 were 40.6% and 37.7%, respectively.  The effective tax rates for the six month and three month periods in 2006 increased primarily due to the impact of limitations on deductibility for tax purposes of share-based compensation for certain key employees. During the six months ended June 30, 2006, the Company included in income taxes a net income tax credit of $0.3 million, primarily from changes in the taxable income in several jurisdictions in which the Company operates and federal income tax credits from the effect of Hurricane Katrina.

The Company made income tax payments of $0.1 million and $6.9 million for the six months ended June 30, 2006 and 2005, respectively, and $4.5 million for the three months ended June 30, 2005.

The Company’s effective tax rates, for the six months and three months ended June 30, 2006 and 2005, were based on the estimated annual effective tax rates for 2006 and 2005 of 39.0% and 38.5%, respectively, which include the effects of permanent differences between income subject to income tax for book and tax purposes. Any subsequent fluctuation in the estimated annual rate for 2006 could be due to: (1) changes in the level of income in any of the Company’s taxing jurisdictions; (2) changes in the statutes and rules applicable to taxable income in the jurisdictions in which the Company operates; (3) changes in the expected outcome of tax audits; (4) changes in the estimate of expenses that are not deductible for tax purposes; and (5) changes in the deferred tax valuation allowance. The Company’s effective tax rate is higher than the federal statutory rate of 35% primarily as a result of the provision for state taxes (net of a federal tax deduction) in the tax rate.

Deferred Tax Liabilities

The deferred tax liabilities were $211.0 million as of June 30, 2006 and $192.8 million as of December 31, 2005. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

Deferred Tax Assets

The Company’s net deferred tax assets as of June 30, 2006 were $3.2 and were $3.0 million as of December 31, 2005. As required under the provisions of SFAS No. 109, the Company establishes a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In assessing a valuation allowance for deferred tax assets, the Company estimates future taxable income and provides a valuation allowance when it is more likely than not to be recovered. Future taxable income could be materially different than amounts estimated, in which case the valuation allowance would be adjusted. The Company recorded a partial valuation allowance of $0.8 million primarily due to the five-year limitation for tax purposes of recognizing a loss on investments for federal and state income taxes as only investment gains can be used to offset these losses. Based upon the years in which taxable temporary differences are anticipated to reverse, as of June 30, 2006, management believes it is more likely than not that the Company will realize the benefits of the deferred tax asset balance (net of recorded allowances). On a quarterly basis, management will assess whether it remains more likely than not that the deferred tax assets will be realized.

Under the provisions of SFAS No. 123R, “Share-Based Payment,”  the Company’s amount of deferred tax assets is expected to increase substantially beginning in 2006 due to the effect of the recognition of share-based payment timing differences for book and tax purposes (see Note 2, Share-Based Compensation, for further discussion).

Federal And State Income Tax Audits

The Company is subject to various federal and state income tax audits from time to time that could result in proposed assessments. The Company cannot predict with certainty how these audits will be resolved and whether the Company will be required to make additional tax payments, which may or may not include penalties and interest. Management believes that the Company has provided sufficient tax provisions for tax periods within the statutory period of limitations not previously audited and that are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions, or when the statue of limitations relating to the period subject to audit expires. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event.

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

The trade receivable balances and reserve for doubtful accounts as of June 30, 2006 and December 31, 2005 are presented in the following table:

	June 30,	December 31,
	2006	2005
	(amounts in thousands)

Accounts receivable	$88,811	$80,441

Allowance for doubtful accounts	(3,032)	(3,514)

Accounts receivable, net of allowance for doubtful accounts	$85,779	$76,927

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

A radio broadcasting company derives its revenues primarily from the sale of broadcasting time to local and national advertisers.  The advertising rates that a radio station is able to charge and the number of advertisements that can be broadcast without jeopardizing listener levels largely determine those revenues.  Advertising rates are primarily based on four factors:

—                 a station’s audience share in the demographic groups targeted by advertisers, as measured principally by quarterly reports issued by The Arbitron Ratings Company;

—                 the number of radio stations in the market competing for the same demographic groups;

—                 the supply of and demand for radio advertising time, both nationally and in the regions in which the station operates; and

—                 the market’s size based upon available radio advertising revenue.

A growing source of revenues is from the station websites and streaming audio. This emerging category represents an opportunity for enhanced audience interaction and participation as well as integrated advertising.

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

You should read the following discussion and analysis of our financial condition and results in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the six months and the three months ended June 30, 2006 as compared to the six months and three months ended June 30, 2005, respectively. Our results of operations represent the operations of the radio stations owned or operated pursuant to time brokerage agreements or joint sales agreements during the relevant periods.

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

Results of Operations

The following significant factors affected our results of operations for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 and many of the following significant factors affected our results of operations for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005:

Acquisitions

•                  on October 7, 2005, we acquired for $45.0 million three radio stations in Greenville, South Carolina, which in 2006 increased our net revenues, station operating expenses, depreciation and amortization and interest expense.

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

Financing

•                  on June 29, 2006 and March 30, 2006, we paid an aggregate of $30.4 million in cash dividends to our shareholders, which in 2006 increased our interest expense due to increased borrowings under our senior credit facility to finance the payment of the dividends; and

•                  under our authorized share repurchase programs, we repurchased shares of our Class A common stock in the amount of $95.5 million during the first six months of  2006 and in the amount of $188.4 million in 2005, which in 2006 increased our interest expense due to increased borrowings under our senior credit facility to finance the repurchase of our stock.

Other

•                  on January 1, 2006, we adopted a new accounting standard which required the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values, which in 2006 increased our station operating expenses and corporate general and administrative expenses; and

•                  Hurricane Katrina and its aftermath have continued to impact the operations of our radio stations in New Orleans, Louisiana, which in 2006 decreased our net revenues.

Six Months Ended June 30, 2006 As Compared To The Six Months Ended June 30, 2005

Net Revenues:

	Six Months Ended
	June 30, 2006	June 30, 2005
	(dollars in millions)
Net Revenues	$207.6	$213.8
Amount of Change	$(6.2)
Percentage Change	(2.9)%

Many of our markets were affected by a sluggish advertising environment that negatively impacted our net revenues during the first six months of 2006, with the largest declines in our Denver, New Orleans, Norfolk and Seattle markets. These declines were offset by an increase in net revenues in our Boston, Greenville, Portland, Providence and Rochester markets.  The increase in net revenues in our Greenville market was primarily attributable to the acquisition of three Greenville radio stations in October 2005.

Same Station Considerations:

•                  Net revenues in 2006 were not affected as there were no acquisitions and dispositions of radio stations or significant contracts which were not owned or operated by us for the entire period ended June 30, 2006.

•                  Net revenues in 2005 would have been higher by $2.7 million if we had adjusted net revenues to give effect to acquisitions and dispositions of radio stations and significant contracts as of January 1, 2005.

Station Operating Expenses:

	Six Months Ended
	June 30, 2006	June 30, 2005
	(dollars in millions)
Station Operating Expenses	$125.8	$124.0
Amount of Change	$1.8
Percentage Change	1.5%

The increase of $1.8 million in station operating expenses in 2006 was primarily due to the acquisition in October 2005 of three stations in our Greenville market and the effects of inflation. The increase in station operating expenses was offset by a correlating decrease in the variable expenses associated with the decrease in net revenues as described under net revenues. Also, effective with the adoption on January 1, 2006 of Statement of Financial Accounting Standards No. 123R, or SFAS No. 123R, station operating expenses included non-cash stock-based compensation expense in the amount of $0.3 million for the six months ended June 30, 2006.

Same Station Considerations:

•                  Station operating expenses in 2006 were not affected as there were no acquisitions and dispositions of radio stations or significant contracts which were not owned or operated by us for the entire period ended June 30, 2006.

•                  Station operating expenses for 2005 would have been higher by $1.5 million if we had adjusted station operating expenses to give effect to acquisitions and dispositions of radio stations and significant contracts as of January 1, 2005.

Depreciation And Amortization Expenses:

	Six Months Ended
	June 30, 2006	June 30, 2005
	(dollars in millions)
Depreciation and Amortization Expenses	$7.8	$8.0
Amount of Change	$(0.2)
Percentage Change	(2.5)%

Depreciation and amortization expenses decreased by $0.2 million primarily from dispositions in 2005 of radio station assets in the Seattle, Longview and Greenville markets offset by the acquisitions in 2005 of radio station assets in the Greenville market.

Corporate General And Administrative Expenses:

	Six Months Ended
	June 30, 2006	June 30, 2005
	(dollars in millions)
Corporate General and Administrative Expenses	$12.5	$9.6
Amount of Change	$2.9
Percentage Change	30.2%

The increase in corporate general and administrative expenses of $2.9 million was primarily due to: (1) an increase in legal costs of $1.9 million that primarily included transaction costs written off during the first quarter of 2006 that were associated with an acquisition that did not materialize; (2) an increase in non-cash expense of $1.1 million for the reasons described below; and (3) the effects of inflation.  For the six months ended June 30, 2005, corporate general and administrative expenses were negatively impacted by $1.0 million in legal expenses associated with complying with an investigation by the New York Attorney General (see Part II, Item 1, “Legal Proceedings”).

Non-cash compensation expense increased $1.1 million to $1.5 million for the six months ended June 30, 2006 as compared to $0.4 million for the six months ended June 30, 2005, primarily due to: (1) a change in our approach towards equity compensation awards issued to our key employees during the second quarter of 2006 by granting a combination of restricted stock units with service conditions and restricted stock units with service and market conditions, in lieu of stock options; and (2) the adoption on January 1, 2006 of SFAS No. 123R.

Operating Income:

	Six Months Ended
	June 30, 2006	June 30, 2005
	(dollars in millions)
Operating Income	$61.3	$77.7
Amount of Change	$(16.4)
Percentage Change	(21.1)%

The decrease in operating income of $16.4 million was primarily due to: (1) a decrease in net revenues coupled with an increase in station operating expenses, for the reasons described under net revenues and station operating expenses; (2) a decrease in net gain on sale or disposal of assets of $5.6 million due to a net loss on sale or disposal of assets of $0.1 million for the six months ended June 30, 2006 as compared to a net gain on sale or disposal of assets of $5.5 million for the six months ended June 30, 2005, primarily due to the sale in 2005 of a radio station in Seattle; and (3) an increase in corporate general and administrative expenses of $2.9 million, due to the factors described above under corporate general and administrative expenses.

Same Station Considerations:

•              Operating income in 2006 was not affected as there were no acquisitions and dispositions of radio stations or significant contracts which were not owned or operated by us for the entire period ended June 30, 2006.

•              Operating income in 2005 would have been higher by $1.2 million if we had adjusted operating income to give effect to acquisitions and dispositions of radio stations and significant contracts as of January 1, 2005 (exclusive of depreciation and amortization expenses where applicable).

Interest Expense:

	Six Months Ended
	June 30, 2006	June 30, 2005
	(dollars in millions)
Interest Expense	$20.8	$14.0
Amount of Change	$6.8
Percentage Change	48.6%

The increase in interest expense of $6.8 million was primarily attributable to: (1) higher average outstanding debt under our senior credit agreement used to finance: (a) the repurchase of our Class A common stock in the amount of $95.5 million for the six months ended June 30, 2006 and $188.4 million during the year ended December 31, 2005, under several stock repurchase programs; (b) an acquisition (net of a disposition) in the amount of $38.3 million in Greenville during the fourth quarter of 2005; and (c) a dividend payment on March 30, 2006 of $15.4 million; and (2) higher interest rates on outstanding debt during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

Income Before Income Taxes:

	Six Months Ended
	June 30, 2006	June 30, 2005
	(dollars in millions)
Income Before Income Taxes	$41.4	$65.5
Amount of Change	$(24.1)
Percentage Change	(36.8)%

The decrease in income before income taxes of $24.1 million was mainly attributable to: (1) a decrease in operating income of $16.4 million to $61.3 million for the six months ended June 30, 2006 from $77.7 million for the six months ended June 30, 2005, for the factors described above under operating income; (2) an increase in interest expense of $6.8 million to $20.8 million for the six months ended June 30, 2006 from $14.0 million for the six months ended June 30, 2005, for the reasons described above under interest expense; and (3) a decrease of $1.1 million in gain on investments due to the sale of certain investments during the six months ended June 30, 2005.

Income Taxes:

	Six Months Ended
	June 30, 2006	June 30, 2005
	(dollars in millions)
Income Tax	$16.5	$25.0
Amount of Change	$(8.5)
Percentage Change	(34.0)%

The decrease in income taxes of $8.5 million is primarily a result of a decrease in income before income taxes, which was partially offset by an increase in our effective tax rate.  Our effective income tax rate, which is based on the estimated annual effective tax rate, was 39.9% for the six months ended June 30, 2006 as compared to 38.1% for the six months ended June 30, 2005. The increase in our effective tax rate was primarily attributable to the impact of limitations on deductibility for tax purposes of share-based compensation for certain key employees. This increase was partially offset by changes in apportioned income to the states in which we operate and federal income tax credits from the effect of Hurricane Katrina. The current and deferred portions of our income tax expense were a current income tax credit of $1.8 million and a deferred income tax expense of $18.3 million for the six months ended June 30, 2006. The current and deferred portions of our income tax expense were $7.6 million and $17.4 million, respectively, for the six months ended June 30, 2005.

We estimate that our annual effective tax rate for 2006 will be 39.0%, which amount may fluctuate from quarter to quarter. Our effective tax rate may be materially impacted by: (1) changes in the level of income in any of our taxing jurisdictions; (2) regulatory changes in certain states in which we operate; (3) changes in the expected outcome of tax audits; (4) changes in the estimate of expenses that are not deductible for tax purposes; and/or (5) changes in the deferred tax valuation allowance.

Our net non-current deferred tax liability was $211.0 million and $192.8 million as of June 30, 2006 and December 31, 2005, respectively. The deferred tax liability primarily relates to differences between book and tax bases of our FCC licenses. Under the provisions of SFAS No. 142, we do not amortize our FCC licenses for financial statement purposes, but instead test them annually for impairment. As our FCC licenses continue to amortize for tax purposes, our deferred tax liability will increase over time. We do not expect the significant portion of our deferred tax liability to reverse over time unless: (1) our FCC licenses become impaired; or (2) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire Company in a taxable transaction.

Net Income:

	Six Months Ended
	June 30, 2006	June 30, 2005
	(dollars in millions)
Net Income	$24.9	$40.5
Amount of Change	$(15.6)
Percentage Change	(38.5)%

The decrease in net income of $15.6 million was primarily attributable to the reasons described above under income before income taxes, net of income tax expense.

Three Months Ended June 30, 2006 As Compared To The Three Months Ended June 30, 2005

Net Revenues:

	Three Months Ended
	June 30, 2006	June 30, 2005
	(dollars in millions)
Net Revenues	$116.5	$119.5
Amount of Change	$(3.0)
Percentage Change	(2.5)%

Many of our markets were affected by a sluggish advertising environment that negatively impacted our net revenues during the quarter, with the largest declines in our Denver, Milwaukee, Norfolk and Seattle markets. These declines were offset by an increase in net revenues in our Boston, Greenville, Portland and Providence markets.  The increase in net revenues in our Greenville market was primarily attributable to the acquisition of three Greenville radio stations in October 2005.

Same Station Considerations:

•              Net revenues in 2006 were not affected as there were no acquisitions and dispositions of radio stations or significant contracts which were not owned or operated by us for the entire period ended June 30, 2006.

•              Net revenues in 2005 would have been higher by $1.7 million if we had adjusted net revenues to give effect to acquisitions and dispositions of radio stations and significant contracts as of January 1, 2005.

Station Operating Expenses:

	Three Months Ended
	June 30, 2006	June 30, 2005
	(dollars in millions)
Station Operating Expenses	$66.2	$65.5
Amount of Change	$0.7
Percentage Change	1.1%

The increase of $0.7 million in station operating expenses in 2006 was primarily due to the acquisition in October 2005 of three stations in our Greenville market and the effects of inflation. The increase in station operating expenses was offset by a correlating decrease in the variable expenses associated with the decrease in net revenues as described under net revenues. Also, effective with the adoption of  SFAS No. 123R on January 1 2006, station operating expenses included non-cash stock-based compensation expense in the amount of $0.2 million for the three months ended June 30, 2006.

Same Station Considerations:

•              Station operating expenses in 2006 were not affected as there were no acquisitions and dispositions of radio stations or significant contracts which were not owned or operated by us for the entire period ended June 30, 2006.

•              Station operating expenses for 2005 would have been higher by $0.9 million if we had adjusted station operating expenses to give effect to acquisitions and dispositions of radio stations and significant contracts as of January 1, 2005.

Depreciation And Amortization Expenses:

Three Months Ended
	June 30, 2006	June 30, 2005
(dollars in millions)
Depreciation and Amortization Expenses	$3.9	$3.9
Amount of Change	$-0-
Percentage Change	-0-%

Depreciation and amortization expenses remained flat during the second quarter of 2006 as compared to the second quarter of 2005.

Corporate General And Administrative Expenses:

	Three Months Ended
	June 30, 2006	June 30, 2005
	(dollars in millions)
Corporate General and Administrative Expenses	$6.5	$4.6
Amount of Change	$1.9
Percentage Change	41.3%

The increase in corporate general and administrative expenses of $1.9 million was primarily due to: (1) an increase of $1.1 million in non-cash expense related to restricted stock granted for the reasons described below; (2) an increase in legal expenses and (2) the effects of inflation.

Non-cash compensation expense increased $1.1 million to $1.3 million for the three months ended June 30, 2006 as compared to $0.2 million for the three months ended June 30, 2005, primarily due to: (1) a change in our approach towards equity compensation awards issued to our key employees during the second quarter of 2006 to our key employees by granting a combination of restricted stock units with service conditions and restricted stock units with service and market conditions, in lieu of stock options; and (2) the adoption on January 1, 2006 of SFAS No. 123R.

Operating Income:

	Three Months Ended
	June 30, 2006	June 30, 2005
	(dollars in millions)
Operating Income	$39.5	$45.4
Amount of Change	$(5.9)
Percentage Change	(13.0)%

The decrease in operating income of $5.9 million was primarily due to: (1) a decrease in net revenues coupled with an increase in station operating expenses, for the reasons described under net revenues and station operating expenses; and (2) an increase in corporate general and administrative expenses of $1.9 million, due to the factors described above under corporate general and administrative expenses.

Same Station Considerations:

•              Operating income in 2006 was not affected as there were no acquisitions and dispositions of radio stations or significant contracts which were not owned or operated by us for the entire period ended June 30, 2006.

•              Operating income in 2005 would have been higher by $0.8 million if we had adjusted operating income to give effect to acquisitions and dispositions of radio stations and significant contracts as of January 1, 2005 (exclusive of depreciation and amortization expenses where applicable).

Interest Expense:

	Three Months Ended
	June 30, 2006	June 30, 2005
	(dollars in millions)
Interest Expense	$11.1	$7.4
Amount of Change	$3.7
Percentage Change	50.0%

The increase in interest expense of $3.7 million was primarily attributable to: (1) higher average outstanding debt under our senior credit agreement used to finance: (a) the repurchase of our Class A common stock in the amount of $95.5 million for the six months ended June 30, 2006 and in the amount of $188.4 million during the year ended December 31, 2005 under several stock repurchase programs; (b) an acquisition (net of a disposition) in the amount of $38.3 million in Greenville during the fourth quarter of 2005; and (c) a dividend payment on March 30, 2006 of $15.4 million; and (2) higher interest rates on outstanding debt during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.

Income Before Income Taxes:

	Three Months Ended
	June 30, 2006	June 30, 2005
	(dollars in millions)
Income Before Income Taxes	$28.8	$38.9
Amount of Change	$(10.1)
Percentage Change	(26.0)%

The decrease in income before income taxes of $10.1 million was mainly attributable to: (1) a decrease in operating income of $5.9 million to $39.5 million for the three months ended June 30, 2006 from $45.4 million for the three months ended June 30, 2005, for the factors described above under operating income; and (2) an increase in interest expense of $3.7 million to $11.1 million for the three months ended June 30, 2006 from $7.4 million for the three months ended June 30, 2005, for the reasons described above under interest expense.

Income Taxes:

	Three Months Ended
	June 30, 2006	June 30, 2005
	(dollars in millions)
Income Tax	$11.7	$14.7
Amount of Change	$(3.0)
Percentage Change	(20.4)%

The decrease in income taxes of $3.0 million was primarily a result of a decrease in income before income taxes, offset by an increase in our effective income tax rate. Our effective income tax rate, which is based on the estimated annual effective tax rate, was 40.6% for the three months ended June 30, 2006 as compared to 37.7% for the three months ended June 30, 2005. The increase in our effective tax rate was primarily attributable to the impact of limitations on deductibility for tax purposes of share-based compensation for certain key employees. The current and deferred portions of our income tax expense were $2.7 million and  $9.0 million, respectively, for the three months ended June 30, 2006. The current and deferred portions of our income tax expense were $6.0 million and $8.7 million, respectively, for the three months ended June 30, 2005.

We estimate that our annual effective tax rate for 2006 will be 39.0%, which amount may fluctuate from quarter to quarter. Our effective tax rate may be materially impacted by: (1) changes in the level of income in any of our taxing jurisdictions; (2) regulatory changes in certain states in which we operate; (3) changes in the expected outcome of tax audits; (4) changes in the estimate of expenses that are not deductible for tax purposes; and/or (5) changes in the deferred tax valuation allowance.

Our net non-current deferred tax liability was $211.0 million and $192.8 million as of June 30, 2006 and December 31, 2005, respectively. The deferred tax liability primarily relates to differences between book and tax bases of our FCC licenses. Under the provisions of SFAS No. 142, we do not amortize our FCC licenses for financial statement purposes, but instead test them annually for impairment. As our FCC licenses continue to amortize for tax purposes, our deferred tax liability will increase over time. We do not expect the significant portion of our deferred tax liability to reverse over time unless: (1) our FCC licenses become impaired; or (2) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire Company in a taxable transaction.

Net Income:

	Three Months Ended
	June 30, 2006	June 30, 2005
	(dollars in millions)
Net Income	$17.1	$24.3
Amount of Change	$(7.2)
Percentage Change	(29.6)%

The decrease in net income of $7.2 million was primarily attributable to the reasons described above under income before income taxes, net of income tax expense.

Liquidity And Capital Resources

Since we began our share repurchase initiative in May 2004, we have used a significant portion of our capital resources to repurchase shares of our Class A common stock (see “Liquidity and Capital Resources,” Share Repurchase Programs below). Generally, our acquisitions, share repurchases, reductions of our outstanding debt, dividends and other capital requirements are funded from one or a combination of the following sources: (1) our credit agreement; (2) the issuance and sale of securities; (3) internally generated cash flow; and (4) the swapping of our radio stations in transactions which qualify as “like-kind” exchanges under Section 1031 of the Internal Revenue Code.

We have also used a portion of our capital resources to pay dividends in the amount of $30.4 million during the six months ended June 30, 2006. Prior to the payment of our first quarterly dividend in March 2006 and since becoming a public company in January 1999, we had not declared any dividends on any class of our common stock. We expect to continue to declare and pay quarterly cash dividends. In the future, any payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other factors, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions, including the provisions of our senior and subordinated debt, and other considerations that the Board of Directors deems relevant.

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

Liquidity

Our liquidity requirements are for working capital and general corporate purposes, including capital expenditures, and any one or more of the following: repurchase of stock, dividends and acquisitions. During the six months ended June 30, 2006, we paid $0.1 million in income taxes that included certain state taxes for 2005 and certain estimated state taxes for 2006. We anticipate that it will not be necessary to make any additional quarterly estimated federal and certain state income tax payments for the remainder of 2006 based upon existing prepayments and expected quarterly taxable income for the remaining quarters of 2006. Capital expenditures for the six months ended June 30, 2006 were $5.9 million. We anticipate that capital expenditures in 2006 will consist of: (1) an amount between $7.0 million and $8.0 million for capital expenditures incurred in the ordinary course of business and for the conversion of our remaining FM stations to digital radio; and (2 $6.0 million incurred for the relocation and consolidation of our studio facilities in several of our markets.  We anticipate that our capital expenditure needs for 2007 will be less than our needs in 2006.

As of June 30, 2006, we have a pending transaction to purchase a radio station serving the Springfield, Massachusetts, radio market, for $5.8 million in cash. Under this agreement, we have funded $0.3 million into an escrow account to be applied against the purchase price upon closing.  Closing is anticipated to occur in the third quarter of 2006. We intend to finance the pending acquisition primarily from available borrowings under the Bank Revolver.

We believe that cash on hand and cash from operating activities, together with available borrowings under the Bank Revolver, will be sufficient to permit us to meet our liquidity requirements for the foreseeable future, including cash to fund our operations and certain acquisitions, repurchases of our stock and any dividends. We also believe that we will maintain compliance with the terms of our Bank Revolver. If we are not in compliance, however, there can be no assurance that we will be successful in amending the Bank Revolver or entering into a new credit agreement, obtaining additional financing or that we will be able to obtain such financing on terms acceptable to us, which could delay or impair our efforts to consummate current and future acquisitions. Failure to comply with our financial covenants or other terms of the Bank Revolver could result in the acceleration of the maturity of our outstanding debt.

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

As of June 30, 2006, we had credit available of $280.2 million under the Bank Revolver, subject to compliance with the covenants under the Bank Revolver at the time of borrowing.  As of June 30, 2006, we had $15.3 million in cash and cash equivalents.  During the six months ended June 30, 2006, we increased our net outstanding debt by $92.0 million, primarily to fund the repurchase our Class A common stock and for the payment of dividends.  As of June 30, 2006, we had outstanding: (1) $519.0 million of senior debt; (2) $150.0 million in senior subordinated notes; and (3) $0.8 million in a letter of credit.

Operating Activities

Net cash flows provided by operating activities were $37.8 million and $50.9 million for the six months ended June 30, 2006 and 2005, respectively. The decrease in 2006 was mainly attributable to: (1) a decrease in net income of $10.1 million (net of gain on sale or disposal of assets) to $24.9 million for the six months ended June 30, 2006 from $40.5 million for the six months ended June 30, 2005; and (2) an increase in working capital requirements of $4.8 million to $16.9 million for the six months ended June 30, 2006 as compared to working capital requirements of $12.1 million for the six months ended June 30, 2005, primarily due to the payment during the six months ended June 30, 2006 of an unfunded share repurchase obligation of $8.1 million as of December 31, 2005.  The decrease in net gain on sale or disposal of assets of $5.6 million to a loss on sale or disposal of assets of $0.1 million for the six months ended June 30, 2006 as compared to a gain on sale or disposal of assets of $5.5 million for the six months ended June 30, 2005 was primarily from the disposition of a station in Seattle during the first quarter of 2005.

Investing Activities

Net cash flows used in investing activities were $5.2 million for the six months ended June 30, 2006, and net cash flows provided by investing activities were $1.5 million for the six months ended June 30, 2005.

The cash used in investing activities for the six months ended June 30, 2006 reflects additions to property and equipment of $5.9 million. The cash flows provided by investing activities for the six months ended June 30, 2005 primarily reflect (1) proceeds of $7.8 million from the sale of stations in Seattle and Longview; and (2) proceeds from investments of $2.3 million, offset by additions to property and equipment of $4.8 million and station acquisition deposits and costs of $3.6 million.

Financing Activities

Net cash flows used in financing activities were $33.4 million and $53.2 million for the six months ended June 30, 2006 and 2005, respectively.

The cash flows used in financing activities reflect the repurchase of Class A common stock of $95.5 million and $94.1 million for the six months ended June 30, 2006 and 2005, respectively, offset by net borrowings of long-term debt of $92.0 million and $40.5 million for the six months ended June 30, 2006 and 2005, respectively.  During the six months ended June 30, 2006, dividends were paid to stockholders in the amount of $30.4 million.

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

Share Repurchase Programs

On May 8, 2006, the Company announced that its Board of Directors approved a continuation of the Company’s share repurchase program by authorizing an additional one-year share repurchase program of up to $100.0 million, with the amount and timing of repurchases over the next year subject to the discretion of management, depending on market conditions and other factors.

On December 13, 2005, March 17, 2005, November 1, 2004 and May 13, 2004, the Company’s Board of Directors authorized one-year share repurchase programs of up to $100.0 million for each program. Under these programs, we repurchased an aggregate of 12.1 million shares in the amount of $399.8 million at an average price of $33.08 per share. Under the December 13, 2005 program, $0.2 million remained authorized as available for repurchase.

Contractual Obligations

The following table reflects a summary as of June 30, 2006 of our contractual obligations for the remainder of the year 2006 and thereafter:

	Payments due by period
Contractual Obligations:	Total	Less than 1 year	1 to 3 years	3 to 5 years	More Than 5 years
	(amounts in thousands)

Long-term debt obligations (1)	$860,612	$22,441	$89,657	$562,196	$186,318
Operating lease obligations	59,043	4,271	17,736	15,046	21,990
Purchase obligations (2)	260,779	43,038	76,564	39,293	101,884
Other long-term liabilities (3)	217,978	2,030	723	815	214,410
Total	$1,398,412	$71,780	$184,680	$617,350	$524,602

(1)                                  (a)   Our Bank Revolver had outstanding debt in the amount of $519.0 million as of June 30, 2006. The maturity under our Bank Revolver could be accelerated if we do not maintain certain covenants. The above table includes projected interest expense under the remaining term of the agreement.

(b)            Under our $150.0 million 7.625% senior subordinated notes, the maturity could be accelerated if we do not maintain certain covenants or could be repaid in cash by us at our option prior to the due date of the notes. The above table includes projected interest expense under the remaining term of the agreement.

(2)                                  (a) After extensive litigation, on May 19, 2003, we acquired a radio station for a purchase price of $21.2 million, which included an award by the court of $3.8 million in damages as an offset against the original $25.0 million purchase price. A successful appeal by the seller could reverse the $3.8 million in damages awarded by the court.

(b) We have an obligation to acquire the assets of a radio station in Springfield, Massachusetts, for a purchase price of $5.8 million.

(c) We have $3.0 million in liabilities related to: (i) construction obligations in connection with the relocation and consolidation of certain of our studio facilities; (ii) our obligation to provide a letter of credit; and (iii) obligations to increase our interest in certain partnerships.

(d) In addition to the above, purchase obligations of $248.2 million include contracts primarily for on-air personalities, sports programming rights, ratings services, music licensing fees, equipment maintenance and certain other operating contracts.

(3)                                  Included within total other long-term liabilities of $218.0 million are deferred income tax liabilities of $211.0 million that are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax liabilities may vary according to changes in tax laws, tax rates and our operating results.  As a result, it is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities have been reflected in the above table in the column labeled as “More Than 5 Years.”

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

In connection with our pending acquisition of a radio station serving the Springfield, Massachusetts, radio market, we determined that FIN 46R was not applicable as of June 30, 2006. The seller, as the primary beneficiary, would incur the expected losses that could arise from the entities holding the assets to be acquired. As a result, we did not include in the condensed consolidated balance sheets as of June 30, 2006 the fair value of all of the assets and liabilities of the seller’s entities that contained the assets that are to be acquired under the asset purchase agreement. Upon closing of this transaction, which we estimate to occur during the third quarter of 2006, we expect to consolidate the assets that are to be acquired under the asset purchase agreement.

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes, at June 30, 2006. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

FIN 48

On July 13, 2006, the Financial Accounting Standards Board, or FASB, issued FIN 48, “Accounting For Uncertainty In Income Taxes, And Related Implementation Issues” that provides guidance on the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions that a company has taken or expects to take on a tax return.  Under FIN 48, financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts.  The interpretation also revises the disclosure requirements and is effective for us as of January 1, 2007. We are currently evaluating FIN 48 and its effect on our financial position, results of operations or cash flows.

FSP No. FAS 13-1

On October 6, 2005, the FASB issued Staff Position No. FAS 13-1, or FSP No. FAS 13-1, that addresses the accounting for rental costs associated with operating leases that are incurred during a construction period.  Under FSP No. FAS 13-1, rental costs associated with ground or building operating leases, that are incurred during a construction period, shall be recognized as rental expense and included in income from continuing operations.  The guidance in this FSP was applied effective January 1, 2006. The adoption of FSP No. FAS 13-1 did not have a material effect on our financial position, results of operations or cash flows.

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

Allowance For Doubtful Accounts

We must make an estimated allowance for doubtful accounts for estimated losses resulting from our customers’ inability to make payments to us. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our historical estimates have usually averaged less than 4.0% of our outstanding receivables and have been a reliable method to estimate future allowances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances could be required. The effect of a 1% increase in our allowance for our outstanding receivables as of June 30, 2006, from 3.4% to 4.4% or from $3.0 million to $3.9 million, would result in a decrease in net income of $0.5 million, net of taxes, for the six months ended June 30, 2006.

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of June 30, 2006, we recorded approximately $1.5 billion in radio broadcasting licenses and goodwill, which represented approximately 86.8% of our total assets. In assessing the recoverability of these assets, we must conduct annual impairment testing required by SFAS No. 142 and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value. We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value contains assumptions incorporating variables that are based on past experiences and judgments about future performance of our stations. These variables would include but not be limited to: (1) the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values.

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

Estimation Of Effective Tax Rates And Tax Contingencies

Significant management judgment is required in determining our provision for income taxes, income tax liabilities, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We evaluate our effective tax rates regularly and adjust rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which we operate, among other factors.  We are currently evaluating recently issued Financial Interpretation No. 48 and its impact on our effective tax rate and tax contingencies (see Item 2, Recent Accounting Pronouncements).

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

The effect of a 1% increase in our estimated tax rate, as of June 30, 2006, would result in an increase in income tax expense of $0.4 million to $16.9 million from $16.5 million for the six months ended June 30, 2006. The 1% increase in income tax expense would result in a decrease in net income of $0.4 million (net income per diluted share of $0.01) for the six months ended June 30, 2006.

Intangibles

As of June 30, 2006, approximately 86.8% of our total assets consisted of radio broadcast licenses and goodwill, the value of which depends upon the operational results of our business.  We could not operate the radio stations without the related FCC license for each station. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. Historically, all of our licenses have been renewed at the end of their respective eight-year periods, and we expect that all licenses will continue to be renewed in the future.

Valuation Of Share-Based Compensation

We determine the fair value of restricted stock units with service conditions and market conditions using a Monte Carlo simulation model. The fair value is based on the use of certain assumptions regarding a number of highly complex and subjective variables. If other reasonable assumptions were used, the results may differ.

We determine the fair value of our employee stock options at the date of grant using a Black-Scholes option-pricing model.  The Black-Scholes option-pricing model was developed for use in estimating the value of exchange-traded options that have no vesting restrictions and are fully transferable. Our employee stock options have characteristics significantly different from these traded options.  In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility and expected term of the options granted. If other reasonable assumptions were used, the results may differ.

Inflation

Inflation has affected our performance in terms of higher costs for radio station operating expenses, including wages and equipment.  The exact impact is indeterminable.

ITEM 3.                  Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt.  Under certain covenants that are measured periodically, we may be required from time to time to protect ourselves from interest rate fluctuations through the use of derivative rate hedging instruments.  If the borrowing rates under LIBOR were to increase 1% above the current rates as of June 30, 2006, our interest expense on our senior debt would increase by approximately $4.9 million on an annual basis, including any interest expense associated with the use of derivative rate hedging instruments as described below. We do not have interest rate risk related to our senior subordinated notes, which have a fixed interest rate of 7.625%. Due to certain requirements under our Bank Revolver, we expect to enter into interest rate transactions during the third quarter of 2006 to hedge a portion of our outstanding variable rate debt.

As of June 30, 2006, we had a derivative rate hedging transaction in place for a notional amount of $30.0 million that effectively fixes LIBOR at 5.8% and expires in 2008.  The fair value of the rate hedging transaction as of June 30, 2006, based upon current market rates, is included as derivative instruments in other long-term liabilities according to the maturity date of the instrument. Our rate hedging transaction is tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The fair value of the hedging transaction is affected by a combination of several factors, including the change in the three-month LIBOR rate and the forward interest rate to maturity. Any increase in the three-month LIBOR rate and/or the forward interest rate to maturity results in a more favorable valuation, while any decrease in the three-month LIBOR rate and/or forward interest rate to maturity results in a less favorable valuation. Our credit exposure under this hedging agreement, or similar agreements we may enter into in the future, is the cost of replacing an agreement in the event of nonperformance by our counter-party.  Our derivative instrument liability as of June 30, 2006 was $0.1 million, which represented a decrease of $0.6 million from the balance as of December 31, 2005. This decrease in liability was due primarily to an increase in the forward interest rate to maturity and a decrease in the remaining period of our outstanding hedge.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our President/Chief Executive Officer and Executive Vice President/Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

In January 2005, we received a subpoena from the Office of Attorney General of the State of New York, as did several other radio broadcasting companies and record companies operating in the State of New York.  These subpoenas were issued in connection with the New York Attorney General’s investigation of promotional practices involved in record companies’ dealings with radio stations. We have cooperated with this investigation and will continue to do so.  In connection with this investigation, the New York Attorney General’s Office has entered into settlement agreements with two record companies, which included both business practice reforms and financial penalties. On March 8, 2006, the Attorney General of the State of New York filed an action in the Supreme Court of the State of New York against us alleging that we have engaged in and continue to engage in deceptive acts and practices in connection with the airplay of current music. In response, on April 10, 2006, we filed a motion to dismiss this complaint.  We cannot predict the outcome of this litigation and whether it will have a material impact on us.

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

ITEM 2.                  Unregistered Sales Of Equity Securities And Use Of Proceeds

During the six-month period ending June 30, 2006, we made repurchases of our Class A common stock pursuant to a one-year $100.0 million share repurchase program adopted by our Board of Directors on December 13, 2005. The following table provides information on our repurchases during the quarter ended June 30, 2006:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs
April 1, 2006 - April 30, 2006 (1)(2)	655,500	$27.89	655,500	$100,214,958
May 1, 2006 - May 31, 2006 (1)(2)	—	$—	—	$100,214,958
June 1, 2006 - June 30, 2006 (1) (2)	—	$—	—	$100,214,958
Total	655,500		655,500

(1)           On December 13, 2005, our Board of Directors announced the adoption of a plan to repurchase up to $100.0 million of our Class A common stock (the “December 2005 Plan”).  The December 2005 Plan expires on December 12, 2006.

(2)           On May 8, 2006, our Board of Directors announced a continuation of our share repurchase program by authorizing  the repurchase of up to $100.0 million of our Class A common stock (the “May 2006 Plan”). The May 2006 Plan expires on May 7, 2007.

ITEM 3.                  Defaults Upon Senior Securities

None.

ITEM 4.                  Submission Of Matters To A Vote Of Security Holders

(a)          On May 16, 2006, we held our annual shareholders’ meeting.

(b)         At our annual shareholders’ meeting: (i) David J. Berkman and Daniel E. Gold were elected as Class A directors for one-year terms expiring at the 2007 annual shareholders’ meeting; and (ii) Joseph M. Field, David J. Field, John C. Donlevie, Edward H. West and Robert S. Wiesenthal were elected as directors for one-year terms expiring at the 2007 annual shareholders’ meeting.

(c)          The following matters were voted on and approved at our annual shareholders’ meeting: (i) the election of Class A directors; (ii) the election of directors other than Class A directors; (iii) the approval of an amendment of the Entercom Equity Compensation Plan to permit us to offer a one-time exchange of certain options outstanding under the Entercom Equity Compensation Plan for shares of restricted stock; and (iv) to ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ended December 31, 2006.

The results of voting at the annual meeting of the shareholders were as follows:

(i) Election of Class A Directors

Nominee	For	Withheld
David J. Berkman	24,612,200	3,785,251
Daniel E. Gold	25,362,360	3,035,091

(ii) Election of Other Than Class A Directors

Nominee	For	Withheld
Joseph M. Field	102,314,183	3,131,318
David J. Field	102,314,083	3,131,418
John C. Donlevie	102,315,093	3,130,408
Edward H. West	102,076,312	3,369,189
Robert S. Wiesenthal	102,076,467	3,369,034

(iii) Approval of an Amendment of the Entercom Equity Compensation Plan

For	Against	Abstain
85,225,000	17,747,385	1,741

(iv) Ratify The Selection Of PricewaterhouseCoopers LLP As Our Independent Registered Public Accounting Firm

For	Against	Abstain
104,516,004	928,652	845

ITEM 5.                  Other Information

None.

ITEM 6.                  Exhibits

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2) (Originally filed as Exhibit 3.02)

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

10.01	The summary of equity annual bonuses to our named executive officers made on April 6, 2006. (3)

10.02	Amended Entercom Equity Compensation Plan as approved by our shareholders on May 16, 2006. (4)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (5)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (5)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (6)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (6)

(1)                                  Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999. (File No. 333-61381)

(2)                                  Incorporated by reference to an exhibit (as indicated above) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 13, 2002.

(3)                                  Incorporated by reference to our Current Report on Form 8-K, as filed on April 12, 2006.

(4)                                  Incorporated by reference to our Current Report on Form 8-K, as filed on May 18, 2006.

(5)                                  Filed herewith.

(6)                                  These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP. (Registrant)

Date: August 3, 2006	/S/ David J. Field
Name: David J. Field
Title: President and Chief Executive Officer (principal executive officer)

Date: August 3, 2006	/S/ Stephen F. Fisher
Name: Stephen F. Fisher
Title: Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2) (Originally filed as Exhibit 3.02)

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

10.01	The summary of equity annual bonuses to our named executive officers made on April 6, 2006. (3)

10.02	Amended Entercom Equity Compensation Plan as approved by our shareholders on May 16, 2006. (4)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (5)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (5)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (6)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (6)

(1)                                  Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999. (File No. 333-61381)

(2)                                  Incorporated by reference to an exhibit (as indicated above) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 13, 2002.

(3)                                  Incorporated by reference to our Current Report on Form 8-K, as filed on April 12, 2006.

(4)                                  Incorporated by reference to our Current Report on Form 8-K, as filed on May 18, 2006.

(5)                                  Filed herewith.

(6)                                  These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.