Form 10-Q
period 2006-09-30
ENTERCOM COMMUNICATIONS CORP
filed 2006-11-06
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Class A common stock,  $.01 par value – 32,337,412 Shares Outstanding as of October 25, 2006

Class B common stock,  $.01 par value – 8,271,805 Shares Outstanding as of October 25, 2006

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

You can identify forward-looking statements by our use of words such as “anticipates,” “believes,” “continues,” “expects,” “intends,” “likely,” “may,” “opportunity,” “plans,” “potential,” “project,” “will,” and similar expressions which identify forward-looking statements, whether in the negative or the affirmative.  We cannot guarantee that we actually will achieve these plans, intentions or expectations.  These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from those forecasted or anticipated in such forward-looking statements.  You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report.  We undertake no obligation to update these statements or publicly release the result of any revision(s) to these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Key risks to our company are described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2006 and as may be supplemented by the risks described herein under Part II, Item 1A, of our quarterly reports on Form 10-Q.

ii

PART I

FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(amounts in thousands)

(unaudited)

ASSETS

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
CURRENT ASSETS:
Cash and cash equivalents	$14,229	$16,071
Accounts receivable, net of allowance for doubtful accounts	86,550	76,927
Prepaid expenses and deposits	6,256	6,521
Prepaid and refundable income taxes	6,245	6,362
Deferred tax assets	3,281	3,002
Total current assets	116,561	108,883

INVESTMENTS	3,972	6,251

PROPERTY AND EQUIPMENT:
Land, land easements and land improvements	14,498	14,510
Buildings	20,844	14,462
Equipment	109,130	107,626
Furniture and fixtures	14,806	14,668
Leasehold improvements	15,303	15,098
	174,581	166,364
Accumulated depreciation	(89,799)	(81,604)
	84,782	84,760
Capital improvements in progress	2,891	6,052
Net property and equipment	87,673	90,812

RADIO BROADCASTING LICENSES - Net	1,321,598	1,321,598

GOODWILL - Net	157,227	157,227

DEFERRED CHARGES AND OTHER ASSETS - Net	18,251	12,987

TOTAL	$1,705,282	$1,697,758

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(amounts in thousands)

(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
CURRENT LIABILITIES:
Accounts payable	$3,346	$1,326
Accrued expenses	11,654	19,240
Accrued liabilities:
Salaries	6,732	7,076
Interest	1,795	4,438
Advertiser obligations and commissions	1,525	1,670
Other	3,776	1,188
Current portion of long-term debt	20	19
Total current liabilities	28,848	34,957

LONG-TERM LIABILITIES:
Senior debt	511,225	427,240
7.625% senior subordinated notes	150,000	150,000
Deferred tax liabilities	219,575	192,783
Other long-term liabilities	7,657	7,063
Total long-term liabilities	888,457	777,086
Total liabilities	917,305	812,043

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	406	428
Additional paid-in capital	644,960	738,384
Retained earnings	143,014	148,141
Unearned compensation for unvested shares of restricted stock	—	(2,242)
Accumulated other comprehensive income (deficit)	(403)	1,004
Total shareholders’ equity	787,977	885,715

TOTAL	$1,705,282	$1,697,758

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(amounts in thousands, except share and per share data)

(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005

NET REVENUES	$321,937	$328,797

OPERATING (INCOME) EXPENSE:
Station operating expenses, including non-cash compensation expense of $678 in 2006	190,516	187,248
Expenses related to a natural disaster	—	1,714
Depreciation and amortization	11,926	11,884
Corporate general and administrative expenses, including non-cash compensation expense of $2,916 in 2006 and $661 in 2005	18,632	14,209
Time brokerage agreement income	—	(24)
Net (gain) loss on sale or disposal of assets	1,144	(5,436)
Total operating expense	222,218	209,595
OPERATING INCOME	99,719	119,202

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing costs of $986 in each of 2006 and 2005	32,455	21,620
Interest income	(449)	(237)
Dividend income from investments	(74)	—
Net gain on derivative instruments	(371)	(1,071)
Net gain on investments	—	(2,612)
TOTAL OTHER EXPENSE	31,561	17,700

INCOME BEFORE INCOME TAXES	68,158	101,502

INCOME TAXES	27,112	38,912

NET INCOME	$41,046	$62,590

NET INCOME PER SHARE - BASIC	$1.02	$1.35
NET INCOME PER SHARE - DILUTED	$1.02	$1.34

DIVIDENDS PER SHARE	$1.14	$—

WEIGHTED AVERAGE SHARES:
Basic	40,145,454	46,430,274
Diluted	40,315,763	46,616,870

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005

NET REVENUES	$114,343	$115,001

OPERATING (INCOME) EXPENSE:
Station operating expenses, including non-cash compensation expense of $403 in 2006	64,709	63,247
Expenses related to a natural disaster	—	1,714
Depreciation and amortization	4,077	3,901
Corporate general and administrative expenses, including non-cash compensation expense of $1,417 in 2006 and $215 in 2005	6,142	4,611
Net loss on sale or disposal of assets	999	56
Total operating expense	75,927	73,529
OPERATING INCOME	38,416	41,472

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing costs of $329 in each of 2006 and 2005	11,705	7,618
Interest income	(163)	(103)
Dividend income from investments	(25)	—
Net gain (loss) on derivative instruments	138	(527)
Net gain on investments	—	(1,543)
TOTAL OTHER EXPENSE	11,655	5,445

INCOME BEFORE INCOME TAXES	26,761	36,027

INCOME TAXES	10,601	13,949

NET INCOME	$16,160	$22,078

NET INCOME PER SHARE - BASIC AND DILUTED	$0.41	$0.48

DIVIDENDS PER SHARE	$0.38	$—

WEIGHTED AVERAGE SHARES:
Basic	39,528,392	45,825,058
Diluted	39,842,440	46,001,462

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(amounts in thousands)

(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005

NET INCOME	$41,046	$62,590

OTHER COMPREHENSIVE LOSS, NET OF TAX BENEFIT:
Unrealized loss on investments, net of a tax benefit of $892 in 2006 and $1,226 in 2005	(1,406)	(1,942)

COMPREHENSIVE INCOME	$39,640	$60,648

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005

NET INCOME	$16,160	$22,078

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX PROVISION OR BENEFIT:
Unrealized gain (loss) on investments, net of a tax provision of $5 in 2006 and a tax benefit of $546 in 2005	8	(864)

COMPREHENSIVE INCOME	$16,168	$21,214

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND YEAR ENDED DECEMBER 31, 2005

(amounts in thousands, except share data)

(unaudited)

								Other Compre-
	Common Stock				Additional		Unearned	hensive
	Class A		Class B		Paid-in	Retained	Compen-	Income
	Shares	Amount	Shares	Amount	Capital	Earnings	sation	(Loss)	Total

Balance, December 31, 2004	40,364,085	$404	8,271,805	$82	$925,883	$69,780	$(2,853)	$2,777	$996,073
Net income	—	—	—	—	—	78,361	—	—	78,361
Compensation expense valuation adjustment for restricted stock issued in 2004	—	—	—	—	(204)	—	204	—	—
Compensation expense related to granting of restricted stock	15,015	—	—	—	466	—	407	—	873
Tax benefit adjustment related to the issuance of restricted stock	—	—	—	—	251	—	—	—	251
Issuance of Class A common stock related to an incentive plan	18,540	—	—	—	509	—	—	—	509
Exercise of stock options	5,874	—	—	—	175	—	—	—	175
Tax benefit adjustment related to option exercises	—	—	—	—	(391)	—	—	—	(391)
Class A common stock repurchase	(5,793,400)	(58)	—	—	(188,305)	—	—	—	(188,363)
Net unrealized loss on investments	—	—	—	—	—	—	—	(1,773)	(1,773)
Balance, December 31, 2005	34,610,114	$346	8,271,805	$82	$738,384	$148,141	$(2,242)	$1,004	$885,715
Net income	—	—	—	—	—	41,046	—	—	41,046
Reclassification of unearned compensation	—	—	—	—	(2,242)	—	2,242	—	—
Compensation expense related to granting of stock options	—	—	—	—	93	—	—	—	93
Compensation expense related to granting of restricted stock	970,891	10	—	—	3,171	—	—	—	3,181
Issuance of Class A common stock related to an incentive plan	18,273	—	—	—	480	—	—	—	480
Exercise of stock options	21,334	—	—	—	540	—	—	—	540
Class A common stock repurchase	(3,285,200)	(32)	—	—	(95,466)	—	—	—	(95,498)
Payments of dividends	—	—	—	—	—	(45,425)	—	—	(45,425)
Accrued dividends on restricted stock units	—	—	—	—	—	(748)	—	—	(748)
Net unrealized gain on investments	—	—	—	—	—	—	—	(1,407)	(1,407)
Balance, September 30, 2006	32,335,412	$324	8,271,805	$82	$644,960	$143,014	$—	$(403)	$787,977

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(amounts in thousands)

(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005

OPERATING ACTIVITIES:
Net income	$41,046	$62,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes amortization of station operating expenses of $7 in each of 2006 and 2005)	11,933	11,891
Amortization of deferred financing costs	986	986
Deferred taxes	26,719	26,840
Tax benefit on exercise of options	18	11
Provision for bad debts	1,897	2,513
(Gain) loss on sale or dispositions of assets	1,144	(5,436)
Non-cash stock-based compensation expense	3,594	661
Gain on investments	—	(2,612)
Gain on derivative instruments	(371)	(1,071)
Deferred rent	97	759
Unearned revenue - long-term	(27)	364
Deferred compensation	609	478
Expenses related to a natural disaster	—	1,714
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
Accounts receivable	(11,514)	(11,777)
Prepaid expenses and deposits	265	(2,940)
Prepaid and refundable income taxes	117	2,202
Accounts payable and accrued liabilities	(8,137)	(1,967)
Net cash provided by operating activities	68,376	85,206

INVESTING ACTIVITIES:
Additions to property and equipment	(9,649)	(7,636)
Proceeds from sale of property, equipment, intangibles and other assets	277	7,824
Deferred charges and other assets	(268)	(113)
Purchases of investments	(48)	(72)
Proceeds from investments	29	5,579
Station acquisition deposits and costs	(4,553)	(6,131)
Net cash used in investing activities	(14,212)	(549)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	126,000	104,500
Payments of long-term debt	(42,014)	(94,513)
Proceeds from issuance of stock under the employee stock plan	409	406
Purchase of the Company’s Class A common stock	(95,498)	(94,071)
Proceeds from the exercise of stock options	522	137
Payment of cash dividends	(45,425)	—
Net cash used in financing activities	(56,006)	(83,541)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,842)	1,116
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	16,071	11,844
CASH ADJUSTMENT FOR REVERSAL OF DECONSOLIDATED SUBSIDIARIES	—	2
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,229	$12,962

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(amounts in thousands, except share data)

(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$34,098	$23,476
Income taxes paid	$152	$9,699

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES -

For the nine months ended September 30, 2006 and 2005, the Company increased its additional paid-in-capital by $16.3 and $0.3 million,  respectively, in connection with the issuance of certain awards of Restricted Stock for 970,891 and 13,550 shares, respectively, of Class A common stock.

For the nine months ended September 30, 2005, the Company decreased its additional paid-in-capital by $0.4 million in connection with tax benefits associated with the exercise of stock options.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

Sports Programming Costs

The Company records the costs associated with sports programming agreements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 63, “Financial Reporting by Broadcasters.”  Programming costs which are for a specified number of events are amortized on an event-by-event basis, and programming costs which are for a specified season are amortized pro rata over the number of games in each season.

Recent Accounting Pronouncements

FAS No. 157

On September 15, 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating SFAS No. 157 and its effect on the Company’s financial position, results of operations or cash flows.

SAB No. 108

On September 13, 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for the Company in its fourth quarter of 2006. The Company is currently assessing SAB No. 108 and its effect on the Company’s financial position, results of operations or cash flows.

FIN 48

On July 13, 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” that provides guidance on the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions that a company has taken or expects to take on a tax return.  Under FIN 48, financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts.  The interpretation also revises the disclosure requirements and is effective for the Company as of January 1, 2007. The Company is currently evaluating FIN 48 and its effect on the Company’s financial position, results of operations or cash flows.

FSP No. FAS 13-1

On October 6, 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.”  Under FSP No. FAS 13-1, rental costs associated with ground or building operating leases, that are incurred during a construction period, shall be recognized as rental expense and included in income from continuing operations. The guidance in this FSP was effective January 1, 2006. The adoption of FSP No. FAS 13-1 did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

2.             SHARE-BASED COMPENSATION

Under the Entercom Equity Compensation Plan (the “Plan”), the Company may issue up to 10.0 million shares of Class A common stock, which amount is increased by 1.5 million shares, or a lesser number as may be determined by the Company’s Board of Directors, on January 1 of each subsequent year. As a result of a March 23, 2006 amendment to the Plan in connection with the Option Exchange Program (the “OEP”), as described below, the number of shares that can be issued under the Plan was effectively reduced by 3.6 million. As of September 30, 2006, 2.5 million shares are available for future grant. The Plan allows for key employees, directors and consultants to receive share-based compensation awards. The restricted stock units and options that have been issued vest over periods of up to four years. The options expire ten years from the date of grant. The Company issues new shares upon the exercise of stock options and the issuance of restricted stock (or restricted stock units).

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

Adoption Of SFAS No. 123R

On January 1, 2006, the Company adopted SFAS No. 123R, as revised, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. SFAS No. 123R supersedes the Company’s previous accounting under APB Opinion No. 25. In March 2005, the SEC issued SAB No. 107 relating to SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

The Company determined its additional paid-in capital pool as of December 31, 2005 without the use of the transition method allowed under FSP No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Award,” that was issued on November 10, 2005. The purpose of determining the additional paid-in capital pool was to establish the excess tax benefits related to share-based payment awards that will be available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R.

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

Stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the nine months and three months ended September 30, 2006 included compensation expense for share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R and compensation expense for share-based payment awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. The Company used the straight-line single option method for recognizing compensation expense under SFAS No. 123 and SFAS No. 123R. For the nine months and three months ended September 30, 2006, stock-based compensation expense, which is based on awards ultimately expected to vest, was reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Under the provisions of SFAS No. 123, for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The Company chose to use the modified prospective application implementation strategy. Accordingly, the financial statements for the nine months and three months ended September 30, 2005 were not restated, but disclosure of the pro forma effect on net income for the nine months and three months ended September 30, 2005, prior to adoption of SFAS No. 123R, is included below in Note 2, Share-Based Compensation - Pro Forma Information Under SFAS No. 123.

Under the provisions of SFAS No. 123R, net income was negatively impacted for the nine months and three months ended September 30, 2006 by $2.7 million and $1.3 million, respectively ($0.07 per basic and fully diluted share and $0.03 per basic and fully diluted share, respectively). If SFAS No. 123R had been adopted for the nine months and three months ended September 30, 2005, net income would have been negatively impacted by $7.4 million and $2.4 million, respectively ($0.16 per basic and fully diluted share and $0.05 per basic and fully diluted share, respectively).

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

Valuation Model Assumptions

The Company applied modification accounting under the provisions of SFAS No. 123R for those options subject to the option exchange program as described below under Note 2, Share-Based Compensation - Option Exchange Program.  It was not necessary for the Company to apply the option-pricing model method of valuation for share-based awards issued under the provisions of SFAS No. 123R as there were no options granted during the nine months ended September 30, 2006.

The weighted average fair value of each option granted for the nine months ended September 30, 2005 was $9.44 (no options were issued during the three months ended September 30, 2005). For the nine months ended September 30, 2005, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Nine Months Ended September 30, 2005

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

Option Activity

During the nine months ended September 30, 2005, the Company issued non-qualified options to purchase 0.1 million shares of its Class A Common Stock at prices per share ranging from $32.17 to $35.05 and decreased its additional paid-in capital by $0.4 million in connection with tax benefits associated with the exercise of stock options. All of these options vest over a four-year period.

The total intrinsic value of options exercised was $49 thousand and $29 thousand during the nine months ended September 30, 2006 and 2005, respectively. Cash received from stock option exercises for the nine months ended September 30, 2006 and 2005 was $540 thousand and $148 thousand, respectively. The income tax benefit from stock option exercises was $18 thousand and $11 thousand for the nine months ended September 30, 2006 and 2005, respectively.

The following table presents the option activity under our stock option plan for the nine months ended September 30, 2006:

				Aggregate
			Weighted-	Intrinsic
		Weighted-	Average	Value
		Average	Remaining	As of
	Number of	Exercise	Contractual	September 30,
	Options	Price	Term	2006
	(amounts in thousands)

Options outstanding as of December 31, 2005	6,159,838	$41.35
Options granted	—	$—
Options exercised	(21,334)	$24.47
Options forfeited	(3,750)	$33.90
Options exchanged for restricted stock units	(3,828,893)	$45.81
Options expired	(338,273)	$43.29
Outstanding as of September 30, 2006	1,967,588	$32.51	6.2	$1,168,188

Options vested and expected to vest as of September 30, 2006	1,960,342	$32.51	6.2	$1,168,188
Options vested and exercisable as of September 30, 2006	1,920,588	$32.51	6.1	$1,168,188
Weighted average remaining recognition period in years	1.5

As of September 30, 2006, $0.3 million of accumulated unrecognized compensation costs related to unvested stock options, net of forfeitures, is expected to be recognized in future periods over a weighted average period of 1.5 years.

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2006:

		Options Outstanding			Options Exercisable
		Number of	Weighted		Number of
		Options	Average	Weighted	Options	Weighted
		Outstanding	Remaining	Average	Exercisable	Average
		at Sept. 30,	Contractual	Exercise	at Sept. 30,	Exercise
Exercise Prices		2006	Life	Price	2006	Price
$18.00	$22.50	232,659	2.3	$20.18	232,659	$20.18
$27.75	$27.75	459,618	4.1	$27.75	459,618	$27.75
$28.19	$34.44	111,625	6.6	$32.43	65,000	$32.28
$35.05	$35.05	954,750	8.1	$35.05	954,375	$35.05
$35.06	$52.05	208,936	5.6	$45.19	208,936	$45.19

		1,967,588	6.2	$32.51	1,920,588	$32.51

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

Restricted Stock Units With Service And Market Conditions

During the nine months and three months ended September 30, 2006, the Company issued to its executive officers 240,000 restricted stock units with service and market conditions. These shares will vest based on the achievement of market conditions, which are specified stock price appreciation milestones over a period of less than four years. Shares will vest if a particular milestone is reached and maintained, based upon the closing price of the Company’s stock on the

New York Stock Exchange for ten consecutive trading days.  The market condition allows for vesting of portions of the award as each milestone is reached.

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

Risk-Free Interest Rate – The Company estimated the risk-free interest rate at 5.1% based upon the implied yield available on U.S. Treasury issues using a constant maturity treasury bond rate as of the date of grant.

Expected Dividends – The Company calculated the expected dividend yield of 5.3% by annualizing the cash dividend declared by the Company’s Board of Directors for the current quarter and dividing that result by the closing stock price on the date of grant.

The Company calculated a derived service period of approximately 14 months using the Monte Carlo simulation model to calculate a range of possible future stock prices for the Company.  The weighted average expected fair value of the restricted stock units with market and service conditions was $11.89 per share and is amortized over the derived service periods. If vesting occurs as a result of market performance of the Company’s common stock, the compensation expense related to the vested awards that have not previously been amortized is recognized upon vesting. The compensation expense is recognized even if the market condition is not satisfied.  The compensation is only reversed in the event the service period is not fulfilled.

Restricted Stock Unit Activity

The total number of restricted stock units expected to vest is adjusted by estimated forfeitures. As of September 30, 2006, there was $15.1 million of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a remaining weighted-average recognition period of 2.1 years. During the nine months ended September 30, 2006 and 2005, 38 units and 2,152 units, respectively, of restricted stock were both vested and released. There were no releases of vested restricted stock units during the three months ended September 30, 2006 and 2005.

The unamortized compensation expense of $2.2 million related to unvested restricted stock units was recorded as unearned compensation for unvested shares of restricted stock in shareholders’ equity at December 31, 2005. In connection with the adoption of SFAS No. 123R on January 1, 2006, such amount was reclassified to a component of paid-in capital.

During the nine months ended September 30, 2006, the Company issued 1.0 million units of restricted stock at a weighted average fair value of $22.80 (net of a fair value adjustment for restricted stock units with service and market based conditions as described above in Note 2) and increased its additional paid-in capital by $16.3 million (amounts include restricted stock units issued with service and market conditions and exclude restricted stock units issued in connection with the Option Exchange Program as described under Note 2 – Option Exchange Program). During the nine months ended September 30, 2005, the Company issued 13,550 units of restricted stock at a weighted average fair value of $31.90 and increased its additional paid-in capital by $0.3 million (net of a valuation adjustment from previously issued shares of restricted stock).

A summary of the Company’s outstanding restricted stock units, as of September 30, 2006, and changes in restricted stock units under the Plan during the nine months ended September 30, 2006, is as follows:

			Weighted-	Aggregate
	Number of	Weighted-	Average	Intrinsic
	Restricted	Average	Remaining	Value As Of
	Stock	Purchase	Contractual	June 30,
	Units	Price	Term	2006
	(amounts in thousands)

Restricted stock units outstanding as of December 31, 2005	104,055	$—
Restricted stock units awarded	719,337	—
Restricted stock units issued in exchange for options	255,267	—
Restricted stock units released	(38)	—
Restricted stock units forfeited	(3,713)	—
Restricted stock units outstanding as of September 30, 2006	1,074,908	$—	2.1	$27,087,682

Restricted stock units expected to vest	1,068,998	$—	2.1	$26,938,750
Weighted average remaining recognition period in years	5,910

Recognized Non-Cash Compensation Expense

Stock-based compensation expense recognized under SFAS No. 123R for the nine months ended September 30, 2006 was $3.6 million, which consisted of: (1) $3.4 million for awards of restricted stock units; and (2) $0.2 million for stock-based compensation expense related to employee stock options and employee stock purchases. Stock-based compensation expense recognized under SFAS No. 123R for the three months ended September 30, 2006 was $1.8 million, which consisted of: (i) $1.7 million for awards of restricted stock units; and (ii) $0.1 million for stock-based compensation expense related to employee stock options and employee stock purchase plan purchases.  In connection with the recognition of this expense, the Company recorded an income tax benefit of $0.8 million and $0.5 million for the nine months and three months ended September 30, 2006, respectively. The income tax benefits were reduced to reflect limitations for tax purposes on deductible compensation for certain key employees.

Stock-based compensation expense recognized under SFAS No. 123 for the nine months and three months ended September 30, 2005 was $0.7 million and $0.3 million, respectively, which consisted of awards of restricted stock units.

The following table summarizes recognized stock-based compensation expense related to employee stock options, employee stock purchase plan purchases and awards of restricted stock units for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30,
	2006	2005
	(amounts in thousands)

Station operating expenses	$678	$—
Corporate general and administrative expenses	2,916	661
Stock-based compensation expense included in operating expenses	3,594	661
Tax benefit	(849)	(204)
Recognized stock-based compensation expense related to employee stockoptions, employee stock purchase plan purchases and restricted stock units	$2,745	$457

The following table summarizes recognized stock-based compensation expense related to employee stock options, employee stock purchase plan purchases and awards of restricted stock units for the three months ended September 30, 2006 and 2005:

	Three Months Ended
	September 30,
	2006	2005
	(amounts in thousands)

Station operating expenses	$403	$—
Corporate general and administrative expenses	1,417	215
Stock-based compensation expense included in operating expenses	1,820	215
Tax benefit	(555)	(31)
Recognized stock-based compensation expense related to employee stock options, employee stock purchase plan purchases and restricted stock units	$1,265	$184

Option Exchange Program

On March 23, 2006, the Company’s Board of Directors approved an amendment to the Plan to permit a one time OEP, which was approved at the May 16, 2006 shareholders’ meeting. On June 5, 2006, the Company commenced the OEP by making an offer to exchange to the Company’s eligible employees and non-employee directors. The Company offered such persons the opportunity to make a one-time election to exchange all of their outstanding stock options with exercise prices equal to or greater than $40.00 per share for a lesser number of shares of the Company’s restricted stock. The exchange ratio under the OEP was fifteen-to-one such that, for each fifteen eligible options surrendered, the holder received one share of restricted stock. On July 7, 2006, following the July 6, 2006 expiration of the OEP, the Company granted 0.3 million restricted stock units in exchange for 3.8 million options. All shares of restricted stock issued under the OEP were granted under the Plan. Options which were exchanged, net of shares of restricted stock issued, are not available for re-grant under the Plan.

In accordance with SFAS No. 123R, the Company applied modification accounting for the OEP. Under this accounting guidance, the Company did not recognize additional share-based compensation expense, as the fair value of the new shares at the time the Company first made the offer to exchange was not greater than the fair value of the surrendered options. Otherwise, any difference in fair value would have been recognized as an expense on a straight-line basis over the vesting period of the new shares.

On June 5, 2006, the fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: (1) a historical volatility of 46% over a period commensurate with the expected term of 6.25 years with the observation of the volatility on a daily basis; (2) an expected term of 6.25 years based upon the simplified plain-vanilla method as allowed under the provisions of SAB No. 107; (3) a risk-free interest rate of 5.2% that was consistent with the expected term of the stock options and was based on the U.S. Treasury yield curve in effect at the time of the grant; and (4) a dividend yield of 5.6% based upon the Company’s most recent quarterly dividend of $0.38 per share.  The Company recorded the effect of the OEP on outstanding awards during the third quarter of 2006.

Pro Forma Information Under SFAS No. 123

Prior to the adoption of SFAS No. 123R, the Company accounted for stock compensation under the intrinsic value method in accordance with the requirements of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, including FIN 44, “Accounting for Certain Transactions Involving Stock Compensation.”  Under these provisions, the Company has presented in the table below the required disclosure of the pro forma effects on net income and net income per share had the fair value recognition provisions of SFAS No. 123 been adopted for the nine and three months ended September 30, 2005.

	Nine	Three
	Months	Months
	Ended	Ended
	September 30, 2005
	(amount in thousands,
	except per share data)
Net income - as reported	$62,590	$22,078
Add: Compensation expense included in net income, net of taxes of $256 and $83 for the nine and three months ended September 30, 2005, respectively	405	132
Subtract: Stock-based employee compensation expense determined under the fair value based method for all awards, net of taxes of $4,928 and $1,606 for the nine and three months ended September 30, 2005, respectively	7,782	2,536
Net income - pro forma	$55,213	$19,674
Basic net income per share - as reported	$1.35	$0.48
Basic net income per share - pro forma	$1.19	$0.43
Diluted net income per share - as reported	$1.34	$0.48
Diluted net income per share - pro forma	$1.18	$0.43

3.             INTANGIBLE ASSETS AND GOODWILL

(A) Indefinite-Lived Intangibles

Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and certain intangible assets are not amortized. Instead, these assets are reviewed at least annually for impairment and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company has determined that broadcasting licenses are deemed to have indefinite useful lives.

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

If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company’s broadcasting licenses below the amount reflected in the balance sheet, the Company is required to retest and may be required to recognize impairment charges in future periods. The amount of unamortized broadcasting licenses reflected in the balance sheet as of September 30, 2006 was $1.3 billion.

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

During each of the first quarters of 2006 and 2005, the Company completed the non-amortizing intangible asset impairment test for broadcasting licenses and determined that: (1) the reporting unit was a radio market; and (2) the fair value of the broadcasting licenses was equal to or greater than the amount reflected in the balance sheet for each of the Company’s markets. Based upon the results of each of the asset impairment tests, no impairment charges were recorded.  No events occurred or circumstances changed since these tests were conducted that would, more likely than not, change the fair value of broadcasting licenses below the amount reflected in the balance sheets and, accordingly, no impairment charges were recorded for the nine months ended September 30, 2006 and 2005.

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

To determine the fair value, the Company uses an income or market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.  The amount of goodwill reflected in the balance sheet as of September 30, 2006 was $157.2 million.

The Company performed its annual impairment test during each of the second quarters of 2006 and 2005 and, as a result, the Company determined that it was not necessary to record an impairment charge at that time. No events occurred or circumstances changed since these tests were conducted that would, more likely than not, change the fair value of goodwill below the amount reflected in the balance sheets and, accordingly, no impairment charges were recorded for the nine months ended September 30, 2006 and 2005. If actual market conditions are less favorable than those projected by the industry or the Company, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company is required to retest and may be required to recognize impairment charges in future periods.

There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2006.

(B) Definite-Lived Intangibles

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships,  acquired advertising contracts and income leases that are amortized in accordance with SFAS No. 142. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The amount of the amortization expense for definite-lived intangible assets was $0.2 million and $0.3 million for the nine months ended September 30, 2006 and 2005, respectively, and $0.1 for each of the three months ended September 30, 2006 and 2005.  As of September 30, 2006, the Company reflected $0.4 million in unamortized definite-lived assets, which amounts are included in deferred charges and other assets on the balance sheet.

The following is an estimate of the amortization expense for definite-lived assets, in thousands, for each of the succeeding years ending December 31:

Definitive-
Lived
Assets
Years ending December 31,
2006 (excludes the nine months ended September 30, 2006)	$55
2007	144
2008	84
2009	44
2010	13
Thereafter	22
Total	$362

4.                                      ACQUISITIONS, DISPOSITIONS, OTHER EVENTS AND UNAUDITED PRO FORMA SUMMARY

Acquisitions For The Nine Months Ended September 30, 2006

There were no acquisitions or dispositions during the nine months ended September 30, 2006.  See Note 8 for further information on pending acquisitions and required divestitures.

Other

Seattle, Washington

On August 9, 2006, the Company entered into a rights agreement with the owners of the Seattle SuperSonics, a National Basketball Association (“NBA”) team, by entering into a multi-year agreement effective with the start of the 2006 season to broadcast the programming and sell the advertising time, but not to produce the games.

Boston, Massachusetts

On May 7, 2006, the Company renewed its rights agreement with the owners of the Boston Red Sox, a Major League Baseball (“MLB”) team, by entering into a multi-year agreement, effective with the start of the 2007 season, to broadcast and produce games, including related programming and promotional events, and to sell advertising time. The rights agreement is subject to the approval of the Office of the Commissioner of MLB.

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

Other Events

Boston, Massachusetts

On August 23, 2005, the Company entered into a definitive multi-year agreement with the Boston Celtics, an NBA basketball team, effective with the start of the 2005/2006 NBA season, to broadcast and produce the games, including related programming and promotional events, and sell the advertising time.

Seattle, Washington

On January 18, 2005, the Company restructured its agreement with the Seattle Seahawks, a National Football League (“NFL”) football team, effective with the start of the 2005 NFL season. Under the restructured agreement, the Company agreed to continue to broadcast the games, but not produce the games nor sell the advertising time.

Unaudited Pro Forma Summary Of Financial Information

The following unaudited pro forma summary of financial information presents the consolidated results of operations as if any acquisitions which occurred during the period of January 1, 2005 through September 30, 2006 had all occurred as of the beginning of the respective periods. The summary also includes certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund acquisitions which would have been incurred had such acquisitions occurred as of the beginning of the respective periods. There were no acquisitions during the nine months and three months ended September 30, 2006; therefore, actual information appears in the tables below. These unaudited pro forma results, which do not reflect: (1) dispositions of radio stations; and (2) acquisitions and dispositions of certain contracts or joint sales agreements, have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future.

	Nine Months Ended September 30,
	2006	2005
	(amounts in thousands, except per share data)
	Actual	Pro Forma

Net revenues	$321,937	$334,478
Net income	$41,046	$62,371
Net income per share - basic and diluted	$1.02	$1.34

	Three Months Ended September 30,
	2006	2005
	(amounts in thousands, except per share data)
	Actual	Pro Forma

Net revenues	$114,343	$117,011
Net income	$16,160	$22,191
Net income per share - basic and diluted	$0.41	$0.48

5.                                      SENIOR DEBT

Bank Revolver

On September 22, 2006, the Company entered into an amendment to its Bank Revolver with a syndicate of banks which provided for the elimination of a restrictive covenant that would have required the Company to enter into certain interest rate transactions to hedge a portion of its variable rate debt.

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

As of September 30, 2006, the Company had $511.0 million outstanding, as well as a $0.8 million Letter of Credit, under the Bank Revolver. Subject to covenant compliance at the time of each borrowing, the amount available under the Bank Revolver as of September 30, 2006 was $288.2 million.  Management believes that, as of September 30, 2006, the Company was in compliance with all financial covenants and leverage ratios and all other terms of the Bank Revolver.  Any borrowings necessary to consummate closing on any of the pending transactions as described under Note 8, Commitments and Contingencies, is conditioned on compliance under the Bank Revolver at the time of closing.

Interest Rate Transactions

The Company enters into interest rate transactions with different banks to diversify its risk, associated with interest rate fluctuations against the variable rate debt under the Bank Revolver. Under these transactions, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt.  See Note 7, Derivative and Hedging Activities, for further discussion.

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

Interest on the Notes accrues at the rate of 7.625% per annum and is payable semi-annually in arrears on March 1 and September 1. The Company may redeem the Notes on and after March 1, 2007 at an initial redemption price of approximately 103.8% of their principal amount plus accrued interest. The Notes are unsecured and rank junior to the Company’s senior indebtedness. In addition to the parent, Entercom Communications Corp., all of the Company’s subsidiaries (other than Entercom Radio, LLC, the issuer of the Notes) have fully and unconditionally guaranteed jointly and severally these Notes (the “Subsidiary Guarantors”).  Under certain covenants, the Subsidiary Guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Notes, and the Subsidiary Guarantors cannot incur additional indebtedness under certain restrictive covenants.

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

As of September 30, 2006, the Company had an interest rate transaction outstanding with a notional amount of $30.0 million and an initial term of 10 years, that expires in February 2008. This interest rate transaction effectively fixes the interest at a rate of 5.8% on borrowings equal to the total notional amount.

During the nine months ended September 30, 2006 and 2005, the Company had a derivative outstanding with a notional amount of $30.0 million that did not qualify for hedge accounting treatment. For the nine months ended September 30, 2006 and 2005, the Company recorded to the statement of operations a net gain of $0.4 million and $1.1 million, respectively, under net gain on derivative instruments. For the three months ended September 30, 2006 and 2005, the Company recorded to the statement of operations a net loss of $0.1 million and a net gain of $0.5 million, respectively, under net (gain) loss on derivative instruments.

Under an amendment dated September 22, 2006 to the Bank Revolver, certain interest rate hedging requirements under a restrictive covenant were eliminated.

8.                                      COMMITMENTS AND CONTINGENCIES

Pending Acquisitions

Austin, Texas

Memphis, Tennessee

Cincinnati, Ohio

On August 18, 2006, the Company entered into an asset purchase agreement with CBS Radio Stations Inc. (“CBS”) to acquire the assets of eleven radio stations serving the Memphis, Austin and Cincinnati radio markets for $220.0 million in cash. Concurrently with entering into the asset purchase agreement, the Company also entered into a Local Marketing Agreement (also known as a time brokerage agreement or “TBA”), under the provisions of which the Company commenced operations on November 1, 2006.  During the period of the TBA, the Company will include the net revenues, station operating expenses and TBA fees associated with operating these stations in the Company’s condensed consolidated financial statements. This transaction, which is subject to approval by the Federal Communications Commission (“FCC”), is expected to close in early 2007. With the Austin and Cincinnati acquisitions, the Company will enter into two new radio markets. In Memphis, the acquisition of three radio stations from CBS will add to the three radio stations that the Company currently owns and operates in this market.

On October 31, 2006, the Company entered into an agreement to exchange WGRR-FM, a radio station included in the CBS acquisition noted above, for WPRV-FM (including certain intellectual property of WYGY-FM), a radio station owned by a subsidiary of Cumulus Media Partners, LLC (“Cumulus”).  Each of these stations serves the Cincinnati, Ohio, radio market. Concurrently with entering into the asset exchange agreement, the Company also entered into two time brokerage agreements. Pursuant to these TBAs, the Company commenced operations of WPRV-FM and Cumulus commenced operations of WGRR-FM on November 1, 2006. The Company cannot complete the sale of WGRR-FM to Cumulus until the Company has completed the acquisition of WGRR-FM from CBS. The fair value of the assets acquired in exchange for the assets sold cannot be determined at this time as it will be dependent on the results of an appraisal for both WGRR-FM and WPRV-FM. Upon completion of the transaction with CBS and with Cumulus, the Company will own four radio stations in the Cincinnati, Ohio market. See Note 15, Subsequent Events, for a further description of this transaction.

Rochester, New York

On August 18, 2006, the Company entered into an asset purchase agreement with CBS to acquire the assets of four radio stations serving the Rochester radio market for $42.0 million in cash. Under the Communications Act (“Act”), the FCC imposes specific limits on the number of commercial radio stations an entity can own in a single market. Due to these restrictions, the Company cannot own or operate more than five FM radio stations in this market. In addition, the Company is required to meet certain requirements under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSRA”).  As a result, the Company agreed to divest three FM radio stations. Such divestiture must be approved by the U. S. Department of Justice under the HSRA and by the FCC.  Due to the requirement to divest stations, the Company cannot determine when closing will occur. Upon the divestiture of three radio stations and the expected closing on the CBS transaction, the Company would own and operate five radio stations in the Rochester, New York market.

Boston, Massachusetts

On August 18, 2006, the Company entered into an asset purchase agreement with Radio One, Inc. (“One”) to acquire the assets of WKAF-FM (formerly WILD-FM), serving the Boston, Massachusetts, radio market for $30.0 million in cash, of which $5.0 million was paid as a deposit on August 21, 2006. Concurrently with entering into the asset purchase agreement, the Company also entered into a Local Programming and Marketing Agreement (also known as a TBA), which was effective on August 21, 2006.  The Company included the net revenues and station operating expenses associated with operating this station in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2006. The initial financial statement impact of the TBA on revenues and station operating expenses was minimal as the Company did not assume any advertising contracts nor hire any employees under the agreements with One. There was no TBA fee provided for under the agreement.

With the commencement of the TBA, the Company began simulcasting the format of WAAF-FM (another radio station owned and operated by the Company in this market) on WKAF-FM, thereby providing a complement to the signal coverage of the WAAF-FM format in the Boston metropolitan market. This transaction, which is subject to approval by the FCC, is expected to close in late fourth quarter of 2006. Upon the expected closing of this transaction, the Company will own and operate five radio stations in the Boston, Massachusetts, radio market.

Springfield, Massachusetts

On February 10, 2006, the Company entered into an asset purchase agreement to acquire the radio station assets of WVEI-FM (formerly WBEC-FM), serving the Springfield, Massachusetts, radio market, for $5.8 million in cash, of which $0.3 million was paid as a deposit on February 10, 2006.  On October 17, 2006, the Company entered into a TBA under the provisions of which the Company paid a deposit of $1.5 million and commenced operations on October 26, 2006. The net revenues, station operating expenses and TBA fees associated with operating these stations will be included in the Company’s condensed consolidated financial statements for the year ended December 31, 2006. This transaction, which is subject to approval by the Federal Communications Commission, is expected to close in the fourth quarter of 2006. The Company does not currently own or operate any other radio stations in this market.

Contingencies

In recent years, the FCC has engaged in more vigorous enforcement, against the broadcasting industry as a whole, of FCC rules concerning the broadcast of obscene, indecent, or profane material.  A recent change in federal law has increased the FCC’s authority to impose a fine for the broadcast of such material to $325,000 for a single incident.  As a consequence, the Company could face increased costs in the form of fines and a greater risk that the Company could lose any one or more of its broadcasting licenses were the FCC to conclude that programming broadcast by a Company station was obscene, indecent or profane.  In the past, the FCC has issued Notices of Apparent Liability and a Forfeiture Order with respect to several of the Company’s stations proposing fines for certain programming which the FCC deemed to have been “indecent.” These cases are the subject of pending administrative appeals.   The FCC has also commenced several other investigations based on allegations received from the public that some of the Company’s stations broadcast indecent programming.  The Company has cooperated in these investigations, which remain pending.  The Company estimates that the imposition of the proposed fines would not materially impact the Company’s financial position, results of operations or cash flows.

In January 2005, the Company received a subpoena from the Office of the Attorney General of the State of New York, as did several other radio broadcasting companies and record companies operating in the State of New York.  These subpoenas were issued in connection with the New York Attorney General’s investigation of promotional practices involved in record companies’ dealings with radio stations. The Company has cooperated with this investigation and will continue to do so. In connection with this investigation, the New York Attorney General’s Office has entered into settlement agreements with various record companies, which included both business practice reforms and financial penalties. On March 8, 2006, the Attorney General of the State of New York filed an action in the Supreme Court of the State of New York against the Company alleging that the Company engaged in and continues to engage in deceptive acts and practices in connection with the airplay of current music. In response, on April 10, 2006, the Company filed a motion to dismiss this complaint.  On October 16, 2006, the court denied that motion. The Company cannot predict the outcome of this litigation and whether it will have a material impact on the Company’s financial position, results of operations or cash flows.

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

The Company has filed on a timely basis renewal applications for those radio stations for which their radio broadcasting licenses are subject to renewal with the FCC. Certain licenses may not be renewed prior to the renewal date, which is not unusual. The Company will continue to operate these radio stations under their existing licenses until the licenses are renewed.

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

The Company’s six radio stations located in New Orleans, Louisiana, were significantly affected by Hurricane Katrina and the subsequent flooding. As a result, for the year ended December 31, 2005, the Company recorded as a separate line item, under operating expenses, $1.7 million of expenses related to a natural disaster. This amount was comprised of an increase to the Company’s accounts receivable reserve and the abandonment of certain broadcasting facilities and equipment. The Company has had discussions with its insurance company concerning its property coverage. The Company cannot determine at this time the amount that will be recoverable under the Company’s insurance policies. The Company has not accrued for any recoveries as any such recoveries will only be recognized for financial statement purposes upon receipt.

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings.  In the opinion of management, any potential liability of the Company which may arise out of, or with respect to, these matters will not materially affect the Company’s financial position, results of operations or cash flows.

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

The Company enters into indemnification agreements in the ordinary course of business and other agreements which include indemnification provisions. Under these agreements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements could be unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has not recorded liabilities for these agreements as of September 30, 2006.

9.                                      SHAREHOLDERS’ EQUITY

Dividends

The following table presents a summary of the Company’s dividend activity, which commenced during the first quarter of 2006:

(amounts in millions, except per share data)

	Amount
	Per			Total
Declaration	Common	Record	Payment	Amount
Date	Share	Date	Date	Paid

February 20, 2006	$0.38	March 14, 2006	March 30, 2006	$15.4
May 16, 2006	$0.38	June 15, 2006	June 29, 2006	$15.0
September 5, 2006	$0.38	September 15, 2006	September 29, 2006	$15.0

Grants of restricted stock units made on and after April 6, 2006 included the right, upon vesting, to receive a dividend equivalent amount equal to the aggregate of all dividends which would have been paid on the restricted stock units. The dividend equivalent amount, accrued and unpaid on unvested restricted stock units, was $0.7 million as of September 30, 2006.

Share Repurchase Programs

The Company’s Board of Directors has authorized in the past, and may authorize in the future, share repurchase programs over a defined period of time. Any repurchases under these programs may be made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or from time to time without prior notice. All shares repurchased are immediately restored to authorized but unissued status.

During the nine months ended September 30, 2006, the Company repurchased 3.3 million shares in the amount of $95.5 million at an average price of $29.07 per share.  There were no repurchases during the three months ended September 30, 2006.

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

10.                               DEFERRED COMPENSATION PLANS

Under two separate deferred compensation plans, the Company provides a select group of the Company’s management (including highly compensated employees) and the Board of Directors with an opportunity to defer a portion of their compensation on a tax-favored basis. The obligations by the Company to pay these benefits under these plans represent unsecured general obligations that rank equally with the Company’s other unsecured and unsubordinated indebtedness.  As of September 30, 2006, $1.7 million was deferred under these plans and was included in other long-term liabilities in the consolidated balance sheet. For each of the nine and three months ended September 30, 2006, the Company recorded a gain of $0.1 million to corporate general and administrative expense. The Company also recorded a deferred tax asset of $0.7 million in connection with this liability as the deferred tax asset is not realized for tax purposes until the liability is paid.

11.                               NET INCOME PER SHARE

The net income per share is calculated in accordance with SFAS No. 128, “Earnings Per Share,” which requires presentation of basic net income per share and diluted net income per share. Basic net income per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes the potential dilution that could occur: (1) if all of the Company’s outstanding stock options that are in-the-money were exercised (using the treasury stock method); (2) if the restricted stock units with service conditions were fully vested (using the treasury stock method); (3) if the restricted stock units with service and market conditions were considered contingently issuable; and (4) if the participation by employees in an Employee Stock Purchase Plan is considered as an option (using the treasury stock method).  Anti-dilutive instruments are not considered in this calculation. For the nine and three months ended September 30, 2006 and 2005, stock options and restricted stock units were included in the calculation of net income per share as they were dilutive.

	Nine Months Ended
	September 30, 2006			September 30, 2005
	(amounts in thousands, except share and per share data)
	Income	Shares	EPS	Income	Shares	EPS
Basic net income per share:
Net income	$41,046	40,145,454	$1.02	$62,590	46,430,274	$1.35
Impact of options and restricted stock		170,309			186,596
Diluted net income per share:
Net income	$41,046	40,315,763	$1.02	$62,590	46,616,870	$1.34

For the nine months ended September 30, 2006 and 2005, potentially dilutive options to purchase 4.6 million and 5.5 million shares, respectively, of Class A common stock at option exercise prices per share ranging from $26.96 to $57.63 and from $32.99 to $57.63, respectively, were excluded from the computation of diluted net income per share as the exercise price of such options was greater than the average market price of the stock during the period.  For each of the nine-month periods ended September 30, 2006 and 2005, a minimal number of shares of unvested restricted stock units were excluded from the computation of diluted net income per share as they were anti-dilutive under the treasury stock method.  Restricted stock units with market conditions in the amount of 0.2 million were not included in the computation of diluted net income per share as the market conditions were not satisfied as of September 30, 2006.

	Three Months Ended
	September 30, 2006			September 30, 2005
	(amounts in thousands, except share and per share data)
	Income	Shares	EPS	Income	Shares	EPS
Basic net income per share:
Net income	$16,160	39,528,392	$0.41	$22,078	45,825,058	$0.48
Impact of options and restricted stock		314,048			176,404
Diluted net income per share:
Net income	$16,160	39,842,440	$0.41	$22,078	46,001,462	$0.48

For the three months ended September 30, 2006 and 2005, potentially dilutive options to purchase 2.1 million and 5.5 million shares, respectively, of Class A common stock at option exercise prices per share ranging from $24.80 to $57.63 and from $32.21 to $57.63, respectively, were excluded from the computation of diluted net income per share as the exercise price of such options was greater than the average market price of the stock during the period.  For the three months ended September 30, 2006 and 2005, 0.5 million and a minimal number, respectively, of shares of unvested restricted stock units were excluded from the computation of diluted net income per share as they were anti-dilutive under the treasury stock method. Restricted stock units with market conditions in the amount of 0.2 million were not included in the computation of diluted net income per share as the market conditions were not satisfied as of September 30, 2006.

12.                               GUARANTOR FINANCIAL INFORMATION

Entercom Radio, LLC, which is a 100% owned subsidiary of Entercom Communications Corp., holds the ownership interest in various subsidiary companies that own operating assets, including broadcasting licenses, permits and authorizations.  Entercom Radio LLC is: (1) the borrower of the Company’s senior debt under the Bank Revolver described in Note 5; and (2) the issuer of the Company’s 7.625% Senior Subordinated Notes described in Note 6. Entercom Communications Corp. and each of its direct and indirect 100% owned subsidiaries (other than Entercom Radio LLC) is a guarantor of such debt.

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

The following tables set forth condensed consolidating financial information for Entercom Communications Corp. and Entercom Radio LLC:

•                  the balance sheets as of September 30, 2006 and December 31, 2005;

•                  the statements of operations for the nine months and three months ended September 30, 2006 and 2005; and

•                  the statements of cash flows for the nine months ended September 30, 2006 and 2005.

Condensed Balance Sheets as of September 30, 2006

(amounts in thousands)

	Entercom
	Communications	Entercom
	Corp.	Radio, LLC	Eliminations	Total

ASSETS:
Current assets	$2,410	$114,151	$—	$116,561
Net property and equipment	930	86,743	—	87,673
Radio broadcasting licenses - Net	—	1,321,598	—	1,321,598
Goodwill - Net	—	157,227	—	157,227
Other long-term assets - Net	2,430	19,793	—	22,223
Investment in subsidiaries	789,259	—	$(789,259)	—
Total assets	$795,029	$1,699,512	$(789,259)	$1,705,282

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities	$1,834	$27,014	$—	$28,848
Long-term liabilities	5,218	883,239	—	888,457
Total liabilities	7,052	910,253	—	917,305

Shareholders’ equity
Preferred stock
Class A, B and C common stock	406	—	—	406
Additional paid-in capital	644,960	—	—	644,960
Retained earnings	143,014	789,662	(789,662)	143,014
Accumulated other comprehensive loss	(403)	(403)	403	(403)
Total shareholders’ equity	787,977	789,259	(789,259)	787,977
Total liabilities and shareholders’ equity	$795,029	$1,699,512	$(789,259)	$1,705,282

Condensed Balance Sheets as of December 31, 2005

(amounts in thousands)

	Entercom
	Communications	Entercom
	Corp.	Radio, LLC	Eliminations	Total

ASSETS:
Current assets	$1,634	$107,249	$—	$108,883
Net property and equipment	963	89,849	—	90,812
Radio broadcasting licenses - Net	—	1,321,598	—	1,321,598
Goodwill - Net	—	157,227	—	157,227
Other long-term assets - Net	1,308	17,930	—	19,238
Investment in subsidiaries	891,340	—	$(891,340)	—
Total assets	$895,245	$1,693,853	$(891,340)	$1,697,758

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities	$5,538	$29,419	$—	$34,957
Long-term liabilities	3,992	773,094	—	777,086
Total liabilities	9,530	802,513	—	812,043

Shareholders’ equity
Preferred stock	—	—	—	—
Class A, B and C common stock	428	—	—	428
Additional paid-in capital	738,384	—	—	738,384
Retained earnings	148,141	890,336	(890,336)	148,141
Unearned compensation for shares of unvested restricted stock	(2,242)	—	—	(2,242)
Accumulated other comprehensive income	1,004	1,004	(1,004)	1,004
Total shareholders’ equity	885,715	891,340	(891,340)	885,715
Total liabilities and shareholders’ equity	$895,245	$1,693,853	$(891,340)	$1,697,758

Statements of Operations for the Nine Months Ended September 30, 2006

(amounts in thousands)

	Entercom
	Communications	Entercom
	Corp.	Radio, LLC	Eliminations	Total
NET REVENUES	$417	$321,937	$(417)	$321,937

OPERATING (INCOME) EXPENSES:
Station operating expenses	—	190,933	(417)	190,516
Depreciation and amortization	476	11,450	—	11,926
Corporate G&A expenses	18,572	60	—	18,632
Net loss on sale or disposal of assets	—	1,144	—	1,144
Total operating expenses	19,048	203,587	(417)	222,218

OPERATING INCOME (LOSS)	(18,631)	118,350	—	99,719

OTHER (INCOME) EXPENSE:
Interest expense	—	32,455	—	32,455
Interest income	(25)	(424)	—	(449)
Dividend income on investments	—	(74)	—	(74)
Net gain on derivative instruments	—	(371)	—	(371)
Income from equity investment in subsidiaries	(86,789)	—	86,789	—
Total (income) expense	(86,814)	31,586	86,789	31,561

INCOME BEFORE INCOME TAXES	68,183	86,764	(86,789)	68,158

INCOME TAXES	27,137	(25)	—	27,112

NET INCOME	$41,046	$86,789	$(86,789)	$41,046

Statements of Operations for the Nine Months Ended September 30, 2005

(amounts in thousands)

	Entercom
	Communications	Entercom
	Corp.	Radio, LLC	Eliminations	Total
NET REVENUES	$595	$328,797	$(595)	$328,797

OPERATING (INCOME) EXPENSES:
Station operating expenses	—	187,843	(595)	187,248
Expenses related to a natural disaster	—	1,714	—	1,714
Depreciation and amortization	471	11,413	—	11,884
Corporate G&A expenses	14,135	74	—	14,209
Time brokerage agreement income	—	(24)	—	(24)
Net gain on sale or disposal of assets	(11)	(5,425)	—	(5,436)
Total operating expenses	14,595	195,595	(595)	209,595

OPERATING INCOME (LOSS)	(14,000)	133,202	—	119,202

OTHER (INCOME) EXPENSE:
Interest expense	—	21,620	—	21,620
Interest income	(12)	(225)	—	(237)
Net gain on derivative instruments	—	(1,071)	—	(1,071)
Gain on investments	—	(2,612)	—	(2,612)
Income from equity investment in subsidiaries	(114,132)	—	114,132	—
Total (income) expense	(114,144)	17,712	114,132	17,700

INCOME BEFORE INCOME TAXES	100,144	115,490	(114,132)	101,502

INCOME TAXES	37,554	1,358	—	38,912

NET INCOME	$62,590	$114,132	$(114,132)	$62,590

r

Statements of Operations for the Three Months Ended September 30, 2006

(amounts in thousands)

	Entercom
	Communications	Entercom
	Corp.	Radio, LLC	Eliminations	Total
NET REVENUES	$139	$114,343	$(139)	$114,343

OPERATING (INCOME) EXPENSES:
Station operating expenses	—	64,848	(139)	64,709
Depreciation and amortization	164	3,913	—	4,077
Corporate G&A expenses	6,138	4	—	6,142
Net loss on sale or disposal of assets	—	999	—	999
Total operating expenses	6,302	69,764	(139)	75,927

OPERATING INCOME (LOSS)	(6,163)	44,579	—	38,416

OTHER (INCOME) EXPENSE:
Interest expense	—	11,705	—	11,705
Interest income	(1)	(162)	—	(163)
Dividend income on investments	—	(25)	—	(25)
Net loss on derivative instruments	—	138	—	138
Income from equity investment in subsidiaries	(34,527)	—	34,527	—
Total (income) expense	(34,528)	11,656	34,527	11,655

INCOME BEFORE INCOME TAXES	28,365	32,923	(34,527)	26,761

INCOME TAXES	12,205	(1,604)	—	10,601

NET INCOME	$16,160	$34,527	$(34,527)	$16,160

Statements of Operations for the Three Months Ended September 30, 2005

(amounts in thousands)

	Entercom
	Communications	Entercom
	Corp.	Radio, LLC	Eliminations	Total
NET REVENUES	$139	$115,001	$(139)	$115,001

OPERATING (INCOME) EXPENSES:
Station operating expenses	—	63,386	(139)	63,247
Expenses related to a natural disaster	—	1,714	—	1,714
Depreciation and amortization	155	3,746	—	3,901
Corporate G&A expenses	4,595	16	—	4,611
Net loss on sale or disposal of assets	—	56	—	56
Total operating expenses	4,750	68,918	(139)	73,529

OPERATING INCOME (LOSS)	(4,611)	46,083	—	41,472

OTHER (INCOME) EXPENSE:
Interest expense	—	7,618	—	7,618
Interest income	—	(103)	—	(103)
Net gain on derivative instruments	—	(527)	—	(527)
Gain on investments	—	(1,543)	—	(1,543)
Income from equity investment in subsidiaries	(39,936)	—	39,936	—
Total (income) expense	(39,936)	5,445	39,936	5,445

INCOME BEFORE INCOME TAXES	35,325	40,638	(39,936)	36,027

INCOME TAXES	13,247	702	—	13,949

NET INCOME	$22,078	$39,936	$(39,936)	$22,078

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2006

(amounts in thousands)

	Entercom
	Communications	Entercom
	Corp.	Radio, LLC	Eliminations	Total
OPERATING ACTIVITIES:
Net cash provided by operating activities	$38,891	$29,485	$—	$68,376

INVESTING ACTIVITIES:
Additions to property and equipment	(262)	(9,387)	—	(9,649)
Proceeds from sale of property, equipment and other assets	—	277	—	277
Deferred charges and other assets	(59)	(209)	—	(268)
Purchase of investments	—	(48)	—	(48)
Proceeds from investments	—	29	—	29
Station acquisition deposits and costs	—	(4,553)	—	(4,553)
Net inter-company loans	102,081	(102,081)	—	—
Net cash provided by (used in) investing activities	101,760	(115,972)	—	(14,212)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	126,000	—	126,000
Payments on long-term debt	—	(42,014)	—	(42,014)
Proceeds from issuance of common stock related to incentive plans	409	—	—	409
Purchase of the Company’s Class A common stock	(95,498)	—	—	(95,498)
Proceeds from the exercise of stock options	522	—	—	522
Payment of cash dividends	(45,425)	—	—	(45,425)
Net cash provided by (used in) financing activities	(139,992)	83,986	—	(56,006)

Net increase (decrease) in cash and cash equivalents	659	(2,501)	—	(1,842)
Cash and cash equivalents, beginning of year	257	15,814	—	16,071
Cash and cash equivalents, end of period	$916	$13,313	$—	$14,229

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2005

(amounts in thousands)

	Entercom
	Communications	Entercom
	Corp.	Radio, LLC	Eliminations	Total
OPERATING ACTIVITIES:
Net cash provided by operating activities	$61,783	$23,423	$—	$85,206

INVESTING ACTIVITIES:
Additions to property and equipment	(130)	(7,506)	—	(7,636)
Proceeds from sale of property, equipment and other assets	—	7,824	—	7,824
Deferred charges and other assets	(68)	(45)	—	(113)
Purchase of investments	—	(72)	—	(72)
Proceeds from investments	—	5,579	—	5,579
Station acquisition deposits and costs	—	(6,131)	—	(6,131)
Net inter-company loans	31,846	(31,846)	—	—
Net cash provided by (used in) investing activities	31,648	(32,197)	—	(549)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	104,500	—	104,500
Payments on long-term debt	—	(94,513)	—	(94,513)
Proceeds from issuance of common stock related to incentive plans	406	—	—	406
Purchase of the Company’s Class A common stock	(94,071)	—	—	(94,071)
Proceeds from exercise of stock options	137	—	—	137
Net cash provided by (used in) financing activities	(93,528)	9,987	—	(83,541)

Net increase (decrease) in cash and cash equivalents	(97)	1,213	—	1,116
Cash and cash equivalents, beginning of year	288	11,556	—	11,844
Cash adjustment for deconsolidated entity	—	—	2	2
Cash and cash equivalents, end of period	$191	$12,769	$2	$12,962

13.                               INCOME TAXES

Effective Tax Rates

The effective tax rates for the nine months ended September 30, 2006 and 2005 were 39.8% and 38.3%, respectively, and for the three months ended September 30, 2006 and 2005 were 39.6% and 38.7%, respectively.  The effective tax rate for 2006 increased primarily due to the impact of limitations on deductibility for tax purposes of share-based compensation for certain key employees. During the nine months ended September 30, 2006, the Company included in income taxes a net income tax credit of $0.3 million, primarily from changes in the taxable income in several jurisdictions in which the Company operates and federal income tax credits from the effect of Hurricane Katrina.

The Company made income tax payments of $0.2 million and $9.7 million for the nine months ended September 30, 2006 and 2005, respectively, and $0.1 million and $2.8 million for the three months ended September 30, 2006 and 2005, respectively.

The Company’s effective tax rates, for each of the nine months and three months ended September 30, 2006 and 2005, were based on the estimated annual effective tax rates for 2006 and 2005 of 39.0% and 38.8%, respectively, which include the effects of permanent differences between income subject to income tax for book and tax purposes. Any subsequent fluctuation in the estimated annual rate for 2006 could be due to: (1) changes in the level of income in any of the Company’s taxing jurisdictions; (2) changes in the statutes and rules applicable to taxable income in the jurisdictions in which the Company operates; (3) changes in the expected outcome of tax audits; (4) changes in the estimate of expenses that are not deductible for tax purposes; (5) additional states in which the Company conducts business as a result of pending acquisitions; and (6) changes in the deferred tax valuation allowance. The Company’s effective tax rate is higher than the federal statutory rate of 35% primarily as a result of the provision for state taxes (net of a federal tax deduction) in the tax rate.

See Note 2, Recent Accounting Pronouncements, for a discussion of FIN 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” which is effective for the Company as of January 1, 2007. The Company is currently evaluating FIN 48 and its effect on the Company’s financial position, results of operations or cash flows.

Deferred Tax Liabilities

The deferred tax liabilities were $219.6 million as of September 30, 2006 and $192.8 million as of December 31, 2005. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

Deferred Tax Assets

The Company’s net deferred tax assets as of September 30, 2006 and December 31, 2005 were $3.3 million and $3.0 million, respectively. As required under the provisions of SFAS No. 109, the Company establishes a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In assessing a valuation allowance for deferred tax assets, the Company estimates future taxable income and provides a valuation allowance when it is more likely than not to be recovered. Future taxable income could be materially different than amounts estimated, in which case the valuation allowance would be adjusted. The Company recorded a partial valuation allowance of $0.8 million primarily due to the five-year limitation for tax purposes of recognizing a loss on investments for federal and state income taxes as only investment gains can be used to offset these losses. Based upon the years in which taxable temporary differences are anticipated to reverse, as of September 30, 2006, management believes it is more likely than not that the Company will realize the benefits of the deferred tax asset balance (net of recorded allowances). On a quarterly basis, management will assess whether it remains more likely than not that the deferred tax assets will be realized.

Under the provisions of SFAS No. 123R, “Share-Based Payment,”  the Company’s amount of deferred tax assets will increase substantially beginning in 2006 due to the effect of the recognition of share-based payment timing differences for book and tax purposes (see Note 2, Share-Based Compensation, for further discussion).

Federal And State Income Tax Audits

The Company is subject to various federal and state income tax audits from time to time that could result in proposed assessments. The Company cannot predict with certainty how these audits will be resolved and whether the Company will be required to make additional tax payments, which may or may not include penalties and interest. Management believes that the Company has provided sufficient tax provisions for tax periods within the statutory period of limitations not previously audited and that are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions, or when the statute of limitations relating to the period subject to audit expires. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event.

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

The trade receivable balances and reserve for doubtful accounts as of September 30, 2006 and December 31, 2005 are presented in the following table:

	September 30,	December 31,
	2006	2005
	(amounts in thousands)

Accounts receivable	$89,414	$80,441

Allowance for doubtful accounts	(2,864)	(3,514)

Accounts receivable, net of allowance for doubtful accounts	$86,550	$76,927

15.                               SUBSEQUENT EVENTS

Cincinnati, Ohio

On October 31, 2006, the Company entered into an agreement to exchange WGRR-FM, a radio station included in the CBS acquisition noted above, for WPRV-FM (including certain intellectual property of WYGY-FM), a radio station owned by Cumulus. Each of these stations serves the Cincinnati, Ohio, radio market. Concurrently with entering into the asset exchange agreement, the Company also entered into two time brokerage agreements. Pursuant to these TBAs, the Company commenced operations of WPRV-FM and Cumulus commenced operations of WGRR-FM on November 1, 2006.  See Note 8, Commitments and Contingencies for a further description of this transaction.

ITEM 2.     Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

General

We are one of the largest radio broadcasting companies in the United States based on net revenues. We were organized in 1968 as a Pennsylvania corporation. Today we operate in 23 markets, including Boston, Seattle, Denver, Sacramento, Cincinnati, Portland, Kansas City, Indianapolis, Milwaukee, Austin, Norfolk, Buffalo, New Orleans, Providence, Memphis, Greensboro, Rochester, Greenville/Spartanburg, Madison, Wichita, Wilkes-Barre/Scranton, Springfield and Gainesville/Ocala.

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

As opportunities arise, we may, on a selective basis, change or modify a station’s format due to changes in listeners’ tastes or changes in a competitor’s format. A format change or modification could have an immediate negative impact on a station’s ratings and/or revenues, and there are no guarantees that the modification or change will be beneficial at some future time. Our management is continually focused on these opportunities as well as the risks and associated uncertainties. We believe that the diversification of formats on our stations helps to insulate us from the effects of changes in the musical tastes of the public. We strive to develop compelling content and strong brand images to maximize audience ratings that are crucial to our stations’ financial success.

Our results of operations include net revenues and station operating expenses from stations we own and those net revenues and station operating expenses recognized under a time brokerage agreement or similar sales agreement for stations operated by us prior to acquiring the stations. Depending on the facts and circumstances relating to each pending asset purchase agreement (e.g., whether or not there is an associated time brokerage agreement or similar agreement) and the provisions of Financial Interpretation No. 46R (“FIN 46R”) (as revised), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which would include any variable interest entities that are required to be consolidated by the primary beneficiary, we may include: (1) the assets and liabilities of the entity holding the assets to be acquired, in our consolidated balance sheet; and (2) the net revenues and station operating expenses of the entity holding the assets to be acquired, in our consolidated statement of operations.

You should read the following discussion and analysis of our financial condition and results in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the nine months and the three months ended September 30, 2006 as compared to the nine months and three months ended September 30, 2005, respectively. Our results of operations represent the operations of the radio stations owned or operated pursuant to time brokerage agreements or joint sales agreements during the relevant periods.

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

Results of Operations

The following significant factors affected our results of operations for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 and many of the following significant factors affected our results of operations for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005:

Acquisitions

•                  on August 21, 2006, we began operating WKAF-FM (formerly WILD-FM) in Boston, Massachusetts under a time brokerage agreement by simulcasting the format of WAAF-FM (another radio station owned and operated by us in this market), which in 2006 increased station operating expenses; and

•                  on October 7, 2005, we acquired for $45.0 million three radio stations in Greenville, South Carolina, which in 2006 increased our net revenues, station operating expenses, depreciation and amortization and interest expense.

Dispositions

•                  on October 6, 2005, we sold for $6.7 million three radio stations in Greenville, South Carolina, which in 2006 decreased our net revenues, station operating expense, depreciation and amortization and interest expense;

•                  on March 31, 2005, we sold for $2.2 million four radio stations in Longview, Washington, that the buyer began operating on November 15, 2004 under a time brokerage agreement, which in 2006 decreased depreciation and amortization expense and interest expense; and

•                  on January 21, 2005, we sold for $6.0 million a radio station in Seattle, Washington, that the buyer began operating on December 12, 2004 under a time brokerage agreement, which in 2006 decreased depreciation and amortization expense and interest expense and, in 2005, increased gains on sale of assets by $5.5 million.

Financing

•                  in 2006, we paid quarterly cash dividends to our shareholders in an aggregate amount of $45.4 million, which in 2006 increased our interest expense due to increased borrowings under our senior credit facility to finance the payment of the dividends; and

•                  under our authorized share repurchase programs, we repurchased shares of our Class A common stock in the amount of $95.5 million during the first nine months of 2006 and in the amount of $188.4 million in 2005, which in 2006 increased our interest expense due to increased borrowings and increased borrowing costs under our senior credit facility to finance the repurchase of our stock.

Other

•                  on January 1, 2006, we adopted a new accounting standard which required the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values, which in 2006 increased our station operating expenses and corporate general and administrative expenses; and

•                  since August 2005, Hurricane Katrina and its aftermath have continued to impact the operations of our radio stations in New Orleans, Louisiana, which in 2006 decreased our net revenues.

Nine Months Ended September 30, 2006 As Compared To The Nine Months Ended September 30, 2005

Net Revenues:

Nine Months Ended
	September 30, 2006		September 30, 2005
(dollars in millions)
Net Revenues		$321.9	$328.8
Amount of Change	$	- 6.9
Percentage Change	- 2.1%

Many of our markets were affected by a sluggish advertising environment that negatively impacted our net revenues during the first nine months of 2006, with the largest declines in our Denver, Milwaukee, Norfolk and Seattle markets. These declines were offset by an increase in net revenues in our Boston, Greenville, Portland, Providence and Rochester markets.  The increase in net revenues in our Greenville market was primarily attributable to the acquisition of three Greenville radio stations in October 2005.

Same Station Considerations:

•                                          Net revenues in 2006 were not affected by any acquisitions or dispositions of radio stations or significant contracts which were not owned or operated by us for the entire period ended September 30, 2006.

•                                          Net revenues in 2005 would have been higher by $4.4 million if we had adjusted net revenues to give effect to acquisitions and dispositions of radio stations and significant contracts as of January 1, 2005.

Station Operating Expenses:

	Nine Months Ended
	September 30, 2006	September 30, 2005
	(dollars in millions)
Station Operating Expenses	$190.5	$187.2
Amount of Change	$3.3
Percentage Change	1.8%

The increase of $3.3 million in station operating expenses in 2006 was primarily due to the acquisition in October 2005 of three radio stations in our Greenville market, the impact of non-cash operating expense and the effects of inflation. In connection with the adoption on January 1, 2006 of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), non-cash stock-based compensation expense in the amount of $0.7 million was recorded in station operating expenses for the nine months ended September 30, 2006.  The increase in station operating expenses was offset by a correlating decrease in the variable expenses associated with the decrease in net revenues as described under net revenues.

Same Station Considerations:

•                                          Station operating expenses in 2006 were not affected by any acquisitions or dispositions of radio stations or significant contracts which were not owned or operated by us for the entire period ended September 30, 2006.

•                                          Station operating expenses for 2005 would have been higher by $2.4 million if we had adjusted station operating expenses to give effect to acquisitions and dispositions of radio stations and significant contracts as of January 1, 2005.

Depreciation And Amortization Expenses:

Nine Months Ended
	September 30, 2006	September 30, 2005
(dollars in millions)
Depreciation and Amortization Expenses	$11.9	$11.9
Amount of Change	No change
Percentage Change	No change

Depreciation and amortization expenses remained flat from the prior year primarily as the effect on depreciation and amortization expenses from an acquisition in 2005 in our Greenville market was offset by dispositions in 2005 in our Seattle, Greenville and Longview markets.

Corporate General And Administrative Expenses:

	Nine Months Ended
	September 30, 2006	September 30, 2005
	(dollars in millions)
Corporate General and Administrative Expenses	$18.6	$14.2
Amount of Change	$4.4
Percentage Change	31.0%

The increase in corporate general and administrative expenses of $4.4 million was primarily due to: (1) an increase in non-cash compensation expense of $2.2 million for the reasons described below; (2) an increase in legal expenses of $1.8 million primarily for the write-off of transaction costs of $1.2 million during the first quarter of 2006 that were associated with an acquisition that did not materialize; and (3) the effects of inflation.

Non-cash compensation expense increased $2.2 million to $2.9 million for the nine months ended September 30, 2006 as compared to $0.7 million for the nine months ended September 30, 2005, primarily due to: (1) a change in our approach towards equity compensation awards issued to our key employees during the second quarter of 2006 by granting a combination of restricted stock units with service conditions and restricted stock units with service and market conditions, in lieu of stock options; and (2) the adoption on January 1, 2006 of SFAS No. 123R.

Operating Income:

Nine Months Ended
	September 30, 2006		September 30, 2005
(dollars in millions)
Operating Income		$99.7	$119.2
Amount of Change	$	- 19.5
Percentage Change	- 16.4%

The decrease in operating income of $19.5 million was primarily due to: (1) a decrease in net revenues coupled with an increase in station operating expenses, for the reasons described under net revenues and station operating expenses; (2) a decrease in net gain on sale or disposal of assets to a net loss on sale or disposal of assets of $1.1 million for the nine months ended September 30, 2006 as compared to a net gain on sale or disposal of assets of $5.5 million for the six months ended June 30, 2005, primarily due to the sale in 2005 of a radio station in Seattle; and (3) an increase in corporate general and administrative expenses of $4.4 million, due to the factors described above under corporate general and administrative expenses.

Same Station Considerations:

•                                          Operating income in 2006 was not affected by any acquisitions and dispositions of radio stations or significant contracts which were not owned or operated by us for the entire period ended September 30, 2006.

•                                          Operating income in 2005 would have been higher by $2.0 million if we had adjusted operating income to give effect to acquisitions and dispositions of radio stations and significant contracts as of January 1, 2005 (exclusive of depreciation and amortization expenses where applicable).

Interest Expense:

	Nine Months Ended
	September 30, 2006	September 30, 2005
	(dollars in millions)
Interest Expense	$32.5	$21.6
Amount of Change	$10.9
Percentage Change	50.5%

The increase in interest expense of $10.9 million was primarily attributable to: (1) higher average outstanding debt under our senior credit agreement used to finance: (a) the repurchase of our Class A common stock in the amount of $95.5 million for the nine months ended September 30, 2006 and $188.4 million during the year ended December 31, 2005, under several stock repurchase programs; (b) an acquisition (net of a disposition) in the amount of $38.3 million in

Greenville during the fourth quarter of 2005; and (c) quarterly dividend payments in 2006 in the aggregate of $45.4 million; and (2) higher interest rates and higher borrowing costs on outstanding debt during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

Income Before Income Taxes:

Nine Months Ended
	September 30, 2006		September 30, 2005
(dollars in millions)
Income Before Income Taxes		$68.2	$101.5
Amount of Change	$	- 33.3
Percentage Change	- 32.8%

The decrease in income before income taxes of $33.3 million was mainly attributable to: (1) a decrease in operating income of $19.5 million to $99.7 million for the nine months ended September 30, 2006 from $119.2 million for the nine months ended September 30, 2005, due to the factors described above under operating income; (2) an increase in interest expense of $10.9 million to $32.5 million for the nine months ended September 30, 2006 from $21.6 million for the nine months ended September 30, 2005, for the reasons described above under interest expense; and (3) a decrease of $2.6 million in net gain on investments due to the sale of certain investments during the nine months ended September 30, 2005.

Income Taxes:

Nine Months Ended
	September 30, 2006		September 30, 2005
(dollars in millions)
Income Tax		$27.1	$38.9
Amount of Change	$	- 11.8
Percentage Change	- 30.3%

The decrease in income taxes of $11.8 million was primarily a result of a decrease in income before income taxes, for the reasons described above under income before income taxes. This decrease in income taxes was partially offset by an increase in our effective tax rate.

Our effective income tax rate, which is based on the estimated annual effective tax rate, was 39.8% for the nine months ended September 30, 2006 as compared to 38.3% for the nine months ended September 30, 2005. The increase in our effective tax rate was primarily attributable to the impact of limitations on deductibility for tax purposes of share-based compensation for certain key employees. This increase was partially offset by changes in apportioned income to the states in which we operate and federal income tax credits from the effect of Hurricane Katrina. The current and deferred portions of our income tax expense were $0.4 million and $26.7 million, respectively, for the nine months ended September 30, 2006. The current and deferred portions of our income tax expense were $12.1 million and $26.8 million, respectively, for the nine months ended September 30, 2005.

We estimate that our annual effective tax rate for 2006 will be 39.0%, which amount may fluctuate from quarter to quarter. Our effective tax rate may be materially impacted by: (1) changes in the level of income in any of our taxing jurisdictions; (2) regulatory changes in certain states in which we operate; (3) changes in the expected outcome of tax audits; (4) changes in the estimate of expenses that are not deductible for tax purposes; (5) additional states in which we do business as a result of pending acquisitions; and (6) changes in the deferred tax valuation allowance.

Our net non-current deferred tax liabilities were $219.6 million and $192.8 million as of September 30, 2006 and December 31, 2005, respectively. The deferred tax liability primarily relates to differences between book and tax bases of our FCC licenses. Under the provisions of SFAS No. 142, we do not amortize our FCC licenses for financial statement purposes, but instead test them annually for impairment. As our FCC licenses continue to amortize for tax purposes, our deferred tax liability will increase over time. We do not expect the significant portion of our deferred tax liability to reverse over time unless: (1) our FCC licenses become impaired; or (2) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire Company in a taxable transaction.

Net Income:

Nine Months Ended
	September 30, 2006		September 30, 2005
(dollars in millions)
Net Income		$41.0	$62.6
Amount of Change	$	- 21.6
Percentage Change	- 34.5%

The decrease in net income of $21.6 million was primarily attributable to the reasons described above under income before income taxes, net of income tax expense.

Three Months Ended September 30, 2006 As Compared To The Three Months Ended September 30, 2005

Net Revenues:

Three Months Ended
	September 30, 2006		September 30, 2005
(dollars in millions)
Net Revenues		$114.3	$115.0
Amount of Change	$	- 0.7
Percentage Change	- 0.6%

Many of our markets were affected by a sluggish advertising environment that negatively impacted our net revenues during the quarter, with the largest declines in our Denver, Milwaukee and Norfolk markets. These declines were offset by an increase in net revenues in our Boston, Greenville, Providence and Sacramento markets.  The increase in net revenues in our Greenville market was primarily attributable to the acquisition of three Greenville radio stations in October 2005.

Same Station Considerations:

•                                          Net revenues in 2006 were not affected by any acquisitions or dispositions of radio stations and significant contracts which were not owned or operated by us for the entire period ended September 30, 2006.

•                                          Net revenues in 2005 would have been higher by $1.7 million if we had adjusted net revenues to give effect to acquisitions and dispositions of radio stations and significant contracts as of January 1, 2005.

Station Operating Expenses:

	Three Months Ended
	September 30, 2006	September 30, 2005
	(dollars in millions)
Station Operating Expenses	$64.7	$63.2
Amount of Change	$1.5
Percentage Change	2.4%

The increase of $1.5 million in station operating expenses in 2006 was primarily due to the acquisition in October 2005 of three stations in our Greenville market, the impact of non-cash compensation expense and the effects of inflation. In connection with the adoption on January 1, 2006 of SFAS No. 123R, non-cash stock-based compensation expense in the amount of $0.4 million was recorded in station operating expenses for the three months ended September 30, 2006. The increase in station operating expenses was offset by a correlating decrease in the variable expenses associated with the decrease in net revenues as described under net revenues.

Same Station Considerations:

•                                          Station operating expenses in 2006 were not affected by any acquisitions or dispositions of radio stations or significant contracts which were not owned or operated by us for the entire period ended September 30, 2006.

•                                          Station operating expenses for 2005 would have been higher by $0.9 million if we had adjusted station operating expenses to give effect to acquisitions and dispositions of radio stations and significant contracts as of January 1, 2005.

Depreciation And Amortization Expenses:

	Three Months Ended
	September 30, 2006	September 30, 2005
	(dollars in millions)
Depreciation and Amortization Expenses	$4.1	$3.9
Amount of Change	$0.2
Percentage Change	5.1%

Depreciation and amortization expenses increased $0.2 million primarily due to the effect on depreciation and amortization expenses of an acquisition in the Greenville market during the fourth quarter of 2005.

Corporate General And Administrative Expenses:

	Three Months Ended
	September 30, 2006	September 30, 2005
	(dollars in millions)
Corporate General and Administrative Expenses	$6.1	$4.6
Amount of Change	$1.5
Percentage Change	32.6%

The increase in corporate general and administrative expenses of $1.5 million was primarily due to: (1) an increase of $1.2 million in non-cash compensation expense related to the grant of restricted stock for the reasons described below; and (2) the effects of inflation.

Non-cash compensation expense increased $1.2 million to $1.4 million for the three months ended September 30, 2006 as compared to $0.2 million for the three months ended September 30, 2005, primarily due to: (1) a change in our approach towards equity compensation awards issued to our key employees during the second quarter of 2006 by granting a combination of restricted stock units with service conditions and restricted stock units with service and market conditions, in lieu of stock options; and (2) the adoption on January 1, 2006 of SFAS No. 123R.

Operating Income:

ThreeMonths Ended
	September 30, 2006		September 30, 2005
(dollars in millions)
Operating Income		$38.4	$41.5
Amount of Change	$	- 3.1
Percentage Change	- 7.5%

The decrease in operating income of $3.1 million was primarily due to: (1) a decrease in net revenues coupled with an increase in station operating expenses, for the reasons described under net revenues and station operating expenses; and (2) an increase in corporate general and administrative expenses of $1.5 million, due to the factors described above under corporate general and administrative expenses.

Same Station Considerations:

•                                          Operating income in 2006 was not affected by any acquisitions or dispositions of radio stations and significant contracts which were not owned or operated by us for the entire period ended September 30, 2006.

•                                          Operating income in 2005 would have been higher by $0.8 million if we had adjusted operating income to give effect to acquisitions and dispositions of radio stations and significant contracts as of January 1, 2005 (exclusive of depreciation and amortization expenses where applicable).

Interest Expense:

	Three Months Ended
	September 30, 2006	September 30, 2005
	(dollars in millions)
Interest Expense	$11.7	$7.6
Amount of Change	$4.1
Percentage Change	53.9%

The increase in interest expense of $4.1 million was primarily attributable to: (1) higher average outstanding debt under our senior credit agreement used to finance: (a) the repurchase of our Class A common stock in the amount of $95.5 million for the nine months ended September 30, 2006 and in the amount of $188.4 million during the year ended December 31, 2005 under several stock repurchase programs; (b) an acquisition (net of a disposition) in the amount of $38.3 million in Greenville during the fourth quarter of 2005; and (c) quarterly dividend payments in 2006 of $45.4 million; and (2) higher interest rates on outstanding debt during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

Income Before Income Taxes:

Three Months Ended
	September 30, 2006		September 30, 2005
(dollars in millions)
Income Before Income Taxes		$26.8	$36.0
Amount of Change	$	- 9.2
Percentage Change	- 25.6%

The decrease in income before income taxes of $9.2 million was mainly attributable to: (1) a decrease in operating income of $3.1 million to $38.4 million for the three months ended September 30, 2006 from $41.5 million for the three months ended September 30, 2005, for the factors described above under operating income; (2) an increase in interest expense of $4.1 million to $11.7 million for the three months ended September 30, 2006 from $7.6 million for the three months ended September 30, 2005, for the reasons described above under interest expense; and (3) a decrease of $1.5 million in net gain on investments due to the sale of certain investments during the three months ended September 30, 2005.

Income Taxes:

Three Months Ended
	September 30, 2006		September 30, 2005
(dollars in millions)
Income Tax		$10.6	$13.9
Amount of Change	$	- 3.3
Percentage Change	- 23.7%

The decrease in income taxes of $3.3 million was primarily a result of a decrease in income before income taxes, offset by an increase in our effective income tax rate. Our effective income tax rate, which is based on the estimated annual effective tax rate, was 39.6% for the three months ended September 30, 2006 as compared to 38.7% for the three months ended September 30, 2005. The increase in our effective tax rate was primarily attributable to the impact of limitations on deductibility for tax purposes of share-based compensation for certain key employees. The current and deferred portions of our income tax expense were $2.2 million and $8.4 million, respectively, for the three months ended September 30, 2006. The current and deferred portions of our income tax expense were $4.4 million and $9.5 million, respectively, for the three months ended September 30, 2005.

We estimate that our annual effective tax rate for 2006 will be 39.0%, which amount may fluctuate from quarter to quarter. Our effective tax rate may be materially impacted by: (1) changes in the level of income in any of our taxing jurisdictions; (2) regulatory changes in certain states in which we operate; (3) changes in the expected outcome of tax audits; (4) changes in the estimate of expenses that are not deductible for tax purposes; (5) additional states in which we do business as a result of pending acquisitions; and (6) changes in the deferred tax valuation allowance.

Our net non-current deferred tax liabilities were $219.6 million and $192.8 million as of September 30, 2006 and December 31, 2005, respectively. The deferred tax liability primarily relates to differences between book and tax bases of our FCC licenses. Under the provisions of SFAS No. 142, we do not amortize our FCC licenses for financial statement purposes, but instead test them annually for impairment. As our FCC licenses continue to amortize for tax purposes, our deferred tax liability will increase over time. We do not expect the significant portion of our deferred tax liability to reverse over time unless: (1) our FCC licenses become impaired; or (2) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire Company in a taxable transaction.

Net Income:

ThreeMonths Ended
	September 30, 2006		September 30, 2005
(dollars in millions)
Net Income		$16.2	$22.1
Amount of Change	$	- 5.9
Percentage Change	- 26.7%

The decrease in net income of $5.9 million was primarily attributable to the reasons described above under income before income taxes, net of income tax expense.

Liquidity And Capital Resources

Since we began our share repurchase initiative in May 2004, we have used a significant portion of our capital resources to repurchase shares of our Class A common stock (see Liquidity and Capital Resources - Share Repurchase Programs below). Generally, our acquisitions, share repurchases, reductions of our outstanding debt, dividends and other capital requirements are funded from one or a combination of the following sources: (1) our credit agreement; (2) the issuance and sale of securities; (3) internally generated cash flow; and (4) the swapping of our radio stations in transactions which qualify as “like-kind” exchanges under Section 1031 of the Internal Revenue Code.

We have also used a portion of our capital resources to pay dividends in the aggregate amount of $45.4 million during the nine months ended September 30, 2006. Prior to the payment of our first quarterly dividend in March 2006 and since becoming a public company in January 1999, we had not declared any dividends on any class of our common stock. We expect to continue to declare and pay quarterly cash dividends. In the future, any payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other factors, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions, including the provisions of our senior and subordinated debt, and other considerations that the Board of Directors deems relevant.

Our Bank Revolver

On September 22, 2006, we entered into an amendment to our Bank Revolver with a syndicate of banks which provided for the elimination of a restrictive covenant that would have required us to enter into certain interest rate transactions to hedge a portion of our variable rate debt.

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

Any borrowing necessary to consummate closing on any of the pending transactions as described below, under Liquidity, is conditioned on compliance under the Bank Revolver at the time of closing.

Liquidity

Our liquidity requirements are for working capital and general corporate purposes, including capital expenditures, and any one or more of the following: acquisitions, repurchases of stock and dividends. During the nine months ended September 30, 2006, we paid $0.2 million in income taxes that included certain state taxes for 2005 and certain estimated state taxes for 2006. We anticipate that it will not be necessary to make any additional quarterly estimated federal and certain state income tax payments for the remainder of 2006 based upon existing prepayments and expected quarterly taxable income for the remaining quarters of 2006. Capital expenditures for the nine months ended September 30, 2006 were $9.6 million. We anticipate that capital expenditures in 2006 will consist of: (1) an amount between $7.0 million and $8.0 million for capital expenditures incurred in the ordinary course of business and for the conversion of our remaining FM stations to digital radio; and (2) $6.0 million incurred for the relocation and consolidation of our studio facilities in several of our markets.  Exclusive of the impact of our pending acquisitions on our capital expenditure needs in 2007, we anticipate that our capital expenditures for 2007 will be less than in 2006.

As of September 30, 2006, we have pending transactions under two separate agreements to purchase 15 radio stations serving the Rochester, Memphis, Austin and Cincinnati radio markets, for $262.0 million in cash. Subject to FCC approval and certain requirements under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, closing on Memphis, Austin and Cincinnati is anticipated to occur in early 2007.  Due to the required divestiture of three radio stations in Rochester, we cannot determine when closing will occur in Rochester. We intend to finance the pending acquisitions primarily from available borrowings under the Bank Revolver.

As of September 30, 2006, we have two pending transactions under two separate agreements to purchase a radio station serving the Boston, Massachusetts, radio market, for $30.0 million in cash and a radio station serving the Springfield, Massachusetts radio market for $5.8 million in cash. Under these agreements, we have collectively funded $6.8 million into escrow accounts to be applied against the purchase prices upon closing.  Closing is anticipated to occur in the fourth quarter of 2006. We intend to finance the pending acquisitions primarily from available borrowings under the Bank Revolver.

We believe that cash on hand and cash from operating activities, together with available borrowings under the Bank Revolver, will be sufficient to permit us to meet our liquidity requirements for the foreseeable future, including cash to fund our operations and pending acquisitions (net of any divestitures and subject to bank approval), repurchases of our stock and any dividends. We also believe that we will maintain compliance with the terms of our Bank Revolver. If we are not in compliance, however, there can be no assurance that we will be successful in amending the Bank Revolver or entering into a new credit agreement, obtaining additional financing or that we will be able to obtain such financing on terms acceptable to us, which could delay or impair our efforts to consummate current and future acquisitions. Failure to comply with our financial covenants or other terms of the Bank Revolver could result in the acceleration of the maturity of our outstanding debt or the forfeiture of outstanding deposits in connection with any pending acquisitions.

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

As of September 30, 2006, we had credit available of $288.2 million under the Bank Revolver, subject to compliance with the covenants under the Bank Revolver at the time of borrowing.  As of September 30, 2006, we had $14.2 million in cash and cash equivalents.  During the nine months ended September 30, 2006, we increased our net outstanding debt by $84.0 million, primarily to fund the repurchase of our Class A common stock and for the payment of dividends.  As of September 30, 2006, we had outstanding: (1) $511.0 million of senior debt; (2) $150.0 million in senior subordinated notes; and (3) $0.8 million in a letter of credit.

Operating Activities

Net cash flows provided by operating activities were $68.4 million and $85.2 million for the nine months ended September 30, 2006 and 2005, respectively. The decrease in 2006 was mainly attributable to: (1) a decrease in net income of $15.0 million (net of gain or loss on sale or disposal of assets) to $41.0 million for the nine months ended September 30, 2006 from $62.6 million for the nine months ended September 30, 2005; and (2) an increase in working capital requirements of $4.8 million to $19.3 million for the nine months ended September 30, 2006 as compared to working capital requirements of $14.5 million for the nine months ended September 30, 2005, primarily due to the payment during the nine months ended September 30, 2006 of an unfunded share repurchase obligation of $8.1 million as of December 31, 2005. The decrease in net gain on sale or disposal of assets of $6.6 million to a loss on sale or disposal of assets of $1.1 million for the nine months ended September 30, 2006 as compared to a gain on sale or disposal of assets of $5.5 million for the nine months ended September 30, 2005 was primarily from the disposition of a station in Seattle during the first quarter of 2005 that resulted in a gain of $5.5 million.

Investing Activities

Net cash flows used in investing activities were $14.2 million and $0.5 million for the nine months ended September 30, 2006 and September 30, 2005, respectively.

The cash used in investing activities for the nine months ended September 30, 2006 reflects additions to property and equipment of $9.6 million and an increase to station acquisition deposits and costs of $4.6 million primarily due to a deposit required under a pending asset purchase agreement. The cash flows used in investing activities for the nine months ended September 30, 2005 reflect: (1) additions to property and equipment of $7.6 million; and (2) station acquisition deposits and costs of $6.1 million. The cash flows used in investing activities were offset by: (i) the proceeds of $7.8 million from the sale of stations in Seattle and Longview; and (ii) proceeds from investments of $5.6 million.

Financing Activities

Net cash flows used in financing activities were $56.0 million and $83.5 million for the nine months ended September 30, 2006 and 2005, respectively.

The cash flows used in financing activities reflect the repurchase of Class A common stock of $95.5 million and $94.1 million for the nine months ended September 30, 2006 and 2005, respectively, offset by net borrowings of long-term debt of $84.0 million and $10.0 million for the nine months ended September 30, 2006 and 2005, respectively.  During the nine months ended September 30, 2006, dividends were paid to stockholders in the aggregate amount of $45.4 million.

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

Share Repurchase Programs

On May 8, 2006, we announced that our Board of Directors approved a continuation of our share repurchase program by authorizing an additional one-year share repurchase program of up to $100.0 million, with the amount and timing of repurchases over the next year subject to the discretion of management, depending on market conditions and other factors.

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

Contractual Obligations

The following table reflects a summary as of September 30, 2006 of our contractual obligations for the remainder of the year 2006 and thereafter:

	Payments due by period
					More
		Less than	1 to 3	3 to 5	Than 5
Contractual Obligations:	Total	1 year	years	years	years
	(amounts in thousands)

Long-term debt obligations (1)	$838,190	$10,943	$87,421	$553,509	$186,318
Operating lease obligations	71,001	2,674	22,504	17,801	28,022
Purchase obligations (2)	556,124	318,968	91,671	43,484	102,001
Other long-term liabilities (3)	227,232	1,857	1,091	992	223,292
Total	$1,692,547	$334,442	$202,687	$615,786	$539,633

(1)                                  (a)          Our Bank Revolver had outstanding debt in the amount of $511.0 million as of September 30, 2006. The maturity under our Bank Revolver could be accelerated if we do not maintain certain covenants. The above table includes projected interest expense under the remaining term of the agreement.

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

(b)         We have obligations of $297.8 million to acquire the assets of 17 radio stations under several pending asset purchase agreements in the following markets: Boston, Massachusetts; Cincinnati, Ohio; Austin, Texas; Memphis, Tennessee; Rochester, New York;  and Springfield, Massachusetts.

(c)          We have $1.7 million in liabilities related to: (i) construction obligations in connection with the relocation and consolidation of certain of our studio facilities; (ii) our obligation to provide a letter of credit; and (iii) obligations to increase our interest in certain partnerships.

(d)         In addition to the above, purchase obligations of $252.8 million include contracts primarily for on-air personalities, sports programming rights, ratings services, music licensing fees, equipment maintenance and certain other operating contracts.

(3)                                  Included within total other long-term liabilities of $227.2 million are deferred income tax liabilities of $219.6 million that are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax liabilities may vary according to changes in tax laws, tax rates and our operating results.  As a result, it is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities have been reflected in the above table in the column labeled as “More Than 5 Years.”

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

Under several pending transactions to acquire radio station assets in the following markets: (1) Austin, Texas; (2) Boston, Massachusetts; (3) Cincinnati, Ohio; (4) Memphis, Tennessee; (5) Rochester, New York; and (6) Springfield, Massachusetts, we determined that FIN 46R was not applicable as of September 30, 2006. The sellers, as the primary beneficiaries, would incur the expected losses that could arise from the entities holding the assets to be acquired. As a result, we did not include in the condensed consolidated balance sheets as of September 30, 2006 the fair value of all of the assets and liabilities of the sellers’ entities that contained the assets that are to be acquired under the asset purchase agreements. Upon closing on these transactions, we expect to consolidate the assets that are to be acquired under the asset purchase agreements.

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes, at September 30, 2006. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

FAS No. 157

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for us as of January 1, 2008. We are currently evaluating SFAS No. 157 and its effect on our financial position, results of operations or cash flows.

SAB No. 108

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for us in our fourth quarter of 2006. We are currently assessing SAB No. 108 and its effect on our financial position, results of operations or cash flows.

FIN 48

On July 13, 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” that provides guidance on the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions that a company has taken or expects to take on a tax return.  Under FIN 48, financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts.  The interpretation also revises the disclosure requirements and is effective for us as of January 1, 2007. We are currently evaluating FIN 48 and its effect on our financial position, results of operations or cash flows.

FSP No. FAS 13-1

On October 6, 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.”  Under FSP No. FAS 13-1, rental costs associated with ground or building operating leases, that are incurred during a construction period, shall be recognized as rental expense and included in income from continuing operations. The guidance in this FSP was effective January 1, 2006. The adoption of FSP No. FAS 13-1 did not have a material effect on our financial position, results of operations or cash flows.

SFAS No. 154

On June 1, 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” which required entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20 (“APB No. 20”), “Accounting Changes,” which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error.  In addition, another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate.  Under APB Opinion No. 20, such a change would have been reported as a change in accounting principle.  SFAS No. 154 applies to accounting changes and error corrections that were made by us beginning January 1, 2006.  The adoption of SFAS No. 154 did not have a material effect on our financial position, results of operations or cash flows.

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

Allowance For Doubtful Accounts

We must make an estimated allowance for doubtful accounts for estimated losses resulting from our customers’ inability to make payments to us. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our historical estimates have usually averaged less than 4.0% of our outstanding receivables and have been a reliable method to estimate future allowances. If the financial condition of our customers or markets were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances could be required. The effect of a 1% increase in our allowance for our outstanding receivables as of September 30, 2006, from 3.2% to 4.2%, or from $2.9 million to $3.8 million, would result in a decrease in net income of $0.5 million, net of taxes, for the nine months ended September 30, 2006.

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of September 30, 2006, we recorded approximately $1.5 billion in radio broadcasting licenses and goodwill, which represented approximately 86.7% of our total assets. In assessing the recoverability of these assets, we must conduct annual impairment testing required by SFAS No. 142 and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value. We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value contains assumptions incorporating variables that are based on past experiences and judgments about future performance of our stations. These variables would include but not be limited to: (1) the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values.

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

Estimation Of Effective Tax Rates And Tax Contingencies

Significant management judgment is required in determining our provision for income taxes, income tax liabilities, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We evaluate our effective tax rates regularly and adjust rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which we operate, among other factors.  We are currently evaluating recently issued FIN 48 and its impact on our effective tax rate and tax contingencies (see Part 1, Item 2, Recent Accounting Pronouncements).

Tax contingencies are also recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. To the extent that we establish a reserve, our provision for income taxes is increased. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary.

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

The effect of a 1% increase in our estimated tax rate, as of September 30, 2006, would result in an increase in income tax expense of $0.7 million to $27.8 million from $27.1 million for the nine months ended September 30, 2006. The 1% increase in income tax expense would result in a decrease in net income of $0.7 million (net income per diluted share of $0.02) for the nine months ended September 30, 2006.

Intangibles

As of September 30, 2006, approximately 86.7% of our total assets consisted of radio broadcast licenses and goodwill, the value of which depends upon the operational results of our business.  We could not operate the radio stations without the related FCC license for each station. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. Historically, all of our licenses have been renewed at the end of their respective eight-year periods, and we expect that all licenses will continue to be renewed in the future.

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

ITEM 3.                                                     Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt.  Under certain covenants that are measured periodically, we may be required from time to time to protect ourselves from interest rate fluctuations through the use of derivative rate hedging instruments.  If the borrowing rates under LIBOR were to increase

1% above the current rates as of September 30, 2006, our interest expense on our senior debt would increase by approximately $4.8 million on an annual basis, including any interest expense associated with the use of derivative rate hedging instruments as described below. We do not have interest rate risk related to our senior subordinated notes, which have a fixed interest rate of 7.625%.

As of September 30, 2006, we had a derivative rate hedging transaction in place for a notional amount of $30.0 million that effectively fixes LIBOR at 5.8% and expires in 2008.  The fair value of the rate hedging transaction as of September 30, 2006, based upon current market rates, is included as derivative instruments in other long-term liabilities according to the maturity date of the instrument. Our rate hedging transaction is tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The fair value of the hedging transaction is affected by a combination of several factors, including the change in the three-month LIBOR rate and the forward interest rate to maturity. Any increase in the three-month LIBOR rate and/or the forward interest rate to maturity results in a more favorable valuation, while any decrease in the three-month LIBOR rate and/or forward interest rate to maturity results in a less favorable valuation. Our credit exposure under this hedging agreement, or similar agreements we may enter into in the future, is the cost of replacing an agreement in the event of nonperformance by our counter-party.  Our derivative instrument liability as of September 30, 2006 was $0.3 million, which represented a decrease of $0.4 million from the balance as of December 31, 2005. This decrease in liability was due primarily to an increase in the forward interest rate to maturity and a decrease in the remaining period of our outstanding hedge.

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

See also additional disclosures regarding liquidity and capital resources made under Part 1, Item 2, Liquidity and Capital Resources above.

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

PART II

OTHER INFORMATION

ITEM 1.                                                     Legal Proceedings

Except as described below, there have been no material developments relating to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on February 24, 2006.

In January 2005, we received a subpoena from the Office of Attorney General of the State of New York, as did several other radio broadcasting companies and record companies operating in the State of New York.  These subpoenas were issued in connection with the New York Attorney General’s investigation of promotional practices involved in record companies’ dealings with radio stations. We have cooperated with this investigation and will continue to do so.  In connection with this investigation, the New York Attorney General’s Office has entered into settlement agreements with two record companies, which included both business practice reforms and financial penalties. On March 8, 2006, the Attorney General of the State of New York filed an action in the Supreme Court of the State of New York against us alleging that we have engaged in and continue to engage in deceptive acts and practices in connection with the airplay of current music. In response, on April 10, 2006, we filed a motion to dismiss this complaint. On October 16, 2006, the Court denied that motion. We cannot predict the outcome of this litigation and whether it will have a material impact on us.

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

ITEM 2.                                                     Unregistered Sales Of Equity Securities And Use Of Proceeds

On July 7, 2006, we granted 0.3 million restricted stock units in exchange for 3.8 million options following a tender offer made in connection with an option exchange program.  See Option Exchange Program in Note 2 in the accompanying notes to the financial statements.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Shares		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs
July 1, 2006 - July 31, 2006 (1) (2)	3,828,893		(1)	3,828,893		(3)(4)
August 1, 2006 - August 31, 2006 (2)	—			—		(4)
September 1, 2006 - September 30, 2006 (2)	—			—		(4)
Total	3,828,893			3,828,893

(1) On June 5, 2006, we commenced an option exchange program by making an offer to exchange to eligible employees and non-employee directors. We offered such persons the opportunity to make a one-time election to exchange all of their outstanding stock options with exercise prices equal to or greater than $40.00 per share for a lesser number of shares of the our restricted stock. The exchange ratio under the option exchange program was fifteen-to-one such that, for each fifteen eligible options surrendered, the holder received one share of restricted stock. On July 7, 2006, following the July 6, 2006 expiration of the option exchange program, we granted 0.3 million restricted stock units in exchange for 3.8 million options.

(2) On December 13, 2005, our Board of Directors announced the adoption of a plan to repurchase up to $100.0 million of our Class A common stock (the “December 2005 Plan”). The December 2005 Plan expires on December 12, 2006.  On May 8, 2006, our Board of Directors announced the adoption of a plan to repurchase up to $100.0 million of our Class A common stock (the “May 2006 Plan” and together with the December 2005 Plan, the “Plans”). The May 2006 Plan expires on May 7, 2007.  No repurchases were made under the Plans during the three month periods ended September 30, 2006.

(3) No further purchases may be made under the option exchange program.

(4) We may yet repurchase an aggregate of $214,958 of our Class A common stock under the December 2005 Plan and $100,000,000 of our Class A common stock under the May 2006 Plan.

ITEM 3.                                                     Defaults Upon Senior Securities

None.

ITEM 4.                                                     Submission Of Matters To A Vote Of Security Holders

None.

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

10.01	Asset Purchase Agreement dated as of August 18, 2006 among CBS Radio Stations, Inc., Texas CBS Radio, L.P. and CBS Radio, Inc. of Illinois and Entercom Communications Corp. (3)
10.02	Asset Purchase Agreement dated as of August 18, 2006 between CBS Radio Stations, Inc. and Entercom Communications Corp. (3)
10.03

First Amendment To First Amended And Restated Credit Agreement dated as of September 22, 2006, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, KeyBank National Association as Administrative Agent and L/C Issuer Bank of America, N.A. as Syndication Agent and certain the other Lenders parties. (3)

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

(3)                                  Filed herewith.

(4)                                  These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP.
(Registrant)

Date: November 6, 2006	/S/ David J. Field
Name: David J. Field
Title: President and Chief Executive Officer
(principal executive officer)

Date: November 6, 2006	/S/ Stephen F. Fisher
Name: Stephen F. Fisher
Title: Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2) (Originally filed as Exhibit 3.02)
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

10.01	Asset Purchase Agreement dated as of August 18, 2006 among CBS Radio Stations, Inc., Texas CBS Radio, L.P. and CBS Radio, Inc. of Illinois and Entercom Communications Corp. (3)
10.02	Asset Purchase Agreement dated as of August 18, 2006 between CBS Radio Stations, Inc. and Entercom Communications Corp. (3)
10.03

First Amendment To First Amended And Restated Credit Agreement dated as of September 22, 2006, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, KeyBank National Association as Administrative Agent and L/C Issuer Bank of America, N.A. as Syndication Agent and certain the other Lenders parties. (3)

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

(3)                                  Filed herewith.

(4)                                  These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.