Form 10-K
period 2006-12-31
ENTERCOM COMMUNICATIONS CORP
filed 2007-02-28
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 15, 2007, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $774,850,463 based on the June 30, 2006 closing price of $26.16 on the New York Stock Exchange on such date.

Class A common stock,  $.01 par value 32,572,368 Shares Outstanding as of February 15, 2007

Class B common stock,  $.01 par value 8,046,805 Shares Outstanding as of February 15, 2007

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s Definitive Proxy Statement for its 2007 Annual Meeting of Shareholders, pursuant to Regulation 14A, is incorporated by reference in Part III of this report, which will be filed with the Securities and Exchange Commission no later than March 20, 2007.

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

You can identify forward-looking statements by our use of words such as “anticipates,” “believes,” “continues,” “expects,” “intends,” “likely,” “may,” “opportunity,” “plans,” “potential,” “project,” “will” and similar expressions which identify forward-looking statements, whether in the negative or the affirmative.  We cannot guarantee that we actually will achieve these plans, intentions or expectations.  These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.  These risks, uncertainties and factors include, but are not limited to, the factors described in Part I, Item 1A, “Risk Factors.”

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

INFORMATION ABOUT STATION AND MARKET DATA

For this report, we listed our markets in descending order according to radio market revenues as derived from 2005 data published by BIA Financial Network, Inc.

PART I

ITEM 1.          BUSINESS

Overview

We are one of the largest radio broadcasting companies in the United States based on revenues. We were organized in 1968 as a Pennsylvania corporation. We operate in excess of 100 radio stations in 23 markets, including San Francisco, Boston, Seattle, Denver, Sacramento, Portland, Kansas City, Indianapolis, Milwaukee, Austin, Norfolk, Buffalo, New Orleans, Providence, Memphis, Greensboro, Rochester, Greenville/Spartanburg, Madison, Wichita, Wilkes-Barre/Scranton, Springfield and Gainesville/Ocala. On January 17, 2007, we entered into an asset exchange agreement with another broadcaster pursuant to which on February 26, 2007, we began operations in a new radio market, San Francisco and exited an existing radio market, Cincinnati.

Internet Address And Internet Access To Periodic And Current Reports

Our Internet address is www.entercom.com.  You may obtain through our Internet website, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and Proxy Statements on Schedule 14A including any amendments to those reports or other information filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.  These reports will be available as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or SEC.  You can also obtain these reports directly from the SEC at their website www.sec.gov or you may visit the SEC in person at the SEC’s Public Reference Room at Station Place, 100 F. Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  We will also provide a copy of our annual report on Form 10-K upon any written request by a shareholder.

An Overview

The primary source of revenues for our radio stations is the sale of advertising time to local, regional and national spot advertisers and national network advertisers.  A station’s local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. We retain national representative firms on a market exclusive basis to sell national spot commercial airtime on our stations to advertisers outside of our local markets. National spot radio advertising typically accounts for approximately 20% of a radio station’s revenues.

We believe that radio is an efficient and effective means of reaching specifically identified demographic groups.  Our stations are typically classified by their format, such as news, talk, classic rock, adult contemporary, alternative, oldies and jazz, among others. A station’s format enables it to target specific segments of listeners sharing certain demographics. Advertisers and stations use data published by audience measuring services, such as The Arbitron Ratings Company, to estimate how many people within particular geographical markets and demographics listen to specific stations. Our geographically diverse portfolio of radio stations and various radio station formats allows us to deliver targeted messages for specific audiences to advertisers on a local, regional and national basis. We believe owning multiple radio stations in a market allows us to provide our listeners with a more diverse programming selection and a more efficient means for our advertisers to reach those listeners. By owning multiple stations in a market, we are also able to operate our stations with more highly skilled local management teams and realize operating efficiencies.

A growing source of revenues is from the station websites and streaming audio.  This emerging category represents an opportunity for enhanced audience interaction and participation as well as integrated advertising.

Our Acquisition Strategy

Through our disciplined acquisition strategy, we seek to build leading station clusters (more than one radio station in any given market), principally in large growth markets, and acquire underdeveloped properties that offer the potential for significant improvements in revenues and broadcast cash flow through the application of our operational expertise.

Our Operating Strategy

The principal components of our operating strategy are to:

•                  develop market leading station clusters;

•                  recruit, develop, motivate and retain superior employees;

•                  build strongly-branded franchises;

•                  leverage station clusters to capture greater share of advertising revenue;

•                  acquire and develop under-performing stations; and

•                  develop sources of new business, including integrating station assets on-air, on-line and on-site.

Competition; Changes In Broadcasting Industry

The radio broadcasting industry is highly competitive. We compete with all advertising media including network and cable television, newspapers and magazines, outdoor advertising, direct mail, cable, yellow pages, Internet, satellite radio and other forms of advertisement. In addition, our stations compete for listeners and advertising revenue directly with other radio stations within their respective markets. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong listener base consisting of a specific demographic group in each of our markets, we are able to attract advertisers seeking to reach those listeners.

The following are some of the factors that are important to a radio station’s competitive position:

•                  audience ratings;

•                  management talent and expertise;

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

HD Radio

The FCC selected In-Band On-Channel™, or IBOC, as the exclusive technology for introduction of terrestrial digital operations by AM and FM radio stations. The technology is also known as “HD RadioTM .”  The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality, additional channels and the ability to offer a greater variety of auxiliary services.  HD RadioTM technology permits a station to transmit radio programming in both analog and digital formats, and eventually in digital only formats, using the bandwidth that the radio station is currently licensed to use.  It is unclear what impact the introduction of digital broadcasting will have on the radio markets in which we compete. Under Special Temporary Authority, the FCC has authorized use of HD RadioTM digital technology developed by iBiquity Digital Corporation, or iBiquity, on FM stations full-time and on AM stations day-time only.  The final digital radio rules remain under consideration by the FCC.

We currently utilize HD RadioTM digital technology on most of our FM stations and plan to complete the installation of this technology on most of our remaining FM stations in 2007. In addition to committing to the use of this technology, we have also purchased an equity interest in iBiquity. We are also a founding member of the HD Digital Radio Alliance Association, which was formed to promote and develop HD RadioTM and its digital multicast operations.

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

The FCC has the power to impose penalties for violations of its rules under the Communications Act of 1934, or the Communications Act, including the imposition of monetary fines, the issuance of short-term licenses, the imposition of a condition on the renewal of a license, the denial of authority to acquire new stations, and the revocation of operating authority.  The maximum fine for a single violation of the FCC’s rules is currently $32,500.  A new law has increased the maximum fine for a violation of the FCC’s “indecency” rules to $325,000, with a maximum fine of up to $3.0 million for a continuing violation, with such penalties to be effective upon the FCC’s adoption of implementing regulations.

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

FCC Licenses.  Radio stations operate pursuant to renewable broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years. Certain of our subsidiaries hold the FCC licenses for our stations. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public, on a variety of grounds. The FCC is required to renew a broadcast station license if the FCC finds that the station has served the public interest, convenience and necessity; there have been no serious violations by the licensee of the Communications Act or the FCC’s rules and regulations; and there have been no other violations by the licensee of the Communications Act or the FCC’s rules and regulations that, taken together, constitute a pattern of abuse.

If a challenge is filed against a renewal application, and, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet certain requirements and that no mitigating factors justify the imposition of a lesser sanction, the FCC may deny a license renewal application. Historically, FCC licenses have generally been renewed.  A petition to deny the renewals of all of the Sacramento market stations has been filed and is pending, to which we have responded. Informal objections to the renewal of the licenses of our stations in Washington, Oregon, Massachusetts, Rhode Island, New York and Pennsylvania have been filed or are pending.  Subject to the resolution of open FCC inquiries, we have no reason to believe that our licenses will not continue to be renewed in the ordinary course, although there can be no assurance to that effect. The non-renewal of one or more of our licenses could have a material adverse effect on our business.

The operation of a radio broadcast station requires a license from the Federal Communications Commission, or FCC. The number of radio stations that can operate in a given market is limited by the number of AM and FM frequencies allotted by the FCC to communities in that market. The FCC’s multiple ownership rules further limit the number of stations serving the same area that may be owned or controlled by a single entity. On June 2, 2003, the FCC adopted new ownership rules that define the local radio market by reference, where available, to the geographic markets established by Arbitron. Various pro-regulatory and deregulatory parties appealed the FCC decision to the U.S. Court of Appeals for the Third Circuit, which stayed the effective date for the new rules. In June 2004, the Court of Appeals affirmed the FCC’s decision to use Arbitron markets but remanded the case to the FCC for further consideration of the numerical limits imposed on the number of stations a single party could own in such markets.  The Court of Appeals, however, left the stay in place.  On September 3, 2004, the Court of Appeals granted the FCC’s request for a partial lifting of the stay of the new radio ownership rules and allowed four aspects of the new rules to take effect: (1) the use of Arbitron markets to define local radio markets where available; (2) the inclusion of non-commercial radio stations in determining the number of stations in the market; (3) the attribution of joint sales agreements with in-market stations; and (4) the limitations on the transfers of non-compliant ownership clusters. The FCC has commenced a new rule making proceeding pursuant to the remand from the Court of Appeals, which remains pending.

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

Our FCC License Classification

The following table, which includes all pending radio station acquisitions and dispositions as of February 15, 2007, lists each station in market order by radio revenue and sets forth the metropolitan market served (the FCC-designated city of license may differ), the transaction status if currently under an agreement of sale or purchase, the call letters, frequency, FCC license classification, antenna height above average terrain (“HAAT”), power and FCC license expiration date.

Market	Transaction Status	Station	AM FM	Frequency		FCC Class	HAAT (in meters)	Power in Kilowatts (1)	Expiration Date of FCC License
San Francisco, CA	Acquisition Pending	KDFC	FM	102.1	MHz	B	319	33	December 1, 2013
	Acquisition Pending	KMAX	FM	95.7	MHz	B	393	6.9	December 1, 2013
	Acquisition Pending	KOIT	FM	96.5	MHz	B	480	24	December 1, 2013

Boston, MA		WAAF	FM	107.3	MHz	B	335	20	April 1, 2006 (5)
		WEEI	AM	850	kHz	B	*	50	April 1, 2006 (5)
		WKAF	FM	97.7	MHz	A	173	1.7	April 1, 2014
		WMKK	FM	93.7	MHz	B	179	34	April 1, 2006 (5)
		WRKO	AM	680	kHz	B	*	50	April 1, 2006 (5)
		WVEI (2)	AM	1440	kHz	B	*	5	April 1, 2006 (5)

Seattle, WA	Disposition Pending	KBSG	FM	97.3	MHz	C	729	55	February 1, 2006 (5)
	Disposition Pending	KIRO	AM	710	kHz	A	*	50	February 1, 2006 (5)
		KISW	FM	99.9	MHz	C	714	58	February 1, 2006 (5)
		KKWF	FM	100.7	MHz	C	714	58	February 1, 2006 (5)
		KMTT	FM	103.7	MHz	C	714	58	February 1, 2006 (5)
		KNDD	FM	107.7	MHz	C	714	58	February 1, 2006 (5)
	Disposition Pending	KTTH	AM	770	kHz	B	*	50-D/5-N	February 1, 2006 (5)

Denver, CO		KALC	FM	105.9	MHz	C	524	100	April 1, 2013
		KEZW	AM	1430	kHz	B	*	10-D/5-N	April 1, 2013
		KOSI	FM	101.1	MHz	C	495	100	April 1, 2013
		KQMT	FM	99.5	MHz	C	495	100	April 1, 2013

Sacramento, CA		KCTC	AM	1320	kHz	B	*	5	December 1, 2005 (5)
		KDND	FM	107.9	MHz	B	123	50	December 1, 2005 (5)
		KRXQ	FM	98.5	MHz	B	151	50	December 1, 2005 (5)
		KSEG	FM	96.9	MHz	B	152	50	December 1, 2005 (5)
		KSSJ	FM	94.7	MHz	B1	99	25	December 1, 2005 (5)
		KWOD	FM	106.5	MHz	B	125	50	December 1, 2005 (5)

Cincinnati, OH	Acquisition & Disposition Pending	WKRQ	FM	101.9	MHz	B	264	16	October 1, 2012
	Acquisition & Disposition Pending	WSWD	FM	94.9	MHz	B	322	10.5	October 1, 2012
	Acquisition & Disposition Pending	WUBE	FM	105.1	MHz	B	279	14.5	October 1, 2012
	Acquisition & Disposition Pending	WYGY	FM	97.3	MHz	A	155	2.55	August 1, 2004 (5)

Portland, OR		KFXX	AM	1080	kHz	B	*	50-D/10-N	February 1, 2006 (5)
		KGON	FM	92.3	MHz	C	386	100	February 1, 2006 (5)
		KNRK	FM	94.7	MHz	C2	403	6.3	February 1, 2006 (5)
		KRSK	FM	105.1	MHz	C1	470	22.5	February 1, 2006 (5)
		KWJJ	FM	99.5	MHz	C1	386	52	February 1, 2006 (5)
	Disposition Pending	KTRO	AM	910	kHz	B	*	5	February 1, 2006 (5)
		KYCH	FM	97.1	MHz	C	386	100	February 1, 2006 (5)
		KKSN (3)	AM	1390	kHz	B	*	5-D/0.69-N	February 1, 2006 (5)

Kansas City, MO		KCSP	AM	610	kHz	B	*	5	February 1, 2013
		KKHK (4)	AM	1250	kHz	B	*	25-D/3.7-N	June 1, 2013
		KMBZ	AM	980	kHz	B	*	5	February 1, 2013
		KQRC	FM	98.9	MHz	C0	335	100	February 1, 2005 (5)
		KRBZ	FM	96.5	MHz	C0	335	100	February 1, 2013
		KUDL	FM	98.1	MHz	C0	335	100	June 1, 2013
		KXTR (4)	AM	1660	kHz	B	*	10-D/1-N	June 1, 2005 (5)
		KYYS	FM	99.7	MHz	C0	335	100	February 1, 2013
		WDAF	FM	106.5	MHz	C1	299	100	February 1, 2013

Indianapolis, IN		WTPI	FM	107.9	MHz	B	232	22	August 1, 2012
		WNTR	AM	1430	kHz	B	*	5	August 1, 2012
		WZPL	FM	99.5	MHz	B	236	19.5	August 1, 2012

Milwaukee, WI		WMYX	FM	99.1	MHz	B	137	50	December 1, 2012
		WSSP	AM	1250	kHz	B	*	5	December 1, 2012
		WXSS	FM	103.7	MHz	B	257	19.5	December 1, 2012

Austin, TX	Acquisition Pending	KAMX	FM	94.7	MHz	C0	398	100	August 1, 2013
	Acquisition Pending	KJCE	AM	1370	kHz	B	*	5-D/0.5-N	August 2, 2013
	Acquisition Pending	KKMJ	FM	95.5	MHz	C1	398	50	August 1, 2013
	Acquisition and Disposition Pending	KXBT	FM	104.3	MHz	C2	150	48	August 1, 2013

Norfolk, VA		WNVZ	FM	104.5	MHz	B	146	50	October 1, 2011
		WPTE	FM	949	MHz	B	152	50	October 1, 2011
		WVKL	FM	95.7	MHz	B	268	40	October 1, 2011
		WWDE	FM	101.3	MHz	B	152	50	October 1, 2011

Buffalo, NY		WBEN	AM	930	kHz	B	*	5	June 1, 2006 (5)
		WGR	AM	550	kHz	B	*	5	June 1, 2006 (5)
		WKSE	FM	98.5	MHz	B	128	46	June 1, 2006 (5)
		WLKK	FM	107.7	MHz	B	244	19.5	June 1, 2006 (5)
		WTSS	FM	102.5	MHz	B	355	110	June 1, 2006 (5)
		WWKB	AM	1520	kHz	A	*	50	June 1, 2006 (5)
		WWWS	AM	1400	kHz	C	*	1	June 1, 2006 (5)

New Orleans, LA		WEZB	FM	97.1	MHz	C	300	100	June 1, 2012
		WKBU	FM	95.7	MHz	C1	300	96	June 1, 2012
		WLMG	FM	101.9	MHz	C0	300	100	June 1, 2012
		WWL	FM	105.3	MHz	C	306	100	June 1, 2012
		WWL	AM	870	kHz	A	*	50	June 1, 2012
		WWWL	AM	1350	kHz	B	*	5	June 1, 2012

Providence, RI		WEEI	FM	103.7	MHz	B	173	37	April 1, 2006 (5)

Memphis, TN	Acquisition Pending	WMC	FM	99.7	MHz	C	277	300	August 1, 2012
	Acquisition Pending	WMC	AM	790	kHz	B	*	5	August 1, 2012
	Acquisition Pending	WMFS	FM	92.9	MHz	A	100	6	August 1, 2012
		WRVR	FM	104.5	MHz	C1	229	100	August 1, 2012
		WSMB	AM	680	kHz	B	*	10-D/5-N	August 1, 2012
		WSNA	FM	94.1	MHz	C2	144	50	August 1, 2012

Greensboro, NC		WEAL	AM	1510	kHz	D	*	1-D	December 1, 2011
		WJMH	FM	102.1	MHz	C	367	100	December 1, 2011
		WPAW	FM	93.1	MHz	C	335	100	December 1, 2011
		WPET	AM	950	kHz	D	*	0.54-D/0.041-N	December 1, 2011
		WQMG	FM	97.1	MHz	C0	327	100	December 1, 2011
		WSMW	FM	98.7	MHz	C0	375	100	December 1, 2011

Rochester, NY (6)		WBEE	FM	92.5	MHz	B	152	50	June 1, 2006 (5)
		WBZA	FM	98.9	MHz	B	172	37	June 1, 2006 (5)
		WFKL	FM	93.3	MHz	A	117	4.4	June 1, 2006 (5)
		WROC	AM	950	kHz	B	*	1	June 1, 2006 (5)

Greenville/		WFBC	FM	93.7	MHz	C	552	100	December 1, 2011
Spartanburg, SC		WGVC	FM	106.3	MHz	C3	100	25	December 1, 2011
		WORD	AM	950	kHz	B	*	5	December 1, 2011
		WROQ	FM	101.1	MHz	CO	301	100	December 1, 2011
		WSPA	FM	98.9	MHz	C	580	100	December 1, 2011
		WTPT	FM	93.3	MHz	C	619	93	December 1, 2011
		WYRD	AM	1330	kHz	B	*	5	December 1, 2011

Madison, WI		WCHY	FM	105.1	MHz	A	74	6	December 1, 2012
		WMMM	FM	105.5	MHz	A	175	2	December 1, 2012
		WOLX	FM	94.9	MHz	B	396	37	December 1, 2012

Wichita, KS		KDGS	FM	93.9	MHz	C3	100	25	June 1, 2013
		KEYN	FM	103.7	MHz	C0	307	100	June 1, 2013
		KFBZ	FM	105.3	MHz	C0	307	100	June 1, 2013
		KFH	AM	1240	kHz	C	*	0.63	June 1, 2005 (5)
		KFH	FM	98.7	MHz	C2	150	50	June 1, 2005 (5)
		KNSS	AM	1330	kHz	B	*	5-D/5-N	June 1, 2005 (5)

Wilkes-Barre/		WBZU	AM	910	kHz	B	*	1-D/0.5-N	August 1, 2006 (5)
Scranton, PA		WDMT	FM	102.3	MHz	A	22	5.8	August 1, 2006 (5)
		WFEZ	FM	103.1	MHz	A	22	6	August 1, 2006 (5)
		WGGI	FM	95.9	MHz	A	117	4.2	August 1, 2006 (5)
		WGGY	FM	101.3	MHz	B	365	7	August 1, 2006 (5)
		WILK	AM	980	kHz	B	*	5-D/1-N	August 1, 2006 (5)
		WKRZ	FM	98.5	MHz	B	357	8.7	August 1, 2006 (5)
		WKRF	FM	107.9	MHz	A	267	0.84	August 1, 2006 (5)
		WKZN	AM	1300	kHz	B	*	5-D/0.5-N	August 1, 2006 (5)

Springfield, MA	Acquisition Pending	WVEI	FM	105.5	MHz	A	280	0.72	April 1, 2014

Gainesville/		WKTK	FM	98.5	MHz	C1	299	100	February 1, 2012
Ocala, FL		WSKY	FM	97.3	MHz	C2	289	13.5	February 1, 2012

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

(3)                                  KKSN-AM is licensed to Salem, Oregon, within the Portland market and simulcasts KFFX-AM programming.

(4)                                  The FCC rules require that by the end of a five-year transition period, which expired in October 2006 but was extended pending resolution of a requested FCC rule change, we must elect to operate on either the 1250 kHz frequency or the 1660 kHz frequency and surrender the other frequency to the FCC.

(5)                                  As of February 15, 2007, application for license renewal is pending with the FCC

(6)                                  On August 18, 2006, the Company entered into an asset purchase agreement with CBS Radio Stations Inc. to acquire the assets of four radio stations (WCMF FM, WPXY FM, WRMM FM and WZNE FM) serving the Rochester radio market for $42.0 million in cash. Under the Communications Act, the FCC imposes specific limits on the number of commercial radio stations an entity can own in a single market. Due to these restrictions, we cannot own or operate more than five FM radio stations in this market. In addition, we are required to meet certain requirements under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSRA”). As a result, we agreed to divest three FM radio stations.  Such divestiture must be approved by the U. S. Department of Justice under the HSRA and by the FCC.

Transfer Or Assignment Of Licenses.  The Communications Act prohibits the assignment of broadcast licenses or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant such approval, the FCC considers a number of factors pertaining to the existing licensee and the proposed licensee, including:

•                  compliance with the various rules limiting common ownership of media properties in a given market;

•                  the “character” of the proposed licensee; and

•                  compliance with the Communications Act’s limitations on alien ownership as well as compliance with other FCC regulations and policies.

To obtain FCC consent to assign or transfer control of a broadcast license, appropriate applications must be filed with the FCC. Interested parties may file objections or petitions to deny such applications. When deciding whether to grant its consent to an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by assignment or transfer of the broadcast license to any party other than the one specified in the application.  No assignment or transfer application will be granted for any station by the FCC while a renewal application is pending for the station. Once an assignment or transfer application is granted, interested parties have 30 days following public notice of the grant to seek reconsideration of that grant.  The FCC usually has an additional ten days to set aside the grant on its own motion.  The Communications Act permits certain court appeals of a contested grant as well. A petition to deny our application to acquire stations from CBS Radio Stations Inc. in Ohio, Kentucky, Texas, Tennessee and New York has been filed, and an informal objection against our application to acquire a station in Springfield, Massachusetts has also been filed. We have responded to these objections, which remain pending.

Multiple Ownership Rules.  The Communications Act imposes specific limits on the number of commercial radio stations an entity can own in a single market. FCC rules and regulations, in effect since 1996, have implemented these limitations.  On June 2, 2003, the FCC adopted new ownership rules following a comprehensive review of its ownership regulations. These new ownership rules include: (i) new cross-media limits that in certain markets eliminated the newspaper-broadcast cross-ownership ban and altered the television-radio cross-ownership limitations; and (ii) regulations that revised the manner in which the radio numeric ownership limitations were to be applied, substituting where available geographic markets as determined by Arbitron in place of the former standard which was based on certain overlapping signal contours. These new rules were appealed to the U. S. Court of Appeals for the Third Circuit, and have been remanded to the FCC for further proceedings that are now on-going. The 2003 rules remain subject to further administrative proceedings and judicial review, as well as subject to possible legislation to be considered in Congress.

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

The rules, as now enforced, define a “local radio market” as all radio stations, both commercial and non-commercial, which are included within an Arbitron market, where available, or which have certain overlapping signal contours under procedures adopted by the FCC for stations located outside of Arbitron markets. The Court of Appeals affirmed these procedures, including consideration of non-commercial stations, the adoption of the geographic Arbitron market analysis, and the application of numerical limits to local radio ownership. The Court of Appeals has, however, remanded to the FCC for further justification the specific numerical limitations selected by the FCC. In the interim, the numerical limitations described above are being applied, as they are the same as the limitations under the former rules.

Market clusters, such as our holdings in Greenville, Kansas City and Wilkes-Barre/Scranton, which had been licensed under the former ownership rules but exceed the ownership limits when applying the Arbitron-based market standard of the present rule, are considered  “grandfathered.”  Similarly, as the number of stations in a market may fluctuate from time to time, the number of stations that can be owned in a market can vary over time.  Once the FCC approves the ownership of a cluster of stations in a market, that owner may continue to hold those stations under the “grandfathering” policies, despite a decrease in the number of stations in the market.  If, at the time of a proposed future transaction, a cluster does not comply with the multiple ownership limitations based upon the number of stations then considered to be in the market, the entire cluster cannot be transferred intact to a single party unless the purchaser qualifies under specified standards as a small business.  As noted previously, the local radio ownership rules remain subject to further modification by the FCC on remand from the Court of Appeals, or by the court in its consideration of the FCC’s decision on remand.  In addition, a number of parties have urged Congress to undertake a comprehensive review of the Communications Act, including its ownership provisions, and proposals may be introduced in Congress which could result in still different ownership rules affecting, among other matters, the number of stations that may be owned in a common geographic area and whether existing combinations would be considered as “grandfathered.”

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

Programming And Operation.  The Communications Act requires broadcasters to serve the “public interest.” A licensee is required to present programming that is responsive to issues in the station’s community of license and to maintain records demonstrating this responsiveness. The FCC will often consider complaints from listeners concerning a station’s public service programming when it evaluates renewal applications of a licensee, but the FCC may consider complaints at any time and may impose fines or take action for violations of the FCC’s rules. The FCC regulates, among other things, political advertising; sponsorship identifications; the advertisement of contests and lotteries; obscene, indecent and profane broadcasts; certain employment practices; and certain technical operation requirements, including limits on human exposure to radio-frequency radiation.

In recent years, the FCC has received an increasing number of complaints alleging that broadcast stations have carried indecent programming at times when children may be in the audience, in violation of federal criminal law and the FCC’s policies, which prohibit programming that is deemed to be “indecent or profane” under FCC decisions and broadcast during the hours of 6:00 am until 10:00 pm; the period between 10:00 pm through 6:00 am is considered to be a “safe harbor” period and less stringent standards apply to programming carried then. The FCC has greatly intensified its enforcement activities with respect to programming which it considers “indecent” or “profane,” including: (1) readying an increase to $325,000 per occurrence as the maximum monetary fine for such proven violations of FCC policies, as authorized by a recent change in federal law; (2) imposing fines on a “per utterance” basis instead of the imposition of a single fine for an entire program; and (3) repeatedly warning broadcasters that future “serious” violations may result in the commencement of license revocation proceedings. We have a number of outstanding indecency proceedings in which we are continuing to defend the stations’ conduct. The existence of these proceedings has been cited in the petition to deny and the informal objections filed against the renewal applications and in the filings opposing new station acquisitions. For further discussion, please refer to Part I, Item 3, “Legal Proceedings,” and to the risk factors described in Part I, Item 1A, “Risk Factors.”

The FCC has rules requiring that when money, goods, services or other valuable consideration has been paid or promised to a station or an employee for the broadcast of programming, appropriate sponsorship identification announcement(s) must be given.  The FCC has initiated an inquiry regarding sponsorship identification practices at several media companies, including us. We are cooperating with the FCC in its investigation, which remains pending. We have entered into a consent judgment terminating a lawsuit brought by the New York Attorney General, in which we agreed to adopt a number of business reforms and practices in the future and to make a payment to a non-profit organization to support music education and appreciation.  We admitted no liability, and the court found none.

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

The FCC has adopted procedures for the auction of broadcast spectrum in circumstances when two or more parties have filed for new or major change applications that are mutually exclusive. Such procedures may limit our efforts to build new stations, or to modify or expand the broadcast signals of our existing stations.   The FCC has also adopted a new rule that may facilitate making changes in the designated community of license of a radio station and allow stations to be relocated in ways that might result in increased competition to our existing stations.

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

We cannot predict what other matters may be proposed or considered by the FCC or Congress, and we are unable to determine what effect, if any, the adoption of any such restrictions or limitations may have on our operations.

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

Employees

As of February 5, 2007, we had a staff of 1,799 full-time employees and 1,013 part-time employees.  In our Kansas City market, we are a party to a collective bargaining agreement with the American Federation of Television and Radio Artists (“AFTRA”). While the AFTRA agreement expired in 2005, it continues to apply to some of our programming personnel. We are currently renegotiating this agreement and cannot predict the outcome of these negotiations. Approximately 5 employees are represented by this collective bargaining agreement. We believe that our relations with our employees are good.  In addition, we will assume a collective bargaining agreement with AFTRA that covers certain on air personnel in the San Francisco market in connection with a pending transaction to acquire three radio stations in San Francisco.

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

New York Stock Exchange CEO Certification.  On May 30, 2006, our Chief Executive Officer submitted to the New York Stock Exchange the “CEO Certification” required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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

Our Radio Stations May Not Be Able To Compete Effectively In Their Respective Markets For Advertising Revenues.

Our radio broadcasting stations are in a highly competitive business. Our radio stations compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media, such as newspapers and magazines, Internet, broadcast and cable television, outdoor advertising and direct mail. Audience ratings and market shares are subject to change, and any change in a particular market could have a material adverse effect on the revenue of our stations located in that market. While we already compete in some of our markets with other stations with similar programming formats, if another radio station in a market were to convert its programming format to a format similar to one of our stations, if a new station were to adopt a comparable format or if an existing competitor were to strengthen its operations, our stations could suffer a reduction in ratings and/or advertising revenue and could incur increased promotional and other expenses. Other radio broadcasting companies may enter into the markets in which we operate or may operate in the future. These companies may be larger and have more financial resources than we have. We cannot be assured that any of our stations will be able to maintain or increase their current audience ratings and advertising revenues.

The FCC Has Engaged In Vigorous Enforcement Of Its Indecency Rules Against The Broadcast Industry, Which Could Have A Material Adverse Effect On Our Business.

FCC regulations prohibit the broadcast of obscene material at any time and indecent material between the hours of 6:00 a.m. and 10:00 p.m. In the last several years, the FCC has enhanced its enforcement efforts relating to the regulation of indecency and has threatened on more than one occasion to initiate license revocation proceedings against a broadcast licensee who commits a “serious” indecency violation. Congress has dramatically increased the penalties for broadcasting obscene, indecent or profane programming and potentially subject broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast indecent material. In addition, the FCC’s heightened focus on the indecency regulatory scheme, against the broadcast industry generally, may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations. Several of our stations are currently subject to indecency-related inquiries and/or proposed fines at the FCC’s Enforcement Bureau as well as objections to our license renewals based on such inquiries and proposed fines, and we may in the future become subject to additional inquiries or proceedings related to our stations’ broadcast of obscene, indecent or profane material. To the extent that these inquiries or other proceedings result in the imposition of fines, a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, our results of operation and business could be materially adversely affected.

We Are Dependent On Federally-Issued Licenses To Operate Our Radio Stations And Are Subject To Extensive Federal Regulation.

The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act (see for example, the discussion of FCC regulations contained in Part I, Item 1, “Business,” of this Form 10-K). We are required to obtain licenses from the FCC to operate our radio stations. Licenses are normally granted for a term of eight years and are renewable. Although the vast majority of FCC radio station licenses are routinely renewed, we cannot be assured that the FCC will approve our future renewal applications or that the renewals will not include conditions or qualifications. A number of our applications to renew our station licenses have been objected to by a third party and remain pending before the FCC. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on us.

We must comply with extensive FCC regulations and policies in the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions and in certain circumstances could require us to divest some radio stations. The FCC’s rules governing our radio station operations impose costs on our operations, and changes in those rules could have an adverse effect on our business. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on us. Moreover, these FCC regulations and others may change over time, and we cannot be assured that those changes would not have a material adverse effect on us. The FCC has recently initiated an investigation into a contest at one of our stations where a contestant died shortly after participating in the contest. We are currently the subject of several investigations by the FCC.

We Must Respond To The Increased Competition For Audio Distribution And The Rapid Changes In Technology, Services And Standards That Characterize Our Industry In Order To Remain Competitive.

The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies and services. There is increased competition for audio distribution. These technologies and services, some of which are commercial free, include the following:

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

We May Not Be Successful In Identifying And Consummating Future Acquisitions.

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

We Have Substantial Indebtedness Which Could Have Important Consequences To You.

We have indebtedness that is substantial in relation to our shareholders’ equity. At December 31, 2006, we have long-term indebtedness of $676.2 million (excluding outstanding letters of credit of $0.8 million) and shareholders’ equity of $777.1 million. This indebtedness is substantial in amount and could have an impact on us. For example, these obligations could:

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

As of December 31, 2006, $373.2 million was available under our current $900 million Bank Revolver, subject to compliance with the covenants under the Bank Revolver at the time of borrowing. Moreover, under certain circumstances, we may need to modify or enter into a new bank facility to close on any future acquisitions. We also may seek to obtain other funding or additional financing for any or all of the following transactions: (1) the acquisition of radio stations; (2) the full or partial redemption of our outstanding debt; (3) the payment of a dividend; and (4) the buyback of our Class A common stock. We have no assurances that we will be able to obtain other funding, additional financing or the approvals, if necessary, for any of these transactions. Any additional borrowings would further increase the amount of our indebtedness and the associated risks.

The Covenants In Our Bank Revolver And Our Senior Subordinated Notes Restrict Our Financial And Operational Flexibility.

Our Bank Revolver and our Senior Subordinated Notes contain covenants that restrict, among other things, our ability to borrow money, make particular types of investments or other restricted payments, swap or sell assets, or merge or consolidate. An event of default under our Bank Revolver or our Senior Subordinated Notes could allow the lenders to declare all amounts outstanding to be immediately due and payable. We have pledged substantially all of the stock or equity interests of our subsidiaries to secure the debt under our Bank Revolver. If the amounts outstanding under the Senior Subordinated Notes were accelerated, the lenders could proceed against the stock or equity interests of our subsidiaries. A default under our Senior Subordinated Notes could cause a default under our Bank Revolver. Any event of default, therefore, could have a material adverse effect on our business. Our Bank Revolver also requires us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by operating performance or other events beyond our control, and we cannot be assured that we will meet those ratios. We also may incur future debt obligations in connection with future acquisitions that might subject us to restrictive covenants that could affect our financial and operational flexibility or subject us to other events of default. The debt we incur in connection with future acquisitions may require us to modify or enter into a new bank facility if certain covenants in our Bank Revolver would be violated, subjecting us to an event of default.

Because Of Our Holding Company Structure, We Depend On Our Subsidiaries For Cash Flow, And Our Access To This Cash Flow Is Restricted.

We operate as a holding company. All of our radio stations are currently owned and operated by our subsidiaries. Entercom Radio, LLC, our 100% owned finance subsidiary, is the borrower under our credit facility and our senior subordinated debt. All of our station-operating subsidiaries and FCC license subsidiaries are subsidiaries of Entercom Radio, LLC. Further, we guaranteed Entercom Radio, LLC’s obligations under the Bank Revolver on a senior secured basis and under the Senior Subordinated Notes on an unsecured basis, junior to our Bank Revolver.

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

As of February 15, 2007, Joseph M. Field, our Chairman of the Board, beneficially owned 1,131,041 shares of our Class A common stock and 6,997,555 shares of our Class B common stock, representing approximately 63.4% of the total voting power of all of our outstanding common stock.  As of February 15, 2007, David J. Field, our President and Chief Executive Officer, one of our directors and the son of Joseph M. Field, beneficially owned 2,139,030 shares of our Class A common stock and 749,250 shares of our outstanding Class B common stock, representing approximately 8.9% of the total voting power of all of our outstanding common stock. Collectively, Joseph M. Field and David J. Field and other members of the Field family beneficially own all of our outstanding Class B common stock. Other members of the Field family and Trusts for their benefit also own shares of Class A common stock.

Shares of Class B common stock are transferable only to Joseph M. Field, David J. Field, certain of their family members or trusts for any of their benefit. Upon any other transfer, shares of our Class B common stock automatically convert into shares of our Class A common stock on a one-for-one basis. Shares of our Class B common stock are entitled to ten votes only when Joseph M. Field or David J. Field votes them, subject to certain exceptions when they are restricted to one vote. Joseph M. Field generally is able to control the vote on all matters submitted to the vote of shareholders and, therefore, is able to direct our management and policies, except with respect to those matters when the shares of our Class B common stock are only entitled to one vote and those matters requiring a class vote under the provisions of our articles of incorporation, bylaws or applicable law, including, without limitation, the election of the two Class A directors. Without the approval of Joseph M. Field, we will be unable to consummate transactions involving an actual or potential change of control, including transactions in which investors might otherwise receive a premium for their shares over then current market prices.

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

We Depend On Selected Market Clusters Of Radio Stations.

For the year ended December 31, 2006, we generated in excess of 50% of our net revenues in 5 of our 23 markets (Boston, Seattle, Sacramento, Portland and Kansas City). Accordingly we may have greater exposure to adverse events or conditions that affect the economy in any of these markets, which could have a material adverse effect on our financial position and results of operations.

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

A Future Asset Impairment Of Our FCC Licenses And/Or Goodwill Could Cause Future Losses.

As of December 31, 2006, our FCC licenses and goodwill comprise 87.0% of our total assets. Annual impairment reviews required under Statement of Financial Accounting Standards (“ SFAS”) No. 142,  “Goodwill and Other Intangible Assets,’’ may result in future impairment losses.

The Impact Of A Natural Disaster And Its Aftermath Could Have A Material Adverse Effect On Any Of Our Markets.

 A natural disaster could adversely impact any of our markets. As an example, Hurricane Katrina and its aftermath impacted the operations of our six radio stations in New Orleans, Louisiana.

Our Failure To Comply Under The Sarbanes-Oxley Act of 2002 Could Cause A Loss Of Confidence In The Reliability Of Our Financial Statements.

We have undergone a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. This effort included documenting and testing our internal controls. As of December 31, 2006, we did not identify any material weaknesses in our internal controls as defined by the Public Company Accounting Oversight Board. A reported material weakness or the failure to meet the reporting deadline requirements of Section 404 could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. This loss of confidence could cause a decline in the market price of our stock.

ITEM 1B.                    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                             PROPERTIES

The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We typically lease our studio and office space, although we do own some of our facilities. Most of our studio and office space leases contain lease terms with expiration dates of five to fifteen years. A station’s studios are generally housed with its offices in downtown or business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We own many of our main transmitter and antenna sites and lease the remainder of our transmitter/antenna sites with lease terms that expire, including renewal options, in periods generally ranging up to twenty years. The transmitter/antenna site for each station is generally located so as to provide maximum market coverage, consistent with the station’s FCC license. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required. We have approximately $11.5 million in aggregate minimum annual rental commitments under real estate leases.  Many of these leases contain escalation clauses such as defined contractual increases or cost of living adjustments.

Our principal executive offices are located at 401 City Avenue, Suite 809, Bala Cynwyd, Pennsylvania 19004, in 10,678 square feet of leased office space. The lease on these premises expires October 31, 2011.

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

On January 25, 2007, the family of a participant in a contest at one of our stations filed a wrongful death suit in Sacramento County Superior Court against us and several present and former employees, alleging that the defendants negligently, intentionally or recklessly caused the death of the contestant in connection with a contest at our radio station that involved the drinking of water. The suit seeks compensatory damages and unspecified punitive damages. The Sacramento County Sheriff’s Department and the FCC have also initiated investigations into this matter.

On March 8, 2006, the Office of the New York Attorney General (“NYAG”) filed an action in the Supreme Court of the State of New York against us alleging that we engaged in deceptive acts and practices in connection with the airplay of current music. On December 19, 2006 the Court approved a settlement of this litigation. The Court did not find and we did not admit any liability. As part of this settlement, we agreed to implement certain enhancements to our business practices and appoint a Compliance Officer to implement and monitor these practices. The enhancements agreed to in the settlement are similar to other NYAG settlements with other companies in the media and record industries. We also agreed to a payment to a non-profit organization to fund programs aimed at music education and appreciation and to reimburse the NYAG for legal expenses. In addition, we have responded to inquiries by the FCC in connection with their investigation of sponsorship identification practices at several media companies. We have cooperated with this investigation. We have recorded a reserve for an investigation by the FCC into sponsorship identification practices at several media companies. In connection with these matters we have recorded an expense of $8.3 million in our consolidated statements of operations under corporate and general and administrative expenses for the year ended December 31, 2006.

The FCC has engaged in vigorous enforcement against radio and TV broadcasters of FCC rules concerning the broadcast of obscene, indecent or profane material. In addition, legislation has been adopted that enhances the FCC’s enforcement authority in this area by authorizing the imposition of substantially higher monetary forfeiture penalties and increasing the exposure for license revocation and renewal proceedings for the broadcast of such programming.  As a result, we could face increased costs in the form of fines and a greater risk that we could lose any one or more of our broadcasting licenses. In the past, the FCC has issued Notices of Apparent Liability or Forfeiture Orders with respect to several of our stations proposing fines for certain programming which the FCC deemed to have been “indecent.” These cases have been or are being appealed.  The FCC has also commenced several other investigations based on allegations received from the public that some of our stations have broadcast indecent programming.  We have cooperated in these investigations.  For a further discussion, please refer to the risk factors described in Part I, Item 1A, “Risk Factors.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter 2006.

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

	Price Range
	High	Low
Calendar Year 2006
First Quarter	31.06	27.57
Second Quarter	31.72	24.62
Third Quarter	26.40	22.15
Fourth Quarter	30.23	25.01
Calendar Year 2005
First Quarter	36.41	30.86
Second Quarter	35.75	31.39
Third Quarter	34.63	29.00
Fourth Quarter	33.07	27.71

There is no established trading market for our Class B common stock, $.01 par value.

Holders

As of February 22, 2007, there were approximately 78 shareholders of record of our Class A common stock.  This number does not include the number of shareholders whose shares are held of record by a broker or clearing agency but does include each such brokerage house or clearing agency as one record holder.  Based upon available information, we believe we have approximately 5,955 beneficial owners of our Class A common stock.  There are 4 shareholders of record of our Class B common stock, $.01 par value, and no shareholders of record of our Class C common stock, $.01 par value.

Dividends

Prior to the payment of our first quarterly dividend in March 2006 and since becoming a public company in January 1999, we had not declared any dividends on any class of our common stock. During 2006, we paid a dividend of $0.38 per Class A and Class B common share in each of our four quarters. We expect to continue to declare and pay quarterly cash dividends. In the future, any payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other factors, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions, including the provisions of our senior and subordinated debt, and other considerations that the Board of Directors deems relevant.

Share Repurchases

During 2006 we repurchased 3.5 million shares in the amount of $100.5 million at an average price of $28.98 per share.

Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or from time to time without prior notice. As of February 15, 2007, $95.2 million remained authorized as available for repurchase.

The following table provides information on our repurchases during the quarter ended December 31, 2006:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs
October 1, 2006 - October 31, 2006 (1)(2)	—	$—	—	$100,214,958
November 1, 2006 - November 30, 2006 (1)(2)	—	$—	—	$100,214,958

December 1, 2006 - December 31, 2006 (1) (2)	7,968	$26.98	7,968	$100,000,000
December 1, 2006 - December 31, 2006 (1)	175,132	$27.33	175,132	$95,214,101
Total December 2006	183,100	$27.31	183,100

Total	183,100		183,100

1)              Shares were repurchased under our repurchase plan announced on May 8, 2006 (the “May 2006 Plan”).  The May 2006 Plan, which expires on May 7, 2007, authorizes the repurchase of up to $100.0 million of our Class A common stock.

2)              Shares were repurchased under our repurchase plan announced on December 13, 2005 (the “December 2005 Plan”).  The December 2005 Plan, which expired on December 12, 2006, authorized the repurchase of up to $100.0 million of our Class A common stock.

Unregistered Sales Of Equity Securities And Use Of Proceeds

On June 5, 2006, we commenced a tender offer to certain employees and non-employee directors pursuant to which we offered such persons the opportunity to make a one-time election to exchange all of their outstanding stock options with exercise prices equal to or greater than $40.00 per share for a lesser number of shares of our restricted stock. The exchange ratio offered was fifteen-to-one such that, for each fifteen eligible options surrendered, the holder received one share of restricted stock. On July 7, 2006, we granted 0.3 million restricted stock units in exchange for 3.8 million options. We did not recognize any additional share-based compensation expense, as the fair value of the new shares was less than the fair value of the surrendered options. See Option Exchange Program in Note 15 in the accompanying notes to the consolidated financial statements.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2006, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Equity Compensation Plan Information as of December 31, 2006
	(a)	(b)	(c)
Plan Category	Number of Shares	Weighted-Average	Number of Securities
	to be Issued Upon	Exercise	Remaining Available
	Exercise of	Price of	for Future Issuance
	Outstanding	Outstanding	Under Equity
	Options,	Options,	Compensation Plans
	Warrants	Warrants	(Excluding
	and Rights	and Rights	Column (a)

Equity Compensation Plans Approved by Shareholders:
Employee Stock Purchase Plan	—	$ —	1,704,372
Entercom Equity Compensation Plan (1)	1,955,463	$32.48	2,486,875

Equity Compensation Plans Not Approved by Shareholders
None	—	—	—

Total	1,955,463		4,191,247

(1) Under the Entercom Equity Compensation Plan (“Plan”), the Company is authorized to issue up to 10.0 million shares of Class A common stock, which amount is increased by 1.5 million shares on January 1 of each year, or a lesser number as may be determined by the Company’s Board of Directors.  As a result of a March 23, 2006 amendment to the Plan in connection with the OEP as described above, the number of shares that can be issued under the Plan was effectively reduced by 3.6 million. In addition, on November 16, 2006, the Company’s Board of Directors determined that no additional shares would be added to the Plan on January 1, 2007. As of December 31, 2006, 2.5 million shares are available for future grant.

For a description of our equity compensation plans, please refer to Note 15 in the accompanying notes to the consolidated financial statements.

Performance Graph

The following Comparative Stock Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference.  This Comparative Stock Performance Graph is being furnished with this Form 10K and shall not otherwise be deemed filed under such acts.

The following line graph compares the cumulative 5-year total return provided shareholders on our Class A common stock relative to the cumulative total returns of the S & P 500 index and the S & P Broadcasting & Cable TV index.  An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each of the indexes on 12/31/2001 and its relative performance is tracked through 12/31/2006.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends.  Fiscal year ending December 31.

	Cumulative Total Return
	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006

Entercom Communications Corp.	$100.00	$93.84	$105.92	$71.78	$59.34	$59.65
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
S & P Broadcasting & Cable TV	100.00	65.97	90.76	82.69	69.02	99.38

ITEM 6.                             SELECTED FINANCIAL DATA

The selected financial data below as of and for the years ended December 31, 2002 through 2006 were derived from our audited consolidated financial statements. The selected financial data for the years ended December 31, 2006, 2005 and 2004 and balance sheets as of December 31, 2006 and 2005 are qualified by reference to, and should be read in conjunction with, the corresponding audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report. The selected financial data for the years ended December 31, 2003 and 2002 and the balance sheets as of December 31, 2004, 2003 and 2002 are derived from audited financial statements not included herein. Our financial results are not comparable from year to year because of our acquisitions and dispositions of radio stations.  We have acquired several radio stations in each of the years 2002 through 2005.  In 2006, we acquired a radio station in Boston, Massachusetts.

SELECTED FINANCIAL DATA

(amounts in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004	2003	2002

Operating Data:
Net revenues	$440,485	$432,520	$423,455	$401,056	$391,289
Operating (income) expenses:
Station operating expenses, including non-cash compensation expense in 2006	260,242	248,202	244,674	232,184	226,033
Expenses related to a natural disaster	—	1,697	—	—	—
Depreciation and amortization	15,823	16,671	15,872	14,687	15,058
Corporate G & A expenses, including non-cash compensation expense	33,794	18,868	15,711	14,433	14,124
Net time brokerage agreement (income) fees	2,766	(13)	781	1,636	7,432
Net (gains) loss on sale of assets	1,280	(5,873)	1,221	(2,118)	(1,166)
Total operating (income) expenses	313,905	279,552	278,259	260,822	261,481
Operating income	126,580	152,968	145,196	140,234	129,808
Other (income) expense:
Interest expense, including amortization of deferred financing costs	44,173	29,925	21,560	20,515	25,094
Financing cost of Company-obligated mandatorily redeemable convertible preferred securities of subsidiary holding solely convertible debentures of the Company	—	—	—	2,020	7,813
Interest income and dividend income from investments	(823)	(396)	(235)	(505)	(2,094)
Loss on early extinguishment of debt	—	—	1,387	3,795	—
Equity loss from unconsolidated affiliate	—	—	—	—	3,352
Net (gain) loss on investments	—	(2,819)	176	158	—
Net (gain) loss on derivative instruments	(446)	(1,327)	(1,215)	(961)	2,290
Total other expense	42,904	25,383	21,673	25,022	36,455
Income before income taxes and accounting changes	83,676	127,585	123,523	115,212	93,353
Income taxes	35,695	49,224	47,889	43,432	37,529
Income before accounting changes	47,981	78,361	75,634	71,780	55,824
Cumulative effect of accounting changes, net of taxes	—	—	—	—	(138,876)
Net income (loss)	$47,981	$78,361	$75,634	$71,780	$(83,052)

Net Income (Loss) Per Common Share - Basic:
Income before accounting changes	$1.20	$1.70	$1.51	$1.41	$1.14
Cumulative effect of accounting changes, net of taxes	—	—	—	—	(2.84)
Net income (loss) per common share - basic	$1.20	$1.70	$1.51	$1.41	$(1.70)

Net Income (Loss) Per Common Share - Diluted:
Income before accounting changes	$1.19	$1.70	$1.50	$1.39	$1.12
Cumulative effect of accounting changes, net of taxes	—	—	—	—	(2.79)
Net income (loss) per common share - diluted	$1.19	$1.70	$1.50	$1.39	$(1.67)

Weighted average shares - basic	39,973	46,045	50,215	50,962	48,965
Weighted average shares - diluted	40,205	46,221	50,534	51,608	49,766

SELECTED FINANCIAL DATA

(amounts in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004	2003	2002

Cash Flows Data:
Cash flows related to:
Operating activities	$101,583	$136,552	$131,482	$130,366	$104,342
Investing activities	(45,146)	(38,618)	(107,911)	(105,078)	(275,299)
Financing activities	(61,713)	(93,709)	(27,619)	(101,987)	252,799

	December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash and cash equivalents	$10,795	$16,071	$11,844	$15,894	$92,593
Intangibles and other assets	1,522,018	1,491,812	1,455,205	1,359,904	1,277,757
Total assets	1,733,258	1,697,758	1,667,961	1,577,052	1,568,530
Senior debt, including current portion	526,239	427,259	333,276	244,043	286,715
Senior subordinated notes	150,000	150,000	150,000	150,000	150,000
Deferred tax liabilities and other long-term liabilities	237,621	199,846	162,846	124,961	85,949
Total shareholders’ equity	777,092	885,715	996,073	1,031,610	890,505

Other Data:
Dividends declared and paid per Class A and Class B common share	$1.52	$—	$—	$—	$—

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the largest radio broadcasting companies in the United States based on revenues. We operate in excess of 100 radio stations in 23 markets including San Francisco, Boston, Seattle, Denver, Sacramento, Portland, Kansas City, Indianapolis, Milwaukee, Austin, Norfolk, Buffalo, New Orleans, Providence, Memphis, Greensboro, Rochester, Greenville/Spartanburg, Madison, Wichita, Wilkes-Barre/Scranton, Springfield and Gainesville/Ocala. On January 17, 2007, we entered into an asset exchange agreement pursuant to which on February 26, 2007, we began operations in a new radio market, San Francisco and exited an existing radio market, Cincinnati.

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

In 2006, we generated 77% of our net revenues from local advertising, which is sold primarily by each individual local radio station’s sales staff, and 20% from national advertising, which is sold by independent advertising sales representatives. We generated the balance of our 2006 revenues principally from network compensation, promotional activities, sales on our stations’ websites and rental income from tower sites. Our most significant station operating expenses are employee compensation, and programming and promotional expenses.

Several factors may adversely affect a radio broadcasting company’s performance in any given period. In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. Typically, revenues are lowest in the first calendar quarter of the year.

As opportunities arise, we may, on a selective basis, change or modify a station’s format due to changes in listeners’ tastes or changes in a competitor’s format. This could have an immediate negative impact on a station’s ratings and or revenues, and there are no guarantees that the modification or change will be beneficial at some future time. Our management is continually focused on these opportunities as well as the risks and associated uncertainties. We believe that the diversification of formats on our stations helps to insulate us from the effects of changes in the musical tastes of the public. We strive to develop compelling content and strong brand images to maximize audience ratings that are crucial to our stations’ financial success.

Our results of operations include net revenues and station operating expenses from stations we own and those net revenues and station operating expenses recognized under a time brokerage agreement or similar sales agreement for stations operated by us prior to acquiring the stations. Depending on the facts and circumstances relating to each pending asset purchase agreement (e.g., whether or not there is an associated time brokerage agreement or similar agreement) and the provisions of Financial Interpretation No.  (“FIN”) 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,”, we may include: (1) the assets and liabilities, of the entity holding the assets to be acquired, in our consolidated balance sheet; and (2) the net revenues and station operating expenses, of the entity holding the assets to be acquired, in our consolidated statement of operations and consolidated statement of cash flows. More information on this interpretation by the Financial Accounting Standards Board (“FASB”) is described in Note 2 in the accompanying notes to the consolidated financial statements.

You should read the following discussion and analysis of our financial condition and results in conjunction with our consolidated financial statements and related notes included elsewhere in this report.  The following results of operations include a discussion of the year ended December 31, 2006 as compared to the year ended December 31, 2005 and a discussion of the year ended December 31, 2005 as compared to the year ended December 31, 2004. Our results of operations represent the operations of the radio stations owned or operated pursuant to time brokerage agreements during the relevant periods.

We evaluate net revenues, station operating expenses and operating income by comparing the performance of stations owned or operated by us throughout a relevant year to the performance of those same stations in the prior year whether or not owned or operated by us. Included in the comparisons that follow under the heading “Same Station Considerations” is summary information regarding significant contracts that: (1) relate to station operations; (2) have a significant effect on the net revenues and/or station operating expenses of a particular market; and (3) we account for as separate business units.  We use these comparisons to assess the performance of our operations by analyzing the effect of acquisitions and dispositions of stations and changes in status of significant contracts on net revenues and station operating expenses throughout the periods measured.

Results of Operations

Year ended December 31, 2006 compared to the year ended December 31, 2005

The following significant factors affected our results of operations for the year ended December 31, 2006 as compared to the prior year:

Acquisitions

•                  on December 29, 2006, we purchased WKAF-FM (formerly WILD-FM) in Boston, Massachusetts, which we began operating on August 21, 2006 under a time brokerage agreement by simulcasting the format of WAAF-FM (another radio station owned and operated by us in this market), that in 2006 increased station operating expenses;

•                  on November 1, 2006, we began operating radio stations in Austin, Texas, Cincinnati, Ohio (other than the radio station as described below that Cumulus Media Partners, LLC began operating on November 1, 2006 under a time brokerage agreement) and Memphis, Tennessee, under a time brokerage agreement with CBS Radio Stations Inc. (“CBS”), that in 2006 increased net revenues, station operating expenses and time brokerage agreement expense;

•                  on November 1, 2006, we began operating a radio station in Cincinnati, Ohio, under a time brokerage agreement with Cumulus Media Partners, LLC (“Cumulus”) and, on the same date, Cumulus began operating one of the radio stations in Cincinnati, Ohio that was included in the CBS time brokerage agreement described above, that in 2006 increased net revenues and station operating expenses; and

•                  on October 7, 2005, we acquired for $45.0 million three radio stations in Greenville, South Carolina, which in 2006 increased our net revenues, station operating expenses, depreciation and amortization, and interest expense.

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

Financing

•                  in 2006, we paid quarterly cash dividends to our shareholders in the collective amount of $60.4 million, which in 2006 increased our interest expense due to increased borrowings and increased borrowing costs under our senior credit facility to finance the payment of the dividends; and

•                  under our authorized share repurchase programs, we repurchased shares of our Class A common stock in the amount of $100.5 million in 2006 and in the amount of $188.4 million in 2005, which in 2006 increased our interest expense due to increased borrowings and increased borrowing costs under our senior credit facility to finance the repurchase of our stock.

Other

•                  we reflected $8.3 million in corporate general and administrative expenses related to a settlement with the NYAG and a reserve for an investigation by the FCC into sponsorship identification practices at several media companies;

•                  on January 1, 2006, we adopted a new accounting standard which required the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchase plan purchases based on estimated fair values, which in 2006 increased our station operating expenses and corporate general and administrative expenses; and

Net Revenues:

	December 31, 2006	December 31, 2005
	(dollars in millions)
Net Revenues	$440.5	$432.5
Amount of Change	$8.0
Percentage Change	1.8%

Contributing to our overall increase in net revenues was the commencement of certain radio station operations in the Austin, Memphis and Cincinnati markets on November 1, 2006 under time brokerage agreements and the acquisition of three Greenville radio stations in October 2005. This increase in net revenues was offset by decreases in net revenues for many radio stations, with the largest declines experienced in Denver, Indianapolis, Milwaukee and Norfolk.

Same Station Considerations:

•              Net revenues in 2006 would have been lower by $7.1 million if we had adjusted net revenues to give effect to acquisitions and dispositions of radio stations as of January 1, 2006.

•              Net revenues in 2005 would have been higher by $4.4 million if we had adjusted net revenues to give effect to acquisitions and dispositions of radio stations and significant contracts as of January 1, 2005.

Station Operating Expenses:

	December 31, 2006	December 31, 2005
	(dollars in millions)
Station Operating Expenses	$260.2	$248.2
Amount of Change	$12.0
Percentage Change	4.8%

The increase of $12.0 million in station operating expenses in 2006 was primarily due to: (1) the commencement of certain radio station operations in the Austin, Memphis and Cincinnati markets on November 1, 2006 under time brokerage agreements; (2) a correlating increase in station operating expenses associated with the net increase in net revenues as described under net revenues; (3) the acquisition in October 2005 of three stations in our Greenville market; and (4) the effects of inflation.

Same Station Considerations:

•              Station operating expenses for 2006 would have been lower by $5.8 million if we had adjusted station operating expenses to give effect to acquisitions and dispositions of radio stations as of January 1, 2006.

•              Station operating expenses for 2005 would have been higher by $2.4 million if we had adjusted station operating expenses to give effect to acquisitions and dispositions of radio stations and significant contracts as of January 1, 2005.

Depreciation And Amortization Expenses:

	December 31, 2006	December 31, 2005
	(dollars in millions)
Depreciation and Amortization Expenses	$15.8	$16.7
Amount of Change	$(0.9)
Percentage Change	(5.4)%

Depreciation and amortization expenses were higher in 2005 primarily due to the short amortization period of certain assets included in our Greenville, South Carolina acquisition in 2005.

Corporate General And Administrative Expenses:

	December 31, 2006	December 31, 2005
	(dollars in millions)
Corporate General and Administrative Expenses	$33.8	$18.9
Amount of Change	$14.9
Percentage Change	78.8%

The increase in corporate general and administrative expenses of $14.9 million was primarily due to: (1) an increase in costs of $9.4 million relating to an investigation by and settlement with the NYAG plus a reserve for an investigation by the FCC; (2) an increase in non-cash compensation expense of $3.4 million for the year ended December 31, 2006 in connection with the adoption on January 12, 2006 of SFAS No. 123R; (3) $1.2 million from the write-off of transaction costs during the first quarter of 2006 that were associated with an acquisition that did not materialize; and (4) the effects of inflation.

Non-cash compensation expense increased $3.4 million to $4.3 million for the year ended December 31, 2006 as compared to $0.9 million for the year ended December 31, 2005, primarily due to: (1) a change in our mix of equity awards issued during the second quarter of 2006 to our key employees by granting a combination of restricted stock units with service conditions and restricted stock units with service and market conditions, in lieu of stock options; and (2) the adoption on January 1, 2006 of SFAS No. 123R.

Operating Income:

	December 31, 2006	December 31, 2005
	(dollars in millions)
Operating Income	$126.6	$153.0
Amount of Change	$(26.4)
Percentage Change	(17.3)%

The decrease in operating income of $26.4 million was primarily due to: (1) an increase in station operating expenses of $12.0 million for the reasons described above under station operating expenses; (2) an increase in corporate general and administrative expenses of $14.9 million, due to the reasons described above under corporate general and administrative expenses; (3) a decrease in net gain on sale or disposal of assets of $7.2 million due to a net loss on sale or disposal of assets of $1.3 million for the year ended December 31, 2006 as compared to a net gain on sale or disposal of assets of $5.9 million for the year ended December 31, 2005, primarily due to the sale in 2005 of a radio station in Seattle that resulted in a gain on sale of assets of $5.5 million; and (4) an increase of $2.8 million in time brokerage agreement fees in connection with the commencement of operations of stations in Austin, Cincinnati and Memphis on November 1, 2006 under time brokerage agreements.

Same Station Considerations:

•              Operating income in 2006 would have been lower by $1.3 million if we had adjusted operating income to give effect to acquisitions and dispositions of radio stations (exclusive of depreciation and amortization expenses and time brokerage agreement fees).

•              Operating income in 2005 would have been higher by $2.0 million if we had adjusted operating income to give effect to acquisitions and dispositions of radio stations and significant contracts as of January 1, 2005 (exclusive of depreciation and amortization expenses where applicable).

Interest Expense:

	December 31, 2006	December 31, 2005
	(dollars in millions)
Interest Expense	$44.2	$29.9
Amount of Change	$14.3
Percentage Change	47.8%

The increase in interest expense of $14.3 million was primarily attributable to: (1) higher average outstanding debt under our senior credit agreement used to finance: (a) the repurchase of our Class A common stock in the amount of $100.5 million for the year ended December 31, 2006 and $188.4 million during the year ended December 31, 2005, under several stock repurchase programs; (b) quarterly dividend payments during the year ended December 31, 2006 in the aggregate of $60.4 million; and (c) an acquisition (net of a disposition) in the amount of $38.3 million in Greenville during the fourth quarter of 2005; and (2) higher interest rates and higher borrowing costs as a result of increased borrowing of debt during the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Income Before Income Taxes:

	December 31, 2006	December 31, 2005
	(dollars in millions)
Income Before Income Taxes	$83.7	$127.6
Amount of Change	$(43.9)
Percentage Change	(34.4)%

The decrease in income before income taxes of $43.9 million was mainly attributable to: (1) a decrease in operating income of $26.4 million to $126.6 million for the year ended December 31, 2006 from $153.0 million for the year ended December 31, 2005, due to the factors described above under operating income; (2) an increase in interest expense of $14.3 million to $44.2 million for the year ended December 31, 2006 from $29.9 million for the year ended December 31, 2005, for the reasons described above under interest expense; and (3) a decrease of $2.8 million in gain on investments due to the sale of certain investments during the year ended December 31, 2005.

Income Taxes:

	December 31, 2006	December 31, 2005
	(dollars in millions)
Income Tax	$35.7	$49.2
Amount of Change	$(13.5)
Percentage Change	(27.4)%

The decrease in income taxes of $13.5 million is primarily a result of a decrease in income before income taxes.  Income tax expense as a percentage of income before income taxes was 42.7% in 2006 as compared to 38.6% in 2005. The increase in our effective tax rate was primarily attributable to: (1) the impact of limitations on deductibility for tax purposes of certain expenses associated with a reserve for an investigation by the FCC; (2) the impact of limitations on deductibility for tax purposes of share-based compensation for certain key employees; and (3) an increase in our valuation allowances and contingencies. This increase was partially offset by: (a) changes in apportioned income to the states in which we operate; and (b) federal income tax credits from the effect of Hurricane Katrina. For the year ended December 31, 2006, the current and deferred portions of our income tax expense were $(0.3) million and $36.0 million, respectively.  For the year ended December 31, 2005, the current and deferred portions of our income tax expense were $11.8 million and $37.4 million, respectively.

We estimate that our annual tax rate for 2007, which may fluctuate from quarter to quarter, will not change materially from our tax rate in 2006. We estimate that our rate in 2007 will be affected primarily from: (i) adding facilities in states that on average have higher income tax rates than states in which we currently operate and its effect on previously reported temporary differences between the tax and financial reporting bases of our assets and liabilities; (ii) the effect of recording changes in our FIN 48 liabilities subsequent to adoption of FIN 48 on January 1, 2007; and (iii) the limitations on the deduction of certain non-cash compensation expense for certain key employees.  Our effective tax rate may also be materially impacted by: (1) changes in the level of income in any of our taxing jurisdictions; (2) changes in our estimate of uncertain tax positions in accordance with our adoption on January 1, 2007 of FIN 48; (3) regulatory changes in certain states in which we operate; (4) changes in the expected outcome of tax audits; (5) changes in the estimate of expenses that are not deductible for tax purposes; and (6) changes in the deferred tax valuation allowance.

Our net non-current deferred tax liabilities were $229.2 million and $192.8 million as of December 31, 2006 and December 31, 2005, respectively. The deferred tax liability primarily relates to differences between book and tax bases of our FCC licenses. Under the provisions of SFAS No. 142, we do not amortize our FCC licenses for financial statement purposes, but instead test them annually for impairment. As our FCC licenses continue to amortize for tax purposes, our deferred tax liability will increase over time. We do not expect the significant portion of our deferred tax liability to reverse over time unless: (1) our FCC licenses become impaired; or (2) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire Company in a taxable transaction.

Net Income:

	December 31, 2006	December 31, 2005
	(dollars in millions)
Net Income	$48.0	$78.4
Amount of Change	$(30.4)
Percentage Change	(38.8)%

The decrease in net income of $30.4 million was primarily attributable to the reasons described above under income before income taxes, net of income tax expense.

Year ended December 31, 2005 compared to the year ended December 31, 2004

Net Revenues:

	December 31, 2005	December 31, 2004
(dollars in millions)
Net Revenues	$432.5	$423.5
Amount of Change	+ $9.0
Percentage Change	+ 2.1%

Our Indianapolis radio stations, which we began operating on June 1, 2004 under a time brokerage agreement, together with certain stations in our Boston, Sacramento, Providence and Buffalo markets, contributed to our overall net revenues increase. Most of our radio stations realized an improvement in net revenues, which was partially offset by declines in a few of our radio stations.  Net revenue increases in 2005 were partially offset by: (1) our restructured agreement with the Seattle Seahawks, effective with the start of the 2005 National Football League season, which eliminated our sale of advertising time and our production of the games; (2) a reduction in political advertising in 2005 compared to 2004; and (3) early elimination in 2005 of the Boston Red Sox from post-season play with three post-season games as compared to 14 post-season games in 2004, that reduced the number of games available to sell advertising under our Boston Red Sox agreement.

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

Station Operating Expenses:

	December 31, 2005	December 31, 2004
(dollars in millions)
Station Operating Expenses	$248.2	$244.7
Amount of Change	+ $3.5
Percentage Change	+ 1.4%

The increase of $3.5 million in station operating expenses in 2005 was primarily due to: (1) an increase in the variable expenses associated with the increase in net revenues as described under net revenues; and (2) the effects of inflation.  Station operating expense increases in 2005 were partially offset by the restructuring of our agreement with the Seattle Seahawks, effective with the start of the 2005 National Football League season, that eliminated our production of the games and our sale of advertising time.

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

Depreciation and Amortization Expenses:

	December 31, 2005	December 31, 2004
(dollars in millions)
Depreciation and Amortization Expenses	$16.7	$15.9
Amount of Change	+ $0.8
Percentage Change	+ 5.0%

The increase in depreciation and amortization expense in 2005 was primarily attributable to the acquisition of radio station assets in the Greenville market in the fourth quarter of 2005 and in the Indianapolis, Buffalo, and Providence markets in the second and third quarters of 2004.

Corporate General and Administrative Expenses:

	December 31, 2005	December 31, 2004
(dollars in millions)
Corporate General and Administrative Expenses	$18.9	$15.7
Amount of Change	+ $3.2
Percentage Change	+ 20.4%

The increase in corporate general and administrative expenses in 2005, which includes non-cash compensation expense, was primarily attributable to legal expenses associated with complying with the New York Attorney General’s investigation of promotional practices involved in record companies’ dealings with radio stations (see Part I, Item 3, “Legal Proceedings,” for further discussion).

Non-cash compensation expense increased to $0.9 million for the year ended December 31, 2005 from $0.7 million for the year ended December 31, 2004.

Operating Income:

	December 31, 2005	December 31, 2004
(dollars in millions)
Operating Income	$153.0	$145.2
Amount of Change	+ $7.8
Percentage Change	+ 5.4%

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

Interest Expense:

	December 31, 2005	December 31, 2004
(dollars in millions)
Interest Expense	$29.9	$21.6
Amount of Change	+ $8.3
Percentage Change	+ 38.4%

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

Income Before Income Taxes:

	December 31, 2005	December 31, 2004
(dollars in millions)
Income Before Income Taxes	$127.6	$123.5
Amount of Change	+ $4.1
Percentage Change	+ 3.3%

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

Income Taxes:

	December 31, 2005	December 31, 2004
(dollars in millions)
Income Taxes	$49.2	$47.9
Amount of Change	+ $1.3
Percentage Change	+ 2.7%

The increase in income taxes in 2005 was a result of increased income before income taxes. Income tax expense as a percentage of income before income taxes was 38.6% in 2005 as compared to 38.8% in 2004. The current and deferred portions of our income tax expense were $11.8 million and $37.4 million, respectively, for 2005 as compared to $9.2 million and $38.7 million, respectively, for 2004.

Our deferred tax liabilities were $192.8 million and $155.9 million as of December 31, 2005 and 2004, respectively. The deferred tax liability primarily relates to differences between book and tax bases of our FCC licenses. In accordance with the adoption of SFAS No. 142, on January 1, 2002, we no longer amortize our FCC licenses for financial statement purposes, but instead test them annually for impairment. As our FCC licenses continue to amortize for tax purposes, our deferred tax liability will increase over time. We do not expect a significant portion of our deferred tax liability to reverse over time unless: (1) our FCC licenses become impaired; or (2) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire Company in a taxable transaction.

Net Income:

	December 31, 2005	December 31, 2004
(dollars in millions)
Net Income	$78.4	$75.6
Amount of Change	+ $2.8
Percentage Change	+ 3.7%

The increase in net income in 2005 was primarily attributable to the reasons described above under income before income taxes, net of income tax expense.

Liquidity And Capital Resources

Since we began our share repurchase initiative in May 2004, we have used a significant portion of our capital resources to repurchase shares of our Class A common stock (see Liquidity and Capital Resources - Share Repurchase Programs below). Generally, our acquisitions, share repurchases, reductions of our outstanding debt, dividends and other capital requirements are funded from one or a combination of the following sources: (1) our credit agreement; (2) internally generated cash flow; (3) the issuance and sale of securities; and (4) the swapping of our radio stations in transactions which may qualify as “like-kind” exchanges under Section 1031 of the Internal Revenue Code.

We have also used a portion of our capital resources to pay dividends in the aggregate amount of $60.4 million during the year ended December 31, 2006. Prior to the payment of our first quarterly dividend in March 2006 and since becoming a public company in January 1999, we had not declared any dividends on any class of our common stock. We expect to continue to declare and pay quarterly cash dividends.  Any payment of dividends in the future, however, will be at the discretion of the Board of Directors and will depend upon, among other factors, financial condition, capital requirements, level of indebtedness, contractual restrictions, including the provisions of our senior and subordinated debt, and other factors that the Board of Directors deems relevant or are required to consider. See Note 13 in the accompanying notes to the consolidated financial statements for declaration dates and other pertinent information.

Our Bank Revolver

On December 8, 2006, we entered into a second amendment to our Bank Revolver with a syndicate of banks that primarily provided for: (1) a modification to one of the Bank Revolver’s restrictive covenants that increased the maximum permitted Total Debt to Operating Cash Flow; and (2) an increase in the Bank Revolver to $900.0 million from $800.0 million.  On September 22, 2006, we entered into a first amendment to our Bank Revolver with a syndicate of banks that provided for the elimination of a restrictive covenant that would have required us to enter into certain interest rate transactions to hedge a portion of our variable rate debt.

On August 12, 2004, we entered into a bank credit agreement, or Bank Revolver, with a syndicate of banks, for a five-year senior secured revolving credit facility of $800.0 million. The Bank Revolver is secured by a pledge of 100% of the capital stock and other equity interest in all of our 100% owned subsidiaries. The Bank Revolver, as amended, requires us to comply with certain financial covenants and leverage ratios, which are defined terms within the agreement, including: (1) Total Debt to Operating Cash Flow, (2) Operating Cash Flow to Interest Expense, and (3) Operating Cash Flow to Fixed Charges. Upon the occurrence of certain events, our interest rate can increase to: (a) a maximum of the Eurodollar rate plus 1.50%; or, (b) the greater of prime rate plus 0.50% or the federal funds rate plus 1.0%. The interest payable on the Eurodollar rate is payable at the end of the selected duration. We also pay a commitment fee that varies depending on certain financial covenants and the amount of the unused commitment, to a maximum of 0.375% per annum, on the average unused balance of the Bank Revolver.  Management believes we are in compliance with all financial covenants and leverage ratios and all other terms of the Bank Revolver.

Closing on any pending transactions, as described below under Liquidity, is conditioned on compliance under the Bank Revolver at the time of closing.

Our Senior Subordinated Notes

On March 5, 2002, we issued $150.0 million of 7.625% Senior Subordinated Notes (the “Notes”) due March 1, 2014, and we received net proceeds of $145.7 million.  Interest on the Notes, which are in denominations of $1,000 each, accrues at the rate of 7.625% per annum and is payable semi-annually in arrears on March 1 and September 1. We may redeem the Notes on and after March 1, 2007 at an initial redemption price of 103.813% of their principal amount plus accrued interest. The Notes are unsecured and rank junior to our senior indebtedness. Our Senior Subordinated Notes also require us to comply with certain covenants that limit, among other things, our ability to incur indebtedness and to make certain payments. The covenants under the Senior Subordinated Notes, in general, are less restrictive than the covenants under the Bank Revolver.

Liquidity

Our liquidity requirements are for working capital and general corporate purposes, including capital expenditures, and any one or more of the following: repurchases of our Class A common stock, dividends and acquisitions. During the year ended December 31, 2006, we paid $0.3 million in income taxes that primarily included certain estimated state taxes for 2006. This amount was significantly less than the amount paid for the year ended December 31, 2005 of $12.5 million, as payments from the year ended December 31, 2005 in the amount of $6.9 million were available to be used as prepayments against federal and certain state income taxes in 2006. In 2007, we expect to benefit from the tax deductions for depreciation and amortization on assets to be acquired in 2007 under the pending transactions. Accordingly, these tax benefits will significantly reduce the amount of quarterly estimated federal and state income tax payments we expect to make in 2007 based upon projected quarterly taxable income. Capital expenditures for the year ended December 31, 2006 were $13.7 as compared to $12.7 million in 2005 and $9.6 million in 2004. We anticipate that capital expenditures in 2007 will consist of: (1) between $6.0 million and $7.0 million incurred during the ordinary course of business and for the conversion of our remaining FM stations to digital radio; and (2) between $7.0 million and $9.0 million primarily for: (a) the consolidation and/or relocation of studio and office facilities in the markets in common with the stations to be acquired under pending transactions; and (b) the construction of new studio and office facilities in New Orleans as a result of the forced relocation from the effects of Hurricane Katrina.

As of December 31, 2006, we had credit available of $373.2 million under the Bank Revolver, subject to compliance with the covenants under the Bank Revolver at the time of borrowing.  As of December 31, 2006, we had $10.8 million in cash and cash equivalents. During the year ended December 31, 2006, we increased our net outstanding debt by $99.0 million, primarily to help fund our repurchase of shares in the amount of $100.5 million, to pay dividends of $60.4 million to shareholders, and to acquire a radio station in Boston, Massachusetts, for $30.0 million in December 2006.  As of December 31, 2006, we had outstanding $677.0 million in senior debt, including: (1) $526.0 million under our Bank Revolver; (2) $0.8 million in a letter of credit; and (3) $150.0 million in Senior Subordinated Notes.  Due to the cash required for the closing on the pending transactions described below, we expect that in 2007, our outstanding debt will increase and our available credit under our Bank Revolver will decrease.

We may seek to obtain other funding or additional financing from time to time. We believe that cash on hand and cash from operating activities, together with available borrowings under the Bank Revolver, will be sufficient to permit us to meet our liquidity requirements for the foreseeable future, including cash to fund our operations and any pending acquisitions, authorized repurchases of our stock and any declared dividends. We intend to finance the pending acquisitions as described in the accompanying consolidated notes to the financial statements, primarily from available borrowings under the Bank Revolver. Our Bank Revolver requires that, at the time of closing on acquisitions, we must be in compliance with the terms of the Bank Revolver. We believe that we will maintain compliance with the terms of our Bank Revolver. If we are not in compliance, there can be no assurance that we will be successful in amending the Bank Revolver, in entering into a new credit agreement or in obtaining additional financing or that we will be able to obtain such financing on terms acceptable to us, which could delay or impair our efforts to consummate future acquisitions. Failure to comply with our financial covenants or other terms of the Bank Revolver could result in the acceleration of the maturity of our outstanding debt.

Operating Activities

Net cash flows provided by operating activities were $101.6 million for the year ended December 31, 2006 as compared to $136.6 million for the year ended December 31, 2005.  The decrease in 2006 was mainly attributable to: (1) a decrease in net income of $18.7 million (net of gain or loss on sale or disposal of assets and non-cash stock-based compensation expense) to $48.0 million for the year ended December 31, 2006 from $78.4 million for the year ended December 31, 2005; and (2) an increase in working capital requirements of $14.6 million that was primarily due to an increase in accounts receivable as a result of the commencement of new station operations in several markets.

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

Investing Activities

Net cash flows used in investing activities were $45.1 million for the year ended December 31, 2006, as compared to $38.6 million and $107.9 million for the years ended December 31, 2005 and 2004, respectively.  The net cash flows used in investing activities for the year ended December 31, 2006 reflect purchases of radio station assets of $30.0 million compared to $45.1 million and $98.8 million for the years ended December 31, 2005 and 2004, respectively.  The net cash flows used in investing activities for the year ended December 31, 2005 are offset by: (1) $14.3 million from the sale of property, equipment, intangibles and other assets; and (2) $6.0 million from the sale of investments.

Financing Activities

 Net cash flows used in financing activities were $61.7 million for the year ended December 31, 2006, compared to net cash flows used in financing activities of $93.7 million and $27.6 million for the years ended December 31, 2005 and 2004, respectively. The net cash flows used in financing activities for the year ended December 31, 2006 reflect (1) the repurchase of $100.5 million of our Class A common stock; (2) a net increase in outstanding indebtedness of $99.0 million; and (3) the payment of $60.4 million in dividends to shareholders. The net cash flows used in financing activities for the year ended December 31, 2005 reflect the repurchase of  $188.4 million of our Class A common stock and a net increase in outstanding indebtedness of $94.0 million. The net cash flows used in financing activities for the year ended December 31, 2004 reflect: (1) the repurchase of $115.9 million of our Class A common stock; (2) a net increase in outstanding indebtedness of $89.2 million; and (3) deferred financing expense of $4.2 million related to our new credit facility.

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

Share Repurchase Programs

On May 8, 2006, December 13, 2005, March 17, 2005, November 1, 2004, and May 13, 2004, our Board of Directors authorized one-year share repurchase programs of up to $100.0 million of our Class A common stock for each program.  Under these repurchase programs, we repurchased and immediately retired: (1) in 2006, 3.5 million shares for an aggregate of $100.5 million at an average price of $28.98 per share; (2) in 2005, 5.8 million shares for an aggregate of $188.4 million at an average price of $32.51 per share; and (3) in 2004, 3.0 million shares for an aggregate of $115.9 million at an average price of $38.54 per share. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or from time to time without prior notice. As of February 15, 2007, $95.2 million remained authorized as available for repurchase. We expect to use cash available under our Bank Revolver and internally generated cash flow as a source of funds to repurchase shares under the remaining program.

Contractual Obligations

The following table reflects a summary of our contractual obligations as of December 31, 2006:

	Payments due by period
		Less than	1 to 3	3 to 5	More Than 5
Contractual Obligations:	Total	1 year	years	years	5 years
		(amounts in thousands)

Long-term debt obligations (1)	$845,382	$44,962	$602,667	$22,871	$174,882
Operating lease obligations	68,092	10,947	21,152	13,640	22,353
Purchase obligations (2)	539,168	335,764	74,518	39,197	89,689
Other long-term liabilities (3)	237,621	169	826	1,109	235,517
Total	$1,690,263	$391,842	$699,163	$76,817	$522,441

(1)                                  (a)   The maturity on our Bank Revolver, with outstanding debt in the amount of $526.0 million as of December 31, 2006, could be accelerated if we do not maintain certain covenants. The above table includes projected interest expense under the remaining term of the agreement.

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

(b) We have cash obligations of $267.8 million to acquire the assets of 16 radio stations under several pending asset purchase agreements in the following markets: Cincinnati, Ohio; Austin, Texas; Memphis, Tennessee; Rochester, New York; and Springfield, Massachusetts. We also have obligations to exchange assets in several markets under two exchange agreements for which an exchange value is dependent upon an appraisal of the assets and which appraisal is not available at this time. We do not expect that closing on these exchange transaction will require the use of cash.

(c) We have liabilities of $2.1 million related to: (i) construction obligations of $1.1 million in connection with the relocation and consolidation of certain of our studio facilities; (ii) our obligation of $0.8 million to provide a letter of credit; and (iii) an obligation of $0.2 million to increase our interest in partnerships carried as investments.

(d) In addition to the above, we have purchase obligations of $265.6 million that primarily include contracts for on-air personalities, sports programming rights, ratings services, music licensing fees, television advertising, equipment maintenance and certain other operating contracts.

(3)                                  Included within total other long-term liabilities of $237.6 million are deferred income tax liabilities of $229.2 million that are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax liabilities may vary according to changes in tax laws, tax rates and our operating results. As a result, it is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities have been reflected in the above table in the column labeled as  “More Than 5 Years.”

Off-Balance Sheet Arrangements

We utilize letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under our credit facility. An outstanding letter of credit of $0.8 million as of December 31, 2006 was immaterial.

We enter into interest rate swap contracts to hedge a portion of our variable rate debt. See Note 9 in the accompanying notes to the consolidated financial statements for a detailed discussion of our derivative instruments.

Under our currently pending transactions to acquire and dispose of radio station assets, we determined that FIN 46R was not applicable as of December 31, 2006.

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at December 31, 2006. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We do not have any other off-balance sheet arrangements as of December 31, 2006.

Recently Issued Pronouncements

FAS No. 157

On September 15, 2006, the FASB issued Financial Accounting Standard (“FAS”) No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 will be effective for us as of January 1, 2008. We are currently evaluating SFAS No. 157 and its effect on our financial position, results of operations or cash flows.

SAB No. 108

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 was effective for us in our fourth quarter of 2006. The adoption of SAB No. 108 did not have a material effect on our financial position, results of operations or cash flows.

FIN 48

On July 13, 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” which provides guidance on the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions that a company has taken or expects to take on a tax return.  Under FIN 48, financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts.  The interpretation also revises the disclosure requirements and is effective for us as of January 1, 2007.

We are in the process of completing our initial evaluation of FIN 48 and its effect on our financial position, results of operations and cash flows upon adoption on January 1, 2007.  Subject to any changes to the facts and circumstances used in our evaluation, we expect that the FIN 48 liability, inclusive of previous tax contingencies, will be between $3.5 million to $4.5 million, which amount will be reflected in the consolidated balance sheet as a long-term tax liability as of March 31, 2007. As a result of an increase on January 1, 2007 in liabilities primarily comprised of interest and penalties, approximately $2.0 million to $3.0 million in expense (net of taxes) will be recorded as a cumulative effect of accounting change in our consolidated statement of operations for the quarter ended March 31, 2007. Any change in future period liabilities from interest and penalties, will be reflected in the consolidated statement of operations as an adjustment to income tax expense rather than as an expense that would precede income before income taxes. We will review our estimates on a quarterly basis and any change in our FIN 48 liabilities will result as an adjustment to our income tax expense in the consolidated statement of operations in each period measured. We anticipate that there will be no immediate impact on our cash flows.

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

SFAS No. 154

On June 1, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which required entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20 (“APB Opinion No. 20”), “Accounting Changes,” which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error.  In addition, another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate.  Under APB Opinion No. 20, such a change would have been reported as a change in accounting principle.  SFAS No. 154 applies to accounting changes and error corrections that were made by us beginning January 1, 2006.  The adoption of SFAS No. 154 did not have a material effect on our financial position, results of operations or cash flows.

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

Revenue Recognition

We recognize revenue from the sale of commercial broadcast time to advertisers when the commercials are broadcast, subject to meeting certain conditions such as persuasive evidence that an arrangement exists, the price is fixed and determinable and collection is reasonably assured. These criteria are generally met at the time an advertisement is broadcast, and the revenue is recorded net of advertising agency commission. Based upon past experience, the use of these criteria has been a reliable method to recognize revenues.

Allowance For Doubtful Accounts

We must make an estimated allowance for doubtful accounts for estimated losses resulting from our customers’ inability to make payments to us. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness, the economic conditions of the customer’s industry, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our historical estimates have been a reliable method to estimate future allowances. Our historical reserves have averaged less than 4.0% of our outstanding receivables. If the financial condition of our customers or markets were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances could be required. The effect of a 1% increase in our outstanding accounts receivable allowance as of December 31, 2006, would result in a decrease in net income of $0.6 million, net of taxes (a decrease in net income per common share - diluted of $0.01), for the year ended December 31, 2006.

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets.  As of December 31, 2006, we had recorded approximately $1.5 billion in radio broadcasting licenses and goodwill, which represented approximately 87.0% of our total assets. In assessing the recoverability of these assets, we must conduct annual impairment testing required by SFAS No. 142 and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value.  We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value contains assumptions incorporating variables that are based on past experiences and judgments about future performance of our stations. These variables include but are not limited to: (1) the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcasting licenses and goodwill assets.

Contingencies And Litigation

On an on-going basis, we evaluate our exposure related to contingencies and litigation and record a liability when available information indicates that a liability is probable and estimable. We also disclose significant matters that are reasonably possible to result in a loss or are probable but not estimable.

Estimation Of Our Tax Rates

Significant management judgment is required in determining our provision for income taxes, income tax liabilities, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We evaluate our tax rates regularly and adjust rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which we operate, among other factors.

Tax contingencies are also recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. To the extent that we establish a reserve, our provision for income taxes is increased. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary.  When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining if a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. We believe our estimates of the value of our tax contingencies and valuation allowances are critical accounting estimates as they contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued.  In past years, our estimate of our tax rate has varied from 37.5% to 42.7%.

The effect of a 1% increase in our estimated tax rate as of December 31, 2006, would result in an increase in income tax expense of $0.8 million and a decrease in net income of $0.8 million (net income per common share - diluted of $0.02) for the year ended December 31, 2006.

Valuation Of Share Based Compensation

We determine the fair value of restricted stock units with service and market conditions using a Monte Carlo simulation model. The fair value is based on the use of certain assumptions regarding a number of highly complex and subjective variables.  If other reasonable assumptions were used, the results could differ.

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

Intangibles

As of December 31, 2006, approximately 87.0% of our total assets consisted of radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate the radio stations without the related FCC license for each station.  FCC licenses are subject to renewal every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. Subject to delays in processing by the FCC, historically, all of our licenses have been renewed at the end of their respective eight-year periods, and we expect that all licenses will continue to be renewed in the future. (See Part I, Item 1A, “Risk Factors,” for a discussion of the risks associated with the renewal of licenses.)

Inflation

Inflation has affected our performance in terms of higher costs for radio station operating expenses, including wages and equipment.  The exact impact cannot be reasonably determined.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our variable rate Bank Revolver. Under certain covenants that are measured periodically, we may be required from time to time to protect ourselves from interest rate fluctuations through the use of derivative rate hedging instruments.  If the borrowing rates under LIBOR were to increase 1% above the rates as of December 31, 2006, our interest expense under our Bank Revolver would increase by approximately $5.0 million on an annual basis, including any interest expense associated with the use of outstanding derivative rate hedging instruments. We do not have interest rate risk related to our Senior Subordinated Notes, which have a fixed interest rate of 7.625%.

As of December 31, 2006, we had a derivative rate hedging transaction in place for a notional amount of $30.0 million that effectively fixes LIBOR at 5.8% and expires in 2008.  The fair value of the rate hedging transaction at December 31, 2006, based upon current market rates, is included as derivative instruments in other long-term liabilities according to the maturity date of the instrument. Our rate hedging transaction is tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The fair value of the hedging transaction is affected by a combination of several factors, including the change in the three-month LIBOR rate and the forward interest rate to maturity.  Any increase in the three-month LIBOR rate and/or the forward interest rate to maturity results in a more favorable valuation, while any decrease in the three-month LIBOR rate and/or forward interest rate to maturity results in a less favorable valuation. Our derivative instrument liability as of December 31, 2006 was $0.2 million, which represented a decrease of $0.5 million from the balance as of December 31, 2005. This decrease was due primarily to: (1) an increase in the forward interest rates to maturity; and (2) a decrease of one year in the remaining period of our outstanding hedge.

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

See also additional disclosures regarding liquidity and capital resources made under Part II, Item 7 above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with related notes and the report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, are set forth on the pages indicated in Part IV, Item 15.

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

We carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2006.  Based on the foregoing, our President/Chief Executive Officer and Executive Vice President/Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s Report On Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•                  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•                  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•                  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management has used the framework set forth in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

David J. Field, President and Chief Executive Officer

Stephen F. Fisher, Executive Vice President and Chief Financial Officer

ITEM 9B.                    OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2007 Annual Meeting of Shareholders, which we expect to file with the Securities Exchange Commission prior to March 20, 2007.

ITEM 11.                      EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2007 Annual Meeting of Shareholders, which we expect to file with the Securities Exchange Commission prior to March 20, 2007.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2007 Annual Meeting of Shareholders, which we expect to file with the Securities Exchange Commission prior to March 20, 2007.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2007 Annual Meeting of Shareholders, which we expect to file with the Securities Exchange Commission prior to March 20, 2007.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2007 Annual Meeting of Shareholders, which we expect to file with the Securities Exchange Commission prior to March 20, 2007.

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
10.05

First Amended and Restated Credit Agreement dated as of August 12, 2004 among Entercom Radio, LLC as the Borrower, Entercom Communications Corp., as the Parent, KeyBank National Association as Administrative Agent and L/C Issuer, Bank of America, N.A. as Syndication Agent, Harris Nesbitt, JPMorgan Chase Bank and Suntrust Bank as Co-Documentation Agents and J.P. Morgan Securities Inc., as Joint Lead Arranger and Joint Book Manager. (6)

10.06

First Amendment To First Amended And Restated Credit Agreement dated as of September 22, 2006, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, KeyBank National Association as Administrative Agent and L/C Issuer Bank of America, N.A. as Syndication Agent and certain the other Lenders parties. (7) (Originally filed as Exhibit 10.03)

10.07

Second Amendment To First Amended And Restated Credit Agreement dated as of December 8, 2006, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, KeyBank National Association as Administrative Agent and L/C Issuer Bank of America, N.A. as Syndication Agent and certain the other Lenders parties. (8)

10.08

Asset Purchase Agreement dated as of August 18, 2006 among CBS Radio Stations, Inc., Texas CBS Radio, L.P. and CBS Radio, Inc. of Illinois and Entercom Communications Corp. (7) (Originally filed as Exhibit 10.01)

10.09	Asset Purchase Agreement dated as of August 18, 2006 between CBS Radio Stations, Inc. and Entercom Communications Corp. (7) (Originally filed as Exhibit 10.02)
21.01	Information Regarding Subsidiaries of Entercom Communications Corp. (8)
23.01	Consent of PricewaterhouseCoopers LLP. (8)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (8)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (8)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (9)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (9)

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

(7)                                  Incorporated by reference to an exhibit (as indicated above) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as filed on November 6, 2006.

(8)                                  Filed herewith.

(9)                                  These exhibits are submitted as “accompanying” this Annual Report on Form 10-K and shall not be deemed to be “filed” as part of such Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Entercom Communications Corp.:

We have completed integrated audits of Entercom Communications Corp.’s December 31, 2006, 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Entercom Communications Corp. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

February 27, 2007

CONSOLIDATED FINANCIAL STATEMENTS OF ENTERCOM COMMUNICATIONS CORP.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

(amounts in thousands)

ASSETS

	December 31,
	2006	2005
CURRENT ASSETS:
Cash and cash equivalents	$10,795	$16,071
Accounts receivable, net of allowance for doubtful accounts of $3,009 in 2006 and $3,514 in 2005	90,263	76,927
Prepaid expenses and deposits	6,575	6,521
Prepaid and refundable income taxes	7,325	6,362
Deferred tax assets	3,383	3,002
Total current assets	118,341	108,883

INVESTMENTS	4,867	6,251

PROPERTY AND EQUIPMENT:
Land, land easements and land improvements	14,514	14,510
Building	21,186	14,462
Equipment	112,020	107,626
Furniture and fixtures	14,949	14,668
Leasehold improvements	15,528	15,098
	178,197	166,364
Accumulated depreciation and amortization	(93,408)	(81,604)
	84,789	84,760
Capital improvements in progress	3,243	6,052

Net property and equipment	88,032	90,812

RADIO BROADCASTING LICENSES	1,351,389	1,321,598

GOODWILL	157,242	157,227

DEFERRED CHARGES AND OTHER ASSETS
Net of accumulated amortization of $14,780 in 2006 and $12,682 in 2005	13,387	12,987
TOTAL	$1,733,25	$1,697,758

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

(amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,
	2006	2005
CURRENT LIABILITIES:
Accounts payable	$1,239	$1,326
Accrued expenses	22,612	19,240
Accrued liabilities:
Salaries	8,097	7,076
Interest	4,661	4,438
Advertiser obligations and other commitments	1,788	1,670
Other	3,909	1,188
Current portion of long-term debt	20	19
Total current liabilities	42,326	34,957

LONG-TERM LIABILITIES:
Senior debt	526,219	427,240
7.625% Senior Subordinated Notes	150,000	150,000
Deferred tax liabilities	229,205	192,783
Other long-term liabilities	8,416	7,063
Total long-term liabilities	913,840	777,086

Total liabilities	956,166	812,043

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock $.01 par value; authorized 25,000,000 shares; none issued	—	—
Class A common stock $.01 par value; voting; authorized 200,000,000 shares; issued and outstanding 32,379,345 in 2006 and 34,610,114 in 2005	324	346
Class B common stock $.01 par value; voting; authorized 75,000,000 shares; issued and outstanding 8,046,805 in 2006 and 8,271,805 in 2005	80	82
Class C common stock $.01 par value; nonvoting; authorized 50,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	641,889	738,384
Retained earnings	134,655	148,141
Unearned compensation for unvested shares of restricted stock	—	(2,242)
Accumulated other comprehensive income	144	1,004

Total shareholders’ equity	777,092	885,715

TOTAL	$1,733,258	$1,697,758

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(amounts in thousands, except share and per share data)

	Years Ended December 31,
	2006	2005	2004

NET REVENUES	$440,485	$432,520	$423,455

OPERATING (INCOME) EXPENSE:
Station operating expenses, including non-cash compensation expense of $1,161 in 2006	260,242	248,202	244,674
Expenses related to a natural disaster	—	1,697	—
Depreciation and amortization	15,823	16,671	15,872
Corporate general and administrative expenses, including non-cash compensation expense of $4,283 in 2006, $873 in 2005 and $657 in 2004	33,794	18,868	15,711
Net time brokerage agreement (income) fees	2,766	(13)	781
Net (gain) loss on sale of assets	1,280	(5,873)	1,221
Total operating expenses	313,905	279,552	278,259
OPERATING INCOME	126,580	152,968	145,196

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing costs of $1,340 in 2006, $1,315 in 2005 and $1,117 in 2004	44,173	29,925	21,560
Interest income and dividend income from investments	(823)	(396)	(235)
Loss on extinguishment of debt	—	—	1,387
Net gain on derivative instruments	(446)	(1,327)	(1,215)
Net (gain) loss on investments	—	(2,819)	176
TOTAL OTHER EXPENSE	42,904	25,383	21,673

INCOME BEFORE INCOME TAXES	83,676	127,585	123,523
INCOME TAXES	35,695	49,224	47,889
NET INCOME	$47,981	$78,361	$75,634

NET INCOME PER COMMON SHARE - BASIC	$1.20	$1.70	$1.51

NET INCOME PER COMMON SHARE - DILUTED	$1.19	$1.70	$1.50

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$1.52	$—	$—

WEIGHTED AVERAGE SHARES:
Basic	39,972,793	46,045,438	50,215,142
Diluted	40,204,738	46,221,452	50,534,276

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(amounts in thousands)

	Years Ended December 31,
	2006	2005	2004

NET INCOME	$47,981	$78,361	$75,634

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX PROVISION OR BENEFIT:

Net unrealized gain (loss) on investments, net of tax benefit of $545 in 2006 and $1,120 in 2005 and tax provision of $183 in 2004	(860)	(1,773)	289

COMPREHENSIVE INCOME	$47,121	$76,588	$75,923

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(amounts in thousands, except share data)

								Accumulated
								Other
								Compre-
	Common Stock				Additional	Retained	Unearned	hensive
	Class A		Class B		Paid-in	Earnings	Compen-	Income
	Shares	Amount	Shares	Amount	Capital	(Deficit)	sation	(Loss)	Total

Balance, December 31, 2003	43,019,311	$430	8,441,905	$84	$1,035,151	$(5,854)	$(689)	$2,488	$1,031,610
Net income	—	—	—	—	—	75,634	—	—	75,634
Conversion of Class B common stock to Class A common stock	170,100	2	(170,100)	(2)	—	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	2	—	—	—	2
Compensation expense related to granting of restricted stock	70,624	1	—	—	2,818	—	(2,164)	—	655
Issuance of Class A common stock related to an incentive plan	18,134	—	—	—	576	—	—	—	576
Exercise of stock options	93,816	1	—	—	3,229	—	—	—	3,230
Class A common stock repurchase	(3,007,900)	(30)	—	—	(115,893)	—	—	—	(115,923)
Net unrealized gain on investments	—	—	—	—	—	—	—	289	289
Balance, December 31, 2004	40,364,085	404	8,271,805	82	925,883	69,780	(2,853)	2,777	996,073
Net income	—	—	—	—	—	78,361	—	—	78,361
Compensation expense valuation adjustment for restricted stock issued in 2004	—	—	—	—	(204)	—	204	—	—
Compensation expense related to granting of restricted stock	15,015	—	—	—	466	—	407	—	873
Tax benefit adjustment related to the issuance of restricted stock	—	—	—	—	251	—	—	—	251
Issuance of Class A common stock related to an incentive plan	18,540	—	—	—	509	—	—	—	509
Exercise of stock options	5,874	—	—	—	175	—	—	—	175
Tax benefit adjustment related to option exercises	—	—	—	—	(391)	—	—	—	(391)
Class A common stock repurchase	(5,793,400)	(58)	—	—	(188,305)	—	—	—	(188,363)
Net unrealized loss on investments	—	—	—	—	—	—	—	(1,773)	(1,773)
Balance, December 31, 2005	34,610,114	346	8,271,805	82	738,384	148,141	(2,242)	1,004	885,715
Net income	—	—	—	—	—	47,981	—	—	47,981
Reclassification of unearned compensation	—	—	—	—	(2,242)	—	2,242	—	—
Conversion of Class B common stock to Class A common stock	225,000	2	(225,000)	(2)	—	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	115	—	—	—	115
Compensation expense related to granting of restricted stock	969,501	11	—	—	4,977	—	—	—	4,988
Issuance of Class A common stock related to an incentive plan	21,696	—	—	—	579	—	—	—	579
Exercise of stock options	21,334	—	—	—	540	—	—	—	540

Class A common stock repurchase	(3,468,300)	(35)	—	—	(100,464)	—	—	—	(100,499)
Payments of dividends of $1.52 per common share	—	—	—	—	—	(60,448)	—	—	(60,448)
Accrued dividends on restricted stock units	—	—	—	—	—	(1,019)	—	—	(1,019)
Net unrealized loss on investments	—	—	—	—	—	—	—	(860)	(860)
Balance, December 31, 2006	32,379,345	$324	8,046,805	$80	$641,889	$134,655	$—	$144	$777,092

See notes to consolidated financial statements.

ENTERCOM COMMUNICATION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(amounts in thousands)

	Years Ended December 31,
	2006	2005	2004

OPERATING ACTIVITIES:
Net income	$47,981	$78,361	$75,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes amortization of station operating expenses of $9 in 2006 and 2005 and $7 in 2004)	15,832	16,681	15,879
Amortization of deferred financing costs	1,340	1,315	1,117
Deferred taxes	35,975	37,386	38,703
Tax benefit on exercise of options	18	12	515
Provision for bad debts	2,745	3,403	3,317
Net (gain) loss on sale or disposal of assets	1,280	(5,873)	1,221
Non-cash stock-based compensation expense	5,444	873	657
Net (gain) loss on investments	—	(2,819)	176
Net gain on derivative instruments	(446)	(1,327)	(1,215)
Deferred rent	166	765	426
Unearned revenue - long-term	(37)	355	—
Loss on extinguishment of debt	—	—	1,387
Deferred compensation	764	588	232
Loss from natural disaster	—	1,697	—
Changes in assets and liabilities (net of effects of acquisitions and dispositions in all years and the effect of deconsolidation activities in 2004):
Accounts receivable	(16,072)	(2,739)	(2,248)
Prepaid expenses and deposits	(54)	(1,809)	(492)
Prepaid and refundable income taxes	(963)	(892)	(2,511)
Accounts payable and accrued liabilities	7,610	10,575	(1,316)
Net cash provided by operating activities	101,583	136,552	131,482

INVESTING ACTIVITIES:
Additions to property and equipment	(13,713)	(12,671)	(9,624)
Proceeds from sale of property, equipment, intangibles and other assets	337	14,290	1,144
Purchases of radio station assets	(30,004)	(45,091)	(98,803)
Deferred charges and other assets	(491)	(211)	(1,237)
Purchases of investments	(50)	(76)	(122)
Proceeds from investments	29	6,041	456
Station acquisition deposits and costs	(1,254)	(900)	275
Net cash used in investing activities	(45,146)	(38,618)	(107,911)

FINANCING ACTIVITIES:
Deferred financing expenses related to bank facility and senior subordinated debt	(762)	—	(4,220)
Proceeds from issuance of long-term debt	167,000	204,500	474,500
Payments of long-term debt	(68,019)	(110,518)	(385,267)
Purchase of the Company’s Class A common stock	(100,499)	(188,363)	(115,923)
Proceeds from issuance of employee plan stock	493	509	576
Proceeds from the exercise of stock options	522	163	2,715
Payments of dividends	(60,448)	—	—
Net cash used in financing activities	(61,713)	(93,709)	(27,619)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,276)	4,225	(4,048)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	16,071	11,844	15,894
CASH ADJUSTMENT FOR DECONSOLIDATED SUBSIDIARIES	—	2	(2)
CASH AND CASH EQUIVALENTS, END OF YEAR	$10,795	$16,071	$11,844

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(amounts in thousands)

	Years Ended December 31,
	2006	2005	2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$42,650	$28,540	$20,449
Income taxes paid	$302	$12,549	$11,630
Dividends paid	$60,448	$—	$—

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES -

In connection with the issuance of certain awards of restricted stock units (net of forfeitures and valuation adjustments from previous awards of restricted stock) for 969,501, 15,015 and 70,624 shares of Class A common stock for the years ended December 31, 2006, 2005 and 2004, respectively, the Company increased its additional paid-in-capital by $16.4 million, $0.3 million and $2.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In connection with the acquisition or exchange of tangible assets, the non-cash portion of assets recorded was  $383 and $756 for the years ended December 31, 2005 and 2004, respectively.

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             BASIS OF PRESENTATION AND ORGANIZATION

Nature Of Business — Entercom Communications Corp. (the “Company”) is a radio broadcasting company operating one reportable business segment whose business is devoted to acquiring, developing and operating radio broadcast properties throughout the United States. The segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance. The Company operates in excess of 100 radio stations in 23 markets including San Francisco, Boston, Seattle, Denver, Sacramento, Portland, Kansas City, Indianapolis, Milwaukee, Austin, Norfolk, Buffalo, New Orleans, Providence, Memphis, Greensboro, Rochester, Greenville/Spartanburg, Madison, Wichita, Wilkes-Barre/Scranton, Springfield and Gainesville/Ocala. On January 17, 2007, the Company entered into an asset exchange agreement pursuant to which the Company began operations on February 26, 2007 in a new radio market, San Francisco, California and exited an existing radio market, Cincinnati, Ohio.

2.             SIGNIFICANT ACCOUNTING POLICIES

Principles Of Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are 100% owned. All inter-company transactions and balances have been eliminated in consolidation.  The Company also considers the applicability of Financial Accounting Standards Board (“FASB”) Financial Interpretation No. (“FIN”) 46R (as revised), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which would include any variable interest entities that are required to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. A variable interest entity is an entity for which the primary beneficiary’s interest in the entity can change with changes in factors other than the amount of investment in the entity. From time to time, the Company enters into time brokerage agreements in connection with pending acquisitions or dispositions of radio stations and the requirements of FIN 46R may apply, depending on the facts and circumstances related to each transaction. As of December 31, 2006, FIN 46 did not apply to any of the Company’s pending transactions.

Management’s Use Of Estimates — The preparation of consolidated financial statements, in accordance with generally accepted accounting principles, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Income Taxes — The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the liability method of accounting for deferred income taxes.  Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded for a net deferred income tax asset balance when it is more likely than not that the benefits of the tax asset will not be realized (see Note 7).  For a discussion of Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” which is effective for the Company as of January 1, 2007, see Note 2, Significant Accounting Policies - Recent Accounting Pronouncements.

Property And Equipment — Property and equipment are carried at cost. Major additions or improvements are capitalized, while repairs and maintenance are charged to expense when incurred. Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is recognized in the statement of operations. On a continuing basis, the Company reviews the carrying value of property and equipment for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  If events or changes in circumstances were to indicate that an asset’s carrying value is not recoverable, a write-down of the asset would be recorded through a charge to operations.

Depreciation and amortization on property and equipment is determined on a straight-line basis. The estimated useful lives for depreciation are as follows:

Land improvements	10-15 years
Building	20 years
Equipment	3-20 years
Furniture and fixtures	5-10 years
Leasehold improvements	Shorter of economic life or lease term

For the years ended December 31, 2006, 2005 and 2004, the depreciation and amortization expense for property and equipment was $15.1 million, $15.0 million and $14.5 million, respectively. In connection with the relocation and consolidation of studio facilities in two markets, as of December 31, 2006, the Company has construction commitments outstanding that total $1.1 million.

Revenue Recognition — Revenue from the sale of commercial broadcast time to advertisers is recognized when the commercials are broadcast. Revenues presented in the financial statements are reflected on a net basis, after the deduction of advertising agency fees by the advertising agencies, usually at a rate of 15% of gross revenues. Promotional fees are recognized as services are rendered.  Advertiser payments received in advance of when the commercials are broadcast are recorded as deferred income. All revenue is recognized in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” and SAB No. 104, “Revenue Recognition.” The SEC adopted SAB No. 104 on December 17, 2003 in order to codify its guidance in applying generally accepted accounting principles to revenue recognition.

As of December 31, 2006 and 2005, the Company recorded current unearned revenues in the amounts of $1.2 million and $0.4 million, respectively, which amounts as of December 31, 2006 and 2005 are included in the balance sheets under other current liabilities of $3.9 million and $1.2 million, respectively.

Comprehensive Income — The Company’s comprehensive income consists of net income and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. For the year ended December 31, 2006, there were no realized gains on investments in the consolidated statement of operations. For the year ended December 31, 2005, $2.8 million was reclassified as a realized gain on investments in the consolidated statement of operations that resulted in an unrealized loss on investments in other comprehensive income. For the year ended December 31, 2004, $0.2 million was reclassified as a realized loss on investments in the consolidated statement of operations that resulted in an unrealized gain on investments in other comprehensive income. As of December 31, 2006 and 2005, the Company’s other comprehensive income consisted of net unrecognized gains from investments.

Concentration Of Risk — For the year ended December 31, 2006, five of the Company’s 23 market clusters (Boston, Seattle, Sacramento, Portland and Kansas City) generated in excess of 50% of the Company’s net revenues.

Concentration Of Credit Risk — The Company’s revenues and accounts receivable relate primarily to the sale of advertising within its radio stations’ broadcast areas. Credit is extended based on an evaluation of the customers’ financial condition and, generally, collateral is not required. Credit losses are provided for in the financial statements and consistently have been within management’s expectations. The Company also maintains deposit accounts with financial institutions. At times, such deposits may exceed FDIC insurance limits.

Long-Lived Assets — The Company evaluates the recoverability of its long-lived assets, which include property and equipment, broadcasting licenses, goodwill, deferred charges, and other assets, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” (see Note 3). The determination and measurement of an impairment loss under these accounting standards require the use of significant judgments and estimates. Future events may impact these judgments and estimates.

Debt Issuance Costs — The costs related to the issuance of debt are capitalized and accounted for as interest expense over the lives of the related debt. For the years ended December 31, 2006, 2005 and 2004, the Company recognized interest expense related to amortization of debt issuance costs, excluding the expense for the early extinguishment of debt, of $1.3 million, $1.3 million and $1.1 million, respectively, which amounts were included in interest expense in the accompanying consolidated statements of operations.

Extinguishment Of Debt — The Company accounts for the extinguishment of debt under the provisions of SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” For the year ended December 31, 2004, the Company recorded a loss on extinguishment of debt of $1.4 million to the statement of operations as the Company entered into a new senior credit facility that replaced the Company’s existing credit facility (see Note 8). At such time as when the Company amends, appends or replaces in part or in full, its credit agreement, the Company reviews its unamortized financing costs, to determine the amount subject to extinguishment under the provisions of The Emerging Issues Task Force (“EITF”) No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.”

Corporate General And Administrative Expense — Corporate general and administrative expense consists of corporate overhead costs and non-cash compensation expense. Included in corporate general and administrative expenses are those costs not specifically allocable to any of the Company’s individual business properties.

Time Brokerage Agreement (“TBA”) (Income) Fees — TBA fees consist of fees paid or received by a company under agreements which permit an acquirer to program and market stations prior to acquisition. The Company sometimes enters into such agreements prior to the consummation of station acquisitions and dispositions. For those radio stations operated by the Company prior to acquisition, for the years ended December 31, 2006 and 2004, the Company recorded: (1) TBA fees of $2.8 million and $0.8 million, respectively; (2) net revenues of $7.1 million and $2.5 million, respectively; and (3) station operating expenses of $5.8 million and $1.9 million, respectively. For those radio stations operated by a buyer prior to disposition by the Company, a minimal amount of time brokerage agreement income was recorded for the year ended December 31, 2005.  Under certain circumstances, the Company may be subject to the provisions of FIN 46R, which is further described above under Note 2, Significant Accounting Policies - Principles of Consolidation.

Barter Transactions — The Company provides advertising broadcast time in exchange for certain products, supplies and services. The terms of the exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time on regular terms. The Company includes the value of such exchanges in both broadcasting net revenues and station operating expenses. Barter valuation is based upon management’s estimate of the fair value of the products, supplies and services received. For the years ended December 31, 2006, 2005 and 2004, amounts reflected under barter transactions were: (1) barter revenues of $4.4 million, $4.5 million and $4.8 million, respectively; and (2) barter expenses of $4.6 million, $4.4 million and $4.5 million, respectively.

Business Combinations — The Company accounts for business combinations under the provisions of SFAS No. 141, “Business Combinations.” SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principle Board (“APB”) Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” The Company has historically used the purchase method to account for all business combinations.

SFAS No. 141 also changed the criteria to recognize intangible assets apart from goodwill.  Other than goodwill, the Company uses a direct value method to determine the fair value of all intangible assets required to be recognized under SFAS No. 141 and to be tested for impairment under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  The Company also applies SEC guidance on the use of the residual method to value acquired intangible assets other than goodwill in a business combination (EITF Topic D-108).

Operating Leases — The Company accounts for operating leases under several different provisions, which are as follows:

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

Under the provisions of FASB Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which was effective January 1, 2006, the Company accounts for rental costs, associated with ground or building operating leases that are incurred during a construction period, as rental expense and includes these costs in income from continuing operations.

Asset Retirement Obligations — On March 30, 2005, the FASB issued FIN 47,  “Accounting for Conditional Asset Retirement Obligations,” that is an interpretation of SFAS No. 143, “Asset Retirement Obligations.”  Under the guidance of FIN 47, uncertainty about the timing and (or) method of settlement, as they are conditional on a future event that may or may not be within the control of the entity, should be factored into the measurement of the asset retirement obligation when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 was effective for the Company for the year ended December 31, 2005 and SFAS No. 143 was effective for the Company in 2003. The adoption by the Company of FIN 47 did not materially impact the Company’s financial position, results of operations or cash flows.

Cash And Cash Equivalents — Cash and cash equivalents consist primarily of amounts held on deposit with financial institutions, including investments held in financial institutions in immediately available money market accounts and all highly liquid debt instruments of three months or less.

Trade Receivables And Related Allowance For Doubtful Accounts — Trade receivables are primarily comprised of unpaid advertising by advertisers on our radio stations, net of agency commissions, and an estimated provision for doubtful accounts. Advertisers are generally invoiced for the advertising after the advertisements are aired. Estimates of the allowance for doubtful accounts are recorded using several factors including management’s judgment of the collectibility of the accounts receivable, historical information, relative improvements or deteriorations in the age of the accounts receivable and changes in current economic conditions.  The trade receivable balance and reserve for doubtful accounts, as of December 31, 2006 and 2005, are presented in the following table:

	December 31,	December 31,
	2006	2005
	(amounts in thousands)

Accounts receivable	$93,272	$80,441

Allowance for doubtful accounts	(3,009)	(3,514)

Accounts receivable, net of allowance for doubtful accounts	$90,263	$76,927

For a discussion of the effects of Hurricane Katrina on the Company’s reserve for doubtful accounts as of December 31, 2005, please refer to Note 17, Loss From A Natural Disaster.

The following table presents the changes in the allowance for doubtful accounts for the years ended December 31, 2006, 2005 and 2004:

	(amounts in thousands)
	Balance at Beginning Year	Additions Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Year
Allowance for Doubtful Accounts
December 31, 2006	3,514	2,745	(3,250)	3,009
December 31, 2005	2,597	4,153	(3,236)	3,514
December 31, 2004	2,403	3,317	(3,123)	2,597

As of December 31, 2006 and 2005, the Company has recorded trade receivable credits in the amounts of $2.3 million and $0.4 million, respectively, which amounts as of December 31, 2006 and 2005 are included in the balance sheets under other current liabilities of $3.9 million and $1.2 million, respectively.

Derivative Financial Instruments — The Company accounts for derivative financial instruments under the provisions of SFAS No. 133 “Accounting for Derivative and Hedging Activities,” that was amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 established accounting and reporting standards for (1) derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives; and (2) hedging activities (see Note 9).

Share-Based Compensation — On January 1, 2006, the Company adopted SFAS No. 123R, as revised, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchase plan purchases based on estimated fair values. SFAS No. 123R supersedes the Company’s previous accounting under APB Opinion No. 25. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

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

	Years Ended December 31,
	2005	2004
	(amount in thousands, except per share data)
Net income — as reported	$78,361	$75,634
Add: Compensation expense included in net income, net of taxes of $337and $254 for the years ended December 31, 2005 and 2004, respectively	536	403
Subtract: Stock-based employee compensation expense determined underthe fair value based method for all awards, net of taxes of $13,693 and$8,749 for the years ended December 31, 2005 and 2004, respectively	21,625	13,818
Net income — pro forma	$57,272	$62,219

Basic net income per common share — as reported	$1.70	$1.51

Basic net income per common share — pro forma	$1.24	$1.24

Diluted net income per common share — as reported	$1.70	$1.50

Diluted net income per common share — pro forma	$1.24	$1.23

Under the provisions of SFAS No. 123R, net income was negatively impacted for the year ended December 31, 2006 by $5.4 million ($0.10 per basic and fully diluted share). If SFAS No. 123R had been adopted for years ended December 31,

2005 and 2004, net income would have been negatively impacted by $21.1 million and $13.4 million, respectively ($0.46 per basic and fully diluted common share and $0.27 per basic and fully diluted common share, respectively).

See Note 15 for the required disclosures effective with the adoption of SFAS No. 123R on January 1, 2006 and key assumptions used to calculate the pro forma amounts reflected in the above table.

Investments — For those investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” For those investments in which the Company does not have a significant influence, the Company accounts for its investments in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Under SFAS No. 115, the investment is classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and, depending upon the classification, is carried at fair value based upon quoted market prices or historical cost when quoted market prices are unavailable.

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

Advertising And Promotion Costs — Costs of media advertising and associated production costs are expensed when incurred.

Insurance And Self-Insurance Liabilities — The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, property, director and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering claims experience, demographic factors, severity factors, outside expertise and other actuarial assumptions.

Sports Programming Costs — The Company records the costs associated with sports programming agreements in accordance with SFAS No. 63, “Financial Reporting by Broadcasters.”  Programming costs which are for a specified number of events are amortized on an event-by-event basis, and programming costs which are for a specified season are amortized over the season on a straight-line basis.  The Company allocates that portion of sports programming costs that are related to sponsorship and marketing activities to sales and marketing expenses on a straight-line basis over the term of the agreement.

Reclassifications — Certain reclassifications have been made to the prior years’ financial statements to conform to the presentation in the current year.

Recent Accounting Pronouncements —

FAS No. 157

On September 15, 2006, the FASB issued Financial Accounting Standard (“FAS”) No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair-value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating SFAS No. 157 and its effect on the Company’s financial position, results of operations or cash flows.

SAB No. 108

On September 13, 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 was effective for the Company in its fourth quarter of 2006. The adoption of SAB No. 108 did not have an effect on the Company’s financial position, results of operations or cash flows.

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

The Company is in the process of completing its initial evaluation of FIN 48 and its effect on the Company’s financial position, results of operations and cash flows upon adoption on January 1, 2007.  Subject to any changes to the facts and circumstances used in the Company’s evaluation, the Company expects that the FIN 48 liability, inclusive of previous tax contingencies, will be between $3.5 million and $4.5 million, which amount will be reflected in the consolidated balance sheet as a long-term tax liability as of March 31, 2007. As a result of an increase on January 1, 2007 in liabilities primarily comprised of interest and penalties, approximately $2.0 million to $3.0 million in expense (net of taxes) will be recorded as a cumulative effect of accounting change in the Company’s consolidated statement of operations for the quarter ended March 31, 2007. Any change in future period liabilities from interest and penalties will be reflected in the consolidated statement of operations as an adjustment to income tax expense, rather than as an expense that would precede income before income taxes. The Company will review its estimates on a quarterly basis and any change in its FIN 48 liabilities will result as an adjustment to its income tax expense in the consolidated statement of operations in each period measured. The Company anticipates that there will be no immediate impact on the Company’s cash flows.

FSP No. FAS 13-1

On October 6, 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.”  Under FSP No. FAS 13-1, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense and included in income from continuing operations.  The guidance in this FSP was applied effective January 1, 2006. The adoption of FSP No. FAS 13-1 did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

Broadcasting Licenses

SFAS No. 142 requires the Company to test broadcasting licenses on an annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of broadcasting licenses below the amount reflected in the balance sheet. The annual test, which is performed by the Company in the first quarter of each year, requires that the Company (1) determine the reporting unit; and (2) compare the carrying amount of the broadcasting licenses reflected on the balance sheet in each reporting unit to the fair value of the reporting unit’s broadcasting licenses. For each of the years ended December 31, 2006, 2005 and 2004, the Company determined the reporting unit as a radio market and compared the carrying amount of the broadcasting licenses in each market to the fair value of the market’s broadcasting licenses.

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

For the Year Ended December 31, 2006

The Company completed the non-amortizing intangible asset impairment test for broadcasting licenses and determined that the fair value of the broadcasting licenses was equal to or greater than the amount reflected in the balance sheet for each of the markets tested. Based upon the results of the asset impairment test, no impairment charge was recorded for the year ended December 31, 2006. If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company’s broadcasting licenses below the amount reflected in the balance sheet, the Company would be required to retest and may be required to recognize impairment charges in future periods.  The amount of unamortized broadcasting licenses reflected in the balance sheet as of December 31, 2006 was $1.4 billion.

The following table presents, in thousands, the changes in broadcasting licenses for each of the years ended December 31, 2006 and 2005:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(amounts in thousands)
Balance at December 31, 2004	$1,384,172	$95,132	$1,289,040
Broadcasting licenses included in formerly deconsolidated subsidiaries	593	61	532
Acquisitions during 2005	36,910	—	36,910
Dispositions during 2005	(5,187)	(303)	(4,884)
Balance at December 31, 2005	1,416,488	94,890	1,321,598
Acquisitions during 2006	29,791	—	29,791
Balance at December 31, 2006	$1,446,279	$94,890	$1,351,389

See Note 17 for a discussion of the impact of a natural disaster on the fair value of the FCC licenses in the Company’s New Orleans radio market.

For the Years Ended December 31, 2005 and 2004

The Company completed the non-amortizing intangible asset impairment test for broadcasting licenses and determined that the fair value of the broadcasting licenses was equal to or greater than the amount reflected in the balance sheets for each of the markets tested. Based upon the results of the asset impairment test, no impairment charges were recorded for the years ended December 31, 2005 and 2004.

Goodwill

SFAS No. 142 requires the Company to test goodwill on an annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of goodwill below the amount reflected in the balance sheet.  The Company performs its annual impairment test during the second quarter of each year by (1) determining the reporting unit; and (2) comparing the fair value for each reporting unit with the amount reflected on the balance sheet. If the fair value for any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to the amount reflected in the balance sheet. For each of the years ended December 31, 2006, 2005 and 2004, the Company determined the reporting unit as a radio market and compared the fair value of each market to the amount reflected in the balance sheet for each market.

To determine the fair value, the Company uses an income or market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.

For the Year Ended December 31, 2006

The Company performed its annual impairment test and determined that the carrying amount of goodwill reflected on the balance sheet for each of the Company’s markets did not exceed the fair value and, accordingly, no impairment charge was recorded for the year ended December 31, 2006. If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company would be required to retest and may be required to recognize impairment charges in future periods. The amount of unamortized goodwill reflected in the balance sheet as of December 31, 2006 was $157.2 million.

The following table presents, in thousands, the changes in goodwill for each of the years ended 2006 and 2005:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(amounts in thousands)

Balance at December 31, 2004	$151,606	$624	$150,982
Acquisitions during 2005	6,245	—	6,245
Balance at December 31, 2005	157,851	624	157,227
Acquisitions during 2006	15	—	15
Balance at December 31, 2006	$157,866	$624	$157,242

See Note 17 for a discussion of the impact of a natural disaster on the fair value of goodwill in the Company’s New Orleans radio market.

For the Years Ended December 31, 2005 and 2004

The Company performed its annual impairment test and determined that the carrying amount of goodwill reflected on the balance sheet for each of the Company’s markets did not exceed the fair value and, accordingly, no impairment charge was recorded for the years ended December 31, 2005 and 2004.

(B) Definite-Lived Intangibles

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, and acquired advertising contracts that are amortized in accordance with SFAS No. 142. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the years ended December 31, 2006, 2005 and 2004, the Company reviewed the useful lives of these assets and did not record any impairment expense related to the carrying amount of the assets. The amount of the amortization expense for definite-lived intangible assets was $0.2 million, $0.8 million and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006 and 2005, the Company reflected $0.3 million and $0.5 million, respectively, in unamortized definite-lived assets, which amounts are as follows and are included in deferred charges and other assets on the balance sheet.  For a listing of the assets comprising deferred charges and other assets, refer to Note 6.

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(amounts in thousands)
Advertiser lists and customer relationships	$533	$518	$15
Acquired advertising contracts	3,078	3,078	—
Permits, patents and trademarks	13	3	10
Deferred contracts and other agreements	763	472	291
Total	$4,387	$4,071	$316

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(amounts in thousands)
Advertiser lists and customer relationships	$533	$438	$95
Acquired advertising contracts	3,078	3,078	—
Deferred contracts and other agreements	763	316	447
Total	$4,374	$3,832	$542

The following table presents the Company’s estimate of amortization expense for definite-lived assets for each of the five succeeding years ended December 31:

Definite- Lived Assets
(amounts in thousands)
Years ending December 31,
2007	$146
2008	86
2009	46
2010	15
2011	10
Thereafter	13
Total	$316

4.             ACQUISITIONS, DIVESTITURES, OTHER EVENTS AND PRO FORMA SUMMARY

The Company consummated acquisitions of radio stations under the purchase method of accounting, and the purchase price, including transaction costs, was allocated to the assets based upon their respective fair values as determined as of the purchase date.

Acquisitions For The Year Ended December 31, 2006

Boston, Massachusetts

On December 29, 2006, the Company acquired the assets of WKAF-FM (formerly WILD-FM), serving the Boston, Massachusetts, radio market for $30.0 million in cash, of which $5.0 million was paid as a deposit on August 21, 2006.  The source of the funds used to complete this transaction was as follows: (1) $23.0 million was paid from funds borrowed under the Company’s senior bank facility; (2) $5.0 million was paid from the August 21, 2006 deposit; and (3) $2.0 million was paid from available cash. The Company recorded a minimal amount of goodwill as no employees were hired and no revenue contracts were assumed. With the commencement of the TBA, the Company began simulcasting the format of WAAF-FM (another radio station owned and operated by the Company in this market) on WKAF-FM, thereby providing a complement to the signal coverage of the WAAF-FM format in the Boston metropolitan market. Under the TBA that commenced on August 21, 2006, the Company included the net revenues and station operating expenses in the Company’s condensed consolidated financial statements for the year ended December 31, 2006. There were no TBA fees provided for under the agreement. The Company recorded less than $0.1 million of goodwill, which amount is fully deductible for income tax purposes. Including this transaction, the Company owns and operates five radio stations in the Boston, Massachusetts, radio market.

For this acquisition, the aggregate purchase price, including transaction costs of under $0.1 million, was allocated as follows and is based upon information available at this time and is subject to change:

Assets Description	Amount	Asset Lives
	(in thousands)

Equipment	$198	5 years
Total tangible assets	198

Broadcasting licenses	29,791	non-amortizing
Goodwill	15	non-amortizing
Total intangible assets	29,806

Total purchase price	$30,004

See Note 11 for further information on pending acquisitions and required divestitures.

Other

Buffalo, New York

On December 1, 2006, the Company renewed a rights agreement with the owners of the Buffalo Sabres, a National Hockey League team, by entering into a multi-year agreement effective with the start of the 2007 season to broadcast the programming and sell the advertising time, but not to produce the games.

Seattle, Washington

On August 9, 2006, the Company entered into a rights agreement with the owners of the Seattle Supersonics, a National Basketball Association (“NBA”) team, by entering into a multi-year agreement effective with the start of the 2006 season to broadcast the programming and sell the advertising time, but not to produce the games.

Boston, Massachusetts

On May 7, 2006, the Company renewed its rights agreement with the owners of the Boston Red Sox, a Major League Baseball team by entering into a multi-year agreement, effective with the start of the 2007 season, to broadcast and produce games, including related programming and promotional events, and to sell advertising time.

Acquisitions For The Year Ended December 31, 2005

Greenville, South Carolina

On October 7, 2005, the Company acquired the assets of WROQ-FM, WTPT-FM and WGVC-FM serving the Greenville, South Carolina, radio market for a purchase price of $45.0 million in cash, of which $4.5 million was paid as a deposit on March 21, 2005 and $2.3 million was paid as a deposit on August 17, 2005. Under the Communications Act (the “Act”), the FCC imposes specific limits on the number of commercial radio stations an entity can own in a single market. In order to comply with the Act, the Company entered into an agreement to sell two of its FM radio stations, WOLI-FM and WOLT-FM (the formats of WOLI-FM and WOLT-FM were simulcasted).  The Company also agreed to sell WSPA-AM, even though this disposition was not required by the Act’s ownership limitations.

The source of the funds used to complete this transaction was as follows: (1) $31.5 million was paid from funds borrowed under the Company’s senior bank facility; (2) $4.5 million and $2.3 million was paid from the deposits of March 21, 2005 and August 17, 2005; and (3) $6.7 million was paid from the proceeds of the sale of WOLI-FM, WOLT-FM and WSPA-AM (see Note 4 below). The Company recorded $6.2 million of goodwill, which amount is fully deductible for income tax purposes. With the acquisition of WROQ-FM, WTPT-FM and WGVC-FM and the disposition of WOLI-FM, WOLT-FM and WSPA-AM, the Company can reach larger audience populations as the acquired stations have improved signal coverage areas as compared to the disposed stations. With the Company’s ability to reach larger listening audiences and the stations’ position in the market, the Company can compete more effectively by increasing the Company’s share of market revenues. Effective with the completed acquisition and disposition, the Company owns seven radio stations serving the Greenville, South Carolina, radio market.

Dispositions For The Year Ended December 31, 2005

Greenville, South Carolina

On October 6, 2005, the Company completed the transaction to sell the radio station assets of WOLI-FM, WOLT-FM and WSPA-AM, serving the Greenville, South Carolina, radio market, for $6.7 million in cash. The Company recorded a gain on the sale of the assets of $1.0 million during the fourth quarter of 2005.  In connection with the acquisition of WROQ-FM, WTPT-FM and WGVC-FM serving the Greenville, South Carolina, radio market, as described in Note 4 above, the Company was required under the Act to divest two of its FM radio stations serving the Greenville, South Carolina, radio market (the Company selected WOLI-FM and WOLT-FM, with simulcasted formats).

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

Other Events

Boston, Massachusetts

On August 23, 2005, the Company entered into a multi-year agreement with the Boston Celtics, an NBA team, effective with the start of the 2005/2006 season, to broadcast and produce games, including related programming and promotional events, and to sell advertising time.

Seattle, Washington

On January 18, 2005, the Company restructured its agreement with the Seattle Seahawks, a National Football League football team, effective with the start of the 2005 season.  Under the restructured agreement, the Company agreed to continue to broadcast the games, but does not sell the advertising time or produce the games.

Portland, Oregon

On December 18, 2003, in connection with an acquisition from Fisher Communications, Inc. (“Fisher”), the Company acquired a transmitter site that was contaminated with low levels of pesticide residue in the soil and trace amounts of pesticide residue in the shallow ground water. In January 2005, the Company received confirmation of the state’s notice to Fisher that remediation was not required at this site. As a result of the state’s notice to Fisher, the Company authorized the release of $1.0 million in escrow that was recorded on the Company’s balance sheet as station deposits under deferred charges and other assets and reduced, by $1.0 million, accrued expenses recorded under current liabilities in the balance sheet for the remaining amount due to Fisher.

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

Other

Kansas City, Kansas

On December 21, 2004, the Company completed the purchase of a building in the amount of $3.1 million. The building was used for the purpose of consolidating the studio and office facilities in one of the Company’s radio markets. The Company’s consolidated capital expenditures in 2006 and 2005 were $13.7 million and $12.7 million, respectively, of which significant amounts, or approximately $5.4 million and $4.7 million, respectively, were related to the completion of this project.

Supplemental Pro Forma Information

The following supplemental pro forma information presents the consolidated results of operations as if any acquisitions which occurred during the period of January 1, 2005 through December 31, 2006 had all occurred as of the beginning of each period presented, after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions occurred as of January 1, 2005. For purposes of this presentation, the data does not reflect on a pro forma basis: (1) dispositions of radio stations; and (2) acquisitions and dispositions of certain contracts or joint sales agreements. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Years Ended December 31,
	2006	2005
	(amounts in thousands, except per share data)
	Pro Forma	Pro Forma

Net revenues	$440,485	$438,201
Net income	$47,019	$77,118
Net income per common share - basic	$1.18	$1.67
Net income per common share - diluted	$1.17	$1.67

5.             INVESTMENTS

The Company’s investment strategy is to seek long-term strategic investments to enhance its core business. The investments, noted in the table below, are comprised primarily of equity securities for which the Company does not have the ability to exercise significant influence over the operating and financial policies of the investee. These investments are classified as available-for-sale and are carried at fair value based upon quoted market prices or historical cost when quoted market prices are unavailable. The net unrealized gain (net of tax provision), or loss (net of tax benefit) on these investments, is reported in the statements of comprehensive income and as a separate component of shareholders’ equity. Any net realized gains or losses are reported in the statements of operations. When the Company has determined that the value of the investment is other than temporarily impaired, the Company recognizes, through the statement of operations, a loss on investments.  Under certain circumstances, the Company could be limited in the amount of future investments under its existing senior debt (see Note 8).

The following table summarizes the activities of the Company’s investments for the years ended December 31, 2006, 2005 and 2004:

Investments
(amounts in thousands)
Balance as of December 31, 2003	12,329
Additional investment	122
Recovery of investment	(456)
Fair value or cost adjustments	296
Balance as of December 31, 2004	12,291
Additional investment	76
Recovery of investment	(14)
Divestiture of investment	(3,209)
Fair value or cost adjustments	(2,893)
Balance as of December 31, 2005	6,251
Additional investment	50
Recovery of investment	(29)
Fair value or cost adjustments	(1,405)
Balance as of December 31, 2006	$4,867

For The Year Ended December 31, 2006

The Company recorded an unrealized loss of $0.9 million (net of an income tax benefit of $0.5 million) in the statements of comprehensive income. For those investments carried at cost, the fair value was not estimated as no events or circumstances arose that would indicate a change in the fair value of the investment.

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

Unrealized Gains And Losses As Of December 31, 2006

The following chart reflects the aggregate related fair value of investments as of December 31, 2006 with unrealized gains and/or losses that were segregated by the time period over which the investments were in an unrealized gains and/or losses position, including those cost method investments not evaluated for impairment:

	December 31, 2006
	(amounts in thousands)

	Total	Aggregate Fair Value of Investments With Unrealized Gains and/or Losses
	Aggregate	Unrealized Gains		Unrealized (Losses)
	Fair Value of	Less Than	1 year	Less Than	1 year
	Investments	1 Year	or Greater	1 Year	or Greater
Investments carried at fair value	$3,370	$—	$1,608	$(1,405)	$—
Investments at cost where fair value was not estimated	1,497	—	—	—	—
Investments reflected under the equity method	—	—	—	—	—
	$4,867	$—	$1,608	$(1,405)	$—

Unrealized Gains And Losses As Of December 31, 2005

The following chart reflects the aggregate related fair value of investments as of December 31, 2005 with unrealized gains and/or losses that were segregated by the time period over which the investments were in an unrealized gains and/or losses position, including those cost method investments not evaluated for impairment:

	December 31, 2005
	(amounts in thousands)

	Total	Aggregate Fair Value of Investments With Unrealized Gains and/or Losses
	Aggregate	Unrealized Losses		Unrealized Gains
	Fair Value of	Less Than	1 year	Less Than	1 year
	Investments	1 Year	or Greater	1 Year	or Greater
Investments carried at fair value	$4,775	$—	$4,501	$(2,893)	$—
Investments at cost where fair value was not estimated	1,476	—	—	—	—
Investments reflected under the equity method	—	—	—	—	—
	$6,251	$—	$4,501	$(2,893)	$—

6.             DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets, including definite-lived intangible assets, consist of the following:

	December 31,
	2006	2005	Period of Amortization
	(amounts in thousands)
Debt issuance costs less accumulated amortization of $4,840 in 2006 and $3,500 in 2005	$5,786	$6,365	Term of Debt
Advertiser lists and customer relationships less accumulated amortization of $518 in 2006 and $438 in 2005	15	95	3 years
Acquired advertising contracts less accumulated amortization of $3,078 in 2006 and 2005	—	—	Less than one year
Software costs less accumulated amortization of $5,096 in 2006 and $4,662 in 2005	689	631	3 years
Deferred contracts and other agreements less accumulated amortization of $472 in 2006 and $316 in 2005	292	459	Term of contracts
Leasehold premium less accumulated amortization of $773 in 2006 and $686 in 2005	534	622	Term of Lease
Permits, patents and trademarks less accumulated amortization of $3 in 2006	9	5 years
Note receivable - long term	72	79	Less than 9 years
Station deposits and acquisition costs	5,990	4,736	Not applicable
	$13,387	$12,987

The amount of the amortization expense for deferred charges and other assets, including amortization expense of definite-lived intangible assets as discussed in Note 3 and deferred financing expense, were $2.1 million, $3.0 million and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense includes the amortization of computer software costs with an amortization period of three years. The amortization of software costs was $0.4 million, $0.6 million and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding years ended December 31, for deferred charges and other assets:

(amounts in
Years ending December 31,	thousands)
2007	$2,213
2008	1,967
2009	1,278
2010	433
2011	412
Thereafter	1,023
Total	$7,326

7.             INCOME TAXES

Expected Income Tax Rate

Income tax expense computed using the United States federal statutory rates is reconciled to the reported income tax provisions as follows:

	Years Ended December 31,
	2006	2005	2004
	(amounts in thousands)
Federal statutory income tax rate	35%	35%	35%

Computed tax expense at federal statutory rates on income before income taxes	$29,287	$44,655	$43,233
State income taxes, net of federal benefit	3,636	4,354	4,281
Nondeductible expenses and other	2,772	215	375
Income tax provision	$35,695	$49,224	$47,889

Effective Tax Rate

The Company’s tax rate for the years ended December 31, 2006, 2005 and 2004, including the effect of permanent differences between income subject to income tax for book and tax purposes, was 42.7%, 38.6% and 38.8%, respectively. The tax rate increased primarily due to: (i) the impact of limitations on deductibility for tax purposes of certain expenses recorded as a reserve for an investigation by the FCC; (ii) the impact of limitations on deductibility for tax purposes of share-based compensation for certain key employees; (iii) an increase in tax contingencies; and (iv) an increase in a valuation allowance for a deferred tax asset resulting from share-based compensation. The fluctuations in the effective annual rate for these years was also due to: (1) changes in the level of income in any of the Company’s taxing jurisdictions; (2) changes in the statutes and rules applicable to taxable income in the jurisdictions in which we operate; (3) changes in the expected outcome of tax audits; (4) changes in the estimate of expenses that are not deductible for tax purposes; (5) additional states in which the Company conducts business; and (6) changes in the deferred tax valuation allowance. The Company’s effective tax rate is higher than the federal statutory rate as a result of the inclusion of state taxes in the income tax provision.

Income Tax Expense

Income tax expense is summarized as follows:

	Years Ended December 31,
	2006	2005	2004
	(amounts in thousands)
Current:
Federal	$(486)	$11,049	$8,574
State	206	789	612
Total current	(280)	11,838	9,186

Deferred:
Federal	32,452	33,812	35,003
State	3,523	3,574	3,700
Total deferred	35,975	37,386	38,703

Total income taxes	$35,695	$49,224	$47,889

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

	December 31,
	2006	2005
	(amounts in thousands)
Current deferred tax assets (liabilities):
Employee benefits	$1,650	$1,585
Provision for doubtful accounts	1,168	1,360
Deferred income	481	164
Other	84	(107)
Total net current deferred tax assets	3,383	3,002

Non-current deferred tax assets (liabilities):
Property and equipment and intangibles	(234,781)	(196,496)
Share-based compensation	2,332	1,127
Investments - impairments	1,952	1,995
Lease rental obligations	998	931
Deferred compensation plan	721	424
Deferred income	124	137
Investments - unrealized gains	(78)	(622)
Derivative financial instruments	81	264
Other	291	107
Total gross non-current deferred tax liabilities	(228,360)	(192,133)
Valuation allowance	(845)	(650)
Total net non-current deferred tax liabilities	(229,205)	(192,783)
Net non-current deferred tax liabilities	$(225,822)	$(189,781)

Deferred Tax Assets Valuation Allowance

As required under the provisions of SFAS No. 109, the Company establishes a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In assessing a valuation allowance for deferred tax assets, the Company estimates future taxable income and provides a valuation allowance when it is less likely to be recovered. Future taxable income could be materially different than amounts estimated, in which case the valuation allowance would be adjusted.

As of December 31, 2006, the Company had net non-current deferred tax liabilities of $229.2 million, which included a $2.0 million non-current deferred tax asset from investments as a result of cumulative impairments for financial statement purposes of certain investments. The Company recorded a partial valuation allowance of $0.8 million, which was primarily due to: (1) the five-year limitation for tax purposes of recognizing a loss on these investments for federal and state income taxes, as only investment gains can be used to offset these losses; and (2) a limitation on the ability of the Company to realize a tax benefit for certain out-of-the-money stock options that might never be exercised. At December 31, 2006 and 2005, the Company recorded a valuation allowance of $0.8 million and $0.7 million, respectively.

The following table presents the changes in the deferred tax asset valuation allowance for the years ended December 31, 2006, 2005 and 2004:

	(amounts in thousands)
Deferred Tax Asset Valuation Allowance	Balance at Beginning Year	Additions Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Year
December 31, 2006	$650	$195	$—	$845
December 31, 2005	650	—	—	650
December 31, 2004	650	—	—	650

Based upon the years in which taxable temporary differences are anticipated to reverse, at December 31, 2006, management believes it is more likely than not that the Company will realize the benefits of the deductible differences. Accordingly, the Company believes that no additional valuation allowances are required for the current and deferred tax assets as of December 31, 2006.

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

See Note 2, Significant Accounting Policies — Recent Accounting Pronouncements, for a discussion of the Company’s evaluation of the effect upon adoption on January 1, 2007 of FIN 48 on the Company’s financial position, results of operations or cash flows.

8.             LONG-TERM DEBT

Long-term debt was comprised of the following at December 31, 2006 and 2005:

	December 31,
	2006	2005
	(amounts in thousands)

Bank Revolver, due August 12, 2009 (A)	$526,000	$427,000
Senior Subordinated Notes, due March 1, 2014 (B)	150,000	150,000
Other	239	259
Total	676,239	577,259
Amounts due within one year	(20)	(19)
Total long-term debt	$676,219	$577,240

(A) Senior Debt

Bank Revolver

On December 8, 2006, the Company entered into a second amendment to its bank credit agreement (the “Bank Revolver”) with a syndicate of banks that primarily provided for: (1) a modification to one of the Bank Revolver’s restrictive covenants that increased the maximum permitted Total Debt to Operating Cash Flow; and (2) an increase in the Bank Revolver to $900.0 million from $800.0 million.  The Company reviewed the unamortized deferred financing costs to determine the amount subject to extinguishment under the provisions of EITF No. 98-14, “Debtor’s Accounting for Changes in Line-of Credit or Revolving-Debt Arrangements.”  In accordance with this guidance for debt modification, the Company will amortize the following costs over the remaining life of the Bank Revolver: (a) unamortized deferred financing expenses as of the date of the amendment of $2.6 million; and (b) financing costs of $0.7 million in connection with the second amendment.

On September 22, 2006, the Company entered into a first amendment to its Bank Revolver with a syndicate of banks that provided for the elimination of a restrictive covenant that would have required the Company to enter into certain interest rate transactions to hedge a portion of its variable rate debt.

On August 12, 2004, the Company entered into a bank credit agreement with a syndicate of banks for a five-year senior secured revolving credit facility of $800.0 million. The Company used $271.0 million from the Bank Revolver to pay all of the outstanding debt under the Company’s former senior credit facility (the “Bank Facility”). The Company uses the Bank Revolver to: (1) provide for working capital; and (2) provide for general corporate purposes, including capital expenditures, and any or all of the following: repurchases of Class A Common Stock, dividends and acquisitions. Under certain circumstances, the Company could be limited in the amount of future investments under its existing senior debt (see Note 5).  The Bank Revolver is secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s 100% owned subsidiaries (see Note 12, Guarantor Financial Information). The Bank Revolver requires the Company to comply with certain financial covenants and leverage ratios which are defined terms within the agreement, including: (1) Total Debt to Operating Cash Flow; (2) Operating Cash Flow to Interest Expense; and (3) Operating Cash Flow to Fixed Charges. Upon the occurrence of certain events, the Company’s borrowing costs can increase to a maximum of: (a) the Eurodollar rate plus 1.50%; or (b) the greater of the prime rate plus 0.5% or the federal funds rate plus 1.0%. The interest payable on the Eurodollar rate is payable at the end of the selected duration. The Company also pays a commitment fee that varies depending on certain financial covenants and the amount of the unused commitment, to a maximum of 0.375% per annum, on the average unused balance of the Bank Revolver. As of December 31, 2006, the Company had $526.0 million outstanding, as well as a $0.8 million Letter of Credit, under the Bank Revolver. Subject to covenant compliance at the time of each borrowing, the amount available under the Bank Revolver as of December 31, 2006 was $373.2 million. Management believes that the Company was in compliance with all financial covenants and leverage ratios and all other terms of the Bank Revolver. Any borrowings necessary to consummate closing on any pending transactions as described under Note 11, Commitments and Contingencies, is conditioned on compliance under the Bank Revolver at the time of closing.

The weighted average interest rate under the senior debt at December 31, 2006 and 2005, before taking into account the subsequent year’s impact of the Company’s outstanding derivative interest rate instrument, was 6.5% and 5.1%, respectively.

Deferred Financing Expenses

At such time as when the Company amends, appends or replaces in part or in full, its credit agreement, the Company reviews its unamortized financing costs to determine the amount subject to extinguishment under the provisions of EITF No. 98-14 (see Note 2, Significant Accounting Policies — Recent Accounting Pronouncements, Extinguishment of Debt).

In connection with the second amendment to the Bank Revolver on December 8, 2006, the Company recorded $0.7 million as deferred financing costs that will be amortized over the remaining term of the Bank Revolver as interest expense.

In connection with the replacement of the Bank Facility with the Bank Revolver on August 12, 2004, the Company: (1) recorded $1.4 million of the Bank Facility’s unamortized deferred financing costs as a loss on extinguishment of debt to the statement of operations for the year ended December 31, 2004; (2) deferred $0.5 million of the Bank Facility’s unamortized deferred financing expenses that are amortized over the life of the Bank Revolver; and (3) recorded $4.2 million of deferred financing expenses related to the Bank Revolver that are amortized over the life of the Bank Revolver.

(B) Senior Subordinated Notes

On March 5, 2002, the Company issued $150.0 million of 7.625% Senior Subordinated Notes (the “Notes”) due March 1, 2014 and received net proceeds of $145.7 million.  There was approximately $4.3 million in deferred offering costs recorded in connection with the sale, which are amortized to interest expense over the life of the Notes using the effective interest rate method.

Interest on the Notes, which are in denominations of $1,000 each, accrues at the rate of 7.625% per annum and is payable semi-annually in arrears on March 1 and September 1. The Company may redeem the Notes on and after March 1, 2007 at an initial redemption price of 103.813% of their principal amount plus accrued interest. The Notes are unsecured and rank junior to the Company’s senior indebtedness. In addition to the parent, Entercom Communications Corp., all of the Company’s other subsidiaries have fully and unconditionally guaranteed jointly and severally these Notes (“Subsidiary Guarantors”) (see Note 12, Guarantor Financial Information). Under certain covenants, the Subsidiary Guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Notes, and the Subsidiary Guarantors cannot incur additional indebtedness under certain restrictive covenants.

(C) Interest Rate Transactions

The Company enters into interest rate transactions with different banks to diversify its risk associated with interest rate fluctuations against the variable rate debt under the Bank Revolver as discussed in Note (A) above and to comply with certain covenants under the Bank Revolver. These transactions are accounted for in accordance with SFAS No. 133, as amended and interpreted (see Note 9). Under these transactions, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt.  As of December 31, 2006, the Company had an interest rate transaction outstanding that was entered into in February 1998 with a notional amount of $30.0 million and an initial term of 10 years, which effectively fixes the interest at a rate of 5.8% on borrowings equal to the total notional amount.

(D) Aggregate Principal Maturities

Aggregate principal maturities on the Company’s outstanding debt are as follows:

Years ending December 31:	(amounts in thousands)
2007	$20
2008	22
2009	526,024
2010	25
2011	27
Thereafter	150,121
Total	$676,239

(E) Outstanding Letters Of Credit

The Company is required to maintain a letter of credit, primarily in connection with insurance coverage as described in Note 11.  As of December 31, 2006, the amount of the outstanding letter of credit was $0.8 million.

9.             DERIVATIVE AND HEDGING ACTIVITIES

Periodically, the Company enters into derivative financial instruments, including interest rate exchange agreements (“Swaps”) and interest rate collar agreements (“Collars”) to manage its exposure to fluctuations in interest rates as required under the Company’s Bank Revolver (see Note 8). Under a Swap, the Company pays a fixed rate on the notional amount to a bank, and the bank pays to the Company a variable rate on the notional amount equal to a base LIBOR rate. A Collar establishes two separate agreements: an upper limit or “cap” for the base LIBOR rate and a lower limit or “floor” for the base LIBOR rate.

Accounting For Derivative Instruments And Hedging Activities

Under the provisions of SFAS No. 133, as amended and interpreted, the Company recognizes at fair value all derivatives, whether designated in hedging relationships or not, in the balance sheet as either an asset or liability. The accounting for changes in the fair value of a derivative, including certain derivative instruments embedded in other contracts, depends on the intended use of the derivative and the resulting designation. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects net income. If a derivative does not qualify as a hedge, it is marked to fair value through the statement of operations.  Any fees associated with these derivatives are amortized over their term.  Under these derivatives, the differentials to be received or paid are recognized as an adjustment to interest expense over the life of the contract. Gains and losses on termination of these instruments are recognized as interest expense when terminated.

SFAS No. 133 defines requirements for designation and documentation of hedging relationships, as well as on-going effectiveness assessments, in order to use hedge accounting under this standard. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions.  This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company’s derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk-management policies. Management reviews the correlation and effectiveness of its derivatives on a periodic basis.

Non-Hedge Accounting Treatment

During the years ended and as of December 31, 2006, 2005 and 2004, the Company had a derivative outstanding with a notional amount of $30.0 million that did not qualify for hedge accounting treatment. For the years ended December 31, 2006, 2005 and 2004, the Company recorded to the statement of operations a $0.4 million gain, $1.3 million gain and $1.2 million gain, respectively, under net gain on derivative instruments.  In addition, the Company has reflected these amounts in the consolidated statement of cash flows under net cash provided by operating activities.

Hedge Accounting Treatment

During the years ended December 31, 2006, 2005 and 2004, the Company had no derivatives that qualified for hedge accounting treatment.

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

(b) Bank Revolver: The amounts outstanding under the Bank Revolver bear interest at current market rates and the carrying amounts approximate fair market value as of December 31, 2006 and 2005.

(c) Interest rate swap: The fair value for the interest rate swap contract was estimated by obtaining quotations from brokers. The fair value is an estimate of the amount that the Company would pay at the reporting date if the contracts were transferred to another party or cancelled by either party. As of December 31, 2006 and 2005, the fair values of these contracts were liabilities of $0.2 million and $0.7 million, respectively.

(d) Investments: Management believes that the carrying amount of the investments approximates fair value.

(e) 7.625% Senior Subordinated Notes: The fair values of the Company’s 7.625% Senior Subordinated Notes, as of December 31, 2006 and 2005, were $150.4 million and $151.5 million, respectively, which were based on available market prices. As of December 31, 2006 and 2005, the carrying values of the Notes were $150.0 million.

(f) Outstanding Letters of Credit: The Company had a letter of credit outstanding in the amount of $0.8 million and $0.4 million as of December 31, 2006 and 2005, respectively.  The Company does not believe it is practicable to estimate the fair value of these financial instruments and does not expect any material losses from the resolution since performance is not likely to be required.

11.          CONTINGENCIES AND COMMITMENTS

Contingencies

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, property, director and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering claims experience, demographic factors, severity factors, outside expertise and other actuarial assumptions. Under one of these policies, the Company is required to maintain a letter of credit in the amount of $0.8 million (as referred to in Note 8, Long-Term Debt).

On January 25, 2007, the family of a participant in a contest at one of the Company’s radio stations filed a wrongful death suit in Sacramento County Superior Court against the Company and several present and former employees, alleging that the defendants negligently, intentionally or recklessly caused the death of the contestant in connection with a contest at the Company’s radio station that involved the drinking of water. The suit seeks compensatory damages and unspecified punitive damages. The Sacramento County Sheriff’s Department and the FCC have also initiated investigations into this matter.  The Company cannot comment at this time on the prospects for any outcome of these proceedings.

On March 8, 2006, the Office of the New York Attorney General (“NYAG”) filed an action in the Supreme Court of the State of New York against the Company alleging that the Company engaged in deceptive acts and practices in connection with the airplay of current music. On December 19, 2006 the Court approved a settlement of this litigation. The Court did not find and the Company did not admit any liability. As part of this settlement, the Company agreed to implement certain enhancements to the Company’s business practices and appoint a Compliance Officer to implement and monitor these practices. The enhancements agreed to in the settlement are similar to other NYAG settlements with other companies in the media and record industries. The Company also agreed to a payment to a non-profit organization to fund programs aimed at music education and appreciation and to reimburse the NYAG for legal expenses. In addition, the Company has responded to inquiries by the FCC in connection with their investigation of sponsorship identification practices at several media companies. The Company has cooperated with this investigation. The Company has recorded a reserve for an investigation by the FCC into sponsorship identification practices at several media companies. In connection with these matters the Company recorded an expense of $8.3 million in the Company’s consolidated statements of operations under corporate and general and administrative expenses for the year ended December 31, 2006.

The FCC has engaged in vigorous enforcement against radio and TV broadcasters of FCC rules concerning the broadcast of obscene, indecent or profane material. In addition, legislation has been adopted that enhances the FCC’s enforcement authority in this area by authorizing the imposition of substantially higher monetary forfeiture penalties and increasing the exposure for license revocation and renewal proceedings for the broadcast of such programming.  As a result, the Company could face increased costs in the form of fines and a greater risk that the Company could lose any one or more of its broadcasting licenses. In the past, the FCC has issued Notices of Apparent Liability or Forfeiture Orders with respect to several of the Company’s stations proposing fines for certain programming which the FCC deemed to have been “indecent.” These cases have been or are being appealed.  The FCC has also commenced several other investigations based on allegations received from the public that some of the Company’s stations have broadcast indecent programming.  The Company has cooperated in these investigations, which remain pending.  The Company estimates that the imposition of the proposed fines would not materially impact the Company’s financial position, results of operations or cash flows.

The Company has filed, on a timely basis, renewal applications for those radio stations for which their radio broadcasting licenses are subject to renewal with the Federal Communications Commission. Certain licenses were not renewed prior to the renewal date, which is not unusual. The Company continues to operate these radio stations under their existing licenses until the licenses are renewed.

Hurricane Katrina and the subsequent flooding significantly affected the Company’s six radio stations located in New Orleans, Louisiana. As a result, for the year ended December 31, 2005, the Company recorded as a separate line item under operating expenses, $1.7 million of expenses related to a natural disaster. This amount was comprised of an increase to the Company’s accounts receivable reserve and the abandonment of certain broadcasting facilities and equipment. The Company recorded an insurance recovery receivable of $0.8 million as of December 31, 2006 as all contingencies related to this recovery were satisfied. Of the amount recorded, (1) $0.7 million was reflected as a reduction in station operating expenses in the consolidated statements of operations for the year ended December 31, 2006; and (2) $0.7 million as an adjustment to operating activities in the consolidated statements of cash flows for the year ended December 31, 2006, as the recovery was not capital in nature. The Company expects to spend between $4.0 million and $5.0 million in capital expenditures over the next six months to build a new studio and office facility and to strengthen certain of its transmitter facilities to better withstand another event of this nature. The Company has had discussions with its insurance company concerning its property coverage. The Company cannot determine at this time if any additional amount will be recoverable under the Company’s insurance policies.

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

The Company is subject to various outstanding claims that arose in the ordinary course of business and to other legal proceedings. In the opinion of management, any potential liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

Commitments

The Company is committed to invest $1.0 million in an investment partnership fund focused on minority-owned businesses of which $0.2 million remains unfunded as of December 31, 2006.

Rental expense is incurred principally for office and broadcasting facilities. Rental expense during the years ended December 31, 2006, 2005 and 2004 was approximately $9.9 million, $9.3 million and $9.3 million, respectively.

The Company also has various commitments under the following types of contracts: (1) operating leases; (2) sports programming; (3) on-air talent; (4) music royalty fees; and (5) other operating contracts with aggregate minimum annual commitments as of December 31, 2006 as follows:

	Operating	Sports	On-Air	Music	Other
	Leases	Programming	Talent	Royalty Fees	Contracts	Total
	(amounts in thousands)
Years ending December 31:
2007	$10,947	$16,457	$31,412	$7,371	$6,937	$73,124
2008	11,471	12,357	18,453	15,638	3,700	61,619
2009	9,681	13,000	8,322	—	3,048	34,051
2010	8,222	14,000	4,310	—	1,949	28,481
2011	5,418	15,000	2,484	—	1,455	24,357
2012 through 2023	22,353	83,000	3,384	—	3,304	112,041
	$68,092	$153,814	$68,365	$23,009	$20,393	$333,673

Pending Radio Station Exchanges, Acquisitions and Dispositions

Exchange Of Radio Stations (Cincinnati, Ohio; Seattle, Washington; San Francisco, California)

See Note 18, Subsequent Events, for a discussion of an exchange transaction that was entered into on January 17, 2007.

Exchange Of A Radio Station (Cincinnati, Ohio)

On October 31, 2006, the Company entered into an agreement to exchange WGRR-FM, a radio station included in the CBS Radio Stations Inc. (“CBS”) acquisition noted below, for WSWD-FM and certain intellectual property of WYGY-FM, which is owned by a subsidiary of Cumulus Media Partners LLC (“Cumulus”).  WSWD-FM, with a frequency of 94.9 on the FM band, has had several recent call letter changes (in most recent order, formerly WYGY-FM and WPRV-FM). Each of the stations included in the exchange, WGRR-FM and WSWD-FM, serves the Cincinnati, Ohio radio market. Concurrently with entering into the asset exchange agreement, the Company also entered into two time brokerage agreements. Pursuant to these TBAs, the Company commenced operations of WSWD-FM and Cumulus commenced operations of WGRR-FM simultaneously on November 1, 2006 (the TBA income and TBA fees were equal in amount under the TBA agreements). The Company cannot complete the sale of WGRR-FM to Cumulus until the Company has completed the acquisition of WGRR-FM from CBS. The fair value of the assets acquired in exchange for the assets sold cannot be determined at this time as it will be dependent on the results of an appraisal for WGRR-FM and WSWD-FM. The Company does not anticipate that cash will be required to complete this transaction. The Company anticipates that this transaction, which is subject to FCC approval, will close in the second quarter of 2007. See Note 11 for a description of other transactions related to this exchange.

Pending Acquisition (Austin, Texas; Cincinnati, Ohio; and Memphis, Tennessee)

On August 18, 2006, the Company entered into an asset purchase agreement with CBS to acquire the assets of eleven radio stations serving the Memphis, Austin and Cincinnati radio markets for $220.0 million in cash. Concurrently with entering into the asset purchase agreement, the Company also entered into a Local Marketing Agreement (also known as a time brokerage agreement or “TBA”), under the provisions of which the Company commenced operations on November 1, 2006 (other than the radio station as described under Note 11 that Cumulus began operating on November 1, 2006 under a time brokerage agreement with the Company). During the period of the TBA, the Company will include net revenues, station operating expenses and TBA fees associated with operating these stations in the Company’s consolidated financial statements. This transaction, which is subject to approval by the FCC, is expected to close in early 2007. With the Austin and Cincinnati acquisitions, the Company entered into two new radio markets.  In Memphis, the acquisition of three radio stations from CBS adds to the three radio stations that the Company currently owns and operates in this market.  See Note 11 for a description of other related transactions.

Pending Acquisition (Rochester, New York)

On August 18, 2006, the Company entered into an asset purchase agreement with CBS to acquire the assets of four radio stations serving the Rochester radio market for $42.0 million in cash. Under the Communications Act (“Act”), the FCC imposes specific limits on the number of commercial radio stations an entity can own in a single market. Due to these restrictions, the Company cannot own or operate more than five FM radio stations in this market. In addition, the Company is required to meet certain requirements under the HSRA. As a result, the Company agreed to divest three FM radio stations.  Such divestiture must be approved by the U. S. Department of Justice under the HSRA and by the FCC. Due to the requirement to divest stations, the Company cannot determine when closing will occur.  Upon the divestiture of three radio stations and the expected closing on the CBS transaction, the Company would own and operate five radio stations in the Rochester, New York, market.

Pending Acquisition (Springfield, Massachusetts)

On February 10, 2006, the Company entered into an asset purchase agreement to acquire the radio station assets of WVEI-FM (formerly WBEC-FM), serving the Springfield, Massachusetts radio market, for $5.8 million in cash, of which $0.3 million was paid as a deposit on February 10, 2006.  On October 17, 2006, the Company entered into a TBA under the provisions of which the Company paid a deposit of $1.5 million and commenced operations on October 26, 2006. The net revenues, station operating expenses and TBA fees associated with operating this station were included in the Company’s condensed consolidated financial statements for the year ended December 31, 2006. With the commencement of the TBA, the Company began simulcasting the format of WEEI-AM (a radio station owned and operated by the Company in the Boston, Massachusetts market) on WVEI-FM, thereby extending the WEEI-AM brand into a new market. Under the asset purchase agreement and the TBA, the Company did not assume any advertising contracts nor hire any employees. This transaction, which is subject to approval by the Federal Communications Commission, is expected to close in the first half of 2007. The Company does not currently own or operate any other radio stations in this market.

Pending Disposition of Land (Sacramento, California)

On April 7, 2004, the Company entered into an agreement to sell land at one of its Sacramento, California transmitter sites for $10.5 million in cash, of which the buyer has paid $1.0 million to the Company as a deposit. Under certain circumstances, the deposit can be forfeited if the buyer defaults under the agreement. The Company expects to report a substantial gain upon completion of this transaction. Closing on this transaction, which is not assured, is expected in 2007.

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

The Company enters into indemnification agreements in the ordinary course of business. Under these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has not recorded liabilities for these agreements as of December 31, 2006.

Under the Company’s Bank Revolver, the Company is required to reimburse lenders for any increased costs that they may incur in an event of a change in law, rule or regulation resulting in their reduced returns from any change in capital requirements. The Company cannot estimate the potential amount of any future payment under this provision nor can the Company predict if such an event will ever occur.

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

12.          GUARANTOR FINANCIAL INFORMATION

Entercom Radio, LLC (“Radio”), which is a 100% owned finance subsidiary of Entercom Communications Corp., holds the ownership interest in various subsidiary companies that own the operating assets, including broadcasting licenses, permits and authorizations.  Radio is the borrower of: (1) the Company’s senior debt under the Bank Revolver described in Note 8 (A); and (2) the Company’s 7.625% Senior Subordinated Notes, described in Note 8 (B).  Entercom Communications Corp. and each of its direct and indirect 100% owned subsidiaries (other than Radio) is a guarantor of such debt.  Separate condensed consolidating financial information is not included as Entercom Communications Corp. does not have independent assets or operations, Radio is a 100% owned finance subsidiary of Entercom Communications Corp., and all guarantees by Entercom Communications Corp. and its subsidiaries are full and unconditional and joint and several.

Under the Bank Revolver, Radio is permitted to make distributions to Entercom Communications Corp. in amounts, as defined, that are required to pay Entercom Communications Corp.’s reasonable overhead costs, including income taxes and other costs associated with conducting the operations of Radio’s subsidiaries. Under the Company’s 7.625% Senior Subordinated Notes, Radio is permitted to make distributions to Entercom Communications Corp. in amounts, as defined, that are required to pay Entercom Communications Corp.’s overhead costs and other costs associated with conducting the operations of Radio’s subsidiaries.

13.          SHAREHOLDERS’ EQUITY

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

Under the repurchase programs identified below, for the years ended December 31, 2006 and 2005, 3.5 million shares in the amount of $100.5 million at an average price of $28.98 and 5.8 million shares in the amount of $188.4 million at an average price of $32.51 were repurchased, respectively.

May 8, 2006 Program

On May 8, 2006, the Company announced that its Board of Directors approved a continuation of the Company’s share repurchase program by authorizing an additional one-year share repurchase program of up to $100.0 million, with the amount and timing of repurchases over the next year subject to the discretion of management, depending on market conditions and other factors. Under this program, as of December 31, 2006, 0.2 million shares were repurchased in the amount of $4.8 million at an average price of $27.33 per share.  As of February 15, 2007, $95.2 million remained authorized as available for repurchase.

All Share Repurchase Programs

Under the Company’s previous share repurchase programs, during 2006, 2005 and 2004, the Company purchased an aggregate of 12.1 million shares in the amount of $400.0 million at an average price of $33.07 per share.

Conversion of Class B Common Stock

Shares of Class B common stock are transferable only to Joseph M. Field, David J. Field, certain of their family members or trusts for any of their benefit. Upon any other transfer, shares of Class B common stock automatically convert into shares of Class A common stock on a one-for-one basis.

During the year ended December 31, 2006, Joseph M. Field contributed 225,000 shares of Class B common stock to charitable entities. Upon the transfer of the stock, the shares were automatically converted to shares of Class A common stock.

Dividends

The following table presents a summary of the Company’s dividend activity, which commenced during the first quarter of 2006:

(amounts in millions, except per share data)
	Amount
	Per	Total
Declaration	Common	Record	Payment	Amount
Date	Share	Date	Date	Paid

February 20, 2006	$0.38	March 14, 2006	March 30, 2006	$15.4
May 16, 2006	$0.38	June 15, 2006	June 29, 2006	$15.0
September 5, 2006	$0.38	September 15, 2006	September 29, 2006	$15.0
November 16, 2006	$0.38	December 1, 2006	December 15, 2006	$15.0

Grants of restricted stock units made on and after April 6, 2006 included the right, upon vesting, to receive a dividend equivalent amount equal to the aggregate of all dividends which would have been paid on the restricted stock units. The dividend equivalent amount, accrued and unpaid on unvested restricted stock units, was $1.0 million as of December 31, 2006.

14.          EMPLOYEE SAVINGS AND BENEFIT PLANS

401(k) Savings Plan

The Company sponsors a 401(k) savings plan for the purpose of providing retirement benefits for substantially all employees. Subject to certain eligibility requirements, the employees and the Company make contributions to the plan, with the Company matching a portion of the employee’s contribution. The Company matches 50% of an eligible employee’s contribution to the plan up to a maximum employer contribution of 3% of an employee’s compensation. The Company may, at its discretion, reduce or suspend future matching contributions. The Company contributed approximately $1.9 million, $2.0 million and $1.8 million under the 401(k) plan for the years ended December 31, 2006, 2005 and 2004, respectively.

Deferred Compensation Plans

In December 2005 and in December 2003, the Company’s Board of Directors approved an unfunded deferred compensation plan for the directors of the Company effective on January 1, 2006 and for a select group of the Company’s management and highly compensated employees, respectively, with an opportunity to defer a portion of their fees for services as directors and compensation as employees, respectively, on a tax-favored basis. The obligations by the Company to pay these benefits under the plans represent unsecured general obligations that rank equally with the Company’s other unsecured and unsubordinated indebtedness.  As of December 31, 2006 and 2005, $1.9 million and $1.1 million, respectively, were deferred under these plans and were included in other long-term liabilities in the consolidated balance sheets. For the year ended December 31, 2006, the Company recorded $0.2 million as unfunded compensation expense in Corporate General and Administrative Expense.  For the years ended December 31, 2005 and 2004, the Company recorded amounts under $0.1 million in each year as unfunded compensation expense in Corporate General and Administrative Expense. As of December 31, 2006, the Company also recorded a deferred tax asset of $0.7 million in connection with this liability, as the tax benefit of the deferred tax asset is not realized for tax purposes until the liability is paid.

15.          SHARE BASED COMPENSATION

Equity Compensation Plan

Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue up to 10.0 million shares of Class A common stock, which amount is increased by 1.5 million shares, or a lesser number as may be determined by the Company’s Board of Directors, on January 1 of each subsequent year. As a result of the Company’s Option Exchange Program (the “OEP”), as described below, the number of shares that can be issued under the Plan was effectively reduced by 3.6 million. In addition, on November 16, 2006, the Company’s Board of Directors determined that no additional shares would be added to the Plan on January 1, 2007.  As of December 31, 2006, 2.5 million shares are available for future grant. The Plan allows for key employees, directors and consultants to receive share-based compensation awards. The restricted stock units and options that have been issued vest over periods of up to four years. The options expire ten years from the date of grant. The Company issues new shares upon the exercise of stock options and the issuance of restricted stock (or restricted stock units).

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

Stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R and compensation expense for share-based payment awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. The Company used the straight-line single option method for recognizing compensation expense under SFAS No. 123 and SFAS No. 123R. For the year ended December 31, 2006, stock-based compensation expense, which is based on awards ultimately expected to vest, was reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Under the provisions of SFAS No. 123, for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The Company chose to use the modified prospective application implementation strategy. Accordingly, the financial statements for the years ended December 31, 2005 and 2004 were not restated, but disclosure of the pro forma effect on net income for years ended December 31, 2005 and 2004, prior to adoption of SFAS No. 123R, is included in Note 2, Significant Accounting Policies - Share-Based Compensation.

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

Valuation Model Assumptions

The Company applied modification accounting under the provisions of SFAS No. 123R for those options subject to the OEP as described below under Note 15, Share-Based Compensation - Option Exchange Program.  It was not necessary for the Company to apply the option-pricing model method of valuation for share-based awards issued under the provisions of SFAS No. 123R as there were no options granted during the year ended December 31, 2006.

The weighted average fair value of each option granted for the years ended December 31, 2005 and 2004 was $9.19 and $11.06, respectively (no options were issued during the year ended December 31, 2006). For the years ended December 31, 2005 and 2004, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2005	2004
Expected life (years)	5	5
Expected volatility factor (%)	22	22 to 24
Risk-free interest rate (%)	4.0	3.0 to 3.5
Expected dividend yield (%)	—	—

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

Option Activity

For the years ended December 31, 2005 and 2004, the Company issued non-qualified options to purchase 0.1 million and 1.9 million shares of its Class A common stock at prices per share ranging from $28.67 to $35.05 and $31.67 to $52.99, respectively, of which all options were issued at market value at the date of grant. The options vest over a four-year period and expire ten years from the date of grant.

The total intrinsic value of options exercised was $49 thousand, $33 thousand and $1,374 thousand during the years ended December 31, 2006, 2005 and 2004, respectively. Cash received from stock option exercises for the years ended December 31, 2006, 2005 and 2004 was $540 thousand, $176 thousand and $3,088 thousand, respectively. The income tax benefit from stock option exercises for the years ended December 31, 2006, 2005 and 2004 was $18 thousand, $12 thousand and $515 thousand, respectively.

The following table presents the option activity during the year ended December 31, 2006 under the Company’s stock option plan:

				Aggregate
			Weighted-	Intrinsic
		Weighted-	Average	Value
		Average	Remaining	As of
	Number of	Exercise	Contractual	December 31,
	Options	Price	Term	2006

Options outstanding as of December 31, 2005	6,159,838	41.35
Options exercised	(21,334)	24.47
Options forfeited	(7,500)	33.61
Options exchanged for restricted stock units	(3,828,893)	45.81
Options expired	(346,648)	43.23
Outstanding as of December 31, 2006	1,955,463	$32.48	5.9	$2,059,148

Options vested and expected to vest as of December 31, 2006	1,949,802	$32.48	5.9	$2,059,148
Options vested and exercisable as of December 31, 2006	1,915,713	$32.47	5.8	$2,059,148
Weighted average remaining recognition period in years	1.4

As of December 31, 2006, $0.3 million of accumulated unrecognized compensation costs related to unvested stock options, net of forfeitures, are expected to be recognized in future periods over a weighted average period of 1.4 years.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2006:

	Options Outstanding			Options Exercisable
	Number of	Weighted		Number of
	Options	Average	Weighted	Options	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
	at Dec. 31,	Contractual	Exercise	at Dec. 31,	Exercise
Exercise Prices	2006	Life	Price	2006	Price
$18.00 $22.50	232,659	2.1	$20.18	232,659	$20.18
$27.75 $27.75	459,618	3.9	$27.75	459,618	$27.75
$28.19 $34.44	107,125	6.3	$32.39	67,750	$32.15
$35.05 $35.05	952,250	7.9	$35.05	951,875	$35.05
$35.06 $52.05	203,811	5.3	$45.21	203,811	$45.21

	1,955,463	5.9	$32.48	1,915,713	$32.47

Restricted Stock Units

Based upon trends in long-term compensation structures and changes in accounting treatment, the Company modified its approach towards equity compensation awards issued to its key employees by granting a combination of restricted stock units with service conditions and restricted stock units with service and market conditions, in lieu of stock options. The adoption of SFAS No. 123R resulted in certain changes to the Company’s accounting for its restricted stock units. The fair value of restricted stock units with service conditions is estimated based on the market value stock price on the date of the grant, and the fair value of restricted stock units with service and market conditions is estimated using a lattice model as described below.

Restricted Stock Units With Service And Market Conditions

During the year ended December 31, 2006, the Company issued to its executive officers 240,000 restricted stock units with service and market conditions. These shares will vest based on the achievement of market conditions, which are specified stock price appreciation milestones over a period of less than four years. Shares will vest if a particular milestone is reached and maintained, based upon the closing price of the Company’s stock on the New York Stock Exchange for ten consecutive trading days.  The market condition allows for vesting of portions of the award as each milestone is reached.

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

Restricted Stock Unit Activity

The total number of restricted stock units expected to vest is adjusted by estimated forfeitures. As of December 31, 2006, there was $13.7 million of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a remaining weighted-average recognition period of 1.2 years. During the years ended December 31, 2006, 2005 and 2004, 869 units, 2,570 units and 1,912 units, respectively, of restricted stock were both vested and released.

At December 31, 2005, the unamortized compensation expense of $2.2 million related to unvested restricted stock units was recorded as unearned compensation for unvested shares of restricted stock in shareholders’ equity.  In connection with the adoption of SFAS No. 123R on January 1, 2006, such amount was reclassified to a component of paid-in capital.

During the year ended December 31, 2006, the Company issued 714,234 units of restricted stock at a weighted average fair value of $22.92 (net of a fair value adjustment for restricted stock units with service and market based conditions as described above in Note 15) and increased its additional paid-in capital by $16.4 million (amounts include restricted stock units issued with service and market conditions and exclude restricted stock units issued in connection with the Option Exchange Program as described below Note 15 — Option Exchange Program). During the years ended December 31, 2005 and 2004, the Company issued 15,801 units and 70,624 units of restricted stock, respectively, at a weighted average fair value of $31.43 and $39.91, respectively, and increased its additional paid-in capital by $0.5 million (net of a valuation adjustment from previously issued shares of restricted stock) and $2.8 million, respectively.

A summary of the Company’s outstanding restricted stock units, as of December 31, 2006, and changes in restricted stock units under the Plan during the year ended December 31, 2006, is as follows:

			Weighted-	Aggregate
	Number of	Weighted-	Average	Intrinsic
	Restricted	Average	Remaining	Value As Of
	Stock	Purchase	Contractual	December 31,
	Units	Price	Term	2006

Restricted stock units outstanding as of December 31, 2005	104,055	$—
Restricted stock units awarded	728,214	—
Restricted stock units issued in exchange for options	255,267	—
Restricted stock units released	(869)	—
Restricted stock units forfeited	(13,980)	—
Restricted stock units outstanding as of December 31, 2006	1,072,687	$—	1.8	$30,228,320

Restricted stock units vested and expected to vest	1,072,687	$—	1.8	$30,228,320
Restricted stock units vested and deferred	5,910	$—	0.0	$166,544
Weighted average remaining recognition period in years	1.2

Recognized Non-Cash Compensation Expense

Stock-based compensation expense recognized under SFAS No. 123R for the year ended December 31, 2006 was $5.4 million, which consisted of: (1) $5.2 million for awards of restricted stock units; and (2) $0.2 million for stock-based compensation expense related to employee stock options and employee stock purchases. In connection with the recognition of this expense, the Company recorded an income tax benefit of $2.3 million for the year ended December 31, 2006. The income tax benefits were reduced to reflect limitations for tax purposes on deductible compensation for certain key employees.

Stock-based compensation expense recognized under SFAS No. 123 for the years ended December 31, 2005 and 2004 was $0.9 million and $0.7 million, respectively, which consisted of awards of restricted stock units.

The following table summarizes recognized stock-based compensation expense related to employee stock options, employee stock purchase plan purchases and awards of restricted stock units for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
	(amounts in thousands)

Station operating expenses	$1,161	$—	$—
Corporate general and administrative expenses	4,283	873	657
Stock-based compensation expense included in operating expenses	5,444	873	657
Tax benefit	(1,416)	(217)	(255)
Recognized stock-based compensation expense related to employee stock options, employee stock purchase plan purchases and restricted stock units	$4,028	$656	$402

Option Exchange Program

On March 23, 2006, the Company’s Board of Directors approved an amendment to the Plan to permit a one time OEP, which was approved at the May 16, 2006 shareholders’ meeting. On June 5, 2006, the Company commenced the OEP by making an offer to exchange to the Company’s eligible employees and non-employee directors. The Company offered such persons the opportunity to make a one-time election to exchange all of their outstanding stock options with exercise prices equal to or greater than $40.00 per share for a lesser number of shares of the Company’s restricted stock. The exchange ratio under the OEP was fifteen-to-one such that, for each fifteen eligible options surrendered, the holder received one share of restricted stock. On July 7, 2006, following the July 6, 2006 expiration of the OEP, the Company granted 0.3 million restricted stock units in exchange for 3.8 million options. All shares of restricted stock issued under the OEP were granted under the Plan. Options that were exchanged, net of shares of restricted stock issued, are not available for re-grant under the Plan.

In accordance with SFAS No. 123R, the Company applied modification accounting for the OEP. Under this accounting guidance, the Company did not recognize additional share-based compensation expense, as the fair value of the new shares at the time the Company first made the offer to exchange was less than the fair value of the surrendered options. Otherwise, any difference in fair value would have been recognized as an expense on a straight-line basis over the vesting period of the new shares.

On June 5, 2006, the fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: (1) a historical volatility of 46% over a period commensurate with the expected term of 6.25 years with the observation of the volatility on a daily basis; (2) an expected term of 6.25 years based upon the simplified plain-vanilla method as allowed under the provisions of SAB No. 107; (3) a risk-free interest rate of 5.2% that was consistent with the expected term of the stock options and was based on the U.S. Treasury yield curve in effect at the time of the grant; and (4) a dividend yield of 5.6% based upon the Company’s most recent quarterly dividend of $0.38 per common share.  The Company recorded the effect of the OEP on outstanding awards during the third quarter of 2006.

16.          NET INCOME PER COMMON SHARE

Net income (loss) per share is calculated in accordance with SFAS No. 128, “Earnings Per Share,” which requires presentation of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed in the same manner as basic net income (loss) after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes the potential dilution that could occur: (1) if all the Company’s outstanding stock options that are in-the-money were exercised (using the treasury stock method); (2) if the restricted stock units with service conditions were fully vested (using the treasury stock method); (3) if the restricted stock units with service and market conditions were considered contingently issuable; and

(4) if the participation by employees in an Employee Stock Purchase Plan is considered as an option (using the treasury stock method). Anti-dilutive instruments are not considered in this calculation.

The Company has reviewed the guidance of EITF Issue 03-06, “Clarification of Issue 2(a): Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share” on the allocation of undistributed net income and determined that it was appropriate to allocate undistributed net income between Class A and Class B common stock on an equal basis.  For purposes of making this determination, the Company’s charter provides that the holders of Class A and Class B common stock have equal rights and privileges except with respect to voting.

Computation Of Diluted Net Income (Loss) Per Share In Future Periods

On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” which had an effect on the computation of diluted net income (loss) per share in future periods.  When computing net income (loss) per share after the adoption of SFAS No. 123R, under the treasury stock method, the denominator is impacted by: (1) the amount of unrecognized compensation expense that has been measured but not yet recognized; and (2) the potential windfall tax benefits that reflect the current market price of the Company’s stock and the total unrecognized compensation. The number of dilutive shares included in the denominator under SFAS No. 123R is less than the number of shares that had been included under APB Opinion No. 25 as the amount of unrecognized compensation expense under FAS No. 123R is higher than under APB Opinion No. 25.

The effect of stock options and restricted stock units, using the treasury stock method, was dilutive in the calculation of net income per share. The computations are reflected as follows:

Computations For The Year Ended December 31, 2006

	Year Ended December 31, 2006
	(amounts in thousands, except share and per share data)
	Income	Shares	EPS
Basic net income per common share:
Net income	$47,981	39,972,793	$1.20
Impact of options, restricted stock units		231,945
Diluted net income per common share:
Net income	$47,981	40,204,738	$1.19

Potentially dilutive options to purchase 3.8 million shares of common stock at a range of $27.08 to $57.63 were outstanding during 2006, but were excluded from the computation of net income per share as the options’ exercise prices were greater than the average market price of the common stock during 2006.

A minimal number of unvested restricted stock units were excluded from the computation of diluted net income per share, as they were anti-dilutive under the treasury stock method. Restricted stock units with market conditions in the amount of 0.3 million were not included in the computation of diluted net income per share as the market conditions were not satisfied as of December 31, 2006.

Computations For The Year Ended December 31, 2005

	Year Ended December 31, 2005
	(amounts in thousands, except share and per share data)
	Income	Shares	EPS
Basic net income per share:
Net income	$78,361	46,045,438	$1.70
Impact of options and restricted stock units		176,014
Diluted net income per common share:
Net income	$78,361	46,221,452	$1.70

Potentially dilutive weighted options to purchase 5.5 million shares of common stock at a range of $32.30 to $57.63 per share were outstanding during 2005, but were excluded from the computation of net income per share as the options’ exercise prices were greater than the average market price of the common stock during 2005.

A minimal number of unvested restricted stock units were excluded from the computation of diluted net income per share, as they were anti-dilutive under the treasury stock method.

Computations For The Year Ended December 31, 2004

	Year Ended December 31, 2004
	(amounts in thousands, except share and per share data)
	Income	Shares	EPS
Basic net income per share:
Net income	$75,634	50,215,142	$1.51
Impact of options and restricted stock units		319,134
Diluted net income per common share:
Net income	$75,634	50,534,276	$1.50

Potentially dilutive weighted options to purchase 4.0 million shares of common stock at a range of $40.20 to $57.63 per share were outstanding during 2004, but were excluded from the computation of net income per share as the options’ exercise prices were greater than the average market price of the common stock during 2004.

17.          LOSS FROM A NATURAL DISASTER

Hurricane Katrina and its aftermath, including the flooding for a period of time of the majority of the city of New Orleans, the evacuation of its residents and the cessation of day-to-day commerce, severely impacted the operations of the Company’s six radio stations in New Orleans, Louisiana. As a result, for the year ended December 31, 2005, the Company recorded as a separate line item, under operating expenses, $1.7 million of expenses related to a natural disaster, which was comprised of an increase to the Company’s accounts receivable reserve (see Note 2, Significant Accounting Policies - Trade Receivables and Related Allowance for Doubtful Accounts) and the abandonment of certain broadcasting facilities and equipment.  See Note 11, Commitments and Contingencies, for a discussion of insurance coverage.

Based upon an analysis of expected cash flows and examples of other natural disasters, including the subsequent rebuilding of the communities thereafter, the Company has determined it is more likely than not that the fair value of the Company’s FCC licenses, goodwill and other intangibles for the Company’s New Orleans market has not been reduced below the amount reflected in the balance sheets. Accordingly, no impairment charges were recorded for the years ended December 31, 2006 and 2005. If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company’s broadcasting licenses below the amount reflected in the balance sheets, the Company may be required to recognize impairment charges in future periods (see Note 3, Intangible Assets - Broadcasting Licenses and Goodwill).

18.          SUBSEQUENT EVENTS

Restricted Stock Grants

Under the Plan, on January 29, 2007, the Company’s Board of Directors authorized the Company to grant to senior executives and key managers 0.4 million restricted stock units that vest over four years.  The Company will record the fair value of these awards equal to the fair market value of the Company’s stock at the grant date. Under certain circumstances, the grant date may differ from the date authorized by the Board of Directors, as the grant date is dependent on certain factors under the provisions of SFAS No. 123R, including when the key terms and conditions of the award are communicated to the employee.

Radio Station Dispositions

Austin, Texas

On February 20, 2007, the Company entered into an asset purchase agreement with a buyer to dispose of KXBT-FM in Austin, Texas for an amount of $20.0 million in cash, of which $1.0 million was paid as a deposit on February 20, 2007. Concurrently with entering into the asset exchange agreement, the Company also entered into a time brokerage agreement that commenced on February 26, 2007.  The Company cannot complete the sale of KXBT-FM until the Company has completed the acquisition of this station from CBS (see Note 11). The Company believes that the elimination of this station and the station’s position in the market, to the remaining three stations the Company currently operates in this market, will not alter the Company’s competitive position in the market. The Company anticipates that this transaction, which is subject to FCC approval, will close in the first half of 2007.

Portland, Oregon

On January 31, 2007, the Company entered into an asset purchase agreement with a buyer to dispose of KTRO-AM (formerly KKSN-AM) in Portland, Oregon for an amount between $4.2 million and $4.5 million in cash, which amount depends on the Company’s compliance with certain conditions. Concurrently with entering into the asset exchange agreement, the Company also entered into a time brokerage agreement. The Company believes that the elimination of this station and the station’s position in the market, to the remaining six stations the Company currently operates in this market, will not alter the Company’s competitive position in the market. This transaction, which is subject to approval by the FCC, is expected to close in the first half of 2007.

Exchange Of Radio Stations

Cincinnati, Ohio; Seattle, Washington; and San Francisco, California

On January 17, 2007, the Company entered into an agreement with Bonneville International Corporation (“Bonneville”) to exchange certain radio stations in Cincinnati and Seattle for certain radio stations in San Francisco, California and $1.0 million in cash. Concurrently with entering into the asset exchange agreement, the Company also entered into two time brokerage agreements. Pursuant to these TBAs, the Company commenced operations of the San Francisco stations and Bonneville commenced operations of the Cincinnati and Seattle stations simultaneously on February 26, 2007. During the period of the TBA, the Company will include net revenues, station operating expenses and TBA (income) fees associated with operating these stations in the Company’s consolidated financial statements. The Company cannot complete the sale of the Cincinnati stations to Bonneville until the Company has completed the acquisition of stations from CBS and completed the transaction to exchange with Cumulus certain stations in Cincinnati (see table below for summary of transactions).  The fair value of the assets acquired in exchange for the assets disposed cannot be determined at this time as it will be dependent on the results of an appraisal for all assets included in this transaction. The transaction, which is subject to FCC approval, is expected to close during the second quarter of 2007. Upon completion of the transactions described under Note 11, the Company will (1) own three stations in San Francisco, a new market for the Company; (2) continue to own and operate four radio stations in the Seattle market; and (3) exit the Cincinnati market.  See Note 11 for a description of the other transactions that are related to this exchange.

The following is a summary of those radio stations that are included in the exchange:

Market	Radio Stations	Transactions
San Francisco, CA	KDFC-FM; KMAX-FM; and KOIT-FM	Company acquires radio stations from Bonneville
Seattle, WA	KBSG-FM; KIRO-AM; and KTTH-AM	Company disposes of radio stations to Bonneville
Cincinnati, OH	WKRQ-FM; WUBE-FM; WYGY-FM; WGRR-FM	Company acquires radio stations from CBS
Cincinnati, OH	WGRR-FM	Company disposes of a radio station to Cumulus
Cincinnati, OH	WSWD-FM	Company acquires a radio station from Cumulus
Cincinnati, OH	WKRQ-FM; WSWD-FM; WUBE-FM; WYGY-FM	Company disposes of radio stations to Bonneville

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

	Quarters ended
	(amounts in thousands, except per share data)
	December 31	September 30	June 30	March 31
2006
Net revenues	$118,548	$114,343	$116,459	$91,135
Operating income	$26,861	$38,416	$39,493	$21,810
Net income	$6,935	$16,160	$17,131	$7,755

Basic net income per common share(1)	$0.18	$0.41	$0.43	$0.19
Weighted basic average common shares outstanding	39,476	39,528	39,572	41,344

Diluted net income per common share(1)	$0.17	$0.41	$0.43	$0.19
Weighted diluted average common and common
equivalent shares outstanding	39,891	39,842	39,797	41,468

Dividends declared and paid per common share	$0.38	$0.38	$0.38	$0.38

2005
Net revenues	$103,723	$115,001	$119,489	$94,307
Operating income	$33,766	$41,472	$45,390	$32,340
Net income	$15,771	$22,078	$24,275	$16,237

Basic net income per common share(1)	$0.35	$0.48	$0.53	$0.34
Weighted basic average common shares outstanding	44,900	45,825	45,855	47,638

Diluted net income per common share (1)	$0.35	$0.48	$0.53	$0.34
Weighted diluted average common and common
equivalent shares outstanding	45,041	46,001	46,136	47,917

(1)           Net income per share is computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly per share amounts may not equal the annual per share amounts reported.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bala Cynwyd, Pennsylvania, on February 28, 2007.

ENTERCOM COMMUNICATIONS CORP.

By:	/s/ DAVID J. FIELD
David J. Field, President, Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

Principal Executive Officer:

/s/ DAVID J. FIELD	President, Chief Executive Officer and a	February 28, 2007
David J. Field	Director

Principal Financial Officer:

/s/ STEPHEN F. FISHER	Executive Vice President and Chief Financial	February 28, 2007
Stephen F. Fisher	Officer

Principal Accounting Officer:

/s/ EUGENE D. LEVIN	Vice President, Treasurer and Controller	February 28, 2007
Eugene D. Levin

Directors:

/s/ JOSEPH M. FIELD	Chairman of the Board	February 28, 2007
Joseph M. Field

/s/ DAVID J. BERKMAN	Director	February 28, 2007
David J. Berkman

/s/ JOHN C. DONLEVIE	Executive Vice President, Secretary	February 28, 2007
John C. Donlevie	General Counsel and a Director

/s/ DANIEL E. GOLD	Director	February 28, 2007
Daniel E. Gold

/s/ EDWARD H. WEST	Director	February 28, 2007
Edward H. West

/s/ ROBERT S. WIESENTHAL	Director	February 28, 2007
Robert S. Wiesenthal

INDEX TO EXHIBITS

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2) (Originally filed as Exhibit 3.02)
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
10.05

First Amended and Restated Credit Agreement dated as of August 12, 2004 among Entercom Radio, LLC as the Borrower, Entercom Communications Corp., as the Parent, KeyBank National Association as Administrative Agent and L/C Issuer, Bank of America, N.A. as Syndication Agent, Harris Nesbitt, JPMorgan Chase Bank and Suntrust Bank as Co-Documentation Agents and J.P. Morgan Securities Inc., as Joint Lead Arranger and Joint Book Manager. (6)

10.06

First Amendment To First Amended And Restated Credit Agreement dated as of September 22, 2006, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, KeyBank National Association as Administrative Agent and L/C Issuer Bank of America, N.A. as Syndication Agent and certain the other Lenders parties. (7) (Originally filed as Exhibit 10.03)

10.07

Second Amendment To First Amended And Restated Credit Agreement dated as of December 8, 2006, by and among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, KeyBank National Association as Administrative Agent and L/C Issuer Bank of America, N.A. as Syndication Agent and certain the other Lenders parties. (8)

10.08

Asset Purchase Agreement dated as of August 18, 2006 among CBS Radio Stations, Inc., Texas CBS Radio, L.P. and CBS Radio, Inc. of Illinois and Entercom Communications Corp. (7) (Originally filed as Exhibit 10.01)

10.09	Asset Purchase Agreement dated as of August 18, 2006 between CBS Radio Stations, Inc. and Entercom Communications Corp. (7) (Originally filed as Exhibit 10.02)
21.01	Information Regarding Subsidiaries of Entercom Communications Corp. (8)
23.01	Consent of PricewaterhouseCoopers LLP. (8)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (8)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (8)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (9)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (9)

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

(7)                                  Incorporated by reference to an exhibit (as indicated above) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as filed on November 6, 2006.

(8)                                  Filed herewith.

(9)                                  These exhibits are submitted as “accompanying” this Annual Report on Form 10-K and shall not be deemed to be “filed” as part of such Annual Report on Form 10-K.