Form 10-Q
period 2007-03-31
ENTERCOM COMMUNICATIONS CORP
filed 2007-05-08
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Class A common stock, $.01 par value – 32,410,316 Shares Outstanding as of May 1, 2007

Class B common stock, $.01 par value – 8,046,805 Shares Outstanding as of May 1, 2007

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

Key risks to our company are described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2007 and as may be supplemented by the risks described herein under Part II, Item 1A, of our quarterly reports on Form 10-Q.

ii

PART I

FINANCIAL INFORMATION

ITEM 1.                             Financial Statements

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2007 AND DECEMBER 31, 2006

(amounts in thousands)

(unaudited)

ASSETS

	MARCH 31,	DECEMBER 31,
	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$10,751	$10,795
Accounts receivable, net of allowance for doubtful accounts	78,618	90,263
Prepaid expenses and deposits	10,635	6,575
Prepaid and refundable income taxes	14,233	7,325
Deferred tax assets	2,822	3,383
Total current assets	117,059	118,341

INVESTMENTS	3,894	4,867

PROPERTY AND EQUIPMENT:
Land, land easements and land improvements	14,514	14,514
Buildings	21,289	21,186
Equipment	113,520	112,020
Furniture and fixtures	14,956	14,949
Leasehold improvements	15,532	15,528
	179,811	178,197
Accumulated depreciation	(97,260)	(93,408)
	82,551	84,789
Capital improvements in progress	4,763	3,243
Net property and equipment	87,314	88,032

RADIO BROADCASTING LICENSES - Net	1,351,389	1,351,389

GOODWILL - Net	157,242	157,242

DEFERRED CHARGES AND OTHER ASSETS - Net	13,215	13,387

TOTAL	$1,730,113	$1,733,258

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2007 AND DECEMBER 31, 2006

(amounts in thousands)

(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	MARCH 31,	DECEMBER 31,
	2007	2006
CURRENT LIABILITIES:
Accounts payable	$672	$1,239
Accrued expenses	20,119	22,612
Accrued liabilities:
Salaries	6,705	8,097
Interest	1,877	4,661
Advertiser obligations and other commitments	1,457	1,788
Other	3,492	3,909
Current portion of long-term debt	20	20
Total current liabilities	34,342	42,326

LONG-TERM LIABILITIES:
Senior debt	545,214	526,219
7.625% senior subordinated notes	150,000	150,000
Deferred tax liabilities	238,600	229,205
Other long-term liabilities	10,690	8,416
Total long-term liabilities	944,504	913,840
Total liabilities	978,846	956,166

COMMITMENT AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	404	404
Additional paid-in capital	634,096	641,889
Retained earnings	116,858	134,655
Accumulated other comprehensive income (loss)	(91)	144
Total shareholders’ equity	751,267	777,092

TOTAL	$1,730,113	$1,733,258

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006

NET REVENUES	$100,022	$91,135

OPERATING (INCOME) EXPENSE:
Station operating expenses, including non-cash compensation expense of $519 in 2007 and $61 in 2006	68,374	59,566
Depreciation and amortization	4,090	3,923
Corporate general and administrative expenses, including non-cash compensation expense of $1,332 in 2007 and $210 in 2006	7,700	5,961
Time brokerage agreement fees	4,040	—
Net (gain) loss on sale or disposal of assets	118	(125)
Total operating expense	84,322	69,325
OPERATING INCOME	15,700	21,810

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing costs of $402 in 2007 and $329 in 2006	12,040	9,684
Interest and dividend income	(184)	(159)
Net gain on derivative instruments	(30)	(296)
Gain on investments	(75)	—
TOTAL OTHER EXPENSE	11,751	9,229

INCOME BEFORE INCOME TAXES	3,949	12,581
INCOME TAXES	4,513	4,826

NET INCOME (LOSS)	$(564)	7,755

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$(0.01)	$0.19

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.38	$0.38

WEIGHTED AVERAGE SHARES:
Basic	39,386,939	41,343,973
Diluted	39,386,939	41,467,678

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006

NET INCOME (LOSS)	$(564)	$7,755

OTHER COMPREHENSIVE LOSS, NET OF TAX BENEFIT:
Unrealized loss on investments, net of a tax benefit of $119 in 2007 and $194 in 2006	(235)	(307)

COMPREHENSIVE INCOME (LOSS)	$(799)	$7,448

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2007 AND YEAR ENDED DECEMBER 31, 2006

(amounts in thousands, except share data)

(unaudited)

								Accumulated
	Common Stock				Additional	Retained		Other
	Class A		Class B		Paid-in	Earnings	Unearned	Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Compensation	Income	Total

Balance, December 31, 2005	34,610,114	$346	8,271,805	$82	$738,384	$148,141	$(2,242)	$1,004	$885,715
Net income	—	—	—	—	—	47,981	—	—	47,981
Reclassification of unearned compensation	—	—	—	—	(2,242)	—	2,242	—	—
Conversion of Class B common stock to Class A common stock	225,000	2	(225,000)	(2)	—	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	115	—	—	—	115
Compensation expense related to granting of restricted stock	969,501	11	—	—	4,977	—	—	—	4,988
Issuance of common stock related to an incentive plan	21,696	—	—	—	579	—	—	—	579
Exercise of stock options	21,334	—	—	—	540	—	—	—	540
Tax benefit adjustment related to option exercises	—	—	—	—	—	—	—	—	—
Common stock repurchase	(3,468,300)	(35)	—	—	(100,464)	—	—	—	(100,499)
Payments of dividends of $1.52 per common share	—	—	—	—	—	(60,448)	—	—	(60,448)
Accrued dividends on restricted stock units	—	—	—	—	—	(1,019)	—	—	(1,019)
Net unrealized loss on investments	—	—	—	—	—	—	—	(860)	(860)
Balance, December 31, 2006	32,379,345	324	8,046,805	80	641,889	134,655	—	144	777,092
Net loss	—	—	—	—	—	(564)	—	—	(564)
Accounting change, net of taxes	—	—	—	—	—	(1,850)	—	—	(1,850)
Compensation expense related to granting of stock options	—	—	—	—	7	—	—	—	7
Compensation expense related to granting of restricted stock	399,482	4	—	—	2,887	—	—	—	2,891
Issuance of common stock related to an incentive plan	5,071	—	—	—	141	—	—	—	141
Exercise of stock options	17,001	—	—	—	419	—	—	—	419
Tax benefit adjustment related to option exercises	—	—	—	—	20	—	—	—	20
Common stock repurchase	(353,305)	(4)	—	—	(9,996)	—	—	—	(10,000)
Purchase of vested employee restricted stock units	(41,933)	—	—	—	(1,271)	—	—	—	(1,271)
Payments of dividends	—	—	—	—	—	(14,931)	—	—	(14,931)
Accrued dividends on restricted stock units	—	—	—	—	—	(452)	—	—	(452)
Net unrealized loss on investments	—	—	—	—	—	—	—	(235)	(235)
Balance, March 31, 2007	32,405,661	$324	8,046,805	$80	$634,096	$116,858	$—	$(91)	$751,267

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006

OPERATING ACTIVITIES:
Net income (loss)	$(564)	$7,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes amortization of station operating expenses of $2 in 2007)	4,092	3,923
Amortization of deferred financing costs	402	329
Deferred taxes	11,158	9,274
Tax benefit on exercise of options	20	11
Provision for bad debts	761	496
(Gain) loss on sale or disposal of assets	118	(125)
Non-cash stock-based compensation expense	1,851	271
Gain on investments	(75)	—
Net gain on derivative instruments	(30)	(296)
Deferred rent	(55)	51
Unearned revenue - long-term	(9)	(9)
Deferred compensation	429	367
Tax benefit for vesting of restricted stock unit awards	(1,062)	—
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
Accounts receivable	10,886	7,233
Prepaid expenses and deposits	(4,060)	(2,115)
Prepaid and refundable income taxes	(6,908)	(4,741)
Accounts payable and accrued liabilities	(8,321)	(8,645)
Net cash provided by operating activities	8,633	13,779

INVESTING ACTIVITIES:
Additions to property and equipment	(3,277)	(3,749)
Proceeds from sale of property, equipment, intangibles and other assets	14	216
Deferred charges and other assets	(159)	(68)
Purchases of investments	—	(44)
Proceeds from investments	694	—
Station acquisition deposits and costs	(249)	612
Net cash used in investing activities	(2,977)	(3,033)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	27,500	86,000
Payments of long-term debt	(8,505)	(8,005)
Proceeds from issuance of stock under the employee stock plan	120	153
Purchase of the Company’s common stock	(10,000)	(77,216)
Purchase of vested restricted stock units	(1,271)	—
Proceeds from the exercise of stock options	419	247
Payment of dividend equivalents on vested restricted stock units	(94)	—
Payment of cash dividends	(14,931)	(15,392)
Tax benefit for vesting of restricted stock awards	1,062	—
Net cash used in financing activities	(5,700)	(14,213)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(44)	(3,467)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,795	16,071
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,751	$12,604

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(amounts in thousands, except share data)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$38,376	$11,982
Income taxes paid	$174	$52

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES -

In connection with the issuance of 0.4 million restricted stock units (net of forfeitures) during the three months ended March 31, 2007, the Company will increase its paid in capital in the amount of $11.6 million over the vesting period of the restricted stock units.

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES  TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

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

This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements as of and for the year ended December 31, 2006 and filed with the SEC on February 28, 2007, as part of the Company’s Annual Report on Form 10-K.

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

Use Of Estimates

The Company makes estimates and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes. The Company uses estimates to determine the remaining economic lives and carrying values of property and equipment and other definite-lived intangible assets. The Company estimates the fair value of the Company’s radio broadcasting licenses and goodwill for purposes of testing for impairment. The Company also uses assumptions when employing the Black-Scholes valuation model to estimate the fair value of stock options and lattice models for certain restricted stock units (see Note 2).  Actual results may differ from the Company’s estimates.

Recent Accounting Pronouncements

FAS No. 159

In February 2007, the FASB issued Financial Accounting Standard (“FAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.”  FAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. FAS 159 is effective for the Company as of January 1, 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact, if any, of FAS 159 on the Company’s financial position, results of operations or cash flows.

FAS No. 157

On September 15, 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 applies whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating SFAS No. 157 and its potential effect on the Company’s financial position, results of operations or cash flows.

FIN 48

On July 13, 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” that provides guidance on the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions that a company has taken or expects to take on a tax return.  Under FIN 48, financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts. The interpretation also revises the disclosure requirements and was effective for the Company as of January 1, 2007.  See Note 12, Income Taxes, for further discussion of FIN 48 and its effect on the Company’s financial position, results of operations or cash flows.

2.                                      SHARE-BASED COMPENSATION

Under the Entercom Equity Compensation Plan (the “Plan”), the Company may issue up to 10.0 million shares of Class A common stock, which amount is increased by 1.5 million shares, or a lesser number as may be determined by the Company’s Board of Directors, on January 1 of each subsequent year. The January 1, 2007 increase, however, did not occur since the Company’s Board of Directors determined on November 16, 2006, that no additional shares would be added to the Plan.  In addition, as a result of a March 23, 2006 amendment to the Plan in connection with the Option Exchange Program (the “OEP”), as described below, the number of shares that can be issued under the Plan was effectively reduced by 3.6 million. As of March 31, 2007, 2.1 million shares are available for future grant. The Plan allows for certain employees, directors and consultants to receive share-based compensation awards. The restricted stock units and options that have been issued vest over periods of up to four years. The options expire ten years from the date of grant. The Company issues new shares upon the exercise of stock options and the issuance of restricted stock (or restricted stock units).

Restricted Stock Units

Based upon trends in long-term compensation awards and market conditions, the Company modified its approach towards equity compensation awards issued to certain of its employees by granting restricted stock units in lieu of stock options.  The fair value of restricted stock units with service conditions is estimated based on the market value stock price on the date of the grant, and the fair value of restricted stock units with service and market conditions is estimated using a lattice model as described below.

During the three months ended March 31, 2007, the Company issued 0.4 million restricted stock units (net of forfeitures) at a weighted average fair value of $29.10 and will increase its additional paid-in capital by $11.6 million over the vesting period of the restricted stock units. During the three months ended March 31, 2006, the Company did not issue any restricted stock units.

As of March 31, 2007, there was $22.2 million of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a remaining weighted-average recognition period of 1.6 years. During the three months ended March 31, 2007 and 2006, 152,864 units and 38 units, respectively, of restricted stock were both vested and released.

A summary of the Company’s outstanding restricted stock units as of March 31, 2007, and changes in restricted stock units during the three months ended March 31, 2007, is as follows:

			Weighted-	Aggregate
	Number of	Weighted-	Average	Intrinsic
	Restricted	Average	Remaining	Value As Of
	Stock	Purchase	Contractual	March 31,
	Units	Price	Term	2007

Restricted stock units outstanding as of December 31, 2006	1,072,687	$—
Restricted stock units awarded	424,831	—
Restricted stock units released	(152,864)	—
Restricted stock units forfeited	(25,349)	—
Restricted stock units outstanding as of March 31, 2007	1,319,305	$—	2.1	$37,178,015

Restricted stock units expected to vest	1,261,533	$—	2.0	$35,550,005
Restricted stock units exercisable (vested and deferred)	4,410	$—	0.0	$124,274
Weighted average remaining recognition period in years	1.6

Recognized Non-Cash Compensation Expense

Stock-based compensation expense recognized under SFAS No. 123R for the three months ended March 31, 2007 was $1.9 million, which primarily consisted of awards of restricted stock units. Stock-based compensation expense recognized under SFAS No. 123R for the three months ended March 31, 2006 was $0.3 million, which consisted of: (1) $0.2 million for awards of restricted stock units; and (2) $0.1 million for stock-based compensation expense related to employee stock options and employee stock purchases.  In connection with the recognition of this expense, the Company recorded an income tax benefit of $0.5 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively. The income tax benefits were reduced to reflect limitations for tax purposes on deductible compensation for certain key employees.

The following table summarizes recognized stock-based compensation expense related to employee stock options, employee stock purchase plan purchases and awards of restricted stock units for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
	(amounts in thousands)

Station operating expenses	$519	$61
Corporate general and administrative expenses	1,332	210
Stock-based compensation expense included in operating expenses	1,851	271
Tax benefit	(535)	(105)
Recognized stock-based compensation expense related to employee stock options, employee stock purchase plan purchases and restricted stock units	$1,316	$166

Options

The Company used the Black-Scholes option-pricing model method of valuation for share-based awards under the provisions of SFAS No. 123 for grants awarded prior to January 1, 2006. It was not necessary for the Company to apply the option-pricing model method of valuation for share-based awards issued under the provisions of SFAS No. 123R as no options were granted since 2005.

The total intrinsic value of options exercised was $54 thousand and $30 thousand during the three months ended March 31, 2007 and 2006, respectively. Cash received from stock option exercises for the three months ended March 31, 2007 and 2006 was $439 thousand and $247 thousand, respectively. The income tax benefit from stock option exercises was $20 thousand and $11 thousand for the three months ended March 31, 2007 and 2006, respectively.

The following table presents the option activity for the three months ended March 31, 2007:

				Aggregate
			Weighted-	Intrinsic
		Weighted-	Average	Value
		Average	Remaining	As of
	Number of	Exercise	Contractual	March 31,
	Options	Price	Term	2007

Options outstanding as of December 31, 2006	1,955,463	$32.48
Options granted	—	$—
Options exercised	(17,001)	$24.66
Options forfeited	(8,000)	$31.65
Options expired	(30,625)	$33.93

Outstanding as of March 31, 2007	1,899,837	$32.53	5.6	$1,998,472

Options vested and expected to vest	1,896,269	$32.53	5.6	$1,998,472
Options vested and exercisable as of March 31, 2007	1,875,712	$32.53	5.6	$1,998,472
Weighted average remaining recognition period in years	1.4

As of March 31, 2007, $0.2 million of accumulated unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, is expected to be recognized in future periods over a weighted average period of 1.4 years.

The following table presents the options outstanding as of March 31, 2007:

		Options Outstanding			Options Exercisable
		Number of	Weighted		Number of
		Options	Average	Weighted	Options	Weighted
		Outstanding	Remaining	Average	Exercisable	Average
		at March 31,	Contractual	Exercise	at March 31,	Exercise
Exercise Prices		2007	Life	Price	2007	Price
$18.00	$22.50	222,658	1.8	$20.07	222,658	$20.07
$27.75	$27.75	450,618	3.6	$27.75	450,618	$27.75
$28.19	$34.44	90,375	5.9	$32.43	66,500	$32.29
$35.05	$35.05	933,000	7.6	$35.05	932,750	$35.05
$35.06	$52.05	203,186	5.1	$45.23	203,186	$45.23

		1,899,837	5.6	$32.53	1,875,712	$32.52

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

Other than goodwill, the Company uses a direct value method to determine the fair value of all intangible assets required to be: (i) recognized under SFAS No. 141; and (ii) tested for impairment under the provisions of SFAS No. 142.

Broadcasting Licenses

SFAS No. 142 requires the Company to test broadcasting licenses for impairment, at a minimum, on an annual basis. The Company performs its annual impairment test in the first quarter of each year by: (i) determining the reporting unit; and (ii) comparing the carrying amount of the broadcasting licenses reflected on the balance sheet in each reporting unit to the fair value of the reporting unit’s broadcasting licenses.

If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company’s broadcasting licenses below the amount reflected in the balance sheet, the Company is required to retest and may be required to recognize impairment charges in future periods.

The amount of unamortized broadcasting licenses reflected in the balance sheet as of March 31, 2007 was $1.4 billion.  The Company determines the fair value of the broadcasting licenses by relying primarily on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The fair value contains assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables would include but not be limited to: (1) the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values.

During each of the first quarters of 2007 and 2006, the Company completed the non-amortizing intangible asset impairment test for broadcasting licenses and determined that: (1) the reporting unit was a radio market; and (2) the fair value of the broadcasting licenses was equal to or greater than the amount reflected in the balance sheet for each of the Company’s markets. Based upon the results of each of the asset impairment tests, no impairment charges were recorded.

Goodwill

SFAS No. 142 requires the Company to test goodwill for impairment, at a minimum, on an annual basis. The Company performs its annual impairment test during the second quarter of each year by: (1) determining the reporting unit; and (2) comparing the fair value for each reporting unit with the amount reflected on the balance sheet. If the fair value for any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to the amount reflected in the balance sheet.

The amount of goodwill reflected in the balance sheet as of March 31, 2007 was $157.2 million. To determine the fair value, the Company uses an income or market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.

No event occurred or circumstances changed during the first quarter of 2007 or 2006 that would have, more likely than not, reduced the fair value of goodwill below the amount reflected in the balance sheet and, accordingly, no impairment charge was recorded for the three months ended March 31, 2007 and 2006.

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2007.

(B) Definite-Lived Intangibles

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships,  acquired advertising contracts and income leases that are amortized in accordance with SFAS No. 142. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The amount of the amortization expense for definite-lived intangible assets was $0.1 million for each of the three months ended March 31, 2007 and 2006. As of March 31, 2007, the Company reflected $0.3 million in unamortized definite-lived assets, which amount is included in deferred charges and other assets on the balance sheet.

The following is an estimate of the amortization expense for definite-lived assets, in thousands, for each of the succeeding years ending December 31:

Definitive-
Lived
Assets
Years ending December 31,
2007 (excludes the three months ended March 31, 2007)	$105
2008	86
2009	46
2010	15
2011	10
Thereafter	13
Total	$275

4.                                      ACQUISITIONS AND UNAUDITED PRO FORMA SUMMARY

Acquisitions For The Three Months Ended March 31, 2007 And 2006

There were no acquisitions or dispositions during the three months ended March 31, 2007 (see Note 8, Commitments and Contingencies, for a discussion of pending transactions) and the three months ended March 31, 2006.

Unaudited Pro Forma Summary Of Financial Information

The following unaudited pro forma summary of financial information presents the consolidated results of operations as if any acquisitions which occurred during the period of January 1, 2006 through March 31, 2007 had all occurred as of the beginning of the respective periods. The summary also includes certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund acquisitions which would have been incurred had such acquisitions occurred as of the beginning of the respective periods. There were no acquisitions during the three months ended March 31, 2007; therefore, actual information appears in the tables below. These unaudited pro forma results, which do not reflect: (1) dispositions of radio stations; and (2) acquisitions and dispositions of certain contracts or joint sales agreements, have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future.

	Three Months Ended March 31,
	2007	2006
	(amounts in thousands, except per share data)
	Actual	Pro Forma

Net revenues	$100,022	$91,135
Net income (loss)	$(564)	$7,496
Net income (loss) per common share - basic and diluted	$(0.01)	$0.18

5.                                      SENIOR DEBT

Bank Revolver

The Company’s Bank Revolver is a five-year senior secured revolving credit facility in the amount of $900.0 million that matures on August 11, 2009. The Company uses the Bank Revolver to: (i) provide for working capital; and (ii) provide for general corporate purposes, including capital expenditures and any or all of the following: repurchases of Class A common stock, acquisitions and dividends. The Bank Revolver is secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly owned subsidiaries. The Bank Revolver requires the Company to comply with certain financial covenants and leverage ratios which are defined terms within the agreement, including: (1) Total Debt to Operating Cash Flow; (2) Operating Cash Flow to Interest Expense; and (3) Operating Cash Flow to Fixed Charges. Upon the occurrence of certain events, the interest rate under the Bank Revolver can increase to: (a) a maximum of the Eurodollar rate plus 1.50%; or, (b) the greater of prime rate plus 0.50% or the federal funds rate plus 1.0%.  The Company also pays a commitment fee that varies, depending on certain financial covenants and the amount of the unused commitment, to a maximum of 0.375% per year, on the average unused balance of the Bank Revolver.

As of March 31, 2007, the Company had $545.0 million outstanding, as well as a $1.5 million letter of credit, under the Bank Revolver. Subject to covenant compliance at the time of each borrowing, the amount available under the Bank Revolver as of March 31, 2007 was $353.5 million.  Management believes that, as of March 31, 2007, the Company was in compliance with all financial covenants and all other terms of the Bank Revolver. Any borrowings necessary to consummate closing on any of the pending transactions as described under Note 8, Commitments and Contingencies, is conditioned on compliance under the Bank Revolver at the time of closing.

Guarantor Financial Information

Entercom Radio, LLC (“Radio”), which is a wholly owned finance subsidiary of Entercom Communications Corp., holds the ownership interest in various subsidiary companies that own the operating assets, including broadcasting licenses, permits and authorizations.  Radio is the borrower of: (1) the Company’s senior debt under the Bank Revolver described in Note 5; and (2) the Company’s 7.625% Senior Subordinated Notes, described in Note 6. Entercom Communications Corp. and each of its direct and indirect 100% owned subsidiaries (other than Radio) is a guarantor of such debt.  Separate condensed consolidating financial information is not included as Entercom Communications Corp. does not have independent assets or operations, Radio is a 100% owned finance subsidiary of Entercom Communications Corp., and all guarantees by Entercom Communications Corp. and its subsidiaries are full and unconditional, and joint and several.

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

Interest Rate Transactions

The Company from time to time enters into interest rate transactions with different banks to diversify its risk associated with interest rate fluctuations against the variable rate debt under the Bank Revolver. Under these transactions, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt.  See Note 7, Derivative and Hedging Activities, for further discussion.

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

Interest on the Notes accrues at the rate of 7.625% per year and is payable semi-annually in arrears on March 1 and September 1. The Company could redeem the Notes on and after March 1, 2007 at an initial redemption price of approximately 103.8% of their principal amount plus accrued interest. The Notes are unsecured and rank junior to the Company’s senior indebtedness. In addition to the parent, Entercom Communications Corp., all of the Company’s subsidiaries (other than Entercom Radio, LLC, the issuer of the Notes) have fully and unconditionally guaranteed jointly and severally these Notes (the “Subsidiary Guarantors”).  Under certain covenants, the Subsidiary Guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Notes, and the Subsidiary Guarantors cannot incur additional indebtedness under certain restrictive covenants.

7.                                      DERIVATIVE AND HEDGING ACTIVITIES

In accordance with the provisions of SFAS No. 133, as amended, “Accounting for Derivative and Hedging Activities,” the Company follows established accounting and reporting standards for: (1) derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives; and (2) hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects net income (loss). A derivative that does not qualify as a hedge is marked to fair value through the statement of operations. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedging transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item.  If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively (see Note 5, Senior Debt - Interest Rate Transactions).

As of March 31, 2007 and 2006, the Company had an interest rate transaction outstanding with a notional amount of $30.0 million and an initial term of 10 years, that expires in February 2008. This interest rate transaction effectively fixes the interest at a rate of 5.8% on borrowings equal to the total notional amount.  This derivative does not qualify for hedge accounting treatment. For the three months ended March 31, 2007 and 2006, the Company recorded to the condensed consolidated statement of operations a net gain of under $0.1 million and $0.3 million, respectively, under net gain on derivative instruments.

8.                                      COMMITMENTS AND CONTINGENCIES

Pending Transactions

The following transactions to acquire and divest radio stations are subject to FCC approval and are expected to close during the second quarter of 2007 (other than the divestiture of the Rochester stations for the reasons described below).

Pending Exchange:  Cincinnati, Ohio; Seattle, Washington; and San Francisco, California

On January 17, 2007, the Company entered into an agreement with Bonneville International Corporation (“Bonneville”) to exchange certain radio stations in Cincinnati, Ohio, and Seattle, Washington, for certain radio stations in San Francisco, California, and $1.0 million in cash. Concurrently with entering into the asset exchange agreement, the Company also entered into two time brokerage agreements (“TBA”).  Pursuant to these TBAs, on February 26, 2007 the Company commenced operations of the San Francisco stations and Bonneville commenced operations of the Cincinnati and Seattle stations. During the period of the TBA, the Company will: (i) include net revenues and station operating expenses associated with operating the San Francisco stations in the Company’s consolidated financial statements; and (ii) exclude net revenues and station operating expenses associated with operating the Cincinnati stations and three of the Seattle stations in the Company’s consolidated financial statements. The Company cannot complete the sale of the Cincinnati stations to Bonneville until the Company has completed the acquisition of stations from CBS Radio Stations Inc. (“CBS”) and completed the transaction to exchange with Cumulus Media Partners LLC (“Cumulus”) certain stations in Cincinnati (see table below for summary of transactions).  The fair value of the assets acquired in exchange for the assets disposed cannot be determined at this time as it is dependent on the results of an appraisal for all assets included in this transaction. The Company does not anticipate that cash will be required to complete this transaction. Upon completion of the transactions described under Note 8, the Company will: (1) own three stations in San Francisco, a new market for the Company; (2) continue to own and operate four radio stations in the Seattle market; and (3) exit the Cincinnati market.

The following is a summary of those radio stations that are included in the exchange:

Markets	Radio Stations	Transactions
San Francisco, CA	KDFC-FM; KMAX-FM; and KOIT-FM	Company acquires from Bonneville
Seattle, WA	KBSG-FM; KIRO-AM; and KTTH-AM	Company disposes to Bonneville
Cincinnati, OH	WKRQ-FM; WUBE-FM; WYGY-FM; WGRR-FM	Company acquires from CBS
Cincinnati, OH	WGRR-FM	Company disposes to Cumulus
Cincinnati, OH	WSWD-FM	Company acquires from Cumulus
Cincinnati, OH	WKRQ-FM; WSWD-FM; WUBE-FM; WYGY-FM	Company disposes to Bonneville

Pending Exchange: Cincinnati, Ohio

On October 31, 2006, the Company entered into an agreement with Cumulus to exchange WGRR-FM, a radio station included in the CBS acquisition noted below and the Bonneville transaction noted above, for WSWD-FM and certain other intellectual property.  WSWD-FM, with a frequency of 94.9 on the FM band, has had several recent call letter changes (in most recent order, formerly WYGY-FM and WPRV-FM). Each of the stations included in the exchange, WGRR-FM and WSWD-FM, serves the Cincinnati, Ohio, radio market. Concurrently with entering into the asset exchange agreement, the Company also entered into TBAs. Pursuant to these TBAs, on November 1, 2006 the Company commenced operations of WSWD-FM and Cumulus commenced operations of WGRR-FM (the TBA income and TBA fees were equal in amount under the TBA agreements). The Company cannot complete the sale of WGRR-FM to Cumulus until the Company has completed the acquisition of WGRR-FM from CBS. The fair value of the assets acquired in exchange for the assets sold cannot be determined at this time as it is dependent on the results of an appraisal for WGRR-FM and WSWD-FM. The Company does not anticipate that cash will be required to complete this transaction. See Note 8 for a description of other transactions related to this exchange.

Pending Acquisition: Austin, Texas; Cincinnati, Ohio; and Memphis, Tennessee

On August 18, 2006, the Company entered into an asset purchase agreement with CBS to acquire the assets of eleven radio stations serving the Memphis, Austin and Cincinnati radio markets for $220.0 million in cash. Concurrently with entering into the asset purchase agreement, the Company also entered into a TBA under the provisions of which the Company commenced operations on November 1, 2006 (other than the radio station as described under Note 8 that Cumulus began operating on November 1, 2006 under a TBA with the Company). During the period of the TBA, the Company will include net revenues, station operating expenses and TBA fees associated with operating these stations in the Company’s consolidated financial statements. With the Austin and Cincinnati acquisitions, the Company entered into two new radio markets. In Memphis, the acquisition of three radio stations from CBS adds to the three radio stations that the Company currently owns and operates in this market.  See Note 8 for a description of other related transactions.

Pending Acquisition: Rochester, New York

                 On August 18, 2006, the Company entered into an asset purchase agreement with CBS to acquire the assets of four radio stations serving the Rochester radio market for $42.0 million in cash. Under the Communications Act (“Act”), the FCC imposes specific limits on the number of commercial radio stations an entity can own in a single market. Due to these restrictions, the Company cannot own or operate more than five FM radio stations in this market. In addition, the Company is required to meet certain requirements under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  As a result, the Company agreed with the U.S. Department of Justice (“DOJ”) to divest three FM radio stations in this market.  Such divestiture must be approved by the DOJ and the FCC.  The Company has petitioned the FCC for a temporary waiver of its Ownership rules to allow it to acquire all of the CBS Rochester stations, subject to the requirement to divest three stations under the agreement with the DOJ.  The Company expects to receive this waiver from the FCC and to close on the transaction in the second quarter of 2007. Upon the expected closing on the CBS transaction and the divestiture of three radio stations, the Company would own and operate five radio stations in the Rochester, New York, market.

Pending Acquisition: Springfield, Massachusetts

                  On February 10, 2006, the Company entered into an asset purchase agreement to acquire the radio station assets of WVEI-FM (formerly WBEC-FM), serving the Springfield, Massachusetts, radio market, for $5.8 million in cash, of which $0.3 million was paid as a deposit on February 10, 2006.  On October 17, 2006, the Company entered into a TBA under which the Company paid a deposit of $1.5 million and commenced operations on October 26, 2006. The net revenues, station operating expenses and TBA fees associated with operating this station were included in the Company’s condensed consolidated financial statements for the year ended December 31, 2006. With the commencement of the TBA, the Company began simulcasting the format of WEEI-AM (a radio station owned and operated by the Company in the Boston, Massachusetts, market) on WVEI-FM, thereby extending the WEEI-AM brand into a new market. Under the asset purchase agreement and the TBA, the Company did not assume any advertising contracts nor hire any employees. The Company does not currently own or operate any other radio stations in this market.

Pending Disposition: Austin, Texas

On February 20, 2007, the Company entered into an agreement to sell KXBT-FM in Austin, Texas, for $20.0 million in cash, of which $1.0 million was paid as a deposit on February 20, 2007. The Company also entered into a TBA that commenced on February 26, 2007. The Company cannot complete the sale of KXBT-FM until the Company has completed the acquisition of this station from CBS (see Note 8). The Company believes that the divestiture of this station, will not alter the competitive position of the remaining three stations the Company currently operates in this market.

Pending Disposition: Portland, Oregon

On January 31, 2007, the Company entered into an agreement to sell KTRO-AM (formerly KKSN-AM) in Portland, Oregon, for an amount between $4.2 million and $4.5 million in cash, which amount depends on the Company’s compliance with certain conditions. Concurrently with entering into the agreement, the Company also entered into a TBA that was effective on February 1, 2007. The Company believes that the divestiture of this station, will not alter the competitive position of the remaining six stations the Company currently operates in this market.

Pending Disposition: Land In Sacramento, California

               On April 7, 2004, the Company entered into an agreement to sell land at one of its Sacramento, California, transmitter sites for $10.5 million in cash, of which the buyer has paid $1.3 million to the Company as a deposit ($0.3 million of this amount was paid on April 13, 2007). Under certain circumstances, the deposit can be forfeited if the buyer defaults under the agreement. Closing on this transaction, which is not assured, is expected in late 2007.

Contingencies

On January 25, 2007, a wrongful death suit was filed against the Company relating to an on-air contest. The lawsuit seeks compensatory and unspecified punitive damages, which claims may not be fully covered by the Company’s insurance policy. The local county sheriff’s department, which had initiated an investigation, recently concluded that no criminal charges will be filed. The FCC has also initiated an investigation into this contest. The Company cannot comment at this time on the prospects for any outcome of these proceedings.

During 2006, the Company received several inquiries from the FCC that were related to the FCC’s increased enforcement activity in the area of sponsorship identification and payola, which is prohibited by the Communications Act. As a result of the FCC’s investigation, on April 13, 2007, the Company (along with several other media companies) entered into a settlement in the form of a Consent Decree with the FCC and agreed to implement certain enhancements to the Company’s business practices and appoint a Compliance Officer to implement and monitor these practices. As part of the Company’s settlement with the FCC, the Company did not admit any liability and agreed to pay $4.0 million to the U.S. Treasury.  For the year ended December 31, 2006, the Company recorded $4.0 million in the Company’s consolidated statements of operations under corporate and general and administrative expenses.

The FCC has engaged in more vigorous enforcement, against the broadcasting industry as a whole, of FCC rules concerning the broadcast of obscene, indecent or profane material.  A recent change in federal law has increased the FCC’s authority to impose a fine for the broadcast of such material to $325,000 for a single incident.  As a consequence, the Company could face increased costs in the form of fines and a greater risk that the Company could lose any one or more of its broadcasting licenses if the FCC concludes that programming broadcast by a Company station was obscene, indecent or profane and such conduct warrants license revocation.  In the past, the FCC has issued Notices of Apparent Liability and a Forfeiture Order with respect to several of the Company’s stations proposing fines for certain programming which the FCC deemed to have been “indecent.” These cases are the subject of pending administrative appeals.  The FCC has also commenced several other investigations based on allegations received from the public that some of the Company’s stations broadcast indecent programming.  The Company has cooperated in these investigations, which remain pending.  The Company estimates that the imposition of the proposed fines would not materially impact the Company’s financial position, results of operations or cash flows.

The Company has filed, on a timely basis, renewal applications for those radio stations for which their radio broadcasting licenses are subject to renewal with the Federal Communications Commission. Certain licenses were not renewed prior to the renewal date, which is not unusual. The Company continues to operate these radio stations under their existing licenses until the licenses are renewed.  The renewal may be delayed pending the resolution of open inquiries by the FCC. The stations are authorized, however, to continue operations until the renewal application is acted on by the FCC.

On May 19, 2003, the Company acquired the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation (“Royce”) for a purchase price of $21.2 million in cash. This acquisition was accomplished following extensive litigation. Although the Company successfully secured the assets of KWOD-FM through court-ordered specific performance of the agreement, Royce has continued to appeal its case through the California judicial system.  While the order granting specific performance and ordering the transfer of the station is final, the court’s determination that the Company was entitled to $3.8 million in damages as an offset against the original $25.0 million purchase price is subject to appeal. The Company cannot determine the amount of time required for the appeal process to be completed. The Company estimates that the impact of an unfavorable outcome will not materially impact the Company’s financial position, results of operations or cash flows.

The Company’s six radio stations located in New Orleans, Louisiana, were affected by Hurricane Katrina and the subsequent flooding. During the first half of 2007, the Company expects to complete the construction of new studio and office facilities and to strengthen certain of its transmitter facilities to better withstand a similar event of this nature. The cost of the construction is estimated to be between $4.0 million and $5.0 million. Under the Company’s insurance policies, the Company has recovered $0.8 million for expenses that were unrelated to the construction described above. The Company cannot, however, determine at this time if any additional amounts will be recoverable.

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

The Company enters into indemnification agreements in the ordinary course of business and other agreements which include indemnification provisions. Under these agreements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements could be unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has not recorded liabilities for these agreements as of March 31, 2007.

9.                                      SHAREHOLDERS’ EQUITY

Dividends

The following table presents a summary of the Company’s dividend activity during the three months ended March 31, 2007:

(amounts in millions, except per share data)
Amount
	Per			Total
Declaration	Common	Record	Payment	Amount
Date	Share	Date	Date	Paid

February 20, 2007	$0.38	March 14, 2007	March 28, 2007	$14.9

Dividend Equivalents

Grants of restricted stock units made on and after April 6, 2006 included the right, upon vesting, to receive a dividend equivalent amount equal to the aggregate of all dividends which would have been paid on the restricted stock units. For the three months ended March 31, 2007, the Company paid $0.1 million to the holders of restricted stock units that vested during this period.  The dividend equivalent amount, accrued and unpaid on unvested restricted stock units, was $1.4 million as of March 31, 2007.

Repurchases Of Vested Restricted Stock Units

Upon the vesting of restricted stock units, there is a taxable event to the employee that requires the withholding of taxes from the employee. Upon vesting, the employee can elect to have the Company withhold shares of stock in an amount sufficient to cover the employee’s tax withholding obligations.  As a result of such elections by the employees during the three months ended March 31, 2007, the Company is deemed to have repurchased 42 thousand shares of stock.

Share Repurchase Programs

The Company’s Board of Directors has authorized in the past, and may authorize in the future, share repurchase programs over defined periods of time. Any repurchases under these programs may be made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these repurchases may be commenced or suspended at the discretion of Company management at any time or from time to time without prior notice. All shares repurchased are immediately restored to authorized but unissued status.

During the three months ended March 31, 2007, the Company repurchased 0.4 million shares in the amount of $10.0 million at an average price of $28.30 per share. During the three months ended March 31, 2006, the Company repurchased 2.6 million shares in the amount of $77.2 million at an average price of $29.36 per share.

Under the May 8, 2006 share repurchase program, which on May 3, 2007 was extended by the Company’s Board of Directors for an additional term of one year to May 7, 2008, $85.2 million remained authorized as available for repurchase at March 31, 2007.

10.                               DEFERRED COMPENSATION PLANS

Under two separate deferred compensation plans, the Company provides a select group of the Company’s employees and the Board of Directors with an opportunity to defer a portion of their compensation on a tax-favored basis. The obligations by the Company to pay these benefits under these plans represent unsecured general obligations that rank equally with the Company’s other unsecured and unsubordinated indebtedness.  As of March 31, 2007, $2.3 million was deferred under these plans and was included in other long-term liabilities in the consolidated balance sheet. The Company also recorded a deferred tax asset of $0.9 million in connection with this liability as the deferred tax asset is not realized for tax purposes until the liability is paid. For the three months ended March 31, 2007, the Company recorded a gain of less than $0.1 million to corporate general and administrative expense.

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

For the three months ended March 31, 2007, stock options and restricted stock units were not included in the calculation of net loss per share as they were anti-dilutive.  For the three months ended March 31, 2006, stock options and restricted stock units were included in the calculation of net income per share as they were dilutive.

The following table sets forth the computations of basic and diluted EPS:

	Three Months Ended
	March 31, 2007			March 31, 2006
	(amounts in thousands, except share and per share data)
	Loss	Shares	EPS	Income	Shares	EPS
Basic net income (loss) per share:
Net income (loss)	$(564)	39,386,939	$(0.01)	$7,755	41,343,973	$0.19
Impact of options and restricted stock units		—			123,705
Diluted net income (loss) per share:
Net income (loss)	$(564)	39,386,939	$(0.01)	$7,755	41,467,678	$0.19

For the three months ended March 31, 2007, 0.4 million shares were not considered as convertible under the treasury stock method for outstanding options and restricted stock units with service conditions, as convertible shares are considered anti-dilutive when there is a net loss. In computing the 0.4 million convertible shares under the treasury stock method, 1.6 million shares were not included as they were anti-dilutive (including 0.3 million restricted stock units with market conditions as the market conditions were not satisfied as of March 31, 2007).

For the three months ended March 31, 2006, 0.1 million shares were considered as convertible under the treasury stock method for outstanding options and restricted stock units with service conditions. In computing the 0.1 million convertible shares under the treasury stock method, 5.7 million shares were not included as they were anti-dilutive.

The Company has reviewed the guidance in Emerging Issues Task Force Issue 03-06, “Clarification of Issue 2(a): Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share,” on the allocation of undistributed net income and determined that it was appropriate to allocate undistributed net income between Class A and Class B common stock on an equal basis.  In making this distribution, the Company noted that the Company’s charter provides that the holders of Class A and Class B common stock have equal rights and privileges except with respect to voting on certain matters.

12.                               INCOME TAXES

Effective Tax Rates

The Company’s income tax expense for the three months ended March 31, 2007 was based on the estimated annual effective tax rate for 2007, which includes: (1) the effect of permanent differences between income subject to income tax for book and tax purposes; and (2) any discrete items of tax, such as (a) the effect of a $2.9 million adjustment to income tax expense as described in the paragraph below; and (b) the effect of changes in the Company’s FIN 48 liabilities since adoption on January 1, 2007.  Any subsequent fluctuation in the estimated annual rate for 2007 could be due to: (1) changes in the level of income in any of the Company’s taxing jurisdictions; (2) changes in the statutes and rules applicable to taxable income in the jurisdictions in which the Company operates; (3) changes in the expected outcome of tax audits; (4) changes in the estimate of expenses that are not deductible for tax purposes; (5) additional states in which the Company conducts business as a result of pending acquisitions; and (6) changes in the deferred tax valuation allowance. The Company’s effective tax rate is higher than the federal statutory rate of 35% primarily as a result of the provision for state taxes (net of a federal tax deduction) in the tax rate.

The effective tax rate for the three months ended March 31, 2007 was 114.3%, which includes the impact of discrete items, such as the adjustment for $2.9 million as described below. For the three months ended March 31, 2006, the effective tax rate was 38.4%. The effective tax rate increased primarily due to: (1) commencing operations in 2007 in states which on average have higher income tax rates than in states in which the Company previously operated and its effect in the amount of $2.9 million for the three months ended March 31, 2007 on previously reported temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities; (2) income taxes in certain states where the states’ current taxable income is dependent on factors other than the Company’s consolidated net income (loss); (3) limits on the deduction of certain non-cash compensation expense for certain key employees; and (4) the effect of recording changes in the Company’s FIN 48 liabilities subsequent to adoption of FIN 48 on January 1, 2007.

The Company made income tax payments of $0.2 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively.

Deferred Tax Liabilities

As of March 31, 2007 and December 31, 2006, the Company had net non-current deferred tax liabilities of $238.6 million and $229.2 million, respectively. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

Deferred Tax Assets

The Company’s net current deferred tax assets as of March 31, 2007 and December 31, 2006 were $2.8 million and $3.4 million, respectively. As required under the provisions of SFAS No. 109, the Company establishes a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In assessing a valuation allowance for deferred tax assets, the Company estimates future taxable income and provides a valuation allowance when it is less likely to be recovered. Future taxable income could be materially different than amounts estimated, in which case the valuation allowance would be adjusted. The Company recorded a partial valuation allowance of $0.9 million primarily due to the five-year limitation for tax purposes of recognizing a loss on investments for federal and state income taxes as only investment gains can be used to offset these losses. Based upon the years in which taxable temporary differences are anticipated to reverse, as of March 31, 2007, management believes it is more likely than not that the Company will realize the benefits of the deferred tax asset balance (net of recorded allowances). On a quarterly basis, management assesses whether it remains more likely than not that the deferred tax assets will be realized.

FIN 48, Uncertain Tax Positions

On July 13, 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” which provides guidance on the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions that a company has taken or expects to take on a tax return.  Under FIN 48, financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts.  This interpretation also revises the disclosure requirements and was effective for the Company as of January 1, 2007.

 As a result of the Company’s evaluation of FIN 48 and its effect on the Company’s financial position, results of operations and cash flows, on January 1, 2007, the Company recorded $1.8 million in expense (net of taxes) as a cumulative effect of an accounting change to the Company’s retained earnings. Of this amount, $1.1 million (net of taxes) represented interest and penalties. Subsequent to January 1, 2007, any change in interest and penalty liabilities will be reflected in the consolidated statement of operations as an adjustment to income tax expense rather than as an expense that would precede income before income taxes. Together with the previously recorded tax contingencies of $2.2 million as of December 31, 2006, the Company’s FIN 48 liabilities were $4.0 million and $4.1 million as of January 1, 2007 and March 31, 2007, respectively, which amounts were recorded in the consolidated balance sheets as long-term tax liabilities. In addition, due to the increase in the FIN 48 liabilities since adoption on January 1, 2007, $0.1 million in income tax expense (net of taxes) was included in the Company’s condensed consolidated statements of operations and condensed consolidated statements of cash flows for the quarter ended March 31, 2007. The Company reviews its estimates on a quarterly basis and any change in its FIN 48 liabilities will result as an adjustment to its income tax expense in the consolidated statement of operations in each period measured. The Company anticipates that there will be no immediate impact on the Company’s cash flows.

The Company is subject to federal and state income tax audits from time to time that could result in proposed assessments. The Company cannot predict with certainty how these audits will be resolved and whether the Company will be required to make additional tax payments, which may or may not include penalties and interest.  As of March 31, 2007, the Company is subject to audit by the Internal Revenue Service for the tax years of 2004 through 2006. For most states where the Company conducts business, the Company is subject to examination for the preceding three to six years. In certain states, the period could be longer.

13.                               TRADE RECEIVABLES AND RELATED ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade receivables are primarily comprised of unpaid advertising by advertisers on the Company’s radio stations, net of agency commissions, and an estimated provision for doubtful accounts. Estimates of the allowance for doubtful accounts are recorded based on management’s judgment of the collectibility of the accounts receivable based on historical information, relative improvements or deteriorations in the age of the accounts receivable and changes in current economic conditions.

The trade receivable balances and reserve for doubtful accounts as of March 31, 2007 and December 31, 2006 are presented in the following table:

	March 31,	December 31,
	2007	2006
	(amounts in thousands)

Accounts receivable	$81,531	$93,272

Allowance for doubtful accounts	(2,913)	(3,009)

Accounts receivable, net of allowance for doubtful accounts	$78,618	$90,263

As of March 31, 2007 and December 31, 2006, the Company has recorded trade receivable credits in the amounts of $3.0 million and $2.3 million, respectively, which amounts as of March 31, 2007 and December 31, 2006 are included in the balance sheets under current liabilities of $3.5 million and $3.9 million, respectively.

As of March 31, 2007 and December 31, 2006, the Company has recorded unearned revenues in the amounts of $1.3 million and $1.2 million, respectively, which amounts are included in the balance sheets as of March 31, 2007 and December 31, 2006 under other current liabilities of $3.5 million and $3.9 million, respectively.

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

Our results of operations include net revenues and station operating expenses from stations we own and those net revenues and station operating expenses recognized under a time brokerage agreement (“TBA”) or similar sales agreement for stations operated by us prior to acquiring the stations. Depending on the facts and circumstances relating to each pending asset purchase agreement (e.g., whether or not there is an associated TBA or similar agreement) and the provisions of Financial Interpretation No.  (“FIN”) 46R (as revised), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which would include any variable interest entities that are required to be consolidated by the primary beneficiary, we may include: (1) the assets and liabilities of the entity holding the assets to be acquired, in our consolidated balance sheet; and (2) the net revenues and station operating expenses of the entity holding the assets to be acquired, in our consolidated statement of operations.

You should read the following discussion and analysis of our financial condition and results in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.  Our results of operations represent the operations of the radio stations owned or operated pursuant to TBAs or joint sales agreements during the relevant periods.

We discuss net revenues, station operating expenses and operating income by comparing the performance of stations owned or operated by us throughout a relevant period to the performance of those same stations in the prior period whether or not owned or operated by us. We use these comparisons to assess the performance of our operations by analyzing the effect of acquisitions and dispositions of stations on net revenues and station operating expenses throughout the periods measured.

Results of Operations

The following significant factors affected our results of operations for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006:

Acquisitions

•                  on February 26, 2007, we began operating three radio stations in San Francisco, California under a TBA agreement with Bonneville International Corporation (“Bonneville”), that in 2007 increased net revenues and station operating expenses and increased our income tax expense;

•                  on February 26, 2007, Bonneville began operating radio stations under a TBA in Cincinnati, Ohio (such stations were operated by us under TBAs with Cumulus Media Partners, LLC (“Cumulus”) and CBS Radio Stations Inc. (“CBS”) since November 1, 2006), and certain of our radio stations in Seattle, Washington, that in 2007, decreased net revenues and station operating expenses;

•                  on November 1, 2006, we began operating radio stations in Cincinnati, Ohio (other than the radio station as described below that Cumulus began operating on November 1, 2006 under a TBA), under a TBA with CBS, that for the period from January 1, 2007 through February 25, 2007 (Bonneville commenced operating these stations on February 26, 2007), increased net revenues and station operating expenses and for 2007 increased TBA expense;

•                  on November 1, 2006, we began operating radio stations in Austin, Texas, and Memphis, Tennessee, under a TBA with CBS, that in 2007 increased net revenues, station operating expenses and TBA expense;

•                  on November 1, 2006, we began operating a radio station in Cincinnati, Ohio, under a TBA with Cumulus, and on the same date, Cumulus began operating one of the radio stations in Cincinnati, Ohio, that was included in the CBS TBA described above, that for the period from January 1, 2007 through February 25, 2007 increased net revenues and station operating expenses (Bonneville commenced operating this station on February 26, 2007); and

•                  on August 21, 2006, we began operating WKAF-FM (formerly WILD-FM) in Boston, Massachusetts under a TBA by simulcasting the format of WAAF-FM (another radio station owned and operated by us in this market), that in 2007 contributed to the WAAF-FM brand net revenues and increased station operating expenses, and depreciation and amortization, and interest expense (the station was acquired by us on December 29, 2006).

Dispositions

•                  on February 26, 2007, a buyer began operating KXBT-FM, Austin, Texas under a TBA (a station we began operating on November 1, 2006 under a TBA agreement with CBS), that: (i) for the period from January 1, 2007 through February 25, 2007, increased net revenues and station operating expenses; and (ii) since February 26, 2007, increased TBA income; and

•                  on February 1, 2007, a buyer began operating KTRO-AM (formerly KKSN-AM), Portland, Oregon under a TBA, that in 2007, decreased net revenues and station operating expenses and increased TBA income.

Financing

•                  in 2007, our interest expense increased due to increased borrowings and increased borrowing costs under our senior credit facility to finance: (i) the payment of quarterly cash dividends to our shareholders that commenced during the first quarter of 2006; (ii) the repurchase of our stock; and (iii) an acquisition during the fourth quarter of 2004.

Three Months Ended March 31, 2007 As Compared To The Three Months Ended March 31, 2006

Net Revenues:

		Three Months Ended
		March 31, 2007	March 31, 2006
		(dollars in millions)
Net Revenues		$100.0	$91.1
Amount of Change	+	$8.9
Percentage Change		+ 9.8%

Contributing to our overall increase in net revenues was the commencement of operations under TBAs on: (1) November 1, 2006 in the Austin, Cincinnati and Memphis markets; and (2) February 26, 2007, in the San Francisco market. Austin, Cincinnati and San Francisco were new markets for our operations. This increase was offset by the decrease in net revenues for the commencement of operations by other parties under TBAs on: (i) February 26, 2007 for four stations in the Cincinnati market; (ii) February 26, 2007 for three of our seven Seattle stations; (iii) February 26, 2007 for a station in the Austin market; and (iv) February 1, 2007 for one of our seven Portland stations.

Same Station Considerations:

•                                          Net revenues in 2007 would have been lower by $9.3 million if we had adjusted net revenues to give effect to acquisitions and dispositions of radio stations as of January 1, 2007.

•                                          Net revenues in 2006 would have been lower by $0.9 million if we had adjusted net revenues to give effect to acquisitions and dispositions of radio stations as of January 1, 2006.

Station Operating Expenses:

		Three Months Ended
		March 31, 2007	March 31, 2006
		(dollars in millions)
Station Operating Expenses		$68.4	$59.6
Amount of Change	+	$8.8
Percentage Change		+ 14.8%

The increase of $8.8 million in station operating expenses was primarily due to: (1) the commencement of certain radio station operations in the Austin, Memphis and Cincinnati markets on November 1, 2006 under TBAs; (2) a correlating increase in station operating expenses associated with the net increase in net revenues as described under Net Revenues; (3) the increase in non-cash compensation expense of $0.4 million; and (4) the effects of inflation. This increase was offset by the decrease in station operating expenses for the commencement of operations by other parties under TBAs on: (i) February 26, 2007 for four stations in the Cincinnati market; (ii) February 26, 2007 for three of our seven stations in the Seattle market; (iii) February 26, 2007 for one of our four stations in the Austin market; and (iv) February 1, 2007 for one of our seven stations in the Portland market.

Same Station Considerations:

•                                          Station operating expenses for 2007 would have been lower by $7.2 million if we had adjusted station operating expenses to give effect to acquisitions and dispositions of radio stations as of January 1, 2007.

•                                          Station operating expenses for 2006 would have been higher by $0.1 million if we had adjusted station operating expenses to give effect to acquisitions and dispositions of radio stations as of January 1, 2006.

Depreciation And Amortization Expenses:

		Three Months Ended
		March 31, 2007	March 31, 2006
		(dollars in millions)
Depreciation and Amortization Expenses		$4.1	$3.9
Amount of Change	+	$0.2
Percentage Change		+ 5.1%

Depreciation and amortization expenses were higher primarily due to the increase in capital expenditures in 2006 as compared to prior years, coupled with the mix of assets with shorter amortization periods.

Corporate General And Administrative Expenses:

		Three Months Ended
		March 31, 2007	March 31, 2006
		(dollars in millions)
Corporate General and Administrative Expenses		$7.7	$6.0
Amount of Change	+	$1.7
Percentage Change		+ 28.3%

The increase in corporate general and administrative expenses of $1.7 million was primarily due to: (1) an increase in non-cash compensation expense of $1.1; (2) legal costs of $1.0 million associated with certain legal proceedings (see Part II, Item 1, “Legal Proceedings”); and (3) the effects of inflation. For the three months ended March 31, 2006, corporate general and administrative expenses were negatively impacted by $1.2 million for transaction costs associated with an acquisition that did not materialize.

The non-cash compensation expense increase of $1.1 million was due primarily to the grant of equity awards issued during the first quarter of 2007 and during the second quarter of 2006 to our key employees.

Operating Income:

	Three Months Ended
	March 31, 2007	March 31, 2006
	(dollars in millions)
Operating Income	$15.7	$21.8
Amount of Change	$(6.1)
Percentage Change	(28.0)%

The decrease in operating income of $6.1 million was primarily due to an increase in net revenues for the reasons described above under Net Revenues, offset by: (1) an increase in station operating expenses for the reasons described above under Station Operating Expenses; (2) an increase in TBA fees primarily associated with the CBS transaction; and (3) an increase in corporate general and administrative expenses due to the reasons described above under Corporate General And Administrative Expenses.

Same Station Considerations:

•                                          Operating income for 2007 would have been lower by $2.1 million if we had adjusted operating income to give effect to acquisitions and dispositions of radio stations as of January 1, 2007.

•                                          Operating income for 2006 would have been lower by $1.0 million if we had adjusted operating income to give effect to acquisitions and dispositions of radio stations as of January 1, 2006.

Interest Expense:

		Three Months Ended
		March 31, 2007	March 31, 2006
		(dollars in millions)
Interest Expense		$12.0	$9.7
Amount of Change	+	$2.3
Percentage Change		+ 23.7%

The increase in interest expense of $2.3 million was primarily attributable to: (1) higher average outstanding debt under our senior credit agreement used to finance: (a) the acquisitions of radio station assets in Boston in the fourth quarter 2006 in the amount of $30.0 million; (b) the repurchase of our common stock in the amount of $10.0 million during the first quarter of 2007 and $100.5 million for the year ended December 31, 2006; (c) quarterly dividend payments that commenced during the first quarter of 2006; and (2) higher interest rates and higher borrowing costs on outstanding debt during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Income Before Income Taxes:

	Three Months Ended
	March 31, 2007	March 31, 2006
	(dollars in millions)
Income Before Income Taxes	$3.9	$12.6
Amount of Change	$(8.7)
Percentage Change	(69.0)%

The decrease in income before income taxes of $8.7 million was mainly attributable to: (1) a decrease in operating income for the reasons described above under Operating Income; and (2) an increase in interest expense of $2.3 for the reasons described above under Interest Expense.

Income Taxes:

	Three Months Ended
	March 31, 2007	March 31, 2006
	(dollars in millions)
Income Tax	$4.5	$4.8
Amount of Change	$(0.3)
Percentage Change	(6.3)%

The decrease in income taxes of $0.3 million is primarily the result of a decrease in income before income taxes for the reasons described above, offset by an increase in income taxes due to: (1) commencing operations in 2007 in states which on average have higher income tax rates than in states in which we previously operated and its effect in the amount of $2.9 million on previously reported temporary differences as of December 31, 2006 between the tax and financial reporting bases of our assets and liabilities; (2) income taxes in certain states where the states’ current taxable income is dependent on factors other than our consolidated net income (loss); (3) the impact of limitations on deductibility for tax purposes of share-based compensation for certain key employees; and (4) $0.1 million for the recognition of interest and penalties subsequent to the adoption of FIN 48.

Our effective income tax rate of 41.7% for the three months ended March 31, 2007 is based upon our estimated annual rate of 41.7% (exclusive of the impact to the rates in either period for discrete items, including the $2.9 million increase to income tax expense for the reason described above under Income Taxes). For the three months ended March 31, 2006, the effective income tax rate was 38.4%. Our estimated annual effective tax rate for 2007 may fluctuate from quarter to quarter. Our effective tax rate may also be materially impacted by: (1) changes in the level of income in any of our taxing jurisdictions; (2) changes in our estimate of uncertain tax positions in accordance with our adoption on January 1, 2007 of FIN 48; (3) regulatory changes in certain states in which we operate; (4) changes in the expected outcome of tax audits; (5) changes in the estimate of expenses that are not deductible for tax purposes; and (6) changes in the deferred tax valuation allowance.

For the three months ended March 31, 2007, the current and deferred portions of our income tax expense were a current tax credit of $6.7 million and a deferred tax expense of $11.2 million, respectively.  For the three months ended March 31, 2006, the current and deferred portions of our income tax expense were a current tax credit of $4.5 million and a deferred tax expense of $9.3 million, respectively.

Our net non-current deferred tax liabilities were $238.6 and $229.2 million as of March 31, 2007 and December 31, 2006, respectively. The deferred tax liability primarily relates to differences between book and tax bases of our FCC licenses. Under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142, we do not amortize our FCC licenses for financial statement purposes, but instead test them annually for impairment. As our FCC licenses continue to amortize for tax purposes, our deferred tax liability will increase over time. We do not expect the significant portion of our deferred tax liability to reverse over time unless: (1) our FCC licenses become impaired; or (2) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire Company in a taxable transaction.

Net Income (Loss):

	Three Months Ended
	March 31, 2007	March 31, 2006
	(dollars in millions)
Net Income (Loss)	$(0.6)	$7.8
Amount of Change	$(8.4)
Percentage Change	(107.7)%

The decrease in net income to a net loss of $0.6 million was primarily attributable to the reasons described above under Income Before Income Taxes, net of income tax expense.

Liquidity And Capital Resources

Generally, our acquisitions, share repurchases, reductions of our outstanding debt, dividends and other capital requirements are funded from one or a combination of the following sources: (1) our credit agreement; (2) the issuance and sale of securities; (3) internally generated cash flow; and (4) the swapping of our radio stations in transactions which qualify as “like-kind” exchanges under Section 1031 of the Internal Revenue Code.  Since we began our share repurchase initiative in May 2004, we have used a significant portion of our capital resources to repurchase shares of our common stock (see Liquidity and Capital Resources - Share Repurchase Programs below).

We have also used a portion of our capital resources to pay dividends in the aggregate amount of $14.9 million and $60.4 million during the three months ended March 31, 2007 and the year ended December 31, 2006, respectively. Prior to the payment of our first quarterly dividend in March 2006 and since becoming a public company in January 1999, we had not declared any dividends on any class of our common stock. We expect to continue to declare and pay quarterly cash dividends. In the future, any payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other factors, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions, including the provisions of our senior and subordinated debt, and other considerations that the Board of Directors deems relevant.

Our Bank Revolver

Our Bank Revolver with a syndicate of banks, is a five-year senior secured revolving credit facility of $900.0 million that expires on August 11, 2009. We use the Bank Revolver to: (1) provide for working capital; and (2) provide for general corporate purposes, including capital expenditures and any or all of the following: repurchases of common stock, acquisitions and dividends. The Bank Revolver is secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly owned subsidiaries. The Bank Revolver requires the Company to comply with certain financial covenants and leverage ratios which are defined terms within the agreement, including: (1) Total Debt to Operating Cash Flow; (2) Operating Cash Flow to Interest Expense; and (3) Operating Cash Flow to Fixed Charges. Upon the occurrence of certain events, our interest rate can increase to: (a) a maximum of the Eurodollar rate plus 1.50%, or (b) the greater of prime rate plus 0.50% or the federal funds rate plus 1.0%.  The Company also pays a commitment fee that varies, depending on certain financial covenants and the amount of the unused commitment, to a maximum of 0.375% per annum, on the average unused balance of the Bank Revolver.  Management believes we are in compliance with all financial covenants and leverage ratios and all other terms of the Bank Revolver.

Liquidity

Our liquidity requirements are for working capital and general corporate purposes, including capital expenditures, and any one or more of the following: acquisitions, repurchases of stock and dividends. During the three months ended March 31, 2007, we paid $0.2 million in income taxes that included certain state taxes for 2006 and certain estimated state taxes for 2007. We anticipate that it will not be necessary to make any additional quarterly estimated federal and certain state income tax payments for the remainder of 2007 based upon existing prepayments and expected quarterly taxable income for the remaining quarters of 2007. In addition, we have certain federal and state tax net operating losses that may be recovered from prior years’ tax obligations. Capital expenditures for the three months ended March 31, 2007 were $3.3 million. We anticipate that capital expenditures in 2007 will consist of: (1) an amount between $6.0 million and $7.0 million for capital expenditures incurred in the ordinary course of business and for the conversion of our remaining FM stations to digital radio; and (2) between $7.0 million and $8.0 million primarily for: (a) the consolidation and the relocation of our studio and office facilities in common with the stations to be acquired under our pending transactions; and (b) the construction of new studio and office facilities in New Orleans as a result of the forced relocation from the effects of Hurricane Katrina.  Exclusive of the impact of our pending acquisitions on our capital expenditure needs in 2007, we anticipate that our capital expenditures will be less in future years.

As of March 31, 2007, we had credit available of $353.5 million under the Bank Revolver, subject to compliance with the covenants under the Bank Revolver at the time of borrowing.  As of March 31, 2007, we had $10.8 million in cash and cash equivalents. During the three months ended March 31, 2007, we increased our net outstanding debt by $19.0 million, primarily to help fund our repurchase of shares in the amount of $10.0 million and to pay dividends of $14.9 million to shareholders.  As of March 31, 2007, we had outstanding $696.7 million in senior debt, including: (1) $545.0 million under our Bank Revolver; (2) $1.5 million in a letter of credit; and (3) $150.0 million in Senior Subordinated Notes.  Due to the cash required for the closing on our pending transactions, we expect that in 2007, our outstanding debt will increase and our available credit under our Bank Revolver will decrease.

We may seek to obtain other funding or additional financing from time to time. We believe that cash on hand and cash from operating activities, together with available borrowings under the Bank Revolver, will be sufficient to permit us to meet our liquidity requirements for the foreseeable future, including cash to fund our operations and any pending acquisitions, repurchases of our stock and any declared dividends. We intend to finance the pending acquisitions (as described in the accompanying notes to the condensed consolidated financial statements), primarily from available borrowings under the Bank Revolver. Our Bank Revolver requires that, at the time of closing on acquisitions, we must be in compliance with the terms of the Bank Revolver. We believe that we will maintain compliance with the terms of our Bank Revolver. If we are not in compliance, there can be no assurance that we will be successful in amending the Bank Revolver, in entering into a new credit agreement or in obtaining additional financing or that we will be able to obtain such financing on terms acceptable to us, which could delay or impair our efforts to consummate future acquisitions. Failure to comply with our financial covenants or other terms of the Bank Revolver could result in the acceleration of the maturity of our outstanding debt.

Operating Activities

Net cash flows provided by operating activities were $8.6 million and $13.8 million for the three months ended March 31, 2007 and 2006, respectively. The decrease in 2007 was mainly attributable to a decrease in net income (loss) to a net loss of $0.6 million for the three months ended March 31, 2007 from net income of $7.8 million for the three months ended March 31, 2006.  The decrease in cash flows provided by operating activities was offset by an increase in deferred taxes of $1.9 million for the reasons described above under income taxes and an increase in non-cash stock-based compensation expense of $1.6 million.

Investing Activities

Net cash flows used in investing activities were $3.0 million for each of the three months ended March 31, 2007 and 2006.

The cash used in investing activities reflects $3.3 million in additions to property and equipment for the three months ended March 31, 2007 as compared to $3.7 million for the three months ended March 31, 2006.

Financing Activities

Net cash flows used in financing activities were $5.7 million and $14.2 million for the three months ended March 31, 2007 and 2006, respectively.

The cash flows used in financing activities reflect the repurchase of common stock of $10.0 million and $77.2 million for the three months ended March 31, 2007 and 2006, respectively, offset by net borrowings of long-term debt of $19.0 million and $78.0 million for the three months ended March 31, 2007 and 2006, respectively.  The payments of dividends for the three months ended March 31, 2007 and 2006 were $14.9 million and $15.4 million, respectively.

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

Share Repurchase Programs

Over the past several years, our Board of Directors has authorized one-year share repurchase programs of up to $100.0 million for each program. Under the May 8, 2006 share repurchase program, which on May 3, 2007 was extended by the Board of Directors for an additional term of one year to May 7, 2008, $85.2 million remained authorized as available for repurchase at March 31, 2007.  During the three months ended March 31, 2007, we have repurchased an aggregate of 0.4 million shares in the amount of $10.0 million at an average price of $28.30 per share.

Contractual Obligations

The following table reflects a summary as of March 31, 2007 of our contractual obligations for the remainder of the year 2007 and thereafter:

	Payments due by period
		Less than	1 to 3	3 to 5	More Than 5
Contractual Obligations:	Total	1 year	years	years	years
	(amounts in thousands)

Long-term debt obligations (1)	$855,578	$34,510	$623,347	$22,871	$174,850
Operating lease obligations	68,410	8,003	21,161	15,245	24,001
Purchase obligations (2)	795,181	575,069	92,991	39,033	88,088
Other long-term liabilities (3)	249,290	88	867	1,061	247,274
Total	$1,968,459	$617,670	$738,366	$78,210	$534,213

(1)                                  (a)  Our Bank Revolver had outstanding debt in the amount of $545.0 million as of March 31, 2007. The maturity under our Bank Revolver could be accelerated if we do not maintain certain covenants. The above table includes projected interest expense under the remaining term of the agreement.

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

(b)  We have obligations of $267.8 million to acquire the assets of 16 radio stations under several pending asset purchase agreements in the following markets: Cincinnati, Ohio; Austin, Texas; Memphis, Tennessee; Rochester, New York;  and Springfield, Massachusetts.

(c)  We have obligations of approximately $250.0 million to acquire the assets of 4 radio stations under several pending asset exchange agreements in the Cincinnati and San Francisco markets. The obligations under these asset exchange agreements are estimates at this time and are subject to change as the fair value will be determined under the provisions of SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.”

(d)  We have $3.4 million in liabilities related to: (i) construction obligations in connection with the relocation and consolidation of certain of our studio facilities; (ii) our obligation to provide a letter of credit; and (iii) obligations to increase our interest in certain partnerships.

(e)  In addition to the above, purchase obligations of $270.2 million include contracts primarily for on-air personalities, sports programming rights, ratings services, music licensing fees, equipment maintenance and certain other operating contracts.

(3)                                  Included within total other long-term liabilities of $249.3 million are deferred income tax liabilities of $238.6 million that are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax liabilities may vary according to changes in tax laws, tax rates and our operating results.  As a result, it is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities have been reflected in the above table in the column labeled as “More Than 5 Years.”

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

Under our pending transactions to acquire and dispose of radio station assets, we determined that FIN 46R was not applicable as of March 31, 2007.

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes, at March 31, 2007. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

FAS No. 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. FAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. FAS No. 159 is effective for us as of January 1, 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the impact, if any, of FAS No. 159 and its potential effect on our financial position, results of operations or cash flows.

FAS No. 157

On September 15, 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 applies whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for us as of January 1, 2008. We are currently evaluating SFAS No. 157 and its potential effect on our financial position, results of operations or cash flows.

FIN 48

On July 13, 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” that provides guidance on the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions that a company has taken or expects to take on a tax return.  Under FIN 48, financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts. We completed our review of the effect upon adoption on January 1, 2007 of FIN 48 and as a result, we recorded $1.8 million in expense (net of taxes) as a cumulative effect of an accounting change to our retained earnings. Of this amount, $1.1 million (net of taxes) represented interest and penalties. Subsequent to January 1, 2007, any change in interest and penalty liabilities will be reflected in the consolidated statement of operations as an adjustment to income tax expense rather than as an expense that would precede income before income taxes. Together with the previously recorded tax contingencies of $2.2 million as of December 31, 2006, our FIN 48 liabilities were $4.0 million and $4.1 million as of January 1, 2007 and March 31, 2007, respectively, which amounts were recorded in the condensed consolidated balance sheets as long-term tax liabilities. We will review our estimates on a quarterly basis and any change in our FIN 48 liabilities will result in an adjustment to our income tax expense in the consolidated statement of operations in each period measured. We anticipate that there will be no immediate impact on our cash flows.

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

Allowance For Doubtful Accounts

We must make an estimated allowance for doubtful accounts for estimated losses resulting from our customers’ inability to make payments to us. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our historical estimates have usually averaged less than 4.0% of our outstanding receivables and have been a reliable method to estimate future allowances. If the financial condition of our customers or markets were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances could be required.  The effect of a 1% increase in our outstanding accounts receivable allowance as of March 31, 2007 would result in a decrease in net income of $0.5 million, net of taxes (a decrease in net loss per common share - diluted of $0.01), for the three months ended March 31, 2007.

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of March 31, 2007, we recorded approximately $1.5 billion in radio broadcasting licenses and goodwill, which represented approximately 87.2% of our total assets. In assessing the recoverability of these assets, we must conduct annual impairment testing required by SFAS No. 142 and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value. We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value contains assumptions incorporating variables that are based on past experiences and judgments about future performance of our stations. These variables would include but not be limited to: (1) the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values.

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

FIN 48 liabilities are also recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. To the extent that we increase our liability, our provision for income taxes is increased.  If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary.

When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining if a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. We believe our estimates of the value of our FIN 48 liabilities and valuation allowances are critical accounting estimates as they contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued.

Our annual tax rates have varied in past years, with rates that ranged from 37.5% to 41.7% (exclusive of the adjustments for discrete items as described under Income Taxes). The effect of a 1% increase in our estimated tax rate, as of March 31, 2007, would result in an increase in income tax expense of under $0.1 million and an increase in net loss of under $0.1 million (net loss per common share – diluted of $0.01) for the three months ended March 31, 2007.

Intangibles

As of March 31, 2007, approximately 87.2% of our total assets consisted of radio broadcast licenses and goodwill, the value of which depends upon the operational results of our business.  We could not operate the radio stations without the related FCC license for each station. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. Historically, all of our licenses have been renewed at the end of their respective eight-year periods, and we expect that all licenses will continue to be renewed in the future.

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

ITEM 3.     Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt.  From time to time, we may want to protect ourselves from interest rate fluctuations through the use of derivative rate hedging instruments.  If the borrowing rates under LIBOR were to increase 1% above the current rates as of March 31, 2007, our interest expense on our senior debt would increase by approximately $5.2 million on an annual basis, including any interest expense associated with the use of derivative rate hedging instruments as described below. We do not have interest rate risk related to our senior subordinated notes, which have a fixed interest rate of 7.625%.

As of March 31, 2007, we had a derivative rate hedging transaction in place for a notional amount of $30.0 million that effectively fixes LIBOR at 5.8% and expires in 2008.  The fair value (based upon current market rates) of the rate hedging transaction as of March 31, 2007, is included as derivative instruments in other long-term liabilities as the maturity date of the instrument is greater than one year. Our rate hedging transaction is tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The fair value of the hedging transaction is affected by a combination of several factors, including the change in the three-month LIBOR rate and the forward interest rate to maturity. Any increase in the three-month LIBOR rate and/or the forward interest rate to maturity results in a more favorable valuation, while any decrease in the three-month LIBOR rate and/or forward interest rate to maturity results in a less favorable valuation. Our credit exposure under this hedging agreement, or similar agreements we may enter into in the future, is the cost of replacing an agreement in the event of nonperformance by our counter-party. Our derivative instrument liability as of March 31, 2007 was $0.2 million, which represented a minimal decrease from the balance as of December 31, 2006. This decrease in liability was due primarily to an increase in the forward interest rate to maturity and a decrease in the remaining period of our outstanding hedge.

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

PART II

OTHER INFORMATION

ITEM 1.                                                     Legal Proceedings

Except as described below, there have been no material developments relating to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on February 28, 2007.

On January 25, 2007, a wrongful death suit was filed against us relating to an on-air contest. The lawsuit seeks compensatory and unspecified punitive damages, which claims may not be fully covered by our insurance policy. The local county sheriff’s department, which had initiated an investigation, recently concluded that no criminal charges will be filed. The FCC has also initiated an investigation into this contest. We cannot comment at this time on the prospects for any outcome of these proceedings.

During 2006, we received several inquiries from the FCC that were related to the FCC’s increased enforcement activity in the area of sponsorship identification and payola, which is prohibited by the Communications Act. As a result of the FCC’s investigation, on April 13, 2007, we (along with several other media companies) entered into a settlement in the form of a Consent Decree with the FCC and agreed to implement certain enhancements to our business practices and appoint a Compliance Officer to implement and monitor these practices. As part of our settlement with the FCC, we did not admit any liability and agreed to pay $4.0 million to the U.S. Treasury.  For the year ended December 31, 2006, we recorded $4.0 million in our consolidated statements of operations under corporate and general and administrative expenses.

ITEM 1A.                                            Risk Factors

There have been no material changes from the Risk Factors described in our Form 10-K, filed with the SEC on February 28, 2007.

ITEM 2.                                                     Unregistered Sales Of Equity Securities And Use Of Proceeds

During the three-month period ending March 31, 2007, we made repurchases of our Class A common stock pursuant to: (i) a one-year $100.0 million share repurchase program adopted by our Board of Directors on May 8, 2006; and (ii) elections by employees to withhold shares of stock upon vesting of restricted stock units to cover withholding tax obligations. The following table provides information on our repurchases during the quarter ended March 31, 2007:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs
January 1, 2007 - January 31, 2007 (1) (2)	952	$28.11	—	$95,214,101
February 1, 2007 - February 28, 2007 (1) (2)	40,981	$30.36	40,981	$95,214,101
March 1, 2007 - March 31, 2007 (1) (2)	353,305	$28.30	353,305	$85,214,882
Total March 2007	395,238		394,286

(1) On May 8, 2006, our Board of Directors announced the adoption of a plan to repurchase up to $100.0 million of our common stock (the “May 2006 Plan”). The May 2006 Plan was extended for another year by our Board of Directors on May 3, 2007 and will expire on May 7, 2008. Repurchases in the amount of $10.0 million (353,305 shares at an average price of $28.30 per common share) were made under the Plan during the three month period ended March 31, 2007.

(2) In connection with employee tax obligations related to the vesting of restricted stock units during the quarter ended March 31, 2007 and in accordance with elections by certain employees, the Company is deemed to have purchased the shares withheld to satisfy the employees’ tax obligations as follows: (a) in January 2007, 952 shares at an average price of $28.11 per share;  and (b) in February 2007, 40,981 shares at an average price of $30.36 per share.  These shares are included in the table above.

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

10.01	Asset Exchange Agreement dated as of January 17, 2007 among Bonneville International Corporation and certain subsidiaries of Entercom Communications Corp.(3)
10.02	Entercom Non-employee Director Compensation Policy. (4)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (3)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)                                  Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999. (File No. 333-61381)

(2)                                  Incorporated by reference to an exhibit (as indicated above) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 13, 2002.

(3)                                  Filed herewith.

(4)                                  Incorporated by reference to Item 1.01 of our Current Report on Form 8K filed on February 16, 2007.

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

ENTERCOM COMMUNICATIONS CORP.
(Registrant)

Date: May 8, 2007	/S/ David J. Field
Name: David J. Field
Title: President and Chief Executive Officer
(principal executive officer)

Date: May 8, 2007	/S/ Stephen F. Fisher
Name: Stephen F. Fisher
Title: Executive Vice President and Chief Financial Officer
(principal financial officer)

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

10.01	Asset Exchange Agreement dated as of January 17, 2007 among Bonneville International Corporation and certain subsidiaries of Entercom Communications Corp.(3)
10.02	Entercom Non-employee Director Compensation Policy. (4)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (3)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)                                  Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999. (File No. 333-61381)

(2)                                  Incorporated by reference to an exhibit (as indicated above) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 13, 2002.

(3)                                  Filed herewith.

(4)                                  Incorporated by reference to Item 1.01 of our Current Report on Form 8K filed on February 16, 2007.

(5)                                  These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.