Form 10-Q
period 2007-06-30
ENTERCOM COMMUNICATIONS CORP
filed 2007-08-02
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Class A common stock,  $.01 par value – 30,828,972 Shares Outstanding as of July 25, 2007

Class B common stock,  $.01 par value – 8,046,805 Shares Outstanding as of July 25, 2007

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

Key risks to our company are described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2007 and as may be supplemented by the risks described under Part II, Item 1A, of our quarterly reports on Form 10-Q.

ii

PART I

FINANCIAL INFORMATION

ITEM 1.          Financial Statements

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2007 AND DECEMBER 31, 2006

(amounts in thousands)

(unaudited)

ASSETS

	JUNE 30,	DECEMBER 31,
	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$11,326	$10,795
Accounts receivable, net of allowance for doubtful accounts	99,046	90,263
Prepaid expenses and deposits	8,973	6,575
Prepaid and refundable income taxes	14,758	7,325
Deferred tax assets	3,046	3,383
Total current assets	137,149	118,341

INVESTMENTS	2,737	4,867

PROPERTY AND EQUIPMENT:
Land, land easements and land improvements	16,416	14,514
Buildings	21,299	21,186
Equipment	115,320	112,020
Furniture and fixtures	15,565	14,949
Leasehold improvements	18,009	15,528
	186,609	178,197
Accumulated depreciation	(100,930)	(93,408)
	85,679	84,789
Capital improvements in progress	1,405	3,243
Net property and equipment	87,084	88,032

RADIO BROADCASTING LICENSES - Net	1,351,389	1,351,389

GOODWILL - Net	111,889	157,242

DEFERRED CHARGES AND OTHER ASSETS - Net	17,173	13,387

TOTAL	$1,707,421	$1,733,258

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2007 AND DECEMBER 31, 2006

(amounts in thousands)

(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	JUNE 30,	DECEMBER 31,
	2007	2006
CURRENT LIABILITIES:
Accounts payable	$1,140	$1,239
Accrued expenses	28,147	22,612
Accrued liabilities:
Salaries	7,724	8,097
Interest	4,684	4,661
Advertiser obligations and commissions	1,621	1,788
Other	3,883	3,909
Derivative liability	100	—
Current portion of long-term debt	21	20
Total current liabilities	47,320	42,326

LONG-TERM LIABILITIES:
Senior debt	580,210	526,219
7.625% senior subordinated notes	150,000	150,000
Deferred tax liabilities	229,209	229,205
Other long-term liabilities	11,319	8,416
Total long-term liabilities	970,738	913,840
Total liabilities	1,018,058	956,166

COMMITMENT AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	389	404
Additional paid-in capital	599,746	641,889
Retained earnings	89,199	134,655
Accumulated other comprehensive income	29	144
Total shareholders’ equity	689,363	777,092

TOTAL	$1,707,421	$1,733,258

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(amounts in thousands, except share and per share data)

(unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2007	2006

NET REVENUES	$225,202	$207,594

OPERATING (INCOME) EXPENSE:
Station operating expenses, including non-cash compensation expense of $1,468 in 2007 and $275 in 2006	143,348	125,807
Depreciation and amortization	8,051	7,849
Corporate general and administrative expenses, including non-cash compensation expense of $3,116 in 2007 and $1,499 in 2006	15,402	12,490
Impairment loss	45,353	—
Time brokerage agreement fees	7,499	—
Net (gain) loss on sale or disposal of assets	(419)	145
Total operating expense	219,234	146,291
OPERATING INCOME	5,968	61,303

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing costs of $814 in 2007 and $658 in 2006	24,592	20,750
Interest and dividend income	(338)	(335)
Loss on early extinguishment of debt	458	—
Net gain on derivative instruments	(107)	(509)
Gain on investments	(222)	—
TOTAL OTHER EXPENSE	24,383	19,906

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(18,415)	41,397

INCOME TAXES (BENEFIT)	(5,354)	16,511

NET INCOME (LOSS)	$(13,061)	$24,886

NET INCOME (LOSS) PER SHARE - BASIC	$(0.33)	$0.62

NET INCOME (LOSS) PER SHARE - DILUTED	$(0.33)	$0.61

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.76	$0.76

WEIGHTED AVERAGE SHARES:

Basic	39,102,341	40,456,672

Diluted	39,102,341	40,628,271

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 AND 2006

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2007	2006

NET REVENUES	$125,180	$116,459

OPERATING (INCOME) EXPENSE:
Station operating expenses, including non-cash compensation expense of $949 in 2007 and $215 in 2006	74,974	66,241
Depreciation and amortization	3,961	3,926
Corporate general and administrative expenses, including non-cash compensation expense of $1,784 in 2007 and $1,288 in 2006	7,702	6,529
Impairment loss	45,353	—
Time brokerage agreement income	3,459	—
Net (gain) loss on sale or disposal of assets	(537)	270
Total operating expense	134,912	76,966
OPERATING INCOME (LOSS)	(9,732)	39,493

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing costs of $412 in 2007 and $329 in 2006	12,552	11,066
Interest income and dividend income from investments	(154)	(176)
Loss on early extinguishment of debt	458	—
Net gain on derivative instruments	(77)	(213)
Net gain on investments	(147)	—
TOTAL OTHER EXPENSE	12,632	10,677

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(22,364)	28,816

INCOME TAXES (BENEFIT)	(9,867)	11,685

NET INCOME (LOSS)	$(12,497)	$17,131

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$(0.32)	$0.43

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.38	$0.38

WEIGHTED AVERAGE SHARES:

Basic	38,821,310	39,572,195

Diluted	38,821,310	39,797,280

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(amounts in thousands)

(unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2007	2006

NET INCOME (LOSS)	$(13,061)	$24,886

OTHER COMPREHENSIVE LOSS, NET OF TAX BENEFIT:
Unrealized loss on investments, net of a tax benefit of $41 in 2007 and $896 in 2006	(115)	(1,414)

COMPREHENSIVE INCOME (LOSS)	$(13,176)	$23,472

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JUNE 30, 2007 AND 2006

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2007	2006

NET INCOME (LOSS)	$(12,497)	$17,131

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX PROVISION (BENEFIT):
Unrealized gain on investments, net of a tax provision of $78 in 2007 and unrealized loss, net of a tax benefit of $702 in 2006	120	(1,107)

COMPREHENSIVE INCOME (LOSS)	$(12,377)	$16,024

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2007 AND YEAR ENDED DECEMBER 31, 2006

(amounts in thousands, except share data)

(unaudited)

								Accumulated
	Common Stock				Additional	Retained		Other
	Class A		Class B		Paid-in	Earnings	Unearned	Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Compensation	Income	Total

Balance, December 31, 2005	34,610,114	$346	8,271,805	$82	$738,384	$148,141	$(2,242)	$1,004	$885,715
Net income	—	—	—	—	—	47,981	—	—	47,981
Reclassification of unearned compensation	—	—	—	—	(2,242)	—	2,242	—	—
Conversion of Class B common stock to Class A common stock	225,000	2	(225,000)	(2)	—	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	115	—	—	—	115
Compensation expense related to granting of restricted stock	969,501	11	—	—	4,977	—	—	—	4,988
Issuance of common stock related to an incentive plan	21,696	—	—	—	579	—	—	—	579
Exercise of stock options	21,334	—	—	—	540	—	—	—	540
Common stock repurchase	(3,468,300)	(35)	—	—	(100,464)	—	—	—	(100,499)
Payments of dividends of $1.52 per common share	—	—	—	—	—	(60,448)	—	—	(60,448)
Accrued dividends on restricted stock units	—	—	—	—	—	(1,019)	—	—	(1,019)
Net unrealized loss on investments	—	—	—	—	—	—	—	(860)	(860)
Balance, December 31, 2006	32,379,345	324	8,046,805	80	641,889	134,655	—	144	777,092
Net loss	—	—	—	—	—	(13,061)	—	—	(13,061)
Accounting change, net of taxes	—	—	—	—	—	(1,850)	—	—	(1,850)
Compensation expense related to granting of stock options	—	—	—	—	46	—	—	—	46
Compensation expense related to granting of restricted stock	394,264	4	—	—	5,636	—	—	—	5,640
Issuance of common stock related to an incentive plan	9,879	—	—	—	256	—	—	—	256
Exercise of stock options (including tax benefit)	21,585	—	—	—	559	—	—	—	559
Common stock repurchase	(1,832,363)	(19)	—	—	(47,356)	—	—	—	(47,375)
Purchase of vested employee restricted stock units	(42,378)	—	—	—	(1,284)	—	—	—	(1,284)
Payments of dividends of $0.76 per common share	—	—	—	—	—	(29,627)	—	—	(29,627)
Accrued dividends on restricted stock units	—	—	—	—	—	(918)	—	—	(918)
Net unrealized loss on investments	—	—	—	—	—	—	—	(115)	(115)
Balance, June 30, 2007	30,930,332	$309	8,046,805	$80	$599,746	$89,199	$—	$29	$689,363

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(amounts in thousands)

(unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2007	2006

OPERATING ACTIVITIES:
Net income (loss)	$(13,061)	$24,886
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (includes amortization of station operating expenses of $3 in 2007 and $5 in 2006)	8,054	7,854
Amortization of deferred financing costs	814	658
Deferred taxes	1,577	18,266
Tax benefit on exercise of options	29	11
Provision for bad debts	1,511	1,174
(Gain) loss on sale or disposal of assets	(419)	145
Non-cash stock-based compensation expense	4,584	1,774
Gain on investments	(222)	—
Net gain on derivative instruments	(107)	(509)
Deferred rent	14	52
Unearned revenue - long-term	(19)	(18)
Deferred compensation	794	451
Tax benefit for vesting of restricted stock unit awards	(1,199)	—
Loss on extinguishment of debt	458	—
Loss on impairment	45,353	—
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
Accounts receivable	(10,289)	(10,022)
Prepaid expenses and deposits	(2,409)	(325)
Prepaid and refundable income taxes	(7,433)	(1,952)
Accounts payable and accrued liabilities	4,441	(4,648)
Net cash provided by operating activities	32,471	37,797

INVESTING ACTIVITIES:
Additions to property and equipment	(6,830)	(5,949)
Proceeds from sale of property, equipment, intangibles and other assets	33	277
Deferred charges and other assets	(347)	(143)
Purchases of investments	(2)	(48)
Proceeds from investments	2,199	29
Proceeds from insurance recovery	523	—
Station acquisition deposits and costs	(438)	601
Net cash used in investing activities	(4,862)	(5,233)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	628,500	111,000
Payments of long-term debt	(574,509)	(19,009)
Deferred financing expenses related to bank facility and senior subordinated debt	(4,634)	—
Proceeds from issuance of stock under the employee stock plan	219	284
Purchase of the Company’s common stock	(47,375)	(95,498)
Purchase of vested restricted stock units	(1,284)	—
Proceeds from the exercise of stock options	529	247
Payment of dividend equivalents on vested restricted stock units	(96)	—
Payment of cash dividends	(29,627)	(30,405)
Tax benefit for vesting of restricted stock awards	1,199	—
Net cash used in financing activities	(27,078)	(33,381)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	531	(817)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,795	16,071
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,326	$15,254

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(amounts in thousands, except share data)

(unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2007	2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$23,565	$19,948
Income taxes paid	$339	$52

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES -

In connection with the issuance of 0.4 million and 0.7 million restricted stock units during the six months ended June 30, 2007 and 2006, respectively, the Company will increase its paid in capital in the amount of $11.5 million and $16.4 million, respectively, over the vesting period of the restricted stock units.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

Use Of Estimates

The Company makes estimates and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes. The Company uses estimates and assumptions for purposes of determining various items such as: (1) the remaining economic lives and carrying values of property and equipment and other definite-lived intangible assets; (2) the fair value of the Company’s radio broadcasting licenses and goodwill for purposes of testing for impairment; (3) the amount of deferred tax assets; (4) the income tax liabilities due to uncertain tax positions; and (5) the allowance for estimated uncollectible accounts receivable. Actual results may differ from the Company’s estimates and assumptions.

Recent Accounting Pronouncements

EITF No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

On June 27, 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on accounting for income tax benefits of dividends on share-based payment awards. Certain stock-based compensation arrangements contain provisions that entitle an employee to receive dividends or dividend equivalents on the unvested portion of the awards. Under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment,” such dividend features are factored into the value of the award at the grant date and, to the extent that an award is expected to vest, the dividends are charged to retained earnings. For income tax purposes, however, such dividend payments are generally considered additional compensation expense when they are paid to employees and, therefore, are generally deductible by the employer on a current basis for tax purposes. Under EITF No. 06-11, a realized tax benefit from dividends or dividend equivalents that are charged to retained earnings and paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding share options should be recognized as an increase to additional paid-in-capital. Those tax benefits are considered windfall tax benefits under SFAS No. 123R.  This guidance is effective for the Company on January 1, 2008.  The Company expects that upon adoption, EITF No. 06-11 will not have a material effect on the Company’s financial position and results of operations, and will have no effect on the Company’s cash flows.

FAS No. 159

In February 2007, the FASB issued Financial Accounting Standard (“FAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.”  FAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Such entities are also required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. FAS No. 159 is effective for the Company as of January 1, 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact, if any, of FAS No. 159 on the Company’s financial position, results of operations or cash flows.

FAS No. 157

On September 15, 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. FAS No. 157 applies whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS No. 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating FAS No. 157 and its potential effect on the Company’s financial position, results of operations or cash flows.

FIN 48

On July 13, 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” that provides guidance on the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions that a company has taken or expects to take on a tax return.  Under FIN 48, financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts. The interpretation also revised the disclosure requirements and was effective for the Company as of January 1, 2007.  See Note 12, Income Taxes, for further discussion of FIN 48 and its effect on the Company’s financial position, results of operations or cash flows.

2.             SHARE-BASED COMPENSATION

Under the Entercom Equity Compensation Plan (the “Plan”), the Company may issue up to 10.0 million shares of Class A common stock, which amount is increased by 1.5 million shares, or a lesser number as may be determined by the Company’s Board of Directors, on January 1 of each subsequent year. The January 1, 2007 increase, however, did not occur since the Company’s Board of Directors determined, on November 16, 2006, that no additional shares would be added to the Plan.  In addition, as a result of the Company’s 2006 Option Exchange Program (the “OEP”), the number of shares that can be issued under the Plan was effectively reduced by 3.6 million. As of June 30, 2007, 2.2 million shares are available for future grant. The Plan allows for certain employees, directors and consultants to receive share-based compensation awards. The restricted stock units and options that have been issued vest over periods of up to four years. The options expire ten years from the date of grant. The Company issues new shares upon the exercise of stock options and the issuance of restricted stock (or restricted stock units).

Restricted Stock Units

The fair value of restricted stock units with service conditions is estimated based on the market value stock price on the date of the grant, and the fair value of restricted stock units with service and market conditions is estimated using a lattice model as described below.

Restricted Stock Units With Service And Market Conditions

During the six months ended June 30, 2006, the Company issued to its executive officers 240,000 units of restricted stock with service conditions and market conditions. These shares will vest based on the achievement of market conditions, which are specified stock price appreciation milestones over a period of less than four years. Shares will vest if a particular milestone is reached and maintained, based upon the closing price of the Company’s stock on the New York Stock Exchange for ten consecutive trading days.  The market condition allows for vesting of portions of the award as each milestone is reached.  As of June 30, 2007, none of these restricted stock units were vested.

Valuation Model For Restricted Stock Units With Service And Market Conditions

To determine the fair value of restricted stock units with service conditions and market conditions, the Company used the Monte Carlo simulation lattice model. The Company’s determination of the fair value was based on the number of shares granted, the Company’s stock price on the date of grant and the use of certain assumptions regarding a number of highly complex and subjective variables. If other reasonable assumptions are used, the results may differ. The Company used the following assumptions when applying the Monte Carlo simulation model:

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

Expected Dividends –  The Company calculated the expected dividend yield of 5.3% at the time of grant by annualizing the cash dividend declared by the Company’s Board of Directors for the current quarter and dividing that result by the closing stock price on the date of grant.

The Company calculated a derived service period of approximately 14 months using the Monte Carlo simulation model to calculate a range of possible future stock prices for the Company.  The weighted average expected fair value of the restricted stock units with market and service conditions was $11.89 per share and is amortized over the derived service periods. If vesting occurs as a result of market performance of the Company’s Class A common stock, the compensation expense related to the vested awards that have not previously been amortized is recognized upon vesting.  The compensation expense is recognized even if the market condition is not satisfied.  The compensation is only reversed in the event the service period is not fulfilled.

Restricted Stock Unit Activity

During the six months ended June 30, 2007, the Company issued 0.4 million restricted stock units (net of forfeitures) at a weighted average fair value of $29.22 and will increase its additional paid-in capital by $11.5 million over the vesting period of the restricted stock units. During the six months ended June 30, 2006, the Company issued 0.7 million restricted stock units (net of forfeitures) at a weighted average fair value of $22.86 (amounts include restricted stock units issued with service and market conditions) and will increase its additional paid-in capital by $16.4 million over the vesting period of the restricted stock units. During the six months ended June 30, 2007 and 2006, 152,864 units and 38 units, respectively, of restricted stock were both vested and released.

As of June 30, 2007, there was $20.1 million of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a remaining weighted-average recognition period of 2.5 years.

A summary of the Company’s outstanding restricted stock units as of June 30, 2007, and changes in restricted stock units during the six months ended June 30, 2007, is as follows:

	Number of Restricted Stock Units	Weighted- Average Purchase Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value As Of June 30, 2007

Restricted stock units outstanding as of December 31, 2006	1,072,687	$—
Restricted stock units awarded	431,365	—
Restricted stock units released	(152,864)	—
Restricted stock units forfeited	(37,101)	—
Restricted stock units outstanding as of June 30, 2007	1,314,087	$—	1.8	$32,707,625

Restricted stock expected to vest	1,254,987	$—	1.8	$31,096,072
Restricted stock units exercisable (vested and deferred)	5,647	$—	0.0	$140,554
Weighted average remaining recognition period in years	2.5

Recognized Non-Cash Compensation Expense

The following table summarizes recognized stock-based compensation expense related to employee stock options, employee stock purchase plan purchases and awards of restricted stock units for the six months ended June 30, 2007 and 2006:

	Six Months Ended
	June 30,
	2007	2006
	(amounts in thousands)

Station operating expenses	$1,468	$275
Corporate general and administrative expenses	3,116	1,499
Stock-based compensation expense included in operating expenses	4,584	1,774
Tax benefit	(1,616)	(294)
Recognized stock-based compensation expense related to employee stock options, employee stock purchase plan purchases and restricted stock units	$2,968	$1,480

The following table summarizes recognized stock-based compensation expense related to employee stock options, employee stock purchase plan purchases and awards of restricted stock units for the three months ended June 30, 2007 and 2006:

	Three Months Ended
	June 30,
	2007	2006
	(amounts in thousands)

Station operating expenses	$949	$214
Corporate general and administrative expenses	1,784	1,289
Stock-based compensation expense included in operating expenses	2,733	1,503
Tax benefit	(1,081)	(189)
Recognized stock-based compensation expense related to employee stock options, employee stock purchase plan purchases and restricted stock units	$1,652	$1,314

Six And Three Months Ended June 30, 2007

Stock-based compensation expense recognized under SFAS No. 123R for the six months ended June 30, 2007 was $4.6 million, which consisted of: (1) $4.5 million for awards of restricted stock units; and (2) $0.1 million for stock-based compensation expense related to employee stock options and employee stock purchases. Stock-based compensation expense recognized under SFAS No. 123R for the three months ended June 30, 2007 was $2.7 million, which primarily consisted of awards of restricted stock units. In connection with the recognition of this expense, the Company recorded an income tax benefit of $1.6 million and $1.1 million for the six and three months ended June 30, 2007, respectively. The income tax benefits were reduced to reflect limitations for tax purposes on deductible compensation for certain key employees.

Six And Three Months Ended June 30, 2006

Stock-based compensation expense recognized under SFAS No. 123R for the six months ended June 30, 2006 was $1.8 million, which consisted of: (1) $1.7 million for awards of restricted stock units; and (2) $0.1 million for stock-based compensation expense related to employee stock options and employee stock purchases. Stock-based compensation expense recognized under SFAS No. 123R for the three months ended June 30, 2006 was $1.5 million, which consisted of: (1) $1.4 million for awards of restricted stock units; and (2) $0.1 million for stock-based compensation expense related to employee stock options and employee stock purchases.  In connection with the recognition of this expense, the Company recorded an income tax benefit of $0.3 million and $0.2 million for the six and three months ended June 30, 2006, respectively. The income tax benefits were reduced to reflect limitations for tax purposes on deductible compensation for certain key employees.

Options

The Company used the Black-Scholes option-pricing model method of valuation for share-based awards under the provisions of SFAS No. 123 for grants awarded prior to January 1, 2006. It was not necessary for the Company to apply the option-pricing model method of valuation for share-based awards issued under the provisions of SFAS No. 123R as there have been no options granted subsequent to 2005.

The total intrinsic value of options exercised was $78 thousand and $30 thousand during the six months ended June 30, 2007 and 2006, respectively. Cash received from stock option exercises for the six months ended June 30, 2007 and 2006 was $529 thousand and $247 thousand, respectively. The income tax benefit from stock option exercises was $29 thousand and $11 thousand for the six months ended June 30, 2007 and 2006, respectively.

The following table presents the option activity for the six months ended June 30, 2007:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic ValueAs of June 30, 2007

Options outstanding as of December 31, 2006	1,955,463	$32.48
Options granted	—	$—
Options exercised	(21,585)	$24.51
Options forfeited	(8,500)	$31.79
Options expired	(96,375)	$37.05
Outstanding as of June 30, 2007	1,829,003	$32.33	5.3	$1,064,193

Options vested and expected to vest as of June 30, 2007	1,823,045	$32.33	5.3	$1,064,193
Options vested and exercisable as of June 30, 2007	1,807,003	$32.33	5.3	$1,064,193
Weighted average remaining recognition period in years	1.8

As of June 30, 2007, $0.2 million of accumulated unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, is expected to be recognized in future periods over a weighted average period of 1.8 years.

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2007:

		Options Outstanding			Options Exercisable
Exercise Prices		Number of Options Outstanding at June 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable at June 30, 2007	Weighted Average Exercise Price
$18.00	$22.50	219,324	1.6	$20.04	219,324	$20.04
$27.75	$27.75	443,618	3.4	$27.75	443,618	$27.75
$28.19	$34.44	86,375	5.5	$32.44	64,625	$32.32
$35.05	$35.05	905,500	7.3	$35.05	905,250	$35.05
$36.25	$52.05	174,186	4.7	$45.33	174,186	$45.33
		1,829,003	5.3	$32.33	1,807,003	$32.33

Option Exchange Program

On June 5, 2006, the Company commenced an Option Exchange Program (the “OEP”) which permitted eligible employees and non-employee directors the opportunity to make a one-time election to exchange all of their outstanding stock options with exercise prices equal to or greater than $40.00 per share for a lesser number of shares of the Company’s restricted stock. The exchange ratio under the OEP was fifteen-to-one such that, for each fifteen eligible options surrendered, the holder received one share of restricted stock.  On July 7, 2006, upon expiration of the OEP, the Company granted 0.3 million restricted stock units in exchange for 3.8 million options. All shares of restricted stock issued under the OEP were granted under the Plan.  Options which were exchanged, net of shares of restricted stock issued, are not available for re-grant under the Plan.

In accordance with SFAS No. 123R, the Company applied modification accounting for the OEP.  Under this audit guidance, the Company did not recognize additional share-based compensation expense, as the fair value of the new shares at the time the Company first made the offer to exchange was not greater than the fair value of the surrendered options.

The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: (1) a historical volatility of 46% over a period commensurate with the expected term of 6.25 years with the observation of the volatility on a daily basis; (2) an expected term of 6.25 years based upon the simplified plain-vanilla method as allowed under the provisions of Staff Accounting Bulletin (“SAB”) No. 107; (3) a risk-free interest rate of 5.2% that was consistent with the expected term of the stock options and was based on the U.S. Treasury yield curve in effect at the time of the grant; and (4) a dividend yield of 5.6% based upon the Company’s most recent quarterly dividend of $0.38 per common share.  The Company recorded the effect of the OEP on outstanding awards during the third quarter of 2006.

Windfall Tax Benefit

In connection with the vesting of restricted stock units issued under the Company’s OEP, the Company received tax deductions in excess of previously recorded tax benefits.  As a result, the Company recorded a windfall tax benefit of $1.2 million that was classified as a financing cash inflow in the condensed consolidated statements of cash flows. SFAS No. 123R requires that cash flows resulting from excess windfall tax benefits be classified as financing cash flows rather than as operating cash flows.

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

The amount of unamortized broadcasting licenses reflected in the balance sheet as of June 30, 2007 was $1.4 billion. The Company determines the fair value of the broadcasting licenses by relying primarily on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The fair value contains assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables would include but not be limited to: (1) the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values.

During each of the first quarters of 2007 and 2006, the Company completed the non-amortizing intangible asset impairment test for broadcasting licenses and determined that: (1) the reporting unit was a radio market; and (2) the fair value of the broadcasting licenses was equal to or greater than the amount reflected in the balance sheet for each of the Company’s markets. Based upon the results of each of the asset impairment tests, no impairment charges were recorded.  No events occurred or circumstances changed since these tests were conducted that would, more likely than not, change the fair value of the broadcasting licenses below the amount reflected in the balance sheet and, accordingly, no impairment charges were recorded  for the six months ended June 30, 2007 and 2006.

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

The Company performs an annual impairment test in the second quarter of each year. The Company determined that it was necessary to record in this quarter an impairment loss of $45.4 million for the Denver market. A contributing factor to the impairment was a decline in the advertising dollars in the Denver market and its affect on the Company’s operations. The amount of the impairment was negatively impacted by an increase in the fair value of the FCC licenses that caused a correlating decrease in the fair value of the goodwill.

If actual market conditions are less favorable than those projected by the industry or the Company, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required upon retesting to recognize impairment charges in future periods.   The amount of goodwill reflected in the Company’s balance sheet as of June 30, 2007 was $111.9 million.

The following table presents, in thousands, the changes in goodwill for the six months ended June 30, 2007 (see Note 2 for a description of the Company’s unamortized FCC licenses of $1.4 billion as of June 30, 2007):

	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(amounts in thousands)

Balance as of December 31, 2006	$157,866	$624	$157,242
Loss on impairment for the six months ended June 30, 2007	(45,353)	—	(45,353)
Balance as of June 30, 2007	$112,513	$624	$111,889

(B) Definite-Lived Intangibles

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships,  acquired advertising contracts and income leases that are amortized in accordance with SFAS No. 142. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The amount of the amortization expense for definite-lived intangible assets was $0.1 million for each of the six months ended June 30, 2007 and 2006, respectively. The amount of the amortization expense for definite-lived intangible assets was under $0.1 million for each of the three months ended June 30, 2007 and 2006, respectively.  As of June 30, 2007, the Company reflected $0.2 million in unamortized definite-lived assets, which amount is included in deferred charges and other assets on the balance sheet.

The following is an estimate of the amortization expense for definite-lived assets, in thousands, for each of the succeeding years ending December 31:

Definitive-
Lived
Assets
Years ending December 31,
2007 (excludes the six months ended June 30, 2007)	$67
2008	86
2009	46
2010	15
2011	10
Thereafter	13
Total	$237

4.             ACQUISITIONS AND UNAUDITED PRO FORMA SUMMARY

Acquisitions And Dispositions For The Six Months Ended June 30, 2007 And 2006

There were no acquisitions or dispositions of radio stations during the six months ended June 30, 2007 (see Note 8, Commitments and Contingencies, for a discussion of pending transactions) and the six months ended June 30, 2006.

Other Transactions

Land In Portland, Oregon

 During May 2007, the Company completed an agreement to purchase land for $1.9 million in cash for the purpose of relocating and consolidating two of its Portland, Oregon, transmitter sites.

Unaudited Pro Forma Summary Of Financial Information

The following unaudited pro forma summary of financial information presents the consolidated results of operations as if any acquisitions which occurred during the period of January 1, 2006 through June 30, 2007 had all occurred as of the beginning of the respective periods. The summary also includes certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund acquisitions which would have been incurred had such acquisitions occurred as of the beginning of the respective periods. There were no acquisitions during the six months ended June 30, 2007; therefore, actual information appears in the tables below. These unaudited pro forma results, which do not reflect dispositions of radio stations, have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future.

	Six Months Ended June 30,
	2007	2006
	(amounts in thousands, except per share data)
	Actual	Pro Forma

Net revenues	$225,202	$207,594
Net income (loss)	$(13,061)	$24,381
Net income (loss) per common share - basic	$(0.33)	$0.60
Net income (loss) per common share - diluted	$(0.33)	$0.60

	Three Months Ended June 30,
	2007	2006
	(amounts in thousands, except per share data)
	Actual	Pro Forma

Net revenues	$125,180	$116,459
Net income (loss)	$(12,497)	$16,878
Net income (loss) per common share - basic	$(0.32)	$0.43
Net income (loss) per common share - diluted	$(0.32)	$0.42

5.             SENIOR DEBT

New Credit Agreement or “Bank Facility”

On June 18, 2007, the Company entered into a new bank credit agreement (the “Bank Facility”) with a syndicate of banks for a $1,050.0 million senior secured credit facility that matures on June 30, 2012 and is comprised of $650.0 million in revolving credit (“Revolver”) and a $400.0 million term loan (“Term A”). The Company used the proceeds of $400.0 million from the Term A and $152.0 million from the Revolver to pay all of the outstanding debt under the Company’s former senior credit facility. The Term A principal reduces beginning September 30, 2009 in quarterly amounts starting at $15.0 million and increasing to $60.0 million. The Company expects to use the remainder of the Revolver to: (1) provide for working capital; and (2) provide for general corporate purposes, including capital expenditures and any or all of the following: repurchases of Class A Common Stock, dividends and acquisitions. The Bank Facility, which provides the Company with increased liquidity, is secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly owned subsidiaries. The Bank Facility requires the Company to comply with certain financial covenants and leverage ratios which are defined terms within the agreement, including: (1) Total Debt to Operating Cash Flow; and (2) Operating Cash Flow to Interest Expense. Upon the occurrence of certain events, the interest rate under the Bank Facility can increase to: (a) a maximum of the Eurodollar rate plus 1.13%; or, (b) the greater of prime rate plus 0.13% or the federal funds rate plus 0.63%. The Company also pays a commitment fee that varies, depending on certain financial covenants and the amount of the unused commitment, to a maximum of 0.35% per year on the average unused balance of the Revolver.

As of June 30, 2007, the Company had $580.0 million, as well as a $1.5 million letter of credit, outstanding under the Bank Facility. Subject to covenant compliance at the time of each borrowing, the amount available under the Revolver as of June 30, 2007 was $468.5 million.  Management believes that, as of June 30, 2007, the Company was in compliance with all financial covenants and all other terms of the Bank Facility. Any borrowings necessary to consummate closing on any of the pending transactions as described under Note 8, Commitments and Contingencies, is conditioned on compliance under the Bank Facility at the time of closing.

Deferred Financing Expenses

In connection with the replacement of the former credit facility with the Bank Facility, the Company reviewed the  unamortized deferred financing costs to determine the amount subject to extinguishment under the provisions of EITF No. 98-14, “Debtor’s Accounting for Changes in Line-of Credit or Revolving-Debt Arrangements.”  Under this provision, the

Company: (1) recorded $0.5 million of the former credit facility’s unamortized deferred financing costs as a loss on early extinguishment of debt to the statement of operations for the six and three months ended June 30, 2007; (2) deferred $2.2 million of the former credit facility’s unamortized deferred financing expenses that will be amortized under the effective interest rate method over the life of the Bank Facility; and (3) recorded $4.6 million of deferred financing expenses related to the Bank Facility that will be amortized under the effective interest rate method over the life of the Bank Facility. Under the provisions of SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” the Company recorded the $0.5 million loss on early extinguishment of debt under other expense in the condensed statements of operations.

Former Credit Agreement

The Company’s former bank agreement was a five-year senior secured revolving credit facility in the amount of $900.0 million that matured on August 11, 2009 and was secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly owned subsidiaries. The former credit facility required the Company to comply with certain financial covenants and leverage ratios which were defined terms within the agreement, including: (1) Total Debt to Operating Cash Flow; (2) Operating Cash Flow to Interest Expense; and (3) Operating Cash Flow to Fixed Charges. Upon the occurrence of certain events, the interest rate could have increased to: (a) a maximum of the Eurodollar rate plus 1.50%; or, (b) the greater of prime rate plus 0.50% or the federal funds rate plus 1.0%. The Company also paid a commitment fee that varied, depending on certain financial covenants and the amount of the unused commitment, to a maximum of 0.375% per year on the average unused revolver balance.

Guarantor Financial Information

Entercom Radio, LLC (“Radio”), which is a wholly owned finance subsidiary of Entercom Communications Corp., holds the ownership interest in various subsidiary companies that own the operating assets, including broadcasting licenses, permits and authorizations. Radio is: (i) the borrower of the Company’s senior debt under the Bank Facility described in Note 5; and (ii) the issuer of the Company’s 7.625% Senior Subordinated Notes, described in Note 6. Entercom Communications Corp. and each of Radio’s direct and indirect 100% owned subsidiaries is a guarantor of such debt.  Separate condensed consolidating financial information is not included as Entercom Communications Corp. does not have independent assets or operations, Radio is a 100% owned finance subsidiary of Entercom Communications Corp., and all guarantees by Entercom Communications Corp. and its subsidiaries are full and unconditional, and joint and several.

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

Interest on the Notes accrues at the rate of 7.625% per year and is payable semi-annually in arrears on March 1 and September 1. Effective on March 1, 2007, the Company may redeem the Notes at an initial redemption price of approximately 103.8% of their principal amount plus accrued interest. The Notes are unsecured and rank junior to the Company’s senior indebtedness. In addition to the parent, Entercom Communications Corp., all of the Company’s subsidiaries (other than Entercom Radio, LLC, the issuer of the Notes) have fully and unconditionally guaranteed jointly and severally these Notes (the “Subsidiary Guarantors”).  Under certain covenants, the Subsidiary Guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Notes, and the Subsidiary Guarantors cannot incur additional indebtedness under certain restrictive covenants.

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

As of June 30, 2007 and 2006, the Company had an interest rate transaction outstanding with a notional amount of $30.0 million and an initial term of 10 years, that expires in February 2008. This interest rate transaction effectively fixes the interest at a rate of 5.8% on borrowings equal to the total notional amount.  This derivative does not qualify for hedge accounting treatment. For the six months ended June 30, 2007 and 2006, the Company recorded to the condensed consolidated statement of operations a net gain of $0.1 million and $0.5 million, respectively, under net gain on derivative instruments.  For the three months ended June 30, 2007 and 2006, the Company recorded to the condensed consolidated statement of operations a net gain of $0.1 million and $0.2 million, respectively, under net gain on derivative instruments.

8.             COMMITMENTS AND CONTINGENCIES

Pending Transactions

The following transactions to acquire and divest radio stations are subject to Federal Communications Commission (“ FCC”) approval and are expected to close during the third quarter of 2007 (other than the divestiture of the Rochester stations for the reasons described below).

Pending Exchange:  Cincinnati, Ohio; Seattle, Washington; and San Francisco, California

On January 17, 2007, the Company entered into an agreement with Bonneville International Corporation (“Bonneville”) to exchange certain radio stations in Cincinnati, Ohio, and Seattle, Washington, for certain radio stations in San Francisco, California, and $1.0 million in cash. Concurrently with entering into the asset exchange agreement, the Company also entered into two time brokerage agreements (“TBAs”).  Pursuant to these TBAs, on February 26, 2007, the Company commenced operations of the San Francisco stations and Bonneville commenced operations of the Cincinnati and Seattle stations. During the period of the TBA, the Company: (i) includes net revenues and station operating expenses associated with operating the San Francisco stations in the Company’s consolidated financial statements; and (ii) excludes net revenues and station operating expenses associated with operating the Cincinnati stations and three of the Seattle stations in the Company’s consolidated financial statements. TBA income and TBA fees were equal in amount under the TBA agreements (other than the first three months where TBA income exceeds TBA expense by $0.3 million). The Company cannot complete the sale of the Cincinnati stations to Bonneville until the Company has completed the acquisition of stations from CBS Radio Stations Inc. (“CBS”) and completed the transaction to exchange with Cumulus Media Partners LLC (“Cumulus”) certain stations in Cincinnati (see table below for summary of transactions).  The fair value of the assets acquired in exchange for the assets disposed cannot be determined at this time as it is dependent on the results of an appraisal for all assets included in this transaction. The Company does not anticipate that cash will be required to complete this transaction. Upon completion of the transactions described under this Note 8, the Company will: (1) own three stations in San Francisco, a new market for the Company; (2) continue to own and operate four radio stations in the Seattle market; and (3) exit the Cincinnati market.

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

Pending Exchange: Cincinnati, Ohio

On October 31, 2006, the Company entered into an agreement with Cumulus to exchange WGRR-FM, a radio station included in the CBS acquisition noted below and the Bonneville transaction noted above, for WSWD-FM and certain other intellectual property.  WSWD-FM, with a frequency of 94.9 on the FM band, has had several recent call letter changes (in most recent order, formerly WYGY-FM and WPRV-FM). Each of the stations included in the exchange, WGRR-FM and WSWD-FM, serves the Cincinnati, Ohio, radio market. Concurrently with entering into the asset exchange agreement, the Company also entered into reciprocal TBAs. Pursuant to these TBAs, on November 1, 2006, the Company commenced operations of WSWD-FM, and Cumulus commenced operations of WGRR-FM (the TBA income and TBA fees were equal in amount under the TBA agreements). The Company cannot complete the sale of WGRR-FM to Cumulus until the Company has completed the acquisition of WGRR-FM from CBS. The fair value of the assets acquired in exchange for the assets sold cannot be determined at this time as it is dependent on the results of an appraisal for WGRR-FM and WSWD-FM. The Company does not anticipate that cash will be required to complete this transaction. See Note 8 for a description of other transactions related to this exchange.

Pending Acquisition: Austin, Texas; Cincinnati, Ohio; and Memphis, Tennessee

On August 18, 2006, the Company entered into an asset purchase agreement with CBS to acquire the assets of eleven radio stations serving the Memphis, Austin and Cincinnati radio markets for $220.0 million in cash. Concurrently with entering into the asset purchase agreement, the Company also entered into a TBA under the provisions of which the Company commenced operations on November 1, 2006 (other than the radio station as described under Note 8 that Cumulus began operating on November 1, 2006 under a TBA with the Company). During the period of the TBA, the Company will include net revenues, station operating expenses and monthly TBA fees of $1.4 million associated with operating these stations in the Company’s consolidated financial statements. With the Austin and Cincinnati acquisitions, the Company entered into two new radio markets. In Memphis, the acquisition of three radio stations from CBS adds to the three radio stations that the Company currently owns and operates in this market.  See Note 8 for a description of other related transactions.

Pending Acquisition: Rochester, New York

On August 18, 2006, the Company entered into an asset purchase agreement with CBS to acquire the assets of four radio stations serving the Rochester radio market for $42.0 million in cash. Under the Communications Act (“Act”), the FCC imposes specific limits on the number of commercial radio stations an entity can own in a single market. Due to these restrictions, the Company cannot own or operate more than five FM radio stations in this market. In addition, the Company is required to meet certain requirements under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  As a result, the Company agreed with the U.S. Department of Justice (“DOJ”) to divest three FM radio stations in this market.  Such divestiture must be approved by the DOJ and the FCC.  The Company has petitioned the FCC for a temporary waiver of its ownership rules to allow it to acquire all of the CBS Rochester stations, subject to the requirement to divest three stations under the agreement with the DOJ.  The Company expects to receive this waiver from the FCC and to close on the transaction in the third quarter of 2007. Upon the expected closing on the CBS transaction and the divestiture of three radio stations, the Company would own and operate five radio stations in the Rochester, New York, market.

The following is a summary of the pending transactions that effect the Rochester market:

Radio Stations	Transaction
WBEE-FM; WBZA-FM; WFKL-FM and WROC-AM	Company currently owns and operates these stations
WCMF-FM; WPXY-FM; WRMM-FM and WZNE-FM	Company acquires from CBS
WFKL-FM; WRMM-FM and WZNE-FM	Company commits to sell these stations

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

Pending Disposition: Austin, Texas

On February 20, 2007, the Company entered into an agreement to sell KXBT-FM in Austin, Texas, for $20.0 million in cash, of which $1.0 million was paid as a deposit on February 20, 2007. The Company also entered into a TBA that commenced on February 26, 2007. The Company cannot complete the sale of KXBT-FM until the Company has completed the acquisition of this station from CBS (see Note 8). The Company believes that the divestiture of this station will not alter the competitive position of the remaining three stations the Company currently operates in this market.

Pending Disposition: Portland, Oregon

On January 31, 2007, the Company entered into an agreement to sell KTRO-AM (formerly KKSN-AM) in Portland, Oregon, for an amount between $4.2 million and $4.5 million in cash, which amount depends on the Company’s compliance with certain conditions. Concurrently with entering into the agreement, the Company also entered into a TBA that was effective on February 1, 2007. The Company believes that the divestiture of this station will not alter the competitive position of the remaining six stations the Company currently operates in this market.

Pending Disposition: Land In Sacramento, California

On April 7, 2004, the Company entered into an agreement to sell land at one of its Sacramento, California, transmitter sites for $10.5 million in cash, of which the buyer has paid $1.3 million to the Company as a deposit. Under certain circumstances, the deposit can be forfeited if the buyer defaults under the agreement. Closing on this transaction, while not assured, is expected in late 2007.

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

During 2006, the Company received several inquiries from the FCC that were related to the FCC’s increased enforcement activity in the areas of sponsorship identification and payola, which is prohibited by the Communications Act. As a result of the FCC’s investigation, on April 13, 2007, the Company (along with several other media companies) entered into a settlement in the form of a Consent Decree with the FCC and agreed to implement certain enhancements to the Company’s business practices and appoint a Compliance Officer to implement and monitor these practices. As part of the Company’s settlement with the FCC, the Company did not admit any liability and agreed to pay $4.0 million to the U.S. Treasury. For the year ended December 31, 2006, the Company recorded $4.0 million in the Company’s consolidated statements of operations under corporate general and administrative expenses.

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

The Company’s six radio stations located in New Orleans, Louisiana, were affected by Hurricane Katrina and the subsequent flooding. The Company recently completed the relocation and construction of new studio and office facilities. During the second half of 2007, the Company expects to strengthen certain of its transmitter facilities to better withstand a similar event of this nature. Under the Company’s insurance policies, the Company has recovered during the six months ended June 30, 2007, $0.5 million of the estimated $5.5 million in construction costs as described above. The Company cannot, however, determine at this time if any additional amounts will be recoverable.

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

Under the Company’s Bank Facility and its former credit agreement, the Company is required to reimburse lenders for any increased costs that they may incur in the event of a change in law, rule or regulation resulting in their reduced returns from any change in capital requirements. The Company cannot estimate the potential amount of any future payment under this provision nor can the Company predict if such an event will occur.

The Company enters into indemnification agreements in the ordinary course of business and other agreements which include indemnification provisions. Under these agreements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements could be unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has not recorded liabilities for these agreements as of June 30, 2007.

9.             SHAREHOLDERS’ EQUITY

Dividends

The following table presents a summary of the Company’s dividend activity during the six months ended June 30, 2007:

(amounts in millions, except per share data)

	Amount
	Per			Total
Declaration	Common	Record	Payment	Amount
Date	Share	Date	Date	Paid

February 20, 2007	$0.38	March 14, 2007	March 28, 2007	$14.9
May 3, 2007	$0.38	June 15, 2007	June 28, 2007	$14.7

Dividend Equivalents

Grants of restricted stock units made on and after April 6, 2006 included the right, upon vesting, to receive a dividend equivalent amount equal to the aggregate of all dividends which would have been paid on the restricted stock units. For the six months ended June 30, 2007, the Company paid $0.1 million to the holders of restricted stock units that vested during this period.  The dividend equivalent amount, accrued and unpaid on unvested restricted stock units, was $1.8 million as of June 30, 2007.

Repurchases Of Vested Restricted Stock Units

Upon the vesting of restricted stock units, there is a taxable event to the employee that requires the withholding of taxes from the employee. Upon vesting, the employee can elect to have the Company withhold shares of stock in an amount sufficient to cover the employee’s tax withholding obligations.  As a result of such elections by the employees during the six months ended June 30, 2007, the Company is deemed to have repurchased 42 thousand shares of stock.

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

During the six and three months ended June 30, 2007, the Company repurchased 1.8 million and 1.4 million shares, respectively, in the amount of $47.4 million and $37.4 million, respectively, at an average price of $25.85 and $25.27 per share, respectively. During the six and three months ended June 30, 2006, the Company repurchased 3.3 million and 0.7 million shares, respectively,  in the amounts of $95.5 million and $18.3 million, respectively, at an average price of $29.07 and $27.89 per share, respectively.

Under the May 8, 2006 share repurchase program, which on May 3, 2007 was extended by the Company’s Board of Directors for an additional one year period to May 7, 2008, $47.8 million remained authorized as available for repurchase at June 30, 2007.

10.          DEFERRED COMPENSATION PLANS

Under two separate deferred compensation plans, the Company provides a select group of the Company’s employees and the Board of Directors with an opportunity to defer a portion of their compensation on a tax-favored basis. The obligations by the Company to pay these benefits under these plans represent unsecured general obligations that rank equally with the Company’s other unsecured and unsubordinated indebtedness.  As of June 30, 2007, $2.7 million was deferred under these plans and was included in other long-term liabilities in the consolidated balance sheet. The Company also recorded a deferred tax asset of $1.0 million in connection with this liability as the deferred tax asset is not realized for tax purposes until the liability is paid. For each of the six and three months ended June 30, 2007, the Company recorded unfunded compensation expense of $0.2 million to corporate general and administrative expense.  For the six and three months ended June 30, 2006, the Company recorded a minimal amount in unfunded compensation expense to corporate general and administrative expense.

11.          NET INCOME (LOSS) PER SHARE

The net income (loss) per share is calculated in accordance with SFAS No. 128, “Earnings Per Share,” which requires presentation of basic net income (loss) per share and diluted net income (loss) per share. Basic net income per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes the potential dilution that could occur: (1) if all of the Company’s outstanding stock options that are in-the-money were exercised (using the treasury stock method); (2) if the restricted stock units with service conditions were fully vested (using the treasury stock method); (3) if the restricted stock units with service and market conditions were considered contingently issuable; and (4) if the participation by employees in an Employee Stock Purchase Plan is considered as an option (using the treasury stock method).  Anti-dilutive instruments are not considered in this calculation.

For the six and three months ended June 30, 2007, stock options and restricted stock units were not included in the calculation of net loss per share as they were anti-dilutive.  For the six and three months ended June 30, 2006, stock options and restricted stock units were included in the calculation of net income per share as they were dilutive.

The following table sets forth the computations of basic and diluted EPS for the six months ended June 30, 2007 and 2006:

	Six Months Ended
	June 30, 2007			June 30, 2006
	(amounts in thousands, except share and per share data)
	Net Loss	Shares	EPS	Net Income	Shares	EPS
Basic net income (loss) per share:
Net income (loss)	$(13,061)	39,102,341	$(0.33)	$24,886	40,456,672	$0.62
Impact of options and restricted stock units		—			171,599
Diluted net income (loss) per share:
Net income (loss)	$(13,061)	39,102,341	$(0.33)	$24,886	40,628,271	$0.61

The following table sets forth the computations of basic and diluted EPS for the three months ended June 30, 2007 and 2006:

	Three Months Ended
	June 30, 2007			June 30, 2006
	(amounts in thousands, except share and per share data)
	Net Loss	Shares	EPS	Net Income	Shares	EPS
Basic net income (loss) per share:
Net income (loss)	$(12,497)	38,821,310	$(0.32)	$17,131	39,572,195	$0.43
Impact of options and restricted stock units		—			225,085
Diluted net income (loss) per share:
Net income (loss)	$(12,497)	38,821,310	$(0.32)	$17,131	39,797,280	$0.43

For the six and three months ended June 30, 2007, 0.4 million and 0.3 million convertible shares, respectively, were not included in diluted loss per share as the shares were anti-dilutive when reporting a net loss. In computing the convertible shares under the treasury stock method for the six months and three months ended June 30, 2007, 2.0 million shares and 2.2 million shares, respectively, were not included as they were anti-dilutive (including 0.2 million restricted stock units with market conditions as the market conditions were not satisfied as of June 30, 2007). The options which were anti-dilutive for the six and three months ended June 30, 2007, ranged in price per share from $27.71 to $52.05 and from $26.94 to $52.05, respectively.

In computing the convertible shares under the treasury stock method for the six months and three months ended June 30, 2006, 5.6 million shares and 6.4 million shares, respectively, were not included as they were anti-dilutive (including 0.2 million restricted stock units with market conditions as the market conditions were not satisfied as of June 30, 2006). The options which were anti-dilutive for the six and three months ended June 30, 2006, ranged in price per share from $28.05 to $57.63 and from $26.91 to $57.63, respectively.

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

12.          INCOME TAXES

Effective Tax Rate - Overview

The Company’s income tax benefit for the six and three months ended June 30, 2007 was based on the estimated annual effective tax rate for 2007, which includes: (1) the effect of permanent differences between income subject to income tax for book and tax purposes; (2) the effect of a reduction in estimated annual income before income taxes due to a $45.4 million impairment loss during the second quarter of 2007; and (3) any discrete items of tax, such as (a) the effect of a $2.9 million adjustment during the first quarter of 2007 that increased income tax expense (as described in the paragraph below); (b) the effect of changes in the Company’s FIN 48 liabilities since adoption on January 1, 2007; and (c) the effect of eliminating federal deduction limits for cash and non-cash compensation for the Company’s Chief Financial Officer. Any subsequent fluctuation in the estimated annual rate for 2007 could be due to: (i) changes in the level of income in any of the Company’s taxing jurisdictions; (ii) changes in the statutes and rules applicable to taxable income in the jurisdictions in which the Company operates; (iii) changes in the expected outcome of tax audits; (iv) changes in the estimate of expenses that are not deductible for tax purposes; (v) additional states in which the Company conducts business as a result of pending acquisitions; and (vi) changes in the deferred tax valuation allowance. The Company’s effective tax rate is higher than the federal statutory rate of 35% primarily as a result of the provision for state taxes (net of a federal tax deduction) in the tax rate.

Effective Tax Rates For The Six And Three Months Ended June 30, 2007

The effective tax rates were 29.1% and 44.1%, respectively.

For the six and three months ended June 30, 2007, the Company reflected a loss before income taxes of $18.4 million and $22.4 million, respectively, which amounts were negatively impacted by the recording of a non-cash impairment loss of $45.4 million (see Note 3, Intangible Assets and Goodwill, for further discussion).  As a result of the $45.4 million impairment loss, the Company recorded an income tax benefit of $20.0 million that decreased the Company’s deferred taxes liabilities for the six and three months ended June 30, 2007. The Company’s effective income tax benefit rate was 29.1% and 44.1% for the six and three months ended June 30, 2007, respectively.

The effective income tax benefit rate of 29.1% was negatively impacted by discrete items of tax, such as: (1) a $2.9 million increase in taxes for the six months ended June 30, 2007, due to the commencement of operations in 2007 in states which on average have higher income tax rates than in states in which the Company previously operated and its effect on previously reported temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities; (2) income taxes in certain states where the states’ current taxable income is dependent on factors other than the Company’s consolidated net income (loss); (3) limits on the deduction of certain non-cash compensation expense for certain key employees; and (4) the effect of recording changes in the Company’s FIN 48 liabilities subsequent to adoption of FIN 48 on January 1, 2007. The effective tax rate was favorably impacted by Internal Revenue Service guidance that removed the limits on the deduction of cash and non-cash compensation expense for the Company’s Chief Financial Officer.

The effective income tax benefit rate of 44.1% for the three months ended June 30, 2007 was positively impacted by: (1) an increase in the estimated annual rate due to the effect of a reduction in estimated annual income before income taxes (see the $45.4 million impairment loss as described in Note 3, Intangible Assets and Goodwill); and (2) recent favorable Internal Revenue Service guidance that removed the limits on the deduction of cash and non-cash compensation expense for the Company’s Chief Financial Officer.

Effective Tax Rates For The Six And Three Months Ended June 30, 2006

The effective tax rates were 39.9% and 40.6%, respectively.

Income Tax Payments

The Company made income tax payments of $0.4 million and $0.2 million for the six and three months ended June 30, 2007, respectively.  The Company made income tax payments of $0.1 million for the six months ended June 30, 2006.

Deferred Tax Liabilities

As of June 30, 2007 and December 31, 2006, the Company had net non-current deferred tax liabilities of $229.2 million. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

Deferred Tax Assets

The Company’s net current deferred tax assets as of June 30, 2007 and December 31, 2006 were $3.0 million and $3.4 million, respectively. As required under the provisions of SFAS No. 109, the Company establishes a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In assessing a valuation allowance for deferred tax assets, the Company estimates future taxable income and provides a valuation allowance when it is less likely to be recovered. Future taxable income could be materially different than amounts estimated, in which case the valuation allowance would be adjusted. The Company recorded a partial valuation allowance of $0.9 million primarily due to the five-year limitation for tax purposes of recognizing a loss on investments for federal and state income taxes as only investment gains can be used to offset these losses. Based upon the years in which taxable temporary differences are anticipated to reverse, as of June 30, 2007, management believes it is more likely than not that the Company will realize the benefits of the deferred tax asset balance (net of recorded allowances). On a quarterly basis, management assesses whether it remains more likely than not that the deferred tax assets will be realized.

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

 As a result of the Company’s evaluation of FIN 48 and its effect on the Company’s financial position, results of operations and cash flows, on January 1, 2007, the Company recorded $1.8 million in expense (net of taxes) as a cumulative effect of an accounting change to the Company’s retained earnings. Of this amount, $1.1 million (net of taxes) represented interest and penalties. Subsequent to January 1, 2007, any change in interest and penalty liabilities will be reflected in the consolidated statement of operations as an adjustment to income tax expense rather than as an expense that would precede income before income taxes. Together with the previously recorded tax contingencies of $2.2 million as of December 31, 2006, the Company’s FIN 48 liabilities were $4.2 million and $4.0 million as of June 30, 2007 and January 1, 2007, respectively, which amounts were recorded in the consolidated balance sheets as long-term tax liabilities. In addition, due to the increase in the FIN 48 liabilities since adoption on January 1, 2007, $0.2 million in income tax expense (net of taxes) was included in the Company’s condensed consolidated statements of operations and condensed consolidated statements of cash flows for the six months ended June 30, 2007, respectively. The Company reviews its estimates on a quarterly basis and any change in its FIN 48 liabilities will result in an adjustment to its income tax expense in the consolidated statement of operations in each period measured. The Company anticipates that there will be no immediate impact on the Company’s cash flows.

The Company is subject to federal and state income tax audits from time to time that could result in proposed assessments. The Company cannot predict with certainty how these audits will be resolved and whether the Company will be required to make additional tax payments, which may or may not include penalties and interest.  As of June 30, 2007, the Company is subject to audit by the Internal Revenue Service for the tax years of 2004 through 2006. For most states where the Company conducts business, the Company is subject to examination for the preceding three to six years. In certain states, the period could be longer.

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

The trade receivable balances and reserve for doubtful accounts as of June 30, 2007 and December 31, 2006 are presented in the following table:

	June 30,	December 31,
	2007	2006
	(amounts in thousands)

Accounts receivable	$101,777	$93,272

Allowance for doubtful accounts	(2,731)	(3,009)

Accounts receivable, net of allowance for doubtful accounts	$99,046	$90,263

As of June 30, 2007 and December 31, 2006, the Company has recorded trade receivable credits in the amounts of $3.1 million and $2.3 million, respectively, which amounts are included in the balance sheets under other current liabilities.

As of June 30, 2007 and December 31, 2006, the Company has recorded short-term unearned revenues in the amounts of $1.5 million and $1.2 million, respectively, which amounts are included in the balance sheets under other current liabilities.

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

Our results of operations include net revenues and station operating expenses from stations we own. Also we: (1) include those net revenues and station operating expenses recognized under a time brokerage agreement or similar sales agreement (“TBA”) for stations operated by us prior to acquiring the stations; and (2) exclude those net revenues and station operating expenses recognized under a TBA for stations operated by a buyer of our stations prior to our disposition of the stations. Depending on the facts and circumstances relating to each pending asset purchase agreement (e.g., whether or not there is an associated TBA or similar agreement) and the provisions of Financial Interpretation No.  (“FIN”) 46R (as revised), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which would include any variable interest entities that are required to be consolidated by the primary beneficiary, we may include: (i) the assets and liabilities of the entity holding the assets to be acquired, in our consolidated balance sheet; and (ii) the net revenues and station operating expenses of the entity holding the assets to be acquired, in our consolidated statement of operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, as well as a discussion of the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.  Our results of operations during the relevant periods represent the operations of the radio stations owned by us or operated by us pursuant to TBAs.

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

Results of Operations

The following significant factors affected our results of operations for the six and three months ended June 30, 2007 as compared to the six and three months ended June 30, 2006:

Acquisitions

•                  on February 26, 2007, we began operating three radio stations in San Francisco, California, under a TBA agreement with Bonneville International Corporation (“Bonneville”), that in 2007 increased net revenues and station operating expenses and increased our income tax expense;

•                  on November 1, 2006, we began operating certain radio stations in Cincinnati, Ohio under a TBA with CBS Radio Stations Inc. (“CBS”), that for the period from January 1, 2007 through February 25, 2007, increased our net revenues and station operating expenses (Bonneville commenced operating these stations on February 26, 2007) and that in 2007, increased our TBA expense;

•                  on November 1, 2006, we began operating radio stations in Austin, Texas, and Memphis, Tennessee, under a TBA with CBS, that in 2007 increased net revenues, station operating expenses and TBA expense;

•                  on November 1, 2006, we began operating a radio station in Cincinnati, Ohio, under a TBA with Cumulus, and on the same date, Cumulus began operating one of the radio stations in Cincinnati, Ohio, that was included in the CBS TBA described above, that for the period from January 1, 2007 through February 25, 2007 increased net revenues and station operating expenses (Bonneville commenced operating this station on February 26, 2007); and

•                  on August 21, 2006, we began operating WKAF-FM (formerly WILD-FM) in Boston, Massachusetts, under a TBA by simulcasting the format of WAAF-FM (another radio station owned and operated by us in this market), that in 2007 contributed to the WAAF-FM brand net revenues and increased station operating expenses,  depreciation and amortization, and interest expense (the station was acquired by us on December 29, 2006).

Dispositions

•                  on February 26, 2007, Bonneville began operating radio stations under a TBA in Cincinnati, Ohio (such stations were operated by us under TBAs with Cumulus and CBS since November 1, 2006), and certain of our radio stations in Seattle, Washington, that in 2007, decreased our net revenues and station operating expenses;

•                  on February 26, 2007, a buyer began operating KXBT-FM, Austin, Texas, under a TBA (a station we began operating on November 1, 2006 under a TBA agreement with CBS), that for the period since February 25, 2007, decreased net revenues and station operating expenses and increased TBA income; and

•                  on February 1, 2007, a buyer began operating KTRO-AM (formerly KKSN-AM), Portland, Oregon, under a TBA, that in 2007, decreased net revenues and station operating expenses and increased TBA income.

Financing

•                  on June 18, 2007 we entered into a new bank credit facility that resulted in the recognition of a loss on extinguishment of debt related to the write-off of deferred financing costs; and

•                  our interest expense increased due to additional interest expense on increased borrowings under our current and former senior credit facilities used to finance: (i) the payment of quarterly cash dividends to our shareholders that commenced during the first quarter of 2006; (ii) the repurchase of our stock; and (iii) an acquisition during the fourth quarter of 2006.

Other

•                  during the second quarter of 2007, we recorded an impairment loss of $45.4 million in connection with our review of goodwill under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142.

Six Months Ended June 30, 2007 As Compared To The Six Months Ended June 30, 2006

Net Revenues:

	Six Months Ended
	June 30, 2007	June 30, 2006
	(dollars in millions)
Net Revenues	$225.2	$207.6
Amount of Change	$17.6
Percentage Change	8.5%

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

Same Station Considerations:

•              Net revenues in 2007 would have been lower by $18.6 million if we had adjusted net revenues to give effect to acquisitions and dispositions of radio stations as of January 1, 2007.

•              Net revenues in 2006 would have been lower by $1.0 million if we had adjusted net revenues to give effect to acquisitions and dispositions of radio stations as of January 1, 2006.

Station Operating Expenses:

	Six Months Ended
	June 30, 2007	June 30, 2006
	(dollars in millions)
Station Operating Expenses	$143.3	$125.8
Amount of Change	$17.5
Percentage Change	13.9%

The increase of $17.5 million in station operating expenses was primarily due to: (1) the commencement of certain radio station operations in the Austin, Memphis and Cincinnati markets on November 1, 2006 under TBAs; (2) an increase in station operating expenses in the San Francisco market on February 26, 2007 under a TBA; (3) the increase in non-cash compensation expense of $1.2 million; and (4) the effects of inflation. This increase was offset by the decrease in station operating expenses for the commencement of operations by other parties under TBAs on: (i) February 26, 2007 for four stations in the Cincinnati market; (ii) February 26, 2007 for three of our seven stations in the Seattle market; (iii) February 26, 2007 for one of our four stations in the Austin market; and (iv) February 1, 2007 for one of our seven stations in the Portland market.

Same Station Considerations:

•              Station operating expenses for 2007 would have been lower by $12.5 million if we had adjusted station operating expenses to give effect to acquisitions and dispositions of radio stations as of January 1, 2007.

•              Station operating expenses for 2006 would have been lower by $0.2 million if we had adjusted station operating expenses to give effect to acquisitions and dispositions of radio stations as of January 1, 2006.

Depreciation And Amortization Expenses:

	Six Months Ended
	June 30, 2007	June 30, 2006
	(dollars in millions)
Depreciation and Amortization Expenses	$8.1	$7.8
Amount of Change	$0.3
Percentage Change	3.8%

Depreciation and amortization expenses were higher primarily due to the increase in capital expenditures in 2007 as compared to prior years, coupled with a change in the mix of assets with shorter amortization periods.

Corporate General And Administrative Expenses:

	Six Months Ended
	June 30, 2007	June 30, 2006
	(dollars in millions)
Corporate General and Administrative Expenses	$15.4	$12.5
Amount of Change	$2.9
Percentage Change	23.2%

                The increase in corporate general and administrative expenses of $2.9 million was primarily due to: (1) an increase in non-cash compensation expense of $1.6 million relating to the grant of equity awards issued during the first quarter of 2007 and during the second quarter of 2006; (2) legal costs of $1.2 million associated with certain legal proceedings (see Part II, Item 1, “Legal Proceedings”); and (3) the effects of inflation. For the six months ended June 30, 2006, corporate general and administrative expenses were negatively impacted by $1.2 million for transaction costs associated with an acquisition that did not materialize.

Operating Income:

	Six Months Ended
	June 30, 2007	June 30, 2006
	(dollars in millions)
Operating Income	$6.0	$61.3
Amount of Change	$(55.3)
Percentage Change	(90.2)%

The decrease in operating income of $55.3 million was primarily due to: (1) a goodwill impairment loss of $45.4 million for the six months ended June 30, 2007 (for further discussion, please see Note 3 in the accompanying condensed consolidated financial statements); (2) an increase in station operating expenses for the reasons described above under Station Operating Expenses; (3) an increase in TBA fees primarily associated with the CBS transaction; and (4) an increase in corporate general and administrative expenses due to the reasons described above under Corporate General And Administrative Expenses. This decrease in operating income was offset by an increase in net revenues for the reasons described above under Net Revenues.

Same Station Considerations:

•              Operating income for 2007 would have been lower by $6.1 million if we had adjusted operating income to give effect to acquisitions and dispositions of radio stations as of January 1, 2007.

•              Operating income for 2006 would have been lower by $0.8 million if we had adjusted operating income to give effect to acquisitions and dispositions of radio stations as of January 1, 2006.

Interest Expense:

	Six Months Ended
	June 30, 2007	June 30, 2006
	(dollars in millions)
Interest Expense	$24.6	$20.8
Amount of Change	$3.8
Percentage Change	18.3%

The increase in interest expense of $3.8 million was primarily attributable to: (1) higher average outstanding debt under our senior credit agreement used to finance: (a) the repurchase of our common stock in the amount of $47.4 million during the six months ended June 30, 2007 and $100.5 million for the year ended December 31, 2006; (b) quarterly dividend payments that commenced during the first quarter of 2006; and (c) the acquisition of radio station assets in Boston in the fourth quarter 2006 in the amount of $30.0 million; and (2) higher outstanding debt and a corresponding increase in our leverage ratio that increased our borrowing costs during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Income (Loss) Before Income Taxes (Benefit):

	Six Months Ended
	June 30, 2007	June 30, 2006
	(dollars in millions)
Income (Loss) Before Income Taxes (Benefit)	$(18.4)	$41.4
Amount of Change	$(59.8)
Percentage Change	(144.4)%

The decrease in income before income taxes to a loss before income tax benefit of $18.4 million for the six months ended June 30, 2007 from income before income taxes of $41.4 million for the six months ended June 30, 2006, was mainly attributable to: (1) a decrease in operating income for the reasons described above under Operating Income; (2) an increase in interest expense of $3.8 million for the reasons described above under Interest Expense; and (3) a loss on extinguishment of debt of $0.5 million for the six months ended June 30, 2007 in connection with the replacement of the current credit facility.

Income Taxes (Benefit):

	Six Months Ended
	June 30, 2007	June 30, 2006
	(dollars in millions)
Income Taxes (Benefit)	$(5.4)	$16.5
Amount of Change	$(21.9)
Percentage Change	(132.7)%

The decrease in income taxes to an income tax benefit of $5.4 million for the six months ended June 30, 2007 from income taxes of $16.5 million for the six months ended June 30, 2006 is primarily the result of a deferred tax benefit of $20.0 million that was associated with a goodwill impairment loss of $45.4 million for the six months ended June 30, 2007 as described above under Operating Income. The decrease was offset by an increase in income taxes due to: (1) commencing operations in 2007 in states which on average have higher income tax rates than in states in which we previously operated and its effect in the amount of $2.9 million on previously reported temporary differences as of December 31, 2006 between the tax and financial reporting bases of our assets and liabilities; (2) income taxes in certain states where the states’ current taxable income is dependent on factors other than our consolidated net income (loss); and (3) the impact of limitations on deductibility for tax purposes of share-based compensation for certain key employees.

Our effective income tax benefit rate of 29.1% for the six months ended June 30, 2007 is based upon our estimated annual rate of 43.1% (exclusive of the impact to the rates in either period for discrete items, including the $2.9 million increase to income tax expense for the reason described above under Income Taxes). For the six months ended June 30, 2006, the effective income tax rate was 39.9%. Our estimated annual effective tax rate for 2007 may fluctuate from quarter to quarter. Our effective tax rate may also be materially impacted by: (1) changes in the level of income in any of our taxing jurisdictions; (2) changes in our estimate of uncertain tax positions in accordance with our adoption on January 1, 2007 of FIN 48; (3) changes in the tax regulations in certain states in which we operate; (4) changes in the expected outcome of tax audits; (5) changes in the estimate of expenses that are not deductible for tax purposes; and (6) changes in the deferred tax valuation allowance.

For the six months ended June 30, 2007, the current and deferred portions of our income tax expense were a current tax credit of $6.9 million and a deferred tax expense of $1.5 million, respectively.  For the six months ended June 30, 2006, the current and deferred portions of our income tax expense were a current tax credit of $1.8 million and a deferred tax expense of $18.3 million, respectively.

Our net non-current deferred tax liabilities were $229.2 million for each of the periods as of June 30, 2007 and December 31, 2006, respectively. The deferred tax liability primarily relates to differences between book and tax bases of our FCC licenses. Under the provisions of SFAS No. 142, we do not amortize our FCC licenses for financial statement purposes, but instead test them annually for impairment. As our FCC licenses continue to amortize for tax purposes, our deferred tax liability will increase over time. We do not expect the significant portion of our deferred tax liability to reverse over time unless: (1) our FCC licenses become impaired; or (2) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire Company in a taxable transaction. As a result of the $45.4 million impairment loss recorded for the six months ended June 30, 2007, we reduced our deferred tax liabilities in the amount of $20.0 million.

Net Income (Loss):

	Six Months Ended
	June 30, 2007	June 30, 2006
	(dollars in millions)
Net Income (Loss)	$(13.1)	$24.9
Amount of Change	$(38.0)
Percentage Change	(152.6)%

The decrease in net income to a net loss of $13.1 million for the six months ended June 30, 2007 from net income of $24.9 million was primarily attributable to the reasons described above under Income Before Income Taxes, net of income tax expense (benefit).

Three Months Ended June 30, 2007 As Compared To The Three Months Ended June 30, 2006

Net Revenues:

	Three Months Ended
	June 30, 2007	June 30, 2006
	(dollars in millions)
Net Revenues	$125.2	$116.5
Amount of Change	$8.7
Percentage Change	7.5%

Contributing to our overall increase in net revenues was the commencement of operations under TBAs on: (1) February 26, 2007, in the San Francisco market; and (2) November 1, 2006 in the Austin and Memphis markets. Austin and San Francisco were new markets for our operations. This increase was offset by the decrease in net revenues for the commencement of operations by other parties under TBAs on: (i) February 26, 2007 for three of our seven Seattle stations; (ii) February 26, 2007 for a station in the Austin market; and (iii) February 1, 2007 for one of our seven Portland stations.

Same Station Considerations:

•              Net revenues in 2007 would not have been impacted had we given effect to acquisitions and dispositions of radio stations as of January 1, 2007.

•              Net revenues in 2006 would have been higher by $10.2 million if we had adjusted net revenues to give effect to acquisitions and dispositions of radio stations as of January 1, 2006.

Station Operating Expenses:

	Three Months Ended
	June 30, 2007	June 30, 2006
	(dollars in millions)
Station Operating Expenses	$75.0	$66.2
Amount of Change	$8.8
Percentage Change	13.3%

The increase of $8.8 million in station operating expenses was primarily due to: (1) the commencement of radio station operations in the San Francisco market on February 26, 2007; (2) the commencement of certain radio station operations in the Austin and Memphis markets on November 1, 2006; (3) an increase in rights fees associated with a new sports contract; (4) an increase in non-cash compensation expense of $0.7 million; and (4) the effects of inflation. This increase was offset by the decrease in station operating expenses for the commencement of operations by other parties under TBAs on: (i) February 26, 2007 for three of our seven stations in the Seattle market; (ii) February 26, 2007 for one of our four stations in the Austin market; and (iii) February 1, 2007 for one of our seven stations in the Portland market.

Same Station Considerations:

•              Station operating expenses for 2007 would not have been impacted had we given effect to acquisitions and dispositions of radio stations as of January 1, 2007.

•              Station operating expenses for 2006 would have been higher by $4.9 million if we had adjusted station operating expenses to give effect to acquisitions and dispositions of radio stations as of January 1, 2006.

Depreciation And Amortization Expenses:

	Three Months Ended
	June 30, 2007	June 30, 2006
	(dollars in millions)
Depreciation and Amortization Expenses	$4.0	$3.9
Amount of Change	$0.1
Percentage Change	2.6%

Depreciation and amortization expenses were higher primarily due to a change in the mix of assets with shorter amortization periods, coupled with an increase in capital expenditures in 2007 as compared to prior years.

Corporate General And Administrative Expenses:

	Three Months Ended
	June 30, 2007	June 30, 2006
	(dollars in millions)
Corporate General and Administrative Expenses	$7.7	$6.5
Amount of Change	$1.2
Percentage Change	18.5%

The increase in corporate general and administrative expenses of $1.2 million was primarily due to: (1) an increase in non-cash compensation expense of $0.5 million, which resulted from the grant of equity awards issued during the first quarter of 2007 and during the second quarter of 2006; (2) the addition of several corporate positions related to our digital revenue initiatives; and (3) the effects of inflation.

Operating Income (Loss):

	Three Months Ended
	June 30, 2007	June 30, 2006
	(dollars in millions)
Operating Income (Loss)	$(9.7)	$39.5
Amount of Change	$(49.2)
Percentage Change	(124.6)%

The decrease in operating income to an operating loss of $9.7 million for the three months ended June 30, 2007 from operating income of $39.5 million for the three months ended June 30, 2006 was primarily due to: (1) a goodwill impairment loss of $45.4 million for the three months ended June 30, 2007 (for further discussion, please see Note 3 in the accompanying condensed consolidated financial statements); (2) an increase in station operating expenses for the reasons described above under Station Operating Expenses; (3) an increase in TBA fees primarily associated with the CBS transaction; and (4) an increase in corporate general and administrative expenses due to the reasons described above under Corporate General And Administrative Expenses.

Same Station Considerations:

•              Operating income for 2007 would not have been impacted had we given effect to acquisitions and dispositions of radio stations as of January 1, 2007.

•              Operating income for 2006 would have been higher by $5.3 million if we had adjusted operating income to give effect to acquisitions and dispositions of radio stations as of January 1, 2006.

Interest Expense:

	Three Months Ended
	June 30, 2007	June 30, 2006
	(dollars in millions)
Interest Expense	$12.6	$11.1
Amount of Change	$1.5
Percentage Change	13.5%

The increase in interest expense of $1.5 million was primarily attributable to: (1) higher average outstanding debt under our senior credit agreement used to finance: (a) the repurchase of our common stock in the amount of $47.4 million during the six months ended June 30, 2007 and $100.5 million for the year ended December 31, 2006; (b) quarterly dividend payments that commenced during the first quarter of 2006; (c) the acquisition of radio station assets in Boston in the fourth quarter 2006 in the amount of $30.0 million; and (2) higher outstanding debt and a corresponding increase in our leverage ratio that increased our borrowing costs during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Income (Loss) Before Income Taxes (Benefit):

	Three Months Ended
	June 30, 2007	June 30, 2006
	(dollars in millions)
Income (Loss) Before Income Taxes (Benefit)	$(22.4)	$28.8
Amount of Change	$(51.2)
Percentage Change	(177.8)%

The decrease in income before income taxes of $51.2 million was mainly attributable to: (1) a decrease in operating income for the reasons described above under Operating Income (Loss); (2) an increase in interest expense of $1.5 million for the reasons described above under Interest Expense; and (3) a loss on extinguishment of debt of $0.5 million for the three months ended June 30, 2007 in connection with the replacement of the existing credit facility.

Income Taxes ( Benefit):

	Three Months Ended
	June 30, 2007	June 30, 2006
	(dollars in millions)
Income Taxes (Benefit)	$(9.9)	$11.7
Amount of Change	$(21.6)
Percentage Change	(184.6)%

The decrease in income taxes of $21.6 million to an income tax benefit of $9.9 million for the three months ended June 30, 2007 from income taxes of $11.7 million for the three months ended June 30, 2006, is primarily the result of a deferred tax benefit of $20.0 million that was associated with a goodwill impairment loss of $45.4 million for the three months ended June 30, 2007 as described above under Operating Income (Loss).  The decrease was offset by an increase in income taxes due to: (1) income taxes in certain states where the states’ current taxable income is dependent on factors other than our consolidated net income (loss); (2) the impact of limitations on deductibility for tax purposes of share-based compensation for certain key employees; and (3) $0.1 million for the recognition of interest and penalties subsequent to the adoption of FIN 48.

Our effective income tax benefit rate of 44.1% for the three months ended June 30, 2007 is based upon our estimated annual rate of 43.1% (exclusive of the impact to the rates in either period for discrete items,). Our effective income tax benefit rate of 44.1% was positively impacted by: (1) an increase in the estimated annual rate due to the effect of a reduction in estimated annual income before income taxes; and (2) recent favorable Internal Revenue Service guidance that removed the limits on the deduction of cash and non-cash compensation expense for our Chief Financial Officer. For the three months ended June 30, 2006, the effective income tax rate was 40.6%.

Our estimated annual effective tax rate for 2007 may fluctuate from quarter to quarter. Our effective tax rate may also be materially impacted by: (1) changes in the level of income in any of our taxing jurisdictions; (2) changes in our estimate of uncertain tax positions in accordance with our adoption on January 1, 2007 of FIN 48; (3) changes in the tax regulations in certain states in which we operate; (4) changes in the expected outcome of tax audits; (5) changes in the estimate of expenses that are not deductible for tax purposes; and (6) changes in the deferred tax valuation allowance.

For the three months ended June 30, 2007, the current and deferred portions of our income tax benefit were tax benefits of $0.3 million and $9.6 million, respectively.  For the three months ended June 30, 2006, the current and deferred portions of our income tax expense were $2.7 million and $9.0 million, respectively.

As of June 30, 2007 and December 31, 2006, we had net non-current deferred tax liabilities of $229.2 million. The deferred tax liability primarily relates to differences between book and tax bases of our FCC licenses. Under the provisions of SFAS No. 142, we do not amortize our FCC licenses for financial statement purposes, but instead test them annually for impairment. As our FCC licenses continue to amortize for tax purposes, our deferred tax liability will increase over time. We do not expect the significant portion of our deferred tax liability to reverse over time unless: (1) our FCC licenses become impaired; or (2) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire Company in a taxable transaction.

Net Income (Loss):

	Three Months Ended
	June 30, 2007	June 30, 2006
	(dollars in millions)
Net Income (Loss)	$(12.5)	$17.1
Amount of Change	$(29.6)
Percentage Change	(173.1)%

The decrease to a net loss of $12.5 million for the three months ended June 30, 2007 from net income of $17.1 million for the three months ended June 30, 2006, was primarily attributable to the reasons described above under Income (Loss) Before Income Taxes (Benefit).

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

We have also used a portion of our capital resources to pay dividends in the aggregate amount of $29.6 million and $60.4 million during the six months ended June 30, 2007 and the year ended December 31, 2006, respectively. Prior to the payment of our first quarterly dividend in March 2006 and since becoming a public company in January 1999, we had not declared any dividends on any class of our common stock. We expect to continue to declare and pay quarterly cash dividends. In the future, any payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other factors, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions, including the provisions of our senior and subordinated debt, and other considerations that the Board of Directors deems relevant.

A New Credit Agreement

On June 18, 2007, we entered into a new bank credit agreement (the “Bank Facility”) with a syndicate of banks for a $1,050.0 million senior secured credit facility that matures on June 30, 2012 and is comprised of $650.0 million in revolving credit (“Revolver”) and a $400.0 million term loan (“Term A”). We used the proceeds of $400.0 million from the Term A and $152.0 million from the Revolver to pay all of the outstanding debt under our former senior credit facility. Term A reduces beginning September 30, 2009 in quarterly amounts starting at $15.0 million and increasing to $60.0 million.  We expect to use the remainder of the Revolver to: (1) provide for working capital; and (2) provide for general corporate purposes, including capital expenditures and any or all of the following: repurchases of Class A Common Stock, dividends and acquisitions. The Bank Facility, which provides us with increased liquidity, is secured by a pledge of 100% of the capital stock and other equity interest in all of our wholly owned subsidiaries. The Bank Facility requires us to comply with certain financial covenants and leverage ratios which are defined terms within the agreement. Management believes we are in compliance with all financial covenants and leverage ratios and all other terms of the Bank Facility.

Liquidity

Our liquidity requirements are for working capital and general corporate purposes, including capital expenditures, and any one or more of the following: acquisitions, repurchases of stock and dividends. During the six months ended June 30, 2007, we paid $0.3 million in income taxes that included certain state taxes for 2006 and certain estimated state taxes for 2007. We anticipate that it will not be necessary to make any additional quarterly estimated federal, and most state, income tax payments for the remainder of 2007 based upon existing prepayments and expected quarterly taxable income for the remaining quarters of 2007. In addition, we have certain federal and state tax net operating losses that may be recovered from the estimated current and prior years’ tax obligations. Capital expenditures for the six months ended June 30, 2007 were $6.8 million. We anticipate that capital expenditures in 2007 will consist of: (1) an amount between $6.0 million and $7.0 million for capital expenditures incurred in the ordinary course of business and for the conversion of our remaining FM stations to digital radio; and (2) between $7.0 million and $8.0 million primarily for: (a) the construction of new studio and office facilities in New Orleans as a result of the forced relocation from the effects of Hurricane Katrina; and (b) the consolidation and the relocation of our studio and office facilities in common with the stations to be acquired under our pending transactions.  We anticipate that our capital expenditures will be less in 2008 and in future years.

As of June 30, 2007, we had credit available of $468.5 million under the Bank Facility, subject to compliance with the covenants under the Bank Facility at the time of borrowing.  As of June 30, 2007, we had $11.3 million in cash and cash equivalents. During the six months ended June 30, 2007, we increased our net outstanding debt by $54.0 million, primarily to help fund our repurchase of shares in the amount of $47.4 million and to pay dividends of $29.6 million to shareholders.  As of June 30, 2007, we had outstanding $731.7 million in senior debt, including: (1) $580.0 million under our Bank Facility; (2) $1.5 million in a letter of credit; and (3) $150.0 million in Senior Subordinated Notes.  Due to the cash required for the closing on our pending transactions, we expect that our outstanding debt will increase and our available credit under our Bank Facility will decrease in 2007.

We may seek to obtain other funding or additional financing from time to time. We believe that cash on hand and cash from operating activities, together with available borrowings under the Bank Facility, will be sufficient to permit us to meet our liquidity requirements for the foreseeable future, including cash to fund our operations and any pending acquisitions, repurchases of our stock and any declared dividends. We intend to finance the pending acquisitions (as described in the accompanying notes to the condensed consolidated financial statements) primarily from available borrowings under the Bank Facility. Our Bank Facility requires that, at the time of closing on acquisitions, we must be in compliance with the terms of the Bank Facility. We believe that we will maintain compliance with the terms of our Bank Facility. If we are not in compliance, there can be no assurance that we will be successful in amending the Bank Facility, in entering into a new credit agreement or in obtaining additional financing or that we will be able to obtain such financing on terms acceptable to us, which could delay or impair our efforts to consummate future acquisitions. Failure to comply with our financial covenants or other terms of the Bank Facility could result in the acceleration of the maturity of our outstanding debt.

Operating Activities

Net cash flows provided by operating activities were $32.5 million and $37.8 million for the six months ended June 30, 2007 and 2006, respectively. The decrease in 2007 was attributable to a decrease in net income to $12.3 million (adjusted to exclude the impact of a non-cash charge of $25.4 million for the loss on impairment, net of a tax benefit) for the six months ended June 30, 2007 from net income of $24.9 million for the six months ended June 30, 2006, which was primarily due to an increase in TBA fees and interest expense for the reasons described under Results of Operations.

Investing Activities

Net cash flows used in investing activities were $4.9 million and $5.2 million for the six months ended June 30, 2007 and 2006, respectively.

The cash used in investing activities reflects $6.8 million in additions to property and equipment for the six months ended June 30, 2007 as compared to $5.9 million for the six months ended June 30, 2006, offset by the proceeds from the sale of an investment.

Financing Activities

Net cash flows used in financing activities were $27.1 million and $33.4 million for the six months ended June 30, 2007 and 2006, respectively.

The cash flows used in financing activities reflect the repurchase of common stock of $47.4 million and $95.5 million for the six months ended June 30, 2007 and 2006, respectively, offset by net borrowings of long-term debt of $54.0 million and $92.0 million for the six months ended June 30, 2007 and 2006, respectively.  The payments of dividends for the six months ended June 30, 2007 and 2006 were $29.6 million and $30.4 million, respectively.

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

Share Repurchase Programs

Over the past several years, our Board of Directors has authorized several share repurchase programs. Under our current share repurchase program, which expires on May 7, 2008, $47.8 million remained authorized as available for repurchase as of July 27, 2007.  During the six months ended June 30, 2007, we repurchased an aggregate of 1.8 million shares in the amount of $47.4 million at an average price of $25.85 per share.

Contractual Obligations

The following table reflects a summary as of June 30, 2007 of our contractual obligations for the remainder of the year 2007 and thereafter:

	Payments due by period
		Less than	1 to 3	3 to 5	More Than 5
Contractual Obligations:	Total	1 year	years	years	years
	(amounts in thousands)

Long-term debt obligations (1)	$956,927	$23,747	$124,057	$327,774	$481,349
Operating lease obligations	68,803	5,420	22,040	16,198	25,145
Purchase obligations (2)	787,180	560,357	97,659	41,039	88,125
Other long-term liabilities (3)	240,528	52	1,086	1,003	238,387
Total	$2,053,438	$589,576	$244,842	$386,014	$833,006

(1)                                  (a)   Our Bank Facility had outstanding debt in the amount of $580.0 million as of June 30, 2007. The maturity under our Bank Facility could be accelerated if we do not maintain certain covenants. The above table includes projected interest expense under the remaining term of the agreement.

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

(c)   We have obligations of approximately $250.0 million to acquire the assets of 4 radio stations under several pending asset exchange agreements in the Cincinnati, Ohio and San Francisco, California markets. The obligations under these asset exchange agreements are estimates at this time and are subject to change as the fair value will be determined under the provisions of SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.”

(d)   We have $3.8 million in liabilities related to: (i) construction obligations in connection with the relocation and consolidation of certain of our studio facilities; (ii) our obligation to provide a letter of credit; and (iii) obligations to increase our interest in certain partnerships.

(e)   In addition to the above, purchase obligations of $261.8 million include contracts primarily for on-air personalities, sports programming rights, ratings services, music licensing fees, equipment maintenance and certain other operating contracts.

(3)                                  Included within total other long-term liabilities of $240.5 million are deferred income tax liabilities of $229.2 million that are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax liabilities may vary according to changes in tax laws, tax rates and our operating results.  As a result, it is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities have been reflected in the above table in the column labeled as “More Than 5 Years.”

Off-Balance Sheet Arrangements

We may utilize letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under our Bank Facility.

We enter into interest rate swap contracts to hedge a portion of our variable rate debt. See Note 7 in the accompanying condensed consolidated financial statements for a detailed discussion of our derivative instruments.

Under our pending transactions to acquire and dispose of radio station assets, we determined that FIN 46R was not applicable as of June 30, 2007.

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements, or other contractually narrow or limited purposes, as of June 30, 2007. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

EITF No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

On June 27, 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on accounting for income tax benefits of dividends on share-based payment awards. Certain stock-based compensation arrangements contain provisions that entitle an employee to receive dividends on the unvested portion of the awards. Under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment,” such dividend features are factored into the value of the award at the grant date and, to the extent that an award is expected to vest, the dividends are charged to retained earnings. Under US tax law, however, such dividend payments are generally considered additional compensation expense when they are paid to employees and, therefore, are generally deductible by the employer on a current basis for tax purposes. Under EITF No. 06-11, a realized tax benefit from dividends or dividend equivalents that are charged to retained earnings and paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding share options should be recognized as an increase to additional paid-in-capital. Those tax benefits are considered windfall tax benefits under SFAS No. 123R.  This guidance is effective for us on January 1, 2008.  We expect that upon adoption, EITF No. 06-11 will not have a material effect on our financial position and results of operations, and will have no effect on our cash flows.

FAS No. 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. FAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Such entities are also required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. FAS No. 159 is effective for us as of January 1, 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the impact, if any, of FAS No. 159 and its potential effect on our financial position, results of operations or cash flows.

FAS No. 157

On September 15, 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. FAS No. 157 applies whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS No. 157 is effective for us as of January 1, 2008. We are currently evaluating FAS No. 157 and its potential effect on our financial position, results of operations or cash flows.

FIN 48

On July 13, 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” that provides guidance on the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions that a company has taken or expects to take on a tax return.  Under FIN 48, financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts. We completed our review of the effect upon adoption on January 1, 2007 of FIN 48, and as a result we recorded $1.8 million in expense (net of taxes) as a cumulative effect of an accounting change to our retained earnings. Of this amount, $1.1 million (net of taxes) represented interest and penalties.  Subsequent to January 1, 2007, any change in interest and penalty liabilities will be reflected in the consolidated statement of operations as an adjustment to income tax expense rather than as an expense that would precede income before income taxes. Together with the previously recorded tax contingencies of $2.2 million as of December 31, 2006, our FIN 48 liabilities were $4.0 million and $4.2 million as of January 1, 2007 and June 30, 2007, respectively, which amounts were recorded in the condensed consolidated balance sheets as long-term tax liabilities. We will review our estimates on a quarterly basis, and any change in our FIN 48 liabilities will result in an adjustment to our income tax expense in the consolidated statement of operations in each period measured. We anticipate that there will be no immediate impact on our cash flows.

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

Allowance For Doubtful Accounts

We must make an estimated allowance for doubtful accounts for estimated losses resulting from our customers’ inability to make payments to us. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our historical estimates have usually averaged less than 4.0% of our outstanding receivables and have been a reliable method to estimate future allowances. If the financial condition of our customers or markets were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances could be required.  The effect of a 1% increase in our outstanding accounts receivable allowance as of June 30, 2007 would result in an increase to our net loss of $0.7 million, net of taxes (an increase in net loss per common share - diluted of $0.02), for the six months ended June 30, 2007.

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of June 30, 2007, we recorded approximately $1.5 billion in radio broadcasting licenses and goodwill, which represented approximately 85.7% of our total assets. In assessing the recoverability of these assets, we must conduct annual impairment testing required by SFAS No. 142 and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value. We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value contains assumptions incorporating variables that are based on past experiences and judgments about future performance of our stations. These variables would include but not be limited to: (1) the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values.

Changes in our estimates of the fair value of these assets could result in future period write-downs in the carrying value of our broadcasting licenses and goodwill assets. Please refer to the notes in the accompanying condensed consolidated financial statements for a discussion of the impairment loss of $45.4 million recorded in the condensed consolidated statement of operations for the six months ended June 30, 2007.

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

Our annual tax rates have varied in past years, with rates that ranged from 37.5% to 43.1% (exclusive of the adjustments for discrete items as described under Income Taxes (Benefit). The effect of a 1% increase in our estimated tax rate, as of June 30, 2007, would result in an increase in an income tax benefit of $0.2 million and a decrease in net loss of $0.2 million (net loss per common share – diluted of under $0.01) for the six months ended June 30, 2007.

Intangibles

As of June 30, 2007, approximately 85.7% of our total assets consisted of radio broadcast licenses and goodwill, the value of which depends upon the operational results of our business.  We could not operate the radio stations without the related FCC license for each station. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. Historically, all of our licenses have been renewed at the end of their respective eight-year periods, and we expect that all licenses will continue to be renewed in the future.

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

ITEM 3.                  Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt.  From time to time, we may want to protect ourselves from interest rate fluctuations through the use of derivative rate hedging instruments.  If the borrowing rates under LIBOR were to increase 1% above the current rates as of June 30, 2007, our interest expense on our senior debt would increase by approximately $5.6 million on an annual basis, including any interest expense associated with the use of derivative rate hedging instruments as described below. We do not have interest rate risk related to our senior subordinated notes, which have a fixed interest rate of 7.625%.

As of June 30, 2007, we had a derivative rate hedging transaction in place for a notional amount of $30.0 million that effectively fixes LIBOR at 5.8% and expires in 2008.  The fair value (based upon current market rates) of the rate hedging transaction is included as a derivative instrument in other short-term liabilities as the maturity date of the instrument is less than one year at June 30, 2007. Our rate hedging transaction is tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The fair value of the hedging transaction is affected by a combination of several factors, including the change in the three-month LIBOR rate and the forward interest rate to maturity. Any increase in the three-month LIBOR rate and/or the forward interest rate to maturity results in a more favorable valuation, while any decrease in the three-month LIBOR rate and/or forward interest rate to maturity results in a less favorable valuation. Our credit exposure under this hedging agreement, or similar agreements we may enter into in the future, is the cost of replacing an agreement in the event of nonperformance by our counter-party. Our derivative instrument liability as of June 30, 2007 was $0.1 million, which represents a $0.1 million decrease from the balance as of December 31, 2006. This decrease in liability is due primarily to a decrease in the remaining period of our outstanding hedge.

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

PART II

OTHER INFORMATION

ITEM 1.                  Legal Proceedings

Except as described below, there have been no material developments relating to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on February 28, 2007, and in the 10-Q for the first quarter of 2007, filed with the Securities and Exchange Commission on May 8, 2007.

ITEM 1A.               Risk Factors

There have been no material changes from the Risk Factors described in our Form 10-K, filed with the SEC on February 28, 2007.

ITEM 2.                  Unregistered Sales Of Equity Securities And Use Of Proceeds

During the six-month period ending June 30, 2007, we made repurchases of our Class A common stock pursuant to: (i) a one-year $100.0 million share repurchase program adopted by our Board of Directors on May 8, 2006; and (ii) elections by employees to withhold shares of stock upon vesting of restricted stock units to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended June 30, 2007:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs	(a) Total Number of Shares Purchased	(a) Total Number of Shares for taxes
April 1, 2007 - April 30, 2007 (1) (2)	—	$—	—	$85,214,882	—	—
May 1, 2007 - May 31, 2007 (1))	375,300	$26.65	375,300	$75,214,978	375,300	—
June 1, 2007 - June 30, 2007 (1)	1,103,758	$24.80	1,103,758	$47,838,876	1,103,758	—
Total	1,479,058		1,479,058		1,506,058	—

(1) On May 8, 2006, our Board of Directors announced the adoption of a plan to repurchase up to $100.0 million of our common stock (the “May 2006 Plan”). The May 2006 Plan was extended for another year by our Board of Directors on May 3, 2007 and will expire on May 7, 2008. Repurchases in the amount of $37.4 million (1,479,058 shares at an average price of $25.27 per common share) were made under the Plan during the three months ended June 30, 2007.

(2) In connection with employee tax obligations related to the vesting of restricted stock units during the three months ended June 30, 2007 and in accordance with elections by certain employees, the Company is deemed to have purchased the shares withheld to satisfy the employees’ tax obligations in April 2007 of 445 shares at an average price of $30.40 per share.  These shares are included in the table above.

ITEM 3.                  Defaults Upon Senior Securities

None.

ITEM 4.                  Submission Of Matters To A Vote Of Security Holders

(a)          On May 3, 2007, we held our annual meeting of shareholders.

(b)         At our annual meeting of shareholders: (i) David J. Berkman and Daniel E. Gold were elected as Class A directors for one-year terms expiring at the 2008 annual meeting of shareholders; and (ii) Joseph M. Field, David J. Field, John C. Donlevie, Edward H. West and Robert S. Wiesenthal were elected as directors for one-year terms expiring at the 2008 annual meeting of shareholders.

(c)          The following matters were voted on and approved at our annual meeting of shareholders: (i) the election of Class A directors; (ii) the election of directors other than Class A directors; and (iii) the ratification of selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ended December 31, 2007.

The results of voting at the annual meeting of shareholders were as follows:

(i)            Election of Class A Directors

Nominee	For	Withheld
David J. Berkman	25,789,475	102,934
Daniel E. Gold	25,480,388	412,021

(ii)           Election of Other Than Class A Directors

Nominee	For	Withheld
Joseph M. Field	99,718,555	671,904
David J. Field	99,784,313	606,146
John C. Donlevie	99,718,385	672,074
Edward H. West	100,306,324	84,135
Robert S. Wiesenthal	100,288,446	102,013

(iii)          Ratify The Selection Of PricewaterhouseCoopers LLP As Our Independent Registered Public Accounting Firm

For	Against	Abstain
100,229,793	159,179	1,487

None.

ITEM 5.                  Other Information

None.

ITEM 6.                  Exhibits

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2) (Originally filed as Exhibit 3.02)

4.01

Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee. (2) (Originally filed as Exhibit 4.02)

4.02

First Supplemental Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee. (2) (Originally filed as Exhibit 4.03)

10.01

Credit Agreement dated as of June 18, 2007 among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and L/C Issuer, JP Morgan Chase Bank, N.A. as Syndication Agent, BMO Capital Markets, Corp., BNP Paribas, Mizuho Corporate Bank, LTD., Suntrust Bank as Co-Documentation Agents and The Other Lenders Party Hereto. (3)

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

ENTERCOM COMMUNICATIONS CORP. (Registrant)

Date: August 2, 2007	/S/ David J. Field
Name: David J. Field Title: President and Chief Executive Officer (principal executive officer)

Date: August 2, 2007	/S/ Stephen F. Fisher
Name: Stephen F. Fisher Title: Executive Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2) (Originally filed as Exhibit 3.02)

4.01

Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee. (2) (Originally filed as Exhibit 4.02)

4.02

First Supplemental Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee. (2) (Originally filed as Exhibit 4.03)

10.01

Credit Agreement dated as of June 18, 2007 among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and L/C Issuer, JP Morgan Chase Bank, N.A. as Syndication Agent, BMO Capital Markets, Corp., BNP Paribas, Mizuho Corporate Bank, LTD., Suntrust Bank as Co-Documentation Agents and The Other Lenders Party Hereto. (3)

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