Form 10-Q
period 2007-09-30
ENTERCOM COMMUNICATIONS CORP
filed 2007-11-09
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Class A common stock,  $.01 par value – 30,689,767 Shares Outstanding as of October 31, 2007

Class B common stock,  $.01 par value – 8,046,805 Shares Outstanding as of October 31, 2007

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

ii

PART I

FINANCIAL INFORMATION

ITEM 1.          Financial Statements

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(amounts in thousands)

(unaudited)

ASSETS

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$10,261	$10,795
Accounts receivable, net of allowance for doubtful accounts	99,384	90,263
Prepaid expenses and deposits	8,304	6,575
Prepaid and refundable income taxes	14,270	7,325
Deferred tax assets	3,229	3,383
Total current assets	135,448	118,341

INVESTMENTS	2,196	4,867

PROPERTY AND EQUIPMENT:
Land, land easements and land improvements	16,416	14,514
Buildings	21,387	21,186
Equipment	115,782	112,020
Furniture and fixtures	15,685	14,949
Leasehold improvements	18,095	15,528
	187,365	178,197
Accumulated depreciation	(104,520)	(93,408)
	82,845	84,789
Capital improvements in progress	1,358	3,243
Net property and equipment	84,203	88,032

RADIO BROADCASTING LICENSES - Net	1,351,389	1,351,389

GOODWILL — Net	111,889	157,242

DEFERRED CHARGES AND OTHER ASSETS - Net	17,344	13,387

TOTAL	$1,702,469	$1,733,258

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(amounts in thousands)

(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
CURRENT LIABILITIES:
Accounts payable	$768	$1,239
Accrued expenses	16,475	22,612
Accrued liabilities:
Salaries	7,948	8,097
Interest	1,740	4,661
Advertiser obligations and commissions	1,490	1,788
Other	5,560	3,909

Current portion of long-term debt	21	20

Total current liabilities	34,002	42,326

LONG-TERM LIABILITIES:
Senior debt	584,703	526,219
7.625% senior subordinated notes	150,000	150,000
Deferred tax liabilities	238,921	229,205
Other long-term liabilities	11,773	8,416
Total long-term liabilities	985,397	913,840
Total liabilities	1,019,399	956,166

COMMITMENT AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	387	404
Additional paid-in capital	594,149	641,889
Retained earnings	88,590	134,655
Accumulated other comprehensive income (deficit)	(56)	144
Total shareholders’ equity	683,070	777,092

TOTAL	$1,702,469	$1,733,258

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(amounts in thousands, except share and per share data)

(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006

NET REVENUES	$348,262	$321,937

OPERATING (INCOME) EXPENSE:
Station operating expenses, including non-cash compensation expense of $2,134 in 2007 and $678 in 2006	215,327	190,516
Depreciation and amortization	11,989	11,926
Corporate general and administrative expenses, including non-cash compensation expense of $4,379 in 2007 and $2,916 in 2006	22,199	18,632
Impairment loss	45,353	—
Time brokerage agreement fees	11,578	—
Net (gain) loss on sale or disposal of assets	(841)	1,144
Total operating expense	305,605	222,218
OPERATING INCOME	42,657	99,719

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing costs of $1,247 in 2007 and $986 in 2006	37,728	32,455
Interest and dividend income	(535)	(523)
Loss on early extinguishment of debt	458	—
Net gain on derivative instruments	(118)	(371)
Net gain on investments	(285)	—
Other income	(474)	—
TOTAL OTHER EXPENSE	36,774	31,561

INCOME BEFORE INCOME TAXES	5,883	68,158

INCOME TAXES	4,877	27,112

NET INCOME	$1,006	$41,046

NET INCOME PER SHARE — BASIC AND DILUTED	$0.03	$1.02

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$1.14	$1.14

WEIGHTED AVERAGE SHARES:
Basic	38,532,735	40,145,454
Diluted	38,866,953	40,315,763

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006

NET REVENUES	$123,060	$114,343

OPERATING (INCOME) EXPENSE:
Station operating expenses, including non-cash compensation expense of $666 in 2007 and $403 in 2006	71,979	64,709

Depreciation and amortization	3,938	4,077
Corporate general and administrative expenses, including non-cash compensation expense of $1,263 in 2007 and $1,417 in 2006	6,797	6,142
Time brokerage agreement fees	4,079	—
Net (gain) loss on sale or disposal of assets	(422)	999
Total operating expense	86,371	75,927
OPERATING INCOME	36,689	38,416

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing costs of $433 in 2007 and $329 in 2006	13,136	11,705
Interest income and dividend income from investments	(197)	(188)
Net (gain) loss on derivative instruments	(11)	138
Net gain on investments	(63)	—
Other income	(474)	—
TOTAL OTHER EXPENSE	12,391	11,655

INCOME BEFORE INCOME TAXES	24,298	26,761

INCOME TAXES	10,231	10,601

NET INCOME	$14,067	$16,160

NET INCOME PER SHARE — BASIC	$0.38	$0.41
NET INCOME PER SHARE — DILUTED	$0.37	$0.41

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.38	$0.38

WEIGHTED AVERAGE SHARES:
Basic	37,412,096	39,528,392
Diluted	37,657,987	39,842,440

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(amounts in thousands)

(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006

NET INCOME	$1,006	$41,046

OTHER COMPREHENSIVE LOSS, NET OF TAX BENEFIT:
Unrealized loss on investments, net of a tax benefit of $96 in 2007 and 892 in 2006	(200)	(1,406)
COMPREHENSIVE INCOME	$806	$39,640

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

-(amounts in thousands)

-(unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006

NET INCOME	$14,067	$16,160

OTHER COMPREHENSIVE INCOME (LOSS, NET OF TAX PROVISION OR BENEFIT:)
Unrealized gain (loss) on investments, net of a tax benefit of $55 in 2007 and tax provision of $5 in 2006	(85)	8

COMPREHENSIVE INCOME	$13,982	$16,168

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND YEAR ENDED DECEMBER 31, 2006

(amounts in thousands, except share data)

(unaudited)

								Accumulated
	Common Stock				Additional	Retained		Other
	Class A		Class B		Paid-in	Earnings	Unearned	Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Compensation	Income	Total

Balance, December 31, 2005	34,610,114	$346	8,271,805	$82	$738,384	$148,141	$(2,242)	$1,004	$885,715
Net income	—	—	—	—	—	47,981	—	—	47,981
Reclassification of unearned compensation	—	—	—	—	(2,242)	—	2,242	—	—
Conversion of Class B common stock to Class A common stock	225,000	2	(225,000)	(2)	—	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	115	—	—	—	115
Compensation expense related to granting of restricted stock	969,501	11	—	—	4,977	—	—	—	4,988
Issuance of common stock related to an employee stock purchase plan	21,696	—	—	—	579	—	—	—	579
Exercise of stock options	21,334	—	—	—	540	—	—	—	540
Common stock repurchase	(3,468,300)	(35)	—	—	(100,464)	—	—	—	(100,499)
Payments of dividends of $1.52 per common share	—	—	—	—	—	(60,448)	—	—	(60,448)
Accrued dividends on restricted stock units	—	—	—	—	—	(1,019)	—	—	(1,019)
Net unrealized loss on investments	—	—	—	—	—	—	—	(860)	(860)
Balance, December 31, 2006	32,379,345	324	8,046,805	80	641,889	134,655	—	144	777,092
Net income	—	—	—	—	—	1,006	—	—	1,006
Accounting change, net of taxes	—	—	—	—	—	(1,850)	—	—	(1,850)
Compensation expense related to granting of stock options	—	—	—	—	135	—	—	—	135
Compensation expense related to granting of restricted stock units	495,912	5	—	—	6,313	—	—	—	6,318
Tax benefit from the vesting of restricted stock units (pool)	—	—	—	—	1,144	—	—	—	1,144
Issuance of common stock related to an employee stock purchase plan	16,087	—	—	—	372	—	—	—	372
Exercise of stock options (including tax benefit)	21,585	—	—	—	559	—	—	—	559
Common stock repurchase	(2,176,039)	(22)	—	—	(54,979)	—	—	—	(55,001)
Purchase of vested employee restricted stock units	(42,378)	—	—	—	(1,284)	—	—	—	(1,284)
Payments of dividends of $1.14 per common share	—	—	—	—	—	(43,808)	—	—	(43,808)
Accrued dividends on restricted stock units	—	—	—	—	—	(1,413)	—	—	(1,413)
Net unrealized loss on investments	—	—	—	—	—	—	—	(200)	(200)
Balance, September 30, 2007	30,694,512	$307	8,046,805	$80	$594,149	$88,590	$—	$(56)	$683,070

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(amounts in thousands)
(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006

OPERATING ACTIVITIES:
Net income	$1,006	$41,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes amortization of station operating expenses of $3 in 2007 and $7 in 2006)	11,992	11,933
Amortization of deferred financing costs	1,247	986
Deferred taxes	11,232	26,719
Tax benefit on exercise of options	29	18
Provision for bad debts	2,382	1,897
(Gain) loss on sale or disposal of assets	(841)	1,144
Non-cash stock-based compensation expense	6,513	3,594
Gain on investments	(285)	—
Net gain on derivative instruments	(118)	(371)
Deferred rent	92	97
Unearned revenue — long-term	(29)	(27)
Deferred compensation	856	609
Tax benefit for vesting of restricted stock unit awards	(1,199)	—
Loss on extinguishment of debt	458	—
Impairment loss	45,353	—
Other income	(474)	—
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
Accounts receivable	(11,497)	(11,514)
Prepaid expenses and deposits	(1,729)	265
Prepaid and refundable income taxes	(6,945)	117
Accounts payable and accrued liabilities	(9,118)	(8,137)
Net cash provided by operating activities	48,925	68,376

INVESTING ACTIVITIES:
Additions to property and equipment	(7,758)	(9,649)
Proceeds from sale of property, equipment, intangibles and other assets	83	277
Deferred charges and other assets	(517)	(268)
Purchases of investments	(2)	(48)
Proceeds from investments	2,661	29
Proceeds from insurance recovery	1,423	—
Station acquisition deposits and costs	(999)	(4,553)
Net cash used in investing activities	(5,109)	(14,212)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	657,000	126,000
Payments of long-term debt	(598,515)	(42,014)
Deferred financing expenses related to bank facility and senior subordinated debt	(4,691)	—
Proceeds from issuance of stock under the employee stock plan	317	409
Purchase of the Company’s common stock	(55,001)	(95,498)
Purchase of vested restricted stock units	(1,284)	—
Proceeds from the exercise of stock options	529	522
Payment of dividend equivalents on vested restricted stock units	(96)	—
Payment of cash dividends	(43,808)	(45,425)
Tax benefit for vesting of restricted stock awards	1,199	—
Net cash used in financing activities	(44,350)	(56,006)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(534)	(1,842)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,795	16,071
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,261	$14,229

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(amounts in thousands, except share data)
(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$39,401	$34,098
Income taxes paid	$496	$152

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES —

In connection with the issuance of 0.5 million and 1.0 million restricted stock units during the nine months ended September 30, 2007 and 2006, respectively, the Company will increase its paid in capital in the amount of $12.2 million and $16.3 million, respectively, over the vesting period of the restricted stock units.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

                This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements as of and for the year ended December 31, 2006 and filed with the SEC on February 28, 2007, as part of the Company’s Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

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

FAS No. 157

On September 15, 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. FAS No. 157 applies whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS No. 157 is effective for the Company as of January 1, 2008. The Company is

currently evaluating the impact, if any, of FAS No. 157 on the Company’s financial position, results of operations or cash flows.

2.             SHARE-BASED COMPENSATION

Under the Entercom Equity Compensation Plan, 1.7 million shares are available for future grant as of September 30, 2007.

Restricted Stock Units With Service And Market Conditions

As of September 30, 2007, none of the Company’s restricted stock units with service and market conditions have vested, as the applicable milestones have not been reached.

During the nine months ended September 30, 2007, the Company issued to its Chief Executive Officer 112,500 units of restricted stock with service and market conditions. The vesting of these shares is based upon the performance of the Company’s stock as compared to certain other companies over a three year measurement period. The market condition allows for vesting of portions of the award if certain shareholder performance targets are met.

During the nine months ended September 30, 2006, the Company issued to its executive officers an aggregate of 240,000 units of restricted stock with service and market conditions.

Valuation Model For Restricted Stock Units With Service And Market Conditions

To determine the fair value of restricted stock units with service conditions and market conditions, the Company used the Monte Carlo simulation lattice model. The Company’s determination of the fair value was based on the number of shares granted, the Company’s stock price on the date of grant and certain assumptions regarding a number of highly complex and subjective variables. If other reasonable assumptions were used, the results could differ. The Company made assumptions with respect to the following when applying the Monte Carlo simulation model:

Expected Volatility Term Structure – The Company estimated the volatility term structure using: (1) the historical volatility of its stock; and (2) the implied volatility provided by its traded options from a trailing month’s average of the closing bid-ask price quotes.

Risk-Free Interest Rate – The Company estimated the risk-free interest rate based upon the implied yield available on U.S. Treasury issues using a constant maturity treasury bond rate as of the date of grant.

Expected Dividend Yield – The Company calculated the expected dividend yield at the time of grant by annualizing the cash dividend declared by the Company’s Board of Directors for the current quarter and dividing that result by the closing stock price on the date of grant.

The specific assumptions of the Company for the periods indicated are as follows:

	Nine Months Ended
	September 30,
	2007	2006

Expected Volatility Structure	23 to 27%	19 to 23%
Risk Free Interest Rate	4.6 to 5.1%	5.1%
Expected Dividend Yield	7.2%	5.3%

                The weighted average fair value of the restricted stock units with service and market conditions was $8.70 per share and $11.89 per share for the nine months ended September 30, 2007 and 2006, respectively. The weighted average fair value is amortized over the shorter of the derived service period or the measurement period.

Restricted Stock Unit Activity

During the nine months ended September 30, 2007, the Company issued 0.5 million restricted stock units (net of forfeitures) at a weighted average fair value of $24.59 (amounts include restricted stock units with service and market conditions) and will increase its additional paid-in capital by $12.2 million over the vesting period of the restricted stock units. During the nine months ended September 30, 2006, the Company issued 1.0 million restricted stock units (net of forfeitures) at a weighted average fair value of $22.80 (amounts include restricted stock units issued with service and market conditions)

and will increase its additional paid-in capital by $16.3 million over the vesting period of the restricted stock units. During the nine months ended September 30, 2007 and 2006, 152,864 units and 38 units, respectively, of restricted stock were both vested and released.

As of September 30, 2007, there was $19.2 million of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be amortized over a remaining weighted-average recognition period of 2.5 years.

A summary of the Company’s outstanding restricted stock units as of September 30, 2007, and changes in restricted stock units during the nine months ended September 30, 2007, is as follows:

			Weighted-	Aggregate
	Number of	Weighted-	Average	Intrinsic
	Restricted	Average	Remaining	Value As Of
	Stock	Purchase	Contractual	September 30,
	Units	Price	Term	2007

Restricted stock units outstanding as of December 31, 2006	1,072,687	$—
Restricted stock units awarded	552,015	—
Restricted stock units released	(152,864)	—
Restricted stock units forfeited	(56,103)	—
Restricted stock units outstanding as of September 30, 2007	1,415,735	$—	1.7	$27,366,158

Restricted stock expected to vest	1,352,556	$—	1.7	$26,035,760
Restricted stock units exercisable (vested and deferred)	5,647	$—	0.0	$109,156
Weighted average remaining recognition period in years	2.5

Recognized Non-Cash Compensation Expense

The following table summarizes recognized stock-based compensation expense related to employee stock options, employee stock purchase plan purchases and awards of restricted stock units for the nine and three months ended September 30, 2007 and 2006:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(amounts in thousands)		(amounts in thousands)

Station operating expenses	$2,134	$678	$666	$403
Corporate general and administrative expenses	4,379	2,916	1,263	1,417
Stock-based compensation expense included in operating expenses	6,513	3,594	1,929	1,820
Income tax benefit	(2,259)	(849)	(643)	(555)
Recognized stock-based compensation expense related to employee stock options, employee stock purchase plan purchases and restricted stock units		$ 2,745	$ 1,286	$ 1,265
	$4,254

Stock-based compensation expense recognized under SFAS No. 123R for the nine and three months ended September 30, 2007 and 2006 consisted primarily of awards of restricted stock units. The income tax benefit noted in the table above was reduced to reflect limitations for tax purposes on deductible compensation for certain key employees.

Options

                The Company used the Black-Scholes option-pricing model method of valuation under the provisions of SFAS No. 123R for options granted effective January 1, 2006 and Accounting Principle Board (“APB”) Opinion No. 25 for options granted prior to January 1, 2006. There were 400,000 options granted during the nine months ended September 30, 2007 and there were no options granted during 2006. For options granted during the nine months ended September 30, 2007, the Company determined: (1) the term by using the simplified plain-vanilla method as allowed under the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 107; (2) a historical volatility over a period commensurate with the expected term, with the observation of the volatility on a daily basis; (3) a risk-free interest rate that was consistent with the expected term of the stock options and based on the U.S. Treasury yield curve in effect at the time of the grant; and (4) a dividend yield based upon the Company’s most recent quarterly dividend of $0.38 per common share.

                The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Nine Months Ended
September 30,
2007
Expected life (years)	6.25
Expected volatility factor (%)	31%
Risk-free interest rate (%)	4.8%
Expected dividend yield (%)	6.4%

                The total intrinsic value of options exercised was $78 thousand and $49 thousand during the nine months ended September 30, 2007 and 2006, respectively. Cash received from stock option exercises for the nine months ended September 30, 2007 and 2006 was $529 thousand and $540 thousand, respectively. The income tax benefit from stock option exercises was $29 thousand and $18 thousand for the nine months ended September 30, 2007 and 2006, respectively.

                The following table presents the option activity for the nine months ended September 30, 2007:

				Aggregate
			Weighted -	Intrinsic
		Weighted-	Average	Value
		Average	Remaining	As of
	Number of	Exercise	Contractual	September 30,
	Options	Price	Term	2007

Options outstanding as of December 31, 2006	1,955,463	$32.48
Options granted	400,000	$23.87
Options exercised	(21,585)	$24.51
Options forfeited	(8,500)	$31.79
Options expired	(111,028)	$36.74
Outstanding as of September 30, 2007	2,214,350	$30.79	5.9	$159,603

Options vested and expected to vest as of September 30, 2007	2,109,842	$31.11	5.7	$159,603
Options vested and exercisable as of September 30, 2007	1,792,350	$32.31	5.0	$159,603
Weighted average remaining recognition period in years	3.7

                As of September 30, 2007, $1.4 million of accumulated unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, is expected to be recognized in future periods over a weighted average period of 3.7 years.

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2007:

		Options Outstanding			Options Exercisable
		Number of	Weighted		Number of
		Options	Average	Weighted	Options	Weighted
		Outstanding	Remaining	Average	Exercisable	Average
		at Sept. 30,	Contractual	Exercise	at Sept. 30,	Exercise
Exercise Prices		2007	Life	Price	2007	Price
$ 18.00	$ 23.87	619,046	6.8	$22.51	219,046	$20.03
$ 27.75	$ 28.19	450,243	3.1	$27.76	450,243	$27.76
$ 28.67	$ 34.44	76,375	5.5	$32.99	54,625	$33.08
$ 35.05	$ 35.05	896,500	7.0	$35.05	896,250	$35.05
$ 36.25	$ 52.05	172,186	4.5	$45.31	172,186	$45.31
		2,214,350	5.9	$30.79	1,792,350	$32.31

Tax Benefit

                In connection with the vesting of restricted stock units issued under the Company’s 2006 Option Exchange Program, the Company received tax deductions in excess of previously recorded tax benefits. As a result, the Company recorded a windfall tax benefit of $1.2 million that was classified as a financing cash inflow in the condensed consolidated statements of cash flows. SFAS No. 123R requires that cash flows resulting from excess windfall tax benefits be classified as financing cash flows rather than as operating cash flows.

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

Broadcasting Licenses

                The Company performs its annual impairment test on its broadcasting licenses in the first quarter of each year by: (i) determining the reporting unit; and (ii) comparing the carrying amount of the broadcasting licenses reflected on the balance sheet in each reporting unit to the fair value of the reporting unit’s broadcasting licenses.

                During each of the first quarters of 2007 and 2006, the Company completed the non-amortizing intangible asset impairment test for broadcasting licenses and determined that: (1) the reporting unit was a radio market; and (2) the fair value of the broadcasting licenses was equal to or greater than the amount reflected in the balance sheet for each of the Company’s markets. Based upon the results of each of the asset impairment tests, no impairment charges were recorded. No events occurred or circumstances changed since these tests were conducted that would, more likely than not, change the fair value of the broadcasting licenses below the amount reflected in the balance sheet and, accordingly, no impairment charges were recorded for the nine months ended September 30, 2007 and 2006. The amount of unamortized broadcasting licenses reflected in the balance sheet as of September 30, 2007 was $1.4 billion.

Goodwill

                The Company performs its annual impairment test on its goodwill during the second quarter of each year by: (1) determining the reporting unit; and (2) comparing the fair value for each reporting unit with the amount reflected on the balance sheet. If the fair value for any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to the amount reflected in the balance sheet.

                To determine the fair value, the Company uses an income or market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.

The Company determined that it was necessary to record in the second quarter of 2007 an impairment loss of $45.4 million for the Denver market. A contributing factor to the impairment was a decline in the advertising dollars in the Denver radio market and its effect on the Company’s operations. The amount of the goodwill impairment was negatively impacted by an increase in the fair value of the Denver market’s FCC broadcasting licenses. Without this increase in the fair value of the FCC broadcasting licenses, the goodwill impairment would have been less than $45.4 million..

If actual market conditions are less favorable than those projected by the industry or the Company, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required upon retesting to recognize impairment charges in future periods. The amount of goodwill reflected in the Company’s balance sheet as of September 30, 2007 was $111.9 million.

The following table presents, in thousands, the changes in goodwill for the nine months ended September 30, 2007 (see Note 3 for a description of the Company’s unamortized FCC licenses of $1.4 billion as of September 30, 2007):

Carrying Amount

Balance as of December 31, 2006	$157,242
Loss on impairment for the nine months ended September 30, 2007	(45,353)
Balance as of September 30, 2007	$111,889

(B) Definite-Lived Intangibles

                The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, acquired advertising contracts and income leases that are amortized in accordance with SFAS No. 142. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The amount of the amortization expense for definite-lived intangible assets was $0.1 million and $0.2 million for the nine months ended September 30, 2007 and 2006, respectively and under $0.1 million for each of the three months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, the Company reflected $0.2 million in unamortized definite-lived assets, which amount is included in deferred charges and other assets on the balance sheet.

                The following is an estimate of the amortization expense for definite-lived assets, in thousands, for each of the succeeding years ending December 31:

Definitive-
Lived
Assets
Years ending December 31,
2007 (excludes the nine months ended September 30, 2007)	$32
2008	86
2009	46
2010	15
2011	10
Thereafter	13
Total	$202

4.             ACQUISITIONS AND UNAUDITED PRO FORMA SUMMARY

Acquisitions And Dispositions For The Nine Months Ended September 30, 2007 And 2006

                There were no acquisitions or dispositions of radio stations during the nine months ended September 30, 2007 and the nine months ended September 30, 2006 (see Note 7, Commitments and Contingencies, for a discussion of pending transactions).

Other Transactions

Land In Portland, Oregon

                 During May 2007, the Company completed an agreement to purchase land for $1.9 million in cash for the purpose of relocating and consolidating two of its Portland, Oregon, transmitter sites.

Unaudited Pro Forma Summary Of Financial Information

                The following unaudited pro forma summary of financial information presents the consolidated results of operations as if any acquisitions which occurred during the period of January 1, 2006 through September 30, 2007 had all occurred as of the beginning of the respective periods. The summary also includes certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund acquisitions which would have been incurred had such acquisitions occurred as of the beginning of the respective periods. There were no acquisitions during the nine months ended September 30, 2007; therefore, actual information appears in the tables below. These unaudited pro forma results, which do not reflect dispositions of radio stations, have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future.

	Nine Months Ended September 30,
	2007	2006
	(amounts in thousands, except per share data)
	Actual	Pro Forma

Net revenues	$348,262	$321,937
Net income	$1,006	$40,288
Net income per common share - basic and diluted	$0.03	$1.00

	Three Months Ended September 30,
	2007	2006
	(amounts in thousands, except per share data)
	Actual	Pro Forma

Net revenues	$123,060	$114,343
Net income	$14,067	$15,899
Net income per common share - basic	$0.38	$0.40
Net income per common share - diluted	$0.37	$0.40

5.             SENIOR DEBT

New Credit Agreement or “Bank Facility”

                On June 18, 2007, the Company entered into a new bank credit agreement (the “Bank Facility”) with a syndicate of banks for a $1,050 million senior secured credit facility that matures on June 30, 2012 and is comprised of $650 million in revolving credit (“Revolver”) and a $400 million term loan (“Term A”). The Company used the proceeds of $400 million from the Term A and $152 million from the Revolver to pay all of the outstanding debt under the Company’s former senior credit facility as well as transaction expenses. The Term A principal reduces beginning September 30, 2009 in quarterly amounts starting at $15 million and increasing to $60 million. The Bank Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly owned subsidiaries. The Bank Facility requires the Company to comply with certain financial covenants and leverage ratios which are defined terms within the agreement, including: (1) Total Debt to Operating Cash Flow; and (2) Operating Cash Flow to Interest Expense. Based on

the Company’s leverage ratio, the interest rate under the Bank Facility can be: (a) the Eurodollar rate plus a rate that ranges from 0.50% to 1.13%; or, (b) the greater of prime rate plus a rate that ranges from 0.0% to 0.13% or the federal funds rate plus a rate that ranges from 0.50% to 0.63%. The Company also pays a commitment fee that varies, depending on the Company’s leverage ratio and the amount of the unused commitment, to a maximum of 0.35% per year on the average unused balance of the Revolver.

                As of September 30, 2007, the Company had $584.5 million, as well as a $1.5 million letter of credit, outstanding under the Bank Facility. Subject to covenant compliance at the time of each borrowing, the amount available under the Revolver as of September 30, 2007 was $464.0 million. Management believes that, as of September 30, 2007, the Company was in compliance with all financial covenants and all other terms of the Bank Facility. Any borrowings necessary to consummate closing on any of the pending transactions as described in Note 7, Commitments and Contingencies, are conditioned on compliance under the Bank Facility at the time of closing.

Deferred Financing Expenses

In connection with the replacement of the former credit facility with the Bank Facility, the Company reviewed the unamortized deferred financing costs to determine the amount subject to extinguishment under the provisions of EITF No. 98-14, “Debtor’s Accounting for Changes in Line-of Credit or Revolving-Debt Arrangements.” Under this provision, the Company: (1) recorded $0.5 million of the former credit facility’s unamortized deferred financing costs as a loss on early extinguishment of debt to the statement of operations for the nine months ended September 30, 2007; (2) deferred $2.2 million of the former credit facility’s unamortized deferred financing expenses that will be amortized under the effective interest rate method over the life of the Bank Facility; and (3) recorded $4.6 million of deferred financing expenses related to the Bank Facility that will be amortized under the effective interest rate method over the life of the Bank Facility. Under the provisions of SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” the Company recorded the $0.5 million loss on early extinguishment of debt under other expense in the condensed consolidated statements of operations.

Former Credit Agreement

                The Company’s former bank agreement was a five-year senior secured revolving credit facility in the amount of $900.0 million that matured on August 11, 2009 and was secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly owned subsidiaries.

6.             DERIVATIVE AND HEDGING ACTIVITIES

                As of September 30, 2007 and 2006, the Company had an interest rate transaction outstanding with a notional amount of $30.0 million and an initial term of 10 years, that expires in February 2008. This interest rate transaction effectively fixes the interest at a rate of 5.8% on borrowings equal to the total notional amount. This derivative does not qualify for hedge accounting treatment. For the nine months ended September 30, 2007 and 2006, the Company recorded to the condensed consolidated statement of operations a net gain of $0.1 million and $0.4 million, respectively, under net gain on derivative instruments. For the three months ended September 30, 2007 and 2006, the Company recorded to the condensed consolidated statement of operations a marginal gain and a net loss of $0.1 million, respectively, under net (gain) loss on derivative instruments.

7.             COMMITMENTS AND CONTINGENCIES

Pending Transactions

                The following transactions to acquire and divest radio stations are subject to Federal Communications Commission (“ FCC”) approval and are expected to close during the fourth quarter of 2007 (other than the divestiture of a Portland radio station, the Sacramento land and the Rochester stations for the reasons described below).

Pending Exchange: Cincinnati, Ohio; Seattle, Washington; and San Francisco, California

On January 17, 2007, the Company entered into an agreement with Bonneville International Corporation (“Bonneville”) to exchange certain radio stations in Cincinnati, Ohio, and Seattle, Washington, for certain radio stations in San Francisco, California, and $1.0 million in cash. Concurrently with entering into the asset exchange agreement, the Company also entered into two time brokerage agreements (“TBAs”). Pursuant to these TBAs, on February 26, 2007, the Company commenced operations of the San Francisco stations and Bonneville commenced operations of the Cincinnati and Seattle stations. During the period of the TBA, the Company: (i) includes net revenues and station operating expenses associated with operating the San Francisco stations in the Company’s consolidated financial statements; and (ii) excludes net revenues and station operating expenses associated with operating the Cincinnati stations and three of the Seattle stations in the Company’s consolidated financial statements. TBA income and TBA fees were equal in amount under the TBA agreements (other than the first three months where TBA income exceeds TBA expense by $0.3 million). The Company cannot complete the sale of the Cincinnati stations to Bonneville until the Company has completed the acquisition of stations from CBS Radio Stations Inc. (“CBS”) and completed the transaction to exchange with Cumulus Media Partners LLC (“Cumulus”) certain stations in Cincinnati (see table below for summary of transactions). The fair value of the assets acquired in exchange for the assets disposed cannot be determined at this time as it is dependent on the results of an appraisal for all assets included in this transaction. The Company does not anticipate that cash will be required to complete this transaction. Upon completion of the transactions described herein, the Company will: (1) own three stations in San Francisco, a new market for the Company; (2) continue to own and operate four radio stations in the Seattle market; and (3) exit the Cincinnati market.

The following is a summary of those radio stations that are included in the exchange:

Markets	Radio Stations	Transactions
San Francisco, CA	KDFC-FM; KKWF-FM; and KOIT-FM	Company acquires from Bonneville
Seattle, WA	KBSG-FM; KIRO-AM; and KTTH-AM	Company disposes to Bonneville
Cincinnati, OH	WKRQ-FM; WUBE-FM; WYGY-FM; WGRR-FM	Company acquires from CBS
Cincinnati, OH	WGRR-FM	Company disposes to Cumulus
Cincinnati, OH	WSWD-FM	Company acquires from Cumulus
Cincinnati, OH	WKRQ-FM; WSWD-FM; WUBE-FM; WYGY-FM	Company disposes to Bonneville

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

Pending Acquisition: Austin, Texas; Cincinnati, Ohio; and Memphis, Tennessee

On August 18, 2006, the Company entered into an asset purchase agreement with CBS to acquire the assets of eleven radio stations serving the Memphis, Austin and Cincinnati radio markets for $220.0 million in cash. Concurrently with entering into the asset purchase agreement, the Company also entered into a TBA under the provisions of which the Company commenced operations on November 1, 2006 (other than the radio station as described in the proceeding paragraph that Cumulus began operating on November 1, 2006 under a TBA with the Company). During the period of the TBA, the Company will include net revenues, station operating expenses and monthly TBA fees of $1.4 million associated with operating these stations in the Company’s consolidated financial statements. With this acquisition, the Company entered into two new radio markets: Austin and Cincinnati. In Memphis, the acquisition of three radio stations from CBS adds to the three radio stations that the Company currently owns and operates in this market.

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

Pending Acquisition: Springfield, Massachusetts

On February 10, 2006, the Company entered into an asset purchase agreement to acquire the radio station assets of WVEI-FM (formerly WBEC-FM), serving the Springfield, Massachusetts, radio market, for $5.8 million in cash, of which $0.3 million was paid as a deposit. On October 17, 2006, the Company entered into a TBA under which the Company paid a deposit of $1.5 million and commenced operations on October 26, 2006. The net revenues, station operating expenses and TBA fees associated with operating this station were included in the Company’s condensed consolidated financial statements for the year ended December 31, 2006. With the commencement of the TBA, the Company began simulcasting the format of WEEI-AM (a radio station owned and operated by the Company in the Boston, Massachusetts, market) on WVEI-FM, thereby extending the WEEI-AM brand into a new market. Under the asset purchase agreement and the TBA, the Company did not assume any advertising contracts nor hire any employees. The Company does not currently own or operate any other radio stations in this market.

Pending Disposition: Austin, Texas

                On February 20, 2007, the Company entered into an agreement to sell KXBT-FM in Austin, Texas, for $20.0 million in cash, of which $1.0 million was received as a deposit. The Company also entered into a TBA that commenced on February 26, 2007. The Company cannot complete the sale of KXBT-FM until the Company has completed the acquisition of this station from CBS (see Note 7). The Company believes that the divestiture of this station will not alter the competitive position of the remaining three stations the Company currently operates in this market.

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

Pending Disposition: Land In Sacramento, California

On April 7, 2004, the Company entered into an agreement to sell land at one of its Sacramento, California, transmitter sites for $10.5 million in cash, of which the buyer has paid $1.3 million to the Company as a deposit. Under certain circumstances, the deposit can be forfeited if the buyer defaults under the agreement. At this time, the Company can not determine when closing on this transaction will occur.

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

As part of its April 13, 2007 settlement in the form of a Consent Decree with the FCC, in the third quarter the Company paid $4.0 million, which amount was recorded in the Company’s consolidated statements of operations in 2006.

The Company could face increased costs in the form of fines and a greater risk that the Company could lose any one or more of its broadcasting licenses if the FCC concludes that programming broadcast by a Company station was obscene, indecent or profane and such conduct warrants license revocation.  A change in federal law has increased the FCC’s authority to impose a fine for the broadcast of such material to $325,000 for a single incident. In the past, the FCC has issued Notices of Apparent Liability and a Forfeiture Order with respect to several of the Company’s stations proposing fines for certain programming which the FCC deemed to have been “indecent.” These cases are the subject of pending administrative appeals.  The FCC has also commenced several other investigations based on allegations received from the public that some of the Company’s stations broadcast indecent programming.  The Company has cooperated in these investigations, which remain pending.  The Company estimates that the imposition of the proposed fines would not materially impact the Company’s financial position, results of operations or cash flows.

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

On May 19, 2003, the Company acquired the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation (“Royce”) for a purchase price of $21.2 million in cash. The Company successfully secured the assets of KWOD-FM after litigation and through court-ordered specific performance of the agreement, however, Royce has continued to appeal this matter. While the order granting specific performance and ordering the transfer of the station is final, the court’s determination that the Company was entitled to $3.8 million in damages as an offset against the original $25.0 million purchase price is subject to appeal. The Company cannot determine the amount of time required for the appeal process to be completed, but believes that the impact of an unfavorable outcome will not materially impact the Company’s financial position, results of operations or cash flows.

The Company’s six radio stations located in New Orleans, Louisiana were affected by Hurricane Katrina and the subsequent flooding. The Company recently completed the relocation and construction of new studio and office facilities. The Company is also completing the strengthening of certain of its transmitter facilities to better withstand a similar event of this nature. Under the Company’s insurance policies, the Company has recovered during the nine months ended September 30, 2007, $1.4 million of the estimated $5.5 million in construction costs as described herein. The Company cannot, however, determine at this time if any additional amounts will be recoverable.

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. In the opinion of management, any potential liability of the Company which may arise out of, or with respect to, these matters will not materially affect the Company’s financial position, results of operations or cash flows.

Guarantor Arrangements

                The Company enters into indemnification agreements in the ordinary course of business and other agreements which include indemnification provisions. The Company believes the estimated fair value of these agreements is minimal and has not recorded liabilities for these agreements as of September 30, 2007.

8.             SHAREHOLDERS’ EQUITY

Dividends

The following table presents a summary of the Company’s dividend activity during the nine months ended September 30, 2007:

(amounts in millions, except per share data)

	Amount
	Per			Total
Declaration	Common	Record	Payment	Amount
Date	Share	Date	Date	Paid

February 20, 2007	$0.38	March 14, 2007	March 28, 2007	$14.9
May 3, 2007	$0.38	June 15, 2007	June 28, 2007	$14.7
August 3, 2007	$0.38	September 14, 2007	September 28, 2007	$14.2

Dividend Equivalents

Grants of restricted stock units made on and after April 6, 2006 included the right, upon vesting, to receive a dividend equivalent amount equal to the aggregate of all dividends which would have been paid on the restricted stock units. For the nine months ended September 30, 2007, the Company paid $0.1 million to the holders of restricted stock units that vested during this period. The dividend equivalent amount, accrued and unpaid on unvested restricted stock units, was $2.3 million as of September 30, 2007.

Repurchases Of Vested Restricted Stock Units

                Upon the vesting of restricted stock units, there is a taxable event to the employee that requires the withholding of taxes from the employee. Upon vesting, an employee can elect to have the Company withhold shares of stock in an amount sufficient to cover the employee’s tax withholding obligations. As a result of such elections by the Company’s employees during the nine months ended September 30, 2007, the Company is deemed to have repurchased 42 thousand shares of stock.

Share Repurchase Programs

                During the nine months ended September 30, 2007, the Company repurchased 2.2 million shares in the amount of $55.0 million at an average price of $25.28 per share. During the nine months ended September 30, 2006, the Company repurchased 3.3 million shares in the amount of $95.5 million at an average price of $29.07 per share.

                Under the May 8, 2006 share repurchase program, which the Company’s Board of Directors extended on May 3, 2007 for an additional one year period to May 7, 2008, $40.2 million remained authorized as available for repurchase at September 30, 2007.

9.             DEFERRED COMPENSATION PLANS

                The Company provides certain of the Company’s employees and the Board of Directors with an opportunity to defer a portion of their compensation on a tax-favored basis. The obligations by the Company to pay these benefits under these plans represent unsecured general obligations that rank equally with the Company’s other unsecured and unsubordinated indebtedness. As of September 30, 2007, $2.7 million was deferred under these plans and was included in other long-term liabilities in the consolidated balance sheet. The Company also recorded a deferred tax asset of $1.1 million in connection with this liability as the deferred tax asset is not realized for tax purposes until the liability is paid. For the nine and three months ended September 30, 2007, the Company recorded unfunded compensation expense of $0.2 million and a marginal amount, respectively, to corporate general and administrative expense. For the nine and three months ended September 30, 2006, the Company recorded $0.1 million in unfunded compensation expense to corporate general and administrative expense.

10.          NET INCOME PER SHARE

                For the nine and three months ended September 30, 2007 and 2006, stock options and restricted stock units were included in the calculation of net income per share as they were dilutive.

The following table sets forth the computations of basic and diluted EPS for the nine months ended September 30, 2007 and 2006:

			Nine Months Ended
	September 30, 2007			September 30, 2006
	(amounts in thousands, except share and per share data)
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic net income per share:
Net income	$1,006	38,532,735	$0.03	$41,046	40,145,454	$1.02
Impact of options and restricted stock units		334,218			170,309
Diluted net income per share:
Net income	$1,006	38,866,953	$0.03	$41,046	40,315,763	$1.02

The following table sets forth the computations of basic and diluted EPS for the three months ended September 30, 2007 and 2006:

			Three Months Ended
	September 30, 2007			September 30, 2006
	(amounts in thousands, except share and per share data)
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic net income per share:
Net income	$14,067	37,412,096	$0.38	$16,160	39,528,392	$0.41
Impact of options and restricted stock units		245,891			314,048
Diluted net income per share:
Net income	$14,067	37,657,987	$0.37	$16,160	39,842,440	$0.41

In computing the convertible shares under the treasury stock method for the nine months and three months ended September 30, 2007, 2.2 million shares and 2.7 million shares, respectively, were not included as they were anti-dilutive (including 0.4 million restricted stock units with market conditions as the market conditions were not satisfied as of September 30, 2007). The options which were anti-dilutive for the nine and three months ended September 30, 2007, ranged in price per share from $25.75 to $52.05 and from $21.85 to $52.05, respectively.

In computing the convertible shares under the treasury stock method for the nine months and three months ended September 30, 2006, 4.8 million shares and 2.8 million shares, respectively, were not included as they were anti-dilutive (including 0.2 million restricted stock units with market conditions as the market conditions were not satisfied as of September 30, 2006). The options which were anti-dilutive for the nine and three months ended September 30, 2006, ranged in price per share from $26.96 to $57.63 and from $24.80 to $57.63, respectively.

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

11.          INCOME TAXES

Effective Tax Rate - Overview

                The Company’s income tax rate for the nine and three months ended September 30, 2007 was based on the estimated annual effective tax rate for 2007 which includes: (1) the effect of permanent differences between income subject to income tax for book and tax purposes; (2) the effect of a reduction in estimated annual income before income taxes due to a $45.4 million impairment loss during the second quarter of 2007; and (3) any discrete items of tax, such as (a) the effect of a $2.9 million adjustment during the first quarter of 2007 that increased income tax expense (as described in the paragraph below); (b) the effect of changes in the Company’s FIN 48 liabilities since adoption on January 1, 2007; and (c) the effect of eliminating federal deduction limits for cash and non-cash compensation for certain of the Company’s employees. The Company’s effective tax rate, which can fluctuate from quarter to quarter, is higher than the federal statutory rate of 35% primarily as a result of the provision for state taxes (net of a federal tax deduction) in the tax rate.

Effective Tax Rates For The Nine And Three Months Ended September 30, 2007

The effective tax rates were 82.9% and 42.1% for the nine months and three months ended September 30, 2007, respectively.

For the nine months ended September 30, 2007, the Company reflected income before income taxes of $5.9 million, which amount was negatively impacted by the recording of a non-cash impairment loss of $45.4 million (see Note 3, Intangible Assets and Goodwill, for further discussion). As a result of the $45.4 million impairment loss, the Company recorded an income tax benefit of $20.0 million that decreased the Company’s deferred taxes liabilities for the nine months ended September 30, 2007.

 The effective income tax rate of 82.9% was negatively impacted by discrete items of tax, such as: (1) a $2.9 million increase in taxes for the nine months ended September 30, 2007, due to the commencement of operations in 2007 in states which on average have higher income tax rates than in states in which the Company previously operated and its effect on previously reported temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities; (2) income taxes in certain states where the states’ current taxable income is dependent on factors other than the Company’s consolidated net income; (3) limits on the deduction of certain non-cash compensation expense for certain key employees; and (4) the effect of recording changes in the Company’s FIN 48 liabilities subsequent to adoption of FIN 48 on January 1, 2007. The effective tax rate in 2007 was favorably impacted by: (i) a deferred tax asset of $0.5 million (net of a valuation allowance) from a state income tax credit that resulted from the relocation of certain studio facilities in that state; and (ii) changes in 2007 to the Internal Revenue Service guidance that removed the limits on the deduction of cash and non-cash compensation expense for certain of the Company employees.

Effective Tax Rates For The Nine And Three Months Ended September 30, 2006

The effective tax rates were 39.8% and 39.6% for the nine and three months ended September 30, 2006, respectively.

Income Tax Payments

The Company made income tax payments of $0.5 million and $0.2 million for the nine and three months ended September 30, 2007, respectively. The Company made income tax payments of $0.2 million and $0.1 million for the nine and three months ended September 30, 2006, respectively.

Deferred Tax Liabilities

                As of September 30, 2007 and December 31, 2006, the Company had net non-current deferred tax liabilities of $238.9 million and $229.2 million, respectively. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

Deferred Tax Assets

                The Company’s net current deferred tax assets as of September 30, 2007 and December 31, 2006 were $3.2 million and $3.4 million, respectively. As required under the provisions of SFAS No. 109, the Company establishes a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing a valuation allowance for deferred tax assets, the Company estimates future taxable income and provides a valuation allowance when it is less likely to be recovered. Future taxable income could be materially different than amounts estimated, in which case the valuation allowance would be adjusted. The Company has a valuation allowance of $1.6 million primarily due to: (1) the five-year limitation for tax purposes of recognizing a loss on investments for federal and state income taxes as only investment gains can be used to offset these losses; and (2) a ten-year limitation for tax purposes of recognizing an income tax credit in one of the states in which the Company operates. Based upon the years in which taxable temporary differences are anticipated to reverse, as of September 30, 2007, management believes it is more likely than not that the Company will realize the benefits of the deferred tax asset balance (net of recorded allowances). On a quarterly basis, management assesses whether it remains more likely than not that the deferred tax assets will be realized.

FIN 48, Uncertain Tax Positions

On July 13, 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” which provides guidance on the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts. This interpretation was effective for the Company as of January 1, 2007.

As a result of the Company’s evaluation of FIN 48, the Company recorded $1.8 million in expense (net of taxes) as a cumulative effect of an accounting change to the Company’s retained earnings. Of this amount, $1.1 million (net of taxes) represented interest and penalties. Subsequent to January 1, 2007, any change in interest and penalty liabilities will be reflected in the consolidated statement of operations as an adjustment to income tax expense rather than as an expense that would precede income before income taxes. Together with the previously recorded tax contingencies of $2.2 million as of December 31, 2006, the Company’s FIN 48 liabilities were $4.2 million and $4.0 million as of September 30, 2007 and January 1, 2007, respectively, which amounts were recorded in the consolidated balance sheets as long-term tax liabilities. In addition, due to the increase in the FIN 48 liabilities since adoption on January 1, 2007, $0.2 million in income tax expense (net of taxes) was included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2007. The Company reviews its estimates on a quarterly basis and any change in its FIN 48 liabilities will result in an adjustment to its income tax expense in the consolidated statement of operations in each period measured. The Company anticipates that there will be no immediate impact on the Company’s cash flows. The Company expects the impact on its effective tax rate for 2007 to be minimal.

The Company is subject to federal and state income tax audits from time to time that could result in proposed assessments. The Company cannot predict with certainty how these audits will be resolved and whether the Company will be required to make additional tax payments, which may or may not include penalties and interest.  As of September 30, 2007, the Company is subject to audit by the Internal Revenue Service for the tax years of 2004 through 2006. For most states where the Company conducts business, the Company is subject to examination for the preceding three to six years.

12.          ACCOUNTS RECEIVABLES AND RELATED ALLOWANCE FOR DOUBTFUL ACCOUNTS

                Accounts receivables are primarily comprised of unpaid advertising by advertisers on the Company’s radio stations, net of agency commissions, and an estimated provision for doubtful accounts. Estimates of the allowance for doubtful accounts are recorded based on management’s judgment of the collectibility of the accounts receivable based on historical information, relative improvements or deteriorations in the age of the accounts receivable and changes in current economic conditions.

The accounts receivable balances and reserve for doubtful accounts as of September 30, 2007 and December 31, 2006 are presented in the following table:

	September 30,	December 31,
	2007	2006
	(amounts in thousands )

Accounts receivable	$102,078	$93,272

Allowance for doubtful accounts	(2,694)	(3,009)

Accounts receivable, net of allowance for doubtful accounts	$99,384	$90,263

As of September 30, 2007 and December 31, 2006, the Company has recorded accounts receivable credits in the amounts of $3.0 million and $2.3 million, respectively, which amounts are included in the balance sheets under other current liabilities.

As of September 30, 2007 and December 31, 2006, the Company has recorded short-term unearned revenues in the amounts of $1.5 million and $1.2 million, respectively, which amounts are included in the balance sheets under other current liabilities.

ITEM 2.                  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2007. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the nine months ended September 30, 2007 as compared to the nine months ended September, 2006, as well as a discussion of the three months ended September 30, 2007 as compared to the three months ended September, 2006.  Our results of operations during the relevant periods represent the operations of the radio stations: (1) owned by us; (2) operated by us pursuant to TBAs; or (3) stations owned by us but operated by others pursuant to TBAs.

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

Results of Operations

The following significant factors affected our results of operations for the nine and three months ended September 30, 2007 as compared to the nine and three months ended September 30, 2006:

Acquisitions

•                  on February 26, 2007, we began operating three radio stations in San Francisco, California under a TBA agreement with Bonneville International Corporation (“Bonneville”) that in 2007 increased net revenues and station operating expenses and increased our income tax expense;

•                  on November 1, 2006, we began operating certain radio stations in Cincinnati, Ohio under a TBA with CBS Radio Stations Inc. (“CBS”), that in 2007 increased our net revenues, station operating expenses and our TBA expense (Bonneville commenced operating three of these stations on February 26, 2007);

•                  on November 1, 2006, we began operating radio stations in Austin, Texas, and Memphis, Tennessee, under a TBA with CBS, that in 2007 increased net revenues, station operating expenses and TBA expense;

•                  on November 1, 2006, we began operating a radio station in Cincinnati, Ohio, under a TBA with Cumulus, and on the same date, Cumulus began operating one of the radio stations in Cincinnati, Ohio, that was included in the CBS TBA described above, that in 2007 increased net revenues and station operating expenses (Bonneville commenced operating this station on February 26, 2007);

•                  on August 21, 2006, we began operating WKAF-FM (formerly WILD-FM) in Boston, Massachusetts, under a TBA by simulcasting the format of WAAF-FM (another radio station owned and operated by us in this market), that in 2007 contributed to the WAAF-FM brand net revenues and increased station operating expenses,  depreciation and amortization, and interest expense (the station was acquired by us on December 29, 2006); and

•                  on February 10, 2006, we began operating WVEI-FM (formerly WBEC-FM) in Springfield, Massachusetts, under a TBA, by simulcasting the format of WEEI-AM (a radio station owned and operated by us in the Boston, Massachusetts, market), that in 2007 increased net revenues and station operating expenses.

Dispositions

•                  on February 26, 2007, Bonneville began operating radio stations under a TBA in Cincinnati, Ohio (such stations were operated by us under TBAs with Cumulus and CBS since November 1, 2006), and certain of our radio stations in Seattle, Washington, that in 2007, decreased our net revenues and station operating expenses;

•                  on February 26, 2007, a buyer began operating KXBT-FM, Austin, Texas, under a TBA (a station we began operating on November 1, 2006 under a TBA agreement with CBS), that for the period since February 25, 2007, increased TBA income; and

•                  on February 1, 2007, a buyer began operating KTRO-AM (formerly KKSN-AM), Portland, Oregon, under a TBA, that in 2007, decreased net revenues and station operating expenses and increased TBA income.

Financing

•                  on June 18, 2007 we entered into a new credit facility that resulted in the recognition of a loss on extinguishment of debt related to the write-off of deferred financing costs; and

•                  our interest expense increased due to additional borrowings used to finance: (i) the payment of quarterly cash dividends to our shareholders; (ii) the repurchase of our stock; and (iii) an acquisition during the fourth quarter of 2006.

Other

•                  during the second quarter of 2007, we recorded an impairment loss of $45.4 million in connection with our review of goodwill under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142; and

•                  during the first quarter of 2007, we recorded a discrete income tax expense adjustment of $2.9 million as we commenced operations in 2007 in states which on average have higher income tax rates than in states in which we previously operated.

Nine Months Ended September 30, 2007 As Compared To The Nine Months Ended September 30, 2006

Net Revenues:

	Nine Months Ended
	September 30, 2007	September 30, 2006
	(dollars in millions)
Net Revenues	$348.3	$321.9
Amount of Change	$26.4
Percentage Change	8.2%

Contributing to our overall increase in net revenues of $26.4 million was the commencement of operations under TBAs on: (1) November 1, 2006 in the Austin, Cincinnati and Memphis markets; and (2) February 26, 2007, in the San Francisco market. Austin, Cincinnati and San Francisco were new markets for our operations. This increase was offset by the decrease in net revenues for the commencement of operations by other parties under TBAs on: (i) February 26, 2007 for four stations in the Cincinnati market; (ii) February 26, 2007 for three of our seven Seattle stations; (iii) February 26, 2007 for a station in the Austin market; and (iv) February 1, 2007 for one of our seven Portland stations.

                Same Station Considerations:

                •              Net revenues in 2007 would have been lower by $27.6 million if we had adjusted net revenues to give effect to acquisitions and dispositions of radio stations as of January 1, 2007.

                •              Net revenues in 2006 would have been lower by $2.0 million if we had adjusted net revenues to give effect to acquisitions and dispositions of radio stations as of January 1, 2006.

Station Operating Expenses:

	Nine Months Ended
	September 30, 2007	September 30, 2006
	(dollars in millions)
Station Operating Expenses	$215.3	$190.5
Amount of Change	$24.8
Percentage Change	13.0%

The increase of $24.8 million in station operating expenses was primarily due to: (1) the commencement of certain radio station operations in the Austin, Memphis and Cincinnati markets on November 1, 2006 under TBAs; (2) an increase in station operating expenses in the San Francisco market on February 26, 2007 under a TBA; (3) an increase in non-cash compensation expense of $1.5 million; and (4) the effects of inflation. This increase was offset by the decrease in station operating expenses for the commencement of operations by other parties under TBAs on: (i) February 26, 2007 for four stations in the Cincinnati market; (ii) February 26, 2007 for three of our seven stations in the Seattle market; (iii) February 26, 2007 for a station in the Austin market; and (iv) February 1, 2007 for one of our seven stations in the Portland market.

                Same Station Considerations:

                •              Station operating expenses for 2007 would have been lower by $17.4 million if we had adjusted station operating expenses to give effect to acquisitions and dispositions of radio stations as of January 1, 2007.

•              Station operating expenses for 2006 would have been lower by $0.7 million if we had adjusted station operating expenses to give effect to acquisitions and dispositions of radio stations as of January 1, 2006.

Depreciation And Amortization Expenses:

	Nine Months Ended
	September 30, 2007	September 30, 2006
	(dollars in millions)
Depreciation and Amortization Expenses	$12.0	$11.9
Amount of Change	$0.1
Percentage Change	0.8%

Depreciation and amortization expenses were essentially flat as we have not consummated, during these periods, any material acquisitions with assets that would be subject to amortization and depreciation and our capital expenditures have remained fairly constant from year to year.

Corporate General And Administrative Expenses:

	Nine Months Ended
	September 30, 2007	September 30, 2006
	(dollars in millions)
Corporate General and Administrative Expenses	$22.2	$18.6
Amount of Change	$3.6
Percentage Change	19.4%

 The increase in corporate general and administrative expenses of $3.6 million was primarily due to: (1) an increase in non-cash compensation expense of $1.5 million relating to the grant of equity awards issued during the first quarter of 2007 and during the second quarter of 2006; (2) increased legal costs of $0.5 million associated with certain legal proceedings (see Part II, Item 1, “Legal Proceedings”); (3) the addition of several corporate positions; and (4) the effects of inflation. For the nine months ended September 30, 2006, corporate general and administrative expenses were negatively impacted by $1.2 million for transaction costs associated with an acquisition that did not materialize.

Operating Income:

	Nine Months Ended
	September 30, 2007		September 30, 2006
	(dollars in millions)
Operating Income	$42.7		$99.7
Amount of Change	($57.0)
Percentage Change	(57.2%	)

The decrease in operating income of $57.0 million was primarily due to: (1) a goodwill impairment loss of $45.4 million for the nine months ended September 30, 2007 (for further discussion, please see Note 3 in the accompanying condensed consolidated financial statements); (2) an increase in station operating expenses for the reasons described above under Station Operating Expenses; (3) an increase in TBA fees primarily associated with the CBS transaction; and (4) an increase in corporate general and administrative expenses due to the reasons described above under Corporate General And Administrative Expenses. This decrease in operating income was offset by an increase in net revenues for the reasons described above under Net Revenues.

Same Station Considerations:

•              Operating income for 2007 would have been lower by $10.2 million if we had adjusted operating income to give effect to acquisitions and dispositions of radio stations as of January 1, 2007.

•              Operating income for 2006 would have been lower by $1.3 million if we had adjusted operating income to give effect to acquisitions and dispositions of radio stations as of January 1, 2006.

Interest Expense:

	Nine Months Ended
	September 30, 2007	September 30, 2006
	(dollars in millions)
Interest Expense	$37.7	$32.5
Amount of Change	$5.2
Percentage Change	16.0%

The increase in interest expense of $5.2 million was primarily attributable to: (1) higher average outstanding debt under our senior credit agreement used to finance: (a) the repurchase of our common stock in the amount of $55.0 million during the nine months ended September 30, 2007 and $100.5 million for the year ended December 31, 2006; (b) quarterly dividend payments that commenced during the first quarter of 2006; and (c) the acquisition of radio station assets in Boston in the fourth quarter of 2006 in the amount of $30.0 million; and (2) higher outstanding debt and a corresponding increase in our leverage ratio that increased our borrowing costs during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Income Before Income Taxes:

	Nine Months Ended
	September 30, 2007	September 30, 2006
	(dollars in millions)
Income Before Income Taxes	$5.9	$68.2
Amount of Change	$(62.3)
Percentage Change	(91.3)%

The decrease in income before income taxes of $62.3 million was mainly attributable to: (1) a decrease in operating income for the reasons described above under Operating Income; and (2) an increase in interest expense of $5.2 million for the reasons described above under Interest Expense.

Income Taxes:

	Nine Months Ended
	September 30, 2007	September 30, 2006
	(dollars in millions)
Income Taxes	$4.9	$27.1
Amount of Change	$(22.2)
Percentage Change	(81.9)%

The decrease in income taxes of $22.2 million is primarily the result of a deferred tax benefit of $20.0 million that was associated with a goodwill impairment loss of $45.4 million for the nine months ended September 30, 2007 as described above under Operating Income. The decrease was offset by an increase in income taxes due to: (1) commencing operations in 2007 in states which on average have higher income tax rates than in states in which we previously operated and its effect in the amount of $2.9 million on previously reported temporary differences as of December 31, 2006 between the tax and financial reporting bases of our assets and liabilities; (2) income taxes in certain states where the states’ current taxable income is dependent on factors other than our consolidated net income (loss); and (3) the impact of limitations on deductibility for tax purposes of share-based compensation for certain key employees.

Our effective income tax rate of 82.9% for the nine months ended September 30, 2007 is based upon our estimated annual rate of 45.4% (exclusive of the impact to our annual rate for discrete items, including the $2.9 million increase to income tax expense for the reason described above under Income Taxes). For the nine months ended September 30, 2006, the effective income tax rate was 39.8%.

For the nine months ended September 30, 2007, the current and deferred portions of our income tax expense were a current tax benefit of $6.3 million and a deferred tax expense of $11.2 million, respectively.  For the nine months ended September 30, 2006, the current and deferred portions of our income tax expense were $0.4 million and $26.7 million, respectively.

Our net non-current deferred tax liabilities were $238.9 million and $229.2 million as of September 30, 2007 and December 31, 2006, respectively. We do not expect the significant portion of our deferred tax liability to reverse over time unless: (1) our FCC licenses become impaired; or (2) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire Company in a taxable transaction.

Net Income:

	Nine Months Ended
	September 30, 2007	September 30, 2006
	(dollars in millions)
Net Income	$1.0	$41.0
Amount of Change	$(40.0)
Percentage Change	(97.6)%

The decrease in net income of $40.0 million was primarily attributable to the reasons described above under Income Before Income Taxes, net of income tax expense.

Three Months Ended September 30, 2007 As Compared To The Three Months Ended September 30, 2006

Net Revenues:

	Three Months Ended
	September 30, 2007	September 30, 2006
	(dollars in millions)
Net Revenues	$123.1	$114.3
Amount of Change	$8.8
Percentage Change	7.7%

Contributing to our overall increase in net revenues of $8.8 million was the commencement of operations under TBAs on: (1) February 26, 2007, in the San Francisco market; and (2) November 1, 2006 in the Austin and Memphis markets. Austin and San Francisco were new markets for our operations. This increase was offset by the decrease in net revenues for the commencement of operations by other parties under TBAs on: (i) February 26, 2007 for three of our seven Seattle stations; (ii) February 26, 2007 for a station in the Austin market; and (iii) February 1, 2007 for one of our seven Portland stations.

Same Station Considerations:

                •              Net revenues in 2007 would not have been impacted had we given effect to acquisitions and dispositions of radio stations as of July 1, 2007.

                •              Net revenues in 2006 would have been higher by $8.3 million if we had adjusted net revenues to give effect to acquisitions and dispositions of radio stations as of July 1, 2006.

Station Operating Expenses:

	Three Months Ended
	September 30, 2007	September 30, 2006
	(dollars in millions)
Station Operating Expenses	$72.0	$64.7
Amount of Change	$7.3
Percentage Change	11.3%

The increase of $7.3 million in station operating expenses was primarily due to: (1) the commencement of radio station operations in the San Francisco market on February 26, 2007; (2) the commencement of certain radio station operations in the Austin and Memphis markets on November 1, 2006; (3) an increase in rights fees associated with a new sports rights agreement; (4) an increase in non-cash compensation expense of $0.3 million; and (4) the effects of inflation. This increase was offset by the decrease in station operating expenses for the commencement of operations by other parties under TBAs on: (i) February 26, 2007 for three of our seven stations in the Seattle market; (ii) February 26, 2007 for a station in the Austin market; and (iii) February 1, 2007 for one of our seven stations in the Portland market.

Same Station Considerations:

•              Station operating expenses for 2007 would not have been impacted had we given effect to acquisitions and dispositions of radio stations as of July 1, 2007.

•              Station operating expenses for 2006 would have been higher by $4.1 million if we had adjusted station operating expenses to give effect to acquisitions and dispositions of radio stations as of July 1, 2006.

Depreciation And Amortization Expenses:

	Three Months Ended
	September 30, 2007	September 30, 2006
	(dollars in millions)
Depreciation and Amortization Expenses	$3.9	$4.1
Amount of Change	$(0.2)
Percentage Change	(4.9)%

Despite a decrease in depreciation and amortization expenses of $0.2 million for the comparative quarters, depreciation and amortization expenses have remained relatively flat for the reasons described herein under Depreciation And Amortization Expenses for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Corporate General And Administrative Expenses:

	Three Months Ended
	September 30, 2007	September 30, 2006
	(dollars in millions)
Corporate General and Administrative Expenses	$6.8	$6.1
Amount of Change	$0.7
Percentage Change	11.5%

 The increase in corporate general and administrative expenses of $0.7 million was primarily due to: (1) the addition of several corporate positions; (2) accounting fees for SEC compliance related to our pending acquisitions; and (3) the effects of inflation.

Operating Income:

	Three Months Ended
	September 30, 2007	September 30, 2006
	(dollars in millions)
Operating Income	$36.7	$38.4
Amount of Change	$(1.7)
Percentage Change	(4.4)%

The decrease in operating income of $1.7 million was primarily due to: (1) an increase in station operating expenses for the reasons described above under Station Operating Expenses; (2) an increase in TBA fees primarily associated with the CBS transaction; and (3) an increase in corporate general and administrative expenses due to the reasons described above under Corporate General And Administrative Expenses.  This decrease in operating income was offset by: (i) an increase in net revenues for the reasons described above under Net Revenues; and (ii) a net positive change of $1.4 million for a gain on sale or disposal of assets that was primarily due to an insurance recovery.

Same Station Considerations:

•              Operating income for 2007 would not have been impacted had we given effect to acquisitions and dispositions of radio stations as of July 1, 2007.

•              Operating income for 2006 would have been higher by $4.2 million if we had adjusted operating income to give effect to acquisitions and dispositions of radio stations as of July 1, 2006.

Interest Expense:

	Three Months Ended
	September 30, 2007	September 30, 2006
	(dollars in millions)
Interest Expense	$13.1	$11.7
Amount of Change	$1.4
Percentage Change	12.0%

The increase in interest expense of $1.4 million was primarily attributable to: (1) higher average outstanding debt under our senior credit agreement used to finance: (a) the repurchase of our common stock in the amount of $55.0 million during the nine months ended September 30, 2007 and $100.5 million for the year ended December 31, 2006; (b) quarterly dividend payments that commenced during the first quarter of 2006; (c) the acquisition of radio station assets in Boston in the fourth quarter of 2006 in the amount of $30.0 million; and (2) higher outstanding debt and a corresponding increase in our leverage ratio that increased our borrowing costs during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Income Before Income Taxes:

	Three Months Ended
	September 30, 2007	September 30, 2006
	(dollars in millions)
Income Before Income Taxes	$24.3	$26.8
Amount of Change	$(2.5)
Percentage Change	(9.3)%

The decrease in income before income taxes of $2.5 million was mainly attributable to: (1) a decrease in operating income for the reasons described above under Operating Income; and (2) an increase in interest expense of $1.4 million for the reasons described above under Interest Expense.

Income Taxes:

	Three Months Ended
	September 30, 2007	September 30, 2006
	(dollars in millions)
Income Taxes	$10.2	$10.6
Amount of Change	$(0.4)
Percentage Change	(3.8)%

The decrease in income taxes of $0.4 million is primarily the result of the decrease in operating income as described above under Operating Income.

Our effective income tax rate of 42.1% for the three months ended September 30, 2007 is based upon our estimated annual rate of 45.4% (exclusive of the impact to the annual rate for discrete items). Our effective income tax rate of 42.1% was positively impacted by: (1) a discreet item of tax of $0.5 million, net of a valuation allowance, for a certain state income tax credit associated with the build-out and consolidation of certain studio facilities; and (2) recent favorable Internal Revenue Service guidance that removed the limits on the deduction of cash and non-cash compensation expense for certain of our key employees. For the three months ended September 30, 2006, the effective income tax rate was 39.6%.

For the three months ended September 30, 2007, the current and deferred portions of our income tax expense were $0.5 million and $9.7 million, respectively.  For the three months ended September 30, 2006, the current and deferred portions of our income tax expense were $2.2 million and $8.4 million, respectively.

Net Income:

	Three Months Ended
	September 30, 2007	September 30, 2006
	(dollars in millions)
Net Income (Loss)	$14.1	$16.2
Amount of Change	$(2.1)
Percentage Change	(13.0)%

The decrease in net income of $2.1 million was primarily attributable to the reasons described above under Income Before Income Taxes, net of income tax expense.

Liquidity And Capital Resources

Dividends

We have used a portion of our capital resources to pay dividends in the aggregate amount of $43.8 million and $60.4 million during the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively.

A New Credit Agreement

On June 18, 2007, we entered into a new credit agreement (the “Bank Facility”) with a syndicate of banks for a $1,050 million senior secured credit facility that matures on June 30, 2012 and is comprised of $650 million in revolving credit (“Revolver”) and a $400 million term loan (“Term A”). We used the proceeds of $400 million from the Term A and $152 million from the Revolver to pay all of the outstanding debt under our former senior credit facility. The Term A reduces beginning September 30, 2009 in quarterly amounts starting at $15 million and increasing to $60 million.  We expect to use the remainder of the Revolver to: (1) provide for working capital; and (2) provide for general corporate purposes, including capital expenditures and any or all of the following: repurchases of Class A Common Stock, dividends and acquisitions. The Bank Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of our wholly owned subsidiaries. The Bank Facility requires us to comply with certain financial covenants and leverage ratios which are defined terms within the agreement. Management believes we are in compliance with all financial covenants and leverage ratios and all other terms of the Bank Facility.

Liquidity

During the nine months ended September 30, 2007, we paid $0.5 million in income taxes that included certain state taxes for 2006 and certain estimated state taxes for 2007. We anticipate that it will not be necessary to make any additional quarterly estimated federal, and most state, income tax payments for the remainder of 2007 based upon existing prepayments and expected quarterly taxable income for the remainder of 2007. In addition, we may receive refunds for: (1) current and prior year’s net operating loss that may be recovered from prior years’ tax obligations; and (2) estimated tax prepayments that were carried over to this year.

Capital expenditures for the nine months ended September 30, 2007 were $7.8 million. We anticipate that capital expenditures in 2007 will consist of: (1) an amount between $6.0 million and $8.0 million for capital expenditures incurred in the ordinary course of business and for the conversion of our remaining FM stations to digital radio; and (2) approximately $6.5 million primarily for: (a) the construction of new studio and office facilities in New Orleans as a result of the forced relocation from the effects of Hurricane Katrina; and (b) the consolidation and the relocation of our studio and office facilities in common with the stations to be acquired under our pending transactions. We anticipate that our capital expenditures will be less in 2008 and in future years.

As of September 30, 2007, we had credit available of $464.0 million under the Bank Facility, subject to compliance with the covenants under the Bank Facility at the time of borrowing.  As of September 30, 2007, we had $10.3 million in cash and cash equivalents. During the nine months ended September 30, 2007, we increased our net outstanding debt by $58.5 million, primarily to help fund our repurchase of shares in the amount of $55.0 million and to pay dividends of $43.8 million to shareholders.  As of September 30, 2007, we had outstanding $736.2 million in debt, including: (1) $584.5 million under our Bank Facility; (2) $1.5 million in a letter of credit; and (3) $150.0 million in Senior Subordinated Notes.  Due to the cash required for our pending transactions, we expect that upon closing, our outstanding debt will increase and our available credit under our Bank Facility will decrease.

Operating Activities

Net cash flows provided by operating activities were $48.9 million and $68.4 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease in 2007 was attributable to a decrease in net income to $26.4 million (adjusted to exclude the impact of a non-cash charge of $25.4 million for the loss on impairment, net of a tax benefit) for the nine months ended September 30, 2007 from net income of $41.0 million for the nine months ended September 30, 2006, which was primarily due to: (1) an increase in TBA fees and interest expense for the reasons described under Results of Operations; and (2) an increase in working capital of $10.0 million primarily due to the increase in prepaid and refundable income taxes associated with the 2007 net operating loss that will be refundable from prior years’ tax obligations.

Investing Activities

Net cash flows used in investing activities were $5.1 million and $14.2 million for the nine months ended September 30, 2007 and 2006, respectively.

The cash used in investing activities reflects $7.8 million in additions to property and equipment for the nine months ended September 30, 2007. The cash used in investing activities for the nine months ended September 30, 2006 reflected $9.6 million in additions to property and equipment and an increase in station acquisition deposits and costs of $4.6 million related to pending acquisitions.

Financing Activities

Net cash flows used in financing activities were $44.4 million and $56.0 million for the nine months ended September 30, 2007 and 2006, respectively.

The cash flows used in financing activities reflect the repurchase of common stock of $55.0 million and $95.5 million for the nine months ended September 30, 2007 and 2006, respectively, offset by net borrowings of long-term debt of $58.5 million and $84.0 million for the nine months ended September 30, 2007 and 2006, respectively.  The payments of dividends for the nine months ended September 30, 2007 and 2006 were $43.8 million and $45.4 million, respectively.

Share Repurchase Programs

During the nine months ended September 30, 2007, we repurchased an aggregate of 2.2 million shares in the amount of $55.0 million at an average price of $25.28 per share.  Under our current share repurchase program, which expires on May 7, 2008, $40.2 million remained authorized as available for repurchase as of September 30, 2007.

Contractual Obligations

The following table reflects a summary as of September 30, 2007 of our contractual obligations for the remainder of the year 2007 and thereafter:

	Payments due by period
		Less	1 to 3	3 to 5	More Than
		than			5
Contractual Obligations:	Total	1 year	years	years	years
	(amounts in thousands )

Long-term debt obligations (1)	$952,326	$11,661	$92,761	$80,294	$767,610
Operating lease obligations	67,752	2,755	22,444	16,433	26,120
Purchase obligations (2)	802,650	542,969	122,820	47,407	89,454
Other long-term liabilities (3)	250,694	26	1,263	1,177	248,228
Total	$2,073,422	$557,411	$239,288	$145,311	$1,131,412

(1)                                  (a)   Our Bank Facility had outstanding debt in the amount of $584.5 million as of September 30, 2007. The maturity under our Bank Facility could be accelerated if we do not maintain certain covenants. The above table includes projected interest expense under the remaining term of the agreement.

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

                                                (d) We have $3.7 million in liabilities related to: (i) construction obligations in connection with the relocation and consolidation of certain of our studio facilities; (ii) our obligation to provide a letter of credit; and (iii) obligations to increase our interest in certain partnerships.

                                                (e)  In addition to the above, purchase obligations of $277.4 million include contracts primarily for on-air personalities, sports programming rights, ratings services, music licensing fees, equipment maintenance and certain other operating contracts.

(3)                                  Included in the table above, within total other long-term liabilities of $250.7 million, are deferred income tax liabilities of $238.9 million that are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax liabilities may vary according to changes in tax laws, tax rates and our operating results.  As a result, it is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities, including FIN 48 liabilities, have been reflected in the above table in the column labeled as “More Than 5 Years.”

Off-Balance Sheet Arrangements

Under our pending transactions to acquire and dispose of radio station assets, we determined that FIN 46R was not applicable as of September 30, 2007.

Recent Accounting Pronouncements

See Note 1 to the accompanying condensed consolidated financial statements — Basis Of Presentation, New Accounting Pronouncements, for a discussion of the status and potential impact of new accounting pronouncements.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Other than our adoption on January 1, 2007 of FIN 48, as described below and in Note 11 to the condensed consolidated financial statements, there have been no material changes to the Company’s critical accounting policies from the information provided in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “ Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2006.

For a more comprehensive list of our accounting policies, please see Note 2 - Significant Accounting Policies, accompanying the consolidated financial statements included in our latest annual report on Form 10-K for the year ended December 31, 2007. Note 2 to the consolidated financial statements included with Form 10-K contains several other policies, including policies governing the timing of revenue recognition, that are important to the preparation of our consolidated financial statements, but do not meet the SEC’s definition of critical accounting policies because they do not involve subjective or complex judgments.

Estimation  Of Our Tax Rates

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments must be used in the calculation of certain tax assets and liabilities because of differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As changes occur in our assessments regarding our ability to recover our deferred tax assets, our tax provision is increased in any period in which we determine that the recovery is not probable.

In addition, the calculation of our tax liabilities requires us to account for uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48 on January 1, 2007, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit based upon its technical merits, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that has greater than a 50% likelihood of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions, and review whether any new uncertain tax positions have arisen, on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, settled issues under audit, historical experience with similar tax matters, guidance from our tax advisors, and new audit activity. A change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period in which the change occurs.

Our annual tax rates have varied in past years, with rates that ranged from 37.5% to 45.4% (exclusive of the adjustments for discrete items as described under Income Taxes. The effect of a 1% increase in our estimated tax rate, as of September 30, 2007, would result in an increase in income taxes of $0.1 million and a decrease in net income of $0.1 million (net income per common share — diluted of under $0.01) for the nine months ended September 30, 2007.

ITEM 3.                  Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt.  From time to time, we may want to protect ourselves from interest rate fluctuations through the use of derivative rate hedging instruments.  If the borrowing rates under LIBOR were to increase 1% above the current rates as of September 30, 2007, our interest expense on our senior debt would increase by approximately $5.6 million on an annual basis, including any interest expense associated with the use of derivative rate hedging instruments as described below. We do not have interest rate risk related to our senior subordinated notes, which have a fixed interest rate of 7.625%.

As of September 30, 2007, we had a derivative rate hedging transaction in place for a notional amount of $30.0 million that effectively fixes LIBOR at 5.8% and expires in 2008.  The fair value (based upon current market rates) of the rate hedging transaction is included as a derivative instrument in other short-term liabilities as the maturity date of the instrument is less than one year at September 30, 2007. Our rate hedging transaction is tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The fair value of the hedging transaction is affected by a combination of several factors, including the change in the three-month LIBOR rate and the forward interest rate to maturity. Any increase in the three-month LIBOR rate and/or the forward interest rate to maturity results in a more favorable valuation, while any decrease in the three-month LIBOR rate and/or forward interest rate to maturity results in a less favorable valuation. Our credit exposure under this hedging agreement, or similar agreements we may enter into in the future, is the cost of replacing an agreement in the event of nonperformance by our counter-party. Our derivative instrument liability as of September 30, 2007 was $0.1 million, which represents a $0.1 million decrease in the liability as compared to the balance as of December 31, 2006. This decrease in liability is due primarily to a decrease in the remaining period of our outstanding hedge.

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

PART II

OTHER INFORMATION

ITEM 1.                  Legal Proceedings

Except as described below, there have been no material developments relating to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on February 28, 2007, and in the 10-Q for the first and second quarters of 2007, filed with the Securities and Exchange Commission on May 8, 2007 and August 2, 2007, respectively.

ITEM 1A.               Risk Factors

There have been no material changes from the Risk Factors described in our Form 10-K, filed with the SEC on February 28, 2007.

ITEM 2.                  Unregistered Sales Of Equity Securities And Use Of Proceeds

During the nine-month period ending September 30, 2007, we made repurchases of our Class A common stock pursuant to: (i) a one-year $100.0 million share repurchase program adopted by our Board of Directors on May 8, 2006; and (ii) elections by employees to withhold shares of stock upon vesting of restricted stock units to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended September 30, 2007:

			(c)	(d)
			Total Number of	Maximum
			Shares	Approximate
			Purchased as	Dollar Value of
	(a)	(b)	Part of Publicly	Shares That May
	Total Number	Average Price	Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under The Plans
Period	Purchased	Share	Programs	or Programs
July 1, 2007 - July 31, 2007(1)	104,510	$25.12	104,510	$45,213,471
August 1, 2007 - August 31, 2007(1)	239,166	$20.91	239,166	$40,213,471
September 1, 2007 - September 30, 2007(1)	—	$—	—	$40,213,471
Total	343,676		343,676

(1)                                  On May 8, 2006, our Board of Directors announced the adoption of a plan to repurchase up to $100.0 million of our common stock (the “May 2006 Plan”). The May 2006 Plan was extended for another year by our Board of Directors on May 3, 2007 and will expire on May 7, 2008. Repurchases in the amount of $7.6 million (343,676 shares at an average price of $22.19 per common share) were made under the Plan during the three months ended September 30, 2007.

ITEM 3.                  Defaults Upon Senior Securities

                None.

ITEM 4.                  Submission Of Matters To A Vote Of Security Holders

None.

ITEM 5.                  Other Information

None.

ITEM 6.                                  Exhibits

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2) (Originally filed as Exhibit 3.02)
4.01

Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee.  (2)  (Originally filed as Exhibit 4.02)

4.02

First Supplemental Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee.  (2)  (Originally filed as Exhibit 4.03)

10.01	Employment agreement effective as of July 1, 2007 between Entercom Communications Corp. and David J. Field. (3)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (3)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (4)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (4)

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

ENTERCOM COMMUNICATIONS CORP.
(Registrant)

Date: November 9, 2007	/S/ David J. Field.
Name: David J Field
Title: President and Chief Executive Officer
(principal executive officer)

Date: November 9, 2007	/S/ Stephen F. Fisher
Name: Stephen F. Fisher
Title: Executive Vice President and Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2) (Originally filed as Exhibit 3.02)
4.01

Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee.  (2)  (Originally filed as Exhibit 4.02)

4.02

First Supplemental Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee.  (2)  (Originally filed as Exhibit 4.03)

10.01	Employment agreement effective as of July 1, 2007 between Entercom Communications Corp. and David J. Field. (3)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (3)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (4)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (4)

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