Form 10-Q/A
period 2007-09-30
ENTERCOM COMMUNICATIONS CORP
filed 2007-11-21
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Class A common stock,  $.01 par value — 30,689,767 Shares Outstanding as of October 31, 2007

Class B common stock,  $.01 par value — 8,046,805 Shares Outstanding as of October 31, 2007

EXPLANATORY NOTE

                This Amendment No. 1 to the registrant’s quarterly report on Form 10-Q for the period ended September 30, 2007 (the “Report”) is being filed because the Company inadvertently omitted from Item 6 of the Report a disclosure of an employment agreement between the Company and Joseph M. Field (See Exhibit 10.02).  The Company had previously filed an 8-K disclosing entering into this agreement on August 3, 2007.

                This amendment to the Report does not alter any part of the content of the Report, except as provided herein. This amendment continues to speak as of the date of the Report.  We have not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report.  The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report.  This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

****************

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

10.01	Employment agreement effective as of July 1, 2007 between Entercom Communications Corp. and David J. Field. (3)
10.02	Employment agreement effective as of July 1, 2007 between Entercom Communications Corp. and Joseph M. Field. (4)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

(1)                                  Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999. (File No. 333-61381)

(2)                                  Incorporated by reference to an exhibit (as indicated above) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 13, 2002.

(3)                                  Incorporated by reference to Exhibit 10.01 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed on November 9, 2007.

(4)                                  Filed herewith.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP.
(Registrant)

Date: November 21, 2007	/S/ David J. Field
Name: David J. Field
Title: President and Chief Executive Officer
(principal executive officer)

Date: November 21, 2007	/S/ Stephen F. Fisher
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

10.01	Employment agreement effective as of July 1, 2007 between Entercom Communications Corp. and David J. Field. (3)
10.02	Employment agreement effective as of July 1, 2007 between Entercom Communications Corp. and Joseph M. Field. (4)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

(1)                                  Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999. (File No. 333-61381)

(2)                                  Incorporated by reference to an exhibit (as indicated above) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 13, 2002.

(3)                                  Incorporated by reference to Exhibit 10.01 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed on November 9, 2007.

(4)                                  Filed herewith.