Form 10-K
period 2007-12-31
ENTERCOM COMMUNICATIONS CORP
filed 2008-02-22
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

                                                                                                                                                                                            Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                                                                        Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

                                                Large accelerated filer ☒                                                                                                 Accelerated filer  ☐
                                                Non-accelerated filer  ☐                                                                                                          Smaller reporting company ☐
                                                (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐   No ☒

As of February 12, 2008, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $691,498,286 based on the June 29, 2007 closing price of $24.89 on the New York Stock Exchange on such date.

Class A common stock,  $.01 par value 31,192,982 Shares Outstanding as of February 12, 2008 (Class A Shares Outstanding includes 1,450,714 unvested restricted stock units).

Class B common stock,  $.01 par value 7,607,532 Shares Outstanding as of February 12, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, pursuant to Regulation 14A, is incorporated by reference in Part III of this report, which will be filed with the Securities and Exchange Commission no later than April 29, 2008.

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

INFORMATION ABOUT STATION AND MARKET DATA

For this report, we listed our markets in descending order according to radio market revenues as derived from 2006 data published in 2007 by BIA Financial Network, Inc.

PART I

ITEM 1.                 BUSINESS

We are one of the five largest radio broadcasting companies in the United States, based on revenues. We were organized in 1968 as a Pennsylvania corporation. We operate a nationwide portfolio of 111 radio stations in 23 markets (based upon completion of pending acquisitions and dispositions), including San Francisco, Boston, Seattle, Denver, Sacramento, Portland, Indianapolis, Kansas City, Milwaukee, Austin, Norfolk, Buffalo, New Orleans, Memphis, Providence, Greensboro, Greenville/Spartanburg, Rochester, Madison, Wichita, Wilkes-Barre/Scranton, Springfield and Gainesville/Ocala.

Our Strategy

Our strategy focuses on providing compelling content in the communities we serve to afford us the ability to offer our advertisers an effective platform to reach their consumers.  The principal components of our strategy are to: (i) build strongly-branded franchises; (ii) develop market leading station clusters; (iii) recruit, develop, motivate and retain superior employees; (iv) leverage station clusters to capture greater share of advertising revenue; (v) acquire and develop under-performing stations; and (vi) develop sources of new business, including integrating station assets on-air, on-line and on-site.

Sources Of Revenue

The primary source of revenues for our radio stations is the sale of advertising time to local, regional and national spot advertisers and national network advertisers.  A growing source of revenues is from the station websites and streaming audio which allows for enhanced audience interaction and participation as well as integrated advertising.  A station’s local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. We retain national representative firms on a market exclusive basis to sell national spot commercial airtime on our stations to advertisers outside of our local markets. National spot radio advertising typically accounts for approximately 20% of a radio station’s revenues.

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

Competition

The radio broadcasting industry is highly competitive.  Our stations compete for listeners and advertising revenue with other radio stations within their respective markets. In addition, our stations compete for audiences and advertising revenues with other media such as: network and cable television, newspapers and magazines, outdoor advertising, direct mail, yellow pages, Internet, satellite radio, wireless media alternatives, cellular phones and other forms of advertisement.

The following are some of the factors that are important to a radio station’s competitive position: (i) audience ratings; (ii) management talent and expertise; (iii) sales talent and expertise; (iv) audience characteristics; (v) signal strength; and (vi) the number and characteristics of other radio stations and other advertising media in the market area.  We work to improve our competitive position through promotional campaigns aimed at the demographic groups targeted by our stations and sales efforts designed to attract advertisers. Radio station operators are subject to the possibility of another station changing programming formats to compete directly for listeners and advertisers or launching an aggressive promotional campaign in support of an already existing competitive format.

We believe owning multiple radio stations in a market allows us to provide our listeners with a more diverse programming selection and a more efficient means for our advertisers to reach those listeners. By owning multiple stations in a market, we are also able to operate our stations with more highly skilled local management teams and eliminate duplicative operating and overhead expenses.

Our Radio Stations

We operate 111 stations throughout the United States (including the impact for pending transactions), including 79 FM stations and 32 AM stations.  The following table, which includes all pending radio station acquisitions and dispositions as of February 12, 2008, lists each station in market order by radio revenue, the call letters, frequency, height above average terrain (HAAT), power in kilowatts and FCC license expiration date.

							HAAT	Power in
	Transaction		AM			FCC	(in	Kilowatts	Expiration Date
Market	Status	Station	FM	Frequency		Class	meters)	(1)	of FCC License
San Francisco, CA	Acquisition Pending	KBWF	FM	95.7	MHz	B	393	6.9	December 1, 2013
	Acquisition Pending	KDFC	FM	102.1	MHz	B	319	33	December 1, 2013
	Acquisition Pending	KOIT	FM	96.5	MHz	B	480	24	December 1, 2013

Boston, MA		WAAF	FM	107.3	MHz	B	335	9.6	April 1, 2006 (5)
		WEEI	AM	850	kHz	B	*	50	April 1, 2006 (5)
		WKAF	FM	97.7	MHz	A	173	1.7	April 1, 2014
		WMKK	FM	93.7	MHz	B	179	34	April 1, 2006 (5)
		WRKO	AM	680	kHz	B	*	50	April 1, 2006 (5)
		WVEI (2)	AM	1440	kHz	B	*	5	April 1, 2006 (5)

Seattle, WA	Disposition Pending	KBSG	FM	97.3	MHz	C	729	55	February 1, 2006 (5)
	Disposition Pending	KIRO	AM	710	kHz	A	*	50	February 1, 2006 (5)
		KISW	FM	99.9	MHz	C	714	58	February 1, 2006 (5)
		KKWF	FM	100.7	MHz	C	714	58	February 1, 2006 (5)
		KMTT	FM	103.7	MHz	C	714	58	February 1, 2006 (5)
		KNDD	FM	107.7	MHz	C	714	58	February 1, 2006 (5)
	Disposition Pending	KTTH	AM	770	kHz	B	*	50-D/5-N	February 1, 2006 (5)

Denver, CO		KALC	FM	105.9	MHz	C	524	100	April 1, 2013
		KEZW	AM	1430	kHz	B	*	10-D/5-N	April 1, 2013
		KOSI	FM	101.1	MHz	C	495	100	April 1, 2013
		KQMT	FM	99.5	MHz	C	495	100	April 1, 2013

Sacramento, CA		KCTC	AM	1320	kHz	B	*	5	December 1, 2005 (5)
		KDND	FM	107.9	MHz	B	123	50	December 1, 2005 (5)
		KRXQ	FM	98.5	MHz	B	151	50	December 1, 2005 (5)
		KSEG	FM	96.9	MHz	B	152	50	December 1, 2005 (5)
		KSSJ	FM	94.7	MHz	B1	99	25	December 1, 2005 (5)
		KWOD	FM	106.5	MHz	B	125	50	December 1, 2005 (5)

Portland, OR		KFXX	AM	1080	kHz	B	*	50 -D/10-N	February 1, 2006 (5)
		KGON	FM	92.3	MHz	C	386	100	February 1, 2006 (5)
	Disposition Pending	KTRO	AM	910	kHz	B	*	5	February 1, 2006 (5)
		KNRK	FM	94.7	MHz	C2	403	6.3	February 1, 2006 (5)
		KRSK	FM	105.1	MHz	C1	470	22.5	February 1, 2006 (5)
		KWJJ	FM	99.5	MHz	C1	386	52	February 1, 2006 (5)
		KYCH	FM	97.1	MHz	C	386	100	February 1, 2006 (5)
		KKSN (3)	AM	1390	kHz	B	*	5-D/0.69-N	February 1, 2006 (5)

Cincinnati, OH	Disposition Pending	WKRQ	FM	101.9	MHz	B	264	16	October 1, 2012
	Disposition Pending	WSWD	FM	94.9	MHz	B	322	10.5	October 1, 2012
	Disposition Pending	WUBE	FM	105.1	MHz	B	279	14.5	October 1, 2012
	Disposition Pending	WYGY	FM	97.3	MHz	A	155	2.55	August 1, 2012

							HAAT	Power in
	Transaction		AM			FCC	(in	Kilowatts	Expiration Date
Market	Status	Station	FM	Frequency		Class	meters)	(1)	of FCC License
Indianapolis, IN		WNTR	FM	107.9	MHz	B	232	22	August 1, 2012
		WXNT	AM	1430	kHz	B	*	5	August 1, 2012
		WZPL	FM	99.5	MHz	B	236	19	August 1, 2012

Kansas City, MO		KBLV	FM	99.7	MHz	C0	335	100	February 1, 2013
		KCSP	AM	610	kHz	B	*	5	February 1, 2013
		KMBZ	AM	980	kHz	B	*	5	February 1, 2013
		KQRC	FM	98.9	MHz	C0	335	100	February 1, 2005 (5)
		KRBZ	FM	96.5	MHz	C0	335	100	February 1, 2013
		KUDL	FM	98.1	MHz	C0	335	100	June 1, 2013
		KXTR (4)	AM	1660	kHz	B	*	10-D/1-N	June 1, 2005 (5)
		KYYS (4)	AM	1250	kHz	B	*	25-D/3.7-N	June 1, 2013
		WDAF	FM	106.5	MHz	C1	299	100	February 1, 2013

Milwaukee, WI		WMYX	FM	99.1	MHz	B	137	50	December 1, 2012
		WSSP	AM	1250	kHz	B	*	5	December 1, 2012
		WXSS	FM	103.7	MHz	B	257	19.5	December 1, 2012

Austin, TX		KAMX	FM	94.7	MHz	C0	398	100	August 1, 2013
		KJCE	AM	1370	kHz	B	*	5-D/0.5-N	August 2, 2013
		KKMJ	FM	95.5	MHz	C1	398	50	August 1, 2013

Norfolk, VA		WNVZ	FM	104.5	MHz	B	146	50	October 1, 2011
		WPTE	FM	94.9	MHz	B	152	50	October 1, 2011
		WVKL	FM	95.7	MHz	B	268	40	October 1, 2011
		WWDE	FM	101.3	MHz	B	152	50	October 1, 2011

Buffalo, NY		WBEN	AM	930	kHz	B	*	5	June 1, 2006 (5)
		WGR	AM	550	kHz	B	*	5	June 1, 2006 (5)
		WKSE	FM	98.5	MHz	B	128	46	June 1, 2006 (5)
		WLKK	FM	107.7	MHz	B	244	19.5	June 1, 2006 (5)
		WTSS	FM	102.5	MHz	B	355	110	June 1, 2006 (5)
		WWKB	AM	1520	kHz	A	*	50	June 1, 2006 (5)
		WWWS	AM	1400	kHz	C	*	1	June 1, 2006 (5)

New Orleans, LA		WEZB	FM	97.1	MHz	C0	300	100	June 1, 2012
		WKBU	FM	95.7	MHz	C	300	100	June 1, 2012
		WLMG	FM	101.9	MHz	C0	300	100	June 1, 2012
		WWL	FM	105.3	MHz	C1	306	96	June 1, 2012
		WWL	AM	870	kHz	A	*	50	June 1, 2012
		WWWL	AM	1350	kHz	B	*	5	June 1, 2012

Memphis, TN		WMC	FM	99.7	MHz	C	277	300	August 1, 2012
		WMC	AM	790	kHz	B	*	5	August 1, 2012
		WMFS	FM	92.9	MHz	A	100	6	August 1, 2012
		WRVR	FM	104.5	MHz	C1	229	100	August 1, 2012
		WSMB	AM	680	kHz	B	*	10-D/5-N	August 1, 2012
		WSNA	FM	94.1	MHz	C2	144	50	August 1, 2012

Providence, RI		WEEI	FM	103.7	MHz	B	173	37	April 1, 2006 (5)

							HAAT	Power in
	Transaction		AM			FCC	(in	Kilowatts	Expiration Date
Market	Status	Station	FM	Frequency		Class	meters)	(1)	of FCC License
Greensboro, NC		WEAL	AM	1510	kHz	D	*	1-D	December 1, 2011
		WJMH	FM	102.1	MHz	C0	367	100	December 1, 2011
		WPAW	FM	93.1	MHz	C	335	100	December 1, 2011
		WPET	AM	950	kHz	D	*	0.54-D/0.041-N	December 1, 2011
		WQMG	FM	97.1	MHz	C0	327	100	December 1, 2011
		WSMW	FM	98.7	MHz	C0	375	100	December 1, 2011

Greenville/		WFBC	FM	93.7	MHz	C	552	100	December 1, 2011
Spartanburg, SC		WGVC	FM	106.3	MHz	C3	100	25	December 1, 2011
		WORD	AM	950	kHz	B	*	5	December 1, 2011
		WROQ	FM	101.1	MHz	CO	301	100	December 1, 2011
		WSPA	FM	98.9	MHz	C	580	100	December 1, 2011
		WTPT	FM	93.3	MHz	C	619	93	December 1, 2011
		WWYRD	AM	1330	kHz	B	*	5	December 1, 2011

Rochester, NY (6)		WBEE	FM	92.5	MHz	B	152	50	June 1, 2006 (5)
		WCMF	FM	96.5	MHz	B	142	48	June 1, 2014
		WBZA	FM	98.9	MHz	B	172	37	June 1, 2006 (5)
	Held For Sale	WFKL	FM	93.3	MHz	A	117	4.4	June 1, 2006 (5)
		WPXY	FM	97.9	MHz	B	142	50	June 1, 2014
	Held For Sale	WRMM	FM	101.3	MHz	B	195	27	June 1, 2014
		WROC	AM	950	kHz	B	*	1	June 1, 2006 (5)
	Held For Sale	WZNE	FM	94.1	MHz	A	124	1.8	June 1, 2014

Madison, WI		WCHY	FM	105.1	MHz	A	74	6	December 1, 2012
		WMMM	FM	105.5	MHz	A	175	2	December 1, 2012
		WOLX	FM	94.9	MHz	B	396	37	December 1, 2012

Wichita, KS		KDGS	FM	93.9	MHz	C3	100	25	June 1, 2013
		KEYN	FM	103.7	MHz	C0	307	100	June 1, 2013
		KFBZ	FM	105.3	MHz	C0	307	100	June 1, 2013
		KFH	AM	1240	kHz	C	*	0.63	June 1, 2005 (5)
		KFH	FM	98.7	MHz	C2	150	50	June 1, 2005 (5)
		KNSS	AM	1330	kHz	B	*	5-D/5-N	June 1, 2005 (5)

Wilkes-Barre/		WBZU	AM	910	kHz	B	*	0.9-D/0.44-N	August 1, 2006 (5)
Scranton, PA		WDMT	FM	102.3	MHz	A	22	5.8	August 1, 2006 (5)
		WGGI	FM	95.9	MHz	A	117	4.2	August 1, 2006 (5)
		WGGY	FM	101.3	MHz	B	365	7	August 1, 2006 (5)
		WILK	AM	980	kHz	B	*	5-D/1-N	August 1, 2006 (5)
		WILK	FM	103.1	MHz	A	22	6	August 1, 2006 (5)
		WKRZ	FM	98.5	MHz	B	357	8.7	August 1, 2006 (5)
		WKRF	FM	107.9	MHz	A	267	0.84	August 1, 2006 (5)
		WKZN	AM	1300	kHz	B	*	5-D/0.5-N	August 1, 2006 (5)

Springfield, MA		WVEI	FM	105.5	MHz	A	280	0.72	April 1, 2014

Gainesville/		WKTK	FM	98.5	MHz	C1	299	100	February 1, 2012
Ocala, FL		WSKY	FM	97.3	MHz	C2	289	13.5	February 1, 2012

*                                        Not applicable for AM transmission facilities.

(1)                                Pursuant to FCC rules and regulations, many AM radio stations are licensed to operate at reduced power during the nighttime broadcasting hours, which can result in a reduction of the radio station’s coverage during the nighttime hours of operation. Both daytime and nighttime power ratings are shown, where applicable. For FM stations, the maximum effective radiated power in the main lobe is provided.

(2)                                WVEI-AM is licensed to the adjacent community of Worcester, Massachusetts, and simulcasts WEEI-AM programming.

(3)                                KKSN-AM is licensed to Salem, Oregon, within the Portland market and simulcasts KFXX-AM programming.

(4)                                The FCC rules require that by the end of a five-year transition period, which expired in October 2006 but was extended pending resolution of a requested FCC rule change, we must elect to operate on either the 1250 kHz frequency or the 1660 kHz frequency and surrender the other frequency to the FCC.

(5)                                As of February 12, 2008, application for license renewal is pending with the FCC.

(6)                                On November 30, 2007, we acquired from CBS Radio Stations Inc. the assets of four radio stations (WCMF-FM, WPXY-FM, WRMM-FM and WZNE-FM) serving the Rochester radio market for $42.0 million in cash. Due to applicable multiple ownership restrictions based on the size of the Rochester radio market, we cannot own or operate more than five FM radio stations in this market. In addition, we are required to meet certain requirements under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSRA”).  We have agreed to divest three FM radio stations. Such divestiture must be approved by the U.S. Department of Justice under the HSRA and by the FCC.

Assets Held For Sale And Discontinued Operations

For information regarding our pending transactions, including assets held for sale and discontinued operations, see Note 11, Contingencies And Commitments and Note 16, Assets Held For Sale And Discontinued Operations in the accompanying consolidated financial statements.

HD Radio®

The FCC selected In-Band On-Channel™, (“IBOC”), as the exclusive technology for introduction of terrestrial digital operations by AM and FM radio stations. The technology is also known as “HD Radio®.”  We currently utilize HD Radio® digital technology on most of our FM stations.  We are also a founding member of the HD Digital Radio Alliance Association, which was formed to promote and develop HD Radio® and its digital multicast operations.  The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality, additional channels and the ability to offer a greater variety of auxiliary services.  HD Radio® technology permits a station to transmit radio programming in both analog and digital formats.

The final digital radio rules remain under consideration by the FCC.  Under Special Temporary Authority, the FCC has authorized use of HD Radio® digital technology developed by iBiquity Digital Corporation, or iBiquity, on FM stations full-time and on AM stations day-time only.   We have a minority equity interest in iBiquity.

Federal Regulation Of Radio Broadcasting

Overview.  The radio broadcasting industry is subject to extensive and changing regulation of, among other things, ownership limitations, program content, advertising content, technical operations and business and employment practices. The ownership, operation and sale of radio stations are subject to the jurisdiction of the Federal Communications Commission (“FCC”).  Among other things, the FCC: (i) assigns frequency bands for broadcasting; (ii) determines the particular frequencies, locations, operating power, and other technical parameters of stations; (iii) issues, renews, revokes and modifies station licenses; (iv) determines whether to approve changes in ownership or control of station licenses; (v) regulates equipment used by radio stations; and (vi) adopts and implements regulations and policies which directly affect the ownership, operation and employment practices of stations.

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

FCC Licenses.  The operation of a radio broadcast station requires a license from the FCC.  Certain of our subsidiaries hold the FCC licenses for our stations.  The number of radio stations that can operate in a given area or market is limited by the number of AM frequencies permitted to serve a given area and the number of FM frequencies allotted by the FCC to communities in an area or market, based upon considerations of interference to and from other operating or authorized stations. The FCC’s multiple ownership rules further limit the number of stations serving the same area that may be owned or controlled by a single entity, as discussed below.

Classifications.  The FCC classifies each AM and FM station.  AM stations are classified as Class A, B, C or D depending on the type of channel and size and nature of the area they are designed to serve. Class A stations operate on an unlimited time basis and are designed to render primary and secondary service over an extended area. Class B stations operate on an unlimited time basis and are designed to render service only over a primary service area. Class C stations operate on a local channel and are designed to render service only over a primary service area that may be reduced as a consequence of interference. Class D stations operate either during daytime hours only, during limited times only or on an unlimited time basis with low nighttime power.

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

Enforcement Authority.  The FCC has the power to impose penalties for violations of its rules under the Communications Act of 1934, (the “Communications Act”), including the imposition of monetary fines, the issuance of short-term licenses, the imposition of a condition on the renewal of a license, the denial of authority to acquire new stations, and the revocation of operating authority.  The maximum fine for a single violation of the FCC’s rules (other than indecency rules) is currently $32,500.  As of July 2007, the maximum fine for a violation of the FCC’s “indecency” rules increased to $325,000, with a maximum fine of up to $3.0 million for a continuing violation.

Multiple Ownership Rules.  The Communications Act imposes specific limits on the number of commercial radio stations an entity can own in a single market.  FCC rules and regulations implement these limitations.  Digital radio channels authorized for AM and FM stations do not count as separate “stations” for purposes of the ownership limitations.  On June 2, 2003, the FCC adopted new ownership rules following a comprehensive review of its ownership regulations. The ownership rules adopted in 2003 included: (i) new cross-media limits that in certain markets eliminated the newspaper-broadcast cross-ownership ban and altered the television-radio cross-ownership limitations; and (ii) regulations that revised the manner in which the radio numeric ownership limitations were to be applied, substituting where available geographic markets as determined by Arbitron in place of the former standard which was based on certain overlapping signal contours. The FCC decision was appealed to the U.S. Court of Appeals for the Third Circuit, which stayed the effective date for the new rules.  In June 2004, the Court of Appeals affirmed the FCC’s decision to use Arbitron radio market definitions, where available, in the application of the ownership limitations, but remanded the case to the FCC for further consideration of, among other matters,  the numerical limits imposed on the number of AM or FM stations a single party could own in such markets.

On September 3, 2004, the Court of Appeals granted the FCC’s request for a partial lifting of the stay of the 2003 radio ownership rules and allowed four aspects of the new rules to take effect: (a) the use of Arbitron markets to define local radio markets where available; (b) the inclusion of non-commercial radio stations in determining the number of stations in the market; (c) the attribution of joint sales agreements with in-market stations; and (d) the limitations on the transfers of non-compliant ownership clusters.  Pursuant to the remand order from the Court of Appeals, the FCC commenced a new rule- making proceeding to consider the issues raised by the Court of Appeals.  On December 18, 2007, the FCC adopted an order that modified only the newspaper/broadcast cross-ownership rule to permit cross-ownership of one newspaper and one television or radio station in the top twenty television markets under certain circumstances, and establishing a waiver procedure applicable to such combinations in smaller markets.  The FCC declined to make changes to any other broadcast ownership rules.  The text of the FCC’s decision has not yet been released; that decision is not yet effective and is subject to filings requesting administrative reconsideration and judicial appeal.  At this time, it is impossible to predict whether the new rule will ultimately go into effect.  The FCC’s ownership rules are briefly summarized below.

The FCC’s newspaper-broadcast cross-ownership rules impose limitations on the circumstances under which the same party may own a broadcast station and a daily newspaper in the same geographic market, as described above.  The FCC radio-television cross-ownership rules limit the number of radio stations that a local owner of television stations may hold.   We own no television stations or daily newspapers, but, to the extent these limitations continue to be enforced, these cross-media rules may limit the prospective buyers in the market of any stations we may wish to sell.  The ownership rules also effectively prevent us from selling stations in a market to a buyer that has reached its ownership limit in the market.

There is, at present, no national limit on the number of radio stations that a single entity may own; radio ownership is regulated by rules applicable to the number of stations that may be owned in an individual local radio market.  Under the local radio ownership rules, the number of radio stations that can be owned by a single entity in a local radio market is as follows:

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

•                  in markets with 15 to 29 commercial and non-commercial radio stations, ownership is limited to six commercial stations, no more than four of which can be in the same service; and

•                  in markets with 14 or fewer commercial and non-commercial radio stations, ownership is limited to five commercial stations or no more than 50% of stations in the market, whichever is lower, and no more than three of the stations can be in the same service.

The FCC rules define a “local radio market” as all radio stations, both commercial and non-commercial, which are included within an Arbitron market, where available, or which have certain overlapping signal contours under procedures adopted by the FCC for stations located outside of Arbitron markets. The U. S. Court of Appeals for the Third Circuit affirmed these procedures, including consideration of non-commercial stations, the adoption of the geographic Arbitron market analysis, and the application of numerical limits to local radio ownership. The Court of Appeals remanded to the FCC for further justification of certain aspects of the rules, including the specific limitations selected by the FCC with respect to the maximum permissible number of AM or FM stations which may be owned in a given market.  In a December 18, 2007, decision, which is not yet published, apart from the limited approval of certain broadcast/newspaper combinations in the twenty largest television markets, the FCC has declined to modify the other existing broadcast ownership standards described above.

As the number of stations in a market may fluctuate from time to time, the number of stations that can be owned by a single entity in a given market can vary over time.  Market clusters, such as our holdings in Greenville, Kansas City and Wilkes-Barre/Scranton, which had been licensed under the former ownership rules but exceed the ownership limits when applying the Arbitron-based market standard of the present rule, are considered to be “grandfathered.” Once the FCC approves the ownership of a cluster of stations in a market, that owner may continue to hold those stations under the “grandfathering” policies, despite a decrease in the number of stations in the market.  If, at the time of a proposed future transaction, a cluster does not comply with the multiple ownership limitations based upon the number of stations then present in the market, the entire cluster cannot be transferred intact to a single party unless the purchaser qualifies under specified standards as a small business.  The FCC has recently adopted a decision, the text of which has not yet been released, which will implement new rules designed to promote diversification of ownership of broadcast stations, including certain changes to the exception to the prohibition of the transfer of “grandfathered” clusters to a single entity.  In addition, a number of parties have urged Congress to undertake a comprehensive review of the Communications Act, including its ownership provisions, and proposals may be introduced in Congress which could result in still different ownership rules affecting, among other matters, the number of stations that may be owned in a common geographic area and whether existing combinations would be considered as “grandfathered.”

Attribution Of Ownership.  In the application of the ownership limitations, the FCC considers principally “attributable” ownership interests, which generally include: equity and debt interests which combined exceed 33% of a licensee’s total assets, if the interest holder supplies more than 15% of the licensee’s total weekly programming or has an attributable interest in any same-market media (television, radio, cable or newspaper); a 5% or greater direct or indirect voting stock interest, including certain interests held in trust, unless the holder is a qualified passive investor, in which case the threshold is a 20% or greater voting stock interest; any equity interest in a limited liability company or a partnership, including a limited partnership, unless properly “insulated” from management activities; and any position as an officer or director of a licensee or of its direct or indirect parent.  The FCC also considers the provision by the owner of one radio station of more than 15% of hours of weekly programming or the sale of more than 15% of the weekly advertising of another radio station serving substantially the same area under agreements commonly referred to as time brokerage or joint sales agreements, or otherwise, to represent an attributable interest of the party providing the programming or a selling the advertising even though the ownership of the station broadcasting the programming or the advertising is distinct from that of the provider.  In instances, as in our case, where there is a “single majority voting shareholder,” other ownership interests in excess of the standards described above are considered to be non-attributable.  This exemption remains in effect, but has been under review by the FCC for a number of years.  In addition, at least one of the FCC Commissioners has urged that the FCC undertake an investigation of the effect of “private equity” investments in broadcast station ownership, which may result in different standards for the attribution of ownership interests.

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

Renewal Of Licenses.  The FCC licenses for radio stations are renewable authorizations that are ordinarily granted by the FCC for maximum terms of eight years.  A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the periods when a renewal application is pending, petitions to deny and informal objections with respect to the renewal application can be filed by interested parties, including members of the public, on a variety of grounds. The FCC is required to renew a broadcast station license if the FCC finds that the station has served the public interest, convenience and necessity; there have been no serious violations by the licensee of the Communications Act or the FCC’s rules and regulations; and there have been no other violations by the licensee of the Communications Act or the FCC’s rules and regulations that, taken together, constitute a pattern of abuse.  In recent rule-making proceedings, the text of which have not yet been released, the FCC has proposed processing guidelines to ensure that all broadcasters provide some locally-oriented programming.  The effect of whether and to what extent any such changes are ultimately incorporated in any rules that might subsequently be adopted and become effective cannot currently be determined.

If a challenge is filed against a renewal application, and, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet certain fundamental requirements and that no mitigating factors justify the imposition of a lesser sanction, the FCC may deny a license renewal application. Historically, FCC licenses have generally been renewed.  A petition to deny the renewals of all of the Sacramento market stations has been filed and is pending, to which we have responded. Informal objections of a related nature with respect to the pending applications for renewal of the licenses of our stations in Washington, Oregon, Massachusetts, Rhode Island, New York and Pennsylvania have been filed, to which we have responded.  Subject to the resolution of open FCC inquiries, we have no reason to believe that our licenses will not continue to be renewed in the ordinary course, although there can be no assurance to that effect. The non-renewal of one or more of our licenses could have a material adverse effect on our business.

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

To obtain FCC consent to assign or transfer control of a broadcast license, appropriate applications must be filed with the FCC. Interested parties may file objections or petitions to deny such applications. When evaluating an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by assignment or transfer of the broadcast license to any party other than the one specified in the application.  No assignment or transfer application will be granted for any station by the FCC while a renewal application is pending for the station. Once an assignment or transfer application is granted, interested parties have 30 days following public notice of the grant to seek reconsideration of that grant.  The FCC usually has an additional ten days to set aside the grant on its own motion.  The Communications Act permits certain court appeals of a contested grant as well.

Programming And Operation.  The Communications Act requires broadcasters to serve the “public interest.” A licensee is required to present programming that is responsive to issues in the station’s community of license and to maintain records demonstrating this responsiveness. The FCC regulates, among other things, political advertising; sponsorship identifications; the advertisement of contests and lotteries; obscene, indecent and profane broadcasts; certain employment practices; and certain technical operation requirements, including limits on human exposure to radio-frequency radiation.  The FCC considers complaints from listeners concerning a station’s public service programming or other operational issues when processing a renewal application filed by a station, but the FCC may consider complaints at any time and may impose fines or take other action for violations of the FCC’s rules separate from its action on a renewal application.

In recent years, the FCC has received an increasing number of complaints alleging that broadcast stations have carried indecent programming at times when children may be in the audience, in violation of federal criminal law and the FCC’s policies, which prohibit programming that is deemed to be “indecent or profane” under FCC decisions and broadcast during the hours of 6:00 am until 10:00 pm; the period between 10:00 pm through 6:00 am is considered to be a “safe harbor” period and less stringent standards apply to programming carried then. The FCC has greatly intensified its enforcement activities with respect to programming which it considers “indecent” or “profane,” including: (i) adopting rules to implement the increase in the maximum fine which may be assessed for the broadcast of indecent or profane programming to $325,000 per occurrence and $3,000,000 for any continuing violation; (ii) imposing fines on a “per utterance” basis instead of the imposition of a single fine for an entire program; and (iii) repeatedly warning broadcasters that future “serious” violations may result in the commencement of license revocation proceedings.   We have a number of outstanding indecency proceedings in which we are continuing to defend the stations’ conduct, and there may be other complaints of this nature which have been submitted to the FCC of which we have not yet been notified.  Certain aspects of the FCC’s indecency rules have been recently vacated by the U.S. Court of Appeals for Second Circuit and remanded for further action by the FCC, which has asked that the court decision be reviewed by the U.S. Supreme Court. A separate case involving other aspects of the FCC’s indecency rules is under consideration by the U.S. Court of Appeals for the Third Circuit, and a decision is pending.  Proposed new federal legislation regarding the broadcast of indecent programming, even if inadvertent and consisting of but a single word, has been introduced in Congress. For further discussion, please refer to Part I, Item 3, “Legal Proceedings,” and to the risk factors described in Part I, Item 1A, “Risk Factors.”

The FCC has rules requiring that when any money, goods, services or other valuable consideration has been paid or promised to a station or an employee for the broadcast of programming, appropriate sponsorship identification announcement(s) must be given.  Following inquiries initiated by the FCC into sponsorship identification practices at several media companies, including us, we and other media companies entered into consent decrees pursuant to which we have adopted certain policies and procedures regarding our relationships with record labels and artists concerning the broadcast of music on our stations. We admitted no violations of any FCC rules in connection with the investigation, and the FCC found none.  We have also entered into a consent judgment terminating a lawsuit brought by the New York Attorney General, in which we agreed to adopt a number of business reforms and practices in the future and to make a payment to a non-profit organization to support music education and appreciation.  We admitted no liability in this action, and the court found none.  The FCC has under consideration rule-making proceedings concerning other sponsorship identification issues, such as product placement.  We cannot determine the full scope or the date of release of such proceedings at this time.

The FCC has rules prohibiting employment discrimination by broadcast stations on the basis of race, religion, color, national origin and gender. These rules require broadcasters generally to: (i) refrain from discrimination in hiring and promotion; (ii) widely disseminate information about all full-time job openings to all segments of the community to ensure that all qualified applicants have sufficient opportunity to apply for the job; (iii) send job vacancy announcements to recruitment organizations and others in the community indicating an interest in all or some vacancies at the station; and (iv) implement a number of specific longer-term recruitment outreach efforts, such as job fairs, internship programs, and interaction with educational and community groups from among a menu of approaches itemized by the FCC.  The applicability of these policies to part-time employment opportunities is the subject of a pending further rulemaking proceeding.   In addition, the FCC has recently adopted rules that establish an “Equal Transaction Opportunity Rule” that bars discrimination with regard to race or gender in station transactions, and other rules to make certain changes in the FCC’s ownership rules and transaction practices designed to enhance the diversification of station ownership by new entrants and small businesses, including minority- and women-owned businesses, but the decision has not yet been released and the rules are not yet in effect.

The FCC has rules which concern the manner in which on-air contests conducted by a station are announced and conducted, requiring in general that the material rules and terms of the contest be broadcast periodically and that the contest be conducted substantially as announced.  The FCC issued a Notice of Apparent Liability proposing a $4,000 fine in connection with a contest run by one of our stations in Wichita, to which we have responded and denied any violation of the applicable rules.  The FCC is also investigating a contest conducted by one of our stations in Sacramento after which one of the participants died.  We are cooperating in this investigation.  Following a thorough investigation, the County prosecutor declined to file criminal charges and concluded that the station did not violate any criminal laws; a civil lawsuit is pending.

The FCC has adopted procedures that in general require the auction of broadcast spectrum in circumstances when two or more parties have applications for new radio facilities or for applications proposing major changes that are mutually-exclusive. Such procedures may limit our efforts to build new stations, or to modify or expand the broadcast signals of our existing stations.

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

Employees

As of February 11, 2008, we had a staff of 1,650 full-time employees and 693 part-time employees.  With respect to certain of our stations in our Kansas City and San Francisco markets, we are a party to collective bargaining agreements with the American Federation of Television and Radio Artists.  Approximately 13 employees are represented by these collective bargaining agreements. We believe that our relations with our employees are good.

Corporate Governance

Code Of Business Conduct And Ethics.  We have adopted a Code of Business Conduct and Ethics that applies to each of our employees including our principal executive officer and senior members of our finance department. Our Code of Business Conduct and Ethics can be found on the Corporate Governance page of our website located at www.entercom.com.  We will provide a paper copy of the Code of Business Conduct and Ethics upon any shareholder request.

Board Committee Charters.  Each of our Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee has a committee charter as required by the rules of the New York Stock Exchange.  These committee charters can be found on the Corporate Governance page of our website located at www.entercom.com.  We will provide a paper copy of any one or more of such charters upon any shareholder request.

Corporate Governance Guidelines.  New York Stock Exchange rules require our Board of Directors to establish certain Corporate Governance Guidelines.  These guidelines can be found on the Corporate Governance page of our website located at www.entercom.com.  We will provide a paper copy of our Corporate Governance Guidelines upon any shareholder request.

New York Stock Exchange CEO Certification.  On May 10, 2007, our Chief Executive Officer submitted to the New York Stock Exchange the “CEO Certification” required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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

Internet Address And Internet Access To Periodic And Current Reports

You can find more information about us at our Internet website located at www.entercom.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission, or SEC.  We will also provide a copy of our annual report on Form 10-K upon any written request by a shareholder.

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

The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies and services. These technologies and services, some of which are commercial free, include the following:

•                  personal digital audio devices (e.g., audio via WiFi, mobile phones, iPods®, WiMAX, the Internet and mp3® players);

•                  satellite delivered digital audio radio service, which has resulted in subscriber-based satellite radio services with numerous niche formats;

•                  audio programming by cable systems, direct broadcast satellite systems, personal communications systems, Internet content providers and other digital audio broadcast formats;

•                  HD Radio®, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

•                  low-power FM radio, which could result in additional FM radio broadcast outlets.

We cannot predict the effect, if any, that competition arising from new technologies or regulatory change may have on the radio broadcasting industry or on our financial condition and results of operations.

We Are Dependent On Federally Issued Licenses To Operate Our Radio Stations And Are Subject To Extensive Federal Regulation.

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

We must comply with extensive FCC regulations and policies in the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions and in certain circumstances could require us to divest some radio stations. The FCC’s rules governing our radio station operations impose costs on our operations, and changes in those rules could have an adverse effect on our business. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on us. Moreover, these FCC regulations and others may change over time, and we cannot be assured that those changes would not have a material adverse effect on us. The FCC has recently initiated an investigation into a contest at one of our stations where a contestant died after participating in the contest. We are currently the subject of several investigations by the FCC.

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

•                  impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate or other purposes; and

•                  increase our vulnerability to economic downturns, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.

As of December 31, 2007, $225 million was available under our current $1,050 million senior secured credit facility (“Bank Facility”) that matures on June 30, 2012 and is comprised of $650 million in revolving credit (“Revolver”) and a $400 million term loan (“Term A”). Moreover, under certain circumstances, we may need to modify or enter into a new credit agreement to close on any future acquisitions. We also may seek to obtain other funding or additional financing for any or all of the following transactions: (1) the acquisition of radio stations; (2) the full or partial redemption of our outstanding debt; (3) the payment of a dividend; and (4) the buyback of our Class A common stock. We have no assurances that we will be able to obtain other funding, additional financing or the approvals, if necessary, for any of these transactions. Any additional borrowings, which are subject to compliance at the time of each loan, would further increase the amount of our indebtedness and the associated risks.

The Covenants In Our Bank Facility And Our Senior Subordinated Notes Restrict Our Financial And Operational Flexibility.

Our Bank Facility and our Senior Subordinated Notes contain covenants that restrict, among other things, our ability to borrow money, make particular types of investments or other restricted payments, swap or sell assets, or merge or consolidate. An event of default under our Bank Facility or our Senior Subordinated Notes could allow the lenders to declare all amounts outstanding to be immediately due and payable. We have pledged substantially all of the stock or equity interests of our subsidiaries to secure the debt under our Bank Facility. If the amounts outstanding under the Senior Subordinated Notes were accelerated, the lenders could proceed against the equity interests of our subsidiaries. A default under our Senior Subordinated Notes could cause a default under our Bank Facility. Any event of default, therefore, could have a material adverse effect on our business. Our Bank Facility also requires us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by operating performance or other events beyond our control, and we cannot be assured that we will meet those ratios. We also may incur future debt obligations in connection with future acquisitions that might subject us to restrictive covenants that could affect our financial and operational flexibility or subject us to other events of default. The debt we incur in connection with future acquisitions may require us to modify or enter into a new credit agreement if certain covenants in our Bank Facility would be violated, subjecting us to an event of default.

The FCC Has Engaged In Vigorous Enforcement Of Its Indecency Rules Against The Broadcast Industry, Which Could Have A Material Adverse Effect On Our Business.

FCC regulations prohibit the broadcast of obscene material at any time and indecent material between the hours of 6:00 a.m. and 10:00 p.m. In the last several years, the FCC has enhanced its enforcement efforts relating to the regulation of indecency and has threatened on more than one occasion to initiate license revocation proceedings against a broadcast licensee who commits a “serious” indecency violation. Congress has dramatically increased the penalties for broadcasting obscene, indecent or profane programming, and these penalties may potentially subject broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast indecent material. In addition, the FCC’s heightened focus on the indecency regulatory scheme, against the broadcast industry generally, may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations. Several of our stations are currently subject to indecency-related inquiries and/or proposed fines at the FCC’s Enforcement Bureau as well as objections to our license renewals based on such inquiries and proposed fines, and we may in the future become subject to additional inquiries or proceedings related to our stations’ broadcast of obscene, indecent or profane material. To the extent that these inquiries or other proceedings result in the imposition of fines, a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, our results of operation and business could be materially adversely affected.

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

Because Of Our Holding Company Structure, We Depend On Our Subsidiaries For Cash Flow, And Our Access To This Cash Flow Is Restricted.

We operate as a holding company. All of our radio stations are currently owned and operated by our subsidiaries. Entercom Radio, LLC, our 100% owned finance subsidiary, is the borrower under our Bank Facility and our Senior Subordinated Debt. All of our station-operating subsidiaries and FCC license subsidiaries are subsidiaries of Entercom Radio, LLC.  Further, we guaranteed Entercom Radio, LLC’s obligations under the Bank Facility on a senior secured basis and under the Senior Subordinated Notes on an unsecured basis, junior to our Bank Facility.

As a holding company, our only source of cash to pay our obligations, including corporate overhead and other accounts payable, are distributions from our subsidiaries of their net earnings and cash flow. We currently expect that the net earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their debt obligations, before distributions are made to us. Even if our subsidiaries elect to make distributions to us, we cannot be assured that applicable state law and contractual restrictions, including the dividend covenants contained in our Bank Facility and Senior Subordinated Notes, would permit such dividends or distributions.

Our Chairman Of The Board And Our President And Chief Executive Officer Effectively Control Our Company, And Members Of Their Immediate Family Also Own A Substantial Equity Interest In Us. Their Interests May Conflict With Your Interest.

As of February 12, 2008, Joseph M. Field, our Chairman of the Board, beneficially owned 1,400,314 shares of our Class A common stock and 6,558,282 shares of our Class B common stock, representing approximately 62.9% of the total voting power of all of our outstanding common stock.  As of February 12, 2008, David J. Field, our President and Chief Executive Officer, one of our directors and the son of Joseph M. Field, beneficially owned 2,297,063 shares of our Class A common stock and 749,250 shares of our outstanding Class B common stock, representing approximately 9.6% of the total voting power of all of our outstanding common stock. Collectively, Joseph M. Field and David J. Field and other members of the Field family beneficially own all of our outstanding Class B common stock. Other members of the Field family and Trusts for their benefit also own shares of Class A common stock.

Shares of Class B common stock are transferable only to Joseph M. Field, David J. Field, certain of their family members or trusts for any of their benefit. Upon any other transfer, shares of our Class B common stock automatically convert into shares of our Class A common stock on a one-for-one basis. Shares of our Class B common stock are entitled to ten votes only when Joseph M. Field or David J. Field vote them, subject to certain exceptions when they are restricted to one vote. Joseph M. Field generally is able to control the vote on all matters submitted to the vote of shareholders and, therefore, is able to direct our management and policies, except with respect to those matters when the shares of our Class B common stock are only entitled to one vote and those matters requiring a class vote under the provisions of our articles of incorporation, bylaws or applicable law, including, without limitation, the election of the two Class A directors. Without the approval of Joseph M. Field, we will be unable to consummate transactions involving an actual or potential change of control, including transactions in which investors might otherwise receive a premium for their shares over then current market prices.

Future Sales By Joseph M. Field Or Members Of His Family Could Adversely Affect The Price Of Our Class A Common Stock.

The price for our Class A common stock could fall substantially if Joseph M. Field or members of his family sell large amounts of shares in the public market, including any shares of our Class B common stock (as described in the above paragraph) which are automatically converted to Class A common stock when sold.  These sales, or the possibility of such sales, could make it more difficult for us to raise capital by selling equity or equity-related securities in the future.

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

We Depend On Selected Market Clusters Of Radio Stations.

For the year ended December 31, 2007, we generated in excess of 50% of our net revenues in 6 of our 23 markets (Boston, Seattle, Portland, Sacramento, Kansas City and San Francisco). Accordingly, we may have greater exposure to adverse events or conditions that affect the economy in any of these markets, which could have a material adverse effect on our financial position and results of operations.

The Ownership Rules Effectively Decrease The Number Of Available Buyers For Any Radio Stations We Sell, Which May Have A Negative Impact On The Sales Price Of Radio Stations.

The continued existence of any cross-media rules could limit the number of prospective buyers in the market of any stations we may wish to sell.  The ownership rules also effectively prevent us from selling stations in a market to a buyer that has reached its ownership limit in the market.

Our Stock Price Could Be Volatile And Could Drop Unexpectedly.

Our Class A common stock has been publicly traded since January 29, 1999. The market price of our Class A common stock has been subject to fluctuations since the date of our initial public offering. The stock market has from time to time experienced price and volume fluctuations that have affected the market prices of public equities. As a result, the market price of our Class A common stock could materially decline, regardless of our operating performance.

The Loss Of Key Personnel Could Have A Material Adverse Effect On Our Business.

Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key executives. We believe that the loss of one or more of these individuals could have a material adverse effect on our business.

A Future Asset Impairment Of Our FCC Licenses And/Or Goodwill Could Cause Losses.

As of December 31, 2007, our FCC licenses and goodwill comprise 74.6% of our total assets. Annual impairment reviews required under Statement of Financial Accounting Standards (“ SFAS”) No. 142, “Goodwill and Other Intangible Assets,” may result in future impairment losses.

The Impact Of A Natural Disaster And Its Aftermath Could Have A Material Adverse Effect On Our Markets.

A natural disaster could adversely impact any of our markets. As an example, Hurricane Katrina and its aftermath impacted the operations of our six radio stations in New Orleans, Louisiana.

Our Failure To Comply Under The Sarbanes-Oxley Act of 2002 Could Cause A Loss Of Confidence In The Reliability Of Our Financial Statements.

We have undergone a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. This effort included documenting and testing our internal controls. As of December 31, 2007, we did not identify any material weaknesses in our internal controls as defined by the Public Company Accounting Oversight Board. A reported material weakness or the failure to meet the reporting deadline requirements of Section 404 could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. This loss of confidence could cause a decline in the market price of our stock.

ITEM 1B.                    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                 PROPERTIES

The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We typically lease our studio and office space, although we do own some of our facilities. Most of our studio and office space leases contain lease terms with expiration dates of five to fifteen years. A station’s studios are generally housed with its offices in downtown or business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We own many of our main transmitter/antenna sites and lease the remainder of our transmitter/antenna sites that contain lease terms that generally range from five to twenty years. The transmitter/antenna site for each station is generally located so as to provide maximum market coverage, consistent with the station’s FCC license. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required. We have approximately $12.2 million in aggregate annual minimum  rental commitments under real estate leases.  Many of these leases contain escalation clauses such as defined contractual increases or cost of living adjustments.

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

ITEM 3.                 LEGAL PROCEEDINGS

We currently and from time to time are involved in litigation incidental to the conduct of our business.  Except as disclosed herein, we are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on us.

On January 25, 2007, a wrongful death suit was filed against us relating to an on-air contest. The lawsuit seeks compensatory and unspecified punitive damages, which claims may not be fully covered by our insurance policy. The FCC has also initiated an investigation into this contest. We cannot comment at this time on the prospects for any outcome of these proceedings.

In connection with the FCC’s investigation of sponsorship identification practices at several media companies, on April 13, 2007, we entered into a settlement with the FCC in the form of a Consent Decree, and we paid $4.0 million, which amount was recorded in 2006 in our consolidated statements of operations under corporate general and administrative expenses. Our settlement with the FCC did not include any admission of any liability.

The Company could face increased costs in the form of fines and a greater risk that we could lose any one or more of our broadcasting licenses if the FCC concludes that programming broadcast by our stations was obscene, indecent or profane and such conduct warrants license revocation.  As of July 2007, the FCC’s authority to impose a fine for the broadcast of such material was increased to $325,000 for a single incident, with a maximum fine of up to $3.0 million for a continuing violation. In the past, the FCC has issued Notices of Apparent Liability and a Forfeiture Order with respect to several of our stations proposing fines for certain programming which the FCC deemed to have been indecent. These cases are the subject of pending administrative appeals. The FCC has also commenced several other investigations based on allegations received from the public that some of our stations broadcast indecent programming.  We have cooperated in these investigations, which remain pending. We estimate that the imposition of the proposed fines would not materially impact our financial position, results of operations or cash flows. For a further discussion, please refer to the risk factors described in Part I, Item 1A, “Risk Factors.”

On May 19, 2003, we acquired the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation (“Royce”) for a purchase price of $21.2 million in cash. We successfully secured the assets of KWOD-FM through court-ordered specific performance of the agreement. The order granting specific performance and ordering the transfer of the station and the court’s determination that we were entitled to $3.8 million in damages as an offset against the original $25.0 million purchase price are now final.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter 2007.

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

	Price Range
	High	Low
Calendar Year 2007
First Quarter	31.23	27.02
Second Quarter	29.49	23.68
Third Quarter	25.71	18.60
Fourth Quarter	21.91	13.55
Calendar Year 2006
First Quarter	31.06	27.57
Second Quarter	31.72	24.62
Third Quarter	26.40	22.15
Fourth Quarter	30.23	25.01

There is no established trading market for our Class B common stock, $.01 par value.

Holders

As of February 11, 2008, there were approximately 149 shareholders of record of our Class A common stock.  This number does not include the number of shareholders whose shares are held of record by a broker or clearing agency but does include each such brokerage house or clearing agency as one record holder.  Based upon available information, we believe we have approximately 7,532 beneficial owners of our Class A common stock.  There are 4 shareholders of record of our Class B common stock, $.01 par value, and no shareholders of record of our Class C common stock, $.01 par value.

Dividends

Since commencing the payment of dividends during the first quarter of 2006, the Board of Directors has continued to approve dividends on a quarterly basis. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration.

Share Repurchases

During 2007, we repurchased 2.2 million shares in the amount of $55.0 million at an average price of $25.28 per share.

Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or from time to time without prior notice.  As of February 12, 2008, $40.2 million remained authorized as available for repurchase.

The following table provides information on our repurchases during the quarter ended December 31, 2007:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs
October 1, 2007 - October 31, 2007 (1) (2)	288	$18.58	—	$40,213,471
November 1, 2007 - November 30, 2007 (1) (2)	—	$—	—	$40,213,471
December 1, 2007 - December 31, 2007 (1) (2)	—	$—	—	$40,213,471
Total	288		—

(1) On May 8, 2006, our Board of Directors announced the adoption of a plan to repurchase up to $100.0 million of our common stock (the “May 2006 Plan”). The May 2006 Plan was extended for another year by our Board of Directors on May 3, 2007 and expires on May 7, 2008. No repurchases were made under the Plan during the three months ended December 31, 2007.

(2) In connection with employee tax obligations related to the vesting of restricted stock units during the three months ended December 31, 2007 and in accordance with elections by certain employees, we are deemed to have purchased the shares withheld to satisfy the employees’ tax obligations in October 2007 of 288 shares at an average price of $18.58 per share.  These shares are included in the table above.

2006 Option Exchange Program

On June 5, 2006, we commenced a tender offer to certain employees and non-employee directors pursuant to which we offered such persons the opportunity to make a one-time election to exchange all of their outstanding stock options with exercise prices equal to or greater than $40.00 per share for a lesser number of shares of our restricted stock. The exchange ratio offered was fifteen-to-one such that, for each fifteen eligible options surrendered, the holder received one share of restricted stock. On July 7, 2006, we granted 0.3 million restricted stock units in exchange for 3.8 million options. We did not recognize any additional share-based compensation expense, as the fair value of the new shares was less than the fair value of the surrendered options. See Option Exchange Program in Note 14 in the accompanying notes to the consolidated financial statements.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2007, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Equity Compensation Plan Information as of December 31, 2007
	(a)	(b)	(c)
	Number of Shares	Weighted-Average	Number of Securities
	to be Issued Upon	Exercise	Remaining Available
	Exercise of	Price of	for Future Issuance
	Outstanding	Outstanding	Under Equity
	Options,	Options,	Compensation Plans
	Warrants	Warrants	(Excluding
Plan Category	and Rights	and Rights	Column (a)

Equity Compensation Plans Approved by Shareholders:
Employee Stock Purchase Plan			1,681,847
Entercom Equity Compensation Plan (1)	2,344,100	$29.74	1,587,976

Equity Compensation Plans Not Approved by Shareholders
None			—

Total	2,344,100		3,269,823

(1) Under the Entercom Equity Compensation Plan (“Plan”), the Company is authorized to issue up to 10.0 million shares of Class A common stock, which amount is increased by 1.5 million shares on January 1 of each year, or a lesser number as may be determined by the Company’s Board of Directors.  As a result of a March 23, 2006 amendment to the Plan in connection with our Option Exchange Program (the “OEP”) as described in Note 14 in the accompanying consolidated financial statements, the number of shares that can be issued under the Plan was effectively reduced by 3.6 million. In addition, on November 13, 2007 and on November 16, 2006, the Company’s Board of Directors determined that no additional shares would be added to the Plan on January 1, 2008 and on January 1, 2007, respectively. As of December 31, 2007, 1.6 million shares are available for future grant.

For a description of our equity compensation plans, please refer to Note 14 in the accompanying notes to the consolidated financial statements.

Performance Graph

The following Comparative Stock Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference.  This Comparative Stock Performance Graph is being furnished with this Form 10-K and shall not otherwise be deemed filed under such acts.

The following line graph compares the cumulative 5-year total return provided to shareholders on our Class A common stock relative to the cumulative total returns of the S & P 500 index and the S & P Broadcasting & Cable TV index.  An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each of the indexes on 12/31/2002 and its relative performance is tracked through 12/31/2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

*$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.  Fiscal year ending December 31.

	Cumulative Total Return
	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007

Entercom Communications Corp.	$100.00	$112.87	$76.49	$63.24	$63.57	$33.13
S & P 500	100.00	128.68	142.69	149.70	173.34	182.87
S & P Broadcasting & Cable TV	100.00	137.58	125.34	104.62	150.65	116.36

ITEM 6.   SELECTED FINANCIAL DATA

The selected financial data below as of and for the years ended December 31, 2003 through 2007 were derived from our audited consolidated financial statements. The selected financial data for the years ended December 31, 2007, 2006 and 2005 and balance sheets as of December 31, 2007 and 2006 are qualified by reference to, and should be read in conjunction with, the corresponding audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report. The selected financial data for the years ended December 31, 2004 and 2003 and the balance sheets as of December 31, 2005, 2004 and 2003 are derived from financial statements not included herein. Our financial results are not comparable from year to year due to our acquisitions and dispositions of radio stations. In the table that follows, we have acquired several radio stations in each of the years presented (other than in 2006 when we acquired one radio station). In addition, prior year amounts have been reclassified for discontinued operations as discussed in Note 16 to the accompanying consolidated financial statements.

SELECTED FINANCIAL DATA

(amounts in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005	2004	2003

Operating Data:
Net revenues	$468,351	$439,629	$431,799	$422,826	$400,470
Operating (income) expenses:
Station operating expenses, including non-cash compensation expense	283,541	259,630	247,647	244,174	231,625
Depreciation and amortization	16,631	15,812	16,660	15,861	14,676
Corporate G & A expenses, including non-cash compensation expense	28,888	33,794	18,868	15,711	14,433
Impairment loss	84,037	—	—	—	—
Net time brokerage agreement fees (income)	14,001	2,766	(13)	781	1,636
Net (gains) loss on sale of assets	(647)	1,280	(5,873)	1,221	(2,118)
Expenses related to a natural disaster	—	—	1,697	—	—
Total operating (income) expenses	426,451	313,282	278,986	277,748	260,252
Operating income	41,900	126,347	152,813	145,078	140,218
Other (income) expense:
Interest expense, including amortization of deferred financing costs	51,183	44,173	29,925	21,560	20,515
Financing cost of Company-obligated mandatorily redeemable
convertible preferred securities of subsidiary holding solely convertible debentures of the Company	—	—	—	—	2,020
Interest income and dividend income from investments	(740)	(823)	(396)	(235)	(505)
Other Income	(895)
Loss on early extinguishment of debt	458	—	—	1,387	3,795
Net (gain) loss on investments	(245)	—	(2,819)	176	158
Net gain on derivative instruments	(162)	(446)	(1,327)	(1,215)	(961)
Total other expense	49,599	42,904	25,383	21,673	25,022
Income (loss) from continuing operations before income taxes	(7,699)	83,443	127,430	123,405	115,196
Income taxes	695	35,596	49,164	47,843	43,426
Income (loss) from continuing operations	(8,394)	47,847	78,266	75,562	71,770
Discontinued operations, net of taxes	37	134	95	72	10
Net income (loss)	$(8,357)	$47,981	$78,361	$75,634	$71,780

Net Income (Loss) Per Common Share - Basic:
Income (loss) from continuing operations	$(0.22)	$1.20	$1.70	$1.51	$1.41
Discontinued operations, net of taxes	—	—	—	—	—
Net income (loss) per common share - basic	$(0.22)	$1.20	$1.70	$1.51	$1.41

Net Income (Loss) Per Common Share - Diluted:
Income (loss) from continuing operations	$(0.22)	$1.19	$1.70	$1.50	$1.39
Discontinued operations, net of taxes	—	—	—	—	—
Net income (loss) per common share - diluted	$(0.22)	$1.19	$1.70	$1.50	$1.39

SELECTED FINANCIAL DATA

(amounts in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005	2004	2003
Weighted average shares - basic	38,230	39,973	46,045	50,215	50,962
Weighted average shares - diluted	38,230	40,205	46,221	50,534	51,608

Cash Flows Data:
Cash flows related to:
Operating activities	$93,492	$101,583	$136,552	$131,482	$130,366
Investing activities	(273,876)	(45,146)	(38,618)	(107,911)	(105,078)
Financing activities	180,534	(61,713)	(93,709)	(27,619)	(101,987)

Other Data:
Dividends declared and paid per Class A and Class B common share	$1.52	$1.52	$—	$—	$—

	December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$10,945	$10,795	$16,071	$11,844	$15,894
Intangibles and other assets	1,452,598	1,524,018	1,491,812	1,455,205	1,359,904
Investment in deconsolidated subsidiaries and assets held for sale	250,936	—	—	—	—
Total assets	1,919,352	1,733,258	1,697,758	1,667,961	1,577,052
Senior debt, including current portion	823,718	526,239	427,259	333,276	244,043
Senior subordinated notes	150,000	150,000	150,000	150,000	150,000
Deferred tax liabilities and other long-term liabilities	249,499	237,621	199,846	162,846	124,961
Total shareholders’ equity	660,767	777,092	885,715	996,073	1,031,610

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the five largest radio broadcasting companies in the United States, based on revenues. We operate a nationwide portfolio of 111 radio stations in 23 markets (based upon completion of pending acquisitions and dispositions), including San Francisco, Boston, Seattle, Denver, Sacramento, Portland, Indianapolis, Kansas City, Milwaukee, Austin, Norfolk, Buffalo, New Orleans, Memphis, Providence, Greensboro, Greenville/Spartanburg, Rochester, Madison, Wichita, Wilkes-Barre/Scranton, Springfield and Gainesville/Ocala.

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

In 2007, we generated 75% of our net revenues from local advertising, which is sold primarily by each individual local radio station’s sales staff, and 21% from national advertising, which is sold by independent advertising sales representatives. We generated the balance of our 2007 revenues principally from sales on our stations’ websites, network compensation, promotional activities and rental income from tower sites. Our most significant station operating expenses are employee compensation, and programming and promotional expenses.

Several factors may adversely affect a radio broadcasting company’s performance in any given period. In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. Typically, revenues are lowest in the first calendar quarter of the year.

As opportunities arise, we may, on a selective basis, change or modify a station’s format due to changes in listeners’ tastes or changes in a competitor’s format. This could have an immediate negative impact on a station’s ratings and/or revenues, and there are no guarantees that the modification or change will be beneficial at some future time. Our management is continually focused on these opportunities as well as the risks and associated uncertainties. We believe that the diversification of formats on our stations helps to insulate us from the effects of changes in the musical tastes of the public. We strive to develop compelling content and strong brand images to maximize audience ratings that are crucial to our stations’ financial success.

You should read the following discussion and analysis of our financial condition and results in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the year ended December 31, 2007 as compared to the year ended December 31, 2006 and a discussion of the year ended December 31, 2006 as compared to the year ended December 31, 2005.  Our results of operations for the relevant periods: (i) include net revenues and station operating expenses from stations we own; (ii) include net revenues and station operating expenses generated by stations that we operate pursuant to time brokerage agreements (“TBA”) prior to acquiring the stations; and (iii) exclude net revenues and station operating expenses generated by stations that we own or will acquire, but that third parties operate pursuant to TBAs pending disposition to such third parties

Under the heading “Same Station Considerations”, we evaluate net revenues, station operating expenses and operating income by comparing the performance of stations owned or operated by us throughout a relevant year to the performance of those same stations in the prior year whether or not owned or operated by us. We use these comparisons to assess the effect of acquisitions and dispositions of stations on our operations throughout the periods measured.

Results Of Operations

Year ended December 31, 2007 compared to the year ended December 31, 2006

The following significant factors affected our results of operations for the year ended December 31, 2007 as compared to the prior year:

Acquisitions

•                  On December 10, 2007 we acquired WVEI-FM (formerly WBEC-FM), a station in Springfield, Massachusetts for $5.8 million in cash. We began operating this station on February 10, 2006 under a TBA, by simulcasting the format of WEEI-AM (a radio station owned and operated by us in the Boston, Massachusetts market). The impact to 2007 was an increase in our net revenues, station operating expenses, depreciation and amortization expense and interest expense.

•                  On December 5, 2007, we completed an exchange transaction with Cumulus Media Partners, LLC (“Cumulus”) pursuant to which we acquired a Cincinnati, Ohio radio station, WSWD-FM, in exchange for another Cincinnati, Ohio radio station, WGRR-FM (which we acquired from CBS Radio Stations Inc. (“CBS”) as described below). On November 1, 2006, each party began operating the other party’s respective radio station under a TBA.  Subsequently, on February 26, 2007, Bonneville International Corporation (“Bonneville”) began operating WSWD-FM under a TBA. For 2007, the operation of WSWD-FM by us increased our net revenues and decreased our station operating expenses.

•                  On November 30, 2007, we acquired from CBS four radio stations in Austin, Texas, and three radio stations in Memphis, Tennessee for $101.0 million in cash. We began operating these stations on November 1, 2006 under a TBA. For 2007, the operation and subsequent acquisition of these stations increased our net revenues, station operating expenses, depreciation and amortization expense, TBA expense and interest expense.

•                  On November 30, 2007, we acquired from CBS four radio stations in Cincinnati, Ohio for $119.0 million in cash. From November 1, 2006 through February 25, 2007, we operated three of these stations under a TBA.  On February 26, 2007, Bonneville began operating the same three stations under a TBA with us. During the period we operated and subsequently acquired these stations, for 2007, our net revenues and our station operating expenses decreased and our TBA expense and interest expense increased.

•                  On November 30, 2007, we acquired from CBS four stations in Rochester, New York for $42.0 million in cash For 2007, the acquisition of these stations resulted in an increase to our net revenues, station operating expenses, depreciation and amortization expense and interest expense.

•                  On February 26, 2007, in connection with our pending radio station exchange with Bonneville, we began operating three radio stations in San Francisco, California under a TBA agreement. In 2007, the operation of these stations increased our net revenues and station operating expenses.

•                  On December 29, 2006 we acquired WKAF-FM (formerly WILD-FM) in Boston, Massachusetts, for $30.0 million in cash,. We began operating this station on August 21, 2006 under a TBA by simulcasting the format of WAAF-FM (another radio station owned and operated by us in this market). For 2007, the operation and subsequent acquisition of this station resulted in an increase in our net revenues, station operating expenses, depreciation and amortization, and interest expense.

Dispositions

•                  We recognized as discontinued operations three stations in Rochester, New York, that required us to conform the prior years’ financial statements to the current year’s presentation.

•                  On February 26, 2007, in connection with our pending radio station exchange with Bonneville, Bonneville began operating three of our seven Seattle, Washington, radio stations, under a TBA with us. In 2007, our cessation of operation of these stations decreased our net revenues, station operating expenses and depreciation and amortization expense and increased our TBA income.

•                  On February 26, 2007, a buyer began operating KLQB-FM (formerly KXBT-FM), Austin, Texas, under a TBA (a station we began operating on November 1, 2006 under a TBA agreement with CBS). For 2007, our cessation of operation of this station decreased our net revenues and station operating expenses and increased our TBA income.

•                  On February 1, 2007, a buyer began operating KTRO-AM (formerly KKSN-AM), Portland, Oregon, under a TBA. For 2007, our cessation of operation of this station decreased our net revenues, station operating expenses, depreciation and amortization expense and increased our TBA income.

Financing

•                  On June 18, 2007, we entered into a new credit facility that resulted in the recognition of a $0.5 million loss on the early extinguishment of debt related to the write-off of deferred financing costs.

•                  Our interest expense increased due to additional interest expense on increased borrowings under our current and former senior credit facilities used to finance: (i) the payment of quarterly cash dividends to our shareholders that commenced during the first quarter of 2006; (ii) the repurchase of our stock; and (iii) radio station acquisitions during the fourth quarters of 2007 and 2006.

Other

•                  In connection with our review of our FCC licenses under the provisions of SFAS No. 142, we recorded an impairment loss of $38.7 million in the consolidated statements of operations for the year ended December 31, 2007. One of the contributing factors that caused the impairment loss was a decrease in forecasted growth of advertising for the radio industry. In addition, the impairment loss recorded for the broadcasting licenses in New Orleans was primarily due to the longer-than-expected economic recovery of the city after Hurricane Katrina.

•                  In the second quarter of 2007, we recorded a non-cash impairment loss of $45.3 million, with respect to our Denver market, in connection with our review of goodwill under the provisions of  SFAS No. 142. A contributing factor to the impairment was a decline in the aggregate advertising dollars in the Denver market and its affect on our operations. The amount of the goodwill impairment was negatively impacted by an increase in the fair value of our FCC broadcasting licenses in the Denver market. Without this increase in the fair value of the FCC broadcasting licenses, the goodwill impairment would have been less than $45.3 million.

•                  In 2006, we reflected $9.4 million in corporate general and administrative expenses relating to an investigation by and settlement with the New York Attorney General (“NYAG”) plus a reserve for an investigation by the FCC.

•                  During the first quarter of 2007, we recorded a discrete income tax expense adjustment of $2.9 million as we commenced operations in 2007 in states which on average have higher income tax rates than in states in which we previously operated.

•                  Non-cash compensation expense increased in 2007 as we granted equity awards in 2007 and in 2006 (due to the acceleration of most unvested out-of-the-money options prior to the adoption of SFAS No. 123R on January 1, 2006, our non-cash compensation expense in 2007 and in 2006 was not impacted by the expense recognition requirements for most of our options granted prior to January 1, 2006).

Net Revenues:

	December 31, 2007	December 31, 2006
	(dollars in millions)
Net Revenues	$468.4	$439.6
Amount of Change	$28.8
Percentage Change	6.6%

Our overall increase in net revenues during 2007 was primarily due to our commencement of operations: (1) on November 1, 2006 in the Austin and Memphis markets under a TBA; (2) on February 26, 2007, in the San Francisco market under a TBA; and (3) on December 1, 2007 upon the acquisition of four stations in the Rochester market. This increase was partially offset by the decrease in net revenues due to the commencement of operations by other parties under TBAs on: (i) February 26, 2007 for three of our seven Seattle stations; (ii) February 26, 2007 for a station in the Austin market; and (iii) February 1, 2007 for one of our seven Portland stations.  Austin and San Francisco were new markets for our operations.  Due to the exit by us from the Cincinnati market on February 26, 2007, which was a new market for us in 2006, our net revenues decreased in 2007 as compared to 2006. Our performance was affected by a challenging and varied advertising environment, as we experienced increases in net revenues for many of our radio stations in markets such as Boston, Seattle and Indianapolis, partially offset by decreases in net revenues for many of our radio stations in markets such as Greenville, Norfolk and Sacramento.

Same Station Considerations:

•              Net revenues in 2007 would have been lower by $38.6 million if we had adjusted net revenues to give effect to acquisitions and dispositions of radio stations as of January 1, 2007.

•              Net revenues in 2006 would have been lower by $11.2 million if we had adjusted net revenues to give effect to acquisitions and dispositions of radio stations as of January 1, 2006.

Station Operating Expenses:

	December 31, 2007	December 31, 2006
	(dollars in millions)
Station Operating Expenses	$283.5	$259.6
Amount of Change	$23.9
Percentage Change	9.2%

The increase in station operating expenses was primarily due to: (1) our commencement of operations: (a) on November 1, 2006 in the Austin and Memphis markets under a TBA; (b) on February 26, 2007, in the San Francisco market under a TBA; and (c) on December 1, 2007 upon the acquisition of four stations in the Rochester market; (2) an increase in rights fees in the first year of a recently renewed ten-year sports rights agreement with the Boston Red Sox; (3) an increase in non-cash compensation expense of $1.2 million; and (4) the effects of inflation. This increase was offset by the decrease in station operating expenses resulting from the commencement of operations by other parties under TBAs on: (i) February 26, 2007 for three of our seven stations in the Seattle market; (ii) February 26, 2007 for one of our four stations in the Austin market; and (iii) February 1, 2007 for one of our seven stations in the Portland market.  Due to the exit by us from the Cincinnati market in 2007, which was a new market for us in 2006, our station operating expenses decreased in 2007 as compared to 2006.

Same Station Considerations:

•                  Station operating expenses for 2007 would have been lower by $23.0 million if we had adjusted station operating expenses to give effect to acquisitions and dispositions of radio stations as of January 1, 2007.

•      Station operating expenses for 2006 would have been lower by $6.9 million if we had adjusted station operating expenses to give effect to acquisitions and dispositions of radio stations as of January 1, 2006.

Depreciation And Amortization Expenses:

	December 31, 2007	December 31, 2006
	(dollars in millions)
Depreciation and Amortization Expenses	$16.6	$15.8
Amount of Change	$0.8
Percentage Change	5.1%

Depreciation and amortization expenses increased in the fourth quarter of 2007 as we consummated $268.3 million in acquisitions with certain assets subject to amortization and depreciation.

Corporate General And Administrative Expenses:

	December 31, 2007	December 31, 2006
	(dollars in millions)
Corporate General and Administrative Expenses	$28.9	$33.8
Amount of Change	$(4.9)
Percentage Change	(14.5)%

The decrease in corporate general and administrative expenses was primarily due to the recognition of certain expenses in 2006 of: (1) $9.4 million relating to an investigation by and settlement with the NYAG, plus a reserve for an investigation by the FCC; and (2) $1.2 million from the write-off of transaction costs during the first quarter of 2006 that were associated with an acquisition that did not materialize. The decrease in corporate general and administrative expenses was partially offset by: (i) legal costs of $1.6 million associated with the legal proceedings described in Part I, Item 3, “Legal Proceedings”; (ii) an increase in non-cash compensation expense of $1.6 million for equity awards we granted in 2007 and in 2006 (due to the acceleration of most unvested out-of-the-money options prior to the adoption of SFAS No. 123R on January 1, 2006, our non-cash compensation expense in 2007 and in 2006 was not impacted by the expense recognition requirements for most of our options granted prior to January 1, 2006); (iii) the addition in 2007 of several corporate positions; and (iv) the effects of inflation.

Operating Income:

	December 31, 2007	December 31, 2006
	(dollars in millionAs)
Operating Income	$41.9	$126.3
Amount of Change	$(84.4)
Percentage Change	(66.8)%

The decrease in operating income was primarily due to: (1) the impairment loss totaling $84.0 million for the year ended December 31, 2007 (for further discussion, please see Note 3 in the accompanying consolidated financial statements); and (2) an increase in TBA fees primarily associated with the CBS transaction. This decrease in operating income was partially offset by: (i) a decrease in corporate general and administrative expenses for the reasons described under Corporate General and Administrative Expenses; (ii) an increase in net revenues for the reasons described above under Net Revenues, net of an increase in station operating expenses for the reasons described above under Station Operating Expenses; and (iii) a net gain on sale or disposal of assets of $0.6 million for the year ended December 31, 2007 from a loss of $1.3 million for the year ended December 31, 2006, primarily related to the recovery in 2007 of insurance proceeds.

Same Station Considerations:

•              Operating income in 2007 would have been lower by $15.6 million if we had adjusted operating income to give effect to acquisitions and dispositions of radio stations (exclusive of depreciation and amortization expenses and TBA fees, where applicable).

•              Operating income in 2006 would have been lower by $4.3 million if we had adjusted operating income to give effect to acquisitions and dispositions of radio stations (exclusive of depreciation and amortization expenses and TBA fees, where applicable).

Interest Expense:

	December 31, 2007	December 31, 2006
	(dollars in millions)
Interest Expense	$51.2	$44.2
Amount of Change	$7.0
Percentage Change	15.8%

The increase in interest expense was primarily attributable to higher average outstanding debt under our senior credit agreement used to finance: (1) the repurchase of our common stock in the amount of $55.0 million during the year ended December 31, 2007 and $100.5 million for the year ended December 31, 2006; (2) quarterly dividend payments that commenced during the first quarter of 2006; and (3) the acquisition of radio station assets in several markets for $268.3 million during the fourth quarter of 2007 and $30.0 million during the fourth quarter of 2006. The increase in interest expense was partially offset by a decrease in borrowing costs in 2007 related to the refinancing of our senior credit agreement during the second quarter of 2007.

Income (Loss) From Continuing Operations Before Income Taxes:

	December 31, 2007	December 31, 2006
	(dollars in millions)
Income (Loss) From Continuing Operations Before Income Taxes	$(7.7)	$83.4
Amount of Change	$(91.1)
Percentage Change	(109.2)%

The decrease in income (loss) from continuing operations before income taxes to a loss from continuing operations before income taxes was mainly attributable to: (1) a decrease in operating income of $84.4 million due to the factors described above under Operating Income; and (2) an increase in interest expense of $7.0 million for the reasons described above under Interest Expense.

Income Taxes:

	December 31, 2007	December 31, 2006
	(dollars in millions)
Income Tax	$0.7	$35.6
Amount of Change	$(34.9)
Percentage Change	(98.0)%

The decrease in income taxes is primarily the result of a deferred tax benefit of $33.0 million that was associated with a goodwill and FCC license impairment loss of $84.0 million for the year ended December 31, 2007 as described above under Operating Income. Income tax expense as a percentage of income (loss) from continuing operations before income taxes was 9.0% in 2007 as compared to 42.7% in 2006.  If we were to exclude the impairment loss and discrete items of tax in 2007, our income tax expense as a percentage of income from continuing operations would have been similar to the rate in 2006.

The income tax rate of 9.0% on a loss from continuing operations before tax for 2007 was negatively impacted by discrete items of tax, such as: (1) a $2.9 million increase in taxes due to the commencement of operations in 2007 in states that on average have higher income tax rates than states in which we previously operated and the resulting effect on previously reported temporary differences between the tax and financial reporting bases of our assets and liabilities; (2) the effect of permanent differences between income subject to income tax for book and tax purposes (3) limits on the deduction of certain compensation expense for select employees; (4) income taxes in certain states where the states’ current taxable income is dependent on factors other than our consolidated net income; and (5) the effect of recording changes in our FIN 48 liabilities for interest and penalties, subsequent to adoption of FIN 48 on January 1, 2007. The effective tax rate in 2007 was favorably impacted by a deferred tax asset of $0.5 million (net of a valuation allowance of $0.7 million) from a state income tax credit that resulted from the relocation of certain studio facilities in that state.

Including the tax effect of income from discontinued operations, (1) for the year ended December 31, 2007, the current and deferred portions of our income tax expense were a tax benefit of $8.9 million and a tax expense of $9.6 million, respectively; and (2) for the year ended December 31, 2006, the current and deferred portions of our income tax expense were a tax benefit of $0.3 million and an income tax expense of $36.0 million, respectively.

We estimate that our annual tax rate for 2008, which may fluctuate from quarter to quarter, will be in the low 40% range. We estimate that our rate in 2008 will be affected primarily by: (1) changes in the level of income in any of our taxing jurisdictions; (2) adding facilities in states that on average have higher or lower income tax rates than states in which we currently operate and its effect on previously reported temporary differences between the tax and financial reporting bases of our assets and liabilities; (3) the effect of recording changes in our FIN 48 liabilities; and (4) the limitations on the deduction of cash and certain non-cash compensation expense for certain key employees.  Our effective tax rate may also be materially impacted by: (i) regulatory changes in certain states in which we operate; (ii) changes in the expected outcome of tax audits; (iii) changes in the estimate of expenses that are not deductible for tax purposes; and (iv) changes in the deferred tax valuation allowance.

Our net non-current deferred tax liabilities were $235.6 million and $229.2 million as of December 31, 2007 and 2006, respectively. The deferred tax liability primarily relates to differences between book and tax bases of our FCC licenses. Under the provisions of SFAS No. 142, we do not amortize our FCC licenses for financial statement purposes, but instead test them annually for impairment. Since our FCC licenses are amortized for tax purposes, our deferred tax liability will increase over time. We do not expect the significant portion of our deferred tax liability to reverse unless: (1) our FCC licenses become impaired; or (2) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire Company in a taxable transaction.  Due to the impairment loss in 2007, our deferred tax liabilities decreased by $33.0 million.

Income(Loss) From Continuing Operations:

	December 31, 2007	December 31, 2006
	(dollars in millions)
Income (Loss) from Continuing Operations	$(8.4)	$47.8
Amount of Change	$(56.2)
Percentage Change	(117.6)%

The decrease in income (loss) from continuing operations was primarily attributable to the reasons described above under Income (Loss) From Continuing Operations Before Income Taxes, net of income tax expense.

Year ended December 31, 2006 compared to the year ended December 31, 2005

The following significant factors affected our results of operations for the year ended December 31, 2006 as compared to the prior year:

Acquisitions

•                  On December 29, 2006, we purchased WKAF-FM (formerly WILD-FM) in Boston, Massachusetts, which we began operating on August 21, 2006 under a time brokerage agreement by simulcasting the format of WAAF-FM (another radio station owned and operated by us in this market). For 2006, the operation of this station increased station operating expenses.

•                  On November 1, 2006, we began operating four radio stations in Austin, Texas and three radio stations in Memphis, Tennessee under a TBA with CBS. For 2006, the operation of these stations increased net revenues, station operating expenses and TBA fees.

•                  On November 1, 2006, we entered into an exchange agreement with Cumulus pursuant to which we operated a Cincinnati, Ohio radio station, WSWD-FM, under a TBA with Cumulus and Cumulus operated a Cincinnati, Ohio radio station, WGRR-FM, under a TBA with us.  Under the CBS Cincinnati transaction as described below, we never operated WGRR-FM pursuant to the CBS TBA. For 2006, the operation of WSWD-FM by us increased our net revenues and station operating expenses.

•                  On November 1, 2006, we began operating three of four radio stations in Cincinnati, Ohio under a TBA with CBS.  During the period we operated these three stations, for 2006, our net revenues, station operating expenses and TBA fees increased.

•                  On October 7, 2005, we acquired for $45.0 million in cash, three radio stations in Greenville, South Carolina, which in 2006 increased our net revenues, station operating expenses, depreciation and amortization, and interest expense.

Dispositions

•                  We recognized in 2007 as discontinued operations three stations in Rochester, New York, that required us to conform the 2006 financial statements to the current year’s presentation.

•                  On October 6, 2005, we sold for $6.7 million three radio stations in Greenville, South Carolina, which in 2006 decreased our net revenues, station operating expense, depreciation and amortization and interest expense and, in 2005, increased gains on sale of assets by $1.0 million.

•                  On March 31, 2005, we sold for $2.2 million four radio stations in Longview, Washington, that the buyer began operating on November 15, 2004 under a TBA. For 2006, the cessation of operation of these stations decreased depreciation and amortization expense and interest expense.

•                  On January 21, 2005, we sold for $6.0 million a radio station in Seattle, Washington, that the buyer began operating on December 12, 2004 under a TBA. For 2006, the cessation of operation of this station decreased depreciation and amortization expense and interest expense and, in 2005, increased gains on sale of assets by $5.5 million.

Financing

•                  In 2006, we paid quarterly cash dividends to our shareholders in the collective amount of $60.4 million, which in 2006 increased our interest expense due to increased borrowings and increased borrowing costs under our senior credit facility to finance the payment of the dividends.

•                  Under our authorized share repurchase programs, we repurchased shares of our Class A common stock in the amount of $100.5 million in 2006 and in the amount of $188.4 million in 2005, which in 2006 increased our interest expense due to increased borrowings and increased borrowing costs under our senior credit facility to finance the repurchase of our stock.

Other

•                  In 2006, we reflected $9.4 million in corporate general and administrative expenses relating to an investigation by and settlement with the NYAG plus a reserve for an investigation by the FCC.

•                  On January 1, 2006, we adopted a new accounting standard which required the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchase plan purchases based on estimated fair values, which in 2006 increased our station operating expenses and corporate general and administrative expenses.

Net Revenues:

	December 31, 2006	December 31, 2005
	(dollars in millions)
Net Revenues	$439.6	$431.8
Amount of Change	$7.8
Percentage Change	1.8%

Contributing to our overall increase in net revenues was the commencement of certain radio station operations in the Austin, Memphis and Cincinnati markets on November 1, 2006 under TBAs and the acquisition of three Greenville radio stations in October 2005. This increase in net revenues was offset by decreases in net revenues for many radio stations, with the largest declines experienced in Denver, Indianapolis, Milwaukee and Norfolk.

Same Station Considerations:

•              Net revenues in 2006 would have been lower by $7.1 million if we had adjusted net revenues to give effect to acquisitions and dispositions of radio stations as of January 1, 2006.

•              Net revenues in 2005 would have been higher by $4.4 million if we had adjusted net revenues to give effect to acquisitions and dispositions of radio stations as of January 1, 2005.

Station Operating Expenses:

	December 31, 2006	December 31, 2005
	(dollars in millions)
Station Operating Expenses	$259.6	$247.6
Amount of Change	$12.0
Percentage Change	4.8%

The increase in station operating expenses in 2006 was primarily due to: (1) the commencement of certain radio station operations in the Austin, Memphis and Cincinnati markets on November 1, 2006 under TBAs; (2) a correlating increase in station operating expenses associated with the net increase in net revenues as described under Net Revenues; (3) the acquisition in October 2005 of three stations in our Greenville market; and (4) the effects of inflation.

Same Station Considerations:

•              Station operating expenses for 2006 would have been lower by $5.8 million if we had adjusted station operating expenses to give effect to acquisitions and dispositions of radio stations as of January 1, 2006.

•              Station operating expenses for 2005 would have been higher by $2.4 million if we had adjusted station operating expenses to give effect to acquisitions and dispositions of radio stations as of January 1, 2005.

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

Operating Income:

	December 31, 2006	December 31, 2005
	(dollars in millions)
Operating Income	$126.3	$152.8
Amount of Change	$(26.5)
Percentage Change	(17.3)%

The decrease in operating income was primarily due to: (1) an increase in station operating expenses of $12.0 million for the reasons described above under Station Operating Expenses; (2) an increase in corporate general and administrative expenses of $14.9 million, due to the reasons described above under Corporate General And Administrative Expenses; (3) a decrease in net gain on sale or disposal of assets of $7.2 million due to a net loss on sale or disposal of assets of $1.3 million for the year ended December 31, 2006 as compared to a net gain on sale or disposal of assets of $5.9 million for the year ended December 31, 2005, primarily due to the sale in 2005 of a radio station in Seattle that resulted in a gain on sale of assets of $5.5 million; and (4) an increase of $2.8 million in TBA fees in connection with the commencement of operations of stations in Austin, Cincinnati and Memphis on November 1, 2006 under TBAs.

Same Station Considerations:

•              Operating income in 2006 would have been lower by $1.3 million if we had adjusted operating income to give effect to acquisitions and dispositions of radio stations (exclusive of depreciation and amortization expenses and TBA fees, where applicable).

•              Operating income in 2005 would have been higher by $2.0 million if we had adjusted operating income to give effect to acquisitions and dispositions of radio stations as of January 1, 2005 (exclusive of depreciation and amortization expenses, where applicable).

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

Income (Loss) From Continuing Operations Before Income Taxes:

	December 31, 2006	December 31, 2005
	(dollars in millions)
Income (Loss) From Continuing Operations Before Income Taxes	$83.4	$127.4
Amount of Change	$(44.0)
Percentage Change	(34.5)%

The decrease in income (loss) from continuing operations before income taxes was mainly attributable to: (1) a decrease in operating income of $26.5 million due to the factors described above under Operating Income; (2) an increase in interest expense of $14.3 million for the reasons described above under Interest Expense; and (3) a decrease of $2.8 million in gain on investments due to the sale of certain investments during the year ended December 31, 2005.

Income Taxes:

	December 31, 2006	December 31, 2005
	(dollars in millions)
Income Taxes	$35.6	$49.2
Amount of Change	$(13.6)
Percentage Change	(27.6)%

The decrease in income taxes is primarily a result of a decrease in income (loss) from continuing operations before income taxes.  Income tax expense as a percentage of income (loss) from continuing operations before income taxes was 42.7% in 2006 as compared to 38.6% in 2005. The increase in our effective tax rate was primarily attributable to: (1) the impact of limitations on deductibility for tax purposes of certain expenses associated with a reserve for an investigation by the FCC; (2) the impact of limitations on deductibility for tax purposes of share-based compensation for certain key employees; and (3) an increase in our valuation allowances and contingencies. This increase was partially offset by: (a) changes in apportioned income to the states in which we operate; and (b) federal income tax credits from the effect of Hurricane Katrina.

Including the tax effect of income from discontinued operations, (1) for the year ended December 31, 2006, the current and deferred portions of our income tax expense were a tax benefit of $0.3 million and a tax expense of $36.0 million, respectively; and (2) for the year ended December 31, 2005, the current and deferred portions of our income tax expense were an income tax expense of $11.8 million and $37.4 million, respectively.

Our net non-current deferred tax liabilities were $229.2 million and $192.8 million as of December 31, 2006 and December 31, 2005, respectively. The deferred tax liability primarily relates to differences between book and tax bases of our FCC licenses. Under the provisions of SFAS No. 142, we do not amortize our FCC licenses for financial statement purposes, but instead test them annually for impairment. Since our FCC licenses are amortized for tax purposes, our deferred tax liability will increase over time. We do not expect the significant portion of our deferred tax liability to reverse unless: (1) our FCC licenses become impaired; or (2) our FCC licenses are sold for cash, which would typically occur only in connection with the sale of the assets of a station or groups of stations or the entire Company in a taxable transaction.

Income (Loss) From Continuing Operations:

	December 31, 2006	December 31, 2005
	(dollars in millions)
Income (Loss) From Continuing Operations	$47.8	$78.3
Amount of Change	$(30.5)
Percentage Change	(39.0)%

The decrease in income (loss) from continuing operations was primarily attributable to the reasons described above under Income (Loss) From Continuing Operations Before Income Taxes, net of income tax expense.

Liquidity And Capital Resources

Since we began our share repurchase initiative in May 2004, we have used a significant portion of our capital resources to repurchase shares of our Class A common stock (see Liquidity and Capital Resources - Share Repurchase Programs below). Generally, our acquisitions, share repurchases, reductions of our outstanding debt, dividends and other capital requirements are funded from one or a combination of the following sources: (1) our credit agreement; (2) internally generated cash flow; and (3) the issuance and sale of securities.

We have also used a portion of our capital resources to pay dividends in the aggregate amount of $118.4 million during the years ended December 31, 2007 and 2006. Prior to the payment of our first quarterly dividend as a public company in March 2006, we had not declared any dividends on any class of our common stock.. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration.

Our New Credit Agreement

On June 18, 2007, we entered into a new credit agreement (the “Bank Facility”) with a syndicate of banks for a $1,050 million senior secured credit facility that matures on June 30, 2012 and is comprised of $650 million in revolving credit (“Revolver”) and a $400 million term loan (“Term A”). We used the proceeds of $400 million from Term A and $152 million from the Revolver to pay all of the outstanding debt under our former senior credit facility and the transaction costs of the Bank Facility.  We are required to make repayments of the Term A beginning September 30, 2009 in quarterly amounts starting at $15 million and increasing to $60 million.  We expect to use the remainder of the Revolver to: (1) provide for working capital; and (2) provide for general corporate purposes, including capital expenditures and any or all of the following: repurchases of Class A common stock, repurchases our Senior Subordinated Notes, dividends and acquisitions. The Bank Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of our wholly owned subsidiaries. The Bank Facility requires us to comply with certain financial covenants and leverage ratios, which are defined terms within the agreement. Management believes we are in compliance with all financial covenants and leverage ratios and all other terms of the Bank Facility.

Closing on any future acquisitions is conditioned on compliance under the Bank Facility at the time of closing.

Our Former Credit Agreement

Our former credit agreement consisted of a five-year $900 million (as amended) senior secured revolving credit facility with a syndicate of banks that matured on August 11, 2009.  The facility was secured by a pledge of 100% of the capital stock and other equity interest in all of our 100% owned subsidiaries and required us to comply with certain financial covenants and leverage ratios, which were defined terms within the agreement.

Our Senior Subordinated Notes

On March 5, 2002, we issued $150.0 million of 7.625% Senior Subordinated Notes (the “Notes”) due March 1, 2014, and we received net proceeds of $145.7 million.  Interest on the Notes, which are in denominations of $1,000 each, accrues at the rate of 7.625% per annum and is payable semi-annually in arrears on March 1 and September 1. We may redeem the Notes at an initial redemption price of 103.813% of their principal amount plus accrued interest. The Notes are unsecured and rank junior to our senior indebtedness. Our Senior Subordinated Notes also require us to comply with certain covenants that limit, among other things, our ability to incur indebtedness and to make certain payments. The covenants under the Senior Subordinated Notes are, in general, less restrictive than the covenants under the Bank Facility.

Liquidity

Our liquidity requirements are for working capital and general corporate purposes, including capital expenditures, and any one or more of the following: repurchases of our Class A common stock, repurchases of our Senior Subordinated Notes, dividends and acquisitions. During the year ended December 31, 2007, we paid $0.5 million in income taxes that primarily included certain estimated state taxes for 2007. In 2008, we expect to benefit from the tax deductions for depreciation and amortization on assets acquired in 2007. Accordingly, these tax benefits will minimize the amount of quarterly estimated federal (if any) and certain state income tax payments we expect to make in 2008 based upon projected quarterly taxable income. Capital expenditures for the year ended December 31, 2007 were $9.3 million as compared to $13.7 million in 2006 and $12.7 million in 2005. We anticipate that capital expenditures in 2008 will consist of: (1) $5.0 million incurred during the ordinary course of business; and (2) between $4.0 million and $6.0 million primarily for: (a) the consolidation and/or relocation of studio and office facilities in certain markets; and (b) the continued conversion to digital radio.

As of December 31, 2007, we had credit available of up to $225.0 million under the Bank Facility, subject to compliance with the covenants at the time of borrowing and after giving effect to our use of the borrowed funds.  As of December 31, 2007, we had $10.9 million in cash and cash equivalents. During the year ended December 31, 2007, we increased our net outstanding debt by $297.5 million, primarily to acquire radio stations in 2007 of $268.3 million, to help fund our repurchase of shares in the amount of $55.0 million and to pay dividends of $58.0 million to shareholders. As of December 31, 2007, we had outstanding $975.2 million in senior debt, including: (1) $823.5 million under our Bank Facility; (2) $1.5 million in a letter of credit; and (3) $150.0 million in Senior Subordinated Notes.

We may seek to obtain other funding or additional financing from time to time. We believe that cash on hand and cash from operating activities, together with available borrowings under the Bank Facility, will be sufficient to permit us to meet our liquidity requirements for the foreseeable future, including cash to fund our operations, repurchases of our stock, repurchases of our Senior Subordinated Notes and any declared dividends. Our Bank Facility requires that we must be in compliance with certain covenants in our credit agreement, and we believe that we will maintain our compliance with these covenants. If we are not in compliance, there can be no assurance that we will be successful in amending the Bank Facility, in entering into a new credit agreement or in obtaining additional financing or that we will be able to obtain such financing on terms acceptable to us. Failure to comply with our financial covenants or other terms of the Bank Facility could result in the acceleration of the maturity of our outstanding debt.

Operating Activities

Net cash flows provided by operating activities were $93.5 million for the year ended December 31, 2007 as compared to $101.6 million for the year ended December 31, 2006.  The decrease was primarily due to: (1) a decrease in net income (after excluding the effect of a non-cash loss on impairment of $51.0 million, net of a tax benefit of $33.0 million) largely due to an increase in TBA fees and interest expense for the reasons described under Results of Operations; and (2) an increase in working capital of $10.6 million that was primarily due to: (a) the payment in 2007 of the $8.3 million in accrued expenses as of December 31, 2006 relating to an investigation by and settlement with the NYAG plus a reserve for an investigation by the FCC; and (b) an increase in prepaid and refundable income taxes associated with the 2007 loss for tax purposes that will be refundable from a prior year’s tax obligations.

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

Investing Activities

Net cash flows used in investing activities were $273.9 million for the year ended December 31, 2007, as compared to $45.1 million and $38.6 million for the years ended December 31, 2006 and 2005, respectively.  The net cash flows used in investing activities for the years ended December 31, 2007, 2006 and 2005 reflect: (i) purchases of radio station assets of $268.3 million, $30.0 million and $45.1 million, respectively, and (ii) additions to property and equipment of $9.3 million $13.7 million and $12.7 million, respectively. The net cash flows used in investing activities for the year ended December 31, 2007 are offset by: (1) $2.9 million from the sale of investments; (2) $1.8 million from insurance recovery proceeds; and (3) $1.4 million from the reduction of station acquisition deposits and costs.  The net cash flows used in investing activities for the year ended December 31, 2005 are offset by: (i) $14.3 million from the sale of property, equipment, intangibles and other assets; and (ii) $6.0 million from the sale of investments.

Financing Activities

Net cash flows provided by financing activities were $180.5 million for the year ended December 31, 2007 as compared to net cash flows used in financing activities of $61.7 million and $93.7 million for the years ended December 31, 2006 and 2005, respectively. The net cash flows provided by financing activities for the year ended December 31, 2007 reflect a net increase in outstanding indebtedness of $297.5 million, offset by: (1) the payment of $58.0 million in dividends; (2) the repurchase of $55.0 million of our Class A common stock; and (3) deferred financing expense of $4.7 million related to our new credit facility. The net cash flows used in financing activities for the year ended December 31, 2006 reflect (i) the repurchase of $100.5 million of our Class A common stock; and (iii) the payment of $60.4 million in dividends to shareholders, offset by, a net increase in outstanding indebtedness of $99.0 million. The net cash flows used in financing activities for the year ended December 31, 2005 reflect the repurchase of  $188.4 million of our Class A common stock, offset by, a net increase in outstanding indebtedness of $94.0 million.

Credit Rating Agencies

On a continuing basis, credit rating agencies such as Moody’s Investor Services and Standard and Poor’s evaluate our debt in order to assign a credit rating. Recently, we have been downgraded by the rating agencies, but the downgrades have had no effect on our interest expense. Any future significant downgrade in our credit rating could adversely impact our future liquidity by limiting or eliminating our ability to obtain debt financing, or include, among other things, interest rate changes under any future credit agreements, debentures, notes or other types of debt.

Share Repurchase Programs

Over the past several years, our Board of Directors authorized several programs to repurchase our Class A common stock in amounts not to exceed $100.0 million for each program.  Under these repurchase programs, we repurchased and immediately retired: (1) in 2007, 2.2 million shares for an aggregate of $55.0 million at an average price of $25.28 per share; (2) in 2006, 3.5 million shares for an aggregate of $100.5 million at an average price of $28.98 per share; and (3) in 2005, 5.8 million shares for an aggregate of $188.4 million at an average price of $32.51 per share. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or from time to time without prior notice. As of February 12, 2008, $40.2 million remained authorized as available for repurchase under the current program that will expire on May 7, 2008. We expect to use cash available under our Bank Facility and internally generated cash flow as a source of funds to repurchase shares under the remaining program.

Contractual Obligations

The following table reflects a summary of our contractual obligations as of December 31, 2007:

	Payments due by period
		Less than	1 to 3	3 to 5	More Than 5
Contractual Obligations:	Total	1 year	years	years	5 years
	(amounts in thousands)

Long-term debt obligations (1)	$1,032,951	$11,532	$22,953	$846,419	$152,047
Operating lease obligations	76,776	12,222	21,278	15,729	27,547
Purchase obligations (2)	498,930	291,534	92,408	44,506	70,482
Other long-term liabilities (3)	249,499	170	2,587	913	245,829
Total	$1,858,156	$315,458	$139,226	$907,567	$495,905

(1)                                  (a)   The maturity on our Bank Facility, with outstanding debt in the amount of $823.5 million as of December 31, 2007, could be accelerated if we do not maintain certain covenants. The above table includes projected interest expense under the remaining term of the agreement.

                                                (b)   Under our $150.0 million 7.625% Senior Subordinated Notes, the maturity could be accelerated if we do not maintain certain covenants or could be repaid in cash by us at our option prior to the due date of the notes. The above table includes projected interest expense under the remaining term of the agreement.

(2)                                  (a) We have obligations of $219.0 million to acquire the assets of 3 radio stations under a pending asset exchange agreement in the San Francisco market. The obligation under this asset exchange agreement was determined under the provisions of SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.”

                                                (b) We have $2.1 million in liabilities related to: (i) our obligation to provide a letter of credit; (ii) construction obligations; and (iii) obligations to increase our interest in a certain partnership.

                                                (c) In addition to the above, purchase obligations of $277.9 million include contracts primarily for on-air personalities, sports programming rights, ratings services, music licensing fees, equipment maintenance and certain other operating contracts.

(3)                                  Included within total other long-term liabilities of $249.5 million are deferred income tax liabilities of $235.6 million that are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax liabilities may vary according to changes in tax laws, tax rates and our operating results. As a result, it is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities, including FIN 48 liabilities, have been reflected in the above table in the column labeled as  “More Than 5 Years.”

Off-Balance Sheet Arrangements

We utilize letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under our credit facility. We had an outstanding letter of credit of $1.5 million as of December 31, 2007.

On January 17, 2007, we entered into an agreement with Bonneville to exchange certain radio stations in Cincinnati, Ohio, and Seattle, Washington, for certain radio stations in San Francisco, California, and $1.0 million in cash. Concurrently with entering into this asset exchange agreement, we entered into a TBA. The provisions of Financial Interpretation No. 46R (as revised), or FIN 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” include any variable interest entities that are required to be consolidated by the primary beneficiary. In connection with this transaction, we determined that FIN 46R was applicable as the buyer, Bonneville, had a variable interest in and was the primary beneficiary of our entity that contained the Cincinnati radio station assets. As the primary beneficiary, Bonneville could incur the expected losses that could arise from the variability of the fair value of the variable interest entity. As a result, we deconsolidated the assets and liabilities of those entities holding our Cincinnati assets into a balance sheet classification as an investment in deconsolidated subsidiaries in the amount of $119.3 million. The investment in deconsolidated subsidiaries reflects the fair value of all of the assets and liabilities of the variable interest entity that contain the Cincinnati assets that will be disposed of under the asset exchange agreement (see Note 11 in the accompanying consolidated financial statements for a further discussion of the variable interest entity).

We enter into interest rate contracts (collars and swaps) to hedge a portion of our variable rate debt. See Note 9 in the accompanying notes to the consolidated financial statements for a detailed discussion of our derivative instruments.

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at December 31, 2007. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We do not have any other off-balance sheet arrangements as of December 31, 2007.

Recently Issued Pronouncements

SFAS 133 DIG No. E23

On December 20, 2007, the FASB approved for issuance certain clarifications on the use of the shortcut method for measuring effectiveness under paragraph 68(b) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its interaction with Financial Accounting Standard (“FAS”) No. 157 “Fair Value Measurements” (see Recently Issued Pronouncements below for further discussion of FAS No. 157). We expect to apply this guidance prospectively to interest rate transactions upon the adoption of FAS No. 157 on January 1, 2008.

SAB No. 110

On December 31, 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 that modified SAB No 107 regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R, “Share-Based Payment.”  Under SAB No. 107, the use of the simplified method was not allowed beyond December 31, 2007. SAB No. 110 allows, under certain circumstances, the use of the “simplified” method beyond December 31, 2007.  We have used the simplified method under SAB No. 107 and we could continue to use the simplified method in future periods if the facts and circumstances apply.

FAS 160

On December 4, 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  FAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  FAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively.  FAS No. 160 is effective for us as of January 1, 2009.  We do not anticipate that the adoption of FAS No. 160 will have an effect on our financial position, results of operations or cash flows.

FAS 141R

On December 4, 2007, the FASB issued FAS No. 141R (as revised), “Business Combinations,” that will significantly change how business combinations are accounted for through the use of fair values in financial reporting and will impact financial statements both on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings, and could impact our acquisition strategy.  FAS No. 141R, which is effective for us as of January 1, 2009, will apply to all business combinations that will close beginning on January 1, 2009.

EITF No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

On June 27, 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on accounting for income tax benefits of dividends on share-based payment awards. Certain stock-based compensation arrangements contain provisions that entitle an employee to receive dividends on the unvested portion of the awards. Under the provisions of SFAS No. 123R, “Share-Based Payment,” such dividend features are factored into the value of the award at the grant date and, to the extent that an award is expected to vest, the dividends are charged to retained earnings. Under US tax law, however, such dividend payments are generally considered additional compensation expense when they are paid to employees, and therefore, are generally deductible by the employer on a current basis for tax purposes. Under EITF No. 06-11, a realized tax benefit from dividends or dividend equivalents that are charged to retained earnings and paid to employees for equity-classified unvested equity shares, unvested equity share units, and outstanding share options should be recognized as an increase to additional paid-in capital. Those tax benefits are considered windfall tax benefits under SFAS No. 123R.  This guidance is effective for us on January 1, 2008. The adoption of EITF No. 06-11 did not have a material effect on our financial position and results of operations or cash flows.

FAS No. 159

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” FAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Such entities are also required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. FAS No. 159 is effective for us as of January 1, 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. Subject to any changes to the facts and circumstances used in our evaluation, we believe that the adoption of FAS No. 159 will not have a material effect on our financial position, results of operations or cash flows.

FAS No. 157

On September 15, 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. FAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS No. 157 is effective for us as of January 1, 2008. Subject to any changes to the facts and circumstances used in our evaluation, we believe that the adoption of FAS No. 157 will not have a material effect on our financial position, results of operations or cash flows.

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

Allowance For Doubtful Accounts

We must make an allowance for doubtful accounts for estimated losses resulting from our customers’ failure to make payments to us. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness, the economic conditions of the customer’s industry, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our historical estimates have been a reliable method to estimate future allowances. Our historical reserves have averaged less than 4.0% of our outstanding receivables. If the financial condition of our customers or markets were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances could be required. The effect of a 1% increase in our outstanding accounts receivable allowance as of December 31, 2007, would result in an increase to our net loss of $0.6 million, net of taxes (an increase in net loss per common share - diluted of $0.01), for the year ended December 31, 2007.

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets.  As of December 31, 2007, we have recorded approximately $1.4 billion in radio broadcasting licenses and goodwill, which represented 74.6% of our total assets. In assessing the recoverability of these assets, we must conduct annual impairment testing required by SFAS No. 142 and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value.  In 2007, we recorded an impairment loss of $84.0 million for radio broadcasting licenses and goodwill. We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future performance of our stations. These variables include but are not limited to: (1) the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcasting licenses and goodwill assets.

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

In addition, the calculation of our tax liabilities requires us to account for uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48 on January 1, 2007, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit based upon its technical merits, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that has greater than a 50% likelihood of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions, and review whether any new uncertain tax positions have arisen, on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, historical experience with similar tax matters, guidance from our tax advisors, and new audit activity. A change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period in which the change occurs.

We believe our estimates of the value of our tax contingencies and valuation allowances are critical accounting estimates, as they contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued.  In past years, our estimate of our tax rate has varied from 37.5% to 42.7%. For 2007, if we excluded the discrete items of tax and the impairment loss, then our tax rate would have been in the low 40 percent range. The effect of a 1% increase in our estimated tax rate, as of December 31, 2007, would result in an increase in income tax expense of $0.1 million and an increase in net loss of $0.1 million (net income per common share - diluted of $0.0) for the year ended December 31, 2007.

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

Intangibles

As of December 31, 2007, approximately 74.6% of our total assets consisted of radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate the radio stations without the related FCC license for each station.  FCC licenses are subject to renewal every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. Subject to delays in processing by the FCC, historically, all of our licenses have been renewed at the end of their respective eight-year periods, and we expect that all licenses will continue to be renewed in the future. (See Part I, Item 1A, “Risk Factors,” for a discussion of the risks associated with the renewal of licenses.)

Inflation

Inflation has affected our performance in terms of higher costs for radio station operating expenses, including wages and equipment.  The exact impact cannot be reasonably determined.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our variable rate Bank Facility. If the borrowing rates under our LIBOR loans were to increase 1% above the rates as of December 31, 2007, our interest expense under our Bank Facility would increase by approximately $8.1 million on an annual basis, including any interest expense associated with the use of outstanding derivative rate hedging instruments. We do not have interest rate risk related to our Senior Subordinated Notes, which have a fixed interest rate of 7.625%.

As of December 31, 2007, we had a derivative rate hedging transaction in place for a notional amount of $30.0 million that effectively fixes LIBOR at 5.8% and expires in February 2008.  The fair value of the rate hedging transaction at December 31, 2007, based upon current market rates, is included as derivative instruments in other current liabilities. Our rate hedging transaction is tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The fair value of the hedging transaction is affected by a combination of several factors, including the change in the three-month LIBOR rate and the forward interest rate to maturity. Any increase in the three-month LIBOR rate and/or the forward interest rate to maturity results in a more favorable valuation, while any decrease in the three-month LIBOR rate and/or forward interest rate to maturity results in a less favorable valuation. Our derivative instrument liability as of December 31, 2007 was $0.1 million, which represented a decrease of $0.1 million from the balance as of December 31, 2006. This decrease was due primarily to: (1) a decrease to less than one year in the remaining term of our outstanding hedge; and (2) an increase in the forward interest rates to maturity.  See Note 17, Subsequent Events, in the accompanying notes to the consolidated financial statements for a discussion of recent derivative transactions.

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

We carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2007.  Based on the foregoing, our President/Chief Executive Officer and Executive Vice President/Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has used the framework set forth in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

David J. Field, President and Chief Executive Officer

Stephen F. Fisher, Executive Vice President - Operations and Chief Financial Officer

ITEM 9B.                    OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2008 Annual Meeting of Shareholders, which we expect to file with the Securities Exchange Commission prior to April 29, 2008.

ITEM 11.                      EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2008 Annual Meeting of Shareholders, which we expect to file with the Securities Exchange Commission prior to April 29, 2008.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED   SHAREHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2008 Annual Meeting of Shareholders, which we expect to file with the Securities Exchange Commission prior to April 29, 2008.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2008 Annual Meeting of Shareholders, which we expect to file with the Securities Exchange Commission prior to April 29, 2008.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2008 Annual Meeting of Shareholders, which we expect to file with the Securities Exchange Commission prior to April 29, 2008.

PART IV

(b)           Exhibits

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp., as amended on December 19, 2007. (1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)
4.01

Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee. (3)  (Originally filed as Exhibit 4.02)

4.02

First Supplemental Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee. (3)  (Originally filed as Exhibit 4.03)

10.01	Employment Agreement, dated July 1, 2007, between Entercom Communications Corp. and David J. Field. (4)
10.02	Employment Agreement, dated July 1, 2007, between Entercom Communications Corp. and Joseph M. Field. (5)
10.03	Employment Agreement, dated December 19, 2007, between Entercom Communications Corp. and Stephen F. Fisher. (6)
10.04	Employment Agreement, dated December 17, 1998, between Entercom Communications Corp. and John C. Donlevie. (7)
10.05	Entercom Non-employee Director Compensation Policy. (8)
10.06	Asset Exchange Agreement dated as of January 17, 2007 among Bonneville International Corporation and certain subsidiaries of Entercom Communications Corp. (9)
10.07

Credit Agreement dated as of June 18, 2007 among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and L/C Issuer, JP Morgan Chase Bank, N.A. as Syndication Agent, BMO Capital Markets, Corp., BNP Paribas, Mizuho Corporate Bank, LTD., Suntrust Bank as Co-Documentation Agents and The Other Lenders Party Hereto. (10)

21.01	Information Regarding Subsidiaries of Entercom Communications Corp. (6)
23.01	Consent of PricewaterhouseCoopers LLP. (6)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (6)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (6)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (11)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (11)

(1)

Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999. (File No. 333-61381) and Exhibit 3.01 of our Current Report on Form 8K filed on December 21, 2007.

(2)	Incorporated by reference to Exhibit 3.01 of our Current Report on Form 8K filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 13, 2002.
(4)	Incorporated by reference to as Exhibit 10.01 to our Form 10-Q for the quarter ended September 30, 2007, as filed on November 9, 2007.
(5)	Incorporated by reference to as Exhibit 10.02 to our Form 10-Q/A for the quarter ended September 30, 2007, as filed on November 21, 2007.
(6)	Filed herewith.
(7)	Incorporated by reference to Exhibit 10.03 of our Amendment to Registration Statement on Form S-1, as filed on January 6, 1999. (File No. 333-61381).
(8)	Incorporated by reference to Item 1.01 of our Current Report on Form 8K filed on February 16, 2007.
(9)	Incorporated by reference to Exhibit 10.01 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as filed on May 8, 2007.
(10)	Incorporated by reference to Exhibit 10.01 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed on August 2, 2007.
(11)	These exhibits are submitted as “accompanying” this Annual Report on Form 10-K and shall not be deemed to be “filed” as part of such Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Entercom Communications Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Entercom Communications Corp. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits which were integrated audits in 2007 and 2006.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.  As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

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

PricewaterhouseCoopers LLP

February 22, 2008

CONSOLIDATED FINANCIAL STATEMENTS OF ENTERCOM COMMUNICATIONS CORP.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(amounts in thousands)

ASSETS

	December 31,
	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$10,945	$10,795
Accounts receivable, net of allowance for doubtful accounts of $2,746 in 2007 and $3,009 in 2006	90,289	90,263
Prepaid expenses and deposits	5,578	4,575
Prepaid and refundable income taxes	15,059	7,325
Deferred tax assets	2,223	3,383

Total current assets	124,094	116,341

INVESTMENTS	1,901	4,867

PROPERTY AND EQUIPMENT:
Land, land easements and land improvements	17,323	14,514
Building	21,341	21,186
Equipment	116,570	112,020
Furniture and fixtures	14,174	14,949
Leasehold improvements	17,326	15,528
	186,734	178,197
Accumulated depreciation and amortization	(97,819)	(93,408)
	88,915	84,789
Capital improvements in progress	908	3,243
Net property and equipment	89,823	88,032

RADIO BROADCASTING LICENSES	1,316,983	1,351,389

GOODWILL	115,614	157,242

INVESTMENT IN DECONSOLIDATED SUBSIDIARIES	119,251	—

ASSETS HELD FOR SALE	131,685	—

DEFERRED CHARGES AND OTHER ASSETS
Net of accumulated amortization of $16,979 in 2007 and $14,780 in 2006	20,001	15,387

TOTAL	$1,919,352	$1,733,258

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,
	2007	2006
CURRENT LIABILITIES:
Accounts payable	$5,781	$1,239
Accrued expenses	11,288	22,612
Accrued liabilities:
Salaries	8,142	8,097
Interest	4,393	4,661
Advertiser obligations and other commitments	1,436	1,788
Other	4,328	3,909
Current portion of long-term debt	21	20
Total current liabilities	35,389	42,326

LONG-TERM LIABILITIES:
Senior debt	823,697	526,219
7.625% Senior Subordinated Notes	150,000	150,000
Deferred tax liabilities	235,579	229,205
Other long-term liabilities	13,920	8,416
Total long-term liabilities	1,223,196	913,840

Total liabilities	1,258,585	956,166

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY:
Preferred stock $.01 par value; authorized 25,000,000 shares; none issued	—	—
Class A common stock $.01 par value; voting; authorized 200,000,000 shares;
issued and outstanding 31,132,700 in 2007 and 32,379,345 in 2006	311	324
Class B common stock $.01 par value; voting; authorized 75,000,000 shares;
issued and outstanding 7,607,532 in 2007 and 8,046,805 in 2006	76	80
Class C common stock $.01 par value; nonvoting; authorized 50,000,000 shares;
no shares issued and outstanding	—	—
Additional paid-in capital	595,915	641,889
Retained earnings	64,597	134,655
Accumulated other comprehensive income (loss)	(132)	144

Total shareholders’ equity	660,767	777,092

TOTAL	$1,919,352	$1,733,258

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(amounts in thousands, except share and per share data)

	Years Ended December 31,
	2007	2006	2005
NET REVENUES	$468,351	$439,629	$431,799

OPERATING (INCOME) EXPENSE:
Station operating expenses, including non-cash compensation expense of $2,374 in 2007 and $1,161 in 2006	283,541	259,630	247,647
Depreciation and amortization	16,631	15,812	16,660
Corporate general and administrative expenses, including non-cash compensation expense of $5,834 in 2007, $4,283 in 2006 and $873 in 2005	28,888	33,794	18,868
Impairment loss	84,037	—	—
Net time brokerage agreement fees (income)	14,001	2,766	(13)
Net (gain) loss on sale or disposal of assets	(647)	1,280	(5,873)
Expenses related to a natural disaster	—	—	1,697
Total operating expenses	426,451	313,282	278,986
OPERATING INCOME	41,900	126,347	152,813

OTHER (INCOME) EXPENSE:

Interest expense, including amortization of deferred financing costs of $1,681 in 2007, $ 1,340 in 2006 and $1,315 in 2005	51,183	44,173	29,925
Interest and dividend income	(740)	(823)	(396)
Loss on extinguishment of debt	458	—	—
Net gain on derivative instruments	(162)	(446)	(1,327)
Net gain on investments	(245)	—	(2,819)
Other income	(895)	—	—
TOTAL OTHER EXPENSE	49,599	42,904	25,383
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(7,699)	83,443	127,430
Income taxes	695	35,596	49,164
INCOME (LOSS) FROM CONTINUING OPERATIONS	(8,394)	47,847	78,266
Income from discontinued operations, net of income tax provision	37	134	95
NET INCOME (LOSS)	$(8,357)	$47,981	$78,361

NET INCOME (LOSS) PER COMMON SHARE - BASIC
Income (loss) from continuing operations	$(0.22)	$1.20	$1.70
Income from discontinued operations	—	—	—
NET INCOME (LOSS) PER COMMON SHARE - BASIC	$(0.22)	$1.20	$1.70

NET INCOME (LOSS) PER COMMON SHARE - DILUTED
Income (loss) from continuing operations	$(0.22)	$1.19	$1.70
Income from discontinued operations	—	—	—
NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$(0.22)	$1.19	$1.70

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$1.52	$1.52	$—

WEIGHTED AVERAGE SHARES:
Basic	38,229,695	39,972,793	46,045,438
Diluted	38,229,695	40,204,738	46,221,452

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(amounts in thousands)

	Years Ended December 31,
	2007	2006	2005

NET INCOME (LOSS)	$(8,357)	$47,981	$78,361

OTHER COMPREHENSIVE LOSS, NET OF TAX BENEFIT:

Net unrealized loss on investments, net of tax benefit of $145 in 2007, $545 in 2006 and $1,120 in 2005	(276)	(860)	(1,773)

COMPREHENSIVE INCOME (LOSS)	$(8,633)	$47,121	$76,588

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(amounts in thousands, except share data)

								Accumulated
								Other
								Compre-
	Common Stock				Additional		Unearned	hensive
	Class A		Class B		Paid-in	Retained	Compen-	Income
	Shares	Amount	Shares	Amount	Capital	Earnings	sation	(Loss)	Total

Balance, December 31, 2004	40,364,085	$404	8,271,805	$82	$925,883	$69,780	$(2,853)	$2,777	$996,073
Net income	—	—	—	—	—	78,361	—	—	78,361
Compensation expense valuation adjustment for restricted stock issued in 2004	—	—	—	—	(204)	—	204	—	—
Compensation expense related to granting of restricted stock	15,015	—	—	—	466	—	407	—	873
Tax benefit adjustment related to the issuance of restricted stock	—	—	—	—	251	—	—	—	251
Issuance of common stock related to an incentive plan	18,540	—	—	—	509	—	—	—	509
Exercise of stock options	5,874	—	—	—	175	—	—	—	175
Tax benefit adjustment related to option exercises	—	—	—	—	(391)	—	—	—	(391)
Common stock repurchase	(5,793,400)	(58)	—	—	(188,305)	—	—	—	(188,363)
Net unrealized loss on investments	—	—	—	—	—	—	—	(1,773)	(1,773)
Balance, December 31, 2005	34,610,114	346	8,271,805	82	738,384	148,141	(2,242)	1,004	885,715
Net income	—	—	—	—	—	47,981	—	—	47,981
Reclassification of unearned compensation	—	—	—	—	(2,242)	—	2,242	—	—
Conversion of Class B common stock to Class A common stock	225,000	2	(225,000)	(2)	—	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	115	—	—	—	115
Compensation expense related to granting of restricted stock	969,501	11	—	—	4,977	—	—	—	4,988
Issuance of common stock related to an incentive plan	21,696	—	—	—	579	—	—	—	579
Exercise of stock options	21,334	—	—	—	540	—	—	—	540
Common stock repurchase	(3,468,300)	(35)	—	—	(100,464)	—	—	—	(100,499)
Payments of dividends of $1.52 per common share	—	—	—	—	—	(60,448)	—	—	(60,448)
Dividend equivalents on restricted stock units (net of forfeitures and payments)	—	—	—	—	—	(1,019)	—	—	(1,019)
Net unrealized loss on investments	—	—	—	—	—	—	—	(860)	(860)
Balance, December 31, 2006	32,379,345	324	8,046,805	80	641,889	134,655	—	144	777,092
Net loss	—	—	—	—	—	(8,357)	—	—	(8,357)
Conversion of Class B common stock to Class A common stock	439,273	4	(439,273)	(4)	—	—	—	—	—
Accounting change, net of taxes	—	—	—	—	—	(1,850)	—	—	(1,850)
Compensation expense related to granting of stock options	—	—	—	—	212	—	—	—	212
Compensation expense related to granting of restricted stock	488,677	5	—	—	9,059	—	—	—	9,064
Issuance of common stock related to an incentive plan	22,525	—	—	—	465	—	—	—	465
Exercise of stock options (including tax benefit)	21,585	—	—	—	559	—	—	—	559
Common stock repurchase	(2,176,039)	(22)	—	—	(54,979)	—	—	—	(55,001)
Purchase of vested employee restricted stock units	(42,666)	—	—	—	(1,290)	—	—	—	(1,290)
Payments of dividends of $1.52 per common share	—	—	—	—	—	(57,992)	—	—	(57,992)
Dividend equivalents on restricted stock units (net of forfeitures and payments)	—	—	—	—	—	(1,859)	—	—	(1,859)
Net unrealized loss on investments	—	—	—	—	—	—	—	(276)	(276)
Balance, December 31, 2007	31,132,700	$311	7,607,532	$76	$595,915	$64,597	$—	$(132)	$660,767

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(amounts in thousands)

	Years Ended December 31,
	2007	2006	2005

OPERATING ACTIVITIES:
Net income (loss)	$(8,357)	$47,981	$78,361
Less income from discontinued operations, net of taxes	(37)	(134)	(95)
Income (loss) from continuing operations	$(8,394)	$47,847	$78,266

Adjustments to reconcile income (loss) from continuing operations to net cash provided continuing operating activities:
Depreciation and amortization	16,652	15,832	16,681
Amortization of deferred financing costs	1,681	1,340	1,315
Deferred taxes	9,628	35,975	37,386
Tax benefit on exercise of options	29	18	12
Provision for bad debts	3,322	2,745	3,403
Net (gain) loss on sale or disposal of assets	(647)	1,280	(5,873)
Non-cash stock-based compensation expense	8,208	5,444	873
Net gain on investments	(245)	—	(2,819)
Net gain on derivative instruments	(162)	(446)	(1,327)
Deferred rent	178	166	765
Unearned revenue - long-term	(38)	(37)	355
Loss on extinguishment of debt	458	—	—
Deferred compensation	952	764	588
Loss from natural disaster	—	—	1,697
Tax benefit for vesting of restricted stock unit awards	(1,199)	—	—
Impairment loss	84,037	—	—
Other income	(895)	—	—
Changes in assets and liabilities (net of effects of acquisitions and dispositions in all years and the effect of deconsolidation activities in 2007):
Accounts receivable	(3,442)	(16,072)	(2,739)
Prepaid expenses and deposits	(988)	1,946	(1,809)
Prepaid and refundable income taxes	(7,734)	(963)	(892)
Accounts payable and accrued liabilities	(8,723)	7,610	10,575
Prepaid expenses – long-term	200	(2,000)
Accrued expenses - long-term	577	—	—
Net cash provided by continuing operating activities	93,455	101,449	136,457
Net cash provided by discontinued operating activities	37	134	95
Net cash provided by operating activities	93,492	101,583	136,552

INVESTING ACTIVITIES:
Additions to property and equipment	(9,281)	(13,713)	(12,671)
Proceeds from sale of property, equipment, intangibles and other assets	97	337	14,290
Purchases of radio station assets	(268,308)	(30,004)	(45,091)
Deferred charges and other assets	(2,436)	(491)	(211)
Purchases of investments	(68)	(50)	(76)
Proceeds from investments	2,857	29	6,041
Proceeds from insurance recovery	1,844	—	—
Station acquisition deposits and costs	1,419	(1,254)	(900)
Net cash used in investing activities	(273,876)	(45,146)	(38,618)

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(amounts in thousands)

	Years Ended December 31,
	2007	2006	2005
FINANCING ACTIVITIES:
Deferred financing expenses related to bank facility and senior subordinated debt	(4,691)	(762)	—
Proceeds from issuance of long-term debt	933,500	167,000	204,500
Payments of long-term debt	(636,021)	(68,019)	(110,518)
Purchase of the Company’s common stock	(55,001)	(100,499)	(188,363)
Proceeds from issuance of employee plan stock	396	493	509
Proceeds from the exercise of stock options	530	522	163
Purchase of vested restricted stock units	(1,290)	—	—
Payment of dividend equivalents on vested restricted stock units	(96)	—	—
Payment of dividends	(57,992)	(60,448)	—
Tax benefit for vesting of restricted stock unit awards	1,199	—	—
Net cash provided by (used in) financing activities	180,534	(61,713)	(93,709)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	150	(5,276)	4,225
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,795	16,071	11,844
CASH ADJUSTMENT FOR DECONSOLIDATED SUBSIDIARIES	—	—	2
CASH AND CASH EQUIVALENTS, END OF YEAR	$10,945	$10,795	$16,071

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$49,752	$42,650	$28,540

Income taxes paid	$497	$302	$12,549

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES -

In connection with the issuance of restricted stock (net of forfeitures), the Company issued 0.5 million, 0.7 million (excluding units issued under the Option Exchange Program) and under 0.1 million units of common stock for the years ended December 31, 2007, 2006 and 2005, respectively.  The issuance of these restricted stock units will result in an increase to the Company’s additional paid-in-capital over the vesting period of the restricted stock units by $12.3 million, $16.4 million and $0.5 million (net of a valuation adjustment for previously issued shares of restricted stock) for the years ended December 31, 2007, 2006 and 2005, respectively.

In connection with the exchange of radio station assets with Cumulus Media Partners LLC, the non-cash portion of assets recorded was $31.0 million for the year ended December 31, 2007.  In connection with the exchange of certain other tangible assets, the non-cash portion of assets recorded was $0.4 million for the year ended December 31, 2005.

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             BASIS OF PRESENTATION AND ORGANIZATION

Nature Of Business – Entercom Communications Corp. (the “Company”) is one of the five largest radio broadcasting companies in the United States, based upon revenues, with a nationwide portfolio of 111 radio stations in 23 markets (based upon completion of pending acquisitions and dispositions) including San Francisco, Boston, Seattle, Denver, Sacramento, Portland, Indianapolis, Kansas City, Milwaukee, Austin, Norfolk, Buffalo, New Orleans, Memphis, Providence, Greensboro, Greenville/Spartanburg, Rochester, Madison, Wichita, Wilkes-Barre/Scranton, Springfield and Gainesville/Ocala.

2.             SIGNIFICANT ACCOUNTING POLICIES

Principles Of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are 100% owned. All inter-company transactions and balances have been eliminated in consolidation.  The Company also considers the applicability of Financial Accounting Standards Board (“FASB”) Financial Interpretation No. (“FIN”) 46R (as revised), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which would include any variable interest entities that are required to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. A variable interest entity is an entity for which the primary beneficiary’s interest in the entity can change with changes in factors other than the amount of investment in the entity. From time to time, the Company enters into time brokerage agreements in connection with pending acquisitions or dispositions of radio stations and the requirements of FIN 46R may apply, depending on the facts and circumstances related to each transaction. As of December 31, 2007, FIN 46R did apply to one of the Company’s pending transactions (see Note 11, Contingencies And Commitments).

Reportable Segment - The Company operates under one reportable business segment, radio broadcasting, for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance.

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

Income Taxes – The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the liability method of accounting for deferred income taxes.  Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded for a net deferred tax asset balance when it is more likely than not that the benefits of the tax asset will not be realized.  For a discussion of FIN 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” which was effective for the Company as of January 1, 2007 (see Note 7, Income Taxes).

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

For the years ended December 31, 2007, 2006 and 2005, the depreciation and amortization expense for property and equipment was $15.3 million, $15.1 million and $15.0 million, respectively. In connection with improvements to an antenna site, as of December 31, 2007, the Company has construction commitments outstanding that total $0.4 million.

Revenue Recognition – Revenue from the sale of commercial broadcast time to advertisers is recognized when the commercials are broadcast. Revenues presented in the financial statements are reflected on a net basis, after the deduction of advertising agency fees by the advertising agencies, usually at a rate of 15% of gross revenues. Promotional fees are recognized as services are rendered.  Advertiser payments received in advance of when the commercials are broadcast are recorded as deferred revenue. All revenue is recognized in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”

As of December 31, 2007 and 2006, the Company recorded current unearned revenues in the amounts of $0.3 million and $1.2 million, respectively, which amounts as of December 31, 2007 and 2006 are included in the balance sheets under other current liabilities of $4.3 million and $3.9 million, respectively.

Comprehensive Income – The Company’s comprehensive income (loss) consists of net income (loss) and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. For the years ended December 31, 2007, 2006 and 2005, the Company recorded to the statements of comprehensive income (loss) unrealized losses on investments of $0.4 million, $1.4 million and $2.9 million, respectively. For the years ended December 31, 2007 and 2005, the Company recognized in the consolidated statements of operations, gains of $0.2 million and $2.8 million, respectively. These gains on investments contributed to unrealized losses on investments in other comprehensive income (loss). As of December 31, 2007, the Company’s other comprehensive loss consisted of net unrecognized losses of $0.1 million (net of tax benefit) from investments.

Concentration Of Risk – For the year ended December 31, 2007, 6 of the Company’s 23 market clusters (Boston, Seattle, Portland, Sacramento, Kansas City and San Francisco) generated in excess of 50% of the Company’s net revenues.  For the year ended December 31, 2006, 5 of the Company’s 23 market clusters (Boston, Seattle, Sacramento, Portland and Kansas City) generated in excess of 50% of the Company’s net revenues. For the year ended December 31, 2005, 5 of the Company’s 20 market clusters (Seattle, Boston, Sacramento, Portland and Kansas City) generated in excess of 50% of the Company’s net revenues.

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

Debt Issuance Costs – The costs related to the issuance of debt are capitalized and accounted for as interest expense over the lives of the related debt. For the years ended December 31, 2007, 2006 and 2005, the Company recognized interest expense related to amortization of debt issuance costs, excluding the expense for the early extinguishment of debt, of $1.7 million, $1.3 million and $1.3 million, respectively, which amounts were included in interest expense in the accompanying consolidated statements of operations.

Extinguishment Of Debt – For the year ended December 31, 2007, the Company recorded a loss on extinguishment of debt of $0.5 million to the statement of operations as the Company entered into a new senior credit facility that replaced the Company’s existing credit facility (see Note 8). At such time as the Company amends, appends or replaces, in part or in full, its credit agreement, the Company reviews its unamortized financing costs, to determine the amount subject to extinguishment under the provisions of The Emerging Issues Task Force (“EITF”) No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.”

Corporate General And Administrative Expense – Corporate general and administrative expense consists of corporate overhead costs and non-cash compensation expense. Included in corporate general and administrative expenses are those costs not specifically allocable to any of the Company’s individual business properties.

Time Brokerage Agreement (“TBA”) (Income) Fees – TBA fees (income) consist of fees paid or received by a company under agreements which permit an acquirer to program and market stations prior to acquisition. The Company sometimes enters into such agreements prior to the consummation of station acquisitions and dispositions. For those radio stations operated by the Company prior to acquisition, for the years ended December 31, 2007 and 2006, the Company recorded: (1) TBA fees of $15.3 million and $2.8 million, respectively; (2) net revenues of $53.4 million and $7.1 million, respectively; and (3) station operating expenses of $32.7 million and $5.8 million, respectively. For those radio stations operated by a buyer prior to disposition by the Company, for the years ended December 31, 2007 and 2005, the Company recorded TBA income of $1.3 million and an amount under $0.1 million, respectively.

Barter Transactions – The Company provides advertising broadcast time in exchange for certain products, supplies and services. The terms of the exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time on regular terms. The Company includes the value of such exchanges in both broadcasting net revenues and station operating expenses. Barter valuation is based upon management’s estimate of the fair value of the products, supplies and services received. For the years ended December 31, 2007, 2006 and 2005, amounts reflected under barter transactions were: (1) barter revenues of $4.3 million, $4.4 million and $4.5 million, respectively; and (2) barter expenses of $4.2 million, $4.6 million and $4.4 million, respectively.

Business Combinations – The Company accounts for business combinations under the provisions of SFAS No. 141, “Business Combinations.”  The Company has historically used the purchase method to account for all business combinations.

SFAS No. 141 provides the criteria to recognize intangible assets apart from goodwill.  Other than goodwill, the Company uses a direct value method to determine the fair value of all intangible assets required to be recognized under SFAS No. 141 and to be tested for impairment under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  The Company also applies SEC guidance on the use of the residual method to value acquired intangible assets other than goodwill in a business combination (EITF Topic D-108).  See Note 2, Recent Accounting Pronouncements, for a discussion of SFAS No. 141R, as revised, that will be effective for the Company as of January 1, 2009.

Leases – The Company accounts for operating leases under several different provisions, which are as follows:

The Company reviews its studio and tower real property leases to determine if the leases should be treated as capitalized leases under the provisions of SFAS No. 13.  As of December 31, 2007, the Company did not have any outstanding capitalized studio and tower assets that would result in any capital lease obligations.

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

Asset Retirement Obligations – Under the guidance of FIN 47, “Accounting for Conditional Asset Retirement Obligations,” that is an interpretation of SFAS No. 143, “Asset Retirement Obligations,” uncertainty about the timing and/or method of settlement, as they are conditional on a future event that may or may not be within the control of the entity, is factored into the measurement of the asset retirement obligation when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

Cash And Cash Equivalents – Cash and cash equivalents consist primarily of amounts held on deposit with financial institutions, including investments held in financial institutions in immediately available money market accounts and all highly liquid debt instruments of three months or less.

Accounts Receivable And Related Allowance For Doubtful Accounts – Accounts receivable are primarily comprised of unpaid advertising by advertisers on our radio stations, net of agency commissions, and an estimated provision for doubtful accounts. Advertisers are generally invoiced for the advertising after the advertisements are aired. An allowance for doubtful accounts is recorded using several factors including management’s judgment of the collectibility of the accounts receivable, historical information, relative improvements or deteriorations in the age of the accounts receivable and changes in current economic conditions.  The accounts receivable balance and reserve for doubtful accounts, as of December 31, 2007 and 2006, are presented in the following table:

	December 31,	December 31,
	2007	2006
	(amounts in thousands)

Accounts receivable	$93,035	$93,272

Allowance for doubtful accounts	(2,746)	(3,009)

Accounts receivable, net of allowance for doubtful accounts	$90,289	$90,263

The following table presents the changes in the allowance for doubtful accounts for the years ended December 31, 2007, 2006 and 2005:

	(amounts in thousands)
		Additions
	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	From	End of
Allowance for Doubtful Accounts	Year	Expenses	Reserves	Year
December 31, 2007	3,009	3,322	(3,585)	2,746
December 31, 2006	3,514	2,745	(3,250)	3,009
December 31, 2005	2,597	4,153	(3,236)	3,514

As of December 31, 2007 and 2006, the Company has recorded accounts receivable credits in the amounts of $2.8 million and $2.3 million, respectively, which amounts as of December 31, 2007 and 2006 are included in the balance sheets under other current liabilities of $4.3 million and $3.9 million, respectively.

Derivative Financial Instruments – The Company accounts for derivative financial instruments under the provisions of SFAS No. 133 “Accounting for Derivative and Hedging Activities,” that was amended by SFAS No. 137 and SFAS No. 138. SFAS

No. 133 established accounting and reporting standards for (1) derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives; and (2) hedging activities (see Note 9).  See Recent Accounting Pronouncements, SFAS No. 133 DIG No. E23.

Share-Based Compensation – On January 1, 2006, the Company adopted SFAS No. 123R, as revised, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchase plan purchases based on estimated fair values. SFAS No. 123R superseded the Company’s previous accounting under APB Opinion No. 25. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, the Company accounted for stock compensation under the intrinsic value method in accordance with the requirements of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, including FIN 44, “Accounting for Certain Transactions Involving Stock Compensation.”

Under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has presented in the table below the required disclosure of the pro forma effects on net income and net income per share had the fair value recognition provisions of SFAS No. 123 been adopted for the period presented.

Year Ended
December 31,
2005
(amount in thousands, except per share data)

Net income - as reported	$78,361
Add: Compensation expense included in net income, net of taxes of $337	536
Subtract: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes of $13,693	21,625
Net income - pro forma	$57,272
Basic net income per share - as reported	$1.70
Basic net income per share - pro forma	$1.24
Diluted net income per share - as reported	$1.70
Diluted net income per share - pro forma	$1.24

See Note 14 for the required disclosures effective with the adoption of SFAS No. 123R on January 1, 2006 and key assumptions used to calculate the pro forma amounts reflected in the above table.

Investments – For those investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” For those investments in which the Company does not have a significant influence, the Company accounts for its investments in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Under SFAS No. 115, the investment is classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and, depending upon the classification, is carried at fair value based upon quoted market prices or historical cost when quoted market prices are unavailable.

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

Recognition Of Insurance Recoveries – The Company recognizes insurance recoveries when all of the contingencies related to the insurance claims have been satisfied (see Note 11 for a discussion of certain insurance contingencies related to the Company’s New Orleans facilities).  As a result of Hurricane Katrina, for the year ended December 31, 2005, the Company recorded as a separate line item under operating expenses, $1.7 million of expenses related to a natural disaster.

Sports Programming Costs – The Company records the costs associated with sports programming agreements in accordance with SFAS No. 63, “Financial Reporting by Broadcasters.”  Programming costs which are for a specified number of events are amortized on an event-by-event basis, and programming costs which are for a specified season are amortized over the season on a straight-line basis.  The Company allocates that portion of sports programming costs that are related to sponsorship and marketing activities to sales and marketing expenses on a straight-line basis over the term of the agreement.

Reclassifications – Certain reclassifications have been made to the prior years’ financial statements to conform to the presentation in the current year.

Recent Accounting Pronouncements –

SFAS 133 DIG No. E23

On December 20, 2007, the FASB approved for issuance certain clarifications on the use of the shortcut method for measuring effectiveness under paragraph 68(b) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its interaction with FAS No. 157 “Fair Value Measurements” (see Recently Issued Pronouncements below for further discussion of FAS No. 157).  The Company expects to apply this guidance prospectively to interest rate transactions upon the adoption of FAS No. 157 on January 1, 2008.

SAB No. 110

On December 31, 2007, the SEC issued Staff Accounting Bulletin, or SAB, No. 110 that modified SAB No 107 regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R, “Share-Based Payment.”  Under SAB No. 107, the use of the simplified method was not allowed beyond December 31, 2007. SAB No. 110 allows, under certain circumstances, the use of the “simplified” method beyond December 31, 2007. The Company has used the simplified method under SAB No. 107 and the Company could continue to use the simplified method in future periods if the facts and circumstances apply.

FAS 160

On December 4, 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  FAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  FAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively.  FAS No. 160 is effective for the Company as of January 1, 2009.  The Company does not anticipate that the adoption of FAS No. 160 will have an effect on the Company’s financial position, results of operations or cash flows.

FAS 141R

On December 4, 2007, the FASB issued FAS No. 141R (as revised), “Business Combinations” that will significantly change how business combinations are accounted for through the use of fair values in financial reporting and will impact financial statements both on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings, and could impact the Company’s acquisition strategy.

FAS No. 141R, which is effective for the Company as of January 1, 2009, will apply to all business combinations that will close beginning on January 1, 2009.

EITF No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

On June 27, 2007, the EITF reached a consensus on accounting for income tax benefits of dividends on share-based payment awards. Certain stock-based compensation arrangements contain provisions that entitle an employee to receive dividends or dividend equivalents on the unvested portion of the awards. Under the provisions of SFAS No. 123R, “Share-Based Payment,” such dividend features are factored into the value of the award at the grant date and, to the extent that an award is expected to vest, the dividends are charged to retained earnings. For income tax purposes, however, such dividend payments are generally considered additional compensation expense when they are paid to employees and, therefore, are generally deductible by the employer on a current basis for tax purposes. Under EITF No. 06-11, a realized tax benefit from dividends or dividend equivalents that are charged to retained earnings and paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding share options should be recognized as an increase to additional paid-in capital. Those tax benefits are considered windfall tax benefits under SFAS No. 123R.  This guidance, which was effective for the Company on January 1, 2008, will not have a material effect on the Company’s financial position, results of operations or cash flows.

FIN 48-1

In May 2007, the FASB issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” which clarifies when a tax position is considered to be “settled” under FIN No. 48.  Under FIN 48-1, a tax position can be “effectively settled” upon completion of an examination by a taxing authority without being legally extinguished.  For tax positions considered effectively settled, the Company would recognize the full amount of the tax benefit, even if: (1) the tax position is not considered more-likely-than-not to be sustained solely on the basis of its technical merits; and (2) the statute of limitations remains open.  In applying the provisions of the FIN 48-1, the Company is required to document the Company’s analyses and conclusions.  The provisions of FIN 48-1 were effective as of January 1, 2007.  The adoption of FIN 48-1 did not have a material effect on the Company’s financial position, results of operations or cash flows.

FAS No. 159

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.”  FAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Such entities are also required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. FAS No. 159 will be effective for the Company as of January 1, 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. Subject to any changes to the facts and circumstances used in the Company’s evaluation, the Company believes that the adoption of FAS No. 159 will not have a material impact on the Company’s financial position, results of operations or cash flows.

FAS No. 157

On September 15, 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. FAS No. 157 applies whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS No. 157 will be effective for the Company as of January 1, 2008. Subject to any changes to the facts and circumstances used in the Company’s evaluation, the Company believes that the adoption of FAS No. 157 will not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Broadcasting Licenses

SFAS No. 142 requires the Company to test broadcasting licenses on an annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of broadcasting licenses below the amount reflected in the balance sheet. The annual test, which is performed by the Company in the first quarter of each year, requires that the Company (1) determine the reporting unit; and (2) compare the carrying amount of the broadcasting licenses reflected on the balance sheet in each reporting unit to the fair value of the reporting unit’s broadcasting licenses. For each of the years ended December 31, 2007, 2006 and 2005, the Company determined the reporting unit as a radio market and compared the carrying amount of the broadcasting licenses in each market to the fair value of the market’s broadcasting licenses.

The Company determined the fair value of the broadcasting licenses by relying primarily on a discounted cash flow approach, assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The fair value contained assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables would include, but not be limited to: (1) the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values.

For The Year Ended December 31, 2007

The Company completed the non-amortizing intangible asset impairment test for broadcasting licenses and determined that the fair value of the broadcasting licenses was less than the amount reflected in the balance sheet for several of the markets tested, including New Orleans, Greensboro and Norfolk. Based upon the results of the asset impairment test, an impairment loss of $38.7 million was recognized in the consolidated statements of operations for the year ended December 31, 2007. The income tax benefit associated with the impairment loss was $15.2 million. One of the contributing factors that caused the impairment loss was a decrease in forecasted growth of advertising for the radio industry. In addition, the impairment loss recorded for the broadcasting licenses in New Orleans was primarily due to the longer-than-expected economic recovery of the city after Hurricane Katrina. If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company’s broadcasting licenses below the amount reflected in the balance sheet, the Company would be required to retest and may be required to recognize impairment charges in future periods. The amount of unamortized broadcasting licenses reflected in the balance sheet as of December 31, 2007 was $1.3 billion.

The following table presents the changes in broadcasting licenses for each of the years ended December 31, 2007 and 2006:

Carrying Amount
(amounts in thousands)

Balance at December 31, 2005	$1,321,598
Acquisitions during 2006	29,791
Balance at December 31, 2006	1,351,389
Acquisitions during 2007	240,384
Deconsolidated entities in 2007	(109,419)
Assets held for sale in 2007	(126,685)
Loss on impairment during 2007	(38,686)
Balance at December 31, 2007	$1,316,983

For The Years Ended December 31, 2006 And 2005

The Company completed the non-amortizing intangible asset impairment test for broadcasting licenses and determined that the fair value of the broadcasting licenses was equal to or greater than the amount reflected in the balance sheets for each of the markets tested. Based upon the results of the asset impairment test, no impairment charges were recorded for the years ended December 31, 2006 and 2005.

Goodwill

SFAS No. 142 requires the Company to test goodwill on an annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of goodwill below the amount reflected in the balance sheet.  The Company performs its annual impairment test during the second quarter of each year by (1) determining the reporting unit; and (2) comparing the fair value for each reporting unit with the amount reflected on the balance sheet. If the fair value for any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to the amount reflected in the balance sheet. For each of the years ended December 31, 2007, 2006 and 2005, the Company determined the reporting unit as a radio market and compared the fair value of each market to the amount reflected in the balance sheet for each market.

To determine the fair value, the Company uses an income or market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.

For The Year Ended December 31, 2007

The Company performed its annual impairment test and determined that it was necessary to record for the year ended December 31, 2007 an impairment loss of $45.3 million for the Denver market. The income tax benefit associated with the impairment loss was $17.8 million. A contributing factor to the impairment was a decline in the advertising dollars in the Denver market and its affect on the Company’s operations. The amount of the goodwill impairment was negatively impacted by an increase in the fair value of the Denver market’s FCC broadcasting licenses. Without this increase in the fair value of the FCC broadcasting licenses, the goodwill impairment would have been less than $45.3 million. If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company would be required to retest and may be required to recognize impairment charges in future periods. The amount of unamortized goodwill reflected in the balance sheet as of December 31, 2007 was $115.6 million.

The following table presents, in thousands, the changes in goodwill for each of the years ended 2007 and 2006:

Carrying Amount
(amounts in thousands)

Balance at December 31, 2005	$157,227
Acquisitions during 2006	15
Balance at December 31, 2006	157,242
Acquisitions during 2007	7,733
Deconsolidated entities in 2007	(3,771)
Assets held for sale in 2007	(237)
Loss on impairment during 2007	(45,353)
Balance at December 31, 2007	$115,614

For The Years Ended December 31, 2006 And 2005

The Company performed its annual impairment test and determined that the carrying amount of goodwill reflected on the balance sheet for each of the Company’s markets did not exceed the fair value and, accordingly, no impairment charge was recorded for the years ended December 31, 2006 and 2005.

(B) Definite-Lived Intangibles

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, and acquired advertising contracts that are amortized in accordance with SFAS No. 142. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the years ended December 31, 2007, 2006 and 2005, the Company reviewed the useful lives of these assets and did not record any impairment expense related to the carrying amount of the assets. The amount of the amortization expense for definite-lived intangible assets was $0.8 million, $0.2 million and $0.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007 and 2006, the Company reflected $1.7 million and $0.3 million, respectively, in unamortized definite-lived assets, which amounts are as follows and are included in deferred charges and other assets on the balance sheet.  For a listing of the assets comprising deferred charges and other assets, refer to Note 6.

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(amounts in thousands)

Advertiser lists and customer relationships	$600	$536	$64
Acquired advertising contracts	4,313	3,695	618
Permits, patents and trademarks	13	6	7
Deferred contracts and other agreements	1,618	606	1,012
Total	$6,544	$4,843	$1,701

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(amounts in thousands)

Advertiser lists and customer relationships	$533	$518	$15
Acquired advertising contracts	3,078	3,078	—
Permits, patents and trademarks	13	3	10
Deferred contracts and other agreements	763	472	291
Total	$4,387	$4,071	$316

The following table presents the Company’s estimate of amortization expense for definite-lived assets for each of the five succeeding years ended December 31:

Definite- Lived Assets
(amounts in thousands)

Years ending December 31,
2008	$798
2009	139
2010	105
2011	81
2012	81
Thereafter	497
Total	$1,701

4.           ACQUISITIONS, DIVESTITURES, OTHER EVENTS AND PRO FORMA SUMMARY

The Company consummated acquisitions of radio stations under the purchase method of accounting, and the purchase price, including transaction costs, was allocated to the assets based upon their respective fair values as determined as of the purchase date.  See Note 11, Contingencies And Commitments, for further information on pending transactions.

Acquisitions For The Year Ended December 31, 2007

Springfield, Massachusetts Acquisition

On December 10, 2007, the Company acquired the radio station assets of WVEI-FM (formerly WBEC-FM), serving the Springfield, Massachusetts, radio market, for $5.8 million in cash, of which $2.3 million was paid as a deposit and $3.5 million was paid from funds borrowed under the Company’s senior credit facility. The Company commenced operations under a TBA on October 26, 2006 and included the net revenues, station operating expenses and TBA fees associated with operating this station in the Company’s consolidated financial statements for the years ended December 31, 2007 and 2006. The Company recorded less than $0.1 million of goodwill, which amount is fully deductible for income tax purposes. Under the asset purchase agreement and the TBA, the Company did not assume any advertising contracts nor hire any employees. The proximity of this market to the stations that the Company currently operates in the Boston radio market has allowed for certain synergies in programming, sales and administration.  The Company does not currently own or operate any other radio stations in this market.

For this acquisition, the aggregate purchase price, including transaction costs of less than $0.1 million, was allocated as follows:

Description	Amount	Useful Lives
	(in thousands)

Equipment	50	5 years
Total tangible assets	50

Broadcasting licenses	5,700	non-amortizing
Goodwill	17	non-amortizing
Total intangible assets	5,717

Total purchase price	$5,767

Cincinnati, Ohio Exchange

On December 5, 2007, the Company completed a transaction with Cumulus Media Partners LLC (“Cumulus”) to exchange WGRR-FM, a radio station included in the CBS Radio Stations Inc. (“CBS”) acquisition noted below, for WSWD-FM and certain other intellectual property.  WSWD-FM, with a frequency of 94.9 on the FM band, has had several recent call letter changes (in most recent order, formerly WYGY-FM and WPRV-FM). Each of the stations included in the exchange, WGRR-FM and WSWD-FM, serves the Cincinnati, Ohio, radio market. Concurrently with entering into the asset exchange agreement, the Company also entered into reciprocal TBAs. Pursuant to these TBAs, on November 1, 2006, the Company commenced operations of WSWD-FM, and Cumulus commenced operations of WGRR-FM. The Company included the net revenues and station operating expenses associated with operating WSWD-FM in the Company’s consolidated financial statements for the years ended December 31, 2007 and 2006. Under the asset purchase agreement and the TBA, there were very few employees hired and a minimal number of contracts assumed.

The non-cash exchange of assets, which was accounted for under SFAS No. 153, “Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29,” resulted in a fair value of $31.0 million.  WSWD-FM, together with the other acquired Cincinnati radio station assets from CBS, will be disposed in connection with the pending Bonneville International Corporation (“Bonneville”) exchange transaction (see Note 16, Assets Held For Sale And Discontinued Operations). The WSWD-FM assets acquired from Cumulus were not amortized during the year ended December 31, 2007 as these assets were part of a disposal group under the provisions of SFAS No. 144.

For this acquisition and disposition, the aggregate purchase price was allocated as follows:

	Assets	Assets
	Acquired	Disposed
	(amounts in thousands)

Equipment	$208	$206
Total tangible assets	208	206

Acquired advertising contracts	—	5
Broadcasting licenses	30,787	30,787
Goodwill	5	2
Total intangible assets	30,792	30,794

Total purchase price	$31,000	$31,000

Austin, Texas; Cincinnati, Ohio; And Memphis, Tennessee Acquisition

On November 30, 2007, the Company acquired from CBS the assets of eleven radio stations serving the Memphis, Austin and Cincinnati radio markets for a purchase price of $220.0 million in cash. The funds used to complete this transaction were borrowed under the Company’s senior credit facility. The Company recorded $2.8 million of goodwill, which amount is fully deductible for income tax purposes. The Company commenced operations on November 1, 2006 (other than WGRR-FM as described above that Cumulus began operating on November 1, 2006 under a TBA with the Company). The net revenues, station operating expenses and TBA fees associated with operating these stations were included in the consolidated financial statements for the years ended December 31, 2007 and 2006.  With this acquisition, the Company entered into two new radio markets: Austin and Cincinnati (the Company exited the Cincinnati market in February 2007 as described in Note 11, Contingencies And Commitments — Pending Exchange). In Memphis, the acquisition of three radio stations from CBS adds to the three radio stations that the Company currently owns and operates in this market.  The Company believes that this acquisition provided: (1) an opportunity to increase the market share of the Memphis radio stations; (2) an improvement in the Company’s geographical diversity; and (3) an improvement in the Company’s ability to compete more effectively on a national basis.

For this acquisition, the aggregate purchase price, including transaction costs of $0.4 million, was allocated as follows and is based upon information available at this time and is subject to change:

Description	Amount	Useful Lives
	(in thousands)

Land	$1,374	non-depreciating
Building	191	2 to 20 years
Leasehold improvements	837	2 to 4 years
Equipment	5,416	5 to 15 years
Furniture and fixtures	236	5 years
Total tangible assets	8,054

Acquired income leases	855	over the life of each lease
Favorable leases	424	over the life of each lease
Advertiser lists and customer relationships	36	3 years
Acquired advertising contracts	966	less than one year
Broadcasting licenses	69,203	non-amortizing
Goodwill	2,849	non-amortizing
Total intangible assets	74,333

Assets contained in the deconsolidated subsidiary	119,250	non amortizing
Assets acquired and held for sale	20,065	non amortizing

Total assets	221,702
Asset retirement liability	51	less than one year
Unfavorable lease liabilities	1,283	10 to 23 years
Total purchase price	$220,368

The assets contained in the deconsolidated subsidiary in the amount of $119.3 million consist of four radio stations in Cincinnati and the assets acquired and held for sale in the amount of $20.1 million consist of one station in Austin, KLQB-FM (formerly KXBT-FM). The allocation of the purchase price for these stations (including the impact on the CBS Cincinnati acquisition of the Cincinnati exchange transaction with Cumulus) is included in the table of assets held for sale in Note 16, Assets Held For Sale And Discontinued Operations.

Rochester, New York Acquisition

On November 30, 2007, the Company acquired from CBS the assets of four radio stations serving the Rochester radio market for a purchase price of $42.0 million in cash. The funds used to complete this transaction were borrowed under the Company’s senior credit facility. The Company recorded $0.7 million of goodwill, which amount is fully deductible for income tax purposes. The acquisition of these four radio stations from CBS adds to the four radio stations that the Company currently owns and operates in this market.

Under the Communications Act (“Act”), the FCC imposes specific limits on the number of commercial radio stations an entity can own in a single market. Due to these restrictions, the Company cannot own or operate more than five FM radio stations in this market. In addition, the Company is required to meet certain requirements under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  As a result, the Company agreed with the U.S. Department of Justice (“DOJ”) to divest three FM radio stations in this market (see Note 11, Contingencies And Commitments – Pending Rochester Disposition). The DOJ and the FCC must approve such divestiture.  The Company received a temporary waiver of the FCC’s ownership rules that allowed the Company to acquire CBS’s four Rochester stations, subject to the requirement to divest three stations under the agreement with the DOJ. Upon the expected divestiture of three radio stations, the Company would own and operate five radio stations in the Rochester, New York market.  The Company believes that this acquisition, net of the disposition, provides enhanced revenue opportunities and operating efficiencies for the Rochester radio station cluster.

As described in Note 16, for the three stations the Company has committed to sell, the Company has reflected the net revenues and station operating expenses as discontinued operations.

For this acquisition, the aggregate purchase price, including transaction costs of $0.1 million, was allocated as follows and is based upon information available at this time and is subject to change:

Description	Amount	Useful Lives
	(in thousands)

Equipment	$1,557	3 to 15 years
Furniture and equipment	122	5 years
Total tangible assets	1,679

Advertiser lists and customer relationships	27	3 years
Acquired advertising contracts	209	less than 1 year
Broadcasting licenses	21,387	non-amortizing
Goodwill	704	non-amortizing
Total intangible assets	22,327

Assets acquired and held for sale	18,116	non amortizing

Total assets	42,122
Asset retirement liability	25	less than 1 year
Total purchase price	$42,097

The Rochester radio station assets acquired from CBS and held for sale, consist of WRMM-FM and WZNE-FM in the amount of $18.1 million.  The allocation of the purchase price for WRMM-FM and WZNE-FM is included together with the assets of WFKL-FM in the table of assets held for sale in Note 16, Assets Held For Sale And Discontinued Operations.

The following is a summary of the pending transactions that affect the Rochester market:

Radio Stations	Transaction
WBEE-FM; WBZA-FM; WFKL-FM and WROC-AM	Company currently owns and operates these stations
WCMF-FM; WPXY-FM; WRMM-FM and WZNE-FM	Company acquired from CBS on November 30, 2007
WFKL-FM; WRMM-FM and WZNE-FM	Company commits to DOJ to sell these stations

Acquisitions For The Year Ended December 31, 2006

Boston, Massachusetts

On December 29, 2006, the Company acquired the assets of WKAF-FM (formerly WILD-FM), serving the Boston, Massachusetts, radio market for $30.0 million in cash, of which $5.0 million was paid as a deposit on August 21, 2006.  The funds used to complete this transaction were as follows: (1) $23.0 million from funds borrowed under the Company’s senior credit agreement; (2) $5.0 million from the August 21, 2006 deposit; and (3) $2.0 million from available cash. The Company recorded a minimal amount of goodwill, as no employees were hired and no revenue contracts were assumed. With the commencement of the TBA, the Company began simulcasting the format of WAAF-FM (another radio station owned and operated by the Company in this market) on WKAF-FM, thereby providing a complement to the signal coverage of the WAAF-FM format in the Boston metropolitan market. Under the TBA that commenced on August 21, 2006, the Company included the net revenues and station operating expenses in the Company’s consolidated financial statements for the year ended December 31, 2006. There were no TBA fees provided for under the agreement. The Company recorded less than $0.1 million of goodwill, which amount is fully deductible for income tax purposes. Including this transaction, the Company owns and operates five radio stations in the Boston, Massachusetts, radio market.

For this acquisition, the aggregate purchase price, including transaction costs of under $0.1 million, was allocated as follows:

Description	Amount	Useful Lives
	(in thousands)

Equipment	$198	5 years
Total tangible assets	198

Broadcasting licenses	29,791	non-amortizing
Goodwill	15	non-amortizing
Total intangible assets	29,806

Total purchase price	$30,004

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

Acquisitions For The Year Ended December 31, 2005

Greenville, South Carolina

On October 7, 2005, the Company acquired the assets of WROQ-FM, WTPT-FM and WGVC-FM serving the Greenville, South Carolina, radio market for a purchase price of $45.0 million in cash, of which $4.5 million was paid as a deposit on March 21, 2005 and $2.3 million was paid as a deposit on August 17, 2005. Under the ACT, the FCC imposes specific limits on the number of commercial radio stations an entity can own in a single market. In order to comply with the Act, the Company entered into an agreement to sell two of its FM radio stations, WOLI-FM and WOLT-FM (the formats of WOLI-FM and WOLT-FM were simulcasted).  The Company also agreed to sell WSPA-AM, even though this disposition was not required by the Act’s ownership limitations.

The funds used to complete this transaction were as follows: (1) $31.5 million from funds borrowed under the Company’s senior credit facility; (2) $4.5 million and $2.3 million from the deposits of March 21, 2005 and August 17, 2005; and (3) $6.7 million from the proceeds of the sale of WOLI-FM, WOLT-FM and WSPA-AM (see Note 4 below). The Company recorded $6.2 million of goodwill, which amount is fully deductible for income tax purposes. With the acquisition of WROQ-FM, WTPT-FM and WGVC-FM and the disposition of WOLI-FM, WOLT-FM and WSPA-AM, the Company can reach larger audience populations as the acquired stations have improved signal coverage areas as compared to the disposed stations. With the Company’s ability to reach larger listening audiences and the stations’ position in the market, the Company can compete more effectively by increasing the Company’s share of market revenues. Effective with the completed acquisition and disposition, the Company owns seven radio stations serving the Greenville, South Carolina, radio market.

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

Longview, Washington

On March 31, 2005, the Company completed the sale of the radio station assets of KBAM-AM, KEDO-AM, KLYK-FM and KRQT-FM, serving the Longview, Washington, radio market for $2.2 million in cash. The Company recorded a gain on the sale of the assets of less than $0.1 million during the first quarter of 2005. Under a TBA that commenced November 15, 2004, the Company received a TBA fee of less than $0.1 million for the year ended December 31, 2005. The Company sold all of its radio stations in this market, as the market did not fit the Company’s strategic profile.

Seattle, Washington

On January 21, 2005, the Company completed the sale of the radio station assets of KDDS-AM (the call letters were changed from KNWX-AM in December 2004), serving the Seattle, Washington, radio market for $6.0 million in cash.  The Company recorded a gain on sale of assets of $5.5 million during the first quarter of 2005.  Under a TBA that commenced on December 12, 2004, the Company received TBA fees of less than $0.1 million for the year ended December 31, 2005. The Company believes that the elimination of this station did not alter the competitive position of the stations the Company continues to operate in this market.

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

Supplemental Pro Forma Information

The following supplemental pro forma information presents the consolidated results of operations as if any acquisitions which occurred during the period as of January 1, 2006 and as of January 1, 2007 had all occurred as of the beginning of each period presented, after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions occurred as of January 1, 2006. For purposes of this presentation, the data does not reflect on a pro forma basis dispositions of radio stations (other than the disposition of the radio station to Cumulus as the Company has never operated this station and does not expect to operate this station at a future time). In addition, this table: (i) does not reflect the acquired Cincinnati stations on a pro forma basis (effective with the commencement of the TBA with Bonneville on February 26, 2007), as these stations will be exchanged with Bonneville pursuant to an Asset Exchange Agreement; and (ii) does reflect on a pro forma basis the discontinued operations in Rochester. See Note 11, Contingencies And Commitments, for a description of these pending transactions. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Years Ended December 31,
	2007	2006
	(unaudited)
	(amounts in thousands, except per share data)
	Pro Forma	Pro Forma

Net revenues	$478,915	$492,497
Net income (loss)	$(8,727)	$46,622
Net income (loss) per common share - basic	$(0.23)	$1.17
Net income (loss) per common share - diluted	$(0.23)	$1.16

5.             INVESTMENTS

The Company’s investment strategy is to seek long-term strategic investments to enhance its core business. The investments, noted in the table below, are comprised primarily of equity securities for which the Company does not have the ability to exercise significant influence over the operating and financial policies of the investee. These investments are classified as available-for-sale and are carried at fair value based upon quoted market prices or historical cost when quoted market prices are unavailable. The net unrealized gain or loss (net of tax provision) on these investments, is reported in the statements of comprehensive income (loss) and as a separate component of shareholders’ equity. Any net realized gains or losses are reported in the statements of operations. When the Company has determined that the value of the investment is other than temporarily impaired, the Company recognizes, through the statement of operations, a loss on investments.

The following table summarizes the activities of the Company’s investments for the years ended December 31, 2007, 2006 and 2005:

Investments
(amounts in thousands)

Balance as of December 31, 2004	$12,291
Additional investment	76
Recovery of investment	(14)
Divestiture of investment	(3,209)
Fair value or cost adjustments	(2,893)
Balance as of December 31, 2005	6,251
Additional investment	50
Recovery of investment	(29)
Fair value or cost adjustments	(1,405)
Balance as of December 31, 2006	4,867
Additional investment	68
Recovery of investment	(8)
Divestiture of investment	(2,605)
Fair value or cost adjustments	(421)
Balance as of December 31, 2007	$1,901

For The Year Ended December 31, 2007

The Company recorded an unrealized loss of $0.3 million (net of an income tax benefit of $0.1 million) in the statements of comprehensive income (loss). For those investments carried at cost, the fair value was not estimated, as no events or circumstances arose that would indicate a change in the fair value of the investment.

For The Year Ended December 31, 2006

The Company recorded an unrealized loss of $0.9 million (net of an income tax benefit of $0.5 million) in the statements of comprehensive income. For those investments carried at cost, the fair value was not estimated, as no events or circumstances arose that would indicate a change in the fair value of the investment.

For The Year Ended December 31, 2005

The Company recorded a realized gain of $2.8 million in the statements of operations under net gain on investments, which amount contributed to the unrealized loss in the statements of comprehensive income. The Company recorded an unrealized $1.8 million loss (net of an income tax benefit of $1.1 million) in the statements of comprehensive income. For those investments carried at cost, the fair value was not estimated, as no events or circumstances arose that would indicate a change in the fair value of the investment.

Unrealized Gains And Losses As Of December 31, 2007

The following chart reflects the aggregate related fair value of investments as of December 31, 2007, with unrealized gains and/or losses that were segregated by the time period over which the investments were in an unrealized gains and/or losses position, including those cost method investments not evaluated for impairment:

	December 31, 2007
	(amounts in thousands)
		Aggregate Fair Value of Investments
	Total	With Unrealized Gains and/or Losses
	Aggregate	Unrealized Gains		Unrealized (Losses)
	Fair Value of	Less Than	1 year	Less Than	1 year
	Investments	1 Year	or Greater	1 Year	or Greater
Investments carried at fair value	$345	$—	$203	$(421)	$—
Investments at cost where fair value was not estimated	1,556	—	—	—	—
Investments reflected under the equity method	—	—	—	—	—
	$1,901	$—	$203	$(421)	$—

Unrealized Gains And Losses As Of December 31, 2006

The following chart reflects the aggregate related fair value of investments as of December 31, 2006, with unrealized gains and/or losses that were segregated by the time period over which the investments were in an unrealized gains and/or losses position, including those cost method investments not evaluated for impairment:

	December 31, 2006
	(amounts in thousands)
		Aggregate Fair Value of Investments
	Total	With Unrealized Gains and/or Losses
	Aggregate	Unrealized Gains		Unrealized (Losses)
	Fair Value of	Less Than	1 year	Less Than	1 year
	Investments	1 Year	or Greater	1 Year	or Greater
Investments carried at fair value	$3,370	$—	$1,608	$(1,405)	$—
Investments at cost where fair value was not estimated	1,497	—	—	—	—
Investments reflected under the equity method	—	—	—	—	—
	$4,867	$—	$1,608	$(1,405)	$—

6.             DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets, including definite-lived intangible assets, consist of the following for each of the years ended December 31, 2007 and 2006:

	December 31,
	2007	2006	Period of Amortization
	(amounts in thousands)
Debt issuance costs less accumulated amortization of $5,979 in 2007 and $ 4,840 in 2006	$8,340	$5,786	Term of debt
Advertiser lists and customer relationships less accumulated amortization of $536 in 2007 and $518 in 2006	64	15	3 years
Acquired advertising contracts less accumulated amortization of $3,695 in 2007 and $3,078 in 2006	618	—	Less than one year
Software costs less accumulated amortization of $5,221 in 2007 and $5,096 in 2006	2,542	689	3 years
Deferred contracts and other agreements less accumulated amortization of $606 in 2007 and $472 in 2006	1,012	292	Term of contracts

Leasehold premium less accumulated amortization of $848 in 2007 and $773 in 2006	884	534	Term of leases
Note receivable - long term	162	72	Term of notes
Prepaid expenses - long term	1,800	2,000	10 years
Station deposits and acquisition costs	4,572	5,990	Not applicable
Other, less accumulated amortization of $6 in 2007 and $3 in 2006	7	9	5 years
	$20,001	$15,387

The amounts of the amortization expense for deferred charges and other assets, including amortization expense of definite-lived intangible assets as discussed in Note 3 and deferred financing expense, were $3.1 million, $2.1 million and $3.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization expense includes the amortization of computer software costs with an amortization period of three years. The amortization of software costs was $0.5 million, $0.4 million and $0.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding years ended December 31, for deferred charges and other assets:

(amounts in
Years ending December 31,	thousands)
2008	3,610
2009	2,869
2010	2,563
2011	1,877
2012	1,109
Thereafter	1,439
Total	$13,467

7.             INCOME TAXES

Expected Income Tax Rate

Income tax expense computed using the United States federal statutory rates is reconciled to the reported income tax provisions as follows:

	Years Ended December 31,
	2007	2006	2005
	(amounts in thousands)

Federal statutory income tax rate	35%	35%	35%

Computed tax expense (benefit) at federal statutory rates on income (loss) before income taxes (benefit)	$(2,695)	$29,205	$44,600
State income taxes, net of federal benefit	435	3,619	4,349
Nondeductible expenses and other	539	2,772	215
State income tax credit associated with the relocation of studio facilities	(494)	—	—
Change in state income tax rates	2,910	—	—
Income tax provision from continuing operations	$695	$35,596	$49,164

Effective Tax Rate

The Company’s tax rate for the years ended December 31, 2007, 2006 and 2005, including the effect of permanent differences between income (loss) subject to income tax for book and tax purposes, was 9.0%, 42.7% and 38.6%, respectively. If we were to exclude the impairment loss and discrete items of tax in 2007, our income tax expense as a percentage of income from continuing operations would have been similar to the rate in 2006.  The Company’s effective tax rate is higher than the federal statutory rate as a result of the inclusion of state taxes and nondeductible expenses in the income tax provision.

The effective income tax rate of 9.0% on a net loss for 2007 was negatively impacted by discrete items of tax, such as: (1) a $2.9 million increase in taxes due to the commencement of operations in 2007 in states which on average have higher income tax rates than in states in which the Company previously operated and the resulting effect on previously reported temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities; (2) the effect of permanent differences between income subject to income tax for book and tax purposes; (3) limits on the deduction of certain non-cash compensation expense for certain key employees; (4) income taxes in certain states where the states’ current taxable income is dependent on factors other than the Company’s consolidated net income; and (5) the effect of recording changes in the Company’s FIN 48 liabilities for interest and penalties subsequent to adoption of FIN 48 on January 1, 2007. The effective tax rate in 2007 was favorably impacted by a deferred tax asset of $0.5 million (net of a valuation allowance of $0.7 million) from a state income tax credit that resulted from the relocation of certain studio facilities in that state.

The fluctuations in the effective annual rate for these years was also due to: (1) changes in the level of income in any of the Company’s taxing jurisdictions; (2) changes in the statutes and rules applicable to taxable income in the jurisdictions in which we operate; (3) changes in the expected outcome of tax audits; (4) changes in the estimate of expenses that are not deductible for tax purposes; and (5) additional states in which the Company conducts business.

Income Tax Expense

Income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 is summarized as follows:

	Years Ended December 31,
	2007	2006	2005
	(amounts in thousands)
From continuing operations:
Current:
Federal	$(8,549)	$(658)	$10,993
State	(384)	279	785
Total current	(8,933)	(379)	11,778

Deferred:
Federal	8,575	32,452	33,724
State	1,053	3,523	3,662
Total deferred	9,628	35,975	37,386

Total income taxes from continuing operations	$695	$35,596	$49,164

From discontinued operations:
Current:
Federal	$8	$172	$56
State	1	(73)	4
Total current	9	99	60

Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—

Total income taxes from discontinued operations	$9	$99	$60

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

The tax effects of significant temporary differences that comprise the net deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
	(amounts in thousands)
Current deferred tax assets (liabilities):
Employee benefits	$1,760	$1,650
Provision for doubtful accounts	1,079	1,168
Deferred income	(576)	481
Other	(40)	84
Total net current deferred tax assets	2,223	3,383

Non-current deferred tax assets (liabilities):
Property and equipment and intangibles	(245,291)	(234,781)
Share-based compensation	5,076	2,332
Investments - impairments	1,915	1,952
Lease rental obligations	1,081	998
Deferred compensation plan	1,105	721
State income tax credits	1,248	—
State income tax loss carryforward	423	—
Deferred income	110	124
Investments - unrealized loss (gains)	85	(78)
Derivative financial instruments	—	81
Other	279	291
Total gross non-current deferred tax liabilities	(233,970)	(228,360)
Valuation allowance	(1,610)	(845)
Total net non-current deferred tax liabilities	(235,579)	(229,205)
Net non-current deferred tax liabilities	$(233,356)	$(225,822)

Valuation Allowance For Deferred Tax Assets

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

The Company’s net current deferred tax assets as of December 31, 2007 and 2006 were $2.2 million and $3.4 million, respectively. As required under the provisions of SFAS No. 109, the Company establishes a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In assessing a valuation allowance for deferred tax assets, the Company estimates future taxable income and provides a valuation allowance when the deferred tax asset is less likely to be recovered. As of December 31, 2007 and 2006, the Company has a valuation allowance of $1.6 million and $0.8 million, respectively. The valuation allowance as of December 31, 2007 was primarily due to: (1) a ten-year limitation for tax purposes on the ability of the Company to realize an income tax credit in a certain state; and (2) a five-year limitation for tax purposes of recognizing an investment loss for federal and state income tax purposes, as only investment gains can be used to offset these losses.

The following table presents the changes in the deferred tax asset valuation allowance for the years ended December 31, 2007, 2006 and 2005:

	(amounts in thousands)
		Additions
	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	From	End of
Deferred Tax Asset Valuation Allowance	Year	Expenses	Reserves	Year
December 31, 2007	$845	$765	$—	$1,610
December 31, 2006	650	195	—	845
December 31, 2005	650	—	—	650

Based upon the years in which taxable temporary differences are anticipated to reverse, at December 31, 2007, management believes it is more likely than not that the Company will realize the benefits of the deductible differences. Accordingly, the Company believes that no additional valuation allowances are required for the current and deferred tax assets as of December 31, 2007.

FIN 48, Uncertain Tax Positions

On July 13, 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” which provides guidance on the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions that a company has taken or expects to take on a tax return.  Under FIN 48, financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts. FIN 48 requires application of a more likely than not threshold to the recognition and the reversal of recognition of uncertain tax positions. FIN 48 permits the Company to recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change. The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to FIN 48 represents an unrecognized tax benefit.  An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities. This interpretation also revises the disclosure requirements and was effective for the Company as of January 1, 2007.

As a result of the Company’s evaluation of FIN 48 and its effect on the Company’s financial position, results of operations and cash flows, on January 1, 2007, the Company recorded $1.8 million in expense that was recorded to retained earnings (net of taxes) as a cumulative effect of an accounting change to the Company’s retained earnings. Of this amount, $1.1 million (net of taxes) represented interest and penalties. For the year ended December 31, 2007, interest and penalty expense of $0.2 million was reflected in the consolidated statement of operations as an adjustment to income tax expense rather than as an expense that would precede income before income taxes. As of December 31, 2007, interest and penalty liabilities were $1.3 million. Together with the previously recorded tax contingencies of $2.2 million as of December 31, 2006, the Company’s FIN 48 liabilities were $4.2 million and $4.0 million as of December 31, 2007 and January 1, 2007, respectively, which amounts were recorded in the consolidated balance sheets as long-term tax liabilities. In addition, due to the increase in the FIN 48 liabilities since adoption on January 1, 2007, $0.2 million in income tax expense was included in the Company’s consolidated statements of operations for the year ended December 31, 2007. The impact of FIN 48 to the Company’s effective tax rate was minimal in 2007. The Company reviews its estimates on a quarterly basis and any change in its FIN 48 liabilities will result in an adjustment to its income tax expense in the consolidated statement of operations in each period measured. The Company anticipates that there will be no immediate impact on its cash flows.

The following table presents the gross amount of changes in unrecognized tax benefits under FIN 48 for the year ended December 31, 2007 (in thousands):

Reconciliation Of Unrecognized Tax Benefits
Year Ended
December 31,
2007
Assets
(Liabilities)
Beginning of year balance	(3,516)
Prior year positions
Gross increases	—
Gross decreases	63
Current year positions
Gross increases	(95)
Gross decreases	188
Settlements with tax authorities	—
Reductions due to statute lapse	—
End of year balance	$(3,360)

The gross amount of the Company’s unrecognized tax benefits as of January 1, 2007 and December 31, 2007 were $3.5 million and $3.4 million, respectively, that if recognized, would impact the Company’s effective income tax rate in the period of recognition. The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons including the expiration of statutes of limitations, audit settlements, tax examination activities and the recognition and measurement considerations under FIN 48. The Company does not believe that the total amount of the unrecognized tax benefits will significantly increase or decrease over the next twelve months.

Federal And State Income Tax Audits

The Company is subject to federal and state income tax audits from time to time that could result in proposed assessments. The Company cannot predict with certainty how these audits will be resolved and whether the Company will be required to make additional tax payments, which may or may not include penalties and interest.  As of December 31, 2007, the Company is subject to audit by the Internal Revenue Service for the tax years of 2004 through 2006. For most states where the Company conducts business, the Company is subject to examination for the preceding three to six years. In certain states, the period could be longer.

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

8.             LONG-TERM DEBT

Long-term debt was comprised of the following at December 31, 2007 and 2006:

	December 31,
	2007	2006
	(amounts in thousands)

Bank Revolver, due August 12, 2009 (A)	$823,500	$526,000
Senior Subordinated Notes, due March 1, 2014 (B)	150,000	150,000
Other	218	239
Total	973,718	676,239
Amounts due within one year	(21)	(20)
Total long-term debt	$973,697	$676,219

(A) Senior Debt

New Credit Agreement Or “Bank Facility”

On June 18, 2007, the Company entered into a new credit agreement (the “Bank Facility”) with a syndicate of banks for a $1,050.0 million senior secured credit facility that matures on June 30, 2012 and is comprised of $650.0 million in revolving credit (“Revolver”) and a $400.0 million term loan (“Term A”). The Company used the proceeds of $400.0 million from the Term A and $152.0 million from the Revolver to pay all of the outstanding debt under the Company’s former senior credit facility and the transaction costs of the Bank Facility. The Term A principal reduces beginning September 30, 2009 in quarterly amounts starting at $15.0 million and increasing to $60.0 million. The Bank Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly owned subsidiaries (see Note 8(F), Guarantor Financial Information). The Bank Facility requires the Company to comply with certain financial covenants and leverage ratios which are defined terms within the agreement, including: (1) Total Debt to Operating Cash Flow; and (2) Operating Cash Flow to Interest Expense. Based on the Company’s leverage ratio, the interest rate under the Bank Facility can be: (a) the Eurodollar rate plus a rate that ranges from 0.50% to 1.13%; or, (b) the greater of prime rate plus a rate that ranges from 0.0% to 0.13% or the federal funds rate plus a rate that ranges from 0.50% to 0.63%. The Company also pays a commitment fee that varies, depending on the Company’s leverage ratio and the amount of the unused commitment, to a maximum of 0.35% per year on the average unused balance of the Revolver.

As of December 31, 2007, the Company had $823.5 million, as well as a $1.5 million letter of credit, outstanding under the Bank Facility. Subject to covenant compliance at the time of each borrowing, the amount available under the Revolver as of December 31, 2007 was $225.0 million.  Management believes that, as of December 31, 2007, the Company was in compliance with all financial covenants and all other terms of the Bank Facility. It is anticipated that there will not be any borrowings necessary to consummate closing on any of the pending transactions as described under Note 11, Contingencies And Commitments, as any borrowings would be conditioned on compliance under the Bank Facility at the time of closing. The weighted average interest rate under the senior debt at December 31, 2007 and 2006, before taking into account the subsequent year’s impact of the Company’s outstanding derivative interest rate instrument, was 5.7% and 6.5%, respectively.

Former Credit Agreement Or “Bank Revolver”

On December 8, 2006, the Company amended its August 12, 2004 credit agreement (the “Bank Revolver”) with a syndicate of banks that primarily provided for: (1) a modification to one of the Bank Revolver’s restrictive covenants that increased the maximum permitted Total Debt to Operating Cash Flow; and (2) an increase in the Bank Revolver to $900.0 million from $800.0 million.

On September 22, 2006, the Company amended its Bank Revolver with a syndicate of banks that provided for the elimination of a provision that would have required the Company to enter into certain interest rate transactions to hedge a portion of its variable rate debt.

The Bank Revolver was secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s 100% owned subsidiaries (see Note 8(F), Guarantor Financial Information). The Bank Revolver required the Company to comply with certain financial covenants and leverage ratios which were defined terms within the agreement, including: (1) Total Debt to Operating Cash Flow; (2) Operating Cash Flow to Interest Expense; and (3) Operating Cash Flow to Fixed Charges. Upon the occurrence of certain events, the Company’s borrowing costs could increase to a maximum of: (a) the Eurodollar rate plus 1.50%; or (b) the greater of the prime rate plus 0.5% or the federal funds rate plus 1.0%. The interest payable on the Eurodollar rate was payable at the end of the selected duration. The Company also paid a commitment fee that varied, depending on certain financial covenants and the amount of the unused commitment, to a maximum of 0.375% per annum on the average unused balance of the Bank Revolver. As of December 31, 2006, the Company had $526.0 million outstanding, as well as a $0.8 million Letter of Credit, under the Bank Revolver.

Year Ended December 31, 2007

In connection with the replacement of the Bank Revolver with the Bank Facility, the Company: (1) recorded $0.5 million of the Bank Revolver’s unamortized deferred financing costs as a loss on early extinguishment of debt in other expense to the statement of operations for the year ended December 31, 2007; (2) deferred $2.2 million of the Bank Revolver’s unamortized deferred financing expenses that will be amortized under the effective interest rate method over the life of the Bank Facility; and (3) recorded $4.6 million of deferred financing expenses related to the Bank Facility that will be amortized under the effective interest rate method over the life of the Bank Facility.

Year Ended December 31, 2006

In connection with an amendment to the Bank Revolver on December 8, 2006, the Company determined that the following costs would be amortized over the then remaining life of the Bank Revolver: (a) unamortized deferred financing expenses as of the date of the amendment of $2.6 million; and (b) financing costs of $0.7 million in connection with the second amendment.

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

Interest on the Notes, which are in denominations of $1,000 each, accrues at the rate of 7.625% per annum and is payable semi-annually in arrears on March 1 and September 1. The Company may redeem the Notes at an initial redemption price of 103.813% of their principal amount plus accrued interest. The Notes are unsecured and rank junior to the Company’s senior indebtedness. In addition to the parent, Entercom Communications Corp., all of the Company’s other subsidiaries have fully and unconditionally guaranteed jointly and severally these Notes (“Subsidiary Guarantors”) (see Note 8(F), Guarantor Financial Information). Under certain covenants, the Subsidiary Guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Notes, and the Subsidiary Guarantors cannot incur additional indebtedness under certain restrictive covenants.

(C) Interest Rate Transactions

The Company enters into interest rate transactions with different banks to diversify its risk associated with interest rate fluctuations against the variable rate debt under the Bank Facility and to comply with certain covenants under the Bank Facility. These transactions are accounted for in accordance with SFAS No. 133, as amended and interpreted (see Note 9). Under these transactions, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt.  As of December 31, 2007, the Company had an interest rate transaction outstanding that was entered into in February 1998 with a notional amount of $30.0 million and that expires in February 2008, which effectively fixes the interest at a rate of 5.8% on borrowings equal to the total notional amount.  See Note 17, Subsequent Events, in the accompanying notes to the consolidated financial statements for a discussion of recent derivative transactions.

(D) Aggregate Principal Maturities

Aggregate principal maturities on the Company’s outstanding debt are as follows:

Years ending December 31:	(amounts in thousands)
2008	$22
2009	30,023
2010	80,025
2011	170,027
2012	543,529
Thereafter	150,092
Total	$973,718

(E) Outstanding Letters Of Credit

The Company is required to maintain a letter of credit, primarily in connection with insurance coverage as described in Note 11.  As of December 31, 2007, the amount of the outstanding letter of credit was $1.5 million.

(F) Guarantor Financial Information

Entercom Radio, LLC (“Radio”), which is a 100% owned finance subsidiary of Entercom Communications Corp., holds the ownership interest in various subsidiary companies that own the operating assets, including broadcasting licenses, permits and authorizations.  Radio is the borrower of: (1) the Company’s senior debt under the Bank Facility (Radio was also the borrower under the former credit facility, the Bank Revolver); and (2) the Company’s 7.625% Senior Subordinated Notes.  Entercom Communications Corp. and each of its direct and indirect 100% owned subsidiaries (other than Radio) is a guarantor of such debt.  Separate condensed consolidating financial information is not included as Entercom Communications Corp. does not have independent assets or operations, Radio is a 100% owned finance subsidiary of Entercom Communications Corp., and all guarantees by Entercom Communications Corp. and its subsidiaries are full, unconditional, joint and several.

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

9.             DERIVATIVE AND HEDGING ACTIVITIES

Periodically, the Company enters into derivative financial instruments, including interest rate exchange agreements, to manage its exposure to fluctuations in interest rates under the Company’s former and current variable rate credit facilities. See Note 8(A).

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

Non-Hedge Accounting Treatment

During the years ended and as of December 31, 2007, 2006 and 2005, the Company had a derivative outstanding with a notional amount of $30.0 million that did not qualify for hedge accounting treatment. For the years ended December 31, 2007, 2006 and 2005, the Company recorded to the statement of operations gains of $0.2 million, $0.4 million and $1.3 million, respectively, under net gain on derivative instruments. In addition, the Company has reflected these amounts in the consolidated statement of cash flows under net cash provided by operating activities.

Hedge Accounting Treatment

During the years ended December 31, 2007, 2006 and 2005, the Company had no derivatives that qualified for hedge accounting treatment.  See Note 17, Subsequent Events, in the accompanying notes to the consolidated financial statements for a discussion of recent derivative transactions.

10.          FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments is determined using the best available market information and appropriate valuation methodologies.  Considerable judgment is necessary, however, in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange, or the value that ultimately will be realized upon maturity or disposition.  Additionally, because of the variety of valuation techniques permitted under SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” comparability of fair values among entities may not be meaningful (see Note 2, Recent Accounting Pronouncements, FAS No. 157, “Fair Value Measurements,” for a discussion of changes to fair value measurements for assets and liabilities that are effective for the Company as of January 1, 2008).  The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

The following methods and assumptions were used to estimate the fair value of financial instruments, for which it was practicable to estimate that value:

(a) Cash and cash equivalents, accounts receivable and accounts payable, including accrued liabilities: The carrying amount of these assets and liabilities approximates fair value because of the short maturity of these instruments.

(b) Senior Credit Agreement: The amounts outstanding as of December 31, 2007 and 2006 bear interest at current market rates and the carrying amounts approximate fair market value.

(c) Interest rate swap: The fair value for the interest rate swap contract was estimated by obtaining quotations from brokers. The fair value is an estimate of the amount that the Company would pay at the reporting date if the contracts were transferred to another party or cancelled by either party. As of December 31, 2007 and 2006, the fair values of these contracts were liabilities of $0.1 million and $0.2 million, respectively.

(d) Investments: Management believes that the carrying amount of the investments approximates fair value.

(e) 7.625% Senior Subordinated Notes: The fair values of the Company’s 7.625% Senior Subordinated Notes, as of December 31, 2007 and 2006, were $144.9 million and $150.4 million, respectively, which were based on available market prices. As of December 31, 2007 and 2006, the carrying values of the Notes were $150.0 million.

(f) Outstanding Letters of Credit: The Company had a letter of credit outstanding in the amount of $1.5 million and $0.8 million as of December 31, 2007 and 2006, respectively.  The Company does not believe it is practicable to estimate the fair value of this financial instrument and does not expect any material loss from the resolution since performance is not likely to be required.

11.          CONTINGENCIES AND COMMITMENTS

Contingencies

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, property, director and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering claims experience, demographic factors, severity factors, outside expertise and other actuarial assumptions. Under one of these policies, the Company is required to maintain a letter of credit in the amount of $1.5 million (as referred to in Note 8, Long-Term Debt).

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

In connection with the FCC’s investigation of sponsorship identification practices at several media companies, on April 13, 2007, the Company entered into a settlement with the FCC in the form of a Consent Decree, and the Company paid $4.0 million, which amount was recorded in 2006 in the Company’s consolidated statements of operations under corporate general and administrative expenses. The Company’s settlement with the FCC did not include any admission of any liability.

The Company could face increased costs in the form of fines and a greater risk that the Company could lose any one or more of its broadcasting licenses if the FCC concludes that programming broadcast by a Company station was obscene, indecent or profane and such conduct warrants license revocation.  As of July 2007, the FCC’s authority to impose a fine for the broadcast of such material was increased to $325,000 for a single incident, with a maximum fine of up to $3.0 million for a continuing violation. In the past, the FCC has issued Notices of Apparent Liability and a Forfeiture Order with respect to several of the Company’s stations proposing fines for certain programming which the FCC deemed to have been “indecent.” These cases are the subject of pending administrative appeals. The FCC has also commenced several other investigations based on allegations received from the public that some of the Company’s stations broadcast indecent programming.  The Company has cooperated in these investigations, which remain pending.  The Company estimates that the imposition of the proposed fines would not materially impact the Company’s financial position, results of operations or cash flows.

The Company has filed, on a timely basis, renewal applications for those radio stations for which their radio broadcasting licenses are subject to renewal with the FCC. Certain licenses were not renewed prior to the renewal date, which is not unusual. The Company continues to operate these radio stations under their existing licenses until the licenses are renewed.  The FCC may delay the renewal pending the resolution of open inquiries. The stations are authorized, however, to continue operations until the FCC acts upon the renewal application.

The Company’s six radio stations located in New Orleans, Louisiana, were affected by Hurricane Katrina and the subsequent flooding. The Company recently completed the relocation and construction of new studio and office facilities. The Company is also completing the strengthening of certain of its transmitter facilities to better withstand a similar event of this nature. During the year ended December 31, 2007, the Company recovered under its insurance policies $1.8 million of the estimated $5.9 million in construction costs described above. The Company cannot, however, determine at this time if any additional amounts will be recoverable under the Company’s insurance policies.

On May 19, 2003, the Company acquired the assets of radio station KWOD-FM, Sacramento, California, from Royce International Broadcasting Corporation (“Royce”) for a purchase price of $21.2 million in cash. The Company successfully secured the assets of KWOD-FM through court-ordered specific performance of the agreement. The order granting specific performance and ordering the transfer of the station and the court’s determination that the Company was entitled to $3.8 million in damages as an offset against the original $25.0 million purchase price are now final.

The Company is subject to various outstanding claims that arose in the ordinary course of business and to other legal proceedings. In the opinion of management, any potential liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

Commitments

The Company is committed to invest $1.0 million in an investment partnership fund focused on minority-owned businesses of which $0.2 million remains unfunded as of December 31, 2007.

Rental expense is incurred principally for office and broadcasting facilities. Rental expense during the years ended December 31, 2007, 2006 and 2005 was approximately $12.0 million, $9.9 million and $9.3 million, respectively.

The Company also has various commitments under the following types of contracts: (1) operating leases; (2) sports programming; (3) on-air talent; (4) music royalty fees; and (5) other operating contracts with aggregate minimum annual commitments as of December 31, 2007 as follows:

	Operating	Sports	On-Air	Music	Other
	Leases	Programming	Talent	Royalty Fees	Contracts	Total
	(amounts in thousands)

Years ending December 31:
2008	12,222	12,510	30,779	14,920	12,278	82,709
2009	11,137	13,156	20,720	15,517	11,931	72,461
2010	10,140	14,160	12,546	—	4,379	41,225
2011	8,446	15,165	7,657	—	831	32,099
2012	7,238	15,085	5,015	—	752	28,090
2013 through 2023	27,593	68,000	1,483	—	999	98,075
	$76,776	$138,076	$78,200	$30,437	$31,170	$354,659

Pending Radio Station Exchanges And Dispositions

Pending Exchange:  Cincinnati, Ohio; Seattle, Washington; And San Francisco, California

On January 17, 2007, the Company entered into an agreement with Bonneville to exchange certain radio stations in Cincinnati, Ohio, and Seattle, Washington, for certain radio stations in San Francisco, California, and $1.0 million in cash. Concurrently with entering into the asset exchange agreement, the Company also entered into two TBAs.  Pursuant to these TBAs, on February 26, 2007, the Company commenced operations of the San Francisco stations and Bonneville commenced operations of the Cincinnati and Seattle stations. During the period of the TBA, the Company: (i) includes net revenues and station operating expenses associated with operating the San Francisco stations in the Company’s consolidated financial statements; and (ii) excludes net revenues and station operating expenses associated with operating the Cincinnati stations and three of the Seattle stations in the Company’s consolidated financial statements. TBA income and TBA fees were equal in amount under the TBA agreements (other than the first three months where TBA income exceeds TBA expense by $0.3 million). The fair value of the assets to be acquired in exchange for the assets disposed of will be accounted for under SFAS No. 153, “Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29,” and is expected to result in a fair value of $220.0 million (based upon information available at this time and is subject to change). The Company does not anticipate that cash will be required to complete this transaction. Upon completion of the transactions described herein, the Company will: (1) own three stations in San Francisco, a new market for the Company; (2) continue to own and operate four radio stations in the Seattle market; and (3) exit the Cincinnati market. The Company expects that this transaction, which is subject to FCC approval, will close in the first half of 2008. Upon closing of this transaction, the Company expects to report a gain in excess of $10.0 million.

As of December 31, 2007, the Seattle assets are reflected as assets held for sale under the provisions of SFAS No. 144 (see Note 16 for further discussion) and the Cincinnati assets are included in the Company’s deconsolidated subsidiary under the provisions of FIN 46R, as described below.  Under the provisions of SFAS No. 144, the pending sale of the Cincinnati stations met the criteria to classify the station’s operations as discontinued, effective upon the closing of the transaction to acquire the Cincinnati assets from CBS and Cumulus (see Note 4) on November 30, 2007 and December 5, 2007, respectively.

During the period subsequent to acquisition of the Cincinnati stations, there were no revenues or station operating expenses reported by the Company, as Bonneville continued to operate these stations pursuant to a TBA. See Note 12 below for applicability of FIN 46R.

The following is a summary of those radio stations that are included in the exchange:

Markets	Radio Stations	Transactions
San Francisco, CA	KDFC-FM; KBWF-FM (formerly KMAX-FM); and KOIT-FM	Company acquires from Bonneville
Seattle, WA	KBSG-FM; KIRO-AM; and KTTH-AM	Company disposes to Bonneville
Cincinnati, OH	WKRQ-FM; WUBE-FM; WYGY-FM (formerly WAQZ-FM); WGRR-FM	Company acquired from CBS on November 30, 2007
Cincinnati, OH	WGRR-FM	Company disposed to Cumulus on December 5, 2007
Cincinnati, OH	WSWD-FM (formerly WYGY-FM and WPRV-FM)	Company acquired from Cumulus on December 5, 2007
Cincinnati, OH	WKRQ-FM; WSWD-FM; WUBE-FM; WYGY-FM (formerly WAQZ-FM)	Company disposes to Bonneville

The Applicability Of FIN 46R To The Pending Disposition Of The Cincinnati Radio Stations

The provisions of Financial Interpretation No. 46R include any variable interest entities that are required to be consolidated by the primary beneficiary (see Note 2). In connection with this transaction, the Company determined that FIN 46R was applicable as the buyer, Bonneville, has a variable interest in and is the primary beneficiary of the Company’s subsidiary that holds the Cincinnati assets. As the primary beneficiary, the buyer could incur the expected losses that could arise from the variability of the fair value of variable interest entity. As a result, the Company deconsolidated the assets of those entities holding the Company’s Cincinnati, Ohio assets into a balance sheet classification of an investment in deconsolidated subsidiaries in the amount of $119.3 million. The investment in deconsolidated subsidiaries reflects the fair value of all of the assets and liabilities of the variable interest entity that contains the assets that will be disposed of under the asset purchase agreement. Either party may terminate this agreement, without financial risk, if the transaction is not completed within a definite time period.

The following table presents the fair value of the major classes of assets of the entities holding the assets that were deconsolidated as of December 31, 2007:

December 31,
Description of Assets and Liabilities	2007
(amounts in
thousands)

Equipment	$4,055
Furniture and fixtures	392
Leasehold improvements	50
4,497

Broadcasting licenses	109,419
Goodwill	3,771
Deferred charges and other assets	1,563
Total	$119,250

Pending Disposition: Rochester, New York

In connection with certain radio station assets acquired from CBS on November 30, 2007 (see Note 4, Acquisitions And Dispositions), the Company is required by the DOJ to divest three FM radio stations in this market. The Company received a temporary waiver of the FCC’s ownership rules that allowed the Company to acquire all of the CBS Rochester stations, subject to the requirement to divest three stations under the agreement with the DOJ. Upon the expected sale of these stations, the Company will own five radio stations in this market.

As described under Note 4, for the three stations the Company has committed to sell, WRMM-FM, WZNE-FM and WFKL-FM, the Company has reflected the net revenues and station operating expenses as discontinued operations. See Note 16, Assets Held For Sale And Discontinued Operations for further discussion. The Company can not determine at this time if there will be gain or loss on the disposition of these assets.

Pending Disposition: Austin, Texas

On February 20, 2007, the Company entered into an agreement to sell KLQB (formerly KXBT-FM) in Austin, Texas, for $20.0 million in cash, of which $1.0 million was received as a deposit. The Company also entered into a TBA that commenced on February 26, 2007. The Company believes that the divestiture of this station will not alter the competitive position of the remaining three stations the Company currently operates in this market. The Company completed this transaction on January 15, 2008 and expects to report no gain or loss on this sale in the first quarter of 2008 (see Note 16, Assets Held For Sale And Discontinued Operations).

Pending Disposition: Portland, Oregon

On January 31, 2007, the Company entered into an agreement to sell KTRO-AM (formerly KKSN-AM) in Portland, Oregon, for an amount between $4.2 million and $4.5 million in cash, which amount depends on the Company’s compliance with certain conditions. Concurrently with entering into the agreement, the Company also entered into a TBA that was effective on February 1, 2007. The Company believes that the divestiture of this station will not alter the competitive position of the remaining six stations the Company currently operates in this market.  Upon closing of this transaction, which is subject to FCC approval, the Company expects that there will be no gain or loss on the sale of these assets.

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

The Company enters into indemnification agreements in the ordinary course of business. Under these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has not recorded liabilities for these agreements as of December 31, 2007.

Under the Company’s Bank Facility, the Company is required to reimburse lenders for any increased costs that they may incur in an event of a change in law, rule or regulation resulting in their reduced returns from any change in capital requirements. The Company cannot estimate the potential amount of any future payment under this provision, nor can the Company predict if such an event will ever occur.

In connection with many of the Company’s acquisitions, the Company enters into time brokerage agreements, or local marketing agreements for specified periods of time, usually six months or less, whereby the Company indemnifies the owner and operator of the radio station, their employees, agents and contractors from liability, claims and damages arising from the activities of operating the radio station under such agreements. The maximum potential amount of any future payments the Company could be required to make for any such previous indemnification obligations is indeterminable at this time. The Company has not, however, previously incurred any significant costs to defend lawsuits or settle claims relating to any such indemnification obligation.

12.          SHAREHOLDERS’ EQUITY

Company Share Repurchase Programs

The Company’s Board of Directors has authorized in the past, and may authorize in the future, share repurchase programs for the purchase of Class A common stock over a defined period of time. Any repurchases under these programs may be made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or from time to time without prior notice.  All shares repurchased are immediately restored to authorized but unissued status and any excess of cost over par value is charged entirely to paid-in-capital.

Under the repurchase programs identified below, for the years ended December 31, 2007 and 2006, 2.2 million shares in the amount of $55.0 million at an average price of $25.28 and 3.5 million shares in the amount of $100.5 million at an average price of $28.98 were repurchased, respectively.

May 8, 2006 Program

Under the May 8, 2006 share repurchase program, which the Company’s Board of Directors extended on May 3, 2007 for an additional one year period to May 7, 2008, $40.2 million remained authorized as available for repurchase at December 31, 2007.  As of February 12, 2008, $40.2 million remained authorized as available for repurchase.

All Share Repurchase Programs

Under the Company’s previous share repurchase programs, during 2007, 2006 and 2005, the Company purchased an aggregate of 11.4 million shares in the amount of $343.9 million at an average price of $30.06 per share.

Conversion Of Class B Common Stock

Shares of Class B common stock are transferable only to Joseph M. Field, David J. Field, certain of their family members or trusts for any of their benefit. Upon any other transfer, shares of Class B common stock automatically convert into shares of Class A common stock on a one-for-one basis.

During the years ended December 31, 2007 and 2006, Joseph M. Field contributed to charitable entities 439,273 shares and 225,000 shares of Class B common stock, respectively. Upon the transfer of the stock, the shares were automatically converted to shares of Class A common stock.

Dividends

The following table presents a summary of the Company’s dividend activity, which commenced during the first quarter of 2006:

Amount
Per
Payment	Common
Date	Share
December 17, 2007	$0.38
September 28, 2007	$0.38
June 28, 2007	$0.38
March 28, 2007	$0.38
December 15, 2006	$0.38
September 29, 2006	$0.38
June 29, 2006	$0.38
March 30, 2006	$0.38

Dividend Equivalents

Grants of restricted stock units made on and after April 6, 2006 included the right, upon vesting, to receive a dividend equivalent amount equal to the aggregate of all dividends which would have been paid on the restricted stock units. The dividend equivalent amount, accrued and unpaid on unvested restricted stock units, was $2.8 million and $1.0 million as of December 31, 2007 and 2006, respectively.  The amount paid during the year ended December 31, 2007 was $0.1 million (see Note 2, Recent Accounting Pronouncements – EITF No. 06-11, “Accounting for Income Tax Benefits of Dividends for Share-Based Awards,” for a discussion of the tax treatment of these payments).

Repurchases Of Vested Restricted Stock Units

Upon the vesting of restricted stock units, there is a taxable event to the employee that requires the withholding of taxes from the employee. Upon vesting, an employee can elect to have the Company withhold shares of stock in an amount sufficient to cover the employee’s tax withholding obligations.  As a result of such elections by the Company’s employees during the year ended December 31, 2007, the Company is deemed to have repurchased 43 thousand shares of stock.   The Company has recorded $1.3 million as a financing activity in the consolidated statements of cash flows for the year ended December 31, 2007.

13.          EMPLOYEE SAVINGS AND BENEFIT PLANS

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”).  The Purchase Plan allows the participants to purchase shares of the Company’s Class A common stock equal to 85% of the market value of such shares on the purchase date.  Under the Purchase Plan, the purchase of stock is limited to the lesser of an amount not to exceed 10% of an employee’s annual gross earnings or an annual maximum limitation of $25,000 per employee.  Pursuant to this plan, the Company does not record compensation expense on the difference between the market value and the purchase price, as this plan was designed to meet the requirements of Section 423(b) of the Internal Revenue Code. During the years ended December 31, 2007, 2006 and 2005, employees purchased 22,525 shares, 21,696 shares and 18,540 shares of Class A common stock, respectively.  The number of shares of common stock reserved for issuance under the Purchase Plan, which is subject to other limitations under the Compensation Plan, was 1.9 million shares, leaving a balance of 1.7 shares available for purchase as of December 31, 2007.

Under the provisions of SFAS No. 123R, the Company reflected the 15% employee discount in the Company’s consolidated statements of operations as a non-cash expense.  For the years ended December 31, 2007, 2006 and 2005, the amount of the discount allowed under the Purchase Plan was approximately $0.1 million in each year.

401(k) Savings Plan

The Company has a retirement plan which is intended to be qualified under Section  401(k) of the Internal Revenue Code. The Plan is a defined contribution plan, available to all eligible employees, and allows participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The Plan also allows the Company to make discretionary matching contributions. The Company may, at its discretion, reduce or suspend future matching contributions. The Company contributed approximately $2.0 million, $1.9 million and $2.0 million under the 401(k) plan for the years ended December 31, 2007, 2006 and 2005, respectively.

Deferred Compensation Plans

Under two separate deferred compensation plans, the Company provides certain of the Company’s employees and the Board of Directors with an opportunity to defer a portion of their compensation on a tax-favored basis. The obligations by the Company to pay these benefits under the plans represent unsecured general obligations that rank equally with the Company’s other unsecured and unsubordinated indebtedness. As of December 31, 2007 and 2006, $2.8 million and $1.9 million, respectively, were deferred under these plans and were included in other long-term liabilities in the consolidated balance sheets. For the years ended December 31, 2007, 2006 and 2005, the Company recorded $0.2 million, $0.2 million and an amount less than $0.1 million, respectively, as unfunded compensation expense in Corporate General and Administrative Expense. As of December 31, 2007 and 2006, the Company also recorded a deferred tax asset of $1.1 million and $0.7 million, respectively, in connection with this liability, as the tax benefit of the deferred tax asset is not realized for tax purposes until the liability is paid.

14.          SHARE BASED COMPENSATION

Equity Compensation Plan

Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.  The restricted stock units and options that have been issued vest over periods of up to four years. The options expire ten years from the date of grant. The Company issues new shares of Class A common stock upon the exercise of stock options and the issuance of restricted stock (or restricted stock units).

On January 1 of each year, the number of shares of Class A common stock authorized under the Plan is increased by 1.5 million, or a lesser number as may be determined by the Company’s Board of Directors. On November 13, 2007 and on November 16, 2006, the Company’s Board of Directors determined that no additional shares would be added on January 1, 2008 and on January 1, 2007, respectively. As of December 31, 2007, 1.6 million shares are available for future grant.

SFAS No. 123R

On January 1, 2006, the Company adopted SFAS No. 123R, as revised, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. SFAS No. 123R superseded the Company’s previous accounting under APB Opinion No. 25. In March 2005, the SEC issued SAB No. 107 relating to SFAS No. 123R. The Company applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

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

Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the years ended December 31, 2007 and 2006 included compensation expense for share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R and compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. The Company used the straight-line single option method for recognizing compensation expense under SFAS No. 123 and SFAS No. 123R. For the years ended December 31, 2007 and 2006, stock-based compensation expense, which is based on awards ultimately expected to vest, was reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Under the provisions of SFAS No. 123, for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The Company chose to use the modified prospective application implementation strategy. Accordingly, the financial statements for the year ended December 31, 2005 were not restated, but disclosure of the pro forma effect on net income for the year ended December 31, 2005, prior to adoption of SFAS No. 123R, is included in Note 2, Significant Accounting Policies - Share-Based Compensation.

Restricted Stock Units

The fair value of restricted stock units with service conditions is estimated based on the market value stock price on the date of the grant, and the fair value of restricted stock units with service and market conditions is estimated using a lattice model as described below.

Restricted Stock Units With Service And Market Conditions

During the year ended December 31, 2007, the Company issued to its Chief Executive Officer 112,500 units of restricted stock with service and market conditions. The vesting of these shares is based upon the performance of the Company’s stock compared to certain other companies over a three-year measurement period. The market condition allows for vesting of portions of the award if certain shareholder performance targets are met.

In connection with the renewal on December 19, 2007 of an employment agreement with one of the Company’s executive officers, the market conditions were removed for 35,000 restricted stock units that were originally issued during the year ended December 31, 2006 (see the paragraph below for a description of the restricted stock units as originally issued).  Under modification accounting, the removal of this market condition resulted in additional non-cash compensation expense of $0.5 million, which will be recognized over the remaining service period.

As of December 31, 2007, none of the Company’s restricted stock units with service and market conditions vested, as the applicable milestones have not been reached. The compensation expense is recognized even if the market conditions are not satisfied and are only reversed in the event the service period is not fulfilled.

During the year ended December 31, 2006, the Company issued to its executive officers an aggregate of 240,000 units of restricted stock with service and market conditions. These shares vest based on the achievement of market conditions, which are specified stock price appreciation milestones over a period less than four years. Shares will vest if a particular milestone is reached and maintained, based upon the closing price of the Company’s stock on the New York Stock Exchange for ten consecutive trading days. The market condition allows for vesting of portions of the award as each milestone is reached.

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

Expected Volatility Term Structure - The Company estimated the volatility term structure using: (1) the historical volatility of its stock; and (2) the implied volatility provided by its traded options from a trailing month’s average of the closing bid-ask price quotes.

Risk-Free Interest Rate - The Company estimated the risk-free interest rate based upon the implied yield available on U.S. Treasury issues using a constant maturity treasury bond rate as of the date of grant.

Expected Dividend Yield - The Company calculated the expected dividend yield at the time of grant based upon the Company’s most recent quarterly dividend of $0.38 per common share and the Company’s stock price on the date of grant.

The specific assumptions of the Company  for the periods indicated are as follows:

	Years Ended December 31,

	2007	2006

Expected Volatility Structure	23% to 27%	19% to 23%
Risk-Free Interest Rate	4.6% to 5.1%	5.1%
Expected Dividend Yield	7.2%	5.3%

The weighted average fair value of the restricted stock units with service and market conditions was $8.70 per share for the year ended December 31, 2007 and is amortized over a period of three years.

The weighted average fair value of the restricted stock units with service and market conditions was $11.89 per share for the year ended December 31, 2006 and is amortized over a derived service period of 14 months (using the Monte Carlo simulation model to calculate a range of possible future stock prices for the Company). If vesting occurs as a result of market performance of the Company’s common stock, the compensation expense related to the vested awards that have not previously been amortized is recognized upon vesting.

Restricted Stock Unit Activity

The total number of restricted stock units expected to vest is adjusted by estimated forfeitures. As of December 31, 2007, there was $16.1 million of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a remaining weighted-average recognition period of 2.0 years. During the years ended December 31, 2007, 2006 and 2005, 153,684 units, 869 units and 2,570 units, respectively, of restricted stock were released.

During the year ended December 31, 2007, the Company issued 0.5 million units of restricted stock at a weighted average fair value of $25.17 and increased its additional paid-in capital by $12.3 million.  During the year ended December 31, 2006, the Company issued 0.7 million units of restricted stock at a weighted average fair value of $22.92 and increased its additional paid-in capital by $16.4 million. These amounts: (1) include a fair value adjustment for restricted stock units with service and market based conditions that were issued in 2007 and in 2006; and (2) exclude restricted stock units issued in 2006 in connection with the Option Exchange Program (“OEP”) as described herein.

During the year ended December 31, 2005, the Company issued less than 0.1 million units at a weighted average fair value of $31.43 and increased its additional paid-in capital by $0.5 million (net of a valuation adjustment from previously issued shares of restricted stock).

A summary of the changes in restricted stock units under the Company’s Plan during the year ended December 31, 2007 is as follows:

			Weighted-	Aggregate
	Number of	Weighted-	Average	Intrinsic
	Restricted	Average	Remaining	Value As Of
	Stock	Purchase	Contractual	December 31,
	Units	Price	Term	2007

Restricted stock units outstanding as of December 31, 2006	1,072,687	$—
Restricted stock units awarded	592,765	—
Restricted stock units released	(153,684)	—
Restricted stock units forfeited	(104,088)	—
Restricted stock units outstanding as of December 31, 2007	1,407,680	$—	1.3	$19,271,139

Restricted stock units vested and expected to vest	1,264,630	$—	1.3	$17,235,477
Restricted stock units vested and deferred	5,647	$—	0.0	$77,307
Weighted average remaining recognition period in years	2.0

A summary of the changes in restricted stock units under the Company’s Plan during the year ended December 31, 2006 is as follows:

			Weighted-	Aggregate
	Number of	Weighted-	Average	Intrinsic
	Restricted	Average	Remaining	Value As Of
	Stock	Purchase	Contractual	December 31,
	Units	Price	Term	2006

Restricted stock units outstanding as of December 31, 2005	104,055	$—
Restricted stock units awarded	728,214	—
Restricted stock units issued in exchange for options	255,267	—
Restricted stock units released	(869)	—
Restricted stock units forfeited	(13,980)	—
Restricted stock units outstanding as of December 31, 2006	1,072,687	$—	1.8	$30,228,320

At December 31, 2005, the unamortized compensation expense of $2.2 million related to unvested restricted stock units was recorded as unearned compensation for unvested shares of restricted stock in shareholders’ equity.  In connection with the adoption of SFAS No. 123R on January 1, 2006, such amount was reclassified to a component of paid-in capital (see consolidated statements of shareholders’ equity).

Options

Valuation Model

The Company used the Black-Scholes option-pricing model method of valuation under the provisions of SFAS No. 123R for options granted effective January 1, 2006 and APB Opinion No. 25 for options granted prior to January 1, 2006. The Company’s determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.  Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. The Company’s stock options have certain characteristics that may be different from traded options, and changes in the subjective assumptions could affect the estimated value.

Valuation Model Assumptions

The Company applied modification accounting under the provisions of SFAS No. 123R for those options subject to the Company’s OEP as described herein.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended
	December 31, 2007	December 31, 2005
Expected life (years)	6.3	5.0
Expected volatility factor (%)	31%	22%
Risk-free interest rate (%)	3.8% to 4.8%	4.0%
Expected dividend yield (%)	6.4% to 10.2%	0%

The weighted average fair value of each option granted for the years ended December 31, 2007 and 2005 was $2.41 and $9.19, respectively (no options were issued during the year ended December 31, 2006).

For options granted during the year ended December 31, 2007, the Company determined: (1) the term by using the simplified plain-vanilla method as allowed under the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 107; (2) a historical volatility over a period commensurate with the expected term, with the observation of the volatility on a daily basis; (3) a risk-free interest rate that was consistent with the expected term of the stock options and based on the U.S. Treasury yield curve in effect at the time of the grant; and (4) a dividend yield based upon the Company’s most recent quarterly dividend of $0.38 per common share.

For options granted during the year ended December 31, 2005, the expected volatility was based on the historical volatility of the Company’s stock. The observation of the volatility was on a daily basis. In determining the expected term, the Company used its historical share option exercise experience of similar grants as the best estimate of future exercise patterns.  The risk-free rate was consistent with the expected term of the stock options and was based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield assumption was based on the Company’s history and expectation of dividend payouts.

Option Activity

For the years ended December 31, 2007 and 2005, the Company issued non-qualified options to purchase 0.6 million and 0.1 million shares of its Class A common stock at prices per share ranging from $14.83 to $23.87 and $28.67 to $35.05, respectively, of which all options were issued at market value at the date of grant. The options vest over a four-year period and expire ten years from the date of grant.

The total intrinsic value of options exercised was $78 thousand, $49 thousand and $33 thousand during the years ended December 31, 2007, 2006 and 2005, respectively. Cash received from stock option exercises for the years ended December 31, 2007, 2006 and 2005 was $529 thousand, $540 thousand and $176 thousand, respectively. The income tax benefit from stock option exercises for the years ended December 31, 2007, 2006 and 2005 was $29 thousand, $18 thousand and $12 thousand, respectively.

The following table presents the option activity during the year ended December 31, 2007 under the Company’s stock option plan:

				Aggregate
			Weighted-	Intrinsic
		Weighted-	Average	Value
		Average	Remaining	As of
	Number of	Exercise	Contractual	December 31,
	Options	Price	Term	2007

Options outstanding as of December 31, 2006	1,955,463	32.48
Options granted at market price	150,000	14.83
Options granted at greater than market price	400,000	23.87
Options exercised	(21,585)	24.51
Options forfeited	(9,000)	31.90
Options expired	(130,778)	36.30
Outstanding as of December 31, 2007	2,344,100	$29.74	6.0	$—

Options vested and expected to vest as of December 31, 2007	2,274,756	$29.99	5.9	$—
Options vested and exercisable as of December 31, 2007	1,774,100	$32.29	4.8	$—
Weighted average remaining recognition period in years	3.7

The following table presents the option activity during the year ended December 31, 2006 under the Company’s stock option plan:

				Aggregate
			Weighted-	Intrinsic
		Weighted-	Average	Value
		Average	Remaining	As of
	Number of	Exercise	Contractual	December 31,
	Options	Price	Term	2006

Options outstanding as of December 31, 2005	6,159,838	41.35
Options exercised	(21,334)	24.47
Options forfeited	(7,500)	33.61
Options exchanged for restricted stock units	(3,828,893)	45.81
Options expired	(346,648)	43.23
Outstanding as of December 31, 2006	1,955,463	$32.48	5.9	$2,059,148

As of December 31, 2007, $1.2 million of accumulated unrecognized compensation costs related to unvested stock options, net of forfeitures, are expected to be amortized in future periods over a weighted average period of 3.7 years.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2007:

		Options Outstanding			Options Exercisable
		Number of	Weighted		Number of
		Options	Average	Weighted	Options	Weighted
		Outstanding	Remaining	Average	Exercisable	Average
		at Dec. 31,	Contractual	Exercise	at Dec. 31,	Exercise
Exercise Prices		2007	Life	Price	2007	Price
$14.83	$22.50	369,046	4.7	$17.92	219,046	$20.03
$23.87	$23.87	400,000	9.6	$23.87	—	$—
$27.75	$27.75	436,993	2.9	$27.75	436,993	$27.75
$28.19	$34.44	85,875	4.9	$32.43	66,125	$32.24
$35.05	$35.05	880,000	6.8	$35.05	879,750	$35.05
$36.25	$52.05	172,186	4.1	$45.31	172,186	$45.31
		2,344,100	6.0	$29.74	1,774,100	$32.29

Recognized Non-Cash Compensation Expense

For the year ended December 31, 2007, stock-based compensation expense consisted of: (1) $7.9 million for awards of restricted stock units; and (2) $0.3 million for stock-based compensation expense related to employee stock options and employee stock purchases. As of December 31, 2007 and 2006, the company recorded a deferred tax asset of $5.1 million and $2.3 million, respectively, associated with share-based compensation. The income tax benefits were reduced to reflect limitations for tax purposes on deductible compensation for certain key employees.

For the year ended December 31, 2006, stock-based compensation expense consisted of: (1) $5.2 million for awards of restricted stock units; and (2) $0.2 million for stock-based compensation expense related to employee stock options and employee stock purchases.  For the year ended December 31, 2005, stock-based compensation expense recognized under SFAS No. 123 was $0.9 million, which consisted of awards of restricted stock units.

The following tables summarize recognized stock-based compensation expense related to employee stock options, employee stock purchase plan purchases and awards of restricted stock units for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
	(amounts in thousands)

Station operating expenses	$2,374	$1,161	$—
Corporate general and administrative expenses	5,834	4,283	873
Stock-based compensation expense included in operating expenses	8,208	5,444	873
Tax benefit	(2,791)	(1,416)	(217)
Recognized stock-based compensation expense related to employee stock options, employee stock purchase plan purchases
and restricted stock units	$5,417	$4,028	$656

Tax Benefit, Or Additional Paid-In Capital Pool

In connection with the vesting of restricted stock units issued under the Company’s OEP, the Company received tax deductions in excess of previously recorded tax benefits. As a result, the Company recorded a windfall tax benefit, or pool, of $1.2 million that was classified as a financing cash inflow in the consolidated statements of cash flows in compliance with SFAS No. 123R.

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

2006 Option Exchange Program

On March 23, 2006, the Company’s Board of Directors approved an amendment to the Plan to permit a one-time OEP, which was approved at the May 16, 2006 shareholders’ meeting. On June 5, 2006, the Company commenced the OEP by making an offer to exchange to the Company’s eligible employees and non-employee directors. The Company offered such persons the opportunity to make a one-time election to exchange all of their outstanding stock options with exercise prices equal to or greater than $40.00 per share for a lesser number of shares of the Company’s restricted stock. The exchange ratio under the OEP was fifteen-to-one such that, for each fifteen eligible options surrendered, the holder received one share of restricted stock. On July 7, 2006, following the July 6, 2006 expiration of the OEP, the Company granted 0.3 million restricted stock units in exchange for 3.8 million options. All shares of restricted stock issued under the OEP were granted under the Plan. As a result of the Company’s OEP, the number of shares that can be issued under the Plan was effectively reduced by 3.6 million as options that were exchanged, net of shares of restricted stock issued, are not available for re-grant under the Plan.

The Company applied modification accounting for the OEP and did not recognize additional share-based compensation expense, as the fair value of the new shares at the time the Company first made the offer to exchange was less than the fair value of the surrendered options. Otherwise, any difference in fair value would have been recognized as an expense on a straight-line basis over the vesting period of the new shares.

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

Accelerated Vesting Of Options Prior To Adoption Of SFAS No. 123R

On December 13, 2005, the Company accelerated the vesting of unvested “out-of-the-money” options with grant dates prior to January 1, 2005 and with exercise prices above $29.27 per share, that were held by employees, officers and directors.  The primary purpose of accelerating the vesting was to avoid recognizing pretax stock-based compensation expense of $18.5 million in future periods under SFAS No. 123R. The vesting of options to purchase approximately 2.1 million shares of the Company’s Class A common stock with exercise prices ranging from $31.67 per share to $57.15 per share, with a weighted average exercise price of $42.56 per share, was accelerated, including options to purchase 645,831 shares held by the Company’s executive officers and options to purchase 38,750 shares held by the Company’s non-employee directors. All other terms of the awards remain unchanged.

15.          NET INCOME (LOSS) PER COMMON SHARE

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

The effect of stock options and restricted stock units in the calculation of net income per share, using the treasury stock method, was anti-dilutive for the year ended December 31, 2007 and dilutive for the years ended December 31, 2006 and 2005. The computations are reflected as follows:

Computations For The Year Ended December 31, 2007

	Year Ended December 31, 2007
	(amounts in thousands, except share and per share data)
	Net Loss	Shares	EPS
Basic net loss per common share:
Loss from continuing operations	$(8,394)	38,229,695	$(0.22)
Income from discontinued operations	37	—	—
Net loss	$(8,357)	38,229,695	$(0.22)
Impact of options and restricted stock units		—
Diluted net loss per common share:
Loss from continuing operations	$(8,394)	38,229,695	$(0.22)
Income from discontinued operations	37	—	—
Net loss	$(8,357)	38,229,695	$(0.22)

For the year ended December 31, 2007, 0.3 million convertible shares were not included in the diluted loss from continuing operations, income from discontinued operations and net loss, as the shares were anti-dilutive when reporting a net loss.

In computing the convertible shares under the treasury stock method, the following awards were excluded from the computation, as they were anti-dilutive: (1) options to purchase 1.8 million shares of common stock at a range of $13.70 to $52.05, as the options’ exercise prices were greater than the average market price of the common stock during 2007; (2) 0.3 million unvested restricted stock units with service conditions; and (3) 0.3 million restricted stock units with market conditions, as the market conditions were not satisfied as of December 31, 2007.

Computations For The Year Ended December 31, 2006

	Year Ended December 31, 2006
	(amounts in thousands, except share and per share data)
	Net Income	Shares	EPS
Basic net income per common share:
Income from continuing operations	$47,847	39,972,793	$1.20
Income from discontinued operations	134	—	—
Net income	$47,981	39,972,793	$1.20
Impact of options and restricted stock units		231,945
Diluted net income per common share:
Income from continuing operations	$47,847	40,204,738	$1.19
Income from discontinued operations	134	—	—
Net income	$47,981	40,204,738	$1.19

In computing the convertible shares under the treasury stock method, the following awards were excluded from the computation, as they were anti-dilutive: (1) options to purchase 3.8 million shares of common stock at a range of $27.08 to $57.63, as the options’ exercise prices were greater than the average market price of the common stock during 2006; (2) a nominal number of unvested restricted stock units with service conditions; and (3) 0.3 million restricted stock units with market conditions as the market conditions were not satisfied as of December 31, 2006.

Computations For The Year Ended December 31, 2005

	Year Ended December 31, 2005
	(amounts in thousands, except share and per share data)
	Net Income	Shares	EPS
Basic net income per common share:
Income from continuing operations	$78,266	46,045,438	$1.70
Income from discontinued operations	95	—	—
Net income	$78,361	46,045,438	$1.70
Impact of options and restricted stock units		176,014
Diluted net income per common share:
Income from continuing operations	$78,266	46,221,452	$1.70
Income from discontinued operations	95	—	—
Net income	$78,361	46,221,452	$1.70

In computing the convertible shares under the treasury stock method, the following awards were excluded from the computation, as they were anti-dilutive: (1) options to purchase 5.5 million shares of common stock at a range of $32.30 to $57.63, as the options’ exercise prices were greater than the average market price of the common stock during 2005; and (2) a nominal number of unvested restricted stock units with service conditions.

16.          ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets Held For Sale

Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria of paragraph 30 of SFAS No. 144. The Company measures assets held for sale at the lower of their carrying amount or fair value less cost to sell. Additionally, the Company determined that these assets comprise operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. At December 31, 2007, the Company had classified as assets held for sale fixed and intangible assets related to the pending disposal of stations in the Austin, Rochester, Portland and Seattle markets. The major categories of these assets were as follows (in thousands):

	Assets Held For Sale
				Seattle	Rochester
				KBSG-FM	WFKL-FM
		Portland	Austin	KTTH-AM	WRMM-FM
	Total	KTRO-AM	KLQB-FM	KIRO-AM	WZNE-FM
	(amounts in thousands)

Land and land improvements	$459	$—	$—	$459	$—
Building	225	17	—	199	9
Equipment	9,080	284	348	6,296	2,152
Furniture and fixtures	2,270	—	4	1,908	358
Leasehold improvements	1,653	—	—	1,653	—
	13,687	301	352	10,515	2,519
Accumulated depreciation and amortization	9,313	245	—	8,905	163
Net property and equipment	4,374	56	352	1,610	2,356

Radio broadcasting licenses	126,685	3,650	19,347	88,961	14,727
Other intangibles	389	—		34	355
Goodwill	237	—	—	—	237
	127,311	3,650	19,347	88,995	15,319

Assets held for sale	$131,685	$3,706	$19,699	$90,605	$17,675

Discontinued Operations

In connection with the pending dispositions of radio broadcasting assets in the Cincinnati and Rochester markets as described above, the Company applied the provisions of SFAS No. 144, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations.

In accordance with Emerging Issues Task Force Issue 87-24 “Allocation of Interest to Discontinued Operations,” as modified, the Company did not allocate any interest expense for the periods presented, as it is anticipated that no debt would be required to be repaid under the Company’s Bank Facility as a result of the disposition of these radio station assets.

The pending disposals of stations in the Austin, Portland and Seattle markets did not meet the criteria for the reclassification of operating results to discontinued operations due to the expected migration of cash flows from the disposed stations to other Company-owned radio stations. Therefore, the results for these radio stations remain classified in income from continuing operations.

Selected financial information related to discontinued operations for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
	(amounts in thousands)

Net broadcast revenues	$929	$856	$721

Station operating expenses	865	612	555
Depreciation and amortization	18	11	11
Total operating expenses	883	623	566
Income before income taxes	46	233	155
Income taxes	9	99	60
Income from discontinued operations, net of taxes	$37	$134	$95

Since the Company’s acquisition of four stations in the Cincinnati market during the fourth quarter of 2007, there has been no activity in the Cincinnati market by the Company as Bonneville continues to operate these stations pursuant to a TBA (see Note 11, Contingencies And Commitments, for further discussion of the pending Bonneville transaction and Note 4, Acquisitions, Divestitures, Other Events and Pro Forma summary for a discussion of the CBS and Cumulus acquisitions).

The assets for the Cincinnati radio stations that are held in the deconsolidated subsidiaries are allocated as follows (amounts in thousands):

December 31,
2007

Equipment	$4,066
Furniture and fixtures	392
Leasehold improvements	50
4,508
Accumulated depreciation and amortization	—
Net property and equipment	4,508

Radio broadcasting licenses	109,419
Other intangibles	1,553
Goodwill	3,771
114,743

Deconsolidated subsidiaries	$119,251

17.          SUBSEQUENT EVENTS

On January 24, 2008, the Company entered into a three year amortizing $225.0 million interest rate swap agreement with a bank, fixing the rate at 3.03% on a like amount of variable rate loan borrowings under our Bank Facility.  On February 5, 2008, the Company entered into a three year $100.0 million collar with a cap of 4% and a floor of 2.14% on a like amount of variable rate loan borrowings under our Bank Facility. These transactions were documented and designated as cash flow hedges and the Company expects these hedges to be highly effective under the provisions of SFAS No. 133.

During February 2008, the Company repurchased in the open market $25.9 million of its 7.625% Senior Subordinated Notes due March 1, 2014 at a weighted average price of 92.0% (see Note 8 for further discussion).

Subsequent to December 31, 2007 and as of  February 14, 2008, the Company issued approximately 0.4 million restricted stock units and 0.2 million options, each with service conditions that vest over four years.

18.          SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)

The following table presents unaudited operating results for each quarter within the two most recent years. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the following quarterly results when read in conjunction with the financial statements included elsewhere in this report. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year. In addition, previously reported quarterly amounts have been reclassified for discontinued operations as discussed in Note 16 to the accompanying consolidated financial statements..

	Quarters ended
	(amounts in thousands, except per share data)
	December 31 (2)	September 30	June 30 (2)	March 31
2007
Net revenues	$120,550	$122,946	$125,001	$99,854
Operating income (loss)	$(773)	$36,724	$(9,751)	$15,700
Income (loss) from continuing operations	$(9,409)	$14,087	$(12,508)	$(564)
Net income (loss)	$(9,363)	$14,067	$(12,497)	$(564)

Basic income from continuing operations per common share(1)	$(0.25)	$0.38	$(0.32)	$(0.01)
Basic net income (loss) per common share(1)	$(0.25)	$0.38	$(0.32)	$(0.01)
Weighted basic average common shares outstanding	37,327	37,412	38,821	39,387

Diluted income from continuing operations per common share(1)	$(0.25)	$0.37	$(0.32)	$(0.01)
Diluted net income (loss) per common share (1)	$(0.25)	$0.37	$(0.32)	$(0.01)
Weighted diluted average common and common
equivalent shares outstanding	37,327	37,658	38,821	39,387

Dividends declared and paid per common share	$0.38	$0.38	$0.38	$0.38

2006
Net revenues	$118,313	$114,107	$116,233	$90,976
Operating income	$26,778	$38,344	$39,428	$21,797
Income from continuing operations	$6,892	$16,116	$17,092	$7,747
Net income	$6,935	$16,160	$17,131	$7,755

Basic income from continuing operations per common share(1)	$0.17	$0.41	$0.43	$0.19

Basic net income per common share(1)	$0.18	$0.41	$0.43	$0.19
Weighted basic average common shares outstanding	39,476	39,528	39,572	41,344

Diluted income from continuing operations per common share(1)	$0.17	$0.40	$0.43	$0.19
Diluted net income per common share (1)	$0.17	$0.41	$0.43	$0.19
Weighted diluted average common and common
equivalent shares outstanding	39,891	39,842	39,797	41,468

Dividends declared and paid per common share	$0.38	$0.38	$0.38	$0.38

(1)                                  Net income per share is computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly per share amounts may not equal the annual per share amounts reported.

(2)                                  During the second quarter of 2007, the Company recognized a goodwill impairment loss of $45.3 million in the Company’s Denver radio market.  During the fourth quarter of 2007, the Company recognized a broadcasting license impairment loss of $38.7 million in the Company’s New Orleans, Greensboro and Norfolk radio markets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bala Cynwyd, Pennsylvania, on February 22, 2008.

ENTERCOM COMMUNICATIONS CORP.

By:	/s/ DAVID J. FIELD
David J. Field, President, Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

Principal Executive Officer:

/s/ DAVID J. FIELD	President, Chief Executive Officer	February 22, 2008
David J. Field	and a Director

Principal Financial Officer:

/s/ STEPHEN F. FISHER	Executive Vice President – Operations and	February 22, 2008
Stephen F. Fisher	Chief Financial Officer

Principal Accounting Officer:

/s/ EUGENE D. LEVIN	Vice President, Treasurer and Controller	February 22, 2008
Eugene D. Levin

Directors:

/s/ JOSEPH M. FIELD	Chairman of the Board	February 22, 2008
Joseph M. Field

/s/ DAVID J. BERKMAN	Director	February 22, 2008
David J. Berkman

/s/ JOHN C. DONLEVIE	Executive Vice President, Secretary,	February 22, 2008
John C. Donlevie	General Counsel and a Director

/s/ DANIEL E. GOLD	Director	February 22, 2008
Daniel E. Gold

/s/ EDWARD H. WEST	Director	February 22, 2008
Edward H. West

/s/ ROBERT S. WIESENTHAL	Director	February 22, 2008
Robert S. Wiesenthal

/s/ MICHAEL J WOLF	Director	February 22, 2008
Michael J. Wolf

INDEX TO EXHIBITS

Exhibit
Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp., as amended on December 19, 2007. (1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)
4.01

Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee. (3)  (Originally filed as Exhibit 4.02)

4.02

First Supplemental Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee. (3)  (Originally filed as Exhibit 4.03)

10.01	Employment Agreement, dated July 1, 2007, between Entercom Communications Corp. and David J. Field. (4)
10.02	Employment Agreement, dated July 1, 2007, between Entercom Communications Corp. and Joseph M. Field. (5)
10.03	Employment Agreement, dated December 19, 2007, between Entercom Communications Corp. and Stephen F. Fisher. (6)
10.04	Employment Agreement, dated December 17, 1998, between Entercom Communications Corp. and John C. Donlevie. (7)
10.05	Entercom Non-employee Director Compensation Policy. (8)
10.06	Asset Exchange Agreement dated as of January 17, 2007 among Bonneville International Corporation and certain subsidiaries of Entercom Communications Corp. (9)
10.07

Credit Agreement dated as of June 18, 2007 among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and L/C Issuer, JP Morgan Chase Bank, N.A. as Syndication Agent, BMO Capital Markets, Corp., BNP Paribas, Mizuho Corporate Bank, LTD., Suntrust Bank as Co-Documentation Agents and The Other Lenders Party Hereto. (10)

21.01	Information Regarding Subsidiaries of Entercom Communications Corp. (6)
23.01	Consent of PricewaterhouseCoopers LLP. (6)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (6)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (6)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (11)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (11)

(1)

Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999. (File No. 333-61381) and Exhibit 3.01 of our Current Report on Form 8K filed on December 21, 2007.

(2)	Incorporated by reference to Exhibit 3.01 of our Current Report on Form 8K filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 13, 2002.
(4)	Incorporated by reference to as Exhibit 10.01 to our Form 10-Q for the quarter ended September 30, 2007, as filed on November 9, 2007.
(5)	Incorporated by reference to as Exhibit 10.02 to our Form 10-Q/A for the quarter ended September 30, 2007, as filed on November 21, 2007.
(6)	Filed herewith.
(7)	Incorporated by reference to Exhibit 10.03 of our Amendment to Registration Statement on Form S-1, as filed on January 6, 1999. (File No. 333-61381).
(8)	Incorporated by reference to Item 1.01 of our Current Report on Form 8K filed on February 16, 2007.
(9)	Incorporated by reference to Exhibit 10.01 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as filed on May 8, 2007.
(10)	Incorporated by reference to Exhibit 10.01 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed on August 2, 2007.
(11)	These exhibits are submitted as “accompanying” this Annual Report on Form 10-K and shall not be deemed to be “filed” as part of such Annual Report on Form 10-K.