Form 10-Q
period 2008-03-31
ENTERCOM COMMUNICATIONS CORP
filed 2008-05-06
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                        Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock,  $.01 par value – 31,545,320 Shares Outstanding as of April 22, 2008

(Class A Shares Outstanding include 1,506,337 unvested restricted stock units)

Class B common stock,  $.01 par value – 7,607,532 Shares Outstanding as of April 22, 2008

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

Key risks to our company are described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2008 and as may be supplemented by the risks described under Part II, Item 1A, of our quarterly reports on Form 10-Q.

i

PART I

FINANCIAL INFORMATION

ITEM 1.    Financial Statements

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2008 AND DECEMBER 31, 2007

(amounts in thousands)

(unaudited)

ASSETS

	MARCH 31,	DECEMBER 31,
	2008	2007
CURRENT ASSETS:
Cash and cash equivalents	$3,992	$10,945
Accounts receivable, net of allowance for doubtful accounts	75,523	90,289
Prepaid expenses and deposits	7,567	5,578
Prepaid and refundable income taxes	14,937	15,059
Radio station refundable acquisition deposit	1,431	—
Deferred tax assets	3,165	2,223
Short-term investment	141	—
Total current assets	106,756	124,094

INVESTMENTS	1,563	1,901

PROPERTY AND EQUIPMENT:
Land, land easements and land improvements	17,312	17,323
Buildings	21,340	21,341
Equipment	118,824	116,570
Furniture and fixtures	14,388	14,174
Leasehold improvements	19,264	17,326
	191,128	186,734
Accumulated depreciation	(101,763)	(97,819)
	89,365	88,915
Capital improvements in progress	3,567	908
Net property and equipment	92,932	89,823

RADIO BROADCASTING LICENSES - Net	1,527,341	1,316,983

GOODWILL - Net	118,421	115,614

ASSETS HELD FOR SALE	14,707	131,685

INVESTMENT IN DECONSOLIDATED SUBSIDIARIES	—	119,251

DEFERRED CHARGES AND OTHER ASSETS - Net	15,146	20,001

TOTAL	$1,876,866	$1,919,352

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2008 AND DECEMBER 31, 2007

(amounts in thousands)

(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	MARCH 31,	DECEMBER 31,
	2008	2007
CURRENT LIABILITIES:
Accounts payable	$819	$5,781
Accrued expenses	14,067	11,288
Accrued liabilities:
Salaries	6,449	8,142
Interest	1,190	4,393
Advertiser obligations and other commitments	1,358	1,436
Other	3,786	4,328
Current portion of long-term debt	22	21
Total current liabilities	27,691	35,389

LONG-TERM LIABILITIES:
Senior debt	822,192	823,697
7.625% senior subordinated notes	119,054	150,000
Deferred tax liabilities	239,909	235,579
Other long-term liabilities	17,336	13,920
Total long-term liabilities	1,198,491	1,223,196
Total liabilities	1,226,182	1,258,585

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	392	387
Additional paid-in capital	597,102	595,915
Retained earnings	55,018	64,597
Accumulated other comprehensive income (loss)	(1,828)	(132)
Total shareholders’ equity	650,684	660,767

TOTAL	$1,876,866	$1,919,352

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007

NET REVENUES	$95,390	$99,855

OPERATING (INCOME) EXPENSE:
Station operating expenses, including non-cash compensation expense of $383 in 2008 and $519 in 2007	64,090	68,213
Depreciation and amortization	6,002	4,084
Corporate general and administrative expenses, including non-cash compensation expense of $3,190 in 2008 and $1,332 in 2007	8,335	7,700
Time brokerage agreement (income) fees	(98)	4,040
Net (gain) loss on sale or disposal of assets	(10,021)	118
Total operating expense	68,308	84,155
OPERATING INCOME	27,082	15,700

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing costs of $428 in 2008 and $402 in 2007	13,564	12,040
Interest and dividend income	(79)	(184)
Net gain on extinguishment of debt	(1,769)	—
Net gain on derivative instruments	(34)	(30)
(Gain) loss on investments	76	(75)
TOTAL OTHER EXPENSE	11,758	11,751

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	15,324	3,949
INCOME TAXES	6,155	4,513
INCOME (LOSS) FROM CONTINUING OPERATIONS	9,169	(564)
Loss from discontinued operations, net of income tax benefit	(3,944)	—
NET INCOME (LOSS)	$5,255	$(564)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Income (loss) from continuing operations	$0.24	$(0.01)
Loss from discontinued operations, net of income tax benefit	(0.10)	—
NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$0.14	$(0.01)

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.38	$0.38

WEIGHTED AVERAGE SHARES:
Basic	37,635,517	39,386,939
Diluted	37,736,063	39,386,939

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007

NET INCOME (LOSS)	$5,225	$(564)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX PROVISION OR BENEFIT:
Unrealized gain (loss) on investments, net of a tax provision of $16 in 2008 and tax benefit of $119 in 2007	24	(235)
Unrealized loss on derivatives, net of a tax benefit of $1,113 in 2008	(1,720)	—

COMPREHENSIVE INCOME (LOSS)	$3,529	$(799)

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2008 AND YEAR ENDED DECEMBER 31, 2007

(amounts in thousands, except share data)

(unaudited)

							Accumulated
	Common Stock				Additional		Other
	Class A		Class B		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total

Balance, December 31, 2006	32,379,345	$324	8,046,805	$80	$641,889	$134,655	$144	$777,092
Net loss	—	—	—	—	—	(8,357)	—	(8,357)
Conversion of Class B common stock to Class A common stock	439,273	4	(439,273)	(4)	—	—	—	—
Accounting change, net of taxes	—	—	—	—	—	(1,850)	—	(1,850)
Compensation expense related to granting of stock options	—	—	—	—	212	—	—	212
Compensation expense related to granting of restricted stock	488,677	5	—	—	9,059	—	—	9,064
Issuance of common stock related to an incentive plan	22,525	—	—	—	465	—	—	465
Exercise of stock options (including tax benefits)	21,585	—	—	—	559	—	—	559
Common stock repurchase	(2,176,039)	(22)	—	—	(54,979)	—	—	(55,001)
Purchase of vested employee restricted stock units	(42,666)	—	—	—	(1,290)	—	—	(1,290)
Payments of dividends	—	—	—	—	—	(57,992)	—	(57,992)
Dividend equivalents on restricted stock units (net of forfeitures and payments)	—	—	—	—	—	(1,859)	—	(1,859)
Net unrealized loss on investments	—	—	—	—	—	—	(276)	(276)
Balance, December 31, 2007	31,132,700	311	7,607,532	76	595,915	64,597	(132)	660,767
Net income	—	—	—	—	—	5,225	—	5,225
Compensation expense related to granting of stock options	—	—	—	—	89	—	—	89
Compensation expense related to granting of restricted stock units	515,050	5	—	—	2,319	—	—	2,324
Issuance of common stock related to an incentive plan	11,774	—	—	—	122	—	—	122
Purchase of vested employee restricted stock units	(114,204)	—	—	—	(1,343)	—	—	(1,343)
Payments of dividends	—	—	—	—	—	(14,301)	—	(14,301)
Dividend equivalents on restricted stock units (net of forfeitures and payments)	—	—	—	—	—	(503)	—	(503)
Net unrealized gain on investments	—	—	—	—	—	—	24	24
Net unrealized loss on derivatives	—	—	—	—	—	—	(1,720)	(1,720)
Balance, March 31, 2008	31,545,320	$316	7,607,532	$76	$597,102	$55,018	$(1,828)	$650,684

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$5,225	$(564)
Income from discontinued operations before impairment loss, net of tax provision	(16)	—
Impairment loss from discontinued operations	6,675	—
Deferred tax benefit from discontinued operations	(2,715)	—
Income (loss) from continuing operations	9,169	(564)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization (includes amortization of station operating expenses)	6,002	4,086
Amortization of deferred financing costs	428	402
Deferred taxes	6,155	11,158
Tax benefit on exercise of options	—	20
Provision for bad debts	593	761
Net (gain) loss on sale or disposal of assets	(10,021)	118
Non-cash stock-based compensation expense	3,573	1,851
Net (gain) loss on investments	76	(75)
Net gain on derivative instruments	(34)	(30)
Deferred rent	78	(55)
Unearned revenue - long-term	(10)	(9)
Net gain on extinguishment of debt	(1,769)	—
Deferred compensation	678	429
Tax benefit for vesting of restricted stock unit awards	(474)	(1,062)
Changes in assets and liabilities (net of effects of acquisitions and dispositions in all years and the effect of deconsolidation activities in 2008 and 2007):
Accounts receivable	14,180	10,886
Prepaid expenses and deposits	(3,419)	(4,060)
Prepaid and refundable income taxes	122	(6,908)
Accounts payable and accrued liabilities	(7,547)	(8,321)
Prepaid expenses - long-term	200	—

Net cash provided by continuing operating activities	17,980	8,627
Net cash (used in) provided by discontinued operating activities	16	6
Net cash provided by operating activities	17,996	8,633

INVESTING ACTIVITIES:
Additions to property and equipment	(3,027)	(3,277)
Proceeds from sale of property, equipment, intangibles and other assets	21,003	14
Deferred charges and other assets	(564)	(159)
Purchases of investments	(6)	—
Proceeds from investments	166	694
Station acquisition deposits and costs	3,671	(249)
Net cash provided by (used in) investing activities	21,243	(2,977)

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	42,500	27,500
Payments of long-term debt	(44,005)	(8,505)
Retirement of senior subordinated debt	(28,730)	—
Purchase of the Company’s common stock	—	(10,000)
Proceeds from issuance of employee stock plan	103	120
Proceeds from the exercise of stock options	—	419
Purchase of vested restricted stock units	(1,343)	(1,271)
Payment of dividend equivalents on vested restricted stock units	(890)	(94)
Payment of dividends	(14,301)	(14,931)
Tax benefit for vesting of restricted stock awards	474	1,062
Net cash used in financing activities	(46,192)	(5,700)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,953)	(44)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,945	10,795
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,992	$10,751

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$15,489	$14,411
Income taxes paid	$1	$174
Dividends paid	$14,301	$14,931

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES -

On March 14, 2008, the Company completed an exchange of radio station assets with Bonneville International Corporation and as a result the Company: (1) received $220.0 million in assets, including cash of $1.0 million; (2) provided assets with a basis of $209.9 million; (3) incurred transaction costs of $0.1 million; and (3) recorded a gain of $10.0 million.

In connection with the issuance of 0.5 million and 0.4 million restricted stock units (net of forfeitures) during the three months ended March 31, 2008 and 2007, respectively, the Company will increase its paid in capital in the amount of $6.2 million and $11.6 million over the vesting period of the restricted stock units.

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements as of and for the year ended December 31, 2007 and filed with the SEC on February 22, 2008, as part of the Company’s Annual Report on Form 10-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

Recent Accounting Pronouncements

FAS No. 161

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” FAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS No. 161 is effective on January 1, 2009. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS No. 161.

SFAS 133 DIG No. E23

In December 2007, the FASB approved for issuance certain clarifications on the use of the shortcut method for measuring effectiveness under paragraph 68(b) of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its interaction with FAS No. 157, “Fair Value Measurements.” See Note 1 below for further discussion of FAS No. 157. The Company applied this guidance prospectively to interest rate transactions upon the adoption of FAS No. 157 on January 1, 2008.

SAB No. 110

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 that modified SAB No. 107 regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R, “Share-Based Payment.”  Under SAB No. 107, the use of the simplified method was not allowed beyond December 31, 2007. SAB No. 110 allows, however, the use of the “simplified” method beyond December 31, 2007 under certain circumstances. During the first quarter of 2008 the Company used the simplified method under SAB No. 107, and the Company expects to continue to use the simplified method in future periods if the facts and circumstances permit.

FAS No. 160

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.”  FAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  FAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively.  FAS No. 160 is effective for the Company as of January 1, 2009.  The Company does not anticipate that the adoption of FAS No. 160 will have an effect on the Company’s financial position, results of operations or cash flows.

FAS No. 141R

In December 2007, the FASB issued FAS No. 141R (as revised), “Business Combinations,” that will significantly change how business combinations are accounted for through the use of fair values in financial reporting and will impact financial statements both on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings, and could impact the Company’s acquisition strategy.  FAS No. 141R, which is effective for the Company as of January 1, 2009, will apply to all business combinations that will close beginning on January 1, 2009.

EITF No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on accounting for income tax benefits of dividends on share-based payment awards. Certain stock-based compensation arrangements contain provisions that entitle an employee to receive dividends on the unvested portion of the awards. Under the provisions of SFAS No. 123R, “Share-Based Payment,” such dividend features are factored into the value of the award at the grant date and, to the extent that an award is expected to vest, the dividends are charged to retained earnings. Under U.S. tax law, however, such dividend payments are generally considered additional compensation expense when they are paid to employees, and therefore, are generally deductible by the employer on a current basis for tax purposes. Under EITF No. 06-11, a realized tax benefit from dividends or dividend equivalents that are charged to retained earnings and paid to employees for equity-classified unvested equity shares, unvested equity share units, and outstanding share options should be recognized as an increase to additional paid-in capital. Those tax benefits are considered windfall tax benefits under SFAS No. 123R.  This guidance was effective for the Company on January 1, 2008. The adoption of EITF No. 06-11 did not have a material effect on the Company’s financial position, results of operations or cash flows.

FAS No. 159

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” FAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Such entities are also required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. FAS No. 159 was effective for the Company as of January 1, 2008. The adjustment to reflect the difference between the fair value and the carrying amount was accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption.  The Company did not elect to adopt FAS No. 159 on current assets and liabilities, but may elect to do so in the future. The adoption of FAS No. 159 did not have any effect on the Company’s financial position, results of operations or cash flows.

FAS No. 157

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. FAS No. 157 applies whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS No. 157 was effective for the Company as of January 1, 2008.  The adoption of FAS No. 157 did not have a material effect on the Company’s financial position, results of operations or cash flows.  For further discussion, see Note 7, Derivatives And Hedging Activities and Note 15, Fair Value Measurements.

2.                                      SHARE-BASED COMPENSATION

Under the Entercom Equity Compensation Plan (“Plan”), 0.9 million shares are available for future grant as of March 31, 2008.  Subject to shareholder approval at the meeting on May 13, 2008, the Plan will be amended to include, among other items, (1) performance criteria for certain officers that removes restrictions on the Company’s compensation expense deductions for income tax purposes; and (2) increases a sub-limit for restricted stock units from 2 million to 3 million shares.

Restricted Stock Units

Restricted Stock Units With Service And Market Conditions

As of March 31, 2008, none of the Company’s 0.3 million restricted stock units with service and market conditions vested, as the applicable milestones were not reached.

For the three months ended March 31, 2008 and 2007, no restricted stock units with service and market conditions were issued.

Restricted Stock Unit Activity

During the three months ended March 31, 2008, the Company issued 0.5 million restricted stock units (net of forfeitures) at a weighted average fair value of $12.05 and will increase its additional paid-in capital by $6.2 million over the vesting period of the restricted stock units. During the three months ended March 31, 2007, the Company issued 0.4 million restricted stock units (net of forfeitures) at a weighted average fair value of $29.10 and will increase its additional paid-in capital by $11.6 million over the vesting period of the restricted stock units. During the three months ended March 31, 2008 and 2007, 0.4 million units and 0.2 million units, respectively, of restricted stock were both vested and released.

As of March 31, 2008, there was $18.7 million of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be amortized over a remaining weighted-average recognition period of 2.9 years.

A summary of the Company’s outstanding restricted stock units as of March 31, 2008, and changes in restricted stock units during the three months ended March 31, 2008, is as follows:

			Weighted-	Aggregate
	Number of	Weighted-	Average	Intrinsic
	Restricted	Average	Remaining	Value As Of
	Stock	Purchase	Contractual	March 31,
	Units	Price	Term	2008

Restricted stock units outstanding as of December 31, 2007	1,407,680
Restricted stock units awarded	521,700
Restricted stock units released	(416,393)
Restricted stock units forfeited	(6,650)
Restricted stock units outstanding as of March 31, 2008	1,506,337	$—	1.9	$14,957,926

Restricted stock units vested and expected to vest	1,343,206	$—	1.9	$12,904,626
Restricted stock units exercisable (vested and deferred)	43,647	$—	0.0	$433,415
Weighted average remaining recognition period in years	2.9

Options

There were 0.2 million options granted during the three months ended March 31, 2008, and there were no options granted during the three months ended March 31, 2007. For options granted during the three months ended March 31, 2008, the Company used the Black-Scholes option-pricing model and determined: (1) the term by using the simplified plain-vanilla method as allowed under SAB No. 110 (see Note 1, Recent Accounting Pronouncements); (2) a historical volatility over a period commensurate with the expected term, with the observation of the volatility on a daily basis; (3) a risk-free interest rate that was consistent with the expected term of the stock options and based on the U.S. Treasury yield curve in effect at the time of the grant; and (4) an annual dividend yield based upon the Company’s most recent quarterly dividend of $0.38 per common share.

The fair value of each option grant was estimated on the date of grant using the following weighted average assumptions:

Three Months
Ended
March 31,
2008
Expected life (years)	6.25
Expected volatility factor (%)	30% to 31%
Risk-free interest rate (%)	2.7% to 3.3%
Expected dividend yield (%)	12.3% to 14.6%

The total intrinsic value of options exercised was $54 thousand during the three months ended March 31, 2007 (no options were exercised during the three months ended March 31, 2008). Cash received from stock option exercises for the three months ended March 31, 2007 was $439 thousand. The income tax benefit from stock option exercises was $20 thousand for the three months ended March 31, 2007.

The following table presents the option activity for the three months ended March 31, 2008:

				Aggregate
			Weighted-	Intrinsic
		Weighted-	Average	Value
		Average	Remaining	As of
	Number of	Exercise	Contractual	March 31,
	Options	Price	Term	2008

Options outstanding as of December 31, 2007	2,344,100	$29.74
Options granted	183,150	$12.18
Options exercised	—
Options forfeited	(1,750)	$28.67
Options expired	(12,445)	$32.34
Outstanding as of March 31, 2008	2,513,055	$28.45	6.0	$—

Options vested and expected to vest as of March 31, 2008	2,422,928	$28.79	5.9	$—
Options vested and exercisable as of March 31, 2008	1,768,530	$32.30	4.6	$—
Weighted average remaining recognition period in years	3.6

As of March 31, 2008, $1.2 million of accumulated unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, is expected to be recognized in future periods over a weighted average period of 3.6 years.

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2008:

		Options Outstanding			Options Exercisable
		Number of	Weighted		Number of
		Options	Average	Weighted	Options	Weighted
		Outstanding	Remaining	Average	Exercisable	Average
		at March 31,	Contractual	Exercise	at March 31,	Exercise
Exercise Prices		2008	Life	Price	2008	Price
$11.31	$18.00	448,707	7.5	$14.57	115,557	$18.00
$22.50	$23.87	499,044	7.7	$23.60	99,044	$22.50
$27.75	$27.75	436,993	2.6	$27.75	436,993	$27.75
$28.19	$34.44	83,625	4.5	$32.50	72,375	$32.39
$35.05	$35.05	876,000	6.6	$35.05	875,875	$35.05
$36.25	$52.05	168,686	4.0	$45.27	168,686	$45.27
		2,513,055	6.0	$28.45	1,768,530	$32.30

Recognized Non-Cash Compensation Expense

The following table summarizes recognized stock-based compensation expense related to employee stock options, employee stock purchase plan purchases and awards of restricted stock units for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	(amounts in thousands)

Station operating expenses	$383	$519
Corporate general and administrative expenses	3,190	1,332
Stock-based compensation expense included in operating expenses	3,573	1,851
Income tax benefit	(1,240)	(535)
Total	$2,333	$1,316

Stock-based compensation expense recognized under SFAS No. 123R for the three months ended March 31, 2008 and 2007 consisted primarily of awards of restricted stock units. The income tax benefit noted in the table above was reduced to reflect limitations for tax purposes on deductible compensation for certain key employees.

Tax Benefit, Or Additional Paid-In-Capital Pool

In connection with the vesting of restricted stock units issued under the Company’s 2006 Option Exchange Program, the Company received tax deductions in excess of previously recorded tax benefits.  As a result, the Company recorded a windfall tax benefit of $0.5 million that was classified as a financing cash inflow in the condensed consolidated statements of cash flows. SFAS No. 123R requires that cash flows resulting from excess windfall tax benefits be classified as financing cash flows rather than as operating cash flows.

For the three months ended March 31, 2008, the Company utilized its paid-in-capital pool of $1.7 million in current and previously recorded tax benefits.

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

During each of the first quarters of 2008 and 2007, the Company completed the non-amortizing intangible asset impairment test for broadcasting licenses and determined that: (1) the reporting unit was a radio market; and (2) the fair value of the broadcasting licenses was equal to or greater than the amount reflected in the balance sheet for each of the Company’s markets. Based upon the results of each of the asset impairment tests, no impairment charges were recorded.  Please refer to Note 14, Assets Held For Sale And Discontinued Operations for a discussion of an impairment to broadcasting licenses on assets held for sale. The amount of unamortized broadcasting licenses reflected in the balance sheet as of March 31, 2008 was $1.5 billion.

The following table presents the changes in broadcasting licenses for the three months ended March 31, 2008:

Carrying
Amount
(amounts in
thousands)

Balance as of December 31, 2007	$1,316,983
Acquisitions	210,358
Balance as of March 31, 2008	$1,527,341

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

If actual market conditions are less favorable than those projected by the industry or the Company, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required upon retesting to recognize impairment charges in future periods. Please refer to Note 14, Assets Held For Sale And Discontinued Operations for a discussion of an impairment to goodwill on assets held for sale. The amount of goodwill reflected in the Company’s balance sheet as of March 31, 2008 was $118.4 million.

The following table presents the changes in goodwill for the three months ended March 31, 2008:

Carrying
Amount
(amounts in
thousands)

Balance as of December 31, 2007	$115,614
Acquisitions	2,807
Balance as of March 31, 2008	$118,421

(B) Definite-Lived Intangibles

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships,  acquired advertising contracts and income leases. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The amount of the amortization expense for definite-lived intangible assets was $1.7 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively.  As of March 31, 2008, the Company reflected $2.1 million in unamortized definite-lived assets, which amount is included in deferred charges and other assets on the balance sheet.

The following is an estimate of the amortization expense for definite-lived assets, in thousands, for each of the succeeding years ending December 31:

Definitive-
Lived
Assets
Years ending December 31,
2008 (excludes the three months ended March 31, 2008)	1,169
2009	157
2010	124
2011	84
2012	81
Thereafter	494

Total	$2,109

4.             ACQUISITIONS AND UNAUDITED PRO FORMA SUMMARY

Acquisitions And Dispositions For The Three Months Ended March 31, 2008

Exchange:  Four Stations in Cincinnati, Ohio And Three Stations in Seattle, Washington In Exchange For Three Stations in San Francisco, California

On March 14, 2008 the Company completed an exchange transaction with Bonneville International Corporation (“Bonneville”) to exchange four radio stations in Cincinnati, Ohio, and three radio stations in Seattle, Washington, for three radio stations in San Francisco, California, and $1.0 million in cash. No cash was required by the Company to complete this transaction. On February 26, 2007, the Company commenced operations of the San Francisco stations pursuant to a time brokerage agreement (“TBA”), and Bonneville commenced operations of the Cincinnati and Seattle stations pursuant to a TBA. During the period of the TBA, the Company: (i) included net revenues and station operating expenses associated with operating the San Francisco stations in the Company’s financial statements; and (ii) excluded net revenues and station operating expenses associated with operating the Cincinnati stations and three of the Seattle stations in the Company’s condensed consolidated financial statements. TBA income and TBA fees were equal in amount under the TBA agreements (other than the first three months when TBA income exceeded TBA expense by $0.3 million).  During the period subsequent to the acquisition of the Cincinnati stations, there were no revenues or station operating expenses reported by the Company, as Bonneville operated these stations pursuant to a TBA.

As a result of the exchange transaction, the Company recorded $2.8 million of goodwill which is fully deductible for income tax purposes. The exchange transaction provided the Company with entry into the San Francisco market, where management believes it can increase the market share of the acquired stations. Upon completion of the transactions described herein, the Company: (1) owns three stations in San Francisco; (2) continues to own and operate four radio stations in the Seattle market; and (3) exited the Cincinnati market.  The Company reported a gain on sale or disposal of assets of $10.0 million, which was primarily attributable to the disposition of the three radio stations in the Seattle market.

The fair value of the assets acquired in exchange for the assets disposed were accounted for under FAS No. 153, “Exchanges of Non-monetary Assets an Amendment of APB Opinion No. 29,” which resulted in a fair value of $220.0 million.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining the fair value, the Company used market and income approaches. The market approach compares recent sales and offering prices of similar properties. The income approach uses the assets’ income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.

The following is a summary of those radio stations that were included in the exchange:

Markets	Radio Stations	Transactions
San Francisco, CA	KDFC-FM; KBWF-FM (formerly KMAX-FM); and KOIT-FM	Company acquired from Bonneville on March 14, 2008
Seattle, WA	KBSG-FM; KIRO-AM; and KTTH-AM	Company disposed to Bonneville on March 14, 2008
Cincinnati, OH	WKRQ-FM; WSWD-FM; WUBE-FM; WYGY-FM	Company disposed to Bonneville on March 14, 2008

For the three radio stations acquired in San Francisco, the aggregate purchase price, including transaction costs of $0.5 million, was allocated as follows and is based upon information available at this time and is subject to change:

Description	Amount	Useful Lives
	(in thousands)

Leasehold improvements	$1,919	7 years
Furniture and equipment	173	5 years
Equipment	2,032	3 to 5 years
Total tangible assets	4,124

Advertiser lists and customer relationships	56	3 years
Acquired advertising contracts	2,039	less than 1 year
Broadcasting licenses	210,358	non-amortizing
Goodwill	2,807	non-amortizing
Total intangible assets	215,260

Total assets	219,384
Asset retirement liabilities	(10)	7 years
Net assets acquired	$219,374

Austin, Texas

On January 15, 2008 the Company sold the radio station assets of KLQB-FM, formerly KXBT-FM, in Austin, Texas, for $20.0 million in cash.  The buyer had operated this station under a TBA since February 26, 2007. The Company believes that the divestiture of this station will not alter the competitive position of the remaining three stations the Company currently operates in this market.  No gain or loss was reported on the sale.

There were no acquisitions or dispositions during the three months ended March 31, 2007.

Unaudited Pro Forma Summary Of Financial Information

The following pro forma information presents the consolidated results of operations as if any acquisitions which occurred had all occurred as of the beginning of each period presented, after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions occurred as of the beginning of the periods presented. For purposes of this presentation, the data does not reflect on a pro forma basis dispositions of radio stations (other than the disposition of: (1) the radio station in Cincinnati to Cumulus as the Company has never operated this station; and (2) the disposition to Bonneville of the radio stations in Seattle and Cincinnati as this disposition was in exchange for the assets as described under Note 4). In addition, this table does reflect on a pro forma basis the discontinued operations in Rochester. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Three Months Ended March 31,
	2008	2007
	(unaudited)
	(amounts in thousands, except per share data)
	Pro Forma	Pro Forma

Net revenues	$96,430	$99,146
Net income (loss)	$(894)	$870
Net income (loss) per common share - basic and diluted	$(0.02)	$0.02

5.             SENIOR DEBT

Bank Facility

In June 2007, the Company entered into a credit agreement (the “Bank Facility”) with a syndicate of banks for a $1,050 million senior secured credit facility that matures in June 2012, which is comprised of $650 million in revolving credit (“Revolver”) and a $400 million term loan (“Term A”). The Company used the proceeds of $400 million from the

Term A and $152 million from the Revolver to pay all of the outstanding debt under the Company’s former senior credit facility as well as transaction expenses. The Company is required to make repayments of the Term A beginning September 2009 in quarterly amounts starting at $15 million and increasing to $60 million. The Bank Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly owned subsidiaries. The Bank Facility requires the Company to comply with certain financial covenants and leverage ratios which are defined terms within the agreement, including: (1) Total Debt to Operating Cash Flow; and (2) Operating Cash Flow to Interest Expense. Based on the Company’s leverage ratio, the interest rate under the Bank Facility can be: (a) the Eurodollar rate plus a rate that ranges from 0.50% to 1.13%; or (b) the greater of prime rate plus a rate that ranges from 0.0% to 0.13% or the federal funds rate plus a rate that ranges from 0.50% to 0.63%. The Company also pays a commitment fee that varies, depending on the Company’s leverage ratio and the amount of the unused commitment, to a maximum of 0.35% per year on the average unused balance of the Revolver.

As of March 31, 2008, the Company had $822.0 million, as well as a $1.5 million letter of credit, outstanding under the Bank Facility. Subject to covenant compliance at the time of each borrowing, the amount available under the Revolver as of March 31, 2008 was $226.5 million.  Management believes that, as of March 31, 2008, the Company was in compliance with all financial covenants and all other terms of the Bank Facility.

6.             SENIOR SUBORDINATED NOTES

During February 2008, the Company repurchased $30.9 million of its $150.0 million 7.625% Senior Subordinated Notes (the “Notes”) due March 1, 2014. The Company recorded in the statements of operations a gain on the extinguishment of debt of $1.8 million, net of the write-off of deferred financing costs of $0.4 million.  The Notes outstanding as of March 31, 2008 were $119.1 million.

7.             DERIVATIVES AND HEDGING ACTIVITIES

Periodically, the Company enters into derivative financial instruments, including interest rate exchange agreements (“Swaps”) and interest rate collar agreements (“Collars”) to manage its exposure to fluctuations in interest rates. Under a fixed rate Swap, the Company pays a fixed rate on a notional amount to a bank, and the bank pays to the Company a variable rate on the notional amount equal to the Company’s Eurodollar borrowing rate. A Collar establishes two separate agreements: an upper limit or “Cap” and a lower limit or “Floor” for the Company’s Eurodollar borrowing rate.

Accounting For Derivative Instruments And Hedging Activities

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

Hedge Accounting Treatment

As of and for the three months ended March 31, 2008, the Company had the following derivatives outstanding, which were designated as cash flow hedges that qualified for hedge accounting treatment:

						Effective
						Date That	Notional
				Fixed		Notional	Amount
Type of	Notional	Effective		LIBOR	Expiration	Amount	After
Hedge	Amount	Date	Collar	Rate	Date	Decreases	Decrease
	(in millions)						(in millions)

Swap	$225.0	January 28, 2008	n/a	3.03%	January 28, 2011	January 28, 2010	$150.0

Collar	$100.0	February 28, 2008	Cap	4.00%	February 28, 2011	n/a	n/a
			Floor	2.14%

Swap	$125.0	March 28, 2008	n/a	2.91%	September 28, 2011	n/a	n/a

For the three months ended March 31, 2008, the Company recorded the change in the fair value of these derivatives as a loss of $1.7 million (net of a tax benefit of $1.1 million) to the statement of other comprehensive income (loss) as these derivatives were effective under the provisions of SFAS No. 133. The fair value of these derivatives was determined under the provisions of SFAS No. 157 using observable market based inputs (a level two measurement) and the impact of credit risk on a derivative’s fair value (the creditworthiness of the transaction’s counterparty for assets and the creditworthiness of the Company for liabilities).  As of March 31, 2008, the fair value of these derivatives was a liability of $2.8 million, which amount was recorded as a long-term liability in the balance sheets.

The following table presents the accumulated derivative gains (losses) recorded in the statement of comprehensive income (loss) during the three months ended March 31, 2008:

Other Comprehensive Income (Loss)
				Net Amount Of Accumulated
				Derivative Gain
		Net Change		Reclassified To The
Accumulated Derivative		Accumulated Derivative		Consolidated Statement
Gain (Loss)		Gain (Loss)		Of Operations
March 31,	December 31,	Three Months Ended March 31,		Three Months Ended March 31,
2008	2007	2008	2007	2008	2007
(amounts in thousands)

$(1,720)	$—	$(1,720)	$—	$—	$—

Non-Hedge Accounting Treatment

The Company had a derivative rate hedging transaction outstanding with a notional amount of $30.0 million and an initial term of 10 years, that expired February 27, 2008. This interest rate transaction effectively fixed the interest at a rate of 5.8% on borrowings equal to the total notional amount.  For each of the three months ended March 31, 2008 and 2007, the Company recorded to the statement of operations a net gain on derivative instruments of less than $0.1 million.

8.             CONTINGENCIES AND COMMITMENTS

Contingencies

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings.  In the opinion of management, any potential liability of the Company which may arise out of, or with respect to, these matters will not materially affect the Company’s financial position, results of operations or cash flows.

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, property, director and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering claims experience, demographic factors, severity factors, outside expertise and other actuarial assumptions. Under one of these policies, the Company is required to maintain a letter of credit in the amount of $1.5 million.

On January 25, 2007, a wrongful death suit was filed against the Company relating to an on-air contest. The lawsuit seeks compensatory and unspecified punitive damages, which claims may not be fully covered by the Company’s insurance policy. The Federal Communications Commission (“FCC”) has also initiated an investigation into this contest. The Company cannot comment at this time on the prospects for any outcome of these proceedings.

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

The Company has filed, on a timely basis, renewal applications for those radio stations for which their radio broadcasting licenses are subject to renewal with the FCC. Certain licenses were not renewed prior to the renewal date, which is not unusual. The Company continues to operate these radio stations under their existing licenses until the licenses are renewed.  The FCC may delay the renewal pending the resolution of open inquiries. The affected stations are, however, authorized to continue operations until the FCC acts upon the renewal application.

The Company’s six radio stations located in New Orleans, Louisiana, were affected by Hurricane Katrina and the subsequent flooding. The Company completed the relocation and construction of new studio and office facilities. The Company is also completing the strengthening of certain of its transmitter facilities to better withstand a similar event of this nature. During the year ended December 31, 2007, the Company recovered under its insurance policies $1.8 million of the estimated $5.9 million in construction costs described above as $0.9 million in gain on sale or disposition of assets and $0.9 million as other income. The Company cannot, however, determine at this time if any additional amounts will be recoverable under the Company’s insurance policies.

Guarantor Arrangements

The Company enters into indemnification agreements in the ordinary course of business and other agreements which include indemnification provisions.  The Company believes the estimated fair value of these agreements is minimal and has not recorded liabilities for these agreements as of March 31, 2008.

Commitments

Pending Disposition: Rochester, New York

On November 30, 2007, the Company purchased from CBS the assets of four radio stations serving the Rochester radio market for $42.0 million in cash. Under the Communications Act (“Act”), the FCC imposes specific limits on the number of commercial radio stations an entity can own in a single market. Due to these restrictions, the Company cannot own or operate more than five FM radio stations in this market. In addition, the Company is required to meet certain requirements under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  As a result, the Company agreed with the U.S. Department of Justice (“DOJ”) to divest three FM radio stations in this market (WRMM-FM, WZNE-FM and WFKL-FM).  Such divestiture must be approved by the DOJ and the FCC.  The Company received a temporary waiver of the FCC’s ownership rules to allow it to acquire all of the CBS Rochester stations, subject to the requirement to divest three stations under the agreement with the DOJ. Upon the divestiture of these three radio stations, the Company will own and operate five radio stations in the Rochester, New York, market.  On April 29, 2008, the DOJ approved the divestiture of these stations under the agreement of sale as described under Note 17, Subsequent Events.

Pending Disposition: Portland, Oregon

On January 31, 2007, the Company entered into an agreement to sell KTRO-AM (formerly KKSN-AM) in Portland, Oregon, for $4.2 million in cash. Concurrently with entering into the agreement, the Company also entered into a TBA that was effective on February 1, 2007. The Company expects that this transaction, which is subject to FCC approval, will close in the first half of 2009. The Company believes that the divestiture of this station will not alter the competitive position of the remaining six stations the Company currently operates in this market.

9.             SHAREHOLDERS’ EQUITY

Dividends

The following table presents a summary of the Company’s dividend activity during the three months ended March 31, 2008:

(amounts in millions, except per share data)
Amount
	Per			Total
Declaration	Common	Record	Payment	Amount
Date	Share	Date	Date	Paid
February 12, 2008	$0.38	March 14, 2008	March 28, 2008	$14.3

Dividend Equivalents

The Company’s grants of restricted stock units made on and after April 6, 2006 include the right, upon vesting, to receive a dividend equivalent amount equal to the aggregate of all dividends which would have been paid on the restricted stock units. The Company recognizes the tax benefit for income tax purposes as a reduction to its income tax expense rather than as an increase to its paid-in capital as all dividend equivalent payments are made to the restricted stock holders upon the vesting of the units. For the three months ended March 31, 2008 and 2007, the Company paid $0.9 million and $0.1 million, respectively, to the holders of restricted stock units that vested during these periods. The dividend equivalent amount, accrued and unpaid on unvested restricted stock units, was $2.4 million as of March 31, 2008.

Repurchases Of Vested Restricted Stock Units

Upon the vesting of restricted stock units, there is a taxable event to the employee that requires the withholding of taxes from the employee. Upon vesting, unless an employee elects to pay the tax obligation in cash, the Company withholds shares of stock in an amount sufficient to cover the employee’s tax withholding obligations.  As a result, during the three months ended March 31, 2008 and 2007, the Company was deemed to have repurchased 114 thousand and 42 thousand shares of stock, respectively.

Share Repurchase Programs

On April 23, 2008, the Company’s Board of Directors extended a $100.0 million share repurchase program that was due to expire on May 5, 2008. As of March 31, 2008, the Company has $40.2 million in capacity available under this extended share repurchase program which expires on June 30, 2009. Subsequent to March 31, 2008 and as of April 28, 2008, the Company repurchased 0.2 million shares of common stock in the amount of $1.9 million at an average price of $9.95 per share.  As of April 28, 2008, the Company has 38.3 million in capacity available under the share repurchase program.

During the three months ended March 31, 2007, the Company repurchased 0.4 million shares in the amount of $10.0 million at an average price of $28.30 per share.

10.          DEFERRED COMPENSATION PLANS

The Company provides certain of its employees and the Board of Directors with an opportunity to defer a portion of their compensation on a tax-favored basis. The obligations by the Company to pay these benefits under these plans represent unsecured general obligations that rank equally with the Company’s other unsecured and unsubordinated indebtedness.  As of March 31, 2008, $3.5 million was deferred under these plans and was included in other long-term liabilities. The Company also recorded a deferred tax asset of $1.4 million in connection with this liability. For the three months ended March 31, 2008 and 2007, the Company recorded deferred compensation income of $0.2 million and deferred compensation expense of less than $0.1 million, respectively, to corporate general and administrative expense.

11.          NET INCOME (LOSS) PER SHARE

The effect of stock options and restricted stock units in the calculation of net income (loss) per share, using the treasury stock method, was dilutive for the three months ended March 31, 2008 and anti-dilutive for the three months ended March 31, 2007.

The following table sets forth the computations of basic and diluted EPS for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31, 2008			March 31, 2007
	(amounts in thousands, except share and per share data)
	Net Income	Shares	EPS	Net Loss	Shares	EPS
Basic net income (loss) per common share:
Income (loss) from continuing operations	$9,169	37,635,517	$0.24	$(564)	39,386,939	$(0.01)
Loss from discontinued operations	(3,944)	—	(0.10)	—	—	—
Net income (loss)	$5,225	37,635,517	$0.14	$(564)	39,386,939	$(0.01)
Impact of options and restricted stock units		100,546			—
Diluted net income (loss) per common share:
Income (loss) from continuing operations	$9,169	37,736,063	$0.24	(564)	39,386,939	$(0.01)
Loss from discontinued operations	(3,944)	—	(0.10)	—	—	—
Net income (loss)	$5,225	37,736,063	$0.14	$(564)	39,386,939	$(0.01)

In computing the convertible shares under the treasury stock method for the three months ended March 31, 2008, the following awards were excluded from the computation as they were anti-dilutive: (1) options to purchase 2.4 million shares of common stock at a range of $11.41 to $52.05, as the options’ exercise prices were greater than the average market price of the common stock during the three months ended March 31, 2008; (2) 1.0 million restricted stock units with service conditions; and (3) 0.3 million restricted stock units with market conditions as the market conditions were not satisfied as of March 31, 2008.

For the three months ended March 31, 2007, 0.4 million shares were not considered as convertible under the treasury stock method for outstanding options and restricted stock units with service conditions, as convertible shares are considered anti-dilutive when there is a loss from continuing operations. In computing the 0.4 million convertible shares under the treasury stock method for the three months ended March 31, 2007, the following awards were excluded from the computation as they were anti-dilutive: (1) options to purchase 1.2 million shares of common stock at a range of $28.50 to $52.05, as the options’ exercise prices were greater than the average market price of the common stock during the three months ended March 31, 2007; (2) 0.1 million restricted stock units with service conditions; and (3) 0.3 million restricted stock units with market conditions as the market conditions were not satisfied as of March 31, 2007.

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

12.          INCOME TAXES

Effective Tax Rate - Overview

The Company’s income tax rate for the three months ended March 31, 2008 was based on the estimated annual effective tax rate for 2008, which includes: (1) the effect of permanent differences between income subject to income tax for book and tax purposes; and (2) any discrete items of tax. The Company’s effective tax rate, which can fluctuate from quarter to quarter, is higher than the federal statutory rate of 35% primarily as a result of the provision for state taxes (net of a federal tax deduction).

Effective Tax Rate For The Three Months Ended March 31, 2008

The effective income tax rate on income from continuing operations before income taxes was 40.2% for the three months ended March 31, 2008.

The Company’s effective income tax rate may be impacted by: (1) changes in the level of income in any of the Company’s taxing jurisdictions; (2) changes in the statutes and rules applicable to taxable income in the jurisdictions in which the Company operates; (3) changes in the expected outcome of income tax audits; (4) changes in the estimate of expenses that are not deductible for tax purposes; (5) income taxes in certain states where the states’ current taxable income is dependent on factors other than the Company’s consolidated net income; and (6) the effect of recording changes in the Company’s FIN 48 liabilities.

Effective Tax Rate For The Three Months Ended March 31, 2007

The effective tax rate on income from continuing operations before income taxes for the three months ended March 31, 2007 was 114.3%, which included the impact of discrete items such as the adjustment for $2.9 million to previously reported temporary differences in tax and financial reporting bases of the Company’s assets and liabilities and the effect of changes in the Company’s FIN 48 liabilities since adoption on January 1, 2007.

Income Tax Payments

The Company made income tax payments of $0.2 million for the three months ended March 31, 2007.

Deferred Tax Liabilities

                As of March 31, 2008 and December 31, 2007, the Company had net non-current deferred tax liabilities of $239.9 million and $235.6 million, respectively. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

Deferred Tax Assets

The Company’s net current deferred tax assets as of March 31, 2008 and December 31, 2007 were $3.2 million and $2.2 million, respectively. The Company establishes a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In assessing a valuation allowance for deferred tax assets, the Company estimates future taxable income and provides a valuation allowance when it is improbable that the deferred tax asset will be recovered. Future taxable income could be materially different from amounts estimated, in which case the valuation allowance would be adjusted. The Company has a valuation allowance of $1.6 million primarily due to: (1) the five-year limitation for tax purposes of recognizing a loss on investments for federal and state income taxes as only investment gains can be used to offset these losses; and (2) a ten-year limitation for tax purposes of recognizing an income tax credit in one of the states in which the Company operates. Based upon the years in which taxable temporary differences are anticipated to reverse, as of March 31, 2008, management believes it is more likely than not that the Company will realize the benefits of the deferred tax asset balance (net of recorded allowances). On a quarterly basis, management assesses whether it remains more likely than not that the deferred tax assets will be realized.

FIN 48, Uncertain Tax Positions

For each of the three months ended March 31, 2008 and 2007, the Company recorded changes to its FIN 48 liabilities to the statements of operations as income tax expense of $0.1 million, which amounts consisted primarily of interest and penalties. The Company’s FIN 48 liabilities as of March 31, 2008 and December 31, 2007 were each $4.2 million, which amounts were recorded in the balance sheets as long-term tax liabilities. The Company reviews its estimates on a quarterly basis, and any change in its FIN 48 liabilities will result in an adjustment to its income tax expense in the statement of operations in each period measured.

13.          ACCOUNTS RECEIVABLE AND RELATED ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are comprised primarily of advertising that has aired on the Company’s radio stations, but for which payment has not been collected, net of agency commissions, and an estimated provision for doubtful accounts. Estimates of the allowance for doubtful accounts are recorded based on management’s judgment of the collectibility of the accounts receivable based on historical information, relative improvements or deteriorations in the age of the accounts receivable and changes in current economic conditions.

The accounts receivable balances and reserve for doubtful accounts as of March 31, 2008 and December 31, 2007 are presented in the following table:

	March 31,	December 31,
	2008	2007
	(amounts in thousands)

Accounts receivable	$78,417	$93,035

Allowance for doubtful accounts	(2,894)	(2,746)

Accounts receivable, net of allowance for doubtful accounts	$75,523	$90,289

As of March 31, 2008 and December 31, 2007, the Company had recorded accounts receivable credits in the amounts of $2.3 million and $2.8 million, respectively, which amounts are included in the balance sheets under other current liabilities.

As of March 31, 2008 and December 31, 2007, the Company had recorded $0.3 million for each period as short-term unearned revenues, which amount is included in the balance sheets under other current liabilities.

14.          ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets Held For Sale

Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria of paragraph 30 of SFAS No. 144. The Company measures assets held for sale at the lower of their carrying amount or fair value less cost to sell. Additionally, the Company determined that these assets comprise operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. At March 31, 2008, the Company had classified as assets held for sale fixed and intangible assets related to the pending disposal of stations in the Portland and Rochester markets. The major categories of these assets were as follows:

	Assets Held For Sale
			Rochester
			WFKL-FM
		Portland	WRMM-FM
	Total	KTRO-AM	WZNE-FM
	(amounts in thousands)

Building	$27	$18	$9
Equipment	2,436	284	2,152
Furniture and fixtures	358	—	358
	2,821	302	2,519
Accumulated depreciation and amortization	408	245	163
Net property and equipment	2,413	57	2,356

Radio broadcasting licenses	11,939	3,650	8,289
Other intangibles	355	—	355
Goodwill	—	—	—
	12,294	3,650	8,644

Assets held for sale	$14,707	$3,707	$11,000

The Company reviewed its carrying amount for the Rochester assets held for sale and determined that an impairment loss of $4.0 million (net of an income tax benefit of $2.7 million) was necessary due to: (1) the continued decline in advertising revenues; (2) the filing of an application with the FCC to place these stations into a disposition trust; and (3) the impending potential sale by the disposition trustee.  See Note 17, Subsequent Events, for a discussion of an agreement to dispose of these stations.

Discontinued Operations

In connection with the pending dispositions of radio broadcasting assets in the Portland and Rochester markets as described above and the disposition of radio broadcasting assets in the Cincinnati market on March 14, 2008 (the assets were acquired on November 30, 2007 and December 5, 2007), the Company applied the provisions of SFAS No. 144, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations.

The Company did not report as discontinued operations the disposition of the radio stations in Cincinnati or in Portland for the following reasons: (1) there was no activity in the Cincinnati market by the Company since the Company’s acquisition of four stations in the Cincinnati market on November 30, 2007, as Bonneville operated these stations pursuant to a TBA for the period from February 26, 2007 through March 14, 2008; and (2) the pending disposal of a station in the Portland market did not meet the criteria for the reclassification of operating results to discontinued operations due to the expected migration of cash flows from the pending station disposal to other Company-owned radio stations.

The Company did not allocate any interest expense for the periods presented, as it is anticipated that no debt would be required to be repaid under the Company’s Bank Facility as a result of the disposition of these radio station assets.

Selected financial information related to discontinued operations in the Rochester market for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended
	2008	2007
	(amounts in thousands)

Net broadcast revenues	$1,039	$168

Station operating expenses	1,023	162
Depreciation and amortization	—	6
Impairment loss	6,675	—
Total operating expenses	7,698	168
Loss before income taxes	(6,659)	—
Income tax benefit	(2,715)	—
Loss from discontinued operations, net of tax benefit	$(3,944)	$—

15.           FAIR VALUE MEASUREMENTS

As discussed in Note 1, Basis Of Presentation, effective January 1, 2008, the Company adopted FAS No. 157, which requires enhanced disclosures about assets and liabilities carried at fair value.

As defined in FAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. FAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). The three levels of the fair value hierarchy defined by FAS 157 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to FAS No. 157 and includes in level 3 all of those whose fair value is based on significant unobservable inputs.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		Value Measurements At Reporting
		Date Using
		Quoted Prices
		In Active
		Markets For	Significant
		Identical	Other	Significant
		Assets Or	Observable	Unobservable
	March 31,	Liabilities	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
	(amounts in thousands)

Assets
Available For Sale Securities	$1,704	$141	$—	$1,563

Liabilities
Interest Rate Cash Flow Hedges	$(2,833)	$—	$(2,833)	$—

For available for sale securities, the Company uses quoted equity prices for identical assets and liabilities that are available in active markets (level 1).  For the Company’s interest rate hedges, the Company pays a fixed rate and receives a variable interest rate that is observable based upon a forward interest rate curve and is therefore considered a level 2 item.

For the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (level 3), the following is a reconciliation of the activity during the three months ended March 31, 2008:

Available
For Sale
Securities
(amounts
in thousands)
Assets
Balance as of December 31, 2007	$1,557
Purchases	6
Balance as of March 31, 2008	$1,563

16.          DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets, including definite-lived intangible assets, consist of the following:

	March 31,	December 31,
	2008	2007
	(amounts in thousands)
Debt issuance costs, net	$7,465	$8,340
Software costs, net	2,474	2,542
Prepaid assets - long term	1,600	1,800
Acquired advertising contracts, net	1,019	618
Deferred contracts and other agreements, net	973	1,012
Leasehold premium, net	862	884
Station deposits and acquisition costs	479	4,572
Advertiser lists and customer relationships, net	110	64
Other	164	169
	$15,146	$20,001

17.           SUBSEQUENT EVENTS

On April 28, 2008, the Company entered into an agreement of sale for the disposition of three stations in Rochester, New York  for an amount that approximates our current carrying value (includes the effect of the impairment loss).  After approval by the DOJ, the buyer commenced operations under a TBA effective on May 1, 2008.  The Company expects to close on this transaction, which is subject to FCC approval, during the second half of 2008.  See Note 14, Assets Held For Sale And Discontinued Operations, for further discussion.

On April 23, 2008, the Company’s Board of Directors approved a quarterly dividend of $0.10 per share (previously approved quarterly dividends were $0.38 per share) payable on June 27, 2008 to shareholders of record on June 13, 2008.

During April 2008, the Company repurchased in the open market $6.3 million of its 7.625% Senior Subordinated Notes due March 1, 2014 at a price of 92.5% (see Note 6 for further discussion).

ITEM 2.                  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2008. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.  Our results of operations during the relevant periods represent the operations of the radio stations: (1) owned by us; (2) operated by us pursuant to time brokerage agreements (“TBAs”); or (3) stations owned by us but operated by others pursuant to TBAs.

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

Results of Operations

The following significant factors affected our results of operations for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007:

Acquisitions

•                  On March 14, 2008, we acquired through an exchange agreement three radio stations in San Francisco, California, from Bonneville International Corporation (“Bonneville”). We began operating these stations on February 26, 2007 under a TBA, that in 2008 increased our net revenues, station operating expenses and depreciation and amortization expense.

•                  On December 10, 2007 we acquired WVEI-FM (formerly WBEC-FM), a station in Springfield, Massachusetts for $5.8 million in cash. We began operating this station on February 10, 2006 under a TBA, by simulcasting the format of WEEI-AM (a radio station owned and operated by us in the Boston, Massachusetts market). The impact to 2008 was an increase in our depreciation and amortization expense and interest expense.

•                  On November 30, 2007, we acquired from CBS Radio Stations Inc. (“CBS”) four radio stations in Austin, Texas, and three radio stations in Memphis, Tennessee for $101.0 million in cash. We began operating these stations on November 1, 2006 under a TBA. The impact to 2008 was an increase in our depreciation and amortization expense and interest expense and a decrease in our TBA expense.

•                  On November 30, 2007, we acquired from CBS four radio stations in Cincinnati, Ohio for $119.0 million in cash. From November 1, 2006 through February 25, 2007, we operated three of these stations under a TBA. On February 26, 2007, Bonneville began operating the same three stations under a TBA with us.  The impact to 2008 was a decrease in our net revenues, station operating expenses and TBA fees and an increase to our interest expense.

•                  On November 30, 2007, we acquired from CBS four stations in Rochester, New York for $42.0 million in cash The impact to 2008 was an increase to our net revenues, station operating expenses, depreciation and amortization expense and interest expense.

Dispositions

•                  We recognized as discontinued operations three stations in Rochester, New York, that required us to conform the prior year’s financial statements to the current year’s presentation.

•                  On March 14, 2008, we sold to Bonneville through an exchange agreement, three of our seven Seattle, Washington, radio stations which Bonneville began operating on February 26, 2007 under a TBA with us.  The impact to 2008, due to the cessation of operation of these stations on February 26, 2007, was a decrease in our net revenues, station operating expenses and depreciation and amortization expense.

•                  On March 14, 2008, we sold to Bonneville, through an exchange agreement, a Cincinnati radio station we acquired from Cumulus Media Partners, LLC (“Cumulus”) on December 5, 2007. Pursuant to a TBA agreement with Cumulus, we operated this station from November 1, 2006 through February 25, 2007. On February 26, 2007, Bonneville began operating this station under a TBA with us.  The impact to 2008, due to the cessation of operation of this station on February 26, 2007, was a decrease in our net revenues and station operating expenses.

•                  On January 15, 2008, we sold KLQB-FM (formerly KXBT-FM), Austin, Texas, to Univision Radio Broadcasting Texas, L.P. (“Univision”) for $20.0 million in cash.  Univision began operating KLQB-FM under a TBA on February 26, 2007 (a station we began operating on November 1, 2006 under a TBA agreement with CBS). The impact to 2008, due to the cessation of operation of this station on February 26, 2007 and the sale on January 15, 2008, was a decrease in our net revenues, station operating expenses and interest expense.

Financing

•                  Our interest expense increased due to: (1) increased borrowings used to finance: (a) acquisitions during the fourth quarter of 2007 in the amount of $268.3 million; and (b) the payment of quarterly cash dividends to our shareholders; and (2) interest expense of $0.9 million related to the resolution of certain litigation.  The increase in interest expense was offset by: (i) a decrease in interest rates; and (ii) the redemption of a portion of our Senior Subordinated Notes that had a higher interest rate than the rate under our senior debt.

•                  During February and March 2008, we repurchased $30.9 million of Senior Subordinated Notes and recognized a net gain on extinguishment of debt of $1.8 million.

Other

•                  During the first quarter of 2008, we reviewed our carrying amount for the Rochester assets held for sale and determined that an impairment loss of $4.0 million (net of an income tax benefit of $2.7 million) was necessary as a result of the status of the Company’s ongoing divestiture process.

•                  During the first quarter of 2007, we recorded a discrete income tax expense adjustment of $2.9 million as we commenced operations in 2007 in states which on average have higher income tax rates than in states in which we previously operated.

Three Months Ended March 31, 2008 As Compared To The Three Months Ended March 31, 2007

Net Revenues:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(dollars in millions)
Net Revenues	$95.4	$99.9
Amount of Change	$(4.5)
Percentage Change	(4.5)%

Our overall decrease in net revenues was primarily due to the commencement of operations by other parties under TBAs on: (1) February 26, 2007 for three of our seven Seattle stations; (2) February 26, 2007 for four stations in the Cincinnati market; (3) February 26, 2007 for a station in the Austin market; and (4) February 1, 2007 for one of our seven Portland stations. Our performance was also affected by a challenging and varied advertising environment, as we experienced decreases in net revenues for many of our radio stations in markets such as Kansas City, New Orleans and Sacramento.  Our decrease in net revenues was offset by: (i) the commencement by us of operations under a TBA on February 26, 2007 of three stations in the San Francisco market; (ii) increases in net revenues for our radio stations in markets such as Norfolk, Austin and Buffalo; and (iii) the acquisition on November 30, 2007 of radio stations in the Rochester market.

Same Station Considerations:

•              Net revenues in 2008 were not impacted for any acquisitions and dispositions of radio stations as of the beginning of the period.

•              Net revenues in 2007 would have been lower by $0.7 million if we had adjusted net revenues to give effect to acquisitions and dispositions of radio stations as of the beginning of the period.

Station Operating Expenses:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(dollars in millions)
Station Operating Expenses	$64.1	$68.2
Amount of Change	$(4.1)
Percentage Change	(6.0)%

The decrease in station operating expenses was primarily due to the factors leading to the decrease in net revenues as described above.

Same Station Considerations:

•              Station operating expenses for 2008 were not impacted for any acquisitions and dispositions of radio stations as of the beginning of the period.

•              Station operating expenses for 2007 would have been lower by $1.8 million if we had adjusted station operating expenses to give effect to acquisitions and dispositions of radio stations as of the beginning of the period.

Depreciation And Amortization Expenses:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(dollars in millions)
Depreciation and Amortization Expenses	$6.0	$4.1
Amount of Change	$1.9
Percentage Change	46.3%

Depreciation and amortization expense increased due to the acquisitions of radio station assets in the amount of $268.3 million in the fourth quarter of 2007, which included certain amortizable assets with lives of a short duration.

Corporate General And Administrative Expenses:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(dollars in millions)
Corporate General and Administrative Expenses	$8.3	$7.7
Amount of Change	$0.6
Percentage Change	7.8%

The increase in corporate general and administrative expenses was primarily due to: (1) an increase in non-cash compensation expense of $1.9 million due to: (a) the cumulative effect of equity awards issued over multiple years, including 2008, with the awards vesting over periods of up to four years; and (b) the acceleration of vesting of equity awards for a key officer; and (2) the effects of inflation.  This increase was offset by a decrease in legal expenses of $0.9 million primarily associated with certain legal proceedings in the three months ended March 31, 2007 which did not reoccur in the first quarter of 2008.

Operating Income:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(dollars in millions)
Operating Income	$27.1	$15.7
Amount of Change	$11.4
Percentage Change	72.6%

The increase in operating income was primarily due to: (1) a change in net gain (loss) on sale or disposal of assets to a gain of $10.0 million for the three months ended March 31, 2008 from a loss of $0.1 million for the three months  ended March 31, 2007, primarily due to the sale of the three stations in Seattle; and (2) a decrease in time brokerage agreement fees of $4.1 million, primarily due to the cessation of a TBA with CBS on November 30, 2007.  This decrease was offset by the increases in Depreciation and Amortization Expense and Corporate and General Administrative Expenses for the reasons noted above.

Same Station Considerations:

•              Operating income for 2008 was not impacted for acquisitions and dispositions of radio stations as of the beginning of the period.

•              Operating income for 2007 would have been higher by $1.1 million if we had adjusted operating income to give effect to acquisitions and dispositions of radio stations as of the beginning of the period.

Interest Expense:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(dollars in millions)
Interest Expense	$13.6	$12.0
Amount of Change	$1.6
Percentage Change	13.3%

The increase in interest expense was primarily attributable to: (1) higher average outstanding debt under our senior credit agreement used to finance: (a) the acquisition of radio station assets in several markets in the amount of $268.3 million during the fourth quarter of 2007; (b) the repurchase of our common stock in the amount of $55.0 million during the year ended December 31, 2007; and (c) quarterly dividend payments during the year 2007 and the quarter ended March 31, 2008; and (2) $0.9 million related to the resolution of certain litigation. This increase was offset by a decrease in interest expense due to: (i) a decline in interest rates during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007; and (ii) the repurchase of our senior subordinated notes with a higher interest rate than the replacement debt.

Income From Continuing Operations Before Income Taxes:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(dollars in millions)
Income From Continuing Operations Before Income Taxes	$15.3	$3.9
Amount of Change	$11.4
Percentage Change	292.3%

The increase in income from continuing operations before income taxes was mainly attributable to: (1) an increase in operating income for the reasons described above under Operating Income; and (2) a net gain on extinguishment of debt of $1.9 million.

Income Taxes:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(dollars in millions)
Income Taxes	$6.2	$4.5
Amount of Change	$1.7
Percentage Change	37.8%

The increase in income taxes was primarily the result of an increase in Income From Continuing Operations Before Income Taxes due to the reasons described under Operating Income.  In addition, income taxes for the three months ended March 31, 2007 were higher due to a discrete item of tax in the amount $2.9 million (resulting from the commencement of operations in 2007 in states which on average have higher income tax rates than in states in which we previously operated and the resulting effect on previously reported temporary differences between the tax and financial reporting bases of our assets and liabilities).

Our effective income tax rate on income from continuing operations before income taxes of 40.2% for the three months ended March 31, 2008 is based upon our estimated annual rate of 40.9% (exclusive of the impact to the annual rate for discrete items). For the three months ended March 31, 2007, the effective income tax rate on income from continuing operations before income taxes was 40.6% (exclusive of the discrete item of tax in the amount of $2.9 million as described above).

For the three months ended March 31, 2008, the our income tax expense of $6.2 million was deferred.  For the three months ended March 31, 2007, the current tax credit was $6.7 million and the deferred tax expense was $11.2 million, respectively.

Loss From Discontinued Operations, Net Of Income Tax Benefit:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(dollars in millions)
Loss from Discontinued Operations, Net Of Income Tax Benefit	$3.9	$—
Amount of Change	$3.9
Percentage Change	100.0%

We reviewed our carrying amount for the Rochester assets held for sale and determined that a non-cash impairment loss of $4.0 million (net of an income tax benefit of $2.7 million) was necessary due to: (1) the continued decline in advertising revenues; (2) the filing of an application with the FCC to place these stations into a disposition trust; and (3) the impending potential sale by the disposition trustee.  See Note 17, Subsequent Events, for a discussion of an agreement to dispose of these stations.

Net Income (Loss):

	Three Months Ended
	March 31, 2008	March 31, 2007
	(dollars in millions)
Net Income (Loss)	$5.2	$(0.6)
Amount of Change	$5.8
Percentage Change	N/A

The increase in net income was primarily attributable to the reasons described above under Income From Continuing Operations Before Income Taxes, net of income tax expense and Loss From Discontinued Operations, Net Of Income Tax Benefit.

Liquidity And Capital Resources

Bank Facility

On June 18, 2007, we entered into a credit agreement (the “Bank Facility”) with a syndicate of banks for a $1,050 million senior secured credit facility that matures on June 30, 2012, which is comprised of $650 million in revolving credit (“Revolver”) and a $400 million term loan (“Term A”). We used the proceeds of $400 million from the Term A and $152 million from the Revolver to pay all of the outstanding debt under our former senior credit facility as well as transaction expenses. The Term A reduces beginning September 30, 2009 in quarterly amounts starting at $15 million and increasing to $60 million.  We expect to use the remainder of the Revolver to: (1) provide for working capital; and (2) provide for general corporate purposes, including capital expenditures and any or all of the following: repurchases of Class A common stock, dividends, repurchases of our senior subordinated notes, and acquisitions. The Bank Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of our wholly owned subsidiaries. The Bank Facility requires us to comply with certain financial covenants and leverage ratios which are defined terms within the agreement. Management believes we are in compliance with all financial covenants and leverage ratios and all other terms of the Bank Facility.

Liquidity

As of March 31, 2008, we had credit available of $226.5 million under the Bank Facility, subject to compliance with the covenants under the Bank Facility at the time of borrowing and after giving effect to our use of the borrowed funds.  As of March 31, 2008, we had $4.0 million in cash and cash equivalents. During the three months ended March 31, 2008, we decreased our net outstanding debt by $32.4 million (includes a $2.2 million discount on the retirement of our senior subordinated debt) primarily due to the cash available from the sale of a station in Austin, Texas for $20.0 million.  As of March 31, 2008, we had outstanding $942.8 million in debt, including: (1) $822.0 million under our Bank Facility; (2) $1.5 million in a letter of credit; and (3) $119.1 million in senior subordinated notes.

Operating Activities

Net cash flows provided by operating activities were $18.0 million and $8.6 million for the three months ended March 31, 2008 and 2007, respectively. The increase in 2008 was mainly attributable to a net decrease in working capital requirements of $11.9 million, primarily due to a reduction of $7.0 million in working capital requirements for prepaid and refundable income taxes.

Investing Activities

Net cash flows provided by investing activities was $21.2 million for the three months ended March 31, 2008 and net cash flows used in investing activities was $3.0 million for the three months ended March 31, 2007.

For the three months ended March 31, 2008, the cash provided by investing activities primarily reflects $20.0 million in proceeds from the sale of a station in Austin, offset by cash used in investing activities for the additions to property and equipment of $3.0 million.  For the three months ended March 31, 2007, cash used in investing activities was primarily for additions to property and equipment of $3.3 million.

Financing Activities

Net cash flows used in financing activities were $46.2 million and $5.7 million for the three months ended March 31, 2008 and 2007, respectively.

For the three months ended March 31, 2008, the cash flows used in financing activities primarily reflect the repurchase of our senior subordinated notes of $28.7 million and the payment of dividends of $14.3 million. For the three months ended March 31, 2007, the cash flows used in financing activities primarily reflect the repurchase of common stock of $10.0 million and the payment of dividends of $14.9 million, offset by net borrowings of long-term debt of $19.0 million.

Dividends

We have used a portion of our capital resources to pay dividends in the aggregate amount of $14.3 million during the three months ended March 31, 2008.  On April 23, 2008, our Board of Directors approved a second quarter 2008 dividend in the amount of $0.10 per share, which is less than previous authorizations of $0.38 per share.

Share Repurchase Programs

On April 23, 2008, the Company’s Board of Directors extended a $100 million share repurchase program that was due to expire on May 5, 2008. As of March 31, 2008, the Company has $40 million in capacity available under this extended share repurchase program which expires on June 30, 2009.  Subsequent to March 31, 2008 and as of April 28, 2008, we repurchased 0.2 million shares of common stock in the amount of $1.9 million at an average price of $9.95 per share. As of April 28, 2008, we had 38.3 million in capacity available under the share repurchase program.

Senior Subordinated Note Repurchases

We may from time to time seek to retire or purchase our outstanding debt through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

Income Taxes

During the three months ended March 31, 2008, we paid a nominal amount in income taxes. We anticipate that it will not be necessary to make any additional quarterly estimated federal, and most state, income tax payments for the remainder of 2008 based upon existing prepayments and expected quarterly taxable income for the remainder of 2008. In addition, we anticipate refunds for: (1) the prior years’ net operating losses that may be recovered from prior years’ tax obligations; and (2) estimated tax prepayments that were carried over to this year.

Capital Expenditures

Capital expenditures for the three months ended March 31, 2008 were $3.0 million. We anticipate that capital expenditures in 2008 will consist of: (1) an amount of $5.0 million for capital expenditures incurred in the ordinary course of business; and (2) between $4.0 million and $6.0 million primarily for: (a) the consolidation and/or relocation of our studio and office facilities in certain markets; and (b) the continued implementation of HD digital radio transmission capabilities.

Contractual Obligations

The following table reflects a summary as of March 31, 2008 of our contractual obligations for the remainder of the year 2008 and thereafter:

	Payments due by period
		Less than	1 to 3	3 to 5	More Than 5
Contractual Obligations:	Total	1 year	years	years	years
	(amounts in thousands)

Long-term debt obligations (1)	$1,116,544	$31,057	$80,351	$875,477	$129,659
Operating lease obligations	77,560	12,253	21,468	15,968	27,871
Purchase obligations (2)	319,457	61,832	112,812	70,064	74,749
Other long-term liabilities (3)	257,245	704	1,700	3,946	250,895
Total	$1,770,806	$105,846	$216,331	$965,455	$483,174

(1)                      (a)   Our Bank Facility had outstanding debt in the amount of $822.0 million as of March 31, 2008. The maturity under our Bank Facility could be accelerated if we do not maintain certain covenants.

(b)         Under our $119.1 million 7.625% senior subordinated notes, the maturity could be accelerated if we do not maintain certain covenants or could be repaid in cash by us at our option prior to the due date of the notes.

(c)          The above table includes projected interest expense under the remaining term of our Bank Facility and our 7.625% senior subordinated notes.

(2)                                  (a) We have $2.6 million in liabilities related to: (i) our obligation to provide a letter of credit; (ii) construction obligations; and (iii) obligations to increase our interest in a certain partnership.

                                                (b)  In addition to the above, purchase obligations of $316.9 million include contracts primarily for on-air personalities, sports programming rights, ratings services, music licensing fees, equipment maintenance and certain other operating contracts.

(3)                                  Included in the table above, within total other long-term liabilities of $257.2 million, are deferred income tax liabilities of $239.9 million that are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax liabilities may vary according to changes in tax laws, tax rates and our operating results.  As a result, it is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities, including Financial Interpretation No. (“FIN”) 48 liabilities, have been reflected in the above table in the column labeled as “More Than 5 Years.”

Off-Balance Sheet Arrangements

Under our pending transactions to dispose of radio station assets, we determined that FIN 46R was not applicable as of March 31, 2008.

Recent Accounting Pronouncements

See Note 1 to the accompanying financial statements, Basis Of Presentation - New Accounting Pronouncements, for a discussion of the status and potential impact of new accounting pronouncements.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2007.

For a more comprehensive list of our accounting policies, please see Note 2, Significant Accounting Policies, accompanying the consolidated financial statements included in our latest annual report on Form 10-K for the year ended December 31, 2007. Note 2 to the consolidated financial statements included with Form 10-K contains several other policies, including policies governing the timing of revenue recognition, that are important to the preparation of our consolidated financial statements, but do not meet the SEC’s definition of critical accounting policies because they do not involve subjective or complex judgments.  In addition, for further discussion of new accounting policies that were effective for us on January 1, 2008, please refer to the new accounting pronouncements under Note 1 to the accompanying notes to the financial statements.

ITEM 3.                  Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt.  From time to time, we may seek to limit our exposure to interest rate volatility through the use of derivative rate hedging instruments.  If the borrowing rates under LIBOR were to increase 1% above the current rates as of March 31, 2008, our interest expense on our senior debt would increase by approximately $4.7 million on an annual basis, including any increase or decrease in interest expense associated with the use of derivative rate hedging instruments as described below. We do not have interest rate risk related to our senior subordinated notes, which have a fixed interest rate of 7.625%.

During the quarter ended March 31, 2008, we entered into the following derivative rate hedging transactions in the notional amount of $450.0 million to fix interest on our variable rate debt. These rate hedging transactions are tied to the one-month LIBOR interest rate.

						Effective
						Date That	Notional
				Fixed		Notional	Amount
Type of	Notional	Effective		LIBOR	Expiration	Amount	After
Hedge	Amount	Date	Collar	Rate	Date	Decreases	Decrease
	(in millions)						(in millions)

Swap	$225.0	January 28, 2008	n/a	3.03%	January 28, 2011	January 28, 2010	$150.0

Collar	$100.0	February 28, 2008	Cap	4.00%	February 28, 2011	n/a	n/a
			Floor	2.14%

Swap	$125.0	March 28, 2008	n/a	2.91%	September 28, 2011	n/a	n/a

On February 28, 2008, our derivative rate hedging transaction, for a notional amount of $30.0 million that effectively fixed LIBOR at 5.8%, matured.

The fair value (based upon current market rates) of the rate hedging transactions is included as derivative instruments in long-term liabilities as the maturity dates on these instruments are greater than one year. The fair value of the hedging transaction is affected by a combination of several factors, including the change in the one-month LIBOR rate and the forward interest rate to maturity. Any increase in the one-month LIBOR rate and/or the forward interest rate to maturity results in a more favorable valuation, while any decrease in the one-month LIBOR rate and/or forward interest rate to maturity results in a less favorable valuation. Our credit exposure under these hedging agreements, or similar agreements we may enter into in the future, is the cost of replacing an agreement in the event of nonperformance by our counter-party. Our derivative instrument liability as of March 31, 2008 was $2.8 million, which amount included an adjustment for nonperformance in accordance with the fair value provisions of SFAS No. 157, “Fair Value Measurement,” that was effective for us as of January 1, 2008.

Our cash equivalents are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities.  We do not believe that we have any material credit exposure with respect to these assets.

Our credit exposure related to our accounts receivable does not represent a significant concentration of credit risk due to the quantity of advertisers, the minimal reliance on any one advertiser, the multiple markets in which we operate and the wide variety of advertising business sectors.

See also additional disclosures regarding liquidity and capital resources made under Part 1, Item 2, Liquidity and Capital Resources, above.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our President/Chief Executive Officer and Executive Vice President - Operations/Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes In Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                  Legal Proceedings

Except as described below, there have been no material developments relating to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 22, 2008.

ITEM 1A.               Risk Factors

There have been no material changes from the Risk Factors described in our Form 10-K, filed with the SEC on February 22, 2008.

ITEM 2.                  Unregistered Sales Of Equity Securities And Use Of Proceeds

During the three-month period ending March 31, 2008, there were no repurchases of our Class A common stock pursuant to a one-year $100.0 million share repurchase program adopted by our Board of Directors on May 8, 2006.  There were, however elections by employees to withhold shares of stock upon vesting of restricted stock units to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended March 31, 2008:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs
January 1, 2008 - January 31, 2008 (1) (2)	1,140	$10.66	—	$40,213,471
February 1, 2008 - February 29, 2008 (1) (2)	54,991	$12.31	—	$40,213,471
March 1, 2008 - March 31, 2008 (1) (2)	58,073	$11.26	—	$40,213,471
Total	114,204		—

(1) On April 23, 2008, our Board of Directors extended a plan that was due to expire on May 5, 2008 to repurchase up to $100.0 million of our common stock (the “May 2008 Plan”). There were no repurchases of common stock under the Plan during the three months ended March 31, 2008.

(2) In connection with employee tax obligations related to the vesting of restricted stock units during the three months ended March 31, 2008 and in accordance with elections by certain employees, the Company is deemed to have purchased the shares withheld to satisfy the employees’ tax obligations as follows: (a) in January 2008, 1,140 shares at an average price of $10.66 per share; (b) in February 2008, 54,991 shares at an average price of $12.31 per share; and (c) in March 2008, 58,073 shares at an average price of $11.26 per share.  These shares are included in the above table.

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

10.01	Entercom Non-Employee Director Compensation Policy (3)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)                                  Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999. (File No. 333-61381)

(2)                                  Incorporated by reference to an exhibit (as indicated above) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 13, 2002.

(3)                                  Incorporated by reference to Item 1.01 of our Current Report on Form 8K filed on February 19, 2008.

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

ENTERCOM COMMUNICATIONS CORP.
(Registrant)

Date: May 6, 2008	/S/ David J. Field
Name: David J. Field
Title: President and Chief Executive Officer
(principal executive officer)

Date: May 6, 2008	/S/ Stephen F. Fisher
Name: Stephen F. Fisher
Title: Executive Vice President - Operations and Chief
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

10.01	Entercom Non-Employee Director Compensation Policy (3)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)	Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999. (File No. 333-61381)
(2)	Incorporated by reference to an exhibit (as indicated above) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 13, 2002.
(3)	Incorporated by reference to Item 1.01 of our Current Report on Form 8K filed on February 19, 2008.
(4)	Filed herewith.
(5)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.