Form 10-Q
period 2008-06-30
ENTERCOM COMMUNICATIONS CORP
filed 2008-08-06
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Class A common stock,  $.01 par value – 30,248,202 Shares Outstanding as of July 28, 2008

(Class A Shares Outstanding include 1,490,119 unvested restricted stock units)

Class B common stock,  $.01 par value – 7,607,532 Shares Outstanding as of July 28, 2008

ENTERCOM COMMUNICATIONS CORP.

i

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

PART I

FINANCIAL INFORMATION

ITEM 1.          Financial Statements

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

(amounts in thousands)

(unaudited)

ASSETS

	JUNE 30,	DECEMBER 31,
	2008	2007
CURRENT ASSETS:
Cash and cash equivalents	$5,506	$10,945
Accounts receivable, net of allowance for doubtful accounts	94,580	90,289
Prepaid expenses and deposits	6,825	5,578
Prepaid and refundable income taxes	760	15,059
Deferred tax assets	2,028	2,223
Short-term investment	159	—
Total current assets	109,858	124,094

INVESTMENTS	1,563	1,901

PROPERTY AND EQUIPMENT:
Land, land easements and land improvements	17,313	17,323
Buildings	21,393	21,341
Equipment	122,142	116,570
Furniture and fixtures	14,621	14,174
Leasehold improvements	19,633	17,326
	195,102	186,734
Accumulated depreciation	(105,781)	(97,819)
	89,321	88,915
Capital improvements in progress	900	908
Net property and equipment	90,221	89,823

RADIO BROADCASTING LICENSES	1,410,341	1,316,983

GOODWILL	50,834	115,614

ASSETS HELD FOR SALE	14,707	131,685

INVESTMENT IN DECONSOLIDATED SUBSIDIARIES	—	119,251

DEFERRED CHARGES AND OTHER ASSETS - Net	21,281	20,001

TOTAL	$1,698,805	$1,919,352

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

(amounts in thousands)

(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	JUNE 30,	DECEMBER 31,
	2008	2007
CURRENT LIABILITIES:
Accounts payable	$1,033	$5,781
Accrued expenses	16,081	11,288
Accrued liabilities:
Salaries	8,194	8,142
Interest	2,895	4,393
Advertiser obligations and other commitments	1,383	1,436
Other	4,056	4,328
Current portion of long-term debt	22	21
Total current liabilities	33,664	35,389

LONG-TERM LIABILITIES:
Senior debt	811,186	823,697
7.625% senior subordinated notes	108,254	150,000
Deferred tax liabilities	184,422	235,579
Other long-term liabilities	15,131	13,920
Total long-term liabilities	1,118,993	1,223,196
Total liabilities	1,152,657	1,258,585

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	379	387
Additional paid-in capital	582,417	595,915
Retained earnings (deficit)	(41,438)	64,597
Accumulated other comprehensive income (loss)	4,790	(132)
Total shareholders’ equity	546,148	660,767

TOTAL	$1,698,805	$1,919,352

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(amounts in thousands, except share and per share data)

(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2008	2007

NET REVENUES	$219,170	$224,855

OPERATING (INCOME) EXPENSE:
Station operating expenses, including non-cash compensation expense of $1,113 in 2008 and $1,468 in 2007	138,615	143,032
Depreciation and amortization	11,535	8,039
Corporate general and administrative expenses, including non-cash compensation expense of $4,605 in 2008 and $3,116 in 2007	15,355	15,402
Impairment loss	184,587	45,353
Time brokerage agreement (income) fees	(143)	7,499
Net (gain) on sale or disposal of assets	(9,999)	(419)
Total operating expense	339,950	218,906
OPERATING INCOME (LOSS)	(120,780)	5,949

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing costs of $842 in 2008 and $814 in 2007	24,410	24,592
Interest and dividend income	(267)	(338)
(Gain) loss on early extinguishment of debt	(2,384)	458
Net gain on derivative instruments	(34)	(107)
Net (gain) loss on investments	211	(222)
Other income	(3,256)	—
TOTAL OTHER EXPENSE	18,680	24,383

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT	(139,460)	(18,434)
INCOME TAX BENEFIT	(52,336)	(5,362)
LOSS FROM CONTINUING OPERATIONS	(87,124)	(13,072)
Income (loss) from discontinued operations, net of income tax provision (benefit)	(3,977)	11
NET LOSS	$(91,101)	$(13,061)

NET LOSS PER SHARE - BASIC AND DILUTED
Loss from continuing operations	$(2.34)	$(0.33)
Income (loss) from discontinued operations, net of income tax provision (benefit)	(0.10)	0.00
NET LOSS PER SHARE - BASIC AND DILUTED	$(2.44)	$(0.33)

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.48	$0.76

WEIGHTED AVERAGE SHARES:
Basic and Diluted	37,304,858	39,102,341

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 AND 2007

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED JUNE 30,
	2008	2007

NET REVENUES	$123,780	$125,000

OPERATING (INCOME) EXPENSE:
Station operating expenses, including non-cash compensation expense of $730 in 2008 and $949 in 2007	74,525	74,819
Depreciation and amortization	5,533	3,955
Corporate general and administrative expenses, including non-cash compensation expense of $1,415 in 2008 and $1,784 in 2007	7,020	7,702
Impairment loss	184,587	45,353
Time brokerage agreement (income) fees	(45)	3,459
Net (gain) loss on sale or disposal of assets	22	(537)
Total operating expense	271,642	134,751
OPERATING LOSS	(147,862)	(9,751)

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing costs of $414 in 2008 and $412 in 2007	10,846	12,552
Interest and dividend income	(188)	(154)
(Gain) loss on early extinguishment of debt	(615)	458
Net gain on derivative instruments	—	(77)
Net (gain) loss on investments	135	(147)
Other income	(3,256)	—
TOTAL OTHER EXPENSE	6,922	12,632

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT	(154,784)	(22,383)
INCOME TAX BENEFIT	(58,491)	(9,875)
LOSS FROM CONTINUING OPERATIONS	(96,293)	(12,508)
Income (loss) from discontinued operations, net of income tax provision (benefit)	(33)	11
NET LOSS	$(96,326)	$(12,497)

NET LOSS PER SHARE - BASIC AND DILUTED
Income loss from continuing operations	$(2.60)	$(0.32)
Income (loss) from discontinued operations, net of income tax provision (benefit)	(0.00)	0.00
NET LOSS PER SHARE - BASIC AND DILUTED	$(2.60)	$(0.32)

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.10	$0.38

WEIGHTED AVERAGE SHARES:
Basic and Diluted	36,965,906	38,821,310

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(amounts in thousands)

(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2008	2007

NET LOSS	$(91,101)	$(13,061)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX BENEFIT/PROVISION:
Unrealized gain (loss) on investments, net of a tax provision of $86 in 2008 and a tax benefit of $41 in 2007	132	(115)
Unrealized gain on derivatives, net of a tax provision of $3,101 in 2008	4,790	—

COMPREHENSIVE LOSS	$(86,179)	$(13,176)

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

THREE MONTHS ENDED JUNE 30, 2008 AND 2007

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED JUNE 30,
	2008	2007

NET LOSS	$(96,326)	$(12,497)

OTHER COMPREHENSIVE INCOME, NET OF TAX PROVISION:
Unrealized gain on investments, net of a tax provision of $70 in 2008 and $78 in 2007	108	120
Unrealized gain on derivatives, net of a tax provision of $4,215 in 2008	6,510	—

COMPREHENSIVE LOSS	$(89,708)	$(12,377)

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

SIX MONTHS ENDED JUNE 30, 2008 AND YEAR ENDED DECEMBER 31, 2007

(amounts in thousands, except share data)

(unaudited)

	Common Stock				Additional	Retained		Accumulated Other
	Class A		Class B		paid-in	Earnings	Unearned	Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Compensation	Income	Total

Balance, December 31, 2006	32,379,345	$324	8,046,805	$80	$641,889	$134,655	$—	$144	$777,092
Net loss	—	—	—	—	—	(8,357)	—	—	(8,357)
Conversion of Class B common stock to Class A common stock	439,273	4	(439,273)	(4)	—	—	—	—	—
Accounting change, net of taxes	—	—	—	—	—	(1,850)	—	—	(1,850)
Compensation expense related to granting of stock options	—	—	—	—	212	—	—	—	212
Compensation expense related to granting of restricted stock	488,677	5	—	—	9,059	—	—	—	9,064
Issuance of common stock related to an incentive plan	22,525	—	—	—	465				465
Exercise of stock options (including tax benefits)	21,585	—	—	—	559	—	—	—	559
Common stock repurchase	(2,176,039)	(22)	—	—	(54,979)	—	—	—	(55,001)
Purchase of vested employee restricted stock units	(42,666)	—	—	—	(1,290)	—	—	—	(1,290)
Payments of dividends	—	—	—	—	—	(57,992)	—	—	(57,992)
Dividend equivalents on restricted stock units (net of for-feitures and payments)	—	—	—	—	—	(1,859)	—	—	(1,859)
Net unrealized loss on investments	—	—	—	—	—	—	—	(276)	(276)
Balance, December 31, 2007	31,132,700	311	7,607,532	76	595,915	64,597	—	(132)	660,767
Net loss	—	—	—	—		(91,101)	—	—	(91,101)
Compensation expenses related to granting of stock options	—	—	—	—	204	—	—	—	204
Compensation expense related to granting of restricted stock	508,950	5	—	—	4,335	—	—	—	4,340
Issuance of common stock related to an incentive plan	24,681	—	—	—	215	—	—	—	215
Exercise of stock option (including tax benefits)	—	—	—	—		—	—	—	—
Common stock repurchase	(1,302,100)	(13)	—	—	(13,247)	—	—	—	(13,260)
Purchase of vested employee restricted stock units	(116,029)	—	—	—	(1,360)	—	—	—	(1,360)
Payment of dividends	—	—	—	—	(3,645)	(14,301)	—	—	(17,946)
Dividend equivalents on restricted stock units (net of for-feitures of payments)	—	—	—	—	—	(633)	—	—	(633)
Net unrealized gain on investments	—	—	—	—	—	—	—	132	132
Net unrealized gain on derivatives	—	—	—	—	—	—	—	4,790	4,790
Balance, June 30, 2008	30,248,202	$303	7,607,532	$76	$582,417	$(41,438)	$—	$4,790	$546,148

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(amounts in thousands)

(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(91,101)	$(13,061)
(Income) loss from discontinued operations before impairment loss, net of tax provision	37	(11)
Impairment loss from discontinued operations	6,675	—
Deferred tax benefit from discontinued operations	(2,735)	—
Loss from continuing operations	(87,124)	(13,072)

Adjustments to reconcile loss from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization (includes amortization of station operating expenses)	11,535	8,042
Amortization of deferred financing costs	842	814
Deferred taxes	(52,336)	1,577
Tax benefit on exercise of options	—	29
Provision for bad debts	1,412	1,511
Net gain on sale or disposal of assets	(9,999)	(419)
Non-cash stock-based compensation expense	5,718	4,584
Net (gain) loss on investments	211	(222)
Net gain on derivative instruments	(34)	(107)
Deferred rent	145	14
Unearned revenue - long-term	(20)	(19)
Net gain (loss) on extinguishment of debt	(2,384)	458
Deferred compensation	1,175	794
Tax benefit for vesting of restricted stock unit awards	(474)	(1,199)
Impairment loss	184,587	45,353
Other income	(3,500)	—
Changes in assets and liabilities (net of effects of acquisitions and dispositions in all years and the effect of deconsolidation activities in 2008 and 2007):
Accounts receivable	(5,691)	(10,289)
Prepaid expenses and deposits	(1,246)	(2,409)
Prepaid and refundable income taxes	14,298	(7,433)
Accounts payable and accrued liabilities	(1,732)	4,441
Prepaid expenses - long-term	200	—
Net cash provided by continuing operating activities	55,583	32,448
Net cash (used in) provided by discontinued operating activities	(37)	23
Net cash provided by operating activities	55,546	32,471

INVESTING ACTIVITIES:
Additions to property and equipment	(4,498)	(6,830)
Proceeds from sale of property, equipment, intangibles and other assets	21,006	33
Purchases of radio station assets	(374)	—
Deferred charges and other assets	(848)	(347)
Purchases of investments	(6)	(2)
Proceeds from investments	193	2,199
Proceeds from insurance recovery	3,500	523
Station acquisition deposits and costs	4,141	(438)
Net cash provided by (used in) investing activities	23,114	(4,862)

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(amounts in thousands)

(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2008	2007
FINANCING ACTIVITIES:
Deferred financing expenses related to bank facility and senior subordinated debt	—	(4,634)
Proceeds from issuance of long-term debt	56,000	628,500
Payments of long-term debt	(68,511)	(574,509)
Retirement of senior subordinated debt	(38,765)
Purchase of the Company’s common stock	(13,260)	(47,375)
Proceeds from issuance of employee stock plan	183	219
Proceeds from the exercise of stock options	—	529
Purchase of vested restricted stock units	(1,360)	(1,284)
Payment of dividend equivalents on vested restricted stock units	(914)	(96)
Payment of dividends	(17,946)	(29,627)
Tax benefit for vesting of restricted stock awards	474	1,199
Net cash used in financing activities	(84,099)	(27,078)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,439)	531
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,945	10,795
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,506	$11,326

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$24,273	$23,565
Income taxes	$22	$339
Dividends	$17,946	$29,627

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES -

On March 14, 2008, the Company completed an exchange of radio station assets with Bonneville International Corporation and as a result the Company: (1) received $220.0 million in assets, including cash of $1.0 million; (2) provided assets with a basis of $210.0 million (including transaction costs); and (3) recorded a gain of $10.0 million.

In connection with the issuance of 0.5 million and 0.4 million restricted stock units (net of forfeitures) during the six months ended June 30, 2008 and 2007, respectively, the Company will increase its paid in capital in the amount of $6.0 million and $11.5 million over the vesting period of the restricted stock units.

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

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

Recent Accounting Pronouncements

FAS No. 161

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities -an amendment of FASB Statement No. 133.” FAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in FAS No. 161 is effective on January 1, 2009. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS No. 161.

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

SAB No. 110

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 that modified SAB No. 107 regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R, “Share-Based Payment.”  Under SAB No. 107, the use of the simplified method was not allowed beyond December 31, 2007. SAB No. 110 allows, however, the use of the “simplified” method beyond December 31, 2007 under certain circumstances. During the first six months of 2008, the Company used the simplified method under SAB No. 107, and the Company expects to continue to use the simplified method in future periods if the facts and circumstances permit.

FAS No. 160

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51.”  FAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  FAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively.  FAS No. 160 is effective for the Company as of January 1, 2009.  The Company does not anticipate that the adoption of FAS No. 160 will have an effect on the Company’s financial position, results of operations or cash flows.

FAS No. 141R

In December 2007, the FASB issued FAS No. 141R (as revised), “Business Combinations,” that will significantly change how business combinations are accounted for through the use of fair values in financial reporting and will impact financial statements both on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings, and could impact the Company’s acquisition strategy.  FAS No. 141R, which is effective for the Company as of January 1, 2009, will apply to all business combinations that will close on or after January 1, 2009.

FAS No. 159

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” FAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. FAS No. 159 was effective for the Company as of January 1, 2008. The Company did not elect to adopt FAS No. 159 on current assets and liabilities, but may elect to do so in the future.

FAS No. 157

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. FAS No. 157 was effective for the Company as of January 1, 2008.  The adoption of FAS No. 157 did not have a material effect on the Company’s financial position, results of operations or cash flows.

2.                                      SHARE-BASED COMPENSATION

Under the Entercom Equity Compensation Plan (the “Plan”), 0.9 million shares are available for future grant as of June 30, 2008.  At the shareholders’ meeting on May 13, 2008, the Company’s shareholders approved certain amendments to the Plan including: (i) an increase to the sub-limit for restricted stock units from 2.0 million to 3.0 million shares; and (ii) the addition of certain performance criteria for purposes of eliminating expense deduction limitations for income tax purposes.

Restricted Stock Units

Restricted Stock Units With Service And Market Conditions

As of June 30, 2008, none of the Company’s 0.3 million restricted stock units with service and market conditions vested, as the applicable milestones were not reached.

For the six months ended June 30, 2008 and 2007, no restricted stock units with service and market conditions were issued.

Restricted Stock Unit Activity

During the six months ended June 30, 2008, the Company issued 0.5 million restricted stock units (net of forfeitures) at a weighted average fair value of $11.70 and will increase its additional paid-in capital by $6.0 million over the vesting period of the restricted stock units. During the six months ended June 30, 2007, the Company issued 0.4 million restricted stock units (net of forfeitures) at a weighted average fair value of $29.22 and will increase its additional paid-in capital by $11.5 million over the vesting period of the restricted stock units. During the six months ended June 30, 2008 and 2007, 0.4 million units and 0.2 million units, respectively, of restricted stock were both vested and released.

As of June 30, 2008, there was $16.7 million of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be amortized over a remaining weighted-average recognition period of 2.7 years.

A summary of the Company’s outstanding restricted stock units as of June 30, 2008, and changes in restricted stock units during the six months ended June 30, 2008, is as follows:

	Number of Restricted Stock Units	Weighted- Average Purchase Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value As Of June 30, 2008

Restricted stock units outstanding as of December 31, 2007	1,407,680
Restricted stock units awarded	525,700
Restricted stock units released	(426,511)
Restricted stock units forfeited	(16,750)
Restricted stock units outstanding as of June 30, 2008	1,490,119	$—	1.7	$10,460,635

Restricted stock units vested and expected to vest	1,328,691	$—	1.7	$9,007,023
Restricted stock units exercisable (vested and deferred)	45,639	$—	0.0	$320,386
Weighted average remaining recognition period in years	2.7

Options

There were 0.2 million options granted during the six months ended June 30, 2008, and there were no options granted during the six months ended June 30, 2007. For options granted during the six months ended June 30, 2008, the Company used the Black-Scholes option-pricing model and determined: (1) the term by using the simplified plain-vanilla method as allowed under SAB No. 110 (see Note 1, Recent Accounting Pronouncements); (2) a historical volatility over a period commensurate with the expected term, with the observation of the volatility on a daily basis; (3) a risk-free interest rate that was consistent with the expected term of the stock options and based on the U.S. Treasury yield curve in effect at the time of the grant; and (4) an annual dividend yield based upon the Company’s most recent quarterly dividend per common share at the time of the grant.

The fair value of each option grant was estimated on the date of grant using the following weighted average assumptions:

Six Months Ended June 30, 2008
Expected life	6.25 years
Expected volatility factor	30.9% to 32.3%
Risk-free interest rate	2.7% to 3.3%
Expected dividend yield	3.7% to 14.6%

The total intrinsic value of options exercised was $78 thousand during the six months ended June 30, 2007 (no options were exercised during the six months ended June 30, 2008). For the six months ended June 30, 2007, cash received from stock option exercises was $529 thousand and the income tax benefit from stock option exercises was $29 thousand.

The following table presents the option activity for the six months ended June 30, 2008:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value As of June 30, 2008

Options outstanding as of December 31, 2007	2,344,100	$29.74
Options granted	185,150	$12.17
Options exercised	—	$—
Options forfeited	(3,000)	$25.45
Options expired	(14,195)	$31.89
Outstanding as of June 30, 2008	2,512,055	$28.44	5.8	$—

Options vested and expected to vest as of June 30, 2008	2,422,051	$28.78	5.6	$—
Options vested and exercisable as of June 30, 2008	1,768,405	$32.30	4.3	$—
Weighted average remaining recognition period in years	3.3

As of June 30, 2008, $1.1 million of accumulated unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, is expected to be recognized in future periods over a weighted average period of 3.3 years.

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2008:

		Options Outstanding			Options Exercisable
Exercise Prices		Number of Options Outstanding at June 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable at June 30, 2008	Weighted Average Exercise Price
$10.90	$18.00	449,957	7.3	$14.55	115,557	$18.00
$22.50	$23.87	499,044	7.4	$23.60	99,044	$22.50
$27.75	$27.75	436,993	2.4	$27.75	436,993	$27.75
$28.19	$34.44	81,375	4.2	$32.57	72,250	$32.50
$35.05	$35.05	876,000	6.3	$35.05	875,875	$35.05
$36.25	$52.05	168,686	3.7	$45.27	168,686	$45.27

		2,512,055	5.8	$28.44	1,768,405	$32.30

Recognized Non-Cash Compensation Expense

For the six months ended June 30, 2008 and 2007, the Company recorded an income tax benefit of $2.0 million and $1.6 million, respectively, related to the stock-based compensation expense recognized under SFAS No. 123R of $5.7 million and $4.6 million, respectively.

 For the three months ended June 30, 2008 and 2007, the Company recorded an income tax benefit of $0.7 million and $1.1 million, respectively, related to the stock-based compensation expense recognized under SFAS No. 123R of $2.1 million and $2.7 million, respectively.

Tax Benefit, Or Additional Paid-In-Capital Pool

In connection with the vesting of restricted stock units issued under the Company’s 2006 Option Exchange Program, the Company received tax deductions in excess of previously recorded tax benefits.  As a result, the Company recorded a windfall tax benefit of $0.5 million and $1.2 million for the six months ended

June 30, 2008 and 2007, respectively, that was classified as a financing cash inflow in the condensed consolidated statements of cash flows.

For the six months ended June 30, 2008, the Company utilized its paid-in-capital pool of $1.7 million in current and previously recorded tax benefits.

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

During each of the first quarters of 2008 and 2007, the Company completed the non-amortizing intangible asset impairment test for broadcasting licenses and determined that: (1) the reporting unit was a radio market; and (2) the fair value of the broadcasting licenses was equal to or greater than the amount reflected in the balance sheet for each of the Company’s markets.  Based upon the results of each of the asset impairment tests, no impairment charges were recorded during the first quarter for each of these years. Please refer to Note 14, Assets Held For Sale And Discontinued Operations, for a discussion of an impairment to broadcasting licenses on assets held for sale.

In connection with the Company’s annual review of its goodwill during the second quarter of 2008 as described in Note 3 below, the Company determined that the fair value of several of its markets’ broadcasting licenses was impaired under the second step of its goodwill analysis. As a result, for the six months ended June 30, 2008 the Company recorded an impairment loss in the Denver, Greenville, Indianapolis and Memphis markets on a aggregate basis of $117.0 million and reduced its carrying value of broadcasting licenses. Contributing factors to the impairment were a decline in the available advertising dollars in these markets and its effect on the Company’s operations, coupled with changes in the anticipated growth of these markets. Other than as described above, no event occurred or circumstances changed after these first quarter tests were conducted that would, more likely than not, change the fair value of broadcasting licenses below the amount reflected in the balance sheets and, accordingly, no other impairment charges were recorded for the six months ended June 30, 2008 and 2007.  The amount of unamortized broadcasting licenses reflected in the balance sheet as of June 30, 2008 was $1.4 billion.

The following table presents the changes in broadcasting licenses for the six months ended June 30, 2008:

Carrying Amount
(amounts in thousands)

Balance as of December 31, 2007	$1,316,983
Acquisitions	210,358
Loss on impairment	(117,000)
Balance as of June 30, 2008	$1,410,341

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

The Company performed its annual impairment test and, as a result, the Company recorded an impairment loss of: (1) $67.6 million on an aggregate basis for the Denver and Indianapolis markets during the second quarter of 2008 (see the related impairment of broadcasting licenses as described in Note 3, above); and (2) $45.4 million for the Denver market during the second quarter of 2007. Contributing factors to the impairment were a decline in the available advertising dollars in these markets and its effect on the Company’s operations, coupled with changes in the anticipated growth of the broadcasting industry and its impact on prices paid for radio stations. If actual market conditions are less favorable than those projected by the industry or the Company, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required upon retesting to recognize impairment charges in future periods. Please refer to Note 14, Assets Held For Sale And Discontinued Operations, for a discussion of an impairment to goodwill on assets held for sale. The amount of goodwill reflected in the Company’s balance sheet as of June 30, 2008 was $50.8 million.

The following table presents the changes in goodwill for the six months ended June 30, 2008:

Carrying Amount
(amounts in thousands)

Balance as of December 31, 2007	$115,614
Acquisitions	2,807
Loss on impairment	(67,587)
Balance as of June 30, 2008	$50,834

(B) Definite-Lived Intangibles

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, acquired advertising contracts and income leases. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The amount of the amortization expense for definite-lived intangible assets was $2.8 million and $0.1 million for the six months ended June 30, 2008 and 2007, respectively.  The amount of the amortization expense for definite-lived intangible assets was $1.1 million and under $0.1 million for the three months ended June 30, 2008 and 2007, respectively.  As of June 30, 2008, the Company reflected $1.0 million in unamortized definite-lived assets, which amount is included in deferred charges and other assets on the balance sheet.

The following is an estimate of the amortization expense for definite-lived assets, in thousands, for each of the succeeding years ending December 31:

Definitive- Lived Assets
Years ending December 31,
2008 (excludes the six months ended June 30, 2008)	$99
2009	157
2010	122
2011	84
2012	81
Thereafter	498
Total	$1,041

4.                                      ACQUISITIONS AND UNAUDITED PRO FORMA SUMMARY

Acquisitions And Dispositions For The Six Months Ended June 30, 2008

Exchange:  Four Stations In Cincinnati, Ohio, And Three Stations In Seattle, Washington, In Exchange For Three Stations In San Francisco, California

On March 14, 2008, the Company completed an exchange transaction with Bonneville International Corporation (“Bonneville”) to exchange four radio stations in Cincinnati, Ohio, and three radio stations in Seattle, Washington, for three radio stations in San Francisco, California, and $1.0 million in cash. No cash was required by the Company to complete this transaction.

The fair value of the assets acquired in exchange for the assets disposed were accounted for under FAS No. 153, “Exchanges of Non-monetary Assets - an Amendment of APB Opinion No. 29,” which resulted in a fair value of $220.0 million.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining the fair value, the Company used market and income approaches.

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

As a result of the exchange transaction, the Company recorded $2.8 million of goodwill which is fully deductible for income tax purposes. The exchange transaction provided the Company with entry into the San Francisco market, where management believes it can increase the market share of the acquired stations. Upon completion of the transactions described herein, the Company: (1) owns and operates three stations in San Francisco; (2) continues to own and operate four radio stations in the Seattle market; and (3) exited the Cincinnati market.  The Company reported a gain on sale or disposal of assets of $10.0 million, which was primarily attributable to the disposition of the three radio stations in the Seattle market.

The following is a summary of those radio stations that were included in the exchange:

Markets	Radio Stations	Transactions
San Francisco, CA	KDFC-FM; KBWF-FM; and KOIT-FM	Company acquired from Bonneville on March 14, 2008
Seattle, WA	KBSG-FM; KIRO-AM; and KTTH-AM	Company disposed to Bonneville on March 14, 2008
Cincinnati, OH	WKRQ-FM; WSWD-FM; WUBE-FM; and WYGY-FM	Company disposed to Bonneville on March 14, 2008

For the three radio stations acquired in San Francisco, the aggregate purchase price, including transaction costs of $0.4 million, was allocated as follows and is based upon information available at this time and is subject to change:

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

Austin, Texas

On January 15, 2008, the Company sold the radio station assets of KLQB-FM, formerly KXBT-FM, in Austin, Texas, for $20.0 million in cash.  The buyer had operated this station under a TBA since February 26, 2007. The Company believes that the divestiture of this station will not alter the competitive position of the remaining three stations the Company currently operates in this market.  No gain or loss was reported on the sale.

Acquisitions And Dispositions For The Six Months Ended June 30, 2007

There were no acquisitions or dispositions during the six months ended June 30, 2007.

Other Transactions

During May 2007, the Company completed an agreement to purchase land for $1.9 million in cash for the purpose of relocating and consolidating two of its Portland, Oregon, transmitter sites.

Unaudited Pro Forma Summary Of Financial Information

The following pro forma information presents the consolidated results of operations as if any acquisitions which occurred had all occurred as of the beginning of each period presented, after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions occurred as of the beginning of the periods presented. For purposes of this presentation, the data does not reflect on a pro forma basis dispositions of radio stations (other than the disposition of: (1) a radio station in Cincinnati to Cumulus as the Company has never operated this station; and (2) the disposition to Bonneville of  radio stations in Seattle and Cincinnati as this disposition was in exchange for the assets as described under Note 4).  In addition, the tables reflect on a pro forma basis as if the discontinued operations in Rochester were not discontinued. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Six Months Ended June 30,
	2008	2007
	(unaudited)
	(amounts in thousands, except per share data)
	Pro Forma	Pro Forma

Net revenues	$220,610	$227,317
Net loss	$(97,427)	$(11,654)
Net loss per common share - basic and diluted	$(2.61)	$(0.30)

	Three Months Ended June 30,
	2008	2007
	(unaudited)
	(amounts in thousands, except per share data)
	Pro Forma	Pro Forma

Net revenues	$124,180	$128,171
Net loss	$(96,533)	$(12,524)
Net loss per common share - basic and diluted	$(2.61)	$(0.32)

5.                                      SENIOR DEBT

Bank Facility

In June 2007, the Company entered into a credit agreement (the “Bank Facility”) with a syndicate of banks for a $1,050 million senior secured credit facility that matures in June 2012. The Bank Facility is comprised of $650 million in revolving credit (“Revolver”) and a $400 million term loan (“Term A”). The Company is required to make repayments of the Term A beginning September 2009 in quarterly amounts starting at $15 million and increasing to $60 million. The Bank Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly owned subsidiaries. The Bank Facility requires the Company to comply with certain financial covenants and leverage ratios which are defined terms within the agreement, including: (1) Total Debt to Operating Cash Flow; and (2) Operating Cash Flow to Interest Expense.

As of June 30, 2008, the Company had $811.0 million, as well as a $1.5 million letter of credit, outstanding under the Bank Facility. Subject to covenant compliance at the time of each borrowing, the amount available under the Revolver as of June 30, 2008 was $237.5 million.

Deferred Financing Expenses

In connection with the replacement of the former credit facility with the Bank Facility, the Company reviewed the unamortized deferred financing costs to determine the amount subject to extinguishment under the provisions of EITF No. 98-14, “Debtor’s Accounting in Line-of-Credit or Revolving-Debt Arrangements.”  Under this provision, the Company: (1) recorded $0.5 million of the former credit facility’s unamortized deferred financing costs as a loss on early extinguishment of debt to the statement of operations during the second quarter of 2007; (2) deferred $2.2 million of the former credit facility’s unamortized deferred financing expenses that will be amortized under the effective interest rate method over the life of the Bank Facility; and (3) recorded $4.6 million of deferred financing expenses related to the Bank Facility that will be amortized under the effective interest rate method over the life of the Bank Facility.

6.             SENIOR SUBORDINATED NOTES

During the six months ended June 30, 2008, the Company repurchased $41.7 million of its $150.0 million 7.625% Senior Subordinated Notes (the “Notes”) due March 1, 2014. For the six and three months ended June 30, 2008, the Company recorded in the statements of operations a gain on the extinguishment of debt of $2.4 million and $0.6 million, respectively, net of the write-off of deferred financing costs of $0.6 million and $0.2 million, respectively.  The Notes outstanding as of June 30, 2008 were $108.3 million.

7.                                      DERIVATIVES AND HEDGING ACTIVITIES

Periodically, the Company enters into derivative financial instruments, including interest rate exchange agreements (“Swaps”) and interest rate collar agreements (“Collars”), to manage its exposure to fluctuations in interest rates. Under a fixed rate Swap, the Company pays a fixed rate on a notional amount to a bank, and the bank pays to the Company a variable rate on the notional amount equal to the Company’s Eurodollar borrowing rate. A Collar establishes two separate agreements: an upper limit or “Cap” and a lower limit or “Floor” for the Company’s Eurodollar borrowing rate.

As of June 30, 2008, the Company had the following derivatives outstanding, which were designated as cash flow hedges that qualified for hedge accounting treatment:

Type of Hedge	Notional Amount	Effective Date		Collar	Fixed LIBOR Rate		Expiration Date	Effective Date That Notional Amount Decreases	Notional Amount After Decrease
	(in millions)								(in millions)

Swap	$225.0	January 28, 2008		n/a	3.03%		January 28, 2011	January 28, 2010	$150.0

Collar			{	Cap	4.00%	}
	$100.0	February 28, 2008		Floor	2.14%		February 28, 2011	n/a	n/a

Swap	$125.0	March 28, 2008		n/a	2.91%		September 28, 2011	n/a	n/a

Swap	$100.0	May 28, 2008		n/a	3.62%		May 28, 2012	n/a	n/a

For the six months ended June 30, 2008, the Company recorded the change in the fair value of these derivatives as a gain of $4.8 million (net of a tax provision of $3.1 million) to the statement of other comprehensive loss as these derivatives were effective under the provisions of SFAS No. 133. The fair value of these derivatives was determined under the provisions of SFAS No. 157 using observable market based inputs (a level two measurement) and the impact of credit risk on a derivative’s fair value (the creditworthiness of the transaction’s counterparty for assets and the creditworthiness of the Company for liabilities).  For the three months ended June 30, 2008, the Company recorded the change in the fair value of these derivatives as a gain of $6.5 million (net of a tax provision of $4.2 million) to the statement of other comprehensive loss. As of June 30, 2008, the fair value of these derivatives was an asset of $7.9 million, which amount was recorded as a long-term asset in the balance sheet.

The following table presents the accumulated derivative gain (loss) recorded in the statements of comprehensive loss during the six months ended June 30, 2008 and 2007:

Other Comprehensive Loss
Accumulated Derivative Gain (Loss)		Net Change Accumulated Derivative Gain (Loss)		Net Amount Of Accumulated Derivative Gain Reclassified To The Consolidated Statement Of Operations
June 30,	December 31,	Six Months Ended June 30,		Six Months Ended June 30,
2008	2007	2008	2007	2008	2007
(amounts in thousands)

$4,790	$—	$4,790	$—	$—	$—

The following table presents the accumulated derivative gain (loss) recorded in the statements of comprehensive loss during the three months ended June 30, 2008 and 2007:

Other Comprehensive Loss
Net Change Accumulated Derivative Gain (Loss)		Net Amount Of Accumulated Derivative Gain Reclassified To The Consolidated Statement Of Operations
Three Months Ended June 30,		Three Months Ended June 30,
2008	2007	2008	2007
(amounts in thousands)

$6,510	$—	$—	$—

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

8.                                      CONTINGENCIES

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

On January 25, 2007, a wrongful death suit was filed against the Company relating to an on-air contest. The lawsuit seeks various damages, which may not be fully covered by the Company’s insurance policy. The FCC has also initiated an investigation into this contest. The Company cannot comment at this time on the prospects for any outcome of these proceedings.

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

The Company’s six radio stations located in New Orleans, Louisiana, were affected by Hurricane Katrina and the subsequent flooding. The Company has completed the relocation and construction of new studio and office facilities as well as the strengthening of certain of its transmitter facilities to better withstand a similar event of this nature. During the six months ended June 30, 2008 and 2007, the Company recovered $3.5 million and $0.5 million, respectively, under its insurance policies which were reported as other income in the statement of operations.  The Company does not expect to recover any additional material amounts related to Hurricane Katrina under its insurance policies.

Guarantor Arrangements

The Company enters into indemnification agreements in the ordinary course of business and other agreements which include indemnification provisions.  The Company believes the estimated fair value of these agreements is minimal and has not recorded liabilities for these agreements as of June 30, 2008.

9.                                      SHAREHOLDERS’ EQUITY

Dividends

The following table presents a summary of the Company’s dividend activity during the six months ended June 30, 2008:

Payment Date	Amount Per Common Share
June 27, 2008	$0.10
March 28, 2008	$0.38

Dividend Equivalents

The Company’s grants of restricted stock units include the right, upon vesting, to receive a dividend equivalent amount equal to the aggregate of all dividends which would have been paid on the restricted stock units. For the six months ended June 30, 2008 and 2007, the Company paid $0.9 million and $0.1 million, respectively, to the holders of restricted stock units that vested during these periods. The dividend equivalent amount, accrued and unpaid on unvested restricted stock units, was $2.5 million as of June 30, 2008.  The Company recognizes the tax benefit for income tax purposes as a reduction to its income tax expense rather than as an increase to its paid-in capital as all dividend equivalent payments are made to the restricted stock holders upon the vesting of the units.

Repurchases Of Vested Restricted Stock Units

Upon vesting, unless an employee elects to pay the tax withholding obligation in cash, the Company withholds shares of stock in an amount sufficient to cover the employee’s tax withholding obligations.  As a result, during the six months ended June 30, 2008 and 2007, the Company was deemed to have repurchased 116 thousand and 42 thousand shares of stock, respectively.

Share Repurchase Programs

On April 23, 2008, the Company’s Board of Directors extended a $100.0 million share repurchase program that was due to expire on May 5, 2008. As of June 30, 2008, the Company has $27.0 million in capacity available under this extended share repurchase program which expires on June 30, 2009.

During the six months and three months ended June 30, 2008, the Company repurchased 1.3 million shares in the amount of $13.3 million at an average price of $10.18 per share.  During the six months and three months ended June 30, 2007, the Company repurchased 1.8 million and 1.4 million shares, respectively,  in the amount of $47.4 million and $37.4 million, respectively, at an average price of $25.85 and $25.27 per share, respectively.

10.                               DEFERRED COMPENSATION PLANS

The Company provides certain of its employees and the Board of Directors with an opportunity to defer a portion of their compensation on a tax-favored basis. The obligations by the Company to pay these benefits under these plans represent unsecured general obligations that rank equally with the Company’s other unsecured and unsubordinated indebtedness.  As of June 30, 2008, $4.0 million was deferred under these plans and was included in other long-term liabilities. The Company also recorded a deferred tax asset of $1.6 million in connection with this liability. For the six months ended June 30, 2008 and 2007, the Company recorded deferred compensation income of $0.3 million and deferred compensation expense of $0.2 million, respectively, to corporate general and administrative expense.   For the three months ended June 30, 2008 and 2007, the Company recorded deferred compensation income of $0.1 million and deferred compensation expense of $0.2 million, respectively, to corporate general and administrative expense.

11.                               NET INCOME (LOSS) PER SHARE

The effect of stock options and restricted stock units in the calculation of net loss per share, using the treasury stock method, was anti-dilutive for the six and three months ended June 30, 2008 and 2007.

The following table sets forth the computations of basic and diluted EPS for the six months ended June 30, 2008 and 2007:

	Six Months Ended
	June 30, 2008			June 30, 2007
	(amounts in thousands, except share and per share data)
	Net Loss	Shares	EPS	Net Loss	Shares	EPS
Basic net loss per common share:
Loss from continuing operations	$(87,124)	37,304,858	$(2.34)	$(13,072)	39,102,341	$(0.33)
Income (loss) from discontinued operations	(3,977)	—	(0.10)	11	—	—
Net loss	$(91,101)	37,304,858	$(2.44)	$(13,061)	39,102,341	$(0.33)
Impact of options and restricted stock units		—			—
Diluted net loss per common share:
Loss from continuing operations	$(87,124)	37,304,858	$(2.34)	(13,072)	39,102,341	$(0.33)
Income (loss) from discontinued operations	(3,977)	—	(0.10)	11	—	—
Net loss	$(91,101)	37,304,858	$(2.44)	$(13,061)	39,102,341	$(0.33)

For the six months ended June 30, 2008 and 2007, 0.1 million and 0.4 million incremental shares, respectively, were not included in diluted loss per share as the shares were anti-dilutive when reporting a net loss.

In computing the incremental shares under the treasury stock method for the six months ended June 30, 2008, 1.3 million restricted stock units and options to purchase 2.5 million shares of common stock at a range of $10.42 to $52.05, were excluded from the computation as they were anti-dilutive.

In computing the incremental shares under the treasury stock method for the six months ended June 30, 2007, 0.3 million restricted stock units and options to purchase 1.7 million shares of common stock at a range of $27.71 to $52.05, were excluded from the computation as they were anti-dilutive.

The following table sets forth the computations of basic and diluted EPS for the three months ended June 30, 2008 and 2007:

	Three Months Ended
	June 30, 2008			June 30, 2007
	(amounts in thousands, except share and per share data)
	Net Loss	Shares	EPS	Net Loss	Shares	EPS
Basic net loss per common share:
Loss from continuing operations	$(96,293)	36,965,906	$(2.60)	$(12,508)	38,821,310	$(0.32)
Income (loss) from discontinued operations	(33)	—	—	11		—
Net loss	$(96,326)	36,965,906	$(2.60)	$(12,497)	38,821,310	$(0.32)
Impact of options and restricted stock units		—			—	$—
Diluted net loss per common share:
Loss from continuing operations	$(96,293)	36,965,906	$(2.60)	$(12,508)	38,821,310	$(0.32)
Income (loss) from discontinued operations	(33)	—	—	11	—	—
Net loss	$(96,326)	36,965,906	$(2.60)	$(12,497)	38,821,310	$(0.32)

For the three months ended June 30, 2008 and 2007, under 0.1 million and 0.3 million incremental shares, respectively, were not included in diluted loss per share as the shares were anti-dilutive when reporting a net loss.

In computing the incremental shares under the treasury stock method for the three months ended June 30, 2008, 1.4 million restricted stock units and options to purchase 2.5 million shares of common stock at a range of $9.48 to $52.05, were excluded from the computation as they were anti-dilutive.

In computing the incremental shares under the treasury stock method for the three months ended June 30, 2007, 0.5 million restricted stock units and options to purchase 1.7 million shares of common stock at a range of $26.94 to $52.05, were excluded from the computation as they were anti-dilutive.

12.                               INCOME TAXES

Effective Tax Rate - Overview

The Company’s income tax rates for the six months and three months ended June 30, 2008 were based on the estimated annual effective tax rate for 2008, which includes: (1) the effect of permanent differences between income subject to income tax for book and tax purposes; and (2) any discrete items of tax. The Company’s effective tax rate, which can fluctuate from quarter to quarter, is higher than the federal statutory rate of 35% primarily as a result of the provision for state taxes (net of a federal tax deduction).

The Company’s effective income tax rate may be impacted by: (1) changes in the level of income in any of the Company’s taxing jurisdictions; (2) changes in the statutes and rules applicable to taxable income in the jurisdictions in which the Company operates; (3) changes in the expected outcome of income tax audits; (4) changes in the estimate of expenses that are not deductible for tax purposes; (5) income taxes in certain states where the states’ current taxable income is dependent on factors other than the Company’s consolidated net income; and (6) the effect of recording changes in the Company’s Financial Interpretation No. (“FIN”) 48 liabilities.

An impairment loss will result in an income tax benefit during the period incurred as the amortization of broadcasting licenses and goodwill is deductible for income tax purposes.

Tax Benefit For The Six Months and Three Months Ended June 30, 2008

The effective income tax benefit on loss from continuing operations before income tax benefit was 37.5% and 37.8% for the six months and three months ended June 30, 2008, respectively.

Tax Benefit For The Six Months and Three Months Ended June 30, 2007

The effective income tax benefit on loss from continuing operations before income tax benefit for the six months and three months ended June 30, 2007 was 29.1% and 44.1%, respectively.

 The effective income tax benefit of 29.1% for the six months ended June 30, 2007 was negatively impacted primarily by a discrete item of tax of  $2.9 million, due to the commencement of operations in 2007 in states which on average have higher income tax rates than in states in which the Company previously operated and its effect on previously reported temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities.

The effective income tax benefit of 44.1% for the three months ended June 30, 2007 was positively impacted by recent favorable Internal Revenue Service guidance that removed the limits on the deduction of cash and non-cash compensation expense for certain executive compensation.

Income Tax Payments

The Company received income tax refunds of $14.3 million and $14.2 million for the six months and three months ended June 30, 2008, respectively.  The Company made income tax payments of less than $0.1 million for the six months and three months ended June 30, 2008. The Company made income tax payments of $0.4 million and $0.2 million for the six months and three months ended June 30, 2007, respectively.

Deferred Tax Liabilities

As of June 30, 2008 and December 31, 2007, the Company had net non-current deferred tax liabilities of $184.4 million and $235.6 million, respectively. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

Deferred Tax Assets

The Company’s net current deferred tax assets as of June 30, 2008 and December 31, 2007 were $2.0 million and $2.2 million, respectively. The Company establishes a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In assessing a valuation allowance for deferred tax assets, the Company estimates future taxable income and provides a valuation allowance when it is more likely than not that the deferred tax asset will not be utilized. Future taxable income could be materially different from amounts estimated, in which case the valuation allowance would be adjusted. The Company has a valuation allowance of $1.8 million primarily due to: (1) the five-year limitation for tax purposes of utilizing a loss on investments for federal and state income taxes as only investment gains can be used to offset these losses; and (2) a ten-year limitation for tax purposes of recognizing an income tax credit in one of the states in which the Company operates. Based upon the years in which taxable temporary differences are anticipated to reverse, as of June 30, 2008, management believes it is more likely than not that the Company will realize the benefits of the deferred tax asset balance (net of recorded allowances). On a quarterly basis, management assesses whether it remains more likely than not that the deferred tax assets will be realized.

The Company has certain non-current deferred tax assets related to the issuance of awards under the Company’s Plan as described under Note 2, Share-Based Compensation, that are offset against the deferred tax liabilities described above.  The Company adjusts the deferred tax assets when the share-based award expires.  The Company may not fully realize the deferred tax asset at the time of vesting due to the current price of the Company’s Class A common stock.

FIN 48, Uncertain Tax Positions

For the six months ended June 30, 2008 and 2007, the Company recorded changes to its FIN 48 liabilities to the statements of operations as income tax expense of $0.1 million and $0.2 million, respectively, which amounts consisted primarily of interest and penalties. For each of the three months ended June 30, 2008 and 2007, the Company recorded changes to its FIN 48 liabilities to the statements of operations as income tax expense of $0.1 million, which amount consisted primarily of interest and penalties.  The Company’s FIN 48 liabilities as of June 30, 2008 and December 31, 2007 were $4.3 million and $4.2 million, which amounts were recorded in the balance sheets as long-term tax liabilities. The Company reviews its estimates on a quarterly basis, and any change in its FIN 48 liabilities will result in an adjustment to its income tax expense in the statement of operations in each period measured.

13.                               ACCOUNTS RECEIVABLE AND RELATED ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are comprised primarily of advertising that has aired on the Company’s radio stations, but for which payment has not been collected, net of agency commissions and an estimated allowance for doubtful accounts. Estimates of the allowance for doubtful accounts are recorded based on management’s judgment of the collectibility of the accounts receivable based on historical information, relative improvements or deteriorations in the age of the accounts receivable and changes in current economic conditions.

The accounts receivable balances and reserve for doubtful accounts as of June 30, 2008 and December 31, 2007 are presented in the following table:

	June 30,	December 31,
	2008	2007
	(amounts in thousands)

Accounts receivable	$97,489	$93,035

Allowance for doubtful accounts	(2,909)	(2,746)

Accounts receivable, net of allowance for doubtful accounts	$94,580	$90,289

As of June 30, 2008 and December 31, 2007, the Company had recorded accounts receivable credits in the amounts of $2.2 million and $2.8 million, respectively, which amounts are included in the balance sheets under other current liabilities.

As of June 30, 2008 and December 31, 2007, the Company had recorded $0.7 million and $0.3 million, respectively, as short-term unearned revenues, which amount is included in the balance sheets under other current liabilities.

14.                               ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets Held For Sale

Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria of paragraph 30 of SFAS No. 144. The Company measures assets held for sale at the lower of their carrying amount or fair value less cost to sell. Additionally, the Company determined that these assets comprise operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. At June 30, 2008, the Company had classified as assets held for sale fixed and intangible assets related to the pending disposal of stations in the Portland, Oregon and Rochester, New York markets. The major categories of these assets were as follows:

	Assets Held For Sale
			Rochester
			WFKL-FM
		Portland	WRMM-FM
	Total	KTRO-AM	WZNE-FM
	(amounts in thousands)

Building	$27	$18	$9
Equipment	2,436	284	2,152
Furniture and fixtures	358	—	358
	2,821	302	2,519
Accumulated depreciation and amortization	408	245	163
Net property and equipment	2,413	57	2,356

Radio broadcasting licenses	11,939	3,650	8,289
Other intangibles	355	—	355
	12,294	3,650	8,644

Assets held for sale	$14,707	$3,707	$11,000

During the first quarter of 2008, the Company reviewed its carrying amount for the Rochester assets held for sale and determined that an impairment loss of $4.0 million (net of an income tax benefit of $2.7 million) was necessary due to: (1) the continued decline in advertising revenues; (2) the filing of an application with the FCC to place these stations into a disposition trust; and (3) the potential for a forced sale by the disposition trustee.  On July 14, 2008, the Company completed the sale of the Rochester assets pursuant to an agreement of sale that was entered into by the Company on April 28, 2008. See Note 8, Contingencies And Commitments, for further discussion of this transaction.

Pending Disposition In Rochester, New York

On April 28, 2008, the Company entered into an agreement to sell three radio stations (WRMM-FM, WZNE-FM and WFKL-FM) to a buyer for $13.3 million in cash. In addition, pursuant to a TBA, on May 1, 2008 the buyer commenced operation of these stations.

On July 14, 2008, the Company completed the sale of these radio stations and received net cash proceeds of $12.2 million. During the third quarter of 2008, the Company expects to record a $0.7 million gain on the disposition. Upon disposition of these stations, the Company continues to own and operate five radio stations in the Rochester market.

As background on this disposition, on November 30, 2007, the Company purchased from CBS Radio Stations Inc. (“CBS”) the assets of four radio stations serving the Rochester radio market. Under certain regulatory requirements, the Company agreed to divest three radio stations, two of which were the radio stations acquired from CBS.

Pending Disposition In Portland, Oregon

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

Discontinued Operations

In connection with the pending dispositions of radio broadcasting assets as of June 30, 2008 in the Portland and Rochester markets as described above and the disposition of radio broadcasting assets in the Cincinnati market on March 14, 2008 (the assets were acquired on November 30, 2007 and December 5, 2007), the Company applied the provisions of SFAS No. 144, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations.

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

Selected financial information related to discontinued operations in the Rochester market for the six months and three months ended June 30, 2008 and 2007 is as follows:

	Six Months Ended
	June 30,
	2008	2007
	(amounts in thousands)

Net broadcast revenues	$1,440	$347

Station operating expenses	1,477	316
Depreciation and amortization	—	12
Impairment loss	6,675	—
Total operating expenses	8,152	328
Income (loss) before income taxes (benefit)	(6,712)	19
Income taxes (benefit)	2,735	8
Income (loss) from discontinued operations, net of income taxes (benefit)	$(3,977)	$11

	Three Months Ended
	June 30,
	2008	2007
	(amounts in thousands)

Net broadcast revenues	$401	$179

Station operating expenses	454	154
Depreciation and amortization	—	6
Total operating expenses	454	160
Income (loss) before income taxes (benefit)	(53)	19
Income taxes (benefit)	(20)	8
Income (loss) from discontinued operations, net of income taxes (benefit)	$(33)	$11

15.                               FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted FAS No. 157, which requires enhanced disclosures about assets and liabilities carried at fair value.

As defined in FAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. FAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). The three levels of the fair value hierarchy defined by FAS No. 157 are as follows:

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		Value Measurements At Reporting Date Using
Description	June 30, 2008	Quoted Prices In Active Markets For Identical Assets Or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(amounts in thousands)

Assets
Available For Sale Securities	$1,722	$159	$—	$1,563
Interest Rate Cash Flow Hedges	$7,892	$—	$7,892	$—

For available-for-sale securities, the Company uses quoted equity prices for identical assets and liabilities that are available in active markets (level 1).  For the Company’s interest rate hedges, the Company pays a fixed rate and receives a variable interest rate that is observable based upon a forward interest rate curve and is therefore considered a level 2 item.

For the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (level 3), the following is a reconciliation of the activity during the six months ended June 30, 2008:

Available For Sale Securities
(amounts in thousands)

Assets
Balance as of December 31, 2007	$1,557
Purchases	6
Balance as of March 31, 2008 and June 30, 2008	$1,563

16.                               DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets, including definite-lived intangible assets, consist of the following:

	June 30,	December 31,
	2008	2007
	(amounts in thousands)
Debt issuance costs, net	$6,902	$8,340
Interest rate derivative instruments	7,892	—
Software costs, net	2,848	2,542
Prepaid assets - long term	1,600	1,800
Acquired advertising contracts, net	—	618
Deferred contracts and other agreements, net	935	1,012
Leasehold premium, net	839	884
Station deposits and acquisition costs	8	4,572
Advertiser lists and customer relationships, net	100	64
Other	157	169
	$21,281	$20,001

17.                               SUBSEQUENT EVENTS

During July 2008, the Company repurchased in the open market $6.3 million of its 7.625% Senior Subordinated Notes due March 1, 2014 (see Note 6 for further discussion).

On July 14, 2008, the Company completed the sale of three Rochester, New York, radio stations (see Note 14, Assets Held For Sale).

ITEM 2.                 Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2008. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the six months and three months ended June 30, 2008 as compared to the six months and three months ended June 30, 2007.  Our results of operations during the relevant periods represent the operations of the radio stations: (1) owned by us; (2) operated by us pursuant to time brokerage agreements (“TBAs”); or (3) stations owned by us but operated by others pursuant to TBAs.

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

Results of Operations

The following significant factors affected our results of operations for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007:

Acquisitions

•                  On March 14, 2008, we acquired through an exchange agreement three radio stations in San Francisco, California, from Bonneville International Corporation (“Bonneville”). We began operating these stations on February 26, 2007 under a TBA that in 2008 increased our net revenues, station operating expenses and depreciation and amortization expense.

•                  On December 10, 2007, we acquired WVEI-FM (formerly WBEC-FM), a station in Springfield, Massachusetts, for $5.8 million in cash. We began operating this station on February 10, 2006 under a TBA by simulcasting the format of WEEI-AM (a radio station owned and operated by us in the Boston, Massachusetts, market). The impact to 2008 was an increase in our depreciation and amortization expense and interest expense.

•                  On November 30, 2007, we acquired from CBS Radio Stations Inc. (“CBS”) four radio stations in Austin, Texas, and three radio stations in Memphis, Tennessee, for $101.0 million in cash. We began operating these stations on November 1, 2006 under a TBA. The impact to 2008 was an increase in our depreciation and amortization expense and interest expense and a decrease in our TBA expense.

•                  On November 30, 2007, we acquired from CBS four radio stations in Cincinnati, Ohio, for $119.0 million in cash. From November 1, 2006 through February 25, 2007, we operated three of these stations under a TBA. On February 26, 2007, Bonneville began operating the same three stations under a TBA with us.  The impact to 2008 was a decrease in our net revenues, station operating expenses and TBA fees and an increase to our interest expense.

•                  On November 30, 2007, we acquired from CBS four stations in Rochester, New York, for $42.0 million in cash. The impact to 2008 was an increase to our net revenues, station operating expenses, depreciation and amortization expense and interest expense.

Dispositions

•                  On July 14, 2008 we sold three of our eight Rochester, New York radio stations, which the buyer began operating on May 1, 2008 under a TBA with us. These three stations were recognized as discontinued operations and required us to conform the prior year’s financial statements to the current year’s presentation.

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

•                  On March 14, 2008, we sold to Bonneville, through an exchange agreement, a Cincinnati, Ohio radio station we acquired from Cumulus Media Partners, LLC (“Cumulus”) on December 5, 2007. Pursuant to a TBA agreement with Cumulus, we operated this station from November 1, 2006 through February 25, 2007. On February 26, 2007, Bonneville began operating this station under a TBA with us.  The impact to 2008, due to the cessation of operation of this station on February 26, 2007, was a decrease in our net revenues and station operating expenses.

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

Financing

•                  Our interest expense decreased due to: (1) a decrease in interest rates; and (2) the redemption of a portion of our Senior Subordinated Notes that had a higher interest rate than the rate under our senior debt. This decrease was offset by: (1) increased borrowings used to finance: (a) acquisitions during the fourth quarter of 2007 in the amount of $268.3 million; (b) stock repurchases during the second quarter of 2008 of $13.3 million and during the third quarter of 2007 of $7.6 million; and (c) the payment of quarterly cash dividends to our shareholders; and (2) interest expense of $0.9 million related to the resolution of certain litigation.

•                  During the six months ended June 30, 2008, we repurchased $41.7 million of Senior Subordinated Notes and recognized a net gain on extinguishment of debt of $2.4 million.

•                  On June 18, 2007, we entered into a new credit facility that resulted in the recognition of a $0.5 million loss on the early extinguishment of debt related to the write-off of deferred financing costs during the second quarter of 2007.

Other

•                  During the second quarters of 2008 and 2007, we recorded an impairment loss of $184.6 million and $45.4 million, respectively, in connection with our annual impairment review of goodwill under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142.

•                  During the second quarter of 2008, we recovered $3.5 million from our insurance company for damages resulting from Hurricane Katrina.

•                  During the first quarter of 2008, we reviewed our carrying amount for the Rochester assets held for sale and determined that an impairment loss of $4.0 million (net of an income tax benefit of $2.7 million) was necessary as a result of the status of our ongoing divestiture process.

•                  During the first quarter of 2007, we recorded a discrete income tax expense adjustment of $2.9 million as we commenced operations in 2007 in states which on average have higher income tax rates than in states in which we previously operated.

Six  Months Ended June 30, 2008 As Compared To The Six Months Ended June 30, 2007

Net Revenues:

	Six Months Ended
	June 30, 2008	June 30, 2007
	(dollars in millions)
Net Revenues	$219.2	$224.9
Amount of Change	$(5.7)
Percentage Change	(2.5)%

Our overall decrease in net revenues was primarily due to: (1) the commencement of operations by other parties under TBAs on: (i) February 26, 2007 for three of our seven Seattle stations; (ii) February 26, 2007 for four stations in the Cincinnati market; and (iii) February 26, 2007 for a station in the Austin market; and (2) a challenging and varied advertising environment as we experienced decreases in net revenues for many of our radio stations in markets such as Denver, New Orleans, Portland and Sacramento.  Our decrease in net revenues was offset by: (a) the commencement by us of operations under a TBA on February 26, 2007 of three stations in the San Francisco market; (b) increases in net revenues for our radio stations in markets such as Austin, Boston and Norfolk; and (c) the acquisition on November 30, 2007 of radio stations in the Rochester market.

Same Station Considerations:

•              Net revenues in 2008 were not impacted for any acquisitions and dispositions of radio stations as of the beginning of the period.

•              Net revenues in 2007 would have been higher by $0.9 million if we had adjusted net revenues to give effect to acquisitions and dispositions of radio stations as of the beginning of the period.

Station Operating Expenses:

	Six Months Ended
	June 30, 2008	June 30, 2007
	(dollars in millions)
Station Operating Expenses	$138.6	$143.0
Amount of Change	$(4.4)
Percentage Change	(3.1)%

The decrease in station operating expenses was primarily due to the factors leading to the decrease in net revenues as described above as certain variable expenses decrease with a corresponding decrease in net revenues.

Same Station Considerations:

•              Station operating expenses in 2008 were not impacted for any acquisitions and dispositions of radio stations as of the beginning of the period.

•                                          Station operating expenses in 2007 would have been lower by $0.4 million if we had adjusted station operating expenses to give effect to acquisitions and dispositions of radio stations as of the beginning of the period.

Depreciation And Amortization Expenses:

	Six Months Ended
	June 30, 2008	June 30, 2007
	(dollars in millions)
Depreciation and Amortization Expenses	$11.5	$8.0
Amount of Change	$3.5
Percentage Change	43.8%

Depreciation and amortization expense increased due to the acquisitions of radio station assets in the amount of $268.3 million in the fourth quarter of 2007, which included certain amortizable assets with lives of a short duration.

Corporate General And Administrative Expenses:

	Six Months Ended
	June 30, 2008	June 30, 2007
	(dollars in millions)
Corporate General and Administrative Expenses	$15.4	$15.4
Amount of Change	$0.0
Percentage Change	0.0%

Corporate general and administrative expenses in 2008 remained flat from 2007. Non-cash compensation expense increased by $1.5 million due to: (a) the cumulative effect of equity awards issued over multiple years, including 2008, with the awards vesting over periods of up to four years; and (b) the acceleration of vesting of equity awards for a key officer. The increase in non-cash compensation expense was offset by a decrease in other corporate general and administrative expenses, primarily due to a decrease in legal expenses of $0.8 million primarily associated with certain legal proceedings in the six months ended June 30, 2007 which did nor reoccur in 2008.

Operating Income (Loss):

	Six Months Ended
	June 30, 2008	June 30, 2007
	(dollars in millions)
Operating Income (Loss)	$(120.8)	$5.9
Amount of Change	$(126.7)
Percentage Change	NM

The decrease in operating income was primarily due to: (1) an increase in impairment loss of $139.2 million due to a $184.6 million impairment loss in connection with our review of goodwill in the second quarter of 2008 as compared to a $45.4 million impairment loss in the second quarter of 2007; and (2) an increase in Depreciation and Amortization Expenses as described above. This decrease was offset by: (1) a decrease in time brokerage agreement fees of $7.6 million, primarily due to the cessation of a TBA with CBS on November 30, 2007; and (2) an increase in net gain on sale or disposal of assets of $9.6 million primarily related to our Bonneville exchange agreement.

                Same Station Considerations:

•                                          Operating income in 2008 was not impacted for any acquisitions and dispositions of radio stations as of the beginning of the period.

•                                          Operating income in 2007 would have been higher by $1.3 million if we had adjusted operating income to give effect to acquisitions and dispositions of radio stations as of the beginning of the period.

Interest Expense:

	Six Months Ended
	June 30, 2008	June 30, 2007
	(dollars in millions)
Interest Expense	$24.4	$24.6
Amount of Change	$(0.2)
Percentage Change	(0.1)%

The decrease in interest expense was primarily due to: (1) a decline in interest rates during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007; and (2) the repurchase of our senior subordinated notes with a higher interest rate than the replacement debt during the first two quarters of 2008. This decrease was offset by higher average outstanding debt under our senior credit agreement used to finance: (i) the acquisition of radio station assets in several markets in the amount of $268.3 million during the fourth quarter of 2007; (ii) the repurchase of our common stock in the amount of $13.3 million during the second quarter of 2008 and $7.6 million during the third quarter of 2007; and (iii) quarterly dividend payments during the trailing four quarters ended June 30, 2008.

Loss From Continuing Operations Before Income Tax Benefit:

	Six Months Ended
	June 30, 2008	June 30, 2007
	(dollars in millions)
Loss From Continuing Operations Before Income Tax Benefit	$(139.5)	$(18.4)
Amount of Change	$(121.1)
Percentage Change	NM

The increase in loss from continuing operations before income tax benefit was mainly attributable to an decrease in operating income for the reasons described above under Operating Income (Loss). The decrease in operating income to an operating loss was offset by: (1) a $3.3 million increase in other income related to an insurance recovery; and (2) a $2.4 million gain on the retirement of our senior subordinated debt.

Income Tax Benefit:

	Six Months Ended
	June 30, 2008	June 30, 2007
	(dollars in millions)
Income Tax Benefit	$(52.3)	$(5.4)
Amount of Change	$(46.9)
Percentage Change	NM

The increase in income tax benefit was primarily the result of an increase in Loss From Continuing Operations Before Income Tax Benefit as described above.  In addition, income taxes for the six months ended June 30, 2007 were affected by a discrete item of tax in the amount of $2.9 million (resulting from the commencement of operations in 2007 in states which on average have higher income tax rates than in states in which we previously operated and the resulting effect on previously reported temporary differences between the tax and financial reporting bases of our assets and liabilities).

Our effective income tax rate was a tax benefit of 37.5% for the six months ended June 30, 2008 and is based upon our estimated annual tax benefit of 37.7%. For the six months ended June 30, 2007, the effective income tax rate was a tax benefit of 29.1% (exclusive of the discrete item of tax in the amount of $2.9 million as described above).

For the six months ended June 30, 2008, the income tax benefit of $52.3 million was deferred.  For the six months ended June 30, 2007, the income tax benefit of $5.4 million was comprised of a current tax credit of $6.9 million and a deferred tax expense of $1.5 million.

Income (Loss) From Discontinued Operations, Net Of Income Tax Provision (Benefit):

	Six Months Ended
	June 30, 2008	June 30, 2007
	(dollars in millions)
Income (Loss) from Discontinued Operations, Net Of Income Tax Provision (Benefit)	$(4.0)	$—
Amount of Change	$(4.0)
Percentage Change	NM

The change to a loss from discontinued operations, net of income tax benefit, was primarily due to a non-cash impairment loss of $4.0 million (net of an income tax benefit of $2.7 million) in the first quarter of 2008 for the Rochester assets held for sale.

Net Loss:

	Six Months Ended
	June 30, 2008	June 30, 2007
	(dollars in millions)
Net Loss	$(91.1)	$(13.1)
Amount of Change	$(78.0)
Percentage Change	NM

The increase in net loss was primarily attributable to the reasons described above under Loss From Continuing Operations Before Income Tax Benefit, net of income tax benefit, and Income (Loss) From Discontinued Operations, Net Of Income Tax Provision (Benefit).

Three Months Ended June 30, 2008 As Compared To The Three Months Ended June 30, 2007

Net Revenues:

	Three Months Ended
	June 30, 2008	June 30, 2007
	(dollars in millions)
Net Revenues	$123.8	$125.0
Amount of Change	$(1.2)
Percentage Change	(1.0)%

Our overall decrease in net revenues was primarily due to decreases in net revenues for our radio stations in markets such as Denver, New Orleans, Portland and Sacramento due to a challenging and varied advertising environment in those markets. This decrease was offset by (1) increases in net revenues for our radio stations in markets such as Austin, Boston and Norfolk; and (2) the acquisition on November 30, 2007 of radio stations in the Rochester market.

Same Station Considerations:

•              Net revenues in 2008 were not impacted for any acquisitions and dispositions of radio stations as of the beginning of the period.

•              Net revenues in 2007 would have been higher by $1.6 million if we had adjusted net revenues to give effect to acquisitions and dispositions of radio stations as of the beginning of the period.

Station Operating Expenses:

	Three Months Ended
	June 30, 2008	June 30, 2007
	(dollars in millions)
Station Operating Expenses	$74.5	$74.8
Amount of Change	$(0.3)
Percentage Change	(0.4)%

The decrease in station operating expenses was primarily due to the factors leading to the decrease in net revenues as described above as certain variable expenses decrease with a corresponding decrease in net revenues.

Same Station Considerations:

•              Station operating expenses in 2008 were not impacted for any acquisitions and dispositions of radio stations as of the beginning of the period.

•                                          Station operating expenses in 2007 would have been higher by $1.4 million if we had adjusted station operating expenses to give effect to acquisitions and dispositions of radio stations as of the beginning of the period.

Depreciation And Amortization Expenses:

	Three Months Ended
	June 30, 2008	June 30, 2007
	(dollars in millions)
Depreciation and Amortization Expenses	$5.5	$4.0
Amount of Change	$1.5
Percentage Change	37.5%

Depreciation and amortization expense increased due to the acquisitions of radio station assets in the amount of $268.3 million in the fourth quarter of 2007, which included certain amortizable assets with lives of a short duration.

Corporate General And Administrative Expenses:

	Three Months Ended
	June 30, 2008	June 30, 2007
	(dollars in millions)
Corporate General and Administrative Expenses	$7.0	$7.7
Amount of Change	$(0.7)
Percentage Change	(9.1)%

The decrease in corporate general and administrative expenses was primarily due to: (1) a decrease in non-cash compensation expense of $0.4 million; and (2) a deferred compensation expense reduction of $0.3 million due to a decrease in the value of the unfunded obligation.  This decrease was offset by the effects of inflation.

Operating Loss:

	Three Months Ended
	June 30, 2008	June 30, 2007
	(dollars in millions)
Operating Loss	$(147.9)	$(9.8)
Amount of Change	$(138.1)
Percentage Change	NM

The increase in operating loss was primarily due to: (1) an increase in impairment loss of $139.2 million in connection with our review of goodwill in the second quarter of 2008; and (2) an increase in Depreciation and Amortization Expenses as described above. This increase in operating loss was offset by a decrease in time brokerage agreement fees of $3.5 million, primarily due to the cessation of a TBA with CBS on November 30, 2007.

Same Station Considerations:

•                  Operating income in 2008 was not impacted for any acquisitions and dispositions of radio stations as of the beginning of the period.

•                  Operating income in 2007 would have been higher by $0.2 million if we had adjusted operating income to give effect to acquisitions and dispositions of radio stations as of the beginning of the period.

Interest Expense:

	Three Months Ended
	June 30, 2008	June 30, 2007
	(dollars in millions)
Interest Expense	$10.8	$12.6
Amount of Change	$(1.8)
Percentage Change	(14.3)%

The decrease in interest expense was primarily attributable to: (1) a decline in interest rates during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007; and (2) the repurchase of our senior subordinated notes with a higher interest rate than the replacement debt during the first two quarters of 2008. This decrease was offset by higher average outstanding debt under our senior credit agreement used to finance: (i) the acquisition of radio station assets in several markets in the amount of $268.3 million during the fourth quarter of 2007; (ii) the repurchase of our common stock of $13.3 million during the second quarter of 2008 and $7.6 million during the third quarter of 2007; and (3) quarterly dividend payments during the trailing four quarters ended June 30, 2008.

Loss From Continuing Operations Before Income Tax Benefit:

	Three Months Ended
	June 30, 2008	June 30, 2007
	(dollars in millions)
Loss From Continuing Operations Before Income Tax Benefit	$(154.8)	$(22.4)
Amount of Change	$(132.4)
Percentage Change	NM

The increase in loss from continuing operations before income tax benefit was primarily attributable to an increase in operating loss for the reasons described above under Operating Loss. The increase operating loss was offset by other income of $3.5 million related to an insurance recovery.

Income Tax Benefit:

	Three Months Ended
	June 30, 2008	June 30, 2007
	(dollars in millions)
Income Tax Benefit	$(58.5)	$(9.9)
Amount of Change	$(48.6)
Percentage Change	NM

The increase in income tax benefit was primarily the result of an increase in Loss From Continuing Operations Before Income Tax Benefit due to the reasons described under Operating Loss.

Our effective income tax rate was a tax benefit of 37.8% for the three months ended June 30, 2008 and is based upon our estimated annual tax benefit of 37.7%. For the three months ended June 30, 2007, the effective income tax rate was a tax benefit of 44.1% (exclusive of the impact to the rate in either period for discrete items).

For the three months ended June 30, 2008, the income tax benefit of $58.5 million was deferred.  For the three months ended June 30, 2007, the income tax benefit of $9.9 million was comprised of a current tax credit of $0.3 million and a deferred tax credit of $9.6 million.

Net Loss:

	Three Months Ended
	June 30, 2008	June 30, 2007
	(dollars in millions)
Net Loss	$(96.3)	$(12.5)
Amount of Change	$(83.8)
Percentage Change	NM

The increase in net loss was primarily attributable to the reasons described above under Loss From Continuing Operations Before Income Tax Benefit, net of income tax benefit.

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

Liquidity

During the six months ended June 30, 2008, we decreased our net outstanding debt by $54.3 million (includes a $3.0 million discount on the retirement of our senior subordinated debt) due in part to the cash available from the sale of a station in Austin, Texas, for $20.0 million as well as the receipt of $14.3 million in refunded income taxes.  As of June 30, 2008, we had outstanding $920.9 million in debt, including: (1) $811.0 million under our Bank Facility; (2) $1.5 million in a letter of credit; and (3) $108.3 million in senior subordinated notes.  As of June 30, 2008, we had credit available of $237.5 million under the Bank Facility, subject to compliance with the covenants under the Bank Facility at the time of borrowing and after giving effect to our use of the borrowed funds.  As of June 30, 2008, we had $5.5 million in cash and cash equivalents.  If our revenues were to decline for a sustained period of time, our ability to maintain compliance with the financial covenants in our credit facility will become increasingly difficult without remedial measures.

Operating Activities

Net cash flows provided by operating activities were $55.5 million and $32.5 million for the six months ended June 30, 2008 and 2007, respectively. The increase in 2008 was mainly attributable to a net decrease in working capital requirements of $21.5 million, primarily due to a $21.7 million reduction in working capital requirements for prepaid and refundable income taxes.  As described above, during the six months ended June 30, 2008, we received $14.3 million in refunded income taxes.

Investing Activities

Net cash flows provided by investing activities were $23.1 million for the six months ended June 30, 2008 and net cash flows used in investing activities were $4.9 million for the six months ended June 30, 2007.

For the six months ended June 30, 2008, the cash provided by investing activities primarily reflects $20.0 million in proceeds from the sale of a station in Austin, offset by cash used in investing activities for the additions to property and equipment of $4.5 million.  For the six months ended June 30, 2007, cash used in investing activities was primarily for additions to property and equipment of $6.8 million.

Financing Activities

Net cash flows used in financing activities were $84.1 million and $27.1 million for the six months ended June 30, 2008 and 2007, respectively.

For the six months ended June 30, 2008, the cash flows used in financing activities primarily reflect the net repayment of debt (including the repurchase of our senior subordinated notes) of $51.3 million, the repurchase of our common stock of $13.3 million and the payment of dividends of $17.9 million. For the six months ended June 30, 2007, the cash flows used in financing activities primarily reflect the repurchase of common stock of $47.4 million and the payment of dividends of $29.6 million, offset by net borrowings of long-term debt of $54.0 million.

Dividends

We have used a portion of our capital resources to pay dividends in the aggregate amount of $17.9 million during the six months ended June 30, 2008.  On April 23, 2008, our Board of Directors approved a second quarter 2008 dividend in the amount of $0.10 per share, which was less than previous authorizations of $0.38 per share.

Share Repurchase Programs

On April 23, 2008, the Company’s Board of Directors extended a $100 million share repurchase program that was due to expire on May 5, 2008. As of June 30, 2008, the Company has $27.0 million in capacity available under this extended share repurchase program which expires on June 30, 2009.

Senior Subordinated Note Repurchases

We may from time to time seek to repurchase and retire our outstanding debt through cash purchases, open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material. During the six months ended June 30, 2008, we repurchased and retired $41.7 million of our senior subordinated notes.

Income Taxes

During the six months ended June 30, 2008, we paid a nominal amount in income taxes. We anticipate that it will not be necessary to make any additional quarterly estimated federal, and most state, income tax payments for the remainder of 2008 based upon existing prepayments and expected quarterly taxable income for the remainder of 2008.

Capital Expenditures

Capital expenditures for the six months ended June 30, 2008 were $4.5 million. We anticipate that capital expenditures in 2008 will consist of: (1) an amount of $5.0 million for capital expenditures incurred in the ordinary course of business; and (2) between $4.0 million and $5.0 million primarily for: (a) the consolidation and/or relocation of our studio and office facilities in certain markets; and (b) the continued implementation of HD digital radio transmission capabilities.

Contractual Obligations

The following table reflects a summary as of June 30, 2008 of our contractual obligations for the remainder of the year 2008 and thereafter:

	Payments due by period
		Less than	1 to 3	3 to 5	More Than 5
Contractual Obligations:	Total	1 year	years	years	years
	(amounts in thousands)

Long-term debt obligations (1)	$1,074,520	$19,617	$76,066	$860,931	$117,907
Operating lease obligations	78,546	5,649	23,087	17,623	32,187
Purchase obligations (2)	302,773	41,533	116,040	70,727	74,473
Other long-term liabilities (3)	199,553	661	1,754	1,204	195,934
Total	$1,655,392	$67,460	$216,947	$950,485	$420,501

(1)                    (a)          Our Bank Facility had outstanding debt in the amount of $811.0 million as of June 30, 2008. The maturity under our Bank Facility could be accelerated if we do not maintain certain covenants.

(b)         Under our 7.625% senior subordinated notes, the maturity could be accelerated if we do not maintain certain covenants or could be repaid in cash by us at our option prior to the due date of the notes.

(c)          The above table includes projected interest expense under the remaining term of our Bank Facility and our 7.625% senior subordinated notes.

(2)                    (a)          We have $2.0 million in liabilities primarily related to: (i) our obligation to provide a letter of credit; and (ii) construction obligations.

(b)         In addition to the above, purchase obligations of $300.8 million include contracts primarily for on-air personalities, sports programming rights, ratings services, music licensing fees, equipment maintenance and certain other operating contracts.

(3)                                 Included in the table above, within total other long-term liabilities of $199.6 million, are deferred income tax liabilities of $184.4 million that are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax liabilities may vary according to changes in tax laws, tax rates and our operating results.  As a result, it is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities, including Financial Interpretation No. (“FIN”) 48 liabilities, have been reflected in the above table in the column labeled as “More Than 5 Years.”

Off-Balance Sheet Arrangements

Under our pending transactions to dispose of radio station assets, we determined that FIN 46R was not applicable as of June 30, 2008.

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

ITEM 3.                  Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt.  From time to time, we may seek to limit our exposure to interest rate volatility through the use of derivative rate hedging instruments.  If the borrowing rates under LIBOR were to increase 1% above the current rates as of June 30, 2008, our interest expense on our senior debt would increase by approximately $3.7 million on an annual basis, including any interest benefit or interest expense associated with the use of derivative rate hedging instruments as described below. We do not have interest rate risk related to our senior subordinated notes, which have a fixed interest rate of 7.625%.

During the six months ended June 30, 2008, we entered into the following derivative rate hedging transactions in the aggregate notional amount of $550.0 million to fix interest on our variable rate debt. These rate hedging transactions are tied to the one-month LIBOR interest rate.

								Effective
								Date That	Notional
Type					Fixed			Notional	Amount
of	Notional	Effective			LIBOR		Expiration	Amount	After
Hedge	Amount	Date		Collar	Rate		Date	Decreases	Decrease
	(in millions)								(in millions)

Swap	$225.0	Jan. 28, 2008		n/a	3.03%		Jan. 28, 2011	Jan. 28, 2010	$150.0

Collar			{	Cap	4.00%	}
	$100.0	Feb. 28, 2008		Floor	2.14%		Feb. 28, 2011	n/a	n/a

Swap	$125.0	March 28, 2008		n/a	2.91%		Sept. 28, 2011	n/a	n/a

Swap	$100.0	May 28, 2008		n/a	3.62%		May 28, 2012	n/a	n/a

On February 28, 2008, our derivative rate hedging transaction, that effectively fixed LIBOR at 5.8% for a notional amount of $30.0 million, matured.

The fair value (based upon current market rates) of the rate hedging transactions is included as derivative instruments in long-term liabilities as the maturity dates on these instruments are greater than one year. The fair value of the hedging transaction is affected by a combination of several factors, including the change in the one-month LIBOR rate and the forward interest rate to maturity. Any increase in the one-month LIBOR rate and/or the forward interest rate to maturity results in a more favorable valuation, while any decrease in the one-month LIBOR rate and/or forward interest rate to maturity results in a less favorable valuation. Our credit exposure under these hedging agreements, or similar agreements we may enter into in the future, is the cost of replacing an agreement in the event of nonperformance by our counter-party. As of June 30, 2008, our derivative instrument was an asset of $7.9 million, which amount included a reduction in value for nonperformance in accordance with the fair value provisions of SFAS No. 157, “Fair Value Measurement,” that was effective for us as of January 1, 2008.

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

ITEM 2.                  Unregistered Sales Of Equity Securities And Use Of Proceeds

During the three-month period ending June 30, 2008, there were repurchases of our Class A common stock pursuant to a $100.0 million share repurchase program adopted by our Board of Directors on May 8, 2006. This share repurchase program was extended on May 3, 2007 and on April 23, 2008 and is due to expire on June 30, 2009. There were also elections by employees to withhold shares of stock upon vesting of restricted stock units to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended June 30, 2008:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs
April 1, 2008 - April 30, 2008 (1)	287,700	$10.24	287,700	$37,268,615
May 1, 2008 - May 31, 2008 (1)	714,400	$10.79	714,400	$29,562,264
June 1, 2008 - June 30, 2008 (1) (2)	301,825	$8.70	300,000	$26,953,046
Total	1,303,925		1,302,100

(1) On April 23, 2008, our Board of Directors extended to June 30, 2009 a plan to repurchase up to $100.0 million of our common stock (the “May 2008 Plan”) that was due to expire on May 5, 2008.

(2) In connection with employee tax obligations related to the vesting of restricted stock units during the three months ended June 30, 2008 and in accordance with elections by certain employees, the Company is deemed to have purchased in June 2008, 1,825 shares at an average price of $9.19 per share to satisfy  employees’ tax obligations.  These shares are included in the above table.

ITEM 3.                  Defaults Upon Senior Securities

None.

ITEM 4.                  Submission Of Matters To A Vote Of Security Holders

(a)          On May 13, 2008, we held our annual meeting of shareholders.

(b)         At our annual meeting of shareholders: (i) David J. Berkman and Daniel E. Gold were elected as Class A directors for one-year terms expiring at the 2009 annual meeting of shareholders; and (ii) Joseph M. Field, David J. Field, John C. Donlevie, Robert S. Wiesenthal and Michael J. Wolf  were elected as directors for one-year terms expiring at the 2009 annual meeting of shareholders.

(c)          The following matters were voted on and approved at our annual meeting of shareholders: (i) the election of Class A directors; (ii) the election of directors other than Class A directors; (iii) the approval of an amendment and restatement of the Entercom Equity Compensation Plan; (iv) the approval of the Annual Incentive Plan; and (v) the ratification of the selection of

PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ended December 31, 2008.

The results of voting at the annual meeting of shareholders were as follows:

(i)            Election of Class A Directors

Nominee	For	Withheld
David J. Berkman	25,106,182	1,549,207
Daniel E. Gold	26,386,554	268,835

(ii)           Election of Other Than Class A Directors

Nominee	For	Withheld
Joseph M. Field	95,926,731	833,978
David J. Field	95,926,601	834,108
John C. Donlevie	95,949,291	811,418
Robert S. Wiesenthal	95,222,207	1,538,502
Michael J. Wolf	96,555,384	205,325

(iii)          Approval of an Amendment and Restatement of the Entercom Equity Compensation Plan

For	Against	Abstain
78,646,937	15,586,390	27,585

(iv)          Approval of the Entercom Annual Incentive Plan

For	Against	Abstain
93,222,657	1,238,258	51,402

(v)                                 Ratification of The Selection Of PricewaterhouseCoopers LLP As Our Independent Registered Public Accounting Firm

For	Against	Abstain
96,673,107	72,630	14,968

ITEM 5.                  Other Information

None.

ITEM 6.  Exhibits

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007. (1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)
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

10.01	Entercom Equity Compensation Plan. (4)
10.02	Entercom Annual Incentive Plan. (5)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (6)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (6)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (7)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (7)

(1)                                 Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381) and Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007.

(2)                                 Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K as filed on February 21, 2008.

(3)                                 Incorporated by reference to an exhibit of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 13, 2002.

(4)                                 Incorporated by reference to Exhibit A of our 2008 Proxy Statement on Schedule 14A as filed on March 24, 2008.

(5)                                 Incorporated by reference to Exhibit B of our 2008 Proxy Statement on Schedule 14A as filed on March 24, 2008.

(6)                                 Filed herewith.

(7)                                 These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP.
(Registrant)

Date: August 6, 2008	/S/ David J. Field
Name: David J. Field
Title: President and Chief Executive Officer
(principal executive officer)

Date: August 6, 2008	/S/ Stephen F. Fisher
Name: Stephen F. Fisher
Title: Executive Vice President - Operations and Chief
Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007. (1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)
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

10.01	Entercom Equity Compensation Plan. (4)
10.02	Entercom Annual Incentive Plan. (5)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (6)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (6)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (7)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (7)

(1)                                 Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381) and Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007.

(2)                                 Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K as filed on February 21, 2008.

(3)                                 Incorporated by reference to an exhibit of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 13, 2002.

(4)                                 Incorporated by reference to Exhibit A of our 2008 Proxy Statement on Schedule 14A as filed on March 24, 2008.

(5)                                 Incorporated by reference to Exhibit B of our 2008 Proxy Statement on Schedule 14A as filed on March 24, 2008.

(6)                                 Filed herewith.

(7)                                 These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.