Form 10-Q
period 2008-09-30
ENTERCOM COMMUNICATIONS CORP
filed 2008-11-07
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Class A common stock, $.01 par value – 30,247,291 Shares Outstanding as of October 30, 2008

(Class A Shares Outstanding include 1,476,369 unvested restricted stock units)

Class B common stock, $.01 par value – 7,607,532 Shares Outstanding as of October 30, 2008

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

i

PART I

FINANCIAL INFORMATION

ITEM 1.                             Financial Statements

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

(amounts in thousands)

(unaudited)

ASSETS

	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
CURRENT ASSETS:
Cash and cash equivalents	$1,912	$10,945
Accounts receivable, net of allowance for doubtful accounts	88,850	90,289
Prepaid expenses and deposits	5,334	5,578
Prepaid and refundable income taxes	656	15,059
Deferred tax assets	—	2,223
Short-term investment	78	—
Total current assets	96,830	124,094

INVESTMENTS	1,385	1,901

PROPERTY AND EQUIPMENT:
Land, land easements and land improvements	16,487	17,323
Buildings	20,963	21,341
Equipment	122,290	116,570
Furniture and fixtures	14,612	14,174
Leasehold improvements	19,707	17,326
	194,059	186,734
Accumulated depreciation	(109,201)	(97,819)
	84,858	88,915
Capital improvements in progress	1,623	908
Net property and equipment	86,481	89,823

RADIO BROADCASTING LICENSES	1,413,991	1,316,983

GOODWILL	50,834	115,614

ASSETS HELD FOR SALE	1,137	131,685

INVESTMENT IN DECONSOLIDATED SUBSIDIARIES	—	119,251

DEFERRED CHARGES AND OTHER ASSETS - Net	17,315	20,001

TOTAL	$1,667,973	$1,919,352

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

(amounts in thousands)

(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
CURRENT LIABILITIES:
Accounts payable	$1,063	$5,781
Accrued expenses	13,980	11,288
Accrued liabilities:
Salaries	7,203	8,142
Interest	795	4,393
Advertiser obligations and other commitments	1,253	1,436
Other	4,552	4,328
Current portion of long-term debt	15,022	21
Total current liabilities	43,868	35,389

LONG-TERM LIABILITIES:
Senior debt	768,180	823,697
7.625% senior subordinated notes	92,004	150,000
Deferred tax liabilities	201,359	235,579
Other long-term liabilities	15,670	13,920
Total long-term liabilities	1,077,213	1,223,196
Total liabilities	1,121,081	1,258,585

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	379	387
Additional paid-in capital	580,936	595,915
Retained earnings (deficit)	(37,311)	64,597
Accumulated other comprehensive income (loss)	2,888	(132)
Total shareholders’ equity	546,892	660,767

TOTAL	$1,667,973	$1,919,352

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(amounts in thousands, except share and per share data)

(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2008	2007

NET REVENUES	$334,725	$347,801

OPERATING (INCOME) EXPENSE:
Station operating expenses, including non-cash compensation expense of $1,852 in 2008 and $2,134 in 2007	210,695	214,868
Depreciation and amortization	16,009	11,971
Corporate general and administrative expenses, including non-cash compensation expense of $5,959 in 2008 and $4,379 in 2007	21,530	22,199
Impairment loss	184,587	45,353
Time brokerage agreement fees (income)	(188)	11,578
Net gain on sale or disposal of assets	(9,937)	(841)
Total operating expense	422,696	305,128
OPERATING INCOME (LOSS)	(87,971)	42,673

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing costs of $1,249 in 2008 and $1,247 in 2007	34,831	37,728
Interest and dividend income	(299)	(535)
(Gain) loss on early extinguishment of debt	(4,017)	458
Net gain on derivative instruments	(34)	(118)
Net (gain) loss on investments	461	(285)
Other income	(3,256)	(474)
TOTAL OTHER EXPENSE	27,686	36,774

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES (BENEFIT)	(115,657)	5,899
INCOME TAX PROVISION (BENEFIT)	(32,307)	4,884
INCOME (LOSS) FROM CONTINUING OPERATIONS	(83,350)	1,015
Loss from discontinued operations, net of income tax benefit	(3,497)	(9)
NET INCOME (LOSS)	$(86,847)	$1,006

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Income (loss) from continuing operations	$(2.25)	$0.03
Loss from discontinued operations, net of income tax benefit	(0.10)	—
NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$(2.35)	$0.03

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.58	$1.14

WEIGHTED AVERAGE SHARES:
Basic	36,990,089	38,532,735
Diluted	36,990,089	38,866,953

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2008	2007

NET REVENUES	$115,555	$122,946

OPERATING (INCOME) EXPENSE:
Station operating expenses, including non-cash compensation expense of $739 in 2008 and $666 in 2007	72,080	71,836
Depreciation and amortization	4,474	3,932
Corporate general and administrative expenses, including non-cash compensation expense of $1,354 in 2008 and $1,263 in 2007	6,175	6,797
Time brokerage agreement fees (income)	(45)	4,079
Net (gain) loss on sale or disposal of assets	62	(422)
Total operating expense	82,746	86,222
OPERATING INCOME	32,809	36,724

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing costs of $407 in 2008 and $433 in 2007	10,421	13,136
Interest and dividend income	(32)	(197)
Gain on early extinguishment of debt	(1,633)	—
Net gain on derivative instruments	—	(11)
Net (gain) loss on investments	250	(63)
Other income	—	(474)
TOTAL OTHER EXPENSE	9,006	12,391

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	23,803	24,333
INCOME TAXES	20,029	10,246
INCOME FROM CONTINUING OPERATIONS	3,774	14,087
Income (loss) from discontinued operations, net of income tax provision (benefit)	480	(20)
NET INCOME	$4,254	$14,067

NET INCOME PER SHARE - BASIC
Income from continuing operations	$0.11	$0.38
Income (loss) from discontinued operations, net of income tax provision (benefit)	0.01	—
NET INCOME PER SHARE - BASIC	$0.12	$0.38

NET INCOME PER SHARE - DILUTED
Income from continuing operations	$0.11	$0.37
Income (loss) from discontinued operations, net of income tax provision (benefit)	0.01	—
NET INCOME PER SHARE - DILUTED	$0.12	$0.37

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.10	$0.38

WEIGHTED AVERAGE SHARES:
Basic	36,366,713	37,412,096
Diluted	36,374,873	37,657,987

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(amounts in thousands)

(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2008	2007

NET INCOME (LOSS)	$(86,847)	$1,006

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX BENEFIT:
Unrealized gain (loss) on investments, net of a tax provision of $86 in 2008 and a tax benefit of $96 in 2007	132	(200)
Unrealized gain on derivatives, net of a tax provision of $1,870 in 2008	2,888	—

COMPREHENSIVE INCOME (LOSS)	$(83,827)	$806

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2008	2007

NET INCOME	$4,254	$14,067

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX PROVISION OR BENEFIT:
Unrealized loss on investments, net of a tax benefit of $55 in 2007	—	(85)
Unrealized loss on derivatives, net of a tax benefit of $1,231 in 2008	(1,902)	—

COMPREHENSIVE INCOME	$2,352	$13,982

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND YEAR ENDED DECEMBER 31, 2007

(amounts in thousands, except share data)

(unaudited)

							Accumulated
	Common Stock				Additional	Retained	Other
	Class A		Class B		Paid—in	Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income	Total

Balance, December 31, 2006	32,379,345	$324	8,046,805	$80	$641,889	$134,655	$144	$777,092
Net loss	—	—	—	—	—	(8,357)	—	(8,357)
Conversion of Class B common stock to Class A common stock	439,273	4	(439,273)	(4)	—	—	—	—
Accounting change, net of taxes	—	—	—	—	—	(1,850)	—	(1,850)
Compensation expense related to granting of stock options	—	—	—	—	212	—	—	212
Compensation expense related to granting of restricted stock	488,677	5	—	—	9,059	—	—	9,064
Issuance of common stock related to an incentive plan	22,525	—	—	—	465			465
Exercise of stock options (including tax benefits)	21,585	—	—	—	559	—	—	559
Common stock repurchase	(2,176,039)	(22)	—	—	(54,979)	—	—	(55,001)
Purchase of vested employee restricted stock units	(42,666)	—	—	—	(1,290)	—	—	(1,290)
Payments of dividends	—	—	—	—	—	(57,992)	—	(57,992)
Dividend equivalents on restricted stock units (net of forfeitures and payments)	—	—	—	—	—	(1,859)	—	(1,859)
Net unrealized loss on investments	—	—	—	—	—	—	(276)	(276)
Balance, December 31, 2007	31,132,700	311	7,607,532	76	595,915	64,597	(132)	660,767
Net loss	—	—	—	—	—	(86,847)	—	(86,847)
Compensation expense related to granting of stock options	—	—	—	—	332	—	—	332
Compensation expense related to granting of restricted stock	495,700	5	—	—	6,289	—	—	6,294
Issuance of common stock related to an incentive plan	38,557	—	—	—	290	—	—	290
Common stock repurchase	(1,302,100)	(13)	—	—	(13,247)	—	—	(13,260)
Purchase of vested employee restricted stock units	(116,185)	—	—	—	(1,361)	—	—	(1,361)
Payments of dividends	—	—	—	—	(7,282)	(14,301)	—	(21,583)
Dividend equivalents on restricted stock units (net of forfeitures and payments)	—	—	—	—	—	(760)	—	(760)
Net unrealized gain on investments	—	—	—	—	—	—	132	132
Net unrealized gain on derivatives	—	—	—	—	—	—	2,888	2,888
Balance, September 30, 2008	30,248,672	$303	7,607,532	$76	$580,936	$(37,311)	$2,888	$546,892

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(amounts in thousands)

(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$(86,847)	$1,006
(Income) loss from discontinued operations before impairment loss, net of tax benefit (provision)	(457)	9
Impairment loss from discontinued operations	6,675	—
Deferred tax benefit on impairment loss from discontinued operations	(2,721)	—
Income (loss) from continuing operations	(83,350)	1,015

Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization (includes amortization of station operating expenses)	16,009	11,974
Amortization of deferred financing costs	1,249	1,247
Deferred taxes (benefit)	(32,307)	11,232
Tax benefit on exercise of options	—	29
Provision for bad debts	2,119	2,382
Net gain on sale or disposal of assets	(9,937)	(841)
Non-cash stock-based compensation expense	7,811	6,513
Net gain (loss) on investments	461	(285)
Net gain on derivative instruments	(34)	(118)
Deferred rent	582	92
Unearned revenue - long-term	(30)	(29)
Net gain (loss) on extinguishment of debt	(4,017)	458
Deferred compensation	1,228	856
Tax benefit for vesting of restricted stock unit awards	(474)	(1,199)
Impairment loss	184,587	45,353
Other income	(3,500)	(474)
Changes in assets and liabilities (net of effects of acquisitions and dispositions in all years and the effect of deconsolidation activities in 2008 and 2007):
Accounts receivable	(658)	(11,497)
Prepaid expenses and deposits	244	(1,729)
Prepaid and refundable income taxes	14,403	(6,945)
Accounts payable and accrued liabilities	(6,741)	(9,118)
Prepaid expenses - long-term	200	—
Net cash provided by continuing operating activities	87,845	48,916
Net cash provided by discontinued operating activities	29	9
Net cash provided by operating activities	87,874	48,925

INVESTING ACTIVITIES:
Additions to property and equipment	(5,982)	(7,758)
Proceeds from sale of property, equipment, intangibles and other assets	32,733	83
Purchases of radio station assets	(374)	—
Deferred charges and other assets	(991)	(517)
Purchases of investments	(6)	(2)
Proceeds from investments	201	2,661
Proceeds from insurance recovery	3,500	1,423
Station acquisition deposits and costs	4,094	(999)
Net cash provided by (used in) investing activities	33,175	(5,109)

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(amounts in thousands)

(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2008	2007

FINANCING ACTIVITIES:
Deferred financing expenses related to bank facility and senior subordinated debt	—	(4,691)
Proceeds from issuance of long-term debt	56,000	657,000
Payments of long-term debt	(96,516)	(598,515)
Retirement of senior subordinated debt	(53,168)	—
Purchase of the Company’s common stock	(13,260)	(55,001)
Proceeds from issuance of employee stock plan	247	317
Proceeds from the exercise of stock options	—	529
Purchase of vested restricted stock units	(1,361)	(1,284)
Payment of dividend equivalents on vested restricted stock units	(915)	(96)
Payment of dividends	(21,583)	(43,808)
Tax benefit for vesting of restricted stock awards	474	1,199
Net cash used in financing activities	(130,082)	(44,350)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,033)	(534)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,945	10,795
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,912	$10,261

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$36,387	$39,401
Income taxes	$22	$496
Dividends	$21,583	$43,808

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

In connection with the issuance of 0.5 million restricted stock units during each of the nine months ended September 30, 2008 and 2007, the Company will increase its paid in capital in the amount of $5.6 million and $12.2 million, respectively, over the vesting period of the restricted stock units.

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

1.                                      BASIS OF PRESENTATION

The condensed consolidated interim unaudited financial statements included herein have been prepared by Entercom Communications Corp. and its subsidiaries (collectively, the “Company”) in accordance with: (i) generally accepted accounting principles for interim financial information; and (ii) the instructions of the Securities and Exchange Commission (the “SEC”) for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented.  All such adjustments are of a normal and recurring nature. The Company’s results are subject to seasonal fluctuations and, therefore, the results shown on an interim basis are not necessarily indicative of results for a full year.

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

Recent Accounting Pronouncements

FAS No. 133-1 and FIN 45-4

In September 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No 133-1 and Financial Interpretation No. (“FIN”) 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  FAS No. 133-1 and FIN 45-4 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. The Company does not currently have any outstanding credit derivatives. This Standard is effective for the Company for the reporting period ended December 31, 2008.

FAS No. 142-3

In April 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible assets under FAS No. 142, “Goodwill and Other Intangible Assets.”   FAS No. 142-3, which requires expanded disclosure regarding the determination of intangible asset useful lives, also improves the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R. FAS No. 142-3 is effective for the Company on January 1, 2009. The Company is currently assessing the impact of FAS No. 142-3 on the Company’s consolidated financial statements.

FAS No. 161

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” FAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in FAS No. 161 is effective on January 1, 2009. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS No. 161.

SFAS 133 DIG No. E23

In December 2007, the FASB approved FAS 133 Derivatives Implementation Group (“DIG”) E23 for issuance of certain clarifications on the use of the shortcut method for measuring effectiveness under paragraph 68(b) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its interaction with FAS No. 157, “Fair Value Measurements.” See Note 1 below for further discussion of FAS No. 157. The Company applied this guidance prospectively to interest rate transactions upon the adoption of FAS No. 157 on January 1, 2008.

SAB No. 110

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 that modified SAB No. 107 regarding the use of a “simplified” method in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123R, “Share-Based Payment.”  Under SAB No. 107, the use of the simplified method was not allowed beyond December 31, 2007. SAB No. 110 allows, however, the use of the “simplified” method beyond December 31, 2007 under certain circumstances. During the first nine months of 2008, the Company used the simplified method under SAB No. 107, and the Company expects to continue to use the simplified method in future periods if the facts and circumstances permit.

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

FAS No. 159

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” FAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. FAS No. 159 was effective for the Company as of January 1, 2008. The Company did not elect to adopt FAS No. 159 for current assets and liabilities, but may elect to do so in the future.

FAS No. 157

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. FAS No. 157 was effective for the Company as of January 1, 2008.  In February 2008, the FASB issued FAS No. 157-2 which: (1) deferred the effective date of FAS No. 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually); and (2) removed certain leasing transactions from the scope of FAS No. 157. In October 2008, the FASB issued FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarified the application of FAS No. 157. FAS No. 157-3 was effective upon issuance, including prior periods for which financial statement had not been issued. The adoption of FAS No. 157 did not have a material effect on the Company’s financial position, results of operations or cash flows.

2.                                      SHARE-BASED COMPENSATION

Under the Entercom Equity Compensation Plan (the “Plan”), 0.9 million shares are available for future grant as of September 30, 2008.  At the shareholders’ meeting on May 13, 2008, the Company’s shareholders approved certain amendments to the Plan including: (i) an increase to the sub-limit for restricted stock units from 2.0 million to 3.0 million shares; and (ii) the addition of certain performance criteria for purposes of satisfying expense deduction requirements for income tax purposes.

Restricted Stock Units

Restricted Stock Activity

During the nine months ended September 30, 2008, the Company issued 0.5 million restricted stock units (net of forfeitures) at a weighted average fair value of $11.35 and will increase its additional paid-in capital by $5.6 million over the vesting period of the restricted stock units. During the nine months ended September 30, 2007, the Company issued 0.5 million restricted stock units (net of forfeitures) at a weighted average fair value of $24.59 (amounts include restricted stock units with service and market conditions) and will increase its additional paid-in capital by $12.2 million over the vesting period of the restricted stock units. During the nine months ended September 30, 2008 and 2007, 0.4 million units and 0.2 million units, respectively, of restricted stock were both vested and released.

As of September 30, 2008, there was $14.8 million of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be amortized over a remaining weighted-average recognition period of 2.4 years.

A summary of the Company’s outstanding restricted stock units as of September 30, 2008, and changes in restricted stock units during the nine months ended September 30, 2008, is as follows:

			Weighted-	Aggregate
	Number of	Weighted-	Average	Intrinsic
	Restricted	Average	Remaining	Value As Of
	Stock	Purchase	Contractual	September 30,
	Units	Price	Term	2008

Restricted stock units outstanding as of December 31, 2007	1,407,680
Restricted stock units awarded	525,700
Restricted stock units released	(427,011)
Restricted stock units forfeited	(30,000)
Restricted stock units outstanding as of September 30, 2008	1,476,369	$—	1.4	$7,411,372

Restricted stock units vested and expected to vest	1,316,761	$—	1.4	$6,381,034
Restricted stock units exercisable (vested and deferred)	45,639	$—	0.0	$229,108
Weighted average remaining recognition period in years	2.4

Restricted Stock Units With Service And Market Conditions

During the nine months ended September 30, 2008 and 2007, none of the Company’s 0.3 million and 0.4 million restricted stock units with service and market conditions, respectively, vested, as the applicable milestones were not reached.

During the nine months ended September 30, 2007, the  Company issued 0.1 million units of restricted stock with service and market conditions.

To determine the fair value of restricted stock units with service and market conditions, the Company used the Monte Carlo simulation lattice model.  The Company’s determination of the fair value was based on the number of shares granted, the Company’s stock price on the date of grant and certain assumptions regarding a number of highly complex and subjective variables.  If other reasonable assumptions were used, the results could differ.  The Company made assumptions with respect to the following when applying the Monte Carlo simulation model:

Expected Volatility Term Structure - The Company estimated the volatility term structure using: (1) the historical volatility of its stock; and (2) the implied volatility provided by its traded options from a trailing months’ average of the closing bid-ask price quotes.

Risk-Free Interest Rate - The Company estimated the risk-free interest rate based upon the implied yield available on U.S. Treasury issues using a constant maturity treasury bond as of the date of grant.

Expected Dividend Yield - The Company calculated dividend yield at the time of grant by annualizing the cash dividend declared by the Company’s Board of Directors for the current quarter and dividing that result by the closing stock price on the date of grant.

The specific assumptions of the Company for the period indicated are as follows:

Nine Months
Ended
September 30,
2007

Expected Volatility Structure	23% to 27%
Risk Free Interest Rate	4.6% to 5.1%
Expected Dividend Yield	7.2%

The weighted average fair value of granted restricted stock units with service and market conditions was $8.70 per share for the nine months ended 2007.  The weighted average fair value is amortized over the shorter of the derived service period or the measurement period.

Options

There were 0.2 million and 0.4 million options granted during the nine months ended September 30, 2008 and 2007, respectively. For options granted during the nine months ended September 30, 2008 and 2007, the Company used the Black-Scholes option-pricing model and determined: (1) the term by using the simplified plain-vanilla method as allowed under SAB No. 110 (see Note 1, Recent Accounting Pronouncements); (2) a historical volatility over a period commensurate with the expected term, with the observation of the volatility on a daily basis; (3) a risk-free interest rate that was consistent with the expected term of the stock options and based on the U.S. Treasury yield curve in effect at the time of the grant; and (4) an annual dividend yield based upon the Company’s most recent quarterly dividend per common share at the time of the grant.

The fair value of each option grant was estimated on the date of grant using the following weighted average assumptions:

	Nine Months Ended
	September 30,
	2008	2007
Expected life (years)	6.25 years	6.25 years
Expected volatility factor (%)	31% to 32%	31%
Risk-free interest rate (%)	2.7% to 3.3%	4.8%
Expected dividend yield (%)	3.7% to 14.6%	6.4%

The total intrinsic value of options exercised was $0.1 million during the nine months ended September 30, 2007 (no options were exercised during the nine months ended September 30, 2008). For the nine months ended September 30, 2007, cash received from stock option exercises was $0.5 million and the income tax benefit from stock option exercises was under $0.1 million.

The following table presents the option activity for the nine months ended September 30, 2008:

				Aggregate
			Weighted-	Intrinsic
		Weighted-	Average	Value
		Average	Remaining	As Of
	Number of	Exercise	Contractual	September 30,
	Options	Price	Term	2008

Options outstanding as of December 31, 2007	2,344,100	$29.74
Options granted	185,150	$12.17
Options exercised	—	$—
Options forfeited	(5,875)	$20.32
Options expired	(23,195)	$32.25
Outstanding as of September 30, 2008	2,500,180	$28.44	5.5	$—

Options vested and expected to vest as of September 30, 2008	2,415,529	$28.77	5.4	$—
Options vested and exercisable as of September 30, 2008	1,859,405	$31.84	4.3	$—
Weighted average remaining recognition period in years	3.1

As of September 30, 2008, $1.0 million of accumulated unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, is expected to be recognized in future periods over a weighted average period of 3.1 years.

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2008:

		Options Outstanding			Options Exercisable
		Number of	Weighted		Number of
		Options	Average	Weighted	Options	Weighted
		Outstanding	Remaining	Average	Exercisable	Average
		at Sept. 30,	Contractual	Exercise	at Sept. 30,	Exercise
Exercise Prices		2008	Life	Price	2008	Price
$10.90	$18.00	447,457	7.0	$14.57	115,557	$18.00
$22.50	$23.87	499,044	7.2	$23.60	199,044	$23.19
$27.75	$27.75	434,493	2.1	$27.75	434,493	$27.75
$28.19	$34.44	79,500	3.9	$32.54	70,750	$32.47
$35.05	$35.05	871,000	6.1	$35.05	870,875	$35.05
$36.25	$52.05	168,686	3.3	$45.27	168,686	$45.27

		2,500,180	5.5	$28.44	1,859,405	$31.84

Recognized Non-Cash Compensation Expense

For the nine months ended September 30, 2008 and 2007, the Company recorded an income tax benefit of $2.6 million and $2.3 million, respectively, related to the stock-based compensation expense recognized under SFAS No. 123R of $7.8 million and $6.5 million, respectively.

 For the three months ended September 30, 2008 and 2007, the Company recorded an income tax benefit of $0.6 million for each year related to the stock-based compensation expense recognized under SFAS No. 123R of $2.1 million and $1.9 million, respectively.

Tax Benefit, Or Additional Paid-In-Capital Pool

In connection with the vesting of restricted stock units issued under the Company’s 2006 Option Exchange Program, the Company received tax deductions in excess of previously recorded tax benefits.  As a result, the Company recorded a windfall tax benefit of $0.5 million and $1.2 million for the nine months ended September 30, 2008 and 2007, respectively, which was classified as a financing cash inflow in the condensed consolidated statements of cash flows.

For the nine months ended September 30, 2008, the Company utilized its paid-in-capital pool of $1.7 million in current and previously recorded tax benefits.

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

Broadcasting Licenses

The Company performs its annual impairment test on its broadcasting licenses in the first quarter of each year by evaluating its broadcasting licenses for impairment at the market level using the direct method. Emerging Issues Task Force (“EITF”) 02-07 states that separately recorded indefinite-lived intangible assets should be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset.  The Company determines the fair value of the broadcasting licenses in each of its markets by relying on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The fair value contains assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables for each unit of accounting would include, but not be limited to: (1) the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values.

During each of the first quarters of 2008 and 2007, the Company completed the non-amortizing intangible asset impairment test for broadcasting licenses and determined that the fair value of the broadcasting licenses was equal to or greater than the amount reflected in the balance sheet for each of the Company’s markets.  Based upon the results of each of the asset impairment tests, no impairment charges were recorded during the first quarter for each of these years. Please refer to Note 14, Assets Held For Sale And Discontinued Operations, for a discussion of an impairment to broadcasting licenses in Rochester, New York.

During the second quarter of 2008, in connection with the Company’s annual review of its goodwill, as described in Note 3 below, the Company determined that the fair values of several of its markets’ broadcasting licenses was impaired under the second step of its goodwill analysis. As a result, for the second quarter of 2008 and for the nine months ended September 30, 2008 the Company recorded an impairment loss in the Denver, Greenville, Indianapolis and Memphis markets on an aggregate basis of $117.0 million and reduced its carrying value of broadcasting licenses. Contributing factors to the impairment were a decline in the available advertising dollars in these markets and its effect on the Company’s operations, coupled with changes in the anticipated growth of these markets.

Other than as described above, no event occurred or circumstances changed after the Company performed its first quarter annual test for broadcasting license impairment that would have required the Company to perform an interim test.  Accordingly, no other impairment charges of broadcasting licenses were recorded for the nine months ended September 30, 2008 and 2007. If actual market conditions are less favorable than those projected by the industry or the Company, or if an event occurs or circumstances change that would reduce the fair value of the Company’s broadcasting licenses below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods. The amount of unamortized broadcasting licenses reflected in the balance sheet as of September 30, 2008 was $1.4 billion.

The following table presents the changes in broadcasting licenses for the nine months ended September 30, 2008:

Carrying
Amount
(amounts in
thousands)

Balance as of December 31, 2007	$1,316,983
Acquisitions	210,358
Reversal of assets held for sale in Portland, Oregon	3,650
Impairment loss	(117,000)
Balance as of September 30, 2008	$1,413,991

The Company anticipates that in 2009, the Company will modify the period when it performs its annual broadcasting licenses impairment test from the first quarter of 2009 to the second quarter of 2009.  With this change, the Company will perform its annual impairment test in the same quarter for both broadcasting licenses and goodwill. The Company also anticipates that it will perform an interim test of broadcasting licenses in the fourth quarter of 2008 so that an annual test in the second quarter of 2009 will not exceed a period of one year since the annual test was last performed.

Goodwill

The Company performs its annual impairment test on its goodwill during the second quarter of each year by comparing the fair value for each reporting unit with the amount reflected on the balance sheet. The Company has determined that a radio market is a reporting unit. If the fair value for any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to the amount reflected in the balance sheet.

To determine the fair value, the Company uses an income or market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.

During the second quarters of 2008 and 2007, the Company performed its annual impairment test and, as a result, the Company recorded an impairment loss of: (1) $67.6 million on an aggregate basis for the Denver and Indianapolis markets during the second quarter of 2008; and (2) $45.4 million for the Denver market during the second quarter of 2007. Contributing factors to the impairment were a decline in the available advertising dollars in these markets and its effect on the Company’s operations, coupled with changes in the anticipated growth of the broadcasting industry and the resulting impact on prices paid for radio stations. Please refer to Note 14, Assets Held For Sale And Discontinued Operations, for a discussion of an impairment to goodwill related to the disposition of radio station assets in Rochester, New York. The amount of goodwill reflected in the Company’s balance sheet as of September 30, 2008 was $50.8 million.

The following table presents the changes in goodwill for the nine months ended September 30, 2008:

Carrying
Amount
(amounts in
thousands)

Balance as of December 31, 2007	$115,614
Acquisitions	2,807
Impairment loss	(67,587)
Balance as of September 30, 2008	$50,834

During the third quarters of 2008 and 2007, no events occurred or circumstances changed after the Company performed its second quarter annual test for goodwill impairment that would have required the Company to perform an interim test.  Accordingly, no other impairment charges of goodwill were recorded for the nine months ended September 30, 2008 and 2007.  If actual market conditions are less favorable than those projected by the industry or the Company, or if an event occurs or circumstances change that would reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods.

(B) Definite-Lived Intangibles

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, acquired advertising contracts and income leases. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The amount of the amortization expense for definite-lived intangible assets was $2.8 million and $0.1 million for the nine months ended September 30, 2008 and 2007, respectively.  The amount of the amortization expense for definite-lived intangible assets was under $0.1 million for each of the three months ended September 30, 2008 and 2007.  As of September 30, 2008, the Company reflected $1.0 million in unamortized definite-lived assets, which is included in deferred charges and other assets on the balance sheet.

The following is an estimate of the amortization expense for definite-lived assets, in thousands, for each of the succeeding years ending December 31:

Definitive-
Lived
Assets
Years ending December 31,
2008 (excludes the nine months ended September 30, 2008)	$49
2009	157
2010	124
2011	84
2012	81
Thereafter	496
Total	$991

4.             ACQUISITIONS, DISPOSITIONS AND UNAUDITED PRO FORMA SUMMARY

Acquisitions For The Nine Months Ended September 30, 2008

Acquisition Of Three Stations In San Francisco, California In Exchange For Four Stations In Cincinnati, Ohio, And Three Stations In Seattle, Washington

On March 14, 2008, the Company completed an exchange transaction with Bonneville International Corporation (“Bonneville”) to acquire three stations in San Francisco, California and $1.0 million in cash in exchange for four radio stations in Cincinnati, Ohio, and three radio stations in Seattle, Washington. No cash was required by the Company to complete this transaction.  The fair value of the assets acquired in exchange for the assets disposed was accounted for under FAS No. 141, which resulted in a fair value of $220.0 million.

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

The following is a summary of the radio stations that were exchanged:

Markets	Radio Stations	Transactions
San Francisco, CA	KDFC-FM; KBWF-FM; and KOIT-FM	Company acquired from Bonneville
Seattle, WA	KBSG-FM; KIRO-AM; and KTTH-AM	Company disposed to Bonneville
Cincinnati, OH	WKRQ-FM; WSWD-FM; WUBE-FM; and WYGY-FM	Company disposed to Bonneville

For the three radio stations acquired in San Francisco, the aggregate purchase price, including transaction costs of $0.4 million, was allocated as follows:

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

Dispositions For The Nine Months Ended September 30, 2008

Rochester, New York

On April 28, 2008, the Company entered into an agreement to sell three radio stations (WRMM-FM, WZNE-FM and WFKL-FM) to a buyer for $13.3 million in cash. In addition, pursuant to a TBA, on May 1, 2008 the buyer commenced operation of these stations.  On July 14, 2008, the Company completed the sale of these radio stations and received net cash proceeds of $12.2 million. During the third quarter of 2008, the Company recorded a $0.7 million gain on the disposition, which amount was recorded as discontinued operations. Upon completion of this transaction, the Company continues to own and operate five radio stations in the Rochester market.

As background on this disposition, on November 30, 2007, the Company purchased from CBS Radio Stations Inc. (“CBS”) the assets of four radio stations serving the Rochester radio market. Due to certain regulatory requirements, the Company agreed to divest three radio stations, two of which were radio stations acquired from CBS.  See Note 14, Assets Held For Sale And Discontinued Operations, for a discussion of the impairment loss recorded during the first quarter of 2008.

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

Acquisitions And Dispositions For The Nine Months Ended September 30, 2007

There were no acquisitions or dispositions during the nine months ended September 30, 2007.

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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited) (amounts in thousands, except per share data)
	Pro Forma	Pro Forma	Pro Forma	Pro Forma

Net revenues	$336,165	$352,807	$115,555	$125,490
Net income (loss)	$(94,097)	$2,391	$3,330	$14,045
Net income (loss) per common share - basic	$(2.54)	$0.06	$0.09	$0.38
Net income per common share - diluted	$(2.54)	$0.06	$0.09	$0.37

5.             SENIOR DEBT

Bank Facility

In June 2007, the Company entered into a credit agreement (the “Bank Facility”) with a syndicate of 18 banks for a $1,050 million senior secured credit facility that matures in June 2012. The Bank Facility is comprised of $650 million in revolving credit (“Revolver”) and a $400 million term loan (“Term A”). The Company is required to make repayments of the Term A beginning September 2009 in quarterly amounts starting at $15 million and increasing to $60 million. The Bank Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly owned subsidiaries. The Bank Facility requires the Company to comply with certain financial covenants and leverage ratios which are defined terms within the agreement, including: (1) Total Debt to Operating Cash Flow; and (2) Operating Cash Flow to Interest Expense.

As of September 30, 2008, the Company had $783.0 million, as well as a $1.5 million letter of credit, outstanding under the Bank Facility. Subject to covenant compliance at the time of each borrowing, the amount available under the Revolver as of September 30, 2008 was $265.5 million.

Deferred Financing Expenses

In connection with the replacement of the former credit facility with the Bank Facility, the Company reviewed the unamortized deferred financing costs to determine the amount subject to extinguishment under the provisions of EITF No. 98-14, “Debtor’s Accounting in Line-of-Credit or Revolving-Debt Arrangements.”  Under this provision, the Company: (1) recorded $0.5 million of the former credit facility’s unamortized deferred financing costs as a loss on early extinguishment of debt to the statement of operations during the second quarter of 2007; (2) deferred $2.2 million of the former credit facility’s unamortized deferred financing expenses that is amortized under the effective interest rate method over the life of the Bank Facility; and (3) recorded $4.6 million of deferred financing expenses related to the Bank Facility that is amortized under the effective interest rate method over the life of the Bank Facility.

6.             SENIOR SUBORDINATED NOTES

During the nine months ended September 30, 2008, the Company repurchased $58.0 million of its $150.0 million 7.625% Senior Subordinated Notes (the “Notes”) due March 1, 2014. For the nine and three months ended September 30, 2008, the Company recorded in the statements of operations a gain on the extinguishment of debt of $4.0 million and $1.6 million, respectively, net of write-offs of deferred financing costs of $0.8 million and $0.2 million, respectively.  The Notes outstanding as of September 30, 2008 were $92.0 million.

7.             DERIVATIVES AND HEDGING ACTIVITIES

The Company from time to time enters into derivative financial instruments, including interest rate exchange agreements (“Swaps”) and interest rate collar agreements (“Collars”), to manage its exposure to fluctuations in interest rates. Under a fixed rate Swap, the Company pays a fixed rate on a notional amount to a bank, and the bank pays to the Company a variable rate on the notional amount equal to the Company’s Eurodollar borrowing rate. A Collar establishes two separate agreements: an upper limit or “Cap” and a lower limit or “Floor” for the Company’s Eurodollar borrowing rate.

As of September 30, 2008, the Company had the following derivatives outstanding, which were designated as cash flow hedges that qualified for hedge accounting treatment:

								Effective
								Date That	Notional
					Fixed			Notional	Amount
Type of	Notional	Effective			LIBOR		Expiration	Amount	After
Hedge	Amount	Date		Collar	Rate		Date	Decreases	Decrease
	(in millions)								(in millions)

Swap	$225.0	January 28, 2008		n/a	3.03%		January 28, 2011	January 28, 2010	$150.0

Collar	$100.0	February 28, 2008	{	Cap	4.00%	}	February 28, 2011	n/a	n/a
				Floor	2.14%

Swap	$125.0	March 28, 2008		n/a	2.91%		September 28, 2011	n/a	n/a

Swap	$100.0	May 28, 2008		n/a	3.62%		May 28, 2012	n/a	n/a

For the nine months ended September 30, 2008, the Company recorded the change in the fair value of these derivatives as a gain of $2.9 million (net of a tax provision of $1.9 million) to the statement of comprehensive income (loss) as these derivatives were effective under the provisions of SFAS No. 133. For the three months ended September 30, 2008, the Company recorded the change in the fair value of these derivatives as a loss of $1.9 million (net of a tax benefit of $1.2 million) to the statement of comprehensive income.

The fair value of these derivatives was determined under the provisions of SFAS No. 157 using observable market based inputs (a level two measurement) and the impact of credit risk on a derivative’s fair value (the creditworthiness of the transaction’s counterparty for assets and the creditworthiness of the Company for liabilities).  As of September 30, 2008, the fair value of these derivatives was an asset of $4.8 million, which was recorded as a long-term asset in the balance sheet.

The following table presents the accumulated derivative gain (loss) recorded in other comprehensive income (loss) as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
	(amounts in thousands)

Accumulated derivative unrealized gain	$2,888	$—

The following table presents the derivative gain (loss) recorded in other comprehensive income (loss) for the nine months ended September 30, 2008 and 2007:

Other Comprehensive Income (Loss)
Net Amount Of Accumulated
Derivative Gain (Loss)
Net Change		Reclassified To The
Accumulated Derivative		Consolidated Statement
Unrealized Gain (Loss)		Of Operations
Nine Months Ended September 30,
(amounts in thousands)
2008	2007	2008	2007

$2,888	$—	$—	$—

The following table presents the derivative gain (loss) recorded in other comprehensive income (loss) for the three months ended September 30, 2008 and 2007:

Other Comprehensive Income (Loss)
Net Amount Of Accumulated
Derivative Gain (Loss)
Net Change		Reclassified To The
Accumulated Derivative		Consolidated Statement
Unrealized Gain (Loss)		Of Operations
Three Months Ended September 30,
(amounts in thousands)
2008	2007	2008	2007

$(1,902)	$—	$—	$—

Accounting For Derivative Instruments And Hedging Activities

The Company recognizes at fair value all derivatives, whether designated in hedging relationships or not, in the balance sheet as either assets or liabilities. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions.  Management reviews the correlation and effectiveness of its derivatives on a periodic basis.

8.             CONTINGENCIES, GUARANTOR ARRANGEMENTS AND COMMITMENTS

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

The Company could face increased costs in the form of fines and a greater risk that the Company could lose any one or more of its broadcasting licenses if the FCC concludes that programming broadcast by a

Company station was obscene, indecent or profane and such conduct warrants license revocation.  The FCC’s authority to impose a fine for the broadcast of such material is $325,000 for a single incident, with a maximum fine of up to $3.0 million for a continuing violation. In the past, the FCC has issued Notices of Apparent Liability and a Forfeiture Order with respect to several of the Company’s stations proposing fines for certain programming which the FCC deemed to have been “indecent.” These cases are the subject of pending administrative appeals. The FCC has also commenced several other investigations based on allegations received from the public that some of the Company’s stations broadcast indecent programming.  The Company has cooperated in these investigations which remain pending.  The Company estimates that the imposition of the proposed fines would not materially impact the Company’s financial position, results of operations or cash flows.

The Company has filed on a timely basis renewal applications for those radio stations with radio broadcasting licenses that are subject to renewal with the FCC. Certain licenses were not renewed prior to the renewal date, which is not unusual. The Company continues to operate these radio stations under their existing licenses until the licenses are renewed.  The FCC may delay the renewal pending the resolution of open inquiries. The affected stations are, however, authorized to continue operations until the FCC acts upon the renewal application.

The Company’s six radio stations located in New Orleans, Louisiana, were affected by Hurricane Katrina and the subsequent flooding. The Company has completed the relocation and construction of new studio and office facilities as well as the strengthening of certain of its transmitter facilities to better withstand a similar event of this nature. During the nine months ended September 30, 2008 and 2007, the Company recovered $3.5 million and $1.4 million, respectively, under its insurance policies which were reported as other income in the statement of operations.  The Company does not expect to recover any additional material amounts related to Hurricane Katrina under its insurance policies.

Guarantor Arrangements

The Company enters into indemnification agreements in the ordinary course of business and other agreements which include indemnification provisions.  The Company believes the estimated fair value of these agreements is minimal and has not recorded liabilities for these agreements as of September 30, 2008.

Commitments

Pending Disposition Of Radio Station In Portland, Oregon

On January 31, 2007, the Company entered into an agreement to sell KTRO-AM (formerly KKSN-AM) in Portland, Oregon, for $4.2 million in cash. Concurrently with entering into the agreement, the Company also entered into a TBA that was effective on February 1, 2007.  On October 28, 2008, the Company received notice from the buyer stating that it would not consummate the purchase transaction and it desired to terminate the TBA effective December 31, 2008. As a result of this notice, the Company reclassified these assets from assets held for sale as of June 30, 2008 to each asset’s respective category on the balance sheet.

9.             SHAREHOLDERS’ EQUITY

Dividends

The following table presents a summary of the Company’s dividend activity during the nine months ended September 30, 2008:

		Amount
		Per
Record	Payment	Common
Date	Date	Share

September 12, 2008	September 26, 2008	$0.10
June 13, 2008	June 27, 2008	$0.10
March 14, 2008	March 28, 2008	$0.38

The Company’s Board of Directors has suspended further dividends effective with the fourth quarter of 2008.  Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration.

Dividend Equivalents

The Company’s grants of restricted stock units include the right, upon vesting, to receive a dividend equivalent amount equal to the aggregate of all dividends which would have been paid on the restricted stock units. For the nine months ended September 30, 2008 and 2007, the Company paid $0.9 million and $0.1 million, respectively, to the holders of restricted stock units that vested during these periods. The dividend equivalent amount, accrued and unpaid on unvested restricted stock units, was $2.6 million as of September 30, 2008 and is included under other long-term liabilities of $15.7 million in the balance sheet.  The Company recognizes the tax benefit for income tax purposes as a reduction to its income tax expense rather than as an increase to its paid-in capital as all dividend equivalent payments are made to the restricted stock holders upon the vesting of the units.

Repurchases Of Vested Restricted Stock Units

Upon vesting, unless an employee elects to pay the tax withholding obligation in cash, the Company withholds shares of stock in an amount sufficient to cover the employee’s tax withholding obligations.  As a result, during the nine months ended September 30, 2008 and 2007, the Company was deemed to have repurchased 0.1 million and under 0.1 million shares of stock, respectively.

Share Repurchase Programs

On April 23, 2008, the Company’s Board of Directors extended a $100 million share repurchase program that was due to expire on May 5, 2008. As of September 30, 2008, the Company has $27.0 million in capacity available under this extended share repurchase program which expires on June 30, 2009.

During the nine months ended September 30, 2008, the Company repurchased 1.3 million shares in the amount of $13.3 million at an average price of $10.18 per share.  During the nine months ended September 30, 2007, the Company repurchased 2.2 million shares in the amount of $55.0 million at an average price of $25.28.

10.                               DEFERRED COMPENSATION PLANS

The Company provides certain of its employees and the Board of Directors with an opportunity to defer a portion of their compensation on a tax-favored basis. The obligations by the Company to pay these benefits under these plans represent unsecured general obligations that rank equally with the Company’s other unsecured indebtedness.  As of September 30, 2008, $4.0 million was deferred under these plans and was included in other long-term liabilities. The Company also recorded a deferred tax asset of $1.6 million in connection with this liability. For the nine months and three months ended September 30, 2008, the Company recorded a reduction to deferred compensation expense of $0.7 million and $0.4 million, respectively, to corporate general and administrative expense. For the nine and three months ended September 30, 2007, the Company recorded deferred compensation expense of $0.2 million and a marginal amount, respectively, to corporate general and administrative expense.

11.                               NET INCOME (LOSS) PER SHARE

Nine Months Ended September 30, 2008 And 2007

The effect of stock options and restricted stock units in the calculation of net income (loss) per share, using the treasury stock method, was anti-dilutive for the nine months ended September 30, 2008 and was dilutive for the nine months ended September 30, 2007.

The following table sets forth the computations of basic and diluted net income (loss) per share:

	Nine Months Ended
	September 30, 2008			September 30, 2007
	(amounts in thousands, except share and per share data)
	Net Loss	Shares	EPS	Net Income	Shares	EPS

Basic net income (loss) per common share:
Income (loss) from continuing operations	$(83,350)	36,990,089	$(2.25)	$1,015	38,532,735	$0.03
Loss from discontinued operations, net of income tax benefit	(3,497)	—	(0.10)	(9)	—	—
Net income (loss)	$(86,847)	36,990,089	$(2.35)	$1,006	38,532,735	$0.03
Impact of options and restricted stock units		—			334,218
Diluted net income (loss) per common share:
Income (loss) from continuing operations	$(83,350)	36,990,089	$(2.25)	1,015	38,866,953	$0.03
Loss from discontinued operations, net of income tax benefit	(3,497)	—	(0.10)	(9)	—	—
Net income (loss)	$(86,847)	36,990,089	$(2.35)	$1,006	38,866,953	$0.03

For the nine months ended September 30, 2008, less than 0.1 million incremental shares were not included in diluted loss per share as the shares were anti-dilutive when reporting a net loss.

In computing the incremental shares under the treasury stock method for the nine months ended September 30, 2008, 1.4 million restricted stock units (including 0.3 million restricted stock units with market conditions as the market conditions were not satisfied as of September 30, 2008) and options to purchase 2.5 million shares of common stock at a range of $8.92 to $52.05 were excluded from the computation as they were anti-dilutive.

In computing the incremental shares under the treasury stock method for the nine months ended September 30, 2007, 0.6 million restricted stock units (including 0.4 million restricted stock units with market conditions as the market conditions were not satisfied as of September 30, 2007) and options to purchase 1.6 million shares of common stock at a range of $25.75 to $52.05 were excluded from the computation as they were anti-dilutive.

Three Months Ended September 30, 2008 And 2007

The effect of stock options and restricted stock units in the calculation of net income per share, using the treasury stock method, was dilutive for the three months ended September 30, 2008 and 2007.

The following table sets forth the computations of basic and diluted net income per share:

	Three Months Ended
	September 30, 2008			September 30, 2007
	(amounts in thousands, except share and per share data)
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic net income per common share:
Income from continuing operations	$3,774	36,366,713	$0.11	$14,087	37,412,096	$0.38
Income (loss) from discontinued
operations, net of income tax (benefit)	480	—	0.01	(20)	—	—
Net income	$4,254	36,366,713	$0.12	$14,067	37,412,096	$0.38
Impact of options and restricted stock units		8,160			245,891
Diluted net income per common share:
Income from continuing operations	$3,774	36,374,873	$0.11	14,087	37,657,987	$0.37
Income (loss) from discontinued operations, net of income tax (benefit)	480		0.01	(20)	—	—
Net income	$4,254	36,374,873	$0.12	$14,067	37,657,987	$0.37

In computing the incremental shares under the treasury stock method for the three months ended September 30, 2008, 1.4 million restricted stock units (including 0.3 million restricted stock units with market conditions as the market conditions were not satisfied as of September 30, 2008) and options to purchase 2.5 million shares of common stock at a range of $5.98 to $52.05 were excluded from the computation as they were anti-dilutive.

In computing the incremental shares under the treasury stock method for the three months ended September 30, 2007, 0.7 million restricted stock units (including 0.4 million restricted stock units with market conditions as the market conditions were not satisfied as of September 30, 2007) and options to purchase 2.0 million shares of common stock at a range of $21.85 to $52.05 were excluded from the computation as they were anti-dilutive.

12.                               INCOME TAXES

Effective Tax Rate - Overview

The Company’s income tax rates for the nine months and three months ended September 30, 2008 were based on the estimated annual effective tax rate for 2008, which includes: (1) the effect of permanent differences between income subject to income tax for book and tax purposes; and (2) any discrete items of tax. The Company’s effective tax rate, which can fluctuate from quarter to quarter, is higher than the federal statutory rate of 35% primarily as a result of the provision for state taxes (net of a federal tax deduction).

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

Tax Rate For The Nine Months and Three Months Ended September 30, 2008

The effective income tax benefit on loss from continuing operations before income tax benefit was 27.9% for the nine months ended September 30, 2008 and the effective income tax rate on income from continuing operations before income tax was 84.1% for the three months ended September 30, 2008. The effective income rate for the nine month and three months ended September 30, 2008 was negatively impacted by an increase in the deferred tax asset valuation allowance for the reasons as described below under Valuation Allowance For Deferred Tax Assets.

Tax Rate For The Nine Months and Three Months Ended September 30, 2007

The effective income tax rate on income from continuing operations before income taxes was 82.8% and 42.1% for the nine months and three months ended September 30, 2007, respectively.

The effective income tax rate of 82.8% for the nine months ended September 30, 2007 was negatively impacted primarily by a discrete item of tax of $2.9 million, due to the commencement of operations in 2007 in states which on average have higher income tax rates than in states in which the Company previously operated and its effect on previously reported temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities.

For the nine months ended September 30, 2007, the Company recorded a non-cash impairment loss of $45.4 million and, as a result, recorded an income tax benefit of $17.8 million that decreased the Company’s deferred tax liabilities for the nine months ended September 30, 2007.

The effective income tax rate of 42.1% for the three months ended September 30, 2007 was positively impacted by favorable Internal Revenue Service guidance that removed the limits on the deduction of cash and non-cash compensation expense for certain executive compensation.

Deferred Tax Liabilities

As of September 30, 2008 and December 31, 2007, the Company had net non-current deferred tax liabilities of $201.4 million and $235.6 million, respectively. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

Valuation Allowance For Deferred Tax Assets

The Company increased its valuation allowance by $11.7 million to 13.3 million as of September 30, 2008 from $1.6 million as of December 31, 2007, to reflect a valuation allowance for the full amount of the net current and net deferred tax assets (after excluding the net deferred tax liabilities primarily associated with non amortizable assets such as broadcasting licenses and goodwill). The increase was primarily due to the cumulative losses incurred by the Company since 2006.

The Company has also considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.  On a quarterly basis, management assesses whether it remains more likely than not that the deferred tax assets will not be realized.  In the event the Company determines at a future time that it could realize its deferred tax assets in excess of the net amount recorded, the Company will reduce its deferred tax asset valuation allowance and decrease income tax expense in the period when the Company makes such determination.

The valuation allowance of December 31, 2007 of $1.6 million was primarily due to: (1) the five-year limitation for tax purposes of utilizing a loss on investments for federal and state income taxes as only investment gains can be used to offset these losses; and (2) a ten-year limitation for tax purposes of recognizing an income tax credit in one of the states in which the Company operates.

The Company has certain non-current deferred tax assets related to the issuance of awards under the Company’s Plan as described under Note 2, Share-Based Compensation, that are offset against the deferred tax liabilities described above.  The Company adjusts the deferred tax assets when the share-based award vests or expires.  In addition to the reasons for recording a full valuation allowance as described above, the Company may not fully realize the deferred tax assets upon the expiration of the awards due to the current price of the Company’s Class A common stock.

Income Tax Payments And Refunds

The Company received income tax refunds of $14.5 million for the nine months ended September 30, 2008.  The Company made income tax payments of less than $0.1 million and $0.5 million for the nine months ended September 30, 2008 and 2007, respectively.

FIN 48, Uncertain Tax Positions

For the nine months ended September 30, 2008 and 2007, the Company recorded changes to its FIN 48 liabilities to the statements of operations as income tax expense of $0.1 million and $0.2 million, respectively, which amounts consisted primarily of interest and penalties. For each of the three months ended September 30, 2008 and 2007, the Company recorded changes to its FIN 48 liabilities to the statements of operations as income tax expense of amounts less than $0.1 million, which amounts consisted primarily of interest and penalties.  The Company’s FIN 48 liabilities as of September 30, 2008 and December 31, 2007 were $4.3 million and $4.2 million, which were recorded in the balance sheets as long-term tax liabilities. The Company reviews its estimates on a quarterly basis, and any change in its FIN 48 liabilities will result in an adjustment to its income tax expense in the statement of operations in each period measured.

Federal And State Income Tax Audits

The Company is subject to federal and state income tax audits from time to time that could result in proposed assessments. The Company cannot predict with certainty how these audits will be resolved and whether the Company will be required to make additional tax payments, which may or may not include penalties and interest.  The Company is currently under audit by the Internal Revenue Service for the tax years of 2004 through

2007. For most states where the Company conducts business, the Company is subject to examination for the preceding three to six years. In certain states, the period could be longer.

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

The accounts receivable balances and reserve for doubtful accounts as of September 30, 2008 and December 31, 2007 are presented in the following table:

	September 30,	December 31,
	2008	2007
	(amounts in thousands)

Accounts receivable	$91,785	$93,035
Allowance for doubtful accounts	(2,935)	(2,746)
Accounts receivable, net of allowance for doubtful accounts	$88,850	$90,289

In October 2008, the Company’s national advertising representative declared bankruptcy. The Company considered the effect of the bankruptcy and determined that the Company’s accounts receivable reserve was adequate.

As of September 30, 2008 and December 31, 2007, the Company had recorded accounts receivable credits in the amounts of $2.6 million and $2.8 million, respectively, which amounts are included in the balance sheets under other current liabilities.

As of September 30, 2008 and December 31, 2007, the Company had recorded $0.4 million and $0.3 million, respectively, as short-term unearned revenues, which amounts are included in the balance sheets under other current liabilities.

14.                               ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets Held For Sale

Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria of paragraph 30 of SFAS No. 144. The Company measures assets held for sale at the lower of their carrying amount or fair value less cost to sell. Additionally, the Company determined that these assets comprise operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company.  At September 30, 2008, the Company had classified as assets held for sale fixed and intangible assets related to the pending disposal of a studio building in one of the Company’s markets. The major categories of these assets were as follows:

Building
(amounts In
thousands)

Land and land improvements	$854
Building	517
1,371
Accumulated depreciation and amortization	234
Assets held for sale	$1,137

Pending Disposition Of Building

In connection with the Company’s consolidation and relocation of studio facilities in a market, the Company entered into an agreement to sell certain land, land improvements and building for $1.3 million in cash.

The Company expects to complete the sale during the fourth quarter of 2008.  The carrying value of these assets of $1.1 million was reclassified into assets held for sale on the balance sheet.

Discontinued Operations

The Company applied the provisions of SFAS No. 144 to: (1) the pending disposition of a studio building as described above; (2) the disposition of radio broadcasting assets in the Rochester, New York, market on July 14, 2008; and (3) the disposition of radio broadcasting assets in the Cincinnati, Ohio market on March 14, 2008.  SFAS No. 144 requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations.

The Company did not report as discontinued operations the disposition of the radio stations in Cincinnati, Ohio as there was no activity by the Company in the Cincinnati market since the Company’s acquisition of four stations in the Cincinnati market on November 30, 2007, as Bonneville operated these stations pursuant to a TBA for the period from February 26, 2007 through March 14, 2008.

The Company did not allocate any interest expense for the periods presented, as no debt was required to be repaid under the Company’s Bank Facility as a result of the disposition of these radio station assets.

Selected financial information related to discontinued operations in the Rochester market for the nine and three months ended September 30, 2008 and 2007 is as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(amounts in thousands)

Net broadcast revenues	$1,440	$461	$—	$114

Station operating expenses	1,456	459	(21)	143
Depreciation and amortization	—	18	—	6
Time brokerage agreement income	(45)	—	(45)	—
Gain on disposition of assets	(725)	—	(725)	—
Impairment loss	6,675	—	—	—
Total operating expenses	7,361	477	(791)	149
Income (loss) before income taxes (benefit)	(5,921)	(16)	791	(35)
Income taxes (benefit)	(2,424)	(7)	311	(15)
Income (loss) from discontinued operations, net of income taxes (benefit)	$(3,497)	$(9)	$480	$(20)

During the first quarter of 2008, the Company reviewed its carrying amount for the Rochester assets held for sale at that time and determined that an aggregate impairment loss for broadcasting licenses and goodwill of $4.0 million (net of an income tax benefit of $2.7 million) was necessary due to: (1) the continued decline in advertising revenues; (2) the filing of an application with the FCC to place these stations into a disposition trust; and (3) the potential for a forced sale by the disposition trustee.

15.                               FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted FAS No. 157, which requires enhanced disclosures about assets and liabilities carried at fair value under FAS No. 157.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		Value Measurements At Reporting
		Date Using
		Quoted Prices
		In Active
		Markets For	Significant
		Identical	Other	Significant
		Assets Or	Observable	Unobservable
	September 30,	Liabilities	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
		(amounts in thousands)
Assets
Available For Sale Securities	$1,463	$55	$—	$1,408
Interest Rate Cash Flow Hedges	$4,758	$—	$4,758	$—

For available-for-sale securities, the Company uses quoted equity prices for identical assets and liabilities that are available in active markets (level 1).  For the Company’s interest rate hedges, the Company pays a fixed rate and receives a variable interest rate that is observable based upon a forward interest rate curve and is therefore considered a level 2 item.

For the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (level 3), the following is a reconciliation of the activity during the nine months ended September 30, 2008:

Available
For Sale
Securities
(amounts
in
thousands)
Assets
Balance as of December 31, 2007	$1,557
Purchases	6
Balance as of March 31, 2008 and June 30, 2008	1,563
Impairment of investment value	(155)
Balance as of September 30, 2008	$1,408

16.          DEFERRED CHARGES AND OTHER ASSETS

               Deferred charges and other assets, including definite-lived intangible assets, consist of the following:

	September 30,	December 31,
	2008	2007
	(amounts in thousands)
Debt issuance costs, net	$6,280	$8,340
Interest rate derivative instruments	4,758	—
Software costs, net	2,669	2,542
Prepaid assets - long term	1,600	1,800
Deferred contracts and other agreements, net	896	1,012
Leasehold premium, net	817	884
Station deposits and acquisition costs	56	4,572
Advertiser lists and customer relationships, net	90	64
Acquired advertising contracts, net	—	618
Other	149	169
	$17,315	$20,001

ITEM 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

                In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2008. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the nine months and three months ended September 30, 2008 as compared to the nine months and three months ended September 30, 2007.  Our results of operations during the relevant periods represent the operations of the radio stations: (1) owned and operated by us; (2) operated by us pursuant to time brokerage agreements (“TBAs”); or (3) owned by us but operated by others pursuant to TBAs.

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

Results of Operations

                The following significant factors affected our results of operations for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007:

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

•                  On November 30, 2007, we acquired from CBS four stations in Rochester, New York, for $42.0 million in cash. Of the four stations acquired, two stations were reflected in continuing operations and two stations were reflected in discontinued operations. For the two stations reflected in continuing operations, the impact to 2008 was an increase to our net revenues, station operating expenses, depreciation and amortization expense and interest expense.

Dispositions

•                  On July 14, 2008, we sold three of our eight Rochester, New York, radio stations, which the buyer began operating on May 1, 2008 under a TBA with us. These three stations were recognized as discontinued operations and required us to conform the prior year’s financial statements to the current year’s presentation.

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

•                  On March 14, 2008, we sold to Bonneville, through an exchange agreement, four Cincinnati, Ohio, radio stations we acquired during the fourth quarter of 2007 under two separate transactions. Pursuant to two TBA agreements, we operated these stations from November 1, 2006 through February 25, 2007.  On February 26, 2007, Bonneville began operating these stations under a TBA with us.  The impact to 2008, due to the cessation of operation of these stations on February 26, 2007, was a decrease in our net revenues and station operating expenses.

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

Financing

•                  Our interest expense decreased due to: (1) a decrease in interest rates; and (2) the redemption of a portion of our Senior Subordinated Notes that had a higher interest rate than the rate under our senior debt. This decrease was offset by: (i) increased borrowings used to finance: (a) acquisitions during the fourth quarter of 2007 in the amount of $268.3 million; (b) stock repurchases during the second quarter of 2008 of $13.3 million and during the third quarter of 2007 of $7.6 million; and (c) the payment of quarterly cash dividends to our shareholders; and (ii) interest expense of $0.9 million related to the resolution of certain litigation.

•                  During the nine months ended September 30, 2008, we repurchased $58.0 million of Senior Subordinated Notes and recognized a net gain on extinguishment of debt of $4.0 million.

•                  On June 18, 2007, we entered into a new credit facility that resulted in the recognition of a $0.5 million loss on the early extinguishment of debt related to the write-off of deferred financing costs during the second quarter of 2007.

Other

•                  During the second quarters of 2008 and 2007, we recorded an impairment loss of $184.6 million and $45.4 million, respectively, in connection with our annual impairment review of goodwill under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142. See Note 3 in the accompanying notes to the financial statements for a discussion of the contributing factors that caused the impairment loss.

•                  In 2008, we recorded an increase to our valuation allowance of $11.7 million for the full amount of the net current and net deferred tax assets (after excluding the net deferred tax liabilities associated with non amortizable assets such as broadcasting licenses and goodwill). The increase was primarily due to the cumulative losses incurred by us since 2006, which caused uncertainty as to the realization of the deferred tax assets in future years.

•                  During the second quarter of 2008, we recovered $3.5 million from our insurance company for damages resulting from Hurricane Katrina.

•                  During the first quarter of 2008, we reviewed our carrying amount for the Rochester assets then held for sale and determined that an impairment loss of $4.0 million (net of an income tax benefit of $2.7 million) was necessary as a result of the status of our then ongoing divestiture process.

•                  During the first quarter of 2007, we recorded a discrete income tax expense adjustment of $2.9 million as we commenced operations in 2007 in states which on average have higher income tax rates than in states in which we had previously operated.

Nine Months Ended September 30, 2008 As Compared To The Nine Months Ended September 30, 2007

Net Revenues:

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(dollars in millions)
Net Revenues	$334.7	$347.8
Amount of Change	$(13.1)
Percentage Change	(3.8)%

                Our decrease in net revenues was primarily due to: (1) weak demand for advertising in general that contributed to an overall decline in total market revenues in many of the markets where we operate stations, including Kansas City, New Orleans, Portland and Sacramento; and (2) the commencement of operations by other parties under TBAs on: (i) February 26, 2007 for three of our seven Seattle radio stations; (ii) February 26, 2007 for four radio stations in the Cincinnati market; and (iii) February 26, 2007 for a radio station in the Austin market. Our decrease in net revenues was offset by: (a) the commencement by us of operations under a TBA on February 26, 2007 of three radio stations in the San Francisco market; (b) the acquisition on November 30, 2007 of four radio stations in the Rochester market of which two radio stations were reflected in continuing operations; and (c) increases in net revenues for our radio stations in markets such as Austin, Buffalo and Norfolk.

                Same Station Considerations:

                •              Net revenues in 2008 were not impacted by any acquisitions and dispositions of radio stations as of the beginning of the period.

                •              Net revenues in 2007 would have been higher by $2.3 million if we had adjusted net revenues to give effect to acquisitions and dispositions of radio stations as of the beginning of the period.

Station Operating Expenses:

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(dollars in millions)
Station Operating Expenses	$210.7	$214.9
Amount of Change	$(4.2)
Percentage Change	(2.0)%

The decrease in station operating expenses was primarily due to the factors leading to the decrease in net revenues as described above as certain variable expenses decrease with a corresponding decrease in net revenues, offset by the effects of inflation.

                Same Station Considerations:

                •              Station operating expenses in 2008 were not impacted for any acquisitions and dispositions of radio stations as of the beginning of the period.

                •                                          Station operating expenses in 2007 would have been higher by $0.9 million if we had adjusted station operating expenses to give effect to acquisitions and dispositions of radio stations as of the beginning of the period.

Depreciation And Amortization Expenses:

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(dollars in millions)
Depreciation and Amortization Expenses	$16.0	$12.0
Amount of Change	$4.0
Percentage Change	33.3%

                Depreciation and amortization expense increased due to the acquisitions of radio station assets in the fourth quarter of 2007 (other than those assets in Rochester, New York that were acquired and held for sale or those assets in Cincinnati, Ohio which were acquired and reflected as an investment in deconsolidated subsidiaries), which included certain amortizable assets with lives of a short duration.

Corporate General And Administrative Expenses:

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(dollars in millions)
Corporate General and Administrative Expenses	$21.5	$22.2
Amount of Change	$(0.7)
Percentage Change	(3.2)%

                Corporate general and administrative expenses decreased primarily due to: (1) a decrease in legal expenses of $0.9 million primarily associated with certain legal proceedings in the nine months ended September 30, 2007 which did not reoccur in 2008; and (2) a deferred compensation expense reduction of $0.7 million as a result of a decrease in the value of the unfunded obligation.  The decrease in corporate general and administrative expense was offset by an increase in non-cash compensation expense of $1.6 million due to: (a) the cumulative effect of equity awards issued over multiple years, including 2008, with the awards vesting over periods of up to four years; and (b) the acceleration of vesting of equity awards for a key officer.

Operating Income (Loss):

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(dollars in millions)
Operating Income (Loss)	$(88.0)	$42.7
Amount of Change	$(130.7)
Percentage Change	(306.1)%

                The decrease in operating income was primarily due to: (1) an increase in impairment loss of $139.2 million due to a $184.6 million impairment loss in connection with our review of goodwill in the second quarter of 2008 as compared to a $45.4 million impairment loss in connection with our review of goodwill during the second quarter of 2007; and (2) an increase in depreciation and amortization expenses as described above. This decrease was offset by: (i) the elimination of time brokerage agreement fees in 2007 of $11.6 million, primarily due to the cessation of a TBA with CBS on November 30, 2007; and (ii) an increase in net gain on sale or disposal of assets of $9.1 million primarily related to our Bonneville exchange agreement.

                Same Station Considerations:

•                  Operating income in 2008 was not impacted for any acquisitions and dispositions of radio stations as of the beginning of the period.

•                  Operating income in 2007 would have been higher by $1.4 million if we had adjusted operating income to give effect to acquisitions and dispositions of radio stations as of the beginning of the period.

Interest Expense:

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(dollars in millions)
Interest Expense	$34.8	$37.7
Amount of Change	$(2.9)
Percentage Change	(7.7)%

                The decrease in interest expense was primarily due to: (1) a decline in interest rates during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007; and (2) the repurchase of our senior subordinated notes which have a higher interest rate than the replacement debt during the first three quarters of 2008.  This decrease was offset by higher average outstanding debt under our senior credit agreement used to finance: (i) the acquisition of radio station assets in several markets in the amount of $268.3 million during the fourth quarter of 2007; (ii) quarterly dividend payments during the trailing four quarters ended September 30, 2008; and (iii) the repurchase of our common stock in the amount of $13.3 million during the second quarter of 2008 and $7.6 million during the third quarter of 2007.

Income (Loss) From Continuing Operations Before Income Tax Provision (Benefit):

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(dollars in millions)
Income (Loss) From Continuing Operations Before Income Tax Provision (Benefit)	$(115.7)	$5.9
Amount of Change	$(121.6)
Percentage Change	NM

                The net change was primarily attributable to an increase in impairment loss of $139.2 million due to a $184.6 million impairment loss in connection with our review of goodwill in the second quarter of 2008 as compared to a $45.4 million impairment loss in connection with our review of goodwill in the second quarter of 2007. This decrease was offset by: (1) a $4.0 million gain on the retirement of our senior subordinated debt; (2) a $3.3 million increase in other income related to an insurance recovery; and (3) a decrease in our interest expense of $2.9 million for the reasons described above under Interest Expense.

Income Tax Provision (Benefit):

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(dollars in millions)
Income Tax Provision (Benefit)	$(32.3)	$4.9
Amount of Change	$(37.2)
Percentage Change	NM

The net change in income tax provision (benefit) was primarily the result of the net change as described above under Income (Loss) From Continuing Operations Before Income Tax Provision (Benefit).  In addition, we recorded discrete items of tax of: (1) $11.7 million for the nine months ended September 30, 2008 due to an increase to our valuation allowance for the full amount of the net current and net deferred tax assets (after excluding the net deferred tax liabilities associated with non amortizable assets such as broadcasting licenses and goodwill); and (2)  $2.9 million for the nine months ended September 30, 2007 resulting from the commencement of operations in 2007 in states which on average have higher income tax rates than in states in which we previously operated and the resulting effect on previously reported temporary differences between the tax and financial reporting bases of our assets and liabilities.

Our effective income tax rate was a tax benefit of 27.9% for the nine months ended September 30, 2008 and is based upon our estimated annual rate of a tax benefit of 38.0% (the estimated annual rate of tax is exclusive of any discrete items of tax, including the discrete item of tax in the amount of $11.7 million as described above). For the nine months ended September 30, 2007, the effective income tax rate was 82.7% (exclusive of the discrete item of tax in the amount of $2.9 million as described above).

For the nine months ended September 30, 2008, the income tax benefit of $32.3 million was deferred.  For the nine months ended September 30, 2007, the income tax expense of $4.9 million was comprised of a current tax credit of $6.3 million and a deferred tax expense of $11.2 million.

Income (Loss) From Discontinued Operations, Net Of Income Tax Provision (Benefit):

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(dollars in millions)
Income (Loss) from Discontinued Operations, Net Of Income Tax Provision (Benefit)	$(3.5)	$0
Amount of Change	$(3.5)
Percentage Change	NM

The net change was primarily due to a non-cash impairment loss of $4.0 million (net of an income tax benefit of $2.7 million) in the first quarter of 2008 for the Rochester assets that were held for sale and that were subsequently disposed of during the third quarter of 2008.

Net Income (Loss):

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(dollars in millions)
Net Income (Loss)	$(86.8)	$1.0
Amount of Change	$(87.8)
Percentage Change	NM

The net change was primarily attributable to the reasons described above under Income (Loss) From Continuing Operations Before Income Tax Provision (Benefit) and the discrete items of tax as described above under Income Tax Provision (Benefit).

Three Months Ended September 30, 2008 As Compared To The Three Months Ended September 30, 2007

Net Revenues:

	Three Months Ended
	September 30, 2008	September 30, 2007
	(dollars in millions)
Net Revenues	$115.6	$122.9
Amount of Change	$(7.3)
Percentage Change	(5.9)%

                Our decrease in net revenues was primarily due to weak demand for advertising in general that contributed to an overall decline in total market revenues in many of the markets where we operate stations, including Boston, Sacramento and Seattle. This decrease was partially offset by increases in net revenues for our radio stations in certain markets, including Buffalo, Denver and Norfolk.

                Same Station Considerations:

                •              Net revenues in 2008 were not impacted for any acquisitions and dispositions of radio stations as of the beginning of the period.

                •              Net revenues in 2007 would have been higher by $1.4 million if we had adjusted net revenues to give effect to acquisitions and dispositions of radio stations as of the beginning of the period.

Station Operating Expenses:

	Three Months Ended
	September 30, 2008	September 30, 2007
	(dollars in millions)
Station Operating Expenses	$72.1	$71.8
Amount of Change	$0.3
Percentage Change	0.4%

The marginal increase in station operating expenses was primarily due to salary increases, offset by the factors leading to the decrease in net revenues as described above as certain variable expenses decrease with a corresponding decrease in net revenues.

                Same Station Considerations:

        •              Station operating expenses in 2008 were not impacted for any acquisitions and dispositions of radio stations as of the beginning of the period.

        •                                          Station operating expenses in 2007 would have been higher by $1.3 million if we had adjusted station operating expenses to give effect to acquisitions and dispositions of radio stations as of the beginning of the period.

Depreciation And Amortization Expenses:

	Three Months Ended
	September 30, 2008	September 30, 2007
	(dollars in millions)
Depreciation and Amortization Expenses	$4.5	$3.9
Amount of Change	$0.6
Percentage Change	15.4%

                Depreciation and amortization expense increased due to the acquisitions of radio station assets in the amount of $268.3 million in the fourth quarter of 2007, which included certain amortizable assets with lives of a short duration.

Corporate General And Administrative Expenses:

	Three Months Ended
	September 30, 2008	September 30, 2007
	(dollars in millions)
Corporate General and Administrative Expenses	$6.2	$6.8
Amount of Change	$(0.6)
Percentage Change	(8.8)%

                The decrease in corporate general and administrative expenses was primarily due to a deferred compensation expense reduction of $0.4 million due to a decrease in the value of the unfunded obligation, offset by the effects of inflation.

Operating Income:

	Three Months Ended
	September 30, 2008	September 30, 2007
	(dollars in millions)
Operating Income	$32.8	$36.7
Amount of Change	$(3.9)
Percentage Change	(10.6)%

                The decrease in operating income was primarily due to a decrease in net revenues as described under Net Revenues above, offset by a decrease in time brokerage agreement fees of $4.1 million, primarily due to the cessation of a TBA with CBS on November 30, 2007.

                Same Station Considerations:

                •                                          Operating income in 2008 was not impacted for any acquisitions and dispositions of radio stations as of the beginning of the period.

                •                                          Operating income in 2007 would have been higher by $0.1 million if we had adjusted operating income to give effect to acquisitions and dispositions of radio stations as of the beginning of the period.

Interest Expense:

	Three Months Ended
	September 30, 2008	September 30, 2007
	(dollars in millions)
Interest Expense	$10.4	$13.1
Amount of Change	$(2.7)
Percentage Change	(20.6)%

                The decrease in interest expense was primarily attributable to: (1) a decline in interest rates during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007; and (2) the repurchase of our senior subordinated notes with a higher interest rate than the replacement debt during the first three quarters of 2008. This decrease was offset by higher average outstanding debt under our senior credit agreement used to finance: (i) the acquisition of radio station assets in several markets in the amount of $268.3 million during the fourth quarter of 2007; (ii) the repurchase of our common stock of $13.3 million during the second quarter of 2008 and $7.6 million during the third quarter of 2007; and (iii) quarterly dividend payments.

Income From Continuing Operations Before Income Taxes:

	Three Months Ended
	September 30, 2008	September 30, 2007
	(dollars in millions)
Income From Continuing Operations Before Income Taxes	$23.8	$24.3
Amount of Change	$(0.5)
Percentage Change	(2.1)%

                The decrease in net income from continuing operations before income taxes was primarily attributable to a decrease in operating income as described above under Operating Income and a decrease in interest expense as described above under Interest Expense.

Income Taxes:

	Three Months Ended
	September 30, 2008	September 30, 2007
	(dollars in millions)
Income Taxes	$20.0	$10.2
Amount of Change	$9.8
Percentage Change	96.1%

The increase in income taxes was primarily the result of an $11.5 million discrete item of tax due to an increase to our valuation allowance for the full amount of the net current and net deferred tax assets (after excluding the net deferred tax liabilities associated with non amortizable assets such as broadcasting licenses and goodwill).

Our effective income tax rate was 84.1% and 42.1% for the three months ended September 30, 2008 and 2007, respectively.  Our estimated annual tax rate for 2008 is a tax benefit of 38.0% and is exclusive of the impact to the rate for any discrete items of tax.

For the three months ended September 30, 2008, our income tax expense of $20.0 million was deferred.  For the three months ended September 30, 2007, the income tax expense of $10.2 million was comprised of a current tax expense of $0.5 million and a deferred tax expense of $9.7 million.

Net Income:

	Three Months Ended
	September 30, 2008	September 30, 2007
	(dollars in millions)
Net Income	$4.3	$14.1
Amount of Change	$(9.8)
Percentage Change	(69.5)%

The decrease in net income was primarily attributable to the reasons described above under Income From Continuing Operations Before Income Taxes, net of income taxes.

Future Impairments

                We anticipate performing an interim test of the valuation of our broadcasting licenses in the fourth quarter of 2008 so that an annual test planned for the second quarter of 2009 will not exceed a period of one year since the annual test was last performed.  Due to the deterioration of the capital and credit markets and the broader economic downturn, we may determine that it will be necessary to take impairment charges at that time and in future periods.

Liquidity And Capital Resources

Bank Facility

                Our credit agreement (the “Bank Facility”), currently with a syndicate of 19 banks, provides for $1,050 million in senior secured credit that matures on June 30, 2012, which is comprised of $650 million in revolving credit (“Revolver”) and $400 million in a term loan (“Term A”). The Term A reduces beginning September 30, 2009 in quarterly amounts starting at $15 million and increasing to $60 million.  The Revolver provides us with working capital and general corporate purposes, including capital expenditures and any or all of the following: repurchases of Class A common stock, dividends, repurchases of our senior subordinated notes, and acquisitions. The Bank Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of our wholly owned subsidiaries. The Bank Facility requires us to comply with certain financial covenants and leverage ratios which are defined terms within the agreement. Management believes we are in compliance with all financial covenants and leverage ratios and all other terms of the Bank Facility.

Liquidity

                During the nine months ended September 30, 2008, we decreased our net outstanding debt by $93.7 million (includes a $4.8 million discount on the retirement of our senior subordinated debt) due in part to the receipt of cash from: (1) the sale of a station in Austin, Texas for $20.0 million; (2) the refund of income taxes of $14.5 million; and (3) the sale of three radio stations in Rochester, New York for $12.2 million.  As of September 30, 2008, we had outstanding $876.7 million in debt, including: (i) $783.0 million under our Bank Facility; (ii) $92.0 million in senior subordinated notes; and (iii) $1.5 million in a letter of credit.  As of September 30, 2008, we had credit available of $265.5 million under the Bank Facility, subject to compliance with the covenants under the Bank Facility at the time of borrowing and after giving effect to our use of the borrowed funds.  As of September 30, 2008, we had $1.9 million in cash and cash equivalents.  If our revenues continue to decline for a sustained period of time, our ability to maintain compliance with the financial covenants in our credit facility would become increasingly difficult without remedial measures, which may result in, among other things, higher borrowing costs.

NYSE – Continued Listing

                Our common stock is currently listed on the New York Stock Exchange (“NYSE”).  The continued listing requirements of the NYSE include, among other things, a minimum closing price of our common stock and a minimum market capitalization.  Specifically:

                                •              If the average closing price of our common stock over any 30 consecutive trading day period is below $1.00, then, in accordance with NYSE guidelines, we will have an opportunity to submit a plan to address the price deficiency.  Subject to compliance with the NYSE’s other continued listing standards, our common stock would continue to be listed on the NYSE for a cure period of up to six months.

                                •              If our average market capitalization (based on the closing price of our common stock) over any 30 consecutive trading day period is below $25 million, then we will be subject to NYSE delisting.  NYSE rules do not provide for a cure period with respect to this continued listing requirement.

                In recent weeks our stock price has experienced significant volatility. During this period, on multiple days, our stock price closed below $1.00 and our market capitalization was below $25 million. Accordingly, it is possible our common stock may be subject to suspension and delisting procedures. If our common stock is delisted from the NYSE, then we may not be eligible for listing on the NASDAQ and our common stock may trade on the Over-the-Counter Bulletin Board.  Delisting from the NYSE also could make trading our common stock more difficult for our investors.

Operating Activities

Net cash flows provided by operating activities were $87.9 million and $48.9 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in 2008 was mainly attributable to a net decrease in working capital requirements of $36.7 million, primarily due to a $21.3 million reduction in working capital requirements for prepaid and refundable income taxes and a $10.8 million reduction in working capital requirements for accounts receivable.  As described above, during the nine months ended September 30, 2008, we received $14.5 million in refunded income taxes.

Investing Activities

                Net cash flows provided by investing activities were $33.2 million for the nine months ended September 30, 2008, and net cash flows used in investing activities were $5.1 million for the nine months ended September 30, 2007.

                For the nine months ended September 30, 2008, the cash provided by investing activities primarily reflects $20.0 million in cash proceeds from the sale of a station in Austin, Texas and $12.2 million cash proceeds from the sale of three stations in Rochester, New York, offset by cash used in investing activities for the additions to property and equipment of $6.0 million. For the nine months ended September 30, 2007, cash used in investing activities was primarily for additions to property and equipment of $7.8 million.

Financing Activities

                Net cash flows used in financing activities were $130.1 million and $44.4 million for the nine months ended September 30, 2008 and 2007, respectively.

For the nine months ended September 30, 2008, the cash flows used in financing activities primarily reflect the net repayment of debt (including the repurchase of our senior subordinated notes) of $93.7 million, the payment of dividends of $21.6 million and the repurchase of our common stock of $13.3 million. For the nine months ended September 30, 2007, the cash flows used in financing activities primarily reflect the repurchase of common stock of $55.0 million and the payment of dividends of $43.8 million, offset by net borrowings of long-term debt of $58.5 million.

Dividends

Our Board of Directors has suspended further dividends effective beginning with the fourth quarter of 2008.  Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration.

We have used a portion of our capital resources to pay dividends in the aggregate amount of $21.6 million during the nine months ended September 30, 2008.  For each of the second and third quarters of 2008, our Board of Directors approved a dividend in the amount of $0.10 per share, which was less than the previous authorization of $0.38 per share in the first quarter of 2008.

Share Repurchase Programs

On April 23, 2008, our Board of Directors extended a $100 million share repurchase program that was due to expire on May 5, 2008. As of September 30, 2008, we have $27.0 million in capacity available under this extended share repurchase program which expires on June 30, 2009.

Senior Subordinated Note Repurchases

We may from time to time seek to repurchase and retire our outstanding debt through cash purchases, open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material. During the nine months ended September 30, 2008, we repurchased and retired $58.0 million of our senior subordinated notes.

Income Taxes

During the nine months ended September 30, 2008, we paid a nominal amount in income taxes. We anticipate that it will not be necessary to make any additional quarterly estimated federal, and most state, income tax payments for the remainder of 2008 based upon existing prepayments and expected quarterly taxable income for the remainder of 2008.

Capital Expenditures

Capital expenditures for the nine months ended September 30, 2008 were $6.0 million. We anticipate that capital expenditures in 2008 will consist of: (1) an amount of $5.0 million for capital expenditures incurred in the ordinary course of business; and (2) between $3.0 million and $4.0 million primarily for: (a) the consolidation and/or relocation of studio and transmitter/antenna sites in certain markets; and (b) the continued implementation of HD digital radio transmission capabilities.

Contractual Obligations

The following table reflects a summary as of September 30, 2008 of our contractual obligations for the remainder of the year 2008 and thereafter:

	Payments due by period
		Less than	1 to 3	3 to 5	More Than 5
	Total	1 year	years	years	years
	(amounts in thousands)
Contractual Obligations:
Long-term debt obligations (1)	$1,027,533	$10,317	$80,247	$836,745	$100,224
Operating lease obligations	74,345	2,827	23,145	17,740	30,633
Purchase obligations (2)	293,383	18,861	122,769	75,369	76,384
Other long-term liabilities (3)	217,029	619	1,865	1,254	213,291
Total	$1,612,290	$32,624	$228,026	$931,108	$420,532

(1)	(a)	Our Bank Facility had outstanding debt in the amount of $783.0 million as of September 30, 2008. The maturity under our Bank Facility could be accelerated if we do not maintain certain covenants.

	(b)	Under our 7.625% senior subordinated notes, the maturity could be accelerated if we do not maintain certain covenants or could be repaid in cash by us at our option prior to the due date of the notes.

	(c)	The above table includes projected interest expense under the remaining term of our Bank Facility and our 7.625% senior subordinated notes.

(2)	(a)	We have $2.0 million in liabilities primarily related to: (i) our obligation to provide a letter of credit; and (ii) construction obligations.

(b)

In addition to the above, purchase obligations of $291.4 million include contracts primarily for on-air personalities, sports programming rights, ratings services, music licensing fees, equipment maintenance and certain other operating contracts.

(3)                                  Included in the table above, within total other long-term liabilities of $217.0 million, are deferred income tax liabilities of $201.4 million that are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax liabilities may vary according to changes in tax laws, tax rates and our operating results.  As a result, it is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities, including Financial Interpretation No. (“FIN”) 48 liabilities, have been reflected in the above table in the column labeled as “More Than 5 Years.”

Off-Balance Sheet Arrangements

Under our pending transactions to dispose of radio station assets, we determined that FIN 46R was not applicable as of September 30, 2008.

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

ITEM 3.                  Quantitative And Qualitative Disclosures About Market Risk

                We are exposed to market risk from changes in interest rates on our variable rate senior debt.  From time to time, we may seek to limit our exposure to interest rate volatility through the use of derivative rate hedging instruments.  If the borrowing rates under LIBOR were to increase 1% above the current rates as of September 30, 2008, our interest expense on our senior debt would increase by approximately $3.3 million on an annual basis, including any interest benefit or interest expense associated with the use of derivative rate hedging instruments as described below. We do not have interest rate risk related to our senior subordinated notes, which have a fixed interest rate of 7.625%.

During the nine months ended September 30, 2008, we entered into the following derivative rate hedging transactions in the aggregate notional amount of $550.0 million to fix interest on our variable rate debt. These rate hedging transactions are tied to the one-month LIBOR interest rate.

								Effective
								Date That	Notional
Type					Fixed			Notional	Amount
of	Notional	Effective			LIBOR		Expiration	Amount	After
Hedge	Amount	Date		Collar	Rate		Date	Decreases	Decrease
	(in millions)								(in millions)

Swap	$225.0	Jan. 28, 2008		n/a	3.03%		Jan. 28, 2011	Jan. 28, 2010	$150.0

			{	Cap	4.00%	}
Collar	$100.0	Feb. 28, 2008					Feb. 28, 2011	n/a	n/a
				Floor	2.14%

Swap	$125.0	March 28, 2008		n/a	2.91%		Sept. 28, 2011	n/a	n/a

Swap	$100.0	May 28, 2008		n/a	3.62%		May 28, 2012	n/a	n/a

On February 28, 2008, our derivative rate hedging transaction, that effectively fixed LIBOR at 5.8% for a notional amount of $30.0 million, matured.

The fair value (based upon current market rates) of the rate hedging transactions is included as derivative instruments in long-term assets and/or liabilities as the maturity dates on these instruments are greater than one year. The fair value of the hedging transaction is affected by a combination of several factors, including the change in the one-month LIBOR rate and the forward interest rate to maturity. Any increase in the one-month LIBOR rate and/or the forward interest rate to maturity results in a more favorable valuation, while any decrease in the one-month LIBOR rate and/or forward interest rate to maturity results in a less favorable valuation. Our credit exposure under these hedging agreements, or similar agreements we may enter into in the future, is the cost of replacing an agreement in the event of nonperformance by our counter-party. As of September 30, 2008, our derivative instrument was an asset of $4.8 million, which amount included a reduction in value for nonperformance in accordance with the fair value provisions of SFAS No. 157, “Fair Value Measurement,” that was effective for us as of January 1, 2008.

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

                See also additional disclosures regarding liquidity and capital resources made under Liquidity and Capital Resources in Part 1, Item 2 above.

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

ITEM 1A.   Risk Factors

Other than the risk factors listed below, there have been no material changes from the Risk Factors described in our Form 10-K, filed with the SEC on February 22, 2008.

Our Common Stock May Cease To Be Listed On Its Current Stock Exchange.

Our common stock is currently listed on the NYSE under the symbol “ETM”. In the future, we may not be able to meet the continued listing requirements of the NYSE, which require, among other things, a minimum closing price of our common stock and a minimum market capitalization. If we are unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting from our current stock exchange. Management would then seek to have our common stock trade on another exchange or the Over-the-Counter Bulletin Board. A delisting of our common stock from our current stock exchange could negatively impact us by, among other things, reducing the liquidity and market price of our common stock. See Management’s Discussion and Analysis, Liquidity And Capital Resources, for a discussion of the NYSE continued listing requirements.

The Global Financial Crisis May Have An Impact On Our Business And Financial Condition In Ways That We Currently Cannot Predict.

The capital and credit markets have been experiencing volatility and disruption for several months. In recent weeks, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain companies without regard to those companies’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition, results of operations and our ability to access capital. For example, the continued existence of the market and capital crisis could adversely impact overall demand for advertising, which could have a negative effect on our revenues. In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

ITEM 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds

During the three-month period ending September 30, 2008, there were no repurchases of our Class A common stock pursuant to a $100 million share repurchase program adopted by our Board of Directors on May 8, 2006. This share repurchase program was extended on May 3, 2007 and on April 23, 2008 and is due to expire on June 30, 2009.

During the three-month period ending September 30, 2008, there were also elections by employees to withhold shares of stock upon vesting of restricted stock units to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended September 30, 2008:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs
July 1, 2008 - July 31, 2008 (1)	—	$—	—	$26,953,046
August 1, 2008 - August 31, 2008 (1) (2)	156	$6.11	—	$26,953,046
September 1 - September 30, 2008 (1)	—	$—	—	$26,953,046
Total	156		—

(1) On April 23, 2008, our Board of Directors extended to June 30, 2009 a plan to repurchase up to $100 million of our common stock (the “May 2008 Plan”) that was due to expire on May 5, 2008.

(2) In connection with employee tax obligations related to the vesting of restricted stock units during the three months ended September 30, 2008 and in accordance with elections by certain employees, the Company is deemed to have purchased in August 2008, 156 shares at an average price of $6.11 per share to satisfy employees’ tax obligations. These shares are included in the above table.

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

ENTERCOM COMMUNICATIONS CORP.
(Registrant)

Date: November 7, 2008	/S/ David J. Field
Name: David J. Field
Title: President and Chief Executive Officer
(principal executive officer)

Date: November 7, 2008	/S/ Stephen F. Fisher
Name: Stephen F. Fisher
Title: Executive Vice President - Operations and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007. (1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)
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