Form 10-K
period 2008-12-31
ENTERCOM COMMUNICATIONS CORP
filed 2009-02-26
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of February 17, 2009, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $173,063,288 based on the June 30, 2008 closing price of $7.02 on the New York Stock Exchange on such date.

Class A common stock, $.01 par value 28,870,090 Shares Outstanding as of February 17, 2009 (Class A Shares Outstanding includes 1,400,242 unvested and vested but deferred restricted stock units).

Class B common stock, $.01 par value 7,607,532 Shares Outstanding as of February 17, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s Definitive Proxy Statement for its 2009 Annual Meeting of Shareholders, pursuant to Regulation 14A, is incorporated by reference in Part III of this report, which will be filed with the Securities and Exchange Commission no later than April 30, 2009.

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

INFORMATION ABOUT STATION AND MARKET DATA

For this report, we listed our markets in descending order according to radio market revenues as derived from 2007 data published in 2008 by BIA Financial Network, Inc.

PART I

ITEM 1.   BUSINESS

We are one of the largest radio broadcasting companies in the United States, based on revenues. We were organized in 1968 as a Pennsylvania corporation. We operate a nationwide portfolio in excess of 100 radio stations in 23 markets, including San Francisco, Boston, Seattle, Denver, Sacramento, Portland, Indianapolis, Kansas City, Milwaukee, Austin, Norfolk, Buffalo, New Orleans, Memphis, Providence, Greensboro, Greenville/Spartanburg, Rochester, Madison, Wichita, Wilkes-Barre/Scranton, Springfield and Gainesville/Ocala.

Our Strategy

Our strategy focuses on providing compelling content in the communities we serve to enable us to offer our advertisers an effective marketing platform to reach a large targeted local audience.  The principal components of our strategy are to: (i) build strongly-branded radio stations; (ii) develop market leading station clusters; (iii) recruit, develop, motivate and retain superior employees; (iv) leverage station clusters to capture greater share of advertising revenue; (v) acquire and develop under-performing stations; and (vi) develop new sources of business, including integrating station assets on-air, on-line and on-site.

Sources Of Revenue

The primary source of revenues for our radio stations is the sale of advertising time to local, regional and national spot advertisers and national network advertisers.  A growing source of revenues is from station websites and streaming audio which allows for enhanced audience interaction and participation as well as integrated advertising.  A station’s local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. We retain national representative firms to sell national spot commercial airtime on our stations to advertisers outside of our local markets. National spot radio advertising typically accounts for approximately 20% of a radio station’s revenues.

We believe that radio is an efficient and effective means of reaching specifically identified demographic groups.  Our stations are typically classified by their format, such as news, talk, classic rock, adult contemporary, alternative, oldies and jazz, among others.  A station’s format enables it to target specific segments of listeners sharing certain demographics. Advertisers and stations use data published by audience measuring services to estimate how many people within particular geographical markets and demographics listen to specific stations. Our geographically and demographically diverse portfolio of radio stations allows us to deliver targeted messages to specific audiences for advertisers on a local, regional and national basis.

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

The following are some of the factors that are important to a radio station’s competitive position: (i) audience ratings; (ii) program content; (iii) management talent and expertise; (iv) sales talent and expertise; (v) audience characteristics; (vi) signal strength; and (vii) the number and characteristics of other radio stations and other advertising media in the market area.  We work to improve our competitive position through promotional campaigns aimed at the demographic groups targeted by our stations and sales efforts designed to attract advertisers. Radio station operators are subject to the possibility of another station changing programming formats to compete directly for listeners and advertisers.

We believe owning multiple radio stations in a market allows us to provide our listeners with a more diverse programming selection and a more efficient means for our advertisers to reach those listeners. By owning multiple stations in a market, we are also able to operate our stations with more highly skilled local management teams and eliminate duplicative operating and overhead expenses.

Our Radio Stations

We operate in excess of 100 stations throughout the United States.

HD Radio®

The FCC selected In-Band On-Channel™ (“IBOC”) as the exclusive technology for introduction of terrestrial digital operations by AM and FM radio stations. The technology, developed by iBiquity Digital Corporation, is also known as “HD Radio®.”  We have a minority equity interest in iBiquity. We currently utilize HD Radio® digital technology on most of our FM stations.  We are also a founding member of the HD Digital Radio Alliance Association, which was formed to promote and develop HD Radio® and its digital multicast operations.  The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality, additional channels and the ability to offer a greater variety of auxiliary services.  HD Radio® technology permits a station to transmit radio programming in both analog and digital formats.

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

Enforcement Authority.  The FCC has the power to impose penalties for violations of its rules under the Communications Act of 1934 (the “Communications Act”), including the imposition of monetary fines, the issuance of short-term licenses, the imposition of a condition on the renewal of a license, the denial of authority to acquire new stations, and the revocation of operating authority.  The maximum fine for a single violation of the FCC’s rules (other than indecency rules) is currently $37,500.  The maximum fine for a violation of the FCC’s indecency rules is $325,000 for each violation or each day of a continuing violation, with a maximum fine of up to $3.0 million for a continuing violation.

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

The FCC’s new ownership rules were appealed to the U.S. Court of Appeals for the Third Circuit, which resulted in a stay of the new rules with the exception that the court allowed: (a) the use of Arbitron markets to define local radio markets where available; (b) the inclusion of non-commercial radio stations in determining the number of stations in the market; (c) the attribution of joint sales agreements with in-market stations; and (d) the limitations on the transfers of non-compliant ownership clusters.  On December 18, 2007, the FCC adopted an order that modified only the newspaper/broadcast cross-ownership rule to adopt a rebuttable presumption permitting the cross-ownership of one newspaper and one television or radio station in the top twenty television markets under certain circumstances, and establishing a waiver procedure applicable to such combinations in smaller markets.  The FCC declined to make changes to any other broadcast ownership rules, and retained the rules as then in effect.  The FCC’s decision remains subject to administrative and judicial appeal.

The FCC’s newspaper-broadcast cross-ownership rules impose limitations on the circumstances under which the same party may own a broadcast station and a daily newspaper in the same geographic market, as described above.  The FCC radio-television cross-ownership rules limit the number of radio stations that a local owner of television stations may hold.   We own no television stations or daily newspapers, but, to the extent these limitations continue to be enforced, these cross-media rules may limit the prospective buyers in the market of any stations we may wish to sell.  The ownership rules also effectively prevent us from: (i) selling stations in a market to a buyer that has reached its ownership limit in the market; or (ii) buying stations in a market if we have reached the ownership limit in such market.

There is, at present, no national limit on the number of radio stations that a single entity may own. Radio station ownership is regulated by rules applicable to the number of stations that may be owned in an individual local radio market.  Under the local radio ownership rules, the number of radio stations that can be owned by a single entity in a local radio market is as follows:

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

•                  in markets with 15 to 29 commercial and non-commercial radio stations, ownership is limited to six commercial stations, no more than four of which can be in the same service; and

•                  in markets with 14 or fewer commercial and non-commercial radio stations, ownership is limited to the fewer of five commercial stations or not more than 50% of stations in the market, and no more than three of the stations can be in the same service.

The FCC rules define a “local radio market” as all radio stations, both commercial and non-commercial, which are included within an Arbitron market, where available, or which have certain overlapping signal contours under procedures adopted by the FCC for stations located outside of Arbitron markets.

As the number of stations in a market may fluctuate from time to time, the number of stations that can be owned by a single entity in a given market can vary over time.  Once the FCC approves the ownership of a cluster of stations in a market, that owner may continue to hold those stations under the “grandfathering” policies, despite a decrease in the number of stations in the market.  Market clusters, such as our holdings in Greenville, Kansas City and Wilkes-Barre/Scranton, which had been licensed under the former ownership rules but may exceed the ownership limits when applying the Arbitron-based market standard of the present rule, are considered to be “grandfathered.” If, at the time of a proposed future transaction, a cluster does not comply with the multiple ownership limitations based upon the number of stations then present in the market, the entire cluster cannot be transferred intact to a single party unless the purchaser qualifies as an “eligible entity” under specified small business standards and meets certain control tests, or the purchaser promises to file within twelve months following consummation to assign the “excess” stations in the market to an eligible entity or to an irrevocable divestiture trust for ultimate assignment of such stations to an eligible entity. The FCC has also commenced a rule making proceeding to consider certain other changes in its ownership rules to promote further diversification of ownership of broadcast stations by socially and economically disadvantaged businesses.

Attribution Of Ownership.  In the application of the ownership limitations, the FCC considers principally “attributable” ownership interests, which generally include: equity and debt interests which combined exceed 33% of a licensee’s total assets, if the interest holder supplies more than 15% of the licensee’s total weekly programming or has an attributable interest in any same-market media (television, radio, cable or newspaper), with a higher threshold in the case of investments in “eligible entities” acquiring broadcast stations; a 5% or greater direct or indirect voting stock interest, including certain interests held in trust, unless the holder is a qualified passive investor, in which case the threshold is a 20% or greater voting stock interest; any equity interest in a limited liability company or a partnership, including a limited partnership, unless properly “insulated” from management activities; and any position as an officer or director of a licensee or of its direct or indirect parent.  The FCC also considers the provision by the owner of one radio station of more than 15% of hours of weekly programming or the sale of more than 15% of the weekly advertising of another radio station serving substantially the same area under agreements commonly referred to as time brokerage or joint sales agreements, or otherwise, to represent an attributable interest of the party providing the programming or selling the advertising even though the ownership of the station broadcasting the programming or the advertising is distinct from that of the provider.  In instances, as in our case, where there is a “single majority voting shareholder,” other ownership interests in excess of the standards described above are considered to be non-attributable.  This exemption remains in effect, but has been under review by the FCC for a number of years.

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

Renewal Of Licenses.  The FCC licenses for radio stations are renewable authorizations that are ordinarily granted by the FCC for maximum terms of eight years.  A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the periods when a renewal application is pending, petitions to deny and informal objections with respect to the renewal application can be filed by interested parties, including members of the public, on a variety of grounds. The FCC is required to renew a broadcast station license if the FCC finds that the station has served the public interest, convenience and necessity; there have been no serious violations by the licensee of the Communications Act or the FCC’s rules and regulations; and there have been no other violations by the licensee of the Communications Act or the FCC’s rules and regulations that, taken together, constitute a pattern of abuse.  In a pending rule-making proceeding, the FCC has sought comments on the adoption of processing guidelines for renewal applications regarding a station’s locally-oriented programming performance.  The effect of whether and to what extent any such requirements are ultimately adopted and become effective cannot currently be determined.

If a challenge is filed against a renewal application, and, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet certain fundamental requirements and that no mitigating factors justify the imposition of a lesser sanction, the FCC may deny a license renewal application. Historically, FCC licenses have generally been renewed.  A petition to deny the renewal applications of all of our Sacramento radio stations has been filed and is pending, and the renewal application of certain other stations remain pending due to listener complaints.  Subject to the resolution of open FCC inquiries, we have no reason to believe that our licenses will not continue to be renewed in the ordinary course, although there can be no assurance to that effect. The non-renewal of one or more of our licenses could have a material adverse effect on our business.

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

In recent years, the FCC has received an increasing number of complaints alleging that broadcast stations have carried indecent programming at times when children may be in the audience, in violation of federal criminal law and the FCC’s policies, which prohibit programming that is deemed to be indecent or profane under FCC decisions and broadcast during the hours of 6:00 am until 10:00 pm; the period between 10:00 pm through 6:00 am is considered to be a “safe harbor” period and less stringent standards apply to programming carried then. FCC regulations prohibit the broadcast of obscene material at any time. The FCC has greatly intensified its enforcement activities with respect to programming which it considers obscene, indecent or profane, including: (i) adopting rules to implement the increase in the maximum fine which may be assessed for the broadcast of indecent or profane programming to $325,000 for a single violation, up to a maximum of $3,000,000 for a continuing violation; (ii) imposing fines on a per utterance basis instead of the imposition of a single fine for an entire program; and (iii) repeatedly warning broadcasters that future “serious” violations may result in the commencement of license revocation proceedings.   We have a number of outstanding indecency proceedings in which we are continuing to defend the stations’ conduct, and there may be other complaints of this nature which have been submitted to the FCC of which we have not yet been notified.  Certain aspects of the FCC’s indecency rules have been recently vacated by the U.S. Court of Appeals for Second Circuit and remanded for further action by the FCC; the government’s appeal from the court’s decision has recently been argued before the U.S. Supreme Court. In a separate case involving other aspects of the FCC’s indecency rules, the U.S. Court of Appeals for the Third Circuit reversed the finding of indecency. The FCC has appealed that decision to the U.S. Supreme Court and requested that the case be held in abeyance pending the Supreme Court’s decision in the 2nd Circuit case.  For further discussion, please refer to Part I, Item 3, “Legal Proceedings,” and to the risk factors described in Part I, Item 1A, “Risk Factors.”

The Communications Act and an implementing FCC rule require that when it is not evident from the content that any money, goods, services or other valuable consideration has been paid or promised to a station or an employee for the broadcast of certain programming, appropriate sponsorship identification announcement(s) must be given.  Following inquiries initiated by the FCC into sponsorship identification practices at several media companies, including us, we and other media companies entered into consent decrees pursuant to which we have adopted certain policies and procedures regarding our relationships with record labels and artists concerning the broadcast of music on our stations. We admitted no violations of any FCC rules in connection with the investigation, and the FCC found none.  We have also entered into a consent judgment terminating a lawsuit brought by the New York Attorney General, in which we agreed to adopt a number of business reforms and practices in the future and to make a payment to a non-profit organization to support music education and appreciation.  We admitted no liability in this action, and the court found none.  The FCC also has under consideration rule-making proceedings concerning sponsorship identification issues, such as product placement.  We cannot determine if any new regulations will ultimately be adopted, and if adopted, what effect such regulations may have on our operations.

The FCC has rules prohibiting employment discrimination by broadcast stations on the basis of race, religion, color, national origin and gender. These rules require broadcasters generally to: (i) refrain from discrimination in hiring and promotion; (ii) widely disseminate information about all full-time job openings to all segments of the community to ensure that all qualified applicants have sufficient opportunity to apply for the job; (iii) send job vacancy announcements to recruitment organizations and others in the community indicating an interest in all or some vacancies at the station; and (iv) implement a number of specific recruitment outreach efforts, such as job fairs, internship programs, and interaction with educational and community groups from among a menu of approaches itemized by the FCC.  The applicability of these policies to part-time employment opportunities is the subject of a pending further rule-making proceeding.  In addition, the FCC bars discrimination with regard to race or gender in station transactions and has other rules designed to enhance the diversification of station ownership.

The FCC has rules, which concern the manner in which on-air contests conducted by a station are announced and conducted, requiring in general that the material rules and terms of the contest be broadcast periodically and that the contest be conducted substantially as announced.  The FCC is investigating a contest conducted by one of our stations in Sacramento after which one of the participants died (see Item 3, Legal Proceedings, for further discussion).  We are cooperating in this investigation.  Following a thorough investigation, the County prosecutor declined to file criminal charges and concluded that the station did not violate any criminal laws; a civil lawsuit is pending.

The FCC has adopted procedures that in general require the auction of broadcast spectrum in circumstances when two or more parties have applications for new radio facilities or for applications proposing major changes that are mutually exclusive. Such procedures may limit our efforts to build new stations, or to modify or expand the broadcast signals of our existing stations.

Proposed And Recent Changes. Congress, the FCC and other federal agencies may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could: (1) affect, directly or indirectly, the operation, ownership and profitability of our radio stations; (2) result in the loss of audience share and advertising revenues for our radio stations; and (3) affect our ability to acquire additional radio stations or to finance those acquisitions.  We cannot predict what other matters may be proposed or considered by the FCC or Congress, and we are unable to determine what effect, if any, the adoption of any such restrictions or limitations may have on our operations.

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

Employees

As of February 15, 2009, we had a staff of approximately 1600 full-time employees and 700 part-time employees.  With respect to certain of our stations in our Kansas City and San Francisco markets, we are a party to collective bargaining agreements with the American Federation of Television and Radio Artists.  Approximately 16 employees are represented by these collective bargaining agreements.  We believe that our relations with our employees are good.

Corporate Governance

Code Of Business Conduct And Ethics.  We have adopted a Code of Business Conduct and Ethics that applies to each of our employees including our principal executive officer and senior members of our finance department. Our Code of Business Conduct and Ethics can be found on the Governance page of our website located at www.entercom.com.  We will provide a paper copy of the Code of Business Conduct and Ethics upon any shareholder request.

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

New York Stock Exchange CEO Certification.  On May 20, 2008, our Chief Executive Officer submitted to the New York Stock Exchange the “CEO Certification” required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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

Seasonality

Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures. Our revenues are typically lowest in the first calendar quarter.

Internet Address And Internet Access To Periodic And Current Reports

You can find more information about us at our Internet website located at www.entercom.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (the “SEC”).  We will also provide a copy of our annual report on Form 10-K upon any written request by a shareholder.

ITEM 1A.   RISK FACTORS

Many statements contained in this report are forward-looking in nature (see Note Regarding Forward-Looking Statements at the beginning of this Form 10-K). These statements are based on current plans, intentions or expectations, and actual results could differ materially as we cannot guarantee that we will achieve these plans, intentions or expectations.  Among the factors that could cause actual results to differ are the following:

The Global Economic Crisis Has Affected Our Business And We Cannot Predict Its Future Impact.

Our revenues continue to be impacted by economic trends that have caused a general downturn in the advertising sector. The capital and credit markets have been experiencing unprecedented volatility and disruption. The markets have produced downward pressure on stock prices and credit capacity for many companies, including us. If economic trends continue or worsen, there can be no assurance that we will not experience a further adverse effect, which may be material to our business, financial condition, results of operations and our ability to access capital.  In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

The Covenants In Our Senior Secured Credit Facility And Senior Subordinated Notes Restrict Our Operational Flexibility.

Our senior secured credit facility (the “Bank Facility”) and our Senior Subordinated Notes (“Notes”) contain covenants that restrict, among other things, our ability to borrow money, make particular types of investments or other restricted payments, swap or sell assets, or merge or consolidate with another company. We have pledged substantially all of the stock or equity interests of our subsidiaries to secure the debt under our Bank Facility. If the amounts outstanding under the Bank Facility or the Notes were accelerated due to an event of default, the lenders under our Bank Facility could proceed against the equity interests of our subsidiaries. Any event of default, therefore, could have a material adverse effect on our business.

Our Bank Facility and our Notes also require us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by operating performance or other events beyond our control, and we cannot be assured that we will meet those ratios. The current economic crisis has reduced demand for advertising in general, including advertising on our radio stations.  If our revenues were to be significantly less than planned due to difficult market conditions or for other reasons, our ability to maintain compliance with the financial covenants in our credit agreements would become increasingly difficult without remedial measures.  Such remedial measures would include management’s plans to further reduce operating costs and opportunistically repurchase Senior Subordinated Notes at a discount. The Bank Facility requires us to comply with certain financial covenants and leverage ratios which are defined terms within the agreement, including: (1) Total Debt to Operating Cash Flow of 6 times; and (2) Operating Cash Flow to Interest Expense of 2 times. If our remedial measures were not successful in maintaining covenant compliance, then we would negotiate with our lenders for relief, which relief could result in higher interest expense. Failure to comply with our financial covenants or other terms of our credit agreements and failure to negotiate relief from our lenders could result in the acceleration of the maturity of all outstanding debt. Under these circumstances, the acceleration of our debt could have a material adverse effect on our business.

We Have Substantial Indebtedness Which Could Have Important Consequences To You.

We have outstanding indebtedness of $835.2 million (including a $1.5 million letter of credit) as of December 31, 2008 that is substantial in amount and could have an impact on us. For example, these obligations could:

•                  increase our vulnerability in an economic downturn, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions;

•                  impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate or other purposes;

•                  require us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of cash flow for other purposes; and

•                  limit or prohibit our ability to pay dividends and make other distributions.

As of December 31, 2008, $298.5 million was the maximum amount available under our current $1,050 million Bank Facility that matures on June 30, 2012. The amount available for borrowing is determined by our financial covenants, which are impacted by many factors, including but not limited to changes in our operating performance, acquisitions, dispositions and debt retirement.  Assuming the use of the borrowed proceeds has no effect on operating cash flow (as determined under our Bank Facility), as of December 31, 2008, $122.8 million of $298.5 million is available for borrowing.  Any additional borrowings, which are subject to compliance at the time of each loan, would further increase the amount of our indebtedness and the associated risks.

We Have Incurred Losses Over The Past Two Years And We May Incur Future Losses.

We have reported net losses in our consolidated statement of operations over the past two years as a result of recording non-cash write-downs of our broadcasting licenses and goodwill. In 2008, we recorded impairments to our broadcasting licenses and goodwill of $835.7 million (excluding impairments recorded during the first quarter of 2008 to assets held for sale). As of December 31, 2008, our broadcasting licenses and goodwill comprise 81.6% of our total assets. If events occur or circumstances change that would reduce the fair value of the broadcasting licenses and goodwill below the amount reflected on the balance sheet, we may be required to recognize impairment charges, which may be material, in future periods.

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

•                  the level of competition for advertising revenues with other radio stations and other advertising supported media;

•                  technological changes and innovations;

•                  new laws and regulations;

•                  the imposition by law or regulation of new or increased fees on radio broadcasting and related activities; and

•                  changes in governmental regulations and policies and actions of federal regulatory bodies, including the FCC, the Department of Justice and the Federal Trade Commission.

Given the inherent unpredictability of these variables, we cannot with any degree of certainty predict what effect, if any, these variables will have on our future operations. Generally, advertising tends to decline during economic recession or downturn. Consequently, our advertising revenue is likely to be adversely affected by a recession or downturn in the United States economy, the economy of an individual geographic market in which we own or operate radio stations, or other events or circumstances that adversely affect advertising activity. The continuing market and capital crisis is adversely impacting overall demand for advertising, which is negatively impacting our revenues.

Our Radio Stations May Be Adversely Affected By Competition For Advertising Revenues.

Our radio broadcasting stations are in a highly competitive business. Our radio stations compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media, such as newspapers and magazines, Internet, broadcast and cable television, outdoor advertising and direct mail. Audience ratings and market shares are subject to change, and any change in a particular market could have a material adverse effect on the revenue of our stations located in that market. While we already compete in some of our markets with other stations with similar programming formats, if another existing or new radio station in a market were to convert its programming format to a format similar to one of our stations or if an existing competitor were to strengthen its operations, our stations could suffer a reduction in ratings and/or advertising revenue and could incur increased promotional and other expenses. We cannot be assured that any of our stations will be able to maintain or increase their current audience ratings and advertising revenues.

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

The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies and services. These technologies and services, some of which are commercial free, include the following:

•                  personal digital audio devices (e.g., iPods®, mp3® players, audio via WiFi, mobile phones,, WiMAX and the Internet);

•                  satellite delivered digital audio radio services;

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

We Are Dependent On Federally Issued Licenses To Operate Our Radio Stations And Are Subject To Extensive Federal Regulation.

The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act (see, for example, the discussion of FCC regulations contained in Part I, Item 1, “Business,” of this Form 10-K). We are required to obtain licenses from the FCC to operate our radio stations. Licenses are normally granted for a term of eight years and are renewable. Although the vast majority of FCC radio station licenses are routinely renewed, we cannot be assured that the FCC will approve our future renewal applications or that the renewals will not include conditions or qualifications. A number of our applications to renew our station licenses have been objected to by third parties and remain pending before the FCC. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on us.

We must comply with extensive FCC regulations and policies in the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions and in certain circumstances could require us to divest some radio stations. The FCC’s rules governing our radio station operations impose costs on our operations, and changes in those rules could have an adverse effect on our business. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on us. Moreover, these FCC regulations and others may change over time, and we cannot be assured that changes would not have a material adverse effect on us. The FCC has a pending investigation into a contest at one of our stations where a contestant died after participating in the contest. We are currently the subject of several other investigations by the FCC.

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

As a holding company, our only source of cash to pay our obligations, including corporate overhead and other accounts payable, are distributions from our subsidiaries. We currently expect that the net earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their debt obligations, before distributions are made to us. Even if our subsidiaries elect to make distributions to us, we cannot be assured that applicable state law and contractual restrictions, including the dividend covenants contained in our Bank Facility and Senior Subordinated Notes, would permit such dividends or distributions.

Our Common Stock May Cease To Be Listed On Its Current Stock Exchange.

Our common stock is currently listed on the NYSE under the symbol “ETM”. In the future, we may not be able to meet the continued listing requirements of the NYSE, which require, among other things, (i) minimum closing price of our common stock; (ii) a minimum market capitalization; and (iii) a minimum stockholders’ equity and market capitalization.  If we are unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting.  Management would then seek to have our common stock trade on another exchange or the Over-the-Counter Bulletin Board.  A delisting of our common stock from the NYSE could negatively impact us by, among other things, reducing the liquidity and market price of our common stock.  (See Management’s Discussion and Analysis for a discussion of the NYSE continued listing requirements.)

Our Chairman Of The Board And Our President And Chief Executive Officer Effectively Control Our Company, And Members Of Their Immediate Family Also Own A Substantial Equity Interest In Us. Their Interests May Conflict With Your Interest.

As of February 17, 2009, Joseph M. Field, our Chairman of the Board, beneficially owned 1,906,943 shares of our Class A common stock and 6,558,282 shares of our Class B common stock, representing approximately 64.9% of the total voting power of all of our outstanding common stock.  As of February 17, 2009, David J. Field, our President and Chief Executive Officer, one of our directors and the son of Joseph M. Field, beneficially owned 2,534,464 shares of our Class A common stock and 749,250 shares of our outstanding Class B common stock, representing approximately 10.1% of the total voting power of all of our outstanding common stock. Collectively, Joseph M. Field and David J. Field and other members of the Field family beneficially own all of our outstanding Class B common stock. Other members of the Field family and Trusts for their benefit also own shares of Class A common stock.

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

We Depend On Selected Market Clusters Of Radio Stations.

For the year ended December 31, 2008, we generated in excess of 50% of our net revenues in 6 of our 23 markets (Boston, San Francisco, Portland, Seattle, Sacramento and Kansas City). Accordingly, we may have greater exposure to adverse events or conditions that affect the economy in any of these markets, which could have a material adverse effect on our financial position and results of operations.

Our Stock Price And Trading Volume Could Be Volatile.

Our Class A common stock has been publicly traded since January 29, 1999. The market price of our Class A common stock and our trading volume has been subject to fluctuations since the date of our initial public offering. The stock market has from time to time experienced price and volume fluctuations that have affected the market prices of public equities. As a result, the market price of our Class A common stock could change, regardless of our operating performance.

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

Our Failure To Comply Under The Sarbanes-Oxley Act of 2002 Could Cause A Loss Of Confidence In The Reliability Of Our Financial Statements.

We have undergone a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. This effort included documenting and testing our internal controls. As of December 31, 2008, we believe our internal control over financial reporting is effective as defined by the Public Company Accounting Oversight Board. A reported material weakness or the failure to meet the reporting deadline requirements of Section 404 could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. This loss of confidence could cause a decline in the market price of our stock.

ITEM 1B.                    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                 PROPERTIES

The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We typically lease our studio and office space, although we do own some of our facilities. Most of our studio and office space leases contain lease terms with expiration dates of five to fifteen years. A station’s studios are generally housed with its offices in downtown or business districts. We own many of our main transmitter/antenna sites and have entered into leases for the remaining sites with lease terms that generally range from five to twenty years. The transmitter/antenna site for each station is generally located so as to provide maximum market coverage. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required. We have approximately $11.9 million in aggregate annual minimum rental commitments under real estate leases.  Many of these leases contain clauses such as defined contractual increases or cost of living adjustments.

Our principal executive offices are located at 401 City Avenue, Suite 809, Bala Cynwyd, Pennsylvania 19004, in 10,678 square feet of leased office space. The lease on these premises expires October 31, 2011.

We own substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment. The towers, antennae and other transmission equipment used by our stations are generally in good condition.  We generally consider our facilities to be suitable and of adequate size for our current and intended purposes.

ITEM 3.                 LEGAL PROCEEDINGS

We currently and from time to time are involved in litigation incidental to the conduct of our business.  Except as disclosed herein, we are not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on us.

On January 25, 2007, a wrongful death suit was filed against us in the California Superior Court in Sacramento relating to an on-air contest. The lawsuit seeks compensatory and unspecified punitive damages, which claims may not be fully covered by our insurance policy. The FCC has also initiated an investigation into this contest. At this time, we are unable to predict the outcome of these proceedings.

The Company could face increased costs in the form of fines and a greater risk that we could lose any one or more of our broadcasting licenses if the FCC concludes that programming broadcast by our stations was obscene, indecent or profane and such conduct warrants license revocation.  As of July 2007, the FCC’s authority to impose a fine for the broadcast of such material was increased to $325,000 for a single incident, with a maximum fine of up to $3.0 million for a continuing violation. In the past, the FCC has issued Notices of Apparent Liability and a Forfeiture Order with respect to several of our stations proposing fines for certain programming which the FCC deemed to have been indecent. These cases are the subject of pending administrative appeals. The FCC has also commenced several other investigations based on allegations received from the public that some of our stations broadcast indecent programming.  We have cooperated in these investigations which remain pending. We estimate that the imposition of the proposed fines would not materially impact our financial position, results of operations or cash flows. For a further discussion, please refer to the risk factors described in Part I, Item 1A, “Risk Factors.”

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter 2008.

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

	Price Range
	High	Low
Calendar Year 2008
First Quarter	$13.75	$9.46
Second Quarter	$11.50	$6.96
Third Quarter	$8.10	$4.89
Fourth Quarter	$5.42	$0.52
Calendar Year 2007
First Quarter	$31.23	$27.02
Second Quarter	$29.49	$23.68
Third Quarter	$25.71	$18.60
Fourth Quarter	$21.91	$13.55

There is no established trading market for our Class B common stock, $.01 par value.

Holders

As of February 17, 2009, there were approximately 170 shareholders of record of our Class A common stock.  This number does not include the number of shareholders whose shares are held of record by a broker or clearing agency but does include each such brokerage house or clearing agency as one record holder.  Based upon available information, we believe we have approximately 5,314 beneficial owners of our Class A common stock.  There are 4 shareholders of record of our Class B common stock, $.01 par value, and no shareholders of record of our Class C common stock, $.01 par value.

Dividends

Our Board of Directors approved dividends on a quarterly basis effective with the first quarter of 2006 through the third quarter of 2008.  Our Board of Directors did not declare a dividend for the fourth quarter of 2008.  Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration.

Share Repurchases

During 2008, we repurchased 2.1 million shares in the amount of $13.9 million at an average price of $6.72 per share. Subsequent to December 31, 2008 and as of February 15, 2009, 0.7 million shares in the amount of $0.9 million at an average price of $1.34 per share were repurchased.

Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or from time to time without prior notice.  As of February 15, 2009, $25.4 million remained authorized as available for repurchase.

The following table provides information on our repurchases during the quarter ended December 31, 2008:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs
October 1, 2008 - October 31, 2008 (1)(2)	122	$2.34	—	$26,953,046
November 1, 2008 - November 30, 2008 (1)	535,923	$0.79	535,923	$26,531,268
December 1, 2008 - December 31, 2008 (1)(2)	249,349	$1.10	235,495	$26,269,563
Total	785,394		771,418

(1)          On April 23, 2008, our Board of Directors extended to June 30, 2009 a plan to repurchase up to $100.0 million of our common stock that was due to expire on May 5, 2008.

(2)          In connection with employee tax obligations related to the vesting of restricted stock units during the three months ended December 31, 2008 and in accordance with elections by certain employees, we are deemed to have purchased the shares withheld to satisfy employees’ tax obligations of 122 shares at an average price of $2.34 per share in October 2008 and 13,854 shares at an average price of $0.97 per share in December 2008.  These shares are included in the table above.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2008, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Equity Compensation Plan Information as of December 31, 2008
	(a)	(b)	(c)
	Number of Shares	Weighted-Average	Number of Securities
	to be Issued Upon	Exercise	Remaining Available
	Exercise of	Price of	for Future Issuance
	Outstanding	Outstanding	Under Equity
	Options,	Options,	Compensation Plans
	Warrants	Warrants	(Excluding
Plan Category	and Rights	and Rights	Column (a)

Equity Compensation Plans Approved by Shareholders:
Employee Stock Purchase Plan			1,609,755
Entercom Equity Compensation Plan (1)	2,493,930	$28.33	960,071

Equity Compensation Plans Not Approved by Shareholders
None			—

Total	2,493,930		2,569,826

(1)          Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue up to 10.0 million shares of Class A common stock, which amount is increased by 1.5 million shares on January 1 of each year, or a lesser number as may be determined by the Company’s Board of Directors.  As a result of a March 23, 2006 amendment to the Plan in connection with our 2006 Option Exchange Program as described in Note 14 in the accompanying consolidated financial statements, the number of shares that can be issued under the Plan was effectively reduced by 3.6 million. In addition, on November 13, 2007 and on November 16, 2006, the Company’s Board of Directors determined that no additional shares would be added to the Plan on January 1, 2008 and on January 1, 2007, respectively. As of December 31, 2008, 1.0 million shares were available for future grant. On January 1, 2009, the shares available for grant automatically increased by 1.5 million shares to 2.5 million shares.

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

The following line graph compares the cumulative 5-year total return provided to shareholders on our Class A common stock relative to the cumulative total returns of: (i) the S & P 500 index; and (ii) a peer group index consisting of Cox Radio Inc., Emmis Communications Corp., Citadel Broadcasting Corp. and Cumulus Media Inc.  In prior years, we utilized the S&P Broadcasting & Cable TV index instead of a peer group.  In 2008, however, this index was no longer published.  An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each of the indexes on December 31, 2003 and its relative performance is tracked through December 31, 2008.

*$100 invested on 12/31/03 in stock & index-including reinvestment of dividends. Fiscal year ending December 31.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Entercom Communications Corp.	$100.00	$67.77	$56.02	$56.32	$29.35	$2.82
S&P 500	$100.00	$110.88	$116.33	$134.70	$142.10	$89.53
Peer Group	$100.00	$70.17	$61.89	$50.94	$25.58	$6.57

ITEM 6.   SELECTED FINANCIAL DATA

                The selected financial data below as of and for the years ended December 31, 2004 through 2008 were derived from our audited consolidated financial statements. The selected financial data for the years ended December 31, 2008, 2007 and 2006 and balance sheets as of December 31, 2008 and 2007 are qualified by reference to, and should be read in conjunction with, the corresponding audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report. The selected financial data for the years ended December 31, 2005 and 2004 and the balance sheets as of December 31, 2006, 2005 and 2004 are derived from financial statements not included herein. Our financial results are not comparable from year to year due to our acquisitions and dispositions of radio stations. In the table that follows, we have acquired several radio stations in each of the years presented (other than in 2006 when we acquired one radio station).  Also, in years 2008 and 2007, we incurred an impairment loss of $835.7 million and $84.0 million, respectively, in connection with our review of goodwill and broadcasting licenses under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142 (please refer to Note 3 in the accompanying notes to the financial statements for further discussion of the contributing factors to the impairment loss). The prior year amounts have been reclassified for discontinued operations as discussed in Note 16 to the accompanying consolidated financial statements.

SELECTED FINANCIAL DATA

(amounts in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006	2005	2004

Operating Data:
Net revenues	$438,822	$468,351	$439,629	$431,799	$422,826
Operating (income) expenses:
Station operating expenses, including non-cash compensation expense	276,187	283,541	259,630	247,647	244,174
Depreciation and amortization	20,442	16,631	15,812	16,660	15,861
Corporate G & A expenses, including non-cash compensation expense	26,917	28,888	33,794	18,868	15,711
Impairment loss	835,716	84,037	—	—	—
Net time brokerage agreement fees (income)	(233)	14,001	2,766	(13)	781
Net (gain) loss on sale of assets	(9,899)	(647)	1,280	(5,873)	1,221
Expenses related to a natural disaster	—	—	—	1,697	—
Total operating expenses	1,149,130	426,451	313,282	278,986	277,748
Operating income (loss)	(710,308)	41,900	126,347	152,813	145,078
Other (income) expense:
Interest expense, including amortization of deferred financing costs	45,040	51,183	44,173	29,925	21,560
Interest income and dividend income from investments	(323)	(740)	(823)	(396)	(235)
Other Income	(3,339)	(895)	—	—	—
Gain (loss) on early extinguishment of debt	(6,949)	458	—	—	1,387
Net (gain) loss on investments	469	(245)	—	(2,819)	176
Net gain on derivative instruments	(34)	(162)	(446)	(1,327)	(1,215)
Total other expense	34,864	49,599	42,904	25,383	21,673
Income (loss) from continuing operations before income taxes (benefit)	(745,172)	(7,699)	83,443	127,430	123,405
Income taxes (benefit)	(232,600)	695	35,596	49,164	47,843
Income (loss) from continuing operations	(512,572)	(8,394)	47,847	78,266	75,562
Income (loss) from discontinued operations, net of taxes (benefit)	(4,079)	37	134	95	72
Net income (loss)	$(516,651)	$(8,357)	$47,981	$78,361	$75,634

SELECTED FINANCIAL DATA

(amounts in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006	2005	2004

Net Income (Loss) Per Common Share - Basic:
Income (loss) from continuing operations	$(13.94)	$0.22	$1.20	$1.70	$1.51
Income (loss) from discontinued operations, net of taxes (benefit)	(0.11)	—	—	—	—
Net income (loss) per common share - basic	$(14.05)	$0.22	$1.20	$1.70	$1.51

Net Income (Loss) Per Common Share - Diluted:
Income (loss) from continuing operations	$(13.94)	$(0.22)	$1.19	$1.70	$1.50
Income (loss) from discontinued operations, net of taxes (benefit)	$(0.11)	—	—	—	—
Net income (loss) per common share - diluted	$(14.05)	$(0.22)	$1.19	$1.70	$1.50

Weighted average shares - basic	36,782	38,230	39,973	46,045	50,215
Weighted average shares - diluted	36,782	38,230	40,205	46,221	50,534

Cash Flows Data:
Cash flows related to:
Operating activities	$130,617	$93,492	$101,583	$136,552	$131,482
Investing activities	31,944	(273,876)	(45,146)	(38,618)	(107,911)
Financing activities	(169,222)	180,534	(61,713)	(93,709)	(27,619)

Other Data:
Dividends declared and paid per Class A and Class B common share	$0.58	$1.52	$1.52	$—	$—

	December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and cash equivalents	$4,284	$10,945	$10,795	$16,071	$11,844
Intangibles and other assets	825,404	1,452,598	1,524,018	1,491,812	1,455,205
Investment in deconsolidated subsidiaries and assets held for sale	—	250,936	—	—	—
Total assets	996,734	1,919,352	1,733,258	1,697,758	1,667,961
Senior debt, including current portion	750,197	823,718	526,239	427,259	333,276
Senior subordinated notes	83,500	150,000	150,000	150,000	150,000
Deferred tax liabilities and other long-term liabilities	30,489	249,499	237,621	199,846	162,846
Total shareholders’ equity	100,257	660,767	777,092	885,715	996,073

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS  OF

                   OPERATIONS

Overview

                We are one of the largest radio broadcasting companies in the United States, based on revenues. We operate a nationwide portfolio in excess of 100 radio stations in 23 markets (based upon completion of pending acquisitions and dispositions), including San Francisco, Boston, Seattle, Denver, Sacramento, Portland, Indianapolis, Kansas City, Milwaukee, Austin, Norfolk, Buffalo, New Orleans, Memphis, Providence, Greensboro, Greenville/Spartanburg, Rochester, Madison, Wichita, Wilkes-Barre/Scranton, Springfield and Gainesville/Ocala.

A radio broadcasting company derives its revenues primarily from the sale of broadcasting time to local and national advertisers. The revenues are determined by the advertising rates charged and the number of advertisements broadcast. Advertising rates are primarily based on four factors:

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

     In 2008, we generated 77% of our net revenues from local advertising, which is sold primarily by each individual local radio station’s sales staff, and 20% from national advertising, which is sold by independent advertising sales representatives. Local and national revenues include advertising on our websites and the sale of advertising during audio streaming of our radio stations over the internet. We generated the balance of our 2008 revenues principally from network compensation, promotional activities and rental income from tower sites. Our most significant station operating expenses are employee compensation, and programming and promotional expenses.

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

                You should read the following discussion and analysis of our financial condition and results in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the year ended December 31, 2008 as compared to the year ended December 31, 2007 and a discussion of the year ended December 31, 2007 as compared to the year ended December 31, 2006.  Our results of operations for the relevant periods represent the operations of the radio stations: (1) owned and operated by us; or (2) operated by us pursuant to time brokerage agreements (“TBA”); and exclude those owned by us but operated by others pursuant to TBAs.

                Under the heading “Same Station Considerations,” we evaluate net revenues, station operating expenses and operating income by comparing the performance of stations owned or operated by us throughout a relevant year to the performance of those same stations in the prior year whether or not owned or operated by us. We use these comparisons to assess the effect of acquisitions and dispositions of stations on our operations throughout the periods measured.

Results Of Operations

Year ended December 31, 2008 compared to the year ended December 31, 2007

The following significant factors affected our results of operations for the year ended December 31, 2008 as compared to the prior year:

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

Dispositions

•                  On July 14, 2008, we sold three of our eight Rochester, New York, radio stations for net cash proceeds of $12.2 million, which the buyer began operating on May 1, 2008 under a TBA with us. The results for these stations were reflected in discontinued operations.

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

Financing

•                  Our interest expense decreased due to: (i) a decrease in interest rates; and (ii) the redemption of a portion of our Senior Subordinated Notes (the “Notes”) that had a higher interest rate than the rate under our senior debt. This decrease was offset by: (1) increased borrowings used to finance: (a) acquisitions during the fourth quarter of 2007 in the amount of $268.3 million; (b) the payment of cash dividends to our shareholders of $21.6 million in 2008 and $58.0 million in 2007; and (c) stock repurchases during 2008 of $13.9 million and during 2007 of $55.0 million; and (2) interest expense of $0.9 million related to the resolution of certain litigation.

•                  During the year ended December 31, 2008, we repurchased $66.5 million of Senior Subordinated Notes and recognized a net gain on extinguishment of debt of $6.9 million.

•                  On June 18, 2007, we entered into a new credit facility that resulted in the recognition of a $0.5 million loss on the early extinguishment of debt related to the write-off of deferred financing costs during the second quarter of 2007.

Other

•                  During the years ended 2008 and 2007, we recorded an impairment loss of $835.7 million and $84.0 million, respectively, in connection with our review of goodwill and broadcasting licenses under the provisions of SFAS No. 142. Please refer to Note 3 in the accompanying notes to the financial statements for further discussion of the contributing factors to the impairment loss.

•                  In 2008, our income tax benefit on loss from continuing operations was negatively impacted by an increase to our valuation allowance of $59.4 million to fully reserve our net deferred tax assets. The increase was primarily due to the cumulative losses incurred by us since 2006, which caused uncertainty as to the realization of the deferred tax assets in future years.

•                  During 2008, we recovered $3.6 million from our insurance company for damages resulting from Hurricane Katrina.

•                  During the first quarter of 2008, we reviewed our carrying amount for the Rochester assets then held for sale and determined that an impairment loss of $6.7 million was necessary as a result of the status of our then ongoing divestiture process.

•                  During the first quarter of 2007, we recorded a discrete income tax expense adjustment of $2.9 million as we commenced operations in 2007 in states which on average have higher income tax rates than in states in which we had previously operated.

Net Revenues:

	December 31, 2008	December 31, 2007
	(dollars in millions)
Net Revenues	$438.8	$468.4
Amount of Change	$(29.6)
Percentage Change	(6.3)%

                Our decrease in net revenues was primarily due to: (1) weak demand for advertising in general that contributed to an overall decline in total market revenues in most of the markets where we operate stations; and (2) the commencement of operations by other parties under TBAs on: (a) February 26, 2007 for three of our seven Seattle radio stations; (b) February 26, 2007 for four radio stations in the Cincinnati market; and (c) February 26, 2007 for one radio station in the Austin market. Our decrease in net revenues was offset by: (i) the acquisition on November 30, 2007 of four radio stations in the Rochester market of which two radio stations were reflected in continuing operations; (ii) the commencement by us of operations under a TBA on February 26, 2007 of three radio stations in the San Francisco market; and (iii) increases in net revenues for our radio stations in markets such as Buffalo, Madison and Milwaukee.

Same Station Considerations:

•                  Net revenues in 2008 were not impacted by any acquisitions or dispositions of radio stations as of the beginning of the period.

•                  Net revenues in 2007 would have been higher by $3.3 million if we had adjusted net revenues to give effect to acquisitions or dispositions of radio stations as of the beginning of the period.

Station Operating Expenses:

	December 31, 2008	December 31, 2007
	(dollars in millions)
Station Operating Expenses	$276.2	$283.5
Amount of Change	$(7.3)
Percentage Change	(2.6)%

The decrease in station operating expenses was primarily due to the factors leading to the decrease in net revenues as described above as certain variable expenses decrease with a corresponding decrease in net revenues, offset by the effects of inflation.

In the fourth quarter of 2008, we initiated several cost reduction initiatives, including certain station operating expense and personnel reductions and the cessation of our Company’s voluntary employee benefits matching programs. While the impact of these initiatives were not material in this quarter, future periods will benefit from these actions and any further cost reduction actions.

Same Station Considerations:

•      Station operating expenses in 2008 were not impacted by any acquisitions or dispositions of radio stations as of the beginning of the period.

•                  Station operating expenses in 2007 would have been higher by $1.9 million if we had adjusted station operating expenses to give effect to acquisitions or dispositions of radio stations as of the beginning of the period.

Depreciation And Amortization Expenses:

	December 31, 2008	December 31, 2007
	(dollars in millions)
Depreciation and Amortization Expenses	$20.4	$16.6
Amount of Change	$3.8
Percentage Change	22.9%

                Depreciation and amortization expense increased due to the acquisitions of radio station assets in the first quarter of 2008 and in the fourth quarter of 2007 (other than those assets in Rochester, New York, that were acquired and held for sale or those assets in Cincinnati, Ohio, which were acquired and reflected as an investment in deconsolidated subsidiaries), which included certain amortizable assets with lives of a short duration.

Corporate General And Administrative Expenses:

	December 31, 2008	December 31, 2007
	(dollars in millions)
Corporate General and Administrative Expenses	$26.9	$28.9
Amount of Change	$(2.0)
Percentage Change	(6.9)%

                Corporate general and administrative expenses decreased primarily due to: (1) a decrease in legal expenses of $1.4 million primarily associated with certain legal proceedings in the year ended December 31, 2007 which did not reoccur in 2008; and (2) a deferred compensation expense reduction of $1.0 million as a result of a decrease in the value of the unfunded obligation.  The decrease in corporate general and administrative expense was offset by an increase in non-cash compensation expense of $1.5 million due to: (a) the cumulative effect of equity awards issued over multiple years, including 2008, with the awards vesting over periods of up to four years; and (b) the acceleration of vesting of equity awards for a key officer.

Operating Income (Loss):

	December 31, 2008	December 31, 2007
	(dollars in millions)
Operating Income (Loss)	$(710.3)	$41.9
Amount of Change	$(752.2)
Percentage Change	NM

                The decrease in operating income to an operating loss was primarily due to an increase in an impairment loss of $751.7 million in connection with our review of broadcasting licenses and goodwill during the fourth quarter of 2008 and our review of goodwill during the second quarter of 2008 (see Note 3 in the accompanying notes to the financial statements), which loss was primarily due to: (1) an increase in the discount rate used; (2) a decrease in station transaction multiples; and (3) a decrease in advertising revenue growth projections for the broadcasting industry. This decrease in operating income was offset by: (i) a decrease in time brokerage agreement fees of $14.2 million, primarily due to the cessation of a TBA with CBS on November 30, 2007; and (ii) an increase in net gain on sale or disposal of assets of $9.3 million primarily related to our sale of three radio stations in Seattle, Washington, in connection with our Bonneville exchange agreement that was completed during the first quarter of 2008.

                Same Station Considerations:

•                  Operating loss in 2008 was not impacted by any acquisitions or dispositions of radio stations as of the beginning of the period.

•                  Operating income in 2007 would have been higher by $1.4 million if we had adjusted operating income to give effect to acquisitions or dispositions of radio stations as of the beginning of the period.

Interest Expense:

	December 31, 2008	December 31, 2007
	(dollars in millions)
Interest Expense	$45.0	$51.2
Amount of Change	$(6.2)
Percentage Change	(12.1)%

                The decrease in interest expense was primarily due to: (i) a decline in interest rates during the year ended December 31, 2008 as compared to the year ended December 31, 2007; and (ii) the repurchase during 2008 of $66.5 million of our Senior Subordinated Notes which have a higher interest rate than the replacement debt. This decrease was offset by: (1) higher average outstanding debt under our senior credit agreement used to finance: (a) the acquisition of radio station assets in several markets in the amount of $268.3 million during the fourth quarter of 2007; (b) dividend payments of $21.6 million in 2008 and

$58.0 million in 2007; and (c) the repurchase of our common stock in the amount of $13.9 million during 2008; and (2) higher interest expense of $0.9 million related to the resolution of certain litigation.

Loss From Continuing Operations Before Income Tax Provision (Benefit):

	December 31, 2008	December 31, 2007
	(dollars in millions)
Loss From Continuing Operations Before Income Tax Provision (Benefit)	$(745.2)	$(7.7)
Amount of Change	$(737.5)
Percentage Change	NM

                The net change was primarily attributable to an increase in impairment loss of $751.7 million due to the reasons as described above under Operating Income (Loss). The increase in loss from continuing operations before income tax provision (benefit) was offset by: (1) a $6.9 million gain on the retirement of our senior subordinated debt; (2) a decrease in our interest expense of $6.1 million for the reasons described above under Interest Expense; and (3) a $2.4 million increase in other income related to an insurance recovery.

Income Tax Provision (Benefit):

	December 31, 2008	December 31, 2007
	(dollars in millions)
Income Tax Provision (Benefit)	$(232.6)	$0.7
Amount of Change	$(233.3)
Percentage Change	NM

The net change in income tax provision (benefit) was primarily the result of the net change as described above under Loss From Continuing Operations Before Income Tax Provision (Benefit).  In addition, we recorded discrete items of tax of: (1) $59.4 million for the year ended December 31, 2008 primarily due to an increase to our valuation allowance to fully reserve our net deferred tax assets; and (2) $2.9 million for the year ended December 31, 2007 resulting from the commencement of operations in 2007 in states which on average have higher income tax rates than in states in which we previously operated and the resulting effect on previously reported temporary differences between the tax and financial reporting bases of our assets and liabilities.

For the years ended December 31, 2008 and 2007, our income tax rate was 31.2% and 9.0%, respectively. Included in the tax rate for the years ended December 31, 2008 and 2007 were discrete items of tax (as described above) in the amount of $59.4 million and $2.9 million, respectively.

For the year ended December 31, 2008, the income tax benefit was $232.6 million, which resulted from a reduction in deferred tax liabilities primarily due to the recording of an impairment loss of $835.7 million.  For the year ended December 31, 2007, the income tax expense of $0.7 million was comprised of a current tax credit of $8.9 million and a deferred tax expense of $9.6 million.

                We estimate that our annual tax rate for 2009, which may fluctuate from quarter to quarter, will be in the low 40% range (before any necessary adjustment to the valuation allowance). We estimate that our rate in 2009 will be affected primarily by: (1) changes in the level of income in any of our taxing jurisdictions; (2) adding facilities in states that on average have different income tax rates than states in which we currently operate and the resulting effect on previously reported temporary differences between the tax and financial reporting bases of our assets and liabilities; (3) the effect of recording changes in our Financial Interpretation No. (“FIN”) 48 liabilities; and (4) the limitations on the deduction of cash and certain non-cash compensation expense for certain key employees.  Our effective tax rate may also be materially impacted by: (i) regulatory changes in certain states in which we operate; (ii) changes in the expected outcome of tax audits; (iii) changes in the estimate of expenses that are not deductible for tax purposes; and (iv) changes in the deferred tax valuation allowance.

                Our net non-current deferred tax liabilities were eliminated as of December 31, 2008 primarily due to the deferred tax benefit associated with the $835.7 million impairment loss to our indefinite-lived intangible assets. Our net non-current deferred tax liabilities as of December 31, 2007 were $235.6 million. The deferred tax liabilities primarily relate to differences between book and tax bases of certain of our indefinite-lived intangibles (broadcasting licenses and goodwill). Under the provisions of SFAS No. 142, we do not amortize our indefinite-lived intangibles for financial statement purposes, but instead test them annually for impairment. The amortization of our indefinite-lived assets for tax purposes but not for book creates deferred tax liabilities.  A reversal of deferred tax liabilities may occur when: (1) indefinite-lived intangibles become impaired; or (2) indefinite-lived intangibles are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire company in a taxable transaction.

Loss From Continuing Operations:

	December 31, 2008	December 31, 2007
	(dollars in millions)
Loss from Continuing Operations	$(512.6)	$(8.4)
Amount of Change	$(504.2)
Percentage Change	NM

                The increase in loss from continuing operations is primarily due to the reasons described above under Loss From Continuing Operations Before Income Tax Provision (Benefit), net of income taxes (benefit).

Income (Loss) From Discontinued Operations, Net Of Income Tax Provision (Benefit):

	December 31, 2008	December 31, 2007
	(dollars in millions)
Income (Loss) from Discontinued Operations, Net Of Income Tax Provision (Benefit)	$(4.1)	$-0-
Amount of Change	$(4.1)
Percentage Change	NM

The net change was primarily due to a non-cash impairment loss of $4.6 million (net of an income tax benefit of $2.1 million) in the first quarter of 2008 for the Rochester assets which were then held for sale and were subsequently disposed of during the third quarter of 2008.

Net Loss:

	December 31, 2008	December 31, 2007
	(dollars in millions)
Net Loss	$(516.7)	$(8.4)
Amount of Change	$(508.3)
Percentage Change	NM

The net change was primarily attributable to the reasons described above under Loss From Continuing Operations Before Income Tax Provision (Benefit) and the income benefit as described above under Income Tax Provision (Benefit).

Year ended December 31, 2007 compared to the year ended December 31, 2006

The following significant factors affected our results of operations for the year ended December 31, 2007 as compared to the prior year:

Acquisitions

•                  On December 10, 2007 we acquired WVEI-FM (formerly WBEC-FM), a station in Springfield, Massachusetts, for $5.8 million in cash. We began operating this station on February 10, 2006 under a TBA, by simulcasting the format of WEEI-AM (a radio station owned and operated by us in the Boston, Massachusetts, market). The impact to 2007 was an increase in our net revenues, station operating expenses, depreciation and amortization expense and interest expense.

•                  On December 5, 2007, we completed an exchange transaction with Cumulus pursuant to which we acquired a Cincinnati, Ohio, radio station, WSWD-FM, in exchange for another Cincinnati, Ohio, radio station, WGRR-FM (which we acquired from CBS as described below). On November 1, 2006, each party began operating the other party’s respective radio station under a TBA.  Subsequently, on February 26, 2007, Bonneville began operating WSWD-FM under a TBA. For 2007, the operation of WSWD-FM by us increased our net revenues and decreased our station operating expenses.

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

•                  On November 30, 2007, we acquired from CBS four stations in Rochester, New York, for $42.0 million in cash. Of the four stations acquired, two stations were reflected in continuing operations and two stations were reflected in discontinued operations. For the two stations reflected in continuing operations, the impact to 2007 was an increase to our net revenues, station operating expenses, depreciation and amortization expense and interest expense.

•                  On February 26, 2007, in connection with our pending radio station exchange with Bonneville, we began operating three radio stations in San Francisco, California, under a TBA agreement. In 2007, the operation of these stations increased our net revenues and station operating expenses.

•                  On December 29, 2006, we acquired WKAF-FM (formerly WILD-FM) in Boston, Massachusetts, for $30.0 million in cash. We began operating this station on August 21, 2006 under a TBA by simulcasting the format of WAAF-FM (another radio station owned and operated by us in this market). For 2007, the operation and subsequent acquisition of this station resulted in an increase in our net revenues, station operating expenses, depreciation and amortization, and interest expense.

Dispositions

•                  We recognized as discontinued operations three stations in Rochester, New York (two of these stations were acquired from CBS on November 30, 2007).

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

•                  On February 1, 2007, a third party began operating KTRO-AM (formerly KKSN-AM), Portland, Oregon, under a TBA. For 2007, our cessation of operation of this station decreased our net revenues, station operating expenses, depreciation and amortization expense and increased our TBA income.

Financing

•                  On June 18, 2007, we entered into a new credit facility that resulted in the recognition of a $0.5 million loss on the early extinguishment of debt related to the write-off of deferred financing costs.

•                  Our interest expense increased due to additional interest expense on increased borrowings under our current and former senior credit facilities used to finance: (1) the payment of quarterly cash dividends to our shareholders that commenced during the first quarter of 2006; (2) the repurchase of our stock; and (3) radio station acquisitions during the fourth quarters of 2007 and 2006.

Other

•                  In connection with our review of our FCC licenses under the provisions of SFAS No. 142, we recorded an impairment loss of $38.7 million in the consolidated statements of operations for the year ended December 31, 2007. One of the contributing factors that caused the impairment loss was a decrease in forecasted growth of advertising for the radio industry. In addition, the impairment loss recorded for the broadcasting licenses in New Orleans was primarily due to the longer-than-expected economic recovery of the region after Hurricane Katrina.

•                  In the second quarter of 2007, we recorded a non-cash impairment loss of $45.3 million, with respect to our Denver market, in connection with our review of goodwill under the provisions of SFAS No. 142. A contributing factor to the impairment was a decline in the aggregate advertising dollars in the Denver market and its effect on our operations.

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

•                  Non-cash compensation expense increased in 2007 as we granted equity awards in 2007 and in 2006. (Due to the acceleration of most unvested out-of-the-money options prior to the adoption of SFAS No. 123R on January 1, 2006, our non-cash compensation expense in 2007 and in 2006 was not impacted by the expense recognition requirements for most of our options granted prior to January 1, 2006.)

Net Revenues:

	December 31, 2007	December 31, 2006
	(dollars in millions)
Net Revenues	$468.4	$439.6
Amount of Change	$28.8
Percentage Change	6.6%

Our overall increase in net revenues during 2007 was primarily due to our commencement of operations: (1) on November 1, 2006 in the Austin and Memphis markets under a TBA; (2) on February 26, 2007 in the San Francisco market under a TBA; and (3) on November 30, 2007 upon the acquisition from CBS of four stations in the Rochester market, of which two stations were included in continuing operations. This increase was partially offset by the decrease in net revenues due to the commencement of operations by other parties under TBAs on: (i) February 26, 2007 for three of our seven Seattle stations; (ii) February 26, 2007 for a station in the Austin market; and (iii) February 1, 2007 for one of our seven Portland stations.  Austin and San Francisco were new markets for our operations.  Due to the exit by us from the Cincinnati market on February 26, 2007, which was a new market for us in 2006, our net revenues decreased in 2007 as compared to 2006. Our performance was affected by a challenging and varied advertising environment, as we experienced increases in net revenues for many of our radio stations in markets such as Boston, Seattle and Indianapolis, partially offset by decreases in net revenues for many of our radio stations in markets such as Greenville, Norfolk and Sacramento.

Same Station Considerations:

•              Net revenues in 2007 would have been lower by $38.6 million if we had adjusted net revenues to give effect to acquisitions or dispositions of radio stations as of January 1, 2007.

•              Net revenues in 2006 would have been lower by $11.2 million if we had adjusted net revenues to give effect to acquisitions or dispositions of radio stations as of January 1, 2006.

Station Operating Expenses:

	December 31, 2007	December 31, 2006
	(dollars in millions)
Station Operating Expenses	$283.5	$259.6
Amount of Change	$23.9
Percentage Change	9.2%

The increase in station operating expenses was primarily due to: (1) our commencement of operations: (a) on November 1, 2006 in the Austin and Memphis markets under a TBA; (b) on February 26, 2007 in the San Francisco market under a TBA; and (c) on December 1, 2007 upon the acquisition of four stations in the Rochester market, of which two stations were included in continuing operations; (2) an increase in rights fees in the first year of a recently renewed ten-year sports rights agreement with the Boston Red Sox; (3) an increase in non-cash compensation expense of $1.2 million; and (4) the effects of inflation. This increase was offset by the decrease in station operating expenses resulting from the commencement of operations by other parties under TBAs on: (i) February 26, 2007 for three of our seven stations in the Seattle market; (ii) February 26, 2007 for one of our four stations in the Austin market; and (iii) February 1, 2007 for one of our seven stations in the Portland market.  Due to the exit by us from the Cincinnati market in 2007, which was a new market for us in 2006, our station operating expenses decreased in 2007 as compared to 2006.

Same Station Considerations:

•              Station operating expenses for 2007 would have been lower by $23.0 million if we had adjusted station operating expenses to give effect to acquisitions or dispositions of radio stations as of January 1, 2007.

•              Station operating expenses for 2006 would have been lower by $6.9 million if we had adjusted station operating expenses to give effect to acquisitions or dispositions of radio stations as of January 1, 2006.

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

The decrease in corporate general and administrative expenses was primarily due to the recognition of certain expenses in 2006 of: (1) $9.4 million relating to an investigation by and settlement with the NYAG, plus a reserve for an investigation by the FCC; and (2) $1.2 million from the write-off of transaction costs during the first quarter of 2006 that were associated with an acquisition that did not materialize. The decrease in corporate general and administrative expenses was partially offset by: (i) legal costs of $1.6 million associated with the legal proceedings described in Part I, Item 3, “Legal Proceedings”; (ii) an increase in non-cash compensation expense of $1.6 million for equity awards we granted in 2007 and in 2006 (due to the acceleration of most unvested out-of-the-money options prior to the adoption of SFAS No. 123R on January 1, 2006, our non-cash compensation expense in 2007 and in 2006 was not impacted by the expense recognition requirements for most of our options granted prior to January 1, 2006.); (iii) the addition in 2007 of several corporate positions; and (iv) the effects of inflation.

Operating Income:

	December 31, 2007	December 31, 2006
	(dollars in millions)
Operating Income	$41.9	$126.3
Amount of Change	$(84.4)
Percentage Change	(66.8)%

The decrease in operating income was primarily due to: (1) the impairment loss totaling $84.0 million for the year ended December 31, 2007 (for further discussion, please see Note 3 in the accompanying consolidated financial statements); and (2) an increase in TBA fees primarily associated with the CBS transaction. This decrease in operating income was partially offset by: (i) an increase in net revenues for the reasons described above under Net Revenues, net of an increase in station operating expenses for the reasons described above under Station Operating Expenses; (ii) a decrease in corporate general and administrative expenses for the reasons described under Corporate General And Administrative Expenses; and (iii) a net gain on sale or disposal of assets of $0.6 million for the year ended December 31, 2007 from a loss of $1.3 million for the year ended December 31, 2006, primarily related to the recovery in 2007 of insurance proceeds.

Same Station Considerations:

•              Operating income in 2007 would have been lower by $15.6 million if we had adjusted operating income to give effect to acquisitions or dispositions of radio stations (exclusive of depreciation and amortization expenses and TBA fees, where applicable).

•              Operating income in 2006 would have been lower by $4.3 million if we had adjusted operating income to give effect to acquisitions or dispositions of radio stations (exclusive of depreciation and amortization expenses and TBA fees, where applicable).

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

Income Taxes:

	December 31, 2007	December 31, 2006
	(dollars in millions)
Income Taxes	$0.7	$35.6
Amount of Change	$(34.9)
Percentage Change	(98.0)%

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

The income tax rate of 9.0% on a loss from continuing operations before tax for 2007 was negatively impacted by discrete items of tax, such as: (1) a $2.9 million increase in taxes due to the commencement of operations in 2007 in states that on average have higher income tax rates than states in which we previously operated and the resulting effect on previously reported temporary differences between the tax and financial reporting bases of our assets and liabilities; (2) the effect of permanent differences between income subject to income tax for book and tax purposes (3) limits on the deduction of certain compensation expense; (4) income taxes in certain states where the states’ current taxable income is dependent on factors other than our consolidated net income; and (5) the effect of recording changes in our FIN 48 liabilities for interest and penalties, subsequent to adoption of FIN 48 on January 1, 2007. The effective tax rate in 2007 was favorably impacted by a deferred tax asset of $0.5 million (net of a valuation allowance of $0.7 million) from a state income tax credit that resulted from the relocation of certain studio facilities in that state.

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

Income (Loss) From Continuing Operations:

	December 31, 2007	December 31, 2006
	(dollars in millions)
Income (Loss) from Continuing Operations	$(8.4)	$47.8
Amount of Change	$(56.2)
Percentage Change	(117.6)%

The decrease in income (loss) from continuing operations was primarily attributable to the reasons described above under Income (Loss) From Continuing Operations Before Income Taxes, net of income tax expense.

Liquidity And Capital Resources

Our Credit Agreement

Our credit agreement (the “Bank Facility”), currently with a syndicate of  19 banks, provides for a $1,050 million senior secured credit facility that matures on June 30, 2012 and is comprised of $650 million in revolving credit (“Revolver”) and a $400 million term loan (“Term A”). The Term A reduces beginning September 30, 2009 in quarterly amounts starting at $15 million and increasing to $60 million. The Revolver provides us with working capital and funds for general corporate purposes, including capital expenditures and any one or more of the following: repurchases of Class A common stock, repurchases of our Senior Subordinated Notes, dividends and acquisitions. The Bank Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of our wholly owned subsidiaries. The Bank Facility requires us to comply with certain financial covenants and leverage ratios which are defined terms within the agreement, including: (1) Total Debt to Operating Cash Flow of 6 times; and (2) Operating Cash Flow to Interest Expense of 2 times. Management believes we are in compliance with all financial covenants and leverage ratios and all other terms of the Bank Facility.

Our Former Credit Agreement

Our former credit agreement (“Former Facility”) consisted of a five-year $900 million (as amended) senior secured revolving credit agreement with a syndicate of banks that was to mature on August 11, 2009.  The Former Facility was secured by a pledge of 100% of the capital stock and other equity interest in all of our 100% owned subsidiaries and required us to comply with certain financial covenants and leverage ratios, which were defined terms within the agreement.

Liquidity

We have used a significant portion of our capital resources to acquire radio station assets, repurchase shares of our Class A common stock, pay dividends to our shareholders and repurchase some of our Senior Subordinated Notes. Generally, our acquisitions, share repurchases, reductions of our outstanding debt, dividends, Senior Subordinated Note repurchases and other capital requirements are funded from one or a combination of the following sources: (1) internally generated cash flow; (2) our credit agreement; (3) the sales of radio stations; and (4) the issuance and sale of securities.

As of December 31, 2008, $298.5 million was the maximum amount available under our current $1,050 million Bank Facility that matures on June 30, 2012. The amount available for borrowing is determined by our financial covenants, which are impacted by many factors, including but not limited to changes in our operating performance, acquisitions, dispositions and debt retirement.  Assuming the use of the borrowed proceeds has no effect on operating cash flow (as determined under our Bank Facility), as of December 31, 2008, $122.8 million of the $298.5 million is available for borrowing as a result of our Bank Facility’s leverage ratio covenant.

As of December 31, 2008, we had $4.3 million in cash and cash equivalents. During the year ended December 31, 2008, we decreased our net outstanding debt by $140.0 million (which includes a $7.9 million discount on the retirement of our senior subordinated debt) due in part to the cash available from the sale of a station in Austin, Texas, for $20.0 million, $12.2 million net cash proceeds made available from the sale of three radio stations in our Rochester, New York, market as well as the receipt of $14.6 million in refunded income taxes. As of December 31, 2008, we had outstanding $835.2 million in senior debt, including: (1) $750.0 million under our Bank Facility; (2) $83.5 million in Senior Subordinated Notes; and (3) $1.5 million in a letter of credit.

We may seek to obtain other funding or additional financing from time to time. We believe that cash on hand and cash from operating activities, together with available borrowings under the Bank Facility, will be sufficient to permit us to meet our liquidity requirements in 2009. Our lenders require that we must be in compliance with certain covenants in our credit agreements, and we believe that we will maintain our compliance with these covenants. The current economic crisis has reduced demand for advertising in general, including advertising on our radio stations.  If our revenues were to be significantly less than planned due to difficult market conditions or for other reasons, our ability to maintain compliance with the financial covenants in our credit agreements would become increasingly difficult without remedial measures.  Such remedial measures would include management’s plans to further reduce operating costs and opportunistically repurchase Senior Subordinated Notes at a discount. If our remedial measures were not successful in maintaining covenant compliance, then we would negotiate with our lenders for relief, which relief could result in higher interest expense.  Failure to comply with our financial covenants or other terms of our credit agreements and failure to negotiate relief from our lenders could result in the acceleration of the maturity of all outstanding debt. Under these circumstances, the acceleration of our debt could have a material adverse effect on our business.

Operating Activities

Net cash flows provided by operating activities were $130.6 million and $93.5 million for the years ended December 31, 2008 and 2007, respectively. The increase in 2008 was mainly attributable to a net decrease in working capital requirements of $42.0 million, primarily due to: (1) a $22.2 million reduction in prepaid and refundable income taxes as we received income tax refunds in 2008 of $14.6 million; (2) a $13.8 million reduction in outstanding accounts receivable; and (3) an increase in accounts payable and accrued liabilities of $6.7 million primarily due to $8.3 million that was accrued as of December 31, 2006, paid in 2007 and that related to a settlement with the NYAG and an investigation by the FCC.

Net cash flows provided by operating activities were $93.5 million for the year ended December 31, 2007 as compared to $101.6 million for the year ended December 31, 2006.  The decrease was primarily due to: (1) a decrease in net income (after excluding the effect of a non-cash loss on impairment of $51.0 million, net of a tax benefit of $33.0 million) largely due to an increase in TBA fees and interest expense for the reasons described under Results of Operations; and (2) an increase in working capital of $10.6 million that was primarily due to: (a) the payment in 2007 of the $8.3 million in accrued expenses as of December 31, 2006 relating to an investigation by and settlement with the NYAG plus a reserve for an investigation by the FCC; and (b) an increase in prepaid and refundable income taxes associated with the 2007 loss for tax purposes that will be refundable from prior years’ tax obligations.

Investing Activities

Net cash flows provided by investing activities were $31.9 million for the year ended December 31, 2008, and net cash flows used in investing activities were $273.9 million for the year ended December 31, 2007. For the year ended December 31, 2008, the cash provided by investing activities primarily reflects $20.0 million in proceeds from the sale of a station in Austin and $12.2 million net cash proceeds from the sale of three stations in Rochester, New York, offset by cash used in investing activities for the additions to property and equipment of $8.6 million.

Net cash flows used in investing activities were $273.9 million for the year ended December 31, 2007, as compared to $45.1 million for the year ended December 31, 2006.  The net cash flows used in investing activities for the year ended December 31, 2007 as compared to the year ended December 31, 2006 reflect: (1) purchases of radio station assets of $268.3 million compared to $30.0 million, respectively; and (2) additions to property and equipment of $9.3 million as compared to $13.7 million, respectively. The net cash flows used in investing activities for the year ended December 31, 2007 were offset by: (i) $2.9 million from the sale of investments; (ii) $1.8 million from insurance recovery proceeds; and (iii) $1.4 million from the reduction of station acquisition deposits and costs.

Financing Activities

Net cash flows used in financing activities were $169.2 million for the year ended December 31, 2008, and the net cash flows provided by financing activities were $180.5 million for the year ended December 31, 2007. For the year ended December 31, 2008, the cash flows used in financing activities primarily reflect the net repayment of debt (including the repurchase of our Senior Subordinated Notes) of $132.2 million, the payment of dividends of $21.6 million and the repurchase of our common stock of $13.9 million.

Net cash flows provided by financing activities were $180.5 million for the year ended December 31, 2007 as compared to net cash flows used in financing activities of $61.7 million for the year ended December 31, 2006. The net cash flows provided by financing activities for the year ended December 31, 2007 reflect a net increase in outstanding indebtedness of $297.5 million, offset by: (1) the payment of $58.0 million in dividends; (2) the repurchase of $55.0 million of our Class A common stock; and (3) deferred financing expense of $4.7 million related to our new credit facility. The net cash flows used in financing activities for the year ended December 31, 2006 reflect: (i) the repurchase of $100.5 million of our Class A common stock; and (ii) the payment of $60.4 million in dividends to shareholders, offset by a net increase in outstanding indebtedness of $99.0 million.

NYSE — Continued Listing

Our common stock is currently listed on the New York Stock Exchange (“NYSE”).  The continued listing requirements of the NYSE include, among other things:

•             If the average closing price of an NYSE listed company’s common stock, over a 30 consecutive trading day period, is below $1.00, then the issuer will have a six month period to cure the deficiency.

•             If the average market capitalization of an NYSE listed company’s common stock, over a 30 consecutive trading day period, is below $25 million, then the issuer we will be subject to immediate NYSE delisting.  While the NYSE rules generally do not provide for a cure period with respect to this continued listing requirement, on January 22, 2009, the NYSE announced a temporary reduction of this threshold to $15 million through April 22, 2009.

•             If an NYSE listed company’s: (a) average market capitalization, over a 30 consecutive trading day period, is below $75 million, and (b) total stockholders’ equity is less than $75,000,000; then the issuer may be subject to NYSE delisting.  In such event, the listed company will have an opportunity to submit a plan to the NYSE to cure such deficiency.  If the NYSE accepts the plan, the issuer will have up to 18 months to cure the deficiency.

On December 1, 2008, we received notice from the NYSE that we were not in compliance with the $1.00 minimum closing price requirement.  Pursuant to NYSE rules, we have advised the NYSE that we intend to cure this deficiency.  In order to do so, on June 1, 2009: (i) the closing price of our common stock must be at least $1.00, and (ii) the average closing price of our common stock, over the preceding 30 consecutive trading day period, must be at least $1.00.  If we fail to meet these requirements, our common stock will be subject to delisting.

Accordingly, it is possible our common stock may be subject to suspension and delisting procedures. If our common stock is delisted from the NYSE, then our common stock may trade on the Over-the-Counter Bulletin Board.  Delisting from the NYSE also could make trading our common stock more difficult for our investors and negatively impact the price of our common stock.

Income Taxes

During the year ended December 31, 2008, we paid a nominal amount in income taxes and during the years ended December 31, 2007 and 2006, we paid income taxes of $0.5 million and $0.3 million, respectively. During these years, we have benefited from the tax deductions for depreciation and amortization on acquired assets. We anticipate that it will not be necessary to make any additional quarterly estimated federal, and most state, income tax payments for 2009, based upon projected quarterly taxable income and our ability to utilize federal net operating loss carryforwards from 2008 and certain state net operating loss carryforwards beginning with 2006.

Dividends

Our Board of Directors approved dividends on a quarterly basis effective with the first quarter of 2006 through the third quarter of 2008.  Our Board of Directors did not declare a dividend for the fourth Quarter of 2008.  Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration.

We have used a portion of our capital resources to pay dividends in the aggregate amount of $140.0 million during the years ended December 31, 2008, 2007 and 2006.  Prior to the payment of our first quarterly dividend as a public company in March 2006, we had not declared any dividends on any class of our common stock.

Share Repurchase Programs

Over the past several years, our Board of Directors authorized several programs to repurchase our Class A common stock. Under these repurchase programs, we repurchased and immediately retired: (1) in 2008, 2.1 million shares for an aggregate of $13.9 million at an average price of $6.72 per share; (2) in 2007, 2.2 million shares for an aggregate of $55.0 million at an average price of $25.28 per share; and (3) in 2006, 3.5 million shares for an aggregate of $100.5 million at an average price of $28.98 per share. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or from time to time without prior notice. As of February 15, 2009, $25.4 million shares remained authorized as available for repurchase under the current program that will expire on June 30, 2009. We expect to use cash available under our Bank Facility and internally generated cash flow as a source of funds to repurchase shares under the current program.

Senior Subordinated Note Repurchases

On March 5, 2002, we issued $150.0 million of 7.625% Senior Subordinated Notes due March 1, 2014. At December 31, 2008, we have $83.5 million outstanding as we repurchased and retired $66.5 million of the Notes during the year 2008.

We may from time to time seek to repurchase and retire our outstanding debt through cash purchases, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Interest on the Notes, which are in denominations of $1,000 each, accrues at the rate of 7.625% per annum and is payable semi-annually in arrears on March 1 and September 1. We may redeem the Notes effective March 1, 2009 at a redemption price of 101.271% of their principal amount plus accrued interest. The Notes are unsecured and rank junior to our senior indebtedness. Our Senior Subordinated Notes also require us to comply with certain covenants that limit, among other things, our ability to incur indebtedness and to make certain payments. The maturity could be accelerated if we do not maintain certain covenants, which are, in general, less restrictive than the covenants under the Bank Facility.

Capital Expenditures

Capital expenditures for the year ended December 31, 2008 were $8.6 million as compared to $9.3 million in 2007 and $13.7 million in 2006. We anticipate that capital expenditures in 2009 will be between $3.0 million and $5.0 million.

Credit Rating Agencies

On a continuing basis, credit rating agencies such as Moody’s Investor Services and Standard and Poor’s evaluate our debt in order to assign a credit rating. Any future significant downgrade in our credit rating could adversely impact our future liquidity by limiting or eliminating our ability to obtain debt financing, or include, among other things, interest rate changes under any future credit agreements, debentures, notes or other types of debt.  Effective for 2009, we have elected to discontinue our subscription to such ratings services.

Contractual Obligations

The following table reflects a summary of our contractual obligations as of December 31, 2008:

	Payments due by period
		Less than	1 to 3	3 to 5	More Than
Contractual Obligations:	Total	1 year	years	years	5 years
	(amounts in thousands)

Long-term debt obligations (1)	$955,146	$38,462	$62,539	$769,553	$84,593
Operating lease obligations	72,034	11,936	21,020	15,104	23,974
Purchase obligations (2)	287,525	98,197	91,803	60,256	37,269
Other long-term liabilities (3)	30,489	1,320	12,724	5,615	10,830
Total	$1,345,194	$149,915	$188,086	$850,528	$156,666

(1)          (a) The maturity of our Bank Facility, with outstanding debt in the amount of $750.0 million as of December 31, 2008, could be accelerated if we do not maintain certain covenants.
(b) Under our $83.5 million 7.625% Senior Subordinated Notes, the maturity could be accelerated if we do not maintain certain covenants or could be repaid in cash by us at our option prior to the due date of the notes.
(c) The above table includes projected interest expense under the remaining term of our Bank Facility and our 7.625% Senior Subordinated Notes.

(2)          (a) We have purchase obligations of $285.4 million that include contracts primarily for on-air personalities, sports programming rights, ratings services, music licensing fees, equipment maintenance and certain other operating contracts.
(b) In addition to the above, we have $2.1 million in liabilities related to our obligation to provide a letter of credit and for certain construction obligations.

(3)          Included within total other long-term liabilities of $30.5 million are FIN 48 liabilities of $4.3 million, which have been reflected in the above table in the column labeled as “More Than 5 Years” as it is impractical to determine whether there will be a cash impact to an individual year.  See Note 7, Income Taxes, in the accompanying notes to the consolidated financial statements for a discussion of the change to deferred tax liabilities.

Off-Balance Sheet Arrangements

We utilize letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under our credit facility. We had an outstanding letter of credit of $1.5 million as of December 31, 2008.

We enter into interest rate contracts (collars and swaps) to hedge a portion of our variable rate debt. See Note 9 in the accompanying notes to the consolidated financial statements for a detailed discussion of our derivative instruments.

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at December 31, 2008. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We do not have any other off-balance sheet arrangements as of December 31, 2008.

As Of December 31, 2007, A Third Party Had A Variable Interest In Several Of Our Entities Holding Assets To Be Disposed

On January 17, 2007, we entered into an agreement with a third party to exchange certain radio stations in Cincinnati, Ohio, and Seattle, Washington, for certain radio stations in San Francisco, California, and $1.0 million in cash. Concurrently with entering into this asset exchange agreement, we entered into a time brokerage agreement. The provisions of FIN 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” include any variable interest entities that are required to be consolidated by the primary beneficiary. In connection with this transaction, we determined that FIN 46R was applicable as the buyer had a variable interest in and was the primary beneficiary of our entity that contained the Cincinnati radio station assets. As the primary beneficiary, the purchaser could incur the expected losses that could arise from the variability of the fair value of the variable interest entity (“VIE”). As a result, as of December 31, 2007 we deconsolidated the assets and liabilities of those entities holding our Cincinnati assets into a balance sheet classification as an investment in deconsolidated subsidiaries in the amount of $119.3 million. The investment in deconsolidated subsidiaries reflects the fair value of all of the assets and liabilities of the variable interest entity that contain the Cincinnati assets that were disposed of in the first quarter of 2008 under the asset exchange agreement (see Note 4 in the accompanying consolidated financial statements for a further discussion of the Bonneville disposition).

Recently Issued Pronouncements Effective Subsequent To The Year Ended December 31, 2008

FAS No. 142-3

In April 2008, the FASB issued FAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of recognized intangible assets under FAS No. 142, “Goodwill and Other Intangible Assets.”  FAS No. 142-3, which requires expanded disclosure regarding the determination of intangible asset useful lives, also improves the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R.  FAS No. 142-3 is effective for us on January 1, 2009. The impact to us would be limited to the application of this standard to future acquisitions.

FAS No. 161

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” FAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. As a result of the guidance in FAS No. 161, which is effective for us on January 1, 2009, we will include the relevant disclosures in our financial statements beginning with the first quarter in 2009.

FAS No. 160

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51.”  FAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  FAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively.  FAS No. 160 is effective for us as of January 1, 2009. The adoption of FAS No. 160 did not have an impact on our financial position, results of operations or cash flows.

FAS No. 141R

In December 2007, the FASB issued FAS No. 141R, “Business Combinations,” that will significantly change how business combinations are accounted for through the use of fair values in financial reporting and will impact financial statements both on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings. FAS No. 141R, which is effective for us as of January 1, 2009, will apply to all business combinations that will close on or after January 1, 2009.

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

Allowance For Doubtful Accounts

We must make an allowance for doubtful accounts for estimated losses resulting from our customers’ failure to make payments to us. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness, the economic conditions of the customer’s industry, and changes in our customer payment practices when evaluating the adequacy of the allowance for doubtful accounts. Our historical estimates have been a reliable method to estimate future allowances. Our historical reserves have averaged less than 4.0% of our outstanding receivables. Due to the recent economic downturn and its effect on our business and our customer base, we increased our accounts receivable reserve to 5.6% as of December 31, 2008. If the financial condition of our customers or markets were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances could be required. Our basic and diluted net loss per share would be negatively impacted by $0.02, assuming a 1% increase in our outstanding accounts receivable allowance of $0.8 million as of December 31, 2008 (net of a full valuation allowance against any tax benefit).

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets.  As of December 31, 2008, we have recorded approximately $813.7 million in radio broadcasting licenses and goodwill, which represents 81.6% of our total assets at that date. In assessing the recoverability of these assets, we must conduct impairment testing required by SFAS No. 142 and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value.  In 2008, we recorded an impairment loss of $835.7 million for radio broadcasting licenses and goodwill. We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future performance of our stations. These variables include but are not limited to: (1) the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcasting licenses and goodwill assets.  Please refer to Note 3, Intangible Assets And Goodwill, in the accompanying notes to the consolidated financial statements for a discussion of several key assumptions used in the fair value estimate of our broadcasting licenses and goodwill during our fourth quarter 2008 interim impairment test.

Market Capitalization

As of December 31, 2008, our total market capitalization was $54.6 million less than our equity book value.  We believe this difference can be attributed to the recent volatility of our stock price in the current economic environment and to the control premium that a market participant may pay in the event we were acquired.  In the accompanying notes to the financial statements, please refer to Note 3, Intangible Assets And Goodwill, for a discussion of the impact to our equity book value as a result of the fourth quarter 2008 impairment loss.

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

We must assess the likelihood that we will be able to recover our deferred tax assets. In 2008, we recorded a full valuation allowance for our net deferred tax assets primarily due to our cumulative losses over the past three years.  As changes occur in our assessments regarding our ability to recover our deferred tax assets, our tax provision is decreased in any period in which we determine that the recovery is probable.

In addition, the calculation of our tax liabilities requires us to account for uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation of FIN 48. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit based upon its technical merits, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that has greater than a 50% likelihood of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions, and review whether any new uncertain tax positions have arisen, on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, historical experience with similar tax matters, guidance from our tax advisors, and new audit activity. A change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period in which the change occurs.

We believe our estimates of the value of our tax contingencies and valuation allowances are critical accounting estimates, as they contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued.  In past years, our estimate of our tax rate has varied from 37.5% to 42.7%. For 2008, if we excluded the discrete items of tax (including the increase in our valuation allowance) and the impairment loss, then our tax rate would have been in the low 40 percent range. The effect of a 1% increase in our estimated tax rate as of December 31, 2008, would be a decrease in the income tax benefit of $7.5 million (before the impact of a change in the valuation allowance) and an increase in net loss of $7.5 million (net loss per basic and diluted common share of $(0.20) for the year ended December 31, 2008).

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

Intangibles

As of December 31, 2008, approximately 81.6% of our total assets consisted of radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate our radio stations without the related FCC license for each station.  FCC licenses are subject to renewal every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. Subject to delays in processing by the FCC, historically, all of our licenses have been renewed at the end of their respective eight-year periods, and we expect that all licenses will continue to be renewed in the future. (See Part I, Item 1A, “Risk Factors,” for a discussion of the risks associated with the renewal of licenses.)

Inflation

Inflation has affected our performance in terms of higher costs for radio station operating expenses, including wages and equipment.  The exact impact cannot be reasonably determined.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our variable rate Bank Facility. From time to time, we may seek to limit our exposure to interest rate volatility through the use of derivative rate hedging instruments. If the borrowing rates under our LIBOR loans were to increase 1% above the rates as of December 31, 2008, our interest expense under our Bank Facility would increase by approximately $2.0 million on an annual basis, including any interest benefit or interest expense associated with the use of outstanding derivative rate hedging instruments. We do not have interest rate risk related to our Senior Subordinated Notes, which have a fixed interest rate of 7.625%.

During the year ended December 31, 2008, we entered into the following derivative rate hedging transactions in the aggregate notional amount of $550.0 million to fix interest on our variable rate debt. These rate hedging transactions are tied to the one-month LIBOR interest rate.

								Effective
								Date That	Notional
					Fixed			Notional	Amount
Type of	Notional	Effective			LIBOR		Expiration	Amount	After
Hedge	Amount	Date		Collar	Rate		Date	Decreases	Decrease
	(in millions)								(in millions)

Swap	$225.0	Jan. 28, 2008		n/a	3.03%		Jan. 28, 2011	Jan. 28, 2010	$150.0

Collar	$100.0	Feb. 28, 2008	{	Cap Floor	4.00% 2.14%	}	Feb. 28, 2011	n/a	n/a

Swap	$125.0	March 28, 2008		n/a	2.91%		Sept. 28, 2011	n/a	n/a

Swap	$100.0	May 28, 2008		n/a	3.62%		May 28, 2012	n/a	n/a

On February 28, 2008, our derivative rate hedging transaction, that effectively fixed LIBOR at 5.8% for a notional amount of $30.0 million, matured.

The fair value (based upon current market rates) of the rate hedging transactions is included as derivative instruments  in long-term assets and/or liabilities as the maturity dates are greater than one year.  Our rate hedging transactions are tied to the one-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The fair value of the hedging transaction is affected by a combination of several factors, including the change in the one-month LIBOR rate and the forward interest rate to maturity. Any increase in the one-month LIBOR rate and/or the forward interest rate to maturity results in a more favorable valuation, while any decrease in the one-month LIBOR rate and/or forward interest rate to maturity results in a less favorable valuation. The fair value of our derivative instruments outstanding as of December 31, 2008 was a liability of $15.2 million, which was a $15.2 million change from the fair value of the derivative instruments at their inception in 2008. This negative change was primarily due to the effect of a decrease in the forward interest rate to maturity.

Our credit exposure under our hedging agreements, or similar agreements we may enter into in the future, is the cost of replacing such agreements in the event of non-performance by our counter-party. To minimize this risk, we select high credit quality counter-parties.  We do not anticipate nonperformance by such counter-parties, and no material loss would be expected in the event of the counter-parties’ nonperformance.

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

ITEM 9.                       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                    CONTROLS AND PROCEDURES

Evaluation Of Controls And Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that: (1) information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (2) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2008.  Based on the foregoing, our President/Chief Executive Officer and Executive Vice President - Operations/Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has used the framework set forth in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.  Based on this evaluation, management has concluded that the

Company’s internal control over financial reporting was effective as of December 31, 2008. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

David J. Field, President and Chief Executive Officer

Stephen F. Fisher, Executive Vice President - Operations and Chief Financial Officer

ITEM 9B.                    OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2009 Annual Meeting of Shareholders, which we expect to file with the Securities Exchange Commission prior to April 30, 2009.

ITEM 11.                      EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2009 Annual Meeting of Shareholders, which we expect to file with the Securities Exchange Commission prior to April 30, 2009.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2009 Annual Meeting of Shareholders, which we expect to file with the Securities Exchange Commission prior to April 30, 2009.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2009 Annual Meeting of Shareholders, which we expect to file with the Securities Exchange Commission prior to April 30, 2009.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2009 Annual Meeting of Shareholders, which we expect to file with the Securities Exchange Commission prior to April 30, 2009.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this Report:

(b)           Exhibits

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp, as amended on December 19, 2007. (1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)
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

10.01	Employment Agreement, dated July 1, 2007, between Entercom Communications Corp. and David J. Field. (4)
10.02	First Amendment To Employment Agreement, dated December 15, 2008, between Entercom Communications Corp. and David J. Field. (5)
10.03	Employment Agreement, dated July 1, 2007, between Entercom Communications Corp. and Joseph M. Field. (6)
10.04	First Amendment To Employment Agreement, dated December 15, 2008, between Entercom Communications Corp. and Joseph M. Field. (5)
10.05	Employment Agreement, dated December 19, 2007, between Entercom Communications Corp. and Stephen F. Fisher. (7)
10.06	First Amendment To Employment Agreement, dated December 15, 2008, between Entercom Communications Corp. and Stephen F. Fisher. (5)
10.07	Employment Agreement, dated December 17, 1998, between Entercom Communications Corp. and John C. Donlevie. (8)
10.08	Entercom Non-employee Director Compensation Policy. (9)
10.09	Amended and Restated Entercom Equity Compensation Plan. (10)
10.10	Entercom Annual Incentive Plan. (11)
10.11

Credit Agreement dated as of June 18, 2007 among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and L/C Issuer, JP Morgan Chase Bank, N.A. as Syndication Agent, BMO Capital Markets, Corp., BNP Paribas, Mizuho Corporate Bank, LTD., Suntrust Bank as Co-Documentation Agents and The Other Lenders Party Hereto. (12)

21.01	Information Regarding Subsidiaries of Entercom Communications Corp. (6)
23.01	Consent of PricewaterhouseCoopers LLP. (6)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (6)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (6)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (13)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (13)

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

(5)                  Filed herewith.

(6)                  Incorporated by reference to as Exhibit 10.02 to our Form 10-Q/A for the quarter ended September 30, 2007, as filed on November 21, 2007.

(7)                  Incorporated by reference to as Exhibit 10.03 to our Form 10-K for the year ended December 31, 2007, as filed on February 22, 2008.

(8)                  Incorporated by reference to Exhibit 10.03 of our Amendment to Registration Statement on Form S-1, as filed on January 6, 1999. (File No. 333-61381).

(9)                  Incorporated by reference to Item 1.01 of our Current Report on Form 8K filed on February 19, 2008.

(10)            Incorporated by reference to Exhibit 10.01 of our Current Report on Form 8K filed on May 19, 2008.

(11)            Incorporated by reference to Exhibit 10.02 of our Current Report on Form 8K filed on May 19, 2008.

(12)            Incorporated by reference to Exhibit 10.01 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed on August 2, 2007.

(13)            These exhibits are submitted as “accompanying” this Annual Report on Form 10-K and shall not be deemed to be “filed” as part of such Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Entercom Communications Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Entercom Communications Corp. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 26, 2009

CONSOLIDATED FINANCIAL STATEMENTS OF ENTERCOM COMMUNICATIONS CORP.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(amounts in thousands)

ASSETS

	December 31,
	2008	2007
CURRENT ASSETS:
Cash and cash equivalents	$4,284	$10,945
Accounts receivable, net of allowance for doubtful accounts of $4,476 in 2008 and $2,746 in 2007	75,354	90,289
Prepaid expenses and deposits	4,801	5,578
Prepaid and refundable income taxes	628	15,059
Short-term investments	23	—
Deferred tax assets	—	2,223
Total current assets	85,090	124,094

INVESTMENTS	1,376	1,901

PROPERTY AND EQUIPMENT:
Land, land easements and land improvements	16,486	17,323
Building	20,964	21,341
Equipment	122,986	116,570
Furniture and fixtures	15,029	14,174
Leasehold improvements	21,129	17,326
	196,594	186,734
Accumulated depreciation and amortization	(113,036)	(97,819)
	83,558	88,915
Capital improvements in progress	1,306	908
Net property and equipment	84,864	89,823

RADIO BROADCASTING LICENSES	768,646	1,316,983

GOODWILL	45,050	115,614

INVESTMENT IN DECONSOLIDATED SUBSIDIARIES	—	119,251

ASSETS HELD FOR SALE	—	131,685

DEFERRED CHARGES AND OTHER ASSETS
Net of accumulated amortization of $21,675 in 2008 and $16,979 in 2007	11,708	20,001
TOTAL	$996,734	$1,919,352

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,
	2008	2007
CURRENT LIABILITIES:
Accounts payable	$352	$5,781
Accrued expenses	15,231	11,288
Accrued liabilities:
Salaries	7,484	8,142
Interest	2,343	4,393
Advertiser obligations and other commitments	1,197	1,436
Other	5,684	4,328
Current portion of long-term debt	30,023	21
Total current liabilities	62,314	35,389

LONG-TERM LIABILITIES:
Senior debt	720,174	823,697
7.625% Senior Subordinated Notes	83,500	150,000
Deferred tax liabilities	—	235,579
Other long-term liabilities	30,489	13,920
Total long-term liabilities	834,163	1,223,196

Total liabilities	896,477	1,258,585

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY:
Preferred stock $.01 par value; authorized 25,000,000 shares; none issued	—	—
Class A common stock $.01 par value; voting; authorized 200,000,000 shares; issued and outstanding 29,479,188 in 2008 and 31,132,700 in 2007	295	311
Class B common stock $.01 par value; voting; authorized 75,000,000 shares; issued and outstanding 7,607,532 in 2008 and 2007	76	76
Class C common stock $.01 par value; nonvoting; authorized 50,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	582,325	595,915
Retained earnings (deficit)	(467,177)	64,597
Accumulated other comprehensive loss	(15,262)	(132)

Total shareholders’ equity	100,257	660,767

TOTAL	$996,734	$1,919,352

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(amounts in thousands, except shares and per share data)

	Years Ended December 31,
	2008	2007	2006
NET REVENUES	$438,822	$468,351	$439,629

OPERATING (INCOME) EXPENSE:
Station operating expenses, including non-cash compensation expense of $2,552 in 2008, $2,374 in 2007 and $1,161 in 2006	276,187	283,541	259,630
Depreciation and amortization	20,442	16,631	15,812
Corporate general and administrative expenses, including non-cash compensation expense of $7,304 in 2008, $5,834 in 2007 and $4,283 in 2006	26,917	28,888	33,794
Impairment loss	835,716	84,037	—
Net time brokerage agreement fees (income)	(233)	14,001	2,766
Net (gain) loss on sale or disposal of assets	(9,899)	(647)	1,280
Total operating expenses	1,149,130	426,451	313,282
OPERATING INCOME (LOSS)	(710,308)	41,900	126,347

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing costs of $1,647 in 2008, $1,681 in 2007 and $1,340 in 2006	45,040	51,183	44,173
Interest and dividend income	(323)	(740)	(823)
(Gain) loss on extinguishment of debt	(6,949)	458	—
Net gain on derivative instruments	(34)	(162)	(446)
Net (gain) loss on investments	469	(245)	—
Other income	(3,339)	(895)	—
TOTAL OTHER EXPENSE	34,864	49,599	42,904

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION (BENEFIT)	(745,172)	(7,699)	83,443
Income tax provision (benefit)	(232,600)	695	35,596
INCOME (LOSS) FROM CONTINUING OPERATIONS	(512,572)	(8,394)	47,847
Income (loss) from discontinued operations, net of income tax provision (benefit)	(4,079)	37	134
NET INCOME (LOSS)	$(516,651)	$(8,357)	$47,981

NET INCOME (LOSS) PER COMMON SHARE - BASIC
Income (loss) from continuing operations	$(13.94)	$(0.22)	$1.20
Income (loss) from discontinued operations, net of income tax provision (benefit)	(0.11)	—	—
NET INCOME (LOSS) PER COMMON SHARE - BASIC	$(14.05)	$(0.22)	$1.20

NET INCOME (LOSS) PER COMMON SHARE - DILUTED
Income (loss) from continuing operations	$(13.94)	$(0.22)	$1.19
Income (loss) from discontinued operations, net of income tax provision (benefit)	(0.11)	—	—
NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$(14.05)	$(0.22)	$1.19

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.58	$1.52	$1.52

WEIGHTED AVERAGE SHARES:
Basic	36,782,166	38,229,695	39,972,793
Diluted	36,782,166	38,229,695	40,204,738

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(amounts in thousands)

	Years Ended December 31,
	2008	2007	2006

NET INCOME (LOSS)	$(516,651)	$(8,357)	$47,981

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX PROVISION (BENEFIT):

Net unrealized gain (loss) on investments, net of tax provision of $86 in 2008 and net of a tax benefit of $145 in 2007 and $545 in 2006	132	(276)	(860

Net unrealized loss on derivatives, net of tax benefit of $-0- in 2008	(15,262)	—	—

COMPREHENSIVE INCOME (LOSS)	$(531,781)	$(8,633)	$47,121

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(amounts in thousands, except share data)

								Accumulated
								Other
								Compre-
	Common Stock				Additional		Unearned	hensive
	Class A		Class B		Paid-in	Retained	Compen-	Income
	Shares	Amount	Shares	Amount	Capital	Earnings	sation	(Loss)	Total
Balance, December 31, 2005	34,610,114	$346	8,271,805	$82	$738,384	$148,141	$(2,242)	$1,004	$885,715
Net income	—	—	—	—	—	47,981	—	—	47,981
Reclassification of unearned compensation	—	—	—	—	(2,242)	—	2,242	—	—
Conversion of Class B common stock to Class A common stock	225,000	2	(225,000)	(2)	—	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	115	—	—	—	115
Compensation expense related to granting of restricted stock	969,501	11	—	—	4,977	—	—	—	4,988
Issuance of common stock related to an incentive plan	21,696	—	—	—	579	—	—	—	579
Exercise of stock options	21,334	—	—	—	540	—	—	—	540
Common stock repurchase	(3,468,300)	(35)	—	—	(100,464)	—	—	—	(100,499)
Payments of dividends of $1.52 per common share	—	—	—	—	—	(60,448)	—	—	(60,448)
Net dividend equivalents on restricted stock units	—	—	—	—	—	(1,019)	—	—	(1,019)
Net unrealized loss on investments	—	—	—	—	—	—	—	(860)	(860)
Balance, December 31, 2006	32,379,345	324	8,046,805	80	641,889	134,655	—	144	777,092
Net loss	—	—	—	—	—	(8,357)	—	—	(8,357)
Conversion of Class B common stock to Class A common stock	439,273	4	(439,273)	(4)	—	—	—	—	—
Accounting change, net of taxes	—	—	—	—	—	(1,850)	—	—	(1,850)
Compensation expense related to granting of stock options	—	—	—	—	212	—	—	—	212
Compensation expense related to granting of restricted stock	488,677	5	—	—	9,059	—	—	—	9,064
Issuance of common stock related to an incentive plan	22,525	—	—	—	465	—	—	—	465
Exercise of stock options (including tax benefit)	21,585	—	—	—	559	—	—	—	559
Common stock repurchase	(2,176,039)	(22)	—	—	(54,979)	—	—	—	(55,001)
Purchase of vested employee restricted stock units	(42,666)	—	—	—	(1,290)	—	—	—	(1,290)
Payments of dividends of $1.52 per common share	—	—	—	—	—	(57,992)	—	—	(57,992)
Net dividend equivalents on restricted stock units	—	—	—	—	—	(1,859)	—	—	(1,859)
Net unrealized loss on investments	—	—	—	—	—	—	—	(276)	(276)
Balance, December 31, 2007	31,132,700	311	7,607,532	76	595,915	64,597	—	(132)	660,767
Net loss	—	—	—	—	—	(516,651)	—	—	(516,651)
Compensation expense related to granting of stock options	—	—	—	—	425	—	—	—	425
Compensation expense related to granting of restricted stock	478,075	5	—	—	8,236	—	—	—	8,241
Issuance of common stock related to an incentive plan	72,092	1	—	—	328	—	—	—	329
Common stock repurchase	(2,073,518)	(21)	—	—	(13,923)	—	—	—	(13,944)
Purchase of vested employee restricted stock units	(130,161)	(1)	—	—	(1,374)	—	—	—	(1,375)
Payments of dividends of $0.58 per common share	—	—	—	—	(7,282)	(14,301)	—	—	(21,583)
Net dividend equivalents on restricted stock units	—	—	—	—	—	(822)	—	—	(822)
Net unrealized loss on derivatives	—	—	—	—	—	—	—	(15,262)	(15,262)
Net unrealized gain on investments	—	—	—	—	—	—	—	132	132
Balance, December 31, 2008	29,479,188	$295	7,607,532	$76	$582,325	$(467,177)	$-	$(15,262)	$100,257

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(amounts in thousands)

	Years Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$(516,651)	$(8,357)	$47,981
Income from discontinued operations before impairment loss, net of tax provision	(520)	(37)	(134)
Impairment loss from discontinued operations	6,675	—	—
Deferred tax benefit on impairment loss from discontinued operations	(2,076)	—	—
Income (loss) from continuing operations	(512,572)	(8,394)	47,847

Adjustments to reconcile income (loss) from continuing operations tonet cash provided by continuing operating activities:
Depreciation and amortization (includes amortization of station operating expenses)	20,442	16,634	15,821
Amortization of deferred financing costs	1,647	1,681	1,340
Deferred taxes	(232,600)	9,628	35,975
Tax benefit on exercise of options	—	29	18
Provision for bad debts	4,594	3,322	2,745
Net (gain) loss on sale or disposal of assets	(9,899)	(647)	1,280
Non-cash stock-based compensation expense	9,856	8,208	5,444
Net (gain) loss on investments	469	(245)	—
Net gain on derivative instruments	(34)	(162)	(446)
Deferred rent	694	178	166
Unearned revenue - long-term	460	(38)	(37)
Net (gain) loss on extinguishment of debt	(6,949)	458	—
Deferred compensation	903	952	764
Tax benefit for vesting of restricted stock unit awards	(474)	(1,199)	—
Impairment loss	835,716	84,037	—
Other income	(3,590)	(895)	—
Changes in assets and liabilities (net of effects of acquisitions and dispositions in all yearsand the effect of deconsolidation activities in 2008 and 2007):
Accounts receivable	10,365	(3,442)	(16,072)
Prepaid expenses and deposits	777	(988)	1,946
Prepaid and refundable income taxes	14,431	(7,734)	(963)
Accounts payable and accrued liabilities	(1,775)	(8,465)	7,415
Accrued Interest expense	(2,073)	(258)	195
Prepaid expenses - long-term	200	200	(2,000)
Accrued expenses - long-term	—	577	—
Net cash provided by continuing operating activities	130,588	93,437	101,438
Net cash provided by discontinued operating activities	29	55	145
Net cash provided by (used in) operating activities	130,617	93,492	101,583

INVESTING ACTIVITIES:
Additions to property and equipment	(8,553)	(9,281)	(13,713)
Proceeds from sale of property, equipment, intangibles and other assets	33,991	97	337
Purchases of radio station assets	(374)	(268,308)	(30,004)
Deferred charges and other assets	(1,110)	(2,436)	(491)
Purchases of investments	—	(68)	(50)
Proceeds from investments	251	2,857	29
Proceeds from insurance recovery	3,590	1,844	—
Station acquisition deposits and costs	4,149	1,419	(1,254)
Net cash used in investing activities	31,944	(273,876)	(45,146)

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(amounts in thousands)

	Years Ended December 31,
	2008	2007	2006

FINANCING ACTIVITIES:
Deferred financing expenses related to bank facility and senior subordinated debt	—	(4,691)	(762)
Proceeds from issuance of long-term debt	56,000	933,500	167,000
Payments of long-term debt	(129,522)	(636,021)	(68,019)
Retirement of senior subordinated debt	(58,633)	—	—
Purchase of the Company’s common stock	(13,944)	(55,001)	(100,499)
Proceeds from issuance of employee stock plan	278	396	493
Proceeds from the exercise of stock options	—	530	522
Purchase of vested restricted stock units	(1,375)	(1,290)	—
Payment of dividend equivalents on vested restricted stock units	(917)	(96)	—
Payment of dividends	(21,583)	(57,992)	(60,448)
Tax benefit for vesting of restricted stock unit awards	474	1,199	—
Net cash provided by (used in) financing activities	(169,222)	180,534	(61,713)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,661)	150	(5,276)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,945	10,795	16,071
CASH AND CASH EQUIVALENTS, END OF YEAR	$4,284	$10,945	$10,795

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$44,612	$49,752	$42,650
Income taxes paid	$22	$497	$302

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES -

In connection with the issuance of restricted stock (net of forfeitures), the Company issued 0.5 million, 0.5 million, 0.7 million units of common stock (excluding units issued under the Option Exchange Program) for the years ended December 31, 2008, 2007 and 2006, respectively.  The issuance of these restricted stock units will result in an increase to the Company’s additional paid-in-capital over the vesting period of the restricted stock units of $5.1 million, $12.3 million and $16.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             BASIS OF PRESENTATION AND ORGANIZATION

Nature Of Business — Entercom Communications Corp. (the “Company”) is one of the largest radio broadcasting companies in the United States, based upon revenues, with a nationwide portfolio in excess of 100 radio stations in 23 markets including San Francisco, Boston, Seattle, Denver, Sacramento, Portland, Indianapolis, Kansas City, Milwaukee, Austin, Norfolk, Buffalo, New Orleans, Memphis, Providence, Greensboro, Greenville/Spartanburg, Rochester, Madison, Wichita, Wilkes-Barre/Scranton, Springfield and Gainesville/Ocala.

2.             SIGNIFICANT ACCOUNTING POLICIES

Principles Of Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are 100% owned. All inter-company transactions and balances have been eliminated in consolidation.  The Company also considers the applicability of Financial Accounting Standards Board (“FASB”) Financial Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which would include any variable interest entities that are required to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity (“VIE”). A variable interest entity is an entity for which the primary beneficiary’s interest in the entity can change with changes in factors other than the amount of investment in the entity. From time to time, the Company enters into time brokerage agreements in connection with pending acquisitions or dispositions of radio stations and the requirements of FIN 46R may apply, depending on the facts and circumstances related to each transaction. As of December 31, 2007, FIN 46R applied to the transaction with Bonneville International Corporation (“Bonneville”) whereby certain radio stations in Cincinnati, Ohio were divested on March 14, 2008 (see Note 4).

Reportable Segment - The Company operates under one reportable business segment, radio broadcasting, for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance.

Management’s Use Of Estimates — The preparation of consolidated financial statements, in accordance with generally accepted accounting principles, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates and assumptions are used for, but not limited to: (1) asset impairments, including broadcasting licenses and goodwill; (2) income tax valuation allowances; (3) uncertain tax positions; (4) allowance for doubtful accounts; (5) self-insurance reserves; (6) fair value of equity awards; (7) estimated lives for tangible and intangible assets; and (8) contingency and litigation reserves. The Company’s accounting estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The accounting estimates will change as new events occur, as more experience is acquired and as more information is obtained.  The Company will evaluate and update assumptions and estimates on an ongoing basis and may use outside experts to assist in the Company’s evaluation, as considered necessary. Actual results could differ from those estimates.

Income Taxes — The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the liability method of accounting for deferred income taxes.  Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded for a net deferred tax asset balance when it is more likely than not that the benefits of the tax asset will not be realized.  The Company continues to assess the need for its deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustment to the deferred tax asset valuation allowance would be recorded in the income statement of the period that the adjustment is determined to be required. For a discussion of FIN 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” which was effective for the Company as of January 1, 2007, see Note 7, Income Taxes.

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

For the years ended December 31, 2008, 2007 and 2006, the depreciation and amortization expense for property and equipment was $16.3 million, $15.3 million and $15.1 million, respectively.

In connection with the relocation and consolidation of a studio facility and the relocation of a transmitter site, as of December 31, 2008, the Company has construction commitments outstanding that total $0.6 million.

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

As of December 31, 2008 and 2007, the Company recorded: (1) current unearned revenues in the amounts of $1.4 million and $0.3 million, respectively, which amounts as of December 31, 2008 and 2007 are included in the balance sheets under other current liabilities of $5.7 million and $4.3 million, respectively; and (2) long-term unearned revenues in the amounts of $0.7 million and $0.3 million, respectively, which amounts as of December 31, 2008 and 2007 are included in the balance sheets under other long-term liabilities..

Comprehensive Income — The Company’s comprehensive income (loss) consists of net income (loss) and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company recorded to the statements of comprehensive income (loss): (1) an unrealized loss on derivatives of $15.3 million for the year ended December 31, 2008 (a valuation allowance of $6.0 million was established against the income tax benefit); and (2) an unrealized gain on investments of $0.2 million for the year ended December 31, 2008 and unrealized losses of $0.4 million and $1.4 million for the years ended December 31, 2007 and 2006, respectively.  As of December 31, 2008, the Company’s comprehensive loss of $15.3 million consisted of a net unrealized loss from interest rate derivative transactions and as of December 31, 2007, the Company’s comprehensive loss of $0.1 million consisted of net unrecognized loss on investments.

Concentration Of Risk — For the year ended December 31, 2008, six of the Company’s 23 market clusters (Boston, San Francisco, Portland, Seattle, Sacramento and Kansas City) generated in excess of 50% of the Company’s net revenues. For the year ended December 31, 2007, six of the Company’s 23 market clusters (Boston, Seattle, Portland, Sacramento, Kansas City and San Francisco) generated in excess of 50% of the Company’s net revenues.  For the year ended December 31, 2006, five of the Company’s 23 market clusters (Boston, Seattle, Sacramento, Portland and Kansas City) generated in excess of 50% of the Company’s net revenues.

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

Debt Issuance Costs — The costs related to the issuance of debt are capitalized and accounted for as interest expense over the lives of the related debt. For the years ended December 31, 2008, 2007 and 2006, the Company recognized interest expense related to amortization of debt issuance costs, excluding the expense for the early extinguishment of debt, of $1.6 million, $1.7 million and $1.3 million, respectively, which amounts were included in interest expense in the accompanying consolidated statements of operations.

Extinguishment Of Debt — For the year ended December 31, 2008, the Company recorded a gain of $6.9 million to the statement of operations on the partial extinguishment of the Company’s Senior Subordinated Notes (the “Notes”) (net of the write-off of deferred financing costs of $0.9 million). For the year ended December 31, 2007, the Company recorded a loss on extinguishment of debt of $0.5 million to the statement of operations as the Company entered into a new senior credit facility that replaced the Company’s existing credit facility (see Note 8). At such time as the Company amends, appends or replaces, in part or in full, its credit agreement, the Company reviews its unamortized financing costs, to determine the amount subject to extinguishment under the provisions of The Emerging Issues Task Force (“EITF”) No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.”

Corporate General And Administrative Expense — Corporate general and administrative expense consists of corporate overhead costs and non-cash compensation expense. Included in corporate general and administrative expenses are those costs not specifically allocable to any of the Company’s individual business properties.

Time Brokerage Agreement (“TBA”) (Income) Fees — TBA (income) fees consist of fees paid or received under agreements which permit an acquirer to program and market stations prior to acquisition. The Company sometimes enters into such agreements prior to the consummation of station acquisitions and dispositions. For those radio stations operated by the Company prior to acquisition, for the years ended December 31, 2008, 2007 and 2006, the Company recorded: (1) TBA fees of under $0.1 million, $15.3 million and $2.8 million, respectively; (2) net revenues of $6.1 million, $53.4 million and $7.1 million, respectively; and (3) station operating expenses of $3.6 million, $32.7 million and $5.8 million, respectively. For those radio stations operated by a buyer prior to disposition by the Company, for the years ended December 31, 2008 and 2007, the Company recorded TBA income of $0.2 million and $1.3 million, respectively.

Barter Transactions — The Company provides advertising broadcast time in exchange for certain products, supplies and services. The terms of the exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time on regular terms. The Company includes the value of such exchanges in both broadcasting net revenues and station operating expenses. Barter valuation is based upon management’s estimate of the fair value of the products, supplies and services received. For the years ended December 31, 2008, 2007 and 2006, amounts reflected under barter transactions were: (1) barter revenues of $4.1 million, $4.3 million and $4.4 million, respectively; and (2) barter expenses of $4.2 million, $4.2 million and $4.6 million, respectively.

Business Combinations — The Company accounts for business combinations under the provisions of SFAS No. 141, “Business Combinations.”  The Company has historically used the purchase method to account for all business combinations.

SFAS No. 141 provides the criteria to recognize intangible assets apart from goodwill.  Other than goodwill, the Company uses a direct value method to determine the fair value of all intangible assets required to be recognized under SFAS No. 141 and to be tested for impairment under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  The Company also applies SEC guidance on the use of the residual method to value acquired intangible assets other than goodwill in a business combination (EITF Topic D-108).  See Note 2, Recent Accounting Pronouncements, for a discussion of SFAS No. 141R that will be effective for the Company as of January 1, 2009.

Leases — The Company accounts for operating leases under several different provisions, which are as follows:

The Company reviews its studio and tower real property leases to determine if the leases should be treated as capitalized leases under the provisions of SFAS No. 13.  As of December 31, 2008, the Company did not have any outstanding capitalized studio and tower assets that would result in any capital lease obligations.

The provisions of SFAS No. 13,  “Accounting for Leases,” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” require the Company to: (1) recognize escalated rents, including any rent holidays, on a straight-line basis over the term of the lease for those lease agreements from which the Company receives the right to control the use of the entire leased property at the beginning of the lease term; and (2) recognize amortization expense over the shorter of the economic lives of the leasehold assets or the lease term, excluding any lease renewals unless the lease renewals are reasonably assured.  As of December 31, 2008 and 2007, the deferred rent liabilities were $3.4 million and $2.7 million, respectively, and are included in other under long-term liabilities.

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

Under the provisions of FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” the Company accounts for rental costs associated with ground or building operating leases, that are incurred during a construction period, as rental expense and includes these costs in income from continuing operations.

Asset Retirement Obligations — Under the guidance of FIN 47, “Accounting for Conditional Asset Retirement Obligations,” that is an interpretation of SFAS No. 143, “Asset Retirement Obligations,” uncertainty about the timing and/or method of settlement, as they are conditional on a future event that may or may not be within the control of the entity, is factored into the measurement of the asset retirement obligation when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

Cash And Cash Equivalents — Cash and cash equivalents consist primarily of amounts held on deposit with financial institutions, including investments held in financial institutions in immediately available money market accounts and all highly liquid debt instruments with initial maturities of three months or less.

Accounts Receivable And Related Allowance For Doubtful Accounts — Accounts receivable are comprised primarily of  advertising that has aired on the Company’s radio stations but for which payment has not been collected, net of agency commissions, and an estimated allowance for doubtful accounts. Advertisers are generally invoiced for the advertising after the advertisements are aired. An allowance for doubtful accounts is recorded using several factors including management’s judgment of the collectibility of the accounts receivable, historical information, relative improvements or deteriorations in the age of the accounts receivable and changes in current economic conditions.

The accounts receivable balance and reserve for doubtful accounts, as of December 31, 2008 and 2007, are presented in the following table:

	December 31,	December 31,
	2008	2007
	(amounts in thousands)

Accounts receivable	$79,830	$93,035
Allowance for doubtful accounts	(4,476)	(2,746)
Accounts receivable, net of allowance for doubtful accounts	$75,354	$90,289

As of December 31, 2008 and 2007, the Company has recorded accounts receivable credits in the amounts of $1.9 million and $2.7 million, respectively, which amounts as of December 31, 2008 and 2007 are included in the balance sheets under other current liabilities of $5.7 million and $4.3 million, respectively.

The following table presents the changes in the allowance for doubtful accounts for the years ended December 31, 2008, 2007 and 2006:

Year Ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Year
	(amounts in thousands)
December 31, 2008	$2,746	$4,594	$(2,864)	$4,476
December 31, 2007	3,009	3,322	(3,585)	2,746
December 31, 2006	3,514	2,745	(3,250)	3,009

Derivative Financial Instruments — The Company accounts for derivative financial instruments under the provisions of SFAS No. 133 “Accounting for Derivative and Hedging Activities,” that was amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 established accounting and reporting standards for (1) derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives; and (2) hedging activities (see Note 9).  See Recent Accounting Pronouncements, SFAS No. 133 Derivatives Implementation Group (“DIG”) No. E23.

Share-Based Compensation —The Company applies the provisions of SFAS No. 123R,”Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchase plan purchases based on estimated fair values.

In December 2007, the SEC issued the use under certain circumstances of a simplified method in developing an estimate of the expected term of certain stock options in accordance with SFAS No. 123R.

Investments — For those investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” For those investments in which the Company does not have a significant influence, the Company accounts for its investments in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Under SFAS No. 115, the investment is classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and, depending upon the classification, is carried at fair value based upon quoted market prices or historical cost when quoted market prices are unavailable.

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

Insurance And Self-Insurance Liabilities — The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, property, director and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering claims experience, demographic factors, severity factors, outside expertise and other actuarial assumptions. For any legal costs expected to be incurred in connection with a loss contingency, the Company recognizes the expense as incurred.

Recognition Of Insurance Recoveries — The Company recognizes insurance recoveries when all of the contingencies related to the insurance claims have been satisfied.

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

Recent Accounting Pronouncements —

FAS No. 162

In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which establishes a hierarchy of generally accepted accounting principles (“GAAP”) for entities to follow.  FAS No. 162 explains how to resolve conflicts when the guidance in one standard seemingly conflicts with another standard. This pronouncement was effective for the Company in November 2008. The adoption of FAS No. 162 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

FAS No. 142-3

In April 2008, the FASB issued FAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of recognized intangible assets under FAS No. 142, “Goodwill and Other Intangible Assets.”  FAS No. 142-3, which requires expanded disclosure regarding the determination of intangible asset useful lives, also improves the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R. FAS No. 142-3 is effective for the Company on January 1, 2009. The impact to the Company would be limited to the application of this standard to future acquisitions.

FAS No. 161

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” FAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in FAS No. 161 is effective on January 1, 2009. The Company will include the relevant disclosures in its financial statements beginning with the first quarter in 2009.

FAS No. 160

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51.”  FAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  FAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively.  FAS No. 160 is effective for the Company as of January 1, 2009.  The adoption of FAS No. 160 did not have an impact on the Company’s financial position, results of operations or cash flows.

SFAS 133 DIG No. E23

In December 2007, the FASB approved FAS 133 DIG No. E23 for issuance of certain clarifications on the use of the shortcut method for measuring effectiveness under paragraph 68(b) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its interaction with FAS No. 157, “Fair Value Measurements.” See Note 2 below for further discussion of FAS No. 157. The Company has applied this guidance prospectively to interest rate transactions upon the adoption of FAS No. 157 on January 1, 2008.

FAS No. 141R

In December 2007, the FASB issued FAS No. 141R, “Business Combinations,” that will significantly change how business combinations are accounted for through the use of fair values in financial reporting and will impact financial statements both on the acquisition date and in subsequent periods.  FAS No. 141R is effective for the Company as of January 1, 2009 for all business combinations that will close on or after January 1, 2009.

EITF No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

On June 27, 2007, the EITF reached a consensus on accounting for income tax benefits of dividends on share-based payment awards. Certain stock-based compensation arrangements contain provisions that entitle an employee to receive dividends on the unvested portion of the awards. Under the provisions of SFAS No. 123R, “Share-Based Payment,” such dividend features are factored into the value of the award at the grant date and, to the extent that an award is expected to vest, the dividends are charged to retained earnings. Under United States tax law, however, such dividend payments are generally considered additional compensation expense when they are paid to employees and, therefore, are generally deductible by the employer on a current basis for tax purposes. Under EITF No. 06-11, a realized tax benefit from dividends or dividend equivalents that are charged to retained earnings and paid to employees for equity-classified unvested equity shares, unvested equity share units, and outstanding share options should be recognized as an increase to additional paid-in capital. Those tax benefits are considered windfall tax benefits under SFAS No. 123R.  This guidance was effective for the Company on January 1, 2008. The adoption of EITF No. 06-11 did not have a material effect on the Company’s financial position and results of operations or cash flows.

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

3.             INTANGIBLE ASSETS AND GOODWILL

(A) Indefinite-Lived Intangibles

Under the provisions of SFAS No. 142, goodwill and certain intangible assets are not amortized. Instead, these assets are reviewed at least annually for impairment or more frequently when other conditions suggest impairment may have occurred, and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company has determined that broadcasting licenses are deemed to have indefinite useful lives.

Change In Annual Testing Period For Broadcasting Licenses And Fourth Quarter 2008 Interim Impairment Test

As previously disclosed, in 2009, the Company intends to modify the period when it performs its annual broadcasting licenses impairment test from the first quarter to the second quarter.  With this change, the Company will be able to perform its annual impairment test in the same quarter for both broadcasting licenses and goodwill.  In the fourth quarter of 2008, the Company performed an interim test of broadcasting licenses so that an annual test in the second quarter of 2009 would not exceed a period of one year since the annual test was last performed.

In connection with the preparation of the Company’s annual financial statements, the Company determined that it was appropriate to perform an interim valuation of broadcasting licenses and goodwill during the fourth quarter of 2008 pursuant to SFAS No. 142, due to several factors which included, but were not limited to: (1) the continued decline in the price of the Company’s Class A common stock and the common stock of others in the industry; (2) the decline in the selling prices of radio stations; (3) the reduction in the forecasted growth of advertising revenues for the radio industry; (4) the continued decline in revenues and operating profit margins for many of the Company’s radio stations; and (5) a higher cost of debt as a result of lower debt ratings for the industry and a higher cost of equity due to the faltering credit markets.

(1)         Broadcasting Licenses

Broadcasting Licenses Impairment For The Year Ended December 31, 2008

During the fourth quarter of 2008, the Company determined that the fair value of the broadcasting licenses was less than the amount reflected in the balance sheet for each of its markets (each market’s broadcasting licenses were a single unit of accounting), other than Seattle, and recorded an impairment loss of $645.3 million. The impairment loss was indicative of a trend in the broadcast industry and was not unique to the Company. Factors that contributed to the impairment loss were changes in estimates and assumptions since the most recent annual test in the first quarter of 2008, including but not limited to: (1) a decrease of up to 50% in advertising revenue growth projections to the low single digits for the broadcasting industry; (2) a decrease in operating profit margins of up to 4 percentage points; and (3) an increase in the cost of capital by 25% to the low double digits from the high single digits.

The amount of unamortized broadcasting licenses reflected in the balance sheet as of December 31, 2008 was $768.6 million. If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s broadcasting licenses below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges, which may be material, in future periods.

During the second quarter of 2008, in connection with the Company’s annual review of its goodwill as described in Note 3 below, the Company determined that the fair value of several of its markets’ broadcasting licenses was impaired under the second step of its goodwill analysis. As a result, the Company recorded an impairment loss in the Denver, Greenville, Indianapolis and Memphis markets on an aggregate basis of $117.0 million and reduced its carrying value of broadcasting licenses. Contributing factors to the impairment were a decline in the available advertising dollars in these markets and its effect on the Company’s operations, coupled with changes in the anticipated growth of these markets.

Except as otherwise described herein, during the first quarter of 2008, the Company completed the non-amortizing intangible asset impairment test for broadcasting licenses and determined that the fair value of the broadcasting licenses was equal to or greater than the amount reflected in the balance sheet for each of the Company’s markets.  Based upon these results, no impairment charges were recorded.

During the first quarter of 2008, the Company reviewed its carrying amount for the Rochester assets held for sale at that time and determined that an aggregate impairment loss for broadcasting licenses of $6.4 million was necessary due to: (1) the continued decline in advertising revenues; (2) the filing of an application with the FCC to place these stations into a disposition trust; and (3) the potential for a forced sale by the disposition trustee (see Note 16, Assets Held for Sale and Discontinued Operations, as of December 31, 2007).  The impairment loss was reflected in the statement of operations as discontinued operations.

Broadcasting Licenses Impairment For The Year Ended December 31, 2007

The Company completed the non-amortizing intangible asset impairment test for broadcasting licenses and determined that the fair value of the broadcasting licenses was less than the amount reflected in the balance sheet for several of the markets tested, including New Orleans, Greensboro and Norfolk. As a result, the Company recorded an impairment loss of $38.7 million. Contributing factors to the impairment loss were a decline in the available advertising dollars in these markets and its effect on the Company’s operations, coupled with changes in the anticipated growth of these markets. In addition, the broadcasting licenses in New Orleans were impacted by the longer-than-expected economic recovery of the region after Hurricane Katrina.

Broadcasting Licenses Impairment For The Year Ended December 31, 2006

Based upon the results of the first quarter annual broadcasting license impairment test, no impairment charges were recorded.

Broadcasting Licenses Fair Value Methodology

                The Company performed its annual impairment test on its broadcasting licenses in the first quarter of each year by evaluating its broadcasting licenses for impairment at the market level using the direct method. EITF No. 02-07 states that separately recorded indefinite-lived intangible assets should be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset. The Company operates its broadcasting licenses in each market as a single asset and determines the fair value by relying on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The fair value contains assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables would include, but not be limited to: (1) the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values.

The following table presents the changes in broadcasting licenses for each of the years ended December 31, 2008, 2007 and 2006:

Carrying
Amount
(amounts in
thousands)

Balance at December 31, 2005	$1,321,598
Acquisitions during 2006	29,791
Balance at December 31, 2006	1,351,389
Acquisitions during 2007	240,384
Deconsolidated entities in 2007	(109,419)
Assets held for sale in 2007	(126,685)
Loss on impairment during 2007	(38,686)
Balance at December 31, 2007	1,316,983
Acquisitions during 2008	210,358
Reversal of assets held for sale in 2008	3,650
Loss on impairment during 2008	(762,345)
Balance at December 31, 2008	$768,646

(2)         Goodwill

Goodwill Impairment For The Year Ended December 31, 2008

                During the fourth quarter of 2008, the Company performed an interim impairment test of its goodwill and determined under the second step that the fair value of the Company’s goodwill was less than the amount reflected in the balance sheet for three of the markets tested (each market is a reporting unit), including Greenville, Indianapolis and Memphis, and recorded an impairment loss of $5.8 million. Factors that contributed to the impairment loss were changes in estimates and assumptions since the most recent annual test in the second quarter of 2008, including but not limited to: (1) a decrease of up to 50% in advertising revenue growth projections to the low single digits for the broadcasting industry; (2) a decrease in operating profit margins of up to 7 percentage points; and (3) an increase in the cost of capital by 25% to the low double digits from the high single digits.

                In determining which markets to test prior to the second step as described above, the Company computed the enterprise value by applying an estimated market multiple of mid to higher single digits (which was a decrease from the market multiple of low double digits that was used in the test during the second quarter of 2008) to the operating performance of each reporting unit.  The Company applied the same market multiple consistently across all reporting units and determined that 15 of 23 markets tested may be impaired.  Factors contributing to the determination of the reporting unit’s operating performance were historical performance and/or management’s estimates of future performance.

                Goodwill reflected in the balance sheet as of December 31, 2008 was $45.1 million.  If actual market conditions are less favorable than those projected by the industry or the Company, or if an event occurs or circumstances change that would reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods.

                During the second quarter of 2008, the Company performed its annual impairment test and, as a result, the Company recorded an impairment loss of $67.6 million on an aggregate basis for the Denver and Indianapolis markets.  Contributing factors to the impairment were a decline in the available advertising dollars in these markets and its effect on the Company’s operations, coupled with changes in the anticipated growth of the broadcasting industry and their impact on prices paid for radio stations.

During the first quarter of 2008, the Company reviewed its carrying amount for the Rochester assets held for sale at that time and determined that an impairment loss for goodwill of $0.3 million was necessary due to: (1) the continued decline in advertising revenues; (2) the filing of an application with the FCC to place these stations into a disposition trust; and (3) the potential for a forced sale by the disposition trustee (see Note 16, Assets Held for Sale and Discontinued Operations, as of December 31, 2007). The impairment loss was reflected in the statement of operations as discontinued operations.

Goodwill Impairment For The Year Ended December 31, 2007

                The Company performed its annual impairment test during the second quarter of 2007 and determined that it was necessary to record an impairment loss of $45.3 million for the Denver market. A contributing factor to the impairment was a decline in the advertising dollars in the Denver market and its effect on the Company’s operations.

For The Year Ended December 31, 2006

                Based upon the results of the second quarter annual goodwill impairment test, no impairment charges were recorded.

Goodwill Fair Value Methodology

                The Company performs its annual impairment test during the second quarter of each year by using a radio market as the reporting unit; and comparing the fair value for each reporting unit with the amount reflected on the balance sheet. If the fair value for any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to the amount reflected in the balance sheet. For each of the years ended December 31, 2008, 2007 and 2006,  the Company determined the reporting unit as a radio market and compared the fair value of each market to the amount reflected in the balance sheet for each market.

                To determine the fair value, the Company uses an income or market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.

                To determine the fair value of the Company’s reporting units requires the Company’s judgment about assumptions and estimates that are highly subjective and that are based upon unobservable inputs. The actual results may differ from these assumptions and estimates; and it is possible that such differences could have a material impact on the Company’s financial statements. In addition to the various inputs that the Company uses to determine the fair value of its broadcasting licenses and goodwill (e.g. market growth, operating profit margins and discounts rates), the Company evaluates the reasonableness of its assumptions by: (1) comparing the total fair value of all of the Company’s reporting units to the Company’s total market capitalization; and (2) comparing the fair value of the Company’s reporting units to recent sales of radio stations.

                The following table presents the changes in goodwill for each of the years ended 2008, 2007 and 2006:

Carrying
Amount
(amounts in
thousands)

Balance at December 31, 2005	$157,227
Acquisitions during 2006	15
Balance at December 31, 2006	157,242
Acquisitions during 2007	7,733
Deconsolidated entities in 2007	(3,771)
Assets held for sale in 2007	(237)
Loss on impairment during 2007	(45,353)
Balance at December 31, 2007	115,614
Acquisitions during 2008	2,807
Loss on impairment during 2008	(73,371)
Balance at December 31, 2008	$45,050

(B) Definite-Lived Intangibles

                The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, and acquired advertising contracts that are amortized in accordance with SFAS No. 142. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the years ended December 31, 2008, 2007 and 2006, the Company reviewed the carrying value and the useful lives of these assets and did not record any impairment expense related to the carrying amount of the assets. The amount of the amortization expense for definite-lived intangible assets was $2.9 million, $0.8 million and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

                As of December 31, 2008 and 2007, the Company reflected $0.9 million and $1.7 million, respectively, in unamortized definite-lived assets, which amounts are as follows and are included in deferred charges and other assets on the balance sheet.  For a listing of the assets comprising deferred charges and other assets, refer to Note 6.

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(amounts in thousands)

Advertiser lists and customer relationships	$656	$575	$81
Acquired advertising contracts	6,352	6,352	—
Permits, patents and trademarks	13	9	4
Deferred contracts and other agreements	1,618	761	857
Total	$8,639	$7,697	$942

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(amounts in thousands)

Advertiser lists and customer relationships	$600	$536	$64
Acquired advertising contracts	4,313	3,695	618
Permits, patents and trademarks	13	6	7
Deferred contracts and other agreements	1,618	606	1,012
Total	$6,544	$4,843	$1,701

                The following table presents the Company’s estimate of amortization expense for definite-lived assets for each of the five succeeding years ended December 31:

Definite-
Lived
Assets
(amounts in
thousands)
Years ending December 31,
2009	$157
2010	124
2011	83
2012	80
2013	53
Thereafter	445
Total	$942

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

Acquisitions For The Year Ended December 31, 2008

Acquisition Of Three Stations In San Francisco, California, In Exchange For Four Stations In Cincinnati, Ohio, And Three Stations In Seattle, Washington

                On March 14, 2008, the Company completed an exchange transaction with Bonneville International Corporation (“Bonneville”) to acquire three stations in San Francisco, California, and $1.0 million in cash in exchange for four radio stations in Cincinnati, Ohio, and three radio stations in Seattle, Washington. The fair value of the assets acquired, in exchange for the assets disposed, was accounted for under FAS No. 141, which resulted in a fair value of $220.0 million.

On February 26, 2007, the Company commenced operations of the San Francisco stations pursuant to a TBA, and Bonneville commenced operations of the Cincinnati and Seattle stations pursuant to a TBA. During the period of the TBA, the Company: (1) included net revenues and station operating expenses associated with operating the San Francisco stations in the Company’s financial statements; and (2) excluded net revenues and station operating expenses associated with operating the Cincinnati stations and three of the Seattle stations in the Company’s condensed consolidated financial statements. TBA income and TBA fees were equal in amount under the TBA agreements (other than the first three months when TBA income exceeded TBA expense by $0.3 million).  During the period subsequent to the acquisition of the Cincinnati stations, there were no revenues or station operating expenses reported by the Company, as Bonneville operated these stations pursuant to a TBA.

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

                These assets were reviewed for impairment as described in Note 3, Intangible Assets And Goodwill.

Dispositions For The Year Ended December 31, 2008

Rochester, New York

                On July 14, 2008, the Company completed the sale of three radio stations, WRMM-FM, WZNE-FM and WFKL-FM, for $12.2 million in net cash proceeds.  Pursuant to a TBA and an agreement of sale dated April 28, 2008, the buyer commenced operation of these stations on May 1, 2008. During the third quarter of 2008, the Company recorded a $0.7 million gain on the disposition, which amount was recorded as discontinued operations. As of December 31, 2007, these assets were reflected as assets held for sale. Upon completion of this transaction, the Company continues to own and operate five radio stations in the Rochester market.

                As background on this disposition, on November 30, 2007, the Company purchased from CBS Radio Stations Inc. (“CBS”) the assets of four radio stations serving the Rochester radio market. Under certain regulatory requirements, the Company agreed to divest three radio stations, two of which were radio stations acquired from CBS.

Austin, Texas

                On January 15, 2008, the Company sold the radio station assets of KLQB-FM, formerly KXBT-FM, in Austin, Texas, for $20.0 million in cash.  The buyer had operated this station under a TBA since February 26, 2007. The Company believes that the divestiture of this station will not alter the competitive position of the remaining three stations the Company currently operates in this market.  No gain or loss was reported on the sale.  As of December 31, 2007, these assets were reflected as assets held for sale.

                As background on this disposition, on November 30, 2007, the Company purchased from CBS the assets of four radio stations serving the Austin radio market.

Acquisitions For The Year Ended December 31, 2007

Springfield, Massachusetts, Acquisition

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

Cincinnati, Ohio, Exchange

                On December 5, 2007, the Company completed a transaction with Cumulus Media Partners LLC (“Cumulus”) to exchange WGRR-FM, a radio station included in the CBS acquisition noted below, for WSWD-FM and certain other intellectual property.  WSWD-FM, with a frequency of 94.9 on the FM band, had several recent call letter changes (in most recent order, formerly WYGY-FM and WPRV-FM). Each of the stations included in the exchange, WGRR-FM and WSWD-FM, serves the Cincinnati, Ohio, radio market. Concurrently with entering into the asset exchange agreement, the Company also entered into reciprocal TBAs. Pursuant to these TBAs, on November 1, 2006, the Company commenced operations of

WSWD-FM, and Cumulus commenced operations of WGRR-FM. The Company included the net revenues and station operating expenses associated with operating WSWD-FM in the Company’s consolidated financial statements for the years ended December 31, 2007 and 2006. Under the asset purchase agreement and the TBA, there were very few employees hired and a minimal number of contracts assumed.

                The fair value of the assets acquired in exchange for the assets disposed, were accounted for under FAS No. 141, which resulted in a fair value of $31.0 million.  WSWD-FM, together with the other acquired Cincinnati radio station assets from CBS, was disposed of on March 14, 2008, in connection with the Bonneville transaction described above. The WSWD-FM assets acquired from Cumulus were not amortized during the years ended December 31, 2008 and 2007 as these assets were part of a disposal group under the provisions of SFAS No. 144.

                For this acquisition and disposition, the aggregate purchase price was allocated as follows:

	Assets	Assets
	Acquired	Disposed
	(amounts in thousands)

Equipment	$208	$206
Total tangible assets	208	206

Acquired advertising contracts	—	5
Broadcasting licenses	30,787	30,787
Goodwill	5	2
Total intangible assets	30,792	30,794

Total purchase price	$31,000	$31,000

Austin, Texas; Cincinnati, Ohio; And Memphis, Tennessee, Acquisition

                On November 30, 2007, the Company acquired from CBS the assets of eleven radio stations serving the Memphis, Austin and Cincinnati radio markets for a purchase price of $220.0 million in cash. The funds used to complete this transaction were borrowed under the Company’s senior credit facility. The Company recorded $2.8 million of goodwill, which amount is fully deductible for income tax purposes. The Company commenced operations on November 1, 2006 (other than WGRR-FM as described above that Cumulus began operating on November 1, 2006 under a TBA with the Company). The net revenues, station operating expenses and TBA fees associated with operating these stations were included in the consolidated financial statements for the years ended December 31, 2007 and 2006.  With this acquisition, the Company entered into two new radio markets: Austin and Cincinnati (the Company exited the Cincinnati market in February 2007). In Memphis, the acquisition of three radio stations from CBS adds to the three radio stations that the Company currently owns and operates in this market.  The Company believes that this acquisition provided: (1) an opportunity to increase the market share of the Memphis radio stations; (2) an improvement in the Company’s geographical diversity; and (3) an improvement in the Company’s ability to compete more effectively on a national basis.

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

                As of December 31, 2007, the assets reflected in the deconsolidated subsidiary in the amount of $119.3 million consisted of four radio stations in Cincinnati and the assets acquired and held for sale in the amount of $20.1 million consisted of one station in Austin, KLQB-FM (formerly KXBT-FM). These assets were not amortized during the years ended December 31, 2008 and 2007 as these assets were part of a disposal group under the provisions of SFAS No. 144.

Rochester, New York, Acquisition

                On November 30, 2007, the Company acquired from CBS the assets of four radio stations serving the Rochester radio market for a purchase price of $42.0 million in cash. The funds used to complete this transaction were borrowed under the Company’s senior credit facility. The Company recorded $0.7 million of goodwill, which amount is fully deductible for income tax purposes. The acquisition of these four radio stations from CBS added to the four radio stations that the Company currently owned and operated in this market.

                Under the Communications Act (the “Act”), the FCC imposes specific limits on the number of commercial radio stations an entity can own in a single market. Due to these restrictions, the Company cannot own or operate more than five FM radio stations in this market. In addition, the Company is required to meet certain requirements under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  In connection therewith, the Company agreed with the U.S. Department of Justice (the “DOJ”) to divest three FM radio stations in this market.  See Note 4 for a discussion of the disposition in Rochester, New York, on July 14, 2008. Upon the divestiture of three radio stations, the Company owns and operates five radio stations in the Rochester, New York, market.  The Company believes that this acquisition, net of the disposition, provides enhanced revenue opportunities and operating efficiencies for the Rochester radio station cluster.

For this acquisition, the aggregate purchase price, including transaction costs of $0.1 million, was allocated as follows:

Description	Amount	Useful Lives
	(in thousands)

Equipment	$1,557	3 to 15 years
Furniture and equipment	122	5 years
Total tangible assets	1,679

Advertiser lists and customer relationships	27	3 years
Acquired advertising contracts	209	less than 1 year
Broadcasting licenses	21,387	non-amortizing
Goodwill	704	non-amortizing
Total intangible assets	22,327

Assets acquired and held for sale	18,116	non amortizing

Total assets	42,122
Asset retirement liability	25	less than 1 year
Total purchase price	$42,097

The following is a summary of the transactions that affected the Rochester market:

Radio Stations	Transaction
WCMF-FM; WPXY-FM; WRMM-FM and WZNE-FM	Company acquired from CBS on November 30, 2007
WFKL-FM; WRMM-FM and WZNE-FM	Company disposed on July 14, 2008

Acquisitions For The Year Ended December 31, 2006

Boston, Massachusetts

On December 29, 2006, the Company acquired the assets of WKAF-FM (formerly WILD-FM), serving the Boston, Massachusetts, radio market for $30.0 million in cash, of which $5.0 million was paid as a deposit on August 21, 2006.  The funds used to complete this transaction were as follows: (1) $23.0 million from funds borrowed under the Company’s senior credit agreement; (2) $5.0 million from the August 21, 2006 deposit; and (3) $2.0 million from available cash. The Company recorded a minimal amount of goodwill, as no employees were hired and no revenue contracts were assumed. With the commencement of the TBA, the Company began simulcasting the format of WAAF-FM (another radio station owned and operated by the Company in this market) on WKAF-FM, thereby providing a complement to the signal coverage of the WAAF-FM format in the Boston metropolitan market. Under the TBA that commenced on August 21, 2006, the Company included the net revenues and station operating expenses in the Company’s consolidated financial statements for the year ended December 31, 2006. There were no TBA fees provided for under the agreement. The Company recorded less than $0.1 million of goodwill, which amount is fully deductible for income tax purposes. Together with this acquisition, the Company owns and operates five radio stations in the Boston, Massachusetts, radio market.

For this acquisition, the aggregate purchase price, including transaction costs of under $0.1 million, was allocated as follows:

Description	Amount	Useful Lives
	(in thousands)

Equipment	$198	5 years
Total tangible assets	198

Broadcasting licenses	29,791	non-amortizing
Goodwill	15	non-amortizing
Total intangible assets	29,806

Total purchase price	$30,004

Supplemental Pro Forma Information

The following supplemental pro forma information presents the consolidated results of operations as if any acquisitions, which occurred during the period as of January 1, 2008 and as of January 1, 2007, had all occurred as of the beginning of each period presented, after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions occurred as of January 1, 2007. For purposes of this presentation, the data does not reflect on a pro forma basis dispositions of radio stations (other than the disposition of: (1) a radio station in Cincinnati to Cumulus as the Company has never operated this station; and (2) the disposition to Bonneville of radio stations in Seattle and Cincinnati as this disposition was in exchange for the assets as described under Note 4).  In addition, the tables reflect, on a pro forma basis, information as if the discontinued operations in Rochester were not discontinued. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Years Ended December 31,
	2008	2007
	Pro Forma	Pro Forma
	(unaudited)
	(amounts in thousands, except per share data)

Net revenues	$440,262	$475,615
Net loss	$(526,801)	$(7,392)
Net loss per common share - basic	$(14.32)	$(0.19)
Net loss per common share - diluted	$(14.32)	$(0.19)

5.             INVESTMENTS

The Company’s investment strategy is to seek long-term strategic investments to enhance its core business. The investments, noted in the table below, are comprised primarily of equity securities for which the Company does not have the ability to exercise significant influence over the operating and financial policies of the investee. These investments are classified as available-for-sale and are carried at fair value based upon quoted market prices or historical cost when quoted market prices are unavailable. The net unrealized gain or loss (net of tax provision) on these investments is reported in the statements of comprehensive income (loss) and as a separate component of shareholders’ equity. Any net realized gains or losses are reported in the statements of operations. When the Company has determined that the value of the investment is other than temporarily impaired, the Company recognizes, through the statement of operations, a loss on investments.

The following table summarizes the activities of the Company’s investments for the years ended December 31, 2008, 2007 and 2006:

Investments
(amounts in thousands)

Balance as of December 31, 2005	$6,251
Additional investment	50
Recovery of investment	(29)
Fair value or cost adjustments	(1,405)
Balance as of December 31, 2006	4,867
Additional investment	68
Recovery of investment	(8)
Divestiture of investment	(2,605)
Fair value or cost adjustments	(421)
Balance as of December 31, 2007	1,901
Additional investment	6
Recovery of investment	(9)
Divestiture of investment	(345)
Fair value or cost adjustments	(154)
Balance as of December 31, 2008	$1,399

For the year ended December 31, 2008, the Company recorded an unrealized gain of $0.1 million (net of an income tax benefit of $0.1 million) in the statements of comprehensive income (loss). For the years ended December 31, 2007 and 2006, the Company recorded unrealized losses of $0.3 million (net of an income tax benefit of $0.1 million) and $0.9 million (net of an income tax benefit of $0.5 million), respectively, in the statements of comprehensive income (loss). For those investments carried at cost, the fair value was not estimated, as no events or circumstances arose that would indicate a change in the fair value of the investment.

Unrealized Gains And Losses As Of December 31, 2008, 2007 and 2006

The following chart reflects the aggregate related fair value of investments, with unrealized gains and or losses that were segregated by the time period over which the investments were in an unrealized gains and/or losses position, including those cost method investments not evaluated for impairment:

December 31, 2008
Aggregate Fair Value of Investments
	Total	With Unrealized Gains and/or (Losses)
	Aggregate	Unrealized Gains		Unrealized (Losses)
	Fair Value of	Less Than	1 year	Less Than	1 year
	Investments	1 Year	or Greater	1 Year	or Greater
(amounts in thousands)
Investments carried at fair value	$—	$—	$—	$—	$—
Investments at cost where fair value was not estimated	1,399	—	—	(154)	—
Investments reflected under the equity method	—	—	—	—	—
	$1,399	$—	$—	$(154)	$—

	December 31, 2007
		Aggregate Fair Value of Investments
	Total	With Unrealized Gains and/or Losses
	Aggregate	Unrealized Gains		Unrealized (Losses)
	Fair Value of	Less Than	1 year	Less Than	1 year
	Investments	1 Year	or Greater	1 Year	or Greater
	(amounts in thousands)
Investments carried at fair value	$345	$—	$203	$(421)	$—
Investments at cost where fair value was not estimated	1,556	—	—	—	—
Investments reflected under the equity method	—	—	—	—	—
	$1,901	$—	$203	$(421)	$—

	December 31, 2006
		Aggregate Fair Value of Investments
	Total	With Unrealized Gains and/or Losses
	Aggregate	Unrealized Gains		Unrealized (Losses)
	Fair Value of	Less Than	1 year	Less Than	1 year
	Investments	1 Year	or Greater	1 Year	or Greater
	(amounts in thousands)
Investments carried at fair value	$3,370	$—	$1,608	$(1,405)	$—
Investments at cost where fair value was not estimated	1,497	—	—	—	—
Investments reflected under the equity method	—	—	—	—	—
	$4,867	$—	$1,608	$(1,405)	$—

6.             DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets, including definite-lived intangible assets, consist of the following for each of the years ended December 31, 2008 and 2007:

	December 31,
	2008	2007	Period of Amortization
	(amounts in thousands)
Debt issuance costs less accumulated amortization of $6,623 in 2008 and $5,979 in 2007	$5,775	$8,340	Term of Debt
Software costs less accumulated amortization of $6,418 in 2008 and $5,221 in 2007	2,455	2,542	3 years
Deferred contracts and other agreements less accumulated amortization of $761 in 2008 and $606 in 2007	857	1,012	Term of contracts
Leasehold premium less accumulated amortization of $937 in 2008 and $848 in 2007	795	884	Term of Lease
Advertiser lists and customer relationships less accumulated amortization of $575 in 2008 and $536 in 2007	80	64	3 years
Permits, patents and trademarks less accumulated amortization of $9 in 2008 and $6 in 2007	5	7	5 years
Acquired advertising contracts less accumulated amortization of $6,352 in 2008 and $3,695 in 2007	—	618	Less than one year
Prepaid assets - long term	1,600	1,800	Not applicable
Note receivable - long term	141	162	Not applicable
Station deposits and acquisition costs	—	4,572	Not applicable
	$11,708	$20,001

The amounts of the amortization expense for deferred charges and other assets, including amortization expense of definite-lived intangible assets as discussed in Note 3 and deferred financing expense, were $5.8 million, $3.1 million and $2.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization expense includes the amortization of computer software costs with an amortization period of three years. The amortization of software costs was $1.2 million, $0.5 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented.

The following table presents the Company’s estimate of amortization expense, for each of the five succeeding years ended December 31, for deferred charges and other assets:

(amounts in
Years ending December 31,	thousands)
2009	3,097
2010	2,791
2011	1,880
2012	949
2013	311
Thereafter	939
Total	$9,967

7.             INCOME TAXES (BENEFIT)

Expected Income Tax (Benefit) Rate

Income tax expense computed using the United States federal statutory rates is reconciled to the reported income tax provisions as follows:

	Years Ended December 31,
	2008	2007	2006
	(amounts in thousands)

Federal statutory income tax rate	35%	35%	35%

Computed tax expense (benefit) at federal statutory rates on income (loss) before income taxes (benefit)	$(260,810)	$(2,695)	$29,205
State income tax expense (benefit), net of federal benefit	(32,042)	435	3,619
Increase in valuation allowance (federal and state)	59,366	—	—
Change in state income tax rates	—	2,910	—
Nondeductible expenses and other	886	539	2,772
State income tax credit associated with the relocation of studio facilities	—	(494)	—
Income taxes (benefit) from continuing operations	$(232,600)	$695	$35,596

The differences between the federal statutory tax rate of 35% and the effective tax rates are primarily due to: (1) increases in valuation allowances; (2) state tax provisions; and (3) permanent differences that are not fully deductible for tax purposes such as meals and entertainment.

Effective Tax Rate

The Company’s tax rate (benefit) for the years ended December 31, 2008, 2007 and 2006, including the effect of permanent differences between income (loss) subject to income tax for book and tax purposes, was (31.2)%, 9.0% and 42.7%, respectively. The Company’s effective tax rate is higher than the federal statutory rate as a result of the inclusion of state taxes and nondeductible expenses in the income tax provision (benefit).

The effective income tax rate in 2008 was negatively impacted by a discrete item of tax of $59.4 million due to an increase in the valuation allowance as described below under Valuation Allowance For Deferred Tax Assets. The effective income tax rate in 2007 was negatively impacted by a discrete item of tax of $2.9 million due to the commencement of operations in 2007 in states which on average have higher income tax rates than in states in which the Company previously operated and the resulting effect on previously reported temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities.  For all years, the effective income tax rate was impacted by: (1) the effect of permanent differences between income subject to income tax for book and tax purposes; (2) limits on the deduction of certain compensation expense; (3) income taxes in certain states where the states’ current taxable income is dependent on factors other than the Company’s consolidated net income; and (4) the effect of recording changes in the Company’s FIN 48 liabilities for interest and penalties subsequent to adoption of FIN 48 on January 1, 2007. The effective tax rate in 2007 was favorably impacted by a deferred tax asset of $0.5 million (net of a valuation allowance of $0.7 million) from a state income tax credit that resulted from the relocation of certain studio facilities in that state.

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

An impairment loss will result in an income tax benefit (before any valuation allowance) during the period incurred as the amortization of broadcasting licenses and goodwill is deductible for income tax purposes.  For the years ended December 31, 2008 and 2007, the Company recorded an income tax benefit of $328.4 million and $33.0 million, respectively, which decreased the Company’s deferred tax liabilities during these periods.  The Company recorded a valuation allowance against the income tax benefit in 2008.

Income Tax Expense

Income tax expense (benefit) from continuing operations for the years ended December 31, 2008, 2007 and 2006 is summarized as follows:

	Years Ended December 31,
	2008	2007	2006
	(amounts in thousands)
From continuing operations:
Current:
Federal	$—	$(8,549)	$(658)
State	—	(384)	279
Total current	—	(8,933)	(379)

Deferred:
Federal	(183,304)	8,575	32,452
State	(49,296)	1,053	3,523
Total deferred	(232,600)	9,628	35,975
Total income taxes (benefit) from continuing operations	$(232,600)	$695	$35,596

Income tax expense (benefit) from discontinued operations for the years ended December 31, 2008, 2007 and 2006 is summarized as follows:

	Years Ended December 31,
	2008	2007	2006
	(amounts in thousands)
From discontinued operations:
Current:
Federal	$—	$8	$172
State	—	1	(73)
Total current	—	9	99

Deferred:
Federal	(1,450)	—	—
State	(392)	—	—
Total deferred	(1,842)	—	—
Total income taxes (benefit) from discontinued operations	$(1,842)	$9	$99

Income Tax Payments, Refunds and Net Operating Loss Carryforwards

The Company received income tax refunds of $14.6 million for the year ended December 31, 2008.  The Company made income tax payments of less than $0.1 million and $0.5 million, respectively, for the years ended December 31, 2008 and 2007.

As of December 31, 2008, the Company has federal net operating loss carryforwards of $20.0 million, which expires in 2028 and state net operating loss carryforwards of $21.7 million, which expires between 2016 and 2027.  In addition the Company has: (1) federal and state capital loss carryforwards of $5.2 million, which expires between 2009 and 2013; and (2) a state tax income tax credit of $1.2 million that expires in 2017. Utilization of the net operating loss carryforwards may be subject to limitations due to the changes in ownership provisions under section 382 of the Internal Revenue Code and similar state provisions.

Deferred Tax Assets And Deferred Tax Liabilities

The income tax accounting process, to determine the deferred tax assets and deferred tax liabilities, involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities based on tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss.

                The tax effects of significant temporary differences that comprise the net deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
	(amounts in thousands)
Deferred tax assets:
Employee benefits	$1,518	$1,760
Deferred compensation	550	—
Provision for doubtful accounts	1,759	1,079
Deferred income	534	—
Total current deferred tax assets before valuation allowance	4,361	2,839
Valuation allowance	(4,201)	—
Total current deferred tax assets-net	160	2,839
Property and equipment and intangibles	36,496	—
Share-based compensation	5,099	5076
Investments - impairments	1,915	1,915
Lease rental obligations	1,353	1,081
Deferred compensation	1,460	1,105
State income tax credits	1,248	1,248
Federal and state income tax loss carryforwards	8,953	423
Deferred income	291	110
Investments - unrealized loss (gains)	—	85
Derivative financial instruments	5,998	—
Other	435	279
Total non-current deferred tax assets before valuation allowance	63,248	11,322
Valuation allowance	(63,248)	(1,610)
Total non-current deferred tax assets-net	—	9,712
Total deferred tax assets	$160	$12,551

Deferred tax liabilities:
Deferred income	$—	$(576)
Other	(160)	(40)
Total current deferred tax liabilities	(160)	(616)
Property and equipment and intangibles	—	(245,291)
Total non-current deferred tax liabilities	—	(245,291)
Total deferred tax liabilities	$(160)	$(245,907)

Total net deferred tax assets (liabilities)	$—	$(233,356)

Valuation Allowance For Deferred Tax Assets

                The Company increased its valuation allowance by $65.8 million to $67.4 million as of December 31, 2008 from $1.6 million as of December 31, 2007, to reflect a valuation allowance for the full amount of the total net deferred tax assets. The increase in the valuation allowance was primarily due to the cumulative losses incurred by the Company over the past three years and the recording of a full valuation reserve against all net deferred tax assets. The valuation allowance as of December 31, 2008 includes $6.0 million for an income tax benefit recorded in other comprehensive income (loss) and $0.5 million for an income tax benefit recorded from an additional paid-in capital pool.

                The Company has also considered future taxable income and ongoing prudent and feasible tax-planning strategies in assessing the need for the valuation allowance.  On a quarterly basis, management assesses whether it remains more likely than not that the deferred tax assets will not be realized.  In the event the Company determines at a future time that it could realize its deferred tax assets in excess of the net amount recorded, the Company will reduce its deferred tax asset valuation allowance and decrease income tax expense in the period when the Company makes such determination.

                As of December 31, 2007, the Company had a valuation allowance of $1.6 million primarily due to: (1) a ten-year limitation for tax purposes on the ability of the Company to realize an income tax credit in a certain state; and (2) a five-year limitation for tax purposes of utilizing a loss on investments for federal and state income tax purposes, as only investment gains can be used to offset these losses.

                The Company has certain non-current deferred tax assets related to the issuance of awards under the Company’s Entercom Equity Compensation Plan (the “Plan”) as described under Note 14, Share Based Compensation. The Company adjusts the deferred tax assets when the share-based award expires.  In addition to the reasons for recording a valuation allowance as described above, the Company may not fully realize the deferred tax assets upon the expiration of the awards due to the current price of the Company’s Class A common stock.

                The following table presents the changes in the deferred tax asset valuation allowance for the years ended December 31, 2008, 2007 and 2006:

		Additions	Additions
	Balance At	Charged To	Charged	Deductions	Balance at
	Beginning of	Costs And	To	From	End of
Year Ended	Year	Expenses	Other	Reserves	Year
	(amounts in thousands)
December 31, 2008	$1,610	$59,366	$6,473	$—	$67,449
December 31, 2007	845	765		—	1,610
December 31, 2006	650	195		—	845

FIN 48, Uncertain Tax Positions

                As of December 31, 2008 and 2007, the Company’s FIN 48 liabilities were $4.3 million (includes interest and penalties of $1.5 million) and $4.2 million (includes interest and penalties of $1.3 million), respectively, which amounts were recorded as long-term liabilities in the balance sheets.  For the years ended December 31, 2008 and 2007, FIN 48 expense (primarily interest and penalty expense) was $0.1 million and $0.2 million, respectively, which amounts were reflected in the consolidated statement of operations as an increase to income tax expense. The Company reviews its estimates on a quarterly basis and any change in its FIN 48 liabilities will result in an adjustment to its income tax expense in the statement of operations in each period measured.

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

                Upon adoption of FIN 48 on January 1, 2007, the Company recorded $1.8 million in expense that was recorded to retained earnings (net of taxes) as a cumulative effect of an accounting change to the Company’s retained earnings. Of this amount, $1.1 million (net of taxes) represented interest and penalties. Together with the previously recorded tax contingencies of $2.2 million as of December 31, 2006, the Company’s FIN 48 liabilities upon adoption were $4.0 million as of January 1, 2007.

The following table presents the gross amount of changes in unrecognized tax benefits under FIN 48 for the years ended December 31, 2008 and 2007 (in thousands):

	Years Ended December 31,
	2008	2007
	Assets	Assets
	(Liabilities)	(Liabilities)
Beginning of year balance	$(3,360)	$(3,516)
Prior year positions
Gross increases	(79)	—
Gross decreases	33	63
Current year positions
Gross increases	—	(95)
Gross decreases	—	188
Settlements with tax authorities	—	—
Reductions due to statute lapse	—	—
End of year balance	$(3,406)	$(3,360)

The gross amount of the Company’s unrecognized tax benefits as of December 31, 2008 and 2007 were $3.3 million and $3.4 million, respectively, which, if recognized, would impact the Company’s effective income tax rate in the period of recognition. The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons including the expiration of statutes of limitations, audit settlements, tax examination activities and the recognition and measurement considerations under FIN 48. The Company does not believe that the total amount of the unrecognized tax benefits will significantly increase or decrease over the next twelve months.

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

                Management believes that the Company has provided sufficient tax provisions for tax periods that are within the statutory period of limitations not previously audited and that are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. There can be no assurance, however, that the ultimate outcome of audits will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

8.             LONG-TERM DEBT

                Long-term debt was comprised of the following at December 31, 2008 and 2007:

	December 31,
	2008	2007
	(amounts in thousands)

Bank Revolver, due June 30, 2012 (A)	$350,000	$423,500
Bank Term, with quarterly principal payments beginning September 2009 (A)	400,000	400,000
Senior Subordinated Notes, due March 1, 2014 (B)	83,500	150,000
Other	197	218
Total	833,697	973,718
Amounts due within one year	(30,023)	(21)
Total long-term debt	$803,674	$973,697

 (A) Senior Debt

Credit Agreement (the “Bank Facility”)

                In June 2007, the Company entered into a credit agreement with a syndicate of banks (currently 19) for a $1,050 million senior secured credit facility that matures on June 30, 2012.  The Bank Facility is comprised of $650 million in revolving credit (the “Revolver”) and a $400 million term loan (“Term A”). The Company is required to make repayments of the Term A beginning September 2009 in quarterly amounts starting at $15 million and increasing to $60 million. The Bank Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly owned subsidiaries (see Note 8(F), Guarantor Financial Information). The Bank Facility requires the Company to comply with certain financial covenants and leverage ratios which are defined terms within the agreement, including: (1) Total Debt to Operating Cash Flow of 6 times; and (2) Operating Cash Flow to Interest Expense of 2 times. Based on the Company’s leverage ratio, the interest rate under the Bank Facility can be: (i) the Eurodollar rate plus a rate that ranges from 0.50% to 1.13%; or (ii) the greater of prime rate plus a rate that ranges from 0.0% to 0.13% or the federal funds rate plus a rate that ranges from 0.50% to 0.63%. The Company also pays a commitment fee that varies, depending on the Company’s leverage ratio and the amount of the unused commitment, to a maximum of 0.35% per year on the average unused balance of the Revolver.

                As of December 31, 2008, the Company had $750.0 million, as well as a $1.5 million letter of credit, outstanding under the Bank Facility. Subject to covenant compliance at the time of each borrowing, the maximum amount available under the Revolver as of December 31, 2008 was $298.5 million. The amount available for borrowing is determined by the Company’s financial covenants, which is impacted by many factors, including but not limited to changes in the Company’s operating performance, acquisitions, dispositions and debt retirement. Assuming the use of the borrowed proceeds has no effect on Operating Cash Flow (as determined under our Bank Facility), as of December 31, 2008, $122.8 million of the $298.5 million is available for borrowing.  The Company believes it will be in compliance in 2009 with the financial covenants or other terms of the Company’s Bank Facility and Senior Subordinates Notes. The current economic crisis has reduced demand for advertising in general, including advertising on the Company’s radio stations.  If the Company’s revenues were to be significantly less than planned due to difficult market conditions or for other reasons, the Company’s ability to maintain compliance with the financial covenants in its credit facilities would become increasingly difficult without remedial measures. Such remedial measures would include management’s plans to further reduce operating costs and opportunistically repurchase Senior Subordinated Notes at a discount. If the Company’s remedial measures were not successful in maintaining covenant compliance, then the Company would negotiate with its lenders for relief, which relief could result in higher interest expense.  Failure to comply with the Company’s financial covenants or other terms of the Bank Facility or Notes and failure to negotiate relief from its lenders could result in the acceleration of the maturity of all outstanding debt. Under these circumstances, the acceleration of the Company’s debt could have a material adverse effect on the Company’s business.

                The weighted average interest rate under the senior debt at December 31, 2008 and 2007, before taking into account the subsequent year’s impact of the Company’s outstanding derivative interest rate instruments, was 1.5% and 5.7%, respectively.

Former Credit Agreement (the “Former Facility”)

                On December 8, 2006, the Company amended its August 12, 2004 credit agreement with a syndicate of banks that primarily provided for: (1) a modification to one of the Former Facility’s restrictive covenants that increased the maximum permitted Total Debt to Operating Cash Flow; and (2) an increase in the Former Facility to $900 million from $800 million.

                On September 22, 2006, the Company amended its Former Facility with a syndicate of banks that provided for the elimination of a provision that would have required the Company to enter into certain interest rate transactions to hedge a portion of its variable rate debt.

                The Former Facility was secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s 100% owned subsidiaries (see Note 8(F), Guarantor Financial Information). The Former Facility required the Company to comply with certain financial covenants and leverage ratios which were defined terms within the agreement, including: (1) Total Debt to Operating Cash Flow; (2) Operating Cash Flow to Interest Expense; and (3) Operating Cash Flow to Fixed Charges. Upon the occurrence of certain events, the Company’s borrowing costs could increase to a maximum of: (i) the Eurodollar rate plus 1.50%; or (ii) the greater of the prime rate plus 0.5% or the federal funds rate plus 1.0%. The interest payable on the Eurodollar rate was payable at the end of the selected duration. The Company also paid a commitment fee that varied, depending on certain financial covenants and the amount of the unused commitment, to a maximum of 0.375% per annum on the average unused balance of the Former Facility.

Deferred Financing Expenses For The Year Ended December 31, 2007

                In connection with the replacement of the Former Facility with the Bank Facility, the Company: (1) recorded $0.5 million of the Former Facility’s unamortized deferred financing costs as a loss on early extinguishment of debt in other expense to the statement of operations for the year ended December 31, 2007; (2) deferred $2.2 million of the Former Facility’s unamortized deferred financing expenses that will be amortized under the effective interest rate method over the life of the Bank Facility; and (3) recorded $4.6 million of deferred financing expenses related to the Bank Facility that will be amortized under the effective interest rate method over the life of the Bank Facility.

Deferred Financing Expenses For The Year Ended December 31, 2006

                In connection with an amendment to the Former Facility on December 8, 2006, the Company determined that the following costs would be amortized over the then remaining life of the Former Facility: (1) unamortized deferred financing expenses as of the date of the amendment of $2.6 million; and (2) financing costs of $0.7 million in connection with the second amendment.

(B) Senior Subordinated Notes

                During the year ended December 31, 2008, the Company repurchased $66.5 million of its $150.0 million 7.625% Senior Subordinated Notes due March 1, 2014.  For the year ended December 31, 2008, the Company recorded in the statements of operations a gain on the extinguishment of debt of $6.9 million, net of write-offs of deferred financing costs of $0.9 million. The maturity on these Notes could be accelerated if the Company does not maintain certain covenants or if the Company elects to repay these Notes in cash prior to the due date of these Notes. The Notes outstanding as of December 31, 2008 were $83.5 million.  See Note 17, Subsequent Events, for repurchases subsequent to December 31, 2008.

                In March 2002, the Company issued $150.0 million of these Notes and received net proceeds of $145.7 million.  There were approximately $4.3 million in deferred offering costs recorded in connection with the sale, which are amortized to interest expense over the life of the Notes using the effective interest rate method. Interest on the Notes accrues at the rate of 7.625% per annum and is payable semi-annually in arrears on March 1 and September 1. The Notes may be redeemed currently at a redemption price of 102.5% of their principal amount plus accrued interest and as of March 1, 2009 at a redemption price of 101.3% of their principal amount plus accrued interest. The Notes are unsecured and rank junior to the Company’s senior indebtedness. In addition to the parent, Entercom Communications Corp., all of the Company’s other subsidiaries have fully and unconditionally guaranteed jointly and severally these Notes (the “Subsidiary Guarantors”) (see Note 8(F), Guarantor Financial Information). Under certain covenants, the Subsidiary Guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Notes, and the Subsidiary Guarantors cannot incur additional indebtedness under certain restrictive covenants.

(C) Interest Rate Transactions

                The Company enters into interest rate transactions with different banks to diversify its risk associated with interest rate fluctuations against the variable rate debt under the Bank Facility. These transactions are accounted for in accordance with SFAS No. 133, as amended and interpreted (see Note 9 for further discussion). Under these transactions, the Company agrees with other parties (participating members of the Company’s Bank Facility) to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt.

                The Company’s credit exposure under these hedging agreements, or similar agreements the Company may enter into in the future, is the cost of replacing such agreements in the event of non-performance by the Company’s counter-party. To minimize this risk, the Company selects high credit quality counter-parties.  For those interest rate transactions with the same counterparty, a master netting agreement exists, which under certain circumstances, the Company and the counterparty are permitted to settle financial assets and liabilities on a net basis.

 (D) Aggregate Principal Maturities

                Aggregate principal maturities on the Company’s outstanding debt are as follows:

Years ending December 31:	(amounts in thousands)
2009	30,023
2010	80,025
2011	170,027
2012	470,029
2013	31
Thereafter	83,562
Total	$833,697

(E) Outstanding Letters Of Credit

                The Company is required to maintain a letter of credit, primarily in connection with insurance coverage as described in Note 11.  As of December 31, 2008, the amount of the outstanding letter of credit was $1.5 million.

(F) Guarantor Financial Information

                Entercom Radio, LLC (“Radio”), which is a 100% owned finance subsidiary of Entercom Communications Corp., holds the ownership interest in various subsidiary companies that own the operating assets, including broadcasting licenses, permits and authorizations.  Radio is: (1) the borrower of the Company’s senior debt under the Bank Facility; and (2) the issuer of the Company’s 7.625% Senior Subordinated Notes.  Entercom Communications Corp., and each of its direct and indirect 100% owned subsidiaries (other than Radio), is a guarantor of such debt.  Separate condensed consolidating financial information is not included as Entercom Communications Corp. does not have independent assets or operations, Radio is a 100% owned finance subsidiary of Entercom Communications Corp., and all guarantees by Entercom Communications Corp. and its subsidiaries are full, unconditional, joint and several.

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

9.             DERIVATIVE AND HEDGING ACTIVITIES

                The Company from time to time enters into derivative financial instruments, including interest rate exchange agreements, to manage its exposure to fluctuations in interest rates under the Company’s former and current variable rate credit facilities.

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

                SFAS No. 133 defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, in order to use hedge accounting under this standard. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions.  This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company’s derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk-management policies. The Company reviews the correlation and effectiveness of its derivatives on a periodic basis.

Hedge Accounting Treatment

During the year ended December 31, 2008, the Company entered into derivative rate hedging transactions in the aggregate notional amount of $550.0 million to fix interest on the Company’s variable rate debt. During the period of the hedging relationship, the beginning and ending balance of the Company’s variable rate debt was greater than the notional amount of the derivative rate hedging transactions. These transactions are tied to the one-month LIBOR interest rate. Under a fixed rate swap, the Company pays a fixed rate on a notional amount to the bank, and the bank pays to the Company a variable rate on the notional amount equal to the Company’s Eurodollar borrowing rate.  A collar establishes two separate agreements: an upper limit, or Cap, and a lower limit, or Floor, for the Company’s Eurodollar borrowing rate. As of December 31, 2008, the Company had the following derivatives outstanding, which were designated as cash flow hedges that qualified for hedge accounting treatment:

								Effective
								Date That	Notional
					Fixed			Notional	Amount
Type of	Notional	Effective			LIBOR		Expiration	Amount	After
Hedge	Amount	Date		Collar	Rate		Date	Decreases	Decrease
	(in millions)								(in millions)

Swap	$225.0	Jan. 28, 2008		n/a	3.03%		Jan. 28, 2011	Jan. 28, 2010	$150.0

Collar	$100.0	Feb. 28, 2008	{	Cap Floor	4.00% 2.14%	}	Feb. 28, 2011	n/a	n/a

Swap	$125.0	March 28, 2008		n/a	2.91%		Sept. 28, 2011	n/a	n/a

Swap	$100.0	May 28, 2008		n/a	3.62%		May 28, 2012	n/a	n/a

For the year ended December 31, 2008, the Company recorded the net change in the fair value of these derivatives as a loss of $15.3 million (net of a tax benefit of $6.0 million that was fully reserved as of December 31, 2008) to the statement of comprehensive income (loss) as these derivatives were effective under the provisions of SFAS No. 133. The fair value of these derivatives was determined under the provisions of SFAS No. 157 using observable market-based inputs (a level two measurement) and the impact of credit risk on a derivative’s fair value (the creditworthiness of the transaction’s counterparty for assets and the creditworthiness of the Company for liabilities).  As of December 31, 2008, the fair value of these derivatives was a liability of $15.3 million, which amount was recorded as other under long-term liabilities in the balance sheet.  The Company does not expect to reclassify any portion of this amount to the statement of operations over the next twelve months.

During the years ended December 31, 2007 and 2006, the Company had no derivatives that qualified for hedge accounting treatment.

The following table presents the accumulated derivative gain (loss) recorded in the statements of comprehensive income (loss) as of December 31, 2008 and 2007:

	December 31,
	2008	2007
	(amounts in thousands)

Accumulated derivative unrealized loss	$(15,262)	$—

The following table presents the derivative gain (loss) recorded in the statements of comprehensive income (loss) for the years ended December 31, 2008, 2007 and 2006:

Other Comprehensive Income (Loss)
Net Change			Net Amount of Accumulated Derivative Gain (Loss)
Accumulated Derivative			Reclassified To The Consolidated
Unrealized Gain (Loss)			Statement Of Operations
Year Ended December 31,
2008	2007	2006	2008	2007	2006
(amounts in thousands)

$(15,262)	$—	$—	$—	$—	$—

For each of the years ended December 31, 2008, 2007 and 2006, there were no amounts of accumulated derivative gain or (loss) reclassified from the consolidated statements of comprehensive income (loss) to the consolidated statements of operations.

Non-Hedge Accounting Treatment

The Company had a derivative rate transaction with a notional amount of $30.0 million and an initial term of 10 years that expired in February 2008.  This interest rate transaction effectively fixed the interest at a rate of 5.8% on borrowing equal to the total notional amount. For the years ended December 31, 2008, 2007 and 2006, the Company recorded to the consolidated statement of operations, gains of less than $0.1 million, $0.2 million and $0.4 million, respectively, under net gain on derivative instruments. In addition, the Company has reflected these amounts in the consolidated statement of cash flows under net cash provided by operating activities.

10.          FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Of Financial Instruments Subject To FAS No. 157

Effective January 1, 2008, the Company adopted FAS No. 157, “Fair Value Measurements,” which requires enhanced disclosures about assets and liabilities carried at fair value (see Note 2, Recent Accounting Pronouncements). The Company has determined the financial assets and liabilities subject to FAS No. 157 are available for sale securities as described under Note 5 and interest rate derivative transaction as described under Note 9.

As defined in FAS No. 157, fair value is the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. FAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). The three levels of the fair value hierarchy defined by FAS No. 157 are as follows:

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.

Level 2 — Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date.

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to FAS No. 157 and includes in level 3 all of those whose fair value is based on significant unobservable inputs.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		Value Measurements At Reporting Date Using
		Quoted Prices
		In Active
		Markets For	Significant
		Identical	Other	Significant
		Assets Or	Observable	Unobservable
	December 31,	Liabilities	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
		(amounts in thousands)

Assets
Available For Sale Securities	$1,399	$—	$—	$1,399

Liabilities
Interest Rate Cash Flow Hedges	$15,262	$—	$15,262	$—

For available-for-sale securities, the Company uses quoted equity prices for identical assets and liabilities that are available in active markets (level 1).  For the Company’s interest rate hedges, the Company pays a fixed rate and receives a variable interest rate that is observable based upon a forward interest rate curve and is therefore considered a level 2 item. The Company factors into the fair value of its interest rate hedges an adjustment for a non-performance risk by either the Company and/or by the Company’s counterparty.

For the Company’s assets measured at fair value on a recurring basis using significant, unobservable inputs (level 3), the following is a reconciliation of the activity during the year ended December 31, 2008:

Available For Sale Securities
(amounts in thousands)
Assets
Balance as of December 31, 2007	$1,556
Purchases	6
Impairment of investment value	(154)
Recovery of investment value	(9)
Balance as of December 31, 2008	$1,399

Fair Value Of Financial Instruments Subject To FAS No. 157 Disclosures

The estimated fair value of financial instruments is determined using the best available market information and appropriate valuation methodologies.  Considerable judgment is necessary, however, in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange, or the value that ultimately will be realized upon maturity or disposition.  The use of different market assumptions may have a material effect on the estimated fair value amounts.

The following methods and assumptions were used to estimate the fair value of financial instruments:

(1) Cash and cash equivalents, accounts receivable and accounts payable, including accrued liabilities: The carrying amount of these assets and liabilities approximates fair value because of the short maturity of these instruments.

(2) Senior debt: As of December 31, 2008, fair value of the Company’s senior debt was $700.3 million and the carrying value was $750.0 million. The Company’s determination of the fair value was based on a risk adjusted rate.

(3) 7.625% Senior Subordinated Notes: The fair values of the Company’s 7.625% Senior Subordinated Notes, as of December 31, 2008 and 2007, were $45.8 million and $144.9 million, respectively, which were based on available market prices. As of December 31, 2008 and 2007, the carrying values of the Notes were $83.5 and $150.0 million, respectively.

(4) Outstanding Letters of Credit: The Company had a letter of credit outstanding in the amount of $1.5 million as of December 31, 2008 and 2007. The Company does not believe it is practicable to estimate the fair value of this financial instrument and does not expect any material loss from the resolution since performance is not likely to be required.

11.          CONTINGENCIES, COMMITMENTS AND GUARANTOR ARRANGEMENTS

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

On January 25, 2007, a wrongful death suit was filed against the Company in the California Superior Court in Sacramento relating to an on-air contest. The lawsuit seeks various damages, which may not be fully covered by the Company’s insurance policy. The FCC has also initiated an investigation into this contest. At this time, the Company cannot predict the outcome of these proceedings.

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

The Company has filed on a timely basis renewal applications for those radio stations with radio broadcasting licenses that are subject to renewal with the FCC. Certain licenses were not renewed prior to the renewal date, which is not unusual. The Company continues to operate these radio stations under their existing licenses until the licenses are renewed.  The FCC may delay the renewal pending the resolution of open inquiries. The affected stations are authorized, however, to continue operations until the FCC acts upon the renewal application.

The Company’s six radio stations located in New Orleans, Louisiana, were affected by Hurricane Katrina and the subsequent flooding. The Company completed the relocation and construction of new studio and office facilities as well as the strengthening of certain of its transmitter facilities to better withstand a similar event of this nature. During the years ended December 31, 2008 and 2007, the Company recovered under its insurance policies $3.6 million and $1.8 million, respectively. The Company does not expect to recover any additional amounts related to Hurricane Katrina under the Company’s insurance policies.

The Company is subject to various outstanding claims that arose in the ordinary course of business and to other legal proceedings. In the opinion of management, any potential liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

Commitments

Termination Of Pending Disposition Of Radio Station In Portland, Oregon

On January 31, 2007, the Company entered into an agreement to sell KTRO-AM (formerly KKSN-AM) in Portland, Oregon, for $4.2 million in cash. Concurrently with entering into the agreement, the Company also entered into a TBA that was effective on February 1, 2007.  On October 28, 2008, the Company received a notice from the buyer stating that it would not consummate the purchase transaction and it desired to terminate the TBA effective December 31, 2008. As a result of this notice, during the third quarter of 2008, the Company reclassified these assets from assets held for sale as of June 30, 2008 to each asset’s respective category on the balance sheet (for further discussion, see Note 16, Assets Held For Sale And Discontinued Operations).  In early January 2009, the TBA was terminated and the Company received $0.4 million as liquidated damages from the buyer as a result of the termination of the asset purchase agreement.

Other

Rental expense is incurred principally for office and broadcasting facilities. Rental expense during the years ended December 31, 2008, 2007 and 2006 was approximately $12.5 million, $12.0 million and $9.9 million, respectively.

The Company also has various commitments under the following types of contracts: (1) operating leases; (2) sports programming; (3) on-air talent; (4) music royalty fees; and (5) other contracts with aggregate minimum annual commitments as of December 31, 2008 as follows:

	Operating Leases	Sports Programming	On-Air Talent	Music Royalty Fees	Other Contracts	Total
	(amounts in thousands)

Years ending December 31:
2009	11,936	16,407	31,735	16,130	14,241	90,449
2010	11,410	17,611	20,623	—	13,192	62,836
2011	9,610	16,266	12,557	—	14,080	52,513
2012	8,315	15,085	8,042	—	11,523	42,965
2013	6,789	16,000	4,476	—	3,215	30,480
2014 through 2024	23,974	52,000	2,264	—	5	78,243
	$72,034	$133,369	$79,697	$16,130	$56,256	$357,486

Guarantor Arrangements

Under the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness Of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” the Company recognizes, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The following is a summary of agreements that the Company has determined is within the scope of FIN 45:

•                  The Company enters into indemnification agreements in the ordinary course of business. Under these agreements, the Company typically indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has not recorded liabilities for these agreements as of December 31, 2008.

•                  Under the Company’s Bank Facility, the Company is required to reimburse lenders for any increased costs that they may incur in an event of a change in law, rule or regulation resulting in their reduced returns from any change in capital requirements. The Company cannot estimate the potential amount of any future payment under this provision, nor can the Company predict if such an event will ever occur.

•                  In connection with many of the Company’s acquisitions, the Company enters into time brokerage agreements, or local marketing agreements for specified periods of time, usually six months or less, whereby the Company typically indemnifies the owner and operator of the radio station, their employees, agents and contractors from liability, claims and damages arising from the activities of operating the radio station under such agreements. The maximum potential amount of any future payments the Company could be required to make for any such previous indemnification obligations is indeterminable at this time. The Company has not, however, previously incurred any significant costs to defend lawsuits or settle claims relating to any such indemnification obligation.

12.          SHAREHOLDERS’ EQUITY

Company Share Repurchase Programs

The Company’s Board of Directors has authorized in the past, and may authorize in the future, share repurchase programs for the purchase of Class A common stock over a defined period of time. Any repurchases under these programs may be made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or from time to time without prior notice.  All shares repurchased are immediately restored to authorized but unissued status and any excess of cost over par value is charged entirely to paid-in capital.

May 8, 2006 Program

Under the Company’s current $100 million share repurchase program, which was extended by the Company’s Board of Directors several times and expires on June 30, 2009, $26.3 million remained authorized as available for repurchase at December 31, 2008.  See Note 7, Subsequent Events, for shares repurchased subsequent to December 31, 2008.

For the years ended December 31, 2008 and 2007, 2.1 million shares in the amount of $13.9 million at an average price of $6.72 and 2.2 million shares in the amount of $55.0 million at an average price of $25.28 were repurchased, respectively.

Conversion Of Class B Common Stock

Shares of Class B common stock are transferable only to Joseph M. Field, David J. Field, certain of their family members or trusts for any of their benefit. Upon any other transfer, shares of Class B common stock automatically convert into shares of Class A common stock on a one-for-one basis.

During the years ended December 31, 2007, Joseph M. Field contributed to charitable entities 439,273 shares of Class B common stock. Upon the transfer of the stock, the shares were automatically converted to shares of Class A common stock.

Dividends

The Company’s Board of Directors approved dividends on a quarterly basis effective with the first quarter of 2006 through the third quarter of 2008.  The Company’s Board of Directors did not declare a dividend for the fourth Quarter of 2008.  Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration.

The following table presents a summary of the Company’s dividend activity, which commenced during the first quarter of 2006:

		Amount
		Per
Record	Payment	Common
Date	Date	Share

September 12, 2008	September 26, 2008	$0.10
June 13, 2008	June 27, 2008	$0.10
March 14, 2008	March 28, 2008	$0.38
December 3, 2007	December 17, 2007	$0.38
September 14, 2007	September 28, 2007	$0.38
June 15, 2007	June 28, 2007	$0.38
March 14, 2007	March 28, 2007	$0.38
December 1, 2006	December 15, 2006	$0.38
September 15, 2006	September 29, 2006	$0.38
June 15, 2006	June 29, 2006	$0.38
March 14, 2006	March 30, 2006	$0.38

Dividend Equivalents

The Company’s grants of restricted stock units include the right, upon vesting, to receive a dividend equivalent amount equal to the aggregate of all dividends which would have been paid on the restricted stock units if such restricted stock units had been vested at the time of such dividend. The long-term dividend equivalent amount, accrued and unpaid on unvested restricted stock units, was $1.1 million and $1.8 million as of December 31, 2008 and 2007, respectively, and is included under other long-term liabilities in the balance sheet. The short-term dividend equivalent amount, accrued and unpaid on unvested restricted stock units, was $1.6 million and $1.0 million as of December 31, 2008 and 2007, respectively, and is included under other current liabilities in the balance sheet. The amounts paid to the holders of restricted stock units that vested during the years ended December 31, 2008 and 2007 were $0.9 million and $0.1 million, respectively. The Company recognizes the tax benefit for income tax purposes as a reduction to its income tax expense rather than as an increase to its paid-in capital as all dividend equivalent payments are made to the restricted stockholders upon the vesting of the units.

Repurchases Of Vested Restricted Stock Units

Upon vesting, unless an employee elects to pay the tax withholding obligation in cash, the Company withholds shares of stock in an amount sufficient to cover the employee’s tax withholding obligations.  As a result, during the years ended December 31, 2008 and 2007, the Company was deemed to have repurchased 0.1 million and under 0.1 million shares of stock, respectively.   In connection with such repurchases, the Company recorded $1.4 million and $1.3 million as a financing activity in the consolidated statements of cash flows for the years ended December 31, 2008 and 2007, respectively.

13.          EMPLOYEE SAVINGS AND BENEFIT PLANS

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”).  The Purchase Plan allows the participants to purchase shares of the Company’s Class A common stock equal to 85% of the market value of such shares on the purchase date.  Under the Purchase Plan, the purchase of stock is limited to the lesser of an amount not to exceed 10% of an employee’s annual gross earnings or an annual maximum limitation of $25,000 per employee.  Pursuant to this plan, the Company does not record compensation expense on the difference between the market value and the purchase price, as this plan was designed to meet the requirements of Section 423(b) of the Internal Revenue Code. During the years ended December 31, 2008, 2007 and 2006, employees purchased 72 thousand shares, 23 thousand shares and 22 thousand shares of Class A common stock, respectively.  The number of shares of common stock reserved for issuance under the Purchase Plan, which is subject to other limitations under the Compensation Plan, was 1.9 million shares, leaving a balance of 1.6 million shares available for purchase as of December 31, 2008.

401(k) Savings Plan

The Company has a retirement plan which is intended to be qualified under Section 401(k) of the Internal Revenue Code. The Plan is a defined contribution plan, available to all eligible employees, and allows participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The Plan also allows the Company to make discretionary matching contributions, which may be reduced or suspended at any given time. During the fourth quarter of 2008, the Company suspended its discretionary matching contributions. The Company contributed approximately $1.8 million, $2.0 million and $1.9 million under the 401(k) plan for the years ended December 31, 2008, 2007 and 2006, respectively.

Deferred Compensation Plans

The Company provides certain of its employees and the Board of Directors with an opportunity to defer a portion of their compensation on a tax-favored basis. The obligations by the Company to pay these benefits under the plans represent unsecured general obligations that rank equally with the Company’s other unsecured indebtedness. As of December 31, 2008 and 2007, $3.7 million and $2.8 million, respectively, were deferred under these plans and were included in other long-term liabilities in the consolidated balance sheets. For the year ended December 31, 2008, the Company recorded a reduction to deferred compensation expense of $1.4 million and for the years ended 2007 and 2006, the Company recorded an increase to deferred compensation expense of $0.2 million in each year. Any change in the deferred compensation liability is recorded to general and administrative expense and to station operating expenses in the statements of operations.

14.          SHARE BASED COMPENSATION

Equity Compensation Plan

Under the Entercom Equity Compensation Plan, the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.  The restricted stock units and options that have been issued vest over periods of up to four years. The options expire ten years from the date of grant. The Company issues new shares of Class A common stock upon the exercise of stock options and the later of vesting or issuance of restricted stock (or restricted stock units).

On January 1 of each year, the number of shares of Class A common stock authorized under the Plan is automatically increased by 1.5 million, or a lesser number as may be determined by the Company’s Board of Directors. On November 13, 2007, the Company’s Board of Directors determined that no additional shares would be added on January 1, 2008. As of December 31, 2008, 1.0 million shares are available for future grant.  On January 1, 2009, the shares available for grant automatically increased by 1.5 million to 2.5 million shares.

At the shareholders’ meeting on May 13, 2008, the Company’s shareholders approved certain amendments to the Plan including: (1) an increase in the sub-limit for restricted stock units from 2.0 million to 3.0 million shares; and (2) the addition of certain performance criteria for purposes of satisfying expense deduction requirements for income tax purposes.

SFAS No. 123R

SFAS No. 123R, “Share-Based Payment,” requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values.  The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the years ended December 31, 2008, 2007 and 2006 included compensation expense for share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R and compensation expense for share-based payment awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. The Company used the straight-line single option method for recognizing compensation expense under SFAS No. 123R and SFAS No. 123. For the years ended December 31, 2008, 2007 and 2006, stock-based compensation expense, which is based on awards ultimately expected to vest, was reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

See Note 17, Subsequent Events, for a discussion of share-based compensation activity subsequent to the year ended December 31, 2008.

Restricted Stock Unit Activity

During the years ended December 31, 2008, 2007 and 2006, the Company issued 0.5 million, 0.5 million and 0.7 million restricted stock units (net of forfeitures), respectively, at a weighted average fair value of $10.72, $25.17 and $22.92, respectively, and will increase its additional paid-in capital by $5.1 million, $12.3 million and $16.4 million, respectively, over the vesting period of the restricted stock units. These amounts include a fair value adjustment for restricted stock units with service- and market-based conditions that were issued in 2008 and in 2007.

As of December 31, 2008, there was $12.8 million of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a remaining weighted-average recognition period of 2.2 years. During the years ended December 31, 2008, 2007 and 2006, 0.5 million units, 0.2 million units and under 0.1 million units, respectively, of restricted stock were both vested and released.

A summary of the changes in restricted stock units under the Company’s Plan during the year ended December 31, 2008 is as follows:

			Weighted-	Aggregate
	Number of	Weighted-	Average	Intrinsic
	Restricted	Average	Remaining	Value As Of
	Stock	Purchase	Contractual	December 31,
	Units	Price	Term	2008

Restricted stock units outstanding as of December 31, 2007	1,407,680	$—
Restricted stock units awarded	529,150	—
Restricted stock units released	(463,770)	—
Restricted stock units forfeited	(51,075)	—
Restricted stock units outstanding as of December 31, 2008	1,421,985	$—	1.2	$1,749,042

Restricted stock units vested and expected to vest	1,350,605	$—	1.2	$1,605,109
Restricted stock units exercisable (vested and deferred)	45,639	$—	0.0	$56,136
Weighted average remaining recognition period in years	2.2

A summary of the changes in restricted stock units under the Company’s Plan during the year ended December 31, 2007 is as follows:

			Weighted-	Aggregate
	Number of	Weighted-	Average	Intrinsic
	Restricted	Average	Remaining	Value As Of
	Stock	Purchase	Contractual	December 31,
	Units	Price	Term	2007

Restricted stock units outstanding as of December 31, 2006	1,072,687	$—
Restricted stock units awarded	592,765	—
Restricted stock units released	(153,684)	—
Restricted stock units forfeited	(104,088)	—
Restricted stock units outstanding as of December 31, 2007	1,407,680	$—	1.3	$19,271,139

Restricted Stock Units

The fair value of restricted stock units with service conditions is estimated based on the market value stock price on the date of the grant, and the fair value of restricted stock units with service and market conditions is estimated using a lattice model as described below.

Restricted Stock Units With Service And Market Conditions

During the year ended December 31, 2007, the Company issued 0.1 million units of restricted stock with service and market conditions.  The vesting of these shares is based upon the performance of the Company’s stock as compared to certain other companies over a three-year measurement period.  The market condition allows for vesting of portions of the award if certain shareholder performance targets are met.

During the year ended December 31, 2006, the Company issued 240,000 units of restricted stock with service and market conditions. These shares vest based on the achievement of market conditions, which are specified stock price appreciation milestones over a period less than four years. Shares will vest if a particular milestone is reached and maintained, based upon the closing price of the Company’s stock on the New York Stock Exchange for ten consecutive trading days. The market condition allows for vesting of portions of the award as each milestone is reached.

During the fourth quarter of 2007, market conditions were removed for 35,000 restricted stock units that were originally issued during the year ended December 31, 2006.  Under modification accounting, the removal of this market condition resulted in additional non-cash compensation expense of $0.5 million, which will be recognized over the remaining service period.

As of December 31, 2008, none of the Company’s restricted stock units with service and market conditions vested, as the applicable milestones had not been reached. The compensation expense is recognized even if the market conditions are not satisfied and are only reversed in the event the service period is not fulfilled.

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

Expected Dividend Yield - The Company calculated the expected dividend yield at the time of grant based upon the Company’s most recent quarterly dividend and the Company’s stock price on the date of grant.

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

Options

Valuation Model

The Company’s determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.  Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. The Company’s stock options have certain characteristics that are different from traded options, and changes in the subjective assumptions could affect the estimated value.

Valuation Model Assumptions

The fair value of each option grant was estimated on the date of grant using the following weighted average assumptions:

	Years Ended December 31,
	2008	2007
Expected life (years)	6.3	6.3
Expected volatility factor (%)	31% to 39%	31%
Risk-free interest rate (%)	2.7% to 3.3%	3.8% to 4.8%
Expected dividend yield (%)	0% to 14.6%	6.4% to 10.2%

The weighted average fair value of each option granted for the years ended December 31, 2008 and 2007 was $0.77 and $2.41, respectively (no options were issued during the year ended December 31, 2006).

For options granted during the years ended December 31, 2008 and 2007, the Company used the Black-Scholes option-pricing model and determined: (1) the term by using the simplified plain-vanilla method as allowed under the SEC’s SAB No. 110 (see Note 2, Significant Accounting Policies — Recent Accounting Pronouncements); (2) a historical volatility over a period commensurate with the expected term, with the observation of the volatility on a daily basis; (3) a risk-free interest rate that was consistent with the expected term of the stock options and based on the U.S. Treasury yield curve in effect at the time of the grant; and (4) an annual dividend yield based upon the Company’s most recent quarterly dividend at the time of grant.

Option Activity

For the years ended December 31, 2008 and 2007, the Company issued non-qualified options to purchase 0.2 million and 0.6 million shares, respectively, of its Class A common stock at prices per share ranging from $2.76 to $12.31 and $14.83 to $23.87, respectively, of which all options were issued at market value at the date of grant (no options were issued during the year ended December 31, 2006). The options vest over a four-year period and expire ten years from the date of grant.

For the years ended December 31, 2007 and 2006, the total intrinsic value of options exercised was $78 thousand and $49 thousand, respectively (no options were exercised for the year ended December 31, 2008). For the years ended December 31, 2007 and 2006, cash received from stock option exercises was $529 thousand and $540 thousand, respectively. The income tax benefit from stock option exercises for the years ended December 31, 2007 and 2006 was $29 thousand and $18 thousand, respectively.

The following table presents the option activity during the year ended December 31, 2008 under the Company’s stock option plan:

				Aggregate
			Weighted-	Intrinsic
		Weighted-	Average	Value
		Average	Remaining	As of
	Number of	Exercise	Contractual	December 31,
	Options	Price	Term	2008
Options outstanding as of December 31, 2007	2,344,100	$29.74
Options granted at market price	189,650	$11.80
Options granted at greater than market price	3,000	$11.78
Options exercised	—	$—
Options forfeited	(7,250)	$20.29
Options expired	(35,570)	$33.59
Outstanding as of December 31, 2008	2,493,930	$28.33	5.3	$—

Options vested and expected to vest as of December 31, 2008	2,443,609	$28.54	5.2	$—
Options vested and exercisable as of December 31, 2008	1,847,655	$31.81	4.0	$—
Weighted average remaining recognition period in years	2.9

As of December 31, 2008, $0.9 million of accumulated unrecognized compensation costs related to unvested stock options, net of forfeitures, are expected to be amortized in future periods over a weighted average period of 2.9 years.

The following table presents the option activity during the year ended December 31, 2007 under the Company’s stock option plan:

				Aggregate
			Weighted-	Intrinsic
		Weighted-	Average	Value
		Average	Remaining	As of
	Number of	Exercise	Contractual	December 31,
	Options	Price	Term	2007

Options outstanding as of December 31, 2006	1,955,463	32.48
Options granted at market price	150,000	14.83
Options granted at greater than market price	400,000	23.87
Options exercised	(21,585)	24.51
Options forfeited	(9,000)	31.90
Options expired	(130,778)	36.30
Outstanding as of December 31, 2007	2,344,100	$29.74	6.0	$—

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2008:

		Options Outstanding			Options Exercisable
		Number of			Number of
		Options	Weighted		Options
		Outstanding	Average	Weighted	Exercisable	Weighted
		As Of	Remaining	Average	As Of	Average
		December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Prices		2008	Life	Price	2008	Price
$2.76	$18.00	454,082	6.8	$14.38	115,557	$18.00
$22.50	$23.87	499,044	6.9	$23.60	199,044	$23.19
$27.75	$27.75	433,993	1.9	$27.75	433,993	$27.75
$28.19	$34.44	77,125	3.6	$32.50	69,500	$32.40
$35.05	$35.05	866,000	5.8	$35.05	865,875	$35.05
$36.25	$52.05	163,686	3.1	$45.47	163,686	$45.47
		2,493,930	5.3	$28.33	1,847,655	$31.81

Recognized Non-Cash Compensation Expense

The following table summarizes recognized stock-based compensation expense related to awards of restricted stock units, employee stock options and purchases under the employee stock purchase plan for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
	(amounts in thousands)

Station operating expenses	$2,552	$2,374	$1,161
Corporate general and administrative expenses	7,304	5,834	4,283
Stock-based compensation expense included in operating expenses	9,856	8,208	5,444
Income tax benefit	(3,075)	(2,791)	(1,416)
Total stock-based compensation expense	$6,781	$5,417	$4,028

For the years ended December 31, 2008, 2007 and 2006, stock-based compensation expense consisted primarily of awards for restricted stock units.

Tax Benefit, Or Additional Paid-In Capital Pool

In connection with the vesting of restricted stock units issued under the Company’s 2006 Option Exchange Program, the Company received tax deductions in excess of previously recorded tax benefits. As a result, for the years ended December 31, 2008 and 2007, the Company recorded a windfall tax benefit, or pool, of $0.5 million and $1.2 million, respectively, that was classified as a financing cash inflow in the consolidated statements of cash flows in compliance with the provisions of SFAS No. 123R.  For the year ended December 31, 2008, the Company utilized its paid-in-capital pool of $1.7 million in current and previously recorded tax benefits.

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

2006 Option Exchange Program

On March 23, 2006, the Company’s Board of Directors approved an amendment to the Plan to permit a one-time Option Exchange Program (“OEP”), which was approved at the May 16, 2006 shareholders’ meeting. On June 5, 2006, the

Company commenced the OEP by making an offer to exchange to the Company’s eligible employees and non-employee directors. The Company offered such persons the opportunity to make a one-time election to exchange all of their outstanding stock options with exercise prices equal to or greater than $40.00 per share for a lesser number of shares of the Company’s restricted stock. The exchange ratio under the OEP was fifteen-to-one such that, for each fifteen eligible options surrendered, the holder received one share of restricted stock. On July 7, 2006, following the July 6, 2006 expiration of the OEP, the Company granted 0.3 million restricted stock units in exchange for 3.8 million options. All shares of restricted stock issued under the OEP were granted under the Plan. As a result of the Company’s OEP, the number of shares that can be issued under the Plan was effectively reduced by 3.6 million as options that were exchanged, net of shares of restricted stock issued, are not available for re-grant under the Plan.

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

Computation Of Diluted Net Income (Loss) Per Share In Future Periods

The effect of stock options and restricted stock units in the calculation of net income/(loss) per share, using the treasury stock method, was anti-dilutive for the years ended December 31, 2008 and 2007 and dilutive for the year ended December 31, 2006. The computations are reflected as follows:

Computations For The Year Ended December 31, 2008

	Year Ended December 31, 2008
	(amounts in thousands, except shares and per share data)
	Net Loss	Shares	Net Loss Per Share
Basic net loss per common share:
Loss from continuing operations	$(512,572)	36,782,166	$(13.94)
Loss from discontinued operations, net of income tax benefit	(4,079)	—	(0.11)
	$(516,651)	36,782,166	$(14.05)
Impact of options and restricted stock units		—
Diluted net loss per common share:
Loss from continuing operations	$(512,572)	36,782,166	$(13.94)
Loss from discontinued operations, net of income tax benefit	(4,079)		(0.11)
Net loss	$(516,651)	36,782,166	$(14.05)

                For the year ended December 31, 2008, less than 0.1 million incremental shares were not included in the diluted net loss per common share computation as the shares were anti-dilutive when reporting a net loss per share.

                In computing the incremental shares under the treasury stock method, 1.4 million restricted stock units (including 0.3 million restricted stock units with market and service conditions as the market conditions were not satisfied as of December 31, 2008) and options to purchase 2.5 million shares of common stock at a range of $6.98 to $52.05, were excluded from the computation as they were anti-dilutive.

Computations For The Year Ended December 31, 2007

	Year Ended December 31, 2007
	(amounts in thousands, except shares and per share data)
	Net Loss	Shares	Net Loss Per Share
Basic net loss per common share:
Loss from continuing operations	$(8,394)	38,229,695	$(0.22)
Income from discontinued operations	37	—	—
Net loss	$(8,357)	38,229,695	$(0.22)
Impact of options and restricted stock units		—
Diluted net loss per common share:
Loss from continuing operations	$(8,394)	38,229,695	$(0.22)
Income from discontinued operations	37	—	—
Net loss	$(8,357)	38,229,695	$(0.22)

                For the year ended December 31, 2007, 0.3 million incremental shares were not included in the diluted net loss per common share computation as the shares were anti-dilutive when reporting a net loss per share.

                In computing the incremental shares under the treasury stock method, 0.6 million restricted stock units (including 0.3 million restricted stock units with market and service conditions as the market conditions were not satisfied as of December 31, 2007) and options to purchase 1.8 million shares of common stock at a range of $13.70 to $52.05, were excluded from the computation as they were anti-dilutive.

Computations For The Year Ended December 31, 2006

	Year Ended December 31, 2006
	(amounts in thousands, except shares and per share data)
	Net Income	Shares	Net Income Per Share
Basic net income per common share:
Income from continuing operations	$47,847	39,972,793	$1.20
Income from discontinued operations	134	—	—
Net income	$47,981	39,972,793	$1.20
Impact of options and restricted stock units		231,945
Diluted net income per common share:
Income from continuing operations	$47,847	40,204,738	$1.19
Income from discontinued operations	134	—	—
Net income	$47,981	40,204,738	$1.19

                In computing the incremental shares under the treasury stock method, 0.3 million restricted stock units (including primarily restricted stock units with market and service conditions as the market conditions were not satisfied as of December 31, 2006) and options to purchase 3.8 million shares of common stock at a range of $27.08 to $57.63, were excluded from the computation as they were anti-dilutive.

16.          ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets Held For Sale

                Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria of paragraph 30 of SFAS No. 144. The Company measures assets held for sale at the lower of their carrying amount or fair value less cost to sell. Additionally, the Company determined that these assets comprise operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. At September 30, 2008, the Company had classified as assets held for sale fixed and intangible assets related to the pending disposal of a building in one of the Company’s markets. As of December 31, 2008, there were no assets held for sale as the building was sold during the fourth quarter of 2008.

At December 31, 2007, the Company had classified as assets held for sale fixed and intangible assets related to the pending disposal of stations in the Austin, Rochester, Portland and Seattle markets. The major categories of these assets were as follows (in thousands):

	Assets Held For Sale As Of December 31, 2007
	Total	Portland KTRO-AM	Austin KLQB-FM	Seattle KBSG-FM KTTH-AM KIRO-AM	Rochester WFKL-FM WRMM-FM WZNE-FM
	(amounts in thousands)
Land and land improvements	$459	$—	$—	$459	$—
Building	225	17	—	199	9
Equipment	9,080	284	348	6,296	2,152
Furniture and fixtures	2,270	—	4	1,908	358
Leasehold improvements	1,653	—	—	1,653	—
	13,687	301	352	10,515	2,519
Accumulated depreciation and amortization	9,313	245	—	8,905	163
Net property and equipment	4,374	56	352	1,610	2,356

Radio broadcasting licenses	126,685	3,650	19,347	88,961	14,727
Other intangibles	389	—		34	355
Goodwill	237	—	—	—	237
	127,311	3,650	19,347	88,995	15,319

Assets held for sale	$131,685	$3,706	$19,699	$90,605	$17,675

                The Company completed the sale of the above assets , other than the sale of KTRO-AM (for further discussion of the terminated KTRO-AM transaction, see Note 11, Contingencies, Commitments And Guarantor Arrangements).

Discontinued Operations

                The Company applied the provisions of SFAS No. 144 to: (1) the disposition of a building on November 24,  2008; (2) the disposition of radio broadcasting assets in the Rochester, New York, market on July 14, 2008; (3) the disposition of radio broadcasting assets in the Cincinnati, Ohio market on March 14, 2008; (4) the disposition of radio broadcasting assets in the Seattle market on March 14, 2008; and (5) the disposition of radio broadcasting assets in the Austin market on January 15, 2008.  SFAS No. 144 requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations.

                The Company did not report as discontinued operations the disposition of the radio stations in Cincinnati, Ohio as there was no activity by the Company in the Cincinnati market since the Company’s acquisition of four stations in the Cincinnati market on November 30, 2007, as Bonneville operated these stations pursuant to a TBA for the period from February 26, 2007 through March 14, 2008 (on March 14, 2008, Bonneville acquired the Cincinnati assets).

                The Company did not report as discontinued operations the disposition of the radio stations in the Austin and Seattle markets or the disposition of a building as these operations did not meet the criteria for the reclassification of operating results to discontinued operations due to the expected migration of cash flows from the disposed stations to other Company-owned radio stations. Therefore, the results remain classified in income from continuing operations.

                Selected financial information related to discontinued operations in the Rochester market for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Years Ended December 31,
	2008	2007	2006
	(amounts in thousands)
Net broadcast revenues	$1,440	$929	$856

Station operating expenses	1,456	865	612
Depreciation and amortization	—	18	11
Time brokerage agreement income	(45)	—	—
Gain on disposition of assets	(725)	—	—
Impairment loss	6,675	—	—
Total operating expenses	7,361	883	623
Income (loss) before income taxes (benefit)	(5,921)	46	233
Income taxes (benefit)	(1,842)	9	99
Income (loss) from discontinued operations, net of income taxes (benefit)	$(4,079)	$37	$134

                During the first quarter of 2008, the Company reviewed its carrying amount for the Rochester assets held for sale at that time and determined that an aggregate impairment loss for broadcasting licenses and goodwill of $6.7 million was necessary due to: (1) the continued decline in advertising revenues; (2) the filing of an application with the FCC to place these stations into a disposition trust; and (3) the potential for a forced sale by the disposition trustee.

In accordance with EITF No. 87-24 “Allocation of Interest to Discontinued Operations,” as modified, the Company did not allocate any interest expense for the periods presented, as no debt was expected to be required to be repaid under the Company’s Bank Facility as a result of the disposition of these radio station assets.

                The assets for the Cincinnati radio stations that were held as deconsolidated subsidiaries as of December 31, 2007 were allocated as follows (amounts in thousands):

December 31, 2007

Equipment	$4,066
Furniture and fixtures	392
Leasehold improvements	50
4,508
Accumulated depreciation and amortization	—
Net property and equipment	4,508

Radio broadcasting licenses	109,419
Other intangibles	1,553
Goodwill	3,771
114,743
Deconsolidated subsidiaries	$119,251

17.          SUBSEQUENT EVENTS

                Subsequent to December 31, 2008 and as of February 17, 2009, the Company repurchased in the open market $21.0 million of its 7.625% Senior Subordinated Notes due March 1, 2014 at a weighted average price of 13.0 million (see Note 8, Long-Term Debt, for further discussion).

                Subsequent to December 31, 2008 and as of February 15, 2009, the Company repurchased 0.7 million shares of its Class A common stock in the amount of $0.9 million at an average price of $1.34.  As of February 15, 2009, $25.4 million remained authorized as available for repurchase under the Company’s repurchase program (see Note 12, Shareholders’ Equity, for further discussion).

                On February 10, 2009, the Company’s Board of Directors approved an amendment to the Plan to permit an option exchange program, subject to approval at the next shareholders’ meeting, to exchange certain out-of-the money options at a ratio for restricted stock units (see Note 14, Share-Based Compensation, for further discussion).

                On February 10, 2009, the Company granted 1.1 million options and 0.1 million restricted stock units. In addition, 0.2 million restricted stock units that were granted in 2006 with market and service conditions were modified to remove the market conditions (see Note 14, Share-Based Compensation, for further discussion).

18.          SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)

                The following table presents unaudited operating results for each quarter within the two most recent years. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the following quarterly results when read in conjunction with the financial statements included elsewhere in this report. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year. The Company’s financial results are also not comparable from quarter to quarter due to the Company’s acquisitions and dispositions of radio stations as described in Note 4 and due to the seasonality of revenues, with revenues usually the lowest in the first quarter of each year.

	Quarters ended (amounts in thousands, except per share data)
	December 31 (2)	September 30	June 30 (2)	March 31 (2)

2008
Net revenues	$104,097	$115,555	$123,780	$95,390
Operating income (loss)	$(622,337)	$32,809	$(147,862)	$27,082
Income (loss) from continuing operations	$(429,222)	$3,774	$(96,293)	$9,169
Income (loss) from discontinued operations	$(582)	$480	$(33)	$(3,944)
Net income (loss)	$(429,804)	$4,254	$(96,326)	$5,225

Basic income (loss) from continuing operations per common share (1)	$(11.89)	$0.11	$(2.60)	$0.24
Basic income (loss) from discontinued operations per common share (1)	$(0.02)	$0.01	$—	$(0.10)
Basic net income (loss) per common share (1)	$(11.91)	$0.12	$(2.60)	$0.14
Weighted basic average common shares outstanding	36,095	36,367	36,966	37,636

Diluted income (loss) from continuing operations per common share (1)	$(11.89)	$0.11	$(2.60)	$0.24
Diluted income (loss) from discontinued operations per common share (1)	$(0.02)	$0.01	$—	$(0.10)
Diluted net income (loss) per common share (1)	$(11.91)	$0.12	$(2.60)	$0.14
Weighted diluted average common and commonequivalent shares outstanding	36,095	36,375	36,966	37,736

Dividends declared and paid per common share	$—	$0.10	$0.10	$0.38

	Quarters ended (amounts in thousands, except per share data)
	December 31 (3)	September 30	June 30 (3)	March 31
2007
Net revenues	$120,550	$122,946	$125,000	$99,855
Operating income (loss)	$(773)	$36,724	$(9,751)	$15,700
Income (loss) from continuing operations	$(9,409)	$14,087	$(12,508)	$(564)
Income (loss) from discontinued operations	$46	$(20)	$11	$—
Net income (loss)	$(9,363)	$14,067	$(12,497)	$(564)

Basic income (loss) from continuing operations per common share (1)	$(0.25)	$0.38	$(0.32)	$(0.01)
Basic income (loss) from discontinued operations per common share (1)	$—	$—	$—	$—
Basic net income (loss) per common share (1)	$(0.25)	$0.38	$(0.32)	$(0.01)
Weighted basic average common shares outstanding	37,327	37,412	38,821	39,387

Diluted income (loss) from continuing operations per common share (1)	$(0.25)	$0.37	$(0.32)	$(0.01)
Diluted income (loss) from discontinued operations per common share (1)	$—	$—	$—	$—
Diluted net income (loss) per common share (1)	$(0.25)	$0.37	$(0.32)	$(0.01)
Weighted diluted average common and common equivalent shares outstanding	37,327	37,658	38,821	39,387

Dividends declared and paid per common share	$0.38	$0.38	$0.38	$0.38

(1)                      Income (loss) from continuing operations per share, income (loss) from discontinued operations per share and net income (loss) per share is computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly per share amounts may not equal the annual per share amounts reported.

(2)                      During the fourth quarter of 2008, the Company recognized an impairment loss of $651.1 million that was comprised of: (1) a broadcasting license impairment loss of $645.3 million that affected each of the Company’s radio markets, other than Seattle; and (2) a goodwill impairment loss of $5.8 million for three of its markets. During the second quarter of 2008, the Company recognized a goodwill and broadcasting license impairment loss of $184.6 million that affected the Company’s Denver, Greenville, Indianapolis and Memphis radio markets. During the first quarter of 2008, the Company reduced its assets held for sale in the Rochester market and recorded an impairment loss of $6.7 million to income (loss) from discontinued operations.

(3)                      During the second quarter of 2007, the Company recognized a goodwill impairment loss of $45.3 million in the Company’s Denver radio market.  During the fourth quarter of 2007, the Company recognized a broadcasting license impairment loss of $38.7 million in the Company’s New Orleans, Greensboro and Norfolk radio markets.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bala Cynwyd, Pennsylvania, on February 26, 2009.

ENTERCOM COMMUNICATIONS CORP.

By:	/s/ DAVID J. FIELD
David J. Field, President, Chief Executive Officer
(principal executive officer)

                Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

Principal Executive Officer:

/s/ DAVID J. FIELD	President, Chief Executive Officer	February 26, 2009
David J. Field	and a Director

Principal Financial Officer:

/s/ STEPHEN F. FISHER	Executive Vice President - Operations and	February 26, 2009
Stephen F. Fisher	Chief Financial Officer

Principal Accounting Officer:

/s/ EUGENE D. LEVIN	Vice President, Treasurer and Controller	February 26, 2009
Eugene D. Levin

Directors:

/s/ JOSEPH M. FIELD	Chairman of the Board	February 26, 2009
Joseph M. Field

/s/ DAVID J. BERKMAN	Director	February 26, 2009
David J. Berkman

/s/ JOHN C. DONLEVIE	Executive Vice President, Secretary,	February 26, 2009
John C. Donlevie	General Counsel and a Director

/s/ DANIEL E. GOLD	Director	February 26, 2009
Daniel E. Gold

/s/ ROBERT S. WIESENTHAL	Director	February 26, 2009
Robert S. Wiesenthal

/s/ MICHAEL J WOLF	Director	February 26, 2009
Michael J. Wolf

INDEX TO EXHIBITS

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp, as amended on December 19, 2007. (1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)
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

10.01	Employment Agreement, dated July 1, 2007, between Entercom Communications Corp. and David J. Field. (4)
10.02	First Amendment To Employment Agreement, dated December 15, 2008, between Entercom Communications Corp. and David J. Field. (5)
10.03	Employment Agreement, dated July 1, 2007, between Entercom Communications Corp. and Joseph M. Field. (6)
10.04	First Amendment To Employment Agreement, dated December 15, 2008, between Entercom Communications Corp. and Joseph M. Field. (5)
10.05	Employment Agreement, dated December 19, 2007, between Entercom Communications Corp. and Stephen F. Fisher. (7)
10.06	First Amendment To Employment Agreement, dated December 15, 2008, between Entercom Communications Corp. and Stephen F. Fisher. (5)
10.07	Employment Agreement, dated December 17, 1998, between Entercom Communications Corp. and John C. Donlevie. (8)
10.08	Entercom Non-employee Director Compensation Policy. (9)
10.09	Amended and Restated Entercom Equity Compensation Plan. (10)
10.10	Entercom Annual Incentive Plan. (11)
10.11

Credit Agreement dated as of June 18, 2007 among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and L/C Issuer, JP Morgan Chase Bank, N.A. as Syndication Agent, BMO Capital Markets, Corp., BNP Paribas, Mizuho Corporate Bank, LTD., Suntrust Bank as Co-Documentation Agents and The Other Lenders Party Hereto. (12)

21.01	Information Regarding Subsidiaries of Entercom Communications Corp.
23.01	Consent of PricewaterhouseCoopers LLP.
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (13)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (13)

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

(5)                                  Filed herewith.

(6)                                  Incorporated by reference to as Exhibit 10.02 to our Form 10-Q/A for the quarter ended September 30, 2007, as filed on November 21, 2007.

(7)                                  Incorporated by reference to as Exhibit 10.03 to our Form 10-K for the year ended December 31, 2007, as filed on February 22, 2008.

(8)                                  Incorporated by reference to Exhibit 10.03 of our Amendment to Registration Statement on Form S-1, as filed on January 6, 1999. (File No. 333-61381).

(9)                                  Incorporated by reference to Item 1.01 of our Current Report on Form 8K filed on February 19, 2008.

(10)                            Incorporated by reference to Exhibit 10.01 of our Current Report on Form 8K filed on May 19, 2008.

(11)                            Incorporated by reference to Exhibit 10.02 of our Current Report on Form 8K filed on May 19, 2008.

(12)                            Incorporated by reference to Exhibit 10.01 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed on August 2, 2007.

(13)                            These exhibits are submitted as “accompanying” this Annual Report on Form 10-K and shall not be deemed to be “filed” as part of such Annual Report on Form 10-K.