Form 10-Q
period 2009-03-31
ENTERCOM COMMUNICATIONS CORP
filed 2009-05-11
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock, $.01 par value – 28,885,472 Shares Outstanding as of April 29, 2009

(Class A Shares Outstanding include 1,205,724 unvested and vested but deferred restricted stock units)

Class B common stock, $.01 par value – 7,607,532 Shares Outstanding as of April 29, 2009

ENTERCOM COMMUNICATIONS CORP.

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this report contains statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward- looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

Key risks to our company are described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2009 and as may be supplemented by the risks described under Part II, Item 1A, of our quarterly reports on Form 10-Q.

i

PART I

FINANCIAL INFORMATION

ITEM 1.          Financial Statements

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2009 AND DECEMBER 31, 2008

(amounts in thousands)

(unaudited)

ASSETS

	MARCH 31,	DECEMBER 31,
	2009	2008
CURRENT ASSETS:
Cash and cash equivalents	$9,063	$4,284
Accounts receivable, net of allowance for doubtful accounts	57,481	75,354
Prepaid expenses and deposits	6,686	4,801
Prepaid and refundable income taxes	551	628
Short-term investment	23	23
Total current assets	73,804	85,090

INVESTMENTS	1,369	1,376

PROPERTY AND EQUIPMENT:
Land, land easements and land improvements	16,486	16,486
Buildings	20,964	20,964
Equipment	123,376	122,986
Furniture and fixtures	15,432	15,029
Leasehold improvements	21,206	21,129
	197,464	196,594
Accumulated depreciation	(116,867)	(113,036)
	80,597	83,558
Capital improvements in progress	1,153	1,306
Net property and equipment	81,750	84,864

RADIO BROADCASTING LICENSES	768,646	768,646

GOODWILL	45,050	45,050

DEFERRED CHARGES AND OTHER ASSETS - Net	10,840	11,708

TOTAL	$981,459	$996,734

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2009 AND DECEMBER 31, 2008

(amounts in thousands)

(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	MARCH 31,	DECEMBER 31,
	2009	2008
CURRENT LIABILITIES:
Accounts payable	$1,718	$352
Accrued expenses	12,898	15,231
Accrued liabilities:
Salaries	6,243	7,484
Interest	545	2,343
Advertiser obligations and other commitments	1,166	1,197
Other	5,287	5,684
Current portion of long-term debt	45,023	30,023
Total current liabilities	72,880	62,314

LONG-TERM LIABILITIES:
Senior debt	709,168	720,174
7.625% senior subordinated notes	62,466	83,500
Deferred tax liabilities	1,363	—
Other long-term liabilities	30,062	30,489
Total long-term liabilities	803,059	834,163
Total liabilities	875,939	896,477

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	365	371
Additional paid-in capital	446,801	582,325
Accumulated deficit	(325,399)	(467,177)
Accumulated other comprehensive loss	(16,247)	(15,262)
Total shareholders’ equity	105,520	100,257

TOTAL	$981,459	$996,734

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008

NET REVENUES	$75,371	$95,390

OPERATING (INCOME) EXPENSE:
Station operating expenses, including non-cash compensation expense of $90 in 2009 and $383 in 2008	58,569	64,090
Depreciation and amortization	4,316	6,002
Corporate general and administrative expenses, including non-cash compensation expense of $1,702 in 2009 and $3,190 in 2008	5,687	8,335
Time brokerage agreement income	(2)	(98)
Net (gain) loss on sale or disposal of assets	7	(10,021)
Total operating expense	68,577	68,308
OPERATING INCOME	6,794	27,082

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing costs of $394 in 2009 and $428 in 2008	8,113	13,564
Interest and dividend income	(8)	(79)
Net gain on extinguishment of debt	(7,755)	(1,769)
Net gain on derivative instruments	—	(34)
Loss on investments	—	76
Other income	(380)	—
TOTAL OTHER EXPENSE	(30)	11,758

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6,824	15,324

INCOME TAXES	1,488	6,155
INCOME FROM CONTINUING OPERATIONS	5,336	9,169
Loss from discontinued operations, net of income tax benefit	—	(3,944)
NET INCOME	$5,336	$5,225

NET INCOME PER SHARE - BASIC AND DILUTED
Income from continuing operations	$0.15	$0.24
Loss from discontinued operations, net of income tax benefit	—	(0.10)
NET INCOME PER SHARE - BASIC AND DILUTED	$0.15	$0.14

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$—	$0.38

WEIGHTED AVERAGE SHARES:
Basic	35,393,660	37,635,517
Diluted	35,482,330	37,736,063

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008

NET INCOME	$5,336	$5,225

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX PROVISION OR BENEFIT:

Unrealized gain on investments, net of a tax provision of $16 in 2008	—	24

Unrealized loss on derivatives, net of a tax benefit of $-0- in 2009 and $1,113 in 2008	(985)	(1,720)

COMPREHENSIVE INCOME	$4,351	$3,529

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2009 AND YEAR ENDED DECEMBER 31, 2008

(amounts in thousands, except share data)

(unaudited)

							Accumulated
	Common Stock				Additional		Other
	Class A		Class B		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total

Balance, December 31, 2007	31,132,700	$311	7,607,532	$76	$595,915	$64,597	$(132)	$660,767
Net loss	—	—	—	—	—	(516,651)	—	(516,651)
Compensation expense related to granting of stock options	—	—	—	—	425	—	—	425
Compensation expense related to granting of restricted stock	478,075	5	—	—	8,236	—	—	8,241
Issuance of common stock related to an incentive plan	72,092	1	—	—	328	—	—	329
Common stock repurchase	(2,073,518)	(21)	—	—	(13,923)	—	—	(13,944)
Purchase of vested employee restricted stock units	(130,161)	(1)	—	—	(1,374)	—	—	(1,375)
Payments of dividends	—	—	—	—	(7,282)	(14,301)	—	(21,583)
Dividend equivalents on restricted stock units (net of forfeitures and payments)	—	—	—	—	—	(822)	—	(822)
Net unrealized loss on derivatives	—	—	—	—	—	—	(15,262)	(15,262)
Net unrealized gain on investments	—	—	—	—	—	—	132	132
Balance, December 31, 2008	29,479,188	295	7,607,532	76	582,325	(467,177)	(15,262)	100,257
Net income	—	—	—	—	—	5,336	—	5,336
Compensation expense related to granting of stock options	—	—	—	—	98	—	—	98
Compensation expense related to granting of restricted stock units	73,512	—	—	—	1,679	—	—	1,679
Issuance of common stock related to an incentive plan	74,369	—	—	—	97	—	—	97
Common stock repurchase	(662,664)	(6)	—	—	(882)	—	—	(888)
Purchase of vested employee restricted stock units	(78,847)	—	—	—	(87)	—	—	(87)
Dividend equivalents on restricted stock units (net of forfeitures and payments)	—	—	—	—	—	13	—	13
Net unrealized loss on derivatives	—	—	—	—	—	—	(985)	(985)
Balance, March 31, 2009	28,885,558	$289	7,607,532	$76	$583,230	$(461,828)	$(16,247)	$105,520

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
OPERATING ACTIVITIES:
Net income	$5,336	$5,225
Income from discontinued operations before impairment loss, net of tax provision	—	(16)
Impairment loss from discontinued operations	—	6,675
Deferred tax benefit from discontinued operations	—	(2,715)
Income from continuing operations	5,336	9,169

Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	4,316	6,002
Amortization of deferred financing costs	394	428
Deferred taxes	1,488	6,155
Provision for bad debts	691	593
Net (gain) loss on sale or disposal of assets	7	(10,021)
Non-cash stock-based compensation expense	1,792	3,573
Net loss on investments	—	76
Net gain on derivative instruments	—	(34)
Deferred rent	20	78
Unearned revenue - long-term	(210)	(10)
Net gain on extinguishment of debt	(7,755)	(1,769)
Deferred compensation	41	678
Tax benefit for vesting of restricted stock unit awards	—	(474)
Other income	(380)	—
Changes in assets and liabilities (net of effects of acquisitions and dispositions in all years and the effect of deconsolidation activities in 2008):
Accounts receivable	17,188	14,180
Prepaid expenses and deposits	(2,237)	(3,419)
Prepaid and refundable income taxes	77	122
Accounts payable and accrued liabilities	(2,696)	(4,323)
Accrued Interest expense	(1,798)	(3,224)
Accrued expenses - long-term	(577)	—
Prepaid expenses - long-term	200	200
Net cash provided by continuing operating activities	15,897	17,980
Net cash provided by discontinued operating activities	—	16
Net cash provided by operating activities	15,897	17,996

INVESTING ACTIVITIES:
Additions to property and equipment	(823)	(3,027)
Proceeds from sale of property, equipment, intangibles and other assets	16	21,003
Deferred charges and other assets	(33)	(564)
Purchases of investments	—	(6)
Proceeds from investments	7	166
Proceeds from termination of radio station contract	380	—
Station acquisition deposits and costs	—	3,671
Net cash provided by (used in) investing activities	(453)	21,243

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	18,000	42,500
Payments of long-term debt	(14,006)	(44,005)
Retirement of senior subordinated debt	(13,030)	(28,730)
Purchase of the Company’s common stock	(888)	—
Proceeds from issuance of employee stock plan	82	103
Purchase of vested restricted stock units	(87)	(1,343)
Payment of dividend equivalents on vested restricted stock units	(736)	(890)
Payment of dividends	—	(14,301)
Tax benefit for vesting of restricted stock awards	—	474
Net cash used in financing activities	(10,665)	(46,192)

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,779	(6,953)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,284	10,945
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,063	$3,992

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,499	$15,489
Income taxes	$73	$1
Dividends	$—	$14,301

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES -

In connection with the issuance of 0.1 million and 0.5 million restricted stock units (net of forfeitures) during the three months ended March 31, 2009 and 2008, respectively, the Company will increase its paid-in capital in the amount of $0.3 million and $6.2 million, respectively, over the vesting period of the restricted stock units.

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

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

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

This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements as of and for the year ended December 31, 2008 and filed with the SEC on February 26, 2009, as part of the Company’s Annual Report on Form 10-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

Recent Accounting Pronouncements

FAS No. 142-3

In April 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of recognized intangible assets under FAS No. 142, “Goodwill and Other Intangible Assets.”  FAS No. 142-3, which requires expanded disclosure regarding the determination of intangible asset useful lives, also improves the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R. FAS No. 142-3 was effective for the Company on January 1, 2009. The impact to the Company will be limited to the application of this standard to future acquisitions.

FAS No. 161

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” FAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in FAS No. 161 was effective on January 1, 2009. The Company has included the relevant disclosures in its financial statements in Note 7, Derivatives And Hedging Activities, beginning with the three months ended March 31, 2009.

FAS No. 160

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51.”  FAS No. 160 changes the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of equity.  FAS No. 160 was effective for the Company as of January 1, 2009.  The adoption of FAS No. 160 did not have an impact on the Company’s financial position, results of operations or cash flows.

FAS No. 141R And FAS No. 141R-a

In December 2007, the FASB issued FAS No. 141R, “Business Combinations,” that will significantly change how business combinations are accounted for through the use of fair values in financial reporting and will impact financial statements both on the acquisition date and in subsequent periods.  In February 2009, the FASB issued FAS No. 141R-a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which allows an exception to the recognition and fair value measurement principles of

FAS 141R.  This exception requires that acquired contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. FAS No. 141R was effective for the Company as of January 1, 2009 for all business combinations that close on or after January 1, 2009.

2.             SHARE-BASED COMPENSATION

As of March 31, 2009, 1.6 million shares are available for future grant under the Entercom Equity Compensation Plan (the “Plan”).  On January 1 of each year, the number of shares of Class A common stock authorized under the Plan is automatically increased by 1.5 million, or a lesser number as may be determined by the Company’s Board of Directors.  On January 1, 2009, the shares available for grant were automatically increased by 1.5 million shares.  The Company issues new shares of Class A common stock upon the exercise of stock options and the later of vesting or issuance of restricted stock (or restricted stock units).

Restricted Stock Units

Restricted Stock Activity

During the three months ended March 31, 2009, the Company issued 0.1 million restricted stock units at a weighted average fair value (net of forfeitures) of less than $1.00 per share (excluding the impact of $0.2 million in additional expense related to modified restricted stock units) and will increase its additional paid-in capital by $0.3 million over the vesting period of the restricted stock units.  During the three months ended March 31, 2008, the Company issued 0.5 million restricted stock units (net of forfeitures) at a weighted average fair value of $12.05 and will increase its additional paid-in capital by $6.2 million over the vesting period of the restricted stock units. During the three months ended March 31, 2009 and 2008, 0.3 million units and 0.4 million units, respectively, of restricted stock were both vested and released.

As of March 31, 2009, there was $11.4 million of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be amortized over a remaining weighted-average recognition period of 2.2 years.

A summary of the Company’s outstanding restricted stock units as of March 31, 2009, and changes in restricted stock units during the three months ended March 31, 2009, is as follows:

			Weighted-	Aggregate
	Number of	Weighted-	Average	Intrinsic
	Restricted	Average	Remaining	Value As Of
	Stock	Purchase	Contractual	March 31,
	Units	Price	Term	2009

Restricted stock units outstanding as of December 31, 2008	1,421,985	$—
Restricted stock units awarded	266,500	—
Restricted stock units released	(289,523)	—
Restricted stock units forfeited	(192,988)	—
Restricted stock units outstanding as of March 31, 2009	1,205,974	$—	1.4	$1,326,571

Restricted stock units vested and expected to vest	1,126,413	$—	1.4	$1,165,614
Restricted stock units exercisable (vested and deferred)	66,764	$—	0.0	$73,440
Weighted average remaining recognition period in years	2.2

Restricted Stock Units With Service And Market Conditions

During the three months ended March 31, 2009 and 2008, none of the Company’s 0.1 million and 0.3 million restricted stock units with service and market conditions, respectively, vested, as the applicable milestones were not reached.

During the three months ended March 31, 2009, the Company modified 0.2 million restricted stock units with service and market conditions by eliminating the market conditions.  Due to the modification, additional expense of $0.2 million will be recognized over the new vesting period of two years from the modification date.

Options

There were 1.1 million and 0.2 million options granted during the three months ended March 31, 2009 and 2008, respectively. For options granted during the three months ended March 31, 2009 and 2008, the Company used the Black-Scholes option-pricing model and determined: (1) the term by using the simplified plain-vanilla method as allowed under Staff Accounting Bulletin (“SAB”) No. 110; (2) a historical volatility over a period commensurate with the expected term, with the observation of the volatility on a daily basis; (3) a risk-free interest rate that was consistent with the expected term of the stock options and based on the U.S. Treasury yield curve in effect at the time of the grant; and (4) an annual dividend yield based upon the Company’s most recent quarterly dividend per common share at the time of the grant.

The fair value of each option grant was estimated on the date of grant using the following weighted average assumptions:

	Three Months Ended
	March 31,
	2009	2008
Expected life (years)	6.3	6.3
Expected volatility factor (%)	55% to 57%	31%
Risk-free interest rate (%)	2.2% to 2.4%	2.7% to 3.3%
Expected dividend yield (%)	0.0%	12.3% to 14.6%

No options were exercised during the three months ended March 31, 2009 and 2008.

The following table presents the option activity for the three months ended March 31, 2009:

				Aggregate
			Weighted-	Intrinsic
		Weighted-	Average	Value
		Average	Remaining	As of
	Number of	Exercise	Contractual	March 31,
	Options	Price	Term	2009

Options outstanding as of December 31, 2008	2,493,930	$28.33
Options granted	1,059,250	$1.34
Options exercised	—	$—
Options forfeited	(1,250)	$27.00
Options expired	(229,225)	$21.35
Outstanding as of March 31, 2009	3,322,705	$20.21	6.9	$—

Options vested and expected to vest as of March 31, 2009	3,159,937	$20.95	6.8	$—
Options vested and exercisable as of March 31, 2009	1,705,861	$32.34	4.5	$—
Weighted average remaining recognition period in years	3.4

As of March 31, 2009, $1.4 million of accumulated unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, is expected to be recognized in future periods over a weighted average period of 3.4 years.

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2009:

		Options Outstanding			Options Exercisable
		Number of	Weighted		Number of
		Options	Average	Weighted	Options	Weighted
		Outstanding	Remaining	Average	Exercisable	Average
		at March 31,	Contractual	Exercise	at March 31,	Exercise
Exercise Prices		2009	Life	Price	2009	Price
$1.34	$1.34	1,059,250	9.9	$1.34	—	$—
$2.76	$23.87	742,650	8.5	$18.98	186,681	$19.22
$27.75	$34.44	505,369	1.9	$28.44	503,744	$28.43
$35.05	$35.05	856,750	5.6	$35.05	856,750	$35.05
$36.25	$52.05	158,686	3.0	$45.55	158,686	$45.55
		3,322,705	6.9	$20.21	1,705,861	$32.34

Recognized Non-Cash Compensation Expense

The following table summarizes stock-based compensation related to awards of restricted stock units, employee stock options and purchases under the employee stock purchase plan for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(amounts in thousands)

Station operating expenses	$90	$383
Corporate general and administrative expenses	1,702	3,190
Stock-based compensation expense included in operating expenses	1,792	3,573
Income tax benefit (net of a fully reserved valuation allowance adjustment in 2009)	—	(1,240)
Total	$1,792	$2,333

Tax Benefit, Or Additional Paid-In-Capital Pool

In connection with the vesting of restricted stock units issued under the Company’s 2006 Option Exchange Program, the Company received tax deductions in excess of previously recorded tax benefits.  As a result, the Company recorded a windfall tax benefit of $0.5 million for the three months ended March 31, 2008, which was classified as a financing cash inflow in the condensed consolidated statements of cash flows.

For the three months ended March 31, 2008, the Company utilized its paid-in-capital pool of $1.7 million in current and previously recorded tax benefits.

2009 Option Exchange Program

In February 2009, the Company’s Board of Directors approved an amendment to the Plan to permit an option exchange program (“OEP”), which is subject to approval at the May 2009 shareholders’ meeting.  The Company has offered (subject to shareholder approval of an amendment to the Plan) employees and non-employee directors the opportunity to make an election to exchange all of their outstanding stock options with exercise prices equal to or greater than $11.80 per share for a lesser number of shares of the Company’s restricted stock units (“RSU”). The exchange ratio under the OEP is as follows:

Option	Exchange Ratio
Strike Price	(Options For RSUs)
At least $11.80, but less than $30.00	2.25 for 1
$30.00 or more	4.5 for 1

As disclosed in the Company’s Schedule TO, filed on April 13, 2009, the Company estimates that, based on data available as of March 31, 2009, approximately 2.2 million options would be eligible to be exchanged for approximately 0.7 million restricted stock units, and the Company estimates that it will recognize additional non-cash compensation expense of approximately $0.3 million over the new vesting period of four years from the date of the exchange.

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

Change In Annual Testing Period For Broadcasting Licenses

The Company modified the period when it performs its annual broadcasting licenses impairment test from the first quarter of 2009 to the second quarter of 2009.  With this change, the Company will perform its annual impairment test in the same quarter for both broadcasting licenses and goodwill.  As a result of the interim test of broadcasting licenses that was performed during the fourth quarter of 2008, the annual test of broadcasting licenses in the second quarter of 2009 will not exceed one year since the test was last performed.

Broadcasting Licenses

The Company performs its broadcasting license impairment test by evaluating its broadcasting licenses for impairment at the market level using the direct method. Emerging Issues Task Force (“EITF”) 02-07 states that separately recorded indefinite-lived intangible assets should be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset.  The Company determines the fair value of the broadcasting licenses in each of its markets by relying on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The fair value contains assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables for each unit of accounting would include, but not be limited to: (1) the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values.

During the first quarter of 2008, the Company completed the non-amortizing intangible asset impairment test for broadcasting licenses and determined that the fair value of the broadcasting licenses was equal to or greater than the amount reflected in the balance sheet for each of the Company’s markets.  Based upon the result of this asset impairment test, no impairment charges were recorded during the first quarter of 2008.  Please refer to Note 14, Discontinued Operations, for a discussion of an impairment to broadcasting licenses in Rochester, New York during the first quarter of 2008.

The amount of unamortized broadcasting licenses reflected in the balance sheet as of March 31, 2009 was $768.6 million, which did not change from the amount reflected as of the year ended December 31, 2008. There were no events or circumstances during the first quarter of 2009 that indicated an interim review of broadcast licenses was required. If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s broadcasting licenses below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges, which may be material, in future periods.

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

Please refer to Note 14, Discontinued Operations, for a discussion of an impairment to goodwill during the first quarter of 2008 related to the disposition of radio station assets in Rochester, New York.

The amount of goodwill reflected in the Company’s balance sheet as of March 31, 2009 was $45.1 million, which did not change from the amount reflected as of the year ended December 31, 2008. There were no events or circumstances during the first quarter of 2009 that indicated an interim review of goodwill was required.  If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges, which may be material, in future periods.

(B) Definite-Lived Intangibles

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, acquired advertising contracts and income leases. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The amount of the amortization expense for definite-lived intangible assets was less than $0.1 million and $1.7 million for the three months ended March 31, 2009 and 2008, respectively.  As of March 31, 2009, the Company reflected $0.9 million in unamortized definite-lived assets, which is included in deferred charges and other assets on the balance sheet.

The following is an estimate of the amortization expense for definite-lived assets, in thousands, for each of the succeeding years ending December 31:

Definite-
Lived
Assets
Years ending December 31,
2009 (excludes the three months ended March 31, 2009)	108
2010	124
2011	83
2012	80
2013	53
Thereafter	445

Total	$893

4.             ACQUISITIONS, DISPOSITIONS AND UNAUDITED PRO FORMA SUMMARY

Acquisitions And Dispositions For The Three Months Ended March 31, 2009

There were no acquisitions or dispositions during the three months ended March 31, 2009.

Acquisitions And Dispositions For The Three Months Ended March 31, 2008

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

On February 26, 2007, the Company commenced operations of the San Francisco stations pursuant to a time brokerage agreement (“TBA”), and Bonneville commenced operations of the Cincinnati and Seattle stations pursuant to a TBA. During the period of the TBA, the Company: (1) included net revenues and station operating expenses associated with operating the San Francisco stations in the Company’s financial statements; and (2) excluded net revenues and station operating expenses associated with operating the Cincinnati stations and three of the Seattle stations in the Company’s financial statements. During the period subsequent to the acquisition in 2007 of the Cincinnati stations, there were no revenues or station operating expenses reported by the Company, as Bonneville operated these stations pursuant to a TBA.

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

Disposition of A Station In Austin, Texas

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

As background on this disposition, on November 30, 2007, the Company purchased from CBS Radio Stations Inc. the assets of four radio stations serving the Austin radio market.

Unaudited Pro Forma Summary Of Financial Information

The following pro forma information presents the consolidated results of operations as if any acquisitions which occurred had all occurred as of the beginning of each period presented, after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions occurred as of the beginning of the periods presented. For purposes of this presentation, the data does not reflect on a pro forma basis dispositions of radio stations (other than the disposition to Bonneville of the radio stations in Seattle and Cincinnati as this disposition was in exchange for the assets as described under Note 4). In addition, the tables reflect, on a pro forma basis, information as if the discontinued operations in Rochester were not discontinued (see Note 14, Discontinued Operations). These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Three Months Ended March 31,
	2009	2008
	(unaudited)
	(amounts in thousands, except per share data)
	Actual	Pro Forma

Net revenues	$75,371	$96,430
Net income (loss)	$5,336	$(4,922)
Net income (loss) per common share - basic and diluted	$0.15	$(0.13)

5.             SENIOR DEBT

Bank Facility

In June 2007, the Company entered into a credit agreement (the “Bank Facility”) with a syndicate of banks (currently 19 banks) for a $1,050 million senior secured credit facility that matures in June 2012. The Bank Facility is comprised of $650 million in revolving credit (“Revolver”) and a $400 million term loan (“Term A”). The Company is required to make repayments of the Term A beginning September 2009 in quarterly amounts starting at $15 million and increasing to $60 million. The Bank Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly owned subsidiaries. The Bank Facility requires the Company to comply with certain financial covenants and leverage ratios which are defined terms within the agreement, including: (1) Consolidated Funded Indebtedness not to exceed 6 times Consolidated Operating Cash Flow; and (2) Consolidated Operating Cash Flow to be at a minimum of 2 times Consolidated Interest Charges.

As of March 31, 2009, the Company had $754.0 million, as well as a $1.5 million letter of credit, outstanding under the Bank Facility. Subject to covenant compliance at the time of each borrowing, the maximum amount available under the Revolver as of March 31, 2009 was $294.5 million. The amount available for borrowing is determined by the Company’s financial covenants, which are impacted by many factors, including but not limited to changes in the Company’s operating performance, acquisitions, dispositions and debt retirement. Assuming the use of the borrowed proceeds has no effect on Consolidated Operating Cash Flow (as determined under our Bank Facility), as of March 31, 2009, $89.2 million of the $294.5 million is available for borrowing. The Company believes it will be in compliance in 2009 with the financial covenants and other terms of the Company’s Bank Facility and Senior Subordinated Notes (the “Notes”).

The current economic crisis has reduced demand for advertising in general, including advertising on the Company’s radio stations.  If the Company’s revenues decline more than planned due to difficult market conditions, the Company’s ability to maintain compliance with the financial covenants in its credit facilities would become increasingly difficult without additional remedial measures. Such remedial measures include management’s plans to further reduce operating costs and opportunistically repurchase debt at a discount. If the Company’s remedial measures were not successful in maintaining covenant compliance, then the Company would negotiate with its lenders for relief, which relief could result in higher interest expense.  Failure to comply with the Company’s financial covenants or other terms of the Bank Facility or Notes and failure to negotiate relief from its lenders could result in the acceleration of the maturity of all outstanding debt. Under these circumstances, the acceleration of the Company’s debt could have a material adverse effect on the Company’s business.

6.             SENIOR SUBORDINATED NOTES

During the three months ended March 31, 2009 and 2008, the Company repurchased $21.0 million and $30.9 million, respectively, of its 7.625% Senior Subordinated Notes due March 1, 2014. For the three months ended March 31, 2009 and 2008, the Company recorded in the statements of operations a gain on the extinguishment of debt of $7.8 million and $1.8 million, respectively, net of write-offs of deferred financing costs of $0.2 million and $0.4 million, respectively.  The Notes outstanding as of March 31, 2009 were $62.5 million.  See Note 17, Subsequent Events, for repurchases subsequent to March 31, 2009.

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

During the three months ended March 31, 2009 and 2008, the Company had outstanding the aggregate notional amounts of $550.0 million and $480.0 million, respectively, of cash flow (“CF”) interest rate transactions that were hedged against the Company’s variable rate senior debt.  During the three months ended March 31, 2008, a derivative rate hedging transaction with a notional amount of $30.0 million and an initial term of 10 years expired.

As of March 31, 2009, the Company had the following derivatives outstanding:

								Effective
								Date That	Notional
					Fixed			Notional	Amount
Type of	Notional	Effective			LIBOR		Expiration	Amount	After
Hedge	Amount	Date		Collar	Rate		Date	Decreases	Decrease
	(in millions)								(in millions)

Swap	$225.0	January 28, 2008		n/a	3.03%		January 28, 2011	January 28, 2010	$150.0

Collar	$100.0	February 28, 2008	{	Cap	4.00%	}	February 28, 2011	n/a	n/a
				Floor	2.14%

Swap	$125.0	March 28, 2008		n/a	2.91%		September 28, 2011	n/a	n/a

Swap	$100.0	May 28, 2008		n/a	3.62%		May 28, 2012	n/a	n/a

The following is a summary of the fair value of the derivatives outstanding as of March 31, 2009 and December 31, 2008:

		March 31,	December 31,
		2009	2008
	Balance Sheet	Asset (Liability)
	Location	(amounts in thousands)
Designated Derivatives
Interest rate hedge transactions	Other Assets	$—	$—
Interest rate hedge transactions	Other Liabilities	$(16,247)	$(15,262)
Non-Designated Derivatives
Interest rate hedge transactions	Other Assets	$—	$—
Interest rate hedge transactions	Other Liabilities	$—	$—

The fair value for derivative instruments of $16.2 million and $15.3 million as of March 31, 2009 and December 31, 2008, respectively, is included on the balance sheet in other long-term liabilities.

The Company does not expect to reclassify to the statement of operations within the next 12 months any portion of the amount outstanding as of March 31, 2009.

The following is a summary of the gains (losses) related to the Company’s cash flow hedges for the three months ended March 31, 2009 and 2008:

Three Months Ended March 31, 2009
	Amount Of	Location Of	Amount Of		Amount Of
Derivatives	Gain (Loss)	Gain (Loss)	Gain (Loss)	Location Of	Gain (Loss)
Designated	Recognized In	Reclassified	Reclassified	Gain (Loss)	In Statement
As A	Other	From OCI To	From OCI To	In Statement	Of Operations
Cash Flow	Comprehensive	Statement Of	Statement Of	Of	Due To
Hedge	Income (“OCI”)	Operations	Operations	Operations	Ineffectiveness
	(amount in		(amount in		(amount in
	thousands)		thousands)		thousands)
CF Interest Rate	$(985)	Interest Expense	$—	Interest Expense	$—

Three Months Ended March 31, 2008
	Amount Of	Location Of	Amount Of		Amount Of
Derivatives	Gain (Loss)	Gain (Loss)	Gain (Loss)	Location Of	Gain (Loss)
Designated	Recognized In	Reclassified	Reclassified	Gain (Loss)	In Statement
As A	Other	From OCI To	From OCI To	In Statement	Of Operations
Cash Flow	Comprehensive	Statement Of	Statement Of	Of	Due To
Hedge	Income (“OCI”)	Operations	Operations	Operations	Ineffectiveness
	(amount in		(amount in		(amount in
	thousands)		thousands)		thousands)
CF Interest Rate	$(2,833)	Interest Expense	$—	Interest Expense	$34

The following table presents the accumulated derivative gains (losses) recorded in the statement of comprehensive income (loss) as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
	(amounts in thousands)

Accumulated derivative unrealized loss	$(16,247)	$(15,262)

Accounting For Derivative Instruments And Hedging Activities

The Company recognizes at fair value all derivatives, whether designated in hedging relationships or not, in the balance sheet as either assets or liabilities. The accounting for changes in the fair value of a derivative, including certain derivative instruments embedded in other contracts, depends on the intended use of the derivative and the resulting designation. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects net income. If a derivative does not qualify as a hedge, it is marked to fair value through the statement of operations.  Any fees associated with these derivatives are amortized over their term.  Under these derivatives, the differentials to be received or paid are recognized as an adjustment to interest expense over the life of the contract.  In the event the cash flow hedges are terminated early, any amounts previously included in other comprehensive income (loss) would be reclassified as interest expense to the statement of operations as the forecasted transactions settles.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes ongoing effectiveness assessments by relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company’s derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk-management policies. The Company reviews the correlation and effectiveness of its derivatives on a periodic basis.

The fair value of these derivatives is determined under the provisions of SFAS No. 157 using observable market based inputs (a level two measurement) and the impact of credit risk on a derivative’s fair value (the creditworthiness of the transaction’s counterparty for assets and the creditworthiness of the Company for liabilities).

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

The Company has filed on a timely basis renewal applications for those radio stations with radio broadcasting licenses that are subject to renewal with the FCC. The Company’s costs to renew its licenses with the FCC are minimal and are expensed as incurred rather than capitalized. Certain licenses were not renewed prior to the renewal date, which is not unusual. The Company continues to operate these radio stations under their existing licenses until the licenses are renewed.  The FCC may delay the renewal pending the resolution of open inquiries. The affected stations are, however, authorized to continue operations until the FCC acts upon the renewal application.

Guarantor Arrangements

The Company enters into indemnification agreements in the ordinary course of business and other agreements which include indemnification provisions.  The Company believes the estimated fair value of these agreements is minimal and has not recorded liabilities for these agreements as of March 31, 2009.

Commitments

Termination Of Pending Disposition Of Radio Station In Portland, Oregon

In January 2009, the Company received $0.4 million as liquidated damages from a buyer as a result of the termination by the buyer of an asset purchase agreement and a TBA with the Company. On January 31, 2007, the Company entered into an agreement to sell KTRO-AM (formerly KKSN-AM) in Portland, Oregon, for $4.2 million in cash. Concurrently with entering into the agreement, the Company also entered into a TBA that was effective on February 1, 2007.  On October 28, 2008, the Company received a notice from the buyer stating that it would not consummate the purchase transaction.

9.             SHAREHOLDERS’ EQUITY

Dividend Equivalents

The Company’s grants of RSUs include the right, upon vesting, to receive a cash payment equal to the aggregate amount of dividends, if any, that a holder would have received on the shares of common stock underlying their RSU if such RSU had been vested during the period. For the three months ended March 31, 2009 and 2008, the Company paid $0.7 million and $0.9 million, respectively, to the holders of restricted stock units that vested during these periods. The long-term dividend equivalent amount, accrued and unpaid on unvested restricted stock units, was $0.5 million and $1.1 million as of March 31, 2009 and December 31, 2008, respectively, and is included under other long-term liabilities in the balance sheet. The short-term dividend equivalent amount accrued and unpaid on unvested restricted stock units was $1.4 million and $1.6 million as of March 31, 2009 and December 31, 2008, respectively, and is included under other current liabilities in the balance sheet. The Company recognizes the tax benefit for income tax purposes as a reduction to its income tax expense (before any adjustment for a valuation allowance) rather than as an increase to its paid-in capital as all dividend equivalent payments are made to the restricted stockholders upon the later of vesting of the units or termination of the deferral period for previously vested units.

Repurchases Of Vested Restricted Stock Units

Upon vesting, unless an employee elects to pay the tax withholding obligation in cash, the Company withholds shares of stock in an amount sufficient to cover the employee’s tax withholding obligations.  As a result, during the three months ended March 31, 2009 and 2008, the Company was deemed to have repurchased 0.1 million shares of stock during each period.

Share Repurchase Programs

Under the Company’s current share repurchase program, which expires on June 30, 2009, the Company has $25.4 million in remaining authorization for repurchases.

During the three months ended March 31, 2009, the Company repurchased 0.7 million shares in the amount of $0.9 million at an average price of $1.34 per share.

10.          DEFERRED COMPENSATION PLANS

The Company provides certain of its employees and the Board of Directors with an opportunity to defer a portion of their compensation on a tax-favored basis. The obligations by the Company to pay these benefits under these plans represent unsecured general obligations that rank equally with the Company’s other unsecured indebtedness.  As of March 31, 2009 and December 31, 2008, $3.8 million and $3.7 million, respectively, were deferred under these plans and were included in other long-term liabilities. For the three months ended March 31, 2009 and 2008, the Company recorded a reduction to deferred compensation expense of $0.3 million and $0.2 million, respectively, which was allocated to corporate general and administrative expense and station operating expenses.

11.          NET INCOME (LOSS) PER SHARE

Three Months Ended March 31, 2009 and 2008

The effect of stock options and restricted stock units in the calculation of net income (loss) per share, using the treasury stock method, was dilutive for the three months ended March 31, 2009 and 2008.

The following table sets forth the computations of basic and diluted net income (loss) per share:

	Three Months Ended
	March 31, 2009			March 31, 2008
	(amounts in thousands, except share and per share data)
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic net income per common share:
Income from continuing operations	$5,336	35,393,660	$0.15	$9,169	37,635,517	$0.24
Loss from discontinued operations	—		—	(3,944)	—	(0.10)
Net income	$5,336	35,393,660	$0.15	$5,225	37,635,517	$0.14
Impact of options and restricted stock units		88,670			100,546
Diluted net income per common share:
Income from continuing operations	$5,336	35,482,330	$0.15	9,169	37,736,063	$0.24
Loss from discontinued operations	—	—	—	(3,944)	—	(0.10)
Net income	$5,336	35,482,330	$0.15	$5,225	37,736,063	$0.14

In computing the incremental shares under the treasury stock method for the three months ended March 31, 2009, 1.2 million restricted stock units (including 0.1 million restricted stock units with market and service conditions as the market conditions were not satisfied as of March 31, 2009) and options to purchase 2.9 million shares of common stock at a range of $1.34 to $52.05, were excluded from the computation as they were anti-dilutive.

In computing the incremental shares under the treasury stock method for the three months ended March 31, 2008, 1.3 million restricted stock units (including 0.3 million restricted stock units with market and service conditions as the market conditions were not satisfied as of March 31, 2009) and options to purchase 2.4 million shares of common stock at a range of $11.41 to $52.05, were excluded from the computation as they were anti-dilutive.

12.          INCOME TAXES

Effective Tax Rate - Overview

The Company’s income tax rate for the three months ended March 31, 2009 was based on the estimated annual effective tax rate for 2009, which includes: (1) the effect of permanent differences between income subject to income tax for book and tax purposes; and (2) any discrete items of tax. The Company’s effective tax rate, which can fluctuate from quarter to quarter, can be higher than the federal statutory rate of 35% primarily as a result of the provision for state taxes (net of a federal tax deduction).

The Company’s effective income tax rate may be impacted by: (1) changes in the level of income in any of the Company’s taxing jurisdictions; (2) changes in the statutes and rules applicable to taxable income in the jurisdictions in which the Company operates; (3) changes in the expected outcome of income tax audits; (4) changes in the estimate of expenses that are not deductible for tax purposes; (5) income taxes in certain states where the states’ current taxable income is dependent on factors other than the Company’s consolidated net income; and (6) the effect of recording changes in the Company’s liabilities for uncertain tax positions.

An impairment loss will result in an income tax benefit during the period incurred (before any adjustment for a deferred tax asset valuation allowance) as the amortization of broadcasting licenses and goodwill is deductible for income tax purposes.

Tax Rate For The Three Months Ended March 31, 2009

The effective income tax rate on income from continuing operations before income tax was 21.8% for the three months ended March 31, 2009. The effective income tax rate reflects a decrease in the deferred tax asset valuation allowance (after excluding net deferred tax liabilities associated with non amortizable assets such as broadcasting licenses and goodwill) for the reasons as described below under Valuation Allowance For Deferred Tax Assets. The decrease in the deferred tax asset valuation allowance was offset by certain discrete items of tax.

Tax Rate For The Three Months Ended March 31, 2008

The effective income tax rate on income from continuing operations before income taxes was 40.2% for the three months ended March 31, 2008.

Deferred Tax Liabilities

As of March 31, 2009 deferred tax liabilities were $1.4 million and as of December 31, 2008, there were no deferred tax liabilities as deferred tax liabilities were fully offset by deferred tax assets. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

Valuation Allowance For Deferred Tax Assets

The Company decreased its valuation allowance by $2.7 million to $64.7 million as of March 31, 2009 from $67.4 million as of December 31, 2008 primarily as a result of a decrease in its deferred tax assets as of March 31, 2009 as compared to December 31, 2008.  As a result of cumulative losses incurred by the Company since 2006, a deferred tax asset valuation allowance was established (after excluding net deferred tax liabilities associated with non amortizable assets such as broadcasting licenses and goodwill) due to the uncertainty that the deferred tax assets would be realized in future years.  The valuation allowance as of March 31, 2009 and December 31, 2008 includes $6.4 million and $6.0 million, respectively, for an income tax benefit recorded in other comprehensive income (loss)

The Company has also considered future taxable income and ongoing prudent and feasible tax-planning strategies in assessing the need for the valuation allowance.  On a quarterly basis, management assesses whether it remains more likely than not that the deferred tax assets will not be realized.  In the event the Company determines at a future time that it could realize its deferred tax assets in excess of the net amount recorded, the Company will reduce its deferred tax asset valuation allowance and decrease income tax expense in the period when the Company makes such determination.

Income Tax Payments

The Company made income tax payments of $0.1 million for the three months ended March 31, 2009 and a marginal amount for the three months ended March 31, 2008.

Liabilities For Uncertain Tax Positions

For the three months ended March 31, 2009 and 2008, the Company recorded changes to its liabilities for uncertain tax positions to the statements of operations as income tax expense in each period of less than $0.1 million, which amounts consisted primarily of interest and penalties.  The Company’s liabilities for uncertain tax positions as of March 31, 2009 and December 31, 2008 were $4.3 million for each period, which were recorded in the balance sheets as long-term tax liabilities. The Company reviews its estimates on a quarterly basis, and any change in its liabilities for uncertain tax positions will result in an adjustment to its income tax expense in the statement of operations in each period measured.

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

The accounts receivable balances and reserve for doubtful accounts as of March 31, 2009 and December 31, 2008 are presented in the following table:

	March 31,	December 31,
	2009	2008
	(amounts in thousands)

Accounts receivable	$60,663	$79,830

Allowance for doubtful accounts	(3,182)	(4,476)

Accounts receivable, net of allowance for doubtful accounts	$57,481	$75,354

As of March 31, 2009 and December 31, 2008, the Company recorded accounts receivable credits in the amounts of $2.2 million and $1.9 million, respectively, which amounts are included in the balance sheets under other current liabilities.

As of March 31, 2009 and December 31, 2008, the Company recorded: (1) short-term unearned revenues of $1.1 million and $1.4 million, respectively, which amounts are included in the balance sheets under other current liabilities; and (2) long-term unearned revenues of $0.5 million and $0.7 million, respectively, which amounts are included in the balance sheets under other long-term liabilities.

14.          DISCONTINUED OPERATIONS

The Company applied the provisions of SFAS No. 144 to: (1) the disposition of radio broadcasting assets in the Rochester, New York, market on July 14, 2008 (for further discussion of this disposition, please refer to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 26, 2009); (2) the disposition of radio broadcasting assets in the Cincinnati, Ohio market on March 14, 2008 (see Note 4, Acquisitions, Dispositions And Unaudited Pro Forma Summary); and (3) the disposition of a radio station in Austin, Texas on January 15, 2008 (see Note 4, Acquisitions, Dispositions And Unaudited Pro Forma Summary).  SFAS No. 144 requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations.

The Company did not report as discontinued operations the disposition of the radio stations in Cincinnati, Ohio as there was no activity by the Company in the Cincinnati market since the Company’s acquisition of four stations in the Cincinnati market during the fourth quarter of 2007, as Bonneville operated these stations pursuant to a TBA for the period from February 26, 2007 through March 14, 2008.

The Company did not report as discontinued operations the disposition of the radio station in the Austin market as this operation did not meet the criteria for the reclassification of operating results to discontinued operations due to the expected migration of cash flows from the disposed station to other Company-owned radio stations. Therefore, the results remain classified in income from continuing operations.

The Company did not allocate any interest expense for the periods presented, as no debt was required to be repaid under the Company’s Bank Facility as a result of the disposition of these radio station assets.

Selected financial information related to discontinued operations in the Rochester market for the three months ended March 31, 2008 is as follows:

Three
Months
Ended
March 31,
2008
(amounts in
thousands)

Net broadcast revenues	$1,039

Station operating expenses	1,023
Impairment loss	6,675
Total operating expenses	7,698
Loss before income taxes	(6,659)
Income tax benefit	(2,715)
Loss from discontinued operations, net of tax benefit	$(3,944)

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

As defined in FAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. FAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009 and December 31, 2008. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		Value Measurements At Reporting
		Date Using
		Quoted Prices
		In Active
		Markets For	Significant
		Identical	Other	Significant
		Assets Or	Observable	Unobservable
	March 31,	Liabilities	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
		(amounts in thousands)

Assets
Available For Sale Securities	$1,392	$—	$—	$1,392

Liabilities
Interest Rate Cash Flow Hedges	$16,247	$—	$16,247	$—

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

For the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (level 3), the following amounts in thousands are a reconciliation of the activity during the three months ended March 31, 2009 and 2008:

Available
For Sale
Securities
Assets
Balance as of December 31, 2008	$1,399
Proceeds from investments	(7)
Balance as of March 31, 2009	$1,392

Available
For Sale
Securities
Assets
Balance as of December 31, 2007	$1,556
Purchases	6
Balance as of March 31, 2008	$1,562

16.          DEFERRED CHARGES AND OTHER ASSETS AND OTHER LONG-TERM LIABILITIES

Deferred charges and other assets, including definite-lived intangible assets, consist of the following:

	March 31,	December 31,
	2009	2008
	(amounts in thousands)
Debt issuance costs, net	$5,132	$5,775
Software costs, net	2,156	2,455
Prepaid assets - long term	1,400	1,600
Deferred contracts and other agreements, net	819	857
Leasehold premium, net	773	795
Deposits - long term	353	—
Advertiser lists and customer relationships, net	70	80
Other	137	146
	$10,840	$11,708

As of March 31, 2009 and December 31, 2008, the deferred rent liabilities were $3.5 million and $3.4 million, respectively, and are included in other under long-term liabilities.

17.          SUBSEQUENT EVENTS

Subsequent to March 31, 2009 and as of April 29, 2009, the Company repurchased in the open market $13.7 million of its 7.625% Senior Subordinated Notes due March 1, 2014 at a price of $7.1 million (see Note 6, Senior Subordinated Notes, for further discussion), resulting in $48.7 million outstanding as of April 29, 2009.

ITEM 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2009. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.  Our results of operations during the relevant periods represent the operations of the radio stations: (1) owned and operated by us; (2) operated by us pursuant to time brokerage agreements (“TBAs”); and (3) exclude those owned by us but operated by others pursuant to TBAs.

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

Results of Operations

The following significant factors affected our results of operations for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008:

Acquisitions

•                  On March 14, 2008, we acquired three radio stations in San Francisco, California from Bonneville International Corporation (“Bonneville”) that in 2009 increased our depreciation and amortization expense.

Dispositions

•                  On July 14, 2008, we sold three of our eight Rochester, New York, radio stations, which the buyer began operating on May 1, 2008 under a TBA with us, for net cash proceeds of $12.2 million. The results for these stations were recognized as discontinued operations.

•                  On March 14, 2008, we sold to Bonneville three of our seven Seattle, Washington, radio stations and recognized a gain of $10.0 million on the disposition of these assets.

•                  On January 15, 2008, we sold an Austin, Texas radio station for $20.0 million in cash.

Financing

•                  Our interest expense decreased due to: (1) a decrease in interest rates; (2) a decrease in our outstanding debt; and (3) the redemption of a portion of our Senior Subordinated Notes that had a higher interest rate than the rate under our senior debt.

•                  During the three months ended March 31, 2009, we repurchased $21.0 million of Senior Subordinated Notes and recognized a net gain on extinguishment of debt of $7.8 million (net of deferred financing expenses). During the three months ended March 31, 2008, we repurchased $30.9 million of Senior Subordinated Notes and recognized a gain on extinguishment of debt of $2.2 million.

Other

•                  Since the third quarter of 2008, we increased the valuation allowance for our net deferred tax assets (after excluding net deferred tax liabilities associated with non amortizable assets such as broadcasting licenses and goodwill) due to the cumulative losses incurred by us since 2006, which caused uncertainty as to the realization of the deferred tax assets in future years.

•                  During the first quarter of 2008, we reviewed our carrying amount for the Rochester assets then held for sale and determined that an impairment loss of $6.7 million was necessary as a result of the status of our then ongoing divestiture process.

Three Months Ended March 31, 2009 As Compared To The Three Months Ended March 31, 2008

Net Revenues:

	Three Months Ended
	March 31, 2009	March 31, 2008
	(dollars in millions)
Net Revenues	$75.4	$95.4
Amount of Change	$(20.0)
Percentage Change	(21.0)%

Our decrease in net revenues was impacted by the current economic downturn that contributed to weak demand for advertising in general. Net revenues declined in most of the markets where we operate stations.  Those radio stations that were most significantly impacted by the decline in net revenues were radio stations located in Boston, Portland, San Francisco and Seattle.  Management anticipates that the negative trend in radio industry revenues will continue for the next several quarters but we expect to see lower levels of decline in the second half of 2009.

Station Operating Expenses:

	Three Months Ended
	March 31, 2009	March 31, 2008
	(dollars in millions)
Station Operating Expenses	$58.6	$64.1
Amount of Change	$(5.5)
Percentage Change	(8.6)%

The decrease in station operating expenses was primarily due to: (1) the factors leading to the decrease in net revenues as described above as certain variable expenses decrease with a corresponding decrease in net revenues; and (2) certain cost reduction initiatives that commenced during the fourth quarter of 2008, such as headcount reduction and the elimination of a 401K employer matching contribution.  Management anticipates that the trend of declining station operating expenses will continue for the next several quarters as we realize the effects of previously implemented cost cutting measures together with the decline in variable station operating expenses.

Depreciation And Amortization Expenses:

	Three Months Ended
	March 31, 2009	March 31, 2008
	(dollars in millions)
Depreciation and Amortization Expenses	$4.3	$6.0
Amount of Change	$(1.7)
Percentage Change	(28.3)%

Depreciation and amortization expense decreased as the prior year was impacted by acquisitions during the fourth quarter of 2007, which included certain amortizable assets with lives of a short duration.

Corporate General And Administrative Expenses:

	Three Months Ended
	March 31, 2009	March 31, 2008
	(dollars in millions)
Corporate General and Administrative Expenses	$5.7	$8.3
Amount of Change	$(2.6)
Percentage Change	(31.3)%

Corporate general and administrative expenses decreased primarily due to: (1) a decrease in non-cash compensation expense of $1.5 million as a result of a decrease in the fair value of equity awards issued; (2) a decrease in legal expense of $0.4 million associated with certain legal proceedings during 2008 which did not reoccur in 2009; and (3) a decrease in deferred compensation expense of $0.3 million as a result of a decrease in the value of the unfunded obligation.

Operating Income:

	Three Months Ended
	March 31, 2009	March 31, 2008
	(dollars in millions)
Operating Income	$6.8	$27.1
Amount of Change	$(20.3)
Percentage Change	(74.9)%

The decrease in operating income was primarily due to: (1) a decrease in net revenues for the reasons as described above under Net Revenues; and (2) a decrease in net gain on sale or disposal of assets of $10.0 million as a result of the sale in 2008 of our Seattle stations.  This decrease was offset by: (i) a decrease in station operating expenses for the reasons as described above under Station Operating Expenses; and (ii) a decrease in corporate general and administrative expenses for the reasons as described above under Corporate General And Administrative Expenses.

Interest Expense:

	Three Months Ended
	March 31, 2009	March 31, 2008
	(dollars in millions)
Interest Expense	$8.1	$13.6
Amount of Change	$(5.5)
Percentage Change	(40.4)%

The decrease in interest expense was primarily due to: (1) a decrease in interest rates on outstanding debt during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008; (2) a decline in outstanding debt upon which interest is computed; and (3) the repurchase of our Senior Subordinated Notes, which have a higher interest rate than the replacement debt.

Income From Continuing Operations Before Income Taxes:

	Three Months Ended
	March 31, 2009	March 31, 2008
	(dollars in millions)
Income From Continuing Operations Before Income Taxes	$6.8	$15.3
Amount of Change	$(8.5)
Percentage Change	(55.6)%

The decrease was primarily attributable to a decrease in operating income for the reasons as described above under Operating Income. This decrease was offset by: (1) a $6.0 million increase on gain on the retirement of our Senior Subordinated Notes as we repurchased debt at a higher discount; and (2) a decrease in our interest expense of $5.5 million for the reasons described above under Interest Expense.

Income Taxes:

	Three Months Ended
	March 31, 2009	March 31, 2008
	(dollars in millions)
Income Taxes	$1.5	$6.2
Amount of Change	$(4.7)
Percentage Change	(75.8)%

Income taxes decreased primarily due to: (1) a decrease in income from continuing operations before income taxes subject to tax; and (2) a decrease in our valuation allowance as our deferred tax assets subject to a valuation allowance (after excluding net deferred tax liabilities associated with non amortizable assets such as broadcasting licenses and goodwill) decreased.

Loss From Discontinued Operations, Net Of Income Tax Benefit:

	Three Months Ended
	March 31, 2009	March 31, 2008
	(dollars in millions)
Loss from Discontinued Operations, Net Of Income Tax Benefit	$0	$3.9
Amount of Change	$(3.9)
Percentage Change	(100.0)%

The net change was primarily due to a non-cash impairment loss of $6.7 million (before income tax benefit) in the first quarter of 2008 for the Rochester assets that were held for sale and that were subsequently disposed of during the third quarter of 2008.

Net Income:

	Three Months Ended
	March 31, 2009	March 31, 2008
	(dollars in millions)
Net Income	$8.6	$5.2
Amount of Change	$3.4
Percentage Change	65.4%

The net change was primarily attributable to the reasons described above under Income (Loss) From Continuing Operations Before Income Taxes; Income Taxes; and Loss From Discontinued Operations, Net Of Income Tax Benefit.

Future Impairments

We may determine that it will be necessary to take impairment charges in future periods if the economic downturn worsens and/or continues for an extended period of time,.  The annual impairment test of our broadcasting licenses and goodwill will be performed in the second quarter of 2009.

Liquidity And Capital Resources

Our Credit Agreement

Our credit agreement (the “Bank Facility”), currently with a syndicate of 19 banks, provides for $1,050 million in senior secured credit that matures on June 30, 2012, which is comprised of $650 million in revolving credit (“Revolver”) and $400 million in a term loan (“Term A”). The Term A reduces beginning September 30, 2009 in quarterly amounts starting at $15 million and increasing to $60 million.  The Revolver provides us with working capital and for general corporate purposes, including capital expenditures and any or all of the following: repurchases of our Senior Subordinated Notes, repurchases of Class A common stock, dividends and acquisitions. The Bank Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of our wholly owned subsidiaries. The Bank Facility requires us to comply with certain financial covenants and leverage ratios which are defined terms within the agreement, including: (1) Consolidated Funded Indebtedness not to exceed 6 times Consolidated Operating Cash Flow; and (2) Consolidated Operating Cash Flow to be at a minimum of 2 times Consolidated Interest Charges. Management believes we are in compliance with the financial covenants and all other terms of the Bank Facility.

Liquidity

As of March 31, 2009, $294.5 million was the maximum amount available under the Bank Facility. The amount available for borrowing is determined by our financial covenants, which are impacted by many factors, including but not limited to changes in our operating performance, acquisitions, dispositions and debt retirement.  Assuming the use of the borrowed proceeds has no effect on Consolidated Operating Cash Flow (as determined under our Bank Facility), as of March 31, 2009, $89.2 million of the $294.5 million is available for borrowing as a result of our Bank Facility’s leverage ratio covenant.

As of March 31, 2009, we had $9.1 million in cash and cash equivalents. During the three months ended March 31, 2009, we decreased our net outstanding debt by $17.0 million (which includes a discount of $8.0 million on the retirement of our senior subordinated debt). As of March 31, 2009, we had outstanding $818.1 million in senior debt, including: (1) $754.0 million under our Bank Facility; (2) $62.5 million in Senior Subordinated Notes; and (3) $1.5 million in a letter of credit.

We may seek to obtain other funding or additional financing from time to time. We believe that cash on hand and cash from operating activities, together with available borrowings under the Bank Facility, will be sufficient to permit us to meet our liquidity requirements. Our lenders require that we remain in compliance with certain covenants in our credit agreements.  We believe that in 2009 we will maintain our compliance with these covenants.

The current economic crisis has reduced demand for advertising in general, including advertising on our radio stations.  Management anticipates that the negative trends in radio industry revenues will continue for the next several quarters but we expect to see lower levels of decline in the second half of 2009. If our revenues decline more than planned due to difficult market conditions, our ability to maintain compliance with the financial covenants in our credit agreements would become increasingly difficult without additional remedial measures.  Such remedial measures include management’s plans to further reduce operating costs and opportunistically repurchase debt at a discount. If our remedial measures were not successful in maintaining covenant compliance, then we would negotiate with our lenders for relief, which relief could result in higher interest expense.  Failure to comply with our financial covenants or other terms of our credit agreements and failure to negotiate relief from our lenders could result in the acceleration of the maturity of all outstanding debt. Under these circumstances, the acceleration of our debt could have a material adverse effect on our business.

NYSE — Continued Listing

Our common stock is currently listed on the New York Stock Exchange (“NYSE”).  The continued listing requirements of the NYSE include, among other things: (i) a minimum share closing price of $1.00 over a thirty consecutive day trading period; (ii) a minimum market capitalization of $25 million over a thirty consecutive day trading period; and (iii) a minimum of either $75 million in market capitalization or $75 million of shareholders’ equity.

On December 1, 2008, we received notice from the NYSE that we were not in compliance with the minimum share closing price requirement.  Pursuant to NYSE rules, we advised the NYSE that we intended to cure this deficiency within the applicable six-month cure period.  On January 22, 2009, however, the NYSE announced limited and temporary relief of its continued listing standards through April 22, 2009.  This relief also provided a mechanism for listed companies to cure any then existing deficiency prior to the end of the cure periods otherwise available under the NYSE’s rules.

On April 3, 2009, the NYSE notified us that we regained compliance with the NYSE continued listing standards.

While we are presently in compliance with NYSE continued listing requirements, it is possible our common stock may in the future be subject to suspension and delisting procedures.

Operating Activities

Net cash flows provided by operating activities were $15.9 million and $18.0 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in 2009 was mainly attributable to a decrease in net revenues of $20.0 million, offset by an increase in working capital provided of $6.7 million, primarily due to a $3.0 million increase in working capital provided from accounts receivable.

Investing Activities

Net cash flows used in investing activities were $0.5 million for the three months ended March 31, 2009 and net cash flows provided by investing activities were $21.2 million for the three months ended March 31, 2008.

For the three months ended March 31, 2009, the cash used in investing activities primarily reflects $0.8 million for additions to property and equipment.  For the three months ended March 31, 2008, the cash provided by investing activities primarily reflects $20.0 million in proceeds from the sale of a station in Austin, offset by cash used in investing activities for the additions to property and equipment of $3.0 million.

Financing Activities

Net cash flows used in financing activities were $10.7 million and $46.2 million for the three months ended March 31, 2009 and 2008, respectively.

For the three months ended March 31, 2009, the cash flows used in financing activities primarily reflect the repurchase of our Senior Subordinated Notes at $13.0 million (after a discount of $8.0 million).  For the three months ended March 31, 2008, the cash flows used in financing activities primarily reflect the repurchase of our Senior Subordinated Notes of $28.7 million (after a discount of $2.2 million) and the payment of dividends of $14.3 million.

Dividends

Our Board of Directors, which approved dividends on a quarterly basis effective with the first quarter of 2006 through the third quarter of 2008, suspended further dividends effective beginning with the fourth quarter of 2008.  Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration.

Share Repurchase Programs

Under the Company’s share repurchase program, which expires on June 30, 2009, the Company has $25.4 million in remaining authorization for repurchases.

Debt Repurchases

We may from time to time seek to repurchase and retire our outstanding debt through cash purchases, open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material. During the three months ended March 31, 2009, we repurchased and retired $21.0 million of our Senior Subordinated Notes.

Income Taxes

During the three months ended March 31, 2009, we paid $0.1 million in income taxes. We anticipate that it will not be necessary to make any quarterly estimated federal and most state income tax payments for the remainder of 2009 based upon existing prepayments and expected quarterly taxable income for the remainder of 2009.

Capital Expenditures

Capital expenditures for the three months ended March 31, 2009 were $0.8 million. We anticipate that capital expenditures in 2009 will be between $3.0 million and $4.0 million.

Contractual Obligations

The following table reflects a summary as of March 31, 2009 of our contractual obligations for the remainder of the year 2009 and thereafter:

	Payments due by period
		Less than	1 to 3	3 to 5	More Than 5
Contractual Obligations:	Total	1 year	years	years	years
	(amounts in thousands)

Long-term debt obligations (1)	$900,479	$52,136	$296,807	$488,236	$63,300
Operating lease obligations	68,770	8,990	21,002	15,090	23,688
Purchase obligations (2)	281,574	70,701	97,202	60,777	52,894
Other long-term liabilities (3)	31,425	455	12,696	6,007	12,267
Total	$1,282,248	$132,282	$427,707	$570,110	$152,149

(1)	(a)	Our Bank Facility had outstanding debt in the amount of $754.0 million as of March 31, 2009. The maturity under our Bank Facility could be accelerated if we do not maintain certain covenants.

	(b)	Under our 7.625% Senior Subordinated Notes, the maturity could be accelerated if we do not maintain certain covenants or could be repaid in cash by us at our option prior to the due date of the notes.

	(c)	The above table includes projected interest expense under the remaining term of our Bank Facility and our 7.625% Senior Subordinated Notes.

(2)	(a)	We have $1.6 million in liabilities primarily related to: (i) our obligation to provide a letter of credit; and (ii) construction obligations.

(b)

In addition to the above, purchase obligations of $280.0 million include contracts primarily for on-air personalities, sports programming rights, ratings services, music licensing fees, equipment maintenance and certain other operating contracts.

(3)

Included within total other long-term liabilities of $31.4 million are deferred tax liabilities and liabilities for unrecognized tax positions of $5.7 million, which have been reflected in the above table in the column labeled as “More Than 5 Years” as it is impractical to determine whether there will be a cash impact to an individual year. See Note 12, Income Taxes, in the accompanying notes to the consolidated financial statements for a discussion of deferred tax liabilities, including liabilities for unrecognized tax positions.

Off-Balance Sheet Arrangements

FIN 46R was not applicable as of March 31, 2009 as we had no pending transactions to acquire or dispose of radio station assets.  As of March 31, 2009, we had no other off-balance sheet arrangements.

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

There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2008.  We have, however, provided additional disclosures to one of our critical accounting policies for impairment testing of radio broadcasting licenses and goodwill.

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets.  As of March 31, 2009, we have recorded approximately $813.7 million in radio broadcasting licenses and goodwill, which represents 82.9% of our total assets at that date.  We must conduct impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired as required by SFAS No. 142, and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value. After an impairment expense is recognized, the recorded value of these assets will be reduced by the impairment expense amount recognized and this shall be the assets’ new accounting basis.  In 2008, we recorded an impairment loss of $835.7 million for radio broadcasting licenses and goodwill. We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future performance of our stations. These variables include but are not limited to: (1) the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcasting licenses and goodwill assets.  Please refer to Note 3, Intangible Assets And Goodwill, in the accompanying notes to the financial statements included in the Annual Report on Form

10-K for the year ended December 31, 2008 that was filed on February 26, 2009, for a discussion of several key assumptions used in the fair value estimate of our broadcasting licenses and goodwill during our fourth quarter 2008 interim impairment test.

If we were to assume a 100 basis point change in certain of our key assumptions used to determine the fair value of our broadcasting licenses during the fourth quarter of 2008, the following would be the impact:

•                  A decrease in the long-term growth rate by 100 basis points would result in an impairment of $76.1 million.

•                  A decrease in the margin by 100 basis points for measuring a radio station’s operating performance would result in an impairment of $23.3 million.

•                  An increase in the cost of capital by 100 basis points would result in an impairment of $105.0 million.

If we were to assume the same 100 basis point change in certain of our key assumptions used to determine the fair value of goodwill as we did to determine the fair value for broadcasting licenses (as described above), then there would be no change to the carrying value of goodwill as the implied amount of goodwill after determining the enterprise value would increase due to the decrease in the value of the broadcasting licenses.

For a more comprehensive list of our accounting policies, please see Note 2, Significant Accounting Policies, accompanying the consolidated financial statements included in our latest annual report on Form 10-K for the year ended December 31, 2008.  Note 2 to the consolidated financial statements included with Form 10-K contains several other policies, including policies governing the timing of revenue recognition, that are important to the preparation of our consolidated financial statements, but do not meet the SEC’s definition of critical accounting policies because they do not involve subjective or complex judgments.  In addition, for further discussion of new accounting policies that were effective for us on January 1, 2009, please refer to the new accounting pronouncements under Note 1 to the accompanying notes to the financial statements.

ITEM 3.                  Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt.  From time to time, we may seek to limit our exposure to interest rate volatility through the use of derivative rate hedging instruments.  If the borrowing rates under LIBOR were to increase 1% above the current rates as of March 31, 2009, our interest expense on our senior debt would increase by approximately $2.0 million on an annual basis, including any interest benefit or interest expense associated with the use of derivative rate hedging instruments as described below. We do not have interest rate risk related to our Senior Subordinated Notes, which have a fixed interest rate of 7.625%.

The following derivative rate hedging transactions, which fix interest on our variable rate debt, are outstanding as of March 31, 2009 in the aggregate notional amount of $550.0 million. These rate hedging transactions are tied to the one-month LIBOR interest rate.

									Effective
									Date That	Notional
Type					Fixed				Notional	Amount
of	Notional	Effective			LIBOR			Expiration	Amount	After
Hedge	Amount	Date		Collar	Rate			Date	Decreases	Decrease
	(in millions)									(in millions)

Swap	$225.0	Jan. 28, 2008		n/a	3.03%			Jan. 28, 2011	Jan. 28, 2010	$150.0

Collar	$100.0	Feb. 28, 2008	{	Cap Floor	4.00 2.14	% %	}	Feb. 28, 2011	n/a	n/a

Swap	$125.0	March 28, 2008		n/a	2.91%			Sept. 28, 2011	n/a	n/a

Swap	$100.0	May 28, 2008		n/a	3.62%			May 28, 2012	n/a	n/a

The fair value (based upon current market rates) of the rate hedging transactions is included as derivative instruments in long-term assets and/or liabilities as the maturity dates on these instruments are greater than one year.

The fair value of the hedging transaction is affected by a combination of several factors, including the change in the one-month LIBOR rate and the forward interest rate to maturity. Any increase in the one-month LIBOR rate and/or the forward interest rate to maturity results in a more favorable valuation, while any decrease in the one-month LIBOR rate and/or forward interest rate to maturity results in a less favorable valuation. Our credit exposure under these hedging agreements, or similar agreements we may enter into in the future, is the cost of replacing an agreement in the event of non-performance by our counter-party. As of March 31, 2009, our derivative instrument was a liability of $16.2 million, which represented an increase of $1.0 million from the balance as of December 31, 2008. The increase in liability was primarily due to a decrease in the forward interest rates to maturity, offset by a reduction in the remaining term of the hedging transactions. The liability as of March 31, 2009 included a reduction in value for non-performance in accordance with the fair value provisions of SFAS No. 157, “Fair Value Measurement,” that was effective for us as of January 1, 2008.

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

PART II

OTHER INFORMATION

ITEM 1.                  Legal Proceedings

There have been no material developments relating to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 26, 2009.

ITEM 1A.               Risk Factors

There have been no material changes from the Risk Factors described in our Form 10-K, filed with the SEC on February 26, 2009.

ITEM 2.                  Unregistered Sales Of Equity Securities And Use Of Proceeds

During the three-month period ending March 31, 2009, we repurchased $0.7 million of our Class A common stock pursuant to a $100 million share repurchase program adopted by our Board of Directors on May 8, 2006. This share repurchase program was extended on May 3, 2007 and on April 23, 2008 and is due to expire on June 30, 2009.

During the three-month period ending March 31, 2009, there were elections by employees to withhold shares of stock upon vesting of restricted stock units to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended March 31, 2009:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs
January 1, 2009 - January 31, 2009 (1) (2)	443,121	$1.31	442,609	$25,689,578
February 1, 2009 - February 29, 2009 (1) (2)	240,353	$1.40	220,055	$25,381,272
March 1, 2009 - March 31, 2009 (1) (2)	58,037	$1.03	—	$25,381,272
Total	741,511		662,664

(1) On April 23, 2008, our Board of Directors extended to June 30, 2009 a plan to repurchase up to $100 million of our common stock that was due to expire on May 5, 2008.

(2) In connection with employee tax obligations related to the vesting of restricted stock units during the three months ended March 31, 2009 and in accordance with elections by certain employees, we are deemed to have purchased the shares withheld to satisfy employees’ tax obligations of 512 shares at an average price of $1.19 per share in January 2009, 20,298 shares at an average price of $1.35 per share in February 2009 and 58,037 shares at an average price of $1.03 per share in March 2009. These shares are included in the above table.

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

10.01	2009 Waiver of Scheduled CPI Salary Increase between Entercom Communications Corp. and David J. Field dated January 20, 2009. (4)
10.02	2009 Waiver of Scheduled CPI Salary Increase between Entercom Communications Corp. and Stephen F. Fisher dated January 20, 2009. (4)
10.03	2009 Waiver of Scheduled CPI Salary Increase between Entercom Communications Corp. and John C. Donlevie dated January 20, 2009. (4)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

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

ENTERCOM COMMUNICATIONS CORP. (Registrant)

Date: May 11, 2009	/S/ David J. Field
Name: David J. Field
Title: President and Chief Executive Officer
(principal executive officer)

Date: May 11, 2009	/S/ Stephen F. Fisher
Name: Stephen F. Fisher
Title: Executive Vice President - Operations and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007. (1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)
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

10.01	2009 Waiver of Scheduled CPI Salary Increase between Entercom Communications Corp. and David J. Field dated January 20, 2009. (4)
10.02	2009 Waiver of Scheduled CPI Salary Increase between Entercom Communications Corp. and Stephen F. Fisher dated January 20, 2009. (4)
10.03	2009 Waiver of Scheduled CPI Salary Increase between Entercom Communications Corp. and John C. Donlevie dated January 20, 2009. (4)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

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