Form 10-Q
period 2009-06-30
ENTERCOM COMMUNICATIONS CORP
filed 2009-08-05
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of  Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Class A common stock, $.01 par value – 29,624,523 Shares Outstanding as of July 29, 2009

(Class A Shares Outstanding include 1,942,686 unvested and vested but deferred restricted stock units)

Class B common stock, $.01 par value – 7,607,532 Shares Outstanding as of July 29, 2009

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

Key risks to our company are described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2009 and as may be supplemented by the risks described under Part II, Item 1A, of our quarterly reports on Form 10-Q and in our Current Reports on Form 8-K.

ii

PART I

FINANCIAL INFORMATION

ITEM 1.     Financial Statements

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

ASSETS

	JUNE 30,	DECEMBER 31,
	2009	2008
CURRENT ASSETS:
Cash and cash equivalents	$17,915	$4,284
Accounts receivable, net of allowance for doubtful accounts	72,841	75,354
Prepaid expenses and deposits	5,189	4,801
Prepaid and refundable income taxes	533	628
Short-term investment	23	23
Total current assets	96,501	85,090

INVESTMENTS	1,370	1,376

PROPERTY AND EQUIPMENT:
Land, land easements and land improvements	16,498	16,486
Buildings	21,001	20,964
Equipment	123,376	122,986
Furniture and fixtures	15,513	15,029
Leasehold improvements	21,235	21,129
	197,623	196,594
Accumulated depreciation	(120,443)	(113,036)
	77,180	83,558
Capital improvements in progress	1,150	1,306
Net property and equipment	78,330	84,864

RADIO BROADCASTING LICENSES	707,852	768,646

GOODWILL	38,168	45,050

DEFERRED CHARGES AND OTHER ASSETS - Net	9,978	11,708

TOTAL	$932,199	$996,734

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	JUNE 30,	DECEMBER 31,
	2009	2008
CURRENT LIABILITIES:
Accounts payable	$387	$352
Accrued expenses	15,503	15,231
Accrued liabilities:
Salaries	7,302	7,484
Interest	1,269	2,343
Advertiser obligations and other commitments	1,250	1,197
Other	5,200	5,684
Current portion of long-term debt	60,023	30,023
Total current liabilities	90,934	62,314

LONG-TERM LIABILITIES:
Senior debt	701,162	720,174
7.625% senior subordinated notes	44,056	83,500
Other long-term liabilities	28,054	30,489
Total long-term liabilities	773,272	834,163
Total liabilities	864,206	896,477

CONTINGENCIES AND COMMITMENTS	—	—

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	371	371
Additional paid-in capital	585,126	582,325
Accumulated deficit	(503,601)	(467,177)
Accumulated other comprehensive loss	(13,903)	(15,262)
Total shareholders’ equity	67,993	100,257

TOTAL	$932,199	$996,734

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2009	2008

NET REVENUES	$176,671	$219,170

OPERATING (INCOME) EXPENSE:
Station operating expenses, including non-cash compensation expense of $762 in 2009 and $1,113 in 2008	125,733	138,615
Depreciation and amortization expense	8,540	11,535
Corporate general and administrative expenses, including non-cash expense of $2,937 in 2009 and $4,605 in 2008	11,584	15,355
Impairment loss	67,676	184,587
Net time brokerage agreement income	(2)	(143)
Net gain on sale or disposal of assets	—	(9,999)
Total operating expense	213,531	339,950
OPERATING LOSS	(36,860)	(120,780)

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing expense of $776 in 2009 and $842 in 2008	15,972	24,410
Interest and dividend income	(17)	(267)
Net gain on extinguishment of debt	(16,128)	(2,384)
Net gain on derivative instruments	—	(34)
Loss on investments	—	211
Other income	(380)	(3,256)
TOTAL OTHER (INCOME) EXPENSE	(553)	18,680

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES (BENEFIT)	(36,307)	(139,460)

INCOME TAXES (BENEFIT)	270	(52,336)
LOSS FROM CONTINUING OPERATIONS	(36,577)	(87,124)
Loss from discontinued operations, net of income tax benefit	—	(3,977)
NET LOSS	$(36,577)	$(91,101)

NET LOSS PER SHARE - BASIC AND DILUTED
Loss from continuing operations	$(1.03)	$(2.34)
Loss from discontinued operations, net of income tax benefit	—	(0.10)
NET LOSS PER SHARE - BASIC AND DILUTED	$(1.03)	$(2.44)

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$—	$0.48

WEIGHTED AVERAGE SHARES:
Basic and Diluted	35,342,509	37,304,858

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2009	2008

NET REVENUES	$101,300	$123,780

OPERATING (INCOME) EXPENSE:
Station operating expenses, including non-cash compensation expense of $672 in 2009 and $730 in 2008	67,164	74,525
Depreciation and amortization expense	4,224	5,533
Corporate general and administrative expenses, including non-cash expense of $1,235 in 2009 and $1,415 in 2008	5,897	7,020
Impairment loss	67,676	184,587
Net time brokerage agreement income	—	(45)
Net (gain) loss on sale or disposal of assets	(7)	22
Total operating expense	144,954	271,642
OPERATING LOSS	(43,654)	(147,862)

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing expense of $382 in 2009 and $414 in 2008	7,859	10,846
Interest and dividend income	(9)	(188)
Net gain on extinguishment of debt	(8,373)	(615)
Loss on investments	—	135
Other income	—	(3,256)
TOTAL OTHER (INCOME) EXPENSE	(523)	6,922

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAX BENEFIT	(43,131)	(154,784)

INCOME TAX BENEFIT	(1,218)	(58,491)
LOSS FROM CONTINUING OPERATIONS	(41,913)	(96,293)
Loss from discontinued operations, net of income tax benefit	—	(33)
NET LOSS	$(41,913)	$(96,326)

NET LOSS PER SHARE - BASIC AND DILUTED
Loss from continuing operations	$(1.19)	$(2.60)
Loss from discontinued operations, net of income tax benefit	—	—
NET LOSS PER SHARE - BASIC AND DILUTED	$(1.19)	$(2.60)

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$—	$0.10

WEIGHTED AVERAGE SHARES:
Basic and Diluted	35,289,531	36,965,906

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

(unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2009	2008

NET LOSS	$(36,577)	$(91,101)

OTHER COMPREHENSIVE INCOME, NET OF TAXES:

Unrealized gain on investments, net of taxes of $86 in 2008	—	132

Unrealized gain on derivatives, net of taxes of $0 in 2009 and $3,101 in 2008	1,359	4,790

COMPREHENSIVE LOSS	$(35,218)	$(86,179)

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2009	2008

NET LOSS	$(41,913)	$(96,326)

OTHER COMPREHENSIVE INCOME, NET OF TAXES:

Unrealized gain on investments, net of taxes of $70 in 2008	—	108

Unrealized gain on derivatives, net of taxes of $0 in 2009 and $4,214 in 2008	2,344	6,510

COMPREHENSIVE LOSS	$(39,569)	$(89,708)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2009 AND YEAR ENDED DECEMBER 31, 2008

(amounts in thousands, except share data)

(unaudited)

	Common Stock				Additional		Other
	Class A		Class B		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2007	31,132,700	$311	7,607,532	$76	$595,915	$64,597	$(132)	$660,767
Net loss	—	—	—	—	—	(516,651)	—	(516,651)
Compensation expense related to granting of stock options	—	—	—	—	425	—	—	425
Compensation expense related to granting of restricted stock units	478,075	5	—	—	8,236	—	—	8,241
Issuance of common stock related to an incentive plan	72,092	1	—	—	328	—	—	329
Common stock repurchase	(2,073,518)	(21)	—	—	(13,923)	—	—	(13,944)
Purchase of vested employee restricted stock units	(130,161)	(1)	—	—	(1,374)	—	—	(1,375)
Payments of dividends	—	—	—	—	(7,282)	(14,301)	—	(21,583)
Dividend equivalents on restricted stock units (net of forfeitures and payments)	—	—	—	—	—	(822)	—	(822)
Net unrealized loss on derivatives	—	—	—	—	—	—	(15,262)	(15,262)
Net unrealized gain on investments	—	—	—	—	—	—	132	132
Balance, December 31, 2008	29,479,188	295	7,607,532	76	582,325	(467,177)	(15,262)	100,257
Net loss	—	—	—	—	—	(36,577)	—	(36,577)
Compensation expense related to granting of stock options	—	—	—	—	229	—	—	229
Compensation expense related to granting of restricted stock units	814,021	7	—	—	3,447	—	—	3,454
Issuance of common stock related to an incentive plan	74,369	—	—	—	97	—	—	97
Common stock repurchase	(662,664)	(7)	—	—	(882)	—	—	(889)
Purchase of vested employee restricted stock units	(80,047)	—	—	—	(90)	—	—	(90)
Dividend equivalents on restricted stock units (net of forfeitures and payments)	—	—	—	—	—	153	—	153
Net unrealized gain on derivatives	—	—	—	—	—	—	1,359	1,359
Balance, June 30, 2009	29,624,867	$295	7,607,532	$76	$585,126	$(503,601)	$(13,903)	$67,993

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (amounts in thousands)

 (unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(36,577)	$(91,101)
Loss from discontinued operations before impairment loss, net of tax benefit	—	37
Impairment loss from discontinued operations	—	6,675
Deferred tax benefit from discontinued operations	—	(2,735)
Loss from continuing operations	(36,577)	(87,124)

Adjustments to reconcile loss from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	8,540	11,535
Amortization of deferred financing costs	776	842
Deferred taxes	270	(52,336)
Provision for bad debts	1,372	1,412
Net gain on sale or disposal of assets	—	(9,999)
Non-cash stock-based compensation expense	3,699	5,718
Net loss on investments	—	211
Net gain on derivatives	—	(34)
Deferred rent	18	145
Unearned revenue - long-term	(421)	(20)
Net gain on extinguishment of debt	(16,128)	(2,384)
Deferred compensation	744	1,175
Tax benefit for vesting of restricted stock unit awards	—	(474)
Impairment loss	67,676	184,587
Other income	(380)	(3,500)
Changes in assets and liabilities (net of effects of acquisitions and dispositions in all years and the effect of deconsolidation activities in 2008):
Accounts receivable	1,121	(5,691)
Prepaid expenses and deposits	(388)	(1,246)
Prepaid and refundable income taxes	95	14,298
Accounts payable and accrued liabilities	(513)	(1,732)
Accrued interest expense	(1,074)	—
Accrued expenses - long-term	(577)	—
Prepaid expenses - long-term	(229)	200

Net cash provided by continuing operating activities	28,024	55,583
Net cash used in discontinued operating activities	—	(37)
Net cash provided by operating activities	28,024	55,546

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (amounts in thousands)

 (unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2009	2008
INVESTING ACTIVITIES:
Additions to property and equipment	(1,240)	(4,498)
Proceeds from sale of property, equipment, intangibles and other assets	19	21,006
Purchases of radio station assets	—	(374)
Deferred charges and other assets	(43)	(848)
Purchases of investments	—	(6)
Proceeds from investments	6	193
Proceeds from termination of radio station contract	380	—
Proceeds from insurance recovery	—	3,500
Station acquisition deposits and costs	—	4,141
Net cash provided by (used in) investing activities	(878)	23,114

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	25,000	56,000
Payments of long-term debt	(14,011)	(68,511)
Retirement of senior subordinated debt	(22,860)	(38,765)
Purchase of the Company’s common stock	(889)	(13,260)
Proceeds from issuance of employee stock plan	82	183
Purchase of vested restricted stock units	(90)	(1,360)
Payment of dividend equivalents on vested restricted stock units	(747)	(914)
Payment of dividends	—	(17,946)
Tax benefit for vesting of restricted stock awards	—	474
Net cash used in investing activities	(13,515)	(84,099)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,631	(5,439)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,284	10,945
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,915	$5,506

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$16,307	$24,273
Income taxes	$192	$22
Dividends	$—	$17,946

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 2009, the Company issued 0.2 million restricted stock units, recorded modification expense of $1.4 million and had forfeitures of $2.1 million that will decrease on an aggregate basis its paid-in capital by $0.4 million over the vesting period of the restricted stock units.

During the six months ended 2008, the Company issued 0.5 million restricted stock units (net of forfeitures) and will increase its paid-in-capital by $6.0 million over the vesting period of the restricted stock units.

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

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

1.                                      BASIS OF PRESENTATION

The condensed consolidated interim unaudited financial statements included herein have been prepared by Entercom Communications Corp. and its subsidiaries (collectively, the “Company”) in accordance with: (i) generally accepted accounting principles for interim financial information; and (ii) the instructions of the Securities and Exchange Commission (the “SEC”) for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented.  All such adjustments are of a normal and recurring nature. The Company’s results are subject to seasonal fluctuations and, therefore, the results shown on an interim basis are not necessarily indicative of results for a full year.

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

Recent Accounting Pronouncements

FAS No. 168

In June 2008, the Financial Accounting Standards Board (“FASB”) approved the “FASB Accounting Standards Codification” as a single source of authoritative nongovernmental U.S. GAAP that was launched July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative literature related to a particular topic in one place. The Company’s adoption of Financial Accounting Standard (“FAS”) No. 168, which will be effective in the third quarter of 2009, will not have an impact on the Company’s results of operations, cash flows or financial position.

FAS No. 165

In May 2009, the FASB issued FAS No. 165, “Subsequent Events,” which sets forth the period, circumstances and disclosure after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The Company’s adoption of FAS No. 165, which was effective for the Company in the period ended June 30, 2009, did not have an effect on the Company’s result of operations, cash flows or financial position.

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

FAS No. 107-1

In April 2009, the FASB issued FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value Financial Instruments,” which requires disclosures about fair value of financial instruments in interim reporting periods that were previously only required in annual financial statements.  The Company’s adoption of FAS 107-1 and APB 28-1, which was effective for the Company for the period ended June 30, 2009, did not have an effect on the Company’s result of operations, cash flows or financial position.

FAS No. 161

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” FAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company has included the relevant disclosures effective in its first quarter 2009 financial statements under Note 7, Derivatives And Hedging Activities.

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

FAS No. 141R And FAS No. 141R-a

In December 2007, the FASB issued FAS No. 141R, “Business Combinations,” that will significantly change how business combinations are accounted for through the use of fair values in financial reporting and will impact financial statements both on the acquisition date and in subsequent periods.  In February 2009, the FASB issued FAS No. 141R-a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which allows an exception to the recognition and fair value measurement principles of FAS No. 141R.  This exception requires that acquired contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period.  FAS No. 141R was effective for the Company as of January 1, 2009 for all business combinations that close on or after January 1, 2009.

2.                                      SHARE-BASED COMPENSATION

As of June 30, 2009, 0.9 million shares are available for future grant under the Entercom Equity Compensation Plan (the “Plan”).  On January 1 of each year, the number of shares of Class A common stock authorized under the Plan is automatically increased by 1.5 million, or a lesser number as may be determined by the Company’s Board of Directors.  On January 1, 2009, the shares available for grant were automatically increased by 1.5 million shares.  The Company issues new shares of Class A common stock upon the exercise of stock options and the later of vesting or issuance of restricted stock (or restricted stock units).

Restricted Stock Units

Restricted Stock Activity

During the six months ended June 30, 2009, the Company issued 0.2 million restricted stock units at a weighted average fair value of $1.76 per share and will increase its additional paid-in capital by $0.3 million over the vesting period of the restricted stock units (excluding the fair value impact of: (i) $1.2 million for the 2009 Option Exchange Program as described below; (ii) $0.2 million for modified restricted stock units with market conditions; and (iii) forfeitures).  In addition, as a result of a high number of forfeitures during the current period, paid-in capital will be reduced by $2.1 million. During the six months ended June 30, 2008, the Company issued 0.5 million restricted stock units (net of forfeitures) at a weighted average fair value of $11.70 and will increase its additional paid-in capital by $6.0 million over the vesting period of the restricted stock units. During the six months ended June 30, 2009 and 2008, 0.3 million units and 0.4 million units, respectively, of restricted stock were both vested and released.

As of June 30, 2009, there was $10.8 million of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be amortized over a remaining weighted-average recognition period of 2.8 years.

A summary of the Company’s outstanding restricted stock units as of June 30, 2009, and changes in restricted stock units during the six months ended June 30, 2009, is as follows:

				Weighted-	Aggregate
		Number of	Weighted-	Average	Intrinsic
		Restricted	Average	Remaining	Value As Of
		Stock	Purchase	Contractual	June 30,
	Period Ended	Units	Price	Term	2009

Restricted stock units outstanding as of:	December 31, 2008	1,421,985
Restricted stock units awarded		176,596
Restricted stock units issued in exchange for options		711,985
Restricted stock units released		(293,138)
Restricted stock units forfeited		(74,560)
Restricted stock units outstanding as of:	June 30, 2009	1,942,868	$—	1.8	$2,972,588

Restricted stock units vested and expected to vest		1,778,603	$—	1.8	$2,619,113
Restricted stock units exercisable (vested and deferred)		66,764	$—	—	$102,149
Weighted average remaining recognition period in years		2.8

Restricted Stock Units With Service And Market Conditions

During the six months ended June 30, 2009 and 2008, none of the Company’s 0.1 million and 0.3 million restricted stock units with service and market conditions, respectively, vested.

During the first quarter of 2009, the Company modified 0.2 million restricted stock units with service and market conditions by eliminating the market conditions.  Due to the modification, additional expense of $0.2 million will be recognized over the new vesting period of two years from the modification date.

Options

There were 1.1 million and 0.2 million options granted during the six months ended June 30, 2009 and 2008, respectively. For such options, the Company used the Black-Scholes option-pricing model and determined: (1) the term by using the simplified plain-vanilla method as allowed under Staff Accounting Bulletin (“SAB”) No. 110; (2) a historical volatility over a period commensurate with the expected term, with the observation of the volatility on a daily basis; (3) a risk-free interest rate that was consistent with the expected term of the stock options and based on the U.S. Treasury yield curve in effect at the time of the grant; and (4) an annual dividend yield based upon the Company’s most recent quarterly dividend per common share, if any, at the time of the grant.

The fair value of each option grant was estimated on the date of grant using the following weighted average assumptions:

	Six Months Ended
	June 30,
	2009	2008
Expected life (years)	6.3	6.3
Expected volatility factor (%)	54.9 to 61.4%	30.9% to 32.3%
Risk-free interest rate (%)	2.2% to 2.4%	2.7% to 3.3%
Expected dividend yield (%)	0.0%	3.7% to 14.6%

No options were exercised during the six months ended June 30, 2009 and 2008.

The following table presents the option activity for the six months ended June 30, 2009:

				Weighted-	Intrinsic
			Weighted-	Average	Value
			Average	Remaining	As of
		Number of	Exercise	Contractual	June 30,
	Period Ended	Options	Price	Term	2009

Options outstanding as of:	December 31, 2008	2,493,930	$28.33
Options granted		1,060,250	$1.34
Options forfeited		(42,312)	$3.01
Options exchanged for restricted stock units		(2,084,518)	$29.02
Options expired		(251,537)	$22.54
Outstanding as of:	June 30, 2009	1,175,813	$4.90	8.8	$194,133

Options vested and expected to vest as of:	June 30, 2009	1,069,427	$5.24	8.7	$174,438
Options vested and exercisable as of:	June 30, 2009	120,355	$33.97	1.8	$—
Weighted average remaining recognition period in years		3.6

As of June 30, 2009, $1.3 million of accumulated unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, is expected to be recognized in future periods over a weighted average period of 3.6 years.

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2009:

		Options Outstanding			Options Exercisable
		Number Of	Weighted		Number Of
		Options	Average	Weighted	Options	Weighted
		Outstanding	Remaining	Average	Exercisable	Average
		June 30,	Contractual	Exercise	June 30,	Exercise
Exercise Prices		2009	Life	Price	2009	Price
$1.34	$1.34	1,021,750	9.6	$1.34	—	$—
$2.02	$12.31	43,313	8.5	$9.85	9,605	$11.66
$27.75	$33.9	29,500	0.7	$28.26	29,500	$28.26
$35.05	$35.05	52,500	1.2	$35.05	52,500	$35.05
$40.00	$48.21	28,750	2.1	$45.32	28,750	$45.32
		1,175,813	8.8	$4.90	120,355	$33.97

Recognized Non-Cash Compensation Expense

The following table summarizes stock-based compensation related to awards of restricted stock units, employee stock options and purchases under the employee stock purchase plan for the six and three months ended June 30, 2009 and 2008:

	Six Months Ended		Three Months Ended
	June 30,
	2009	2008	2009	2008
	(amounts in thousands)

Station operating expenses	$762	$1,113	$672	$730
Corporate general and administrative expenses	2,937	4,605	1,235	1,415
Stock-based compensation expense included in operating expenses	3,699	5,718	1,907	2,145
Income tax benefit (net of a fully reserved valuation allowance in 2009)	—	(1,965)	—	(725)
Total	$3,699	$3,753	$1,907	$1,420

2009 Option Exchange Program

In February 2009, the Company’s Board of Directors approved an amendment to the Plan to permit a one-time Option Exchange Program (“2009 OEP”), which amendment was approved at the May 2009 shareholders’ meeting. On April 13, 2009, the Company commenced the 2009 OEP (subject to shareholder approval) by making an offer to exchange to the Company’s eligible employees and non-employee directors. The Company offered such persons the opportunity to make an election to exchange all of their outstanding stock options with exercise prices equal to or greater than $11.80 per share for a lesser number of shares of the Company’s restricted stock units. The exchange ratios were as follows:

Option	Exchange Ratio
Strike Price	(Options For RSUs)
At least $11.80, but less than $30.00	2.25 for 1
$30.00 or more	4.5 for 1

On May 15, 2009, following the May 14, 2009 expiration of the Company’s 2009 OEP, the Company granted 0.7 million restricted stock units in exchange for 2.1 million options. As a result of the 2009 OEP, the number of restricted stock units that can be issued under the Plan was effectively increased by 0.7 million as all restricted stock units granted did not count against the restricted stock sublimit in the Plan.  In addition, the number of awards that can be issued under the Plan was effectively reduced by 2.1 million as all options that were exchanged will not be available for re-grant under the Plan.

The Company applied modification accounting for the 2009 OEP and will recognize share-based compensation expense of $1.2 million on a straight-line basis over the four-year vesting period of the restricted stock units. Under modification accounting, the fair value of the new shares immediately prior to the exchange was greater by $1.2 million than the fair value of the surrendered options. In addition, under the bifurcated method, share-based compensation expense of $0.9 million associated with any unvested options exchanged and cancelled as of the modification date will be recognized over the remaining original option term, and the expense will only be reversed if the original service period is not met.

Tax Benefit, Or Additional Paid-In-Capital Pool

In connection with the vesting of restricted stock units issued under the Company’s 2006 Option Exchange Program, the Company received tax deductions in excess of previously recorded tax benefits.  As a result, the Company recorded a windfall tax benefit of $0.5 million for the six months ended June 30, 2008, which was classified as a financing cash inflow in the condensed consolidated statements of cash flows.

For the six months ended June 30, 2008, the Company utilized its paid-in-capital pool of $1.7 million (including the $0.5 million as described above) that resulted from tax benefits recorded in this period and in prior periods.

3.                                      INTANGIBLE ASSETS AND GOODWILL

(A) Indefinite-Lived Intangibles

Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and certain intangible assets are not amortized.  The Company has concluded that our acquired broadcasting licenses are treated as an indefinite-lived intangible asset and similar to goodwill, these assets are reviewed at least annually for impairment. At the time of each review, if the recorded value of goodwill and certain intangibles (such as broadcasting licenses) is more than their fair value, then a charge is made to the results of operations.

Under accounting guidance, the Company may only write down the carrying value of its indefinite-lived intangibles, but is not permitted to increase the carrying value if the fair value of these assets subsequently increases.

Change In Annual Testing Period For Broadcasting Licenses

In 2009, the Company changed the period when it performs its annual impairment test for broadcasting licenses from the first quarter to the second quarter of each year, in line with its annual impairment test for goodwill.  The prior impairment test for broadcasting licenses was performed during the fourth quarter of 2008.

Broadcasting Licenses

The Company performs its broadcasting license impairment test by evaluating its broadcasting licenses for impairment at the market level using the direct method. Emerging Issues Task Force (“EITF”) 02-07 states that separately recorded indefinite-lived intangible assets should be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset.  The Company determines the fair value of the broadcasting licenses in each of its markets by relying on a discounted cash flow approach (a 10-year income model) assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The Company’s fair value analysis contains assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a certain market. These variables include, but are not limited to: (1) the forecast growth rate of each radio market, including assumptions regarding each market’s population, household income, retail sales and other factors that would influence advertising expenditures; (2) market share and profit margin of an average station based upon market size and station type; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; (6) an effective tax rate assumption; and (7) future terminal values.

During the second quarter of 2009, the Company completed the impairment test for broadcasting licenses and determined that the fair value of the broadcasting licenses was less than the amount reflected in the balance sheet for each of the Company’s markets, other than Seattle, and recorded an impairment loss of $60.8 million. The prolonged economic downturn negatively impacted the radio broadcasting industry as advertising revenues continued to decline and expectations for growth over the next fiscal year were reduced. The projected growth levels for the industry and the Company are now less than those originally forecasted for 2009, which is the primary reason for further impairment to broadcasting licenses in the current quarter.  As revenues decline, profitability levels are also negatively impacted as fixed costs represent a large component of a radio station’s operating expenses. As a result, the asset base is particularly sensitive to the impact of continued declining revenues.

The following table reflects certain key estimates and assumptions since the most recent annual test in the fourth quarter of 2008.  The ranges for operating profit margin and market long-term revenue growth rates are for each of the Company’s markets. In general, when comparing between the fourth quarter of 2008 and the second quarter of 2009: (1) the market specific operating profit margin range declined; and (2) the market long-term revenue growth rates were consistent, however, current period revenues were less than previously projected for 2009.

	Fourth	Second
	Quarter	Quarter
	2008	2009
Discount rates	10.6%	10.6%
Operating profit margin ranges	21.0% to 46.7%	21.0% to 44.0%
Market long-term revenue growth rates	1.0% to 2.0%	1.0% to 2.5%

The following table presents, in thousands, the changes in broadcasting licenses for the six months ended June 30, 2009 and 2008:

		Carrying
		Amount
Balance as of:	December 31, 2008	$768,646
Loss on impairment		(60,794)
Balance as of:	June 30, 2009	$707,852

		Carrying
		Amount
Balance as of:	December 31, 2007	$1,316,983
Acquisition		210,358
Loss on impairment		(117,000)
Balance as of:	June 30, 2008	$1,410,341

The amount of unamortized broadcasting licenses reflected in the balance sheet as of June 30, 2009 and December 31, 2008 was $707.9 million and $768.6 million, respectively. If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s broadcasting licenses below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges, which may be material, in future periods.

In connection with the Company’s annual review of its goodwill during the second quarter of 2008, the Company determined that the fair value of several of its markets’ broadcasting licenses was impaired under the second step of its goodwill analysis.  As a result, for the six months ended June 30, 2008, the Company recorded an impairment loss in the Denver, Greenville, Indianapolis and Memphis markets on an aggregate basis of $117.0 million and reduced its carrying value of broadcasting licenses.  Contributing factors to the impairment were a decline in the advertising dollars in these markets and its effect on the Company’s operations, coupled with changes in the anticipated growth of these markets.

Please refer to Note 14, Discontinued Operations, for a discussion of an impairment to broadcasting licenses in Rochester, New York, during the six months ended June 30, 2008.

Goodwill

The Company performs its annual impairment test on its goodwill during the second quarter of each year by comparing the fair value for each reporting unit with the amount reflected on the balance sheet. The Company has determined that a radio market is a reporting unit and in total, the Company assesses goodwill at 22 separate reporting units. If the fair value for any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141R, to the amount reflected in the balance sheet.

To determine the fair value, the Company uses an income and market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.

In step one of the Company’s goodwill analysis, the Company considered the results of the market approach and the income approach in computing the fair value of the Company’s reporting units. In the market approach, the Company applied an estimated market multiple of 6.0x (consistent with the multiple used in the fourth quarter of 2008) to each reporting unit’s operating performance to calculate the fair value. The Company applied the same market multiple consistently across all reporting units. In the income approach, the Company utilized the discounted cash flow method to calculate the fair value of the reporting unit (the key estimates and assumptions are included in the table below). The results of step one indicated that it was necessary to perform the second step analysis in seven of the 22 markets (each market is a reporting unit). The fair values for two of the seven markets were marginally above book value. Management believes that these approaches are commonly used methodologies for valuing broadcast radio stations and that a 6.0x multiple is an appropriate measurement given the recent fall in market valuations of broadcast radio stations together with a historically low level of market transactions in recent months. The marginal stations were included in the Company’s step one impairment testing due to the subjective nature of the step one analysis and the sensitivities inherent in these calculations. Factors contributing to the determination of the reporting unit’s operating performance were historical performance and/or management’s estimates of future performance.

Under the second step, the Company determined that the fair value of the Company’s goodwill was less than the amount reflected in the balance sheet for the seven markets tested, which were Austin, Greensboro, Greenville, Indianapolis, Kansas City, Memphis and Wichita, and recorded an impairment loss of $6.9 million during the second quarter of 2009. Contributing factors to the impairment were a decline in the advertising dollars in these markets and its effect on the Company’s operations, coupled with changes in the anticipated growth and profitability of these markets.

The prolonged economic downturn negatively impacted the radio broadcasting industry as advertising revenues continued to decline and expectations for growth over the next year also declined. The projected revenue growth levels for the industry and the Company are now less than those originally forecasted for 2009, which caused further goodwill impairment in the current quarter. As revenues decline, profitability levels are also negatively impacted as fixed costs represent a large component of a radio station’s operating expenses. As a result, the asset base is particularly sensitive to the impact of declining revenues.

The following table reflects certain key estimates and assumptions since the most recent annual test in the fourth quarter of 2008.  The ranges for operating profit margin and revenue growth rates are for each of the Company’s markets.  In general, when comparing between the fourth quarter of 2008 and the second quarter of 2009: (1) the market specific operating profit margin range declined; and (2) the market long-term revenue growth rates were consistent, however, current period revenues were less than previously projected for 2009.

	Fourth	Second
	Quarter	Quarter
	2008	2009
Discount rates	10.6%	10.6%
Operating profit margin ranges	21.0% to 44.0%	21.0% to 41.0%
Market long-term revenue growth rates	1.0% to 2.0%	1.0% to 2.5%

The following table presents, in thousands, the change in goodwill for the six months June 30, 2009 and 2008:

		Carrying
		Amount
Balance as of:	December 31, 2008	$45,050
Loss on impairment		(6,882)
Balance as of:	June 30, 2009	$38,168

		Carrying
		Amount
Balance as of:	December 31, 2007	$115,614
Acquisition		2,807
Loss on impairment		(67,587)
Balance as of:	June 30, 2008	$50,834

During the second quarter of 2008, the Company recorded an impairment loss of $67.6 million on an aggregate basis for the Denver and Indianapolis markets. Contributing factors to the impairment were a decline in the available advertising dollars in these markets and its effect on the Company’s operations, coupled with changes in the anticipated growth of the broadcasting industry and its impact on prices paid for radio stations.

Please refer to Note 14, Discontinued Operations, for a discussion of an impairment to goodwill during the six months ended June 30, 2008 related to the disposition of radio station assets in Rochester, New York.

The amount of goodwill reflected in the Company’s balance sheet as of June 30, 2009 and December 31, 2008 was $38.2 million and $45.1 million, respectively.  If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges, which may be material, in future periods.

(B) Definite-Lived Intangibles

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, acquired advertising contracts and income leases. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The amount of the amortization expense for definite-lived intangible assets was $0.1 million and $2.8 million for the six months ended June 30, 2009 and 2008, respectively.  As of June 30, 2009, the Company reflected $0.9 million in unamortized definite-lived assets, which is included in deferred charges and other assets on the balance sheet.

The following is an estimate of the amortization expense for definite-lived assets, in thousands, for each of the succeeding years ending December 31:

			Definite-
			Lived
			Assets
Year ending	December 31,:
2009	Excludes year to date ended:	June 30, 2009	$72
2010			124
2011			84
2012			81
2013			53
Thereafter			445
Total			$859

4.                                      ACQUISITIONS, DISPOSITIONS AND UNAUDITED PRO FORMA SUMMARY

Acquisitions And Dispositions For The Six Months Ended June 30, 2009

There were no acquisitions or dispositions during the six months ended June 30, 2009.

Acquisitions And Dispositions For The Six Months Ended June 30, 2008

Exchange:  Four Stations In Cincinnati, Ohio, And Three Stations In Seattle, Washington, In Exchange For Three Stations In San Francisco, California

On March 14, 2008, the Company completed an exchange transaction to exchange four radio stations in Cincinnati, Ohio, and three radio stations in Seattle, Washington, for three radio stations in San Francisco, California, and $1.0 million in cash.  The fair value of the assets acquired in exchange for the assets disposed was accounted for under FAS No. 141, which resulted in a fair value of $220.0 million.

On February 26, 2007, each party to the exchange transaction commenced operations of the counter-party’s respective radio stations pursuant to a time brokerage agreement (“TBA”).

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

The following is a summary of those radio stations that were included in the exchange on March 14, 2008:

Markets	Radio Stations	Transactions
San Francisco, CA	KDFC-FM; KBWF-FM; and KOIT-FM	Company acquired
Seattle, WA	KBSG-FM; KIRO-AM; and KTTH-AM	Company disposed
Cincinnati, OH	WKRQ-FM; WSWD-FM; WUBE-FM; and WYGY-FM	Company disposed

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

Unaudited Pro Forma Summary Of Financial Information

The following pro forma information presents the consolidated results of operations as if any acquisitions which occurred had all occurred as of the beginning of each period presented, after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions occurred as of the beginning of the periods presented. For purposes of this presentation, the data does not reflect on a pro forma basis dispositions of radio stations (other than the disposition of: (1) a radio station in Cincinnati as the Company has never operated this station; and (2) the disposition of radio stations in Seattle and Cincinnati as this disposition was in exchange for the assets as described under Note 4).  In addition, the tables reflect on a pro forma basis as if the discontinued operations in Rochester were not discontinued. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Six Months Ended		Three Months Ended
	June 30,
	2009	2008	2009	2008
	(amounts in thousands, except per share data)
	(unaudited)
	Actual	Pro Forma	Actual	Actual

Net revenues	$176,671	$220,610	$101,300	$124,180
Net loss	$(36,577)	$(101,251)	$(41,913)	$(96,326)
Net loss per common share - basic and diluted	$(1.03)	$(2.71)	$(1.19)	$(2.61)

5.                                      SENIOR DEBT

Bank Facility

In June 2007, the Company entered into a credit agreement (the “Bank Facility”) with a syndicate of banks (currently 24 banks) for a $1,050 million senior secured credit facility that matures in June 2012. The Bank Facility is comprised of $650 million in revolving credit (“Revolver”) and a $400 million term loan (“Term A”). The Company is required to make repayments of the Term A beginning September 2009 in quarterly amounts starting at $15 million and increasing to $60 million. The Bank Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly owned subsidiaries. The Bank Facility requires the Company to comply with certain financial covenants which are defined terms within the agreement, including: (1) Consolidated Funded Indebtedness not to exceed 6 times Consolidated Operating Cash Flow; and (2) Consolidated Operating Cash Flow to be at a minimum of 2 times Consolidated Interest Charges.

As of June 30, 2009, the Company had: (1) $761.0 million outstanding under the Bank Facility, including: (i) $400.0 million in Term A; and (ii) 361.0 million in drawn Revolver; and (2) a $1.5 million letter of credit.

The undrawn amount of the Revolver was $287.5 million as of June 30, 2009. The amount of the Revolver available to the Company, however, is a function of covenant compliance at the time of borrowing. Based on the Company’s financial covenant analysis as of June 30, 2009, and assuming any newly borrowed funds were not used to repay indebtedness or in a manner which had a positive effect on Consolidated Operating Cash Flow, the Company could borrow $42.9 million of the $287.5 million in available Revolver. The entire amount of the available Revolver could be borrowed by the Company to the extent such borrowed funds are used to repay indebtedness. To this end, the Company plans to use its available Revolver capacity and cash flow from operations to fund the amortization of the Term A.

The Company believes it will be in compliance in 2009 with the financial covenants and other terms of the Company’s Bank Facility and Senior Subordinated Notes (the “Notes”).

The current economic crisis has reduced demand for advertising in general, including advertising on the Company’s radio stations.  If the Company’s revenues decline more than planned due to difficult market conditions, the Company’s ability to maintain compliance with the financial covenants in its credit facilities would become increasingly difficult without additional remedial measures. Such remedial measures include, but are not limited to, management’s plans to further reduce operating costs, opportunistically repurchase debt at a discount and the sale of assets. If the Company’s remedial measures were not successful in maintaining covenant compliance, then the Company would negotiate with its lenders for relief, which relief could result in higher interest expense. Failure to comply with the Company’s financial covenants or other terms of the Bank Facility or Senior Subordinated Notes and failure to negotiate relief from its lenders could result in the acceleration of the maturity of all outstanding debt. Under these circumstances, the acceleration of the Company’s debt could have a material adverse effect on the Company’s business.

6.                                      SENIOR SUBORDINATED NOTES

During the six months ended June 30, 2009 and 2008, the Company repurchased $39.4 million and $41.7 million, respectively, of its 7.625% Senior Subordinated Notes due March 1, 2014. For the six and three months ended June 30, 2009, the Company recorded in the statement of operations a gain on the extinguishment of debt of $16.1 million and $8.4 million, respectively, net of the write-off of deferred financing costs of $0.5 million and $0.2 million, respectively.  During the six months and three months ended June 30, 2008, the Company recorded in the statements of operations a gain on the extinguishment of debt of $2.4 million and $0.6 million, respectively, net of the write-off of deferred financing costs of $0.6 million and $0.2 million, respectively.  The Notes outstanding as of June 30, 2009 were $44.1 million.

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

During the six months ended June 30, 2009 and 2008, the Company had outstanding the aggregate notional amount of $550.0 million of cash flow interest rate transactions that were hedged against the Company’s variable rate senior debt.  During the six months ended June 30, 2008, a derivative rate hedging transaction with a notional amount of $30.0 million and an initial term of 10 years expired.

As of June 30, 2009, the Company had the following derivatives outstanding:

									Effective
									Date That	Notional
Type					Fixed				Notional	Amount
Of	Notional	Effective			LIBOR			Expiration	Amount	After
Hedge	Amount	Date		Collar	Rate			Date	Decreases	Decrease
	(amounts									(amounts
	(in millions)									(in millions)

Swap	$225.0	Jan. 28, 2008		n/a	3.03%			Jan. 28, 2011	Jan. 28, 2010	$150.0

Collar	$100.0	Feb. 28, 2008	[	Cap Floor	4.00 2.14	% %	]	Feb. 28, 2011	n/a	n/a

Swap	$125.0	March 28, 2008		n/a	2.91%			Sept. 28, 2011	n/a	n/a

Swap	$100.0	May 28, 2008		n/a	3.62%			May 28, 2012	n/a	n/a

The following is a summary of the fair value of the derivatives outstanding as of June 30, 2009 and December 31, 2008:

		Fair Value
		June 30,	December 31,
	Balance Sheet	2009	2008
	Location	Asset (Liability)
		(amounts in thousands)
Designated Derivatives
Interest rate hedge transactions	Other Long Term Liabilities	$(13,903)	$(15,262)

The Company does not expect to reclassify to the statement of operations within the next 12 months any portion of the amount outstanding as of June 30, 2009.

The following is a summary of the gains (losses) related to the Company’s cash flow hedges for the six months ended June 30, 2009 and 2008:

Six Months Ended June 30, 2009
Type Of	Amount Of	Location Of	Amount Of		Amount Of
Derivative	Gain (Loss)	Gain (Loss)	Gain (Loss)	Location Of	Gain (Loss)
Designated	Recognized In	Reclassified	Reclassified	Gain (Loss)	In Statement
As A	Other	From OCI To	From OCI To	In Statement	Of Operations
Cash Flow	Comprehensive	Statement Of	Statement Of	Of	Due To
Hedge	Income (“OCI”)	Operations	Operations	Operations	Ineffectiveness
	(amounts in		(amounts in		(amounts in
	thousands)		thousands)		thousands)

Interest Rate	$1,359	Interest Expense	$—	Interest Expense	$—

Six Months Ended June 30, 2008
Type Of	Amount Of	Location Of	Amount Of		Amount Of
Derivative	Gain (Loss)	Gain (Loss)	Gain (Loss)	Location Of	Gain (Loss)
Designated	Recognized In	Reclassified	Reclassified	Gain (Loss)	In Statement
As A	Other	From OCI To	From OCI To	In Statement	Of Operations
Cash Flow	Comprehensive	Statement Of	Statement Of	Of	Due To
Hedge	Income (“OCI”)	Operations	Operations	Operations	Ineffectiveness
	(amounts in		(amount in		(amounts in
	thousands)		thousands)		thousands)

Interest Rate	$7,891	Interest Expense	$—	Interest Expense	$34

The following is a summary of the gains (losses) related to the Company’s cash flow hedges for the three months ended June 30, 2009 and 2008:

Three Months Ended June 30, 2009
Type Of	Amount Of	Location Of	Amount Of		Amount Of
Derivative	Gain (Loss)	Gain (Loss)	Gain (Loss)	Location Of	Gain (Loss)
Designated	Recognized In	Reclassified	Reclassified	Gain (Loss)	In Statement
As A	Other	From OCI To	From OCI To	In Statement	Of Operations
Cash Flow	Comprehensive	Statement Of	Statement Of	Of	Due To
Hedge	Income (“OCI”)	Operations	Operations	Operations	Ineffectiveness
	(amounts in		(amounts in		(amounts in
	thousands)		thousands)		thousands)

Interest Rate	$2,344	Interest Expense	$—	Interest Expense	$—

Three Months Ended June 30, 2008
Type Of	Amount Of	Location Of	Amount Of		Amount Of
Derivative	Gain (Loss)	Gain (Loss)	Gain (Loss)	Location Of	Gain (Loss)
Designated	Recognized In	Reclassified	Reclassified	Gain (Loss)	In Statement
As A	Other	From OCI To	From OCI To	In Statement	Of Operations
Cash Flow	Comprehensive	Statement Of	Statement Of	Of	Due To
Hedge	Income (“OCI”)	Operations	Operations	Operations	Ineffectiveness
	(amounts in		(amount in		(amounts in
	thousands)		thousands)		thousands)

Interest Rate	$10,724	Interest Expense	$—	Interest Expense	$—

The following table presents the accumulated derivative gains (losses) recorded in the statement of comprehensive income (loss) as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
	Assets (Liabilities)
	(amounts in thousands)

Accumulated derivative unrealized loss	$(13,903)	$(15,262)

Accounting For Derivative Instruments And Hedging Activities

The Company recognizes at fair value all derivatives, whether designated in hedging relationships or not, in the balance sheet as either assets or liabilities. The accounting for changes in the fair value of a derivative, including certain derivative instruments embedded in other contracts, depends on the intended use of the derivative and the resulting designation. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects net income. If a derivative does not qualify as a hedge, it is marked to fair value through the statement of operations.  Any fees associated with these derivatives are amortized over their term.  Under these derivatives, the differentials to be received or paid are recognized as an adjustment to interest expense over the life of the contract. In the event the cash flow hedges are terminated early, any amount previously included in comprehensive income (loss) would be reclassified as interest expense to the statement of operations as the forecasted transaction settles.

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

Guarantor Arrangements

The Company enters into indemnification agreements in the ordinary course of business and other agreements which include indemnification provisions.  The Company believes the estimated fair value of these agreements is minimal and has not recorded liabilities for these agreements as of June 30, 2009.

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

9.                                      SHAREHOLDERS’ EQUITY

Dividend Equivalents

The Company’s grants of RSUs (restricted stock units) include the right, upon vesting, to receive a cash payment equal to the aggregate amount of dividends, if any, that a holder would have received on the shares of common stock underlying their RSUs if such RSUs had been vested during the period. For the six months ended June 30, 2009 and 2008, the Company paid $0.7 million and $0.9 million, respectively, to the holders of restricted stock units that vested during these periods. The long-term dividend equivalent amount, accrued and unpaid on unvested restricted stock units, was $0.3 million and $1.1 million as of June 30, 2009 and December 31, 2008, respectively, and is included under other long-term liabilities in the balance sheet. The short-term dividend equivalent amount, accrued and unpaid on unvested restricted stock units, was $1.5 million and $1.6 million as of June 30, 2009 and December 31, 2008, respectively, and is included under other current liabilities in the balance sheet. The Company recognizes the tax benefit for income tax purposes as a reduction to its income tax expense (before any adjustment for a valuation allowance) rather than as an increase to its paid-in capital as all dividend equivalent payments are made to the holders of restricted stock upon the later of vesting of the units or termination of the deferral period for previously vested units.

Repurchases Of Vested Restricted Stock Units

Upon vesting, unless an employee elects to pay the tax withholding obligation in cash, the Company withholds shares of stock in an amount sufficient to cover the employee’s tax withholding obligations.  As a result, during the six months ended June 30, 2009 and 2008, the Company was deemed to have repurchased 0.1 million shares of stock in each period.

Share Repurchase Programs

The Company’s share repurchase program expired on June 30, 2009.

During the six months ended June 30, 2009, the Company repurchased 0.7 million shares in the amount of $0.9 million at an average price of $1.34 per share.  During the six months ended June 30, 2008, the Company repurchased 1.3 million shares in the amount of $13.3 million at an average price of $10.18 per share.

10.                               DEFERRED COMPENSATION PLANS

The Company provides certain of its employees and the Board of Directors with an opportunity to defer a portion of their compensation on a tax-favored basis. The obligations by the Company to pay these benefits under these plans represent unsecured general obligations that rank equally with the Company’s other unsecured indebtedness. Deferred compensation expense is allocated to corporate general and administrative expenses and station operating expenses.

As of June 30, 2009 and December 31, 2008, $4.5 million and $3.7 million, respectively, were deferred under these plans and were included in other long-term liabilities. For the six months and three months ended June 30, 2009, the Company recorded an increase in deferred compensation expense of $0.3 million and $0.5 million, respectively. For the six months and three months ended June 30, 2008, the Company recorded a decrease in deferred compensation expense of $0.3 million and $0.1 million, respectively.

11.                               NET INCOME (LOSS) PER SHARE

Six Months Ended June 30, 2009 and 2008

The effect of stock options and restricted stock units in the calculation of net income (loss) per share, using the treasury stock method, was anti-dilutive for the six months and three months ended June 30, 2009 and June 30, 2008.

The following table sets forth the computations of basic and diluted net loss per share for the six months ended June 30, 2009 and 2008:

	Six Months Ended
	June 30, 2009			June 30, 2008
	(amounts in thousands, except share and per share data)
	Net Loss	Shares	EPS	Net Loss	Shares	EPS
Basic net loss per common share:
Loss from continuing operations	$(36,577)	35,342,509	$(1.03)	$(87,124)	37,304,858	$(2.34)
Loss from discontinued operations	—	—	—	(3,977)	—	(0.10)
Net loss	$(36,577)	35,342,509	$(1.03)	$(91,101)	37,304,858	$(2.44)
Impact of equity awards		—			—
Diluted net loss per common share:
Loss from continuing operations	$(36,577)	35,342,509	$(1.03)	$(87,124)	37,304,858	$(2.34)
Loss from discontinued operations	—	—	—	(3,977)	—	(0.10)
Net loss	$(36,577)	35,342,509	$(1.03)	$(91,101)	37,304,858	$(2.44)

For the six months ended June 30, 2009 and 2008, 0.2 million and 0.1 million incremental shares, respectively, were not included in diluted net loss per share as the shares were anti-dilutive when reporting a net loss.

In computing the incremental shares under the treasury stock method for the six months ended June 30, 2009, 1.0 million restricted stock units (including less than 0.1 million restricted stock units with market and service conditions, as half of the restricted stock units with market conditions were not satisfied as of June 30, 2009) and options to purchase 1.8 million shares of common stock at a range of $1.48 to $48.21, were excluded from the computation as they were anti-dilutive.

In computing the incremental shares under the treasury stock method for the six months ended June 30, 2008, 1.3 million restricted stock units (including 0.3 million restricted stock units with market and service conditions as the market conditions were not satisfied as of June 30, 2008) and options to purchase 2.5 million shares of common stock at a range of $10.42 to $52.05, were excluded from the computation as they were anti-dilutive.

Three Months Ended June 30, 2009 and 2008

The following table sets forth the computations of basic and diluted net loss per share for the three months ended June 30, 2009 and 2008:

	Three Months Ended
	June 30, 2009			June 30, 2008
	(amounts in thousands, except share and per share data)
	Net Loss	Shares	EPS	Net Loss	Shares	EPS
Basic net loss per common share:
Loss from continuing operations	$(41,913)	35,289,531	$(1.19)	$(96,293)	36,965,906	$(2.60)
Loss from discontinued operations	—	—	—	(33)	—	—
Net loss	$(41,913)	35,289,531	$(1.19)	$(96,326)	36,965,906	$(2.60)
Impact of equity awards		—			—
Diluted net loss per common share:
Loss from continuing operations	$(41,913)	35,289,531	$(1.19)	$(96,293)	36,965,906	$(2.60)
Loss from discontinued operations	—	—	—	(33)	—	—
Net loss	$(41,913)	35,289,531	$(1.19)	$(96,326)	36,965,906	$(2.60)

For the three months ended June 30, 2009 and 2008, 0.4 million and 0.1 million incremental shares, respectively, were not included in diluted net loss per share as the shares were anti-dilutive when reporting a net loss.

In computing the incremental shares under the treasury stock method for the three months ended June 30, 2009, 0.9 million restricted stock units (including less than 0.1 million restricted stock units with market and service conditions, as half of the restricted stock units with market and service conditions were not satisfied as of June 30, 2009) and options to purchase 1.2 million shares of common stock at a range of $1.75 to $48.21, were excluded from the computation as they were anti-dilutive.

In computing the incremental shares under the treasury stock method for the three months ended June 30, 2008, 1.4 million restricted stock units (including 0.3 million restricted stock units with market and service conditions as the market conditions were not satisfied as of June 30, 2008) and options to purchase 2.5 million shares of common stock at a range of $9.48 to $52.05, were excluded from the computation as they were anti-dilutive.

12.                               INCOME TAXES

Effective Tax Rate - Overview

The Company’s income tax rates for the six months and three months ended June 30, 2009 were based on the estimated annual effective tax rate for 2009, which includes: (1) the effect of permanent differences between income subject to income tax for book and tax purposes; and (2) any discrete items of tax. The Company’s effective tax rate, which can fluctuate from quarter to quarter, can be higher than the federal statutory rate of 35% primarily as a result of the provision for state taxes (net of a federal tax deduction).

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

Tax Rate For The Six Months And Three Months Ended June 30, 2009

The effective income tax rates (benefits) were 0.7% and (2.8%) for the six months and three months ended June 30, 2009, respectively. The effective income tax rate reflects an increase in the deferred tax asset valuation allowance (after consideration for any net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill) for the reasons as described below under Valuation Allowance For Deferred Tax Assets.

Tax Rate For The Six Months And Three Months Ended June 30, 2008

The effective income tax rates (benefits) were (37.5%) and (37.8%) for the six months and three months ended June 30, 2008, respectively.

Deferred Tax Liabilities

As of June 30, 2009 and as of December 31, 2008 there were no deferred tax liabilities as deferred tax liabilities were fully offset by deferred tax assets. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

Valuation Allowance For Deferred Tax Assets

The Company increased its valuation allowance by $11.6 million to $79.0 million as of June 30, 2009 from $67.4 million as of December 31, 2008, primarily as a result of an increase in its deferred tax assets as of June 30, 2009 as compared to December 31, 2008. As a result of cumulative losses incurred by the Company since 2006, a deferred tax asset valuation allowance was established due to the uncertainty that the deferred tax assets would be realized in future years (after consideration for any net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill). The valuation allowance as of June 30, 2009 and December 31, 2008 includes $5.5 million and $6.0 million, respectively, for an income tax benefit recorded in other comprehensive income (loss).

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

Income Tax Payments

The Company made income tax payments of $0.2 million and less than $0.1 million for the six months ended June 30, 2009 and 2008, respectively.  The Company received income tax refunds of less than $0.1 million and $14.3 million for the six months ended June 30, 2009 and 2008, respectively.

Liabilities For Uncertain Tax Positions

For the six months ended June 30, 2009 and 2008, the Company recorded changes to its liabilities for uncertain tax positions to the statements of operations as income tax expense of $0.1 million for each period, which amounts consisted primarily of interest and penalties. For the three months ended June 30, 2009 and 2008, the Company recorded changes to its liabilities for uncertain tax positions to the statements of operations as income tax expense of less than $0.1 million for each period, which amounts consisted primarily of interest and penalties. The Company’s liabilities for uncertain tax positions as of June 30, 2009 and December 31, 2008 were $4.4 million and $4.3 million, respectively, which were recorded in the balance sheets as long-term tax liabilities. The Company reviews its estimates on a quarterly basis, and any change in its liabilities for uncertain tax positions will result in an adjustment to its income tax expense in the statement of operations in each period measured.

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

13.                               ACCOUNTS RECEIVABLE AND RELATED ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are comprised primarily of advertising that has aired on the Company’s radio stations, but for which payment has not been collected, net of agency commissions and an estimated allowance for doubtful accounts. Estimates of the allowance for doubtful accounts are recorded based on management’s judgment of the collectability of the accounts receivable based on historical information, relative improvements or deteriorations in the age of the accounts receivable and changes in current economic conditions.

The accounts receivable balances and reserve for doubtful accounts as of June 30, 2009 and December 31, 2008 are presented in the following table:

	June 30,	December 31,
	2009	2008
	(amounts in thousands)

Accounts receivable	$75,989	$79,830
Allowance for doubtful accounts	(3,148)	(4,476)
Accounts receivable, net of allowance for doubtful accounts	$72,841	$75,354

As of June 30, 2009 and December 31, 2008, the Company recorded accounts receivable credits in the amounts of $2.2 million and $1.9 million, respectively, which amounts are included in the balance sheets under other current liabilities.

As of June 30, 2009 and December 31, 2008, the Company recorded: (1) short-term unearned revenues of $1.0 million and $1.4 million, respectively, which amounts are included in the balance sheets under other current liabilities; and (2) long-term unearned revenues of $0.3 million and $0.7 million, respectively, which amounts are included in the balance sheets under other long-term liabilities.

14.                             DISCONTINUED OPERATIONS

The Company applied the provisions of SFAS No. 144 to: (1) the disposition on July 14, 2008 of radio broadcasting assets in the Rochester, New York, market (for further discussion of this disposition, please refer to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 26, 2009); (2) the disposition on March 14, 2008 of radio broadcasting assets in the Cincinnati, Ohio, market and in the Seattle, Washington, market (see Note 4, Acquisitions, Dispositions And Unaudited Pro Forma Summary); and (3) the disposition on January 15, 2008 of a radio station in Austin, Texas, (see Note 4, Acquisitions, Dispositions And Unaudited Pro Forma Summary).  SFAS No. 144 requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations.

The Company did not report as discontinued operations the disposition of the radio stations in Cincinnati, Ohio, as there was no activity in this market by the Company since the Company’s acquisition of these stations during the fourth quarter of 2007 (these stations were operated by a third party pursuant to a TBA for the period from February 26, 2007 through March 14, 2008).

The Company did not report as discontinued operations the disposition of the radio station in the Austin market or the disposition of the three radio stations in the Seattle market as these operations did not meet the criteria for the reclassification of operating results to discontinued operations due to the expected migration of cash flows from the disposed stations to other Company-owned radio stations.  Therefore, the results remain classified in income from continuing operations.

The Company did not allocate any interest expense for the periods presented, as no debt was required to be repaid under the Company’s Bank Facility as a result of the disposition of these radio station assets.

Selected financial information related to discontinued operations in the Rochester market for the six months and three months ended June 30, 2008 is as follows:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(amounts in thousands)

Net broadcast revenues	$401	$1,440

Station operating expenses	454	1,477
Impairment loss	—	6,675
Total operating expense	454	8,152
Loss before tax benefit	(53)	(6,712)
Income tax benefit	20	2,735
Loss from discontinued operations, net of income taxes benefit	$(33)	$(3,977)

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

Recurring Fair Value Measurements

The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009 and December 31, 2008. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

As Of June 30, 2009
Value Measurements At Reporting Date Using
Quoted Prices
In Active
		Markets For	Significant
		Identical	Other	Significant
		Assets Or	Observable	Unobservable
		Liabilities	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets (Liabilities)
(amounts in thousands)

Assets
Available For Sale Securities	$1,370	$—	$—	$1,370

Liabilities
Interest Rate Cash Flow Hedges	$(13,903)	$	$(13,903)	$—

As Of December 31, 2008
Value Measurements At Reporting Date Using
Quoted Prices
In Active
		Markets For	Significant
		Identical	Other	Significant
		Assets Or	Observable	Unobservable
		Liabilities	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets (Liabilities)
(amounts in thousands)

Assets
Available For Sale Securities	$1,399	$—	$—	$1,399

Liabilities
Interest Rate Cash Flow Hedges	$(15,262)	$	$(15,262)	$—

For available-for-sale securities, the Company uses quoted equity prices for identical assets and liabilities that are available in active markets (level 1).  For the Company’s interest rate hedges, the Company pays a fixed rate and receives a variable interest rate that is observable based upon a forward interest rate curve and is therefore considered a level 2 item (based on London Interbank Offered Rate, or “LIBOR”).

For the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (level 3), the following amounts in thousands are a reconciliation of the activity during each of the quarters within the six months ended June 30, 2009 and 2008:

Available
For Sale
Securities
Assets
Balance as of December 31, 2008	1,376
Recovery of investment	(6)
Balance as of March 31, 2009 and June 30, 2009	$1,370

Available
For Sale
Securities
Assets
Balance as of December 31, 2007	$1,557
Purchases	6
Balance as of March 31, 2008 and June 30, 2008	$1,563

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis under the circumstances and events described in Note 3, Intangible Assets And Goodwill, and are adjusted to fair value only when the carrying values are more than the fair values.  The categorization of the framework used to price the assets is considered a level 3, due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 3, Intangible Assets And Goodwill, for the disclosure of certain key assumptions used to develop the unobservable inputs).

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of June 30, 2009, along with the impairment loss recognized on the fair value measurement for the six and three months ended June 30, 2009:

Non-Recurring Assets Subject To Fair Value Measurement

	As Of June 30, 2009
	Fair Value Measurements Using
		Quoted Prices
		In Active
		Markets For	Significant
		Identical	Other	Significant	Six Months	Three Months
		Assets Or	Observable	Unobservable	Ended	Ended
		Liabilities	Inputs	Inputs	June 30, 2009
Description	Total	(Level 1)	(Level 2)	(Level 3)	Impairment Loss
	(amounts in thousands)

Net property and equipment	$76,921	$—	$—	$76,921	$—	$—
Other intangibles, net	1,831	—	—	1,831	—	—
Goodwill	38,168	—	—	38,168	6,882	6,882
Radio broadcasting licenses	707,852	—	—	707,852	60,794	60,794

Total	$824,772	$—	$—	$824,772	$67,676	$67,676

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

(2) Senior debt (see Note 5): As of June 30, 2009 and December 31, 2008, the fair value of the Company’s senior debt was $693.8 million and $700.3 million, respectively, while the carrying value was $761.0 million and $750.0 million, respectively. The Company’s determination of the fair value was based on a risk adjusted rate.

(3) 7.625% Senior Subordinated Notes (see Note 6): As of June 30, 2009 and December 31¸ 2008, the fair value of the Company’s 7.625% Senior Subordinated Notes was $25.3 million and $45.8 million, respectively, while the carrying value was $44.1 million and $83.5 million, respectively. The fair values were based on available market prices.

(4) Outstanding Letters of Credit: The Company had a letter of credit outstanding in the amount of $1.5 million as of June 30, 2009 and 2008. The Company does not believe it is practicable to estimate the fair value of this financial instrument and does not expect any material loss from the resolution since performance is not likely to be required.

16.                               DEFERRED CHARGES AND OTHER ASSETS AND OTHER LONG-TERM LIABILITIES

Deferred charges and other assets, including definite-lived intangible assets, consist of the following:

	June 30,	December 31,
	2009	2008
	(amounts in thousands)

Debt issuance costs, net	$4,543	$5,775
Software costs, net	1,838	2,454
Prepaid assets - long term	1,477	1,600
Deferred contracts and other agreements, net	793	857
Leasehold premium, net	750	795
Deposits - long term	353	—
Advertiser lists and customer relationships, net	61	80
Other	163	147
	$9,978	$11,708

As of June 30, 2009 and December 31, 2008, the deferred rent liabilities were $3.5 million and $3.4 million, respectively, and are included in other under long-term liabilities.

17.                               SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through August 5, 2009, which is the date the financial statements were issued.

ITEM 2.     Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2009. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the six and three months ended June 30, 2009 as compared to the six and three months ended June 30, 2008.  Our results of operations during the relevant periods: (i) represent the operations of the radio stations: (1) owned and operated by us; (2) operated by us pursuant to time brokerage agreements (“TBAs”); and (ii) exclude those radio stations owned by us but operated by others pursuant to TBAs.

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

Results of Operations

The following significant factors affected our results of operations for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008:

Acquisitions

•                  On March 14, 2008, we acquired three radio stations in San Francisco, California, that in 2009 increased our depreciation and amortization expense.

Dispositions

•                  On July 14, 2008, we sold three of our eight Rochester, New York, radio stations, which the buyer began operating on May 1, 2008 under a TBA with us, for net cash proceeds of $12.2 million. The results for these stations were recognized as discontinued operations.

•                  On March 14, 2008, we sold three of our seven Seattle, Washington, radio stations and recognized a gain of $10.0 million on the disposition of these assets.

•                  On January 15, 2008, we sold an Austin, Texas, radio station for $20.0 million in cash.

Financing

•                  Our interest expense decreased due to: (1) a decrease in interest rates; (2) a decrease in our outstanding debt; and (3) the redemption of a portion of our Senior Subordinated Notes that had a higher interest rate than the rate under our senior debt.

•                  During the six months ended June 30, 2009, we repurchased $39.4 million of Senior Subordinated Notes and recognized a net gain on extinguishment of debt of $16.1 million (net of deferred financing expenses). During the six months ended June 30, 2008, we repurchased $41.7 million of Senior Subordinated Notes and recognized a gain on extinguishment of debt of $2.4 million.

Other

•                  During the second quarters of 2009 and 2008, we recorded an impairment loss of $67.7 and $184.6 million, respectively, in connection with our review of certain intangible assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142.

•                  Since the third quarter of 2008, we have increased the valuation allowance for our net deferred tax assets (after consideration for any net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill) due to the cumulative losses incurred by us since 2006, which caused uncertainty as to the realization of the deferred tax assets in future years.

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

Six Months Ended June 30, 2009 As Compared To The Six Months Ended June 30, 2008

Net Revenues

	Six Months Ended
	June 30, 2009	June 30, 2008
	(dollars in millions)
Net Revenues	$176.7	$219.2
Amount of Change	$(42.5)
Percentage Change	(19.4)%

Our decrease in net revenues was impacted by the current economic downturn that caused declines in advertising and radio revenues. Net revenues declined in most of the markets where we operate stations.  Those stations that were impacted the most by the decline in net revenues were radio stations located in the Boston, San Francisco, Seattle and Sacramento markets.  Management anticipates that the negative trend in radio industry revenues will continue for the next several quarters, but we expect to see lower levels of decline in the second half of 2009.

Station Operating Expenses

	Six Months Ended
	June 30, 2009	June 30, 2008
	(dollars in millions)
Station Operating Expenses	$125.7	$138.6
Amount of Change	$(12.9)
Percentage Change	(9.3)%

The decrease in station operating expenses was primarily due to: (1) a decrease in net revenues as described above as certain variable expenses decrease with a corresponding decrease in net revenues; and (2) certain cost reduction initiatives that commenced during the fourth quarter of 2008, including but not limited to reductions in workforce and the elimination of the 401(k) employer matching contribution.  Management anticipates that the trend of declining station operating expenses will continue for the next several quarters as we realize the effects of previously implemented cost-cutting measures together with the decline in variable station operating expense.

Depreciation and Amortization Expense

	Six Months Ended
	June 30, 2009	June 30, 2008
	(dollars in millions)
Depreciation and Amortization Expense	$8.5	$11.5
Amount of Change	$(3.0)
Percentage Change	(26.0)%

Depreciation and amortization expense decreased in 2009 as the expense in 2008 was higher due to acquisitions during the fourth quarter of 2007, which included certain amortizable assets with lives of a short duration.

Corporate General and Administrative Expenses

	Six Months Ended
	June 30, 2009	June 30, 2008
	(dollars in millions)
Corporate General and Administrative Expenses	$11.6	$15.4
Amount of Change	$(3.8)
Percentage Change	(24.7)%

Corporate general and administrative expenses decreased primarily due to: (1) a decrease in non-cash compensation expense of $1.7 million as a result of a decrease in the fair value of equity awards issued; and (2) a decrease in legal expense of $1.3 million associated with certain legal proceedings during 2008 which did not reoccur in 2009.

Operating Loss

	Six Months Ended
	June 30, 2009	June 30, 2008
	(dollars in millions)
Operating Loss	$(36.9)	$(120.8)
Amount of Change	$83.9
Percentage Change	(69.5)%

The decrease in operating loss was primarily due to a reduction in impairment loss of $116.9 million in connection with our review of broadcasting licenses and goodwill in the second quarter of 2009 as compared to our review of goodwill during the second quarter of 2008. The decrease in operating loss was offset by: (1) a decrease in net revenues for the reasons described above under Net Revenues, net of a decrease in station operating expenses for the reasons described under Station Operating Expenses; and (2) a decrease in net gain on sale or disposal of assets of $10.0 million as a result of the sale in 2008 of our Seattle stations.

Interest Expense

	Six Months Ended
	June 30, 2009	June 30, 2008
	(dollars in millions)
Interest Expense	$16.0	$24.4
Amount of Change	$(8.4)
Percentage Change	(34.4)%

The decrease in interest expense was primarily due to: (1) a decrease in interest rates on outstanding debt during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008; (2) a decline in outstanding debt upon which interest is computed; and (3) the repurchase of our Senior Subordinated Notes, which have a higher interest rate than the replacement debt.

Loss From Continuing Operations Before Income Taxes (Benefit)

	Six Months Ended
	June 30, 2009	June 30, 2008
	(dollars in millions)
Loss From Continuing Operations Before Income Taxes (Benefit)	$(36.3)	$(139.5)
Amount of Change	$103.2
Percentage Change	(74.0)%

The decrease was primarily attributable to: (1) a decrease in operating loss for the reasons as described above under Operating Loss; (2) a $13.7 million increase on gain on the retirement of our Senior Subordinated Notes as we repurchased debt at a higher discount; and (3) a decrease in our interest expense of $8.4 million for the reasons described above under Interest Expense.

Income Taxes (Benefit)

	Six Months Ended
	June 30, 2009	June 30, 2008
	(dollars in millions)
Income Taxes (Benefit)	$0.3	$(52.3)
Amount of Change	$52.6
Percentage Change	(100.5)%

Our income tax expense was higher in 2009 as a result of recording a full valuation allowance for the full amount of our net deferred tax assets as a result of the cumulative losses incurred by us over the past three years (the recording of a full valuation allowance commenced during the third quarter of 2008).

Loss From Discontinued Operations, Net Of Tax Benefit

	Six Months Ended
	June 30, 2009	June 30, 2008
	(dollars in millions)
Loss From Discontinued Operations, Net Of Tax Benefit	$—	$(4.0)
Amount of Change	$4.0
Percentage Change	(100.5)%

The net change was primarily due to a non-cash impairment loss of $6.7 million (before income tax benefit) in the first quarter of 2008 for the Rochester assets that were held for sale and that were subsequently disposed of during the third quarter of 2008.

Net Loss

	Six Months Ended
	June 30, 2009	June 30, 2008
	(dollars in millions)
Net Loss	$(36.6)	$(91.1)
Amount of Change	$54.5
Percentage Change	(59.8)%

The net change was primarily attributable to the reasons described above under Loss From Continuing Operations Before Income Taxes (Benefit) and Income Taxes (Benefit).

Three Months Ended June 30, 2009 As Compared To The Three Months Ended June 30, 2008

Net Revenues

	Three Months Ended
	June 30, 2009	June 30, 2008
	(dollars in millions)
Net Revenues	$101.3	$123.8
Amount of Change	$(22.5)
Percentage Change	(18.2)%

The decrease in net revenues was impacted by the current economic downturn that contributed to weak demand for advertising in general, including advertising on our radio stations. Those stations that were impacted the most by the decline in net revenues were radio stations located in the Boston, San Francisco, Seattle and Sacramento markets.

Station Operating Expenses

	Three Months Ended
	June 30, 2009	June 30, 2008
	(dollars in millions)
Station Operating Expenses	$67.2	$74.5
Amount of Change	$(7.3)
Percentage Change	(9.8)%

The decrease in station operating expenses was primarily due to: (1) the factors leading to the decrease in Net Revenues as described above as certain variable expenses decrease with a corresponding decrease in net revenues; and (2) certain cost reduction initiatives that commenced during the fourth quarter of 2008, such as reductions in workforce and the elimination of the 401(k) employer matching contribution.

Depreciation and Amortization Expense

	Three Months Ended
	June 30, 2009	June 30, 2008
	(dollars in millions)
Depreciation and Amortization Expense	$4.2	$5.5
Amount of Change	$(1.3)
Percentage Change	(23.5)%

Depreciation and amortization expense decreased as 2008 was impacted by acquisitions during the fourth quarter of 2007, which included certain amortizable assets with lives of a short duration.

Corporate General and Administrative Expenses

	Three Months Ended
	June 30, 2009	June 30, 2008
	(dollars in millions)
Corporate General and Administrative Expenses	$5.9	$7.0
Amount of Change	$(1.1)
Percentage Change	(15.7)%

Corporate general and administrative expenses decreased primarily due to a decrease in legal expense of $0.8 million associated with certain legal proceedings during 2008 which did not reoccur in 2009.

Operating Loss

	Three Months Ended
	June 30, 2009	June 30, 2008
	(dollars in millions)
Operating Loss	$(43.7)	$(147.9)
Amount of Change	$104.2
Percentage Change	(70.5)%

The decrease in operating loss was primarily due to a reduction in impairment loss of $116.9 million in connection with our review of broadcasting licenses and goodwill in the second quarter of 2009 as compared to our review of goodwill during the second quarter of 2008. The decrease in operating loss was offset by a decrease in net revenues for the reasons described above under Net Revenues, net of a decrease in station operating expenses for the reasons described under Station Operating Expenses.

Interest Expense

	Three Months Ended
	June 30, 2009	June 30, 2008
	(dollars in millions)
Interest Expense	$7.9	$10.9
Amount of Change	$(3.0)
Percentage Change	(27.6)%

The decrease in interest expense was primarily due to: (1) a decrease in interest rates on outstanding debt during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008; (2) a decline in outstanding debt upon which interest is computed; and (3) the repurchase of our Senior Subordinated Notes, which have a higher interest rate than the replacement debt.

Loss From Continuing Operations Before Income Tax Benefit

	Three Months Ended
	June 30, 2009	June 30, 2008
	(dollars in millions)
Loss From Continuing Operations Before Income Tax Benefit	$(43.1)	$(154.8)
Amount of Change	$111.7
Percentage Change	(72.2)%

The decrease was primarily attributable to a decrease in operating loss for the reasons as described above under Operating Loss and an increase in gains on the retirement of our Senior Subordinated Notes as we repurchased debt at a higher discount.

Income Tax Benefit

	Three Months Ended
	June 30, 2009	June 30, 2008
	(dollars in millions)
Income Tax Benefit	$(1.2)	$(58.5)
Amount of Change	$57.3
Percentage Change	(98.0)%

Our income tax expense was higher in 2009 as a result of recording a full valuation allowance for the full amount of our net deferred tax assets as a result of the cumulative losses incurred by us over the past three years (the recording of a full valuation allowance commenced during the third quarter of 2008).

Net Loss

	Three Months Ended
	June 30, 2009	June 30, 2008
	(dollars in millions)
Net Loss	$(41.9)	$(96.3)
Amount of Change	$54.4
Percentage Change	(56.5)%

The net change was primarily attributable to the reasons described above under Loss From Continuing Operations Before Income Tax Benefit and Income Tax Benefit.

Future Impairments

We may determine that it will be necessary to take impairment charges in future periods for various reasons, including if the economic downturn worsens and/or continues for an extended period of time.  Although the annual impairment test of our broadcasting licenses and goodwill was performed in the second quarter of 2009, we may be required to retest prior to our next annual evaluation.

Liquidity And Capital Resources

Our Credit Agreement

Our credit agreement (the “Bank Facility”), currently with a syndicate of 24 banks, provides for $1,050 million in senior secured credit that matures on June 30, 2012, which is comprised of $650 million in revolving credit (“Revolver”) and $400 million in a term loan (“Term A”). The Term A reduces beginning September 30, 2009 in quarterly amounts starting at $15 million and increasing to $60 million. The Revolver provides us with working capital and capital for general corporate purposes, including capital expenditures and any or all of the following: Term A principal payments, repurchases of our Senior Subordinated Notes, repurchases of Class A common stock, dividends and acquisitions. The Bank Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of our wholly owned subsidiaries. The Bank Facility requires us to comply with certain financial covenants which are defined terms within the agreement, including: (1) Consolidated Funded Indebtedness not to exceed 6 times Consolidated Operating Cash Flow; and (2) Consolidated Operating Cash Flow to be at a minimum of 2 times Consolidated Interest Charges. Management believes we are in compliance with the financial covenants and all other terms of the Bank Facility.

Liquidity

As of June 30, 2009, we had outstanding $806.7 million in senior debt, including: (1) $761.0 million under our Bank Facility, which is comprised of $400.0 million in Term A and $361.0 million in drawn Revolver; (2) $44.1 million in Senior Subordinated Notes; and (3) $1.5 million in a letter of credit.

The undrawn amount of the Revolver was $287.5 million as of June 30, 2009. The amount of the Revolver available to us, however, is a function of covenant compliance at the time of borrowing.  Based on our financial covenant analysis as of June 30, 2009, and assuming any newly borrowed funds were not used to repay indebtedness or in a manner which had a positive effect on Consolidated Operating Cash Flow, we could borrow $42.9 million of the $287.5 million in available Revolver. The entire amount of the available Revolver could be borrowed by us to the extent such borrowed funds are used to repay indebtedness. To this end, we plan to use our available Revolver capacity and cash flow from operations to fund the amortization of the Term A.

As of June 30, 2009, we had $17.9 million in cash and cash equivalents. During the six months ended June 30, 2009, we decreased our net outstanding debt by $28.5 million (which included a discount of $16.6 million on the retirement of our senior subordinated debt).

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

The current economic downturn has reduced demand for advertising in general, including advertising on our radio stations.  Management anticipates that the negative trends in radio industry revenues will continue for the next several quarters, but we expect to see lower levels of decline in the second half of 2009. If our revenues decline more than planned due to difficult market conditions, our ability to maintain compliance with the financial covenants in our credit agreements would become increasingly difficult without remedial measures.  Such remedial measures would include management’s plans to further reduce operating costs, opportunistically repurchase debt at a discount and the sale of assets. If our remedial measures were not successful in maintaining covenant compliance, then we would negotiate with our lenders for relief, which relief could result in higher interest expense.  Failure to comply with our financial covenants or other terms of our credit agreements and failure to negotiate relief from our lenders could result in the acceleration of the maturity of all outstanding debt. Under these circumstances, the acceleration of our debt could have a material adverse effect on our business.

NYSE — Continued Listing

Our common stock is currently listed on the New York Stock Exchange (“NYSE”).  The continued listing requirements of the NYSE include, among other things: (i) a minimum share closing price of $1.00 over a 30 consecutive day trading period; (ii) a minimum market capitalization of $15 million over a 30 consecutive day trading period; and (iii) a minimum of either $50 million in market capitalization or $50 million of shareholders’ equity (these two thresholds are reduced from $75 million on a “pilot program” basis through October 31, 2009).  While we are presently in compliance with the NYSE continued listing requirements, it is possible our common stock may in the future be subject to suspension and delisting procedures.

Operating Activities

Net cash flows provided by operating activities were $28.0 million and $55.5 million for the six months ended June 30, 2009 and 2008, respectively. The decrease in 2009 was mainly attributable to: (1) a decrease in net revenues, net of station operating expenses, of $29.6 million; and (2) a decrease in prepaid and refundable taxes of $14.2 million as we received most of our state and federal tax refunds during the prior year.

Investing Activities

Net cash flows used in investing activities were $0.9 million for the six months ended June 30, 2009 and net cash flows provided by investing activities were $23.1 million for the six months ended June 30, 2008.

For the six months ended June 30, 2009, the cash used in investing activities primarily reflects $1.2 million for additions to property and equipment.  For the six months ended June 30, 2008, the cash provided by investing activities primarily reflects $20.0 million in proceeds from the sale of a station in Austin, offset by cash used in investing activities for the additions to property and equipment of $4.5 million.

Financing Activities

Net cash flows used in financing activities were $13.5 million and $84.1 million for the six months ended June 30, 2009 and 2008, respectively.

For the six months ended June 30, 2009, the cash flows used in financing activities primarily reflect the repurchase of our Senior Subordinated Notes at $22.8 million (after a discount of $16.6 million).  For the six months ended June 30, 2008, the cash flows used in financing activities primarily reflect the net repayment of debt (including the repurchase of our Senior Subordinated Notes) of $51.3 million, the repurchase of our common stock of $13.3 million; and the payment of dividends of $17.9 million.

Dividends

Our Board of Directors approved dividends on a quarterly basis effective with the first quarter of 2006 through the third quarter of 2008.  Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration.

Share Repurchase Programs

Our most recent share repurchase program, which had $25.4 million in remaining authorization for repurchases, expired on June 30, 2009.

Debt Repurchases

We may from time to time seek to repurchase and retire our outstanding debt through cash purchases, open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material. During the six months ended June 30, 2009, we repurchased and retired $39.4 million of our Senior Subordinated Notes.

2009 Option Exchange Program

In February 2009, our Board of Directors approved an amendment to the Entercom Equity Compensation Plan to permit a one-time Option Exchange Program (“2009 OEP”), which amendment was approved at the May 2009 shareholders’ meeting. On April 13, 2009, we commenced the 2009 OEP (subject to shareholder approval) by making an offer to exchange to our eligible employees and non-employee directors. We offered such persons the opportunity to make an election to exchange all of their outstanding stock options with exercise prices equal to or greater than $11.80 per share for a lesser number of shares of our restricted stock units. The exchange ratio under the 2009 OEP was as follows:

Option	Exchange Ratio
Strike Price	(Options For RSUs)
At least $11.80, but less than $30.00	2.25 for 1
$30.00 or more	4.5 for 1

On May 15, 2009, following the May 14, 2009 expiration of our 2009 OEP, we granted 0.7 million restricted stock units in exchange for 2.1 million options. As a result of the 2009 OEP, the number of restricted stock units that can be issued under the Plan was effectively increased by 0.7 million as all restricted stock units granted did not count against the restricted stock sublimit.  In addition, the number of awards that can be issued under the Plan was effectively reduced by 2.1 million as all options that were exchanged will not be available for re-grant under the Plan.

Income Taxes

During the six months ended June 30, 2009, we paid $0.2 million in state income taxes. We anticipate that it will not be necessary to make any quarterly estimated federal and state income tax payments for the remainder of 2009 based upon existing prepayments and expected quarterly income subject to tax.

Capital Expenditures

Capital expenditures for the six months ended June 30, 2009 were $1.2 million. We anticipate that capital expenditures in 2009 will be between $2.5 million and $3.5 million.

Contractual Obligations

The following table reflects a summary as of June 30, 2009 of our calendar contractual obligations for the remainder of the year 2009 and thereafter:

	Payments Due By Period
		Less than	1 to 3	3 to 5	More Than 5
Contractual Obligations:	Total	1 year	years	years	years
	(amounts in thousands)

Long-term debt obligations (1)	$873,615	$43,889	$292,927	$492,109	$44,690
Operating lease obligations	69,456	5,972	22,230	17,323	23,931
Purchase obligations (2)	262,841	43,358	102,127	62,700	54,656
Other long-term liabilities (3)	28,054	217	11,061	5,125	11,651
Total	$1,233,966	$93,436	$428,345	$577,257	$134,928

(1)                     (a)          Our Bank Facility had outstanding debt in the amount of $761.0 million as of June 30, 2009. The maturity under our Bank Facility could be accelerated if we do not maintain compliance with certain covenants.

(b)        Under our 7.625% Senior Subordinated Notes, the maturity could be accelerated if we do not maintain compliance with certain covenants or could be repaid in cash by us at our option prior to the due date of the notes.

(c)         The above table includes projected interest expense under the remaining term of our Bank Facility and our 7.625% Senior Subordinated Notes.

(2)                     (a)  We have $1.5 million in liabilities primarily related to our obligation to provide a letter of credit.

(b)  In addition to the above, purchase obligations of $261.3 million include contracts primarily for on-air personalities, sports programming rights, ratings services, music licensing fees, equipment maintenance and certain other operating contracts.

(3)                     Included within total other long-term liabilities of $28.1 million are liabilities for unrecognized tax positions of $4.4 million, which have been reflected in the above table in the column labeled as “More Than 5 Years” as it is impractical to determine whether there will be a cash impact to an individual year.  See Note 12, Income Taxes, in the accompanying notes to the consolidated financial statements for a discussion of deferred tax liabilities, including liabilities for unrecognized tax positions.

Off-Balance Sheet Arrangements

FIN 46R was not applicable as of June 30, 2009 as we had no pending transactions to acquire or dispose of radio station assets.  As of June 30, 2009, we had no other off-balance sheet arrangements.

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

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of June 30, 2009, we have recorded approximately $746.0 million in radio broadcasting licenses and goodwill, which represents 80.0% of our total assets at that date. We must conduct impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired as required by SFAS No. 142 and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value. After an impairment expense is recognized, the recorded value of these assets will be reduced by the impairment recognized and this shall be the assets’ new accounting basis. In 2009 and 2008, we recorded an impairment loss of $67.7 million and $835.7 million, respectively, for radio broadcasting licenses and goodwill.

We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future performance of our stations. These variables include but are not limited to: (1) the forecast growth rate of each radio market, including assumptions regarding each market’s population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcasting licenses and goodwill assets.

If we were to assume a 100 basis point change in certain of our key assumptions (a reduction in the long-term revenue growth rate, a reduction in the operating performance cash flow and an increase in the weighted average cost of capital) used to determine the fair value of our broadcasting licenses and goodwill during the second quarter of 2009, the following would be the incremental impact:

Sensitivity Analysis

	Results Of		Results Of
	Long-Term	Results Of	Weighted
	Revenue	Operating	Average
	Growth	Performance	Cost Of
	Rate	Cash Flow	Capital
	Decrease	Decrease	Increase
	(amounts in millions)
Broadcasting Licenses
Impairment assumption sensitivity result	$127.6	$84.0	$159.7
Impairment recorded during the second quarter of 2009	60.8	60.8	60.8
Incremental broadcasting licenses impairment	66.8	23.2	98.9

Goodwill
Impairment assumption sensitivity result	2.6	6.6	5.0
Impairment recorded during the second quarter of 2009	6.9	6.9	6.9
Incremental goodwill impairment (decrease)	(4.3)	(0.3)	(1.9)

Total incremental impairment from sensitivity analysis	$62.5	$22.9	$97.0

The prolonged economic downturn negatively impacted the radio broadcasting industry as advertising revenues continued to decline and expectations for growth over the next year also declined. The projected revenue growth levels for the industry are now less than those originally forecasted for 2009, which caused further impairment to broadcasting licenses and goodwill in the current quarter. As revenues decline, profitability levels are also negatively impacted as fixed costs represent a high component of a radio station’s operating expenses. As a result, the asset base is particularly sensitive to the impact of declining revenues.  Please refer to Note 3, Intangible Assets And Goodwill, in the accompanying notes to the financial statements for a discussion of several key assumptions used in the fair value estimate of our broadcasting licenses and goodwill during the second quarter of 2009 as compared to the fourth quarter 2008 interim impairment test.

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

ITEM 3.                                                     Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt.  From time to time, we may seek to limit our exposure to interest rate volatility through the use of derivative rate hedging instruments.  If the borrowing rates under LIBOR were to increase 1% above the current rates as of June 30, 2009, our interest expense on our senior debt would increase by approximately $2.1 million on an annual basis, including any interest benefit or interest expense associated with the use of derivative rate hedging instruments as described below. We do not have interest rate risk related to our Senior Subordinated Notes, which have a fixed interest rate of 7.625%.

The following derivative rate hedging transactions, which fix interest on our variable rate debt, are outstanding as of June 30, 2009 in the aggregate notional amount of $550.0 million. These rate hedging transactions are tied to the one-month LIBOR interest rate.

									Effective
									Date That	Notional
Type					Fixed				Notional	Amount
Of	Notional	Effective			LIBOR			Expiration	Amount	After
Hedge	Amount	Date		Collar	Rate			Date	Decreases	Decrease
	(amounts (in millions)									(amounts (in millions)

Swap	$225.0	Jan. 28, 2008		n/a	3.03%			Jan. 28, 2011	Jan. 28, 2010	$150.0

Collar	$100.0	Feb. 28, 2008	[	Cap Floor	4.00 2.14	% %	]	Feb. 28, 2011	n/a	n/a

Swap	$125.0	March 28, 2008		n/a	2.91%			Sept. 28, 2011	n/a	n/a

Swap	$100.0	May 28, 2008		n/a	3.62%			May 28, 2012	n/a	n/a

The fair value (based upon current market rates) of the rate hedging transactions is included as derivative instruments in long-term assets and/or liabilities as the maturity dates on these instruments are greater than one year. The fair value of the hedging transaction is affected by a combination of several factors, including the change in the one-month LIBOR rate and the forward interest rate to maturity. Any increase in the one-month LIBOR rate and/or the forward interest rate to maturity results in a more favorable valuation, while any decrease in the one-month LIBOR rate and/or forward interest rate to maturity results in a less favorable valuation. Our credit exposure under these hedging agreements, or similar agreements we may enter into in the future, is the cost of replacing an agreement in the event of non-performance by our counter-party. As of June 30, 2009, our derivative instrument was a liability of $13.9 million, which represented a decrease of $1.4 million from the balance as of December 31, 2008. The decrease in liability was primarily due to a reduction in the remaining term for each of the hedging transactions.

The liability as of June 30, 2009 included a reduction in value for non-performance in accordance with the fair value provisions of SFAS No. 157, “Fair Value Measurement,” that was effective for us as of January 1, 2008.

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

ITEM 2.                                                     Unregistered Sales Of Equity Securities And Use Of Proceeds

A $100 million share repurchase program adopted by our Board of Directors on May 8, 2006 and extended on May 3, 2007 and on April 23, 2008, expired on June 30, 2009.

During the three-month period ending June 30, 2009, we withheld shares of stock upon the vesting of restricted stock units to cover withholding tax obligations, unless an employee elected to pay such tax in cash.  The following table provides information on shares withheld (which are considered repurchased) during the three-month period ended June 30, 2009:

Period	(a) Total Number Of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	(d) Maximum Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
April 1, 2009 - April 30, 2009 (1) (2)	86	$1.48	—	$25,381,272
May 1, 2009 - May 31, 2009 (1) (2)	142	$1.78	—	$25,381,272
June 1, 2009 - June 30, 2009 (1) (2)	972	$1.99	—	$—
Total	1,200		—

(1) On April 23, 2008, our Board of Directors extended to June 30, 2009 a plan to repurchase up to $100 million of our common stock that was due to expire on May 5, 2008.  On June 30, 2009, the plan to repurchase expired.

(2) In connection with employee tax obligations related to the vesting of restricted stock units during the six months ended June 30, 2009 and in accordance with elections by certain employees, we are deemed to have purchased the shares withheld to satisfy employees’ tax obligations of 86 shares at an average price of $1.48 per share in April 2009, 142 shares at an average price of $1.78 per share in May 2009 and 972 shares at an average price of $1.99 per share in June 2009. These shares are included in the above table.

ITEM 3.                                                     Defaults Upon Senior Securities

None.

ITEM 4.                                                     Submission Of Matters To A Vote Of Security Holders

(a)          On May 12, 2009, we held our annual meeting of shareholders.

(b)         At our annual meeting of shareholders: (i) David J. Berkman and Daniel E. Gold were elected as Class A directors for one-year terms expiring at the 2010 annual meeting of shareholders; and (ii) Joseph M. Field, David J. Field, John C. Donlevie, Robert S. Wiesenthal and Michael J. Wolf were elected as directors for one-year terms expiring at the 2010 annual meeting of shareholders.

(c)          The following matters were voted on and approved at our annual meeting of shareholders: (i) the election of Class A directors; (ii) the election of directors other than Class A directors; (iii) the approval of an amendment to the Entercom Equity Compensation Plan to permit a one-time option exchange program; (iv) the approval of an amendment to the Articles of Incorporation to opt-out of the Control Transaction provisions of the Pennsylvania Business Corporation Law; (v) the approval of an amendment to the Articles of Incorporation to opt-out of the Business Combination provisions of the Pennsylvania Business Corporation Law; and (vi) the ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ended December 31, 2009.

The results of voting at the annual meeting of shareholders were as follows:

(i) Election of Class A Directors

Nominee	For	Withheld
David J. Berkman	21,075,760	3,605,382
Daniel E. Gold	21,350,241	3,330,901

(ii) Election of Other Than Class A Directors

Nominee	For	Withheld
Joseph M. Field	91,997,388	2,789,074
David J. Field	93,969,410	817,052
John C. Donlevie	91,695,693	3,090,769
Robert S. Wiesenthal	91,264,302	3,522,160
Michael J. Wolf	91,801,822	2,984,640

(iii) Approval of an amendment to the Entercom Equity Compensation Plan to permit a one-time option exchange program.

For	Against	Abstain
77,427,511	10,507,593	1,365,049

(iv) Approval of an amendment to the Company’s Articles of Incorporation to opt-out of the Control Transaction provisions of the PA Business Corporation Law.

For	Against	Abstain
83,196,703	10,593,067	996,684

(v) Approval of an amendment to the Company’s Articles of Incorporation to opt-out of the Business Combination provisions of the PA Business Corporation Law.

For	Against	Abstain
84,459,353	9,307,069	1,020,032

(vi) Ratification of The Selection of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the Year Ending December 31, 2009.

For	Against	Abstain
94,365,543	49,618	371,299

ITEM 5.                                                     Other Information

None.

ITEM 6.     Exhibits

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007. (1)
3.02	Entercom Communications Corp. Amendment to Articles of Incorporation dated May 15, 2009. (2)
3.03	Amended and Restated Bylaws of the Entercom Communications Corp. (3)
4.01

Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee. (4)  (Originally filed as Exhibit 4.02)

4.02

First Supplemental Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee. (4)  (Originally filed as Exhibit 4.03)

10.01	Entercom Equity Compensation Plan, as amended May 15, 2009. (5)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (2)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (2)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (6)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (6)

(1)                                 Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381) and Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007.

(2)                                 Filed herewith.

(3)                                 Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K as filed on February 21, 2008.

(4)                                 Incorporated by reference to an exhibit of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 13, 2002.

(5)                                 Incorporated by reference to Appendix A of the Company’s 2009 Proxy Statement on Schedule 14A filed March 23, 2009.

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

ENTERCOM COMMUNICATIONS CORP.
(Registrant)

Date: August 5, 2009	/S/ David J. Field
	Name:	David J. Field
	Title:	President and Chief Executive Officer
(principal executive officer)

Date: August 5, 2009	/S/ Stephen F. Fisher
	Name:	Stephen F. Fisher
Title: Executive Vice President - Operations and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007. (1)
3.02	Entercom Communications Corp. Amendment to Articles of Incorporation dated May 15, 2009. (2)
3.03	Amended and Restated Bylaws of the Entercom Communications Corp. (3)
4.01

Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee. (4)  (Originally filed as Exhibit 4.02)

4.02

First Supplemental Indenture dated as of March 5, 2002 by and among Entercom Radio, LLC and Entercom Capital, Inc., as co-issuers, the Guarantors named therein and HSBC Bank USA, as trustee. (4)  (Originally filed as Exhibit 4.03)

10.01	Entercom Equity Compensation Plan, as amended May 15, 2009. (5)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (2)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (2)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (6)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (6)

(1)                                 Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381) and Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007.

(2)                                 Filed herewith.

(3)                                 Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K as filed on February 21, 2008.

(4)                                 Incorporated by reference to an exhibit of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 13, 2002.

(5)                                 Incorporated by reference to Appendix A of the Company’s 2009 Proxy Statement on Schedule 14A filed March 23, 2009.

(6)                                 These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.