Form 10-Q
period 2009-09-30
ENTERCOM COMMUNICATIONS CORP
filed 2009-11-09
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Class A common stock, $.01 par value – 29,611,036 Shares Outstanding as of October 27, 2009

(Class A Shares Outstanding include 1,925,931 unvested and vested but deferred restricted stock units)

Class B common stock, $.01 par value – 7,607,532 Shares Outstanding as of October 27, 2009

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

i

PART I

FINANCIAL INFORMATION

ITEM 1.      Financial Statements

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

ASSETS

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
CURRENT ASSETS:
Cash and cash equivalents	$20,109	$4,284
Accounts receivable, net of allowance for doubtful accounts	74,574	75,354
Prepaid expenses and deposits	4,742	4,801
Insurance claim receivable	16,800	—
Prepaid and refundable income taxes	513	628
Short-term investment	23	23
Total current assets	116,761	85,090

INVESTMENTS	1,361	1,376

PROPERTY AND EQUIPMENT:
Land, land easements and land improvements	16,498	16,486
Buildings	21,000	20,964
Equipment	123,501	122,986
Furniture and fixtures	15,476	15,029
Leasehold improvements	21,249	21,129
	197,724	196,594
Accumulated depreciation	(123,850)	(113,036)
	73,874	83,558
Capital improvements in progress	955	1,306
Net property and equipment	74,829	84,864

RADIO BROADCASTING LICENSES	707,852	768,646

GOODWILL	38,168	45,050

DEFERRED CHARGES AND OTHER ASSETS - Net	9,211	11,708

TOTAL	$948,182	$996,734

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
CURRENT LIABILITIES:
Accounts payable	$608	$352
Accrued expenses	14,411	15,231
Accrued liabilities:
Salaries	6,107	7,484
Interest	379	2,343
Advertiser obligations and other commitments	1,184	1,197
Insurance claim payable	16,800	—
Other	4,759	5,684
Current portion of long-term debt	70,024	30,023
Total current liabilities	114,272	62,314

LONG-TERM LIABILITIES:
Senior debt	688,155	720,174
7.625% senior subordinated notes	23,867	83,500
Finance method lease obligations	4,531	—
Other long-term liabilities	30,429	30,489
Total long-term liabilities	746,982	834,163
Total liabilities	861,254	896,477

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	372	371
Additional paid-in capital	587,118	582,325
Accumulated deficit	(485,316)	(467,177)
Accumulated other comprehensive loss	(15,246)	(15,262)
Total shareholders’ equity	86,928	100,257

TOTAL	$948,182	$996,734

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008

NET REVENUES	$276,436	$334,725

OPERATING (INCOME) EXPENSE:
Station operating expenses, including non-cash compensation expense of $1,460 in 2009 and $1,852 in 2008	192,006	210,695
Depreciation and amortization expense	12,660	16,009
Corporate general and administrative expenses, including non-cash expense of $4,237 in 2009 and $5,959 in 2008	17,386	21,530
Impairment loss	67,676	184,587
Net time brokerage agreement income	(2)	(188)
Net (gain) loss on sale or disposal of assets	149	(9,937)
Total operating expense	289,875	422,696
OPERATING LOSS	(13,439)	(87,971)

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing expense of $1,147 in 2009 and $1,249 in 2008	23,828	34,831
Interest and dividend income	(35)	(299)
Net gain on extinguishment of debt	(19,260)	(4,017)
Net gain on derivative instruments	—	(34)
Net loss on investments	—	461
Other income	(380)	(3,256)
TOTAL OTHER EXPENSE	4,153	27,686

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES (BENEFIT)	(17,592)	(115,657)

INCOME TAXES (BENEFIT)	710	(32,307)
LOSS FROM CONTINUING OPERATIONS	(18,302)	(83,350)
Loss from discontinued operations, net of income tax benefit	—	(3,497)
NET LOSS	$(18,302)	$(86,847)

NET LOSS PER SHARE - BASIC AND DILUTED
Loss from continuing operations	$(0.52)	$(2.25)
Loss from discontinued operations, net of income tax benefit	—	(0.10)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.52)	$(2.35)

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$—	$0.58

WEIGHTED AVERAGE SHARES:
Basic and Diluted	35,327,093	36,990,089

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008

NET REVENUES	$99,765	$115,555

OPERATING (INCOME) EXPENSE:
Station operating expenses, including non-cash compensation expense of $698 in 2009 and $739 in 2008	66,273	72,080
Depreciation and amortization expense	4,120	4,474
Corporate general and administrative expenses, including non-cash expense of $1,300 in 2009 and $1,354 in 2008	5,802	6,175
Net time brokerage agreement income	—	(45)
Net loss on sale or disposal of assets	149	62
Total operating expense	76,344	82,746
OPERATING INCOME	23,421	32,809

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing expense of $371 in 2009 and $407 in 2008	7,856	10,421
Interest and dividend income	(18)	(32)
Net gain on extinguishment of debt	(3,132)	(1,633)
Net loss on investments	—	250
TOTAL OTHER EXPENSE	4,706	9,006

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	18,715	23,803

INCOME TAXES	440	20,029
INCOME FROM CONTINUING OPERATIONS	18,275	3,774
Income from discontinued operations, net of income taxes	—	480
NET INCOME	$18,275	$4,254

NET INCOME PER SHARE - BASIC
Income from continuing operations	$0.52	$0.11
Income from discontinued operations, net of income taxes	—	0.01
NET INCOME PER SHARE - BASIC	$0.52	$0.12

NET INCOME PER SHARE - DILUTED
Income from continuing operations	$0.50	$0.11
Income from discontinued operations, net of income taxes	—	0.01
NET INCOME PER SHARE - DILUTED	$0.50	$0.12

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$—	$0.10

WEIGHTED AVERAGE SHARES:
Basic	35,291,969	36,366,713
Diluted	36,620,613	36,374,873

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008

NET LOSS	$(18,302)	$(86,847)

OTHER COMPREHENSIVE INCOME, NET OF TAXES:

Net unrealized gain on investments, net of taxes of $86 in 2008	—	132

Net unrealized gain on derivatives, net of taxes of $0 in 2009 and $1,870 in 2008	16	2,888

COMPREHENSIVE LOSS	$(18,286)	$(83,827)

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008

NET INCOME	$18,275	$4,254

OTHER COMPREHENSIVE LOSS, NET OF TAX BENEFIT:

Net unrealized loss on derivatives, net of a tax benefit of $0 in 2009 and $1,231 in 2008	(1,343)	(1,902)

COMPREHENSIVE INCOME	$16,932	$2,352

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND YEAR ENDED DECEMBER 31, 2008

(amounts in thousands, except share data)

(unaudited)

	Common Stock				Additional		Other
	Class A		Class B		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2007	31,132,700	$311	7,607,532	$76	$595,915	$64,597	$(132)	$660,767
Net loss	—	—	—	—	—	(516,651)	—	(516,651)
Compensation expense related to granting of stock options	—	—	—	—	425	—	—	425
Compensation expense related to granting of restricted stock units	478,075	5	—	—	8,236	—	—	8,241
Issuance of common stock related to an incentive plan	72,092	1	—	—	328	—	—	329
Common stock repurchase	(2,073,518)	(21)	—	—	(13,923)	—	—	(13,944)
Purchase of vested employee restricted stock units	(130,161)	(1)	—	—	(1,374)	—	—	(1,375)
Payments of dividends	—	—	—	—	(7,282)	(14,301)	—	(21,583)
Dividend equivalents on restricted stock units (net of forfeitures and payments)	—	—	—	—	—	(822)	—	(822)
Net unrealized loss on derivatives	—	—	—	—	—	—	(15,262)	(15,262)
Net unrealized gain on investments	—	—	—	—	—	—	132	132
Balance, December 31, 2008	29,479,188	295	7,607,532	76	582,325	(467,177)	(15,262)	100,257
Net loss	—	—	—	—	—	(18,302)	—	(18,302)
Compensation expense related to granting of stock options	—	—	—	—	390	—	—	390
Compensation expense related to granting of restricted stock units	805,875	8	—	—	5,284	—	—	5,292
Issuance of common stock related to an incentive plan	74,369	—	—	—	97	—	—	97
Common stock repurchase	(662,664)	(7)	—	—	(882)	—	—	(889)
Purchase of vested employee restricted stock units	(81,435)	—	—	—	(96)	—	—	(96)
Dividend equivalents on restricted stock units (net of forfeitures and payments)	—	—	—	—	—	163	—	163
Net unrealized gain on derivatives	—	—	—	—	—	—	16	16
Balance, September 30, 2009	29,615,333	$296	7,607,532	$76	$587,118	$(485,316)	$(15,246)	$86,928

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(18,302)	$(86,847)
Income from discontinued operations before impairment loss, net of taxes	—	(457)
Impairment loss from discontinued operations	—	6,675
Deferred tax benefit from discontinued operations	—	(2,721)
Loss from continuing operations	(18,302)	(83,350)

Adjustments to reconcile loss from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	12,660	16,009
Amortization of deferred financing costs	1,147	1,249
Deferred taxes (benefits)	605	(32,307)
Provision for bad debts	2,035	2,119
Net (gain) loss on sale or disposal of assets	149	(9,937)
Non-cash stock-based compensation expense	5,697	7,811
Net loss on investments	—	461
Net gain on derivatives	—	(34)
Deferred rent	12	582
Unearned revenue - long-term	(532)	(30)
Net gain on extinguishment of debt	(19,260)	(4,017)
Deferred compensation	1,506	1,228
Tax benefit for vesting of restricted stock unit awards	—	(474)
Impairment loss	67,676	184,587
Other income	(380)	(3,500)
Changes in assets and liabilities (net of effects of acquisitions and dispositions in all years and the effect of deconsolidation activities in 2008):
Accounts receivable	(1,265)	(658)
Prepaid expenses and deposits	59	244
Insurance claim receivable	(16,800)	—
Prepaid and refundable income taxes	115	14,403
Accounts payable and accrued liabilities	(3,201)	(3,141)
Insurance claim payable	16,800	—
Accrued interest expense	(1,964)	(3,600)
Accrued expenses - long-term	(577)	—
Prepaid expenses - long-term	(216)	200

Net cash provided by continuing operating activities	45,964	87,845
Net cash provided by discontinued operating activities	—	29
Net cash provided by operating activities	45,964	87,874

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008
INVESTING ACTIVITIES:
Additions to property and equipment	(1,714)	(5,982)
Proceeds from sale of property, equipment, intangibles and other assets	106	32,733
Purchases of radio station assets	—	(374)
Deferred charges and other assets	(83)	(991)
Purchases of investments	—	(6)
Proceeds from investments	15	201
Proceeds from termination of radio station contract	380	—
Proceeds from insurance recovery	—	3,500
Station acquisition deposits and costs	—	4,094
Net cash provided by (used in) investing activities	(1,296)	33,175

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	37,000	56,000
Proceeds from the financing method of lease obligations	4,531	—
Payments of long-term debt	(29,017)	(96,516)
Retirement of senior subordinated notes	(39,703)	(53,168)
Purchase of the Company’s common stock	(889)	(13,260)
Proceeds from issuance of employee stock plan	82	247
Purchase of vested restricted stock units	(96)	(1,361)
Payment of dividend equivalents on vested restricted stock units	(751)	(915)
Payment of dividends	—	(21,583)
Tax benefit for vesting of restricted stock awards	—	474
Net cash used in financing activities	(28,843)	(130,082)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,825	(9,033)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,284	10,945
CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,109	$1,912

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$24,664	$36,368
Income taxes	$192	$22
Dividends	$—	$21,583

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2009, the Company issued 0.2 million restricted stock units, recorded modification expense of $1.4 million and had forfeitures of $2.4 million that will decrease on an aggregate basis its paid-in capital by $0.6 million over the vesting period of the restricted stock units.

During the nine months ended 2008, the Company issued 0.5 million restricted stock units (net of forfeitures) and will increase its paid-in-capital by $5.6 million over the vesting period of the restricted stock units.

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

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

1.                                      BASIS OF PRESENTATION

The condensed consolidated interim unaudited financial statements included herein have been prepared by Entercom Communications Corp. and its subsidiaries (collectively, the “Company”) in accordance with: (i) generally accepted accounting principles (“U.S. GAAP”) for interim financial information; and (ii) the instructions of the Securities and Exchange Commission (the “SEC”) for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented.  All such adjustments are of a normal and recurring nature. The Company’s results are subject to seasonal fluctuations and, therefore, the results shown on an interim basis are not necessarily indicative of results for a full year.

This Form 10-Q should be read in conjunction with the financial statements and related notes included in the Company’s audited financial statements as of and for the year ended December 31, 2008 and filed with the SEC on February 26, 2009, as part of the Company’s Annual Report on Form 10-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

Recent Accounting Pronouncements

Subsequent Events

In May 2009, an accounting standard on subsequent events was approved, which sets forth the period, circumstances and disclosure after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. This standard, which was effective for the Company for the period ended June 30, 2009, did not have an effect on the Company’s result of operations, cash flows or financial position.

Interim Disclosures About Fair Value Financial Instruments

In April 2009, an accounting standard was issued which requires disclosures about the fair value of financial instruments in interim reporting periods that were previously only required in annual financial statements.  The Company’s adoption of this accounting standard, which was effective for the Company for the period ended June 30, 2009, did not have an effect on the Company’s result of operations, cash flows or financial position.

Accounting Standards Codification

In June 2008, an accounting standards codification was approved as a single source of authoritative nongovernmental U.S. GAAP that was effective for the Company in the third quarter of 2009. The codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative literature related to a particular topic in one place. The Company’s adoption of this codification did not have an impact on the Company’s results of operations, cash flows or financial position.

Determination Of The Useful Life Of Intangible Assets

In April 2008, an accounting standard was issued regarding the determination of the useful life of intangible assets. This standard amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of recognized intangible assets. This standard requires expanded disclosure regarding the determination of intangible asset useful lives and also improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This standard was effective for the Company on January 1, 2009. The impact to the Company will be limited to the application of this standard to future acquisitions.

Disclosures About Derivative Instruments And Hedging Activities

In March 2008, the disclosure requirements for derivative instruments and hedging activities were changed. Entities are required to provide enhanced disclosures about: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under U.S. GAAP and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company has included the relevant disclosures effective in its first quarter 2009 financial statements under Note 8, Derivatives And Hedging Activities.

Modifications To Business Combinations

In December 2007, an accounting standard was modified that will significantly change how business combinations are accounted for through the use of fair values in financial reporting and will impact financial statements both on the acquisition date and in subsequent periods.  In February 2009, this accounting standard was again modified to allow an exception to the recognition and fair value measurement principles of contingencies in a business combination. This exception requires that acquired contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period.  These modifications were effective for the Company as of January 1, 2009 for all business combinations that close on or after January 1, 2009.

2.                                      SHARE-BASED COMPENSATION

Restricted Stock Units or (“RSUs”)

A summary of the Company’s outstanding RSUs as of September 30, 2009, and changes in RSUs during the nine months ended September 30, 2009, is as follows:

				Weighted-	Aggregate
			Weighted-	Average	Intrinsic
			Average	Remaining	Value As Of
		Number of	Purchase	Contractual	September 30,
	Period Ended	RSUs	Price	Term	2009

RSUs outstanding as of:	December 31, 2008	1,421,985
RSUs awarded		356,596
RSUs issued in exchange for options		711,985
RSUs released		(296,964)
RSUs forfeited		(262,706)
RSUs outstanding as of:	September 30, 2009	1,930,896	$—	1.6	$9,847,570

RSUs vested and expected to vest		1,789,354	$—	1.5	$8,785,208
RSUs exercisable (vested and deferred)		66,764	$—	—	$340,496
Weighted average remaining recognition period in years		2.5

Options

No options were exercised during the nine months ended September 30, 2009 and 2008.

The following table presents the option activity for the nine months ended September 30, 2009:

				Weighted-	Intrinsic
			Weighted-	Average	Value
			Average	Remaining	As of
		Number of	Exercise	Contractual	September 30,
	Period Ended	Options	Price	Term	2009

Options outstanding as of:	December 31, 2008	2,493,930	$28.33
Options granted		1,075,250	$1.38
Options forfeited		(57,312)	$2.58
Options exchanged for RSUS		(2,084,518)	$29.02
Options expired		(315,475)	$24.51
Outstanding as of:	September 30, 2009	1,111,875	$3.37	9.0	$3,825,360

Options vested and expected to vest as of:	September 30, 2009	1,017,727	$3.54	9.0	$3,482,837
Options vested and exercisable as of:	September 30, 2009	56,417	$35.91	3.4	$—
Weighted average remaining recognition period in years		3.3

As of September 30, 2009, $1.2 million of accumulated unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, is expected to be recognized in future periods over a weighted average period of 3.3 years.

The fair value of each option grant was estimated on the date of grant using the following weighted average assumptions:

	Nine Months Ended
	September 30,
	2009	2008
Expected life (years)	6.3	6.3
Expected volatility factor (%)	54.9% to 66.6%	30.9% to 32.3%
Risk-free interest rate (%)	2.2% to 2.9%	2.7% to 3.3%
Expected dividend yield (%)	0.0%	3.7% to 14.6%

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2009:

		Options Outstanding			Options Exercisable
		Number Of	Weighted		Number Of
		Options	Average	Weighted	Options	Weighted
		Outstanding	Remaining	Average	Exercisable	Average
		September 30,	Contractual	Exercise	September 30,	Exercise
Exercise Prices		2009	Life	Price	2009	Price
$1.34	$1.34	1,006,750	9.4	$1.34	—	$—
$1.57	$11.69	48,125	9.0	$7.57	6,167	$11.50
$11.78	$11.78	9,000	8.4	$11.78	2,250	$11.78
$27.75	$40.00	24,500	3.1	$34.11	24,500	$34.11
$42.88	$48.21	23,500	2.0	$46.51	23,500	$46.51
$1.34	$48.21	1,111,875	9.0	$3.37	56,417	$35.91

Recognized Non-Cash Compensation Expense

The following table summarizes stock-based compensation expense related to awards of RSUs, employee stock options and purchases under the employee stock purchase plan for the nine and three months ended September 30, 2009 and 2008:

	Nine Months Ended		Three Months Ended
	September 30,
	2009	2008	2009	2008
	(amounts in thousands)
Station operating expenses	$1,460	$1,852	$698	$739
Corporate general and administrative expenses	4,237	5,959	1,300	1,354
Stock-based compensation expense included in operating expenses	5,697	7,811	1,998	2,093
Income tax benefit (net of a fully reserved valuation allowance)	—	(2,560)	—	(595)
Total	$5,697	$5,251	$1,998	$1,498

2009 Option Exchange Program

In February 2009, the Company’s Board of Directors approved an amendment to the Entercom Equity Compensation Plan (the “Plan”) to permit a one-time Option Exchange Program (“2009 OEP”), which amendment was approved at the May 2009 shareholders’ meeting. On April 13, 2009, the Company commenced the 2009 OEP, which was subject to shareholder approval, by making an offer to exchange to the Company’s eligible employees and non-employee directors. The Company offered such persons the opportunity to make an election to exchange all of their outstanding stock options with exercise prices equal to or greater than $11.80 per share for a lesser number of RSUs. The exchange ratios were as follows:

Option	Exchange Ratio
Strike Price	(Options For RSUs)
At least $11.80, but less than $30.00	2.25 for 1
$30.00 or more	4.5 for 1

On May 15, 2009, following the May 14, 2009 expiration of the Company’s 2009 OEP, the Company granted 0.7 million RSUs in exchange for 2.1 million options. As a result of the 2009 OEP, the number of RSUs that can be issued under the Plan was effectively increased by 0.7 million as all RSUs granted did not count against the restricted stock sublimit in the Plan.  In addition, the number of awards that can be issued under the Plan was effectively reduced by 2.1 million as all options that were exchanged will not be available for re-grant under the Plan.

The Company applied modification accounting for the 2009 OEP and will recognize share-based compensation expense of $1.2 million on a straight-line basis over the four-year vesting period of the RSUs. Under modification accounting, the fair value of the new shares immediately prior to the exchange was greater by $1.2 million than the fair value of the surrendered options. In addition, under the bifurcated method, share-based compensation expense of $0.9 million associated with any unvested options exchanged and cancelled as of the modification date will be recognized over the remaining original option term, and the expense will only be reversed if the original service period is not met.

3.                                      INTANGIBLE ASSETS AND GOODWILL

(A) Indefinite-Lived Intangibles

Under the accounting standards for goodwill and certain intangible assets, these assets are not amortized.  The Company has concluded that its acquired broadcasting licenses are treated as an indefinite-lived intangible asset and, similar to goodwill, these assets are reviewed at least annually for impairment. At the time of each review, if the recorded value of goodwill and certain intangibles (such as broadcasting licenses) is more than their fair value, then a charge is recorded to the results of operations.

Under accounting guidance, the Company may only write down the carrying value of its indefinite-lived intangibles, but is not permitted to increase the carrying value if the fair value of these assets subsequently increases.

Change In Annual Testing Period For Broadcasting Licenses

In 2009, the Company changed the period when it performs its annual impairment test for broadcasting licenses from the first quarter to the second quarter of each year, in line with its annual impairment test for goodwill.  An interim impairment test for broadcasting licenses was performed during the fourth quarter of 2008.

Broadcasting Licenses

The Company performs its broadcasting license impairment test by evaluating its broadcasting licenses for impairment at the market level using the direct method. Accounting guidance states that separately recorded indefinite-lived intangible assets should be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset.  The Company determines the fair value of the broadcasting licenses in each of its markets by relying on a discounted cash flow approach (a 10-year income model) assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The Company’s fair value analysis contains assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a certain market. These variables include, but are not limited to: (1) the forecast growth rate of each radio market, including assumptions regarding each market’s population, household income, retail sales and other factors that would influence advertising expenditures; (2) market share and profit margin of an average station based upon market size and station type; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; (6) an effective tax rate assumption; and (7) future terminal values.

During the second quarter of 2009, the Company completed the impairment test for broadcasting licenses and determined that the fair value of the broadcasting licenses was less than the amount reflected in the balance sheet for each of the Company’s markets, other than Seattle, and recorded an impairment loss of $60.8 million. The prolonged economic downturn negatively impacted the radio broadcasting industry as advertising revenues continued to decline and expectations for growth over the next year were reduced. The projected growth levels for the industry and the Company were less than those originally forecasted for 2009, which was the primary reason for further impairment to broadcasting licenses in the second quarter.  As revenues decline, profitability levels are also negatively impacted as fixed costs represent a large component of a radio station’s operating expenses. As a result, the asset base is particularly sensitive to the impact of continued declining revenues.

The following table reflects certain key estimates and assumptions since the most recent impairment test in the fourth quarter of 2008.  The ranges for operating profit margin and market long-term revenue growth rates are for each of the Company’s markets. In general, when comparing between the second quarter of 2009 and the fourth quarter of 2008: (1) the market specific operating profit margin range declined; and (2) the market long-term revenue growth rates were consistent; however, current period revenues were less than previously projected for 2009.

	Second	Fourth
	Quarter	Quarter
	2009	2008
Discount rates	10.6%	10.6%
Operating profit margin ranges	21.0% to 44.0%	21.0% to 46.7%
Market long-term revenue growth rates	1.0% to 2.5%	1.0% to 2.0%

The following table presents, in thousands, the changes in broadcasting licenses for the nine months ended September 30, 2009 and 2008:

Carrying
Amount
Balance as of December 31, 2008	$768,646
Loss on impairment	(60,794)
Balance as of September 30, 2009	$707,852

Carrying
Amount
Balance as of December 31, 2007	$1,316,983
Acquisition	210,358
Loss on impairment	(117,000)
Reversal of assets held for sale	3,650
Balance as of September 30, 2008	$1,413,991

The amount of unamortized broadcasting licenses reflected in the balance sheet as of September 30, 2009 and December 31, 2008 was $707.9 million and $768.6 million, respectively. If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s broadcasting licenses below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges, which may be material, in future periods.

In connection with the Company’s annual review of its goodwill during the second quarter of 2008, the Company determined that the fair value of several of its markets’ broadcasting licenses was impaired under the second step of its goodwill analysis.  As a result, for the nine months ended September 30, 2008, the Company recorded an impairment loss in the Denver, Greenville, Indianapolis and Memphis markets on an aggregate basis of $117.0 million and reduced its carrying value of broadcasting licenses.  Contributing factors to the impairment were a decline in the advertising dollars in these markets and its effect on the Company’s operations, coupled with changes in the anticipated growth of these markets.

Please refer to Note 15, Discontinued Operations, for a discussion of an impairment to broadcasting licenses in Rochester, New York, during the first quarter of 2008.

Goodwill

The Company performs its annual impairment test on its goodwill during the second quarter of each year by comparing the fair value for each reporting unit with the amount reflected on the balance sheet. The Company has determined that a radio market is a reporting unit and in total, the Company assesses goodwill at 22 separate reporting units. If the fair value for any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and the Company is required to perform a second step of the impairment test. In the second step, the Company compares to the amount reflected in the balance sheet, the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation.

To determine the fair value, the Company uses an income and market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.

In step one of the Company’s goodwill analysis, the Company considered the results of the market approach and the income approach in computing the fair value of the Company’s reporting units. In the market approach, the Company applied an estimated market multiple of six times (consistent with the multiple used in the fourth quarter of 2008) to each reporting unit’s operating performance to calculate the fair value. The Company applied the same market multiple consistently across all reporting units. In the income approach, the Company utilized the discounted cash flow method to calculate the fair value of the reporting unit (the key estimates and assumptions are included in the table below). The results of step one indicated that it was necessary to perform the second step analysis in seven of the 22 markets (each market is a reporting unit). The fair values for two of the seven markets were marginally above book value. Management believes that these approaches are commonly used methodologies for valuing broadcast radio stations and that a six times multiple is an appropriate measurement given the recent fall in market valuations of broadcast radio stations together with a historically low level of market transactions in recent months. The marginal stations were included in the Company’s step one impairment testing due to the subjective nature of the step one analysis and the sensitivities inherent in these calculations. Factors contributing to the determination of the reporting unit’s operating performance were historical performance and/or management’s estimates of future performance.

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

The prolonged economic downturn negatively impacted the radio broadcasting industry as advertising revenues continued to decline and expectations for growth over the next year also declined. The projected revenue growth levels for the industry and the Company were less than those originally forecasted for 2009, which caused further goodwill impairment in the second quarter of 2009.  As revenues decline, profitability levels are also negatively impacted as fixed costs represent a large component of a radio station’s operating expenses. As a result, the asset base is particularly sensitive to the impact of declining revenues.

The following table reflects certain key estimates and assumptions since the most recent impairment test in the fourth quarter of 2008.  The ranges for operating profit margin and revenue growth rates are for each of the Company’s markets.  In general, when comparing between the second quarter of 2009 and the fourth quarter of 2008: (1) the market specific operating profit margin range declined; and (2) the market long-term revenue growth rates were consistent; however, current period revenues were less than previously projected for 2009.

	Second	Fourth
	Quarter	Quarter
	2009	2008
Discount rates	10.6%	10.6%
Operating profit margin ranges	21.0% to 41.0%	21.0% to 44.0%
Market long-term revenue growth rates	1.0% to 2.5%	1.0% to 2.0%

The following table presents, in thousands, the change in goodwill for the nine months September 30, 2009 and 2008:

	Goodwill
	Carrying Amount
	2009	2008
	(amounts in thousands)
Goodwill before cumulative loss on impairment as of January 1,	$163,783	$160,976
Accumulated loss on impairment	(118,733)	(45,362)
Goodwill after cumulative loss on impairment	45,050	115,614
Loss on impairment during the year	(6,882)	(67,587)
Acquisitions during the year	—	2,807
Ending balance as of September 30,	$38,168	$50,834

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

Please refer to Note 15, Discontinued Operations, for a discussion of an impairment to goodwill during the nine months ended September 30, 2008 related to the disposition of radio station assets in Rochester, New York.

The amount of goodwill reflected in the Company’s balance sheet as of September 30, 2009 and December 31, 2008 was $38.2 million and $45.1 million, respectively.  If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges, which may be material, in future periods.

(B) Definite-Lived Intangibles

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, acquired advertising contracts and income leases. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The amount of the amortization expense for definite-lived intangible assets was $0.1 million and $2.8 million for the nine months ended September 30, 2009 and 2008, respectively.  As of September 30, 2009, the Company reflected $0.8 million in unamortized definite-lived assets, which is included in deferred charges and other assets on the balance sheet.

The following is an estimate of the amortization expense for definite-lived assets, in thousands, for each of the succeeding years ending December 31:

Definite-
Lived
Assets
Year ending December 31,:
2009 (Excludes year-to-date ended September 30, 2009)	$36
2010	124
2011	84
2012	81
2013	53
Thereafter	445
Total	$823

4.                                      ACQUISITIONS, DISPOSITIONS AND UNAUDITED PRO FORMA SUMMARY

Acquisitions And Dispositions For The Nine Months Ended September 30, 2009

There were no acquisitions or dispositions (other than as disclosed under Note 7, Financing Method Lease Obligations and Note 9, Contingencies, Guarantor Arrangements and Commitments), during the nine months ended September 30, 2009.

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

	Nine Months Ended		Three Months Ended
	September 30,
	2009	2008	2009	2008
	(amounts in thousands, except per share data)
	(unaudited)
	Actual	Proforma	Actual	Actual

Net revenues	$276,436	$336,165	$99,765	$115,555
Net income (loss)	$(18,302)	$(96,997)	$18,275	$4,254
Net income (loss) per common share - basic	$(0.52)	$(2.62)	$0.52	$0.12
Net income (loss) per common share - diluted	$(0.52)	$(2.62)	$0.50	$0.12

5.                                      SENIOR DEBT

Bank Facility

Historically, the Company has carried significant amounts of debt. As of September 30, 2009, the Company had: (1) $758.0 million outstanding under the Bank Facility, including: (i) $385.0 million in Term Loan; and (ii) $373.0 million in drawn Revolver; and (2) a $1.5 million letter of credit.  As of September 30, 2009, the Company had $20.1 million in cash and cash equivalents.

The undrawn amount of the Revolver was $275.5 million as of September 30, 2009. The amount of the Revolver available to the Company, however, is a function of covenant compliance at the time of borrowing. Based on the Company’s financial covenant analysis as of September 30, 2009, the Company would be limited to borrowings significantly less than the undrawn limit unless such borrowings were used to repay indebtedness or for transactions that increase cash flow for purposes of covenant calculation. The Company plans to fund the amortization of the Term Loan with its available Revolver capacity and cash flow from operations.

In June 2007, the Company entered into a credit agreement (the “Bank Facility”) with a syndicate of lenders (26 lenders as of September 30, 2009) for a $1,050 million senior secured credit facility that matures in June 2012. The Bank Facility is comprised of $650 million in revolving credit (“Revolver”) and a $400 million term loan (“Term Loan”). The Company is required to make repayments of the Term Loan (from and after September 30, 2009) in quarterly amounts starting at $15 million and increasing to $60 million. The Bank Facility is secured by a pledge of 100% of the capital stock and other equity interest in all except one of the Company’s wholly owned subsidiaries. The Bank Facility requires the Company to comply with certain financial covenants which are defined terms within the agreement, including: (1) Consolidated Funded Indebtedness not to exceed six times Consolidated Operating Cash Flow; and (2) Consolidated Operating Cash Flow to be at a minimum of two times Consolidated Interest Charges.

The Company must maintain compliance with certain covenants under its Bank Facility. Management believes that over the next twelve months, the Company can maintain compliance with these covenants. Management further believes that the Company’s ability to maintain compliance with its covenants will be highly dependent on the Company’s results of operations as the economy begins to recover from the current economic downturn and the Company’s ability to implement, to the extent necessary, remedial measures such as further reductions in operating costs, opportunistically repurchasing debt at a discount, selling assets and taking advantage of actions permitted under the credit agreement such as including cash from unrestricted subsidiaries in Consolidated Operating Cash Flow. If the Company were to enter into an agreement with its lenders for covenant compliance relief, such relief could result in higher interest expense. Failure to comply with the Company’s financial covenants or other terms of the Bank Facility or Notes and the failure to negotiate and obtain any required relief from its lenders could result in the acceleration of the maturity of all of the Company’s outstanding debt. Under these circumstances, the acceleration of the Company’s debt could have a material adverse effect on the Company’s business.

The current economic downturn has reduced demand for advertising in general, including advertising on the Company’s radio stations.  Management anticipates that the negative revenue trends in the radio industry will continue into the fourth quarter of 2009, but reverse in early 2010 as the economy and the advertising environment rebounds and the Company compares favorably to prior periods of economic downturn.

6.                                      7.625% SENIOR SUBORDINATED NOTES

During the nine months ended September 30, 2009 and 2008, the Company repurchased $59.6 million and $58.0 million, respectively, of its Notes due March 1, 2014. For the nine and three months ended September 30, 2009, the Company recorded in the statement of operations a gain on the extinguishment of debt of $19.3 million and $3.1 million, respectively, net of the write-off of deferred financing costs of $0.7 million and $0.2 million, respectively. During the nine and three months ended September 30, 2008, the Company recorded in the statements of operations a gain on the extinguishment of debt of $4.0 million and $1.6 million, respectively, net of the write-off of deferred financing costs of $0.8 million and $0.2 million, respectively.  The Notes outstanding as of September 30, 2009 were $23.9 million.

In October 2009, the Company purchased in the open market $12.9 million of the Company’s Notes at a price of $11.5 million.

7.                                      FINANCING METHOD LEASE OBLIGATIONS

In September 2009, the Company entered into an agreement to sell certain tower facilities for up to $12.6 million in cash and to lease back most of the tower sites for use by the Company’s radio stations. In addition, the agreement provides for an earn-out whereby the Company can receive additional cash consideration for up to $2.0 million after 42 months, depending if the buyer meets certain revenue targets.  The sale did not qualify for sale and leaseback accounting as the Company’s ability to share in a future earn-out is considered continuing involvement under accounting guidance. As a result, the Company classified these transactions as financing under the accounting guidance for leases. Under the financing method: (1) the assets and accumulated depreciation remain on the consolidated balance sheet and continue to be depreciated; (2) no gain is recognized; (3) proceeds of $4.5 million received by the Company as of September 30, 2009 from these transactions are recorded as a financing liability; and (4) transaction costs of $0.2 million as of September 30, 2009 are recorded as deferred financing expense, which will be amortized over 42 months. Payments under these leases over the partial lease term of 42 months are applied as payments of imputed interest at an approximate interest rate of 5.5%. Once the Company has no continuing involvement, the Company expects to apply the accounting provisions for sale and leaseback accounting. The earn-out component of this transaction will enable the Company to participate in the upside potential of these sites as the new owner (whose primary business is managing tower sites) is better suited to maximize the value of these sites through new third party tenants.

As of September 30, 2009, the Company received $4.5 million in cash that covered eight of the tower facilities. The Company may close on additional tower sites during the fourth quarter of 2009. For the nine and three months ended September 30, 2009, no interest expense associated with lease financing obligations were recognized during these periods as lease payments commenced in October 2009.

The following table presents future minimum interest and principal payments due under financing method leases as of September 30, 2009:

	September 30, 2009
	Principal	Interest	Total
	(amounts in thousands)
Remainder of current year	$—	$55	$55
2010	—	221	221
2011	—	231	231
2012	—	244	244
2013	4,531	60	4,591
Total financing method lease obligations	4,531	811	5,342
Less current portion	—	219	219
Long term financing method lease obligations, net	$4,531	$592	$5,123

The following table presents property and equipment held under financing method leases, by major category, which represent components of property and equipment included in the balance sheet under property and equipment, as of September 30, 2009:

September 30,
2009
(amounts in
thousands)
Land and land improvements	$699
Building	216
Equipment	2,800
Total	3,715
Less accumulated depreciation	(2,486)
Property and equipment held under financing method leases, net	$1,229

The portion of depreciation expense attributable to assets held under financing method leases was less than $0.1 million for the nine and three months September 30, 2009.

8.                                      DERIVATIVES AND HEDGING ACTIVITIES

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

During the nine months ended September 30, 2009 and 2008, the Company had outstanding the aggregate notional amount of $550.0 million of cash flow interest rate transactions that were hedged against the Company’s variable rate senior debt.  During the nine months ended September 30, 2008, a derivative rate hedging transaction with a notional amount of $30.0 million and an initial term of 10 years expired.

As of September 30, 2009, the Company had the following derivatives outstanding:

								Effective
								Date That	Notional
Type					Fixed			Notional	Amount
Of	Notional	Effective			LIBOR		Expiration	Amount	After
Hedge	Amount	Date		Collar	Rate		Date	Decreases	Decrease
	(amounts								(amounts
	(in millions)								(in millions)

Swap	$225.0	Jan. 28, 2008		n/a	3.03%		Jan. 28, 2011	Jan. 28, 2010	$150.0
Collar	100.0	Feb. 28, 2008	[	Cap	4.00%	]	Feb. 28, 2011	n/a	n/a
				Floor	2.14%
Swap	125.0	March 28, 2008		n/a	2.91%		Sept. 28, 2011	n/a	n/a
Swap	100.0	May 28, 2008		n/a	3.62%		May 28, 2012	n/a	n/a
Total	$550.0

The following is a summary of the fair value of the derivatives outstanding as of September 30, 2009 and December 31, 2008:

		Fair Value
		September 30,	December 31,
	Balance Sheet	2009	2008
	Location	Asset (Liability)
		(amounts in thousands)
Designated Derivatives
Interest rate hedge transactions	Other Long Term Liabilities	$(15,246)	$(15,262)

The Company does not expect to reclassify to the statement of operations within the next 12 months any portion of the amount outstanding as of September 30, 2009.

The following is a summary of the gains (losses) related to the Company’s cash flow hedges for the nine months ended September 30, 2009 and 2008:

Nine Months Ended September 30, 2009
Type Of	Amount Of	Location Of	Amount Of		Amount Of
Derivative	Gain (Loss)	Gain (Loss)	Gain (Loss)	Location Of	Gain (Loss)
Designated	Recognized In	Reclassified	Reclassified	Gain (Loss)	In Statement
As A	Other	From OCI To	From OCI To	In Statement	Of Operations
Cash Flow	Comprehensive	Statement Of	Statement Of	Of	Due To
Hedge	Income (“OCI”)	Operations	Operations	Operations	Ineffectiveness
	(amounts in		(amounts in		(amounts in
	thousands)		thousands)		thousands)

Interest Rate	$16	Interest Expense	$—	Interest Expense	$—

Nine Months Ended September 30, 2008
Type Of	Amount Of	Location Of	Amount Of		Amount Of
Derivative	Gain (Loss)	Gain (Loss)	Gain (Loss)	Location Of	Gain (Loss)
Designated	Recognized In	Reclassified	Reclassified	Gain (Loss)	In Statement
As A	Other	From OCI To	From OCI To	In Statement	Of Operations
Cash Flow	Comprehensive	Statement Of	Statement Of	Of	Due To
Hedge	Income (“OCI”)	Operations	Operations	Operations	Ineffectiveness
	(amounts in		(amounts in		(amount in
	thousands)		thousands)		thousands)

Interest Rate	$4,758	Interest Expense	$—	Interest Expense	$34

The following is a summary of the gains (losses) related to the Company’s cash flow hedges for the three months ended September 30, 2009 and 2008:

Three Months Ended September 30, 2009
Type Of		Location Of	Amount Of		Amount Of
Derivative		Gain (Loss)	Gain (Loss)	Location Of	Gain (Loss)
Designated	Amount Of	Reclassified	Reclassified	Gain (Loss)	In Statement
As A	Gain (Loss)	From OCI To	From OCI To	In Statement	Of Operations
Cash Flow	Recognized In	Statement Of	Statement Of	Of	Due To
Hedge	OCI	Operations	Operations	Operations	Ineffectiveness
	(amounts in		(amounts in		(amounts in
	thousands)		thousands)		thousands)

Interest Rate	$(1,343)	Interest Expense	$—	Interest Expense	$—

Three Months Ended September 30, 2008
Type Of		Location Of	Amount Of		Amount Of
Derivative		Gain (Loss)	Gain (Loss)	Location Of	Gain (Loss)
Designated	Amount Of	Reclassified	Reclassified	Gain (Loss)	In Statement
As A	Gain (Loss)	From OCI To	From OCI To	In Statement	Of Operations
Cash Flow	Recognized In	Statement Of	Statement Of	Of	Due To
Hedge	OCI	Operations	Operations	Operations	Ineffectiveness
	(amounts in		(amounts in		(amount in
	thousands)		thousands)		thousands)

Interest Rate	$(3,133)	Interest Expense	$—	Interest Expense	$—

The following table presents the accumulated derivative gains (losses) recorded in the statements of other comprehensive income (loss) as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	Assets (Liabilities)
	(amounts in thousands)

Accumulated derivative unrealized loss	$(15,246)	$(15,262)

9.                                      CONTINGENCIES, GUARANTOR ARRANGEMENTS AND COMMITMENTS

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

During January 2007, a suit seeking various damages was filed against the Company relating to an on-air contest. The claims, which were settled in October 2009, were fully covered by the Company’s insurance policies.  In connection with the settled claim, as of September 30, 2009 the Company recorded an insurance claim receivable from its insurance company of $16.8 million along with a claim payable to the plaintiff of $16.8 million.

The Company could face increased costs in the form of fines and a greater risk that the Company could lose any one or more of its broadcasting licenses if the FCC concludes that programming broadcast by a Company station was obscene, indecent or profane and such conduct warrants license revocation.  The FCC’s authority to impose a fine for the broadcast of such material is $325,000 for a single incident, with a maximum fine of up to $3.0 million for a continuing violation. In the past, the FCC has issued Notices of Apparent Liability and a Forfeiture Order with respect to several of the Company’s stations proposing fines for certain programming which the FCC deemed to have been indecent. These cases are the subject of pending administrative appeals. The FCC has also commenced several other investigations based on allegations received from the public that some of the Company’s stations broadcast indecent programming.  The Company has cooperated in these investigations, which remain pending.  The FCC has also initiated an investigation into the suit related to the on-air contest as noted above.

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

Guarantor Arrangements

The Company enters into indemnification agreements in the ordinary course of business and other agreements which include indemnification provisions.  The Company believes the estimated fair value of these agreements is minimal and has not recorded liabilities for these agreements as of September 30, 2009.

Commitments

Disposition Of Multiple Tower Sites

In September 2009, the Company entered into an agreement to sell multiple tower sites for up to $12.6 million in cash at closing and a contingent earn-out for up to $2.0 million in cash after 42 months. Concurrently with entering into this agreement, the Company agreed to lease space at many of these tower sites for certain of the Company’s broadcasting operations.

The Company completed closing in September 2009 on eight tower sites and may close on several additional tower sites during the fourth quarter of 2009 (for further discussion, see Note 7, Financing Method Lease Obligations).

Termination Of Pending Disposition Of Radio Station In Portland, Oregon

In January 2009, the Company received $0.4 million as liquidated damages from a buyer as a result of the termination by the buyer of an asset purchase agreement and related TBA with the Company.

10.                               SHAREHOLDERS’ EQUITY

Dividend Equivalents

The Company’s grants of RSUs include the right, upon vesting, to receive a cash payment equal to the aggregate amount of dividends, if any, that a holder would have received on the shares of common stock underlying their RSUs if such RSUs had been vested during the period. For the nine months ended September 30, 2009 and 2008, the Company paid $0.8 million and $0.9 million, respectively, to the holders of RSUs that vested during these periods. The long-term dividend equivalent amount, accrued and unpaid on unvested RSUs, was $0.3 million and $1.1 million as of September 30, 2009 and December 31, 2008, respectively, and is included under other long-term liabilities in the balance sheet. The short-term dividend equivalent amount, accrued and unpaid on unvested RSUs, was $1.5 million and $1.6 million as of September 30, 2009 and December 31, 2008, respectively, and is included under other current liabilities in the balance sheet. The Company recognizes the tax benefit for income tax purposes as a reduction to its income tax expense (before any adjustment for a valuation allowance) rather than as an increase to its paid-in capital as all dividend equivalent payments are made to the holders of RSUs upon the later of vesting of the units or termination of the deferral period for previously vested units.

Repurchases Of Vested RSUs

Upon vesting, unless an employee elects to pay the tax withholding obligation in cash, the Company withholds shares of stock in an amount sufficient to cover the employee’s tax withholding obligations.  As a result, during the nine months ended September 30, 2009 and 2008, the Company was deemed to have repurchased 0.1 million shares of stock during each period.

Share Repurchase Programs

The Company’s share repurchase program expired on June 30, 2009.

During the nine months ended September 30, 2009, the Company repurchased 0.7 million shares in the amount of $0.9 million at an average price of $1.34 per share.  During the nine months ended September 30, 2008, the Company repurchased 1.3 million shares in the amount of $13.3 million at an average price of $10.18 per share.

Employee Stock Purchase Plan

The Company’s employee stock purchase plan expired on March 31, 2009 and was not renewed.

11.                               DEFERRED COMPENSATION PLANS

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

As of September 30, 2009 and December 31, 2008, $5.2 million and $3.7 million, respectively, were deferred under these plans and were included in other long-term liabilities. For the nine months and three months ended September 30, 2009, the Company recorded an increase in deferred compensation expense of $0.8 million and $0.6 million, respectively. For the nine months and three months ended September 30, 2008, the Company recorded a decrease in deferred compensation expense of $0.7 million and $0.4 million, respectively.

12.                               NET INCOME (LOSS) PER SHARE

Nine Months Ended September 30, 2009 and 2008

The effect of stock options and RSUs in the calculation of net income (loss) per share, using the treasury stock method, was anti-dilutive for the nine months ended September 30, 2009 and September 30, 2008.

The following table sets forth the computations of basic and diluted net loss per share for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30, 2009			September 30, 2008
	(amounts in thousands, except share and per share data)
			Net Loss			Net Loss
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Basic net loss per common share:
Loss from continuing operations	$(18,302)	35,327,093	$(0.52)	$(83,350)	36,990,089	$(2.25)
Loss from discontinued operations	—	—	—	(3,497)	—	(0.10)
Net loss	$(18,302)	35,327,093	$(0.52)	$(86,847)	36,990,089	$(2.35)
Impact of equity awards		—			—
Diluted net loss per common share:
Loss from continuing operations	$(18,302)	35,327,093	$(0.52)	$(83,350)	36,990,089	$(2.25)
Loss from discontinued operations	—	—	—	(3,497)	—	(0.10)
Net loss	$(18,302)	35,327,093	$(0.52)	$(86,847)	36,990,089	$(2.35)

For the nine months ended September 30, 2009 and 2008, 0.7 million and less than 0.1 million incremental shares, respectively, were not included in diluted net loss per share as the shares were anti-dilutive when reporting a net loss.

In computing the incremental shares under the treasury stock method for the nine months ended September 30, 2009, 0.8 million RSUs (including 0.1 million RSUs with market and service conditions, as half of the RSUs with market conditions were not satisfied as of September 30, 2009) and options to purchase 1.2 million shares of common stock at a range of $2.20 to $48.21, were excluded from the computation as they were anti-dilutive.

In computing the incremental shares under the treasury stock method for the nine months ended September 30, 2008, 1.4 million RSUs (including 0.3 million RSUs with market and service conditions as the market conditions were not satisfied as of September 30, 2008) and options to purchase 2.5 million shares of common stock at a range of $8.92 to $52.05, were excluded from the computation as they were anti-dilutive.

Three Months Ended September 30, 2009 and 2008

The effect of stock options and RSUs in the calculation of net income per share, using the treasury stock method, was dilutive for the three months ended September 30, 2009 and September 30, 2008.

The following table sets forth the computations of basic and diluted net income per share for the three months ended September 30, 2009 and 2008:

	Three Months Ended
	September 30, 2009			September 30, 2008
	(amounts in thousands, except share and per share data)
			Net Income			Net Income
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic net income per common share:
Income from continuing operations	$18,275	35,291,969	$0.52	$3,774	36,366,713	$0.11
Income from discontinued operations	—	—	—	480	—	0.01
Net income	$18,275	35,291,969	$0.52	$4,254	36,366,713	$0.12
Impact of equity awards		1,328,644			8,160
Diluted net income per common share:
Income from continuing operations	$18,275	36,620,613	$0.50	$3,774	36,374,873	$0.11
Income from discontinued operations	—	—	—	480	—	0.01
Net income	$18,275	36,620,613	$0.50	$4,254	36,374,873	$0.12

In computing the incremental shares under the treasury stock method for the three months ended September 30, 2009, 0.7 million RSUs (including 0.1 million RSUs with market and service conditions, as half of the RSUs with market and service conditions were not satisfied as of September 30, 2009) and options to purchase 0.1 million shares of common stock at a range of $3.63 to $48.21, were excluded from the computation as they were anti-dilutive.

In computing the incremental shares under the treasury stock method for the three months ended September 30, 2008, 1.4 million RSUs (including 0.3 million RSUs with market and service conditions as the market conditions were not satisfied as of September 30, 2008) and options to purchase 2.5 million shares of common stock at a range of $5.98 to $52.05, were excluded from the computation as they were anti-dilutive.

13.                               INCOME TAXES

Effective Tax Rate - Overview

The Company’s income tax rates for the nine months and three months ended September 30, 2009 were based on the estimated annual effective tax rate for 2009 (excluding the impact of a valuation allowance for deferred tax assets as described below), and includes: (1) the effect of permanent differences between income subject to income tax for book and tax purposes; and (2) any discrete items of tax. The Company’s effective tax rate, which can fluctuate from quarter to quarter, can be higher than the federal statutory rate of 35% primarily as a result of the provision for state taxes (net of a federal tax deduction).

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

Tax Rate For The Nine Months And Three Months Ended September 30, 2009

The effective income tax rates (benefits) were 4.0% and 2.4% for the nine months and three months ended September 30, 2009, respectively. For the nine and three months ended September 30, 2009, the effective income tax rates reflect an increase and a decrease, respectively, in the deferred tax asset valuation allowance for the reasons as described below under Valuation Allowance For Deferred Tax Assets (after consideration for any net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill).

Tax Rate For The Nine Months And Three Months Ended September 30, 2008

The effective income tax rates (benefits) were (27.9%) and 84.1% for the nine months and three months ended September 30, 2008, respectively. The effective income tax rates for the nine and three months ended September 30, 2008 were negatively impacted by an increase in the deferred tax asset valuation allowance.

Deferred Tax Liabilities

As of September 30, 2009 and as of December 31, 2008, deferred tax liabilities were fully offset by deferred tax assets. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

Valuation Allowance For Deferred Tax Assets

The Company increased its valuation allowance by $4.4 million to $71.8 million as of September 30, 2009 from $67.4 million as of December 31, 2008, primarily as a result of an increase in its deferred tax assets as of September 30, 2009 as compared to December 31, 2008. As a result of cumulative losses incurred by the Company since 2006, a deferred tax asset valuation allowance was established due to the uncertainty that the deferred tax assets would be realized in future years (after consideration for any net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill). The valuation allowance as of September 30, 2009 and December 31, 2008 includes an income tax benefit recorded in other comprehensive income (loss) of $6.0 million for each period.

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

Income Tax Payments And Refunds

The Company made income tax payments of $0.2 million and less than $0.1 million for the nine months ended September 30, 2009 and 2008, respectively.  The Company received income tax refunds of less than $0.1 million and $14.5 million for the nine months ended September 30, 2009 and 2008, respectively.

Liabilities For Uncertain Tax Positions

For the nine and three months ended September 30, 2009, the Company recorded increases of $0.5 million and $0.4 million, respectively, to income tax expense, which amounts consisted primarily of tax liabilities for the current year (including interest and principal), partially offset by the expiration of statutes of limitation for certain tax liabilities (including interest and principal). For the nine and three months ended September 30, 2008, the Company recorded income tax expense of less than $0.1 million for each period, which amounts consisted primarily of interest and penalties. The Company’s liabilities for uncertain tax positions as of September 30, 2009 and December 31, 2008 were $4.8 million and $4.3 million, respectively, which were recorded in the balance sheets as long-term tax liabilities. The Company reviews its estimates on a quarterly basis, and any change in its liabilities for uncertain tax positions will result in an adjustment to its income tax expense in the statement of operations in each period measured. It is reasonably possible that the Company’s gross unrecognized tax benefits balance (exclusive of interest and penalties) may change within the next twelve months by a range from zero to $1.2 million.  This change would be primarily due to the expiration of various statutes of limitation, offset by additional accruals of tax for existing liabilities,

Federal And State Income Tax Audits

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

14.                               ACCOUNTS RECEIVABLE AND RELATED ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are primarily attributable to advertising that has aired on the Company’s radio stations, but for which payment has not been collected, net of agency commissions and an estimated allowance for doubtful accounts. Estimates of the allowance for doubtful accounts are recorded based on management’s judgment of the collectability of the accounts receivable based on historical information, relative improvements or deteriorations in the age of the accounts receivable and changes in current economic conditions.

The accounts receivable balances and reserve for doubtful accounts as of September 30, 2009 and December 31, 2008 are presented in the following table:

	September 30,	December 31,
	2009	2008
	(amounts in thousands)
Accounts receivable	$77,966	$79,830
Allowance for doubtful accounts	(3,392)	(4,476)
Accounts receivable, net of allowance for doubtful accounts	$74,574	$75,354

As of September 30, 2009 and December 31, 2008, the Company recorded accounts receivable credits in the amounts of $1.8 million and $1.9 million, respectively, which amounts are included in the balance sheets under other current liabilities.

As of September 30, 2009 and December 31, 2008, the Company recorded: (1) short-term unearned revenues of $1.0 million and $1.4 million, respectively, which amounts are included in the balance sheets under other current liabilities; and (2) long-term unearned revenues of $0.2 million and $0.7 million, respectively, which amounts are included in the balance sheets under other long-term liabilities.

15.                               DISCONTINUED OPERATIONS

Discontinued Operations

The Company applied the accounting guidance for the disposal of assets to: (1) the disposition on July 14, 2008 of radio broadcasting assets in the Rochester, New York, market; (2) the disposition on March 14, 2008 of radio broadcasting assets in the Cincinnati, Ohio, market and in the Seattle, Washington, market; and (3) the disposition on January 15, 2008 of a radio station in Austin, Texas.  This requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations.

The Company did not report as discontinued operations the disposition during the first quarter of 2008 of the radio stations in Cincinnati, Ohio, as there was no activity in this market by the Company since the Company’s acquisition of these stations during the fourth quarter of 2007 (these stations were operated by a third party pursuant to a TBA for the period from February 26, 2007 through March 14, 2008).

The Company did not report as discontinued operations the disposition during the first quarter of 2008 of the radio station in the Austin market or the disposition of the three radio stations in the Seattle market as these operations did not meet the criteria for the reclassification of operating results to discontinued operations due to the expected migration of cash flows from the disposed stations to other Company-owned radio stations.  Therefore, the results remain classified in income from continuing operations.

The Company did not allocate any interest expense for the periods presented, as no debt was required to be repaid under the Company’s Bank Facility as a result of the disposition of these radio station assets.

Selected financial information related to discontinued operations in the Rochester market for the nine months and three months ended September 30, 2008 is as follows:

	Nine Months Ended	Three Months Ended
	September 30, 2008
	(amounts in thousands)

Net broadcast revenues	$1,440	$—

Station operating (income) expenses	1,456	(21)
Time brokerage agreement income	(45)	(45)
Gain on disposition of assets	(725)	(725)
Impairment loss	6,675	—
Total operating (income) expense	7,361	(791)
Income (loss) before income taxes (benefit)	(5,921)	791
Income taxes (benefit)	(2,424)	311
Income (loss) from discontinued operations, net of income taxes (benefit)	$(3,497)	$480

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

16.                               FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company began providing enhanced disclosures about assets and liabilities carried at fair value.

The fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

Recurring Fair Value Measurements

The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 and December 31, 2008. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

As Of September 30, 2009
Value Measurements At Reporting Date Using
Quoted Prices
In Active
		Markets For	Significant
		Identical	Other	Significant
		Assets Or	Observable	Unobservable
		Liabilities	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets (Liabilities)
(amounts in thousands)

Assets
Available For Sale Securities	$1,384	$—	$—	$1,384

Liabilities
Interest Rate Cash Flow Hedges	$(15,246)	$	$(15,246)	$—

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

For the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (level 3), the following amounts in thousands are a reconciliation of the activity during each of the quarters within the nine months ended September 30, 2009 and 2008:

Available
For Sale
Securities
Assets
Balance as of December 31, 2008	$1,399
Recovery of investment	(6)
Balance as of March 31, 2009 and June 30, 2009	1,393
Recovery of investment	(9)
Balance as of September 30, 2009	$1,384

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

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of September 30, 2009, along with the impairment loss recognized on the fair value measurement for the nine and three months ended September 30, 2009:

Non-Recurring Assets Subject To Fair Value Measurement
	As Of September 30, 2009
	Fair Value Measurements Using
		Quoted Prices
		In Active
		Markets For	Significant
		Identical	Other	Significant	Nine Months	Three Months
		Assets Or	Observable	Unobservable	Ended	Ended
		Liabilities	Inputs	Inputs	September 30, 2009
Description	Total	(Level 1)	(Level 2)	(Level 3)	Impairment Loss
	(amounts in thousands)
Net property and equipment	$73,509	$—	$—	$73,509	$—	$—
Other intangibles, net	1,708	—	—	1,708	—	—
Goodwill	38,168	—	—	38,168	6,882	—
Radio broadcasting licenses	707,852	—	—	707,852	60,794	—

Total	$821,237	$—	$—	$821,237	$67,676	$—

Fair Value Of Financial Instruments Subject To Disclosure

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

(2) Senior debt (see Note 5, Senior Debt): As of September 30, 2009 and December 31, 2008, the fair value of the Company’s senior debt under the Company’s Bank Facility was $697.7 million and $700.3 million, respectively, while the carrying value was $758.0 million and $750.0 million, respectively. The Company’s determination of the fair value was based on a risk adjusted rate.

(3) 7.625% Senior Subordinated Notes (see Note 6): As of September 30, 2009 and December 31¸ 2008, the fair value of the Company’s Notes was $20.5 million and $45.8 million, respectively, while the carrying value was $23.9 million and $83.5 million, respectively. The fair values were based on available market prices.

(4) Outstanding Letters of Credit: The Company had a letter of credit outstanding in the amount of $1.5 million as of September 30, 2009 and 2008. The Company does not believe it is practicable to estimate the fair value of this financial instrument and does not expect any material loss from the resolution since performance is not likely to be required.

17.                               DEFERRED CHARGES AND OTHER ASSETS AND OTHER LONG-TERM LIABILITIES

Deferred charges and other assets, including definite-lived intangible assets, consist of the following:

	September 30,	December 31,
	2009	2008
	(amounts in thousands)
Debt issuance costs, net	$4,139	$5,775
Software costs, net	1,556	2,454
Prepaid assets - long term	1,463	1,600
Deferred contracts and other agreements, net	768	857
Leasehold premium, net	728	795
Deposits - long term	353	—
Advertiser lists and customer relationships, net	51	80
Other	153	147
	$9,211	$11,708

As of September 30, 2009 and December 31, 2008, the deferred rent liabilities were $3.5 million and $3.4 million, respectively, and are included in other under long-term liabilities.

18.                               SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through November 9, 2009, which is the date the financial statements were issued.

ITEM 2.                                                     Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2009. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the nine and three months ended September 30, 2009 as compared to the nine and three months ended September 30, 2008.  Our results of operations during the relevant periods: (i) represent the operations of the radio stations: (1) owned and operated by us; (2) operated by us pursuant to time brokerage agreements (“TBAs”); and (ii) exclude those radio stations owned by us but operated by others pursuant to TBAs.

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

Results of Operations

The following significant factors affected our results of operations for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008:

Acquisitions

•                  On March 14, 2008, we acquired three radio stations in San Francisco, California, that in 2008 increased our depreciation and amortization expense as we acquired amortizable assets with lives of a short duration.

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

Financing

•                  Our interest expense decreased due to: (1) a decrease in interest rates; (2) a decrease in our outstanding debt; and (3) the redemption of a portion of our 7.625% Senior Subordinated Notes (“Notes”) that had a higher interest rate than the rate under our senior debt.

•                  During the nine months ended September 30, 2009, we repurchased $59.6 million of our Notes and recognized a net gain on extinguishment of debt of $19.3 million (net of deferred financing expenses). During the nine months ended September 30, 2008, we repurchased $58.0 million of our Notes and recognized a net gain on extinguishment of debt of $4.0 million.

Other

•                  During the second quarters of 2009 and 2008, we recorded an impairment loss of $67.7 and $184.6 million, respectively, in connection with our review of certain intangible assets.

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

Nine Months Ended September 30, 2009 As Compared To The Nine Months Ended September 30, 2008

Net Revenues

	Nine Months Ended
	September 30, 2009	September 30, 2008
	(dollars in millions)
Net Revenues	$276.4	$334.7
Amount of Change	$(58.3)
Percentage Change	(17.4)%

Our decrease in net revenues was impacted by the current economic downturn that caused declines in advertising and radio revenues. Net revenues declined in most of the markets where we operate stations.  Our net revenues were impacted the most by the decline in net revenues for those radio stations located in the Boston, Sacramento, San Francisco and Seattle markets.  Management anticipates that the negative revenue trends in the radio industry will continue into the fourth quarter of 2009, but reverse in early 2010 as the economy and the advertising environment rebounds and we compare favorably to prior periods of economic downturn.

Station Operating Expenses

	Nine Months Ended
	September 30, 2009	September 30, 2008
	(dollars in millions)
Station Operating Expenses	$192.0	$210.7
Amount of Change	$(18.7)
Percentage Change	(8.9)%

The decrease in station operating expenses was primarily due to: (1) a decrease in net revenues as described above as certain variable expenses decrease with a corresponding decrease in net revenues; and (2) certain cost reduction initiatives that commenced during the fourth quarter of 2008, including but not limited to reductions in workforce and the elimination of the 401(k) employer matching contribution.  Management anticipates that the trend of declining station operating expenses will continue for the balance of the year as we realize the effects of previously implemented cost-cutting measures together with the decline in variable station operating expenses.

Depreciation And Amortization Expense

	Nine Months Ended
	September 30, 2009	September 30, 2008
	(dollars in millions)
Depreciation And Amortization Expense	$12.7	$16.0
Amount of Change	$(3.3)
Percentage Change	(20.6)%

Depreciation and amortization expense decreased in 2009 as the expense in 2008 was higher due to acquisitions during the first quarter of 2008 and the fourth quarter of 2007, which included certain amortizable assets with lives of a short duration.

Corporate General And Administrative Expenses

	Nine Months Ended
	September 30, 2009	September 30, 2008
	(dollars in millions)
Corporate General And Administrative Expenses	$17.4	$21.5
Amount of Change	$(4.1)
Percentage Change	(19.0)%

Corporate general and administrative expenses decreased primarily due to: (1) a decrease in non-cash compensation expense of $1.7 million as a result of a decrease in the fair value of equity awards issued; and (2) a decrease in legal expense of $1.0 million associated with certain legal proceedings during 2008 which did not reoccur in 2009.  The decrease was offset by a $1.1 million net increase in deferred compensation expense as our deferred compensation liability generally tracks the movements in the stock market.

Operating Loss

	Nine Months Ended
	September 30, 2009	September 30, 2008
	(dollars in millions)
Operating Loss	$(13.4)	$(88.0)
Amount of Change	$74.6
Percentage Change	84.8%

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

Interest Expense

	Nine Months Ended
	September 30, 2009	September 30, 2008
	(dollars in millions)
Interest Expense	$23.8	$34.8
Amount of Change	$(11.0)
Percentage Change	(31.6)%

The decrease in interest expense was primarily due to: (1) a decrease in interest rates on outstanding debt during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008; (2) a decline in outstanding debt upon which interest is computed; and (3) the repurchase of our Notes, which have a higher interest rate than the replacement debt.

Loss From Continuing Operations Before Income Taxes (Benefit)

	Nine Months Ended
	September 30, 2009	September 30, 2008
	(dollars in millions)
Loss From Continuing Operations Before Income Taxes (Benefit)	$(17.6)	$(115.7)
Amount of Change	$98.1
Percentage Change	84.8%

The decrease was primarily attributable to: (1) a decrease in operating loss for the reasons as described above under Operating Loss; (2) a $15.2 million increase in gain on the retirement of our Notes as we repurchased debt at a larger discount; and (3) a decrease in our interest expense of $11.0 million for the reasons described above under Interest Expense.

Income Taxes (Benefit)

	Nine Months Ended
	September 30, 2009	September 30, 2008
	(dollars in millions)
Income Taxes (Benefit)	$0.7	$(32.3)
Amount of Change	$33.0
Percentage Change	102.1%

Our income tax expense was higher in 2009 as a result of recording a valuation allowance for the full amount of our net deferred tax assets, net of deferred tax liabilities (after consideration for any net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill). The recording of a valuation allowance commenced during the third quarter of 2008, which was required due to the cumulative losses incurred by us over the past three years.

Loss From Discontinued Operations, Net Of Tax Benefit

	Nine Months Ended
	September 30, 2009	September 30, 2008
	(dollars in millions)
Loss From Discontinued Operations, Net Of Tax Benefit	$—	$(3.5)
Amount of Change	$3.5
Percentage Change	100.0%

The net change was primarily due to a non-cash impairment loss of $6.7 million (before income tax benefit) in the first quarter of 2008 for the Rochester assets that were held for sale and that were subsequently disposed of during the third quarter of 2008.

Net Loss

	Nine Months Ended
	September 30, 2009	September 30, 2008
	(dollars in millions)
Net Loss	$(18.3)	$(86.9)
Amount of Change	$68.6
Percentage Change	79.0%

The net change was primarily attributable to the reasons described above under Loss From Continuing Operations Before Income Taxes (Benefit) and Income Taxes (Benefit).

Three Months Ended September 30, 2009 As Compared To The Three Months Ended September 30, 2008

Net Revenues

	Three Months Ended
	September 30, 2009	September 30, 2008
	(dollars in millions)
Net Revenues	$99.8	$115.6
Amount of Change	$(15.8)
Percentage Change	(13.7)%

The decrease in net revenues was impacted by the current economic downturn that contributed to weak demand for advertising in general, including advertising on our radio stations. Our net revenues were impacted the most by the decline in net revenues for those radio stations located in the Boston, Portland, Sacramento and Seattle markets.

Station Operating Expenses

	Three Months Ended
	September 30, 2009	September 30, 2008
	(dollars in millions)
Station Operating Expenses	$66.3	$72.1
Amount of Change	$(5.8)
Percentage Change	(8.0)%

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

Depreciation And Amortization Expense

	Three Months Ended
	September 30, 2009	September 30, 2008
	(dollars in millions)
Depreciation And Amortization Expense	$4.1	$4.5
Amount of Change	$(0.4)
Percentage Change	(8.9)%

Depreciation and amortization expense decreased as 2008 was impacted by acquisitions during the first quarter of 2008 and the fourth quarter of 2007, which included certain amortizable assets with lives of a short duration.

Corporate General And Administrative Expenses

	Three Months Ended
	September 30, 2009	September 30, 2008
	(dollars in millions)
Corporate General And Administrative Expenses	$5.8	$6.2
Amount of Change	$(0.4)
Percentage Change	(6.5)%

Corporate general and administrative expenses decreased primarily due to certain cost cutting measures that commenced during the fourth quarter of 2008. The decrease was offset by a $0.8 million net increase in deferred compensation expense as our deferred compensation liability generally tracks the movements in the stock market.

Operating Income

	Three Months Ended
	September 30, 2009	September 30, 2008
	(dollars in millions)
Operating Income	$23.4	$32.8
Amount of Change	$(9.4)
Percentage Change	(28.6)%

The decrease in operating income was due to a decrease in net revenues for the reasons described above under Net Revenues, net of a decrease in station operating expenses for the reasons described under Station Operating Expenses.

Interest Expense

	Three Months Ended
	September 30, 2009	September 30, 2008
	(dollars in millions)
Interest Expense	$7.9	$10.4
Amount of Change	$(2.5)
Percentage Change	(24.0)%

The decrease in interest expense was primarily due to: (1) a decrease in interest rates on outstanding debt during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008; (2) a decline in outstanding debt upon which interest is computed; and (3) the repurchase of our Notes, which have a higher interest rate than the replacement debt.

Income From Continuing Operations Before Income Taxes

	Three Months Ended
	September 30, 2009	September 30, 2008
	(dollars in millions)
Income From Continuing Operations Before Income Taxes	$18.7	$23.8
Amount of Change	$(5.1)
Percentage Change	(21.4)%

The decrease was primarily attributable to a decrease in operating income for the reasons as described above under Operating Income and an increase in gains on the retirement of our Notes as we repurchased debt at a higher discount.

Income Taxes

	Three Months Ended
	September 30, 2009	September 30, 2008
	(dollars in millions)
Income Taxes	$0.4	$20.0
Amount of Change	$(19.6)
Percentage Change	(97.9)%

Due to the cumulative losses incurred by us over the past three years, effective with the third quarter of 2008, we recorded a valuation allowance for the full amount of our net deferred tax assets, net of deferred tax liabilities (after consideration for any net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill).  Even though we continue to record in each quarter a full valuation allowance for the full amount of our net deferred tax assets, the initial recording substantially increased our income tax expense during the third quarter of 2008.

Income From Discontinued Operations, Net Of Taxes

	Three Months Ended
	September 30, 2009	September 30, 2008
	(dollars in millions)
Income From Discontinued Operations, Net Of Taxes	$—	$0.5
Amount of Change	$(0.5)
Percentage Change	(104.2)%

During the third quarter of 2008, we completed the transaction to sell the assets of three radio stations in Rochester, New York.

Net Income

	Three Months Ended
	September 30, 2009	September 30, 2008
	(dollars in millions)
Net Income	$18.3	$4.3
Amount of Change	$14.0
Percentage Change	329.4%

The net change was primarily attributable to the reasons described above under Income Taxes and the reasons described above under Income From Continuing Operations Before Income Taxes.

Future Impairments

We may determine that it will be necessary to take impairment charges in future periods for various reasons, including if the economic downturn worsens and/or continues for an extended period of time.  Although the annual impairment test of our broadcasting licenses and goodwill was performed in the second quarter of 2009, we may be required to retest prior to our next annual evaluation.  Any such impairment could be material.

Liquidity And Capital Resources

Liquidity

Historically, we have carried significant amounts of debt. As of September 30, 2009, we had outstanding $788.1 million in debt, including: (1) $758.0 million under our Bank Facility, which is comprised of $385.0 million in Term Loan and $373.0 million in drawn Revolver; (2) $23.9 million in Notes; (3) finance method lease obligations of $4.5 million; and (4) $1.5 million in a letter of credit.

As of September 30, 2009, we had $20.1 million in cash and cash equivalents. During the nine months ended September 30, 2009, we decreased our outstanding debt by $47.1 million (which included a discount of $19.9 million on the retirement of our Notes).

We believe that cash on hand and cash from operating activities, together with available borrowings under the Bank Facility, will be sufficient to permit us to meet our liquidity requirements. While our operating cash flow has been reduced from prior periods during the recent economic downturn, it has remained positive and adequate to fund our operating needs. As a result, we have not been required to rely upon, and we do not anticipate having to rely upon, our Revolver to fund our operations. Notwithstanding the foregoing, we may from time to time seek to amend our existing Bank Facility or obtain other funding or additional financing.

The undrawn amount of the Revolver was $275.5 million as of September 30, 2009. The amount of the Revolver available to us, however, is a function of covenant compliance at the time of borrowing.  Based on our financial covenant analysis as of September 30, 2009, we would be limited to borrowings significantly less than the undrawn limit unless such borrowings were used to repay indebtedness or for transactions that increase cash flow for purposes of covenant calculation.  We plan to fund the amortization of the Term Loan with our available Revolver capacity and cash flow from operations.

Our lenders require that we remain in compliance with certain covenants in our credit agreements. We believe that over the next 12 months we can maintain our compliance with these covenants. Our ability to maintain compliance with our convenants will be highly dependent on our results of operations as the economy begins to recover from the current economic downturn and our ability to implement, to the extent necessary,  remedial measures such as further reductions in operating costs, opportunistically repurchasing debt at a discount, selling assets and taking advantage of actions permitted under our credit agreement such as including cash from unrestricted subsidiaries in Consolidated Operating Cash Flow.  If we were to enter into an agreement with our lenders for covenant compliance relief, such relief could result in higher interest expense.  Failure to comply with our financial covenants or other terms of our credit agreements and the failure to negotiate and obtain any required relief from our lenders could result in the acceleration of the maturity of all outstanding debt. Under these circumstances, the acceleration of our debt could have a material adverse effect on our business.

The current economic downturn has reduced demand for advertising in general, including advertising on our radio stations.  Management anticipates that the negative revenue trends in the radio industry will continue into the fourth quarter of 2009, but reverse in early 2010 as the economy and the advertising environment rebounds and we compare favorably to prior periods of economic downturn.

Our Credit Agreement

Our credit agreement (the “Bank Facility”), currently with a syndicate of 26 lenders, provides for $1,050 million in senior secured credit that matures on June 30, 2012, which is comprised of $650 million in revolving credit (“Revolver”) and $400 million in a term loan (“Term Loan”). The Term Loan reduces (from and after September 30, 2009) in quarterly amounts starting at $15 million and increasing to $60 million. The Revolver provides us with working capital and capital for general corporate purposes, including capital expenditures and any or all of the following: Term Loan principal payments, repurchases of our Notes, repurchases of Class A common stock, investments, dividends and acquisitions. The Bank Facility is secured by a pledge of 100% of the capital stock and other equity interest in all but one of our wholly owned subsidiaries. The Bank Facility requires us to comply with certain financial covenants which are defined terms within the agreement, including: (1) Consolidated Funded Indebtedness not to exceed six times Consolidated Operating Cash Flow; and (2) Consolidated Operating Cash Flow to be at a minimum of two times Consolidated Interest Charges. Management believes we are in compliance with the financial covenants and all other terms of the Bank Facility.

NYSE — Continued Listing

Our common stock is currently listed on the New York Stock Exchange (“NYSE”).  The continued listing requirements of the NYSE include, among other things, a minimum closing price of our common stock and a minimum market capitalization.  While we are presently in compliance with the NYSE continued listing requirements, if we can not meet the continued listing requirements that may be in effect at a future time, it is possible our common stock may be subject to suspension and delisting procedures.

Operating Activities

Net cash flows provided by operating activities were $46.0 million and $87.9 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in 2009 was mainly attributable to: (1) a decrease in net revenues, net of station operating expenses, of $39.6 million; and (2) a decrease in prepaid and refundable taxes of $14.4 million as we received most of our state and federal tax refunds during the prior year.

Investing Activities

Net cash flows used in investing activities were $1.3 million for the nine months ended September 30, 2009 and net cash flows provided by investing activities were $33.2 million for the nine months ended September 30, 2008.

For the nine months ended September 30, 2009, the cash used in investing activities primarily reflects $1.7 million for additions to property and equipment.  For the nine months ended September 30, 2008, the cash provided by investing activities primarily reflects $20.0 million in cash proceeds from the sale of a station in Austin, Texas and $12.2 million in cash proceeds from the sale of three stations in Rochester, New York, offset by cash used in investing activities for the additions to property and equipment of $6.0 million.

Financing Activities

Net cash flows used in financing activities were $28.8 million and $130.1 million for the nine months ended September 30, 2009 and 2008, respectively.

For the nine months ended September 30, 2009, the cash flows used in financing activities primarily reflect the repurchase of our Notes at $39.7 million (after a discount of $19.9 million). This was offset by additional net borrowings of $8.0 million under our Revolver and $4.5 million under finance method lease obligations. For the nine months ended September 30, 2008, the cash flows used in financing activities primarily reflect the net repayment of debt of $93.7 million (including the repurchase of our Notes), the payment of dividends of $21.6 million and the repurchase of our common stock of $13.3 million.

Dividends

Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration. Previously, we used a portion of our capital resources to pay dividends on a quarterly basis, effective with the first quarter of 2006 through the third quarter of 2008.

Share Repurchase Programs

Our most recent share repurchase program, which had $25.4 million remaining in authorization for repurchases, expired on June 30, 2009.

Debt Repurchases

We may from time to time seek to repurchase and retire our outstanding debt through cash purchases, open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material. During the nine months ended September 30, 2009, we repurchased and retired $59.6 million of our Notes.

2009 Option Exchange Program

In February 2009, our Board of Directors approved an amendment to the Entercom Equity Compensation Plan to permit a one-time Option Exchange Program (“2009 OEP”), which amendment was approved at the May 2009 shareholders’ meeting. On April 13, 2009, we commenced the 2009 OEP (subject to shareholder approval) by making an offer to exchange to our eligible employees and non-employee directors. We offered such persons the opportunity to make an election to exchange all of their outstanding stock options with exercise prices equal to or greater than $11.80 per share for a lesser number of restricted stock units. The exchange ratio under the 2009 OEP was as follows:

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

Income Taxes

During the nine months ended September 30, 2009, we paid $0.2 million in state income taxes. We anticipate that it will not be necessary to make any quarterly estimated federal and state income tax payments for the remainder of 2009 based upon existing prepayments and expected quarterly income subject to tax.

Capital Expenditures

Capital expenditures for the nine months ended September 30, 2009 were $1.7 million. We anticipate that capital expenditures in 2009 will be between $2.5 million and $3.0 million.

Contractual Obligations

The following table reflects a summary as of September 30, 2009 of our calendar contractual obligations for the remainder of the year 2009 and thereafter:

	Payments Due By Period
		Less Than	1 To 3	3 To 5	More Than 5
Contractual Obligations:	Total	1 Year	Years	Years	Years
	(amounts in thousands)

Long-term debt obligations (1)	$838,541	$21,733	$291,285	$501,279	$24,244
Operating lease obligations	68,218	2,985	22,559	17,689	24,985
Finance method lease obligations (2)	5,342	55	452	4,835	—
Purchase obligations (3)	244,222	20,571	105,919	63,036	54,696
Other long-term liabilities (4)	30,429	59	11,550	5,911	12,909
Total	$1,186,752	$45,403	$431,765	$592,750	$116,834

(1)                     (a)        Our Bank Facility had outstanding debt in the amount of $758.0 million as of September 30, 2009. The maturity under our Bank Facility could be accelerated if we do not maintain compliance with certain covenants.

(b)         Under our Notes, the maturity could be accelerated if we do not maintain compliance with certain covenants or could be repaid in cash by us at our option prior to the due date of the notes.

(c)          The above table includes projected interest expense under the remaining term of our Bank Facility and our Notes.

(2)                            Finance lease obligations outstanding were $5.3 million as of September 30, 2009, which include principal and interest expense.  When our continuing involvement in this transaction ceases after a period of 42 months, we will discontinue finance accounting and instead treat our obligations under the accounting guidance for capital and operating leases.

Also, we will recognize additional obligations not included in the above table of $18.2 million that cover: (i) lease payments of $16.4 million for the period subsequent to the 42 month period of continuing involvement; and (ii) finance lease payments of $1.8 million for transactions not yet completed. The minimum term for each of the leases is 20 years, which covers the period of continuing involvement and the period subsequent to continuing involvement. For further discussion, see Note 7, Financing Method Lease Obligations in the accompanying notes to the financial statements.

(3)                     (a)  We have $1.5 million in liabilities primarily related to our obligation to provide a letter of credit.

(b)  In addition to the above, purchase obligations of $242.7 million include contracts primarily for on-air personalities, sports programming rights, ratings services, music licensing fees, equipment maintenance and certain other operating contracts.

(4)                     Included within total other long-term liabilities of $30.4 million are liabilities for unrecognized tax positions of $4.8 million, which have been reflected in the above table in the column labeled as “More Than 5 Years” as it is impractical to determine whether there will be a cash impact to an individual year.  See Note 13, Income Taxes, in the accompanying notes to the consolidated financial statements for a discussion of deferred tax liabilities, including liabilities for unrecognized tax positions.

Off-Balance Sheet Arrangements

Variable interest entity accounting was not applicable as of September 30, 2009 as we had no pending transactions to acquire or dispose of radio station assets.  As of September 30, 2009, we had no other off-balance sheet arrangements.

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

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of September 30, 2009, we have recorded approximately $746.0 million in radio broadcasting licenses and goodwill, which represents 78.7% of our total assets at that date. We must conduct impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value. After an impairment expense is recognized, the recorded value of these assets will be reduced by the impairment recognized and this shall be the assets’ new accounting basis. In 2009 and 2008, we recorded an impairment loss of $67.7 million and $835.7 million, respectively, for radio broadcasting licenses and goodwill.

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

The prolonged economic downturn negatively impacted the radio broadcasting industry as advertising revenues continue to decline and expectations for growth over the next year also declined. The projected revenue growth levels for the industry and for us are now less than those originally forecasted for 2009, which caused further impairment to broadcasting licenses and goodwill in the second quarter of 2009. As revenues decline, profitability levels are also negatively impacted as fixed costs represent a high component of a radio station’s operating expenses. As a result, the asset base is particularly sensitive to the impact of declining revenues.  Please refer to Note 3, Intangible Assets And Goodwill, in the accompanying notes to the financial statements for a discussion of several key assumptions used in the fair value estimate of our broadcasting licenses and goodwill during the second quarter of 2009 as compared to the fourth quarter 2008 interim impairment test.

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

ITEM 3.                  Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt.  From time to time, we may seek to limit our exposure to interest rate volatility through the use of derivative rate hedging instruments.  If the borrowing rates under LIBOR were to increase 1% above the current rates as of September 30, 2009, our interest expense on our senior debt would increase by approximately $2.0 million on an annual basis, including any interest benefit or interest expense associated with the use of derivative rate hedging instruments as described below. We do not have interest rate risk related to our Notes, which have a fixed interest rate of 7.625%.

The following derivative rate hedging transactions, which fix interest on our variable rate debt, are outstanding as of September 30, 2009 in the aggregate notional amount of $550.0 million. These rate hedging transactions are tied to the one-month LIBOR interest rate.

								Effective
								Date That	Notional
Type					Fixed			Notional	Amount
Of	Notional	Effective			LIBOR		Expiration	Amount	After
Hedge	Amount	Date		Collar	Rate		Date	Decreases	Decrease
	(amounts								(amounts
	(in millions)								(in millions)

Swap	$225.0	Jan. 28, 2008		n/a	3.03%		Jan. 28, 2011	Jan. 28, 2010	$150.0

Collar	$100.0	Feb. 28, 2008	[	Cap	4.00%	]	Feb. 28, 2011	n/a	n/a
				Floor	2.14%

Swap	$125.0	March 28, 2008		n/a	2.91%		Sept. 28, 2011	n/a	n/a

Swap	$100.0	May 28, 2008		n/a	3.62%		May 28, 2012	n/a	n/a

The fair value (based upon current market rates) of the rate hedging transactions is included as derivative instruments in long-term assets and/or liabilities as the maturity dates on these instruments are greater than one year. The fair value of the hedging transactions is affected by a combination of several factors, including the change in the one-month LIBOR rate and the forward interest rate to maturity. Any increase in the one-month LIBOR rate and/or the forward interest rate to maturity results in a more favorable valuation, while any decrease in the one-month LIBOR rate and/or forward interest rate to maturity results in a less favorable valuation. Our credit exposure under these hedging agreements, or similar agreements we may enter into in the future, is the cost of replacing an agreement in the event of non-performance by our counter-party. As of September 30, 2009, the fair value of our derivative instruments was a liability of $15.2 million, which represented no change from the balance as of December 31, 2008.  In most cases, the liability would decrease over time as the remaining term for each derivative instrument decreases. There was no decrease in the liability since December 31, 2008, however, as there was a corresponding increase in the liability due to a decline in the forward-looking interest rates over the remaining terms of the hedged transactions. The liability as of September 30, 2009 included a reduction in value for non-performance in accordance with the accounting provisions for fair value measurement.

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

PART II

OTHER INFORMATION

ITEM 1.                  Legal Proceedings

Except as described below, there have been no material developments relating to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 26, 2009:

During January 2007, a suit seeking various damages was filed against us relating to an on-air contest. The claims, which were settled in October 2009, were fully covered by our insurance policies.

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

During the three-month period ending September 30, 2009, we withheld shares of stock upon the vesting of restricted stock units to cover withholding tax obligations, unless an employee elected to pay such tax in cash.  The following table provides information on shares withheld (which are considered repurchased) during the three-month period ended September 30, 2009:

			(c)	(d)
			Total	Maximum
			Number Of	Approximate
			Shares	Dollar Value
			Purchased	Of
			As	Shares That
	(a)	(b)	Part Of	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under
	Of Shares	Paid	Plans Or	The Plans
Period	Purchased	Per Share	Programs	Or Programs
July 1, 2009 - July 31, 2009	344	$1.72	—	$—
August 1, 2009 - August 31, 2009	—	$—	—	$—
September 1, 2009 - September 30, 2009	1,044	$4.87	—	$—
Total	1,388		—

In connection with employee tax obligations related to the vesting of restricted stock units during the three months ended September 30, 2009 and in accordance with elections by certain employees, we are deemed to have purchased the shares withheld to satisfy employees’ tax obligations of 344 shares at an average price of $1.72 per share in July 2009 and 1,044 shares at an average price of $4.87 per share in September 2009. These shares are included in the above table.

ITEM 3.                  Defaults Upon Senior Securities

None.

ITEM 4.                  Submission Of Matters To A Vote Of Security Holders

None.

ITEM 5.                  Other Information

None.

ITEM 6.  Exhibits

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007 and May 15, 2009. (1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)
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

(1)                                  Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.

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

ENTERCOM COMMUNICATIONS CORP.
(Registrant)

Date: November 9, 2009	/S/ David J. Field
Name: David J. Field
Title: President and Chief Executive Officer
(principal executive officer)

Date: November 9, 2009	/S/ Stephen F. Fisher
Name: Stephen F. Fisher
Title: Executive Vice President - Operations and Chief Financial Officer (principal financial officer)

ITEM 6.  Exhibits

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007 and May 15, 2009. (1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)
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

(1)                                  Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.

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