Form 10-K
period 2009-12-31
ENTERCOM COMMUNICATIONS CORP
filed 2010-03-15
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of February 28, 2010, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $36,873,196 based on the June 30, 2009 closing price of $1.53 on the New York Stock Exchange on such date.

Class A common stock, $0.01 par value 29,675,448 Shares Outstanding as of February 28, 2010 (Class A Shares Outstanding includes 1,575,891 unvested and vested but deferred restricted stock units).

Class B common stock, $0.01 par value 7,457,532 Shares Outstanding as of February 28, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, pursuant to Regulation 14A, is incorporated by reference in Part III of this report, which will be filed with the Securities and Exchange Commission no later than April 30, 2010.

ii

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to “Entercom,” “we,” “us,” “our” and similar terms refer to Entercom Communications Corp. and its consolidated subsidiaries, which would include any variable interest entities that are required to be consolidated under accounting guidance.

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

iii

PART I

ITEM 1.                 BUSINESS

We are one of the five largest radio broadcasting companies in the United States with a nationwide portfolio in excess of 100 stations in 23 markets, including San Francisco, Boston, Seattle, Denver, Portland, Sacramento and Kansas City. We were organized in 1968 as a Pennsylvania corporation.

Our Strategy

Our strategy focuses on providing compelling content in the communities we serve to enable us to offer our advertisers an effective marketing platform to reach a large targeted local audience.  The principal components of our strategy are to: (i) build strongly-branded radio stations; (ii) develop market leading station clusters; (iii) focus on creating effective integrated marketing solutions for our customers that incorporate our audio, digital and experiential assets; and (iv) recruit, develop, motivate and retain superior employees.

Source Of Revenue

The primary source of revenues for our radio stations is the sale of advertising time to local, regional and national spot advertisers and national network advertisers.  A station’s local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. We retain a national representation firm to sell national spot commercial airtime on our stations to advertisers outside of our local markets. National spot radio advertising typically accounts for approximately 20% of a radio station’s revenues. A growing source of revenues is from station websites and streaming audio which allow for enhanced audience interaction and participation as well as integrated advertising.

We believe that radio is an efficient and effective means of reaching specifically identified demographic groups.  Our stations are typically classified by their format, such as news, talk, classic rock, adult contemporary, alternative, country and jazz, among others.  A station’s format enables it to target specific segments of listeners sharing certain demographics. Advertisers and stations use data published by audience measuring services to estimate how many people within particular geographical markets and demographics listen to specific stations. Our geographically and demographically diverse portfolio of radio stations allows us to deliver targeted messages to specific audiences for advertisers on a local, regional and national basis.

Competition

The radio broadcasting industry is highly competitive.  Our stations compete for listeners and advertising revenue with other radio stations within their respective markets. In addition, our stations compete for audiences and advertising revenues with other media such as: broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, yellow pages, Internet, satellite radio, wireless media alternatives, cellular phones and other forms of advertisement.

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

Our Radio Stations

We operate with a nationwide portfolio of 23 markets, including San Francisco, Boston, Seattle, Denver, Portland, Sacramento, Kansas City, Indianapolis, Milwaukee, Austin, Norfolk, Buffalo, New Orleans, Memphis, Providence, Greensboro, Greenville/Spartanburg, Rochester, Madison, Wichita, Wilkes-Barre/Scranton, Springfield (MA) and Gainesville/Ocala.

Federal Regulation Of Radio Broadcasting

Overview.  The radio broadcasting industry is subject to extensive and changing regulation of, among other things, ownership limitations, program content, advertising content, technical operations and business and employment practices. The ownership, operation and sale of radio stations are subject to the jurisdiction of the Federal Communications Commission (“FCC”) pursuant to the Communications Act of 1934, as amended (the “Communications Act”). Among other things, the FCC: (i) assigns frequency bands for broadcasting; (ii) determines the particular frequencies, locations, operating power, and other technical parameters of stations; (iii) issues, renews, revokes and modifies station licenses; (iv) determines whether to approve changes in ownership or control of station licenses; (v) regulates equipment used by radio stations; (vi) adopts and implements regulations and policies which directly affect the ownership, operation and business and employment practices of stations; and (vii) regulates certain aspects of other electronic media which compete with the broadcast industry.

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

FCC Licenses.  The operation of a radio broadcast station requires a license from the FCC.  Certain of our subsidiaries hold the FCC licenses for our stations.  The number of radio stations that can operate in a given area or market is limited by the number of AM frequencies permitted to serve a given area and the number of FM frequencies allotted by the FCC to communities in an area or market, based upon considerations of interference to and from other operating or authorized stations. The FCC’s multiple ownership rules further limit the number of stations serving the same area that may be owned or controlled by a single individual or entity.

There is no national limit on the number of radio stations that a single entity may own. Radio station ownership is regulated by rules applicable to the number of stations that may be owned in common in an individual local radio market.  The FCC ownership rules define a “local radio market” as comprising all radio stations, both commercial and non-commercial, which are included within a designated Arbitron market or, for stations located outside of Arbitron markets, all stations which have certain overlapping signal contours.  Digital radio channels authorized for AM and FM stations do not count as separate “stations” for purposes of the ownership limitations. The radio ownership rules limit the number of radio stations that can be owned by a single individual or entity in a local radio market as follows:

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

Since the number of stations in a local market may fluctuate from time to time, the number of stations that can be owned by a single individual or entity in a given market can vary over time.  Once the FCC approves the ownership of a cluster of stations in a market, that owner may continue to hold those stations under the

“grandfathering” policies, despite a decrease in the number of stations in the market.  Market clusters, such as our stations in Greenville, Kansas City and Wilkes-Barre/Scranton, which had been licensed under the former ownership rules but may exceed the ownership limits when applying the Arbitron-based market standard of the present rule, are considered to be “grandfathered.” If, at the time of a proposed future transaction, a cluster does not comply with the multiple ownership limitations based upon the number of stations then present in the market, the entire cluster cannot be transferred intact to a single party unless the purchaser qualifies as an “eligible entity” under specified small business standards and meets certain control tests, or the purchaser promises to file within 12 months following consummation an application to assign the “excess” stations in the market to an eligible entity or to an irrevocable divestiture trust for ultimate assignment of such stations to an eligible entity.

Classifications.  AM stations are classified as Class A, B, C or D depending on the type of channel and size and nature of the area they are designed to serve. Class A stations operate on an unlimited time basis and are designed to render primary and secondary service over an extended area. Class B stations operate on an unlimited time basis and are designed to render service only over a primary service area. Class C stations operate on a local channel and are designed to render service only over a primary service area that may be reduced as a consequence of interference. Class D stations operate either during daytime hours only, during limited times only or on an unlimited time basis with low nighttime power.

The class of an FM station determines the minimum and maximum facilities requirements. Some FM class designations depend upon the geographic zone in which the transmitter site of the FM station is located. In general, commercial FM stations are classified in order of increasing maximum power and antenna height, as follows: Class A, B1, C3, B, C2, C1, C0 and C.  Under certain circumstances, Class C FM stations that do not meet the minimum antenna height requirements are subject to an involuntary downgrade to Class C0 to correspond to the existing operating characteristics of the station.

Multiple Ownership Rules.  The Communications Act imposes specific limits on the number of commercial radio stations an individual or entity can own in a single market.  FCC rules and regulations implement these limitations.  On June 2, 2003, the FCC adopted new ownership rules following a comprehensive review of its ownership regulations. The ownership rules adopted in 2003 included: (i) new cross-media limits that in certain markets eliminated the newspaper-broadcast cross-ownership ban and altered the television-radio cross-ownership limitations; and (ii) regulations that revised the manner in which the radio numeric ownership limitations were to be applied, substituting where available geographic markets as determined by Arbitron in place of the former standard and, in areas outside of Arbitron markets, the relevant radio market for purposes of the rules remained determined by overlap of specified signal contours. The former standard was based on certain overlapping signal contours.

The 2003 ownership rules were appealed to the U.S. Court of Appeals for the Third Circuit, which imposed a stay of the rules with the exception that the court allowed: (a) the use of Arbitron markets to define local radio markets where available; (b) the inclusion of non-commercial radio stations in determining the number of stations in a radio market; (c) the attribution of joint sales agreements with in-market stations; and (d) the limitations on the transfers of non-compliant ownership clusters.  On December 18, 2007, the FCC adopted an order that modified only the newspaper/broadcast cross-ownership rule to adopt a rebuttable presumption permitting the cross-ownership of one newspaper and one television or radio station in the top 20 television markets under certain circumstances, and establishing a waiver procedure applicable to such combinations in smaller markets.  The FCC declined to make changes to any other broadcast ownership rules, and retained the rules as then in effect.  This decision was also appealed to the Third Circuit Court of Appeals. The FCC has advised the Court that the December 2007 decision may not represent the majority view of the current Commission, and asked the Court to defer further proceedings contemplated before the FCC. The Court has recently requested that the FCC show cause why the stay of the newspaper/broadcast cross-ownership rule, as adopted in December 2007, should not be lifted and the appeals heard. At this time, the FCC’s decision remains subject to both administrative and judicial appeals.

As presently applied, the FCC’s newspaper-broadcast cross-ownership rules impose limitations on the circumstances under which the same party may own a broadcast station and a daily newspaper in the same geographic market, as described above.  The FCC’s radio-television cross-ownership rules limit the number of radio stations that a local owner of television stations may hold.  We own no television stations or daily newspapers, but, to the extent these limitations continue to be enforced, these cross-media rules may limit the prospective buyers in the market of any stations we may wish to sell.

Ownership Attribution. In the application of the ownership limitations, the FCC generally only considers “attributable” ownership interests.  Attributable interests generally include: (i) equity and debt interests which when combined exceed 33% of a licensee’s or other media’s total asset value, if the interest holder supplies more than 15% of a station’s total weekly programming or has an attributable interest in any same-market media (television, radio, cable or newspaper), with a higher threshold in the case of investments in certain “eligible entities” acquiring broadcast stations; (ii) a 5% or greater direct or indirect voting stock interest, including certain interests held in trust, unless the holder is a qualified passive investor, in which case the threshold is a 20% or greater voting stock interest; (iii) any equity interest in a limited liability company or a partnership, including a limited partnership, unless properly “insulated” from management activities; and (iv) any position as an officer or director of a licensee or of its direct or indirect parent.

The FCC also considers the provision by the owner of one radio station of more than 15% of hours of weekly programming or the sale of more than 15% of the weekly advertising of another radio station serving substantially the same area under agreements commonly referred to as time brokerage or joint sales agreements, or otherwise, to represent an attributable interest of the party providing the programming or selling the advertising even though the ownership of the station broadcasting the programming or the advertising is distinct from that of the provider.  In instances, as in our case, where there is a “single majority voting shareholder,” voting stock interests held by other owners in excess of the five percent standard described above are considered to be non-attributable.  This exemption remains in effect, but has been under review by the FCC for a number of years.

Alien Ownership Rules.  The Communications Act prohibits the issuance to or holding of broadcast licenses by foreign governments or aliens, non-U.S. citizens, whether individuals or entities, including any interest in a corporation which holds a broadcast license if more than 20% of the capital stock is owned or voted by aliens. In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens if the FCC finds that the prohibition is in the public interest. Our articles of incorporation prohibit the ownership, voting and transfer of our capital stock in violation of the FCC restrictions, and prohibit the issuance of capital stock or the voting rights such capital stock represents to or for the account of aliens or corporations otherwise subject to control by aliens in excess of the FCC limits.

License Renewal.  The licenses issued by the FCC for radio stations are renewable authorizations that are ordinarily granted for an eight year term, which is standardized for all stations in a particular state.  A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the periods when a renewal application is pending, informal objections to and petitions to deny the renewal application can be filed by interested parties, including members of the public, on a variety of grounds. The FCC is required to renew a broadcast station license if the FCC finds that the station has served the public interest, convenience and necessity; there have been no serious violations by the licensee of the Communications Act or the FCC’s rules and regulations; and there have been no other violations by the licensee of the Communications Act or the FCC’s rules and regulations that, taken together, constitute a pattern of abuse.  In a pending rule-making proceeding, the FCC has sought comments on the adoption of processing guidelines for renewal applications regarding a station’s locally-oriented programming performance. The effect of whether and to what extent any such requirements are ultimately adopted and become effective cannot currently be determined.

If a challenge is filed against a renewal application, and, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet certain fundamental requirements and that no mitigating factors justify the imposition of a lesser sanction, the FCC may deny a license renewal application. Historically, FCC licenses have generally been renewed.  A petition to deny the renewal applications of all of our Sacramento radio stations has been filed and is pending, and the renewal applications of certain other stations remain pending due to listener complaints.  Subject to the resolution of open FCC inquiries, we have no reason to believe that our licenses will not continue to be renewed in the ordinary course, although there can be no assurance to that effect. The non-renewal of one or more of our licenses could have a material adverse effect on our business.

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

To obtain FCC consent for the assignment or transfer of control of a broadcast license, appropriate applications must be filed with the FCC. Interested parties may file objections or petitions to deny such applications. When evaluating an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by assignment or transfer of the broadcast license to any party other than the one specified in the application.  No assignment or transfer application will be granted for any station by the FCC while a renewal application is pending for the station. Once an assignment or transfer application is granted, interested parties have 30 days following public notice of the grant to seek reconsideration of that grant.  The FCC usually has an additional ten days within which to set aside the grant on its own motion.  The Communications Act permits certain court appeals of a contested grant as well.

Programming And Operation.  The Communications Act requires broadcasters to serve the “public interest.” A licensee is required to present programming that is responsive to issues in the station’s community of license and to maintain records demonstrating this responsiveness. The FCC regulates, among other things, political advertising; sponsorship identification; the advertisement of contests and lotteries; the conduct of station-run contests; obscene, indecent and profane broadcasts; certain employment practices; and certain technical operation requirements, including limits on human exposure to radio-frequency radiation.  The FCC considers complaints from listeners concerning a station’s public service programming, employment practices, or other operational issues when processing a renewal application filed by a station, but the FCC may consider complaints at any time and may impose fines or take other action for violations of the FCC’s rules separate from its action on a renewal application.

In recent years, the FCC has received an increasing number of complaints alleging that broadcast stations have carried indecent programming at times when children may be in the audience, in violation of federal criminal law and the FCC’s policies which prohibit programming that is deemed to be indecent or profane under FCC decisions and is broadcast during the period between 6:00 am and 10:00 pm; the period between 10:00 pm through 6:00 am is considered to be a “safe harbor” period and less stringent standards apply to programming carried then. FCC regulations prohibit the broadcast of obscene material at any time. The FCC has greatly intensified its enforcement activities with respect to programming which it considers indecent or profane, including: (i) adopting rules to implement the statutory increase in the maximum fine which may be assessed for the broadcast of indecent or profane programming to $325,000 for a single violation, up to a maximum of $3,000,000 for a continuing violation; (ii) imposing fines on a per utterance basis instead of the imposition of a single fine for an entire program; and (iii) repeatedly warning broadcasters that future “serious” violations may result in the commencement of license revocation proceedings.  There are a number of outstanding indecency proceedings in which we are defending our stations’ conduct, and there may be other complaints of this nature which have been submitted to the FCC of which we have not yet been notified.

In April 2009, the U.S. Supreme Court reversed a decision of the U.S. Court of Appeals for the Second Circuit involving certain aspects of the FCC’s indecency rules, upholding the FCC’s policies under standards of administrative law, but remanding the case to the Second Circuit for the development of a full record on the constitutional challenge to the rules. In a case involving a separate aspect of the FCC’s indecency rules, the U.S. Court of Appeals for the Third Circuit reversed the FCC’s finding of indecency and, after the FCC sought review, the U.S. Supreme Court summarily remanded that decision without opinion to the Third Circuit for reconsideration in light of the reversal and remand of the Second Circuit case. Both cases were argued in 2010.  For further discussion, please refer to Part I, Item 3, “Legal Proceedings,” and to the risk factors described in Part I, Item 1A, “Risk Factors.”

The Communications Act and the FCC rules require that, when it is not evident from the content that any money, goods, services or other valuable consideration has been paid or promised to a station or an employee for the broadcast of certain programming, appropriate sponsorship identification announcement(s) must be given.  Following inquiries initiated by the FCC into sponsorship identification practices at several media companies, including us, we and other media companies entered into consent decrees pursuant to which we have adopted certain policies and procedures regarding our relationships with record labels and artists concerning the broadcast of music on our stations. We admitted no violations of any FCC rules in connection with the investigation, and the FCC found none.  We have also entered into a consent judgment terminating a lawsuit brought by the New York Attorney General in which we agreed to adopt a number of business reforms and practices in the future and to make a payment to a non-profit organization to support music education and appreciation.  We admitted no liability in this action, and the court found none.  The FCC has under consideration rule-making proceedings concerning other sponsorship identification issues, such as product placement.  We cannot determine if any new regulations will ultimately be adopted, and if adopted, what effect such regulations may have on our operations.

The FCC rules prohibit employment discrimination by broadcast stations on the basis of race, religion, color, national origin and gender. These rules require broadcasters generally to: (i) refrain from discrimination in hiring and promotion; (ii) widely disseminate information about all full-time job openings to all segments of the community to ensure that all qualified applicants have sufficient opportunity to apply for the job; (iii) send job vacancy announcements to recruitment organizations and others in the community indicating an interest in all or some vacancies at the station; and (iv) implement a number of specific recruitment outreach efforts, such as job fairs, internship programs, and interaction with educational and community groups from among a menu of approaches itemized by the FCC.  The applicability of these policies to part-time employment opportunities is the subject of a pending further rule-making proceeding.  In addition, the FCC bars discrimination with regard to race or gender in station transactions and has other rules designed to enhance the diversification of station ownership.

The FCC has rules which concern the manner in which on-air contests conducted by a station are announced and conducted, requiring in general that the material rules and terms of the contest be broadcast periodically and that the contest be conducted substantially as announced.  The FCC has a pending investigation into a contest at one of our stations (see Item 3, “Legal Proceedings,” for further discussion). We are cooperating in this investigation. In addition, a civil lawsuit arising from this incident has been resolved.

The FCC has adopted procedures that in general require the auction of broadcast spectrum in circumstances when two or more parties have applications for new radio facilities or when applications propose major changes that are mutually exclusive. Such procedures may limit our efforts to build new stations, or to modify or expand the broadcast signals of our existing stations.

Enforcement Authority.  The FCC has the power to impose penalties for violations of its rules under the Communications Act, including the imposition of monetary fines, the issuance of short-term licenses, the imposition of a condition on the renewal of a license, the denial of authority to acquire new stations, and the revocation of operating authority.  The maximum fine for a single violation of the FCC’s rules (other than indecency rules) is currently $37,500.  The maximum fine for a violation of the FCC’s indecency rules is $325,000 for each violation or each day of a continuing violation, with a maximum fine of up to $3,000,000 for a continuing violation.

Proposed And Recent Changes. Congress, the FCC, and other federal agencies are considering or may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could: (1) affect, directly or indirectly, the operation, ownership and profitability of our radio stations; (2) result in the loss of audience share and advertising revenues for our radio stations; and (3) affect our ability to acquire additional radio stations or to finance those acquisitions.  We cannot predict what other matters may be proposed or considered by the FCC or Congress, and we are unable to determine what effect, if any, the adoption of any such restrictions or limitations may have on our operations.

Federal Antitrust Laws.  The federal agencies responsible for enforcing the federal antitrust laws, the Federal Trade Commission and the Department of Justice, may investigate certain acquisitions. For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Antitrust Improvements Act of 1976 requires the parties to file Notification and Report Forms with the Federal Trade Commission and the Department of Justice and to observe specified waiting-period requirements before consummating the acquisition.

HD Radio®

The Federal Communications Commission selected In-Band On-Channel™ (“IBOC”) as the exclusive technology for introduction of terrestrial digital operations by AM and FM radio stations. The technology, developed by iBiquity Digital Corporation, is also known as “HD Radio®.”  We have a minority equity interest in iBiquity. We currently utilize HD Radio® digital technology on most of our FM stations.  We are also a founding member of the HD Digital Radio Alliance Association, which was formed to promote and develop HD Radio® and its digital multicast operations.  The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality, additional channels and the ability to offer a greater variety of auxiliary services.  HD Radio® technology permits a station to transmit radio programming in both analog and digital formats.

Employees

As of March 1, 2010, we had a staff of approximately 1,560 full-time employees and 750 part-time employees.  With respect to certain of our stations in our Kansas City and San Francisco markets, we are a party to collective bargaining agreements with the American Federation of Television and Radio Artists.  Approximately 19 employees are represented by these collective bargaining agreements.  We believe that our relations with our employees are good.

Corporate Governance

Code Of Business Conduct And Ethics.  We have adopted a Code of Business Conduct and Ethics that applies to each of our employees including our principal executive officers and senior members of our finance department. Our Code of Business Conduct and Ethics can be found on the “Investors” tab / “Governance” sub-page of our website located at www.entercom.com.

Board Committee Charters.  Each of our Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee has a committee charter as required by the rules of the New York Stock Exchange.  These committee charters can be found on the “Investors” tab / “Governance” sub-page of our website located at www.entercom.com.

Corporate Governance Guidelines.  New York Stock Exchange rules require our Board of Directors to establish certain Corporate Governance Guidelines.  These guidelines can be found on the “Investors” tab / “Governance” sub-page of our website located at www.entercom.com.

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

Internet Address And Internet Access To Periodic And Current Reports

You can find more information about us at our Internet website located at www.entercom.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (the “SEC”).  We will also provide a copy of our annual report on Form 10-K upon any written request.

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

The Global Economic Crisis Has Affected Our Business And We Cannot Predict Its Future Impact.

Recent economic conditions had a negative impact on our results of operations during 2009 due to reduced demand in the advertising sector. This negative trend appears to be reversing in the first quarter of 2010, primarily due to the strengthening of advertiser demand. As the economy and the advertising environment rebound, we would expect to compare favorably to prior periods. If economic conditions worsen, a number of negative effects on our business could result, including a decrease in our net revenues and profitability and further impairment of our assets.

The capital and credit markets experienced unprecedented volatility and disruption in 2008 and 2009. If the economic crisis were to relapse, there can be no assurance that we will not experience an adverse effect on our ability to access capital, which may be material to our business, financial condition and results of operations.  In addition, our ability to access the capital markets may be severely restricted at a time when we would like or need to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

We Must Comply With The Covenants In Our Senior Secured Credit Facility, Which Restricts Our Operational Flexibility.

Our senior secured credit facility (the “Bank Facility”) as amended during March 2010 contains provisions that restrict and under certain circumstances limit our ability to borrow money, make acquisitions, investments or restricted payments including dividends, the repurchase of stock, swap or sell assets, or merge or consolidate with another company.  We have pledged substantially all of our assets, including the stock or equity interests of our subsidiaries to secure the debt under our Bank Facility.

Our Bank Facility requires us to maintain compliance with specific financial covenants. Our ability to meet these financial covenants can be affected by operating performance or other events beyond our control, and we cannot be assured that we will meet these covenants. The recent economic crisis reduced demand for advertising in general, including advertising on our radio stations. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations as the economy recovers from the economic downturn. Specifically, our Bank Facility as amended, requires us to comply with certain financial covenants which are defined terms within the agreement, including: (1) a maximum Consolidated Leverage Ratio of Consolidated Funded Indebtedness to Consolidated Operating Cash Flow that cannot exceed seven times in 2010 and which decreases quarterly in increments in 2011 to a ratio of six times; and (2) a minimum ratio of Consolidated Operating Cash Flow to Consolidated Interest Charges of two times.

Failure to comply with our financial covenants or other terms of our Bank Facility and the failure to negotiate and obtain any required relief from our lenders could result in the acceleration of the maturity of our outstanding bank debt and our lenders could proceed against our assets, including the equity interests of our subsidiaries.  Under these circumstances, the acceleration of our debt could have a material adverse effect on our business.

We Have Substantial Indebtedness Which Could Have Important Consequences.

Historically, we have carried significant amounts of debt. We have outstanding indebtedness to our bank and bond holders of $737.2 million (including a $1.5 million letter of credit) as of December 31, 2009 that could have an impact on us. For example, these obligations:

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

The undrawn amount of the Bank Facility’s revolving credit (“Revolver”) was $289.5 million as of December 31, 2009.  The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing.  Based on our financial covenant analysis as of December 31, 2009, we would be limited to borrowings significantly less than the undrawn limit unless such borrowings were used to repay indebtedness or for transactions that increase cash flow for purposes of covenant calculation.

Under our Bank Facility, as amended, we have restrictions that under certain circumstances, limit our ability to borrow money, make acquisitions, investments or restricted payments including dividends, the repurchase of stock, swap or the sale of assets, or the merger or consolidation with another company. If our Consolidated Leverage Ratio exceeds six times, then we have further restrictions on the use of the Revolver, including but not limited to, the elimination of any funding for dividends and share repurchases. In addition to cash flow from operations, we plan to use the Revolver to fund the amortization of the term loan (“Term Loan”), which was $370.0 million outstanding as of December 31, 2009.

Notwithstanding the foregoing, we may from time-to-time seek to amend our existing Bank Facility or obtain other funding or additional financing, which may result in higher interest rates.  Amending our Bank Facility or obtaining other funding or additional financing prior to the expiration of the current agreement will be essential as the Revolver will be due as a balloon payment upon the expiration of the Bank Facility on June 30, 2012.  Failure to refinance upon maturity could result in default and have a material adverse impact on our Company.

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

•                  the level of competition for advertising revenues with other radio stations and other advertising- supported media;

•                  technological changes and innovations;

•                  new laws and regulations;

•                  the imposition by law or regulation of new or increased fees on radio broadcasting and related activities; and

•                  changes in governmental regulations and policies, and actions of federal regulatory bodies, including the FCC, the Department of Justice and the Federal Trade Commission.

Given the inherent unpredictability of these variables, we cannot predict with any degree of certainty, what effect, if any, these variables will have on our future operations. Generally, advertising tends to decline during economic recession or downturn, as evidenced by the negative impact that the current economic downturn has had on radio advertising.  Our advertising revenue is likely to be adversely affected by a recession or downturn in the United States economy, the economy of an individual geographic market in which we own or operate radio stations, or other events or circumstances that adversely affect advertising activity.

Our Radio Stations May Be Adversely Affected By Competition For Advertising Revenues.

Our radio stations are in a highly competitive business. Our radio stations compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media, such as newspapers and magazines, Internet, broadcast and cable television, outdoor advertising and direct mail. Audience ratings and market shares are subject to change, and any change in a particular market could have a material adverse effect on the revenue of our stations located in that market. While we already compete in some of our markets with other stations with similar programming formats, if another existing or new radio station in a market were to convert its programming format to a format similar to one of our stations or if an existing competitor were to strengthen its operations, our stations could suffer a reduction in ratings and/or advertising revenue and could incur increased promotional and other expenses. We cannot be assured that any of our stations will be able to maintain or increase their current audience ratings and advertising revenues.

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

The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies and services. These technologies and services, some of which are commercial free, include the following:

•                  personal digital audio devices (e.g., iPods®, mp3® players, audio via WiFi, mobile phones and WiMAX);

•                  Internet radio services such as Pandora;

•                  satellite-delivered digital audio radio services;

•                  HD Radio®, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

•                  low-power FM radio, which could result in additional FM radio broadcast outlets.

We cannot predict the effect, if any, that competition arising from new technologies or regulatory changes may have on the radio broadcasting industry or on our financial condition and results of operations.

We Are Dependent On Federally Issued Licenses To Operate Our Radio Stations And Are Subject To Extensive Federal Regulation.

The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act of 1934 (see, for example, the discussion of FCC regulations contained in Part I, Item 1, “Business,” of this Form 10-K). We are required to obtain licenses from the FCC to operate our radio stations. Licenses are normally granted for a term of eight years and are renewable. Although the vast majority of FCC radio station licenses are routinely renewed, we cannot be assured that the FCC will approve our future renewal applications or that the renewals will not include conditions or qualifications. A number of our applications to renew our station licenses have been objected to by third parties and remain pending before the FCC. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on us.

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

FCC regulations prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6:00 a.m. and 10:00 p.m. In the last several years, the FCC has enhanced its enforcement efforts relating to the regulation of indecency and has threatened on more than one occasion to initiate license revocation proceedings against a broadcast licensee who commits a “serious” indecency violation. Congress has dramatically increased the penalties for broadcasting obscene, indecent or profane programming, and these penalties may potentially subject broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast such material. In addition, the FCC’s heightened focus on the indecency regulatory scheme, against the broadcast industry generally, may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations. Several of our stations are currently subject to indecency-related inquiries and/or proposed fines at the FCC’s Enforcement Bureau as well as objections to our license renewals based on such inquiries and proposed fines, and we may in the future become subject to additional inquiries or proceedings related to our stations’ broadcast of obscene, indecent or profane material. To the extent that these inquiries or other proceedings result in the imposition of fines, a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, our results of operation and business could be materially adversely affected.

Because Of Our Holding Company Structure, We Depend On Our Subsidiaries For Cash Flow, And Our Access To This Cash Flow Is Restricted.

We operate as a holding company. All of our radio stations are currently owned and operated by our subsidiaries. Entercom Radio, LLC (“Radio”), our 100% owned finance subsidiary, is the borrower under our Bank Facility and was the issuer of our Senior Subordinated Notes (“Notes”) (the Notes were redeemed at par on March 8, 2010). All of our station-operating subsidiaries and FCC license subsidiaries are subsidiaries of Radio. Further, we guaranteed Radio’s obligations under the Bank Facility on a senior secured basis and under the Notes on an unsecured basis, junior to our Bank Facility. Radio’s subsidiaries are all full and unconditional guarantors jointly and severally under the Bank Facility.

As a holding company, our only source of cash to pay our obligations, including corporate overhead and other accounts payable, are distributions from our subsidiaries. We currently expect that the net earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their debt obligations. Even if our subsidiaries elect to make distributions to us, we cannot be assured that applicable state law and contractual restrictions, including the dividend covenants contained in our Bank Facility, would permit such dividends or distributions.

We Have Incurred Losses Over The Past Several Years And We May Incur Future Losses.

We have reported net losses in our consolidated statement of operations over the past several years, primarily as a result of recording non-cash write-downs of our broadcasting licenses and goodwill. In 2009, 2008 and 2007, we recorded impairments to our broadcasting licenses and goodwill of $67.7 million, $835.7 million (excluding impairments recorded during the first quarter of 2008 to assets held for sale) and $84.0 million, respectively. As of December 31, 2009, our broadcasting licenses and goodwill comprise 79.8% of our total assets. If events occur or circumstances change that would reduce the fair value of the broadcasting licenses and goodwill below the amount reflected on the balance sheet, we may be required to recognize impairment charges, which may be material, in future periods.

Our Common Stock May Cease To Be Listed On Its Current Stock Exchange.

Our common stock is currently listed on the New York Stock Exchange (“NYSE”) under the symbol “ETM”. In the future, we may not be able to meet the continued listing requirements of the NYSE, which require, among other things, (i) a minimum closing price of our common stock; (ii) a minimum market capitalization; and (iii) a minimum stockholders’ equity and market capitalization. If we are unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting, which could negatively impact us by, among other things, reducing the liquidity and market price of our common stock.  (See “Management’s Discussion and Analysis” for a discussion of the NYSE continued listing requirements.)

Our Chairman Of The Board And Our President And Chief Executive Officer Effectively Control Our Company And Own A Substantial Equity Interest In Us. Their Interests May Conflict With Your Interest.

As of February 28, 2010, Joseph M. Field, our Chairman of the Board, beneficially owned 2,651,170 shares of our Class A common stock and 6,408,282 shares of our Class B common stock, representing approximately 64.7% of the total voting power of all of our outstanding common stock.  As of February 28, 2010, David J. Field, our President and Chief Executive Officer, one of our directors and the son of Joseph M. Field, beneficially owned 2,549,747 shares of our Class A common stock and 749,250 shares of our outstanding Class B common stock, representing approximately 10.2% of the total voting power of all of our outstanding common stock. Collectively, Joseph M. Field and David J. Field and other members of the Field family beneficially own all of our outstanding Class B common stock. Other members of the Field family and Trusts for their benefit also own shares of Class A common stock.

Shares of Class B common stock are transferable only to Joseph M. Field, David J. Field, certain of their family members or trusts for any of their benefit. Upon any other transfer, shares of our Class B common stock automatically convert into shares of our Class A common stock on a one-for-one basis. Shares of our Class B common stock are entitled to ten votes only when Joseph M. Field or David J. Field vote them, subject to certain exceptions when they are restricted to one vote. Joseph M. Field generally is able to control the vote on all matters submitted to a vote of shareholders and, therefore, is able to direct our management and policies, except with respect to those matters when the shares of our Class B common stock are only entitled to one vote and those matters requiring a class vote under the provisions of our articles of incorporation, bylaws or applicable law, including, without limitation, the election of the two Class A directors. Without the approval of Joseph M. Field, we will be unable to consummate transactions involving an actual or potential change of control, including transactions in which investors might otherwise receive a premium for their shares over then current market prices.

Future Sales By Joseph M. Field Could Adversely Affect The Price Of Our Class A Common Stock.

The price for our Class A common stock could fall substantially if Joseph M. Field sells in the public market or transfers large amounts of shares, including any shares of our Class B common stock (as described in the above paragraph) which are automatically converted to Class A common stock when sold.  These sales, or the possibility of such sales, could make it more difficult for us to raise capital by selling equity or equity-related securities in the future.

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

We Depend On Selected Market Clusters Of Radio Stations.

For the year ended December 31, 2009, we generated in excess of 50% of our net revenues in six of our 23 markets (Boston, San Francisco, Portland, Seattle, Denver and Kansas City). Accordingly, we may have greater exposure to adverse events or conditions that affect the economy in any of these markets, which could have a material adverse effect on our financial position and results of operations.

Our Stock Price And Trading Volume Could Be Volatile.

Our Class A common stock has been publicly traded since January 29, 1999. The market price of our Class A common stock and our trading volume has been subject to fluctuations since the date of our initial public offering. The stock market has from time to time experienced price and volume fluctuations that have affected the market prices of public equities. As a result, the market price of our Class A common stock could experience volatility, regardless of our operating performance.

The Loss Of Key Personnel Could Have A Material Adverse Effect On Our Business.

Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key executives. We believe that the loss of one or more of these individuals could have a material adverse effect on our business.

ITEM 1B.                    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                 PROPERTIES

The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We typically lease our studio and office space, although we do own some of our facilities. Most of our studio and office space leases contain lease terms with expiration dates of five to 15 years. A station’s studios are generally housed with its offices in downtown or business districts. We own many of our AM main transmitter/antenna sites and several of our FM main transmitter/antenna sites. For those sites that we lease, we have entered into leases with lease terms that generally range from five to 30 years.  In addition, we also entered into a transaction that covers multiple tower sites that were treated as finance method lease obligations (for further discussion, see Note 9, Finance Method Lease Obligations, in the accompanying notes to the financial statements).

The transmitter/antenna site for each station is generally located so as to provide maximum market coverage. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required. We have approximately $11.8 million in aggregate annual minimum rental commitments under real estate leases.  Many of these leases contain clauses such as defined contractual increases or cost of living adjustments.

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

We currently and from time to time are involved in litigation incidental to the conduct of our business. In the opinion of management, any potential liability of ours that may arise out of or with respect to these matters will not materially adversely affect our financial position, results of operations or cash flows.

During January 2007, a suit seeking various damages was filed against us relating to an on-air contest. The claims, which were settled on October 29, 2009, were fully covered by our insurance policies.  In connection with the settled claim, as of December 31, 2009 we recorded an insurance claim receivable from our insurance company of $16.5 million along with a claim payable to the plaintiff of $16.5 million.  In January 2010, the plaintiff acknowledged full satisfaction of the judgment by our insurance carrier.

Our agreements with Broadcast Music, Inc. (“BMI”) and American Society of Composers, Authors and Publishers (“ASCAP”) each expired as of December 31, 2009.  In January 2010, The Radio Music License Committee, of which we are a participant, filed motions in the New York courts against ASCAP and BMI on behalf of the radio industry, seeking interim fees and a determination of fair and reasonable industry-wide license fees.

We could face increased costs in the form of fines and a greater risk that we could lose any one or more of our broadcasting licenses if the FCC concludes that programming broadcast by our stations was obscene, indecent or profane and such conduct warrants license revocation. The FCC’s authority to impose a fine for the broadcast of such material is $325,000 for a single incident, with a maximum fine of up to $3.0 million for a continuing violation. In the past, the FCC has issued Notices of Apparent Liability and a Forfeiture Order with respect to several of our stations proposing fines for certain programming which the FCC deemed to have been indecent. These cases are the subject of pending administrative appeals. The FCC has also investigated other complaints from the public that some of our stations broadcast indecent programming.  These investigations remain pending.  For a further discussion, please refer to the risk factors described in Part I, Item 1A, “Risk Factors.”

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information For Our Common Stock

Our Class A common stock, $0.01 par value, is listed on the New York Stock Exchange under the symbol “ETM.” The table below shows, for the quarters indicated, the reported high and low trading prices of our Class A common stock on The New York Stock Exchange.

	Price Range
	High	Low
Calendar Year 2009
First Quarter	$1.67	$0.83
Second Quarter	$3.14	$1.09
Third Quarter	$5.58	$1.36
Fourth Quarter	$9.85	$5.02

Calendar Year 2008
First Quarter	$13.75	$9.46
Second Quarter	$11.50	$6.96
Third Quarter	$8.10	$4.89
Fourth Quarter	$5.42	$0.52

There is no established trading market for our Class B common stock, $0.01 par value.

Holders

As of March 1, 2010, there were approximately 312 shareholders of record of our Class A common stock.  This number does not include the number of shareholders whose shares are held of record by a broker or clearing agency but does include each such brokerage house or clearing agency as one record holder.  Based upon available information, we believe we have approximately 3,693 beneficial owners of our Class A common stock.  There are four shareholders of record of our Class B common stock, $0.01 par value, and no shareholders of record of our Class C common stock, $0.01 par value.

Dividends

Previously, we used a portion of our capital resources to pay dividends on a quarterly basis effective with the first quarter of 2006 and continuing through the third quarter of 2008.  Our Board of Directors has not declared any dividends since that time. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration.  For a description of the restrictions on our ability to declare and pay dividends pursuant to our Bank Facility, as amended, see Liquidity under Item 7, Management’s Discussion And Analysis Of Financial Condition And Results Of Operation and Note 8 in the notes to the accompanying financial statements.

Share Repurchases

Our most recent share repurchase program expired on June 30, 2009.

Prior to the expiration of the repurchase authorization, in 2009 we repurchased 0.7 million shares for an aggregate amount of $0.9 million at an average price of $1.34 per share and during 2008, we repurchased 2.1 million shares for an aggregate amount of $13.9 million at an average price of $6.72 per share.

The following table provides information on our repurchases during the quarter ended December 31, 2009:

(d)
			(c)	Maximum
			Total	Approximate
			Number	Dollar
			Of Shares	Value Of
	(a)		Purchased	Shares That
	Total	(b)	As Part Of	May Yet Be
	Number	Average	Publicly	Purchased
	Of	Price	Announced	Under The
	Shares	Paid Per	Plans Or	Plans Or
Period	Purchased	Share	Programs	Programs
October 1, 2009 - October 31, 2009 (1)	659	$7.78	659	$—
November 1, 2009 - November 30, 2009 (1)	—	$—	—	$—
December 1, 2009 - December 31, 2009 (1)	462	$6.62	462	$—
Total	1,121		1,121

(1) In connection with employee tax obligations related to the vesting of restricted stock during the three months ended December 31, 2009 and in accordance with elections by certain employees, we are deemed to have purchased the shares withheld to satisfy employees’ tax obligations of 659 shares at an average price of $7.78 per share in October 2009 and 462 shares at an average price of $6.62 per share in December 2009.  These shares are included in the table above.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2009, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Equity Compensation Plan Information as of December 31, 2009

	(a)	(b)	(c)
	Number Of	Weighted	Number Of
	Shares To Be	Average	Securities
	Issued Upon	Exercise	Remaining Available
	Exercise of	Price of	for Future Issuance
	Outstanding	Outstanding	Under Equity
	Options,	Options,	Compensation Plans
	Warrants	Warrants	(Excluding
Plan Category	and Rights	and Rights	Column (a))

Equity Compensation Plans Approved by Shareholders:
Entercom Equity Compensation Plan (1)	1,103,032	$3.20	969,627
Employee Stock Purchase Plan (2)	—	—	—

Equity Compensation Plans Not Approved by Shareholders:
None	—	—	—

Total	1,103,032		969,627

(1)   Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue up to 11.5 million shares of Class A common stock, which amount included an increase on January 1, 2009 of 1.5 million shares.  The shares authorized are increased by 1.5 million shares on January 1 of each year, or a lesser number as may be determined by the Company’s Board of Directors. On January 1, 2010, the shares authorized under the Plan were automatically increased by 1.5 million shares to 13.0 million shares. As of December 31, 2009, 1.0 million shares were available for future grant.

(2)          Our Employee Stock Purchase Plan expired March 31, 2009.

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

The following line graph compares the cumulative 5-year total return provided to shareholders on our Class A common stock relative to the cumulative total returns of: (i) the S & P 500 index; and (ii) a peer group index consisting of Citadel Broadcasting Corp., Cumulus Media Inc. and Emmis Communications Corp.  Last year Cox Radio, Inc. was included in our peer group. In 2009, however, Cox Radio, Inc. ceased to be a public company. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each of the indices on December 31, 2004 and its relative performance is tracked through December 31, 2009.

Cumulative Five-Year Return Index Of A $100 Investment

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

Entercom Communications Corp.	$100.00	$82.67	$83.11	$43.31	$4.16	$23.90
S&P 500	$100.00	$104.91	$121.48	$128.16	$80.74	$102.11
Peer Group	$100.00	$88.70	$66.92	$28.11	$4.24	$3.63

ITEM 6.   SELECTED FINANCIAL DATA

The selected financial data below as of and for the years ended December 31, 2005 through 2009 were derived from our audited consolidated financial statements. The selected financial data for the years ended December 31, 2009, 2008 and 2007 and balance sheets as of December 31, 2009 and 2008 are qualified by reference to, and should be read in conjunction with, the corresponding audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report. The selected financial data for the years ended December 31, 2006 and 2005 and the balance sheets as of December 31, 2007, 2006 and 2005 are derived from financial statements not included herein. Our financial results are not comparable from year to year due to our acquisitions and dispositions of radio stations. We acquired several radio stations in 2008, 2007 and 2005 (none in 2009 and one in 2006).  Also, in years 2009, 2008 and 2007, we incurred impairment losses of $67.7 million, $835.7 million and $84.0 million, respectively, in connection with our review of goodwill and broadcasting licenses under accounting guidance (please refer to Note 3 in the accompanying notes to the financial statements for further discussion of the contributing factors to the impairment loss).

SELECTED FINANCIAL DATA

(amounts in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007	2006	2005

Operating Data:
Net revenues	$372,432	$438,822	$468,351	$439,629	$431,799
Operating (income) expenses:
Station operating expenses, including non-cash compensation expense	254,042	276,187	283,541	259,630	247,647
Depreciation and amortization	16,600	20,442	16,631	15,812	16,660
Corporate G & A expenses, including non-cash compensation expense	22,875	26,917	28,888	33,794	18,868
Impairment loss	67,676	835,716	84,037	—	—
Net time brokerage agreement fees (income)	(2)	(233)	14,001	2,766	(13)
Net (gain) loss on sale of assets	420	(9,899)	(647)	1,280	(5,873)
Expenses related to a natural disaster	—	—	—	—	1,697
Total operating expenses	361,611	1,149,130	426,451	313,282	278,986
Operating income (loss)	10,821	(710,308)	41,900	126,347	152,813
Other (income) expense:
Interest expense, including amortization of deferred financing costs	31,229	45,040	51,183	44,173	29,925
Interest income and dividend income from investments	(58)	(323)	(740)	(823)	(396)
Other income	(380)	(3,339)	(895)	—	—
(Gain) loss on early extinguishment of debt	(20,805)	(6,949)	458	—	—
Net (gain) loss on investments	966	469	(245)	—	(2,819)
Net gain on derivative instruments	—	(34)	(162)	(446)	(1,327)
Total other expense	10,952	34,864	49,599	42,904	25,383
Income (loss) from continuing operations before income taxes (benefit)	(131)	(745,172)	(7,699)	83,443	127,430
Income taxes (benefit)	(5,529)	(232,600)	695	35,596	49,164
Income (loss) from continuing operations	5,398	(512,572)	(8,394)	47,847	78,266
Income (loss) from discontinued operations, net of taxes (benefit)	—	(4,079)	37	134	95
Net income (loss)	$5,398	$(516,651)	$(8,357)	$47,981	$78,361

SELECTED FINANCIAL DATA

(amounts in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007	2006	2005
Operating Data (continued):
Net Income (Loss) Per Common Share - Basic:
Income (loss) from continuing operations	$0.15	$(13.94)	$(0.22)	$1.20	$1.70
Income (loss) from discontinued operations, net of taxes (benefit)	—	(0.11)	—	—	—
Net income (loss) per common share - basic	$0.15	$(14.05)	$(0.22)	$1.20	$1.70

Net Income (Loss) Per Common Share - Diluted:
Income (loss) from continuing operations	$0.15	$(13.94)	$(0.22)	$1.19	$1.70
Income (loss) from discontinued operations, net of taxes (benefit)	—	(0.11)	—	—	—
Net income (loss) per common share - diluted	$0.15	$(14.05)	$(0.22)	$1.19	$1.70

Weighted average shares - basic	35,321	36,782	38,230	39,973	46,045
Weighted average shares - diluted	36,403	36,782	38,230	40,205	46,221

Cash Flows Data:
Cash flows related to:
Operating activities	$73,902	$130,617	$93,492	$101,583	$136,552
Investing activities	(2,062)	31,944	(273,876)	(45,146)	(38,618)
Financing activities	(65,373)	(169,222)	180,534	(61,713)	(93,709)

Other Data:
Dividends declared and paid per Class A and Class B common share	$—	$0.58	$1.52	$1.52	$—

	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents	$10,751	$4,284	$10,945	$10,795	$16,071
Intangibles and other assets	754,806	825,404	1,452,598	1,524,018	1,491,812
Investment in deconsolidated subsidiaries and assets held for sale	—	—	250,936	—	—
Total assets	934,536	996,734	1,919,352	1,733,258	1,697,758
Senior debt, including current portion	729,173	750,197	823,718	526,239	427,259
Senior subordinated notes and other	19,189	83,500	150,000	150,000	150,000
Deferred tax liabilities and other long-term liabilities	28,897	30,489	249,499	237,621	199,846
Total shareholders’ equity	113,952	100,257	660,767	777,092	885,715

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the five largest radio broadcasting companies in the United States, with a nationwide portfolio in excess of 100 stations in 23 markets, including San Francisco, Boston, Seattle, Denver, Portland, Sacramento and Kansas City.

A radio broadcasting company derives its revenues primarily from the sale of broadcasting time to local and national advertisers. Net revenues are gross revenues less advertising agency commissions. The revenues are determined by the advertising rates charged and the number of advertisements broadcast. We maximize our revenues by managing the inventory of advertising spots available for broadcast, which can vary throughout the day, but is consistent over time. Advertising rates are primarily based on four factors:

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

In 2009, we generated 78% of our net revenues from local advertising, which is sold primarily by each individual local radio station’s sales staff, and 20% from national advertising, which is sold by an independent advertising sales representative. Local and national revenues include advertising on our stations, websites, the sale of advertising during audio streaming of our radio stations over the Internet, promotional activities and e-commerce. We generated the balance of our 2009 revenues principally from network compensation and rental income from owned tower sites.

Our most significant station operating expenses are employee compensation, programming and promotional expenses. Other significant expenses that impact our profitability are interest and depreciation and amortization expense.

Our performance is based upon the aggregate performance of our radio stations.  The following are some of the factors that impact a radio station’s performance at any given time: (i) audience ratings; (ii) program content; (iii) management talent and expertise; (iv) sales talent and expertise; (v) audience characteristics; (vi) signal strength; and (vii) the number and characteristics of other radio stations and other advertising media in the market area.

In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. Typically, revenues are lowest in the first calendar quarter of the year.

As opportunities arise, we may, on a selective basis, change or modify a station’s format due to changes in listeners’ tastes or changes in a competitor’s format. This could have an immediate negative impact on a station’s ratings and/or revenues, and there are no guarantees that the modification or change will be beneficial at some future time. Our management is continually focused on these opportunities as well as the associated risks and uncertainties. We strive to develop compelling content and strong brand images to maximize audience ratings that are crucial to our stations’ financial success.

You should read the following discussion and analysis of our financial condition and results in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the year ended December 31, 2009 as compared to the year ended December 31, 2008 and a discussion of the year ended December 31, 2008 as compared to the year ended December 31, 2007.  Our results of operations for the relevant periods represent the operations of the radio stations: (1) owned and operated by us; or (2) operated by us pursuant to time brokerage agreements (“TBA”); and exclude those owned by us but operated by others pursuant to TBAs.

Under the heading “Same Station Considerations,” we evaluate net revenues, station operating expenses and operating income by comparing the performance of stations owned or operated by us throughout a relevant year to the performance of those same stations in the prior year whether or not owned or operated by us. In addition, another party commenced operation of certain tower sites as part of our plan to exit the operation of non-strategic tower sites, which also impacted same station considerations when comparing the years 2009 with 2008. We use these comparisons to assess the effect of acquisitions and dispositions on our operations throughout the periods measured.

Results Of Operations

Year ended December 31, 2009 compared to the year ended December 31, 2008

The following significant factors affected our results of operations for the year ended December 31, 2009 as compared to the prior year:

Acquisition

•      On March 14, 2008, we acquired through an exchange agreement three radio stations in San Francisco, California, that in 2008 increased our depreciation and amortization expense as we acquired certain intangible assets with lives of a short duration.

Dispositions

•      During 2009, another party commenced operation of certain tower sites as part of our plan to exit the operation of non-strategic tower sites, which decreased net revenues (tower rental income) and station operating expenses for same station considerations, but had marginal impact to our reported results of operations.

•      On July 14, 2008, we sold three of our eight Rochester, New York, radio stations for net cash proceeds of $12.2 million, which the buyer began operating on May 1, 2008 under a TBA with us. The results for these stations were reflected in discontinued operations.

•      On March 14, 2008, we sold, through an exchange agreement, three of our seven Seattle, Washington, radio stations that in 2008 resulted in a $10.0 million gain on sale of assets.

•      On January 15, 2008, we sold an Austin, Texas, radio station for $20.0 million in cash.

Financing

•      During the years ended December 31, 2009 and 2008, we repurchased $76.9 million and $66.5 million, respectively, of Notes and recognized a net gain on extinguishment of debt of $20.8 million and $6.9 million, respectively.

•      Our interest expense decreased due to: (i) a decrease in interest rates; (ii) a decrease in our outstanding debt; and (iii) the redemption of a portion of our Notes that had a higher interest rate than the average rate under our senior debt.

•      During the fourth quarter of 2009, another party commenced operating certain of our tower facilities and we received $12.6 million in cash that was reflected as finance method lease obligations due to our ability to participate in future profits from these towers.

Other

•      The income tax benefit in 2009 was favorably impacted by the passage of federal tax legislation during the fourth quarter of 2009 that allowed us to carryback our 2008 net operating loss for five years rather than for two years. As a result, we reversed the federal portion of our valuation allowance for deferred tax assets associated with a net operating loss carry forward as we now expect to recover $7.0 million of previously paid taxes.

•      During the years ended 2009, 2008 and 2007, we recorded an impairment loss of $67.7 million, $835.7 million and $84.0 million, respectively, in connection with our review of goodwill and broadcasting licenses. Please refer to Note 3 in the accompanying notes to the financial statements for further discussion of the contributing factors to the impairment loss.

•      In 2008, our income tax benefit on loss from continuing operations was negatively impacted by an increase to our valuation allowance of $59.4 million to fully reserve our net deferred tax assets. Our deferred tax assets were also fully reserved in 2009. The increase in the valuation allowance was primarily due to the cumulative losses incurred by us since 2006, which caused uncertainty as to the realization of the deferred tax assets in future years.

•      During 2008, we recovered $3.6 million from our insurance company for damages resulting from Hurricane Katrina.

•      During the first quarter of 2008, we reviewed our carrying amount for the Rochester assets then held for sale and determined that an impairment loss of $6.7 million was necessary as a result of the status of our then ongoing divestiture process.

Net Revenues

	Years Ended
	December 31, 2009	December 31, 2008
	(dollars in millions)
Net Revenues	$372.4	$438.8
Amount of Change	$(66.4)
Percentage Change	(15.1)%

The recent economic downturn reduced demand for advertising in general, including advertising on our radio stations during 2009.  Net revenues declined in most of the markets where we operate stations.  Those markets that were impacted the most by the decline in radio station net revenue dollars were the Boston, Seattle, Sacramento, San Francisco and Portland markets.

Economic conditions sequentially improved throughout 2009 and, based upon early indications for 2010, this negative trend appears to be reversing, primarily due to the strengthening of advertiser demand.  As the economy and the advertising environment rebound, we would expect to compare favorably to prior periods.

Same Station Considerations:

•              Net revenues (tower rental income) in 2009 would have been lower by $1.0 million if we had adjusted net revenues for the transfer of tower operations to a third party as of the beginning of the period.

•              Net revenues (tower rental income) in 2008 would have been lower by $0.9 million if we had adjusted net revenues for the transfer of tower operations to a third party as of the beginning of the period.

Station Operating Expenses

	Years Ended
	December 31, 2009	December 31, 2008
	(dollars in millions)
Station Operating Expenses	$254.0	$276.2
Amount of Change	$(22.2)
Percentage Change	(8.0)%

The decrease in station operating expenses was primarily due to: (1) a decrease in net revenues as described under Net Revenues as certain variable expenses decrease with a corresponding decrease in net revenues; and (2)

cost reduction initiatives that commenced during the fourth quarter of 2008, including but not limited to reductions in workforce, the elimination of the 401(k) employer matching contribution and other cost reduction actions.

Management anticipates that station operating expenses will increase in 2010 as net revenues increase and as most cost-cutting measures were fully realized in early 2009.

Same Station Considerations:

•              Station operating expenses in 2009 would have been lower by $0.2 million if we had adjusted station operating expenses for the transfer of tower operations to a third party as of the beginning of the period.

•              Station operating expenses in 2008 would have been lower by $0.2 million if we had adjusted station operating expenses for the transfer of tower operations to a third party as of the beginning of the period.

Depreciation And Amortization Expense

	Years Ended
	December 31, 2009	December 31, 2008
	(dollars in millions)
Depreciation And Amortization Expense	$16.6	$20.4
Amount of Change	$(3.8)
Percentage Change	(18.6)%

Depreciation and amortization expense decreased in 2009 as the expense in 2008 was higher due to acquisitions during the first quarter of 2008 and fourth quarter of 2007, which included certain amortizable assets with lives of a short duration.

Corporate General And Administrative Expenses

	Years Ended
	December 31, 2009	December 31, 2008
	(dollars in millions)
Corporate General And Administrative Expenses	$22.9	$26.9
Amount of Change	$(4.0)
Percentage Change	(14.9)%

Corporate general and administrative expenses decreased primarily due to: (1) a decrease in non-cash compensation expense of $2.5 million as a result of a decrease in the fair value of equity awards issued; and (2) a decrease in legal expense of $1.3 million associated with certain legal proceedings during 2008 which did not recur in 2009. The decrease in corporate general and administrative expense was offset by an increase in deferred compensation expense of $1.6 million as our deferred compensation liability generally tracks movements in the stock market.

Operating Income (Loss)

	Years Ended
	December 31, 2009	December 31, 2008
	(dollars in millions)
Operating Income (Loss)	$10.8	$(710.3)
Amount of Change	$721.1
Percentage Change	101.5%

The increase in operating income was primarily due to a decrease in impairment loss of $768.0 million in connection with our review of broadcasting licenses and goodwill in 2009 as compared to 2008. The decrease was partially offset by: (1) a decrease in net revenues for the reasons described above under Net Revenues, net of a decrease in station operating expenses for the reasons described under Station Operating Expenses; and (2) a decrease in net gain on sale or disposal of assets of $10.0 million as a result of the sale in 2008 of three of our Seattle stations.

Same Station Considerations:

•              Operating income in 2009 would have been lower by $0.8 million if we had adjusted operating income for the transfer of tower operations to a third party as of the beginning of the period.

•              Operating loss in 2008 would have been higher by $0.7 million if we had adjusted operating loss for the transfer of tower operations to a third party as of the beginning of the period.

Interest Expense

	Years Ended
	December 31, 2009	December 31, 2008
	(dollars in millions)
Interest Expense	$31.2	$45.0
Amount of Change	$(13.8)
Percentage Change	(30.6)%

The decrease in interest expense was primarily due to: (1) a decrease in interest rates on outstanding debt in 2009 as compared to 2008; (2) a decline in outstanding debt upon which interest is computed; and (3) the repurchase of our Notes, which have a higher interest rate than the interest rate on the borrowings under our Bank Facility used to repurchase our Notes.

We anticipate a reduction in interest expense associated with an expected reduction in outstanding debt in 2010 and a reduction in January 2010 of $75.0 million in notional value of an existing 3.03% fixed interest rate swap agreement. This reduction could be offset by the impact of an increase in interest rates and fees associated with the Amendment to our Bank Facility in the first quarter of 2010.

Loss From Continuing Operations Before Income Tax Benefit

	Years Ended
	December 31, 2009	December 31, 2008
	(dollars in millions)
Loss From Continuing Operations Before Income Tax Benefit	$(0.1)	$(745.2)
Amount of Change	$745.1
Percentage Change	100.0%

The net change was primarily attributable to: (1) an increase in operating income for the reasons as described above under Operating Income (Loss); (2) a $13.9 million increase in gain on the retirement of our Notes; and (3) a decrease in our interest expense of $13.8 million for the reasons described above under Interest Expense.

Income Tax Benefit

	Years Ended
	December 31, 2009	December 31, 2008
	(dollars in millions)
Income Tax Benefit	$(5.5)	$(232.6)
Amount of Change	$227.1
Percentage Change	97.6%

The income tax benefit in 2009 was favorably impacted by the passage of tax legislation during the fourth quarter of 2009 that allows us to carryback our 2008 net operating loss for five years rather than for two years. As a result, we reversed the federal portion of our valuation allowance for deferred tax assets as we now expect to recover $7.0 million of previously paid taxes.

The income tax benefit in 2008 primarily resulted from the elimination of deferred tax liabilities associated with intangible assets due to the recording of an impairment loss in 2008 of $835.7 million. The income tax benefit was offset by an increase to our valuation allowance to fully reserve our net deferred tax assets, as the cumulative losses incurred by us over the past several years caused uncertainty about our ability to realize our deferred tax assets.

The Company’s income tax rate for the year ended December 31, 2009 was not numerically relevant. For the year ended December 31, 2008, our income tax rate was 31.2%. The tax rates for the years ended December 31, 2009 and 2008 were impacted by a decrease to the valuation allowance of $6.7 million and an increase to the valuation allowance of $59.4 million, respectively.

We estimate that our annual tax rate for 2010, which may fluctuate from quarter to quarter, will be in the low 40% range (before any necessary adjustment to the valuation allowance). We estimate that our rate in 2010 will be affected primarily by: (1) changes in the level of income in any of our taxing jurisdictions; (2) adding facilities in states that on average have different income tax rates than states in which we currently operate and the resulting effect on previously reported temporary differences between the tax and financial reporting bases of our assets and liabilities; (3) the effect of recording changes in our liabilities for uncertain tax positions; (4) taxes in certain states that are dependent on factors other than taxable income; and (5) the limitations on the deduction of cash and certain non-cash compensation expense for certain key employees.  Our annual effective tax rate may also be materially impacted by: (i) regulatory changes in certain states in which we operate; (ii) changes in the expected outcome of tax audits; (iii) changes in the estimate of expenses that are not deductible for tax purposes; and (iv) changes in the deferred tax valuation allowance.

Deferred tax liabilities primarily relate to differences between book and tax bases of certain of our indefinite-lived intangibles (broadcasting licenses and goodwill). Under accounting guidance, we do not amortize our indefinite-lived intangibles for financial statement purposes, but instead test them annually for impairment. The amortization of our indefinite-lived assets for tax purposes but not for book purposes creates deferred tax liabilities.  A reversal of deferred tax liabilities may occur when indefinite-lived intangibles: (1) become impaired; or (2) are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire company in a taxable transaction.  Due to the amortization for tax purposes of our indefinite-lived intangible assets, we expect to generate deferred tax liabilities in future periods (without consideration for any impairment loss in future periods).

Income (Loss) From Continuing Operations

	Years Ended
	December 31, 2009	December 31, 2008
	(dollars in millions)
Income (Loss) From Continuing Operations	$5.4	$(512.6)
Amount of Change	$518.0
Percentage Change	101.1%

The change is primarily due to the reasons described above under Loss From Continuing Operations Before Income Tax Benefit, net of income tax benefit.

Loss From Discontinued Operations, Net Of Tax Benefit

	Years Ended
	December 31, 2009	December 31, 2008
	(dollars in millions)
Loss From Discontinued Operations, Net Of Tax Benefit	$—	$(4.1)
Amount of Change	$4.1
Percentage Change	100.0%

The net change was primarily due to a non-cash impairment loss of $6.7 million (before income tax benefit) in the first quarter of 2008 for the Rochester assets that were held for sale and that were subsequently disposed of during the third quarter of 2008.

Net Income (Loss)

	Years Ended
	December 31, 2009	December 31, 2008
	(dollars in millions)
Net Income (Loss)	$5.4	$(516.7)
Amount of Change	$522.1
Percentage Change	101.1%

The net change was primarily attributable to the reasons described above under Loss From Continuing Operations Before Income Tax Benefit and under Income Tax Benefit.

Results Of Operations

Year ended December 31, 2008 compared to the year ended December 31, 2007

The following significant factors affected our results of operations for the year ended December 31, 2008 as compared to the prior year:

Acquisitions

•                  On March 14, 2008, we acquired through an exchange agreement three radio stations in San Francisco, California. We began operating these stations on February 26, 2007 under a TBA that in 2008 increased our net revenues, station operating expenses and depreciation and amortization expense.

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

•                  On November 30, 2007, we acquired four radio stations in Austin, Texas, and three radio stations in Memphis, Tennessee, for $101.0 million in cash. We began operating these stations on November 1, 2006 under a TBA. The impact to 2008 was an increase in our depreciation and amortization expense and interest expense and a decrease in our TBA expense.

•                  On November 30, 2007, we acquired four radio stations in Cincinnati, Ohio, for $119.0 million in cash. From November 1, 2006 through February 25, 2007, we operated three of these stations under a TBA. On February 26, 2007, a buyer began operating the same three stations under a TBA with us. The impact to 2008 was a decrease in our net revenues, station operating expenses and TBA fees and an increase to our interest expense.

•                  On November 30, 2007, we acquired four stations in Rochester, New York, for $42.0 million in cash. Of the four stations acquired, two stations were reflected in continuing operations and two stations were reflected in discontinued operations. For the two stations reflected in continuing operations, the impact to 2008 was an increase to our net revenues, station operating expenses, depreciation and amortization expense and interest expense.

Dispositions

•                  On July 14, 2008, we sold three of our eight Rochester, New York, radio stations for net cash proceeds of $12.2 million, which the buyer began operating on May 1, 2008 under a TBA with us. The results for these stations were reflected in discontinued operations.

•                  On March 14, 2008, we sold, through an exchange agreement, three of our seven Seattle, Washington, radio stations which a buyer began operating on February 26, 2007 under a TBA with us.  The impact to 2008, due to the cessation of operation by us of these stations on February 26, 2007, was a decrease in our net revenues, station operating expenses and depreciation and amortization expense.

•                  On March 14, 2008, we sold, through an exchange agreement, four Cincinnati, Ohio, radio stations we acquired during the fourth quarter of 2007 under two separate transactions. Pursuant to two TBA agreements, we operated these stations from November 1, 2006 through February 25, 2007.  On February 26, 2007, a buyer began operating these stations under a TBA with us.  The impact to 2008, due to the cessation of operation by us of these stations on February 26, 2007, was a decrease in our net revenues and station operating expenses.

•                  On January 15, 2008, we sold a station in Austin, Texas, for $20.0 million in cash.  The buyer began operating this station under a TBA on February 26, 2007 (a station we began operating on November 1, 2006 under a TBA agreement with another party). The impact to 2008, due to the cessation of operation of this station by us on February 26, 2007 and the sale on January 15, 2008, was a decrease in our net revenues, station operating expenses and interest expense.

Financing

•                  Our interest expense decreased due to: (i) a decrease in interest rates; and (ii) the redemption of a portion of our Notes that had a higher interest rate than the rate under our senior debt. This decrease was offset by: (1) increased borrowings used to finance: (a) acquisitions during the fourth quarter of 2007 in the amount of $268.3 million; (b) the payment of cash dividends to our shareholders of $21.6 million in 2008 and $58.0 million in 2007; and (c) stock repurchases during 2008 of $13.9 million and during 2007 of $55.0 million; and (2) interest expense of $0.9 million related to the resolution of certain litigation.

•                  During the year ended December 31, 2008, we repurchased $66.5 million of our Notes and recognized a net gain on extinguishment of debt of $6.9 million.

•                  On June 18, 2007, we entered into a new credit facility that resulted in the recognition of a $0.5 million loss on the early extinguishment of debt related to the write-off of deferred financing costs during the second quarter of 2007.

Other

•                  During the years ended 2008 and 2007, we recorded an impairment loss of $835.7 million and $84.0 million, respectively, in connection with our review of goodwill and broadcasting licenses. Please refer to Note 3 in the accompanying notes to the financial statements for further discussion of the contributing factors to the impairment loss.

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

Net Revenues

	Years Ended
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

Station Operating Expenses

	Years Ended
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

In the fourth quarter of 2008, we initiated several cost reduction initiatives, including certain station operating expense and personnel reductions and the cessation of our Company’s voluntary employee benefits matching programs. While the impact of these initiatives was not material in this quarter, future periods will have benefited from these actions and any other cost reduction actions.

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

Depreciation And Amortization Expense

	Years Ended
	December 31, 2008	December 31, 2007
	(dollars in millions)
Depreciation And Amortization Expense	$20.4	$16.6
Amount of Change	$3.8
Percentage Change	22.9%

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

	Years Ended
	December 31, 2008	December 31, 2007
	(dollars in millions)
Corporate General And Administrative Expenses	$26.9	$28.9
Amount of Change	$(2.0)
Percentage Change	(6.9)%

Corporate general and administrative expenses decreased primarily due to: (1) a decrease in legal expenses of $1.4 million primarily associated with certain legal proceedings in the year ended December 31, 2007 which did not recur in 2008; and (2) a deferred compensation expense reduction of $1.0 million as a result of a decrease in the value of the unfunded obligation as the deferred compensation liability generally tracks the movements in the stock market.

The decrease in corporate general and administrative expense was offset by an increase in non-cash compensation expense of $1.5 million due to: (a) the cumulative effect of equity awards issued over multiple years, including 2008, with the awards vesting over periods of up to four years; and (b) the acceleration of vesting of equity awards for a key officer.

Operating Income (Loss)

	Years Ended
	December 31, 2008	December 31, 2007
	(dollars in millions)
Operating Income (Loss)	$(710.3)	$41.9
Amount of Change	$(752.2)
Percentage Change	NM

The decrease in operating income to an operating loss was primarily due to an increase in an impairment loss of $751.7 million in connection with our review of broadcasting licenses and goodwill during the fourth quarter of 2008 and our review of goodwill during the second quarter of 2008 (see Note 3 in the accompanying notes to the financial statements), which loss was primarily due to: (1) an increase in the discount rate used; (2) a decrease in station transaction multiples; and (3) a decrease in advertising revenue growth projections for the broadcasting industry. This decrease in operating income was offset by: (i) a decrease in time brokerage agreement fees of $14.2 million, primarily due to the cessation of a TBA on November 30, 2007; and (ii) an increase in net gain on sale or disposal of assets of $9.3 million primarily related to our sale of three radio stations in Seattle, Washington, in connection with an exchange agreement that was completed during the first quarter of 2008.

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

Interest Expense

	Years Ended
	December 31, 2008	December 31, 2007
	(dollars in millions)
Interest Expense	$45.0	$51.2
Amount of Change	$(6.2)
Percentage Change	(12.1)%

The decrease in interest expense was primarily due to: (i) a decline in interest rates during the year ended December 31, 2008 as compared to the year ended December 31, 2007; and (ii) the repurchase during 2008 of $66.5 million of our Notes which have a higher interest rate than the replacement debt. This decrease was offset by: (1) higher average outstanding debt under our senior credit agreement used to finance: (a) the acquisition of radio station assets in several markets in the amount of $268.3 million during the fourth quarter of 2007; (b) dividend payments of $21.6 million in 2008 and $58.0 million in 2007; and (c) the repurchase of our common stock in the amount of $13.9 million during 2008; and (2) higher interest expense of $0.9 million related to the resolution of certain litigation.

Loss From Continuing Operations Before Income Taxes (Benefit)

	Years Ended
	December 31, 2008	December 31, 2007
	(dollars in millions)
Loss From Continuing Operations Before Income Taxes (Benefit)	$(745.2)	$(7.7)
Amount of Change	$(737.5)
Percentage Change	NM

The net change was primarily attributable to an increase in impairment loss of $751.7 million due to the reasons as described above under Operating Income (Loss). The increase in loss from continuing operations before income tax provision (benefit) was offset by: (1) a $6.9 million gain on the retirement of our Notes; (2) a decrease in our interest expense of $6.1 million for the reasons described above under Interest Expense; and (3) a $2.4 million increase in other income related to an insurance recovery.

Income Taxes (Benefit)

	Years Ended
	December 31, 2008	December 31, 2007
	(dollars in millions)
Income Taxes (Benefit)	$(232.6)	$0.7
Amount of Change	$(233.3)
Percentage Change	NM

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

Our net non-current deferred tax liabilities were eliminated as of December 31, 2008 primarily due to the deferred tax benefit associated with the $835.7 million impairment loss to our indefinite-lived intangible assets. Our net non-current deferred tax liabilities as of December 31, 2007 were $235.6 million. The deferred tax liabilities primarily relate to differences between book and tax bases of certain of our indefinite-lived intangibles (broadcasting licenses and goodwill). We do not amortize our indefinite-lived intangibles for financial statement purposes, but instead test them annually for impairment. The amortization of our indefinite-lived assets for tax purposes but not for book purposes creates deferred tax liabilities.  A reversal of deferred tax liabilities may occur when: (1) indefinite-lived intangibles become impaired; or (2) indefinite-lived intangibles are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire company in a taxable transaction.

Loss From Continuing Operations

	Years Ended
	December 31, 2008	December 31, 2007
	(dollars in millions)
Loss From Continuing Operations	$(512.6)	$(8.4)
Amount of Change	$(504.2)
Percentage Change	NM

The increase in loss from continuing operations is primarily due to the reasons described above under Loss From Continuing Operations Before Income Tax Provision (Benefit), net of income taxes (benefit).

Income (Loss) From Discontinued Operations, Net Of Taxes (Benefit)

	Years Ended
	December 31, 2008	December 31, 2007
	(dollars in millions)
Income (Loss) From Discontinued Operations, Net Of Taxes (Benefit)	$(4.1)	$—
Amount of Change	$(4.1)
Percentage Change	NM

The net change was primarily due to a non-cash impairment loss of $4.6 million (net of an income tax benefit of $2.1 million) in the first quarter of 2008 for the Rochester assets which were then held for sale and were subsequently disposed of during the third quarter of 2008.

Net Loss

	Years Ended
	December 31, 2008	December 31, 2007
	(dollars in millions)
Net Loss	$(516.7)	$(8.4)
Amount of Change	$(508.3)
Percentage Change	NM

The net change was primarily attributable to the reasons described above under Loss From Continuing Operations Before Income Tax Provision (Benefit) and under Income Tax Provision (Benefit).

Future Impairments

We may determine that it will be necessary to take impairment charges in future periods for various reasons, including if the economic downturn worsens and/or continues for an extended period of time.  Although the annual impairment test of our broadcasting licenses and goodwill was performed in the second quarter of 2009, we may be required to retest prior to our next annual evaluation.  Any such impairment could be material.  As of December 31, 2009, no interim impairment test was required during 2009 for our broadcasting licenses and goodwill.

Liquidity And Capital Resources

Liquidity

We have used a significant portion of our capital resources to repurchase most of our Notes, acquire radio station assets, repurchase shares of our Class A common stock and pay dividends to our shareholders. Generally, our cash requirements are funded from one or a combination of the following sources: (1) internally generated cash flow; (2) borrowings under our credit agreement; and (3) the sales of assets.

Historically, we have carried significant amounts of debt. As of December 31, 2009, we had outstanding $749.8 million, including: (1) $729.2 million under our Bank Facility; (2) $12.6 million in finance method lease obligations; (3) $6.6 million in Notes; and (4) $1.5 million in a letter of credit. As of December 31, 2009, we had $10.8 million in cash and cash equivalents. During the year ended December 31, 2009, we decreased our outstanding debt by $85.3 million (which included a discount of $21.6 million on the repurchase of our Notes). During the year ended December 31, 2008, we decreased our outstanding debt by $140.0 million (which included a $7.9 million discount on the repurchase of our Notes) due in part to the cash available from the sale of a station in Austin, Texas, for $20.0 million, $12.2 million net cash proceeds made available from the sale of three radio stations in our Rochester, New York, market as well as the receipt of $14.6 million in income tax refunds.

Our Credit Agreement, As Amended

During March 2010, we amended (the “Amendment”) our Bank Facility with certain key terms, as defined within the Bank Facility, revised as follows:

•                  Depending on the Consolidated Leverage Ratio (Consolidated Funded Indebtedness to Consolidated Operating Cash Flow), we may elect a rate equal to a choice of: (1) the Eurodollar Rate plus fees that can range from 0.5% to 2.5%; or (2) the Base Rate plus fees that can range from 0.0% to 1.5%, where the Base Rate is the highest of: (a) the Federal Funds Rate plus 0.5%; (b) the Eurodollar Rate plus 1.0%; and (c) the Prime Rate;

•                  During periods when the Consolidated Leverage Ratio exceeds six times, we are restricted in our ability to take certain actions, including but not limited to, the payment of dividends and the repurchase of our stock;

•                  Certain restrictions and limitations on acquisitions and investments; and

•                  A maximum Consolidated Leverage Ratio that cannot exceed seven times in 2010 and which ratio decreases quarterly in 2011 to a ratio of six times.

As of December 31, 2009, we have $3.3 million of unamortized deferred financing expenses outstanding related to the Bank Facility and we expect to incur estimated additional costs of approximately $5.2 million in connection with the Amendment.

Our Bank Facility with a syndicate of 33 lenders as of December 31, 2009, is comprised of: (i) a Revolver of $650 million, of which $359.0 million is outstanding as of December 31, 2009; and (ii) a Term Loan of $400 million, of which $370.0 million is outstanding as of December 31, 2009.  The Term Loan reduces (from and after September 30, 2009) in quarterly amounts starting at $15 million and ultimately increasing to $60 million. The Revolver provides us with funds for working capital and general corporate purposes including capital expenditures, and, except as limited under the Amendment, any one or more of the following: repurchases of Class A common stock, investments, dividends and acquisitions. The Bank Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of our wholly owned subsidiaries. In addition, the Bank Facility, as amended, is secured by a lien on all of our assets, other than our real property.

As of December 31, 2009, the undrawn amount of the Revolver was $289.5 million. The amount available under the Revolver is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of December 31, 2009, we would be limited to borrowings significantly less than the undrawn limit unless such borrowings were used to repay indebtedness or for transactions that increase cash flow for purposes of covenant calculation. We plan to use the Revolver and cash flow from operations to fund the amortization of the Term Loan.

The Bank Facility, as amended, requires us to comply with certain financial covenants which are defined terms within the agreement, including: (1) a maximum Consolidated Leverage Ratio that cannot exceed seven times in 2010 and which decreases quarterly in 2011 to a ratio that will not exceed six times (prior to the Amendment, the Consolidated Leverage Ratio could not exceed six times); and (2) a minimum ratio of Consolidated Operating Cash Flow to Consolidated Interest Charges of two times.  Management believes we are in compliance with all financial covenants and leverage ratios and all other terms of the Bank Facility as of December 31, 2009.

We believe that over the next 12 months we will continue to maintain our compliance with these covenants. We believe that cash on hand and cash from operating activities, together with available borrowings under the Revolver will be sufficient to permit us to meet our liquidity requirements over the next 12 months, including our debt repayments. While our operating cash flow has been reduced from prior periods during the recent economic downturn, it has remained positive and adequate to fund our operating needs. As a result, we have not been required to rely upon, and we do not anticipate having to rely upon, our Revolver to fund our operations

Our ability to maintain compliance with our covenants will be highly dependent on our results of operations as the economy recovers from the recent economic downturn and, to the extent necessary, our ability to implement remedial measures such as further reductions in operating costs.  If we were to enter into an agreement with our lenders for covenant compliance relief, such relief could result in higher interest expense.

Failure to comply with our financial covenants or other terms of our Bank Facility and the failure to negotiate and obtain any required relief from our lenders could result in the acceleration of the maturity of all outstanding debt.  Under these circumstances, the acceleration of our debt could have a material adverse effect on our business.  Notwithstanding the foregoing, we may from time-to-time seek to amend our existing Bank Facility or obtain other funding or additional financing, which may result in higher interest rates.  Amending our Bank Facility or obtaining other funding or additional financing prior to the expiration of the current agreement will be essential as the Revolver will be due as a balloon payment upon the expiration of the Bank Facility on June 30, 2012.

The recent economic downturn reduced demand for advertising in general, including advertising on our radio stations during 2009.  Economic conditions sequentially improved throughout 2009 and, based upon early indications for 2010, this negative trend appears to be reversing, primarily due to the strengthening of advertiser demand.  We anticipate that revenue trends will be positive in 2010 as the economy and the advertising environment rebound and we compare favorably to prior periods.

Operating Activities

Net cash flows provided by operating activities were $73.9 million and $130.6 million for the years ended December 31, 2009 and 2008, respectively. The decrease was mainly attributable to: (1) a decrease in 2009 of $44.2 million in net revenues, net of station operating expenses; and (2) a decrease in 2009 of $21.4 million in prepaid and refundable taxes as we received $14.6 million of state and federal tax refunds in 2008 and we expect to receive $7.0 million in federal tax refunds in 2010.

Net cash flows provided by operating activities were $130.6 million and $93.5 million for the years ended December 31, 2008 and 2007, respectively. The increase in 2008 was mainly attributable to a net decrease in working capital requirements of $42.0 million, primarily due to: (1) a $22.2 million reduction in prepaid and refundable income taxes as we received income tax refunds in 2008 of $14.6 million; (2) a $13.8 million reduction in outstanding accounts receivable; and (3) an increase in accounts payable and accrued liabilities of $6.7 million primarily due to $8.3 million that was accrued as of December 31, 2006, paid in 2007, and that related to a settlement with the New York Attorney General and an investigation by the FCC.

Investing Activities

For the year ended December 31, 2009, net cash flows used in investing activities of $2.1 million primarily reflect additions to property and equipment of $2.5 million.

For the year ended December 31, 2008, net cash flows provided by investing activities of $31.9 million primarily reflect $20.0 million in net cash proceeds from the sale of a station in Austin, Texas, and $12.2 million in net cash proceeds from the sale of three stations in Rochester, New York, offset by cash used in investing activities for additions to property and equipment of $8.6 million.

For the year ended December 31, 2007, net cash flows used in investing activities of $273.9 million primarily reflect: (1) the purchase of radio station assets of $268.3 million; and (2) additions to property and equipment of $9.3 million, offset by: (i) $2.9 million from the sale of investments; (ii) $1.8 million from insurance recovery proceeds; and (iii) $1.4 million from the reduction of station acquisition deposits and costs.

Financing Activities

Net cash flows (used in) provided by financing activities were $(65.4) million, $(169.2) million and $180.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. For the year ended December 31, 2009, the cash flows used in financing activities primarily reflects the net repurchase of our Notes (after a discount of $21.6 million).

For the year ended December 31, 2008, the cash flows used in financing activities primarily reflect the net repayment of debt (including the repurchase of our Notes) of $132.2 million, the payment of dividends of $21.6 million and the repurchase of our common stock of $13.9 million.

For the year ended December 31, 2007, net cash flows provided by financing activities primarily reflect a net increase in outstanding indebtedness of $297.5 million, offset by: (1) the payment of $58.0 million in dividends; (2) the repurchase of $55.0 million of our Class A common stock; and (3) deferred financing expense of $4.7 million related to our new credit facility.

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

Income Taxes

During the years ended December 31, 2009, 2008 and 2007, we paid a nominal amount in income taxes as we have benefited from the tax deductions available on acquired assets, which are primarily intangible assets such as broadcasting licenses and goodwill. We anticipate that it will not be necessary to make any additional quarterly estimated federal, and most state, income tax payments for 2010, based upon projected quarterly taxable income and our ability to utilize federal net operating loss carryforwards beginning with 2009 and certain state net operating loss carryforwards beginning with 2006.

Income Tax Refunds

As a result of tax legislation during the fourth quarter of 2009 that allowed us to carryback our 2008 net operating loss for five years rather than for two years, we recorded $7.0 million under prepaid and refundable income taxes as we expect to recover this amount in the first quarter of 2010 for income taxes we previously paid.

In 2008, we received $14.6 million in income tax refunds that was primarily comprised of: (1) $8.4 million in previously paid federal income taxes as a result of a 2007 net operating loss carryback; and (2) $6.2 million in refunds related to federal and state estimated tax prepayments.

Dividends

Previously, we have used a portion of our capital resources to pay dividends on a quarterly basis effective beginning with the first quarter of 2006 and ending with and including the third quarter of 2008. Our Board of Directors has not declared any dividends since that time.

Pursuant to our Bank Facility as amended during March 2010, during periods when our Consolidated Leverage Ratio exceeds six times, we will be prohibited from paying dividends.

Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration.

Share Repurchase Programs

Our most recent share repurchase program, which had $25.4 million remaining in authorization for repurchases, expired on June 30, 2009. Depending on market conditions and other factors, new share repurchase programs could be commenced or suspended at any time or from time to time without prior notice.

Over the past several years, our Board of Directors authorized several programs to repurchase our Class A common stock. Under these repurchase programs, we repurchased and immediately retired: (1) in 2009, 0.7 million shares for an aggregate of $0.9 million at an average price of $1.34 per share; (2) in 2008, 2.1 million shares for an aggregate of $13.9 million at an average price of $6.72 per share; and (3) in 2007, 2.2 million shares for an aggregate of $55.0 million at an average price of $25.28 per share.

2009 Option Exchange Program

In February 2009, our Board of Directors approved an amendment to the Entercom Equity Compensation Plan to permit a one-time Option Exchange Program (“2009 OEP”), which amendment was approved at the May 2009 shareholders’ meeting. On April 13, 2009, we commenced the 2009 OEP (subject to shareholder approval) by making an exchange offer to our eligible employees and non-employee directors. We offered such persons the opportunity to make an election to exchange all of their outstanding stock options with exercise prices equal to or greater than $11.80 per share for a lesser number of restricted stock units. The exchange ratio under the 2009 OEP was as follows:

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

Senior Subordinated Note Repurchases

On March 5, 2002, we issued $150.0 million of Notes due March 1, 2014. As of December 31, 2009 and 2008, we had outstanding $6.6 million and $83.5 million, respectively, as we repurchased and retired, during the years 2009 and 2008, $76.9 million and $66.5 million of the Notes, respectively.

On March 8, 2010, we redeemed at par all of the remaining $6.6 million Notes outstanding.

Interest on the Notes, which were in denominations of $1,000 each, accrued at the rate of 7.625% per annum and were payable semi-annually in arrears on March 1 and September 1.  Effective March 1, 2010, the Notes were callable at a redemption price of 100.0% of their principal amount plus accrued interest. The Notes were unsecured and ranked junior to our senior indebtedness. Our Notes also required us to comply with certain covenants that limited, among other things, our ability to incur indebtedness and to make certain payments.

Capital Expenditures

Capital expenditures for the years ended December 31, 2009, 2008 and 2007 were $2.5 million, $8.6 million and $9.3 million, respectively. We anticipate that capital expenditures in 2010 will be between $4.0 million and $5.0 million.

Credit Rating Agencies

Effective for 2009, we elected to discontinue our subscription to such ratings services. On a continuing basis, credit rating agencies such as Moody’s Investor Services and Standard and Poor’s may evaluate our debt in order to assign a credit rating. Any future significant downgrade in our credit rating could adversely impact our future liquidity by limiting or eliminating our ability to obtain debt financing.

Contractual Obligations

The following table reflects a summary of our contractual obligations as of December 31, 2009:

	Payments Due By Period
		Less Than	1 To 3	3 To 5	More Than 5
Contractual Obligations:	Total	1 Year	Years	Years	Years
	(amounts in thousands)

Long-term debt obligations (1)	$779,554	$103,085	$669,193	$7,233	$43
Operating lease obligations	67,274	11,837	20,985	14,699	19,753
Finance method lease obligations (2)	31,588	706	1,477	14,177	15,228
Purchase obligations (3)	235,133	63,330	90,316	46,487	35,000
Other long-term liabilities (4)	29,415	1,362	13,665	1,129	13,259
Total	$1,142,964	$180,320	$795,636	$83,725	$83,283

(1)                      (a)          Our Bank Facility had outstanding debt in the amount of $729.0 million as of December 31, 2009. The maturity under our Bank Facility could be accelerated if we do not maintain compliance with certain covenants.

(b)         Under our Notes, the maturity could be accelerated if we do not maintain compliance with certain covenants or could be repaid in cash by us at our option prior to the due date of the Notes.  On March 8, 2009, we redeemed at par all of the remaining $6.6 million Notes outstanding.

(c)          The above table includes projected interest expense under the remaining term of our Bank Facility and our Notes.

(2)                            Finance lease obligations outstanding include principal and interest expense.  When our continuing involvement in this transaction ceases over a remaining period of 42 months in the year 2013, we expect we will discontinue finance accounting and instead treat our obligations under the accounting guidance for capital and operating leases.

Also, we will recognize additional obligations included in the above table that cover lease payments for the period subsequent to the 42 month period of continuing involvement. The minimum term for each of the leases is 20 years, which covers the period of continuing involvement and the period subsequent to continuing involvement. For further discussion, see Note 9, Financing Method Lease Obligations in the accompanying notes to the financial statements.

(3)                    (a) We have purchase obligations of $233.6 million including contracts primarily for on-air personalities, sports programming rights, ratings services, music licensing fees, equipment maintenance and certain other operating contracts.

(b)         In addition to the above, we have $1.5 million in liabilities primarily related to our obligation to provide a letter of credit.

(4)                      Included within total other long-term liabilities of $29.4 million are liabilities for unrecognized tax positions of $5.3 million, which have been reflected in the above table in the column labeled as “More Than 5 Years” as it is impractical to determine whether there will be a cash impact to an individual year.  Please see Note 7, Income Taxes, in the accompanying notes to the consolidated financial statements for a discussion of deferred tax liabilities, including liabilities for unrecognized tax positions.

Off-Balance Sheet Arrangements

We utilize letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under our credit facility. We had an outstanding letter of credit of $1.5 million as of December 31, 2009.

We enter into interest rate contracts (collars and swaps) to hedge a portion of our variable rate debt. See Note 10 in the accompanying notes to the consolidated financial statements for a detailed discussion of our derivative instruments.

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at December 31, 2009. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of December 31, 2009, we had no other off-balance sheet arrangements.

Market Capitalization

As of December 31, 2009 and 2008, our total market capitalization was $263.1 million and $45.6 million, respectively, which was $149.1 million more and $54.6 million less, respectively, than our equity book value. As of December 31, 2009 and 2008, our stock price was $7.07 per share and $1.23 per share, respectively. The difference in market capitalization versus equity book value can be attributed to: (i) a partial recovery in our stock price as compared to recent historical averages; and (ii) a reduction in equity book value due to impairments to broadcasting licenses and goodwill during the past several years (please refer to Note 3, Intangible Assets And Goodwill in the accompanying notes to the financial statements for a discussion of impairment losses in 2009, 2008 and 2007).

Intangibles

As of December 31, 2009, approximately 79.8% of our total assets consisted of radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate our radio stations without the related FCC license for each station.  FCC licenses are subject to renewal every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. Subject to delays in processing by the FCC, historically, all of our licenses have been renewed at the end of their respective eight-year periods, and we expect that all licenses will continue to be renewed in the future. (See Part I, Item 1A, “Risk Factors,” for a discussion of the risks associated with the renewal of licenses.)

Inflation

In 2009, we were not significantly impacted by the effects of inflation on our radio station operating expenses, including wages and equipment, although the exact impact cannot be reasonably determined.

Recent Accounting Pronouncements Not Yet Adopted

In June, 2009, the accounting standards were amended for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest provides the entity with a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective January 1, 2010. We do not anticipate the adoption of these amendments to have any effect on our results of operations, cash flows or financial position.

For a discussion of recent accounting pronouncements which impacted 2009, please see Note 2 in the accompanying consolidated financial statements.

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

Allowance For Doubtful Accounts

We record an allowance for doubtful accounts for estimated losses resulting from our customers’ failure to make payments to us. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness, the economic conditions of the customer’s industry, and changes in our customer payment practices when evaluating the adequacy of the allowance for doubtful accounts. Our historical estimates have been a reliable method to estimate future allowances. Our historical reserves have generally ranged between 3% and 5% of our outstanding receivables. Due to the recent economic downturn and its effect on our business and our customer base, our accounts receivable reserve has been in the higher range with a reserve of 4.6% as of December 31, 2009 and higher than usual in the prior year with a reserve of 5.6% as of 2008.  If the financial condition of our customers or markets were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances could be required. Our net income would be negatively impacted by $0.02 per share (basic and diluted), assuming a 1% increase in our outstanding accounts receivable allowance of $0.7 million as of December 31, 2009 (assuming a full valuation allowance against any tax benefit).

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

We must assess the likelihood that we will be able to recover our deferred tax assets. In 2009 and 2008, we recorded full valuation allowances for our net deferred tax assets primarily due to our cumulative losses over the past three years.  As changes occur in our assessments regarding our ability to recover our deferred tax assets, our tax provision is decreased in any period in which we determine that the recovery is probable.

In addition, the calculation of our tax liabilities requires us to account for uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation of accounting for uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit based upon its technical merits, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that has greater than a 50% likelihood of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions, and review whether any new uncertain tax positions have arisen, on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, historical experience with similar tax matters, guidance from our tax advisors, and new audit activity. A change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period in which the change occurs.

We believe our estimates of the value of our tax contingencies and valuation allowances are critical accounting estimates, as they contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued.  Excluding discrete items of tax, changes in our valuation allowance and impairment losses, our tax rate over the past several years has varied between a range of high 30% to low 40%. The effect of a 1% increase in our estimated tax rate as of December 31, 2009, would be minimal as the 1% tax would be applied to a marginal loss for the year.

Valuation Of Share-Based Compensation

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

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of December 31, 2009, we have recorded approximately $746.0 million in radio broadcasting licenses and goodwill, which represents 79.8% of our total assets at that date. We must conduct impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value. After an impairment expense is recognized, the recorded value of these assets will be reduced by the impairment recognized and this shall be the assets’ new accounting basis. In 2009 and 2008, we recorded impairment losses of $67.7 million and $835.7 million, respectively, for radio broadcasting licenses and goodwill.

We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future performance of our stations. These variables include but are not limited to: (1) the risk-adjusted discount rate used in the valuation of fair value; (2) market share and profit margin of an average station within a market based upon market size and station type; (3) the forecast growth rate of each radio market, including assumptions regarding each market’s population, household income, retail sales and other factors that would influence advertising expenditures; (4) estimated capital start-up costs and losses incurred during the early years; (5) the likely media competition within the market area; (6) an effective tax rate assumption; and (7) future terminal values.  Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcasting licenses and goodwill assets.

During the second quarter of 2009, we completed the impairment test for broadcasting licenses and determined that the fair value of the broadcasting licenses was less than the amount reflected in the balance sheet for each of our markets, other than Seattle, and recorded an impairment loss of $60.8 million. The prolonged economic downturn negatively impacted the radio broadcasting industry as advertising revenues continued to decline and expectations for growth over the next year were reduced. The projected growth levels for the industry and for us were less than those originally forecasted for 2009, which was the primary reason for further impairment to broadcasting licenses in the second quarter.  As revenues decline, profitability levels are also negatively impacted as fixed costs represent a large component of a radio station’s operating expenses. As a result, the asset base is particularly sensitive to the impact of continued declining revenues.

The methodology we use in determining our key estimates and assumptions for broadcasting licenses was applied consistently to each market (each market’s broadcasting licenses are a single unit of accounting).  As a result, the analysis for each market is the same. Of the seven variables identified above, we believe that the first three (in clauses (1) through (3)) are the most important to the determination of value. The following table reflects these key estimates and assumptions since the most recent impairment test for broadcasting licenses in the fourth quarter of 2008.  The table also depicts the range of operating profit margin and market long-term revenue growth rates used for determining the fair value of our broadcasting licenses.  In general, when comparing between the second quarter of 2009 and the fourth quarter of 2008: (1) the market specific operating profit margin range declined; and (2) the market long-term revenue growth rates were consistent; however, current period revenues were less than previously projected for 2009.

	Second	Fourth
	Quarter	Quarter
	2009	2008
Discount rates	10.6%	10.6%
Operating profit margin ranges	21.0% to 44.0%	21.0% to 46.7%
Market long-term revenue growth rates	1.0% to 2.5%	1.0% to 2.0%

We believe all of our markets’ broadcasting licenses, except for one, are at risk for future impairment. The methodology used in determining our key estimates and assumptions was applied consistently to each market. While we believe we have made reasonable estimates and assumptions to calculate the fair value of our broadcasting licenses, these estimates and assumptions could be materially different. If actual results for the industry are not consistent with our estimates and assumptions, then we could incur additional impairments.

Operating profit margins are defined as profit before interest, depreciation and amortization, income tax and corporate allocation charges.  Operating profits are then divided by broadcast revenues, net of agency and national representative commissions, to compute the operating profit margins.  Operating profit margins are projected based upon industry operating profit norms, which reflect market size and station type.  This assumption is not specific to the performance of our stations in a market, but is predicated on the expectation that a new entrant into the market could reasonably be expected to perform at a level similar to a typical competitor.  If the outlook for the industry’s growth declines further, then operating profit margins would be negatively impacted, which would further impair the value of our broadcasting licenses.

The long-term market growth rates are estimated from information available from industry sources, using historical and expected performance, which could be different in each of our markets.  Each market’s revenues were determined based upon this data and market revenues were forecast over a ten-year projection period to reflect the expected long-term growth rates for the radio broadcast industry and for each of our markets. If the estimates used for the industry’s growth are less than forecasted, then our broadcasting licenses could be further impaired.

The discount rate to be used by a typical market participant reflects the risk inherent in future cash flows for the broadcast industry and the same discount rate was used for each of our markets. The discount rate is calculated by weighting the required returns on interest-bearing debt and common equity capital in proportion to their estimated percentages in an expected capital structure.  The capital structure was estimated based upon data available for publicly traded companies in the broadcast industry.  The discount rate could be negatively impacted by reductions in the industry’s forecasted growth rates that directly impact future cash flows.

If we were to assume a 100 basis point change in our three key assumptions (a reduction in the long-term revenue growth rate, a reduction in the operating performance cash flow and an increase in the weighted average cost of capital) used to determine the fair value of our broadcasting licenses and goodwill during the second quarter of 2009, the following would be the incremental impact:

Sensitivity Analysis Of 100 Basis Point Change

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

For a more comprehensive list of our accounting policies, please see Note 2, Significant Accounting Policies, accompanying the consolidated financial statements included in our latest annual report on Form 10-K for the year ended December 31, 2008.  Note 2 to the consolidated financial statements included with Form 10-K contains several other policies, including policies such as governing the timing of revenue recognition, that are important to the preparation of our consolidated financial statements, but do not meet the SEC’s definition of critical accounting policies because they do not involve subjective or complex judgments.  In addition, for further discussion of new accounting policies that were effective for us on January 1, 2009, please refer to the new accounting standards under Note 2 to the accompanying notes to the financial statements.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our variable rate Bank Facility. From time to time, we may seek to limit our exposure to interest rate volatility through the use of derivative rate hedging instruments. If the borrowing rates under our LIBOR loans were to increase 1% above the rates as of December 31, 2009, our interest expense under our Bank Facility would increase by approximately $2.5 million on an annual basis, including any interest benefit or interest expense associated with the use of outstanding derivative rate hedging instruments.

During the year ended December 31, 2009, the following derivative rate hedging transactions to fix interest on our variable rate debt were outstanding in the aggregate notional amount of $550.0 million. These rate hedging transactions are tied to the one-month LIBOR interest rate.

							Effective
							Date That	Notional
Type					Fixed		Notional	Amount
Of	Notional	Effective			LIBOR	Expiration	Amount	After
Hedge	Amount	Date		Collar	Rate	Date	Decreases	Decrease
	(amounts							(amounts
	(in millions)							(in millions)

Swap	$225.0	January 28, 2008		n/a	3.03%	January 28, 2011	January 28, 2010	$150.0
Collar	100.0	February 28, 2008	[	Cap	4.00% ]	February 28, 2011	n/a	n/a
				Floor	2.14%
Swap	125.0	March 28, 2008		n/a	2.91%	September 28, 2011	n/a	n/a
Swap	100.0	May 28, 2008		n/a	3.62%	May 28, 2012	n/a	n/a
Total	$550.0

The net fair value (based upon current market rates) of the rate hedging transactions is included as derivative instruments in long-term liabilities, which is based upon the maturity dates.  Our rate hedging transactions are tied to the one-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The fair value of the hedging transaction is affected by a combination of several factors, including the change in the one-month LIBOR rate and the forward interest rate to maturity. Any increase in the one-month LIBOR rate and/or the forward interest rate to maturity results in a more favorable valuation, while any decrease in the one-month LIBOR rate and/or forward interest rate to maturity results in a less favorable valuation. The fair value of our derivative instruments outstanding as of December 31, 2009 was a liability of $13.4 million, which was a $1.8 million decrease in the liability as compared to the balance as of December 31, 2008. This positive change was primarily due to the effect of a decrease in the remaining period of each derivative instrument as the forward interest rate to maturity remained relatively flat.

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

We carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2009.  Based on the foregoing, our President/Chief Executive Officer and Executive Vice President - Operations/Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has used the framework set forth in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

David J. Field, President and Chief Executive Officer

Stephen F. Fisher, Executive Vice President - Operations and Chief Financial Officer

ITEM 9B.                    OTHER INFORMATION

In connection with the Amendment to our Bank Facility on March 11, 2010, we wrote off certain expenses incurred as of December 31, 2009.  As a result, our financial results for the quarter and year ended December 31, 2009, as released on February 23, 2010, have been adjusted to reflect an additional expense of $0.3 million relating to the Amendment.  Upon the filing of this Annual Report on From 10K, the Company is replacing the “Selected Financial Data — Non-GAAP Disclosures” and “Covenant Analysis” disclosures on its website, originally posted February 23, 2010 and March 11, 2020, respectively, with updated disclosures to reflect this subsequent event.  See Item 8, “Financial Statements and Supplementary Data,” which includes updated fourth quarter summarized financial data.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2010 Annual Meeting of Shareholders, which we expect to file with the Securities Exchange Commission prior to April 30, 2010.

ITEM 11.                      EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2010 Annual Meeting of Shareholders, which we expect to file with the Securities Exchange Commission prior to April 30, 2010.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2010 Annual Meeting of Shareholders, which we expect to file with the Securities Exchange Commission prior to April 30, 2010.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2010 Annual Meeting of Shareholders, which we expect to file with the Securities Exchange Commission prior to April 30, 2010.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2010 Annual Meeting of Shareholders, which we expect to file with the Securities Exchange Commission prior to April 30, 2010.

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

10.01	Employment Agreement, dated July 1, 2007, between Entercom Communications Corp. and David J. Field. (4)
10.02	First Amendment To Employment Agreement, dated December 15, 2008, between Entercom Communications Corp. and David J. Field. (5) (Originally filed as Exhibit 10.02)
10.03	Employment Agreement, dated July 1, 2007, between Entercom Communications Corp. and Joseph M. Field. (6)
10.04	First Amendment To Employment Agreement, dated December 15, 2008, between Entercom Communications Corp. and Joseph M. Field. (5) (Originally filed as Exhibit 10.04)
10.05	Employment Agreement, dated December 19, 2007, between Entercom Communications Corp. and Stephen F. Fisher. (7)
10.06	First Amendment To Employment Agreement, dated December 15, 2008, between Entercom Communications Corp. and Stephen F. Fisher. (5) (Originally filed as Exhibit 10.06)
10.07	Employment Agreement, dated December 17, 1998, between Entercom Communications Corp. and John C. Donlevie. (8)
10.08	Entercom Non-employee Director Compensation Policy. (9)
10.09	Amended and Restated Entercom Equity Compensation Plan. (10)
10.10	Entercom Annual Incentive Plan. (11)
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

21.01	Information Regarding Subsidiaries of Entercom Communications Corp. (13)
23.01	Consent of PricewaterhouseCoopers LLP. (13)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (13)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (13)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (14)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (14)

(1)

Incorporated by reference to Exhibit 3.01 to our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.

(2)	Incorporated by reference to Exhibit 3.01 to our Current Report on Form 8K filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 13, 2002.

(4)	Incorporated by reference to as Exhibit 10.01 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed on November 9, 2007.
(5)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-Q for the year ended December 31, 2008, as filed on February 26, 2009.
(6)	Incorporated by reference to as Exhibit 10.02 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2007, as filed on November 21, 2007.
(7)	Incorporated by reference to as Exhibit 10.03 to our Quarterly Report on Form 10-K for the year ended December 31, 2007, as filed on February 22, 2008.
(8)	Incorporated by reference to Exhibit 10.03 to our Amendment to Registration Statement on Form S-1, as filed on January 6, 1999. (File No. 333-61381).
(9)	Incorporated by reference to Item 1.01 to our Current Report on Form 8K filed on February 19, 2008.
(10)	Incorporated by reference to Appendix A to our Proxy Statement on Schedule 14A filed on March 23, 2009.
(11)	Incorporated by reference to Exhibit 10.02 to our Current Report on Form 8K filed on May 19, 2008.
(12)	Incorporated by reference to Exhibit 10.01 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed on August 2, 2007.
(13)	Filed herewith.
(14)	These exhibits are submitted as “accompanying” this Annual Report on Form 10-K and shall not be deemed to be “filed” as part of such Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Entercom Communications Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Entercom Communications Corp. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 15, 2010

CONSOLIDATED FINANCIAL STATEMENTS OF ENTERCOM COMMUNICATIONS CORP.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	DECEMBER 31,
	2009	2008
ASSETS:
Cash and cash equivalents	$10,751	$4,284
Accounts receivable, net of allowance for doubtful accounts of $3,299 in 2009 and $4,476 in 2008	68,319	75,354
Prepaid expenses and deposits, other	4,701	4,824
Prepaid and refundable federal and state income taxes	7,628	628
Insurance claim receivable	16,500	—
Total current assets	107,899	85,090
Investments	391	1,376
Net property and equipment	71,740	84,864
Radio broadcasting licenses	707,852	768,646
Goodwill	38,168	45,050
Deferred charges and other assets, net of accumulated amortization of $23,354 in 2009 and $21,675 in 2008	8,486	11,708
TOTAL ASSETS	$934,536	$996,734

LIABILITIES:
Accounts payable	$477	$352
Accrued expenses	13,152	15,231
Accrued compensation and other current liabilities	12,678	16,708
Insurance claim payable	16,500	—
Long-term debt, current portion	80,024	30,023
Total current liabilities	122,831	62,314
Long-term debt, net of current portion	655,728	803,674
Financing method lease obligations	12,610	—
Other long-term liabilities	29,415	30,489
Total long-term liabilities	697,753	834,163
Total liabilities	820,584	896,477

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY:
Preferred stock $0.01 par value; authorized 25,000,000 shares; no shares issued and outstanding	—	—
Class A common stock $0.01 par value; voting; authorized 200,000,000 shares; issued and outstanding 29,755,161 in 2009 and 29,479,188 in 2008	297	295
Class B common stock $0.01 par value; voting; authorized 75,000,000 shares; issued and outstanding 7,457,532 in 2009 and 7,607,532 in 2008	75	76
Class C common stock $0.01 par value; nonvoting; authorized 50,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	588,622	582,325
Accumulated deficit	(461,610)	(467,177)
Accumulated other comprehensive loss	(13,432)	(15,262)
Total shareholders’ equity	113,952	100,257
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$934,536	$996,734

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except shares and per share data)

	YEARS ENDED DECEMBER 31,
	2009	2008	2007
NET REVENUES	$372,432	$438,822	$468,351

OPERATING (INCOME) EXPENSE:
Station operating expenses, including non-cash compensation expense of $1,976 in 2009, $2,552 in 2008 and $2,374 in 2007	254,042	276,187	283,541
Depreciation and amortization expense	16,600	20,442	16,631
Corporate general and administrative expenses, including non-cash expense of $4,912 in 2009, $7,304 in 2008 and $5,834 in 2007	22,875	26,917	28,888
Impairment loss	67,676	835,716	84,037
Net time brokerage agreement (income) fees	(2)	(233)	14,001
Net (gain) loss on sale or disposal of assets	420	(9,899)	(647)
Total operating expense	361,611	1,149,130	426,451
OPERATING INCOME (LOSS)	10,821	(710,308)	41,900

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing expense of $1,518 in 2009, $1,647 in 2008 and $1,681 in 2007	31,229	45,040	51,183
Interest and dividend income	(58)	(323)	(740)
Net (gain) loss on extinguishment of debt	(20,805)	(6,949)	458
Net gain on derivative instruments	—	(34)	(162)
Net (gain) loss on investments	966	469	(245)
Other income	(380)	(3,339)	(895)
TOTAL OTHER EXPENSE	10,952	34,864	49,599

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES (BENEFIT)	(131)	(745,172)	(7,699)

INCOME TAXES (BENEFIT)	(5,529)	(232,600)	695
INCOME (LOSS) FROM CONTINUING OPERATIONS	5,398	(512,572)	(8,394)
Income (loss) from discontinued operations, net of taxes (benefit)	—	(4,079)	37
NET INCOME (LOSS)	$5,398	$(516,651)	$(8,357)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Income (loss) from continuing operations	$0.15	$(13.94)	$(0.22)
Income (loss) from discontinued operations, net of taxes (benefit)	—	(0.11)	—
NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$0.15	$(14.05)	$(0.22)

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$—	$0.58	$1.52

WEIGHTED AVERAGE SHARES:
Basic	35,321,431	36,782,166	38,229,695
Diluted	36,402,800	36,782,166	38,229,695

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2009	2008	2007

NET INCOME (LOSS)	$5,398	$(516,651)	$(8,357)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES (BENEFIT):

Net unrealized gain (loss) on investments, net of taxes of $86 in 2008 and a tax benefit of $145 in 2007	—	132	(276)

Net unrealized gain (loss) on derivatives, net of taxes (benefit) of $0 in 2009 and $0 in 2008	1,830	(15,262)	—

COMPREHENSIVE INCOME (LOSS)	$7,228	$(531,781)	$(8,633)

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2009, 2008 AND  2007

(amounts in thousands, except share data)

						Retained
	Common Stock				Additional	Earnings	Other
	Class A		Class B		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total

Balance, December 31, 2006	32,379,345	$324	8,046,805	$80	$641,889	$134,655	$144	$777,092
Net loss	—	—	—	—	—	(8,357)	—	(8,357)
Conversion of Class B common stock to Class A common stock	439,273	4	(439,273)	(4)	—	—	—	—
Accounting change, net of taxes	—	—	—	—	—	(1,850)	—	(1,850)
Compensation expense related to granting of stock options	—	—	—	—	212	—	—	212
Compensation expense related to granting of restricted stock units	488,677	5	—	—	9,059	—	—	9,064
Issuance of common stock related to an incentive plan	22,525	—	—	—	465	—	—	465
Exercise of stock options (including tax benefits)	21,585	—	—	—	559	—	—	559
Common stock repurchase	(2,176,039)	(22)	—	—	(54,979)	—	—	(55,001)
Purchase of vested employee restricted stock units	(42,666)	—	—	—	(1,290)	—	—	(1,290)
Payments of dividends of $1.52 per share	—	—	—	—	—	(57,992)	—	(57,992)
Net dividend equivalents on restricted stock units (net of forfeitures and payments)	—	—	—	—	—	(1,859)	—	(1,859)
Net unrealized loss on investments	—	—	—	—	—	—	(276)	(276)
Balance, December 31, 2007	31,132,700	311	7,607,532	76	595,915	64,597	(132)	660,767
Net loss	—	—	—	—	—	(516,651)	—	(516,651)
Compensation expense related to granting of stock options	—	—	—	—	425	—	—	425
Compensation expense related to granting of restricted stock units	478,075	5	—	—	8,236	—	—	8,241
Issuance of common stock related to an incentive plan	72,092	1	—	—	328	—	—	329
Common stock repurchase	(2,073,518)	(21)	—	—	(13,923)	—	—	(13,944)
Purchase of vested employee restricted stock units	(130,161)	(1)	—	—	(1,374)	—	—	(1,375)

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2009, 2008 AND  2007

(amounts in thousands, except share data)

									Retained
	Common Stock						Additional		Earnings		Other
	Class A			Class B			Paid-in		(Accumulated		Comprehensive
	Shares	Amount		Shares	Amount		Capital		Deficit)		Income (Loss)		Total

Payments of dividends of $0.58 per share	—	—	—	—	—	—	—	(7,282)	—	(14,301)	—	—	—	(21,583)
Net dividend equivalents on restricted stock units (net of forfeitures and payments)	—	—	—	—	—	—	—	—	—	(822)	—	—	—	(822)
Net unrealized loss on derivatives	—	—	—	—	—	—	—	—	—	—	—	(15,262)	—	(15,262)
Net unrealized gain on investments	—	—	—	—	—	—	—	—	—	—	—	132	—	132
Balance, December 31, 2008	29,479,188	—	295	7,607,532	—	76	—	582,325	—	(467,177)	—	(15,262)	—	100,257
Net income	—		—	—		—		—		5,398		—		5,398
Conversion of Class B common stock to Class A common stock	150,000	—	1	(150,000)	—	(1)	—	—	—	—	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	—	—	—	485	—	—	—	—	—	485
Compensation expense related to granting of restricted stock units	796,824	—	8	—	—	—	—	6,380	—	—	—	—	—	6,388
Issuance of common stock related to an incentive plan	74,369	—	—	—	—	—	—	97	—	—	—	—	—	97
Common stock repurchase	(662,664)	—	(7)	—	—	—	—	(882)	—	—	—	—	—	(889)
Purchase of vested employee restricted stock units	(82,556)	—	—	—	—	—	—	(104)	—	—	—	—	—	(104)
Net dividend equivalents on restricted stock units (net of forfeitures and payments)	—	—	—	—	—	—	—	—	—	169	—	—	—	169
Realization of tax benefit for dividend equivalent payments	—	—	—	—	—	—	—	321	—	—	—	—	—	321
Net unrealized gain on derivatives	—	—	—	—	—	—	—	—	—	—	—	1,830	—	1,830
Balance, December 31, 2009	29,755,161		$297	7,457,532		$75		$588,622		$(461,610)		$(13,432)		$113,952

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2009	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$5,398	$(516,651)	$(8,357)
Income from discontinued operations before impairment loss, net of taxes	—	(520)	(37)
Impairment loss from discontinued operations	—	6,675	—
Deferred tax benefit from discontinued operations	—	(2,076)	—
Income (loss) from continuing operations	5,398	(512,572)	(8,394)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	16,600	20,442	16,634
Amortization of deferred financing costs	1,518	1,647	1,681
Deferred taxes (benefit) and other	999	(232,600)	9,628
Tax benefit on exercise of options	—	—	29
Provision for bad debts	2,708	4,594	3,322
Net (gain) loss on sale or disposal of assets	420	(9,899)	(647)
Non-cash stock-based compensation expense	6,888	9,856	8,208
Net (gain) loss on investments	966	469	(245)
Net gain on derivatives	—	(34)	(162)
Deferred rent	(9)	694	178
Unearned revenue - long-term	(739)	460	(38)
Net (gain) loss on extinguishment of debt	(20,805)	(6,949)	458
Deferred compensation	1,596	903	952
Tax benefit for vesting of restricted stock unit awards	—	(474)	(1,199)
Impairment loss	67,676	835,716	84,037
Other income	(380)	(3,590)	(895)
Changes in assets and liabilities (net of effects of acquisitions and dispositions in all years and the effect of deconsolidation activities in 2008):
Accounts receivable	4,324	10,365	(3,442)
Prepaid expenses and deposits	(16,397)	777	(988)
Prepaid and refundable income taxes	(7,000)	14,431	(7,734)
Accounts payable and accrued liabilities	12,874	(1,775)	(8,465)
Accrued interest expense	(1,944)	(2,073)	(258)
Accrued expenses - long-term	(577)	—	577
Prepaid expenses - long-term	(214)	200	200

Net cash provided by continuing operating activities	73,902	130,588	93,437
Net cash provided by discontinued operating activities	—	29	55
Net cash provided by operating activities	73,902	130,617	93,492

INVESTING ACTIVITIES:
Additions to property and equipment	(2,467)	(8,553)	(9,281)
Proceeds from sale of property, equipment, intangibles and other assets	106	33,991	97
Purchases of radio station assets	—	(374)	(268,308)
Deferred charges and other assets	(120)	(1,110)	(2,436)
Purchases of investments	—	—	(68)
Proceeds from investments	39	251	2,857

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2009	2008	2007
INVESTING ACTIVITIES (CONTINUED):
Proceeds from termination of radio station contract	380	—	—
Proceeds from insurance recovery	—	3,590	1,844
Station acquisition deposits and costs	—	4,149	1,419
Net cash provided by (used in) investing activities	(2,062)	31,944	(273,876)

FINANCING ACTIVITIES:
Deferred expenses related to bank facility and finance method lease obligations	(342)	—	(4,691)
Proceeds from issuance of long-term debt	39,000	56,000	933,500
Proceeds from the financing method of lease obligations	12,610	—	—
Payments of long-term debt	(60,023)	(129,522)	(636,021)
Retirement of senior subordinated notes	(55,272)	(58,633)	—
Purchase of the Company’s common stock	(889)	(13,944)	(55,001)
Proceeds from issuance of employee stock plan	82	278	396
Proceeds from the exercise of stock options	—	—	530
Purchase of vested restricted stock units	(104)	(1,375)	(1,290)
Payment of dividend equivalents on vested restricted stock units	(756)	(917)	(96)
Realization of tax benefit for dividend equivalents payments	321	—	—
Payment of dividends	—	(21,583)	(57,992)
Tax benefit for vesting of restricted stock unit awards	—	474	1,199
Net cash provided by (used in) financing activities	(65,373)	(169,222)	180,534

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,467	(6,661)	150
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,284	10,945	10,795
CASH AND CASH EQUIVALENTS, END OF YEAR	$10,751	$4,284	$10,945

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$31,643	$44,612	$49,752
Income taxes	$192	$22	$497
Dividends	$—	$21,583	$57,992

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended December 31, 2009, the Company issued 1.1 million restricted stock units (including 0.7 million restricted stock units under a 2009 Option Exchange Program and 0.2 million for modified market conditioned restricted stock units) and will increase its additional paid-in capital by $1.7 million, before forfeitures, over the vesting period of the restricted stock units. Due to an unusually high number of forfeitures in 2009, additional paid-in-capital will be reduced by $2.6 million over the vesting period of the restricted stock units.

During the years ended December 31, 2008 and 2007, the Company issued 0.5 million and $0.5 million restricted stock units (net of forfeitures), respectively, and will increase its paid-in capital by $6.0 million and $12.3 million, respectively, over the vesting period of the restricted stock units.

On March 14, 2008, the Company completed an exchange of radio station assets with another party and as a result the Company: (1) received $220.0 million in assets, including cash of $1.0 million; (2) provided assets with a basis of $210.0 million (including transaction costs); and (3) recorded a gain of $10.0 million.

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1.             BASIS OF PRESENTATION AND ORGANIZATION

Nature Of Business — Entercom Communications Corp. (the “Company”) is one of the five largest radio broadcasting companies in the United States with a nationwide portfolio in excess of 100 stations in 23 markets, including San Francisco, Boston, Seattle, Denver, Portland, Sacramento and Kansas City.

2.             SIGNIFICANT ACCOUNTING POLICIES

Principles Of Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are 100% owned. All inter-company transactions and balances have been eliminated in consolidation.  The Company also considers the applicability of any variable interest entities (“VIE”) that are required to be consolidated by the primary beneficiary.  From time to time, the Company enters into time brokerage agreements (“TBA”) in connection with pending acquisitions or dispositions of radio stations and the requirements to consolidate a VIE may apply, depending on the facts and circumstances related to each transaction.  As of December 31, 2009, there are no pending acquisitions or dispositions.

Reportable Segment - The Company operates under one reportable business segment, radio broadcasting, for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance.

Management’s Use Of Estimates — The preparation of consolidated financial statements, in accordance with generally accepted accounting principles, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates and assumptions are used for, but not limited to: (1) asset impairments, including broadcasting licenses and goodwill; (2) income tax valuation allowances; (3) uncertain tax positions; (4) allowance for doubtful accounts; (5) self-insurance reserves; (6) fair value of equity awards; (7) estimated lives for tangible and intangible assets; (8) fair value measurements for financial instruments such as interest rate hedging transactions; and (9) contingency and litigation reserves. The Company’s accounting estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The accounting estimates will change as new events occur, as more experience is acquired and as more information is obtained.  The Company will evaluate and update assumptions and estimates on an ongoing basis and may use outside experts to assist in the Company’s evaluation, as considered necessary. Actual results could differ from those estimates.

Income Taxes — The Company applies the liability method of accounting for deferred income taxes. Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded for a net deferred tax asset balance when it is more likely than not that the benefits of the tax asset will not be realized.  The Company continues to assess the need for its deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustment to the deferred tax asset valuation allowance would be recorded in the income statement of the period that the adjustment is determined to be required. The Company also accounts for uncertain tax positions that a company has taken or expects to take on a tax return. Please see Note 7, Income Taxes, for a further discussion.

Property And Equipment — Property and equipment are carried at cost. Major additions or improvements are capitalized, while repairs and maintenance are charged to expense when incurred. Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is recognized in the statement of operations. The Company reviews on a continuing basis the carrying value of property and equipment. If events or changes in circumstances were to indicate that an asset’s carrying value is not recoverable, a write-down of the asset would be recorded through a charge to operations.

Depreciation expense on property and equipment is determined on a straight-line basis. The estimated useful lives for depreciation are as follows:

Property Type	Period Of Depreciation
Land Improvements	10-15 years
Building	20 years
Equipment	3-20 years
Furniture and fixtures	5-10 years
Leasehold improvements	shorter of economic life or lease term

For the years ended December 31, 2009, 2008 and 2007, the depreciation expense for property and equipment was $15.1 million, $16.3 million and $15.3 million, respectively.

As of December 31, 2009, the Company had no construction commitments outstanding.

As of December 31, 2009 and 2008, the following is a summary of the categories of property and equipment:

	December 31,
	2009	2008
	(amounts in thousands)

Property And Equipment:
Land, land easements and land improvements	$16,500	$16,486
Buildings	20,935	20,964
Equipment	123,362	122,986
Furniture and fixtures	15,504	15,029
Leasehold improvements	21,091	21,129
	197,392	196,594
Accumulated depreciation	(126,399)	(113,036)
	70,993	83,558
Capital improvements in progress	747	1,306
Net property and equipment	$71,740	$84,864

Revenue Recognition — Revenue from the sale of commercial broadcast time to advertisers is recognized when the commercials are broadcast. Revenues presented in the financial statements are reflected on a net basis, after the deduction of advertising agency fees by the advertising agencies, usually at a rate of 15% of gross revenues. Promotional fees are recognized as services are rendered.  Advertiser payments received in advance of when the commercials are broadcast are recorded as unearned revenue.

As of December 31, 2009 and 2008, the Company recorded current unearned revenues in the amounts of $0.8 million and $1.4 million, respectively, which amounts are included in the balance sheets under accrued compensation and other current liabilities. As of December 31, 2008, the Company recorded long-term unearned revenues in the amount of $0.7 million, which amount is included in the balance sheet under other long-term liabilities.

Comprehensive Income (Loss) — The Company’s comprehensive income (loss) consists of net income (loss) and other items recorded directly to the equity accounts. The Company recorded to the statements of comprehensive income (loss): (1) for the year ended December 31, 2009, an unrealized gain on derivatives of $1.8 million (a valuation allowance was reduced by $1.2 million against the income taxes on the gain); (2) for the year ended December 31, 2008, (a) an unrealized loss on derivatives of $15.3 million (a valuation allowance of $6.0 million was fully reserved against the income tax benefit); and (b) an unrealized gain on investments of $0.2 million; and (3) for the year ended December 31, 2007, an unrealized loss on investments of $0.4 million.  As of December 31, 2009, the Company’s other comprehensive loss of $13.4 million consisted of a net unrealized loss from interest rate derivative transactions.

Concentration Of Risk — For the year ended December 31, 2009, six of the Company’s 23 market clusters (Boston, Denver, Kansas City, Portland, San Francisco and Seattle) generated in excess of 50% of the Company’s net revenues. For the year ended December 31, 2008, six of the Company’s 23 market clusters (Boston, Kansas City,

Portland, Sacramento, San Francisco and Seattle) generated in excess of 50% of the Company’s net revenues.  For the year ended December 31, 2007, six of the Company’s 23 market clusters (Boston, Kansas City, Portland, Sacramento, San Francisco and Seattle) generated in excess of 50% of the Company’s net revenues.

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

Long-Lived Assets — The Company evaluates the recoverability of its long-lived assets, which include property and equipment, broadcasting licenses (subject to an eight-year renewal cycle, which renewal information for each of the Company’s radio stations is available at the website of the Federal Communications Commission, www.FCC.gov), goodwill, deferred charges, and other assets (see Note 3). The determination and measurement of an impairment loss require the use of significant judgments and estimates. Future events may impact these judgments and estimates.

Debt Issuance Costs — The costs related to the issuance of debt are capitalized and accounted for as interest expense over the lives of the related debt. For the years ended December 31, 2009, 2008 and 2007, the Company recognized interest expense related to amortization of debt issuance costs, excluding the expense for the early extinguishment of debt, of $1.5 million, $1.6 million and $1.7 million, respectively, which amounts were included in interest expense in the accompanying consolidated statements of operations.

Extinguishment Of Debt — For the years ended December 31, 2009 and 2008, the Company recorded a gain of $20.8 million (net of a $0.8 million write-off of deferred financing costs) and $6.9 million (net of a $0.9 million write-off of deferred financing costs), respectively, to the statement of operations on the partial extinguishment of the Company’s 7.625% Senior Subordinated Notes (the “Notes”). For the year ended December 31, 2007, the Company recorded a loss on extinguishment of debt of $0.5 million to the statement of operations as the Company entered into a new senior credit facility that replaced the Company’s existing credit facility (see Note 8). At such time as the Company amends, appends or replaces, in part or in full, its credit agreement, the Company reviews its unamortized financing costs, to determine the amount subject to extinguishment under the accounting provisions for changes in line-of-credit or revolving-debt arrangements.

Corporate General And Administrative Expense — Corporate general and administrative expense consists of corporate overhead costs and non-cash compensation expense. Included in corporate general and administrative expenses are those costs not specifically allocable to any of the Company’s individual business properties.

Time Brokerage Agreement (“TBA”) (Income) Fees — TBA (income) fees consist of fees paid or received under agreements which permit an acquirer to program and market stations prior to acquisition. The Company sometimes enters into such agreements prior to the consummation of station acquisitions and dispositions. For those radio stations operated by the Company prior to acquisition, for the years ended December 31, 2008 and 2007, the Company recorded: (1) TBA fees of under $0.1 million and $15.3 million, respectively; (2) net revenues of $6.1 million and $53.4 million, respectively; and (3) station operating expenses of $3.6 million and $32.7 million, respectively. For those radio stations operated by a buyer prior to disposition by the Company, for the years ended December 31, 2008 and 2007, the Company recorded TBA income of $0.2 million and $1.3 million, respectively.

Barter Transactions — The Company provides advertising broadcast time in exchange for certain products, supplies and services. The terms of the exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time on regular terms. The Company includes the value of such exchanges in both broadcasting net revenues and station operating expenses. Barter valuation is based upon management’s estimate of the fair value of the products, supplies and services received. For the years ended December 31, 2009, 2008 and 2007, amounts reflected under barter transactions were: (1) barter revenues of $4.3 million, $4.1 million and $4.3 million, respectively; and (2) barter expenses of $4.2 million, $4.2 million and $4.2 million, respectively.

Business Combinations — Accounting guidance for business combinations provides the criteria to recognize intangible assets apart from goodwill.  Other than goodwill, the Company uses a direct value method to determine the fair value of all intangible assets required to be recognized for business combinations.  See Note 2, Recent Accounting Standards, for a discussion of a change to the accounting guidance for business combinations that was effective for the Company as of January 1, 2009.  For a discussion of impairment testing of those assets acquired in a business combination, including goodwill, see Note 3.

Leases — The Company recognizes: (1) escalated rents, including any rent holidays, on a straight-line basis over the term of the lease for those lease agreements where the Company receives the right to control the use of the entire leased property at the beginning of the lease term; (2) amortization expense over the shorter of the economic lives of the leasehold assets or the lease term, excluding any lease renewals unless the lease renewals are reasonably assured; (3) landlord incentive payments to the Company as deferred rent that is amortized as reductions to lease rent expense over the lease term; and (4) rental costs associated with ground or building operating leases, that are incurred during a construction period, as rental expense.  As of December 31, 2009 and 2008, the deferred rent liabilities were $3.4 million for each year and are included in other under long-term liabilities. Please refer to Note 9, Finance Method Lease Obligations, for a discussion of certain leases that could be capitalized at a future time.

For those leasehold improvements acquired in a business combination or acquired subsequent to lease inception, the amortization period is based on the lesser of the useful life of the leasehold improvements or the period of the lease including all renewal periods that are reasonably assured of exercise at the time of the acquisition.

Asset Retirement Obligations — The Company reasonably estimates the fair value of an asset retirement obligation.  For an asset retirement obligation that is conditional (uncertainty about the timing and/or method of settlement), the Company factors into its fair value measurement a probability factor as the obligation is conditional on a  future event that may or may not be within the control of the Company.

Accrued Compensation — Certain types of employee compensation are paid in subsequent periods. As of December 31, 2009 and 2008, the Company recorded accrued compensation in the amounts of $6.8 million and $7.5 million, respectively, which amounts are included in the balance sheets under accrued compensation and other current liabilities.

Cash And Cash Equivalents — Cash and cash equivalents consist primarily of amounts held on deposit with financial institutions, including investments held in financial institutions in immediately available money market accounts and all highly liquid debt instruments with initial maturities of three months or less.

Accounts Receivable And Related Allowance For Doubtful Accounts — Accounts receivable are primarily attributable to advertising that has aired on the Company’s radio stations but for which payment has not been collected, net of agency commissions, and an estimated allowance for doubtful accounts. Advertisers are generally invoiced for the advertising after the advertisements are aired. An allowance for doubtful accounts is recorded using several factors including management’s judgment of the collectability of the accounts receivable, historical information, relative improvements or deteriorations in the age of the accounts receivable and changes in current economic conditions.

The accounts receivable balance and reserve for doubtful accounts, as of December 31, 2009 and 2008, are presented in the following table:

	December 31,
	2009	2008
	(amounts in thousands)

Accounts receivable	$71,618	$79,830
Allowance for doubtful accounts	(3,299)	(4,476)
Accounts receivable, net of allowance for doubtful accounts	$68,319	$75,354

As of December 31, 2009 and 2008, the Company has recorded accounts receivable credits in the amounts of $1.8 million and $1.9 million, respectively, which amounts as of December 31, 2009 and 2008 are included in the balance sheets under accrued compensation and other current liabilities.

The following table presents the changes in the allowance for doubtful accounts for the years ended December 31, 2009, 2008 and 2007:

		Additions
	Balance At	Charged To	Deductions	Balance At
	Beginning	Costs And	From	End Of
Year Ended	Of Year	Expenses	Reserves	Year
	(amounts in thousands)
December 31, 2009	$4,476	$2,708	$(3,885)	$3,299
December 31, 2008	2,746	4,594	(2,864)	4,476
December 31, 2007	3,009	3,322	(3,585)	2,746

Derivative Financial Instruments — The Company follows accounting guidance for its derivative financial instruments, including certain derivative instruments embedded in other contracts, and hedging activities (for further discussion, see Note 10).

Share-Based Compensation —The Company records compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchase plan purchases at estimated fair values.  The Company also uses the simplified method in developing an estimate of the expected term of certain stock options. For further discussion of share-based compensation, please see Note 15).

Investments — For those investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method. For those investments in which the Company does not have a significant influence, the Company applies the accounting guidance for certain investments in debt and equity securities. An investment is classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and, depending upon the classification, is carried at fair value based upon quoted market prices or historical cost when quoted market prices are unavailable.

The Company also provides certain quantitative and qualitative disclosures for those investments that are impaired (other than temporary) at the balance date and for which an impairment has not been recognized.  Please see Note 5, Investments, for further discussion.

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

Sports Programming Costs — Programming costs which are for a specified number of events are amortized on an event-by-event basis, and programming costs which are for a specified season are amortized over the season on a straight-line basis.  The Company allocates that portion of sports programming costs that are related to sponsorship and marketing activities to sales and marketing expenses on a straight-line basis over the term of the agreement.

Reclassifications — Certain reclassifications have been made to the prior years’ financial statements to conform to the presentation in the current year.

Recent Accounting Standards —

Variable Interest Entities

In June, 2009, the accounting standards were amended for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest provides the entity with a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective January 1, 2010. The Company does not anticipate that the adoption of these standards will have any effect on the Company’s results of operations, cash flows or financial position.

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

Accounting Standards Codification

In June 2008, an accounting standards codification was approved as a single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”) that was effective for the Company in the third quarter of 2009. The codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative literature related to a particular topic in one place. The Company’s adoption of this codification did not have an impact on the Company’s results of operations, cash flows or financial position.

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

Disclosures About Derivative Instruments And Hedging Activities

In March 2008, disclosure requirements for derivative instruments and hedging activities were changed. Entities are required to provide enhanced disclosures about: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under U.S. GAAP and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company has included the relevant disclosures herein under Note 10, Derivatives And Hedging Activities.

3.             INTANGIBLE ASSETS AND GOODWILL

(A) Indefinite-Lived Intangibles

The Company does not amortize its goodwill and certain intangible assets.  The Company has concluded that its acquired broadcasting licenses are treated as an indefinite-lived intangible asset and, similar to goodwill, these assets are reviewed at least annually for impairment. At the time of each review, if the recorded value of goodwill and certain intangibles (such as broadcasting licenses) is more than their fair value, then a charge is recorded to the results of operations.

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

(1)           Broadcasting Licenses

The Company performs its broadcasting license impairment test by evaluating its broadcasting licenses for impairment at the market level using the direct method.  Indefinite-lived intangible assets are combined into a single unit of accounting for purposes of testing impairment. Since the broadcasting licenses in each of the markets are operated as a single asset, each market’s broadcasting licenses are a single unit of accounting. The Company determines the fair value of the broadcasting licenses in each of its markets by relying on a discounted cash flow approach (a 10-year income model) assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The Company’s fair value analysis contains assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a certain market. These variables include, but are not limited to: (1) the risk-adjusted discount rate used in the valuation of fair value; (2) market share and profit margin of an average station within a market based upon market size and station type; (3) the forecast growth rate of each radio market, including assumptions regarding each market’s population, household income, retail sales and other factors that would influence advertising expenditures; (4) estimated capital start-up costs and losses incurred during the early years; (5) the likely media competition within the market area; (6) an effective tax rate assumption; and (7) future terminal values.

Broadcasting License Impairment For The Year Ended December 31, 2009

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

The methodology used by the Company in determining its key estimates and assumptions was applied consistently to each market. As a result, the analysis for each market is the same. Of the seven variables identified above, the Company believes that the first three (in clauses (1) through (3)) are the most important to the determination of fair value. The following table reflects these estimates and assumptions since the most recent impairment test of broadcasting licenses in the fourth quarter of 2008.  The table also depicts the range of operating profit margin and market long-term revenue growth rates used for determining the fair value of the Company’s broadcasting licenses.  In general, when comparing between the second quarter of 2009 and the fourth quarter of 2008: (1) the market specific operating profit margin range declined; and (2) the market long-term revenue growth rates were consistent; however, current period revenues were less than previously projected for 2009.

	Second	Fourth
	Quarter	Quarter
	2009	2008
Discount rates	10.6%	10.6%
Operating profit margin ranges	21.0% to 44.0%	21.0% to 46.7%
Market long-term revenue growth rates	1.0% to 2.5%	1.0% to 2.0%

The following table presents, in thousands, the changes in broadcasting licenses for each of the years ended December 31, 2009, 2008 and 2007:

Carrying
Amount
(amounts in
thousands)

Balance at December 31, 2006	$1,351,389
Acquisitions	240,384
Deconsolidated entities	(109,419)
Assets held for sale	(126,685)
Loss on impairment	(38,686)
Balance at December 31, 2007	1,316,983
Acquisitions	210,358
Reversal of assets held for sale	3,650
Loss on impairment	(762,345)
Balance at December 31, 2008	768,646
Loss on impairment	(60,794)
Balance at December 31, 2009	$707,852

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

Broadcasting Licenses Impairment For The Year Ended December 31, 2008

During the fourth quarter of 2008, the Company determined that the fair value of the broadcasting licenses was less than the amount reflected in the balance sheet for each of its markets, other than Seattle, and recorded an impairment loss of $645.3 million. The impairment loss was indicative of a trend in the broadcast industry and was not unique to the Company. Factors that contributed to the impairment loss were changes in estimates and assumptions since the most recent annual test in the first quarter of 2008, including but not limited to: (1) a decrease of up to 50% in advertising revenue growth projections to the low single digits for the broadcasting industry; (2) a decrease in operating profit margins of up to 4 percentage points; and (3) an increase in the cost of capital by 25% to the low double digits from the high single digits.

During the second quarter of 2008, the Company determined that the fair value of several of its markets’ broadcasting licenses was impaired under the second step of its annual goodwill analysis. As a result, the Company recorded an impairment loss in the Denver, Greenville, Indianapolis and Memphis markets on an aggregate basis of $117.0 million and reduced its carrying value of broadcasting licenses. Contributing factors to the impairment were a decline in the available advertising dollars in these markets and its effect on the Company’s operations, coupled with changes in the anticipated growth of these markets.

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

During the first quarter of 2008, the Company reviewed its carrying amount for the Rochester assets held for sale at that time and determined that an aggregate impairment loss for broadcasting licenses of $6.4 million was necessary due to: (1) the continued decline in advertising revenues; (2) the filing of an application with the FCC to place these stations into a disposition trust; and (3) the potential for a forced sale by the disposition trustee (for further discussion, see Note 17, Discontinued Operations).  The impairment loss was reflected in the statement of operations as discontinued operations.

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

(2) Goodwill

The Company performs its annual impairment test on its goodwill during the second quarter of each year by comparing the fair value for each reporting unit with the amount reflected on the balance sheet. The Company has determined that a radio market is a reporting unit and, in total for 2009, the Company assessed goodwill at 22 separate reporting units. If the fair value for any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and the Company is required to perform a second step of the impairment test. In the second step, the Company compares, to the amount reflected in the balance sheet, the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation.

To determine the fair value, the Company uses an income and market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.

Goodwill Impairment For The Year Ended December 31, 2009

In step one of the Company’s goodwill analysis during the second quarter, the Company considered the results of the market approach and the income approach in computing the fair value of the Company’s reporting units. In the market approach, the Company applied an estimated market multiple of six times (consistent with the multiple used in the fourth quarter of 2008) to each reporting unit’s operating performance to calculate the fair value. The Company applied the same market multiple consistently across all reporting units. In the income approach, the Company utilized the discounted cash flow method to calculate the fair value of the reporting unit (key estimates and assumptions are included in the table below). The results of step one indicated that it was necessary to perform the second step analysis in seven of the 22 markets (each market is a reporting unit). The fair values for two of the seven markets were marginally above book value. Management believes that these approaches are commonly used methodologies for valuing broadcast radio stations and that a six times multiple is an appropriate measurement given the recent fall in market valuations of broadcast radio stations together with a historically low level of market transactions in recent months. The marginal stations were included in the Company’s step two impairment testing due to the subjective nature of the step one analysis (unobservable inputs) and the sensitivities inherent in these calculations. Factors contributing to the determination of the reporting unit’s operating performance were historical performance and/or management’s estimates of future performance.

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

Goodwill reflected in the balance sheet as of December 31, 2009 was $38.2 million.  If actual market conditions are less favorable than those projected by the industry or the Company, or if an event occurs or circumstances change that would reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods.

The following table reflects the Company’s three key estimates and assumptions since the most recent impairment test in the fourth quarter of 2008.  The table also depicts the range of operating profit margin and market long-term revenue growth rates for the Company’s markets.  In general, when comparing between the second quarter of 2009 and the fourth quarter of 2008: (1) the market specific operating profit margin range declined; and (2) the market long-term revenue growth rates were consistent; however, current period revenues were less than previously projected for 2009.

	Second	Fourth
	Quarter	Quarter
	2009	2008
Discount rates	10.6%	10.6%
Operating profit margin ranges	21.0% to 41.0%	21.0% to 44.0%
Market long-term revenue growth rates	1.0% to 2.5%	1.0% to 2.0%

The following table presents the changes in goodwill for each of the years ended December 31, 2009, 2008 and 2007:

	Goodwill Carrying Amount
	2009	2008	2007
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$163,783	$160,976	$157,242
Accumulated loss on impairment as of January 1,	(118,733)	(45,362)	—
Goodwill balance after cumulative loss on impairment as of January 1,	45,050	115,614	157,242
Loss on impairment during year	(6,882)	(73,371)	(45,353)
Assets held for sale	—	—	(237)
Deconsolidated entities	—	—	(3,771)
Acquisitions	—	2,807	7,733
Goodwill balance as of December 31,	$38,168	$45,050	$115,614

Goodwill balance before cumulative loss on impairment as of December 31,	$163,783	$163,783	$160,967
Accumulated loss on impairment as of December 31,	(125,615)	(118,733)	(45,353)
Goodwill balance as of December 31,	$38,168	$45,050	$115,614

Goodwill Impairment Loss For The Year Ended December 31, 2008

During the fourth quarter of 2008, the Company performed an interim impairment test of its goodwill and determined under the second step that the fair value of the Company’s goodwill was less than the amount reflected in the balance sheet for three of the markets tested, including Greenville, Indianapolis and Memphis, and recorded an impairment loss of $5.8 million. Factors that contributed to the impairment loss were changes in estimates and assumptions since the most recent annual test in the second quarter of 2008, including but not limited to: (1) a decrease of up to 50% in advertising revenue growth projections to the low single digits for the broadcasting industry; (2) a decrease in operating profit margins of up to seven percentage points; and (3) an increase in the cost of capital by 25% to the low double digits from the high single digits.

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

During the first quarter of 2008, the Company reviewed its carrying amount for the Rochester assets held for sale at that time and determined that an impairment loss for goodwill of $0.3 million was necessary due to: (1) the continued decline in advertising revenues; (2) the filing of an application with the FCC to place these stations into a disposition trust; and (3) the potential for a forced sale by the disposition trustee (for further discussion, see Note 17, Discontinued Operations). The impairment loss was reflected in the statement of operations as discontinued operations.

Goodwill Impairment For The Year Ended December 31, 2007

The Company performed its annual impairment test during the second quarter of 2007 and determined that it was necessary to record an impairment loss of $45.3 million for the Denver market. A contributing factor to the impairment was a decline in the advertising dollars in the Denver market and its effect on the Company’s operations.

(B) Definite-Lived Intangibles

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, and acquired advertising contracts. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the years ended December 31, 2009, 2008 and 2007, the Company reviewed the carrying value and the useful lives of these assets and determined they were appropriate. The amount of the amortization expense for definite-lived intangible assets was $0.2 million, $2.9 million and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, 2008, the Company reflected $0.8 million and $0.9 million, respectively, in unamortized definite-lived assets, which amounts are as follows and are included in deferred charges and other assets on the balance sheet.  For a listing of the assets comprising deferred charges and other assets, refer to Note 6, Deferred Charges And Other Assets.

	December 31, 2009
	Gross Carrying	Accumulated
	Amount	Amortization	Net Amount
	(amounts in thousands)

Advertiser lists and customer relationships	$656	$615	$41
Acquired advertising contracts	6,352	6,352	—
Permits, patents and trademarks	13	11	2
Deferred contracts and other agreements	1,618	875	743
Total	$8,639	$7,853	$786

	December 31, 2008
	Gross Carrying	Accumulated
	Amount	Amortization	Net Amount
	(amounts in thousands)

Advertiser lists and customer relationships	$656	$575	$81
Acquired advertising contracts	6,352	6,352	—
Permits, patents and trademarks	13	9	4
Deferred contracts and other agreements	1,618	761	857
Total	$8,639	$7,697	$942

The following table presents the Company’s estimate of amortization expense for definite-lived assets for each of the five succeeding years ended December 31:

Definite-
Lived
Assets
(amounts
in thousands)
Years ending December 31,
2010	$124
2011	84
2012	81
2013	53
2014	49
Thereafter	395
Total	$786

4.             ACQUISITIONS, DIVESTITURES, OTHER EVENTS AND PRO FORMA SUMMARY

The Company consummated acquisitions of radio stations under the purchase method of accounting, and the purchase price, including transaction costs for acquisitions prior to 2009, was allocated to the assets based upon their respective fair values as determined as of the purchase date.

Acquisitions And Dispositions For The Year Ended December 31, 2009

There were no acquisitions during the above period (other than as disclosed under Note 9, Financing Method Lease Obligations and Note 12, Contingencies, Commitments and Guarantor Arrangements), during the year ended December 31, 2009.

Acquisition For The Year Ended December 31, 2008

Acquisition Of Three Stations In San Francisco, California, In Exchange For Four Stations In Cincinnati, Ohio, And Three Stations In Seattle, Washington

On March 14, 2008, the Company completed an exchange transaction to acquire three radio stations in San Francisco, California, and $1.0 million in cash for four radio stations in Cincinnati, Ohio, and three radio stations in Seattle, Washington.  The fair value of the assets acquired in exchange for the assets disposed was accounted for under purchase price accounting, which resulted in a fair value of $220.0 million.

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

On February 26, 2007, each party to the exchange transaction commenced operations of the counter-party’s respective radio stations pursuant to a TBA.  During the period of the TBA, the Company: (1) included net revenues and station operating expenses associated with operating the San Francisco stations in the Company’s financial statements; and (2) excluded net revenues and station operating expenses associated with operating the Cincinnati stations and three of the Seattle stations in the Company’s consolidated financial statements. TBA income and TBA fees were equal in amount under the TBA agreements (other than the first three months when TBA income exceeded TBA expense by $0.3 million).

During the period subsequent to the acquisition of the Cincinnati stations by the Company and prior to the disposition of the Cincinnati stations by the Company (November 30, 2007 through March 14, 2008), there were no revenues or station operating expenses reported by the Company, as the counter-party to the exchange agreement operated these stations pursuant to a TBA.

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

As background on this disposition, on November 30, 2007, the Company purchased the assets of four radio stations serving the Rochester radio market.  In connection with certain regulatory requirements, the Company agreed to divest three radio stations, two of which were radio stations that were acquired on November 30, 2007.

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

As background on this disposition, on November 30, 2007, the Company purchased the assets of four radio stations serving the Austin radio market.

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

For this acquisition, the aggregate purchase price, including transaction costs of less than $0.1 million, was allocated as follows:

Description	Amount	Useful Lives
	(in thousands)

Equipment	$50	5 years
Total tangible assets	50

Broadcasting licenses	5,700	non-amortizing
Goodwill	17	non-amortizing
Total intangible assets	5,717

Total purchase price	$5,767

Cincinnati, Ohio, Exchange

On December 5, 2007, the Company completed a transaction to exchange WGRR-FM, a radio station included in the acquisition described below, for WSWD-FM and certain other intellectual property.  WSWD-FM, with a frequency of 94.9 on the FM band, had several call letter changes (in most recent order, formerly WYGY-FM and WPRV-FM). Each of the stations included in the exchange, WGRR-FM and WSWD-FM, serves the Cincinnati, Ohio, radio market. Concurrently with entering into the asset exchange agreement, the Company also entered into reciprocal TBAs. Pursuant to these TBAs, on November 1, 2006, each party to the transaction commenced operations of their respective radio station. The Company included the net revenues and station operating expenses associated with operating WSWD-FM in the Company’s consolidated financial statements for the years ended December 31, 2007 and 2006. Under the asset purchase agreement and the TBA, there were very few employees hired and a minimal number of contracts assumed.

The fair value of the assets acquired in exchange for the assets disposed, resulted in a fair value of $31.0 million.  WSWD-FM, together with the other acquired Cincinnati radio station assets as described below, was disposed of on March 14, 2008, in connection with the exchange transaction described above. The WSWD-FM assets acquired were not amortized during the years ended December 31, 2008 and 2007 as these assets were part of a disposal group.

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

Austin, Texas; Cincinnati, Ohio; And Memphis, Tennessee, Acquisition

On November 30, 2007, the Company acquired the assets of 11 radio stations serving the Memphis, Austin and Cincinnati radio markets for a purchase price of $220.0 million in cash. The funds used to complete this transaction were borrowed under the Company’s senior credit facility. The Company recorded $2.8 million of goodwill, which amount is fully deductible for income tax purposes. On November 1, 2006, the Company commenced operations of these radio stations (other than WGRR-FM as described in the exchange transaction above) under a TBA. The net revenues, station operating expenses and TBA fees associated with operating these stations were included in the consolidated financial statements for the years ended December 31, 2007 and 2006.  With this acquisition, the Company entered into two new radio markets: Austin and Cincinnati (the Company exited the Cincinnati market in February 2007). In Memphis, the acquisition of three radio stations added to the three radio stations that the Company currently owns and operates in this market.  The Company believes that this acquisition provided: (1) an opportunity to increase the market share of the Memphis radio stations; (2) an improvement in the Company’s geographical diversity; and (3) an improvement in the Company’s ability to compete more effectively on a national basis.

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

Included in the above acquisition were: (1) assets of $119.3 million contained in a deconsolidated subsidiary that comprised four radio stations in Cincinnati; and (2) assets of $20.1 million acquired and held for sale for one station in Austin, KLQB-FM (formerly KXBT-FM). These assets were not amortized during the years ended December 31, 2008 and 2007 as these assets were part of a disposal group in accordance with accounting guidelines.

Rochester, New York, Acquisition

On November 30, 2007, the Company acquired the assets of four radio stations serving the Rochester radio market for a purchase price of $42.0 million in cash. The funds used to complete this transaction were borrowed under the Company’s senior credit facility. The Company recorded $0.7 million of goodwill, which amount is fully deductible for income tax purposes. The acquisition of these four radio stations added to the four radio stations that the Company currently owns and operates in this market.

The FCC imposes specific limits on the number of commercial radio stations an entity can own in a single market. Due to these restrictions, the Company cannot own or operate more than five FM radio stations in this market. In addition, the Company is required to meet certain requirements under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  In connection therewith, the Company agreed with the U.S. Department of Justice to divest three FM radio stations in this market.  See Note 4 for a discussion of the disposition in Rochester, New York, on July 14, 2008. Upon the divestiture of three radio stations, the Company owns and operates five radio stations in the Rochester, New York, market.  The Company believes that this acquisition, net of the disposition, provides enhanced revenue opportunities and operating efficiencies for the Rochester radio station cluster.

For this acquisition, the aggregate purchase price, including transaction costs of $0.1 million, was allocated as follows:

Description	Amount	Useful Lives
	(in thousands)

Equipment	$1,557	3 to 15 years
Furniture and equipment	122	5 years
Total tangible assets	1,679

Advertiser lists and customer relationships	27	3 years
Acquired advertising contracts	209	less than 1 year
Broadcasting licenses	21,387	non-amortizing
Goodwill	704	non-amortizing
Total intangible assets	22,327

Assets acquired and held for sale	18,116	non amortizing

Total assets	42,122
Asset retirement liability	25	less than 1 year
Total purchase price	$42,097

The following is a summary of the transactions that affected the Rochester market:

Radio Stations	Transaction
WCMF-FM; WPXY-FM; WRMM-FM and WZNE-FM	Company acquired on November 30, 2007
WFKL-FM; WRMM-FM and WZNE-FM	Company disposed on July 14, 2008

Supplemental Pro Forma Information

The following unaudited supplemental pro forma information presents the consolidated results of operations as if any acquisitions, which occurred during the period as of January 1, 2009 and as of January 1, 2008, had all occurred as of the beginning of each period presented, after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions occurred as of January 1, 2008. For purposes of this presentation, the data does not reflect on a pro forma basis dispositions of radio stations (other than the disposition of: (1) a radio station in Cincinnati (WGRR-FM) as the Company never operated this station; and (2) the disposition of radio stations in Seattle and Cincinnati as this disposition was in exchange for the assets in San Francisco as described in Note 4).  In addition, the tables reflect, on a pro forma basis, information as if the discontinued operations in Rochester were not discontinued. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Years Ended December 31,
	2009	2008
	(amounts in thousands, except per share data)
		(unaudited)
	Actual	Proforma

Net revenues	$372,432	$440,262
Net income (loss)	$5,398	$(526,801)
Net income (loss) per common share - basic and diluted	$0.15	$(14.32)

5.             INVESTMENTS

The Company’s investment strategy is to seek long-term strategic investments to enhance its core business. The investments, noted in the table below, are comprised primarily of equity securities for which the Company does not have the ability to exercise significant influence over the operating and financial policies of the investee. These investments are classified as available-for-sale and are carried at fair value based upon quoted market prices or historical cost when quoted market prices are unavailable. The net unrealized gain or loss, net of taxes (benefit), on these investments is reported in the statements of comprehensive income (loss) and as a separate component of shareholders’ equity. Any net realized gains or losses are reported in the statements of operations.

The following table summarizes the activities of the Company’s investments for the years ended December 31, 2009, 2008 and 2007:

Investments
(amounts in
thousands)

Balance at December 31, 2006	$4,867
Additional investment	68
Recovery of investment	(8)
Divestiture of investment	(2,605)
Fair value or cost adjustments	(421)
Balance at December 31, 2007	1,901
Additional investment	6
Recovery of investment	(9)
Divestiture of investment	(345)
Fair value or cost adjustments	(154)
Balance at December 31, 2008	1,399
Recovery of investment	(19)
Divestiture of investment	(20)
Fair value or cost adjustments	(966)
Balance at December 31, 2009	$394

For those investments carried at cost, the Company does not estimate fair value unless events or circumstances arise that indicate a change in the fair value of the investment.  At December 31, 2009, in conjunction with the preparation of its financial statements, the Company concluded it had an event that required an assessment of its investment carried at cost. As a result of this assessment, the Company recorded an impairment of $1.0 million to its consolidated statement of operations for the year ended December 31, 2009. In the statements of comprehensive income (loss), for the year ended December 31, 2008, the Company recorded an unrealized gain of $0.1 million (net of an income tax benefit of $0.1 million) and for the year ended December 31, 2007, the Company recorded an unrealized loss of $0.3 million (net of an income tax benefit of $0.1 million).

Unrealized Gains And Losses As Of December 31, 2009, 2008 and 2007

The following chart reflects the aggregate related fair value of investments, with unrealized gains and or losses that were segregated by the time period over which the investments were in an unrealized gains and/or losses position, including those cost method investments not evaluated for impairment:

December 31, 2009
(amounts in thousands)
Aggregate Fair Value Of Investments
	Total	With Unrealized Gains And/Or (Losses)
	Aggregate	Unrealized Gains		Unrealized (Losses)
	Fair Value Of	Less Than	1 year	Less Than	1 year
	Investments	1 Year	Or Greater	1 Year	Or Greater
Investments carried at fair value	$—	$—	$—	$—	$—
Investments at cost where fair value was not estimated	394	—	—	(966)
Investments reflected under the equity method	—	—	—	—	—
	$394	$—	$—	$(966)	$—

December 31, 2008
(amounts in thousands)
Aggregate Fair Value Of Investments
	Total	With Unrealized Gains And/Or (Losses)
	Aggregate	Unrealized Gains		Unrealized (Losses)
	Fair Value Of	Less Than	1 year	Less Than	1 year
	Investments	1 Year	Or Greater	1 Year	Or Greater
Investments carried at fair value	$—	$—	$—	$—	$—
Investments at cost where fair value was not estimated	1,399	—	—	(154)	—
Investments reflected under the equity method	—	—	—	—	—
	$1,399	$—	$—	$(154)	$—

	December 31, 2007
	(amounts in thousands)
		Aggregate Fair Value Of Investments
	Total	With Unrealized Gains And/Or (Losses)
	Aggregate	Unrealized Gains		Unrealized (Losses)
	Fair Value Of	Less Than	1 year	Less Than	1 year
	Investments	1 Year	Or Greater	1 Year	Or Greater
Investments carried at fair value	$345	$—	$203	$(421)	$—
Investments at cost where fair value was not estimated	1,556	—	—	—	—
Investments reflected under the equity method	—	—	—	—	—
	$1,901	$—	$203	$(421)	$—

6.             DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets, including definite-lived intangible assets, consist of the following as of December 31, 2009 and 2008:

	December 31,
	2009	2008	Period Of Amortization
	(amounts in thousands)

Debt issuance costs less accumulated amortization of $6,762 in 2009 and $6,623 in 2008	$3,756	$5,775	Term of Debt
Software costs less accumulated amortization of $7,712 in 2009 and $6,418 in 2008	1,280	2,454	3 years
Deferred contracts and other agreements less accumulated amortization of $876 in 2009 and $761 in 2008	743	857	Term of contracts
Leasehold premium less accumulated amortization of $1,026 in 2009 and $937 in 2008	706	795	Term of Lease
Advertiser lists and customer relationships less accumulated amortization of $615 in 2009 and $575 in 2008	41	81	3 Years
Permits, patents and trademarks less accumulated amortization of $11 in 2009 and $9 in 2008	2	4	5 years
Prepaid assets - long-term	1,421	1,600	Not applicable
Deposits - long-term	393	—	Not applicable
Note receivable - long-term	144	142	Not applicable
Total	$8,486	$11,708

The amounts of the amortization expense for deferred charges and other assets, including amortization expense of definite-lived intangible assets as discussed in Note 3 and deferred financing expense, were $3.1 million, $5.8 million and $3.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization expense includes the amortization of computer software costs with an amortization period of three years. The amortization of software costs was $1.3 million, $1.2 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented.

The following table presents the Company’s estimate of amortization expense, for each of the five succeeding years ended December 31, for deferred charges and other assets:

(amounts in
Years ending December 31,	thousands)
2010	$2,743
2011	1,833
2012	881
2013	162
2014	109
Thereafter	800
Total	$6,528

7.             INCOME TAXES (BENEFIT)

Expected And Reported Income Taxes (Benefit)

Income tax expense (benefit) computed using the United States federal statutory rates is reconciled to the reported income tax expense (benefit) as follows:

	Years Ended December 31,
	2009	2008	2007
	(amounts in thousands)

Federal statutory income tax rate	35%	35%	35%

Computed tax expense (benefit) at federal statutory rates on income (loss) before income taxes (benefit)	$59	$(260,810)	$(2,695)
State income tax expense (benefit), net of federal benefit	176	(32,042)	435
Increase (decrease) in valuation allowance (federal and state)	—	59,366	—
Change in state income tax rates	—	—	2,910
Decrease in valuation allowance for change in federal net operating loss carryback rules	(6,696)
Nondeductible expenses and other	932	886	539
State income tax credit associated with the relocation of studio facilities	—	—	(494)
Income taxes (benefit) from continuing operations	$(5,529)	$(232,600)	$695

Effective Tax Rate (Benefit)

The Company’s tax benefit for the year ended December 31, 2009 as a percentage of pre-tax income was not numerically relevant. The Company’s tax rate (benefit) for the years ended December 31, 2008 and 2007, was (31.2)% and 9.0%, respectively. The differences between the federal statutory tax rate of 35% and the effective tax rates are primarily due to: (1) valuation allowances; (2) state tax provisions; and (3) permanent differences that are not fully deductible for tax purposes such as meals and entertainment.

For the year ended December 31, 2009, the effective income tax benefit of $5.5 million primarily resulted from a change in tax legislation during the fourth quarter of 2009 that allowed net operating losses to be carried back for up to five years rather than two years. As a result, the Company applied for a $7.0 million tax refund using its 2008 net operating loss. Included in the $7.0 million tax refund was the realization of $0.3 million in dividend equivalent payments, which were recorded as an increase to paid-in-capital. Due to the expected refund from the Internal Revenue Service, the Company’s full valuation allowance against this deferred tax asset was removed.  The Company also recorded the expected refund from the Internal Revenue Service as prepaid and refundable income taxes.

For the year ended December 31, 2008, the effective income tax benefit was negatively impacted by an increase of $59.4 million in the valuation allowance. The effective income tax rate in 2007 was negatively impacted by a discrete item of tax of $2.9 million due to the commencement of operations in 2007 in states which on average have higher income tax rates than in states in which the Company previously operated and the resulting effect on previously reported temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities.

For all years, the effective income tax rate (benefit) was impacted by: (1) the effect of permanent differences between income subject to income tax for book and tax purposes; (2) limits on the deduction of certain compensation expense; (3) income taxes in certain states where the states’ current taxable income is dependent on factors other than the Company’s consolidated net income; and (4) the effect of recording changes in the Company’s liabilities for uncertain tax position. The effective tax rate in 2007 was favorably impacted by a deferred tax asset of $0.5 million (net of a valuation allowance of $0.7 million) from a state income tax credit that resulted from the relocation of certain studio facilities in that state.

The fluctuations in the effective annual rate for these years was also due to: (1) changes in the level of income or loss in any of the Company’s taxing jurisdictions; (2) changes in the statutes and rules applicable to taxable income in the jurisdictions in which the Company operates; (3) changes in the expected outcome of tax audits; (4) changes in the estimate of expenses that are not deductible for tax purposes; and (5) additional states in which the Company conducts business.

An impairment loss will result in an income tax benefit (before any valuation allowance) during the period incurred as the amortization of broadcasting licenses and goodwill is deductible for income tax purposes.  For the years ended December 31, 2009, 2008 and 2007, the Company recorded an income tax benefit of $26.7 million, $328.4 million and $33.0 million, respectively. The Company recorded a full valuation allowance against the income tax benefit in 2009 and 2008.

Income Tax Expense

Income tax expense (benefit) from continuing operations for the years ended December 31, 2009, 2008 and 2007 is summarized as follows:

	Years Ended December 31,
	2009	2008	2007
	(amounts in thousands)

From continuing operations:
Current:
Federal	$(5,800)	$—	$(8,549)
State	271	—	(384)
Total current	(5,529)	—	(8,933)

Deferred:
Federal	—	(183,304)	8,575
State	—	(49,296)	1,053
Total deferred	—	(232,600)	9,628

Total income taxes (benefit) from continuing operations	$(5,529)	$(232,600)	$695

Income tax expense (benefit) from discontinued operations for the years ended December 31, 2009, 2008 and 2007 is summarized as follows:

	Years Ended December 31,
	2009	2008	2007
	(amounts in thousands)
From discontinued operations:
Current:
Federal	$—	$—	$8
State	—	—	1
Total current	—	—	9

Deferred:
Federal	—	(1,450)	—
State	—	(392)	—
Total deferred	—	(1,842)	—

Total income taxes (benefit) from discontinued operations	$—	$(1,842)	$9

Income Tax Payments, Refunds

The Company made income tax payments of $0.2 million, less than $0.1 million and $0.5 million, respectively, for the years ended December 31, 2009, 2008 and 2007.

Income Tax Refunds

As a result of tax legislation during the fourth quarter of 2009 that allows the Company to carryback its 2008 net operating loss for five years rather than for two years, the Company recorded $7.0 million under prepaid and refundable income taxes as the Company expects to recover this amount in the first half of 2010 for income taxes previously paid.

In 2008, the Company received $14.6 million in income tax refunds that was primarily comprised of: (1) $8.4 million in previously paid taxes as a result of a 2007 federal net operating loss carryback; and (2) $6.2 million in refunds related to federal and state estimated tax prepayments.

Net Operating Loss Carryforwards

As of December 31, 2009, the Company has: (1) federal net operating loss carryforwards of $48.0 million, which expires in 2029; and (2) state net operating loss carryforwards of $51.1 million, which expire between 2016 and 2029.  In addition the Company has: (1) federal and state capital loss carryforwards of $5.2 million, which expire between 2010 and 2013; and (2) a state tax income tax credit of $1.2 million that expires in 2017. The tax loss carryforwards presented above exclude $0.8 million of windfall tax benefits that will be recorded to paid-in-capital when realized. Utilization in future years of the net operating loss carryforwards may be subject to limitations due to the changes in ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

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

The tax effects of significant temporary differences that comprise the net deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
	(amounts in thousands)
Deferred tax assets:
Employee benefits	$1,380	$1,518
Deferred compensation	494	550
Provision for doubtful accounts	1,300	1,759
Deferred income	310	534
Other	84	—
Total current deferred tax assets before valuation allowance	3,568	4,361
Valuation allowance	(3,568)	(4,201)
Total current deferred tax assets - net	—	160
Broadcasting licenses and goodwill	23,489	43,371
Share-based compensation	4,536	5,099
Investments - impairments	2,040	2,038
Lease rental obligations	1,353	1,353
Deferred compensation	2,092	1,460
State income tax credits	1,248	1,248
Federal and state income tax loss carryforwards	20,131	8,830
Deferred income	—	291
Derivative financial instruments	5,292	5,998
Other	591	435
Total non-current deferred tax assets before valuation allowance	60,772	70,123
Valuation allowance	(47,347)	(63,248)
Total non-current deferred tax assets - net	13,425	6,875
Total deferred tax assets	$13,425	$7,035

Deferred tax liabilities:
Other	$—	$(160)
Total current deferred tax liabilities	—	(160)
Deferral of gain recognition on the extinguishment of debt	(8,197)	—
Property, equipment and certain intangibles (other than broadcasting licenses and goodwill)	(5,228)	(6,875)
Total non-current deferred tax liabilities	(13,425)	(6,875)
Total deferred tax liabilities	$(13,425)	$(7,035)

Total net deferred tax assets (liabilities)	$—	$—

Valuation Allowance For Deferred Tax Assets

As a result of incurring cumulative losses by the Company over the past several years, the Company established a full valuation allowance (effective since the third quarter of 2008) against total net deferred tax assets. As of December 31, 2009, the valuation allowance of $50.9 million includes $5.3 million for income tax benefits recorded in other comprehensive income (loss).

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

The Company has certain non-current deferred tax assets, subject to a valuation allowance, that are related to the issuance of awards under the Entercom Equity Compensation Plan (the “Plan”) as described under Note 15, Share-Based Compensation.  The Company adjusts the deferred tax assets when the share-based award expires.  The Company may not fully realize the deferred tax assets upon the expiration of awards as the price of the Company’s Class A common stock may be less at the time the award vests or is exercised, as compared to the price of the award at the time the award was granted.

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

The following table presents the changes in the deferred tax asset valuation allowance for the years ended December 31, 2009, 2008 and 2007:

		Additions
		(Deletions)	Additions
		Charged/	(Deletions)
		(Credited)	Charged/
	Balance At	To Costs	(Credited)	Deductions	Balance At
	Beginning	And	To	From	End Of
Year Ended	Year	Expenses	Other	Reserves	Year
	(amounts in thousands)
December 31, 2009	$67,449	$(6,696)	$(1,181)	$(8,657)	$50,915
December 31, 2008	1,610	59,366	6,473	—	67,449
December 31, 2007	845	765	—	—	1,610

Liabilities For Uncertain Tax Positions

The Company provides for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions that the Company has taken or expects to take on tax returns.  Financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts.

The Company reevaluates these uncertain tax positions on a quarterly basis or when new information becomes available to management. These reevaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to the tax accrual.

The Company classifies interest related to income tax liabilities as income tax expense, and penalties are recognized as a component of income tax expense. The income tax liabilities and accrued interest and penalties are presented as noncurrent liabilities as payments are not anticipated within one year of the balance sheet date. These noncurrent income tax liabilities are recorded in other long-term liabilities in the consolidated balance sheets.

As of December 31, 2009 and 2008, the Company’s liabilities for uncertain tax positions were $5.3 million (includes interest and penalties of $1.8 million) and $4.3 million (includes interest and penalties of $1.5 million), respectively, which amounts were recorded as long-term liabilities in the balance sheets.  For the years ended December 31, 2009, 2008 and 2007, the expense for uncertain tax positions (including interest and penalty expense) was $1.0 million, $0.1 million and $0.2 million, respectively, which amounts were reflected in the consolidated statements of operations as an increase to income tax expense. The interest and penalties included in the above expense for uncertain tax positions for the years ended December 31, 2009, 2008 and 2007 was $0.3 million, $0.1 million and $0.2 million, respectively. The Company reviews its estimates on a quarterly basis and any change in its liabilities for uncertain tax positions will result in an adjustment to its income tax expense in the statement of operations in each period measured.

On January 1, 2007, upon adoption of accounting guidance for uncertain tax positions, the Company recorded $1.8 million in expense that was charged to retained earnings (net of taxes) as a cumulative effect of an accounting change to the Company’s retained earnings. Of this amount, $1.1 million (net of taxes) represented interest and penalties. Together with the previously recorded tax contingencies of $2.2 million as of December 31, 2006, the Company’s liabilities upon adoption were $4.0 million as of January 1, 2007.

The following table presents the gross amount of changes in unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
	(amounts in thousands)

Beginning of year balance	$(3,406)	$(3,360)	$(3,516)
Prior year positions
Gross Increases	(1,185)	(79)	—
Gross Decreases	—	33	63
Current year positions
Gross Increases	(308)	—	(95)
Gross Decreases	—	—	188
Settlements with tax authorities	—	—
Reductions due to statue lapse	398	—
End of year balance	$(4,501)	$(3,406)	$(3,360)

The gross amount of the Company’s unrecognized tax benefits as of December 31, 2009, 2008 and 2007 was $4.5 million, $3.4 million and $3.4 million, respectively, which, if recognized, would impact the Company’s effective income tax rate in the period of recognition. The above table includes a liability of $0.3 million as of December 31, 2009 that was reflected as an offset to a deferred tax asset. The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons including the expiration of statutes of limitations, audit settlements, tax examination activities. As of December 31, 2009, there are certain unrecognized tax benefits of $1.2 million that over the next twelve months are subject to the expiration of various statutes of limitation.  The Company believes that the total amount of unrecognized tax benefits will significantly decrease over the next twelve months.

Federal And State Income Tax Audits

The Company is subject to federal and state income tax audits from time to time that could result in proposed assessments. The Company cannot predict with certainty how these audits will be resolved and whether the Company will be required to make additional tax payments, which may or may not include penalties and interest. The Company is currently under audit by the Internal Revenue Service for the tax years of 2004 through 2008. For most states where the Company conducts business, the Company is subject to examination for the preceding three to six years. In certain states, the period could be longer.

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

8.             LONG-TERM DEBT

Long-term debt, including finance method lease obligations, was comprised of the following at December 31, 2009 and 2008:

	December 31,
	2009	2008
	(amounts in thousands)

Revolver, due June 30, 2012 (A)	$359,000	$350,000
Term Loan, with quarterly principal payments beginning September 2009 (A)	370,000	400,000
Senior Subordinated Notes, due March 1, 2014 (B)	6,579	83,500
Finance Method Lease Obligations (C)	12,610	—
Other	173	197
Total	748,362	833,697
Current amount of long-term debt	(80,024)	(30,023)
Total long-term debt	$668,338	$803,674

(A) Senior Debt

Credit Agreement (the “Bank Facility”)

In June 2007, the Company entered into a credit agreement with a syndicate of lenders (currently 33 different lenders as of December 31, 2009) for a $1,050 million senior secured credit facility that matures on June 30, 2012.  The Bank Facility is comprised of $650 million in revolving credit (the “Revolver”) and a $400 million term loan (“Term Loan”). The Company is required to make payments of the Term Loan (from and after September 30, 2009) in quarterly amounts starting at $15 million and ultimately increasing to $60 million.

During March 2010, the Company amended (the “Amendment”) its Bank Facility with certain key terms, as defined within the Bank Facility, revised as follows:

•      Depending on the Consolidated Leverage Ratio (Consolidated Funded Indebtedness to Consolidated Operating Cash Flow), the Company may elect a rate equal to a choice of: (1) the Eurodollar Rate plus fees that can range from 0.5% to 2.5%; or (2) the Base Rate plus fees that can range from 0.0% to 1.5%, where the Base Rate is the highest of: (a) the Federal Funds Rate plus 0.5%; (b) the Eurodollar Rate plus 1.0%; and (c) the Prime Rate;

•      During periods when the Consolidated Leverage Ratio exceeds six times, the Company is restricted in its ability to take certain actions, including but not limited to, the payment of dividends and the repurchase of its stock;

•      Certain restrictions and limitations on acquisitions and investments; and

•      A maximum Consolidated Leverage Ratio that cannot exceed seven times in 2010 and which ratio decreases quarterly in increments in 2011 to a ratio of six times.

As of December 31, 2009, the undrawn amount of the Revolver was $289.5 million. The amount of the Revolver available to the Company is a function of covenant compliance at the time of borrowing.  Based on the Company’s financial covenant analysis as of December 31, 2009 when the Consolidated Leverage Ratio as calculated under the Amendment was 5.9x, the Company would be limited to borrowings significantly less than the undrawn limit unless such borrowings were used to repay indebtedness or for transactions that increase cash flow for purposes of covenant calculation. The Company plans to use the Revolver and cash flow from operations to fund the amortization of the Term Loan.

Management believes that over the next 12 months the Company will continue to maintain its compliance with these covenants. Management also believes that cash on hand and cash from operating activities, together with available borrowings under the Revolver, will be sufficient to permit the Company to meet its liquidity requirements over the next 12 months, including the Company’s scheduled debt repayments. While the Company’s operating cash flow has been reduced from prior periods during the recent economic downturn, it has remained positive and adequate to fund the Company’s operating needs. As a result, the Company has not been required to rely upon, and the Company does not anticipate having to rely upon, it’s Revolver to fund the Company’s operations.

The Bank Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly owned subsidiaries. In addition, the Bank Facility as amended is secured by a lien on all of the

Company’s assets, other than real property. The Bank Facility requires the Company to comply with certain financial covenants and leverage ratios (defined terms within the agreement), which are as follows:

•      a maximum Consolidated Leverage Ratio that was revised under the Amendment and is described above (prior to the Amendment, the Consolidated Leverage Ratio consisted of Consolidated Funded Indebtedness to not exceed six times Consolidated Operating Cash Flow); and

•      a minimum Consolidated Interest Coverage Ratio of Consolidated Operating Cash Flow to Consolidated Interest Charges of two times.

The Company’s ability to maintain compliance with its covenants will be highly dependent on the Company’s results of operations as the economy recovers from the recent economic downturn and, to the extent necessary, the Company’s ability to implement remedial measures such as further reductions in operating costs.  If the Company were to enter into an agreement with its lenders for covenant compliance relief, or obtain other funding or additional financing, such relief or additional financing could result in higher interest expense. Amending the Company’s Bank Facility or obtaining other funding or additional financing prior to the expiration of the current agreement will be essential as the Revolver will be due as a balloon payment upon the expiration of the Bank Facility on June 30, 2012.

In addition, based on the Company’s Consolidated Leverage Ratio, the interest rate under the Bank Facility was revised under the Amendment as described above.  Prior to the Amendment the interest rate was: (i) the Eurodollar rate plus a rate that ranges from 0.50% to 1.13%; or (ii) the greater of prime rate plus a rate that ranges from 0.0% to 0.13% or the federal funds rate plus a rate that ranges from 0.50% to 0.63%. The Company also pays a commitment fee that varies, depending on the Company’s Consolidated Leverage Ratio and the amount of the unused commitment, to a maximum of 0.50% per year (prior to the Amendment, it was a maximum of 0.35% per year) on the average unused balance of the Revolver.

The weighted average interest rate under the senior debt as of December 31, 2009 and 2008, before taking into account the subsequent year’s impact of the Company’s outstanding derivative interest rate instruments, was 1.4% and 1.5%, respectively.

As of December 31, 2009, the Company had $3.3 million of unamortized deferred financing expenses outstanding related to the Bank Facility and the Company expects to incur estimated additional costs of approximately $5.2 million in connection with the Amendment.

Former Credit Agreement (the “Former Facility”)

The Former Facility (as amended) provided for a $900 million Revolver that was secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s 100% owned subsidiaries. The Former Facility required the Company to comply with certain financial covenants and leverage ratios which were defined terms within the agreement, including: (1) Consolidated Total Debt to Consolidated Operating Cash Flow; (2) Consolidated Operating Cash Flow to Consolidated Interest Expense; and (3) Consolidated Operating Cash Flow to Consolidated Fixed Charges. Upon the occurrence of certain events, the Company’s borrowing costs could increase to a maximum of: (i) the Eurodollar rate plus 1.50%; or (ii) the greater of the prime rate plus 0.5% or the federal funds rate plus 1.0%. The interest payable on the Eurodollar rate was payable at the end of the selected duration. The Company also paid a commitment fee that varied, depending on certain financial covenants and the amount of the unused commitment, to a maximum of 0.375% per annum on the average unused balance of the Former Facility.

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

(B) 7.625% Senior Subordinated Notes

During the years ended December 31, 2009 and 2008, the Company repurchased $76.9 million and $66.5 million, respectively, of its $150.0 million Notes due March 1, 2014. For the years ended December 31, 2009 and 2008, the Company recorded in the statements of operations a gain on the extinguishment of debt of $20.8 million and $6.9 million, respectively, net of write-offs of deferred financing costs of $0.8 million and $0.9 million, respectively. The Notes outstanding as of December 31, 2009 were $6.6 million.

On March 8, 2010, the Company redeemed at par all of the remaining $6.6 million Notes outstanding.

In March 2002, the Company issued $150.0 million of these Notes and received net proceeds of $145.7 million. There was approximately $4.3 million in deferred offering costs recorded in connection with the sale, which is amortized to interest expense over the life of the Notes using the effective interest rate method. Interest on the Notes accrues at the rate of 7.625% per annum and is payable semi-annually in arrears on March 1 and September 1. Effective March 1, 2010, the Notes may be redeemed at a redemption price of 100.0% of their principal amount plus accrued interest. The Notes are unsecured and rank junior to the Company’s senior indebtedness. In addition to the parent, Entercom Communications Corp., all of the Company’s other subsidiaries have fully and unconditionally guaranteed jointly and severally these Notes (the “Subsidiary Guarantors”) (see Note 8 (G) Guarantor Financial Information). Under certain covenants, the Subsidiary Guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Notes, and the Subsidiary Guarantors cannot incur additional indebtedness under certain restrictive covenants.

(C) Finance Method Lease Obligations

In September 2009, the Company entered into an agreement to sell certain tower facilities and lease back most of these tower sites for use by the Company’s radio stations.  This transaction is accounted for under the finance method as described more fully under Note 9, Financing Method Lease Obligations.

(D) Interest Rate Transactions

The Company enters into interest rate transactions with different lenders to diversify its risk associated with interest rate fluctuations against the variable rate debt under the Bank Facility. See Note 10 for the accounting for these transactions. Under these transactions, the Company agrees with other parties (participating members of the Company’s Bank Facility) to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt.

The Company’s credit exposure under these hedging agreements, or similar agreements the Company may enter into in the future, is the cost of replacing such agreements in the event of non-performance by the Company’s counter-party. To minimize this risk, the Company selects high credit quality counter-parties.  For those interest rate transactions with the same counterparty, a master netting agreement exists which, under certain circumstances, allows the Company and the counterparty to settle financial assets and liabilities on a net basis.

(E) Aggregate Principal Maturities

Aggregate principal maturities on the Company’s outstanding debt are as follows:

			Finance
		Senior	Method
	Senior	Subordinated	Lease
	Debt	Debt	Obligations	Total
	(amounts in thousands)
Years ending December 31:
2010	$80,024	$—	—	$80,024
2011	170,027	—	—	170,027
2012	479,029	—	—	479,029
2013	30	—	12,610	12,640
2014	28	6,579	—	6,607
Thereafter	35	—	—	35
Total	$729,173	$6,579	$12,610	$748,362

(F) Outstanding Letters Of Credit

The Company is required to maintain a letter of credit, primarily in connection with insurance coverage as described in Note 12.  As of December 31, 2009, the amount of the outstanding letter of credit was $1.5 million.

(G) Guarantor and Non-Guarantor Financial Information

Entercom Radio, LLC (“Radio”), which is a wholly-owned subsidiary of Entercom Communications Corp., holds the ownership interest in various subsidiary companies that own the operating assets, including broadcasting licenses, permits, authorizations and cash royalties.  Radio (1) is the borrower of the Company’s senior debt under the Bank Facility, described in Note 8(A); and (2) was the borrower of the Company’s Notes, described in Note 8(B).  Entercom Communications Corp. and each of its direct and indirect subsidiaries (other than Radio) is a guarantor under its Bank Facility and Entercom Communications Corp. and each of its direct and indirect subsidiaries (other than Radio) was a guarantor under its Notes.

Separate condensed consolidating financial information is not included as Entercom Communications Corp. does not have independent assets or operations, Radio is a 100% owned finance subsidiary of Entercom Communications Corp., and all guarantees by Entercom Communications Corp. and its subsidiaries are full, unconditional, joint and several under its Bank Facility and were full, unconditional, joint and several under its Notes.

Under the Bank Facility, Radio is permitted to: (i) make distributions to Entercom Communications Corp. in amounts as defined, which are required to pay Entercom Communications Corp.’s reasonable overhead costs, including income taxes and other costs associated with conducting the operations of Radio and its subsidiaries; and (ii) make certain investments in unrestricted subsidiaries.  Under the Company’s Notes, Radio is permitted to make distributions to Entercom Communications Corp. in amounts, as defined, that are required to pay Entercom Communications Corp’s overhead costs and other costs associated with conducting the operations of Radio and its subsidiaries.

9.             FINANCING METHOD LEASE OBLIGATIONS

In September 2009, the Company entered into an agreement to sell certain tower facilities for up to $12.6 million in cash and lease back most of these tower sites for use by the Company’s radio stations. In addition, the agreement provides for an earn-out whereby the Company can receive additional cash consideration for up to $2.0 million after 42 months, depending if the buyer meets certain revenue targets.  This transaction did not qualify as a sale for accounting purposes as the Company’s ability to share in future earn-outs is considered continuing involvement under accounting guidance. As a result, the Company classified this transaction as financing. Under the financing method: (1) the assets and accumulated depreciation remain on the consolidated balance sheet and continue to be depreciated; (2) no gain is recognized; (3) proceeds of $12.6 million received by the Company as of December 31, 2009 from these transactions are recorded as financing method lease obligations; and (4) transaction costs of $0.3 million as of December 31, 2009 are recorded as deferred financing expense, which will be amortized over 42 months. Payments under these leases over the partial lease term of 42 months are applied as payments of imputed interest at an approximate interest rate of 5.5%.  Once the Company has no continuing involvement, the Company expects to apply the accounting provisions for sale and leaseback accounting.  The earn-out component of this transaction will enable the Company to participate in the upside potential of these sites as the new owner (whose primary business is managing tower sites) is better suited to maximize the value of these sties through new third party tenants.

As of December 31, 2009, the Company received $12.6 million in cash that covered all of the tower facilities. For the year ended December 31, 2009, the Company recognized $0.1 million as interest expense associated with financing method lease obligations as lease payments commenced in October 2009.

The following table presents future minimum payments due under financing method leases as of December 31, 2009:

	December 31, 2009
	Principal	Interest	Total
	(amounts in thousands)
Years ending December 31,
2010	$—	$706	$706
2011	—	727	727
2012	—	749	749
2013	12,610	386	12,996
Total financing method lease obligations	12,610	2,568	15,178
Less current portion	—	706	706
Long term financing method lease obligations, net	$12,610	$1,862	$14,472

The following table presents property and equipment held under financing method leases, by major category, which represent components of property and equipment included in the balance sheet under property and equipment, as of December 31, 2009:

December 31,
2009
(amounts
in thousands)
Land and land improvements	$843
Building	358
Leasehold improvements	32
Equipment	3,863
Leasehold premium	885
Total	5,981
Less accumulated depreciation	(4,180)
Property and equipment held under financing method leases, net	$1,801

The portion of depreciation expense attributable to assets held under financing method leases was less than $0.1 million for the year ended December 31, 2009.

10.          DERIVATIVE AND HEDGING ACTIVITIES

The Company from time to time enters into derivative financial instruments, including interest rate hedging transactions, to manage its exposure to fluctuations in interest rates under the Company’s variable rate credit facility.

Accounting For Derivative Instruments And Hedging Activities

The Company recognizes at fair value all derivatives, whether designated in hedging relationships or not, in the balance sheet as either assets or liabilities. The accounting for changes in the fair value of a derivative, including certain derivative instruments embedded in other contracts, depends on the intended use of the derivative and the resulting designation. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects net income (loss). If a derivative does not qualify as a hedge, it is marked to fair value through the statement of operations.  Any fees associated with these derivatives are amortized over their terms. Under these derivatives, the differentials to be received or paid are recognized as an adjustment to interest expense over the life of the contract.

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

Hedge Accounting Treatment

During the year ended December 31, 2008, the Company entered into interest rate derivative transactions in the aggregate notional amount of $550.0 million, which were designated as a hedge against the Company’s variable rate senior debt. During the period of the hedging relationship, the Company’s variable rate debt is expected to be greater than the notional amount of the derivative rate hedging transactions. These transactions are tied to the one-month LIBOR interest rate. Under a fixed rate swap, the Company pays a fixed rate on a notional amount to the lender, and the lender pays to the Company a variable rate on the notional amount equal to the Company’s Eurodollar borrowing rate.  A collar establishes two separate agreements: an upper limit, or Cap, and a lower limit, or Floor, for the Company’s Eurodollar borrowing rate.

As of December 31, 2009, the Company had the following derivatives outstanding:

								Effective
								Date That	Notional
Type					Fixed			Notional	Amount
Of	Notional	Effective			LIBOR		Expiration	Amount	After
Hedge	Amount	Date		Collar	Rate		Date	Decreases	Decrease
	(amounts								(amounts
	(in millions)								(in millions)

Swap	$225.0	January 28, 2008		n/a	3.03%		January 28, 2011	January 28, 2010	$150.0
Collar	100.0	February 28, 2008	[	Cap	4.00%	]	February 28, 2011	n/a	n/a
				Floor	2.14%
Swap	125.0	March 28, 2008		n/a	2.91%		September 28, 2011	n/a	n/a
Swap	100.0	May 28, 2008		n/a	3.62%		May 28, 2012	n/a	n/a
Total	$550.0

For the years ended December 31, 2009 and 2008, the Company recorded the net change in the fair value of these derivatives as a gain of $1.8 million (net of a taxes of $1.2 million that was fully offset by a reduction in the valuation allowance as of December 31, 2009) and a loss of $15.3 million (net of a tax benefit of $6.0 million that was fully reserved as of December 31, 2008), respectively, to the statement of comprehensive income (loss) as these derivatives qualified for hedged accounting treatment. The fair value of these derivatives was determined using observable market-based inputs (a level two measurement) and the impact of the credit risk on a derivative’s fair value (the creditworthiness of the transaction’s counterparty for assets and the creditworthiness of the Company for liabilities).  The Company does not expect to reclassify any portion of this amount to the statement of operations over the next twelve months.

During the year ended December 31, 2007, the Company had no derivatives that qualified for hedge accounting treatment.

The following table presents the fair value of the derivatives outstanding as of December 31, 2009 and 2008:

		Fair Value
		December 31,	December 31,
	Balance Sheet	2009	2008
	Location	Asset (Liability)
		(amounts in thousands)
Designated Derivatives
Interest rate hedge transactions	Other Long Term Liabilities	$(13,432)	$(15,262)

The following is a summary of the gains (losses) related to the Company’s cash flow hedges for the years ended December 31, 2009, 2008 and 2007:

The following table presents the accumulated derivative gain (loss) recorded in the statements of other comprehensive income (loss) for the years ended December 31, 2009, 2008 and 2007:

Year Ended December 31, 2009

Amount Of
Type Of	Gain (Loss)	Location Of	Amount Of		Amount Of
Derivative	Recognized In	Gain (Loss)	Gain (Loss)	Location Of	Gain (Loss)
Designated	Other	Reclassified	Reclassified	Gain (Loss)	In Statement
As A	Comprehensive	From OCI To	From OCI To	In Statement	Of Operations
Cash Flow	Income (Loss)	Statement Of	Statement Of	Of	Due To
Hedge	(“OCI”)	Operations	Operations	Operations	Ineffectiveness
	(amounts in		(amounts in		(amounts in
	thousands)		thousands)		thousands)

Interest Rate	$1,830	Interest Expense	$—	Interest Expense	$—

Year Ended December 31, 2008

Type Of		Location Of	Amount Of		Amount Of
Derivative		Gain (Loss)	Gain (Loss)	Location Of	Gain (Loss)
Designated	Amount Of	Reclassified	Reclassified	Gain (Loss)	In Statement
As A	Gain (Loss)	From OCI To	From OCI To	In Statement	Of Operations
Cash Flow	Recognized In	Statement Of	Statement Of	Of	Due To
Hedge	OCI	Operations	Operations	Operations	Ineffectiveness
	(amounts in		(amounts in		(amount in
	thousands)		thousands)		thousands)

Interest Rate	$(15,262)	Interest Expense	$—	Interest Expense	$34

Year Ended December 31, 2007

Type Of		Location Of	Amount Of		Amount Of
Derivative		Gain (Loss)	Gain (Loss)	Location Of	Gain (Loss)
Designated	Amount Of	Reclassified	Reclassified	Gain (Loss)	In Statement
As A	Gain (Loss)	From OCI To	From OCI To	In Statement	Of Operations
Cash Flow	Recognized In	Statement Of	Statement Of	Of	Due To
Hedge	OCI	Operations	Operations	Operations	Ineffectiveness
	(amounts in		(amounts in		(amount in
	thousands)		thousands)		thousands)

Interest Rate	$—	Interest Expense	$—	Interest Expense	$162

	December 31,
	2009	2008	2007
	Assets (Liabilities)
	(amounts in thousands)

Accumulated derivative unrealized loss	$(13,432)	$(15,262)	$—

Non-Hedge Accounting Treatment

The Company had a derivative rate transaction with a notional amount of $30.0 million and an initial term of ten years that expired in February 2008.  This interest rate transaction effectively fixed the interest at a rate of 5.8% on borrowing equal to the total notional amount. For the years ended December 31, 2008 and 2007, the Company recorded to the consolidated statement of operations, gains of less than $0.1 million and $0.2 million, respectively, under net gain on derivative instruments. In addition, the Company has reflected these amounts in the consolidated statement of cash flows under net cash provided by operating activities.

11.          FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Of Financial Instruments Subject To Fair Value Measurements

The Company has determined the financial assets and liabilities subject to fair value measurement are: (1) available for sale securities as described under Note 5, Investments; (2) interest rate derivative transactions as described under Note 10, Derivative And Hedging Activities; (3) certain tangible and intangible assets subject to impairment testing as described in Note 3, Intangible Assets And Goodwill; and (4) financial instruments as described in Note 8, Long-Term Debt.

The fair value is the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy assigns the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). The three levels of the fair value hierarchy are as follows:

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.

Level 2 — Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date.

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments and includes in level 3 all of those whose fair value is based on significant unobservable inputs.

Recurring Fair Value Measurements

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009 and 2008. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

As Of December 31, 2009
Value Measurements At Reporting Date Using
Quoted Prices
In Active
		Markets For	Significant
		Identical	Other	Significant
		Assets Or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description	Assets (Liabilities)
(amounts in thousands)

Assets
Available For Sale Securities	$391	$—	$—	$391

Liabilities
Interest Rate Cash Flow Hedges	$(13,432)	$—	$(13,432)	$—

As Of December 31, 2008
Value Measurements At Reporting Date Using
Quoted Prices
In Active
		Markets For	Significant
		Identical	Other	Significant
		Assets Or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description	Assets (Liabilities)
(amounts in thousands)

Assets
Available For Sale Securities	$1,399	$—	$—	$1,399

Liabilities
Interest Rate Cash Flow Hedges	$(15,262)	$—	$(15,262)	$—

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

For the Company’s assets measured at fair value on a recurring basis using significant, unobservable inputs (level 3), the following is a reconciliation of the activity during the years ended December 31, 2009 and 2008:

	Total
	Available	Balance Sheet Location
	For Sale	Current
	Securities	Assets	Investments
	(amounts in thousands)
Assets
Balance as of December 31, 2007	$1,556	$—	$1,556
Purchases	6	—	6
Impairment of investment value	(154)	—	(154)
Recovery of investment value	(9)	—	(9)
Reclassification to current assets	—	23	(23)
Balance as of December 31, 2008	1,399	23	1,376
Divestiture of investment	(20)	(20)	—
Recovery of investment	(19)	—	(19)
Impairment of investment value	(966)	—	(966)
Balance as of December 31, 2009	$394	$3	$391

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis under the circumstances and events described in Note 3, Intangible Assets And Goodwill, and are adjusted to fair value only when the carrying values are more than the fair values.  As part of our step two goodwill impairment analysis, the Company reviewed the fair value of net property and equipment and other intangibles, net, and concluded that these assets were not impaired as the fair value of these assets equaled or exceeded their carrying values. The categorization of the framework used to price the assets is considered a level 3, due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 3, for the disclosure of certain key assumptions used to develop the unobservable inputs).

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis for the year ended December 31, 2009 along with the fair value measurement of the impairment loss recognized for the year ended December 31, 2009:

Non-Recurring Assets Subject To Fair Value Measurement

	For The Year Ended December 31, 2009
	Fair Value Measurements Using
		Quoted Prices
		In Active			For The Year
		Markets For	Significant		Ended
		Identical	Other	Significant	December 31,
		Assets Or	Observable	Unobservable	2009
		Liabilities	Inputs	Inputs	Impairment
Description	Total	(Level 1)	(Level 2)	(Level 3)	Loss
	(amounts in thousands)

Net property and equipment	$70,527	$—	$—	$70,527	$—
Other intangibles, net	722	—	—	722	—
Goodwill	38,168	—	—	38,168	6,882
Radio broadcasting licenses	707,852	—	—	707,852	60,794
Total	$817,269	$—	$—	$817,269	$67,676

Fair Value Of Financial Instruments Subject To Disclosures

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

(2) Senior debt under the Bank Facility: As of December 31, 2009 and 2008, the fair value of the Company’s senior debt was $675.8 million and $700.3 million, respectively, and the carrying value was $729.0 million and $750.0 million, respectively. The Company’s determination of the fair value was based on a risk adjusted rate.

(3) 7.625% Senior Subordinated Notes: The fair value of the Company’s Notes as of December 31, 2009 and 2008, was $6.0 million and $45.8 million, respectively, which was based on available market prices. As of December 31, 2009 and 2008, the carrying value of the Notes was $6.6 million and $83.5 million, respectively.

(4) Outstanding Letters of Credit: The Company had a letter of credit outstanding in the amount of $1.5 million as of December 31, 2009 and 2008. The Company does not believe it is practicable to estimate the fair value of this financial instrument and does not expect any material loss from the resolution since performance is not likely to be required.   During February 2010, the letter of credit was reduced to $0.7 million.

12.   CONTINGENCIES, COMMITMENTS AND GUARANTOR ARRANGEMENTS

Contingencies

The Company is subject to various outstanding claims that arose in the ordinary course of business and to other legal proceedings as described below. In the opinion of management, any potential liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

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

During January 2007, a suit seeking various damages was filed against the Company relating to an on-air contest. The claims, which were fully settled on October 29, 2009, were fully covered by the Company’s insurance policies. In connection with the settled claim, as of December 31, 2009, the Company recorded an insurance claim receivable from its insurance company of $16.5 million, along with a claim payable to the plaintiff of $16.5 million.  In January 2010, the plaintiff acknowledged full satisfaction of the judgment by the Company’s insurance carrier.

The Company could face increased costs in the form of fines and a greater risk that the Company could lose any one or more of its broadcasting licenses if the FCC concludes that programming broadcast by a Company station was obscene, indecent or profane and such conduct warrants license revocation.  The FCC’s authority to impose a fine for the broadcast of such material is $325,000 for a single incident, with a maximum fine of up to $3.0 million for a continuing violation. In the past, the FCC has issued Notices of Apparent Liability and a Forfeiture Order with respect to several of the Company’s stations proposing fines for certain programming which the FCC deemed to have been indecent. These cases are the subject of pending administrative appeals. The FCC has also investigated other complaints from the public that some of the Company’s stations broadcast indecent programming.  These investigations remain pending.  The FCC has also initiated an investigation into the suit related to the on-air contest as noted above.

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

The Company’s agreements with Broadcast Music, Inc. (“BMI”) and American Society of Composers, Authors and Publishers (“ASCAP”) each expired as of December 31, 2009. In January 2010, the Radio Music Licensing Committee, of which the Company is a participant, has filed motions in the New York courts against BMI and ASCAP on behalf of the radio industry, seeking interim fees and a determination of fair and reasonable industry-wide license fees.

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

The Company completed closing in 2009 on all of the tower sites (for further discussion, see Note 9, Financing Method Lease Obligations).

Termination Of Pending Disposition Of Radio Station In Portland, Oregon

In January 2009, the Company received $0.4 million as liquidated damages from a buyer as a result of the termination by the buyer of an asset purchase agreement and related TBA with the Company for the sale of KTRO-AM (formerly KKSN-AM).

Other

Rental expense is incurred principally for office and broadcasting facilities. Rental expense during the years ended December 31, 2009, 2008 and 2007 was approximately $12.4 million, $12.4 million and $12.0 million, respectively.  Certain of the leases contain clauses that provide for contingent rental expense based upon defined events such as cost of living adjustments and/or maintenance costs in excess of pre-defined amounts.  Rental expense does not include any payments made in connection with finance method lease obligations as described under Note 9.

The Company also has various commitments under the following types of contracts: (1) operating leases; (2) sports programming; (3) on-air talent; (4) music royalty fees; and (5) other contracts with aggregate minimum annual commitments as of December 31, 2009 as follows:

	Operating	Sports	On-Air	Other
	Leases	Programming	Talent	Contracts	Total
	(amounts in thousands)
Years ending December 31:
2010	$11,837	$17,612	$30,097	$14,151	$73,697
2011	11,091	16,266	19,879	14,775	62,011
2012	9,894	15,084	12,950	11,362	49,290
2013	8,341	16,000	6,875	3,624	34,840
2014	6,358	17,000	2,767	221	26,346
Thereafter	19,753	35,000	—	—	54,753
	$67,274	$116,962	$72,568	$44,133	$300,937

Guarantor Arrangements

The Company recognizes, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The following is a summary of agreements that the Company has determined is within the scope of guarantor arrangements:

•                  The Company enters into indemnification agreements in the ordinary course of business. Under these agreements, the Company typically indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has not recorded liabilities for these agreements as of December 31, 2009.

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

Financial Statements Of Parent As Guarantor

The condensed parent company’s financial data has been prepared in accordance with Rule 12-04 of Regulation S-X.  The parent company’s financial data includes the financial data of Entercom Communications Corp., excluding all subsidiaries (the “Parent Company”).

The Parent Company’s condensed financial data (other than the statements of shareholders’ equity as these statements are not condensed) has been prepared using the same accounting principles and policies described in the notes to the financial statements, with the only exception that Parent Company accounts for its investment in its subsidiaries using the equity method.

Entercom Radio, LLC (“Radio”), which is a wholly-owned subsidiary of Parent Company, holds the ownership interest in various subsidiary companies that own the operating assets, including broadcasting licenses, permits, authorizations and cash royalties.  Radio (1) is the borrower of the Company’s senior credit agreement (“Bank Facility”) as described in Note 8(A); and was the borrower of the Company’s Senior Subordinated 7.625%

Notes (“Notes”), described in Note 8(B).  The Parent Company and each of its direct and indirect subsidiaries (other than Radio) is a guarantor of such debt.

Under the Bank Facility and Notes, Radio is permitted to make distributions to Parent Company in amounts, as defined, which are required to pay Parent Company’s reasonable overhead costs, including income taxes and other costs associated with conducting the operations of Radio and its subsidiaries.

The following tables set forth the condensed financial data (other than the statements of shareholders’ equity as these statements are not condensed) of Parent Company:

•                  the balance sheets as of December 31, 2009 and 2008;

•                  the statements of operations for the years ended December 31, 2009, 2008 and 2007;

•                  the statements of comprehensive income (loss) for the years ended December 31, 2009, 2008 and 2007;

•                  the statements of shareholders’ equity for the years ended December 31, 2009, 2008 and 2007; and

•                  the statements of cash flows for the years ended December 31, 2009, 2008 and 2007.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED PARENT COMPANY BALANCE SHEETS

(amounts in thousands)

	2009	2008
ASSETS

Current Assets	$17,713	$1,607
Property And Equipment - Net	739	890
Deferred Charges And Other Assets - Net	2,545	3,696
Investment In Subsidiaries	131,309	111,050
TOTAL ASSETS	$152,306	$117,243

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities	$27,649	$6,277
Long Term Liabilities	10,705	10,709
Total Liabilities	38,354	16,986
Shareholders’ Equity:
Class A, B and C Common Stock	372	371
Additional Paid-In Capital	588,622	582,325
Accumulated Deficit	(461,610)	(467,177)
Accumulated Other Comprehensive Loss	(13,432)	(15,262)
Total shareholders’ equity	113,952	100,257
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$152,306	$117,243

ENTERCOM COMMUNICATIONS CORP.

CONDENSED PARENT COMPANY INCOME STATEMENTS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2009	2008	2007

NET REVENUES	$632	$626	$560

OPERATING (INCOME) EXPENSE:
Depreciation and amortization expense	1,389	1,255	641
Corporate general and administrative expenses	22,733	26,763	28,782
Net (gain) loss on sale or disposal of assets	(5)	—	19
Total operating expense	24,117	28,018	29,442
OPERATING LOSS	(23,485)	(27,392)	(28,882)

OTHER (INCOME) EXPENSE:
Interest expense	16	—	1
Interest and dividend income	(1)	(1)	(5)
Other income	(380)	(3,339)	(895)
(Gain) loss from equity investment in subsidiaries	(22,989)	725,199	(20,321)
TOTAL OTHER (INCOME) EXPENSE	(23,354)	721,859	(21,220)

LOSS BEFORE INCOME TAXES (BENEFIT)	(131)	(749,251)	(7,662)

INCOME TAXES (BENEFIT)	(5,529)	(232,600)	695
NET INCOME (LOSS)	$5,398	$(516,651)	$(8,357)

ENTERCOM COMMUNICATIONS CORP.

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2009	2008	2007

NET INCOME (LOSS)	$5,398	$(516,651)	$(8,357)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES (BENEFIT):

Net unrealized gain (loss) on investments, net of taxes of $86 in 2008 and a tax benefit of $145 in 2007	—	132	(276)

Net unrealized gain (loss) on derivatives, net of taxes (benefit) of $0 in 2009 and $0 in 2008	1,830	(15,262)	—

COMPREHENSIVE INCOME (LOSS)	$7,228	$(531,781)	$(8,633)

ENTERCOM COMMUNICATIONS CORP.

PARENT COMPANY STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2009, 2008 AND  2007

(amounts in thousands, except share data)

						Retained	Accumulated
	Common Stock				Additional	Earnings	Other
	Class A		Class B		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total

Balance, December 31, 2006	32,379,345	$324	8,046,805	$80	$641,889	$134,655	$144	$777,092
Net loss	—	—	—	—	—	(8,357)	—	(8,357)
Conversion of Class B common stock to Class A common stock	439,273	4	(439,273)	(4)	—	—	—	—
Accounting change, net of taxes	—	—	—	—	—	(1,850)	—	(1,850)
Compensation expense related to granting of stock options	—	—	—	—	212	—	—	212
Compensation expense related to granting of restricted stock units	488,677	5	—	—	9,059	—	—	9,064
Issuance of common stock related to an incentive plan	22,525	—	—	—	465	—	—	465
Exercise of stock options (including tax benefits)	21,585	—	—	—	559	—	—	559
Common stock repurchase	(2,176,039)	(22)	—	—	(54,979)	—	—	(55,001)
Purchase of vested employee restricted stock units	(42,666)	—	—	—	(1,290)	—	—	(1,290)
Payments of dividends of $1.52 per share	—	—	—	—	—	(57,992)	—	(57,992)
Net dividend equivalents on restricted stock units (net of forfeitures and payments)	—	—	—	—	—	(1,859)	—	(1,859)
Net unrealized loss on investments	—	—	—	—	—	—	(276)	(276)
Balance, December 31, 2007	31,132,700	311	7,607,532	76	595,915	64,597	(132)	660,767
Net loss	—	—	—	—	—	(516,651)	—	(516,651)
Compensation expense related to granting of stock options	—	—	—	—	425	—	—	425
Compensation expense related to granting of restricted stock units	478,075	5	—	—	8,236	—	—	8,241
Issuance of common stock related to an incentive plan	72,092	1	—	—	328	—	—	329
Common stock repurchase	(2,073,518)	(21)	—	—	(13,923)	—	—	(13,944)
Purchase of vested employee restricted stock units	(130,161)	(1)	—	—	(1,374)	—	—	(1,375)

ENTERCOM COMMUNICATIONS CORP.

PARENT COMPANY STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2009, 2008 AND  2007

(amounts in thousands, except share data)

						Retained
	Common Stock				Additional	Earnings	Other
	Class A		Class B		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total

Payments of dividends of $0.58 per share	—	—	—	—	(7,282)	(14,301)	—	(21,583)
Net dividend equivalents on restricted stock units (net of forfeitures and payments)	—	—	—	—	—	(822)	—	(822)
Net unrealized loss on derivatives	—	—	—	—	—	—	(15,262)	(15,262)
Net unrealized gain on investments	—	—	—	—	—	—	132	132
Balance, December 31, 2008	29,479,188	295	7,607,532	76	582,325	(467,177)	(15,262)	100,257
Net income	—	—	—	—	—	5,398	—	5,398
Conversion of Class B common stock to Class A common stock	150,000	1	(150,000)	(1)	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	485	—	—	485
Compensation expense related to granting of restricted stock units	796,824	8	—	—	6,380	—	—	6,388
Issuance of common stock related to an incentive plan	74,369	—	—	—	97	—	—	97
Common stock repurchase	(662,664)	(7)	—	—	(882)	—	—	(889)
Purchase of vested employee restricted stock units	(82,556)	—	—	—	(104)	—	—	(104)
Net dividend equivalents on restricted stock units (net of forfeitures and payments)	—	—	—	—	—	169	—	169
Realization of tax benefit for dividend equivalent payments	—	—	—	—	321	—	—	321
Net unrealized gain on derivatives	—	—	—	—	—	—	1,830	1,830
Balance, December 31, 2009	29,755,161	$297	7,457,532	$75	$588,622	$(461,610)	$(13,432)	$113,952

ENTERCOM COMMUNICATIONS CORP.

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2009	2008	2007

OPERATING ACTIVITIES:
Net cash used in operating activities	$(26,769)	$(16,073)	$(17,901)

INVESTING ACTIVITIES:
Additions to property and equipment	(209)	(449)	278
Deferred charges and other assets	(106)	(1,072)	(1,935)
Proceeds from investments in subsidiaries	83,563	92,046	74,751
Net cash provided by investing activities	83,248	90,525	73,094

FINANCING ACTIVITIES:
Retirement of senior subordinated notes	(55,272)	(58,633)	—
Purchase of the Company’s common stock	(889)	(13,944)	(55,001)
Proceeds from issuance of employee stock plan	82	278	396
Proceeds from the exercise of stock options	—	—	530
Purchase of vested restricted stock units	(104)	(1,375)	(1,290)
Payment of dividend equivalents on vested restricted stock units	(756)	(917)	(96)
Realization of tax benefit for dividend equivalents payments	321	—	—
Net cash used in financing activities	(56,618)	(74,591)	(55,461)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(139)	(139)	(268)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	505	644	912
CASH AND CASH EQUIVALENTS, END OF YEAR	$366	$505	$644

Accounting Policies

The Parent Company follows the accounting policies as described in Note 2 to the Consolidated Financial Statements of Entercom Communications Corp.

Debt — For a discussion of debt obligations of the Company, refer to Note 8 in the audited consolidated statements included elsewhere herein.

Commitments and Contingencies — For a discussion of the commitments and contingencies of the Company, refer to this note.

For further information, references should be made to the notes to the consolidated financial statements of the Company.

13.          SHAREHOLDERS’ EQUITY

Company Share Repurchase Programs

The Company’s Board of Directors has authorized in the past, and may authorize in the future, share repurchase programs for the purchase of Class A common stock over a defined period of time. Such authorizations may be limited by an Amendment to the Company’s Bank Facility that was entered into during March 2010 (please refer to Note 8 for further discussion).

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

Expired Share Repurchase Program

The Company’s $100.0 million share repurchase program, which was extended several times and had $25.4 million remaining as authorized for repurchase, expired on June 30, 2009.

For the year ended December 31, 2009, the Company repurchased 0.7 million shares in the amount of $0.9 million at an average price of $1.34 per share and for the year ended December 31, 2008, the Company repurchased 2.1 million shares in the amount of $13.9 million at an average price of $6.72 share.

Conversion Of Class B Common Stock

Shares of Class B common stock are transferable only to Joseph M. Field, David J. Field, certain of their family members or trusts for any of their benefit. Upon any other transfer, shares of Class B common stock automatically convert into shares of Class A common stock on a one-for-one basis.

During the year ended December 31, 2009, Joseph M. Field contributed to charitable entities 150,000 shares. Upon the transfer of the stock, the shares were automatically converted to shares of Class A common stock.

Dividends

The Company’s Board of Directors has not declared a dividend since the third quarter of 2008.  Pursuant to the Company’s Bank Facility as amended during March 2010, during periods when the Company’s Consolidated Leverage Ratio exceeds six times, the Company will be prohibited from paying dividends.

Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration.

The following table presents a summary of the Company’s dividend activity for the period from January 1, 2007 through December 31, 2009:

		Amount
		Per
Record	Payment	Common
Date	Date	Share

September 12, 2008	September 26, 2008	$0.10
June 13, 2008	June 27, 2008	$0.10
March 14, 2008	March 28, 2008	$0.38
December 3, 2007	December 17, 2007	$0.38
September 14, 2007	September 28, 2007	$0.38
June 15, 2007	June 28, 2007	$0.38
March 14, 2007	March 28, 2007	$0.38

Dividend Equivalents

The Company’s grants of restricted stock units (“RSUs”) include the right, upon vesting, to receive a cash payment equal to the aggregate amount of dividends, if any, that a holder would have received on the shares of common stock underlying their RSUs if such RSUs had been vested during the period. The long-term dividend equivalent amount, accrued and unpaid on unvested RSUs, was $0.8 million and $1.1 million as of December 31, 2009 and 2008, respectively, and is included under other long-term liabilities in the balance sheet. The short-term dividend equivalent amount, accrued and unpaid on unvested RSUs, was $1.0 million and $1.6 million as of December 31, 2009 and 2008, respectively, and is included under other current liabilities in the balance sheet.

The amounts paid to the holders of RSUs that vested during the years ended December 31, 2009 and 2008 were $0.8 million and $0.9 million, respectively. The amount paid is considered a windfall tax benefit that will be recorded to paid-in-capital when realized. Due to the expected realization of the federal net operating loss carryback for 2008 (please refer to Note 7, Income Taxes (Benefit) for further discussion), the Company recorded to paid-in-capital a $0.3 million tax benefit for the $0.9 million paid to the holders of RSUs that vested during the year ended December 31, 2008.

Repurchases Of Vested RSUs

Upon vesting, unless an employee elects to pay the tax withholding obligation in cash, the Company withholds shares of stock in an amount sufficient to cover the employee’s tax withholding obligations.  As a result, during the years ended December 31, 2009 and 2008, the Company was deemed to have repurchased 0.1 million and 0.1 million shares of stock, respectively.   In connection with such repurchases, the Company recorded $0.1 million and $1.4 million as a financing activity in the consolidated statements of cash flows for the years ended December 31, 2009 and 2008, respectively.

14.          EMPLOYEE SAVINGS AND BENEFIT PLANS

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “Purchase Plan”) expired on March 31, 2009 and was not renewed.  The Purchase Plan allowed for the participants to purchase shares of the Company’s Class A common stock at 85% of the market value of such shares on the purchase date.  Under the Purchase Plan, the purchase of stock was limited to the lesser of an amount not to exceed ten percent of an employee’s annual gross earnings or an annual maximum limitation of $25,000 per employee.  Pursuant to this Purchase Plan, the Company did not record compensation expense on the difference between the market value and the purchase price, as this Purchase Plan was designed to meet the requirements of Section 423(b) of the Internal Revenue Code. During the years ended December 31, 2009, 2008 and 2007, employees purchased 81 thousand shares, 71 thousand shares and 23 thousand shares of Class A common stock, respectively.

401(k) Savings Plan

The Company has a retirement plan which is intended to be qualified under Section 401(k) of the Internal Revenue Code. The retirement plan is a defined contribution plan, available to all eligible employees, and allows participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The retirement plan also allows the Company to make discretionary matching contributions, which may be reduced, suspended or reinstated at any given time. During the fourth quarter of 2008, the Company suspended its discretionary matching contributions. The Company contributed $1.8 million and $2.0 million under the 401(k) plan for the years ended December 31, 2008 and 2007, respectively.

Deferred Compensation Plans

The Company provides certain of its employees and the Board of Directors with an opportunity to defer a portion of their compensation on a tax-favored basis. The obligations by the Company to pay these benefits under the deferred compensation plans represent unsecured general obligations that rank equally with the Company’s other unsecured indebtedness. As of December 31, 2009 and 2008, $5.3 million and $3.7 million, respectively, were deferred under these deferred compensation plans and were included in other long-term liabilities in the consolidated balance sheets. For the years ended December 31, 2009, 2008 and 2007, the Company recorded to deferred compensation expense an increase of $1.1 million; a decrease of $1.4 million and an increase of $0.2 million, respectively.  Any change in the deferred compensation liability is recorded to general and administrative expense and to station operating expenses in the statements of operations.

15.          SHARE-BASED COMPENSATION

Equity Compensation Plan

Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.  The RSUs and options that have been issued generally vest over periods of up to four years. The options expire ten years from the date of grant. The Company issues new shares of Class A common stock upon the exercise of stock options and the later of vesting or issuance of restricted stock (or RSUs).

On January 1 of each year, the number of shares of Class A common stock authorized under the Plan is automatically increased by 1.5 million, or a lesser number as may be determined by the Company’s Board of Directors. On January 1, 2010, the shares available for grant automatically increased by 1.5 million to 2.5 million shares.

At the shareholders’ meeting on May 13, 2008, the Company’s shareholders approved certain amendments to the Plan including: (1) an increase in the sub-limit for RSUs from 2.0 million to 3.0 million shares; and (2) the addition of certain performance criteria for purposes of satisfying expense deduction requirements for income tax purposes.

Accounting For Share-Based Compensation

The measurement and recognition of compensation expense, for all share-based payment awards made to employees and directors, is based on estimated fair values.  The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations.

The Company used the straight-line single option method for recognizing compensation expense, which was reduced for estimated forfeitures based on awards ultimately expected to vest.  Estimated forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

RSU Activity

During the year ended December 31, 2009, the Company issued 0.2 million RSUs at a weighted average fair value of $1.76 per share and will increase its additional paid-in capital by $0.3 million over the vesting period of the RSUs. These RSUs exclude the impact of: (1) an unusually high number of forfeitures during the year which will reduce paid-in capital by $2.6 million; (2) the 2009 Option Exchange Program of $1.2 million as described below; and (3) modified RSUs with market conditions of $0.2 million.

During the years ended December 31, 2008 and 2007, the Company issued in each year 0.5 million RSUs (net of forfeitures) at a weighted average fair value of $10.72 and $25.17, respectively, and will increase its additional paid-in capital by $5.1 million and $12.3 million, respectively, over the vesting period of the RSUs. These amounts include a fair value adjustment for RSUs with service and market-based conditions that were issued in 2008 and in 2007.

As of December 31, 2009, there was $6.6 million of unamortized compensation expense, net of estimated forfeitures, related to unvested RSUs, which is expected to be recognized over a remaining weighted average recognition period of 2.3 years. During the years ended December 31, 2009, 2008 and 2007, 0.3 million units, 0.5 million units and 0.2 million units, respectively, of restricted stock were both vested and released.

A summary of the changes in RSUs under the Company’s Plan during the years ended December 31, 2009 and 2008 is as follows:

		Number		Weighted	Aggregate
		Of	Weighted	Average	Intrinsic
		Restricted	Average	Remaining	Value As Of
		Stock	Purchase	Contractual	December 31,
	Period Ended	Units	Price	Term	2009

RSUs outstanding as of:	December 31, 2008	1,421,985
RSUs awarded		176,596
RSUs issued in exchange for options		711,985
RSUs released		(301,276)
RSUs forfeited		(91,757)
RSUs outstanding as of:	December 31, 2009	1,917,533	$—	1.3	$13,556,958

RSUs vested and expected to vest		1,753,230	$—	1.2	$11,929,629
RSUs exercisable (vested and deferred)		65,871	$—	—	$465,708
Weighted average remaining recognition period in years		2.3

RSUs With Service And Market Conditions

As of December 31, 2009, none of the Company’s 0.1 million RSUs with service and market conditions vested, as the applicable milestones had not been reached. The compensation expense is recognized even if the market conditions are not satisfied and are only reversed in the event the service period is not fulfilled.

During the first quarter of 2009 and the fourth quarter of 2007, market conditions were removed for 0.2 million and less than 0.1 million RSUs, respectively, which resulted in additional non-cash compensation expense of $0.2 million and $0.5 million, respectively. These RSUs, which were originally issued during the year ended December 31, 2006, will be expensed over the remaining service period or a new service period.

During the year ended December 31, 2007, the Company issued 0.1 million RSUs with service and market conditions.  The vesting of these shares is based upon the performance of the Company’s stock as compared to certain other companies over a three-year measurement period.  The market conditions allow for vesting of portions of the award if certain shareholder performance targets are met.

Valuation Of RSUs

The fair value of RSUs with service conditions is estimated based on the market value stock price on the date of the grant, and the fair value of RSUs with service and market conditions is estimated using a lattice model as described below.

To determine the fair value of RSUs with service and market conditions, the Company used the Monte Carlo simulation lattice model. The Company’s determination of the fair value was based on the number of shares granted, the Company’s stock price on the date of grant and certain assumptions regarding a number of highly complex and subjective variables. If other reasonable assumptions were used, the results could differ. The Company made assumptions with respect to the following when applying the Monte Carlo simulation model:

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

Expected Dividend Yield - The Company calculated the expected dividend yield at the time of grant based upon the Company’s most recent quarterly dividend, if any, and the Company’s stock price on the date of grant.

The weighted average fair value of granted RSUs with service and market conditions was $8.70 per share for the year ended December 31, 2007 and is amortized over a period of three years.  The specific assumptions used for this valuation are as follows:

Year
Ended
December 31,
2007

Expected Volatility Structure	23% to 27%
Risk Free Interest Rate	4.6% to 5.1%
Expected Dividend Yield	7.2%

Options

Option Activity

For the years ended December 31, 2009, 2008 and 2007, the Company issued non-qualified options to purchase 1.1 million, 0.2 million and 0.6 million shares, respectively, of its Class A common stock at prices per share ranging from $1.34 to $6.62, $2.76 to $12.31 and $14.83 to $23.87, respectively, of which all options were issued at market value on the date of grant. These options generally vest over a four-year period and expire ten years from the date of grant.

For the year ended December 31, 2007, the total intrinsic value of options exercised was $0.1 million (no options were exercised for the years ended December 31, 2009 and 2008). For the year ended December 31, 2007, cash received from stock option exercises was $0.5 million and the income tax benefit from stock option exercises was less than $0.1 million.

As of December 31, 2009, $1.0 million of accumulated unrecognized compensation costs related to unvested stock options, net of forfeitures, are expected to be amortized in future periods over a weighted average period of 3.1 years.

The following table presents the option activity during the years ended December 31, 2009 and 2008 under the Company’s stock option plan:

				Weighted	Intrinsic
			Weighted	Average	Value
			Average	Remaining	As of
		Number of	Exercise	Contractual	December 31,
	Period Ended	Options	Price	Term	2009

Options outstanding as of:	December 31, 2008	2,493,930	$28.33
Options granted		1,086,750	$1.42
Options forfeited		(70,155)	$2.62
Options exchanged for RSUs		(2,084,518)	$29.02
Options expired		(322,975)	$24.70
Outstanding as of:	December 31, 2009	1,103,032	$3.20	8.8	$5,808,683

Options vested and expected to vest as of:	December 31, 2009	989,693	$3.38	8.8	$5,183,473
Options vested and exercisable as of:	December 31, 2009	50,542	$35.29	3.3	$8,081
Weighted average remaining recognition period in years:		3.1

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2009:

		Options Outstanding			Options Exercisable
		Number Of	Weighted		Number Of
		Options	Average	Weighted	Options	Weighted
		Outstanding	Remaining	Average	Exercisable	Average
		December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Prices		2009	Life	Price	2009	Price
$1.34	$1.34	995,750	9.1	$1.34	—	$—
$1.57	$11.69	58,782	8.9	$7.11	8,042	$9.46
$11.78	$11.78	8,000	8.1	$11.78	2,000	$11.78
$27.75	$42.88	23,500	2.0	$37.02	23,500	$37.02
$45.03	$48.21	17,000	2.3	$47.90	17,000	$47.90
		1,103,032	8.8	$3.20	50,542	$35.29

Valuation Of Options

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

The weighted average fair value of each option granted for the years ended December 31, 2009, 2008 and 2007 was $0.78, $0.77 and $2.41, respectively.

For options granted during the years ended December 31, 2009, 2008 and 2007, the Company used the Black-Scholes option-pricing model and determined: (1) the term by using the simplified plain-vanilla method as the Company’s employee exercise history may not be indicative for estimating future exercises ; (2) a historical volatility over a period commensurate with the expected term, with the observation of the volatility on a daily basis; (3) a risk-free interest rate that was consistent with the expected term of the stock options and based on the U.S. Treasury yield curve in effect at the time of the grant; and (4) an annual dividend yield based upon the Company’s most recent quarterly dividend at the time of grant.

The fair value of each option grant was estimated on the date of grant using the following weighted average assumptions:

	Years Ended December 31,
	2009	2008	2007
Expected life (years)	6.3	6.3	6.3
Expected volatility factor (%)	54.9% to 68.0%	30.9% to 39.3%	31.0%
Risk-free interest rate (%)	2.2% to 3.3%	2.7% to 3.3%	3.8% to 4.8%
Expected dividend yield (%)	0.0%	0.0% to 14.6%	6.4% to 10.2%

Recognized Non-Cash Compensation Expense

The following table summarizes recognized stock-based compensation expense related to awards of RSUs, employee stock options and purchases under the employee stock purchase plan for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
	(amounts in thousands)

Station operating expenses	$1,976	$2,552	$2,374
Corporate general and administrative expenses	4,912	7,304	5,834
Stock-based compensation expense included in operating expenses	6,888	9,856	8,208
Income tax benefit (net of a fully reserved valuation allowance)	—	(3,075)	(2,791)
Total stock-based compensation expense	$6,888	$6,781	$5,417

For the years ended December 31, 2009, 2008 and 2007, stock-based compensation expense consisted primarily of awards for RSUs.

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

Tax Benefit, Or Additional Paid-In Capital Pool

For the year ended December 31, 2008, the Company utilized its paid-in-capital pool of $1.7 million (including the $0.5 million as described below) that resulted from tax benefits recorded in this period and in prior periods.

In connection with the vesting of RSUs issued under the Company’s 2006 Option Exchange Program, the Company received tax deductions in excess of previously recorded tax benefits.  As a result, the Company recorded a windfall tax benefit of $0.5 million for the year ended December 31, 2008, which was classified as a financing cash inflow in the condensed consolidated statements of cash flows.

16.                               NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is calculated as basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed in the same manner as basic net income (loss) after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes the potential dilution that could occur: (1) if all the Company’s outstanding stock options that are in-the-money were exercised (using the treasury stock method); (2) if the RSUs with service conditions were fully vested (using the treasury stock method); (3) if the RSUs with service and market conditions were considered contingently issuable; and (4) if the participation by employees in the Employee Stock Purchase Plan, which expired on March 31, 2009, is considered as an option (using the treasury stock method). Anti-dilutive instruments are not considered in this calculation.

The Company considered the allocation of undistributed net income for multiple classes of common stock and determined that it was appropriate to allocate undistributed net income between the Company’s Class A and Class B common stock on an equal basis.  For purposes of making this determination, the Company’s charter provides that the holders of Class A and Class B common stock have equal rights and privileges except with respect to voting on most matters voted by Joseph Field or David Field.

Computation Of Diluted Net Income (Loss) Per Share

The effect of stock options and RSUs in the calculation of net income (loss) per share, using the treasury stock method, was dilutive for the year ended December 31, 2009 and anti-dilutive for the years ended December 31, 2008 and 2007. The computations are reflected as follows:

Computations For The Year Ended December 31, 2009

	Year Ended December 31, 2009
	(amounts in thousands, except share and per share data)
			Net Income
	Net Income	Shares	Per Share
Basic net income per common share:
Income from continuing operations	$5,398	35,321,431	$0.15
Income (loss) from discontinued operations, net of taxes (benefit)	—	—	—
Net income	$5,398	35,321,431	$0.15
Impact of equity awards		1,081,369
Diluted net income per common share:
Income from continuing operations	$5,398	36,402,800	$0.15
Income (loss) from discontinued operations, net of taxes (benefit)	—	—	—
Net income	$5,398	36,402,800	$0.15

In computing the incremental shares under the treasury stock method, 0.8 million RSUs (including 0.1 million RSUs with market and service conditions as half of the RSUs with market conditions were not satisfied as of December 31, 2009) and options to purchase 0.9 million shares of common stock at a range of $3.46 to $48.21, were excluded from the computation as they were anti-dilutive.

Computations For The Year Ended December 31, 2008

	Year Ended December 31, 2008
	(amounts in thousands, except share and per share data)
			Net Loss
	Net Loss	Shares	Per Share
Basic net loss per common share:
Loss from continuing operations	$(512,572)	36,782,166	$(13.94)
Loss from discontinued operations, net of tax benefit	(4,079)	—	(0.11)
Net loss	$(516,651)	36,782,166	$(14.05)
Impact of equity awards		—
Diluted net loss per common share:
Loss from continuing operations	$(512,572)	36,782,166	$(13.94)
Loss from discontinued operations, net of tax benefit	(4,079)	—	(0.11)
Net loss	$(516,651)	36,782,166	$(14.05)

The Company did not include less than 0.1 million incremental shares in the diluted net loss per common share computation as the shares were anti-dilutive when reporting a net loss per share.

In computing the incremental shares under the treasury stock method, 1.4 million RSUs (including 0.3 million RSUs with market and service conditions as the market conditions were not satisfied as of December 31, 2008) and options to purchase 2.5 million shares of common stock at a range of $6.98 to $52.05, were excluded from the computation as they were anti-dilutive.

Computations For The Year Ended December 31, 2007

	Year Ended December 31, 2007
	(amounts in thousands, except share and per share data)
			Net Loss
	Net Loss	Shares	Per Share
Basic net loss per common share:
Loss from continuing operations	$(8,394)	38,229,695	$(0.22)
Income from discontinued operations, net of taxes	37	—	—
Net loss	$(8,357)	38,229,695	$(0.22)
Impact of equity awards		—
Diluted net loss per common share:
Loss from continuing operations	$(8,394)	38,229,695	$(0.22)
Income from discontinued operations, net of taxes	37	—	—
Net loss	$(8,357)	38,229,695	$(0.22)

The Company did not include 0.3 million incremental shares in the diluted net loss per common share as the shares were anti-dilutive when reporting a net loss per share.

In computing the incremental shares under the treasury stock method, 0.6 million RSUs (including 0.3 million RSUs with market and service conditions as the market conditions were not satisfied as of December 31, 2007) and options to purchase 1.8 million shares of common stock at a range of $13.70 to $52.05, were excluded from the computation as they were anti-dilutive.

17.                               DISCONTINUED OPERATIONS

The Company applied the accounting guidance for the disposition of long-lived assets to: (1) the disposition of a building on November 24, 2008; (2) the disposition of radio broadcasting assets in the Rochester, New York, market on July 14, 2008; (3) the disposition of radio broadcasting assets in the Cincinnati, Ohio market on March 14, 2008; (4) the disposition of radio broadcasting assets in the Seattle market on March 14, 2008; and (5) the disposition of radio broadcasting assets in the Austin market on January 15, 2008.  Accounting guidance requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations.

The Company reported the disposition of radio broadcasting assets in the Rochester, New York, market as discontinued operations, but did not report, however, the discontinued operations for the following dispositions which remain classified in income (loss) from continuing operations:

•                  The radio stations in Cincinnati, Ohio, as there was no activity in this market by the Company since the Company’s acquisition of these stations during the fourth quarter of 2007 (the stations were operated by a third party pursuant to a TBA for the period from February 26, 2007 through March 14, 2008); and

•                  The radio station in the Austin market, the three radio stations in the Seattle market and a building, as these operations did not meet the criteria for the reclassification of operating results to discontinued operations due to the expected migration of cash flows from the disposed stations and property to other Company-owned radio stations.

Selected financial information related to discontinued operations in the Rochester market for the years ended December 31, 2008 and 2007 is as follows:

	Years Ended December 31,
	2008	2007

Net broadcast revenues	$1,440	$929

Station operating expenses	1,456	865
Depreciation and amortization	—	18
Time brokerage agreement income	(45)	—
Gain on disposition of assets	(725)	—
Impairment loss	6,675	—
Total operating expense	7,361	883
Income (loss) before income taxes (benefit)	(5,921)	46
Income taxes (benefit)	1,842	(9)
Income (loss) from discontinued operations, net of income taxes (benefit)	$(4,079)	$37

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

In accordance with the accounting guidance for the allocation of interest expense to a discontinued operation, the Company did not allocate any interest expense for the periods presented, as no debt was required to be repaid under the Company’s Bank Facility as a result of the disposition of these radio station assets.

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

	Quarters Ended
	December 31	September 30	June 30 (2)	March 31
	(amounts in thousands, except per share data)
2009
Net revenues	$95,996	$99,765	$101,300	$75,371
Operating income (loss)	$24,260	$23,421	$(43,654)	$6,794
Income (loss) from continuing operations	$23,700	$18,275	$(41,913)	$5,336
Net income (loss)	$23,700	$18,275	$(41,913)	$5,336

Basic income (loss) from continuing operations per common share (1)	$0.67	$0.52	$(1.19)	$0.15
Basic net income (loss) per common share (1)	$0.67	$0.52	$(1.19)	$0.15
Weighted average basic common shares outstanding	35,295	35,292	35,290	35,394

Diluted income (loss) from continuing operations per common share (1)	$0.64	$0.50	$(1.19)	$0.15
Diluted net income (loss) per common share (1)	$0.64	$0.50	$(1.19)	$0.15
Weighted average diluted common and common equivalent shares outstanding	37,040	36,621	35,290	35,482

	Quarters Ended
	December 31 (3)	September 30	June 30 (3)	March 31 (3)
	(amounts in thousands, except per share data)
2008
Net revenues	$104,097	$115,555	$123,780	$95,390
Operating income (loss)	$(622,337)	$32,809	$(147,862)	$27,082
Income (loss) from continuing operations	$(429,222)	$3,774	$(96,293)	$9,169
Income (loss) from discontinued operations	$(582)	$480	$(33)	$(3,944)
Net income (loss)	$(429,804)	$4,254	$(96,326)	$5,225

Basic income (loss) from continuing operations per common share (1)	$(11.89)	$0.11	$(2.60)	$0.24
Basic income (loss) from discontinued operations per common share (1)	$(0.02)	$0.01	$—	$(0.10)
Basic net income (loss) per common share (1)	$(11.91)	$0.12	$(2.60)	$0.14
Weighted average basic common shares outstanding	36,095	36,367	36,966	37,636

Diluted income (loss) from continuing operations per common share (1)	$(11.89)	$0.11	$(2.60)	$0.24
Diluted income (loss) from discontinued operations per common share (1)	$(0.02)	$0.01	$—	$(0.10)
Diluted net income (loss) per common share (1)	$(11.91)	$0.12	$(2.60)	$0.14
Weighted average diluted common and common equivalent shares outstanding	36,095	36,375	36,966	37,736

Dividends declared and paid per common share	$—	$0.10	$0.10	$0.38

(1)                                  Income (loss) from continuing operations per share, income (loss) from discontinued operations per share and net income (loss) per share is computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly per share amounts may not equal the annual per share amounts reported.

(2)                                  During the second quarter of 2009, the Company recognized an impairment loss of $67.7 million that was comprised of: (1) a broadcasting license impairment loss of $60.8 million that affected each of the Company’s radio markets, other than Seattle; and (2) a goodwill impairment loss of $6.9 million for seven of its 22 markets.

(3)                                  During the fourth quarter of 2008, the Company recognized an impairment loss of $651.1 million that was comprised of: (1) a broadcasting license impairment loss of $645.3 million that affected each of the Company’s radio markets, other than Seattle; and (2) a goodwill impairment loss of $5.8 million for three of its markets. During the second quarter of 2008, the Company recognized a goodwill and broadcasting license impairment loss of $184.6 million that affected the Company’s Denver, Greenville, Indianapolis and Memphis radio markets. During the first quarter of 2008, the Company reduced its assets held for sale in the Rochester market and recorded an impairment loss of $6.7 million to income (loss) from discontinued operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bala Cynwyd, Pennsylvania, on March 15, 2010.

ENTERCOM COMMUNICATIONS CORP.

By:	/s/ DAVID J. FIELD
David J. Field, President, Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

Principal Executive Officer:

/s/ DAVID J. FIELD	President, Chief Executive Officer and a Director	March 15, 2010
David J. Field

Principal Financial Officer:

/s/ STEPHEN F. FISHER	Executive Vice President — Operations and	March 15, 2010
Stephen F. Fisher	Chief Financial Officer

Principal Accounting Officer:

/s/ EUGENE D. LEVIN	Vice President, Treasurer and Controller	March 15, 2010
Eugene D. Levin

Directors:

/s/ JOSEPH M. FIELD	Chairman of the Board	March 15, 2010
Joseph M. Field

/s/ DAVID J. BERKMAN	Director	March 15, 2010
David J. Berkman

/s/ JOHN C. DONLEVIE	Executive Vice President, Secretary,	March 15, 2010
John C. Donlevie	General Counsel and a Director

/s/ DANIEL E. GOLD	Director	March 15, 2010
Daniel E. Gold

/s/ ROBERT S. WIESENTHAL	Director	March 15, 2010
Robert S. Wiesenthal

/s/ MICHAEL J WOLF	Director	March 15, 2010
Michael J. Wolf

INDEX TO EXHIBITS

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp, as amended on December 19, 2007. (1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)
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

10.01	Employment Agreement, dated July 1, 2007, between Entercom Communications Corp. and David J. Field. (4)
10.02	First Amendment To Employment Agreement, dated December 15, 2008, between Entercom Communications Corp. and David J. Field. (5) (Originally filed as Exhibit 10.02)
10.03	Employment Agreement, dated July 1, 2007, between Entercom Communications Corp. and Joseph M. Field. (6)
10.04	First Amendment To Employment Agreement, dated December 15, 2008, between Entercom Communications Corp. and Joseph M. Field. (5) (Originally filed as Exhibit 10.04)
10.05	Employment Agreement, dated December 19, 2007, between Entercom Communications Corp. and Stephen F. Fisher. (7)
10.06	First Amendment To Employment Agreement, dated December 15, 2008, between Entercom Communications Corp. and Stephen F. Fisher. (5) (Originally filed as Exhibit 10.06)
10.07	Employment Agreement, dated December 17, 1998, between Entercom Communications Corp. and John C. Donlevie. (8)
10.08	Entercom Non-employee Director Compensation Policy. (9)
10.09	Amended and Restated Entercom Equity Compensation Plan. (10)
10.10	Entercom Annual Incentive Plan. (11)
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

21.01	Information Regarding Subsidiaries of Entercom Communications Corp. (13)
23.01	Consent of PricewaterhouseCoopers LLP. (13)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (13)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (13)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (14)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (14)

(1)

Incorporated by reference to Exhibit 3.01 to our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.

(2)	Incorporated by reference to Exhibit 3.01 to our Current Report on Form 8K filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 13, 2002.

(4)	Incorporated by reference to as Exhibit 10.01 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed on November 9, 2007.
(5)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-Q for the year ended December 31, 2008, as filed on February 26, 2009.
(6)	Incorporated by reference to as Exhibit 10.02 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2007, as filed on November 21, 2007.
(7)	Incorporated by reference to as Exhibit 10.03 to our Quarterly Report on Form 10-K for the year ended December 31, 2007, as filed on February 22, 2008.
(8)	Incorporated by reference to Exhibit 10.03 to our Amendment to Registration Statement on Form S-1, as filed on January 6, 1999. (File No. 333-61381).
(9)	Incorporated by reference to Item 1.01 to our Current Report on Form 8K filed on February 19, 2008.
(10)	Incorporated by reference to Appendix A to our Proxy Statement on Schedule 14A filed on March 23, 2009.
(11)	Incorporated by reference to Exhibit 10.02 to our Current Report on Form 8K filed on May 19, 2008.
(12)	Incorporated by reference to Exhibit 10.01 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed on August 2, 2007.
(13)	Filed herewith.
(14)	These exhibits are submitted as “accompanying” this Annual Report on Form 10-K and shall not be deemed to be “filed” as part of such Annual Report on Form 10-K.