Form 10-Q
period 2010-03-31
ENTERCOM COMMUNICATIONS CORP
filed 2010-05-07
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Class A common stock, $0.01 par value 29,699,875 Shares Outstanding as of April 30, 2010

(Class A Shares Outstanding include 1,483,873 unvested and vested but deferred restricted stock units)

Class B common stock, $0.01 par value — 7,457,532 Shares Outstanding as of April 30, 2010

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

Key risks to our company are described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2010 and as may be supplemented by the risks described under Part II, Item 1A, of our quarterly reports on Form 10-Q and in our Current Reports on Form 8-K.

ii

PART I

FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	MARCH 31,	DECEMBER 31,
	2010	2009
ASSETS:
Cash and cash equivalents	$2,583	$10,751
Accounts receivable, net of allowance for doubtful accounts	58,413	68,319
Prepaid expenses and deposits, other	7,371	4,701
Prepaid and refundable federal and state income taxes	7,539	7,628
Insurance claim receivable	—	16,500
Total current assets	75,906	107,899
Investments	391	391
Net property and equipment	69,369	71,740
Radio broadcasting licenses	707,852	707,852
Goodwill	38,168	38,168
Deferred charges and other assets, net of accumulated amortization	12,434	8,486

TOTAL ASSETS	$904,120	$934,536

LIABILITIES:
Accounts payable	$2,094	$477
Accrued expenses	12,664	13,152
Accrued compensation and other current liabilities	16,293	12,678
Insurance claim payable	—	16,500
Long-term debt, current portion	90,025	80,024
Total current liabilities	121,076	122,831
Long-term debt, net of current portion	626,142	655,728
Financing method lease obligations	12,610	12,610
Deferred tax liabilities	1,643	—
Other long-term liabilities	24,016	29,415
Total long-term liabilities	664,411	697,753
Total liabilities	785,487	820,584

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	372	372
Additional paid-in capital	589,068	588,622
Accumulated deficit	(457,398)	(461,610)
Accumulated other comprehensive loss	(13,409)	(13,432)
Total shareholders’ equity	118,633	113,952

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$904,120	$934,536

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009

NET REVENUES	$80,834	$75,371

OPERATING (INCOME) EXPENSE:
Station operating expenses, including non-cash compensation expense of $178 in 2010 and $90 in 2009	59,388	58,569
Depreciation and amortization expense	3,381	4,316
Corporate general and administrative expenses, including non-cash compensation expense of $1,572 in 2010 and $1,702 in 2009	5,875	5,687
Net time brokerage agreement income	—	(2)
Net loss on sale or disposal of assets	29	7
Total operating expense	68,673	68,577
OPERATING INCOME	12,161	6,794

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing expense of $549 in 2010 and $394 in 2009	6,980	8,113
Interest and dividend income	(7)	(8)
Net (gain) loss on extinguishment of debt	62	(7,755)
Other income	(22)	(380)
TOTAL OTHER (INCOME) EXPENSE	7,013	(30)

INCOME BEFORE INCOME TAXES	5,148	6,824
INCOME TAXES	948	1,488
NET INCOME	$4,200	$5,336

NET INCOME PER SHARE - BASIC	$0.12	$0.15
NET INCOME PER SHARE - DILUTED	$0.11	$0.15

WEIGHTED AVERAGE SHARES:
Basic	35,622,615	35,393,660
Diluted	37,571,384	35,482,330

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009

NET INCOME	$4,200	$5,336

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES (BENEFIT):

Net unrealized gain (loss) on derivatives, net of taxes (benefit) of $0 in 2010 and $0 in 2009	23	(985)

COMPREHENSIVE INCOME	$4,223	$4,351

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2010 AND YEAR ENDED DECEMBER 31, 2009

(amounts in thousands, except share data)

(unaudited)

	Common Stock				Additional		Other
	Class A		Class B		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2008	29,479,188	$295	7,607,532	$76	$582,325	$(467,177)	$(15,262)	$100,257
Net income	—	—	—	—	—	5,398	—	5,398
Conversion of Class B common stock to Class A common stock	150,000	1	(150,000)	(1)	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	485	—	—	485
Compensation expense related to granting of restricted stock units	796,824	8	—	—	6,380	—	—	6,388
Issuance of common stock related to an incentive plan	74,369	—	—	—	97	—	—	97
Common stock repurchase	(662,664)	(7)	—	—	(882)	—	—	(889)
Purchase of vested employee restricted stock units	(82,556)	—	—	—	(104)	—	—	(104)
Net dividend equivalents on restricted stock units (net of forfeitures and payments)	—	—	—	—	—	169	—	169
Realization of tax benefit for dividend equivalent payments	—	—	—	—	321	—	—	321
Net unrealized gain on derivatives	—	—	—	—	—	—	1,830	1,830
Balance, December 31, 2009	29,755,161	297	7,457,532	75	588,622	(461,610)	(13,432)	113,952
Net income	—	—	—	—	—	4,200	—	4,200
Compensation expense related to granting of stock options	—	—	—	—	132	—	—	132
Compensation expense related to granting of restricted stock units	29,781	—	—	—	1,618	—	—	1,618
Exercise of stock options	69,725	—	—	—	92	—	—	92
Purchase of vested employee restricted stock units	(157,181)	—	—	—	(1,396)	—	—	(1,396)
Net dividend equivalents on restricted stock units (net of forfeitures and payments)	—	—	—	—	—	12	—	12
Net unrealized gain on derivatives	—	—	—	—	—	—	23	23
Balance, March 31, 2010	29,697,486	$297	7,457,532	$75	$589,068	$(457,398)	$(13,409)	$118,633

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$4,200	$5,336

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,381	4,316
Amortization of deferred financing costs	549	394
Deferred tax benefit and other	1,643	1,488
Provision for bad debts	65	691
Net loss on sale or disposal of assets	29	7
Non-cash stock-based compensation expense	1,750	1,792
Deferred rent	10	20
Unearned revenue - long-term	—	(210)
Net (gain) loss on extinguishment of debt	62	(7,755)
Deferred compensation	579	41
Other income	(22)	(380)

Changes in assets and liabilities:
Accounts receivable	9,851	17,188
Prepaid expenses and deposits	13,822	(2,237)
Prepaid and refundable income taxes	90	77
Accounts payable and accrued liabilities	(15,960)	(2,696)
Accrued interest expense	(192)	(1,798)
Accrued liabilities - long-term	(763)	(577)
Prepaid expenses - long-term	250	200
Net cash provided by operating activities	19,344	15,897

INVESTING ACTIVITIES:
Additions to property and equipment	(793)	(823)
Proceeds from sale of property, equipment, intangibles and other assets	106	16
Deferred charges and other assets	(11)	(33)
Proceeds from investments	22	7
Proceeds from insurance recovery	—	380
Net cash used in investing activities	(676)	(453)

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009
FINANCING ACTIVITIES:
Deferred expenses related to bank facility	(5,155)	—
Proceeds from issuance of long-term debt	21,000	18,000
Payments of long-term debt	(34,006)	(14,006)
Retirement of senior subordinated notes	(6,579)	(13,030)
Purchase of the Company’s common stock	—	(888)
Proceeds from issuance of employee stock plan	—	82
Proceeds from the exercise of stock options	92	—
Purchase of vested restricted stock units	(1,396)	(87)
Payment of dividend equivalents on vested restricted stock units	(792)	(736)
Net cash used in financing activities	(26,836)	(10,665)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,168)	4,779
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,751	4,284
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,583	$9,063

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,617	$9,499
Income taxes	$1	$73

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 2010, the Company issued less than 0.1 million restricted stock units (net of forfeitures) that will decrease its paid-in capital by less than $0.1 million over the vesting period of the restricted stock units, as the fair value of the restricted stock units forfeited exceeded the fair value of the restricted stock units granted.

During the three months ended March 31, 2009, the Company issued 0.1 million restricted stock units (net of forfeitures) and will increase its paid-in capital by $0.3 million over the vesting period of the restricted stock units.

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

This Form 10-Q should be read in conjunction with the financial statements and related notes included in the Company’s audited financial statements as of and for the year ended December 31, 2009 and filed with the SEC on March 15, 2010, as part of the Company’s Annual Report on Form 10-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

Recent Accounting Pronouncements

In June, 2009, the accounting standards were amended for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest provides the entity with a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards were effective January 1, 2010.  The adoption of the amended standards did not have any effect on our results of operations, cash flows or financial position.

2.                                      SHARE-BASED COMPENSATION

Restricted Stock Units (“RSUs”)

A summary of the Company’s outstanding RSUs as of March 31, 2010, and changes in RSUs during the three months ended March 31, 2010, is as follows:

				Weighted
				Average	Aggregate
			Weighted	Remaining	Intrinsic
			Average	Contractual	Value As Of
		Number of	Purchase	Term	March 31,
	Period Ended	RSUs	Price	In Years	2010

RSUs outstanding as of:	December 31, 2009	1,917,533
RSUs awarded		48,842
RSUs released		(464,705)
RSUs forfeited		(19,436)
RSUs outstanding as of:	March 31, 2010	1,482,234	$—	1.5	$17,623,762

RSUs vested and expected to vest		1,338,273	$—	1.5	$14,914,837
RSUs exercisable (vested and deferred)		83,871	$—		$997,226
Weighted average remaining recognition period in years		2.4

As of March 31, 2010, there was $5.4 million of unamortized compensation expense, net of estimated forfeitures, related to unvested RSUs, which is expected to be recognized over a remaining weighted average recognition period of 2.4 years.

Options

The following table presents the option activity for the three months ended March 31, 2010:

				Weighted	Aggregate
				Average	Intrinsic
			Weighted	Remaining	Value
			Average	Contractual	As of
		Number of	Exercise	Term	March 31,
	Period Ended	Options	Price	In Years	2010

Options outstanding as of:	December 31, 2009	1,148,032	$3.13
Options exercised		(69,725)	$1.34
Options forfeited		(29,280)	$1.84
Options expired		(6,782)	$41.58
Outstanding as of:	March 31, 2010	1,042,245	$3.03	8.6	$10,232,111

Options vested and expected to vest as of:	March 31, 2010	941,905	$3.19	8.6	$9,199,745
Options vested and exercisable as of:	March 31, 2010	237,265	$7.74	7.8	$1,986,267
Weighted average remaining recognition period in years		2.9

As of March 31, 2010, $0.9 million of unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, is expected to be recognized in future periods over a weighted average period of 2.9 years.

The fair value of each option grant was estimated on the date of grant using the following weighted average assumptions:

Three Months
Ended
March 31,
2009
Expected life (years)	6.3
Expected volatility factor (%)	54.9% to 57.3%
Risk-free interest rate (%)	2.2% to 2.4%
Expected dividend yield (%)	0.0%

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2010:

		Options Outstanding			Options Exercisable
			Weighted
		Number Of	Average		Number Of
		Options	Remaining	Weighted	Options	Weighted
		Outstanding	Contractual	Average	Exercisable	Average
		March 31,	Term	Exercise	March 31,	Exercise
Exercise Prices		2010	In Years	Price	2010	Price
$1.34	$1.34	948,025	8.9	$1.34	186,214	$1.34
$1.57	$11.69	52,220	8.4	$7.49	13,051	$10.26
$11.78	$11.78	8,000	7.9	$11.78	4,000	$11.78
$27.75	$40.00	17,000	2.3	$34.78	17,000	$34.78
$45.03	$48.21	17,000	2.1	$47.90	17,000	$47.90
$1.34	$48.21	1,042,245	8.6	$3.03	237,265	$7.74

Recognized Non-Cash Compensation Expense

The following table summarizes stock-based compensation expense related to awards of RSUs, employee stock options and purchases under the employee stock purchase plan for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(amounts in thousands)
Station operating expenses	$178	$90
Corporate general and administrative expenses	1,572	1,702
Stock-based compensation expense included in operating expenses	1,750	1,792
Income tax benefit (net of a fully reserved valuation allowance)	—	—
Total	$1,750	$1,792

2009 Option Exchange Program

In February 2009, the Company’s Board of Directors approved an amendment to the Entercom Equity Compensation Plan (“Plan”) to permit a one-time 2009 Option Exchange Program (“2009 OEP”), which amendment was approved at the May 2009 shareholders’ meeting. On April 13, 2009, the Company commenced the 2009 OEP, which was subject to shareholder approval, by making an offer to exchange to the Company’s eligible employees and non-employee directors. The Company offered such persons the opportunity to make an election to exchange all of their outstanding stock options with exercise prices equal to or greater than $11.80 per share for a lesser number of RSUs. The exchange ratios were as follows:

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

Broadcasting Licenses

The Company performs its broadcasting license impairment test by evaluating its broadcasting licenses for impairment at the market level using the direct method.  Separately recorded indefinite-lived intangible assets are combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset.  The Company determines the fair value of the broadcasting licenses in each of its markets by relying on a discounted cash flow approach (a 10-year income model) assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The Company’s fair value analysis contains assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a certain market. These variables include, but are not limited to: (1) the forecast growth rate of each radio market, including assumptions regarding each market’s population, household income, retail sales and other factors that would influence advertising expenditures; (2) market share and profit margin of an average station based upon market size and station type; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; (6) an effective tax rate assumption; and (7) future terminal values.

The amount of broadcasting licenses reflected in the Company’s balance sheets was: (1) $707.9 million as of March 31, 2010 and as of December 31, 2009; and (2) $768.6 million as of March 31, 2009 and as of December 31, 2008. There were no events or circumstances during the first quarter of 2010 that indicated an interim review of broadcast licenses was required. If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s broadcasting licenses below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges, which may be material, in future periods.

Goodwill

The Company performs its annual impairment test on its goodwill during the second quarter of each year by comparing the fair value for each reporting unit with the amount reflected on the balance sheet. The Company has determined that a radio market is a reporting unit and in total, the Company assesses goodwill at 19 separate reporting units (three of the Company’s 22 reporting units have no goodwill recorded as of March 31, 2010). If the fair value for any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the amount reflected in the balance sheet to the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation.

To determine the fair value, the Company uses an income and market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.

The amount of goodwill reflected in the Company’s balance sheets was: (1) $38.2 million as of March 31, 2010 and as of December 31, 2009; and (2) $45.1 million as of March 31, 2009 and as of December 31, 2008. If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges, which may be material, in future periods.

(B) Definite-Lived Intangibles

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, acquired advertising contracts and income leases. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The amount of the amortization expense for definite-lived intangible assets was less than $0.1 million for each of the three months ended March 31, 2010 and 2009. As of March 31, 2010, the Company reflected $0.8 million in unamortized definite-lived assets, which is included in deferred charges and other assets on the balance sheet.

The following is an estimate of the amortization expense for definite-lived assets, in thousands, for each of the succeeding years ending December 31:

Definite-
Lived
Assets
Year ending December 31,:
2010 (Excludes year-to-date ended March 31, 2010)	$90
2011	84
2012	81
2013	53
2014	49
Thereafter	396
Total	$753

4.                                      SENIOR DEBT

Bank Facility

The Company has a credit agreement (“Bank Facility”) with a syndicate of lenders for a $1,050 million senior secured credit facility that matures on June 30, 2012. The Bank Facility was originally comprised of $650 million in revolving credit (the “Revolver”) and a $400 million term loan (“Term Loan”). The Company is required to make payments of the Term Loan (from and after September 30, 2009) in quarterly amounts starting at $15 million and ultimately increasing to $60 million.

As of March 31, 2010, the Company had: (1) $716.0 million outstanding under the Bank Facility, including: (i) $355.0 million in Term Loan; and (ii) $361.0 million in drawn Revolver; and (2) a $0.7 million letter of credit.  As of March 31, 2010, the Company had $2.6 million in cash and cash equivalents.

On March 11, 2010, the Company amended its Bank Facility (the “Amendment”). The Bank Facility, as amended, requires the Company to comply with certain financial covenants such as a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (defined terms within the agreement). In connection with the Amendment, certain key terms, as defined within the Bank Facility, were revised as follows:

•                  Depending on the Consolidated Leverage Ratio (Consolidated Funded Indebtedness to Consolidated Operating Cash Flow), the Company may elect an interest rate equal to: (1) the Eurodollar Rate plus fees that can range from 0.5% to 2.5%; or (2) the Base Rate plus fees that can range from 0.0% to 1.5%, where the Base Rate is the highest of: (a) the Federal Funds Rate plus 0.5%; (b) the Eurodollar Rate plus 1.0%; and (c) the Prime Rate;

•                  During periods when the Consolidated Leverage Ratio exceeds six times, the Company is: (a) restricted in its ability to take certain actions, including but not limited to, the payment of dividends, the repurchase of its stock; and (b) subject to additional limitations on acquisitions and investments.

Under the Amendment, the Consolidated Leverage Ratio cannot exceed seven times in 2010.This covenant ratio decreases quarterly in increments in 2011 to a ratio of six times as of December 31, 2011.

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

The Amendment was treated as a modification to a debt instrument.  As a result, in the first quarter of 2010 the Company recorded deferred financing costs of $5.2 million related to the Amendment that will be amortized under the effective interest rate method over the remaining life of the Bank Facility. In addition, unamortized deferred financing costs of $3.1 million as of the Amendment date will continue to be amortized over the remaining life of the Bank Facility.

As of March 31, 2010, the undrawn amount of the Revolver was $288.3 million. The amount of the Revolver available to the Company, however, is a function of covenant compliance at the time of borrowing. Based on the Company’s financial covenant analysis as of March 31, 2010, the Company would be limited to borrowings significantly less than the undrawn limit unless such borrowings were used to repay indebtedness or for transactions that increase cash flow for purposes of covenant calculation. The Company plans to fund the amortization of the Term Loan with its available Revolver capacity and cash flow from operations.

The Bank Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly owned subsidiaries. In addition, the Bank Facility as amended, is secured by a lien on all of the Company’s assets, other than real property.

The interest rate, which is based upon the Consolidated Leverage Ratio, was revised under the Amendment.  Prior to the Amendment the interest rate was: (i) the Eurodollar rate plus a rate that ranges from 0.50% to 1.13%; or (ii) the greater of prime rate plus a rate that ranges from 0.0% to 0.13% or the federal funds rate plus a rate that ranges from 0.50% to 0.63%. The Company also pays a commitment fee that varies, depending on the Company’s Leverage Ratio and the amount of the unused commitment, to a maximum of 0.50% per year (prior to the Amendment, it was a maximum of 0.35% per year) on the average unused balance of the Revolver.

Management believes that over the next 12 months the Company can continue to maintain its compliance with these covenants. Management also believes that cash on hand and cash from operating activities, together with available borrowings under the Revolver, will be sufficient to permit the Company to meet its liquidity requirements over the next 12 months, including the Company’s scheduled debt repayments. While the Company’s operating cash flow has been reduced from prior periods during the recent economic downturn, it has remained positive and adequate to fund the Company’s operating needs. As a result, the Company has not been required to rely upon, and the Company does not anticipate having to rely upon, the Revolver to fund the Company’s operations.

Amending the Company’s Bank Facility or obtaining other funding or additional financing prior to the expiration of the current agreement will be essential as the Revolver balance outstanding will be due in full upon the expiration of the Bank Facility on June 30, 2012.

5.                                      7.625% SENIOR SUBORDINATED NOTES

On March 8, 2010, the Company redeemed at par all of its remaining outstanding senior subordinated notes (“Notes”) of $6.6 million that were due March 1, 2014 and recorded in the statement of operations a loss on the extinguishment of debt of $0.1 million due to the write-off of deferred financing costs.

During the three months ended 2009, the Company repurchased $21.0 million of its Notes and recorded in the statement of operations a gain on the extinguishment of debt of $7.8 million, net of the write-off of deferred financing costs of $0.2 million.

6.                                      FINANCING METHOD LEASE OBLIGATIONS

During the fourth quarter of 2009, the Company completed the sale of certain tower facilities for $12.6 million in cash.  At the same time, the Company entered into leases for space on the towers at most of these sites for use by the Company’s radio stations. The Company classified this transaction under the finance method as the agreement provides for an earn-out whereby the Company can receive additional cash consideration of up to $2.0 million after 42 months, depending if the buyer meets certain revenue targets.

The amount of depreciation and amortization expense attributable to assets held under the financing method was $0.1 million for the three months ended March 31, 2010 and the amount of interest expense for the cash consideration received of $12.6 million was $0.2 million for the three months ended March 31, 2010.

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

During the three months ended March 31, 2010 and 2009, the Company had outstanding the aggregate notional amounts of $475.0 million and $550.0 million, respectively, of cash flow interest rate transactions that were hedged against the Company’s variable rate senior debt.  In accordance with the terms of a Swap agreement dated January 28, 2008, the notional amount decreased from $225.0 million to $150.0 million on January 28, 2010 thereby eliminating a notional amount of $75.0 million with a fixed Eurodollar London interbank offered rate (“LIBOR”) of 3.03%.

As of March 31, 2010, the Company had the following derivatives outstanding:

Type					Fixed
Of	Notional	Effective			LIBOR		Expiration
Hedge	Amount	Date		Collar	Rate		Date
	(amounts
	(in millions)

Swap	$150.0	January 28, 2008		n/a	3.03%		January 28, 2011
Collar	100.0	February 28, 2008	[	Cap	4.00%	]	February 28, 2011
				Floor	2.14%
Swap	125.0	March 28, 2008		n/a	2.91%		September 28, 2011
Swap	100.0	May 28, 2008		n/a	3.62%		May 28, 2012
Total	$475.0

The following is a summary of the fair value of the derivatives outstanding as of March 31, 2010 and December 31, 2009:

		Fair Value
		March 31,	December 31,
	Balance Sheet	2010	2009
	Location	Asset (Liability)
		(amounts in thousands)
Designated Derivatives
Interest rate hedge transactions	Current Liabilities	$(4,729)	$—
Interest rate hedge transactions	Other Long-Term Liabilities	$(8,680)	$(13,432)

The Company does not expect to reclassify to the statement of operations within the next 12 months any portion of the amount outstanding as of March 31, 2010.

The following is a summary (amounts in thousands) of the gains (losses) related to the Company’s cash flow hedges for the three months ended March 31, 2010 and 2009:

Three Months Ended
March 31,
Description	2010	2009

Type Of Derivative Designated As A Cash Flow Hedge	Interest Rate	Interest Rate
Amount of Gain (Loss) Recognized In Other Comprehensive Income (“OCI”)	$23	$(985)
Location Of Gain (Loss) Reclassified From OCI To Statement Of Operations	Interest Expense	Interest Expense
Amount of Gain (Loss) Reclassified From OCI To Statement Of Operations	$—	$—
Location Of Gain (Loss) In Statement Of Operations	Interest Expense	Interest Expense
Amount Of Gain (Loss) In Statement Of Operations Due To Ineffectiveness	$—	$—

The following table presents the accumulated derivative gains (losses) recorded in the statements of other comprehensive income (loss) as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	Assets (Liabilities)
	(amounts in thousands)

Accumulated derivative unrealized loss	$(13,409)	$(13,432)

8.                                      CONTINGENCIES AND GUARANTOR ARRANGEMENTS

Contingencies

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings.  In the opinion of management, any potential liability of the Company which may arise out of, or with respect to, these matters will not materially affect the Company’s financial position, results of operations or cash flows.

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, property, director and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering claims experience, demographic factors, severity factors, outside expertise and other actuarial assumptions. Under one of these policies, the Company is required to maintain a letter of credit in the amount of $0.7 million.

In January 2010, a plaintiff acknowledged full satisfaction by the Company’s insurance carrier of a judgment against the Company. In connection with the settled claim, as of December 31, 2009, the Company recorded an insurance claim receivable from its insurance company of $16.5 million along with a claim payable to the plaintiff of $16.5 million.

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

The Company’s agreements with Broadcast Music, Inc. (“BMI”) and American Society of Composers, Authors and Publishers (“ASCAP”) each expired as of December 31, 2009. In January 2010, the Radio Music Licensing Committee, of which the Company is a participant, has filed motions in the New York courts against BMI and ASCAP on behalf of the radio industry, seeking interim fees and a determination of fair and reasonable industry-wide license fees.  The final fees as determined by the courts may be different than the fees estimated by the Company.

Guarantor Arrangements

The Company enters into indemnification agreements in the ordinary course of business and other agreements which include indemnification provisions.  The Company believes the estimated fair value of these agreements is minimal and has not recorded liabilities for these agreements as of March 31, 2010.

9.                                      SHAREHOLDERS’ EQUITY

Dividend Equivalents

The Company’s grants of RSUs include the right, upon vesting, to receive a cash payment equal to the aggregate amount of dividends, if any, that a holder would have received on the shares of common stock underlying their RSUs if such RSUs had been vested during the period. For the three months ended March 31, 2010 and 2009, the Company paid $0.8 million and $0.7 million, respectively, to the holders of RSUs that vested during these periods. The long-term dividend equivalent amount, accrued and unpaid on unvested RSUs, was $0.3 million and $0.8 million as of March 31, 2010 and December 31, 2009, respectively, and is included under other long-term liabilities in the balance sheet. The short-term dividend equivalent amount, accrued and unpaid on unvested RSUs, was $.07 million and $1.0 million as of March 31, 2010 and December 31, 2009, respectively, and is included under other current liabilities in the balance sheet. The amount paid is considered a windfall tax benefit that will be recorded to paid-in capital when realized.

Repurchases Of Vested RSUs

Upon vesting, unless an employee elects to pay the tax withholding obligation in cash, the Company withholds shares of stock in an amount sufficient to cover the employee’s tax withholding obligations.  As a result, during the three months ended March 31, 2010 and 2009, the Company was deemed to have repurchased 0.2 million and 0.1 million shares of stock, respectively.

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

As of March 31, 2010 and December 31, 2009, $5.7 million and $5.2 million, respectively, were deferred under these plans and were included in other long-term liabilities. For the three months ended March 31, 2010 and

2009, the Company recorded $0.2 million as an increase in deferred compensation expense and $0.3 million as a reduction to deferred compensation expense, respectively.

11.                               NET INCOME PER SHARE

Three Months Ended March 31, 2010 and 2009

The effect of stock options and RSUs in the calculation of net income per share, using the treasury stock method, was dilutive for the three months ended March 31, 2010 and March 31, 2009.

The following table sets forth the computations of basic and diluted net income per share for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31, 2010			March 31, 2009
	(amounts in thousands, except share and per share data)
			Net Income			Net Income
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic net income per common share:
Net income	$4,200	35,622,615	$0.12	$5,336	35,393,660	$0.15
Impact of equity awards		1,948,769			88,670
Diluted net income per common share:
Net income	$4,200	37,571,384	$0.11	$5,336	35,482,330	$0.15

In computing the incremental shares under the treasury stock method for the three months ended March 31, 2010, 0.2 million restricted stock units (including 0.1 million restricted stock units with market and service conditions as the market conditions were not satisfied as of March 31, 2010) and options to purchase 0.1 million shares of common stock at a range of $9.48 to $48.21 were excluded from the computation as they were anti-dilutive.

In computing the incremental shares under the treasury stock method for the three months ended March 31, 2009, 1.2 million restricted stock units (including 0.1 million restricted stock units with market and service conditions as the market conditions were not satisfied as of March 31, 2009) and options to purchase 2.9 million shares of common stock at a range of $1.34 to $52.05 were excluded from the computation as they were anti-dilutive.

12.                               INCOME TAXES

Effective Tax Rate - Overview

The Company’s income tax rate for the three months ended March 31, 2010 was based on the estimated annual effective tax rate for 2010 (excluding the impact of a valuation allowance for deferred tax assets as described below), and includes: (1) the effect of permanent differences between income subject to income tax for book and tax purposes; and (2) any discrete items of tax. The Company’s effective tax rate, which can fluctuate from quarter to quarter, can be higher than the federal statutory rate of 35% primarily as a result of the provision for state taxes (net of a federal tax deduction).

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

Tax Rate For The Three Months Ended March 31, 2010

The effective income tax rate was 18.4% for the three months ended March 31, 2010, which reflects an increase in the deferred tax asset valuation allowance for the reasons as described below under Valuation Allowance For Deferred Tax Assets (after excluding net deferred tax liabilities associated with non amortizable assets such as broadcasting licenses and goodwill).  The increase in the valuation allowance was offset by certain discrete items of tax.

Tax Rate For The Three Months Ended March 31, 2009

The effective income tax rate was 21.8% for the three months ended March 31, 2009, which was negatively impacted by certain discrete items of tax.

Deferred Tax Liabilities

As of March 31, 2010 deferred tax liabilities were $1.6 million and as of December 31, 2009, there were no deferred tax liabilities, as the deferred tax liabilities were fully offset by deferred tax assets. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

Valuation Allowance For Deferred Tax Assets

The Company increased its valuation allowance by $5.8 million to $56.7 million as of March 31, 2010 from $50.9 million as of December 31, 2009, primarily as a result of an increase in its deferred tax assets as of March 31, 2010 as compared to December 31, 2009. As a result of cumulative losses incurred by the Company since 2006, a deferred tax asset valuation allowance was established due to the uncertainty that the deferred tax assets would be realized in future years (after excluding net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill). The valuation allowance as of March 31, 2010 and December 31, 2009 includes an income tax benefit recorded in other comprehensive income (loss) of $5.3 million as of each period.

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

Income Tax Payments And Refunds

The Company made income tax payments of less than $0.1 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively.

As a result of federal tax legislation during the fourth quarter of 2009 that allowed the Company to carryback its 2008 net operating loss for five years rather than for two years, the Company recorded $7.0 million under prepaid and refundable income taxes.  On April 2, 2010, the Company received $6.8 million in income tax refunds and expects to receive the balance of $0.2 million during the second quarter of 2010.

Liabilities For Uncertain Tax Positions

For the three months ended March 31, 2010, the Company recorded a decrease of $0.7 million to income tax expense, which amount consisted primarily of tax liabilities reduced due to the expiration of statutes of limitation for certain tax liabilities (including interest and principal).  For the three months ended March 31, 2009, the Company recorded an increase to income tax expense of less than $0.1 million, which amount consisted primarily of interest and penalties.

The Company’s liabilities for uncertain tax positions as of March 31, 2010 and December 31, 2009 were $4.5 million and $5.3 million, respectively, which were recorded in the balance sheets as long-term tax liabilities. The Company reviews its estimates on a quarterly basis, and any change in its liabilities for uncertain tax positions will result in an adjustment to its income tax expense in the statement of operations in each period measured.

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

The accounts receivable balances and reserve for doubtful accounts as of March 31, 2010 and December 31, 2009 are presented in the following table:

	March 31,	December 31,
	2010	2009
	(amounts in thousands)

Accounts receivable	$61,382	$71,618
Allowance for doubtful accounts	(2,969)	(3,299)
Accounts receivable, net of allowance for doubtful accounts	$58,413	$68,319

As of March 31, 2010 and December 31, 2009, the Company recorded accounts receivable credits in the amounts of $2.5 million and $1.8 million, respectively, which amounts are included in the balance sheets under other current liabilities.  Accounts receivable credits can result from advertiser prepayments or overpayments.

As of March 31, 2010 and December 31, 2009, the Company recorded current unearned revenues of $0.5 million and $0.8 million, respectively, which amounts are included in the balance sheets under other current liabilities.

14.                               FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements

The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010 and December 31, 2009. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

As Of March 31, 2010
Value Measurements At Reporting Date Using
Quoted Prices
In Active
		Markets For	Significant
		Identical	Other	Significant
		Assets Or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description	Assets (Liabilities)
(amounts in thousands)

Assets
Available For Sale Securities	$391	$—	$—	$391

Liabilities
Interest Rate Cash Flow Hedges	$(13,409)	$	$(13,409)	$—

As Of December 31, 2009
Value Measurements At Reporting Date Using
Quoted Prices
In Active
		Markets For	Significant
		Identical	Other	Significant
		Assets Or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description	Assets (Liabilities)
(amounts in thousands)

Assets
Available For Sale Securities	$391	$—	$—	$391

Liabilities
Interest Rate Cash Flow Hedges	$(13,432)	$	$(13,432)	$—

For the Company’s interest rate hedges, the Company pays a fixed rate and receives a variable interest rate that is observable based upon a forward interest rate curve and is therefore considered a level 2 item (based on the Eurodollar rate).

For the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (level 3), the following amounts in thousands are a reconciliation of the activity during the three months ended March 31, 2010 and 2009:

Available
For Sale
Securities
Assets
Balance as of December 31, 2009 and March 31, 2010	$391

Available
For Sale
Securities
Assets
Balance as of December 31, 2008	$1,399
Recovery of investment	(7)
Balance as of March 31, 2009	$1,392

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis under the circumstances and events described in Note 3, Intangible Assets And Goodwill, and are adjusted to fair value only when the carrying values are more than the fair values.  The categorization of the framework used to price the assets is considered a level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

During the three months ended March 31, 2010 and 2009, there were no adjustments to fair value as there were no indicators that would have required interim testing.  The Company performs its annual testing of indefinite-lived intangible assets during the second quarter of each year.

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

(2) Senior debt (see Note 4, Senior Debt): As of March 31, 2010 and December 31, 2009, the fair value of the Company’s senior debt under the Company’s Bank Facility was $667.9 million and $675.8 million, respectively, while the carrying value was $716.0 million and $729.0 million, respectively. The Company’s determination of the fair value was based on a risk adjusted rate.

(3) 7.625% Senior Subordinated Notes (see Note 5): As of December 31, 2009, the fair value of the Company’s Notes was $6.0 million, while the carrying value was $6.6 million. The fair value was based on available market prices.  On March 8, 2010, the Company redeemed at par all of the remaining $6.6 million Notes outstanding.

(4) Outstanding Letters of Credit: The Company had a letter of credit outstanding in the amount of $0.7 million as of March 31, 2010 and $1.5 million as of December 31, 2009. The Company does not believe it is practicable to estimate the fair value of this financial instrument and does not expect any material loss from the resolution since performance is not likely to be required.

15.                               DEFERRED CHARGES AND OTHER ASSETS AND OTHER LONG-TERM LIABILITIES

Deferred charges and other assets, including definite-lived intangible assets, consist of the following:

	March 31,	December 31,
	2010	2009
	(amounts in thousands)

Debt issuance costs, net	$8,299	$3,756
Software costs, net	1,001	1,280
Prepaid assets - long term	1,236	1,421
Deferred contracts and other agreements, net	719	743
Leasehold premium, net	683	706
Deposits - long term	327	393
Advertiser lists and customer relationships, net	31	41
Other	138	146
	$12,434	$8,486

As of March 31, 2010 and December 31, 2009, the deferred rent liabilities were $3.4 million and are included in other under long-term liabilities.

ITEM 2.     Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2010. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  Our results of operations during the relevant periods represent the operations of the radio stations owned and operated by us.

Under the heading “Same Station Considerations,” we evaluate net revenues, station operating expenses and operating income by comparing the performance of stations owned or operated by us throughout a relevant period to the performance of those same stations in the prior period whether or not owned or operated by us. During the fourth quarter of 2009, another party commenced the operation of certain of our tower sites, which impacted same station considerations for the periods presented. The operation of these tower sites by another party is part of our plan to exit the operation of non-strategic tower sites. We use these comparisons to assess the effect of acquisitions and dispositions on our operations throughout the periods measured.

Results of Operations

The following significant factors affected our results of operations for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009:

•                  During March 2010, we amended (the “Amendment”) our senior credit agreement (“Bank Facility”) that increased our interest expense due to an increase in deferred financing expense of $5.2 million, which will be amortized over the remaining term of the Bank Facility.

•                  During the three months ended March 31, 2010, we repurchased the remaining $6.6 million of our then outstanding 7.625% senior subordinated notes (“Notes”) at par and recognized a net loss on extinguishment of debt of $(0.1) million due to the write-off of deferred financing expenses. During the three months ended March 31, 2009, we repurchased $21.0 million of our Notes and recognized a net gain on extinguishment of debt of $7.8 million.

Three Months Ended March 31, 2010 As Compared To The Three Months Ended March 31, 2009

Net Revenues

	Three Months Ended
	March 31, 2010	March 31, 2009
	(dollars in millions)
Net Revenues	$80.8	$75.4
Amount of Change	$5.4
Percentage Change	7.2%

At this time, we expect revenues to grow for the remainder of 2010. In 2009, poor economic conditions led to lower demand for radio advertising. This negative trend reversed in the first quarter of 2010 as the economy strengthened and business conditions improved.

Net revenues in the quarter increased in most of our markets.  Our net revenues were impacted the most by increases for those radio stations located in our Boston, Denver, New Orleans, San Francisco and Rochester markets.

Same Station Considerations:

•                                          Net revenues (tower rental income) in 2010 were not impacted for the transfer of tower operations to a third party as of the beginning of the period.

•                                          Net revenues (tower rental income) in 2009 would have been lower by $0.2 million if we had adjusted net revenues for the transfer of tower operations to a third party as of the beginning of the period.

Station Operating Expenses

	Three Months Ended
	March 31, 2010	March 31, 2009
	(dollars in millions)
Station Operating Expenses	$59.4	$58.6
Amount of Change	$0.8
Percentage Change	1.4%

The increase in station operating expenses was primarily due to an increase in net revenues as described above as certain variable expenses increase with a corresponding increase in net revenues. Management expects that, due to an anticipated increase in net revenues in 2010 for the reasons as described above under Net Revenues, the correlating trend of increased station operating expenses (primarily from increased variable expenses) will continue for the balance of the year.

Same Station Considerations:

•                                          Station operating expenses in 2010 would not have been impacted if we had adjusted station operating expenses for the transfer of tower operations to a third party as of the beginning of the period.

•                                          Station operating expenses in 2009 would have been lower by an amount less than $0.1 million if we had adjusted station operating expenses for the transfer of tower operations to a third party as of the beginning of the period.

Depreciation And Amortization Expense

	Three Months Ended
	March 31, 2010	March 31, 2009
	(dollars in millions)
Depreciation And Amortization Expense	$3.4	$4.3
Amount of Change	$(0.9)
Percentage Change	(20.9)%

Depreciation and amortization expense decreased in 2010 primarily due to the decrease over the past several years in: (i) capital expenditures; (ii) deferred charges and other assets; and (iii) acquisitions.

Corporate General And Administrative Expenses

	Three Months Ended
	March 31, 2010	March 31, 2009
	(dollars in millions)
Corporate General And Administrative Expenses	$5.9	$5.7
Amount of Change	$0.2
Percentage Change	3.5%

Corporate general and administrative expenses increased primarily due to the addition of several new employee positions over the past year.

Operating Income

	Three Months Ended
	March 31, 2010	March 31, 2009
	(dollars in millions)
Operating Income	$12.2	$6.8
Amount of Change	$5.4
Percentage Change	79.4%

The increase in operating income was primarily due to an increase in net revenues for the reasons described above under Net Revenues, net of an increase in station operating expenses for the reasons described under Station Operating Expenses.

Same Station Considerations:

•                                          Operating income in 2010 would not have been impacted if we had adjusted operating income for the transfer of tower operations to a third party as of the beginning of the period.

•                                          Operating income in 2009 would have been lower by $0.2 million if we had adjusted operating income for the transfer of tower operations to a third party as of the beginning of the period.

Interest Expense

	Three Months Ended
	March 31, 2010	March 31, 2009
	(dollars in millions)
Interest Expense	$7.0	$8.1
Amount of Change	$(1.1)
Percentage Change	(13.6)%

The decrease in interest expense was primarily due to: (1) a decrease in interest rates on outstanding debt during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009; (2) the repurchase of our Notes, which have a higher interest rate than the replacement debt; (3) a reduction in January 2010 of $75.0 million in notional value of an existing 3.03% fixed interest rate swap agreement; and (4) a decline in outstanding debt upon which interest is computed.

Income Before Income Taxes

	Three Months Ended
	March 31, 2010	March 31, 2009
	(dollars in millions)
Income Before Income Taxes	$5.1	$6.8
Amount of Change	$(1.7)
Percentage Change	(25.0)%

The decrease was primarily attributable to a prior year’s gain of $7.8 million on the retirement of our Notes as we repurchased debt at a discount as compared to the purchase of our Notes at par in the current period.  The decrease was offset by: (1) an increase in operating income for the reasons as described above under Operating Income; and (2) a decrease in our interest expense of $1.1 million for the reasons described above under Interest Expense.

Income Taxes

	Three Months Ended
	March 31, 2010	March 31, 2009
	(dollars in millions)
Income Taxes	$0.9	$1.5
Amount of Change	$(0.6)
Percentage Change	(40.0)%

Income tax expense for each period was primarily due to the recording of net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill.  As a result of cumulative losses incurred by the Company since 2006, a deferred tax asset valuation allowance was established due to the uncertainty that the deferred tax assets would be realized in future years (after excluding deferred tax liabilities associated with non-amortizable assets).  For the three months ended March 31, 2010, our income tax expense was reduced as a result of the expiration of statutes of limitations from liabilities for uncertain tax positions.

Net Income

	Three Months Ended
	March 31, 2010	March 31, 2009
	(dollars in millions)
Net Income	$4.2	$5.3
Amount of Change	$(1.1)
Percentage Change	(20.8)%

The net change was primarily attributable to the reasons described above under Income Before Income Taxes and Income Taxes.

Future Impairments

Our annual impairment test of our broadcasting licenses and goodwill was last performed in the second quarter of 2009. As part of our annual review during the second quarter of 2010, we will test our broadcasting licenses and goodwill for impairment. Any such impairment could be material. Future tests could result in impairments based on economic conditions at that time. As of March 31, 2010, no interim impairment test was required for our broadcasting licenses and goodwill.

Liquidity And Capital Resources

Liquidity

Historically, we have carried significant amounts of debt. As of March 31, 2010, we had outstanding under our Bank Facility $729.5 million in debt, including: (1) $716.0 million under our Bank Facility, which is comprised of $355.0 million in a term loan (“Term Loan”) and $361.0 million in drawn revolving credit facility (“Revolver”); (2) finance method lease obligations of $12.6 million and (4) $0.7 million in a letter of credit.

As of March 31, 2010, we had $2.6 million in cash and cash equivalents. During the three months ended March 31, 2010, we decreased our outstanding debt by $20.4 million, which includes a $0.8 million reduction in an outstanding letter of credit.

Our Credit Agreement, As Amended

On March 11, 2010, we amended our Bank Facility (the “Amendment”). In connection with the Amendment, certain key terms, as defined within the Bank Facility, were revised as follows:

•                  Depending on the Consolidated Leverage Ratio (Consolidated Funded Indebtedness to Consolidated Operating Cash Flow), we may elect an interest rate equal to: (1) the Eurodollar Rate plus fees that can range from 0.5% to 2.5%; or (2) the Base Rate plus fees that can range from 0.0% to 1.5%, where the Base

Rate is the highest of: (a) the Federal Funds Rate plus 0.5%; (b) the Eurodollar Rate plus 1.0%; and (c) the Prime Rate;

•                  During periods when the Consolidated Leverage Ratio exceeds six times, we are: (a) restricted in our ability to take certain actions, including but not limited to, the payment of dividends and the repurchase of our stock; and (b) subject to additional limitations on acquisitions and investments.

Under the Amendment, Consolidated Leverage Ratio cannot exceed seven times in 2010. This covenant ratio decreases quarterly in 2011 to a ratio of six times as of December 31, 2011.

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

The Amendment was treated as a modification to a debt instrument.  As a result, in the first quarter of 2010 we recorded deferred financing costs of $5.2 million related to the Amendment that will be amortized under the effective interest rate method over the remaining life of the Bank Facility. In addition, unamortized deferred financing costs of $3.1 million as of the Amendment date will continue to be amortized over the remaining life of the Bank Facility.

Our Bank Facility with a syndicate of lenders, was originally comprised of: (i) a Revolver of $650 million; and (ii) a Term Loan of $400 million. The Term Loan reduces (from and after September 30, 2009) in quarterly amounts starting at $15 million and ultimately increasing to $60 million. The Revolver provides us with funds for working capital and general corporate purposes including capital expenditures, and, except as limited under the Amendment, any one or more of the following: repurchases of Class A common stock, investments, dividends and acquisitions. The Bank Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of our wholly owned subsidiaries. In addition, the Bank Facility, as amended, is secured by a lien on all of our assets, other than our real property.

The undrawn amount of the Revolver was $288.3 million as of March 31, 2010. The amount available under the Revolver is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of March 31, 2010, we would be limited to borrowings significantly less than the undrawn limit unless such borrowings were used to repay indebtedness or for transactions that increase cash flow for purposes of covenant calculation. We plan to use the Revolver and cash flow from operations to fund the amortization of the Term Loan.

The Bank Facility, as amended, requires us to comply with certain financial covenants which are defined terms within the agreement, including: (1) a maximum Consolidated Leverage Ratio; and (2) a minimum ratio of Consolidated Operating Cash Flow to Consolidated Interest Charges of two times.  Management believes we are in compliance with all financial covenants and leverage ratios and all other terms of the Bank Facility as of March 31, 2010.

We believe that over the next 12 months we can continue to maintain our compliance with these covenants. We believe that cash on hand and cash from operating activities, together with available borrowings under the Revolver will be sufficient to permit us to meet our liquidity requirements over the next 12 months, including our debt repayments. While our operating cash flow has been reduced from prior periods during the recent economic downturn, it has remained positive and adequate to fund our operating needs. As a result, we have not been required to rely upon, and we do not anticipate having to rely upon, our Revolver to fund our operations.

Amending our Bank Facility or obtaining other funding or additional financing prior to the expiration of the current agreement will be essential as the Revolver balance outstanding will be due in full upon the expiration of the Bank Facility on June 30, 2012.

Based on all factors at this time, we would expect revenues to grow for the remainder of 2010. While economic conditions had a negative impact on our results of operations during 2009 due to reduced demand in the advertising sector, this negative trend reversed in the first quarter of 2010, primarily due to the strengthening of advertiser demand.

Operating Activities

Net cash flows provided by operating activities were $19.3 million and $15.9 million for the three months ended March 31, 2010 and 2009, respectively. The increase in 2010 was mainly attributable to an increase in net revenues, net of station operating expenses, offset by an increase in working capital requirements of $2.9 million. Working capital requirements increased primarily due to a decrease in accounts receivable collections as the outstanding accounts receivable balances subject to collections were $75.4 million as of the beginning of the prior year’s period as compared to $68.3 million as of the beginning of the current year’s period.

Investing Activities

Net cash flows used in investing activities were $0.7 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively.

For the three months ended March 31, 2010 and 2009, the cash used in investing activities primarily reflects $0.8 million during each period for additions to property and equipment.

Financing Activities

Net cash flows used in financing activities were $26.8 million and $10.7 million for the three months ended March 31, 2010 and 2009, respectively.

For the three months ended March 31, 2010, the cash flows used in financing activities primarily reflect the repurchase at par of our Notes at $6.6 million and the reduction to our net borrowings of $13.0 million under our Revolver. For the three months ended March 31, 2009, the cash flows used in financing activities primarily reflect the repurchase of our Notes at $13.0 million (after a discount of $8.0 million).

Dividends

Previously, we have used a portion of our capital resources to pay dividends on a quarterly basis effective beginning with the first quarter of 2006 and ending with and including the third quarter of 2008. Our Board of Directors has not declared any dividends since that time.

Pursuant to our Bank Facility, as amended in March 2010, during periods when our Consolidated Leverage Ratio exceeds six times, we will be prohibited from paying dividends.

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

Income Taxes

During the three months ended March 31, 2010, we paid less than $0.1 million in state income taxes. We anticipate that it will not be necessary to make any quarterly estimated federal and state income tax payments for the remainder of 2010 based upon existing prepayments and expected quarterly income subject to tax.

Capital Expenditures

Capital expenditures for the three months ended March 31, 2010 were $0.8 million. We anticipate that capital expenditures in 2010 will be between $4.0 million and $5.0 million.

Contractual Obligations

The following table reflects a summary as of March 31, 2010 of our calendar contractual obligations for the remainder of the year 2010 and thereafter:

	Payments Due By Period
					More Than
		Less Than	1 To 3	3 To 5	5
Contractual Obligations:	Total	1 Year	Years	Years	Years
	(amounts in thousands)

Long-term debt obligations (1)	$752,207	$81,778	$670,318	$68	$43
Operating lease obligations	66,334	8,993	21,591	15,353	20,397
Finance method lease obligations (2)	31,411	529	1,477	14,177	15,228
Purchase obligations (3)	229,653	51,595	96,411	46,624	35,023
Other long-term liabilities (4)	25,659	178	9,519	1,145	14,817
Total	$1,105,264	$143,073	$799,316	$77,367	$85,508

(1)                      (a)   Our Bank Facility had outstanding debt in the amount of $716.0 million as of March 31, 2010. The maturity under our Bank Facility could be accelerated if we do not maintain compliance with certain covenants.

(b)   The above table includes projected interest expense under the remaining term of our Bank Facility.

(2)                            Finance lease obligations outstanding include principal and interest expense.  When our continuing involvement in this transaction ceases after an initial period of 42 months that ends in the year 2013, we expect we will discontinue finance accounting and instead treat our obligations under the accounting guidance for capital and operating leases.

Also, we will recognize additional obligations included in the above table that cover lease payments for the period subsequent to the initial period of 42 months of continuing involvement. The minimum term for each of the leases is 20 years, which covers the period of continuing involvement and the period subsequent to continuing involvement. For further discussion, see Note 6, Financing Method Lease Obligations, in the accompanying notes to the financial statements.

(3)                      (a)   We have purchase obligations of $229.0 million, including contracts primarily for on-air personalities, sports programming rights, ratings services, music licensing fees, equipment maintenance and certain other operating contracts.

(b)  We have $0.7 million in liabilities primarily related to our obligation to provide a letter of credit.

(4)                      Included within total other long-term liabilities of $25.7 million are deferred income tax liabilities of $1.6 million that are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax liabilities may vary according to changes in tax laws, tax rates and our operating results. It is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities, together with liabilities for uncertain tax positions, are reflected in the above table in the column labeled as “More Than 5 Years” as it is impractical to determine whether there will be a cash impact to an individual year.  See Note 12, Income Taxes, in the accompanying notes to the consolidated financial statements for a discussion of deferred tax liabilities, including liabilities for uncertain tax positions.

Off-Balance Sheet Arrangements

Variable interest entity accounting was not applicable as of March 31, 2010 as we had no pending transactions to acquire or dispose of radio station assets.  As of March 31, 2010, we had no other off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 1 to the accompanying financial statements, Basis Of Presentation - New Accounting Pronouncements, for a discussion of the status and potential impact of new accounting pronouncements.

Critical Accounting Policies

There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2009.

For a more comprehensive list of our accounting policies, please see Note 2, Significant Accounting Policies, accompanying the consolidated financial statements included in our latest annual report on Form 10-K for the year ended December 31, 2009.  Note 2 to the consolidated financial statements included with Form 10-K contains several other policies, including policies governing the timing of revenue recognition, that are important to the preparation of our consolidated financial statements, but do not meet the SEC’s definition of critical accounting policies because they do not involve subjective or complex judgments.  In addition, for further discussion of new accounting policies that were effective for us on January 1, 2010 please refer to the new accounting pronouncements under Note 1 to the accompanying notes to the financial statements.

ITEM 3.                                                     Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt.  From time to time, we may seek to limit our exposure to interest rate volatility through the use of derivative rate hedging instruments.  If the borrowing rates under LIBOR were to increase 1% above the current rates as of March 31, 2010, our interest expense on our senior debt would increase by approximately $2.5 million on an annual basis, including any interest benefit or interest expense associated with the use of derivative rate hedging instruments as described below.

The following derivative rate hedging transactions, which fix interest on our variable rate debt, are outstanding as of March 31, 2010 in the aggregate notional amount of $475.0 million. These rate hedging transactions are tied to the one-month LIBOR interest rate.

Type					Fixed
Of	Notional	Effective			LIBOR		Expiration
Hedge	Amount	Date		Collar	Rate		Date
	(amounts
	(in millions)

Swap	$150.0	January 28, 2008		n/a	3.03%		January 28, 2011
Collar	100.0	February 28, 2008	[	Cap	4.00%	]	February 28, 2011
				Floor	2.14%
Swap	125.0	March 28, 2008		n/a	2.91%		September 28, 2011
Swap	100.0	May 28, 2008		n/a	3.62%		May 28, 2012
Total	$475.0

The fair value (based upon current market rates) of the rate hedging transactions is included as derivative instruments in long-term assets and/or liabilities for those instruments with maturity dates greater than one year and short-term assets and or liabilities for those instruments with maturity dates less than one year. The fair value of the hedging transactions is affected by a combination of several factors, including the change in the one-month LIBOR rate and the forward interest rate to maturity. Any increase in the one-month LIBOR rate and/or the forward interest rate to maturity results in a more favorable valuation, while any decrease in the one-month LIBOR rate and/or forward interest rate to maturity results in a less favorable valuation. Our credit exposure under these hedging agreements, or similar agreements we may enter into in the future, is the cost of replacing an agreement in the event of non-performance by our counter-party.

As of March 31, 2010, the fair value of our derivative instruments was a liability of $13.4 million, which represented a marginal decrease in liability from the balance as of December 31, 2009.  The positive change was primarily due to the effect of a decrease in the remaining period of each derivative instrument, offset by a decrease in the forward interest rate curve to maturity for those derivatives with longer remaining lives. The liability as of March 31, 2010 included a reduction in value for non-performance in accordance with the accounting provisions for fair value measurement.

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

PART II

OTHER INFORMATION

ITEM 1.                                                     Legal Proceedings

There were no material developments relating to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 15, 2010.

ITEM 1A.                                            Risk Factors

There have been no material changes from the Risk Factors described in our Form 10-K, filed with the SEC on March 15, 2010.

ITEM 2.                                                     Unregistered Sales Of Equity Securities And Use Of Proceeds

During the three-month period ending March 31, 2010, we withheld shares of stock upon the vesting of restricted stock units to cover withholding tax obligations, unless an employee elected to pay such tax in cash.  The following table provides information on shares withheld (which are considered repurchased) during the three-month period ended March 31, 2010:

			(c)	(d)
			Total	Maximum
			Number Of	Approximate
			Shares	Dollar Value
			Purchased	Of
			As	Shares That
	(a)	(b)	Part Of	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under
	Of Shares	Paid	Plans Or	The Plans
Period	Purchased	Per Share	Programs	Or Programs
January 1, 2010 - January 31, 2010	13,497	$7.90	—	$—
February 1, 2010 - February 28, 2010	106,972	$8.56	—	$—
March 1, 2010 - March 31, 2010	36,712	$10.18	—	$—
Total	157,181		—

In connection with employee tax obligations related to the vesting of restricted stock units during the three months ended March 31, 2010 and in accordance with elections by certain employees, we are deemed to have purchased the shares withheld to satisfy employees’ tax obligations of 13,497 shares at an average price of $7.90 per share in January 2010, 106,972 shares at an average price of $8.56 per share in February 2010 and 36,712 shares at an average price of $10.18 per share in March 2010. These shares are included in the above table.

ITEM 3.                                                     Defaults Upon Senior Securities

None.

ITEM 4.                                                     [Reserved]

None.

ITEM 5.                                                     Other Information

None.

ITEM 6.     Exhibits

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007 and May 15, 2009. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)

10.01

First Amendment dated as of March 11, 2010 to Credit Agreement (dated as of June 18, 2007) among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and L/C Issuer and the lenders party thereto. (3)

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

ENTERCOM COMMUNICATIONS CORP.
(Registrant)

Date: May 7, 2010	/S/ David J. Field
Name: David J. Field
Title: President and Chief Executive Officer
(principal executive officer)

Date: May 7, 2010	/S/ Stephen F. Fisher
Name: Stephen F. Fisher
Title: Executive Vice President - Operations and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007 and May 15, 2009. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)

10.01

First Amendment dated as of March 11, 2010 to Credit Agreement (dated as of June 18, 2007) among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and L/C Issuer and the lenders party thereto. (3)

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