Form 10-Q
period 2010-06-30
ENTERCOM COMMUNICATIONS CORP
filed 2010-08-02
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Class A common stock, $0.01 par value — 29,652,356 Shares Outstanding as of July 23, 2010

(Class A Shares Outstanding include 1,389,329 unvested and vested but deferred restricted stock units)

Class B common stock, $0.01 par value — 7,457,532 Shares Outstanding as of July 23, 2010

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

ii

PART I

FINANCIAL INFORMATION

ITEM 1.     Financial Statements

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	JUNE 30,	DECEMBER 31,
	2010	2009
ASSETS:
Cash and cash equivalents	$4,371	$10,751
Accounts receivable, net of allowance for doubtful accounts	76,612	68,319
Prepaid expenses and deposits, other	5,800	4,701
Prepaid and refundable federal and state income taxes	643	7,628
Insurance claim receivable	—	16,500
Total current assets	87,426	107,899
Investments	391	391
Net property and equipment	67,063	71,740
Radio broadcasting licenses	707,852	707,852
Goodwill	38,168	38,168
Deferred charges and other assets, net of accumulated amortization	11,859	8,486

TOTAL ASSETS	$912,759	$934,536

LIABILITIES:
Accounts payable	$3,330	$477
Accrued expenses	12,198	13,152
Accrued compensation and other current liabilities	15,374	12,678
Insurance claim payable	—	16,500
Long-term debt, current portion	96,025	80,024
Total current liabilities	126,927	122,831
Long-term debt, net of current portion	605,136	655,728
Financing method lease obligations	12,610	12,610
Deferred tax liabilities	9,139	—
Other long-term liabilities	23,116	29,415
Total long-term liabilities	650,001	697,753
Total liabilities	776,928	820,584

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	372	372
Additional paid-in capital	590,216	588,622
Accumulated deficit	(443,060)	(461,610)
Accumulated other comprehensive loss	(11,697)	(13,432)
Total shareholders’ equity	135,831	113,952

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$912,759	$934,536

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2010	2009

NET REVENUES	$186,622	$176,671

OPERATING (INCOME) EXPENSE:
Station operating expenses, including non-cash compensation expense of $568 in 2010 and $762 in 2009	127,877	125,733
Depreciation and amortization expense	6,647	8,540
Corporate general and administrative expenses, including non-cash compensation expense of $2,534 in 2010 and $2,937 in 2009	11,102	11,584
Impairment loss	—	67,676
Net time brokerage agreement income	—	(2)
Net gain on sale or disposal of assets	(9)	—
Total operating expense	145,617	213,531
OPERATING INCOME (LOSS)	41,005	(36,860)

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing expense of $1,490 in 2010 and $776 in 2009	14,150	15,972
Interest and dividend income	(11)	(17)
Net (gain) loss on extinguishment of debt	62	(16,128)
Other income	(22)	(380)
TOTAL OTHER (INCOME) EXPENSE	14,179	(553)

INCOME (LOSS) BEFORE INCOME TAXES	26,826	(36,307)
INCOME TAXES	8,364	270
NET INCOME (LOSS)	$18,462	$(36,577)

NET INCOME (LOSS) PER SHARE - BASIC	$0.52	$(1.03)

NET INCOME (LOSS) PER SHARE - DILUTED	$0.49	$(1.03)

WEIGHTED AVERAGE SHARES:
Basic	35,686,383	35,342,509
Diluted	37,678,189	35,342,509

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2010	2009

NET REVENUES	$105,788	$101,300

OPERATING (INCOME) EXPENSE:
Station operating expenses, including non-cash compensation expense of $390 in 2010 and $672 in 2009	68,489	67,164
Depreciation and amortization expense	3,266	4,224
Corporate general and administrative expenses, including non-cash compensation expense of $962 in 2010 and $1,235 in 2009	5,227	5,897
Impairment loss	—	67,676
Net gain on sale or disposal of assets	(38)	(7)
Total operating expense	76,944	144,954
OPERATING INCOME (LOSS)	28,844	(43,654)

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing expense of $941 in 2010 and $382 in 2009	7,170	7,859
Interest and dividend income	(4)	(9)
Net gain on extinguishment of debt	—	(8,373)
TOTAL OTHER (INCOME) EXPENSE	7,166	(523)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	21,678	(43,131)
INCOME TAXES (BENEFIT)	7,416	(1,218)
NET INCOME (LOSS)	$14,262	$(41,913)

NET INCOME (LOSS) PER SHARE - BASIC	$0.40	$(1.19)

NET INCOME (LOSS) PER SHARE - DILUTED	$0.38	$(1.19)

WEIGHTED AVERAGE SHARES:
Basic	35,714,159	35,289,531
Diluted	37,581,924	35,289,531

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2010	2009

NET INCOME (LOSS)	$18,462	$(36,577)

OTHER COMPREHENSIVE INCOME, NET OF TAXES:

Net unrealized gain on derivatives, net of taxes of $0 in 2010 and $0 in 2009	1,735	1,359

COMPREHENSIVE INCOME (LOSS)	$20,197	$(35,218)

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2010	2009

NET INCOME (LOSS)	$14,262	$(41,913)

OTHER COMPREHENSIVE INCOME, NET OF TAXES:

Net unrealized gain on derivatives, net of taxes of $0 in 2010 and $0 in 2009	1,712	2,344

COMPREHENSIVE INCOME (LOSS)	$15,974	$(39,569)

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2010 AND YEAR ENDED DECEMBER 31, 2009

(amounts in thousands, except share data)

(unaudited)

							Accumulated
	Common Stock				Additional		Other
	Class A		Class B		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2008	29,479,188	$295	7,607,532	$76	$582,325	$(467,177)	$(15,262)	$100,257
Net income	—	—	—	—	—	5,398	—	5,398
Conversion of Class B common stock to Class A common stock	150,000	1	(150,000)	(1)	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	485	—	—	485
Compensation expense related to granting of restricted stock units	796,824	8	—	—	6,380	—	—	6,388
Issuance of common stock related to an incentive plan	74,369	—	—	—	97	—	—	97
Common stock repurchase	(662,664)	(7)	—	—	(882)	—	—	(889)
Purchase of vested employee restricted stock units	(82,556)	—	—	—	(104)	—	—	(104)
Net dividend equivalents on restricted stock units (net of forfeitures and payments)	—	—	—	—	—	169	—	169
Realization of tax benefit for dividend equivalent payments	—	—	—	—	321	—	—	321
Net unrealized gain on derivatives	—	—	—	—	—	—	1,830	1,830
Balance, December 31, 2009	29,755,161	297	7,457,532	75	588,622	(461,610)	(13,432)	113,952
Net income	—	—	—	—	—	18,462	—	18,462
Compensation expense related to granting of stock options	—	—	—	—	255	—	—	255
Compensation expense related to granting of restricted stock units	(4,226)	—	—	—	2,847	—	—	2,847
Exercise of stock options	81,975	—	—	—	109	—	—	109
Purchase of vested employee restricted stock units	(180,396)	—	—	—	(1,617)	—	—	(1,617)
Net dividend equivalents on restricted stock units (net of forfeitures and payments)	—	—	—	—	—	88	—	88
Net unrealized gain on derivatives	—	—	—	—	—	—	1,735	1,735
Balance, June 30, 2010	29,652,514	$297	7,457,532	$75	$590,216	$(443,060)	$(11,697)	$135,831

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$18,462	$(36,577)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,647	8,540
Amortization of deferred financing costs	1,490	776
Deferred tax benefit and other	9,139	270
Provision for bad debts	742	1,372
Net gain on sale or disposal of assets	(9)	—
Non-cash stock-based compensation expense	3,102	3,699
Deferred rent	(5)	18
Unearned revenue - long-term	—	(421)
Net (gain) loss on extinguishment of debt	62	(16,128)
Deferred compensation	237	744
Impairment loss	—	67,676
Other income	(22)	(380)

Changes in assets and liabilities:
Accounts receivable	(9,014)	1,121
Prepaid expenses and deposits	15,398	(388)
Prepaid and refundable income taxes	6,985	95
Accounts payable and accrued liabilities	(14,516)	(513)
Accrued interest expense	(185)	(1,074)
Accrued liabilities - long-term	(949)	(577)
Prepaid expenses - long-term	(431)	(229)
Net cash provided by operating activities	37,133	28,024

INVESTING ACTIVITIES:
Additions to property and equipment	(1,474)	(1,240)
Proceeds from sale of property, equipment, intangibles and other assets	108	19
Deferred charges and other assets	(46)	(43)
Proceeds from investments	22	6
Proceeds from termination of radio station contract	—	380
Net cash used in investing activities	(1,390)	(878)

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2010	2009
FINANCING ACTIVITIES:
Deferred expenses related to bank facility	(5,155)	—
Proceeds from issuance of long-term debt	37,500	25,000
Payments of long-term debt	(65,512)	(14,011)
Retirement of senior subordinated notes	(6,579)	(22,860)
Purchase of the Company’s common stock	—	(889)
Proceeds from issuance of employee stock plan	—	82
Proceeds from the exercise of stock options	109	—
Purchase of vested restricted stock units	(1,617)	(90)
Payment of dividend equivalents on vested restricted stock units	(869)	(747)
Net cash used in financing activities	(42,123)	(13,515)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,380)	13,631
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,751	4,284
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,371	$17,915

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$12,883	$16,307
Income taxes	$82	$192

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 2010, the Company issued 0.1 million restricted stock units (net of forfeitures) that will increase its paid-in capital by $0.2 million over the vesting period of the restricted stock units. For purposes of computing forfeitures noted above, 0.1 million market-based restricted stock units that did not vest as the vesting conditions were not met, were not included.

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

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

Recent Accounting Pronouncements

In June 2009, the accounting standards were amended for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest provides the entity with a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards were effective January 1, 2010.  The adoption of the amended standards did not have any effect on our results of operations, cash flows or financial position.

2.                                      SHARE-BASED COMPENSATION

Restricted Stock Units (“RSUs”)

A summary of the Company’s outstanding RSUs as of June 30, 2010, and changes in RSUs during the six months ended June 30, 2010, is as follows:

				Weighted
				Average	Aggregate
			Weighted	Remaining	Intrinsic
			Average	Contractual	Value As Of
		Number of	Purchase	Term	June 30,
	Period Ended	RSUs	Price	In Years	2010

RSUs outstanding as of:	December 31, 2009	1,917,533
RSUs awarded		71,336
RSUs released		(523,603)
RSUs forfeited		(75,937)
RSUs outstanding as of:	June 30, 2010	1,389,329	$—	1.4	$12,253,882

RSUs vested and expected to vest		1,264,506	$—	1.4	$10,413,204
RSUs exercisable (vested and deferred)		83,871	$—		$739,742
Weighted average remaining recognition period in years		2.3

As of June 30, 2010, there was $4.6 million of unamortized compensation expense, net of estimated forfeitures, related to unvested RSUs, which is expected to be recognized over a remaining weighted average recognition period of 2.3 years.

RSUs With Service And Market Conditions

During the six months ended June 30, 2010, 50% of the Company’s outstanding 0.1 million RSUs with service and market conditions vested while the other 50% were forfeited (as not all of the market conditions were satisfied).

During the first quarter of 2009, the Company modified 0.2 million RSUs with service and market conditions by eliminating the market conditions.  Due to the modification, additional expense of $0.2 million will be recognized over the new vesting period of two years from the modification date.

Options

The following table presents the option activity for the six months ended June 30, 2010:

				Weighted	Aggregate
				Average	Intrinsic
			Weighted	Remaining	Value
			Average	Contractual	As of
		Number of	Exercise	Term	June 30,
	Period Ended	Options	Price	In Years	2010

Options outstanding as of:	December 31, 2009	1,148,032	$3.13
Options granted		2,500	$12.08
Options exercised		(81,975)	$1.34
Options forfeited		(30,030)	$1.83
Options expired		(10,877)	$30.74
Outstanding as of:	June 30, 2010	1,027,650	$3.04	8.4	$7,109,082

Options vested and expected to vest as of:	June 30, 2010	939,900	$3.17	8.4	$6,474,527
Options vested and exercisable as of:	June 30, 2010	221,670	$8.00	7.6	$1,299,211
Weighted average remaining recognition period in years		2.6

As of June 30, 2010, $0.8 million of unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, is expected to be recognized in future periods over a weighted average period of 2.6 years.

The fair value of each option grant was estimated on the date of grant using the following weighted average assumptions:

	Six Months Ended
	June 30,
	2010	2009
Expected life (years)	6.3	6.3
Expected volatility factor (%)	69.2%	54.9% to 61.4%
Risk-free interest rate (%)	3.0%	2.2% to 2.4%
Expected dividend yield (%)	0.0%	0.0%

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2010:

		Options Outstanding			Options Exercisable
			Weighted
		Number Of	Average		Number Of
		Options	Remaining	Weighted	Options	Weighted
		Outstanding	Contractual	Average	Exercisable	Average
		June 30,	Term	Exercise	June 30,	Exercise
Exercise Prices		2010	In Years	Price	2010	Price
$1.34	$1.34	934,525	8.6	$1.34	173,464	$1.34
$1.57	$12.08	60,375	8.4	$8.37	15,456	$11.41
$27.75	$47.77	17,250	2.3	$35.97	17,250	$35.97
$47.82	$48.21	15,500	1.7	$48.00	15,500	$48.00
		1,027,650	8.4	$3.04	221,670	$8.00

Recognized Non-Cash Compensation Expense

The following table summarizes stock-based compensation expense related to awards of RSUs, employee stock options and purchases under the employee stock purchase plan for the six months ended June 30, 2010 and 2009:

	Six Months Ended		Three Months Ended
	June 30,
	2010	2009	2010	2009
	(amounts in thousands)
Station operating expenses	$568	$762	$390	$672
Corporate general and administrative expenses	2,534	2,937	962	1,235
Stock-based compensation expense included in operating expenses	3,102	3,699	1,352	1,907
Income tax benefit (net of a fully reserved valuation allowance)	—	—	—	—
Total	$3,102	$3,699	$1,352	$1,907

2009 Option Exchange Program

In February 2009, the Company’s Board of Directors approved an amendment to the Entercom Equity Compensation Plan (the “Plan”) to permit a one-time 2009 Option Exchange Program (“2009 OEP”), which amendment was approved at the May 2009 shareholders’ meeting. On April 13, 2009, the Company commenced the 2009 OEP, which was subject to shareholder approval, by making an offer to exchange to the Company’s eligible employees and non-employee directors. The Company offered such persons the opportunity to make an election to exchange all of their outstanding stock options with exercise prices equal to or greater than $11.80 per share for a lesser number of RSUs. The exchange ratios were as follows:

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

3.                                      INTANGIBLE ASSETS AND GOODWILL

(A) Indefinite-Lived Intangibles

Goodwill and certain intangible assets are not amortized.  The Company accounts for its acquired broadcasting licenses as indefinite-lived intangible assets and, similar to goodwill, these assets are reviewed at least annually for impairment. At the time of each review, if the fair value is less than the recorded value of goodwill and certain intangibles (such as broadcasting licenses), then a charge is recorded to the results of operations.

The Company may only write down the carrying value of its indefinite-lived intangibles. The Company is not permitted to increase the carrying value if the fair value of these assets subsequently increases.

Broadcasting Licenses

The Company performs its broadcasting license impairment test by evaluating its broadcasting licenses for impairment at the market level using the direct method.  For purposes of testing impairment, indefinite-lived intangible assets are combined into a single unit of accounting. Since the broadcasting licenses in each market are operated as a single asset, each market’s broadcasting licenses are a single unit of accounting. The Company determines the fair value of the broadcasting licenses in each of its markets by relying on a discounted cash flow approach (a 10-year income model) assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The Company’s fair value analysis contains assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a certain market. These variables include, but are not limited to: (1) the risk-adjusted discount rate used in the valuation of fair value; (2) market share and profit margin of an average station within a market based upon market size and station type; (3) the forecast growth rate of each radio market, including assumptions regarding each market’s population, household income, retail sales and other factors that would influence advertising expenditures; (4) estimated capital start-up costs and losses incurred during the early years; (5) the likely media competition within the market area; (6) an effective tax rate assumption; and (7) future terminal values.

Broadcasting License Impairment Testing During The Second Quarter Of 2010

The Company completed the impairment test for broadcasting licenses and determined that the fair value of the broadcasting licenses was more than the amount reflected in the balance sheet for each of the Company’s markets and accordingly, no impairment was recorded.

The methodology used by the Company in determining its key estimates and assumptions was applied consistently to each market. As a result, the analysis for each market is the same. Of the seven variables identified above, the Company believes that the first three (in clauses (1) through (3) above) are the most important to the determination of fair value. The following table reflects these estimates and assumptions used in 2010 as compared to the second quarter of 2009, the date of the most recent prior impairment test.  In general, when comparing the second quarter of 2010 to the second quarter of 2009: (1) the discount rate decreased primarily due to a decrease in the estimated required returns on debt and equity of publically traded radio companies; (2) the market specific operating profit margin range remained relatively flat; and (3) the market long-term revenue growth rates were marginally higher as the outlook for the industry improved.

	Second	Second
	Quarter	Quarter
	2010	2009
Discount rates	10.0%	10.6%
Operating profit margin ranges of the Company’s markets	21.0% to 42.5%	21.0% to 44.0%
Long-term revenue growth rate ranges of the Company’s markets	1.5% to 2.0%	1.0% to 2.5%

The following table presents the changes in the carrying value of the Company’s broadcasting licenses for the six months ended June 30, 2010 and 2009:

	Broadcasting Licenses
	Carrying Amount
	2010	2009
	(amounts in thousands)

Balance as of beginning of year	$707,852	$768,646
Impairment loss	—	(60,794)
Balance as of June 30,	$707,852	$707,852

The amount of unamortized broadcasting licenses reflected in the balance sheet as of June 30, 2010 and December 31, 2009 was $707.9 million.

Broadcasting License Impairment Testing During The Second Quarter Of 2009:

During the second quarter of 2009, the Company completed the impairment test for broadcasting licenses and determined that the fair value of its broadcasting licenses was less than the amount reflected in the balance sheet for each of the Company’s markets, other than Seattle, and recorded an impairment loss of $60.8 million. The prolonged economic downturn negatively impacted the radio broadcasting industry as advertising revenues continued to decline and expectations for growth over the next year were reduced. The reduction in the projected growth levels for the industry was the primary reason for further impairment to the Company’s broadcasting licenses in the second quarter, which was in addition to the impairment recorded in 2008. As revenues decline, profitability levels are also negatively impacted as fixed costs represent a large component of a radio station’s operating expenses. As a result, the asset base is particularly sensitive to the impact of continued declining revenues.

Goodwill

The Company performs its annual impairment test on its goodwill during the second quarter of each year by comparing the fair value for each reporting unit with the amount reflected on the balance sheet. The Company has determined that a radio market is a reporting unit and, in total, the Company assesses goodwill at 19 separate reporting units (three of the Company’s 22 reporting units have no goodwill recorded as of June 30, 2010). If the fair value of any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the amount reflected in the balance sheet to the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation.

To determine the fair value, the Company uses an income and market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.

Goodwill Impairment Test During Second Quarter Of 2010

In step one of the Company’s goodwill analysis, the Company considered the results of the market approach and the income approach in computing the fair value of the Company’s reporting units. In the market approach, the Company applied an estimated market multiple of between seven and a half times and eight times to each reporting unit’s operating performance to calculate the fair value. This multiple was higher than the six times multiple applied to all markets in the second quarter of 2009.  Management believes that these approaches are an appropriate measurement given the current market valuations of broadcast radio stations together with the historical market transactions, including those in recent months. Factors contributing to the determination of the reporting unit’s operating performance were historical performance and management’s estimates of future performance.

In the income approach, the Company utilized the discounted cash flow method to calculate the fair value of the reporting unit (the key estimates and assumptions are included in the table below). The results of step one indicated that it was not necessary to perform the second step analysis in any of the markets tested as the fair values for all of the Company’s markets were above book value. As a result of the step one test, no impairment loss was recorded during the second quarter of 2010. The Company performed a reasonableness test by comparing the fair value results for goodwill by using the implied multiple based on the Company’s cash flow performance and its current stock price and comparing the results to prevailing radio broadcast transaction multiples.

The following table reflects certain key estimates and assumptions used in 2010 and in the second quarter of 2009, the date of the most recent prior impairment test. The ranges for operating profit margin and revenue growth rates are for the Company’s markets.  In general, when comparing the second quarter of 2010 to the second quarter of 2009: (1) the discount rate decreased primarily due to a decrease in the estimated required returns in the debt and equity of publically traded radio companies; (2) the market specific operating profit margin range narrowed; and (3) the market long-term revenue growth rate range narrowed.

	Second	Second
	Quarter	Quarter
	2010	2009
Discount rates	10.0%	10.6%
Operating profit margin ranges of the Company’s markets	26.0% to 39.0%	21.0% to 41.0%
Long-term revenue growth rate ranges of the Company’s markets	1.5% to 2.0%	1.0% to 2.5%

The following table presents the change in the carrying value of the Company’s goodwill for the six months ended June 30, 2010 and 2009:

	Goodwill
	Carrying Amount
	June 30,
	2010	2009
	(amounts in thousands)
Goodwill before cumulative loss on impairment as of January 1,	$163,783	$163,783
Accumulated loss on impairment	(125,615)	(118,733)
Goodwill after cumulative loss on impairment	38,168	45,050
Loss on impairment during the year	—	(6,882)
Ending balance as of June 30,	$38,168	$38,168

If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges, which could be material, in future periods.

Goodwill Impairment Test During Second Quarter Of 2009

In step one of the Company’s goodwill analysis, the Company considered the results of the market approach and the income approach in computing the fair value of the Company’s reporting units. In the market approach, the Company applied an estimated market multiple of six times to each reporting unit’s operating performance to calculate the fair value. The Company applied the same market multiple consistently across all reporting units. In the income approach, the Company utilized the discounted cash flow method to calculate the fair value of the reporting unit. The results of step one indicated that it was necessary to perform the second step analysis in seven of the 22 markets. The fair values for two of the seven markets were marginally above book value. Management believes that these approaches are commonly used methodologies for valuing broadcast radio stations and that a six times multiple was an appropriate measurement given the then recent fall in market valuations of broadcast radio stations together with a historically low level of market transactions in recent months. The marginal stations were included in the Company’s step two impairment testing due to the subjective nature of the step one analysis (unobservable inputs) and the sensitivities inherent in these calculations. Factors contributing to the determination of the reporting unit’s operating performance were historical performance and management’s estimates of future performance.

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

The Company is required to make payments on the Term Loan in quarterly amounts starting at $15 million (September 30, 2009) and ultimately increasing to $60 million. The Company plans to fund the amortization of the Term Loan with cash flow from operations and its available Revolver capacity.

As of June 30, 2010, the Company had: (1) $701.0 million outstanding under the Bank Facility, including: (i) $336.0 million in Term Loan; and (ii) $365.0 million in drawn Revolver; and (2) a $0.7 million letter of credit.  As of June 30, 2010, the Company had $4.4 million in cash and cash equivalents.

On March 11, 2010, the Company amended its Bank Facility (the “Amendment”). The Bank Facility requires the Company to comply with certain financial covenants such as a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (defined terms within the agreement). In connection with the Amendment, certain key terms, as defined within the Bank Facility, were revised as follows:

•                  The Consolidated Leverage Ratio cannot exceed seven times in 2010. Beginning in 2011, this covenant ratio decreases quarterly in increments to a ratio of six times as of December 31, 2011.

•                  Depending on the Consolidated Leverage Ratio (Consolidated Funded Indebtedness to Consolidated Operating Cash Flow), the Company may elect an interest rate equal to: (1) the Eurodollar Rate plus fees that can range from 0.5% to 2.5%; or (2) the Base Rate plus fees that can range from 0.0% to 1.5%, where the Base Rate is the highest of: (a) the Federal Funds Rate plus 0.5%; (b) the Eurodollar Rate plus 1.0%; or (c) the Prime Rate;

•                  During periods when the Consolidated Leverage Ratio exceeds six times (defined in the Bank Facility as a “Restricted Period”), the Company is: (a) restricted in its ability to take certain actions, including but not limited to, the payment of dividends, the repurchase of its stock; and (b) subject to additional limitations on acquisitions and investments.

As of June 30, 2010, the Consolidated Leverage Ratio exceeded six times.  As a result, the Company is in a Restricted Period.

The Company’s ability to maintain compliance with its covenants will be highly dependent on the Company’s results of operations.  If the Company were to enter into an agreement with its lenders for covenant compliance relief, such relief could result in higher interest expense.

As of June 30, 2010, the undrawn amount of the Revolver was $284.3 million. The amount of the Revolver available to the Company, however, is a function of covenant compliance at the time of borrowing. Based on the Company’s financial covenant analysis as of June 30, 2010, the Company would be limited to borrowings significantly less than the undrawn limit unless such borrowings were used to repay indebtedness or for transactions that increase cash flow for purposes of covenant calculation.

Management believes that for the next 12 months the Company can continue to maintain its compliance with these covenants. Management also believes that cash on hand and cash from operating activities, together with available borrowings under the Revolver, will be sufficient to permit the Company to meet its liquidity requirements for the next 12 months, including the Company’s scheduled debt repayments.  The Company’s operating cash flow remains positive and Management believes that it is adequate to fund the Company’s operating needs.  As a result, the Company has not been required to rely upon, and the Company does not anticipate being required to rely upon, the Revolver to fund the Company’s operations.

Amending the Company’s Bank Facility or obtaining other funding or additional financing prior to the expiration of the current agreement will be essential since the Revolver balance outstanding will be due in full upon the expiration of the Bank Facility on June 30, 2012.

The Bank Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly owned subsidiaries. In addition, the Bank Facility as amended, is secured by a lien on all of the Company’s assets, other than real property.

The Amendment in March 2010 was treated as a modification to a debt instrument.  As a result, in the first quarter of 2010, the Company recorded deferred financing costs of $5.2 million related to the Amendment, which will be amortized over the remaining life of the Bank Facility on: (1) a straight-line basis for the Revolver; and (2) an effective interest rate method for the Term. In addition, unamortized deferred financing costs of $3.1 million as of the Amendment date will continue to be amortized over the remaining life of the Bank Facility.

5.                                      7.625% SENIOR SUBORDINATED NOTES

During the six months ended June 30, 2010, the Company repurchased the remaining $6.6 million of its 7.625% Senior Subordinated Notes (“Notes”) due March 1, 2014 at par and recorded in the statement of operations a loss on the extinguishment of debt of $0.1 million due to the write-off of deferred financing costs.

During the six and three months ended June 30, 2009, the Company repurchased $39.4 million and $18.4 million of its Notes, respectively. For the six and three months ended June 30, 2009, the Company recorded in the statement of operations a gain on the extinguishment of debt of $16.1 million and $8.4 million, respectively, net of the write-off of deferred financing costs of $0.5 million and $0.2 million, respectively.

6.                                      FINANCING METHOD LEASE OBLIGATIONS

During the fourth quarter of 2009, the Company completed the sale of certain tower facilities for $12.6 million in cash.  At the same time, the Company entered into leases for space on the towers at most of these sites for use by the Company’s radio stations. The Company classified this transaction under the finance method as the agreement provides for an earn-out whereby the Company can receive additional cash consideration of up to $2.0 million after 42 months, depending on whether the buyer meets certain revenue targets.

The amount of depreciation and amortization expense attributable to assets held under the financing method was $0.1 million for the six months ended June 30, 2010 and the amount of interest expense for the cash consideration received of $12.6 million was $0.3 million for the six months ended June 30, 2010.

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

During the six months ended June 30, 2010 and 2009, the Company had outstanding the aggregate notional amounts of $475.0 million and $550.0 million, respectively, of cash flow interest rate transactions that were hedged against the Company’s variable rate senior debt.  In accordance with the terms of a Swap agreement dated January 28, 2008, the notional amount decreased from $225.0 million to $150.0 million on January 28, 2010 thereby eliminating a notional amount of $75.0 million with a fixed Eurodollar London interbank offered rate (“LIBOR”) of 3.03%.

As of June 30, 2010, the Company had the following derivatives outstanding:

Type					Fixed
Of	Notional	Effective			LIBOR		Expiration
Hedge	Amount	Date		Collar	Rate		Date
	(amounts
	(in millions)

Swap	$150.0	January 28, 2008		n/a	3.03%		January 28, 2011
Collar	100.0	February 28, 2008	[	Cap	4.00%	]	February 28, 2011
				Floor	2.14%
Swap	125.0	March 28, 2008		n/a	2.91%		September 28, 2011
Swap	100.0	May 28, 2008		n/a	3.62%		May 28, 2012
Total	$475.0

The following is a summary of the fair value of the derivatives outstanding as of June 30, 2010 and December 31, 2009:

		Fair Value
		June 30,	December 31,
	Balance Sheet	2010	2009
	Location	Asset (Liability)
		(amounts in thousands)
Designated Derivatives
Interest rate hedge transactions	Current Liabilities	$(3,279)	$—
Interest rate hedge transactions	Other Long-Term Liabilities	$(8,418)	$(13,432)

The Company does not expect to reclassify to the statement of operations within the next 12 months any portion of the amount outstanding as of June 30, 2010.

The following is a summary (amounts in thousands) of the gains (losses) related to the Company’s cash flow hedges for the six months and three months ended June 30, 2010 and 2009:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
Description	2010	2009	2010	2009

Type Of Derivative Designated As A Cash Flow Hedge	Interest Rate	Interest Rate	Interest Rate	Interest Rate
Amount of Gain (Loss) Recognized In Other Comprehensive Income (“OCI”)	$1,735	$1,359	$1,712	$2,344
Location Of Gain (Loss) Reclassified From OCI To Statement Of Operations	Interest Expense	Interest Expense	Interest Expense	Interest Expense
Amount of Gain (Loss) Reclassified From OCI To Statement Of Operations	$—	$—	$—	$—
Location Of Gain (Loss) In Statement Of Operations	Interest Expense	Interest Expense	Interest Expense	Interest Expense
Amount Of Gain (Loss) In Statement Of Operations Due To Ineffectiveness	$—	$—	$—	$—

The following table presents the accumulated derivative gains (losses) recorded in the statements of other comprehensive income (loss) as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	Assets (Liabilities)
	(amounts in thousands)

Accumulated derivative unrealized loss	$(11,697)	$(13,432)

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

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, property, directors’ and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering claims experience, demographic factors, severity factors, outside expertise and other actuarial assumptions. Under one of these policies, the Company is required to maintain a letter of credit in the amount of $0.7 million.

In January 2010, a plaintiff acknowledged full satisfaction by the Company’s insurance carrier of a judgment against the Company. In connection with the satisfaction of this claim, as of December 31, 2009, the Company recorded an insurance claim receivable from its insurance company of $16.5 million along with a claim payable to the plaintiff of $16.5 million.

The Company could face increased costs in the form of fines and a greater risk that the Company could lose any one or more of its broadcasting licenses if the FCC concludes that programming broadcast by a Company station was obscene, indecent or profane and such conduct warrants license revocation.  The FCC’s authority to impose a fine for the broadcast of such material is $325,000 for a single incident, with a maximum fine of up to $3.0 million for a continuing violation. In the past, the FCC has issued Notices of Apparent Liability and a Forfeiture Order with respect to several of the Company’s stations proposing fines for certain programming which the FCC deemed to have been indecent. These cases are the subject of pending administrative appeals. The FCC has also investigated other complaints from the public that some of the Company’s stations broadcast indecent programming.  These investigations remain pending.  The FCC initiated an investigation into the incident that was the subject of the lawsuit described above.

The Company has filed on a timely basis renewal applications for those radio stations with radio broadcasting licenses that are subject to renewal with the FCC. The Company’s costs to renew its licenses with the FCC are minimal and are expensed as incurred rather than capitalized.  Certain licenses were not renewed prior to the renewal date, which is not unusual. The Company continues to operate these radio stations under their existing licenses until the licenses are renewed.  The FCC may delay the renewal pending the resolution of open inquiries. The affected stations are, however, authorized to continue operations until the FCC acts upon the renewal applications.

The Company’s agreements with Broadcast Music, Inc. (“BMI”) and American Society of Composers, Authors and Publishers (“ASCAP”) each expired as of December 31, 2009. In January 2010, the Radio Music Licensing Committee, of which the Company is a participant, filed motions in the New York courts against BMI and ASCAP on behalf of the radio industry, seeking interim fees and a determination of fair and reasonable industry-wide license fees. The courts recently approved reduced interim fees for ASCAP and BMI. The final fees, as determined by the courts, may be retroactive to the beginning of the period and may be different from these interim fees.

Guarantor Arrangements

The Company enters into indemnification agreements in the ordinary course of business and other agreements which include indemnification provisions.  The Company believes the estimated fair value of these agreements is minimal and has not recorded liabilities for these agreements as of June 30, 2010.

9.                                      SHAREHOLDERS’ EQUITY

Dividend Equivalents

The Company’s grants of RSUs include the right, upon vesting, to receive a cash payment equal to the aggregate amount of dividends, if any, that a holder would have received on the shares of common stock underlying their RSUs if such RSUs had been vested during the period. For the six months ended June 30, 2010 and 2009, the Company paid $0.9 million and $0.7 million, respectively, to the holders of RSUs that vested during these periods. The long-term dividend equivalent amount, accrued and unpaid on unvested RSUs, was $0.3 million and $0.8 million as of June 30, 2010 and December 31, 2009, respectively, and is included under other long-term liabilities in the balance sheet. The short-term dividend equivalent amount, accrued and unpaid on unvested RSUs, was $0.5 million and $1.0 million as of June 30, 2010 and December 31, 2009, respectively, and is included under other current liabilities in the balance sheet. The amount paid is considered a windfall tax benefit that will be recorded to paid-in capital when realized.

Purchases Of Vested RSUs

Upon vesting, unless an employee elects to pay the tax withholding obligation in cash, the Company withholds shares of stock in an amount sufficient to cover the employee’s tax withholding obligations.  As a result, during the six months ended June 30, 2010 and 2009, the Company was deemed to have repurchased 0.2 million and 0.1 million shares of stock, respectively.

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

As of June 30, 2010 and December 31, 2009, $5.3 million and $5.2 million, respectively, were deferred under these plans and were included in other long-term liabilities.  For the six months and three months ended June 30, 2010, the Company recorded a decrease in deferred compensation expense of $0.5 million and $0.3 million, respectively. For the six months and three months ended June 30, 2009, the Company recorded an increase in deferred compensation expense of $0.3 million and $0.5 million, respectively.

11.                               NET INCOME PER SHARE

Six Months Ended June 30, 2010 and 2009

The effect of stock options and RSUs in the calculation of net income per share, using the treasury stock method, was dilutive for the six months ended June 30, 2010 and anti-dilutive for the six months ended June 30, 2009.

The following table sets forth the computations of basic and diluted net income per share for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30, 2010			June 30, 2009
	(amounts in thousands, except share and per share data)
			Net Income			Net Loss
	Net Income	Shares	Per Share	Net Loss	Shares	Per Share
Basic net income (loss) per common share:
Net income (loss)	$18,462	35,686,383	$0.52	$(36,577)	35,342,509	$(1.03)
Impact of equity awards		1,991,806			—
Diluted net income (loss) per common share:
Net income (loss)	$18,462	37,678,189	$0.49	$(36,577)	35,342,509	$(1.03)

In computing the incremental shares under the treasury stock method for the six months ended June 30, 2010, 0.1 million restricted stock units and options to purchase 0.1 million shares of common stock at a range of $11.01 to $48.21 were excluded from the computation as they were anti-dilutive.

For the six months ended June 30, 2009, 0.2 million incremental shares were not included in diluted net loss per share as the shares were anti-dilutive when reporting a net loss.

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

Three Months Ended June 30, 2010 and 2009

The effect of stock options and RSUs in the calculation of net income per share, using the treasury stock method, was dilutive for the three months ended June 30, 2010 and anti-dilutive for the three months ended June 30, 2009.

	Three Months Ended
	June 30, 2010			June 30, 2009
	(amounts in thousands, except share and per share data)
			Net Income			Net Loss
	Net Income	Shares	Per Share	Net Loss	Shares	Per Share
Basic net income (loss) per common share:
Net income (loss)	$14,262	35,714,159	$0.40	$(41,913)	35,289,531	$(1.19)
Impact of equity awards		1,867,765			—
Diluted net income (loss) per common share:
Net income (loss)	$14,262	37,581,924	$0.38	$(41,913)	35,289,531	$(1.19)

In computing the incremental shares under the treasury stock method for the three months ended June 30, 2010, 0.1 million RSUs and options to purchase under 0.1 million shares of common stock at a range of $12.50 to $48.21, were excluded from the computation as they were anti-dilutive.

For the three months ended June 30, 2009, 0.4 million incremental shares were not included in diluted net loss per share as the shares were anti-dilutive when reporting a net loss.

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

12.                               INCOME TAXES

Effective Tax Rate - Overview

The Company’s income tax rates for the six months and three months ended June 30, 2010 were based on the estimated annual effective tax rate for 2010 (excluding the impact of a valuation allowance for deferred tax assets as described below), and includes: (1) the effect of permanent differences between income subject to income tax for book and tax purposes; and (2) any discrete items of tax. The Company’s effective tax rate, which can fluctuate from quarter to quarter, can be higher than the federal statutory rate of 35% primarily as a result of the provision for state taxes (net of a federal tax deduction).

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

Tax Rates For The Six Months And Three Months Ended June 30, 2010

The effective income tax rates were 31.2% and 34.2% for the six months and three months ended June 30, 2010, respectively. For the six months and three months ended June 30, 2010, the effective income tax rates reflect: (1) an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill; (2) an increase in the deferred tax asset valuation allowance for the reasons as described below under Valuation Allowance For Deferred Tax Assets; and (3) certain discrete items of tax.

Tax Rates For The Six Months And Three Months Ended June 30, 2009

The effective income tax rates (benefits) were 0.7% and (2.8%) for the six months and three months ended June 30, 2009, respectively. The effective income tax rates for the six months and three months ended June 30, 2009 were positively impacted primarily by a decrease in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill.

Deferred Tax Liabilities

As of June 30, 2010, deferred tax liabilities were $9.1 million, primarily from net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill.  As of December 31, 2009, the deferred tax liabilities were fully offset by deferred tax assets. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

Valuation Allowance For Deferred Tax Assets

The Company increased its valuation allowance by $2.8 million to $53.7 million as of June 30, 2010 from $50.9 million as of December 31, 2009, primarily as a result of an increase in its deferred tax assets as of June 30, 2010 as compared to December 31, 2009. As a result of cumulative losses incurred by the Company since 2006, a deferred tax asset valuation allowance was established due to the uncertainty that the deferred tax assets would be realized in future years (after consideration for any net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill). The valuation allowance as of June 30, 2010 and December 31, 2009 includes $4.6 million and $5.3 million, respectively, for an income tax benefit recorded in other comprehensive income (loss).

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

Income Tax Payments And Refunds

The Company made income tax payments of $0.1 million and $0.2 million for the six months ended June 30, 2010 and 2009, respectively.

The Company received state income tax refunds of less than $0.1 million for each of the six months ended June 30, 2010 and 2009.

As a result of federal tax legislation during the fourth quarter of 2009 that allowed the Company to carryback its 2008 net operating loss for five years rather than for two years, the Company recorded $7.1 million under prepaid and refundable income taxes.  On April 2, 2010, the Company received $6.8 million in federal income tax refunds and expects to receive the balance of $0.3 million during the second half of 2010.

Liabilities For Uncertain Tax Positions

For the six months and three months ended June 30, 2010, the Company recorded decreases of $0.9 million and $0.2 million, respectively, to income tax expense, which amounts consisted primarily of the expiration of statutes of limitation for certain tax liabilities (including interest and principal), partially offset by income tax liabilities for the current year (including interest and principal).  For the six months and three months ended June 30, 2009, the Company recorded income tax expense of $0.1 million for each period, which amounts consisted primarily of interest and penalties. The Company’s liabilities for uncertain tax positions as of June 30, 2010 and December 31, 2009 were $4.4 million and $5.3 million, respectively, which were recorded in the balance sheets as long-term tax liabilities. The Company reviews its estimates on a quarterly basis, and any change in its liabilities for uncertain tax positions will result in an adjustment to its income tax expense in the statement of operations in each period measured.

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

The accounts receivable balances and reserve for doubtful accounts as of June 30, 2010 and December 31, 2009 are presented in the following table:

	June 30,	December 31,
	2010	2009
	(amounts in thousands)

Accounts receivable	$79,935	$71,618
Allowance for doubtful accounts	(3,323)	(3,299)
Accounts receivable, net of allowance for doubtful accounts	$76,612	$68,319

As of June 30, 2010 and December 31, 2009, the Company recorded accounts receivable credits in the amounts of $2.4 million and $1.8 million, respectively, which amounts are included in the balance sheets under other current liabilities.  Accounts receivable credits can result from advertiser prepayments or overpayments.

As of June 30, 2010 and December 31, 2009, the Company recorded current unearned revenues of $0.4 million and $0.8 million, respectively, which amounts are included in the balance sheets under other current liabilities.

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

Recurring Fair Value Measurements

The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

As Of June 30, 2010
Value Measurements At Reporting Date Using
Quoted Prices
In Active
		Markets For	Significant
		Identical	Other	Significant
		Assets Or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description	Assets (Liabilities)
(amounts in thousands)

Assets
Available For Sale Securities	$391	$—	$—	$391

Liabilities
Interest Rate Cash Flow Hedges	$(11,697)	$	$(11,697)	$—

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

For the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (level 3), the following amounts in thousands are a reconciliation of the activity during each of the quarters within the six months ended June 30, 2010 and 2009:

Available
For Sale
Securities
Assets
Balance as of December 31, 2009, March 31, 2010 and June 30, 2010	$391

Available
For Sale
Securities
Assets
Balance as of December 31, 2008	$1,399
Recovery of investment	(6)
Balance as of March 31, 2009 and June 30, 2009	$1,393

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

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of June 30, 2009, along with the impairment loss, if any, recognized on the fair value measurement for the six months and three months ended June 30, 2009:

Non-Recurring Assets Subject To Fair Value Measurement

	As Of June 30, 2009
	Fair Value Measurements Using
		Quoted Prices
		In Active
		Markets For	Significant
		Identical	Other	Significant	Impairment Loss
		Assets Or	Observable	Unobservable	June 30, 2009
		Liabilities	Inputs	Inputs	Six Months	Three Months
Description	Total	(Level 1)	(Level 2)	(Level 3)	Ended	Ended
	(amounts in thousands)

Net property and equipment	$76,921	$—	$—	$76,921	$—	$—
Other intangibles, net	1,831	—	—	1,831	—	—
Goodwill	38,168	—	—	38,168	6,882	6,882
Radio broadcasting licenses	707,852	—	—	707,852	60,794	60,794

Total	$824,772	$—	$—	$824,772	$67,676	$67,676

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

(2) Senior debt (see Note 4, Senior Debt): As of June 30, 2010 and December 31, 2009, the fair value of the Company’s senior debt under the Company’s Bank Facility was $658.2 million and $675.8 million, respectively, while the carrying value was $701.0 million and $729.0 million, respectively. The Company’s determination of the fair value was based on a risk adjusted rate.

(3) 7.625% Senior Subordinated Notes (see Note 5): As of December 31, 2009, the fair value of the Company’s Notes was $6.0 million, while the carrying value was $6.6 million. The fair value was based on available market prices.  On March 8, 2010, the Company redeemed at par all of the remaining $6.6 million Notes outstanding.

(4) Outstanding Letters of Credit: The Company had a letter of credit outstanding in the amount of $0.7 million as of June 30, 2010 and $1.5 million as of December 31, 2009. The Company does not believe it is practicable to estimate the fair value of this financial instrument and does not expect any material loss from the resolution since performance is not likely to be required.

15.                               DEFERRED CHARGES AND OTHER ASSETS AND OTHER LONG-TERM LIABILITIES

Deferred charges and other assets, including definite-lived intangible assets, consist of the following:

	June 30,	December 31,
	2010	2009
	(amounts in thousands)

Debt issuance costs, net	$7,357	$3,756
Software costs, net	749	1,280
Prepaid assets - long term	1,917	1,421
Deferred contracts and other agreements, net	699	743
Leasehold premium, net	661	706
Deposits - long term	328	393
Advertiser lists and customer relationships, net	21	41
Other	127	146
	$11,859	$8,486

As of June 30, 2010 and December 31, 2009, the deferred rent liabilities were $3.4 million and are included in other under long-term liabilities.

ITEM 2.     Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2010. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the six months and three months ended June 30, 2010 as compared to the six months and three months ended June 30, 2009.  Our results of operations during the relevant periods represent the operations of the radio stations owned and operated by us.

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

Results of Operations

The following significant factors affected our results of operations for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009:

•                  During March 2010, we amended our senior credit agreement (the “Amendment” to our “Bank Facility”) that increased our interest expense due to an increase in deferred financing expense of $5.2 million, which will be amortized over the remaining term of the Bank Facility.

•                  During March 2010, we repurchased the remaining $6.6 million of our then outstanding 7.625% senior subordinated notes (the “Notes”) at par and recognized a net loss on extinguishment of debt of $0.1 million due to the write-off of deferred financing expenses.

•                  During the six months ended June 30, 2009, we repurchased $39.4 million of our Notes and recognized a net gain on extinguishment of debt of $16.1 million.

•                  During the second quarter of 2009, we recorded an impairment loss of $67.7 million in connection with our review of certain intangible assets.

Six Months Ended June 30, 2010 As Compared To The Six Months Ended June 30, 2009

Same Station Considerations:

During the fourth quarter of 2009, another party commenced the operation of certain of our tower sites, which impacted same station considerations for the periods presented.  The as reported results for the current year 2010 were not affected by the operation of the towers by another party as the other party commenced operation prior to the beginning of 2010.

For the six months ended June 30, 2009:

•                  Net revenues would have been lower by $0.6 million if we had adjusted net revenues for the transfer of tower operations to a third party as of the beginning of the period.

•                  Station operating expenses would have been lower by $0.1 million if we had adjusted station operating expenses for the transfer of tower operations to a third party as of the beginning of the period.

•                  Operating income would have been lower by $0.5 million if we had adjusted operating income for the transfer of tower operations to a third party as of the beginning of the period.

Net Revenues

	Six Months Ended
	June 30, 2010	June 30, 2009
	(dollars in millions)
Net Revenues	$186.6	$176.7
Amount of Change	$9.9
Percentage Change	5.6%

Based upon our improved results for the current period as well as other indicators, we expect revenues to grow for the remainder of 2010.  The poor economic conditions in 2009 led to lower demand for radio advertising.  In the first quarter of 2010 and continuing through the second quarter of 2010, the economy strengthened and business conditions improved for both the industry and for us.

Net revenues in the current period increased in most of our markets.  Our net revenues increased the most for those radio stations located in our Boston, Denver, Rochester and San Francisco markets.

Station Operating Expenses

	Six Months Ended
	June 30, 2010	June 30, 2009
	(dollars in millions)
Station Operating Expenses	$127.9	$125.7
Amount of Change	$2.2
Percentage Change	1.8%

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

Depreciation And Amortization Expense

	Six Months Ended
	June 30, 2010	June 30, 2009
	(dollars in millions)
Depreciation And Amortization Expense	$6.6	$8.5
Amount of Change	$(1.9)
Percentage Change	(22.4)%

Depreciation and amortization expense decreased in 2010 primarily due to the decrease over the past several years in: (i) capital expenditures; (ii) deferred charges and other assets; and (iii) acquisitions.

Corporate General And Administrative Expenses

	Six Months Ended
	June 30, 2010	June 30, 2009
	(dollars in millions)
Corporate General And Administrative Expenses	$11.1	$11.6
Amount of Change	$(0.5)
Percentage Change	(4.3)%

Corporate general and administrative expenses decreased primarily due to the decrease in non-cash compensation expense as no discretionary annual equity compensation awards were granted in 2010 and certain awards did not impact 2010 as they were fully amortized in 2009.

Operating Income (Loss)

	Six Months Ended
	June 30, 2010	June 30, 2009
	(dollars in millions)
Operating Income (Loss)	$41.0	$(36.9)
Amount of Change	$77.9
Percentage Change	211.1%

The increase in operating income was primarily due to: (1) the absence of an impairment loss in the current period as compared to an impairment loss of $67.7 million that was recorded in the second quarter of the prior year; and (2) an increase in net revenues for the reasons described above under Net Revenues, net of an increase in station operating expenses for the reasons described under Station Operating Expenses.

Interest Expense

	Six Months Ended
	June 30, 2010	June 30, 2009
	(dollars in millions)
Interest Expense	$14.2	$16.0
Amount of Change	$(1.8)
Percentage Change	(11.3)%

The decrease in interest expense was primarily due to: (1) a decline in outstanding debt upon which interest is computed; (2) the repurchase of our Notes, which have a higher interest rate than the replacement debt; and (3) a reduction in January 2010 of $75.0 million in notional value of an existing 3.03% fixed interest rate swap agreement. Interest rates on outstanding debt remained relatively flat during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Income (Loss) Before Income Taxes

	Six Months Ended
	June 30, 2010	June 30, 2009
	(dollars in millions)
Income (Loss) Before Income Taxes	$26.8	$(36.3)
Amount of Change	$63.1
Percentage Change	173.8%

The increase was primarily attributable to an increase in operating income for the reasons as described above under Operating Income (Loss), which was partially offset by a $16.2 million decrease in the gain on the retirement of our Senior Subordinated Notes as we repurchased our Notes at a discount in the prior year.

Income Taxes

	Six Months Ended
	June 30, 2010	June 30, 2009
	(dollars in millions)
Income Taxes	$8.4	$0.3
Amount of Change	$8.1
Percentage Change	2700.0%

Income tax expense for the current period was primarily due to the recording of net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. These deferred tax liabilities cannot be used to offset deferred tax assets.  Our income tax expense for the current period was offset by the reduction in liabilities from uncertain tax positions associated with the expiration of the statute of limitations for certain tax jurisdictions.

As a result of cumulative losses incurred by the Company since 2006, a deferred tax asset valuation allowance was established due to the uncertainty that the deferred tax assets would be realized in future years (after excluding deferred tax liabilities associated with non-amortizable assets).

Net Income (Loss)

	Six Months Ended
	June 30, 2010	June 30, 2009
	(dollars in millions)
Net Income (Loss)	$18.5	$(36.6)
Amount of Change	$55.1
Percentage Change	150.5%

The net change was primarily attributable to the reasons described above under Income (Loss) Before Income Taxes and Income Taxes.

During the second quarter of 2009, we recorded an impairment loss of $67.7 million in connection with our review of certain intangible assets, which was a significant factor that affected our results of operations for the three months ended June 30, 2009.

Three Months Ended June 30, 2010 As Compared To The Three Months Ended June 30, 2009

Same Station Considerations:

During the fourth quarter of 2009, another party commenced the operation of certain of our tower sites, which impacted same station considerations for the periods presented.  The as reported results for the current year 2010 were not affected by the operation of the towers by another party as the other party commenced operation prior to the beginning of 2010.

For the three months ended June 30, 2009:

•                  Net revenues would have been lower by $0.3 million if we had adjusted net revenues for the transfer of tower operations to a third party as of the beginning of the period.

•                  Station operating expenses would have been lower by less than $0.1 million if we had adjusted station operating expenses for the transfer of tower operations to a third party as of the beginning of the period.

•                  Operating income would have been lower by $0.3 million if we had adjusted operating income for the transfer of tower operations to a third party as of the beginning of the period.

Net Revenues

	Three Months Ended
	June 30, 2010	June 30, 2009
	(dollars in millions)
Net Revenues	$105.8	$101.3
Amount of Change	$4.5
Percentage Change	4.4%

Based upon our improved results for the current period as well as other indicators, we expect revenues to grow for the remainder of 2010.  The poor economic conditions in 2009 led to lower demand for radio advertising.  In the first quarter of 2010 and continuing through the second quarter of 2010, the economy strengthened and business conditions improved for both the industry and for us.

Net revenues increased in most of our markets.  Our net revenues increased the most for those radio stations located in our Boston, Buffalo, Denver, Rochester and San Francisco markets.

Station Operating Expenses

	Three Months Ended
	June 30, 2010	June 30, 2009
	(dollars in millions)
Station Operating Expenses	$68.5	$67.2
Amount of Change	$1.3
Percentage Change	1.9%

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

Depreciation And Amortization Expense

	Three Months Ended
	June 30, 2010	June 30, 2009
	(dollars in millions)
Depreciation And Amortization Expense	$3.3	$4.2
Amount of Change	$(0.9)
Percentage Change	(21.4)%

Depreciation and amortization expense decreased in 2010 primarily due to the decrease over the past several years in: (i) capital expenditures; (ii) deferred charges and other assets; and (iii) acquisitions.

Corporate General And Administrative Expenses

	Three Months Ended
	June 30, 2010	June 30, 2009
	(dollars in millions)
Corporate General And Administrative Expenses	$5.2	$5.9
Amount of Change	$(0.7)
Percentage Change	(11.9)%

Corporate general and administrative expenses decreased primarily due to the decrease in deferred compensation expense as a result of a decrease in the value of an unfunded deferred compensation liability as this liability generally tracks the movements in the stock market.

Operating Income (Loss)

	Three Months Ended
	June 30, 2010	June 30, 2009
	(dollars in millions)
Operating Income (Loss)	$28.8	$(43.7)
Amount of Change	$72.5
Percentage Change	165.9%

The increase in operating income was primarily due to: (1) the absence of an impairment loss in the current period as compared to an impairment loss of $67.7 million that was recorded in the second quarter of the prior year; and (2) an increase in net revenues for the reasons described above under Net Revenues, net of an increase in station operating expenses for the reasons described under Station Operating Expenses.

Interest Expense

	Three Months Ended
	June 30, 2010	June 30, 2009
	(dollars in millions)
Interest Expense	$7.2	$7.9
Amount of Change	$(0.7)
Percentage Change	(8.9)%

The decrease in interest expense was primarily due to: (1) a decline in outstanding debt upon which interest is computed; (2) the repurchase of our Notes, which have a higher interest rate than the replacement debt; and (3) a reduction in January 2010 of $75.0 million in notional value of an existing 3.03% fixed interest rate swap agreement. Interest rates on outstanding debt remained relatively flat during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Income (Loss) Before Income Taxes (Benefit)

	Three Months Ended
	June 30, 2010	June 30, 2009
	(dollars in millions)
Income (Loss) Before Income Taxes (Benefit)	$21.7	$(43.1)
Amount of Change	$64.8
Percentage Change	150.3%

The increase was primarily attributable to an increase in operating income for the reasons as described above under Operating Income (Loss), offset by a $8.4 million decrease in the gain on the retirement of our Senior Subordinated Notes as we repurchased our Notes at a discount in the prior year.

Income Taxes (Benefit)

	Three Months Ended
	June 30, 2010	June 30, 2009
	(dollars in millions)
Income Taxes (Benefit)	$7.4	$(1.2)
Amount of Change	$8.6
Percentage Change	716.7%

Income tax expense for the current period was primarily due to the recording of net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill.  These deferred tax liabilities cannot be used to offset deferred tax assets. Our income tax expense for the current period was offset by the reduction in liabilities from uncertain tax positions associated with the expiration of the statute of limitations for certain tax jurisdictions.

The income tax benefit for the prior year was the result of reducing deferred tax liabilities associated with non-amortizable assets.

As a result of cumulative losses incurred by the Company since 2006, a deferred tax asset valuation allowance was established due to the uncertainty that the deferred tax assets would be realized in future years (after excluding deferred tax liabilities associated with non-amortizable assets).

Net Income (Loss)

	Three Months Ended
	June 30, 2010	June 30, 2009
	(dollars in millions)
Net Income (Loss)	$14.3	$(41.9)
Amount of Change	$56.2
Percentage Change	134.1%

The net change was primarily attributable to the reasons described above under Income (Loss) Before Income Taxes (Benefit) and Income Taxes (Benefit).

Future Impairments

As part of our annual review during the second quarter of 2010, we tested our broadcasting licenses and goodwill for impairment. No impairment was recorded as the fair value was greater than the amount reflected on our balance sheet. Future tests could result in impairments based on economic conditions at that time.

Liquidity And Capital Resources

Liquidity

Historically, we have carried significant amounts of debt. As of June 30, 2010, we had outstanding under our Bank Facility, $701.0 million, which is comprised of $336.0 million in a term loan (the “Term Loan”) and $365.0 million in drawn revolving credit facility (the “Revolver”). In addition, we have outstanding finance method lease obligations of $12.6 million and a $0.7 million in a letter of credit.

The Term Loan reduces in quarterly amounts starting at $15 million and ultimately increasing to $60 million. We plan to fund the amortization of the Term Loan with cash flow from operations and our available Revolver capacity.

As of June 30, 2010, we had $4.4 million in cash and cash equivalents. During the six months ended June 30, 2010, we decreased our outstanding debt by $35.4 million, which includes a $0.8 million reduction in an outstanding letter of credit.

Our Credit Agreement, As Amended

On March 11, 2010, we amended our Bank Facility. In connection with the Amendment, certain key terms, as defined within the Bank Facility, were revised as follows:

•                  The Consolidated Leverage Ratio cannot exceed seven times in 2010. Beginning in 2011, this covenant ratio decreases quarterly to a ratio of six times as of December 31, 2011.

•                  Depending on the Consolidated Leverage Ratio (Consolidated Funded Indebtedness to Consolidated Operating Cash Flow), we may elect an interest rate equal to: (1) the Eurodollar Rate plus fees that can range from 0.5% to 2.5%; or (2) the Base Rate plus fees that can range from 0.0% to 1.5%, where the Base Rate is the highest of: (a) the Federal Funds Rate plus 0.5%; (b) the Eurodollar Rate plus 1.0%; or (c) the Prime Rate;

•                  During periods when the Consolidated Leverage Ratio exceeds six times (defined in the Bank Facility as a “Restricted Period”), we are: (a) restricted in our ability to take certain actions, including but not limited to, the payment of dividends and the repurchase of our stock; and (b) subject to additional limitations on acquisitions and investments.

As of June 30, 2010, our Consolidated Leverage Ratio exceeded six times.  As a result, we are in a Restricted Period.

Our ability to maintain compliance with our covenants will be highly dependent on our results of operations.  If we were to enter into an agreement with our lenders for covenant compliance relief, such relief could result in higher interest expense.

The undrawn amount of the Revolver was $284.3 million as of June 30, 2010. The amount available under the Revolver is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of June 30, 2010, we would be limited to borrowings significantly less than the undrawn limit unless such borrowings were used to repay indebtedness or for transactions that increase cash flow for purposes of covenant calculation.

The Bank Facility requires us to comply with certain financial covenants which are defined terms within the agreement, including: (1) a maximum Consolidated Leverage Ratio; and (2) a minimum ratio of Consolidated Operating Cash Flow to Consolidated Interest Charges of two times.  Management believes we are in compliance with all financial covenants and leverage ratios and all other terms of the Bank Facility as of June 30, 2010.

We believe that over the next 12 months we can continue to maintain our compliance with these covenants. We believe that cash on hand and cash from operating activities, together with available borrowings under the Revolver, will be sufficient to permit us to meet our liquidity requirements over the next 12 months, including our debt repayments.  Our operating cash flow remains positive and we believe that it is adequate to fund our operating needs.  As a result, we have not been required to rely upon, and we do not anticipate being required to rely upon, the Revolver to fund our operations.

Amending our Bank Facility or obtaining other funding or additional financing prior to the expiration of the current agreement will be essential since the Revolver balance outstanding will be due in full upon the expiration of the Bank Facility on June 30, 2012.

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

Based upon our improved results for the current period as well as other indicators evidencing that advertiser demand continues to accelerate, we expect revenues to grow for the remainder of 2010.  The poor economic conditions in 2009 led to lower demand for radio advertising.  In the first quarter of 2010 and continuing through the second quarter of 2010, the economy strengthened and business conditions improved for both the industry and for us.

The Amendment in March 2010 was treated as a modification to a debt instrument.  As a result, in the first quarter of 2010, we recorded deferred financing costs of $5.2 million related to the Amendment, which will be amortized over the remaining life of the Bank Facility on: (1) a straight-line basis for the Revolver; and (2) an effective interest rate method for the Term Loan. In addition, unamortized deferred financing costs of $3.1 million as of the Amendment date will continue to be amortized over the remaining life of the Bank Facility.

Operating Activities

Net cash flows provided by operating activities were $37.1 million and $28.0 million for the six months ended June 30, 2010 and 2009, respectively. The increase in 2010 was mainly attributable to an increase in net revenues, net of station operating expenses, offset by an increase in working capital requirements of $1.1 million. Working capital requirements increased primarily due to an increase in accounts receivable due to the increase in net revenues, offset by the receipt of an income tax refund.

Investing Activities

Net cash flows used in investing activities were $1.4 million and $0.9 million for the six months ended June 30, 2010 and 2009, respectively.

For the six months ended June 30, 2010 and 2009, the cash used in investing activities primarily reflects $1.5 million and $1.2 million, respectively, for additions to property and equipment.

Financing Activities

Net cash flows used in financing activities were $42.1 million and $13.5 million for the six months ended June 30, 2010 and 2009, respectively.

For the six months ended June 30, 2010, the cash flows used in financing activities primarily reflect the reduction to our net borrowings of $28.0 million under our Revolver and Term Loan and the repurchase at par of our Notes at $6.6 million. For the six months ended June 30, 2009, the cash flows used in financing activities primarily reflect the repurchase of our Notes at $22.9 million (after a discount of $16.6 million).

Dividends

Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility.

Previously, we have used a portion of our capital resources to pay dividends on a quarterly basis effective beginning with the first quarter of 2006 and ending with and including the third quarter of 2008. Our Board of Directors has not declared any dividends since that time.

Pursuant to our Bank Facility, as amended in March 2010, during periods when our Consolidated Leverage Ratio exceeds six times, we are prohibited from paying dividends.

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

Income Taxes

During the six months ended June 30, 2010, we paid $0.1 million in state income taxes. We anticipate that it will not be necessary to make any quarterly estimated federal and state income tax payments for the remainder of 2010 based upon existing prepayments and expected quarterly income subject to tax.

As a result of federal tax legislation during the fourth quarter of 2009 that allowed us to carryback our 2008 net operating loss for five years rather than for two years, we recorded $7.1 million under prepaid and refundable income taxes.  On April 2, 2010, we received $6.8 million in federal income tax refunds and we expect to receive the balance of $0.3 million during the second half of 2010.

Capital Expenditures

Capital expenditures for the six months ended June 30, 2010 were $1.5 million. We anticipate that capital expenditures in 2010 will be between $3.5 million and $4.0 million.

Contractual Obligations

The following table reflects a summary as of June 30, 2010 of our calendar contractual obligations for the remainder of the year 2010 and thereafter:

	Payments Due By Period
					More Than
		Less Than	1 To 3	3 To 5	5
Contractual Obligations:	Total	1 Year	Years	Years	Years
	(amounts in thousands)

Long-term debt obligations (1)	$732,832	$57,483	$675,238	$68	$43
Operating lease obligations	63,943	6,029	21,739	15,501	20,674
Finance method lease obligations (2)	31,108	351	1,467	14,166	15,124
Purchase obligations (3)	216,215	33,293	99,927	47,764	35,231
Other long-term liabilities (4)	32,255	95	9,263	1,091	21,806
Total	$1,076,353	$97,251	$807,634	$78,590	$92,878

(1)                                 (a)  Our Bank Facility had outstanding debt in the amount of $701.0 million as of June 30, 2010. The maturity under our Bank Facility could be accelerated if we do not maintain compliance with certain covenants.

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

We will also recognize additional obligations included in the above table that cover lease payments for the period subsequent to the initial period of 42 months of continuing involvement. The minimum term for each of the leases is 20 years, which covers the period of continuing involvement and the period subsequent to continuing involvement. For further discussion, see Note 6, Financing Method Lease Obligations, in the accompanying notes to the financial statements.

(3)                                 (a)  We have purchase obligations of $215.5 million, including contracts primarily for on-air personalities, sports programming rights, ratings services, music licensing fees, equipment maintenance and certain other operating contracts.

(b)  We have $0.7 million in liabilities primarily related to our obligation to provide a letter of credit.

(4)                                 Included within total other long-term liabilities of $32.3 million are deferred income tax liabilities of $9.1 million that are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax liabilities may vary according to changes in tax laws, tax rates and our operating results. It is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities, together with liabilities for uncertain tax positions, are reflected in the above table in the column labeled as “More Than 5 Years” as it is impractical to determine whether there will be a cash impact to an individual year.  See Note 12, Income Taxes, in the accompanying notes to the consolidated financial statements for a discussion of deferred tax liabilities, including liabilities for uncertain tax positions.

Off-Balance Sheet Arrangements

Variable interest entity accounting was not applicable as of June 30, 2010 as we had no pending transactions to acquire or dispose of radio station assets.  As of June 30, 2010, we had no other off-balance sheet arrangements.

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

There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2009.  We have, however, provided additional disclosures to one of our critical accounting policies for impairment testing of radio broadcasting licenses and goodwill as we conducted our annual impairment test of broadcasting licenses and goodwill during the second quarter of 2010.

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of June 30, 2010, we have recorded approximately $746.0 million in radio broadcasting licenses and goodwill, which represents 81.7% of our total assets at that date. We must conduct impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value. After an impairment expense is recognized, the recorded value of these assets will be reduced by the impairment recognized and this shall be the assets’ new accounting basis. In 2009 and

2008, we recorded impairment losses of $67.7 million and $835.7 million, respectively, for radio broadcasting licenses and goodwill.

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

Broadcasting Licenses

We perform our broadcasting license impairment test by evaluating our broadcasting licenses for impairment at the market level using the direct method.  For purposes of testing impairment, indefinite-lived intangible assets are combined into a single unit of accounting. Since the broadcasting licenses in each market are operated as a single asset, each market’s broadcasting licenses are a single unit of accounting.

We completed the impairment test for broadcasting licenses during the second quarter of 2010 and determined that the fair value of the broadcasting licenses was more than the amount reflected in the balance sheet for each of our markets and accordingly, no impairment was recorded.

The methodology used by us in determining our key estimates and assumptions was applied consistently to each market. As a result, the analysis for each market is the same. Of the seven variables identified above, we believe that the first three (in clauses (1) through (3) above) are the most important to the determination of fair value. The following table reflects these estimates and assumptions used in 2010 as compared to the second quarter of 2009, the date of the most recent prior impairment test.   In general, when comparing the second quarter of 2010 to the second quarter of 2009: (1) the discount rate decreased primarily due to a decrease in the estimated required returns on debt and equity of publically traded radio companies; (2) the market specific operating profit margin range remained relatively flat; and (3) the market long-term revenue growth rates were marginally higher for many markets as the outlook for the industry improved.

	Second	Second
	Quarter	Quarter
	2010	2009
Discount rates	10.0%	10.6%
Operating profit margin ranges of the Company’s markets	21.0% to 42.5%	21.0% to 44.0%
Long-term revenue growth rate ranges of the Company’s markets	1.5% to 2.0%	1.0% to 2.5%

We believe we have made reasonable estimates and assumptions to calculate the fair value of our broadcasting licenses, however, these estimates and assumptions could be materially different than actual results. If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the fair value of our broadcasting licenses below the amount reflected in the balance sheet, we may be required to recognize impairment charges, which could be material, in future periods.

The table below presents the percentage within a range by which the fair value exceeded the carrying value of our radio broadcasting licenses as of June 30, 2010 for 19 units of accounting where the carrying value of the licenses are considered material to our financial statements (19 geographical markets).  Rather than presenting the percentage separately for each unit of accounting, management’s opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the broadcasting licenses. In addition, the units of accounting are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

	Broadcasting Licenses As Of June 30, 2010
	Percentage Range By Which Fair Value Exceeds Carrying Value
		Greater	Greater	Greater
	0% To	Than 5%	Than 10%	Than
	5%	To 10%	To 15%	15%

Number of units of accounting	4	5	3	7

Carrying value (in thousands)	$210,440	$150,482	$123,177	$223,162

Goodwill

We performed our annual impairment test on our goodwill during the second quarter of 2010 by comparing the fair value for each reporting unit with the amount reflected on the balance sheet. We determined that a radio market is a reporting unit and, in total, we assessed goodwill at 19 separate reporting units (three of our 22 reporting units have no goodwill recorded as of June 30, 2010). If the fair value of any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and we are required to perform a second step of the impairment test. In the second step, we compare the amount reflected in the balance sheet to the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation.

To determine the fair value, we use an income and market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.

In step one of our goodwill analysis, we considered the results of the market approach and the income approach in computing the fair value of our reporting units. In the market approach, we applied an estimated market multiple of between seven and a half times and eight times to each reporting unit’s operating performance to calculate the fair value. This multiple was higher than the six times multiple applied to all markets in the second quarter of 2009.  Management believes that these approaches are an appropriate measurement given the current market valuations of broadcast radio stations together with the historical market transactions, including those in recent months. Factors contributing to the determination of the reporting unit’s operating performance were historical performance and management’s estimates of future performance.

In the income approach, we utilized the discounted cash flow method to calculate the fair value of the reporting unit (the key estimates and assumptions are included in the table below). The results of step one indicated that it was not necessary to perform the second step analysis in any of the markets tested. As a result of the step one test, no impairment loss was recorded during the second quarter of 2010. We performed a reasonableness test by comparing the fair value results for goodwill by using the implied multiple based on our cash flow performance and our current stock price and comparing the results to prevailing radio broadcast transaction multiples.

The following table reflects certain key estimates and assumptions used in 2010 and in the second quarter of 2009, the date of the most recent prior impairment test. The ranges for operating profit margin and revenue growth rates are for our markets.  In general, when comparing the second quarter of 2010 to the second quarter of 2009: (1) the discount rate decreased primarily due to a decrease in the estimated required returns in the debt and equity of publically traded radio companies; (2) the market specific operating profit margin range narrowed; and (3) the market long-term revenue growth rate range narrowed.

	Second	Second
	Quarter	Quarter
	2010	2009
Discount rates	10.0%	10.6%
Operating profit margin ranges of the Company’s markets	26.0% to 39.0%	21.0% to 41.0%
Long-term revenue growth rate ranges of the Company’s markets	1.5% to 2.0%	1.0% to 2.5%

The table below presents the percentage within a range by which the fair value exceeded the carrying value of the reporting unit as of June 30, 2010 for 19 reporting units under step one of the goodwill impairment test during the second quarter of 2010.  Rather than presenting the percentage separately for each reporting unit, management’s opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the reporting unit, including goodwill. In addition, the reporting units are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

	Reporting Units As Of June 30, 2010
	Percentage Range By Which Fair Value Exceeds Carrying Value
		Greater	Greater	Greater
	0% To	Than 5%	Than 10%	Than
	5%	To 10%	To 15%	15%

Number of reporting units	3	—	2	14

Carrying value (in thousands)	$177,879	$—	$124,679	$454,939

Sensitivity Of Key Broadcasting Licenses And Goodwill Assumptions

If we were to assume a 100 basis point change in certain of our key assumptions (a reduction in the long-term revenue growth rate, a reduction in the operating performance cash flow and an increase in the weighted average cost of capital) used to determine the fair value of our broadcasting licenses and goodwill during the second quarter of 2010, the following would be the incremental impact:

Sensitivity Analysis

	Results Of		Results Of
	Long-Term	Results Of	Weighted
	Revenue	Operating	Average
	Growth	Performance	Cost Of
	Rate	Cash Flow	Capital
	Decrease	Decrease	Increase
	(amounts in thousands)
Broadcasting Licenses
Impairment assumption sensitivity result	$19,670.9	$11,557.0	$46,477.2
Incremental broadcasting licenses impairment	19,670.9	11,557.0	46,477.2

Goodwill
Impairment assumption sensitivity result	1,050.1	1,176.4	912.1
Incremental goodwill impairment	1,050.1	1,176.4	912.1

Total incremental impairment from sensitivity analysis	$20,721.0	$12,733.4	$47,389.3

The discount rate to be used by a typical market participant reflects the risk inherent in future cash flows for the broadcast industry. The same discount rate was used for each of our markets. The discount rate is calculated by weighting the required returns on interest-bearing debt and common equity capital in proportion to their estimated percentages in an expected capital structure.  The capital structure was estimated based upon data available for publicly traded companies in the broadcast industry.

Operating profit margins are defined as profit before interest, depreciation and amortization, income tax and corporate allocation charges.  Operating profits are then divided by broadcast revenues, net of agency and national representative commissions, to compute the operating profit margins.  Operating profit margins are projected based upon industry operating profit norms, which reflect market size and station type.  This assumption is not specific to the performance of our radio stations in a market, but is predicated on the expectation that a new entrant into the market could reasonably be expected to perform at a level similar to a typical competitor. If the outlook for the industry’s growth declines, then operating profit margins would be negatively impacted, which would negatively impact the value of our broadcasting licenses.

To determine the radio broadcasting industry’s future revenue growth rate, management uses publicly available information on industry expectations rather than management’s own estimates, which could be different. In addition, these long-term market growth rate estimates could vary in each of our markets. Using the publicly available information on industry expectations, each market’s revenues were forecasted over a ten-year projection period to reflect the expected long-term growth rate for the radio broadcast industry, which was further adjusted for each of our markets.  If the industry’s growth is less than forecasted, then the fair value of our broadcasting licenses could be negatively impacted.

Please refer to Note 3, in the accompanying notes to the financial statements for a discussion of intangible assets and goodwill.

For a more comprehensive list of our accounting policies, please see Note 2, Significant Accounting Policies, accompanying the consolidated financial statements included in our latest annual report on Form 10-K for the year ended December 31, 2009.  Note 2 to the consolidated financial statements included with Form 10-K contains several other policies, including policies governing the timing of revenue recognition, that are important to the preparation of our consolidated financial statements, but do not meet the SEC’s definition of critical accounting policies because they do not involve subjective or complex judgments.  In addition, for further discussion of new accounting policies that were effective for us on January 1, 2010, please refer to the new accounting pronouncements under Note 1 to the accompanying notes to the financial statements.

ITEM 3.                                                Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt.  From time to time, we may seek to limit our exposure to interest rate volatility through the use of derivative rate hedging instruments.  If the borrowing rates under LIBOR were to increase 1% above the current rates as of June 30, 2010, our interest expense on our senior debt would increase by approximately $3.1 million on an annual basis, including any interest benefit or interest expense associated with the use of derivative rate hedging instruments as described below.

The following derivative rate hedging transactions, which fix interest on our variable rate debt, are outstanding as of June 30, 2010 in the aggregate notional amount of $475.0 million. These rate hedging transactions are tied to the one-month LIBOR interest rate.

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

As of June 30, 2010, the fair value of our derivative instruments was a liability of $11.7 million, which represented a marginal decrease in liability from the balance as of December 31, 2009.  The positive change was primarily due to the effect of a decrease in the remaining period of each derivative instrument, offset by a decrease in the forward interest rate curve to maturity for those derivatives with longer remaining lives. The liability as of June 30, 2010 included a reduction in value for non-performance in accordance with the accounting provisions for fair value measurement.

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

See also additional disclosures regarding liquidity and capital resources made under Liquidity and Capital Resources in Part 1, Item 2, above.

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

ITEM 2.                                                Unregistered Sales Of Equity Securities And Use Of Proceeds

During the three-month period ending June 30, 2010, we withheld shares of stock upon the vesting of restricted stock units to cover withholding tax obligations, unless an employee elected to pay such tax in cash.  The following table provides information on shares withheld (which are considered repurchased) during the three-month period ended June 30, 2010:

			(c)	(d)
			Total	Maximum
			Number Of	Approximate
			Shares	Dollar Value
			Purchased	Of
			As	Shares That
	(a)	(b)	Part Of	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under
	Of Shares	Paid	Plans Or	The Plans
Period	Purchased	Per Share	Programs	Or Programs
April 1, 2010 - April 30, 2010	—	$—	—	$—
May 1, 2010 - May 31, 2010	287	$13.36	—	$—
June 1, 2010 - June 30, 2010	22,928	$9.43	—	$—

Total	23,215		—

In connection with employee tax obligations related to the vesting of restricted stock units during the three months ended June 30, 2010 and in accordance with elections by certain employees, we are deemed to have repurchased the shares withheld to satisfy employees’ tax obligations of: (i) 287 shares at an average price of $13.36 per share in May 2010; and (ii) 22,928 shares at an average price of $9.43 per share in June 2010. These shares are included in the above table.

ITEM 3.                                                Defaults Upon Senior Securities

None.

ITEM 4.                                                [Reserved]

None.

ITEM 5.                                                Other Information

None.

ITEM 6.                                                Exhibits

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007 and May 15, 2009. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)

10.01	Consent to Receive Annual Bonus in the Form of Equity, made by David J. Field for the benefit of Entercom Communications Corp. dated May 4, 2010. (3)

10.02	Consent to Receive Annual Bonus in the Form of Equity, made by Stephen F. Fisher for the benefit of Entercom Communications Corp. dated May 4, 2010. (3)

10.03	Consent to Receive Annual Bonus in the Form of Equity, made by John C. Donlevie for the benefit of Entercom Communications Corp. dated May 4, 2010. (3)

10.04	Entercom Non-employee Director Compensation Policy, adopted May 18, 2010. (3)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (4)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (4)

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

ENTERCOM COMMUNICATIONS CORP.
(Registrant)

Date: August 2, 2010	/S/ David J. Field
Name: David J. Field
Title: President and Chief Executive Officer
(principal executive officer)

Date: August 2, 2010	/S/ Stephen F. Fisher
Name: Stephen F. Fisher
Title: Executive Vice President - Operations and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007 and May 15, 2009. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)

10.01	Consent to Receive Annual Bonus in the Form of Equity, made by David J. Field for the benefit of Entercom Communications Corp. dated May 4, 2010. (3)

10.02	Consent to Receive Annual Bonus in the Form of Equity, made by Stephen F. Fisher for the benefit of Entercom Communications Corp. dated May 4, 2010. (3)

10.03	Consent to Receive Annual Bonus in the Form of Equity, made by John C. Donlevie for the benefit of Entercom Communications Corp. dated May 4, 2010. (3)

10.04	Entercom Non-employee Director Compensation Policy, adopted May 18, 2010. (3)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (4)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (4)

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