Form 10-Q
period 2010-09-30
ENTERCOM COMMUNICATIONS CORP
filed 2010-11-05
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Class A common stock, $0.01 par value — 29,653,973 Shares Outstanding as of October 31, 2010

(Class A Shares Outstanding include 1,384,096 unvested and vested but deferred restricted stock units)

Class B common stock, $0.01 par value — 7,457,532 Shares Outstanding as of October 31, 2010

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

Key risks to our company are described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2010 and as may be supplemented by the risks described under Part II, Item 1A of our quarterly reports on Form 10-Q and in our Current Reports on Form 8-K.

ii

PART I

FINANCIAL INFORMATION

ITEM 1.          Financial Statements

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
ASSETS:
Cash and cash equivalents	$3,447	$10,751
Accounts receivable, net of allowance for doubtful accounts	76,073	68,319
Prepaid expenses, deposits and other	5,166	4,701
Prepaid and refundable federal and state income taxes	843	7,628
Insurance claim receivable	—	16,500
Total current assets	85,529	107,899
Investments	391	391
Net property and equipment	64,574	71,740
Radio broadcasting licenses	707,852	707,852
Goodwill	38,168	38,168
Deferred charges and other assets, net of accumulated amortization	10,353	8,486

TOTAL ASSETS	$906,867	$934,536

LIABILITIES:
Accounts payable	$1,802	$477
Accrued expenses	13,516	13,152
Accrued compensation and other current liabilities	16,654	12,678
Insurance claim payable	—	16,500
Long-term debt, current portion	131,026	80,024
Total current liabilities	162,998	122,831
Long-term debt, net of current portion	545,129	655,728
Financing method lease obligations	12,610	12,610
Deferred tax liabilities	15,581	—
Other long-term liabilities	21,390	29,415
Total long-term liabilities	594,710	697,753
Total liabilities	757,708	820,584

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	371	372
Additional paid-in capital	591,430	588,622
Accumulated deficit	(432,369)	(461,610)
Accumulated other comprehensive loss	(10,273)	(13,432)
Total shareholders’ equity	149,159	113,952

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$906,867	$934,536

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2010	2009
NET REVENUES	$289,359	$276,436

OPERATING (INCOME) EXPENSE:
Station operating expenses, including non-cash compensation expense of $965 in 2010 and $1,460 in 2009	195,603	192,006
Depreciation and amortization expense	9,736	12,660
Corporate general and administrative expenses, including non-cash compensation expense of $3,349 in 2010 and $4,237 in 2009	16,292	17,386
Impairment loss	—	67,676
Net time brokerage agreement income	—	(2)
Net loss on sale or disposal of assets	176	149
Total operating expense	221,807	289,875
OPERATING INCOME (LOSS)	67,552	(13,439)

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing expense of $2,930 in 2010 and $1,147 in 2009	22,795	23,828
Interest and dividend income	(15)	(35)
Net (gain) loss on extinguishment of debt	62	(19,260)
Other income	(38)	(380)
TOTAL OTHER EXPENSE	22,804	4,153

INCOME (LOSS) BEFORE INCOME TAXES	44,748	(17,592)
INCOME TAXES	15,597	710
NET INCOME (LOSS)	$29,151	$(18,302)

NET INCOME (LOSS) PER SHARE - BASIC	$0.82	$(0.52)

NET INCOME (LOSS) PER SHARE - DILUTED	$0.78	$(0.52)

WEIGHTED AVERAGE SHARES:
Basic	35,699,525	35,327,093
Diluted	37,591,370	35,327,093

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2010	2009
NET REVENUES	$102,737	$99,765

OPERATING (INCOME) EXPENSE:
Station operating expenses, including non-cash compensation expense of $397 in 2010 and $698 in 2009	67,726	66,273
Depreciation and amortization expense	3,089	4,120
Corporate general and administrative expenses, including non-cash compensation expense of $815 in 2010 and $1,300 in 2009	5,190	5,802
Net loss on sale or disposal of assets	185	149
Total operating expense	76,190	76,344
OPERATING INCOME	26,547	23,421

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing expense of $1,440 in 2010 and $371 in 2009	8,645	7,856
Interest and dividend income	(4)	(18)
Net gain on extinguishment of debt	—	(3,132)
Net (gain) loss on investments	—	—
Other income	(16)	—
TOTAL OTHER EXPENSE	8,625	4,706

INCOME BEFORE INCOME TAXES	17,922	18,715
INCOME TAXES	7,233	440
NET INCOME	$10,689	$18,275

NET INCOME PER SHARE - BASIC	$0.30	$0.52

NET INCOME PER SHARE - DILUTED	$0.29	$0.50

WEIGHTED AVERAGE SHARES:
Basic	35,722,801	35,291,969
Diluted	37,309,956	36,620,613

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2010	2009

NET INCOME (LOSS)	$29,151	$(18,302)

OTHER COMPREHENSIVE INCOME, NET OF TAXES:

Net unrealized gain on derivatives, net of taxes of $0 in 2010 and $0 in 2009	3,159	16

COMPREHENSIVE INCOME (LOSS)	$32,310	$(18,286)

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2010	2009

NET INCOME	$10,689	$18,275

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES (BENEFIT):

Net unrealized gain (loss) on derivatives, net of taxes (benefit) of $0 in 2010 and $0 in 2009	1,424	(1,343)

COMPREHENSIVE INCOME	$12,113	$16,932

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND YEAR ENDED DECEMBER 31, 2009

(amounts in thousands, except share data)

(unaudited)

							Accumulated
	Common Stock				Additional		Other
	Class A		Class B		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2008	29,479,188	$295	7,607,532	$76	$582,325	$(467,177)	$(15,262)	$100,257
Net income	—	—	—	—	—	5,398	—	5,398
Conversion of Class B common stock to Class A common stock	150,000	1	(150,000)	(1)	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	485	—	—	485
Compensation expense related to granting of restricted stock units	796,824	8	—	—	6,380	—	—	6,388
Issuance of common stock related to an incentive plan	74,369	—	—	—	97	—	—	97
Common stock repurchase	(662,664)	(7)	—	—	(882)	—	—	(889)
Purchase of vested employee restricted stock units	(82,556)	—	—	—	(104)	—	—	(104)
Net dividend equivalents on restricted stock units (net of forfeitures and payments)	—	—	—	—	—	169	—	169
Realization of tax benefit for dividend equivalent payments	—	—	—	—	321	—	—	321
Net unrealized gain on derivatives	—	—	—	—	—	—	1,830	1,830
Balance, December 31, 2009	29,755,161	297	7,457,532	75	588,622	(461,610)	(13,432)	113,952
Net income	—	—	—	—	—	29,151	—	29,151
Compensation expense related to granting of stock options	—	—	—	—	431	—	—	431
Compensation expense related to granting of restricted stock units	(4,278)	—	—	—	3,883	—	—	3,883
Exercise of stock options	86,725	1	—	—	114	—	—	115
Purchase of vested employee restricted stock units	(181,086)	(2)	—	—	(1,620)	—	—	(1,622)
Net dividend equivalents on restricted stock units (net of forfeitures and payments)	—	—	—	—	—	90	—	90
Net unrealized gain on derivatives	—	—	—	—	—	—	3,159	3,159
Balance, September 30, 2010	29,656,522	$296	7,457,532	$75	$591,430	$(432,369)	$(10,273)	$149,159

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$29,151	$(18,302)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,736	12,660
Amortization of deferred financing costs	2,930	1,147
Deferred tax benefit and other	15,581	605
Provision for bad debts	797	2,035
Net loss on sale or disposal of assets	176	149
Non-cash stock-based compensation expense	4,314	5,697
Deferred rent	5	12
Unearned revenue - long-term	—	(532)
Net (gain) loss on extinguishment of debt	62	(19,260)
Deferred compensation	976	1,506
Impairment loss	—	67,676
Other income	(38)	(380)

Changes in assets and liabilities:
Accounts receivable	(8,520)	(1,265)
Prepaid expenses and deposits	16,032	(16,741)
Prepaid and refundable income taxes	6,785	115
Accounts payable and accrued liabilities	(15,476)	13,599
Accrued interest expense	(125)	(1,964)
Accrued liabilities - long-term	(25)	(577)
Prepaid expenses - long-term	(511)	(216)
Net cash provided by operating activities	61,850	45,964

INVESTING ACTIVITIES:
Additions to property and equipment	(1,935)	(1,714)
Proceeds from sale of property, equipment, intangibles and other assets	114	106
Deferred charges and other assets	(240)	(83)
Proceeds from investments	38	15
Proceeds from termination of radio station contract	—	380
Net cash used in investing activities	(2,023)	(1,296)

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (amounts in thousands)

(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2010	2009
FINANCING ACTIVITIES:
Deferred expenses related to bank facility amendment	(5,155)	—
Proceeds from issuance of long-term debt	37,500	37,000
Proceeds from the financing method of lease obligations	—	4,531
Payments of long-term debt	(90,518)	(29,017)
Retirement of senior subordinated notes	(6,579)	(39,703)
Purchase of the Company’s common stock	—	(889)
Proceeds from issuance of employee stock plan	—	82
Proceeds from the exercise of stock options	115	—
Purchase of vested restricted stock units	(1,622)	(96)
Payment of dividend equivalents on vested restricted stock units	(872)	(751)
Net cash used in financing activities	(67,131)	(28,843)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,304)	15,825
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,751	4,284
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,447	$20,109

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$20,009	$24,664
Income taxes	$83	$192

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2010, the Company issued 0.1 million restricted stock units (net of forfeitures) that will increase its paid-in capital by $0.2 million over the vesting period of the restricted stock units. For purposes of computing forfeitures noted above, 0.1 million market-based restricted stock units that were forfeited as the vesting conditions were not met, were not included.

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

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

Recent Accounting Pronouncements

In June 2009, the accounting standards were amended for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach for determining whether a variable interest provides the entity with a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards were effective January 1, 2010.  The adoption of the amended standards did not have any effect on our results of operations, cash flows or financial position.

2.             SHARE-BASED COMPENSATION

Restricted Stock Units (“RSUs”)

A summary of the Company’s outstanding RSUs as of September 30, 2010, and changes in RSUs during the nine months ended September 30, 2010, is as follows:

				Weighted
				Average	Aggregate
			Weighted	Remaining	Intrinsic
			Average	Contractual	Value As Of
		Number of	Purchase	Term	September 30,
	Period Ended	RSUs	Price	In Years	2010

RSUs outstanding as of:	December 31, 2009	1,917,533
RSUs awarded		73,586
RSUs released		(525,603)
RSUs forfeited		(78,239)
RSUs outstanding as of:	September 30, 2010	1,387,277	$—	1.2	$10,903,997

RSUs vested and expected to vest		1,283,966	$—	1.1	$9,432,750
RSUs exercisable (vested and deferred)		83,871	$—	—	$659,226
Weighted average remaining recognition period in years		2.1

As of September 30, 2010, there was $3.6 million of unamortized compensation expense, net of estimated forfeitures, related to unvested RSUs, which is expected to be recognized over a remaining weighted average recognition period of 2.1 years.

RSUs With Service And Market Conditions

During the nine months ended September 30, 2010, 50% of the Company’s outstanding 0.1 million RSUs with service and market conditions vested while the other 50% were forfeited (as not all of the market conditions were satisfied).

During the first quarter of 2009, the Company modified 0.2 million RSUs with service and market conditions by eliminating the market conditions.  Due to the modification, additional expense of $0.2 million will be recognized over the new vesting period of two years from the modification date.

Options

The following table presents the option activity for the nine months ended September 30, 2010:

				Weighted	Aggregate
				Average	Intrinsic
			Weighted	Remaining	Value
			Average	Contractual	As of
		Number Of	Exercise	Term	September 30,
	Period Ended	Options	Price	In Years	2010

Options outstanding as of:	December 31, 2009	1,148,032	$3.13
Options granted		2,500	$12.08
Options exercised		(86,725)	$1.34
Options forfeited		(41,280)	$1.72
Options expired		(11,127)	$30.08
Outstanding as of:	September 30, 2010	1,011,400	$3.06	8.1	$6,080,738

Options vested and expected to vest as of:	September 30, 2010	938,258	$3.18	8.1	$5,620,797
Options vested and exercisable as of:	September 30, 2010	221,045	$8.06	7.3	$1,118,633
Weighted average remaining recognition period in years		2.4

As of September 30, 2010, $0.7 million of unrecognized compensation costs related to unvested stock options, net of estimated forfeitures, is expected to be recognized in future periods over a weighted average period of 2.4 years.

The fair value of each option grant was estimated on the date of grant using the following weighted average assumptions:

	Nine Months Ended
	September 30,
	2010	2009
Expected life (years)	6.3	6.3
Expected volatility factor (%)	69.2%	54.9% to 66.6%
Risk-free interest rate (%)	3.0%	2.2% to 2.9%
Expected dividend yield (%)	0.0%	0.0%

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2010:

		Options Outstanding			Options Exercisable
			Weighted
		Number Of	Average		Number Of
		Options	Remaining	Weighted	Options	Weighted
		Outstanding	Contractual	Average	Exercisable	Average
		September 30,	Term	Exercise	September 30,	Exercise
Exercise Prices		2010	In Years	Price	2010	Price
$1.34	$1.34	923,275	8.3	$1.34	169,714	$1.34
$2.02	$48.21	88,125	5.8	$21.13	51,331	$30.29
		1,011,400	8.1	$3.06	221,045	$8.06

Recognized Non-Cash Compensation Expense

The following table summarizes stock-based compensation expense related to awards of RSUs, employee stock options and purchases under the employee stock purchase plan for the nine and three months ended September 30, 2010 and 2009:

	Nine Months Ended		Three Months Ended
	September 30,
	2010	2009	2010	2009
	(amounts in thousands)
Station operating expenses	$965	$1,460	$397	$698
Corporate general and administrative expenses	3,349	4,237	815	1,300
Stock-based compensation expense included in operating expenses	4,314	5,697	1,212	1,998
Income tax benefit (net of a fully reserved valuation allowance)	—	—	—	—
Total	$4,314	$5,697	$1,212	$1,998

2009 Option Exchange Program

In February 2009, the Company’s Board of Directors approved an amendment to the Entercom Equity Compensation Plan (the “Plan”) to permit a one-time Option Exchange Program (the “2009 OEP”), which amendment was approved at the May 2009 shareholders’ meeting. On April 13, 2009, the Company commenced the 2009 OEP, which was subject to shareholder approval, by making an offer to exchange to the Company’s eligible employees and non-employee directors. The Company offered such persons the opportunity to make an election to exchange all of their outstanding stock options with exercise prices equal to or greater than $11.80 per share for a lesser number of RSUs. The exchange ratios were as follows:

Option	Exchange Ratio
Strike Price	(Options For RSUs)
At least $11.80, but less than $30.00	2.25 for 1
$30.00 or more	4.5 for 1

On May 15, 2009, following the May 14, 2009 expiration of the 2009 OEP exchange offer, the Company granted 0.7 million RSUs in exchange for 2.1 million options. As a result of the 2009 OEP, the number of RSUs that can be issued under the Plan was effectively increased by 0.7 million as all RSUs granted did not count against the restricted stock sublimit in the Plan.  In addition, the number of awards that can be issued under the Plan was effectively reduced by 2.1 million as all options that were exchanged will not be available for re-grant under the Plan.

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

Broadcasting License Impairment Testing During The Second Quarter Of 2010

The Company completed the impairment test for broadcasting licenses and determined that the fair value of the broadcasting licenses was more than the amount reflected in the balance sheet for each of the Company’s markets and, accordingly, no impairment was recorded.

The methodology used by the Company in determining its key estimates and assumptions was applied consistently to each market. As a result, the analysis for each market is the same. Of the seven variables identified above, the Company believes that the first three (in clauses (1) through (3) above) are the most important to the determination of fair value. The following table reflects the estimates and assumptions used in 2010 as compared to the second quarter of 2009, the date of the most recent prior impairment test.  In general, when comparing the second quarter of 2010 to the second quarter of 2009: (1) the discount rate decreased primarily due to a decrease in the estimated required returns on debt and equity of publicly traded radio companies; (2) the market specific operating profit margin range remained relatively flat; and (3) the market long-term revenue growth rates were marginally higher as the outlook for the industry improved.

	Second	Second
	Quarter	Quarter
	2010	2009
Discount rates	10.0%	10.6%
Operating profit margin ranges of the Company’s markets	21.0% to 42.5%	21.0% to 44.0%
Long-term revenue growth rate ranges of the Company’s markets	1.5% to 2.0%	1.0% to 2.5%

The following table presents the changes in the carrying value of the Company’s broadcasting licenses for the nine months ended September 30, 2010 and 2009:

	Broadcasting Licenses
	Carrying Amount
	2010	2009
	(amounts in thousands)

Balance as of beginning of year	$707,852	$768,646
Impairment loss	—	(60,794)
Balance as of September 30,	$707,852	$707,852

The amount of unamortized broadcasting licenses reflected in the balance sheet as of September 30, 2010 and December 31, 2009 was $707.9 million. There were no events or circumstances since the Company’s second quarter annual test that required the Company to test the carrying value of its broadcasting licenses.

Broadcasting License Impairment Testing During The Second Quarter Of 2009

During the second quarter of 2009, the Company completed the impairment test for broadcasting licenses and determined that the fair value of its broadcasting licenses was less than the amount reflected in the balance sheet for each of the Company’s markets, other than Seattle, and recorded an impairment loss of $60.8 million. The prolonged economic downturn negatively impacted the radio broadcasting industry as advertising revenues continued to decline and expectations for growth over the next year were reduced. The reduction in the projected growth levels for the industry was the primary reason for further impairment to the Company’s broadcasting licenses in the second quarter of 2009, which impairment was in addition to the impairment recorded in 2008. As revenues decline, profitability levels are also negatively impacted, as fixed costs represent a large component of a radio station’s operating expenses. As a result, the asset base is particularly sensitive to the impact of continued declining revenues.

Goodwill

The Company performs its annual impairment test on its goodwill during the second quarter of each year by comparing the fair value for each reporting unit with the amount reflected on the balance sheet. The Company has determined that a radio market is a reporting unit and, in total, the Company assesses goodwill at 19 separate reporting units (three of the Company’s 22 reporting units have no goodwill recorded as of September 30, 2010). If the fair value of any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the amount reflected in the balance sheet to the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation.

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

In the income approach, the Company utilized the discounted cash flow method to calculate the fair value of the reporting unit (the key estimates and assumptions are included in the table below). The results of step one indicated that it was not necessary to perform the second step analysis in any of the markets tested, as the fair values for all of the Company’s markets were above book value. As a result of the step one test, no impairment loss was recorded during the second quarter of 2010. The Company performed a reasonableness test by comparing the fair value results for goodwill by using the implied multiple based on the Company’s cash flow performance and its current stock price, and then comparing the results to prevailing radio broadcast transaction multiples.

The following table reflects certain key estimates and assumptions used in 2010 and in the second quarter of 2009, the date of the most recent prior impairment test. The ranges for operating profit margin and revenue growth rates are for the Company’s markets.  In general, when comparing the second quarter of 2010 to the second quarter of 2009: (1) the discount rate decreased primarily due to a decrease in the estimated required returns in the debt and equity of publicly traded radio companies; (2) the market specific operating profit margin range narrowed; and (3) the market long-term revenue growth rate range narrowed.

	Second	Second
	Quarter	Quarter
	2010	2009
Discount rates	10.0%	10.6%
Operating profit margin ranges of the Company’s markets	26.0% to 39.0%	21.0% to 41.0%
Long-term revenue growth rate ranges of the Company’s markets	1.5% to 2.0%	1.0% to 2.5%

The following table presents the change in the carrying value of the Company’s goodwill for the nine months ended September 30, 2010 and 2009:

	Goodwill
	Carrying Amount
	September 30,
	2010	2009
	(amounts in thousands)
Goodwill before cumulative loss on impairment as of January 1,	$163,783	$163,783
Accumulated loss on impairment	(125,615)	(118,733)
Goodwill after cumulative loss on impairment	38,168	45,050
Loss on impairment during the year	—	(6,882)
Ending balance as of September 30,	$38,168	$38,168

There were no events or circumstances since the Company’s second quarter annual test that required the Company to test the carrying value of its goodwill. If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges, which could be material, in future periods.

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

The Company is required to make payments on the Term Loan in quarterly amounts, which payments started at $15 million (September 30, 2009), are currently at $25 million and ultimately increase to $60 million. The Company plans to fund the amortization of the Term Loan with cash flow from operations and its available Revolver capacity.

As of September 30, 2010, the Company had outstanding under the Bank Facility: (1) $676.0 million, including: (i) $365.0 million in drawn Revolver; and (ii) $311.0 million in Term Loan; and (2) a $0.7 million letter of credit.  As of September 30, 2010, the Company had $3.4 million in cash and cash equivalents.

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

•                  Depending on the Consolidated Leverage Ratio (Consolidated Funded Indebtedness to Consolidated Operating Cash Flow), the Company may elect an interest rate equal to: (1) the Eurodollar Rate plus fees that can range from 0.5% to 2.5%; or (2) the Base Rate plus fees that can range from 0.0% to 1.5%, where the Base Rate is the highest of: (a) the Federal Funds Rate plus 0.5%; (b) the Eurodollar Rate plus 1.0%; or  (c) the Prime Rate.

•                  During periods when the Consolidated Leverage Ratio exceeds six times (defined in the Bank Facility as a “Restricted Period”), the Company is: (a) restricted in its ability to take certain actions, including but not limited to, the payment of dividends and the repurchase of its stock; and (b) subject to additional limitations on acquisitions and investments.

As of September 30, 2010, the Consolidated Leverage Ratio did not exceed six times.  As a result, the Company will cease to be in a Restricted Period shortly after the filing of this Quarterly Report.

As of September 30, 2010, the undrawn amount of the Revolver was $284.3 million. The amount of the Revolver available to the Company, however, is a function of covenant compliance at the time of borrowing. Based on the Company’s financial covenant analysis as of September 30, 2010, the Company would be limited to borrowings significantly less than the undrawn limit unless such borrowings were used to repay indebtedness or for transactions that increase cash flow for purposes of covenant calculation.

The Company’s ability to maintain compliance with its covenants is highly dependent on the Company’s results of operations.  If the Company were to enter into an agreement with its lenders for covenant compliance relief, such relief could result in higher interest expense.

Management believes that for the next 12 months, the Company can continue to maintain its compliance with these covenants. Management also believes that cash on hand and cash from operating activities, together with available borrowings under the Revolver, will be sufficient to permit the Company to meet its liquidity requirements for the next 12 months, including the Company’s scheduled debt repayments.  The Company’s operating cash flow remains positive, and management believes that it is adequate to fund the Company’s operating needs.  As a result, the Company has not been required to rely upon, and the Company does not anticipate being required to rely upon, the Revolver to fund the Company’s operations.

Amending the Company’s Bank Facility or obtaining other funding or additional financing prior to the expiration of the current agreement will be essential since the Revolver balance outstanding will be due in full upon the expiration of the Bank Facility on June 30, 2012.

The Bank Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly owned subsidiaries. In addition, the Bank Facility, as amended, is secured by a lien on all of the Company’s assets, other than real property.

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

5.             7.625% SENIOR SUBORDINATED NOTES

During the nine months ended September 30, 2010, the Company repurchased the remaining $6.6 million of its 7.625% Senior Subordinated Notes (“Notes”) due March 1, 2014 at par and recorded in the statement of operations a loss on the extinguishment of debt of $0.1 million due to the write-off of deferred financing costs.

During the nine months ended September 30, 2009, the Company repurchased $59.6 million of its Notes due March 1, 2014. For the nine and three months ended September 30, 2009, the Company recorded in the statement of operations a gain on the extinguishment of debt of $19.3 million and $3.1 million, respectively, net of the write-off of deferred financing costs of $0.7 million and $0.2 million, respectively.

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

The amount of depreciation and amortization expense attributable to assets held under the financing method was $0.2 million and less than $0.1 million for the nine months ended September 30, 2010 and 2009, respectively.

For the nine months ended September 30, 2010, the amount of interest expense for the total cash consideration received of $12.6 million was $0.5 million.  For the nine months ended September 30, 2009, no interest expense associated with lease financing obligations was recognized as lease payments commenced in October 2009.

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

During the nine months ended September 30, 2010 and 2009, the Company had outstanding the aggregate notional amounts of $475.0 million and $550.0 million, respectively, of cash flow interest rate transactions that were hedged against the Company’s variable rate senior debt.  In accordance with the terms of a Swap agreement dated January 28, 2008, the notional amount decreased from $225.0 million to $150.0 million on January 28, 2010 thereby eliminating a notional amount of $75.0 million with a fixed Eurodollar London interbank offered rate (“LIBOR”) of 3.03%.

As of September 30, 2010, the Company had the following derivatives outstanding:

Type					Fixed
Of	Notional	Effective			LIBOR		Expiration
Hedge	Amount	Date		Collar	Rate		Date
	(amounts
	(in millions)

Swap	$150.0	January 28, 2008		n/a	3.03%		January 28, 2011
Collar	100.0	February 28, 2008	[	Cap Floor	4.00% 2.14%	]	February 28, 2011
Swap	125.0	March 28, 2008		n/a	2.91%		September 28, 2011
Swap	100.0	May 28, 2008		n/a	3.62%		May 28, 2012
Total	$475.0

The following is a summary of the fair value of the derivatives outstanding as of September 30, 2010 and December 31, 2009:

		Fair Value
		September 30,	December 31,
	Balance Sheet	2010	2009
	Location	Asset (Liability)
		(amounts in thousands)
Designated Derivatives
Interest rate hedge transactions	Current Liabilities	$(5,252)	$—
Interest rate hedge transactions	Other Long-Term Liabilities	$(5,021)	$(13,432)

The Company does not expect to reclassify to the statement of operations within the next 12 months any portion of the amount outstanding as of September 30, 2010.

The following is a summary (amounts in thousands) of the gains (losses) related to the Company’s cash flow hedges for the nine and three months ended September 30, 2010 and 2009:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
Description	2010	2009	2010	2009

Type Of Derivative Designated As A Cash Flow Hedge	Interest Rate	Interest Rate	Interest Rate	Interest Rate
Amount of Gain (Loss) Recognized In Other Comprehensive Income ("OCI")	$3,159	$16	$1,424	$(1,343)
Location Of Gain (Loss) Reclassified From OCI To Statement Of Operations	Interest Expense	Interest Expense	Interest Expense	Interest Expense
Amount of Gain (Loss) Reclassified From OCI To Statement Of Operations	$—	$—	$—	$—
Location Of Gain (Loss) In Statement Of Operations	Interest Expense	Interest Expense	Interest Expense	Interest Expense
Amount Of Gain (Loss) In Statement Of Operations Due To Ineffectiveness	$—	$—	$—	$—

The following table presents the accumulated derivative gains (losses) recorded in the statements of other comprehensive income (loss) as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
	Assets (Liabilities)
	(amounts in thousands)

Accumulated derivative unrealized loss	$(10,273)	$(13,432)

8.             CONTINGENCIES AND GUARANTOR ARRANGEMENTS

Contingencies

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings.  Management anticipates that any potential liability of the Company which may arise out of, or with respect to, these matters will not materially affect the Company’s financial position, results of operations or cash flows.

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

Guarantor Arrangements

The Company enters into indemnification agreements in the ordinary course of business and other agreements which include indemnification provisions.  The Company believes that the estimated fair value of these agreements is minimal and has not recorded liabilities for these agreements as of September 30, 2010.

9.             SHAREHOLDERS’ EQUITY

Dividend Equivalents

The Company’s grants of RSUs include the right, upon vesting, to receive a cash payment equal to the aggregate amount of dividends, if any, that the holder would have received on the shares of common stock underlying their RSUs if such RSUs had been vested during the period. For the nine months ended September 30, 2010 and 2009, the Company paid $0.9 million and $0.8 million, respectively, to the holders of RSUs that vested during these periods. The long-term dividend equivalent amount, accrued and unpaid on unvested RSUs, was $0.3 million and $0.8 million as of September 30, 2010 and December 31, 2009, respectively, and is included under other long-term liabilities in the balance sheet. The short-term dividend equivalent amount, accrued and unpaid on unvested RSUs, was $0.5 million and $1.0 million as of September 30, 2010 and December 31, 2009, respectively, and is included under other current liabilities in the balance sheet. The amount paid is considered a windfall tax benefit that will be recorded to paid-in capital when realized.

Deemed Purchases Of Vested RSUs

Upon vesting, unless an employee elects to pay the tax withholding obligation in cash, the Company withholds shares of stock in an amount sufficient to cover the employee’s tax withholding obligations.  As a result, during the nine months ended September 30, 2010 and 2009, the Company was deemed to have repurchased 0.2 million and 0.1 million shares of stock, respectively.

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

As of September 30, 2010 and December 31, 2009, $6.0 million and $5.2 million, respectively, were deferred under these plans and were included in other long-term liabilities.  For the nine and three months ended September 30, 2010, the Company recorded an increase in deferred compensation expense of $0.3 million and $0.6 million, respectively. For the nine and three months ended September 30, 2009, the Company recorded an increase in deferred compensation expense of $0.8 million and $0.6 million, respectively.

11.          NET INCOME (LOSS) PER SHARE

Nine Months Ended September 30, 2010 and 2009

The effect of stock options and RSUs in the calculation of net income (loss) per share, using the treasury stock method, was: (1) dilutive for the nine and three months ended September 30, 2010 and the three months ended September 30, 2009; and (2) anti-dilutive for the nine months ended September 30, 2009.

The following table sets forth the computations of basic and diluted net income (loss) per share for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30, 2010			September 30, 2009
	(amounts in thousands, except share and per share data)
			Net Income			Net Loss
	Net Income	Shares	Per Share	Net Loss	Shares	Per Share
Basic net income (loss) per common share:
Net income (loss)	$29,151	35,699,525	$0.82	$(18,302)	35,327,093	$(0.52)
Impact of equity awards		1,891,845			—
Diluted net income (loss) per common share:
Net income (loss)	$29,151	37,591,370	$0.78	$(18,302)	35,327,093	$(0.52)

In computing the incremental shares under the treasury stock method for the nine months ended September 30, 2010, 0.1 million restricted stock units and options to purchase 0.1 million shares of common stock at a range of $9.84 to $48.21 were excluded from the computation as they were anti-dilutive.

For the nine months ended September 30, 2009, 0.7 million incremental shares were not included in diluted net loss per share as the shares were anti-dilutive when reporting a net loss.

In computing the incremental shares under the treasury stock method for the nine months ended September 30, 2009, 0.8 million restricted stock units (including less than 0.1 million restricted stock units with market and service conditions, as half of the restricted stock units with market conditions were not satisfied as of September 30, 2009) and options to purchase 1.2 million shares of common stock at a range of $2.20 to $48.21, were excluded from the computation as they were anti-dilutive.

Three Months Ended September 30, 2010 and 2009

The effect of stock options and RSUs in the calculation of net income per share, using the treasury stock method, was dilutive for the three months ended September 30, 2010 and 2009.

	Three Months Ended
	September 30, 2010			September 30, 2009
	(amounts in thousands, except share and per share data)
			Net Income			Net Income
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic net income per common share:
Net income	$10,689	35,722,801	$0.30	$18,275	35,291,969	$0.52
Impact of equity awards		1,587,155			1,328,644
Diluted net income per common share:
Net income	$10,689	37,309,956	$0.29	$18,275	36,620,613	$0.50

In computing the incremental shares under the treasury stock method for the three months ended September 30, 2010, 0.3 million RSUs and options to purchase 0.1 million shares of common stock at a range of $7.55 to $48.21, were excluded from the computation as they were anti-dilutive.

In computing the incremental shares under the treasury stock method for the three months ended September 30, 2009, 0.8 million restricted stock units (including less than 0.1 million restricted stock units with market and service conditions, as half of the restricted stock units with market and service conditions were not satisfied as of September 30, 2009) and options to purchase 1.2 million shares of common stock at a range of $2.20 to $48.21 were excluded from the computation as they were anti-dilutive.

12.          INCOME TAXES

Effective Tax Rate - Overview

The Company’s income tax rates for the nine months and three months ended September 30, 2010 were based on the estimated annual effective tax rate for 2010 (excluding the impact of a valuation allowance for deferred tax assets as described below), and include: (1) the effect of permanent differences between income subject to income tax for book and tax purposes; and (2) any discrete items of tax. The Company’s effective tax rate, which can fluctuate from quarter to quarter, can be higher than the federal statutory rate of 35% primarily as a result of the provision for state taxes (net of a federal tax deduction).

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

Tax Rates For The Nine Months And Three Months Ended September 30, 2010

The effective income tax rates were 34.9% and 40.4% for the nine months and three months ended September 30, 2010, respectively. These effective income tax rates reflect: (1) an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill; (2) changes in the deferred tax asset valuation allowance for the reasons as described below under Valuation Allowance For Deferred Tax Assets; and (3) certain discrete items of tax.

Tax Rates For The Nine Months And Three Months Ended September 30, 2009

The effective income tax rates were 4.0% and 2.4% for the nine months and three months ended September 30, 2009, respectively. The effective income tax rates for the nine and three months ended September 30, 2009 reflect an increase and a decrease, respectively, in the deferred tax valuation allowance for the reasons as described below under Valuation For Deferred Tax Assets (after consideration for any net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill).

Deferred Tax Liabilities

As of September 30, 2010, deferred tax liabilities were $15.6 million, primarily from net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill.  As of December 31, 2009, the deferred tax liabilities were fully offset by deferred tax assets. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

Valuation Allowance For Deferred Tax Assets

The Company decreased its valuation allowance by $5.0 million to $45.9 million as of September 30, 2010 from $50.9 million as of December 31, 2009, primarily related to a decrease in its deferred tax assets associated with broadcast licenses and goodwill as of September 30, 2010 as compared to December 31, 2009. As a result of cumulative losses incurred by the Company since 2006, a deferred tax asset valuation allowance was established due to the uncertainty that the deferred tax assets would be realized in future years (after consideration for any net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill). The valuation allowance as of September 30, 2010 and December 31, 2009 includes $4.1 million and $5.3 million, respectively, for an income tax benefit recorded in other comprehensive income (loss).

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

Income Tax Payments And Refunds

The Company made income tax payments of $0.1 million and $0.2 million for the nine months ended September 30, 2010 and 2009, respectively.

The Company received state income tax refunds of less than $0.1 million for each of the nine months ended September 30, 2010 and 2009.

As a result of federal tax legislation during the fourth quarter of 2009 that allowed the Company to carryback its 2008 net operating loss for five years rather than for two years, the Company recorded in excess of $7.0 million under prepaid and refundable income taxes as of December 31, 2009.  On April 2, 2010, the Company received $6.8 million in federal income tax refunds and expects to receive the balance of $0.4 million during the fourth quarter of 2010.

Liabilities For Uncertain Tax Positions

For the nine and three months ended September 30, 2010, the Company recorded increases of $0.1 million and $1.0 million, respectively, to income tax expense, which amounts consisted primarily of income tax liabilities for prior years (including interest and principal), partially offset by the expiration of statutes of limitation for certain tax liabilities (including interest and principal).  For the nine and three months ended September 30, 2009, the Company recorded income tax expense of $0.5 million and $0.4 million, respectively, which amounts consisted primarily of tax liabilities for the 2009 year (including interest and principal), partially offset by the expiration of statutes of limitation for certain tax liabilities (including interest and principal). The Company’s liabilities for uncertain tax positions as of September 30, 2010 and December 31, 2009 were $5.3 million for each period, which were recorded in the balance sheets as long-term tax liabilities. The Company reviews its estimates on a quarterly basis, and any change in its liabilities for uncertain tax positions will result in an adjustment to its income tax expense in the statement of operations in each period measured.

It is reasonably possible that the Company’s gross unrecognized tax benefits balance (exclusive of interest and penalties) may change within the next twelve months by a range from $1.8 million to $2.5 million.  This change would be primarily due to the settlement during October 2010 of an audit with the Internal Revenue Service (“IRS”) for all open tax periods through and including 2008 and the expiration of the statute of limitations for certain tax jurisdictions, offset by additional accruals of tax for existing liabilities.

Federal And State Income Tax Audits

The Company is subject to federal and state income tax audits from time to time that could result in proposed assessments. The Company cannot predict with certainty how these audits will be resolved and whether the Company will be required to make additional tax payments, which may or may not include penalties and interest. As of September 30, 2010, the Company’s tax years of 2004 through 2008 were open for audit by the IRS. For most states where the Company conducts business, the Company is subject to examination for the preceding three to six years. In certain states, the period could be longer.

During October 2010, the Company received a notice from the IRS that the examination covering the tax years of 2004 through 2008 was completed with no proposed adjustment.  Based upon the results of the examination, the Company does not expect to record income tax liabilities beyond the liabilities already recorded in the balance sheet during the third quarter 2010.

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

The accounts receivable balances and reserve for doubtful accounts as of September 30, 2010 and December 31, 2009 are presented in the following table:

	September 30,	December 31,
	2010	2009
	(amounts in thousands)

Accounts receivable	$79,131	$71,618
Allowance for doubtful accounts	(3,058)	(3,299)
Accounts receivable, net of allowance for doubtful accounts	$76,073	$68,319

As of September 30, 2010 and December 31, 2009, the Company recorded accounts receivable credits in the amounts of $2.6 million and $1.8 million, respectively, which amounts are included in the balance sheets under other current liabilities.  Accounts receivable credits can result from advertiser prepayments or overpayments.

As of September 30, 2010 and December 31, 2009, the Company recorded current unearned revenues of $0.3 million and $0.8 million, respectively, which amounts are included in the balance sheets under other current liabilities.

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

Recurring Fair Value Measurements

The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010 and December 31, 2009. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

As Of September 30, 2010
Value Measurements At Reporting Date Using
Quoted Prices
In Active
		Markets For	Significant
		Identical	Other	Significant
		Assets Or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description	Assets (Liabilities)
(amounts in thousands)

Liabilities
Deferred compensation	$(6,025)	$(6,025)	$—	$—
Interest Rate Cash Flow Hedges	$(10,273)	$	$(10,273)	$—

As Of December 31, 2009
Value Measurements At Reporting Date Using
Quoted Prices
In Active
		Markets For	Significant
		Identical	Other	Significant
		Assets Or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description	Assets (Liabilities)
(amounts in thousands)

Liabilities
Deferred compensation	$(5,173)	$(5,173)	$—	$—
Interest Rate Cash Flow Hedges	$(13,432)	$	$(13,432)	$—

For the Company’s deferred compensation liability, the Company records the amounts at fair value on a recurring basis. The unfunded plan allows participants to hypothetically invest in various specified investment options such as equity funds, stock funds, capital appreciation funds, money market funds, bond funds, mid-cap value funds and growth funds. The nonqualified deferred compensation plan liability is valued based on quoted market prices of the underlying investments. The Company classifies its nonqualified deferred compensation plan liability as Level 1.

For the Company’s interest rate hedges, the Company pays a fixed rate and receives a variable interest rate that is observable based upon a forward interest rate curve and is therefore considered a level 2 item (based on the Eurodollar rate).

For the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (level 3), the following amounts in thousands are a reconciliation of the activity during each of the quarters within the nine months ended 2009:

Available
For Sale
Securities
Assets
Balance as of December 31, 2008	$1,399
Recovery of investment	(6)
Balance as of March 31, 2009 and June 30, 2009	$1,393
Recovery of investment	(9)
Balance as of September 30, 2009	$1,384

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

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of September 30, 2009, along with the impairment loss, if any, recognized on the fair value measurement for the nine and three months ended September 30, 2009:

Non-Recurring Assets Subject To Fair Value Measurement

	As Of September 30, 2009
	Fair Value Measurements Using
		Quoted Prices
		In Active
		Markets For	Significant
		Identical	Other	Significant	Impairment Loss
		Assets Or	Observable	Unobservable	September 30, 2009
		Liabilities	Inputs	Inputs	Nine Months	Three Months
Description	Total	(Level 1)	(Level 2)	(Level 3)	Ended	Ended
	(amounts in thousands)

Net property and equipment	$71,314	$—	$—	$71,314	$—	$—
Other intangibles, net	720	—	—	720	—	—
Goodwill	38,168	—	—	38,168	6,882	—
Radio broadcasting licenses	707,852	—	—	707,852	60,794	—

Total	$818,054	$—	$—	$818,054	$67,676	$—

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

(2) Senior debt (see Note 4, Senior Debt): As of September 30, 2010 and December 31, 2009, the fair value of the Company’s senior debt under the Company’s Bank Facility was $662.9 million and $675.8 million, respectively, while the carrying value was $676.0 million and $729.0 million, respectively. The Company’s determination of the fair value was based on a risk adjusted rate.

(3) 7.625% Senior Subordinated Notes (see Note 5): As of December 31, 2009, the fair value of the Company’s Notes was $6.0 million, while the carrying value was $6.6 million. The fair value was based on available market prices.  On March 8, 2010, the Company redeemed at par all of the remaining $6.6 million Notes outstanding.

(4) Outstanding Letters of Credit: The Company had a letter of credit outstanding in the amount of $0.7 million as of September 30, 2010 and $1.5 million as of December 31, 2009. The Company does not believe it is practicable to estimate the fair value of this financial instrument and does not expect any material loss from the resolution since performance is not likely to be required.

15.          DEFERRED CHARGES AND OTHER ASSETS AND OTHER LONG-TERM LIABILITIES

Deferred charges and other assets, including definite-lived intangible assets, consist of the following:

	September 30,	December 31,
	2010	2009
	(amounts in thousands)

Debt issuance costs, net	$5,918	$3,756
Software costs, net	660	1,280
Prepaid assets - long term	1,996	1,421
Deferred contracts and other agreements, net	679	743
Leasehold premium, net	647	706
Deposits - long term	328	393
Advertiser lists and customer relationships, net	11	41
Other	114	146
	$10,353	$8,486

As of September 30, 2010 and December 31, 2009, the deferred rent liabilities were $3.4 million for each period, and are included in other under long-term liabilities.

ITEM 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2010. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the nine and three months ended September 30, 2010 as compared to the nine and three months ended September 30, 2009.  Our results of operations during the relevant periods represent the operations of the radio stations owned and operated by us.

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

Results Of Operations For The Year-To-Date

The following significant factors affected our results of operations for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009:

•                  During March 2010, we amended our senior credit agreement (the “Amendment” to our “Bank Facility”) that increased our interest expense due to: (i) an increase in deferred financing expense of $5.2 million, which will be amortized over the remaining term of the Bank Facility; and (ii) an increase in fees incurred under the Bank Facility, primarily on outstanding debt.

•                  During March 2010, we repurchased the remaining $6.6 million of our then outstanding 7.625% senior subordinated notes (the “Notes”) at par and recognized a net loss on extinguishment of debt of $0.1 million due to the write-off of deferred financing expenses.

•                  During the nine months ended September 30, 2009, we repurchased $59.6 million of our Notes and recognized a net gain on extinguishment of debt of $19.3 million.

•                  During the second quarter of 2009, we recorded an impairment loss of $67.7 million in connection with our review of certain intangible assets.

Nine Months Ended September 30, 2010 As Compared To The Nine Months Ended September 30, 2009

Same Station Considerations:

During the fourth quarter of 2009, another party commenced the operation of certain of our tower sites, which impacted same station considerations for the periods presented.  The reported results for the current year 2010 were not affected by the operation of the towers by another party as the other party commenced operation prior to the beginning of 2010.

For the nine months ended September 30, 2009:

•                  Net revenues would have been lower by $0.8 million if we had adjusted net revenues for the transfer of tower operations to a third party as of the beginning of the period.

•                  Station operating expenses would have been lower by $0.1 million if we had adjusted station operating expenses for the transfer of tower operations to a third party as of the beginning of the period.

•                  Operating income would have been lower by $0.7 million if we had adjusted operating income for the transfer of tower operations to a third party as of the beginning of the period.

Net Revenues

	Nine Months Ended
	September 30, 2010	September 30, 2009
	(dollars in millions)
Net Revenues	$289.4	$276.4
Amount of Change	$13.0
Percentage Change	4.7%

Based upon our improved results for the current period as well as other indicators, we expect revenues to continue to grow for the remainder of 2010.  Poor economic conditions in 2009 led to lower demand for radio advertising.  In 2010, our revenues were favorably impacted by the strengthening of the economy and improving business conditions for both the industry and for us.

Net revenues in the current period increased in many of our markets.  Our net revenues increased the most for those radio stations located in our Denver, New Orleans, Rochester and San Francisco markets.

Station Operating Expenses

	Nine Months Ended
	September 30, 2010	September 30, 2009
	(dollars in millions)
Station Operating Expenses	$195.6	$192.0
Amount of Change	$3.6
Percentage Change	1.9%

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

Depreciation And Amortization Expense

	Nine Months Ended
	September 30, 2010	September 30, 2009
	(dollars in millions)
Depreciation And Amortization Expense	$9.7	$12.7
Amount of Change	$(3.0)
Percentage Change	(23.6)%

Depreciation and amortization expense decreased in 2010 primarily due to the decrease over the past several years in: (i) capital expenditures; (ii) deferred charges and other assets; and (iii) acquisitions.

Corporate General And Administrative Expenses

	Nine Months Ended
	September 30, 2010	September 30, 2009
	(dollars in millions)
Corporate General And Administrative Expenses	$16.3	$17.4
Amount of Change	$(1.1)
Percentage Change	(6.3)%

Corporate general and administrative expenses decreased primarily due to the decrease in non-cash compensation expense of $0.9 million as no discretionary annual equity compensation awards were granted in 2010 and certain previously granted awards did not impact 2010 as they were fully amortized in 2009.

Operating Income (Loss)

	Nine Months Ended
	September 30, 2010	September 30, 2009
	(dollars in millions)
Operating Income (Loss)	$67.6	$(13.4)
Amount of Change	$81.0
Percentage Change	604.5%

The increase in operating income was primarily due to: (1) the absence of an impairment loss in the current period as compared to an impairment loss of $67.7 million that was recorded in the second quarter of the prior year; (2) an increase in net revenues for the reasons described above under Net Revenues, net of an increase in station operating expenses for the reasons described under Station Operating Expenses; and (3) a decrease in depreciation and amortization for the reasons described under Depreciation And Amortization Expense.

Interest Expense

	Nine Months Ended
	September 30, 2010	September 30, 2009
	(dollars in millions)
Interest Expense	$22.8	$23.8
Amount of Change	$(1.0)
Percentage Change	(4.2)%

The decrease in interest expense was primarily due to: (1) a decline in outstanding debt upon which interest is computed; (2) the repurchase of our Notes, which had a higher interest rate than the funds borrowed to repurchase such Notes; and (3) a reduction in January 2010 of $75.0 million in notional value of an existing 3.03% fixed interest rate swap agreement. Interest rates on outstanding debt remained relatively flat during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

The decrease in interest expense was offset by; (1) an increase in deferred financing expense of $1.8 million, primarily from the amortization of the bank fees associated with the Amendment; and (2) an increase in our Bank Facility fees that correlate to an increase in our Leverage Ratio during most of the third quarter of 2010.

Income (Loss) Before Income Taxes

	Nine Months Ended
	September 30, 2010	September 30, 2009
	(dollars in millions)
Income (Loss) Before Income Taxes	$44.7	$(17.6)
Amount of Change	$62.3
Percentage Change	354.0%

The increase was primarily attributable to an increase in operating income for the reasons as described above under Operating Income (Loss), which was partially offset by the absence this year of a $19.3 million gain on the retirement of our Senior Subordinated Notes as we repurchased our Notes at a discount in 2009.

Income Taxes

	Nine Months Ended
	September 30, 2010	September 30, 2009
	(dollars in millions)
Income Taxes	$15.6	$0.7
Amount of Change	$14.9
Percentage Change	2128.6%

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

Net Income (Loss)

	Nine Months Ended
	September 30, 2010	September 30, 2009
	(dollars in millions)
Net Income (Loss)	$29.2	$(18.3)
Amount of Change	$47.5
Percentage Change	259.6%

The net change was primarily attributable to the reasons described above under Income (Loss) Before Income Taxes and Income Taxes.

Results Of Operations For The Quarter

During March 2010, we amended our senior credit agreement resulting in an increase in fees that affected our results of operations for the three months ended September 30, 2010.

Three Months Ended September 30, 2010 As Compared To The Three Months Ended September 30, 2009

Same Station Considerations:

During the fourth quarter of 2009, another party commenced the operation of certain of our tower sites, which impacted same station considerations for the periods presented.  The reported results for the current year 2010 were not affected by the operation of the towers by another party as the other party commenced operation prior to the beginning of 2010.

For the three months ended September 30, 2009:

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

Net Revenues

	Three Months Ended
	September 30, 2010	September 30, 2009
	(dollars in millions)
Net Revenues	$102.7	$99.8
Amount of Change	$2.9
Percentage Change	2.9%

Based upon our improved results for the current period as well as other indicators, we expect revenues to grow for the remainder of 2010.  Poor economic conditions in 2009 led to lower demand for radio advertising.  In 2010, our revenues were favorably impacted by the strengthening of the economy and improving business conditions for both the industry and for us.

Net revenues increased in more than half of our markets.  Our net revenues increased the most for those radio stations located in our Denver, Milwaukee, New Orleans and Rochester markets.

Station Operating Expenses

	Three Months Ended
	September 30, 2010	September 30, 2009
	(dollars in millions)
Station Operating Expenses	$67.7	$66.3
Amount of Change	$1.4
Percentage Change	2.1%

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

Depreciation And Amortization Expense

	Three Months Ended
	September 30, 2010	September 30, 2009
	(dollars in millions)
Depreciation And Amortization Expense	$3.1	$4.1
Amount of Change	$(1.0)
Percentage Change	(24.4)%

Depreciation and amortization expense decreased in 2010 primarily due to the decrease over the past several years in: (i) capital expenditures; (ii) deferred charges and other assets; and (iii) acquisitions.

Corporate General And Administrative Expenses

	Three Months Ended
	September 30, 2010	September 30, 2009
	(dollars in millions)
Corporate General And Administrative Expenses	$5.2	$5.8
Amount of Change	$(0.6)
Percentage Change	(10.3)%

Corporate general and administrative expenses decreased primarily due to the decrease in non-cash compensation expense of $0.5 million, as no discretionary annual equity compensation awards were granted in 2010, and certain previously granted awards did not impact 2010 as they were fully amortized in 2009.

Operating Income

	Three Months Ended
	September 30, 2010	September 30, 2009
	(dollars in millions)
Operating Income	$26.5	$23.4
Amount of Change	$3.1
Percentage Change	13.2%

The increase in operating income was primarily due to: (1) an increase in net revenues for the reasons described above under Net Revenues, net of an increase in station operating expenses for the reasons described under Station Operating Expenses; and (2) a decrease in depreciation and amortization for the reasons described under Depreciation And Amortization Expense.

Interest Expense

	Three Months Ended
	September 30, 2010	September 30, 2009
	(dollars in millions)
Interest Expense	$8.6	$7.9
Amount of Change	$0.7
Percentage Change	8.9%

The increase in interest expense was primarily due to: (1) an increase in our Bank Facility fees that correlate to an increase in our Leverage Ratio during most of the third quarter of 2010; and (2) an increase of $1.1 million in the amortization of the Bank Facility fees primarily associated with the Amendment.

This increase was offset by: (1) a decline in outstanding debt upon which interest is computed; (2) the repurchase of our Notes, which had a higher interest rate than the funds borrowed to replace such Notes; and (3) a reduction in January 2010 of $75.0 million in notional value of an existing 3.03% fixed interest rate swap agreement. Interest rates on outstanding debt remained relatively flat during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Income Before Income Taxes

	Three Months Ended
	September 30, 2010	September 30, 2009
	(dollars in millions)
Income Before Income Taxes	$17.9	$18.7
Amount of Change	$(0.8)
Percentage Change	(4.3)%

The increase was primarily attributable to an increase in operating income for the reasons as described above under Operating Income.  This increase was offset by: (1) a $3.1 million decrease in the gain on the retirement of our Senior Subordinated Notes as we repurchased our Notes at a discount in the prior year; and (2) an increase in interest expense for the reasons described under Interest Expense.

Income Taxes

	Three Months Ended
	September 30, 2010	September 30, 2009
	(dollars in millions)
Income Taxes	$7.2	$0.4
Amount of Change	$6.8
Percentage Change	1700.0%

The increase in income tax expense was primarily due to the recording in the current year of net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill.  These deferred tax liabilities cannot be used to offset deferred tax assets.

As a result of cumulative losses incurred by the Company since 2006, a deferred tax asset valuation allowance was established due to the uncertainty that the deferred tax assets would be realized in future years (after excluding deferred tax liabilities associated with non-amortizable assets).

Net Income

	Three Months Ended
	September 30, 2010	September 30, 2009
	(dollars in millions)
Net Income	$10.7	$18.3
Amount of Change	$(7.6)
Percentage Change	(41.5)%

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

Liquidity And Capital Resources

Liquidity

Historically, we have carried significant amounts of debt. As of September 30, 2010, we had $676.0 million outstanding under our Bank Facility, which is comprised of $311.0 million in a term loan (the “Term Loan”) and

$365.0 million in drawn revolving credit (the “Revolver”). In addition, we have outstanding finance method lease obligations of $12.6 million and a $0.7 million in a letter of credit.

The Term Loan reduces in quarterly amounts, which payments started at $15 million, are currently at $25 million and ultimately increase to $60 million. We plan to fund the amortization of the Term Loan with cash flow from operations and our available Revolver capacity.

As of September 30, 2010, we had $3.4 million in cash and cash equivalents. During the nine months ended September 30, 2010, we decreased our outstanding debt by $60.4 million, which includes a $0.8 million reduction in an outstanding letter of credit.

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

As of September 30, 2010, our Consolidated Leverage Ratio did not exceed six times.  As a result, we will cease to be in a Restricted Period shortly after the filing of this Quarterly Report.

The undrawn amount of the Revolver was $284.3 million as of September 30, 2010. The amount available under the Revolver is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of September 30, 2010, we would be limited to borrowings significantly less than the undrawn limit unless such borrowings were used to repay indebtedness or for transactions that increase cash flow for purposes of covenant calculation.

The Bank Facility requires us to comply with certain financial covenants which are defined terms within the agreement, including: (1) a maximum Consolidated Leverage Ratio; and (2) a minimum ratio of Consolidated Operating Cash Flow to Consolidated Interest Charges of two times.  Management believes we are in compliance with all financial covenants and all other terms of the Bank Facility as of September 30, 2010.

Our ability to maintain compliance with our covenants is highly dependent on our results of operations.  If we were to enter into an agreement with our lenders for covenant compliance relief, such relief could result in higher interest expense.

We believe that over the next 12 months, we can continue to maintain our compliance with these covenants. We believe that cash on hand and cash from operating activities, together with available borrowings under the Revolver, will be sufficient to permit us to meet our liquidity requirements over the next 12 months, including our debt repayments.  Our operating cash flow remains positive and we believe that it is adequate to fund our operating needs.  As a result, we have not been required to rely upon, and we do not anticipate being required to rely upon, the Revolver to fund our operations.

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

Based upon our improved results for the current period as well as other indicators evidencing that advertiser demand continues to accelerate, we expect revenues to grow for the remainder of 2010.  Poor economic conditions in 2009 led to lower demand for radio advertising.  Our revenues were favorably impacted in 2010 by the strengthening of the economy and improving business conditions for both the industry and us.

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

Operating Activities

Net cash flows provided by operating activities were $61.9 million and $46.0 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in 2010 was mainly attributable to an increase in net revenues (net of station operating expenses) and a decrease in working capital requirements of $5.2 million. Working capital requirements decreased primarily due to the receipt of an income tax refund, offset by an increase in accounts receivable that was related to the increase in net revenues (net of station operating expenses).

Investing Activities

Net cash flows used in investing activities were $2.0 million and $1.3 million for the nine months ended September 30, 2010 and 2009, respectively.

For the nine months ended September 30, 2010 and 2009, the cash used in investing activities primarily reflects $1.9 million and $1.7 million, respectively, for additions to property and equipment.

Financing Activities

Net cash flows used in financing activities were $67.1 million and $28.8 million for the nine months ended September 30, 2010 and 2009, respectively.

For the nine months ended September 30, 2010, the cash flows used in financing activities primarily reflect the reduction to our net borrowings of $53.0 million under our Revolver and Term Loan and the repurchase at par of our Notes at $6.6 million. For the nine months ended September 30, 2009, the cash flows used in financing activities primarily reflect the repurchase of our Notes at $39.7 million (after a discount of $19.9 million).

Dividends

Previously, we have used a portion of our capital resources to pay dividends on a quarterly basis effective beginning with the first quarter of 2006 and ending with and including the third quarter of 2008. Our Board of Directors has not declared any dividends since that time.

Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility.  Specifically, pursuant to our Credit Facility we are prohibited from paying dividends if our Consolidated Leverage Ratio exceeds six times.

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

Income Taxes

During the nine months ended September 30, 2010, we paid $0.1 million in state income taxes. We anticipate that it will not be necessary to make any quarterly estimated federal and state income tax payments for the remainder of 2010 based upon existing prepayments and expected quarterly income subject to tax.

As a result of federal tax legislation during the fourth quarter of 2009 that allowed us to carryback our 2008 net operating loss for five years rather than for two years, we recorded in excess of $7.0 million under prepaid and refundable income taxes as of December 31, 2009.  On April 2, 2010, we received $6.8 million in federal income tax refunds and we expect to receive of $0.4 million during the fourth quarter of 2010.

Capital Expenditures

Capital expenditures for the nine months ended September 30, 2010 were $1.9 million. We anticipate that capital expenditures in 2010 will be between $3.0 million and $3.5 million.

Contractual Obligations

The following table reflects a summary as of September 30, 2010 of our calendar contractual obligations for the remainder of the year 2010 and thereafter:

	Payments Due By Period
					More Than
		Less Than	1 To 3	3 To 5	5
Contractual Obligations:	Total	1 Year	Years	Years	Years
	(amounts in thousands)
Long-term debt obligations (1)	$704,312	$29,724	$674,477	$68	$43
Operating lease obligations	69,443	3,085	23,287	18,018	25,053
Finance method lease obligations (2)	30,930	177	1,467	14,166	15,120
Purchase obligations (3)	234,840	19,258	116,811	62,832	35,939
Other long-term liabilities (4)	36,971	41	5,712	1,138	30,080
Total	$1,076,496	$52,285	$821,754	$96,222	$106,235

(1)                                  (a)  Our Bank Facility had outstanding debt in the amount of $676.0 million as of September 30, 2010. The maturity under our Bank Facility could be accelerated if we do not maintain compliance with certain covenants.

(b)  The above table includes projected interest expense under the remaining term of our Bank Facility.

(2)                                  Finance lease obligations outstanding include principal and interest expense. When our continuing involvement in this transaction ceases in the year 2013, we expect we will discontinue finance accounting and instead treat our obligations under the accounting guidance for capital and operating leases.

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

(3)                                  (a)  We have purchase obligations of $234.1 million, including contracts primarily for on-air personalities, sports programming rights, ratings services, music licensing fees, equipment maintenance and certain other operating contracts.

(b)  We have $0.7 million in liabilities related to our obligation to provide a letter of credit.

(4)                                  Included within total other long-term liabilities of $37.0 million are deferred income tax liabilities of $15.6 million that are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax liabilities may vary according to changes in tax laws, tax rates and our operating results. It is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities, together with liabilities for uncertain tax positions, are reflected in the above table in the column labeled as “More Than 5 Years.”  See Note 12, Income Taxes, in the accompanying notes to the consolidated financial statements for a discussion of deferred tax liabilities, including liabilities for uncertain tax positions.

Off-Balance Sheet Arrangements

Variable interest entity accounting was not applicable as of September 30, 2010 as we had no pending transactions to acquire or dispose of radio station assets.  As of September 30, 2010, we had no other off-balance sheet arrangements.

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

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of September 30, 2010, we have recorded approximately $746.0 million in radio broadcasting licenses and goodwill, which represents 82% of our total assets at that date. We must conduct impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value. After an impairment expense is recognized, the recorded value of these assets will be reduced by the impairment recognized and will be the assets’ new accounting basis. In 2009 and 2008, we recorded impairment losses of $67.7 million and $835.7 million, respectively, for radio broadcasting licenses and goodwill.

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

We completed the impairment test for broadcasting licenses during the second quarter of 2010 and determined that the fair value of the broadcasting licenses was more than the amount reflected in the balance sheet for each of our markets and, accordingly, no impairment was recorded.

The methodology used by us in determining our key estimates and assumptions was applied consistently to each market. As a result, the analysis for each market is the same. Of the seven variables identified above, we believe that the first three (in clauses (1) through (3) above) are the most important to the determination of fair value. The following table reflects these estimates and assumptions used in 2010 as compared to the second quarter of 2009, the date of the most recent prior impairment test.   In general, when comparing the second quarter of 2010 to the second quarter of 2009: (1) the discount rate decreased primarily due to a decrease in the estimated required returns on debt and equity of publicly traded radio companies; (2) the market specific operating profit margin range remained relatively flat; and (3) the market long-term revenue growth rates were marginally higher for many markets as the outlook for the industry improved.

	Second	Second
	Quarter	Quarter
	2010	2009
Discount rates	10.0%	10.6%
Operating profit margin ranges of the Company’s markets	21.0% to 42.5%	21.0% to 44.0%
Long-term revenue growth rate ranges of the Company’s markets	1.5% to 2.0%	1.0% to 2.5%

We believe we have made reasonable estimates and assumptions to calculate the fair value of our broadcasting licenses; however, these estimates and assumptions could be materially different than actual results. If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the fair value of our broadcasting licenses below the amount reflected in the balance sheet, we may be required to recognize impairment charges, which could be material, in future periods.

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

Goodwill

We performed our annual impairment test on our goodwill during the second quarter of 2010 by comparing the fair value for each reporting unit with the amount reflected on the balance sheet. We determined that a radio market is a reporting unit and, in total, we assessed goodwill at 19 separate reporting units (three of our 22 reporting units have no goodwill recorded as of September 30, 2010). If the fair value of any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and we are required to perform a second step of the impairment test. In the second step, we compare the amount reflected in the balance sheet to the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation.

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

The following table reflects certain key estimates and assumptions used in the second quarter of 2010 and in the second quarter of 2009, the date of the most recent prior impairment test. The ranges for operating profit margin and revenue growth rates are for our markets.  In general, when comparing the second quarter of 2010 to the second quarter of 2009: (1) the discount rate decreased primarily due to a decrease in the estimated required returns in the debt and equity of publicly traded radio companies; (2) the market specific operating profit margin range narrowed; and (3) the market long-term revenue growth rate range narrowed.

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

Sensitivity Of Key Broadcasting Licenses And Goodwill Assumptions

If we were to assume a 100 basis point change in certain of our key assumptions (a reduction in the long-term revenue growth rate, a reduction in the operating performance cash flow and an increase in the weighted average cost of capital) used to determine the fair value of our broadcasting licenses and goodwill during the second quarter of 2010, the following would be the incremental impact:

Sensitivity Analysis

	Results Of		Results Of
	Long-Term	Results Of	Weighted
	Revenue	Operating	Average
	Growth	Performance	Cost Of
	Rate	Cash Flow	Capital
	Decrease	Decrease	Increase
	(amounts in thousands)
Broadcasting Licenses
Impairment assumption sensitivity result	$19,671	$11,557	$46,477
Incremental broadcasting licenses impairment	19,671	11,557	46,477

Goodwill
Impairment assumption sensitivity result	1,050	1,176	912
Incremental goodwill impairment	1,050	1,176	912

Total incremental impairment from sensitivity analysis	$20,721	$12,733	$47,389

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

ITEM 3.                Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt.  From time to time, we may seek to limit our exposure to interest rate volatility through the use of derivative rate hedging instruments.  If the borrowing rates under LIBOR were to increase 1% above the current rates as of September 30, 2010, our interest expense on our senior debt would increase by approximately $3.5 million on an annual basis, including any interest benefit or interest expense associated with the use of derivative rate hedging instruments as described below.

The following derivative rate hedging transactions, which fix interest on our variable rate debt, are outstanding as of September 30, 2010 in the aggregate notional amount of $475.0 million. These rate hedging transactions are tied to the one-month LIBOR interest rate.

Type					Fixed
Of	Notional	Effective			LIBOR		Expiration
Hedge	Amount	Date		Collar	Rate		Date
	(amounts
	(in millions)

Swap	$150.0	January 28, 2008		n/a	3.03%		January 28, 2011
Collar	100.0	February 28, 2008	[	Cap Floor	4.00% 2.14%	]	February 28, 2011
Swap	125.0	March 28, 2008		n/a	2.91%		September 28, 2011
Swap	100.0	May 28, 2008		n/a	3.62%		May 28, 2012
Total	$475.0

The fair value (based upon current market rates) of the rate hedging transactions is included as derivative instruments in long-term assets and/or liabilities for those instruments with maturity dates greater than one year and short-term assets and/or liabilities for those instruments with maturity dates less than one year. The fair value of the hedging transactions is affected by a combination of several factors, including the change in the one-month LIBOR rate and the forward interest rate to maturity. Any increase in the one-month LIBOR rate and/or the forward interest rate to maturity results in a more favorable valuation, while any decrease in the one-month LIBOR rate and/or forward interest rate to maturity results in a less favorable valuation. Our credit exposure under these hedging agreements, or similar agreements we may enter into in the future, is the cost of replacing an agreement in the event of non-performance by our counter-party.

As of September 30, 2010, the fair value of our derivative instruments was a liability of $10.3 million, which represented a decrease in liability from the balance as of December 31, 2009.  The positive change was primarily due to the effect of a decrease in the remaining period of each derivative instrument, offset by a decrease in the forward interest rate curve to maturity for those derivatives with longer remaining lives. The liability as of September 30, 2010 included a reduction in value for non-performance in accordance with the accounting provisions for fair value measurement.

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

ITEM 2.                  Unregistered Sales Of Equity Securities And Use Of Proceeds

During the three-month period ending September 30, 2010, we withheld shares of stock upon the vesting of restricted stock units to cover withholding tax obligations, unless an employee elected to pay such tax in cash.  The following table provides information on shares withheld (which are considered repurchased) during the three-month period ended September 30, 2010:

			(c)	(d)
			Total	Maximum
			Number Of	Approximate
			Shares	Dollar Value
			Purchased	Of
			As	Shares That
	(a)	(b)	Part Of	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under
	Of Shares	Paid	Plans Or	The Plans
Period	Purchased	Per Share	Programs	Or Programs
July 1, 2010 - July 31, 2010	158	$8.18	—	$—
August 1, 2010 - August 31, 2010	79	$5.29	—	$—
September 1, 2010 - September 30, 2010	453	$7.39	—	$—
Total	690		—

In connection with employee tax obligations related to the vesting of restricted stock units during the three months ended September 30, 2010 and in accordance with elections by certain employees, we are deemed to have repurchased the following shares withheld to satisfy employees’ tax obligations: (i) 158 shares at an average price of $8.18 per share in July 2010; (ii) 79 shares at an average price of $5.29 per share in August 2010, and (iii) 453 shares at an average price of $7.39 per share in September 2010. These shares are included in the above table.

ITEM 3.                  Defaults Upon Senior Securities

None.

ITEM 4.                  [Reserved]

N/A

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

ENTERCOM COMMUNICATIONS CORP. (Registrant)

Date: November 5, 2010	/s/ David J. Field
Name: David J. Field
Title: President and Chief Executive Officer
(principal executive officer)

Date: November 5, 2010	/s/ Stephen F. Fisher
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