Form 10-K
period 2010-12-31
ENTERCOM COMMUNICATIONS CORP
filed 2011-02-09
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of January 31, 2011, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $212,105,459 based on the June 30, 2010 closing price of $8.82 on the New York Stock Exchange on such date.

Class A common stock, $0.01 par value 30,688,784 Shares Outstanding as of January 31, 2011 (Class A Shares Outstanding includes 2,309,689 unvested and vested but deferred restricted stock units).

Class B common stock, $0.01 par value 7,367,532 Shares Outstanding as of January 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders, pursuant to Regulation 14A, is incorporated by reference in Part III of this report, which will be filed with the Securities and Exchange Commission no later than April 29, 2011.

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

ii

PART I

ITEM 1.                 BUSINESS

We are one of the five largest radio broadcasting companies in the United States with a nationwide portfolio in excess of 100 stations in 23 markets, including San Francisco, Boston, Seattle, Denver, Portland, Sacramento and Kansas City. Radio stations serving the same geographic area, which may be comprised of a city or combination of cities, are referred to as markets or as distinct operating segments. We aggregate these operating segments to create one reportable segment. We were organized in 1968 as a Pennsylvania corporation.

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

We believe that radio is an efficient and effective means of reaching specifically identified demographic groups.  Our stations are typically classified by their format, such as news, talk, classic rock, adult contemporary, alternative and country, among others.  A station’s format enables it to target specific segments of listeners sharing certain demographics. Advertisers and stations use data published by audience measuring services to estimate how many people within particular geographical markets and demographics listen to specific stations. Our geographically and demographically diverse portfolio of radio stations allows us to deliver targeted messages to specific audiences for advertisers on a local, regional and national basis.

Competition

The radio broadcasting industry is highly competitive.  Our stations compete for listeners and advertising revenue with other radio stations within their respective markets. In addition, our stations compete for audiences and advertising revenues with other media such as: broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, yellow pages, Internet, satellite radio, wireless media alternatives, cellular phones and other forms of audio entertainment and advertisement.

The following are some of the factors that are important to a radio station’s competitive position: (i) audience ratings; (ii) program content; (iii) management talent and expertise; (iv) sales talent and expertise; (v) audience characteristics; (vi) signal strength; and (vii) the number and characteristics of other radio stations and other advertising media in the market area.  We work to improve our competitive position through promotional campaigns aimed at the demographic groups targeted by our stations and sales efforts designed to attract advertisers. In addition, radio station operators are subject to the possibility of another station changing programming formats to compete directly for listeners and advertisers.

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

FCC Licenses.  The operation of a radio broadcast station requires a license from the FCC.  Certain of our subsidiaries hold the FCC licenses for our stations.  The number of radio stations that can operate in a given area or market is limited by the number of AM and FM frequencies allotted by the FCC to communities in an area or market, based upon considerations of interference to and from other operating or authorized stations. The FCC’s multiple ownership rules further limit the number of stations serving the same area that may be owned or controlled by a single individual or entity.

There is no national limit on the number of radio stations that a single entity may own. Radio station ownership is regulated by rules applicable to the number of stations that may be owned in common in an individual local radio market.  The FCC ownership rules define a “local radio market” as comprising all radio stations, both commercial and non-commercial, which are included within a designated Arbitron market or, for stations located outside of Arbitron markets, all stations which have certain overlapping signal contours.  Digital radio channels authorized for AM and FM stations do not count as separate “stations” for purposes of the ownership limitations. The radio ownership rules, which limit the number of radio stations that can be owned by a single individual or entity in a local radio market, include the following:

•                  up to eight commercial stations (in markets with 45 or more stations), no more than five of which can be in the same service (that is, AM or FM); and

•                  in the smallest markets, ownership is limited to the fewer of five commercial stations or not more than 50% of stations in the market, and no more than three of the stations can be in the same service.

Since the number of stations in a local market may fluctuate from time to time, the number of stations that can be owned by a single individual or entity in a given market can vary over time.  Once the FCC approves the ownership of a cluster of stations in a market, that owner may continue to hold those stations under the “grandfathering” policies, despite a decrease in the number of stations in the market.  Market clusters, such as our stations in Greenville, Kansas City and Wilkes-Barre/Scranton, which had been either licensed under the former ownership rules or the number of stations in the market has since declined and may exceed the current ownership limits when applying the Arbitron-based market standard of the present rule, are considered to be “grandfathered.” If, at the time of a proposed future transaction, a cluster does not comply with the multiple ownership limitations based upon the number of stations then present in the market, the entire cluster cannot be transferred intact to a single party unless the purchaser qualifies as an “eligible entity” under specified small business standards and meets certain control tests, or the purchaser promises to file within 12 months following consummation an application to assign the “excess” stations in the market to an eligible entity or to an irrevocable divestiture trust for ultimate assignment of such stations to an eligible entity.

Multiple Ownership Rules.  The Communications Act imposes specific limits on the number of commercial radio stations an individual or entity can own in a single market.  FCC rules and regulations implement these limitations.

On June 2, 2003, the FCC adopted new ownership rules following a comprehensive review of its ownership regulations. The ownership rules adopted in 2003 included: (i) new cross-media limits that in certain markets eliminated the newspaper-broadcast cross-ownership ban and altered the television-radio cross-ownership limitations; and (ii) regulations that revised the manner in which the radio numeric ownership limitations were to be applied, substituting, where available, geographic markets as determined by Arbitron in place of the former standard and, in areas outside of Arbitron markets, the relevant radio market for purposes of the rules remained determined by overlap of specified signal contours. These changes are the subject of various appeals and review by the current FCC Commissioners.

As presently applied, the FCC’s newspaper-broadcast cross-ownership rules impose limitations on the circumstances under which the same party may own a broadcast station and a daily newspaper in the same geographic market, as described above.  The FCC’s radio-television cross-ownership rules limit the number of radio stations that a local owner of television stations may hold.   We own no television stations or daily newspapers, but, to the extent these limitations continue to be enforced, these cross-media rules may limit the prospective buyers in the market for any stations we may wish to sell.

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

The FCC also considers the provision by the owner of one radio station of more than 15% of hours of weekly programming or the sale of more than 15% of the weekly advertising of another radio station serving substantially the same area under agreements commonly referred to as time brokerage or joint sales agreements, to represent an attributable interest of the party providing the programming or selling the advertising even though the ownership of the station broadcasting the programming or the advertising is distinct from that of the provider.

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

License Renewal.  The licenses issued by the FCC for radio stations are renewable authorizations that are ordinarily granted for an eight-year term, which is standardized for all stations in a particular state.  A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the periods when a renewal application is pending, informal objections to and petitions to deny the renewal application can be filed by interested parties, including members of the public, on a variety of grounds. The FCC is required to renew a broadcast station license if the FCC finds that the station has served the public interest, convenience and necessity; there have been no serious violations by the licensee of the Communications Act or the FCC’s rules and regulations; and there have been no other violations by the licensee of the Communications Act or the FCC’s rules and regulations that, taken together, constitute a pattern of abuse.  In a pending rule-making proceeding, the FCC has sought comments on the adoption of processing guidelines for renewal applications regarding a station’s locally-oriented programming performance. The effect of whether and to what extent any such requirements are ultimately adopted and become effective cannot currently be determined.

If a challenge is filed against a renewal application, and, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet certain fundamental requirements and that no mitigating factors justify the imposition of a lesser sanction, the FCC may deny a license renewal application. Historically, FCC licenses have generally been renewed.  A petition to deny the renewal applications of all of our Sacramento radio stations has been filed and is pending, and the renewal applications of certain other stations remain pending due to listener complaints.  Subject to the resolution of open FCC inquiries, we believe that our licenses will be renewed, although there can be no assurance to that effect. The non-renewal of one or more of our licenses could have a material adverse effect on our business.

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

In recent years, the FCC has received a substantial number of complaints alleging that broadcast stations have carried indecent programming at times when children may be in the audience, in violation of federal criminal law and the FCC’s policies which prohibit programming that is deemed to be indecent or profane under FCC decisions and is broadcast during the period between 6:00 am and 10:00 pm; the period between 10:00 pm through 6:00 am is considered to be a “safe harbor” period and less stringent standards apply to programming carried then. FCC regulations prohibit the broadcast of obscene material at any time. The FCC has greatly intensified its enforcement activities with respect to programming which it considers indecent or profane, including: (i) adopting rules to implement the statutory increase in the maximum fine which may be assessed for the broadcast of indecent or profane programming to $325,000 for a single violation, up to a maximum of $3,000,000 for a continuing violation; (ii) imposing fines on a per utterance basis instead of the imposition of a single fine for an entire program; and (iii) repeatedly warning broadcasters that future “serious” violations may result in the commencement of license revocation proceedings.   There are a number of outstanding indecency proceedings in which we are defending our stations’ conduct, and there may be other complaints of this nature which have been submitted to the FCC of which we have not yet been notified.

In April 2009, the U.S. Supreme Court reversed a decision of the U.S. Court of Appeals for the Second Circuit involving certain aspects of the FCC’s indecency rules, upholding the FCC’s policies under standards of administrative law, but remanding the case to the Second Circuit for the development of a full record on the constitutional challenge to the rules. In a case involving a separate aspect of the FCC’s indecency rules, the U.S. Court of Appeals for the Third Circuit reversed the FCC’s finding of indecency and, after the FCC sought review, the

U.S. Supreme Court summarily remanded that decision without opinion to the Third Circuit for reconsideration in light of the reversal and remand of the Second Circuit case. Both cases were argued in 2010 and the Second Circuit again ruled against the FCC and invalidated the enforcement of the indecency rules in that case, while the court has not yet ruled in the Third Circuit case.  For further discussion, refer to Part I, Item 3, “Legal Proceedings,” and to the risk factors described in Part I, Item 1A, “Risk Factors.”

The Communications Act and the FCC rules require that, when it is not evident from the content that any money, goods, services or other valuable consideration has been paid or promised to a station or an employee for the broadcast of certain programming, appropriate sponsorship identification announcement(s) must be given.  Following inquiries initiated by the FCC into sponsorship identification practices at several media companies, including us, we and other media companies entered into consent decrees pursuant to which we have adopted certain policies and procedures regarding our relationships with record labels and artists concerning the broadcast of music on our stations. We admitted no violations of any FCC rules in connection with the investigation, and the FCC found none.  This FCC consent decree expired in April 2010.  We have also entered into a consent judgment terminating a lawsuit brought by the New York Attorney General in which we agreed to adopt a number of business reforms and practices in the future and to make a payment to a non-profit organization to support music education and appreciation.  We admitted no liability in this action, and the court found none.

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

The FCC has rules which concern the manner in which on-air contests conducted by a station are announced and conducted, requiring in general that the material rules and terms of the contest be broadcast periodically and that the contest be conducted substantially as announced.  The FCC has a pending investigation into a contest at one of our stations. See Item 3, “Legal Proceedings,” for further discussion. We are cooperating in this investigation.  A civil lawsuit arising from this incident has been resolved.

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

HD Radio

The Federal Communications Commission selected In-Band On-Channel (“IBOC”) as the exclusive technology for introduction of terrestrial digital operations by AM and FM radio stations. The technology, developed by iBiquity Digital Corporation, is also known as “HD Radio.”  We have a minority equity interest in iBiquity.

HD Radio technology permits a station to transmit radio programming in both analog and digital formats. We currently utilize HD Radio digital technology on most of our FM stations. The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality, additional channels and the ability to offer a greater variety of auxiliary services.

Employees

As of January 31, 2011, we had a staff of approximately 1,582 full-time employees and 790 part-time employees.  With respect to certain of our stations in our Kansas City and San Francisco markets, we are a party to collective bargaining agreements with the American Federation of Television and Radio Artists.  Approximately 17 employees are represented by these collective bargaining agreements.  We believe that our relations with our employees are good.

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

ITEM 1A.    RISK FACTORS

Many statements contained in this report are forward-looking in nature. See Note Regarding Forward-Looking Statements at the beginning of this Form 10-K. These statements are based on current plans, intentions or expectations, and actual results could differ materially as we cannot guarantee that we will achieve these plans, intentions or expectations.  Among the factors that could cause actual results to differ are the following:

BUSINESS RISKS

Weak Economic Conditions Continue To Affect Our Business And We Cannot Predict The Future Impact.

While economic conditions have improved in 2010 as compared to 2009, resulting in increased advertiser demand, the economy continues to be weak and plagued by high unemployment. Net revenues for us and the industry grew in the mid-single digits in 2010 as compared to the prior year.  We cannot ensure that our results of operations will not be negatively impacted by delays or reversals in the economic recovery or by future economic downturns. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions through budgeting and buying patterns. The risks associated with our business would be more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising.  A decrease in advertising expenditures can have an adverse effect on our net revenues, profit margins, cash flow, and liquidity, which in turn could further impair our assets.

If we are subject to an economic downturn, there can be no assurance that we will not experience an adverse effect on our ability to access capital, which may be material to our business, financial condition and results of operations.  In addition, our ability to access the capital markets may be severely restricted at a time when we would like or need to do so, which could have an impact on our capacity to react to changing economic and business conditions.

Our Radio Stations May Be Adversely Affected By Competition For Advertising Revenues.

Our radio stations are in a highly competitive business. Our radio stations compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media, such as broadcast and cable television, newspapers and magazines, national and local digital services, outdoor advertising and direct mail. Audience ratings and market shares are subject to change, and any change in a particular market could have a material adverse effect on the revenue of our stations located in that market. While we already compete in some of our markets with other stations with similar programming formats, if another existing or new radio station in a market were to convert its programming format to a format similar to one of our stations or if an existing competitor were to strengthen its operations, our stations could suffer a reduction in ratings and/or advertising revenue and could incur increased promotional and other expenses. We cannot be assured that any of our stations will be able to maintain or increase their current audience ratings and advertising revenues.

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

The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies and services. These technologies and services, some of which are commercial free, include the following:

•                  personal digital audio devices (e.g., iPods, mp3 players, audio via WiFi, mobile phones and WiMAX);

•                  national and local digital services;

•                  satellite-delivered digital audio radio services;

•                  HD Radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

•                  low-power FM radio, which could result in additional FM radio broadcast outlets, including additional low-power FM radio signals authorized in December 2010 under the Local Community Radio Act.

We cannot predict the effect, if any, that competition arising from new technologies or regulatory changes may have on the radio broadcasting industry or on our financial condition and results of operations.

We Are Dependent On Federally Issued Licenses To Operate Our Radio Stations And Are Subject To Extensive Federal Regulation.

The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act of 1934. See, for example, the discussion of FCC regulations contained in Part I, Item 1, “Business,” of this Form 10-K. We are required to obtain licenses from the FCC to operate our radio stations. Licenses are normally granted for a term of eight years and are renewable. Although the vast majority of FCC radio station licenses are routinely renewed, we cannot be assured that the FCC will approve our future renewal applications or that the renewals will not include conditions or qualifications. A number of our applications to renew our station licenses have been objected to by third parties and remain pending before the FCC. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on us.

We must comply with extensive FCC regulations and policies in the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions and in certain circumstances could require us to divest some radio stations. The FCC’s rules governing our radio station operations impose costs on our operations, and changes in those rules could have an adverse effect on our business. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on us. Moreover, these FCC regulations and others may change over time, and we cannot be assured that changes would not have a material adverse effect on us. We are currently the subject of several pending investigations by the FCC, including one involving a death following a contest at one of our stations.

Congress or Federal agencies that regulate us could impose new regulations or fees on our operations that could have a material adverse effect on us.

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

We Depend On Selected Market Clusters Of Radio Stations.

For the year ended December 31, 2010, we generated approximately 50% of our net revenues in six of our 23 markets (Boston, Denver, Kansas City, Sacramento, San Francisco and Seattle). Accordingly, we may have greater exposure to adverse events or conditions in any of these markets, such as changes in the economy, shifts in population or demographics, or changes in audience tastes, which could have a material adverse effect on our financial position and results of operations.

We Have Incurred Losses Over The Past Several Years And We May Incur Future Losses.

We have reported net losses in our consolidated statement of operations over the past several years, primarily as a result of recording non-cash write-downs of our broadcasting licenses and goodwill. In 2009 and 2008, we recorded impairments to our broadcasting licenses and goodwill of $67.7 million and $835.7 million (excluding impairments recorded during the first quarter of 2008 to assets held for sale), respectively. As of December 31, 2010, our broadcasting licenses and goodwill comprise 83% of our total assets. If events occur or circumstances change that would reduce the fair value of the broadcasting licenses and goodwill below the amount reflected on the balance sheet, we may be required to recognize impairment charges, which may be material, in future periods.

The Loss Of Key Personnel Could Have A Material Adverse Effect On Our Business.

Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key executives. We believe that the loss of one or more of these individuals could have a material adverse effect on our business.

RISKS RELATED TO OUR INDEBTEDNESS

We Must Comply With The Covenants In Our Senior Secured Credit Facility, Which Restricts Our Operational Flexibility.

Our senior secured credit facility (the “Bank Facility”) as amended in March 2010 contains provisions, that under certain circumstances, limit our ability to borrow money; make acquisitions, investments or restricted payments, including dividends and the repurchase of stock; swap or sell assets; or merge or consolidate with another company.  We have pledged substantially all of our assets, including the stock or equity interests of our subsidiaries, to secure the debt under our Bank Facility.

Our Bank Facility requires us to maintain compliance with specific financial covenants. Our ability to meet these financial covenants can be affected by operating performance or other events beyond our control, and we cannot be assured that we will meet these covenants. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations as the economy recovers from the recent economic downturn. Specifically, our Bank Facility, as amended, requires us to comply with certain financial covenants which are defined terms within the agreement, including: (1) a maximum Consolidated Leverage Ratio of Consolidated Funded Indebtedness to Consolidated Operating Cash Flow that cannot exceed seven times in 2010 and which decreases quarterly in increments in 2011 to a ratio of six times; and (2) a minimum ratio of Consolidated Operating Cash Flow to Consolidated Interest Charges of two times.

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

We Have Substantial Indebtedness Which Could Have Important Consequences.

Historically, we have carried significant amounts of debt. We have outstanding indebtedness under our Bank Facility of $650.0 million (excluding a $0.7 million letter of credit) as of December 31, 2010 that could have an impact on us. For example, these obligations:

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

The undrawn amount of the Bank Facility’s revolving credit (the “Revolver”) was $284.3 million as of December 31, 2010.  The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing.  Based on our financial covenant analysis as of December 31, 2010, we would be limited to borrowings significantly less than the undrawn limit unless such borrowings were used to repay indebtedness or for transactions that increase cash flow for purposes of covenant calculation.

Under our Bank Facility, as amended, we have restrictions that under certain circumstances, limit our ability to borrow money; make acquisitions, investments or restricted payments, including dividends and the repurchase of our stock; swap or sell assets; or merge or consolidate with another company. If our Consolidated Leverage Ratio exceeds six times, then we have further restrictions on the use of the Revolver including, but not limited to, funding for dividends and share repurchases. In addition to cash flow from operations, we plan to use the Revolver to fund the amortization of the term loan (the “Term Loan”), which had $285.0 million outstanding as of December 31, 2010.

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

Because Of Our Holding Company Structure, We Depend On Our Subsidiaries For Cash Flow, And Our Access To This Cash Flow Is Restricted.

We operate as a holding company. All of our radio stations are currently owned and operated by our subsidiaries. Entercom Radio, LLC (“Radio”), our 100% owned finance subsidiary, is the borrower under our Bank Facility and was the issuer of our Senior Subordinated Notes (“Notes”).  On March 8, 2010, we redeemed at par the remaining $6.6 million of Notes that were outstanding as of December 31, 2009. All of our station-operating subsidiaries and FCC license subsidiaries are subsidiaries of Radio. Further, we guaranteed Radio’s obligations under the Bank Facility on a senior secured basis (the Notes were guaranteed on an unsecured basis and were junior to our Bank Facility). Radio’s subsidiaries are all full and unconditional guarantors jointly and severally under the Bank Facility.

As a holding company, our only source of cash to pay our obligations, including corporate overhead and other accounts payable, is distributions from our subsidiaries. We currently expect that the net earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their debt obligations. Even if our subsidiaries elect to make distributions to us, we cannot be assured that applicable state law and contractual restrictions, including the dividend covenants contained in our Bank Facility, would permit such dividends or distributions.

RISKS ASSOCIATED WITH OUR COMMON STOCK

Our Chairman Of The Board And Our President And Chief Executive Officer Effectively Control Our Company And Own A Substantial Equity Interest In Us. Their Interests May Conflict With Your Interest.

As of January 31, 2011, Joseph M. Field, our Chairman of the Board, beneficially owned 2,889,096 shares of our Class A common stock and 6,318,282 shares of our Class B common stock, representing approximately 65.5% of the total voting power of all of our outstanding common stock.  As of January 31, 2011, David J. Field, our President and Chief Executive Officer, one of our directors and the son of Joseph M. Field, beneficially owned 3,154,332 shares of our Class A common stock and 749,250 shares of our outstanding Class B common stock, representing approximately 11.0% of the total voting power of all of our outstanding common stock. Collectively, Joseph M. Field and David J. Field and other members of the Field family beneficially own all of our outstanding Class B common stock. Other members of the Field family and Trusts for their benefit also own shares of Class A common stock.

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

Our Stock Price And Trading Volume Could Be Volatile.

Our Class A common stock has been publicly traded on the New York Stock Exchange (“NYSE”) since January 29, 1999. The market price of our Class A common stock and our trading volume have been subject to fluctuations since the date of our initial public offering. The stock market has from time to time experienced price and volume fluctuations that have affected the market prices of public equities. As a result, the market price of our Class A common stock could experience volatility, regardless of our operating performance.

The volatility could also cause us not to meet the NYSE continued listing requirements, which require, among other things:  (i) a minimum closing price of our common stock; (ii) a minimum market capitalization; and (iii) a minimum stockholders’ equity and market capitalization. Delisting of our stock could reduce our liquidity and market price of our common stock.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We typically lease our studio and office space, although we do own some of our facilities. Most of our studio and office space leases contain lease terms with expiration dates of five to 15 years. A station’s studios are generally housed with its offices in downtown or business districts. We own many of our AM main transmitter/antenna sites and several of our FM main transmitter/antenna sites. For those sites that we lease, we have entered into leases with lease terms that generally range from five to 30 years.  In addition, we also entered into a transaction that covers multiple tower sites that were treated as financing method lease obligations. For further discussion, see Note 8, Financing Method Lease Obligations, in the accompanying notes to the financial statements.

The transmitter/antenna site for each station is generally located so as to provide maximum market coverage. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required. We have approximately $12.4 million in aggregate annual minimum rental commitments under real estate leases.  Many of these leases contain clauses such as defined contractual increases or cost of living adjustments.

Our principal executive offices are located at 401 City Avenue, Suite 809, Bala Cynwyd, Pennsylvania 19004, in 12,475 square feet of leased office space. The lease on these premises is due to expire on October 31, 2011.

We own substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment. The towers, antennae and other transmission equipment used by our stations are generally in good condition.  We generally consider our facilities to be suitable and of adequate size for our current and intended purposes.

ITEM 3.         LEGAL PROCEEDINGS

We currently and from time to time are involved in litigation incidental to the conduct of our business. Management anticipates that any potential liability of ours that may arise out of or with respect to these matters will not materially adversely affect our financial position, results of operations or cash flows.

In January 2010, a plaintiff acknowledged full satisfaction by our insurance carrier of a judgment against us. In connection with the satisfaction of this claim, as of December 31, 2009, we recorded an insurance claim receivable from our insurance company of $16.5 million along with a claim payable to the plaintiff of $16.5 million.

We could face increased costs in the form of fines and a greater risk that we could lose any one or more of our broadcasting licenses if the FCC concludes that programming broadcast by our stations was obscene, indecent or profane and such conduct warrants license revocation. The FCC’s authority to impose a fine for the broadcast of such material is $325,000 for a single incident, with a maximum fine of up to $3,000,000 for a continuing violation. In the past, the FCC has issued Notices of Apparent Liability and a Forfeiture Order with respect to several of our stations proposing fines for certain programming which the FCC deemed to have been indecent. These cases are the subject of pending administrative appeals. The FCC has also investigated other complaints from the public that some of our stations broadcast indecent programming.  These investigations remain pending.  For a further discussion, refer to the risk factors described in Part I, Item 1A, “Risk Factors.”

Our agreements with Broadcast Music, Inc. (“BMI”) and American Society of Composers, Authors and Publishers (“ASCAP”) each expired as of December 31, 2009. In January 2010, the Radio Music Licensing Committee, of which we are a participant, filed motions in the New York courts against BMI and ASCAP on behalf of the radio industry, seeking interim fees and a determination of fair and reasonable industry-wide license fees. The courts approved reduced interim fees for ASCAP and BMI. The final fees, as determined by the courts, may be retroactive to the beginning of the period and may be different from these interim fees.

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

	Price Range
	High	Low
Calendar Year 2010
Fourth Quarter	$11.87	$7.32
Third Quarter	$9.40	$4.98
Second Quarter	$16.00	$8.76
First Quarter	$12.25	$6.95

Calendar Year 2009
Fourth Quarter	$9.85	$5.02
Third Quarter	$5.58	$1.36
Second Quarter	$3.14	$1.09
First Quarter	$1.67	$0.83

There is no established trading market for our Class B common stock, $0.01 par value.

Holders

As of January 31, 2011, there were approximately 303 shareholders of record of our Class A common stock. This number does not include the number of shareholders whose shares are held of record by a broker or clearing agency but does include each such brokerage house or clearing agency as one record holder.  Based upon available information, we believe we have approximately 3,841 beneficial owners of our Class A common stock.  There are four shareholders of record of our Class B common stock, $0.01 par value, and no shareholders of record of our Class C common stock, $0.01 par value.

Dividends

Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Bank Facility.

Previously, we have used a portion of our capital resources to pay dividends on a quarterly basis effective beginning with the first quarter of 2006 and ending with and including the third quarter of 2008. Our Board of Directors has not declared any dividends since that time.

Pursuant to our Bank Facility, as amended in March 2010, during periods when our Consolidated Leverage Ratio exceeds six times, we are prohibited from paying dividends. See Liquidity under Item 7, Management’s Discussion And Analysis Of Financial Condition And Results Of Operations, and Note 7 in the accompanying notes to the financial statements.

Deemed Repurchases Of Our Stock

In connection with employee tax withholding obligations related to the vesting of restricted stock (unless an employee elects to pay such withholding tax in cash), we withhold enough shares to satisfy employees’ tax obligations. We are deemed to have “purchased” all such shares withheld.

The following table provides information on our repurchases during the quarter ended December 31, 2010:

(d)
			(c)	Maximum
			Total	Approximate
			Number	Dollar
			Of Shares	Value Of
	(a)		Purchased	Shares That
	Total	(b)	As Part Of	May Yet Be
	Number	Average	Publicly	Purchased
	Of	Price	Announced	Under The
	Shares	Paid Per	Plans Or	Plans Or
Period	Purchased	Share	Programs	Programs
October 1, 2010 - October 31, 2010 (1)	337	$8.24	337	$—
November 1, 2010 - November 30, 2010 (1)	—	$—	—	$—
December 1, 2010 - December 31, 2010 (1)	233	$10.30	233	$—
Total	570		570

(1) We are deemed to have purchased the shares withheld to satisfy employees’ tax obligations of 337 shares at an average price of $8.24 per share in October 2010 and 233 shares at an average price of $10.30 per share in December 2010.  These shares are included in the table above.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2010, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Equity Compensation Plan Information as of December 31, 2010

(c)
	(a)	(b)	Number Of
	Number Of	Weighted	Securities
	Shares To Be	Average	Remaining
	Issued Upon	Exercise	Available For
	Exercise of	Price of	Future Issuance
	Outstanding	Outstanding	Under Equity
	Options,	Options,	Compensation
	Warrants	Warrants	Plans (Excluding
Plan Category	and Rights	and Rights	Column (a))

Equity Compensation Plans Approved by Shareholders:
Entercom Equity Compensation Plan (1)	983,150	$3.02	1,552,821

Equity Compensation Plans Not Approved by Shareholders:
None	—	—	—

Total	983,150		1,552,821

(1)   The shares authorized under the Entercom Equity Compensation Plan (the “Plan”) increase each January 1 by 1.5 million shares (or a lesser number as may be determined by the Company’s Board of Directors).  As of December 31, 2010: (i) the maximum number of shares authorized under the Plan was 7.3 million shares (8.8 million as of January 1, 2011); and (ii) 1.6 million shares remain available for future grant under the Plan (3.1 million as of January 1, 2011).

For a description of our equity compensation plans, refer to Note 12, Share-Based Compensation, in the accompanying notes to the consolidated financial statements.

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

The following line graph compares the cumulative 5-year total return provided to shareholders on our Class A common stock relative to the cumulative total returns of: (i) the S & P 500 index; and (ii) a peer group index consisting of Cumulus Media Inc., Emmis Communications Corp., Radio One, Inc. and Beasley Broadcast Group, Inc.  During the past two years, two entities dropped out of our peer group (in 2010 Citadel Broadcasting Corp. was reorganized under Chapter 11 of the Bankruptcy Code and in 2009 Cox Radio, Inc. ceased to be a public company).  In order to offset these changes, the Company added Radio One, Inc. and Beasley Broadcast Group, Inc. to its peer group.  An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common December 31, 2010.

Cumulative Five-Year Return Index Of A $100 Investment

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Entercom Communications Corp., the S&P 500 Index

and a Peer Group

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

Entercom Communications Corp.	$100.00	$100.53	$52.39	$5.03	$28.91	$47.35
S&P 500	$100.00	$115.80	$122.16	$76.96	$97.33	$111.99
Peer Group	$100.00	$69.35	$35.23	$7.21	$21.73	$21.02

ITEM 6.   SELECTED FINANCIAL DATA

The selected financial data below as of and for the years ended December 31, 2006 through 2010 were derived from our audited consolidated financial statements. The selected financial data for the years ended December 31, 2010, 2009 and 2008 and balance sheets as of December 31, 2010 and 2009 are qualified by reference to, and should be read in conjunction with, the corresponding audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report. The selected financial data for the years ended December 31, 2007 and 2006 and the balance sheets as of December 31, 2008, 2007 and 2006 are derived from financial statements not included herein. Our financial results are not comparable from year to year due to our acquisitions and dispositions of radio stations. We acquired several radio stations in 2008 and 2007 (none in 2010, none in 2009 and one in 2006).  Also, in years 2009, 2008 and 2007, we incurred impairment losses of $67.7 million, $835.7 million and $84.0 million, respectively, in connection with our review of goodwill and broadcasting licenses.  See to Note 4, Intangible Assets And Goodwill, in the accompanying notes to the financial statements for further discussion of the contributing factors to the impairment loss.

SELECTED FINANCIAL DATA

(amounts in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008	2007	2006

Operating Data:
Net revenues	$391,447	$372,432	$438,822	$468,351	$439,629
Operating (income) expenses:
Station operating expenses, including non-cash compensation expense	258,896	254,042	276,187	283,541	259,630
Depreciation and amortization	12,660	16,600	20,442	16,631	15,812
Corporate G & A expenses, including non-cash compensation expense	21,954	22,875	26,917	28,888	33,794
Impairment loss	—	67,676	835,716	84,037	—
Net time brokerage agreement fees (income)	—	(2)	(233)	14,001	2,766
Net (gain) loss on sale of assets	228	420	(9,899)	(647)	1,280
Total operating expenses	293,738	361,611	1,149,130	426,451	313,282
Operating income (loss)	97,709	10,821	(710,308)	41,900	126,347
Other (income) expense:
Interest expense, including amortization of deferred financing costs	30,510	31,229	45,040	51,183	44,173
Interest income and dividend income from investments	(19)	(58)	(323)	(740)	(823)
Other income	(49)	(380)	(3,339)	(895)	—
(Gain) loss on early extinguishment of debt	62	(20,805)	(6,949)	458	—
Net (gain) loss on investments	174	966	469	(245)	—
Net gain on derivative instruments	—	—	(34)	(162)	(446)
Total other expense	30,678	10,952	34,864	49,599	42,904
Income (loss) from continuing operations before income taxes (benefit)	67,031	(131)	(745,172)	(7,699)	83,443
Income taxes (benefit)	20,595	(5,529)	(232,600)	695	35,596
Income (loss) from continuing operations	46,436	5,398	(512,572)	(8,394)	47,847
Income (loss) from discontinued operations, net of taxes (benefit)	—	—	(4,079)	37	134
Net income (loss)	$46,436	$5,398	$(516,651)	$(8,357)	$47,981

SELECTED FINANCIAL DATA

(amounts in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008	2007	2006
Operating Data (continued):
Net Income (Loss) Per Common Share - Basic:
Income (loss) from continuing operations	$1.30	$0.15	$(13.94)	$(0.22)	$1.20
Loss from discontinued operations, net of tax benefit	—	—	(0.11)	—	—
Net income (loss) per common share - basic	$1.30	$0.15	$(14.05)	$(0.22)	$1.20

Net Income (Loss) Per Common Share - Diluted:
Income (loss) from continuing operations	$1.23	$0.15	$(13.94)	$(0.22)	$1.19
Loss from discontinued operations, net of tax benefit	—	—	(0.11)	—	—
Net income (loss) per common share - diluted	$1.23	$0.15	$(14.05)	$(0.22)	$1.19

Weighted average shares - basic	35,712	35,321	36,782	38,230	39,973
Weighted average shares - diluted	37,679	36,403	36,782	38,230	40,205

Cash Flows Data:
Cash flows related to:
Operating activities	$90,410	$73,902	$130,617	$93,492	$101,583
Investing activities	(4,262)	(2,062)	31,944	(273,876)	(45,146)
Financing activities	(93,131)	(65,373)	(169,222)	180,534	(61,713)

Other Data:
Dividends declared and paid per Class A and Class B common share	$—	$—	$0.58	$1.52	$1.52

	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	$3,768	$10,751	$4,284	$10,945	$10,795
Intangibles and other assets	756,583	754,506	825,404	1,452,598	1,524,018
Investment in deconsolidated subsidiaries and assets held for sale	—	—	—	250,936	—
Total assets	901,025	935,186	996,734	1,919,352	1,733,258
Senior debt, including current portion	650,148	729,173	750,197	823,718	526,239
Senior subordinated notes and other	12,610	19,189	83,500	150,000	150,000
Deferred tax liabilities and other long-term liabilities	42,378	30,065	30,489	249,499	237,621
Total shareholders’ equity	170,667	113,952	100,257	660,767	777,092

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the five largest radio broadcasting companies in the United States, with a nationwide portfolio in excess of 100 stations in 23 markets, including San Francisco, Boston, Seattle, Denver, Portland, Sacramento and Kansas City.

A radio broadcasting company derives its revenues primarily from the sale of broadcasting time to local and national advertisers. Net revenues are gross revenues less advertising agency commissions. The revenues are determined by the advertising rates charged and the number of advertisements broadcast. We maximize our revenues by managing the inventory of advertising spots available for broadcast, which can vary throughout the day but is consistent over time. Advertising rates are primarily based on four factors:

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

In 2010, we generated 71% of our net revenues from local advertising, which is sold primarily by each individual local radio station’s sales staff, and 25% from national advertising, which is sold by an independent advertising sales representative. Local and national revenues include advertising on our stations, websites, the sale of advertising during audio streaming of our radio stations over the Internet, promotional activities and e-commerce. We generated the balance of our 2010 revenues principally from network compensation.

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

You should read the following discussion and analysis of our financial condition and results in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the year ended December 31, 2010 as compared to the year ended December 31, 2009 and a discussion of the year ended December 31, 2009 as compared to the year ended December 31, 2008.  Our results of operations for the relevant periods represent the operations of the radio stations: (1) owned and operated by us; or (2) operated by us pursuant to time brokerage agreements (“TBAs”); and exclude those owned by us but operated by others pursuant to TBAs.

Under the heading “Same Station Considerations,” we evaluate net revenues, station operating expenses and operating income by comparing the performance of stations owned or operated by us throughout a relevant year to the performance of those same stations in the prior year whether or not owned or operated by us. In addition, another party commenced operation of a number of our tower sites as part of our plan to exit the operation of certain non-strategic tower sites, which also impacted same station considerations when comparing the years 2010 with 2009 and 2009 with 2008. We use these comparisons to assess the effect of acquisitions and dispositions on our operations throughout the periods measured.

Results Of Operations

Year ended December 31, 2010 compared to the year ended December 31, 2009

The following significant factors affected our results of operations for the year ended December 31, 2010 as compared to the prior year:

Financing

•      During March 2010, we amended our Bank Facility that increased our interest expense due to an increase in the amortization of deferred financing expense of $5.2 million and an increase in the on-going fees we pay under our Bank Facility.

•      During March 2010, we repurchased the remaining $6.6 million of our then outstanding Notes at par and recognized a net loss on extinguishment of debt of $0.1 million due to the write-off of deferred financing expenses.

•      During the year ended December 31, 2009, we repurchased $76.9 million of our Notes and recognized a net gain on extinguishment of debt of $20.8 million.

•      During the fourth quarter of 2009, another party commenced operating certain of our tower facilities and we received $12.6 million in cash that was reflected as financing method lease obligations due to our ability to participate in future profits from these towers.

Dispositions

•      During 2009, another party commenced operation of certain tower sites as part of our plan to exit the operation of non-strategic tower sites, which decreased net revenues (tower rental income) and station operating expenses for same station considerations, but had a marginal impact on our reported results of operations.

Other

•      During the year ended 2009, we recorded an impairment loss of $67.7 million in connection with our review of goodwill and broadcasting licenses. See Note 4 in the accompanying notes to the financial statements for further discussion of the contributing factors to the impairment loss.

•      The income tax benefit in 2009 was favorably impacted by the passage of federal tax legislation during the fourth quarter of 2009 that allowed us to carryback our 2008 net operating loss for five years rather than for two years. As a result, we reversed the federal portion of our valuation allowance for deferred tax assets associated with a net operating loss carryforward and recovered $6.8 million in 2010.

Same Station Considerations:

During the fourth quarter of 2009, another party commenced the operation of certain of our tower sites. For purposes of reporting same station information, the operation of these tower sites was eliminated from our reported results for the year ended December 31, 2009.

For the year ended December 31, 2009:

•      Net revenues would have been lower by $1.0 million if we had adjusted net revenues for the transfer of tower operations to a third party as of the beginning of the period.

•      Station operating expenses would have been lower by $0.2 million if we had adjusted station operating expenses for the transfer of tower operations to a third party as of the beginning of the period.

•      Operating income would have been lower by $0.8 million if we had adjusted operating income for the transfer of tower operations to a third party as of the beginning of the period.

Net Revenues

	Years Ended
	December 31, 2010	December 31, 2009
	(dollars in millions)
Net Revenues	$391.4	$372.4
Amount of Change	$19.0
Percentage Change	5.1%

Based upon our improved results for the current period as well as other indicators, we expect revenues to continue to grow into 2011.  Poor economic conditions in 2009 led to lower demand for radio advertising.  In 2010, our revenues were favorably impacted by the strengthening of the economy and improving business conditions for both the industry and us.

Net revenues in the current period increased in the majority of our markets.  Our net revenues increased the most for those radio stations located in our Denver, New Orleans, Rochester and San Francisco markets.

Station Operating Expenses

	Years Ended
	December 31, 2010	December 31, 2009
	(dollars in millions)
Station Operating Expenses	$258.9	$254.0
Amount of Change	$4.9
Percentage Change	1.9%

The increase in station operating expenses was primarily due to an increase in net revenues as described above as certain variable expenses increase with a corresponding increase in net revenues.

Depreciation And Amortization Expense

	Years Ended
	December 31, 2010	December 31, 2009
	(dollars in millions)
Depreciation And Amortization Expense	$12.7	$16.6
Amount of Change	$(3.9)
Percentage Change	(23.5)%

Depreciation and amortization expense decreased in 2010 primarily due to the decrease over the past several years in: (i) capital expenditures; (ii) deferred charges and other assets; and (iii) acquisitions.

Corporate General And Administrative Expenses

	Years Ended
	December 31, 2010	December 31, 2009
	(dollars in millions)
Corporate General And Administrative Expenses	$22.0	$22.9
Amount of Change	$(0.9)
Percentage Change	(3.9)%

Corporate general and administrative expenses decreased primarily due to the decrease in non-cash compensation expense, as: (1) the equity compensation awards that were granted in 2010 were granted late in the year with minimal expense impact; and (2) certain previously granted awards did not affect 2010 as they were fully amortized in 2009.

Operating Income

	Years Ended
	December 31, 2010	December 31, 2009
	(dollars in millions)
Operating Income	$97.7	$10.8
Amount of Change	$86.9
Percentage Change	804.6%

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

Interest Expense

	Years Ended
	December 31, 2010	December 31, 2009
	(dollars in millions)
Interest Expense	$30.5	$31.2
Amount of Change	$(0.7)
Percentage Change	(2.2)%

The decrease in interest expense was primarily due to: (1) a decline in outstanding debt; (2) the repurchase of our Notes, which had a higher interest rate than the funds borrowed to repurchase such Notes; and (3) a reduction in January 2010 of $75.0 million in notional value of an existing 3.03% fixed interest rate swap agreement. Interest rates on outstanding debt remained relatively flat during the year ended December 31, 2010 as compared to the year ended December 31, 2009.

The decrease in interest expense was offset by: (1) an increase in the amortization of deferred financing expense of $2.4 million, primarily from the amortization of the bank fees associated with the March 2010 amendment to our Bank Facility; and (2) an increase in our Bank Facility fees that correlates to an increase in our Leverage Ratio during most of the third quarter of 2010 and into the fourth quarter of 2010.

Interest expense in 2011 could be favorably impacted by: (1) the expected reduction in outstanding debt in 2011; and (2) the expiration in 2011 of three existing fixed rate interest hedging transactions in the aggregate notional value of $375.0 million. This favorable impact could be offset by an increase in interest rates and fees associated with the Amendment to our Bank Facility in the first quarter of 2010.

Income (Loss) From Continuing Operations Before Income Taxes (Benefit)

	Years Ended
	December 31, 2010	December 31, 2009
	(dollars in millions)
Income (Loss) From Continuing Operations Before Income Taxes (Benefit)	$67.0	$(0.1)
Amount of Change	$67.1
Percentage Change	NMF

The increase was primarily attributable to an increase in operating income for the reasons as described above under Operating Income, which was partially offset by a $20.9 million decrease in the gain on the retirement of our Senior Subordinated Notes as we repurchased our Notes at a discount in 2009.

Income Taxes (Benefit)

	Years Ended
	December 31, 2010	December 31, 2009
	(dollars in millions)
Income Taxes (Benefit)	$20.6	$(5.5)
Amount of Change	$26.1
Percentage Change	474.5%

Income tax expense for 2010 was primarily due to the recording of net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. These deferred tax liabilities cannot be used to offset deferred tax assets.  Our income tax expense for the current period was offset by the reduction in liabilities from uncertain tax positions associated with the finalization of an audit by the Internal Revenue Service.

As a result of cumulative losses incurred by the Company since 2006, a deferred tax asset valuation allowance was established due to the uncertainty that the deferred tax assets would be realized in future years (after excluding deferred tax liabilities associated with non-amortizable assets).  We have reported cumulative income since 2009. If we were to continue to report cumulative income in 2011, we expect that it is reasonably possible that the valuation allowance would significantly decrease in 2011.

The income tax benefit in 2009 was favorably impacted by the passage of tax legislation during the fourth quarter of 2009 that allowed us to carryback our 2008 net operating loss for five years rather than for two years. As a result, in 2009 we reversed in excess of $7.0 million of our valuation allowance for the federal portion of our deferred tax assets.

The Company’s income tax rate for the year ended December 31, 2010 was 30.7% and for the year ended December 31, 2009 was not a meaningful number. The tax rates for the years ended December 31, 2010 and 2009 were impacted by a decrease in the valuation allowance of $4.7 million and $6.7 million, respectively.

We estimate that our annual tax rate for 2011, which may fluctuate from quarter to quarter, will be in the low 40% range (excluding the impact of a valuation allowance or liabilities associated with non-amortizable assets). We anticipate that our rate in 2011 could be affected primarily by: (1) changes in the level of income in any of our taxing jurisdictions; (2) adding facilities in states that on average have different income tax rates from states in which we currently operate and the resulting effect on previously reported temporary differences between the tax and financial reporting bases of our assets and liabilities; (3) the effect of recording changes in our liabilities for uncertain tax positions; (4) taxes in certain states that are dependent on factors other than taxable income; and (5) the limitations on the deduction of cash and certain non-cash compensation expense for certain key employees.  Our annual effective tax rate may also be materially impacted by: (i) regulatory changes in certain states in which we operate; (ii) changes in the expected outcome of tax audits; (iii) changes in the estimate of expenses that are not deductible for tax purposes; and (iv) changes in the deferred tax valuation allowance.

Deferred tax liabilities primarily relate to differences between book and tax bases of certain of our indefinite-lived intangibles (broadcasting licenses and goodwill). Under accounting guidance, we do not amortize our indefinite-lived intangibles for financial statement purposes, but instead test them annually for impairment. The amortization of our indefinite-lived assets for tax purposes but not for book purposes creates deferred tax liabilities.  A reversal of deferred tax liabilities may occur when indefinite-lived intangibles: (1) become impaired; or (2) are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire company in a taxable transaction.  Due to the amortization for tax purposes and not book purposes of our indefinite-lived intangible assets, we expect to continue to generate deferred tax liabilities in future periods (without consideration for any impairment loss in future periods).

Net Income

	Years Ended
	December 31, 2010	December 31, 2009
	(dollars in millions)
Net Income	$46.4	$5.4
Amount of Change	$41.0
Percentage Change	759.3%

The net change was primarily attributable to the reasons described above under Income (Loss) From Continuing Operations Before Income Taxes (Benefit) and under Income Taxes (Benefit).

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

•      During the fourth quarter of 2009, another party commenced operating certain of our tower facilities and we received $12.6 million in cash that was reflected as financing method lease obligations due to our ability to participate in future profits from these towers.

Acquisition

•      On March 14, 2008, we acquired through an exchange agreement three radio stations in San Francisco, California, that in 2008 increased our depreciation and amortization expense as we acquired certain intangible assets with lives of a short duration.

Dispositions

•      During 2009, another party commenced operation of certain tower sites as part of our plan to exit the operation of non-strategic tower sites, which decreased net revenues (tower rental income) and station operating expenses for same station considerations, but had a marginal impact on our reported results of operations.

•      On July 14, 2008, we sold three of our eight Rochester, New York, radio stations for net cash proceeds of $12.2 million, which the buyer began operating on May 1, 2008 under a TBA. The results for these stations were reflected in discontinued operations.

•      On March 14, 2008, we sold, through an exchange agreement, three of our seven Seattle, Washington, radio stations that in 2008 resulted in a $10.0 million gain on sale of assets.

•      On January 15, 2008, we sold an Austin, Texas, radio station for $20.0 million in cash.

Other

•      The income tax benefit in 2009 was favorably impacted by the passage of federal tax legislation during the fourth quarter of 2009 that allowed us to carryback our 2008 net operating loss for five years rather than for two years. As a result, in 2009 we reversed the federal portion of our valuation allowance for deferred tax assets associated with a net operating loss carryforward and recovered $6.8 million in 2010.

•      During the years ended 2009 and 2008, we recorded an impairment loss of $67.7 million and $835.7 million, respectively, in connection with our review of goodwill and broadcasting licenses. See Note 4 in the accompanying notes to the financial statements for further discussion of the contributing factors to the impairment loss.

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

Same Station Considerations:

During the fourth quarter of 2009, another party commenced the operation of certain of our tower sites. For purposes of reporting same station information, the operation of these tower sites was eliminated from our reported results for the year ended December 31, 2009.

For the year ended December 31, 2009:

•      Net revenues would have been lower by $1.0 million if we had adjusted net revenues for the transfer of tower operations to a third party as of the beginning of the period.

•      Station operating expenses would have been lower by $0.2 million if we had adjusted station operating expenses for the transfer of tower operations to a third party as of the beginning of the period.

•      Operating income would have been lower by $0.8 million if we had adjusted operating income for the transfer of tower operations to a third party as of the beginning of the period.

For the year ended December 31, 2008:

•      Net revenues would have been lower by $0.9 million if we had adjusted net revenues for the transfer of tower operations to a third party as of the beginning of the period.

•      Station operating expenses would have been lower by $0.2 million if we had adjusted station operating expenses for the transfer of tower operations to a third party as of the beginning of the period.

•      Operating income would have been lower by $0.7 million if we had adjusted operating income for the transfer of tower operations to a third party as of the beginning of the period.

Net Revenues

	Years Ended
	December 31, 2009	December 31, 2008
	(dollars in millions)
Net Revenues	$372.4	$438.8
Amount of Change	$(66.4)
Percentage Change	(15.1)%

The economic downturn reduced demand for advertising in general, including advertising on our radio stations during 2009.  Net revenues declined in most of the markets where we operate stations.  Those markets that were impacted the most by the decline in radio station net revenue dollars were the Boston, Seattle, Sacramento, San Francisco and Portland markets.

Economic conditions sequentially improved throughout 2009 primarily due to the strengthening of advertiser demand.

Station Operating Expenses

	Years Ended
	December 31, 2009	December 31, 2008
	(dollars in millions)
Station Operating Expenses	$254.0	$276.2
Amount of Change	$(22.2)
Percentage Change	(8.0)%

The decrease in station operating expenses was primarily due to: (1) a decrease in net revenues as described under Net Revenues as certain variable expenses decrease with a corresponding decrease in net revenues; and (2) cost reduction initiatives that commenced during the fourth quarter of 2008, including but not limited to reductions in workforce, the elimination of the 401(k) employer matching contribution and other cost reduction actions.  Most of the cost-cutting measures were fully realized in early 2009.

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

The increase in operating income was primarily due to a decrease in impairment loss of $768.0 million in connection with our review of broadcasting licenses and goodwill in 2009 as compared to 2008. The increase was partially offset by: (1) a decrease in net revenues for the reasons described above under Net Revenues, net of a decrease in station operating expenses for the reasons described under Station Operating Expenses; and (2) a decrease in net gain on sale or disposal of assets of $10.0 million as a result of the sale in 2008 of three of our Seattle stations.

Interest Expense

	Years Ended
	December 31, 2009	December 31, 2008
	(dollars in millions)
Interest Expense	$31.2	$45.0
Amount of Change	$(13.8)
Percentage Change	(30.7)%

The decrease in interest expense was primarily due to: (1) a decrease in interest rates on outstanding debt in 2009 as compared to 2008; (2) a decline in outstanding debt; and (3) the repurchase of our Notes, which have a higher interest rate than the interest rate on the borrowings under our Bank Facility used to repurchase our Notes.

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

The income tax benefit in 2009 was favorably impacted by the passage of tax legislation during the fourth quarter of 2009 that allowed us to carryback our 2008 net operating loss for five years rather than for two years. As a result, in 2009 we reversed in excess of $7.0 million of our valuation allowance for the federal portion of our deferred tax assets.

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

Net Income (Loss)

	Years Ended
	December 31, 2009	December 31, 2008
	(dollars in millions)
Net Income (Loss)	$5.4	$(516.7)
Amount of Change	$522.1
Percentage Change	101.0%

The net change was primarily attributable to the reasons described above under Income (Loss) From Continuing Operations Before Income Tax Benefit and under Income Tax Benefit.

Future Impairments

We may determine that it will be necessary to take impairment charges in future periods for various reasons. Our annual impairment test of our broadcasting licenses and goodwill was performed in the second quarter of 2010.  We may be required to retest prior to our next annual evaluation, which could result in a material impairment.  As of December 31, 2010, no interim impairment test was required during 2010 for our broadcasting licenses and goodwill.

Liquidity And Capital Resources

Liquidity

We have used a significant portion of our capital resources to: (i) reduce the indebtedness under our Bank Facility; (ii) repurchase our Notes; (iii) repurchase shares of our Class A common stock; and (iv) pay dividends to our shareholders. Generally, our cash requirements are funded from one or a combination of the following sources: (1) internally generated cash flow; (2) borrowings under our credit agreement; and (3) sales of assets.

Historically, we have carried significant amounts of debt. As of December 31, 2010, we had $650.0 million outstanding under our Bank Facility. In addition, we have outstanding financing method lease obligations of $12.6 million and $0.7 million in a letter of credit. During the year ended December 31, 2010, we decreased our outstanding debt by $85.6 million and, during the year ended 2009, we decreased our outstanding debt by $85.3 million (which included a discount of $21.6 million on the repurchase of our Notes). As of December 31, 2010, we had $3.8 million in cash and cash equivalents.

The Term Loan reduces in quarterly amounts, which payments started at $15 million, are currently at $25 million and ultimately increase to $60 million. We plan to fund the amortization of the Term Loan with cash flow from operations and our available Revolver capacity.

Our Credit Agreement

Our Bank Facility, with a syndicate of more than 50 lenders as of December 31, 2010, is comprised of: (i) a Revolver of $650 million, of which $365 million is drawn and outstanding as of December 31, 2010; and (ii) a Term Loan of $400 million, of which $285 million is outstanding as of December 31, 2010.  The Revolver provides us with funds for working capital and general corporate purposes including capital expenditures, and, except as limited under the Amendment, any one or more of the following: repurchases of Class A common stock, investments, dividends and acquisitions. The Bank Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of our wholly owned subsidiaries. In addition, the Bank Facility, as amended, is secured by a lien on all of our assets, other than our real property.

The undrawn amount of the Revolver was $284.3 million as of December 31, 2010. The amount available under the Revolver is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of December 31, 2010, we would be limited to borrowings significantly less than the undrawn limit unless such borrowings were used to repay indebtedness or for transactions that increase cash flow for purposes of covenant calculation.

On March 11, 2010, we amended our Bank Facility (the “Amendment”). In connection with the Amendment, certain key terms, as defined within the Bank Facility, were revised as follows:

•                  The Consolidated Leverage Ratio could not exceed seven times in 2010 and decreases quarterly to a ratio of six times as of December 31, 2011;

•                  Depending on the Consolidated Leverage Ratio (Consolidated Funded Indebtedness to Consolidated Operating Cash Flow), we may elect an interest rate equal to: (1) the Eurodollar Rate plus fees that can range from 0.5% to 2.5%; or (2) the Base Rate plus fees that can range from 0.0% to 1.5%, where the Base Rate is the highest of: (a) the Federal Funds Rate plus 0.5%; (b) the Eurodollar Rate plus 1.0%; and (c) the Prime Rate; and

•                  During periods when the Consolidated Leverage Ratio exceeds six times (defined in the Bank Facility as a “Restricted Period”), we are: (a) restricted in our ability to take certain actions including, but not limited to, the payment of dividends and the repurchase of our stock; and (b) subject to additional limitations on acquisitions and investments.

The Bank Facility requires us to comply with certain financial covenants which are defined terms within the agreement, including: (1) a maximum Consolidated Leverage Ratio that decreases quarterly in 2011 from a ratio of 6.75 times as of March 31, 2011 to a ratio that will not exceed six times as of December 31, 2011 and thereafter (prior to the Amendment, the Consolidated Leverage Ratio could not exceed six times); and (2) a minimum ratio of Consolidated Operating Cash Flow to Consolidated Interest Charges of two times.  Management believes we are in compliance with all financial covenants and all other terms of the Bank Facility as of December 31, 2010.

As of December 31, 2010, our Consolidated Leverage Ratio was 5.6 times and our Consolidated Interest Coverage Ratio was 4.4 times.

The following table presents the computations (in thousands, other than the ratios) of our Consolidated Leverage Ratio and Consolidated Interest Coverage Ratio as defined under our Bank Facility as of December 31, 2010:

Consolidated Leverage Ratio Computations:

Numerator: Consolidated Funded Indebtedness
Senior debt outstanding	$650,148
Letter of credit outstanding	670
Total debt outstanding	650,818
Less cash available in excess of $3 million, not to exceed $10 million	(768)
Consolidated Funded Indebtedness	$650,050

Denominator: Consolidated Operating Cash Flow
Net income	$46,436
Income taxes	20,595
Depreciation and amortization	12,660
Interest expense	30,510
Non-cash compensation expense	5,528
Deferred non-cash charges	376
Investment loss	174
Legal fees in connection with amendment	48
Pro forma effect of tower transaction as if the towers were sold as of the beginning of the period	(708)
Consolidated Operating Cash Flow	$115,619
Consolidated Leverage Ratio	5.6

Consolidated Interest Coverage Ratio Computations:

Numerator: Consolidated Operating Cash Flow	$115,619

Denominator: Consolidated Interest Charges
Interest expense	$30,510
Less: interest income and certain deferred financing expense	(3,931)
Consolidated Interest Charges	$26,579

Consolidated Interest Coverage Ratio	4.4

Our ability to maintain compliance with our covenants is highly dependent on our results of operations as the economy continues to recover from the recent economic downturn and, to the extent necessary, on our ability to implement remedial measures such as further reductions in operating costs.  If we were to enter into an agreement with our lenders for covenant compliance relief, such relief could result in higher interest expense.

We believe that over the next 12 months we can continue to maintain our compliance with these covenants. We believe that cash on hand and cash from operating activities, together with available borrowings under the Revolver, will be sufficient to permit us to meet our liquidity requirements over the next 12 months, including our debt repayments.  Our operating cash flow remains positive, and we believe that it is adequate to fund our operating needs.  As a result, we have not been required to rely upon, and we do not anticipate being required to rely upon, the Revolver to fund our operations. We plan to continue to use the Revolver and cash flow from operations to fund the amortization of the Term Loan.

Failure to comply with our financial covenants or other terms of our Bank Facility and the failure to negotiate and obtain any required relief from our lenders could result in the acceleration of the maturity of all outstanding debt.  Under these circumstances, the acceleration of our debt could have a material adverse effect on our business.  Notwithstanding the foregoing, we may seek from time to time to amend our existing Bank Facility or obtain other funding or additional financing, which may result in higher interest rates.  Amending our Bank Facility or obtaining other funding or additional financing prior to the expiration of the current agreement will be essential since the Revolver balance outstanding will be due in full upon the expiration of the Bank Facility on June 30, 2012.

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

While economic conditions in 2010 as compared to 2009 have improved, resulting in increased advertiser demand, the economy continues to be weak and plagued by high unemployment. Net revenues for the industry and us grew in the mid single digits in 2010 as compared to the prior year.  We anticipate that revenue trends will be positive in 2011 as the economy and the advertising environment continue their rebound.

Operating Activities

Net cash flows provided by operating activities were $90.4 million and $73.9 million for the years ended December 31, 2010 and 2009, respectively. The increase was mainly attributable to: (1) an increase in net revenues, net of station operating expenses; and (2) a recovery in 2010 of refundable income taxes. This increase was offset by an increase in accounts receivable due to the increase in net revenues.

Net cash flows provided by operating activities were $73.9 million and $130.6 million for the years ended December 31, 2009 and 2008, respectively. The decrease was mainly attributable to: (1) a decrease in 2009 of $44.2 million in net revenues, net of station operating expenses; and (2) a decrease in 2009 of $21.4 million in prepaid and refundable taxes.  Associated with the decrease in prepaid and refundable taxes, we received state and federal tax refunds of $14.6 million in 2008 and $6.8 million in 2010.

Investing Activities

For the years ended December 31, 2010 and 2009, net cash flows used in investing activities of $4.3 and $2.1 million, respectively, primarily reflect additions to property and equipment of $2.7 million and $2.5 million, respectively.

For the year ended December 31, 2008, net cash flows provided by investing activities of $31.9 million primarily reflect $20.0 million in net cash proceeds from the sale of a station in Austin, Texas, and $12.2 million in net cash proceeds from the sale of three stations in Rochester, New York, offset by cash used in investing activities for additions to property and equipment of $8.6 million.

Financing Activities

For the years ended December 31, 2010, 2009 and 2008, net cash flows used in financing activities were $93.1 million, $65.4 million and $169.2 million, respectively.

For the year ended December 31, 2010, the cash flows used in financing activities primarily reflect the net repayment of debt of $85.6 million, including the $6.6 million repurchase at par of our Notes and, for the year ended December 31, 2009, the cash flows used in financing activities primarily reflect the repurchase of our Notes (after a discount of $21.6 million).

For the year ended December 31, 2008, the cash flows used in financing activities primarily reflect the net repayment of debt (including the repurchase of our Notes) of $132.2 million, the payment of dividends of $21.6 million and the repurchase of our common stock of $13.9 million.

Income Taxes

During the years ended December 31, 2010, 2009 and 2008, we paid a nominal amount in income taxes as we have benefited from the tax deductions available on acquired assets, which are primarily intangible assets such as broadcasting licenses and goodwill. We anticipate that it will not be necessary to make any additional quarterly estimated federal, and most state, income tax payments for 2011, based upon projected quarterly taxable income and our ability to utilize federal net operating loss carryforwards beginning with 2009 and certain state net operating loss carryforwards beginning with 2006.

Income Tax Refunds

As a result of federal tax legislation during the fourth quarter of 2009 that allowed us to carryback our 2008 net operating loss for five years rather than for two years, we received $6.8 million in federal income tax refunds in 2010 for income taxes we previously paid.

In 2008, we received $14.6 million in income tax refunds that was primarily comprised of: (1) $8.4 million in previously paid federal income taxes as a result of a 2007 net operating loss carryback; and (2) $6.2 million in refunds related to federal and state estimated tax prepayments.

Dividends

Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Bank Facility.

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

Share Repurchase Programs

Depending on market conditions and other factors, new share repurchase programs could be commenced or suspended at any time or from time to time without prior notice.  Our most recent share repurchase program expired on June 30, 2009.

2009 Option Exchange Program

In February 2009, our Board of Directors approved an amendment to the Entercom Equity Compensation Plan to permit a one-time Option Exchange Program (the “2009 OEP”), which amendment was approved at the May 2009 shareholders’ meeting. On April 13, 2009, we commenced the 2009 OEP (subject to shareholder approval) by making an exchange offer to our eligible employees and non-employee directors. We offered such persons the opportunity to make an election to exchange all of their outstanding stock options with exercise prices equal to or greater than $11.80 per share for a lesser number of restricted stock units (“RSUs”). The exchange ratio under the 2009 OEP was as follows:

Option	Exchange Ratio
Strike Price	(Options For RSUs)
At least $11.80, but less than $30.00	2.25 for 1
$30.00 or more	4.5 for 1

On May 15, 2009, following the May 14, 2009 expiration of the 2009 OEP exchange offer, we granted 0.7 million restricted stock units in exchange for 2.1 million options. As a result of the 2009 OEP, the number of restricted stock units that can be issued under the Plan was effectively increased by 0.7 million as all restricted stock units granted did not count against the restricted stock sublimit.  In addition, the number of awards that can be issued under the Plan was effectively reduced by 2.1 million as all options that were exchanged will not be available for re-grant under the Plan.

Senior Subordinated Note Repurchases

On March 8, 2010, we redeemed at par all of the remaining $6.6 million Notes outstanding.

On March 5, 2002, we issued $150.0 million of Notes due March 1, 2014. As of December 31, 2009, we had outstanding $6.6 million, as we repurchased and retired, during the years 2010 and 2009, $6.6 million and $76.9 million of the Notes, respectively.

Interest on the Notes, which were in denominations of $1,000 each, accrued at the rate of 7.625% per annum and was payable semiannually in arrears on March 1 and September 1.  Effective March 1, 2010, the Notes were callable at a redemption price of 100.0% of their principal amount plus accrued interest. The Notes were unsecured and ranked junior to our senior indebtedness. Our Notes also required us to comply with certain covenants that limited, among other things, our ability to incur indebtedness and to make certain payments.

Capital Expenditures

Capital expenditures for the years ended December 31, 2010, 2009 and 2008 were $2.7 million, $2.5 million and $8.6 million, respectively. We anticipate that capital expenditures in 2011 will be between $4.0 million and $4.5 million.

Credit Rating Agencies

Effective beginning in 2009, we elected to discontinue our subscription to such ratings services. On a continuing basis, credit rating agencies such as Moody’s Investor Services and Standard and Poor’s may evaluate our debt in order to assign a credit rating. Any future significant downgrade in our credit rating could adversely impact our future liquidity by limiting or eliminating our ability to obtain debt financing.

Contractual Obligations

The following table reflects a summary of our contractual obligations as of December 31, 2010:

	Payments Due By Period
					More Than
		Less Than	1 To 3	3 To 5	5
Contractual Obligations:	Total	1 Year	Years	Years	Years
	(amounts in thousands)

Long-term debt obligations (1)	$669,573	$179,902	$489,596	$39	$36
Operating lease obligations	80,764	12,408	22,473	17,266	28,617
Financing method lease obligations (2)	36,198	725	14,127	1,607	19,739
Purchase obligations (3)	232,300	75,326	97,285	41,689	18,000
Other long-term liabilities (4)	42,378	104	4,789	1,328	36,157
Total	$1,061,213	$268,465	$628,270	$61,929	$102,549

(1)	(a)

Our Bank Facility had outstanding debt in the amount of $650.0 million as of December 31, 2010. The maturity under our Bank Facility could be accelerated if we do not maintain compliance with certain covenants.

	(b)	The above table includes projected interest expense under the remaining term of our Bank Facility.

(2)

Financing lease obligations outstanding include principal and interest expense. When our continuing involvement in this transaction ceases in the year 2013, we expect we will discontinue finance accounting and instead treat our obligations under the accounting guidance for capital and operating leases.

Also, we will recognize additional obligations included in the above table that cover lease payments for the period subsequent to the 42-month period of continuing involvement. The term for each of the leases ranges from 20 to 30 years, which covers the period of continuing involvement and the period subsequent to continuing involvement. For further discussion, see Note 8, Financing Method Lease Obligations, in the accompanying notes to the financial statements.

(3)	(a)

We have purchase obligations of $221.2 million including contracts primarily for on-air personalities, sports programming rights, ratings services, music licensing fees, equipment maintenance and certain other operating contracts.

(b)

In addition to the above, we have $11.1 million in liabilities related to: (i) a pending transaction to acquire the assets of a radio station in San Jose, California, for $9.0 million in cash; (ii) construction obligations of $1.4 million; and (iii) our obligation to provide a $0.7 million letter of credit.

(4)

Included within total other long-term liabilities of $42.4 million are deferred income tax liabilities of $23.1 million that are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax liabilities may vary according to changes in tax laws, tax rates and our operating results. It is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities, together with liabilities for uncertain tax positions, are reflected in the above table in the column labeled as “More Than 5 Years.” See Note 14, Income Taxes, in the accompanying notes to the consolidated financial statements for a discussion of deferred tax liabilities, including liabilities for unrecognized tax positions.

Off-Balance Sheet Arrangements

We utilize letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under our credit facility. We had an outstanding letter of credit of $0.7 million as of December 31, 2010.

In the normal course of business, many of our radio stations enter into operating leases for the rental of real property that facilitates the transmission and broadcast of our radio broadcast signal.

We enter into interest rate contracts (collars and swaps) to hedge a portion of our variable rate debt. See Note 9 in the accompanying notes to the consolidated financial statements for a detailed discussion of our derivative instruments.

We have, from time to time, divested certain of our radio stations and assets. In connection with these divestitures, we often provide representations, warranties and/or indemnities to cover various risks and unknown liabilities, such as environmental liabilities. We cannot estimate the potential liability from such representations, warranties and indemnities because they relate to unknown conditions.

We indemnify our directors and certain employees as permitted by law, and have entered into indemnification agreements with our directors and executive officers. We have not recorded a liability associated with these indemnification arrangements as we historically have not incurred any material costs associated with such indemnification obligations. Costs associated with such indemnification obligations may be mitigated by insurance coverage that we maintain; however, such insurance may not cover any of, or may cover only a portion of, the amounts we may be required to pay. In addition, such insurance coverage could change in the future.

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at December 31, 2010. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

In December 2010, we entered into an asset purchase agreement to acquire a radio station in San Jose, California, for $9.0 million in cash.  Concurrently with entering into the asset purchase agreement, we entered into a TBA and commenced operations on January 19, 2011. Accounting guidelines for variable interest entities require that the primary beneficiary consolidate the entity into its financial statements.  As a result of our review, we determined that since we were not the primary beneficiary of this entity, we did not include the entity in our consolidated financial statements.

As of December 31, 2010, we had no other off-balance sheet arrangements.

Market Capitalization

As of December 31, 2010 and 2009, our total market capitalization was $440.8 million and $263.1 million, respectively, which was $278.1 million and $149.1 million more, respectively, than our equity book value. As of December 31, 2010 and 2009, our stock price was $11.58 per share and $7.07 per share, respectively. The difference in market capitalization versus equity book value can be attributed to: (i) a partial recovery in our stock price as compared to recent historical averages; and (ii) a reduction in equity book value due to impairments to broadcasting licenses and goodwill during the past several years. See Note 4, Intangible Assets And Goodwill, in the accompanying notes to the financial statements for a discussion of impairment losses in 2009 and 2008.

Intangibles

As of December 31, 2010, approximately 83% of our total assets consisted of radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate our radio stations without the related FCC license for each station.  FCC licenses are subject to renewal every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. Subject to delays in processing by the FCC, historically, all of our licenses have been renewed and we expect that all licenses will continue to be renewed in the future. (See Part I, Item 1A, “Risk Factors,” for a discussion of the risks associated with the renewal of licenses.)

Inflation

In 2010, we were not significantly impacted by the effects of inflation on our radio station operating expenses, including wages and equipment, although the exact impact cannot be reasonably determined.

Recent Accounting Pronouncements Not Yet Adopted

In June 2009, the accounting standards were amended for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach for determining whether a variable interest provides the entity with a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards were effective January 1, 2010. This adoption did not have any effect on our results of operations, cash flows or financial position.

For a discussion of recent accounting pronouncements which impacted 2010, see Note 2 in the accompanying financial statements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the amounts of reported revenues and expenses during the reporting period. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different circumstances or by using different assumptions.

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

Allowance For Doubtful Accounts

We record an allowance for doubtful accounts for estimated losses resulting from our customers’ failure to make payments to us. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness, the economic conditions of the customer’s industry, and changes in our customer payment practices when evaluating the adequacy of the allowance for doubtful accounts. Our historical estimates have been a reliable method to estimate future allowances. Our historical reserves have generally ranged between 3% and 5% of our outstanding receivables. Our accounts receivable reserve has been in the higher range over the past several years due to the economic uncertainties and its effect on our business and our customer base, with a reserve of 4.2% and 4.6% as of as of December 31, 2010 and 2009, respectively.  If the financial condition of our customers or markets were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances could be required. Our net income would be negatively impacted by $0.02 per share (basic and diluted), assuming a 1% increase in our outstanding accounts receivable allowance of $0.7 million as of December 31, 2010 (assuming a full valuation allowance against any tax benefit).

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

We must assess the likelihood that we will be able to recover our deferred tax assets. In 2010 and 2009, we recorded full valuation allowances for our net deferred tax assets primarily due to our cumulative losses over the past three years. As changes occur in our assessments regarding our ability to recover our deferred tax assets, our tax provision is decreased in any period in which we determine that the recovery is probable.

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

We believe our estimates of the value of our tax contingencies and valuation allowances are critical accounting estimates, as they contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued.  Excluding discrete items of tax, changes in our valuation allowance and impairment losses, our tax rate over the past several years has varied within a range of high 30% to low 40%. The effect of a 1% increase in our estimated tax rate as of December 31, 2010 would be an increase in income taxes of $0.7 million and a decrease in net income of $0.7 million (net income per basic and diluted share of $0.02) for the year ended December 31, 2010.

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

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of December 31, 2010, we have recorded approximately $746.0 million in radio broadcasting licenses and goodwill, which represents 82.8% of our total assets at that date. We must conduct impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value. After an impairment expense is recognized, the recorded value of these assets will be reduced by the impairment recognized and this will be the assets’ new accounting basis. In 2009 and in 2008, we recorded impairment losses of $67.7 million and $835.7 million, respectively, for radio broadcasting licenses and goodwill.

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

We believe we have made reasonable estimates and assumptions to calculate the fair value of our broadcasting licenses; however, these estimates and assumptions could be materially different from actual results. If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the fair value of our broadcasting licenses below the amount reflected in the balance sheet, we may be required to recognize impairment charges, which could be material, in future periods.

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

	Units Of Accounting As Of June 30, 2010
	Percentage Range By Which Fair Value Exceeds Carrying Value
		Greater	Greater	Greater
	0% To	Than 5%	Than 10%	Than
	5%	To 10%	To 15%	15%

Number of units of accounting	4	5	3	7

Carrying value (in thousands)	$210,440	$150,482	$123,177	$223,162

Goodwill

We performed our annual impairment test on our goodwill during the second quarter of 2010 by comparing the fair value for each reporting unit with the amount reflected on the balance sheet. We determined that a radio market is a reporting unit and, in total, we assessed goodwill at 19 separate reporting units (four of our 23 reporting units had no goodwill recorded as of June 30, 2010).  If the fair value of any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and we are required to perform a second step of the impairment test. In the second step, we compare the amount reflected in the balance sheet to the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation.

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

The following table reflects certain key estimates and assumptions used in 2010 and in the second quarter of 2009, the date of the most recent prior impairment test. The ranges for operating profit margin and revenue growth rates are for our markets.  In general, when comparing the second quarter of 2010 to the second quarter of 2009: (1) the discount rate decreased primarily due to a decrease in the estimated required returns of the debt and equity of publicly traded radio companies; (2) the market specific operating profit margin range narrowed; and (3) the market long-term revenue growth rate range narrowed.

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

Sensitivity Of Key Broadcasting Licenses And Goodwill Assumptions

If we were to assume a 100 basis point change in certain of our key assumptions (a reduction in the long-term revenue growth rate, a reduction in the operating performance cash flow and an increase in the weighted average cost of capital) used to determine the fair value of our broadcasting licenses and goodwill during the second quarter of 2010, the following would be the incremental impact:

Sensitivity Analysis

	Results Of		Results Of
	Long-Term	Results Of	Weighted
	Revenue	Operating	Average
	Growth	Performance	Cost Of
	Rate	Cash Flow	Capital
	Decrease	Decrease	Increase
	(amounts in thousands)
Broadcasting Licenses
Impairment assumption sensitivity result	$19,671	$11,557	$46,477
Incremental broadcasting licenses impairment	19,671	11,557	46,477

Goodwill
Impairment assumption sensitivity result (1)	1,050	1,176	912
Incremental goodwill impairment	1,050	1,176	912

Total incremental impairment from sensitivity analysis	$20,721	$12,733	$47,389

(1)                                  The sensitivity analysis was computed using data from step 1 testing of goodwill during the second quarter of 2010.

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

See Note 4, Intangible Assets And Goodwill, in the accompanying notes to the financial statements, for a discussion of intangible assets and goodwill.

For a more comprehensive list of our accounting policies, see Note 2, Significant Accounting Policies, accompanying the consolidated financial statements included in our latest annual report on Form 10-K for the year ended December 31, 2010.  Note 2 to the consolidated financial statements included with Form 10-K contains several other policies, including policies such as governing the timing of revenue recognition, which are important to the preparation of our consolidated financial statements, but do not meet the SEC’s definition of critical accounting policies because they do not involve subjective or complex judgments.  In addition, for further discussion of new accounting policies that were effective for us on January 1, 2010, see the new accounting standards under Note 2 to the accompanying notes to the financial statements.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our variable rate Bank Facility. From time to time, we may seek to limit our exposure to interest rate volatility through the use of derivative rate hedging instruments. If the borrowing rates under our LIBOR loans were to increase 1% above the rates as of December 31, 2010, our interest expense under our Bank Facility would increase by approximately $4.2 million on an annual basis, including any interest benefit or interest expense associated with the use of outstanding derivative rate hedging instruments.

During the year ended December 31, 2010, the following derivative rate hedging transactions to fix interest on our variable rate debt were outstanding in the aggregate notional amount of $475.0 million. These rate hedging transactions are tied to the one-month LIBOR interest rate.

Type					Fixed
Of	Notional	Effective			LIBOR	Expiration
Hedge	Amount	Date		Collar	Rate	Date
	(amounts
	(in millions)

Swap	$150.0	January 28, 2008		n/a	3.03%	January 28, 2011
Collar	100.0	February 28, 2008	[	Cap	4.00% ]	February 28, 2011
				Floor	2.14%
Swap	125.0	March 28, 2008		n/a	2.91%	September 28, 2011
Swap	100.0	May 28, 2008		n/a	3.62%	May 28, 2012
Total	$475.0

The net fair value (based upon current market rates) of the rate hedging transactions is included as derivative instruments in long-term liabilities, which is based upon the maturity dates.  Our rate hedging transactions are tied to the one-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The fair value of the hedging transaction is affected by a combination of several factors, including the change in the one-month LIBOR rate and the forward interest rate to maturity. Any increase in the one-month LIBOR rate and/or the forward interest rate to maturity results in a more favorable valuation, while any decrease in the one-month LIBOR rate and/or forward interest rate to maturity results in a less favorable valuation. The fair value of our derivative instruments outstanding as of December 31, 2010 was a liability of $7.3 million, which was a $6.2 million decrease in the liability as compared to the balance as of December 31, 2009. This positive change was primarily due to the effect of a decrease in the remaining period of each derivative instrument as the forward interest rate to maturity remained relatively flat.

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

See also additional disclosures regarding liquidity and capital resources made under Part II, Item 7, above.

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

We carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2010.  Based on the foregoing, our President/Chief Executive Officer and Executive Vice President - Operations/Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has used the framework set forth in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

David J. Field, President and Chief Executive Officer

Stephen F. Fisher, Executive Vice President - Operations and Chief Financial Officer

ITEM 9B.                    OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2011 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission prior to April 29, 2011.

ITEM 11.                      EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2011 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission prior to April 29, 2011.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2011 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission prior to April 29, 2011.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2011 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission prior to April 29, 2011.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2011 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission prior to April 29, 2011.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this Report:

(b)               Exhibits

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)
10.01	Amended and Restated Employment Agreement, dated December 23, 2010, between Entercom Communications Corp. and David J. Field. (3)
10.02	Employment Agreement, dated July 1, 2007, between Entercom Communications Corp. and Joseph M. Field. (4)
10.03	First Amendment To Employment Agreement, dated December 15, 2008, between Entercom Communications Corp. and Joseph M. Field. (5)
10.04	Employment Agreement, dated December 23, 2010, between Entercom Communications Corp. and Stephen F. Fisher. (3)
10.05	Employment Agreement, dated December 17, 1998, between Entercom Communications Corp. and John C. Donlevie. (6)
10.06	Entercom Non-Employee Director Compensation Policy, adopted May 18, 2010. (7)
10.07	Amended and Restated Entercom Equity Compensation Plan. (8)
10.08	Entercom Annual Incentive Plan. (9)
10.09

First Amendment dated as of March 11, 2010 to Credit Agreement (dated as of June 18, 2007) among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and L/C Issuer and the lenders party thereto. (10)

21.01	Information Regarding Subsidiaries of Entercom Communications Corp. (3)
23.01	Consent of PricewaterhouseCoopers LLP. (3)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (3)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (11)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (11)

(1)

Incorporated by reference to Exhibit 3.01 to our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.

(2)	Incorporated by reference to Exhibit 3.01 to our Current Report on Form 8-K filed on February 21, 2008.
(3)	Filed herewith.
(4)	Incorporated by reference to Exhibit 10.02 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2007, as filed on November 21, 2007.
(5)	Incorporated by reference to Exhibit 10.04 to our Annual Report on Form 10-K for the year ended December 31, 2008, as filed on February 26, 2009.
(6)	Incorporated by reference to Exhibit 10.03 to our Amendment to Registration Statement on Form S-1, as filed on January 6, 1999. (File No. 333-61381).
(7)	Incorporated by reference to Exhibit 10.04 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 2, 2010.
(8)	Incorporated by reference to Appendix A to our Proxy Statement on Schedule 14A filed on March 23, 2009.
(9)	Incorporated by reference to Exhibit 10.02 to our Current Report on Form 8-K filed on May 19, 2008.
(10)	Incorporated by reference to Exhibit 10.01 to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2010, as filed on May 7, 2010.
(11)	These exhibits are submitted as “accompanying” this Annual Report on Form 10-K and shall not be deemed to be “filed” as part of such Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Entercom Communications Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Entercom Communications Corp. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 9, 2011

CONSOLIDATED FINANCIAL STATEMENTS OF ENTERCOM COMMUNICATIONS CORP.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	DECEMBER 31,	DECEMBER 31,
	2010	2009
ASSETS:
Cash and cash equivalents	$3,768	$10,751
Accounts receivable, net of allowance for doubtful accounts	70,897	68,319
Prepaid expenses, deposits and other	5,370	4,701
Prepaid and refundable federal and state income taxes	810	7,628
Deferred tax assets	651	650
Insurance claim receivable	—	16,500
Total current assets	81,496	108,549
Investments	217	391
Net property and equipment	62,729	71,740
Radio broadcasting licenses	707,852	707,852
Goodwill	38,168	38,168
Deferred charges and other assets, net of accumulated amortization	10,563	8,486
TOTAL ASSETS	$901,025	$935,186

LIABILITIES:
Accounts payable	$4,209	$477
Accrued expenses	7,537	13,152
Accrued compensation and other current liabilities	13,476	12,678
Insurance claim payable	—	16,500
Long-term debt, current portion	165,026	80,024
Total current liabilities	190,248	122,831
Long-term debt, net of current portion	485,122	655,728
Financing method lease obligations	12,610	12,610
Deferred tax liabilities	23,704	650
Other long-term liabilities	18,674	29,415
Total long-term liabilities	540,110	698,403
Total liabilities	730,358	821,234

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY:
Preferred stock $0.01 par value; authorized 25,000,000 shares; no shares issued and outstanding	—	—
Class A common stock $.01 par value; voting; authorized 200,000,000 shares; issued and outstanding 30,700,568 in 2010 and 29,755,161 in 2009	307	297
Class B common stock $.01 par value; voting; authorized 75,000,000 shares; issued and outstanding 7,367,532 in 2010 and 7,457,532 in 2009	74	75
Class C common stock $.01 par value; nonvoting; authorized 50,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	592,643	588,622
Accumulated deficit	(415,080)	(461,610)
Accumulated other comprehensive loss	(7,277)	(13,432)
Total shareholders’ equity	170,667	113,952
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$901,025	$935,186

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	YEARS ENDED DECEMBER 31,
	2010	2009	2008
NET REVENUES	$391,447	$372,432	$438,822

OPERATING (INCOME) EXPENSE:
Station operating expenses, including non-cash compensation expense	258,896	254,042	276,187
Depreciation and amortization expense	12,660	16,600	20,442
Corporate general and administrative expenses, including non-cash compensation expense	21,954	22,875	26,917
Impairment loss	—	67,676	835,716
Net time brokerage agreement income	—	(2)	(233)
Net (gain) loss on sale or disposal of assets	228	420	(9,899)
Total operating expense	293,738	361,611	1,149,130
OPERATING INCOME (LOSS)	97,709	10,821	(710,308)

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing expense	30,510	31,229	45,040
Interest and dividend income	(19)	(58)	(323)
Net (gain) loss on extinguishment of debt	62	(20,805)	(6,949)
Net gain on derivative instruments	—	—	(34)
Net loss on investments	174	966	469
Other income	(49)	(380)	(3,339)
TOTAL OTHER EXPENSE	30,678	10,952	34,864

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES (BENEFIT)	67,031	(131)	(745,172)
INCOME TAXES (BENEFIT)	20,595	(5,529)	(232,600)
INCOME (LOSS) FROM CONTINUING OPERATIONS	46,436	5,398	(512,572)
Loss from discontinued operations, net of tax benefit	—	—	(4,079)
NET INCOME (LOSS)	$46,436	$5,398	$(516,651)

NET INCOME (LOSS) PER SHARE - BASIC
Income (loss) from continuing operations	$1.30	$0.15	$(13.94)
Loss from discontinued operations, net of tax benefit	—	—	(0.11)
NET INCOME (LOSS) PER SHARE - BASIC	$1.30	$0.15	$(14.05)

NET INCOME (LOSS) PER SHARE - DILUTED
Income (loss) from continuing operations	$1.23	$0.15	$(13.94)
Loss from discontinued operations, net of tax benefit	—	—	(0.11)
NET INCOME (LOSS) PER SHARE - DILUTED	$1.23	$0.15	$(14.05)

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$—	$—	$0.58

WEIGHTED AVERAGE SHARES:
Basic	35,712,026	35,321,431	36,782,166
Diluted	37,679,386	36,402,800	36,782,166

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2010	2009	2008

NET INCOME (LOSS)	$46,436	$5,398	$(516,651)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES (BENEFIT)

Net unrealized gain on investments, net of taxes	—	—	132

Net unrealized gain (loss) on derivatives, net of taxes (benefit)	6,155	1,830	(15,262)

COMPREHENSIVE INCOME (LOSS)	$52,591	$7,228	$(531,781)

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(amounts in thousands, except share data)

						Retained	Accumulated
	Common Stock				Additional	Earnings	Other
	Class A		Class B		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Balance, December 31, 2007	31,132,700	$311	7,607,532	$76	$595,915	$64,597	$(132)	$660,767
Net loss	—	—	—	—	—	(516,651)	—	(516,651)
Compensation expense related to granting of stock options	—	—	—	—	425	—	—	425
Compensation expense related to granting of restricted stock units	478,075	5	—	—	8,236	—	—	8,241
Issuance of common stock related to an incentive plan	72,092	1	—	—	328	—	—	329
Common stock repurchase	(2,073,518)	(21)	—	—	(13,923)	—	—	(13,944)
Purchase of vested employee restricted stock units	(130,161)	(1)	—	—	(1,374)	—	—	(1,375)
Payments of dividends of $0.58 per share	—	—	—	—	(7,282)	(14,301)	—	(21,583)
Net dividend equivalents on restricted stock units (net of forfeitures)	—	—	—	—	—	(822)	—	(822)
Net unrealized loss on derivatives	—	—	—	—	—	—	(15,262)	(15,262)
Net unrealized gain on investments	—	—	—	—	—	—	132	132
Balance, December 31, 2008	29,479,188	295	7,607,532	76	582,325	(467,177)	(15,262)	100,257
Net income	—	—	—	—	—	5,398	—	5,398
Conversion of Class B common stock to Class A common stock	150,000	1	(150,000)	(1)	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	485	—	—	485
Compensation expense related to granting of restricted stock units	796,824	8	—	—	6,380	—	—	6,388
Issuance of common stock related to an incentive plan	74,369	—	—	—	97	—	—	97
Common stock repurchase	(662,664)	(7)	—	—	(882)	—	—	(889)
Purchase of vested employee restricted stock units	(82,556)	—	—	—	(104)	—	—	(104)
Forfeitures of dividend equivalents	—	—	—	—	—	169	—	169

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(amounts in thousands, except share data)

	Common Stock				Additional		Other
	Class A		Class B		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Realization of tax benefit for dividend equivalent payments	—	—	—	—	321	—	—	321
Net unrealized gain on derivatives	—	—	—	—	—	—	1,830	1,830
Balance, December 31, 2009	29,755,161	297	7,457,532	75	588,622	(461,610)	(13,432)	113,952
Net income	—	—	—	—	—	46,436	—	46,436
Conversion of Class B common stock to Class A common stock	90,000	1	(90,000)	(1)	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	549	—	—	549
Compensation expense related to granting of restricted stock units	941,213	10	—	—	4,969	—	—	4,979
Exercise of stock options	97,725	1	—	—	129	—	—	130
Purchase of vested employee restricted stock units	(183,531)	(2)	—	—	(1,626)	—	—	(1,628)
Forfeitures of dividend equivalents	—	—	—	—	—	94	—	94
Net unrealized gain on derivatives	—	—	—	—	—	—	6,155	6,155
Balance, December 31, 2010	30,700,568	$307	7,367,532	$74	$592,643	$(415,080)	$(7,277)	$170,667

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2010	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$46,436	$5,398	$(516,651)
Income from discontinued operations before impairment loss, net of taxes	—	—	(520)
Impairment loss from discontinued operations	—	—	6,675
Deferred tax benefit from discontinued operations	—	—	(2,076)
Income (loss) from continuing operations	46,436	5,398	(512,572)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	12,660	16,600	20,442
Amortization of deferred financing costs	3,912	1,518	1,647
Net deferred taxes (benefit) and other	23,053	999	(232,600)
Provision for bad debts	990	2,708	4,594
Net (gain) loss on sale or disposal of assets	228	420	(9,899)
Non-cash stock-based compensation expense	5,528	6,888	9,856
Net loss on investments	174	966	469
Net gain on derivatives	—	—	(34)
Deferred rent	(34)	(9)	694
Unearned revenue - long-term	—	(739)	460
Net (gain) loss on extinguishment of debt	62	(20,805)	(6,949)
Deferred compensation	1,614	1,596	903
Tax benefit for vesting of restricted stock unit awards	—	—	(474)
Impairment loss	—	67,676	835,716
Other income	(49)	(380)	(3,590)
Changes in assets and liabilities (net of effects of acquisitions and dispositions in all years and the effect of deconsolidation activities in 2008):
Accounts receivable	(3,532)	4,324	10,365
Prepaid expenses and deposits	15,828	(16,397)	777
Prepaid and refundable income taxes	6,818	(7,000)	14,431
Accounts payable and accrued liabilities	(20,012)	12,874	(1,775)
Accrued interest expense	(195)	(1,944)	(2,073)
Accrued expenses - long-term	(2,561)	(577)	—
Prepaid expenses - long-term	(510)	(214)	200

Net cash provided by continuing operating activities	90,410	73,902	130,588
Net cash provided by (used in) discontinued operating activities	—	—	29
Net cash provided by operating activities	90,410	73,902	130,617

INVESTING ACTIVITIES:
Additions to property and equipment	(2,744)	(2,467)	(8,553)
Proceeds from sale of property, equipment, intangibles and other assets	151	106	33,991
Purchases of radio station assets	—	—	(374)
Deferred charges and other assets	(368)	(120)	(1,110)
Proceeds from investments	49	39	251
Proceeds from termination of radio station contract	—	380	—
Proceeds from insurance recovery	—	—	3,590
Station acquisition deposits and costs	(1,350)	—	4,149
Net cash provided by (used in) investing activities	(4,262)	(2,062)	31,944

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2010	2009	2008
FINANCING ACTIVITIES:
Deferred expenses related to bank facility amendment and finance method lease obligations	(5,155)	(342)	—
Proceeds from issuance of long-term debt	37,500	39,000	56,000
Proceeds from the financing method of lease obligations	—	12,610	—
Payments of long-term debt	(116,525)	(60,023)	(129,522)
Retirement of senior subordinated notes	(6,579)	(55,272)	(58,633)
Purchase of the Company’s common stock	—	(889)	(13,944)
Proceeds from issuance of employee stock plan	—	82	278
Proceeds from the exercise of stock options	130	—	—
Purchase of vested restricted stock units	(1,628)	(104)	(1,375)
Payment of dividend equivalents on vested restricted stock units	(874)	(756)	(917)
Realization of tax benefit for dividend equivalents payments	—	321	—
Payment of dividends	—	—	(21,583)
Tax benefit for vesting of restricted stock unit awards	—	—	474
Net cash used in financing activities	(93,131)	(65,373)	(169,222)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,983)	6,467	(6,661)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,751	4,284	10,945
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,768	$10,751	$4,284

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	27,100	31,643	44,612
Income taxes	83	192	22
Dividends	—	—	21,583

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended December 31, 2010, the Company issued 0.9 million restricted stock units (“RSUs”) (net of forfeitures) that will increase its paid-in capital by $10.1 million over the vesting period of the RSUs. For purposes of computing forfeitures noted above, 0.1 million market-based RSUs, which were forfeited as the vesting conditions were not met, were included.

During 2010, the Company recorded non-cash tangible assets of $0.1 million.

During the year ended December 31, 2009, the Company issued 1.1 million RSUs (including 0.7 million RSUs under a 2009 Option Exchange Program and 0.2 million for modified market conditioned RSUs) and will increase its additional paid-in capital by $1.7 million, before forfeitures of $2.6 million, over the vesting period of the RSUs.

During the year ended December 31, 2008, the Company issued 0.5 million RSUs (net of forfeitures) and will increase its paid-in capital by $6.0 million over the vesting period of the RSUs.

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

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1.                                      BASIS OF PRESENTATION AND ORGANIZATION

Nature Of Business — Entercom Communications Corp. (the “Company”) is one of the five largest radio broadcasting companies in the United States with a nationwide portfolio in excess of 100 stations in 23 markets, including San Francisco, Boston, Seattle, Denver, Portland, Sacramento and Kansas City.

2.                                      SIGNIFICANT ACCOUNTING POLICIES

Principles Of Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are 100% owned. All inter-company transactions and balances have been eliminated in consolidation.  The Company also considers the applicability of any variable interest entities (“VIE”) that are required to be consolidated by the primary beneficiary.  From time to time, the Company may enter into a time brokerage agreement (“TBA”) in connection with a pending acquisition or disposition of radio station(s) and the requirements to consolidate a VIE may apply, depending on the facts and circumstances related to each transaction.  As of December 31, 2010, there was a pending acquisition that did not meet the consolidation requirements as a VIE (see Note 10, Contingencies, Guarantor Arrangements And Commitments).

Reportable Segment - The Company operates under one reportable business segment, radio broadcasting, for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance. Radio stations serving the same geographic area, which may be comprised of a city or combination of cities, are referred to as markets or as distinct operating segments. The Company has 23 operating segments. These operating segments are aggregated to create one reportable segment.

Management’s Use Of Estimates — The preparation of consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates and assumptions are used for, but not limited to: (1) asset impairments, including broadcasting licenses and goodwill; (2) income tax valuation allowances; (3) uncertain tax positions; (4) allowance for doubtful accounts; (5) self-insurance reserves; (6) fair value of equity awards; (7) estimated lives for tangible and intangible assets; (8) fair value measurements for financial instruments such as interest rate hedging transactions; and (9) contingency and litigation reserves. The Company’s accounting estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The accounting estimates will change as new events occur, as more experience is acquired and as more information is obtained.  The Company will evaluate and update assumptions and estimates on an ongoing basis and may use outside experts to assist in the Company’s evaluation, as considered necessary. Actual results could differ from those estimates.

Income Taxes — The Company applies the liability method of accounting for deferred income taxes. Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded for a net deferred tax asset balance when it is more likely than not that the benefits of the tax asset will not be realized.  The Company continues to assess the need for its deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustment to the deferred tax asset valuation allowance would be recorded in the income statement of the period that the adjustment is determined to be required. The Company also accounts for uncertain tax positions that a company has taken or expects to take on a tax return. See Note 14 for a further discussion.

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

Depreciation expense on property and equipment is determined on a straight-line basis. The estimated useful lives for depreciation are as follows:

Property Type	Period Of Depreciation
Land Improvements	10-15 years
Building	20 years
Equipment	3-20 years
Furniture and fixtures	5-10 years
Leasehold improvements	shorter of economic life or lease term

Depreciation expense for property and equipment is reflected in the following table for the periods indicated:

	For The Years December 31,
	2010	2009	2008
	(amounts in thousands)

Depreciation expense	$11,363	$15,060	$16,304

As of December 31, 2010, the Company had construction commitments outstanding of $1.4 million.

The following is a summary of the categories of property and equipment as of the periods indicated:

	December 31,
	2010	2009
	(amounts in thousands)

Property And Equipment:
Land, land easements and land improvements	$16,499	$16,500
Buildings	20,937	20,935
Equipment	122,932	123,362
Furniture and fixtures	14,930	15,504
Leasehold improvements	21,126	21,091
	196,424	197,392
Accumulated depreciation	(134,623)	(126,399)
	61,801	70,993
Capital improvements in progress	928	747
Net property and equipment	$62,729	$71,740

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

The following table presents the amounts of unearned revenues as of the periods indicated:

		December 31,
Unearned Revenues	Balance Sheet Location	2010	2009
		(amounts in thousands)

Current unearned revenues	Accrued compensation and other liabilities	$216	$786

Concentration Of Risk — For the year ended December 31, 2010, six of the Company’s 23 market clusters (Boston, Denver, Kansas City, Sacramento, San Francisco and Seattle) generated approximately 50% of the Company’s net revenues. For the year ended December 31, 2009, six of the Company’s 23 market clusters (Boston, Denver, Kansas City, Portland, San Francisco and Seattle) generated in excess of 50% of the Company’s net revenues.  For the year ended December 31, 2008, six of the Company’s 23 market clusters (Boston, Kansas City, Portland, Sacramento, San Francisco and Seattle) generated in excess of 50% of the Company’s net revenues.

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

Long-Lived Assets — The Company evaluates the recoverability of its long-lived assets, which include property and equipment, broadcasting licenses (subject to an eight-year renewal cycle, which renewal information for each of the Company’s radio stations is available at the website of the Federal Communications Commission, www.FCC.gov), goodwill, deferred charges, and other assets. See Note 4 for further discussion. The determination and measurement of an impairment loss require the use of significant judgments and estimates. Future events may impact these judgments and estimates.   The expense to renew the Company’s FCC licenses is nominal.

Debt Issuance Costs — The costs related to the issuance of debt are capitalized and amortized over the lives of the related debt and such amortization is accounted for as interest expense. Please refer to Note 5 for the amount of deferred financing expense that was included in interest expense in the accompanying consolidated statements of operations. During March 2010, the Company modified its senior credit facility and recorded debt issuance costs of $5.2 million. See Note 7 for further discussion.

Extinguishment Of Debt —The Company may amend, append or replace, in part or in full, its outstanding debt. The Company reviews its unamortized financing costs associated with its outstanding debt to determine the amount subject to extinguishment under the accounting provisions for changes in line-of-credit or revolving-debt arrangements. See Note 7 for a discussion of any debt modifications and extinguishments associated with the Company’s outstanding debt, including debt outstanding under is senior credit agreement and the retirement of its 7.625% Senior Subordinated Notes (the “Notes”).

Corporate General And Administrative Expense — Corporate general and administrative expense consists of corporate overhead costs and non-cash compensation expense. Included in corporate general and administrative expenses are those costs not specifically allocable to any of the Company’s individual business properties.

Time Brokerage Agreement (Income) Fees — TBA fees or income consist of fees paid or received under agreements which permit an acquirer to program and market stations prior to acquisition. The Company sometimes enters into such agreements prior to the consummation of station acquisitions and dispositions. The following table presents those revenues and expenses incurred during the TBA for the periods indicated:

	Years Ended
	December 31,
	2009	2008
	(amounts in thousands)

Acquisition by the Company
TBA fees	$—	$40
Net revenues	$—	$6,146
Station operating expenses	$—	$3,631
Disposition by the Company
TBA income	$(2)	$(233)

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

The following table presents barter revenues and expenses for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
	(amounts in thousands)

Barter revenues	$3,892	$4,256	$4,113
Barter expenses	$3,891	$4,233	$4,186

Business Combinations — Accounting guidance for business combinations provides the criteria to recognize intangible assets apart from goodwill.  Other than goodwill, the Company uses a direct value method to determine the fair value of all intangible assets required to be recognized for business combinations.  For a discussion of impairment testing of those assets acquired in a business combination, including goodwill, see Note 4.

Asset Retirement Obligations — The Company reasonably estimates the fair value of an asset retirement obligation.  For an asset retirement obligation that is conditional (uncertainty about the timing and/or method of settlement), the Company factors into its fair value measurement a probability factor as the obligation depends upon a future event that may or may not be within the control of the Company.

Accrued Compensation — Certain types of employee compensation, which amounts are included in the balance sheets under accrued compensation and other current liabilities, are paid in subsequent periods.  See Note 6 for amounts reflected in the balance sheets.

Cash And Cash Equivalents — Cash and cash equivalents consist primarily of amounts held on deposit with financial institutions, including investments held in financial institutions in immediately available money market accounts and all highly liquid debt instruments with initial maturities of three months or less.

Derivative Financial Instruments — The Company follows accounting guidance for its derivative financial instruments, including certain derivative instruments embedded in other contracts, and hedging activities (for further discussion, see Note 9).

Leases — The Company follows accounting guidance for its leases, which includes the recognition of escalated rents on a straight-line basis over the term of the lease agreement, as described further in Note 6.

Share-Based Compensation — The Company records compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchase plan purchases at estimated fair values.  The Company also uses the simplified method in developing an estimate of the expected term of certain stock options. For further discussion of share-based compensation, see Note 12.

Investments — For those investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method. For those investments in which the Company does not have such significant influence, the Company applies the accounting guidance for certain investments in debt and equity securities. An investment is classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and, depending upon the classification, is carried at fair value based upon quoted market prices or historical cost when quoted market prices are unavailable.

The Company also provides certain quantitative and qualitative disclosures for those investments that are impaired (other than temporary) at the balance sheet date and for those investments for which an impairment has not been recognized.  For further discussion, see Note 20.

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

Recent Accounting Standards —

Variable Interest Entities

In June 2009, the accounting standards were amended for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest provides the entity with a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards were effective January 1, 2010. The adoption of these standards did not have any effect on the Company’s results of operations, cash flows or financial position.

3.                                      ACCOUNTS RECEIVABLE AND RELATED ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

The accounts receivable balances and reserve for doubtful accounts are presented in the following table as of the periods indicated:

	December 31,
	2010	2009
	(amounts in thousands)

Accounts receivable	$74,024	$71,618
Allowance for doubtful accounts	(3,127)	(3,299)
Accounts receivable, net of allowance for doubtful accounts	$70,897	$68,319

See the table in Note 6 for the amounts outstanding as of the periods indicated for: (1) accounts receivable credits; and (2) unearned revenues.

The following table presents the changes in the allowance for doubtful accounts for the periods presented:

		Additions
	Balance At	Charged To	Deductions	Balance At
	Beginning	Costs And	From	End Of
Year Ended	Of Year	Expenses	Reserves	Year
	(amounts in thousands)
December 31, 2010	$3,299	$990	$(1,162)	$3,127
December 31, 2009	4,476	2,708	(3,885)	3,299
December 31, 2008	2,746	4,594	(2,864)	4,476

4.                                      INTANGIBLE ASSETS AND GOODWILL

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

(1)                             Broadcasting Licenses Impairment Test

The Company performs its annual broadcasting license impairment test during the second quarter of each year by evaluating its broadcasting licenses for impairment at the market level using the direct method.  For purposes of testing impairment, indefinite-lived intangible assets are combined into a single unit of accounting. Since the broadcasting licenses in each market are operated as a single asset, each market’s broadcasting licenses are a single unit of accounting. The Company determines the fair value of the broadcasting licenses in each of its markets by relying on a discounted cash flow approach (a 10-year income model) assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The Company’s fair value analysis contains assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a certain market. These variables include, but are not limited to: (1) the risk-adjusted discount rate used in the valuation of fair value; (2) market share and profit margin of an average station within a market based upon market size and station type; (3) the forecast growth rate of each radio market, including assumptions regarding each market’s population, household income, retail sales and other factors that would influence advertising expenditures; (4) estimated capital start-up costs and losses incurred during the early years; (5) the likely media competition within the market area; (6) an effective tax rate assumption; and (7) future terminal values.

The following table presents the changes in broadcasting licenses for the periods indicated:

Carrying
Amount
(amounts in
thousands)

Balance at December 31, 2007	$1,316,983
Acquisitions	210,358
Reversal of assets held for sale	3,650
Loss on impairment	(762,345)
Balance at December 31, 2008	768,646
Loss on impairment	(60,794)
Balance at December 31, 2009	707,852
Balance at December 31, 2010	$707,852

Broadcasting License Impairment Testing For The Year Ended December 31, 2010

The Company completed the impairment test for broadcasting licenses during the second quarter and determined that the fair value of the broadcasting licenses was more than the amount reflected in the balance sheet for each of the Company’s markets and, accordingly, no impairment was recorded.

The methodology used by the Company in determining its key estimates and assumptions was applied consistently to each market. As a result, the analysis for each market is the same. Of the seven variables identified above, the Company believes that the first three (in clauses (1) through (3) above) are the most important to the determination of fair value.

The following table reflects these estimates and assumptions used in the second quarter of 2010 as compared to the second quarter of 2009, the date of the most recent prior impairment test.  In general, when comparing the second quarter of 2010 to the second quarter of 2009: (1) the discount rate decreased primarily due to a decrease in the estimated required returns on debt and equity of publicly traded radio companies; (2) the market specific operating profit margin range remained relatively flat; and (3) the market long-term revenue growth rates were marginally higher as the outlook for the industry improved.

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

Broadcasting License Impairment Testing For The Year Ended December 31, 2009

The Company completed the impairment test for broadcasting licenses during the second quarter and determined that the fair value of the broadcasting licenses was less than the amount reflected in the balance sheet for each of the Company’s markets, other than Seattle, and recorded an impairment loss of $60.8 million. The prolonged economic downturn negatively impacted the radio broadcasting industry as advertising revenues continued to decline and expectations for growth over the next year were reduced. The projected growth levels for the industry and the Company were less than those originally forecasted for 2009, which was the primary reason for further impairment to broadcasting licenses in the second quarter.  As revenues decline, profitability levels are also negatively impacted, as fixed costs represent a large component of a radio station’s operating expenses. As a result, the asset base is particularly sensitive to the impact of continued declining revenues.

The methodology used by the Company in determining its key estimates and assumptions was applied consistently to each market. As a result, the analysis for each market is the same. Of the seven variables identified previously, the Company believes that the first three (in clauses (1) through (3)) are the most important to the determination of fair value.

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

	Second	Fourth
	Quarter	Quarter
	2009	2008
Discount rates	10.6%	10.6%
Operating profit margin ranges of the Company’s markets	21.0% to 44.0%	21.0% to 46.7%
Long-term revenue growth rate ranges of the Company’s markets	1.0% to 2.5%	1.0% to 2.0%

Broadcasting Licenses Impairment Testing For The Year Ended December 31, 2008

During the fourth quarter of 2008, the Company determined that the fair value of the broadcasting licenses was less than the amount reflected in the balance sheet for each of its markets, other than Seattle, and recorded an impairment loss of $645.3 million. The impairment loss was indicative of a trend in the broadcast industry and was not unique to the Company. Factors that contributed to the impairment loss were changes in estimates and assumptions since the most recent annual test in the first quarter of 2008, including but not limited to: (1) a decrease of up to 50% in advertising revenue growth projections to the low single digits for the broadcasting industry; (2) a decrease in operating profit margins of up to four percentage points; and (3) an increase in the cost of capital by 25% to the low double digits from the high single digits.

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

During the first quarter of 2008, the Company reviewed its carrying amount for the Rochester assets held for sale at that time and determined that an aggregate impairment loss for broadcasting licenses of $6.4 million was necessary due to: (1) the continued decline in advertising revenues; (2) the filing of an application with the FCC to place these stations into a disposition trust; and (3) the potential for a forced sale by the disposition trustee (for further discussion, see Note 18, Discontinued Operations).  The impairment loss was reflected in the statement of operations as discontinued operations.

(2)           Goodwill

The Company performs its annual impairment test on its goodwill during the second quarter of each year by comparing the fair value for each reporting unit with the amount reflected on the balance sheet. The Company has determined that a radio market is a reporting unit and, in total, the Company assesses goodwill at 19 separate reporting units (four of the Company’s 23 reporting units had no goodwill recorded as of June 30, 2010). If the fair value of any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the amount reflected in the balance sheet to the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation.

To determine the fair value, the Company uses an income and market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.

The following table presents the changes in goodwill for each of the periods indicated:

	Goodwill Carrying Amount
	2010	2009	2008
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$163,783	$163,783	$160,976
Accumulated loss on impairment as of January 1,	(125,615)	(118,733)	(45,362)
Goodwill beginning balance after cumulative loss on impairment as of January 1,	38,168	45,050	115,614
Loss on impairment during year	—	(6,882)	(73,371)
Acquisitions	—	—	2,807
Goodwill ending balance as of December 31,	$38,168	$38,168	$45,050

Goodwill balance before cumulative loss on impairment as of December 31,	$163,783	$163,783	$163,783
Accumulated loss on impairment as of December 31,	(125,615)	(125,615)	(118,733)
Goodwill ending balance as of December 31,	$38,168	$38,168	$45,050

Goodwill Impairment Testing For The Year Ended December 31, 2010

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

The following table reflects certain key estimates and assumptions used in the second quarter of 2010 and in the second quarter of 2009, the date of the most recent prior impairment test. The ranges for operating profit margin and revenue growth rates are for the Company’s markets.  In general, when comparing the second quarter of 2010 to the second quarter of 2009: (1) the discount rate decreased primarily due to a decrease in the estimated required returns of the debt and equity of publicly traded radio companies; (2) the market specific operating profit margin range narrowed; and (3) the market long-term revenue growth rate range narrowed.

	Second	Second
	Quarter	Quarter
	2010	2009
Discount rates	10.0%	10.6%
Operating profit margin ranges of the Company’s markets	26.0% to 39.0%	21.0% to 41.0%
Long-term revenue growth rate ranges of the Company’s markets	1.5% to 2.0%	1.0% to 2.5%

There were no events or circumstances since the Company’s second quarter annual goodwill test that required the Company to test the carrying value of its goodwill. If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to recognize impairment charges, which could be material, in future periods.

Goodwill Impairment Testing For The Year Ended December 31, 2009

In step one of the Company’s goodwill analysis during the second quarter, the Company considered the results of the market approach and the income approach in computing the fair value of the Company’s reporting units. In the market approach, the Company applied an estimated market multiple of six times (consistent with the multiple used in the fourth quarter of 2008) to each reporting unit’s operating performance to calculate the fair value. The Company applied the same market multiple consistently across all reporting units. In the income approach, the Company utilized the discounted cash flow method to calculate the fair value of the reporting unit (key estimates and assumptions are included in the table below). The results of step one indicated that it was necessary to perform the second step analysis in seven of the 23 reporting units. The fair values for two of the seven markets were marginally above book value. Management believes that these approaches are commonly used methodologies for valuing broadcast radio stations and that a six times multiple is an appropriate measurement given the recent fall in market valuations of broadcast radio stations together with a historically low level of market transactions in recent months. The marginal stations were included in the Company’s step two impairment testing due to the subjective nature of the step one analysis (unobservable inputs) and the sensitivities inherent in these calculations. Factors contributing to the determination of the reporting unit’s operating performance were historical performance and/or management’s estimates of future performance.

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

The prolonged economic downturn negatively impacted the radio broadcasting industry as advertising revenues continued to decline and expectations for growth over the next year also declined. The projected revenue growth levels for the industry and the Company were less than those originally forecasted for 2009, which caused a further goodwill impairment in the second quarter of 2009. As revenues decline, profitability levels are also negatively impacted as fixed costs represent a large component of a radio station’s operating expenses. As a result, the asset base is particularly sensitive to the impact of declining revenues.

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

	Second	Fourth
	Quarter	Quarter
	2009	2008
Discount rates	10.6%	10.6%
Operating profit margin ranges of the Company’s markets	21.0% to 41.0%	21.0% to 44.0%
Long-term revenue growth rate ranges of the Company’s markets	1.0% to 2.5%	1.0% to 2.0%

Goodwill Impairment Testing For The Year Ended December 31, 2008

During the fourth quarter of 2008, the Company performed an interim impairment test of its goodwill and determined under the second step that the fair value of the Company’s goodwill was less than the amount reflected in the balance sheet for three of the markets tested (Greenville, Indianapolis and Memphis), and recorded an impairment loss of $5.8 million. Factors that contributed to the impairment loss were changes in estimates and assumptions since the most recent annual test in the second quarter of 2008, including but not limited to: (1) a decrease of up to 50% in advertising revenue growth projections to the low single digits for the broadcasting industry; (2) a decrease in operating profit margins of up to seven percentage points; and (3) an increase in the cost of capital by 25% to the low double digits from the high single digits.

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

During the first quarter of 2008, the Company reviewed its carrying amount for the Rochester assets held for sale at that time and determined that an impairment loss for goodwill of $0.3 million was necessary due to: (1) the continued decline in advertising revenues; (2) the filing of an application with the FCC to place these stations into a disposition trust; and (3) the potential for a forced sale by the disposition trustee (for further discussion, see Note 18, Discontinued Operations). The impairment loss was reflected in the statement of operations as discontinued operations.

(B) Definite-Lived Intangibles

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, and acquired advertising contracts. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the years ended December 31, 2010, 2009 and 2008, the Company reviewed the carrying value and the useful lives of these assets and determined they were appropriate.

See Note 5 for: (1) a listing of the assets comprising definite-lived assets, which are included in deferred charges and other assets on the balance sheets; (2) the Company’s estimate of amortization expense for definite-lived assets in future periods; and (3) the amount of amortization expense for definite-lived assets.

5.             DEFERRED CHARGES AND OTHER ASSETS

Deferred Charges And Other Assets

Deferred charges and other assets, including definite-lived intangible assets, consist of the following as of the periods indicated:

	December 31,
	2010			2009
		Accumulated			Accumulated		Period Of
	Asset	Amortization	Net	Asset	Amortization	Net	Amortization
	(amounts in thousands)
Deferred contracts and other agreements	$1,588	$929	$659	$1,588	$845	$743	Term of contracts
Advertiser lists and customer relationships	656	653	3	656	615	41	3 years
Permits, patents and trademarks	—	—	—	13	11	2	3 years
Total definite-lived intangibles	2,244	1,582	662	2,257	1,471	786
Debt issuance costs	15,482	10,546	4,936	10,518	6,762	3,756	Term of debt
Prepaid assets - long-term	1,995	—	1,995	1,421	—	1,421	Not applicable
Software costs	9,110	8,560	550	8,992	7,712	1,280	3 years
Leasehold premium	1,732	1,099	633	1,732	1,026	706	Term of Leases
Deposits - long-term	328	—	328	393	—	393	Not applicable
Note receivable - long-term	109	—	109	145	—	144	Not applicable
Station deposits and acquisition costs	1,350	—	1,350	—	—	—	Not applicable
	$32,350	$21,787	$10,563	$25,458	$16,971	$8,486

The following table presents the various categories of amortization expense for the periods indicated, including deferred financing expense which is reflected as interest expense:

	For The Years Ended December 31,
Categories Of Amortization Expense	2010	2009	2008
	(amounts in thousands)

Definite-lived assets	$197	$246	$2,941
Deferred financing expense	3,912	1,518	1,647
Software costs	1,100	1,294	1,197
Total amortization expense for deferred charges and other assets	$5,209	$3,058	$5,785

The following table presents the Company’s estimate of amortization expense, for each of the five succeeding years for: (1) deferred charges and other assets; and (2) definite-lived assets:

			Definite-Lived
	Total	Other	Assets
	(amounts in thousands)
Years ending December 31,
2011	$4,108	$4,024	$84
2012	1,544	1,463	81
2013	226	173	53
2014	107	58	49
2015	107	58	49
Thereafter	689	343	346
Total	$6,781	$6,119	$662

6.             OTHER CURRENT AND LONG-TERM LIABILITIES

Other Current Liabilities

Accrued compensation and other current liabilities consist of the following as of the periods indicated:

	December 31,
	2010	2009
	(amounts in thousands)

Derivative valuation - short-term	$2,958	$—
Accrued compensation	5,803	6,837
Advertiser obligations	1,110	1,250
Accounts receivable credits	1,909	1,816
Accrued dividend equivalents - short-term	522	1,010
Unearned revenue - short-term	216	786
Accrued interest payable	204	400
Other	754	579
	$13,476	$12,678

Other Long-Term Liabilities - Deferred Rent Liabilities

Under the Company’s leases, the Company recognizes: (1) escalated rents, including any rent holidays, on a straight-line basis over the term of the lease for those lease agreements where the Company receives the right to control the use of the entire leased property at the beginning of the lease term; (2) amortization expense over the shorter of the economic lives of the leasehold assets or the lease term, excluding any lease renewals unless the lease renewals are reasonably assured; (3) landlord incentive payments to the Company as deferred rent that is amortized as reductions to lease rent expense over the lease term; and (4) rental costs associated with ground or building operating leases, that are incurred during a construction period, as rental expense.  See Note 8, Financing Method Lease Obligations, for a discussion of certain leases that could be capitalized at a future time.

For those leasehold improvements acquired in a business combination or acquired subsequent to lease inception, the amortization period is based on the lesser of the useful life of the leasehold improvements or the period of the lease including all renewal periods that are reasonably assured of exercise at the time of the acquisition.

The following table reflects deferred rent liabilities included under other long-term liabilities as of the periods indicated:

	December 31,
	2010	2009
	(amounts in thousands)

Deferred rent liabilities	$3,401	$3,435

7.             LONG-TERM DEBT

Long-term debt, including financing method lease obligations, was comprised of the following as of the periods indicated:

	December 31,
	2010	2009
	(amounts in thousands)

Revolver, due June 30, 2012 (A)	$365,000	$359,000
Term Loan, with quarterly principal payments beginning September 2009 (A)	285,000	370,000
Senior Subordinated Notes, originally due March 1, 2014, retired in 2010 (B)	—	6,579
Financing Method Lease Obligations (C)	12,610	12,610
Other	148	173
Total	662,758	748,362
Current amount of long-term debt	(165,026)	(80,024)
Total long-term debt	$497,732	$668,338

Undrawn letter of credit outstanding	$670	$1,470

(A) Senior Debt

Credit Agreement (the “Bank Facility”)

The Company has a $1,050 million senior secured credit facility with a syndicate of lenders (in excess of 50 lenders as of December 31, 2010) that matures on June 30, 2012. The Bank Facility was originally comprised of $650 million in revolving credit (the “Revolver”) and a $400 million term loan (the “Term Loan”). The Term Loan reduces in quarterly amounts, which payments started at $15 million (effective September 30, 2009), are currently at $25 million and ultimately increase to $60 million in 2011. The Company plans to continue to fund the amortization of the Term Loan with cash flow from operations and its available Revolver capacity.

As of December 31, 2010, the Company had outstanding under the Bank Facility $650.0 million, including: (i) $365.0 million in drawn Revolver; and (ii) $285.0 million in Term Loan.  As of December 31, 2010, the Company had $3.8 million in cash and cash equivalents. As of December 31, 2010, the undrawn amount of the Revolver was $284.3 million. The amount of the Revolver available to the Company, however, is a function of covenant compliance at the time of borrowing. Based on the Company’s financial covenant analysis as of December 31, 2010, the Company would be limited to borrowings significantly less than the undrawn limit unless such borrowings were used to repay indebtedness or for transactions that increase cash flow for purposes of covenant calculation.

On March 11, 2010, the Company amended its Bank Facility (the “Amendment”). The Company is required to maintain certain financial covenants which are defined terms with the agreement, including: (i) a maximum Consolidated Leverage Ratio that decreases quarterly in 2011 from a ratio of 6.75 times as of March 31, 2011 to a ratio that will not exceed six times as of December 31, 2011 and thereafter; and (2) a minimum ratio of Consolidated Operating Cash Flow to Consolidated Interest Charges of two times.  Management believes the Company is in compliance with all financial covenants and all other terms of the Bank Facility as of December 31, 2010.

In addition, certain key terms as defined within the Bank Facility were revised as follows:

•                  Depending on the Consolidated Leverage Ratio (Consolidated Funded Indebtedness to Consolidated Operating Cash Flow), the Company may elect an interest rate equal to: (1) the Eurodollar Rate plus fees that can range from 0.5% to 2.5%; or (2) the Base Rate plus fees that can range from 0.0% to 1.5%, where the Base Rate is the highest of: (a) the Federal Funds Rate plus 0.5%; (b) the Eurodollar Rate plus 1.0%; and (c) the Prime Rate.

•                  During periods when the Consolidated Leverage Ratio exceeds six times (defined in the Bank Facility as a “Restricted Period”), the Company is: (a) restricted in its ability to take certain actions, including but not limited to, the payment of dividends, the repurchase of its stock; and (b) subject to additional limitations on acquisitions and investments.  As of December 31, 2010, the Consolidated Leverage Ratio was less than six times.

•                  The Company pays a commitment fee that varies, depending on the Company’s Consolidated Leverage Ratio and the amount of the unused commitment, to a maximum of 0.50% per year on the average unused balance of the Revolver.

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

The Bank Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly-owned subsidiaries. In addition, the Bank Facility, as amended, is secured by a lien on all of the Company’s assets, other than real property.

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

The weighted average interest rate under the senior debt as of December 31, 2010 and 2009, before taking into account the subsequent year’s impact of the Company’s outstanding derivative interest rate instruments, was 1.4% as of each period.

(B) 7.625% Senior Subordinated Notes

The following table presents for the periods indicated: (1) the amount of gain or loss recorded on the extinguishment of the Notes; and (2) the amount of Notes retired:

	For The Years Ended December 31,
	2010	2009	2008
	(amounts in thousands)

Gain on debt extinguishment	$—	$(21,649)	$(7,867)
Write-off of deferred financing costs	62	844	918
Net (gain) loss on debt extinguishment	$62	$(20,805)	$(6,949)

Amount of Notes retired	$6,579	$76,921	$66,500

In March 2002, the Company issued $150.0 million in Notes due March 1, 2014 and received net proceeds of $145.7 million. There was approximately $4.3 million in deferred offering costs recorded in connection with the sale, which was amortized to interest expense over the life of the Notes using the effective interest rate method. Interest on the Notes accrued at the rate of 7.625% per annum. Effective March 1, 2010, the Notes were redeemable at a redemption price of 100.0% of their principal amount plus accrued interest. The Notes were unsecured and ranked junior to the Company’s senior indebtedness. In addition to the parent, Entercom Communications Corp., all of the Company’s other subsidiaries (the “Subsidiary Guarantors”) fully and unconditionally guaranteed jointly and severally these Notes (see Note 7 (G) Guarantor And Non-Guarantor Financial Information).

(C) Financing Method Lease Obligations

In September 2009, the Company entered into an agreement to sell certain tower facilities and lease back most of these tower sites for use by the Company’s radio stations.  This transaction is accounted for under the financing method as described more fully under Note 8.

(D) Interest Rate Transactions

The Company enters into interest rate transactions with different lenders to diversify its risk associated with interest rate fluctuations against the variable rate debt under the Bank Facility. See Note 9 for the accounting for these transactions. Under these transactions, the Company agrees with other parties (participating members of the Company’s Bank Facility) to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt.

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

(E) Aggregate Principal Maturities

Aggregate principal maturities on the Company’s outstanding debt are as follows:

		Finance
		Method
	Senior	Lease
	Debt	Obligations	Total
	(amounts in thousands)
Years ending December 31:
2011	$165,026	—	$165,026
2012	485,029	—	485,029
2013	30	12,610	12,640
2014	28	—	28
2015	5	—	5
Thereafter	30	—	30
Total	$650,148	$12,610	$662,758

(F) Outstanding Letters Of Credit

The Company is required to maintain a letter of credit, primarily in connection with insurance coverage as described in Note 10.  See Note 7 (A) for the amount of the outstanding letter of credit.

(G) Guarantor and Non-Guarantor Financial Information

Entercom Radio, LLC (“Radio”), which is a wholly-owned subsidiary of Entercom Communications Corp., holds the ownership interest in various subsidiary companies that own the operating assets, including broadcasting licenses, permits and authorizations.  Radio (1) is the borrower of the Company’s senior debt under the Bank Facility, described in Note 7(A); and (2) was the borrower of the Company’s Notes, described in Note 7(B).  Entercom Communications Corp. and each of its direct and indirect subsidiaries (other than Radio) is a guarantor under its Bank Facility and Entercom Communications Corp. and each of its direct and indirect subsidiaries (other than Radio) was a guarantor under its Notes.

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

Under the Bank Facility, Radio is permitted to make distributions to Entercom Communications Corp. in amounts as defined, which were required to pay Entercom Communications Corp.’s reasonable overhead costs, including income taxes and other costs associated with conducting the operations of Radio and its subsidiaries.

Under the Company’s Notes, Radio was permitted to make distributions to Entercom Communications Corp. in amounts, as defined, that were required to pay Entercom Communications Corp’s overhead costs and other costs associated with conducting the operations of Radio and its subsidiaries.

8.             FINANCING METHOD LEASE OBLIGATIONS

During the fourth quarter of 2009, the Company completed the sale of certain tower facilities for $12.6 million in cash.  At the same time, the Company entered into leases for space on the towers at most of these sites for use by the Company’s radio stations. The Company classified this transaction under the financing method as the agreement provides for an earn-out whereby the Company can receive additional cash consideration of up to $2.0 million after 42 months, depending on whether the buyer meets certain revenue targets.

The sale did not qualify for sale and leaseback accounting as the Company’s ability to share in a future earn-out is considered continuing involvement under accounting guidance. Under the financing method: (1) the assets and accumulated depreciation remain on the consolidated balance sheet and continue to be depreciated; (2) no gain is recognized; (3) proceeds of $12.6 million received by the Company from these transactions are recorded as a financing liability; and (4) transaction costs of $0.2 million are recorded as deferred financing expense, which is amortized over 42 months.

Payments under these leases over the partial lease term of 42 months are applied as payments of imputed interest at an approximate interest rate of 5.5%. Once the Company has no continuing involvement, the Company expects to apply the accounting provisions for sale and leaseback accounting. The earn-out component of this transaction will enable the Company to participate in the upside potential of these sites as the new owner (whose primary business is managing tower sites) is better suited to maximize the value of these sites through new third-party tenants.

The following table presents future minimum interest and principal payments due under financing method leases:

	December 31, 2010
	Principal	Interest	Total
	(amounts in thousands)
Years ending December 31,
2011	$—	$725	$725
2012	—	747	747
2013	12,610	385	12,995
2014	—	—	—
2015	—	—	—
Total financing method lease obligations	12,610	1,857	14,467
Less current portion	—	725	725
Long term financing method lease obligations, net	$12,610	$1,132	$13,742

The following table presents property and equipment held under financing method leases, by major category, which represent components of property and equipment included in the balance sheet under property and equipment, as of the periods presented:

	December 31,
	2010	2009
	(amounts in thousands)

Land and land improvements	$843	$843
Building	358	358
Leasehold improvements	11	32
Equipment	3,863	3,863
Leasehold premium	885	885
Total	5,960	5,981
Less accumulated depreciation	(4,394)	(4,180)
Property and equipment held under financing method leases, net	$1,566	$1,801

See Note 7 for the amount of financing method lease obligations outstanding as of December 31, 2010 and 2009.

The following table presents, for the periods indicated, the amount of: (1) depreciation expense attributable to assets held under financing method leases; and (2) the interest expense associated with financing method lease obligations:

	Years Ended December 31,
	2010	2009
	(amounts in thousands)

Interest expense for financing method lease obligations	$701	$67
Depreciation expense attributable to assets held under financing method	$214	$62

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

The fair value of these derivatives is determined using observable market based inputs (a Level 2 measurement, as described in Note 17) and the impact of credit risk on a derivative’s fair value (the creditworthiness of the transaction’s counterparty for assets and the creditworthiness of the Company for liabilities).

Hedge Accounting Treatment

During the year ended December 31, 2008, the Company entered into interest rate derivative transactions in the aggregate notional amount of $550.0 million, which were designated as a hedge against the Company’s variable rate senior debt. During the period of the hedging relationship, the Company’s variable rate debt is expected to be greater than the notional amount of the derivative rate hedging transactions. These transactions are tied to the one-month Eurodollar London Interbank Offered Rate (“LIBOR”) interest rate. Under a fixed rate swap, the Company pays a fixed rate on a notional amount to the lender, and the lender pays to the Company a variable rate on the notional amount equal to the Company’s Eurodollar borrowing rate.  A collar establishes two separate agreements: an upper limit, or Cap, and a lower limit, or Floor, for the Company’s Eurodollar borrowing rate.

During the years ended December 31, 2010 and 2009, the Company had outstanding the aggregate notional amounts of $475.0 million and $550.0 million, respectively, of cash flow interest rate transactions that were hedged against the Company’s variable rate senior debt.  In accordance with the terms of a Swap agreement dated January 28, 2008, the notional amount decreased from $225.0 million to $150.0 million on January 28, 2010 thereby eliminating a notional amount of $75.0 million with a fixed LIBOR of 3.03%.

As of December 31, 2010, the Company had the following derivatives outstanding:

Type					Fixed
Of	Notional	Effective			LIBOR		Expiration
Hedge	Amount	Date		Collar	Rate		Date
	(amounts
	(in millions)

Swap	$150.0	January 28, 2008		n/a	3.03%		January 28, 2011
Collar	100.0	February 28, 2008	[	Cap	4.00%	]	February 28, 2011
				Floor	2.14%
Swap	125.0	March 28, 2008		n/a	2.91%		September 28, 2011
Swap	100.0	May 28, 2008		n/a	3.62%		May 28, 2012
Total	$475.0

The following is a summary of the gains (losses) related to the Company’s cash flow hedges for the periods indicated:

	Years Ended December 31,
Description	2010	2009	2008
	(amounts in thousands)

Type Of Derivative Designated As A Cash Flow Hedge	Interest Rate	Interest Rate	Interest Rate
Amount Of Gain (Loss) Recognized In Other Comprehensive Income (Loss) (“OCI”)	$6,155	$1,830	$(15,262)
Location Of Gain (Loss) Reclassified From OCI To Statement Of Operations	Interest Expense	Interest Expense	Interest Expense
Amount Of Gain (Loss) Reclassified From OCI To Statement Of Operations	$—	$—	$—
Location Of Gain (Loss) In Statement Of Operations	Interest Expense	Interest Expense	Interest Expense
Amount Of Gain (Loss) In Statement Of Operations Due To Ineffectiveness	$—	$—	$34

The gains and losses were recorded to the statement of comprehensive income (loss) as these derivatives qualified for hedge accounting treatment (see Note 15 for the net change in the fair value). The fair value of these derivatives was determined using observable market-based inputs (a Level 2 measurement as described under Note 17) and the impact of the credit risk on a derivative’s fair value (the creditworthiness of the transaction’s counterparty for assets and the creditworthiness of the Company for liabilities).

The Company does not expect to reclassify any portion of this amount to the statement of operations over the next twelve months.

The following table presents the accumulated derivative gain (loss) recorded in the statements of other comprehensive income (loss) as of the periods indicated:

	Fair Value Of Accumulated Derivatives Outstanding
	December 31,
	2010	2009	2008
	Assets (Liabilities)
	(amounts in thousands)

Beginning Balance	$(13,432)	$(15,262)	$—
Net unrealized gain (loss) on derivatives, net of taxes (benefit)	6,155	1,830	(15,262)
Ending Balance	$(7,277)	$(13,432)	$(15,262)

The following is a summary of the fair value of the derivatives outstanding as of the periods indicated:

		Fair Value
		December 31,	December 31,
	Balance Sheet	2010	2009
	Location	Asset (Liability)
		(amounts in thousands)
Designated Derivatives
Interest rate hedge transactions	Current liabilities	$(2,958)	$—
Interest rate hedge transactions	Other long-term liabilities	$(4,319)	$(13,432)

Non-Hedge Accounting Treatment

The Company had a derivative rate transaction with a notional amount of $30.0 million and an initial term of ten years that expired in February 2008.  This interest rate transaction effectively fixed the interest at a rate of 5.8% on borrowing equal to the total notional amount. For the year ended December 31, 2008, the Company recorded to the consolidated statement of operations, a gain of less than $0.1 million under net gain on derivative instruments. In addition, the Company has reflected this amount in the consolidated statement of cash flows under net cash provided by operating activities.

10.          CONTINGENCIES, GUARANTOR ARRANGEMENTS AND COMMITMENTS

Contingencies

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings.  Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial position, results of operations or cash flows.

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

The Company could face increased costs in the form of fines and a greater risk that the Company could lose any one or more of its broadcasting licenses if the FCC concludes that programming broadcast by a Company station was obscene, indecent or profane and such conduct warrants license revocation.  The FCC’s authority to impose a fine for the broadcast of such material is $325,000 for a single incident, with a maximum fine of up to $3,000,000 for a continuing violation. In the past, the FCC has issued Notices of Apparent Liability and a Forfeiture Order with respect to several of the Company’s stations proposing fines for certain programming which the FCC deemed to have been indecent. These cases are the subject of pending administrative appeals. The FCC has also investigated other complaints from the public that some of the Company’s stations broadcast indecent programming.  These investigations remain pending.  The FCC initiated an investigation into the incident that was the subject of the lawsuit described above.   The Company has determined that, at this time, the amount of potential fines and penalties is not fixed or determinable.

The Company has filed on a timely basis renewal applications for those radio stations with radio broadcasting licenses that are subject to renewal with the FCC. The Company’s costs to renew its licenses with the FCC are nominal and are expensed as incurred rather than capitalized.  Certain licenses were not renewed prior to the renewal date. The Company continues to operate these radio stations under their existing licenses until the licenses are renewed.  The FCC may delay the renewal pending the resolution of open inquiries. The affected stations are, however, authorized to continue operations until the FCC acts upon the renewal applications.

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

Commitments

Pending Acquisition: San Jose, California

In December 2010, the Company entered into an asset purchase agreement (“APA”) to purchase the assets of KUFX-FM, a radio station serving the San Jose, California, radio market, for $9.0 million in cash.  A deposit of $1.4 million was paid into an escrow account in December 2010.  Concurrently with entering into the APA, the Company also entered into a TBA and commenced operations on January 19, 2011.

With the commencement of the TBA, the Company began simulcasting the format of KUFX-FM on KUZX-FM (call letters were formerly KDFC-FM) (one of three radio stations owned and operated by the Company in the San Francisco market), thereby providing a complement to the signal coverage of the KUFX-FM format into the northern portion of the San Francisco metropolitan market.

During the period of the TBA, the Company includes the net revenues and station operating expenses associated with operating the San Jose station in the Company’s consolidated financial statements. In addition the Company incurs a TBA fee estimated at $0.3 million per month.   The Company expects to complete the acquisition of this station during the first half of 2011.

Management considered the accounting guidelines for variable interest entities, which require that the primary beneficiary consolidate the entity into its financial statements during the period prior to acquisition.  As a result of this review, the Company determined that since the Company was not the primary beneficiary of this entity, the Company did not meet the requirements to include the entity in its consolidated financial statements.

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

The Company completed closing in 2009 on all of the tower sites (for further discussion, see Note 8).

Termination Of Pending Disposition Of Radio Station In Portland, Oregon

In January 2009, the Company received $0.4 million as liquidated damages from a buyer as a result of the termination by the buyer of an asset purchase agreement and related TBA with the Company for the sale of KTRO-AM (formerly KKSN-AM).

Other

Rental expense is incurred principally for office and broadcasting facilities. Certain of the leases contain clauses that provide for contingent rental expense based upon defined events such as cost of living adjustments and/or maintenance costs in excess of pre-defined amounts.  Rental expense does not include any payments made in connection with financing method lease obligations as described under Note 8, Financing Method Lease Obligations.

The following table provides the Company’s rent expense for the periods indicated:

	For The Years Ended December 31,
	2010	2009	2008
	(amounts in thousands)

Rental Expense	$12,072	$12,427	$12,424

The Company also has various commitments under the following types of contracts: (1) operating leases; (2) sports programming; (3) on-air talent; (4) music royalty fees; and (5) other contracts with aggregate minimum annual commitments as of December 31, 2010 as follows:

		Programming
	Operating	and Related
	Leases	Contracts	Total
	(amounts in thousands)
Years ending December 31:
2011	$12,408	$74,656	$87,064
2012	11,691	56,162	67,853
2013	10,782	41,123	51,905
2014	9,307	23,660	32,967
2015	7,959	18,029	25,988
Thereafter	28,617	18,000	46,617
	$80,764	$231,630	$312,394

Guarantor Arrangements

The Company recognizes, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The following is a summary of agreements that the Company has determined are within the scope of guarantor arrangements:

•                  The Company enters into indemnification agreements in the ordinary course of business. Under these agreements, the Company typically indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes that the estimated fair value of these agreements is minimal. Accordingly, the Company has not recorded liabilities for these agreements as of December 31, 2010.

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

Financial Statements Of Parent As Guarantor

The condensed financial data of Entercom Communications Corp., excluding all subsidiaries (the “Parent Company”), has been prepared in accordance with Rule 12-04 of Regulation S-X.  The parent company’s financial data includes the financial data of Entercom Communications Corp., excluding all subsidiaries.

The Parent Company’s condensed financial data (other than the statements of shareholders’ equity as these statements are not condensed) has been prepared using the same accounting principles and policies described in the notes to the financial statements, with the only exception that the Parent Company accounts for its investment in its subsidiaries using the equity method.

Radio, which is a wholly-owned subsidiary of the Parent Company, holds the ownership interest in various subsidiary companies that own the operating assets, including broadcasting licenses, permits, authorizations and cash royalties.  Radio (1) is the borrower of the Company’s Bank Facility as described in Note 7(A); and was the borrower of the Company’s Notes, described in Note 7(B).  The Parent Company and each of its direct and indirect subsidiaries (other than Radio) is a guarantor of the Bank Facility and was the guarantor of the Company’s Notes.

Under the Bank Facility, Radio is permitted to make distributions to the Parent Company in amounts, as defined, which are required to pay the Parent Company’s reasonable overhead costs, including income taxes and other costs associated with conducting the operations of Radio and its subsidiaries.  Similar restrictions applied to the Notes when they were outstanding.

The following tables set forth the condensed financial data (other than the statements of shareholders’ equity as these statements are not condensed) of the Parent Company:

•                  the balance sheets as of December 31, 2010 and 2009;

•                  the statements of operations for the years ended December 31, 2010, 2009 and 2008;

•                  the statements of comprehensive income (loss) for the years ended December 31, 2010, 2009 and 2008;

•                  the statements of shareholders’ equity for the years ended December 31, 2010, 2009 and 2008; and

•                  the statements of cash flows for the years ended December 31, 2010, 2009 and 2008.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED PARENT COMPANY BALANCE SHEETS

(amounts in thousands)

	2010	2009
ASSETS

Current Assets	$1,899	$17,713
Property And Equipment - Net	493	739
Deferred Charges And Other Assets - Net	3,839	2,545
Investment In Subsidiaries	184,738	131,309
TOTAL ASSETS	$190,969	$152,306

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities	$8,767	$27,649
Long Term Liabilities	11,535	10,705
Total Liabilities	20,302	38,354
Shareholders’ Equity:
Class A, B and C Common Stock	381	372
Additional Paid-In Capital	592,643	588,622
Accumulated Deficit	(415,080)	(461,610)
Accumulated Other Comprehensive Loss	(7,277)	(13,432)
Total shareholders’ equity	170,667	113,952
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$190,969	$152,306

ENTERCOM COMMUNICATIONS CORP.

CONDENSED PARENT COMPANY INCOME STATEMENTS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2010	2009	2008

NET REVENUES	$626	$632	$626

OPERATING (INCOME) EXPENSE:
Depreciation and amortization expense	1,287	1,389	1,255
Corporate general and administrative expenses	21,811	22,733	26,763
Net gain on sale or disposal of assets	(63)	(5)	—
Total operating expense	23,035	24,117	28,018
OPERATING LOSS	(22,409)	(23,485)	(27,392)

OTHER (INCOME) EXPENSE:
Interest expense	1	16	—
Interest and dividend income	—	(1)	(1)
Other income	(49)	(380)	(3,339)
(Income) loss from equity investment in subsidiaries	(89,392)	(22,989)	725,199
TOTAL OTHER (INCOME) EXPENSE	(89,440)	(23,354)	721,859

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	67,031	(131)	(749,251)

INCOME TAXES (BENEFIT)	20,595	(5,529)	(232,600)
NET INCOME (LOSS)	$46,436	$5,398	$(516,651)

ENTERCOM COMMUNICATIONS CORP.

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2010	2009	2008

NET INCOME (LOSS)	$46,436	$5,398	$(516,651)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES (BENEFIT)

Net unrealized gain on investments, net of taxes	—	—	132

Net unrealized gain (loss) on derivatives, net of taxes (benefit)	6,155	1,830	(15,262)

COMPREHENSIVE INCOME (LOSS)	$52,591	$7,228	$(531,781)

ENTERCOM COMMUNICATIONS CORP.

PARENT COMPANY STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(amounts in thousands, except share data)

						Retained	Accumulated
	Common Stock				Additional	Earnings	Other
	Class A		Class B		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Balance, December 31, 2007	31,132,700	$311	7,607,532	$76	$595,915	$64,597	$(132)	$660,767
Net loss	—	—	—	—	—	(516,651)	—	(516,651)
Compensation expense related to granting of stock options	—	—	—	—	425	—	—	425
Compensation expense related to granting of restricted stock units	478,075	5	—	—	8,236	—	—	8,241
Issuance of common stock related to an incentive plan	72,092	1	—	—	328	—	—	329
Common stock repurchase	(2,073,518)	(21)	—	—	(13,923)	—	—	(13,944)
Purchase of vested employee restricted stock units	(130,161)	(1)	—	—	(1,374)	—	—	(1,375)
Payments of dividends of $0.58 per share	—	—	—	—	(7,282)	(14,301)	—	(21,583)
Net dividend equivalents on restricted stock units (net of forfeitures)	—	—	—	—	—	(822)	—	(822)
Net unrealized loss on derivatives	—	—	—	—	—	—	(15,262)	(15,262)
Net unrealized gain on investments	—	—	—	—	—	—	132	132
Balance, December 31, 2008	29,479,188	295	7,607,532	76	582,325	(467,177)	(15,262)	100,257
Net income	—	—	—	—	—	5,398	—	5,398
Conversion of Class B common stock to Class A common stock	150,000	1	(150,000)	(1)	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	485	—	—	485
Compensation expense related to granting of restricted stock units	796,824	8	—	—	6,380	—	—	6,388
Issuance of common stock related to an incentive plan	74,369	—	—	—	97	—	—	97
Common stock repurchase	(662,664)	(7)	—	—	(882)	—	—	(889)
Purchase of vested employee restricted stock units	(82,556)	—	—	—	(104)	—	—	(104)
Forfeitures of dividend equivalents	—	—	—	—	—	169	—	169

ENTERCOM COMMUNICATIONS CORP.

PARENT COMPANY STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(amounts in thousands, except share data)

						Retained	Accumulated
	Common Stock				Additional	Earnings	Other
	Class A		Class B		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Realization of tax benefit for dividend equivalent payments	—	—	—	—	321	—	—	321
Net unrealized gain on derivatives	—	—	—	—	—	—	1,830	1,830
Balance, December 31, 2009	29,755,161	297	7,457,532	75	588,622	(461,610)	(13,432)	113,952
Net income	—	—	—	—	—	46,436	—	46,436
Conversion of Class B common stock to Class A common stock	90,000	1	(90,000)	(1)	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	549	—	—	549
Compensation expense related to granting of restricted stock units	941,213	10	—	—	4,969	—	—	4,979
Exercise of stock options	97,725	1	—	—	129	—	—	130
Purchase of vested employee restricted stock units	(183,531)	(2)	—	—	(1,626)	—	—	(1,628)
Forfeitures of dividend equivalents	—	—	—	—	—	94	—	94
Net unrealized gain on derivatives	—	—	—	—	—	—	6,155	6,155
Balance, December 31, 2010	30,700,568	$307	7,367,532	$74	$592,643	$(415,080)	$(7,277)	$170,667

ENTERCOM COMMUNICATIONS CORP.

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2010	2009	2008

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$661	$(26,769)	$(16,073)

INVESTING ACTIVITIES:
Additions to property and equipment	(36)	(209)	(449)
Deferred charges and other assets	(325)	(106)	(1,072)
Proceeds from investments in subsidiaries	8,698	83,563	92,046
Net cash provided by investing activities	8,337	83,248	90,525

FINANCING ACTIVITIES:
Retirement of senior subordinated notes	(6,579)	(55,272)	(58,633)
Purchase of the Company’s common stock	—	(889)	(13,944)
Proceeds from issuance of employee stock plan	—	82	278
Proceeds from the exercise of stock options	130	—	—
Purchase of vested restricted stock units	(1,628)	(104)	(1,375)
Payment of dividend equivalents on vested restricted stock units	(874)	(756)	(917)
Realization of tax benefit for dividend equivalents payments	—	321	—
Net cash used in financing activities	(8,951)	(56,618)	(74,591)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47	(139)	(139)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	366	505	644
CASH AND CASH EQUIVALENTS, END OF YEAR	$413	$366	$505

Accounting Policies

The Parent Company follows the accounting policies as described in Note 2 to the consolidated financial statements of Entercom Communications Corp.

Debt — For a discussion of debt obligations of the Company, refer to Note 7 in the consolidated financial statements included elsewhere herein.

Commitments and Contingencies — For a discussion of the commitments and contingencies of the Company, refer to this note.

For further information, reference should be made to the notes to the consolidated financial statements of the Company.

11.          SHAREHOLDERS’ EQUITY

Conversion Of Class B Common Stock

Shares of Class B common stock are transferable only to Joseph M. Field, David J. Field, certain of their family members or trusts for any of their benefit. Upon any other transfer, shares of Class B common stock automatically convert into shares of Class A common stock on a one-for-one basis.

During the years ended December 31, 2010 and 2009, Joseph M. Field contributed to charitable entities 90,000 shares and 150,000 shares, respectively. Upon the transfer of the stock, the shares were automatically converted to shares of Class A common stock.

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

The following table presents a summary of the Company’s dividend activity for the period from January 1, 2008 through September 30, 2008:

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

The following table presents the amounts accrued and unpaid on unvested RSUs as of the periods indicated:

	Balance Sheet	December 31,
	Location	2010	2009
		(amounts in thousands)

Short-term dividend equivalent liability	Other current liabilities	$522	$1,010
Long-term dividend equivalent liability	Other long-term liabilities	276	753
Total dividend equivalent liability		$798	$1,763

The following table presents: (a) the amount of dividend equivalents that were paid to the holders of RSUs that vested; and (b) the amount of tax benefit that was recorded to paid-in capital. The tax benefit from the amount paid is considered a windfall tax benefit that will be recorded to paid-in capital when realized.

	For The Years Ended December 31,
	2010	2009	2008
	(amounts in thousands)

Dividend equivalents paid	$874	$756	$917
Tax benefit recognized to paid-in capital (1)	$—	$—	$321

(1)                                  Due to the expected realization of the federal net operating loss carryback from 2008 to earlier years (see Note 14 for further discussion), in 2009 the Company recorded a tax benefit to paid-in capital for the amount paid in 2008 to the holders of RSUs that vested during the year ended December 31, 2008.

Deemed Repurchases Of Vested RSUs

Upon vesting of an RSU, a tax obligation is created for both the employer and the employee. Unless an employee elects to pay their tax withholding obligations in cash, the Company withholds shares of stock in an amount sufficient to cover the employee’s tax withholding obligations.  The withholding of these shares by the Company is deemed to be a repurchase of its stock.

The following table presents for the periods indicated: (1) the shares of stock the Company was deemed to have repurchased; and (2) the amounts that the Company recorded as a financing activity in the consolidated statements of cash flows:

	For The Years Ended December 31,
	2010	2009	2008
	(amounts in thousands)
Shares of stock deemed repurchased	182	83	130
Amount recorded as financing activity	$1,628	$104	$1,375

Company Share Repurchase Programs

The Company’s Board of Directors has authorized in the past, and may authorize in the future, share repurchase programs for the purchase of Class A common stock over a defined period of time. Such authorizations may be limited by an Amendment to the Company’s Bank Facility that was entered into during March 2010. See Note 7 for further discussion.

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

Expired Share Repurchase Program

The Company’s share repurchase program expired on June 30, 2009.

The following table provides the summary of the Company’s repurchase of common stock for the periods indicated:

	Years Ended
	December 31,
	2009	2008
	(amounts in thousands,
	except per share data)
Number of shares repurchased	663	2,074
The total cost to repurchase	$889	$13,944
Average repurchase price per share	$1.34	$6.72

Employee Stock Purchase Plan

The Company’s employee stock purchase plan expired on March 31, 2009 and was not renewed.

For the periods indicated, the following table provides the number of shares purchased by employees through this program:

	Years Ended
	December 31,
	2009	2008
	(amounts in thousands)
Number of shares repurchased	81	71

12.          SHARE-BASED COMPENSATION

Equity Compensation Plan

Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.  The RSUs and options that have been issued generally vest over periods of up to four years. The options expire ten years from the date of grant. The Company issues new shares of Class A common stock upon the exercise of stock options and the later of vesting or issuance of RSUs.

On January 1 of each year, the number of shares of Class A common stock authorized under the Plan is automatically increased by 1.5 million, or a lesser number as may be determined by the Company’s Board of Directors. On January 1, 2011, the shares available for grant automatically increased by 1.5 million to 3.1 million shares.

The Plan includes: (a) a sub-limit for RSUs of 3.0 million shares (exclusive of certain RSU grants); and (b) certain performance criteria for purposes of satisfying expense deduction requirements for income tax purposes.

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

RSU Activity

The following table presents for the periods indicated: (1) RSUs issued, net of forfeitures; (2) the increase (decrease) to paid-in capital over the vesting period of the RSUs; (3) the number of RSUs that were both vested and released; and (4) the unamortized compensation expense, net of forfeitures, related to unvested RSUs:

	Years Ended December 31,
	2010		2009		2008
	Shares	Amount	Shares	Amount	Shares	Amount
	(amounts in thousands)

RSUs issued	1,024	$11,361	177	$311	529	$6,421
RSUs forfeited	(85)	(1,242)	(92)	(2,590)	(51)	(1,300)
RSUs issued under OEP	—	—	712	1,188	—	—
Modification expense to existing RSUs	—	—	—	245	—	6
Net RSUs issued and increase (decrease) to paid-in capital	939	$10,119	797	$(846)	478	$5,127

RSUs vested and released	527		301		464
Unamortized compensation expense, net of estimated forfeitures		$11,452

A summary of the changes in RSUs under the Company’s Plan during the year ended December 31, 2010 is as follows:

		Number		Weighted	Aggregate
		Of	Weighted	Average	Intrinsic
		Restricted	Average	Remaining	Value As Of
		Stock	Purchase	Contractual	December 31,
	Period Ended	Units	Price	Term	2010

RSUs outstanding as of:	December 31, 2009	1,917,533
RSUs awarded		1,023,586
RSUs released		(527,322)
RSUs forfeited		(84,623)
RSUs outstanding as of:	December 31, 2010	2,329,174	$—	1.7	$26,971,834

RSUs vested and expected to vest as of:	December 31, 2010	2,103,391	$—	1.6	$23,386,041
RSUs exercisable (vested and deferred) as of:	December 31, 2010	83,871	$—	—	$971,226

Weighted average remaining recognition period in years		2.4

RSUs With Service And Market Conditions

During the fourth quarter of 2010, the Company issued RSUs with service and market conditions where these shares vest upon the performance of the Company’s stock over a defined measurement period. The market condition allows for vesting of portions of the award if certain shareholder performance targets are met. The compensation expense is recognized even if the market conditions are not satisfied and are only reversed in the event the service period is not fulfilled.

During the first quarter of 2009, the Company modified certain RSUs with market conditions by removing the market condition. The modification expense will be recognized over a revised service period.

The following table presents certain information for RSUs with market conditions for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
	(amounts in thousands, except years)

RSUs Granted With Market Conditions
Number of RSUs issued	300	—	—
Fair value per share of RSUs issued	$3,219	$—	$—
Amortization period of grant in years	1.6 - 2.0	—	—

Reconciliation Of RSUs With Market Conditions
Beginning of period balance	113	318	318
Number of RSUs granted	300	—	—
Number of RSUs forfeited	(57)	(25)	—
Number of RSUs vested	(56)	—	—
Number of RSUs modified to remove market conditions	—	(180)	—
End of period balance	300	113	318

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

Expected Dividend Yield - The Company calculated the expected dividend yield at the time of grant based upon the Company’s most recent history and the Company’s stock price on the date of grant.

The specific assumptions used for this valuation are as follows:

Year
Ended
December 31,
2010

Expected Volatility Structure	59% to 78%
Risk Free Interest Rate	0.1% to 1.1%
Expected Dividend Yield	0.0%

Options

Option Activity

The following table presents for the periods indicated: (1) the range of option exercise prices for options issued, which options were all issued at an exercise price of not less than market value; (2) number of options granted, which generally vest over a four-year period and expire ten years from the date of grant; (3) the weighted average fair value of each option granted; (4) the intrinsic value of options exercised; (5) cash received from options exercised; and (6) the accumulated unrecognized compensation costs related to unvested stock options, net of forfeitures, that are expected to be amortized in future periods over a weighted average period that is identified in another table under Note 12.

	Years Ended December 31,
	2010		2009		2008
	(amounts in thousands, except per share amounts)
Other Option Disclosures	Price Range		Price Range		Price Range
Price range of options issued	$12.08	$12.08	$1.34	$6.62	$2.76	$12.31

	Shares	Shares	Shares
Number of options issued	3	1,086	190
Fair value of options issued	$7.84	$0.78	$0.77

	Amount	Amount	Amount
Intrinsic value of options exercised	$899	$—	$—
Cash received from exercise price of options exercised	$131	$—	$—
Tax benefit from options exercised, before impact of valuation allowance	$52	$—	$—
Accumulated unrecognized compensation cost	$587

The following table presents the option activity during the year ended December 31, 2010 under the Company’s stock option plan:

				Weighted	Intrinsic
			Weighted	Average	Value
			Average	Remaining	As of
		Number of	Exercise	Contractual	December 31,
	Period Ended	Options	Price	Term	2010

Options outstanding as of:	December 31, 2009	1,148,032	$3.13
Options granted		2,500	12.08
Options exercised		(97,725)	1.34
Options forfeited		(52,342)	1.68
Options expired		(17,315)	25.26
Outstanding as of:	December 31, 2010	983,150	$3.02	7.9	$9,352,941

Options vested and expected to vest as of:	December 31, 2010	923,945	$3.10	7.9	$8,763,819
Options vested and exercisable as of:	December 31, 2010	206,107	$8.15	7.0	$1,637,563
Weighted average remaining recognition period in years:		2.1

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2010:

		Options Outstanding			Options Exercisable
		Number Of	Weighted		Number Of
		Options	Average	Weighted	Options	Weighted
		Outstanding	Remaining	Average	Exercisable	Average
		December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Prices		2010	Life	Price	2010	Price
$1.34	$1.34	898,900	8.1	$1.34	156,214	$1.34
$2.02	$12.08	55,000	7.9	$8.96	20,643	$9.81
$33.90	$47.82	16,250	1.9	$39.56	16,250	$39.56
$48.00	$48.21	13,000	1.4	$48.03	13,000	$48.03
		983,150	7.9	$3.02	206,107	$8.15

Valuation Of Options

The fair value of each option grant, using the Black-Scholes option-pricing model, was estimated on the date of each grant. The following table presents the range of the estimated assumptions used to determine the fair value over the periods indicated:

	Years Ended December 31,
	2010	2009	2008
Expected life (years)	6.3	6.3	6.3
Expected volatility factor (%)	69.2%	54.9% to 68.0%	30.9% to 39.3%
Risk-free interest rate (%)	3.0%	2.2% to 3.3%	2.7% to 3.3%
Expected dividend yield (%)	0.0%	0.0%	0.0% to 14.6%

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

For options granted, the Company used the Black-Scholes option-pricing model and determined: (1) the term by using the simplified plain-vanilla method as the Company’s employee exercise history may not be indicative for estimating future exercises ; (2) a historical volatility over a period commensurate with the expected term, with the observation of the volatility on a daily basis; (3) a risk-free interest rate that was consistent with the expected term of the stock options and based on the U.S. Treasury yield curve in effect at the time of the grant; and (4) an annual dividend yield based upon the Company’s most recent quarterly dividend at the time of grant.

Recognized Non-Cash Compensation Expense

The following table summarizes recognized stock-based compensation expense related to: (1) awards of RSUs and employee stock options; and (2) purchases under the employee stock purchase plan until such plan expired on March 31, 2009:

	Years Ended December 31,
	2010	2009	2008
	(amounts in thousands)

Station operating expenses	$1,357	$1,976	$2,552
Corporate general and administrative expenses	4,171	4,912	7,304
Stock-based compensation expense included in operating expenses	5,528	6,888	9,856
Income tax benefit (net of a fully reserved valuation allowance)	—	—	(3,075)
Total stock-based compensation expense	$5,528	$6,888	$6,781

For the years ended December 31, 2010, 2009 and 2008, stock-based compensation expense consisted primarily of awards for RSUs.

On February 8, 2011, the Company granted 0.4 million RSUs to management, of which 0.3 million vest over four years and 0.1 million vest during the first quarter of 2011.

2009 Option Exchange Program

In February 2009, the Company’s Board of Directors approved an amendment to the Plan to permit a one-time Option Exchange Program (the “2009 OEP”), which amendment was approved at the May 2009 shareholders’ meeting. On April 13, 2009, the Company commenced the 2009 OEP (subject to shareholder approval) by making an offer to exchange to the Company’s eligible employees and non-employee directors. The Company offered such persons the opportunity to make an election to exchange all of their outstanding stock options with exercise prices equal to or greater than $11.80 per share for a lesser number of RSUs. The exchange ratios were as follows:

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

13.          NET INCOME (LOSS) PER COMMON SHARE

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

For the periods indicated, the following tables present the computations of basic and diluted net income (loss) per share:

	Year Ended December 31, 2010
	(amounts in thousands, except share and per share data)
			Net Income
	Net Income	Shares	Per Share
Basic net income per common share:
Income from continuing operations	$46,436	35,712,026	$1.30
Net income	$46,436	35,712,026	$1.30
Impact of equity awards		1,967,360
Diluted net income per common share:
Income from continuing operations	$46,436	37,679,386	$1.23
Net income	$46,436	37,679,386	$1.23

	Year Ended December 31, 2009
	(amounts in thousands, except share and per share data)
			Net Income
	Net Income	Shares	Per Share
Basic net income per common share:
Income from continuing operations	$5,398	35,321,431	$0.15
Net income	$5,398	35,321,431	$0.15
Impact of equity awards		1,081,369
Diluted net income per common share:
Income from continuing operations	$5,398	36,402,800	$0.15
Net income	$5,398	36,402,800	$0.15

	Year Ended December 31, 2008
	(amounts in thousands, except share and per share data)
			Net Loss
	Net Loss	Shares	Per Share
Basic net loss per common share:
Loss from continuing operations	$(512,572)	36,782,166	$(13.94)
Loss from discontinued operations, net of tax benefit	(4,079)	—	(0.11)
Net loss	$(516,651)	36,782,166	$(14.05)
Impact of equity awards		—
Diluted net loss per common share:
Loss from continuing operations	$(512,572)	36,782,166	$(13.94)
Loss from discontinued operations, net of tax benefit	(4,079)	—	(0.11)
Net loss	$(516,651)	36,782,166	$(14.05)

Incremental Shares Disclosure As Anti-Dilutive

For the periods indicated, the following table provides the incremental shares excluded as they were anti-dilutive: (1) under the treasury stock method; and (2) when reporting a net loss:

	Years Ended December 31,
Impact Of Equity Awards	2010		2009		2008
	(amounts in thousands, except per share data)
Dilutive or anti-dilutive for all potentially dilutive equivalent shares	dilutive		dilutive		anti-dilutive
Excluded shares as anti-dilutive under the treasury stock method
Price range of options excluded	$9.63	$48.21	$3.46	$48.21	$6.98	$52.05
Options excluded	66		917		2,487
RSUs with service conditions	43		748		1,070
RSUs with service and market conditions	200		56		318
Total RSUs excluded	243		804		1,388
Excluded shares as anti-dilutive when reporting a net loss	N/A		N/A		24

14.          INCOME TAXES

Effective Tax Rate - Overview

The Company’s effective income tax rate, or a tax (benefit), may be impacted by: (1) changes in the level of income in any of the Company’s taxing jurisdictions; (2) changes in the statutes and rules applicable to taxable income in the jurisdictions in which the Company operates; (3) changes in the expected outcome of income tax audits; (4) changes in the estimate of expenses that are not deductible for tax purposes; (5) income taxes in certain states where the states’ current taxable income is dependent on factors other than the Company’s consolidated net income; (6) the effect of recording changes in the Company’s liabilities for uncertain tax positions; and (7) adding facilities in states that on average have different income tax rates from states in which we currently operate and the resulting effect on previously reported temporary differences between the tax and financial reporting bases of our assets and liabilities.

As a result of cumulative losses incurred by the Company over the past several years, a deferred tax asset valuation allowance was established due to the uncertainty that the deferred tax assets would be realized in future years (after consideration for any net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill).

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

Expected And Reported Income Taxes (Benefit)

Income tax expense (benefit) computed using the United States federal statutory rates is reconciled to the reported income tax expense (benefit) as follows:

	Years Ended December 31,
	2010	2009	2008
	(amounts in thousands)

Federal statutory income tax rate	35%	35%	35%

Computed tax expense (benefit) at federal statutory rates on income (loss) before income taxes (benefit)	$23,461	$59	$(260,810)
State income tax expense (benefit), net of federal benefit	2,572	552	(32,042)
Federal tax expense associated with non-amortizable assets	19,246	—	—
Non recognition of expense due to full valuation allowance	(22,842)	(1,047)	—
Increase (decrease) in valuation allowance	—	—	59,366
Decrease in valuation allowance for change in federal net operating loss carryback rules	(149)	(6,696)	—
Change in uncertain tax positions	(2,458)	433	—
Nondeductible expenses and other	765	1,170	886
Income taxes (benefit) from continuing operations	$20,595	$(5,529)	$(232,600)

For The Year Ended December 31, 2010

The effective income tax rate was 30.7%.  The difference between the federal statutory rate of 35% and the effective tax rate was primarily due to: (1) tax expense associated with non-amortizable assets such as broadcasting licenses and goodwill; (2) non- recognition of tax expense due to a full valuation allowance; (3) a decrease in the liability for uncertain tax positions for the reasons described below under Liabilities For Uncertain Tax Positions; and (3) permanent differences that are not fully deductible for tax purposes.

For the Year Ended December 31, 2009

The Company’s tax benefit as a percentage of pre-tax loss from continuing operations was not numerically relevant. The difference between the federal statutory tax rate of 35% and the effective tax rate is primarily due to: (1) a valuation allowance; (2) state tax provisions; and (3) permanent differences that are not fully deductible for tax purposes.

The effective income tax benefit of $5.5 million primarily resulted from a change in tax legislation during the fourth quarter of 2009 that allowed net operating losses to be carried back for up to five years rather than two years. As a result, the Company applied for a tax refund in excess of $7.0 million using its 2008 net operating loss. Included in the tax refund was the realization of $0.3 million in dividend equivalent payments, which were recorded as an increase to paid-in capital. Due to the expected refund from the Internal Revenue Service, the Company’s full valuation allowance against this deferred tax asset was removed. The Company also recorded the expected refund from the Internal Revenue Service as prepaid and refundable income taxes as of December 31, 2009.

In connection with the recording of a $67.7 million impairment loss during the year ended December 31, 2009, the Company recorded an income tax benefit of $26.7 million and a full valuation allowance.

For the Year Ended December 31, 2008

The Company’s tax benefit as a percentage of pre-tax loss from continuing operations was 31.2%. The effective income tax benefit was negatively impacted by an increase of $59.4 million in the valuation allowance.

In connection with the recording of a $835.7 million impairment loss, the Company recorded an income tax benefit of $328.4 million and a full valuation allowance.

Income Tax Expense

Income tax expense (benefit) from continuing operations for the years ended December 31, 2010, 2009 and 2008 is summarized as follows:

	Years Ended December 31,
	2010	2009	2008

From continuing operations:
Current:
Federal	$(2,608)	$(6,378)	$—
State	150	849	95
Total current	(2,458)	(5,529)	95

Deferred:
Federal	19,246	—	(183,304)
State	3,807	—	(49,391)
Total deferred	23,053	—	(232,695)

Total income taxes (benefit) from continuing operations	$20,595	$(5,529)	$(232,600)

Income tax expense (benefit) from discontinued operations for the years ended December 31, 2010, 2009 and 2008 is summarized as follows:

	Years Ended December 31,
	2010	2009	2008
	(amounts in thousands)
From discontinued operations:
Current:
Federal	$—	$—	$—
State	—	—	—
Total current	—	—	—

Deferred:
Federal	—	—	(1,450)
State	—	—	(392)
Total deferred	—	—	(1,842)
Total income taxes (benefit) from discontinued operations	$—	$—	$(1,842)

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

The tax effects of significant temporary differences that comprise the net deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
	(amounts in thousands)
Deferred tax assets:
Employee benefits	$860	$1,380
Deferred compensation	438	494
Provision for doubtful accounts	1,235	1,300
Derivative financial instruments	1,169	—
Deferred income	85	310
Asset retirement obligations	115	54
Other	136	156
Total current deferred tax assets before valuation allowance	4,038	3,694
Valuation allowance	(3,261)	(2,918)
Total current deferred tax assets - net	777	776
Federal and state income tax loss carryforwards	39,288	20,131
Broadcasting licenses and goodwill	—	23,489
Share-based compensation	3,292	4,536
Investments - impairments	450	2,040
Lease rental obligations	1,343	1,353
Deferred compensation	2,735	2,092
State income tax credits	1,248	1,248
Derivative financial instruments	1,705	5,292
Other	66	591
Total non-current deferred tax assets before valuation allowance	50,127	60,772
Valuation allowance	(40,494)	(47,997)
Total non-current deferred tax assets - net	9,633	12,775
Total deferred tax assets	$10,410	$13,551

Deferred tax liabilities:
Advertiser broadcasting obligations	$(126)	$(126)
Total current deferred tax liabilities	(126)	(126)
Deferral of gain recognition on the extinguishment of debt	(7,635)	(8,197)
Property, equipment and certain intangibles (other than broadcasting licenses and goodwill)	(2,649)	(5,228)
Broadcasting licenses and goodwill	(23,053)	—
Total non-current deferred tax liabilities	(33,337)	(13,425)
Total deferred tax liabilities	$(33,463)	$(13,551)

Total net deferred tax assets (liabilities)	$(23,053)	$—

Valuation Allowance For Deferred Tax Assets

The Company decreased its valuation allowance in 2010 primarily due to a decrease in its deferred tax assets associated with broadcast licenses and goodwill as of December 31, 2010 as compared to December 31, 2009. As a result of cumulative losses incurred by the Company since 2006, a deferred tax asset valuation allowance was established due to the uncertainty that the deferred tax assets would be realized in future years (after consideration for any net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill). The valuation allowance as of December 31, 2010 and December 31, 2009 includes $2.4 million and $5.3 million, respectively, for an income tax benefit recorded in other comprehensive income (loss).

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

The Company has reported cumulative income since 2009.  If the Company were to continue to report cumulative income in 2011, the Company expects that it is reasonably possible that the valuation allowance would decrease significantly in 2011.

The following table presents the changes in the deferred tax asset valuation allowance for the periods indicated:

Year Ended	Balance At Beginning Year	Increase (Decrease) Charged/ (Credited) To Income Taxes (Benefit)	Increase (Decrease) Charged/ (Credited) To OCI	Increase (Decrease) To Balance Sheet	Balance At End Of Year
	(amounts in thousands)
December 31, 2010	$50,915	$—	$(2,458)	$(4,702)	$43,755
December 31, 2009	67,449	(6,696)	(1,181)	(8,657)	50,915
December 31, 2008	1,610	59,366	6,473	—	67,449

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

The Company classifies interest related to income tax liabilities as income tax expense, and penalties are recognized as a component of income tax expense. The income tax liabilities and accrued interest and penalties are presented as noncurrent liabilities, as payments are not anticipated within one year of the balance sheet date. These noncurrent income tax liabilities are recorded in other long-term liabilities in the consolidated balance sheets.

The Company’s liabilities for uncertain tax positions, which amounts were recorded as long-term liabilities in the balance sheets, are reflected in the following table as of the periods indicated:

	December 31,
	2010	2009
	(amounts in thousands)
Liabilities for uncertain tax positions
Tax	$1,674	$3,495
Interest and penalties	1,147	1,784
Total	$2,821	$5,279

The following table presents for the periods indicated, the expense (income) for uncertain tax positions, which amounts were reflected in the consolidated statements of operations as an increase (decrease) to income tax expense:

	Years Ended December 31,
	2010	2009	2008
	(amounts in thousands)

Tax expense (income)	$(1,821)	$736	$(37)
Interest and penalties (income)	(637)	265	132
Total income taxes (benefit) from uncertain tax positions	$(2,458)	$1,001	$95

The decrease in liabilities for uncertain tax positions for the year ended December 31, 2010 primarily reflects the expiration of statutes of limitation for certain tax jurisdictions and the conclusion of an audit with the Internal Revenue Service (the “IRS”) in 2010.  The Company reviews its estimates on a quarterly basis and any change in its liabilities for uncertain tax positions will result in an adjustment to its income tax expense in the statement of operations in each period measured.

The following table presents the gross amount of changes in unrecognized tax benefits for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
	(amounts in thousands)

Beginning of year balance	$(4,501)	$(3,406)	$(3,360)
Prior year positions
Gross Increases	—	(1,185)	(79)
Gross Decreases	2,489	—	33
Current year positions
Gross Increases	—	(308)	—
Gross Decreases	—	—	—
Settlements with tax authorities	—	—	—
Reductions due to statute lapse	338	398	—
End of year balance	$(1,674)	$(4,501)	$(3,406)

The gross amount of the Company’s unrecognized tax benefits is reflected in the above table which, if recognized, would impact the Company’s effective income tax rate in the period of recognition. As of December 31, 2009, the above table includes a liability of $0.3 million that was reflected as an offset to a deferred tax asset. The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons including the expiration of statutes of limitations, audit settlements and tax examination activities.

As of December 31, 2010, there are certain unrecognized tax benefits of $0.7 million (exclusive of interest and penalties) that over the next twelve months are subject to the expiration of various statutes of limitation.  The Company believes that the total amount of unrecognized tax benefits will decrease by this amount over the next twelve months.

Federal And State Income Tax Audits

The Company is subject to federal and state income tax audits from time to time that could result in proposed assessments. The Company cannot predict with certainty how these audits will be resolved and whether the Company will be required to make additional tax payments, which may or may not include penalties and interest. During the fourth quarter of 2010, the Company concluded an audit by the Internal Revenue Service with no proposed adjustment for the tax years of 2004 through 2008.  For most states where the Company conducts business, the Company is subject to examination for the preceding three to six years. In certain states, the period could be longer.

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

Income Tax Payments And Refunds

The following table provides the amount of income tax payments and income tax refunds for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
	(amounts in thousands)

State income tax payments	$83	$192	$22
Federal and state income tax refunds (1) (2)	$6,866	$19	$14,584

(1)                                  In 2010, tax refunds were primarily comprised of a refund resulting from federal tax legislation during the fourth quarter of 2009 that allowed the Company to carryback its 2008 net operating loss for five years rather than for two years.

(2)                                  In 2008, tax refunds were primarily comprised of: (a) $8.4 million in previously paid taxes as a result of a 2007 federal net operating loss carryback; and (b) $6.2 million in refunds related to federal and state estimated tax prepayments.

Net Operating Loss Carryforwards

In 2009, the Company utilized $5.2 million of capital loss carryovers, which was scheduled to expire in 2013.  As a result, the Company’s 2009 net operating loss carryforward (“NOL”) increased by the same amount.

The tax NOL carryforwards presented in the following table include windfall tax benefits that will be recognized for book purposes and recorded to paid-in capital only when realized. Utilization in future years of the NOL carryforwards may be subject to limitations due to the changes in ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

	December 31, 2010
	NOLs	Carryover Period
	(amounts in thousands)	(in years)

Federal NOL carryforwards	$97,035	2010 to 2030
State NOL carryforwards	$61,470	2016 to 2030
State income tax credit	$1,248	to 2017
Windfall tax benefits included in NOLs	$1,630

15.          OTHER COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) consists of net income (loss) and other items recorded directly to the equity accounts.

The following table summarizes the types of other comprehensive income (loss) recorded to the statements of comprehensive income (loss) for the periods indicated.

Other Comprehensive Income (Loss)

	Years Ended December 31,
Category	2010	2009	2008
	(amounts in thousands)
Beginning balance	$(13,432)	$(15,262)	$(132)

Investments
Net gain on investments	—	—	218
Income taxes	—	—	86
Net gain on investments, net of taxes	—	—	132

Interest Rate Derivatives
Net gain (loss) on derivatives	6,155	1,830	(15,262)
Income taxes (benefit)	2,431	721	(6,020)
Net gain (loss) on derivatives, net of taxes and before valuation allowance	3,724	1,109	(9,242)
Valuation allowance - (decrease) increase	(2,431)	(721)	6,020
Net gain (loss) on investments, net of taxes	6,155	1,830	(15,262)

Ending balance	$(7,277)	$(13,432)	$(15,262)

16.          EMPLOYEE SAVINGS AND BENEFIT PLANS

Deferred Compensation Plans

The Company provides certain of its employees and the Board of Directors with an opportunity to defer a portion of their compensation on a tax-favored basis. The obligations by the Company to pay these benefits under the deferred compensation plans represent unsecured general obligations that rank equally with the Company’s other unsecured indebtedness. Amounts deferred under these plans were included in other long-term liabilities in the consolidated balance sheets. Any change in the deferred compensation liability is recorded to general and administrative expense and to station operating expenses in the statements of operations.

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

In the fourth quarter of 2010, the Company announced that effective July 1, 2011, it intends to reinstate a discretionary matching contribution, subject to certain conditions.

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

Benefit Plan Data

The following table presents for the periods indicated certain information on employee savings and benefit plans:

	Years Ended December 31,
Benefit Plan Disclosures	2010	2009	2008
	(amounts in thousands)
Deferred compensation
Beginning of period balance	$5,173	$3,714	$2,811
Employee compensation deferrals	828	759	2,289
Employee compensation payments	(87)	(362)	(12)
Increase (decrease) in plan fair value	708	1,062	(1,374)
End of period balance	$6,622	$5,173	$3,714
401(K) savings plan expense	$—	$—	$1,794
Shares purchased under the Purchase Plan	—	76	71

17.          FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Of Financial Instruments Subject To Fair Value Measurements

The Company has determined the financial assets and liabilities subject to fair value measurement are: (1) interest rate derivative transactions as described under Note 9; (2) certain tangible and intangible assets subject to impairment testing as described in Note 4; (3) deemed deferred compensation plans as described in Note 16; (4) financial instruments as described in Note 7; (5) available for sale securities as described under Note 20; and (6) investments in cash equivalents.

The fair value is the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent to the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy assigns the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Recurring Fair Value Measurements

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of the periods indicated. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2010
	Value Measurements At Reporting Date Using
		Quoted Prices
		In Active
		Markets For	Significant
		Identical	Other	Significant
		Assets Or	Observable	Unobservable
		Liabilities	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	Assets (Liabilities)
	(amounts in thousands)
Assets
Cash equivalents (1)	$3,540	$3,540	$—	$—

Liabilities
Deferred Compensation (2)	$(6,622)	$(6,622)	$	$—
Interest Rate Cash Flow Hedges - Designated As Qualifying Instruments (3) (4)	$(2,958)	$—	$(2,958)	$—
Interest Rate Cash Flow Hedges - Designated As Qualifying Instruments (5)	$(4,319)	$—	$(4,319)	$—

	December 31, 2009
	Value Measurements At Reporting Date Using
		Quoted Prices
		In Active
		Markets For	Significant
		Identical	Other	Significant
		Assets Or	Observable	Unobservable
		Liabilities	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	Assets (Liabilities)
	(amounts in thousands)
Assets
Cash equivalents (1)	$8,475	$8,475	$—	$—

Liabilities
Deferred Compensation (2)	$(5,173)	$(5,173)	$	$—
Interest Rate Cash Flow Hedges - Designated As Qualifying Instruments (3) (5)	$(13,432)	$—	$(13,432)	$—

(1)                                 Cash equivalents, which are included under current assets as cash and cash equivalents, are invested in institutional money market funds. This investment is considered a Level 1 measurement, using quoted prices in active markets for identical investments.

(2)                                 The Company’s deferred compensation liability, which is included in other long-term liabilities, is recorded at fair value on a recurring basis. The unfunded plan allows participants to hypothetically invest in various specified investment options such as equity funds, stock funds, capital appreciation funds, money market funds, bond funds, mid-cap value funds and growth funds. The nonqualified deferred compensation plan liability is valued based on quoted market prices of the underlying investments. The Company classifies its nonqualified deferred compensation plan liability as Level 1.

(3)                                 For the Company’s interest rate hedges, the Company pays a fixed rate and receives a variable interest rate that is observable based upon a forward interest rate curve and is therefore considered a Level 2 measurement based on the Eurodollar rate. The Company factors into the fair value of its interest rate hedges an adjustment for a non-performance risk by either the Company and/or by the Company’s counterparty.

(4)                                 The Company reflects the short-term derivative liability under current liabilities.

(5)                                 The Company reflects the long-term derivative liability under other long-term liabilities.

For the Company’s available for sale assets measured at fair value on a recurring basis using significant, unobservable inputs (Level 3), the following is a reconciliation of the activity during the year ended December 31, 2008:

Total
Available
For Sale
Securities
(amounts in
thousands)
Assets
Balance as of December 31, 2007	$345
Divestiture of investment	(345)
Balance as of December 31, 2008	$—

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis under the circumstances and events described in Note 4 and are adjusted to fair value only when the carrying values are more than the fair values.  The categorization of the framework used to price the assets is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value. See Note 4 for the disclosure of certain key assumptions used to develop the unobservable inputs.

For The Year Ended December 31, 2010

The Company reviewed the fair value of its broadcasting licenses, goodwill and net property and equipment and other intangibles, and concluded that these assets were not impaired as the fair value of these assets equaled or exceeded their carrying values.

For The Year Ended December 31, 2009

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis along with the fair value measurement of the impairment loss recognized:

Non-Recurring Assets Subject To Fair Value Measurement

	December 31, 2009 (based on the valuation as of June 30, 2009)
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

The following methods and assumptions were used to estimate the fair value of financial instruments:

(1) Cash and cash equivalents (other than as disclosed above as a Level 1 measurement), accounts receivable and accounts payable, including accrued liabilities: The carrying amount of these assets and liabilities approximates fair value because of the short maturity of these instruments.

(2) Senior debt under the Bank Facility: The Company’s determination of the fair value was based on a risk adjusted rate.

(3) 7.625% Senior Subordinated Notes: The fair value was based on available market prices.  On March 8, 2010, the Company redeemed at par all of the remaining Notes outstanding.

(4) Finance method lease obligations.  The Company does not believe it is practicable to estimate the fair value of this obligation as it is unlikely that the Company will be required to repay the amount outstanding.

(5) Outstanding Letters of Credit: The Company does not believe it is practicable to estimate the fair value of this financial instrument and does not expect any material loss from the resolution since performance is not likely to be required.

The following table presents the carrying value and where practicable, the fair value, as of the periods indicated:

	December 31,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(amounts in thousands)

Senior debt (2)	$650,000.0	$619,713.0	$729,000.0	$675,800.0
7.625% Senior Subordinated Notes (3)	$—	$—	$6,579.0	$5,986.9
Finance method lease obligations (4)	$12,610.0		$12,610.0
Letter of credit (5)	$670.0		$1,470.0

18.                               DISCONTINUED OPERATIONS

The Company applied the accounting guidance for the disposition of long-lived assets to: (1) the disposition of a building on November 24, 2008; (2) the disposition of radio broadcasting assets in the Rochester, New York, market on July 14, 2008; (3) the disposition of radio broadcasting assets in the Cincinnati, Ohio, market on March 14, 2008; (4) the disposition of radio broadcasting assets in the Seattle market on March 14, 2008; and (5) the disposition of radio broadcasting assets in the Austin market on January 15, 2008.  Accounting guidance requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations.

The Company reported the disposition of radio broadcasting assets in the Rochester, New York, market as discontinued operations; however, it did not report the discontinued operations for the following dispositions which remain classified in income (loss) from continuing operations:

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

Selected financial information related to discontinued operations in the Rochester market for the year ended December 31, 2008 is as follows:

Year Ended
December 31,
2008

Net broadcast revenues	$1,440

Station operating (income) expenses	1,456
Time brokerage agreement income	(45)
(Gain) loss on disposition of assets	(725)
Impairment loss	6,675
Total operating (income) expense	7,361
Income (loss) before income taxes (benefit)	(5,921)
Income taxes (benefit)	1,842
Income (loss) from discontinued operations, net of income taxes (benefit)	$(4,079)

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

19.                               ACQUISITIONS, DIVESTITURES AND PRO FORMA SUMMARY

The Company consummated acquisitions of radio stations under the purchase method of accounting, and the purchase price was allocated to the assets based upon their respective fair values as determined as of the purchase date.  The purchase price for acquisitions consummated prior to 2009 included transaction costs.

Acquisitions And Dispositions For The Years Ended December 31, 2010 and 2009

There were no acquisitions or dispositions during the above periods, other than as disclosed under Note 8.  For a discussion of a pending acquisition, see Note 10.

Acquisitions For The Year Ended December 31, 2008

Acquisition Of Three Stations In San Francisco, California, In Exchange For Four Stations In Cincinnati, Ohio, And Three Stations In Seattle, Washington

On March 14, 2008, the Company completed an exchange transaction to acquire three radio stations in San Francisco, California, and $1.0 million in cash for four radio stations in Cincinnati, Ohio, and three radio stations in Seattle, Washington.  The fair value of the assets acquired, in exchange for the assets disposed of, was accounted for under purchase price accounting, which resulted in a fair value of $220.0 million.

As a result of the exchange transaction, the Company recorded $2.8 million of goodwill which is fully deductible for income tax purposes. The exchange transaction provided the Company with entry into the San Francisco market, where management has and believes it can continue to increase the market share of the acquired stations. Upon completion of the transactions described herein, the Company: (1) owns and operates three stations in San Francisco; (2) continues to own and operate four radio stations in the Seattle market; and (3) exited the Cincinnati market. The Company reported a gain on sale or disposal of assets of $10.0 million, which was primarily attributable to the disposition of the three radio stations in the Seattle market.

The following is a summary of those radio stations that were included in the exchange on March 14, 2008:

Markets	Radio Stations	Transactions
San Francisco, CA	KDFC-FM; KBWF-FM; and KOIT-FM	Company acquired
Seattle, WA	KBSG-FM; KIRO-AM; and KTTH-AM	Company disposed
Cincinnati, OH	WKRQ-FM; WSWD-FM; WUBE-FM; and WYGY-FM	Company disposed

On February 26, 2007, each party to the exchange transaction commenced operations of the counter-party’s respective radio stations pursuant to a TBA.  During the period of the TBA, the Company: (1) included net revenues and station operating expenses associated with operating the San Francisco stations in the Company’s financial statements; and (2) excluded net revenues and station operating expenses associated with operating the Cincinnati stations and three of the Seattle stations in the Company’s consolidated financial statements. TBA income and TBA fees were equal in amount under the TBA agreements.

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

Dispositions For The Year Ended December 31, 2008

These assets were reviewed for impairment as described in Note 4.

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

Austin, Texas

On January 15, 2008, the Company sold the radio station assets of KLQB-FM, formerly KXBT-FM, in Austin, Texas, for $20.0 million in cash.  The buyer had operated this station under a TBA since February 26, 2007. The Company believes that the divestiture of this station did not alter the competitive position of the remaining three stations the Company currently operates in this market.  No gain or loss was reported on the sale.

As background on this disposition, on November 30, 2007, the Company purchased the assets of four radio stations serving the Austin radio market.

Supplemental Pro Forma Information

The following unaudited supplemental pro forma information presents the consolidated results of operations as if any acquisitions, which occurred during the period, had all occurred as of the beginning of the period presented, after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions occurred as of January 1, 2008. For purposes of this presentation, the data does not reflect on a pro forma basis dispositions of radio stations (other than the disposition of: (1) a radio station in Cincinnati (WGRR-FM) as the Company never operated this station; and (2) the disposition of radio stations in Seattle and Cincinnati as this disposition was in exchange for the assets in San Francisco as described in Note 19).  In addition, the table reflects, on a pro forma basis, information as if the discontinued operations in Rochester were not discontinued. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Years Ended December 31,
	2010	2009	2008
	(amounts in thousands, except per share data)
			(unaudited)
	Actual	Actual	Pro Forma

Net revenues	$391,447	$372,432	$440,262
Net income (loss)	$46,436	$5,398	$(526,801)
Net income (loss) per common share - basic	$1.30	$0.15	$(14.32)

20.                               INVESTMENTS

The Company’s investment strategy is to seek long-term strategic investments to enhance its core business. The investments, noted in the table below, are comprised primarily of equity securities for which the Company does not have the ability to exercise significant influence over the operating and financial policies of the investee. Certain of these investments are classified as available-for-sale and are carried at fair value based upon quoted market prices and other investments are carried at historical cost when quoted market prices are unavailable. The net unrealized gain or loss, net of taxes (benefit), on these investments is reported in the statements of comprehensive income (loss) and as a separate component of shareholders’ equity. Any net realized gains or losses are reported in the statements of operations.

The following table summarizes the activities of the Company’s investments for the periods indicated:

	Investments
		Carried	Available
	Total	At Cost	For Sale
	(amounts in thousands)

Balance at December 31, 2007	$1,901	$1,556	$345
Additional investment	6	6
Recovery of investment	(9)	(9)
Divestiture of investment	(345)		(345)
Fair value or cost adjustments	(154)	(154)
Balance at December 31, 2008	1,399	1,399	—
Recovery of investment	(19)	(19)
Divestiture of investment	(20)	(20)
Fair value or cost adjustments	(966)	(966)
Balance at December 31, 2009	394	394	—
Fair value or cost adjustments	(174)	(174)
Other adjustments	(3)	(3)
Balance at December 31, 2010	$217	$217	$—

For those investments carried at cost, the Company does not estimate fair value unless events or circumstances arise that indicate a change in the fair value of the investment. At December 31, 2010 and 2009, in conjunction with the preparation of its financial statements, the Company concluded it had events that required an assessment of its investments carried at cost. As a result of these assessments, the Company recorded impairments to its consolidated statements of operations for the years ended December 31, 2010 and 2009 that are included in the above table as fair value or cost adjustments. See Note 15 for the amount of the unrealized gain on investments reported for the year ended December 31, 2008.

Unrealized Gains And Losses As Of December 31, 2010, 2009 and 2008

The following chart reflects those cost method investments with unrealized losses that were segregated by the time period over which the investments were in an unrealized loss position (there were no investments carried at fair value or investments reflected under the equity method):

	Investments Carried At Cost Where Fair Value Was Not Estimated
	(amounts in thousands)
		Aggregate Fair Value Of Investments
	Total	With Unrealized Gains And/Or (Losses)
	Aggregate	Unrealized Gains		Unrealized (Losses)
	Fair Value Of	Less Than	1 Year	Less Than	1 Year
Period Ended	Investments	1 Year	Or Greater	1 Year	Or Greater
December 31, 2010	$217	$—	$—	$(174)	$—
December 31, 2009	$394	$—	$—	$(966)	$—
December 31, 2008	$1,399	$—	$—	$(154)	$—

21.                               SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)

The following table presents unaudited operating results for each quarter within the two most recent years. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the following quarterly results when read in conjunction with the financial statements included elsewhere in this report. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year. The Company’s financial results are also not comparable from quarter to quarter due to: (1) the Company’s acquisitions and dispositions of radio stations and tower facilities as described in Note 19, Acquisitions, Divestitures And Pro Forma Summary and Note 8, Financing Lease Obligations; and (2) the seasonality of revenues, with revenues usually the lowest in the first quarter of each year.

	Quarters Ended
	December 31	September 30	June 30	March 31
	(amounts in thousands, except per share data)
2010
Net revenues	$102,088	$102,737	$105,788	$80,834
Operating income (loss)	$30,157	$26,547	$28,844	$12,161
Income (loss) from continuing operations	$17,285	$10,689	$14,262	$4,200
Net income (loss)	$17,285	$10,689	$14,262	$4,200

Basic income (loss) from continuing operations per common share (1)	$0.48	$0.30	$0.40	$0.12
Basic net income (loss) per common share (1)	$0.48	$0.30	$0.40	$0.12

Weighted average basic common shares outstanding	35,731	35,723	35,714	35,623
Diluted income (loss) from continuing operations per common share (1)	$0.46	$0.29	$0.38	$0.11
Diluted net income (loss) per common share (1)	$0.46	$0.29	$0.38	$0.11
Weighted average diluted common and common equivalent shares outstanding	37,536	37,310	37,582	37,571

	Quarters Ended
	December 31	September 30	June 30 (2)	March 31
	(amounts in thousands, except per share data)
2009
Net revenues	$95,996	$99,765	$101,300	$75,371
Operating income (loss)	$24,260	$23,421	$(43,654)	$6,794
Income (loss) from continuing operations	$23,700	$18,275	$(41,913)	$5,336
Net income (loss)	$23,700	$18,275	$(41,913)	$5,336
Basic income (loss) from continuing operations per common share (1)	$0.67	$0.52	$(1.19)	$0.15
Basic net income (loss) per common share (1)	$0.67	$0.52	$(1.19)	$0.15

Weighted average basic common shares outstanding	35,295	35,292	35,290	35,394

Diluted income (loss) from continuing operations per common share (1)	$0.64	$0.50	$(1.19)	$0.15
Diluted net income (loss) per common share (1)	$0.64	$0.50	$(1.19)	$0.15
Weighted average diluted common and common equivalent shares outstanding	37,040	36,621	35,290	35,482

(1)                                 Income (loss) from continuing operations per share and net income (loss) per share is computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly per share amounts may not equal the annual per share amounts reported.

(2)                                 During the second quarter of 2009, the Company recognized an impairment loss of $67.7 million that was comprised of: (1) a broadcasting license impairment loss of $60.8 million that affected each of the Company’s radio markets, other than Seattle; and (2) a goodwill impairment loss of $6.9 million for seven of its 22 markets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bala Cynwyd, Pennsylvania, on February 9, 2011.

ENTERCOM COMMUNICATIONS CORP.

By:	/s/ DAVID J. FIELD
David J. Field, President, Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

Principal Executive Officer:

/s/ DAVID J. FIELD	President, Chief Executive Officer	February 9, 2011
David J. Field	and a Director

Principal Financial Officer:

/s/ STEPHEN F. FISHER	Executive Vice President — Operations and	February 9, 2011
Stephen F. Fisher	Chief Financial Officer

Principal Accounting Officer:

/s/ EUGENE D. LEVIN	Vice President, Treasurer and Controller	February 9, 2011
Eugene D. Levin

Directors:

/s/ JOSEPH M. FIELD	Chairman of the Board	February 9, 2011
Joseph M. Field

/s/ DAVID J. BERKMAN	Director	February 9, 2011
David J. Berkman

/s/ JOHN C. DONLEVIE	Executive Vice President, Secretary,	February 9, 2011
John C. Donlevie	General Counsel and a Director

/s/ DANIEL E. GOLD	Director	February 9, 2011
Daniel E. Gold

/s/ ROBERT S. WIESENTHAL	Director	February 9, 2011
Robert S. Wiesenthal

/s/ MICHAEL J WOLF	Director	February 9, 2011
Michael J. Wolf

INDEX TO EXHIBITS

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)
10.01	Amended and Restated Employment Agreement, dated December 23, 2010, between Entercom Communications Corp. and David J. Field. (3)
10.02	Employment Agreement, dated July 1, 2007, between Entercom Communications Corp. and Joseph M. Field. (4)
10.03	First Amendment To Employment Agreement, dated December 15, 2008, between Entercom Communications Corp. and Joseph M. Field. (5)
10.04	Employment Agreement, dated December 23, 2010, between Entercom Communications Corp. and Stephen F. Fisher. (3)
10.05	Employment Agreement, dated December 17, 1998, between Entercom Communications Corp. and John C. Donlevie. (6)
10.06	Entercom Non-Employee Director Compensation Policy adopted May 18, 2010. (7)
10.07	Amended and Restated Entercom Equity Compensation Plan. (8)
10.08	Entercom Annual Incentive Plan. (9)
10.09

First Amendment dated as of March 11, 2010 to Credit Agreement (dated as of June 18, 2007) among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and L/C Issuer and the lenders party thereto. (10)

21.01	Information Regarding Subsidiaries of Entercom Communications Corp. (3)
23.01	Consent of PricewaterhouseCoopers LLP. (3)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (3)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (11)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (11)

(1)

Incorporated by reference to Exhibit 3.01 to our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.

(2)	Incorporated by reference to Exhibit 3.01 to our Current Report on Form 8-K filed on February 21, 2008.

(3)	Filed herewith.

(4)	Incorporated by reference to Exhibit 10.02 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2007, as filed on November 21, 2007.

(5)	Incorporated by reference to Exhibit 10.04 to our Annual Report on Form 10-K for the year ended December 31, 2008, as filed on February 26, 2009.

(6)	Incorporated by reference to Exhibit 10.03 to our Amendment to Registration Statement on Form S-1, as filed on January 6, 1999. (File No. 333-61381).

(7)	Incorporated by reference to Exhibit 10.04 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 2, 2010.

(8)	Incorporated by reference to Appendix A to our Proxy Statement on Schedule 14A filed on March 23, 2009.

(9)	Incorporated by reference to Exhibit 10.02 to our Current Report on Form 8-K filed on May 19, 2008.

(10)	Incorporated by reference to Exhibit 10.01 to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2010, as filed on May 7, 2010.

(11)	These exhibits are submitted as “accompanying” this Annual Report on Form 10-K and shall not be deemed to be “filed” as part of such Annual Report on Form 10-K.