Form 10-Q
period 2011-03-31
ENTERCOM COMMUNICATIONS CORP
filed 2011-05-09
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Class A common stock, $0.01 par value — 31,028,567 Shares Outstanding as of April 30, 2011

(Class A Shares Outstanding include 2,319,492 unvested and vested but deferred restricted stock units)

Class B common stock, $0.01 par value — 7,367,532 Shares Outstanding as of April 30, 2011

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

Key risks to our company are described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2011 and as may be supplemented by the risks described under Part II, Item 1A of our quarterly reports on Form 10-Q and in our Current Reports on Form 8-K.

ii

PART I

FINANCIAL INFORMATION

ITEM 1.     Financial Statements

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	MARCH 31,	DECEMBER 31,
	2011	2010
ASSETS:
Cash and cash equivalents	$1,330	$3,768
Accounts receivable, net of allowance for doubtful accounts	61,188	70,897
Prepaid expenses, deposits and other	7,819	5,370
Prepaid and refundable federal and state income taxes	429	810
Deferred tax assets	—	651
Total current assets	70,766	81,496
Investments	217	217
Net property and equipment	61,485	62,729
Radio broadcasting licenses	715,902	707,852
Goodwill	38,892	38,168
Deferred charges and other assets, net of accumulated amortization	9,262	10,563
TOTAL ASSETS	$896,524	$901,025

LIABILITIES:
Accounts payable	$5,959	$4,209
Accrued expenses	9,644	7,537
Accrued compensation and other current liabilities	11,781	13,476
Long-term debt, current portion	203,026	165,026
Total current liabilities	230,410	190,248
Long-term debt, net of current portion	435,129	485,122
Financing method lease obligations	12,610	12,610
Deferred tax liabilities	23,877	23,704
Other long-term liabilities	19,359	18,674
Total long-term liabilities	490,975	540,110
Total liabilities	721,385	730,358

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	384	381
Additional paid-in capital	594,101	592,643
Accumulated deficit	(414,058)	(415,080)
Accumulated other comprehensive loss	(5,288)	(7,277)
Total shareholders’ equity	175,139	170,667
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$896,524	$901,025

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010
NET REVENUES	$82,514	$80,834

OPERATING EXPENSE:
Station operating expenses, including non-cash compensation expense	61,920	59,388
Depreciation and amortization expense	2,892	3,381
Corporate general and administrative expenses, including non-cash compensation expense	8,621	5,875
Merger and acquisition costs	1,542	—
Net time brokerage agreement fees	244	—
Net loss on sale or disposal of assets	20	29
Total operating expense	75,239	68,673
OPERATING INCOME	7,275	12,161

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing expense	5,976	6,980
Interest and dividend income	(4)	(7)
Net loss on extinguishment of debt	—	62
Other income	—	(22)
TOTAL OTHER EXPENSE	5,972	7,013

INCOME BEFORE INCOME TAXES	1,303	5,148
INCOME TAXES	282	948
NET INCOME	$1,021	$4,200

NET INCOME PER SHARE - BASIC	$0.03	$0.12

NET INCOME PER SHARE - DILUTED	$0.03	$0.11

WEIGHTED AVERAGE SHARES:
Basic	36,052,811	35,622,615
Diluted	37,865,223	37,571,384

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010

NET INCOME	$1,021	$4,200

OTHER COMPREHENSIVE INCOME, NET OF TAXES:

Net unrealized gain on derivatives, net of taxes	1,989	23

COMPREHENSIVE INCOME	$3,010	$4,223

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2011 AND YEAR ENDED DECEMBER 31, 2010

(amounts in thousands, except share data)

(unaudited)

						Retained	Accumulated
	Common Stock				Additional	Earnings	Other
	Class A		Class B		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Balance, December 31, 2009	29,755,161	$297	7,457,532	$75	$588,622	$(461,610)	$(13,432)	$113,952
Net income	—	—	—	—	—	46,436	—	46,436
Conversion of Class B common stock to Class A common stock	90,000	1	(90,000)	(1)	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	549	—	—	549
Compensation expense related to granting of restricted stock units	941,213	10	—	—	4,969	—	—	4,979
Exercise of stock options	97,725	1	—	—	129	—	—	130
Purchase of vested employee restricted stock units	(183,531)	(2)	—	—	(1,626)	—	—	(1,628)
Forfeitures of dividend equivalents	—	—	—	—	—	94	—	94
Net unrealized gain on derivatives	—	—	—	—	—	—	6,155	6,155
Balance, December 31, 2010	30,700,568	307	7,367,532	74	592,643	(415,080)	(7,277)	170,667
Net income	—	—	—	—	—	1,021	—	1,021
Compensation expense related to granting of stock options	—	—	—	—	135	—	—	135
Compensation expense related to granting of restricted stock units	431,436	4	—	—	3,003	—	—	3,007
Exercise of stock options	42,625	—	—	—	57	—	—	57
Purchase of vested employee restricted stock units	(147,903)	(1)	—	—	(1,737)	—	—	(1,738)
Forfeitures of dividend equivalents	—	—	—	—	—	1	—	1
Net unrealized gain on derivatives	—	—	—	—	—	—	1,989	1,989
Balance, March 31, 2011	31,026,726	$310	7,367,532	$74	$594,101	$(414,058)	$(5,288)	$175,139

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$1,021	$4,200

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,892	3,381
Amortization of deferred financing costs	963	549
Net deferred tax benefit and other	824	1,643
Provision for bad debts	57	65
Net loss on sale or disposal of assets	20	29
Non-cash stock-based compensation expense	3,140	1,750
Deferred rent	47	10
Unearned revenue - long-term	10	—
Net loss on extinguishment of debt	—	62
Deferred compensation	345	579
Net accretion expense for asset retirement obligations	83	—
Other income	—	(22)

Changes in assets and liabilities:
Accounts receivable	9,662	9,851
Prepaid expenses and deposits	(2,449)	13,822
Prepaid and refundable income taxes	381	90
Accounts payable and accrued liabilities	2,973	(15,960)
Accrued interest expense	(4)	(192)
Accrued liabilities - long-term	1,097	(763)
Prepaid expenses - long-term	184	250
Net cash provided by operating activities	21,246	19,344

INVESTING ACTIVITIES:
Additions to property and equipment	(869)	(793)
Proceeds from sale of property, equipment, intangibles and other assets	75	106
Purchases of radio station assets	(9,000)	—
Deferred charges and other assets	(1,043)	(11)
Proceeds from investments	—	22
Station acquisition deposits and costs	1,350	—
Net cash used in investing activities	(9,487)	(676)

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010
FINANCING ACTIVITIES:
Deferred expenses related to bank facility amendment	—	(5,155)
Proceeds from issuance of long-term debt	10,000	21,000
Payments of long-term debt	(22,007)	(34,006)
Retirement of senior subordinated notes	—	(6,579)
Proceeds from the exercise of stock options	57	92
Purchase of vested restricted stock units	(1,738)	(1,396)
Payment of dividend equivalents on vested restricted stock units	(509)	(792)
Net cash used in financing activities	(14,197)	(26,836)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,438)	(8,168)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,768	10,751
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,330	$2,583

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,818	$6,617
Income taxes	$82	$1

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 2011, the Company issued 0.4 million restricted stock units (net of forfeitures) that will increase its paid-in capital by $4.5 million over the vesting period of the restricted stock units.

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

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

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

This Form 10-Q should be read in conjunction with the financial statements and related notes included in the Company’s audited financial statements as of and for the year ended December 31, 2010 and filed with the SEC on February 9, 2011, as part of the Company’s Annual Report on Form 10-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

Recent Accounting Pronouncements

No new accounting pronouncements issued during the current period are expected to have a material impact on the Company’s results of operations, cash flows or financial condition.

2.                                      SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes from the Significant Accounting Policies described in our Form 10-K, filed with the SEC on February 9, 2011.

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

The accounts receivable balances and reserve for doubtful accounts are presented in the following table as of the periods indicated:

	March 31,	December 31,
	2011	2010
	(amounts in thousands)

Accounts receivable	$64,136	$74,024
Allowance for doubtful accounts	(2,948)	(3,127)
Accounts receivable, net of allowance for doubtful accounts	$61,188	$70,897

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

The following table presents the changes in broadcasting licenses for the periods indicated:

	Broadcasting Licenses
	Carrying Amount
	2011	2010
	(amounts in thousands)

Beginning of period balance as of January 1,	$707,852	$707,852
Acquisition (Note 17)	8,050	—
Ending period balance as of March 31,	$715,902	$707,852

There were no events or circumstances since the Company’s prior year’s second quarter annual broadcasting licenses test that required the Company to test the carrying value of its broadcasting licenses.  If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s broadcasting licenses below the amount reflected in the balance sheet, the Company may be required to conduct an interim test and possibly recognize impairment charges, which may be material, in future periods.

(2)                                 Goodwill

The Company performs its annual impairment test on its goodwill during the second quarter of each year by comparing the fair value for each reporting unit with the amount reflected on the balance sheet. The Company has determined that a radio market is a reporting unit and, in total, the Company assesses goodwill at 19 separate reporting units (four of the Company’s 23 reporting units had no goodwill recorded as of the end of the current period). If the fair value of any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the amount reflected in the balance sheet to the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation.

To determine the fair value, the Company uses an income and market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.

The following table presents the changes in goodwill for each of the periods indicated:

	Goodwill
	Carrying Amount
	2011	2010
	(amounts in thousands)
Goodwill before cumulative loss on impairment as of January 1,	$163,783	$163,783
Accumulated loss on impairment	(125,615)	(125,615)
Beginning balance after cumulative loss on impairment	38,168	38,168
Acquisition (Note 17)	724	—
Ending balance as of March 31,	$38,892	$38,168

There were no events or circumstances since the Company’s prior year’s second quarter annual goodwill test that required the Company to test the carrying value of its goodwill. If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.

5.                                      DEFERRED CHARGES AND OTHER ASSETS

Deferred Charges And Other Assets

Deferred charges and other assets, including definite-lived intangible assets, consist of the following as of the periods indicated:

	Deferred Charges And Other Assets,
	Net Of Accumulated Amortization
	March 31,	December 31,
	2011	2010
	(amounts in thousands)

Deferred contracts and other agreements, net	$834	$659
Acquired advertising contracts, net	29	—
Advertiser lists and customer relationships, net	157	3
Total definite-lived assets	1,020	662
Software costs, net	1,411	550
Prepaid assets - long-term	1,795	1,995
Note receivable - long-term	99	109
Debt issuance costs, net	3,974	4,936
Leasehold premium, net	618	633
Station deposits and acquisition costs	—	1,350
Deposits - long-term	345	328
	$9,262	$10,563

The following table reflects deferred amortization expense (charged to interest expense) for the periods presented:

	Three Months Ended
	March 31,
	2011	2010
	(amounts in thousands)

Deferred financing expense	$963	$549

6.                                      OTHER CURRENT AND LONG-TERM LIABILITIES

Other Current Liabilities

Accrued compensation and other current liabilities consist of the following as of the periods indicated:

	Accrued Compensation And Other
	Current Liabilities
	March 31,	December 31,
	2011	2010
	(amounts in thousands)

Accrued compensation	$5,900	$5,803
Accounts receivable credits	2,130	1,909
Derivative valuation - short-term	1,624	2,958
Advertiser obligations	1,001	1,110
Accrued interest payable	200	204
Unearned revenue - short-term	171	216
Accrued dividend equivalents - short-term	12	522
Other	743	754
	$11,781	$13,476

The following table reflects deferred rent liabilities included under other long-term liabilities as of the periods indicated:

	March 31, 2011	December 31, 2010
	(amounts in thousands)

Deferred rent liabilities	$3,448	$3,401

7.                                      LONG-TERM DEBT

(A) Senior Debt

Credit Agreement (the “Bank Facility”)

The Company has a $1,050 million senior secured credit facility with a syndicate of lenders (in excess of 50 lenders as of March 31, 2011) that matures on June 30, 2012. The Bank Facility was originally comprised of $650 million in revolving credit (the “Revolver”) and a $400 million term loan (the “Term Loan”). The Term Loan reduces in quarterly amounts, which payments started at $15 million (effective September 30, 2009), are currently at $25 million and ultimately increase to $60 million effective September 30, 2011. The Company plans to continue to fund the amortization of the Term Loan with cash flow from operations and its available Revolver capacity.

As of March 31, 2011, the Company had outstanding under the Bank Facility $638.0 million, including: (i) $375.0 million in drawn Revolver; and (ii) $263.0 million in Term Loan.  As of March 31, 2011, the Company had $1.3 million in cash and cash equivalents. As of March 31, 2011, the undrawn amount of the Revolver was $274.4 million. The amount of the Revolver available to the Company, however, is a function of covenant compliance at the time of borrowing. Based on the Company’s financial covenant analysis as of March 31, 2011, the Company would be limited to borrowings significantly less than the undrawn limit unless such borrowings were used to repay indebtedness or for transactions that increase cash flow for purposes of covenant calculation.

On March 11, 2010, the Company amended its Bank Facility (the “Amendment”). The Company is required to maintain certain financial covenants which are defined terms within the agreement, including: (i) a maximum Consolidated Leverage Ratio that decreases quarterly in 2011 from a ratio of 6.75 times as of March 31, 2011 to a ratio that will not exceed 6.0 times as of December 31, 2011 and thereafter; and (ii) a minimum ratio of Consolidated Operating Cash Flow to Consolidated Interest Charges of two times.  Management believes the Company is in compliance with all financial covenants and all other terms of the Bank Facility as of March 31, 2011.

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

•                  During periods when the Consolidated Leverage Ratio exceeds six times (defined in the Bank Facility as a “Restricted Period”), the Company is: (a) restricted in its ability to take certain actions, including but not limited to, the payment of dividends and the repurchase of its stock; and (b) subject to additional limitations on acquisitions and investments.  As of March 31, 2011, the Consolidated Leverage Ratio was less than six times.

•                  The Company pays a commitment fee that varies, depending on the Company’s Consolidated Leverage Ratio and the amount of the unused commitment, up to a maximum of 0.50% per year on the average unused balance of the Revolver.

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

Amending the Company’s Bank Facility or obtaining other funding or additional financing prior to the expiration of the current agreement will be essential since the Revolver balance outstanding along with the final $60.0 million Term Loan installment will be due in full upon the expiration of the Bank Facility on June 30, 2012. The Company expects to reclassify all of its debt outstanding under the Bank Facility from long-term to short-term as of June 30, 2011.

The Bank Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly owned subsidiaries. In addition, the Bank Facility is secured by a lien on all of the Company’s assets, other than real property.

The Amendment was treated as a modification to a debt instrument.  As a result, in the first quarter of 2010, the Company recorded deferred financing costs of $5.2 million related to the Amendment which will be amortized over the remaining life of the Bank Facility on: (1) a straight-line basis for the Revolver; and (2) an effective interest rate method for the Term. In addition, unamortized deferred financing costs of $3.1 million as of the Amendment date will continue to be amortized over the remaining life of the Bank Facility.

Prior to the Amendment, the interest rate on the Company’s Bank Facility was: (i) the Eurodollar rate plus a rate that ranges from 0.50% to 1.13%; or (ii) the greater of prime rate plus a rate that ranges from 0.0% to 0.13% or the federal funds rate plus a rate that ranges from 0.50% to 0.63%.

(B) 7.625% Senior Subordinated Notes (“Notes”)

The following table presents for the periods indicated: (1) the amount of gain or loss recorded on the extinguishment of the Notes; and (2) the amount of Notes retired:

For the Three
Months Ended
March 31,
2010
(amounts in
thousands)

Write-off of deferred financing costs	$62
Gain on debt extinguishment	—
Net (gain) loss on debt extinguishment	$62

Amount of Notes retired	$6,579

On March 8, 2010, the Company redeemed at par all of its remaining outstanding senior subordinated notes that were due March 1, 2014 and recorded in the statement of operations a loss on the extinguishment of debt.

8.                                      DERIVATIVES AND HEDGING ACTIVITIES

The Company from time to time enters into derivative financial instruments, including interest rate exchange agreements (“Swaps”) and interest rate collar agreements (“Collars”), to manage its exposure to fluctuations in interest rates.

Hedge Accounting Treatment

During the year ended December 31, 2008, the Company entered into interest rate derivative transactions in the aggregate notional amount of $550.0 million which were designated as a hedge against the Company’s variable rate senior debt. During the period of the hedging relationship, the Company’s variable rate debt is expected to be greater than the notional amount of the derivative rate hedging transactions. These transactions are tied to the one-month Eurodollar London Interbank Offered Rate (“LIBOR”) interest rate. Under a fixed rate swap, the Company pays a fixed rate on a notional amount to the counter-party, and the counter-party pays to the Company a variable rate on the notional amount equal to the Company’s LIBOR borrowing rate.  A Collar establishes two separate agreements: an upper limit, or cap, and a lower limit, or floor, for the Company’s LIBOR borrowing rate.

During the three months ended March 31, 2011 and 2010, the Company had outstanding the aggregate notional amounts of $225.0 million and $475.0 million, respectively, of interest rate transactions that were hedged against the Company’s variable rate senior debt.

As of March 31, 2011, the Company had the following derivatives outstanding:

Type				Fixed
Of	Notional	Effective		LIBOR	Expiration
Hedge	Amount	Date	Collar	Rate	Date
	(amounts
	(in millions)

Swap	$125.0	March 28, 2008	n/a	2.91%	September 28, 2011
Swap	100.0	May 28, 2008	n/a	3.62%	May 28, 2012
Total	$225.0

The following tables include those derivatives that expired during the periods indicated:

Three Months Ended March 31, 2011

Type					Fixed
Of	Notional	Effective			LIBOR		Expiration
Hedge	Amount	Date		Collar	Rate		Date
	(amounts
	(in millions)

Swap	$150.0	January 28, 2008		n/a	3.03%		January 28, 2011
Collar	100.0	February 28, 2008	[	Cap	4.00%	]	February 28, 2011
				Floor	2.14%
	250.0

Three Months Ended March 31, 2010

Type				Fixed
Of	Notional	Effective		LIBOR	Expiration
Hedge	Amount	Date	Collar	Rate	Date
(amounts
(in millions)

Swap	$75.0	January 28, 2008	n/a	3.03%	January 28, 2010

The following is a summary of the gains (losses) related to the Company’s cash flow hedges for the periods indicated:

Three Months Ended
March 31,
Description	2011	2010
(amounts in thousands)

Type Of Derivative Designated As A Cash Flow Hedge	Interest Rate	Interest Rate
Amount of Gain (Loss) Recognized In Other Comprehensive Income (“OCI”)	$1,989	$23
Location Of Gain (Loss) Reclassified From OCI To Statement Of Operations	Interest Expense	Interest Expense
Amount of Gain (Loss) Reclassified From OCI To Statement Of Operations	$—	$—
Location Of Gain (Loss) In Statement Of Operations	Interest Expense	Interest Expense
Amount Of Gain (Loss) In Statement Of Operations Due To Ineffectiveness	$—	$—

The gains and losses were recorded to the statement of comprehensive income (loss) as these derivatives qualified for hedge accounting treatment (see Note 14 for the net change in the fair value). The fair value of these derivatives was determined using observable market-based inputs (a Level 2 measurement as described under Note

16) and the impact of the credit risk on a derivative’s fair value (the creditworthiness of the transaction’s counterparty for assets and the creditworthiness of the Company for liabilities).

The Company does not expect to reclassify any portion of this amount to the statement of operations over the next twelve months.

The following table presents the accumulated derivative gain (loss) recorded in the statements of other comprehensive income (loss) as of the periods indicated:

	Fair Value Of Accumulated
	Derivatives Outstanding
	March 31,	December 31,
	2011	2010
	Assets (Liabilities)
	(amounts in thousands)

Beginning balance as of January 1	$(7,277)	$(13,432)
Net unrealized gain (loss) on derivatives, net of taxes (benefit)	1,989	6,155
Ending balance	$(5,288)	$(7,277)

The following is a summary of the fair value of the derivatives outstanding as of the periods indicated:

		Fair Value
		March 31,	December 31,
	Balance Sheet	2011	2010
	Location	Asset (Liability)
		(amounts in thousands)
Designated Derivatives
Interest rate hedge transactions	Current liabilities	$(1,624)	$(2,958)
Interest rate hedge transactions	Other long-term liabilities	$(3,664)	$(4,319)

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

The Company uses a combination of insurance and self-insurance mechanisms to mitigate the potential liabilities for workers’ compensation, general liability, property, directors’ and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering claims experience, demographic factors, severity factors, outside expertise and other actuarial assumptions. Under one of these policies, the Company is required to maintain a letter of credit in the amount of $0.6 million.

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

The FCC has also investigated other complaints from the public that some of the Company’s stations broadcast indecent programming. These investigations remain pending.  The FCC initiated an investigation into an incident where a person died after participating in a contest at one of our stations and this investigation remains pending. The Company has determined that, at this time, the amount of potential fines and penalties is not fixed or determinable.

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

The Company’s agreements with Broadcast Music, Inc. (“BMI”) and American Society of Composers, Authors and Publishers (“ASCAP”) each expired as of December 31, 2009. In January 2010, the Radio Music Licensing Committee, of which the Company is a participant, filed motions in the New York courts against BMI and ASCAP on behalf of the radio industry, seeking interim fees and a determination of fair and reasonable industry-wide license fees. During 2010, the courts approved reduced interim fees for ASCAP and BMI. The final fees, as determined by the courts, may be retroactive to the beginning of the period and may be different from these interim fees.

Commitments

Disposition Of Multiple Tower Sites

The Company completed the sale of certain tower sites in 2009. Due to the Company’s continuing involvement through a potential earn-out in the year 2013, the transaction was classified under the financing method.

Guarantor Arrangements

The Company enters into indemnification agreements in the ordinary course of business and other agreements which include indemnification provisions.  The Company believes that the estimated fair value of these agreements is minimal and has not recorded liabilities for these agreements as of March 31, 2011.

10.                               SHAREHOLDERS’ EQUITY

Dividends

Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration.

Pursuant to the Company’s current Bank Facility, during periods when the Company’s Consolidated Leverage Ratio exceeds six times, the Company would be prohibited from paying dividends.

Dividend Equivalents

The Company’s grants of restricted stock units (“RSUs”) include the right, upon vesting, to receive a cash payment equal to the aggregate amount of dividends, if any, that the holder would have received on the shares of common stock underlying their RSUs if such RSUs had been vested during the period.

The following table presents the amounts accrued and unpaid on unvested RSUs as of the periods indicated:

	Balance Sheet	March 31,	December 31,
	Location	2011	2010
		(amounts in thousands)

Short-term dividend equivalent liability	Other current liabilities	$12	$522
Long-term dividend equivalent liability	Other long-term liabilities	275	276
Total dividend equivalent liability		$287	$798

The following table presents: (a) the amount of dividend equivalents that were paid to the holders of RSUs that vested; and (b) the tax benefits that were recorded to paid-in capital.

	Three Months Ended
	March 31,
	2011	2010
	(amounts in thousands)

Dividend equivalents paid	$509	$792
Tax benefit recognized to paid-in capital	$—	$—

Deemed Repurchases Of Vested RSUs

Upon vesting of an RSU, a tax obligation is created for both the employer and the employee. Unless employees elect to pay their tax withholding obligations in cash, the Company withholds shares of stock in an amount sufficient to cover their tax withholding obligations.  The withholding of these shares by the Company is deemed to be a repurchase of its stock.

The following table presents for the periods indicated: (1) the shares of stock the Company was deemed to have repurchased; and (2) the amounts that the Company recorded as financing activity in the consolidated statements of cash flows:

	Three Months Ended
	March 31,
	2011	2010
	(amounts in thousands)

Shares of stock deemed repurchased	148	157
Amount recorded as financing activity	$1,738	$1,396

Company Share Repurchase Programs

The Company’s Board of Directors has authorized in the past, and may authorize in the future, share repurchase programs for the purchase of Class A common stock over a defined period of time. Such authorizations may be limited by the Company’s Bank Facility. See Note 7 for further discussion. There are no share repurchase programs open as of March 31, 2011.

11.                               SHARE-BASED COMPENSATION

Equity Compensation Plan

Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.

Restricted Stock Units (“RSUs”)

The following is a summary of the changes in RSUs under the Company’s Plan during the current period:

		Number		Weighted	Aggregate
		Of	Weighted	Average	Intrinsic
		Restricted	Average	Remaining	Value As Of
		Stock	Purchase	Contractual	March 31,
	Period Ended	Units	Price	Term (Years)	2011

RSUs outstanding as of:	December 31, 2010	2,329,174
RSUs awarded		442,713
RSUs released		(442,625)
RSUs forfeited		(10,902)
RSUs outstanding as of:	March 31, 2011	2,318,360	$—	1.8	$25,548,327

RSUs vested and expected to vest as of:	March 31, 2011	2,071,020	$—	1.7	$21,863,944
RSUs exercisable (vested and deferred) as of:	March 31, 2011	86,996	$—	—	$958,696
Weighted average remaining recognition period in years		2.7
Unamortized compensation expense, net of estimated forfeitures (amount in thousands)		$12,731

Options

Option Activity

The following table presents for the periods indicated: (1) the intrinsic value of options exercised; (2) cash received from options exercised; and (3) the tax benefit from options exercised, before the impact of a valuation allowance:

	Three Months Ended March 31,
Other Option Disclosures	2011	2010
	(amounts in thousands)

Intrinsic value of options exercised	$458	$640
Cash received from exercise price of options exercised	$57	$93
Tax benefit from options exercised, before impact of valuation allowance	$23	$37

The following table presents the option activity during the current period under the Company’s stock option plan:

				Weighted	Intrinsic
			Weighted	Average	Value
			Average	Remaining	As of
		Number of	Exercise	Contractual	March 31,
	Period Ended	Options	Price	Term (Years)	2011

Options outstanding as of:	December 31, 2010	983,150	$3.02
Options granted		—	—
Options exercised		(42,625)	1.34
Options forfeited		(10,655)	1.61
Options expired		(10,375)	32.10
Outstanding as of:	March 31, 2011	919,495	$2.78	7.7	$8,295,227

Options vested and expected to vest as of:	March 31, 2011	871,489	$2.84	7.7	$7,843,979
Options vested and exercisable as of:	March 31, 2011	405,704	$4.19	7.5	$3,485,542
Weighted average remaining recognition period in years:		1.9
Unamortized compensation expense, net of estimated forfeitures (amount in thousands)		$472

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
		Number Of	Weighted		Number Of
		Options	Average	Weighted	Options	Weighted
		Outstanding	Remaining	Average	Exercisable	Average
		March 31,	Contractual	Exercise	March 31,	Exercise
Exercise Prices		2011	Life	Price	2011	Price
$1.34	$1.34	843,275	7.8	$1.34	356,653	$1.34
$2.02	$12.08	54,720	7.6	$8.95	27,551	$10.26
$33.90	$47.77	8,500	3.4	$36.86	8,500	$36.86
$48.00	$48.21	13,000	1.2	$48.03	13,000	$48.03
		919,495	7.7	$2.78	405,704	$4.19

Valuation Of Options

The fair value of each option grant, using the Black-Scholes option-pricing model, was estimated on the date of each grant. There were no grants of options during the three months ended March 31, 2011 and 2010.

Recognized Non-Cash Compensation Expense

The following table summarizes recognized stock-based compensation expense related to awards of RSUs and employee stock options:

	Three Months Ended
	March 31,
	2011	2010
	(amounts in thousands)
Station operating expenses	$105	$178
Corporate general and administrative expenses	3,035	1,572
Stock-based compensation expense included in operating expenses	3,140	1,750
Income tax benefit (net of a fully reserved valuation allowance)	—	—
Total	$3,140	$1,750

For all of the above periods, stock-based compensation expense consisted primarily of RSU awards.

Windfall Tax Benefit Or Paid-In Capital Pool Account

A deferred tax asset is recorded as a result of recognizing share-based compensation expense. A current income tax deduction arises at the time an RSU vests (together with any applicable dividend equivalent payments) and/or a stock option is exercised. If the current income tax deduction is greater than the associated deferred tax asset, the difference creates a windfall tax benefit, which is recorded in financing activities in the consolidated statement of cash flows. A windfall tax benefit is not recognized for book purposes, however, until it is realized.

In the event the current income tax deduction is less than the associated deferred tax asset, the difference is charged to the windfall tax benefit account; otherwise, the shortfall is charged to income tax expense (before a valuation adjustment, if applicable). The amount of the Company’s windfall tax benefit account was zero as of March 31, 2011. Based upon outstanding awards, there is no amount available in the windfall tax benefit account to absorb any future shortfalls.

12.                               NET INCOME PER COMMON SHARE

Net income per common share is calculated as basic net income per share and diluted net income per share. Basic net income per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes the potential dilution that could occur: (1) if all the Company’s outstanding stock options that are in-the-money were exercised (using the treasury stock method); (2) if the RSUs with service conditions were fully vested (using the treasury stock method); and (3) if the RSUs with service and market conditions were considered contingently issuable.

For the periods indicated, the following table presents the computations of basic and diluted net income per share:

	Three Months Ended
	March 31, 2011			March 31, 2010
	(amounts in thousands, except share and per share data)
			Net Income			Net Income
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic net income per common share:
Net income	$1,021	36,052,811	$0.03	$4,200	35,622,615	$0.12
Impact of equity awards		1,812,412			1,948,769
Diluted net income per common share:
Net income	$1,021	37,865,223	$0.03	$4,200	37,571,384	$0.11

Incremental Shares Disclosure As Anti-Dilutive

For the periods indicated, the following table provides the incremental shares excluded as they were anti-dilutive: (1) under the treasury stock method; and (2) when reporting a net loss:

	Three Months Ended
	March 31,
Impact Of Equity Awards	2011	2010
	(amounts in thousands, except per share amounts)

Dilutive or anti-dilutive for all potentially dilutive equivalent shares:	dilutive	dilutive
Excluded shares as anti-dilutive under the treasury stock method:
Options	54	69
Price range of options: from	$11.03	$9.48
Price range of options: to	$48.21	$48.21
RSUs with service conditions	202	120
RSUs with service and market conditions	200	56
Total RSUs	402	176

13.                               INCOME TAXES

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

Tax Rate For The Three Months Ended March 31, 2011

The effective income tax rate was 21.6% for the three months ended March 31, 2011, which reflects an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill, offset by certain discrete items of tax.

Tax Rate For The Three Months Ended March 31, 2010

The effective income tax rate was 18.4% for the three months ended March 31, 2010, which reflects an increase in the deferred tax asset valuation allowance for the reasons as described below under Valuation Allowance For Deferred Tax Assets (after excluding net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill).  The increase in the valuation allowance was offset by certain discrete items of tax.

Deferred Tax Liabilities

As of March 31, 2011 and December 31, 2010, deferred tax liabilities were $23.9 million and $23.7 million, respectively. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

Valuation Allowance For Deferred Tax Assets

As a result of cumulative losses incurred by the Company since 2006, a deferred tax asset valuation allowance was established due to the uncertainty that the deferred tax assets would be realized in future years (after consideration for any net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill). The Company decreased its valuation allowance to $41.9 million as of March 31, 2011 from $43.8 million as of December 31, 2010 primarily due to an increase in its deferred tax liabilities, which were used to offset an increase in its deferred tax assets associated with federal and state income tax loss carryforwards and share-based compensation. The valuation allowance as of March 31, 2011 and December 31, 2010 includes $2.1 million and $2.9 million, respectively, for an income tax benefit recorded in other comprehensive income.

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

The Company may determine in a subsequent 2011 quarter that it is no longer necessary to maintain a full valuation allowance. This assessment may be based upon the recent trend in improved business conditions and results, and would involve other factors such as management’s expectations for future results.

Liabilities For Uncertain Tax Positions

The Company’s liabilities for uncertain tax positions, which amounts were recorded as long-term liabilities in the balance sheets, are reflected in the following table as of the periods indicated:

	March 31,	December 31,
	2011	2010
	(amounts in thousands)
Liabilities for uncertain tax positions
Tax	$1,313	$1,674
Interest and penalties	933	1,147
Total	$2,246	$2,821

The decrease in liabilities for uncertain tax positions for the three months ended March 31, 2011 primarily reflects the expiration of statutes of limitation for certain tax jurisdictions. The Company reviews its estimates on a quarterly basis and any change in its liabilities for uncertain tax positions will result in an adjustment to its income tax expense in the statement of operations in each period measured.

The following table presents, for the periods indicated, the expense (income) for uncertain tax positions, which amounts were reflected in the consolidated statements of operations as an increase (decrease) to income tax expense:

	Three Months Ended
	March 31,
	2011	2010
	(amounts in thousands)

Tax expense (income)	$(361)	$(493)
Interest and penalties (income)	(214)	(245)
Income taxes (benefit) from uncertain tax positions	$(575)	$(738)

Federal And State Income Tax Audits

The Company is subject to federal and state income tax audits from time to time that could result in proposed assessments. The Company cannot predict with certainty how these audits will be resolved and whether the Company will be required to make additional tax payments, which may include penalties and interest. During the fourth quarter of 2010, the Company concluded an audit by the Internal Revenue Service with no proposed adjustment for the tax years of 2004 through 2008.  For most states where the Company conducts business, the Company is subject to examination for the preceding three to six years. In certain states, the period could be longer.

Management believes that the Company has made sufficient tax provisions for tax periods that are within the statutory period of limitations not previously audited and that are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. There can be no assurance, however, that the ultimate outcome of audits will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Income Tax Payments And Refunds

The following table provides the amount of income tax payments and income tax refunds for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
	(amounts in thousands)

State income tax payments	$82	$1
Federal and state income tax refunds	$—	$—

14.                               ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The Company’s accumulated comprehensive income (loss) consists of net income (loss) and other items recorded directly to the equity accounts.

The following table summarizes the types of other comprehensive income (loss) recorded to the statements of comprehensive income (loss) for the periods indicated:

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended
	March 31,
Category	2011	2010
	(amounts in thousands)

Beginning balance	$(7,277)	$(13,432)
Interest Rate Derivatives
Net gain (loss) on derivatives	1,989	23
Income taxes (benefit)	696	9
Net gain (loss) on derivatives, net of taxes and before valuation allowance	1,293	14
Valuation allowance - (decrease) increase	(696)	(9)
Net gain (loss) on investments, net of taxes	1,989	23
Ending balance	$(5,288)	$(13,409)

15.                               EMPLOYEE SAVINGS AND BENEFIT PLANS

Deferred Compensation Plans

The Company provides certain of its employees and the Board of Directors with an opportunity to defer a portion of their compensation on a tax-favored basis. The obligations by the Company to pay these benefits under the deferred compensation plans represent unsecured general obligations that rank equally with the Company’s other unsecured indebtedness. Amounts deferred under these plans were included in other long-term liabilities in the consolidated balance sheets. Any change in the deferred compensation liability for each quarter is recorded to general and administrative expense and to station operating expenses in the statements of operations.

401(k) Savings Plan

In the fourth quarter of 2010, the Company announced that, effective July 1, 2011 it intends to reinstate a discretionary matching contribution, subject to certain conditions.  The Company’s previous discretionary matching contribution was suspended in 2008.

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

Benefit Plan Data

The following table presents, for the periods indicated, certain information on employee savings and benefit plans:

	Three Months Ended
	March 31,
Benefit Plan Disclosures	2011	2010
	(amounts in thousands)
Reconciliation Of Deferred Compensation Liabilities
Beginning of period balance, January 1	$6,622	$5,173
Employee compensation deferrals	309	356
Employee compensation payments	(248)	(27)
Increase (decrease) in plan fair value	284	206
End of period balance	$6,967	$5,708

16.                               FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	March 31, 2011
	Value Measurements At Reporting Date Using
		Quoted Prices
		In Active
		Markets For	Significant
		Identical	Other	Significant
		Assets Or	Observable	Unobservable
		Liabilities	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	Assets (Liabilities)
	(amounts in thousands)
Assets
Cash equivalents (1)	$358	$358	$—	$—

Liabilities
Deferred Compensation (2)	$(6,967)	$(6,967)	$	$—
Interest Rate Cash Flow Hedges -
Designated As Qualifying Instruments (3) (4)	$(1,624)	$—	$(1,624)	$—
Interest Rate Cash Flow Hedges -
Designated As Qualifying Instruments (3) (5)	$(3,664)	$—	$(3,664)	$—
Lease abandonment liability (6)	$(723)	$—	$(723)	$—
Lease abandonment liability (7)	$(41)	$—	$(41)	$—

	December 31, 2010
	Value Measurements At Reporting Date Using
		Quoted Prices
		In Active
		Markets For	Significant
		Identical	Other	Significant
		Assets Or	Observable	Unobservable
		Liabilities	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	Assets (Liabilities)
	(amounts in thousands)
Assets
Cash equivalents (1)	$3,540	$3,540	$—	$—

Liabilities
Deferred Compensation (2)	$(6,622)	$(6,622)	$	$—
Interest Rate Cash Flow Hedges -
Designated As Qualifying Instruments (3) (4)	$(2,958)	$—	$(2,958)	$—
Interest Rate Cash Flow Hedges -
Designated As Qualifying Instruments (3) (5)	$(4,319)	$—	$(4,319)	$—

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

(6)

The Company’s lease abandonment liability, which is included in other long-term liabilities, is recorded at fair value on a recurring basis. The company used Level 2 inputs for its valuation methodology as the fair value was based on expected future cash flows of the underlying lease that was adjusted for a non-performance risk by the Company.

(7)

The Company’s lease abandonment liability, which is included in other other current liabilities, is recorded at fair value on a recurring basis. The company used Level 2 inputs for its valuation methodology as the fair value was based on expected future cash flows of the underlying lease that was adjusted for a non-performance risk by the Company.

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis under the circumstances and events described in Note 4 and are adjusted to fair value only when the carrying values are more than the fair values.  The categorization of the framework used to price the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value. See Note 4 for the disclosure of certain key assumptions used to develop the unobservable inputs.

During the three months ended March 31, 2011 and 2010, there were no adjustments to fair value as there were no indicators that would have required interim testing.

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

(3) Finance method lease obligations:  The Company does not believe it is practicable to estimate the fair value of this obligation as it is unlikely that the Company will be required to repay the amount outstanding.

(4) Outstanding Standby Letter of Credit: The Company does not believe it is practicable to estimate the fair value of this financial instrument and does not expect any material loss from the resolution since performance is not likely to be required.

The following table presents the carrying value and, where practicable, the fair value as of the periods indicated:

	March 31,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(amounts in thousands)

Senior debt (2)	$638,000	$623,962	$650,000	$619,713
Finance method lease obligations (3)	$12,610		$12,610
Letter of credit (4)	$570		$670

17.                               ACQUISITIONS, DIVESTITURES AND PRO FORMA SUMMARY

Acquisition During The Current Period

San Jose, California

On February 28, 2011, the Company acquired the assets of KUFX-FM, a radio station serving the San Jose, California radio market, for $9.0 million in cash, of which $1.4 million was paid as a deposit in December 2010. The source of the funds used to complete this transaction was as follows: (1) $7.6 million from funds borrowed under the Company’s senior bank facility; and (2) $1.4 million from the deposit.  In December 2010, the Company entered into an asset purchase agreement and a time brokerage agreement (“TBA”) under which the Company commenced operations on January 19, 2011.

With the commencement of the TBA, the Company began simulcasting the format of KUFX-FM on KUZX-FM (call letters were formerly KDFC-FM) (one of three radio stations owned and operated by the Company in the San Francisco market), thereby providing a complement to the signal coverage of the KUFX-FM format into the northern portion of the San Francisco metropolitan market.

During the period of the TBA, the Company included net revenues and station operating expenses associated with operating the San Jose station in the Company’s consolidated financial statements. As a result of simulcasting the format of KUFX-FM on KUZX-FM, the Company cannot separately identify the net revenues and station operating expenses of KUFX-FM during the period of the TBA. During the period of the TBA, the Company incurred TBA expense of $0.2 million.

Management considered the accounting guidelines for variable interest entities, which require that the primary beneficiary consolidate the entity into its financial statements during the period prior to acquisition.  As a result of this review, the Company determined that since the Company was not the primary beneficiary of this entity, the Company did not meet the requirements to include the entity in its consolidated financial statements as of December 31, 2010.

The Company recorded goodwill of $0.7 million on its books, of which $0.4 million was recorded for tax. The amount recorded for tax is fully deductible for income tax purposes.  Management believes that this acquisition provides the Company with an opportunity to increase the market share of its San Francisco radio stations. In addition, the proximity of the San Jose radio market to the San Francisco market allows for certain synergies in programming, sales and administration.  For a discussion of the abandonment of a lease that was assumed in connection with this transaction, see Note 6. The Company does not currently own or operate any other radio stations in the San Jose market.

For this acquisition, the aggregate purchase price, excluding transaction costs estimated to be less than $0.1 million, was allocated as follows:

Description	Amount	Useful Lives
	(in thousands)

Leasehold improvements	$113	3.8 to 7.5 years
Furniture and equipment	69	less than 1 year to 3 years
Equipment	463	3 to 5 years
Total tangible assets	645

Income agreements	200	3.8 to 4.6 years
Advertiser lists and customer relationships	161	3 years
Acquired advertising contracts	59	less than 1 year
Broadcasting licenses	8,050	non-amortizing
Goodwill	723	non-amortizing
Total intangible assets	9,193

Total assets	9,838
Unfavorable lease liability	(765)	7.5 years
Asset retirement liabilities	(73)	3.8 to 7.5 years
Net assets acquired	$9,000

Acquired Unfavorable Lease Liability

In connection with the acquisition of KUFX-FM, the Company acquired an unfavorable lease for studio space in San Jose, California, as the lease terms were significantly above market. Acquired lease terms for all leases acquired were compared to current market lease terms to determine if the acquired leases were below or above the current rates tenants would pay for similar leases. The unfavorable lease liability is recorded in other liabilities and has a remaining life of approximately 7.5 years as of the acquisition date. The unfavorable lease is amortized to rent expense on a straight line basis over the life of the lease.

Other

Merger and Acquisition Costs

During the first quarter of 2011, the Company incurred legal and advisory expenses associated with its unsuccessful proposal to acquire a large radio group operator.

In connection with the Company’s acquisition on February 28, 2011 of KUFX-FM, San Jose, California, the Company assumed a lease for studio space.  Upon completion of this transaction, the Company ceased use of the studio space and as a result, the Company recorded a lease abandonment expense during the first quarter of 2011.

Lease abandonment costs include lease liabilities offset by estimated sublease income. As a result of soft rental conditions in the Northern California real estate market, including a higher than normal vacancy rate that is expected to continue throughout the remaining term of the lease, the Company did not include an estimate to sublease any of the space.  The Company will continue to evaluate the opportunities to sublease this space and revise its sublease estimates accordingly. Any increase in the estimate of sublease income will be reflected through the income statement and such amount will also reduce its lease abandonment liability. The lease expires during the third quarter of 2018.  The lease abandonment liability is discounted using a credit risk adjusted basis using the estimated rental cash flows over the remaining term of the agreement.

The following table presents the expense recognized in the consolidated statement of income as merger and acquisition costs:

Three Months Ended
March 31,
2011
(amounts in thousands)

Merger expenses (legal and advisory expenses)	$767
Lease abandonment expense	775
Merger and acquisition costs	$1,542

Unaudited Pro Forma Summary Of Financial Information

The following pro forma information presents the consolidated results of operations as if any acquisition which occurred had occurred as of the beginning of each period presented, after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisition which would have been incurred had such acquisition occurred as of the beginning of the periods presented. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Three Months Ended
	March 31,
	2011	2010
	(amounts in thousands, except per share data)
	Proforma	Proforma

Net revenues	$82,693	$81,951
Net income	$1,254	$4,313
Net income per common share - basic	$0.03	$0.12
Net income per common share - diluted	$0.03	$0.11

ITEM 2.                  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 9, 2011. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  Our results of operations during the relevant periods represent the operations of the radio stations owned or operated by us.

We evaluate net revenues, station operating expenses and operating income by comparing the performance of stations owned or operated by us throughout a relevant period to the performance of those same stations in the prior period whether or not owned or operated by us. On January 19, 2011 we commenced operations under a time brokerage agreement (“TBA”) of KUFX-FM, a station licensed to San Jose, California. During January 2011, we began simulcasting the format of KUFX-FM on the frequency of one of our three San Francisco stations owned and operated by us, thereby providing a complement to the signal coverage of the KUFX-FM format into the northern portion of the San Francisco metropolitan market.  On February 28, 2011, we acquired KUFX-FM. We did not consider the operation nor ownership of KUFX-FM as impacting our same station computations as the operation of KUFX-FM allows us the ability to enhance an existing station’s listening audience. Otherwise, the operation of this station would have been treated as a new stand-alone profit center that would have impacted same station computations. Same station comparisons are used by us and those in the industry to assess the effect of acquisitions and dispositions on our operations throughout the periods measured.

Results Of Operations For The Year-To-Date

The following significant factors affected our results of operations for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010:

•                  On February 28, 2011, we acquired KUFX-FM, a station in San Jose, California, for $9.0 million in cash. We began operating this station on January 19, 2011 under a TBA that in 2011 increased our net revenues, station operating expenses, depreciation and amortization expense and interest expense.

•                  During the first quarter of 2011, we incurred $1.5 million in merger and acquisition costs from: (i) legal and advisory expenses from an unsuccessful proposal to acquire a large radio group operator; and (ii) lease abandonment costs associated with the acquisition of KUFX-FM.

•                  During March 2010, we amended our senior credit agreement (the “Amendment” to our “Bank Facility”) that increased our interest expense due to: (i) an increase in deferred financing expense of $5.2 million, which will be amortized over the remaining term of the Bank Facility; and (ii) an increase in fees incurred under the Bank Facility, primarily on outstanding debt.

•                  During the three months ended March 31, 2010, we repurchased $6.6 million of our Notes and recognized a net loss on extinguishment of debt of $(0.1) million.

Three Months Ended March 31, 2011 As Compared To The Three Months Ended March 31, 2010

Net Revenues

	Three Months Ended
	March 31, 2011	March 31, 2010
	(dollars in millions)
Net Revenues	$82.5	$80.8
Amount of Change	$1.7
Percentage Change	2.1%

Based upon our improved results for the current period as well as other indicators, we expect revenues to continue to grow for the remainder of 2011.  In 2010, our revenues were favorably impacted by the strengthening of the economy and improving business conditions for both the industry and for us.

Net revenues in the current period increased in most of our markets.  Our net revenues increased the most for those radio stations located in our Austin, Kansas City, Milwaukee, Norfolk and Seattle markets.

Station Operating Expenses

	Three Months Ended
	March 31, 2011	March 31, 2010
	(dollars in millions)
Station Operating Expenses	$61.9	$59.4
Amount of Change	$2.5
Percentage Change	4.2%

The increase in station operating expenses was primarily due to: (1) an increase in net revenues as described above under Net Revenues as certain variable expenses increase with a corresponding increase in net revenues; and (2) an increase in our audience ratings expense primarily due to the continued rollout across our markets of PPM, a new audience measurement methodology.

Management expects that the trend of increased station operating expenses will continue for the balance of the year for the reasons as described above and due to certain variable expenses associated with an anticipated increase in net revenues in 2011.

Depreciation And Amortization Expense

	Three Months Ended
	March 31, 2011	March 31, 2010
	(dollars in millions)
Depreciation And Amortization Expense	$2.9	$3.4
Amount of Change	$(0.5)
Percentage Change	(14.7)%

Depreciation and amortization expense decreased in 2011 primarily due to the decrease over the past several years in: (i) capital expenditures; (ii) deferred charges and other assets; and (iii) acquisitions.  The $9.0 million acquisition of a radio station in San Jose, California during the first quarter of 2011 did not have a significant impact on depreciation and amortization expense.

Corporate General And Administrative Expenses

	Three Months Ended
	March 31, 2011	March 31, 2010
	(dollars in millions)
Corporate General And Administrative Expenses	$8.6	$5.9
Amount of Change	$2.7
Percentage Change	45.8%

Corporate general and administrative expenses increased primarily due to: (1) an increase in non-cash compensation expense of $1.5 million primarily due to the amortization of equity compensation awards that were granted during the fourth quarter of 2010 and the first quarter of 2011; and (2) an increase in cash corporate executive incentives, which for the prior year were partially paid in equity.

Operating Income

	Three Months Ended
	March 31, 2011	March 31, 2010
	(dollars in millions)
Operating Income	$7.3	$12.2
Amount of Change	$(4.9)
Percentage Change	(40.2)%

The decrease in operating income was primarily due to: (1) an increase in corporate general and administrative expenses for the reasons described under Corporate General And Administrative Expenses; (2) an increase of $1.5 million in merger and acquisition costs from: (i) legal and advisory expenses from an unsuccessful proposal to acquire a large radio group operator; and (ii) lease abandonment costs associated with the acquisition in 2011 of a radio station in San Jose, California (the proximity of the San Jose radio market to our radio stations in the San Francisco market allows for certain operating synergies); and (3) an increase in station operating expenses, net of revenues, for the reasons described above under Station Operating Expenses.

Interest Expense

	Three Months Ended
	March 31, 2011	March 31, 2010
	(dollars in millions)
Interest Expense	$6.0	$7.0
Amount of Change	$(1.0)
Percentage Change	(14.3)%

The decrease in interest expense was primarily due to: (1) a decline in outstanding debt upon which interest is computed; and (2) a decline in the average interest rate primarily due to the expiration of certain interest rate hedges that fixed a portion of our variable rate debt at a higher rate than the current short-term LIBOR rate.  Interest rates on outstanding debt remained relatively flat during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Income Before Income Taxes

	Three Months Ended
	March 31, 2011	March 31, 2010
	(dollars in millions)
Income Before Income Taxes	$1.3	$5.1
Amount of Change	$(3.8)
Percentage Change	(74.5)%

The decrease was primarily attributable to a decrease in operating income for the reasons as described above under Operating Income, offset by a decrease in interest expense for the reasons described under Interest Expense.

Income Taxes

	Three Months Ended
	March 31, 2011	March 31, 2010
	(dollars in millions)
Income Taxes	$0.3	$0.9
Amount of Change	$(0.6)
Percentage Change	(66.7)%

Income tax expense for the current period was primarily due to the recording of net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. Offset against this expense was a reduction in liabilities for uncertain tax positions due to the expiration of the statute of limitations in certain tax jurisdictions.

As a result of cumulative losses incurred by the Company since 2006, a deferred tax asset valuation allowance was established due to the uncertainty that the deferred tax assets would be realized in future years (after excluding deferred tax liabilities associated with non-amortizable assets as these deferred tax liabilities cannot be used to offset deferred tax assets).

We may determine in a subsequent 2011 quarter that it is no longer necessary to maintain a full valuation allowance. This assessment may be based upon the recent trend in improved business conditions and results, and would involve other factors such as management’s expectations for future results.

Net Income

	Three Months Ended
	March 31, 2011	March 31, 2010
	(dollars in millions)
Net Income	$1.0	$4.2
Amount of Change	$(3.2)
Percentage Change	(76.2)%

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

Liquidity And Capital Resources

Liquidity

Historically, we have carried significant amounts of debt. As of March 31, 2011, we had $638.0 million outstanding under our Bank Facility, which is comprised of $263.0 million in a term loan (the “Term Loan”) and $375.0 million in drawn revolving credit (the “Revolver”). In addition, we have outstanding finance method lease obligations of $12.6 million and $0.6 million in a letter of credit.

The Term Loan reduces in quarterly amounts, which payments started at $15 million, are currently at $25 million and ultimately increase to $60 million on September 30, 2011. We plan to fund the amortization of the Term Loan with cash flow from operations and our available Revolver capacity.

As of March 31, 2011, we had $1.3 million in cash and cash equivalents. During the three months ended March 31, 2011, we decreased our outstanding debt by $12.0 million.

Our Bank Facility, As Amended

On March 11, 2010, we amended our Bank Facility. Pursuant to the Amendment, our Consolidated Leverage Ratio cannot exceed 6.75 times as of March 31, 2011, 6.50 times as of June 30, 2011, 6.25 times as of September 30, 2011 and 6.0 times as of and subsequent to December 31, 2011.  Depending on the Consolidated Leverage Ratio (Consolidated Funded Indebtedness to Consolidated Operating Cash Flow), we may elect an interest rate equal to: (1) the Eurodollar Rate plus fees that can range from 0.5% to 2.5%; or (2) the Base Rate plus fees that can range from 0.0% to 1.5%, where the Base Rate is the highest of: (a) the Federal Funds Rate plus 0.5%; (b) the Eurodollar Rate plus 1.0%; or (c) the Prime Rate.

During periods when the Consolidated Leverage Ratio exceeds six times (defined in the Bank Facility as a “Restricted Period”), we would be: (a) restricted in our ability to take certain actions, including but not limited to, the payment of dividends and the repurchase of our stock; and (b) subject to additional limitations on acquisitions and investments.

The undrawn amount of the Revolver was $274.4 million as of March 31, 2011. The amount available under the Revolver is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of March 31, 2011, we would be limited to borrowings significantly less than the undrawn limit unless such borrowings were used to repay indebtedness or for transactions that increase cash flow for purposes of covenant calculation.

The Bank Facility requires us to comply with certain financial covenants which are defined terms within the agreement, including: (1) a maximum Consolidated Leverage Ratio; and (2) a minimum ratio of Consolidated Operating Cash Flow to Consolidated Interest Charges of two times.  Management believes we are in compliance with all financial covenants and all other terms of the Bank Facility as of March 31, 2011.

As of March 31, 2011, our Consolidated Leverage Ratio was 5.6 times and our Consolidated Interest Coverage Ratio was 4.5 times.

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

Amending our Bank Facility or obtaining other funding or additional financing prior to the expiration of the current agreement will be essential since the Revolver balance outstanding along with the final $60.0 million Term Loan installment will be due in full upon the expiration of the Bank Facility on June 30, 2012. We expect to reclassify all of our debt outstanding under the Bank Facility from long-term to short-term as of June 30, 2011.

As of March 31, 2011, the following table presents the computations (in thousands, other than the ratios) of the Company’s Consolidated Leverage Ratio and Consolidated Interest Coverage Ratio as defined under the Company’s Bank Facility:

Consolidated Leverage Ratio Computations:

Numerator: Consolidated Funded Indebtedness
Senior debt outstanding	$638,155
Letter of credit outstanding	570
Total debt outstanding	638,725
Less cash outstanding in excess of $3 million, not to exceed $10 million	—
Consolidated Funded Indebtedness	$638,725

Denominator: Consolidated Operating Cash Flow
Net income	$43,257
Income taxes	19,929
Depreciation and amortization	12,171
Interest expense	29,506
Non-cash compensation expense	6,918
Deferred non-cash charges	1,172
Investment loss	174
Pro forma for tower disposition as if the disposition occurred as of the beginning of this period	(709)
Pro forma for KUFX-FM acquisition as if the acquisition occurred as of the beginning of this period	1,875
Consolidated Operating Cash Flow	$114,293

Consolidated Leverage Ratio	5.6

Consolidated Interest Coverage Ratio Computations:

Numerator: Consolidated Operating Cash Flow	$114,293

Denominator: Consolidated Interest Charges
Interest expense	$29,506
Less interest income and certain deferred financing expense	(4,342)
Add interest expense on KUFX-FM acquisition as if acquisition occurred as of the beginning of this period	107
Consolidated Interest Charges	$25,271

Consolidated Interest Coverage Ratio	4.5

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

Based upon our improved results for the current period as well as other indicators evidencing that advertiser demand continues to accelerate, we expect revenues to grow for the remainder of 2011.  Our revenues were favorably impacted in 2010 by the strengthening of the economy and improving business conditions for both the industry and us.

The 2010 Amendment was treated as a modification to a debt instrument.  As a result, in the first quarter of 2010, we recorded deferred financing costs of $5.2 million related to the Amendment which are amortized over the remaining life of the Bank Facility on: (1) a straight-line basis for the Revolver; and (2) an effective interest rate method for the Term Loan. In addition, unamortized deferred financing costs of $3.1 million as of the Amendment date will continue to be amortized over the remaining life of the Bank Facility.

Operating Activities

Net cash flows provided by operating activities were $21.2 million and $19.3 million for the three months ended March 31, 2011 and 2010, respectively. The increase in 2011 was mainly attributable to a $4.7 million increase in cash from working capital, primarily due to an increase in accounts payable and accrued liabilities (net of prepaid expenses and deposits) as an insurance claim of $16.5 million was settled during the first quarter of 2010.

Investing Activities

Net cash flows used in investing activities were $9.5 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively.

For the three months ended March 31, 2011, the cash used in investing activities primarily reflects $9.0 million for the purchase of a radio station in San Jose, California. For the three months ended March 31, 2010, the cash used in investing activities primarily reflects $0.8 million for additions to property and equipment.

Financing Activities

Net cash flows used in financing activities were $14.2 million and $26.8 million for the three months ended March 31, 2011 and 2010, respectively.

For the three months ended March 31, 2011, the cash flows used in financing activities primarily reflect the reduction to our net borrowings of $12.0 million under our Revolver and Term Loan.  For the three months ended March 31, 2010, the cash flows used in financing activities primarily reflect the reduction to our net borrowings of $13.0 million under our Revolver and Term Loan and the repurchase of our Notes at $6.6 million.

Dividends

Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility.  Specifically, pursuant to our Credit Facility, we are prohibited from paying dividends if our Consolidated Leverage Ratio exceeds six times.

Previously, we have used a portion of our capital resources to pay dividends on a quarterly basis effective beginning with the first quarter of 2006 and ending with and including the third quarter of 2008. Our Board of Directors has not declared any dividends since that time.

Income Taxes

During the three months ended March 31, 2011, we paid $0.1 million in state income taxes. We anticipate that it will not be necessary to make any quarterly estimated federal and state income tax payments for the remainder of 2011 based upon existing prepayments and expected quarterly income subject to tax.

Capital Expenditures

Capital expenditures for the three months ended March 31, 2011 were $0.9 million. We anticipate that capital expenditures in 2011 will be between $4.0 million and $4.5 million.

Contractual Obligations

The following table reflects a summary as of March 31, 2011 of our calendar contractual obligations for the remainder of the year 2011 and thereafter:

	Payments Due By Period
					More Than
		Less Than	1 To 3	3 To 5	5
Contractual Obligations:	Total	1 Year	Years	Years	Years

Long-term debt obligations (1)	$653,133	$153,416	$499,642	$39	$36
Operating lease obligations	78,023	9,346	22,578	17,363	28,736
Financing method lease obligations (2)	33,810	507	14,021	1,498	17,784
Purchase obligations (3)	221,017	57,000	103,072	42,945	18,000
Other long-term liabilities (4)	43,236	195	4,880	1,461	36,700
Total	$1,029,219	$220,464	$644,193	$63,306	$101,256

(1)                                  (a)  Our Bank Facility had outstanding debt in the amount of $638.0 million as of March 31, 2011. The maturity under our Bank Facility could be accelerated if we do not maintain compliance with certain covenants.

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

(3)                                  (a)  We have purchase obligations of $220.4 million, including contracts primarily for on-air personalities, sports programming rights, ratings services, music licensing fees, equipment maintenance and certain other operating contracts.

(b)  We have $0.6 million in liabilities related to our obligation to provide a letter of credit.

(4)                                  Included within total other long-term liabilities of $43.2 million are deferred income tax liabilities of $23.9 million that are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax liabilities may vary according to changes in tax laws, tax rates and our operating results. It is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities, together with liabilities for uncertain tax positions, are reflected in the above table in the column labeled as “More Than 5 Years.”  See Note 13, Income Taxes, in the accompanying notes to the consolidated financial statements for a discussion of deferred tax liabilities, including liabilities for uncertain tax positions.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 1 to the accompanying financial statements, Basis Of Presentation - Recent Accounting Pronouncements, for a discussion of the status and potential impact of new accounting pronouncements.

See Note 4, to the accompanying financial statements, for a discussion of intangible assets and goodwill.

For a more comprehensive list of our accounting policies, please see Note 2, Significant Accounting Policies, accompanying the consolidated financial statements included in our latest annual report on Form 10-K for the year ended December 31, 2010.  Note 2 to the consolidated financial statements included with Form 10-K contains several other policies, including policies governing the timing of revenue recognition, that are important to the preparation of our consolidated financial statements, but do not meet the SEC’s definition of critical accounting policies because they do not involve subjective or complex judgments.  In addition, for further discussion of new accounting policies, if any, that were effective for us on January 1, 2011, please refer to the new accounting pronouncements under Note 1 to the accompanying notes to the financial statements.

ITEM 3.                  Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt.  From time to time, we may seek to limit our exposure to interest rate volatility through the use of derivative rate hedging instruments.  If the borrowing rates under LIBOR were to increase 1% above the current rates as of March 31, 2011, our interest expense on our senior debt would increase by approximately $4.7 million on an annual basis, including any interest benefit or interest expense associated with the use of derivative rate hedging instruments as described below.

The following derivative rate hedging transactions, which fix interest on our variable rate debt and are tied to the one-month LIBOR interest rate, are outstanding as of March 31, 2011:

Type				Fixed
Of	Notional	Effective		LIBOR	Expiration
Hedge	Amount	Date	Collar	Rate	Date
	(amounts (in millions)

Swap	$125.0	March 28, 2008	n/a	2.91%	September 28, 2011
Swap	100.0	May 28, 2008	n/a	3.62%	May 28, 2012
Total	$225.0

The fair value (based upon current market rates) of the rate hedging transactions is included as derivative instruments in long-term assets and/or liabilities for those instruments with maturity dates greater than one year and short-term assets and/or liabilities for those instruments with maturity dates less than one year. The fair value of the hedging transactions is affected by a combination of several factors, including the remaining period to maturity and the forward interest rate to maturity. Assuming the hedging transaction is a liability: (i) any decrease in the remaining period to maturity and/or an increase in the forward interest rate to maturity results in a more favorable valuation; and (ii) any decrease in the forward interest rate to maturity results in a less favorable valuation. Our credit exposure under these hedging agreements, or similar agreements we may enter into in the future, is the cost of replacing an agreement in the event of non-performance by our counter-party.

As of March 31, 2011, the fair value of our derivative instruments was a liability of $5.3 million, which represented a decrease in liability from the balance as of December 31, 2010.  The change was primarily due to the effect of a decrease in the remaining period to maturity of each derivative instrument as the forward interest rate curve to maturity for those derivatives remained relatively flat. The liability as of March 31, 2011 included a reduction in value for non-performance in accordance with the accounting provisions for fair value measurement.

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

PART II

OTHER INFORMATION

ITEM 1.                  Legal Proceedings

There were no material developments relating to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 9, 2011.

ITEM 1A.               Risk Factors

There have been no material changes from the Risk Factors described in our Form 10-K, filed with the SEC on February 9, 2011.

ITEM 2.                  Unregistered Sales Of Equity Securities And Use Of Proceeds

During the three-month period ending March 31, 2011, we withheld shares of stock upon the vesting of restricted stock units to cover withholding tax obligations, unless an employee elected to pay such tax in cash.  The following table provides information on shares withheld (which are considered repurchased) during the three-month period ended March 31, 2011:

			(c)	(d)
			Total	Maximum
			Number Of	Approximate
			Shares	Dollar Value
			Purchased	Of
			As	Shares That
	(a)	(b)	Part Of	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under
	Of Shares	Paid	Plans Or	The Plans
Period	Purchased	Per Share	Programs	Or Programs
January 1, 2011 - January 31, 2011	9,349	$10.46	—	$—
February 1, 2011 - February 28, 2011	128,908	$11.75	—	$—
March 1, 2011 - March 31, 2011	9,646	$12.96	—	$—
Total	147,903		—

In connection with employee tax obligations related to the vesting of restricted stock units during the three months ended March 31, 2011 and in accordance with elections by certain employees, we are deemed to have repurchased the following shares withheld to satisfy employees’ tax obligations: (i) 9,349 shares at an average price of $10.46 per share in January 2011; (ii) 128,908 shares at an average price of $11.75 per share in February 2011, and (iii) 9,646 shares at an average price of $12.96 per share in March 2011. These shares are included in the above table.

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

ENTERCOM COMMUNICATIONS CORP.
(Registrant)

Date: May 9, 2011	/S/ David J. Field
Name: David J. Field
Title: President and Chief Executive Officer
(principal executive officer)

Date: May 9, 2011	/S/ Stephen F. Fisher
Name: Stephen F. Fisher
Title: Executive Vice President - Operations and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007 and May 15, 2009. (1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (3)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (4)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (4)

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