Form 10-Q
period 2011-06-30
ENTERCOM COMMUNICATIONS CORP
filed 2011-08-09
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Class A common stock, $0.01 par value – 30,891,591 Shares Outstanding as of July 31, 2011

(Class A Shares Outstanding include 1,903,534 unvested and vested but deferred restricted stock units)

Class B common stock, $0.01 par value – 7,367,532 Shares Outstanding as of July 31, 2011.

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

ii

PART I

FINANCIAL INFORMATION

ITEM 1.     Financial Statements

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	JUNE 30,	DECEMBER 31,
	2011	2010
ASSETS:
Cash and cash equivalents	$1,957	$3,768
Accounts receivable, net of allowance for doubtful accounts	74,847	70,897
Prepaid expenses, deposits and other	7,833	5,370
Prepaid and refundable federal and state income taxes	365	810
Deferred tax assets	4,586	651
Total current assets	89,588	81,496
Investments	217	217
Net property and equipment	60,121	62,729
Radio broadcasting licenses	715,902	707,852
Goodwill	38,891	38,168
Deferred charges and other assets, net of accumulated amortization	13,169	10,563
TOTAL ASSETS	$917,888	$901,025

LIABILITIES:
Accounts payable	$7,991	$4,209
Accrued expenses	11,564	7,537
Accrued compensation and other current liabilities	15,553	13,476
Long-term debt, current portion	625,027	165,026
Total current liabilities	660,135	190,248
Long-term debt, net of current portion	110	485,122
Financing method lease obligations	12,610	12,610
Deferred tax liabilities	—	23,704
Other long-term liabilities	14,717	18,674
Total long-term liabilities	27,437	540,110
Total liabilities	687,572	730,358

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	383	381
Additional paid-in capital	594,397	592,643
Accumulated deficit	(365,322)	(415,080)
Accumulated other comprehensive income (loss)	858	(7,277)
Total shareholders’ equity	230,316	170,667
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$917,888	$901,025

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2011	2010
NET REVENUES	$187,164	$186,622

OPERATING EXPENSE:
Station operating expenses, including non-cash compensation expense	133,168	127,877
Depreciation and amortization expense	5,764	6,647
Corporate general and administrative expenses, including non-cash compensation expense	15,087	11,102
Merger and acquisition costs	1,542	—
Net time brokerage agreement (income) fees	244	—
Net (gain) loss on sale or disposal of assets	69	(9)
Total operating expense	155,874	145,617
OPERATING INCOME (LOSS)	31,290	41,005

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing expense	11,233	14,150
Interest and dividend income	(7)	(11)
Net loss on extinguishment of debt	—	62
Other income	(5)	(22)
TOTAL OTHER EXPENSE	11,221	14,179

INCOME (LOSS) BEFORE INCOME TAXES	20,069	26,826
INCOME TAXES (BENEFIT)	(29,686)	8,364
NET INCOME (LOSS)	$49,755	$18,462

NET INCOME (LOSS) PER SHARE - BASIC	$1.37	$0.52

NET INCOME (LOSS) PER SHARE - DILUTED	$1.31	$0.49

WEIGHTED AVERAGE SHARES:
Basic	36,337,899	35,686,383
Diluted	37,954,596	37,678,189

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2011	2010
NET REVENUES	$104,650	$105,788

OPERATING EXPENSE:
Station operating expenses, including non-cash compensation expense	71,248	68,489
Depreciation and amortization expense	2,872	3,266
Corporate general and administrative expenses, including non-cash compensation expense	6,466	5,227
Net (gain) loss on sale or disposal of assets	49	(38)
Total operating expense	80,635	76,944
OPERATING INCOME (LOSS)	24,015	28,844

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing expense	5,257	7,170
Interest and dividend income	(3)	(4)
Other income	(5)	—
TOTAL OTHER EXPENSE	5,249	7,166

INCOME (LOSS) BEFORE INCOME TAXES	18,766	21,678

INCOME TAXES (BENEFIT)	(29,968)	7,416
NET INCOME (LOSS)	$48,734	$14,262

NET INCOME (LOSS) PER SHARE - BASIC	$1.34	$0.40

NET INCOME (LOSS) PER SHARE - DILUTED	$1.29	$0.38

WEIGHTED AVERAGE SHARES:
Basic	36,352,750	35,714,159
Diluted	37,741,589	37,581,924

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2011	2010

NET INCOME (LOSS)	$49,755	$18,462

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES (BENEFIT):

Net unrealized gain (loss) on derivatives, net of taxes (benefit)	8,135	1,735

COMPREHENSIVE INCOME (LOSS)	$57,890	$20,197

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2011	2010

NET INCOME (LOSS)	$48,734	$14,262

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES (BENEFIT):

Net unrealized gain (loss) on derivatives, net of taxes (benefit)	6,146	1,712

COMPREHENSIVE INCOME (LOSS)	$54,880	$15,974

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2011 AND YEAR ENDED DECEMBER 31, 2010

(amounts in thousands, except share data)

(unaudited)

						Retained	Accumulated
	Common Stock				Additional	Earnings	Other
	Class A		Class B		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Balance, December 31, 2009	29,755,161	$297	7,457,532	$75	$588,622	$(461,610)	$(13,432)	$113,952
Net income (loss)	—	—	—	—	—	46,436	—	46,436
Conversion of Class B common stock to Class A common stock	90,000	1	(90,000)	(1)	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	549	—	—	549
Compensation expense related to granting of restricted stock units	941,213	10	—	—	4,969	—	—	4,979
Exercise of stock options	97,725	1	—	—	129	—	—	130
Purchase of vested employee restricted stock units	(183,531)	(2)	—	—	(1,626)	—	—	(1,628)
Forfeitures of dividend equivalents	—	—	—	—	—	94	—	94
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	6,155	6,155
Balance, December 31, 2010	30,700,568	307	7,367,532	74	592,643	(415,080)	(7,277)	170,667
Net income (loss)	—	—	—	—	—	49,755	—	49,755
Compensation expense related to granting of stock options	—	—	—	—	249	—	—	249
Compensation expense related to granting of restricted stock units	426,501	5	—	—	4,412	—	—	4,417
Exercise of stock options	49,875	—	—	—	66	—	—	66
Purchase of vested employee restricted stock units	(282,973)	(3)	—	—	(2,973)	—	—	(2,976)
Forfeitures of dividend equivalents	—	—	—	—	—	3	—	3
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	8,135	8,135
Balance, June 30, 2011	30,893,971	$309	7,367,532	$74	$594,397	$(365,322)	$858	$230,316

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$49,755	$18,462

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,764	6,647
Amortization of deferred financing costs	1,884	1,490
Net deferred taxes (benefit) and other	(27,998)	9,139
Provision for bad debts	694	742
Net (gain) loss on sale or disposal of assets	69	(9)
Non-cash stock-based compensation expense	4,666	3,102
Deferred rent	61	(5)
Unearned revenue - long-term	5	—
Net (gain) loss on extinguishment of debt	—	62
Deferred compensation	529	237
Net accretion expense for asset retirement obligations	84	—
Other income	(5)	(22)

Changes in assets and liabilities:
Accounts receivable	(4,623)	(9,014)
Prepaid expenses and deposits	(2,463)	15,398
Prepaid and refundable income taxes	445	6,985
Accounts payable and accrued liabilities	8,541	(14,516)
Accrued interest expense	(49)	(185)
Accrued liabilities - long-term	(87)	(949)
Prepaid expenses - long-term	152	(431)
Net cash provided by (used in) operating activities	37,424	37,133

INVESTING ACTIVITIES:
Additions to property and equipment	(2,273)	(1,474)
Proceeds from sale of property, equipment, intangibles and other assets	199	108
Purchases of radio station assets	(9,000)	—
Deferred charges and other assets	(1,083)	(46)
Proceeds from investments	5	22
Station acquisition deposits and costs	1,350	—
Net cash provided by (used in) investing activities	(10,802)	(1,390)

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2011	2010
FINANCING ACTIVITIES:
Deferred expenses related to bank facility amendment	—	(5,155)
Proceeds from issuance of long-term debt	22,500	37,500
Payments of long-term debt	(47,513)	(65,512)
Retirement of senior subordinated notes	—	(6,579)
Proceeds from the exercise of stock options	66	109
Purchase of vested restricted stock units	(2,976)	(1,617)
Payment of dividend equivalents on vested restricted stock units	(510)	(869)
Net cash provided by (used in) financing activities	(28,433)	(42,123)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,811)	(6,380)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,768	10,751
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,957	$4,371

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,447	$12,883
Income taxes	$82	$82

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

This Form 10-Q should be read in conjunction with the financial statements and related notes included in the Company’s audited financial statements as of and for the year ended December 31, 2010 and filed with the SEC on February 9, 2011, as part of the Company’s Annual Report on Form 10-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

Recent Accounting Pronouncements

Other than as disclosed below, the Company does not believe that any recently issued pronouncements would have a material effect on the Company’s results of operations, cash flows or financial condition.

In May 2011, the accounting standards for fair value measurements were amended to clarify existing guidance and require certain new quantitative and qualitative disclosures regarding unobservable fair value measurements. The Company, which has not evaluated the impact of adoption on its consolidated financial statements, will be required to adopt the amendments effective January 1, 2012.

Prior Period Correction

During the six months and three months ended June 30, 2011, the Company recorded a prior period correction to income tax expense and to other comprehensive income (loss) as described in Note 13, Income Taxes and Note 14, Accumulated Other Comprehensive Income, respectively.

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

The accounts receivable balances and reserve for doubtful accounts are presented in the following table as of the periods indicated:

	June 30,	December 31,
	2011	2010
	(amounts in thousands)

Accounts receivable	$78,078	$74,024
Allowance for doubtful accounts	(3,231)	(3,127)
Accounts receivable, net of allowance for doubtful accounts	$74,847	$70,897

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

(1)          Broadcasting Licenses Impairment Test

The Company performs its annual broadcasting license impairment test during the second quarter of each year by evaluating its broadcasting licenses for impairment at the market level using the direct method.  For purposes of testing impairment, indefinite-lived intangible assets are combined into a single unit of accounting. Since the broadcasting licenses in each market are operated as a single asset, each market’s broadcasting licenses are a single unit of accounting. The Company determines the fair value of the broadcasting licenses in each of its markets by relying on a discounted cash flow approach (a 10-year income model) assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The Company’s fair value analysis contains assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a certain market. These variables include, but are not limited to: (1) the discount rate used in the determination of fair value; (2) the market share and profit margin of an average station within a market based upon market size and station type; (3) the forecast growth rate of each radio market, including assumptions regarding each market’s population, household income, retail sales and other factors that would influence advertising expenditures; (4) the estimated capital start-up costs and losses incurred during the early years; (5) the likely media competition within the market area; (6) an effective tax rate assumption; and (7) future terminal values.

The following table presents the changes in broadcasting licenses for the periods indicated:

	Broadcasting Licenses
	Carrying Amount
	2011	2010
	(amounts in thousands)

Beginning of period balance as of January 1,	$707,852	$707,852
Acquisition (Note 18)	8,050	—
Ending period balance as of June 30,	$715,902	$707,852

Broadcasting License Impairment Testing During The Second Quarter Ended June 30, 2011

During the second quarter of 2011, the Company completed its annual impairment test for broadcasting licenses and determined that the fair value of its broadcasting licenses was in excess of the carrying value for each of the Company’s markets and accordingly, no impairment was recorded.

The methodology used by the Company in determining its key estimates and assumptions was applied consistently to each market. Of the seven variables identified above, the Company believes that the first three (in clauses (1) through (3) above) are the most important to the determination of fair value.

The following table reflects the estimates and assumptions used in the second quarter of 2011 as compared to the second quarter of 2010, the date of the most recent prior impairment test.  In general, when comparing the second quarter of 2011 to the second quarter of 2010: (1) the discount rate, which was estimated using required returns on debt and equity of publicly traded radio companies, did not change; (2) the market specific operating profit margin range remained relatively stable with minor fluctuations in several markets; and (3) the market long-term revenue growth rate did not change.

	Second	Second
	Quarter	Quarter
	2011	2010
Discount rate	10.0%	10.0%
Operating profit margin range of the Company’s markets	19.5% to 41.5%	21.0% to 42.5%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%

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

Broadcasting License Impairment Testing During The Second Quarter Ended June 30, 2010

The Company completed its annual impairment test for broadcasting licenses during the second quarter of 2010 and determined that the fair value of the broadcasting licenses was more than the amount reflected in the balance sheet for each of the Company’s markets and, accordingly, no impairment was recorded.

The methodology used by the Company in determining its key estimates and assumptions was applied consistently to each market. Of the seven variables identified above, the Company believes that the first three (in clauses (1) through (3) above) are the most important to the determination of fair value.

The following table reflects the estimates and assumptions used in the second quarter of 2010 as compared to the second quarter of 2009, the date of the prior impairment test.  In general, when comparing the second quarter of 2010 to the second quarter of 2009: (1) the discount rate decreased primarily due to a decrease in the estimated required returns on debt and equity of publicly traded radio companies; (2) the market specific operating profit margin range remained relatively flat; and (3) the market long-term revenue growth rate was marginally higher as the outlook for the industry improved.

	Second	Second
	Quarter	Quarter
	2010	2009
Discount rate	10.0%	10.6%
Operating profit margin range of the Company’s markets	21.0% to 42.5%	21.0% to 44.0%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.0% to 2.5%

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

The following table presents the changes in goodwill for each of the periods indicated:

	Goodwill
	Carrying Amount
	2011	2010
	(amounts in thousands)
Goodwill before cumulative loss on impairment as of January 1,	$163,783	$163,783
Accumulated loss on impairment	(125,615)	(125,615)
Beginning balance after cumulative loss on impairment	38,168	38,168
Acquisition (Note 18)	723	—
Ending balance as of June 30,	$38,891	$38,168

Goodwill Impairment Testing During The Second Quarter Ended June 30, 2011

In step one of the Company’s goodwill analysis during the second quarter, the Company considered the results of the market approach and, when appropriate, the income approach in computing the fair value of the Company’s reporting units. In the market approach, the Company applied an estimated market multiple of between seven and a half times and eight times to each reporting unit’s operating performance to calculate the fair value. This multiple was consistent with the multiple applied to all markets in the second quarter of 2010.  Management believes that these approaches are an appropriate measurement given the current market valuations of broadcast radio stations together with historical market transactions, including those in recent months. Factors contributing to the determination of the reporting unit’s operating performance were historical performance and management’s estimate of future performance.

In the income approach, the Company utilized the discounted cash flow method to calculate the fair value of the reporting unit (the key estimates and assumptions are included in the table below). The results of step one indicated that it was not necessary to perform the second step analysis in any of the markets tested, as the fair values for all of the Company’s markets were in excess of the carrying value. As a result of the step one test, no impairment loss was recorded during the second quarter of 2011. The Company performed a reasonableness test by comparing the fair value results for goodwill by using the implied multiple based on the Company’s cash flow performance and its current stock price and comparing the results to prevailing radio broadcast transaction multiples.

The following table reflects certain key estimates and assumptions used in the second quarter of 2011 and in the second quarter of 2010, the date of the most recent prior impairment test. The ranges for operating profit margin and revenue growth rates are for the Company’s markets.  In general, when comparing the second quarter of 2011 to the second quarter of 2010: (1) the discount rate, which was estimated using required returns on debt and equity of publicly traded radio companies, did not change; (2) the market specific operating profit margin range was relatively stable; and (3) the market long-term revenue growth rate did not change.

	Second	Second
	Quarter	Quarter
	2011	2010
Discount rate	10.0%	10.0%
Operating profit margin range of the Company’s markets	25.0% to 46.6%	26.0% to 39.0%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%

If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.

Goodwill Impairment Testing During The Second Quarter Ended June 30, 2010

In step one of the Company’s goodwill analysis during the second quarter, the Company considered the results of the market approach and the income approach in computing the fair value of the Company’s reporting units. In the market approach, the Company applied an estimated market multiple of between seven and a half times and eight times to each reporting unit’s operating performance to calculate the fair value. This multiple was higher than the six times multiple applied to all markets in the second quarter of 2009.  Management believes that these approaches are an appropriate measurement given the current market valuations of broadcast radio stations together with the historical market transactions, including those in recent months. Factors contributing to the determination of the reporting unit’s operating performance were historical performance and management’s estimate of future performance.

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

The following table reflects certain key estimates and assumptions used in the second quarter of 2010 and in the second quarter of 2009, the date of the prior impairment test. The ranges for operating profit margin and revenue growth rates are for the Company’s markets.  In general, when comparing the second quarter of 2010 to the second quarter of 2009: (1) the discount rate decreased primarily due to a decrease in the estimated required returns of the debt and equity of publicly traded radio companies; (2) the market specific operating profit margin range narrowed; and (3) the market long-term revenue growth rate range narrowed.

	Second	Second
	Quarter	Quarter
	2010	2009
Discount rate	10.0%	10.6%
Operating profit margin range of the Company’s markets	26.0% to 39.0%	21.0% to 41.0%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.0% to 2.5%

5.             DEFERRED CHARGES AND OTHER ASSETS

Deferred Charges And Other Assets

Deferred charges and other assets, including definite-lived intangible assets, consist of the following as of the periods indicated:

	Deferred Charges And Other Assets,
	Net Of Accumulated Amortization
	June 30,	December 31,
	2011	2010
	(amounts in thousands)

Deferred contracts and other agreements, net	$802	$659
Advertiser lists and customer relationships, net	143	3
Total definite-lived assets	945	662
Debt issuance costs, net	3,052	4,936
Software costs, net	1,264	550
Leasehold premium, net	603	633
Deferred tax assets - long-term	5,044	—
Prepaid assets - long-term	1,827	1,995
Deposits - long-term	345	328
Note receivable - long-term	89	109
Station deposits and acquisition costs	—	1,350
	$13,169	$10,563

The following tables reflect deferred amortization expense (charged to interest expense) for the periods presented:

	Six Months Ended
	June 30,
	2011	2010
	(amounts in thousands)

Deferred financing expense	$1,844	$1,490

	Three Months Ended
	June 30,
	2011	2010
	(amounts in thousands)

Deferred financing expense	$881	$941

6.             OTHER CURRENT AND LONG-TERM LIABILITIES

Other Current Liabilities

Accrued compensation and other current liabilities consist of the following as of the periods indicated:

	Accrued Compensation And Other
	Current Liabilities
	June 30,	December 31,
	2011	2010
	(amounts in thousands)

Accrued compensation	$7,130	$5,803
Accounts receivable credits	2,203	1,909
Derivative valuation - short-term	3,827	2,958
Advertiser obligations	1,256	1,110
Accrued interest payable	155	204
Unearned revenue - short-term	138	216
Accrued dividend equivalents - short-term	56	522
Other	788	754
	$15,553	$13,476

The following table reflects deferred rent liabilities included under other long-term liabilities as of the periods indicated:

	June 30, 2011	December 31, 2010
	(amounts in thousands)

Deferred rent liabilities	$3,462	$3,401

7.             LONG-TERM DEBT

(A) Senior Debt

Credit Agreement (the “Bank Facility”)

The Company has a $1,050 million senior secured credit facility with a syndicate of lenders (in excess of 50 lenders as of June 30, 2011) that matures on June 30, 2012. The Bank Facility was originally comprised of $650 million in revolving credit (the “Revolver”) and a $400 million term loan (the “Term Loan”). The Term Loan amortizes in quarterly amounts, which payments started at $15 million and increase from $25 million to $60 million on September 30, 2011. The Company plans to continue to fund the amortization of the Term Loan with cash flow from operations and its available Revolver capacity.

As of June 30, 2011, the Company had outstanding under the Bank Facility $625.0 million, including: (i) $387.5 million in drawn Revolver; and (ii) $237.5 million in Term Loan.  As of June 30, 2011, the Company had $2.0 million in cash and cash equivalents. As of June 30, 2011, the undrawn amount of the Revolver was $261.9 million. The amount of the Revolver available to the Company, however, is a function of covenant compliance at the time of borrowing. Based on the Company’s financial covenant analysis as of June 30, 2011, the Company would be limited to borrowings significantly less than the undrawn limit unless such borrowings were used to repay indebtedness or for transactions that increase cash flow for purposes of covenant calculation.

The Company’s ability to maintain compliance with its covenants is highly dependent on the Company’s results of operations.  If the Company were to enter into an agreement with its lenders for covenant compliance relief, such relief could result in higher interest expense.

Refinancing the Company’s Bank Facility and/or obtaining other funding prior to the expiration of the current agreement will be essential since the Revolver balance outstanding, together with the final $60.0 million Term Loan installment, will be due in full upon the maturity of the Bank Facility on June 30, 2012. In the event the Company is not successful in refinancing the Bank Facility and/or obtaining other funding prior to the maturity of the current agreement, the Company would not have the resources to fund these obligations on June 30, 2012, which could have a material adverse effect on the Company’s business. As of June 30, 2011, the Company reclassified all of its debt outstanding under the Bank Facility from long-term to short-term.

Management believes that the Company can continue to maintain its compliance with these covenants until maturity of the Bank Facility on June 30, 2012. Management also believes that cash on hand and cash from operating activities, together with available borrowings under the Revolver, will be sufficient to permit the Company to meet its liquidity requirements until the maturity of the Bank Facility, including the Company’s scheduled Term Loan amortization.  The Company’s operating cash flow remains positive and management believes that it is adequate to fund the Company’s operating needs.  As a result, the Company has not been required to rely upon, and the Company does not anticipate being required to rely upon, the Revolver to fund the Company’s operations.

Amendment To The Bank Facility

On March 11, 2010, the Company amended its Bank Facility (the “Amendment”). The Company is required to maintain certain financial covenants which are defined terms within the agreement, including: (i) a maximum Consolidated Leverage Ratio that decreases quarterly in 2011, with a ratio of 6.5 times as of June 30, 2011 to a ratio that will not exceed 6.0 times as of December 31, 2011 and thereafter; and (ii) a minimum ratio of Consolidated Operating Cash Flow to Consolidated Interest Charges of 2.0 times.  Management believes the Company is in compliance with all financial covenants and all other terms of the Bank Facility as of June 30, 2011.

Certain key terms as defined within the Bank Facility were revised in this Amendment as follows:

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

•                  During periods when the Consolidated Leverage Ratio exceeds 6.0 times (defined in the Bank Facility as a “Restricted Period”), the Company is: (a) restricted in its ability to take certain actions, including but not limited to, the payment of dividends and the repurchase of its stock; and (b) subject to additional limitations on acquisitions and investments.  As of June 30, 2011, the Consolidated Leverage Ratio was less than six times.

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

(B) 7.625% Senior Subordinated Notes (the “Notes”)

The following table presents for the periods indicated: (1) the amount of gain or loss recorded on the extinguishment of the Notes; and (2) the amount of Notes retired:

For the Six
Months Ended
June 30,
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

During the six months ended June 30, 2011 and 2010, the Company had outstanding the aggregate notional amounts of $225.0 million and $475.0 million, respectively, of interest rate transactions that were hedged against the Company’s variable rate senior debt.

As of June 30, 2011, the Company had the following derivatives outstanding:

Type			Fixed
Of	Notional	Effective	LIBOR	Expiration
Hedge	Amount	Date	Rate	Date
	(amounts
	(in millions)

Swap	$125.0	March 28, 2008	2.91%	September 28, 2011
Swap	100.0	May 28, 2008	3.62%	May 28, 2012
Total	$225.0

The following tables include those derivatives that expired during the periods indicated:

Six Months Ended June 30, 2011

Type					Fixed
Of	Notional	Effective			LIBOR		Expiration
Hedge	Amount	Date		Collar	Rate		Date
	(amounts
	(in millions)

Swap	$150.0	January 28, 2008		n/a	3.03%		January 28, 2011

Collar		February 28, 2008	[	Cap	4.00%	]	February 28, 2011
	100.0			Floor	2.14%
	250.0

Six Months Ended June 30, 2010

Type				Fixed
Of	Notional	Effective		LIBOR	Expiration
Hedge	Amount	Date	Collar	Rate	Date
(amounts
(in millions)

Swap	$75.0	January 28, 2008	n/a	3.03%	January 28, 2010

The following is a summary of the gains (losses) related to the Company’s cash flow hedges for the periods indicated:

Six Months Ended
June 30,
Description	2011	2010
(amounts in thousands)

Type of derivative designated as a cash flow hedge	Interest Rate	Interest Rate
Amount of gain (loss) recognized in other comprehensive income (“OCI”)	$8,135	$1,735
Location of gain (loss) reclassified from OCI to statement of operations	Interest Expense	Interest Expense
Amount of gain (loss) reclassified from OCI to statement of operations	$—	$—
Location of gain (loss) in statement of operations	Interest Expense	Interest Expense
Amount of gain (loss) in statement of operations due to ineffectiveness	$—	$—

Three Months Ended
June 30,
Description	2011	2010
(amounts in thousands)

Type of derivative designated as a cash flow hedge	Interest Rate	Interest Rate
Amount of gain (loss) recognized in OCI	$6,146	$1,712
Location of gain (loss) reclassified from OCI to statement of operations	Interest Expense	Interest Expense
Amount of gain (loss) reclassified from OCI to statement of operations	$—	$—
Location of gain (loss) in statement of operations	Interest Expense	Interest Expense
Amount of gain (loss) in statement of operations due to ineffectiveness	$—	$—

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

The following table presents the accumulated derivative gain (loss) recorded in the statements of other comprehensive income (loss) as of the periods indicated:

	Fair Value Of Accumulated
	Derivatives Outstanding
	June 30,	December 31,
	2011	2010
	Assets (Liabilities)
	(amounts in thousands)

Beginning balance as of January 1	$(7,277)	$(13,432)
Net unrealized gain (loss) on derivatives, net of taxes (benefit)	8,135	6,155
Ending balance	$858	$(7,277)

The following is a summary of the fair value of the derivatives outstanding as of the periods indicated:

		Fair Value
		June 30,	December 31,
	Balance Sheet	2011	2010
	Location	Asset (Liability)
		(amounts in thousands)
Designated Derivatives
Interest rate hedge transactions	Current liabilities	$(3,827)	$(2,958)
Interest rate hedge transactions	Other long-term liabilities	$—	$(4,319)

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

The FCC has also investigated other complaints from the public that some of the Company’s stations broadcast indecent programming. These investigations remain pending.  The FCC initiated an investigation into an incident wherein a person died after participating in a contest at one of our stations and this investigation remains pending. The Company has determined that, at this time, the amount of potential fines and penalties, if any, is not fixed or determinable.

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

Guarantor Arrangements

The Company enters into indemnification agreements in the ordinary course of business and other agreements which include indemnification provisions.  The Company believes that the estimated fair value of these agreements is minimal and has not recorded liabilities for these agreements as of June 30, 2011.

10.          SHAREHOLDERS’ EQUITY

Dividends

The Company currently does not pay a dividend on its common stock. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration.

Pursuant to the Company’s current Bank Facility, during periods when the Company’s Consolidated Leverage Ratio exceeds 6.0 times, the Company would be prohibited from paying dividends.

Dividend Equivalents

The Company’s grants of restricted stock units (“RSUs”) include the right, upon vesting, to receive a cash payment equal to the aggregate amount of dividends, if any, that holders would have received on the shares of common stock underlying their RSUs if such RSUs had been vested during the period.

The following table presents the amounts accrued and unpaid on unvested RSUs as of the periods indicated:

	Balance Sheet	June 30,	December 31,
	Location	2011	2010
		(amounts in thousands)
Short-term dividend equivalent liability	Other current liabilities	$56	$522
Long-term dividend equivalent liability	Other long-term liabilities	228	276
Total dividend equivalent liability		$284	$798

The following table presents: (a) the amount of dividend equivalents that were paid to the holders of RSUs that vested; and (b) the tax benefits that were recorded to paid-in capital:

	Six Months Ended
	June 30,
	2011	2010
	(amounts in thousands)

Dividend equivalents paid	$509	$870
Tax benefit recognized to paid-in capital	$—	$—

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

The following table presents for the periods indicated: (1) the shares of stock the Company was deemed to have repurchased; and (2) the amounts that the Company recorded as financing activity in the consolidated statements of cash flows:

	Six Months Ended
	June 30,
	2011	2010
	(amounts in thousands)

Shares of stock deemed repurchased	283	180
Amount recorded as financing activity	$2,977	$1,617

Company Share Repurchase Programs

The Company’s Board of Directors has authorized in the past, and may authorize in the future, share repurchase programs for the purchase of Class A common stock over a defined period of time. Such authorizations may be limited by the Company’s Bank Facility. See Note 7 for further discussion. There are no authorized share repurchase programs as of June 30, 2011.

11.          SHARE-BASED COMPENSATION

Equity Compensation Plan

Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.

RSU Activity

The following is a summary of the changes in RSUs under the Company’s Plan during the current period:

		Number		Weighted	Aggregate
		Of	Weighted	Average	Intrinsic
		Restricted	Average	Remaining	Value As Of
		Stock	Purchase	Contractual	June 30,
	Period Ended	Units	Price	Term (Years)	2011

RSUs outstanding as of:	December 31, 2010	2,329,174
RSUs awarded		445,213
RSUs released		(849,794)
RSUs forfeited		(18,337)
RSUs outstanding as of:	June 30, 2011	1,906,256	$—	1.9	$16,546,302

RSUs vested and expected to vest as of:	June 30, 2011	1,691,738	$—	1.9	$13,929,164
RSUs exercisable (vested and deferred) as of:	June 30, 2011	86,996	$—	—	$755,125
Weighted average remaining recognition period in years		2.6
Unamortized compensation expense, net of estimated forfeitures		$11,416,198

Options

Option Activity

The following table presents for the periods indicated: (1) the intrinsic value of options exercised; (2) cash received from options exercised; and (3) the tax benefit from options exercised, before the impact of a valuation allowance:

	Six Months Ended June 30,
Other Option Disclosures	2011	2010
	(amounts in thousands)

Intrinsic value of options exercised	$512	$783
Tax benefit from options exercised, before impact of valuation allowance	$195	$309
Cash received from exercise price of options exercised	$67	$110

The following table presents the option activity during the current period under the Company’s stock option plan:

				Weighted	Intrinsic
			Weighted	Average	Value
			Average	Remaining	As of
		Number of	Exercise	Contractual	June 30,
	Period Ended	Options	Price	Term (Years)	2011

Options outstanding as of:	December 31, 2010	983,150	$3.02
Options granted		—	—
Options exercised		(49,875)	1.34
Options forfeited		(17,655)	1.50
Options expired		(12,345)	27.59
Outstanding as of:	June 30, 2011	903,275	$2.80	7.5	$6,153,469

Options vested and expected to vest as of:	June 30, 2011	864,322	$2.85	7.5	$5,877,155
Options vested and exercisable as of:	June 30, 2011	397,859	$4.26	7.2	$2,575,132
Weighted average remaining recognition period in years		1.6
Unamortized compensation expense, net of estimated forfeitures		$357,766

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
		Number Of	Weighted		Number Of
		Options	Average	Weighted	Options	Weighted
		Outstanding	Remaining	Average	Exercisable	Average
		June 30,	Contractual	Exercise	June 30,	Exercise
Exercise Prices		2011	Life	Price	2011	Price
$1.34	$1.34	827,525	7.6	$1.34	347,903	$1.34
$2.02	$12.08	54,250	7.4	$8.92	28,456	$10.22
$33.90	$47.77	8,500	3.2	$36.86	8,500	$36.86
$48.00	$48.21	13,000	0.9	$48.03	13,000	$48.03
		903,275	7.5	$2.80	397,859	$4.26

Valuation Of Options

The fair value of each option grant, using the Black-Scholes option-pricing model, was estimated on the date of each grant. The following table presents the range of the assumptions used to determine the fair value over the periods indicated:

	Six Months Ended June 30,
	2011	2010
Expected life (years)	no options issued	6.3
Expected volatility factor (%)	no options issued	69.2%
Risk-free interest rate (%)	no options issued	3.0%
Expected dividend yield (%)	no options issued	0.0%

Recognized Non-Cash Compensation Expense

The following summarizes recognized stock-based compensation expense related to awards of RSUs and employee stock options:

	Six Months Ended
	June 30,
	2011	2010
	(amounts in thousands)
Station operating expenses	$327	$568
Corporate general and administrative expenses	4,339	2,534
Stock-based compensation expense included in operating expenses	4,666	3,102
Income tax benefit (net of a fully reserved valuation allowance for prior year)	(1,777)	—
Total	$2,889	$3,102

	Three Months Ended
	June 30,
	2011	2010
Station operating expenses	$222	$390
Corporate general and administrative expenses	1,304	962
Stock-based compensation expense included in operating expenses	1,526	1,352
Income tax benefit (net of a fully reserved valuation allowance for prior year)	(1,777)	—
Total	$(251)	$1,352

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

In the event the current income tax deduction is less than the associated deferred tax asset, the difference is  charged to the windfall tax benefit account; otherwise, the shortfall is charged to income tax expense (before a valuation adjustment, if applicable). The amount of the Company’s windfall tax benefit account was $1.5 million as of June 30, 2011. Based upon outstanding awards, this amount will be available in the windfall tax benefit account to absorb any future shortfalls.

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

For the periods indicated, the following tables present the computations of basic and diluted net income per share:

	Six Months Ended
	June 30, 2011			June 30, 2010
	(amounts in thousands, except share and per share data)
			Net Income			Net Income
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic net income per common share:
Net income	$49,755	36,337,899	$1.37	$18,462	35,686,383	$0.52
Impact of equity awards		1,616,697			1,991,806
Diluted net income per common share:
Net income	$49,755	37,954,596	$1.31	$18,462	37,678,189	$0.49

	Three Months Ended
	June 30, 2011			June 30, 2010
	(amounts in thousands, except share and per share data)
			Net Income			Net Income
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic net income per common share:
Net income	$48,734	36,352,750	$1.34	$14,262	35,714,159	$0.40
Impact of equity awards		1,388,839			1,867,765
Diluted net income per common share:
Net income	$48,734	37,741,589	$1.29	$14,262	37,581,924	$0.38

Incremental Shares Disclosure As Anti-Dilutive

For the periods indicated, the following table provides the incremental shares excluded as they were anti-dilutive under the treasury stock method:

	Six Months Ended
	June 30,
Impact Of Equity Awards	2011	2010
	(amounts in thousands,
	except per share amounts)

Dilutive or anti-dilutive for all potentially dilutive equivalent shares:	dilutive	dilutive
Excluded shares as anti-dilutive under the treasury stock method:
Options	54	66
Price range of options: from	$10.22	$11.01
Price range of options: to	$48.21	$48.21
RSUs with service conditions	672	109
RSUs with service and market conditions	200	—
Total RSUs	872	109

	Three Months Ended
	June 30,
Impact Of Equity Awards	2011	2010
	(amounts in thousands,
	except per share data)

Dilutive or anti-dilutive for all potentially dilutive equivalent shares:	dilutive	dilutive
Excluded shares as anti-dilutive under the treasury stock method:
Options	54	33
Price range of options: from	$9.39	$12.50
Price range of options: to	$48.21	$48.21
RSUs with service conditions	1,053	91
RSUs with service and market conditions	200	—
Total RSUs	1,253	91

13.          INCOME TAXES

Effective Tax Rate - Overview

The Company’s effective income tax rate, or a tax benefit, may be impacted by: (1) changes in the level of income in any of the Company’s taxing jurisdictions; (2) changes in the statutes and rules applicable to taxable income in the jurisdictions in which the Company operates; (3) changes in the expected outcome of income tax audits; (4) changes in the estimate of expenses that are not deductible for tax purposes; (5) income taxes in certain states where the states’ current taxable income is dependent on factors other than the Company’s consolidated net income; (6) the effect of recording changes in the Company’s liabilities for uncertain tax positions; and (7) adding facilities in states that on average have different income tax rates from states in which we currently operate and the resulting effect on previously reported temporary differences between the tax and financial reporting bases of our assets and liabilities.

An impairment loss will result in an income tax benefit during the period incurred as the amortization of broadcasting licenses and goodwill is deductible for income tax purposes.

Tax Rates For The Six Months And Three Months Ended June 30, 2011

The effective income tax rates were (147.9%) and (159.7%) for the six months and three months ended June 30, 2011, respectively. These effective income tax rates reflect: (1) a reversal of the full valuation allowance against its deferred tax assets for the reasons as described below under Valuation Allowance For Deferred Tax Assets; and (2) certain discrete items of tax.  The income tax benefit from the reversal of the full valuation allowance was offset by a prior period correction in the current period that increased deferred income tax expense by $6.0 million (see Note 13 below for further discussion).

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

Deferred Tax Assets And Liabilities

As of June 30, 2011, there were net deferred tax assets of $9.6 million. As of December 31, 2010, there were net deferred tax liabilities of $23.7 million. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

Valuation Allowance For Deferred Tax Assets

The Company was impacted by the economic downturn which resulted in impairments to its broadcast licenses and goodwill in 2007 and 2008. Due to these impairment losses and their impact on cumulative three-year income, the Company established a deferred tax asset valuation allowance in 2008.

During the second quarter of 2011, management determined that on a more likely than not realization basis, this valuation allowance was no longer required.  Contributing to this assessment were sufficient positive indicators such as, but not limited to, the present economic conditions (as compared to the economic conditions when the valuation allowance was established), recent profitability, management’s expectation of future profitability, including available future taxable income under the current tax law to realize all of the tax benefits for deductible temporary differences and carryforwards. In addition, the Company does not have a history of its net operating loss carryforwards expiring unused.

The recoverability of the Company’s net deferred tax assets has been assessed utilizing projections based on the Company’s current operations. The projections show a significant decrease in tax amortization in the early years of the carryforward period as a significant portion of the Company’s intangible assets will be fully amortized during that time. Accordingly, the recoverability of the net deferred tax assets is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on this assessment, management determined that it is more likely than not that such assets will be realized, which results in a tax benefit of $41.8 million to the income statement due to the reversal of the full valuation allowance during the current quarter. The Company decreased its valuation allowance to $2.0 million as of June 30, 2011 from $43.8 million as of December 31, 2010.

The Company has also considered future taxable income and ongoing prudent and feasible tax-planning strategies in assessing the need for the valuation allowance.  On a quarterly basis, management assesses whether it remains more likely than not that the deferred tax assets will be realized.  If the Company does not generate adequate taxable earnings, some or all of our deferred tax assets may not be realized. Additionally, changes to the federal and state income tax laws could also impact the Company’s ability to use its net operating loss carryforward. In the event the Company determines at a future time that it would not realize its net deferred tax assets, the Company will increase its deferred tax asset valuation allowance and increase income tax expense in the period when the Company makes such determination.

Liabilities For Uncertain Tax Positions

The Company’s liabilities for uncertain tax positions, which amounts were recorded as long-term liabilities in the balance sheets, are reflected in the following table as of the periods indicated:

	June 30,	December 31,
	2011	2010
	(amounts in thousands)
Liabilities for uncertain tax positions
Tax	$610	$1,674
Interest and penalties	515	1,147
Total	$1,125	$2,821

The decrease in liabilities for uncertain tax positions for the six months ended June 30, 2011 primarily reflects the expiration of statutes of limitation for certain tax jurisdictions. The Company reviews its estimates on a quarterly basis and any change in its liabilities for uncertain tax positions will result in an adjustment to its income tax expense in the statement of operations in each period measured.

The following tables present, for the periods indicated, the expense (income) for uncertain tax positions, which amounts were reflected in the consolidated statements of operations as an increase (decrease) to income tax expense:

	Six Months Ended
	June 30,
	2011	2010
	(amounts in thousands)

Tax expense (income)	$(1,064)	$(597)
Interest and penalties (income)	(632)	(300)
Income taxes (benefit) from uncertain tax positions	$(1,696)	$(897)

	Three Months Ended
	June 30,
	2011	2010

Tax expense (income)	$(703)	$(104)
Interest and penalties (income)	(418)	(55)
Income taxes (benefit) from uncertain tax positions	$(1,121)	$(159)

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

Income Tax Payments And Refunds

The following table provides the amount of income tax payments and income tax refunds for the periods indicated:

	Six Months Ended
	June 30,
	2011	2010
	(amounts in thousands)

State income tax payments	$82	$1
Federal and state income tax refunds	$452	$—

Prior Period Correction

Included in the six months and three months ended June 30, 2011 is a prior period correction for the year ended December 31, 2008 of $6.0 million that was made to record an income tax benefit to other comprehensive income (loss) and to increase deferred income tax expense by the same amount.  The prior period financial statements were not restated as this correction was considered to be immaterial to our previously reported results of operations and financial position and had no impact on previously reported cash flows from operating, financing or investing activities.

14.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The Company’s accumulated comprehensive income (loss) consists of net income (loss) and other items recorded directly to the equity accounts.

The following table summarizes the types of other comprehensive income (loss) recorded to the statements of comprehensive income (loss) for the periods indicated:

Accumulated Other Comprehensive Income (Loss)

	Six Months Ended
	June 30,
Category	2011	2010
	(amounts in thousands)

Accumulated other comprehensive income (loss) beginning balance	$(7,277)	$(13,432)

Interest Rate Derivatives
Prior period correction recorded in the current period	5,998	—
Net gain (loss) on derivatives	3,450	1,735
Income (taxes) benefit	(1,313)	(635)
Net gain (loss) on derivatives, net of taxes and before valuation allowance	8,135	1,100
Valuation allowance - (decrease) increase	—	(635)
Net gain (loss), net of taxes	8,135	1,735
Accumulated other comprehensive income (loss) ending balance	$858	$(11,697)

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended
	June 30,
Category	2011	2010
	(amounts in thousands)
Accumulated other comprehensive income (loss) beginning balance	$(5,288)	$(13,409)
Interest Rate Derivatives
Prior period correction in the current period	5,998	—
Net gain (loss) on derivatives	1,461	1,712
Income (taxes) benefit	(617)	(676)
Net gain (loss) on derivatives, net of taxes and before valuation allowance	6,842	1,036
Valuation allowance - (decrease) increase	696	(676)
Net gain (loss), net of taxes	6,146	1,712
Accumulated other comprehensive income (loss) ending balance	$858	$(11,697)

Prior Period Correction

Included in the six months and three months ended June 30, 2011 is a prior period correction for the year ended December 31, 2008 of $6.0 million that was made to record an income tax benefit to other comprehensive income (loss) and to increase deferred income tax expense by the same amount.  The prior period financial statements were not restated as this correction was considered to be immaterial to our previously reported results of operations and financial position and had no impact on previously reported cash flows from operating, financing or investing activities.

15.          SUPPLEMENTAL CASH FLOW DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended June 30, 2011, the Company issued 0.4 million restricted stock units (net of forfeitures) that will increase its paid-in capital by $4.5 million over the vesting period of the restricted stock units.

During the six months ended June 30, 2010, the Company issued 0.1 million restricted stock units (net of forfeitures) that will decrease its paid-in capital by $0.2 million over the vesting period of the restricted stock units.

16.          EMPLOYEE SAVINGS AND BENEFIT PLANS

Deferred Compensation Plans

The Company provides certain of its employees and the Board of Directors with an opportunity to defer a portion of their compensation on a tax-favored basis. The obligations by the Company to pay these benefits under the deferred compensation plans represent unsecured general obligations that rank equally with the Company’s other unsecured indebtedness. Amounts deferred under these plans were included in other long-term liabilities in the consolidated balance sheets. Any change in the deferred compensation liability for each quarter is recorded to general and administrative expense and to station operating expenses in the statement of operations.

401(k) Savings Plan

Effective July 1, 2011, the Company reinstated its discretionary matching contribution, which is subject to certain conditions.  The Company’s previous discretionary matching contribution was suspended in 2008.

Benefit Plan Data

The following table presents, for the periods indicated, certain information on employee savings and benefit plans:

	Six Months Ended
	June 30,
Benefit Plan Disclosures	2011	2010
	(amounts in thousands)
Reconciliation Of Deferred Compensation Liabilities
Beginning of period balance, January 1	$6,622	$5,173
Employee compensation deferrals	483	529
Employee compensation payments	(294)	(78)
Increase (decrease) in plan fair value	340	(296)
End of period balance	$7,151	$5,328

17.          FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Of Financial Instruments Subject To Fair Value Measurements

The fair value of a financial instrument is the price (exit price) that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the instrument, including assumptions about risks inherent to the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy assigns the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement), pricing inputs other than quoted prices in active markets (Level 2 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

	June 30, 2011
	Value Measurements At Reporting Date Using
		Quoted Prices
		In Active
		Markets For	Significant
		Identical	Other	Significant
		Assets Or	Observable	Unobservable
		Liabilities	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	Assets (Liabilities)
	(amounts in thousands)
Assets
Cash equivalents (1)	$1,378	$1,378	$—	$—

Liabilities
Deferred Compensation (2)	$(7,151)	$(7,151)	$—	$—
Interest Rate Cash Flow Hedges -
Designated As Qualifying Instruments (3) (4)	$(3,827)	$—	$(3,827)	$—
Interest Rate Cash Flow Hedges -
Designated As Qualifying Instruments (3) (5)	$—	$—	$—	$—
Lease abandonment liability (6)	$(46)	$—	$(46)	$—
Lease abandonment liability (7)	$(710)	$—	$(710)	$—

	December 31, 2010
	Value Measurements At Reporting Date Using
		Quoted Prices
		In Active
		Markets For	Significant
		Identical	Other	Significant
		Assets Or	Observable	Unobservable
		Liabilities	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	Assets (Liabilities)
	(amounts in thousands)
Assets
Cash equivalents (1)	$3,540	$3,540	$—	$—

Liabilities
Deferred Compensation (2)	$(6,622)	$(6,622)	$—	$—
Interest Rate Cash Flow Hedges -
Designated As Qualifying Instruments (3) (4)	$(2,958)	$—	$(2,958)	$—
Interest Rate Cash Flow Hedges -
Designated As Qualifying Instruments (3) (5)	$(4,319)	$—	$(4,319)	$—

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

(3)                                  For the Company’s interest rate hedges, the Company pays a fixed rate and receives a variable interest rate   that is observable based upon a forward Eurodollar interest rate curve and is therefore considered a Level 2 measurement. The Company factors into the fair value of its interest rate hedges an adjustment for a non-performance risk by either the Company and/or by the Company’s counterparty.

(4)                                  The Company reflects the short-term derivative liability under current liabilities.

(5)                                  The Company reflects the long-term derivative liability under other long-term liabilities.

(6)                                  The Company’s lease abandonment liability, which is included in other current liabilities, is recorded at fair value on a recurring basis.  The Company used Level 2 inputs for its valuation methodology as the fair value was based on expected future cash flows of the underlying lease that was adjusted for a non-performance risk by the Company.

(7)                                  The Company’s lease abandonment liability, which is included in other long-term liabilities, is recorded at fair value on a recurring basis.  The Company used Level 2 inputs for its valuation methodology as the fair value was based on expected future cash flows of the underlying lease that was adjusted for a non-performance risk by the Company.

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

As a result of the Company’s second quarter annual testing during the six months ended June 30, 2011 and 2010, the Company determined that no adjustment was required to the carrying value of the assets contained in its reporting units and that it was not necessary to perform the second step of the goodwill impairment test for any of the reporting units.  In addition, there were no indicators that would have required interim testing.

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

Cash and cash equivalents (other than the cash equivalents separately identified under this Note as a Level 1 measurement), accounts receivable and accounts payable, including accrued liabilities: The carrying amount of these assets and liabilities approximates fair value because of the short maturity of these instruments.

The following methods and assumptions were used to estimate the fair value of financial instruments:

(1) Senior debt under the Bank Facility: The Company’s determination of the fair value was based on a risk adjusted rate and is considered a Level 3 measurement.

(2) Finance method lease obligations:  The Company does not believe it is practicable to estimate the fair value of this obligation as it is unlikely that the Company will be required to repay the amount outstanding.

(3) Outstanding standby letter of credit: The Company does not believe it is practicable to estimate the fair value of this financial instrument and does not expect any material loss from the resolution since performance is not likely to be required.

The following table presents the carrying value and, where practicable, the fair value as of the periods indicated:

	June 30,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(amounts in thousands)

Senior debt (1)	$625,000	$613,826	$650,000	$619,713
Finance method lease obligations (2)	$12,610		$12,610
Letter of credit (3)	$570		$670

18.          ACQUISITIONS, DIVESTITURES AND PRO FORMA SUMMARY

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

With the commencement of the TBA, the Company began simulcasting the format of KUFX-FM on KUZX-FM (call letters were formerly KDFC-FM) (one of three radio stations owned and operated by the Company in the San Francisco market), thereby providing a complement to the signal coverage of the KUFX-FM format in the San Francisco metropolitan market.

During the period of the TBA, the Company included net revenues and station operating expenses associated with operating the San Jose station in the Company’s consolidated financial statements. As a result of simulcasting the format of KUFX-FM on KUZX-FM, the Company cannot separately identify the net revenues and station operating expenses of KUFX-FM. During the period of the TBA, the Company incurred TBA expense of $0.2 million.

Management considered the accounting guidelines for variable interest entities, which require that the primary beneficiary consolidate the entity into its financial statements during the period prior to acquisition.  As a result of this review, the Company determined that since the Company was not the primary beneficiary of this entity, the Company did not meet the requirements to include the entity in its consolidated financial statements for the period prior to acquisition.

The Company recorded goodwill of $0.7 million on its books, of which the majority of the amount is fully deductible for income tax purposes.  Management believes that this acquisition provides the Company with an opportunity to increase the market share of its San Francisco radio stations. In addition, the proximity of the San Jose radio market to the San Francisco market allows for certain synergies in programming, sales and administration.  The Company does not currently own or operate any other radio stations in the San Jose market.

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

Acquired Unfavorable Lease Liability

In connection with the acquisition of KUFX-FM, the Company acquired an unfavorable lease for studio space in San Jose, California, as the lease terms were significantly above market. The unfavorable lease liability is recorded in other liabilities and has a remaining life of approximately 7.5 years as of the acquisition date. The unfavorable lease liability is amortized on a straight-line basis over the life of the lease.

Other

Merger and Acquisition Costs

During the first quarter of 2011, the Company incurred legal and advisory expenses associated with its unsuccessful proposal to acquire a large radio group operator.

In connection with the Company’s acquisition on February 28, 2011 of KUFX-FM, San Jose, California, the Company assumed a lease for studio space.  Upon completion of this transaction, the Company ceased use of the studio space and, as a result, the Company recorded a lease abandonment expense during the first quarter of 2011.

Lease abandonment costs include lease liabilities offset by estimated sublease income. As a result of soft rental conditions in the northern California real estate market, including a higher than normal vacancy rate that is expected to continue throughout the remaining term of the lease, the Company did not include an estimate to sublease any of the space.  The Company will continue to evaluate the opportunities to sublease this space and revise its sublease estimates accordingly. Any increase in the estimate of sublease income will be reflected through the income statement and such amount will also reduce the lease abandonment liability. The lease expires during the third quarter of 2018.  The lease abandonment liability is discounted using a credit risk adjusted basis using the estimated rental cash flows over the remaining term of the agreement.

The following presents the expense recognized in the consolidated statement of income as merger and acquisition costs:

Six Months Ended
June 30,
2011
(amounts in thousands)

Merger expenses (legal and advisory expenses)	$767
Lease abandonment expense	775
Merger and acquisition costs	$1,542

Unaudited Pro Forma Summary Of Financial Information

The following pro forma information presents the consolidated results of operations as if any acquisition which occurred had occurred as of the beginning of each period presented, after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisition, which would have been incurred had such acquisition occurred as of the beginning of the periods presented. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Six Months Ended
	June 30,
	2011	2010
	(amounts in thousands, except per share data)
	Pro Forma	Pro Forma

Net revenues	$187,343	$189,043
Net income	$50,052	$19,390
Net income per common share - basic	$1.38	$0.54
Net income per common share - diluted	$1.32	$0.51

	Three Months Ended
	June 30,
	2011	2010
	(amounts in thousands, except per share data)
	Pro Forma	Pro Forma

Net revenues	$104,650	$107,092
Net income	$49,238	$15,077
Net income per common share - basic	$1.35	$0.42
Net income per common share - diluted	$1.30	$0.40

19.          SUBSEQUENT EVENTS

Events occurring after June 30, 2011 were evaluated to ensure that any subsequent events that met the criteria for recognition have been included.

ITEM 2.          Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 9, 2011. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the six and three months ended June 30, 2011 as compared to the six and three months ended June 30, 2010.  Our results of operations during the relevant periods represent the operations of the radio stations owned and operated by us.

We evaluate net revenues, station operating expenses and operating income by comparing the performance of stations owned or operated by us throughout a relevant period to the performance of those same stations in the prior period whether or not owned or operated by us. On January 19, 2011 we commenced operations under a time brokerage agreement (“TBA”) of KUFX-FM, a station licensed to San Jose, California. During January 2011, we began simulcasting the format of KUFX-FM on the frequency of one of our three San Francisco stations owned and operated by us, thereby providing a complement to the signal coverage of the KUFX-FM format in the San Francisco metropolitan market.  On February 28, 2011, we acquired KUFX-FM. We did not consider the operation nor ownership of KUFX-FM as impacting our same station computations as the operation of KUFX-FM allows us to enhance an existing station’s listening audience. Otherwise, the operation of this station would have been treated as a new stand-alone profit center that would have impacted same station computations. Same station comparisons are used by us and those in the industry to assess the effect of acquisitions and dispositions on our operations throughout the periods measured.

Results Of Operations For The Year-To-Date

The following significant factors affected our results of operations for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010:

•                  During the second quarter of 2011, management determined that on a more likely than not realization basis, a full valuation allowance was no longer required.  Based on this assessment, management reversed the valuation allowance against its deferred tax asset, which resulted in a tax benefit of $41.8 million to the income statement during the quarter.

•                  On February 28, 2011, we acquired KUFX-FM, a station in San Jose, California, for $9.0 million in cash. We began operating this station on January 19, 2011 under a TBA that in 2011 increased our net revenues, station operating expenses, depreciation and amortization expense and interest expense.

•                  In 2011, we incurred $1.5 million in merger and acquisition costs from: (i) legal and advisory expenses from an unsuccessful proposal to acquire a large radio group operator; and (ii) lease abandonment costs associated with the acquisition of KUFX-FM.

•                  During March 2010, we amended our senior credit agreement (the “Amendment” to our “Bank Facility”) that increased our interest expense due to: (i) an increase in deferred financing expense of $5.2 million, which will be amortized over the remaining term of the Bank Facility; and (ii) an increase in fees incurred under the Bank Facility, primarily on outstanding debt.

•                  During the six months ended June 30, 2010, we repurchased $6.6 million of our Notes and recognized a net loss on extinguishment of debt of $(0.1) million.

Six Months Ended June 30, 2011 As Compared To The Six Months Ended June 30, 2010

Net Revenues

	Six Months Ended
	June 30, 2011	June 30, 2010
	(dollars in millions)
Net Revenues	$187.2	$186.6
Amount of Change	$0.6
Percentage Change	0.3%

Net revenues increased marginally on a year-to-date basis. Advertising demand was impacted by sluggish economic conditions and indirectly by the effects of the earthquake and tsunami in Japan on the auto sector.  We expect the effects of the Japanese crisis to be temporary.  It is difficult for management to forecast revenues for the remainder of 2011 given the current cautiousness of advertisers due to the uncertainties surrounding the economy.

Net revenues in the current period increased in the majority of our markets.  Our net revenues increased the most for those radio stations located in our Kansas City, Norfolk, Rochester and Seattle markets, offset by a decrease for those radio stations located in our Boston, New Orleans, Providence and San Francisco markets.

Station Operating Expenses

	Six Months Ended
	June 30, 2011	June 30, 2010
	(dollars in millions)
Station Operating Expenses	$133.2	$127.9
Amount of Change	$5.3
Percentage Change	4.1%

The increase in station operating expenses was primarily due to: (1) an increase in our audience ratings expense primarily due to the continued rollout across our markets of PPM, a new audience measurement methodology; (2) costs associated with the continued expansion of our digital initiatives; and (3) the lifting of our multi-year wage freeze at the beginning of the year.

Management expects that the trend of increased station operating expenses will continue for the balance of the year for the reasons as described above.

Depreciation And Amortization Expense

	Six Months Ended
	June 30, 2011	June 30, 2010
	(dollars in millions)
Depreciation And Amortization Expense	$5.8	$6.6
Amount of Change	$(0.8)
Percentage Change	(12.1)%

Depreciation and amortization expense decreased in 2011 primarily due to the decrease over the past several years in: (i) capital expenditures; (ii) deferred charges and other assets; and (iii) acquisitions.  The $9.0 million acquisition of a radio station in San Jose, California, during the first quarter of 2011 did not have a significant impact on depreciation and amortization expense.

Corporate General And Administrative Expenses

	Six Months Ended
	June 30, 2011	June 30, 2010
	(dollars in millions)
Corporate General And Administrative Expenses	$15.1	$11.1
Amount of Change	$4.0
Percentage Change	36.0%

Corporate general and administrative expenses increased primarily due to: (1) an increase in non-cash compensation expense of $1.8 million primarily due to the amortization of equity compensation awards that were granted during the fourth quarter of 2010 and the first quarter of 2011; (2) an increase in estimated 2011 annual corporate executive incentives of $0.8 million, which for the prior year were partially paid in equity; and (3) an increase in deferred compensation expense of $0.4 million as our deferred compensation liability generally tracks movements in the stock market.

Operating Income

	Six Months Ended
	June 30, 2011	June 30, 2010
	(dollars in millions)
Operating Income	$31.3	$41.0
Amount of Change	$(9.7)
Percentage Change	(23.7)%

The decrease in operating income was primarily due to: (1) an increase in station operating expenses, net of revenues, for the reasons described above under Station Operating Expenses; (2) an increase in corporate general and administrative expenses for the reasons described under Corporate General And Administrative Expenses; and (3) an increase of $1.5 million in merger and acquisition costs.

Interest Expense

	Six Months Ended
	June 30, 2011	June 30, 2010
	(dollars in millions)
Interest Expense	$11.2	$14.2
Amount of Change	$(3.0)
Percentage Change	(21.1)%

The decrease in interest expense was primarily due to: (1) a decline in the average interest rate primarily due to the expiration of certain interest rate hedges that fixed a portion of our variable rate debt at a higher rate than the current short-term LIBOR rate; and (2) a decline in outstanding debt upon which interest is computed.  Excluding the impact of interest rate hedges, interest rates on outstanding debt remained relatively flat during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Income Before Income Taxes (Benefit)

	Six Months Ended
	June 30, 2011	June 30, 2010
	(dollars in millions)
Income Before Income Taxes (Benefit)	$20.1	$26.8
Amount of Change	$(6.7)
Percentage Change	(25.0)%

The decrease was primarily attributable to a decrease in operating income for the reasons as described above under Operating Income, offset by a decrease in interest expense for the reasons described under Interest Expense.

Income Taxes (Benefit)

	Six Months Ended
	June 30, 2011	June 30, 2010
	(dollars in millions)
Income Taxes (Benefit)	$(29.7)	$8.4
Amount of Change	$(38.1)
Percentage Change	(453.6)%

We were impacted by the economic downturn which resulted in impairments to our broadcast licenses and goodwill in 2007 and 2008. Due to these impairment losses and their impact on our three-year cumulative income, we established a deferred tax asset valuation allowance in 2008.

During the second quarter of 2011, management determined that on a more likely than not realization basis, this valuation allowance was no longer required. Contributing to this assessment were sufficient positive indicators such as, but not limited to, the present economic conditions (as compared to the economic conditions when the valuation allowance was established), recent profitability, management’s expectation of future profitability, including available future taxable income under the current tax law to realize all of the tax benefits for deductible temporary differences and carryforwards. In addition, we do not have a history of our net operating loss carryforwards expiring unused.

The recoverability of our net deferred tax assets has been assessed utilizing projections based on our current operations. The projections show a significant decrease in the tax amortization in the early years of the carryforward period as a significant portion of our intangible assets will be fully amortized during that time. Accordingly, the recoverability of the net deferred tax assets is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on this assessment, management determined that it is more likely than not that such assets will be realized, which resulted in a tax benefit of $41.8 million to the income statement due to the reversal of the full valuation allowance during the current quarter. We decreased our valuation allowance to $2.0 million as of June 30, 2011 from $43.8 million as of December 31, 2010.

Excluding the impact of the valuation allowance reversal and a prior period correction of $6.0 million for the year ended December 31, 2008, the income tax expense of $6.1 million as a percentage of income before income taxes was 30.5% for the current period, which included an income tax credit for a reduction in liabilities for uncertain tax positions of $1.7 million, which was primarily due to the expiration of the statutes of limitations in certain tax jurisdictions.

For the prior period, income tax expense as a percentage of income before income taxes was 31.2%, which was primarily due to the recording of net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. These deferred tax liabilities cannot be used to offset deferred tax assets.  Our income tax expense for the prior period was offset by the reduction in liabilities from uncertain tax positions associated with the expiration of the statute of limitations for certain tax jurisdictions.

In the event we determine at a future time that we would not realize our net deferred tax assets, we will increase our deferred tax asset valuation allowance and increase income tax expense in the period when we make such determination.

We estimate that our annual tax rate for 2011, which may fluctuate from quarter to quarter, will be in the low 40% range (excluding the impact of the reversal of the valuation allowance and the prior period correction). We anticipate that our rate in 2011 could be affected primarily by: (1) changes in the level of income in any of our taxing jurisdictions; (2) adding facilities in states that on average have different income tax rates from states in which we currently operate and the resulting effect on previously reported temporary differences between the tax and financial reporting bases of our assets and liabilities; (3) the effect of recording changes in our liabilities for uncertain tax positions; (4) taxes in certain states that are dependent on factors other than taxable income; and (5) the limitations on the deduction of cash and certain non-cash compensation expense for certain key employees.  Our annual effective tax rate may also be materially impacted by: (i) regulatory changes in certain states in which we operate; (ii)

changes in the expected outcome of tax audits; (iii) changes in the estimate of expenses that are not deductible for tax purposes; and (iv) changes in the deferred tax valuation allowance.

As of June 30, 2011, net deferred tax assets (net of deferred tax liabilities) were $9.6 million.  As of December 31, 2010, net deferred tax liabilities were $23.7 million, which primarily relate to differences between book and tax bases of certain of our indefinite-lived intangibles (broadcasting licenses and goodwill). Under accounting guidance, we do not amortize our indefinite-lived intangibles for financial statement purposes, but instead test them annually for impairment. The amortization of our indefinite-lived assets for tax purposes but not for book purposes creates deferred tax liabilities.  A reversal of deferred tax liabilities may occur when indefinite-lived intangibles: (1) become impaired; or (2) are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire company in a taxable transaction.  Due to the amortization for tax purposes and not book purposes of our indefinite-lived intangible assets, we expect to continue to generate deferred tax liabilities in future periods (without consideration for any impairment loss in future periods).

Net Income

	Six Months Ended
	June 30, 2011	June 30, 2010
	(dollars in millions)
Net Income	$49.8	$18.5
Amount of Change	$31.3
Percentage Change	169.2%

The net change was primarily attributable to the reasons described above under Income Before Income Taxes (Benefit) and Income Taxes (Benefit).

Results Of Operations For The Quarter

The following significant factors affected our results of operations for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010:

•                  During the second quarter of 2011, management determined that on a more likely than not realization basis, a full valuation allowance was no longer required.  Based on this assessment, management determined that it is more likely than not that such assets will be realized, which resulted in a tax benefit of $41.8 million to the income statement due to the reversal of the full valuation allowance during the current quarter.

•                  On February 28, 2011, we acquired KUFX-FM, a station in San Jose, California, for $9.0 million in cash. We began operating this station on January 19, 2011 under a TBA that in 2011 increased our net revenues, station operating expenses, depreciation and amortization expense and interest expense.

Three Months Ended June 30, 2011 As Compared To The Three Months Ended June 30, 2010

Net Revenues

	Three Months Ended
	June 30, 2011	June 30, 2010
	(dollars in millions)
Net Revenues	$104.7	$105.8
Amount of Change	$(1.1)
Percentage Change	(1.0)%

Net revenues declined marginally during the second quarter. Advertising demand was impacted by sluggish economic conditions and indirectly by the effects of the earthquake and tsunami in Japan on the auto sector.  We expect the effects of the Japanese crisis to be temporary.  It is difficult for management to forecast revenues for the remainder of 2011 given the current cautiousness of advertisers due to the uncertainties surrounding the economy.

Net revenues in the current period increased in more than half of our markets.  Our net revenues increased the most for those radio stations located in our Indianapolis, Kansas City, Rochester and Seattle markets and decreased the most for those radio stations located in our Boston, Denver, Providence and San Francisco markets.

Station Operating Expenses

	Three Months Ended
	June 30, 2011	June 30, 2010
	(dollars in millions)
Station Operating Expenses	$71.2	$68.5
Amount of Change	$2.7
Percentage Change	3.9%

The increase in station operating expenses was primarily due to: (1) an increase in our audience ratings expense primarily due to the continued rollout across our markets of PPM, a new audience measurement methodology; (2) costs associated with the continued expansion of our digital initiatives; and (3) the lifting of our multi-year wage freeze at the beginning of the year.

Management expects that the trend of increased station operating expenses will continue for the balance of the year for the reasons as described above.

Depreciation And Amortization Expense

	Three Months Ended
	June 30, 2011	June 30, 2010
	(dollars in millions)
Depreciation And Amortization Expense	$2.9	$3.3
Amount of Change	$(0.4)
Percentage Change	(12.1)%

Depreciation and amortization expense decreased in 2011 primarily due to the decrease over the past several years in: (i) capital expenditures; (ii) deferred charges and other assets; and (iii) acquisitions.  The $9.0 million acquisition of a radio station in San Jose, California, during the first quarter of 2011 did not have a significant impact on depreciation and amortization expense.

Corporate General And Administrative Expenses

	Three Months Ended
	June 30, 2011	June 30, 2010
	(dollars in millions)
Corporate General And Administrative Expenses	$6.5	$5.2
Amount of Change	$1.3
Percentage Change	25.0%

Corporate general and administrative expenses increased primarily due to: (1) an increase in deferred compensation expense of $0.4 million as our deferred compensation liability generally tracks movements in the stock market; (2) an increase in non-cash compensation expense of $0.3 million primarily due to the amortization of equity compensation awards that were granted during the fourth quarter of 2010 and the first quarter of 2011; and (3) an increase in estimated 2011 annual corporate executive incentives of $0.2 million, which for the prior year were partially paid in equity.

Operating Income

	Three Months Ended
	June 30, 2011	June 30, 2010
	(dollars in millions)
Operating Income	$24.0	$28.8
Amount of Change	$(4.8)
Percentage Change	(16.7)%

The decrease in operating income was primarily due to: (1) an increase in station operating expenses for the reasons described above under Station Operating Expenses; and (2) an increase in corporate general and administrative expenses for the reasons described under Corporate General And Administrative Expenses.

Interest Expense

	Three Months Ended
	June 30, 2011	June 30, 2010
	(dollars in millions)
Interest Expense	$5.3	$7.2
Amount of Change	$(1.9)
Percentage Change	(26.4)%

The decrease in interest expense was primarily due to: (1) a decline in the average interest rate primarily due to the expiration of certain interest rate hedges that fixed a portion of our variable rate debt at a higher rate than the current short-term LIBOR rate; and (2) a decline in outstanding debt upon which interest is computed.  Interest rates on outstanding debt, exclusive of the impact of interest rate hedges, remained relatively flat during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Income Before Income Taxes (Benefit)

	Three Months Ended
	June 30, 2011	June 30, 2010
	(dollars in millions)
Income Before Income Taxes (Benefit)	$18.8	$21.7
Amount of Change	$(2.9)
Percentage Change	(13.4)%

The decrease was primarily attributable to a decrease in operating income for the reasons as described above under Operating Income, offset by a decrease in interest expense for the reasons described under Interest Expense.

Income Taxes (Benefit)

	Three Months Ended
	June 30, 2011	June 30, 2010
	(dollars in millions)
Income Taxes (Benefit)	$(30.0)	$7.4
Amount of Change	$(37.4)
Percentage Change	(505.4)%

We were impacted by the economic downturn which resulted in impairments to our broadcast licenses and goodwill in 2007 and 2008. Due to these impairment losses and their impact on our cumulative three-year income, we established a deferred tax asset valuation allowance in 2008.

During the second quarter of 2011, management determined that on a more likely than not realization basis, this valuation allowance was no longer required. Excluding the impact to the current quarter of the valuation allowance reversal of $41.8 million and the prior period correction, income tax expense was $5.8 million or 31.1% as a percentage of income before income taxes.  Income tax expense included an income tax credit for a reduction in liabilities for uncertain tax positions of $1.1 million, which was primarily due to the expiration of statutes of limitations in certain tax jurisdictions.

For the prior period, income tax expense as a percentage of income before income taxes was 34.2%, which was primarily due to the recording of net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. These deferred tax liabilities cannot be used to offset deferred tax assets.  Our income tax expense for the prior period was offset by the reduction in liabilities from uncertain tax positions associated with the expiration of the statute of limitations for certain tax jurisdictions.

In the event we determine at a future time that we would not realize our net deferred tax assets, we will increase our deferred tax asset valuation allowance and increase income tax expense in the period when we make such determination.

Net Income

	Three Months Ended
	June 30, 2011	June 30, 2010
	(dollars in millions)
Net Income	$48.7	$14.3
Amount of Change	$34.4
Percentage Change	240.6%

The net change was primarily attributable to the reasons described above under Income Before Income Taxes (Benefit) and Income Taxes (Benefit).

Future Impairments

As part of our annual review during the second quarter of 2011, we tested our broadcasting licenses and goodwill for impairment. No impairment was recorded as the fair value was greater than the amount reflected on our balance sheet. Future tests could result in impairments based on economic conditions at that time.

Liquidity And Capital Resources

Liquidity

Historically, we have carried significant amounts of debt. As of June 30, 2011, we had $625.0 million outstanding under our Bank Facility, which is comprised of $237.5 million in term loan (the “Term Loan”) and $387.5 million in drawn revolving credit (the “Revolver”). In addition, we have outstanding finance method lease obligations of $12.6 million and $0.6 million in a letter of credit.

The Term Loan amortizes in quarterly amounts, which payments started at $15 million and increase from $25 million to $60 million on September 30, 2011. We plan to fund the amortization of the Term Loan with cash flow from operations and our available Revolver capacity.

As of June 30, 2011, we had $2.0 million in cash and cash equivalents. During the six months ended June 30, 2011, we decreased our outstanding debt by $25.0 million.

The undrawn amount of the Revolver was $261.9 million as of June 30, 2011. The amount available under the Revolver is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of June 30, 2011, we would be limited to borrowings significantly less than the undrawn limit unless such borrowings were used to repay indebtedness or for transactions that increase cash flow for purposes of covenant calculation.

Our ability to maintain compliance with our covenants is highly dependent on our results of operations.  If we were to enter into an agreement with our lenders for covenant compliance relief, such relief could result in higher interest expense.

Refinancing our Bank Facility and/or obtaining other funding prior to the expiration of the current agreement on June 30, 2012 will be essential since the Revolver balance outstanding, together with the final $60.0 million Term Loan installment, will be due in full upon the maturity of the Bank Facility. In the event we are not successful in refinancing the Bank Facility and/or obtaining other funding prior to the maturity of the current agreement, we would not have the resources to fund these obligations on June 30, 2012, which could have a material adverse effect on our business. As of June 30, 2011, we reclassified all of our debt outstanding under the Bank Facility from long-term to short-term.

We believe that we can continue to maintain our compliance with these covenants until maturity of the Bank Facility on June 30, 2012. We also believe that cash on hand and cash from operating activities, together with available borrowings under the Revolver, will be sufficient to permit us to meet our liquidity requirements until the maturity of our Bank Facility, including our scheduled Term Loan amortization.  Our operating cash flow remains positive and we believe that it is adequate to fund our operating needs.  As a result, we have not been required to rely upon, and we do not anticipate being required to rely upon, the Revolver to fund our operations.

Our Bank Facility, As Amended

On March 11, 2010, we amended our Bank Facility. Pursuant to the Amendment, our Consolidated Leverage Ratio cannot exceed 6.5 times as of June 30, 2011, 6.25 times as of September 30, 2011 and 6.0 times as of and subsequent to December 31, 2011.  Depending on the Consolidated Leverage Ratio (Consolidated Funded Indebtedness to Consolidated Operating Cash Flow), we may elect an interest rate equal to: (1) the Eurodollar Rate plus fees that can range from 0.5% to 2.5%; or (2) the Base Rate plus fees that can range from 0.0% to 1.5%, where the Base Rate is the highest of: (a) the Federal Funds Rate plus 0.5%; (b) the Eurodollar Rate plus 1.0%; or (c) the Prime Rate.

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

The Revolver provides us with funds for working capital and general corporate purposes including capital expenditures, and, except as limited under the Bank Facility, any one or more of the following: acquisitions, repurchases of Class A common stock, investments and dividends. The Bank Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of our wholly owned subsidiaries.  In addition, the Bank Facility, as amended, is secured by a lien on all of our assets, other than our real property.

Covenant Compliance Under The Bank Facility

The Bank Facility requires us to comply with certain financial covenants which are defined terms within the agreement, including: (1) a maximum Consolidated Leverage Ratio; and (2) a minimum ratio of Consolidated Operating Cash Flow to Consolidated Interest Charges of 2.0 times.  Management believes we are in compliance with all financial covenants and all other terms of the Bank Facility as of June 30, 2011.

During periods when the Consolidated Leverage Ratio exceeds 6.0 times (defined in the Bank Facility as a “Restricted Period”), we would be: (a) restricted in our ability to take certain actions, including but not limited to, the payment of dividends and the repurchase of our stock; and (b) subject to additional limitations on acquisitions and investments.

As of June 30, 2011, our Consolidated Leverage Ratio was 5.7 times and our Consolidated Interest Coverage Ratio was 4.7 times.

As of June 30, 2011, the following table presents the computations (in thousands, other than the ratios) of the Company’s Consolidated Leverage Ratio and Consolidated Interest Coverage Ratio as defined under the Company’s Bank Facility:

Consolidated Leverage Ratio Computations:

Numerator: Consolidated Funded Indebtedness
Senior debt outstanding	$625,707
Letter of credit outstanding	570
Total debt outstanding	626,277
Less cash outstanding in excess of $3 million, not to exceed $10 million	—
Consolidated Funded Indebtedness	$626,277

Denominator: Consolidated Operating Cash Flow
Net income	$77,729
Income taxes	(17,455)
Depreciation and amortization	11,777
Interest expense	27,593
Non-cash compensation expense	7,092
Deferred non-cash charges	1,850
Investment loss	174
Pro forma for tower disposition as if the disposition occurred as of the beginning of this period	(715)
Pro forma for KUFX-FM acquisition as if the acquisition occurred as of the beginning of this period	1,344
Consolidated Operating Cash Flow	$109,389

Consolidated Leverage Ratio	5.7

Consolidated Interest Coverage Ratio Computations:

Numerator: Consolidated Operating Cash Flow	$109,389

Denominator: Consolidated Interest Charges
Interest expense	$27,593
Less interest income and certain deferred financing expense	(4,281)
Add interest expense on KUFX-FM acquisition as if acquisition occurred as of the beginning of this period	78
Consolidated Interest Charges	$23,390

Consolidated Interest Coverage Ratio	4.7

Net revenues increased marginally on a year-to-date basis. Advertising demand was impacted by sluggish economic conditions and indirectly by the effects of the earthquake and tsunami in Japan on the auto sector.  We expect the effects of the Japanese crisis to be temporary.  It is difficult for management to forecast revenues for the remainder of 2011 given the current cautiousness of advertisers due to the uncertainties surrounding the economy.

Operating Activities

Net cash flows provided by operating activities were $37.4 million and $37.1 million for the six months ended June 30, 2011 and 2010, respectively. The cash flows from operating activities were relatively flat from period to period, as the decrease in working capital needs of $4.6 million was offset by a net combined increase in the following expenses: station operating expenses; corporate general and administrative expenses and interest expense.

Investing Activities

Net cash flows used in investing activities were $10.8 million and $1.4 million for the six months ended June 30, 2011 and 2010, respectively.

For the six months ended June 30, 2011, the cash used in investing activities primarily reflects $9.0 million for the purchase of a radio station in San Jose, California. For the six months ended June 30, 2010, the cash used in investing activities primarily reflects $1.5 million for additions to property and equipment.

Financing Activities

Net cash flows used in financing activities were $28.4 million and $42.1 million for the six months ended June 30, 2011 and 2010, respectively.

For the six months ended June 30, 2011, the cash flows used in financing activities primarily reflect the reduction to our net borrowings of $25.0 million under our Revolver and Term Loan.  For the six months ended June 30, 2010, the cash flows used in financing activities primarily reflect the reduction to our net borrowings of $28.0 million under our Revolver and Term Loan and the repurchase of $6.6 million of our Notes.

Dividends

We do not currently pay dividends on our common stock. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Bank Facility.  Specifically, pursuant to our Bank Facility, we are prohibited from paying dividends if our Consolidated Leverage Ratio exceeds 6.0 times.

Income Taxes

During the six months ended June 30, 2011, we paid $0.1 million in state income taxes. We anticipate that it will not be necessary to make any quarterly estimated federal and state income tax payments for the remainder of 2011 based upon existing prepayments and expected quarterly income subject to tax.

As a result of federal tax legislation during the fourth quarter of 2009 that allowed us to carryback our 2008 net operating loss for five years rather than for two years, we recorded in excess of $7.0 million under prepaid and refundable income taxes as of December 31, 2009.  On April 2, 2010, we received $6.8 million in federal income tax refunds and most of the remaining balance during the first quarter of 2011.

Capital Expenditures

Capital expenditures for the six months ended June 30, 2011 were $2.3 million. We anticipate that total capital expenditures in 2011 will be between $4.0 million and $4.5 million.

Contractual Obligations

The following table reflects a summary as of June 30, 2011 of our calendar contractual obligations for the remainder of the year 2011 and thereafter:

	Payments Due By Period
					More Than
		Less Than	1 To 3	3 To 5	5
Contractual Obligations:	Total	1 Year	Years	Years	Years

Long-term debt obligations (1)	$636,162	$123,984	$512,103	$39	$36
Operating lease obligations	76,464	6,320	23,005	17,730	29,409
Financing method lease obligations (2)	35,899	369	14,129	1,612	19,789
Purchase obligations (3)	225,762	40,520	115,732	50,562	18,948
Other long-term liabilities (4)	14,717	131	1,156	1,449	11,981
Total	$989,004	$171,324	$666,125	$71,392	$80,163

(1)                                  (a)  Our Bank Facility had outstanding debt in the amount of $625.0 million as of June 30, 2011. The maturity under our Bank Facility could be accelerated if we do not maintain compliance with certain covenants.

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

(3)                                  (a) We have purchase obligations of $225.2 million, including: (1) contracts primarily for on-air personalities, sports programming rights, ratings services, music licensing fees, equipment maintenance and certain other operating contracts; and (2) construction commitments of $2.1 million.

(b)  We have an obligation to provide a letter of credit of $0.6 million.

(4)                                  Included within total other long-term liabilities of $14.7 million are deferred compensation liabilities of $7.2 million and liabilities for uncertain tax positions of $1.1 million. Liabilities for uncertain tax positions are reflected in the above table in the column labeled as “More Than 5 Years.”  See Note 13, Income Taxes, in the accompanying notes to the consolidated financial statements for a discussion of liabilities for uncertain tax positions.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements.

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

There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2010.  We have, however, provided additional disclosures to one of our critical accounting policies for impairment testing of radio broadcasting licenses and goodwill as we conducted our annual impairment test of broadcasting licenses and goodwill during the second quarter of 2011.

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of June 30, 2011, we have recorded approximately $754.8 million in radio broadcasting licenses and goodwill, which represents 82.2% of our total assets at that date. We must conduct impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value. After an impairment expense is recognized, the recorded value of these assets will be reduced by the impairment recognized and will be the assets’ new accounting basis. In 2009 and 2008, we recorded impairment losses of $67.7 million and $835.7 million, respectively, for radio broadcasting licenses and goodwill.

We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future performance of our stations. These variables include but are not limited to: (1) the discount rate used in the determination of fair value; (2) the market share and profit margin of an average station within a market based upon market size and station type; (3) the forecast growth rate of each radio market, including assumptions regarding each market’s population, household income, retail sales and other factors that would influence advertising expenditures; (4) the estimated capital start-up costs and losses incurred during the early years; (5) the likely media competition within the market area; (6) an effective tax rate assumption; and (7) future terminal values.  Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcasting licenses and goodwill assets.

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

We completed our annual impairment test for broadcasting licenses during the second quarter of 2011 and determined that the fair value of the broadcasting licenses was in excess of the carrying value for each of our markets and, accordingly, no impairment was recorded.

The methodology used by us in determining our key estimates and assumptions was applied consistently to each market.  Of the seven variables identified above, we believe that the first three (in clauses (1) through (3) above) are the most important to the determination of fair value. The following table reflects these estimates and assumptions used in 2011 as compared to the second quarter of 2010, the date of the most recent prior impairment test.   In general, when comparing the second quarter of 2011 to the second quarter of 2010: (1) the discount rate, which was estimated using required returns on debt and equity of publicly traded radio companies, did not change; (2) the market specific operating profit margin range remained relatively stable with minor fluctuations in several markets; and (3) the market long-term revenue growth rate did not change.

	Second	Second
	Quarter	Quarter
	2011	2010
Discount rate	10.0%	10.0%
Operating profit margin range of the Company’s markets	19.5% to 41.5%	21.0% to 42.5%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%

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

The table below presents the percentage within a range by which the fair value exceeded the carrying value of our radio broadcasting licenses as of June 30, 2011 for 20 units of accounting where the carrying value of the licenses are considered material to our financial statements (20 geographical markets).  Rather than presenting the percentage separately for each unit of accounting, management’s opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the broadcasting licenses. In addition, the units of accounting are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

	Units Of Accounting As Of June 30, 2011
	Percentage Range By Which Fair Value Exceeds Carrying Value
		Greater	Greater	Greater
	0% To	Than 5%	Than 10%	Than
	5%	To 10%	To 15%	15%

Number of units of accounting	4	6	2	8
Carrying value (in thousands)	$184,569	$239,250	$40,395	$249,781

Goodwill

We performed our annual impairment test on our goodwill during the second quarter of 2011 by comparing the fair value for each reporting unit with the amount reflected on the balance sheet. We determined that a radio market is a reporting unit and, in total, we assessed goodwill at 19 separate reporting units (four of our 23 reporting units have no goodwill recorded as of June 30, 2011). If the fair value of any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and we are required to perform a second step of the impairment test. In the second step, we compare the amount reflected in the balance sheet to the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation.

To determine the fair value, we use a market approach and, when appropriate, an income approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.

In step one of our goodwill analysis, we considered the results of the market approach and the income approach in computing the fair value of our reporting units. In the market approach, we applied an estimated market multiple of between seven and a half times and eight times to each reporting unit’s operating performance to calculate the fair value. This multiple was consistent with the multiple applied to all markets in the second quarter of 2010.  Management believes that these approaches are an appropriate measurement given the current market valuations of broadcast radio stations together with the historical market transactions, including those in recent months. Factors contributing to the determination of the reporting unit’s operating performance were historical performance and management’s estimates of future performance.

In the income approach, we utilized the discounted cash flow method to calculate the fair value of the reporting unit (the key estimates and assumptions are included in the table below). The results of step one indicated that it was not necessary to perform the second step analysis in any of the markets tested. As a result of the step one test, no impairment loss was recorded during the second quarter of 2011. We performed a reasonableness test by comparing the fair value results for goodwill by using the implied multiple based on our cash flow performance and our current stock price and comparing the results to prevailing radio broadcast transaction multiples.

The following table reflects certain key estimates and assumptions used in the second quarter of 2011 and in the second quarter of 2010, the date of the most recent prior impairment test. The ranges for operating profit margin and revenue growth rates are for our markets.  In general, when comparing the second quarter of 2011 to the second quarter of 2010: (1) the discount rate, which was estimated using required returns on debt and equity of publicly traded radio companies, did not change; (2) the market specific operating profit margin range was relatively stable; and (3) the market long-term revenue growth rate did not change.

	Second	Second
	Quarter	Quarter
	2011	2010
Discount rate	10.0%	10.0%
Operating profit margin range of the Company’s markets	25.0% to 46.6%	26.0% to 39.0%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%

If actual market conditions are less favorable than those projected by the industry or us, or if events occur or circumstances change that would reduce the fair value of our goodwill below the amount reflected in the balance sheet, we may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.

The table below presents the percentage within a range by which the fair value exceeded the carrying value of the reporting unit as of June 30, 2011 for 19 reporting units under step one of the goodwill impairment test during the second quarter of 2011.  Rather than presenting the percentage separately for each reporting unit, management’s opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the reporting unit, including goodwill. In addition, the reporting units are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

	Reporting Units As Of June 30, 2011
	Percentage Range By Which Fair Value Exceeds Carrying Value
		Greater	Greater	Greater
	0% To	Than 5%	Than 10%	Than
	5%	To 10%	To 15%	15%

Number of reporting units	3	3	—	13
Carrying value (in thousands)	$187,080	$161,986	$—	$412,120

Sensitivity Of Key Broadcasting Licenses And Goodwill Assumptions

If we were to assume a 100 basis point change in certain of our key assumptions (a reduction in the long-term revenue growth rate, a reduction in the operating performance cash flow margin and an increase in the weighted average cost of capital) used to determine the fair value of our broadcasting licenses and goodwill during the second quarter of 2011, the following would be the incremental impact:

Sensitivity Analysis

	Results Of	Results Of	Results Of
	Long-Term	Operating	Weighted
	Revenue	Performance	Average
	Growth	Cash Flow	Cost Of
	Rate	Margin	Capital
	Decrease	Decrease	Increase
	(amounts in thousands)
Broadcasting Licenses
Impairment assumption sensitivity result	$21,928	$3,360	$49,092
Impairment recorded during the second quarter of 2011	—	—	—
Incremental broadcasting licenses impairment	21,928	3,360	49,092
Goodwill
Impairment assumption sensitivity result	432	—	795
Impairment recorded during the second quarter of 2011	—	—	—
Incremental goodwill impairment	432	—	795
Total incremental impairment from sensitivity analysis	$22,360	$3,360	$49,887

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

Operating profit is defined as profit before interest, depreciation and amortization, income tax and corporate allocation charges. Operating profit is then divided by broadcast revenues, net of agency and national representative commissions, to compute the operating profit margin.  Operating profit margins are projected based upon industry operating profit norms, which reflect market size and station type.  This assumption is not specific to the performance of our radio stations in a market, but is predicated on the expectation that a new entrant into the market could reasonably be expected to perform at a level similar to a typical competitor. If the outlook for the industry’s growth declines, then operating profit margins would be negatively impacted, which would negatively impact the value of our broadcasting licenses.

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

ITEM 3.                  Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt.  From time to time, we may seek to limit our exposure to interest rate volatility through the use of derivative rate hedging instruments.  If the borrowing rates under LIBOR were to increase 1% above the current rates as of June 30, 2011, our interest expense on our senior debt would increase by approximately $5.0 million on an annual basis, including any interest benefit or interest expense associated with the use of derivative rate hedging instruments as described below.

The following derivative rate hedging transactions, which fix interest on our variable rate debt and are tied to the one-month LIBOR interest rate, are outstanding as of June 30, 2011:

Type			Fixed
Of	Notional	Effective	LIBOR	Expiration
Hedge	Amount	Date	Rate	Date
	(amounts
	(in millions)

Swap	$125.0	March 28, 2008	2.91%	September 28, 2011
Swap	100.0	May 28, 2008	3.62%	May 28, 2012
Total	$225.0

The fair value (based upon current market rates) of the rate hedging transactions is included as derivative instruments in long-term assets and/or liabilities for those instruments with maturity dates greater than one year and short-term assets and/or liabilities for those instruments with maturity dates less than one year. The fair value of the hedging transactions is affected by a combination of several factors, including the remaining period to maturity and the forward interest rate to maturity. Assuming the hedging transaction is a liability: (i) any decrease in the remaining period to maturity and/or an increase in the forward interest rate to maturity results in a more favorable valuation; and (ii) any decrease in the forward interest rate to maturity results in a less favorable valuation. Our credit exposure under these hedging agreements, or similar agreements we may enter into in the future, is the cost of replacing an agreement in the event of non-performance by our counterparty.

As of June 30, 2011, the fair value of our derivative instruments was a liability of $3.8 million, which represented a decrease in liability from the balance as of December 31, 2010.  The change was primarily due to the effect of a decrease in the remaining period to maturity of each derivative instrument as the forward interest rate curve to maturity for those derivatives remained relatively flat. The liability as of June 30, 2011 included a reduction in value for non-performance in accordance with the accounting provisions for fair value measurement.

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

ITEM 1A.               Risk Factors

There have been no material changes from the Risk Factors described in our Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 9, 2011.

ITEM 2.                  Unregistered Sales Of Equity Securities And Use Of Proceeds

During the three-month period ending June 30, 2011, we withheld shares of stock upon the vesting of restricted stock units to cover withholding tax obligations, unless an employee elected to pay such tax in cash.  The following table provides information on shares withheld (which are considered repurchased) during the three-month period ended June 30, 2011:

			(c)	(d)
			Total	Maximum
			Number Of	Approximate
			Shares	Dollar Value
			Purchased	Of
			As	Shares That
	(a)	(b)	Part Of	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under
	Of Shares	Paid	Plans Or	The Plans
Period	Purchased	Per Share	Programs	Or Programs
April 1, 2011 - April 30, 2011	41	$10.12	—	$—
May 1, 2011 - May 31, 2011	134,741	$9.18	—	$—
June 1, 2011 - June 30, 2011	288	$8.43	—	$—
Total	135,070		—

In connection with employee tax obligations related to the vesting of restricted stock units during the three months ended June 30, 2011 and in accordance with elections by certain employees, we are deemed to have repurchased the following shares withheld to satisfy employees’ tax obligations: (i) 41 shares at an average price of $10.12 per share in April 2011; (ii) 134,741 shares at an average price of $9.18 per share in May 2011, and (iii) 288 shares at an average price of $8.43 per share in June 2011. These shares are included in the table above.

ITEM 3.                  Defaults Upon Senior Securities

None.

ITEM 4.                  [Reserved]

N/A

ITEM 5.                  Other Information

None.

ITEM 6.          Exhibits

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007 and May 15, 2009. (1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (3)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (4)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (4)
101.INS	XBRL Instance Document (4)
101.SCH	XBRL Taxonomy Extension Schema Document (4)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (4)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

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

ENTERCOM COMMUNICATIONS CORP.
(Registrant)

Date: August 9, 2011	/S/ David J. Field
Name: David J. Field
Title: President and Chief Executive Officer
(principal executive officer)

Date: August 9, 2011	/S/ Stephen F. Fisher
Name: Stephen F. Fisher
Title: Executive Vice President - Operations and Chief
Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007 and May 15, 2009. (1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (3)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (4)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (4)
101.INS	XBRL Instance Document (4)
101.SCH	XBRL Taxonomy Extension Schema Document (4)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (4)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

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