Form 10-Q
period 2011-09-30
ENTERCOM COMMUNICATIONS CORP
filed 2011-11-02
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Class A common stock, $0.01 par value — 30,888,832 Shares Outstanding as of October 21, 2011

(Class A Shares Outstanding include 1,882,869 unvested and vested but deferred restricted stock units)

Class B common stock, $0.01 par value — 7,367,532 Shares Outstanding as of October 21, 2011.

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

You can identify forward-looking statements by our use of words such as “anticipates,” “believes,” “continues,” “expects,” “intends,” “likely,” “may,” “opportunity,” “plans,” “potential,” “project,” “will,” “could,” “would,” “should,” “seeks,” “estimates,” “predicts” and similar expressions which identify forward-looking statements, whether in the negative or the affirmative.  We cannot guarantee that we actually will achieve these plans, intentions or expectations.  These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from those forecasted or anticipated in such forward-looking statements.  You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report.  We undertake no obligation to update these statements or publicly release the result of any revision(s) to these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Key risks to our company are described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2011 and as may be supplemented by the risks described under Part II, Item 1A, of our quarterly reports on Form 10-Q and in our Current Reports on Form 8-K.

i

PART I

FINANCIAL INFORMATION

ITEM 1.     Financial Statements

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
ASSETS:
Cash and cash equivalents	$4,869	$3,768
Accounts receivable, net of allowance for doubtful accounts	73,268	70,897
Prepaid expenses, deposits and other	5,225	5,370
Prepaid and refundable federal and state income taxes	264	810
Deferred tax assets	3,750	651
Total current assets	87,376	81,496
Investments	217	217
Net property and equipment	59,230	62,729
Radio broadcasting licenses	715,902	707,852
Goodwill	38,891	38,168
Deferred charges and other assets, net of accumulated amortization	7,337	10,563
TOTAL ASSETS	$908,953	$901,025

LIABILITIES:
Accounts payable	$3,923	$4,209
Accrued expenses	14,608	7,537
Accrued compensation and other current liabilities	13,720	13,476
Long-term debt, current portion	605,527	165,026
Total current liabilities	637,778	190,248
Long-term debt, net of current portion	101	485,122
Financing method lease obligations	12,610	12,610
Deferred tax liabilities	3,481	23,704
Other long-term liabilities	13,882	18,674
Total long-term liabilities	30,074	540,110
Total liabilities	667,852	730,358

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	383	381
Additional paid-in capital	595,915	592,643
Accumulated deficit	(357,094)	(415,080)
Accumulated other comprehensive income (loss)	1,897	(7,277)
Total shareholders’ equity	241,101	170,667
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$908,953	$901,025

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010
NET REVENUES	$287,593	$289,359

OPERATING EXPENSE:
Station operating expenses, including non-cash compensation expense	202,939	195,603
Depreciation and amortization expense	8,535	9,736
Corporate general and administrative expenses, including non-cash compensation expense	20,638	16,292
Merger and acquisition costs	1,542	—
Net time brokerage agreement (income) fees	244	—
Net (gain) loss on sale or disposal of assets	142	176
Total operating expense	234,040	221,807
OPERATING INCOME (LOSS)	53,553	67,552

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing expense	16,504	22,795
Interest and dividend income	(27)	(15)
Net loss on extinguishment of debt	—	62
Other income	(16)	(38)
TOTAL OTHER EXPENSE	16,461	22,804

INCOME (LOSS) BEFORE INCOME TAXES	37,092	44,748
INCOME TAXES (BENEFIT)	(20,894)	15,597
NET INCOME (LOSS)	$57,986	$29,151

NET INCOME (LOSS) PER SHARE - BASIC	$1.59	$0.82

NET INCOME (LOSS) PER SHARE - DILUTED	$1.53	$0.78

WEIGHTED AVERAGE SHARES:
Basic	36,355,024	35,699,525
Diluted	37,825,497	37,591,370

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010
NET REVENUES	$100,429	$102,737

OPERATING EXPENSE:
Station operating expenses, including non-cash compensation expense	69,771	67,726
Depreciation and amortization expense	2,771	3,089
Corporate general and administrative expenses, including non-cash compensation expense	5,551	5,190
Net (gain) loss on sale or disposal of assets	73	185
Total operating expense	78,166	76,190
OPERATING INCOME (LOSS)	22,263	26,547

OTHER (INCOME) EXPENSE:
Interest expense, including amortization of deferred financing expense	5,271	8,645
Interest and dividend income	(20)	(4)
Other income	(11)	(16)
TOTAL OTHER EXPENSE	5,240	8,625

INCOME (LOSS) BEFORE INCOME TAXES	17,023	17,922

INCOME TAXES (BENEFIT)	8,792	7,233
NET INCOME (LOSS)	$8,231	$10,689

NET INCOME (LOSS) PER SHARE - BASIC	$0.23	$0.30

NET INCOME (LOSS) PER SHARE - DILUTED	$0.22	$0.29

WEIGHTED AVERAGE SHARES:
Basic	36,366,675	35,722,801
Diluted	37,463,085	37,309,956

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010

NET INCOME (LOSS)	$57,986	$29,151

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES (BENEFIT):

Net unrealized gain (loss) on derivatives, net of taxes (benefit)	9,174	3,159

COMPREHENSIVE INCOME (LOSS)	$67,160	$32,310

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010

NET INCOME (LOSS)	$8,231	$10,689

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES (BENEFIT):

Net unrealized gain (loss) on derivatives, net of taxes (benefit)	1,039	1,424

COMPREHENSIVE INCOME (LOSS)	$9,270	$12,113

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND YEAR ENDED DECEMBER 31, 2010

(amounts in thousands, except share data)

(unaudited)

						Retained	Accumulated
	Common Stock				Additional	Earnings	Other
	Class A		Class B		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Balance, December 31, 2009	29,755,161	$297	7,457,532	$75	$588,622	$(461,610)	$(13,432)	$113,952
Net income (loss)	—	—	—	—	—	46,436	—	46,436
Conversion of Class B common stock to Class A common stock	90,000	1	(90,000)	(1)	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	549	—	—	549
Compensation expense related to granting of restricted stock units	941,213	10	—	—	4,969	—	—	4,979
Exercise of stock options	97,725	1	—	—	129	—	—	130
Purchase of vested employee restricted stock units	(183,531)	(2)	—	—	(1,626)	—	—	(1,628)
Forfeitures of dividend equivalents	—	—	—	—	—	94	—	94
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	6,155	6,155
Balance, December 31, 2010	30,700,568	307	7,367,532	74	592,643	(415,080)	(7,277)	170,667
Net income (loss)	—	—	—	—	—	57,986	—	57,986
Compensation expense related to granting of stock options	—	—	—	—	400	—	—	400
Compensation expense related to granting of restricted stock units	421,781	4	—	—	5,823	—	—	5,827
Exercise of stock options	51,750	1	—	—	68	—	—	69
Purchase of vested employee restricted stock units	(290,186)	(3)	—	—	(3,019)	—	—	(3,022)
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	9,174	9,174
Balance, September 30, 2011	30,883,913	$309	7,367,532	$74	$595,915	$(357,094)	$1,897	$241,101

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$57,986	$29,151

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,535	9,736
Amortization of deferred financing costs	2,825	2,930
Net deferred taxes (benefit) and other	(19,278)	15,581
Provision for bad debts	1,306	797
Net (gain) loss on sale or disposal of assets	142	176
Non-cash stock-based compensation expense	6,227	4,314
Deferred rent	80	5
Unearned revenue - long-term	5	—
Net loss on extinguishment of debt	—	62
Deferred compensation	(276)	976
Net accretion expense for asset retirement obligations	86	—
Other income	(16)	(38)

Changes in assets and liabilities:
Accounts receivable	(3,645)	(8,520)
Prepaid expenses and deposits	146	16,032
Prepaid and refundable income taxes	547	6,785
Accounts payable and accrued liabilities	7,349	(15,476)
Accrued interest expense	(43)	(125)
Accrued liabilities - long-term	(137)	(25)
Prepaid expenses - long-term	(141)	(511)
Net cash provided by (used in) operating activities	61,698	61,850

INVESTING ACTIVITIES:
Additions to property and equipment	(4,040)	(1,935)
Proceeds from sale of property, equipment, intangibles and other assets	231	114
Purchases of radio station assets	(9,000)	—
Deferred charges and other assets	(1,170)	(240)
Proceeds from investments	16	38
Station acquisition deposits and costs	1,350	—
Net cash provided by (used in) investing activities	(12,613)	(2,023)

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010
FINANCING ACTIVITIES:
Deferred expenses related to bank facility amendment	—	(5,155)
Proceeds from issuance of long-term debt	118,500	37,500
Payments of long-term debt	(163,020)	(90,518)
Retirement of senior subordinated notes	—	(6,579)
Proceeds from the exercise of stock options	69	115
Purchase of vested restricted stock units	(3,022)	(1,622)
Payment of dividend equivalents on vested restricted stock units	(511)	(872)
Net cash provided by (used in) financing activities	(47,984)	(67,131)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,101	(7,304)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,768	10,751
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,869	$3,447

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$13,685	$20,009
Income taxes	$82	$83

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

Goodwill Testing

In September 2011, the accounting guidance for how an entity tests goodwill for impairment was revised to simplify the procedures. The amendments will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  Prior to this decision, entities were required to test goodwill for impairment, on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test is performed to measure the amount of impairment loss, if any.  The Company anticipates that this guidance should not change the goodwill impairment testing results reached through either the simplified method of testing versus the existing method of testing. This guidance will be effective for the Company on January 1, 2012.

Presentation Of Comprehensive Income

In June 2011, the accounting standards for the presentation of comprehensive income were amended.  This guidance seeks to improve the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income.   In October 2011, the accounting standards were modified to defer the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income. The guidance provided by this update will be effective for the Company on January 1, 2012.  Since this guidance will only change the format of financial statements, it is expected that the adoption of this guidance will not have a material effect on the Company’s results of operations, cash flows or financial condition.

Disclosure Of Fair Value Measurements

In May 2011, the accounting standards for fair value measurements were amended to clarify existing guidance and require certain new quantitative and qualitative disclosures regarding unobservable fair value measurements. The guidance provided by this update will be effective for the Company on January 1, 2012. Since this guidance will only require additional disclosures, it is expected that this will not have a material effect on the Company’s results of operations, cash flows or financial condition.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the presentation in the current year.

Prior Period Correction

During the nine months ended September 30, 2011, the Company recorded a prior period correction to income tax expense and to other comprehensive income (loss) as described in Note 13, Income Taxes, and Note 14, Accumulated Other Comprehensive Income (Loss), respectively.

2.             SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes from the Significant Accounting Policies described in our Form 10-K, filed with the SEC on February 9, 2011.

3.             ACCOUNTS RECEIVABLE AND RELATED ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are primarily attributable to advertising which has been provided and for which payment has not been received from the advertiser.  Accounts receivable are net of agency commissions and an estimated allowance for doubtful accounts. Estimates of the allowance for doubtful accounts are recorded based on management’s judgment of the collectability of the accounts receivable based on historical information, relative improvements or deteriorations in the age of the accounts receivable and changes in current economic conditions.

The accounts receivable balances and reserve for doubtful accounts are presented in the following table as of the periods indicated:

	September 30,	December 31,
	2011	2010
	(amounts in thousands)

Accounts receivable	$76,847	$74,024
Allowance for doubtful accounts	(3,579)	(3,127)
Accounts receivable, net of allowance for doubtful accounts	$73,268	$70,897

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

The following table presents the changes in broadcasting licenses for the periods indicated:

	Broadcasting Licenses
	Carrying Amount
	2011	2010
	(amounts in thousands)

Beginning of period balance as of January 1,	$707,852	$707,852
Impairment loss	—	—
Acquisition (Note 18)	8,050	—
Ending period balance as of September 30,	$715,902	$707,852

Broadcasting License Impairment Testing During The Second Quarter Ended June 30, 2011

During the second quarter of 2011, the Company completed its annual impairment test for broadcasting licenses and determined that the fair value of its broadcasting licenses was in excess of the carrying value for each of the Company’s markets and, accordingly, no impairment was recorded.

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

There were no events or circumstances since the second quarter of 2011 that indicated an interim review of broadcast licenses was required.

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

(2)           Goodwill

The Company performs its annual impairment test on its goodwill during the second quarter of each year by comparing the fair value for each reporting unit with the amount reflected on the balance sheet. The Company has determined that a radio market is a reporting unit and, in total, the Company assesses goodwill at 19 separate reporting units (4 of the Company’s 23 reporting units had no goodwill recorded as of the end of the current period). If the fair value of any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the amount reflected in the balance sheet to the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation.

To determine the fair value, the Company uses an income and market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.

The following table presents the changes in goodwill for each of the periods indicated:

	Goodwill
	Carrying Amount
	2011	2010
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$163,783	$163,783
Accumulated loss on impairment as of January 1,	(125,615)	(125,615)
Goodwill beginning balance after cumulative loss on impairment as of January 1,	38,168	38,168
Loss on impairment during year	—	—
Acquisition (Note 18)	723	—
Goodwill ending balance as of September 30,	$38,891	$38,168

Goodwill Impairment Testing During The Second Quarter Ended June 30, 2011

In step one of the Company’s goodwill analysis during the second quarter, the Company considered the results of the market approach and, when appropriate, the income approach in computing the fair value of the Company’s reporting units. In the market approach, the Company applied an estimated market multiple of between

7.5 times and 8.0 times to each reporting unit’s operating performance to calculate the fair value. This multiple was consistent with the multiple applied to all markets in the second quarter of 2010.  Management believes that these approaches are an appropriate measurement given the current market valuations of broadcast radio stations together with historical market transactions, including those in recent months. Factors contributing to the determination of the reporting unit’s operating performance were historical performance and management’s estimate of future performance.

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

Goodwill Impairment Testing During The Second Quarter Ended June 30, 2010

In step one of the Company’s goodwill analysis during the second quarter, the Company considered the results of the market approach and the income approach, when appropriate, in computing the fair value of the Company’s reporting units. In the market approach, the Company applied an estimated market multiple of between 7.5 times and 8.0 times to each reporting unit’s operating performance to calculate the fair value. This multiple was higher than the 6.0 times multiple applied to all markets in the second quarter of 2009.  Management believes that these approaches are an appropriate measurement given the current market valuations of broadcast radio stations together with the historical market transactions, including those in recent months. Factors contributing to the determination of the reporting unit’s operating performance were historical performance and management’s estimate of future performance.

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

5.             DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets, including definite-lived intangible assets, consist of the following as of the periods indicated:

	Deferred Charges And Other Assets,
	Net Of Accumulated Amortization
	September 30,	December 31,
	2011	2010
	(amounts in thousands)

Deferred contracts and other agreements, net	$770	$659
Advertiser lists and customer relationships, net	130	3
Total definite-lived assets	900	662
Debt issuance costs, net	2,111	4,936
Software costs, net	1,195	550
Leasehold premium, net	589	633
Prepaid assets - long-term	2,120	1,995
Deposits - long-term	345	328
Note receivable - long-term	77	109
Station deposits and acquisition costs	—	1,350
	$7,337	$10,563

The following tables reflect deferred financing expense from the amortization of debt issuance costs (charged to interest expense) for the periods presented:

	Nine Months Ended
	September 30,
	2011	2010
	(amounts in thousands)

Deferred financing expense	$2,825	$2,930

	Three Months Ended
	September 30,
	2011	2010
	(amounts in thousands)

Deferred financing expense	$941	$1,439

6.             OTHER CURRENT AND LONG-TERM LIABILITIES

Other Current Liabilities

Accrued compensation and other current liabilities consist of the following as of the periods indicated:

	Accrued Compensation And Other
	Current Liabilities
	September 30,	December 31,
	2011	2010
	(amounts in thousands)

Accrued compensation	$7,238	$5,803
Accounts receivable credits	1,998	1,909
Derivative valuation - short-term	2,148	2,958
Advertiser obligations	1,170	1,110
Accrued interest payable	161	204
Unearned revenue - short-term	146	216
Accrued dividend equivalents - short-term	57	522
Other	802	754
	$13,720	$13,476

Other Long-Term Liabilities - Deferred Rent Liabilities

The following table reflects deferred rent liabilities included under other long-term liabilities as of the periods indicated:

	September 30, 2011	December 31, 2010
	(amounts in thousands)

Deferred rent liabilities	$3,481	$3,401

7.             LONG-TERM DEBT

(A) Senior Debt

Credit Agreement (the “Bank Facility”)

The Company has a $ 1,050 million senior secured credit facility with a syndicate of lenders that matures on June 30, 2012. The Bank Facility was originally comprised of $650 million in revolving credit (the “Revolver”) and a $400 million term loan (the “Term Loan”). The Term Loan amortizes in quarterly amounts, which payments increased to $60 million on September 30, 2011 and thereafter.

As of September 30, 2011, the Company had outstanding under the Bank Facility $483.5 million in drawn Revolver and $122.0 million in Term Loan.  As of September 30, 2011, the Company had $4.9 million in cash and cash equivalents. As of September 30, 2011, the undrawn amount of the Revolver was $165.9 million. The amount of the Revolver available to the Company, however, is a function of covenant compliance at the time of borrowing. Based on the Company’s financial covenant analysis as of September 30, 2011, the Company would be limited to borrowings significantly less than the undrawn limit unless such borrowings were used to repay indebtedness or for transactions that increase cash flow for purposes of covenant calculation.

The Company’s Bank Facility requires compliance with certain financial covenants including a maximum Consolidated Leverage Ratio.  This financial covenant is a ratio of the Company’s Consolidated Funded Indebtedness to Consolidated Operating Cash Flow for the four most recent fiscal quarters as of the date of determination (each as defined in our Bank Facility).  This financial covenant is determined as of the last day of each fiscal quarter.  For the quarter ended September 30, 2011 the Company’s Consolidated Leverage Ratio was 5.86 times, while the maximum was 6.25 times.  The maximum Consolidated Leverage Ratio decreases to 6.00 times for periods ending on and after December 31, 2011.

Management believes that the Company can continue to maintain its compliance with the financial covenants until maturity of the Bank Facility on June 30, 2012.  The Company’s ability to maintain compliance with its financial covenants is highly dependent on the Company’s results of operations.  If management were to expect that the Company could not maintain compliance with its covenants, the Company would seek to enter into an agreement with its lenders for covenant compliance relief.  If the Company was able to enter into an agreement for covenant compliance relief, such relief would likely result in significantly higher interest expense and fees paid to consenting lenders.  There can be no assurance, however, that the Company’s lenders would agree to such covenant compliance relief.

The Company must refinance or replace its Bank Facility prior to its expiration on June 30, 2012.  Specifically, on June 30, 2012 the Revolver balance then outstanding, together with the final $60 million Term Loan installment, will be due in full.  In the event the Company is not successful in refinancing or replacing its Bank Facility prior to its maturity, the Company would not have the resources to fund these obligations.

If the Company was not able to secure any required covenant compliance relief, or if the Company failed to refinance or replace its Bank Facility prior to its expiration on June 30, 2012, then an Event of Default would arise under the Company’s Bank Facility.  An Event of Default could have a material adverse effect on the Company’s financial condition.  If an Event of Default occurs, the lenders in the Company’s Bank Facility could begin exercising various creditor rights which could threaten the Company’s ability to continue to operate its business.

The Company previously relied on the Revolver to fund the Company’s quarterly Term Loan amortization payments.  As of October 25, 2010, the Company has prepaid all Term Loan amortization payments other than the final $60 million installment due on June 30, 2012.

The Company’s operating cash flow remains positive and management believes that it is adequate to fund the Company’s operating needs.  As a result, the Company has not been required to rely upon, and the Company does not anticipate being required to rely upon, the Revolver to fund its operations.

Amendment In 2010 To The Bank Facility”(Amendment”)

The Amendment to the Bank Facility in March 2010 was treated as a modification to a debt instrument.  As a result, in the first quarter of 2010, the Company recorded deferred financing costs of $5.2 million related to the Amendment which is amortized over the remaining life of the Bank Facility on: (1) a straight-line basis for the revolving credit facility; and (2) an effective interest rate method for the term loan. In addition, unamortized deferred financing costs of $3.1 million as of the Amendment date are amortized over the remaining life of the Bank Facility.

Additional key terms of the Bank Facility, as amended, are as follows:

•      Depending on the Consolidated Leverage Ratio (Consolidated Funded Indebtedness to Consolidated Operating Cash Flow), the Company can elect an interest rate equal to: (1) the Eurodollar Rate plus fees that range from 0.50% to 2.50%; or (2) the Base Rate plus fees that can range from 0.00% to 1.50%, where the Base Rate is the highest of: (a) the Federal Funds Rate plus 0.50%; (b) the Eurodollar Rate plus 1.00%; and (c) the Prime Rate;

•      During periods when the Consolidated Leverage Ratio exceeds 6.0 times (defined in the Bank Facility as a “Restricted Period”), the Company is: (a) restricted in its ability to take certain actions including, but not limited to, the payment of dividends and the repurchase of its stock; and (b) subject to additional limitations on acquisitions and investments; and

•      The Company pays a commitment fee that varies, depending on the Company’s Consolidated Leverage Ratio and the amount of the unused commitment, to a maximum of 0.50% per year on the average unused balance of the revolving credit.

The Bank Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly owned subsidiaries. In addition, the Bank Facility is secured by a lien on substantially all of the Company’s assets, other than real property.

Prior to the Amendment the interest rate was: (1) the Eurodollar rate plus a rate that ranges from 0.50% to 1.13%; or (2) the greater of prime rate plus a rate that ranges from 0.00% to 0.13% or the federal funds rate plus a rate that ranges from 0.50% to 0.63%.

(B) Senior Subordinated Debt

7.625% Senior Subordinated Notes

On March 8, 2010, the Company redeemed at par all of its remaining outstanding 7.625% senior subordinated notes that were due March 1, 2014 and recorded in the statement of operations a loss on the extinguishment of debt.

(C) Debt Extinguishment

The following table presents for the periods indicated the amount of gain or loss recorded on debt extinguishment:

For the Nine
Months Ended
September 30,
2010
(amounts in
thousands)

Write-off of deferred financing costs	$62
Gain on debt extinguishment	—
Net (gain) loss on debt extinguishment	$62

Amount of debt retired	$6,579

8.             DERIVATIVES AND HEDGING ACTIVITIES

The Company from time to time enters into derivative financial instruments, including interest rate exchange agreements (“Swaps”) and interest rate collar agreements (“Collars”), to manage its exposure to fluctuations in interest rates.

Hedge Accounting Treatment

During the period of an interest rate hedging relationship, the Company’s variable rate debt is expected to be greater than the notional amount of the derivative rate hedging transactions. These transactions are tied to the one-month Eurodollar London Interbank Offered Rate (“LIBOR”) interest rate. Under a fixed rate swap, the Company pays a fixed rate on a notional amount to the counter-party, and the counter-party pays to the Company a variable rate on the notional amount equal to the Company’s LIBOR borrowing rate.  A Collar establishes two separate agreements: an upper limit, or cap, and a lower limit, or floor, for the Company’s LIBOR borrowing rate.

As of September 30, 2011 and 2010, the Company had outstanding the aggregate notional amounts of $100.0 million and $475.0 million, respectively, of interest rate transactions that were hedged against the Company’s variable rate senior debt.

As of September 30, 2011, the Company had the following derivative outstanding:

Type			Fixed
Of	Notional	Effective	LIBOR	Expiration
Hedge	Amount	Date	Rate	Date
(amounts
(in millions)

Swap	$100.0	May 28, 2008	3.62%	May 28, 2012

The following tables include those derivatives that expired during the periods indicated:

Nine Months Ended September 30, 2011
Type					Fixed
Of	Notional	Effective			LIBOR		Expiration
Hedge	Amount	Date		Collar	Rate		Date
	(amounts
	(in millions)

Swap	$150.0	January 28, 2008		n/a	3.03%		January 28, 2011
Collar	100.0	February 28, 2008	[	Cap Floor	4.00%	]	February 28, 2011
					2.14%
Swap	125.0	March 28, 2008		n/a	2.91%		September 28, 2011
	375.0

Nine Months Ended September 30, 2010
Type				Fixed
Of	Notional	Effective		LIBOR	Expiration
Hedge	Amount	Date	Collar	Rate	Date
(amounts
(in millions)

Swap	$75.0	January 28, 2008	n/a	3.03%	January 28, 2010

The following is a summary of the gains (losses) related to the Company’s cash flow hedges for the periods indicated:

Nine Months Ended
September 30,
Description	2011	2010
(amounts in thousands)

Type Of Derivative Designated As A Cash Flow Hedge	Interest Rate	Interest Rate
Amount Of Gain (Loss) Recognized In Other Comprehensive Income (Loss) (“OCI”)	$5,129	$3,159
Location Of Gain (Loss) Reclassified From OCI To Statement Of Operations	Interest Expense	Interest Expense
Amount Of Gain (Loss) Reclassified From OCI To Statement Of Operations	$—	$—
Location Of Gain (Loss) In Statement Of Operations	Interest Expense	Interest Expense
Amount Of Gain (Loss) In Statement Of Operations Due To Ineffectiveness	$—	$—

Three Months Ended
September 30,
Description	2011	2010
(amounts in thousands)

Type Of Derivative Designated As A Cash Flow Hedge	Interest Rate	Interest Rate
Amount Of Gain (Loss) Recognized In Other Comprehensive Income (Loss) (“OCI”)	$1,679	$1,424
Location Of Gain (Loss) Reclassified From OCI To Statement Of Operations	Interest Expense	Interest Expense
Amount Of Gain (Loss) Reclassified From OCI To Statement Of Operations	$—	$—
Location Of Gain (Loss) In Statement Of Operations	Interest Expense	Interest Expense
Amount Of Gain (Loss) In Statement Of Operations Due To Ineffectiveness	$—	$—

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

The Company does not expect to reclassify any portion of this amount to the statement of operations over the earlier of the expiration of the derivative or the next twelve months.

The following table presents the accumulated derivative gain (loss) recorded in the statements of other comprehensive income (loss) as of the periods indicated:

	Fair Value Of Accumulated
	Derivatives Outstanding
	September 30,	December 31,
	2011	2010
	Assets (Liabilities)
	(amounts in thousands)

Beginning balance as of January 1	$(7,277)	$(13,432)
Net unrealized gain (loss) on derivatives, net of taxes (benefit)	9,174	6,155
Ending balance	$1,897	$(7,277)

The following is a summary of the fair value of the derivatives outstanding as of the periods indicated:

		Fair Value
		September 30,	December 31,
	Balance Sheet	2011	2010
	Location	Asset (Liability)
		(amounts in thousands)
Designated Derivatives
Interest rate hedge transactions	Current liabilities	$(2,148)	$(2,958)
Interest rate hedge transactions	Other long-term liabilities	$—	$(4,319)

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

The Company has filed, on a timely basis, renewal applications for those radio stations with radio broadcasting licenses that are subject to renewal with the FCC. The Company’s costs to renew its licenses with the FCC are nominal and are expensed as incurred rather than capitalized.  Certain licenses were not renewed prior to the renewal date. The Company continues to operate these radio stations under their existing licenses until the licenses are renewed.  The FCC may delay the renewal pending the resolution of open inquiries. The affected stations are, however, authorized to continue operations until the FCC acts upon the renewal applications.

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

Guarantor Arrangements

The Company enters into indemnification agreements in the ordinary course of business and other agreements which include indemnification provisions.  The Company believes that the estimated fair value of these agreements is minimal and has not recorded liabilities for these agreements as of September 30, 2011.

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

The following table presents the amounts accrued and unpaid on unvested RSUs as of the periods indicated:

	Balance Sheet	September 30,	December 31,
	Location	2011	2010

Short-term dividend equivalent liability	Other current liabilities	$57	$522
Long-term dividend equivalent liability	Other long-term liabilities	228	276
Total dividend equivalent liability		$285	$798

The following table presents: (a) the amount of dividend equivalents that were paid to the holders of RSUs that vested; and (b) the tax benefits that were recorded to paid-in capital:

	Nine Months Ended
	September 30,
	2011	2010
	(amounts in thousands)

Dividend equivalents paid	$511	$872
Tax benefit recognized to paid-in capital	$—	$—

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

The following table presents for the periods indicated: (1) the shares of stock the Company was deemed to have repurchased; and (2) the amounts that the Company recorded as financing activity in the consolidated statements of cash flows:

	Nine Months Ended
	September 30,
	2011	2010
	(amounts in thousands)

Shares of stock deemed repurchased	290	181
Amount recorded as financing activity	$3,022	$1,622

Company Share Repurchase Programs

The Company’s Board of Directors has authorized in the past, and may authorize in the future, share repurchase programs for the purchase of Class A common stock over a defined period of time. See Note 7 for further discussion. There are no authorized share repurchase programs as of September 30, 2011.

11.          SHARE-BASED COMPENSATION

Equity Compensation Plan

Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.

RSU Activity

The following is a summary of the changes in RSUs under the Company’s Plan during the current period:

		Number		Weighted	Aggregate
		Of	Weighted	Average	Intrinsic
		Restricted	Average	Remaining	Value As Of
		Stock	Purchase	Contractual	September 30,
	Period Ended	Units	Price	Term (Years)	2011

RSUs outstanding as of:	December 31, 2010	2,329,174
RSUs awarded		445,213
RSUs released		(868,211)
RSUs forfeited		(23,057)
RSUs outstanding as of:	September 30, 2011	1,883,119	$—	1.7	$9,886,375
RSUs vested and expected to vest as of:	September 30, 2011	1,698,384	$—	1.7	$8,459,788
RSUs exercisable (vested and deferred) as of:	September 30, 2011	86,996	$—	—	$456,729
Weighted average remaining recognition period in years		2.3
Unamortized compensation expense, net of estimated forfeitures		$10,016,230

Options

Option Activity

The following table presents for the periods indicated: (1) the intrinsic value of options exercised; (2) cash received from options exercised; and (3) the tax benefit from options exercised, before the impact of a valuation allowance:

	Nine Months Ended September 30,
Other Option Disclosures	2011	2010
	(amounts in thousands)

Intrinsic value of options exercised	$520	$811
Tax benefit from options exercised, before impact of valuation allowance	$198	$320
Cash received from exercise price of options exercised	$69	$115

The following table presents the option activity during the current period under the Company’s stock option plan:

				Weighted	Intrinsic
			Weighted	Average	Value
			Average	Remaining	As of
		Number of	Exercise	Contractual	September 30,
	Period Ended	Options	Price	Term (Years)	2011

Options outstanding as of:	December 31, 2010	983,150	$3.02
Options granted		—	—
Options exercised		(51,750)	1.34
Options forfeited		(24,530)	1.52
Options expired		(13,345)	25.62
Outstanding as of:	September 30, 2011	893,525	$2.82	7.2	$3,212,430

Options vested and expected to vest as of:	September 30, 2011	863,656	$2.86	7.2	$3,101,022
Options vested and exercisable as of:	September 30, 2011	397,484	$4.29	7.0	$1,353,818
Weighted average remaining recognition period in years		1.4
Unamortized compensation expense, net of estimated forfeitures		$276,376

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
		Number Of	Weighted		Number Of
		Options	Average	Weighted	Options	Weighted
		Outstanding	Remaining	Average	Exercisable	Average
		September 30,	Contractual	Exercise	September 30,	Exercise
Exercise Prices		2011	Life	Price	2011	Price
$1.34	$1.34	819,650	7.4	$1.34	345,028	$1.34
$2.02	$12.08	52,375	7.0	$9.16	30,956	$9.80
$33.90	$47.77	8,500	2.9	$36.86	8,500	$36.86
$48.00	$48.21	13,000	0.6	$48.03	13,000	$48.03
		893,525	7.2	$2.82	397,484	$4.29

Valuation Of Options

The fair value of each option grant, using the Black-Scholes option-pricing model, was estimated on the date of each grant. The following table presents the range of the assumptions used to determine the fair value over the periods indicated:

	Nine Months Ended September 30,
	2011	2010
Expected life (years)	no options issued	6.3
Expected volatility factor (%)	no options issued	69.2%
Risk-free interest rate (%)	no options issued	3.0%
Expected dividend yield (%)	no options issued	0.0%

Recognized Non-Cash Compensation Expense

The following summarizes recognized stock-based compensation expense related to awards of RSUs and employee stock options:

	Nine Months Ended
	September 30,
	2011	2010
	(amounts in thousands)
Station operating expenses	$550	$965
Corporate general and administrative expenses	5,676	3,349
Stock-based compensation expense included in operating expenses	6,226	4,314
Income tax benefit (net of a fully reserved valuation allowance for prior year)	(1,613)	—
Total	$4,613	$4,314

	Three Months Ended
	September 30,
	2011	2010

Station operating expenses	$223	$397
Corporate general and administrative expenses	1,337	815
Stock-based compensation expense included in operating expenses	1,560	1,212
Income tax benefit (net of a fully reserved valuation allowance for prior year)	(464)	—
Total	$1,096	$1,212

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

In the event the current income tax deduction is less than the associated deferred tax asset, the difference is  charged to the windfall tax benefit account; otherwise, the shortfall is charged to income tax expense (before a valuation adjustment, if applicable). The amount of the Company’s windfall tax benefit account was $1.3 million as of September 30, 2011. Based upon outstanding awards, this amount will be available in the windfall tax benefit account to absorb any future shortfalls.

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

For the periods indicated, the following tables present the computations of basic and diluted net income per share:

	Nine Months Ended
	September 30, 2011			September 30, 2010
	(amounts in thousands, except share and per share data)
			Net Income			Net Income
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic net income per common share:
Net income	$57,986	36,355,024	$1.59	$29,151	35,699,525	$0.82
Impact of equity awards		1,470,473			1,891,845
Diluted net income per common share:
Net income	$57,986	37,825,497	$1.53	$29,151	37,591,370	$0.78

	Three Months Ended
	September 30, 2011			September 30, 2010
	(amounts in thousands, except share and per share data)
			Net Income			Net Income
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic net income per common share:
Net income	$8,231	36,366,675	$0.23	$10,689	35,722,801	$0.30
Impact of equity awards		1,096,410			1,587,155
Diluted net income per common share:
Net income	$8,231	37,463,085	$0.22	$10,689	37,309,956	$0.29

Incremental Shares Disclosure As Anti-Dilutive

For the periods indicated, the following table provides the incremental shares excluded as they were anti-dilutive under the treasury stock method:

	Nine Months Ended
	September 30,
Impact Of Equity Awards	2011	2010
	(amounts in thousands,
	except per share amounts)

Dilutive or anti-dilutive for all potentially dilutive equivalent shares:	dilutive	dilutive
Excluded shares as anti-dilutive under the treasury stock method:
Options	54	66
Price range of options: from	$9.02	$9.84
Price range of options: to	$48.21	$48.21
RSUs with service conditions	942	86
RSUs with service and market conditions as market conditions not met	200	—
Total RSUs	1,142	86

	Three Months Ended
	September 30,
Impact Of Equity Awards	2011	2010
	(amounts in thousands,
	except per share data)

Dilutive or anti-dilutive for all potentially dilutive equivalent shares:	dilutive	dilutive
Excluded shares as anti-dilutive under the treasury stock method:
Options	53	66
Price range of options: from	$6.67	$7.55
Price range of options: to	$48.21	$48.21
RSUs with service conditions	976	275
RSUs with service and market conditions	200	—
Total RSUs	1,176	275

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

Tax Rates For The Nine Months And Three Months Ended September 30, 2011

The effective income tax rate was (56.3%) for the nine months ended September 30, 2011, which reflects: (1) a reversal of the full valuation allowance against its deferred tax assets for the reasons as described below under Valuation Allowance For Deferred Tax Assets; and (2) certain discrete items of tax.  The income tax benefit from the reversal of the full valuation allowance was offset by a prior period correction in the current period that increased deferred income tax expense by $6.0 million. See Note 13 below for further discussion.

The effective income tax rate was 51.6% for the three months ended September 30, 2011, which includes $1.5 million related primarily to the overstatement of the Company’s deferred tax assets following the release of its valuation allowance in the second quarter of 2011.

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

Deferred Tax Assets And Liabilities

As of September 30, 2011, there were net deferred tax assets of $0.3 million. As of December 31, 2010, there were net deferred tax liabilities of $23.1 million. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

Valuation Allowance For Deferred Tax Assets

The Company was impacted by the economic downturn which resulted in impairments to its broadcast licenses and goodwill in 2007 and 2008. Due to these impairment losses and their impact on cumulative three-year income, the Company established a deferred tax asset valuation allowance in 2008.

During the second quarter of 2011, management determined that on a more likely than not realization basis, this full valuation allowance was no longer required.  Contributing to this assessment were sufficient positive indicators such as, but not limited to, the then present economic conditions (as compared to the economic conditions when the valuation allowance was established), recent profitability, management’s expectation of future profitability, including available future taxable income under the current tax law to realize all of the tax benefits for deductible temporary differences and carryforwards. In addition, the Company does not have a history of its net operating loss carryforwards expiring unused.

The recoverability of the Company’s net deferred tax assets has been assessed utilizing projections based on the Company’s current operations. The projections show a significant decrease in tax amortization in the early years of the carryforward period as a significant portion of the Company’s intangible assets will be fully amortized during that time. Accordingly, the recoverability of the net deferred tax assets is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on this assessment, management determined that it is more likely than not that such assets will be realized, which results in a tax benefit of $42.1 million to the income statement due to the reversal of the full valuation allowance during 2011. The Company decreased its valuation allowance to $1.7 million as of September 30, 2011 from $43.8 million as of December 31, 2010.

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

Liabilities For Uncertain Tax Positions

The Company’s liabilities for uncertain tax positions, which amounts were recorded as long-term liabilities in the balance sheets, are reflected in the following table as of the periods indicated:

	September 30,	December 31,
	2011	2010
	(amounts in thousands)
Liabilities for uncertain tax positions
Tax	$530	$1,674
Interest and penalties	610	1,147
Total	$1,140	$2,821

The decrease in liabilities for uncertain tax positions for the nine months ended September 30, 2011 primarily reflects the expiration of statutes of limitation for certain tax jurisdictions. The Company reviews its estimates on a quarterly basis and any change in its liabilities for uncertain tax positions will result in an adjustment to its income tax expense in the statement of operations in each period measured.

The following tables present, for the periods indicated, the expense (income) for uncertain tax positions, which amounts were reflected in the consolidated statements of operations as an increase (decrease) to income tax expense:

	Nine Months Ended
	September 30,
	2011	2010
	(amounts in thousands)

Tax expense (income)	$(1,064)	$(108)
Interest and penalties (income)	(617)	161
Income taxes (benefit) from uncertain tax positions	$(1,681)	$53

	Three Months Ended
	September 30,
	2011	2010

Tax expense (income)	$—	$489
Interest and penalties (income)	15	461
Income taxes (benefit) from uncertain tax positions	$15	$950

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

Management believes that the Company has made sufficient tax provisions for tax periods that are within the statutory period of limitations not previously audited and that are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions, or if the statute of limitations expires. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. There can be no assurance, however, that the ultimate outcome of audits will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Income Tax Payments And Refunds

The following table provides the amount of income tax payments and income tax refunds for the periods indicated:

	Nine Months Ended
	September 30,
	2011	2010
	(amounts in thousands)

State income tax payments	$82	$1
Federal and state income tax refunds	$452	$—

Prior Period Correction

Included in the nine months ended September 30, 2011 is a prior period correction for the year ended December 31, 2008 of $6.0 million that was made to record an income tax benefit to other comprehensive income (loss) and to increase deferred income tax expense by the same amount.  The prior period financial statements were not restated as this correction was considered to be immaterial to our previously reported results of operations and financial position and had no impact on previously reported cash flows from operating, financing or investing activities.

In addition, during the three month period ended September 30, 2011, the Company noted an error related to deferred tax expense for the three month period ended June 30, 2011.   As of June 30, 2011, the Company omitted to include the federal benefit for state taxes in calculating its deferred tax assets which had the effect of understating deferred tax expense by $1.5 million.  The Company has corrected this error during the three month period ended September 30, 2011 by recognizing an additional $1.5 million in deferred tax expense in the period. There is no impact on the tax rate for the nine-month period ended September 30, 2011.  The Company recorded the correction of this error to the financial statements for the three months ended September 30, 2011 as this error was not material to the financial statements for either the three months ended June 30, 2011 or the three months ended September 30, 2011.

14.                               ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The Company’s accumulated comprehensive income (loss) consists of net income (loss) and other items recorded directly to the equity accounts.

The following table summarizes the types of other comprehensive income (loss) recorded to the statements of comprehensive income (loss) for the periods indicated:

Accumulated Other Comprehensive Income (Loss)

	Nine Months Ended
	September 30,
Category	2011	2010
	(amounts in thousands)

Accumulated other comprehensive income (loss) beginning balance	$(7,277)	$(13,432)

Interest Rate Derivatives
Prior period correction recorded in the current period	5,998	—
Net gain (loss) on derivatives	5,129	3,159
Income (taxes) benefit	(1,953)	(1,248)
Net gain (loss) on derivatives, net of taxes and before valuation allowance	9,174	1,911
Valuation allowance - (decrease) increase	—	(1,248)
Net gain (loss), net of taxes	9,174	3,159
Accumulated other comprehensive income (loss) ending balance	$1,897	$(10,273)

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended
	September 30,
Category	2011	2010
	(amounts in thousands)

Accumulated other comprehensive income (loss) beginning balance	$858	$(11,697)
Interest Rate Derivatives
Net gain (loss) on derivatives	1,679	1,424
Income (taxes) benefit	(640)	(562)
Net gain (loss) on derivatives, net of taxes and before valuation allowance	1,039	862
Valuation allowance - (decrease) increase	—	(562)
Net gain (loss), net of taxes	1,039	1,424
Accumulated other comprehensive income (loss) ending balance	$1,897	$(10,273)

Prior Period Correction

Included in the nine months ended September 30, 2011 is a prior period correction for the year ended December 31, 2008 of $6.0 million that was made to record an income tax benefit to other comprehensive income (loss) and to increase deferred income tax expense by the same amount.  The prior period financial statements were not restated as this correction was considered to be immaterial to our previously reported results of operations and financial position and had no impact on previously reported cash flows from operating, financing or investing activities.

15.                               SUPPLEMENTAL CASH FLOW DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES

The following table provides non-cash disclosures during the periods indicated:

	Nine Months Ended
	September 30,
	2011	2010
	(amounts in thousands)

RSUs issued	445	74
RSUs forfeited	(23)	(79)
Net RSUs	422	(5)

Paid-in capital of RSUs issued	$4,721	$732
Paid-in capital of RSUs forfeited	(366)	(1,025)
Net paid-in capital of RSUs forfeited	$4,355	$(293)

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

	Nine Months Ended
	September 30,
Benefit Plan Disclosures	2011	2010
	(amounts in thousands)
Reconciliation Of Deferred Compensation Liabilities
Beginning of period balance, January 1	$6,622	$5,173
Employee compensation deferrals	631	683
Employee compensation payments	(335)	(87)
Increase (decrease) in plan fair value	(571)	256
End of period balance	$6,347	$6,025

401(k) Savings Plan

Effective July 1, 2011, the Company reinstated its discretionary matching contribution, which is subject to certain conditions.  The Company’s previous discretionary matching contribution was suspended in 2008.

The following table presents for the periods indicated the Company’s contribution to the 401K Plan:

	Nine Months Ended
	September 30,
	2011	2010
	(amounts in thousands)

401(K) savings plan expense	$279	$—

17.                               FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Of Financial Instruments Subject To Fair Value Measurements

The fair value of a financial instrument is the price (exit price) that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the instrument, including assumptions about risks inherent to the inputs of the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy assigns the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement), pricing inputs other than quoted prices in active markets (Level 2 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

	September 30, 2011
	Value Measurements At Reporting Date Using
		Quoted Prices
		In Active
		Markets For	Significant
		Identical	Other	Significant
		Assets Or	Observable	Unobservable
		Liabilities	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	Assets (Liabilities)
	(amounts in thousands)
Assets
Cash equivalents (1)	$3,115	$3,115	$—	$—

Liabilities
Deferred Compensation (2)	$(6,347)	$(6,347)	$—	$—
Interest Rate Cash Flow Hedges Designated
As Qualifying Instruments (3):
Short-term	$(2,148)	$—	$(2,148)	$—
Lease abandonment liability (4):
Short-term	$(50)	$—	$(50)	$—
Long-term	$(696)	$—	$(696)	$—

	December 31, 2010
	Value Measurements At Reporting Date Using
		Quoted Prices
		In Active
		Markets For	Significant
		Identical	Other	Significant
		Assets Or	Observable	Unobservable
		Liabilities	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	Assets (Liabilities)
	(amounts in thousands)
Assets
Cash equivalents (1)	$3,540	$3,540	$—	$—

Liabilities
Deferred Compensation (2)	$(6,622)	$(6,622)	$—	$—
Interest Rate Cash Flow Hedges Designated
As Qualifying Instruments (3):
Short-term	$(2,958)	$—	$(2,958)	$—
Long-term	$(4,319)	$—	$(4,319)	$—
Lease abandonment liability (4):

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

(3)                                  For the Company’s interest rate hedges, the Company pays a fixed rate and receives a variable interest rate that is observable based upon a forward Eurodollar interest rate curve and is therefore considered a Level 2 measurement. The Company factors into the fair value of its interest rate hedges an adjustment for a non-performance risk by either the Company and/or by the Company’s counterparty.  The Company reflects the short-term derivative liability under current liabilities and long-term derivative liability under other long-term liabilities.

(4)                                  The Company’s lease abandonment liability is recorded at fair value on a recurring basis.  The Company used Level 2 inputs for its valuation methodology as the fair value was based on expected future cash flows of the underlying lease that was adjusted for a non-performance risk by the Company.  The Company reflects the short-term lease abandonment liability under current liabilities and long-term lease abandonment liability under other long-term liabilities.

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

As a result of the Company’s second quarter annual testing during the nine months ended September 30, 2011 and 2010, the Company determined that no adjustment was required to the carrying value of the assets contained in its reporting units and that it was not necessary to perform the second step of the goodwill impairment test for any of the reporting units.  In addition, there were no indicators that would have required interim testing.

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

The following table presents the carrying value and, where practicable, the fair value as of the periods indicated:

	September 30,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(amounts in thousands)

Senior debt (1)	$605,500	$592,884	$650,000	$619,713
Finance method lease obligations (2)	$12,610		$12,610
Letter of credit (3)	$570		$670

18.                               ACQUISITIONS, DIVESTITURES AND PRO FORMA SUMMARY

Acquisition During The Current Period

San Jose, California

On February 28, 2011, the Company acquired the assets of KUFX-FM, a radio station serving the San Jose, California, radio market, for $9.0 million in cash, of which $1.4 million was paid as a deposit in December 2010. The source of the funds used to complete this transaction was as follows: (1) $7.6 million from funds borrowed under the Company’s senior bank facility; and (2) $1.4 million from the deposit.  In December 2010, the Company entered into an asset purchase agreement and a time brokerage agreement (“TBA”) under which the Company commenced operations on January 19, 2011.

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

The Company recorded goodwill on its books, of which the majority of the amount is fully deductible for income tax purposes. Management believes that this acquisition provides the Company with an opportunity to increase the market share of its San Francisco radio stations. In addition, the proximity of the San Jose radio market to the San Francisco market allows for certain synergies in programming, sales and administration.  The Company does not currently own or operate any other radio stations in the San Jose market.

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

Other

Merger and Acquisition Costs

During the first quarter of 2011, the Company incurred legal and advisory expenses associated with its unsuccessful effort to acquire a large radio group operator.

In connection with the Company’s acquisition on February 28, 2011 of KUFX-FM, San Jose, California, the Company assumed a lease for studio space.  Upon completion of this transaction, the Company ceased use of the studio space and, as a result, the Company recorded a lease abandonment expense during the first quarter of 2011.

Lease abandonment costs include lease liabilities offset by estimated sublease income. As a result of soft rental conditions in the northern California real estate market, including a higher than normal vacancy rate that is expected to continue throughout the remaining term of the lease, the Company did not include an estimate to sublease any of the space.  The Company will continue to evaluate the opportunities to sublease this space and revise its sublease estimates accordingly. Any increase in the estimate of sublease income will be reflected through the income statement and such amount will also reduce the lease abandonment liability. The lease expires during the third quarter of 2018.  The lease abandonment liability is discounted using a credit risk adjusted basis utilizing the estimated rental cash flows over the remaining term of the agreement.

The following presents the expense recognized in the consolidated statement of income as merger and acquisition costs:

Nine Months Ended
September 30,
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

	Nine Months Ended
	September 30,
	2011	2010
	(amounts in thousands, except per share data)
	Pro Forma	Pro Forma

Net revenues	$287,772	$293,084
Net income	$58,451	$30,804
Net income per common share - basic	$1.61	$0.86
Net income per common share - diluted	$1.55	$0.82

	Three Months Ended
	September 30,
	2011	2010
	(amounts in thousands, except per share data)
	Pro Forma	Pro Forma

Net revenues	$100,429	$104,041
Net income	$7,959	$11,414
Net income per common share - basic	$0.22	$0.32
Net income per common share - diluted	$0.21	$0.31

19.                               SUBSEQUENT EVENTS

Events occurring after September 30, 2011 were evaluated to ensure that any subsequent events that met the criteria for recognition have been included.

ITEM 2.     Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 9, 2011. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the nine and three months ended September 30, 2011 as compared to the nine and three months ended September 30, 2010.  Our results of operations during the relevant periods represent the operations of the radio stations owned and operated by us.

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

Results Of Operations For The Year-To-Date

The following significant factors affected our results of operations for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010:

Acquisitions

•                  On February 28, 2011, we acquired KUFX-FM, a station in San Jose, California, for $9.0 million in cash. We began operating this station on January 19, 2011 under a TBA that in 2011 increased our station operating expenses, depreciation and amortization expense and interest expense.

•                  In 2011, we incurred $1.5 million in merger and acquisition costs from: (1) legal and advisory expenses from an unsuccessful effort to acquire a large radio group operator; and (2) lease abandonment costs associated with the acquisition of KUFX-FM.

Financing

•                  During March 2010, we amended our senior credit agreement (the “Amendment” to our “Bank Facility”) that increased our interest expense due to: (1) an increase in deferred financing expense of $5.2 million, which will be amortized over the remaining term of the Bank Facility; and (2) an increase in fees incurred under the Bank Facility, primarily on outstanding debt.

•                  During the nine months ended September 30, 2010, we repurchased $6.6 million of our Notes and recognized a net loss on extinguishment of debt of $(0.1) million.

Other

•                  During the second quarter of 2011, management determined that on a more likely than not realization basis, a full valuation allowance was no longer required.  Based on this assessment, management reversed the valuation allowance against its deferred tax assets, which resulted in a significant tax benefit.

Nine Months Ended September 30, 2011 As Compared To The Nine Months Ended September 30, 2010

Net Revenues

	Nine Months Ended
	September 30, 2011	September 30, 2010
	(dollars in millions)
Net Revenues	$287.6	$289.4
Amount of Change	$(1.8)
Percentage Change	(0.6)%

Net revenues decreased marginally on a year-to-date basis. Advertising demand was impacted by sluggish economic conditions and indirectly in the second and third quarters by the effects on the auto sector of the earthquake and tsunami in Japan.  In addition, in 2011 we changed formats in several markets, which negatively impacted net revenues. We believe, however, that the new formats will improve the longer-term growth prospects for these brands. At this time, it is difficult for management to forecast revenues for the remainder of 2011 given the current cautiousness of advertisers due to the uncertainties surrounding the economy.

Net revenues increased in the majority of our markets on a year-to-date basis.  Our net revenues increased the most for those radio stations located in our Kansas City, Sacramento and Seattle markets, offset by a decrease for those radio stations located in our Boston, Denver and San Francisco markets.

Station Operating Expenses

	Nine Months Ended
	September 30, 2011	September 30, 2010
	(dollars in millions)
Station Operating Expenses	$202.9	$195.6
Amount of Change	$7.3
Percentage Change	3.7%

The increase in station operating expenses was primarily due to: (1) an increase in our audience ratings expense primarily from the continued rollout across our markets of PPM, a new audience measurement methodology; (2) costs associated with the continued expansion of our digital initiatives; and (3) the lifting of our multi-year wage freeze at the beginning of the year.

Management expects that station operating expenses will decline for the balance of the year as certain cost reduction initiatives that commenced earlier in 2011 will more than offset the increases as described above.

Depreciation And Amortization Expense

	Nine Months Ended
	September 30, 2011	September 30, 2010
	(dollars in millions)
Depreciation And Amortization Expense	$8.5	$9.7
Amount of Change	$(1.2)
Percentage Change	(12.4)%

Depreciation and amortization expense decreased in 2011 primarily due to the decrease over the past several years in: (1) capital expenditures; (2) deferred charges and other assets; and (3) acquisitions. The $9.0 million acquisition of a radio station in San Jose, California, during the first quarter of 2011 did not have a significant impact on depreciation and amortization expense.

Corporate General And Administrative Expenses

	Nine Months Ended
	September 30, 2011	September 30, 2010
	(dollars in millions)
Corporate General And Administrative Expenses	$20.6	$16.3
Amount of Change	$4.3
Percentage Change	26.4%

Corporate general and administrative expenses increased primarily due to: (1) an increase in non-cash compensation expense of $2.3 million primarily due to the amortization of equity compensation awards that were granted during the fourth quarter of 2010 and the first quarter of 2011; and (2) an increase in estimated 2011 annual corporate executive incentives of $1.2 million, which for the prior year were partially paid in equity.  The increase was offset in part by a decrease in deferred compensation expense of $0.5 million as our deferred compensation liability generally tracks movements in the stock market.

Operating Income

	Nine Months Ended
	September 30, 2011	September 30, 2010
	(dollars in millions)
Operating Income	$53.6	$67.6
Amount of Change	$(14.0)
Percentage Change	(20.7)%

The decrease in operating income was primarily due to: (1) an increase in station operating expenses, net of revenues, for the reasons described above under Station Operating Expenses; (2) an increase in corporate general and administrative expenses for the reasons described under Corporate General And Administrative Expenses; and (3) an increase of $1.5 million in merger and acquisition costs.

Interest Expense

	Nine Months Ended
	September 30, 2011	September 30, 2010
	(dollars in millions)
Interest Expense	$16.5	$22.8
Amount of Change	$(6.3)
Percentage Change	(27.6)%

The decrease in interest expense was primarily due to: (1) a decline in the average interest rate primarily due to the expiration of certain interest rate hedges that fixed a portion of our variable rate debt at a higher rate than the current short-term LIBOR rate; and (2) a decline in outstanding debt upon which interest is computed. Excluding the impact of interest rate hedges, interest rates on outstanding debt remained relatively flat during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

We expect that our interest expense will increase substantially at such time as we refinance or replace the debt under our existing senior credit facility.

Income Before Income Taxes (Benefit)

	Nine Months Ended
	September 30, 2011	September 30, 2010
	(dollars in millions)
Income Before Income Taxes (Benefit)	$37.1	$44.7
Amount of Change	$(7.6)
Percentage Change	(17.0)%

The decrease was primarily attributable to a decrease in operating income for the reasons described above under Operating Income, offset by a decrease in interest expense for the reasons described under Interest Expense.

Income Taxes (Benefit)

	Nine Months Ended
	September 30, 2011	September 30, 2010
	(dollars in millions)
Income Taxes (Benefit)	$(20.9)	$15.6
Amount of Change	$(36.5)
Percentage Change	(234.0)%

We were impacted by the economic downturn which resulted in impairments to our broadcast licenses and goodwill in 2007 and 2008. Due to these impairment losses and their impact on our three-year cumulative income, we established a deferred tax asset valuation allowance in 2008.

During the second quarter of 2011, management determined that on a more likely than not realization basis, this full valuation allowance was no longer required. Contributing to this assessment were sufficient positive indicators such as, but not limited to, the then present economic conditions (as compared to the economic conditions when the valuation allowance was established), recent profitability, management’s expectation of future profitability, including available future taxable income under the current tax law to realize all of the tax benefits for deductible temporary differences and carryforwards. In addition, we do not have a history of our net operating loss carryforwards expiring unused.

The recoverability of our net deferred tax assets has been assessed utilizing projections based on our current operations. The projections show a significant decrease in the tax amortization in the early years of the carryforward period as a significant portion of our intangible assets will be fully amortized during that time. Accordingly, the recoverability of the net deferred tax assets is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on this assessment, management determined that it is more likely than not that such assets will be realized, which resulted in a tax benefit of $42.1 million to the income statement for the nine months ended September 30, 2011. This income tax benefit was primarily due to the reversal of the full valuation allowance during the second quarter of 2011. We decreased our valuation allowance to $1.7 million as of September 30, 2011 from $43.8 million as of December 31, 2010.

Excluding the impact of the valuation allowance reversal and a prior period correction resulting in income tax expense of $6.0 million in respect of the year ended December 31, 2008, the income tax expense of $15.3 million as a percentage of income before income taxes was 41.2% for the current period.

For the prior period, income tax expense as a percentage of income before income taxes was 34.9%, which was primarily due to the recording of net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. These deferred tax liabilities cannot be used to offset deferred tax assets.  Our income tax expense for the prior period was offset by the reduction in liabilities from uncertain tax positions associated with the expiration of the statute of limitations for certain tax jurisdictions.

In the event we determine at a future time that we will not realize our net deferred tax assets, we will increase our deferred tax asset valuation allowance and increase income tax expense in the period when we make such determination.

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

As of September 30, 2011, net deferred tax assets (net of deferred tax liabilities) were $0.3 million.  As of December 31, 2010, net deferred tax liabilities were $23.7 million, which primarily relate to differences between book and tax bases of certain of our indefinite-lived intangibles (broadcasting licenses and goodwill). Under accounting guidance, we do not amortize our indefinite-lived intangibles for financial statement purposes, but instead test them annually for impairment. The amortization of our indefinite-lived assets for tax purposes but not for book purposes creates deferred tax liabilities.  A reversal of deferred tax liabilities may occur when indefinite-lived intangibles: (1) become impaired; or (2) are sold, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire company in a taxable transaction.  Due to the amortization for tax purposes and not book purposes of our indefinite-lived intangible assets, we expect to continue to generate deferred tax liabilities in future periods (without consideration for any impairment loss in future periods).

Net Income

	Nine Months Ended
	September 30, 2011	September 30, 2010
	(dollars in millions)
Net Income	$58.0	$29.2
Amount of Change	$28.8
Percentage Change	98.6%

The net change was primarily attributable to the reasons described above under Income Before Income Taxes (Benefit) and Income Taxes (Benefit).

Results Of Operations For The Quarter

The following significant factors affected our results of operations for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010:

•                  On February 28, 2011, we acquired KUFX-FM, a station in San Jose, California, for $9.0 million in cash. We began operating this station on January 19, 2011 under a TBA that in 2011 increased our station operating expenses, depreciation and amortization expense and interest expense.

Three Months Ended September 30, 2011 As Compared To The Three Months Ended September 30, 2010

Net Revenues

	Three Months Ended
	September 30, 2011	September 30, 2010
	(dollars in millions)
Net Revenues	$100.4	$102.7
Amount of Change	$(2.3)
Percentage Change	(2.2)%

Net revenues were negatively impacted by sluggish economic conditions and several format changes that were made during 2011.  We believe, however, that the new formats will improve the longer-term growth prospects for these brands. It is difficult for management to forecast revenues for the remainder of 2011 given the current cautiousness of advertisers due to the uncertainties surrounding the economy.

Net revenues in the current period increased in more than half of our markets.  Our net revenues increased the most for those radio stations located in our Indianapolis, Sacramento and Seattle markets and decreased the most for those radio stations located in our Boston, Denver and San Francisco markets.

Station Operating Expenses

	Three Months Ended
	September 30, 2011	September 30, 2010
	(dollars in millions)
Station Operating Expenses	$69.8	$67.7
Amount of Change	$2.1
Percentage Change	3.1%

The increase in station operating expenses was primarily due to: (1) an increase in our audience ratings expense primarily due to the continued rollout across our markets of PPM, a new audience measurement methodology; (2) the lifting of our multi-year wage freeze at the beginning of the year; and (3) the instituting of the 401K company matching contribution.

Management expects that station operating expenses will decline for the balance of the year as certain cost reduction initiatives that commenced earlier in 2011 will more than offset the increases as described above.

Depreciation And Amortization Expense

	Three Months Ended
	September 30, 2011	September 30, 2010
	(dollars in millions)
Depreciation And Amortization Expense	$2.8	$3.1
Amount of Change	$(0.3)
Percentage Change	(9.7)%

Depreciation and amortization expense decreased in 2011 primarily due to the decrease over the past several years in: (1) capital expenditures; (2) deferred charges and other assets; and (3) acquisitions.  The $9.0 million acquisition of a radio station in San Jose, California, during the first quarter of 2011 did not have a significant impact on depreciation and amortization expense.

Corporate General And Administrative Expenses

	Three Months Ended
	September 30, 2011	September 30, 2010
	(dollars in millions)
Corporate General And Administrative Expenses	$5.6	$5.2
Amount of Change	$0.4
Percentage Change	7.7%

Corporate general and administrative expenses increased primarily due to: (1) an increase in non-cash compensation expense of $0.5 million primarily due to the amortization of equity compensation awards that were granted during the fourth quarter of 2010 and the first quarter of 2011; and (2) an increase in estimated 2011 annual corporate executive incentives of $0.3 million, which for the prior year were partially paid in equity.  This increase was offset in part by a decrease in deferred compensation expense of $1.0 million as our deferred compensation liability generally tracks movements in the stock market.

Operating Income

	Three Months Ended
	September 30, 2011	September 30, 2010
	(dollars in millions)
Operating Income	$22.3	$26.5
Amount of Change	$(4.2)
Percentage Change	(15.8)%

The decrease in operating income was primarily due to: (1) a decrease in net revenues for the reasons described above under Net Revenues; and (2) an increase in station operating expenses for the reasons described above under Station Operating Expenses.

Interest Expense

	Three Months Ended
	September 30, 2011	September 30, 2010
	(dollars in millions)
Interest Expense	$5.3	$8.6
Amount of Change	$(3.3)
Percentage Change	(38.4)%

The decrease in interest expense was primarily due to: (1) a decline in the average interest rate primarily due to the expiration of certain interest rate hedges that fixed a portion of our variable rate debt at a higher rate than the current short-term LIBOR rate; and (2) a decline in outstanding debt upon which interest is computed.  Interest rates on outstanding debt, exclusive of the impact of interest rate hedges, remained relatively flat during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Income Before Income Taxes

	Three Months Ended
	September 30, 2011	September 30, 2010
	(dollars in millions)
Income Before Income Taxes	$17.0	$17.9
Amount of Change	$(0.9)
Percentage Change	(5.0)%

The decrease was primarily attributable to a decrease in operating income for the reasons as described above under Operating Income, offset in part by a decrease in interest expense for the reasons described under Interest Expense.

Income Taxes

	Three Months Ended
	September 30, 2011	September 30, 2010
	(dollars in millions)
Income Taxes	$8.8	$7.2
Amount of Change	$1.6
Percentage Change	22.2%

We were impacted by the economic downturn which resulted in impairments to our broadcast licenses and goodwill in 2007 and 2008. Due to these impairment losses and their impact on our cumulative three-year income, we established a deferred tax asset valuation allowance in 2008.

During the second quarter of 2011, management determined that on a more likely than not realization basis,

this valuation allowance was no longer required. For the current quarter and excluding an adjustment of $1.5 million primarily related to the overstatement of our deferred tax assets following the release of our valuation allowance in the second quarter of 2011, income tax expense was $7.3 million or 42.7% as a percentage of income before income taxes.

For the prior period, income tax expense as a percentage of income before income taxes was 40.4%, which was primarily due to the recording of net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. These deferred tax liabilities cannot be used to offset deferred tax assets.  Our income tax expense for the prior period included $0.9 million in liabilities from uncertain tax positions.

In the event we determine at a future time that we will not realize our net deferred tax assets, we will increase our deferred tax asset valuation allowance and increase income tax expense in the period when we make such determination.

Net Income

	Three Months Ended
	September 30, 2011	September 30, 2010
	(dollars in millions)
Net Income	$8.2	$10.7
Amount of Change	$(2.5)
Percentage Change	(23.4)%

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

Liquidity And Capital Resources

Liquidity

Historically, we have carried significant amounts of debt. As of September 30, 2011, we had $605.5 million outstanding under our senior credit facility (“Bank Facility”), which is comprised of $122.0 million in term loan (“Term Loan”) and $483.5 million in drawn revolving credit (“Revolver”). In addition, we have outstanding finance method lease obligations of $12.6 million and $0.6 million in a letter of credit.

As of September 30, 2011, we had $4.9 million in cash and cash equivalents. During the nine months ended September 30, 2011, we decreased our outstanding debt by $44.5 million.

As of June 30, 2011, we reclassified all of our debt outstanding under the Bank Facility from long-term to short-term.

Our Credit Agreement

Our Bank Facility (as amended) with a syndicate of lenders consists of: (i) a Revolver of $650 million; and (ii) a Term Loan of $400 million.  The Bank Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of our wholly owned subsidiaries. In addition, the Bank Facility is secured by a lien on substantially all of our assets, other than our real property.  The Term Loan amortizes in quarterly amounts, which payments increased to $60 million on September 30, 2011 and thereafter.

The undrawn amount of the Revolver was $165.9 million as of September 30, 2011. The amount available under the Revolver is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of September 30, 2011, we would be limited to borrowings significantly less than the undrawn limit unless such borrowings were used to repay indebtedness or for transactions that increase cash flow for purposes of covenant calculation.

Our Bank Facility requires us to comply with certain financial covenants including a maximum Consolidated Leverage Ratio.  This financial covenant is a ratio of our Consolidated Funded Indebtedness to our Consolidated Operating Cash Flow for the four most recent fiscal quarters as of the date of determination (each as defined in our Bank Facility).  This financial covenant is determined as of the last day of each fiscal quarter.  For the quarter ended September 30, 2011 our Consolidated Leverage Ratio was 5.86 times, while the maximum was 6.25 times.  The maximum Consolidated Leverage Ratio decreases to 6.00 times for periods ending on and after December 31, 2011.

We believe that we can continue to maintain our compliance with the financial covenants until maturity of the Bank Facility on June 30, 2012.  Our ability to maintain compliance with our financial covenants is highly dependent on our results of operations.  If we were to expect that we could not maintain compliance with our covenants, we would seek to enter into an agreement with our lenders for covenant compliance relief.  If we were able to enter into an agreement for covenant compliance relief, such relief would likely result in significantly higher interest expense and fees paid to consenting lenders.  There can be no assurance, however, that our lenders would agree to such covenant compliance relief.

We must refinance or replace our Bank Facility prior to its expiration on June 30, 2012.  Specifically, on June 30, 2012 the Revolver balance then outstanding, together with the final $60 million Term Loan installment, will be due in full.  In the event we are not successful in refinancing or replacing our Bank Facility prior to its maturity, we would not have the resources to fund these obligations.

If we are not able to secure any required covenant compliance relief, or if we fail to refinance or replace our Bank Facility prior to its expiration on June 30, 2012, then an Event of Default would arise under our Bank Facility.  An Event of Default could have a material adverse effect on our financial condition.  If an Event of Default occurs, the lenders in our Bank Facility could begin exercising various creditor rights which could threaten our ability to continue to operate our business.

We previously relied on the Revolver to fund our quarterly Term Loan amortization payments.  As of October 25, 2010, we have prepaid all Term Loan amortization payments other than the final $60 million installment due on June 30, 2012.

Our operating cash flow remains positive and we believe that it is adequate to fund our operating needs.  As a result, we have not been required to rely upon, and we do not anticipate being required to rely upon, the Revolver to fund our operations.

Amendment In 2010 To The Bank Facility (“Amendment”)

The Amendment to the Bank Facility in March 2010 was treated as a modification to a debt instrument.  As a result, in the first quarter of 2010, the Company recorded deferred financing costs of $5.2 million related to the Amendment which is amortized over the remaining life of the Bank Facility on: (1) a straight-line basis for the revolving credit facility; and (2) an effective interest rate method for the term loan. In addition, unamortized deferred financing costs of $3.1 million as of the Amendment date are amortized over the remaining life of the Bank Facility.

Additional key terms of the Bank Facility, as amended, are as follows:

•                  Depending on the Consolidated Leverage Ratio (Consolidated Funded Indebtedness to Consolidated Operating Cash Flow), we can elect an interest rate equal to: (1) the Eurodollar Rate plus fees that range from 0.50% to 2.50%; or (2) the Base Rate plus fees that range from 0.00% to 1.50%; where the Base Rate is the highest of: (a) the Federal Funds Rate plus 0.50%; (b) the Eurodollar Rate plus 1.00%; and (c) the Prime Rate; and

•                  During periods when the Consolidated Leverage Ratio exceeds 6.0 times (defined in the Bank Facility as a Restricted Period), we are: (1) restricted in our ability to take certain actions including, but not limited to, the payment of dividends and the repurchase of our stock; and (2) subject to additional limitations on acquisitions and investments.

As of September 30, 2011, the following table presents the computations of the Company’s Consolidated Leverage Ratio and Consolidated Interest Coverage Ratio as defined under the Company’s Bank Facility:

Consolidated Leverage Ratio Computations:
(amounts in thousands, except ratios)

Numerator: Consolidated Funded Indebtedness
Senior debt outstanding	$605,628
Letter of credit outstanding	570
Total debt outstanding	606,198
Less cash outstanding in excess of $3 million, not to exceed $10 million	(1,869)
Consolidated Funded Indebtedness	$604,329

Denominator: Consolidated Operating Cash Flow
Net income	$75,271
Income taxes (benefit)	(15,896)
Depreciation and amortization	11,459
Interest expense	24,219
Non-cash compensation expense	7,441
Deferred non-cash charges	305
Investment loss	174
Pro forma for tower disposition as if the disposition occurred as of the beginning of this period	(718)
Pro forma for KUFX-FM acquisition as if the acquisition occurred as of the beginning of this period	924
Consolidated Operating Cash Flow	$103,179

Consolidated Leverage Ratio	5.86

Consolidated Interest Coverage Ratio Computations:
(amounts in thousands, except ratios)

Numerator: Consolidated Operating Cash Flow	$103,179

Denominator: Consolidated Interest Charges
Interest expense	$24,219
Less interest income and certain deferred financing expense	(3,838)
Add interest expense on KUFX-FM acquisition as if acquisition occurred as of the beginning of this period	78
Consolidated Interest Charges	$20,459

Consolidated Interest Coverage Ratio	5.04

Our Consolidated Leverage Ratio is materially impacted by changes in net revenues. Net revenues decreased marginally on a year-to-date basis. Advertising demand was impacted by sluggish economic conditions and indirectly during the second and third quarters by the effects on the auto sector of the earthquake and tsunami in Japan.  In addition, in 2011 we changed formats in several markets which negatively impacted net revenues. We believe, however, that the new formats will improve the longer term growth prospects for these brands. At this time, it is difficult for management to forecast revenues for the remainder of 2011 given the current cautiousness of advertisers due to the uncertainties surrounding the economy.

Operating Activities

Net cash flows provided by operating activities were $61.7 million and $61.9 million for the nine months ended September 30, 2011 and 2010, respectively. The cash flows from operating activities were relatively flat from period to period, as the decrease in working capital needs of $5.9 million was offset by a net combined increase in the following expenses: station operating expenses; corporate general and administrative expenses and interest expense.

Investing Activities

Net cash flows used in investing activities were $12.6 million and $2.0 million for the nine months ended September 30, 2011 and 2010, respectively.

For the nine months ended September 30, 2011, the cash used in investing activities primarily reflects $9.0 million for the purchase of a radio station in San Jose, California. For the nine months ended September 30, 2010, the cash used in investing activities primarily reflects $1.9 million for additions to property and equipment.

Financing Activities

Net cash flows used in financing activities were $48.0 million and $67.1 million for the nine months ended September 30, 2011 and 2010, respectively.

For the nine months ended September 30, 2011, the cash flows used in financing activities primarily reflect the reduction to our net borrowings of $44.5 million (an increase in our Revolver of $118.5 million, offset by a decrease in our Term Loan of $163.0 million).  For the nine months ended September 30, 2010, the cash flows used in financing activities primarily reflect the reduction to our net borrowings of $53.0 million under our Revolver and Term Loan and the $6.6 million repurchase at par of our Notes.

Dividends

We do not currently pay dividends on our common stock. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Bank Facility.  Specifically, pursuant to our Credit Facility, we would be prohibited from paying dividends if our Consolidated Leverage Ratio exceeded 6.0 times.

Income Taxes

During the nine months ended September 30, 2011, we paid $0.1 million in state income taxes. We anticipate that it will not be necessary to make any quarterly estimated federal and state income tax payments for the remainder of 2011 based upon existing prepayments and expected quarterly income subject to tax.

As a result of federal tax legislation during the fourth quarter of 2009 that allowed us to carryback our 2008 net operating loss for five years rather than for two years, we recorded in excess of $7.0 million under prepaid and refundable income taxes as of December 31, 2009.  On April 2, 2010, we received $6.8 million in federal income tax refunds and the balance in 2011.

Capital Expenditures

Capital expenditures for the nine months ended September 30, 2011 were $4.0 million. We anticipate that total capital expenditures in 2011 will be approximately $5.0 million.

Contractual Obligations

The following table reflects a summary as of September 30, 2011 of our calendar contractual obligations for the remainder of the year 2011 and thereafter:

	Payments Due By Period
					More Than
		Less Than	1 To 3	3 To 5	5
Contractual Obligations:	Total	1 Year	Years	Years	Years

Long-term debt obligations (1)	$613,886	$4,930	$608,881	$39	$36
Operating lease obligations	73,940	3,163	23,036	17,793	29,948
Financing method lease obligations (2)	35,718	186	14,128	1,612	19,792
Purchase obligations (3)	205,015	16,427	118,603	51,287	18,698
Other long-term liabilities (4)	17,363	112	990	1,463	14,798
Total	$945,922	$24,818	$765,638	$72,194	$83,272

(1)                                (a)  Our Bank Facility had outstanding debt in the amount of $605.5 million as of September 30, 2011.

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

(3)                                  (a) We have purchase obligations of $204.4 million, including: (1) contracts primarily for on-air personalities, sports programming rights, ratings services, music licensing fees, equipment maintenance and certain other operating contracts; and (2) construction commitments of $1.6 million.

(b)  We have an obligation to provide a letter of credit of $0.6 million.

(4)                                Included within total other long-term liabilities are deferred income tax liabilities of $3.5 million that are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax liabilities may vary according to changes in tax laws, tax rates and our operating results. It is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities, together with liabilities for uncertain tax positions, are reflected in the above table in the column labeled as “More Than 5 Years.” See Note 13, Income Taxes, in the accompanying notes to the consolidated financial statements for a discussion of liabilities for uncertain tax positions.

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements, other than as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 9, 2011.

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

There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2010.  We have, however, provided additional disclosures to two of our critical accounting policies for: (1) impairment testing of radio broadcasting licenses and goodwill as we conducted our annual impairment test of broadcasting licenses and goodwill during the second quarter of 2011; and (2) the estimation of our tax rates that includes the removal of a full valuation allowance against our deferred tax assets during the second quarter of 2011.

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of September 30, 2011, we have recorded approximately $754.8 million in radio broadcasting licenses and goodwill, which represents 83% of our total assets at that date. We must conduct impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value. After an impairment expense is recognized, the recorded value of these assets will be reduced by the impairment recognized and will be the assets’ new accounting basis. In 2009 and 2008, we recorded impairment losses of $67.7 million and $835.7 million, respectively, for radio broadcasting licenses and goodwill.

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

The table below presents the percentage within a range by which the fair value exceeded the carrying value of our radio broadcasting licenses as of June 30, 2011 for 20 units of accounting where the carrying values of the licenses are considered material to our financial statements (20 geographical markets). Rather than presenting the percentage separately for each unit of accounting, management’s opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the broadcasting licenses. In addition, the units of accounting are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

	Units Of Accounting As Of June 30, 2011
	Percentage Range By Which Fair Value Exceeds Carrying Value
		Greater	Greater	Greater
	0% To	Than 5%	Than 10%	Than
	5%	To 10%	To 15%	15%

Number of units of accounting	4	6	2	8
Carrying value (in thousands)	$184,569	$239,250	$40,395	$249,781

Goodwill

We performed our annual impairment test on our goodwill during the second quarter of 2011 by comparing the fair value for each reporting unit with the amount reflected on the balance sheet. We determined that a radio market is a reporting unit and, in total, we assessed goodwill at 19 separate reporting units (four of our 23 reporting units have no goodwill recorded as of September 30, 2011). If the fair value of any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and we are required to perform a second step of the impairment test. In the second step, we compare the amount reflected in the balance sheet to the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation.

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

In the income approach, we utilized the discounted cash flow method to calculate the fair value of the reporting unit (the key estimates and assumptions are included in the table below). The results of step one indicated

that it was not necessary to perform the second step analysis in any of the markets tested. As a result of the step one test, no impairment loss was recorded during the second quarter of 2011. We performed a reasonableness test by comparing the fair value results for goodwill (by using the implied multiple based on our cash flow performance and our current stock price) to prevailing radio broadcast transaction multiples.

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

We were impacted by the economic downturn which resulted in impairments to our broadcast licenses and goodwill in 2007 and 2008. Due to these impairment losses and their impact on cumulative three-year income, we established a deferred tax asset valuation allowance in 2008.

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

The recoverability of our net deferred tax assets has been assessed utilizing projections based on our current operations. The projections show a significant decrease in tax amortization in the early years of the carryforward period as a significant portion of our intangible assets will be fully amortized during that time. Accordingly, the recoverability of the net deferred tax assets is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on this assessment, management determined that it is more likely than not that such assets will be realized, which results in a tax benefit of $42.1 million to the income statement for the nine months ended September 30, 2011 due to the reversal of the full valuation allowance. We decreased our valuation allowance to $1.7 million as of September 30, 2011 from $43.8 million as of December 31, 2010.

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

We believe our estimates of the value of our tax contingencies and valuation allowances are critical accounting estimates, as they contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued.  Excluding discrete items of tax, changes in our valuation allowance and impairment losses, our tax rate over the past several years has varied within a range of high 30% to low 40%. The effect of a 1% increase in our estimated tax rate as of September 30, 2011 would be an increase in income taxes of $0.4 million and a decrease in net income of $0.4 million (net income per basic and diluted share of $0.01) for the nine months ended September 30, 2011.

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

ITEM 3.                  Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt.  From time to time, we may seek to limit our exposure to interest rate volatility through the use of derivative rate hedging instruments.  If the borrowing rates under LIBOR were to increase 1% above the current rates as of September 30, 2011, our interest expense on our senior debt would increase by approximately $5.3 million on an annual basis, including any interest benefit or interest expense associated with the use of derivative rate hedging instruments as described below. We expect that our interest expense will increase substantially at such time as we refinance or replace the debt under our existing senior credit facility.

The following derivative rate hedging transaction, which fixes interest on our variable rate debt and is tied to the one-month LIBOR interest rate, is outstanding as of September 30, 2011:

Type			Fixed
Of	Notional	Effective	LIBOR	Expiration
Hedge	Amount	Date	Rate	Date
(amounts
(in millions)

Swap	$100.0	May 28, 2008	3.62%	May 28, 2012

The fair value (based upon current market rates) of rate hedging transactions is included as derivative instruments in long-term assets and/or liabilities for those instruments with maturity dates greater than one year and short-term assets and/or liabilities for those instruments with maturity dates less than one year. The fair value of the hedging transactions is affected by a combination of several factors, including the remaining period to maturity and the forward interest rate to maturity. Assuming the hedging transaction is a liability: (i) any decrease in the remaining period to maturity and/or an increase in the forward interest rate to maturity results in a more favorable valuation; and (ii) any decrease in the forward interest rate to maturity results in a less favorable valuation. Our credit exposure under these hedging agreements, or similar agreements we may enter into in the future, is the cost of replacing an agreement in the event of non-performance by our counterparty.

As of September 30, 2011, the fair value of our derivative instrument was a liability of $2.1 million, which represented a decrease in liability from the balance as of December 31, 2010.  The change was primarily due to the effect of: (1) the expiration during 2011 of several derivative instruments with a notional amount of $375.0 million; and (2) a decrease in the remaining period to maturity of each derivative instrument as the forward interest rate curve to maturity remained relatively flat. The liability as of September 30, 2011 included a reduction in value for non-performance in accordance with the accounting provisions for fair value measurement.

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

ITEM 1A.               Risk Factors

The following is an update and restatement of the “Business Risks” section of our Risk Factors disclosure.   There have been no material changes to the other sections of our Risk Factors, as disclosed in our Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 9, 2011.

Weak economic conditions continue to affect our business and we cannot predict the future impact of such condition.

The economy continues to be weak and plagued by high unemployment. Net revenues for us and the industry grew in the mid-single digits in 2010 as compared to the prior year and in 2011, net revenues decreased marginally.  We cannot ensure that our results of operations will not be negatively impacted by delays or reversals in the economic recovery or by future economic downturns. A substantial majority of our revenues are generated from the sale of local and regional advertising for broadcast on our radio stations.   Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions through budgeting and buying patterns. The risks associated with our business will be more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. A significant percentage of our advertising revenue is generated from the sale of advertising to the automotive, financial services, and retail industries, which industries have been adversely affected by the downturn in the economy, and our advertising revenues from these sources have suffered in recent periods. A decrease in advertising expenditures can have an adverse effect on our net revenues, profit margins, cash flow, and liquidity, which in turn could further impair our assets.

If we continue to be subject to an economic downturn, there can be no assurance that we will not experience an adverse effect on our ability to access capital, which may be material to our business, financial condition and results of operations. In addition, our ability to access the capital markets may be severely restricted at a time when we would like or need to do so, which could have an adverse impact on our capacity to react to changing economic and business conditions.

Our radio stations may be adversely affected by changes in programming and competition for advertising revenues.

Our radio stations are in a highly competitive business. Our radio stations compete for audiences and advertising revenues, which are our principal source of revenues within their respective markets directly with other radio stations, as well as with other media, such as broadcast, cable and satellite television, newspapers and magazines, national and local digital services, outdoor advertising and direct mail. Audience ratings and market shares are subject to change, and any decrease in our ratings or market share in a particular market could have a material adverse effect on the revenue of our stations located in that market. Audience ratings and market shares could be affected by a variety of factors, including changes in the format or content of programming (some of which may be outside of our control), personnel changes, the loss of broadcasting rights relating to a sports team, event or series of events, demographic shifts and general broadcast listening trends, among other factors.  Adverse changes in any of these areas or trends could have a material adverse effect on our business and results of operations.

While we already compete in some of our markets with other stations with similar programming formats, if another existing or new radio station in a market were to convert its programming format to a format similar to one of our stations or if an existing competitor were to garner additional market share, our stations could suffer a reduction in ratings and/or advertising revenue and could incur increased promotional and other expenses. Other radio broadcasters may enter the markets in which we operate. Competing companies may be larger and have more financial resources than we do. We cannot be assured that any of our stations will be able to maintain or increase their current audience ratings and advertising revenues.

We must respond to the increased competition for audio distribution and the rapid changes in technology, services and standards that characterize our industry in order to remain competitive.

The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies and services. We may lack the resources to acquire new technologies or introduce new services to allow us to adapt and compete with these new offerings. These technologies and services, some of which are commercial free, include the following:

•                  personal digital audio devices (e.g., iPods, mp3 players, audio via WiFi, mobile phones and WiMAX);

•                  national and local digital services;

•                  satellite-delivered digital audio radio services;

•                  audio programming by cable systems, direct-broadcast satellite systems, personal communications systems, content available over the Internet and other digital audio broadcast formats;

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

We are subject to extensive regulations and dependent on federally issued licenses to operate our radio stations and failure to comply with such regulation could damage our business.

The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act of 1934. See “Business—Federal Regulation of Radio Broadcasting.” We are required to obtain licenses from the FCC to operate our radio stations. Licenses are normally granted for a term of eight years and are renewable. Although the vast majority of FCC radio station licenses are routinely renewed, we cannot be assured that the FCC will approve our future renewal applications or that the renewals will not include conditions or qualifications. A number of our applications to renew our station licenses have been objected to by third parties and remain pending before the FCC. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on us.

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

There has been proposed legislation in the past and there could be again in the future that requires radio broadcasters to pay additional fees such as a spectrum fee for use of the spectrum or a royalty fee to record labels and performing artists for use of their recorded music. Currently we pay royalties to song composers and publishers indirectly through third parties. Any proposed legislation that is adopted into law could add an additional layer of royalties to be paid directly to the record labels and artists. While this proposed legislation did not become law, it has been the subject of considerable debate and activity by the broadcast industry and other parties affected by the legislation. It is currently unknown what impact required royalty payments would have on our results of operations, cash flows or financial position.

The FCC has engaged in vigorous enforcement of its indecency rules against the broadcast industry, which could have a material adverse effect on our business.

FCC regulations prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6:00 a.m. and 10:00 p.m. Over the last decade, the FCC has increased its enforcement efforts relating to the regulation of indecency and has threatened on more than one occasion to initiate license revocation proceedings against a broadcast licensee who commits a “serious” indecency violation. Congress has dramatically increased the penalties for broadcasting obscene, indecent or profane programming, and these penalties may potentially subject broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast such material. In addition, the FCC’s heightened focus on the indecency regulatory scheme, against the broadcast industry generally, may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations. Several of our stations are currently subject to indecency-related inquiries and/or proposed fines at the FCC’s Enforcement Bureau as well as objections to our license renewals based on such inquiries and proposed fines, and we may in the future become subject to additional inquiries or proceedings related to our stations’ broadcast of obscene, indecent or profane material. To the extent that these inquiries or other proceedings result in the imposition of fines, a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, our results of operation and business could be materially adversely affected.

We depend on selected market clusters of radio stations for a material source of our revenues.

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

We have reported net losses in our consolidated statement of operations over the past several years, primarily as a result of recording non-cash write-downs of our broadcasting licenses and goodwill. In 2009 and 2008, we recorded impairments to our broadcasting licenses and goodwill of $67.7 million and $835.7 million (excluding impairments recorded during the first quarter of 2008 to assets held for sale), respectively. As of December 31, 2010, our broadcasting licenses and goodwill comprise 83% of our total assets. The valuation of our broadcasting licenses and goodwill is subjective and based on our estimates and assumptions rather than precise calculations.  The fair value measurements for both our broadcast licenses and goodwill use significant unobservable inputs and reflect our own assumptions about market share and profit margin within an average station, growth within a radio market, estimates of costs and losses during early years, potential competition within a radio market and assumptions about the discount rate used in determining fair value.  If events occur or circumstances change that would reduce the fair value of the broadcasting licenses and goodwill below the amount reflected on the balance sheet, we may be required to recognize impairment charges, which may be material, in future periods.

The loss of key personnel could have a material adverse effect on our business.

Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key executives. We believe that the loss of one or more of these individuals could have a material adverse effect on our business.

Our radio stations compete for creative and on-air talent with other radio stations, station groups, radio networks and other providers of syndicated media as well as other media, such as broadcast, cable and satellite television, the Internet and satellite radio. Our employees and other on-air talent are subject to change, due to competition and for other reasons. Changes in on air talent could materially and negatively affect our ratings and our ability to attract local and national advertisers, which could in turn adversely affect our revenues.

ITEM 2.                  Unregistered Sales Of Equity Securities And Use Of Proceeds

During the three-month period ending September 30, 2011, we withheld shares of stock upon the vesting of restricted stock units to cover withholding tax obligations, unless an employee elected to pay such tax in cash.  The following table provides information on shares withheld (which are considered repurchased) during the three-month period ended September 30, 2011:

			(c)	(d)
			Total	Maximum
			Number Of	Approximate
			Shares	Dollar Value
			Purchased	Of
			As	Shares That
	(a)	(b)	Part Of	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under
	Of Shares	Paid	Plans Or	The Plans
Period	Purchased	Per Share	Programs	Or Programs
July 1, 2011 - July 31, 2011	158	$8.25	—	$—
August 1, 2011 - August 31, 2011	6,601	$6.30	—	$—
September 30, 2011 - September 30, 2011	454	$5.15	—	$—
Total	7,213		—

In connection with employee tax obligations related to the vesting of restricted stock units during the three months ended September 30, 2011 and in accordance with elections by certain employees, we are deemed to have repurchased the following shares withheld to satisfy employees’ tax obligations: (i) 158 shares at an average price of $8.25 per share in July 2011; (ii) 6,601 shares at an average price of $6.30 per share in August 2011; and (iii) 454 shares at an average price of $5.15 per share in September 2011. These shares are included in the table above.

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

ENTERCOM COMMUNICATIONS CORP.
(Registrant)

Date: November 2, 2011	/S/ David J. Field
Name: David J. Field
Title: President and Chief Executive Officer
(principal executive officer)

Date: November 2, 2011	/S/ Stephen F. Fisher
Name: Stephen F. Fisher
Title: Executive Vice President - Operations and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007 and May 15, 2009. (1)
3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)
31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (3)
32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (4)
32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (4)
101.INS	XBRL Instance Document (4)
101.SCH	XBRL Taxonomy Extension Schema Document (4)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (4)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

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