Form 10-K
period 2011-12-31
ENTERCOM COMMUNICATIONS CORP
filed 2012-02-29
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of January 31, 2012, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $212,460,898 based on the June 30, 2011 closing price of $8.68 on the New York Stock Exchange on such date.

Class A common stock, $0.01 par value 31,083,087 Shares Outstanding as of February 13, 2012

(Class A Shares Outstanding includes 1,859,483 unvested and vested but deferred restricted stock units).

Class B common stock, $0.01 par value 7,197,532 Shares Outstanding as February 13, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders, pursuant to Regulation 14A, is incorporated by reference in Part III of this report, which will be filed with the Securities and Exchange Commission no later than April 30, 2012.

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

You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report. We do not intend, and we do not undertake any obligation, to update these statements or publicly release the result of any revision(s) to these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.	BUSINESS

We are one of the five largest radio broadcasting companies in the United States with a nationwide portfolio in excess of 100 stations in 23 markets, including San Francisco, Boston, Seattle, Denver, Portland, Sacramento and Kansas City. We were organized in 1968 as a Pennsylvania corporation.

Our Strategy

Our strategy focuses on providing compelling content in the communities we serve to enable us to offer our advertisers an effective marketing platform to reach a large targeted local audience. The principal components of our strategy are to: (i) build strongly-branded radio stations with highly compelling content; (ii) develop market leading station clusters; (iii) focus on creating effective integrated marketing solutions for our customers that incorporate our audio, digital and experiential assets; and (iv) recruit, develop, motivate and retain superior employees.

Source Of Revenue

The primary source of revenues for our radio stations is the sale of advertising time to local, regional and national spot advertisers and national network advertisers. A station’s local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. We retain a national representation firm to sell national spot commercial airtime on our stations to advertisers outside of our local markets. A growing source of revenue is from station related digital platforms which allow for enhanced audience interaction and participation as well as integrated advertising.

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

FCC Licenses. The operation of a radio broadcast station requires a license from the FCC. Certain of our subsidiaries hold the FCC licenses for our stations. While there is no national limit, the number of radio stations that can operate in a given area or market is limited by the number of AM and FM frequencies allotted by the FCC to communities in an area or market, based upon considerations of interference to and from other operating or authorized stations. The FCC’s multiple ownership rules further limit the number of stations serving the same area that may be owned or controlled by a single individual or entity. In the largest markets the maximum is eight commercial stations (in markets with 45 or more stations), no more than five of which can be in the same service (that is, AM or FM). In the smallest markets, ownership is limited to the fewer of five commercial stations or not more than 50% of stations in the market, and no more than three of the stations can be in the same service.

Since the number of stations in a local market may fluctuate from time to time, the number of stations that can be owned by a single individual or entity in a given market can vary over time. Once the FCC approves the ownership of a cluster of stations in a market, that owner may continue to hold those stations under the “grandfathering” policies, despite a decrease in the number of stations in the market. Market clusters, such as our stations in Greenville and Wilkes-Barre/Scranton, are considered to be “grandfathered.” If, at the time of a proposed future transaction, a cluster does not comply with the multiple ownership limitations based upon the number of stations then present in the market, the entire cluster cannot be transferred intact to a single party unless the purchaser qualifies as an “eligible entity” under specified small business standards and meets certain control tests, or the purchaser promises to file within 12 months following consummation an application to assign the “excess” stations in the market to an eligible entity or to an irrevocable divestiture trust for ultimate assignment of such stations to an eligible entity.

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

The FCC also considers the provision by the owner of one radio station of more than 15% of hours of the weekly programming or the sale of more than 15% of the weekly advertising of another radio station serving substantially the same area under agreements, commonly referred to as time brokerage or joint sales agreements, to represent an attributable interest of the party providing the programming or selling the advertising even though the ownership of the station broadcasting the programming or the advertising is distinct from that of the provider.

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

License Renewal. The licenses issued by the FCC for radio stations are renewable authorizations that are ordinarily granted for an eight-year term, which is standardized for all stations in a particular state. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the periods when a renewal application is pending, informal objections, and petitions to deny, the renewal application can be filed by interested parties, including members of the public, on a variety of grounds. The FCC is required to renew a broadcast station license if the FCC finds that the station has served the public interest, convenience and necessity; there have been no serious violations by the licensee of the Communications Act or the FCC’s rules and regulations; and there have been no other violations by the licensee of the Communications Act or the FCC’s rules and regulations that, taken together, constitute a pattern of abuse. In a pending rule-making proceeding, the FCC has sought comments on the adoption of processing guidelines for renewal applications regarding a station’s locally-oriented programming performance. The effect of whether and to what extent any such requirements are ultimately adopted and become effective cannot currently be determined.

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

In April 2009, the U.S. Supreme Court reversed a decision of the U.S. Court of Appeals for the Second Circuit involving certain aspects of the FCC’s indecency rules, upholding the FCC’s policies under standards of administrative law, but remanding the case to the Second Circuit for the development of a full record on the constitutional challenge to the rules. In a case involving a separate aspect of the FCC’s indecency rules, the U.S. Court of Appeals for the Third Circuit reversed the FCC’s finding of indecency and, after the FCC sought review, the U.S. Supreme Court summarily remanded that decision without opinion to the Third Circuit for reconsideration in light of the reversal and remand of the Second Circuit case. Both cases were argued in 2010 and both Circuits ruled against the FCC and invalidated the enforcement of the indecency rules in those cases. For further discussion, refer to Part I, Item 3, “Legal Proceedings,” and to the risk factors described in Part I, Item 1A, “Risk Factors.” The FCC has appealed the Second Circuit case to the U.S. Supreme Court which heard the oral arguments on January 10, 2012. A decision is expected later this year.

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

HD Radio

The FCC selected In-Band On-Channel (“IBOC”) as the exclusive technology for introduction of terrestrial digital operations by AM and FM radio stations. The technology, developed by iBiquity Digital Corporation, is also known as “HD Radio.” We have a minority equity interest in iBiquity.

HD Radio technology permits a station to transmit radio programming in digital format. We currently use HD Radio digital technology on most of our FM stations. The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality, additional channels and the ability to offer a greater variety of auxiliary services.

Employees

As of January 31, 2012, we had a staff of 1,494 full-time employees and 514 part-time employees. With respect to certain of our stations in our Kansas City and San Francisco markets, we are a party to collective bargaining agreements with the American Federation of Television and Radio Artists. Approximately 13 employees are represented by these collective bargaining agreements. We believe that our relations with our employees are good.

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

BUSINESS RISKS

Weak economic conditions continue to affect our business and we cannot predict the future impact of such conditions.

The economy continues to be weak and plagued by high unemployment. In 2011, our net revenues decreased in the low single digits as compared to 2010 when net revenues for us and the industry grew in the mid-single digits. We cannot ensure that our results of operations will not be negatively impacted by delays or reversals in the economic recovery or by future economic downturns. A substantial majority of our revenues are generated from the sale of local and regional advertising for broadcast on our radio stations. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions through budgeting and buying patterns. The risks associated with our business will be more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. A decrease in advertising expenditures can have an adverse effect on our net revenues, profit margins, cash flow, and liquidity, which in turn could further impair our assets.

If we continue to be subject to the effects of an economic downturn, there can be no assurance that we will not experience an adverse impact on our ability to access capital, which may be material to our business, financial condition and results of operations. In addition, our ability to access the capital markets may be severely restricted at a time when we would like or need to do so, which could have an adverse impact on our capacity to react to changing economic and business conditions.

Our radio stations may be adversely affected by changes in programming and competition for advertising revenues.

Our radio stations are in a highly competitive business. Our radio stations compete for audiences and advertising revenues, which are our principal source of revenues within their respective markets, directly with other radio stations, as well as with other media, such as broadcast, cable and satellite television, newspapers and magazines, national and local digital services, outdoor advertising and direct mail. Audience ratings and market shares are subject to change, and any decrease in our ratings or market share in a particular market could have a material adverse effect on the revenue of our stations located in that market. Audience ratings and market shares could be affected by a variety of factors, including changes in the format or content of programming (some of which may be outside of our control), personnel changes, the loss of broadcasting rights relating to a sports team, event or series of events, demographic shifts and general broadcast listening trends, among other factors. Adverse changes in any of these areas or trends could have a material adverse effect on our business and results of operations.

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

We are subject to extensive regulations and dependent on federally issued licenses to operate our radio stations and failure to comply with such regulations could damage our business.

The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act of 1934. See Federal Regulation of Radio Broadcasting under Part I, Item 1, “Business.” We are required to obtain licenses from the FCC to operate our radio stations. Licenses are normally granted for a term of eight years and are renewable. Although the vast majority of FCC radio station licenses are routinely renewed, we cannot be assured that the FCC will approve our future renewal applications or that the renewals will not include conditions or qualifications. A number of our applications to renew our station licenses have been objected to by third parties and remain pending before the FCC. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on us.

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

There has been proposed legislation in the past and there could be again in the future that requires radio broadcasters to pay additional fees such as a spectrum fee for the use of the spectrum or a royalty fee to record labels and performing artists for use of their recorded music. Currently we pay royalties to song composers and publishers indirectly through third parties. Any proposed legislation that is adopted into law could add an additional layer of royalties to be paid directly to the record labels and artists. While this proposed legislation did not become law, it has been the subject of considerable debate and activity by the broadcast industry and other parties affected by the legislation. It is currently unknown what impact required royalty payments would have on our results of operations, cash flows or financial position.

The FCC has engaged in vigorous enforcement of its indecency rules against the broadcast industry, which could have a material adverse effect on our business.

FCC regulations prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6:00 a.m. and 10:00 p.m. Over the last decade, the FCC has increased its enforcement efforts relating to the regulation of indecency and has threatened on more than one occasion to initiate license revocation proceedings against a broadcast licensee who commits a “serious” indecency violation. Congress has dramatically increased the penalties for broadcasting obscene, indecent or profane programming, and these penalties may potentially subject broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast such material. In addition, the FCC’s heightened focus on the indecency regulatory scheme, against the broadcast industry generally, may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations. Several of our stations are currently subject to indecency-related inquiries and/or proposed fines at the FCC’s Enforcement Bureau as well as objections to our license renewals based on such inquiries and proposed fines, and we may in the future become subject to additional inquiries or proceedings related to our stations’ broadcast of obscene, indecent or profane material. To the extent that these inquiries or other proceedings result in the imposition of fines, a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, our results of operations and business could be materially adversely affected.

We depend on selected market clusters of radio stations for a material portion of our revenues.

For the year ended December 31, 2011, we generated over 50% of our net revenues in seven of our 23 markets (Boston, Denver, Kansas City, Portland, Sacramento, San Francisco and Seattle). Accordingly, we may have greater exposure to adverse events or conditions in any of these markets, such as changes in the economy, shifts in population or demographics, or changes in audience tastes, which could have a material adverse effect on our financial position and results of operations.

Impairments to our broadcasting licenses and goodwill have reduced our earnings.

In 2008, we reported a significant loss in our consolidated statement of operations primarily as a result of recording non-cash write-downs of our broadcasting licenses and goodwill. In 2009, 2008 and 2007, we recorded impairments to our broadcasting licenses and goodwill of $67.7 million, $835.7 million and $84.0 million, respectively. As of December 31, 2011, our broadcasting licenses and goodwill comprise 82% of our total assets. The valuation of our broadcasting licenses and goodwill is subjective and based on our estimates and assumptions rather than precise calculations. The fair value measurements for both our broadcast licenses and goodwill use significant unobservable inputs and reflect our own assumptions including market share and profit margin for an average station, growth within a radio market, estimates of costs and losses during early years, potential competition within a radio market and the appropriate discount rate used in determining fair value. If events occur or circumstances change that would reduce the fair value of the broadcasting licenses and goodwill below the amount reflected on the balance sheet, we may be required to recognize impairment charges, which may be material, in future periods.

The loss of key personnel could have a material adverse effect on our business.

Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key executives. We believe that the loss of one or more of these individuals could have a material adverse effect on our business.

Our radio stations compete for creative and on-air talent with other radio stations, station groups, radio networks and other providers of syndicated media as well as other media, such as broadcast, cable and satellite television, the Internet and satellite radio. Our employees and other on-air talent are subject to change, due to competition and for other reasons. Changes in on-air talent could materially and negatively affect our ratings and our ability to attract local and national advertisers, which could in turn adversely affect our revenues.

RISKS RELATED TO OUR INDEBTEDNESS

We have substantial indebtedness which could have important consequences.

We have substantial indebtedness. As of December 31, 2011, we have outstanding debt as follows: (1) a senior secured credit facility (the “Credit Facility”) of $425 million that is comprised of: (a) a $50 million revolving commitment (the “Revolver”); and (b) a $375 million term loan (the “Term B Loan”); and (2) senior unsecured notes

(the “Senior Notes”) with a principal amount of $220 million. This significant amount of debt could have an impact on us. For example, these obligations:

•	increase our vulnerability in an economic downturn, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions;

•	make it more difficult for us to satisfy our financial obligations;

•	impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate or other purposes;

•	require us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of cash flow for other purposes;

•	restrict us from taking advantage of opportunities to grow our business;

•	place us at a competitive disadvantage compared to our competitors that have lower levels of outstanding debt; and

•	limit or prohibit our ability to pay dividends and make other distributions.

The undrawn amount of the Revolver was $39.4 million as of December 31, 2011. The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of December 31, 2011, we would not be limited in these borrowings.

We may from time to time seek to amend our existing debt agreements or obtain funding or additional debt financing, which may result in higher interest rates.

We must comply with the covenants in our debt agreements, which restrict our operational flexibility.

Our Credit Facility, which was entered into in November 2011, and the indenture governing our Senior Notes, which were issued in November 2011, each contain provisions which, under certain circumstances, limit our ability to borrow money; make acquisitions, investments or restricted payments, including dividends and the repurchase of stock; swap or sell assets; or merge or consolidate with another company. To secure the debt under our Credit Facility, we have pledged substantially all of our assets, including the stock or equity interests of our subsidiaries. The Senior Notes are guaranteed on a senior unsecured basis by the parent and all of our existing subsidiaries.

These debt instruments require us to maintain compliance with specific financial covenants. Our ability to comply with these financial covenants can be affected by operating performance or other events beyond our control, and we cannot be assured that we will comply with these covenants. A default under the indenture governing our Senior Notes or a default under our Credit Facility could cause a cross default. Any event of default, therefore, could have a material adverse effect on our business. Specifically, our Credit Facility requires us to comply with certain financial covenants which are defined terms within the agreement, including: (1) a maximum Consolidated Leverage Ratio that cannot exceed 7.25 times through June 30, 2012 and which decreases over time to 4.5 times as of March 31, 2016 and thereafter; and (2) a minimum Consolidated Interest Coverage Ratio of 1.5 times through December 31, 2012, which increases over time to 2.0 times as of September 30, 2015 and thereafter.

Failure to comply with our financial covenants or other terms of these financial instruments and the failure to negotiate and obtain any required relief from our lenders could result in the acceleration of the maturity of our outstanding debt and our lenders could proceed against our assets, including the equity interests of our subsidiaries. Under these circumstances, the acceleration of our debt could have a material adverse effect on our business.

Because of our holding company structure, we depend on our subsidiaries for cash flow, and our access to this cash flow is restricted.

We operate as a holding company. All of our radio stations are currently owned and operated by our subsidiaries. Entercom Radio, LLC (“Radio”), our 100% owned finance subsidiary, is the borrower under our Credit Facility and is the issuer of our Senior Notes. All of our station operating subsidiaries and FCC license subsidiaries are subsidiaries of Radio. Further, we guarantee Radio’s obligations under the Credit Facility on a senior secured basis (the Senior Notes are guaranteed on an unsecured basis). Radio’s subsidiaries are all full and unconditional guarantors jointly and severally under the Credit Facility and the Senior Notes.

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

Our variable rate debt subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Credit Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate debt could increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our debt, could correspondingly decrease. As of December 31, 2011 and assuming all revolving loans are fully drawn, a 100 basis point increase in LIBOR rates as of December 31, 2011 would result in a $0.7 million increase in annual interest expense on our debt (this assumes no impact from an outstanding interest rate hedging transaction).

In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. We may, however, not maintain interest rate swaps with respect to all of our variable rate debt, and any swaps we enter into may not fully mitigate our interest rate risk.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our debt has a non-investment grade rating, and any rating assigned could be lowered or withdrawn entirely by a rating agency if, in the rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Any future lowering of our ratings would likely make it more difficult or more expensive for us to obtain additional debt financing.

RISKS ASSOCIATED WITH OUR COMMON STOCK

Our Chairman of the Board and our President and Chief Executive Officer effectively control our Company and own a substantial equity interest in us. Their interests may conflict with your interest.

As of January 31, 2012, Joseph M. Field, our Chairman of the Board, beneficially owned 2,848,981 shares of our Class A common stock and 6,148,282 shares of our Class B common stock, representing approximately 64.3% of the total voting power of all of our outstanding common stock. As of January 31, 2012, David J. Field, our President and Chief Executive Officer, one of our directors and the son of Joseph M. Field, beneficially owned 3,182,615 shares of our Class A common stock and 749,250 shares of our outstanding Class B common stock, representing approximately 11.2% of the total voting power of all of our outstanding common stock. Collectively, Joseph M. Field and David J. Field and other members of the Field family beneficially own all of our outstanding Class B common stock. Other members of the Field family and Trusts for their benefit also own shares of Class A common stock.

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

The price for our Class A common stock could fall substantially if Joseph M. Field sells in the public market or transfers large amounts of shares, including any shares of our Class B common stock which are automatically converted to Class A common stock when sold (as described in the above paragraph). These sales, or the possibility of such sales, could make it more difficult for us to raise capital by selling equity or equity-related securities in the future.

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

The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We typically lease our studio and office space, although we do own some of our facilities. Most of our studio and office space leases contain lease terms with expiration dates of five to 15 years. A station’s studios are generally housed with its offices in downtown or business districts. We lease most of our main transmitter/antenna sites with lease terms that generally range from five to 30 years.

The transmitter/antenna site for each station is generally located so as to provide maximum market coverage. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required. We have approximately $12.5 million in aggregate annual minimum rental commitments under real estate leases. Many of these leases contain clauses such as defined contractual increases or cost of living adjustments.

Our principal executive offices are located at 401 City Avenue, Suite 809, Bala Cynwyd, Pennsylvania 19004, in 14,061 square feet of leased office space. The lease on these premises is due to expire on October 31, 2016. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes.

ITEM 3.	LEGAL PROCEEDINGS

We currently and from time to time are involved in litigation incidental to the conduct of our business. Management anticipates that any potential liability of ours that may arise out of or with respect to these matters will not materially adversely affect our financial position, results of operations or cash flows.

Broadcast Licenses

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

Music Licensing

Our agreements with Broadcast Music, Inc. (“BMI”) and American Society of Composers, Authors and Publishers (“ASCAP”) each expired as of December 31, 2009. In January 2010, the Radio Music Licensing Committee (“RMLC”), of which we are a participant, filed motions in the New York courts against BMI and ASCAP on behalf of the radio industry, seeking interim fees and a determination of fair and reasonable industry-wide license fees. The courts approved reduced interim fees for ASCAP and BMI.

During January 2012, ASCAP and the RMLC entered into a settlement agreement that was approved by the court and covers the period from January 1, 2010 through December 31, 2016. This settlement also includes a credit for fees previously paid in 2010 and 2011, with such fees expected to be credited over a five-year period beginning January 1, 2012.

The final fees for BMI, as determined by the courts, may be retroactive to January 1, 2010 and may be different from these interim fees.

ITEM 4.	Mine Safety Disclosure

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information For Our Common Stock

Our Class A common stock, $0.01 par value, is listed on the New York Stock Exchange under the symbol “ETM.” The table below shows, for the quarters indicated, the reported high and low trading prices of our Class A common stock on the New York Stock Exchange.

	Price Range
	High	Low
Calendar Year 2011
Fourth Quarter	$7.60	$4.61
Third Quarter	$9.27	$4.82
Second Quarter	$11.97	$7.61
First Quarter	$13.60	$9.63
Calendar Year 2010
Fourth Quarter	$11.87	$7.32
Third Quarter	$9.40	$4.98
Second Quarter	$16.00	$8.76
First Quarter	$12.25	$6.95

There is no established trading market for our Class B common stock, $0.01 par value.

Holders

As of January 31, 2012, there were approximately 305 shareholders of record of our Class A common stock. Based upon available information, we believe we have approximately 3,100 beneficial owners of our Class A common stock. There are four shareholders of record of our Class B common stock, $0.01 par value, and no shareholders of record of our Class C common stock, $0.01 par value.

Dividends

We do not currently pay, and have not paid during 2011 or 2010, dividends on our common stock. The payment of any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility and the indenture governing our Senior Notes.

For a summary of these restrictions on our ability to pay dividends, see Liquidity under Part II, Item 7, “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations,” and Note 7 in the accompanying notes to the financial statements.

Deemed Repurchases Of Our Stock

In connection with employee tax withholding obligations related to the vesting of restricted stock (unless an employee elects to pay such withholding tax in cash), we generally withhold enough shares to satisfy employees’ tax obligations. We are deemed to have “purchased” all such shares withheld.

The following table provides information on our repurchases during the quarter ended December 31, 2011:

Period	(a) Total Number Of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	(d) Maximum Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
October 1, 2011 - October 31, 2011 (1)	81	$—	—	$—
November 1, 2011 - November 30, 2011 (2)	6,601	$—	—	$—
December 1, 2011 - December 31, 2011 (3)	230	$—	—	$—

Total	6,912		—

(1)	We are deemed to have purchased the shares withheld to satisfy employees’ tax obligations of 81 shares at an average price of $5.31 per share in October 2011.
(2)	We are deemed to have purchased the shares withheld to satisfy employees’ tax obligations of 6,601 shares at an average price of $4.97 per share in November 2011.
(3)	We are deemed to have purchased the shares withheld to satisfy employees’ tax obligations of 230 shares at an average price of $5.91 per share in December 2011.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2011, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Equity Compensation Plan Information as of December 31, 2011

	(a)	(b)	(c )
Plan Category	Number Of Shares To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Column (a))
Equity Compensation Plans Approved by Shareholders:
Entercom Equity Compensation Plan (1)	876,025	$2.84	2,689,040
Equity Compensation Plans Not Approved by Shareholders:
None	—	—	—

Total	876,025		2,689,040

(1)	The shares authorized under the Entercom Equity Compensation Plan (the “Plan”) increase each January 1 by 1.5 million shares (or a lesser number as may be determined by the Company’s Board of Directors). As of December 31, 2011: (i) the maximum number of shares authorized under the Plan was 8.8 million shares (10.3 million shares as of January 1, 2012); and (ii) 2.7 million shares remain available for future grant under the Plan (4.2 million shares as of January 1, 2012).

For a description of the Entercom Equity Compensation Plan refer to Note 11, Share-Based Compensation, in the accompanying notes to the consolidated financial statements.

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

The following line graph compares the cumulative 5-year total return provided to shareholders on our Class A common stock relative to the cumulative total returns of: (i) the S&P 500 index; and (ii) a peer group index consisting of Cumulus Media Inc., Emmis Communications Corp., Radio One, Inc. and Beasley Broadcast Group, Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common on December 31, 2006.

Cumulative Five-Year Return Index Of A $100 Investment

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Entercom Communications Corp.	$100.00	$52.11	$5.00	$28.76	$47.10	$25.02
S&P 500	$100.00	$105.49	$66.46	$84.05	$96.71	$98.75
Peer Group	$100.00	$50.80	$10.40	$31.33	$30.30	$23.41

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data below as of and for the years ended December 31, 2007 through 2011 were derived from our audited consolidated financial statements. The selected financial data for the years ended December 31, 2011, 2010 and 2009 and balance sheets as of December 31, 2011 and 2010 are qualified by reference to, and should be read in conjunction with, the corresponding audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report. The selected financial data for the years ended December 31, 2008 and 2007 and the balance sheets as of December 31, 2009, 2008 and 2007 are derived from financial statements not included herein.

Our financial results are not comparable from year to year due to our acquisitions and dispositions of radio stations and other significant events:

•	We acquired several radio stations in 2008 and 2007 (one in 2011, none in 2010 and 2009);

•

In years 2009, 2008 and 2007, we incurred impairment losses of $67.7 million, $835.7 million and $84.0 million, respectively, in connection with our review of goodwill and broadcasting licenses. See Note 4, Intangible Assets And Goodwill, in the accompanying notes to the financial statements for further discussion of the contributing factors to the impairment loss; and

•

In 2011, we reversed a full valuation allowance against our deferred tax assets that had been established in 2008. The full valuation allowance was established primarily due to the $835.7 million impairment loss incurred in 2008. See Note 13, Income Taxes, in the accompanying notes to the financial statements for further discussion of the valuation allowance.

SELECTED FINANCIAL DATA

(amounts in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009	2008	2007
Operating Data:
Net revenues	$382,727	$391,447	$372,432	$438,822	$468,351

Operating (income) expenses:
Station operating expenses, including non-cash compensation expense	263,420	258,896	254,042	276,187	283,541
Depreciation and amortization	11,276	12,660	16,600	20,442	16,631
Corporate G & A expenses, including non-cash compensation expense	26,609	21,954	22,875	26,917	28,888
Impairment loss	—	—	67,676	835,716	84,037
Merger and acquisition costs	1,542	—	—	—	—
Net time brokerage agreement fees (income)	244	—	(2)	(233)	14,001
Net (gain) loss on sale of assets	163	228	420	(9,899)	(647)

Total operating expenses	303,254	293,738	361,611	1,149,130	426,451

Operating income (loss)	79,473	97,709	10,821	(710,308)	41,900
Other (income) expense:
Net interest expense	24,919	30,491	31,171	44,717	50,443
Other income	(32)	(49)	(380)	(3,339)	(895)
(Gain) loss on early extinguishment of debt	1,144	62	(20,805)	(6,949)	458
Net (gain) loss on investments	30	174	966	469	(245)
Net (gain) loss on derivative instruments	1,346	—	—	(34)	(162)

Total other expense	27,407	30,678	10,952	34,864	49,599

Income (loss) from continuing operations before income taxes (benefit)	52,066	67,031	(131)	(745,172)	(7,699)
Income taxes (benefit)	(16,444)	20,595	(5,529)	(232,600)	695

Income (loss) from continuing operations	68,510	46,436	5,398	(512,572)	(8,394)
Income (loss) from discontinued operations, net of taxes (benefit)	—	—	—	(4,079)	37

Net income (loss)	$68,510	$46,436	$5,398	$(516,651)	$(8,357)

SELECTED FINANCIAL DATA

(amounts in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009	2008	2007
Operating Data (continued):
Net Income (Loss) Per Common Share - Basic:
Income (loss) from continuing operations	$1.88	$1.30	$0.15	$(13.94)	$(0.22)
Loss from discontinued operations, net of tax benefit	—	—	—	(0.11)	—

Net income (loss) per common share - basic	$1.88	$1.30	$0.15	$(14.05)	$(0.22)

Net Income (Loss) Per Common Share - Diluted:
Income (loss) from continuing operations	$1.81	$1.23	$0.15	$(13.94)	$(0.22)
Loss from discontinued operations, net of tax benefit	—	—	—	(0.11)	—

Net income (loss) per common share - diluted	$1.81	$1.23	$0.15	$(14.05)	$(0.22)

Weighted average shares - basic	36,369	35,712	35,321	36,782	38,230

Weighted average shares - diluted	37,764	37,679	36,403	36,782	38,230

Cash Flows Data:
Cash flows related to:
Operating activities	$85,525	$90,410	$73,902	$130,617	$93,492
Investing activities	(14,284)	(4,262)	(2,062)	31,944	(273,876)
Financing activities	(71,384)	(93,131)	(65,373)	(169,222)	180,534
Other Data:
Dividends declared and paid per Class A and Class B common share	$—	$—	$—	$0.58	$1.52

	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$3,625	$3,768	$10,751	$4,284	$10,945
Intangibles and other assets	779,308	756,583	754,506	825,404	1,452,598
Investment in deconsolidated subsidiaries and assets held for sale	—	—	—	—	250,936
Total assets	919,269	901,025	935,186	996,734	1,919,352
Senior secured debt, including current portion	385,121	650,148	729,173	750,197	823,718
Senior unsecured notes, senior subordinated notes and other	229,713	12,610	19,189	83,500	150,000
Deferred tax liabilities and other long-term liabilities	25,696	42,378	30,065	30,489	249,499
Total shareholders’ equity	251,144	170,667	113,952	100,257	660,767

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the five largest radio broadcasting companies in the United States, with a nationwide portfolio in excess of 100 stations in 23 markets, including San Francisco, Boston, Seattle, Denver, Portland, Sacramento and Kansas City.

A radio broadcasting company derives its revenues primarily from the sale of broadcasting time to local and national advertisers. Net revenues are gross revenues minus agency commissions. The revenues are determined by the advertising rates charged and the number of advertisements broadcast. We maximize our revenues by managing the inventory of advertising spots available for broadcast, which can vary throughout the day but is consistent over time. Advertising rates are primarily based on four factors:

•	a station’s audience share in the demographic groups targeted by advertisers as measured principally by periodic reports issued by The Arbitron Ratings Company;

•	the number of radio stations in the market competing for the same demographic groups;

•	the supply of, and demand for, radio advertising time, both nationally and in the region in which the station operates; and

•	the market’s size based upon available radio advertising revenue.

In 2011, we generated 75% of our net revenues from local advertising, which is sold primarily by each individual local radio station’s sales staff, and 21% from national advertising, which is sold by an independent advertising sales representative. Local and national revenues include revenues from the sale of advertising on our stations’ websites, the sale of advertising during audio streaming of our radio stations over the Internet, and e-commerce. We generated the balance of our 2011 revenues principally from network compensation and non-spot revenue.

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

You should read the following discussion and analysis of our financial condition and results in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the year ended December 31, 2011 as compared to the year ended December 31, 2010 and a discussion of the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Under the heading “Same Station Consideration,” we evaluate net revenues, station operating expenses and operating income by comparing the performance of stations owned or operated by us throughout a relevant year to the performance of those same stations in the prior year whether or not owned or operated by us. Same station comparisons are used by us and those in the industry to assess the effect of acquisitions and dispositions on our operations throughout the periods measured.

The following transactions were evaluated for Same Station Consideration:

•

On January 19, 2011 we commenced operations under a time brokerage agreement (“TBA”) of KUFX-FM, a station licensed to San Jose, California. During January 2011, we began simulcasting the format of KUFX-FM on the frequency of one of the three San Francisco stations we own and operate, thereby providing a complement to the signal coverage of the KUFX-FM format in the San Francisco metropolitan market. On February 28, 2011, we acquired KUFX-FM. We did not consider the operation nor ownership of KUFX-FM as impacting our same station computations as the operation of KUFX-FM allows us to enhance an existing station’s listening audience.

•

During the fourth quarter of 2009, another party commenced operation of a number of our tower sites as part of our plan to exit the operation of certain non-strategic tower sites, which also impacted same station considerations when comparing the years 2010 with 2009.

Results Of Operations

Year ended December 31, 2011 compared to the year ended December 31, 2010

The following significant factors affected our results of operations for the year ended December 31, 2011 as compared to the prior year:

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

Financing

•

During November 2011, we refinanced our existing debt by entering into a new senior secured credit facility and new unsecured senior notes that increased our interest expense due to: (1) an increase in fees incurred under these agreements on our outstanding debt; and (2) an increase in deferred financing expense, which will be amortized over the terms of the new debt agreements; and (3) a loss on extinguishment of debt.

•

During March 2010, we amended our senior credit agreement (the “Amendment” to our “Former Facility”) that increased our interest expense due to: (1) an increase in deferred financing expense of $5.2 million, which was scheduled to be amortized over the remaining term of the Former Facility (subject to early extinguishment due to the November 23, 2011 debt refinancing); and (2) an increase in fees incurred under the Former Facility, primarily on outstanding debt.

•

During the year ended December 31, 2010, we repurchased the remaining $6.6 million of our then outstanding 7.625% Senior Subordinated Notes (the “7.625% Notes”) and recognized a net loss on extinguishment of debt of $0.1 million.

Other

•

During the second quarter of 2011, management determined that on a more likely than not realization basis, a full valuation allowance for our net deferred assets was no longer required. Based on this assessment, management reversed the full valuation allowance against its deferred tax assets, which was a significant factor in the reduction of our income tax rate in 2011.

Same Station Consideration:

There were no adjustments during these periods that impacted Same Station Consideration.

Net Revenues

	Years Ended
	December 31, 2011	December 31, 2010
	(dollars in millions)
Net Revenues	$382.7	$391.4
Amount of Change	$(8.7)
Percentage Change	(2.2%)

Net revenues in 2011 decreased in the low single digits compared to 2010. Contributing factors to our lower net revenues were format changes in a few of our key markets, overall market weakness in several markets where we operate and generally sluggishness in advertiser demand. We believe, however, that the new formats will improve the longer-term growth prospects for these brands.

Net revenues increased in the majority of our markets. Our net revenues increased the most for those radio stations located in our Indianapolis, Kansas City and Seattle markets, offset by a decrease for those radio stations located in our Boston, Denver and San Francisco markets.

Station Operating Expenses

	Years Ended
	December 31, 2011	December 31, 2010
	(dollars in millions)
Station Operating Expenses	$263.4	$258.9
Amount of Change	$4.5
Percentage Change	1.7%

The increase in station operating expenses was primarily due to: (1) an increase in our audience ratings expense primarily due to the continued rollout across our markets of PPM, a new audience measurement methodology; (2) costs associated with the continued expansion of our digital initiatives; and (3) an increase in employee compensation and benefits related to the lifting of our multi-year wage freeze at the beginning of the year and the reinstatement of our 401K employer contribution.

Depreciation And Amortization Expense

	Years Ended
	December 31, 2011	December 31, 2010
	(dollars in millions)
Depreciation And Amortization Expense	$11.3	$12.7
Amount of Change	$(1.4)
Percentage Change	(11.0%)

Depreciation and amortization expense decreased in 2011 primarily due to the decrease over the past several years in: (1) acquisitions; and (2) capital expenditures.

Corporate General And Administrative Expenses

	Years Ended
	December 31, 2011	December 31, 2010
	(dollars in millions)
Corporate General And Administrative Expenses	$26.6	$22.0
Amount of Change	$4.6
Percentage Change	20.9%

Corporate general and administrative expenses increased primarily due to an increase in non-cash compensation expense of $2.7 million primarily due to the amortization of share-based compensation awards that were granted during the fourth quarter of 2010 and the first quarter of 2011.

Operating Income

	Years Ended
	December 31, 2011	December 31, 2010
	(dollars in millions)
Operating Income	$79.5	$97.7
Amount of Change	$(18.2)
Percentage Change	(18.6%)

The decrease in operating income was primarily due to: (1) an increase in station operating expenses, net of revenues, for the reasons described above under Station Operating Expenses; (2) an increase in corporate general and administrative expenses for the reasons described under Corporate General And Administrative Expenses; and (3) an increase of $1.5 million in merger and acquisition costs.

Interest Expense

	Years Ended
	December 31, 2011	December 31, 2010
	(dollars in millions)
Interest Expense	$24.9	$30.5
Amount of Change	$(5.6)
Percentage Change	(18.4%)

The decrease in interest expense was primarily due to: (1) a decline in the average interest rate primarily due to the expiration of certain interest rate hedges that fixed a portion of our variable rate debt at a higher rate than the current short-term Eurodollar London Interbank Offered Rate (“LIBOR”) interest rate; and (2) a decline in outstanding debt upon which interest is computed. This decrease was offset by the increase in interest associated with the new Credit Facility and Senior Notes that were entered into during the fourth quarter of 2011.

Interest expense in 2012 is expected to be higher than in 2011 due to the refinancing in 2011, offset by: (1) the expected reduction in outstanding debt in 2012; and (2) the expiration in 2012 of an existing fixed rate interest hedging transaction in the aggregate notional value of $100.0 million.

Under our Credit Facility and Former Facility, our interest rate is variable. The weighted average variable interest rate as of December 31, 2011 and 2010, before taking into account the subsequent year’s impact of the Company’s outstanding derivative interest rate instruments, was 6.30% and 1.40%, respectively.

Income Before Income Taxes (Benefit)

	Years Ended
	December 31, 2011	December 31, 2010
	(dollars in millions)
Income Before Income Taxes (Benefit)	$52.1	$67.0
Amount of Change	$(14.9)
Percentage Change	(22.2%)

The decrease was primarily attributable to: (1) a decrease in operating income for the reasons as described above under Operating Income; (2) a loss on derivative instruments; and (3) a loss on the extinguishment of debt. This decrease in operating income was offset by a decrease in interest expense for the reasons described under Interest Expense.

Income Taxes (Benefit)

	Years Ended
	December 31, 2011	December 31, 2010
	(dollars in millions)
Income Taxes (Benefit)	$(16.4)	$20.6
Amount of Change	$(37.0)
Percentage Change	(179.6%)

We were impacted by the economic downturn which resulted in impairments to our broadcast licenses and goodwill in 2007 and 2008. Due to these impairment losses and their impact on our three-year cumulative income, we established a deferred tax asset valuation allowance in 2008.

During the second quarter of 2011, management determined that, on a more likely than not realization basis, this full valuation allowance was no longer required. Contributing to this assessment were sufficient positive indicators such as, but not limited to, the then present economic conditions (as compared to the economic conditions when the valuation allowance was established), recent profitability, management’s expectation of future profitability, including available future taxable income under the current tax law to realize all of the tax benefits for deductible temporary differences and carryforwards. In addition, we do not have a history of our net operating loss carryforwards expiring unused.

The recoverability of our net deferred tax assets has been assessed utilizing projections based on our current operations. The projections show a significant decrease in the tax amortization in the early years of the carryforward period as a significant portion of our intangible assets will be fully amortized during that time. Accordingly, the recoverability of the net deferred tax assets is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on this assessment, management determined that it is more likely than not that such assets will be realized, which resulted in a tax benefit to the statement of operations for the year ended December 31, 2011 due to the reversal of the full valuation allowance. We decreased our valuation allowance by $41.7 to $9.5 million as of December 31, 2011 from $51.2 million as of December 31, 2010.

For the year ended December 31, 2011, the income tax expense as a percentage of income before income taxes was a tax benefit of 31.6%. The income tax expense in 2011 would have been at a rate in the low 40% range if the following factors were excluded:

•	Items that decreased income tax expense:

•	the decrease in the valuation allowance of $41.7 million that includes a $2.8 million removal of a valuation allowance from accumulated other comprehensive income;

•	an income tax benefit of $3.8 million associated with the reclassification of an income tax benefit from accumulated other comprehensive income; and

•	an income tax credit for a reduction in liabilities for uncertain tax positions of $1.7 million, primarily due to the expiration of the statutes of limitations in certain tax jurisdictions.

•	Items that increased income tax expense:

•	a prior period correction resulting in income tax expense of $6.0 million

•	income tax expense of $2.3 million associated with non-amortizable assets; and

•	a decrease in deferred tax assets of $1.3 million for the elimination of the federal tax benefit associated with certain state net operating losses (“NOLs”).

For the year ended December 31, 2010, income tax expense as a percentage of income before income taxes was 30.7%, which was primarily due to the recording of net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. These deferred tax liabilities cannot be used to offset deferred tax assets. Our income tax expense was offset by the reduction in liabilities from uncertain tax positions associated with the expiration of the statutes of limitations in certain tax jurisdictions.

In the event we determine at a future time that it is more likely than not we will not realize our net deferred tax assets, we will increase our deferred tax asset valuation allowance and increase income tax expense in the period when we make such determination.

We estimate that our annual tax rate for 2012, which may fluctuate from quarter to quarter, will be in the low 40% range (excluding the effect of recording tax expense associated with non-amortizable assets such as broadcasting licenses and goodwill). We anticipate that our rate in 2012 could be affected primarily by: (1) changes in the level of income in any of our taxing jurisdictions; (2) adding facilities in states that on average have different income tax rates from states in which we currently operate and the resulting effect on previously reported temporary differences between the tax and financial reporting bases of our assets and liabilities; (3) the effect of recording changes in our liabilities for uncertain tax positions; (4) taxes in certain states that are dependent on factors other than taxable income; and (5) the limitations on the deduction of cash and certain non-cash compensation expense for certain key employees. Our annual effective tax rate may also be materially impacted by: (i) tax expense associated with non-amortizable assets such as broadcasting licenses and goodwill; (ii) regulatory changes in certain states in which we operate; (iii) changes in the expected outcome of tax audits; (iv) changes in the estimate of expenses that are not deductible for tax purposes; and (v) changes in the deferred tax valuation allowance.

As of December 31, 2011, net deferred tax liabilities were $8.3 million. As of December 31, 2010, net deferred tax liabilities were $23.1 million. Our net deferred tax liabilities primarily relate to differences between book and tax bases of certain of our indefinite-lived intangibles (broadcasting licenses and goodwill). Under accounting guidance, we do not amortize our indefinite-lived intangibles for financial statement purposes, but instead test them annually for impairment. The amortization of our indefinite-lived assets for tax purposes but not for book purposes creates deferred tax liabilities. A reversal of deferred tax liabilities may occur when indefinite-lived intangibles: (1) become impaired; or (2) are sold, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire company in a taxable transaction. Due to the amortization for tax purposes and not book purposes of our indefinite-lived intangible assets, we expect to continue to generate deferred tax liabilities in future periods (without consideration for any impairment loss in future periods).

Net Income

	Years Ended
	December 31, 2011	December 31, 2010
	(dollars in millions)
Net Income	$68.5	$46.4
Amount of Change	$22.1
Percentage Change	47.6%

The net change was primarily attributable to the reasons described above under Income (Loss) Before Income Taxes (Benefit) and under Income Taxes (Benefit).

Results Of Operations

Year ended December 31, 2010 compared to the year ended December 31, 2009

The following significant factors affected our results of operations for the year ended December 31, 2010 as compared to the prior year:

Financing

•

During March 2010, we amended our Former Facility, which increased our interest expense due to an increase in the amortization of deferred financing expense of $5.2 million and an increase in the on-going fees we pay under our Former Facility.

•

During March 2010, we repurchased the remaining $6.6 million of our then outstanding 7.625% Notes at par and recognized a net loss on extinguishment of debt of $0.1 million due to the write-off of deferred financing expenses.

•	During the year ended December 31, 2009, we repurchased $76.9 million of our 7.625% Notes and recognized a net gain on extinguishment of debt of $20.8 million.

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

Same Station Consideration:

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

Depreciation And Amortization Expense

	Years Ended
	December 31, 2010	December 31, 2009
	(dollars in millions)
Depreciation And Amortization Expense	$12.7	$16.6
Amount of Change	$(3.9)
Percentage Change	(23.5%)

Depreciation and amortization expense decreased in 2010 primarily due to the decrease over the past several years in: (i) capital expenditures; (ii) deferred charges and other assets; and (iii) acquisitions.

Corporate General And Administrative Expenses

	Years Ended
	December 31, 2010	December 31, 2009
	(dollars in millions)
Corporate General And Administrative Expenses	$22.0	$22.9
Amount of Change	$(0.9)
Percentage Change	(3.9%)

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

Interest Expense

	Years Ended
	December 31, 2010	December 31, 2009
	(dollars in millions)
Interest Expense	$30.5	$31.2
Amount of Change	$(0.7)
Percentage Change	(2.2%)

The decrease in interest expense was primarily due to: (1) a decline in outstanding debt; (2) the repurchase of our 7.625% Notes, which had a higher interest rate than the funds borrowed to repurchase such 7.625% Notes; and (3) a reduction in January 2010 of $75.0 million in notional value of an existing 3.03% fixed interest rate swap agreement. Interest rates on outstanding debt remained relatively flat during the year ended December 31, 2010 as compared to the year ended December 31, 2009.

The decrease in interest expense was offset by: (1) an increase in the amortization of deferred financing expense of $2.4 million, primarily from the amortization of the bank fees associated with the March 2010 amendment to our Former Facility; and (2) an increase in our Former Facility fees that correlates to an increase in our Leverage Ratio during most of the third quarter of 2010 and into the fourth quarter of 2010.

Income (Loss) Before Income Taxes (Benefit)

	Years Ended
	December 31, 2010	December 31, 2009
	(dollars in millions)
Income (Loss) Before Income Taxes (Benefit)	$67.0	$(0.1)
Amount of Change	$67.1
Percentage Change	NMF

The increase was primarily attributable to an increase in operating income for the reasons as described above under Operating Income, which was partially offset by a $20.9 million decrease in the gain on the retirement of our 7.625% Notes as we repurchased these Notes at a discount in 2009.

Income Taxes (Benefit)

	Years Ended
	December 31, 2010	December 31, 2009
	(dollars in millions)
Income Taxes (Benefit)	$20.6	$(5.5)
Amount of Change	$26.1
Percentage Change	474.5%

The Company’s income tax rate for the year ended December 31, 2010 was 30.7% and for the year ended December 31, 2009 was not a meaningful number. The tax rates for the years ended December 31, 2010 and 2009 were impacted by a decrease in the valuation allowance of $3.2 million and $5.4 million, respectively.

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

We were impacted by the economic downturn which resulted in impairments to our broadcast licenses and goodwill in 2007 and 2008. Due to these impairment losses and their impact on our three-year cumulative income, we established a full deferred tax asset valuation allowance in 2008 (after excluding deferred tax liabilities associated with non-amortizable assets).

As of December 31, 2010, net deferred tax liabilities were $23.1 million, which primarily relate to differences between book and tax bases of certain of our indefinite-lived intangibles (broadcasting licenses and goodwill). Under accounting guidance, we do not amortize our indefinite-lived intangibles for financial statement purposes, but instead test them annually for impairment. The amortization of our indefinite-lived assets for tax purposes but not for book purposes creates deferred tax liabilities. A reversal of deferred tax liabilities may occur when indefinite-lived intangibles: (1) become impaired; or (2) are sold, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire company in a taxable transaction. Due to the amortization for tax purposes and not book purposes of our indefinite-lived intangible assets, we expect to continue to generate deferred tax liabilities in future periods (without consideration for any impairment loss in future periods).

Net Income

	Years Ended
	December 31, 2010	December 31, 2009
	(dollars in millions)
Net Income	$46.4	$5.4
Amount of Change	$41.0
Percentage Change	759.3%

The net change was primarily attributable to the reasons described above under Income Before Income Taxes (Benefit) and under Income Taxes (Benefit).

Future Impairments

We may determine that it will be necessary to take impairment charges in future periods if we determine the carrying value of our intangible assets is more than the fair value. Our annual impairment test of our broadcasting licenses and goodwill was performed in the second quarter of 2011. We may be required to retest prior to our next annual evaluation, which could result in a material impairment. As of December 31, 2011, no interim impairment test was required during 2011 for our broadcasting licenses and goodwill.

Liquidity And Capital Resources

Liquidity

Over the past several years, we have used a significant portion of our capital resources primarily to reduce our indebtedness. In years prior to 2009, we used a portion of our capital resources primarily to repurchase shares of our Class A common stock, pay dividends to our shareholders and to purchase radio station assets. Generally, our cash requirements are funded from one or a combination of internally generated cash flow and borrowings under our credit agreement.

Historically, we have carried significant amounts of debt. As of December 31, 2011, we had $385.0 million outstanding under our Credit Facility and $220.0 million principal amount of our Senior Notes. In addition, we have outstanding financing method lease obligations of $12.6 million and a $0.6 million letter of credit. During the year ended December 31, 2011, we decreased our outstanding debt by $47.9 million and, during the year ended 2010, we decreased our outstanding debt by $85.6 million. As of December 31, 2011, we had $3.6 million in cash and cash equivalents. The outstanding debt under our Former Facility was paid in full on November 23, 2011 with the proceeds from new financing as described below.

Our net revenues were lower in 2011 as compared to the prior year. Contributing factors to our lower net revenues were the changes in formats in a few of our key markets. We believe, however, that the new formats will improve the longer-term growth prospects for these brands. While economic conditions in 2011 as compared to 2010 have somewhat improved, resulting in increased advertiser demand, the economy continues to be weak and plagued by high unemployment. We anticipate that the industry will benefit from the effects of political advertising in 2012. It is difficult for management, however, to forecast revenues for 2012 given the current cautiousness of advertisers due to the uncertainties surrounding the economy.

The Refinancing

The Credit Facility

On November 23, 2011, we entered into a new credit agreement with a syndicate of lenders for a $425 million senior secured credit facility, the Credit Facility, that is comprised of: (a) a $50 million revolving credit facility, or the Revolver, that matures on November 23, 2016; and (b) a $375 million term loan, or the Term B Loan, that matures on November 23, 2018. The Term B Loan amortizes in quarterly installments of $0.9 million with the first such payment being due and payable on March 31, 2012 and any remaining principal and interest is due at maturity (except for certain mandatory principal prepayments of excess cash flow and other events as described below).

We used the proceeds from the Revolver, the Term B Loan and the Senior Notes to pay all of the outstanding debt under our Former Facility, along with transaction costs for both the Credit Facility and the Senior Notes. We expect to use the Revolver to: (1) provide for working capital; and (2) provide for general corporate purposes, including capital expenditures and any or all of the following (subject to certain restrictions): repurchases of Class A common stock, repurchases of our Senior Notes, dividends, investments and acquisitions. The Credit Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of our wholly owned subsidiaries. In addition, the Credit Facility is secured by a lien on substantially all of our assets, with limited exclusions (including our real property). The assets securing the Credit Facility are subject to customary release provisions which would enable us to sell such assets free and clear of encumbrance, subject to certain conditions and exceptions.

The undrawn amount of the Revolver was $39.4 million as of December 31, 2011. The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of December 31, 2011, we would not be limited in these borrowings.

The Credit Facility requires us to maintain compliance with specific financial covenants. Specifically, our Credit Facility requires us to comply with certain financial covenants which are defined terms within the agreement, including:

•	a maximum Consolidated Leverage Ratio that cannot exceed 7.25 times through June 30, 2012 and which decreases over time to 4.50 times as of March 31, 2016 and thereafter; and

•	a minimum Consolidated Interest Coverage Ratio of 1.5 times through December 31, 2012, which increases over time to 2.0 times as of September 30, 2015 and thereafter.

Management believes we are in compliance with all financial covenants and all other terms of the Credit Facility as of December 31, 2011. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations. A default under our Credit Facility or the indenture governing our Senior Notes could cause a cross default. Any event of default, therefore, could have a material adverse effect on our business and financial condition.

Depending on the Consolidated Leverage Ratio, we may elect an interest rate per annum equal to: (1) the LIBOR interest Rate plus fees that can range from 4.5% to 5.0% for the Revolver and from 4.75% to 5.0% for the Term B Loan; or (2) the Base Rate plus fees that can range from 3.5% to 4.0% for the Revolver and from 3.75% to 4.0% for the Term B Loan, where the Base Rate is the highest of: (a) the administrative agent’s prime rate; (b) the Federal Funds Rate plus 0.5%; or (c) the LIBOR Rate plus 1.0%. The Term B Loan includes a LIBOR Rate floor of 1.25%. In addition, the Revolver requires us to pay a commitment fee of 0.5% per annum for the unused amount of the Revolver.

The Term B Loan requires: (1) annual mandatory prepayments equal to 50% of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs to 0%, depending on the Consolidated Leverage Ratio; and (2) mandatory prepayments from certain events such as the sale of certain property or the issuance of debt.

We believe that over the next 12 months we can continue to maintain our compliance with these covenants. We believe that cash on hand and cash from operating activities, together with available borrowings under the Revolver, will be sufficient to permit us to meet our liquidity requirements over the next 12 months, including our debt repayments. Our operating cash flow remains positive, and we believe that it is adequate to fund our operating needs. As a result, we have not been required to rely upon, and we do not anticipate being required to rely upon, the Revolver to fund our operations. We plan to use cash flow from operations to fund the amortization of Term B Loan.

Failure to comply with our financial covenants or other terms of our Credit Facility and any subsequent failure to negotiate and obtain any required relief from our lenders could result in the acceleration of the maturity of all outstanding debt. Under these circumstances, the acceleration of our debt could have a material adverse effect on our business. In addition, we may seek from time to time to amend our Credit Facility or obtain other funding or additional financing, which may result in higher interest rates.

As of December 31, 2011, our Consolidated Leverage Ratio was 6.0 times and our Consolidated Interest Coverage Ratio was 4.9 times.

For accounting purposes, the Term B Loan was treated as new debt while the Revolver was treated as a debt modification. As a result, unamortized deferred financing costs were adjusted during the fourth quarter of 2011 as follows: (1) the Former Facility’s term loan unamortized deferred financing costs of $0.3 million were written off as a net loss on extinguishment of debt; and (2) the Former Facility’s revolving credit unamortized deferred financing costs of $0.8 million were written off as a net loss on extinguishment of debt and $0.3 million of unamortized deferred financing costs were deferred (to be amortized on a straight-line basis over the term of the Revolver). In addition, we recorded new deferred financing costs of: (i) $12.8 million for the Term B Loan that will be amortized under the effective interest rate method over the term; and (ii) $1.2 million for the Revolver that will be amortized under the straight-line method over the term.

Credit Facility’s Financial Covenants

The following table presents the computations of our Consolidated Leverage Ratio and Consolidated Interest Coverage Ratio as defined under our Credit Facility as of December 31, 2011:

Consolidated Leverage Ratio Computations:

(amounts in thousands, except ratios)

Numerator: Consolidated Funded Indebtedness
Senior debt outstanding	$385,121
Senior Notes at maturity	220,000
Letter of credit outstanding	570

Total debt outstanding	605,691
Less cash available, not to exceed $40 million	(3,625)

Consolidated Funded Indebtedness	$602,066

Denominator: Consolidated Operating Cash Flow
Net income	$68,510
Income taxes	(16,444)
Depreciation and amortization	11,276
Interest expense	24,919
Loss on early extinguishment of debt	1,144
Loss on derivative instrument	1,346
Non-cash compensation expense	7,671
Non-recurring expenses for restructuring or similar charges	2,045
Deferred non-cash charges	332
Investment loss	30
Pro forma effect of tower transaction as if the towers were sold as of the beginning of the period	(726)
Pro forma effect of KUFX-FM acquisition as if the acquisition had occurred as of the beginning of the period	294

Consolidated Operating Cash Flow	$100,397

Consolidated Leverage Ratio	6.0

Consolidated Interest Coverage Ratio Computations:

(amounts in thousands, except ratios)

Numerator: Consolidated Operating Cash Flow	$100,397

Denominator: Consolidated Interest Charges
Interest expense	$24,919
Less: interest expense associated with the tower transaction	(707)
Less: interest income and certain deferred financing expense	(3,617)

Consolidated Interest Charges	$20,595

Consolidated Interest Coverage Ratio	4.9

The Senior Notes

Simultaneously with entering into the Credit Facility, on November 23, 2011 we issued and sold 10.5% unsecured senior notes, or the Senior Notes, which mature on December 1, 2019 in the amount of $220.0 million. We received net proceeds of $212.7 million, which includes a discount of $2.9 million and deferred financing costs of $5.9 million, will be amortized over the term under the effective interest rate method. As of any reporting period, the amount of any unamortized discount is reflected on the balance sheet as an offset to the $220.0 million liability.

Interest on the Senior Notes accrues at the rate of 10.5% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2012. The Senior Notes may be redeemed at any time on or after December 1, 2015 at a redemption price of 105.25% of their principal amount plus accrued interest. The redemption price decreases to 102.625% of their principal amount plus accrued interest on or after December 1, 2016 and 100% on or after December 1, 2017. The Senior Notes are unsecured and rank: (1) senior in right of payment to our future subordinated debt; (2) equally in right of payment with all of our existing and future senior debt; (3) effectively subordinated to our existing and future secured debt (including the debt under our Credit Facility), to the extent of the value of the collateral securing such debt; and (4) structurally subordinated to all of the liabilities of our subsidiaries that do not guarantee the Senior Notes, to the extent of the assets of those subsidiaries.

In addition to the parent, Entercom Communications Corp., all of the Company’s existing subsidiaries (other than Entercom Radio, LLC, which is a finance subsidiary and is the issuer of the Senior Notes), jointly and severally guaranteed the Senior Notes. Under certain covenants, our subsidiary guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Senior Notes, and the subsidiary guarantors are limited in their ability to incur additional indebtedness under certain restrictive covenants.

A default under our Senior Notes could cause a default under our Credit Facility. Any event of default, therefore, could have a material adverse effect on our business and financial condition.

We may from time to time seek to repurchase and retire our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Our Former Credit Agreement

Our Former Facility consisted of: (1) a revolving credit facility of $650 million, of which $535.5 million was outstanding and paid in full as of the refinancing on November 23, 2011; and (2) a term loan of $400 million, of which $60.0 million was outstanding and paid in full as of the refinancing on November 23, 2011. The Former Facility was secured by a pledge of 100% of the capital stock and other equity interest in all of our wholly owned subsidiaries. In addition, the Former Facility was secured by a lien on substantially all of our assets, with limited exclusions (including our real property).

Key terms of the Former Facility were as follows:

•

Certain financial covenants, which were defined terms within the agreement, required us to comply with: (1) a maximum Consolidated Leverage Ratio of 6.0 times; and (2) a minimum Consolidated Interest Coverage Ratio of 2.0 times; and

•

Depending on the Consolidated Leverage Ratio, we could elect an interest rate equal to: (1) the LIBOR Rate plus fees that ranged from 0.5% to 2.5%; or (2) the Base Rate plus fees that ranged from 0% to 1.5%, where the Base Rate was the highest of: (a) the Federal Funds Rate plus 0.5%; (b) the LIBOR Rate plus 1.0%; and (c) the Prime Rate.

The amendment in March 2010 to the Former Facility was treated as a modification to a debt instrument. As a result, in the first quarter of 2010, we recorded deferred financing costs of $5.2 million related to the amendment which were amortized over the remaining life of the Former Facility on: (1) a straight-line basis for the revolving credit facility; and (2) an effective interest rate method for the term loan. In addition, unamortized deferred financing costs of $3.1 million as of the amendment date were amortized over the remaining life of the Former Facility.

Operating Activities

Net cash flows provided by operating activities were $85.5 million and $90.4 million for the years ended December 31, 2011 and 2010, respectively. The cash flows from operating activities were down from year to year, as the decrease in working capital of $8.7 million was offset by a decrease in net revenues and a net increase in station operating expenses and corporate general and administrative expenses.

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

Investing Activities

For the year ended December 31, 2011, net cash flows used in investing activities were $14.3 million, which primarily reflects the purchase of radio station assets of $9.0 million and additions to property and equipment of $5.7 million.

For the years ended December 31, 2010 and 2009, net cash flows used in investing activities of $4.3 and $2.1 million, respectively, primarily reflect additions to property and equipment of $2.7 million and $2.5 million, respectively.

Financing Activities

For the years ended December 31, 2011, 2010 and 2009, net cash flows used in financing activities were $71.4 million, $93.1 million and $65.4 million, respectively.

For the years ended December 31, 2011, 2010 and 2009, the cash flows used in financing activities primarily reflect the net repayment of debt of $47.9 million, $85.6 million (including the $6.6 million repurchase at par of our 7.625% Notes) and $76.3 million (including the $55.3 million repurchase of our 7.625% Notes at a discount), respectively.

Income Taxes

During the years ended December 31, 2011, 2010 and 2009, we paid a nominal amount in income taxes as we have benefited from the tax deductions available on acquired assets, which are primarily intangible assets such as broadcasting licenses and goodwill. We anticipate that it will not be necessary to make any additional quarterly estimated federal, and most state, income tax payments for 2012, based upon projected quarterly taxable income and our ability to utilize federal and state net operating loss carryforwards.

Income Tax Refunds

As a result of federal tax legislation during the fourth quarter of 2009 that allowed us to carryback our 2008 net operating loss for five years rather than for two years, we recorded in excess of $7.0 million under prepaid and refundable income taxes as of December 31, 2009. On April 2, 2010, we received $6.8 million in federal income tax refunds and the remaining balance in 2011.

Dividends

We do not currently pay, and have not paid during 2011 or 2010, dividends on our common stock. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility.

Under our Credit Facility, we have $40 million available for dividends, share repurchases, investments and debt repurchases, which can be used when our pro forma Consolidated Leverage Ratio is less than or equal to 6.0 times (or the maximum permitted at the time if lower). The amount available can increase over time based upon our financial performance and used when our pro forma Consolidated Leverage Ratio is less than or equal to 5.0 times (or the maximum permitted at the time if lower). There are certain other limitations that apply to its use.

See Liquidity under Part II, Item 7, “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations,” and Note 7 in the accompanying notes to the financial statements.

Share Repurchase Programs

Depending on market conditions and other factors, including restrictions under our Credit Facility and the indenture governing our Senior Notes, new share repurchase programs could be commenced at any time or from time to time without prior notice. Our most recent share repurchase program expired on June 30, 2009.

Senior Subordinated Note Repurchases

On March 8, 2010, we redeemed at par all of the remaining $6.6 million 7.625% Notes that were outstanding as of December 31, 2009. These senior subordinated notes, which were issued on March 5, 2002 in the amount of $150.0 million, were due on March 1, 2014 and accrued interest at the rate of 7.625% per annum.

Capital Expenditures

Capital expenditures for the years ended December 31, 2011, 2010 and 2009 were $5.7 million, $2.7 million and $2.5 million, respectively. We anticipate that capital expenditures in 2012 will be between $4.5 million and $5.0 million.

Credit Rating Agencies

In connection with our refinancing during November 2011, we received credit ratings from Standard and Poor’s and Moody’s Investor Services. On a continuing basis, these and other rating agencies may evaluate our debt in order to assign a credit rating. Any significant downgrade in our credit rating could adversely impact our future liquidity by limiting or eliminating our ability to obtain debt financing.

Contractual Obligations

The following table reflects a summary of our contractual obligations as of December 31, 2011:

	Payments Due By Period
Contractual Obligations:	Total	Less Than 1 Year	1 To 3 Years	3 To 5 Years	More Than 5 Years
Long-term debt obligations (1)	$949,907	$52,124	$100,822	$109,699	$687,262
Operating lease obligations (2)	81,838	12,482	23,294	18,321	27,741
Financing method lease obligations (3)	35,550	748	14,174	1,660	18,968
Purchase obligations (4)	208,095	72,605	89,234	45,670	586
Other long-term liabilities (5)	25,696	1,173	1,037	2,040	21,446

Total	$1,301,086	$139,132	$228,561	$177,390	$756,003

(1)	(a)	Our Credit Facility had outstanding debt in the amount of $385.0 million as of December 31, 2011. The maturity under our Credit Facility could be accelerated if we do not maintain compliance with certain covenants. The above table includes projected interest expense under the remaining term of our Credit Facility.
	(b)	Under our Senior Notes, the maturity could be accelerated if we do not maintain certain covenants or could be repaid in cash by us at our option prior to the due date of the notes. The above table includes projected interest expense under the remaining term of the agreement.

(2)		Certain leases include contingent rents for common area maintenance. These amounts are included in minimum operating lease commitments when it is probable that the expense has been incurred and the amount is reasonably measurable.

(3)		Financing lease obligations outstanding include principal and interest expense. When our continuing involvement in this transaction ceases in the year 2013, we expect we will discontinue finance accounting and instead treat our obligations under the accounting guidance for capital and operating leases.

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

(4)	(a)	We have purchase obligations of $205.5 million including contracts primarily for on-air personalities, sports programming rights, ratings services, music licensing fees, equipment maintenance and certain other operating contracts.
	(b)	In addition to the above, we have $2.6 million in liabilities related to: (i) construction obligations of $2.0 million; and (ii) our obligation to provide a $0.6 million letter of credit.

(5)		Included within total other long-term liabilities of $25.7 million are deferred income tax liabilities of $11.3 million that are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax liabilities may vary according to changes in tax laws, tax rates and our operating results. It is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities, together with liabilities for deferred compensation and uncertain tax positions (other than the amount of unrecognized tax benefits that are subject to the expiration of various statutes of limitation over the next 12 months) are reflected in the above table in the column labeled as “More Than 5 Years.” See Note 13, Income Taxes, in the accompanying notes to the consolidated financial statements for a discussion of deferred tax liabilities, including liabilities for unrecognized tax positions.

Off-Balance Sheet Arrangements

We utilize letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under our credit facility. We had an outstanding letter of credit of $0.6 million as of December 31, 2011.

In the normal course of business, many of our radio stations enter into operating leases for the rental of real property that facilitates the transmission and broadcast of our radio broadcast signal.

We enter into interest rate contracts (collars and swaps) to hedge our variable rate debt. See Note 9 in the accompanying notes to the consolidated financial statements for a detailed discussion of our derivative instruments.

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

We indemnify our directors and certain employees as permitted by law. We have not recorded a liability associated with these indemnification arrangements as we historically have not incurred any material costs associated with such indemnification obligations. Costs associated with such indemnification obligations may be mitigated by insurance coverage that we maintain; however, such insurance may not cover any of, or may cover only a portion of, the amounts we may be required to pay. In addition, such insurance coverage could change in the future.

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at December 31, 2011.

In December 2010, we entered into an asset purchase agreement to acquire a radio station in San Jose, California for $9.0 million in cash. Concurrently with entering into the asset purchase agreement, we entered into a TBA and commenced operations on January 19, 2011. Accounting guidelines for variable interest entities require that the primary beneficiary consolidate the entity into its financial statements. As a result of our review, we determined that since we were not the primary beneficiary of this entity, we did not need to include the entity in our consolidated financial statements as of December 31, 2010.

As of December 31, 2011, we had no other off-balance sheet arrangements.

Market Capitalization

As of December 31, 2011 and 2010, our total market capitalization was $235.2 million and $440.8 million, respectively, which was $16.0 million lower and $270.2 million higher, respectively, than our equity book value on those dates. As of December 31, 2011 and 2010, our stock price was $6.15 per share and $11.58 per share, respectively. Due to impairments to broadcasting licenses and goodwill primarily during 2009 and 2008, equity book value was reduced. See Note 4, Intangible Assets And Goodwill, in the accompanying notes to the financial statements for a discussion of impairment losses in prior years.

Intangibles

As of December 31, 2011, approximately 82% of our total assets consisted of radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate our radio stations without the related FCC license for each station. FCC licenses are subject to renewal every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. Subject to delays in processing by the FCC, historically, all of our licenses have been renewed and we expect that all licenses will continue to be renewed in the future. (See Part I, Item 1A, “Risk Factors,” for a discussion of the risks associated with the renewal of licenses.)

Inflation

In 2011, we were not significantly impacted by the effects of inflation on our radio station operating expenses, although the exact impact cannot be reasonably determined.

Recent Accounting Pronouncements Not Yet Adopted

Balance Sheet Disclosures About Offsetting Assets And Liabilities

In December 2011, the accounting guidance was revised to enhance disclosures regarding financial and derivative instruments. Entities are required to provide both net and gross information for these assets and liabilities in order to enhance comparability with international accounting standards. This new guidance, which will be effective for us as of January 1, 2013, is to be applied retrospectively. We anticipate that the adoption of this accounting guidance will expand our consolidated financial statement footnote disclosures.

Goodwill Testing

In August 2011, the accounting guidance for how an entity tests goodwill for impairment was revised to simplify the procedures. The revised guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Prior to this decision, entities were required to test goodwill for impairment, on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test is performed to measure the amount of impairment loss, if any. This guidance, which will be effective for us as of January 1, 2012, is not expected to have a material effect on our results of operations, cash flows or financial condition.

Presentation Of Comprehensive Income

In June 2011, the accounting standards for the presentation of comprehensive income were amended. This guidance was intended to improve the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The guidance provided by this update becomes effective for us on January 1, 2012. Since this guidance will only change the format of financial statements, it is expected that the adoption of this guidance will not have a material effect on our results of operations, cash flows or financial condition.

Disclosure Of Fair Value Measurements

In May 2011, the accounting standards for fair value measurements were amended to clarify existing guidance and require certain new quantitative and qualitative disclosures regarding unobservable fair value measurements. The guidance provided by this update becomes effective for us on January 1, 2012. Since this guidance will only require additional disclosures, it is expected that this guidance will not have a material effect on our results of operations, cash flows or financial condition.

For a discussion of recent accounting pronouncements which impacted 2011, see Note 2 in the accompanying financial statements.

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

Allowance For Doubtful Accounts

We record an allowance for doubtful accounts for estimated losses resulting from our customers’ failure to make payments to us. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness, the economic conditions of the customer’s industry, and changes in our customer payment practices when evaluating the adequacy of the allowance for doubtful accounts. Our historical estimates have been a reliable method to estimate future allowances. Our historical reserves have generally ranged between 3% and 5% of our outstanding receivables. Our accounts receivable reserve has been in the higher range over the past several years due to the economic uncertainties.

Contingencies And Litigation

On an ongoing basis, we evaluate our exposure related to contingencies and litigation and record a liability when available information indicates that a liability is probable and estimable. We also disclose significant matters that are possible to reasonably result in a loss or are probable but not estimable.

Estimation Of Our Tax Rates

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments must be used in the calculation of certain tax assets and liabilities because of differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We were impacted by the economic downturn which resulted in impairments to our broadcast licenses and goodwill in 2007 and 2008. Due to these impairment losses and their impact on cumulative three-year income, we established a deferred tax asset valuation allowance in 2008 as we must assess the likelihood that we will be able to recover our deferred tax assets.

As changes occur in our assessments regarding our ability to recover our deferred tax assets, our tax provision is decreased in any period in which we determine that the recovery is probable. During the second quarter of 2011, management determined that on a more likely than not realization basis, a portion of the valuation allowance was no longer required. Contributing to this assessment were sufficient positive indicators such as, but not limited to, the present economic conditions (as compared to the economic conditions when the valuation allowance was established), recent profitability, management’s expectation of future profitability, including available future taxable income under the current tax law to realize all of the tax benefits for deductible temporary differences and carryforwards. In addition, we do not have a history of our net operating loss carryforwards expiring unused.

The recoverability of our net deferred tax assets has been assessed utilizing projections based on our current operations. The projections show a significant decrease in tax amortization in the early years of the carryforward period as a significant portion of our intangible assets will be fully amortized during that time. Accordingly, the recoverability of the net deferred tax assets is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on this assessment, management determined that it is more likely than not that such assets will be realized and as a result, we reversed our full valuation allowance. The valuation allowance decreased to $9.5 million as of December 31, 2011 from $51.2 million as of December 31, 2010.

The calculation of our tax liabilities requires us to account for uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation of accounting for uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit based upon its technical merits, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that has greater than a 50% likelihood of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions, and review whether any new uncertain tax positions have arisen, on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, historical experience with similar tax matters, guidance from our tax advisors, and new audit activity. A change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period in which the change occurs.

We believe our estimates of the value of our tax contingencies and valuation allowances are critical accounting estimates, as they contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued. Excluding discrete items of tax, changes in our valuation allowance and impairment losses, our tax rate over the past several years has varied within a range of high 30% to low 40%. The effect of a 1% increase in our estimated tax rate as of December 31, 2011 would be an increase in income tax expense of $0.5 million and a decrease in net income of $0.5 million (net income per basic and diluted share of $0.01) for the year ended December 31, 2011.

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

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets. As of December 31, 2011, we have recorded approximately $754.8 million in radio broadcasting licenses and goodwill, which represents 82% of our total assets at that date. We must conduct impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value.

After an impairment expense is recognized, the recorded value of these assets will be reduced by the impairment recognized and the resulting value will be the assets’ new accounting basis. In 2009 and 2008, we recorded impairment losses of $67.7 million and $835.7 million, respectively, for radio broadcasting licenses and goodwill.

Broadcasting Licenses

Our estimate of the value of broadcasting licenses uses assumptions that incorporate variables based on past experiences and judgments about future performance. We determine the fair value of the broadcasting licenses in each of our markets by relying on a discounted cash flow approach (a 10-year income model) assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. These variables include but are not limited to: (1) the discount rate used in the determination of fair value; (2) the market share and profit margin of an average station within a market based upon market size and station type; (3) the forecast growth rate of each radio market, including assumptions regarding each market’s population, household income, retail sales and other factors that would influence advertising expenditures; (4) the estimated capital start-up costs and losses incurred during the early years; (5) the listening audience covered by an average station’s broadcast signal and its comparison to other media competition within the market area; (6) an effective tax rate assumption; and (7) future terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcasting licenses and goodwill assets.

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

The methodology we used in determining our key estimates and assumptions was applied consistently to each market. As a result, the analysis for each market is the same. Of the seven variables identified above, we believe that the first three (in clauses (1) through (3) above) are the most important to the determination of fair value. The following table reflects these estimates and assumptions used in 2011 as compared to the second quarter of 2010, the date of the most recent prior impairment test. In general, when comparing the second quarter of 2011 to the second quarter of 2010: (1) the discount rate, which was calculated using estimated required returns on debt and equity of publicly traded radio companies, did not change; (2) the operating profit margin ranges expected for average stations in the same markets where we operate remained relatively stable with minor fluctuations in several markets; and (3) the market long-term revenue growth rate did not change.

Estimates And Assumptions
	Second Quarter 2011	Second Quarter 2010
Discount rate	10.0%	10.0%
Operating profit margin ranges expected for average stations in the same markets where the Company operates	19.5% to 41.5%	21.0% to 42.5%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%

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

We believe we have made reasonable estimates and assumptions to calculate the fair value of our broadcasting licenses; however, these estimates and assumptions could be materially different from actual results. If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the fair value of our broadcasting licenses below the amount reflected on the balance sheet, we may be required to recognize impairment charges, which could be material, in future periods.

The table below presents the percentage within a range by which the fair value exceeded the carrying value of our radio broadcasting licenses as of December 31, 2011 for 20 units of accounting where the carrying value of the licenses is considered material to our financial statements (20 geographical markets). Rather than presenting the percentage separately for each unit of accounting, management’s opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the broadcasting licenses. In addition, the units of accounting are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

	Units Of Accounting As Of June 30, 2011 Percentage Range By Which Fair Value Exceeds Carrying Value
	0% To 5%	Greater Than 5% To 10%	Greater Than 10% To 15%	Greater Than 15%
Number of units of accounting	4	6	2	8
Carrying value (in thousands)	$184,569	$239,250	$40,395	$249,781

Broadcasting Licenses Valuation At Risk

As a result of the second quarter 2011 impairment test of our broadcasting licenses, there were ten units of accounting where the fair value exceeded their carrying value by 10% or less as of June 30, 2011. In aggregate, these ten units of accounting at risk have a carrying value of $423.8 million. If overall market conditions or the performance of the economy deteriorates, advertising expenditures and radio industry results could be negatively impacted, including the expectations for future growth. This could result in future impairment charges for these, or other of our units of accounting.

Sensitivity Of Key Broadcasting Licenses

If we were to assume a 100 basis point change in certain of our key assumptions (a reduction in the long-term revenue growth rate, a reduction in the operating performance cash flow margin and an increase in the discount rate) used to determine the fair value of our broadcasting licenses during the second quarter of 2011, the following would be the incremental impact:

Broadcasting Licenses Sensitivity Analysis For A 100 Basis Point Change

	Results Of Long-Term Revenue Growth Rate Decrease	Results Of Operating Performance Cash Flow Margin Decrease	Results Of Discount Rate Increase
	(amounts in thousands)
Impairment assumption sensitivity result	$21,928	$3,360	$49,092
Impairment recorded during the second quarter of 2011	—	—	—

Incremental broadcasting licenses impairment	$21,928	$3,360	$49,092

Goodwill

We performed our annual impairment test on our goodwill during the second quarter of 2011 by comparing the fair value for each reporting unit with the amount reflected on the balance sheet. We determined that a radio market is a reporting unit and, in total, we assessed goodwill at 19 separate reporting units (four of our 23 reporting units have no goodwill recorded as of June 30, 2011). If the fair value of any reporting unit is less than the amount reflected on the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and we are required to perform a second step of the impairment test. In the second step, we compare the amount reflected on the balance sheet to the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation.

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

In the income approach, we used the discounted cash flow method to calculate the fair value of the reporting unit (the key estimates and assumptions are included in the table below). The results of step one indicated that it was not necessary to perform the second step analysis in any of the markets tested. As a result of the step one test, no impairment loss was recorded during the second quarter of 2011. We performed a reasonableness test by comparing the fair value results for goodwill by using the implied multiple based on our cash flow performance and our current stock price and comparing the results to prevailing radio broadcast transaction multiples.

The following table reflects certain key estimates and assumptions used in the second quarter of 2011 and in the second quarter of 2010, the date of the most recent prior impairment test. In general, when comparing the second quarter of 2011 to the second quarter of 2010: (1) the discount rate, which was estimated using required returns on debt and equity of publicly traded radio companies, did not change; (2) the market long-term revenue growth rate did not change; and (3) the estimated market multiples used in step one of the market valuation approach did not change.

Estimates And Assumptions
	Second Quarter 2011	Second Quarter 2010
Discount rate	10.0%	10.0%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%
Market multiple used in step one of the market valuation approach	7.5x to 8.0x	7.5x to 8.0x

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

	Reporting Units As Of June 30, 2011 Percentage Range By Which Fair Value Exceeds Carrying Value
	0% To 5%	Greater Than 5% To 10%	Greater Than 10% To 15%	Greater Than 15%
Number of reporting units	3	3	—	13
Carrying value (in thousands)	$187,080	$161,986	$—	$412,120

Goodwill Valuation At Risk

As a result of the second quarter 2011 impairment test of our goodwill, there were six reporting units that exceeded their carrying value by 10% or less as of June 30, 2011. In aggregate, these six reporting units have a goodwill carrying value of $13.7 million. Future impairment charges may be required on these, or other of our reporting units, as the discounted cash flow and market-based models are subject to change based upon our performance, our stock price, peer company performance and their stock prices, overall market conditions, and the state of the credit markets.

Sensitivity Of Key Goodwill Assumptions

If we were to assume a 100 basis point change in certain of our key assumptions (a reduction in the long-term revenue growth rate and an increase in the discount rate) used to determine the fair value of goodwill during the second quarter of 2011, the following would be the incremental impact:

Goodwill Sensitivity Analysis For A 100 Basis Point Change

	Results Of Long-Term Revenue Growth Rate Decrease	Results Of Discount Rate Increase
	(amounts in thousands)
Impairment assumption sensitivity result (1)	$432	$795
Impairment recorded during the second quarter of 2011	—	—

Incremental goodwill impairment	$432	$795

(1)	The sensitivity analysis was computed using data from step 1 testing of goodwill during the second quarter of 2011.

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

For a more comprehensive list of our accounting policies, see Note 2, Significant Accounting Policies, accompanying the consolidated financial statements included in our latest annual report on Form 10-K for the year ended December 31, 2011. Note 2 to the consolidated financial statements included with Form 10-K contains several other policies, including policies governing the timing of revenue recognition, that are important to the preparation of our consolidated financial statements, but do not meet the SEC’s definition of critical accounting policies because they do not involve subjective or complex judgments. In addition, for further discussion of new accounting policies that were effective for us on January 1, 2011, see the new accounting standards under Note 2 to the accompanying notes to the financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our variable rate Credit Facility. From time to time, we may seek to limit our exposure to interest rate volatility through the use of derivative rate hedging instruments. If the borrowing rates under our LIBOR loans were to increase 1% above the rates as of December 31, 2011, our interest expense under our Credit Facility would decrease by approximately $0.1 million on an annual basis, including any interest benefit or interest expense associated with the use of an outstanding derivative rate hedging instrument. Due to the impact of the debt refinancing, we expect that interest expense will be substantially higher in 2012.

As of December 31, 2011, the following derivative rate hedging transaction to fix interest on our variable rate debt was outstanding. This rate hedging transaction is tied to the one-month LIBOR interest rate.

Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed LIBOR Rate	Expiration Date
	(amounts (in millions)
Swap	$100.0	May 28, 2008	n/a	3.62%	May 28, 2012

The net fair value (based upon current market rates) of the rate hedging transaction is included as a derivative instrument in short-term liabilities, which is based upon the maturity date. Our rate hedging transaction is tied to the one-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The fair value of the hedging transaction is affected by a combination of several factors, including the remaining period to maturity and the forward interest rate to maturity. Assuming the hedging transaction is a liability: (i) any decrease in the remaining period to maturity and/or an increase in the forward interest rate to maturity results in a more favorable valuation; and (ii) any decrease in the forward interest rate to maturity results in a less favorable valuation.

The fair value of our derivative instrument outstanding as of December 31, 2011 was a liability of $1.3 million, which was a $6.0 million decrease in the liability as compared to the balance as of December 31, 2010. This change was primarily due to the effect of a decrease in the remaining period to maturity of the derivative instrument as the forward interest rate to maturity remained relatively flat.

Our credit exposure under our hedging agreements, or similar agreements we may enter into in the future, is the cost of replacing such agreements in the event of nonperformance by our counterparty. To minimize this risk, we select high credit quality counterparties. We do not anticipate nonperformance by such counterparties, and no material loss would be expected in the event of the counterparties’ nonperformance.

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

We carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based on the foregoing, our President/Chief Executive Officer and Executive Vice President—Operations/Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

David J. Field, President and Chief Executive Officer

Stephen F. Fisher, Executive Vice President - Operations and Chief Financial Officer

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2012 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission prior to April 30, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2012 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission prior to April 30, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2012 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission prior to April 30, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2012 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission prior to April 30, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2012 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission prior to April 30, 2012.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

(b)	Exhibits

Exhibit Number	Description

3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)

4.01	Credit Agreement, dated as of November 23, 2011, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (3) (Originally filed as Exhibit 4.1)

4.02	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. (3) (Originally filed as Exhibit 4.2)

4.03	Form of Note. (3) (Originally filed as Exhibit 4.3)

4.04	Registration Rights Agreement, dated November 23, 2011. (3) (Originally filed as Exhibit 4.4)

10.01	Amended and Restated Employment Agreement, dated December 23, 2010, between Entercom Communications Corp. and David J. Field. (4) (Originally filed as Exhibit 10.01)

10.02	Employment Agreement, dated July 1, 2007, between Entercom Communications Corp. and Joseph M. Field. (5)

10.03	First Amendment To Employment Agreement, dated December 15, 2008, between Entercom Communications Corp. and Joseph M. Field. (6)

10.04	Employment Agreement, dated December 23, 2010, between Entercom Communications Corp. and Stephen F. Fisher. (4) (Originally filed as Exhibit 10.04)

10.05	Employment Agreement, dated December 17, 1998, between Entercom Communications Corp. and John C. Donlevie. (7)

10.06	Entercom Non-Employee Director Compensation Policy, adopted May 18, 2010. (8)

10.07	Amended and Restated Entercom Equity Compensation Plan. (9)

10.08	Entercom Annual Incentive Plan. (10)

21.01	Information Regarding Subsidiaries of Entercom Communications Corp. (11)

23.01	Consent of PricewaterhouseCoopers LLP. (11)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (11)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (11)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (12)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (12)

(1)	Incorporated by reference to Exhibit 3.01 to our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.01 to our Current Report on Form 8-K filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on November 25, 2011.
(4)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2010, as filed on February 9, 2011.
(5)	Incorporated by reference to Exhibit 10.02 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2007, as filed on November 21, 2007.
(6)	Incorporated by reference to Exhibit 10.04 to our Annual Report on Form 10-K for the year ended December 31, 2008, as filed on February 26, 2009.
(7)	Incorporated by reference to Exhibit 10.03 to our Amendment to Registration Statement on Form S-1, as filed on January 6, 1999. (File No. 333-61381).

(8)	Incorporated by reference to Exhibit 10.04 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 2, 2010.
(9)	Incorporated by reference to Exhibit A to our Proxy Statement on Schedule 14A filed on March 18, 2011.
(10)	Incorporated by reference to Exhibit 10.02 to our Current Report on Form 8-K filed on May 19, 2008.
(11)	Filed herewith.
(12)	These exhibits are submitted as “accompanying” this Annual Report on Form 10-K and shall not be deemed to be “filed” as part of such Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Entercom Communications Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Entercom Communications Corp. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 29, 2012

CONSOLIDATED FINANCIAL STATEMENTS OF ENTERCOM COMMUNICATIONS CORP.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	DECEMBER 31, 2011	DECEMBER 31, 2010
ASSETS:
Cash and cash equivalents	$3,625	$3,768
Accounts receivable, net of allowance for doubtful accounts	69,053	70,897
Prepaid expenses, deposits and other	5,376	5,370
Prepaid and refundable federal and state income taxes	317	810
Deferred tax assets	3,035	651

Total current assets	81,406	81,496
Investments	187	217
Net property and equipment	58,368	62,729
Radio broadcasting licenses	715,902	707,852
Goodwill	38,891	38,168
Deferred charges and other assets, net of accumulated amortization	24,515	10,563

TOTAL ASSETS	$919,269	$901,025

LIABILITIES:
Accounts payable	$404	$4,209
Accrued expenses	12,509	7,537
Accrued compensation and other current liabilities	14,682	13,476
Long-term debt, current portion	3,778	165,026

Total current liabilities	31,373	190,248

Long-term debt, net of current portion	598,446	485,122
Financing method lease obligations	12,610	12,610
Deferred tax liabilities	11,317	23,704
Other long-term liabilities	14,379	18,674

Total long-term liabilities	636,752	540,110

Total liabilities	668,125	730,358

CONTINGENCIES AND COMMITMENTS
SHAREHOLDERS’ EQUITY:
Preferred stock $0.01 par value; authorized 25,000,000 shares; no shares issued and outstanding	—	—
Class A common stock $.01 par value; voting; authorized 200,000,000 shares; issued and outstanding 31,044,001 in 2011 and 30,700,568 in 2010	310	307
Class B common stock $.01 par value; voting; authorized 75,000,000 shares; issued and outstanding 7,197,532 in 2011 and 7,367,532 in 2010	72	74
Class C common stock $.01 par value; nonvoting; authorized 50,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	597,327	592,643
Accumulated deficit	(346,565)	(415,080)
Accumulated other comprehensive income (loss)	—	(7,277)

Total shareholders’ equity	251,144	170,667

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$919,269	$901,025

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
NET REVENUES	$382,727	$391,447	$372,432

OPERATING EXPENSE:
Station operating expenses, including non-cash compensation expense	263,420	258,896	254,042
Depreciation and amortization expense	11,276	12,660	16,600
Corporate general and administrative expenses, including non-cash compensation expense	26,609	21,954	22,875
Impairment loss	—	—	67,676
Merger and acquisition costs	1,542	—	—
Net time brokerage agreement (income) fees	244	—	(2)
Net (gain) loss on sale or disposal of assets	163	228	420

Total operating expense	303,254	293,738	361,611

OPERATING INCOME (LOSS)	79,473	97,709	10,821

OTHER (INCOME) EXPENSE:
Net interest expense	24,919	30,491	31,171
Net (gain) loss on extinguishment of debt	1,144	62	(20,805)
Net (gain) loss on derivative instruments	1,346	—	—
Net (gain) loss on investments	30	174	966
Other income	(32)	(49)	(380)

TOTAL OTHER EXPENSE	27,407	30,678	10,952

INCOME (LOSS) BEFORE INCOME TAXES	52,066	67,031	(131)
INCOME TAXES (BENEFIT)	(16,444)	20,595	(5,529)

NET INCOME (LOSS)	$68,510	$46,436	$5,398

NET INCOME (LOSS) PER SHARE - BASIC	$1.88	$1.30	$0.15

NET INCOME (LOSS) PER SHARE - DILUTED	$1.81	$1.23	$0.15

WEIGHTED AVERAGE SHARES:
Basic	36,369,410	35,712,026	35,321,431

Diluted	37,763,965	37,679,386	36,402,800

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
NET INCOME (LOSS)	$68,510	$46,436	$5,398
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES (BENEFIT):
Net unrealized gain (loss) on derivatives, net of taxes (benefit)	7,277	6,155	1,830

COMPREHENSIVE INCOME (LOSS)	$75,787	$52,591	$7,228

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(amounts in thousands, except share data)

						Retained	Accumulated
	Common Stock				Additional	Earnings	Other
	Class A		Class B		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Balance, December 31, 2008	29,479,188	$295	7,607,532	$76	$582,325	$(467,177)	$(15,262)	$100,257
Net income (loss)	—	—	—	—	—	5,398	—	5,398
Conversion of Class B common stock to Class A common stock	150,000	1	(150,000)	(1)	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	485	—	—	485
Compensation expense related to granting of restricted stock units	796,824	8	—	—	6,380	—	—	6,388
Issuance of common stock related to an incentive plan	74,369	—	—	—	97	—	—	97
Common stock repurchase	(662,664)	(7)	—	—	(882)	—	—	(889)
Purchase of vested employee restricted stock units	(82,556)	—	—	—	(104)	—	—	(104)
Forfeitures of dividend equivalents	—	—	—	—	—	169	—	169
Realization of tax benefit for dividend equivalent payments	—	—	—	—	321	—	—	321
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	1,830	1,830

Balance, December 31, 2009	29,755,161	297	7,457,532	75	588,622	(461,610)	(13,432)	113,952
Net income (loss)	—	—	—	—	—	46,436	—	46,436
Conversion of Class B common stock to Class A common stock	90,000	1	(90,000)	(1)	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	549	—	—	549
Compensation expense related to granting of restricted stock units	941,213	10	—	—	4,969	—	—	4,979
Exercise of stock options	97,725	1	—	—	129	—	—	130
Purchase of vested employee restricted stock units	(183,531)	(2)	—	—	(1,626)	—	—	(1,628)
Forfeitures of dividend equivalents	—	—	—	—	—	94	—	94
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	6,155	6,155

Balance, December 31, 2010	30,700,568	307	7,367,532	74	592,643	(415,080)	(7,277)	170,667

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(amounts in thousands, except share data)

						Retained	Accumulated
	Common Stock				Additional	Earnings	Other
	Class A		Class B		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Net income (loss)	—	—	—	—	—	68,510	—	68,510
Conversion of Class B common stock to Class A common stock	170,000	2	(170,000)	(2)	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	462	—	—	462
Compensation expense related to granting of restricted stock units	416,906	4	—	—	7,205	—	—	7,209
Exercise of stock options	53,625	—	—	—	71	—	—	71
Purchase of vested employee restricted stock units	(297,098)	(3)	—	—	(3,054)	—	—	(3,057)
Forfeitures of dividend equivalents	—	—	—	—	—	5	—	5
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	7,277	7,277

Balance, December 31, 2011	31,044,001	310	7,197,532	72	597,327	(346,565)	—	251,144

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$68,510	$46,436	$5,398
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,276	12,660	16,600
Amortization of deferred financing costs (including original issue discount)	3,592	3,912	1,518
Net deferred taxes (benefit) and other	(14,801)	23,053	999
Provision for bad debts	1,672	990	2,708
Net (gain) loss on sale or disposal of assets	163	228	420
Non-cash stock-based compensation expense	7,671	5,528	6,888
Net (gain) loss on investments	30	174	966
Net (gain) loss on derivatives	1,346	—	—
Deferred rent	191	(34)	(9)
Unearned revenue - long-term	5	—	(739)
Net loss on extinguishment of debt	1,144	62	(20,805)
Deferred compensation	202	1,614	1,596
Impairment loss	—	—	67,676
Net accretion expense for asset retirement obligations	88	—	—
Other income	(32)	(49)	(380)
Changes in assets and liabilities:
Accounts receivable	208	(3,532)	4,324
Prepaid expenses and deposits	(6)	15,828	(16,397)
Prepaid and refundable income taxes	493	6,818	(7,000)
Accounts payable and accrued liabilities	524	(20,012)	12,874
Accrued interest expense	2,926	(195)	(1,944)
Accrued expenses - long-term	(214)	(2,561)	(577)
Prepaid expenses - long-term	537	(510)	(214)

Net cash provided by (used in) operating activities	85,525	90,410	73,902

INVESTING ACTIVITIES:
Additions to property and equipment	(5,712)	(2,744)	(2,467)
Proceeds from sale of property, equipment, intangibles and other assets	231	151	106
Purchases of radio station assets	(9,000)	—	—
Deferred charges and other assets	(1,185)	(368)	(120)
Proceeds from investments	32	49	39
Proceeds from termination of radio station contract	—	—	380
Station acquisition deposits and costs	1,350	(1,350)	—

Net cash provided by (used in) investing activities	(14,284)	(4,262)	(2,062)

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
FINANCING ACTIVITIES:
Deferred financing expenses related to the bank facility, finance method lease obligations and senior unsecured notes	(19,937)	(5,155)	(342)
Proceeds from issuance of long-term debt	587,500	37,500	39,000
Proceeds from the financing method of lease obligations	—	—	12,610
Net proceeds from the senior unsecured notes	217,078	—	—
Payments of long-term debt	(852,527)	(116,525)	(60,023)
Retirement of senior subordinated notes	—	(6,579)	(55,272)
Purchase of the Company’s common stock	—	—	(889)
Proceeds from issuance of employee stock plan	—	—	82
Proceeds from the exercise of stock options	71	130	—
Purchase of vested restricted stock units	(3,057)	(1,628)	(104)
Payment of dividend equivalents on vested restricted stock units	(512)	(874)	(756)
Realization of tax benefit for payment of dividend equivalents	—	—	321

Net cash provided by (used in) financing activities	(71,384)	(93,131)	(65,373)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(143)	(6,983)	6,467
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,768	10,751	4,284

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,625	$3,768	$10,751

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$18,393	$27,100	$31,643

Income taxes	$82	$83	$192

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1.	BASIS OF PRESENTATION AND ORGANIZATION

Nature Of Business – Entercom Communications Corp. (the “Company”) is one of the five largest radio broadcasting companies in the United States with a nationwide portfolio in excess of 100 stations in 23 markets, including San Francisco, Boston, Seattle, Denver, Portland, Sacramento and Kansas City.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles Of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are 100% owned by the Company. All intercompany transactions and balances have been eliminated in consolidation. The Company also considers the applicability of any variable interest entities (“VIE”) that are required to be consolidated by the primary beneficiary. From time to time, the Company may enter into a time brokerage agreement (“TBA”) in connection with a pending acquisition or disposition of radio station(s) and the requirements to consolidate a VIE may apply, depending on the facts and circumstances related to each transaction. As of December 31, 2011, the consolidation requirements as a VIE (see Note 19, Contingencies, Guarantor Arrangements And Commitments) did not apply as there were no pending transactions.

Reportable Segment – The Company operates under one reportable business segment, radio broadcasting, for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance. Radio stations serving the same geographic area, which may be comprised of a city or combination of cities, are referred to as markets or as distinct operating segments. The Company has 23 operating segments. These operating segments are aggregated to create one reportable segment.

Management’s Use Of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to: (1) asset impairments, including broadcasting licenses and goodwill; (2) income tax valuation allowances; (3) uncertain tax positions; (4) allowance for doubtful accounts; (5) self-insurance reserves; (6) fair value of equity awards; (7) estimated lives for tangible and intangible assets; (8) fair value measurements for financial instruments such as interest rate hedging transactions; and (9) contingency and litigation reserves. The Company’s accounting estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The accounting estimates will change as new events occur, as more experience is acquired and as more information is obtained. The Company will evaluate and update assumptions and estimates on an ongoing basis and may use outside experts to assist in the Company’s evaluation, as considered necessary. Actual results could differ from those estimates.

Income Taxes – The Company applies the liability method of accounting for deferred income taxes. Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded for a net deferred tax asset balance when it is more likely than not that the benefits of the tax asset will not be realized. The Company reviews on a continuing basis the need for a deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustment to the deferred tax asset valuation allowance is recorded in the income statement in the period that such an adjustment is required.

The Company applies the guidance for income taxes and intraperiod allocation to the recognition of uncertain tax positions. This guidance clarifies the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. The guidance requires that any liability created for unrecognized tax benefits is disclosed. The application of this guidance may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. This guidance also clarifies the method to allocate income taxes (benefit) to the different components of income (loss), such as: (1) income (loss) from continuing operations; (2) income (loss) from discontinued operations; (3) extraordinary items; (4) other comprehensive income (loss); (5) the cumulative effects of accounting changes; and (6) other charges or credits recorded directly to shareholders’ equity. See Note 13 for a further discussion of income taxes.

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

Depreciation expense on property and equipment is determined on a straight-line basis. The estimated useful lives for depreciation are as follows:

Property Type	Depreciation Period In Years
Land Improvements	10 To 15
Building	20
Equipment	3 To 20
Furniture and fixtures	5 To 10
Leasehold improvements	shorter of economic life or lease term

Depreciation expense for property and equipment is reflected in the following table for the periods indicated:

	Property And Equipment
	Years Ended December 31,
	2011	2010	2009
	(amounts in thousands)
Depreciation expense	$10,325	$11,363	$15,060

As of December 31, 2011, the Company had construction commitments outstanding of $2.0 million.

The following is a summary of the categories of property and equipment as of the periods indicated:

	Property And Equipment
	December 31,
	2011	2010
	(amounts in thousands)
Land, land easements and land improvements	$16,617	$16,499
Buildings	21,547	20,937
Equipment	122,626	122,932
Furniture and fixtures	15,152	14,930
Leasehold improvements	21,361	21,126

	197,303	196,424
Accumulated depreciation	(140,908)	(134,623)

	56,395	61,801
Capital improvements in progress	1,973	928

Net property and equipment	$58,368	$62,729

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

The Company also derives revenues through e-commerce by selling discount certificates for advertiser goods and services directly to the Company’s listeners through the use of the Company’s station websites. In this business model, the Company shares a portion of the e-commerce sales with the advertiser. The Company reports these revenues on a net basis after deducting the portion of the sales that were shared with the advertiser.

The following table presents the amounts of unearned revenues as of the periods indicated:

		Unearned Revenues
		December 31,
	Balance Sheet Location	2011	2010
		(amounts in thousands)
Current	Accrued compensation and other current liabilities	$147	$216

Long-term	Other long-term liabilities	$5	$—

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

Long-Lived Assets – The Company evaluates the recoverability of its long-lived assets, which include property and equipment, broadcasting licenses (subject to an eight-year renewal cycle, goodwill, deferred charges, and other assets. See Note 4 for further discussion. The determination and measurement of an impairment loss require the use of significant judgments and estimates. Future events may impact these judgments and estimates. The expense to renew the Company’s FCC licenses is nominal.

Debt Issuance Costs And Original Issue Discount – The costs related to the issuance of debt are capitalized and amortized over the lives of the related debt and such amortization is accounted for as interest expense. Please refer to Note 7 for the amount of deferred financing expense and an original issue discount that was included in interest expense in the accompanying consolidated statements of operations. In connection with the Company’s debt: (1) in November 2011, the Company recorded deferred debt issuance costs and an original issue discount in connection with its debt refinancing (debt modification for its revolving credit facility); and (2) in March 2010, the Company recorded deferred debt issuance costs in connection with a debt modification. See Note 7 for further discussion.

Extinguishment Of Debt – The Company may amend, append or replace, in part or in full, its outstanding debt. The Company reviews its unamortized financing costs associated with its outstanding debt to determine the amount subject to extinguishment under the accounting provisions for an exchange of debt instruments with substantially different terms or changes in a line-of-credit or revolving-debt arrangement. In connection with the Company’s November 2011 debt refinancing and March 2010 debt modification, the Company recorded debt extinguishment costs. See Note 7 for a discussion of any debt extinguishments associated with the Company’s long-term debt.

Corporate General And Administrative Expense – Corporate general and administrative expense consists of corporate overhead costs and non-cash compensation expense. Included in corporate general and administrative expenses are those costs not specifically allocable to any of the Company’s individual business properties.

Time Brokerage Agreement (Income) Fees – TBA fees or income consist of fees paid or received under agreements which permit an acquirer to program and market stations prior to an acquisition. The Company sometimes enters into such agreements prior to the consummation of station acquisitions and dispositions.

The following table presents those revenues and expenses incurred during the TBA for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
	(amounts in thousands)
Acquisition by the Company
TBA fees	$244	$—	$—

Disposition by the Company
TBA income	$—	$—	$(2)

Barter Transactions – The Company provides advertising broadcast time in exchange for certain products, supplies and services. The terms of the exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time on regular terms. The Company includes the value of such exchanges in both broadcasting net revenues and station operating expenses. Barter valuation is based upon management’s estimate of the fair value of the products, supplies and services received. See Note 15, Supplemental Cash Flow Disclosures On Non-Cash Investing And Financing Activities, for a summary of the Company’s barter transactions.

Business Combinations – Accounting guidance for business combinations provides the criteria to recognize intangible assets apart from goodwill. Other than goodwill, the Company uses a direct value method to determine the fair value of all intangible assets required to be recognized for business combinations. For a discussion of impairment testing of those assets acquired in a business combination, including goodwill, see Note 4.

Asset Retirement Obligations – The Company reasonably estimates the fair value of an asset retirement obligation. For an asset retirement obligation that is conditional (uncertainty about the timing and/or method of settlement), the Company factors into its fair value measurement a probability factor as the obligation depends upon a future event that may or may not be within the control of the Company.

Accrued Compensation – Certain types of employee compensation, which amounts are included in the balance sheets under accrued compensation and other current liabilities, are paid in subsequent periods. See Note 6 for amounts reflected in the balance sheets.

Cash And Cash Equivalents – Cash and cash equivalents consist primarily of amounts held on deposit with financial institutions, including investments held in financial institutions in immediately available money market accounts and all highly liquid debt instruments with initial maturities of three months or less.

Derivative Financial Instruments – The Company follows accounting guidance for its derivative financial instruments, including certain derivative instruments embedded in other contracts, and hedging activities (for further discussion, see Note 9).

Leases – The Company follows accounting guidance for its leases, which includes the recognition of escalated rents on a straight-line basis over the term of the lease agreement, as described further in Note 6.

Share-Based Compensation – The Company records compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchase plan purchases at estimated fair values. The Company also uses the simplified method in developing an estimate of the expected term of certain stock options. For further discussion of share-based compensation, see Note 11.

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

Sports Programming Costs – Programming costs which are for a specified number of events are amortized on an event-by-event basis, and programming costs which are for a specified season are amortized over the season on a straight-line basis. The Company allocates that portion of sports programming costs that are related to sponsorship and marketing activities to sales and marketing expenses on a straight-line basis over the term of the agreement.

Accrued Litigation – The Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings to which it is a party and records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These judgments are subjective, based on the status of such legal or regulatory proceedings, the merits of the Company’s defenses and consultation with corporate and external legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from the Company’s estimates. The Company expenses legal costs as incurred in professional fees. See Contingencies under Note 19.

Software Costs – The Company capitalizes direct internal and external costs incurred to develop internal-use software during the application development state. Internal use software includes website development activities such as the planning and design of additional functionality and features to existing sites and/or the planning and design of new sites. Costs related to the maintenance, content development and training of internal-use software are expensed as incurred. Capitalized costs are amortized over the estimated useful life of three years.

Reclassifications – Certain reclassifications have been made to the prior years’ financial statements to conform to the presentation in the current year.

Prior Period Correction – During the year ended December 31, 2011, the Company recorded a prior period correction to income taxes and to other comprehensive income (“OCI”) as described in Note 13, Income Taxes, and Note 14, Accumulated Other Comprehensive Income, respectively.

Recent Accounting Standards-

Balance Sheet Disclosures About Offsetting Assets And Liabilities

In December 2011, the accounting guidance was revised to enhance disclosures regarding financial and derivative instruments. Entities are required to provide both net and gross information for these assets and liabilities in order to enhance comparability with international accounting standards. This new guidance, which will be effective for the Company as of January 1, 2013, is to be applied retrospectively. The Company anticipates that the adoption of this accounting guidance will expand its consolidated financial statement footnote disclosures.

Goodwill Testing

In August 2011, the accounting guidance for how an entity tests goodwill for impairment was revised to simplify the procedures. The amendments will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Prior to this decision, entities were required to test goodwill for impairment, on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test is performed to measure the amount of impairment loss, if any. The Company does not expect that this guidance, which will be effective for the Company as of January 1, 2012, will have a material effect on the Company’s results of operations, cash flows or financial condition.

Presentation Of Comprehensive Income

In June 2011, the accounting standards for the presentation of comprehensive income were amended. This guidance was intended to improve the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. In October 2011, the accounting standards were modified to defer the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income. The guidance provided by this update will be effective for the Company on January 1, 2012. Since this guidance will only change the format of financial statements, it is expected that the adoption of this guidance will not have a material effect on the Company’s results of operations, cash flows or financial condition.

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

Business Combinations

In December 2010, the accounting standards for business combinations were amended to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This amendment was effective for the Company on January 1, 2011. The Company adopted this provision without any impact to the Company’s disclosures.

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

The accounts receivable balances and reserve for doubtful accounts are presented in the following table as of the periods indicated:

	Net Accounts Receivable
	December 31,
	2011	2010
	(amounts in thousands)
Accounts receivable	$72,372	$74,024
Allowance for doubtful accounts	(3,319)	(3,127)

Accounts receivable, net of allowance for doubtful accounts	$69,053	$70,897

See the table in Note 6 for the amounts outstanding as of the periods indicated for: (1) accounts receivable credits; and (2) unearned revenues.

The following table presents the changes in the allowance for doubtful accounts for the periods presented:

Changes In Allowance For Doubtful Accounts

Year Ended	Balance At Beginning Of Year	Additions Charged To Costs And Expenses	Deductions From Reserves	Balance At End Of Year
	(amounts in thousands)
December 31, 2011	$3,127	$1,672	$(1,480)	$3,319
December 31, 2010	3,299	990	(1,162)	3,127
December 31, 2009	4,476	2,708	(3,885)	3,299

4.	INTANGIBLE ASSETS AND GOODWILL

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

The Company performs its annual broadcasting license impairment test during the second quarter of each year by evaluating its broadcasting licenses for impairment at the market level using the direct method. For purposes of testing impairment, indefinite-lived intangible assets are combined into a single unit of accounting. Since the broadcasting licenses in each market are operated as a single asset, each market’s broadcasting licenses are a single unit of accounting. The Company determines the fair value of the broadcasting licenses in each of its markets by relying on a discounted cash flow approach (a 10-year income model) assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The Company’s fair value analysis contains assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a certain market. These variables include, but are not limited to: (1) the discount rate used in the determination of fair value; (2) the market share and profit margin of an average station within a market based upon market size and station type; (3) the forecast growth rate of each radio market, including assumptions regarding each market’s population, household income, retail sales and other factors that would influence advertising expenditures; (4) the estimated capital start-up costs and losses incurred during the early years; (5) the listening audience covered by an average station’s broadcast signal and its comparison to other media competition within the market area; (6) an effective tax rate assumption; and (7) future terminal values.

The following table presents the changes in broadcasting licenses for the periods indicated:

	Broadcasting Licenses Carrying Amount
	2011	2010	2009
	(amounts in thousands)
Beginning of period balance as of January 1,	$707,852	$707,852	$768,646
Impairment loss	—	—	(60,794)
Acquisition (Note 18)	8,050	—	—

Ending period balance as of December 31,	$715,902	$707,852	$707,852

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

The following table reflects the estimates and assumptions used in the second quarter of 2011 as compared to the second quarter of 2010, the date of the most recent prior impairment test. In general, when comparing the second quarter of 2011 to the second quarter of 2010: (1) the discount rate, which was estimated using required returns on debt and equity of publicly traded radio companies, did not change; (2) the operating profit margin ranges expected for average stations in the same markets where the Company operates remained relatively stable with minor fluctuations in several markets; and (3) the market long-term revenue growth rate did not change.

Estimates And Assumptions
	Second Quarter 2011	Second Quarter 2010
Discount rate	10.0%	10.0%
Operating profit margin ranges expected for average stations in the same markets where the Company operates	19.5% to 41.5%	21.0% to 42.5%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%

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

The following table reflects the estimates and assumptions used in the second quarter of 2010 as compared to the second quarter of 2009, the date of the prior impairment test. In general, when comparing the second quarter of 2010 to the second quarter of 2009: (1) the discount rate decreased primarily due to a decrease in the estimated required returns on debt and equity of publicly traded radio companies; (2) the operating profit margin ranges expected for average stations in the same markets where the Company operates remained relatively flat; and (3) the market long-term revenue growth rate was marginally higher as the outlook for the industry improved.

Estimates And Assumptions
	Second Quarter 2010	Second Quarter 2009
Discount rate	10.0%	10.6%
Operating profit margin ranges expected for average stations in the same markets where the Company operates	21.0% to 42.5%	21.0% to 44.0%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.0% to 2.5%

Broadcasting Licenses Impairment Testing During The Second Quarter Ended June 30. 2009

The Company completed its annual impairment test for broadcasting licenses during the second quarter and determined that the fair value of the broadcasting licenses was less than the amount reflected in the balance sheet for each of the Company’s markets, other than Seattle, and recorded an impairment loss of $60.8 million. The prolonged economic downturn negatively impacted the radio broadcasting industry as advertising revenues continued to decline and expectations for growth over the next year were reduced. The projected growth levels for the industry and the Company were less than those originally forecasted for 2009, which was the primary reason for further impairment to broadcasting licenses in the second quarter. As revenues decline, profitability levels are also negatively impacted, as fixed costs represent a large component of a radio station’s operating expenses. As a result, the asset base is particularly sensitive to the impact of continued declining revenues.

The methodology used by the Company in determining its key estimates and assumptions was applied consistently to each market. Of the seven variables identified previously, the Company believes that the first three (in clauses (1) through (3)) are the most important to the determination of fair value.

The following table reflects the estimates and assumptions since the most recent prior impairment test of broadcasting licenses in the fourth quarter of 2008 (an interim impairment test for broadcasting licenses was performed during the fourth quarter of 2008). The table also depicts the range of operating profit margin and market long-term revenue growth rates used for determining the fair value of the Company’s broadcasting licenses. In general, when comparing the second quarter of 2009 to the fourth quarter of 2008: (1) the discount rate, which was estimated using required returns on debt and equity of publicly traded radio companies, did not change; (2) the operating profit margin ranges expected for average stations in the same markets where the Company operates declined; and (3) the market long-term revenue growth rates were consistent; however, current period revenues were less than previously projected for 2009.

	Estimates And Assumptions
	Second	Fourth
	Quarter	Quarter
	2009	2008
Discount rate	10.6%	10.6%
Operating profit margin ranges expected for average stations in the same markets where the Company operates	21.0% to 44.0%	21.0% to 46.7%
Long-term revenue growth rate range of the Company’s markets	1.0% to 2.5%	1.0% to 2.0%

(2)	Goodwill

The Company performs its annual impairment test on its goodwill during the second quarter of each year by comparing the fair value for each reporting unit with the amount reflected on the balance sheet. The Company has determined that a radio market is a reporting unit and, in total, the Company assesses goodwill at 19 separate reporting units (4 of the Company’s 23 reporting units had no goodwill recorded as of the end of the current period). If the fair value of any reporting unit is less than the amount reflected on the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the amount reflected on the balance sheet to the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation.

To determine the fair value, the Company uses an income and market approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.

The following table presents the changes in goodwill for each of the periods indicated:

	Goodwill Carrying Amount
	2011	2010	2009
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$163,783	$163,783	$163,783
Accumulated loss on impairment as of January 1,	(125,615)	(125,615)	(118,733)

Goodwill beginning balance after cumulative loss on impairment as of January 1,	38,168	38,168	45,050
Loss on impairment during year	—	—	(6,882)
Acquisition (Note 18)	723	—	—

Goodwill ending balance as of December 31,	$38,891	$38,168	$38,168

Goodwill balance before cumulative loss on impairment as of December 31,	$164,506	$163,783	$163,783
Accumulated loss on impairment as of December 31,	(125,615)	(125,615)	(125,615)

Goodwill ending balance as of December 31,	$38,891	$38,168	$38,168

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

The following table reflects certain key estimates and assumptions used in the second quarter of 2011 and in the second quarter of 2010, the date of the most recent prior impairment test. In general, when comparing the second quarter of 2011 to the second quarter of 2010: (1) the discount rate, which was estimated using required returns on debt and equity of publicly traded radio companies, did not change; (2) the market long-term revenue growth rate did not change; and (3) the market multiple used in step one of the market valuation approach did not change.

	Estimates And Assumptions
	Second	Second
	Quarter	Quarter
	2011	2010
Discount rate	10.0%	10.0%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%
Market multiple used in step one of the market valuation approach	7.5x to 8.0x	7.5x to 8.0x

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

The following table reflects certain key estimates and assumptions used in the second quarter of 2010 and in the second quarter of 2009, the date of the prior impairment test. In general, when comparing the second quarter of 2010 to the second quarter of 2009: (1) the discount rate decreased primarily due to a decrease in the estimated required returns of the debt and equity of publicly traded radio companies; (2) the market long-term revenue growth rate range narrowed; and (3) the market multiple used in step one of the market valuation approach increased.

	Estimates And Assumptions
	Second	Second
	Quarter	Quarter
	2010	2009
Discount rate	10.0%	10.6%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.0% to 2.5%
Market multiple used in step one of the market valuation approach	7.5x to 8.0x	6.0x

Goodwill Impairment Testing During The Second Quarter Ended June 30, 2009

In step one of the Company’s goodwill analysis during the second quarter, the Company considered the results of the market approach and the income approach, when appropriate, in computing the fair value of the Company’s reporting units. In the market approach, the Company applied an estimated market multiple of 6.0 times (consistent with the multiple used in the fourth quarter of 2008) to each reporting unit’s operating performance to calculate the fair value. The Company applied the same market multiple consistently across all reporting units. In the income approach, the Company utilized the discounted cash flow method to calculate the fair value of the reporting unit (key estimates and assumptions are included in the table below). The results of step one indicated that it was necessary to perform the second step analysis in seven of the 23 reporting units. The fair values for two of the seven markets were marginally above book value. Management believes that these approaches are commonly used methodologies for valuing broadcast radio stations and that a six times multiple is an appropriate measurement given the recent fall in market valuations of broadcast radio stations together with a historically low level of market transactions in recent months. The marginal stations were included in the Company’s step two impairment testing due to the subjective nature of the step one analysis (unobservable inputs) and the sensitivities inherent in these calculations. Factors contributing to the determination of the reporting unit’s operating performance were historical performance and/or management’s estimates of future performance.

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

The following table reflects certain key estimates and assumptions since the most recent prior impairment test in the fourth quarter of 2008. In general, when comparing between the second quarter of 2009 and the fourth quarter of 2008: (1) the discount rate, which was estimated using required returns on debt and equity of publicly traded radio companies, did not change; (2) the market long-term revenue growth rate was consistent; however, current period revenues were less than previously projected for 2009; and (3) the market multiple used in step one of the market valuation approach did not change.

	Estimates And Assumptions
	Second	Fourth
	Quarter	Quarter
	2009	2008
Discount rate	10.6%	10.6%
Long-term revenue growth rate range of the Company’s markets	1.0% to 2.5%	1.0% to 2.0%
Market multiple used in step one of the market valuation approach	6.0x	6.0x

(B) Definite-Lived Intangibles

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, and acquired advertising contracts. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the years ended December 31, 2011, 2010 and 2009, the Company reviewed the carrying value and the useful lives of these assets and determined they were appropriate.

See Note 5 for: (1) a listing of the assets comprising definite-lived assets, which are included in deferred charges and other assets on the balance sheets; (2) the Company’s estimate of amortization expense for definite-lived assets in future periods; and (3) the amount of amortization expense for definite-lived assets.

5.	DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets, including definite-lived intangible assets, consist of the following as of the periods indicated:

	Deferred Charges And Other Assets
	December 31,
	2011			2010
	Asset	Reserve	Net	Asset	Reserve	Net	Period Of Amortization
	(amounts in thousands)
Deferred contracts and other agreements	$1,788	$1,049	$739	$1,588	$929	$659	Term of contract
Advertiser lists and customer relationships	817	701	116	656	653	3	3 years

Total definite-lived intangibles	2,605	1,750	855	2,244	1,582	662

Debt issuance costs	21,746	1,584	20,162	15,482	10,546	4,936	Term of debt
Prepaid assets - long-term	1,457	—	1,457	1,995	—	1,995
Software costs and other	12,137	10,096	2,041	12,629	9,659	2,970

	$37,945	$13,430	$24,515	$32,350	$21,787	$10,563

The following table presents the various categories of amortization expense for the periods indicated, including deferred financing expense which is reflected as interest expense:

	Amortization Expense
	For The Years Ended December 31,
	2011	2010	2009
	(amounts in thousands)
Definite-lived assets	$284	$197	$246
Deferred financing expense	3,567	3,912	1,518
Software costs	667	1,100	1,294

Total amortization expense for deferred charges and other assets	$4,518	$5,209	$3,058

The following table presents the Company’s estimate of amortization expense, for each of the five succeeding years for: (1) deferred charges and other assets; and (2) definite-lived assets:

	Future Amortization Expense
	Total	Other	Definite-Lived Assets
Years ending December 31,	(amounts in thousands)
2012	$3,764	$3,582	182
2013	3,611	3,457	154
2014	3,104	2,998	106
2015	3,014	2,947	67
2016	2,904	2,855	49
Thereafter	6,252	5,955	297

Total	$22,649	$21,794	$855

6.	OTHER CURRENT AND LONG-TERM LIABILITIES

Other Current Liabilities

Accrued compensation and other current liabilities consist of the following as of the periods indicated:

	Accrued Compensation And Other Current Liabilities
	December 31,
	2011	2010
	(amounts in thousands)
Accrued compensation	$6,323	$5,803
Accounts receivable credits	1,657	1,909
Derivative valuation - short-term	1,346	2,958
Advertiser obligations	1,067	1,110
Accrued interest payable	3,130	204
Other	1,159	1,492

	$14,682	$13,476

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

The following table reflects deferred rent liabilities included under other long-term liabilities as of the periods indicated:

	Deferred Rent Liabilities
	December 31,
	2011	2010
	(amounts in thousands)
Deferred rent liabilities	$3,592	$3,401

7.	LONG-TERM DEBT

Long-term debt, including financing method lease obligations, was comprised of the following as of the periods indicated:

	Long-Term Debt
	December 31,
	2011	2010
	(amounts in thousands)
Credit Facility
Revolver, due November 23, 2016 (A)	$10,000	$—
Term B Loan, due November 23, 2018 (A)	375,000	—
Senior Notes
10.5% senior unsecured notes, due December 1, 2019 (B)	220,000	—
Former Facility
Revolver, due June 30, 2012 (A)	—	365,000
Term Loan, due June 30, 2012 (A)	—	285,000
Other
Financing Method Lease Obligations (C)	12,610	12,610
Other	121	148

Total	617,731	662,758
Current amount of long-term debt	(3,778)	(165,026)
Unamortized original issue discount	(2,897)	—

Total long-term debt	$611,056	$497,732

Outstanding standby letter of credit	$570	$670

(A) Senior Debt

The Credit Facility

On November 23, 2011, the Company entered into a new credit agreement with a syndicate of lenders for a $425 million senior secured credit facility (the “Credit Facility”), that is comprised of: (a) a $50 million revolving credit facility (the “Revolver”) that matures on November 23, 2016; and (b) a $375 million term loan (the “Term B Loan”) that matures on November 23, 2018. The Term B Loan amortizes in: (1) quarterly installments of $0.9 million with the first such payment being due and payable on March 31, 2012; (2) mandatory prepayments as described below; and (3) any remaining principal and interest is due at maturity.

The Company used the proceeds from the Revolver, the Term B Loan and the issuance of 10.5% senior unsecured notes (the “Senior Notes”) to pay all of the outstanding debt under its former credit agreement (the “Former Facility”), along with transaction costs for both the Credit Facility and the Senior Notes. The Company expects to use the Revolver to: (1) provide for working capital; and (2) provide for general corporate purposes, including capital expenditures and any or all of the following (subject to certain restrictions): repurchases of Class A common stock, repurchases of the Company’s Senior Notes, dividends, investments and acquisitions. The Credit Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly owned subsidiaries. In addition, the Credit Facility is secured by a lien on substantially all of the Company’s assets, with limited exclusions (including the Company’s real property). The assets securing the Credit Facility are subject to customary release provisions which would enable the Company to sell such assets free and clear of encumbrance, subject to certain conditions and exceptions.

The undrawn amount of the Revolver was $39.4 million as of December 31, 2011. The amount of the Revolver available to the Company is a function of covenant compliance at the time of borrowing. Based on the Company’s financial covenant analysis as of December 31, 2011, the Company would not be limited in these borrowings.

The Credit Facility requires the Company to maintain compliance with specific financial covenants. Specifically, the Credit Facility requires the Company to comply with certain financial covenants which are defined terms within the agreement, including:

•	a maximum Consolidated Leverage Ratio that cannot exceed 7.25 times through June 30, 2012, which decreases over time to 4.50 times as of March 31, 2016 and thereafter; and

•	a minimum Consolidated Interest Coverage Ratio of 1.5 times through December 31, 2012, which increases over time to 2.0 times as of September 30, 2015 and thereafter.

Management believes that the Company is in compliance with all financial covenants and all other terms of the Credit Facility as of December 31, 2011. The Company’s ability to maintain compliance with its covenants will be highly dependent on its results of operations. A default under the Company’s Credit Facility or the indenture governing the Company’s Senior Notes could cause a cross default. Any event of default, therefore, could have a material adverse effect on our business and financial condition.

Depending on the Consolidated Leverage Ratio, the Company may elect an interest rate per annum equal to: (1) the Eurodollar London Interbank Offered Rate (“LIBOR”) interest rate plus fees that can range from 4.5% to 5.0% for the Revolver and from 4.75% to 5.0% for the Term B Loan; or (2) the Base Rate plus fees that can range from 3.5% to 4.0% for the Revolver and from 3.75% to 4.0% for the Term B Loan, where the Base Rate is the highest of: (a) the administrative agent’s prime rate; (b) the Federal Funds Rate plus 0.5%; or (c) the LIBOR Rate plus 1.0%. The Term B Loan includes a LIBOR Rate floor of 1.25%. In addition, the Revolver requires the Company to pay a commitment fee of 0.5% per annum for the unused amount.

The Term B Loan requires: (1) mandatory prepayments equal to 50% of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs to 0%, depending on the Consolidated Leverage Ratio; and (2) mandatory prepayments from certain events such as the sale of certain property or the issuance of debt.

Management believes that over the next 12 months the Company can continue to maintain its compliance with these covenants. Management believes that cash on hand and cash from operating activities, together with available borrowings under the Revolver, will be sufficient to permit the Company to meet its liquidity requirements over the next 12 months, including its debt repayments. The Company’s operating cash flow remains positive, and management believes that it is adequate to fund the Company’s operating needs. As a result, the Company has not been required to rely upon, and the Company does not anticipate being required to rely upon, the Revolver to fund its operations. The Company plans to use cash flow from operations to fund the amortization of Term B Loan.

Failure to comply with the Company’s financial covenants or other terms of its Credit Facility and any subsequent failure to negotiate and obtain any required relief from its lenders could result in the acceleration of the maturity of all outstanding debt. Under these circumstances, the acceleration of the Company’s debt could have a material adverse effect on its business. In addition, the Company may seek from time to time to amend its Credit Facility or obtain other funding or additional funding, which may result in higher interest rates.

As of December 31, 2011, the Company’s Consolidated Leverage Ratio was 6.0 times and the Consolidated Interest Coverage Ratio was 4.9 times.

For accounting purposes, the Term B Loan was treated as new debt while the Revolver was treated as debt extinguishment and modification. As a result, unamortized deferred financing costs were adjusted during the fourth quarter of 2011 as follows: (1) $0.3 million under the Former Facility’s term loan were written off as a net loss on extinguishment of debt; and (2) $0.8 million under the Former Facility’s revolving credit were written off as a net loss on extinguishment of debt and $0.3 million of unamortized deferred financing costs under the Former Facility’s revolving credit were deferred (to be amortized on a straight-line basis over the term of the Revolver). In addition, the Company recorded new deferred financing costs of: (i) $12.8 million for the Term B Loan that will be amortized under the effective interest rate method over the term; and (ii) $1.2 million for the Revolver that will be amortized under the straight-line method over the term.

The weighted average interest rate under the senior debt as of December 31, 2011 and 2010, before taking into account the subsequent year’s impact of the Company’s outstanding derivative interest rate instrument, was 6.30% and 1.40%, respectively.

The Company’s Former Credit Agreement

The Company’s Former Facility consisted of: (1) a revolving credit facility of $650 million, of which $535.5 million was outstanding and paid in full as of the refinancing on November 23, 2011; and (2) a term loan of $400 million, of which $60.0 million was outstanding and paid in full as of the refinancing on November 23, 2011. The Former Facility was secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly owned subsidiaries. In addition, the Former Facility was secured by a lien on substantially all of the Company’s assets, with limited exclusions (including the Company’s real property).

Key terms of the Former Facility were as follows:

•

Certain financial covenants, which were defined terms within the agreement, required the Company to comply with: (1) a maximum Consolidated Leverage Ratio of 6.0 times; and (2) a minimum Consolidated Interest Coverage Ratio of 2.0 times; and

•

Depending on the Consolidated Leverage Ratio, the Company could elect an interest rate equal to: (1) the LIBOR Rate plus fees that ranged from 0.5% to 2.5%; or (2) the Base Rate plus fees that ranged from 0% to 1.5%, where the Base Rate was the highest of: (a) the Federal Funds Rate plus 0.5%; (b) the LIBOR Rate plus 1.0%; and (c) the Prime Rate.

The amendment in March 2010 to the Former Facility was treated as a modification to a debt instrument. As a result, in the first quarter of 2010, the Company recorded deferred financing costs of $5.2 million related to the amendment which were amortized over the remaining life of the Former Facility on: (1) a straight-line basis for the revolving credit facility; and (2) an effective interest rate method for the term loan. In addition, unamortized deferred financing costs of $3.1 million as of the amendment date were amortized over the remaining life of the Former Facility.

Prior to the Amendment the interest rate was: (1) the LIBOR rate plus a rate that ranged from 0.5% to 1.13%; or (2) the greater of prime rate plus a rate that ranged from 0% to 0.13% or the federal funds rate plus a rate that ranged from 0.50% to 0.63%.

(B) Senior Unsecured Debt

The Senior Notes

Simultaneously with entering into the Credit Facility on November 23, 2011, the Company issued and sold 10.5% unsecured senior notes, or the Senior Notes, that mature on December 1, 2019 in the amount of $220.0 million. The Company received net proceeds of $212.7 million, which includes a discount of $2.9 million and deferred financing costs of $5.9 million, will be amortized over the term under the effective interest rate method. As of any reporting period, the amount of any unamortized discount is reflected on the balance sheet as an offset to the $220.0 million liability.

Interest on the Senior Notes accrues at the rate of 10.5% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2012. The Senior Notes are in minimum denominations of $2,000. The Senior Notes may be redeemed at any time on or after December 1, 2015 at a redemption price of 105.25% of their principal amount plus accrued interest. The redemption price decreases to 102.625% of their principal amount plus accrued interest on or after December 1, 2016 and 100% on or after December 1, 2017. The Senior Notes are unsecured and rank: (1) senior in right of payment to the Company’s future subordinated debt; (2) equally in right of payment with all of the Company’s existing and future senior debt; (3) effectively subordinated to the Company’s existing and future secured debt (including the debt under the Company’s Credit Facility), to the extent of the value of the collateral securing such debt; and (4) structurally subordinated to all of the liabilities of the Company’s subsidiaries that do not guarantee the Senior Notes, to the extent of the assets of those subsidiaries.

In addition to the parent, Entercom Communications Corp., all of the Company’s existing subsidiaries (other than Entercom Radio, LLC (“Radio”), which is a finance subsidiary and is the issuer of the Senior Notes), jointly and severally guaranteed the Senior Notes. Under certain covenants, the Company’s subsidiary guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Senior Notes, and the subsidiary guarantors are limited in their ability to incur additional indebtedness under certain restrictive covenants. See Note 19 for financial statements of parent as guarantor.

A default under the Company’s Senior Notes could cause a default under the Company’s Credit Facility. Any event of default, therefore, could have a material adverse effect on the Company’s business and financial condition.

The Company may from time to time seek to repurchase and retire its outstanding debt through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

7.625% Senior Subordinated Notes

In March 2002, the Company issued $150.0 million in 7.625% senior subordinated Notes (“7.625% Notes”) due March 1, 2014 and received net proceeds of $145.7 million. There was approximately $4.3 million in deferred offering costs recorded in connection with the sale, which was amortized to interest expense over the life of the 7.625% Notes using the effective interest rate method. Interest on the 7.625% Notes accrued at the rate of 7.625% per annum. The 7.625% Notes were unsecured and ranked junior to the Company’s senior indebtedness. In addition to the parent, Entercom Communications Corp., all of the Company’s subsidiaries (other than Radio, which was the issuer of the 7.625% Notes) fully and unconditionally guaranteed jointly and severally these 7.625% Notes (see Note 7 (I) Guarantor And Non-Guarantor Financial Information). Effective March 1, 2010, the 7.625% Notes were redeemable at a redemption price of 100.0% of their principal amount plus accrued interest.

(C) Debt Extinguishment

The following table presents for the periods indicated the amount of gain or loss recorded on debt extinguishment along with the amount of debt that was retired early:

	Debt Extinguishment
	Years Ended December 31,
	2011	2010	2009
	(amounts in thousands)
Write-off of unamortized deferred financing costs	$1,144	$62	$844
Gain on debt extinguishment	—	—	(21,649)

Net (gain) loss on debt extinguishment	$1,144	$62	$(20,805)

Amount of debt retired early	$595,500	$6,579	$76,921

(D) Net Interest Expense

The components of net interest expense are as follows:

	Net Interest Expense
	Years Ended December 31,
	2011	2010	2009
	(amounts in thousands)
Interest expense	$14,790	$13,624	$15,221
Amortization of deferred financing costs	3,567	3,912	1,518
Amortization of original issue discount of senior notes	25	—	—
Interest expense on interest rate hedging	6,568	12,974	14,490
Interest income and other investment income	(31)	(19)	(58)

Total net interest expense	$24,919	$30,491	$31,171

(E) Financing Method Lease Obligations

In September 2009, the Company entered into an agreement to sell certain tower facilities and lease back most of these tower sites for use by the Company’s radio stations. This transaction is accounted for under the financing method as described more fully under Note 8.

(F) Interest Rate Transactions

The Company enters into interest rate transactions from time to time with different lenders to diversify its risk associated with interest rate fluctuations of its variable rate debt. See Note 9 for the accounting for these transactions. Under these transactions, the Company agrees with other parties (participating members of the Company’s senior credit facilities) to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt.

The Company’s credit exposure under these hedging agreements, or similar agreements the Company may enter into in the future, is the cost of replacing such agreements in the event of nonperformance by the Company’s counterparty. To minimize this risk, the Company selects high credit quality counterparties. For those interest rate transactions with the same counterparty, a master netting agreement exists which, under certain circumstances, allows the Company and the counterparty to settle financial assets and liabilities on a net basis.

(G) Aggregate Principal Maturities

The minimum aggregate principal maturities on the Company’s outstanding debt are as follows:

	Principal Debt Maturities
	Credit Facility	Senior Notes	Finance Method Lease Obligations	Other	Total
	(amounts in thousands)
Years ending December 31:
2012	$3,750	$—	$—	$29	$3,779
2013	3,750	—	12,610	30	16,390
2014	3,750	—	—	28	3,778
2015	3,750	—	—	5	3,755
2016	13,750	—	—	5	13,755
Thereafter	356,250	220,000	—	24	576,274

Total	$385,000	$220,000	$12,610	$121	$617,731

(H) Outstanding Letters Of Credit

The Company is required to maintain a standby letter of credit, primarily in connection with insurance coverage as described in Note 19. See Note 7 for the amount of the outstanding standby letter of credit.

(I) Guarantor and Non-Guarantor Financial Information

Radio, which is a wholly owned subsidiary of Entercom Communications Corp., holds the ownership interest in various subsidiary companies that own the operating assets, including broadcasting licenses, permits and authorizations. Radio (1) is the borrower under the Credit Facility, as described in Note 7(A); and (2) is the issuer of the Senior Notes, as described in Note 7(B). Entercom Communications Corp. and each direct and indirect subsidiary of Radio is a guarantor of Radio’s obligations under both the Credit Facility and the Senior Notes.

Separate condensed consolidating financial information is not included as Entercom Communications Corp. does not have independent assets or operations, Radio is a 100% owned finance subsidiary of Entercom Communications Corp., and all guarantees by Entercom Communications Corp. and its subsidiaries are full, unconditional (subject to the customary automatic release provisions), joint and several under its Credit Facility and are full, unconditional, joint and several under its Senior Notes.

Under the Credit Facility, Radio is permitted to make distributions to Entercom Communications Corp. in amounts as defined, which are required to pay Entercom Communications Corp.’s reasonable overhead costs, including income taxes and other costs associated with conducting the operations of Radio and its subsidiaries. The similar concepts applied to the Former Facility.

Under the indenture governing the Senior Notes, Radio is permitted to make distributions to Entercom Communications Corp. in amounts, as defined, that are required to pay Entercom Communications Corp’s overhead costs and other costs associated with conducting the operations of Radio and its subsidiaries. The similar concepts applied to the 7.625% Notes.

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

The following table presents future minimum interest and principal payments and future minimum lease payments due under financing method leases:

	Financing Method Lease Obligations
	December 31, 2011
	Principal	Interest	Total	Minimum Lease Payments
	(amounts in thousands)
Years ending December 31,
2012	$—	$747	$747	$747
2013	12,610	385	12,995	771
2014	—	—	—	794
2015	—	—	—	818
2016	—	—	—	842
Thereafter	—	—	—	18,951

Total financing method lease obligations	12,610	1,132	13,742
Less current portion	—	747	747

Long term financing method lease obligations, net	$12,610	$385	$12,995

Total minimum lease payments				$22,923

The following table presents property and equipment held under financing method leases, by major category, which represent components of property and equipment included in the balance sheet under property and equipment, as of the periods presented:

	Net Property And Equipment Held Under Finance Method Lease Obligations
	December 31,
	2011	2010
	(amounts in thousands)
Land and land improvements	$843	$843
Building	358	358
Leasehold improvements	11	11
Equipment	3,863	3,863
Leasehold premium	885	885

Total	5,960	5,960
Less accumulated depreciation	(4,593)	(4,394)

Property and equipment held under financing method leases, net	$1,367	$1,566

See Note 7 for the amount of financing method lease obligations outstanding as of December 31, 2011 and 2010.

The following table presents, for the periods indicated, the amount of: (1) depreciation expense attributable to assets held under financing method leases; and (2) the interest expense associated with financing method lease obligations:

	Years Ended December 31,
	2011	2010
	(amounts in thousands)
Interest expense for financing method lease obligations	$719	$701

Depreciation expense attributable to assets held under financing method	$199	$214

9.	DERIVATIVE AND HEDGING ACTIVITIES

The Company from time to time enters into derivative financial instruments, including interest rate hedging transactions, to manage its exposure to fluctuations in interest rates under the Company’s variable rate debt.

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

As of December 31, 2011 and 2010, the Company had outstanding the aggregate notional amounts of $100.0 million and $475.0 million, respectively, of interest rate transactions.

The following table provides the details of the interest rate transaction outstanding as of December 31, 2011:

Type Of Hedge	Notional Amount	Effective Date	Fixed LIBOR Rate	Expiration Date
	(amounts (in millions)
Swap	$100.0	May 28, 2008	3.62%	May 28, 2012

Hedge Accounting Treatment

During the period of an interest rate hedging relationship, the Company’s variable rate debt is expected to be greater than the notional amount of the derivative rate hedging transactions. These transactions are tied to the one-month LIBOR interest rate. Under a fixed rate swap, the Company pays a fixed rate on a notional amount to the counterparty, and the counterparty pays to the Company a variable rate on the notional amount equal to the Company’s LIBOR borrowing rate. A Collar establishes two separate agreements: an upper limit, or cap, and a lower limit, or floor, for the Company’s LIBOR borrowing rate.

All of the Company’s interest rate transactions entered into in 2008 received hedge accounting treatment, which treatment continued throughout their terms for all hedges other than the hedge with an expiration date of May 28, 2012. In connection with the refinancing on November 23, 2011 (see Note 7(A)), this hedge, which was not terminated, no longer received hedge accounting treatment as the hedge was not effective due to the refinancing. As a result, the Company reclassified as of November 23, 2011 all amounts remaining in accumulated other comprehensive income to the statement of operations.

Non-Hedge Accounting Treatment

For the interest rate transaction with an expiration date of May 28, 2012, the Company recognized non-hedge accounting treatment covering the period from November 23, 2011 through December 31, 2011.

The following tables include those derivatives that expired during the periods indicated:

	Expired Derivatives Years Ended December 31, 2011
Type Of Hedge	Notional Amount	Effective Date		Collar	Fixed LIBOR Rate		Expiration Date
	(amounts
	(in millions)
Swap	$150.0	January 28, 2008		n/a	3.03%		January 28, 2011
Collar	100.0	February 28, 2008	[	Cap	4.00%	]	February 28, 2011
				Floor	2.14%
Swap	125.0	March 28, 2008		n/a	2.91%		September 28, 2011

	375.0

	Expired Derivatives Years Ended December 31, 2010
Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed LIBOR Rate	Expiration Date
	(amounts
	(in millions)
Swap	$75.0	January 28, 2008	n/a	3.03%	January 28, 2010

The following is a summary of the gains (losses) related to the Company’s cash flow hedges for the periods indicated:

	Years Ended December 31,
Description	2011	2010	2009
	(amounts in thousands)
Type Of Derivative Designated As A Cash Flow Hedge	Interest Rate	Interest Rate	Interest Rate
Amount Of Gain (Loss) Recognized In OCI	$5,643	$6,155	$1,830
Location Of Gain (Loss) Reclassified From Accumulated OCI To Statement Of Operations	Interest Expense	Interest Expense	Interest Expense
Amount Of Gain (Loss) Reclassified From Accumulated OCI To Statement Of Operations	$(1,634)	$—	$—
Location Of Gain (Loss) In Statement Of Operations	Interest Expense	Interest Expense	Interest Expense
Amount Of Gain (Loss) In Statement Of Operations Due To Ineffectiveness	$288	$—	$—

The gains and losses were recorded to the statement of comprehensive income (loss) as these derivatives qualified for hedge accounting treatment (except as disclosed above under Non-Hedge Accounting Treatment). See Note 14 for the net change in the fair value. The fair value of these derivatives was determined using observable market-based inputs (a Level 2 measurement as described under Note 17) and the impact of the credit risk on a derivative’s fair value (the creditworthiness of the transaction’s counterparty for assets and the creditworthiness of the Company for liabilities).

As of November 23, 2011 the remaining amount in accumulated other comprehensive income related to these derivatives was reclassified to the statement of operations for the reasons described above.

The following table presents the accumulated derivative gain (loss) recorded in the statements of other comprehensive income (loss) as of the periods indicated:

	Fair Value Of Accumulated Derivatives Balance Outstanding
	2011	December 31, 2010	2009
		Assets (Liabilities)
	(amounts in thousands)
Beginning balance as of January 1	$(7,277)	$(13,432)	$(15,262)
Net unrealized gain (loss) on derivatives, net of taxes (benefit)	7,277	6,155	1,830

Ending balance	$—	$(7,277)	$(13,432)

The following is a summary of the fair value of the derivatives outstanding as of the periods indicated:

		Fair Value
		December 31,
	Balance Sheet Location	2011	2010
		Asset (Liability)
		(amounts in thousands)
Designated Derivatives
Interest rate hedge transactions	Current liabilities	$(1,346)	$(2,958)
Interest rate hedge transactions	Other long-term liabilities	$—	$(4,319)

10.	SHAREHOLDERS’ EQUITY

Conversion Of Class B Common Stock

Shares of Class B common stock are transferable only to Joseph M. Field, David J. Field, certain of their family members, their estates or trusts for any of their benefit. Upon any other transfer, shares of Class B common stock automatically convert into shares of Class A common stock on a one-for-one basis.

During the years ended December 31, 2011, 2010 and 2009, Joseph M. Field contributed to charitable entities 170,000, 90,000 and 150,000 shares, respectively. Upon the transfer of the stock, the shares were automatically converted to shares of Class A common stock.

Dividends

The Company does not currently pay, and has not paid during 2011 or 2010, dividends on its common stock. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in the Credit Facility.

Under the Credit Facility, the Company has $40 million available for dividends, share repurchases, investments and debt repurchases, which can be used when its pro forma Consolidated Leverage Ratio is less than or equal to 6.0 times (or the maximum permitted at the time if lower). The amount available can increase over time based upon the Company’s financial performance and used when its pro forma Consolidated Leverage Ratio is less than or equal to 5.0 times (or the maximum permitted at the time if lower). There are certain other limitations that apply to its use.

Dividend Equivalents

The Company’s grants of restricted stock units (“RSUs”) include the right, upon vesting, to receive a cash payment equal to the aggregate amount of dividends, if any, that holders would have received on the shares of common stock underlying their RSUs if such RSUs had been vested during the period.

The following table presents the amounts accrued and unpaid on unvested RSUs as of the periods indicated:

		Dividend Equivalent Liabilities
	Balance Sheet Location	December 31,
		2011	2010
Short-term	Other current liabilities	$52	$522
Long-term	Other long-term liabilities	228	276

Total		$280	$798

The following table presents: (a) the amount of dividend equivalents that were paid to the holders of RSUs that vested; and (b) the tax benefits that were recorded to paid-in capital:

	Years Ended December 31,
	2011	2010	2009
	(amounts in thousands)
Dividend equivalents paid	$512	$874	$756

Tax benefit recognized to paid-in capital(1)	$—	$—	$321

(1)	Due to the expected realization of the federal net operating loss carryback from 2008 to earlier years (see Note 13 for further discussion), in 2009 the Company recorded a tax benefit to paid-in capital for the amount paid in 2008 to the holders of RSUs that vested during the year ended December 31, 2008.

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

The following table presents for the periods indicated: (1) the shares of stock the Company was deemed to have repurchased; and (2) the amounts that the Company recorded as financing activity in the consolidated statements of cash flows:

	Years Ended December 31,
	2011	2010	2009
	(amounts in thousands)
Shares of stock deemed repurchased	297	182	83

Amount recorded as financing activity	$3,057	$1,628	$104

Expired Share Repurchase Program

The Company’s share repurchase program expired on June 30, 2009.

The following table provides a summary of the Company’s repurchase of common stock for the periods indicated:

Year Ended December 31, 2009
(amounts in thousands, except per share data)
Number of shares repurchased	663

The total cost to repurchase	$889

Average repurchase price per share	$1.34

11.	SHARE-BASED COMPENSATION

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

The Plan includes certain performance criteria for purposes of satisfying expense deduction requirements for income tax purposes. A sub-limit for RSUs was removed by shareholder vote at the Company’s May 2011 shareholders’ meeting.

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

RSU Activity

The following table presents for the periods indicated: (1) RSUs issued, net of forfeitures; (2) the increase (decrease) to paid-in capital over the vesting period of the RSUs; (3) the number of RSUs that were both vested and released; and (4) the unamortized compensation expense, net of forfeitures, related to unvested RSUs:

	Years Ended December 31,
	2011		2010		2009
	Shares	Amount	Shares	Amount	Shares	Amount
	(amounts in thousands)
RSUs issued	445	$4,721	1,024	$11,361	177	$311
RSUs forfeited	(28)	(474)	(85)	(1,242)	(92)	(2,590)
RSUs issued under OEP	—	—	—	—	712	1,188
Modification expense to existing RSUs	—	—	—	—	—	245

Net RSUs issued and increase (decrease) to paid-in capital	417	$4,247	939	$10,119	797	$(846)

RSUs vested and released	886		527		301

The following is a summary of the changes in RSUs under the Company’s Plan during the current period:

	Period Ended	Number Of Restricted Stock Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value As Of December 31, 2011
RSUs outstanding as of:	December 31, 2010	2,329,174
RSUs awarded		445,213
RSUs released		(885,878)
RSUs forfeited		(27,932)

RSUs outstanding as of:	December 31, 2011	1,860,577	$—	1.5	$11,442,549

RSUs vested and expected to vest as of:	December 31, 2011	1,705,617	$—	1.4	$9,954,522

RSUs exercisable (vested and deferred) as of:	December 31, 2011	86,996	$—	—	$535,025

Weighted average remaining recognition period in years		2.1

Unamortized compensation expense, net of estimated forfeitures		$8,646,401

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

During the first quarter of 2009, the Company modified certain RSUs with market conditions by removing the market condition. The modification expense was recognized over a revised service period.

The following table presents certain information for RSUs with market conditions for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
	(amounts in thousands, except years)
RSUs Granted With Market Conditions
Number of RSUs issued	—	300	—

Fair value per share of RSUs issued	$—	$3,219	$—

Amortization period of grant in years	—	1.6 -2.0	—

Reconciliation Of RSUs With Market Conditions
Beginning of period balance	300	113	318
Number of RSUs granted	—	300	—
Number of RSUs forfeited	—	(57)	(25)
Number of RSUs vested	—	(56)	—
Number of RSUs modified to remove market conditions	—	—	(180)

End of period balance	300	300	113

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

Options

Option Activity

The following table presents for the periods indicated: (1) the range of option exercise prices for options issued, which options were all issued at an exercise price of not less than market value; (2) number of options granted, which generally vest over a four-year period and expire ten years from the date of grant; (3) the weighted average fair value of each option granted; (4) the intrinsic value of options exercised; (5) cash received from options exercised; and (6) the accumulated unrecognized compensation costs related to unvested stock options, net of forfeitures, that are expected to be amortized in future periods over a weighted average period that is identified in another table under Note 11.

	Years Ended December 31,
Other Option Disclosures	2011		2010		2009
	(amounts in thousands, except per share amounts)
	Price Range		Price Range		Price Range
Price range of options issued	$—	$—	$12.08	$12.08	$1.34	$6.62

	Shares		Shares		Shares
Number of options issued	—		3		1,086

Fair value of options issued	$—		$7.84		$0.78

	Amount		Amount		Amount
Intrinsic value of options exercised	$528		$899		$—

Tax benefit from options exercised, before impact of valuation allowance	$209		$355		$—

Cash received from exercise price of options exercised	$72		$130		$—

The following table presents the option activity during the current year ended December 31, 2011 under the Company’s stock option plan:

	Period Ended	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value As of December 31, 2011
Options outstanding as of:	December 31, 2010	983,150	$3.02
Options granted		—	—
Options exercised		(53,625)	1.34
Options forfeited		(38,030)	1.46
Options expired		(15,470)	22.32

Outstanding as of:	December 31, 2011	876,025	$2.84	6.9	$3,876,728

Options vested and expected to vest as of:	December 31, 2011	855,248	$2.87	6.9	$3,781,429

Options vested and exercisable as of:	December 31, 2011	395,734	$4.33	6.6	$1,651,041

Weighted average remaining recognition period in years		1.1

Unamortized compensation expense, net of estimated forfeitures		$213,999

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
Exercise Prices		Number Of Options Outstanding December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Of Options Exercisable December 31, 2011	Weighted Average Exercise Price
$1.34	$1.34	802,775	7.0	$1.34	341,653	$1.34
$2.02	$12.08	51,750	6.9	$9.25	32,581	$9.71
$33.90	$47.77	8,500	2.7	$36.86	8,500	$36.86
$48.00	$48.21	13,000	0.4	$48.03	13,000	$48.03

$1.34	$48.21	876,025	6.9	$2.84	395,734	$4.33

Valuation Of Options

The fair value of each option grant, using the Black-Scholes option-pricing model, was estimated on the date of each grant. The following table presents the range of the assumptions used to determine the fair value over the periods indicated:

	Option Valuation Estimates
	Years Ended December 31,
	2011	2010	2009
Expected life (years)	no options issued	6.3	6.3
Expected volatility factor (%)	no options issued	69.2%	54.9% to 68.0%
Risk-free interest rate (%)	no options issued	3.0%	2.2% to 3.3%
Expected dividend yield (%)	no options issued	0.0%	0.0%

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

Recognized Non-Cash Compensation Expense

Stock-based compensation expense consisted primarily of RSU awards. The following table summarizes recognized stock-based compensation expense related to: (1) awards of RSUs and employee stock options; and (2) purchases under the employee stock purchase plan until such plan expired on March 31, 2009:

	Years Ended December 31,
	2011	2010	2009
	(amounts in thousands)
Station operating expenses	$776	$1,357	$1,976
Corporate general and administrative expenses	6,895	4,171	4,912

Stock-based compensation expense included in operating expenses	7,671	5,528	6,888
Income tax benefit (net of a valuation allowance in prior years)	2,107	—	—

Total stock-based compensation expense, net of income tax benefit	$5,564	$5,528	$6,888

12.	NET INCOME PER COMMON SHARE

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

For the periods indicated, the following tables present the computations of basic and diluted net income per share:

	Computation Of Net Income (Loss) Per Share
	Year Ended December 31, 2011
	(amounts in thousands, except share and per share data)
	Net Income (Loss)	Shares	Net Income (Loss) Per Share
Basic net income (loss) per common share:
Net income (loss)	$68,510	36,369,410	$1.88

Impact of equity awards		1,394,555

Diluted net income (loss) per common share:
Net income (loss)	$68,510	37,763,965	$1.81

	Computation Of Net Income (Loss) Per Share
	Year Ended December 31, 2010
	(amounts in thousands, except share and per share data)
	Net Income (Loss)	Shares	Net Income (Loss) Per Share
Basic net income (loss) per common share:
Net income (loss)	$46,436	35,712,026	$1.30

Impact of equity awards		1,967,360

Diluted net income (loss) per common share:
Net income (loss)	$46,436	37,679,386	$1.23

	Computation Of Net Income (Loss) Per Share
	Year Ended December 31, 2009
	(amounts in thousands, except share and per share data)
	Net Income (Loss)	Shares	Net Income (Loss) Per Share
Basic net income (loss) per common share:
Net income (loss)	$5,398	35,321,431	$0.15

Impact of equity awards		1,081,369

Diluted net income (loss) per common share:
Net income (loss)	$5,398	36,402,800	$0.15

Incremental Shares Disclosed As Anti-Dilutive

For the periods indicated, the following table provides the incremental shares excluded as they were anti-dilutive under the treasury stock method:

	Impact Of Equity Awards
	Years Ended December 31,
	2011	2010	2009
	(amounts in thousands, except per share data)
Dilutive or anti-dilutive for all potentially dilutive equivalent shares	dilutive	dilutive	anti-dilutive
Excluded shares as anti-dilutive under the treasury stock method
Price range of options excluded: from	$8.21	$9.63	$3.46

Price range of options excluded: to	$48.21	$48.21	$48.21

Options excluded	54	66	917

RSUs with service conditions	945	43	748
RSUs with service and market conditions	200	200	56

Total RSUs excluded	1,145	243	804

13.	INCOME TAXES

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

Expected And Reported Income Taxes (Benefit)

Income tax expense (benefit) computed using the United States federal statutory rates is reconciled to the reported income tax expense (benefit) as follows:

	Years Ended December 31,
	2011	2010	2009
	(amounts in thousands)
Federal statutory income tax rate	35%	35%	35%
Computed tax expense (benefit) at federal statutory rates on income (loss) before income taxes (benefit)	$18,223	$23,461	$59
State income tax expense (benefit), net of federal benefit	(1,037)	2,572	552
Federal tax expense associated with non-amortizable assets	—	19,246	—
Non recognition of expense due to full valuation allowance	—	(22,842)	(1,047)
Valuation allowance current year activity	(37,505)	—	—
Reversal of net tax on derivative liability	2,547	—	—
Decrease in valuation allowance for change in federal net operating loss carryback rules	—	(149)	(6,696)
Change in uncertain tax positions	—	(2,458)	433
Nondeductible expenses and other	1,328	765	1,170

Income taxes (benefit)	$(16,444)	$20,595	$(5,529)

For The Year Ended December 31, 2011

The effective income tax rate (benefit) was (31.6%). The difference between the federal statutory rate of 35.0% and the effective tax rate was primarily due to a reversal of the full valuation allowance against the Company’s deferred tax assets for the reasons as described below under Valuation Allowance For Deferred Tax Assets.

For the Year Ended December 31, 2010

The effective income tax rate was 30.7%. The difference between the federal statutory rate of 35.0% and the effective tax rate was primarily due to: (1) tax expense associated with non-amortizable assets such as broadcasting licenses and goodwill; (2) non-recognition of tax expense due to a full valuation allowance; (3) a decrease in the liability for uncertain tax positions for the reasons described below under Liabilities For Uncertain Tax Positions; and (3) permanent differences that are not fully deductible for tax purposes.

For the Year Ended December 31, 2009

The Company’s tax benefit as a percentage of pre-tax loss from continuing operations was not numerically relevant. The difference between the federal statutory tax rate of 35% and the effective tax rate is primarily due to: (1) a valuation allowance; (2) state tax provisions; and (3) permanent differences that are not fully deductible for tax purposes.

The effective income tax benefit of $5.5 million primarily resulted from a change in tax legislation during the fourth quarter of 2009 that allowed net operating losses to be carried back for up to five years rather than two years. As a result, the Company applied for a tax refund in excess of $7.0 million using its 2008 net operating loss. Included in the tax refund was the realization of $0.3 million in dividend equivalent payments, which were recorded as an increase to paid-in capital. Due to the expected refund from the Internal Revenue Service, the Company’s full valuation allowance against this deferred tax asset was reversed. The Company also recorded the expected refund from the Internal Revenue Service as prepaid and refundable income taxes as of December 31, 2010.

In connection with the recording of a $67.7 million impairment loss during the year ended December 31, 2010, the Company recorded an income tax benefit of $26.7 million and a full valuation allowance.

Income Tax Expense

Income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 is summarized as follows:

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$—	$(2,608)	$(6,378)
State	(1,643)	150	849

Total current	(1,643)	(2,458)	(5,529)

Deferred:
Federal	(16,286)	19,246	—
State	1,485	3,807	—

Total deferred	(14,801)	23,053	—

Total income taxes (benefit)	$(16,444)	$20,595	$(5,529)

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

The tax effects of significant temporary differences that comprise the net deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
	(amounts in thousands)
Deferred tax assets:
Employee benefits	$910	$860
Deferred compensation	547	438
Provision for doubtful accounts	1,304	1,235
Derivative financial instruments	529	1,169
Other	256	336

Total current deferred tax assets before valuation allowance	3,546	4,038
Valuation allowance	(428)	(3,261)

Total current deferred tax assets - net	3,118	777

Federal and state income tax loss carryforwards	66,129	46,723
Share-based compensation	2,579	3,292
Investments - impairments	450	450
Lease rental obligations	2,201	1,343
Deferred compensation	2,856	2,735
Other	1,292	3,019

Total non-current deferred tax assets before valuation allowance	75,507	57,562
Valuation allowance	(9,114)	(47,929)

Total non-current deferred tax assets - net	66,393	9,633

Total deferred tax assets	$69,511	$10,410

Deferred tax liabilities:
Advertiser broadcasting obligations	$(83)	$(126)

Total current deferred tax liabilities	(83)	(126)

Deferral of gain recognition on the extinguishment of debt	(7,645)	(7,635)
Property, equipment and certain intangibles (other than broadcasting licenses and goodwill)	(955)	(2,649)
Broadcasting licenses and goodwill	(69,110)	(23,053)

Total non-current deferred tax liabilities	(77,710)	(33,337)

Total deferred tax liabilities	$(77,793)	$(33,463)

Total net deferred tax liabilities	$(8,282)	$(23,053)

Valuation Allowance For Deferred Tax Assets

The Company was impacted by the economic downturn which resulted in impairments to its broadcast licenses and goodwill in 2008 and 2007. Due to these impairment losses and their impact on cumulative three-year income, the Company established a deferred tax asset valuation allowance in 2008.

During the second quarter of 2011, management determined that on a more likely than not realization basis, this full valuation allowance was no longer required. Contributing to this assessment were sufficient positive indicators such as, but not limited to, the then present economic conditions (as compared to the economic conditions when the valuation allowance was established), recent profitability, management’s expectation of future profitability, including available future taxable income under the current tax law to realize all of the tax benefits for deductible temporary differences and carryforwards. In addition, the Company does not have a history of its federal and certain state net operating loss carryforwards expiring unused.

The recoverability of the Company’s net deferred tax assets has been assessed utilizing projections based on the Company’s current operations. The projections show a significant decrease in tax amortization in the early years of the carryforward period as a significant portion of the Company’s intangible assets will be fully amortized during that time. Accordingly, the recoverability of the net deferred tax assets is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on this assessment, management determined that it is more likely than not that such assets will be realized, which resulted in a reversal of the full valuation allowance during 2011. The Company decreased its valuation allowance by $41.7 million to $9.5 million as of December 31, 2011 from $51.2 million as of December 31, 2010.

The following table presents the changes in the deferred tax asset valuation allowance for the periods indicated:

Year Ended	Balance At Beginning Year	Increase (Decrease) Charged/ (Credited) To Income Taxes (Benefit)	Increase (Decrease) Charged/ (Credited) To OCI	Increase (Decrease) To Balance Sheet	Balance At End Of Year
	(amounts in thousands)
December 31, 2011	$51,190	$(38,876)	$(2,772)	$—	$9,542
December 31, 2010	56,887	(3,239)	(2,458)		51,190
December 31, 2009	72,169	(5,444)	(1,181)	(8,657)	56,887

Liabilities For Uncertain Tax Positions

The Company classifies interest related to income tax liabilities as income tax expense, and penalties are recognized as a component of income tax expense. The income tax liabilities and accrued interest and penalties are presented as non-current liabilities, as payments are not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in other long-term liabilities in the consolidated balance sheets.

The Company’s liabilities for uncertain tax positions, which amounts were recorded as long-term liabilities in the balance sheets, are reflected in the following table as of the periods indicated:

	December 31,
	2011	2010
	(amounts in thousands)
Liabilities for uncertain tax positions
Tax	$684	$1,674
Interest and penalties	430	1,147

Total	$1,114	$2,821

The decrease in liabilities for uncertain tax positions for the years ended December 31, 2011 primarily reflects the expiration of statutes of limitation for certain tax jurisdictions. The Company reviews its estimates on a quarterly basis and any change in its liabilities for uncertain tax positions will result in an adjustment to its income tax expense in the statement of operations in each period measured.

The amounts for interest and penalties expense reflected in the statements of operations were eliminated in the statements of cash flows as no cash payments were made during these periods.

The following table presents, for the periods indicated, the expense (income) for uncertain tax positions, which amounts were reflected in the consolidated statements of operations as an increase (decrease) to income tax expense:

	Years Ended December 31,
	2011	2010	2009
	(amounts in thousands)
Tax expense (income)	$(990)	$(1,821)	$736
Interest and penalties (income)	(717)	(637)	265

Total income taxes (benefit) from uncertain tax positions	$(1,707)	$(2,458)	$1,001

The decrease in liabilities for uncertain tax positions for the years ended December 31, 2011 and 2010 primarily reflects the expiration of statutes of limitation for certain tax jurisdictions and in 2010, the conclusion of an audit with the Internal Revenue Service (the “IRS”).

The following table presents the gross amount of changes in unrecognized tax benefits for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
	(amounts in thousands)
Beginning of year balance	$(7,738)	$(9,548)	$(7,375)
Prior year positions
Gross Increases	—	—	(1,185)
Gross Decreases	708	2,489	—
Current year positions
Gross Increases	(1,431)	(1,017)	(1,386)
Gross Decreases	—	—	—
Settlements with tax authorities	—	—	—
Reductions due to statute lapse	281	338	398

End of year balance	$(8,180)	$(7,738)	$(9,548)

Ending liability balance included above that was reflected as an offset to deferred tax assets	$(7,495)	$(6,064)	$(5,047)

The gross amount of the Company’s unrecognized tax benefits is reflected in the above table which, if recognized, would impact the Company’s effective income tax rate in the period of recognition. The total amount of unrecognized tax benefits could increase or decrease within the next 12 months for a number of reasons including the expiration of statutes of limitations, audit settlements and tax examination activities.

As of December 31, 2011, there are certain unrecognized net tax benefits of $0.4 million (exclusive of interest and penalties) that over the next 12 months are subject to the expiration of various statutes of limitation. The Company believes that the total amount of unrecognized tax benefits will decrease by this amount over the next twelve months. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of statutes of limitations.

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

Income Tax Payments And Refunds

The following table provides the amount of income tax payments and income tax refunds for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
	(amounts in thousands)
State income tax payments	$82	$83	$192

Federal and state income tax refunds (1)	$492	$6,866	$19

(1)	Tax refunds in 2011 and 2010 were primarily comprised of refunds resulting from federal tax legislation during the fourth quarter of 2009 that allowed the Company to carryback its 2008 net operating loss for five years rather than for two years.

Net Operating Loss Carryforwards

The Company reversed a full valuation allowance against its deferred tax assets during the second quarter of 2011. The Company has recorded a valuation allowance, however, for certain of its state net operating losses (“ NOLs”) as the Company does not expect to obtain a benefit in future periods. For further discussion, see Valuation Allowance For Deferred Tax Assets under this note. Utilization in future years of the NOL carryforwards may be subject to limitations due to the changes in ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

Windfall tax benefits will be recognized for book purposes and recorded to paid-in capital only when realized. The Company does not recognize a deferred tax asset for unrealized tax benefits associated with the tax deductions in excess of the compensation recorded (excess tax benefit). The Company applies the “with and without” approach for utilization of tax attributes upon realization of NOLs in the future. This method allocates stock-based compensation benefits last among other tax benefits recognized.

In 2009, the Company utilized $5.2 million of capital loss carryovers, which was scheduled to expire in 2013. As a result, the Company’s 2009 NOL increased by the same amount.

	Net Operating Losses
	December 31, 2011
	NOLs	NOL Expiration Period
	(amounts in thousands)	(in years)
Federal NOL carryforwards	$151,594	2030 to 2032

State NOL carryforwards	$312,612	2012 to 2031

State income tax credit	$1,248	to 2017

Prior Period Correction

Included in the year ended December 31, 2011 is a prior period correction for the year ended December 31, 2008 of $6.0 million that was made to record an income tax benefit to other comprehensive income (loss) and to increase deferred income tax expense by the same amount. The prior period financial statements were not restated as this correction was considered to be immaterial to both our previously reported and current results of operations and financial position and had no impact on previously reported cash flows from operating, financing or investing activities.

In addition, during the year ended December 31, 2011, the Company noted errors related to its deferred tax expense for the three month periods ended September 30, 2011 and June 30, 2011 of $0.4 million and $1.6 million, respectively. These errors were primarily due to the netting of deferred tax liabilities from the amortization of tax deductible goodwill and FCC licenses, against its deferred tax assets. Since the deferred tax liabilities have indefinite lives, they should not have been netted against deferred tax assets with definite lives. The Company has corrected these errors during the three months and year ended December 31, 2011 by recognizing an additional $1.5 million in deferred tax expense in the periods, which includes a prior year adjustment of $0.5 million related to its liabilities for uncertain tax positions. The Company recorded the correction of these errors to the financial statements for the three months ended December 31, 2011 as these errors were not material to the financial statements for the three months ended June 30, 2011, September 30, 2011 and December 31, 2011.

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The Company’s accumulated comprehensive income (loss) consists of net income (loss) and other items recorded directly to the equity accounts.

The following table summarizes the types of other comprehensive income (loss) recorded to the statements of comprehensive income (loss) for the periods indicated:

Accumulated Other Comprehensive Income (Loss)

	Years Ended December 31,
Category	2011	2010	2009
	(amounts in thousands)
Accumulated other comprehensive income (loss) beginning balance	$(7,277)	$(13,432)	$(15,262)
Interest Rate Derivatives
Prior period correction recorded in the current period	5,998	—	—
Net gain (loss) on derivatives	5,643	6,155	1,830
Income (taxes) benefit	(2,149)	(2,431)	(721)

Net gain (loss) on derivatives, net of taxes and before valuation allowance	9,492	3,724	1,109
Valuation allowance - (decrease) increase	—	(2,431)	(721)

Net gain (loss), net of taxes	9,492	6,155	1,830
Reclassification to the income statement due to hedge ineffectiveness	(2,215)	—	—

Net activity	7,277	6,155	1,830

Accumulated other comprehensive income (loss) ending balance	$—	$(7,277)	$(13,432)

Prior Period Correction

Included in the years ended December 31, 2011 is a prior period correction for the year ended December 31, 2008 of $6.0 million that was made to record an income tax benefit to other comprehensive income (loss) and to increase deferred income tax expense by the same amount. The prior period financial statements were not restated as this correction was considered to be immaterial to both our previously reported and current results of operations and financial position and had no impact on previously reported cash flows from operating, financing or investing activities.

15.	SUPPLEMENTAL CASH FLOW DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES

The following table provides non-cash disclosures during the periods indicated:

	Years Ended December 31,
	2011	2010	2009
	(amounts in thousands)
Barter revenues	$3,847	$3,892	$4,256

Barter expenses	$3,955	$3,891	$4,233

Non-cash tangible assets	$—	$81	$—

16.	EMPLOYEE SAVINGS AND BENEFIT PLANS

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

	Years Ended December 31,
Benefit Plan Disclosures	2011	2010	2009
	(amounts in thousands)
Deferred compensation
Beginning of period balance	$6,622	$5,173	$3,714
Employee compensation deferrals	790	828	759
Employee compensation payments	(534)	(87)	(362)
Increase (decrease) in plan fair value	(54)	708	1,062

End of period balance	$6,824	$6,622	$5,173

401(k) Savings Plan

The Company has a savings plan which is intended to be qualified under Section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan, available to all eligible employees, and allows participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service.

Effective July 1, 2011, the Company reinstated its discretionary matching contribution, which is subject to certain conditions. The Company’s previous discretionary matching contribution was suspended in 2008.

The following table presents for the periods indicated the Company’s contribution to the 401K Plan:

	Years Ended December 31,
	2011	2010	2009
	(amounts in thousands)
401(K) savings plan expense	$477	$—	$—

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Of Financial Instruments Subject To Fair Value Measurements

The Company has determined the financial assets and liabilities subject to fair value measurement are: (1) interest rate derivative transactions as described under Note 9; (2) certain tangible and intangible assets subject to impairment testing as described in Note 4; (3) deemed deferred compensation plans as described in Note 16; (4) financial instruments as described in Note 7; (5) lease abandonment liabilities as described in Note 6; and (6) investments in cash equivalents.

The fair value is the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent to the inputs of the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy assigns the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

	December 31, 2011
	Value Measurements At Reporting Date Using
Description	Total	Quoted Prices In Active Markets For Identical Assets Or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Assets (Liabilities)
	(amounts in thousands)
Assets
Cash equivalents (1)	$3,625	$3,625	$—	$—

Liabilities
Deferred Compensation (2)	$(6,824)	$(6,824)	$—	$—

Interest Rate Cash Flow Hedges Designated
As Qualifying Instruments (3):
Short-term	$(1,346)	$—	$(1,346)	$—

Lease abandonment liability (4):
Short-term	$(54)	$—	$(54)	$—

Long-term	$(681)	$—	$(681)	$—

	December 31, 2010
	Value Measurements At Reporting Date Using
Description	Total	Quoted Prices In Active Markets For Identical Assets Or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Assets (Liabilities)
	(amounts in thousands)
Assets
Cash equivalents (1)	$3,540	$3,540	$—	$—

Liabilities
Deferred Compensation (2)	$(6,622)	$(6,622)	$—	$—

Interest Rate Cash Flow Hedges Designated
As Qualifying Instruments (3):
Short-term	$(2,958)	$—	$(2,958)	$—

Long-term	$(4,319)	$—	$(4,319)	$—

(1)	Cash equivalents, which are included under current assets as cash and cash equivalents, are invested in institutional money market funds. This investment is considered a Level 1 measurement, using quoted prices in active markets for identical investments.
(2)

The Company’s deferred compensation liability, which is included in other long-term liabilities, is recorded at fair value on a recurring basis. The unfunded plan allows participants to hypothetically invest in various specified investment options such as equity funds, stock funds, capital appreciation funds, money market funds, bond funds, mid-cap value funds and growth funds. The non-qualified deferred compensation plan liability is valued based on quoted market prices of the underlying investments. The Company classifies its non-qualified deferred compensation plan liability as Level 1.
(3)	For the Company’s interest rate hedges, the Company pays a fixed rate and receives a variable interest rate that is observable based upon a forward LIBOR interest rate curve and is therefore considered a Level 2 measurement. The Company factors into the fair value of its interest rate hedges an adjustment for a non-performance risk by either the Company and/or by the Company’s counterparty. The Company reflects the short-term derivative liability under current liabilities and long-term derivative liability under other long-term liabilities.
(4)	The Company’s lease abandonment liability is recorded at fair value on a recurring basis. The Company uses Level 2 inputs for its valuation methodology as the fair value is based on expected future cash flows of the underlying lease that are adjusted for a nonperformance risk by the Company. The Company reflects the short-term lease abandonment liability under current liabilities and long-term lease abandonment liability under other long-term liabilities.

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

For The Years Ended December 31, 2011 And 2010

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

For The Year Ended December 31, 2009

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis along with the fair value measurement of the impairment loss recognized:

Non-Recurring Assets Subject To Fair Value Measurement

	December 31, 2009
	(based on the valuation as of June 30, 2009)
	Fair Value Measurements Using
Description	Total	Quoted Prices In Active Markets For Identical Assets Or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	For The Year Ended December 31, 2009 Impairment Loss
	(amounts in thousands)
Net property and equipment	$70,527	$—	$—	$70,527	$—
Other intangibles, net	722	—	—	722	—
Goodwill	38,168	—	—	38,168	6,882
Radio broadcasting licenses	707,852	—	—	707,852	60,794

Total	$817,269	$—	$—	$817,269	$67,676

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

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Credit Facility (1)	$385,000	$385,000	$650,000	$619,713

Senior Notes (2)	$217,103	$216,696	$—	$—

Finance method lease obligations (3)	$12,610		$12,610

Letter of credit (4)	$570		$670

The following methods and assumptions were used to estimate the fair value of financial instruments:

(1)	Senior debt under the Credit Facility as of December 31, 2011 and under the Former Facility as of December 31, 2010: The Company’s determination of the fair value was based on a risk adjusted rate and is considered a Level 3 measurement.
(2)	The Senior Notes: We utilize a Level 1 valuation input based upon their market trading prices to compute the fair value as these Senior Notes are traded in the debt securities market.
(3)	Finance method lease obligations: The Company does not believe it is practicable to estimate the fair value of this obligation as it is unlikely that the Company will be required to repay the amount outstanding.
(4)	Outstanding standby letter of credit: The Company does not believe it is practicable to estimate the fair value of this financial instrument and does not expect any material loss from the resolution since performance is not likely to be required.

18.	ACQUISITION AND PRO FORMA SUMMARY

The Company consummated acquisitions of radio stations under the purchase method of accounting, and the purchase price was allocated to the assets based upon their respective fair values as determined as of the purchase date. The purchase price for acquisitions consummated subsequent to 2008 excludes transaction costs.

Acquisition During The Current Period

San Jose, California

On February 28, 2011, the Company acquired the assets of KUFX-FM, a radio station serving the San Jose, California, radio market, for $9.0 million in cash, of which $1.4 million was paid as a deposit in December 2010. The source of the funds used to complete this transaction was as follows: (1) $7.6 million from funds borrowed under the Company’s Former Facility; and (2) $1.4 million related to the December 2010 deposit from funds available from operating cash flow. In December 2010, the Company entered into an asset purchase agreement and a time brokerage agreement (“TBA”) under which the Company commenced operations on January 19, 2011. In connection with this acquisition, the Company recorded goodwill of $0.7 million, which is fully deductible for tax purposes, and indefinite lived intangible assets in the form of broadcasting licenses of $8.1 million. The acquisition of this station was not material to the Company’s results of operations for the year ended December 31, 2011.

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

The following presents the expense recognized in the consolidated statement of income as merger and acquisition costs:

Years Ended December 31, 2011
(amounts in thousands)
Merger expenses (legal and advisory expenses)	$767
Lease abandonment expense	775

Merger and acquisition costs	$1,542

19.	CONTINGENCIES, GUARANTOR ARRANGEMENTS AND COMMITMENTS

Contingencies

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial position, results of operations or cash flows.

Insurance

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

Broadcast Licenses

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

Music Licensing

The Company’s agreements with Broadcast Music, Inc. (“BMI”) and American Society of Composers, Authors and Publishers (“ASCAP”) each expired as of December 31, 2009. In January 2010, the Radio Music Licensing Committee (the “RMLC”), of which the Company is a participant, filed motions in the New York courts against BMI and ASCAP on behalf of the radio industry, seeking interim fees and a determination of fair and reasonable industry-wide license fees. During 2010, the courts approved reduced interim fees for ASCAP and BMI.

During January 2012, ASCAP and the RMLC entered into a settlement agreement that was approved by the court and covers the period from January 1, 2010 through December 31, 2016. This settlement also includes a credit for fees previously paid in 2010 and 2011, with such fees expected to be credited over the remaining period of the contract. The Company will record this benefit when realized as a reduction to its future station operating expenses in the statement of operations.

The final fees for BMI, as determined by the courts, may be retroactive to January 1, 2010 and may be different from these interim fees.

Commitments

Disposition Of Multiple Tower Sites

The Company completed the sale of certain tower sites in 2009. Due to the Company’s continuing involvement through a potential earn-out in the year 2013, the transaction was classified under the financing method.

For further discussion, see Note 8.

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

The following table provides the Company’s rent expense for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
	(amounts in thousands)
Rent Expense	$12,719	$12,072	$12,427

The Company also has various commitments under the following types of contracts: (1) operating leases; (2) sports programming; (3) on-air talent; (4) music royalty fees; and (5) other contracts with aggregate minimum annual commitments as of December 31, 2011 as follows:

	Operating Leases	Programming And Related Contracts	Total
	(amounts in thousands)
Years ending December 31,
2012	$12,482	$72,035	$84,517
2013	12,211	54,947	67,158
2014	11,083	34,287	45,370
2015	9,866	23,549	33,415
2016	8,455	22,121	30,576
Thereafter	27,741	586	28,327

	$81,838	$207,525	$289,363

Guarantor Arrangements

The Company recognizes, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The following is a summary of agreements that the Company has determined are within the scope of guarantor arrangements:

•

The Company enters into indemnification agreements in the ordinary course of business. Under these agreements, the Company typically indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes that the estimated fair value of these agreements is minimal. Accordingly, the Company has not recorded liabilities for these agreements as of December 31, 2011.

•

Under the Company’s Credit Facility, the Company is required to reimburse lenders for any increased costs that they may incur in the event of a change in law, rule or regulation resulting in their reduced returns from any change in capital requirements. The Company cannot estimate the potential amount of any future payment under this provision, nor can the Company predict if such an event will ever occur.

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

The Parent Company’s condensed financial data (other than the statements of shareholders’ equity and comprehensive income (loss) as these statements are not condensed) has been prepared using the same accounting principles and policies described in the notes to the financial statements, with the only exception that the Parent Company accounts for its investment in its subsidiaries using the equity method.

Radio, which is a wholly owned subsidiary of the Parent Company, holds the ownership interest in various subsidiary companies that own the operating assets, including broadcasting licenses, permits, authorizations and cash royalties. Radio is the borrower under the Credit Facility as described in Note 7(A) and is the issuer of the Senior Notes, described in Note 7(B). The Parent Company and each direct and indirect subsidiary of Radio is a guarantor of Radio’s obligations under the Credit Facility and the Company’s Senior Notes. The assets securing both the Credit Facility and the Senior Notes are subject to customary release provisions which would enable the Company to sell such assets free and clear of encumbrance, subject to certain conditions and exceptions.

Financial statements of the subsidiaries are not included in accordance with Rule 3-10 of Regulation S-X as: (1) the Parent Company has no independent assets or operations; (2) Radio is a 100% owned finance subsidiary of the Parent Company; (3) the Parent Company has guaranteed the Credit Facility and Senior Notes; (4) all of the Parent Company’s direct and indirect subsidiaries other than Radio have guaranteed the Credit Facility and Senior Notes; (5) all of the guarantees are full and unconditional (subject to the customary automatic release provisions); and (6) all of the guarantees are joint and several.

Under both the Credit Facility and the indenture governing the Senior Notes, Radio is permitted to make distributions to the Parent Company in amounts, as defined, which are required to pay the Parent Company’s reasonable overhead costs, including income taxes and other costs associated with conducting the operations of Radio and its subsidiaries. Similar restrictions applied to the Former Credit Facility and 7.625% Notes.

The following tables set forth the condensed financial data (other than the statements of shareholders’ equity as these statements are not condensed) of the Parent Company:

•	the balance sheets as of December 31, 2011 and 2010;

•	the statements of operations for the years ended December 31, 2011, 2010 and 2009;

•	the statements of comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009;

•	the statements of shareholders’ equity for the years ended December 31, 2011, 2010 and 2009; and

•	the statements of cash flows for the years ended December 31, 2011, 2010 and 2009.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED PARENT COMPANY BALANCE SHEETS

(amounts in thousands)

	2011	2010
ASSETS
Current Assets	$2,580	$1,899
Property And Equipment - Net	647	493
Deferred Charges And Other Assets - Net	2,473	3,839
Investment In Subsidiaries	268,735	184,738

TOTAL ASSETS	$274,435	$190,969

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$10,031	$8,767
Long Term Liabilities	13,260	11,535

Total Liabilities	23,291	20,302

Shareholders’ Equity:
Class A, B and C Common Stock	382	381
Additional Paid-In Capital	597,327	592,643
Accumulated Deficit	(346,565)	(415,080)
Accumulated Other Comprehensive Loss	—	(7,277)

Total shareholders’ equity	251,144	170,667

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$274,435	$190,969

ENTERCOM COMMUNICATIONS CORP.

CONDENSED PARENT COMPANY INCOME STATEMENTS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
NET REVENUES	$652	$626	$632
OPERATING (INCOME) EXPENSE:
Depreciation and amortization expense	852	1,287	1,389
Corporate general and administrative expenses	26,464	21,811	22,733
Merger and acquisition costs	1,542	—	—
Net (gain) loss on sale or disposal of assets	(28)	(63)	(5)

Total operating expense	28,830	23,035	24,117

OPERATING INCOME (LOSS)	(28,178)	(22,409)	(23,485)

Net interest expense, including amortization of deferred financing expense	58	1	15
Other income	(32)	(49)	(380)
Income from equity investment in subsidiaries	(80,270)	(89,392)	(22,989)

TOTAL OTHER (INCOME) EXPENSE	(80,244)	(89,440)	(23,354)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	52,066	67,031	(131)

INCOME TAXES (BENEFIT)	(16,444)	20,595	(5,529)

NET INCOME (LOSS)	$68,510	$46,436	$5,398

ENTERCOM COMMUNICATIONS CORP.

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
NET INCOME (LOSS)	$68,510	$46,436	$5,398
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES (BENEFIT):
Net unrealized gain (loss) on derivatives, net of taxes (benefit)	7,277	6,155	1,830

COMPREHENSIVE INCOME (LOSS)	$75,787	$52,591	$7,228

ENTERCOM COMMUNICATIONS CORP.

PARENT COMPANY STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(amounts in thousands, except share data)

	Common Stock				Additional	Retained Earnings	Accumulated Other
	Class A		Class B		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Balance, December 31, 2008	29,479,188	$295	7,607,532	$76	$582,325	$(467,177)	$(15,262)	$100,257
Net income (loss)	—	—	—	—	—	5,398	—	5,398
Conversion of Class B common stock to Class A common stock	150,000	1	(150,000)	(1)	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	485	—	—	485
Compensation expense related to granting of restricted stock units	796,824	8	—	—	6,380	—	—	6,388
Issuance of common stock related to an incentive plan	74,369	—	—	—	97	—	—	97
Common stock repurchase	(662,664)	(7)	—	—	(882)	—	—	(889)
Purchase of vested employee restricted stock units	(82,556)	—	—	—	(104)	—	—	(104)
Forfeitures of dividend equivalents	—	—	—	—	—	169	—	169
Realization of tax benefit for dividend equivalent payments	—	—	—	—	321	—	—	321
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	1,830	1,830

Balance, December 31, 2009	29,755,161	297	7,457,532	75	588,622	(461,610)	(13,432)	113,952
Net income (loss)	—	—	—	—	—	46,436	—	46,436
Conversion of Class B common stock to Class A common stock	90,000	1	(90,000)	(1)	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	549	—	—	549
Compensation expense related to granting of restricted stock units	941,213	10	—	—	4,969	—	—	4,979
Exercise of stock options	97,725	1	—	—	129	—	—	130
Purchase of vested employee restricted stock units	(183,531)	(2)	—	—	(1,626)	—	—	(1,628)
Forfeitures of dividend equivalents	—	—	—	—	—	94	—	94
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	6,155	6,155

Balance, December 31, 2010	30,700,568	307	7,367,532	74	592,643	(415,080)	(7,277)	170,667

ENTERCOM COMMUNICATIONS CORP.

PARENT COMPANY STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(amounts in thousands, except share data)

	Common Stock				Additional	Retained Earnings	Accumulated Other
	Class A		Class B		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Net income (loss)	—	—	—	—	—	68,510	—	68,510
Conversion of Class B common stock to Class A common stock	170,000	2	(170,000)	(2)	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	462	—	—	462
Compensation expense related to granting of restricted stock units	416,906	4	—	—	7,205	—	—	7,209
Exercise of stock options	53,625	—	—	—	71	—	—	71
Purchase of vested employee restricted stock units	(297,098)	(3)	—	—	(3,054)	—	—	(3,057)
Forfeitures of dividend equivalents	—	—	—	—	—	5	—	5
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	7,277	7,277

Balance, December 31, 2011	31,044,001	310	7,197,532	72	597,327	(346,565)	—	251,144

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(16,974)	$661	$(26,769)

INVESTING ACTIVITIES:
Additions to property and equipment	(349)	(36)	(209)
Deferred charges and other assets	(1,154)	(325)	(106)
Proceeds (distributions) from investments in subsidiaries	21,810	2,119	28,291

Net cash provided by (used in) investing activities	20,307	1,758	27,976

FINANCING ACTIVITIES:
Purchase of the Company’s common stock	—	—	(889)
Proceeds from issuance of employee stock plan	—	—	82
Proceeds from the exercise of stock options	71	130	—
Purchase of vested restricted stock units	(3,057)	(1,628)	(104)
Payment of dividend equivalents on vested restricted stock units	(512)	(874)	(756)
Realization of tax benefit for payment of dividend equivalents	—	—	321

Net cash provided by (used in) financing activities	(3,498)	(2,372)	(1,346)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(165)	47	(139)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	413	366	505

CASH AND CASH EQUIVALENTS, END OF YEAR	$248	$413	$366

Accounting Policies

The Parent Company follows the accounting policies as described in Note 2 to the consolidated financial statements of Entercom Communications Corp.

Debt – For a discussion of debt obligations of the Company, refer to Note 7 in the consolidated financial statements included elsewhere herein.

Commitments and Contingencies – For a discussion of the commitments and contingencies of the Company, refer to this note.

Other - For further information, reference should be made to the notes to the consolidated financial statements of the Company.

Prior Period Correction – For a discussion of a prior period correction for the year ended December 31, 2011 of $6.0 million that was made to record an income tax benefit to other comprehensive income (loss) and to increase income tax expense by the same amount, refer to Note 13, Income Taxes.

20.	SUBSEQUENT EVENTS

Events occurring after December 31, 2011 were evaluated to ensure that any subsequent events that met the criteria for recognition have been included.

21. SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)

The following table presents unaudited operating results for each quarter within the two most recent years. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the following quarterly results when read in conjunction with the financial statements included elsewhere in this report. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year. The Company’s financial results are also not comparable from quarter to quarter due to: (1) the Company’s acquisitions and dispositions of radio stations and tower facilities as described in Note 18, Acquisition And Pro Forma Summary; (2) the seasonality of revenues, with revenues usually the lowest in the first quarter of each year; and (3) the reversal of the full valuation allowance in the second quarter of 2011 as described in Note 13, Income Taxes.

	Quarters Ended
	December 31	September 30	June 30	March 31
	(amounts in thousands, except per share data)
2011
Net revenues	$95,134	$100,429	$104,650	$82,514
Operating income	$25,920	$22,263	$24,015	$7,275
Net income	$10,524	$8,231	$48,734	$1,021
Basic income per common share (1)	$0.29	$0.23	$1.34	$0.03

Weighted average basic common shares outstanding	36,380	36,367	36,353	36,053

Diluted net income per common share (1)	$0.28	$0.22	$1.29	$0.03

Weighted average diluted common and common equivalent shares outstanding	37,473	37,463	37,742	37,865

	Quarters Ended
	December 31	September 30	June 30 (2)	March 31
	(amounts in thousands, except per share data)
2010
Net revenues	$102,088	$102,737	$105,788	$80,834
Operating income	$30,157	$26,547	$28,844	$12,161
Net income	$17,285	$10,689	$14,262	$4,200
Basic net income per common share (1)	$0.48	$0.30	$0.40	$0.12

Weighted average basic common shares outstanding	35,731	35,723	35,714	35,623

Diluted net income per common share (1)	$0.46	$0.29	$0.38	$0.11

Weighted average diluted common and common equivalent shares outstanding	37,536	37,310	37,582	37,571

(1)	Basic and diluted net income per share is computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly per share amounts may not equal the annual per share amounts reported.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bala Cynwyd, Pennsylvania, on February 29, 2012.

ENTERCOM COMMUNICATIONS CORP.

By:	/s/ DAVID J. FIELD
David J. Field, President, Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

Principal Executive Officer:

/s/ DAVID J. FIELD David J. Field	President, Chief Executive Officer and a Director	February 29, 2012

Principal Financial Officer:

/s/ STEPHEN F. FISHER Stephen F. Fisher	Executive Vice President – Operations and Chief Financial Officer	February 29, 2012

Principal Accounting Officer:

/s/ EUGENE D. LEVIN Eugene D. Levin	Vice President, Treasurer and Controller	February 29, 2012

Directors:

/s/ JOSEPH M. FIELD Joseph M. Field	Chairman of the Board	February 29, 2012

/s/ DAVID J. BERKMAN David J. Berkman	Director	February 29, 2012

/s/ JOHN C. DONLEVIE John C. Donlevie	Executive Vice President, Secretary, General Counsel and a Director	February 29, 2012

/s/ DANIEL E. GOLD Daniel E. Gold	Director	February 29, 2012

/s/ ROBERT S. WIESENTHAL Robert S. Wiesenthal	Director	February 29, 2012

/s/ MICHAEL J WOLF Michael J. Wolf	Director	February 29, 2012

INDEX TO EXHIBITS

Exhibit Number	Description

3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)

4.01	Credit Agreement, dated as of November 23, 2011, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (3) (Originally filed as Exhibit 4.1)

4.02	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. (3) (Originally filed as Exhibit 4.2)

4.03	Form of Note. (3) (Originally filed as Exhibit 4.3)

4.04	Registration Rights Agreement, dated November 23, 2011. (3) (Originally filed as Exhibit 4.4)

10.01	Amended and Restated Employment Agreement, dated December 23, 2010, between Entercom Communications Corp. and David J. Field. (4) (Originally filed as Exhibit 10.01)

10.02	Employment Agreement, dated July 1, 2007, between Entercom Communications Corp. and Joseph M. Field. (5)

10.03	First Amendment To Employment Agreement, dated December 15, 2008, between Entercom Communications Corp. and Joseph M. Field. (6)

10.04	Employment Agreement, dated December 23, 2010, between Entercom Communications Corp. and Stephen F. Fisher. (4) (Originally filed as Exhibit 10.04)

10.05	Employment Agreement, dated December 17, 1998, between Entercom Communications Corp. and John C. Donlevie. (7)

10.06	Entercom Non-Employee Director Compensation Policy, adopted May 18, 2010. (8)

10.07	Amended and Restated Entercom Equity Compensation Plan. (9)

10.08	Entercom Annual Incentive Plan. (10)

21.01	Information Regarding Subsidiaries of Entercom Communications Corp. (11)

23.01	Consent of PricewaterhouseCoopers LLP. (11)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (11)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (11)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (12)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (12)

(1)	Incorporated by reference to Exhibit 3.01 to our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.01 to our Current Report on Form 8-K filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on November 25, 2011.
(4)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2010, as filed on February 9, 2011.
(5)	Incorporated by reference to Exhibit 10.02 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2007, as filed on November 21, 2007.
(6)	Incorporated by reference to Exhibit 10.04 to our Annual Report on Form 10-K for the year ended December 31, 2008, as filed on February 26, 2009.
(7)	Incorporated by reference to Exhibit 10.03 to our Amendment to Registration Statement on Form S-1, as filed on January 6, 1999. (File No. 333-61381).

(8)	Incorporated by reference to Exhibit 10.04 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 2, 2010.
(9)	Incorporated by reference to Exhibit A to our Proxy Statement on Schedule 14A filed on March 18, 2011.
(10)	Incorporated by reference to Exhibit 10.02 to our Current Report on Form 8-K filed on May 19, 2008.
(11)	Filed herewith.
(12)	These exhibits are submitted as “accompanying” this Annual Report on Form 10-K and shall not be deemed to be “filed” as part of such Annual Report on Form 10-K.