Form 10-Q
period 2012-03-31
ENTERCOM COMMUNICATIONS CORP
filed 2012-05-10
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Class A common stock, $0.01 par value – 31,330,183 Shares Outstanding as of April 30, 2012

(Class A Shares Outstanding include 2,013,518 unvested and vested but deferred restricted stock units)

Class B common stock, $0.01 par value – 7,197,532 Shares Outstanding as of April 30, 2012.

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

Key risks to our company are described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012 and as may be supplemented by the risks described under Part II, Item 1A, of our quarterly reports on Form 10-Q and in our Current Reports on Form 8-K.

i

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	MARCH 31, 2012	DECEMBER 31, 2011
ASSETS:
Cash and cash equivalents	$11,061	$3,625
Accounts receivable, net of allowance for doubtful accounts	57,072	69,053
Prepaid expenses, deposits and other	6,502	5,376
Prepaid and refundable federal and state income taxes	332	317
Deferred tax assets	3,035	3,035

Total current assets	78,002	81,406
Net property and equipment	56,374	58,368
Radio broadcasting licenses	715,902	715,902
Goodwill	38,891	38,891
Deferred charges and other assets, net of accumulated amortization	23,345	24,702

TOTAL ASSETS	$912,514	$919,269

LIABILITIES:
Accounts payable	$4,942	$404
Accrued expenses	7,024	12,509
Accrued compensation and other current liabilities	19,130	14,682
Long-term debt, current portion	16,886	3,778

Total current liabilities	47,982	31,373

Long-term debt, net of current portion	575,390	598,446
Financing method lease obligations	12,610	12,610
Deferred tax liabilities	10,560	11,317
Other long-term liabilities	14,718	14,379

Total long-term liabilities	613,278	636,752

Total liabilities	661,260	668,125

CONTINGENCIES AND COMMITMENTS
SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	385	382
Additional paid-in capital	598,474	597,327
Accumulated deficit	(347,605)	(346,565)

Total shareholders’ equity	251,254	251,144

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$912,514	$919,269

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2012	2011
NET REVENUES	$79,966	$82,514

OPERATING EXPENSE:
Station operating expenses, including non-cash compensation expense	59,673	61,920
Depreciation and amortization expense	2,759	2,892
Corporate general and administrative expenses, including non-cash compensation expense	6,628	8,621
Merger and acquisition costs	—	1,542
Net time brokerage agreement (income) fees	—	244
Net (gain) loss on sale or disposal of assets	16	20

Total operating expense	69,076	75,239

OPERATING INCOME (LOSS)	10,890	7,275

OTHER (INCOME) EXPENSE:
Net interest expense	14,073	5,972
Net (gain) loss on derivative instruments	(788)	—
Other income	(13)	—

TOTAL OTHER EXPENSE	13,272	5,972

INCOME (LOSS) BEFORE INCOME TAXES	(2,382)	1,303
INCOME TAXES (BENEFIT)	(1,333)	282

NET INCOME (LOSS)	$(1,049)	$1,021

NET INCOME (LOSS) PER SHARE - BASIC	$(0.03)	$0.03

NET INCOME (LOSS) PER SHARE - DILUTED	$(0.03)	$0.03

WEIGHTED AVERAGE SHARES:
Basic	36,482,887	36,052,811

Diluted	36,482,887	37,865,223

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2012	2011
NET INCOME (LOSS)	$(1,049)	$1,021
OTHER COMPREHENSIVE INCOME (LOSS),
NET OF TAXES (BENEFIT):
Net unrealized gain (loss) on derivatives, net of taxes (benefit)	—	1,989

COMPREHENSIVE INCOME (LOSS)	$(1,049)	$3,010

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2012 AND YEAR ENDED DECEMBER 31, 2011

(amounts in thousands, except share data)

(unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	30,700,568	$307	7,367,532	$74	$592,643	$(415,080)	$(7,277)	$170,667
Net income (loss)	—	—	—	—	—	68,510	—	68,510
Conversion of Class B common stock to Class A common stock	170,000	2	(170,000)	(2)	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	462	—	—	462
Compensation expense related to granting of restricted stock units	416,906	4	—	—	7,205	—	—	7,209
Exercise of stock options	53,625	—	—	—	71	—	—	71
Purchase of vested employee restricted stock units	(297,098)	(3)	—	—	(3,054)	—	—	(3,057)
Forfeitures of dividend equivalents	—	—	—	—	—	5	—	5
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	7,277	7,277

Balance, December 31, 2011	31,044,001	310	7,197,532	72	597,327	(346,565)	—	251,144
Net income (loss)	—	—	—	—	—	(1,049)	—	(1,049)
Compensation expense related to granting of stock options	—	—	—	—	79	—	—	79
Compensation expense related to granting of restricted stock units	281,791	3	—	—	1,315	—	—	1,318
Exercise of stock options	40,400	—	—	—	54	—	—	54
Purchase of vested employee restricted stock units	(37,876)	—	—	—	(301)	—	—	(301)
Forfeitures of dividend equivalents	—	—	—	—	—	9	—	9

Balance, March 31, 2012	31,328,316	$313	7,197,532	$72	$598,474	$(347,605)	$—	$251,254

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$(1,049)	$1,021
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,759	2,892
Amortization of deferred financing costs (including original issue discount)	1,177	963
Net deferred taxes (benefit) and other	(1,333)	824
Provision for bad debts	56	57
Net (gain) loss on sale or disposal of assets	16	20
Non-cash stock-based compensation expense	1,397	3,140
Net (gain) loss on derivatives	(788)	—
Deferred rent	449	47
Unearned revenue - long-term	—	10
Deferred compensation	860	345
Accretion expense net of asset retirement obligation payments	(103)	83
Other income	(13)	—
Changes in assets and liabilities:
Accounts receivable	12,028	9,662
Prepaid expenses and deposits	(1,126)	(2,449)
Prepaid and refundable income taxes	(15)	381
Accounts payable and accrued liabilities	(1,383)	2,973
Accrued interest expense	5,822	(4)
Accrued liabilities - long-term	(388)	1,097
Prepaid expenses - long-term	200	184

Net cash provided by (used in) operating activities	18,566	21,246

INVESTING ACTIVITIES:
Additions to property and equipment	(881)	(869)
Proceeds from sale of property, equipment, intangibles and other assets	5	75
Purchases of radio station assets	—	(9,000)
Deferred charges and other assets	(2)	(1,043)
Proceeds from investments and capital projects	212	—
Station acquisition deposits and costs	—	1,350

Net cash provided by (used in) investing activities	(666)	(9,487)

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2012	2011
FINANCING ACTIVITIES:
Deferred financing expenses related to the senior unsecured notes	(167)	—
Proceeds from issuance of long-term debt	—	10,000
Payments of long-term debt	(10,007)	(22,007)
Proceeds from the exercise of stock options	54	57
Purchase of vested restricted stock units	(301)	(1,738)
Payment of dividend equivalents on vested restricted stock units	(43)	(509)

Net cash provided by (used in) financing activities	(10,464)	(14,197)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,436	(2,438)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,625	3,768

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,061	$1,330

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,026	$4,818

Income taxes	$99	$82

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

1.	BASIS OF PRESENTATION AND SIGNIFICANT POLICIES

The condensed consolidated interim unaudited financial statements included herein have been prepared by Entercom Communications Corp. and its subsidiaries (collectively, the “Company”) in accordance with: (i) generally accepted accounting principles (“U.S. GAAP”) for interim financial information; and (ii) the instructions of the Securities and Exchange Commission (the “SEC”) for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal and recurring nature. The Company’s results are subject to seasonal fluctuations and, therefore, the results shown on an interim basis are not necessarily indicative of results for a full year.

Separate condensed consolidating financial information is not included as Entercom Communications Corp. does not have independent assets or operations, Entercom Radio, LLC (“Radio”) is a 100% owned finance subsidiary of Entercom Communications Corp., and all guarantees by Entercom Communications Corp. and its subsidiaries are full, unconditional (subject to the customary automatic release provisions), joint and several under its senior credit facility and are full, unconditional, joint and several under its senior unsecured notes.

This Form 10-Q should be read in conjunction with the financial statements and related notes included in the Company’s audited financial statements as of and for the year ended December 31, 2011 and filed with the SEC on February 29, 2012, as part of the Company’s Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

There have been no material changes from the Significant Accounting Policies described in our Form 10-K, for the year ended December 31, 2011 that was filed with the SEC on February 29, 2012.

2.	INTANGIBLE ASSETS AND GOODWILL

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

The following table presents the changes in broadcasting licenses for the periods indicated:

	Broadcasting Licenses Carrying Amount
	2012	2011
	(amounts in thousands)
Beginning of period balance as of January 1,	$715,902	$707,852
Acquisition	—	8,050

Ending period balance as of March 31,	$715,902	$715,902

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

The following table presents the changes in goodwill for each of the periods indicated:

	Goodwill Carrying Amount
	2012	2011
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$164,506	$163,783
Accumulated loss on impairment as of January 1,	(125,615)	(125,615)

Goodwill beginning balance after cumulative loss on impairment as of January 1,	38,891	38,168
Acquisition	—	723

Goodwill ending balance as of March 31,	$38,891	$38,891

There were no events or circumstances since the Company’s prior year’s second quarter annual goodwill test that required the Company to test the carrying value of its goodwill.

If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s intangibles below the amount reflected in the balance sheet, the Company may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.

3.	OTHER CURRENT LIABILITIES

Other Current Liabilities

Accrued compensation and other current liabilities consist of the following as of the periods indicated:

	Accrued Compensation And Other Current Liabilities
	March 31, 2012	December 31, 2011
	(amounts in thousands)
Accrued compensation	$5,027	$6,323
Accounts receivable credits	2,679	1,657
Derivative valuation - short-term	558	1,346
Advertiser obligations	1,196	1,067
Accrued interest payable	8,952	3,130
Other	718	1,159

	$19,130	$14,682

4.	LONG-TERM DEBT

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

The undrawn amount of the Revolver was $39.4 million as of March 31, 2012. The amount of the Revolver available to the Company is a function of covenant compliance at the time of borrowing. Based on the Company’s financial covenant analysis as of March 31, 2012, the Company would not be limited in these borrowings.

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

The Term B Loan requires mandatory prepayments equal to 50% of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs to 0%, depending on the Consolidated Leverage Ratio. Under the Term B Loan, the first Excess Cash Flow payment is due in the first quarter of 2013 based on the Excess Cash Flow and Leverage Ratio for calendar year 2012. The Company estimates that the Excess Cash Flow payment due in the first quarter of 2013, which is recorded under the current portion of long-term debt, will be approximately $16 million, net of prepayments through March 31, 2012. The amount of the Excess Cash Flow prepayment required is subject to change based on actual results, which could differ materially from the Company’s financial projections as of March 31, 2012.

Management believes that the Company is in compliance with all financial covenants and all other terms of the Credit Facility as of March 31, 2012. The Company’s ability to maintain compliance with its covenants will be highly dependent on its results of operations. A default under the Company’s Credit Facility or the indenture governing the Company’s Senior Notes could cause a cross default. Any event of default, therefore, could have a material adverse effect on our business and financial condition.

Management believes that over the next 12 months the Company can continue to maintain its compliance with these covenants. Management believes that cash on hand and cash from operating activities, together with available borrowings under the Revolver, will be sufficient to permit the Company to meet its liquidity requirements over the next 12 months, including its debt repayments. The Company’s operating cash flow is positive, and management believes that it is adequate to fund the Company’s operating needs. As a result, the Company has not been required to rely upon, and the Company does not anticipate being required to rely upon, the Revolver to fund its operations.

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

As of March 31, 2012, the Company’s Consolidated Leverage Ratio was 5.8 times and the Consolidated Interest Coverage Ratio was 3.6 times.

(B) Senior Unsecured Debt

The Senior Notes

Simultaneously with entering into the Credit Facility on November 23, 2011, the Company issued 10.5% unsecured senior notes, or the Senior Notes, that mature on December 1, 2019 in the amount of $220 million. The Company received net proceeds of $212.7 million, which includes a discount of $2.9 million, and incurred deferred financing costs of $6.1 million. These amounts will be amortized over the term under the effective interest rate method. Interest on the Senior Notes accrues at the rate of 10.5% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2012.

A default under the Company’s Senior Notes could cause a default under the Company’s Credit Facility. Any event of default, therefore, could have a material adverse effect on the Company’s business and financial condition.

(C) Net Interest Expense

The components of net interest expense are as follows:

	Net Interest Expense
	Three Months Ended March 31,
	2012	2011
	(amounts in thousands)
Interest expense	$12,052	$2,731
Amortization of deferred financing costs	1,118	963
Amortization of original issue discount of senior notes	59	—
Interest expense on interest rate hedging agreements	847	2,282
Interest income and other investment income	(3)	(4)

Total net interest expense	$14,073	$5,972

The Company’s interest expense was materially higher in 2012 primarily due to the higher borrowing costs under the Credit Facility and Senior Notes as compared to the Company’s former credit agreement (the “Former Facility”). Under these facilities, the Company could elect to borrow under the LIBOR Rate or the Base Rate, however, the Company’s borrowings have historically been primarily under the LIBOR Rate. Specifically, under the Company’s Former Facility, the Company could elect an interest rate equal to the LIBOR Rate plus fees that ranged from 0.5% to 2.5%. By contrast, under the Credit Facility, depending on the Consolidated Leverage Ratio, the Company may elect an interest rate per annum equal to the LIBOR Rate plus fees that can range from 4.5% to 5.0% for the Revolver and from 4.75% to 5.0% for the Term B Loan. The Term B Loan includes a LIBOR Rate floor of 1.25%. In addition, the Senior Notes accrue interest at 10.5% annually.

5.	DERIVATIVES AND HEDGING ACTIVITIES

The Company from time to time enters into derivative financial instruments, including interest rate exchange agreements (“Swaps”) and interest rate collar agreements (“Collars”), to manage its exposure to fluctuations in interest rates.

The following table provides the details of the interest rate transaction outstanding as of March 31, 2012:

Type Of Hedge	Notional Amount	Effective Date	Fixed LIBOR Rate	Expiration Date
	(amounts (in millions)
Swap	$100.0	May 28, 2008	3.62%	May 28, 2012

Hedge Accounting Treatment

All of the Company’s interest rate transactions entered into in 2008 received hedge accounting treatment, which treatment continued throughout their terms for all hedges other than the hedge with an expiration date of May 28, 2012. In connection with the refinancing on November 23, 2011, this hedge, which was not terminated, no longer received hedge accounting treatment as the hedge was not effective due to the refinancing. As a result, the Company reclassified as of November 23, 2011 all amounts remaining in accumulated other comprehensive income to the statement of operations.

Non-Hedge Accounting Treatment

For the interest rate transaction with an expiration date of May 28, 2012, the Company recognized non-hedge accounting treatment for the period from November 23, 2011 through March 31, 2012.

The following is a listing of derivatives that expired as indicated:

Expired Derivatives Year Ended December 31, 2011
Type Of Hedge	Notional Amount	Effective Date		Collar	Fixed LIBOR Rate		Expiration Date
	(amounts (in millions)
Swap	$150.0	January 28, 2008		n/a	3.03%		January 28, 2011
Collar	100.0	February 28, 2008	[	Cap	4.00%	]	February 28, 2011
				Floor	2.14%
Swap	- 125.0	March 28, 2008		n/a	2.91%		September 28, 2011

	375.0

The following is a summary of the gains (losses) related to the Company’s cash flow hedges for the periods indicated:

	Three Months Ended March 31,
Description	2012	2011
	(amounts in thousands)
Type Of Derivative Designated As A Cash Flow Hedge	Interest Rate	Interest Rate
Amount Of Gain (Loss) Recognized In OCI	$—	$1,989
Location Of Gain (Loss) Reclassified From
Accumulated OCI To Statement Of Operations	Interest Expense	Interest Expense
Amount Of Gain (Loss) Reclassified From
Accumulated OCI To Statement Of Operations	$—	$—
Location Of Gain (Loss) In Statement Of Operations	Interest Expense	Interest Expense
Amount Of Gain (Loss) In Statement Of Operations
Due To Ineffectiveness	$788	$—

The gains and losses were recorded to the statement of comprehensive income (loss) as these derivatives qualified for hedge accounting treatment (except as disclosed above under Non-Hedge Accounting Treatment). The fair value of these derivatives was determined using observable market-based inputs (a Level 2 measurement) and the impact of the credit risk on a derivative’s fair value (the creditworthiness of the transaction’s counterparty for assets and the creditworthiness of the Company for liabilities).

As of November 23, 2011 the remaining amount in accumulated other comprehensive income related to these derivatives was reclassified to the statement of operations for the reasons described above.

The following table presents the accumulated derivative gain (loss) recorded in the statements of other comprehensive income (loss) as of the periods indicated:

	Fair Value Of Accumulated Derivatives Outstanding
	March 31, 2012	December 31, 2011
	Assets (Liabilities)
	(amounts in thousands)
Beginning balance as of January 1	$—	$(7,277)
Net unrealized gain (loss) on derivatives, net of taxes (benefit)	—	7,277

Ending balance	$—	$—

The following is a summary of the fair value of the derivatives outstanding as of the periods indicated:

	Balance Sheet Location	Fair Value
		March 31, 2012	December 31, 2011
		Asset (Liability)
		(amounts in thousands)
Designated Derivatives
Interest rate hedge transactions	Current liabilities	$(558)	$(1,346)

6.	SHARE-BASED COMPENSATION

Equity Compensation Plan

Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.

RSU Activity

The following is a summary of the changes in RSUs under the Plan during the current period:

	Period Ended	Number Of Restricted Stock Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value As Of March 31, 2012
RSUs outstanding as of:	December 31, 2011	1,860,577
RSUs awarded		283,056
RSUs released		(127,767)
RSUs forfeited		(1,265)

RSUs outstanding as of:	March 31, 2012	2,014,601	$—	1.5	$13,074,760

RSUs vested and expected to vest as of:	March 31, 2012	1,837,739	$—	1.5	$11,362,322

RSUs exercisable (vested and deferred) as of:	March 31, 2012	86,996	$—	—	$564,604

Weighted average remaining recognition period in years		2.2

Unamortized compensation expense, net of estimated forfeitures		$9,045,749

Options

Option Activity

The following table provides summary information related to the exercise of stock options:

Other Option Disclosures	Three Months Ended March 31,
	2012	2011
	(amounts in thousands)
Intrinsic value of options exercised	$84	$458

Tax benefit from options exercised, before impact of any valuation allowance	$34	$181

Cash received from exercise price of options exercised	$54	$57

The following table presents the option activity during the current period under the Plan:

	Period Ended	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value As of March 31, 2012
Options outstanding as of:	December 31, 2011	876,025	$2.84
Options granted		—
Options exercised		(40,400)	1.34
Options forfeited		(2,750)	1.34
Options expired		(18,750)	28.71

Outstanding as of:	March 31, 2012	814,125	$2.33	6.8	$3,891,866

Options vested and expected to vest as of:	March 31, 2012	799,326	$2.34	6.8	$3,819,377

Options vested and exercisable as of:	March 31, 2012	573,689	$2.63	6.7	$2,707,497

Weighted average remaining recognition period in years		0.9

Unamortized compensation expense, net of estimated forfeitures		$114,789

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
Exercise Prices		Number Of Options Outstanding March 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Of Options Exercisable March 31, 2012	Weighted Average Exercise Price
$1.34	$1.34	751,875	6.8	$1.34	523,814	$1.34
$2.02	$10.90	22,000	7.4	$6.01	11,500	$6.22
$11.31	$11.78	27,250	5.9	$11.60	27,250	$11.60
$12.08	$48.21	13,000	3.4	$33.84	11,125	$37.51

$1.34	$48.21	814,125	6.8	$2.33	573,689	$2.63

Recognized Non-Cash Compensation Expense

Stock-based compensation expense consisted primarily of RSU awards. The following summarizes recognized stock-based compensation expense included in the Company’s line item expense related to awards of RSUs and employee stock options:

	Three Months Ended
	March 31,
	2012	2011
	(amounts in thousands)
Station operating expenses	$106	$105
Corporate general and administrative expenses	1,291	3,035

Stock-based compensation expense included in operating expenses	1,397	3,140
Income tax expense (net of a valuation allowance in prior years)	389	—

Total stock-based compensation expense, net of income tax benefit	$1,008	$3,140

7.	NET INCOME PER COMMON SHARE

For the periods indicated, the following table presents the computations of basic and diluted net income per share:

	Three Months Ended
	March 31, 2012			March 31, 2011
	(amounts in thousands, except share and per share data)
	Net Loss	Shares	Net Loss Per Share	Net Income	Shares	Net Income Per Share
Basic net income (loss) per common share:
Net income (loss)	$(1,049)	36,482,887	$(0.03)	$1,021	36,052,811	$0.03

Impact of equity awards		—			1,812,412

Diluted net income (loss) per common share:
Net income (loss)	$(1,049)	36,482,887	$(0.03)	$1,021	37,865,223	$0.03

Incremental Shares Disclosed As Anti-Dilutive

For the periods indicated, the following table provides the incremental shares excluded as they were anti-dilutive under the treasury stock method:

	Three Months Ended
	March 31,
Impact Of Equity Awards	2012	2011
	(amounts in thousands, except per share amounts)
Dilutive or anti-dilutive for all potentially dilutive equivalent shares:	anti-dilutive	dilutive

Excluded shares as anti-dilutive when reporting a net loss	1,126	—

Excluded shares as anti-dilutive under the treasury stock method:
Options	46	54

Price range of options: from	$6.16	$11.03

Price range of options: to	$48.21	$48.21

RSUs with service conditions	960	202
RSUs with service and market conditions as market conditions not met	200	200

Total RSUs	1,160	402

8.	INCOME TAXES

Tax Rate For The Three Months Ended March 31, 2012

The effective income tax rate was 56.0% for the three months ended March 31, 2012, which includes an adjustment for expenses that are not deductible for tax purposes, and the recognition of an additional tax benefit related to discrete items arising during the period.

Tax Rate For The Three Months Ended March 31, 2011

The effective income tax rate was 21.6% for the three months ended March 31, 2011, which reflects an increase in the deferred tax asset valuation allowance for the reasons as described below under Valuation Allowance For Deferred Tax Assets (after excluding net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill). The increase in the valuation allowance was offset by certain discrete items of tax.

Deferred Tax Assets And Liabilities

As of March 31, 2012 and December 31, 2011, net deferred tax liabilities were $7.5 million and $8.3 million, respectively. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The Company’s accumulated comprehensive income (loss) consists of net income (loss) and other items recorded directly to the equity accounts.

The following table summarizes the types of other comprehensive income (loss) recorded to the statements of comprehensive income (loss) for the periods indicated:

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,
Category	2012	2011
	(amounts in thousands)
Accumulated other comprehensive income (loss) beginning balance	$—	$(7,277)
Interest Rate Derivatives
Net gain (loss) on derivatives		1,989
Income (taxes) benefit		(696)

Net gain (loss) on derivatives, net of taxes and before valuation allowance	—	1,293
Valuation allowance - (decrease) increase	—	(696)

Net gain (loss), net of taxes	—	1,989

Accumulated other comprehensive income (loss) ending balance	$—	$(5,288)

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	March 31, 2012
	Value Measurements At Reporting Date Using
Description	Total	Quoted Prices In Active Markets For Identical Assets Or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Assets (Liabilities)
	(amounts in thousands)
Assets
Cash equivalents (1)	$10,483	$10,483	$—	$—

Liabilities
Deferred Compensation (2)	$(7,685)	$(7,685)	$—	$—

Interest Rate Cash Flow Hedges Designated
As Qualifying Instruments (3):
Short-term	$(558)	$—	$(558)	$—

Lease abandonment liability (4):
Short-term	$(58)	$—	$(58)	$—

Long-term	$(664)	$—	$(664)	$—

	December 31, 2011
	Value Measurements At Reporting Date Using
Description	Total	Quoted Prices In Active Markets For Identical Assets Or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Assets (Liabilities)
	(amounts in thousands)
Assets
Cash equivalents (1)	$3,625	$3,625	$—	$—

Liabilities
Deferred Compensation (2)	$(6,824)	$(6,824)	$—	$—

Interest Rate Cash Flow Hedges Designated
As Qualifying Instruments (3):
Short-term	$(1,346)	$—	$(1,346)	$—

Lease abandonment liability (4):
Short-term	$(54)	$—	$(54)	$—

Long-term	$(681)	$—	$(681)	$—

(1)	Cash equivalents, which are included under current assets as cash and cash equivalents, are invested in institutional money market funds. This investment is considered a Level 1 measurement, using quoted prices in active markets for identical investments.
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
(3)	For the Company’s interest rate hedges, the Company pays a fixed rate and receives a variable interest rate that is observable based upon a forward LIBOR interest rate curve and is therefore considered a Level 2 measurement. The Company factors into the fair value of its interest rate hedges an adjustment for a non-performance risk by either the Company and/or by the Company’s counterparty. The Company reflects the short-term derivative liability under current liabilities and long-term derivative liability under other long-term liabilities.
(4)	The Company’s lease abandonment liability is recorded at fair value on a recurring basis. The Company uses Level 2 inputs for its valuation methodology as the fair value of the underlying lease is based on expected future cash flows which are adjusted for a nonperformance risk by the Company. The Company reflects the short-term lease abandonment liability under current liabilities and long-term lease abandonment liability under other long-term liabilities.

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

During the three months ended March 31, 2012 and 2011, there were no non-recurring fair value measurements.

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

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Credit Facility (1)	$375,000	$379,557	$385,000	$385,000

Senior Notes (2)	$217,162	$233,992	$217,103	$216,696

Finance method lease obligations (3)	$12,610		$12,610

Letter of credit (4)	$570		$570

The following methods and assumptions were used to estimate the fair value of financial instruments:

(1) Senior debt: The Company’s determination of the fair value was based on a risk adjusted rate and is considered a Level 3 measurement.

(2) The Senior Notes: We utilize a Level 2 valuation input based upon the market trading prices of the Senior Notes to compute the fair value as these Senior Notes are traded in the debt securities market.

(3) Finance method lease obligations: The Company does not believe it is practicable to estimate the fair value of this obligation as it is unlikely that the Company will be required to repay the amount outstanding.

(4) Outstanding standby letter of credit: The Company does not believe it is practicable to estimate the fair value of this financial instrument and does not expect any material loss since the performance of the letter of credit is not likely to be required.

11.	CONTINGENCIES, GUARANTOR ARRANGEMENTS AND COMMITMENTS

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial position, results of operations or cash flows.

12.	SUBSEQUENT EVENTS

Events occurring after March 31, 2012 were evaluated to ensure that any subsequent events that met the criteria for recognition have been included.

Pending Acquisition in San Francisco, California

On April 2, 2012, the Company entered into an asset purchase agreement to acquire the assets of KBLX-FM, a radio station serving the San Francisco, California, radio market, for a purchase price of $25.0 million in cash, of which $5.0 million was paid as a deposit from cash available from operating cash flow. Concurrently with entering into the asset purchase agreement, the Company also entered into a time brokerage agreement (“TBA”). Operations under the TBA commenced on May 1, 2012. The Company expects to complete the acquisition of this station during the second half of 2012, subject to approval by the FCC.

Together with this acquisition, the Company will own four radio stations serving the San Francisco radio market and one station serving the San Jose radio market. Management believes it acquired KBLX at an attractive valuation relative to the operating cash flow the station is expected to generate. The acquisition also expands the Company’s audience reach in the market, enhances its importance to its advertising and marketing customers, and enables certain synergies by capitalizing on the Company’s existing local management, facilities and infrastructure.

ITEM 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2012. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Our results of operations during the relevant periods represent the operations of the radio stations owned or operated by us.

We evaluate net revenues, station operating expenses and operating income by comparing the performance of stations owned or operated by us throughout a relevant period to the performance of those same stations in the prior period whether or not owned or operated by us.

On January 19, 2011 we commenced operations under a time brokerage agreement (“TBA”) of KUFX-FM, a station licensed to San Jose, California. During January 2011, we began simulcasting the format of KUFX-FM on the frequency of one of our three San Francisco stations owned and operated by us, thereby providing a complement to the signal coverage of the KUFX-FM format in the San Francisco metropolitan market. On February 28, 2011, we acquired KUFX-FM. We consider neither the operation nor ownership of KUFX-FM as impacting our same station computations as the operation of KUFX-FM allows us to enhance an existing station’s listening audience.

Same station comparisons are used by us and those in the industry to assess the effect of acquisitions and dispositions on our operations throughout the periods measured.

Results Of Operations For The Year-To-Date

The following significant factors affected our results of operations for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011:

During November 2011, we refinanced our existing debt by entering into a new $425 million senior secured credit agreement (“Credit Facility”) and issuing $220 million of senior unsecured notes (“Senior Notes”). The refinancing increased our interest expense as our new debt has higher borrowing rates than our prior credit facility. In addition, our interest expense increased as we extinguished the remaining deferred financing fees from the prior credit facility, and incurred new deferred financing fees as part of the refinancing.

In February 2011, we acquired KUFX-FM, a station in San Jose, California which complemented our existing San Francisco station cluster. The KUFX acquisition also provided enhanced coverage of the San Francisco market and allowed us to launch the first classic rock superstation in the Bay Area.

Three Months Ended March 31, 2012 As Compared To The Three Months Ended March 31, 2011

Net Revenues

	Three Months Ended
	March 31, 2012	March 31, 2011
	(dollars in millions)
Net Revenues	$80.0	$82.5
Amount of Change	$(2.5)
Percentage Change	(3.0%)

Despite revenue growth in the majority of our markets, we continued to be negatively impacted in a few key markets due to format changes during 2011 that included the establishment of FM simulcasts of three core AM stations. We believe, however, that the new formats, together with the establishment of the FM simulcasts, will improve the longer-term growth prospects for these brands. At this time, it is difficult for management to forecast revenues for the remainder of 2012 given the current cautiousness of advertisers due to the uncertainties surrounding the economy.

Our net revenues increased the most for those radio stations located in our Greensboro, Indianapolis and New Orleans markets, offset by a decrease for those radio stations in our Portland market as well as those radio stations in our Boston and San Francisco markets where the decline was primarily due to recent format changes.

Station Operating Expenses

	Three Months Ended
	March 31, 2012	March 31, 2011
	(dollars in millions)
Station Operating Expenses	$59.7	$61.9
Amount of Change	$(2.2)
Percentage Change	(3.6%)

The decrease in station operating expenses was primarily due to: (1) a decrease in net revenues as described above under Net Revenues as certain variable expenses decrease with a corresponding decrease in net revenues; and (2) certain cost reduction initiatives that commenced in 2011.

Depreciation And Amortization Expense

	Three Months Ended
	March 31, 2012	March 31, 2011
	(dollars in millions)
Depreciation And Amortization Expense	$2.8	$2.9
Amount of Change	$(0.1)
Percentage Change	(3.4%)

Depreciation and amortization expense decreased in 2012 primarily due to the decrease in capital expenditures over the past several years.

Corporate General And Administrative Expenses

	Three Months Ended
	March 31, 2012	March 31, 2011
	(dollars in millions)
Corporate General And Administrative Expenses	$6.6	$8.6
Amount of Change	$(2.0)
Percentage Change	(23.3%)

Corporate general and administrative expenses decreased primarily due to a decrease in non-cash compensation expense of $1.7 million resulting from certain equity awards that were issued and vested in the first quarter of 2011.

Operating Income

	Three Months Ended
	March 31, 2012	March 31, 2011
	(dollars in millions)
Operating Income	$10.9	$7.3
Amount of Change	$3.6
Percentage Change	49.3%

The increase in operating income was primarily due to: (1) a decrease in corporate general and administrative expenses for the reasons described under Corporate General And Administrative Expenses; and (2) a decrease of $1.5 million in merger and acquisition costs.

Interest Expense

	Three Months Ended
	March 31, 2012	March 31, 2011
	(dollars in millions)
Interest Expense	$14.1	$6.0
Amount of Change	$8.1
Percentage Change	135.0%

The increase in interest expense was primarily due to the higher borrowing rates associated with our new debt that was entered into during the fourth quarter of 2011.

The fees were higher under our Credit Facility and Senior Notes as compared to our former credit agreement (the “Former Facility”). For example, under the Former Facility, the applicable borrowing rate was a function of LIBOR plus 0.5% to 2.5%. By contrast, under the present Credit Facility the applicable borrowing rate is a function of LIBOR plus 4.5% to 5.0% for the Revolver and LIBOR plus 4.75% to 5.0% for the Term B Loan (where the Term B Loan includes a LIBOR Rate floor of 1.25%). Moreover, the Senior Notes accrue interest at 10 1/2% annually.

Income (Loss) Before Income Taxes (Benefit)

	Three Months Ended
	March 31, 2012	March 31, 2011
	(dollars in millions)
Income (Loss) Before Income Taxes (Benefit)	$(2.4)	$1.3
Amount of Change	$(3.7)
Percentage Change	(284.6)%

The decrease was primarily attributable to an increase in net interest expense described above under Net Interest Expense.

Income Taxes (Benefit)

	Three Months Ended
	March 31, 2012	March 31, 2011
	(dollars in millions)
Income Taxes (Benefit)	$(1.3)	$0.3
Amount of Change	$(1.6)
Percentage Change	(533.3)%

For the current period, the income tax benefit as a percentage of loss before income taxes was 56%, which includes an adjustment for expenses that are not deductible for tax purposes, and the recognition of an additional tax benefit related to discrete items arising during the period. We estimate that our annual tax rate for 2012, which may fluctuate from quarter to quarter, will be in the low 40% range.

For the prior period, income tax expense as a percentage of income before income taxes was 21.6%. During the second quarter of 2011, management determined that on a more likely than not realization basis, a full valuation allowance against our deferred tax assets was no longer required (the full valuation allowance was initially established in 2008).

As of March 31, 2012 and December 31, 2011, net deferred tax liabilities (net of deferred tax assets) were $7.5 million and $8.3 million, respectively. The deferred tax liabilities primarily relate to differences between book and tax bases of certain of our indefinite-lived intangibles (broadcasting licenses and goodwill).

Net Income (Loss)

	Three Months Ended
	March 31, 2012	March 31, 2011
	(dollars in millions)
Net Income (Loss)	$(1.0)	$1.0
Amount of Change	$(2.0)
Percentage Change	(200.0)%

The net change was primarily attributable to the reasons described above under Income Before Income Taxes (Benefit) and Income Taxes (Benefit).

Future Impairments

As of March 31, 2012, no interim impairment test of our broadcasting licenses and goodwill was required since the second quarter of 2011. As part of our annual review during the second quarter of 2011, we tested our broadcasting licenses and goodwill for impairment. No impairment was recorded as the fair value was greater than the amount reflected on our balance sheet. Future tests could result in impairments based on economic conditions at that time.

Liquidity And Capital Resources

Liquidity

Historically, we have carried significant amounts of debt. As of March 31, 2012, we had $375.0 million outstanding under our senior secured credit facility (the “Credit Facility”) and $220 million principal amount of our 10.5% senior unsecured notes (“the “Senior Notes”). In addition, we have outstanding financing method lease obligations of $12.6 million and a $0.6 million letter of credit. As of March 31, 2012, we had $11.1 million in cash and cash equivalents. The outstanding debt under our former credit facility (the “Former Facility”) was paid in full on November 23, 2011 with the proceeds from new financing as described below.

During the three months ended March 31, 2012, we decreased our outstanding debt by $9.9 million (net of accretion on our Senior Notes) and during the year ended 2011, we decreased our outstanding debt by $47.9 million.

The Credit Facility

On November 23, 2011, we entered into a new credit agreement with a syndicate of lenders for a $425 million Credit Facility, which is comprised of: (a) a $50 million revolving credit facility (the “Revolver”), that matures on November 23, 2016; and (b) a $375 million term loan (the “Term B Loan”), that matures on November 23, 2018. The Term B Loan amortizes in quarterly installments of $0.9 million with the first such payment due and payable on March 31, 2012 and any remaining principal and interest is due at maturity (except for certain mandatory principal prepayments of excess cash flow and other events as described below).

The undrawn amount of the Revolver was $39.4 million as of March 31, 2012. The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of March 31, 2012, we would not be limited in these borrowings.

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

The Term B Loan requires: (1) mandatory prepayments equal to 50% of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs to 0%, depending on the Consolidated Leverage Ratio; and

(2) mandatory prepayments from certain events such as the sale of certain property or the issuance of debt. Under the Term B Loan, the first Excess Cash Flow payment is due in the first quarter of 2013 based on the Excess Cash Flow and Leverage Ratio for calendar year 2012. We estimate that the Excess Cash Flow payment due in the first quarter of 2013, which is included under the current portion of long-term debt, will be approximately $16 million, net of prepayments through March 31, 2012. The amount of Excess Cash Flow prepayments required is subject to change based on actual results, which could differ materially from our financial projections as of March 31, 2012.

Management believes we are in compliance with all financial covenants and all other terms of the Credit Facility as of March 31, 2012. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations. A default under our Credit Facility or the indenture governing our Senior Notes could cause a cross default. Any event of default, therefore, could have a material adverse effect on our business and financial condition.

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

Credit Facility’s Financial Covenants

As of March 31, 2012, our Consolidated Leverage Ratio was 5.8 times and our Consolidated Interest Coverage Ratio was 3.6 times. The following tables present the computations as defined under our Credit Facility:

Consolidated Leverage Ratio Computations:
(amounts in thousands, except ratios)
Numerator: Consolidated Funded Indebtedness
Senior debt outstanding	$375,114
Senior Notes at maturity	220,000
Letter of credit outstanding	570

Total debt outstanding	595,684
Less cash outstanding, not to exceed $40 million	(11,061)

Consolidated Funded Indebtedness	$584,623

Denominator: Consolidated Operating Cash Flow
Net income	$66,440
Income taxes (benefit)	(18,059)
Depreciation and amortization	11,143
Interest expense	33,050
Loss on early extinguishment of debt	1,144
Loss on derivative instrument	558
Non-cash compensation expense	5,928
Non-recurring expenses for restructuring or similar charges	1,286
Deferred non-cash charges	686
Investment loss	30
Pro forma for tower disposition as if the disposition occurred as of the beginning of the period	(728)

Consolidated Operating Cash Flow	$101,478

Consolidated Leverage Ratio	5.76

Consolidated Interest Coverage Ratio Computations:
(amounts in thousands, except ratios)
Numerator: Consolidated Operating Cash Flow	$101,478

Denominator: Consolidated Interest Charges
Interest expense	$33,050
Less interest expense associated with the tower transaction	(728)
Less: interest income and certain deferred financing expense	(3,836)

Consolidated Interest Charges	$28,486

Consolidated Interest Coverage Ratio	3.56

The Senior Notes

Simultaneously with entering into the Credit Facility, on November 23, 2011 we issued the Senior Notes which mature on December 1, 2019 in the amount of $220 million. We received net proceeds of $212.7 million, which includes a discount of $2.9 million and deferred financing costs of $6.1 million, which will be amortized over the term under the effective interest rate method. Interest on the Senior Notes accrues at the rate of 10.5% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2012.

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

Operating Activities

Net cash flows provided by operating activities were $18.6 million and $21.2 million for the three months ended March 31, 2012 and 2011, respectively. The cash flows from operating activities declined primarily due to the increase in interest expense associated with the refinancing of our outstanding debt during the fourth quarter of 2011.

Investing Activities

Net cash flows used in investing activities were $0.7 million and $9.5 million for the three months ended March 31, 2012 and 2011, respectively.

For the three months ended March 31, 2012, the cash used in investing activities primarily reflects $0.9 million for the additions to property and equipment. For the three months ended March 31, 2011, the cash used in investing activities primarily reflects $9.0 million for the purchase of a radio station in San Jose, California.

Financing Activities

Net cash flows used in financing activities were $10.5 million and $14.2 million for the three months ended March 31, 2012 and 2011, respectively.

For the three months ended March 31, 2012, the cash flows used in financing activities primarily reflect the reduction to our Term Loan of $10.0 million. For the three months ended March 31, 2011, the cash flows used in financing activities primarily reflect the reduction to our net borrowings of $12.0 million under our Revolver and Term Loan.

Dividends

We do not currently pay, and have not paid during 2011 or 2010, dividends on our common stock. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility.

Income Taxes

During the three months ended March 31, 2012, we paid a nominal amount in state income taxes. We anticipate that it will not be necessary to make any quarterly estimated federal and state income tax payments for the remainder of 2012 based upon existing prepayments and expected quarterly income subject to tax.

Contractual Obligations

There have been no material changes from the Contractual Obligations listed in our Form 10-K, filed with the SEC on February 29, 2012.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements, other than as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012.

Critical Accounting Policies

There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3.	Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt. From time to time, we may seek to limit our exposure to interest rate volatility through the use of derivative rate hedging instruments. If the borrowing rates under LIBOR were to increase 1% above the current rates as of March 31, 2012, our interest expense on our senior debt would increase marginally on an annual basis, including any interest benefit or interest expense associated with the use of derivative rate hedging instruments as described below. Due to the impact of the debt refinancing during the fourth quarter of 2011, interest expense will be substantially higher in 2012.

The following derivative rate hedging transaction, which fixes interest on our variable rate debt and is tied to the one-month LIBOR interest rate, is outstanding as of March 31, 2012:

Type Of Hedge	Notional Amount	Effective Date	Fixed LIBOR Rate	Expiration Date
	(amounts) (in millions)
Swap	$100.0	May 28, 2008	3.62%	May 28, 2012

The fair value (based upon current market rates) of rate hedging transactions is included as derivative instruments in long-term assets and/or liabilities for those instruments with maturity dates greater than one year and short-term assets and/or liabilities for those instruments with maturity dates less than one year. The fair value of a hedging transaction is affected by a combination of several factors, including the remaining period to maturity and the forward interest rate to maturity. Assuming the hedging transaction is a liability: (i) any decrease in the remaining period to maturity and/or an increase in the forward interest rate to maturity results in a more favorable valuation; and (ii) any decrease in the forward interest rate to maturity results in a less favorable valuation. Our credit exposure under these hedging agreements, or similar agreements we may enter into in the future, is the cost of replacing an agreement in the event of non-performance by our counterparty.

As of March 31, 2012, the fair value of our derivative instrument was a liability of $0.6 million, which represented a decrease in liability from the balance as of December 31, 2011. The change was primarily due to the effect of a decrease in the remaining period to maturity of the derivative instrument as the forward interest rate curve to maturity remained relatively flat. The liability as of March 31, 2012 included a reduction in value for non-performance in accordance with the accounting provisions for fair value measurement.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our President/Chief Executive Officer and Executive Vice President—Operations/Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes In Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings

There were no material developments relating to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012.

ITEM 1A.	Risk Factors

There have been no material changes from the Risk Factors described in our Form 10-K, filed with the SEC on February 29, 2012.

ITEM 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

During the three-month period ending March 31, 2012, we withheld shares of stock upon the vesting of restricted stock units to cover withholding tax obligations, unless an employee elected to pay such tax in cash. The following table provides information on shares withheld (which are considered repurchased) during the three-month period ended March 31, 2012:

Period	(a) Total Number Of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	(d) Maximum Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
January 1, 2012 - January 31, 2012	1,676	$7.14	—	$—
February 1, 2012 - February 29, 2012	35,381	$8.04	—	$—
March 1, 2012 - March 31, 2012	819	$6.50	—	$—

Total	37,876		—

In connection with employee tax obligations related to the vesting of restricted stock units during the three months ended March 31, 2012 and in accordance with elections by certain employees, we are deemed to have repurchased the following shares withheld to satisfy employees’ tax obligations: (i) 1,676 shares at an average price of $7.14 per share in January 2012; (ii) 35,381 shares at an average price of $8.04 per share in February 2012; and (iii) 819 shares at an average price of $6.50 per share in March 2012. These shares are included in the table above.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

N/A

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number	Description

3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007 and May 15, 2009. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)

4.01	Credit Agreement, dated as of November 23, 2011, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (3) (Originally filed as Exhibit 4.1)

4.02	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. (3) (Originally filed as Exhibit 4.2)

4.03	Form of Note. (3) (Originally filed as Exhibit 4.3)

4.04	Registration Rights Agreement, dated November 23, 2011. (3) (Originally filed as Exhibit 4.4)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

(1)	Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K as filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on November 25, 2011.
(4)	Filed herewith.
(5)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP. (Registrant)

Date: May 10, 2012	/S/ David J. Field
Name: David J. Field
Title: President and Chief Executive Officer (principal executive officer)

Date: May 10, 2012	/S/ Stephen F. Fisher
Name: Stephen F. Fisher
Title: Executive Vice President - Operations and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007 and May 15, 2009. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)

4.01	Credit Agreement, dated as of November 23, 2011, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (3) (Originally filed as Exhibit 4.1)

4.02	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. (3) (Originally filed as Exhibit 4.2)

4.03	Form of Note. (3) (Originally filed as Exhibit 4.3)

4.04	Registration Rights Agreement, dated November 23, 2011. (3) (Originally filed as Exhibit 4.4)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

(1)	Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K as filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on November 25, 2011.
(4)	Filed herewith.
(5)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.