Form 10-Q
period 2012-06-30
ENTERCOM COMMUNICATIONS CORP
filed 2012-08-03
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Class A common stock, $0.01 par value – 31,311,051 Shares Outstanding as of July 26, 2012

(Class A Shares Outstanding include 1,783,364 unvested and vested but deferred restricted stock units)

Class B common stock, $0.01 par value – 7,197,532 Shares Outstanding as of July 26, 2012.

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

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	JUNE 30, 2012	DECEMBER 31, 2011
ASSETS:
Cash and cash equivalents	$6,741	$3,625
Accounts receivable, net of allowance for doubtful accounts	74,477	69,053
Prepaid expenses, deposits and other	5,569	5,376
Prepaid and refundable federal and state income taxes	61	317
Deferred tax assets	3,035	3,035

Total current assets	89,883	81,406
Net property and equipment	53,921	58,368
Radio broadcasting licenses	718,355	715,902
Goodwill	39,103	38,891
Deferred charges and other assets, net of accumulated amortization	22,327	24,702

TOTAL ASSETS	$923,589	$919,269

LIABILITIES:
Accounts payable	$177	$404
Accrued expenses	16,007	12,509
Accrued compensation and other current liabilities	13,740	14,682
Financing method lease obligations, current portion	12,610	—
Senior debt, current portion	15,738	3,778

Total current liabilities	58,272	31,373

Long-term debt, net of current portion	595,092	598,446
Financing method lease obligations	—	12,610
Deferred tax liabilities	6,548	11,317
Other long-term liabilities	14,447	14,379

Total long-term liabilities	616,087	636,752

Total liabilities	674,359	668,125

CONTINGENCIES AND COMMITMENTS
SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	385	382
Additional paid-in capital	599,657	597,327
Accumulated deficit	(350,812)	(346,565)

Total shareholders’ equity	249,230	251,144

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$923,589	$919,269

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2012	2011
NET REVENUES	$184,537	$187,164

OPERATING EXPENSE:
Station operating expenses, including non-cash compensation expense	127,401	133,168
Depreciation and amortization expense	5,496	5,764
Corporate general and administrative expenses, including non-cash compensation expense	12,830	15,087
Impairment loss	22,307	—
Merger and acquisition costs	—	1,542
Net time brokerage agreement (income) fees	242	244
Net (gain) loss on sale or disposal of assets	3	69

Total operating expense	168,279	155,874

OPERATING INCOME (LOSS)	16,258	31,290

OTHER (INCOME) EXPENSE:
Net interest expense	27,569	11,226
Net (gain) loss on derivative instruments	(1,346)	—
Other income	(46)	(5)

TOTAL OTHER EXPENSE	26,177	11,221

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(9,919)	20,069
INCOME TAXES (BENEFIT)	(5,663)	(29,686)

NET INCOME (LOSS)	$(4,256)	$49,755

NET INCOME (LOSS) PER SHARE—BASIC	$(0.12)	$1.37

NET INCOME (LOSS) PER SHARE—DILUTED	$(0.12)	$1.31

WEIGHTED AVERAGE SHARES:
Basic	36,668,347	36,337,899

Diluted	36,668,347	37,954,596

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED JUNE 30,
	2012	2011
NET REVENUES	$104,571	$104,650

OPERATING EXPENSE:
Station operating expenses, including non-cash compensation expense	67,728	71,248
Depreciation and amortization expense	2,737	2,872
Corporate general and administrative expenses, including non-cash compensation expense	6,202	6,466
Impairment loss	22,307	—
Net time brokerage agreement (income) fees	242	—
Net (gain) loss on sale or disposal of assets	(13)	49

Total operating expense	99,203	80,635

OPERATING INCOME (LOSS)	5,368	24,015

OTHER (INCOME) EXPENSE:
Net interest expense	13,496	5,254
Net (gain) loss on derivative instruments	(558)	—
Other income	(33)	(5)

TOTAL OTHER EXPENSE	12,905	5,249

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(7,537)	18,766
INCOME TAXES (BENEFIT)	(4,330)	(29,968)

NET INCOME (LOSS)	$(3,207)	$48,734

NET INCOME (LOSS) PER SHARE—BASIC	$(0.09)	$1.34

NET INCOME (LOSS) PER SHARE—DILUTED	$(0.09)	$1.29

WEIGHTED AVERAGE SHARES:
Basic	36,685,635	36,352,750

Diluted	36,685,635	37,741,589

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2012	2011
NET INCOME (LOSS)	$(4,256)	$49,755
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES (BENEFIT):
Net unrealized gain (loss) on derivatives, net of taxes (benefit)	—	8,135

COMPREHENSIVE INCOME (LOSS)	$(4,256)	$57,890

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED JUNE 30,
	2012	2011
NET INCOME (LOSS)	$(3,207)	$48,734
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES (BENEFIT):
Net unrealized gain (loss) on derivatives, net of taxes (benefit)	—	6,146

COMPREHENSIVE INCOME (LOSS)	$(3,207)	54,880

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2012 AND YEAR ENDED DECEMBER 31, 2011

(amounts in thousands, except share data)

(unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	30,700,568	$307	7,367,532	$74	$592,643	$(415,080)	$(7,277)	$170,667
Net income (loss)	—	—	—	—	—	68,510	—	68,510
Conversion of Class B common stock to Class A common stock	170,000	2	(170,000)	(2)	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	462	—	—	462
Compensation expense related to granting of restricted stock units	416,906	4	—	—	7,205	—	—	7,209
Exercise of stock options	53,625	—	—	—	71	—	—	71
Purchase of vested employee restricted stock units	(297,098)	(3)	—	—	(3,054)	—	—	(3,057)
Forfeitures of dividend equivalents	—	—	—	—	—	5	—	5
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	7,277	7,277

Balance, December 31, 2011	31,044,001	310	7,197,532	72	597,327	(346,565)	—	251,144
Net income (loss)	—	—	—	—	—	(4,256)	—	(4,256)
Compensation expense related to granting of stock options	—	—	—	—	123	—	—	123
Compensation expense related to granting of restricted stock units	275,042	3	—	—	2,592	—	—	2,595
Exercise of stock options	66,600	1	—	—	88	—	—	89
Purchase of vested employee restricted stock units	(71,692)	(1)	—	—	(473)	—	—	(474)
Forfeitures of dividend equivalents	—	—	—	—	—	9	—	9

Balance, June 30, 2012	31,313,951	$313	7,197,532	$72	$599,657	$(350,812)	$—	$249,230

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$(4,256)	$49,755
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,496	5,764
Amortization of deferred financing costs (including original issue discount)	2,292	1,884
Net deferred taxes (benefit) and other	(5,663)	(27,998)
Provision for bad debts	33	694
Net (gain) loss on sale or disposal of assets	3	69
Non-cash stock-based compensation expense	2,718	4,666
Net (gain) loss on derivatives	(1,346)	—
Deferred rent	514	61
Unearned revenue—long-term	—	5
Deferred compensation	724	529
Impairment loss	22,307	—
Accretion expense, net of asset retirement obligation payments	(101)	84
Other income	(46)	(5)
Changes in assets and liabilities:
Accounts receivable	(5,344)	(4,623)
Prepaid expenses and deposits	(193)	(2,463)
Prepaid and refundable income taxes	256	445
Accounts payable and accrued liabilities	4,509	8,541
Accrued interest expense	(623)	(49)
Accrued liabilities—long-term	(432)	(87)
Prepaid expenses—long-term	657	152

Net cash provided by (used in) operating activities	21,505	37,424

INVESTING ACTIVITIES:
Additions to property and equipment	(962)	(2,273)
Proceeds from sale of property, equipment, intangibles and other assets	19	199
Purchases of radio station assets	(25,025)	(9,000)
Deferred charges and other assets	(722)	(1,083)
Proceeds from investments and capital projects	410	5
Station acquisition deposits and costs	—	1,350

Net cash provided by (used in) investing activities	(26,280)	(10,802)

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2012	2011
FINANCING ACTIVITIES:
Deferred financing expenses related to the senior unsecured notes	(167)	—
Proceeds from issuance of long-term debt	29,000	22,500
Payments of long-term debt	(20,514)	(47,513)
Proceeds from the exercise of stock options	89	66
Purchase of vested restricted stock units	(474)	(2,976)
Payment of dividend equivalents on vested restricted stock units	(43)	(510)

Net cash provided by (used in) financing activities	7,891	(28,433)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,116	(1,811)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,625	3,768

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,741	$1,957

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$25,963	$9,447

Income taxes	$99	$82

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

Prior Period Correction

During the six and three months ended June 30, 2011, the Company recorded a prior period correction to income tax expense and to other comprehensive income (loss) as described in Note 8, Income Taxes, and Note 9, Accumulated Other Comprehensive Income (Loss), respectively.

2.	INTANGIBLE ASSETS AND GOODWILL

(A) Indefinite-Lived Intangibles

Goodwill and certain intangible assets are not amortized. The Company accounts for its acquired broadcasting licenses as indefinite-lived intangible assets and, similar to goodwill, these assets are reviewed at least annually for impairment. At the time of each review, if the fair value is less than the carrying value of goodwill and certain intangibles (such as broadcasting licenses), then a charge is recorded to the results of operations.

(1)	Broadcasting Licenses Impairment Test

The Company performs its annual broadcasting license impairment test during the second quarter of each year by evaluating its broadcasting licenses for impairment at the market level using the direct method.

Each market’s broadcasting licenses are combined into a single unit of accounting for purposes of testing impairment, as the broadcasting licenses in each market are operated as a single asset. The Company determines the fair value of the broadcasting licenses in each of its markets by relying on a discounted cash flow approach (a 10-year income model) assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The Company’s fair value analysis contains assumptions based upon past experience and reflecting expectations of industry observers and including judgments about future performance using industry normalized information for an average station within a certain market. These assumptions include, but are not limited to: (1) the discount rate; (2) the market share and profit margin of an average station within a market based upon market size and station type; (3) the forecast growth rate of each radio market; (4) the estimated capital start-up costs and losses incurred during the early years; (5) the likely media competition within the market area; (6) a tax rate; and (7) future terminal values.

The methodology used by the Company in determining its key estimates and assumptions was applied consistently to each market. Of the seven variables identified above, the Company believes that the first three (in clauses (1) through (3) above) are the most important to the determination of fair value.

The following table presents the changes in broadcasting licenses for the periods indicated:

	Broadcasting Licenses Carrying Amount
	2012	2011
	(amounts in thousands)
Beginning of period balance as of January 1,	$715,902	$707,852
Impairment loss	(22,307)	—
Acquisition	24,760	8,050

Ending period balance as of June 30,	$718,355	$715,902

Broadcasting License Impairment Testing During The Quarter Ended June 30, 2012

The following table reflects the estimates and assumptions used in the second quarter of 2012 as compared to the second quarter of 2011, the date of the most recent prior impairment test.

Estimates And Assumptions
	Second Quarter 2012	Second Quarter 2011
Discount rate	10.0%	10.0%
Operating profit margin ranges expected for average stations in the markets where the Company operates	20.7% to 40.9%	19.5% to 41.5%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%

The Company completed its annual impairment test for broadcasting licenses and determined that the fair value of its broadcasting licenses in Boston was less than the amount reflected in the balance sheet. The impairment was principally due to a change in the relative market share attributable to the different classes of broadcast license signals in the Boston market. As a result, the Company recorded an impairment loss of $22.3 million.

The Company has made reasonable estimates and assumptions to calculate the fair value of its broadcasting licenses, however, these estimates and assumptions could be materially different from actual results. If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s broadcasting licenses below the amount reflected in the balance sheet, the Company may be required to conduct an interim test and possibly recognize impairment charges, which may be material, in future periods.

(2)	Goodwill Impairment Test

The Company performs its annual goodwill impairment test during the second quarter of each year by evaluating its goodwill for each reporting unit.

The Company has determined that a radio market is a reporting unit and, in total, the Company assesses goodwill at 19 separate reporting units (4 of the Company’s 23 reporting units have no goodwill). If the fair value of any reporting unit is less than the amount reflected on the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the amount reflected on the balance sheet to the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation.

To determine the fair value, the Company uses a market approach and, when appropriate, an income approach for each reporting unit. The market approach compares recent sales and offering prices of similar properties. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.

In September 2011, the accounting guidance for how an entity tests goodwill for impairment was revised. The new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance was available but not used for the Company’s annual goodwill testing during the second quarter of 2012.

The following table presents the changes in goodwill for each of the periods indicated:

	Goodwill Carrying Amount
	2012	2011
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$164,506	$163,783
Accumulated loss on impairment as of January 1,	(125,615)	(125,615)

Goodwill beginning balance after cumulative loss on impairment as of January 1,	38,891	38,168
Acquisition	212	723

Goodwill ending balance as of June 30,	$39,103	$38,891

Goodwill Impairment Testing During The Second Quarter Ended June 30, 2012

In step one of the Company’s goodwill analysis, the Company considered the results of the market approach and the income approach in computing the fair value of the Company’s reporting units. In the market approach, the Company applied an estimated market multiple of 8.0 times (7.5 times for smaller markets) to each reporting unit’s operating performance to calculate the fair value. In the income approach, the Company utilized the discounted cash flow methodology to calculate the fair value of the reporting unit (the key estimates and assumptions are included in the table below). Management believes that these approaches are commonly used and appropriate methodologies for valuing broadcast radio stations. Factors contributing to the determination of the reporting unit’s operating performance were historical performance and/or management’s estimates of future performance.

The results of step one indicated that it was not necessary to perform the second step analysis in any of the 19 reporting units that contained goodwill.

The Company also performed a reasonableness test on the fair value results for goodwill on a combined basis for the Company. The Company compared the fair value results for goodwill by comparing it to the enterprise value of the Company based upon its stock price. The Company determined that the results were reasonable.

The following table reflects certain key estimates and assumptions used in the current and the most recent prior impairment test.

Estimates And Assumptions
	Second Quarter 2012	Second Quarter 2011
Discount rate	10.0%	10.0%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%
Market multiple used in step one of the market valuation approach	7.5x to 8.0x	7.5x to 8.0x

If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.

3.	OTHER CURRENT LIABILITIES

Other Current Liabilities

Accrued compensation and other current liabilities consist of the following as of the periods indicated:

	Accrued Compensation And Other Current Liabilities
	June 30, 2012	December 31, 2011
	(amounts in thousands)
Accrued compensation	$6,757	$6,323
Accounts receivable credits	2,545	1,657
Derivative valuation—short-term	—	1,346
Advertiser obligations	1,214	1,067
Accrued interest payable	2,507	3,130
Other	717	1,159

	$13,740	$14,682

4.	LONG-TERM DEBT

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

As of June 30, 2012, the amount outstanding under the Revolver was $36.0 million and the amount outstanding under the Term B Loan was $357.5 million. The undrawn amount of the Revolver was $13.4 million as of June 30, 2012. The amount of the Revolver available to the Company is a function of covenant compliance at the time of borrowing. Based on the Company’s financial covenant analysis as of June 30, 2012, the Company would not be limited in these borrowings.

The Term B Loan requires mandatory prepayments equal to 50% of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs to 0%, depending on the Consolidated Leverage Ratio. The first Excess Cash Flow payment is due in the first quarter of 2013 based on the Excess Cash Flow and Leverage Ratio for calendar year 2012. The Company estimates that the Excess Cash Flow payment due in the first quarter of 2013, which is recorded under the current portion of long-term debt, will be approximately $14 million, which is net of prepayments through June 30, 2012. The amount of the Excess Cash Flow prepayment required is subject to change based on actual results, which could differ materially from the Company’s financial projections as of June 30, 2012.

Management believes that the Company is in compliance with all financial covenants and all other terms of the Credit Facility as of June 30, 2012. The Company’s ability to maintain compliance with its covenants will be highly dependent on its results of operations. A default under the Company’s Credit Facility or the indenture governing the Company’s Senior Notes could cause a cross default in the other. Any event of default could have a material adverse effect on our business and financial condition.

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

As of June 30, 2012, the Company’s Consolidated Leverage Ratio was 5.7 times versus a covenant limit of 7.25 times as of June 30, 2012. The Consolidated Interest Coverage Ratio was 2.9 times versus a covenant minimum of 1.5 times through December 31, 2012. These covenants become more restrictive over time.

(B) Senior Unsecured Debt

The Senior Notes

Simultaneously with entering into the Credit Facility on November 23, 2011, the Company issued 10.5% unsecured senior notes (the “Senior Notes”), which mature on December 1, 2019 in the amount of $220 million. The Company received net proceeds of $212.7 million, which includes a discount of $2.9 million, and incurred deferred financing costs of $6.1 million. These amounts will be amortized over the term under the effective interest rate method. Interest on the Senior Notes accrues at the rate of 10.5% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2012.

(C) Net Interest Expense

The components of net interest expense are as follows:

	Net Interest Expense
	Six Months Ended June 30,
	2012	2011
	(amounts in thousands)
Interest expense	$23,891	$5,355
Amortization of deferred financing costs	2,172	1,884
Amortization of original issue discount of senior notes	120	—
Interest expense on interest rate hedging agreements	1,392	3,994
Interest income and other investment income	(6)	(7)

Total net interest expense	$27,569	$11,226

	Net Interest Expense
	Three Months Ended June 30,
	2012	2011
	(amounts in thousands)
Interest expense	$11,839	$2,624
Amortization of deferred financing costs	1,054	921
Amortization of original issue discount of senior notes	61	—
Interest expense on interest rate hedging agreements	545	1,712
Interest income and other investment income	(3)	(3)

Total net interest expense	$13,496	$5,254

The Company’s interest expense was materially higher in 2012 primarily due to the higher borrowing costs under the Credit Facility and Senior Notes as compared to the Company’s former credit agreement (the “Former Facility”). Under the Credit Facility and the Former Facility, the Company could elect to borrow under the LIBOR Rate or the Base Rate; however, the Company’s borrowings have historically been primarily under the LIBOR Rate. Specifically, under the Company’s Former Facility, the Company could elect an interest rate equal to the LIBOR Rate plus fees that ranged from 0.5% to 2.5%. By contrast, under the Credit Facility, depending on the Consolidated Leverage Ratio, the Company may elect an interest rate per annum equal to the LIBOR Rate plus fees that can range from 4.5% to 5.0% for the Revolver and from 4.75% to 5.0% for the Term B Loan. The Term B Loan includes a LIBOR Rate floor of 1.25%. In addition, the Senior Notes accrue interest at 10.5% annually.

5.	DERIVATIVES AND HEDGING ACTIVITIES

The Company from time to time enters into derivative financial instruments, including interest rate exchange agreements (“Swaps”) and interest rate collar agreements (“Collars”), to manage its exposure to fluctuations in interest rates.

As of June 30, 2012, there were no remaining derivative interest rate transactions outstanding.

Hedge Accounting Treatment

All of the Company’s interest rate transactions entered into in 2008 received hedge accounting treatment, which treatment continued throughout their terms for all hedges other than the hedge with an expiration date of May 28, 2012. In connection with the refinancing on November 23, 2011, this hedge, which was not terminated, no longer received hedge accounting treatment as the hedge was not effective due to the refinancing. As a result, the Company reclassified, as of November 23, 2011, all amounts remaining in accumulated other comprehensive income to the statement of operations.

Non-Hedge Accounting Treatment

For the interest rate transaction with an expiration date of May 28, 2012, the Company recognized non-hedge accounting treatment for the period from November 23, 2011 through May 28, 2012.

The following is a listing of derivatives that expired as indicated:

Expired Derivatives
Six Months Ended June 30, 2012
Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed LIBOR Rate	Expiration Date
	(amounts
	(in millions)
Swap	$100.0	May 28, 2008	n/a	3.62%	May 28, 2012

Expired Derivatives
Year Ended December 31, 2011

Type Of Hedge	Notional Amount	Effective Date		Collar	Fixed LIBOR Rate		Expiration Date
	(amounts
	(in millions)
Swap	$150.0	January 28, 2008		n/a	3.03%		January 28, 2011
Collar	100.0	February 28, 2008	[	Cap	4.00%	]	February 28, 2011
				Floor	2.14%
Swap	125.0	March 28, 2008		n/a	2.91%		September 28, 2011

	375.0

The following is a summary of the gains (losses) related to the Company’s cash flow hedges for the periods indicated:

	Six Months Ended June 30,
Description	2012	2011
	(amounts in thousands)
Type Of Derivative Designated As A Cash Flow Hedge	Interest Rate	Interest Rate
Amount Of Gain (Loss) Recognized In Other Comprehensive Income (Loss) (“OCI”)	$—	$8,135
Location Of Gain (Loss) Reclassified From Accumulated OCI To Statement Of Operations	Interest Expense	Interest Expense
Amount Of Gain (Loss) Reclassified From Accumulated OCI To Statement Of Operations	$—	$—
Location Of Gain (Loss) In Statement Of Operations	Interest Expense	Interest Expense
Amount Of Gain (Loss) In Statement Of Operations Due To Ineffectiveness	$1,346	$—

	Three Months Ended June 30,
Description	2012	2011
	(amounts in thousands)
Type Of Derivative Designated As A Cash Flow Hedge	Interest Rate	Interest Rate
Amount of Gain (Loss) Recognized In OCI	$—	$6,146
Location Of Gain (Loss) Reclassified From Accumulated
OCI To Statement Of Operations	Interest Expense	Interest Expense
Amount Of Gain (Loss) Reclassified From Accumulated
OCI To Statement Of Operations	$—	$—
Location Of Gain (Loss) In Statement Of Operations	Interest Expense	Interest Expense
Amount Of Gain (Loss) In Statement Of Operations
Due To Ineffectiveness	$558	$—

The gains and losses were recorded to the statement of comprehensive income (loss) as these derivatives qualified for hedge accounting treatment (except as disclosed above under Non-Hedge Accounting Treatment). The fair value of these derivatives was determined using observable market-based inputs (a Level 2 measurement) and the impact of credit risk on a derivative’s fair value (the creditworthiness of the transaction’s counterparty for assets and the creditworthiness of the Company for liabilities).

As of November 23, 2011, the remaining amount in accumulated other comprehensive income related to these derivatives was reclassified to the statement of operations for the reasons described above.

The following table presents the accumulated net derivative gain (loss) recorded in the statements of other comprehensive income (loss) as of the periods indicated:

	Fair Value Of Accumulated Derivatives Outstanding
	June 30, 2012	December 31, 2011
	Assets (Liabilities)
	(amounts in thousands)
Beginning balance as of January 1	$—	$(7,277)
Net unrealized gain (loss) on derivatives, net of taxes (benefit)	—	7,277

Ending balance	$—	$—

The following is a summary of the fair value of the derivatives outstanding as of the periods indicated:

	Balance Sheet Location	Fair Value
		June 30, 2012	December 31, 2011
		Asset (Liability)
		(amounts in thousands)
Designated Derivatives
Interest rate hedge transactions	Current liabilities	$—	$(1,346)

6.	SHARE-BASED COMPENSATION

Equity Compensation Plan

Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.

RSU Activity

The following is a summary of the changes in RSUs under the Plan during the current period:

	Period Ended	Number Of Restricted Stock Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value As Of June 30, 2012
RSUs outstanding as of:	December 31, 2011	1,860,577
RSUs awarded		288,056
RSUs released		(329,755)
RSUs forfeited		(13,014)

RSUs outstanding as of:	June 30, 2012	1,805,864	$—	1.5	$10,871,301

RSUs vested and expected to vest as of:	June 30, 2012	1,659,512	$—	1.4	$9,466,549

RSUs exercisable (vested and deferred) as of:	June 30, 2012	86,996	$—	—	$523,716

Weighted average remaining recognition period in years		2.1

Unamortized compensation expense, net of estimated forfeitures		$7,854,915

Options

Option Activity

The following table provides summary information related to the exercise of stock options:

	Six Months Ended June 30,
Other Option Disclosures	2012	2011
	(amounts in thousands)
Intrinsic value of options exercised	$331	$512

Tax benefit from options exercised, before impact of any valuation allowance	$126	$195

Cash received from exercise price of options exercised	$89	$66

The following table presents the option activity during the current period under the Plan:

	Period Ended	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value As of June 30, 2012
Options outstanding as of:	December 31, 2011	876,025	$2.84
Options granted		—
Options exercised		(66,600)	1.34
Options forfeited		(8,000)	3.02
Options expired		(19,625)	27.49

Options outstanding as of:	June 30, 2012	781,800	$2.35	6.5	$3,387,294

Options vested and expected to vest as of:	June 30, 2012	771,400	$2.36	6.5	$3,340,847

Options vested and exercisable as of:	June 30, 2012	547,989	$2.71	6.4	$2,332,714

Weighted average remaining recognition period in years		0.7

Unamortized compensation expense, net of estimated forfeitures		$117,931

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
Exercise Prices		Number Of Options Outstanding June 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Of Options Exercisable June 30, 2012	Weighted Average Exercise Price
$1.34	$1.34	720,800	6.6	$1.34	496,739	$1.34
$2.02	$10.90	22,000	7.2	$6.01	12,250	$6.33
$11.31	$11.78	27,250	5.4	$11.60	27,250	$11.60
$12.08	$48.21	11,750	1.8	$36.16	11,750	$36.16

$1.34	$48.21	781,800	6.5	$2.35	547,989	$2.71

Recognized Non-Cash Compensation Expense

Stock-based compensation expense consisted primarily of RSU awards. The following summarizes recognized stock-based compensation expense included in the Company’s line item expense related to awards of RSUs and employee stock options:

	Six Months Ended June 30,
	2012	2011
	(amounts in thousands)
Station operating expenses	$264	$327
Corporate general and administrative expenses	2,454	4,339

Stock-based compensation expense included in operating expenses	2,718	4,666
Income tax benefit	761	1,149

Total stock-based compensation expense, net of income tax benefit	$1,957	$3,517

	Three Months Ended June 30,
	2012	2011
	(amounts in thousands)
Station operating expenses	$158	$222
Corporate general and administrative expenses	1,163	1,304

Stock-based compensation expense included in operating expenses	1,321	1,526
Income tax benefit	372	1,149

Total stock-based compensation expense, net of income tax benefit	$949	$377

7.	NET INCOME (LOSS) PER COMMON SHARE

For the periods indicated, the following tables present the computations of basic and diluted net income (loss) per share:

	Six Months Ended
	June 30, 2012			June 30, 2011
	(amounts in thousands, except share and per share data)
	Net Loss	Shares	Net Loss Per Share	Net Income	Shares	Net Income Per Share
Basic net income (loss) per common share:
Net income (loss)	$(4,256)	36,668,347	$(0.12)	$49,755	36,337,899	$1.37

Impact of equity awards		—			1,616,697

Diluted net income (loss) per common share:
Net income (loss)	$(4,256)	36,668,347	$(0.12)	$49,755	37,954,596	$1.31

	Three Months Ended
	June 30, 2012			June 30, 2011
	(amounts in thousands, except share and per share data)
	Net Loss	Shares	Net Loss Per Share	Net Income	Shares	Net Income Per Share
Basic net income (loss) per common share:
Net income (loss)	$(3,207)	36,685,635	$(0.09)	$48,734	36,352,750	$1.34

Impact of equity awards		—			1,388,839

Diluted net income (loss) per common share:
Net income (loss)	$(3,207)	36,685,635	$(0.09)	$48,734	37,741,589	$1.29

Incremental Shares Disclosed As Anti-Dilutive

For the periods indicated, the following table provides the incremental shares excluded as they were anti-dilutive under the treasury stock method:

	Six Months Ended June 30,
Impact Of Equity Awards	2012	2011
	(amounts in thousands, except per share amounts)
Dilutive or anti-dilutive for all potentially dilutive equivalent shares	anti-dilutive	dilutive

Excluded shares as anti-dilutive when reporting a net loss	1,025	—

Excluded shares as anti-dilutive under the treasury stock method:
Options	53	54

Price range of options: from	$6.36	$10.22

Price range of options: to	$48.21	$48.21

RSUs with service conditions	1,081	672
RSUs with service and market conditions as market conditions not met	200	200

Total RSUs	1,281	872

	Three Months Ended June 30,
Impact Of Equity Awards	2012	2011
	(amounts in thousands, except per share data)
Dilutive or anti-dilutive for all potentially dilutive equivalent shares:	anti-dilutive	dilutive
Excluded shares as anti-dilutive when reporting a net loss	913	—

Excluded shares as anti-dilutive under the treasury stock method:
Options	50	54

Price range of options: from	$5.56	$9.39

Price range of options: to	$48.21	$48.21

RSUs with service conditions	1,218	1,053
RSUs with service and market conditions	200	200

Total RSUs	1,418	1,253

8.	INCOME TAXES

Tax Rates For The Six Months And Three Months Ended June 30, 2012

The effective income tax rates were 57.1% and 57.4% for the six months and three months ended June 30, 2012, respectively. These rates were impacted by an adjustment for expenses that are not deductible for tax purposes and a tax benefit associated with a reduction in liabilities for uncertain tax positions due to the expiration of the statute of limitations in certain jurisdictions.

Tax Rates For The Six Months And Three Months Ended June 30, 2011

The effective income tax rates were 147.9% and 159.7% for the six months and three months ended June 30, 2011, respectively. These effective income tax rates reflect: (1) a reversal of the full valuation allowance against its deferred tax assets; and (2) certain discrete items of tax. The income tax benefit from the reversal of the full valuation allowance was offset by a prior period correction in the current period that increased deferred income tax expense by $6.0 million (see Note 8 below for further discussion).

Deferred Tax Assets And Liabilities

As of June 30, 2012 and December 31, 2011, net deferred tax liabilities were $3.5 million and $8.3 million, respectively. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

Prior Period Tax Provision Correction

Included in the six and three months ended June 30, 2011 is a prior period correction to the year ended December 31, 2008 of $6.0 million that was made to record an income tax benefit to other comprehensive income (loss) and to increase deferred income tax expense by the same amount. The prior period financial statements were not restated as this correction was considered to be immaterial to both the Company’s previously reported and current results of operations and financial position and had no impact on previously reported cash flows from operating, financing or investing activities.

9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The Company’s accumulated comprehensive income (loss) consists of net income (loss) and other items recorded directly to the equity accounts.

The following table summarizes the types of other comprehensive income (loss) recorded to the statements of comprehensive income (loss) for the periods indicated:

Accumulated Other Comprehensive Income (Loss)
	Six Months Ended June 30,
Category	2012	2011
	(amounts in thousands)
Accumulated other comprehensive income (loss) beginning balance	$—	$(7,277)
Interest Rate Derivatives
Prior period correction recorded in the current period	—	5,998
Net gain (loss) on derivatives		3,450
Income (taxes) benefit		(1,313)

Net gain (loss) on derivatives, net of taxes and before valuation allowance	—	8,135
Valuation allowance—(decrease) increase	—	—

Net gain (loss), net of taxes	—	8,135

Accumulated other comprehensive income (loss) ending balance	$—	$858

Accumulated Other Comprehensive Income (Loss)
	Three Months Ended June 30,
Category	2012	2011
	(amounts in thousands)
Accumulated other comprehensive income (loss) beginning balance	$—	$(5,288)
Interest Rate Derivatives
Prior period correction in the current period	—	5,998
Net gain (loss) on derivatives	—	1,461
Income (taxes) benefit	—	(617)

Net gain (loss) on derivatives, net of taxes and before valuation allowance	—	6,842
Valuation allowance—(decrease) increase	—	696

Net gain (loss), net of taxes	—	6,146

Accumulated other comprehensive income (loss) ending balance	$—	$858

Prior Period Tax Provision Correction

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

Description	June 30, 2012
	Value Measurements At Reporting Date Using
	Total	Quoted Prices In Active Markets For Identical Assets Or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Assets (Liabilities)
	(amounts in thousands)
Assets
Cash equivalents (1)	$5,798	$5,798	$—	$—

Liabilities
Deferred Compensation (2)	$(7,548)	$(7,548)	$—	$—

Lease abandonment liability (3):
Short-term	$(63)	$—	$(63)	$—

Long-term	$(648)	$—	$(648)	$—

	December 31, 2011
	Value Measurements At Reporting Date Using
	Total	Quoted Prices In Active Markets For Identical Assets Or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
	Assets (Liabilities)
	(amounts in thousands)
Assets
Cash equivalents (1)	$3,625	$3,625	$—	$—

Liabilities
Deferred Compensation (2)	$(6,824)	$(6,824)	$—	$—

Lease abandonment liability (3):
Short-term	$(54)	$—	$(54)	$—

Long-term	$(681)	$—	$(681)	$—

Interest Rate Cash Flow Hedges Designated
As Qualifying Instruments (4):
Short-term	$(1,346)	$—	$(1,346)	$—

(1)	Cash equivalents, which are included under current assets as cash and cash equivalents, are invested in institutional money market funds. This investment is considered a Level 1 measurement, using quoted prices in active markets for identical investments.
(2)	The Company’s deferred compensation liability, which is included in other long-term liabilities, is recorded at fair value on a recurring basis. The unfunded plan allows participants to hypothetically invest in various specified investment options such as equity funds, stock funds, capital appreciation funds, money market funds, bond funds, mid-cap value funds and growth funds. The non-qualified deferred compensation plan liability is valued based on quoted market prices of the underlying investments. The Company classifies its non-qualified deferred compensation plan liability as Level 1.

(3)	The Company’s lease abandonment liability is recorded at fair value on a recurring basis. The Company uses Level 2 inputs for its valuation methodology as the fair value of the underlying lease is based on expected future cash flows which are adjusted for a nonperformance risk by the Company. The Company reflects the short-term lease abandonment liability under current liabilities and long-term lease abandonment liability under other long-term liabilities.
(4)	For the Company’s interest rate hedges, the Company pays a fixed rate and receives a variable interest rate that is observable based upon a forward LIBOR interest rate curve and is therefore considered a Level 2 measurement. The Company factors into the fair value of its interest rate hedges an adjustment for a non-performance risk by either the Company and/or by the Company’s counterparty. The Company reflects the short-term derivative liability under current liabilities and long-term derivative liability under other long-term liabilities.

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

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis along with the fair value measurement of the impairment loss recognized:

Non-Recurring Assets Subject To Fair Value Measurement
	June 30, 2012
	(based on the valuation as of June 30, 2012)
	Fair Value Measurements Using
Description	Total	Quoted Prices In Active Markets For Identical Assets Or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	For The Period Ended June 30, 2012 Impairment Loss
	(amounts in thousands)
Radio broadcasting licenses	$100,512	$—	$—	$100,512	$22,307

As a result of the Company’s second quarter annual impairment testing during the six months ended June 30, 2012, the Company determined that an adjustment was required to reduce the carrying value of its radio broadcasting licenses.

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

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Credit Facility (1)	$357,500	$359,734	$385,000	$385,000

Senior Notes (2)	$217,223	$231,886	$217,103	$216,696

Finance method lease obligations (3)	$12,610		$12,610

Letter of credit (4)	$570		$570

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

(3) Finance method lease obligations: The Company does not believe it is practicable to estimate the fair value of this obligation as it is highly unlikely that the Company will be required to repay the amount outstanding.

(4) Outstanding standby letter of credit: The Company does not believe it is practicable to estimate the fair value of this financial instrument and does not expect any material loss since the performance of the letter of credit is not likely to be required.

11.	ACQUISITION AND OTHER

On June 28, 2012, the Company acquired the assets of KBLX-FM, a radio station serving the San Francisco, California, radio market, for a purchase price of $25.0 million in cash, of which $7.0 million was paid from cash available from operating cash flow and $18.0 was borrowed under the Company’s Revolver. The Company commenced operations under a time brokerage agreement effective May 1, 2012.

In connection with this acquisition, the Company recorded goodwill of $0.2 million, which is fully deductible for tax purposes, and indefinite lived intangible assets in the form of broadcasting licenses of $24.8 million. The acquisition of this station was not material to the Company’s results of operations for any of the periods presented herein.

Including this acquisition, the Company owns four radio stations serving the San Francisco radio market and one station serving the San Jose radio market. Management believes that the addition of KBLX-FM to the Company’s cluster of existing stations in this market will allow the Company to compete more effectively by sharing certain synergies in sales, programming and administration.

12.	CONTINGENCIES, GUARANTOR ARRANGEMENTS AND COMMITMENTS

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial position, results of operations or cash flows.

13.	SUBSEQUENT EVENTS

Events occurring after June 30, 2012 were evaluated to ensure that any subsequent events that met the criteria for recognition have been included.

ITEM 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2012. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the six and three months ended June 30, 2012 as compared to the six and three months ended June 30, 2011. Our results of operations during the relevant periods represent the operations of the radio stations owned and operated by us.

We evaluate net revenues, station operating expenses and operating income by comparing the performance of stations owned or operated by us throughout a relevant period to the performance of those same stations in the prior period whether or not owned or operated by us. Same station comparisons are used by us and those in the industry to assess the effect of acquisitions and dispositions on our operations throughout the periods measured. For those acquisitions and dispositions that management considers as material, we include these stations in our same station computations. None of the acquisitions noted below were considered material.

On May 1, 2012, we commenced operations under a time brokerage agreement (“TBA”) of KBLX-FM, a station licensed to San Francisco, California. On June 28, 2012, we acquired KBLX-FM for $25.0 million in cash.

On January 19, 2011, we commenced operations under a TBA of KUFX-FM, a station licensed to San Jose, California. During January 2011, we began simulcasting the format of KUFX-FM on the frequency of one of our three San Francisco stations owned and operated by us, thereby providing a complement to the signal coverage of the KUFX-FM format in the San Francisco metropolitan market. On February 28, 2011, we acquired KUFX-FM for $9.0 million in cash.

Results Of Operations For The Year-To-Date

The following significant factors affected our results of operations for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011:

In June 2012, we acquired KBLX-FM, a station in San Francisco, California, which complemented our existing San Francisco station cluster. We commenced operations of KBLX-FM under a TBA on May 1, 2012 that increased our revenues and station operating expenses.

During the second quarter of 2012, we recorded an impairment loss of $22.3 million as a result of a write-down in the carrying value of our broadcasting licenses.

During November 2011, we refinanced our debt by entering into a new $425 million senior secured credit agreement (the “Credit Facility”) and issuing $220 million of senior unsecured notes (the “Senior Notes”). The refinancing increased our interest expense as our new debt has higher borrowing rates than our prior credit facility (“Former Facility”). In addition, our interest expense increased as we incurred new deferred financing fees as part of the refinancing that were higher than the deferred financing fees from the prior credit facility.

In February 2011, we acquired KUFX-FM, a station in San Jose, California, which complemented our existing San Francisco station cluster. The KUFX acquisition also provided enhanced coverage of the San Francisco market and allowed us to launch the first classic rock superstation in the Bay Area.

During the second quarter of 2011, management determined that on a more likely than not realization basis, a full valuation allowance against our deferred tax assets was no longer required. Based on this assessment, management reversed the valuation allowance, which was a significant factor in the reduction of our income tax rate in 2011.

Six Months Ended June 30, 2012 As Compared To The Six Months Ended June 30, 2011

Net Revenues

	Six Months Ended
	June 30, 2012	June 30, 2011
	(dollars in millions)
Net Revenues	$184.5	$187.2
Amount of Change	$(2.7)
Percentage Change	(1.4%)

Despite revenue growth in more than half of our markets, revenue declined slightly in the first half of 2012. The decline in revenue was primarily due to the negative impact to first quarter revenues of format changes made during 2011 that included the establishment of FM simulcasts of three core AM stations. In the second quarter, the revenue performance of the stations with new formats improved and was in-line with our overall performance. We believe that the new formats, together with the establishment of the FM simulcasts, will improve the longer-term growth prospects for these brands.

Our net revenues increased the most for those radio stations located in our Greensboro, Indianapolis and Memphis markets, offset by a decrease for those radio stations located in our Portland and Kansas City markets as well as those radio stations in our Boston market. The majority of the year-to-date revenue decline in our Boston market took place in the first quarter and was primarily due to recent format changes.

Due to the uncertainties surrounding the economy, it is difficult for management to provide any guidance on future revenue trends.

Station Operating Expenses

	Six Months Ended
	June 30, 2012	June 30, 2011
	(dollars in millions)
Station Operating Expenses	$127.4	$133.2
Amount of Change	$(5.8)
Percentage Change	(4.4%)

The decrease in station operating expenses was primarily due to: (1) certain cost reduction initiatives; and (2) a decrease in music royalty expenses as a result of an industry settlement with American Society of Composers, Authors and Publishers (“ASCAP”).

Management expects that station operating expenses will continue to decline, versus the prior year’s comparable period, for the balance of the year.

Depreciation And Amortization Expense

	Six Months Ended
	June 30, 2012	June 30, 2011
	(dollars in millions)
Depreciation And Amortization Expense	$5.5	$5.8
Amount of Change	$(0.3)
Percentage Change	(5.2%)

Depreciation and amortization expense decreased in 2012 primarily due to the decrease in capital expenditures over the past several years.

Corporate General And Administrative Expenses

	Six Months Ended
	June 30, 2012	June 30, 2011
	(dollars in millions)
Corporate General And Administrative Expenses	$12.8	$15.1
Amount of Change	$(2.3)
Percentage Change	(15.2%)

Corporate general and administrative expenses decreased primarily due to a decrease in non-cash compensation expense of $1.8 million. In the first quarter of 2011, certain equity awards were issued and vested during the quarter which increased that year’s non-cash compensation expense.

Operating Income

	Six Months Ended
	June 30, 2012	June 30, 2011
	(dollars in millions)
Operating Income	$16.3	$31.3
Amount of Change	$(15.0)
Percentage Change	(47.9%)

The decrease in operating income was primarily due to: (1) an impairment loss of $22.3 million in our Boston market in connection with our review of broadcasting licenses during the second quarter of 2012; and (2) a reduction in net revenues of $2.6 million.

The decrease in operating income was offset by: (1) a $5.8 million reduction in station operating expenses; (2) a $2.3 million decrease in corporate general and administrative expenses for the reasons described under Corporate General And Administrative Expenses; and (3) a decrease of $1.5 million in merger and acquisition costs incurred in 2011.

Interest Expense

	Six Months Ended
	June 30, 2012	June 30, 2011
	(dollars in millions)
Interest Expense	$27.6	$11.2
Amount of Change	$16.4
Percentage Change	146.4%

The increase in interest expense was primarily due to the higher rates associated with our new financing that was entered into during the fourth quarter of 2011.

The rates were higher under our Credit Facility and Senior Notes as compared to our Former Facility. For example, under the Former Facility, the applicable borrowing rate was a function of LIBOR plus 0.5% to 2.5%. By contrast, under the present Credit Facility the applicable borrowing rate is a function of LIBOR plus 4.5% to 5.0% for the Revolver and LIBOR plus 4.75% to 5.0% for the Term B Loan (where the Term B Loan includes a LIBOR floor of 1.25%). Moreover, the Senior Notes accrue interest at 10.5% annually.

Income (Loss) Before Income Tax Benefit

	Six Months Ended
	June 30, 2012	June 30, 2011
	(dollars in millions)
Income (Loss) Before Income Tax Benefit	$(9.9)	$20.1
Amount of Change	$(30.0)
Percentage Change	(149.3%)

The decrease was primarily attributable to the impairment loss as described above under Operating Income and an increase in net interest expense described above under Net Interest Expense.

Income Tax Benefit

	Six Months Ended
	June 30, 2012	June 30, 2011
	(dollars in millions)
Income Tax Benefit	$(5.7)	$(29.7)
Amount of Change	$24.0
Percentage Change	80.8%

For the current period, the income tax rate was 57.1%, which includes adjustments for expenses that are not deductible for tax purposes, and the recognition of tax benefits related to discrete items arising during the period. We estimate that our 2012 annual tax rate before discrete items, which may fluctuate from quarter to quarter, will be in the high 40% range. This rate is higher than previously estimated primarily due to the reduction in estimated annual income before income taxes as a result of the impairment loss of $22.3 million in the second quarter of 2012.

For the prior period, the income tax rate was 147.9%. During the second quarter of 2011, management determined that on a more likely than not realization basis, a full valuation allowance against our deferred tax assets was no longer required (the full valuation allowance was initially established in 2008).

As of June 30, 2012 and December 31, 2011, net deferred tax liabilities (net of deferred tax assets) were $3.5 million and $8.3 million, respectively. The deferred tax liabilities primarily relate to differences between book and tax bases of certain of our indefinite-lived intangibles (broadcasting licenses and goodwill).

Net Income (Loss)

	Six Months Ended
	June 30, 2012	June 30, 2011
	(dollars in millions)
Net Income (Loss)	$(4.3)	$49.8
Amount of Change	$(54.1)
Percentage Change	(108.6%)

The net change was primarily attributable to the reasons described above under Income (Loss) Before Income Taxes (Benefit) and Income Taxes (Benefit).

Results Of Operations For The Quarter

The following significant factors affected our results of operations for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011:

On May 1, 2012, we commenced operations of KBLX-FM, a station licensed to San Francisco, California, under a TBA. On June 28, 2012, we acquired KBLX-FM for $25.0 million in cash.

During the second quarter of 2012, we recorded an impairment loss of $22.3 million as a result of a write-down in the carrying value of our broadcasting licenses.

During November 2011, we refinanced our existing debt by entering into a new $425 million Credit Facility and issuing $220 million of Senior Notes. The refinancing increased our interest expense as our new debt has higher borrowing rates than our prior credit facility. In addition, our interest expense increased as we incurred new deferred financing fees as part of the refinancing that were higher than the deferred financing fees from the prior credit facility.

During the second quarter of 2011, management determined that on a more likely than not realization basis, a full valuation allowance against our deferred tax assets was no longer required. Based on this assessment, management reversed the valuation allowance, which was a significant factor in the reduction of our income tax rate in 2011.

Three Months Ended June 30, 2012 As Compared To The Three Months Ended June 30, 2011

Net Revenues

	Three Months Ended
	June 30, 2012	June 30, 2011
	(dollars in millions)
Net Revenues	$104.6	$104.7
Amount of Change	$(0.1)
Percentage Change	(0.1%)

Net revenues were flat during the second quarter and revenues increased the most for those radio stations in our Indianapolis and Memphis markets, offset by a decrease for those radio stations in our Kansas City and Portland markets. The net revenues in San Francisco were favorably impacted by two months of net revenues from the operation of KBLX-FM, which commenced on May 1, 2012.

Due to the uncertainties surrounding the economy, it is difficult for management to provide any guidance on future revenue trends.

Station Operating Expenses

	Three Months Ended
	June 30, 2012	June 30, 2011
	(dollars in millions)
Station Operating Expenses	$67.7	$71.2
Amount of Change	$(3.5)
Percentage Change	(4.9%)

The decrease in station operating expenses was primarily due to certain cost reduction initiatives and an industry settlement with ASCAP.

Management expects that station operating expenses will continue to decline, versus the prior year’s comparable period, for the balance of the year.

Depreciation And Amortization Expense

	Three Months Ended
	June 30, 2012	June 30, 2011
	(dollars in millions)
Depreciation And Amortization Expense	$2.7	$2.9
Amount of Change	$(0.2)
Percentage Change	(6.9%)

Depreciation and amortization expense decreased in 2012 primarily due to the decrease over the past several years in capital expenditures.

Corporate General And Administrative Expenses

	Three Months Ended
	June 30, 2012	June 30, 2011
	(dollars in millions)
Corporate General And Administrative Expenses	$6.2	$6.5
Amount of Change	$(0.3)
Percentage Change	(4.6%)

A contributing factor to the decrease in corporate general and administrative expenses was a decrease in deferred compensation expense of $0.2 million as our deferred compensation liability generally tracks movements in the stock market.

Operating Income

	Three Months Ended
	June 30, 2012	June 30, 2011
	(dollars in millions)
Operating Income	$5.4	$24.0
Amount of Change	$(18.6)
Percentage Change	(77.5%)

The decrease in operating income was primarily due to the impairment loss of $22.3 million for the reasons as described in our accompanying notes to our financial statements.

Interest Expense

	Three Months Ended
	June 30, 2012	June 30, 2011
	(dollars in millions)
Interest Expense	$13.5	$5.3
Amount of Change	$8.2
Percentage Change	154.7%

The increase in interest expense was primarily due to the higher fees associated with our new financing that was entered into during the fourth quarter of 2011.

The fees were higher under our Credit Facility and Senior Notes as compared to our Former Facility. For example, under the Former Facility, the applicable borrowing rate was a function of LIBOR plus 0.5% to 2.5%. By contrast, under the present Credit Facility the applicable borrowing rate is a function of LIBOR plus 4.5% to 5.0% for the Revolver and LIBOR plus 4.75% to 5.0% for the Term B Loan (where the Term B Loan includes a LIBOR floor of 1.25%). Moreover, the Senior Notes accrue interest at 10.5% annually.

Income (Loss) Before Income Tax Benefit

	Three Months Ended
	June 30, 2012	June 30, 2011
	(dollars in millions)
Income (Loss) Before Income Tax Benefit	$(7.5)	$18.8
Amount of Change	$(26.3)
Percentage Change	(139.9%)

The decrease was primarily attributable to a decrease in operating income for the reasons as described above under Operating Income and an increase in interest expense for the reasons described under Interest Expense.

Income Tax Benefit

	Three Months Ended
	June 30, 2012	June 30, 2011
	(dollars in millions)
Income Tax Benefit	$(4.3)	$(30.0)
Amount of Change	$25.7
Percentage Change	85.7%

For the current period, the income tax rate was 57.4%, which includes adjustments for expenses that are not deductible for tax purposes, and the recognition of tax benefits related to discrete items arising during the period.

For the prior period, the income tax rate was 159.7%. During the second quarter of 2011, management determined that on a more likely than not realization basis, a full valuation allowance against our deferred tax assets was no longer required (the full valuation allowance was initially established in 2008).

Net Income (Loss)

	Three Months Ended
	June 30, 2012	June 30, 2011
	(dollars in millions)
Net Income (Loss)	$(3.2)	$48.7
Amount of Change	$(51.9)
Percentage Change	(106.6%)

The net change was primarily attributable to the reasons described above under Income (Loss) Before Income Tax Benefit and Income Tax Benefit.

Future Impairments

We performed an impairment test of our broadcasting licenses and goodwill during the second quarter of 2012 and recorded an impairment loss of $22.3 million. We may determine that it will be necessary to take impairment charges in future periods based on conditions at that time. Any such impairment could be material.

Liquidity And Capital Resources

Liquidity

Historically, we have carried significant amounts of debt. As of June 30, 2012, we had $393.5 million outstanding under our Credit Facility and $220 million principal amount of our Senior Notes. In addition, we have outstanding financing method lease obligations of $12.6 million and a $0.6 million letter of credit. As of June 30, 2012, we had $6.7 million in cash and cash equivalents. The outstanding debt under our Former Facility was paid in full on November 23, 2011 with the proceeds from new financing as described below.

During the six months ended June 30, 2012, we increased our outstanding debt by $8.6 million (net of accretion on our Senior Notes), primarily due to the $25.0 million cash acquisition of KBLX-FM. During the year ended 2011, we decreased our outstanding debt by $47.9 million.

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

The undrawn amount of the Revolver was $13.4 million as of June 30, 2012. The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of June 30, 2012, we would not be limited in these borrowings.

The Term B Loan requires: (1) mandatory prepayments equal to 50% of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs to 0%, depending on the Consolidated Leverage Ratio; and (2) mandatory prepayments from certain events such as the sale of certain property or the issuance of debt. Under the Term B Loan, the first Excess Cash Flow payment is due in the first quarter of 2013 based on the Excess Cash Flow and Leverage Ratio for calendar year 2012. We estimate that the Excess Cash Flow payment due in the first quarter of 2013, which is included under the current portion of long-term debt, will be approximately $14 million, net of prepayments through June 30, 2012. The amount of Excess Cash Flow prepayments required is subject to change based on actual results, which could differ materially from our financial projections as of June 30, 2012.

Management believes we are in compliance with all financial covenants and all other terms of the Credit Facility as of June 30, 2012. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations. A default under our Credit Facility or the indenture governing our Senior Notes could cause a cross default in the other. Any event of default could have a material adverse effect on our business and financial condition.

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

Credit Facility’s Financial Covenants

As of June 30, 2012, our Consolidated Leverage Ratio was 5.7 times versus a covenant maximum of 7.25 times as of June 30, 2012. Our Consolidated Interest Coverage Ratio was 2.9 times versus a covenant minimum of 1.5 times through December 31, 2012. These covenants become more restrictive over time.

The following tables present the computations as defined under our Credit Facility:

Consolidated Leverage Ratio Computations:
(amounts in thousands, except ratios)
Numerator: Consolidated Funded Indebtedness
Senior debt outstanding	$393,607
Senior Notes at maturity	220,000
Letter of credit outstanding	570

Total debt outstanding	614,177
Less cash outstanding, not to exceed $40 million	(6,741)

Consolidated Funded Indebtedness	$607,436

Denominator: Consolidated Operating Cash Flow
Net income	$14,499
Income taxes	7,579
Depreciation and amortization	11,008
Impairment loss	22,306
Interest expense	41,284
Loss on early extinguishment of debt	1,144
Non-cash compensation expense	5,723
Non-recurring expenses for restructuring or similar charges	393
Deferred non-cash charges	313
Investment loss	30
Pro forma adjustment to reflect the ten-month period prior to the commencement of operating KBLX FM on May 1, 2012	3,455
Pro forma for tower disposition as of beginning of period	(730)

Consolidated Operating Cash Flow	$107,004

Consolidated Leverage Ratio	5.68

Consolidated Interest Coverage Ratio Computations:
(amounts in thousands, except ratios)
Numerator: Consolidated Operating Cash Flow	$107,004

Denominator: Consolidated Interest Charges
Interest expense	$41,284
Less interest expense associated with the tower transaction	(730)
Less interest expense associated with the KBLX FM acquisition as of beginning of period	1,247
Less: interest income and certain deferred financing expense	(4,229)

Consolidated Interest Charges	$37,572

Consolidated Interest Coverage Ratio	2.85

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

A default under our Senior Notes could cause a default under our Credit Facility. Any event of default could have a material adverse effect on our business and financial condition.

Operating Activities

Net cash flows provided by operating activities were $21.5 million and $37.4 million for the six months ended June 30, 2012 and 2011, respectively. The cash flows from operating activities declined primarily due to the increase in interest expense associated with the refinancing of our outstanding debt during the fourth quarter of 2011.

Investing Activities

Net cash flows used in investing activities were $26.3 million and $10.8 million for the six months ended June 30, 2012 and 2011, respectively.

For the six months ended June 30, 2012, the cash used in investing activities primarily reflects $25.0 million for the purchase of a radio station in San Francisco, California and for the six months ended June 30, 2011, the cash used in investing activities primarily reflects $9.0 million for the purchase of a radio station in San Jose, California.

Financing Activities

Net cash flows provided by financing activities were $7.9 million and net cash flows used in financing activities were $28.4 million for the six months ended June 30, 2012 and 2011, respectively.

For the six months ended June 30, 2012, the cash flows provided by financing activities primarily reflect the net increase to our Credit Facility of $8.5 million. For the six months ended June 30, 2011, the cash flows used in financing activities primarily reflect the reduction to our net borrowings of $25.0 million under our Former Facility.

Dividends

We do not currently pay, and have not paid for the past several years, any dividends on our common stock. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility.

Income Taxes

During the six months ended June 30, 2012, we paid a nominal amount in state income taxes. We anticipate that it will not be necessary to make any quarterly estimated federal and state income tax payments for the remainder of 2012 based upon existing prepayments, expected quarterly income subject to tax and available net operating loss carryovers.

Contractual Obligations

There have been no material changes from the Contractual Obligations listed in our Form 10-K, filed with the SEC on February 29, 2012.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements, other than as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2011. We have, however, provided additional disclosures to one of our critical accounting policies for impairment testing of radio broadcasting licenses and goodwill as we conducted our annual impairment test of broadcasting licenses and goodwill during the second quarter of 2012.

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of June 30, 2012, we have recorded approximately $757.5 million in radio broadcasting licenses and goodwill, which represents 82.0% of our total assets at that date. We must conduct impairment testing at least annually, or more frequently, if events or changes in circumstances indicate that the assets might be impaired, and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value. After an impairment expense is recognized, the recorded value of these assets will be reduced by the impairment recognized and will be the assets’ new accounting basis. In 2012, 2009 and 2008, we recorded impairment losses of $22.3 million, $67.7 million and $835.7 million, respectively.

We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future performance of our stations.

Broadcasting Licenses Impairment Test

We perform our broadcasting license impairment test by evaluating our broadcasting licenses for impairment using the direct method at the market level. Each market’s broadcasting licenses are combined into a single unit of accounting for the purpose of testing impairment, as the broadcasting licenses in each market are operated as a single asset. We determine the fair value of broadcasting licenses in each of our markets by relying on a discounted cash flow approach (a 10-year income model) assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. Our fair value analysis contains assumptions based upon past experience and reflecting expectations of industry observers and including judgments about future performance using industry normalized information for an average station within a certain market. These assumptions include, but are not limited to: (1) the discount rate; (2) the market share and profit margin of an average station within a market based upon market size and station type; (3) the forecast growth rate of each radio market; (4) the estimated capital start-up costs and losses incurred during the early years; (5) the likely media competition within the market area; (6) a tax rate; and (7) future terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcasting licenses and goodwill assets.

The methodology used by us in determining our key estimates and assumptions was applied consistently to each market. Of the seven variables identified above, we believe that the first three (in clauses (1) through (3) above) are the most important to the determination of fair value.

We completed our annual impairment test for broadcasting licenses during the second quarter of 2012 and determined that the fair value of the broadcasting licenses was less than the carrying value in our Boston market and as a result, we recorded an impairment loss of $22.3 million.

The following table reflects these estimates and assumptions used in 2012 as compared to the second quarter of 2011, the date of the most recent prior impairment test.

	Second Quarter 2012	Second Quarter 2011
Discount rate	10.0%	10.0%
Operating profit margin ranges expected for average stations in the markets where the Company operates	20.7% to 40.9%	19.5% to 41.5%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%

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

The table below presents the percentage within a range by which the fair value exceeded the carrying value of our radio broadcasting licenses as of June 30, 2012 for 20 units of accounting where the carrying values of the licenses are considered material to our financial statements (20 geographical markets). Rather than presenting the percentage separately for each unit of accounting, management’s opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the broadcasting licenses. In addition, the units of accounting are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

	Units Of Accounting As Of June 30, 2012 Percentage Range By Which Fair Value Exceeds Carrying Value
	0% To 5%	Greater Than 5% To 10%	Greater Than 10% To 15%	Greater Than 15%
Number of units of accounting	3	4	6	7
Carrying value (in thousands)	$227,608	$90,224	$238,215	$135,641

Broadcasting Licenses Valuation At Risk

As a result of the second quarter 2012 impairment test of our broadcasting licenses, there were seven units of accounting where the fair value exceeded their carrying value by 10% or less as of June 30, 2012. In aggregate, these seven units of accounting at risk have a carrying value of $317.8 million. If overall market conditions or the performance of the economy deteriorates, advertising expenditures and radio industry results could be negatively impacted, including expectations for future growth. This could result in future impairment charges for these, or other of our units of accounting.

Goodwill Impairment Test

We perform our annual goodwill impairment test during the second quarter of each year by evaluating our goodwill for each reporting unit. We determined that a radio market is a reporting unit and, in total, we assessed goodwill at 19 separate reporting units (four of our 23 reporting units have no goodwill recorded as of June 30, 2012). If the fair value of any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and we are required to perform a second step of the impairment test. In the second step, we compare the amount reflected in the balance sheet to the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation.

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

In step one of our goodwill analysis, we considered the results of the market approach and the income approach in computing the fair value of our reporting units. In the market approach, we applied an estimated market multiple of between seven and a half times and eight times to each reporting unit’s operating performance to calculate the fair value. This multiple was consistent with the multiple applied to all markets in the second quarter of 2011. Management believes that these approaches are an appropriate measurement given the current market valuations of broadcast radio stations together with the historical market transactions, including those in recent months. Factors contributing to the determination of the reporting unit’s operating performance were historical performance and management’s estimates of future performance.

In the income approach, we utilized the discounted cash flow method to calculate the fair value of the reporting unit (the key estimates and assumptions are included in the table below). The results of step one indicated that it was not necessary to perform the second step analysis in any of the markets tested. As a result of the step one test, no impairment loss was recorded during the second quarter of 2012. We performed a reasonableness test by comparing the fair value results for goodwill (by using the implied multiple based on our cash flow performance and our current stock price) to prevailing radio broadcast transaction multiples.

The following table reflects certain key estimates and assumptions used in the second quarter of 2012 and in the second quarter of 2011, the date of the most recent prior impairment test. The ranges for operating profit margin and revenue growth rates are for our markets. In general, when comparing the second quarter of 2012 to the second quarter of 2011: (1) the discount rate, which was estimated using required returns on debt and equity of publicly traded radio companies, did not change; (2) the market specific operating profit margin range was relatively stable; and (3) the market long-term revenue growth rate did not change.

	Second Quarter 2012	Second Quarter 2011
Discount rate	10.0%	10.0%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%
Market multiple used in step one of the market valuation approach	7.5x to 8.0x	7.5x to 8.0x

If actual market conditions are less favorable than those projected by the industry or us, or if events occur or circumstances change that would reduce the fair value of our goodwill below the amount reflected in the balance sheet, we may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.

The table below presents the percentage within a range by which the fair value exceeded the carrying value of the reporting unit as of June 30, 2012 for 19 reporting units under step one of the goodwill impairment test during the second quarter of 2012. Rather than presenting the percentage separately for each reporting unit, management’s opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the reporting unit, including goodwill. In addition, the reporting units are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

	Reporting Units As Of June 30, 2012 Percentage Range By Which Fair Value Exceeds Carrying Value
	0% To 5%	Greater Than 5% To 10%	Greater Than 10% To 15%	Greater Than 15%
Number of reporting units	1	—	2	16
Carrying value (in thousands)	$103,441	$—	$131,897	$499,727

Goodwill Valuation At Risk

As a result of the second quarter 2012 impairment test of our goodwill, there was one reporting unit that exceeded the carrying value by 10% or less as of June 30, 2012. In aggregate, this one reporting unit has a goodwill carrying value of $103.4 million. Future impairment charges may be required on this, or other of our reporting units, as the discounted cash flow and market-based models are subject to change based upon our performance, our stock price, peer company performance and their stock prices, overall market conditions, and the state of the credit markets.

Sensitivity Of Key Broadcasting Licenses And Goodwill Assumptions

If we were to assume a 100 basis point change in certain of our key assumptions (a reduction in the long-term revenue growth rate, a reduction in the operating performance cash flow margin and an increase in the weighted average cost of capital) used to determine the fair value of our broadcasting licenses and goodwill using the income approach during the second quarter of 2012, the following would be the incremental impact:

Sensitivity Analysis
	Results Of Long-Term Revenue Growth Rate Decrease	Results Of Operating Performance Cash Flow Margin Decrease	Results Of Weighted Average Cost Of Capital Increase
	(amounts in thousands)
Broadcasting Licenses
Impairment assumption sensitivity result	$39,299	$25,826	$68,889
Impairment recorded during the second quarter of 2012	22,307	22,307	22,307

Incremental broadcasting licenses impairment	16,993	3,519	46,582

Goodwill
Impairment assumption sensitivity result	3,704	—	9,750
Impairment recorded during the second quarter of 2012	—	—	—

Incremental goodwill impairment	$3,704	$—	$9,750

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

We are exposed to market risk from changes in interest rates on our variable rate senior debt. From time to time, we may seek to limit our exposure to interest rate volatility through the use of derivative rate hedging instruments. If the borrowing rates under LIBOR were to increase 1% above the current rates as of June 30, 2012, our interest expense on our senior debt would increase marginally on an annual basis. With the expiration during the second quarter of 2012 of the last remaining derivative rate hedging instrument, there will be no further interest benefit or interest expense associated with the use of derivative rate hedging instruments unless we enter into new interest rate hedging instruments.

Due to the impact of the debt refinancing during the fourth quarter of 2011, interest expense will be substantially higher in 2012.

As of June 30, 2012, the fair value of our derivative instrument was zero as there were no instruments outstanding. This represented a decrease in liability from the balance as of December 31, 2011. The change was due to the maturity during the current period of the last remaining derivative instrument that was previously outstanding.

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

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012.

ITEM 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

During the three-month period ending June 30, 2012, we withheld shares of stock upon the vesting of restricted stock units to cover withholding tax obligations, unless an employee elected to pay such tax in cash. The following table provides information on shares withheld (which are considered repurchased) during the three-month period ended June 30, 2012:

Period	(a) Total Number Of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	(d) Maximum Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
April 1, 2012—April 30, 2012	—	$—	—	$—
May 1, 2012—May 31, 2012	33,816	$5.11	—	$—
June 1, 2012 —June 30, 2012	—	$—	—	$—

Total	33,816		—

In connection with employee tax obligations related to the vesting of restricted stock units during the three months ended June 30, 2012 and in accordance with elections by certain employees, we are deemed to have repurchased the following shares withheld to satisfy employees’ tax obligations: 33,816 shares at an average price of $5.11 per share in May 2012. These shares are included in the table above.

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

ENTERCOM COMMUNICATIONS CORP. (Registrant)

Date: August 3, 2012	/S/ David J. Field Name: David J. Field Title: President and Chief Executive Officer (principal executive officer)

Date: August 3, 2012	/S/ Stephen F. Fisher Name: Stephen F. Fisher Title: Executive Vice President - Operations and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007 and May 15, 2009. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)

4.01	Credit Agreement, dated as of November 23, 2011, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (3) (Originally filed as Exhibit 4.1)

4.02	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. (3) (Originally filed as Exhibit 4.2)

4.03	Form of Note. (3) (Originally filed as Exhibit 4.3)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

(1)	Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K as filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on November 25, 2011.
(4)	Filed herewith.
(5)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.