Form 10-Q
period 2012-09-30
ENTERCOM COMMUNICATIONS CORP
filed 2012-10-31
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Class A common stock, $0.01 par value – 31,324,924 Shares Outstanding as of October 22, 2012

(Class A Shares Outstanding include 1,772,212 unvested and vested but deferred restricted stock units)

Class B common stock, $0.01 par value – 7,197,532 Shares Outstanding as of October 22, 2012.

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

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2012	2011
ASSETS:
Cash and cash equivalents	$6,603	$3,625
Accounts receivable, net of allowance for doubtful accounts	78,991	69,053
Prepaid expenses, deposits and other	4,461	5,376
Prepaid and refundable federal and state income taxes	54	317
Deferred tax assets	3,035	3,035

Total current assets	93,144	81,406
Net property and equipment	52,127	58,368
Radio broadcasting licenses	718,656	715,902
Goodwill	39,103	38,891
Deferred charges and other assets, net of accumulated amortization	21,229	24,702

TOTAL ASSETS	$924,259	$919,269

LIABILITIES:
Accounts payable	$183	$404
Accrued expenses	14,596	12,509
Accrued compensation and other current liabilities	21,969	14,682
Financing method lease obligations, current portion	12,610	—
Senior debt, current portion	13,589	3,778

Total current liabilities	62,947	31,373

Long-term debt, net of current portion	573,296	598,446
Financing method lease obligations	—	12,610
Deferred tax liabilities	14,424	11,317
Other long-term liabilities	14,944	14,379

Total long-term liabilities	602,664	636,752

Total liabilities	665,611	668,125

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	385	382
Additional paid-in capital	600,898	597,327
Accumulated deficit	(342,635)	(346,565)

Total shareholders’ equity	258,648	251,144

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$924,259	$919,269

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,
	2012	2011	2012	2011
NET REVENUES	$102,295	$100,429	$286,832	$287,593

OPERATING EXPENSE:
Station operating expenses, including non-cash compensation expense	63,719	69,771	191,120	202,939
Depreciation and amortization expense	2,746	2,771	8,242	8,535
Corporate general and administrative expenses, including non-cash compensation expense	6,329	5,551	19,159	20,638
Impairment loss	—	—	22,307	—
Merger and acquisition costs	—	—	—	1,542
Net time brokerage agreement (income) fees	(4)	—	238	244
Net (gain) loss on sale or disposal of assets	120	73	123	142

Total operating expense	72,910	78,166	241,189	234,040

OPERATING INCOME (LOSS)	29,385	22,263	45,643	53,553

OTHER (INCOME) EXPENSE:
Net interest expense	13,285	5,251	40,854	16,477
Net (gain) loss on derivative instruments	—	—	(1,346)	—
Net (gain) loss on investments	50	—	50	—
Other income	(35)	(11)	(81)	(16)

TOTAL OTHER EXPENSE	13,300	5,240	39,477	16,461

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	16,085	17,023	6,166	37,092
INCOME TAXES (BENEFIT)	7,908	8,792	2,245	(20,894)

NET INCOME (LOSS)	$8,177	$8,231	$3,921	$57,986

NET INCOME (LOSS) PER SHARE—BASIC	$0.22	$0.23	$0.11	$1.59

NET INCOME (LOSS) PER SHARE—DILUTED	$0.22	$0.22	$0.10	$1.53

WEIGHTED AVERAGE SHARES:
Basic	36,735,215	36,366,675	36,704,001	36,355,024

Diluted	37,547,645	37,463,085	37,662,184	37,825,497

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,
	2012	2011	2012	2011
NET INCOME (LOSS)	$8,177	$8,231	$3,921	$57,986

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES (BENEFIT):

Net unrealized gain (loss) on derivatives, net of taxes (benefit)	—	1,039	—	9,174

COMPREHENSIVE INCOME (LOSS)	$8,177	$9,270	$3,921	$67,160

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND YEAR ENDED DECEMBER 31, 2011

(amounts in thousands, except share data)

(unaudited)

	Common Stock				Additional	Retained Earnings	Accumulated Other
	Class A		Class B		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Balance, December 31, 2010	30,700,568	$307	7,367,532	$74	$592,643	$(415,080)	$(7,277)	$170,667
Net income (loss)	—	—	—	—	—	68,510	—	68,510
Conversion of Class B common stock to Class A common stock	170,000	2	(170,000)	(2)	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	462	—	—	462
Compensation expense related to granting of restricted stock units	416,906	4	—	—	7,205	—	—	7,209
Exercise of stock options	53,625	—	—	—	71	—	—	71
Purchase of vested employee restricted stock units	(297,098)	(3)	—	—	(3,054)	—	—	(3,057)
Forfeitures of dividend equivalents	—	—	—	—	—	5	—	5
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	7,277	7,277

Balance, December 31, 2011	31,044,001	310	7,197,532	72	597,327	(346,565)	—	251,144
Net income (loss)	—	—	—	—	—	3,921	—	3,921
Compensation expense related to granting of stock options	—	—	—	—	166	—	—	166
Compensation expense related to granting of restricted stock units	269,766	3	—	—	3,815	—	—	3,818
Exercise of stock options	89,475	1	—	—	119	—	—	120
Purchase of vested employee restricted stock units	(80,193)	(1)	—	—	(529)	—	—	(530)
Forfeitures of dividend equivalents	—	—	—	—	—	9	—	9

Balance, September 30, 2012	31,323,049	$313	7,197,532	$72	$600,898	$(342,635)	$—	$258,648

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$3,921	$57,986
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,242	8,535
Amortization of deferred financing costs (including original issue discount)	3,465	2,825
Net deferred taxes (benefit) and other	2,245	(19,278)
Provision for bad debts	64	1,306
Net (gain) loss on sale or disposal of assets	123	142
Non-cash stock-based compensation expense	3,984	6,227
Net (gain) loss on investments	50	—
Net (gain) loss on derivatives	(1,346)	—
Deferred rent	514	80
Unearned revenue—long-term	134	5
Deferred compensation	1,198	(276)
Impairment loss	22,307	—
Accretion expense, net of asset retirement obligation payments	(93)	86
Other income	(81)	(16)

Changes in assets and liabilities:
Accounts receivable	(9,881)	(3,645)
Prepaid expenses and deposits	880	146
Prepaid and refundable income taxes	264	547
Accounts payable and accrued liabilities	2,227	7,349
Accrued interest expense	8,319	(43)
Accrued liabilities—long-term	(637)	(137)
Prepaid expenses—long-term	657	(141)

Net cash provided by (used in) operating activities	46,556	61,698

INVESTING ACTIVITIES:
Additions to property and equipment	(1,787)	(4,040)
Proceeds from sale of property, equipment, intangibles and other assets	28	231
Purchases of radio station assets	(25,325)	(9,000)
Deferred charges and other assets	(797)	(1,170)
Proceeds from investments and capital projects	444	16
Station acquisition deposits and costs	—	1,350

Net cash provided by (used in) investing activities	(27,437)	(12,613)

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011
FINANCING ACTIVITIES:
Deferred financing expenses related to the senior unsecured notes	(167)	—
Proceeds from issuance of long-term debt	30,000	118,500
Payments of long-term debt	(45,521)	(163,020)
Proceeds from the exercise of stock options	120	69
Purchase of vested employee restricted stock units	(530)	(3,022)
Payment of dividend equivalents on vested restricted stock units	(43)	(511)

Net cash provided by (used in) financing activities	(16,141)	(47,984)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,978	1,101
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,625	3,768

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,603	$4,869

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$29,068	$13,685

Income taxes	$99	$82

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the Company’s results of operations, cash flows or financial condition.

Prior Period Correction

During the nine and three months ended September 30, 2011, the Company recorded a prior period correction to income tax expense as described in Note 8, Income Taxes, and during the nine months ended September 30, 2011, the Company recorded a prior period correction to other comprehensive income (loss) as described in Note 9, Accumulated Other Comprehensive Income (Loss).

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

Each market’s broadcasting licenses are combined into a single unit of accounting for purposes of testing impairment, as the broadcasting licenses in each market are operated as a single asset. The Company determines the fair value of the broadcasting licenses in each of its markets by relying on a discounted cash flow approach (a 10-year income model) assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The Company’s fair value analysis contains assumptions based upon past experience and reflects expectations of industry observers and includes judgments about future performance using industry normalized information for an average station within a certain market. These assumptions include, but are not limited to: (1) the discount rate; (2) the market share and profit margin of an average station within a market, based upon market size and station type; (3) the forecast growth rate of each radio market; (4) the estimated capital start-up costs and losses incurred during the early years; (5) the likely media competition within the market area; (6) a tax rate; and (7) future terminal values.

The methodology used by the Company in determining its key estimates and assumptions was applied consistently to each market. Of the seven variables identified above, the Company believes that the first three (in clauses (1) through (3) above) are the most important to the determination of fair value.

The following table presents the changes in broadcasting licenses for the periods indicated:

	Broadcasting Licenses Carrying Amount
	2012	2011
	(amounts in thousands)
Beginning of period balance as of January 1,	$715,902	$707,852
Impairment loss	(22,307)	—
Acquisition	25,061	8,050

Ending period balance as of September 30,	$718,656	$715,902

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

There were no events or circumstances since the second quarter of 2012 that indicated an interim review of broadcasting licenses was required.

(2) Goodwill Impairment Test

The Company performs its annual goodwill impairment test during the second quarter of each year by evaluating its goodwill for each reporting unit.

The following table presents the changes in goodwill for each of the periods indicated:

	Goodwill Carrying Amount
	2012	2011
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$164,506	$163,783
Accumulated loss on impairment as of January 1,	(125,615)	(125,615)

Goodwill beginning balance after cumulative loss on impairment as of January 1,	38,891	38,168
Acquisition	212	723

Goodwill ending balance as of September 30,	$39,103	$38,891

Goodwill Impairment Testing During The Second Quarter Ended June 30, 2012

The Company completed its annual goodwill impairment test during the second quarter of 2012 and the results indicated that there was no impairment as the fair value was greater than the carrying value.

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

3. OTHER CURRENT LIABILITIES

Other Current Liabilities

Accrued compensation and other current liabilities consist of the following as of the periods indicated:

	Accrued Compensation And Other Current Liabilities
	September 30, 2012	December 31, 2011
	(amounts in thousands)
Accrued compensation	$6,675	$6,323
Accounts receivable credits	1,805	1,657
Derivative valuation—short-term	—	1,346
Advertiser obligations	1,106	1,067
Accrued interest payable	11,450	3,130
Other	933	1,159

	$21,969	$14,682

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

As of September 30, 2012, the amount outstanding under the Revolver was $16.0 million and the amount outstanding under the Term B Loan was $353.5 million. The undrawn amount of the Revolver was $33.4 million as of September 30, 2012. The amount of the Revolver available to the Company is a function of covenant compliance at the time of borrowing.

The Term B Loan requires mandatory prepayments equal to 50% of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs to 0%, depending on the Consolidated Leverage Ratio. The Excess Cash Flow payment is due in the first quarter of each year and the amount of the payment is based on the Excess Cash Flow and Leverage Ratio for the prior year. The Company estimates that the Excess Cash Flow payment will be approximately $11 million, which is net of prepayments made through September 30, 2012, and is due in the first quarter of 2013. This amount was classified under the current portion of long-term debt. The amount of the Excess Cash Flow prepayment required is subject to change based on actual results, which could differ materially from the Company’s financial projections as of September 30, 2012. The Company expects to fund the payment using cash from operating activities.

As of September 30, 2012, the Company is in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenants is highly dependent on its results of operations. Management believes that over the next 12 months the Company can continue to maintain compliance. Management believes that cash on hand and cash from operating activities, together with available borrowings under the Revolver, will be sufficient to permit the Company to meet its liquidity requirements over the next 12 months, including its debt repayments. The Company’s operating cash flow is positive, and management believes that it is adequate to fund the Company’s operating needs. As a result, the Company has not been required to rely upon, and the Company does not anticipate being required to rely upon, the Revolver to fund its operations.

Failure to comply with the Company’s financial covenants or other terms of its Credit Facility and any subsequent failure to negotiate and obtain any required relief from its lenders could result in a default under the Company’s Credit Facility. Any event of default could have a material adverse effect on our business and financial condition. In addition, a default under either the Company’s Credit Facility or the indenture governing the Company’s Senior Notes could cause a cross default in the other and result in the acceleration of the maturity of all outstanding debt. Under these circumstances, the acceleration of the Company’s debt could have a material adverse effect on its business. The Company may seek from time to time to amend its Credit Facility or obtain other funding or additional funding, which may result in higher interest rates.

As of September 30, 2012, the Company’s Consolidated Leverage Ratio was 5.1 times versus a covenant limit of 7.0 times and the Consolidated Interest Coverage Ratio was 2.5 times versus a covenant minimum of 1.5 times. These covenants become more restrictive over time.

(B) Senior Unsecured Debt

The Senior Notes

Simultaneously with entering into the Credit Facility on November 23, 2011, the Company issued $220 million of 10.5% unsecured senior notes (the “Senior Notes”), which mature on December 1, 2019. The Company received net proceeds of $212.7 million, which included a discount of $2.9 million, and incurred deferred financing costs of $6.1 million. These amounts are amortized over the term under the effective interest rate method. Interest on the Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year.

(C) Net Interest Expense

The components of net interest expense are as follows:

	Net Interest Expense
	Nine Months Ended September 30,
	2012	2011
	(amounts in thousands)
Interest expense	$36,005	$7,973
Amortization of deferred financing costs	3,283	2,825
Amortization of original issue discount of senior notes	182	—
Interest expense on interest rate hedging agreements	1,392	5,706
Interest income and other investment income	(8)	(27)

Total net interest expense	$40,854	$16,477

	Net Interest Expense
	Three Months Ended September 30,
	2012	2011
	(amounts in thousands)
Interest expense	$12,114	$2,618
Amortization of deferred financing costs	1,111	941
Amortization of original issue discount of senior notes	62	—
Interest expense on interest rate hedging agreements	—	1,712
Interest income and other investment income	(2)	(20)

Total net interest expense	$13,285	$5,251

The Company’s interest expense was higher in 2012 primarily due to the higher borrowing costs under the Credit Facility and Senior Notes as compared to the Company’s former credit agreement.

5. DERIVATIVES AND HEDGING ACTIVITIES

The Company from time to time enters into derivative financial instruments, including interest rate exchange agreements (“Swaps”) and interest rate collar agreements (“Collars”), to manage its exposure to fluctuations in interest rates.

As of September 30, 2012, there were no derivative interest rate transactions outstanding.

Hedge Accounting Treatment

All of the Company’s interest rate transactions entered into in 2008 received hedge accounting treatment, which continued throughout their terms for all hedges other than the hedge with an expiration date of May 28, 2012. In connection with the refinancing on November 23, 2011, this hedge, which was not terminated, no longer received hedge accounting treatment as the hedge was not effective due to the refinancing. As a result, the Company reclassified, as of November 23, 2011, all amounts remaining in accumulated other comprehensive income to the statement of operations.

Non-Hedge Accounting Treatment

For the interest rate transaction with an expiration date of May 28, 2012, the Company recognized non-hedge accounting treatment for the period from November 23, 2011 through May 28, 2012.

Expired Derivatives

The following is a listing of derivatives that expired during the periods as indicated:

Expired Derivatives Nine Months Ended September 30, 2012

Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed LIBOR Rate	Expiration Date
	(amounts in millions)
Swap	$100.0	May 28, 2008	n/a	3.62%	May 28, 2012

Expired Derivatives Year Ended December 31, 2011

Type Of Hedge	Notional Amount	Effective Date		Collar	Fixed LIBOR Rate		Expiration Date
	(amounts in millions)
Swap	$150.0	January 28, 2008		n/a	3.03%		January 28, 2011
Collar	100.0	February 28, 2008	[	Cap Floor	4.00%	]	February 28, 2011
					2.14%
Swap	125.0	March 28, 2008		n/a	2.91%		September 28, 2011

	375.0

The following is a summary of the gains (losses) related to the Company’s cash flow hedges for the periods indicated:

	Nine Months Ended September 30,
Description	2012	2011
	(amounts in thousands)
Type Of Derivative Designated As A Cash Flow Hedge	Interest Rate	Interest Rate
Amount Of Gain (Loss) Recognized In Other Comprehensive Income (Loss) (“OCI”)	$—	$5,129
Location Of Gain (Loss) Reclassified From Accumulated OCI To Statement Of Operations	Interest Expense	Interest Expense
Amount Of Gain (Loss) Reclassified From Accumulated OCI To Statement Of Operations	$—	$—
Location Of Gain (Loss) In Statement Of Operations	Interest Expense	Interest Expense
Amount Of Gain (Loss) In Statement Of Operations Due To Ineffectiveness	$1,346	$—

Three Months Ended September 30,
Description	2012	2011
(amounts in thousands)
Type Of Derivative Designated As A Cash Flow Hedge	Interest Rate	Interest Rate
Amount of Gain (Loss) Recognized In OCI	$—	$1,679
Location Of Gain (Loss) Reclassified From Accumulated OCI To Statement Of Operations	Interest Expense	Interest Expense
Amount Of Gain (Loss) Reclassified From Accumulated OCI To Statement Of Operations	$—	$—
Location Of Gain (Loss) In Statement Of Operations	Interest Expense	Interest Expense
Amount Of Gain (Loss) In Statement Of Operations Due To Ineffectiveness	$—	$—

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

As of November 23, 2011, the remaining amount in accumulated other comprehensive income related to these derivatives was reclassified to the statement of operations.

The following table presents the accumulated net derivative gain (loss) recorded in the statements of other comprehensive income (loss) as of the periods indicated:

	Fair Value Of Accumulated Derivatives Outstanding
	September 30, 2012	December 31, 2011
	Assets (Liabilities)
	(amounts in thousands)
Beginning balance as of January 1	$—	$(7,277)
Net unrealized gain (loss) on derivatives, net of taxes (benefit)	—	7,277

Ending balance	$—	$—

The following is a summary of the fair value of the derivatives outstanding as of the periods indicated:

		Fair Value
		September 30,	December 31,
	Balance Sheet Location	2012	2011
		Asset (Liability)
		(amounts in thousands)
Designated Derivatives
Interest rate hedge transactions	Current liabilities	$—	$(1,346)

6. SHARE-BASED COMPENSATION

Equity Compensation Plan

Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.

RSU Activity

The following is a summary of the changes in RSUs under the Plan during the current period:

	Period Ended	Number Of Restricted Stock Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value As Of September 30, 2012
RSUs outstanding as of:	December 31, 2011	1,860,577
RSUs awarded		290,556
RSUs released		(358,131)
RSUs forfeited		(20,790)

RSUs outstanding as of:	September 30, 2012	1,772,212	$—	1.2	$12,157,374

RSUs vested and expected to vest as of:	September 30, 2012	1,654,227	$—	1.2	$10,751,208

RSUs exercisable (vested and deferred) as of:	September 30, 2012	86,996	$—	—	$596,793

Weighted average remaining recognition period in years		1.9

Unamortized compensation expense, net of estimated forfeitures		$6,692,351

Options

Option Activity

The following table provides summary information related to the exercise of stock options:

	Nine Months Ended September 30,
Other Option Disclosures	2012	2011
	(amounts in thousands)
Intrinsic value of options exercised	$446	$520

Tax benefit from options exercised	$169	$198

Cash received from exercise price of options exercised	$120	$69

The following table presents the option activity during the current period under the Plan:

	Period Ended	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value As of September 30, 2012
Options outstanding as of:	December 31, 2011	876,025	$2.84
Options granted		—
Options exercised		(89,475)	1.34
Options forfeited		(10,625)	2.60
Options expired		(21,625)	26.05

Options outstanding as of:	September 30, 2012	754,300	$2.36	6.3	$3,864,841

Options vested and expected to vest as of:	September 30, 2012	748,233	$2.37	6.3	$3,833,005

Options vested and exercisable as of:	September 30, 2012	526,614	$2.74	6.2	$2,640,439

Weighted average remaining recognition period in years		0.4

Unamortized compensation expense, net of estimated forfeitures		$74,924

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
		Number Of	Weighted		Number Of
		Options	Average	Weighted	Options	Weighted
		Outstanding	Remaining	Average	Exercisable	Average
		September 30,	Contractual	Exercise	September 30,	Exercise
Exercise Prices		2012	Life	Price	2012	Price
$1.34	$1.34	695,300	6.4	$1.34	474,864	$1.34
$2.02	$6.62	20,000	7.0	$5.52	12,750	$5.35
$10.90	$11.69	20,500	5.4	$11.46	20,500	$11.46
$11.78	$48.21	18,500	3.4	$27.24	18,500	$27.24

$1.34	$48.21	754,300	6.3	$2.36	526,614	$2.74

Recognized Non-Cash Compensation Expense

Stock-based compensation expense consisted primarily of RSU awards. The following summarizes recognized stock-based compensation expense included in the Company’s line item expense for awards:

	Nine Months Ended
	September 30,
	2012	2011
	(amounts in thousands)
Station operating expenses	$433	$551
Corporate general and administrative expenses	3,551	5,676

Stock-based compensation expense included in operating expenses	3,984	6,227
Income tax benefit	1,120	1,613

Net stock-based compensation expense	$2,864	$4,614

	Three Months Ended September 30,
	2012	2011
	(amounts in thousands)
Station operating expenses	$169	$224
Corporate general and administrative expenses	1,097	1,337

Stock-based compensation expense included in operating expenses	1,266	1,561
Income tax benefit	358	464

Net stock-based compensation expense	$908	$1,097

7. NET INCOME (LOSS) PER COMMON SHARE

For the periods indicated, the following presents the computations of basic and diluted net income (loss) per share:

	Nine Months Ended
	September 30, 2012			September 30, 2011
	(amounts in thousands, except share and per share data)
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
Basic net income per common share:
Net income	$3,921	36,704,001	$0.11	$57,986	36,355,024	$1.59

Impact of equity awards		958,183			1,470,473

Diluted net income per common share:
Net income	$3,921	37,662,184	$0.10	$57,986	37,825,497	$1.53

	Three Months Ended
	September 30, 2012			September 30, 2011
	(amounts in thousands, except share and per share data)
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
Basic net income per common share:
Net income	$8,177	36,735,215	$0.22	$8,231	36,366,675	$0.23

Impact of equity awards		812,430			1,096,410

Diluted net income per common share:
Net income	$8,177	37,547,645	$0.22	$8,231	37,463,085	$0.22

Incremental Shares Disclosed As Anti-Dilutive

For the periods indicated, the following table provides the incremental shares excluded as they were anti-dilutive under the treasury stock method:

	Nine Months Ended
	September 30,
Impact Of Equity Awards	2012	2011
	(amounts in thousands,
	except per share data)
Dilutive or anti-dilutive for all potentially dilutive equivalent shares	dilutive	dilutive

Excluded shares as anti-dilutive under the treasury stock method:
Options	51	54

Price range of options: from	$6.36	$9.02

Price range of options: to	$48.21	$48.21

RSUs with service conditions	1,109	942
RSUs with service and market conditions as market conditions not met	200	200

Total RSUs	1,309	1,142

	Three Months Ended
	September 30,
Impact Of Equity Awards	2012	2011
	(amounts in thousands,
	except per share data)
Dilutive or anti-dilutive for all potentially dilutive equivalent shares:	dilutive	dilutive

Excluded shares as anti-dilutive under the treasury stock method:
Options	49	53

Price range of options: from	$6.34	$6.67

Price range of options: to	$48.21	$48.21

RSUs with service conditions	956	976
RSUs with service and market conditions as market conditions not met	200	200

Total RSUs	1,156	1,176

8. INCOME TAXES

Tax Rates For The Nine Months And Three Months Ended September 30, 2012

The effective income tax rates were 36.4% and 49.2% for the nine months and three months ended September 30, 2012, respectively. These rates were impacted by an adjustment for expenses that are not deductible for tax purposes and a tax benefit associated with a reduction in liabilities for uncertain tax positions due to the expiration of the statute of limitations in certain jurisdictions.

Tax Rates For The Nine Months And Three Months Ended September 30, 2011

The effective income tax rates were 56.3% and 51.6% for the nine months and three months ended September 30, 2011, respectively. These effective income tax rates reflect: (1) a reversal of the full valuation allowance against its deferred tax assets; and (2) certain discrete items of tax. The income tax benefit from the reversal of the full valuation allowance was offset by a prior period correction in the current period that increased deferred income tax expense by $6.0 million (see Note 8 below for further discussion).

Deferred Tax Assets And Liabilities

As of September 30, 2012 and December 31, 2011, net deferred tax liabilities were $11.4 million and $8.3 million, respectively. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

Prior Period Tax Provision Correction

Included in the nine months ended September 30, 2011 is a prior period correction to the year ended December 31, 2008 of $6.0 million that was made to record an income tax benefit to other comprehensive income (loss) and to increase deferred income tax expense by the same amount. The prior period financial statements were not restated as this correction was considered to be immaterial to both the Company’s previously reported and current results of operations and financial position and had no impact on previously reported cash flows from operating, financing or investing activities.

In addition, during the three months ended September 30, 2011, the Company noted an error related to deferred tax expense for the three months ended June 30, 2011. As of June 30, 2011, the Company did not reflect the federal benefit for state taxes in calculating its deferred tax assets which had the effect of understating deferred tax expense by $1.5 million. The Company corrected this error during the three and nine months ended September 30, 2011 by recognizing an additional $1.5 million in deferred tax expense in the periods. There was no impact on the tax rate for the nine months ended September 30, 2011. The Company recorded the correction of this error to the financial statements for the three months ended September 30, 2011 as this error was not material to the financial statements for either the three months ended September 30, 2011 or the three months ended June 30, 2011.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The Company’s accumulated comprehensive income (loss) consists of net income (loss) and other items recorded directly to the equity accounts.

The following table summarizes the types of other comprehensive income (loss) recorded to the statements of comprehensive income (loss) for the periods indicated:

Accumulated Other Comprehensive Income (Loss)

	Nine Months Ended September 30,
Category	2012	2011
	(amounts in thousands)
Accumulated other comprehensive income (loss) beginning balance	$—	$(7,277)
Interest Rate Derivatives
Prior period correction recorded in the current period	—	5,998
Net gain (loss) on derivatives	—	5,129
Income (taxes) benefit		(1,953)

Net gain (loss) on derivatives, net of taxes and before valuation allowance	—	9,174
Valuation allowance - (decrease) increase	—	—

Net gain (loss), net of taxes	—	9,174

Accumulated other comprehensive income (loss) ending balance	$—	$1,897

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,
Category	2012	2011
	(amounts in thousands)
Accumulated other comprehensive income (loss) beginning balance	$—	$858
Interest Rate Derivatives
Net gain (loss) on derivatives	—	1,679
Income (taxes) benefit	—	(640)

Net gain (loss) on derivatives, net of taxes and before valuation allowance	—	1,039
Valuation allowance - (decrease) increase	—	—

Net gain (loss), net of taxes	—	1,039

Accumulated other comprehensive income (loss) ending balance	$—	$1,897

Prior Period Tax Provision Correction

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

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Of Financial Instruments Subject To Fair Value Measurements

Recurring Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	September 30, 2012
	Value Measurements At Reporting Date Using
		Quoted Prices In Active Markets For Identical Assets Or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	Assets (Liabilities)
	(amounts in thousands)
Assets
Cash equivalents (1)	$3,838	$3,838	$—	$—

Liabilities
Deferred Compensation (2)	$(8,022)	$(8,022)	$—	$—

Lease abandonment liability (3):
Short-term	$(67)	$—	$(67)	$—

Long-term	$(629)	$—	$(629)	$—

	December 31, 2011
	Value Measurements At Reporting Date Using
		Quoted Prices In Active Markets For Identical Assets Or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	Assets (Liabilities)
	(amounts in thousands)
Assets
Cash equivalents (1)	$3,625	$3,625	$—	$—

Liabilities
Deferred Compensation (2)	$(6,824)	$(6,824)	$—	$—

Lease abandonment liability (3):
Short-term	$(54)	$—	$(54)	$—

Long-term	$(681)	$—	$(681)	$—

Interest Rate Cash Flow Hedges Designated
As Qualifying Instruments (4):
Short-term	$(1,346)	$—	$(1,346)	$—

(1)	Cash equivalents, which are included under current assets as cash and cash equivalents, are invested in institutional money market funds. This investment is considered a Level 1 measurement, using quoted prices in active markets for identical investments.
(2)	The Company’s deferred compensation liability, which is included in other long-term liabilities, is recorded at fair value on a recurring basis. The unfunded plan allows participants to hypothetically invest in various specified investment options. The deferred compensation plan liability is valued based on quoted market prices of the underlying investments. The Company classifies its non-qualified deferred compensation plan liability as Level 1.

(3)	The Company’s lease abandonment liability is recorded at fair value on a recurring basis. The Company uses Level 2 inputs for its valuation methodology, as the fair value of the underlying lease is based on expected future cash flows which are adjusted for a nonperformance risk by the Company. The Company reflects the short-term lease abandonment liability under current liabilities and long-term lease abandonment liability under other long-term liabilities.
(4)	For the Company’s interest rate hedges, the Company pays a fixed rate and receives a variable interest rate that is observable based upon a forward LIBOR interest rate curve and is therefore considered a Level 2 measurement. The Company factors an adjustment for a non-performance risk by either the Company and/or by the Company’s counterparty into the fair value of its interest rate hedges. The Company reflects the short-term derivative liability under current liabilities and long-term derivative liability under other long-term liabilities.

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

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis along with the fair value measurement of the impairment loss recognized:

Non-Recurring Assets Subject To Fair Value Measurement

	September 30, 2012
	Based Upon The Valuation As Of June 30, 2012
	Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets Or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	For The Period Ended September 30, 2012 Impairment
Description	Total	(Level 1)	(Level 2)	(Level 3)	Loss
	(amounts in thousands)
Radio broadcasting licenses	$100,512	$—	$—	$100,512	$22,307

As a result of the Company’s second quarter annual impairment testing during the nine months ended September 30, 2012, the Company determined that an adjustment was required to reduce the carrying value of its radio broadcasting licenses.

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

The carrying amount of the following assets and liabilities approximates fair value due to the short maturity of these instruments: (1) cash and cash equivalents (other than the cash equivalents separately identified under this Note as a Level 1 measurement); (2) accounts receivable; and (3) accounts payable, including accrued liabilities.

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	September 30,		December 31,
	2012		2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(amounts in thousands)
Credit Facility (1)	$369,500	$372,964	$385,000	$385,000

Senior Notes (2)	$217,285	$236,841	$217,103	$216,696

Finance method lease obligations (3)	$12,610		$12,610

Letter of credit (4)	$570		$570

The following methods and assumptions were used to estimate the fair value of financial instruments:

(1) Credit Facility: The Company’s determination of the fair value was based on quoted prices and is considered a Level 3 measurement.

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

San Francisco, California

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

Including this acquisition, the Company owns four radio stations serving the San Francisco market and one station serving the San Jose market. Management believes that the addition of KBLX-FM to the Company’s cluster of existing stations in this market will allow the Company to compete more effectively by sharing certain synergies in sales, programming and administration.

12. CONTINGENCIES, GUARANTOR ARRANGEMENTS AND COMMITMENTS

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial position, results of operations or cash flows. Except as described below, there were no material changes from the contingencies listed in the Company’s Form 10-K, filed with the SEC on February 29, 2012.

Music Licensing

The Company’s agreements with Broadcast Music, Inc. (“BMI”) and American Society of Composers, Authors and Publishers (“ASCAP”) each expired on December 31, 2009. In January 2010, the Radio Music Licensing Committee (the “RMLC”), of which the Company is a participant, filed motions in the New York courts against BMI and ASCAP on behalf of the radio industry, seeking interim fees and a determination of fair and reasonable industry-wide license fees. During 2010, the courts approved reduced interim fees for ASCAP and BMI.

In January 2012, ASCAP and the RMLC entered into a settlement agreement that was approved by the court and covers the period from January 1, 2010 through December 31, 2016. This settlement also includes a credit for fees previously paid. The Company will record this benefit when realized as a reduction to its future station operating expenses in the statement of operations.

In August 2012, BMI and the RMLC entered into a settlement agreement that was approved by the court and covers the period from January 1, 2010 through December 31, 2016. This settlement also includes a credit for fees previously paid. The Company recognized this benefit during the third quarter of 2012 as a reduction to its station operating expenses in the statement of operations.

13. SUBSEQUENT EVENTS

Events occurring after September 30, 2012 were evaluated to ensure that any subsequent events that met the criteria for recognition have been included.

ITEM 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2012. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the nine and three month periods ended September 30, 2012 as compared to the comparable periods in the prior year. Our results of operations during the relevant periods represent the operations of the radio stations owned and operated by us.

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

Results Of Operations For The Year-To-Date

The following significant factors affected our results of operations for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011:

In the third quarter of 2012, we recorded a $2.0 million music royalty expense credit as a result of an industry settlement with Broadcast Music, Inc. (“BMI”) for fees paid in prior years.

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

During November 2011, we refinanced our debt by entering into a new $425 million senior secured credit agreement (the “Credit Facility”) and issued $220 million of senior unsecured notes (the “Senior Notes”). The Credit Facility included a $50 million revolving facility (the “Revolver”) and a $375 million term B loan (the “Term B Loan”). The refinancing increased our interest expense as our new debt has higher borrowing rates than our prior credit facility (the “Former Facility”). In addition, our interest expense increased as we incurred new deferred financing fees as part of the refinancing.

In February 2011, we acquired KUFX-FM, a station in San Jose, California, which complemented our existing San Francisco station cluster. The KUFX-FM acquisition provided enhanced coverage of the San Francisco market and allowed us to launch the first classic rock superstation in the Bay Area.

During the second quarter of 2011, management determined that, on a more likely than not realization basis, a full valuation allowance against our deferred tax assets was no longer required. As a result, management reversed the valuation allowance, which reduced our income tax rate in 2011.

Nine Months Ended September 30, 2012 As Compared To The Nine Months Ended September 30, 2011

Net Revenues

	Nine Months Ended
	September 30, 2012	September 30, 2011
	(dollars in millions)
Net Revenues	$286.8	$287.6
Amount of Change	$(0.8)
Percentage Change	(0.3%)

Net revenues for the nine months ended September 30, 2012 were down slightly versus the prior year. While net revenues grew in the third quarter of 2012, that increase was offset by a decline in revenues in the first half of the year due to the negative impact of a number of significant format changes made to key brands in 2011. The reformatted brands contributed to revenue growth in the third quarter and we believe that the format changes improved their growth prospects.

Net revenues increased the most for our stations in the Greensboro and Indianapolis markets, offset by revenue decreases for our stations located in the Portland and Austin markets and, to a lesser degree, the Boston market. Net revenues in San Francisco were favorably impacted by our acquisition of KBLX-FM which we began operating on May 1, 2012.

Due to the uncertainties surrounding the economy, it is difficult for management to provide any guidance on future revenue trends.

Station Operating Expenses

	Nine Months Ended
	September 30, 2012	September 30, 2011
	(dollars in millions)
Station Operating Expenses	$191.1	$202.9
Amount of Change	$(11.8)
Percentage Change	(5.8%)

Station operating expenses decreased primarily due to cost reduction initiatives and an industry settlement with BMI resulting in an expense credit of $2.0 million.

Management expects that station operating expenses will increase in the fourth quarter of 2012 as compared to the prior year period.

Depreciation And Amortization Expense

	Nine Months Ended
	September 30, 2012	September 30, 2011
	(dollars in millions)
Depreciation And Amortization Expense	$8.2	$8.5
Amount of Change	$(0.3)
Percentage Change	(3.5%)

Depreciation and amortization expense decreased in 2012 primarily due to a trend of lower capital expenditures over the past several years.

Corporate General And Administrative Expenses

	Nine Months Ended
	September 30, 2012	September 30, 2011
	(dollars in millions)
Corporate General And Administrative Expenses	$19.2	$20.6
Amount of Change	$(1.4)
Percentage Change	(6.8%)

Corporate general and administrative expenses decreased primarily due to a decline in non-cash compensation expense of $2.1 million. In the first quarter of 2011, certain equity awards were issued and vested in that quarter which increased non-cash compensation expense.

The decrease in corporate general and administrative expenses was offset by an increase in deferred compensation expense of $0.9 million as our deferred compensation liability generally tracks movements in the stock market.

Operating Income

	Nine Months Ended
	September 30, 2012	September 30, 2011
	(dollars in millions)
Operating Income	$45.6	$53.6
Amount of Change	$(8.0)
Percentage Change	(14.9%)

Operating income declined primarily due to an impairment loss of $22.3 million in our Boston market in connection with our annual review of broadcasting licenses during the second quarter of 2012.

The decrease in operating income was offset by: (1) a reduction in station operating expenses; (2) a reduction of $1.5 million in merger and acquisition costs; and (3) a decrease in corporate general and administrative expenses.

Interest Expense

	Nine Months Ended
	September 30, 2012	September 30, 2011
	(dollars in millions)
Interest Expense	$40.9	$16.5
Amount of Change	$24.4
Percentage Change	147.9%

The increase in interest expense was primarily due to higher interest rates under our new financing which we entered into during the fourth quarter of 2011.

Income Before Income Taxes (Benefit)

	Nine Months Ended
	September 30, 2012	September 30, 2011
	(dollars in millions)
Income Before Income Taxes (Benefit)	$6.2	$37.1
Amount of Change	$(30.9)
Percentage Change	(83.3%)

The decrease was primarily attributable to the decrease in operating income and an increase in net interest expense.

Income Taxes (Benefit)

	Nine Months Ended
	September 30, 2012	September 30, 2011
	(dollars in millions)
Income Taxes (Benefit)	$2.2	$(20.9)
Amount of Change	$23.1
Percentage Change	110.5%

For the current period, the income tax rate was 36.4%. We estimate that our 2012 annual tax rate before discrete items, which may fluctuate from quarter to quarter, will be in the high 40% range. The estimated rate was negatively impacted by the impairment loss recorded in the second quarter of 2012.

For the prior period, the income tax rate was 56.3%. During the second quarter of 2011, management determined that on a more likely than not realization basis, a full valuation allowance against our deferred tax assets was no longer required (the full valuation allowance was initially established in 2008). Excluding the impact of the valuation allowance reversal and a $6.0 million prior period correction, the income tax rate was 41.2%.

As of September 30, 2012 and December 31, 2011, net deferred tax liabilities were $11.4 million and $8.3 million, respectively. The deferred tax liabilities primarily relate to differences between the book and tax bases of our broadcasting licenses and goodwill.

Net Income

	Nine Months Ended
	September 30, 2012	September 30, 2011
	(dollars in millions)
Net Income	$3.9	$58.0
Amount of Change	$(54.1)
Percentage Change	(93.3%)

The increase in Net Income was primarily attributable to the reasons described above under Income Before Income Taxes (Benefit).

Results Of Operations For The Quarter

The following significant factors affected our results of operations for the three months ended September 30, 2012 as compared to the same period in the prior year:

On May 1, 2012, we commenced operations of KBLX-FM, a station licensed to San Francisco, California, under a TBA. On June 28, 2012, we acquired KBLX-FM for $25.0 million in cash.

During the second quarter of 2012, we recorded an impairment loss of $22.3 million as a result of a write-down in the carrying value of our broadcasting licenses.

During November 2011, we refinanced our existing debt by entering into a new Credit Facility and issuing Senior Notes. The refinancing increased our interest expense as our new debt has higher borrowing rates than our Former Facility. In addition, our interest expense increased as we incurred new deferred financing fees.

During the second quarter of 2011, management determined that on a more likely than not realization basis, a full valuation allowance against our deferred tax assets was no longer required. Based on this assessment, management reversed the valuation allowance, which was a significant factor in the reduction of our income tax rate in 2011.

Three Months Ended September 30, 2012 As Compared To The Three Months Ended September 30, 2011

Net Revenues

	Three Months Ended
	September 30, 2012	September 30, 2011
	(dollars in millions)
Net Revenues	$102.3	$100.4
Amount of Change	$1.9
Percentage Change	1.9%

Net revenues increased in the third quarter of 2012 due to the acquisition of KBLX-FM, which we began operating on May 1, 2012.

Net revenues increased the most for our stations in the Buffalo, Kansas City and New Orleans markets, offset by a decrease for our stations in the Portland, Providence and Sacramento markets.

Station Operating Expenses

	Three Months Ended
	September 30, 2012	September 30, 2011
	(dollars in millions)
Station Operating Expenses	$63.7	$69.8
Amount of Change	$(6.1)
Percentage Change	(8.7%)

The decrease in station operating expenses was primarily due to cost reduction initiatives and a $2.0 million expense credit as a result of an industry settlement with BMI.

Depreciation And Amortization Expense

	Three Months Ended
	September 30, 2012	September 30, 2011
	(dollars in millions)
Depreciation And Amortization Expense	$2.7	$2.8
Amount of Change	$(0.1)
Percentage Change	(3.6%)

Depreciation and amortization expense was flat versus the prior year due to our recent history of consistent levels of capital expenditures.

Corporate General And Administrative Expenses

	Three Months Ended
	September 30, 2012	September 30, 2011
	(dollars in millions)
Corporate General And Administrative Expenses	$6.3	$5.6
Amount of Change	$0.7
Percentage Change	12.5%

A contributing factor to the growth in corporate general and administrative expenses was an increase in deferred compensation expense of $0.9 million as our deferred compensation liability generally tracks movements in the stock market.

Operating Income

	Three Months Ended
	September 30, 2012	September 30, 2011
	(dollars in millions)
Operating Income	$29.4	$22.3
Amount of Change	$7.1
Percentage Change	31.8%

The increase in operating income was primarily due to the increase in net revenues and the decrease in station operating expenses.

Interest Expense

	Three Months Ended
	September 30, 2012	September 30, 2011
	(dollars in millions)
Interest Expense	$13.3	$5.3
Amount of Change	$8.0
Percentage Change	150.9%

The increase in interest expense was primarily due to the higher interest rates under our new financing, entered into during the fourth quarter of 2011.

Income Before Income Taxes

	Three Months Ended
	September 30, 2012	September 30, 2011
	(dollars in millions)
Income Before Income Taxes	$16.1	$17.0
Amount of Change	$(0.9)
Percentage Change	(5.3%)

The decrease was primarily attributable to the increase in interest expense, offset by the increase in operating income.

Income Taxes

	Three Months Ended
	September 30, 2012	September 30, 2011
	(dollars in millions)
Income Taxes	$7.9	$8.8
Amount of Change	$(0.9)
Percentage Change	(10.2%)

For the current period, the income tax rate was 49.2%, which primarily reflects adjustments for expenses that are not deductible for tax purposes. This rate was negatively impacted by the $22.3 million impairment loss in the second quarter of 2012.

For the prior period, income tax expense was $7.3 million or 42.7% (after excluding an income tax expense adjustment of $1.5 million related to the overstatement of our deferred tax assets following the release of our valuation allowance in the second quarter of 2011). During the second quarter of 2011, management determined that on a more likely than not realization basis, a full valuation allowance against our deferred tax assets was no longer required (the full valuation allowance was initially established in 2008).

Net Income

	Three Months Ended
	September 30, 2012	September 30, 2011
	(dollars in millions)
Net Income	$8.2	$8.2

The net change was primarily attributable to the reasons described above under Income Before Income Taxes.

Future Impairments

We may find it necessary to take impairment charges in future periods based on conditions at that time. Any such impairment could be material.

Liquidity And Capital Resources

Liquidity

As of September 30, 2012, we had $369.5 million outstanding under our Credit Facility and $220 million in principal for our Senior Notes. In addition, we have outstanding financing method lease obligations of $12.6 million and a $0.6 million letter of credit. As of September 30, 2012, we had $6.6 million in cash and cash equivalents.

The Credit Facility

On November 23, 2011, we entered into a new credit agreement with a syndicate of lenders for a $425 million Credit Facility, which is comprised of: (a) a $50 million Revolver that matures on November 23, 2016; and (b) a $375 million Term B Loan that matures on November 23, 2018. The Term B Loan amortizes in quarterly installments of $0.9 million with the first such payment due and payable on March 31, 2012 and any remaining principal and interest is due at maturity (except for certain mandatory principal prepayments of excess cash flow and other events as described below).

The undrawn amount of the Revolver was $33.4 million as of September 30, 2012. The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of September 30, 2012, we would not be limited in these borrowings.

The Term B Loan requires annual mandatory prepayments of a portion of our Excess Cash Flow. We estimate that the Excess Cash Flow payment due in the first quarter of 2013, which is net of prepayments made through September 30, 2012, will be approximately $11 million. The amount is included under the current portion of long-term debt and is subject to change based on actual results, which could differ materially.

As of September 30, 2012, we are in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations. A default under our Credit Facility or the indenture governing our Senior Notes could cause a cross default in the other. Any event of default could have a material adverse effect on our business and financial condition.

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

Credit Facility’s Financial Covenants

As of September 30, 2012, our Consolidated Leverage Ratio was 5.1 times versus a covenant maximum of 7.0 times and our Consolidated Interest Coverage Ratio was 2.5 times versus a covenant minimum of 1.5 times. These covenants become more restrictive over time.

The following tables present the computations as defined under our Credit Facility:

Consolidated Leverage Ratio Computations:

    (amounts in thousands, except ratios)

Numerator: Consolidated Funded Indebtedness
Senior debt outstanding	$369,600
Senior Notes at maturity	220,000
Letter of credit outstanding	570

Total debt outstanding	590,170
Less cash outstanding, not to exceed $40 million	(6,603)

Consolidated Funded Indebtedness	$583,567

Denominator: Consolidated Operating Cash Flow
Net income	$14,445
Income taxes	6,695
Depreciation and amortization	10,983
Impairment loss	22,307
Interest expense	49,308
Loss on early extinguishment of debt	1,144
Non-cash compensation expense	5,429
Non-recurring expenses for restructuring or similar charges	174
Deferred non-cash charges	1,467
Investment loss	80
Pro forma adjustment to reflect the seven-month period prior to the commencement of KBLX-FM operations on May 1, 2012	2,211
Pro forma for tower disposition as of beginning of period	(741)

Consolidated Operating Cash Flow	$113,502

Consolidated Leverage Ratio	5.14

Consolidated Interest Coverage Ratio Computations:

    (amounts in thousands, except ratios)

Numerator: Consolidated Operating Cash Flow	$113,502

Denominator: Consolidated Interest Charges
Interest expense	$49,308
Less: Interest income and certain deferred financing expense	(4,244)
Less: Interest expense associated with the tower transaction	(741)
Add: Interest expense associated with the KBLX-FM acquisition as of the beginnng of the period	919

Consolidated Interest Charges	$45,242

Consolidated Interest Coverage Ratio	2.51

The Senior Notes

Simultaneously with entering into the Credit Facility, on November 23, 2011 we issued the Senior Notes which mature on December 1, 2019 in the amount of $220 million. Interest on the Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year.

In addition to the parent, Entercom Communications Corp., all of our existing subsidiaries (other than Entercom Radio, LLC, which is a finance subsidiary and is the issuer of the Senior Notes), jointly and severally guaranteed the Senior Notes. Under certain covenants, our subsidiary guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Senior Notes, and the subsidiary guarantors are limited in their ability to incur additional indebtedness under certain restrictive covenants.

A default under our Senior Notes could cause a default under our Credit Facility. Any event of default could have a material adverse effect on our business and financial condition.

Operating Activities

Net cash flows provided by operating activities were $46.6 million and $61.7 million for the nine months ended September 30, 2012 and 2011, respectively. The cash flows from operating activities declined primarily due to the increase in interest expense associated with the refinancing of our outstanding debt during the fourth quarter of 2011.

Investing Activities

Net cash flows used in investing activities were $27.4 million and $12.6 million for the nine months ended September 30, 2012 and 2011, respectively.

For the nine months ended September 30, 2012 and 2011, the cash used in investing activities primarily reflects $25.0 million for the purchase of a radio station in San Francisco, California, and $9.0 million for the purchase of a radio station in San Jose, California, respectively.

Financing Activities

Net cash flows used in financing activities were $16.1 million and net cash flows used in financing activities were $48.0 million for the nine months ended September 30, 2012 and 2011, respectively.

For the nine months ended September 30, 2012 and 2011, the cash flows used in financing activities primarily reflect the reduction to our net borrowings of $15.5 million under our Credit Facility and $44.5 million under our Former Facility, respectively.

Dividends

We do not currently pay, and have not paid for the past several years, any dividends on our common stock. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility.

Income Taxes

During the nine months ended September 30, 2012, we paid a nominal amount in state income taxes. We anticipate that it will not be necessary to make any quarterly estimated federal and state income tax payments for the remainder of 2012 based upon existing prepayments, expected quarterly income subject to tax and available net operating loss carryovers.

Contractual Obligations

There have been no material changes from the Contractual Obligations listed in our Form 10-K, filed with the SEC on February 29, 2012.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements, other than as disclosed in our Annual Report on

Form 10-K for the year ended December 31, 2011, filed with the SEC on February 29, 2012.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2011. We have, however, provided additional disclosures to one of our critical accounting policies for impairment testing of radio broadcasting licenses and goodwill, as we conducted our annual impairment test of broadcasting licenses and goodwill during the second quarter of 2012.

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of September 30, 2012, we have recorded approximately $757.8 million in radio broadcasting licenses and goodwill, which represents 82.0% of our total assets at that date. We must conduct impairment testing at least annually, or more frequently, if events or changes in circumstances indicate that the assets might be impaired, and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value. After an impairment expense is recognized, the recorded value of these assets will be reduced by the impairment recognized and will be the assets’ new accounting basis. In 2012, 2009 and 2008, we recorded impairment losses of $22.3 million, $67.7 million and $835.7 million, respectively.

We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future performance of our stations.

Broadcasting Licenses Impairment Test

We perform our broadcasting license impairment test by evaluating our broadcasting licenses for impairment using the direct method at the market level. Each market’s broadcasting licenses are combined into a single unit of accounting for the purpose of testing impairment, as the broadcasting licenses in each market are operated as a single asset. We determine the fair value of broadcasting licenses in each of our markets by relying on a discounted cash flow approach (a 10-year income model) assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. Our fair value analysis contains assumptions based upon past experience and reflects expectations of industry observers and includes judgments about future performance using industry normalized information for an average station within a certain market. These assumptions include, but are not limited to: (1) the discount rate; (2) the market share and profit margin of an average station within a market, based upon market size and station type; (3) the forecast growth rate of each radio market; (4) the estimated capital start-up costs and losses incurred during the early years; (5) the likely media competition within the market area; (6) a tax rate; and (7) future terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcasting licenses and goodwill assets.

The methodology used by us in determining our key estimates and assumptions was applied consistently to each market. Of the seven variables identified above, we believe that the first three (in clauses (1) through (3) above) are the most important to the determination of fair value.

We completed our annual impairment test for broadcasting licenses during the second quarter of 2012 and determined that the fair value of the broadcasting licenses was less than the carrying value in our Boston market and, as a result, we recorded an impairment loss of $22.3 million.

If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the fair value of our broadcasting licenses below the amount reflected in the balance sheet, we may be required to recognize impairment charges, which could be material, in future periods.

There were no events or circumstances since the second quarter of 2012 that indicated an interim review of broadcasting licenses was required.

Goodwill Impairment Test

We completed our annual goodwill impairment test during the second quarter of 2012 and the results indicated that there was no impairment as the fair value was greater than the carrying value.

If actual market conditions are less favorable than those projected by the industry or us, or if events occur or circumstances change that would reduce the fair value of our goodwill below the amount reflected in the balance sheet, we may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.

There were no events or circumstances since our second quarter annual goodwill test that required us to test the carrying value of our goodwill.

Goodwill Valuation At Risk

As a result of the second quarter 2012 impairment test of our goodwill, there was one reporting unit that exceeded the carrying value by 10% or less as of June 30, 2012. In aggregate, this one reporting unit has a carrying value of $103.4 million, of which $0.4 million is goodwill. Future impairment charges may be required on this, or other of our reporting units, as the discounted cash flow and market-based models are subject to change based upon our performance, our stock price, peer company performance and their stock prices, overall market conditions, and the state of the credit markets.

ITEM 3.	Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt. If the borrowing rates under LIBOR were to increase 1% above the current rates as of September 30, 2012, our interest expense on our senior debt would increase marginally on an annual basis as our Term Loan provides for a minimum LIBOR floor. From time to time, we may seek to limit our exposure to interest rate volatility through the use of interest rate hedging instruments (“IRHI”).

Due to the impact of the debt refinancing during the fourth quarter of 2011, interest expense in 2012 has been and will continue to be substantially higher in 2012.

As of September 30, 2012, the fair value of our IRHI was zero. This represented a decrease in liability from the balance as of December 31, 2011. The change was due to the maturity during the second quarter of 2012 of the last remaining IRHI that was previously outstanding.

The fair value (based upon current market rates) of IRHI are included in long-term assets and/or liabilities for those instruments with maturity dates greater than one year and short-term assets and/or liabilities for IRHI with maturity dates less than one year. The fair value is affected by a combination of several factors, including the remaining period to maturity and the forward interest rate to maturity. Assuming the IRHI is a liability: (i) any decrease in the remaining period to maturity and/or an increase in the forward interest rate to maturity results in a more favorable valuation; and (ii) any decrease in the forward interest rate to maturity results in a less favorable valuation. Our credit exposure under the IRHI, or similar agreements we may enter into in the future, is the cost of replacing an agreement in the event of non-performance by our counterparty.

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

During the three-month period ending September 30, 2012, we withheld shares of stock upon the vesting of restricted stock units to cover withholding tax obligations, unless an employee elected to pay such tax in cash. The following table provides information on shares withheld (which are considered repurchased) during the three-month period ended September 30, 2012:

			(c)	(d)
			Total	Maximum
			Number Of	Approximate
			Shares	Dollar Value
			Purchased	Of
			As	Shares That
	(a)	(b)	Part Of	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under
	Of Shares	Paid	Plans Or	The Plans
Period	Purchased	Per Share	Programs	Or Programs
July 1, 2012—July 31, 2012	7,400	$6.32	—	$—
August 1, 2012—August 31, 2012	—	$—	—	$—
September 1, 2012 —September 30, 2012	1,101	$6.58	—	$—

Total	8,501		—

In connection with employee tax obligations related to the vesting of restricted stock units during the three months ended September 30, 2012 and in accordance with elections by certain employees, we are deemed to have repurchased the following shares withheld to satisfy employees’ tax obligations: 7,400 shares at an average price of $6.32 per share in July 2012; and 1,101 shares at an average price of $6.58 per share in September 2012. These shares are included in the table above.

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

ENTERCOM COMMUNICATIONS CORP. (Registrant)

Date: October 31, 2012	/s/ David J. Field Name: David J. Field Title: President and Chief Executive Officer (principal executive officer)

Date: October 31, 2012	/s/ Stephen F. Fisher Name: Stephen F. Fisher Title: Executive Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007 and May 15, 2009. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)

4.01	Credit Agreement, dated as of November 23, 2011, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (3) (Originally filed as Exhibit 4.1)

4.02	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. (3) (Originally filed as Exhibit 4.2)

4.03	Form of Note. (3) (Originally filed as Exhibit 4.3)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

(1)	Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K as filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on November 25, 2011.
(4)	Filed herewith.
(5)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.