Form 10-K
period 2012-12-31
ENTERCOM COMMUNICATIONS CORP
filed 2013-02-27
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 7, 2013, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $149,854,861 based on the June 29, 2012 closing price of $6.02 on the New York Stock Exchange on such date.

Class A common stock, $0.01 par value 31,280,686 Shares Outstanding as of February 07, 2013

(Class A Shares Outstanding includes 1,528,446 unvested and vested but deferred restricted stock units).

Class B common stock, $0.01 par value 7,197,532 Shares Outstanding as February 07, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders, pursuant to Regulation 14A, is incorporated by reference in Part III of this report, which will be filed with the Securities and Exchange Commission no later than April 30, 2013.

iii

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

Any pro forma information that may be included reflects adjustments and is presented for comparative purposes only and does not purport to be indicative of what has occurred or indicative of future operating results or financial position.

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

iv

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

Source Of Revenue

The primary source of revenues for our radio stations is the sale of advertising time to local, regional and national spot advertisers and national network advertisers. A station’s local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. We retain a national representation firm to sell national spot commercial airtime on our stations to advertisers outside of our local markets. A growing source of revenue is from station-related digital platforms which allow for enhanced audience interaction and participation as well as integrated advertising.

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

Our Radio Stations

We operate with a nationwide portfolio of 23 markets: San Francisco, Boston, Seattle, Denver, Portland, Sacramento, Kansas City, Indianapolis, Milwaukee, Austin, Norfolk, Buffalo, New Orleans, Memphis, Providence, Greensboro, Greenville/Spartanburg, Rochester, Madison, Wichita, Wilkes-Barre/Scranton, Springfield (MA) and Gainesville/Ocala.

Federal Regulation Of Radio Broadcasting

Overview. The radio broadcasting industry is subject to extensive and changing regulation of, among other things, ownership limitations, program content, advertising content, technical operations and business and employment practices. The ownership, operation and sale of radio stations are subject to the jurisdiction of the Federal Communications Commission (the “FCC”) pursuant to the Communications Act of 1934, as amended (the “Communications Act”).

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

FCC Licenses. The operation of a radio broadcast station requires a license from the FCC. Certain of our subsidiaries hold the FCC licenses for our stations. While there is no national limit, the number of radio stations that can operate in a given area or market is limited by the number of AM and FM frequencies allotted by the FCC based upon consideration of interference to and from other operating or authorized stations. The FCC’s multiple ownership rules further limit the number of stations serving the same area that may be owned or controlled by a single individual or entity. In the largest markets, the maximum is eight commercial stations (in markets with 45 or more stations), no more than five of which can be in the same service (that is, AM or FM). In the smallest markets, ownership is limited to the fewer of five commercial stations or not more than 50% of stations in the market, and no more than three of the stations can be in the same service.

Since the number of stations in a local market may fluctuate from time to time, the number of stations that can be owned by a single individual or entity in a given market can vary over time. Once the FCC approves the ownership of a cluster of stations in a market, that owner may continue to hold those stations under the “grandfathering” policies, despite a decrease in the number of stations in the market. Market clusters, such as our stations in Greenville and Wilkes-Barre/Scranton, are considered to be “grandfathered.” If, at the time of a proposed future transaction, a cluster does not comply with the multiple ownership limitations based upon the number of stations then present in the market, the entire cluster cannot be transferred intact to a single party unless the purchaser qualifies as an “eligible entity” under specified small business standards and meets certain control tests, or the purchaser promises to file an application to assign the “excess” stations in the market to an eligible entity or to an irrevocable divestiture trust.

Ownership Rules. In 2003, the FCC adopted new ownership rules following a comprehensive review of its ownership regulations which included: (i) cross-media limits that in certain markets eliminated the newspaper-broadcast cross-ownership ban and altered the television-radio cross-ownership limitations; and (ii) regulations that revised the manner in which the radio numeric ownership limitations were to be applied, substituting, where available, geographic markets as determined by Arbitron in place of the former standard. In areas outside of Arbitron markets, the relevant radio market for purposes of the rules is determined by overlap of specified signal contours. These changes are the subject of various appeals and review by the current FCC Commissioners.

Ownership Attribution. In the application of the ownership limitations, the FCC generally only considers “attributable” ownership interests. Attributable interests generally include: (i) equity and debt interests which when combined exceed 33% of a licensee’s or other media entity’s total asset value, if the interest holder supplies more than 15% of a station’s total weekly programming or has an attributable interest in any same-market media (television, radio, cable or newspaper), with a higher threshold in the case of investments in certain “eligible entities” acquiring broadcast stations; (ii) a 5% or greater direct or indirect voting stock interest, including certain interests held in trust, unless the holder is a qualified passive investor, in which case the threshold is a 20% or greater voting stock interest; (iii) any equity interest in a limited liability company or a partnership, including a limited partnership, unless properly “insulated” from management activities; and (iv) any position as an officer or director of a licensee or of its direct or indirect parent. In instances, as in our case, where there is a “single majority voting shareholder,” voting stock interests held by other owners in excess of the five percent standard described above are considered to be non-attributable. This exemption remains in effect, but has been under review by the FCC for a number of years.

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

License Renewal. The licenses issued by the FCC for radio stations are renewable authorizations that are ordinarily granted for an eight-year term. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the periods when a renewal application is pending, informal objections, and petitions to deny the renewal application can be filed by interested parties, including members of the public, on a variety of grounds. The FCC is required to renew a broadcast station’s license if the FCC finds that the station has served the public interest, convenience and necessity; there have been no serious violations by the licensee of the Communications Act or the FCC’s rules and regulations; and there have been no other violations by the licensee of the Communications Act or the FCC’s rules and regulations that, taken together, constitute a pattern of abuse.

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

To obtain FCC consent for the assignment or transfer of control of a broadcast license, appropriate applications must be filed with the FCC. Interested parties may file objections or petitions to deny such applications. When evaluating an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by assignment or transfer of the broadcast license to any party other than the one specified in the application. No assignment or transfer application will be granted by the FCC for any station while a renewal application is pending for the station. Once an assignment or transfer application is granted, interested parties have 30 days following public notice of the grant to seek reconsideration of that grant. The FCC usually has an additional ten days within which to set aside the grant on its own motion. The Communications Act permits certain court appeals of a contested grant as well.

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

In recent years, the FCC has received a substantial number of complaints alleging that broadcast stations have carried indecent programming at times when children may be listening, in violation of federal criminal law and the FCC’s policies. FCC regulations prohibit the broadcast of obscene material at any time. The FCC has greatly intensified its enforcement activities with respect to programming which it considers indecent or profane, including: (i) adopting rules to implement the statutory increase in the maximum fine which may be assessed for the broadcast of indecent or profane programming to $325,000 for a single violation, up to a maximum of $3,000,000 for a continuing violation; (ii) imposing fines on a per utterance basis instead of the imposition of a single fine for an entire program; and (iii) repeatedly warning broadcasters that future “serious” violations may result in the commencement of license revocation proceedings. There are a number of outstanding indecency proceedings in which we are defending our stations’ conduct, and there may be other complaints of this nature which have been submitted to the FCC of which we have not yet been notified.

In June 2012, the U.S. Supreme Court upheld a decision of the U.S. Court of Appeals for the Second Circuit involving certain aspects of the FCC’s indecency rules. The Supreme Court invalidated violations on fleeting material that predated the FCC’s announcement of its change in policy regarding fleeting material. Otherwise the Supreme Court kept the existing indecency rules intact and left for future proceedings all other challenges to those rules.

FCC rules prohibit employment discrimination by broadcast stations on the basis of race, religion, color, national origin and gender. These rules require broadcasters generally to: (i) refrain from discrimination in hiring and promotion; (ii) widely disseminate information about all full-time job openings to all segments of the community to ensure that all qualified applicants have sufficient opportunity to apply for the job; (iii) send job vacancy announcements to recruitment organizations and others in the community indicating an interest in vacancies at the station; and (iv) implement a number of specific recruitment outreach efforts, such as job fairs, internship programs, and interaction with educational and community groups. In addition, the FCC bars discrimination with regard to race or gender in station transactions and has other rules designed to enhance the diversification of station ownership.

The FCC has rules which concern the manner in which on-air contests conducted by a station are announced and conducted, requiring in general that the material rules and terms of the contest be broadcast periodically and that the contest be conducted substantially as announced. The FCC has a pending investigation into a contest at one of our stations. See Part I, Item 3, “Legal Proceedings,” for further discussion.

Enforcement Authority. The FCC has the power to impose penalties for violations of its rules under the Communications Act, including the imposition of monetary fines, the issuance of short-term licenses, the imposition of a condition on the renewal of a license, the denial of authority to acquire new stations, and the revocation of operating authority. The maximum fine for a single violation of the FCC’s rules (other than indecency rules – see discussion above) is currently $37,500.

Proposed And Recent Changes. Congress, the FCC and other federal agencies are considering or may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could: (1) affect, directly or indirectly, the operation, ownership and profitability of our radio stations; (2) result in the loss of audience share and advertising revenues for our radio stations; and (3) affect our ability to acquire additional radio stations or to finance those acquisitions. We cannot predict what other matters may be proposed or considered by the FCC or Congress, and we are unable to determine what effect, if any, the adoption of any such restrictions or limitations may have on our operations.

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

HD Radio technology permits a station to transmit radio programming in digital format. We currently use HD Radio digital technology on most of our FM stations. The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality, the availability of additional channels and the ability to offer a greater variety of auxiliary services.

Employees

As of January 31, 2013, we had 1,402 full-time employees and 789 part-time employees. With respect to certain of our stations in our Kansas City and San Francisco markets, we are a party to collective bargaining agreements with the American Federation of Television and Radio Artists. Approximately 24 employees are represented by these collective bargaining agreements. We believe that our relations with our employees are good.

Corporate Governance

Code Of Business Conduct And Ethics. We have a Code of Business Conduct and Ethics that applies to each of our employees including our principal executive officers and senior members of our finance department. Our Code of Business Conduct and Ethics can be found on the “Investors” sub-page of our website located at www.entercom.com/investors.

Board Committee Charters. Each of our Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee has a committee charter as required by the rules of the New York Stock Exchange. These committee charters can be found on the “Investors” sub-page of our website located at www.entercom.com/investors.

Corporate Governance Guidelines. New York Stock Exchange rules require our Board of Directors to establish certain Corporate Governance Guidelines. These guidelines can be found on the “Investors” sub-page of our website located at www.entercom.com/investors.

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

Internet Address And Internet Access To Periodic And Current Reports

You can find more information about us at our Internet website located at www.entercom.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (the “SEC”). The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only. We will also provide a copy of our annual report on Form 10-K upon any written request.

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

BUSINESS RISKS

Current economic growth remains slow.

The U.S. economy grew slowly in 2012 and unemployment remained relatively high. Our net revenues increased in the low single digits in 2012 as compared to 2011. Due to the continued uncertain pace of economic growth, we cannot predict future revenue trends. Our results of operations are likely to be negatively impacted by delays or reversals in the economic recovery or by future economic downturns. Also, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions. The risks associated with our business will be more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. A decrease in advertising expenditures can have an adverse effect on our net revenues, profit margins, cash flow, and liquidity, which in turn could further impair our assets.

If we were subject to the effects of an economic downturn, there can be no assurance that we will not experience an adverse impact on our ability to access capital, which may be material to our business, financial condition and results of operations. In addition, our ability to access the capital markets may be severely restricted at a time when we would like or need to do so, which could have an adverse impact on our capacity to react to changing economic and business conditions.

Our radio stations may be adversely affected by changes in programming and competition for advertising revenues.

We operate in a highly competitive business. Our radio stations compete for audiences and advertising sales, which are our principal source of revenues, directly with other radio stations, as well as with other media, such as broadcast, cable and satellite television, newspapers and magazines, national and local digital services, outdoor advertising and direct mail. Audience ratings and market shares are subject to change, and any decrease in our ratings or market share in a particular market could have a material adverse effect on the revenue of our stations located in that market. Audience ratings and market shares could be affected by a variety of factors, including changes in the format or content of programming (some of which may be outside of our control), personnel changes, event or series of events, demographic shifts and general broadcast listening trends. Adverse changes in any of these areas or trends could have a material adverse effect on our business and results of operations.

While we already compete in some of our markets with stations with similarly programmed formats, if another radio station in a market were to convert its programming format to a format similar to one of our stations or if an existing competitor were to garner additional market share, our stations could suffer a reduction in ratings and/or advertising revenue and could incur increased promotional and other expenses. Competing companies may be larger and have more financial resources than we do. We cannot be assured that any of our stations will be able to maintain or increase their current audience ratings and advertising revenues.

We must respond to the increased competition in audio content distribution and the rapid changes in technology, services and standards that characterize our industry in order to remain competitive.

The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies and services. We may lack the resources to acquire new technologies or introduce new services to allow us to compete with these new offerings. Competing technologies and services, some of which are commercial free, include the following:

•	personal digital audio devices (e.g., iPods, mp3 players, audio via WiFi, mobile phones and WiMAX);

•	national and local digital audio services;

•	satellite-delivered digital audio radio services;

•	audio programming by cable systems, direct-broadcast satellite systems, personal communications systems, content available over the Internet and other digital audio broadcast formats;

•	HD Radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

•	low-power FM radio, which could result in additional FM radio broadcast outlets, including additional low-power FM radio signals authorized in December 2010 under the Local Community Radio Act.

We cannot predict the effect, if any, that competition arising from new technologies or regulatory changes may have on the radio broadcasting industry or on our financial condition and results of operations.

We are subject to extensive regulations and are dependent on federally issued licenses to operate our radio stations. Failure to comply with such regulations could damage our business.

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

We must comply with extensive FCC regulations and policies in the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions and in certain circumstances could require us to divest some radio stations. The FCC’s rules governing our radio station operations impose costs on our operations, and changes in those rules could have an adverse effect on our business. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on us. Moreover, these FCC regulations may change over time, and we cannot be assured that changes would not have a material adverse effect on us. We are currently the subject of several pending investigations by the FCC, including one involving a death following a contest at one of our stations.

Congress or federal agencies that regulate us could impose new regulations or fees on our operations that could have a material adverse effect on us.

There has been proposed legislation in the past and there could be again in the future that requires radio broadcasters to pay additional fees such as a spectrum fee for the use of the spectrum or a royalty fee to record labels and performing artists for use of their recorded music. Currently we pay royalties to song composers and publishers indirectly through third parties. Any proposed legislation that is adopted into law could add an additional layer of royalties to be paid directly to the record labels and artists. While this proposed legislation did not become law, it has been the subject of considerable debate and activity by the broadcast industry and other parties affected by the legislation. It is currently unknown what impact any potential required royalty payments would have on our results of operations, cash flows or financial position.

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

For the year ended December 31, 2012, we generated over 50% of our net revenues in seven of our 23 markets, which were Boston, Denver, Kansas City, Portland, Sacramento, San Francisco and Seattle. Accordingly, we may have greater exposure to adverse events or conditions in any of these markets, such as changes in the economy, shifts in population or demographics, or changes in audience tastes, which could have a material adverse effect on our financial position and results of operations.

Impairments to our broadcasting licenses and goodwill have reduced our earnings.

Over the past several years, we have incurred impairment losses in our consolidated statement of operations primarily as a result of recording non-cash write-downs of our broadcasting licenses and goodwill. In 2012, 2009 and 2008, we recorded impairments to our broadcasting licenses and goodwill of $22.3 million, $67.7 million and $835.7 million, respectively. As of December 31, 2012, our broadcasting licenses and goodwill comprise 83% of our total assets. The valuation of our broadcasting licenses and goodwill is subjective and based on our estimates and assumptions rather than precise calculations. The fair value measurements for both our broadcast licenses and goodwill use significant unobservable inputs and reflect our own assumptions including market share and profit margin for an average station, growth within a radio market, estimates of costs and losses during early years, potential competition within a radio market and the appropriate discount rate used in determining fair value. If events occur or circumstances change that would reduce the fair value of the broadcasting licenses and goodwill below the amount reflected on the balance sheet, we may be required to recognize impairment charges, which may be material, in future periods.

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

We have substantial indebtedness. As of December 31, 2012, we have outstanding debt as follows: (1) a senior secured credit facility (the “Credit Facility”) of $425 million that is comprised of: (a) a $50 million revolving commitment (the “Revolver”); and (b) a $375 million term loan (the “Term B Loan”); and (2) senior unsecured notes (the “Senior Notes”) with a principal amount of $220 million. This significant amount of debt could have an impact on us. For example, these obligations:

•	increase our vulnerability in an economic downturn, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions;

•	make it more difficult for us to satisfy our financial obligations;

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate or other purposes;

•	require us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of cash flow for other purposes;

•	restrict us from taking advantage of opportunities to grow our business;

•	place us at a disadvantage compared to our competitors that have lower levels of outstanding debt; and

•	limit or prohibit our ability to pay dividends and make other distributions.

The undrawn amount of the Revolver was $44.4 million as of December 31, 2012. The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of December 31, 2012, we would not be limited in these borrowings.

We may from time to time seek to amend our existing debt agreements or obtain funding or additional debt financing, which may result in higher interest rates.

We must comply with the covenants in our debt agreements, which restrict our operational flexibility.

Our Credit Facility, which was entered into in November 2011 and subsequently amended in November 2012, and the indenture governing our Senior Notes, which were issued in November 2011, each contain provisions which, under certain circumstances, limit our ability to borrow money; make acquisitions, investments or restricted payments, including dividends and the repurchase of stock; swap or sell assets; or merge or consolidate with another company. To secure the debt under our Credit Facility, we have pledged substantially all of our assets, including the stock or equity interests of our subsidiaries. The Senior Notes are guaranteed on a senior unsecured basis by the parent and all of our existing subsidiaries.

These debt instruments require us to maintain compliance with specific financial covenants. Our ability to comply with these financial covenants can be affected by operating performance or other events beyond our control, and we cannot be assured that we will comply with these covenants. A default under the indenture governing our Senior Notes or a default under our Credit Facility could cause a cross default. Any event of default, therefore, could have a material adverse effect on our business. Specifically, our Credit Facility requires us to comply with certain financial covenants which are defined terms within the agreement, including: (1) a maximum Consolidated Leverage Ratio that cannot exceed 7.00 times as of December 31, 2012, and which decreases over time to 6.5 times as of December 31, 2013 and to 4.5 times as of March 31, 2016 and thereafter; and (2) a minimum Consolidated Interest Coverage Ratio of 1.5 times through December 31, 2012, which increases over time to 2.0 times as of September 30, 2015 and thereafter.

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

As a holding company, our only source of cash to pay our obligations, including corporate overhead and other expenses, is cash distributed from our subsidiaries. We currently expect that the majority of the net earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their debt obligations. Even if our subsidiaries elect to make distributions to us, we cannot be assured that applicable state law and contractual restrictions, including the dividend covenants contained in our Credit Facility, would permit such dividends or distributions.

Our variable rate debt subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Credit Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations under the Credit Facility could increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our debt, could correspondingly decrease. As of December 31, 2012 and assuming all revolving loans are fully drawn, a 100 basis point increase in LIBOR rates as of December 31, 2012 would result in a $0.5 million increase in annual interest expense on our debt (in this assumption, a 100 basis increase in LIBOR did not impact our Term B Loan as the Term B Loan is subject to a 125 basis point minimum).

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

As of January 31, 2013, Joseph M. Field, our Chairman of the Board, beneficially owned 2,589,123 shares of our Class A common stock and 6,148,282 shares of our Class B common stock, representing approximately 63.6% of the total voting power of all of our outstanding common stock. As of January 31, 2013, David J. Field, our President and Chief Executive Officer, one of our directors and the son of Joseph M. Field, beneficially owned 3,202,858 shares of our Class A common stock and 749,250 shares of our outstanding Class B common stock, representing approximately 11.1% of the total voting power of all of our outstanding common stock. Collectively, Joseph M. Field and David J. Field and other members of the Field family beneficially own all of our outstanding Class B common stock. Other members of the Field family and trusts for their benefit also own shares of Class A common stock.

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

The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We lease most of these sites. A station’s studios are generally housed with its offices in downtown or business districts. Our studio and office space leases typically contain lease terms with expiration dates of five to 15 years. Our transmitter/antenna sites, which may include an auxiliary transmitter/antenna as a back-up to the main site, contain lease terms that generally range from five to 30 years.

The transmitter/antenna site for each station is generally located so as to provide maximum market coverage. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required. We have approximately $12.7 million in aggregate annual minimum rental commitments under real estate leases. Many of these leases contain clauses such as defined contractual increases or cost of living adjustments.

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

Music Licensing

During January 2012, American Society of Composers, Authors and Publishers (“ASCAP”) and the Radio Music Licensing Committee (“RMLC”), of which we are a participant, entered into a settlement agreement that was approved by the court and covers the period from January 1, 2010 through December 31, 2016. This settlement also includes a credit for fees previously paid. The credit, which is available over the term of the agreement, is recorded when realized as a reduction to our station operating expenses in the statement of operations.

During August 2012, Broadcast Music, Inc. (“BMI”) and the RMLC entered into a settlement agreement that was approved by the court and covers the period from January 1, 2010 through December 31, 2016. This settlement also includes a credit for fees previously paid. We recognized this benefit during the third quarter of 2012 as a reduction to our station operating expenses.

As background on these settlement agreements, our previous agreements with BMI and ASCAP each expired as of December 31, 2009. In January 2010, the RMLC filed motions in the New York courts against BMI and ASCAP on behalf of the radio industry, seeking interim fees and a determination of fair and reasonable industry-wide license fees. The courts approved reduced interim fees for ASCAP and BMI.

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

	Price Range
	High	Low
Calendar Year 2012
Fourth Quarter	$7.46	$5.99
Third Quarter	$7.36	$5.30
Second Quarter	$6.78	$4.75
First Quarter	$8.63	$5.96

Calendar Year 2011
Fourth Quarter	$7.60	$4.61
Third Quarter	$9.27	$4.82
Second Quarter	$11.97	$7.61
First Quarter	$13.60	$9.63

There is no established trading market for our Class B common stock, $0.01 par value.

Holders

As of January 31, 2012, there were approximately 295 shareholders of record of our Class A common stock. Based upon available information, we believe we have approximately 2,588 beneficial owners of our Class A common stock. There are four shareholders of record of our Class B common stock, $0.01 par value, and no shareholders of record of our Class C common stock, $0.01 par value.

Dividends

We do not currently pay, and have not paid since 2008, dividends on our common stock. The payment of any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including compliance with the restrictions set forth in our Credit Facility and the indenture governing our Senior Notes.

For a summary of these restrictions on our ability to pay dividends, see Liquidity under Part II, Item 7, “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations,” and Note 7 in the accompanying notes to the financial statements.

Repurchases Of Our Stock

The following table provides information on our repurchases during the quarter ended December 31, 2012:

(d)
			(c)	Maximum
			Total	Approximate
			Number	Dollar
			Of Shares	Value Of
	(a)		Purchased	Shares That
	Total	(b)	As Part Of	May Yet Be
	Number	Average	Publicly	Purchased
	Of	Price	Announced	Under The
	Shares	Paid Per	Plans Or	Plans Or
Period	Purchased	Share	Programs	Programs
October 1, 2012—October 31, 2012 (1)	383	$—	—	$—
November 1, 2012—November 30, 2012	—	$—	—	$—
December 1, 2012—December 31, 2012 (2)	118,800	$—	—	$—

Total	119,183		—

(1)	We are deemed to have purchased 383 shares at an average price of $6.19 per share in October 2012, when we withheld shares upon the vesting of restricted stock units (“RSUs”) in order to satisfy employees’ tax obligations.
(2)	We are deemed to have purchased 118,800 shares at an average price of $7.05 per share in December 2012, when we withheld shares upon the vesting of RSUs in order to satisfy employees’ tax obligations.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2012, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Equity Compensation Plan Information as of December 31, 2012

	(a)	(b)	(c )
Plan Category	Number Of Shares To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Column (a))
Equity Compensation Plans Approved by Shareholders:
Entercom Equity Compensation Plan (1)	739,800	$2.38	3,943,843
Equity Compensation Plans Not Approved by Shareholders:
None	—	—	—

Total	739,800		3,943,843

(1)	On January 1 of each year, the number of shares of Class A common stock authorized under the Entercom Equity Compensation Plan (the “Plan”) is automatically increased by 1.5 million, or a lesser number as may be determined by our Board of Directors. On January 1, 2012, the shares available for grant automatically increased by 1.5 million to 4.2 million shares. The Board of Directors elected to forego an increase on January 1, 2013. As of December 31, 2012: (i) the maximum number of shares authorized under the Plan was 10.3 million shares; and (ii) 3.9 million shares remain available for future grant under the Plan (3.9 million shares as of January 1, 2013).

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

The following line graph compares the cumulative 5-year total return provided to shareholders of our Class A common stock relative to the cumulative total returns of: (i) the S&P 500 index; and (ii) a peer group index consisting of Cumulus Media Inc., Emmis Communications Corp., Radio One, Inc. and Beasley Broadcast Group, Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made on December 31, 2007.

Cumulative Five-Year Return Index Of A $100 Investment

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Entercom Communications Corp.	$100.00	$9.60	$55.19	$90.39	$48.01	$54.49
S&P 500	$100.00	$63.00	$79.67	$91.67	$93.61	$108.59
Peer Group	$100.00	$20.47	$61.68	$59.65	$46.08	$42.39

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data below as of and for the years ended December 31, 2008 through 2012 were derived from our audited consolidated financial statements. The selected financial data for the years ended December 31, 2012, 2011 and 2010 and balance sheets as of December 31, 2012 and 2011 are qualified by reference to, and should be read in conjunction with, the corresponding audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report. The selected financial data for the years ended December 31, 2009 and 2008 and the balance sheets as of December 31, 2010, 2009 and 2008 are derived from financial statements not included herein.

Our financial results are not comparable from year to year due to impairments of broadcasting licenses and goodwill, acquisitions and dispositions of radio stations and other significant events:

•

In connection with the preparation of our financial statements for the year ended December 31, 2012, we identified a prior period error in the income taxes reported for the year ended December 31, 2011. We assessed the materiality of this error and concluded that it was not material to any of our previously issued financial statements. We have revised the affected period presented herein to reflect the correct accounting. This non-cash item did not impact our operating income or operating cash flows for the current or prior period and had no impact on our cash taxes. For further discussion, refer to Note 1 in the accompanying notes to the financial statements.

•

In years 2012, 2009 and 2008, we incurred impairment losses of $22.3 million, $67.7 million and $835.7 million, respectively, in connection with our review of goodwill and broadcasting licenses. See Note 4, Intangible Assets And Goodwill, in the accompanying notes to the financial statements for further discussion of the contributing factors to the impairment losses;

•	We acquired one radio station in each of the years 2012 and 2011. In 2008, we acquired and we disposed of several radio stations;

•

In 2011, we reversed a full valuation allowance against our deferred tax assets that had been established in 2008. The full valuation allowance was established primarily due to the $835.7 million impairment loss incurred in 2008 (see Note 13, Income Taxes, in the accompanying notes to the financial statements for further discussion of the valuation allowance); and

•

In the fourth quarter of 2011, we refinanced our debt that substantially increased our interest expense in 2012 as our new debt had higher borrowing rates than our prior debt. In addition, we incurred new deferred financing fees as part of the refinancing that were higher than the previous deferred financing fees.

SELECTED FINANCIAL DATA

(amounts in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010	2009	2008
Operating Data:
Net revenues	$388,924	$382,727	$391,447	$372,432	$438,822

Operating (income) expenses:
Station operating expenses, including non-cash compensation expense	252,934	263,420	258,896	254,042	276,187
Depreciation and amortization	10,839	11,276	12,660	16,600	20,442
Corporate G & A expenses, including non-cash compensation expense	25,874	26,609	21,954	22,875	26,917
Impairment loss	22,307	—	—	67,676	835,716
Merger and acquisition costs	—	1,542	—	—	—
Net time brokerage agreement fees (income)	238	244	—	(2)	(233)
Net (gain) loss on sale of assets	138	163	228	420	(9,899)

Total operating expenses	312,330	303,254	293,738	361,611	1,149,130

Operating income (loss)	76,594	79,473	97,709	10,821	(710,308)
Other (income) expense:
Net interest expense	53,446	24,919	30,491	31,171	44,717
Other income	(118)	(32)	(49)	(380)	(3,339)
(Gain) loss on early extinguishment of debt	747	1,144	62	(20,805)	(6,949)
Net loss on investments	123	30	174	966	469
Net (gain) loss on derivative instruments	(1,346)	1,346	—	—	(34)

Total other expense	52,852	27,407	30,678	10,952	34,864

Income (loss) from continuing operations before income taxes (benefit)	23,742	52,066	67,031	(131)	(745,172)
Income taxes (benefit)	12,474	(14,211)	20,595	(5,529)	(232,600)

Income (loss) from continuing operations	11,268	66,277	46,436	5,398	(512,572)
Income (loss) from discontinued operations, net of taxes (benefit)	—	—	—	—	(4,079)

Net income (loss)	$11,268	$66,277	$46,436	$5,398	$(516,651)

SELECTED FINANCIAL DATA

(amounts in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010	2009	2008
Operating Data (continued):
Net Income (Loss) Per Common Share—Basic:
Income (loss) from continuing operations	$0.31	$1.82	$1.30	$0.15	$(13.94)
Loss from discontinued operations, net of tax benefit	—	—	—	—	(0.11)

Net income (loss) per common share—basic	$0.31	$1.82	$1.30	$0.15	$(14.05)

Net Income (Loss) Per Common Share—Diluted:
Income (loss) from continuing operations	$0.30	$1.76	$1.23	$0.15	$(13.94)
Loss from discontinued operations, net of tax benefit	—	—	—	—	(0.11)

Net income (loss) per common share—diluted	$0.30	$1.76	$1.23	$0.15	$(14.05)

Weighted average shares—basic	36,906	36,369	35,712	35,321	36,782

Weighted average shares —diluted	37,810	37,764	37,679	36,403	36,782

Cash Flows Data:
Cash flows related to:
Operating activities	$69,702	$85,525	$90,410	$73,902	$130,617
Investing activities	(29,359)	(14,284)	(4,262)	(2,062)	31,944
Financing activities	(35,045)	(71,384)	(93,131)	(65,373)	(169,222)

Other Data:
Dividends declared and paid per Class A and Class B common share	$—	$—	$—	$—	$0.58

	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$8,923	$3,625	$3,768	$10,751	$4,284
Intangibles and other assets	777,885	779,495	756,583	754,506	825,404
Total assets	915,581	919,269	901,025	935,186	996,734
Senior secured debt, including current portion	352,592	385,121	650,148	729,173	750,197
Senior unsecured notes, senior subordinated notes and other	229,959	229,713	12,610	19,189	83,500
Deferred tax liabilities and other long-term liabilities	41,455	27,929	42,378	30,065	30,489
Total shareholders’ equity	264,717	248,911	170,667	113,952	100,257

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In 2012, we generated 74% of our net revenues from local advertising, which is sold primarily by each individual local radio station’s sales staff, and 21% from national advertising, which is sold by an independent advertising sales representative. Local and national revenues include revenues from the sale of advertising on our stations’ websites, the sale of advertising during audio streaming of our radio stations over the Internet, and e-commerce. We generated the balance of our 2012 revenues principally from network compensation and non-spot revenue.

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

As opportunities arise, we may, on a selective basis, change or modify a station’s format due to changes in listeners’ tastes or changes in a competitor’s format. This could have an initial negative impact on a station’s ratings and/or revenues, and there are no guarantees that the modification or change will be beneficial at some future time. Our management is continually focused on these opportunities as well as the associated risks and uncertainties. We strive to develop compelling content and strong brand images to maximize audience ratings that are crucial to our stations’ financial success.

You should read the following discussion and analysis of our financial condition and results in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the year ended December 31, 2012 as compared to the prior year and a discussion of the year ended December 31, 2011 as compared to the prior year.

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

On May 1, 2012, we commenced operations under a time brokerage agreement (“TBA”) for KBLX-FM, a station in the San Francisco, California market. On June 28, 2012, we acquired KBLX-FM for $25.0 million in cash.

On January 19, 2011, we commenced operations under a TBA for KUFX-FM, a station in the San Jose, California, market. During January 2011, we began simulcasting the format of KUFX-FM on the frequency of one of our three San Francisco stations owned and operated by us, thereby providing a complement to the signal coverage of the KUFX-FM format in the San Francisco metropolitan market. On February 28, 2011, we acquired KUFX-FM for $9.0 million in cash.

Results Of Operations

Year ended December 31, 2012 compared to the year ended December 31, 2011

The following significant factors affected our results of operations for the year ended December 31, 2012 as compared to the prior year:

In connection with the preparation of our financial statements for the year ended December 31, 2012, we identified a prior period error in the income taxes reported for the year ended December 31, 2011. We assessed the materiality of this error and concluded that it was not material to any of our previously issued financial statements. We have revised the affected period presented herein to reflect the correct accounting. This non-cash item did not impact our operating income or operating cash flows for the current or prior period and had no impact on our cash taxes. For further discussion, refer to Note 1 in the accompanying notes to the financial statements.

In June 2012, we acquired KBLX-FM, a station in the San Francisco, California, market for $25.0 million in cash. We commenced operations of KBLX-FM under a TBA on May 1, 2012 that increased our revenues, station operating expenses, depreciation and amortization expense and interest expense.

In the third quarter of 2012, we recorded a $2.0 million music royalty expense credit as a result of an industry settlement with BMI for fees paid in prior years.

During the second quarter of 2012, we recorded an impairment loss of $22.3 million in our Boston market as a result of a write-down in the carrying value of our broadcasting licenses.

During November 2011, we refinanced our existing debt by entering into a new senior secured credit facility (as later modified in November 2012 that resulted in a 125 basis point decrease in LIBOR under our Term B Loan) and issued new unsecured senior notes that increased our interest expense due to: (1) an increase in borrowing rates incurred under these agreements on our outstanding debt; (2) an increase in deferred financing expense, which will be amortized over the terms of the new debt agreements; and (3) a loss on extinguishment of debt.

During the second quarter of 2011, management determined that on a more likely than not realization basis, a full valuation allowance against our deferred tax assets was no longer required. Based on this assessment, management reversed the valuation allowance, which was a significant factor in the reduction of our income tax expense in 2011.

On February 28, 2011, we acquired KUFX-FM, a station in the San Jose, California, market for $9.0 million in cash. We began operating this station on January 19, 2011 under a TBA that in 2011 increased our station operating expenses, depreciation and amortization expense and interest expense.

In 2011, we incurred $1.5 million in merger and acquisition costs from: (1) legal and advisory expenses from an unsuccessful effort to acquire a large radio group operator; and (2) lease abandonment costs associated with the acquisition of KUFX-FM.

Net Revenues

	Years Ended
	December 31, 2012	December 31, 2011
	(dollars in millions)
Net Revenues	$388.9	$382.7
Amount of Change	$6.2
Percentage Change	1.6%

Net revenues increased in 2012 primarily due to growth during the second half of 2012. This growth was due to operational improvements from stations reformatted in 2011, the contribution of political revenue, and incremental revenues from an acquisition during the second quarter of 2012.

Net revenues increased the most for our stations in the Indianapolis, New Orleans and Norfolk markets, offset by revenue decreases for stations in our Austin and Portland markets. Net revenues for stations in our Boston market, which were down for the year, experienced revenue growth during the second half of 2012. Net revenues in San Francisco were favorably impacted by our acquisition of KBLX-FM which we began operating on May 1, 2012.

Station Operating Expenses

	Years Ended
	December 31, 2012	December 31, 2011
	(dollars in millions)
Station Operating Expenses	$252.9	$263.4
Amount of Change	$(10.5)
Percentage Change	(4.0%)

Station operating expenses decreased primarily due to cost reduction initiatives and an industry settlement with BMI resulting in an expense credit of $2.0 million.

Depreciation And Amortization Expense

	Years Ended
	December 31, 2012	December 31, 2011
	(dollars in millions)
Depreciation And Amortization Expense	$10.8	$11.3
Amount of Change	$(0.5)
Percentage Change	(4.4%)

Depreciation and amortization expense decreased in 2012 primarily due to a trend of lower capital expenditures over the past several years.

Corporate General And Administrative Expenses

	Years Ended
	December 31, 2012	December 31, 2011
	(dollars in millions)
Corporate General And Administrative Expenses	$25.9	$26.6
Amount of Change	$(0.7)
Percentage Change	(2.6%)

Corporate general and administrative expenses decreased primarily due to a decline in non-cash compensation expense of $1.7 million. In the first quarter of 2011, certain equity awards were issued and vested in that quarter which increased non-cash compensation expense.

The decrease was offset by an increase in deferred compensation expense of $0.7 million as our deferred compensation liability generally tracks movements in the stock market and an increase in legal expenses of $0.7 million.

Operating Income

	Years Ended
	December 31, 2012	December 31, 2011
	(dollars in millions)
Operating Income	$76.6	$79.5
Amount of Change	$(2.9)
Percentage Change	(3.6%)

Operating income declined primarily due to an impairment loss of $22.3 million in our Boston market in connection with our annual review of broadcasting licenses during the second quarter of 2012.

The decrease in operating income was offset by: (1) a reduction in station operating expenses; and (2) a reduction of $1.5 million in merger and acquisition costs.

Interest Expense

	Years Ended
	December 31, 2012	December 31, 2011
	(dollars in millions)
Interest Expense	$53.4	$24.9
Amount of Change	$28.5
Percentage Change	114.5%

The increase in interest expense was primarily due to higher interest rates under our Senior Notes and our new financing agreement which we entered into during the fourth quarter of 2011 and which was subsequently modified during the fourth quarter of 2012.

The rates are higher under our Credit Facility and Senior Notes as compared to our prior credit facility (“Former Facility”). For example, under the Former Facility, the applicable borrowing rate was a function of LIBOR plus 0.5% to 2.5%. By contrast, under the present Credit Facility, as modified, the applicable borrowing rate is a function of LIBOR plus 4.5% to 5.0% for the Revolver and LIBOR plus 3.5% to 3.75% for the Term B Loan (prior to the Term B modification, the applicable borrowing rate was LIBOR plus 4.75% to 5.0%). The Term B Loan includes a LIBOR floor of 1.25%. The Senior Notes bear interest at 10.5% annually.

Income Before Income Taxes (Benefit)

	Years Ended
	December 31, 2012	December 31, 2011
	(dollars in millions)
Income Before Income Taxes (Benefit)	$23.7	$52.1
Amount of Change	$(28.4)
Percentage Change	(54.5%)

The decrease was primarily attributable to the decrease in operating income and an increase in net interest expense.

Income Taxes (Benefit)

	Years Ended
	December 31, 2012	December 31, 2011
	(dollars in millions)
Income Taxes (Benefit)	$12.5	$(14.2)
Amount of Change	$26.7
Percentage Change	188.0%

Income Tax Rate For The Year Ended December 31, 2012

The income tax rate was 52.5%, which includes adjustments for expenses that are not deductible for tax purposes, and the recognition of tax benefits related to discrete items arising during the period. Our 2012 annual tax rate before discrete items was higher than the expected low 40% range primarily due to the negative impact of the impairment loss recorded in the second quarter of 2012.

Income Tax Rate For The Year Ended December 31, 2011

The income tax rate was 27.3%. The income tax rate in 2011 would have been in the low 40% range if we excluded primarily the impact of the valuation allowance reversal and the $6.0 million prior period correction.

During the second quarter of 2011, management determined that, on a more likely than not realization basis, a full valuation allowance against our deferred tax assets was no longer required. The deferred tax asset valuation allowance was initially established in 2008 as we were impacted by the economic downturn during this period which resulted in impairments to our broadcast licenses and goodwill in 2007 and 2008. These impairment losses negatively impacted our three-year cumulative income.

Contributing to management’s assessment during the second quarter of 2011 that a full valuation allowance was no longer required, were sufficient positive indicators such as, but not limited to: (1) the then present economic conditions (as compared to the economic conditions when the valuation allowance was established); (2) a recent return to net profitability due to the absence of impairment losses; and (3) management’s expectation of future profitability, including available future taxable income under the current tax law to realize all of the tax benefits for deductible temporary differences and carryforwards.

The recoverability of our net deferred tax assets was assessed utilizing projections based on current operations. The projections reflected a significant decrease in the tax amortization in the early years of the carryforward period as a significant portion of our intangible assets will be fully amortized. These projections indicated that the recoverability of the net deferred tax assets was not dependent on material improvements to operations, material asset sales or other non-routine transactions.

Estimated Income Tax Rate For 2013

We estimate that our 2013 annual tax rate before discrete items, which may fluctuate from quarter to quarter, will be in the low 40% range. We anticipate that our rate in 2013 could be affected primarily by: (1) changes in the level of income in any of our taxing jurisdictions; (2) adding facilities in states that on average have different income tax rates from states in which we currently operate and the resulting effect on previously reported temporary differences between the tax and financial reporting bases of our assets and liabilities; (3) the effect of recording changes in our liabilities for uncertain tax positions; (4) taxes in certain states that are dependent on factors other than taxable income; and (5) the limitations on the deduction of cash and certain non-cash compensation expense for certain key employees. Our annual effective tax rate may also be materially impacted by: (i) tax expense associated with non-amortizable assets such as broadcasting licenses and goodwill; (ii) regulatory changes in certain states in which we operate; (iii) changes in the expected outcome of tax audits; (iv) changes in the estimate of expenses that are not deductible for tax purposes; and (v) changes in the deferred tax valuation allowance.

In the event we determine at a future time that it is more likely than not that we will not realize our net deferred tax assets, we will increase our deferred tax asset valuation allowance and increase income tax expense in the period when we make such determination.

Net Deferred Tax Liabilities

As of December 31, 2012 and 2011, net deferred tax liabilities were $23.8 million and $10.5 million, respectively. Our net deferred tax liabilities primarily relate to differences between book and tax bases of certain of our indefinite-lived intangibles (broadcasting licenses and goodwill). Under accounting guidance, we do not amortize our indefinite-lived intangibles for financial statement purposes, but instead test them annually for impairment. The amortization of our indefinite-lived assets for tax purposes but not for book purposes creates deferred tax liabilities. A reversal of deferred tax liabilities may occur when indefinite-lived intangibles: (1) become impaired; or (2) are sold, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire company in a taxable transaction. Due to the amortization for tax purposes and not book purposes of our indefinite-lived intangible assets, we expect to continue to generate deferred tax liabilities in future periods (without consideration for any impairment loss in future periods).

Net Income

	Years Ended
	December 31, 2012	December 31, 2011
	(dollars in millions)
Net Income	$11.3	$66.3
Amount of Change	$(55.0)
Percentage Change	(83.0%)

The net change was primarily attributable to the impairment loss, the increase in interest expense and for the reasons described under Income Taxes (Benefit).

Results Of Operations

Year ended December 31, 2011 compared to the year ended December 31, 2010

The following significant factors affected our results of operations for the year ended December 31, 2011 as compared to the prior year:

In connection with the preparation of our financial statements for the year ended December 31, 2012, we identified a prior period error in the income taxes reported for the year ended December 31, 2011. We assessed the materiality of this error and concluded that it was not material to any of our previously issued financial statements. We have revised the affected period presented herein to reflect the correct accounting. This non-cash item did not impact our operating income or operating cash flows for the current or prior period and had no impact on our cash taxes. For further discussion, refer to Note 1 in the accompanying notes to the financial statements.

In March 2010, we amended our Former Facility, which increased our interest expense due to an increase in the amortization of deferred financing expense of $5.2 million and an increase in the on-going fees we pay under our Former Facility.

In March 2010, we repurchased the remaining $6.6 million of our then outstanding 7.625% Notes at par and recognized a net loss on extinguishment of debt of $0.1 million due to the write-off of deferred financing expenses.

For the year ended December 31, 2009, we repurchased $76.9 million of our 7.625% Notes and recognized a net gain on extinguishment of debt of $20.8 million.

During the fourth quarter of 2009, another party commenced operation of certain of our tower sites as part of our plan to exit the operation of non-strategic tower sites, which decreased net revenues (tower rental income) and station operating expenses for same station considerations, but had a marginal impact on our reported results of operations. We also received $12.6 million in cash that was reflected as financing method lease obligations due to our ability to participate in future profits from these towers.

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

Net revenues in 2011 decreased in the low single digits compared to 2010. Contributing factors to our lower net revenues were format changes in a few of our key markets, overall market weakness in several markets where we operate and general sluggishness in advertiser demand. We believe, however, that the new formats will improve the longer-term growth prospects for these brands.

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

The increase in station operating expenses was primarily due to: (1) an increase in our audience ratings expense primarily due to the continued rollout across our markets of PPM, a new audience measurement methodology; (2) costs associated with the continued expansion of our digital initiatives; and (3) an increase in employee compensation and benefits related to the lifting of our multi-year wage freeze at the beginning of the year and the reinstatement of our 401(k) employer contribution.

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

Income Taxes (Benefit)

	Years Ended
	December 31, 2011	December 31, 2010
	(dollars in millions)
Income Taxes (Benefit)	$(14.2)	$20.6
Amount of Change	$(34.8)
Percentage Change	(168.9%)

For the year ended December 31, 2011, the income tax rate was a tax benefit of 27.3%. The income tax rate in 2011 would have been in the low 40% range if we excluded primarily the impact of the valuation allowance reversal and the $6.0 million prior period correction.

For the year ended December 31, 2010, the income tax rate was 30.7%, which was primarily due to the recording of net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. These deferred tax liabilities cannot be used to offset deferred tax assets. Our income tax expense was offset by the reduction in liabilities from uncertain tax positions associated with the expiration of the statutes of limitations in certain tax jurisdictions.

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

The recoverability of our net deferred tax assets was assessed utilizing projections based on our current operations. The projections show a significant decrease in the tax amortization in the early years of the carryforward period as a significant portion of our intangible assets will be fully amortized during that time. Accordingly, the recoverability of the net deferred tax assets is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on this assessment, management determined that it is more likely than not that such assets will be realized, which resulted in a tax benefit to the statement of operations for the year ended December 31, 2011 due to the reversal of the full valuation allowance. We decreased our valuation allowance by $41.7 million to $9.5 million as of December 31, 2011 from $51.2 million as of December 31, 2010.

Net Income

	Years Ended
	December 31, 2011	December 31, 2010
	(dollars in millions)
Net Income	$66.3	$46.4
Amount of Change	$19.9
Percentage Change	42.9%

The net change was primarily attributable to the reasons described above under Income Before Income Taxes (Benefit) and under Income Taxes (Benefit).

Future Impairments

We may determine that it will be necessary to take impairment charges in future periods if we determine the carrying value of our intangible assets is more than the fair value. Our annual impairment test of our broadcasting licenses and goodwill was performed in the second quarter of 2012. We may be required to retest prior to our next annual evaluation, which could result in a material impairment. As of December 31, 2012, no interim impairment test was required during 2012 for our broadcasting licenses and goodwill.

Liquidity And Capital Resources

Liquidity

Over the past several years, we have used a significant portion of our cash flow to reduce our indebtedness. We may from time to time seek to repurchase and retire our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

We may also use our capital resources to repurchase shares of our Class A common stock, pay dividends to our shareholders and to purchase radio station assets. Generally, our cash requirements are funded from one or a combination of internally generated cash flow and borrowings under our credit agreements.

As of December 31, 2012, we had $352.5 million outstanding under our Credit Facility and $220 million principal amount of our Senior Notes. In addition, we have outstanding financing method lease obligations of $12.6 million and a $0.6 million letter of credit. During the year ended December 31, 2012, we decreased our outstanding debt by $32.5 million (excluding the impact of amortization of the Original Issue Discount on our Senior Notes). During the year ended 2011, we decreased our outstanding debt by $47.9 million. As of December 31, 2012, we had $8.9 million in cash and cash equivalents. The outstanding debt under our Former Facility was paid in full on November 23, 2011 with the proceeds from new financing as described below.

The Refinancing

The Credit Facility

On November 23, 2011, we entered into a credit agreement with a syndicate of lenders for a $425 million senior secured credit facility, the Credit Facility, that is comprised of: (a) a $50 million revolving credit facility, or the Revolver, that matures on November 23, 2016; and (b) a $375 million term loan, or the Term B Loan, that matures on November 23, 2018. The Term B Loan amortizes in quarterly installments of $0.9 million and any remaining principal and interest is due at maturity (except for certain mandatory principal prepayments of excess cash flow and other events as described below). As of December 31, 2012, there was $5.0 million outstanding under the Revolver and $347.5 million under the Term B Loan.

The undrawn amount of the Revolver was $44.4 million as of December 31, 2012. The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of December 31, 2012, we would not be limited in these borrowings.

The Term B Loan requires: (1) mandatory prepayments equal to 50% of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs to 0%, depending on the Consolidated Leverage Ratio; and (2) mandatory prepayments from certain events such as the sale of certain property or the issuance of debt. Under the Term B Loan, an Excess Cash Flow payment is due in the first quarter of each year based on the Excess Cash Flow and Leverage Ratio for the prior year. The Excess Cash Flow payment due in the first quarter of 2013, which is net of prepayments made through December 31, 2012, is approximately $6 million. The amount is included under the current portion of long-term debt.

As of December 31, 2012, we are in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations. A default under our Credit Facility or the indenture governing our Senior Notes could cause a cross default in the other. Any event of default could have a material adverse effect on our business and financial condition.

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

The Credit Facility requires us to maintain compliance with certain financial covenants which are defined terms within the agreement, including:

•

a maximum Consolidated Leverage Ratio that cannot exceed 7.0 times through December 31, 2012, 6.5 times as of December 31, 2013 and which decreases over time to 4.5 times as of March 31, 2016 and thereafter; and

•

a minimum Consolidated Interest Coverage Ratio of 1.5 times through December 31, 2012, 1.6 times as of December 31, 2013, which increases over time to 2.0 times as of September 30, 2015 and thereafter.

As of December 31, 2012, our Consolidated Leverage Ratio was 4.8 times and our Consolidated Interest Coverage Ratio was 2.4 times.

On November 27, 2012, the Term B Loan was amended, which reduced our interest rates. Under the amended Term B Loan and depending on the Consolidated Leverage Ratio, we may elect an interest rate per annum equal to: (1) the Eurodollar London Interbank Offered Rate (“LIBOR”) plus fees that can range from 3.5% to 3.75% (prior to the amendment, the fees ranged from 4.75% to 5.0%); and (2) the Base Rate plus fees that can range from 2.5% to 2.75% (prior to the amendment, the fees ranged from 3.75% to 4.0%). The Term B Loan includes a LIBOR floor of 1.25%.

Under the Revolver and depending on the Consolidated Leverage Ratio, we may elect an interest rate per annum equal to: (1) LIBOR plus fees that can range from 4.5% to 5.0%; or (2) the Base Rate plus fees that can range from 3.5% to 4.0%, where the Base Rate is the highest of: (a) the administrative agent’s prime rate; (b) the Federal Funds Rate plus 0.5%; and (c) LIBOR plus 1.0%. In addition, the Revolver requires us to pay a commitment fee of 0.5% per annum for the unused amount of the Revolver.

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

We treated the Term B Loan amendment in November 2012 under modification accounting and recorded deferred financing costs of: (a) $1.1 million that will be amortized over the remaining life of the Term B Loan under the effective interest rate method; and (b) unamortized deferred financing costs of $9.0 million that will continue to be amortized over the remaining life of the Term B Loan under the effective interest rate method. We also recorded a loss on the extinguishment of debt of $0.7 million for those lenders who either participated at a reduced commitment level or for those lenders who did not agree to the terms of the amendment. We also incurred third-party costs of $0.1 million that were expensed.

Credit Facility’s Financial Covenants

The following table presents the computations of our Consolidated Leverage Ratio and Consolidated Interest Coverage Ratio as defined under our Credit Facility as of December 31, 2012:

Consolidated Leverage Ratio Computations:

(amounts in thousands, except ratios)
Numerator: Consolidated Funded Indebtedness
Senior debt outstanding	$352,592
Senior Notes at maturity	220,000
Letter of credit outstanding	570

Total debt outstanding	573,162
Less cash available, not to exceed $40 million	(8,923)

Consolidated Funded Indebtedness	$564,239

Denominator: Consolidated Operating Cash Flow
Net income	$11,268
Income taxes	12,474
Depreciation and amortization	10,839
Impairment loss	22,307
Interest expense	53,455
Non-cash compensation expense	5,754
Non-recurring expenses for restructuring or similar charges	34
Deferred non-cash charges	252
Loss on debt extinguishment	747
Pro forma adjustment to reflect the four-month period prior to the commencement of operating KBLX FM on May 1, 2012	1,205
Pro forma effect for tower disposition as of beginning of period	(747)

Consolidated Operating Cash Flow	$117,588

Consolidated Leverage Ratio	4.8

Consolidated Interest Coverage Ratio Computations:

(amounts in thousands, except ratios)
Numerator: Consolidated Operating Cash Flow	$117,588

Denominator: Consolidated Interest Charges
Interest expense	$53,455
Less: interest expense associated with the tower transaction	(747)
Less: interest expense associated with the KBLX FM acquisition as of beginning of period	591
Less: interest income and certain deferred financing expense	(4,660)

Consolidated Interest Charges	$48,639

Consolidated Interest Coverage Ratio	2.4

The Senior Notes

Simultaneously with entering into the Credit Facility, on November 23, 2011 we issued 10.5% unsecured senior notes, or the Senior Notes, which mature on December 1, 2019 in the amount of $220 million. We received net proceeds of $212.7 million, which includes a discount of $2.9 million and deferred financing costs of $6.1 million, which will be amortized over the term under the effective interest rate method.

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

Our Former Credit Agreement

Our Former Facility consisted of: (1) a revolving credit facility of $650 million, of which $535.5 million was outstanding and paid in full through the refinancing on November 23, 2011; and (2) a term loan of $400 million, of which $60.0 million was outstanding and paid in full through the refinancing on November 23, 2011. The Former Facility was secured by a pledge of 100% of the capital stock and other equity interest in all of our wholly owned subsidiaries.

Key terms of the Former Facility were as follows:

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

Operating Activities

Net cash flows provided by operating activities were $69.7 million and $85.5 million for the years ended December 31, 2012 and 2011, respectively. The cash flows from operating activities decreased primarily due to the increase in interest expense associated with the refinancing of our outstanding debt during the fourth quarter of 2011.

Net cash flows provided by operating activities were $85.5 million and $90.4 million for the years ended December 31, 2011 and 2010, respectively. The cash flows from operating activities decreased as the decrease in working capital of $8.7 million was offset by a decrease in net revenues and a net increase in station operating expenses and corporate general and administrative expenses.

Investing Activities

For the years ended December 31, 2012 and 2011, net cash flows used in investing activities were $29.4 million and $14.3 million, respectively, which primarily reflect the purchase of radio station assets of $25.0 million and $9.0 million, respectively, and additions to property and equipment of $3.7 million and $5.7 million, respectively.

For the year ended December 31, 2010, net cash flows used in investing activities were $4.3 million, which primarily reflect additions to property and equipment of $2.7 million.

Financing Activities

For the years ended December 31, 2012, 2011 and 2010, net cash flows used in financing activities were $35.0 million, $71.4 million and $93.1 million, respectively.

For the years ended December 31, 2012, 2011 and 2010, the cash flows used in financing activities primarily reflect the net repayment of debt of $32.5 million (excluding the impact of the amortization of Original Issue Discount on the Senior Notes), $47.9 million and $85.6 million (including the $6.6 million repurchase at par of our 7.625% Notes), respectively.

Income Taxes

During the years ended December 31, 2012, 2011 and 2010, we paid a nominal amount in income taxes as we have benefited from the tax deductions available on acquired assets, which are primarily intangible assets such as broadcasting licenses and goodwill. We anticipate that it will not be necessary to make any additional quarterly estimated federal, and most state, income tax payments for 2013, based upon projected quarterly taxable income and our ability to utilize federal and state net operating loss carryforwards.

Dividends

We do not currently pay and have not paid dividends on our common stock since early in 2008. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility.

Under our Credit Facility, we have $40 million available for dividends, share repurchases, investments and debt repurchases, which can be used when our pro forma Consolidated Leverage Ratio is less than or equal to 6.0 times (or the maximum permitted at the time if lower). The amount available can increase over time based upon our financial performance and the incremental amount in excess of $40 million can be used when our pro forma Consolidated Leverage Ratio is less than or equal to 5.0 times (or the maximum permitted at the time if lower). There are certain other limitations that apply to its use.

See Liquidity under Part II, Item 7, “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations,” and Note 7 in the accompanying notes to the financial statements.

Share Repurchase Programs

Any share repurchase program is subject to the approval of our Board of Directors. Such approval would be dependent on many factors, including but not limited to, market conditions and restrictions under our Credit Facility and the indenture governing our Senior Notes. New share repurchase programs could be commenced at any time without prior notice.

Capital Expenditures

Capital expenditures for the years ended December 31, 2012, 2011 and 2010 were $3.7 million, $5.7 million and $2.7 million, respectively. We anticipate that capital expenditures in 2013 will be between $5 million and $6 million.

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

Contractual Obligations

The following table reflects a summary of our contractual obligations as of December 31, 2012:

	Payments Due By Period
	Total	Less Than 1 Year	1 To 3 Years	3 To 5 Years	More Than 5 Years
Contractual Obligations:
Long-term debt obligations (1)	$833,868	$44,119	$87,683	$91,715	$610,351
Operating lease obligations (2)	72,382	12,717	21,959	16,581	21,125
Financing method lease obligations (3)	34,786	13,380	1,612	1,709	18,085
Purchase obligations (4)	170,204	69,476	73,052	26,466	1,210
Other long-term liabilities (5)	41,455	419	1,672	1,909	37,455

Total	$1,152,695	$140,111	$185,978	$138,380	$688,226

(1)	The total amount reflected in the above table includes principal and interest.
(a)	Our Credit Facility had outstanding debt in the amount of $352.5 million as of December 31, 2012. The maturity under our Credit Facility could be accelerated if we do not maintain compliance with certain covenants. The above table includes projected interest expense under the remaining term of our Credit Facility.
(b)	Under our Senior Notes, the maturity could be accelerated if we do not maintain certain covenants or could be repaid in cash by us at our option prior to maturity. The above table includes projected interest expense under the remaining term of the agreement.
(2)	Certain leases include contingent rents for common area maintenance. These amounts are included in minimum operating lease commitments when it is probable that the expense has been incurred and the amount is reasonably measurable.
(3)	Financing method lease obligations outstanding include principal and interest expense. When our continuing involvement in this transaction ceases as of June 30, 2013, we expect we will discontinue finance accounting and instead treat our obligations under the accounting guidance for capital and operating leases.

Also, we will recognize additional obligations included in the above table that cover lease payments after June 30, 2013. The term for each of the leases ranges from 20 to 30 years, which covers the period of continuing involvement and the period subsequent to continuing involvement. For further discussion, see Note 8, Financing Method Lease Obligations, in the accompanying notes to the financial statements.

(4)	(a) We have purchase obligations of $167.7 million including contracts primarily for on-air personalities, sports programming rights, ratings services, music licensing fees, equipment maintenance and certain other operating contracts.
(b)	In addition to the above, we have $2.5 million in liabilities related to: (i) construction obligations of $1.9 million; and (ii) our obligation to provide a $0.6 million letter of credit.
(5)	Included within total other long-term liabilities of $41.5 million are deferred income tax liabilities of $26.2 million. It is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities, together with liabilities for deferred compensation and uncertain tax positions (other than the amount of unrecognized tax benefits that are subject to the expiration of various statutes of limitation over the next 12 months) are reflected in the above table in the column labeled as “More Than 5 Years.” See Note 13, Income Taxes, in the accompanying notes to the consolidated financial statements for a discussion of deferred tax liabilities, including liabilities for unrecognized tax positions.

Off-Balance Sheet Arrangements

As of December 31, 2012 and as of the date this report was filed, we did not have any material off-balance sheet transactions, arrangements, or obligations, including contingent obligations.

Market Capitalization

As of December 31, 2012 and 2011, our total market capitalization was $268.2 million and $235.2 million, respectively, which was $3.5 million higher and $13.7 million lower, respectively, than our book equity value on those dates. As of December 31, 2012 and 2011, our stock price was $6.98 per share and $6.15 per share, respectively. See Note 4, Intangible Assets And Goodwill, in the accompanying notes to the financial statements for a discussion of impairment losses over the past several years, which reduced our book equity value.

Intangibles

As of December 31, 2012, approximately 83% of our total assets consisted of radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate our radio stations without the related FCC license for each station. FCC licenses are subject to renewal every eight years. Consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. With the exception of a few stations, historically, most of our licenses have been renewed and we expect that all licenses will be and will continue to be renewed in the future. (See Part I, Item 1A, “Risk Factors,” for a discussion of the risks associated with the renewal of licenses.)

Inflation

Inflation has affected our performance by increasing our radio station operating expenses in terms of higher costs for wages and multi-year vendor contracts with assumed inflationary built-in escalator clauses. The exact effects of inflation, however, cannot be reasonably determined. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our profits, especially since our Credit Facility is variable rate.

Recent Accounting Pronouncements

For a discussion of recently issued accounting standards, see Note 2 in the accompanying financial statements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different circumstances or by using different assumptions.

We consider the following policies to be important in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our financial position, results of operations or cash flows:

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

Allowance For Doubtful Accounts

We record an allowance for doubtful accounts for estimated losses resulting from our customers’ failure to make payments to us. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness, the economic conditions of the customer’s industry, and changes in our customer payment practices when evaluating the adequacy of the allowance for doubtful accounts. Our historical estimates have been a reliable method to estimate future allowances. Our historical reserves have generally ranged between 3% and 5% of our outstanding receivables. Recently, our accounts receivable reserve has been trending downward to the lower part of this range due to an improvement in our collection efforts and the expectation that we will continue to experience similar results.

Contingencies And Litigation

On an ongoing basis, we evaluate our exposure related to contingencies and litigation and record a liability when available information indicates that a liability is probable and estimable. We also disclose significant matters that may reasonably result in a loss or are probable but not estimable.

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

We expect our effective tax rate, before discrete items, changes in the valuation allowance and impairment losses, to be in the low 40% range. When these items are excluded, our effective tax rate has varied from the high 30% range to the low 40% range over the last several years.

In 2012, our tax rate was 52.5% which increased due to the reduction in income before income taxes as a result of the impairment loss of $22.3 million recorded in the second quarter of 2012. Our tax rate of 27.3% in 2011 was primary impacted by management’s determination during the second quarter of 2011 that, on a more likely than not realization basis, a full valuation allowance was no longer required. The deferred tax asset valuation allowance was initially established in 2008 as we were impacted by the economic downturn during this period which resulted in impairments to our broadcast licenses and goodwill in 2007 and 2008. These impairment losses impacted our three-year cumulative income.

The calculation of our tax liabilities requires us to account for uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation of accounting for uncertain tax positions. The first step is to evaluate the tax position for recognition of a tax benefit by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit based upon its technical merits, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that has greater than a 50% likelihood of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions, and review whether any new uncertain tax positions have arisen, on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, historical experience with similar tax matters, guidance from our tax advisors, and new audit activity. A change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period in which the change occurs.

We believe our estimates of the value of our tax contingencies and valuation allowances are critical accounting estimates, as they contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued. The effect of a 1% increase in our estimated tax rate as of December 31, 2012 would be an increase in income tax expense of $0.2 million and a decrease in net income of $0.2 million (net income per basic and diluted share of $0.01) for the year ended December 31, 2012.

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill. We believe our estimate of the value of our radio broadcasting licenses and goodwill is a critical accounting estimate as the value is significant in relation to our total assets. As of December 31, 2012, we have recorded approximately $757.8 million in radio broadcasting licenses and goodwill, which represents 83% of our total assets at that date. We must conduct impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value. After an impairment expense is recognized, the recorded value of these assets will be reduced by the impairment recognized and the resulting value will be the assets’ new accounting basis. In 2012, 2009 and 2008, we recorded impairment losses of $22.3 million, $67.7 million and $835.7 million, respectively, for radio broadcasting licenses and goodwill.

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

The methodology used by us in determining our key estimates and assumptions was applied consistently to each market. Of the seven variables identified above, we believe that the assumptions in clauses (1) through (3) above are the most important to the determination of fair value.

We completed our annual impairment test for broadcasting licenses during the second quarter of 2012 and determined that the fair value of the broadcasting licenses was less than the carrying value in our Boston market and, as a result, we recorded an impairment loss of $22.3 million.

The following table reflects these estimates and assumptions used in 2012 as compared to the second quarter of 2011, the date of the most recent prior impairment test:

	Estimates And Assumptions
	Second	Second
	Quarter	Quarter
	2012	2011
Discount rate	10.0%	10.0%

Operating profit margin ranges expected for average stations in the markets where the Company operates	20.7% to 40.9%	19.5% to 41.5%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%

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

The table below presents the percentage within a range by which the fair value exceeded the carrying value of our radio broadcasting licenses as of December 31, 2012 for 20 units of accounting where the carrying value of the licenses is considered material to our financial statements (20 geographical markets). Rather than presenting the percentage separately for each unit of accounting, management’s opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the broadcasting licenses. In addition, the units of accounting are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

	Units Of Accounting As Of December 31, 2012 Based Upon The Valuation As Of June 30, 2012 Percentage Range By Which Fair Value Exceeds Carrying Value
	0% To 5%	Greater Than 5% To 10%	Greater Than 10% To 15%	Greater Than 15%
Number of units of accounting	3	4	6	7
Carrying value (in thousands)	$227,608	$90,224	$238,215	$135,641

Broadcasting Licenses Valuation At Risk

As a result of the second quarter 2012 impairment test of our broadcasting licenses, there were seven units of accounting where the fair value exceeded their carrying value by 10% or less as of June 30, 2012. In aggregate, these seven units of accounting at risk have a carrying value of $317.8 million. If overall market conditions or the performance of the economy deteriorates, advertising expenditures and radio industry results could be negatively impacted, including expectations for future growth. This could result in future impairment charges for these or other of our units of accounting.

Goodwill

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

	Estimates And Assumptions
	Second	Second
	Quarter	Quarter
	2012	2011
Discount rate	10.0%	10.0%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%
Market multiple used in step one of the market valuation approach	7.5x to 8.0x	7.5x to 8.0x

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

	Reporting Units As Of December 31, 2012 Based Upon The Valuation As Of June 30, 2012 Percentage Range By Which Fair Value Exceeds Carrying Value
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

Sensitivity Analysis As Of June 30, 2012

	Results Of Long-Term Revenue Growth Rate Decrease	Results Of Operating Performance Cash Flow Margin Decrease	Results Of Weighted Average Cost Of Capital Increase
	(amounts in thousands)
Broadcasting Licenses
Impairment assumption sensitivity result	$39,299	$25,826	$68,889
Impairment recorded during the second quarter of 2012	22,307	22,307	22,307

Incremental broadcasting licenses impairment	$16,992	$3,519	$46,582

Goodwill (1)
Impairment assumption sensitivity result	$3,704	$—	$9,750

Incremental goodwill impairment	$3,704	$—	$9,750

(1)	The sensitivity analysis was computed using data from testing goodwill under step 1 during the second quarter of 2012.

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

For a more comprehensive list of our accounting policies, see Note 2, Significant Accounting Policies, accompanying the consolidated financial statements included in our latest annual report on Form 10-K for the year ended December 31, 2012. Note 2 to the consolidated financial statements included with Form 10-K contains several other policies, including policies governing the timing of revenue recognition, that are important to the preparation of our consolidated financial statements, but do not meet the SEC’s definition of critical accounting policies because they do not involve subjective or complex judgments. In addition, for further discussion of new accounting policies that were effective for us on January 1, 2012, see the new accounting standards under Note 2 to the accompanying notes to the financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our variable rate Credit Facility. From time to time, we may seek to limit our exposure to interest rate volatility through the use of derivative rate hedging instruments. If the borrowing rates under our LIBOR loans were to increase 1% above the rates as of December 31, 2012, our interest expense under our Credit Facility would increase by approximately $0.1 million on an annual basis.

As of December 31, 2012, there were no interest rate transactions outstanding.

Our credit exposure under our hedging agreements, or similar agreements we may enter into in the future, is the cost of replacing such agreements in the event of nonperformance by our counterparty. To minimize this risk, we select high credit quality counterparties. We do not anticipate nonperformance by such counterparties, but could recognize a loss in the event of nonperformance.

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

We carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based on the foregoing, our President/Chief Executive Officer and Executive Vice President—Operations/Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

David J. Field, President and Chief Executive Officer

Stephen F. Fisher, Executive Vice President—Chief Financial Officer

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2013 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission prior to April 30, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2013 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission prior to April 30, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2013 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission prior to April 30, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2013 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission prior to April 30, 2013.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2013 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission prior to April 30, 2013.

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

4.02

First Amendment To Credit Agreement, dated as of November 27, 2012, among Entercom Radio, LLC, as the

Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and

the lenders party thereto. (4)

4.03	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. (3) (Originally filed as Exhibit 4.2)

4.04	Form of Note. (3) (Originally filed as Exhibit 4.3)

4.05	Registration Rights Agreement, dated November 23, 2011. (3) (Originally filed as Exhibit 4.4)

10.01	Amended and Restated Employment Agreement, dated December 23, 2010, between Entercom Communications Corp. and David J. Field. (5) (Originally filed as Exhibit 10.01)

10.02	Employment Agreement, dated July 1, 2007, between Entercom Communications Corp. and Joseph M. Field. (6)

10.03	First Amendment To Employment Agreement, dated December 15, 2008, between Entercom Communications Corp. and Joseph M. Field. (7)

10.04	Employment Agreement, dated December 23, 2010, between Entercom Communications Corp. and Stephen F. Fisher. (5) (Originally filed as Exhibit 10.04)

10.05	Employment Agreement, dated November 1, 2012, between Entercom Communications Corp. and John C. Donlevie. (4)

10.06	Entercom Non-Employee Director Compensation Policy, adopted May 18, 2010. (8)

10.07	Amended and Restated Entercom Equity Compensation Plan. (9)

10.08	Entercom Annual Incentive Plan. (10)

21.01	Information Regarding Subsidiaries of Entercom Communications Corp. (4)

23.01	Consent of PricewaterhouseCoopers LLP. (4)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (11)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (11)

(1)	Incorporated by reference to Exhibit 3.01 to our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.01 to our Current Report on Form 8-K filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on November 25, 2011.
(4)	Filed herewith.
(5)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2010, as filed on February 9, 2011.
(6)	Incorporated by reference to Exhibit 10.02 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2007, as filed on November 21, 2007.

(7)	Incorporated by reference to Exhibit 10.04 to our Annual Report on Form 10-K for the year ended December 31, 2008, as filed on February 26, 2009.
(8)	Incorporated by reference to Exhibit 10.04 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 2, 2010.
(9)	Incorporated by reference to Exhibit A to our Proxy Statement on Schedule 14A filed on March 18, 2011.
(10)	Incorporated by reference to Exhibit 10.02 to our Current Report on Form 8-K filed on May 19, 2008.
(11)	These exhibits are submitted as “accompanying” this Annual Report on Form 10-K and shall not be deemed to be “filed” as part of such Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Entercom Communications Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Entercom Communications Corp. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 27, 2013

CONSOLIDATED FINANCIAL STATEMENTS OF ENTERCOM COMMUNICATIONS CORP.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	DECEMBER 31,	DECEMBER 31,
	2012	2011
ASSETS:
Cash and cash equivalents	$8,923	$3,625
Accounts receivable, net of allowance for doubtful accounts	70,955	69,053
Prepaid expenses, deposits and other	3,649	5,376
Prepaid and refundable federal and state income taxes	47	317
Deferred tax assets	2,445	3,035

Total current assets	86,019	81,406
Net property and equipment	51,677	58,368
Radio broadcasting licenses	718,656	715,902
Goodwill	39,103	38,891
Deferred charges and other assets, net of accumulated amortization	20,126	24,702

TOTAL ASSETS	$915,581	$919,269

LIABILITIES:
Accounts payable	$400	$404
Accrued expenses	14,205	12,509
Other current liabilities	12,253	14,682
Financing method lease obligations, current portion	12,610	—
Long-term debt, current portion	9,808	3,778

Total current liabilities	49,276	31,373

Long-term debt, net of current portion	560,133	598,446
Financing method lease obligations	—	12,610
Deferred tax liabilities	26,226	13,550
Other long-term liabilities	15,229	14,379

Total long-term liabilities	601,588	638,985

Total liabilities	650,864	670,358

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY:
Preferred stock $0.01 par value; authorized 25,000,000 shares; no shares issued and outstanding	—	—
Class A common stock $.01 par value; voting; authorized 200,000,000 shares; issued and outstanding 31,226,047 in 2012 and 31,044,001 in 2011	312	310
Class B common stock $.01 par value; voting; authorized 75,000,000 shares; issued and outstanding 7,197,532 in 2012 and 2011	72	72
Class C common stock $.01 par value; nonvoting; authorized 50,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	601,847	597,327
Accumulated deficit	(337,514)	(348,798)

Total shareholders’ equity	264,717	248,911

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$915,581	$919,269

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	YEARS ENDED DECEMBER 31,
	2012	2011	2010
NET REVENUES	$388,924	$382,727	$391,447

OPERATING EXPENSE:
Station operating expenses, including non-cash compensation expense	252,934	263,420	258,896
Depreciation and amortization expense	10,839	11,276	12,660
Corporate general and administrative expenses, including non-cash compensation expense	25,874	26,609	21,954
Impairment loss	22,307	—	—
Merger and acquisition costs	—	1,542	—
Net time brokerage agreement (income) fees	238	244	—
Net (gain) loss on sale or disposal of assets	138	163	228

Total operating expense	312,330	303,254	293,738

OPERATING INCOME (LOSS)	76,594	79,473	97,709

OTHER (INCOME) EXPENSE:
Net interest expense	53,446	24,919	30,491
Net (gain) loss on extinguishment of debt	747	1,144	62
Net (gain) loss on derivative instruments	(1,346)	1,346	—
Net (gain) loss on investments	123	30	174
Other income	(118)	(32)	(49)

TOTAL OTHER EXPENSE	52,852	27,407	30,678

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	23,742	52,066	67,031
INCOME TAXES (BENEFIT)	12,474	(14,211)	20,595

NET INCOME (LOSS)	$11,268	$66,277	$46,436

NET INCOME (LOSS) PER SHARE—BASIC	$0.31	$1.82	$1.30

NET INCOME (LOSS) PER SHARE—DILUTED	$0.30	$1.76	$1.23

WEIGHTED AVERAGE SHARES:
Basic	36,906,468	36,369,410	35,712,026

Diluted	37,809,646	37,763,965	37,679,386

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2012	2011	2010
NET INCOME (LOSS)	$11,268	$66,277	$46,436

OTHER COMPREHENSIVE INCOME (LOSS),
NET OF TAXES (BENEFIT):
Net unrealized gain (loss) on derivatives, net of taxes (benefit)	—	7,277	6,155

COMPREHENSIVE INCOME (LOSS)	$11,268	$73,554	$52,591

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(amounts in thousands, except share data)

						Retained	Accumulated
	Common Stock				Additional	Earnings	Other
	Class A		Class B		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Balance, December 31, 2009	29,755,161	$297	7,457,532	$75	$588,622	$(461,610)	$(13,432)	$113,952
Net income (loss)	—	—	—	—	—	46,436	—	46,436
Conversion of Class B common stock to Class A common stock	90,000	1	(90,000)	(1)	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	549	—	—	549
Compensation expense related to granting of restricted stock units	941,213	10	—	—	4,969	—	—	4,979
Exercise of stock options	97,725	1	—	—	129	—	—	130
Purchase of vested employee restricted stock units	(183,531)	(2)	—	—	(1,626)	—	—	(1,628)
Forfeitures of dividend equivalents	—	—	—	—	—	94	—	94
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	6,155	6,155

Balance, December 31, 2010	30,700,568	307	7,367,532	74	592,643	(415,080)	(7,277)	170,667
Net income (loss)	—	—	—	—	—	66,277	—	66,277
Conversion of Class B common stock to Class A common stock	170,000	2	(170,000)	(2)	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	462	—	—	462
Compensation expense related to granting of restricted stock units	416,906	4	—	—	7,205	—	—	7,209
Exercise of stock options	53,625	—	—	—	71	—	—	71
Purchase of vested employee restricted stock units	(297,098)	(3)	—	—	(3,054)	—	—	(3,057)
Forfeitures of dividend equivalents	—	—	—	—	—	5	—	5
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	7,277	7,277

Balance, December 31, 2011	31,044,001	310	7,197,532	72	597,327	(348,798)	—	248,911

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(amounts in thousands, except share data)

						Retained	Accumulated
	Common Stock				Additional	Earnings	Other
	Class A		Class B		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Net income (loss)	—	—	—	—	—	11,268	—	11,268
Compensation expense related to granting of stock options	—	—	—	—	210	—	—	210
Compensation expense related to granting of restricted stock units	280,072	3	—	—	5,541	—	—	5,544
Exercise of stock options	101,350	1	—	—	134	—	—	135
Purchase of vested employee restricted stock units	(199,376)	(2)	—	—	(1,365)	—	—	(1,367)
Forfeitures of dividend equivalents	—	—	—	—	—	16	—	16

Balance, December 31, 2012	31,226,047	$312	7,197,532	$72	$601,847	$(337,514)	$—	$264,717

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2012	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$11,268	$66,277	$46,436
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,839	11,276	12,660
Amortization of deferred financing costs (including original issue discount)	4,651	3,592	3,912
Net deferred taxes (benefit) and other	13,296	(12,568)	23,053
Provision for bad debts	390	1,672	990
Net (gain) loss on sale or disposal of assets	138	163	228
Non-cash stock-based compensation expense	5,754	7,671	5,528
Net (gain) loss on investments	123	30	174
Net (gain) loss on derivatives	(1,346)	1,346	—
Deferred rent	516	191	(34)
Unearned revenue—long-term	(15)	5	—
Net loss on extinguishment of debt	747	1,144	62
Deferred compensation	1,552	202	1,614
Impairment loss	22,307	—	—
Accretion expense, net of asset retirement obligation payments	(87)	88	—
Other income	(118)	(32)	(49)
Changes in assets and liabilities:
Accounts receivable	(2,138)	208	(3,532)
Prepaid expenses and deposits	1,692	(6)	15,828
Prepaid and refundable income taxes	271	493	6,818
Accounts payable and accrued liabilities	(535)	524	(20,012)
Accrued interest expense	302	2,926	(195)
Accrued expenses—long-term	(562)	(214)	(2,561)
Prepaid expenses—long-term	657	537	(510)

Net cash provided by (used in) operating activities	69,702	85,525	90,410

INVESTING ACTIVITIES:
Additions to property and equipment	(3,688)	(5,712)	(2,744)
Proceeds from sale of property, equipment, intangibles and other assets	29	231	151
Purchases of radio station assets	(25,325)	(9,000)	—
Deferred charges and other assets	(857)	(1,185)	(368)
Proceeds from investments	482	32	49
Station acquisition deposits and costs	—	1,350	(1,350)

Net cash provided by (used in) investing activities	(29,359)	(14,284)	(4,262)

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2012	2011	2010
FINANCING ACTIVITIES:
Deferred financing expenses related to the bank facility, finance method lease obligations and senior unsecured notes	(1,241)	(19,937)	(5,155)
Proceeds from issuance of long-term debt	36,000	587,500	37,500
Net proceeds from the senior unsecured notes	—	217,078	—
Payments of long-term debt	(68,529)	(852,527)	(116,525)
Retirement of senior subordinated notes	—	—	(6,579)
Proceeds from the exercise of stock options	135	71	130
Purchase of vested employee restricted stock units	(1,367)	(3,057)	(1,628)
Payment of dividend equivalents on vested restricted stock units	(43)	(512)	(874)

Net cash provided by (used in) financing activities	(35,045)	(71,384)	(93,131)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,298	(143)	(6,983)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,625	3,768	10,751

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,923	$3,625	$3,768

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$48,568	$18,393	$27,100

Income taxes	$99	$82	$83

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1. BASIS OF PRESENTATION AND ORGANIZATION

Nature Of Business – Entercom Communications Corp. (the “Company”) is one of the five largest radio broadcasting companies in the United States with a nationwide portfolio in excess of 100 stations in 23 markets, including San Francisco, Boston, Seattle, Denver, Portland, Sacramento and Kansas City.

Revision Of Prior Period Financial Statements

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2012, the Company identified and corrected a prior period error relating to the tax benefits associated with the exercise of employee stock options, the vesting of restricted stock units (“RSUs”) and the payment of dividends upon the vesting of the RSUs. Since the Company is not yet utilizing its net operating loss carryforwards (“NOLs”) that would result in the reduction of current income taxes payable, recognition of certain tax benefits associated with the exercise of employee stock options, the vesting of RSUs and the payment of dividends upon the vesting of the RSUs should have been suspended. This resulted in the recognition of additional income tax expense and a corresponding reduction in income tax benefits associated with the NOLs.

The Company assessed the materiality of this error and concluded that it was not material to any of its previously issued financial statements. The impact to the Company’s quarterly periods was inconsequential with the exception of the second quarter of 2011, which is revised herein under Note 21. The Company has revised all affected periods presented herein to reflect the correct accounting for these tax benefits. This non-cash item did not impact the Company’s operating income or operating cash flows for the current or prior periods and has no impact on the Company’s cash taxes.

The following table presents the effects of the revision on the Company’s consolidated statement of operations for the periods presented:

	Year Ended December 31, 2011
	As Previously Reported	Adjustment	As Revised
	(amounts in thousands, except per share data)
Income taxes (benefit)	$(16,444)	$2,233	$(14,211)

Net income (loss)	$68,510	$(2,233)	$66,277

Net income per share:
Basic	$1.88	$(0.06)	$1.82

Diluted	$1.81	$(0.05)	$1.76

The following table presents the effects of the revision on the Company’s consolidated balance sheet as of December 31, 2011:

	December 31, 2011
	As Previously Reported	Adjustment	As Revised
	(amounts in thousands)
Deferred tax liabilities	$11,317	$2,233	$13,550

Total long-term liabilities	$636,752	$2,233	$638,985

Total liabilities	$668,125	$2,233	$670,358

Accumulated deficit	$(346,565)	$(2,233)	$(348,798)

Total shareholders’ equity	$251,144	$(2,233)	$248,911

The following table presents the effects of the revision on the Company’s consolidated statement of cash flows for the periods presented:

	Year Ended December 31, 2011
	As Previously Reported	Adjustment	As Revised
	(amounts in thousands)
Net income (loss)	$68,510	$(2,233)	$66,277

Net deferred taxes (benefit) and other	$(14,801)	$2,233	$(12,568)

2. SIGNIFICANT ACCOUNTING POLICIES

Principles Of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are 100% owned by the Company. All intercompany transactions and balances have been eliminated in consolidation. The Company also considers the applicability of any variable interest entities (“VIEs”) that are required to be consolidated by the primary beneficiary. From time to time, the Company may enter into a time brokerage agreement (“TBA”) in connection with a pending acquisition or disposition of radio station(s) and the requirements to consolidate a VIE may apply, depending on the facts and circumstances related to each transaction. As of December 31, 2012, the consolidation requirements as a VIE (see Note 19, Contingencies, Guarantor Arrangements And Commitments) did not apply as there were no pending transactions.

Reportable Segment—The Company operates under one reportable business segment, radio broadcasting, for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance. Radio stations serving the same geographic area, which may be comprised of a city or combination of cities, are referred to as markets or as distinct operating segments. The Company has 23 operating segments. These operating segments are aggregated to create one reportable segment.

Management’s Use Of Estimates – The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to: (1) asset impairments, including broadcasting licenses and goodwill; (2) income tax valuation allowances; (3) uncertain tax positions; (4) allowance for doubtful accounts; (5) self-insurance reserves; (6) fair value of equity awards; (7) estimated lives for tangible and intangible assets; (8) fair value measurements for financial instruments such as interest rate hedging transactions; and (9) contingency and litigation reserves. The Company’s accounting estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The accounting estimates will change as new events occur, as more experience is acquired and as more information is obtained. The Company will evaluate and update assumptions and estimates on an ongoing basis and may use outside experts to assist in the Company’s evaluation, as considered necessary. Actual results could differ from those estimates.

Income Taxes – The Company applies the liability method to the accounting for deferred income taxes. Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded for a net deferred tax asset balance when it is more likely than not that the benefits of the tax asset will not be realized. The Company reviews on a continuing basis the need for a deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustment to the deferred tax asset valuation allowance is recorded in the income statement in the period that such an adjustment is required.

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

Property And Equipment – Property and equipment are carried at cost. Major additions or improvements are capitalized, including interest expense when material, while repairs and maintenance are charged to expense when incurred. Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is recognized in the statement of operations. The Company reviews on a continuing basis the carrying value of property and equipment. If events or changes in circumstances were to indicate that an asset’s carrying value is not recoverable, a write-down of the asset would be recorded through a charge to operations.

Depreciation expense on property and equipment is determined on a straight-line basis.

Depreciation expense for property and equipment is reflected in the following table for the periods indicated:

	Property And Equipment
	Years Ended December 31,
	2012	2011	2010
	(amounts in thousands)
Depreciation expense	$9,903	$10,325	$11,363

As of December 31, 2012, the Company had construction commitments outstanding of $1.9 million.

The following is a summary of the categories of property and equipment, including the estimated useful lives for depreciation, as of the periods indicated:

	Depreciation Period		Property And Equipment
	In Years		December 31,
	From	To	2012	2011
			(amounts in thousands)
Land, land easements and land improvements	—	15	$16,640	$16,617
Buildings	20	20	21,535	21,547
Equipment	3	20	123,979	122,626
Furniture and fixtures	5	10	14,690	15,152
Leasehold improvements	shorter of economic life or lease term		21,485	21,361

			198,329	197,303
Accumulated depreciation			(148,605)	(140,908)

			49,724	56,395
Capital improvements in progress			1,953	1,973

Net property and equipment			$51,677	$58,368

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

The following table presents the amounts of unearned revenues as of the periods indicated:

		Unearned Revenues
		December 31,
	Balance Sheet Location	2012	2011
		(amounts in thousands)
Current	Accrued compensation and other current liabilities	$291	$147

Long-term	Other long-term liabilities	$125	$5

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

Long-Lived Assets – The Company evaluates the recoverability of its long-lived assets, which include property and equipment, broadcasting licenses (subject to an eight-year renewal cycle), goodwill, deferred charges, and other assets. See Note 4 for further discussion. The determination and measurement of an impairment loss require the use of significant judgments and estimates. Future events may impact these judgments and estimates. The expense to renew the Company’s FCC licenses is nominal.

Debt Issuance Costs And Original Issue Discount – The costs related to the issuance of debt are capitalized and amortized over the lives of the related debt and such amortization is accounted for as interest expense. Please refer to Note 7 for the amount of deferred financing expense and original issue discount that was included in interest expense in the accompanying consolidated statements of operations. In connection with the Company’s debt: (1) in November 2012, the Company recorded deferred debt issuance costs in connection with a debt modification; (2) in November 2011, the Company recorded deferred debt issuance costs and an original issue discount in connection with its debt refinancing (debt modification for its revolving credit facility); and (3) in March 2010, the Company recorded deferred debt issuance costs in connection with a debt modification. See Note 7 for further discussion.

Extinguishment Of Debt –The Company may amend, append or replace, in part or in full, its outstanding debt. The Company reviews its unamortized financing costs associated with its outstanding debt to determine the amount subject to extinguishment under the accounting provisions for an exchange of debt instruments with substantially different terms or changes in a line-of-credit or revolving-debt arrangement. In connection with the Company’s November 2012 debt modification, November 2011 debt refinancing and March 2010 debt modification, the Company recorded debt extinguishment costs. See Note 7 for a discussion of any debt extinguishments associated with the Company’s long-term debt.

Corporate General And Administrative Expense – Corporate general and administrative expense consists of corporate overhead costs and non-cash compensation expense. Included in corporate general and administrative expenses are those costs not specifically allocable to any of the Company’s individual business properties.

Time Brokerage Agreement (Income) Fees – TBA fees or income consist of fees paid or received under agreements which permit an acquirer to program and market stations prior to an acquisition. The Company sometimes enters into a TBA agreement prior to the consummation of station acquisitions and dispositions. The Company may also enter into a Joint Sales Agreement (“JSA”) to market, but not to program, a station for a defined period of time.

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

Share-Based Compensation – The Company records compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchase plan purchases, at estimated fair values. The Company also uses the simplified method in developing an estimate of the expected term of certain stock options. For further discussion of share-based compensation, see Note 11.

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

The Company also provides certain quantitative and qualitative disclosures for those investments that are impaired (other than temporarily) at the balance sheet date and for those investments for which an impairment has not been recognized.

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

Accrued Litigation—The Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings to which it is a party and records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These judgments are subjective, based on the status of such legal or regulatory proceedings, the merits of the Company’s defenses and consultation with corporate and external legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from the Company’s estimates. The Company expenses legal costs as incurred in professional fees. See Contingencies under Note 19.

Software Costs – The Company capitalizes direct internal and external costs incurred to develop internal-use software during the application development state. Internal-use software includes website development activities such as the planning and design of additional functionality and features for existing sites and/or the planning and design of new sites. Costs related to the maintenance, content development and training of internal-use software are expensed as incurred. Capitalized costs are amortized over the estimated useful life of three years.

Reclassifications – Certain reclassifications have been made to the prior years’ financial statements to conform to the presentation in the current year.

Prior Period Correction– During the year ended December 31, 2011, the Company recorded a prior period correction to income taxes and to other comprehensive income (“OCI”) as described in Note 13, Income Taxes, and Note 14, Accumulated Other Comprehensive Income (Loss), respectively.

Recent Accounting Standards—

Amounts Reclassified Out Of Accumulated Other Comprehensive Income

In February 2013, the accounting guidance was modified to clarify how to report the effect of a significant reclassification out of accumulated other comprehensive income. This is effective for the Company as of January 1, 2013 and is to be applied prospectively. The Company does not anticipate that the adoption of this guidance will materially change the presentation of its consolidated financial statements.

Balance Sheet Disclosures About Offsetting Assets And Liabilities

In December 2011, the accounting guidance was revised to modify disclosures regarding financial and derivative instruments. Entities are required to provide both net and gross information for these assets and liabilities in order to provide for comparability with international accounting standards. This guidance, which is effective for the Company as of January 1, 2013, will be applied retrospectively. The Company anticipates that the adoption of this accounting guidance may expand its consolidated financial statement footnote disclosures.

Goodwill Testing

In September 2011, the accounting guidance for how an entity tests goodwill for impairment was revised. The guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. This guidance was available but not used for the Company’s annual goodwill testing during the second quarter of 2012. Refer to Note 4, Intangible Assets And Goodwill, for further discussion.

Presentation Of Comprehensive Income

In June 2011, the accounting standards for the presentation of comprehensive income were amended. This guidance seeks to improve the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. In October 2011, the accounting standards were modified to defer the specific requirement to present items that are reclassified out of accumulated other comprehensive income. The guidance provided by this update was effective for the Company on January 1, 2012. Since this guidance only changes the format of financial statements, the adoption of this guidance did not have any impact on the Company’s results of operations, cash flows or financial condition.

Disclosure Of Fair Value Measurements

In May 2011, the accounting standards for fair value measurements were amended to clarify existing guidance and require certain new quantitative and qualitative disclosures regarding unobservable fair value measurements. The guidance provided by this update was effective for the Company on January 1, 2012. Since this guidance only requires additional disclosures, the adoption of this guidance did not have any impact on the Company’s results of operations, cash flows or financial condition.

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

The accounts receivable balances and reserve for doubtful accounts are presented in the following table as of the periods indicated:

	Net Accounts Receivable
	December 31,
	2012	2011
	(amounts in thousands)
Accounts receivable	$73,658	$72,372
Allowance for doubtful accounts	(2,703)	(3,319)

Accounts receivable, net of allowance for doubtful accounts	$70,955	$69,053

See the table in Note 6 for the amounts outstanding as of the periods indicated for accounts receivable credits.

The following table presents the changes in the allowance for doubtful accounts for the periods presented:

Changes In Allowance For Doubtful Accounts

Year Ended	Balance At Beginning Of Year	Additions Charged To Costs And Expenses	Deductions From Reserves	Balance At End Of Year
		(amounts in thousands)
December 31, 2012	$3,319	$390	$(1,006)	$2,703
December 31, 2011	3,127	1,672	(1,480)	3,319
December 31, 2010	3,299	990	(1,162)	3,127

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

The following table presents the changes in broadcasting licenses for the periods indicated:

	Broadcasting Licenses Carrying Amount
	2012	2011
	(amounts in thousands)
Beginning of period balance as of January 1,	$715,902	$707,852
Impairment loss	(22,307)	—
Acquisitions	25,061	8,050

Ending period balance as of December 31,	$718,656	$715,902

The Company performs its annual broadcasting license impairment test during the second quarter of each year by evaluating its broadcasting licenses for impairment at the market level using the direct method.

The following table presents the changes in goodwill for each of the periods indicated:

	Goodwill Carrying Amount
	2012	2011
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$164,506	$163,783
Accumulated loss on impairment as of January 1,	(125,615)	(125,615)

Goodwill beginning balance after cumulative loss on impairment as of January 1,	38,891	38,168
Acquisition	212	723

Goodwill ending balance as of December 31,	$39,103	$38,891

The Company performs its annual goodwill impairment test during the second quarter of each year by evaluating its goodwill for each reporting unit.

(1) Broadcasting Licenses Impairment Test

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

The methodology used by the Company in determining its key estimates and assumptions was applied consistently to each market. Of the seven variables identified above, the Company believes that the assumptions in clauses (1) through (3) above are the most important to the determination of fair value.

Broadcasting License Impairment Testing During The Quarter Ended June 30, 2012

The following table reflects the estimates and assumptions used in the second quarter of 2012 as compared to the second quarter of 2011, the date of the most recent prior impairment test:

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

The Company has made reasonable estimates and assumptions to calculate the fair value of its broadcasting licenses; however, these estimates and assumptions could be materially different from actual results.

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

The following table reflects the estimates and assumptions used in the second quarter of 2011 as compared to the second quarter of 2010, the date of the most recent prior impairment test:

Estimates And Assumptions
	Second Quarter 2011	Second Quarter 2010
Discount rate	10.0%	10.0%
Operating profit margin ranges expected for average stations in the markets where the Company operates	19.5% to 41.5%	21.0% to 42.5%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%

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

Estimates And Assumptions
	Second Quarter 2010	Fourth Quarter 2009
Discount rate	10.0%	10.6%
Operating profit margin ranges expected for average stations in the markets where the Company operates	21.0% to 42.5%	21.0% to 44.0%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.0% to 2.5%

(2) Goodwill Impairment Test

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

To determine the fair value, the Company uses a market approach and, when appropriate, an income approach for each reporting unit. The market approach compares recent sales of similar broadcast radio stations. The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.

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

Goodwill Impairment Testing During The Second Quarter Ended June 30, 2012

In step one of the Company’s goodwill analysis, the Company considered the results of the market approach and the income approach in computing the fair value of the Company’s reporting units. In the market approach, the Company applied an estimated market multiple of 8.0 times (7.5 times for smaller markets) to each reporting unit’s operating profit to calculate the fair value. In the income approach, the Company utilized the discounted cash flow methodology to calculate the fair value of the reporting unit (the key estimates and assumptions are included in the table below). Management believes that these approaches are commonly used and appropriate methodologies for valuing broadcast radio stations. Factors contributing to the determination of the reporting unit’s operating performance were historical performance and/or management’s estimates of future performance.

The results of step one indicated that it was not necessary to perform the second step analysis in any of the 19 reporting units that contained goodwill.

The Company also performed a reasonableness test on the fair value results for goodwill on a combined basis by comparing the amount to the Company’s enterprise value based upon its stock price. The Company determined that the results were reasonable.

The following table reflects certain key estimates and assumptions used in the impairment test:

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

During the second quarter testing, the results of step one indicated that it was not necessary to perform the second step analysis in any of the 19 reporting units that contained goodwill.

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

The following table reflects certain key estimates and assumptions used in the second quarter of 2011 and in the second quarter of 2010, the date of the most recent prior impairment test:

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

The Company also performed a reasonableness test on the fair value results for goodwill on a combined basis for the Company by comparing it to the enterprise value of the Company based upon the Company’s stock price. The Company determined that the results were reasonable.

Goodwill Impairment Testing During The Second Quarter Ended June 30, 2010

In step one of the Company’s goodwill analysis, the Company considered the results of the market approach and the income approach, when appropriate, in computing the fair value of the Company’s reporting units. In the market approach, the Company applied an estimated market multiple of 8.0 times (7.5 times for smaller markets) to each reporting unit’s operating performance to calculate the fair value. In the income approach, the Company utilized the discounted cash flow methodology to calculate the fair value of the reporting units (the key estimates and assumptions are included in the table below). Management believes that these approaches are commonly used and appropriate methodologies for valuing broadcast radio stations. Factors contributing to the determination of the reporting unit’s operating performance were historical performance and management’s estimate of future performance.

The following table reflects certain key estimates and assumptions used in the second quarter of 2010 and in the second quarter of 2009, the date of the prior impairment test. In general, when comparing the second quarter of 2010 to the second quarter of 2009: (1) the discount rate decreased primarily due to a decrease in the estimated required returns of the debt and equity of publicly traded radio companies; (2) the market long-term revenue growth rate range narrowed; and (3) the market multiple used in step one of the market valuation approach increased:

Estimates And Assumptions
	Second Quarter 2010	Second Quarter 2009
Discount rate	10.0%	10.6%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.0% to 2.5%
Market multiple used in step one of the market valuation approach	7.5x to 8.0x	6.0x

In the income approach, the Company utilized the discounted cash flow method to calculate the fair value of the reporting unit (the key estimates and assumptions are included in the table above). The results of step one indicated that it was not necessary to perform the second step analysis in any of the markets tested, as the fair values for all of the Company’s markets were above book value. As a result of the step one test, no impairment loss was recorded during the second quarter of 2010.

The Company also performed a reasonableness test on the fair value results for goodwill on a combined basis for the Company by comparing it to the enterprise value of the Company based upon the Company’s stock price. The Company determined that the results were reasonable.

(B) Definite-Lived Intangibles

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, and acquired advertising contracts. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the years ended December 31, 2012, 2011 and 2010, the Company reviewed the carrying value and the useful lives of these assets and determined they were appropriate.

See Note 5 for: (1) a listing of the assets comprising definite-lived assets, which are included in deferred charges and other assets on the balance sheets; (2) the Company’s estimate of amortization expense for definite-lived assets in future periods; and (3) the amount of amortization expense for definite-lived assets.

5. DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets, including definite-lived intangible assets, consist of the following as of the periods indicated:

	Deferred Charges And Other Assets
	December 31,
	2012			2011
	Asset	Reserve	Net	Asset	Reserve	Net	Period Of Amortization
	(amounts in thousands)
Deferred contracts and other agreements	$1,788	$1,177	$611	$1,788	$1,049	$739	Term of contract
Leasehold premium	1,732	1,215	517	1,732	1,157	575	Less than 1 year
Other definitive lived assets	833	769	64	831	714	117	3 years

Total definite-lived intangibles	4,353	3,161	1,192	4,351	2,920	1,431
Debt issuance costs	22,115	5,864	16,251	21,746	1,584	20,162	Term of debt
Prepaid assets—long-term	800	—	800	1,457	—	1,457
Software costs and other	11,116	9,233	1,883	10,578	8,926	1,652

	$38,384	$18,258	$20,126	$38,132	$13,430	$24,702

The following table presents the various categories of amortization expense for the periods indicated, including deferred financing expense which is reflected as interest expense:

	Amortization Expense
	For The Years Ended December 31,
	2012	2011	2010
	(amounts in thousands)
Definite-lived assets	$240	$284	$197
Deferred financing expense	4,405	3,567	3,912
Software costs	696	667	1,100

Total amortization expense for deferred charges and other assets	$5,341	$4,518	$5,209

The following table presents the Company’s estimate of amortization expense, for each of the five succeeding years for: (1) deferred charges and other assets; and (2) definite-lived assets:

	Future Amortization Expense
Years ending December 31,	Total	Other	Definite-Lived Assets
	(amounts in thousands)
2013	$5,473	$5,318	155
2014	4,383	4,276	107
2015	3,341	3,273	68
2016	2,018	1,968	50
2017	985	935	50
Thereafter	2,469	2,223	246

Total	$18,669	$17,993	$676

6. OTHER CURRENT AND LONG-TERM LIABILITIES

Other Current Liabilities

Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	December 31,
	2012	2011
	(amounts in thousands)
Accrued compensation	$4,820	$6,323
Accounts receivable credits	1,894	1,657
Derivative valuation—short-term	—	1,346
Advertiser obligations	1,083	1,067
Accrued interest payable	3,432	3,130
Other	1,024	1,159

	$12,253	$14,682

Other Long-Term Liabilities—Deferred Rent Liabilities

Under the Company’s leases, the Company recognizes: (1) escalated rents, including any rent-free periods, on a straight-line basis over the term of the lease for those lease agreements where the Company receives the right to control the use of the entire leased property at the beginning of the lease term; (2) amortization expense over the shorter of the economic lives of the leasehold assets or the lease term, excluding any lease renewals unless the lease renewals are reasonably assured; (3) landlord incentive payments to the Company as deferred rent that is amortized as reductions to lease rent expense over the lease term; and (4) rental costs associated with ground or building operating leases, that are incurred during a construction period, as rental expense. See Note 8, Financing Method Lease Obligations, for a discussion of certain leases that could be capitalized at a future time.

For those leasehold improvements acquired in a business combination or acquired subsequent to lease inception, the amortization period is based on the lesser of the useful life of the leasehold improvements or the period of the lease including all renewal periods that are reasonably assured of exercise at the time of the acquisition.

The following table reflects deferred rent liabilities included under other long-term liabilities as of the periods indicated:

	Deferred Rent Liabilities
	December 31,
	2012	2011
	(amounts in thousands)
Deferred rent liabilities	$4,108	$3,592

7. LONG-TERM DEBT

Long-term debt, including financing method lease obligations, was comprised of the following as of the periods indicated:

	Long-Term Debt
	December 31,
	2012	2011
	(amounts in thousands)
Credit Facility
Revolver, due November 23, 2016 (A)	$5,000	$10,000
Term B Loan, due November 23, 2018 (A)	347,500	375,000
Senior Notes
10.5% senior unsecured notes, due December 1, 2019 (B)	220,000	220,000
Other
Financing Method Lease Obligations (C)	12,610	12,610
Other	92	121

Total	585,202	617,731
Current amount of long-term debt	(9,808)	(3,778)
Current amount of finance method lease obligations	(12,610)	—
Unamortized original issue discount	(2,651)	(2,897)

Total long-term debt	$560,133	$611,056

Outstanding standby letter of credit	$570	$570

(A) Senior Debt

The Credit Facility

On November 23, 2011, the Company entered into a credit agreement with a syndicate of lenders for a $425 million senior secured credit facility (the “Credit Facility”), that is comprised of: (a) a $50 million revolving credit facility (the “Revolver”) that matures on November 23, 2016; and (b) a $375 million term loan (the “Term B Loan”) that matures on November 23, 2018.

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

As of December 31, 2012, the amount outstanding under the Revolver was $5.0 million and the amount outstanding under the Term B Loan was $347.5 million. The undrawn amount of the Revolver was $44.4 million as of December 31, 2012. The amount of the Revolver available to the Company is a function of covenant compliance at the time of borrowing.

The Term B Loan requires mandatory prepayments equal to 50% of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs to 0%, depending on the Consolidated Leverage Ratio. The Excess Cash Flow payment is due in the first quarter of each year and the amount of the payment is based on the Excess Cash Flow and Leverage Ratio for the prior year. The Excess Cash Flow payment due in the first quarter of 2013 will be approximately $6 million, which is net of prepayments made through December 31, 2012. This amount was classified under the current portion of long-term debt. The Excess Cash Flow payment was completed in January 2013.

As of December 31, 2012, the Company is in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenants is highly dependent on its results of operations. Management believes that over the next 12 months the Company can continue to maintain compliance. The Company’s operating cash flow is positive, and management believes that it is adequate to fund the Company’s operating needs and mandatory debt repayments under the Company’s Credit Facility. Management believes that cash on hand and cash from operating activities, together with available borrowings under the Revolver, will be sufficient to permit the Company to meet its liquidity requirements over the next 12 months, including its debt repayments. As a result, the Company has not been required to rely upon, and the Company does not anticipate being required to rely upon, the Revolver to fund its operations.

The Credit Facility requires the Company to maintain compliance with certain financial covenants which are defined terms within the agreement, including:

•

a maximum Consolidated Leverage Ratio that cannot exceed 7.0 times through December 31, 2012, 6.5 times as of December 31, 2013, which decreases over time to 4.5 times as of March 31, 2016 and thereafter; and

•

a minimum Consolidated Interest Coverage Ratio of 1.5 times through December 31, 2012, 1.6 times as of December 31, 2013, which increases over time to 2.0 times as of September 30, 2015 and thereafter.

On November 27, 2012, the Term B Loan was amended, which reduced the Company’s interest rates. Under the Term B Loan and depending on the Consolidated Leverage Ratio, the Company may elect an interest rate per annum equal to: (1) the Eurodollar London Interbank Offered Rate (“LIBOR”) plus fees that can range from 3.5% to 3.75% (prior to the amendment, the fees ranged from 4.75% to 5.0%); and (2) the Base Rate plus fees that can range from 2.5% to 2.75% (prior to the amendment, the fees ranged from 3.75% to 4.0%). The Term B Loan includes a LIBOR floor of 1.25%.

Under the Revolver and depending on the Consolidated Leverage Ratio, the Company may elect an interest rate per annum equal to: (1) LIBOR plus fees that can range from 4.5% to 5.0%; or (2) the Base Rate plus fees that can range from 3.5% to 4.0%, where the Base Rate is the highest of: (a) the administrative agent’s prime rate; (b) the Federal Funds Rate plus 0.5%; and (c) LIBOR plus 1.0%. In addition, the Revolver requires the Company to pay a commitment fee of 0.5% per annum for the unused amount of the Revolver.

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

As of December 31, 2012, the Company’s Consolidated Leverage Ratio was 4.8 times and the Consolidated Interest Coverage Ratio was 2.4 times.

The Company treated the 2012 amendment under modification accounting and recorded deferred financing costs of: (a) $1.1 million (including the lender’s legal costs) that will be amortized over the remaining life of the Term B Loan under the effective interest rate method; and (b) unamortized deferred financing costs of $9.0 million that will continue to be amortized over the remaining life of the Term B Loan under the effective interest rate method. The Company also recorded a loss on the extinguishment of debt of $0.7 million for those lenders who either participated at a reduced commitment level or for those lenders who did not agree to the terms of the amendment. We also incurred third-party costs of $0.1 million that were expensed.

In connection with the debt refinancing during the fourth quarter of 2011, the Term B Loan was treated as new debt while the Revolver was treated as debt extinguishment and modification. As a result, unamortized deferred financing costs were adjusted as follows: (1) $0.3 million under the Former Facility’s term loan were written off as a net loss on extinguishment of debt; and (2) $0.8 million under the Former Facility’s revolving credit were written off as a net loss on extinguishment of debt and $0.3 million of unamortized deferred financing costs under the Former Facility’s revolving credit were deferred (to be amortized on a straight-line basis over the term of the Revolver). In addition, the Company recorded new deferred financing costs of: (i) $12.8 million for the Term B Loan that will be amortized under the effective interest rate method over the term; and (ii) $1.2 million for the Revolver that will be amortized under the straight-line method over the term.

The Company’s Former Credit Agreement

The Company’s Former Facility consisted of: (1) a revolving credit facility of $650 million, of which $535.5 million was outstanding and paid in full through the refinancing on November 23, 2011; and (2) a term loan of $400 million, of which $60.0 million was outstanding and paid in full through the refinancing on November 23, 2011. The Former Facility was secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly owned subsidiaries.

Key terms of the Former Facility were as follows:

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

(B) Senior Unsecured Debt

The Senior Notes

Simultaneously with entering into the Credit Facility on November 23, 2011, the Company issued $220 million of 10.5% unsecured Senior Notes, which mature on December 1, 2019. The Company received net proceeds of $212.7 million, which included a discount of $2.9 million, and incurred deferred financing costs of $6.1 million. These amounts are amortized over the term under the effective interest rate method. Interest on the Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year.

The Senior Notes are in minimum denominations of $2,000. The Senior Notes may be redeemed at any time on or after December 1, 2015 at a redemption price of 105.25% of principal amount plus accrued interest. The redemption price decreases to 102.625% of principal amount plus accrued interest on or after December 1, 2016 and 100% on or after December 1, 2017. The Senior Notes are unsecured and rank: (1) senior in right of payment to the Company’s future subordinated debt; (2) equally in right of payment with all of the Company’s existing and future senior debt; (3) effectively subordinated to the Company’s existing and future secured debt (including the debt under the Company’s Credit Facility), to the extent of the value of the collateral securing such debt; and (4) structurally subordinated to all of the liabilities of the Company’s subsidiaries that do not guarantee the Senior Notes, to the extent of the assets of those subsidiaries.

In addition to the parent, Entercom Communications Corp., all of the Company’s existing subsidiaries (other than Entercom Radio, LLC (“Radio”), which is a 100% owned finance subsidiary of the parent and is the issuer of the Senior Notes), jointly and severally guaranteed the Senior Notes. Under certain covenants, the Company’s subsidiary guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Senior Notes, and the subsidiary guarantors are limited in their ability to incur additional indebtedness under certain restrictive covenants. See Note 19 for financial statements of parent as guarantor.

A default under the Company’s Senior Notes could cause a default under the Company’s Credit Facility. Any event of default, therefore, could have a material adverse effect on the Company’s business and financial condition.

(C) Net Interest Expense

The components of net interest expense are as follows:

	Net Interest Expense
	Years Ended December 31,
	2012	2011	2010
	(amounts in thousands)
Interest expense	$47,412	$14,790	$13,624
Amortization of deferred financing costs	4,405	3,567	3,912
Amortization of original issue discount of senior notes	246	25	—
Interest expense on interest rate hedging agreements	1,392	6,568	12,974
Interest income	(9)	(31)	(19)

Total net interest expense	$53,446	$24,919	$30,491

The weighted average interest rate under the Credit Facility was: (1) 5.01% as of December 31, 2012 (before taking into account the fees on the unused portion of the Revolver); and (2) 6.24% as of December 31, 2011 (before taking into account the fees on the unused portion of the Revolver and any subsequent year’s impact of the Company’s outstanding derivative interest rate instrument).

(D) Financing Method Lease Obligations

In September 2009, the Company entered into an agreement to sell certain tower facilities and lease back most of these tower sites for use by the Company’s radio stations. This transaction is accounted for under the financing method as described more fully under Note 8.

(E) Interest Rate Transactions

The Company enters into interest rate transactions from time to time with different lenders to diversify its risk associated with interest rate fluctuations of its variable rate debt. See Note 9 for the accounting for these transactions. Under these transactions, the Company agrees with other parties (participating members of the Company’s Credit Facility) to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt.

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

(F) Aggregate Principal Maturities

The minimum aggregate principal maturities on the Company’s outstanding debt are as follows:

	Principal Debt Maturities
	Credit Facility	Senior Notes	Finance Method Lease Obligations	Other	Total
	(amounts in thousands)
Years ending December 31:
2013	$3,475	$—	$12,610	$30	$16,115
2014	3,475	—	—	28	3,503
2015	3,475	—	—	5	3,480
2016	8,475	—	—	5	8,480
2017	3,475	—	—	5	3,480
Thereafter	330,125	220,000	—	19	550,144

Total	$352,500	$220,000	$12,610	$92	$585,202

(G) Outstanding Letters Of Credit

The Company is required to maintain a standby letter of credit, in connection with insurance coverage as described in Note 19. See Note 7 for the amount of the outstanding standby letter of credit.

(H) Guarantor and Non-Guarantor Financial Information

Radio, which is a wholly owned subsidiary of Entercom Communications Corp., holds the ownership interest in various subsidiary companies that own the operating assets, including broadcasting licenses, permits and authorizations. Radio (1) is the borrower under the Credit Facility, as described in Note 7(A); and (2) is the issuer of the Senior Notes, as described in Note 7(B). As of December 31, 2012, Entercom Communications Corp. and each direct and indirect subsidiary of Radio is a guarantor of Radio’s obligations under both the Credit Facility and the Senior Notes.

Separate condensed consolidating financial information is not included as Entercom Communications Corp. does not have independent assets or operations, Radio is a 100% owned finance subsidiary of Entercom Communications Corp., and all guarantees by Entercom Communications Corp. and its guarantor subsidiaries are full, unconditional (subject to the customary automatic release provisions), joint and several under its Credit Facility and are full, unconditional, joint and several under its Senior Notes.

Under the Credit Facility, Radio is permitted to make distributions to Entercom Communications Corp. in amounts as defined, which are required to pay Entercom Communications Corp.’s reasonable overhead costs, including income taxes and other costs associated with conducting the operations of Radio and its subsidiaries. Similar concepts applied to the Former Facility.

Under the indenture governing the Senior Notes, Radio is permitted to make distributions to Entercom Communications Corp. in amounts, as defined, that are required to pay Entercom Communications Corp’s overhead costs and other costs associated with conducting the operations of Radio and its subsidiaries. Similar concepts applied to the 7.625% Notes.

(I) Debt Extinguishment

The following table presents for the periods indicated the amount of gain or loss recorded on debt extinguishment along with the amount of debt that was retired early:

	Debt Extinguishment
	Years Ended December 31,
	2012	2011	2010
	(amounts in thousands)
Write-off of unamortized deferred financing costs	$747	$1,144	$62

Amount of debt retired early	$—	$595,500	$6,579

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

The following table presents future minimum interest and principal payments and future minimum lease payments due under financing method leases:

	Financing Method Lease Obligations
	Year Of Maturity			Minimum Lease
	Principal	Interest	Total	Payments
	(amounts in thousands)
Years ending December 31,
2013	$12,610	$385	$12,995	$385
2014	—	—	—	794
2015	—	—	—	818
2016	—	—	—	842
2017	—	—	—	867
Thereafter	—	—	—	18,083

Total financing method lease obligations	12,610	385	12,995
Less current portion	12,610	385	12,995

Total minimum lease payments				$21,789

The following table presents property and equipment held under financing method leases, by major category, which represent components of property and equipment included in the balance sheet under property and equipment, as of the periods presented:

	Net Property And Equipment Held Under Finance Method Lease Obligations
	December 31,
	2012	2011
	(amounts in thousands)
Land and land improvements	$843	$843
Building	358	358
Leasehold improvements	11	11
Equipment	3,863	3,863
Leasehold premium	885	885

Total	5,960	5,960
Less accumulated depreciation	(4,785)	(4,593)

Property and equipment held under financing method leases, net	$1,175	$1,367

See Note 7 for the amount of financing method lease obligations outstanding as of December 31, 2012 and 2011.

The following table presents, for the periods indicated, the amount of: (1) depreciation expense attributable to assets held under financing method leases; and (2) the interest expense associated with financing method lease obligations:

	Years Ended
	December 31,
	2012	2011
	(amounts in thousands)
Interest expense for financing method lease obligations	$749	$719

Depreciation expense attributable to assets held under financing method	$192	$199

9. DERIVATIVE AND HEDGING ACTIVITIES

The Company from time to time enters into derivative financial instruments, including interest rate hedging transactions, to manage its exposure to fluctuations in interest rates under the Company’s variable rate debt.

Accounting For Derivative Instruments And Hedging Activities

The Company recognizes at fair value all derivatives, whether designated in hedging relationships or not, in the balance sheet as either net assets or net liabilities. The accounting for changes in the fair value of a derivative, including certain derivative instruments embedded in other contracts, depends on the intended use of the derivative and the resulting designation. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects net income. If a derivative does not qualify as a hedge, it is marked to fair value through the statement of operations. Any fees associated with these derivatives are amortized over their term. Under these derivatives, the differentials to be received or paid are recognized as an adjustment to interest expense over the life of the contract. In the event the cash flow hedges are terminated early, any amount previously included in comprehensive income (loss) would be reclassified as interest expense to the statement of operations as the forecasted transaction settles.

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

The fair value of these derivatives is determined using observable market based inputs (a Level 2 measurement, as described in Note 17) and the impact of credit risk on a derivative’s fair value (the creditworthiness of the Company’s counterparty for assets and the creditworthiness of the Company for liabilities).

As of December 31, 2012, there were no remaining derivative interest rate transactions outstanding. As of December 31, 2011, the Company had an interest rate transaction outstanding in the notional amount of $100.0 million.

Hedge Accounting Treatment

During the period of an interest rate hedging agreement, the outstanding amount of the Company’s variable rate debt is expected to be greater than the notional amount of the derivative rate hedging transactions. These transactions are typically tied to LIBOR. Under a fixed rate swap, the Company pays a fixed rate on a notional amount to the counterparty, and the counterparty pays to the Company a variable rate on the notional amount equal to LIBOR. A Collar establishes two separate agreements: an upper limit equal to LIBOR, or cap, and a lower limit equal to LIBOR, or floor.

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

Expired Derivatives

Year Ended December 31, 2012

Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed LIBOR Rate	Expiration Date
	(amounts (in millions)
Swap	$100.0	May 28, 2008	n/a	3.62%	May 28, 2012

Expired Derivatives

Year Ended December 31, 2011

Type Of Hedge	Notional Amount	Effective Date		Collar	Fixed LIBOR Rate		Expiration Date
	(amounts (in millions)
Swap	$150.0	January 28, 2008		n/a	3.03%		January 28, 2011
Collar	100.0	February 28, 2008	[	Cap	4.00%	]	February 28, 2011
				Floor	2.14%
Swap	125.0	March 28, 2008		n/a	2.91%		September 28, 2011

	375.0

The following is a summary of the gains (losses) related to the Company’s cash flow hedges for the periods indicated:

	Years Ended December 31,
Description	2012	2011
	(amounts in thousands)
Type Of Derivative Designated As A Cash Flow Hedge	Interest Rate	Interest Rate
Amount Of Gain (Loss) Recognized In Other Comprehensive Income (Loss) (“OCI”)	$—	$5,643
Location Of Gain (Loss) Reclassified From Accumulated OCI To Statement Of Operations	Interest Expense	Interest Expense
Amount Of Gain (Loss) Reclassified From Accumulated OCI To Statement Of Operations	$—	$(1,634)
Location Of Gain (Loss) In Statement Of Operations	Interest Expense	Interest Expense
Amount Of Gain (Loss) In Statement Of Operations Due To Ineffectiveness	$1,346	$288

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

The following table presents the accumulated net derivative gain (loss) recorded in the statements of other comprehensive income (loss) as of the periods indicated:

	Fair Value Of Accumulated Derivatives Balance Outstanding
	December 31,
	2012	2011
	Assets (Liabilities)
	(amounts in thousands)
Beginning balance as of January 1	$—	$(7,277)
Net unrealized gain (loss) on derivatives, net of taxes (benefit)	—	7,277

Ending balance	$—	$—

The following is a summary of the fair value of the derivatives outstanding as of the periods indicated:

		Fair Value
		December 31,
	Balance Sheet	2012	2011
	Location	Asset (Liability)
		(amounts in thousands)
Designated Derivatives
Interest rate hedge transactions	Current liabilities	$—	$(1,346)

10. SHAREHOLDERS’ EQUITY

Conversion Of Class B Common Stock

Shares of Class B common stock are transferable only to Joseph M. Field, David J. Field, certain of their family members, their estates or trusts for any of their benefit. Upon any other transfer, shares of Class B common stock automatically convert into shares of Class A common stock on a one-for-one basis.

During the years ended 2011 and 2010, Joseph M. Field contributed to charitable entities 170,000 and 90,000 shares, respectively. Upon the transfer of these shares, they were automatically converted to shares of Class A common stock.

Dividends

The Company does not currently pay and has not paid dividends on its common stock since 2008. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in the Credit Facility.

Under the Credit Facility, the Company has $40 million available for dividends, share repurchases, investments and debt repurchases, which can be used when its pro forma Consolidated Leverage Ratio is less than or equal to 6.0 times (or the maximum permitted at the time if lower). The amount available can increase over time based upon the Company’s financial performance and the incremental amount in excess of $40 million can be used when its pro forma Consolidated Leverage Ratio is less than or equal to 5.0 times (or the maximum permitted at the time if lower). There are certain other limitations that apply to its use.

Dividend Equivalents

The Company’s grants of RSUs include the right, upon vesting, to receive a cash payment equal to the aggregate amount of dividends, if any, that holders would have received on the shares of common stock underlying their RSUs if such RSUs had been vested during the period.

The following table presents the amounts accrued and unpaid on unvested RSUs as of the periods indicated:

		Dividend Equivalent Liabilities
	Balance Sheet	December 31,
	Location	2012	2011
		(amounts in thousands)
Short-term	Other current liabilities	$—	$52
Long-term	Other long-term liabilities	221	228

Total		$221	$280

The following table presents: (a) the amount of dividend equivalents that were paid to the holders of RSUs that vested; and (b) the tax benefits that were recorded to paid-in capital:

	Years Ended December 31,
	2012	2011	2010
	(amounts in thousands)
Dividend equivalents paid	$43	$512	$874

Tax benefit recognized in paid-in capital	$—	$—	$—

Deemed Repurchase Of Vested RSUs

Upon vesting of RSUs, a tax obligation is created for both the employer and the employee. Unless employees elect to pay their tax withholding obligations in cash, the Company withholds shares of stock in an amount sufficient to cover their tax withholding obligations. The withholding of these shares by the Company is deemed to be a repurchase of its stock.

The following table provides summary information on the deemed repurchase of vested RSUs:

	Years Ended December 31,
	2012	2011	2010
	(amounts in thousands)
Shares of stock deemed repurchased	199	297	182

Amount recorded as financing activity	$1,367	$3,057	$1,628

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

On January 1 of each year, the number of shares of Class A common stock authorized under the Plan is automatically increased by 1.5 million, or a lesser number as may be determined by the Company’s Board of Directors. On January 1, 2012, the shares available for grant automatically increased by 1.5 million to 4.2 million shares. The Board of Directors elected to forego an increase on January 1, 2013.

The Plan includes certain performance criteria for purposes of satisfying expense deduction requirements for income tax purposes. A sub-limit for RSUs was removed by shareholder vote at the Company’s May 2011 shareholders’ meeting.

Accounting For Share-Based Compensation

The measurement and recognition of compensation expense, for all share-based payment awards made to employees and directors, is based on estimated fair values. The Company estimates the fair value of option awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations.

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

RSU Activity

The following table presents for the periods indicated: (1) RSUs issued, net of forfeitures; (2) the increase (decrease) to paid-in capital over the vesting period of the RSUs; (3) the number of RSUs that were both vested and released; and (4) the unamortized compensation expense, net of forfeitures, related to unvested RSUs:

	Years Ended December 31,
	2012		2011		2010
	Shares	Amount	Shares	Amount	Shares	Amount
	(amounts in thousands)
RSUs issued	307	$2,133	445	$4,721	1,024	$11,361
RSUs forfeited	(26)	(235)	(28)	(474)	(85)	(1,242)

Net RSUs issued and increase (decrease) to paid-in capital	281	$1,898	417	$4,247	939	$10,119

RSUs vested and released	659		886		527

The following is a summary of the changes in RSUs under the Plan during the current period:

	Period Ended	Number Of Restricted Stock Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value As Of December 31, 2012
RSUs outstanding as of:	December 31, 2011	1,860,577
RSUs awarded		306,556
RSUs released		(659,381)
RSUs forfeited		(26,484)

RSUs outstanding as of:	December 31, 2012	1,481,268	$—	1.1	$10,339,251

RSUs vested and expected to vest as of:	December 31, 2012	1,388,230	$—	1.1	$9,082,613

RSUs exercisable (vested and deferred) as of:	December 31, 2012	86,996	$—	—	$607,232

Weighted average remaining recognition period in years		1.9

Unamortized compensation expense, net of estimated forfeitures		$5,714,641

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

The following table presents certain information for RSUs with market conditions for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
	(amounts in thousands, except years)
RSUs Granted With Market Conditions
Number of RSUs issued	—	—	300

Fair value of RSUs issued	$—	$—	$3,219

Amortization period of grant in years	—	—	1.6 -2.0

Reconciliation Of RSUs With Market Conditions
Beginning of period balance	300	300	113
Number of RSUs granted	—	—	300
Number of RSUs forfeited	—	—	(57)
Number of RSUs vested	(100)	—	(56)

End of period balance	200	300	300

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

Expected Volatility Term Structure—The Company estimated the volatility term structure using: (1) the historical volatility of its stock; and (2) the implied volatility provided by its traded options from a trailing month’s average of the closing bid-ask price quotes.

Risk-Free Interest Rate—The Company estimated the risk-free interest rate based upon the implied yield available on U.S. Treasury issues using Treasury bond rate as of the date of grant.

Expected Dividend Yield—The Company calculated the expected dividend yield at the time of grant based upon the Company’s most recent history and the Company’s stock price on the date of grant.

The specific assumptions used for this valuation are as follows:

Year Ended
December 31,
2010
Expected Volatility Structure	59% to 78%
Risk Free Interest Rate	0.1% to 1.1%
Expected Dividend Yield	0.0%

Options

Option Activity

The following table provides summary information on the granting and vesting of options:

	Years Ended December 31,
Other Option Disclosures	2012		2011		2010
	From	To	From	To	From	To
Exercise price range of options issued	$—	$—	$—	$—	$12.08	$12.08

Upon vesting, period to exercise	—	—	—	—	1	10

Fair value per option issued	$—		$—		$7.84

	(amounts in thousands)
Intrinsic value of options exercised	$508		$528		$899

Tax benefit from options exercised, before impact of valuation allowance	$192		$209		$355

Cash received from exercise price of options exercised	$135		$71		$130

Number of options issued	—		—		3

The following table presents the option activity during the current year ended under the Plan:

	Period Ended	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value As Of December 31, 2012
Options outstanding as of:	December 31, 2011	876,025	$2.84
Options granted		—
Options exercised		(101,350)	1.34
Options forfeited		(12,500)	2.41
Options expired		(22,375)	25.23

Options outstanding as of:	December 31, 2012	739,800	$2.38	6.0	$3,868,897

Options vested and expected to vest as of:	December 31, 2012	737,780	$2.38	6.0	$3,858,687

Options vested and exercisable as of:	December 31, 2012	516,239	$2.79	6.0	$2,628,917

Weighted average remaining recognition period in years		0.1

Unamortized compensation expense, net of estimated forfeitures		$32,617

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
		Number Of	Weighted		Number Of
		Options	Average	Weighted	Options	Weighted
		Outstanding	Remaining	Average	Exercisable	Average
		December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Prices		2012	Life	Price	2012	Price
$1.34	$1.34	680,800	6.1	$1.34	462,239	$1.34
$2.02	$6.62	20,000	6.8	$5.52	15,000	$5.52
$10.90	$11.69	20,500	5.0	$11.46	20,500	$11.46
$11.78	$48.21	18,500	3.1	$27.24	18,500	$27.24

$1.34	$48.21	739,800	6.0	$2.38	516,239	$2.79

	Option Valuation Estimates
	Years Ended December 31,
	2012	2011	2010
Expected life (years)			6.3
Expected volatility factor (%)	no options	no options	69.2%
Risk-free interest rate (%)	issued	issued	3.0%
Expected dividend yield (%)			0.0%

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

Recognized Non-Cash Compensation Expense

Stock-based compensation expense consisted primarily of RSU awards. The following summarizes recognized stock-based compensation expense included in the Company’s line item expense for awards:

	Years Ended December 31,
	2012	2011	2010
	(amounts in thousands)
Station operating expenses	$584	$776	$1,357
Corporate general and administrative expenses	5,170	6,895	4,171

Stock-based compensation expense included in operating expenses	5,754	7,671	5,528
Income tax benefit before an valuation allowance	1,540	2,107	1,762

Net stock-based compensation expense	$4,214	$5,564	$3,766

12. NET INCOME (LOSS) PER COMMON SHARE

Net income per common share is calculated as basic net income per share and diluted net income per share. Basic net income per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes the potential dilution that could occur: (1) if the RSUs with service conditions were fully vested (using the treasury stock method); (2) if all of the Company’s outstanding stock options that are in-the-money were exercised (using the treasury stock method); and (3) if the RSUs with service and market conditions were considered contingently issuable.

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

For the periods indicated, the following presents the computations of basic and diluted net income (loss) per share:

	Computation Of Net Income (Loss) Per Share
	Year Ended December 31, 2012
	(amounts in thousands, except share and per share data)
	Net Income (Loss)	Shares	Net Income (Loss) Per Share
Basic net income (loss) per common share:	$11,268	36,906,468	$0.31

Impact of equity awards		903,178

Diluted net income (loss) per common share:	$11,268	37,809,646	$0.30

	Computation Of Net Income (Loss) Per Share
	Year Ended December 31, 2011
	(amounts in thousands, except share and per share data)
	Net Income (Loss)	Shares	Net Income (Loss) Per Share
Basic net income (loss) per common share:	$66,277	36,369,410	$1.82

Impact of equity awards		1,394,555

Diluted net income (loss) per common share:	$66,277	37,763,965	$1.76

	Computation Of Net Income (Loss) Per Share
	Year Ended December 31, 2010
	(amounts in thousands, except share and per share data)
	Net Income (Loss)	Shares	Net Income (Loss) Per Share
Basic net income (loss) per common share:	$46,436	35,712,026	$1.30

Impact of equity awards		1,967,360

Diluted net income (loss) per common share:	$46,436	37,679,386	$1.23

Incremental Shares Disclosed As Anti-Dilutive

For the periods indicated, the following table provides the incremental shares excluded as they were anti-dilutive under the treasury stock method:

	Impact Of Equity Awards
	Years Ended December 31,
	2012	2011	2010
	(amounts in thousands, except per share data)
Dilutive or anti-dilutive for all potentially dilutive equivalent shares	dilutive	dilutive	dilutive
Excluded shares as anti-dilutive under the treasury stock method
Price range of options excluded: from	$6.43	$8.21	$9.63

Price range of options excluded: to	$48.21	$48.21	$48.21

Options excluded	46	54	66

RSUs with service conditions	939	945	43
RSUs with service and market conditions	200	200	200

Total RSUs excluded	1,139	1,145	243

13. INCOME TAXES

Effective Tax Rate—Overview

The Company’s effective income tax rate may be impacted by: (1) changes in the level of income in any of the Company’s taxing jurisdictions; (2) changes in the statutes and rules applicable to taxable income in the jurisdictions in which the Company operates; (3) changes in the expected outcome of income tax audits; (4) changes in the estimate of expenses that are not deductible for tax purposes; (5) income taxes in certain states where the states’ current taxable income is dependent on factors other than the Company’s consolidated net income; and (6) adding facilities in states that on average have different income tax rates from states in which the Company currently operates and the resulting effect on previously reported temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities. The Company’s annual effective tax rate may also be materially impacted by tax expense associated with non-amortizable assets such as broadcasting licenses and goodwill and changes in the deferred tax valuation allowance.

An impairment loss will result in an income tax benefit during the period incurred as the amortization of broadcasting licenses and goodwill is deductible for income tax purposes.

Expected And Reported Income Taxes (Benefit)

Income tax expense (benefit) computed using the United States federal statutory rates is reconciled to the reported income tax expense (benefit) as follows:

	Years Ended December 31,
	2012	2011	2010
	(amounts in thousands)
Federal statutory income tax rate	35%	35%	35%
Computed tax expense (benefit) at federal statutory rates on income (loss) before income taxes (benefit)	$8,310	$18,223	$23,461
State income tax expense (benefit), net of federal benefit	2,274	(865)	2,572
Federal tax expense associated with non-amortizable assets	—	—	19,246
Non-recognition of expense due to full valuation allowance	203	—	(22,842)
Valuation allowance current year activity	—	(37,505)	—
Reversal of net tax on derivative liability	—	2,547	—
Decrease in valuation allowance for change in federal net operating loss carryback rules	—	—	(149)
Change in uncertain tax positions	—	—	(2,458)
Tax benefit shortfall associated with share-based awards	412	2,061	—
Nondeductible expenses and other	1,275	1,328	765

Income taxes (benefit)	$12,474	$(14,211)	$20,595

For The Year Ended December 31, 2012

The effective income tax rate was 52.5%. This rate was higher than the federal statutory rate of 35.0% primarily due to the combination of: (1) a reduction in income before income taxes as a result of the impairment loss of $22.3 million recorded in the second quarter of 2012; (2) an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill; and (3) an adjustment for expenses that are not deductible for tax purposes. The rate was reduced by a tax benefit associated with a reduction in liabilities for uncertain tax positions due to the expiration of the statute of limitations in certain jurisdictions.

For the Year Ended December 31, 2011

The effective income tax rate was 27.3%. The difference between the federal statutory rate of 35.0% and the effective tax rate was primarily due to a reversal of the full valuation allowance against the Company’s deferred tax assets for the reasons as described below under Valuation Allowance For Deferred Tax Assets.

For the Year Ended December 31, 2010

The effective income tax rate was 30.7%. The difference between the federal statutory rate of 35.0% and the effective tax rate was primarily due to: (1) tax expense associated with non-amortizable assets such as broadcasting licenses and goodwill; (2) non-recognition of tax expense due to a full valuation allowance; (3) a decrease in the liability for uncertain tax positions for the reasons described below under Liabilities For Uncertain Tax Positions; and (4) permanent differences that are not fully deductible for tax purposes.

Income Tax Expense

Income tax expense (benefit) for the years ended December 31, 2012, 2011 and 2010 is summarized as follows:

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$—	$—	$(2,608)
State	(822)	(1,643)	150

Total current	(822)	(1,643)	(2,458)

Deferred:
Federal	10,481	(14,225)	19,246
State	2,815	1,657	3,807

Total deferred	13,296	(12,568)	23,053

Total income taxes (benefit)	$12,474	$(14,211)	$20,595

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

The tax effects of significant temporary differences that comprise the net deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
	(amounts in thousands)
Deferred tax assets:
Employee benefits	$877	$910
Deferred compensation	72	547
Provision for doubtful accounts	1,060	1,304
Derivative financial instruments	—	529
Other	486	256

Total current deferred tax assets before valuation allowance	2,495	3,546
Valuation allowance	(37)	(428)

Total current deferred tax assets - net	2,458	3,118

Federal and state income tax loss carryforwards	93,199	63,814
Share-based compensation	2,969	2,579
Investments - impairments	490	450
Lease rental obligations	2,296	2,201
Deferred compensation	3,291	2,856
Other	1,166	1,293

Total non-current deferred tax assets before valuation allowance	103,411	73,193
Valuation allowance	(18,124)	(9,033)

Total non-current deferred tax assets—net	85,287	64,160

Total deferred tax assets	$87,745	$67,278

Deferred tax liabilities:
Advertiser broadcasting obligations	$(13)	$(83)

Total current deferred tax liabilities	(13)	(83)

Deferral of gain recognition on the extinguishment of debt	(7,647)	(7,646)
Property, equipment and certain intangibles (other than broadcasting licenses and goodwill)	1,901	(955)
Broadcasting licenses and goodwill	(105,767)	(69,109)

Total non-current deferred tax liabilities	(111,513)	(77,710)

Total deferred tax liabilities	$(111,526)	$(77,793)

Total net deferred tax liabilities	$(23,781)	$(10,515)

Valuation Allowance For Deferred Tax Assets

Management determined during the second quarter of 2011 that, on a more likely than not realization basis, a full valuation allowance was no longer required. The deferred tax asset valuation allowance was initially established in 2008 as the Company was impacted by the economic downturn during this period which resulted in impairments to the Company’s broadcast licenses and goodwill in 2007 and 2008. These impairment losses impacted the Company’s three-year cumulative income.

Contributing to management’s assessment during the second quarter of 2011, were sufficient positive indicators such as, but not limited to, the then present economic conditions (as compared to the economic conditions when the valuation allowance was established), recent profitability, management’s expectation of future profitability, including available future taxable income under the current tax law to realize all of the tax benefits for deductible temporary differences and carryforwards. In addition, the Company does not have a history of its federal and certain state net operating loss carryforwards expiring unused.

The recoverability of the Company’s net deferred tax assets has been assessed utilizing projections based on the Company’s current operations. The projections show a significant decrease in tax amortization in the early years of the carryforward period as a significant portion of the Company’s intangible assets will be fully amortized during that time. Accordingly, the recoverability of the net deferred tax assets is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on this assessment, management determined that it is more likely than not that such assets will be realized, which resulted in a reversal of the full valuation allowance during the second quarter of 2011.

As changes occur in the Company’s assessments regarding its ability to recover its deferred tax assets, the Company’s tax provision is increased in any period in which the Company determines that the recovery is not probable.

The following table presents the changes in the deferred tax asset valuation allowance for the periods indicated:

Year Ended	Balance At Beginning Of Year	Increase (Decrease) Charged/ (Credited) To Income Taxes (Benefit)	Increase (Decrease) Charged/ (Credited) To OCI	Balance At End Of Year
	(amounts in thousands)
December 31, 2012	$9,461	$8,700	$—	$18,161
December 31, 2011	51,190	(38,957)	(2,772)	9,461

December 31, 2010	56,887	(3,239)	(2,458)	51,190

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

The Company’s liabilities for uncertain tax positions, which amounts were recorded as long-term liabilities in the balance sheets, are reflected in the following table as of the periods indicated:

	December 31,
	2012	2011
	(amounts in thousands)
Liabilities for uncertain tax positions
Tax	$67	$684
Interest and penalties	121	430

Total	$188	$1,114

The decrease in liabilities for uncertain tax positions for the year ended December 31, 2012 includes the expiration of statutes of limitation for certain tax jurisdictions.

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

The following table presents, for the periods indicated, the expense (income) for uncertain tax positions, which amounts were reflected in the consolidated statements of operations as an increase (decrease) to income tax expense:

	Years Ended December 31,
	2012	2011	2010
	(amounts in thousands)
Tax expense (income)	$(617)	$(990)	$(1,821)
Interest and penalties (income)	(309)	(717)	(637)

Total income taxes (benefit) from uncertain tax positions	$(926)	$(1,707)	$(2,458)

The decrease in liabilities for uncertain tax positions for each of the years ended December 31, 2012, 2011 and 2010 primarily reflects the expiration of statutes of limitation for certain tax jurisdictions. In addition, in 2010, the Company concluded an audit with the Internal Revenue Service (the “IRS”).

The following table presents the gross amount of changes in unrecognized tax benefits for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
	(amounts in thousands)
Beginning of year balance	$(8,180)	$(7,738)	$(9,548)
Prior year positions
Gross Increases	(733)	—	—
Gross Decreases	858	708	2,489
Current year positions
Gross Increases	—	(1,431)	(1,017)
Gross Decreases	—	—	—
Settlements with tax authorities	—	—	—
Reductions due to statute lapse	365	281	338

End of year balance	$(7,690)	$(8,180)	$(7,738)

Ending liability balance included above that was reflected as an offset to deferred tax assets	$(7,623)	$(7,495)	$(6,064)

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

As of December 31, 2012, there were no unrecognized net tax benefits (exclusive of interest and penalties) that over the next 12 months are subject to the expiration of various statutes of limitation. Interest and penalties accrued on uncertain tax positions are released upon the expiration of statutes of limitations.

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

The Company cannot predict with certainty how these audits will be resolved and whether the Company will be required to make additional tax payments, which may include penalties and interest. During the fourth quarter of 2010, the Company concluded an audit by the IRS with no proposed adjustment for the tax years of 2004 through 2008. For most states where the Company conducts business, the Company is subject to examination for the preceding three to six years. In certain states, the period could be longer.

Income Tax Payments And Refunds

The following table provides the amount of income tax payments and income tax refunds for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
	(amounts in thousands)
State income tax payments	$99	$82	$83

Federal and state income tax refunds (1)	$256	$492	$6,866

(1)	Tax refunds in 2011 and 2010 were primarily comprised of refunds resulting from federal tax legislation during the fourth quarter of 2009 that allowed the Company to carryback its 2008 net operating loss for five years rather than for two years.

Net Operating Loss Carryforwards

The Company reversed a full valuation allowance against its deferred tax assets during the second quarter of 2011. The Company has recorded a valuation allowance, however, for certain of its state NOLs as the Company does not expect to obtain a benefit in future periods. For further discussion, see Valuation Allowance For Deferred Tax Assets under this note. Utilization in future years of the NOL carryforwards may be subject to limitations due to the changes in ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

Windfall tax benefits will be recognized for book purposes and recorded to paid-in capital only when realized. The Company does not recognize a deferred tax asset for unrealized tax benefits associated with the tax deductions in excess of the compensation recorded (excess tax benefit). The Company applies the “with and without” approach for utilization of tax attributes upon realization of NOLs in the future. This method allocates stock-based compensation benefits last among other tax benefits recognized. The NOLs reflected in the following table are net of these windfall stock compensation deductions.

	Net Operating Losses
	December 31, 2012
	NOLs	Suspended Windfall	NOL Expiration Period
	(amounts in thousands)		(in years)
Federal NOL carryforwards	$203,511	$6,808	2030 to 2033

State NOL carryforwards	$468,676	$6,225	2013 to 2032

State income tax credit	$1,248		to 2018

Prior Period Tax Provision Correction

Included in the year ended December 31, 2011 is a prior period correction to the year ended December 31, 2008 of $6.0 million that was made to record an income tax benefit to other comprehensive income (loss) and to increase deferred income tax expense by the same amount. The prior period financial statements were not restated as this correction was considered to be immaterial to both the Company’s previously reported and current results of operations and financial position and had no impact on previously reported cash flows from operating, financing or investing activities.

In addition, during the year ended December 31, 2011, the Company noted errors related to its deferred tax expense for the three months ended September 30, 2011 and June 30, 2011 of $0.4 million and $1.6 million, respectively. These errors were primarily due to the netting of deferred tax liabilities, from the amortization of tax deductible goodwill and FCC licenses, against its deferred tax assets. Since the deferred tax liabilities have indefinite lives, they should not have been netted against deferred tax assets with definite lives. The Company corrected these errors during the three months and year ended December 31, 2011 by recognizing an additional $1.5 million in deferred tax expense in the periods, which included a prior year adjustment of $0.5 million related to its liabilities for uncertain tax positions. The Company recorded the correction of these errors to the financial statements for the three months ended December 31, 2011 as these errors were not material to the financial statements for the three months ended June 30, 2011, September 30, 2011 and December 31, 2011.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The Company’s accumulated comprehensive income (loss) consists of net income (loss) and other items recorded directly to the equity accounts.

The following table summarizes the types of other comprehensive income (loss) recorded to the statements of comprehensive income (loss) for the periods indicated:

Accumulated Other Comprehensive Income (Loss)

	Years Ended December 31,
Category	2012	2011	2010
	(amounts in thousands)
Accumulated other comprehensive income (loss) beginning balance	$—	$(7,277)	$(13,432)
Interest Rate Derivatives
Prior period correction	—	5,998	—
Net gain (loss) on derivatives	—	5,643	6,155
Income (taxes) benefit	—	(2,149)	(2,431)

Net gain (loss) on derivatives, net of taxes and before valuation allowance	—	9,492	3,724
Valuation allowance—(decrease) increase	—	—	(2,431)

Net gain (loss), net of taxes	—	9,492	6,155
Reclassification to the income statement due to hedge ineffectiveness	—	(2,215)	—

Net activity	—	7,277	6,155

Accumulated other comprehensive income (loss) ending balance	$—	$—	$(7,277)

Prior Period Tax Provision Correction

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

15. SUPPLEMENTAL CASH FLOW DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES

The following table provides non-cash disclosures during the periods indicated:

	Years Ended December 31,
	2012	2011	2010
	(amounts in thousands)
Barter revenues	$3,403	$3,847	$3,892

Barter expenses	$3,573	$3,955	$3,891

Non-cash tangible assets	$—	$—	$81

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

	Years Ended December 31,
Benefit Plan Disclosures	2012	2011	2010
	(amounts in thousands)
Deferred compensation
Beginning of period balance	$6,824	$6,622	$5,173
Employee compensation deferrals	805	790	828
Employee compensation payments	(210)	(534)	(87)
Increase (decrease) in plan fair value	958	(54)	708

End of period balance	$8,377	$6,824	$6,622

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

The following table presents for the periods indicated the Company’s contribution to the 401(k) Plan:

	Years Ended December 31,
	2012	2011	2010
	(amounts in thousands)
401(k) savings plan expense	$881	$477	$—

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

The fair value is the price that would be received upon the sale of an asset or to be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent to the inputs of the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy assigns the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

	December 31, 2012
	Value Measurements At Reporting Date Using
		Quoted Prices In Active Markets For Identical Assets Or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(amounts in thousands)
Assets
Cash equivalents (1)	$6,695	$6,695	$—	$—

Liabilities
Deferred Compensation (2)	$8,377	$8,377	$—	$—

Lease abandonment liability (3):
Short-term	$72	$—	$72	$—

Long-term	$609	$—	$609	$—

	December 31, 2011
	Value Measurements At Reporting Date Using
		Quoted Prices In Active Markets For Identical Assets Or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(amounts in thousands)
Assets
Cash equivalents (1)	$3,625	$3,625	$—	$—

Liabilities
Deferred Compensation (2)	$6,824	$6,824	$—	$—

Lease abandonment liability (3):
Short-term	$54	$—	$54	$—

Long-term	$681	$—	$681	$—

Interest Rate Cash Flow Hedges Designated
As Qualifying Instruments (4):
Short-term	$1,346	$—	$1,346	$—

(1)	Cash equivalents, which are included under current assets as cash and cash equivalents, are invested in institutional money market funds. This investment is considered a Level 1 measurement, using quoted prices in active markets for identical investments.
(2)	The Company’s deferred compensation liability, which is included in other long-term liabilities, is recorded at fair value on a recurring basis. The unfunded plan allows participants to hypothetically invest in various specified investment options. The deferred compensation plan liability is valued based on quoted market prices of the underlying investments. The Company classifies its non-qualified deferred compensation plan liability as Level 1.
(3)	The Company’s lease abandonment liability is recorded at fair value on a recurring basis. The Company uses Level 2 inputs for its valuation methodology, as the fair value of the underlying lease is based on expected future cash flows which are adjusted for a nonperformance risk by the Company. The Company reflects the short-term lease abandonment liability under current liabilities and long-term lease abandonment liability under other long-term liabilities.
(4)	For the Company’s interest rate hedges, the Company pays a fixed rate and receives a variable interest rate that is observable based upon a forward LIBOR interest rate curve and is therefore considered a Level 2 measurement. The Company factors an adjustment for a non-performance risk by either the Company and/or by the Company’s counterparty into the fair value of its interest rate hedges. The Company reflects the short-term derivative liability under current liabilities and long-term derivative liability under other long-term liabilities.

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

For The Year Ended December 31, 2012

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis along with the fair value measurement of the impairment loss recognized:

Non-Recurring Assets Subject To Fair Value Measurement

	December 31, 2012
	Based Upon The Valuation As Of June 30, 2012
	Fair Value Measurements Using
Description	Total	Quoted Prices In Active Markets For Identical Assets Or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	For The Period Ended December 31, 2012 Impairment Loss
	(amounts in thousands)
Radio broadcasting licenses	$100,512	$—	$—	$100,512	$22,307

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

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Credit Facility (1)	$352,500	$356,686	$385,000	$385,000

Senior Notes (2)	$217,349	$241,257	$217,103	$216,696

Finance method lease obligations (3)	$12,610		$12,610

Letter of credit (4)	$570		$570

The following methods and assumptions were used to estimate the fair value of financial instruments:

(1) Credit Facility: The Company’s determination of the fair value was based on quoted prices and is considered a Level 3 measurement.

(2) The Senior Notes: The Company utilizes a Level 2 valuation input based upon the market trading prices of the Senior Notes to compute the fair value as these Senior Notes are traded in the debt securities market.

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

18. ACQUISITIONS AND OTHER

The Company consummated acquisitions of radio stations under the purchase method of accounting, and the purchase price was allocated to the assets based upon their respective fair values as determined as of the purchase date. The purchase price for acquisitions consummated subsequent to 2008 excludes transaction costs.

Acquisition For The Year Ended December 31, 2012

San Francisco, California

On June 28, 2012, the Company acquired the assets of KBLX-FM, a radio station in the San Francisco, California, market for a purchase price of $25.0 million in cash, of which $7.0 million was paid from cash available from operating cash flow and $18.0 was borrowed under the Company’s Revolver. The Company commenced operations under a TBA effective May 1, 2012.

In connection with this acquisition, the Company recorded goodwill of $0.2 million, which is fully deductible for tax purposes, and indefinite-lived intangible assets in the form of broadcasting licenses of $24.8 million. The acquisition of this station was not material to the Company’s results of operations for any of the periods presented herein.

Including this acquisition, the Company owns four radio stations in the San Francisco market and one station in the San Jose market. Management believes that the addition of KBLX-FM to the Company’s cluster of existing stations in this market will allow the Company to compete more effectively by sharing certain synergies in sales, programming and administration.

Acquisition For The Year Ended December 31, 2011

San Jose, California

On February 28, 2011, the Company acquired the assets of KUFX-FM, a radio station in the San Jose, California, market for $9.0 million in cash, of which $1.4 million was paid as a deposit in December 2010. The source of the funds used to complete this transaction was as follows: (1) $7.6 million from funds borrowed under the Company’s Former Facility; and (2) $1.4 million related to the December 2010 deposit from funds available from operating cash flow. In December 2010, the Company entered into an asset purchase agreement and a TBA under which the Company commenced operations on January 19, 2011. In connection with this acquisition, the Company recorded goodwill of $0.7 million, which is fully deductible for tax purposes, and indefinite-lived intangible assets in the form of broadcasting licenses of $8.1 million. The acquisition of this station was not material to the Company’s results of operations for the year ended December 31, 2011.

Other

Acquired Unfavorable Lease Liability

In connection with the acquisition of KUFX-FM, the Company acquired an unfavorable lease for studio space in San Jose, California, with lease terms significantly above market. The unfavorable lease liability is recorded in other liabilities and has a remaining life of approximately 7.5 years as of the acquisition date. The unfavorable lease liability is amortized on a straight-line basis over the life of the lease.

Merger and Acquisition Costs

During the first quarter of 2011, the Company incurred legal and advisory expenses associated with its unsuccessful effort to acquire a large radio group operator.

In connection with the Company’s acquisition on February 28, 2011 of KUFX-FM, San Jose, California, the Company assumed a lease for surplus studio space. The Company recorded a lease abandonment expense during the first quarter of 2011.

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

Year Ended
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

Broadcast Licenses

The Company could face increased costs in the form of fines and a greater risk that the Company could lose any one or more of its broadcasting licenses if the Federal Communications Commission (the “FCC”) concludes that programming broadcast by a Company station was obscene, indecent or profane and such conduct warrants license revocation. The FCC’s authority to impose a fine for the broadcast of such material is $325,000 for a single incident, with a maximum fine of up to $3,000,000 for a continuing violation. In the past, the FCC has issued Notices of Apparent Liability and a Forfeiture Order with respect to several of the Company’s stations proposing fines for certain programming which the FCC deemed to have been indecent. These cases are the subject of pending administrative appeals. The FCC has also investigated other complaints from the public that some of the Company’s stations broadcast indecent programming. These investigations remain pending. The FCC initiated an investigation into an incident where a person died after participating in a contest at one of the Company’s stations and this investigation remains pending. The Company has determined that, at this time, the amount of potential fines and penalties, if any, is not fixed or determinable.

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

Music Licensing

During January 2012, American Society of Composers, Authors and Publishers (“ASCAP”) and the Radio Music Licensing Committee (“RMLC”), of which the Company is a participant, entered into a settlement agreement that was approved by the court and covers the period from January 1, 2010 through December 31, 2016. This settlement also includes a credit for fees previously paid. The credit, which is available over the term of the agreement, is recorded when realized as a reduction to the Company’s station operating expenses in the statement of operations.

During August 2012, Broadcast Music, Inc. (“BMI”) and the RMLC entered into a settlement agreement that was approved by the court and covers the period from January 1, 2010 through December 31, 2016. This settlement also includes a credit for fees previously paid. The Company recognized this benefit during the third quarter of 2012 as a reduction to its station operating expenses.

As background on these settlement agreements, the Company’s previous agreements with BMI and ASCAP each expired as of December 31, 2009. In January 2010, the RMLC filed motions in the New York courts against BMI and ASCAP on behalf of the radio industry, seeking interim fees and a determination of fair and reasonable industry-wide license fees. The courts approved reduced interim fees for ASCAP and BMI.

Commitments

Disposition Of Multiple Tower Sites

The Company sold certain tower sites in 2009. Due to the Company’s continuing involvement through a potential earn-out in the year 2013, the transaction was classified under the financing method.

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

The following table provides the Company’s rent expense for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
	(amounts in thousands)
Rent Expense	$12,748	$12,719	$12,072

The Company also has various commitments under the following types of contracts: (1) operating leases; (2) sports programming; (3) on-air talent; and (4) other contracts with aggregate minimum annual commitments as of December 31, 2012 as follows:

		Programming
	Operating	And Related
	Leases	Contracts	Total
	(amounts in thousands)
Years ending December 31,
2013	$12,717	$67,902	$80,619
2014	11,594	43,989	55,583
2015	10,365	28,129	38,494
2016	8,938	24,238	33,176
2017	7,643	2,228	9,871
Thereafter	21,125	1,210	22,335

	$72,382	$167,696	$240,078

Guarantor Arrangements

The Company recognizes, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The following is a summary of agreements that the Company has determined are within the scope of guarantor arrangements:

•

The Company enters into indemnification agreements in the ordinary course of business. Under these agreements, the Company typically indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes that the estimated fair value of these agreements is minimal. Accordingly, the Company has not recorded liabilities for these agreements as of December 31, 2012.

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

The following tables set forth the condensed financial data (other than the statements of shareholders’ equity as these statements are not condensed) of the Parent Company:

•	the balance sheets as of December 31, 2012 and 2011;

•	the statements of operations for the years ended December 31, 2012, 2011 and 2010;

•	the statements of comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010;

•	the statements of shareholders’ equity for the years ended December 31, 2012, 2011 and 2010; and

•	the statements of cash flows for the years ended December 31, 2012, 2011 and 2010.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED PARENT COMPANY BALANCE SHEETS

(amounts in thousands)

	2012	2011
ASSETS
Current Assets	$1,968	$2,580
Property And Equipment—Net	895	647
Deferred Charges And
Other Assets—Net	1,991	2,473
Investment In Subsidiaries/Intercompany	284,584	266,502

TOTAL ASSETS	$289,438	$272,202

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$9,697	$10,031
Long Term Liabilities	15,024	13,260

Total Liabilities	24,721	23,291

Shareholders’ Equity:
Class A, B and C Common Stock	384	382
Additional Paid-In Capital	601,847	597,327
Accumulated Deficit	(337,514)	(348,798)

Total shareholders’ equity	264,717	248,911

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$289,438	$272,202

See notes to condensed Parent Company financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED PARENT COMPANY INCOME STATEMENTS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2012	2011	2010
NET REVENUES	$659	$652	$626
OPERATING (INCOME) EXPENSE:
Depreciation and amortization expense	920	852	1,287
Corporate general and administrative expenses	25,717	26,464	21,811
Merger and acquisition costs	—	1,542	—
Net (gain) loss on sale or disposal of assets	—	(28)	(63)

Total operating expense	26,637	28,830	23,035

OPERATING INCOME (LOSS)	(25,978)	(28,178)	(22,409)

Net interest expense, including amortization of deferred financing expense	(46)	58	1
Other income	(118)	(32)	(49)
Income from equity investment in subsidiaries	(49,556)	(80,270)	(89,392)

TOTAL OTHER (INCOME) EXPENSE	(49,720)	(80,244)	(89,440)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	23,742	52,066	67,031

INCOME TAXES (BENEFIT)	12,474	(14,211)	20,595

NET INCOME (LOSS)	$11,268	$66,277	$46,436

See notes to condensed Parent Company financial statements.

ENTERCOM COMMUNICATIONS CORP.

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2012	2011	2010
NET INCOME (LOSS)	$11,268	$66,277	$46,436

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES (BENEFIT):
Net unrealized gain (loss) on derivatives, net of taxes (benefit)	—	7,277	6,155

COMPREHENSIVE INCOME (LOSS)	$11,268	$73,554	$52,591

See notes to condensed Parent Company financial statements.

ENTERCOM COMMUNICATIONS CORP.

PARENT COMPANY STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(amounts in thousands, except share data)

						Retained	Accumulated
	Common Stock				Additional	Earnings	Other
	Class A		Class B		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Balance, December 31, 2009	29,755,161	$297	7,457,532	$75	$588,622	$(461,610)	$(13,432)	$113,952
Net income (loss)	—	—	—	—	—	46,436	—	46,436
Conversion of Class B common stock to Class A common stock	90,000	1	(90,000)	(1)	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	549	—	—	549
Compensation expense related to granting of restricted stock units	941,213	10	—	—	4,969	—	—	4,979
Exercise of stock options	97,725	1	—	—	129	—	—	130
Purchase of vested employee restricted stock units	(183,531)	(2)	—	—	(1,626)	—	—	(1,628)
Forfeitures of dividend equivalents	—	—	—	—	—	94	—	94
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	6,155	6,155

Balance, December 31, 2010	30,700,568	307	7,367,532	74	592,643	(415,080)	(7,277)	170,667
Net income (loss)	—	—	—	—	—	66,277	—	66,277
Conversion of Class B common stock to Class A common stock	170,000	2	(170,000)	(2)	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	462	—	—	462
Compensation expense related to granting of restricted stock units	416,906	4	—	—	7,205	—	—	7,209
Exercise of stock options	53,625	—	—	—	71	—	—	71
Purchase of vested employee restricted stock units	(297,098)	(3)	—	—	(3,054)	—	—	(3,057)
Forfeitures of dividend equivalents	—	—	—	—	—	5	—	5
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	7,277	7,277

Balance, December 31, 2011	31,044,001	310	7,197,532	72	597,327	(348,798)	—	248,911

ENTERCOM COMMUNICATIONS CORP.

PARENT COMPANY STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(amounts in thousands, except share data)

						Retained	Accumulated
	Common Stock				Additional	Earnings	Other
	Class A		Class B		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Net income (loss)	—	—	—	—	—	11,268	—	11,268
Compensation expense related to granting of stock options	—	—	—	—	210	—	—	210
Compensation expense related to granting of restricted stock units	280,072	3	—	—	5,541	—	—	5,544
Exercise of stock options	101,350	1	—	—	134	—	—	135
Purchase of vested employee restricted stock units	(199,376)	(2)	—	—	(1,365)	—	—	(1,367)
Forfeitures of dividend equivalents	—	—	—	—	—	16	—	16

Balance, December 31, 2012	31,226,047	$312	7,197,532	$72	$601,847	$(337,514)	$—	$264,717

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2012	2011	2010
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(16,074)	$(16,974)	$661

INVESTING ACTIVITIES:
Additions to property and equipment	(500)	(349)	(36)
Deferred charges and other assets	(842)	(1,154)	(325)
Proceeds (distributions) from investments in subsidiaries	18,712	21,810	2,119

Net cash provided by (used in) investing activities	17,370	20,307	1,758

FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	135	71	130
Purchase of vested restricted stock units	(1,367)	(3,057)	(1,628)
Payment of dividend equivalents on vested restricted stock units	(43)	(512)	(874)

Net cash provided by (used in) financing activities	(1,275)	(3,498)	(2,372)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21	(165)	47
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	248	413	366

CASH AND CASH EQUIVALENTS, END OF YEAR	$269	$248	$413

See notes to condensed Parent Company financial statements.

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

Other—For further information, reference should be made to the notes to the consolidated financial statements of the Company.

Revision Of Prior Period Financial Statements—In connection with the preparation of the Company’s financial statements for the year ended December 31, 2012, the Company identified a prior period error in the income taxes reported for the year ended December 31, 2011. The Company assessed the materiality of this error and concluded that it was not material to any of its issued financial statements. The Company has revised the affected period presented herein to reflect the correct accounting. This non-cash item did not impact the Company’s operating income or operating cash flows for the current or prior period and had no impact on its cash taxes. For further discussion, refer to Note 1 in the accompanying notes to the financial statements.

Prior Period Correction Refer to Note 13, Income Taxes, for a discussion of a prior period correction for the year ended December 31, 2011 of $6.0 million that was made to record an income tax benefit to other comprehensive income (loss) and to increase income tax expense by the same amount.

20. SUBSEQUENT EVENTS

Events occurring after December 31, 2012, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included.

21. SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)

The following table presents unaudited operating results for each quarter within the two most recent years. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the following quarterly results when read in conjunction with the financial statements included elsewhere in this report. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year. The Company’s financial results are also not comparable from quarter to quarter due to: (1) the seasonality of revenues, with revenues usually the lowest in the first quarter of each year; (2) the reversal of the full valuation allowance in the second quarter of 2011 as described in Note 13, Income Taxes; (3) the impairment of broadcast licenses recorded in the second quarter of 2012; and (4) the Company’s acquisitions of radio stations as described in Note 18, Acquisitions And Other.

	Quarters Ended
	December 31	September 30	June 30 (2)	March 31
		(amounts in thousands, except per share data)
2012
Net revenues	$102,092	$102,295	$104,571	$79,966
Operating income	$30,951	$29,385	$5,368	$10,890
Net income (loss)	$7,347	$8,177	$(3,207)	$(1,049)
Basic net income (loss) per common share (1)	$0.20	$0.22	$(0.09)	$(0.03)

Weighted average basic common shares outstanding	36,935	36,735	36,686	36,483

Diluted net income (loss) per common share (1)	$0.19	$0.22	$(0.09)	$(0.03)

Weighted average diluted common and common equivalent shares outstanding	37,837	37,548	36,686	36,483

	Quarters Ended
	December 31	September 30	June 30 (3)	March 31
		(amounts in thousands, except per share data)
2011
Net revenues	$95,134	$100,429	$104,650	$82,514
Operating income	$25,920	$22,263	$24,015	$7,275
Net income	$10,524	$8,231	$46,501	$1,021
Basic net income per common share (1)	$0.29	$0.23	$1.28	$0.03

Weighted average basic common shares outstanding	36,380	36,367	36,353	36,053

Diluted net income per common share (1)	$0.28	$0.22	$1.23	$0.03

Weighted average diluted common and common equivalent shares outstanding	37,473	37,463	37,742	37,865

(1)	Basic and diluted net income per share is computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly per share amounts may not equal the annual per share amounts reported.
(2)	During the second quarter of 2012, the Company recognized an impairment loss of $22.3 million as a result of a write-down in the carrying value of the broadcasting licenses in its Boston market.

(3)	In connection with the preparation of the Company’s financial statements for the year ended December 31, 2012, the Company identified a prior period error in the income taxes reported for the second quarter and year ended December 31, 2011. There was no impact to the first quarter of 2011 and inconsequential impact to the third and fourth quarters of 2011. The Company assessed the materiality of this error and concluded that it was not material to any of its previously issued financial statements. The Company has revised the affected period presented herein to reflect the correct accounting. The revision also decreased the net deferred tax assets included in the 2011 second and third quarter balance sheets by $2.2 million. This non-cash item did not impact the Company’s operating income or operating cash flows for the current or prior period and had no impact on the Company’s cash taxes. For further discussion, refer to Note 1.

	Quarter Ended June 30, 2011
	As Previously Reported	Adjustment	As Revised
	(amounts in thousands, except per share data)
Income taxes (benefit)	$(29,968)	$2,233	$(27,735)

Net income (loss)	$48,734	$(2,233)	$46,501

Net income per share:
Basic	$1.34	$(0.06)	$1.28

Diluted	$1.29	$(0.06)	$1.23

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bala Cynwyd, Pennsylvania, on February 27, 2013.

ENTERCOM COMMUNICATIONS CORP.

By:	/s/ DAVID J. FIELD
David J. Field, President, Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

Principal Executive Officer:

/s/ DAVID J. FIELD	President, Chief Executive Officer	February 27, 2013
David J. Field	and a Director

Principal Financial Officer:

/s/ STEPHEN F. FISHER	Executive Vice President and	February 27, 2013
Stephen F. Fisher	Chief Financial Officer

Principal Accounting Officer:

/s/ EUGENE D. LEVIN	Vice President, Treasurer and Controller	February 27, 2013
Eugene D. Levin

Directors:

/s/ JOSEPH M. FIELD	Chairman of the Board	February 27, 2013
Joseph M. Field

/s/ DAVID J. BERKMAN	Director	February 27, 2013
David J. Berkman

/s/ JOHN C. DONLEVIE	Executive Vice President, Secretary,	February 27, 2013
John C. Donlevie	and a Director

/s/ DANIEL E. GOLD	Director	February 27, 2013
Daniel E. Gold

/s/ ROBERT S. WIESENTHAL	Director	February 27, 2013
Robert S. Wiesenthal

/s/ MICHAEL J WOLF	Director	February 27, 2013
Michael J. Wolf

INDEX TO EXHIBITS

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)

4.01	Credit Agreement, dated as of November 23, 2011, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (3) (Originally filed as Exhibit 4.1)

4.02

First Amendment To Credit Agreement, dated as of November 27, 2012, among Entercom Radio, LLC, as the

Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and

the lenders party thereto. (4)

4.03	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. (3) (Originally filed as Exhibit 4.2)

4.04	Form of Note. (3) (Originally filed as Exhibit 4.3)

4.05	Registration Rights Agreement, dated November 23, 2011. (3) (Originally filed as Exhibit 4.4)

10.01	Amended and Restated Employment Agreement, dated December 23, 2010, between Entercom Communications Corp. and David J. Field. (5) (Originally filed as Exhibit 10.01)

10.02	Employment Agreement, dated July 1, 2007, between Entercom Communications Corp. and Joseph M. Field. (6)

10.03	First Amendment To Employment Agreement, dated December 15, 2008, between Entercom Communications Corp. and Joseph M. Field. (7)

10.04	Employment Agreement, dated December 23, 2010, between Entercom Communications Corp. and Stephen F. Fisher. (5) (Originally filed as Exhibit 10.04)

10.05	Employment Agreement, dated November 1, 2012, between Entercom Communications Corp. and John C. Donlevie. (4)

10.06	Entercom Non-Employee Director Compensation Policy, adopted May 18, 2010. (8)

10.07	Amended and Restated Entercom Equity Compensation Plan. (9)

10.08	Entercom Annual Incentive Plan. (10)

21.01	Information Regarding Subsidiaries of Entercom Communications Corp. (4)

23.01	Consent of PricewaterhouseCoopers LLP. (4)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (11)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (11)

(1)	Incorporated by reference to Exhibit 3.01 to our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.01 to our Current Report on Form 8-K filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on November 25, 2011.
(4)	Filed herewith.
(5)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2010, as filed on February 9, 2011.
(6)	Incorporated by reference to Exhibit 10.02 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2007, as filed on November 21, 2007.

(7)	Incorporated by reference to Exhibit 10.04 to our Annual Report on Form 10-K for the year ended December 31, 2008, as filed on February 26, 2009.
(8)	Incorporated by reference to Exhibit 10.04 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 2, 2010.
(9)	Incorporated by reference to Exhibit A to our Proxy Statement on Schedule 14A filed on March 18, 2011.
(10)	Incorporated by reference to Exhibit 10.02 to our Current Report on Form 8-K filed on May 19, 2008.
(11)	These exhibits are submitted as “accompanying” this Annual Report on Form 10-K and shall not be deemed to be “filed” as part of such Annual Report on Form 10-K.