Form 10-Q
period 2013-03-31
ENTERCOM COMMUNICATIONS CORP
filed 2013-05-09
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Class A common stock, $0.01 par value – 31,520,147 Shares Outstanding as of April 30, 2013

(Class A Shares Outstanding include 1,524,773 unvested and vested but deferred restricted stock units)

Class B common stock, $0.01 par value – 7,197,532 Shares Outstanding as of April 30, 2013.

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

Key risks to our company are described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2013 and as may be supplemented by the risks described under Part II, Item 1A, of our quarterly reports on Form 10-Q and in our Current Reports on Form 8-K.

ii

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	MARCH 31,	DECEMBER 31,
	2013	2012
ASSETS:
Cash and cash equivalents	$6,494	$8,923
Accounts receivable, net of allowance for doubtful accounts	59,899	70,955
Prepaid expenses, deposits and other	6,201	3,649
Prepaid and refundable federal and state income taxes	46	47
Deferred tax assets	2,445	2,445

Total current assets	75,085	86,019
Net property and equipment	50,555	51,677
Radio broadcasting licenses	718,656	718,656
Goodwill	39,103	39,103
Deferred charges and other assets, net of accumulated amortization	18,620	20,126

TOTAL ASSETS	$902,019	$915,581

LIABILITIES:
Accounts payable	$699	$400
Accrued expenses	13,699	14,205
Other current liabilities	18,237	12,253
Financing method lease obligations, current portion	12,610	12,610
Long-term debt, current portion	27,981	9,808

Total current liabilities	73,226	49,276

Long-term debt, net of current portion	521,240	560,133
Deferred tax liabilities	26,778	26,226
Other long-term liabilities	15,647	15,229

Total long-term liabilities	563,665	601,588

Total liabilities	636,891	650,864

CONTINGENCIES AND COMMITMENTS
SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	387	384
Additional paid-in capital	602,506	601,847
Accumulated deficit	(337,765)	(337,514)

Total shareholders’ equity	265,128	264,717

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$902,019	$915,581

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2013	2012
NET REVENUES	$78,360	$79,966

OPERATING EXPENSE:
Station operating expenses, including non-cash compensation expense	58,015	59,673
Depreciation and amortization expense	2,324	2,759
Corporate general and administrative expenses, including non-cash compensation expense	6,227	6,628
Net (gain) loss on sale or disposal of assets	22	16

Total operating expense	66,588	69,076

OPERATING INCOME (LOSS)	11,772	10,890

OTHER (INCOME) EXPENSE:
Net interest expense	11,474	14,073
Net (gain) loss on derivative instruments	—	(788)
Other income	(31)	(13)

TOTAL OTHER EXPENSE	11,443	13,272

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	329	(2,382)
INCOME TAXES (BENEFIT)	580	(1,333)

NET INCOME (LOSS)	$(251)	$(1,049)

NET LOSS PER SHARE—BASIC AND DILUTED	$(0.01)	$(0.03)

WEIGHTED AVERAGE SHARES:
Basic and Diluted	37,138,186	36,482,887

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2013 AND YEAR ENDED DECEMBER 31, 2012

(amounts in thousands, except share data)

(unaudited)

						Retained
	Common Stock				Additional	Earnings
	Class A		Class B		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, December 31, 2011	31,044,001	$310	7,197,532	$72	$597,327	$(348,798)	$248,911
Net income (loss)	—	—	—	—	—	11,268	11,268
Compensation expense related to granting of stock options	—	—	—	—	210	—	210
Compensation expense related to granting of restricted stock units	280,072	3	—	—	5,541	—	5,544
Exercise of stock options	101,350	1	—	—	134	—	135
Purchase of vested employee restricted stock units	(199,376)	(2)	—	—	(1,365)	—	(1,367)
Forfeitures of dividend equivalents	—	—	—	—	—	16	16

Balance, December 31, 2012	31,226,047	312	7,197,532	72	601,847	(337,514)	264,717
Net income (loss)	—	—	—	—	—	(251)	(251)
Compensation expense related to granting of stock options	—	—	—	—	30	—	30
Compensation expense related to granting of restricted stock units	286,628	3	—	—	1,109	—	1,112
Exercise of stock options	85,250	1	—	—	129	—	130
Purchase of vested employee restricted stock units	(78,816)	(1)	—	—	(609)	—	(610)

Balance, March 31, 2013	31,519,109	$315	7,197,532	$72	$602,506	$(337,765)	$265,128

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$(251)	$(1,049)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,324	2,759
Amortization of deferred financing costs (including original issue discount)	1,109	1,177
Net deferred taxes (benefit) and other	580	(1,333)
Provision for bad debts	333	56
Net (gain) loss on sale or disposal of assets	22	16
Non-cash stock-based compensation expense	1,142	1,397
Net (gain) loss on derivatives	—	(788)
Deferred rent	86	449
Unearned revenue—long-term	(28)	—
Deferred compensation	561	860
Accretion expense, net of asset retirement obligation payments	6	(103)
Other income	(31)	(13)
Changes in assets and liabilities:
Accounts receivable	10,726	12,028
Prepaid expenses and deposits	(2,555)	(1,126)
Prepaid and refundable income taxes	—	(15)
Accounts payable and accrued liabilities	(44)	(1,383)
Accrued interest expense	5,662	5,822
Accrued liabilities—long-term	(73)	(388)
Prepaid expenses—long-term	200	200

Net cash provided by (used in) operating activities	19,769	18,566

INVESTING ACTIVITIES:
Additions to property and equipment	(963)	(881)
Proceeds from sale of property, equipment, intangibles and other assets	—	5
Deferred charges and other assets	—	(2)
Proceeds from investments and capital projects	31	212

Net cash provided by (used in) investing activities	(932)	(666)

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2013	2012
FINANCING ACTIVITIES:
Deferred financing expenses related to the senior unsecured notes	—	(167)
Borrowings under the revolving senior debt	7,000	—
Payments of long-term debt	(27,786)	(10,007)
Proceeds from the exercise of stock options	130	54
Purchase of vested employee restricted stock units	(610)	(301)
Payment of dividend equivalents on vested restricted stock units	—	(43)

Net cash provided by (used in) financing activities	(21,266)	(10,464)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,429)	7,436
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,923	3,625

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,494	$11,061

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,632	$7,026

Income taxes	$1	$99

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

This Form 10-Q should be read in conjunction with the financial statements and related notes included in the Company’s audited financial statements as of and for the year ended December 31, 2012 and filed with the SEC on February 27, 2013, as part of the Company’s Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

There have been no material changes from the Significant Accounting Policies described in our Form 10-K, for the year ended December 31, 2012 that was filed with the SEC on February 27, 2013.

Recent Accounting Pronouncements

The Company does not believe that any recently issued pronouncements, including those listed below, would have a material effect on the Company’s results of operations, cash flows or financial condition.

Amounts Reclassified Out Of Accumulated Other Comprehensive Income

In February 2013, the accounting guidance was modified to clarify how to report the effect of a significant reclassification out of accumulated other comprehensive income. This guidance, which was effective for the Company as of January 1, 2013, did not have any impact on the presentation of the Company’s consolidated financial statements.

Balance Sheet Disclosures About Offsetting Assets And Liabilities

In December 2011, the accounting guidance was revised to modify disclosures regarding financial and derivative instruments. Entities are required to provide both net and gross information for these assets and liabilities in order to provide for comparability with international accounting standards. This guidance, which was effective for the Company as of January 1, 2013, did not have any impact on the presentation of the Company’s consolidated financial statements.

2. INTANGIBLE ASSETS AND GOODWILL

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

There was no change in the carrying value of broadcasting licenses or goodwill since the year ended December 31, 2012.

(A) Broadcasting Licenses Impairment Test

The Company performs its annual broadcasting license impairment test during the second quarter of each year by evaluating its broadcasting licenses for impairment at the market level using the direct method.

There were no events or circumstances since the Company’s prior year’s second quarter annual broadcasting licenses test that required the Company to re-test the carrying value of its broadcasting licenses.

(B) Goodwill Impairment Test

The Company performs its annual goodwill impairment test during the second quarter of each year by evaluating its goodwill for each reporting unit.

There were no events or circumstances since the Company’s prior year’s second quarter annual goodwill test that required the Company to re-test the carrying value of its goodwill.

Interim Testing

If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s intangibles below the amount reflected in the balance sheet, the Company may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.

3. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	March 31,	December 31,
	2013	2012
	(amounts in thousands)
Accrued compensation	$4,671	$4,820
Accounts receivable credits	2,045	1,894
Advertiser obligations	1,086	1,083
Accrued interest payable	9,094	3,432
Other	1,341	1,024

	$18,237	$12,253

4. LONG-TERM DEBT

(A) Senior Debt

The Credit Facility

As of March 31, 2013, the amount outstanding under the Term B Loan was $331.7 million and there was no amount outstanding under the Revolver. The maximum available amount of the Revolver, which includes the impact of an outstanding letter of credit, was $49.6 million as of March 31, 2013. The amount of the Revolver actually available to the Company is a function of covenant compliance at the time of borrowing.

On November 23, 2011, the Company entered into a credit agreement with a syndicate of lenders for a $425 million senior secured credit facility (the “Credit Facility”), that is comprised of: (a) a $50 million revolving credit facility (the “Revolver”) that matures on November 23, 2016; and (b) a $375 million term loan (the “Term B Loan”) that matures on November 23, 2018.

The Term B Loan requires mandatory prepayments equal to 50% of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs to 0%, depending on the Consolidated Leverage Ratio. The Excess Cash Flow payment is due in the first quarter of each year and the amount of the payment is based on the Excess Cash Flow and Leverage Ratio for the prior year. The Company estimates that the Excess Cash Flow payment will be approximately $28 million, which is net of prepayments made through March 31, 2013, and is due in the first quarter of 2014. This amount was classified under the current portion of long-term debt. The amount of the Excess Cash Flow prepayment required is subject to change based on actual results, which could differ materially from the Company’s financial projections as of March 31, 2013. The Company expects to fund the payment using cash from operating activities.

As of March 31, 2013, the Company is in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenants is highly dependent on its results of operations. Management believes that over the next 12 months the Company can continue to maintain compliance. The Company’s operating cash flow is positive, and management believes that it is adequate to fund the Company’s operating needs. Management believes that cash on hand and cash from operating activities, together with available borrowings under the Revolver, will be sufficient to permit the Company to meet its liquidity requirements over the next 12 months, including its debt repayments. As a result, the Company has not been required to rely upon, and the Company does not anticipate being required to rely upon, the Revolver to fund its operations.

Failure to comply with the Company’s financial covenants or other terms of its Credit Facility and any subsequent failure to negotiate and obtain any required relief from its lenders could result in a default under the Company’s Credit Facility. Any event of default could have a material adverse effect on our business and financial condition. In addition, a default under either the Company’s Credit Facility or the indenture governing the Company’s 10.5% senior unsecured notes (the “Senior Notes”) could cause a cross default in the other and result in the acceleration of the maturity of all outstanding debt. Under these circumstances, the acceleration of the Company’s debt could have a material adverse effect on its business. The Company may seek from time to time to amend its Credit Facility or obtain other funding or additional funding, which may result in higher interest rates on its debt.

As of March 31, 2013, the Company’s Consolidated Leverage Ratio was 4.7 times versus a covenant limit of 6.75 times and the Consolidated Interest Coverage Ratio was 2.6 times versus a covenant minimum of 1.6 times. These covenants become more restrictive over time.

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

(C) Net Interest Expense

The components of net interest expense are as follows:

	Net Interest Expense
	Three Months Ended
	March 31,
	2013	2012
	(amounts in thousands)
Interest expense	$10,366	$12,052
Amortization of deferred financing costs	1,043	1,118
Amortization of original issue discount of senior notes	66	59
Interest expense on interest rate hedging agreements	—	847
Interest income and other investment income	(1)	(3)

Total net interest expense	$11,474	$14,073

5. DERIVATIVES AND HEDGING ACTIVITIES

The Company from time to time enters into derivative financial instruments, including interest rate exchange agreements (“Swaps”) and interest rate collar agreements (“Collars”), to manage its exposure to fluctuations in interest rates.

As of March 31, 2013, there were no derivative interest rate transactions outstanding.

Non-Hedge Accounting Treatment

For the interest rate transaction which expired on May 28, 2012, the Company recognized non-hedge accounting treatment for the period from November 23, 2011 through May 28, 2012.

Expired Derivatives Three Month Ended March 31, 2012
Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed LIBOR Rate	Expiration Date
	(amounts (in millions)
Swap	$100.0	May 28, 2008	n/a	3.62%	May 28, 2012

The following is a summary of the gains (losses) related to the Company’s cash flow hedges for the periods indicated:

Three Months Ended
March 31,
2012
Description	(amounts in thousands)
Type Of Derivative Designated As A Cash Flow Hedge	Interest Rate
Amount Of Gain (Loss) Recognized In Other Comprehensive Income (Loss) (“OCI”)	$—
Location Of Gain (Loss) Reclassified From Accumulated OCI To Statement Of Operations	Interest Expense
Amount Of Gain (Loss) Reclassified From Accumulated OCI To Statement Of Operations	$—
Location Of Gain (Loss) In Statement Of Operations	Interest Expense
Amount Of Gain (Loss) In Statement Of Operations Due To Ineffectiveness	$788

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

RSU Activity

The following is a summary of the changes in RSUs under the Plan during the current period:

		Number		Weighted	Aggregate
		Of	Weighted	Average	Intrinsic
		Restricted	Average	Remaining	Value As Of
		Stock	Purchase	Contractual	March 31,
	Period Ended	Units	Price	Term (Years)	2013
RSUs outstanding as of:	December 31, 2012	1,481,268
RSUs awarded		298,377
RSUs released		(240,859)
RSUs forfeited		(11,749)

RSUs outstanding as of:	March 31, 2013	1,527,037	$—	1.4	$11,819,266

RSUs vested and expected to vest as of:	March 31, 2013	1,401,995	$—	1.3	$10,178,092

RSUs exercisable (vested and deferred) as of:	March 31, 2013	86,996	$—	—	$673,349

Weighted average remaining recognition period in years		2.2

Unamortized compensation expense, net of estimated forfeitures		$6,760,093

Options

Option Activity

The following table provides summary information related to the exercise of stock options:

	Three Months Ended March 31,
	2013	2012
Other Option Disclosures	(amounts in thousands)
Intrinsic value of options exercised	$537	$84

Tax benefit from options exercised (1)	$204	$32

Cash received from exercise price of options exercised	$130	$54

(1)	Amount excludes impact from suspended income tax benefits and/or valuation allowances.

The following table presents the option activity during the current period under the Plan:

				Weighted	Intrinsic
			Weighted	Average	Value
			Average	Remaining	As Of
		Number Of	Exercise	Contractual	March 31,
	Period Ended	Options	Price	Term (Years)	2013
Options outstanding as of:	December 31, 2012	742,550	$2.39
Options granted		—
Options exercised		(85,250)	1.52
Options forfeited		(3,625)	1.34
Options expired		(3,125)	9.57

Options outstanding as of:	March 31, 2013	650,550	$2.47	5.8	$3,846,225

Options vested and expected to vest as of:	March 31, 2013	650,364	$2.47	5.8	$3,845,860

Options vested and exercisable as of:	March 31, 2013	645,550	$2.45	5.8	$3,835,129

Weighted average remaining recognition period in years		0.5

Unamortized compensation expense, net of estimated forfeitures		$71,570

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
		Number Of	Weighted		Number Of
		Options	Average	Weighted	Options	Weighted
		Outstanding	Remaining	Average	Exercisable	Average
		March 31,	Contractual	Exercise	March 31,	Exercise
Exercise Prices		2013	Life	Price	2013	Price
$1.34	$1.34	594,675	5.9	$1.34	594,675	$1.34
$2.02	$10.90	19,000	6.4	$5.95	14,000	$6.10
$11.31	$11.69	18,875	4.5	$11.53	18,875	$11.53
$11.78	$48.21	18,000	2.9	$26.75	18,000	$26.75

$1.34	$48.21	650,550	5.8	$2.47	645,550	$2.45

Recognized Non-Cash Compensation Expense

Non-cash compensation expense consisted primarily of RSU awards. The following summarizes recognized non-cash compensation expense included in the Company’s line item expense for awards:

	Three Months Ended
	March 31,
	2013	2012
	(amounts in thousands)
Station operating expenses	$155	$106
Corporate general and administrative expenses	987	1,291

Non-cash compensation expense included in operating expenses	1,142	1,397
Income tax expense	316	389

Net non-cash compensation expense	$826	$1,008

7. NET INCOME (LOSS) PER COMMON SHARE

For the periods indicated, the following presents the computations of basic and diluted net income (loss) per share:

	Three Months Ended
	March 31, 2013			March 31, 2012
	(amounts in thousands, except share and per share data)
	Net Loss	Shares	Net Loss Per Share	Net Loss	Shares	Net Loss Per Share
Basic net loss per common share:	$(251)	37,138,186	$(0.01)	$(1,049)	36,482,887	$(0.03)

Impact of equity awards		—			—

Diluted net loss per common share:	$(251)	37,138,186	$(0.01)	$(1,049)	36,482,887	$(0.03)

Incremental Shares Disclosed As Anti-Dilutive

For the periods indicated, the following table provides the incremental shares excluded as they were anti-dilutive under the treasury stock method:

	Three Months Ended
	March 31,
	2013	2012
Impact Of Equity Awards	(amounts in thousands, except per share data)
Dilutive or anti-dilutive for all potentially dilutive equivalent shares	anti-dilutive	anti-dilutive

Excluded shares as anti-dilutive when reporting a net loss	904	1,126

Excluded shares as anti-dilutive under the treasury stock method:
Options	39	46

Price range of options: from	$6.99	$6.16

Price range of options: to	$48.21	$48.21

RSUs with service conditions	269	960
RSUs with service and market conditions as market conditions not met	200	200

Total RSUs	469	1,160

8. INCOME TAXES

Tax Rate For The Three Months Ended March 31, 2013

The effective income tax rate was 176% for the three months ended March 31, 2013, which includes the impact of discrete items arising during the period, an adjustment for expenses that are not deductible for tax purposes and an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. The impact of these items to the income tax rate is typically substantially greater in the first quarter of the year as income before taxes is the lowest as compared to subsequent quarters.

Tax Rate For The Three Months Ended March 31, 2012

The effective income tax rate was 56% for the three months ended March 31, 2012, which includes an adjustment for expenses that are not deductible for tax purposes, and the recognition of an additional tax benefit related to discrete items arising during the period.

Deferred Tax Assets And Liabilities

As of March 31, 2013 and December 31, 2012, net deferred tax liabilities were $24.3 million and $23.8 million, respectively. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

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

	March 31, 2013
	Value Measurements At Reporting Date Using
		Quoted Prices In Active Markets For Identical Assets Or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description	(amounts in thousands)
Assets
Cash equivalents (1)	$5,288	$5,288	$—	$—

Liabilities
Deferred Compensation (2)	$8,938	$8,938	$—	$—

Lease abandonment liability (3):
Short-term	$76	$—	$76	$—

Long-term	$588	$—	$588	$—

	December 31, 2012
	Value Measurements At Reporting Date Using
		Quoted Prices In Active Markets For Identical Assets Or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description	(amounts in thousands)
Assets
Cash equivalents (1)	$6,695	$6,695	$—	$—

Liabilities
Deferred Compensation (2)	$8,377	$8,377	$—	$—

Lease abandonment liability (3):
Short-term	$72	$—	$72	$—

Long-term	$609	$—	$609	$—

(1)	Cash equivalents, which are included under current assets as cash and cash equivalents, are invested in institutional money market funds. This investment is considered a Level 1 measurement, using quoted prices in active markets for identical investments.
(2)	The Company’s deferred compensation liability, which is included in other long-term liabilities, is recorded at fair value on a recurring basis. The unfunded plan allows participants to hypothetically invest in various specified investment options. The deferred compensation plan liability is valued based on quoted market prices of the underlying investments. The Company classifies its non-qualified deferred compensation plan liability as Level 1.
(3)	The Company’s lease abandonment liability is recorded at fair value on a recurring basis. The Company uses Level 3 inputs for its valuation methodology, as the fair value of the underlying lease is based on expected future cash flows which are adjusted for a nonperformance risk by the Company. The Company reflects the short-term lease abandonment liability under current liabilities and long-term lease abandonment liability under other long-term liabilities.

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

During the three months ended March 31, 2013 and 2012, there were no non-recurring fair value measurements.

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

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(amounts in thousands)
Credit Facility (1)	$331,722	$336,698	$352,500	$356,686

Senior Notes (2)	$217,415	$249,484	$217,349	$241,257

Finance method lease obligations (3)	$12,610		$12,610

Letter of credit (4)	$370		$570

The following methods and assumptions were used to estimate the fair value of financial instruments:

(1) The Company’s determination of the fair value of the Credit Facility was based on quoted prices for similar instruments and is considered a Level 3 measurement.

(2) The Company utilizes a Level 2 valuation input based upon the market trading prices of the Senior Notes to compute the fair value as these Senior Notes are traded in the debt securities market.

(3) The Company does not believe it is practicable to estimate the fair value of the finance method lease obligation as it is highly unlikely that the Company will be required to repay the amount outstanding.

(4) The Company does not believe it is practicable to estimate the fair value of the outstanding standby letter of credit and does not expect any material loss since the performance of the letter of credit is not likely to be required.

10. CONTINGENCIES, GUARANTOR ARRANGEMENTS AND COMMITMENTS

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial position, results of operations or cash flows. There were no material changes from the contingencies listed in the Company’s Form 10-K, filed with the SEC on February 27, 2013.

11. SUBSEQUENT EVENTS

Events occurring after March 31, 2013, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included.

ITEM 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2013. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Our results of operations during the relevant periods represent the operations of the radio stations owned or operated by us.

We evaluate net revenues, station operating expenses and operating income by comparing the performance of stations owned or operated by us throughout a relevant period to the performance of those same stations in the prior period whether or not owned or operated by us. Same station comparisons are used by us and those in the industry to assess the effect of acquisitions and dispositions on our operations throughout the periods measured. For those acquisitions and dispositions that management considers as material, we include these stations in our same station computations. The acquisition noted below was not considered material.

On May 1, 2012, we commenced operations under a time brokerage agreement (“TBA”) of KBLX-FM, a station licensed to San Francisco, California. On June 28, 2012, we acquired KBLX-FM for $25.0 million in cash.

Results Of Operations For The Year-To-Date

The following significant factors affected our results of operations for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

During November 2012, we modified our $425 million senior secured credit agreement (the “Credit Facility”) that primarily reduced our interest rates.

In June 2012, we acquired KBLX-FM, a station in San Francisco, California, which complemented our existing San Francisco station cluster. We commenced operations of KBLX-FM under a TBA on May 1, 2012 that increased our revenues and station operating expenses.

Three Months Ended March 31, 2013 As Compared To The Three Months Ended March 31, 2012

	THREE MONTHS ENDED
	MARCH 31,
	2013	2012	% Change
	(dollars in millions)
NET REVENUES	$78.4	$80.0	(2%)
OPERATING EXPENSE:
Station operating expenses	58.0	59.7	(3%)
Depreciation and amortization expense	2.4	2.8	(14%)
Corporate general and administrative expenses	6.2	6.6	(6%)

Total operating expense	66.6	69.1	(4%)

OPERATING INCOME (LOSS)	11.8	10.9	8%

OTHER (INCOME) EXPENSE:
Net interest expense	11.5	14.1	(18%)
Other income and expense	—	(0.8)

TOTAL OTHER EXPENSE	11.5	13.3	(14%)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	0.3	(2.4)	NM

INCOME TAXES (BENEFIT)	0.6	(1.4)	NM

NET INCOME (LOSS)	$(0.3)	$(1.0)	70%

Net Revenues

Net revenues for the three months ended March 31, 2013 were down versus the prior year due to sluggish demand for advertising since the beginning of the year. Advertising demand continues to fluctuate and reflects the uneven performance of the general economy.

Net revenues increased the most for our stations in the Indianapolis and Kansas City markets, offset by revenue decreases for our stations located in the Greensboro and Greenville markets. Net revenues were favorably impacted by: (1) our acquisition of KBLX-FM which we began operating on May 1, 2012 under a TBA; and (2) our joint sales agreement that was effective July 1, 2012 with two Gainesville stations not owned by us.

Due to the continued uncertainties surrounding the economy, it is difficult for management to provide any guidance on future revenue trends.

Station Operating Expenses

Station operating expenses decreased primarily due to cost reduction initiatives that commenced at various times during the prior year. In addition, certain sales costs, which vary with revenue, decreased due to the decrease in net revenues for the current quarter.

Depreciation And Amortization Expense

Depreciation and amortization expense decreased in 2013 primarily due to a trend of lower capital expenditures over the past several years.

Corporate General And Administrative Expenses

Corporate general and administrative expenses decreased primarily due to a decline in non-cash compensation expense of $0.3 million, which reflects a decrease in the number and fair value of grants over the past several years.

Operating Income

Operating income increased primarily due to a decrease in station operating expenses of $1.7 million, a decrease in depreciation and amortization expense of $0.4 million and a decrease in corporate general and administrative expense of $0.4 million.

The increase in operating income was offset by a reduction in net revenues of $1.6 million.

Interest Expense

The decrease in interest expense was primarily due to: (1) lower interest rates as a result of the November 2012 modification to our Credit Facility; and (2) lower outstanding debt upon which interest is computed.

Income (Loss) Before Income Taxes (Benefit)

The increase was primarily attributable to the decrease in interest expense and an increase in operating income.

Income Taxes (Benefit)

For the current period, the income tax rate was 176%, primarily due to discrete items of income tax expense and an adjustment for expenses that are not deductible for tax purposes. The impact of these items to the income tax rate is typically substantially greater in the first quarter of the year as income before taxes is the lowest as compared to subsequent quarters. We estimate that our 2013 annual tax rate before discrete items, which may fluctuate from quarter to quarter, will be in the low 40% range.

For the prior period, the income tax rate was 56%, which includes an adjustment for expenses that are not deductible for tax purposes, and the recognition of an additional tax benefit related to discrete items arising during the period.

As of March 31, 2013 and December 31, 2012, our net deferred tax liabilities were $24.3 million and $23.8 million, respectively. The deferred tax liabilities primarily relate to differences between the book and tax bases of our broadcasting licenses and goodwill.

Net Income (Loss)

The decrease in net loss was primarily attributable to the reasons described above under Income (Loss) Before Income Taxes (Benefit).

Future Impairments

We may find it necessary to take impairment charges in future periods based on conditions at that time. Any such impairment could be material.

Liquidity And Capital Resources

Liquidity

As of March 31, 2013, we had $331.7 million outstanding under our Credit Facility and $220 million in principal for our Senior Notes. In addition, we have outstanding financing method lease obligations of $12.6 million and a $0.4 million letter of credit. As of March 31, 2013, we had $6.5 million in cash and cash equivalents.

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

The undrawn amount of the Revolver was $49.6 million as of March 31, 2013. The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of March 31, 2013, we would not be limited in these borrowings.

The Term B Loan requires annual mandatory prepayments of a portion of our Excess Cash Flow. We estimate that the Excess Cash Flow payment due in the first quarter of 2014, which is net of prepayments made through March 31, 2013, will be approximately $28 million. The amount is included under the current portion of long-term debt and is subject to change based on actual results, which could differ materially.

As of March 31, 2013, we are in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations. A default under our Credit Facility or the indenture governing our Senior Notes could cause a cross default in the other. Any event of default could have a material adverse effect on our business and financial condition.

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

Credit Facility’s Financial Covenants

As of March 31, 2013, our Consolidated Leverage Ratio was 4.7 times versus a covenant maximum of 6.75 times and our Consolidated Interest Coverage Ratio was 2.6 times versus a covenant minimum of 1.6 times. These covenants become more restrictive over time.

The following tables present the computations as defined under our Credit Facility:

Consolidated Leverage Ratio Computations:
(amounts in thousands, except ratios)
Numerator: Consolidated Funded Indebtedness
Senior debt outstanding	$331,806
Senior Notes at maturity	220,000
Letter of credit outstanding	370

Total debt outstanding	552,176
Less cash outstanding, not to exceed $40 million	(6,494)

Consolidated Funded Indebtedness	$545,682

Denominator: Consolidated Operating Cash Flow
Net income	$12,066
Income taxes	14,387
Depreciation and amortization	10,404
Impairment loss	22,307
Interest expense	50,854
Non-cash compensation expense	5,499
Deferred non-cash charges	892
Loss on debt extinguishment	747
Pro forma adjustment to reflect the one-month period prior to the commencement of KBLX-FM operations on May 1, 2012	558
Pro forma for tower disposition as of beginning of period	(753)

Consolidated Operating Cash Flow	$116,961

Consolidated Leverage Ratio	4.67

Consolidated Interest Coverage Ratio Computations:
(amounts in thousands, except ratios)
Numerator: Consolidated Operating Cash Flow	$116,961

Denominator: Consolidated Interest Charges
Interest expense	$50,854
Less: Interest income and certain deferred financing expense	(4,590)
Less: Interest expense associated with the tower transaction	(753)
Add: Interest expense associated with the KBLX-FM acquisition as of the beginning of the period	175

Consolidated Interest Charges	$45,686

Consolidated Interest Coverage Ratio	2.56

The Senior Notes

Simultaneously with entering into the Credit Facility on November 23, 2011, we issued the Senior Notes which mature on December 1, 2019 in the amount of $220 million. Interest on the Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year.

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

Operating Activities

Net cash flows provided by operating activities were $19.8 million and $18.6 million for the three months ended March 31, 2013 and 2012, respectively. The cash flows from operating activities increased primarily due to the decrease in interest expense as a result of the modification to the Term B Loan during the fourth quarter of 2012.

Investing Activities

Net cash flows used in investing activities were $0.9 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively.

For the three months ended March 31, 2013 and 2012, the cash used in investing activities primarily reflects the additions to property and equipment of $1.0 million and $0.9 million, respectively.

Financing Activities

Net cash flows used in financing activities were $21.3 million and $10.5 million for the three months ended March 31, 2013 and 2012, respectively.

For the three months ended March 31, 2013 and 2012, the cash flows used in financing activities primarily reflect the reduction to our net borrowings under our Credit Facility of $20.8 million and $10.0 million, respectively.

Dividends

We do not currently pay, and have not paid for the past several years, any dividends on our common stock. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility or the Indentures governing our Notes.

Income Taxes

During the three months ended March 31, 2013, we paid a nominal amount in state income taxes. We anticipate that it will not be necessary to make any quarterly estimated federal and state income tax payments for the remainder of 2013 based upon existing prepayments, expected quarterly income subject to tax and available net operating loss carryovers.

Contractual Obligations

There have been no material changes from the contractual obligations listed in our Form 10-K for the year ended December 31, 2012, filed with the SEC on February 27, 2013.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements, other than as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 27, 2013.

Critical Accounting Policies

There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2012 and filed with the SEC on February 27, 2013.

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt. If the borrowing rates under LIBOR were to increase 1% above the current rates as of March 31, 2013, our interest expense on our senior debt would increase marginally on an annual basis as our Term Loan provides for a minimum LIBOR floor. From time to time, we may seek to limit our exposure to interest rate volatility through the use of interest rate hedging instruments.

Assuming LIBOR remains flat, interest expense in 2013 should be lower due to the impact of the debt modification to our Credit Facility during the fourth quarter of 2012 and the continuing reduction to our outstanding debt.

As of March 31, 2013, there were no interest rate transactions outstanding.

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

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

There were no material developments relating to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 27, 2013.

ITEM 1A. Risk Factors

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 27, 2013.

ITEM 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

The following table provides information on our repurchases during the quarter ended March 31, 2013:

			(c)	(d)
			Total	Maximum
			Number Of	Approximate
			Shares	Dollar Value
			Purchased	Of
			As	Shares That
	(a)	(b)	Part Of	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under
	Of Shares	Paid	Plans Or	The Plans
Period	Purchased	Per Share	Programs	Or Programs
January 1, 2013 – January 31, 2013	164	$7.26	—	$ —
February 1, 2013 – February 28, 2013	77,471	$7.75	—	$ —
March 1, 2013 – March 31, 2013	1,181	$7.61	—	$ —

Total	78,816		—

In connection with employee tax obligations related to the vesting of restricted stock units during the three months ended March 31, 2013 and in accordance with elections by certain employees, we are deemed to have repurchased the following shares withheld to satisfy employees’ tax obligations: 164 shares at an average price of $7.26 per share in January 2013; 77,471 shares at an average price of $7.75 per share in February 2013; and 1,181 shares at an average price of $7.61 per share in March 2013. These shares are included in the table above.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

N/A

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007 and May 15, 2009. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)

4.01	Credit Agreement, dated as of November 23, 2011, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (3) (Originally filed as Exhibit 4.1)

4.02	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. (3) (Originally filed as Exhibit 4.2)

4.03	Form of Note. (3) (Originally filed as Exhibit 4.3)

10.01	Employment Agreement, dated as of January 1, 2013, between Entercom Communications Corp. and Andrew P. Sutor, IV. (4)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

(1)	Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K as filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on November 25, 2011.
(4)	Filed herewith.
(5)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP. (Registrant)

Date: May 9, 2013	/S/ David J. Field
Name: David J. Field Title: President and Chief Executive Officer (principal executive officer)

Date: May 9, 2013	/S/ Stephen F. Fisher
Name: Stephen F. Fisher Title: Executive Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007 and May 15, 2009. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)

4.01	Credit Agreement, dated as of November 23, 2011, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (3) (Originally filed as Exhibit 4.1)

4.02	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. (3) (Originally filed as Exhibit 4.2)

4.03	Form of Note. (3) (Originally filed as Exhibit 4.3)

10.01	Employment Agreement, dated as of January 1, 2013, between Entercom Communications Corp. and Andrew P. Sutor, IV. (4)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

(1)	Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K as filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on November 25, 2011.
(4)	Filed herewith.
(5)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.