Form 10-Q
period 2013-06-30
ENTERCOM COMMUNICATIONS CORP
filed 2013-08-07
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-14461

Entercom Communications Corp.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1701044
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

401 E. City Avenue, Suite 809

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

Class A common stock, $0.01 par value – 31,527,187 Shares Outstanding as of July 28, 2013

(Class A Shares Outstanding include 1,341,508 unvested and vested but deferred restricted stock units)

Class B common stock, $0.01 par value – 7,197,532 Shares Outstanding as of July 28, 2013.

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

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	JUNE 30, 2013	DECEMBER 31, 2012
ASSETS:
Cash and cash equivalents	$6,339	$8,923
Accounts receivable, net of allowance for doubtful accounts	72,104	70,955
Prepaid expenses, deposits and other	5,442	3,649
Prepaid and refundable federal and state income taxes	48	47
Deferred tax assets	2,445	2,445

Total current assets	86,378	86,019
Net property and equipment	46,086	51,677
Radio broadcasting licenses	718,656	718,656
Goodwill	39,103	39,103
Assets held for sale	2,090	—
Deferred charges and other assets, net of accumulated amortization	17,265	20,126

TOTAL ASSETS	$909,578	$915,581

LIABILITIES:
Accounts payable	$250	$400
Accrued expenses	17,175	14,205
Other current liabilities	12,653	12,253
Financing method lease obligations, current portion	—	12,610
Long-term debt, current portion	18,027	9,808

Total current liabilities	48,105	49,276

Long-term debt, net of current portion	527,533	560,133
Deferred tax liabilities	33,949	26,226
Other long-term liabilities	24,494	15,229

Total long-term liabilities	585,976	601,588

Total liabilities	634,081	650,864

CONTINGENCIES AND COMMITMENTS
SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	387	384
Additional paid-in capital	602,982	601,847
Accumulated deficit	(327,872)	(337,514)

Total shareholders’ equity	275,497	264,717

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$909,578	$915,581

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,
	2013	2012	2013	2012
NET REVENUES	$101,239	$104,571	$179,599	$184,537

OPERATING EXPENSE:
Station operating expenses, including non-cash compensation expense	65,921	67,728	123,936	127,401
Depreciation and amortization expense	2,192	2,737	4,516	5,496
Corporate general and administrative expenses, including non-cash compensation expense	5,621	6,202	11,848	12,830
Impairment loss	850	22,307	850	22,307
Net time brokerage agreement (income) fees	—	242	—	242
Net (gain) loss on sale or disposal of assets	(1,613)	(13)	(1,591)	3

Total operating expense	72,971	99,203	139,559	168,279

OPERATING INCOME (LOSS)	28,268	5,368	40,040	16,258

OTHER (INCOME) EXPENSE:
Net interest expense	11,310	13,496	22,784	27,569
Net (gain) loss on derivative instruments	—	(558)	—	(1,346)
Other income	(62)	(33)	(93)	(46)

TOTAL OTHER EXPENSE	11,248	12,905	22,691	26,177

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	17,020	(7,537)	17,349	(9,919)
INCOME TAXES (BENEFIT)	7,127	(4,330)	7,707	(5,663)

NET INCOME (LOSS)	$9,893	$(3,207)	$9,642	$(4,256)

NET INCOME (LOSS) PER SHARE—BASIC	$0.26	$(0.09)	$0.26	$(0.12)

NET INCOME (LOSS) PER SHARE—DILUTED	$0.26	$(0.09)	$0.25	$(0.12)

WEIGHTED AVERAGE SHARES:
Basic	37,344,162	36,685,635	37,308,239	36,668,347

Diluted	38,102,583	36,685,635	38,200,681	36,668,347

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2013 AND YEAR ENDED DECEMBER 31, 2012

(amounts in thousands, except share data)

(unaudited)

					Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
	Common Stock
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	31,044,001	$310	7,197,532	$72	$597,327	$(348,798)	$248,911
Net income (loss)	—	—	—	—	—	11,268	11,268
Compensation expense related to granting of stock options	—	—	—	—	210	—	210
Compensation expense related to granting of restricted stock units	280,072	3	—	—	5,541	—	5,544
Exercise of stock options	101,350	1	—	—	134	—	135
Purchase of vested employee restricted stock units	(199,376)	(2)	—	—	(1,365)	—	(1,367)
Forfeitures of dividend equivalents	—	—	—	—	—	16	16

Balance, December 31, 2012	31,226,047	312	7,197,532	72	601,847	(337,514)	264,717
Net income (loss)	—	—	—	—	—	9,642	9,642
Compensation expense related to granting of stock options	—	—	—	—	30	—	30
Compensation expense related to granting of restricted stock units	294,520	3	—	—	2,065	—	2,068
Exercise of stock options	143,625	1	—	—	205	—	206
Purchase of vested employee restricted stock units	(138,505)	(1)	—	—	(1,165)	—	(1,166)

Balance, June 30, 2013	31,525,687	$315	7,197,532	$72	$602,982	$(327,872)	$275,497

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$9,642	$(4,256)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,516	5,496
Amortization of deferred financing costs (including original issue discount)	2,186	2,292
Net deferred taxes (benefit) and other	7,707	(5,663)
Provision for bad debts	528	33
Net (gain) loss on sale or disposal of assets	(1,591)	3
Non-cash stock-based compensation expense	2,098	2,718
Net (gain) loss on derivatives	—	(1,346)
Deferred rent	86	514
Unearned revenue—long-term	(39)	—
Deferred compensation	935	915
Impairment loss	850	22,307
Accretion expense, net of asset retirement obligation payments	11	(101)
Other income	(93)	(46)
Changes in assets and liabilities:
Accounts receivable	(1,670)	(5,344)
Prepaid expenses and deposits	(1,789)	(193)
Prepaid and refundable income taxes	—	256
Accounts payable and accrued liabilities	3,881	4,509
Accrued interest expense	(1,326)	(623)
Accrued liabilities—long-term	(738)	(432)
Prepaid expenses—long-term	200	657

Net cash provided by (used in) operating activities	25,394	21,696

INVESTING ACTIVITIES:
Additions to property and equipment	(2,428)	(962)
Proceeds from sale of property, equipment, intangibles and other assets	7	19
Purchases of radio station assets	—	(25,025)
Deferred charges and other assets	(3)	(722)
Proceeds from investments and capital projects	93	410

Net cash provided by (used in) investing activities	(2,331)	(26,280)

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2013	2012
FINANCING ACTIVITIES:
Deferred financing expenses related to the senior unsecured notes	—	(167)
Borrowing under the revolving senior debt	19,000	29,000
Payments of long-term debt	(43,515)	(20,514)
Payments of deferred compensation	(172)	(191)
Proceeds from the exercise of stock options	206	89
Purchase of vested employee restricted stock units	(1,166)	(474)
Payment of dividend equivalents on vested restricted stock units	—	(43)

Net cash provided by (used in) financing activities	(25,647)	7,700

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,584)	3,116
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,923	3,625

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,339	$6,741

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$21,925	$25,963

Income taxes	$69	$99

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

1.	BASIS OF PRESENTATION AND SIGNIFICANT POLICIES

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

There have been no material changes from Note 2, Significant Accounting Policies, as described in the notes to the Company’s financial statements contained in its Form 10-K for the year ended December 31, 2012 that was filed with the SEC on February 27, 2013, except as described below.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, which include property and equipment, broadcasting licenses (subject to an eight-year renewal cycle), goodwill, deferred charges, and other assets. See Note 2 for further discussion. The determination and measurement of the fair value of long-lived assets requires the use of significant judgments and estimates. Future events may impact these judgments and estimates.

During the second quarter of 2013, the Company conducted an evaluation of useful lives for longer-lived assets, such as broadcast towers and buildings. As a result of this review, the Company determined that based on current facts and circumstances, future acquisitions may warrant the use of longer lives anywhere between 15 years and 40 years.

Recent Accounting Pronouncements

The Company does not believe that any recently issued pronouncements, including those listed below, would have a material effect on the Company’s results of operations, cash flows or financial condition.

Netting Of Unrecognized Tax Benefits Against Tax Assets

In June 2013, the accounting guidance was modified to require the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in the settlement of uncertain tax positions. This guidance is effective for the Company beginning January 1, 2014 and can be applied on a prospective basis. The Company does not anticipate that the adoption of this guidance will have a material effect on the presentation of the Company’s consolidated financial statements as the Company’s current presentation conforms to this new guidance.

Amounts Reclassified Out Of Accumulated Other Comprehensive Income

In February 2013, the accounting guidance was modified to clarify how to report the effect of a significant reclassification out of accumulated other comprehensive income. This guidance, which was effective for the Company as of January 1, 2013, did not have a material effect on the presentation of the Company’s consolidated financial statements.

Balance Sheet Disclosures About Offsetting Assets And Liabilities

In December 2011, the accounting guidance was revised to modify disclosures regarding financial and derivative instruments. Entities are required to provide both net and gross information for these assets and liabilities in order to provide for comparability with international accounting standards. This guidance, which was effective for the Company as of January 1, 2013, did not have a material effect on the presentation of the Company’s consolidated financial statements.

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

The following table presents the changes in broadcasting licenses for the periods indicated:

	Broadcasting Licenses Carrying Amount
	2013	2012
	(amounts in thousands)
Beginning of period balance as of January 1,	$718,355	$715,902
Impairment loss	—	(22,307)
Acquisitions	301	24,760

Ending period balance as of June 30,	$718,656	$718,355

The following table presents the changes in goodwill for each of the periods indicated:

	Goodwill Carrying Amount
	2013	2012
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$164,718	$164,506
Accumulated loss on impairment as of January 1,	(125,615)	(125,615)

Goodwill beginning balance after cumulative loss on impairment as of January 1,	39,103	38,891
Acquisitions	—	212

Goodwill ending balance as of June 30,	$39,103	$39,103

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

The methodology used by the Company in determining its key estimates and assumptions was applied consistently to each market. Of the seven variables identified above, the Company believes that the assumptions in items (1) through (3) above are the most important to the determination of fair value.

Broadcasting License Impairment Testing During The Quarter Ended June 30, 2013

The Company completed its annual impairment test for broadcasting licenses and determined that the fair value of its broadcasting licenses was greater than the amount reflected in the balance sheet for each of the Company’s markets and, accordingly, no impairment was recorded.

The following table reflects the estimates and assumptions used in the second quarter of 2013 as compared to the second quarter of 2012, the date of the most recent prior impairment test:

Estimates And Assumptions
	Second Quarter 2013	Second Quarter 2012
Discount rate	9.8%	10.0%
Operating profit margin ranges expected for average stations in the markets where the Company operates	25.0% to 41.0%	20.7% to 40.9%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%

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

Broadcasting License Impairment Testing During The Second Quarter Ended June 30, 2012

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

In September 2011, the accounting guidance for how an entity tests goodwill for impairment was revised. The revised guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance was available but not used for the Company’s annual goodwill testing during the second quarter of 2013.

Goodwill Impairment Testing During The Second Quarter Ended June 30, 2013

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

In step one of the Company’s goodwill analysis, the Company considered the results of the market approach and the income approach in computing the fair value of the Company’s reporting units. In the market approach, the Company applied an estimated market multiple to each reporting unit’s operating profit to calculate the fair value. In the income approach, the Company utilized the discounted cash flow methodology to calculate the fair value of the reporting unit (the key estimates and assumptions are included in the table below). Management believes that these approaches are commonly used and appropriate methodologies for valuing broadcast radio stations. Factors contributing to the determination of the reporting unit’s operating performance were historical performance and/or management’s estimates of future performance.

The following table reflects certain key estimates and assumptions applied to each of the Company’s markets that were used in the impairment test:

Estimates And Assumptions
	Second Quarter 2013	Second Quarter 2012
Discount rate	9.8%	10.0%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%
Market multiple used in step one of the market valuation approach	7.5x to 8.0x	7.5x to 8.0x

If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.

Goodwill Impairment Testing During The Second Quarter Ended June 30, 2012

The results of step one indicated that it was not necessary to perform the second step analysis in any of the markets tested, as the fair values for the goodwill in all of the Company’s markets were in excess of the carrying values. As a result of the step one test, no impairment loss was recorded during the second quarter of 2012.

The Company also performed a reasonableness test on the fair value results for goodwill on a combined basis for the Company by comparing it to the enterprise value of the Company based upon the Company’s stock price. The Company determined that the results were reasonable.

In step one of the Company’s goodwill analysis, the Company considered the results of the market approach and the income approach, when appropriate, in computing the fair value of the Company’s reporting units. In the market approach, the Company applied an estimated market multiple to each reporting unit’s operating performance to calculate the fair value. In the income approach, the Company utilized the discounted cash flow methodology to calculate the fair value of the reporting unit (the key estimates and assumptions are included in the table below). Management believes that these approaches are commonly used and appropriate methodologies for valuing broadcast radio stations. Factors contributing to the determination of the reporting unit’s operating performance were historical performance and management’s estimate of future performance.

The following table reflects certain key estimates and assumptions applied to each of the Company’s markets that were used in the second quarter of 2012 and in the second quarter of 2011, the date of the most recent prior impairment test:

Estimates And Assumptions
	Second Quarter 2012	Second Quarter 2011
Discount rate	10.0%	10.0%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%
Market multiple used in step one of the market valuation approach	7.5x to 8.0x	7.5x to 8.0x

3.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	June 30, 2013	December 31, 2012
	(amounts in thousands)
Accrued compensation	$5,647	$4,820
Accounts receivable credits	1,948	1,894
Advertiser obligations	1,250	1,083
Accrued interest payable	2,106	3,432
Other	1,702	1,024

	$12,653	$12,253

4.	LONG-TERM DEBT

(A) Senior Debt

The Credit Facility

As of June 30, 2013, the amount outstanding under the term loan component (the “Term B Loan”) of the Company’s senior secured credit facility (the “Credit Facility”) was $323.0 million. There was $5.0 million outstanding under the revolving credit facility component (the “Revolver”) of the Company’s Credit Facility. The maximum available amount of the Revolver, which includes the impact of an outstanding letter of credit, was $44.6 million as of June 30, 2013. The amount of the Revolver actually available to the Company is a function of covenant compliance at the time of borrowing.

On November 23, 2011, the Company entered into a credit agreement with a syndicate of lenders for a $425 million Credit Facility that is comprised of: (a) a $50 million Revolver that matures on November 23, 2016; and (b) a $375 million Term B Loan that matures on November 23, 2018.

The Term B Loan requires mandatory prepayments equal to 50% of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs, depending on the Consolidated Leverage Ratio. The Excess Cash Flow payment is due in the first quarter of each year and the amount of the payment is based on the Excess Cash Flow and Leverage Ratio for the prior year. The Company estimates that the Excess Cash Flow payment will be approximately $18 million, which is net of prepayments made through June 30, 2013, and is due in the first quarter of 2014. This amount was classified under the current portion of long-term debt. The amount of the Excess Cash Flow prepayment required is subject to change based on actual results, which could differ materially from the Company’s financial projections as of June 30, 2013. The Company expects to fund the payment using cash from operating activities.

As of June 30, 2013, the Company is in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenants is highly dependent on its results of operations. Management believes that over the next 12 months the Company can continue to maintain compliance. The Company’s operating cash flow is positive, and management believes that it is adequate to fund the Company’s operating needs. Management believes that cash on hand and cash from operating activities, together with available borrowings under the Revolver, will be sufficient to permit the Company to meet its liquidity requirements over the next 12 months, including its debt repayments. As a result, the Company has not been required to rely upon, and the Company does not anticipate being required to rely upon, the Revolver to fund its operations.

Failure to comply with the Company’s financial covenants or other terms of its Credit Facility and any subsequent failure to negotiate and obtain any required relief from its lenders could result in a default under the Company’s Credit Facility. Any event of default could have a material adverse effect on the Company’s business and financial condition. In addition, a default under either the Company’s Credit Facility or the indenture governing the Company’s 10.5% senior unsecured notes (the “Senior Notes”) could cause a cross default in the other and result in the acceleration of the maturity of all outstanding debt. Under these circumstances, the acceleration of the Company’s debt could have a material adverse effect on its business. The Company may seek from time to time to amend its Credit Facility or obtain other funding or additional funding, which may result in higher interest rates on its debt.

As of June 30, 2013, the Company’s Consolidated Leverage Ratio was 4.7 times versus a covenant limit of 6.75 times and the Consolidated Interest Coverage Ratio was 2.7 times versus a covenant minimum of 1.6 times. These covenants become more restrictive over time.

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

(C) Net Interest Expense

The components of net interest expense are as follows:

	Net Interest Expense
	Six Months Ended June 30,
	2013	2012
	(amounts in thousands)
Interest expense	$20,600	$23,891
Amortization of deferred financing costs	2,053	2,172
Amortization of original issue discount of senior notes	133	120
Interest expense on interest rate hedging agreements	—	1,392
Interest income and other investment income	(2)	(6)

Total net interest expense	$22,784	$27,569

	Net Interest Expense
	Three Months Ended June 30,
	2013	2012
	(amounts in thousands)
Interest expense	$10,233	$11,839
Amortization of deferred financing costs	1,010	1,054
Amortization of original issue discount of senior notes	68	61
Interest expense on interest rate hedging agreements	—	545
Interest income and other investment income	(1)	(3)

Total net interest expense	$11,310	$13,496

5.	TOWER SALE AND LEASEBACK

During the fourth quarter of 2009, the Company completed the sale of certain tower facilities for $12.6 million in cash. At the same time, the Company entered into leases for space on the towers at most of these sites for use by the Company’s radio stations. The sale agreement included the opportunity for additional cash consideration for the Company through an earn-out which would be paid to the Company if the buyer met agreed upon revenue targets during the earn-out period. The earn-out constituted a continuing involvement by the Company that precluded sale and leaseback accounting until the earn-out period was complete. On June 23, 2013, the earn-out period ended and it was determined that the Company was not entitled to receive any additional compensation.

With the earn-out complete, the Company applied the guidance under sale and leaseback accounting and as a result, the Company recorded a current and deferred gain of $1.6 million and $9.9 million, respectively. The current gain is included in the statement of operations under net (gain) loss on sale or disposal of assets. The deferred gain will be amortized on a straight-line basis over the remaining life of the lease, which is 16.5 years, and included under net (gain) loss on sale or disposal of assets. As of June 30, 2013, the Company recorded on the balance sheet $0.6 million of deferred gain as a short-term liability under other current liabilities and $9.3 million of deferred gain as a long-term liability under other long-term liabilities. For the six and three months ended June 30, 2013 and 2012, there was no material amount recorded for amortization of deferred gain. All of the leases were accounted for as operating leases.

On June 23, 2013, the Company eliminated its finance method lease obligation of $12.6 million and recorded a gain on the disposition of the towers of $11.5 million, of which $9.9 million was deferred. The Company recorded this transaction during this quarter as a non-cash reduction of debt and non-cash recognition of the gain.

As background, in connection with the sale of the towers and the Company’s continuing involvement as described above, the Company classified this transaction under the financing method as $12.6 million in finance method lease obligations. Under the financing method: (1) the assets and accumulated depreciation remained on the consolidated balance sheet and continued to be depreciated; (2) no gain was recognized; (3) proceeds of $12.6 million received by the Company from these transactions were recorded as a financing liability; and (4) transaction costs of $0.2 million were recorded as deferred financing expense, which was amortized over 42 months.

Payments under these leases over the partial lease term of 42 months were applied as payments of imputed interest at an approximate interest rate of 5.5%. The earn-out component of this transaction enabled the Company to participate in the upside potential of these sites as the new owner (whose primary business is managing tower sites) was better suited to maximize the value of these sites through new third-party tenants.

Minimum rental commitments at June 30, 2013 for these non-cancellable leases are as follows:

Minimum Rental Commitments Under Sale And Leaseback
As of June 30, 2013
Operating Leases
(amounts in thousands)
Years ending December 31,
2013	$386
2014	792
2015	816
2016	840
2017	865
Thereafter	12,447

Total	$16,146

6. DERIVATIVES AND HEDGING ACTIVITIES

The Company from time to time enters into derivative financial instruments, including interest rate exchange agreements (“Swaps”) and interest rate collar agreements, to manage its exposure to fluctuations in interest rates.

As of June 30, 2013, there were no derivative interest rate transactions outstanding.

7. SHARE-BASED COMPENSATION

Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.

Restricted Stock Units (“RSUs”) Activity

The following is a summary of the changes in RSUs under the Plan during the current period:

	Period Ended	Number Of Restricted Stock Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value As Of June 30, 2013
RSUs outstanding as of:	December 31, 2012	1,481,268
RSUs awarded		331,377
RSUs released		(434,280)
RSUs forfeited		(36,857)

RSUs outstanding as of:	June 30, 2013	1,341,508	$—	1.4	$12,663,835

RSUs vested and expected to vest as of:	June 30, 2013	1,232,038	$—	1.3	$10,809,200

RSUs exercisable (vested and deferred) as of:	June 30, 2013	86,996	$—	—	$821,242

Weighted average remaining recognition period in years		2.4

Unamortized compensation expense, net of estimated forfeitures		$6,120,176

Options

Option Activity

The following table provides summary information related to the exercise of stock options:

	Six Months Ended June 30,
Other Option Disclosures	2013	2012
	(amounts in thousands)
Intrinsic value of options exercised	$1,013	$331

Tax benefit from options exercised (1)	$385	$126

Cash received from exercise price of options exercised	$206	$89

(1)	Amount excludes impact from suspended income tax benefits and/or valuation allowances.

The following table presents the option activity during the current period under the Plan:

	Period Ended	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value As Of June 30, 2013
Options outstanding as of:	December 31, 2012	742,550	$2.39
Options granted		—
Options exercised		(143,625)	1.45
Options forfeited		(3,625)	1.34
Options expired		(6,000)	15.31

Options outstanding as of:	June 30, 2013	589,300	$2.49	5.5	$4,407,160

Options vested and expected to vest as of:	June 30, 2013	589,200	$2.49	5.5	$4,406,808

Options vested and exercisable as of:	June 30, 2013	584,550	$2.47	5.5	$4,389,419

Weighted average remaining recognition period in years		0.3

Unamortized compensation expense, net of estimated forfeitures		$6,783

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
Exercise Prices		Number Of Options Outstanding June 30, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Of Options Exercisable June 30, 2013	Weighted Average Exercise Price
$ 1.34	$1.34	535,550	5.6	$1.34	535,550	$1.34
$ 2.02	$10.90	19,000	6.1	$5.95	14,250	$6.03
$11.31	$11.78	25,750	4.3	$11.60	25,750	$11.60
$33.90	$48.21	9,000	1.3	$37.72	9,000	$37.72

$ 1.34	$48.21	589,300	5.5	$2.49	584,550	$2.47

Recognized Non-Cash Stock-Based Compensation Expense

The following summarizes recognized non-cash stock-based compensation expense, which consists primarily of RSUs:

	Six Months Ended
	June 30,
	2013	2012
	(amounts in thousands)
Station operating expenses	$335	$264
Corporate general and administrative expenses	1,763	2,454

Stock-based compensation expense included in operating expenses	2,098	2,718
Income tax benefit	561	761

Net non-cash compensation expense	$1,537	$1,957

	Three Months Ended June 30,
	2013	2012
	(amounts in thousands)
Station operating expenses	$180	$158
Corporate general and administrative expenses	776	1,163

Stock-based compensation expense included in operating expenses	956	1,321
Income tax benefit	245	372

Net stock-based compensation expense	$711	$949

8.	NET INCOME (LOSS) PER COMMON SHARE

For the periods indicated, the following tables present the computations of basic and diluted net income (loss) per share:

	Six Months Ended
	June 30, 2013			June 30, 2012
	(amounts in thousands, except share and per share data)
	Net Income (Loss)	Shares	Net Income (Loss) Per Share	Net Income (Loss)	Shares	Net Income (Loss) Per Share
Basic net income (loss) per common share:	$9,642	37,308,239	$0.26	$(4,256)	36,668,347	$(0.12)

Impact of dilutive equity awards		892,442			—

Diluted net income (loss) per common share:	$9,642	38,200,681	$0.25	$(4,256)	36,668,347	$(0.12)

	Three Months Ended
	June 30, 2013			June 30, 2012
	(amounts in thousands, except share and per share data)
	Net Income (Loss)	Shares	Net Income (Loss) Per Share	Net Income (Loss)	Shares	Net Income (Loss) Per Share
Basic net income (loss) per common share:	$9,893	37,344,162	$0.26	$(3,207)	36,685,635	$(0.09)

Impact of dilutive equity awards		758,421			—

Diluted net income (loss) per common share:	$9,893	38,102,583	$0.26	$(3,207)	36,685,635	$(0.09)

Incremental Shares Disclosed As Anti-Dilutive

For the periods indicated, the following table provides the incremental shares excluded as they were anti-dilutive under the treasury stock method:

	Six Months Ended
	June 30,
Impact Of Equity Awards	2013	2012
	(amounts in thousands, except per share data)
Dilutive or anti-dilutive for all potentially dilutive equivalent shares	dilutive	anti-dilutive

Excluded shares as anti-dilutive when reporting a net loss	—	1,025

Excluded shares as anti-dilutive under the treasury stock method:
Options	38	53

Price range of options: from	$8.20	$6.36

Price range of options: to	$48.21	$48.21

RSUs with service conditions	233	1,081
RSUs with service and market conditions as market conditions not met	200	200

Total RSUs	433	1,281

	Three Months Ended
	June 30,
Impact Of Equity Awards	2013	2012
	(amounts in thousands, except per share data)
Dilutive or anti-dilutive for all potentially dilutive equivalent shares:	dilutive	anti-dilutive
Excluded shares as anti-dilutive when reporting a net loss	—	913

Excluded shares as anti-dilutive under the treasury stock method:
Options	38	50

Price range of options: from	$8.76	$5.56

Price range of options: to	$48.21	$48.21

RSUs with service conditions	456	1,218
RSUs with service and market conditions as market conditions not met	200	200

Total RSUs	656	1,418

9.	INCOME TAXES

Tax Rates For The Six Months And Three Months Ended June 30, 2013

The effective income tax rates were 44.4% and 41.9% for the six months and three months ended June 30, 2013, respectively. These rates were impacted by an adjustment for expenses that are not deductible for tax purposes and an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill.

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

Deferred Tax Assets And Liabilities

As of June 30, 2013 and December 31, 2012, net deferred tax liabilities were $31.5 million and $23.8 million, respectively. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

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

	June 30, 2013
	Value Measurements At Reporting Date Using
		Quoted Prices In Active Markets For Identical Assets Or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(amounts in thousands)
Assets
Cash equivalents (1)	$5,543	$5,543	$—	$—

Liabilities
Deferred Compensation (2)	$9,140	$9,140	$—	$—

	December 31, 2012
	Value Measurements At Reporting Date Using
		Quoted Prices In Active Markets For Identical Assets Or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(amounts in thousands)
Assets
Cash equivalents (1)	$6,695	$6,695	$—	$—

Liabilities
Deferred Compensation (2)	$8,377	$8,377	$—	$—

Lease abandonment liability (3):
Short-term	$72	$—	$72	$—

Long-term	$609	$—	$609	$—

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

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis along with the fair value measurement of the impairment loss recognized:

Non-Recurring Assets Subject To Fair Value Measurement
	December 31, 2012
	Based Upon The Valuation As Of June 30, 2012
	Fair Value Measurements Using
Description	Total	Quoted Prices In Active Markets For Identical Assets Or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	For The Period Ended June 30, 2012 Impairment Loss
	(amounts in thousands)

Radio broadcasting licenses	$100,512	$—	$—	$100,512	$—

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

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Credit Facility (1)	$328,000	$330,870	$352,500	$356,686

Senior Notes (2)	$217,483	$242,494	$217,349	$241,257

Finance method lease obligations (3)	$—		$12,610

Letter of credit (4)	$370		$570

The following methods and assumptions were used to estimate the fair value of financial instruments:

(1)	The Company’s determination of the fair value of the Credit Facility was based on quoted prices for similar instruments and is considered a Level 3 measurement.
(2)	The Company utilizes a Level 2 valuation input based upon the market trading prices of the Senior Notes to compute the fair value as these Senior Notes are traded in the debt securities market.
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

11.	ASSETS HELD FOR SALE

Land Assets Held For Sale

Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. In the second quarter of 2013, management determined that it had met all of the criteria to reflect certain land it no longer used as held for sale. As of June 30, 2013, the Company classified land in the amount of $2.1 million as assets held for sale. The land formerly served as a transmitter site in one of the Company’s markets.

Impairment Of Assets Held For Sale

Long-lived assets considered held for sale are stated at the lower of carrying value or fair value less the cost to sell. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the second quarter of 2013, the Company determined that the carrying value of land it was holding for sale was in excess of the fair value less the cost to sell. The Level 3 fair value measurement was determined using a third party’s offer as representative of the fair value. The third party’s offer was accepted by the Company in early July 2013. As a result, the Company recorded an impairment of $0.9 million during the second quarter of 2013.

12.	ACQUISITIONS AND OTHER

Acquisition-Related Lease Abandonment Costs

During the second quarter of 2013, the Company entered into a sublease for previously abandoned studio space. As a result, the Company eliminated a lease abandonment liability of $0.7 million and recorded a reduction to station operating expenses of $0.6 million, net of broker’s commission.

As background, in connection with the Company’s acquisition on February 28, 2011 of KUFX-FM, San Jose, California, the Company assumed a lease for surplus studio space. The Company recorded a lease abandonment expense of $0.8 million during the first quarter of 2011. Lease abandonment costs include required future lease payments offset by estimated sublease income. Due to soft rental conditions at the time of the acquisition, including a higher than normal vacancy rate that was expected to continue throughout the remaining term of the lease, the Company did not include an estimate for any sublease income. The lease abandonment liability was discounted using a credit risk adjusted basis utilizing the estimated rental cash flows over the remaining term of the agreement. The lease expires during the third quarter of 2018.

13.	CONTINGENCIES, GUARANTOR ARRANGEMENTS AND COMMITMENTS

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

14.	SUBSEQUENT EVENTS

Events occurring after June 30, 2013, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included.

ITEM 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2013. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the six and three months ended June 30, 2013 as compared to the comparable periods in the prior year. Our results of operations during the relevant periods represent the operations of the radio stations owned and operated by us.

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

Results Of Operations For The Year-To-Date

The following significant factors affected our results of operations for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012:

During the second quarter of 2013, we recorded a non-cash gain of $1.6 million on the sale of certain towers under sale and leaseback accounting.

During November 2012, a modification of our Credit Facility reduced our interest rates.

In June 2012, we acquired KBLX-FM, a station serving the San Francisco, California, market, for $25.0 million in cash. We commenced operations of KBLX-FM under a TBA on May 1, 2012 that increased our revenues, station operating expenses, depreciation and amortization expense and interest expense.

During the second quarter of 2012, we recorded an impairment loss of $22.3 million as a result of a write-down in the carrying value of our broadcasting licenses.

Six Months Ended June 30, 2013 As Compared To The Six Months Ended June 30, 2012

	SIX MONTHS ENDED
	2013	2012	% Change
	(dollars in millions)
NET REVENUES	$179.6	$184.5	(3%)
OPERATING EXPENSE:
Station operating expenses	123.9	127.4	(3%)
Depreciation and amortization expense	4.5	5.5	(18%)
Corporate general and administrative expenses	11.8	12.8	(8%)
Other operating expenses	(0.6)	22.5

Total operating expense	139.6	168.2	(17%)

OPERATING INCOME (LOSS)	40.0	16.3	145%

OTHER (INCOME) EXPENSE:
Net interest expense	22.8	27.6	(17%)
Other income and expense	(0.1)	(1.4)

TOTAL OTHER EXPENSE	22.7	26.2	(13%)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	17.3	(9.9)	NM

INCOME TAXES (BENEFIT)	7.7	(5.6)	NM

NET INCOME (LOSS)	$9.6	$(4.3)	NM

Net Revenues

Net revenues were down versus the prior year due to sluggish demand for advertising since the beginning of the year. Advertising demand continues to fluctuate and reflects the uneven performance of the general economy.

Net revenues increased the most for our stations in the Kansas City and Indianapolis markets, offset by revenue decreases for our stations located in the Boston and Greensboro markets. Net revenues were favorably impacted by: (1) our acquisition of KBLX-FM which we began operating on May 1, 2012 under a TBA; and (2) our joint sales agreement that was effective July 1, 2012 with two Gainesville stations not owned by us.

Due to the continued uncertainties surrounding the economy, it is difficult for management to provide any guidance on future revenue trends.

Station Operating Expenses

Station operating expenses decreased primarily due to cost reduction initiatives. In addition, certain sales costs, which vary with revenue, decreased due to the decline in net revenues.

Depreciation And Amortization Expense

Depreciation and amortization expense decreased in 2013 primarily due to a trend of lower capital expenditures over the past several years.

Corporate General And Administrative Expenses

Corporate general and administrative expenses decreased primarily due to a decline in non-cash compensation expense of $0.6 million.

Operating Income

Operating income increased as the prior year included an impairment loss of $22.3 million in our Boston market in connection with our review of broadcasting licenses and goodwill. Operating income also increased due to: (1) a $3.5 million decrease in station operating expenses; (2) a $1.6 million increase on gain on the net gain on sale or disposal of assets, primarily due to the recognition of the gain on the tower sale; (3) a $1.0 million decrease in depreciation and amortization expense; and (4) a $1.0 million decrease in corporate general and administrative expenses.

The increase in operating income was offset by a decrease in net revenues of $4.9 million.

Interest Expense

The decrease in interest expense was primarily due to: (1) lower interest rates as a result of the November 2012 modification to our Credit Facility; and (2) lower outstanding debt upon which interest is computed.

Income (Loss) Before Income Taxes (Benefit)

The increase was primarily attributable to: (1) an increase in operating income as the prior year’s operating income was negatively impacted by an impairment loss of $22.3 million; and (2) a decrease in interest expense.

Income Taxes (Benefit)

For the current period, the income tax rate was 44.4%, which includes an adjustment for expenses that are not deductible for tax purposes and an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. We estimate that our 2013 annual tax rate before discrete items, which may fluctuate from quarter to quarter, will be in the low 40% range.

For the prior period, the income tax rate was 57.1%, which includes an adjustment for expenses that are not deductible for tax purposes, and the recognition of an additional tax benefit related to discrete items arising during the period. The income tax rate before discrete items was higher than the expected low 40% range primarily due to the negative impact to income before income taxes of the impairment loss recorded during the second quarter of 2012.

As of June 30, 2013 and December 31, 2012, our net deferred tax liabilities were $31.5 million and $23.8 million, respectively. The deferred tax liabilities primarily relate to differences between the book and tax bases of our broadcasting licenses and goodwill.

Net Income (Loss)

The increase in net income (loss) was primarily attributable to the reasons described above under Income (Loss) Before Income Taxes (Benefit) and Income Taxes (Benefit).

Results Of Operations For The Quarter

The following significant factors affected our results of operations for the three months ended June 30, 2013 as compared to the same period in the prior year:

During the second quarter of 2013, we recorded a non-cash gain of $1.6 million on the sale of certain towers under sale and leaseback accounting.

During November 2012, a modification of our Credit Facility reduced our interest rates.

In June 2012, we acquired KBLX-FM, a station serving the San Francisco, California, market, for $25.0 million in cash. We commenced operations of KBLX-FM under a TBA on May 1, 2012 that increased our revenues, station operating expenses, depreciation and amortization expense and interest expense.

During the second quarter of 2012, we recorded an impairment loss of $22.3 million as a result of a write-down in the carrying value of our broadcasting licenses.

Three Months Ended June 30, 2013 As Compared To The Three Months Ended June 30, 2012

	THREE MONTHS ENDED
	JUNE 30,
	2013	2012	% Change
	(dollars in millions)
NET REVENUES	$101.2	$104.6	(3%)
OPERATING EXPENSE:
Station operating expenses	65.9	67.7	(3%)
Depreciation and amortization expense	2.2	2.7	(19%)
Corporate general and administrative expenses	5.6	6.2	(10%)
Other operating expenses	(0.8)	22.6

Total operating expense	72.9	99.2	(27%)

OPERATING INCOME (LOSS)	28.3	5.4	424%

OTHER (INCOME) EXPENSE:
Net interest expense	11.3	13.5	(16%)
Other income and expense	—	(0.6)

TOTAL OTHER EXPENSE	11.3	12.9	(12%)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	17.0	(7.5)	327%

INCOME TAXES (BENEFIT)	7.1	(4.3)	265%

NET INCOME (LOSS)	$9.9	$(3.2)	409%

Net Revenues

Net revenues decreased due to the sluggish demand for advertising that was symptomatic of the general economy.

Net revenues increased the most for our stations in the Kansas City and New Orleans markets, offset by a decrease for our stations in the Boston and Seattle markets.

Station Operating Expenses

The decrease in station operating expenses was primarily due to cost reduction initiatives. In addition, certain sales costs, which vary with revenue, decreased due to the decline in net revenues for the current quarter.

Depreciation And Amortization Expense

Depreciation and amortization expense decreased due to our recent history of decreased levels of capital expenditures.

Corporate General And Administrative Expenses

Corporate general and administrative expenses decreased primarily due to a decline in non-cash compensation expense of $0.4 million and a decrease in legal expense of $0.3 million.

Operating Income

Operating income increased as the prior year included an impairment loss of $22.3 million in our Boston market in connection with our review of broadcasting licenses and goodwill. Operating income also increased due to: (1) a $1.8 million decrease in station operating expenses; (2) a $1.6 million increase on gain on the net gain on sale or disposal of assets, primarily due to the recognition of the gain on the tower sale; (3) a $0.6 million decrease in corporate general and administrative expenses; and (4) a $0.5 million decrease in depreciation and amortization expense.

The increase in operating income was offset by a decrease in net revenues of $3.4 million.

Interest Expense

The decrease in interest expense was primarily due to: (1) lower interest rates as a result of the November 2012 modification to our Credit Facility; and (2) lower outstanding debt upon which interest is computed.

Income (Loss) Before Income Taxes (Benefit)

The increase was primarily attributable to the decrease in interest expense and the increase in operating income.

Income Taxes (Benefit)

For the current period, the income tax rate was 41.9%, which primarily reflects adjustments for expenses that are not deductible for tax purposes and an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill.

For the prior period, income tax expense was 57.4%, which includes adjustments for expenses that are not deductible for tax purposes, and the recognition of tax benefits related to discrete items arising during the period. The income tax rate before discrete items was higher than the expected low 40% range primarily due to the negative impact to income before income taxes of the impairment loss recorded during the second quarter of 2012.

Net Income (Loss)

The net change in net income (loss) was primarily attributable to the reasons described above under Income (Loss) Before Income Taxes (Benefit) and Income Taxes (Benefit).

Liquidity And Capital Resources

Liquidity

As of June 30, 2013, we had $328.0 million outstanding under our Credit Facility and $220 million in principal for our 10.5% senior unsecured notes (“Senior Notes”). In addition, we have a $0.4 million letter of credit. As of June 30, 2013, we had $6.3 million in cash and cash equivalents.

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

The undrawn amount of the Revolver was $44.6 million as of June 30, 2013. The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of June 30, 2013, we would not be limited in these borrowings.

The Term B Loan requires annual mandatory prepayments of a portion of our Excess Cash Flow. We estimate that the Excess Cash Flow payment due in the first quarter of 2014, which is net of prepayments made through June 30, 2013, will be approximately $18 million. The amount is included under the current portion of long-term debt and is subject to change based on actual results, which could differ materially.

As of June 30, 2013, we are in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations. A default under our Credit Facility or the indenture governing our Senior Notes could cause a cross default in the other. Any event of default could have a material adverse effect on our business and financial condition.

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

Credit Facility’s Financial Covenants

As of June 30, 2013, our Consolidated Leverage Ratio was 4.7 times versus a covenant maximum of 6.75 times and our Consolidated Interest Coverage Ratio was 2.7 times versus a covenant minimum of 1.6 times. These covenants become more restrictive over time.

The following tables present the computations as defined under our Credit Facility:

Consolidated Leverage Ratio Computations:
(amounts in thousands, except ratios)
Numerator: Consolidated Funded Indebtedness
Senior debt outstanding	$328,000
Senior Notes at maturity	220,000
Letter of credit outstanding	370

Total debt outstanding	548,370
Less cash outstanding, not to exceed $40 million	(6,339)

Consolidated Funded Indebtedness	$542,031

Denominator: Consolidated Operating Cash Flow
Net income	$25,165
Income taxes	25,844
Depreciation and amortization	9,859
Impairment loss	850
Interest expense	48,668
Non-cash compensation expense	5,134
Deferred non-cash charges	1,731
Unusual gains not in the ordinary course of business	(1,647)
Loss on debt extinguishment	747
Pro forma for tower disposition as of beginning of period	(769)

Consolidated Operating Cash Flow	$115,582

Consolidated Leverage Ratio	4.69

Consolidated Interest Coverage Ratio Computations:
(amounts in thousands, except ratios)
Numerator: Consolidated Operating Cash Flow	$115,582

Denominator: Consolidated Interest Charges
Interest expense	$48,668
Less: Interest income and certain deferred financing expense	(4,550)
Less: Interest expense associated with the tower transaction	(769)

Consolidated Interest Charges	$43,349

Consolidated Interest Coverage Ratio	2.67

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

Finance Method Lease Obligation

On June 23, 2013, we eliminated our finance method lease obligation of $12.6 million and recorded a current and deferred gain on the disposition of the towers of $1.6 million and $9.9 million, respectively. We recorded this transaction during this quarter as a non-cash reduction of debt and non-cash recognition of gain.

As background, during the fourth quarter of 2009, we completed the sale of certain tower facilities for $12.6 million in cash. At the same time, we entered into leases for space on the towers at most of these sites for use by our radio stations. The agreement of sale provided for a possible earn-out to us of additional cash consideration, depending on whether the buyer meets certain revenue targets. The period during the earn-out constituted a continuing involvement by us that precluded sale and leaseback accounting during the period of the earn-out. On June 23, 2013, the earn-out ended and it was determined that we were not entitled to receive any additional compensation.

Operating Activities

Net cash flows provided by operating activities were $25.4 million and $21.7 million for the six months ended June 30, 2013 and 2012, respectively. The cash flows from operating activities increased primarily due to the decrease in interest expense as a result of the modification to the Term B Loan during the fourth quarter of 2012; and the $3.5 million decrease in station operating expenses primarily due to the decrease in the variable expenses associated with the decrease in net revenues. The increase in operating activities was offset by a decrease in net revenues of $4.9 million.

Investing Activities

Net cash flows used in investing activities were $2.3 million and $26.3 million for the six months ended June 30, 2013 and 2012, respectively.

For the six months ended June 30, 2013, the cash used in investing activities primarily reflects the additions to property and equipment of $2.4 million. For the six months ended June 30, 2012, the cash used in investing activities primarily reflects the acquisition of radio station assets of $25.0 million.

Financing Activities

Net cash flows used in financing activities were $25.6 million and net cash flows provided by financing activities were $7.7 million for the six months ended June 30, 2013 and 2012, respectively.

For the six months ended June 30, 2013, the cash flows used in financing activities primarily reflect the reduction to our net borrowings of $24.5 million, and for the six months ended 2012 cash flows provided by financing activities primarily reflect the increase to our net borrowings of $8.5 million.

Dividends

We do not currently pay, and have not paid for the past several years, any dividends on our common stock. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility and the Indenture governing our Notes.

Income Taxes

During the six months ended June 30, 2013, we paid a nominal amount in state income taxes. We anticipate that it will not be necessary to make any quarterly estimated federal or state income tax payments for the remainder of 2013 based upon available net operating loss carryovers, existing prepayments and expected quarterly income subject to tax.

Contractual Obligations

There have been no material changes from the contractual obligations listed in our Form 10-K for the year ended December 31, 2012, filed with the SEC on February 27, 2013.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements, other than as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 27, 2013.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2012. We have, however, provided additional disclosures to one of our critical accounting policies for impairment testing of radio broadcasting licenses and goodwill, as we conducted our annual impairment test of broadcasting licenses and goodwill during the second quarter of 2013.

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of June 30, 2013, we have recorded approximately $757.8 million in radio broadcasting licenses and goodwill, which represents 83% of our total assets at that date. We must conduct impairment testing at least annually, or more frequently, if events or changes in circumstances indicate that the assets might be impaired, and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value. Any such impairment could be material. After an impairment expense is recognized, the recorded value of these assets will be reduced by the impairment recognized and will be the assets’ new accounting basis. In 2012, 2009 and 2008, we recorded impairment losses of $22.3 million, $67.7 million and $835.7 million, respectively.

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

The methodology used by us in determining our key estimates and assumptions was applied consistently to each market. Of the seven variables identified above, we believe that the first three (in items (1) through (3) above) are the most important to the determination of fair value.

We completed our annual impairment test for broadcasting licenses during the second quarter of 2013 and determined that the fair value of the broadcasting licenses was more than the carrying value in each of our markets and, as a result, we did not record an impairment loss.

The following table reflects the estimates and assumptions used in 2013 as compared to the second quarter of 2012, the date of the most recent prior impairment test:

	Second Quarter 2013	Second Quarter 2012
Discount rate	9.8%	10.0%
Operating profit margin ranges expected for average stations in the markets where the Company operates	25.0% to 41.0%	20.7% to 40.9%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%

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

The table below presents the percentage within a range by which the fair value exceeded the carrying value of our radio broadcasting licenses as of June 30, 2013 for 20 units of accounting (20 geographical markets) where the carrying values of the licenses are considered material to our financial statements (three of our 23 markets are considered immaterial). Rather than presenting the percentage separately for each unit of accounting, management’s opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the broadcasting licenses. In addition, the units of accounting are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

	Units Of Accounting As Of June 30, 2013 Based Upon The Valuation As Of June 30, 2013 Percentage Range By Which Fair Value Exceeds Carrying Value
	0% To 5%	Greater Than 5% To 10%	Greater Than 10% To 15%	Greater Than 15%
Number of units of accounting	3	5	3	9
Carrying value (in thousands)	$186,951	$271,733	$86,294	$171,769

Broadcasting Licenses Valuation At Risk

As a result of the second quarter 2013 impairment test of our broadcasting licenses, there were eight units of accounting where the fair value exceeded their carrying value by 10% or less as of June 30, 2013. In aggregate, these eight units of accounting at risk have a carrying value of $458.7 million. If overall market conditions or the performance of the economy deteriorates, advertising expenditures and radio industry results could be negatively impacted, including expectations for future growth. This could result in future impairment charges for these or other of our units of accounting.

Goodwill Impairment Test

We perform our annual goodwill impairment test during the second quarter of each year by evaluating our goodwill for each reporting unit. We determined that a radio market is a reporting unit and, in total, we assessed goodwill at 19 separate reporting units (four of our 23 reporting units have no goodwill recorded as of June 30, 2013). If the fair value of any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and we are required to perform a second step of the impairment test. In the second step, we compare the amount reflected in the balance sheet to the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation.

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

In step one of our goodwill analysis, we considered the results of the market approach and the income approach in computing the fair value of our reporting units. In the market approach, we applied an estimated market multiple of between seven and a half times and eight times to each reporting unit’s operating performance to calculate the fair value. This multiple was consistent with the multiple applied to all markets in the second quarter of 2012. Management believes that these approaches are an appropriate measurement given the current market valuations of broadcast radio stations together with the historical market transactions, including those in recent months. Factors contributing to the determination of the reporting unit’s operating performance were historical performance and management’s estimates of future performance.

In the income approach, we utilized the discounted cash flow method to calculate the fair value of the reporting unit (the key estimates and assumptions are included in the table below).

The following table reflects certain key estimates and assumptions that applied to our markets and were used in the second quarter of 2013 and in the second quarter of 2012, the date of the most recent prior impairment test:

	Second Quarter 2013	Second Quarter 2012
Discount rate	9.8%	10.0%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%
Market multiple used in step one of the market valuation approach	7.5x to 8.0x	7.5x to 8.0x

The results of step one indicated that it was not necessary to perform the second step analysis in any of the markets tested. As a result of the step one test, no impairment loss was recorded during the second quarter of 2013. We performed a reasonableness test by comparing the fair value results for goodwill (by using the implied multiple based on our consolidated cash flow performance and our current stock price) to prevailing radio broadcast transaction multiples.

If actual market conditions are less favorable than those projected by the industry or us, or if events occur or circumstances change that would reduce the fair value of our goodwill below the amount reflected in the balance sheet, we may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.

The table below presents the percentage within a range by which the fair value exceeded the carrying value of the reporting unit as of June 30, 2013 for 19 reporting units under step one of the goodwill impairment test during the second quarter of 2013. Rather than presenting the percentage separately for each reporting unit, management’s opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the reporting unit, including goodwill. In addition, the reporting units are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

	Reporting Units As Of June 30, 2013 Based Upon The Valuation As Of June 30, 2013 Percentage Range By Which Fair Value Exceeds Carrying Value
	0% To 5%	Greater Than 5% To 10%	Greater Than 10% To 15%	Greater Than 15%
Number of reporting units	2	1	—	16
Carrying value (in thousands)	$136,653	$127,532	$—	$509,989

Goodwill Valuation At Risk

As a result of the second quarter 2013 impairment test of our goodwill, there were three reporting units that exceeded the carrying value by 10% or less as of June 30, 2013. In aggregate, these three reporting units have a carrying value of $264.2 million, of which $4.4 million is goodwill. Future impairment charges may be required on these, or other of our reporting units, as the discounted cash flow and market-based models are subject to change based upon our performance, our stock price, peer company performance and their stock prices, overall market conditions, and the state of the credit markets.

Sensitivity Of Key Broadcasting Licenses And Goodwill Assumptions

If we were to assume a 100 basis point change in certain of our key assumptions (a reduction in the long-term revenue growth rate, a reduction in the operating performance cash flow margin and an increase in the weighted average cost of capital) used to determine the fair value of our broadcasting licenses and goodwill using the income approach during the second quarter of 2013, the following would be the incremental impact:

Sensitivity Analysis (1)
	Results Of Long-Term Revenue Growth Rate Decrease	Results Of Operating Performance Cash Flow Margin Decrease	Results Of Weighted Average Cost Of Capital Increase
	(amounts in thousands)
Broadcasting Licenses
Incremental broadcasting licenses impairment	$22,512	$2,896	$55,260

Goodwill (2)
Incremental goodwill impairment	$9,688	$—	$18,937

(1)	Each assumption used in the sensitivity analysis is independent of the other assumptions.
(2)	The sensitivity goodwill analysis is computed using data from testing goodwill using the income approach under step 1.

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

Operating profit is defined as profit before interest, depreciation and amortization, income tax and corporate allocation charges. Operating profit is then divided by broadcast revenues, net of agency and national representative commissions, to compute the operating profit margin. For the broadcast license fair value analysis, the projections of operating profit margin that are used are based upon industry operating profit norms, which reflect market size and station type. These margin projections are not specific to the performance of our radio stations in a market, but are predicated on the expectation that a new entrant into the market could reasonably be expected to perform at a level similar to a typical competitor. For the goodwill fair value analysis, the projections of operating margin for each market are based on the Company’s actual historical performance. If the outlook for the radio industry’s growth declines, then operating profit margins in both the broadcasting license and goodwill fair value analyses would be negatively impacted, which would decrease the value of those assets.

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

We are exposed to market risk from changes in interest rates on our variable rate senior debt. If the borrowing rates under LIBOR were to increase 1% above the current rates as of June 30, 2013, our interest expense on our senior debt, other than the Revolver, would remain flat on an annual basis as our Term Loan provides for a minimum LIBOR floor. The interest expense on our outstanding Revolver would be subject to variable interest rates. If our entire Revolver was outstanding as of June 30, 2013 and LIBOR increased by 1% above the current rates as of June 30, 2013, our interest expense would increase by $0.5 million. From time to time, we may seek to limit our exposure to interest rate volatility through the use of interest rate hedging instruments.

Assuming LIBOR remains flat, interest expense in 2013 should be lower due to the impact of the debt modification to our Credit Facility during the fourth quarter of 2012 and the continuing reduction to our outstanding debt.

As of June 30, 2013, there were no interest rate transactions outstanding.

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

ITEM 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

The following table provides information on our repurchases during the quarter ended June 30, 2013:

Period (1)	(a) Total Number Of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	(d) Maximum Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

April 1, 2013 - April 30, 2013	448	$7.44	—	$—

May 1, 2013 - May 31, 2013	59,241	$9.35	—	$—

June 1, 2013 - June 30, 2013	—	$—	—	$—

Total	59,689		—

(1)

In connection with employee tax obligations related to the vesting of restricted stock units during the three months ended June 30, 2013 and in accordance with elections by certain employees, we are deemed to have repurchased the following shares withheld to satisfy employees’ tax obligations: 448 shares at an average price of $7.44 per share in April 2013; and 59,241 shares at an average price of $9.35 per share in May 2013. These shares are included in the table above.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

N/A

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number	Description

3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007 and May 15, 2009. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)

4.01	Credit Agreement, dated as of November 23, 2011, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (3) (Originally filed as Exhibit 4.1)

4.02	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors
(as defined therein) and Wilmington Trust, National Association, as trustee. (3) (Originally filed as Exhibit 4.2)

4.03	Form of Note. (3) (Originally filed as Exhibit 4.3)

10.01	Employment Agreement, dated as of June 12, 2013, between Entercom Communications Corp. and Louise C. Kramer. (4)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

(1)	Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K as filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on November 25, 2011.
(4)	Filed herewith.
(5)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP. (Registrant)

Date: August 7, 2013	/S/ David J. Field
Name: David J. Field
Title: President and Chief Executive Officer
(principal executive officer)

Date: August 7, 2013	/S/ Stephen F. Fisher
Name: Stephen F. Fisher
Title: Executive Vice President and Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007 and May 15, 2009. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)

4.01	Credit Agreement, dated as of November 23, 2011, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (3) (Originally filed as Exhibit 4.1)

4.02	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors
(as defined therein) and Wilmington Trust, National Association, as trustee. (3) (Originally filed as Exhibit 4.2)

4.03	Form of Note. (3) (Originally filed as Exhibit 4.3)

10.01	Employment Agreement, dated as of June 12, 2013, between Entercom Communications Corp. and Louise C. Kramer. (4)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

(1)	Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K as filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on November 25, 2011.
(4)	Filed herewith.
(5)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.