Form 10-Q
period 2013-09-30
ENTERCOM COMMUNICATIONS CORP
filed 2013-11-12
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Class A common stock, $0.01 par value – 31,552,673 Shares Outstanding as of October 31, 2013

(Class A Shares Outstanding include 1,345,446 unvested and vested but deferred restricted stock units)

Class B common stock, $0.01 par value – 7,197,532 Shares Outstanding as of October 31, 2013.

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

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
ASSETS:
Cash and cash equivalents	$6,569	$8,923
Accounts receivable, net of allowance for doubtful accounts	71,523	70,955
Prepaid expenses, deposits and other	5,497	3,649
Prepaid and refundable federal and state income taxes	56	47
Deferred tax assets	2,445	2,445

Total current assets	86,090	86,019
Net property and equipment	45,239	51,677
Radio broadcasting licenses	718,656	718,656
Goodwill	39,103	39,103
Assets held for sale	2,090	—
Deferred charges and other assets, net of accumulated amortization	15,980	20,126

TOTAL ASSETS	$907,158	$915,581

LIABILITIES:
Accounts payable	$428	$400
Accrued expenses	14,945	14,205
Other current liabilities	18,765	12,253
Financing method lease obligations, current portion	—	12,610
Long-term debt, current portion	31	9,808

Total current liabilities	34,169	49,276

Long-term debt, net of current portion	525,591	560,133
Deferred tax liabilities	39,306	26,226
Other long-term liabilities	24,826	15,229

Total long-term liabilities	589,723	601,588

Total liabilities	623,892	650,864

CONTINGENCIES AND COMMITMENTS
SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	387	384
Additional paid-in capital	603,876	601,847
Accumulated deficit	(320,997)	(337,514)

Total shareholders’ equity	283,266	264,717

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$907,158	$915,581

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,
	2013	2012	2013	2012
NET REVENUES	$98,436	$102,295	$278,035	$286,832

OPERATING EXPENSE:
Station operating expenses, including non-cash compensation expense	67,104	63,719	191,040	191,120
Depreciation and amortization expense	2,041	2,746	6,557	8,242
Corporate general and administrative expenses, including non-cash compensation expense	6,039	6,329	17,887	19,159
Impairment loss	—	—	850	22,307
Net time brokerage agreement (income) fees	—	(4)	—	238
Net (gain) loss on sale or disposal of assets	(34)	120	(1,625)	123

Total operating expense	75,150	72,910	214,709	241,189

OPERATING INCOME (LOSS)	23,286	29,385	63,326	45,643

OTHER (INCOME) EXPENSE:
Net interest expense	11,038	13,285	33,822	40,854
Net (gain) loss on derivative instruments	—	—	—	(1,346)
Net (gain) loss on investments	—	50	—	50
Other income	—	(35)	(93)	(81)

TOTAL OTHER EXPENSE	11,038	13,300	33,729	39,477

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	12,248	16,085	29,597	6,166
INCOME TAXES (BENEFIT)	5,373	7,908	13,080	2,245

NET INCOME (LOSS)	$6,875	$8,177	$16,517	$3,921

NET INCOME PER SHARE—BASIC	$0.18	$0.22	$0.44	$0.11

NET INCOME PER SHARE—DILUTED	$0.18	$0.22	$0.43	$0.10

WEIGHTED AVERAGE SHARES:
Basic	37,385,753	36,735,215	37,334,620	36,704,001

Diluted	38,153,422	37,547,645	38,208,979	37,662,184

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND YEAR ENDED DECEMBER 31, 2012

(amounts in thousands, except share data)

(unaudited)

						Retained
	Common Stock				Additional	Earnings
	Class A		Class B		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, December 31, 2011	31,044,001	$310	7,197,532	$72	$597,327	$(348,798)	$248,911
Net income (loss)	—	—	—	—	—	11,268	11,268
Compensation expense related to granting of stock options	—	—	—	—	210	—	210
Compensation expense related to granting of restricted stock units	280,072	3	—	—	5,541	—	5,544
Exercise of stock options	101,350	1	—	—	134	—	135
Purchase of vested employee restricted stock units	(199,376)	(2)	—	—	(1,365)	—	(1,367)
Forfeitures of dividend equivalents	—	—	—	—	—	16	16

Balance, December 31, 2012	31,226,047	312	7,197,532	72	601,847	(337,514)	264,717
Net income (loss)	—	—	—	—	—	16,517	16,517
Compensation expense related to granting of stock options	—	—	—	—	37	—	37
Compensation expense related to granting of restricted stock units	298,270	3	—	—	2,940	—	2,943
Exercise of stock options	153,782	1	—	—	218	—	219
Purchase of vested employee restricted stock units	(138,676)	(1)	—	—	(1,166)	—	(1,167)

Balance, September 30, 2013	31,539,423	$315	7,197,532	$72	$603,876	$(320,997)	$283,266

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$16,517	$3,921
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,557	8,242
Amortization of deferred financing costs (including original issue discount)	3,261	3,465
Net deferred taxes (benefit) and other	13,080	2,245
Provision for bad debts	657	64
Net (gain) loss on sale or disposal of assets	(1,625)	123
Non-cash stock-based compensation expense	2,980	3,982
Net (gain) loss on investments	—	50
Net (gain) loss on derivatives	—	(1,346)
Deferred rent	126	514
Unearned revenue—long-term	(61)	134
Deferred compensation	1,587	1,400
Impairment loss	850	22,307
Accretion expense, net of asset retirement obligation payments	16	(93)
Other income	(93)	(81)
Changes in assets and liabilities:
Accounts receivable	(1,216)	(9,881)
Prepaid expenses and deposits	(1,844)	880
Prepaid and refundable income taxes	—	264
Accounts payable and accrued liabilities	2,230	2,227
Accrued interest expense	4,311	8,319
Accrued liabilities—long-term	(1,055)	(839)
Prepaid expenses—long-term	200	657

Net cash provided by (used in) operating activities	46,478	46,554

INVESTING ACTIVITIES:
Additions to property and equipment	(3,502)	(1,787)
Proceeds from sale of property, equipment, intangibles and other assets	8	28
Purchases of radio station assets	—	(25,325)
Deferred charges and other assets	(4)	(797)
Proceeds from investments and capital projects	137	444

Net cash provided by (used in) investing activities	(3,361)	(27,437)

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2013	2012
FINANCING ACTIVITIES:
Deferred financing expenses related to the senior unsecured notes	—	(167)
Borrowing under the revolving senior debt	23,000	30,000
Payments of long-term debt	(67,523)	(45,521)
Proceeds from the exercise of stock options	219	120
Purchase of vested employee restricted stock units	(1,167)	(530)
Payment of dividend equivalents on vested restricted stock units	—	(43)

Net cash provided by (used in) financing activities	(45,471)	(16,141)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,354)	2,976
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,923	3,625

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,569	$6,601

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$26,378	$29,068

Income taxes	$69	$99

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

Separate condensed consolidating financial information is not included as Entercom Communications Corp. does not have independent assets or operations, Entercom Radio, LLC is a 100% owned finance subsidiary of Entercom Communications Corp., and all guarantees by Entercom Communications Corp. and its subsidiaries are full, unconditional (subject to the customary automatic release provisions), joint and several under its senior credit facility and are full, unconditional, joint and several under its senior unsecured notes.

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

The following table presents the changes in broadcasting licenses for the periods indicated:

	Broadcasting Licenses
	Carrying Amount
	2013	2012
	(amounts in thousands)
Beginning of period balance as of January 1,	$718,656	$715,902
Impairment loss	—	(22,307)
Acquisitions	—	25,061

Ending period balance as of September 30,	$718,656	$718,656

The following table presents the changes in goodwill for each of the periods indicated:

	Goodwill Carrying Amount
	2013	2012
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$164,718	$164,506
Accumulated loss on impairment as of January 1,	(125,615)	(125,615)

Goodwill beginning balance after cumulative loss on impairment as of January 1,	39,103	38,891
Acquisitions	—	212

Goodwill ending balance as of September 30,	$39,103	$39,103

Broadcasting Licenses Impairment Test

The Company performs its annual broadcasting license impairment test during the second quarter of each year by evaluating its broadcasting licenses for impairment at the market level using the direct method.

Each market’s broadcasting licenses are combined into a single unit of accounting for purposes of testing impairment, as the broadcasting licenses in each market are operated as a single asset. The Company determines the fair value of the broadcasting licenses in each of its markets by relying on a discounted cash flow approach (a 10-year income model) assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The Company’s fair value analysis contains assumptions based upon past experience and reflects expectations of industry observers and includes judgments about future performance using industry normalized information for an average station within a certain market. These assumptions include, but are not limited to: (1) the discount rate; (2) the market share and profit margin of an average station within a market, based upon market size and station type; (3) the forecast growth rate of each radio market; (4) the estimated capital start-up costs and losses incurred during the early years; (5) the likely media competition within the market area; (6) the tax rate; and (7) future terminal values.

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

There were no events or circumstances since the second quarter of 2013 that indicated an interim review of broadcasting licenses was required.

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

Goodwill Impairment Testing During The Second Quarter Ended June 30, 2013

The Company completed its annual goodwill impairment test during the second quarter of 2013 and the results indicated that there was no impairment as the fair value was greater than the carrying value.

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

3. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	September 30,	December 31,
	2013	2012
	(amounts in thousands)
Accrued compensation	$5,813	$4,820
Accounts receivable credits	2,309	1,894
Advertiser obligations	1,088	1,083
Accrued interest payable	7,744	3,432
Other	1,811	1,024

	$18,765	$12,253

4. LONG-TERM DEBT

(A) Senior Debt

The Credit Facility

As of September 30, 2013, the amount outstanding under the term loan component (the “Term B Loan”) of the Company’s senior secured credit facility (the “Credit Facility”) was $308.0 million. There was no amount outstanding under the revolving credit facility component (the “Revolver”) of the Company’s Credit Facility. The maximum available amount of the Revolver, which includes the impact of an outstanding letter of credit, was $49.6 million as of September 30, 2013. The amount of the Revolver actually available to the Company is a function of covenant compliance at the time of borrowing.

On November 23, 2011, the Company entered into a credit agreement with a syndicate of lenders for a $425 million Credit Facility that is comprised of: (a) a $50 million Revolver that matures on November 23, 2016; and (b) a $375 million Term B Loan that matures on November 23, 2018.

The Term B Loan requires mandatory prepayments equal to 50% of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs, depending on the Consolidated Leverage Ratio. The Excess Cash Flow payment is due in the first quarter of each year and the amount of the payment is based on the Excess Cash Flow and Leverage Ratio for the prior year. The Company estimates that the Excess Cash Flow payment, which is due in the first quarter of 2014, has been fully paid as of September 30, 2013. The amount of the Excess Cash Flow prepayment required is subject to change based on actual results, which could differ materially from the Company’s financial projections as of September 30, 2013. The Company funded the prepayment using cash from operating activities.

As of September 30, 2013, the Company is in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenants is highly dependent on its results of operations. Management believes that over the next 12 months the Company can continue to maintain compliance. The Company’s operating cash flow is positive, and management believes that it is adequate to fund the Company’s operating needs. Management believes that cash on hand and cash from operating activities, together with available borrowings under the Revolver, will be sufficient to permit the Company to meet its liquidity requirements over the next 12 months, including its debt repayments. As a result, the Company has not been required to rely upon, and the Company does not anticipate being required to rely upon, the Revolver to fund its operations.

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

As of September 30, 2013, the Company’s Consolidated Leverage Ratio was 4.8 times versus a covenant limit of 6.5 times and the Consolidated Interest Coverage Ratio was 2.6 times versus a covenant minimum of 1.6 times. These covenants become more restrictive over time.

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

(C) Net Interest Expense

The components of net interest expense are as follows:

	Net Interest Expense
	Nine Months Ended
	September 30,
	2013	2012
	(amounts in thousands)
Interest expense	$30,564	$36,005
Amortization of deferred financing costs	3,058	3,283
Amortization of original issue discount of senior notes	203	182
Interest expense on interest rate hedging agreements	—	1,392
Interest income and other investment income	(3)	(8)

Total net interest expense	$33,822	$40,854

	Net Interest Expense
	Three Months Ended
	September 30,
	2013	2012
	(amounts in thousands)
Interest expense	$9,965	$12,114
Amortization of deferred financing costs	1,005	1,111
Amortization of original issue discount of senior notes	69	62
Interest expense on interest rate hedging agreements	—	—
Interest income and other investment income	(1)	(2)

Total net interest expense	$11,038	$13,285

5. TOWER SALE AND LEASEBACK

During the fourth quarter of 2009, the Company completed the sale of certain tower facilities for $12.6 million in cash. At the same time, the Company entered into leases for space on the towers at most of these sites for use by the Company’s radio stations. The sale agreement included the opportunity for additional cash consideration for the Company through an earn-out which would be paid to the Company if the buyer met agreed upon revenue targets during the earn-out period. The earn-out constituted a continuing involvement by the Company that precluded sale and leaseback accounting until the earn-out period was complete. As a result of its continuing involvement in the tower facilities, the Company recorded a $12.6 million finance method lease obligation when the cash from the sale was received. On June 23, 2013, the earn-out period ended, and it was determined that the Company was not entitled to receive any additional compensation.

With the earn-out complete, the Company applied the guidance under sale and leaseback accounting during the second quarter of 2013. As a result, the Company eliminated its finance method lease obligation of $12.6 million and also recorded a current and deferred gain of $1.6 million and $9.9 million, respectively. Both the elimination of the finance method lease obligation and the recording of the gain were non cash. The current gain is included in the statement of operations under net (gain) loss on sale or disposal of assets. The deferred gain will be amortized on a straight-line basis over the remaining life of the lease, which was 16.5 years as of June 2013, and during this period the gain will be reflected as a net (gain) loss on sale or disposal of assets. As of September 30, 2013, the Company recorded on the balance sheet $0.6 million of deferred gain as a short-term liability under other current liabilities and $9.1 million of deferred gain as a long-term liability under other long-term liabilities. For the nine and three months ended September 30, 2013, the Company recorded $0.2 million for each period as amortization of deferred gain. All of the leases were accounted for as operating leases.

Minimum rental commitments at September 30, 2013 for these non-cancellable leases are as follows:

Minimum Rental Commitments Under Sale And Leaseback
As of September 30, 2013
Operating
Leases
(amounts in thousands)
Years ending December 31,
2013	$194
2014	792
2015	816
2016	840
2017	865
Thereafter	12,447

Total	$15,954

6. DERIVATIVES AND HEDGING ACTIVITIES

The Company from time to time enters into derivative financial instruments, including interest rate exchange agreements and interest rate collar agreements, to manage its exposure to fluctuations in interest rates.

As of September 30, 2013, there were no derivative interest rate transactions outstanding.

7. SHARE-BASED COMPENSATION

Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.

Restricted Stock Units (“RSUs”) Activity

The following is a summary of the changes in RSUs under the Plan during the current period:

		Number		Weighted	Aggregate
		Of	Weighted	Average	Intrinsic
		Restricted	Average	Remaining	Value As Of
		Stock	Purchase	Contractual	September 30,
	Period Ended	Units	Price	Term (Years)	2013
RSUs outstanding as of:	December 31, 2012	1,481,268
RSUs awarded		341,377
RSUs released		(434,842)
RSUs forfeited		(43,107)

RSUs outstanding as of:	September 30, 2013	1,344,696	$—	1.1	$11,806,431

RSUs vested and expected to vest as of:	September 30, 2013	1,251,546	$—	1.1	$10,224,751

RSUs exercisable (vested and deferred) as of:	September 30, 2013	86,996	$—	—	$763,825

Weighted average remaining recognition period in years		2.2

Unamortized compensation expense, net of estimated forfeitures		$5,318,998

Options

Option Activity

The following table provides summary information related to the exercise of stock options:

	Nine Months Ended September 30,
Other Option Disclosures	2013	2012
	(amounts in thousands)
Intrinsic value of options exercised	$1,093	$446

Tax benefit from options exercised (1)	$415	$169

Cash received from exercise price of options exercised	$221	$120

(1)	Amount excludes impact from suspended income tax benefits and/or valuation allowances.

The following table presents the option activity during the current period under the Plan:

				Weighted	Intrinsic
			Weighted	Average	Value
			Average	Remaining	As Of
		Number Of	Exercise	Contractual	September 30,
	Period Ended	Options	Price	Term (Years)	2013
Options outstanding as of:	December 31, 2012	742,550	$2.39
Options granted		5,000	8.72
Options exercised		(153,782)	1.44
Options forfeited		(3,625)	1.34
Options expired		(11,875)	10.16

Options outstanding as of:	September 30, 2013	578,268	$2.54	5.3	$3,938,379

Options vested and expected to vest as of:	September 30, 2013	577,466	$2.53	5.3	$3,938,280

Options vested and exercisable as of:	September 30, 2013	571,018	$2.47	5.2	$3,932,860

Weighted average remaining recognition period in years		2.7

Unamortized compensation expense, net of estimated forfeitures		$27,367

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
		Number Of	Weighted		Number Of
		Options	Average	Weighted	Options	Weighted
Range Of		Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices		September 30,	Contractual	Exercise	September 30,	Exercise
From	To	2013	Life	Price	2013	Price
$1.34	$2.02	522,518	5.3	$1.34	522,518	$1.34
$4.76	$6.62	16,000	6.0	$5.58	13,750	$5.43
$8.72	$11.31	15,000	6.2	$10.39	10,000	$11.23
$11.69	$11.78	15,750	4.3	$11.72	15,750	$11.72
$33.90	$48.21	9,000	1.0	$37.72	9,000	37.72

$1.34	$48.21	578,268	5.3	$2.54	571,018	$2.47

Recognized Non-Cash Stock-Based Compensation Expense

The following summarizes recognized non-cash stock-based compensation expense, which consists primarily of RSUs:

	Nine Months Ended
	September 30,
	2013	2012
	(amounts in thousands)
Station operating expenses	$522	$433
Corporate general and administrative expenses	2,458	3,549

Stock-based compensation expense included in operating expenses	2,980	3,982
Income tax benefit (1)	791	1,119

Net stock-based compensation expense	$2,189	$2,863

	Three Months Ended
	September 30,
	2013	2012
	(amounts in thousands)
Station operating expenses	$187	$169
Corporate general and administrative expenses	695	1,097

Stock-based compensation expense included in operating expenses	882	1,266
Income tax benefit (1)	230	358

Net stock-based compensation expense	$652	$908

8. NET INCOME (LOSS) PER COMMON SHARE

For the periods indicated, the following tables present the computations of basic and diluted net income (loss) per share:

	Nine Months Ended
	September 30, 2013			September 30, 2012
	(amounts in thousands, except share and per share data)
			Net Income			Net Income
	Net Income		(Loss)	Net Income		(Loss)
	(Loss)	Shares	Per Share	(Loss)	Shares	Per Share
Basic net income (loss) per common share:	$16,517	37,334,620	$0.44	$3,921	36,704,001	$0.11

Impact of dilutive equity awards		874,359			958,183

Diluted net income (loss) per common share:	$16,517	38,208,979	$0.43	$3,921	37,662,184	$0.10

	Three Months Ended
	September 30, 2013			September 30, 2012
	(amounts in thousands, except share and per share data)
			Net Income			Net Income
	Net Income		(Loss)	Net Income		(Loss)
	(Loss)	Shares	Per Share	(Loss)	Shares	Per Share
Basic net income (loss) per common share:	$6,875	37,385,753	$0.18	$8,177	36,735,215	$0.22

Impact of dilutive equity awards		767,669			812,430

Diluted net income (loss) per common share:	$6,875	38,153,422	$0.18	$8,177	37,547,645	$0.22

Incremental Shares Disclosed As Anti-Dilutive

For the periods indicated, the following table provides the incremental shares excluded as they were anti-dilutive under the treasury stock method:

	Nine Months Ended
	September 30,
Impact Of Equity Awards	2013	2012
	(amounts in thousands,
	except per share data)
Dilutive or anti-dilutive for all potentially dilutive equivalent shares	dilutive	dilutive
Excluded shares as anti-dilutive under the treasury stock method:
Options	38	51

Price range of options: from	$8.79	$6.36

Price range of options: to	$48.21	$48.21

RSUs with service conditions	242	1,109
RSUs with service and market conditions as market conditions not met	200	200

Total RSUs	442	1,309

	Three Months Ended
	September 30,
Impact Of Equity Awards	2013	2012
	(amounts in thousands,
	except per share data)
Dilutive or anti-dilutive for all potentially dilutive equivalent shares	dilutive	dilutive
Excluded shares as anti-dilutive under the treasury stock method:
Options	36	49

Price range of options: from	$8.79	$6.34

Price range of options: to	$48.21	$48.21

RSUs with service conditions	6	956
RSUs with service and market conditions as market conditions not met	200	200

Total RSUs	206	1,156

9. INCOME TAXES

Tax Rates For The Nine Months And Three Months Ended September 30, 2013

The effective income tax rates were 44.2% and 43.9% for the nine months and three months ended September 30, 2013, respectively. These rates were impacted by an adjustment for expenses that are not deductible for tax purposes and an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill.

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

Deferred Tax Assets And Liabilities

As of September 30, 2013 and December 31, 2012, net deferred tax liabilities were $36.9 million and $23.8 million, respectively. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

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

September 30, 2013
Value Measurements At Reporting Date Using
Quoted Prices
In Active
		Markets For	Significant
		Identical	Other	Significant
		Assets Or	Observable	Unobservable
		Liabilities	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
(amounts in thousands)
Assets
Cash equivalents (1)	$4,925	$4,925	$—	$—

Liabilities
Deferred Compensation (2)	$9,700	$9,700	$—	$—

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

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis along with the fair value measurement of the impairment loss recognized:

Assets Subject To Non-Recurring Fair Value Measurement
December 31, 2012
Based Upon The Valuation As Of June 30, 2012
Fair Value Measurements Using
Quoted Prices
		In Active			For The Nine
		Markets For	Significant		Months Ended
		Identical	Other	Significant	September 30,
		Assets Or	Observable	Unobservable	2012
		Liabilities	Inputs	Inputs	Impairment
Description	Total	(Level 1)	(Level 2)	(Level 3)	Loss
(amounts in thousands)
Radio broadcasting licenses	$100,512	$—	$—	$100,512	$22,307

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

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	September 30,		December 31,
	2013		2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(amounts in thousands)
Credit Facility (1)	$308,000	$309,540	$352,500	$356,686

Senior Notes (2)	$217,552	$246,922	$217,349	$241,257

Finance method lease obligations (3)	$—		$12,610

Letter of credit (4)	$370		$570

The following methods and assumptions were used to estimate the fair value of financial instruments:

(1)	The Company’s determination of the fair value of the Credit Facility was based on quoted prices for similar instruments and is considered a Level 3 measurement.
(2)	The Company utilizes a Level 2 valuation input based upon the market trading prices of the Senior Notes to compute the fair value as these Senior Notes are traded in the debt securities market.
(3)	The Company does not believe it is practicable to estimate the fair value of the finance method lease obligation as it is highly unlikely that the Company will be required to repay the amount outstanding.
(4)	The Company does not believe it is practicable to estimate the fair value of the outstanding standby letter of credit and does not expect any material loss since the performance of the letter of credit is not likely to be required.

11. ASSETS HELD FOR SALE

Land Assets Held For Sale

Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. In the second quarter of 2013, management determined that it had met all of the criteria to reflect certain land it no longer used as held for sale. As of September 30, 2013, the Company classified land in the amount of $2.1 million as assets held for sale. The land formerly served as a transmitter site in one of the Company’s markets.

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

14. SUBSEQUENT EVENTS

Events occurring after September 30, 2013, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included.

ITEM 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2013. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the nine and three months ended September 30, 2013 as compared to the comparable periods in the prior year. Our results of operations during the relevant periods represent the operations of the radio stations owned and operated by us.

We evaluate net revenues, station operating expenses and operating income by comparing the performance of stations owned or operated by us throughout a relevant period to the performance of those same stations in the prior period whether or not owned or operated by us. Same station comparisons are used by us and those in the industry to assess the effect of acquisitions and dispositions on our operations throughout the periods measured. For those acquisitions and dispositions that management considers material, we include these stations in our same station computations. The acquisition noted below was not considered material.

On May 1, 2012, we commenced operations under a time brokerage agreement (“TBA”) of KBLX-FM, a station licensed to San Francisco, California. On June 28, 2012, we acquired KBLX-FM for $25.0 million in cash.

Results Of Operations For The Year-To-Date

The following significant factors affected our results of operations for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012:

During the second quarter of 2013, we recorded a non-cash gain of $1.6 million from the sale in 2009 of certain towers under sale and leaseback accounting.

During November 2012, a modification of our senior secured credit facility (our “Credit Facility”) reduced our interest rates.

In June 2012, we acquired KBLX-FM, a station serving the San Francisco, California, market, for $25.0 million in cash. We commenced operations of KBLX-FM under a TBA on May 1, 2012 that increased our revenues, station operating expenses, depreciation and amortization expense and interest expense.

During the second quarter of 2012, we recorded an impairment loss of $22.3 million as a result of a write-down in the carrying value of certain broadcasting licenses.

In the third quarter of 2012, we recorded a $2.0 million music royalty expense credit as a result of an industry settlement with Broadcast Music, Inc. (“BMI”) for fees paid in prior years.

Nine Months Ended September 30, 2013 As Compared To The Nine Months Ended September 30, 2012
	NINE MONTHS ENDED
	2013	2012	% Change
	(dollars in millions)
NET REVENUES	$278.0	$286.8	(3%)
OPERATING EXPENSE:
Station operating expenses	191.0	191.1	(0%)
Depreciation and amortization expense	6.6	8.2	(20%)
Corporate general and administrative expenses	17.9	19.2	(7%)
Other operating expenses	(0.8)	22.7

Total operating expense	214.7	241.2	(11%)

OPERATING INCOME (LOSS)	63.3	45.6	39%

OTHER (INCOME) EXPENSE:
Net interest expense	33.8	40.9	(17%)
Other income and expense	(0.1)	(1.4)

TOTAL OTHER EXPENSE	33.7	39.5	(15%)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	29.6	6.1	385%

INCOME TAXES (BENEFIT)	13.1	2.2	495%

NET INCOME (LOSS)	$16.5	$3.9	323%

Net Revenues

Net revenues were down versus the prior year due to sluggish demand for advertising as total radio ad sales in our markets declined in the first nine months of the year. In addition, the prior year benefited from the influx of advertising from political candidates and groups primarily due to the high number of state and federal elections during this period.

Net revenues increased the most for our stations in the Kansas City and Portland markets, offset by revenue decreases for our stations located in the Boston and Seattle markets. Net revenues were favorably impacted by: (1) our acquisition of KBLX-FM which we began operating on May 1, 2012 under a TBA; and (2) our joint sales agreement that was effective July 1, 2012 with two Gainesville stations not owned by us.

Due to the continued uncertainties surrounding the economy, it is difficult for management to provide any guidance on future revenue trends.

Station Operating Expenses

Station operating expenses decreased marginally primarily due to cost reduction initiatives and a reduction in certain variable sales costs that were dependent on the decline in net revenues. Also, last year’s expenses benefited from a $2.0 million music royalty expense credit as a result of an industry settlement with BMI for fees paid by us to BMI in prior years.

Depreciation And Amortization Expense

Depreciation and amortization expense decreased in 2013 primarily due to a trend of lower capital expenditure requirements over the past several years.

Corporate General And Administrative Expenses

Corporate general and administrative expenses decreased primarily due to a decline in non-cash compensation expense of $1.0 million related to the issuance of equity awards.

Operating Income

Operating income increased as the prior year included an impairment loss of $22.3 million in our Boston market in connection with our review of broadcasting licenses and goodwill. Operating income also increased due to: (1) a $1.6 million decrease in depreciation and amortization expense; and (2) a $1.3 million decrease in corporate general and administrative expenses.

The increase in operating income was offset by a decrease in net revenues of $8.8 million.

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

Income Taxes (Benefit)

For the current period, the income tax rate was 44.2%, which includes an adjustment for expenses that are not deductible for tax purposes and an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. We estimate that our 2013 annual tax rate before discrete items, which may fluctuate from quarter to quarter, will be in the low 40% range.

For the prior period, the income tax rate was 36.4%, which includes an adjustment for expenses that are not deductible for tax purposes, and the recognition of an additional tax benefit related to discrete items arising during the period.

As of September 30, 2013 and December 31, 2012, our net deferred tax liabilities were $36.9 million and $23.8 million, respectively. The deferred tax liabilities primarily relate to differences between the book and tax bases of our broadcasting licenses and goodwill.

Net Income (Loss)

The increase in net income (loss) was primarily attributable to the reasons described above under Income Before Income Taxes and Income Taxes (Benefit).

Results Of Operations For The Quarter

The following significant factors affected our results of operations for the three months ended September 30, 2013 as compared to the same period in the prior year:

During November 2012, a modification of our Credit Facility reduced our interest rates.

During the third quarter of 2012, we recorded a $2.0 million music royalty expense credit as a result of an industry settlement with BMI for fees paid by us to BMI in prior years.

Three Months Ended September 30, 2013 As Compared To The Three Months Ended September 30, 2012
	THREE MONTHS ENDED
	SEPTEMBER 30,
	2013	2012	% Change
	(dollars in millions)
NET REVENUES	$98.4	$102.3	(4%)
OPERATING EXPENSE:
Station operating expenses	67.1	63.7	5%
Depreciation and amortization expense	2.0	2.7	(26%)
Corporate general and administrative expenses	6.0	6.3	(5%)
Other operating expenses	—	0.2

Total operating expense	75.1	72.9	3%

OPERATING INCOME (LOSS)	23.3	29.4	(21%)

OTHER (INCOME) EXPENSE:
Net interest expense	11.0	13.3	(17%)
Other income and expense	0.1	—

TOTAL OTHER EXPENSE	11.1	13.3	(17%)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	12.2	16.1	(24%)

INCOME TAXES (BENEFIT)	5.3	7.9	(33%)

NET INCOME (LOSS)	$6.9	$8.2	(16%)

Net Revenues

Net revenues decreased due to a combination of limited growth in radio advertising sales in our markets during the quarter as well as the Company’s relative sales performance. In addition, the prior year benefited from the influx of advertising from political candidates and groups primarily due to the high number of state and federal elections during this period.

Net revenues increased the most for our stations in the Portland and Sacramento markets, offset by a decrease for our stations in the Boston and Seattle markets.

Station Operating Expenses

The increase in station operating expenses was primarily due to: (1) the unfavorable comparison to the prior year which included a $2.0 million music royalty expense credit as a result of an industry settlement with BMI for fees paid by us to BMI in prior years; and (2) an increase in marketing expenses associated with the launch of several new radio station formats.

The increase in station operating expenses was offset by a decrease in sales costs, which vary with revenues, due to the decrease in net revenues.

Depreciation And Amortization Expense

Depreciation and amortization expense decreased due to our recent history of decreased levels of capital expenditure requirements over the past several years.

Corporate General And Administrative Expenses

Corporate general and administrative expenses decreased primarily due to: (1) a decline in estimated incentive compensation; and (2) a decline in non-cash compensation expense related to the issuance of equity awards.

Operating Income

Operating income decreased primarily due to: (1) a $3.8 million decrease in net revenues; and (2) a $3.4 million increase in station operating expenses.

Interest Expense

The decrease in interest expense was primarily due to: (1) lower outstanding debt upon which interest is computed.; and (2) lower interest rates as a result of the November 2012 modification to our Credit Facility.

Income (Loss) Before Income Taxes (Benefit)

The decrease was primarily attributable to the decrease in operating income, offset by a decrease in interest expense.

Income Taxes (Benefit)

For the current period, the income tax rate was 43.9%, which primarily reflects adjustments for expenses that are not deductible for tax purposes and an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill.

For the prior period, income tax expense was 49.2%, which includes adjustments for expenses that are not deductible for tax purposes, and the recognition of tax benefits related to discrete items arising during the period. The income tax rate before discrete items was higher than the expected low 40% range primarily due to the negative impact to income before income taxes of the impairment loss recorded during the second quarter of 2012.

Net Income (Loss)

The net change in net income (loss) was primarily attributable to the reasons described above under Income Before Income Taxes and Income Taxes (Benefit).

Liquidity And Capital Resources

Liquidity

As of September 30, 2013, we had $308.0 million outstanding under our Credit Facility and $220 million in principal for our 10.5% senior unsecured notes (the “Senior Notes”). In addition, we have a $0.4 million letter of credit. As of September 30, 2013, we had $6.6 million in cash and cash equivalents.

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

The undrawn amount of the Revolver was $49.6 million as of September 30, 2013. The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of September 30, 2013, we would not be limited in these borrowings.

The Term B Loan requires annual mandatory prepayments of a portion of our Excess Cash Flow. We estimate that the Excess Cash Flow payment, which is due in the first quarter of 2014, has been fully paid as of September 30, 2013. The amount of the Excess Cash Flow prepayment required is subject to change based on actual results, which could differ materially from our financial projections as of September 30, 2013. We funded the prepayment using cash from operating activities.

As of September 30, 2013, we are in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations. A default under our Credit Facility or the indenture governing our Senior Notes could cause a cross default in the other. Any event of default could have a material adverse effect on our business and financial condition.

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

Credit Facility’s Financial Covenants

As of September 30, 2013, our Consolidated Leverage Ratio was 4.8 times versus a covenant maximum of 6.5 times and our Consolidated Interest Coverage Ratio was 2.6 times versus a covenant minimum of 1.6 times. These covenants become more restrictive over time.

The following tables present the computations as defined under our Credit Facility:

Consolidated Leverage Ratio Computations:
(amounts in thousands, except ratios)
Numerator: Consolidated Funded Indebtedness
Senior debt outstanding	$308,069
Senior Notes at maturity	220,000
Letter of credit outstanding	370

Total debt outstanding	528,439
Less cash outstanding, not to exceed $40 million	(6,569)

Consolidated Funded Indebtedness	$521,870

Denominator: Consolidated Operating Cash Flow
Net income	$23,864
Income taxes	23,309
Depreciation and amortization	9,154
Impairment loss	850
Interest expense	46,418
Non-cash compensation expense	4,749
Deferred non-cash charges	1,728
Unusual gains not in the ordinary course of business	(1,646)
Loss on debt extinguishment	747
Pro forma for tower disposition as of beginning of period	(581)

Consolidated Operating Cash Flow	$108,592

Consolidated Leverage Ratio	4.81

Consolidated Interest Coverage Ratio Computations:
(amounts in thousands, except ratios)
Numerator: Consolidated Operating Cash Flow	$108,592

Denominator: Consolidated Interest Charges
Interest expense	$46,418
Less: Interest income and certain deferred financing expense	(4,451)
Less: Interest expense associated with the tower transaction	(581)

Consolidated Interest Charges	$41,386

Consolidated Interest Coverage Ratio	2.62

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

Finance Method Lease Obligation

On June 23, 2013, we eliminated our finance method lease obligation of $12.6 million and recorded a current and deferred gain on the disposition of the towers of $1.6 million and $9.9 million, respectively. We recorded this transaction during the second quarter of 2013 as a non-cash reduction of debt and non-cash recognition of gain.

Operating Activities

Net cash flows provided by operating activities were $46.5 million and $46.6 million for the nine months ended September 30, 2013 and 2012, respectively. The cash flows from operating activities remained relatively flat as the following factors primarily offset each other: a decrease in net revenues of $8.8 million and a decrease in accounts receivable working capital needs of $8.7 million.

Investing Activities

Net cash flows used in investing activities were $3.4 million and $27.4 million for the nine months ended September 30, 2013 and 2012, respectively.

For the nine months ended September 30, 2013, the cash used in investing activities primarily reflects the additions to property and equipment of $3.5 million. For the nine months ended September 30, 2012, the cash used in investing activities primarily reflects the acquisition of radio station assets of $25.0 million.

Financing Activities

Net cash flows used in financing activities were $45.5 million and $16.1 million for the nine months ended September 30, 2013 and 2012, respectively.

For the nine months ended September 30, 2013 and 2012, the cash flows used in financing activities primarily reflect the reduction to our net borrowings of $44.5 million and $15.5 million, respectively.

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

Income Taxes

During the nine months ended September 30, 2013, we paid a nominal amount in state income taxes. We anticipate that it will not be necessary to make any quarterly estimated federal or state income tax payments for the remainder of 2013 based upon available net operating loss carryovers, existing prepayments and expected quarterly income subject to tax.

Contractual Obligations

There have been no material changes from the contractual obligations listed in our Form 10-K for the year ended December 31, 2012, filed with the SEC on February 27, 2013.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements, other than as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 27, 2013.

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

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of September 30, 2013, we have recorded approximately $757.8 million in radio broadcasting licenses and goodwill, which represents 84% of our total assets at that date. We must conduct impairment testing at least annually, or more frequently, if events or changes in circumstances indicate that the assets might be impaired, and charge to operations an impairment expense in the periods in which the recorded value of these assets is more than their fair value. Any such impairment could be material. After an impairment expense is recognized, the recorded value of these assets will be reduced by the amount of the impairment expense and that result will be the assets’ new accounting basis. In 2012, 2009 and 2008, we recorded impairment losses of $22.3 million, $67.7 million and $835.7 million, respectively.

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

There were no events or circumstances since the second quarter of 2013 that indicated an interim review of broadcasting licenses was required.

If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the fair value of our broadcasting licenses below the amount reflected in the balance sheet, we may be required to recognize impairment charges, which could be material, in future periods.

Broadcasting Licenses Valuation At Risk

As a result of the second quarter 2013 impairment test of our broadcasting licenses, there were eight units of accounting where the fair value exceeded their carrying value by 10% or less as of June 30, 2013. In aggregate, these eight units of accounting have a carrying value of $458.7 million. If overall market conditions or the performance of the economy deteriorates, advertising expenditures and radio industry results could be negatively impacted, including expectations for future growth. This could result in future impairment charges for these or other of our units of accounting.

Goodwill Impairment Test

There were no events or circumstances since our second quarter of 2013 annual goodwill test that required us to test the carrying value of our goodwill.

We completed our annual goodwill impairment test during the second quarter of 2013 and the results indicated that there was no impairment as the fair value was greater than the carrying value.

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

We are exposed to market risk from changes in interest rates on our variable rate senior debt. If the borrowing rates under LIBOR were to increase 1% above the current rates as of September 30, 2013, our interest expense on our senior debt, other than the Revolver, would remain flat on an annual basis as our Term Loan provides for a minimum LIBOR floor. The interest expense on our outstanding Revolver would be subject to variable interest rates. If our entire Revolver was outstanding as of September 30, 2013 and LIBOR increased by 1% above the current rates as of September 30, 2013, our interest expense would increase by $0.5 million. From time to time, we may seek to limit our exposure to interest rate volatility through the use of interest rate hedging instruments.

Assuming LIBOR remains flat, interest expense in 2013 should continue to be lower due to the impact of the debt modification to our Credit Facility during the fourth quarter of 2012 and the continuing reduction to our outstanding debt.

As of September 30, 2013, there were no interest rate transactions outstanding.

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

ITEM 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

The following table provides information on our repurchases during the quarter ended September 30, 2013:

			(c)	(d)
			Total	Maximum
			Number Of	Approximate
			Shares	Dollar Value
			Purchased	Of
			As	Shares That
	(a)	(b)	Part Of	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under
	Of Shares	Paid	Plans Or	The Plans
Period (1)	Purchased	Per Share	Programs	Or Programs
July 1, 2013—July 31, 2013	—	$—	—	$—
August 1, 2013—August 31, 2013	—	$—	—	$—
September 1, 2013 —September 30, 2013	171	$8.05	—	$—

Total	171		—

(1)	As a result of our withholding shares to satisfy employee tax obligations related to the vesting of restricted stock units during the three months ended September 30, 2013, we are deemed to have repurchased the following shares withheld to satisfy employees’ tax obligations: 171 shares at an average price of $8.05 per share in September 2013. These shares are included in the table above.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

N/A

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number	Description

3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007 and May 15, 2009. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)

4.01	Credit Agreement, dated as of November 23, 2011, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (3) (Originally filed as Exhibit 4.1)

4.02	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. (3) (Originally filed as Exhibit 4.2)

4.03	Form of Note. (3) (Originally filed as Exhibit 4.3)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

(1)	Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K as filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on November 25, 2011.
(4)	Filed herewith.
(5)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP. (Registrant)

Date: November 12, 2013	/S/ David J. Field
Name: David J. Field Title: President and Chief Executive Officer (principal executive officer)

Date: November 12, 2013	/S/ Stephen F. Fisher
Name: Stephen F. Fisher Title: Executive Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007 and May 15, 2009. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)

4.01	Credit Agreement, dated as of November 23, 2011, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (3) (Originally filed as Exhibit 4.1)

4.02	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. (3) (Originally filed as Exhibit 4.2)

4.03	Form of Note. (3) (Originally filed as Exhibit 4.3)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

(1)	Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K as filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on November 25, 2011.
(4)	Filed herewith.
(5)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.