Form 10-K
period 2013-12-31
ENTERCOM COMMUNICATIONS CORP
filed 2014-03-03
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 19, 2014, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $248,745,397 based on the June 28, 2013 closing price of $9.44 on the New York Stock Exchange on such date.

Class A common stock, $0.01 par value 31,935,156 Shares Outstanding as of February 19, 2014

(Class A Shares Outstanding includes 1,584,824 unvested and vested but deferred restricted stock units).

Class B common stock, $0.01 par value 7,197,532 Shares Outstanding as February 19, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders, pursuant to Regulation 14A, is incorporated by reference in Part III of this report, which will be filed with the Securities and Exchange Commission no later than April 30, 2014.

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

FCC Licenses. The operation of a radio broadcast station requires a license from the FCC. Certain of our subsidiaries hold the FCC licenses for our stations. While there is no national limit, the number of radio stations that can operate in a given area or market is limited by the number of AM and FM frequencies allotted by the FCC based upon consideration of interference to and from other operating or authorized stations. The FCC’s multiple ownership rules further limit the number of stations serving the same area that may be owned or controlled by a single individual or entity. In the largest markets (markets with 45 or more stations), the maximum is eight commercial stations, with no more than five in the same service (that is, AM or FM). In the smallest markets, ownership is limited to the lesser of either five commercial stations or not more than 50% of stations in the market, with no more than three in the same service.

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

Ownership Rules. The FCC sets limits on the number of broadcast stations (including both radio and TV) an entity can own, as well as limits on the common ownership of broadcast stations and newspapers. The FCC is required to review its media ownership rules every four years to determine whether the rules are in the public interest and to repeal or modify any regulation it determines does not meet this criteria. In 2003, the FCC significantly revised its ownership rules which included: (i) cross-media limits that in certain markets eliminated the newspaper-broadcast cross-ownership ban and altered the television-radio cross-ownership limitations; and (ii) a revised manner in which the radio numeric ownership limitations were to be applied, substituting, where available, geographic markets as determined by Neilson Audio. In areas outside of Neilson Audio markets, the relevant radio market for purposes of the rules is determined by overlap of specified signal contours. These changes are the subject of various appeals and review by the current FCC Commissioners.

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

Alien Ownership Rules. The Communications Act prohibits the issuance to or holding of broadcast licenses by foreign governments or aliens, non-U.S. citizens, whether individuals or entities, including any interest in a corporation which holds a broadcast license if more than 20% of the capital stock is owned or voted by aliens. In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens if the FCC finds that the prohibition is in the public interest. The Communications Act gives the FCC discretion to allow greater amounts of alien ownership. In 2013, the FCC announced that it was open to considering investment proposals from international companies or individuals on a case-by-case basis. Our articles of incorporation prohibit the ownership, voting and transfer of our capital stock in violation of the FCC restrictions, and prohibit the issuance of capital stock or the voting rights such capital stock represents to or for the account of aliens or corporations otherwise subject to control by aliens in excess of the FCC limits.

License Renewal. The licenses issued by the FCC for radio stations are renewable authorizations that are ordinarily granted for an eight-year term. The present period for filing for license renewals began in June 2011 and will conclude in April 2014. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending.

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

Petitions to deny the renewal applications of all of our Sacramento radio stations have been filed and are pending. In addition, renewal applications of certain other stations remain pending due to listener complaints. Subject to the resolution of open FCC inquiries, we believe that our licenses will be renewed, although there can be no assurance to that effect. The non-renewal of one or more of our licenses could have a material adverse effect on our business.

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

FCC regulations prohibit the broadcast of obscene material at any time and restricts when material it considers “indecent” can be broadcast. The FCC has greatly intensified its enforcement activities with respect to programming which it considers indecent or profane, including: (i) adopting rules to implement the statutory increase in the maximum fine which may be assessed for the broadcast of indecent or profane programming to $325,000 for a single violation, up to a maximum of $3,000,000 for a continuing violation; (ii) imposing fines on a per utterance basis instead of the imposition of a single fine for an entire program; and (iii) repeatedly warning broadcasters that future “serious” violations may result in the commencement of license revocation proceedings. There are a number of outstanding indecency proceedings in which we are defending our stations’ conduct, and there may be other complaints of this nature which have been submitted to the FCC of which we have not yet been notified.

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

HD Radio

AM and FM radio stations use the FCC selected In-Band On-Channel (“IBOC”) as the exclusive technology for terrestrial digital operations. IBOC, developed by iBiquity Digital Corporation, is also known as “HD Radio.” We have a minority equity interest in iBiquity.

HD Radio technology permits a station to transmit radio programming in digital format. We currently use HD Radio digital technology on most of our FM stations. The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality, the availability of additional channels and the ability to offer a greater variety of auxiliary services.

Employees

As of February 14, 2014, we had 1,390 full-time employees and 862 part-time employees. With respect to certain of our stations in our Kansas City and San Francisco markets, we are a party to collective bargaining agreements with SAG-AFTRA, the entity that represents two labor unions: the Screen Actors Guild and the American Federation of Television and Radio Artists. Approximately 11 employees are represented by these collective bargaining agreements. We believe that our relations with our employees are good.

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

BUSINESS RISKS

Current economic growth remains slow and uneven.

Advertising demand continues to fluctuate and reflects the uneven performance of the general economy. The forces that are dragging the U.S. economic recovery are also negatively impacting advertising demand. Our net revenues decreased in the low single digits in 2013 as compared to the prior year due to sluggish demand for advertising as total radio ad revenues in most of the markets in which we operate declined for the year. In addition, the prior year benefited from the influx of advertising from political candidates and groups primarily due to the high number of state and federal elections during that period.

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

Due to the current economic climate, there can be no assurance that we will not experience an adverse impact on our ability to access capital, which may be material to our business, financial condition and results of operations. In addition, our ability to access the capital markets may be severely restricted at a time when we would like or need to do so, which could have an adverse impact on our capacity to react to changing economic and business conditions.

Our radio stations may be adversely affected by changes in programming and competition for advertising revenues.

We operate in a highly competitive business. Our radio stations compete for audiences and advertising sales, which are our principal source of revenues, directly with other radio stations, as well as with other media, such as broadcast, cable and satellite television, newspapers and magazines, national and local digital services, outdoor advertising and direct mail. Audience ratings and market shares are subject to change, and any decrease in our ratings or market share in a particular market could have a material adverse effect on the revenue of our stations located in that market. Audience ratings and market shares could be affected by a variety of factors, including changes in the format or content of programming (some of which may be outside of our control), personnel changes, an event or series of events, demographic shifts and general broadcast listening trends. Adverse changes in any of these areas or trends could have a material adverse effect on our business and results of operations.

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

We cannot predict the competitive effect on the radio broadcasting industry of changes in audio content distribution, changes in technology or changes in regulations.

The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies and services. We may lack the resources to acquire new technologies or introduce new services to allow us to compete with these new offerings. Competing technologies and services, some of which are commercial free, include the following:

•	personal digital audio devices (e.g., mobile phones including smart phones, iPods, iPads, mp3 players, audio via WiFi and WiMAX);

•	national and local digital audio services;

•	satellite-delivered digital radio services;

•	audio programming by cable systems, direct-broadcast satellite systems, personal communications systems, content available over the Internet and other digital audio broadcast formats;

•	HD Radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

•	low-power FM radio, which could result in additional FM radio broadcast outlets, including additional low-power FM radio signals authorized in December 2010 under the Local Community Radio Act.

We cannot predict the effect, if any, that competition arising from new technologies or regulatory changes may have on the radio broadcasting industry or on our financial condition and results of operations.

We are subject to extensive regulations and are dependent on federally issued licenses to operate our radio stations. Failure to comply with such regulations could damage our business.

The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act of 1934. See Federal Regulation of Radio Broadcasting under Part I, Item 1, “Business.” We are required to obtain licenses from the FCC to operate our radio stations. Licenses are normally granted for a term of eight years and are renewable. Although the vast majority of FCC radio station licenses are routinely renewed, we cannot be assured that the FCC will approve our future renewal applications or that the renewals will not include conditions or qualifications. During the periods when a renewal application is pending, informal objections and petitions to deny the renewal application can be filed by interested parties, including members of the public, on a variety of grounds. A number of our applications to renew our station licenses have been objected to by third parties and remain pending before the FCC. In addition, twelve of our radio stations have license renewal applications pending from the prior eight-year renewal cycle (the 2003-2006 renewal period). The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on us.

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

There has been proposed legislation in the past and there could be again in the future that requires radio broadcasters to pay additional fees such as a spectrum fee for the use of the spectrum. In addition, there is proposed legislation which would impose a new royalty fee to record labels and performing artists for use of their recorded music. Currently we pay royalties to song composers and publishers indirectly through third parties. Any proposed legislation that is adopted into law could add an additional layer of royalties to be paid directly to the record labels and artists. While this proposed legislation did not become law, it has been the subject of considerable debate and activity by the broadcast industry and other parties affected by the legislation. It is currently unknown what impact any potential required royalty payments or fees would have on our results of operations, cash flows or financial position.

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

Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key personnel. We believe that the loss of one or more of these individuals could have a material adverse effect on our business.

Our radio stations compete for creative and on-air talent with other radio stations and providers of syndicated media as well as other media, such as broadcast, cable and satellite television, the Internet and satellite radio. Our on-air talent are subject to change, due to competition and for other reasons. Changes in on-air talent could materially and negatively affect our ratings and our ability to attract local and national advertisers, which could in turn adversely affect our revenues.

We depend on selected market clusters of radio stations for a material portion of our revenues.

For the year ended December 31, 2013, we generated over 50% of our net revenues in seven of our 23 markets, which were Boston, Denver, Kansas City, Portland, Sacramento, San Francisco and Seattle. Accordingly, we have greater exposure to adverse events or conditions in any of these markets, such as changes in the economy, shifts in population or demographics, or changes in audience tastes, which could have a material adverse effect on our financial position and results of operations and cash flows.

Impairments to our broadcasting licenses and goodwill have reduced our earnings.

Over the past several years, we have incurred impairment losses in our consolidated statement of operations primarily as a result of recording non-cash write-downs of our broadcasting licenses and goodwill. In 2012, 2009 and 2008, we recorded impairments to our broadcasting licenses and goodwill of $22.3 million, $67.7 million and $835.7 million, respectively. As of December 31, 2013, our broadcasting licenses and goodwill comprise 83% of our total assets. The valuation of our broadcasting licenses and goodwill is subjective and based on our estimates and assumptions rather than precise calculations. The fair value measurements for both our broadcast licenses and goodwill use significant unobservable inputs and reflect our own assumptions including market share and profit margin for an average station, growth within a radio market, estimates of costs and losses during early years, potential competition within a radio market and the appropriate discount rate used in determining fair value. If events occur or circumstances change that would reduce the fair value of the broadcasting licenses and goodwill below the amount reflected on the balance sheet, we may be required to recognize impairment charges, which may be material, in future periods.

We have significant obligations relating to our current operating leases.

There are proposed changes to the accounting guidance that could require us to recognize our current operating leases on the balance sheet. As of December 31, 2013, we had operating lease commitments of approximately $96.5 million. These leases are classified as operating leases and disclosed in Note 20 in the accompanying notes to the audited consolidated financial statements. Currently, operating leases are classified as off-balance sheet transactions and only the current year operating lease expense is accounted for in the consolidated statements of operations as rent expense. All of our leases, which have been classified as operating leases, require us to make certain estimates at the inception of the lease in order to determine whether the lease is operating or capital. The proposed change would require that substantially all operating leases be recognized as assets (the right to use the leased property) and liabilities (the present value of future lease payments). The effective date has not been determined and may require retrospective adoption. If adopted in its present form, this would result in: (1) an increase in the assets and liabilities reflected on our consolidated balance sheets; and (2) an increase in our interest expense and depreciation and amortization expense and a decrease to our rent expense reflected on our consolidated statements of operations.

Our business is dependent upon the proper functioning of our internal business processes and information systems and modification or interruption of such systems may disrupt our business, processes and internal controls.

The proper functioning of our internal business processes and information systems is critical to the efficient operation and management of our business. If these information technology systems fail or are interrupted, our operations may be adversely affected and operating results could be harmed. Our business processes and information systems need to be sufficiently scalable to support the future growth of our business and may require modifications or upgrades that expose us to a number of operational risks. Our information technology systems, and those of third party providers, may also be vulnerable to damage or disruption caused by circumstances beyond our control. These include catastrophic events, power anomalies or outages, natural disasters, computer system or network failures, viruses or malware, physical or electronic intrusions, unauthorized access and cyber-attacks. Any material disruption, malfunction or similar challenges with our business processes or information systems, or disruptions or challenges relating to the transition to new processes, systems or providers, could have a material adverse effect on our financial position, results of operations and cash flows.

RISKS RELATED TO OUR INDEBTEDNESS

We have indebtedness outstanding which could have an adverse impact on us.

We have outstanding debt as follows: (1) a senior secured credit facility (the “Credit Facility”) of $425 million that is comprised of: (a) a $50 million revolving commitment (the “Revolver”), of which $49.6 million was undrawn as of December 31, 2013; and (b) a $375 million term loan (the “Term B Loan”), of which $299.5 million was outstanding as of December 31, 2013; and (2) senior unsecured notes (the “Senior Notes”) with a principal amount of $220 million. This debt could have an adverse impact on us. For example, these obligations:

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

The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of December 31, 2013, we would not be limited in these borrowings.

We may from time to time seek to amend our existing debt agreements or obtain funding or additional debt financing, which may result in higher interest rates.

We must comply with the covenants in our debt agreements, which restrict our operational flexibility.

Our Credit Facility, which was entered into in November 2011 and subsequently amended in 2012 and in 2013, and the indenture governing our Senior Notes, which were issued in November 2011, each contain provisions which, under certain circumstances, limit our ability to borrow money; make acquisitions, investments or restricted payments, including without limitation dividends and the repurchase of stock; swap or sell assets; or merge or consolidate with another company. To secure the debt under our Credit Facility, we have pledged substantially all of our assets, including the stock or equity interests of our subsidiaries. The Senior Notes are guaranteed on a senior unsecured basis by the parent and all of our existing subsidiaries.

These debt instruments require us to maintain compliance with specific financial covenants. Our ability to comply with these financial covenants can be affected by operating performance or other events beyond our control, and we cannot be assured that we will comply with these covenants. A default under the indenture governing our Senior Notes or a default under our Credit Facility could cause a cross default. Any event of default, therefore, could have a material adverse effect on our business. Specifically, our Credit Facility requires us to comply with certain financial covenants which are defined terms within the agreement, including: (1) a maximum Consolidated Leverage Ratio that cannot exceed 6.5 times at December 31, 2013, and which decreases over time to 5.5 times at December 31, 2014 and 4.5 times at March 31, 2016 and thereafter; and (2) a minimum Consolidated Interest Coverage Ratio of 1.6 times at December 31, 2013, which increases over time to 2.0 times at September 30, 2015 and thereafter.

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

Borrowings under our Credit Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations under the Credit Facility could increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our debt, could correspondingly decrease. As of December 31, 2013, and assuming all revolving loans are fully drawn, a 100 basis point increase in London Interbank Offered Rate (“LIBOR”) rates as of December 31, 2013 would result in a $1.0 million increase in annual interest expense on our debt (in this assumption, a 100 basis point increase in LIBOR partially impacted the interest on our Term B Loan as the LIBOR rate on our Term B Loan is subject to a 100 basis point minimum).

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

As of February 19, 2014, Joseph M. Field, our Chairman of the Board, beneficially owned 1,612,656 shares of our Class A common stock and 6,148,282 shares of our Class B common stock, representing approximately 62% of the total voting power of all of our outstanding common stock. As of February 19, 2014, David J. Field, our President and Chief Executive Officer, one of our directors and the son of Joseph M. Field, beneficially owned 3,166,340 shares of our Class A common stock and 749,250 shares of our outstanding Class B common stock, representing approximately 11% of the total voting power of all of our outstanding common stock. Collectively, Joseph M. Field and David J. Field and other members of the Field family beneficially own all of our outstanding Class B common stock. Other members of the Field family and trusts for their benefit also own shares of Class A common stock.

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

Future sales by Joseph M. Field and/or David J. Field could adversely affect the price of our Class A common stock.

The price for our Class A common stock could fall substantially if Joseph M. Field and/or David J. Field sell in the public market or transfer large amounts of shares, including any shares of our Class B common stock which are automatically converted to Class A common stock when sold (as described in the above paragraph). These sales, or the possibility of such sales, could make it more difficult for us to raise capital by selling equity or equity-related securities in the future.

The difficulties associated with any attempt to gain control of our Company could adversely affect the price of our Class A common stock.

Joseph M. Field controls the decision as to whether a change in control will occur for our Company. There are also provisions contained in our articles of incorporation, by-laws and Pennsylvania law that could make it more difficult for a third party to acquire control of our Company. In addition, FCC approval for transfers of control of FCC licenses and assignments of FCC licenses is required. These restrictions and limitations could adversely affect the trading price of our Class A common stock.

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

The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We lease most of these sites. A station’s studios are generally housed with its offices in downtown or business districts. Our studio and office space leases typically contain lease terms with expiration dates of five to 15 years. Our transmitter/antenna sites, which may include an auxiliary transmitter/antenna as a back-up to the main site, contain lease terms that generally range from five to 30 years, which may include options to renew.

The transmitter/antenna site for each station is generally located so as to provide maximum market coverage. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required. We have approximately $13.8 million in aggregate annual minimum rental commitments under real estate leases. Many of these leases contain clauses such as defined contractual increases or cost of living adjustments.

Our principal executive offices are located at 401 E. City Avenue, Suite 809, Bala Cynwyd, Pennsylvania 19004, in 14,061 square feet of leased office space. The lease on these premises is due to expire on October 31, 2016. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes.

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

	Price Range
	High	Low
Calendar Year 2013
Fourth Quarter	$10.89	$7.80
Third Quarter	$11.00	$7.68
Second Quarter	$10.13	$6.90
First Quarter	$8.42	$6.99
Calendar Year 2012
Fourth Quarter	$7.46	$5.99
Third Quarter	$7.36	$5.30
Second Quarter	$6.78	$4.75
First Quarter	$8.63	$5.96

There is no established trading market for our Class B common stock, $0.01 par value.

Holders

As of February 19, 2014, there were approximately 279 shareholders of record of our Class A common stock. Based upon available information, we believe we have approximately 2,500 beneficial owners of our Class A common stock. There are four shareholders of record of our Class B common stock, $0.01 par value, and no shareholders of record of our Class C common stock, $0.01 par value.

Dividends

We do not currently pay, and have not paid since 2008, dividends on our common stock. The payment of any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including compliance with the restrictions set forth in our Credit Facility and the indenture governing our Senior Notes.

For a summary of these restrictions on our ability to pay dividends, see Liquidity under Part II, Item 7, “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations,” and Note 7 in the accompanying notes to the consolidated financial statements.

Repurchases Of Our Stock

The following table provides information on our repurchases during the quarter ended December 31, 2013:

(d)
			(c)	Maximum
			Total	Approximate
			Number	Dollar
			Of Shares	Value Of
	(a)		Purchased	Shares That
	Total	(b)	As Part Of	May Yet Be
	Number	Average	Publicly	Purchased
	Of	Price	Announced	Under The
	Shares	Paid Per	Plans Or	Plans Or
Period (1)	Purchased	Share	Programs	Programs
October 1, 2013—October 31, 2013	—	$—	—	$—
November 1, 2013—November 30, 2013	—	$—	—	$—
December 1, 2013—December 31, 2013	47,362	$9.95	—	$—

Total	47,362		—

(1)	We withheld shares upon the vesting of restricted stock units (“RSUs”) in order to satisfy employees’ tax obligations. As a result, we are deemed to have purchased 47,362 shares at an average price of $9.95 per share in December 2013.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2013, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Equity Compensation Plan Information as of December 31, 2013
	(a)	(b)	(c )
Plan Category	Number Of Shares To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Column(a))
Equity Compensation Plans Approved by Shareholders:
Entercom Equity Compensation Plan (1)	557,550	$2.58	3,870,533
Equity Compensation Plans Not Approved by Shareholders:
None	—	—	—

Total	557,550		3,870,533

(1)	On January 1 of each year, the number of shares of Class A common stock authorized under the Entercom Equity Compensation Plan (the “Plan”) is automatically increased by 1.5 million, or a lesser number as may be determined by our Board of Directors. On January 1, 2014, the Board of Directors elected to forego an increase. As of December 31, 2013: (i) the maximum number of shares authorized under the Plan was 10.3 million shares; and (ii) 3.9 million shares remain available for future grant under the Plan.

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

The following line graph compares the cumulative 5-year total return provided to shareholders of our Class A common stock relative to the cumulative total returns of: (i) the S&P 500 index; and (ii) a peer group index consisting of Cumulus Media Inc., Emmis Communications Corp., Radio One, Inc. and Beasley Broadcast Group, Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made on December 31, 2008.

Cumulative Five-Year Return Index Of A $100 Investment

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Entercom Communications Corp.	$100.00	$574.80	$941.46	$500.00	$567.48	$854.47
S&P 500	$100.00	$126.46	$145.51	$148.59	$172.37	$228.19
Peer Group	$100.00	$301.28	$291.40	$225.10	$207.08	$574.99

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data below as of and for the years ended December 31, 2013 and the four prior years, were derived from our audited consolidated financial statements. The selected financial data for the years ended December 31, 2013, 2012 and 2011 and balance sheets as of December 31, 2013 and 2012 are qualified by reference to, and should be read in conjunction with, the corresponding audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report. The selected financial data for the years ended December 31, 2010 and 2009 and the balance sheets as of December 31, 2011, 2010 and 2009 are derived from financial statements not included herein.

Our financial results are not comparable from year to year due to acquisitions and dispositions of radio stations, impairments of broadcasting licenses and goodwill and other significant events:

•	In connection with the preparation of our consolidated financial statements for the year ended December 31, 2013, we identified a prior period error in the income taxes reported for the year ended December 31, 2011. We assessed the materiality of this error and concluded that it was not material to any of our previously issued consolidated financial statements. We have revised the affected periods presented herein to reflect the correct accounting. This non-cash item did not impact our operating income or operating cash flows for the current or prior periods and had no impact on our cash taxes. For further discussion, refer to Note 1 in the accompanying notes to the consolidated financial statements.

•	In years 2012, 2009 and 2008, we incurred impairment losses of $22.3 million, $67.7 million and $835.7 million, respectively, in connection with our review of goodwill and broadcasting licenses. See the notes accompanying the consolidated financial statements for further discussion of the contributing factors to the impairment losses;

•	We acquired one radio station in each of the years 2012 and 2011;

•	In 2011, we reversed a full valuation allowance against our deferred tax assets that had been established in 2008. The full valuation allowance was established primarily due to the $835.7 million impairment loss incurred in 2008 (see Note 13, Income Taxes, in the accompanying notes to the consolidated financial statements for further discussion of the valuation allowance); and

•	In the fourth quarter of 2011, we refinanced our debt which substantially increased our interest expense in 2012 as our new debt had higher borrowing rates than our prior debt. In addition, we incurred new deferred financing fees as part of the refinancing that were higher than the previous deferred financing fees. Subsequent modifications of our outstanding debt in the fourth quarters of 2012 and 2013 decreased our borrowing rate.

SELECTED FINANCIAL DATA

(amounts in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011	2010	2009
Operating Data:
Net revenues	$377,618	$388,924	$382,727	$391,447	$372,432

Operating (income) expenses:
Station operating expenses, including non-cash compensation expense	252,596	252,934	264,195	258,896	254,042
Depreciation and amortization	8,545	10,839	11,276	12,660	16,600
Corporate G & A expenses, including non-cash compensation expense	24,381	25,874	26,609	21,954	22,875
Impairment loss	850	22,307	—	—	67,676
Merger costs	—	—	767	—	—
Net time brokerage agreement fees (income)	—	238	244	—	(2)
Net (gain) loss on sale of assets	(1,321)	138	163	228	420

Total operating expenses	285,051	312,330	303,254	293,738	361,611

Operating income (loss)	92,567	76,594	79,473	97,709	10,821
Other (income) expense:
Net interest expense	44,232	53,446	24,919	30,491	31,171
Other income	(165)	(118)	(32)	(49)	(380)
(Gain) loss on early extinguishment of debt	—	747	1,144	62	(20,805)
Net loss on investments	—	123	30	174	966
Net (gain) loss on derivative instruments	—	(1,346)	1,346	—	—

Total other expense	44,067	52,852	27,407	30,678	10,952

Income (loss) before income taxes (benefit)	48,500	23,742	52,066	67,031	(131)
Income taxes (benefit)	22,476	12,474	(18,988)	20,595	(5,529)

Net income (loss)	$26,024	$11,268	$71,054	$46,436	$5,398

SELECTED FINANCIAL DATA

(amounts in thousands, except per share data)

Operating Data (continued):	Years Ended December 31,
	2013	2012	2011	2010	2009
Net income (loss) per common share—basic:	$0.70	$0.31	$1.95	$1.30	$0.15

Net income (loss) per common share—diluted:	$0.68	$0.30	$1.88	$1.23	$0.15

Weighted average shares—basic	37,418	36,906	36,369	35,712	35,321

Weighted average shares—diluted	38,301	37,810	37,764	37,679	36,403

Cash Flows Data:
Cash flows related to:
Operating activities	$63,349	$69,702	$85,525	$90,410	$73,902

Investing activities	$(4,583)	$(29,359)	$(14,284)	$(4,262)	$(2,062)

Financing activities	$(55,458)	$(35,045)	$(71,384)	$(93,131)	$(65,373)

	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$12,231	$8,923	$3,625	$3,768	$10,751
Intangibles and other assets	774,893	777,885	779,495	756,583	754,506
Total assets	912,688	920,358	919,269	901,025	935,186
Senior secured debt, including current portion	299,500	352,592	385,121	650,148	729,173
Senior unsecured notes, senior subordinated notes and other	217,624	229,959	229,713	12,610	19,189
Deferred tax liabilities and other long-term liabilities	70,519	41,455	23,152	42,378	30,065
Total shareholders’ equity	298,393	269,494	253,688	170,667	113,952

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A radio broadcasting company derives its revenues primarily from the sale of broadcasting time to local and national advertisers. Net revenues are gross revenues minus agency commissions. The revenues are determined by the advertising rates charged and the number of advertisements broadcast. We maximize our revenues by managing the inventory of advertising spots available for broadcast, which can vary throughout the day but is consistent over time. Advertising rates are primarily based on four factors:

•	a station’s audience share in the demographic groups targeted by advertisers as measured principally by periodic reports issued by Nielson Audio;

•	the number of radio stations in the market competing for the same demographic groups;

•	the supply of, and demand for, radio advertising time, both nationally and in the region in which the station operates; and

•	the market’s size based upon available radio advertising revenue.

In 2013, we generated the majority of our net revenues from local advertising, which is sold primarily by each individual local radio station’s sales staff, and the next largest amount from national advertising, which is sold by an independent advertising sales representative. Local and national revenues include revenues from the sale of advertising on our stations’ websites, the sale of advertising during audio streaming of our radio stations over the Internet, and e-commerce. We generated the balance of our 2013 revenues principally from network compensation and non-spot revenue.

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

You should read the following discussion and analysis of our financial condition and results in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the year ended December 31, 2013 as compared to the prior year and a discussion of the year ended December 31, 2012 as compared to the prior year.

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

Results Of Operations

Year ended December 31, 2013 compared to the year ended December 31, 2012

The following significant factors affected our results of operations for the year ended December 31, 2013 as compared to the prior year:

During each of the fourth quarters of 2013 and 2012, our Term B Loan was modified that reduced interest rates on outstanding debt upon which interest is computed thereby lowering our interest expense.

During the second quarter of 2013, we recorded a non-cash gain of $1.6 million on the sale of certain towers under sale and leaseback accounting.

In the third quarter of 2012, we recorded a $2.0 million music royalty expense credit as a result of an industry settlement with Broadcast Music Inc. (“BMI”) for fees paid in prior years.

In June 2012, we acquired KBLX-FM, a station in the San Francisco, California, market, for $25.0 million in cash. We commenced operations of KBLX-FM under a TBA on May 1, 2012 that increased our revenues, station operating expenses, depreciation and amortization expense and interest expense.

During the second quarter of 2012, we recorded an impairment loss of $22.3 million in our Boston market as a result of a write-down in the carrying value of our broadcasting licenses.

	YEARS ENDED DECEMBER 31,
	2013	2012	% Change
	(dollars in millions)
NET REVENUES	$377.6	$388.9	(3%)
OPERATING EXPENSE:
Station operating expenses	252.6	252.9	(0%)
Depreciation and amortization expense	8.5	10.8	(21%)
Corporate general and administrative expenses	24.4	25.9	(6%)
Other operating expenses	(0.4)	22.7

Total operating expense	285.1	312.3	(9%)

OPERATING INCOME (LOSS)	92.5	76.6	21%

OTHER (INCOME) EXPENSE:
Net interest expense	44.2	53.4	(17%)
Other income and expense	(0.1)	(0.5)

TOTAL OTHER EXPENSE	44.1	52.9	(17%)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	48.4	23.7	104%
INCOME TAXES (BENEFIT)	22.4	12.4	81%

NET INCOME (LOSS)	$26.0	$11.3	130%

Net Revenues

Net revenues were down versus the prior year due to sluggish demand for advertising as total radio ad revenues in the markets in which we operate declined for the year. In addition, the prior year benefited from the influx of advertising from political candidates and groups primarily due to the high number of state and federal elections during that period.

Net revenues increased the most for our stations in the Kansas City and Memphis markets, offset by revenue decreases for our stations located in the Boston and Norfolk markets. Net revenues were favorably impacted by: (1) our acquisition of KBLX-FM, San Francisco, which we began operating on May 1, 2012 under a TBA; and (2) our joint sales agreement that was effective July 1, 2012 with two Gainesville stations not owned by us.

Station Operating Expenses

Station operating expenses remained flat primarily as this year’s expenses benefited from certain cost reduction initiatives and a reduction in certain variable sales costs that were dependent on the decline in net revenues. This was offset by a benefit to last year’s expense of a $2.0 million music royalty expense credit as a result of an industry settlement with BMI for fees paid by us to BMI in prior years.

Depreciation And Amortization Expense

Depreciation and amortization expense decreased in 2013 primarily due to a trend of lower capital expenditure requirements over the past several years.

Corporate General And Administrative Expenses

Corporate general and administrative expenses decreased primarily due to a decline in non-cash equity compensation expense of $1.6 million and a decrease in management bonus incentives of $0.9 million. The decrease was offset by an increase in deferred compensation expense of $0.8 million, as our deferred compensation liability generally tracks movements in the stock market.

Operating Income

Operating income increased as the prior year included an impairment loss of $22.3 million in our Boston market in connection with our review of broadcasting licenses and goodwill. Operating income also increased due to: (1) a $2.3 million decrease in depreciation and amortization expense; and (2) a $1.5 million decrease in corporate general and administrative expenses.

The increase in operating income was offset by a decrease in net revenues of $11.3 million.

Interest Expense

The decrease in interest expense was primarily due to: (1) lower interest rates as a result of the November 2012 modification to our Term B Loan; and (2) lower outstanding debt upon which interest is computed.

The Term B Loan was further modified during the fourth quarter of 2013 which is expected to contribute in 2014 to lower interest expense on outstanding debt.

Income Before Income Taxes

The increase was primarily attributable to: (1) an increase in operating income as the prior year’s operating income was negatively impacted by an impairment loss of $22.3 million; and (2) a decrease in interest expense. The increase was offset by a decrease in net revenues.

Income Taxes

Income Tax Rate For The Year Ended December 31, 2013

The income tax rate was 46.3%, which includes an adjustment for expenses that are not deductible for tax purposes, an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill and tax benefit shortfalls associated with share-based awards.

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

Estimated Income Tax Rate For 2014

We estimate that our 2014 annual tax rate before discrete items, which may fluctuate from quarter to quarter, will be in the low 40% range. We anticipate that our rate in 2014 could be affected primarily by: (1) changes in the level of income in any of our taxing jurisdictions; (2) adding facilities in states that on average have different income tax rates from states in which we currently operate and the resulting effect on previously reported temporary differences between the tax and financial reporting bases of our assets and liabilities; (3) the effect of recording changes in our liabilities for uncertain tax positions; (4) taxes in certain states that are dependent on factors other than taxable income; (5) the limitations on the deduction of cash and certain non-cash compensation expense for certain key employees; and (6) any tax benefit shortfall associated with share-based awards. Our annual effective tax rate may also be materially impacted by: (i) tax expense associated with non-amortizable assets such as broadcasting licenses and goodwill; (ii) regulatory changes in certain states in which we operate; (iii) changes in the expected outcome of tax audits; (iv) changes in the estimate of expenses that are not deductible for tax purposes; and (v) changes in the deferred tax valuation allowance.

In the event we determine at a future time that it is more likely than not that we will not realize our net deferred tax assets, we will increase our deferred tax asset valuation allowance and increase income tax expense in the period when we make such determination.

Net Deferred Tax Liabilities

As of December 31, 2013 and 2012, our total net deferred tax liabilities were $41.4 million and $19.0 million, respectively. Our net deferred tax liabilities primarily relate to differences between book and tax bases of certain of our indefinite-lived intangibles (broadcasting licenses and goodwill). Under accounting guidance, we do not amortize our indefinite-lived intangibles for financial statement purposes, but instead test them annually for impairment. The amortization of our indefinite-lived assets for tax purposes but not for book purposes creates deferred tax liabilities. A reversal of deferred tax liabilities may occur when indefinite-lived intangibles: (1) become impaired; or (2) are sold, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire company in a taxable transaction. Due to the amortization for tax purposes and not book purposes of our indefinite-lived intangible assets, we expect to continue to generate deferred tax liabilities in future periods (without consideration for any impairment loss in future periods).

Net Income

The increase in net income was primarily due to the impact to the prior year of an impairment loss, net of income taxes.

Results Of Operations

Year ended December 31, 2012 compared to the year ended December 31, 2011

The following significant factors affected our results of operations for the year ended December 31, 2012 as compared to the prior year:

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2013, we identified a prior period error in the income taxes reported for the year ended December 31, 2011. We assessed the materiality of this error and concluded that it was not material to any of our previously issued consolidated financial statements. We have revised the affected period presented herein to reflect the correct accounting. This non-cash item did not impact our operating income or operating cash flows for the current or prior periods and had no impact on our cash taxes. For further discussion, refer to Note 1 in the accompanying notes to the consolidated financial statements.

In the third quarter of 2012, we recorded a $2.0 million music royalty expense credit as a result of an industry settlement with BMI for fees paid in prior years.

In June 2012, we acquired KBLX-FM, a station in the San Francisco, California, market for $25.0 million in cash. We commenced operations of KBLX-FM under a TBA on May 1, 2012 that increased our revenues and station operating expenses. With the acquisition of the station on June 1, 2012, our depreciation and amortization expense and interest expense increased.

During the second quarter of 2012, we recorded an impairment loss of $22.3 million in our Boston market as a result of a write-down in the carrying value of our broadcasting licenses.

During November 2011, we refinanced our existing debt by entering into a new senior secured credit facility (as later modified in November 2012 that resulted in a 125 basis point decrease in LIBOR under our Term B Loan) and issued new unsecured senior notes that: (1) increased our interest expense due to: (a) an increase in borrowing rates incurred under these agreements on our outstanding debt; and (b) an increase in deferred financing expense, which will be amortized over the terms of the new debt agreements; and (2) resulted in a loss on extinguishment of debt.

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

	YEARS ENDED DECEMBER 31,
	2012	2011	% Change
	(dollars in millions)
NET REVENUES	$388.9	$382.7	2%
OPERATING EXPENSE:
Station operating expenses	252.9	264.2	(4%)
Depreciation and amortization expense	10.8	11.3	(4%)
Corporate general and administrative expenses	25.9	26.6	(3%)
Other operating expenses	22.7	1.1

Total operating expense	312.3	303.2	3%

OPERATING INCOME (LOSS)	76.6	79.5	(4%)

OTHER (INCOME) EXPENSE:
Net interest expense	53.4	24.9	114%
Other income and expense	(0.5)	2.5

TOTAL OTHER EXPENSE	52.9	27.4	93%

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	23.7	52.1	(55%)
INCOME TAXES (BENEFIT)	12.4	(19.0)	165%

NET INCOME (LOSS)	$11.3	$71.1	(84%)

Net Revenues

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

Depreciation And Amortization Expense

Depreciation and amortization expense decreased in 2012 primarily due to a trend of lower capital expenditure requirements over the past several years.

Corporate General And Administrative Expenses

Corporate general and administrative expenses decreased primarily due to a decline in non-cash equity compensation expense of $1.7 million. In the first quarter of 2011, certain equity awards were issued and vested in that quarter which increased non-cash compensation expense.

The decrease was offset by an increase in deferred compensation expense of $0.7 million, as our deferred compensation liability generally tracks movements in the stock market, and an increase in legal expenses of $0.7 million.

Operating Income

Operating income declined primarily due to an impairment loss of $22.3 million in our Boston market in connection with our annual review of broadcasting licenses during the second quarter of 2012.

The decrease in operating income was offset by: (1) a reduction in station operating expenses; and (2) a reduction of $0.7 million in merger costs.

Interest Expense

The increase in interest expense was primarily due to higher interest rates under our Senior Notes and our new financing agreement which we entered into during the fourth quarter of 2011 and which was subsequently modified during the fourth quarter of 2012.

The rates are higher under our senior secured credit facility (“Credit Facility”) as compared to our prior credit facility (“Former Facility”). For example, under the Former Facility, the applicable borrowing rate was a function of the London Interbank Offered Rate (“LIBOR”) plus 0.5% to 2.5%. By contrast, under the present Credit Facility, as modified, the applicable borrowing rate is a function of LIBOR plus 4.5% to 5.0% for the revolving credit facility (“Revolver”) and LIBOR plus 3.5% to 3.75% for the term loan (“Term B Loan”) (prior to the Term B modification, the applicable borrowing rate was LIBOR plus 4.75% to 5.0%). The Term B Loan includes a LIBOR floor of 1.25%. The unsecured senior notes (“Senior Notes”) bear interest at 10.5% annually. Our Credit Facility and the Former Facility are variable rate debt.

The weighted average variable interest rate as of December 31, 2012 and 2011 (before taking into account the subsequent year’s impact of the Company’s outstanding derivative interest rate instruments), was 5.01% and 6.24%, respectively.

Income Before Income Taxes (Benefit)

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

Income Tax Rate For The Year Ended December 31, 2011

The income tax rate was 36.5%. The income tax rate in 2011 would have been in the low 40% range if we excluded primarily the impact of the valuation allowance reversal.

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

Net Income

The net change was primarily attributable to the impairment loss, the increase in interest expense and for the reasons described under Income Taxes (Benefit).

Future Impairments

We may determine that it will be necessary to take impairment charges in future periods if we determine the carrying value of our intangible assets is more than the fair value. Our annual impairment test of our broadcasting licenses and goodwill was performed in the second quarter of 2013. We may be required to retest prior to our next annual evaluation, which could result in a material impairment. As of December 31, 2013, no interim impairment test was required for our broadcasting licenses and goodwill.

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

As of December 31, 2013, we had $299.5 million outstanding under our Credit Facility and $220 million principal amount of our Senior Notes. In addition, we have outstanding a $0.4 million letter of credit. During the year ended December 31, 2013, we decreased our outstanding debt by $53.0 million (excluding the impact of amortization of the Original Issue Discount on our Senior Notes). During the year ended 2012, we decreased our outstanding debt by $32.5 million. As of December 31, 2013, we had $12.2 million in cash and cash equivalents.

The Refinancing

The Credit Facility

On November 23, 2011, we entered into a credit agreement with a syndicate of lenders for a $425 million Credit Facility that was comprised of: (a) a $50 million Revolver that matures on November 23, 2016; and (b) a $375 million Term B Loan that matures on November 23, 2018. The Term B Loan amortizes in quarterly installments of $0.8 million and any remaining principal and interest is due at maturity (except for certain mandatory principal prepayments of Excess Cash Flow and other events as described below). As of December 31, 2013, there was no amount outstanding under the Revolver and $299.5 million under the Term B Loan.

The undrawn amount of the Revolver was $49.6 million as of December 31, 2013. The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of December 31, 2013, we would not be limited in these borrowings.

The Term B Loan requires: (1) mandatory prepayments equal to 50% of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs depending on the Consolidated Leverage Ratio; and (2) mandatory prepayments from certain events such as the sale of certain property or the issuance of debt. Under the Term B Loan, an Excess Cash Flow payment is due in the first quarter of each year based on the Excess Cash Flow and Leverage Ratio for the prior year. The Excess Cash Flow payment, which would be due in the first quarter of 2014, is considered to have been fully paid as of December 31, 2013 as we made sufficient pre-payments in 2013 using cash from operating activities.

As of December 31, 2013, we are in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations. A default under our Credit Facility or the indenture governing our Senior Notes could cause a cross default in the other instrument. Any event of default could have a material adverse effect on our business and financial condition.

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

The Credit Facility requires us to maintain compliance with certain financial covenants which are defined terms within the agreement, including:

•	a maximum Consolidated Leverage Ratio that cannot exceed 6.5 times at December 31, 2013, 5.5 times at December 31, 2014 and which decreases over time to 4.5 times at March 31, 2016 and thereafter; and

•	a minimum Consolidated Interest Coverage Ratio of 1.6 times at December 31, 2013, which increases over time to 2.0 times at September 30, 2015 and thereafter.

As of December 31, 2013, our Consolidated Leverage Ratio was 4.8 times and our Consolidated Interest Coverage Ratio was 2.7 times.

On December 2, 2013 and on November 27, 2012, the Term B Loan was amended, which reduced our interest rates on outstanding debt. Under the amended Term B Loan and depending on the Consolidated Leverage Ratio, we may elect an interest rate per annum equal to: (1) LIBOR plus fees of 3.00% (prior to the December 2, 2013 amendment, the interest rate ranged from LIBOR plus fees from 3.5% to 5.0%); and (2) the Base Rate plus fees of 2.00% (prior to the December 2, 2013 amendment, the interest rate ranged from the Base Rate plus fees from 2.5% to 4.0%). The Term B Loan includes a LIBOR floor of 1.00% (prior to the December 2, 2013 amendment, the LIBOR floor was 1.25%).

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

We expect that we may use the Revolver to: (1) provide for working capital; and (2) provide for general corporate purposes, including capital expenditures and any or all of the following (subject to certain restrictions): repurchases of Class A common stock, repurchases of our Senior Notes, dividends, investments and acquisitions. The Credit Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of our wholly owned subsidiaries. In addition, the Credit Facility is secured by a lien on substantially all of our assets, with limited exclusions (including our real property). The assets securing the Credit Facility are subject to customary release provisions which would enable us to sell such assets free and clear of encumbrance, subject to certain conditions and exceptions.

The Term B Loan amendment in December 2013 was treated as a loan modification and we: (1) recorded deferred financing costs of $1.0 million that will be amortized over the remaining life of the Term B Loan under the effective interest rate method; and (2) maintained unamortized deferred financing costs of $6.8 million that will continue to be amortized over the remaining life of the Term B Loan under the effective interest rate method. There was no extinguishment of debt as all lenders participated at the same commitment level and agreed to the terms of the amendment. We also incurred third-party costs of under $0.1 million that were expensed.

We treated the Term B Loan amendment in November 2012 under modification accounting and we: (1) recorded deferred financing costs of $1.1 million that will be amortized over the remaining life of the Term B Loan under the effective interest rate method; and (2) maintained unamortized deferred financing costs of $9.0 million that will continue to be amortized over the remaining life of the Term B Loan under the effective interest rate method. We also recorded a loss on the extinguishment of debt of $0.7 million for those lenders who either participated at a reduced commitment level or for those lenders who did not agree to the terms of the amendment. We also incurred third-party costs of $0.1 million that were expensed.

The initial borrowing in November 2011 under the Term B Loan was treated as new debt while the Revolver was treated as a debt modification. As a result, unamortized deferred financing costs were adjusted during the fourth quarter of 2011 as follows: (1) the Former Facility’s term loan unamortized deferred financing costs of $0.3 million were written off as a net loss on extinguishment of debt; and (2) the Former Facility’s revolving credit unamortized deferred financing costs of $0.8 million were written off as a net loss on extinguishment of debt and $0.3 million of unamortized deferred financing costs were deferred (to be amortized on a straight-line basis over the term of the Revolver). In addition, we recorded new deferred financing costs of: (i) $12.8 million for the Term B Loan that will be amortized under the effective interest rate method over the term; and (ii) $1.2 million for the Revolver that will be amortized under the straight-line method over the term.

Credit Facility’s Financial Covenants

The following table presents the computations of our Consolidated Leverage Ratio and Consolidated Interest Coverage Ratio as defined under our Credit Facility as of December 31, 2013:

Consolidated Leverage Ratio Computations:
(amounts in thousands, except ratios)
Numerator: Consolidated Funded Indebtedness
Senior debt outstanding	$299,500
Senior Notes at maturity	220,000
Letter of credit outstanding	370

Total debt outstanding	519,870
Less cash available, not to exceed $40 million	(12,231)

Consolidated Funded Indebtedness	$507,639

Denominator: Consolidated Operating Cash Flow
Net income	$26,024
Income taxes	22,476
Depreciation and amortization	8,545
Impairment loss	850
Interest expense	44,238
Non-cash compensation expense	4,270
Deferred non-cash charges	2,748
Unusual gains not in the ordinary course of business	(1,946)
Pro forma effect for tower disposition as of beginning of period	(395)

Consolidated Operating Cash Flow	$106,810

Consolidated Leverage Ratio	4.8

Consolidated Interest Coverage Ratio Computations:
(amounts in thousands, except ratios)
Numerator: Consolidated Operating Cash Flow	$106,810

Denominator: Consolidated Interest Charges
Interest expense	$44,235
Less: interest expense associated with the tower transaction	(394)
Less: interest income and certain deferred financing expense	(4,144)

Consolidated Interest Charges	$39,697

Consolidated Interest Coverage Ratio	2.7

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

Our Former Credit Agreement

Our Former Facility consisted of: (1) a revolving credit facility of $650 million, of which $535.5 million was outstanding and paid in full through the refinancing on November 23, 2011; and (2) a term loan of $400 million, of which $60.0 million was outstanding and paid in full through the refinancing on November 23, 2011. The interest rates under the Former Facility were dependent on the Consolidated Leverage Ratio. We could elect an interest rate equal to: (1) the LIBOR Rate plus fees that ranged from 0.50% to 2.50%; or (2) the Base Rate plus fees that ranged from 0% to 1.5%, where the Base Rate was the highest of: (a) the Federal Funds Rate plus 0.5%; (b) the LIBOR Rate plus 1.0%; and (c) the Prime Rate.

Finance Method Lease Obligation

On June 23, 2013, we eliminated our finance method lease obligation of $12.6 million and recorded a current and deferred gain on the disposition of the towers of $1.6 million and $9.9 million, respectively. We recorded this transaction during the second quarter of 2013 as a non-cash reduction of debt and non-cash recognition of gain.

As background, in 2009, we completed the sale of certain tower facilities for $12.6 million in cash. At the same time, we entered into leases for space on these towers for use by our radio stations. The agreement of sale provided for a possible earn-out to us of additional cash consideration, depending on whether the buyer met certain revenue targets. The period during the earn-out constituted a continuing involvement by us that precluded sale and leaseback accounting during the period of the earn-out and we recorded a finance method lease obligation. On June 23, 2013, the earn-out period ended, and it was determined that we were not entitled to receive any additional compensation.

Operating Activities

Net cash flows provided by operating activities were $63.3 million and $69.7 million for the years ended December 31, 2013 and 2012, respectively. The cash flows from operating activities decreased primarily due to the decrease in net revenues of $11.3 million, offset by a $9.2 million decrease in interest expense as a result of: (1) a decline in the average interest rate used to compute interest on outstanding debt, primarily due to the modification to the Term B Loan during the fourth quarter of 2012; and (2) a decline in the outstanding debt upon which interest is computed.

Net cash flows provided by operating activities were $69.7 million and $85.5 million for the years ended December 31, 2012 and 2011, respectively. The cash flows from operating activities decreased primarily due to the increase in interest expense associated with the refinancing of our outstanding debt during the fourth quarter of 2011.

Investing Activities

For the year ended December 31, 2013, net cash flows used in investing activities were $4.6 million, which primarily reflect the additions to property and equipment. For the years ended December 31, 2012 and 2011, net cash flows used in investing activities were $29.4 million and $14.3 million, respectively, which primarily reflect the purchase of radio station assets of $25.3 million and $9.0 million, respectively, as well as additions to property and equipment.

Financing Activities

For the years ended December 31, 2013, 2012 and 2011, net cash flows used in financing activities were $55.5 million, $35.0 million and $71.4 million, respectively.

For the years ended December 31, 2013, 2012 and 2011, the cash flows used in financing activities primarily reflect the net repayment of debt of $53.0 million, $32.5 million and $47.9 million, respectively.

Income Taxes

During the years ended December 31, 2013, 2012 and 2011, we paid a nominal amount in income taxes (state income taxes) as we have benefited from the tax deductions available on acquired assets, which are primarily intangible assets such as broadcasting licenses and goodwill. We anticipate that it will not be necessary to make any additional quarterly estimated federal, and most state, income tax payments for 2014, based upon projected quarterly taxable income and our ability to utilize federal and state net operating loss carryforwards.

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

See Liquidity under Part II, Item 7, “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations,” and Note 7 in the accompanying notes to the consolidated financial statements.

Share Repurchase Programs

Any share repurchase program is subject to the approval of our Board of Directors. Such approval would be dependent on many factors, including but not limited to, market conditions and restrictions under our Credit Facility and the indenture governing our Senior Notes. New share repurchase programs could be commenced at any time without prior notice.

Capital Expenditures

Capital expenditures for the years ended December 31, 2013, 2012 and 2011 were $4.3 million, $3.7 million and $5.7 million, respectively. We anticipate that capital expenditures in 2014 will be between $7.0 million and $8.0 million.

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

Contractual Obligations

The following table reflects a summary of our contractual obligations as of December 31, 2013:

	Payments Due By Period
					More Than
		Less Than	1 To 3	3 To 5	5
Contractual Obligations:	Total	1 Year	Years	Years	Years
	(amounts in thousands)
Long-term debt obligations (1)	$714,137	$38,035	$75,710	$359,730	$240,662
Operating lease obligations (2)	96,481	13,798	27,033	22,246	33,404
Purchase obligations (3)	196,752	73,447	107,612	15,277	416
Other long-term liabilities (4)	70,519	836	2,888	2,656	64,139

Total	$1,077,889	$126,116	$213,243	$399,909	$338,621

(1)	The total amount reflected in the above table includes principal and interest.
(a)	Our Credit Facility had outstanding debt in the amount of $299.5 million as of December 31, 2013. The maturity under our Credit Facility could be accelerated if we do not maintain compliance with certain covenants. The principal maturities reflected exclude any impact from required principal payments based upon our future operating performance. The above table includes projected interest expense under the remaining term of our Credit Facility.
(b)	Under our Senior Notes, the maturity could be accelerated if we do not maintain certain covenants or could be repaid in cash by us at our option prior to maturity. The above table includes projected interest expense under the remaining term of the agreement.
(2)	Certain leases include contingent rents for common area maintenance. These amounts are included in minimum operating lease commitments when it is probable that the expense has been incurred and the amount is reasonably measurable.

(3)

(a)    We have purchase obligations of $194.7 million including contracts primarily for on-air personalities, sports programming rights, ratings services, music licensing fees, equipment maintenance and certain other operating contracts.

(b)	In addition to the above, we have $2.1 million in liabilities related to: (i) construction obligations of $1.7 million; and (ii) our obligation to provide a $0.4 million letter of credit.
(4)	Included within total other long-term liabilities of $70.5 million are deferred income tax liabilities of $44.3 million. It is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities, together with liabilities for deferred compensation and uncertain tax positions (other than the amount of unrecognized tax benefits that are subject to the expiration of various statutes of limitation over the next 12 months) are reflected in the above table in the column labeled as “More Than 5 Years.” See Note 13, Income Taxes, in the accompanying notes to the consolidated financial statements for a discussion of deferred tax liabilities, including liabilities for unrecognized tax positions.

Off-Balance Sheet Arrangements

As of December 31, 2013 and as of the date this report was filed, we did not have any material off-balance sheet transactions, arrangements, or obligations, including contingent obligations.

Market Capitalization

As of December 31, 2013 and 2012, our total market capitalization was $404.7 million and $268.2 million, respectively, which was $106.3 million higher and $1.3 million lower, respectively, than our book equity value on those dates. As of December 31, 2013 and 2012, our stock price was $10.51 per share and $6.98 per share, respectively. See Note 4, Intangible Assets And Goodwill, in the accompanying notes to the consolidated financial statements for a discussion of impairment losses, which reduced our book equity value.

Intangibles

As of December 31, 2013, approximately 83% of our total assets consisted of radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate our radio stations without the related FCC license for each station. FCC licenses are subject to renewal every eight years. Consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. See Part I, Item 1A, “Risk Factors,” for a discussion of the risks associated with the renewal of licenses.

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

Recent Accounting Pronouncements

For a discussion of recently issued accounting standards, see Note 2 in the accompanying consolidated financial statements.

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

We consider the following policies to be important in understanding the judgments involved in preparing our consolidated financial statements and the uncertainties that could affect our financial position, results of operations or cash flows:

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

We expect our effective tax rate, before discrete items, changes in the valuation allowance, the tax expense associated with non-amortizable assets and impairment losses, to be in the low 40% range. When these items are excluded, our effective tax rate has been in the low 40% range over the last several years.

In 2013, our tax rate was 46.3% which decreased as compared to the 52.5% rate in the prior year. The income tax rate in the prior year was higher than expected due to the negative impact to income before income taxes of the $22.3 million impairment loss recorded during the second quarter of 2012. Our tax rate of 36.5% in 2011 was primarily impacted by management’s determination during the second quarter of 2011 that, on a more likely than not realization basis, a full valuation allowance was no longer required. The deferred tax asset valuation allowance was initially established in 2008 as we were impacted by the economic downturn during this period which resulted in impairments to our broadcast licenses and goodwill in 2007 and 2008. These impairment losses impacted our three-year cumulative income.

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

We believe our estimates of the value of our tax contingencies and valuation allowances are critical accounting estimates, as they contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued. The effect of a 1% increase in our estimated tax rate as of December 31, 2013 would be an increase in income tax expense of $0.5 million and a decrease in net income of $0.5 million (net income per basic and diluted share of $0.01) for the year ended December 31, 2013.

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of December 31, 2013, we have recorded approximately $757.4 million in radio broadcasting licenses and goodwill, which represents 83% of our total assets at that date. We must conduct impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and charge to operations an impairment expense in the periods in which the recorded value of these assets is more than their fair value. Any such impairment could be material. After an impairment expense is recognized, the recorded value of these assets will be reduced by the amount of the impairment expense and that result will be the assets’ new accounting basis. In 2012, 2009 and 2008, we recorded impairment losses of $22.3 million, $67.7 million and $835.7 million, respectively, for radio broadcasting licenses and goodwill.

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

The methodology used by us in determining our key estimates and assumptions was applied consistently to each market. Of the seven variables identified above, we believe that the assumptions in items (1) through (3) above are the most important to the determination of fair value.

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

The following table reflects the estimates and assumptions used in the second quarter of 2013 as compared to the second quarter of 2012, the date of the most recent prior impairment test:

	Estimates And Assumptions
	Second	Second
	Quarter	Quarter
	2013	2012
Discount rate	9.8%	10.0%
Operating profit margin ranges expected for average stations in the markets where the Company operates	25.0% to 41.0%	20.7% to 40.9%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%

	Units Of Accounting As Of December 31, 2013
	Based Upon The Valuation As Of June 30, 2013
	Percentage Range By Which Fair Value Exceeds Carrying Value
		Greater	Greater	Greater
	0% To	Than 5%	Than 10%	Than
	5%	To 10%	To 15%	15%
Number of units of accounting	3	5	3	9
Carrying value (in thousands)	$186,951	$271,733	$86,294	$171,769

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

The table above presents the percentage within a range by which the fair value exceeded the carrying value of our radio broadcasting licenses as of December 31, 2013 for 20 units of accounting where the carrying value of the licenses is considered material to our financial statements (20 geographical markets). Rather than presenting the percentage separately for each unit of accounting, management’s opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the broadcasting licenses. In addition, the units of accounting are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

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

The following table reflects certain key estimates and assumptions applied to each of our markets that were used in the second quarter of 2013 and in the second quarter of 2012, the date of the most recent prior impairment test:

	Estimates And Assumptions
	Second	Second
	Quarter	Quarter
	2013	2012
Discount rate	9.80%	10.0%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%
Market multiple used in step one of the market valuation approach	7.5x to 8.0x	7.5x to 8.0x

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

	Reporting Units As Of December 31, 2013 Based Upon The Valuation As Of June 30, 2013 Percentage Range By Which Fair Value Exceeds Carrying Value
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

See Note 4, Intangible Assets And Goodwill, in the accompanying notes to the consolidated financial statements, for a discussion of intangible assets and goodwill.

For a more comprehensive list of our accounting policies, see Note 2, Significant Accounting Policies, accompanying the consolidated financial statements included in our latest annual report on Form 10-K for the year ended December 31, 2013. Note 2 to the consolidated financial statements included with Form 10-K contains several other policies, including policies governing the timing of revenue recognition, that are important to the preparation of our consolidated financial statements, but do not meet the SEC’s definition of critical accounting policies because they do not involve subjective or complex judgments. In addition, for further discussion of new accounting policies that were effective for us on January 1, 2013, see the new accounting standards under Note 2 to the accompanying notes to the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our variable rate senior debt. If the borrowing rates under LIBOR were to increase 1% above the current rates as of December 31, 2013, our interest expense on our senior debt, other than the Revolver, would increase $0.5 million on an annual basis as our Term Loan provides for a minimum LIBOR floor. The interest expense on our outstanding Revolver would be subject to variable interest rates. If our entire Revolver were outstanding as of December 31, 2013 and LIBOR increased by 1% above the current rates as of December 31, 2013, our interest expense would increase by $1.0 million. From time to time, we may seek to limit our exposure to interest rate volatility through the use of interest rate hedging instruments.

Assuming LIBOR remains flat, interest expense in 2014 should be lower due to a reduction in interest rates on our outstanding debt as a result of the debt modification to our Credit Facility during the fourth quarter of 2013 and a decline in our outstanding debt upon which interest is computed.

As of December 31, 2013, there were no interest rate transactions outstanding.

Our credit exposure under hedging agreements similar to the agreements that we have entered into in the past, or similar agreements that we may enter into in the future, is the cost of replacing such agreements in the event of nonperformance by our counterparty. To minimize this risk, we select high credit quality counterparties. We do not anticipate nonperformance by such counterparties who we may enter into agreements with in the future, but we could recognize a loss in the event of nonperformance.

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

Evaluation Of Controls And Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) that are designed to ensure that: (1) information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (2) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on the foregoing, our President/Chief Executive Officer and Executive Vice President/Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s Report On Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” (1992) published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 15.

David J. Field, President and Chief Executive Officer

Stephen F. Fisher, Executive Vice President—Chief Financial Officer

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2014 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission prior to April 30, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2014 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission prior to April 30, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2014 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission prior to April 30, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2014 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission prior to April 30, 2014.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2014 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission prior to April 30, 2014.

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

4.02

First Amendment To Credit Agreement, dated as of November 27, 2012, among Entercom Radio, LLC, as the

Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and

the lenders party thereto. (4) (Originally filed as Exhibit 4.02)

4.03

Second Amendment To Credit Agreement, dated as of December 2, 2013, among Entercom Radio, LLC, as the

Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and

the lenders party thereto. (5)

4.04	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. (3) (Originally filed as Exhibit 4.2)

4.05	Form of Note. (3) (Originally filed as Exhibit 4.3)

10.01	Amended and Restated Employment Agreement, dated December 23, 2010, between Entercom Communications Corp. and David J. Field. (6) (Originally filed as Exhibit 10.01)

10.02	Employment Agreement, dated July 1, 2007, between Entercom Communications Corp. and Joseph M. Field. (7)

10.03	First Amendment To Employment Agreement, dated December 15, 2008, between Entercom Communications Corp. and Joseph M. Field. (8)

10.04	Employment Agreement, dated December 23, 2010, between Entercom Communications Corp. and Stephen F. Fisher. (6) (Originally filed as Exhibit 10.04)

10.05	Entercom Non-Employee Director Compensation Policy adopted May 18, 2010. (8)

10.06	Employment Agreement, dated as of January 1, 2013 between Entercom Communications Corp. and Andrew P. Sutor, IV. (10)

10.07	Employment Agreement, dated June 12, 2013, between Entercom Communications Corp. and Louise C. Kramer. (11)

10.08	Amended and Restated Entercom Equity Compensation Plan. (12)

10.09	Entercom Annual Incentive Plan. (13)

21.01	Information Regarding Subsidiaries of Entercom Communications Corp. (5)

23.01	Consent of PricewaterhouseCoopers LLP. (5)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (5)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (5)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (14)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (14)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Exhibit 3.01 to our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.01 to our Current Report on Form 8-K filed on February 21, 2008.

(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on November 25, 2011.
(4)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2012, as filed on February 27, 2013.
(5)	Filed herewith.
(6)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2010, as filed on February 9, 2011.
(7)	Incorporated by reference to Exhibit 10.02 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2007, as filed on November 21, 2007.
(8)	Incorporated by reference to Exhibit 10.04 to our Annual Report on Form 10-K for the year ended December 31, 2008, as filed on February 26, 2009.
(9)	Incorporated by reference to Exhibit 10.04 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 2, 2010.
(10)	Incorporated by reference to Exhibit 10.01 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as filed on May 9, 2013.
(11)	Incorporated by reference to Exhibit 10.01 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as filed on August 7, 2013.
(12)	Incorporated by reference to Exhibit A to our Proxy Statement on Schedule 14A filed on march 18, 2011.
(13)	Incorporated by reference to Exhibit 10.02 to our Current Report on Form 8-K filed on May 19, 2008.
(14)	These exhibits are submitted as “accompanying” this Annual Report on Form 10-K and shall not be deemed to be “filed” as part of such Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Entercom Communications Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Entercom Communications Corp. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 3, 2014

CONSOLIDATED FINANCIAL STATEMENTS OF ENTERCOM COMMUNICATIONS CORP.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	DECEMBER 31,	DECEMBER 31,
	2013	2012
ASSETS:
Cash and cash equivalents	$12,231	$8,923
Accounts receivable, net of allowance for doubtful accounts	71,818	70,955
Prepaid expenses, deposits and other	4,326	3,649
Prepaid and refundable federal and state income taxes	41	47
Deferred tax assets	2,850	7,222

Total current assets	91,266	90,796
Net property and equipment	44,439	51,677
Radio broadcasting licenses	718,542	718,656
Goodwill	38,850	39,103
Assets held for sale	2,090	—
Deferred charges and other assets, net of accumulated amortization	17,501	20,126

TOTAL ASSETS	$912,688	$920,358

LIABILITIES:
Accounts payable	$200	$400
Accrued expenses	13,729	14,205
Other current liabilities	12,723	12,253
Financing method lease obligations, current portion	—	12,610
Long-term debt, current portion	3,000	9,808

Total current liabilities	29,652	49,276

Long-term debt, net of current portion	514,124	560,133
Deferred tax liabilities	44,272	26,226
Other long-term liabilities	26,247	15,229

Total long-term liabilities	584,643	601,588

Total liabilities	614,295	650,864

CONTINGENCIES AND COMMITMENTS
SHAREHOLDERS’ EQUITY:
Preferred stock $0.01 par value; authorized 25,000,000 shares; no shares issued and outstanding	—	—
Class A common stock $.01 par value; voting; authorized 200,000,000 shares; issued and outstanding 31,308,194 in 2013 and 31,226,047 in 2012	313	312
Class B common stock $.01 par value; voting; authorized 75,000,000 shares; issued and outstanding 7,197,532 in 2013 and 2012	72	72
Class C common stock $.01 par value; nonvoting; authorized 50,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	604,721	601,847
Accumulated deficit	(306,713)	(332,737)

Total shareholders’ equity	298,393	269,494

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$912,688	$920,358

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
NET REVENUES	$377,618	$388,924	$382,727

OPERATING EXPENSE:
Station operating expenses, including non-cash compensation expense	252,596	252,934	264,195
Depreciation and amortization expense	8,545	10,839	11,276
Corporate general and administrative expenses, including non-cash compensation expense	24,381	25,874	26,609
Impairment loss	850	22,307	—
Merger and acquisition costs	—	—	767
Net time brokerage agreement (income) fees	—	238	244
Net (gain) loss on sale or disposal of assets	(1,321)	138	163

Total operating expense	285,051	312,330	303,254

OPERATING INCOME (LOSS)	92,567	76,594	79,473

OTHER (INCOME) EXPENSE:
Net interest expense	44,232	53,446	24,919
Net (gain) loss on extinguishment of debt	—	747	1,144
Net (gain) loss on derivative instruments	—	(1,346)	1,346
Net (gain) loss on investments	—	123	30
Other income	(165)	(118)	(32)

TOTAL OTHER EXPENSE	44,067	52,852	27,407

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	48,500	23,742	52,066
INCOME TAXES (BENEFIT)	22,476	12,474	(18,988)

NET INCOME (LOSS)	$26,024	$11,268	$71,054

NET INCOME (LOSS) PER SHARE—BASIC	$0.70	$0.31	$1.95

NET INCOME (LOSS) PER SHARE—DILUTED	$0.68	$0.30	$1.88

WEIGHTED AVERAGE SHARES:
Basic	37,417,807	36,906,468	36,369,410

Diluted	38,301,495	37,809,646	37,763,965

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
NET INCOME (LOSS)	$26,024	$11,268	$71,054
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES (BENEFIT):
Net unrealized gain (loss) on derivatives, net of taxes (benefit)	—	—	7,277

COMPREHENSIVE INCOME (LOSS)	$26,024	$11,268	$78,331

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(amounts in thousands, except share data)

						Retained	Accumulated
	Common Stock				Additional	Earnings	Other
	Class A		Class B		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Balance, December 31, 2010	30,700,568	$307	7,367,532	$74	$592,643	$(415,080)	$(7,277)	$170,667
Net income (loss)	—	—	—	—	—	71,054	—	71,054
Conversion of Class B common stock to Class A common stock	170,000	2	(170,000)	(2)	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	462	—	—	462
Compensation expense related to granting of restricted stock units	416,906	4	—	—	7,205	—	—	7,209
Exercise of stock options	53,625	—	—	—	71	—	—	71
Purchase of vested employee restricted stock units	(297,098)	(3)	—	—	(3,054)	—	—	(3,057)
Forfeitures of dividend equivalents	—	—	—	—	—	5	—	5
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	7,277	7,277

Balance, December 31, 2011	31,044,001	310	7,197,532	72	597,327	(344,021)	—	253,688
Net income (loss)	—	—	—	—	—	11,268	—	11,268
Compensation expense related to granting of stock options	—	—	—	—	210	—	—	210
Compensation expense related to granting of restricted stock units	280,072	3	—	—	5,541	—	—	5,544
Exercise of stock options	101,350	1	—	—	134	—	—	135
Purchase of vested employee restricted stock units	(199,376)	(2)	—	—	(1,365)	—	—	(1,367)
Forfeitures of dividend equivalents	—	—	—	—	—	16	—	16

Balance, December 31, 2012	31,226,047	312	7,197,532	72	601,847	(332,737)	—	269,494

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(amounts in thousands, except share data)

						Retained	Accumulated
	Common Stock				Additional	Earnings	Other
	Class A		Class B		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Net income (loss)	—	—	—	—	—	26,024	—	26,024
Compensation expense related to granting of stock options	—	—	—	—	41	—	—	41
Compensation expense related to granting of restricted stock units	96,560	1	—	—	4,228	—	—	4,229
Exercise of stock options	171,625	2	—	—	243	—	—	245
Purchase of vested employee restricted stock units	(186,038)	(2)	—	—	(1,638)	—	—	(1,640)

Balance, December 31, 2013	31,308,194	$313	7,197,532	$72	$604,721	$(306,713)	$—	$298,393

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$26,024	$11,268	$71,054
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,545	10,839	11,276
Amortization of deferred financing costs (including original issue discount)	4,144	4,651	3,592
Net deferred taxes (benefit) and other	22,422	13,296	(17,345)
Provision for bad debts	824	390	1,672
Net (gain) loss on sale or disposal of assets	(1,251)	138	163
Non-cash stock-based compensation expense	4,270	5,754	7,671
Net (gain) loss on investments	—	123	30
Net (gain) loss on derivatives	—	(1,346)	1,346
Deferred rent	206	516	191
Unearned revenue—long-term	(82)	(15)	5
Net loss on extinguishment of debt	—	747	1,144
Deferred compensation	2,380	1,762	727
Impairment loss	850	22,307	—
Accretion expense, net of asset retirement obligation payments	18	(87)	88
Other income	(165)	(118)	(32)
Changes in assets and liabilities:
Accounts receivable	(1,678)	(2,138)	208
Prepaid expenses and deposits	(743)	1,692	(6)
Prepaid and refundable income taxes	—	271	493
Accounts payable and accrued liabilities	(952)	(535)	524
Accrued interest expense	(523)	302	2,926
Accrued liabilities—long-term	(1,140)	(772)	(739)
Prepaid expenses—long-term	200	657	537

Net cash provided by (used in) operating activities	63,349	69,702	85,525

INVESTING ACTIVITIES:
Additions to property and equipment	(4,325)	(3,688)	(5,712)
Proceeds from sale of property, equipment, intangibles and other assets	8	29	231
Purchases of radio station assets	—	(25,325)	(9,000)
Deferred charges and other assets	(475)	(857)	(1,185)
Proceeds from investments and capital projects	209	482	32
Station acquisition deposits and costs	—	—	1,350

Net cash provided by (used in) investing activities	(4,583)	(29,359)	(14,284)

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
FINANCING ACTIVITIES:
Deferred financing expenses related to the bank facility, finance method lease obligations and senior unsecured notes	(1,040)	(1,241)	(19,937)
Borrowing under the revolving senior debt	33,000	36,000	587,500
Net proceeds from the senior unsecured notes	—	—	217,078
Payments of long-term debt	(86,023)	(68,529)	(852,527)
Proceeds from the exercise of stock options	245	135	71
Purchase of vested employee restricted stock units	(1,640)	(1,367)	(3,057)
Payment of dividend equivalents on vested restricted stock units	—	(43)	(512)

Net cash provided by (used in) financing activities	(55,458)	(35,045)	(71,384)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,308	5,298	(143)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,923	3,625	3,768

CASH AND CASH EQUIVALENTS, END OF YEAR	$12,231	$8,923	$3,625

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$41,010	$48,568	$18,393

Income taxes	$69	$99	$82

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

1. BASIS OF PRESENTATION AND ORGANIZATION

Nature Of Business – Entercom Communications Corp. (the “Company”) is one of the five largest radio broadcasting companies in the United States with a nationwide portfolio in excess of 100 stations in 23 markets, including San Francisco, Boston, Seattle, Denver, Portland, Sacramento and Kansas City.

Revision Of Prior Period Financial Statements

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2013, the Company identified and corrected a prior period error relating to the timing difference on the recognition of a gain on the sale of certain towers. For tax purposes, the gain was reported in the 2009 tax year, but was deferred for book purposes. The timing difference created a deferred tax asset that would be reversed at such time as the gain was reported for book purposes. Since all deferred tax assets were fully reserved in 2009 and in 2010 with a valuation allowance, there was no income statement impact in the years 2009 or 2010. When the Company reversed its full valuation allowance in 2011, the release created an income tax benefit, which is reflected as an adjustment in the table below.

The Company assessed the materiality of this error and concluded that it was not material to its previously issued consolidated financial statements. The Company has revised all affected periods presented herein to reflect the correct accounting for this tax benefit. This non-cash item did not impact the Company’s operating income or operating cash flows for the current or prior periods and has no impact on the Company’s cash taxes.

The following table presents the effects of the revision on the Company’s consolidated statement of operation for the period presented:

	Year Ended December 31, 2011
	As
	Previously
	Reported	Adjustment	As Revised
	(amounts in thousands, except per share data)
Income taxes (benefit)	$(14,211)	$(4,777)	$(18,988)

Net income (loss)	$66,277	$4,777	$71,054

Net income per share:
Basic	$1.82	$0.13	$1.95

Diluted	$1.76	$0.12	$1.88

The following table presents the effects of the revision on the Company’s balance sheet for the periods presented:

	December 31, 2011
	As
	Previously
	Reported	Adjustment	As Revised
	(amounts in thousands)
Deferred tax liabilities	$13,550	$(4,777)	$8,773

Total long-term liabilities	$638,985	$(4,777)	$634,208

Total liabilities	$670,358	$(4,777)	$665,581

Accumulated deficit	$(348,798)	$4,777	$(344,021)

Total shareholders’ equity	$248,911	$4,777	$253,688

	December 31, 2012
	As
	Previously
	Reported	Adjustment	As Revised
	(amounts in thousands)
Deferred tax assets	$2,445	$4,777	$7,222

Total current assets	$86,019	$4,777	$90,796

Total assets	$915,581	$4,777	$920,358

Accumulated deficit	$(337,514)	$4,777	$(332,737)

Total shareholders’ equity	$264,717	$4,777	$269,494

Total liabilities and shareholders’ equity	$915,581	$4,777	$920,358

The following table presents the effects of the revision on the Company’s consolidated statement of cash flows for the period presented:

	Year Ended December 31, 2011
	As
	Previously
	Reported	Adjustment	As Revised
	(amounts in thousands)
Net income (loss)	$66,277	$4,777	$71,054

Net deferred taxes (benefit) and other	$(12,568)	$(4,777)	$(17,345)

2. SIGNIFICANT ACCOUNTING POLICIES

Principles Of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are 100% owned by the Company. All intercompany transactions and balances have been eliminated in consolidation. The Company also considers the applicability of any variable interest entities (“VIEs”) that are required to be consolidated by the primary beneficiary. From time to time, the Company may enter into a time brokerage agreement (“TBA”) in connection with the pending acquisition or disposition of radio stations and the requirement to consolidate a VIE may apply, depending on the facts and circumstances related to each transaction. As of December 31, 2013, the consolidation requirements as a VIE (see Note 20, Contingencies, Guarantor Arrangements And Commitments) did not apply as there were no pending transactions.

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

Management’s Use Of Estimates – The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to: (1) asset impairments, including broadcasting licenses and goodwill; (2) income tax valuation allowances; (3) uncertain tax positions; (4) allowance for doubtful accounts; (5) self-insurance reserves; (6) fair value of equity awards; (7) estimated lives for tangible and intangible assets; (8) fair value measurements for financial instruments such as interest rate hedging transactions; and (9) contingency and litigation reserves. The Company’s accounting estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The accounting estimates may change as new events occur, as more experience is acquired and as more information is obtained. The Company evaluates and updates assumptions and estimates on an ongoing basis and may use outside experts to assist in the Company’s evaluation, as considered necessary. Actual results could differ from those estimates.

Income Taxes – The Company applies the liability method to the accounting for deferred income taxes. Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded for a net deferred tax asset balance when it is more likely than not that the benefits of the tax asset will not be realized. The Company reviews on a continuing basis the need for a deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustment to the deferred tax asset valuation allowance is recorded in the consolidated statements of operations in the period that such an adjustment is required.

The Company applies the guidance for income taxes and intra-period allocation to the recognition of uncertain tax positions. This guidance clarifies the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. The guidance requires that any liability created for unrecognized tax benefits is disclosed. The application of this guidance may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. This guidance also clarifies the method to allocate income taxes (benefit) to the different components of income (loss), such as: (1) income (loss) from continuing operations; (2) income (loss) from discontinued operations; (3) extraordinary items; (4) other comprehensive income (loss); (5) the cumulative effects of accounting changes; and (6) other charges or credits recorded directly to shareholders’ equity. See Note 13 for a further discussion of income taxes.

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

Depreciation expense for property and equipment is reflected in the following table for the periods indicated:

	Property And Equipment
	Years Ended December 31,
	2013	2012	2011
	(amounts in thousands)
Depreciation expense	$7,543	$9,903	$10,325

As of December 31, 2013, the Company had construction commitments outstanding of $1.7 million.

The following is a summary of the categories of property and equipment along with the range of estimated useful lives used for depreciation purposes:

	Depreciation Period		Property And Equipment
	In Years		December 31,
	From	To	2013	2012
			(amounts in thousands)
Land, land easements and land improvements	—	15	$12,750	$16,640
Buildings	20	40	22,660	21,535
Equipment	3	40	118,180	123,979
Furniture and fixtures	5	10	13,945	14,690
Leasehold improvements	shorter of economic life or lease term		21,442	21,485

			188,977	198,329
Accumulated depreciation			(145,193)	(148,605)

			43,784	49,724
Capital improvements in progress			655	1,953

Net property and equipment			$44,439	$51,677

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

Revenue Recognition – Revenue from the sale of commercial broadcast time to advertisers is recognized when the commercials are broadcast. Revenues presented in the consolidated financial statements are reflected on a net basis, after the deduction of advertising agency fees by the advertising agencies, usually at a rate of 15% of gross revenues. Promotional fees are recognized as services are rendered. Advertiser payments received in advance of when the commercials are broadcast are recorded as unearned revenue.

The Company derives revenues through e-commerce by selling discount certificates for advertiser goods and services directly to the Company’s listeners through the use of the Company’s station websites. In this business model, the Company shares a portion of the e-commerce sales with the advertiser. The Company reports these revenues on a net basis after deducting the portion of the sales that were shared with the advertiser.

The following table presents the amounts of unearned revenues as of the periods indicated:

		Unearned Revenues
		December 31,
	Balance Sheet Location	2013	2012
		(amounts in thousands)
Current	Accrued compensation and other current liabilities	$317	$291

Long-term	Other long-term liabilities	$43	$125

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

Debt Issuance Costs And Original Issue Discount – The costs related to the issuance of debt are capitalized and amortized over the lives of the related debt and such amortization is accounted for as interest expense. In connection with the Company’s debt: (1) in December 2013 and in November 2012, the Company recorded deferred debt issuance costs in connection with debt modifications; and (2) in November 2011, the Company recorded deferred debt issuance costs and an original issue discount in connection with its debt refinancing (debt modification for its revolving credit facility). See Note 7 for further discussion for the amount of deferred financing expense and original issue discount that was included in interest expense in the accompanying consolidated statements of operations.

Extinguishment Of Debt –The Company may amend, append or replace, in part or in full, its outstanding debt. The Company reviews its unamortized financing costs associated with its outstanding debt to determine the amount subject to extinguishment under the accounting provisions for an exchange of debt instruments with substantially different terms or changes in a line-of-credit or revolving-debt arrangement. In connection with the Company’s November 2012 debt modification and November 2011 debt refinancing, the Company recorded debt extinguishment costs. See Note 7 for a discussion of any debt extinguishments associated with the Company’s long-term debt.

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

Asset Retirement Obligations – The Company reasonably estimates the fair value of an asset retirement obligation. For an asset retirement obligation that is conditional (uncertainty about the timing and/or method of settlement), the Company factors into its fair value measurement a probability factor as the obligation depends upon a future event that may or may not be within the control of the Company. The Company’s asset retirement obligations are not significant when compared to its net outstanding property and equipment.

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

Share-Based Compensation – The Company records compensation expense for all share-based payment awards made to employees and directors, at estimated fair values. The Company also uses the simplified method in developing an estimate of the expected term of certain stock options. For further discussion of share-based compensation, see Note 11.

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

Accrued Litigation – The Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings to which it is a party and records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These judgments are subjective, based on the status of such legal or regulatory proceedings, the merits of the Company’s defenses and consultation with corporate and external legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from the Company’s estimates. The Company expenses legal costs as incurred in professional fees. See Contingencies under Note 20.

Software Costs – The Company capitalizes direct internal and external costs incurred to develop internal-use software during the application development state. Internal-use software includes website development activities such as the planning and design of additional functionality and features for existing sites and/or the planning and design of new sites. Costs related to the maintenance, content development and training of internal-use software are expensed as incurred. Capitalized costs are amortized over the estimated useful life of three years using the straight-line method.

Reclassifications – Certain reclassifications have been made to the prior years’ financial statements to conform to the presentation in the current year.

Recent Accounting Standards

Netting Of Unrecognized Tax Benefits Against Tax Assets

In June 2013, the accounting guidance was modified to require the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in the settlement of uncertain tax positions. This guidance is effective for the Company beginning January 1, 2014 and can be applied on a prospective basis. The Company anticipates that the adoption of this guidance will not have a material effect on the presentation of the Company’s consolidated financial statements as the Company’s current presentation conforms to this new guidance.

Obligations Resulting From Joint And Several Liability Arrangements

In February 2013, the accounting guidance was amended for obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The amendments provide guidance on the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings, for which the total amount of the obligation is fixed at the reporting date. The amendment is effective for the Company beginning January 1, 2014 and should be applied retrospectively. The Company does not expect that the adoption of these provisions will have a significant impact on the Company’s consolidated financial statements.

Amounts Reclassified Out Of Accumulated Other Comprehensive Income

In February 2013, the accounting guidance was modified with respect to how to report the effect of a significant reclassification out of accumulated other comprehensive income. This guidance was effective for the Company as of January 1, 2013 and was applied prospectively. The adoption of this guidance did not materially change the presentation of the Company’s consolidated financial statements.

Balance Sheet Disclosures About Offsetting Assets And Liabilities

In December 2011, the accounting guidance was revised to modify disclosures regarding financial and derivative instruments. Entities are required to provide both net and gross information for these assets and liabilities in order to provide for comparability with international accounting standards. This guidance, which was effective for the Company as of January 1, 2013, was applied retrospectively. The adoption of this guidance did not materially change the presentation of the Company’s consolidated financial statements.

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

The accounts receivable balances and reserve for doubtful accounts are presented in the following table as of the periods indicated:

	Net Accounts Receivable
	December 31,
	2013	2012
	(amounts in thousands)
Accounts receivable	$74,231	$73,658
Allowance for doubtful accounts	(2,413)	(2,703)

Accounts receivable, net of allowance for doubtful accounts	$71,818	$70,955

See the table in Note 6 for the amounts outstanding as of the periods indicated for accounts receivable credits.

The following table presents the changes in the allowance for doubtful accounts for the periods presented:

Changes In Allowance For Doubtful Accounts
Year Ended	Balance At Beginning Of Year	Additions Charged To Costs And Expenses	Deductions From Reserves	Balance At End Of Year
	(amounts in thousands)
December 31, 2013	$2,703	$824	$(1,114)	$2,413
December 31, 2012	3,319	390	(1,006)	2,703
December 31, 2011	3,127	1,672	(1,480)	3,319

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

The following table presents the changes in broadcasting licenses for the periods indicated:

	Broadcasting Licenses Carrying Amount
	2013	2012
	(amounts in thousands)
Beginning of period balance as of January 1,	$718,656	$715,902
Impairment loss	—	(22,307)
Acquisitions	—	25,061
Dispositions	(114)	—

Ending period balance as of December 31,	$718,542	$718,656

The following table presents the changes in goodwill for each of the periods indicated:

	Goodwill Carrying Amount
	2013	2012
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$164,718	$164,506
Accumulated loss on impairment as of January 1,	(125,615)	(125,615)

Goodwill beginning balance after cumulative loss on impairment as of January 1,	39,103	38,891
Acquisitions	—	212
Dispositions	(253)	—

Goodwill ending balance as of December 31,	$38,850	$39,103

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

The following table reflects the estimates and assumptions used in the second quarter of 2013 as compared to the second quarter of 2012, the date of the most recent prior impairment test:

	Estimates And Assumptions
	Second	Second
	Quarter	Quarter
	2013	2012
Discount rate	9.8%	10.0%
Operating profit margin ranges expected for average stations in the markets where the Company operates	25.0% to 41.0%	20.7% to 40.9%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%

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

The following table reflects the estimates and assumptions used in the second quarter of 2011 as compared to the second quarter of 2010, the date of the prior impairment test:

	Estimates And Assumptions
	Second	Fourth
	Quarter	Quarter
	2011	2010
Discount rate	10.0%	10.0%
Operating profit margin ranges expected for average stations in the markets where the Company operates	19.5% to 41.5%	21.0% to 42.5%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%

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

In September 2011, the accounting guidance for how an entity tests goodwill for impairment was revised. The revised guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance was available but not used for the Company’s annual goodwill testing.

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

The following table reflects certain key estimates and assumptions applied to each of the Company’s markets that were used in the impairment test:

	Estimates And Assumptions
	Second	Second
	Quarter	Quarter
	2013	2012
Discount rate	9.8%	10.0%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%
Market multiple used in step one of the market valuation approach	7.5x to 8.0x	7.5x to 8.0x

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

Goodwill Impairment Testing During The Second Quarter Ended June 30, 2011

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

The following table reflects certain key estimates and assumptions applied to each of the Company’s markets that were used in the second quarter of 2011 and in the second quarter of 2010, the date of the prior impairment test:

	Estimates And Assumptions
	Second	Second
	Quarter	Quarter
	2011	2010
Discount rate	10.0%	10.0%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%
Market multiple used in step one of the market valuation approach	7.5x to 8.0x	7.5x to 8.0x

(B) Definite-Lived Intangibles

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, and acquired advertising contracts. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the years ended December 31, 2013, 2012 and 2011, the Company reviewed the carrying value and the useful lives of these assets and determined they were appropriate.

See Note 5 for: (1) a listing of the assets comprising definite-lived assets, which are included in deferred charges and other assets on the balance sheets; (2) the amount of amortization expense for definite-lived assets; and (3) the Company’s estimate of amortization expense for definite-lived assets in future periods.

5. DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets, including definite-lived intangible assets, consist of the following as of the periods indicated:

	Deferred Charges And Other Assets
	December 31,
	2013			2012			Period Of
	Asset	Reserve	Net	Asset	Reserve	Net	Amortization
	(amounts in thousands)
Deferred contracts and other agreements	$1,788	$1,277	$511	$1,788	$1,177	$611	Term of contract
Leasehold premium	846	474	372	1,732	1,215	517	Less than 1 year
Other definitive lived assets	833	823	10	833	769	64	3 years

Total definite-lived intangibles	3,467	2,574	893	4,353	3,161	1,192
Debt issuance costs	23,154	9,734	13,420	22,115	5,864	16,251	Term of debt
Prepaid assets—long-term	600	—	600	800	—	800
Software costs and other	4,889	2,301	2,588	11,116	9,233	1,883

	$32,110	$14,609	$17,501	$38,384	$18,258	$20,126

The following table presents the various categories of amortization expense for the periods indicated, including deferred financing expense which is reflected as interest expense:

	Amortization Expense
	For The Years Ended December 31,
	2013	2012	2011
	(amounts in thousands)
Definite-lived assets	$203	$240	$284
Deferred financing expense	3,870	4,405	3,567
Software costs	800	696	667

Total amortization expense for deferred charges and other assets	$4,873	$5,341	$4,518

The following table presents the Company’s estimate of amortization expense, for each of the five succeeding years for: (1) deferred charges and other assets; and (2) definite-lived assets:

	Future Amortization Expense
			Definite-Lived
	Total	Other	Assets
	(amounts in thousands)
Years ending December 31,
2014	$5,154	$5,005	149
2015	4,188	4,080	108
2016	3,092	3,010	82
2017	1,411	1,341	70
2018	1,064	996	68
Thereafter	1,386	970	416

Total	$16,295	$15,402	$893

6. OTHER CURRENT AND LONG-TERM LIABILITIES

Other Current Liabilities

Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	December 31,
	2013	2012
	(amounts in thousands)
Accrued compensation	$5,418	$4,820
Accounts receivable credits	1,547	1,894
Advertiser obligations	1,123	1,083
Accrued interest payable	2,910	3,432
Other	1,725	1,024

	$12,723	$12,253

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

The following table reflects deferred rent liabilities included under other long-term liabilities as of the periods indicated:

	Deferred Rent Liabilities
	December 31,
	2013	2012
	(amounts in thousands)
Deferred rent liabilities	$4,313	$4,107

7. LONG-TERM DEBT

Long-term debt, including financing method lease obligations, was comprised of the following as of the periods indicated:

	Long-Term Debt
	December 31,
	2013	2012
	(amounts in thousands)
Credit Facility
Revolver, due November 23, 2016 (A)	$—	$5,000
Term B Loan, due November 23, 2018 (A)	299,500	347,500
Senior Notes
10.5% senior unsecured notes, due December 1, 2019 (B)	220,000	220,000
Other
Financing Method Lease Obligations (C)	—	12,610
Other	—	92

Total	519,500	585,202
Current amount of long-term debt	(3,000)	(9,808)
Current amount of finance method lease obligations	—	(12,610)
Unamortized original issue discount	(2,376)	(2,651)

Total long-term debt	$514,124	$560,133

Outstanding standby letter of credit	$370	$570

(A) Senior Debt

The Credit Facility

As of December 31, 2013, the amount outstanding under the term loan component (the “Term B Loan”) of the Company’s senior secured credit facility (the “Credit Facility”) was $299.5 million. There was no amount outstanding under the revolving credit facility component (the “Revolver”) of the Company’s Credit Facility. The maximum available amount of the Revolver, which includes the impact of an outstanding letter of credit, was $49.6 million as of December 31, 2013. The amount of the Revolver actually available to the Company is a function of covenant compliance at the time of borrowing.

On November 23, 2011, the Company entered into a credit agreement with a syndicate of lenders for a $425 million Credit Facility that was comprised of: (a) a $50 million Revolver that matures on November 23, 2016; and (b) a $375 million Term B Loan that matures on November 23, 2018.

The Company used the proceeds from the Revolver, the Term B Loan and the issuance of 10.5% senior unsecured notes (the “Senior Notes”) to pay all of the outstanding debt under its former credit agreement (the “Former Facility”), along with transaction costs for both the Credit Facility and the Senior Notes. The Company expects it may use the Revolver to: (1) provide for working capital; and (2) provide for general corporate purposes, including capital expenditures and any or all of the following (subject to certain restrictions): repurchases of Class A common stock, repurchases of the Company’s Senior Notes, dividends, investments and acquisitions. The Credit Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly owned subsidiaries. In addition, the Credit Facility is secured by a lien on substantially all of the Company’s assets, with limited exclusions (including the Company’s real property). The assets securing the Credit Facility are subject to customary release provisions which would enable the Company to sell such assets free and clear of encumbrance, subject to certain conditions and exceptions.

The Term B Loan requires mandatory prepayments equal to 50% of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs to 0%, depending on the Consolidated Leverage Ratio. The Excess Cash Flow payment is due in the first quarter of each year and the amount of the payment is based on the Excess Cash Flow and Leverage Ratio for the prior year. The Company estimates that the Excess Cash Flow payment, which would be due in the first quarter of 2014, has been considered to be fully paid as the Company made sufficient pre-payments in 2013 using cash from operating activities.

As of December 31, 2013, the Company is in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenants is highly dependent on its results of operations. Management believes that over the next 12 months the Company can continue to maintain compliance. The Company’s operating cash flow is positive, and management believes that it is adequate to fund the Company’s operating needs and mandatory debt repayments under the Company’s Credit Facility. Management believes that cash on hand and cash from operating activities, together with available borrowings under the Revolver, will be sufficient to permit the Company to meet its liquidity requirements over the next 12 months, including its debt repayments. As a result, the Company has not been required to rely upon, and the Company does not anticipate being required to rely upon, the Revolver to fund its operations.

The Credit Facility requires the Company to maintain compliance with certain financial covenants which are defined terms within the agreement, including:

•	a maximum Consolidated Leverage Ratio that cannot exceed 6.5 times as of December 31, 2013 and 5.5 times as of December 31, 2014, which decreases over time to 4.5 times as of March 31, 2016 and thereafter; and

•	a minimum Consolidated Interest Coverage Ratio of 1.6 times as of December 31, 2013 and 1.75 times as of December 31, 2014, which increases over time to 2.0 times as of September 30, 2015 and thereafter.

On December 2, 2013 and on November 27, 2012, the Term B Loan was amended, with each amendment further reducing the interest rates. Under the December 2, 2013 amendment of the Term B Loan and depending on the Consolidated Leverage Ratio, the Company may elect an interest rate per annum equal to: (1) the Eurodollar London Interbank Offered Rate (“LIBOR”) plus fees of 3.00% (prior to the December 2, 2013 amendment, the interest rate ranged from LIBOR plus fees of 3.5% to 5.0%); and (2) the Base Rate plus fees of 2.00% (prior to the December 2, 2013 amendment, the interest rate ranged from the Base Rate plus fees of 2.5% to 4.0%). The Term B Loan includes a LIBOR floor of 1.00% (prior to the December 2, 2013 amendment, the LIBOR floor was 1.25%).

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

Failure to comply with the Company’s financial covenants or other terms of its Credit Facility and any subsequent failure to negotiate and obtain any required relief from its lenders could result in a default under the Company’s Credit Facility. Any event of default could have a material adverse effect on our business and financial condition. In addition, a default under either the Company’s Credit Facility or the indenture governing the Company’s Senior Notes could cause a cross default in the other instrument and result in the acceleration of the maturity of all outstanding debt. Under these circumstances, the acceleration of the Company’s debt could have a material adverse effect on its business. The Company may seek from time to time to amend its Credit Facility or obtain other funding or additional funding, which may result in higher interest rates.

As of December 31, 2013, the Company’s Consolidated Leverage Ratio was 4.8 times versus a covenant limit of 6.5 times and the Consolidated Interest Coverage Ratio was 2.7 times versus a covenant minimum of 1.6 times. These covenants become more restrictive over time.

The Term B Loan amendment in December 2013 was reflected as a loan modification and the Company: (1) recorded deferred financing costs of $1.0 million (including the lender’s legal costs) that will be amortized over the remaining life of the Term B Loan under the effective interest rate method; and (2) maintained unamortized deferred financing costs of $6.8 million that will continue to be amortized over the remaining life of the Term B Loan under the effective interest rate method. The Company did not record any loss on extinguishment of debt as all lenders participated at the same commitment level and agreed to the terms of the amendment. The Company also incurred third-party costs of less than $0.1 million, which were expensed.

The Company treated the 2012 amendment under modification accounting and the Company: (1) recorded deferred financing costs of $1.1 million (including the lender’s legal costs) that will be amortized over the remaining life of the Term B Loan under the effective interest rate method; and (2) maintained unamortized deferred financing costs of $9.0 million that will continue to be amortized over the remaining life of the Term B Loan under the effective interest rate method. The Company also recorded a loss on the extinguishment of debt of $0.7 million for those lenders who either participated at a reduced commitment level or for those lenders who did not agree to the terms of the amendment. The Company also incurred third-party costs of $0.1 million that were expensed.

In connection with the debt refinancing during the fourth quarter of 2011, the Term B Loan was treated as new debt while the Revolver was treated as debt extinguishment and modification. As a result, unamortized deferred financing costs were adjusted as follows: (1) $0.3 million under the Former Facility’s term loan were written off as a net loss on extinguishment of debt; (2) $0.8 million under the Former Facility’s revolving credit were written off as a net loss on extinguishment of debt; and (3) $0.3 million of unamortized deferred financing costs under the Former Facility’s revolving credit were deferred (to be amortized on a straight-line basis over the term of the Revolver). In addition, the Company recorded new deferred financing costs of: (i) $12.8 million for the Term B Loan that will be amortized under the effective interest rate method over the term; and (ii) $1.2 million for the Revolver that will be amortized under the straight-line method over the term.

The Company’s Former Credit Agreement

The Company’s Former Facility consisted of: (1) a revolving credit facility of $650 million, of which $535.5 million was outstanding and paid in full as of the refinancing on November 23, 2011; and (2) a term loan of $400 million, of which $60.0 million was outstanding and paid in full as of the refinancing on November 23, 2011.

Depending on the Consolidated Leverage Ratio, the Company could elect an interest rate equal to: (1) the LIBOR Rate plus fees that ranged from 0.50% to 2.50%; or (2) the Base Rate plus fees that ranged from 0% to 1.5%, where the Base Rate was the highest of: (a) the Federal Funds Rate plus 0.5%; (b) the LIBOR Rate plus 1.0%; and (c) the Prime Rate.

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

Financial statements of the subsidiaries are not included in accordance with Rule 3-10 of Regulation S-X as: (1) Entercom Communications Corp. after excluding all subsidiaries (the “Parent Company”), has no independent assets or operations; (2) Entercom Radio, LLC (“Radio”) is a 100% owned finance subsidiary of the Parent Company; (3) the Parent Company has guaranteed the Credit Facility and Senior Notes; (4) all of the Parent Company’s direct and indirect subsidiaries other than Radio have guaranteed the Credit Facility and Senior Notes; (5) all of the guarantees are full and unconditional (subject to the customary automatic release provisions); and (6) all of the guarantees are joint and several.

Radio, which is a wholly owned subsidiary of the Parent Company, holds the ownership interest in various subsidiary companies that own the operating assets, including broadcasting licenses, permits, authorizations and cash royalties. Radio is the borrower under the Credit Facility and is the issuer of the Senior Notes. The assets securing both the Credit Facility and the Senior Notes are subject to customary release provisions which would enable the Company to sell such assets free and clear of encumbrance, subject to certain conditions and exceptions.

Under certain covenants, the Company’s subsidiary guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Senior Notes, and the subsidiary guarantors are limited in their ability to incur additional indebtedness under certain restrictive covenants. See Note 20 for financial statements of parent.

A default under the Company’s Senior Notes could cause a default under the Company’s Credit Facility. Any event of default, therefore, could have a material adverse effect on the Company’s business and financial condition.

(C) Net Interest Expense

The components of net interest expense are as follows:

	Net Interest Expense
	Years Ended December 31,
	2013	2012	2011
	(amounts in thousands)
Interest expense	$40,091	$47,412	$14,790
Amortization of deferred financing costs	3,870	4,405	3,567
Amortization of original issue discount of senior notes	274	246	25
Interest expense on interest rate hedging agreements	—	1,392	6,568
Interest income and other investment income	(3)	(9)	(31)

Total net interest expense	$44,232	$53,446	$24,919

The weighted average interest rate under the Credit Facility (before taking into account the fees on the unused portion of the Revolver) was: (1) 4.00% as of December 31, 2013; and (2) 5.01% as of December 31, 2012.

(D) Financing Method Lease Obligation

In September 2009, the Company entered into an agreement to sell certain tower facilities and lease back most of these tower sites for use by the Company’s radio stations. This transaction was accounted for under the financing method as described more fully under Note 8.

(E) Interest Rate Transactions

As of December 31, 2013 and 2012, there were no derivative interest rate transactions outstanding.

The Company from time-to-time enters into interest rate transactions from time to time with different lenders to diversify its risk associated with interest rate fluctuations of its variable rate debt. See Note 9 for the accounting for these transactions. Under these transactions, the Company agrees with other parties (participating members of the Company’s Credit Facility) to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt.

The Company’s credit exposure under these hedging agreements, or similar agreements the Company may enter into in the future, is the cost of replacing such agreements in the event of nonperformance by the Company’s counterparty. For those interest rate transactions that may be entered into with the same counterparty, the Company will enter into a master netting agreement that would allow, under certain circumstances, the Company and the counterparty to settle financial assets and liabilities on a net basis.

(F) Aggregate Principal Maturities

The minimum aggregate principal maturities on the Company’s outstanding debt (excluding any impact from required principal payments based upon the Company’s future operating performance) are as follows:

	Principal Debt Maturities
	Credit Facility	Senior Notes	Total
	(amounts in thousands)
Years ending December 31:
2014	$3,000	$—	$3,000
2015	3,000	—	3,000
2016	3,000	—	3,000
2017	3,000	—	3,000
2018	287,500	—	287,500
Thereafter	—	220,000	220,000

Total	$299,500	$220,000	$519,500

(G) Outstanding Letters Of Credit

The Company is required to maintain a standby letter of credit, in connection with insurance coverage as described in Note 20.

(H) Guarantor and Non-Guarantor Financial Information

Radio, which is a wholly owned subsidiary of Entercom Communications Corp., holds the ownership interest in various subsidiary companies that own the operating assets, including broadcasting licenses, permits and authorizations. Radio (1) is the borrower under the Credit Facility, as described in Note 7(A); and (2) is the issuer of the Senior Notes, as described in Note 7(B). As of December 31, 2013, Entercom Communications Corp. and each direct and indirect subsidiary of Radio is a guarantor of Radio’s obligations under both the Credit Facility and the Senior Notes.

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

(I) Debt Extinguishment

The following table presents for the periods indicated the amount of gain or loss recorded on debt extinguishment along with the amount of debt that was retired early:

	Debt Extinguishment
	Years Ended December 31,
	2013	2012	2011
	(amounts in thousands)
Write-off of unamortized deferred financing costs	$—	$747	$1,144

Amount of debt retired early	$69	$—	$595,500

8. TOWER SALE AND LEASEBACK

In 2009, the Company completed the sale of certain tower facilities for $12.6 million in cash. At the same time, the Company entered into leases for space on these towers for use by the Company’s radio stations. The sale agreement included the opportunity for additional cash consideration for the Company through an earn-out which would be paid to the Company if the buyer met agreed upon revenue targets during the earn-out period. The earn-out constituted a continuing involvement by the Company that precluded sale and leaseback accounting until the earn-out period was complete. As a result of its continuing involvement in the tower facilities, the Company recorded a $12.6 million finance method lease obligation when the cash from the sale was received. On June 23, 2013, the earn-out period ended, and it was determined that the Company was not entitled to receive any additional compensation.

With the earn-out complete, the Company applied the guidance under sale and leaseback accounting during the second quarter of 2013. As a result, the Company eliminated its finance method lease obligation of $12.6 million and recorded a current and deferred gain of $1.6 million and $9.9 million, respectively. Both the elimination of the finance method lease obligation and the recording of the gain were non-cash. The current gain is included in the statement of operations under net (gain) loss on sale or disposal of assets. The deferred gain will be amortized on a straight-line basis over the remaining life of the lease, which was 16.5 years as of June 2013, and during this period the gain will be reflected as a net (gain) loss on sale or disposal of assets. As of December 31, 2013, the Company recorded on the balance sheet $0.6 million of deferred gain as a short-term liability under other current liabilities and $9.0 million of deferred gain as a long-term liability under other long-term liabilities. All of the leases were accounted for as operating leases.

As background, in connection with the sale of the towers and the Company’s continuing involvement as described above, the Company classified this transaction under the financing method as $12.6 million in finance method lease obligations. Under the financing method: (1) the assets and accumulated depreciation remained on the consolidated balance sheet and continued to be depreciated; (2) no gain was recognized for book purposes (the gain was recognized in 2009 for tax purposes); (3) proceeds of $12.6 million received by the Company from these transactions were recorded as a finance method lease liability; and (4) transaction costs of $0.2 million were recorded as deferred financing expense, which was amortized over 42 months.

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

Minimum rental commitments at December 31, 2013 for these non-cancellable leases are included within the operating lease commitment table under Note 20.

The following table presents property and equipment held under financing method leases, by major category, which represented components of property and equipment included in the balance sheet under property and equipment for the period presented:

Net Property And Equipment Held Under Finance Method Lease Obligations
December 31,
2012
(amounts in thousands)
Land and land improvements	$843
Building	358
Leasehold improvements	11
Equipment	3,863
Leasehold premium	885

Total	5,960
Less accumulated depreciation	(4,785)

Property and equipment held under financing method leases, net	$1,175

The following table presents, for the periods indicated, the amount of: (1) depreciation expense attributable to assets held under financing method leases; and (2) the interest expense associated with financing method lease obligations:

	Years Ended December 31,
	2013	2012	2011
	(amounts in thousands)
Interest expense for financing method lease obligations	$385	$749	$719

Depreciation expense attributable to assets held under financing method	$76	$192	$199

9. DERIVATIVE AND HEDGING ACTIVITIES

The Company from time to time enters into derivative financial instruments, including interest rate exchange agreements (“Swaps”) and interest rate collar agreements (“Collars”), to manage its exposure to fluctuations in interest rates under the Company’s variable rate debt.

As of December 31, 2013 and 2012, there were no derivative interest rate transactions outstanding.

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

Hedge Accounting Treatment

The following interest rate transactions received hedge accounting treatment, which continued throughout their terms:

Expired Derivatives Year Ended December 31, 2011
Type Of Hedge	Notional Amount	Effective Date		Collar	Fixed LIBOR Rate		Expiration Date
	(amounts (in millions)
Swap	$150.0	January 28, 2008		n/a	3.03%		January 28, 2011
Collar	100.0	February 28, 2008	[	Cap	4.00%	]	February 28, 2011
				Floor	2.14%
Swap	125.0	March 28, 2008		n/a	2.91%		September 28, 2011

	375.0

Non-Hedge Accounting Treatment

For the following hedge, the Company recognized non-hedge accounting treatment for the period from November 23, 2011 through May 28, 2012 (the Company received hedge accounting treatment prior to November 23, 2011). In connection with the refinancing on November 23, 2011, this hedge, which was not terminated, no longer received hedge accounting treatment as the hedge was not effective due to the refinancing. As a result, the Company reclassified, as of November 23, 2011, all amounts remaining in accumulated other comprehensive income to the statement of operations.

Expired Derivative Year Ended December 31, 2012
Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed LIBOR Rate	Expiration Date
	(amounts (in millions)
Swap	$100.0	May 28, 2008	n/a	3.62%	May 28, 2012

The following is a summary of the gains (losses) related to the Company’s cash flow hedges for the periods indicated:

	Years Ended December 31,
Description	2012	2011
	(amounts in thousands)
Type Of Derivative Designated As A Cash Flow Hedge	Interest Rate	Interest Rate
Amount Of Gain (Loss) Recognized In OCI	$—	$5,643
Location Of Gain (Loss) Reclassified From Accumulated OCI To Statement Of Operations	Interest Expense	Interest Expense
Amount Of Gain (Loss) Reclassified From Accumulated OCI To Statement Of Operations	$—	$(1,634)
Location Of Gain (Loss) In Statement Of Operations	Interest Expense	Interest Expense
Amount Of Gain (Loss) In Statement Of Operations Due To Ineffectiveness	$1,346	$288

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

The following table presents the accumulated net derivative gain (loss) recorded in the statements of other comprehensive income (loss):

Fair Value Of Accumulated Derivatives Outstanding December 31, 2011
Assets (Liabilities)
(amounts in thousands)
Beginning balance as of January 1	$(7,277)
Net unrealized gain (loss) on derivatives, net of taxes (benefit)	7,277

Ending balance as of December 31	$—

10. SHAREHOLDERS’ EQUITY

Conversion Of Class B Common Stock

Shares of Class B common stock are transferable only to Joseph M. Field, David J. Field, certain of their family members, their estates or trusts for any of their benefit. Upon any other transfer, shares of Class B common stock automatically convert into shares of Class A common stock on a one-for-one basis.

During the year ended 2011, Joseph M. Field contributed to charitable entities 170,000 Class B shares. Upon the transfer of these shares, they were automatically converted to shares of Class A common stock.

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

The following table presents the amounts accrued and unpaid on unvested RSUs as of the periods indicated:

		Dividend Equivalent Liabilities
	Balance Sheet	December 31,
	Location	2013	2012
		(amounts in thousands)
Long-term	Other long-term liabilities	$221	$221

The following table presents the amount of dividend equivalents that were paid to the holders of RSUs that vested (there was no tax benefit recognized to paid-in capital as a result of the dividend equivalents payment):

	Years Ended December 31,
	2013	2012	2011
	(amounts in thousands)
Dividend equivalents paid	$—	$43	$512

Tax benefit recognized in paid-in capital	$—	$—	$—

Deemed Repurchase Of Vested RSUs

Upon vesting of RSUs, a tax obligation is created for both the employer and the employee. Unless employees elect to pay their tax withholding obligations in cash, the Company withholds shares of stock in an amount sufficient to cover their tax withholding obligations. The withholding of these shares by the Company is deemed to be a repurchase of its stock.

The following table provides summary information on the deemed repurchase of vested RSUs:

	Years Ended December 31,
	2013	2012	2011
	(amounts in thousands)
Shares of stock deemed repurchased	186	199	297

Amount recorded as financing activity	$1,640	$1,367	$3,057

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

On January 1 of each year, the number of shares of Class A common stock authorized under the Plan is automatically increased by 1.5 million, or a lesser number as may be determined by the Company’s Board of Directors. On January 1 2014, the Board of Directors elected to forego an increase in the shares available for grant. As of January 1, 2014, the shares available for grant were 3.9 million shares.

The Plan includes certain performance criteria for purposes of satisfying expense deduction requirements for income tax purposes.

Accounting For Share-Based Compensation

The measurement and recognition of compensation expense, for all share-based payment awards made to employees and directors, is based on estimated fair values. The fair value is determined at the time of grant: (1) using the Company’s stock price for RSUs; and (2) using the Black Scholes model for options. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. Estimated forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

RSU Activity

The following is a summary of the changes in RSUs under the Plan during the current period:

	Period Ended	Number Of Restricted Stock Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value As Of December 31, 2013
RSUs outstanding as of:	December 31, 2012	1,481,268
RSUs awarded		360,667
RSUs released		(547,342)
RSUs forfeited		(264,107)

RSUs outstanding as of:	December 31, 2013	1,030,486	$—	1.2	$10,830,408

RSUs vested and expected to vest as of:	December 31, 2013	975,327	$—	1.2	$9,336,358

RSUs exercisable (vested and deferred) as of:	December 31, 2013	86,996	$—	—	$914,328

Weighted average remaining recognition period in years		2.1

Unamortized compensation expense, net of estimated forfeitures		$4,919,275

The following table presents additional information on RSU activity for the periods indicated:

	Years Ended December 31,
	2013		2012		2011
	Shares	Amount	Shares	Amount	Shares	Amount
	(amounts in thousands)
RSUs issued	361	$2,906	307	$2,133	445	$4,721
RSUs forfeited—service based	(64)	(685)	(26)	(235)	(28)	(474)
RSUs forfeited—market based	(200)	(2,110)	—	—	—	—

Net RSUs issued and increase (decrease) to paid-in capital	97	$111	281	$1,898	417	$4,247

RSUs vested and released	547		659		886

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

The following table presents the changes in outstanding RSUs with market conditions:

	Years Ended December 31,
	2013	2012	2011
	(amounts in thousands, except years)
Reconciliation Of RSUs With Market Conditions
Beginning of period balance	200	300	300
Number of RSUs granted	—	—	—
Number of RSUs forfeited	(200)	—	—
Number of RSUs vested	—	(100)	—

End of period balance	—	200	300

Option Activity

The following table presents the option activity during the current year ended under the Plan:

	Period Ended	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value As Of December 31, 2013
Options outstanding as of:	December 31, 2012	742,550	$2.39
Options granted		5,000	8.72
Options exercised		(171,625)	1.43
Options forfeited		(3,625)	1.34
Options expired		(14,750)	8.70

Options outstanding as of:	December 31, 2013	557,550	$2.58	5.0	$4,692,120

Options vested and expected to vest as of:	December 31, 2013	557,040	$2.57	5.0	$4,691,207

Options vested and exercisable as of:	December 31, 2013	552,550	$2.52	5.0	$4,683,170

Weighted average remaining recognition period in years		3.6

Unamortized compensation expense, net of estimated forfeitures		$25,091

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
Range Of Exercise Prices		Number Of Options Outstanding December 31,	Weighted Average Remaining Contractual	Weighted Average Exercise	Number Of Options Exercisable December 31,	Weighted Average Exercise
From	To	2013	Life	Price	2013	Price
$ 1.34	$1.34	501,175	5.1	$1.34	501,175	$1.34
$ 2.02	$11.78	47,375	5.3	$9.02	42,375	$9.06
$ 33.90	$48.21	9,000	0.8	$37.72	9,000	$37.72

$ 1.34	$48.21	557,550	5.0	$2.58	552,550	$2.52

The following table provides summary information on the granting and vesting of options:

	Years Ended December 31,
Other Option Disclosures	2013		2012		2011
	From	To	From	To	From	To
Exercise price range of options issued	$8.72	$8.72	$—	$—	$—	$—

Upon vesting, period to exercise	1	10	—	—	—	—

Fair value per option issued	$6.07		$—		$—

	(amounts in thousands)
Intrinsic value of options exercised	$1,228		$508		$528

Tax benefit from options exercised (1)	$466		$192		$209

Cash received from exercise price of options exercised	$245		$135		$71

Number of options granted	5		—		—

(1)	Amount excludes impact from suspended income tax benefits and/or valuation allowances.

Valuation Of Options

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

For options granted, the Company used the Black-Scholes option-pricing model and determined: (1) the term by using the simplified plain-vanilla method as the Company’s employee exercise history may not be indicative for estimating future exercises; (2) a historical volatility over a period commensurate with the expected term, with the observation of the volatility on a daily basis; (3) a risk-free interest rate that was consistent with the expected term of the stock options and based on the U.S. Treasury yield curve in effect at the time of the grant; and (4) an annual dividend yield based upon the Company’s most recent quarterly dividend at the time of grant.

The fair value of each option grant, using the Black-Scholes option-pricing model, was estimated on the date of each grant. The following table presents the range of the assumptions used to determine the fair value over the periods indicated:

	Option Valuation Estimates
	Years Ended December 31,
	2013	2012	2011
Expected life (years)	6.3
Expected volatility factor (%)	78.8	no options	no options
Risk-free interest rate (%)	2.0	issued	issued
Expected dividend yield (%)	—

Recognized Non-Cash Stock-Based Compensation Expense

The following summarizes recognized non-cash stock-based compensation expense, which consists primarily of RSUs:

	Years Ended December 31,
	2013	2012	2011
	(amounts in thousands)
Station operating expenses	$766	$584	$776
Corporate general and administrative expenses	3,504	5,170	6,895

Stock-based compensation expense included in operating expenses	4,270	5,754	7,671
Income tax benefit (1)	1,080	1,540	2,107

Net stock-based compensation expense	$3,190	$4,214	$5,564

(1)	Amount excludes impact from suspended income tax benefits and/or valuation allowances.

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

For the periods indicated, the following tables present the computations of basic and diluted net income (loss) per share:

	Computation Of Net Income (Loss) Per Share
	Year Ended December 31, 2013
	(amounts in thousands, except share and per share data)
			Net Income (Loss)
	Net Income (Loss)	Shares	Per Share
Basic net income (loss) per common share:	$26,024	37,417,807	$0.70

Impact of dilutive equity awards		883,688

Diluted net income (loss) per common share:	$26,024	38,301,495	$0.68

	Computation Of Net Income (Loss) Per Share
	Year Ended December 31, 2012
	(amounts in thousands, except share and per share data)
			Net Income (Loss)
	Net Income (Loss)	Shares	Per Share
Basic net income (loss) per common share:	$11,268	36,906,468	$0.31

Impact of dilutive equity awards		903,178

Diluted net income (loss) per common share:	$11,268	37,809,646	$0.30

	Computation Of Net Income (Loss) Per Share
	Year Ended December 31, 2011
	(amounts in thousands, except share and per share data)
			Net Income (Loss)
	Net Income (Loss)	Shares	Per Share
Basic net income (loss) per common share:	$71,054	36,369,410	$1.95

Impact of dilutive equity awards		1,394,555

Diluted net income (loss) per common share:	$71,054	37,763,965	$1.88

Incremental Shares Disclosed As Anti-Dilutive

For the periods indicated, the following table provides the incremental shares excluded as they were anti-dilutive under the treasury stock method:

	Impact Of Equity Awards
	Years Ended December 31,
	2013	2012	2011
	(amounts in thousands, except per share data)
Dilutive or anti-dilutive for all potentially dilutive equivalent shares	dilutive	dilutive	dilutive
Excluded shares as anti-dilutive under the treasury stock method
Price range of options excluded: from	$10.52	$6.43	$8.21

Price range of options excluded: to	$48.21	$48.21	$48.21

Options excluded	37	46	54

RSUs with service conditions	4	939	945
RSUs with service and market conditions	—	200	200

Total RSUs excluded	4	1,139	1,145

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

An impairment loss for financial statement purposes will result in an income tax benefit during the period incurred as the amortization of broadcasting licenses and goodwill is deductible for income tax purposes.

Expected And Reported Income Taxes (Benefit)

Income tax expense (benefit) computed using the United States federal statutory rates is reconciled to the reported income tax expense (benefit) as follows:

	Years Ended December 31,
	2013	2012	2011
	(amounts in thousands)
Federal statutory income tax rate	35%	35%	35%
Computed tax expense (benefit) at federal statutory rates on income (loss) before income taxes (benefit)	$16,975	$8,310	$18,223
State income tax expense (benefit), net of federal benefit	3,399	2,274	(1,421)
Non-recognition of expense due to full valuation allowance	54	203	—
Valuation allowance current year activity	—	—	(41,721)
Reversal of net tax on derivative liability	—	—	2,547
Tax benefit shortfall associated with share-based awards	997	412	2,061
Nondeductible expenses and other	1,051	1,275	1,323

Income taxes (benefit)	$22,476	$12,474	$(18,988)

For The Year Ended December 31, 2013

The effective income tax rate was 46.3%. This rate was higher than the federal statutory rate of 35% primarily due to the combination of: (1) an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill; and (2) an adjustment for expenses that are not deductible for tax purposes. In addition, the effective tax rate increased due to a tax benefit shortfall associated with share-based awards.

For the Year Ended December 31, 2012

The effective income tax rate was 52.5%. This rate was higher than the federal statutory rate of 35% primarily due to the combination of: (1) a reduction in income before income taxes as a result of the impairment loss of $22.3 million recorded in the second quarter of 2012; (2) an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill; and (3) an adjustment for expenses that are not deductible for tax purposes. The rate was reduced by a tax benefit associated with a reduction in liabilities for uncertain tax positions due to the expiration of the statute of limitations in certain jurisdictions.

For the Year Ended December 31, 2011

The effective income tax rate was 36.5%. The difference between the federal statutory rate of 35% and the effective tax rate was primarily due to a reversal of the full valuation allowance against the Company’s deferred tax assets for the reasons as described below under Valuation Allowance For Deferred Tax Assets.

Income Tax Expense

Income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 is summarized as follows:

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$—
State	54	(822)	(1,643)

Total current	54	(822)	(1,643)

Deferred:
Federal	19,051	10,481	(18,531)
State	3,371	2,815	1,186

Total deferred	22,422	13,296	(17,345)

Total income taxes (benefit)	$22,476	$12,474	$(18,988)

Deferred Tax Assets And Deferred Tax Liabilities

The income tax accounting process to determine the Company’s deferred tax assets and liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities based on tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. These estimates include assessing the likely future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Changes to these estimates could have a future impact on the Company’s financial position or results of operations.

The tax effects of significant temporary differences that comprise the net deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
	(amounts in thousands)
Deferred tax assets:
Employee benefits	$857	$877
Deferred compensation	476	72
Provision for doubtful accounts	947	1,060
Deferred gain on tower transaction	236	4,955
Other	567	480

Total current deferred tax assets before valuation allowance	3,083	7,444
Valuation allowance	(195)	(209)

Total current deferred tax assets—net	2,888	7,235

Federal and state income tax loss carryforwards	115,130	93,199
Share-based compensation	2,136	2,969
Investments—impairments	490	490
Lease rental obligations	2,058	2,296
Deferred compensation	4,112	3,291
Deferred gain on tower transaction	3,525	—
Other non-current	1,086	1,165

Total non-current deferred tax assets before valuation allowance	128,537	103,410
Valuation allowance	(20,043)	(18,124)

Total non-current deferred tax assets—net	108,494	85,286

Total deferred tax assets	$111,382	$92,521

Deferred tax liabilities:
Advertiser broadcasting obligations	$(38)	$(13)

Total current deferred tax liabilities	(38)	(13)

Deferral of gain recognition on the extinguishment of debt	(7,657)	(7,642)
Property, equipment and certain intangibles (other than broadcasting licenses and goodwill)	4,318	1,901
Broadcasting licenses and goodwill	(149,427)	(105,771)

Total non-current deferred tax liabilities	(152,766)	(111,512)

Total deferred tax liabilities	$(152,804)	$(111,525)

Total net deferred tax liabilities	$(41,422)	$(19,004)

Valuation Allowance For Deferred Tax Assets

Judgment is required in estimating valuation allowances for deferred tax assets. Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that all or some portion of these assets will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in the carryforward periods under tax law. The Company periodically assesses the need for valuation allowances for deferred tax assets based on more-likely-than-not realization threshold criteria. In the Company’s assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with operating loss carryforwards not expiring unused and any ownership change limitations under Internal Revenue Code Section 382 on the Company’s future income that can be used to offset historic losses.

In 2011, management determined that, on a more likely than not realization basis, a full valuation allowance was no longer required. Contributing to management’s assessment were sufficient positive indicators such as, but not limited to, the then present economic conditions (as compared to the economic conditions when the valuation allowance was established), recent profitability, management’s expectation of future profitability, including available future taxable income under the current tax law to realize all of the tax benefits for deductible temporary differences and carryforwards. In addition, the Company does not have a history of its federal and certain state net operating loss carryforwards expiring unused. The deferred tax asset valuation allowance was initially established in 2008 as the Company was impacted by the economic downturn during this period which resulted in impairments to the Company’s broadcast licenses and goodwill in 2007 and 2008. These impairment losses impacted the Company’s three-year cumulative income.

As changes occur in the Company’s assessments regarding its ability to recover its deferred tax assets, the Company’s tax provision is increased in any period in which the Company determines that the recovery is not probable.

The following table presents the changes in the deferred tax asset valuation allowance for the periods indicated:

		Increase
		(Decrease)	Increase
		Charged	(Decrease)
		(Credited)	Charged
	Balance At	To Income	(Credited)	Balance At
	Beginning	Taxes	To	End Of
Year Ended	Of Year	(Benefit)	OCI	Year
	(amounts in thousands)
December 31, 2013	$18,333	$1,905	$—	$20,238
December 31, 2012	9,633	8,700	—	18,333
December 31, 2011	56,142	(43,737)	(2,772)	9,633

Liabilities For Uncertain Tax Positions

The Company recognizes liabilities for uncertain tax positions based on whether evidence indicates that it is more likely than not that the position will be sustained on audit. It is inherently difficult and subjective to estimate such amounts, as this requires the Company to estimate the probability of various possible outcomes. The Company reevaluates these uncertain tax positions on a quarterly basis. Changes in assumptions may result in the recognition of a tax benefit or an additional charge to the tax provision.

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

The Company’s liabilities for uncertain tax positions are reflected in the following table:

	December 31,
	2013	2012
	(amounts in thousands)
Liabilities for uncertain tax positions
Tax	$67	$67
Interest and penalties	132	121

Total	$199	$188

The amounts for interest and penalties expense reflected in the statements of operations were eliminated in the statements of cash flows under net deferred taxes (benefit) and other as no cash payments were made during these periods.

The following table presents the expense (income) for uncertain tax positions, which amounts were reflected in the consolidated statements of operations as an increase (decrease) to income tax expense:

	Years Ended December 31,
	2013	2012	2011
	(amounts in thousands)
Tax expense (income)	$—	$(617)	$(990)
Interest and penalties (income)	11	(309)	(717)

Total income taxes (benefit) from uncertain tax positions	$11	$(926)	$(1,707)

The increase in liabilities for uncertain tax positions for the year ended December 31, 2013 primarily reflects the addition of interest related to existing uncertain tax positions.

For those years with a decrease, the liabilities for uncertain tax positions primarily reflect the expiration of statutes of limitation for certain tax jurisdictions.

The following table presents the gross amount of changes in unrecognized tax benefits for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
	(amounts in thousands)
Beginning of year balance	$(7,690)	$(8,180)	$(7,738)
Prior year positions
Gross Increases	—	(733)	—
Gross Decreases	—	858	708
Current year positions
Gross Increases	—	—	(1,431)
Gross Decreases	—	—	—
Settlements with tax authorities	—	—	—
Reductions due to statute lapse	—	365	281

End of year balance	$(7,690)	$(7,690)	$(8,180)

Ending liability balance included above that was reflected as an offset to deferred tax assets	$(7,623)	$(7,623)	$(7,495)

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

As of December 31, 2013, there were no unrecognized net tax benefits (exclusive of interest and penalties) that over the next 12 months are subject to the expiration of various statutes of limitation. Interest and penalties accrued on uncertain tax positions are released upon the expiration of statutes of limitations.

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

Income Tax Payments And Refunds

The following table provides the amount of income tax payments and income tax refunds for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
	(amounts in thousands)
State income tax payments	$69	$99	$82

Federal and state income tax refunds (1)	$5	$256	$492

(1)	The tax refunds in 2011 were primarily comprised of refunds resulting from federal tax legislation during the fourth quarter of 2009 that allowed the Company to carryback its 2008 net operating loss for five years rather than for two years.

Net Operating Loss Carryforwards

The Company reversed a full valuation allowance against its deferred tax assets during 2011. The Company has recorded a valuation allowance, however, for certain of its state net operating loss carryforwards (“NOLs”) as the Company does not expect to obtain a benefit in future periods. Utilization in future years of the NOL carryforwards may be subject to limitations due to the changes in ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

Windfall tax benefits will be recognized for book purposes and recorded to paid-in capital only when realized. The Company does not recognize a deferred tax asset for unrealized tax benefits associated with the tax deductions in excess of the compensation recorded (excess tax benefit). The Company applies the “with and without” approach for utilization of tax attributes upon realization of NOLs in the future. This method allocates stock-based compensation benefits last among other tax benefits recognized. The NOLs reflected in the following table exclude these windfall stock compensation deductions.

	Net Operating Losses
	December 31, 2013
		Suspended
	NOLs	Windfall	NOL Expiration Period
	(amounts in thousands)		(in years)
Federal NOL carryforwards	$257,187	$8,824	2030 to 2034

State NOL carryforwards	$549,737	$8,174	2014 to 2033

State income tax credit	$1,248		to 2018

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The Company’s accumulated comprehensive income (loss) consists of net income (loss) and other items recorded directly to the equity accounts.

The following table summarizes the types of other comprehensive income (loss) recorded to the statements of comprehensive income (loss) for the periods indicated:

Accumulated Other Comprehensive Income (Loss)
Year Ended December 31,
Category	2011
(amounts in thousands)
Accumulated other comprehensive income (loss) beginning balance	$(7,277)
Interest Rate Derivatives
Prior period correction	5,998
Net gain (loss) on derivatives	5,643
Income (taxes) benefit	(2,149)

Net gain (loss) on derivatives, net of taxes and before valuation allowance	9,492
Valuation allowance—(decrease) increase	—

Net gain (loss), net of taxes	9,492
Reclassification to the income statement due to hedge ineffectiveness	(2,215)

Net activity	7,277

Accumulated other comprehensive income (loss) ending balance	$—

15. SUPPLEMENTAL CASH FLOW DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES

The following table provides non-cash disclosures during the periods indicated:

	Years Ended December 31,
	2013	2012	2011
	(amounts in thousands)
Barter revenues	$3,821	$3,403	$3,847

Barter expenses	$3,766	$3,573	$3,955

Retirement of finance method lease obligations and other	$12,679	$—	$—

16. EMPLOYEE SAVINGS AND BENEFIT PLANS

Deferred Compensation Plans

The Company provides certain of its employees and the Board of Directors with an opportunity to defer a portion of their compensation on a tax-favored basis. The obligations by the Company to pay these benefits under the deferred compensation plans represent unsecured general obligations that rank equally with the Company’s other unsecured indebtedness. Amounts deferred under these plans were included in other long-term liabilities in the consolidated balance sheets. Any change in the deferred compensation liability for each period is recorded to corporate general and administrative expenses and to station operating expenses in the statement of operations.

	Years Ended December 31,
Benefit Plan Disclosures	2013	2012	2011
	(amounts in thousands)
Deferred compensation
Beginning of period balance	$8,377	$6,824	$6,622
Employee compensation deferrals	369	805	790
Employee compensation payments	(297)	(210)	(534)
Increase (decrease) in plan fair value	2,010	958	(54)

End of period balance	$10,459	$8,377	$6,824

401(k) Savings Plan

The Company has a savings plan which is intended to be qualified under Section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan, available to all eligible employees, and allows participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service.

Effective July 1, 2011, the Company reinstated its discretionary matching contribution, which was suspended in 2008. The contribution is subject to certain conditions.

The following table presents for the periods indicated the Company’s contribution to the 401(k) Plan:

	Years Ended December 31,
	2013	2012	2011
	(amounts in thousands)
401(k) savings plan expense	$851	$881	$477

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Of Financial Instruments Subject To Fair Value Measurements

The Company has determined the types of financial assets and liabilities subject to fair value measurement are: (1) certain tangible and intangible assets subject to impairment testing as described in Note 4; (2) deemed deferred compensation plans as described in Note 16; (3) financial instruments as described in Note 7; (4) lease abandonment liabilities; (5) interest rate derivative transactions as described under Note 9; and (6) investments in cash equivalents.

The fair value is the price that would be received upon the sale of an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent to the inputs of the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy assigns the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date.

Level 3 – Pricing inputs include significant inputs that are generally less observable than objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

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

December 31, 2013
Value Measurements At Reporting Date Using
Quoted Prices
In Active
		Markets For	Significant
		Identical	Other	Significant
		Assets Or	Observable	Unobservable
		Liabilities	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
Deferred compensation (1)	$10,459	$10,459	$—	$—

	December 31, 2012
	Value Measurements At Reporting Date Using
		Quoted Prices
		In Active
		Markets For	Significant
		Identical	Other	Significant
		Assets Or	Observable	Unobservable
		Liabilities	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(amounts in thousands)
Assets
Cash equivalents (2)	$6,695	$6,695	$—	$—

Liabilities
Deferred compensation (1)	$8,377	$8,377	$—	$—

Lease abandonment liability (3):
Short-term	$72	$—	$72	$—

Long-term	$609	$—	$609	$—

(1)	The Company’s deferred compensation liability, which is included in other long-term liabilities, is recorded at fair value on a recurring basis. The unfunded plan allows participants to hypothetically invest in various specified investment options. The deferred compensation plan liability is valued based on quoted market prices of the underlying investments. The Company classifies its non-qualified deferred compensation plan liability as Level 1.
(2)	Cash equivalents, which are included under current assets as cash and cash equivalents, are invested in institutional money market funds. This investment is considered a Level 1 measurement, using quoted prices in active markets for identical investments.
(3)	The Company’s lease abandonment liability is recorded at fair value on a recurring basis. The Company uses Level 2 inputs for its valuation methodology, as the fair value of the underlying lease is based on expected future cash flows which are adjusted for a nonperformance risk by the Company. The Company reflects the short-term lease abandonment liability under current liabilities and long-term lease abandonment liability under other long-term liabilities. As a result of a sub-lease of this space in 2013, the Company eliminated this liability.

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

For The Years Ended December 31, 2013 And 2011

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

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	December 31,		December 31,
	2013		2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(amounts in thousands)
Credit Facility (1)	$299,500	$301,559	$352,500	$356,686

Senior Notes (2)	$217,624	$248,635	$217,349	$241,257

Finance method lease obligations (3)	$—		$12,610

Letter of credit (4)	$370		$570

The following methods and assumptions were used to estimate the fair value of financial instruments:

(1)	The Company’s determination of the fair value of the Credit Facility was based on quoted prices for similar instruments and is considered a Level 2 measurement.
(2)	The Company utilizes a Level 2 valuation input based upon the market trading prices of the Senior Notes to compute the fair value as these Senior Notes are traded in the debt securities market.
(3)	The Company does not believe it is practicable to estimate the fair value of the finance method lease obligation. This transaction was completed during the second quarter of 2013 and fully written off.
(4)	The Company does not believe it is practicable to estimate the fair value of the outstanding standby letter of credit and does not expect any material loss since the performance of the letter of credit is not likely to be required.

18. ASSETS HELD FOR SALE

Land Assets Held For Sale

Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. In the second quarter of 2013, management determined that it had met all of the criteria to reflect certain land it no longer used as held for sale. As of December 31, 2013, the Company classified land in the amount of $2.1 million as assets held for sale. The land formerly served as a transmitter site in one of the Company’s markets.

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

19. ACQUISITIONS AND OTHER

The Company consummated acquisitions of radio stations under the purchase method of accounting, and the purchase price was allocated to the assets based upon their respective fair values as determined as of the purchase date. The purchase price for acquisitions consummated subsequent to 2008 excludes transaction costs.

Acquisitions For The Year Ended December 31, 2013

There were no acquisitions during the current year.

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

Other

Acquired Unfavorable Lease Liability

In connection with the acquisition of KUFX-FM, the Company acquired an unfavorable lease for studio space in San Jose, California, with lease terms significantly above market. The unfavorable lease liability was recorded in other liabilities and has a remaining life of approximately 7.5 years as of the acquisition date. The unfavorable lease liability is amortized on a straight-line basis over the life of the lease.

Merger Costs

During the first quarter of 2011, the Company incurred legal and advisory expenses of $0.8 million associated with its unsuccessful effort to acquire a large radio group operator. These expenses are reflected as merger and acquisition costs in the consolidated statements of operations.

Acquisition Related Lease Abandonment Costs

During the second quarter of 2013, the Company entered into a sublease for previously abandoned studio space. As a result, the Company eliminated a lease abandonment liability of $0.7 million and recorded a reduction to station operating expenses of $0.6 million, net of broker’s commission.

As background, in connection with the Company’s acquisition on February 28, 2011 of KUFX-FM, San Jose, California, a lease was assumed for surplus studio space. The Company recorded a lease abandonment expense of $0.8 million during the first quarter of 2011. Lease abandonment costs include lease liabilities offset by estimated sublease income. Due to soft rental conditions at the time of the acquisition, including a higher than normal vacancy rate that was expected to continue throughout the remaining term of the lease, the Company did not include an estimate to sublease any of the space. The lease abandonment liability was discounted using a credit risk adjusted basis utilizing the estimated rental cash flows over the remaining term of the agreement. The lease expires during the third quarter of 2018.

20. CONTINGENCIES, GUARANTOR ARRANGEMENTS AND COMMITMENTS

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

Commitments

Leases And Other Contracts

Rental expense is incurred principally for office and broadcasting facilities. Certain of the leases contain clauses that provide for contingent rental expense based upon defined events such as cost of living adjustments and/or maintenance costs in excess of pre-defined amounts. For the period prior to July 1, 2013, rental expense does not include any payments made in connection with financing method lease obligations as described under Note 8, Tower Sale And Leaseback.

The following table provides the Company’s rent expense for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
	(amounts in thousands)
Rent Expense	$13,226	$12,748	$12,719

The Company also has various commitments under the following types of contracts: (1) operating leases; (2) sports programming; (3) on-air talent; and (4) other contracts with aggregate minimum annual commitments as of December 31, 2013 as follows:

		Programming
	Operating	And Related
	Leases	Contracts	Total
	(amounts in thousands)
Years ending December 31,
2014	$13,798	$72,235	$86,033
2015	13,675	57,438	71,113
2016	13,358	49,240	62,598
2017	12,197	14,321	26,518
2018	10,049	956	11,005
Thereafter	33,404	416	33,820

	$96,481	$194,606	$291,087

Guarantor Arrangements

The Company recognizes, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The following is a summary of agreements that the Company has determined are within the scope of guarantor arrangements:

•	The Company enters into indemnification agreements in the ordinary course of business. Under these agreements, the Company typically indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes that the estimated fair value of these agreements is minimal. Accordingly, the Company has not recorded liabilities for these agreements as of December 31, 2013.

•	Under the Company’s Credit Facility, the Company is required to reimburse lenders for any increased costs that they may incur in the event of a change in law, rule or regulation resulting in their reduced returns from any change in capital requirements. The Company cannot estimate the potential amount of any future payment under this provision, nor can the Company predict if such an event will ever occur.

•	In connection with many of the Company’s acquisitions, the Company enters into time brokerage agreements or local marketing agreements for specified periods of time, usually six months or less, whereby the Company typically indemnifies the owner and operator of the radio station, their employees, agents and contractors from liability, claims and damages arising from the activities of operating the radio station under such agreements. The maximum potential amount of any future payments the Company could be required to make for any such previous indemnification obligations is indeterminable at this time. The Company has not, however, previously incurred any significant costs to defend lawsuits or settle claims relating to any such indemnification obligation.

Financial Statements Of Parent

The condensed financial data of the Parent Company has been prepared in accordance with Rule 12-04 of Regulation S-X. The Parent Company’s financial data includes the financial data of Entercom Communications Corp., excluding all subsidiaries.

The most significant restrictions on the payment of dividends by Radio (as contemplated by Rule 4-08(e) of Regulation S-X) are set forth in the Credit Facility and the indenture governing the Senior Notes.

Under both the Credit Facility and the indenture governing the Senior Notes, Radio is permitted to make distributions to the Parent Company in amounts, as defined, as follow: (a) amounts which are required to pay the Parent Company’s reasonable overhead costs, including income taxes and other costs associated with conducting the operations of Radio and its subsidiaries; and (b) certain amounts which qualify as “Restricted Payments.” With respect to the Credit Facility, the permitted Restricted Payment is generally $40 million plus Cumulative Retained Excess Cash Flow. The Company’s ability to make a Restricted Payment in these amounts under the Credit Facility is a function of its leverage ratio. With respect to the indenture governing the Senior Notes, the permitted Restricted Payment is generally $60 million plus a variable amount. The variable amount is a function of the Company’s EBITDA and the Company’s leverage ratio.

Effectively all of Radio’s assets are subject to these distribution limitations to Parent.

The following tables set forth the condensed financial data (other than the statements of shareholders’ equity and statements of comprehensive income as these statements are not condensed) of the Parent Company:

•	the balance sheets as of December 31, 2013 and 2012;

•	the statements of operations for the years ended December 31, 2013, 2012 and 2011;

•	the statements of comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011;

•	the statements of shareholders’ equity for the years ended December 31, 2013, 2012 and 2011; and

•	the statements of cash flows for the years ended December 31, 2013, 2012 and 2011.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED PARENT COMPANY BALANCE SHEETS

(amounts in thousands)

	2013	2012
ASSETS
Current Assets	$4,330	$1,968
Property And Equipment—Net	727	895
Deferred Charges And Other Assets—Net	2,564	1,991
Investment In Subsidiaries / Intercompany	328,116	289,361

TOTAL ASSETS	$335,737	$294,215

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$11,317	$9,697
Long Term Liabilities	26,027	15,024

Total Liabilities	37,344	24,721

Shareholders’ Equity:
Class A, B and C Common Stock	385	384
Additional Paid-In Capital	604,721	601,847
Accumulated Deficit	(306,713)	(332,737)

Total shareholders’ equity	298,393	269,494

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$335,737	$294,215

See notes to condensed Parent Company financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED PARENT COMPANY INCOME STATEMENTS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
NET REVENUES	$615	$659	$652
OPERATING (INCOME) EXPENSE:
Depreciation and amortization expense	1,122	920	852
Corporate general and administrative expenses	24,229	25,717	26,464
Merger and acquisition costs	—	—	767
Net (gain) loss on sale or disposal of assets	(1,954)	—	(28)

Total operating expense	23,397	26,637	28,055

OPERATING INCOME (LOSS)	(22,782)	(25,978)	(27,403)

Net interest expense, including amortization of deferred financing expense	1	(46)	59
Other income	(165)	(118)	(32)
Income from equity investment in subsidiaries	(71,118)	(49,556)	(79,496)

TOTAL OTHER (INCOME) EXPENSE	(71,282)	(49,720)	(79,469)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	48,500	23,742	52,066
INCOME TAXES (BENEFIT)	22,476	12,474	(18,988)

NET INCOME (LOSS)	$26,024	$11,268	$71,054

See notes to condensed Parent Company financial statements.

ENTERCOM COMMUNICATIONS CORP.

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
NET INCOME (LOSS)	$26,024	$11,268	$71,054
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES (BENEFIT):
Net unrealized gain (loss) on derivatives, net of taxes (benefit)	—	—	7,277

COMPREHENSIVE INCOME (LOSS)	$26,024	$11,268	$78,331

See notes to Parent Company financial statements.

ENTERCOM COMMUNICATIONS CORP.

PARENT COMPANY STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(amounts in thousands, except share data)

						Retained	Accumulated
	Common Stock				Additional	Earnings	Other
	Class A		Class B		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Balance, December 31, 2010	30,700,568	$307	7,367,532	$74	$592,643	$(415,080)	$(7,277)	$170,667
Net income (loss)	—	—	—	—	—	71,054	—	71,054
Conversion of Class B common stock to Class A common stock	170,000	2	(170,000)	(2)	—	—	—	—
Compensation expense related to granting of stock options	—	—	—	—	462	—	—	462
Compensation expense related to granting of restricted stock units	416,906	4	—	—	7,205	—	—	7,209
Exercise of stock options	53,625	—	—	—	71	—	—	71
Purchase of vested employee restricted stock units	(297,098)	(3)	—	—	(3,054)	—	—	(3,057)
Forfeitures of dividend equivalents	—	—	—	—	—	5	—	5
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	7,277	7,277

Balance, December 31, 2011	31,044,001	310	7,197,532	72	597,327	(344,021)	—	253,688
Net income (loss)	—	—	—	—	—	11,268	—	11,268
Compensation expense related to granting of stock options	—	—	—	—	210	—	—	210
Compensation expense related to granting of restricted stock units	280,072	3	—	—	5,541	—	—	5,544
Exercise of stock options	101,350	1	—	—	134	—	—	135
Purchase of vested employee restricted stock units	(199,376)	(2)	—	—	(1,365)	—	—	(1,367)
Forfeitures of dividend equivalents	—	—	—	—	—	16	—	16

Balance, December 31, 2012	31,226,047	312	7,197,532	72	601,847	(332,737)	—	269,494

ENTERCOM COMMUNICATIONS CORP.

PARENT COMPANY STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(amounts in thousands, except share data)

						Retained	Accumulated
	Common Stock				Additional	Earnings	Other
	Class A		Class B		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Net income (loss)	—	—	—	—	—	26,024	—	26,024
Compensation expense related to granting of stock options	—	—	—	—	41	—	—	41
Compensation expense related to granting of restricted stock units	96,560	1	—	—	4,228	—	—	4,229
Exercise of stock options	171,625	2	—	—	243	—	—	245
Purchase of vested employee restricted stock units	(186,038)	(2)	—	—	(1,638)	—	—	(1,640)

Balance, December 31, 2013	31,308,194	$313	7,197,532	$72	$604,721	$(306,713)	$—	$298,393

See notes to Parent Company financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(18,167)	$(16,074)	$(16,974)

INVESTING ACTIVITIES:
Additions to property and equipment	1,893	(500)	(349)
Deferred charges and other assets	4,668	(842)	(1,154)
Proceeds (distributions) from investments in subsidiaries	13,033	18,712	21,810

Net cash provided by (used in) investing activities	19,594	17,370	20,307

FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	245	135	71
Purchase of vested employee restricted stock units	(1,640)	(1,367)	(3,057)
Payment of dividend equivalents on vested restricted stock units	—	(43)	(512)

Net cash provided by (used in) financing activities	(1,395)	(1,275)	(3,498)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32	21	(165)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	269	248	413

CASH AND CASH EQUIVALENTS, END OF YEAR	$301	$269	$248

See notes to condensed Parent Company financial statements.

Accounting Policies

The Parent Company follows the accounting policies as described in Note 2 except that the Parent Company accounts for its investment in its subsidiaries using the equity method.

Debt – For a discussion of debt obligations of the Company, refer to Note 7.

Other – For further information, reference should be made to the notes to the consolidated financial statements of the Company.

21. SUBSEQUENT EVENTS

Events occurring after December 31, 2013, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included.

22. SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)

The following table presents unaudited operating results for each quarter within the two most recent years. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the following quarterly results when read in conjunction with the financial statements included elsewhere in this report. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year. The Company’s financial results are also not comparable from quarter to quarter due to: (1) the seasonality of revenues, with revenues usually the lowest in the first quarter of each year; (2) the modifications to the Company’s Credit Facility during the fourth quarters of 2012 and 2013 that reduced interest rates on outstanding debt resulting in a decrease to interest expense, as described in Note 7, Long-Term Debt; (3) the impairment of broadcast licenses recorded in the second quarter of 2012; and (4) the Company’s acquisition of a radio station as described in Note 19, Acquisitions And Other.

	Quarters Ended
	December 31	September 30	June 30	March 31
	(amounts in thousands, except per share data)
2013
Net revenues	$99,583	$98,436	$101,239	$78,360
Operating income	$29,241	$23,286	$28,268	$11,772
Net income (loss)	$9,507	$6,875	$9,893	$(251)
Basic net income (loss) per common share (1)	$0.25	$0.18	$0.26	$(0.01)

Weighted average basic common shares outstanding	37,471	37,386	37,344	37,138

Diluted net income (loss) per common share (1)	$0.25	$0.18	$0.26	$(0.01)

Weighted average diluted common and common equivalent shares outstanding	38,336	38,153	38,103	37,138

	Quarters Ended
	December 31	September 30	June 30 (2)	March 31
	(amounts in thousands, except per share data)
2012
Net revenues	$102,092	$102,295	$104,571	$79,966
Operating income	$30,951	$29,385	$5,368	$10,890
Net income (loss)	$7,347	$8,177	$(3,207)	$(1,049)
Basic net income (loss) per common share (1)	$0.20	$0.22	$(0.09)	$(0.03)

Weighted average basic common shares outstanding	36,935	36,735	36,686	36,483

Diluted net income (loss) per common share (1)	$0.19	$0.22	$(0.09)	$(0.03)

Weighted average diluted common and common equivalent shares outstanding	37,837	37,548	36,686	36,483

(1)	Basic and diluted net income per share is computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly per share amounts may not equal the annual per share amounts reported.
(2)	During the second quarter of 2012, the Company recognized an impairment loss of $22.3 million as a result of a write-down in the carrying value of the broadcasting licenses in its Boston market.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bala Cynwyd, Pennsylvania, on March 3, 2014.

ENTERCOM COMMUNICATIONS CORP.

By:	/s/ DAVID J. FIELD
David J. Field, President, Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

Principal Executive Officer:

/s/ DAVID J. FIELD	President, Chief Executive Officer	March 3, 2014
David J. Field	and a Director

Principal Financial Officer:

/s/ STEPHEN F. FISHER	Executive Vice President and	March 3, 2014
Stephen F. Fisher	Chief Financial Officer

Principal Accounting Officer:

/s/ EUGENE D. LEVIN	Vice President, Treasurer and Controller	March 3, 2014
Eugene D. Levin

Directors:

/s/ JOSEPH M. FIELD	Chairman of the Board	March 3, 2014
Joseph M. Field

/s/ DAVID J. BERKMAN	Director	March 3, 2014
David J. Berkman

/s/ DANIEL E. GOLD	Director	March 3, 2014
Daniel E. Gold

/s/ ROBERT S. WIESENTHAL	Director	March 3, 2014
Robert S. Wiesenthal

/s/ JOEL HOLLANDER	Director	March 3, 2014
Joel Hollander

INDEX TO EXHIBITS

Exhibit Number	Description

3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)

4.01	Credit Agreement, dated as of November 23, 2011, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (3) (Originally filed as Exhibit 4.1)

4.02

First Amendment To Credit Agreement, dated as of November 27, 2012, among Entercom Radio, LLC, as the

Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and

the lenders party thereto. (4) (Originally filed as Exhibit 4.02)

4.03

Second Amendment To Credit Agreement, dated as of December 2, 2013, among Entercom Radio, LLC, as the

Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and

the lenders party thereto. (5)

4.04	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. (3) (Originally filed as Exhibit 4.2)

4.05	Form of Note. (3) (Originally filed as Exhibit 4.3)

10.01	Amended and Restated Employment Agreement, dated December 23, 2010, between Entercom Communications Corp. and David J. Field. (6) (Originally filed as Exhibit 10.01)

10.02	Employment Agreement, dated July 1, 2007, between Entercom Communications Corp. and Joseph M. Field. (7)

10.03	First Amendment To Employment Agreement, dated December 15, 2008, between Entercom Communications Corp. and Joseph M. Field. (8)

10.04	Employment Agreement, dated December 23, 2010, between Entercom Communications Corp. and Stephen F. Fisher. (6) (Originally filed as Exhibit 10.04)

10.05	Entercom Non-Employee Director Compensation Policy adopted May 18, 2010. (8)

10.06	Employment Agreement, dated as of January 1, 2013 between Entercom Communications Corp. and Andrew P. Sutor, IV. (10)

10.07	Employment Agreement, dated June 12, 2013, between Entercom Communications Corp. and Louise C. Kramer. (11)

10.08	Amended and Restated Entercom Equity Compensation Plan. (12)

10.09	Entercom Annual Incentive Plan. (13)

21.01	Information Regarding Subsidiaries of Entercom Communications Corp. (5)

23.01	Consent of PricewaterhouseCoopers LLP. (5)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (5)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (5)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (14)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (14)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Exhibit 3.01 to our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.01 to our Current Report on Form 8-K filed on February 21, 2008.

(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on November 25, 2011.
(4)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2012, as filed on February 27, 2013.
(5)	Filed herewith.
(6)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2010, as filed on February 9, 2011.
(7)	Incorporated by reference to Exhibit 10.02 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2007, as filed on November 21, 2007.
(8)	Incorporated by reference to Exhibit 10.04 to our Annual Report on Form 10-K for the year ended December 31, 2008, as filed on February 26, 2009.
(9)	Incorporated by reference to Exhibit 10.04 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 2, 2010.
(10)	Incorporated by reference to Exhibit 10.01 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as filed on May 9, 2013.
(11)	Incorporated by reference to Exhibit 10.01 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as filed on August 7, 2013.
(12)	Incorporated by reference to Exhibit A to our Proxy Statement on Schedule 14A filed on march 18, 2011.
(13)	Incorporated by reference to Exhibit 10.02 to our Current Report on Form 8-K filed on May 19, 2008.
(14)	These exhibits are submitted as “accompanying” this Annual Report on Form 10-K and shall not be deemed to be “filed” as part of such Annual Report on Form 10-K.