Form 10-Q
period 2014-03-31
ENTERCOM COMMUNICATIONS CORP
filed 2014-05-09
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Class A common stock, $0.01 par value – 31,885,018 Shares Outstanding as of May 09, 2014

(Class A Shares Outstanding include 1,411,301 unvested and vested but deferred restricted stock units)

Class B common stock, $0.01 par value – 7,197,532 Shares Outstanding as of May 09, 2014.

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

Key risks to our company are described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014 and as may be supplemented by the risks described under Part II, Item 1A, of our quarterly reports on Form 10-Q and in our Current Reports on Form 8-K.

ii

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	MARCH 31,	DECEMBER 31,
	2014	2013
ASSETS:
Cash	$5,930	$12,231
Accounts receivable, net of allowance for doubtful accounts	60,767	71,818
Prepaid expenses, deposits and other	6,772	4,326
Prepaid and refundable federal and state income taxes	21	41
Deferred tax assets	2,850	2,850

Total current assets	76,340	91,266
Net property and equipment	43,882	44,439
Radio broadcasting licenses	718,542	718,542
Goodwill	38,850	38,850
Assets held for sale	2,199	2,090
Deferred charges and other assets, net of accumulated amortization	16,004	17,501

TOTAL ASSETS	$895,817	$912,688

LIABILITIES:
Accounts payable	$302	$200
Accrued expenses	13,312	13,729
Other current liabilities	18,448	12,723
Long-term debt, current portion	10,724	3,000

Total current liabilities	42,786	29,652

Long-term debt, net of current portion	481,973	514,124
Deferred tax liabilities	44,964	44,272
Other long-term liabilities	25,994	26,247

Total long-term liabilities	552,931	584,643

Total liabilities	595,717	614,295

CONTINGENCIES AND COMMITMENTS
SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	391	385
Additional paid-in capital	605,059	604,721
Accumulated deficit	(305,350)	(306,713)

Total shareholders’ equity	300,100	298,393

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$895,817	$912,688

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2014	2013
NET REVENUES	$78,235	$78,360

OPERATING EXPENSE:
Station operating expenses, including non-cash compensation expense	57,961	58,015
Depreciation and amortization expense	1,974	2,324
Corporate general and administrative expenses, including non-cash compensation expense	6,416	6,227
Net (gain) loss on sale or disposal of assets	(40)	22

Total operating expense	66,311	66,588

OPERATING INCOME (LOSS)	11,924	11,772

OTHER (INCOME) EXPENSE:
Net interest expense	9,903	11,474
Other income	(55)	(31)

TOTAL OTHER EXPENSE	9,848	11,443

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	2,076	329
INCOME TAXES (BENEFIT)	713	580

NET INCOME (LOSS)	$1,363	$(251)

NET INCOME (LOSS) PER SHARE - BASIC	$0.04	$(0.01)

NET INCOME (LOSS) PER SHARE - DILUTED	$0.04	$(0.01)

WEIGHTED AVERAGE SHARES:
Basic	37,660,123	37,138,186

Diluted	38,501,319	37,138,186

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2014 AND YEAR ENDED DECEMBER 31, 2013

(amounts in thousands, except share data)

(unaudited)

						Retained
	Common Stock				Additional	Earnings
	Class A		Class B		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, December 31, 2012	31,226,047	$312	7,197,532	$72	$601,847	$(332,737)	$269,494
Net income (loss)	—	—	—	—	—	26,024	26,024
Compensation expense related to granting of stock options	—	—	—	—	41	—	41
Compensation expense related to granting of restricted stock units	96,560	1	—	—	4,228	—	4,229
Exercise of stock options	171,625	2	—	—	243	—	245
Purchase of vested employee restricted stock units	(186,038)	(2)	—	—	(1,638)	—	(1,640)

Balance, December 31, 2013	31,308,194	313	7,197,532	72	604,721	(306,713)	298,393
Net income (loss)	—	—	—	—	—	1,363	1,363
Compensation expense related to granting of stock options	—	—	—	—	3	—	3
Compensation expense related to granting of restricted stock units	663,163	7	—	—	1,198	—	1,205
Exercise of stock options	15,750	—	—	—	26	—	26
Purchase of vested employee restricted stock units	(90,990)	(1)	—	—	(889)	—	(890)

Balance, March 31, 2014	31,896,117	$319	7,197,532	$72	$605,059	$(305,350)	$300,100

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$1,363	$(251)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,974	2,324
Amortization of deferred financing costs (including original issue discount)	1,160	1,109
Net deferred taxes (benefit) and other	713	580
Provision for bad debts	299	333
Net (gain) loss on sale or disposal of assets	(37)	22
Non-cash stock-based compensation expense	1,208	1,142
Deferred rent	238	86
Unearned revenue - long-term	(21)	(28)
Deferred compensation	400	561
Accretion expense, net of asset retirement obligation payments	6	6
Other income	(55)	(31)
Changes in assets and liabilities:
Accounts receivable	10,751	10,726
Prepaid expenses and deposits	(2,434)	(2,555)
Accounts payable and accrued liabilities	264	(44)
Accrued interest expense	5,673	5,662
Accrued liabilities - long-term	(661)	(73)
Prepaid expenses - long-term	200	200

Net cash provided by (used in) operating activities	21,041	19,769

INVESTING ACTIVITIES:
Additions to property and equipment	(1,633)	(963)
Proceeds from sale of property, equipment, intangibles and other assets	15	—
Deferred charges and other assets	(415)	—
Proceeds from investments and capital projects	55	31

Net cash provided by (used in) investing activities	(1,978)	(932)

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2014	2013
FINANCING ACTIVITIES:
Borrowing under the revolving senior debt	2,500	7,000
Payments of long-term debt	(27,000)	(27,786)
Proceeds from the exercise of stock options	26	130
Purchase of vested employee restricted stock units	(890)	(610)

Net cash provided by (used in) financing activities	(25,364)	(21,266)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,301)	(2,429)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12,231	8,923

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,930	$6,494

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,070	$4,632

Income taxes	$1	$1

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

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

This Form 10-Q should be read in conjunction with the financial statements and related notes included in the Company’s audited financial statements as of and for the year ended December 31, 2013 and filed with the SEC on March 3, 2014, as part of the Company’s Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

There have been no material changes from Note 2, Significant Accounting Policies, as described in the notes to the Company’s financial statements contained in its Form 10-K for the year ended December 31, 2013 that was filed with the SEC on March 3, 2014, except as described below.

Recent Accounting Pronouncements

The Company does not believe that any recently issued pronouncements, including those listed below, would have a material effect on the Company’s results of operations, cash flows or financial condition.

Netting Of Unrecognized Tax Benefits Against Tax Assets

In June 2013, the accounting guidance was modified to require the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in the settlement of uncertain tax positions. This guidance was effective for the Company beginning January 1, 2014 and can be applied on a prospective basis. The adoption of this guidance did not have any effect on the presentation of the Company’s consolidated financial statements as the Company’s current presentation conforms to this new guidance.

Obligations Resulting From Joint And Several Liability Arrangements

In February 2013, the accounting guidance was amended for obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The amendments provide guidance on the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings, for which the total amount of the obligation is fixed at the reporting date. The amendment was effective for the Company beginning January 1, 2014 and should be applied retrospectively. The adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows or financial condition.

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

There was no change in the carrying value of broadcasting licenses or goodwill since the year ended December 31, 2013.

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

Interim Testing

If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s intangibles below the amount reflected in the balance sheet, then the Company may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.

3. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	March 31,	December 31,
	2014	2013
	(amounts in thousands)
Accrued compensation	$5,039	$5,418
Accounts receivable credits	1,963	1,547
Advertiser obligations	1,197	1,123
Accrued interest payable	8,583	2,910
Other	1,666	1,725

Total other current liabilities	$18,448	$12,723

4. LONG-TERM DEBT

(A) Senior Debt

The Credit Facility

As of March 31, 2014, the amount outstanding under the term loan component (the “Term B Loan”) of the Company’s senior secured credit facility (the “Credit Facility”) was $275.0 million. There was no amount outstanding under the revolving credit facility component (the “Revolver”) of the Credit Facility. The maximum available amount of the Revolver, which includes the impact of outstanding letters of credit, was $49.4 million as of March 31, 2014. The amount of the Revolver actually available to the Company is a function of covenant compliance at the time of borrowing.

On November 23, 2011, the Company entered into a credit agreement with a syndicate of lenders for a $425 million Credit Facility that was initially comprised of: (a) a $50 million Revolver that matures on November 23, 2016; and (b) a $375 million Term B Loan that matures on November 23, 2018.

The Term B Loan requires mandatory prepayments equal to 50% of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs, depending on the Consolidated Leverage Ratio. The Excess Cash Flow payment is due in the first quarter of each year. An estimate of this payment, net of any prepayments made through March 31, 2014, is included under the current portion of long-term debt. The Company expects to fund the payment using cash from operating activities.

As of March 31, 2014, the Company is in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenants is highly dependent on its results of operations. Management believes that over the next 12 months the Company can continue to maintain compliance. The Company’s operating cash flow is positive, and management believes that it is adequate to fund the Company’s operating needs. The Company has not been required to rely upon, and the Company does not anticipate being required to rely upon, the Revolver to fund its operations. Management believes that cash on hand and cash from operating activities, together with available borrowings under the Revolver, will be sufficient to permit the Company to meet its liquidity requirements over the next 12 months, including its debt repayments.

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

As of March 31, 2014, the Company’s Consolidated Leverage Ratio was 4.6 times versus a covenant limit of 6.25 times and the Consolidated Interest Coverage Ratio was 2.8 times versus a covenant minimum of 1.6 times. These covenants become more restrictive over time.

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

(C) Net Interest Expense

The components of net interest expense are as follows:

	Net Interest Expense
	Three Months Ended March 31,
	2014	2013
	(amounts in thousands)
Interest expense	$8,743	$10,366
Amortization of deferred financing costs	1,087	1,043
Amortization of original issue discount of senior notes	73	66
Interest income and other investment income	—	(1)

Total net interest expense	$9,903	$11,474

5. SHARE-BASED COMPENSATION

Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.

Restricted Stock Units (“RSUs”) Activity

RSU Activity

The following is a summary of the changes in RSUs under the Plan during the current period:

		Number		Weighted	Aggregate
		Of	Weighted	Average	Intrinsic
		Restricted	Average	Remaining	Value As Of
		Stock	Purchase	Contractual	March 31,
	Period Ended	Units	Price	Term (Years)	2014
RSUs outstanding as of:	December 31, 2013	1,030,486
RSUs awarded		666,363
RSUs released		(270,848)
RSUs forfeited		(3,200)

RSUs outstanding as of:	March 31, 2014	1,422,801	$—	1.7	$14,327,606

RSUs vested and expected to vest as of:	March 31, 2014	1,311,232	$—	1.7	$12,328,059

RSUs exercisable (vested and deferred) as of:	March 31, 2014	86,996	$—	—	$876,050

Weighted average remaining recognition period in years		2.4

Unamortized compensation expense, net of estimated forfeitures		$8,748,507

RSUs With Service And Market Conditions

During the first quarter of 2014, the Company issued RSUs with service and market conditions. These shares vest if: (1) the Company’s stock achieves certain shareholder performance targets over a defined measurement period; and (2) the employee fulfills a minimum service period. The compensation expense is recognized even if the market conditions are not satisfied and are only reversed in the event the service period is not met. These RSUs, which are included in the RSU activity table, are amortized over the longest of the explicit, implicit or derived service periods, which is one to two years, as all of the conditions need to be satisfied.

The following table presents the changes in outstanding RSUs with market conditions:

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
	2014	2013
	(amounts in thousands, except per share data)
Reconciliation Of RSUs With Market Conditions
Beginning of period balance	—	200
Number of RSUs granted	290	—
Number of RSUs forfeited	—	(200)
Number of RSUs vested	—	—

End of period balance	290	—

Fair value of each RSU issued with market conditions	$6.90	$—

Valuation Of RSUs With Service And Market Conditions

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

The specific assumptions used for this valuation are as follows:

Three Months Ended
March 31,
2014
Expected Volatility Structure (1)	39% to 51%
Risk Free Interest Rate (2)	0.1% to 0.4%
Expected Dividend Yield (3)	0.0%

(1)	Expected Volatility Term Structure - The Company estimated the volatility term structure using: (1) the historical volatility of its stock; and (2) the implied volatility provided by its traded options from a trailing month’s average of the closing bid-ask price quotes.
(2)	Risk-Free Interest Rate - The Company estimated the risk-free interest rate based upon the implied yield available on U.S. Treasury issues using Treasury bond rate as of the date of grant.
(3)	Expected Dividend Yield - The Company calculated the expected dividend yield at the time of grant based upon the Company’s most recent history and the Company’s stock price on the date of grant.

Options

Option Activity

The following table provides summary information related to the exercise of stock options:

	Three Months Ended March 31,
Option Exercise Data	2014	2013
	(amounts in thousands)
Intrinsic value of options exercised	$135	$537

Tax benefit from options exercised (1)	$51	$204

Cash received from exercise price of options exercised	$26	$130

(1)	Amount excludes impact from suspended income tax benefits and/or valuation allowances.

The following table presents the option activity during the current period under the Plan:

	Period Ended	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value As Of March 31, 2014
Options outstanding as of:	December 31, 2013	557,550	$2.58
Options granted		—	—
Options exercised		(15,750)	1.66
Options forfeited		—	—
Options expired		(4,500)	22.17

Options outstanding as of:	March 31, 2014	537,300	$2.44	4.8	$4,307,640

Options vested and expected to vest as of:	March 31, 2014	536,846	$2.44	4.8	$4,307,026

Options vested and exercisable as of:	March 31, 2014	532,300	$2.38	4.8	$4,300,890

Weighted average remaining recognition period in years		3.4

Unamortized compensation expense, net of estimated forfeitures		$22,331

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
Range Of Exercise Prices		Number Of Options Outstanding March 31,	Weighted Average Remaining Contractual	Weighted Average Exercise	Number Of Options Exercisable March 31,	Weighted Average Exercise
From	To	2014	Life	Price	2014	Price
$1.34	$1.34	483,925	4.9	$1.34	483,925	$1.34
$2.02	$8.72	21,000	6.4	$6.12	16,000	$5.31
$10.90	$11.69	19,375	3.9	$11.45	19,375	$11.45
$11.78	$35.05	13,000	2.2	$24.13	13,000	$24.13

$1.34	$35.05	537,300	4.8	$2.44	532,300	$2.38

Recognized Non-Cash Stock-Based Compensation Expense

The following summarizes recognized non-cash stock-based compensation expense, which consists primarily of RSUs:

	Three Months Ended
	March 31,
	2014	2013
	(amounts in thousands)
Station operating expenses	$135	$155
Corporate general and administrative expenses	1,073	987

Stock-based compensation expense included in operating expenses	1,208	1,142
Income tax benefit (1)	353	316

Net stock-based compensation expense	$855	$826

(1)	Amount excludes impact from suspended income tax benefits and/or valuation allowances.

6. NET INCOME (LOSS) PER COMMON SHARE

For the periods indicated, the following table presents the computations of basic and diluted net income (loss) per share:

	Three Months Ended
	March 31, 2014			March 31, 2013
	(amounts in thousands, except share and per share data)
	Net Income (Loss)	Shares	Net Income (Loss) Per Share	Net Income (Loss)	Shares	Net Income (Loss) Per Share
Basic net income (loss) per common share:	$1,363	37,660,123	$0.04	$(251)	37,138,186	$(0.01)

Impact of dilutive equity awards		841,196			—

Diluted net income (loss) per common share:	$1,363	38,501,319	$0.04	$(251)	37,138,186	$(0.01)

Incremental Shares Disclosed As Anti-Dilutive

For the periods indicated, the following table provides the incremental shares excluded as they were anti-dilutive under the treasury stock method:

	Three Months Ended
	March 31,
Impact Of Equity Awards	2014	2013
	(amounts in thousands, except per share data)
Dilutive or anti-dilutive for all potentially dilutive equivalent shares	dilutive	anti-dilutive

Excluded shares as anti-dilutive when reporting a net loss	—	904

Excluded shares as anti-dilutive under the treasury stock method: Options	33	39

Price range of options: from	$10.08	$6.99

Price range of options: to	$35.05	$48.21

RSUs with service conditions	—	269

Excluded RSUs with service and market conditions as market conditions not met	290	200

7. INCOME TAXES

Tax Rate For The Three Months Ended March 31, 2014

The effective income tax rate was 34.3% for the three months ended March 31, 2014, which was less than expected primarily due to a discrete tax benefit from legislatively reduced income tax rates in certain states. This rate decrease was offset by an adjustment for expenses that are not deductible for tax purposes and an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill.

Tax Rate For The Three Months Ended March 31, 2013

The effective income tax rate was 176.3% for the three months ended March 31, 2013, which was impacted by discrete items arising during the period, primarily related to a tax benefit shortfall associated with share-based awards. The impact of discrete items to the income tax rate is typically substantially greater in the first quarter of the year as income before taxes is the lowest as compared to subsequent quarters.

Net Deferred Tax Assets And Liabilities

As of March 31, 2014 and December 31, 2013, net deferred tax liabilities were $42.1 million and $41.4 million, respectively. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Of Financial Instruments Subject To Fair Value Measurements

Recurring Fair Value Measurements

The following table sets forth the Company's financial assets and/or liabilities that were accounted for at fair value on a recurring basis and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value and their placement within the fair value hierarchy levels.

	Value Measurements At Reporting Date
	March 31,	December 31,
Description	2014	2013
Liabilities
Deferred compensation - Level 1 (1)	$10,595	$10,459

(1)	The Company’s deferred compensation liability, which is included in other long-term liabilities, is recorded at fair value on a recurring basis. The unfunded plan allows participants to hypothetically invest in various specified investment options. The deferred compensation plan liability is valued based on quoted market prices of the underlying investments.

Fair Value Of Financial Instruments Subject To Disclosures

The carrying amount of the following assets and liabilities approximates fair value due to the short maturity of these instruments: (1) cash and cash equivalents; (2) accounts receivable; and (3) accounts payable, including accrued liabilities.

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(amounts in thousands)
Credit Facility (1)	$275,000	$277,063	$299,500	$301,559

Senior Notes (2)	$217,697	$252,529	$217,624	$248,635

Letters of credit (3)	$620		$370

The following methods and assumptions were used to estimate the fair value of financial instruments:

(1)	The Company’s determination of the fair value of the Credit Facility was based on quoted prices for this instrument and is considered a Level 2 measurement.
(2)	The Company utilizes a Level 2 valuation input based upon the market trading prices of the Senior Notes to compute the fair value as these Senior Notes are traded in the debt securities market.
(3)	The Company does not believe it is practicable to estimate the fair value of the outstanding standby letters of credit and does not expect any material loss since the performance of the letters of credit are not likely to be required.

9. ASSETS HELD FOR SALE

Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. As of March 31, 2014, the Company classified $2.2 million as assets held for sale, which primarily reflects land that formerly served as a transmitter site in one of the Company’s markets.

10. CONTINGENCIES, GUARANTOR ARRANGEMENTS AND COMMITMENTS

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial position, results of operations or cash flows. There were no material changes from the contingencies listed in the Company’s Form 10-K, filed with the SEC on March 3, 2014.

11. SUBSEQUENT EVENTS

Events occurring after March 31, 2014, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included.

ITEM 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2014. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Our results of operations during the relevant periods represent the operations of the radio stations owned or operated by us.

We evaluate net revenues, station operating expenses and operating income by comparing the performance of stations owned or operated by us throughout a relevant period to the performance of those same stations in the prior period whether or not owned or operated by us. Same station comparisons are used by us and those in the industry to assess the effect of acquisitions and dispositions on our operations throughout the periods measured. For those acquisitions and dispositions that management considers material, we include these stations in our same station computations. There were no acquisitions or dispositions considered material during the periods measured.

Results Of Operations For The Year-To-Date

The following significant factor affected our results of operations for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013:

During December 2013, a modification of our senior secured credit facility (our “Credit Facility”) reduced our interest rates.

Three Months Ended March 31, 2014 As Compared To The Three Months Ended March 31, 2013

	THREE MONTHS ENDED
	MARCH 31,
	2014	2013	% Change
	(dollars in millions)
NET REVENUES	$78.2	$78.4	(0%)
OPERATING EXPENSE:
Station operating expenses	58.0	58.0	0%
Depreciation and amortization expense	2.0	2.4	(17%)
Corporate general and administrative expenses	6.4	6.2	3%
Other operating expenses	(0.1)	—	nmf

Total operating expense	66.3	66.6	(0%)

OPERATING INCOME (LOSS)	11.9	11.8	1%

OTHER (INCOME) EXPENSE:
Net interest expense	9.9	11.5	(14%)
Other income and expense	(0.1)	—	nmf

TOTAL OTHER EXPENSE	9.8	11.5	(15%)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	2.1	0.3	nmf

INCOME TAXES (BENEFIT)	0.7	0.6	17%

NET INCOME (LOSS)	$1.4	$(0.3)	nmf

Net Revenues

Net revenues were flat versus the prior year. We experienced some impact on advertising activity and revenues in several markets which encountered harsher than normal weather conditions during the winter period. Net revenues increased the most for our stations in the Denver and San Francisco markets, offset by revenue decreases for our stations located in the Boston and Buffalo markets. The decline in the Boston market was impacted by both the weather and the decision to drop the Celtics NBA basketball rights this season.

Due to the continued uncertainties surrounding the economy, it is difficult for management to provide any guidance on future revenue trends.

Station Operating Expenses

Station operating expenses were flat for the period, which also corresponded to flat net revenues as station operating expenses include variable sales costs, which are an important component of station operating expenses and directly correlate to changes in net revenues. In addition, any inflationary pressure on expenses during the period was offset by cost reduction initiatives and the termination of the Celtics radio sports contract that ended last year.

Depreciation And Amortization Expense

Depreciation and amortization expense decreased in 2014 primarily due to a trend of lower capital expenditure requirements over the past several years.

Corporate General And Administrative Expenses

Corporate general and administrative expenses increased $0.2 million inclusive of an increase in non-cash compensation expense of $0.1 million.

Operating Income

Operating income was up marginally primarily due to the decrease in depreciation and amortization expense, offset by an increase in corporate general and administrative expenses.

Interest Expense

The decrease in interest expense was primarily due to: (1) lower interest rates as a result of the December 2013 modification to our Credit Facility; and (2) lower outstanding debt upon which interest is computed.

Income Before Income Taxes

The increase was primarily attributable to: (1) a $1.6 million net decrease in interest expense; and (2) an increase in operating income of $0.2 million.

Income Taxes

The effective income tax rate was 34.3% for the three months ended March 31, 2014, which was less than expected primarily due to a discrete tax benefit from legislatively reduced income tax rates in certain states. This rate decrease was offset by an adjustment for expenses that are not deductible for tax purposes and an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. We estimate that our 2014 annual tax rate before discrete items, which may fluctuate from quarter to quarter, will be in the low 40% range.

The effective income tax rate was 176.3% for the three months ended March 31, 2013, which was higher than expected due to discrete items arising during the period, primarily related to a tax benefit shortfall associated with share-based awards. The impact of discrete items to the income tax rate is typically substantially greater in the first quarter of the year as income before taxes is the lowest as compared to subsequent quarters.

As of March 31, 2014 and December 31, 2013, our net deferred tax liabilities were $42.1 million and $41.4 million, respectively. The deferred tax liabilities primarily relate to differences between the book and tax bases of our broadcasting licenses and goodwill.

Net Income (Loss)

The increase in net income (loss) was primarily attributable to the reasons described above under Income Before Income Taxes and Income Taxes.

Liquidity And Capital Resources

Liquidity

As of March 31, 2014, we had $275.0 million outstanding under our Credit Facility and $220 million in principal for our 10.5% senior unsecured notes (the “Senior Notes”). In addition, we had $0.6 million in outstanding letters of credit. As of March 31, 2014, we had $5.9 million in cash and cash equivalents.

The Credit Facility

On November 23, 2011, we entered into a new credit agreement with a syndicate of lenders for a $425 million Credit Facility, which was initially comprised of: (a) a $50 million revolving credit facility (the “Revolver”) that matures on November 23, 2016; and (b) a $375 million term loan (the “Term B Loan”) that matures on November 23, 2018. The Term B Loan presently amortizes in quarterly installments of $0.8 million and any remaining principal and interest is due at maturity (except for certain mandatory principal prepayments of excess cash flow and other events as described below).

The undrawn amount of the Revolver was $49.4 million as of March 31, 2014. The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of March 31, 2014, we would not be limited in these borrowings.

The Term B Loan requires mandatory prepayments equal to 50% of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs, depending on the Consolidated Leverage Ratio. The Excess Cash Flow payment is due in the first quarter of each year. An estimate of this payment, net of any prepayments made through March 31, 2014, is included under the current portion of long-term debt. We expect to fund the payments using cash from operating activities.

As of March 31, 2014, we are in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations. A default under our Credit Facility or the indenture governing our Senior Notes could cause a cross default in the other. Any event of default could have a material adverse effect on our business and financial condition.

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

Credit Facility’s Financial Covenants

As of March 31, 2014, our Consolidated Leverage Ratio was 4.6 times versus a covenant maximum of 6.25 times and our Consolidated Interest Coverage Ratio was 2.8 times versus a covenant minimum of 1.6 times. These covenants become more restrictive over time.

The following tables present the computations as defined under our Credit Facility:

Consolidated Leverage Ratio Computations:
(amounts in thousands, except ratios)
Numerator: Consolidated Funded Indebtedness
Senior debt outstanding	$275,000
Senior Notes at maturity	220,000
Letters of credit outstanding	620

Total debt outstanding	495,620
Less cash outstanding, not to exceed $40 million	(5,930)

Consolidated Funded Indebtedness	$489,690

Denominator: Consolidated Operating Cash Flow
Net income	$27,638
Income taxes	22,609
Depreciation and amortization	8,195
Impairment loss	850
Interest expense	42,668
Non-cash compensation expense	4,336
Deferred non-cash charges	2,446
Unusual gains not in the ordinary course of business	(2,096)
Pro forma for tower disposition as of beginning of period	(202)

Consolidated Operating Cash Flow	$106,444

Consolidated Leverage Ratio	4.60

Consolidated Interest Coverage Ratio Computations:
(amounts in thousands, except ratios)
Numerator: Consolidated Operating Cash Flow	$106,444

Denominator: Consolidated Interest Charges
Interest expense	$42,668
Less: Interest income and certain deferred financing expense	(4,199)
Less: Interest expense associated with the tower transaction	(202)

Consolidated Interest Charges	$38,267

Consolidated Interest Coverage Ratio	2.78

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

Operating Activities

Net cash flows provided by operating activities were $21.0 million and $19.8 million for the three months ended March 31, 2014 and 2013, respectively. The cash flows from operating activities increased primarily as a result of the $1.6 million decrease in interest expense resulting from the modification to our Term Loan B during the fourth quarter of 2013.

Investing Activities

Net cash flows used in investing activities were $2.0 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively.

For the three months ended March 31, 2014 and 2013, the cash used in investing activities primarily reflects the additions to property and equipment of $1.6 million and $1.0 million, respectively.

Financing Activities

Net cash flows used in financing activities were $25.4 million and $21.3 million for the three months ended March 31, 2014 and 2013, respectively.

For the three months ended March 31, 2014 and 2013, the cash flows used in financing activities primarily reflect the reduction to our net borrowings of $24.5 million and $20.8 million, respectively.

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

Income Taxes

During the three months ended March 31, 2014, we paid a nominal amount in state income taxes. We anticipate that it will not be necessary to make any quarterly estimated federal or state income tax payments for the remainder of 2014 based upon available net operating loss carryovers, existing prepayments and expected quarterly income subject to tax.

Contractual Obligations

There have been no material changes from the contractual obligations listed in our Form 10-K for the year ended December 31, 2013, filed with the SEC on March 3, 2014.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements, other than as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 3, 2014.

Future Impairments

We may find it necessary to take impairment charges in future periods based on conditions at that time. Any such impairment could be material.

Critical Accounting Policies

There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2013 and filed with the SEC on March 3, 2014.

ITEM 3.	Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt (the Term B Loan and Revolver). If the borrowing rates under LIBOR were to increase 1% above the current rates as of March 31, 2014, our interest expense on: (1) our Term B Loan would increase $0.4 million on an annual basis as our Term Loan provides for a minimum LIBOR floor; and (2) our Revolver would increase by $0.5 million, assuming our entire Revolver was outstanding as of March 31, 2014. From time to time, we may seek to limit our exposure to interest rate volatility through the use of interest rate hedging instruments.

Assuming LIBOR remains flat, interest expense in 2014 should continue to be lower due to the impact of the debt modification to our Credit Facility during the fourth quarter of 2013 and the continuing reduction to our outstanding debt.

As of March 31, 2014, there were no interest rate transactions outstanding.

From time-to-time, we invest in cash equivalents that are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. When such investments are made, we do not believe that we have any material credit exposure with respect to these assets. As of March 31, 2014, we did not have any investments in money market instruments.

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

There were no material developments relating to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014.

ITEM 1A.	Risk Factors

There have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014.

ITEM 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

The following table provides information on our repurchases during the quarter ended March 31, 2014:

Period (1)	(a) Total Number Of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	(d) Maximum Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
January 1, 2014 - January 31, 2014	196	$9.65	—	$—
February 1, 2014 - February 28, 2014	54,358	$9.55	—	$—
March 1, 2014 - March 31, 2014	36,436	$10.14	—	$—

Total	90,990		—

(1)	As a result of our withholding shares to satisfy employee tax obligations related to the vesting of restricted stock units during the three months ended March 31, 2014, we are deemed to have repurchased the following shares withheld to satisfy employees’ tax obligations: 196 shares at an average price of $9.65 per share in January 2014; 54,358 shares at an average price of $9.55 in February 2014; and 36,436 shares at an average price of $10.14 in March 2014. These shares are included in the table above.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

N/A

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number	Description

3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007 and May 15, 2009. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)

4.01	Credit Agreement, dated as of November 23, 2011, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (3) (Originally filed as Exhibit 4.1)

4.02	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. (3) (Originally filed as Exhibit 4.2)

4.03	Form of Note. (3) (Originally filed as Exhibit 4.3)

10.01	Amended and Restated Employment Agreement dated as of February 11, 2014 between Entercom Communications Corp. and Stephen F. Fisher (4)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

(1)	Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K as filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on November 25, 2011.
(4)	Filed herewith.
(5)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP. (Registrant)

Date: May 9, 2014	/S/ David J. Field
Name: David J. Field Title: President and Chief Executive Officer (principal executive officer)

Date: May 9, 2014	/S/ Stephen F. Fisher
Name: Stephen F. Fisher Title: Executive Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007 and May 15, 2009. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)

4.01	Credit Agreement, dated as of November 23, 2011, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (3) (Originally filed as Exhibit 4.1)

4.02	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. (3) (Originally filed as Exhibit 4.2)

4.03	Form of Note. (3) (Originally filed as Exhibit 4.3)

10.01	Amended and Restated Employment Agreement dated as of February 11, 2014 between Entercom Communications Corp. and Stephen F. Fisher (4)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

(1)	Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K as filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on November 25, 2011.
(4)	Filed herewith.
(5)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.