Form 10-Q
period 2014-06-30
ENTERCOM COMMUNICATIONS CORP
filed 2014-08-06
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Class A common stock, $0.01 par value – 31,872,521 Shares Outstanding as of July 28, 2014

(Class A Shares Outstanding include 1,381,058 unvested and vested but deferred restricted stock units)

Class B common stock, $0.01 par value – 7,197,532 Shares Outstanding as of July 28, 2014.

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

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	JUNE 30,	DECEMBER 31,
	2014	2013
ASSETS:
Cash	$7,099	$12,231
Accounts receivable, net of allowance for doubtful accounts	71,934	71,818
Prepaid expenses, deposits and other	5,579	4,326
Prepaid and refundable federal and state income taxes	26	41
Deferred tax assets	2,850	2,850

Total current assets	87,488	91,266
Net property and equipment	44,968	44,439
Radio broadcasting licenses	718,992	718,542
Goodwill	38,850	38,850
Assets held for sale	2,958	2,090
Deferred charges and other assets, net of accumulated amortization	15,339	17,501

TOTAL ASSETS	$908,595	$912,688

LIABILITIES:
Accounts payable	$208	$200
Accrued expenses	18,022	13,729
Other current liabilities	13,995	12,723
Long-term debt, current portion	5,886	3,000

Total current liabilities	38,111	29,652

Long-term debt, net of current portion	483,886	514,124
Deferred tax liabilities	50,858	44,272
Other long-term liabilities	26,233	26,247

Total long-term liabilities	560,977	584,643

Total liabilities	599,088	614,295

CONTINGENCIES AND COMMITMENTS
SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	391	385
Additional paid-in capital	606,329	604,721
Accumulated deficit	(297,213)	(306,713)

Total shareholders’ equity	309,507	298,393

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$908,595	$912,688

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,
	2014	2013	2014	2013
NET REVENUES	$100,201	$101,239	$178,436	$179,599

OPERATING EXPENSE:
Station operating expenses, including non-cash compensation expense	68,221	65,921	126,182	123,936
Depreciation and amortization expense	1,867	2,192	3,841	4,516
Corporate general and administrative expenses, including non-cash compensation expense	6,359	5,621	12,775	11,848
Impairment loss	—	850	—	850
Net (gain) loss on sale or disposal of assets	(162)	(1,613)	(202)	(1,591)

Total operating expense	76,285	72,971	142,596	139,559

OPERATING INCOME (LOSS)	23,916	28,268	35,840	40,040

OTHER (INCOME) EXPENSE:
Net interest expense	9,812	11,310	19,715	22,784
Other expense (income)	55	(62)	—	(93)

TOTAL OTHER EXPENSE	9,867	11,248	19,715	22,691

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	14,049	17,020	16,125	17,349
INCOME TAXES (BENEFIT)	5,912	7,127	6,625	7,707

NET INCOME (LOSS)	$8,137	$9,893	$9,500	$9,642

NET INCOME PER SHARE—BASIC	$0.22	$0.26	$0.25	$0.26

NET INCOME PER SHARE—DILUTED	$0.21	$0.26	$0.25	$0.25

WEIGHTED AVERAGE SHARES:
Basic	37,686,679	37,344,162	37,681,004	37,308,239

Diluted	38,445,886	38,102,583	38,515,072	38,200,681

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2014 AND YEAR ENDED DECEMBER 31, 2013

(amounts in thousands, except share data)

(unaudited)

						Retained
	Common Stock				Additional	Earnings
	Class A		Class B		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, December 31, 2012	31,226,047	$312	7,197,532	$72	$601,847	$(332,737)	$269,494
Net income (loss)	—	—	—	—	—	26,024	26,024
Compensation expense related to granting of stock awards	96,560	1	—	—	4,269	—	4,270
Exercise of stock options	171,625	2	—	—	243	—	245
Purchase of vested employee restricted stock units	(186,038)	(2)	—	—	(1,638)	—	(1,640)

Balance, December 31, 2013	31,308,194	313	7,197,532	72	604,721	(306,713)	298,393
Net income (loss)	—	—	—	—	—	9,500	9,500
Compensation expense related to granting of stock awards	648,413	7	—	—	2,487	—	2,494
Exercise of stock options	17,000	—	—	—	28	—	28
Purchase of vested employee restricted stock units	(92,589)	(1)	—	—	(907)	—	(908)

Balance, June 30, 2014	31,881,018	$319	7,197,532	$72	$606,329	$(297,213)	$309,507

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$9,500	$9,642
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,841	4,516
Amortization of deferred financing costs (including original issue discount)	2,283	2,186
Net deferred taxes (benefit) and other	6,625	7,707
Provision for bad debts	604	528
Net (gain) loss on sale or disposal of assets	(199)	(1,591)
Non-cash stock-based compensation expense	2,494	2,098
Deferred rent	415	86
Unearned revenue—long-term	(28)	(39)
Deferred compensation	871	935
Impairment loss	—	850
Accretion expense, net of asset retirement obligation adjustments	(24)	11
Other income	—	(93)
Changes in assets and liabilities:
Accounts receivable	(720)	(1,670)
Prepaid expenses and deposits	(1,242)	(1,789)
Accounts payable and accrued liabilities	5,689	3,709
Accrued interest expense	(132)	(1,326)
Accrued liabilities—long-term	(970)	(738)
Prepaid expenses—long-term	(411)	200

Net cash provided by (used in) operating activities	28,596	25,222

INVESTING ACTIVITIES:
Additions to property and equipment	(4,782)	(2,428)
Proceeds from sale of property, equipment, intangibles and other assets	72	7
Deferred charges and other assets	(638)	(3)
Proceeds from investments and capital projects	—	93

Net cash provided by (used in) investing activities	(5,348)	(2,331)

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2014	2013
FINANCING ACTIVITIES:
Borrowing under the revolving senior debt	13,500	19,000
Payments of long-term debt	(41,000)	(43,515)
Proceeds from the exercise of stock options	28	206
Purchase of vested employee restricted stock units	(908)	(1,166)

Net cash provided by (used in) financing activities	(28,380)	(25,475)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,132)	(2,584)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12,231	8,923

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,099	$6,339

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$17,960	$21,925

Income taxes	$79	$69

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

There have been no material changes from Note 2, Significant Accounting Policies, as described in the notes to the Company’s financial statements contained in its Form 10-K for the year ended December 31, 2013 that was filed with the SEC on March 3, 2014.

Recent Accounting Pronouncements

Stock-Based Performance Awards

In June 2014, accounting guidance was provided for stock-based awards when the terms of an award provide that a performance target that affects vesting could be achieved after the requisite service period. The current accounting standard for stock-based compensation as it applies to awards with performance conditions should be applied. This guidance is effective for the Company as of January 1, 2016. The Company is currently evaluating this guidance, but does not anticipate it will have a material impact on its financial statements.

Revenue From Contracts With Customers

In May 2014, the accounting guidance for revenue recognition from contracts with customers was updated. Along with the update, most industry-specific revenue guidance was eliminated. The new guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance will be applied using one of two retrospective methods. The guidance is effective for the Company as of January 1, 2017. The Company has not determined the potential effects of this guidance on its financial statements.

Reporting Discontinued Operations

In April 2014, the criteria for reporting discontinued operations, including enhanced disclosures, was modified under new accounting guidance. Under the new guidance, only disposals that have a major effect through a strategic shift on an organization’s operations and financial results should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The guidance is effective for the Company as of January 1, 2016. The Company expects that this new guidance will reduce the number of transactions that will qualify for reporting discontinued operations.

Netting Of Unrecognized Tax Benefits Against Tax Assets

In June 2013, the accounting guidance was modified to require the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in the settlement of uncertain tax positions. This guidance was effective for the Company beginning January 1, 2014. The adoption of this guidance did not have any effect on the presentation of the Company’s consolidated financial statements as the Company’s current and prior presentation conforms to this new guidance.

Obligations Resulting From Joint And Several Liability Arrangements

In February 2013, the accounting guidance was amended for obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The amendments provide guidance on the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings, for which the total amount of the obligation is fixed at the reporting date. The amendment was effective for the Company beginning January 1, 2014 and was applied retrospectively. The adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows or financial condition.

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

The following table presents the changes in broadcasting licenses for the periods indicated:

	Broadcasting Licenses
	Carrying Amount
	2014	2013
	(amounts in thousands)
Beginning of period balance as of January 1,	$718,542	$718,656
Acquisitions	450	—

Ending period balance as of June 30,	$718,992	$718,656

The following table presents the changes in goodwill for each of the periods indicated:

	Goodwill Carrying Amount
	2014	2013
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$164,465	$164,718
Accumulated loss on impairment as of January 1,	(125,615)	(125,615)

Goodwill beginning balance after cumulative loss on impairment as of January 1,	38,850	39,103
Dispositions	—	(253)

Goodwill ending balance as of June 30,	$38,850	$38,850

Broadcasting Licenses Impairment Test

The Company performs its annual broadcasting license impairment test during the second quarter of each year by evaluating its broadcasting licenses for impairment at the market level using the direct method.

Each market’s broadcasting licenses are combined into a single unit of accounting for purposes of testing impairment, as the broadcasting licenses in each market are operated as a single asset. The Company determines the fair value of the broadcasting licenses in each of its markets by relying on a discounted cash flow approach (a 10-year income model) assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The Company’s fair value analysis contains assumptions based upon past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information for an average station within a certain market. These assumptions include, but are not limited to: (1) the discount rate; (2) the market share and profit margin of an average station within a market, based upon market size and station type; (3) the forecast growth rate of each radio market; (4) the estimated capital start-up costs and losses incurred during the early years; (5) the likely media competition within the market area; (6) the tax rate; and (7) future terminal values.

The methodology used by the Company in determining its key estimates and assumptions was applied consistently to each market. Of the seven variables identified above, the Company believes that the assumptions in items (1) through (3) above are the most important and sensitive in the determination of fair value.

The following table reflects the estimates and assumptions used in the second quarter of each year (there were no interim tests performed in these years):

	Estimates And Assumptions
	Second	Second
	Quarter	Quarter
	2014	2013
Discount rate	9.6%	9.8%
Operating profit margin ranges expected for average stations in the markets where the Company operates	24.9% to 40.8%	25.0% to 41.0%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%

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

The Company has determined that a radio market is a reporting unit and the Company assesses goodwill in each of the Company’s markets. If the fair value of any reporting unit is less than the amount reflected on the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and the Company is required to perform a second step of the impairment test. The Company uses quantitative rather than qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. In the second step, the Company compares the amount reflected on the balance sheet to the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation.

To determine the fair value, the Company uses a market approach and, when appropriate, an income approach in computing the fair value of each reporting unit. The market approach calculates the fair value of each market’s radio stations by analyzing recent sales and offering prices of similar properties expressed as a multiple of cash flow. The income approach utilizes a discounted cash flow method by projecting the subject property’s income over a specified time and capitalizing at an appropriate market rate to arrive at an indication of the most probable selling price.

The following table reflects the estimates and assumptions used in the second quarter of each year (there were no interim tests performed in these years):

	Estimates And Assumptions
	Second	Second
	Quarter	Quarter
	2014	2013
Discount rate	9.6%	9.8%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%
Market multiple used in the market valuation approach	7.5x to 8.0x	7.5x to 8.0x

The results of step one indicated that it was not necessary to perform the second step analysis in any of the reporting units that contained goodwill.

The Company also performed a reasonableness test on the fair value results for goodwill on a combined basis by comparing the carrying value of the Company’s assets to the Company’s enterprise value based upon its stock price. The Company determined that the results were reasonable.

In step one of the Company’s goodwill analysis, the Company considered the results of the market approach and when appropriate, the income approach, in computing the fair value of the Company’s reporting units. In the market approach, the Company applied an estimated market multiple to each reporting unit’s operating profit to calculate the fair value. In the income approach, the Company utilized the discounted cash flow methodology to calculate the fair value of the reporting unit. Management believes that these approaches are commonly used and appropriate methodologies for valuing broadcast radio stations. Factors contributing to the determination of the reporting unit’s operating performance were historical performance and/or management’s estimates of future performance.

If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.

3. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	June 30,	December 31,
	2014	2013
	(amounts in thousands)
Accrued compensation	$5,864	$5,418
Accounts receivable credits	2,231	1,547
Advertiser obligations	1,168	1,123
Accrued interest payable	2,778	2,910
Other	1,954	1,725

Total other current liabilities	$13,995	$12,723

4. LONG-TERM DEBT

(A) Senior Debt

The Credit Facility

As of June 30, 2014, the amount outstanding under the term loan component (the “Term B Loan”) of the Company’s senior secured credit facility (the “Credit Facility”) was $272.0 million. There was no amount outstanding under the revolving credit facility component (the “Revolver”) of the Credit Facility. The maximum available amount under the Revolver, which includes the impact of outstanding letters of credit, was $49.4 million as of June 30, 2014. The amount of the Revolver actually available to the Company is a function of covenant compliance at the time of borrowing.

On November 23, 2011, the Company entered into a credit agreement with a syndicate of lenders for a $425 million Credit Facility that was initially comprised of: (a) a $50 million Revolver that matures on November 23, 2016; and (b) a $375 million Term B Loan that matures on November 23, 2018.

The Term B Loan requires mandatory prepayments equal to 50% of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs depending on the Consolidated Leverage Ratio. The Excess Cash Flow payment is due in the first quarter of each year for the prior year. An estimate of this payment, net of any prepayments made through June 30, 2014, is included under the current portion of long-term debt. The Company expects to fund the payment using cash from operating activities.

As of June 30, 2014, the Company is in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenants is highly dependent on its results of operations. Management believes that over the next 12 months the Company can continue to maintain compliance. The Company’s operating cash flow is positive, and management believes that it is adequate to fund the Company’s operating needs. The Company has not been required to rely upon, and the Company does not anticipate being required to rely upon, the Revolver to fund its operations. Management believes that cash on hand and cash from operating activities, together with available borrowings under the Revolver, will be sufficient to permit the Company to meet its liquidity requirements over the next 12 months, including its debt repayments.

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

As of June 30, 2014, the Company’s Consolidated Leverage Ratio was 4.7 times versus a covenant limit of 6.0 times and the Consolidated Interest Coverage Ratio was 2.8 times versus a covenant minimum of 1.6 times. These covenants become more restrictive over time.

(B) Senior Unsecured Debt

The Senior Notes

Simultaneously with entering into the Credit Facility on November 23, 2011, the Company issued $220 million of 10.5% unsecured Senior Notes which mature on December 1, 2019. The Company received net proceeds of $212.7 million, which included a discount of $2.9 million, and incurred deferred financing costs of $6.1 million. These amounts are amortized over the term under the effective interest rate method. Interest on the Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year.

(C) Net Interest Expense

The components of net interest expense are as follows:

	Net Interest Expense
	Six Months Ended
	June 30,
	2014	2013
	(amounts in thousands)
Interest expense	$17,432	$20,600
Amortization of deferred financing costs	2,134	2,053
Amortization of original issue discount of senior notes	149	133
Interest income and other investment income	—	(2)

Total net interest expense	$19,715	$22,784

	Net Interest Expense
	Three Months Ended
	June 30,
	2014	2013
	(amounts in thousands)
Interest expense	$8,689	$10,233
Amortization of deferred financing costs	1,048	1,010
Amortization of original issue discount of senior notes	75	68
Interest income and other investment income	—	(1)

Total net interest expense	$9,812	$11,310

5. TOWER SALE AND LEASEBACK

During the second quarter of 2013, the Company applied the guidance under sale and leaseback accounting to the sale of certain towers and recorded a non-cash current and deferred gain of $1.6 million and $9.9 million, respectively. The current gain is included in the statement of operations under net (gain) loss on sale or disposal of assets. The deferred gain will be amortized on a straight-line basis over the remaining life of the lease, which was 16.5 years as of June 2013, and during this period the gain will be reflected as a net (gain) loss on sale or disposal of assets. As of June 30, 2014, the Company recorded on the balance sheet $0.6 million of deferred gain as a short-term liability under other current liabilities and $8.5 million of deferred gain as a long-term liability under other long-term liabilities. All of the leases were accounted for as operating leases.

6. SHARE-BASED COMPENSATION

Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.

Restricted Stock Units (“RSUs”) Activity

RSU Activity

The following is a summary of the changes in RSUs under the Plan during the current period:

		Number		Weighted	Aggregate
		Of	Weighted	Average	Intrinsic
		Restricted	Average	Remaining	Value As Of
		Stock	Purchase	Contractual	June 30,
	Period Ended	Units	Price	Term (Years)	2014
RSUs outstanding as of:	December 31, 2013	1,030,486
RSUs awarded		672,613
RSUs released		(287,591)
RSUs forfeited		(24,200)

RSUs outstanding as of:	June 30, 2014	1,391,308	$—	1.5	$14,928,735

RSUs vested and expected to vest as of:	June 30, 2014	1,297,056	$—	1.4	$13,009,620

RSUs exercisable (vested and deferred) as of:	June 30, 2014	84,603	$—	—	$907,790

Weighted average remaining recognition period in years		2.2

Unamortized compensation expense, net of estimated forfeitures		$7,529,391

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

The following table presents the changes in outstanding RSUs with market conditions:

	Six Months	Year
	Ended	Ended
	June 30,	December 31,
	2014	2013
	(amounts in thousands, except per share data)
Reconciliation Of RSUs With Market Conditions
Beginning of period balance	—	200
Number of RSUs granted	290	—
Number of RSUs forfeited	—	(200)
Number of RSUs vested	—	—

End of period balance	290	—

Average fair value of RSUs issued with market conditions	$6.90	$—

The specific assumptions used for this valuation are as follows:

Six Months Ended
June 30,
2014
Expected Volatility Structure	39% to 51%
Risk Free Interest Rate	0.1% to 0.4%
Expected Dividend Yield	0.0%

RSUs With Performance Conditions

In addition to the RSUs included in the table above summarizing the changes in RSUs under the Plan, the Company issued three thousand RSUs during 2014 with performance conditions at a fair market value of $9.98 per share. The fair value was determined based upon the closing price of the Company’s common stock on the date of grant. Vesting of the ultimate number of shares underlying such performance-based awards, if any, will be dependent upon the achievement of certain performance targets. If the performance standards are not achieved, all unvested shares will expire.

The Company applies a quarterly probability assessment in computing its non-cash compensation expense and any change in the estimate is reflected as a cumulative adjustment to expense in the quarter of the change.

Options

Option Activity

The following table provides summary information related to the exercise of stock options:

	Six Months Ended June 30,
Option Exercise Data	2014	2013
	(amounts in thousands)
Intrinsic value of options exercised	$147	$1,013

Tax benefit from options exercised (1)	$56	$385

Cash received from exercise price of options exercised	$28	$206

(1)	Amount excludes impact from suspended income tax benefits and/or valuation allowances.

The following table presents the option activity during the current period under the Plan:

				Weighted	Intrinsic
			Weighted	Average	Value
			Average	Remaining	As Of
		Number Of	Exercise	Contractual	June 30,
	Period Ended	Options	Price	Term (Years)	2014
Options outstanding as of:	December 31, 2013	557,550	$2.58
Options granted		—
Options exercised		(17,000)	1.64
Options forfeited		—
Options expired		(6,000)	17.61

Options outstanding as of:	June 30, 2014	534,550	$2.44	4.6	$4,618,590

Options vested and expected to vest as of:	June 30, 2014	534,154	$2.44	4.6	$4,617,794

Options vested and exercisable as of:	June 30, 2014	529,550	$2.38	4.5	$4,608,540

Weighted average remaining recognition period in years		3.1

Unamortized compensation expense, net of estimated forfeitures		$20,524

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
		Number Of	Weighted		Number Of
		Options	Average	Weighted	Options	Weighted
Range Of		Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices		June 30,	Contractual	Exercise	June 30,	Exercise
From	To	2014	Life	Price	2014	Price
$ 1.34	$1.34	481,550	4.6	$1.34	481,550	$1.34
$ 2.02	$8.72	21,000	6.2	$6.12	16,000	$5.31
$ 10.90	$11.69	19,000	3.6	$11.45	19,000	$11.45
$ 11.78	$35.05	13,000	1.6	$24.13	13,000	$24.13

$ 1.34	$35.05	534,550	4.6	$2.44	529,550	$2.38

Recognized Non-Cash Stock-Based Compensation Expense

The following summarizes recognized non-cash stock-based compensation expense, which consists primarily of RSUs:

	Six Months Ended
	June 30,
	2014	2013
	(amounts in thousands)
Station operating expenses	$395	$335
Corporate general and administrative expenses	2,099	1,763

Stock-based compensation expense included in operating expenses	2,494	2,098
Income tax benefit (1)	743	561

Net stock-based compensation expense	$1,751	$1,537

	Three Months Ended
	June 30,
	2014	2013
	(amounts in thousands)
Station operating expenses	$259	$180
Corporate general and administrative expenses	1,026	776

Stock-based compensation expense included in operating expenses	1,285	956
Income tax benefit (1)	390	245

Net stock-based compensation expense	$895	$711

(1)	Amount excludes impact from suspended income tax benefits and/or valuation allowances.

7. NET INCOME (LOSS) PER COMMON SHARE

For the periods indicated, the following tables present the computations of basic and diluted net income (loss) per share:

	Six Months Ended
	June 30, 2014			June 30, 2013
	(amounts in thousands, except share and per share data)
			Net Income			Net Income
	Net Income		(Loss)	Net Income		(Loss)
	(Loss)	Shares	Per Share	(Loss)	Shares	Per Share
Basic net income (loss) per common share:	$9,500	37,681,004	$0.25	$9,642	37,308,239	$0.26

Impact of dilutive equity awards		834,068			892,442

Diluted net income (loss) per common share:	$9,500	38,515,072	$0.25	$9,642	38,200,681	$0.25

	Three Months Ended
	June 30, 2014			June 30, 2013
	(amounts in thousands, except share and per share data)
			Net Income			Net Income
	Net Income		(Loss)	Net Income		(Loss)
	(Loss)	Shares	Per Share	(Loss)	Shares	Per Share
Basic net income (loss) per common share:	$8,137	37,686,679	$0.22	$9,893	37,344,162	$0.26

Impact of dilutive equity awards		759,207			758,421

Diluted net income (loss) per common share:	$8,137	38,445,886	$0.21	$9,893	38,102,583	$0.26

Incremental Shares Disclosed As Anti-Dilutive

For the periods indicated, the following table provides the incremental shares excluded as they were anti-dilutive under the treasury stock method:

	Six Months Ended
	June 30,
Impact Of Equity Awards	2014	2013
	(amounts in thousands,
	except per share data)
Dilutive or anti-dilutive for all potentially dilutive equivalent shares	dilutive	dilutive

Excluded shares as anti-dilutive under the treasury stock method:
Options	33	38

Price range of options: from	$10.74	$8.20

Price range of options: to	$35.05	$48.21

RSUs with service conditions	—	233

Excluded RSUs with service and market conditions as market conditions not met	290	200

Excluded RSUs with service and performance conditions as performance conditions not met	3	—

	Three Months Ended
	June 30,
Impact Of Equity Awards	2014	2013
	(amounts in thousands,
	except per share data)
Dilutive or anti-dilutive for all potentially dilutive equivalent shares	dilutive	dilutive

Excluded shares as anti-dilutive under the treasury stock method:
Options	32	38

Price range of options: from	$10.74	$8.76

Price range of options: to	$35.05	$48.21

RSUs with service conditions	—	456

Excluded RSUs with service and market conditions as market conditions not met	290	200

Excluded RSUs with service and performance conditions as performance conditions not met	3	—

8. INCOME TAXES

Tax Rates For The Six Months And Three Months Ended June 30, 2014

The effective income tax rates were 41.1% and 42.1% for the six months and three months ended June 30, 2014, respectively. These rates were impacted by an adjustment for expenses that are not deductible for tax purposes and an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. The rate was reduced by a tax benefit associated with a statutory change in income tax rates in certain states.

Tax Rates For The Six Months And Three Months Ended June 30, 2013

The effective income tax rates were 44.4% and 41.9% for the six months and three months ended June 30, 2013, respectively. These rates were impacted by an adjustment for expenses that are not deductible for tax purposes and a tax benefit shortfall associated with stock-based awards.

Net Deferred Tax Assets And Liabilities

As of June 30, 2014 and December 31, 2013, net deferred tax liabilities were $48.0 million and $41.4 million, respectively. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Of Financial Instruments Subject To Fair Value Measurements

Recurring Fair Value Measurements

The following table sets forth the Company’s financial assets and/or liabilities that were accounted for at fair value on a recurring basis and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value and their placement within the fair value hierarchy levels.

	Value Measurements At Reporting Date
	June 30,	December 31,
Description	2014	2013
Liabilities
Deferred compensation - Level 1 (1)	$10,810	$10,459

(1)	The Company’s deferred compensation liability, which is included in other long-term liabilities, is recorded at fair value on a recurring basis. The unfunded plan allows participants to hypothetically invest in various specified investment options. The deferred compensation plan liability is valued based on quoted market prices of the underlying investments.

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

During the quarters ended June 30, 2014 and 2013, the Company reviewed the fair value of its broadcasting licenses, goodwill and net property and equipment and other intangibles (except as identified below), and concluded that these assets were not impaired as the fair value of these assets equaled or exceeded their carrying value.

During the second quarter of 2013, the Company determined that land it had reclassified as held for sale, was in excess of the fair value less the cost to sell. As of June 30, 2013, the Company measured $2.1 million of land held for sale using significant unobservable inputs (Level 3) and recorded an impairment loss of $0.9 million for the six and three months ended June 30, 2013.

Fair Value Of Financial Instruments Subject To Disclosures

The carrying amount of the following assets and liabilities approximates fair value due to the short maturity of these instruments: (1) cash and cash equivalents; (2) accounts receivable; and (3) accounts payable, including accrued liabilities.

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	June 30,		December 31,
	2014		2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(amounts in thousands)
Credit Facility (1)	$272,000	$273,700	$299,500	$301,559

Senior Notes (2)	$217,772	$249,349	$217,624	$248,635

Letters of credit (3)	$620		$370

The following methods and assumptions were used to estimate the fair value of financial instruments:

(1)	The Company’s determination of the fair value of the Credit Facility was based on quoted prices for this instrument and is considered a Level 2 measurement.
(2)	The Company utilizes a Level 2 valuation input based upon the market trading prices of the Senior Notes to compute the fair value as these Senior Notes are traded in the debt securities market.
(3)	The Company does not believe it is practicable to estimate the fair value of the outstanding standby letters of credit and does not expect any material loss since the performance of the letters of credit are not likely to be required.

10. ASSETS HELD FOR SALE

Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. As of June 30, 2014, the Company classified $3.0 million as assets held for sale, which primarily reflects: (1) land that formerly served as a transmitter site in one of the Company’s markets; and (2) land and a building that the Company formerly used as its main studio facility in one of its markets and a co-located tower/antenna structure for two of its AM radio stations that the Company plans to relocate to other suitable sites under newly executed operating leases. The Company expects to close on the sale of the transmitter site during the second half of 2014.

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

12. SUBSEQUENT EVENTS

Events occurring after June 30, 2014, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included.

ITEM 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2014. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the six and three months ended June 30, 2014 as compared to the comparable periods in the prior year. Our results of operations during the relevant periods represent the operations of the radio stations owned and operated by us.

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

Results Of Operations For The Year-To-Date

The following significant factor affected our results of operations for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013:

During December 2013, a modification of our senior secured credit facility (our “Credit Facility”) reduced our interest rates on our Term B Loan.

During the second quarter of 2013, we recorded a non-cash gain of $1.6 million from the sale in 2009 of certain towers under sale and leaseback accounting.

Six Months Ended June 30, 2014 As Compared To The Six Months Ended June 30, 2013

	SIX MONTHS ENDED
	JUNE 30,
	2014	2013	% Change
	(dollars in millions)
NET REVENUES	$178.4	$179.6	(1%)
OPERATING EXPENSE:
Station operating expenses	126.2	123.9	2%
Depreciation and amortization expense	3.8	4.5	(16%)
Corporate general and administrative expenses	12.8	11.8	8%
Other operating expenses	(0.2)	(0.6)	67%

Total operating expense	142.6	139.6	2%

OPERATING INCOME (LOSS)	35.8	40.0	(11%)

OTHER (INCOME) EXPENSE:
Net interest expense	19.7	22.8	(14%)
Other income and expense	—	(0.1)	100%

TOTAL OTHER EXPENSE	19.7	22.7	(13%)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	16.1	17.3	(7%)

INCOME TAXES (BENEFIT)	6.6	7.7	(14%)

NET INCOME (LOSS)	$9.5	$9.6	(1%)

Net Revenues

Net revenues were down by 1%, which was mostly attributable to sluggish advertising demand since the beginning of this year together with a flat first quarter that experienced harsher than normal weather conditions that hampered advertising activity in several markets.

Net revenues increased the most for our stations in the San Francisco and Seattle markets, offset by revenue decreases for our stations located in the Boston and Portland markets. Contributing to the decline in our Boston market was the termination of the Celtics NBA basketball rights after last year’s season.

Station Operating Expenses

Station operating expenses increased for the current year-to-date period, as second quarter expenses increased over last year and the first quarter was flat. The increase in station operating expenses was primarily due to: (1) continuing investment in digital product offerings; (2) more station events; and (3) an increase in marketing expense.

The increase in station operating expenses during the period was partially offset by cost reduction initiatives and the termination of the Celtics radio sports contract after last year’s season.

Depreciation And Amortization Expense

Depreciation and amortization expense decreased in 2014 primarily due to a trend of lower capital expenditure requirements over the past several years and the use of assets beyond their estimated lives.

Corporate General And Administrative Expenses

Corporate general and administrative expenses increased $1.0 million primarily due to an increase in non-cash compensation expense and a credit in the prior year from certain one-time expense credits.

Operating Income

Operating income decreased primarily due to: (1) an increase in station operating expenses; (2) a decrease in net revenues; and (3) an increase in corporate general and administrative expenses.

Interest Expense

The decrease in interest expense was primarily due to: (1) lower outstanding debt upon which interest is computed; and (2) lower interest rates as a result of the December 2013 modification to our Credit Facility.

Income Before Income Taxes (Benefit)

The decrease was primarily attributable to a decrease in operating income, offset by a decrease in interest expense.

Income Taxes (Benefit)

The effective income tax rate was 41.1% for the six months ended June 30, 2014, which was less than expected primarily due to a discrete tax benefit from legislatively reduced income tax rates in certain states. This rate decrease was offset by an adjustment for expenses that are not deductible for tax purposes and an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. We estimate that our 2014 annual tax rate before discrete items, which may fluctuate from quarter to quarter, will be in the low 40% range.

The effective income tax rate was 44.4% for the six months ended June 30, 2013, which was higher than expected due to discrete items arising during the period, primarily related to a tax benefit shortfall associated with share-based awards and a true-up to the tax provision for the prior year at a higher effective tax rate.

As of June 30, 2014 and December 31, 2013, our net deferred tax liabilities were $48.0 million and $41.4 million, respectively. The deferred tax liabilities primarily relate to differences between the book and tax bases of our broadcasting licenses and goodwill.

Net Income (Loss)

The decrease in net income was primarily attributable to the reasons described above under Income Before Income Taxes (Benefit) and Income Taxes (Benefit).

Results Of Operations For The Quarter

The following significant factor affected our results of operations for the three months ended June 30, 2014 as compared to the same period in the prior year:

During December 2013, a modification of our Credit Facility reduced our interest rates on our Term B Loan.

During the second quarter of 2013, we recorded a non-cash gain of $1.6 million from the sale in 2009 of certain towers under sale and leaseback accounting.

Three Months Ended June 30, 2014 As Compared To The Three Months Ended June 30, 2013

	THREE MONTHS ENDED
	JUNE 30,
	2014	2013	% Change
	(dollars in millions)
NET REVENUES	$100.2	$101.2	(1%)
OPERATING EXPENSE:
Station operating expenses	68.2	65.9	3%
Depreciation and amortization expense	1.9	2.2	(14%)
Corporate general and administrative expenses	6.4	5.6	14%
Other operating expenses	(0.2)	(0.8)	75%

Total operating expense	76.3	72.9	5%

OPERATING INCOME (LOSS)	23.9	28.3	(16%)

OTHER (INCOME) EXPENSE:
Net interest expense	9.8	11.3	(13%)
Other income and expense	0.1	—	nmf

TOTAL OTHER EXPENSE	9.9	11.3	(12%)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	14.0	17.0	(18%)

INCOME TAXES (BENEFIT)	5.9	7.1	(17%)

NET INCOME (LOSS)	$8.1	$9.9	(18%)

Net Revenues

Net revenues were down by 1%, which was mostly attributable to sluggish advertising demand during the early part of the current quarter. The increase in advertising demand during the latter part of the current quarter was not enough to offset the initial slow start to the quarter.

Net revenues increased the most for our stations in the Memphis and San Francisco markets, offset by a decrease for our stations in the Boston and Portland markets. Contributing to the decline in our Boston market was the termination of the Celtics NBA basketball rights after last year’s season.

Station Operating Expenses

The increase in station operating expenses was primarily due to: (1) continuing investment in digital product offerings; (2) more station events; and (3) an increase in marketing expense.

Depreciation And Amortization Expense

Depreciation and amortization expense decreased due to our recent history of decreased levels of capital expenditure requirements over the past several years and the continued use of fully depreciated assets beyond their estimated lives.

Corporate General And Administrative Expenses

Corporate general and administrative expenses increased primarily due to an increase in non-cash compensation expense related to the issuance of equity awards and an increase in deferred compensation expense as our deferred compensation liability generally tracks the movement in the stock market.

Operating Income

Operating income decreased primarily due to: (1) a $2.3 million increase in station operating expenses; (2) the absence this year of a $1.6 million gain on the disposition of towers that occurred during the second quarter of 2013; and (2) a $1.0 million decrease in net revenues.

Interest Expense

The decrease in interest expense was primarily due to: (1) lower outstanding debt upon which interest is computed; and (2) lower interest rates as a result of the December 2013 modification to our Credit Facility.

Income Before Income Taxes (Benefit)

The decrease was primarily attributable to the decrease in operating income, offset by a decrease in interest expense.

Income Taxes (Benefit)

For the current period, the income tax rate was 42.1%, which primarily reflects adjustments for expenses that are not deductible for tax purposes, an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill and tax benefit shortfalls associated with equity awards. The income tax expense was offset by a benefit associated with legislative changes that decreased the income tax rate in certain states.

For the prior period, income tax expense was 41.9%, which includes adjustments for expenses that are not deductible for tax purposes and an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. The income tax rate before discrete items was in the expected low 40% range.

Net Income (Loss)

The net change in net income was primarily attributable to the reasons described above under Income Before Income Taxes and Income Taxes (Benefit).

Liquidity And Capital Resources

Liquidity

As of June 30, 2014, we had $272.0 million outstanding under our Credit Facility and $220 million in principal for our 10.5% senior unsecured notes (the “Senior Notes”). In addition, we had $0.6 million in outstanding letters of credit. As of June 30, 2014, we had $7.1 million in cash and cash equivalents.

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

The undrawn amount of the Revolver was $49.4 million as of June 30, 2014. The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of June 30, 2014, we would not be limited in these borrowings.

The Term B Loan requires mandatory prepayments equal to 50% of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs depending on the Consolidated Leverage Ratio. The Excess Cash Flow payment is due in the first quarter of each year for the prior year. An estimate of this payment, net of any prepayments made through June 30, 2014, is included under the current portion of long-term debt. We expect to fund the payments using cash from operating activities.

As of June 30, 2014, we are in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations. A default under our Credit Facility or the indenture governing our Senior Notes could cause a cross default in the other. Any event of default could have a material adverse effect on our business and financial condition.

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

Credit Facility’s Financial Covenants

As of June 30, 2014, our Consolidated Leverage Ratio was 4.7 times versus a covenant maximum of 6.0 times and our Consolidated Interest Coverage Ratio was 2.8 times versus a covenant minimum of 1.6 times. These covenants become more restrictive over time.

The following tables present the computations as defined under our Credit Facility:

Consolidated Leverage Ratio Computations:
(amounts in thousands, except ratios)
Numerator: Consolidated Funded Indebtedness
Senior debt outstanding	$272,000
Senior Notes at maturity	220,000
Letters of credit outstanding	620

Total debt outstanding	492,620
Less cash outstanding, not to exceed $40 million	(7,099)

Consolidated Funded Indebtedness	$485,521

Denominator: Consolidated Operating Cash Flow
Net income	$25,882
Income taxes	21,394
Depreciation and amortization	7,870
Interest expense	41,168
Non-cash compensation expense	4,665
Deferred non-cash charges	2,721
Unusual gains not in the ordinary course of business	(600)

Consolidated Operating Cash Flow	$103,100

Consolidated Leverage Ratio	4.7

Consolidated Interest Coverage Ratio Computations:
(amounts in thousands, except ratios)
Numerator: Consolidated Operating Cash Flow	$103,100

Denominator: Consolidated Interest Charges
Interest expense	$41,168
Less: Interest income and certain deferred financing expense	(4,243)

Consolidated Interest Charges	$36,925

Consolidated Interest Coverage Ratio	2.8

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

Operating Activities

Net cash flows provided by operating activities were $28.6 million and $25.2 million for the six months ended June 30, 2014 and 2013, respectively. The cash flows from operating activities increased primarily as a result of a $3.8 million decrease in working capital requirements. The decrease in working capital requirements was primarily due to: (1) a $2.0 million decrease in funds required for accounts payable and accrued liabilities primarily for expenditures incurred but not invoiced by the vendors; and (2) a $1.2 million decrease in accrued interest expense due to the modification to our Term Loan B during the fourth quarter of 2013.

Investing Activities

Net cash flows used in investing activities were $5.3 million and $2.3 million for the six months ended June 30, 2014 and 2013, respectively.

For the six months ended June 30, 2014 and 2013, the cash used in investing activities primarily reflects the additions to property and equipment of $4.8 million and $2.4 million, respectively.

Financing Activities

Net cash flows used in financing activities were $28.4 million and $25.5 million for the six months ended June 30, 2014 and 2013, respectively.

For the six months ended June 30, 2014 and 2013, the cash flows used in financing activities primarily reflect the reduction to our net borrowings of $27.5 million and $24.5 million, respectively.

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

Income Taxes

During the six months ended June 30, 2014, we paid a nominal amount in state income taxes. We anticipate that it will not be necessary to make any quarterly estimated federal or state income tax payments for the remainder of 2014 based upon available net operating loss carryovers, existing prepayments and expected quarterly income subject to tax.

Capital Expenditures

Capital expenditures for the six months ended June 30, 2014 were $4.8 million. We anticipate that total capital expenditures in 2014 will be between $8.0 million and $9.0 million.

Contractual Obligations

There have been no material changes from the contractual obligations listed in our Form 10-K for the year ended December 31, 2013, filed with the SEC on March 3, 2014.

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements, other than as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 3, 2014.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2013. We have, however, provided additional disclosures to one of our critical accounting policies for impairment testing of radio broadcasting licenses and goodwill, as we conducted our annual impairment test of broadcasting licenses and goodwill during the second quarter of 2014.

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of June 30, 2014, we have recorded approximately $757.8 million in radio broadcasting licenses and goodwill, which represents 83% of our total assets at that date. We must conduct impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and charge to operations an impairment expense in the periods in which the recorded value of these assets is more than their fair value. Any such impairment could be material. After an impairment expense is recognized, the recorded value of these assets will be reduced by the amount of the impairment expense and that result will be the assets’ new accounting basis. Our most recent impairment loss was in 2012.

We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future performance of our stations.

Broadcasting Licenses Impairment Test

We perform our broadcasting license impairment test by evaluating our broadcasting licenses for impairment using the direct method at the market level. Each market’s broadcasting licenses are combined into a single unit of accounting for the purpose of testing impairment, as the broadcasting licenses in each market are operated as a single asset. We determine the fair value of broadcasting licenses in each of our markets by relying on a discounted cash flow approach (a 10-year income model) assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. Our fair value analysis contains assumptions based upon past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information for an average station within a certain market. These assumptions include, but are not limited to: (1) the discount rate; (2) the market share and profit margin of an average station within a market, based upon market size and station type; (3) the forecast growth rate of each radio market; (4) the estimated capital start-up costs and losses incurred during the early years; (5) the likely media competition within the market area; (6) a tax rate; and (7) future terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcasting licenses and goodwill assets.

The methodology used by us in determining our key estimates and assumptions was applied consistently to each market. Of the seven variables identified above, we believe that the first three (in items (1) through (3) above) are the most important and sensitive in the determination of fair value.

We completed our annual impairment test for broadcasting licenses during the second quarter of 2014 and determined that the fair value of the broadcasting licenses was more than the carrying value in each of our markets and, as a result, we did not record an impairment loss.

The following table reflects the estimates and assumptions used in 2014 as compared to the second quarter of 2013, the date of the most recent prior impairment test:

	Estimates And Assumptions
	Second	Second
	Quarter	Quarter
	2014	2013
Discount rate	9.6%	9.8%
Operating profit margin ranges expected for average stations in the markets where the Company operates	24.9% to 40.8%	25.0% to 41.0%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%

We believe we have made reasonable estimates and assumptions to calculate the fair value of our broadcasting licenses; however, these estimates and assumptions could be materially different from actual results.

If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the fair value of our broadcasting licenses below the carrying value, we may be required to recognize impairment charges, which could be material, in future periods.

The table below presents the percentage within a range by which the fair value exceeded the carrying value of our radio broadcasting licenses as of June 30, 2014 for 20 units of accounting (20 geographical markets) where the carrying values of the licenses are considered material to our financial statements (three of our 23 markets are considered immaterial). Rather than presenting the percentage separately for each unit of accounting, management’s opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the broadcasting licenses. In addition, the units of accounting are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

	Units Of Accounting As Of June 30, 2014
	Based Upon The Valuation As Of June 30, 2014
	Percentage Range By Which Fair Value Exceeds Carrying Value
		Greater	Greater	Greater
	0% To	Than 5%	Than 10%	Than
	5%	To 10%	To 15%	15%
Number of units of accounting	3	4	1	12
Carrying value (in thousands)	$153,938	$235,035	$8,519	$319,142

Broadcasting Licenses Valuation At Risk

As a result of the second quarter 2014 impairment test of our broadcasting licenses, there were seven units of accounting where the fair value exceeded their carrying value by 10% or less as of June 30, 2014. In aggregate, these seven units of accounting have a carrying value of $389.0 million. If overall market conditions or the performance of the economy deteriorates, advertising expenditures and radio industry results could be negatively impacted, including expectations for future growth. This could result in future impairment charges for these or other of our units of accounting.

Goodwill Impairment Test

We perform our annual goodwill impairment test during the second quarter of each year by evaluating our goodwill for each reporting unit. We determined that a radio market is a reporting unit and, in total, we assessed goodwill at 19 separate reporting units (four of our 23 reporting units have no goodwill recorded as of June 30, 2014). If the fair value of any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and we are required to perform a second step of the impairment test. In the second step, we compare the amount reflected in the balance sheet to the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation.

To determine the fair value, we use a market approach and, when appropriate, an income approach for each reporting unit. The market approach calculates the fair value of each market’s radio stations by analyzing recent sales and offering prices of similar properties expressed as a multiple of cash flow. The income approach utilizes a discounted cash flow method by projecting the subject property’s income over a specified time and capitalizing at an appropriate market rate to arrive at an indication of the most probable selling price.

In step one of our goodwill analysis, we considered the results of the market and, where appropriate, the income approach in computing the fair value of our reporting units. In the market approach, we applied an estimated market multiple of between seven and a half times and eight times to each reporting unit’s operating performance to calculate the fair value. This multiple was consistent with the multiple applied to all markets in the second quarter of 2013. We also utilized the discounted cash flow method to calculate the fair value of the reporting unit. Management believes that these approaches are an appropriate measurement given the current market valuations of broadcast radio stations together with historical market transactions, including those in recent months. Factors contributing to the determination of the reporting unit’s operating performance were historical performance and management’s estimates of future performance.

The following table reflects certain key estimates and assumptions that applied to our markets and were used in the second quarter of 2014 and in the second quarter of 2013, the date of the most recent prior impairment test:

	Second	Second
	Quarter	Quarter
	2014	2013
Discount rate	9.6%	9.8%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%
Market multiple used in the market valuation approach	7.5x to 8.0x	7.5x to 8.0x

The results of step one indicated that it was not necessary to perform the second step analysis in any of the markets tested. As a result of the step one test, no impairment loss was recorded during the second quarter of 2014. We performed a reasonableness test by comparing the fair value results for goodwill (by using the implied multiple based on our consolidated cash flow performance and our current stock price) to prevailing radio broadcast transaction multiples.

If actual market conditions are less favorable than those projected by the industry or us, or if events occur or circumstances change that would reduce the fair value of our goodwill below the amount reflected in the balance sheet, we may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.

The table below presents the percentage within a range by which the fair value exceeded the carrying value of the reporting unit as of June 30, 2014 for 19 reporting units under step one of the goodwill impairment test during the second quarter of 2014. Rather than presenting the percentage separately for each reporting unit, management’s opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the reporting unit, including goodwill. In addition, the reporting units are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

	Reporting Units As Of June 30, 2014
	Based Upon The Valuation As Of June 30, 2014
	Percentage Range By Which Fair Value Exceeds Carrying Value
		Greater	Greater	Greater
	0% To	Than 5%	Than 10%	Than
	5%	To 10%	To 15%	15%
Number of reporting units	1	2	1	15
Carrying value (in thousands)	$31,833	$230,592	$8,958	$491,316

Goodwill Valuation At Risk

As a result of the second quarter 2014 impairment test of our goodwill, there were three reporting units that exceeded the carrying value by 10% or less as of June 30, 2014. In aggregate, these three reporting units have a carrying value of $262.4 million, of which $4.4 million is goodwill. Future impairment charges may be required on these, or other of our reporting units, as the discounted cash flow and market-based models are subject to change based upon our performance, our stock price, peer company performance and their stock prices, overall market conditions, and the state of the credit markets.

Sensitivity Of Key Broadcasting Licenses And Goodwill Assumptions

If we were to assume a 100 basis point change in certain of our key assumptions (a reduction in the long-term revenue growth rate, a reduction in the operating performance cash flow margin and an increase in the weighted average cost of capital) used to determine the fair value of our broadcasting licenses and goodwill using the income approach during the second quarter of 2014, the following would be the incremental impact:

Sensitivity Analysis (1)
	Results Of	Results Of	Results Of
	Long-Term	Operating	Weighted
	Revenue	Performance	Average
	Growth	Cash Flow	Cost Of
	Rate	Margin	Capital
	Decrease	Decrease	Increase
(amounts in thousands)
Broadcasting Licenses
Incremental broadcasting licenses impairment	$16,293	$46	$40,637

Goodwill (2)
Incremental goodwill impairment	$8,351	$272	$23,434

(1)	Each assumption used in the sensitivity analysis is independent of the other assumptions.
(2)	The sensitivity goodwill analysis is computed using data from testing goodwill using the income approach under step 1.

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

We are exposed to market risk from changes in interest rates on our variable rate senior debt (the Term B Loan and Revolver). If the borrowing rates under London Interbank Offered Rate (“LIBOR”) were to increase 1% above the current rates as of June 30, 2014, our interest expense on: (1) our Term B Loan would increase $0.5 million on an annual basis as our Term Loan provides for a minimum LIBOR floor; and (2) our Revolver would increase by $0.5 million, assuming our entire Revolver was outstanding as of June 30, 2014. From time to time, we may seek to limit our exposure to interest rate volatility through the use of interest rate hedging instruments.

Assuming LIBOR remains flat, interest expense in 2014 should continue to be lower due to the impact of the debt modification to our Credit Facility during the fourth quarter of 2013 and the continuing reduction to our outstanding debt.

As of June 30, 2014, there were no interest rate transactions outstanding.

From time-to-time, we invest in cash equivalents that are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. When such investments are made, we do not believe that we have any material credit exposure with respect to these assets. As of June 30, 2014, we did not have any investments in money market instruments.

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

ITEM 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

The following table provides information on our repurchases during the quarter ended June 30, 2014:

			(c)	(d)
			Total	Maximum
			Number Of	Approximate
			Shares	Dollar Value
			Purchased	Of
			As	Shares That
	(a)	(b)	Part Of	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under
	Of Shares	Paid	Plans Or	The Plans
Period (1)	Purchased	Per Share	Programs	Or Programs
April 1, 2014—April 30, 2014	224	$10.07	—	$—
May 1, 2014—May 31, 2014	587	$10.95	—	$—
June 1, 2014 —June 30, 2014	788	$10.44	—	$—

Total	1,599		—

(1)	As a result of our withholding shares to satisfy employee tax obligations related to the vesting of restricted stock units during the three months ended June 30, 2014, we are deemed to have repurchased the following shares withheld to satisfy employees’ tax obligations: 224 shares at an average price of $10.07 per share in April 2014; 587 shares at an average price of $10.95 in May 2014; and 788 shares at an average price of $10.44 in June 2014. These shares are included in the table above.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

N/A

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number	Description

3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007 and May 15, 2009. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)

4.01	Credit Agreement, dated as of November 23, 2011, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (3) (Originally filed as Exhibit 4.1)

4.02	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. (3) (Originally filed as Exhibit 4.2)

4.03	Form of Note. (3) (Originally filed as Exhibit 4.3)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

(1)	Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K as filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on November 25, 2011.
(4)	Filed herewith.
(5)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP. (Registrant)

/S/ David J. Field
Date: August 6, 2014	Name: David J. Field Title: President and Chief Executive Officer (principal executive officer)

/S/ Stephen F. Fisher
Date: August 6, 2014	Name: Stephen F. Fisher Title: Executive Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007 and May 15, 2009. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)

4.01	Credit Agreement, dated as of November 23, 2011, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (3) (Originally filed as Exhibit 4.1)

4.02	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. (3) (Originally filed as Exhibit 4.2)

4.03	Form of Note. (3) (Originally filed as Exhibit 4.3)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

(1)	Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K as filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on November 25, 2011.
(4)	Filed herewith.
(5)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.