Form 10-Q
period 2014-09-30
ENTERCOM COMMUNICATIONS CORP
filed 2014-11-04
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Class A common stock, $0.01 par value – 31,891,725 Shares Outstanding as of October 28, 2014

(Class A Shares Outstanding include 1,390,371 unvested and vested but deferred restricted stock units)

Class B common stock, $0.01 par value – 7,197,532 Shares Outstanding as of October 28, 2014.

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

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	SEPTEMBER 30, 2014	DECEMBER 31, 2013
ASSETS:
Cash	$16,045	$12,231
Accounts receivable, net of allowance for doubtful accounts	74,363	71,818
Prepaid expenses, deposits and other	5,155	4,326
Prepaid and refundable federal and state income taxes	34	41
Deferred tax assets	2,850	2,850

Total current assets	98,447	91,266
Net property and equipment	45,566	44,439
Radio broadcasting licenses	718,992	718,542
Goodwill	38,850	38,850
Assets held for sale	2,958	2,090
Deferred charges and other assets, net of accumulated amortization	14,075	17,501

TOTAL ASSETS	$918,888	$912,688

LIABILITIES:
Accounts payable	$180	$200
Accrued expenses	17,299	13,729
Other current liabilities	20,369	12,723
Long-term debt, current portion	2,250	3,000

Total current liabilities	40,098	29,652

Long-term debt, net of current portion	479,600	514,124
Deferred tax liabilities	55,831	44,272
Other long-term liabilities	26,115	26,247

Total long-term liabilities	561,546	584,643

Total liabilities	601,644	614,295

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	391	385
Additional paid-in capital	607,593	604,721
Accumulated deficit	(290,740)	(306,713)

Total shareholders’ equity	317,244	298,393

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$918,888	$912,688

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,
	2014	2013	2014	2013

NET REVENUES	$99,840	$98,436	$278,276	$278,035

OPERATING EXPENSE:
Station operating expenses, including non-cash compensation expense	69,490	67,104	195,672	191,040
Depreciation and amortization expense	1,956	2,041	5,797	6,557
Corporate general and administrative expenses, including non-cash compensation expense	7,319	6,039	20,094	17,887
Impairment loss	—	—	—	850
Net (gain) loss on sale or disposal of assets	(130)	(34)	(332)	(1,625)

Total operating expense	78,635	75,150	221,231	214,709

OPERATING INCOME (LOSS)	21,205	23,286	57,045	63,326

OTHER (INCOME) EXPENSE:
Net interest expense	9,752	11,038	29,467	33,822
Other expense (income)	—	—	—	(93)

TOTAL OTHER EXPENSE	9,752	11,038	29,467	33,729

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	11,453	12,248	27,578	29,597
INCOME TAXES (BENEFIT)	4,980	5,373	11,605	13,080

NET INCOME (LOSS)	$6,473	$6,875	$15,973	$16,517

NET INCOME PER SHARE - BASIC	$0.17	$0.18	$0.42	$0.44

NET INCOME PER SHARE - DILUTED	$0.17	$0.18	$0.41	$0.43

WEIGHTED AVERAGE SHARES:
Basic	37,692,848	37,385,753	37,685,754	37,334,620

Diluted	38,482,073	38,153,422	38,522,122	38,208,979

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND YEAR ENDED DECEMBER 31, 2013

(amounts in thousands, except share data)

(unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	31,226,047	$312	7,197,532	$72	$601,847	$(332,737)	$269,494
Net income (loss)	—	—	—	—	—	26,024	26,024
Compensation expense related to granting of stock awards	96,560	1	—	—	4,269	—	4,270
Exercise of stock options	171,625	2	—	—	243	—	245
Purchase of vested employee restricted stock units	(186,038)	(2)	—	—	(1,638)	—	(1,640)

Balance, December 31, 2013	31,308,194	313	7,197,532	72	604,721	(306,713)	298,393
Net income (loss)	—	—	—	—	—	15,973	15,973
Compensation expense related to granting of stock awards	633,788	7	—	—	3,744	—	3,751
Exercise of stock options	27,500	—	—	—	42	—	42
Purchase of vested employee restricted stock units	(93,257)	(1)	—	—	(914)	—	(915)

Balance, September 30, 2014	31,876,225	$319	7,197,532	$72	$607,593	$(290,740)	$317,244

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$15,973	$16,517

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,797	6,557
Amortization of deferred financing costs (including original issue discount)	3,391	3,261
Net deferred taxes (benefit) and other	11,605	13,080
Provision for bad debts	899	657
Net (gain) loss on sale or disposal of assets	(329)	(1,625)
Non-cash stock-based compensation expense	3,751	2,980
Deferred rent	663	126
Unearned revenue - long-term	(28)	(61)
Deferred compensation	888	1,587
Impairment loss	—	850
Accretion expense, net of asset retirement obligation adjustments	(18)	17
Other income	—	(93)

Changes in assets and liabilities:
Accounts receivable	(3,444)	(1,217)
Prepaid expenses and deposits	(817)	(1,844)
Accounts payable and accrued liabilities	5,863	2,230
Accrued interest expense	5,602	4,311
Accrued liabilities - long-term	(1,235)	(1,055)
Prepaid expenses - long-term	(406)	200

Net cash provided by (used in) operating activities	48,155	46,478

INVESTING ACTIVITIES:
Additions to property and equipment	(7,390)	(3,502)
Proceeds from sale of property, equipment, intangibles and other assets	80	8
Deferred charges and other assets	(658)	(4)
Proceeds from investments and capital projects	—	137

Net cash provided by (used in) investing activities	(7,968)	(3,361)

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013
FINANCING ACTIVITIES:
Borrowing under the revolving senior debt	15,500	23,000
Payments of long-term debt	(51,000)	(67,523)
Proceeds from the exercise of stock options	42	219
Purchase of vested employee restricted stock units	(915)	(1,167)

Net cash provided by (used in) financing activities	(36,373)	(45,471)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,814	(2,354)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12,231	8,923

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,045	$6,569

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$20,998	$26,378

Income taxes	$79	$69

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

Recent Accounting Pronouncements

Stock-Based Performance Awards

In June 2014, accounting guidance was updated for stock-based awards when the terms of an award provide that a performance target that affects vesting could be achieved after the requisite service period. The current accounting standard for stock-based compensation as it applies to awards with performance conditions should be applied. This guidance is effective for the Company as of January 1, 2016. The Company is currently evaluating this guidance, but does not anticipate it will have a material impact on its financial statements.

Revenue From Contracts With Customers

In May 2014, the accounting guidance was updated for revenue recognition from contracts with customers. Along with the update, most industry-specific revenue guidance was eliminated. The new guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance will be applied using one of two retrospective methods. The guidance is effective for the Company as of January 1, 2017. The Company has not determined the potential effects of this guidance on its financial statements.

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

The following table presents the changes in broadcasting licenses:

	Broadcasting Licenses Carrying Amount
	September 30, 2014	December 31, 2013
	(amounts in thousands)

Beginning of period balance as of January 1,	$718,542	$718,656
Acquisitions	450	—
Dispositions	—	(114)

Ending period balance	$718,992	$718,542

The following table presents the changes in goodwill:

	Goodwill Carrying Amount
	September 30, 2014	December 31, 2013
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$164,465	$164,718
Accumulated loss on impairment as of January 1,	(125,615)	(125,615)

Goodwill beginning balance after cumulative loss on impairment as of January 1,	38,850	39,103
Dispositions	—	(253)

Ending period balance	$38,850	$38,850

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

During the second quarter for each of the years 2014 and 2013, the Company completed its annual impairment test for broadcasting licenses and determined that the fair value of its broadcasting licenses was greater than the amount reflected in the balance sheet for each of the Company’s markets and, accordingly, no impairment was recorded.

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

There were no events or circumstances since the Company’s second quarter annual license impairment test that indicated an interim review of broadcasting licenses was required.

Goodwill Impairment Test

During the second quarter for each of the years 2014 and 2013, the Company completed its annual goodwill impairment test and the results indicated that there was no impairment as the fair value was greater than the carrying value.

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

3.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	September 30, 2014	December 31, 2013
	(amounts in thousands)

Accrued compensation	$6,144	$5,418
Accounts receivable credits	3,150	1,547
Advertiser obligations	1,033	1,123
Accrued interest payable	8,512	2,910
Other	1,530	1,725

Total other current liabilities	$20,369	$12,723

4.	LONG-TERM DEBT

(A) Senior Debt

The Credit Facility

As of September 30, 2014, the amount outstanding under the term loan component (the “Term B Loan”) of the Company’s senior secured credit facility (the “Credit Facility”) was $262.0 million and the amount outstanding under the revolving credit facility component (the “Revolver”) of the Credit Facility was $2.0 million. The maximum available amount under the Revolver, which includes the impact of outstanding letters of credit, was $47.4 million as of September 30, 2014. The amount of the Revolver actually available to the Company is a function of covenant compliance at the time of borrowing.

On November 23, 2011, the Company entered into a credit agreement with a syndicate of lenders for a $425 million Credit Facility that was initially comprised of: (a) a $50 million Revolver that matures on November 23, 2016; and (b) a $375 million Term B Loan that matures on November 23, 2018.

The Term B Loan requires mandatory prepayments equal to 50% of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs, depending on the Consolidated Leverage Ratio. The Excess Cash Flow payment is due in the first quarter of each year and the amount of the payment is based on the Excess Cash Flow and Leverage Ratio for the prior year. The Company estimates that the Excess Cash Flow payment for 2015 has been fully paid as of September 30, 2014. The Company funded the prepayment using cash from operating activities.

As of September 30, 2014, the Company is in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenants is highly dependent on its results of operations. Management believes that over the next 12 months the Company can continue to maintain compliance. The Company’s operating cash flow is positive, and management believes that it is adequate to fund the Company’s operating needs. Management believes that cash on hand and cash from operating activities, together with available borrowings under the Revolver, will be sufficient to permit the Company to meet its liquidity requirements over the next 12 months, including its debt repayments. As a result, the Company has not been required to rely upon, and the Company does not anticipate being required to rely upon, the Revolver to fund its operations.

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

As of September 30, 2014, the Company’s Consolidated Leverage Ratio was 4.66 times versus a covenant limit of 5.75 times and the Consolidated Interest Coverage Ratio was 2.83 times versus a covenant minimum of 1.75 times. These covenants become more restrictive over time.

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

(C) Net Interest Expense

The components of net interest expense are as follows:

	Net Interest Expense
	Nine Months Ended September 30,
	2014	2013
	(amounts in thousands)

Interest expense	$26,076	$30,564
Amortization of deferred financing costs	3,165	3,058
Amortization of original issue discount of senior notes	226	203
Interest income and other investment income	—	(3)

Total net interest expense	$29,467	$33,822

	Net Interest Expense
	Three Months Ended September 30,
	2014	2013
	(amounts in thousands)

Interest expense	$8,644	$9,965
Amortization of deferred financing costs	1,031	1,005
Amortization of original issue discount of senior notes	77	69
Interest income and other investment income	—	(1)

Total net interest expense	$9,752	$11,038

5.	TOWER SALE AND LEASEBACK

During the second quarter of 2013, the Company applied the guidance under sale and leaseback accounting to the sale of certain towers and recorded a non-cash current and deferred gain of $1.6 million and $9.9 million, respectively. The current gain was included in the statement of operations under net (gain) loss on sale or disposal of assets. The deferred gain is amortized on a straight-line basis over the remaining life of the lease of 16.5 years as of June 2013 and during this period, the gain will be reflected as a net (gain) loss on sale or disposal of assets. As of September 30, 2014, the Company recorded on the balance sheet $0.6 million of deferred gain as a short-term liability under other current liabilities and $8.5 million of deferred gain as a long-term liability under other long-term liabilities. All of the leases were accounted for as operating leases.

6.	SHARE-BASED COMPENSATION

Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.

Restricted Stock Units (“RSUs”) Activity

The following is a summary of the changes in RSUs under the Plan during the current period:

	Period Ended	Number Of Restricted Stock Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value As Of September 30, 2014

RSUs outstanding as of:	December 31, 2013	1,030,486
RSUs awarded		675,113
RSUs released		(289,403)
RSUs forfeited		(41,325)

RSUs outstanding as of:	September 30, 2014	1,374,871	$—	1.2	$11,040,214

RSUs vested and expected to vest as of:	September 30, 2014	1,297,223	$—	1.2	$9,737,342

RSUs exercisable (vested and deferred) as of:	September 30, 2014	84,603	$—	—	$679,362

Weighted average remaining recognition period in years		1.9

Unamortized compensation expense, net of estimated forfeitures		$6,295,793

RSUs With Service And Market Conditions

During the first quarter of 2014, the Company issued RSUs with service and market conditions. These shares vest if: (1) the Company’s stock achieves certain shareholder performance targets over a defined measurement period; and (2) the employee fulfills a minimum service period. The compensation expense is recognized even if the market conditions are not satisfied and are only reversed in the event the service period is not met. These RSUs, which are included in the RSU activity table, are amortized over the longest of the explicit, implicit or derived service periods, which is one or two years, as all of the conditions need to be satisfied.

The following table presents the changes in outstanding RSUs with market conditions:

	Nine Months Ended September 30,	Year Ended December 31,
	2014	2013
	(amounts in thousands, except per share data)
Reconciliation Of RSUs With Market Conditions
Beginning of period balance	—	200
Number of RSUs granted	290	—
Number of RSUs forfeited	—	(200)
Number of RSUs vested	—	—

End of period balance	290	—

Average fair value of RSUs issued with market conditions	$6.90	$—

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

Nine Months Ended September 30, 2014

Expected Volatility Structure	39% to 51%
Risk Free Interest Rate	0.1% to 0.4%
Expected Dividend Yield	0.0%

RSUs With Performance Conditions

In addition to the RSUs included in the table above summarizing the changes in RSUs under the Plan, the Company issued 11 thousand RSUs during 2014 with performance conditions at an average fair market value of $9.60 per share. The fair value was determined based upon the closing price of the Company’s common stock on the date of grant. Vesting of the ultimate number of shares underlying such performance-based awards, if any, will be dependent upon the achievement of certain performance targets. If the performance standards are not achieved, all unvested shares will expire and any accrued expense will be reversed.

The Company applies a quarterly probability assessment in computing its non-cash compensation expense and any change in the estimate is reflected as a cumulative adjustment to expense in the quarter of the change.

Option Activity

The following table provides summary information related to the exercise of stock options:

	Nine Months Ended September 30,
Option Exercise Data	2014	2013
	(amounts in thousands)

Intrinsic value of options exercised	$232	$1,093

Tax benefit from options exercised (1)	$88	$415

Cash received from exercise price of options exercised	$42	$219

(1)	Amount excludes impact from suspended income tax benefits and/or valuation allowances.

The following table presents the option activity during the current period under the Plan:

	Period Ended	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value As Of September 30, 2014

Options outstanding as of:	December 31, 2013	557,550	$2.58
Options granted		—
Options exercised		(27,500)	1.52
Options forfeited		—
Options expired		(9,000)	20.71

Options outstanding as of:	September 30, 2014	521,050	$2.32	4.3	$3,194,910

Options vested and expected to vest as of:	September 30, 2014	520,708	$2.32	4.3	$3,194,910

Options vested and exercisable as of:	September 30, 2014	517,300	$2.28	4.3	$3,194,910

Weighted average remaining recognition period in years		2.9

Unamortized compensation expense, net of estimated forfeitures		$18,750

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
Range Of Exercise Prices		Number Of Options Outstanding September 30,	Weighted Average Remaining Contractual	Weighted Average Exercise	Number Of Options Exercisable September 30,	Weighted Average Exercise
From	To	2014	Life	Price	2014	Price
$1.34	$1.34	471,050	4.4	$1.34	471,050	$1.34
$2.02	$11.78	45,000	4.6	$9.00	41,250	$9.02
$33.90	$35.05	5,000	0.2	$34.82	5,000	$34.82

$1.34	$35.05	521,050	4.3	$2.32	517,300	$2.28

Recognized Non-Cash Stock-Based Compensation Expense

The following summarizes recognized non-cash stock-based compensation expense, which consists primarily of RSUs:

	Nine Months Ended
	September 30,
	2014	2013
	(amounts in thousands)

Station operating expenses	$672	$522
Corporate general and administrative expenses	3,079	2,458

Stock-based compensation expense included in operating expenses	3,751	2,980
Income tax benefit (1)	1,121	791

Net stock-based compensation expense	$2,630	$2,189

	Three Months Ended September 30,
	2014	2013
	(amounts in thousands)

Station operating expenses	$277	$187
Corporate general and administrative expenses	981	695

Stock-based compensation expense included in operating expenses	1,258	882
Income tax benefit (1)	378	230

Net stock-based compensation expense	$880	$652

(1)	Amount excludes impact from suspended income tax benefits and/or valuation allowances.

7.	NET INCOME (LOSS) PER COMMON SHARE

The following tables present the computations of basic and diluted net income (loss) per share:

	Nine Months Ended
	September 30, 2014			September 30, 2013
	(amounts in thousands, except share and per share data)
	Net Income (Loss)	Shares	Net Income (Loss) Per Share	Net Income (Loss)	Shares	Net Income (Loss) Per Share

Basic net income (loss) per common share:	$15,973	37,685,754	$0.42	$16,517	37,334,620	$0.44

Impact of dilutive equity awards		836,368			874,359

Diluted net income (loss) per common share:	$15,973	38,522,122	$0.41	$16,517	38,208,979	$0.43

	Three Months Ended
	September 30, 2014			September 30, 2013
	(amounts in thousands, except share and per share data)
	Net Income (Loss)	Shares	Net Income (Loss) Per Share	Net Income (Loss)	Shares	Net Income (Loss) Per Share

Basic net income (loss) per common share:	$6,473	37,692,848	$0.17	$6,875	37,385,753	$0.18

Impact of dilutive equity awards		789,225			767,669

Diluted net income (loss) per common share:	$6,473	38,482,073	$0.17	$6,875	38,153,422	$0.18

Incremental Shares Disclosed As Anti-Dilutive

The following table provides the incremental shares excluded as they were anti-dilutive under the treasury stock method:

	Nine Months Ended
	September 30,
Impact Of Equity Awards	2014	2013
	(amounts in thousands, except per share data)

Dilutive or anti-dilutive for all potentially dilutive equivalent shares	dilutive	dilutive

Excluded shares as anti-dilutive under the treasury stock method:
Options	32	38

Price range of options: from	$8.04	$8.79

Price range of options: to	$35.05	$48.21

RSUs with service conditions	—	242

Excluded RSUs with service and market conditions as market conditions not met	290	200

Excluded RSUs with service and performance conditions as performance conditions not met	11	—

	Three Months Ended
	September 30,
Impact Of Equity Awards	2014	2013
	(amounts in thousands, except per share data)

Dilutive or anti-dilutive for all potentially dilutive equivalent shares	dilutive	dilutive

Excluded shares as anti-dilutive under the treasury stock method:
Options	30	36

Price range of options: from	$8.04	$8.79

Price range of options: to	$35.05	$48.21

RSUs with service conditions	—	6

Excluded RSUs with service and market conditions as market conditions not met	290	200

Excluded RSUs with service and performance conditions as performance conditions not met	11	—

8.	INCOME TAXES

Tax Rates For The Nine Months And Three Months Ended September 30, 2014

The effective income tax rates were 42.1% and 43.5% for the nine months and three months ended September 30, 2014, respectively. These rates were impacted by an adjustment for expenses that are not deductible for tax purposes and an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. The rate was reduced by a tax benefit associated with a statutory change in income tax rates in certain states.

Tax Rates For The Nine Months And Three Months Ended September 30, 2013

The effective income tax rates were 44.2% and 43.9% for the nine months and three months ended September 30, 2013, respectively. These rates were impacted by an adjustment for expenses that are not deductible for tax purposes, an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill and a tax benefit shortfall associated with stock-based awards.

Net Deferred Tax Assets And Liabilities

As of September 30, 2014 and December 31, 2013, net deferred tax liabilities were $53.0 million and $41.4 million, respectively. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Of Financial Instruments Subject To Fair Value Measurements

Recurring Fair Value Measurements

The following table sets forth the Company’s financial assets and/or liabilities that were accounted for at fair value on a recurring basis and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value and its placement within the fair value hierarchy levels.

	Value Measurements At Reporting Date
Description	September 30, 2014	December 31, 2013

Liabilities
Deferred compensation - Level 1 (1)	$10,614	$10,459

(1)	The Company’s deferred compensation liability, which is included in other long-term liabilities, is recorded at fair value on a recurring basis. The unfunded plan allows participants to hypothetically invest in various specified investment options. The deferred compensation plan liability is valued based on quoted market prices of the underlying investments.

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

During the second quarter of 2013, the Company determined that land it had reclassified as held for sale was in excess of the fair value less the cost to sell. The Company measured $2.1 million of land held for sale using significant unobservable inputs (Level 3) and recorded an impairment loss of $0.9 million for the nine months ended September 30, 2013.

Fair Value Of Financial Instruments Subject To Disclosures

The carrying amount of the following assets and liabilities approximates fair value due to the short maturity of these instruments: (1) cash and cash equivalents; (2) accounts receivable; and (3) accounts payable, including accrued liabilities.

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)

Credit Facility (1)	$264,000	$263,340	$299,500	$301,559

Senior Notes (2)	$217,850	$240,180	$217,624	$248,635

Letters of credit (3)	$620		$370

The following methods and assumptions were used to estimate the fair value of financial instruments:

(1)	The Company’s determination of the fair value of the Credit Facility was based on quoted prices for this instrument and is considered a Level 2 measurement.
(2)	The Company utilizes a Level 2 valuation input based upon the market trading prices of the Senior Notes to compute the fair value as these Senior Notes are traded in the debt securities market.
(3)	The Company does not believe it is practicable to estimate the fair value of the outstanding standby letters of credit and does not expect any material loss since the performance of the letters of credit is not likely to be required.

10.	ASSETS HELD FOR SALE

Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. As of September 30, 2014, the Company classified $3.0 million as assets held for sale, which primarily reflects: (1) land that formerly served as a transmitter site in one of the Company’s markets; and (2) land and a building that the Company formerly used as its main studio facility in one of its markets and a co-located tower/antenna structure for two of its AM radio stations that the Company plans to relocate to other suitable sites.

In October 2014, the Company completed the sale of the transmitter site, which comprises a substantial portion of the assets held for sale.

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

Other Matters

During the third quarter of 2014, the Company settled a legal claim for $1.0 million. This amount was included in corporate general and administrative expenses for the nine and three months ended September 30, 2014.

12.	SUBSEQUENT EVENTS

Events occurring after September 30, 2014, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included.

ITEM 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2014. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the nine and three months ended September 30, 2014 as compared to the comparable periods in the prior year. Our results of operations during the relevant periods represent the operations of the radio stations owned and operated by us.

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

Results Of Operations For The Year-To-Date

The following significant factors affected our results of operations for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013:

In connection with a legal claim that was settled during the third quarter of 2014, our corporate general and administrative expenses were higher by $1.0 million.

During December 2013, a modification of our senior secured credit facility (our “Credit Facility”) reduced the interest rates on our Term B Loan.

During the second quarter of 2013, we recorded a non-cash gain of $1.6 million from the sale in 2009 of certain towers under sale and leaseback accounting.

During the second quarter of 2013, we recorded an impairment of $0.9 million for land classified as held for sale.

Nine Months Ended September 30, 2014 As Compared To The Nine Months Ended September 30, 2013

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2014	2013	% Change
	(dollars in millions)

NET REVENUES	$278.3	$278.0	0%

OPERATING EXPENSE:
Station operating expenses	195.7	191.0	2%
Depreciation and amortization expense	5.8	6.6	(12%)
Corporate general and administrative expenses	20.1	17.9	12%
Other operating expenses	(0.3)	(0.8)	63%

Total operating expense	221.3	214.7	3%

OPERATING INCOME (LOSS)	57.0	63.3	(10%)

OTHER (INCOME) EXPENSE:
Net interest expense	29.4	33.8	(13%)
Other income and expense	—	(0.1)	100%

TOTAL OTHER EXPENSE	29.4	33.7	(13%)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	27.6	29.6	(7%)

INCOME TAXES (BENEFIT)	11.6	13.1	(11%)

NET INCOME (LOSS)	$16.0	$16.5	(3%)

Net Revenues

Net revenues were flat as advertising demand has remained sluggish since the beginning of this year.

Net revenues increased the most for our stations in the Kansas City and San Francisco markets, offset by revenue decreases for our stations located in the Boston and Portland markets. Contributing to the decline in our Boston market was the termination of the Celtics NBA basketball rights after last year’s season.

Station Operating Expenses

Station operating expenses increased for the current year-to-date period primarily due to continuing investment in our digital sales organization and our digital product offerings.

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

Corporate General And Administrative Expenses

Corporate general and administrative expenses increased primarily due to: (1) the settlement during the third quarter of 2014 of a legal claim of $1.0 million; and (2) an increase in non-cash compensation expense of $0.6 million.

Operating Income

Operating income decreased primarily due to: (1) an increase in station operating expenses; and (2) an increase in corporate general and administrative expenses.

Interest Expense

The decrease in interest expense was primarily due to: (1) lower outstanding debt upon which interest is computed; and (2) lower interest rates as a result of the December 2013 modification to our Credit Facility.

Income Before Income Taxes (Benefit)

The decrease was primarily attributable to a decrease in operating income, offset by a decrease in interest expense.

Income Taxes (Benefit)

The effective income tax rate was 42.1% for the nine months ended September 30, 2014. This rate was impacted by expenses that are not deductible for tax purposes and net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. During this period, we received a discrete tax benefit from legislatively reduced income tax rates in certain states. We estimate that our 2014 annual tax rate before discrete items, which may fluctuate from quarter to quarter, will be in the low 40% range.

The effective income tax rate was 44.2% for the nine months ended September 30, 2013, which was higher than expected due to an adjustment for expenses that are not deductible for tax purposes, an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill and discrete items arising during the period.

As of September 30, 2014 and December 31, 2013, our net deferred tax liabilities were $53.0 million and $41.4 million, respectively. The deferred tax liabilities primarily relate to differences between the book and tax bases of our broadcasting licenses and goodwill.

Net Income (Loss)

The decrease in net income was primarily attributable to the reasons described above under Income Before Income Taxes (Benefit) and Income Taxes (Benefit).

Results Of Operations For The Quarter

The following significant factors affected our results of operations for the three months ended September 30, 2014 as compared to the same period in the prior year:

In connection with a legal claim that was settled during the third quarter of 2014, our corporate general and administrative expenses were higher by $1.0 million.

During December 2013, a modification of our Credit Facility reduced the interest rates on our Term B Loan.

Three Months Ended September 30, 2014 As Compared To The Three Months Ended September 30, 2013

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2014	2013	% Change
	(dollars in millions)

NET REVENUES	$99.8	$98.4	1%

OPERATING EXPENSE:
Station operating expenses	69.5	67.1	4%
Depreciation and amortization expense	2.0	2.0	0%
Corporate general and administrative expenses	7.3	6.0	22%
Other operating expenses	(0.2)	—	nmf

Total operating expense	78.6	75.1	5%

OPERATING INCOME (LOSS)	21.2	23.3	(9%)

OTHER (INCOME) EXPENSE:
Net interest expense	9.8	11.0	(11%)
Other income and expense	(0.1)	0.1	(200%)

TOTAL OTHER EXPENSE	9.7	11.1	(13%)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	11.5	12.2	(6%)

INCOME TAXES (BENEFIT)	5.0	5.3	(6%)

NET INCOME (LOSS)	$6.5	$6.9	(6%)

Net Revenues

Net revenues increased by 1%, which was mostly attributable to an increase in political advertising.

Net revenues increased the most for our stations in the Buffalo and Kansas City markets, offset by a decrease for our stations in the New Orleans and Portland markets.

Station Operating Expenses

The increase in station operating expenses was primarily due to continuing investment in our digital sales organization and our product offerings.

Depreciation And Amortization Expense

Depreciation and amortization expense was flat for the quarter.

Corporate General And Administrative Expenses

Corporate general and administrative expenses increased primarily due to a settlement of a legal claim of $1.0 million during the third quarter of 2014.

Operating Income

Operating income decreased primarily due to: (1) a $2.4 million increase in station operating expenses; and (2) a $1.3 million increase in corporate general and administrative expenses. The decrease was offset by an increase of $1.4 million in net revenues.

Interest Expense

The decrease in interest expense was primarily due to: (1) lower outstanding debt upon which interest is computed; and (2) lower interest rates as a result of the December 2013 modification to our Credit Facility.

Income Before Income Taxes (Benefit)

The decrease was primarily attributable to the decrease in operating income, offset by a decrease in interest expense.

Income Taxes (Benefit)

For the current and prior periods, the income tax rate was 43.5% and 43.9%, respectively, which primarily reflects adjustments for expenses that are not deductible for tax purposes and an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill.

Net Income (Loss)

The net change in net income was primarily attributable to the reasons described above under Income Before Income Taxes and Income Taxes (Benefit).

Liquidity And Capital Resources

Liquidity

As of September 30, 2014, we had $264.0 million outstanding under our Credit Facility and $220 million in principal for our 10.5% senior unsecured notes (the “Senior Notes”). In addition, we had $0.6 million in outstanding letters of credit. As of September 30, 2014, we had $16.0 million in cash and cash equivalents.

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

The undrawn amount of the Revolver was $47.4 million as of September 30, 2014. The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of September 30, 2014, we would not be limited in these borrowings.

The Term B Loan requires mandatory prepayments equal to 50% of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs depending on the Consolidated Leverage Ratio. The Excess Cash Flow payment is due in the first quarter of each year for the prior year. We estimate that the Excess Cash Flow payment for 2015 has been fully paid as of September 30, 2014. We funded the prepayment using cash from operating activities.

As of September 30, 2014, we are in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations. A default under our Credit Facility or the indenture governing our Senior Notes could cause a cross default in the other. Any event of default could have a material adverse effect on our business and financial condition.

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

Credit Facility’s Financial Covenants

As of September 30, 2014, our Consolidated Leverage Ratio was 4.66 times versus a covenant maximum of 5.75 times and our Consolidated Interest Coverage Ratio was 2.83 times versus a covenant minimum of 1.75 times. These covenants become more restrictive over time.

The following tables present the computations as defined under our Credit Facility:

Consolidated Leverage Ratio Computations:
(amounts in thousands, except ratios)

Numerator: Consolidated Funded Indebtedness
Senior debt outstanding	$264,000
Senior Notes at maturity	220,000
Letters of credit outstanding	620

Total debt outstanding	484,620
Less cash outstanding, not to exceed $40 million	(16,045)

Consolidated Funded Indebtedness	$468,575

Denominator: Consolidated Operating Cash Flow
Net income	$25,480
Income taxes	21,001
Depreciation and amortization	7,785
Interest expense	39,880
Non-cash compensation expense	5,042
Deferred non-cash charges	2,013
Unusual gains not in the ordinary course of business	(600)

Consolidated Operating Cash Flow	$100,601

Consolidated Leverage Ratio	4.66

Consolidated Interest Coverage Ratio Computations:
(amounts in thousands, except ratios)

Numerator: Consolidated Operating Cash Flow	$100,601

Denominator: Consolidated Interest Charges
Interest expense	$39,880
Less: Interest income and certain deferred financing expense	(4,274)

Consolidated Interest Charges	$35,606

Consolidated Interest Coverage Ratio	2.83

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

Operating Activities

Net cash flows provided by operating activities were $48.2 million and $46.5 million for the nine months ended September 30, 2014 and 2013, respectively. The cash flows from operating activities increased primarily as a result of a $2.9 million decrease in working capital requirements. The reduction in working capital requirements was primarily due to a $3.6 million increase in accounts payable and accrued liabilities, offset by a $2.2 million decrease in accounts receivable.

Investing Activities

Net cash flows used in investing activities were $8.0 million and $3.4 million for the nine months ended September 30, 2014 and 2013, respectively.

For the nine months ended September 30, 2014 and 2013, the cash used in investing activities primarily reflects the additions to property and equipment of $7.4 million and $3.5 million, respectively.

Financing Activities

Net cash flows used in financing activities were $36.4 million and $45.5 million for the nine months ended September 30, 2014 and 2013, respectively.

For the nine months ended September 30, 2014 and 2013, the cash flows used in financing activities primarily reflect the reduction to our net borrowings of $35.5 million and $44.5 million, respectively.

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

Income Taxes

During the nine months ended September 30, 2014, we paid a nominal amount in state income taxes. We anticipate that it will not be necessary to make any quarterly estimated federal or state income tax payments for the remainder of 2014 based upon available net operating loss carryovers, existing prepayments and expected quarterly income subject to tax.

Capital Expenditures

Capital expenditures for the nine months ended September 30, 2014 were $7.4 million. We anticipate that total capital expenditures in 2014 will be between $8.5 million and $9.0 million.

Contractual Obligations

There have been no material changes from the contractual obligations listed in our Form 10-K for the year ended December 31, 2013, filed with the SEC on March 3, 2014.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements, other than as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 3, 2014.

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

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of September 30, 2014, we have recorded approximately $758 million in radio broadcasting licenses and goodwill, which represents 82% of our total assets at that date. We must conduct impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and charge to operations an impairment expense in the periods in which the recorded value of these assets is more than their fair value. Any such impairment could be material. After an impairment expense is recognized, the recorded value of these assets will be reduced by the amount of the impairment expense and that result will be the assets’ new accounting basis. Our most recent impairment loss to our broadcasting licenses and goodwill was in 2012.

We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future performance of our stations.

Broadcasting Licenses Impairment Test

We perform our broadcasting license impairment test by using the direct method at the market level. Each market’s broadcasting licenses are combined into a single unit of accounting for the purpose of testing impairment, as the broadcasting licenses in each market are operated as a single asset. We determine the fair value of broadcasting licenses in each of our markets by relying on a discounted cash flow approach (a 10-year income model) assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. Our fair value analysis contains assumptions based upon past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information for an average station within a certain market. These assumptions include, but are not limited to: (1) the discount rate; (2) the market share and profit margin of an average station within a market, based upon market size and station type; (3) the forecast growth rate of each radio market; (4) the estimated capital start-up costs and losses incurred during the early years; (5) the likely media competition within the market area; (6) a tax rate; and (7) future terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcasting licenses and goodwill assets.

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

There were no events or circumstances since the Company’s second quarter annual license impairment test that indicated an interim review of broadcasting licenses was required.

If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the fair value of our broadcasting licenses below the carrying value, we may be required to recognize impairment charges, which could be material, in future periods.

Broadcasting Licenses Valuation At Risk

The second quarter 2014 impairment test of our broadcasting licenses indicated that there were seven units of accounting where the fair value exceeded their carrying value by 10% or less as of June 30, 2014. In aggregate, these seven units of accounting have a carrying value of $389.0 million. If overall market conditions or the performance of the economy deteriorates, advertising expenditures and radio industry results could be negatively impacted, including expectations for future growth. This could result in future impairment charges for these or other of our units of accounting.

Goodwill Impairment Test

There were no events or circumstances since our second quarter of 2014 annual goodwill test that required us to test the carrying value of our goodwill.

We completed our annual goodwill impairment test during the second quarter of 2014 and the results indicated that there was no impairment as the fair value was greater than the carrying value.

If actual market conditions are less favorable than those projected by the industry or us, or if events occur or circumstances change that would reduce the fair value of our goodwill below the amount reflected in the balance sheet, we may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.

Goodwill Valuation At Risk

The second quarter 2014 impairment test of our goodwill indicated that there were three reporting units that exceeded the carrying value by 10% or less as of June 30, 2014. In aggregate, these three reporting units have a carrying value of $262.4 million, of which $4.4 million is goodwill. Future impairment charges may be required on these, or other of our reporting units, as the discounted cash flow and market-based models are subject to change based upon our performance, our stock price, peer company performance and their stock prices, overall market conditions, and the state of the credit markets.

ITEM 3.	Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt (the Term B Loan and Revolver). If the borrowing rates under London Interbank Offered Rate (“LIBOR”) were to increase 1% above the current rates as of September 30, 2014, our interest expense on: (1) our Term B Loan would increase $0.5 million on an annual basis as our Term Loan provides for a minimum LIBOR floor; and (2) our Revolver would increase by $0.5 million, assuming our entire Revolver was outstanding as of September 30, 2014. From time to time, we may seek to limit our exposure to interest rate volatility through the use of interest rate hedging instruments.

Assuming LIBOR remains flat, interest expense in 2014 should continue to decline due to the impact of the debt modification to our Credit Facility during December of 2013 and the lower outstanding debt.

As of September 30, 2014, there were no interest rate hedging transactions outstanding.

From time-to-time, we invest in cash equivalents that are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. When such investments are made, we do not believe that we have any material credit exposure with respect to these assets. As of September 30, 2014, we did not have any investments in money market instruments.

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

ITEM 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

The following table provides information on our repurchases during the quarter ended September 30, 2014:

Period (1)	(a) Total Number Of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	(d) Maximum Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
July 1, 2014 - July 31, 2014	497	$10.73	—	$—
August 1, 2014 - August 31, 2014	—	$—	—	$—
September 1, 2014 - September 30, 2014	171	$9.46	—	$—

Total	668		—

(1)	As a result of our withholding shares to satisfy employee tax obligations related to the vesting of restricted stock units during the three months ended September 30, 2014, we are deemed to have repurchased the following shares withheld to satisfy employees’ tax obligations: 497 shares at an average price of $10.73 per share in July 2014; and 171 shares at an average price of $9.46 in September 2014. These shares are included in the table above.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

N/A

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number	Description

3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007 and May 15, 2009. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)

4.01	Credit Agreement, dated as of November 23, 2011, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (3) (Originally filed as Exhibit 4.1)

4.02	First Amendment to Credit Agreement, dated as of November 27, 2012, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (4) (Originally filed as Exhibit 4.02)

4.03	Second Amendment to Credit Agreement, dated as of December 2, 2013, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (5) (Originally filed as Exhibit 4.03)

4.04	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. (3) (Originally filed as Exhibit 4.2)

4.05	Form of Note. (3) (Originally filed as Exhibit 4.3)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (6)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (6)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (7)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (7)

101.INS	XBRL Instance Document (6)

101.SCH	XBRL Taxonomy Extension Schema Document (6)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (6)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (6)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (6)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (6)

(1)	Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K as filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on November 25, 2011.
(4)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2012, as filed on February 27, 2013.
(5)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2013, as filed on March 3, 2014.
(6)	Filed herewith.
(7)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP.
(Registrant)

Date: November 4, 2014	/S/ David J. Field
	Name:	David J. Field
	Title:	President and Chief Executive Officer
(principal executive officer)

Date: November 4, 2014	/S/ Stephen F. Fisher
	Name:	Stephen F. Fisher
	Title:	Executive Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007 and May 15, 2009. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)

4.01	Credit Agreement, dated as of November 23, 2011, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (3) (Originally filed as Exhibit 4.1)

4.02	First Amendment to Credit Agreement, dated as of November 27, 2012, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (4) (Originally filed as Exhibit 4.02)

4.03	Second Amendment to Credit Agreement, dated as of December 2, 2013, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (5) (Originally filed as Exhibit 4.03)

4.04	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. (3) (Originally filed as Exhibit 4.2)

4.05	Form of Note. (3) (Originally filed as Exhibit 4.3)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (6)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (6)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (7)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (7)

101.INS	XBRL Instance Document (6)

101.SCH	XBRL Taxonomy Extension Schema Document (6)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (6)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (6)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (6)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (6)

(1)	Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K as filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on November 25, 2011.
(4)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2012, as filed on February 27, 2013.
(5)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2013, as filed on March 3, 2014.
(6)	Filed herewith.
(7)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.