Form 10-K
period 2014-12-31
ENTERCOM COMMUNICATIONS CORP
filed 2015-03-02
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 13, 2015, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $283,618,697 based on the June 30, 2014 closing price of $10.73 on the New York Stock Exchange on such date.

Class A common stock, $0.01 par value 31,804,613 Shares Outstanding as of February 13, 2015

(Class A Shares Outstanding includes 1,031,388 unvested and vested but deferred restricted stock units).

Class B common stock, $0.01 par value 7,197,532 Shares Outstanding as February 13, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s Definitive Proxy Statement for its 2015 Annual Meeting of Shareholders, pursuant to Regulation 14A, is incorporated by reference in Part III of this report, which will be filed with the Securities and Exchange Commission no later than April 30, 2015.

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

We report our financial information on a calendar year basis. Any reference to activity during the year is for the year ended December 31.

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

We are the fourth-largest radio broadcasting company in the United States with a portfolio that, including the pending acquisition of Lincoln Financial Media Company (“Lincoln”) from The Lincoln National Life Insurance Company, boasts over 125 radio stations in 26 top markets across the country. We were organized in 1968 as a Pennsylvania corporation.

Our Strategy

Our strategy focuses on providing compelling content in the communities we serve to enable us to offer our advertisers an effective marketing platform to reach a large targeted local audience. The principal components of our strategy are to: (i) focus on creating effective integrated marketing solutions for our customers that incorporate our audio, digital and experiential assets; (ii) build strongly-branded radio stations with highly compelling content; (iii) develop market leading station clusters; and (iv) recruit, develop, motivate and retain superior employees.

Source Of Revenue

The primary source of revenue for our radio stations is the sale of advertising time to local, regional and national advertisers and national network advertisers who purchase spot commercials in varying lengths. A growing source of revenue is from station-related digital platforms which allow for enhanced audience interaction and participation as well as integrated advertising. A station’s local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. We retain a national representation firm to sell to advertisers outside of our local markets.

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

Competition

The radio broadcasting industry is highly competitive. Our stations compete for listeners and advertising revenue with other radio stations within their respective markets. In addition, our stations compete for audiences and advertising revenues with other media such as: broadcast, satellite and cable television, newspapers and magazines, outdoor advertising, direct mail, yellow pages, Internet, satellite radio, wireless media alternatives, cellular phones and other forms of audio entertainment and advertisement.

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

Our Radio Stations

We will operate in a nationwide portfolio of 26 markets (pro forma for the announced Lincoln acquisition, which is pending subject to regulatory approval): San Francisco, Atlanta, Boston, Miami, Seattle, San Diego, Denver, Portland, Sacramento, Kansas City, Indianapolis, Milwaukee, Austin, Norfolk, Buffalo, New Orleans, Memphis, Providence, Greensboro, Greenville/Spartanburg, Rochester, Madison, Wichita, Wilkes-Barre/Scranton, Springfield (MA) and Gainesville/Ocala.

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

FCC Licenses. The operation of a radio broadcast station requires a license from the FCC. Certain of our subsidiaries hold the FCC licenses for our stations. While there is no national limit, the number of radio stations that can operate in a given area or market is limited by the number of AM and FM frequencies allotted by the FCC based upon consideration of interference to and from other operating or authorized stations. The FCC’s multiple ownership rules further limit the number of stations serving the same area that may be owned or controlled by a single individual or entity. In the largest markets (markets with 45 or more stations), the maximum is eight commercial stations, with no more than five in the same service (that is, AM or FM). In the smallest markets, ownership is limited to the lesser of either five commercial stations or not more than 50% of stations in the market, with no more than three in the same service. In connection with our proposed acquisition of Lincoln from The Lincoln National Life Insurance Company, we filed an application to place one FM radio station in Denver into a disposition trust in order to comply with the FCC’s radio station ownership limitations.

Since the number of stations in a local market may fluctuate from time to time, the number of stations that can be owned by a single individual or entity in a given market can vary over time. Once the FCC approves the ownership of a cluster of stations in a market, that owner may continue to hold those stations under the “grandfathering” policies, despite a decrease in the number of stations in the market. A few of our market clusters, such as our stations in Greenville and Wilkes-Barre/Scranton, are considered to be “grandfathered.” If, at the time of a proposed future transaction, a cluster does not comply with the multiple ownership limitations based upon the number of stations then present in the market, the entire cluster cannot be transferred intact to a single party unless the purchaser qualifies as an “eligible entity” under specified small business standards and meets certain control tests.

Ownership Rules. The FCC sets limits on the number of broadcast stations (including both radio and TV) an entity can own, as well as limits on the common ownership of broadcast stations and newspapers. The FCC is required to review its media ownership rules every four years to determine whether the rules are in the public interest and to repeal or modify any regulation it determines does not meet this criteria. In 2003, the FCC significantly revised its ownership rules which included: (i) cross-media limits that in certain markets eliminated the newspaper-broadcast cross-ownership ban and altered the television-radio cross-ownership limitations; and (ii) a revised manner in which the radio numeric ownership limitations were to be applied, substituting, where available, geographic markets as determined by Nielsen Audio. In areas outside of Nielsen Audio markets, the relevant radio market for purposes of the rules is determined by overlap of specified signal contours. These changes are the subject of various appeals and review by the current FCC Commissioners.

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

License Renewal. The licenses issued by the FCC for radio stations are renewable authorizations that are ordinarily granted for an eight-year term. The present period for filing for license renewals began in June 2011 and concluded in April 2014. Twelve of our FCC radio station license renewal applications made in the most recent 2011-2014 renewal period remain pending. Of these, eight have been pending since the prior 2003-2006 renewal period. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending.

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

Petitions to deny the renewal applications are filed from time to time. Several petitions have been filed against us. Subject to the resolution of open FCC inquiries, we believe that our licenses will be renewed, although there can be no assurance to that effect. The non-renewal of one or more of our licenses could have a material adverse effect on our business.

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

FCC regulations prohibit the broadcast of obscene material at any time and restrict when material it considers “indecent” can be broadcast. The FCC has greatly intensified its enforcement activities with respect to programming which it considers indecent or profane, including: (i) adopting rules to implement the statutory increase in the maximum fine which may be assessed for the broadcast of indecent or profane programming to $325,000 for a single violation, up to a maximum of $3,000,000 for a continuing violation; (ii) imposing fines on a per utterance basis instead of the imposition of a single fine for an entire program; and (iii) repeatedly warning broadcasters that future “serious” violations may result in the commencement of license revocation proceedings. There are a number of outstanding indecency proceedings in which we are defending our stations’ conduct, and there may be other complaints of this nature which have been submitted to the FCC of which we have not yet been notified.

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

Federal Antitrust Laws. The federal agencies responsible for enforcing the federal antitrust laws, the Federal Trade Commission and the Department of Justice, may investigate certain acquisitions. For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Antitrust Improvements Act of 1976 requires the parties to file Notification and Report Forms with the Federal Trade Commission and the Department of Justice and to observe specified waiting-period requirements before consummating the acquisition. In connection with our proposed acquisition of Lincoln, on February 17, 2015, the Department of Justice issued us a request for additional information and documentary material, often referred to as a “second request.”

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

Employees

As of January 31, 2015, we had 1,434 full-time employees and 881 part-time employees. With respect to certain of our stations in our Kansas City and San Francisco markets, we are a party to collective bargaining agreements with the Screen Actors Guild – American Federation of Television and Radio Artists (known as SAG-AFTRA). Approximately 11 employees are represented by these collective bargaining agreements. We believe that our relations with our employees are good.

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

Our net revenues increased marginally in 2014 as compared to the prior year. Demand for advertising during the second half of 2014 improved for us as compared to the first half of 2014. The current year benefited from the influx of advertising from political candidates and groups primarily due to certain state and federal elections. This was offset by the absence this year of the Boston Red Sox from the playoffs, as we were not able to generate post-season advertising from the broadcast of the Red Sox games. Advertising demand continues to fluctuate and reflects the uneven performance of the general economy.

Due to the continued uncertain pace of economic growth, we cannot predict future revenue trends. Our results of operations could be negatively impacted by delays or reversals in the economic recovery or by future economic downturns. Also, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions. The risks associated with our business will be more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. A decrease in advertising expenditures can have an adverse effect on our net revenues, profit margins, cash flow, and liquidity, which in turn could further impair our assets.

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

We operate in a highly competitive business. Our radio stations compete for audiences with advertising revenue as our principal source of income. We compete directly with other radio stations, as well as with other media, such as broadcast, cable and satellite television, internet audio, newspapers and magazines, national and local digital services, outdoor advertising and direct mail. Audience ratings and market shares are subject to change, and any decrease in our ratings or market share in a particular market could have a material adverse effect on the revenue of our stations located in that market. Audience ratings and market shares could be affected by a variety of factors, including changes in the format or content of programming (some of which may be outside of our control), personnel changes, an event or series of events, demographic shifts and general broadcast listening trends. Adverse changes in any of these areas or trends could have a material adverse effect on our business and results of operations.

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

The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act of 1934. See Federal Regulation of Radio Broadcasting under Part I, Item 1, “Business.” We are required to obtain licenses from the FCC to operate our radio stations. Licenses are normally granted for a term of eight years and are renewable. Although the vast majority of FCC radio station licenses are routinely renewed, we cannot be assured that the FCC will approve our future renewal applications or that the renewals will not include conditions or qualifications. During the periods when a renewal application is pending, informal objections and petitions to deny the renewal application can be filed by interested parties, including members of the public, on a variety of grounds. Twelve of our FCC radio station license renewal applications made in the most recent 2011-2014 renewal period remain pending. Of these, eight have been pending since the prior 2003-2006 renewal period. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on us.

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

There has been proposed legislation in the past and there could be again in the future that requires radio broadcasters to pay additional fees such as a spectrum fee for the use of the spectrum. In addition, there has been legislation proposed which would impose a new royalty fee that would be paid to record labels and performing artists for use of their recorded music. Currently we pay royalties to song composers and publishers indirectly through third parties. Any proposed legislation that is adopted into law could add additional royalties. While this proposed legislation did not become law, it has been the subject of considerable debate and activity by the broadcast industry and other parties affected by the legislation. It is currently unknown what impact any potential required royalty payments or fees would have on our results of operations, cash flows or financial position.

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

For 2014, we generated over 50% of our net revenues in seven of our 23 markets, which were Boston, Buffalo, Denver, Kansas City, Sacramento, San Francisco and Seattle. Accordingly, we have greater exposure to adverse events or conditions in any of these markets, such as changes in the economy, shifts in population or demographics, or changes in audience tastes, which could have a material adverse effect on our financial position and results of operations and cash flows.

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

The risks of integration are magnified during any period of significant growth from acquisitions. We cannot be assured that we will be able to integrate successfully any operations, systems or management that might be acquired under the pending Lincoln acquisition or in future acquisitions. In addition, in the event that the operations of a new business do not meet expectations, we may restructure or write off the value of some or all of the assets of the new business.

Impairments to our broadcasting licenses and goodwill have reduced our earnings.

We have incurred impairment losses primarily as a result of recording non-cash write-downs of our broadcasting licenses and goodwill. A significant amount of these impairment losses were recorded in 2008 during the recession and the most recent impairment loss was recorded in 2012. As of December 31, 2014, our broadcasting licenses and goodwill comprise 82% of our total assets. The valuation of our broadcasting licenses and goodwill is subjective and based on our estimates and assumptions rather than precise calculations. The fair value measurements for both our broadcast licenses and goodwill use significant unobservable inputs and reflect our own assumptions including market share and profit margin for an average station, growth within a radio market, estimates of costs and losses during early years, potential competition within a radio market and the appropriate discount rate used in determining fair value. If events occur or circumstances change that would reduce the fair value of the broadcasting licenses and goodwill below the amount reflected on the balance sheet, we may be required to recognize impairment charges, which may be material, in future periods. Current accounting guidance does not permit a valuation increase.

We have significant obligations relating to our current operating leases.

As of December 31, 2014, we had future operating lease commitments of approximately $98.0 million that are disclosed in Note 20 in the accompanying notes to the audited consolidated financial statements. We are required to make certain estimates at the inception of a lease in order to determine whether the lease is operating or capital. There is a proposed accounting change that would require us to reflect all operating leases as capital leases. If adopted in its present form, this would result in: (1) an increase in the assets and liabilities reflected on our consolidated balance sheets; and (2) an increase in our interest expense and depreciation and amortization expense and a decrease to our station operating expense reflected on our consolidated statements of operations. The effective date has not been determined and may require retrospective adoption.

Our business is dependent upon the proper functioning of our internal business processes and information systems and modification or interruption of such systems may disrupt our business, processes and internal controls.

The proper functioning of our internal business processes and information systems is critical to the efficient operation and management of our business. If these information technology systems fail or are interrupted, our operations may be adversely affected and operating results could be harmed. Our business processes and information systems need to be sufficiently scalable to support the future growth of our business and may require modifications or upgrades that expose us to a number of operational risks. Our information technology systems, and those of third-party providers, may also be vulnerable to damage or disruption caused by circumstances beyond our control. These include catastrophic events, power anomalies or outages, natural disasters, computer system or network failures, viruses or malware, physical or electronic intrusions, unauthorized access and cyber-attacks. Any material disruption, malfunction or similar challenges with our business processes or information systems, or disruptions or challenges relating to the transition to new processes, systems or providers, could have a material adverse effect on our financial position, results of operations and cash flows.

The loss of confidential information may subject us to financial liability and loss of confidence by others in how we manage our business which could have an adverse effect on our results of operations, and our business could be materially adversely affected.

Virtually every organization acquires, uses and stores personally identifiable information (“PII”). We request PII from our employees, advertisers, vendors and listeners that may be stored in physical and/or electronic form. Organizations are expected to manage this private data appropriately and take precautions to protect it from loss, unauthorized access or theft. If this information is compromised, it could subject us to additional regulatory scrutiny and penalties, and could expose us to civil litigation and possible financial liability, which could have a material adverse effect on our results of operations, financial condition and liquidity.

RISKS RELATED TO OUR INDEBTEDNESS

Current and future indebtedness could have an adverse impact on us.

We have outstanding debt that could have an adverse impact on us. For example, these obligations:

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

Our senior secured credit facility (the “Credit Facility”) includes a $50 million revolving commitment (the “Revolver”) of which $49.4 million was undrawn and available to us as of December 31, 2014. The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of December 31, 2014, we would not be limited in these borrowings.

We may from time to time seek to amend our existing debt agreements or obtain funding or additional debt financing, which may result in higher interest rates.

Our pending acquisition with Lincoln requires that we provide $105 million of consideration at closing, of which of $77.5 million is in the form of cash. We expect to fund the purchase price from some or all of the following sources: (1) the Revolver; (2) cash on hand (3) cash flow generated from operations; and (4) borrowings permitted under our Credit Facility’s term loan (the “Term B Loan”).

We will issue perpetual convertible preferred stock to Lincoln as a portion of the purchase price and it will rank senior to common stock in our capital structure. The payment of dividends on the preferred stock and the repayment of the liquidation preference of the preferred stock will take preference over any dividends or other payments to our common stockholders. The preferred stock is convertible by Lincoln into a fixed number of class A common shares after a three-year waiting period. At certain times (including the first three years after issuance), we can redeem the preferred shares in cash. The dividend rate on the preferred stock increases over time.

We must comply with the covenants in our debt agreements, which restrict our operational flexibility.

Our Credit Facility, which was entered into in November 2011 and subsequently amended in 2012 and in 2013, and the indenture governing our senior unsecured notes (the “Senior Notes”), which were issued in November 2011, each contain provisions which, under certain circumstances, limit our ability to borrow money; make acquisitions, investments or restricted payments, including without limitation dividends and the repurchase of stock; swap or sell assets; or merge or consolidate with another company. To secure the debt under our Credit Facility, we have pledged substantially all of our assets, including the stock or equity interests of our subsidiaries. The Senior Notes are guaranteed on a senior unsecured basis by the parent and all of our existing subsidiaries.

These debt instruments require us to maintain compliance with specific financial covenants. Our ability to comply with these financial covenants can be affected by operating performance or other events beyond our control, and we cannot be assured that we will comply with these covenants. A default under the indenture governing our Senior Notes or a default under our Credit Facility could cause a cross default. Any event of default, therefore, could have a material adverse effect on our business. Specifically, our Credit Facility requires us to comply with certain financial covenants which are defined terms within the agreement, including: (1) a maximum Consolidated Leverage Ratio that cannot exceed 5.5 times at December 31, 2014, and which decreases over time to 4.75 times at December 31, 2015 and 4.5 times at March 31, 2016 and thereafter; and (2) a minimum Consolidated Interest Coverage Ratio of 1.75 times at December 31, 2014, which increases over time to 2.0 times at September 30, 2015 and thereafter.

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

We operate as a holding company. All of our radio stations are currently owned and operated by our subsidiaries. Entercom Radio, LLC (“Radio”), our 100% owned finance subsidiary, is the borrower under our Credit Facility and is the issuer of our Senior Notes. All of our station operating subsidiaries and FCC license subsidiaries are subsidiaries of Radio. Further, we guarantee Radio’s obligations under the Credit Facility on a senior secured basis. The Senior Notes are guaranteed on an unsecured basis. Radio’s subsidiaries are all full and unconditional guarantors jointly and severally under the Credit Facility and the Senior Notes.

As a holding company, our only source of cash to pay our obligations, including corporate overhead and other expenses, is cash distributed from our subsidiaries. We currently expect that the majority of the net earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing Radio’s debt obligations. Even if our subsidiaries elect to make distributions to us, we cannot be assured that applicable state law and contractual restrictions, including the dividend covenants contained in our Credit Facility, would permit such dividends or distributions.

Our variable rate debt subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Credit Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations under the Credit Facility could increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our debt, could correspondingly decrease. As of December 31, 2014, and assuming all revolving loans are fully drawn, a 100 basis point increase in London Interbank Offered Rate (“LIBOR”) rates as of December 31, 2014 would result in a $0.9 million increase in annual interest expense on our debt (in this assumption, a 100 basis point increase in LIBOR only partially impacted the interest on our Term B Loan as the LIBOR rate on our Term B Loan is subject to a 100 basis point minimum).

In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate risk. We may, however, not maintain interest rate swaps with respect to all of our variable rate debt, and any swaps we enter into may not fully mitigate our interest rate risk.

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

RISKS ASSOCIATED WITH OUR STOCK

Our Chairman of the Board and our President and Chief Executive Officer effectively control our Company and own a substantial equity interest in us. Their interests may conflict with your interest.

As of February 13, 2015, Joseph M. Field, our Chairman of the Board, beneficially owned 1,532,920 shares of our Class A common stock and 6,148,282 shares of our Class B common stock, representing approximately 61.9% of the total voting power of all of our outstanding common stock. As of February 13, 2015, David J. Field, our President and Chief Executive Officer, one of our directors and the son of Joseph M. Field, beneficially owned 3,095,521 shares of our Class A common stock and 749,250 shares of our outstanding Class B common stock, representing approximately 10.9% of the total voting power of all of our outstanding common stock. Collectively, Joseph M. Field and David J. Field and other members of the Field family beneficially own all of our outstanding Class B common stock. Other members of the Field family and trusts for their benefit also own shares of Class A common stock.

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

The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We lease most of these sites. A station’s studios are generally housed with its offices in business districts. Our studio and office space leases typically contain lease terms with expiration dates of five to 15 years. Our transmitter/antenna sites, which may include an auxiliary transmitter/antenna as a back-up to the main site, contain lease terms that generally range from five to 30 years, which may include options to renew.

The transmitter/antenna site for each station is generally located so as to provide maximum market coverage. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required. We have approximately $98 million in future minimum rental commitments under real estate leases (excluding leases we have not yet assumed under our pending Lincoln transaction). Many of these leases contain clauses such as defined contractual increases or cost of living adjustments.

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

Broadcast Licenses

We could face increased costs in the form of fines and a greater risk that we could lose any one or more of our broadcasting licenses if the FCC concludes that programming broadcast by our stations was obscene, indecent or profane and such conduct warrants license revocation. The FCC’s authority to impose a fine for the broadcast of such material is $325,000 for a single incident, with a maximum fine of up to $3,000,000 for a continuing violation. In the past, the FCC has issued Notices of Apparent Liability and a Forfeiture Order with respect to several of our stations proposing fines for certain programming which the FCC deemed to have been indecent. These cases are the subject of pending administrative appeals. The FCC has also investigated other complaints from the public that some of our stations broadcast indecent programming. These investigations remain pending. The FCC initiated an investigation into an incident where a person died in January 2007 after participating in a contest at one of our stations and this investigation remains pending. For a further discussion, refer to the risk factors described in Part I, Item 1A, “Risk Factors.”

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

	Price Range
	High	Low
Calendar Year 2014
Fourth Quarter	$12.77	$7.86
Third Quarter	$11.33	$8.03
Second Quarter	$11.11	$9.87
First Quarter	$11.47	$8.96

Calendar Year 2013
Fourth Quarter	$10.89	$7.80
Third Quarter	$11.00	$7.68
Second Quarter	$10.13	$6.90
First Quarter	$8.42	$6.99

There is no established trading market for our Class B common stock, $0.01 par value.

Holders

As of February 18, 2015, there were approximately 272 shareholders of record of our Class A common stock. Based upon available information, we believe we have approximately 2,295 beneficial owners of our Class A common stock. There are four shareholders of record of our Class B common stock, $0.01 par value, and no shareholders of record of our Class C common stock, $0.01 par value.

Dividends

We do not currently pay, and have not paid since 2008, dividends on our common stock. The payment of any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including compliance with the restrictions set forth in our Credit Facility and the indenture governing our Senior Notes.

For a summary of these restrictions on our ability to pay dividends, see Liquidity under Part II, Item 7, “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations,” and Note 8 in the accompanying notes to the consolidated financial statements.

Repurchases Of Our Stock

The following table provides information on our repurchases during the quarter ended December 31, 2014:

Period (1)	(a) Total Number Of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	(d) Maximum Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
October 1, 2014 - October 31, 2014	—	$—	—	$—
November 1, 2014 - November 30, 2014	2,426	$10.28	—	$—
December 1, 2014 - December 31, 2014	45,819	$12.54	—	$—

Total	48,245		—

(1)	We withheld shares upon the vesting of restricted stock units (“RSUs”) in order to satisfy employees’ tax obligations. As a result, we are deemed to have purchased: (1) 2,426 shares at an average price of $10.28 per share in November 2014; and (2) 45,819 shares at an average price of $12.54 per share in December 2014.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2014, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Equity Compensation Plan Information as of December 31, 2014
	(a)	(b)	(c)
Plan Category	Number Of Shares To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Column (a))

Equity Compensation Plans Approved by Shareholders:
Entercom Equity Compensation Plan (1)	486,675	$2.11	3,233,181

Equity Compensation Plans Not Approved by Shareholders:
None	—	—	—

Total	486,675		3,233,181

(1)	On January 1 of each year, the number of shares of Class A common stock authorized under the Entercom Equity Compensation Plan (the “Plan”) is automatically increased by 1.5 million, or a lesser number as may be determined by our Board of Directors. The Board of Directors elected to forego the January 1, 2015 increase. As of December 31, 2014: (i) the maximum number of shares authorized under the Plan was 10.3 million shares; and (ii) 3.2 million shares remain available for future grant under the Plan.

For a description of the Entercom Equity Compensation Plan refer to Note 12, Share-Based Compensation, in the accompanying notes to the consolidated financial statements.

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

The following line graph compares the cumulative 5-year total return provided to shareholders of our Class A common stock relative to the cumulative total returns of: (i) the S&P 500 index; and (ii) a peer group index consisting of Cumulus Media Inc., Emmis Communications Corp., Radio One, Inc. and Beasley Broadcast Group, Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made on December 31, 2009.

Cumulative Five-Year Return Index Of A $100 Investment

	12/09	12/10	12/11	12/12	12/13	12/14

Entercom Communications Corp.	100.00	163.79	86.99	98.73	148.66	171.99
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Peer Group	100.00	96.72	74.72	68.73	190.20	104.31

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data below, as of and for 2014 and the four prior years, were derived from our audited consolidated financial statements. The selected financial data for 2014, 2013 and 2012 and balance sheets as of December 31, 2014 and 2013 are qualified by reference to, and should be read in conjunction with, the corresponding audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report. The selected financial data for 2011 and 2010 and the balance sheets as of December 31, 2012, 2011 and 2010 are derived from financial statements not included herein.

Our financial results are not comparable from year to year due to acquisitions and dispositions of radio stations, impairments of broadcasting licenses and goodwill and other significant events:

•	In year 2012, we incurred an impairment loss of $22.3 million in connection with our review of goodwill and broadcasting licenses. See the notes accompanying the consolidated financial statements for further discussion of the contributing factors to the impairment losses;

•	We acquired one radio station in each of the years 2012 and 2011;

•	In 2011, we reversed a full valuation allowance against our deferred tax assets that had been established in 2008 primarily due to a material impairment loss incurred in that same year; and

•	In the fourth quarter of 2011, we refinanced our debt which substantially increased our interest expense in 2012 as our new debt had higher borrowing rates than our prior debt. In addition, we incurred new deferred financing fees as part of the refinancing that were higher than the previous deferred financing fees. Subsequent modifications of our outstanding debt in the fourth quarters of 2013 and 2012 decreased our borrowing rate.

SELECTED FINANCIAL DATA

(amounts in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012	2011	2010

Operating Data:
Net revenues	$379,789	$377,618	$388,924	$382,727	$391,447

Operating (income) expenses:
Station operating expenses, including non-cash compensation expense	259,184	252,596	252,934	264,195	258,896
Depreciation and amortization	7,794	8,545	10,839	11,276	12,660
Corporate G & A expenses, including non-cash compensation expense	26,572	24,381	25,874	26,609	21,954
Impairment loss	—	850	22,307	—	—
Merger and acquisition costs	1,042	—	—	767	—
Net time brokerage agreement fees (income)	—	—	238	244	—
Net (gain) loss on sale of assets	(379)	(1,321)	138	163	228

Total operating expenses	294,213	285,051	312,330	303,254	293,738

Operating income (loss)	85,576	92,567	76,594	79,473	97,709
Other (income) expense:
Net interest expense	38,821	44,232	53,446	24,919	30,491
Other income	—	(165)	(118)	(32)	(49)
(Gain) loss on early extinguishment of debt	—	—	747	1,144	62
Net loss on investments	21	—	123	30	174
Net (gain) loss on derivative instruments	—	—	(1,346)	1,346	—

Total other expense	38,842	44,067	52,852	27,407	30,678

Income (loss) before income taxes (benefit)	46,734	48,500	23,742	52,066	67,031
Income taxes (benefit)	19,911	22,476	12,474	(18,988)	20,595

Net income (loss)	$26,823	$26,024	$11,268	$71,054	$46,436

SELECTED FINANCIAL DATA

(amounts in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012	2011	2010
Operating Data (continued):
Net income (loss) per common share - basic:	$0.71	$0.70	$0.31	$1.95	$1.30

Net income (loss) per common share - diluted:	$0.69	$0.68	$0.30	$1.88	$1.23

Weighted average shares - basic	37,763	37,418	36,906	36,369	35,712

Weighted average shares - diluted	38,664	38,301	37,810	37,764	37,679

Cash Flows Data:
Cash flows related to:
Operating activities	$65,296	$63,349	$69,702	$85,525	$90,410

Investing activities	$(7,055)	$(4,583)	$(29,359)	$(14,284)	$(4,262)

Financing activities	$(38,932)	$(55,458)	$(35,045)	$(71,384)	$(93,131)

	December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$31,540	$12,231	$8,923	$3,625	$3,768
Intangibles and other assets	771,081	774,893	777,885	779,495	756,583
Total assets	926,615	912,688	920,358	919,269	901,025
Senior secured debt, including current portion	262,000	299,500	352,592	385,121	650,148
Senior unsecured notes, senior subordinated notes and other	217,929	217,624	229,959	229,713	12,610
Deferred tax liabilities and other long-term liabilities	89,904	70,519	41,455	23,152	42,378
Total shareholders’ equity	329,021	298,393	269,494	253,688	170,667

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the fourth-largest radio broadcasting company in the United States with a portfolio that, including the pending acquisition of Lincoln, boasts over 125 radio stations in 26 top markets across the country.

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

In 2014, we generated the majority of our net revenues from local advertising, which is sold primarily by each individual local radio station’s sales staff, and the next largest amount from national advertising, which is sold by an independent advertising sales representative. This includes, but is not limited to, the sale of advertising on our stations’ websites, the sale of advertising during audio streaming of our radio stations over the Internet and fully integrated local digital marketing strategies. We generated the balance of our 2014 revenues principally from network compensation, non-spot revenue and e-commerce.

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

You should read the following discussion and analysis of our financial condition and results in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of 2014 as compared to the prior year and a discussion of 2013 as compared to the prior year.

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

On May 1, 2012, we commenced operations under a TBA for KBLX-FM, a station in the San Francisco, California, market. On June 28, 2012, we acquired KBLX-FM for $25.0 million in cash.

Results Of Operations

The year 2014 as compared to the year 2013

The following significant factors affected our results of operations for 2014 as compared to the prior year:

During the fourth quarter of 2014, we incurred merger and acquisition costs of $1.0 million related to our pending acquisition of Lincoln.

During the third quarter of 2014, we settled a legal claim for $1.0 million. This amount was included in corporate general and administrative expenses.

During the fourth quarter of 2013, our Term B Loan was modified, reducing interest rates on outstanding debt upon which interest is computed thereby lowering our interest expense in 2014 as compared to 2013.

During the second quarter of 2013, we recorded a non-cash gain of $1.6 million on the sale of certain towers under sale and leaseback accounting.

	YEARS ENDED DECEMBER 31,
	2014	2013	% Change
	(dollars in millions)

NET REVENUES	$379.8	$377.6	1%

OPERATING EXPENSE:
Station operating expenses	259.2	252.6	3%
Depreciation and amortization expense	7.8	8.5	(8%)
Corporate general and administrative expenses	26.6	24.4	9%
Other operating expenses	0.6	(0.4)

Total operating expense	294.2	285.1	3%

OPERATING INCOME (LOSS)	85.6	92.5	(7%)

OTHER (INCOME) EXPENSE:
Net interest expense	38.8	44.2	(12%)
Other income and expense	—	(0.1)

TOTAL OTHER EXPENSE	38.8	44.1	(12%)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	46.8	48.4	(3%)

INCOME TAXES (BENEFIT)	20.0	22.4	(11%)

NET INCOME (LOSS)	$26.8	$26.0	3%

Net Revenues

Our net revenues increased marginally in 2014 as compared to the prior year. Demand for advertising during the second half of 2014 improved for us as compared to demand in the first half of 2014. The current year benefited from the influx of advertising from political candidates and groups primarily due to certain state and federal elections during that period. This was offset by the absence this year of the Boston Red Sox from the playoffs, as we were not able to generate post-season advertising from the broadcast of the Red Sox games. Advertising demand continues to fluctuate and reflects the uneven performance of the general economy.

Net revenues increased the most for our stations in the Kansas City and San Francisco markets, offset by revenue decreases for our stations located in the Boston and Portland markets. A factor contributing to the decline in our Boston market is described above.

Station Operating Expenses

Station operating expenses increased for the current year primarily due to the commencement and integration of SmartReach Digital, a digital marketing initiative.

This increase in station operating expenses during the year was partially offset by: (1) the absence this year of the Boston Red Sox from the playoffs as we did not incur variable station operating expenses associated with post-season advertising from the broadcast of the Red Sox games; and (2) the termination of the Celtics radio sports contract after last year’s season.

Depreciation And Amortization Expense

Depreciation and amortization expense decreased in 2014 primarily due to a trend of lower capital expenditure requirements over the past several years, offset by higher capital expenditures in the current year.

Corporate General And Administrative Expenses

Corporate general and administrative expenses increased primarily due to: (1) the settlement during the third quarter of 2014 of a $1.0 million legal claim; and (2) an increase in non-cash compensation expense of $1.0 million.

Operating Income

Operating income decreased primarily due to: (1) a $6.6 million increase in station operating expenses; (2) a $2.2 increase in corporate general and administrative expenses; and (3) a $1.0 million increase in merger and acquisition costs associated with the Lincoln transaction. The decrease was offset by an increase of $2.2 million in net revenues.

Interest Expense

The decrease in interest expense was primarily due to: (1) lower outstanding debt upon which interest is computed; and (2) lower interest rates as a result of the December 2013 modification to the Credit Facility.

The weighted average variable interest rate as of December 31, 2014 and 2013 was 4%.

Income Before Income Taxes

The decrease was primarily attributable to the decrease in operating income, offset by a decrease in interest expense.

Income Taxes

The effective income tax rate was 42.6% for 2014. This rate was impacted by expenses that are not deductible for tax purposes and net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. During this period, we received a discrete tax benefit from legislatively reduced income tax rates in certain states.

The effective income tax rate was 46.3% for 2013 which was higher than expected due to an adjustment for expenses that are not deductible for tax purposes, an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill and discrete items arising during the period such as tax benefit shortfalls associated with share-based awards.

Estimated Income Tax Rate For 2015

We estimate that our 2015 annual tax rate before discrete items, which may fluctuate from quarter to quarter, will be in the low 40% range. We anticipate that our rate in 2015 could be affected primarily by: (1) changes in the level of income in any of our taxing jurisdictions; (2) adding facilities in states that on average have different income tax rates from states in which we currently operate and the resulting effect on previously reported temporary differences between the tax and financial reporting bases of our assets and liabilities; (3) the effect of recording changes in our liabilities for uncertain tax positions; (4) taxes in certain states that are dependent on factors other than taxable income; (5) the limitations on the deduction of cash and certain non-cash compensation expense for certain key employees; and (6) any tax benefit shortfall associated with share-based awards. Our annual effective tax rate may also be materially impacted by: (i) tax expense associated with non-amortizable assets such as broadcasting licenses and goodwill; (ii) regulatory changes in certain states in which we operate; (iii) changes in the expected outcome of tax audits; (iv) changes in the estimate of expenses that are not deductible for tax purposes; and (v) changes in the deferred tax valuation allowance.

In the event we determine at a future time that it is more likely than not that we will not realize our net deferred tax assets, we will increase our deferred tax asset valuation allowance and increase income tax expense in the period when we make such a determination.

Net Deferred Tax Liabilities

As of December 31, 2014 and 2013, our total net deferred tax liabilities were $61.2 million and $41.4 million, respectively. Our net deferred tax liabilities primarily relate to differences between book and tax bases of certain of our indefinite-lived intangibles (broadcasting licenses and goodwill). Under accounting guidance, we do not amortize our indefinite-lived intangibles for financial statement purposes, but instead test them annually for impairment. The amortization of our indefinite-lived assets for tax purposes but not for book purposes creates deferred tax liabilities. A reversal of deferred tax liabilities may occur when indefinite-lived intangibles: (1) become impaired; or (2) are sold, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire company in a taxable transaction. Due to the amortization for tax purposes and not book purposes of our indefinite-lived intangible assets, we expect to continue to generate deferred tax liabilities in future periods (without consideration for any impairment loss in future periods).

Net Income

The increase in net income was primarily due to a decrease in the effective income tax rate.

Results Of Operations

The year 2013 as compared to the year 2012

The following significant factors affected our results of operations for 2013 as compared to the prior year:

During each of the fourth quarters of 2013 and 2012, our Term B Loan was modified, reducing interest rates on outstanding debt upon which interest is computed thereby lowering our interest expense in 2013 as compared to 2012.

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

	YEARS ENDED DECEMBER 31,
	2013	2012	% Change
	(dollars in millions)

NET REVENUES	$377.6	$388.9	(3%)

OPERATING EXPENSE:
Station operating expenses	252.6	252.9	(0%)
Depreciation and amortization expense	8.5	10.8	(21%)
Corporate general and administrative expenses	24.4	25.9	(6%)
Other operating expenses	(0.4)	22.7

Total operating expense	285.1	312.3	(9%)

OPERATING INCOME (LOSS)	92.5	76.6	21%

OTHER (INCOME) EXPENSE:
Net interest expense	44.2	53.4	(17%)
Other income and expense	(0.1)	(0.5)

TOTAL OTHER EXPENSE	44.1	52.9	(17%)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	48.4	23.7	104%

INCOME TAXES (BENEFIT)	22.4	12.4	81%

NET INCOME (LOSS)	-26.0	-11.3	130%

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

The weighted average variable interest rate as of December 31, 2013 and 2012 was 4.0% and 5.01%, respectively.

Income Before Income Taxes

The increase was primarily attributable to: (1) an increase in operating income as the prior year’s operating income was negatively impacted by an impairment loss of $22.3 million; and (2) a decrease in interest expense. The increase was offset by a decrease in net revenues.

Income Taxes (Benefit)

The income tax rate was 46.3% for 2013, which includes an adjustment for expenses that are not deductible for tax purposes, an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill and tax benefit shortfalls associated with share-based awards.

The income tax rate was 52.5% for 2012, which includes adjustments for expenses that are not deductible for tax purposes, and the recognition of tax benefits related to discrete items arising during the period. Our 2012 annual tax rate before discrete items was higher than the expected low 40% range primarily due to the negative impact of the impairment loss recorded in the second quarter of 2012.

Net Income

The increase in net income was primarily due to the impact to the prior year of an impairment loss, net of income taxes.

Future Impairments

We may determine that it will be necessary to take impairment charges in future periods if we determine the carrying value of our intangible assets is more than the fair value. Our annual impairment test of our broadcasting licenses and goodwill was performed in the second quarter of 2014. We may be required to retest prior to our next annual evaluation, which could result in a material impairment. As of December 31, 2014, no interim impairment test was required for our broadcasting licenses and goodwill.

Liquidity And Capital Resources

Liquidity

Over the past several years, we have used a significant portion of our cash flow to reduce our indebtedness. To consummate the pending acquisition of Lincoln (as described below), which requires the payment in cash of $77.5 million (plus an amount to be determined for working capital) at closing, we expect to fund the cash portion of the purchase price, including acquisition-related working capital, from any or all of the following sources: (1) the Revolver; (2) cash on hand; (3) cash flow generated from operations; and (4) borrowings permitted under our Credit Facility. We may from time to time seek to repurchase and retire our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

We may also use our capital resources to repurchase shares of our Class A common stock, pay dividends to our shareholders and to purchase radio station assets. We expect to fund a portion of the Lincoln acquisition with the issuance by us of perpetual cumulative convertible preferred stock in the amount of $27.5 million, which also requires us to pay dividends on the preferred stock. We could also use our capital resources to repurchase the preferred stock from time to time. Generally, our cash requirements are funded from one or a combination of internally generated cash flow and borrowings under our credit agreements.

As of December 31, 2014, we had $262.0 million outstanding under our Credit Facility, $220.0 million principal amount of our Senior Notes and $31.5 million in cash. In addition, we have outstanding $0.6 million in letters of credit.

During 2014, we decreased our outstanding debt by $37.5 million (excluding the impact of amortization of the Original Issue Discount on our Senior Notes) and increased our cash by $19.3 million to $31.5 million in cash.

During the year ended 2013, we decreased our outstanding debt by $53.0 million.

The Credit Facility

On November 23, 2011, we entered into a credit agreement with a syndicate of lenders for a $425 million Credit Facility that was comprised of: (a) a $50 million Revolver that matures on November 23, 2016; and (b) a $375 million Term B Loan that matures on November 23, 2018. The Term B Loan amortizes in quarterly installments of $0.8 million and any remaining principal and interest is due at maturity (except for certain mandatory principal prepayments of Excess Cash Flow and other events as described below). As of December 31, 2014, $262.0 million was outstanding under the Term B Loan and no amount was outstanding under the Revolver.

The available undrawn amount of the Revolver was $49.4 million as of December 31, 2014. The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of December 31, 2014, we would not be limited in these borrowings.

The Term B Loan requires: (1) mandatory prepayments equal to 50% of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs depending on the Consolidated Leverage Ratio; and (2) mandatory prepayments from certain events such as the sale of certain property or the issuance of debt. Under the Term B Loan, an Excess Cash Flow payment is due in the first quarter of each year based on the Excess Cash Flow and Leverage Ratio for the prior year. The Excess Cash Flow payment, which is due in the first quarter of 2015, was fully paid as of December 31, 2014 as we made sufficient pre-payments in 2014 using cash from operating activities.

As of December 31, 2014, we are in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our covenants is highly dependent on our results of operations. A default under our Credit Facility or the indenture governing our Senior Notes could cause a cross default in the other instrument. Any event of default could have a material adverse effect on our business and financial condition.

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

The Credit Facility requires us to maintain compliance with certain financial covenants which are defined terms within the agreement, including:

•	a maximum Consolidated Leverage Ratio that cannot exceed 5.5 times at December 31, 2014, 4.75 times at December 31, 2015 and which decreases over time to 4.5 times at March 31, 2016 and thereafter; and

•	a minimum Consolidated Interest Coverage Ratio of 1.75 times at December 31, 2014, which increases over time to 2.0 times at September 30, 2015 and thereafter.

As of December 31, 2014, our Consolidated Leverage Ratio was 4.5 times and our Consolidated Interest Coverage Ratio was 2.9 times.

On December 2, 2013 and on November 27, 2012, the Term B Loan was amended, which reduced our interest rates on outstanding debt. Under the amended Term B Loan and depending on the Consolidated Leverage Ratio, we may elect an interest rate per annum equal to: (1) LIBOR plus fees of 3.0% (prior to the December 2, 2013 amendment, the interest rate ranged from LIBOR plus fees from 3.5% to 5.0%); and (2) the Base Rate plus fees of 2.0% (prior to the December 2, 2013 amendment, the interest rate ranged from the Base Rate plus fees from 2.5% to 4.0%). The Term B Loan includes a LIBOR floor of 1.0% (prior to the December 2, 2013 amendment, the LIBOR floor was 1.25%).

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

We expect that we may use the Revolver to: (1) provide for working capital; and (2) provide for general corporate purposes, including capital expenditures and any or all of the following (subject to certain restrictions): the pending Lincoln acquisition, repurchases of our Senior Notes, repurchases of Class A common stock, investments, dividends and future acquisitions. The Credit Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of our wholly owned subsidiaries. In addition, the Credit Facility is secured by a lien on substantially all of our assets, with limited exclusions (including our real property). The assets securing the Credit Facility are subject to customary release provisions which would enable us to sell such assets free and clear of encumbrance, subject to certain conditions and exceptions.

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

Pending Acquisition - Lincoln

On December 7, 2014, we entered into a stock purchase agreement (“SPA”) with The Lincoln Life Insurance Company to acquire the stock of one of its subsidiaries that holds the assets and liabilities of 15 radio stations serving the Atlanta, Denver, Miami and San Diego radio markets. The purchase price is $105.0 million of which $77.5 million will be paid in cash and $27.5 million will be paid with a new issuance of perpetual cumulative convertible preferred stock. Other than in Denver, we do not currently operate any stations in these markets. The SPA provides for a step-up in basis for tax purposes. Merger and acquisition related costs of $1.0 million were expensed as a separate line item in the statement of operations for 2014. Subject to regulatory approval, we expect to complete this transaction during the second half of 2015.

Concurrently with entering into the SPA, we also entered into a TBA that we expect will commence once we receive governmental regulatory approval. During the period of the TBA, which terminates upon the closing of this transaction, we will include the net revenues, station operating expenses and TBA fees associated with operating these stations in our consolidated financial statements. Depending on the timing of closing, we could incur in 2015 up to $7.0 million annually in TBA fees, which increases by $1.5 million each year over the following three years. The payment of the TBA fees is in exchange for our retention of the operating profits or losses from the operation of these radio stations during the TBA period.

Upon commencement of the TBA, we believe that Lincoln is a variable interest entity (“VIE”) and that we are the primary beneficiary as we may absorb the profits and losses from the operation of the VIE during the period of the TBA. Effective upon the commencement of the TBA, we expect to consolidate the assets and liabilities of the VIE within our consolidated financial statements, using fair values for the assets and liabilities as if we had closed on this transaction. The equity investment by Lincoln in the VIE would be reflected as a non-controlling interest. The assets of our consolidated VIE can only be used to settle the obligations of the VIE, and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. There is a lack of recourse by the beneficial interest holders of the VIE against our general creditors.

Credit Facility’s Financial Covenants

The following table presents the computations of our Consolidated Leverage Ratio and Consolidated Interest Coverage Ratio as defined under our Credit Facility as of December 31, 2014:

Consolidated Leverage Ratio Computations:
(amounts in thousands, except ratios)

Numerator: Consolidated Funded Indebtedness
Senior debt outstanding	$262,000
Senior Notes at maturity	220,000
Letter of credit outstanding	620

Total debt outstanding	482,620
Less cash available, not to exceed $40 million	(31,540)

Consolidated Funded Indebtedness	$451,080

Denominator: Consolidated Operating Cash Flow
Net income	$26,823
Income taxes	19,911
Depreciation and amortization	7,794
Interest expense	38,821
Non-cash compensation expense	5,233
Deferred non-cash charges	2,312
Unusual gains not in the ordinary course of business	(601)

Consolidated Operating Cash Flow	$100,293

Consolidated Leverage Ratio	4.50

Consolidated Interest Coverage Ratio Computations:
(amounts in thousands, except ratios)

Numerator: Consolidated Operating Cash Flow	$100,293

Denominator: Consolidated Interest Charges
Interest expense	$38,821
Less: interest income and deferred financing expense	(4,165)

Consolidated Interest Charges	$34,656

Consolidated Interest Coverage Ratio	2.89

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

Pending Issuance Of Perpetual Convertible Preferred Stock

The perpetual convertible preferred stock we expect to issue upon the acquisition of Lincoln would rank senior to common stock in our capital structure. The payment of dividends on the preferred stock and the repayment of the liquidation preference of the preferred stock will take preference over any dividends or other payments to our common stockholders. The preferred stock is convertible by Lincoln into a fixed number of shares after a three-year waiting period. At certain times (including the first three years after issuance), we can redeem the preferred shares in cash. The dividend rate on the preferred stock increases over time from 6% to 12%.

Operating Activities

Net cash flows provided by operating activities were $65.3 million and $63.3 million for 2014 and 2013, respectively. The cash flows from operating activities increased primarily due to: (1) a $5.4 million decrease in interest expense as a result of a decline in the outstanding debt upon which interest is computed and a decline in the average interest rate used to compute interest on outstanding debt; and (2) a decrease in working capital requirements of $3.6 million. This increase in cash flows from operating activities was offset by a $7.0 million decrease in operating income primarily due to the increase in station operating expenses of $6.6 million.

Net cash flows provided by operating activities were $63.3 million and $69.7 million for 2013 and 2012, respectively. The cash flows decreased primarily due to the decrease in net revenues of $11.3 million, offset by a $9.2 million decrease in interest expense as a result of: (1) a decline in the average interest rate used to compute interest on outstanding debt, primarily due to the modification to the Term B Loan during the fourth quarter of 2012; and (2) a decline in the outstanding debt upon which interest is computed.

Investing Activities

For 2014 and 2013, net cash flows used in investing activities were $7.1 million and $4.6 million, respectively, which primarily reflected the additions to property and equipment of $8.4 million and $4.3 million, respectively. For 2012, net cash flows used in investing activities were $29.4 million, which primarily reflected the purchase of radio station assets of $25.3 million as well as additions to property and equipment.

Financing Activities

For 2014, 2013 and 2012, net cash flows used in financing activities were $38.9 million, $55.5 million and $35.0 million, respectively.

For each of these years, the cash flows used in financing activities primarily reflected the net repayment of debt of $37.5 million, $53.0 million and $32.5 million, respectively.

Income Taxes

During 2014, 2013 and 2012, we paid a nominal amount in income taxes (state income taxes) as we have benefited from the tax deductions available on acquired assets, which are primarily intangible assets such as broadcasting licenses and goodwill. We anticipate that it will not be necessary to make any additional quarterly estimated federal, and most state, income tax payments for 2015, based upon projected quarterly taxable income and our ability to utilize federal and state net operating loss carryforwards.

Dividends

We do not currently pay and have not paid dividends on our common stock since 2008. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility and the Indenture governing our Notes.

See Liquidity under Part II, Item 7, “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations,” and Note 8 in the accompanying notes to the consolidated financial statements.

Share Repurchase Programs

Any share repurchase program is subject to the approval of our Board of Directors. Such approval would be dependent on many factors, including but not limited to, market conditions and restrictions under our Credit Facility and the indenture governing our Senior Notes. New share repurchase programs could be commenced at any time without prior notice.

Capital Expenditures

Capital expenditures for 2014, 2013 and 2012 were $8.4 million, $4.3 million and $3.7 million, respectively. We anticipate that capital expenditures in 2015 will be between $7.5 million and $8.5 million.

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

Contractual Obligations

The following table reflects a summary of our contractual obligations as of December 31, 2014 (excludes the contractual commitments for pending Lincoln transaction, other than the purchase price obligation):

	Payments Due By Period
Contractual Obligations:	Total	Less Than 1 Year	1 To 3 Years	3 To 5 Years	More Than 5 Years

Long-term debt obligations (1)	$636,082	$36,535	$72,710	$526,837	$—
Operating lease obligations (2)	97,976	14,215	27,182	20,923	35,656
Purchase obligations (3)	269,774	180,605	83,500	5,153	516
Other long-term liabilities (4)	89,904	806	2,884	2,432	83,782

Total	$1,093,736	$232,161	$186,276	$555,345	$119,954

(1)	The total amount reflected in the above table includes principal and interest.

(a)	Our Credit Facility had outstanding debt in the amount of $262.0 million as of December 31, 2014. The maturity under our Credit Facility could be accelerated if we do not maintain compliance with certain covenants. The principal maturities reflected exclude any impact from required principal payments based upon our future operating performance. The above table includes projected interest expense under the remaining term of our Credit Facility.

(b)	Under our Senior Notes, the maturity could be accelerated if we do not maintain certain covenants or could be repaid in cash by us at our option prior to maturity. The above table includes projected interest expense under the remaining term of the agreement.

(2)	Certain leases include contingent rents for common area maintenance. These amounts are included in minimum operating lease commitments when it is probable that the expense has been incurred and the amount is reasonably measurable.

(3) (a)	We have purchase obligations of $161.7 million including contracts primarily for on-air personalities, ratings services, sports programming rights, software and equipment maintenance and certain other operating contracts.

(b)	In addition to the above, we have $108.1 million in liabilities related to: (i) a pending acquisition with Lincoln to acquire the stock of multiple radio stations for $77.5 million in cash and $27.5 million in perpetual cumulative convertible preferred stock; (ii) construction obligations of $2.5 million; and (iii) our obligation to provide $0.6 million in letters of credit.

(4)	Included within total other long-term liabilities of $89.9 million are deferred income tax liabilities of $63.5 million. It is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities, together with liabilities for deferred compensation and uncertain tax positions (other than the amount of unrecognized tax benefits that are subject to the expiration of various statutes of limitation over the next 12 months) are reflected in the above table in the column labeled as “More Than 5 Years.” See Note 14, Income Taxes, in the accompanying notes to the consolidated financial statements for a discussion of deferred tax liabilities, including liabilities for unrecognized tax positions.

Off-Balance Sheet Arrangements

As of December 31, 2014 and as of the date this report was filed (other than as described below), we did not have any material off-balance sheet transactions, arrangements, or obligations, including contingent obligations.

Market Capitalization

As of December 31, 2014 and 2013, our total market capitalization was $475.0 million and $404.7 million, respectively, which was $145.9 million and $106.3 million higher, respectively, than our book equity value on those dates. As of December 31, 2014 and 2013, our stock price was $12.16 per share and $10.51 per share, respectively. See Note 4, Intangible Assets And Goodwill, in the accompanying notes to the consolidated financial statements for a discussion of impairment losses, which reduced our book equity value.

Intangibles

As of December 31, 2014, approximately 82% of our total assets consisted of radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate our radio stations without the related FCC license for each station. FCC licenses are subject to renewal every eight years. Consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. See Part I, Item 1A, “Risk Factors,” for a discussion of the risks associated with the renewal of licenses.

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

Revenue Recognition

We generate revenue from the sale to advertisers of various services and products, including but not limited to: (1) commercial broadcast time; (2) internet banner ads or pre-video rolls; (3) promotional events; (4) e-commerce where an advertiser’s goods and services are sold through our websites; and (5) stations’ digital marketing solutions utilizing SmartReach Digital.

Revenue from services and products is recognized when delivered.

Advertiser payments received in advance of when the products or services are delivered are recorded on our balance sheet as unearned revenue.

Revenues presented in the consolidated financial statements are reflected on a net basis, after the deduction of advertising agency fees by the advertising agencies. We also evaluate when it is appropriate to recognize revenue based on the gross amount invoiced to the customer or the net amount retained by us if a third party is involved.

Allowance For Doubtful Accounts

We evaluate our allowance for doubtful accounts on an ongoing basis. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness, the economic conditions of the customer’s industry, and changes in our customer payment practices when evaluating the adequacy of the allowance for doubtful accounts. Our historical estimates have been a reliable method to estimate future allowances.

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

In 2014, our tax rate was 42.6%. The income tax rate in 2013 of 46.3% was higher primarily due to a tax benefit shortfall associated with share-based awards. The income tax rate in 2012 of 52.5% was higher than expected due to the negative impact to income before income taxes of the $22.3 million impairment loss recorded during the second quarter of 2012.

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

We believe our estimates of the value of our tax contingencies and valuation allowances are critical accounting estimates, as they contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued. The effect of a 1% increase in our estimated tax rate as of December 31, 2014 would be an increase in income tax expense of $0.5 million and a decrease in net income of $0.5 million (net income per basic and diluted share of $0.01) for 2014.

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of December 31, 2014, we have recorded approximately $758 million in radio broadcasting licenses and goodwill, which represents 82% of our total assets at that date. We must conduct impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and charge to operations an impairment expense in the periods in which the recorded value of these assets is more than their fair value. Any such impairment could be material. After an impairment expense is recognized, the recorded value of these assets will be reduced by the amount of the impairment expense and that result will be the assets’ new accounting basis. Our most recent impairment loss to our broadcasting licenses and goodwill was in 2012.

We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is an important accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future performance of our stations.

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

We most recently completed our annual impairment test for broadcasting licenses during the second quarter of 2014 and determined that the fair value of the broadcasting licenses was more than the carrying value in each of our markets and, as a result, we did not record an impairment loss.

The following table reflects the estimates and assumptions used in the second quarter of 2014 as compared to the second quarter of 2013, the date of the most recent prior impairment test:

Estimates And Assumptions
	Second Quarter 2014	Second Quarter 2013
Discount rate	9.6%	9.8%
Operating profit margin ranges expected for average stations in the markets where the Company operates	24.9% to 40.8%	25.0% to 41.0%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%

While we believe we have made reasonable estimates and assumptions to calculate the fair value of our broadcasting licenses, these estimates and assumptions could be materially different from actual results.

If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the fair value of our broadcasting licenses below the amount reflected on the balance sheet, we may be required to recognize impairment charges, which could be material, in future periods.

The table below presents the percentage within a range by which the fair value exceeded the carrying value of our radio broadcasting licenses as of December 31, 2014 for 20 units of accounting where the carrying value of the licenses is considered material to our financial statements (20 geographical markets). Rather than presenting the percentage separately for each unit of accounting, management’s opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the broadcasting licenses. In addition, the units of accounting are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

	Based Upon The Valuation As Of June 30, 2014 Percentage Range By Which Fair Value Exceeds The Carrying Value
	0% To 5%	Greater Than 5% To 10%	Greater Than 10% To 15%	Greater Than 15%

Number of units of accounting	3	4	1	12
Carrying value (in thousands)	$153,938	$235,035	$8,519	$319,142

Broadcasting Licenses Valuation At Risk

The second quarter 2014 impairment test of our broadcasting licenses indicated that there were seven units of accounting where the fair value exceeded their carrying value by 10% or less. In aggregate, these seven units of accounting have a carrying value of $389.0 million. If overall market conditions or the performance of the economy deteriorates, advertising expenditures and radio industry results could be negatively impacted, including expectations for future growth. This could result in future impairment charges for these or other of our units of accounting.

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

To determine the fair value, we use a market approach and, when appropriate, an income approach in computing the fair value for each reporting unit. The market approach calculates the fair value of each market’s radio stations by analyzing recent sales of similar properties expressed as a multiple of cash flow. The income approach utilizes a discounted cash flow method by projecting the subject property’s income over a specified time and capitalizing at an appropriate market rate to arrive at an indication of the most probable selling price.

In step one of our goodwill analysis, we considered the results of the market approach and, where appropriate, the income approach in computing the fair value of our reporting units. In the market approach, we applied an estimated market multiple of between seven and a half times and eight times to each reporting unit’s operating performance to calculate the fair value. This multiple was consistent with the multiple applied to all markets in the second quarter of 2013. Management believes that these approaches are an appropriate measurement given the current market valuations of broadcast radio stations together with historical market transactions, including those in recent months. Factors contributing to the determination of the reporting unit’s operating performance were historical performance and management’s estimates of future performance.

The following table reflects certain key estimates and assumptions applied to each of our markets that were used in the second quarter of 2014 and in the second quarter of 2013, the date of the most recent prior impairment test:

Estimates And Assumptions
	Second Quarter 2014	Second Quarter 2013
Discount rate	9.6%	9.8%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%
Market multiple used in the market valuation approach	7.5x to 8.0x	7.5x to 8.0x

While we believe we have made reasonable estimates and assumptions to calculate the fair value of our goodwill, these estimates and assumptions could be materially different from actual results.

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

	Reporting Units As Of December 31, 2014 Based Upon The Valuation As Of June 30, 2014 Percentage Range By Which Fair Value Exceeds Carrying Value
	0% To 5%	Greater Than 5% To 10%	Greater Than 10% To 15%	Greater Than 15%

Number of reporting units	1	2	1	15
Carrying value (in thousands)	$31,833	$230,592	$8,958	$491,316

Goodwill Valuation At Risk

The second quarter 2014 impairment test of our goodwill indicated that there were three reporting units that exceeded the carrying value by 10% or less. In aggregate, these three reporting units have a carrying value of $262.4 million, of which $4.4 million is goodwill. Future impairment charges may be required on these, or other of our reporting units, as the discounted cash flow and market-based models are subject to change based upon our performance, our stock price, peer company performance and their stock prices, overall market conditions, and the state of the credit markets.

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

For a more comprehensive list of our accounting policies, see Note 2, Significant Accounting Policies, accompanying the consolidated financial statements included within this annual report on Form 10-K for 2014. Note 2 to the consolidated financial statements included with Form 10-K contains several other policies, including policies governing the timing of revenue recognition, that are important to the preparation of our consolidated financial statements, but do not meet the SEC’s definition of critical accounting policies because they do not involve subjective or complex judgments. In addition, for further discussion of new accounting policies that were effective for us on January 1, 2014, see the new accounting standards under Note 2 to the accompanying notes to the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our variable rate senior debt. If the borrowing rates under LIBOR were to increase 1% above the current rates as of December 31, 2014, our interest expense on: (1) our Term B Loan would increase $0.4 million on an annual basis as our Term B Loan provides for a minimum LIBOR floor; and (2) our Revolver would increase by $0.5 million, assuming our entire Revolver was outstanding as of December 31, 2014. From time to time, we may seek to limit our exposure to interest rate volatility through the use of interest rate hedging instruments.

Assuming LIBOR remains flat, interest expense in 2015 could be higher due to an anticipated net increase in our outstanding debt upon which interest is computed if our pending transaction with Lincoln closes in 2015.

As of December 31, 2014, there were no interest rate hedging transactions outstanding.

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

From time to time, we may invest all or a portion of our cash in cash equivalents, which are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. We do not believe that we have any material credit exposure with respect to these assets.

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

We carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on the foregoing, our President/Chief Executive Officer and Executive Vice President/Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 15.

David J. Field, President and Chief Executive Officer

Stephen F. Fisher, Executive Vice President - Chief Financial Officer

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2015 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission prior to April 30, 2015.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2015 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission prior to April 30, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2015 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission prior to April 30, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2015 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission prior to April 30, 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2015 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission prior to April 30, 2015.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

(b)	Exhibits

Exhibit Number	Description

3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)

4.01	Credit Agreement, dated as of November 23, 2011, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (3) (Originally filed as Exhibit 4.1)

4.02	First Amendment To Credit Agreement, dated as of November 27, 2012, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (4)

4.03	Second Amendment To Credit Agreement, dated as of December 2, 2013, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (5)

4.04	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. (3) (Originally filed as Exhibit 4.2)

4.05	Form of Note. (3) (Originally filed as Exhibit 4.3)

10.01	Amended and Restated Employment Agreement, dated December 23, 2010, between Entercom Communications Corp. and David J. Field. (7) (Originally filed as Exhibit 10.01)

10.02	Employment Agreement, dated July 1, 2007, between Entercom Communications Corp. and Joseph M. Field. (8)

10.03	First Amendment To Employment Agreement, dated December 15, 2008, between Entercom Communications Corp. and Joseph M. Field. (9)

10.04	Amended and Restated Employment Agreement, dated February 11, 2014, between Entercom Communications Corp. and Stephen F. Fisher. (10)

10.05	Employment Agreement, dated as of January 1, 2013 between Entercom Communications Corp. and Andrew P. Sutor, IV. (11)

10.06	Employment Agreement, dated June 12, 2013, between Entercom Communications Corp. and Louise Kramer. (12)

10.07	Entercom Non-Employee Director Compensation Policy adopted February 19, 2015. (13)

10.08	Stock Purchase Agreement, dated December 7, 2014, by and among The Lincoln National Life Insurance Company, Entercom Communications Corp. and Entercom Radio, LLC. (14)

10.09	Amended and Restated Entercom Equity Compensation Plan. (15)

10.10	Entercom Annual Incentive Plan. (16)

21.01	Information Regarding Subsidiaries of Entercom Communications Corp. (6)

23.01	Consent of PricewaterhouseCoopers LLP. (6)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (6)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (6)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (17)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (17)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Exhibit 3.01 to our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.01 to our Current Report on Form 8-K filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on November 25, 2011.
(4)	Incorporated by reference to Exhibit 4.02 to our Annual Report on Form 10-K for the year ended December 31, 2012, as filed on February 27, 2013.
(5)	Incorporated by reference to Exhibit 4.03 to our Annual Report on Form 10-K for the year ended December 31, 2013, as filed on March 3, 2014.
(6)	Filed herewith.
(7)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2010, as filed on February 9, 2011.
(8)	Incorporated by reference to Exhibit 10.02 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2007, as filed on November 21, 2007.
(9)	Incorporated by reference to Exhibit 10.04 to our Annual Report on Form 10-K for the year ended December 31, 2008, as filed on February 26, 2009.
(10)	Incorporated by reference to Exhibit 10.01 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as filed on May 9, 2014.
(11)	Incorporated by reference to Exhibit 10.01 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as filed on May 9, 2013.
(12)	Incorporate by reference to Exhibit 10.01 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as filed on August 7, 2013.
(13)	Incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K filed on February 19, 2015.
(14)	Incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K filed on December 9, 2014.
(15)	Incorporated by reference to Exhibit A to our Proxy Statement on Schedule 14A filed on March 18, 2011.
(16)	Incorporated by reference to Exhibit B to our Proxy Statement on Schedule 14A filed on March 24, 2008.
(17)	These exhibits are submitted as “accompanying” this Annual Report on Form 10-K and shall not be deemed to be “filed” as part of such Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Entercom Communications Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Entercom Communications Corp. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 2, 2015

CONSOLIDATED FINANCIAL STATEMENTS OF ENTERCOM COMMUNICATIONS CORP.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	DECEMBER 31, 2014	DECEMBER 31, 2013
ASSETS:
Cash	$31,540	$12,231
Accounts receivable, net of allowance for doubtful accounts	70,249	71,818
Prepaid expenses, deposits and other	5,937	4,326
Prepaid and refundable federal and state income taxes	30	41
Deferred tax assets	2,248	2,850

Total current assets	110,004	91,266
Net property and equipment	44,662	44,439
Radio broadcasting licenses	718,992	718,542
Goodwill	38,850	38,850
Assets held for sale	868	2,090
Deferred charges and other assets, net of accumulated amortization	13,239	17,501

TOTAL ASSETS	$926,615	$912,688

LIABILITIES:
Accounts payable	$324	$200
Accrued expenses	13,938	13,729
Other current liabilities	13,499	12,723
Long-term debt, current portion	3,000	3,000

Total current liabilities	30,761	29,652

Long-term debt, net of current portion	476,929	514,124
Deferred tax liabilities	63,470	44,272
Other long-term liabilities	26,434	26,247

Total long-term liabilities	566,833	584,643

Total liabilities	597,594	614,295

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY:
Preferred stock $0.01 par value; authorized 25,000,000 shares; no shares issued and outstanding	—	—
Class A common stock $0.01 par value; voting; authorized 200,000,000 shares; issued and outstanding 31,862,294 in 2014 and 31,308,194 in 2013	319	313
Class B common stock $0.01 par value; voting; authorized 75,000,000 shares; issued and outstanding 7,197,532 in 2014 and 2013	72	72
Class C common stock $0.01 par value; nonvoting; authorized 50,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	608,515	604,721
Accumulated deficit	(279,885)	(306,713)

Total shareholders’ equity	329,021	298,393

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$926,615	$912,688

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	YEARS ENDED DECEMBER 31,
	2014	2013	2012

NET REVENUES	$379,789	$377,618	$388,924

OPERATING EXPENSE:
Station operating expenses, including non-cash compensation expense	259,184	252,596	252,934
Depreciation and amortization expense	7,794	8,545	10,839
Corporate general and administrative expenses, including non-cash compensation expense	26,572	24,381	25,874
Impairment loss	—	850	22,307
Merger and acquisition costs	1,042	—	—
Net time brokerage agreement (income) fees	—	—	238
Net (gain) loss on sale or disposal of assets	(379)	(1,321)	138

Total operating expense	294,213	285,051	312,330

OPERATING INCOME (LOSS)	85,576	92,567	76,594

OTHER (INCOME) EXPENSE:
Net interest expense	38,821	44,232	53,446
Net (gain) loss on extinguishment of debt	—	—	747
Net (gain) loss on derivative instruments	—	—	(1,346)
Net (gain) loss on investments	21	—	123
Other expense (income)	—	(165)	(118)

TOTAL OTHER EXPENSE	38,842	44,067	52,852

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	46,734	48,500	23,742
INCOME TAXES (BENEFIT)	19,911	22,476	12,474

NET INCOME (LOSS)	$26,823	$26,024	$11,268

NET INCOME (LOSS) PER SHARE - BASIC	$0.71	$0.70	$0.31

NET INCOME (LOSS) PER SHARE - DILUTED	$0.69	$0.68	$0.30

WEIGHTED AVERAGE SHARES:
Basic	37,763,353	37,417,807	36,906,468

Diluted	38,664,066	38,301,495	37,809,646

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(amounts in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount			Total
Balance, December 31, 2011	31,044,001	$310	7,197,532	$72	$597,327	$(344,021)	$253,688
Net income (loss)	—	—	—	—	—	11,268	11,268
Compensation expense related to granting of stock awards	280,072	3	—	—	5,751	—	5,754
Exercise of stock options	101,350	1	—	—	134	—	135
Purchase of vested employee restricted stock units	(199,376)	(2)	—	—	(1,365)	—	(1,367)
Forfeitures of dividend equivalents	—	—	—	—	—	16	16

Balance, December 31, 2012	31,226,047	312	7,197,532	72	601,847	(332,737)	269,494
Net income (loss)	—	—	—	—	—	26,024	26,024
Compensation expense related to granting of stock awards	96,560	1	—	—	4,269	—	4,270
Exercise of stock options	171,625	2	—	—	243	—	245
Purchase of vested employee restricted stock units	(186,038)	(2)	—	—	(1,638)	—	(1,640)

Balance, December 31, 2013	31,308,194	313	7,197,532	72	604,721	(306,713)	298,393

Net income (loss)	—	—	—	—	—	26,823	26,823
Compensation expense related to granting of stock awards	638,102	7	—	—	5,225	—	5,232
Exercise of stock options	57,500	—	—	—	82	—	82
Purchase of vested employee restricted stock units	(141,502)	(1)	—	—	(1,513)	—	(1,514)
Forfeitures of dividend equivalents	—	—	—	—	—	5	5

Balance, December 31, 2014	31,862,294	$319	7,197,532	$72	$608,515	$(279,885)	$329,021

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$26,823	$26,024	$11,268

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,794	8,545	10,839
Amortization of deferred financing costs (including original issue discount)	4,165	4,144	4,651
Net deferred taxes (benefit) and other	19,811	22,422	13,296
Provision for bad debts	1,004	824	390
Net (gain) loss on sale or disposal of assets	(379)	(1,251)	138
Non-cash stock-based compensation expense	5,232	4,270	5,754
Net (gain) loss on investments	21	—	123
Net (gain) loss on derivatives	—	—	(1,346)
Deferred rent	807	206	516
Unearned revenue - long-term	(33)	(82)	(15)
Net loss on extinguishment of debt	—	—	747
Deferred compensation	1,291	2,380	1,762
Impairment loss	—	850	22,307
Accretion expense, net of asset retirement obligation adjustments	(11)	18	(87)
Other income	—	(165)	(118)
Changes in assets and liabilities:
Accounts receivable	565	(1,678)	(2,138)
Prepaid expenses and deposits	(1,586)	(743)	1,692
Prepaid and refundable income taxes	—	—	271
Accounts payable and accrued liabilities	1,633	(952)	(535)
Accrued interest expense	(132)	(523)	302
Accrued liabilities - long-term	(1,311)	(1,140)	(772)
Prepaid expenses - long-term	(398)	200	657

Net cash provided by (used in) operating activities	65,296	63,349	69,702

INVESTING ACTIVITIES:
Additions to property and equipment	(8,408)	(4,325)	(3,688)
Proceeds from sale of property, equipment, intangibles and other assets	2,153	8	29
Purchases of radio station assets	—	—	(25,325)
Deferred charges and other assets	(800)	(475)	(857)
Proceeds from investments and capital projects	—	209	482

Net cash provided by (used in) investing activities	(7,055)	(4,583)	(29,359)

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
FINANCING ACTIVITIES:
Deferred financing expenses related to the senior unsecured notes	—	(1,040)	(1,241)
Borrowing under the revolving senior debt	15,500	33,000	36,000
Payments of long-term debt	(53,000)	(86,023)	(68,529)
Proceeds from the exercise of stock options	82	245	135
Purchase of vested employee restricted stock units	(1,514)	(1,640)	(1,367)
Payment of dividend equivalents on vested restricted stock units	—	—	(43)

Net cash provided by (used in) financing activities	(38,932)	(55,458)	(35,045)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,309	3,308	5,298
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12,231	8,923	3,625

CASH AND CASH EQUIVALENTS, END OF YEAR	$31,540	$12,231	$8,923

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$35,593	$41,010	$48,568

Income taxes	$79	$69	$99

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

1. BASIS OF PRESENTATION

Nature Of Business – Entercom Communications Corp. (the “Company”) is the fourth-largest radio broadcasting company in the United States with a portfolio that, including the pending acquisition of Lincoln Financial Media Company (“Lincoln”) from The Lincoln National Life Insurance Company, boasts over 125 radio stations in 26 top markets across the country. See Note 20, Contingencies And Commitments for further discussion.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles Of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are 100% owned by the Company. All intercompany transactions and balances have been eliminated in consolidation. The Company also considers the applicability of any variable interest entities (“VIEs”) that are required to be consolidated by the primary beneficiary. From time to time, the Company may enter into a TBA in connection with a pending acquisition or disposition of radio stations and the requirement to consolidate a VIE may apply, depending on the facts and circumstances related to each transaction. As of December 31, 2014, the consolidation requirements as a VIE did not apply to a pending acquisition with Lincoln as described in Note 20, Contingencies And Commitments. The Company expects, however, that the VIE will apply to the Lincoln acquisition in the reporting period in which the time brokerage agreement (“TBA”) commences.

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

Management’s Use Of Estimates – The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to: (1) asset impairments, including broadcasting licenses and goodwill; (2) income tax valuation allowances for deferred tax assets; (3) allowance for doubtful accounts; (4) self-insurance reserves; (5) fair value of equity awards; (6) estimated lives for tangible and intangible assets; (7) contingency and litigation reserves; (8) fair value measurements,; and (9) uncertain tax positions. The Company’s accounting estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The accounting estimates may change as new events occur, as more experience is acquired and as more information is obtained. The Company evaluates and updates assumptions and estimates on an ongoing basis and may use outside experts to assist in the Company’s evaluation, as considered necessary. Actual results could differ from those estimates.

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

The Company applies the guidance for income taxes and intra-period allocation to the recognition of uncertain tax positions. This guidance clarifies the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. The guidance requires that any liability created for unrecognized tax benefits is disclosed. The application of this guidance may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. This guidance also clarifies the method to allocate income taxes (benefit) to the different components of income (loss), such as: (1) income (loss) from continuing operations; (2) income (loss) from discontinued operations; (3) extraordinary items; (4) other comprehensive income (loss); (5) the cumulative effects of accounting changes; and (6) other charges or credits recorded directly to shareholders’ equity. See Note 14 for a further discussion of income taxes.

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

Depreciation expense for property and equipment is reflected in the following table:

	Property And Equipment
	Years Ended December 31,
	2014	2013	2012
	(amounts in thousands)

Depreciation expense	$6,748	$7,543	$9,903

As of December 31, 2014, the Company had construction commitments outstanding of $2.5 million.

During the current year, the Company wrote off a significant amount of unused and obsolete assets that primarily consisted of fully depreciated assets.

The following is a summary of the categories of property and equipment along with the range of estimated useful lives used for depreciation purposes:

	Depreciation Period		Property And Equipment
	In Years		December 31,
	From	To	2014	2013
			(amounts in thousands)

Land, land easements and land improvements	—	15	$12,020	$12,750
Buildings	20	40	21,836	22,660
Equipment	3	40	97,509	118,180
Furniture and fixtures	5	10	9,906	13,945
Leasehold improvements	shorter of economic life or lease term		21,245	21,442

			162,516	188,977
Accumulated depreciation			(118,667)	(145,193)

			43,849	43,784
Capital improvements in progress			813	655

Net property and equipment			$44,662	$44,439

Long-Lived Assets - The Company evaluates the recoverability of its long-lived assets, which include property and equipment, broadcasting licenses (subject to an eight-year renewal cycle), goodwill, deferred charges, and other assets. See Note 4 for further discussion. If events or changes in circumstances were to indicate that an asset’s carrying value is not recoverable, a write-down of the asset would be recorded through a charge to operations. The determination and measurement of the fair value of long-lived assets requires the use of significant judgments and estimates. Future events may impact these judgments and estimates.

During the second quarter of 2013, the Company conducted an evaluation of useful lives for longer-lived assets, such as broadcast towers and buildings. As a result of this review, which was based upon current facts and circumstances, the Company determined that future acquisitions may warrant the use of longer lives anywhere between 15 years and 40 years.

Revenue Recognition – The Company generates revenue from the sale to advertisers of various services and products, including but not limited to: (1) commercial broadcast time; (2) internet banner ads or pre-video rolls; (3) promotional events; (4) e-commerce where an advertiser’s goods and services are sold through our websites; and (5) stations’ digital marketing solutions utilizing SmartReach Digital.

Revenue from services and products is recognized when delivered.

Advertiser payments received in advance of when the products or services are delivered are recorded on the Company’s balance sheet as unearned revenue.

Revenues presented in the consolidated financial statements are reflected on a net basis, after the deduction of advertising agency fees by the advertising agencies. The Company also evaluates when it is appropriate to recognize revenue based on the gross amount invoiced to the customer or the net amount retained by the Company if a third party is involved.

The following table presents the amounts of unearned revenues as of the periods indicated:

		Unearned Revenues
		December 31,
	Balance Sheet Location	2014	2013
		(amounts in thousands)

Current	Accrued compensation and other current liabilities	$191	$317

Long-term	Other long-term liabilities	$10	$43

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

Debt Issuance Costs And Original Issue Discount – The costs related to the issuance of debt are capitalized and amortized over the lives of the related debt and such amortization is accounted for as interest expense. The Company modified its outstanding debt in December 2013 and in November 2012 and recorded deferred debt issuance costs that were in addition to those costs initially incurred prior to the modifications. See Note 8 for further discussion for the amount of deferred financing expense and original issue discount that was included in interest expense in the accompanying consolidated statements of operations.

Extinguishment Of Debt –The Company may amend, append or replace, in part or in full, its outstanding debt. The Company reviews its unamortized financing costs associated with its outstanding debt to determine the amount subject to extinguishment under the accounting provisions for an exchange of debt instruments with substantially different terms or changes in a line-of-credit or revolving-debt arrangement. In connection with the Company’s November 2012 debt modification, the Company recorded debt extinguishment costs. See Note 8 for a discussion of any debt extinguishments associated with the Company’s long-term debt.

Corporate General And Administrative Expense – Corporate general and administrative expense consists of corporate overhead costs and non-cash compensation expense. Included in corporate general and administrative expenses are those costs not specifically allocable to any of the Company’s individual business properties.

Time Brokerage Agreement (Income) Fees – TBA fees or income consist of fees paid or received under agreements which permit an acquirer to program and market stations prior to an acquisition. The Company sometimes enters into a TBA prior to the consummation of station acquisitions and dispositions. The Company may also enter into a Joint Sales Agreement (“JSA”) to market, but not to program, a station for a defined period of time. See Note 20, Contingencies And Commitments, for a discussion of a TBA in connection with the pending Lincoln acquisition.

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

Cash And Cash Equivalents – Cash consists primarily of amounts held on deposit with financial institutions. From time to time, the Company may invest in cash equivalents, which consists of investments in immediately available money market accounts and all highly liquid debt instruments with initial maturities of three months or less.

Derivative Financial Instruments – The Company follows accounting guidance for its derivative financial instruments that it enters into from time to time, including certain derivative instruments embedded in other contracts, and hedging activities.

Leases – The Company follows accounting guidance for its leases, which includes the recognition of escalated rents on a straight-line basis over the term of the lease agreement, as described further in Note 7.

Share-Based Compensation – The Company records compensation expense for all share-based payment awards made to employees and directors, at estimated fair value. The Company also uses the simplified method in developing an estimate of the expected term of certain stock options. For further discussion of share-based compensation, see Note 12.

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

Accrued Litigation - The Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings to which it is a party and records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These judgments are subjective, based on the status of such legal or regulatory proceedings, the merits of the Company’s defenses and consultation with corporate and external legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from the Company’s estimates. The Company expenses legal costs as incurred in professional fees. See Note 20, Contingencies And Commitments.

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

Recent Accounting Pronouncements

All new accounting pronouncements that are in effect that may impact the Company’s financial statements have been implemented. The Company does not believe that there are any other new accounting pronouncements that have been issued, other than for a few of those as listed below, that might have a material impact on the Company’s financial position or results of operations.

Extraordinary Items

In January 2015, the accounting guidance was updated to eliminate the concept of an extraordinary item and the requirement to consider whether an underlying event or transaction is extraordinary. If an item is considered extraordinary, it is presented in the income statement net of tax, after income from continuing operations. Eliminating the concept of extraordinary removes the uncertainty for the preparer as to whether the item had been treated properly. This guidance is effective for the Company as of January 1, 2016. The Company is currently evaluating this guidance, but does not anticipate it will have a material impact on its financial statements.

Derivatives And Hedging

In November 2014, the accounting guidance was updated for determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity. This update does not change the current criteria for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current accounting guidance should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, reducing existing diversity in practice. The Company is currently evaluating this guidance, but does not anticipate it will have a material impact on its financial statements. This guidance could, however, have an impact on the issuance of the Company’s preferred stock (see Note 20, Contingencies and Commitments). This guidance is effective for the Company as of January 1, 2016.

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

The accounts receivable balances and reserve for doubtful accounts are presented in the following table:

	Net Accounts Receivable
	December 31,
	2014	2013
	(amounts in thousands)

Accounts receivable	$72,698	$74,231
Allowance for doubtful accounts	(2,449)	(2,413)

Accounts receivable, net of allowance for doubtful accounts	$70,249	$71,818

See the table in Note 6 for accounts receivable credits outstanding as of the periods indicated.

The following table presents the changes in the allowance for doubtful accounts:

Changes In Allowance For Doubtful Accounts
Year Ended	Balance At Beginning Of Year	Additions Charged To Costs And Expenses	Deductions From Reserves	Balance At End Of Year
	(amounts in thousands)
December 31, 2014	$2,413	$1,004	$(968)	$2,449
December 31, 2013	2,703	824	(1,114)	2,413
December 31, 2012	3,319	390	(1,006)	2,703

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

The following table presents the changes in broadcasting licenses:

	Broadcasting Licenses Carrying Amount

	December 31, 2014	December 31, 2013

	(amounts in thousands)

Beginning of period balance as of January 1,	$718,542	$718,656
Acquisitions	450	—
Dispositions	—	(114)

Ending period balance	$718,992	$718,542

The following table presents the changes in goodwill:

	Goodwill Carrying Amount
	December 31, 2014	December 31, 2013

	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$164,465	$164,718
Accumulated loss on impairment as of January 1,	(125,615)	(125,615)

Goodwill beginning balance after cumulative loss on impairment as of January 1,	38,850	39,103
Dispositions	—	(253)

Ending period balance	$38,850	$38,850

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

The following table reflects the estimates and assumptions used in the second quarter of each year (there were no interim tests performed in these years):

Estimates And Assumptions
	Second Quarter 2014	Second Quarter 2013	Second Quarter 2012	Second Quarter 2011

Discount rate	9.6%	9.8%	10.0%	10.0%
Operating profit margin ranges expected for average stations in the markets where the Company operates	24.9% to 40.8%	25.0% to 41.0%	20.7% to 40.9%	19.5% to 41.5%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%	1.5% to 2.0%	1.5% to 2.0%

During the second quarter for each of the years 2014 and 2013, the Company completed its annual impairment test for broadcasting licenses and determined that the fair value of its broadcasting licenses was greater than the amount reflected in the balance sheet for each of the Company’s markets and, accordingly, no impairment was recorded.

During the second quarter of 2012, the Company completed its annual impairment test for broadcasting licenses and determined that the fair value of its broadcasting licenses in Boston was less than the amount reflected in the balance sheet. The impairment was principally due to a change in the relative market share attributable to the different classes of broadcast license signals in the Boston market. As a result, the Company recorded an impairment loss of $22.3 million.

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

The following table reflects the estimates and assumptions used in the second quarter of each year (there were no interim tests performed in these years):

Estimates And Assumptions
	Second Quarter 2014	Second Quarter 2013	Second Quarter 2012	Second Quarter 2011

Discount rate	9.6%	9.8%	10.0%	10.0%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%	1.5% to 2.0%	1.5% to 2.0%
Market multiple used in the market valuation approach	7.5x to 8.0x	7.5x to 8.0x	7.5x to 8.0x	7.5x to 8.0x

During the second quarter in each of the years 2014, 2013 and 2012, the results of step one indicated that it was not necessary to perform the second step analysis in any of the reporting units that contained goodwill.

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

(B) Definite-Lived Intangibles

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, and acquired advertising contracts. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For 2014, 2013 and 2012, the Company reviewed the carrying value and the useful lives of these assets and determined they were appropriate.

See Note 5 for: (1) a listing of the assets comprising definite-lived assets, which are included in deferred charges and other assets on the balance sheets; (2) the amount of amortization expense for definite-lived assets; and (3) the Company’s estimate of amortization expense for definite-lived assets in future periods.

5. DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets, including definite-lived intangible assets, consist of the following:

	Deferred Charges And Other Assets
	December 31,
	2014			2013
	Asset	Reserve	Net	Asset	Reserve	Net	Period Of Amortization
	(amounts in thousands)
Deferred contracts and other agreements	$1,788	$1,374	$414	$1,788	$1,277	$511	Term of contract
Leasehold premium	846	515	331	846	474	372	Less than 1 year
Other definitive-lived assets	833	833	—	833	823	10	3 years

Total definite-lived intangibles	3,467	2,722	745	3,467	2,574	893
Debt issuance costs	23,154	13,594	9,560	23,154	9,734	13,420	Term of debt
Prepaid assets - long-term	467	—	467	600	—	600
Software costs and other	5,665	3,198	2,467	4,889	2,301	2,588

	$32,753	$19,514	$13,239	$32,110	$14,609	$17,501

The following table presents the various categories of amortization expense, including deferred financing expense which is reflected as interest expense:

	Amortization Expense
	Deferred Charges And Other Assets
	For The Years Ended December 31,
	2014	2013	2012
	(amounts in thousands)
Definite-lived assets	$147	$203	$240
Deferred financing expense	3,860	3,870	4,405
Software costs	899	800	696

Total	$4,906	$4,873	$5,341

The following table presents the Company’s estimate of amortization expense, for each of the five succeeding years for: (1) deferred charges and other assets; and (2) definite-lived assets:

	Future Amortization Expense
	Total	Other	Definite-Lived Assets

	(amounts in thousands)
Years ending December 31,
2015	$3,726	$3,617	109
2016	3,287	3,205	82
2017	1,963	1,893	70
2018	1,291	1,223	68
2019	1,040	972	68
Thereafter	348	—	348

Total	$11,655	$10,910	$745

6. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	December 31,
	2014	2013
	(amounts in thousands)

Accrued compensation	$5,783	$5,418
Accounts receivable credits	2,398	1,547
Advertiser obligations	928	1,123
Accrued interest payable	2,777	2,910
Other	1,613	1,725

Total other current liabilities	$13,499	$12,723

7. OTHER LONG-TERM LIABILITIES

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

The following table reflects deferred rent liabilities included under other long-term liabilities:

	Deferred Rent Liabilities
	December 31,
	2014	2013
	(amounts in thousands)

Deferred rent liabilities	$5,120	$4,313

8. LONG-TERM DEBT

Long-term debt, including financing method lease obligations, was comprised of the following:

	Long-Term Debt
	December 31,
	2014	2013
	(amounts in thousands)
Credit Facility
Revolver, due November 23, 2016	$—	$—
Term B Loan, due November 23, 2018	262,000	299,500
Senior Notes
10.5% senior unsecured notes, due December 1, 2019	220,000	220,000

Total	482,000	519,500
Current amount of long-term debt	(3,000)	(3,000)
Unamortized original issue discount	(2,071)	(2,376)

Total long-term debt	$476,929	$514,124

Outstanding standby letter of credit	$620	$370

(A) Senior Debt

The Credit Facility

As of December 31, 2014, the amount outstanding under the term loan component (the “Term B Loan”) of the Company’s senior secured credit facility (the “Credit Facility”) was $262.0 million and the amount outstanding under the revolving credit facility component (the “Revolver”) of the Credit Facility was $0.0 million. The maximum available amount under the Revolver, which includes the impact of outstanding letters of credit, was $49.4 million as of December 31, 2014. The amount of the Revolver actually available to the Company is a function of covenant compliance at the time of borrowing.

On November 23, 2011, the Company entered into a credit agreement with a syndicate of lenders for a $425 million Credit Facility that was initially comprised of: (a) a $50 million Revolver that matures on November 23, 2016; and (b) a $375 million Term B Loan that matures on November 23, 2018.

The Company uses the Revolver to: (1) provide for working capital; and (2) provide for general corporate purposes, including capital expenditures and any or all of the following (subject to certain restrictions): acquisitions, repurchases of Class A common stock, repurchases of the Company’s 10.5% senior unsecured notes (the “Senior Notes”), dividends and investments. To consummate the pending acquisition with Lincoln (as described below), which requires the payment in cash of $77.5 million at closing, we expect to fund the transaction, including acquisition-related working capital, from any or all of the following sources: (1) the Revolver; (2) cash on hand; (3) cash flow generated from operations; and (4) borrowings permitted under our Credit Facility. The Credit Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly owned subsidiaries. In addition, the Credit Facility is secured by a lien on substantially all of the Company’s assets, with limited exclusions (including the Company’s real property). The assets securing the Credit Facility are subject to customary release provisions which would enable the Company to sell such assets free and clear of encumbrance, subject to certain conditions and exceptions.

The Term B Loan requires mandatory prepayments equal to 50% of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs to 0%, depending on the Consolidated Leverage Ratio. The Excess Cash Flow payment is due in the first quarter of each year and is based on the Excess Cash Flow and Leverage Ratio for the prior year. The Company estimates that the Excess Cash Flow payment, which is due in the first quarter of 2015, was fully paid as the Company made sufficient pre-payments in 2014 using cash from operating activities.

As of December 31, 2014, the Company is in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenants is highly dependent on its results of operations. Management believes that over the next 12 months the Company can continue to maintain compliance. The Company’s operating cash flow is positive, and management believes that it is adequate to fund the Company’s operating needs and mandatory debt repayments under the Company’s Credit Facility. The Company has not been required to rely upon, and the Company does not anticipate being required to rely upon, the Revolver to fund its operations. Management believes that cash on hand and cash from operating activities, together with available borrowings under the Revolver, will be sufficient to permit the Company to meet its liquidity requirements over the next 12 months, including its debt repayments.

The Credit Facility requires the Company to maintain compliance with certain financial covenants which are defined terms within the agreement, including:

•	a maximum Consolidated Leverage Ratio that cannot exceed 5.5 times as of December 31, 2014 and 4.75 times as of December 31, 2015, which decreases over time to 4.5 times as of March 31, 2016 and thereafter; and

•	a minimum Consolidated Interest Coverage Ratio of 1.75 times as of December 31, 2014 and 2.0 times as of September 30, 2015, and thereafter.

As of December 31, 2014, the Company’s Consolidated Leverage Ratio was 4.5 times and the Consolidated Interest Coverage Ratio was 2.9 times.

On December 2, 2013 and on November 27, 2012, the Term B Loan was amended, with each amendment further reducing the interest rates. Under the December 2, 2013 amendment of the Term B Loan and depending on the Consolidated Leverage Ratio, the Company may elect an interest rate per annum equal to: (1) the Eurodollar London Interbank Offered Rate (“LIBOR”) plus fees of 3.0% (prior to the December 2, 2013 amendment, the interest rate ranged from LIBOR plus fees of 3.5% to 5.0%); and (2) the Base Rate plus fees of 2.0% (prior to the December 2, 2013 amendment, the interest rate ranged from the Base Rate plus fees of 2.5% to 4.0%). The Term B Loan includes a LIBOR floor of 1.0% (prior to the December 2, 2013 amendment, the LIBOR floor was 1.25%).

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

(B) Senior Unsecured Debt

The Senior Notes

Simultaneously with entering into the Credit Facility on November 23, 2011, the Company issued $220.0 million of 10.5% unsecured Senior Notes which mature on December 1, 2019. The Company received net proceeds of $212.7 million, which included a discount of $2.9 million, and incurred deferred financing costs of $6.1 million. These amounts are amortized over the term under the effective interest rate method. Interest on the Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year.

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

Financial statements of the subsidiaries are not included in accordance with Rule 3-10 of Regulation S-X as: (1) Entercom Communications Corp., after excluding all subsidiaries (the “Parent Company”), has no independent assets or operations; (2) Entercom Radio, LLC (“Radio”) is a 100% owned finance subsidiary of the Parent Company; (3) the Parent Company has guaranteed the Credit Facility and Senior Notes; (4) all of the Parent Company’s direct and indirect subsidiaries other than Radio have guaranteed the Credit Facility and Senior Notes; (5) all of the guarantees are full and unconditional (subject to the customary automatic release provisions); and (6) all of the guarantees are joint and several.

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

Under certain covenants, the Company’s subsidiary guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Senior Notes, and the subsidiary guarantors are limited in their ability to incur additional indebtedness under certain restrictive covenants. See Note 20 for financial statements of the parent.

A default under the Company’s Senior Notes could cause a default under the Company’s Credit Facility. Any event of default, therefore, could have a material adverse effect on the Company’s business and financial condition.

(C) Net Interest Expense

The components of net interest expense are as follows:

	Net Interest Expense
	Years Ended December 31,
	2014	2013	2012
	(amounts in thousands)

Interest expense	$34,656	$40,091	$47,412
Amortization of deferred financing costs	3,860	3,870	4,405
Amortization of original issue discount of senior notes	305	274	246
Interest expense on interest rate hedging agreements	—	—	1,392
Interest income and other investment income	—	(3)	(9)

Total net interest expense	$38,821	$44,232	$53,446

The weighted average interest rate under the Credit Facility (before taking into account the fees on the unused portion of the Revolver) was: (1) 4.0% as of December 31, 2014; and (2) 4.0% as of December 31, 2013.

(D) Interest Rate Transactions

As of December 31, 2014 and 2013, there were no derivative interest rate transactions outstanding.

The Company from time to time enters into interest rate transactions with different lenders to diversify its risk associated with interest rate fluctuations of its variable rate debt. Under these transactions, the Company agrees with other parties (participating members of the Company’s Credit Facility) to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable debt.

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

(E) Aggregate Principal Maturities

The minimum aggregate principal maturities on the Company’s outstanding debt (excluding any impact from required principal payments based upon the Company’s future operating performance) are as follows:

	Principal Debt Maturities
	Credit Facility	Senior Notes	Total
	(amounts in thousands)
Years ending December 31:
2015	$3,000	$—	$3,000
2016	3,000	—	3,000
2017	3,000	—	3,000
2018	253,000	—	253,000
2019	—	220,000	220,000
Thereafter	—	—	—

Total	$262,000	$220,000	$482,000

(F) Outstanding Letters Of Credit

The Company is required to maintain standby letters of credit in connection with insurance coverage as described in Note 20.

(G) Guarantor and Non-Guarantor Financial Information

Radio, which is a wholly owned subsidiary of Entercom Communications Corp., holds the ownership interest in various subsidiary companies that own the operating assets, including broadcasting licenses, permits and authorizations. Radio (1) is the borrower under the Credit Facility, as described in Note 8(A); and (2) is the issuer of the Senior Notes, as described in Note 8(B). As of December 31, 2014, Entercom Communications Corp. and each direct and indirect subsidiary of Radio is a guarantor of Radio’s obligations under both the Credit Facility and the Senior Notes.

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

(H) Debt Extinguishment

The following table presents, for the periods indicated, the amount of gain or loss recorded on debt extinguishment along with the amount of debt that was retired early:

	Debt Extinguishment
	Years Ended December 31,
	2014	2013	2012
	(amounts in thousands)

Write-off of unamortized deferred financing costs	$—	$—	$747

Amount of debt retired early	$—	$69	$—

9. TOWER SALE AND LEASEBACK

During the second quarter of 2013, the Company: (1) recorded current and deferred gains of $1.6 million and $9.9 million, respectively, from the sale of certain towers; and (2) applied sale and leaseback accounting to the leases that the Company had entered into for radio station space on these same towers. Due to the Company’s continuing economic involvement in this transaction since the sale of the towers in 2009, the recording of the gain and the sale and leaseback accounting were deferred until 2013 when the Company’s continuing economic involvement ceased. The recording of the gain was non-cash in 2013 as $12.6 million in cash from this sale was received in 2009. All of the leases were accounted for as operating leases.

The current gain was included in 2013 in the statement of operations under net (gain) loss on sale or disposal of assets. The deferred gain is amortized on a straight-line basis over the remaining life of the leases, which was 16.5 years as of June 2013, and during this period the gain will be reflected as a net (gain) loss on sale or disposal of assets. As of December 31, 2014, the Company recorded on the balance sheet $0.6 million of deferred gain as a short-term liability under other current liabilities and $8.4 million of deferred gain as a long-term liability under other long-term liabilities.

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

Minimum rental commitments at December 31, 2014 for these non-cancellable leases are included within the operating lease commitment table under Note 20.

10. DERIVATIVE AND HEDGING ACTIVITIES

The Company from time to time enters into derivative financial instruments, including interest rate exchange agreements (“Swaps”) and interest rate collar agreements (“Collars”), to manage its exposure to fluctuations in interest rates under the Company’s variable rate debt.

As of December 31, 2014 and 2013, there were no derivative interest rate transactions outstanding.

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

Non-Hedge Accounting Treatment

The Company recognized non-hedge accounting treatment for the following hedge as the hedge was no longer effective once the Company refinanced its senior debt on November 23, 2011:

Expired Derivative
Year Ended December 31, 2012
Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed LIBOR Rate	Expiration Date
	(amounts (in millions)

Swap	$100.0	May 28, 2008	n/a	3.62%	May 28, 2012

For 2012, the Company recognized a $1.3 million gain to the statement of operations due to ineffectiveness from a cash flow hedge.

The fair value of this derivative was determined using observable market-based inputs (a Level 2 measurement) and the impact of credit risk on a derivative’s fair value (the creditworthiness of the transaction’s counterparty for assets and the creditworthiness of the Company for liabilities).

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

The following table presents the amounts accrued and unpaid on unvested RSUs as of the periods indicated:

	Dividend Equivalent Liabilities
	December 31,
	2014	2013
	(amounts in thousands)

Long-term	$216	$221

The following table presents the amount of dividend equivalents that were paid to the holders of RSUs that vested (there was no tax benefit recognized to paid-in capital as a result of the dividend equivalents payment):

	Years Ended December 31,
	2014	2013	2012
	(amounts in thousands)

Dividend equivalents paid	$—	$—	$43

Tax benefit recognized in paid-in capital	$—	$—	$—

Deemed Repurchase When RSUs Vest

Upon vesting of RSUs, a tax obligation is created for both the employer and the employee. Unless employees elect to pay their tax withholding obligations in cash, the Company withholds shares of stock in an amount sufficient to cover their tax withholding obligations. The withholding of these shares by the Company is deemed to be a repurchase of its stock.

The following table provides summary information on the deemed repurchase of vested RSUs:

	Years Ended December 31,
	2014	2013	2012
	(amounts in thousands)
Shares of stock deemed repurchased	142	186	199

Amount recorded as financing activity	$1,514	$1,640	$1,367

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

On January 1 of each year, the number of shares of Class A common stock authorized under the Plan is automatically increased by 1.5 million, or a lesser number as may be determined by the Company’s Board of Directors. The Board of Directors elected to forego the January 1, 2015 increase in the shares available for grant. As of January 1, 2015, the shares available for grant were 3.2 million shares.

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

RSU Activity

The following is a summary of the changes in RSUs under the Plan during the current period:

	Period Ended	Number Of Restricted Stock Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value As Of December 31, 2014

RSUs outstanding as of:	December 31, 2013	1,030,486
RSUs awarded		685,113
RSUs released		(409,903)
RSUs forfeited		(47,011)

RSUs outstanding as of:	December 31, 2014	1,258,685	$—	1.1	$15,305,610

RSUs vested and expected to vest as of:	December 31, 2014	1,196,328	$—	1.1	$13,518,577

RSUs exercisable (vested and deferred) as of:	December 31, 2014	84,603	$—	—	$1,028,772

Weighted average remaining recognition period in years		1.8

Unamortized compensation expense, net of estimated forfeitures		$5,074,280

The following table presents additional information on RSU activity for the periods indicated:

	Years Ended December 31,
	2014		2013		2012
	Shares	Amount	Shares	Amount	Shares	Amount
	(amounts in thousands)

RSUs issued	685	$5,754	361	$2,906	307	$2,133
RSUs forfeited - service based	(47)	(727)	(64)	(685)	(26)	(235)
RSUs forfeited - market based	—	—	(200)	(2,110)	—	—

Net RSUs issued and increase (decrease) to paid-in capital	638	$5,027	97	$111	281	$1,898

RSUs vested and released	410		547		659

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

The following table presents the changes in outstanding RSUs with market conditions:

	Years Ended December 31,
	2014	2013	2012
	(amounts in thousands, except per share data)

Reconciliation Of RSUs With Market Conditions
Beginning of period balance	—	200	300
Number of RSUs granted	290	—	—
Number of RSUs forfeited	—	(200)	—
Number of RSUs vested	—	—	(100)

End of period balance	290	—	200

Average fair value of RSUs issued with market conditions	$6.90	$—	$—

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

The specific assumptions used for this valuation are as follows:

Years Ended December 31, 2014

Expected Volatility Structure (1)	33% to 42%
Risk Free Interest Rate (2)	0.1% to 0.4%
Expected Dividend Yield (3)	0.0%

(1)	Expected Volatility Term Structure - The Company estimated the volatility term structure using: (1) the historical volatility of its stock; and (2) the implied volatility provided by its traded options from a trailing month’s average of the closing bid-ask price quotes.
(2)	Risk-Free Interest Rate - The Company estimated the risk-free interest rate based upon the implied yield available on U.S. Treasury issues using the Treasury bond rate as of the date of grant.
(3)	Expected Dividend Yield - The Company calculated the expected dividend yield at the time of grant based upon the Company’s most recent history of not paying a dividend on its common stock.

RSUs With Performance Conditions

In addition to the RSUs included in the table above summarizing the changes in RSUs under the Plan, the Company issued 11 thousand RSUs during 2014 with performance conditions at an average fair market value of $9.60 per share, of which 3 thousand RSUs will not vest as the performance conditions were not met. The fair value was determined based upon the closing price of the Company’s common stock on the date of grant. Vesting of the ultimate number of shares underlying such performance-based awards, if any, will be dependent upon the achievement of certain performance targets. If the performance standards are not achieved, all unvested shares will expire and any accrued expense will be reversed. The Company determines the requisite service period on a case-by-case basis to determine the expense recognition period for non-vested performance based RSUs.

The Company applies a quarterly probability assessment in computing its non-cash compensation expense and any change in the estimate is reflected as a cumulative adjustment to expense in the quarter of the change.

As of December 31, 2014, no non-cash compensation expense was accrued and no performance RSUs vested.

Option Activity

The following table presents the option activity during the current year ended under the Plan:

	Period Ended	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value As Of December 31, 2014

Options outstanding as of:	December 31, 2013	557,550	$2.58
Options granted		—
Options exercised		(57,500)	1.43
Options forfeited		—
Options expired		(13,375)	24.46

Options outstanding as of:	December 31, 2014	486,675	$2.11	4.1	$4,910,419

Options vested and expected to vest as of:	December 31, 2014	486,377	$2.11	4.1	$4,909,394

Options vested and exercisable as of:	December 31, 2014	482,925	$2.06	4.1	$4,897,519

Weighted average remaining recognition period in years		2.6

Unamortized compensation expense, net of estimated forfeitures		$17,025

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
Range Of Exercise Prices		Number Of Options Outstanding December 31,	Weighted Average Remaining Contractual	Weighted Average Exercise	Number Of Options Exercisable December 31,	Weighted Average Exercise
From	To	2014	Life	Price	2014	Price
$1.34	$1.34	440,675	4.1	$1.34	440,675	$1.34
$2.02	$11.78	45,000	4.3	$9.00	41,250	$9.02
$33.90	$33.90	1,000	0.2	$33.90	1,000	$33.90

$1.34	$33.90	486,675	4.1	$2.11	482,925	$2.06

The following table provides summary information on the granting and vesting of options:

	Years Ended December 31,
Option Issuance And Exercise Data	2014		2013		2012
	From	To	From	To	From	To
Exercise price range of options issued	$—	$—	$8.72	$8.72	$—	$—

Upon vesting, period to exercise	—	—	1	10	—	—

Fair value per option issued	$—		$6.07		$—

	(amounts in thousands)

Intrinsic value of options exercised	$517		$1,228		$508

Tax benefit from options exercised (1)	$196		$466		$192

Cash received from exercise price of options exercised	$82		$245		$135

Number of options granted	—		5		—

(1)	Amount excludes impact from suspended income tax benefits and/or valuation allowances.

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

The following table presents the range of the assumptions used to determine the fair value:

	Option Valuation Estimates
	Years Ended December 31,
	2014	2013	2012
Expected life (years)		6.3
Expected volatility factor (%)	no options	78.8	no options
Risk-free interest rate (%)	issued	2.0	issued
Expected dividend yield (%)		—

Recognized Non-Cash Stock-Based Compensation Expense

The following summarizes recognized non-cash stock-based compensation expense, which consists primarily of RSUs:

	Years Ended December 31,
	2014	2013	2012
	(amounts in thousands)

Station operating expenses	$919	$766	$584
Corporate general and administrative expenses	4,313	3,504	5,170

Stock-based compensation expense included in operating expenses	5,232	4,270	5,754
Income tax benefit (1)	1,502	1,080	1,540

Net stock-based compensation expense	$3,730	$3,190	$4,214

(1)	Amount excludes impact from suspended income tax benefits and/or valuation allowances.

13. NET INCOME (LOSS) PER COMMON SHARE

Net income per common share is calculated as basic net income per share and diluted net income per share. Basic net income per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes the potential dilution that could occur: (1) if the RSUs with service conditions were fully vested (using the treasury stock method); (2) if all of the Company’s outstanding stock options that are in-the-money were exercised (using the treasury stock method); (3) if the RSUs with service and market conditions were considered contingently issuable; and (4) if the RSUs with service and performance conditions were considered contingently issuable.

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

The following tables present the computations of basic and diluted net income (loss) per share:

	Computation Of Net Income (Loss) Per Share
	Year Ended December 31, 2014
	(amounts in thousands, except share and per share data)
	Net Income (Loss)	Shares	Net Income (Loss) Per Share

Basic net income (loss) per common share:	$26,823	37,763,353	$0.71

Impact of dilutive equity awards		900,713

Diluted net income (loss) per common share:	$26,823	38,664,066	$0.69

	Computation Of Net Income (Loss) Per Share
	Year Ended December 31, 2013
	(amounts in thousands, except share and per share data)
	Net Income (Loss)	Shares	Net Income (Loss) Per Share

Basic net income (loss) per common share:	$26,024	37,417,807	$0.70

Impact of dilutive equity awards		883,688

Diluted net income (loss) per common share:	$26,024	38,301,495	$0.68

	Computation Of Net Income (Loss) Per Share
	Year Ended December 31, 2012
	(amounts in thousands, except share and per share data)
	Net Income (Loss)	Shares	Net Income (Loss) Per Share

Basic net income (loss) per common share:	$11,268	36,906,468	$0.31

Impact of dilutive equity awards		903,178

Diluted net income (loss) per common share:	$11,268	37,809,646	$0.30

Incremental Shares Disclosed As Anti-Dilutive

The following table provides the incremental shares excluded as they were anti-dilutive under the treasury stock method:

	Impact Of Equity Awards
	Years Ended December 31,
	2014	2013	2012
	(amounts in thousands, except per share data)
Dilutive or anti-dilutive for all potentially dilutive equivalent shares	dilutive	dilutive	dilutive
Excluded shares as anti-dilutive under the treasury stock method
Price range of options excluded: from	$10.11	$10.52	$6.43

Price range of options excluded: to	$33.90	$48.21	$48.21

Options excluded	30	37	46

RSUs with service conditions	1	4	939

Excluded RSUs with service and market conditions as market conditions not met	193	—	200

Excluded RSUs with service and performance conditions until performance criteria is probable	11	—	—

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

Expected And Reported Income Taxes (Benefit)

Income tax expense (benefit) computed using the United States federal statutory rates is reconciled to the reported income tax expense (benefit) as follows:

	Years Ended December 31,
	2014	2013	2012
	(amounts in thousands)

Federal statutory income tax rate	35%	35%	35%

Computed tax expense at federal statutory rates on income before income taxes	$16,357	$16,975	$8,310
State income tax expense, net of federal benefit	2,491	3,399	2,274
Non-recognition of expense due to full valuation allowance	—	54	203
Tax benefit shortfall associated with share-based awards	62	997	412
Nondeductible expenses and other	1,001	1,051	1,275

Income taxes	$19,911	$22,476	$12,474

For 2014

The effective income tax rate was 42.6%. This rate was higher than the federal statutory rate of 35% primarily due to the combination of: (1) an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill; (2) an adjustment for expenses that are not deductible for tax purposes; and (3) a tax benefit shortfall associated with share-based awards. In addition, the Company recorded a discrete tax benefit from legislatively reduced income tax rates in certain states.

For 2013

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

For 2012

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

Income Tax Expense

Income tax expense (benefit) for 2014, 2013 and 2012 is summarized as follows:

	Years Ended December 31,
	2014	2013	2012

Current:
Federal	$—	$—	$—
State	100	54	(822)

Total current	100	54	(822)

Deferred:
Federal	17,373	19,051	10,481
State	2,438	3,371	2,815

Total deferred	19,811	22,422	13,296

Total income taxes (benefit)	$19,911	$22,476	$12,474

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

The tax effects of significant temporary differences that comprise the net deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
	(amounts in thousands)
Deferred tax assets:
Employee benefits	$678	$857
Deferred compensation	588	476
Provision for doubtful accounts	959	947
Deferred gain on tower transaction	236	236
Other	505	567

Total current deferred tax assets before valuation allowance	2,966	3,083
Valuation allowance	(620)	(195)

Total current deferred tax assets - net	2,346	2,888

Federal and state income tax loss carryforwards	130,074	115,130
Share-based compensation	2,648	2,136
Investments - impairments	498	490
Lease rental obligations	2,289	2,058
Deferred compensation	4,322	4,112
Deferred gain on tower transaction	3,281	3,525
Other non-current	1,154	1,086

Total non-current deferred tax assets before valuation allowance	144,266	128,537
Valuation allowance	(20,146)	(20,043)

Total non-current deferred tax assets - net	124,120	108,494

Total deferred tax assets	$126,466	$111,382

Deferred tax liabilities:
Advertiser broadcasting obligations	$(98)	$(38)

Total current deferred tax liabilities	(98)	(38)

Deferral of gain recognition on the extinguishment of debt	(6,119)	(7,657)
Property, equipment and certain intangibles (other than broadcasting licenses and goodwill)	5,579	4,318
Broadcasting licenses and goodwill	(187,050)	(149,427)

Total non-current deferred tax liabilities	(187,590)	(152,766)

Total deferred tax liabilities	$(187,688)	$(152,804)

Total net deferred tax liabilities	$(61,222)	$(41,422)

Valuation Allowance For Deferred Tax Assets

Judgment is required in estimating valuation allowances for deferred tax assets. Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that all or some portion of these assets will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in the carryforward periods under tax law. The Company periodically assesses the need for valuation allowances for deferred tax assets based on more-likely-than-not realization threshold criteria. In the Company’s assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, forecasts of future profitability, the duration of statutory carryforward periods and any ownership change limitations under Internal Revenue Code Section 382 on the Company’s future income that can be used to offset historic losses.

As changes occur in the Company’s assessments regarding its ability to recover its deferred tax assets, the Company’s tax provision is increased in any period in which the Company determines that the recovery is not probable.

The following table presents the changes in the deferred tax asset valuation allowance for the periods indicated:

Year Ended	Balance At Beginning Of Year	Increase (Decrease) Charged (Credited) To Income Taxes (Benefit)	Increase (Decrease) Charged (Credited) To OCI	Balance At End Of Year
	(amounts in thousands)
December 31, 2014	$20,238	$528	$—	$20,766
December 31, 2013	18,333	1,905	—	20,238
December 31, 2012	9,633	8,700	—	18,333

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

The Company’s liabilities for uncertain tax positions are reflected in the following table:

	December 31,
	2014	2013
	(amounts in thousands)
Liabilities for uncertain tax positions
Tax	$67	$67
Interest and penalties	150	132

Total	$217	$199

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

The following table presents the expense (income) for uncertain tax positions, which amounts were reflected in the consolidated statements of operations as an increase (decrease) to income tax expense:

	Years Ended December 31,
	2014	2013	2012
	(amounts in thousands)

Tax expense (income)	$—	$—	$(617)
Interest and penalties (income)	18	11	(309)

Total income taxes (benefit) from uncertain tax positions	$18	$11	$(926)

The increase in liabilities for uncertain tax positions for 2014 primarily reflects the addition of interest related to existing uncertain tax positions.

For 2012, the liabilities for uncertain tax positions primarily reflect the expiration of statutes of limitation for certain tax jurisdictions.

The following table presents the gross amount of changes in unrecognized tax benefits:

	Years Ended December 31,
	2014	2013	2012
	(amounts in thousands)

Beginning of year balance	$(7,690)	$(7,690)	$(8,180)
Prior year positions
Gross Increases	—	—	(733)
Gross Decreases	—	—	858
Current year positions
Gross Increases	—	—	—
Gross Decreases	—	—	—
Settlements with tax authorities	—	—	—
Reductions due to statute lapse	—	—	365

End of year balance	$(7,690)	$(7,690)	$(7,690)

Ending liability balance included above that was reflected as an offset to deferred tax assets	$(7,623)	$(7,623)	$(7,623)

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

As of December 31, 2014, there were no significant unrecognized net tax benefits (exclusive of interest and penalties) that over the next 12 months are subject to the expiration of various statutes of limitation. Interest and penalties accrued on uncertain tax positions are released upon the expiration of statutes of limitations.

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

The Company cannot predict with certainty how these audits will be resolved and whether the Company will be required to make additional tax payments, which may include penalties and interest. During 2010, the Company concluded an audit by the IRS with no proposed adjustment for the tax years of 2004 through 2008. For most states where the Company conducts business, the Company is subject to examination for the preceding three to six years. In certain states, the period could be longer.

Income Tax Payments And Refunds

The following table provides the amount of income tax payments and income tax refunds for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
	(amounts in thousands)

State income tax payments	$79	$69	$99

Federal and state income tax refunds	$10	$5	$256

Net Operating Loss Carryforwards

The Company has recorded a valuation allowance for certain of its state net operating loss carryforwards (“NOLs”) as the Company does not expect to obtain a benefit in future periods. In addition, utilization in future years of the NOL carryforwards may be subject to limitations due to the changes in ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

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

The NOLs reflected in the following table exclude these windfall stock compensation deductions. In addition, the NOLs reflect an estimate of the NOLs for the 2014 tax filing year as these returns will not be filed until later in 2015:

	Net Operating Losses
	December 31, 2014
	NOLs	Suspended Windfall	NOL Expiration Period
	(amounts in thousands)		(in years)

Federal NOL carryforwards	$295,394	$9,719	2030 to 2035

State NOL carryforwards	$629,804	$9,002	2015 to 2034

State income tax credit	$1,248		to 2018

15. SUPPLEMENTAL CASH FLOW DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES

The following table provides non-cash disclosures during the periods indicated:

	Years Ended December 31,
	2014	2013	2012
	(amounts in thousands)

Barter revenues	$3,826	$3,821	$3,403

Barter expenses	$3,665	$3,766	$3,573

Retirement of finance method lease obligations and other	$—	$12,679	$—

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

	Years Ended December 31,
Benefit Plan Disclosures	2014	2013	2012
	(amounts in thousands)

Deferred compensation
Beginning of period balance	$10,459	$8,377	$6,824
Employee compensation deferrals	420	369	805
Employee compensation payments	(734)	(297)	(210)
Increase (decrease) in plan fair value	872	2,010	958

End of period balance	$11,017	$10,459	$8,377

401(k) Savings Plan

The Company has a savings plan which is intended to be qualified under Section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan, available to all eligible employees, and allows participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The Company’s discretionary matching contribution is subject to certain conditions.

The following table presents for the periods indicated the Company’s contribution to the 401(k) Plan:

	Years Ended December 31,
	2014	2013	2012
	(amounts in thousands)
401(k) savings plan expense	$803	$851	$881

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Of Financial Instruments Subject To Fair Value Measurements

The Company has determined the types of financial assets and liabilities subject to fair value measurement are: (1) certain tangible and intangible assets subject to impairment testing as described in Note 4; (2) financial instruments as described in Note 8; (3) interest rate derivative transactions as described under Note 10; (4) deemed deferred compensation plans as described in Note 16; and (5) lease abandonment liabilities as described in Note 19.

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

	Value Measurements At Reporting Date
	December 31,
Description	2014	2013
	(amounts in thousands)
Liabilities
Deferred compensation - Level 1 (1)	$11,017	$10,459

(1)	The Company’s deferred compensation liability, which is included in other long-term liabilities, is recorded at fair value on a recurring basis. The unfunded plan allows participants to hypothetically invest in various specified investment options. The deferred compensation plan liability is valued based on quoted market prices of the underlying investments.

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

For 2014

The Company reviewed the fair value of its broadcasting licenses, goodwill and net property and equipment and other intangibles, and concluded that these assets were not impaired as the fair value of these assets equaled or exceeded their carrying values.

For 2013

The Company reviewed the fair value of its broadcasting licenses, goodwill and net property and equipment and other intangibles (except as described below), and concluded that these assets were not impaired as the fair value of these assets equaled or exceeded their carrying values.

During the second quarter of 2013, the Company determined that land it had reclassified as held for sale was in excess of the fair value less the cost to sell. As of June 30, 2013, the Company measured $2.1 million of land held for sale using significant unobservable inputs (Level 3) and recorded an impairment loss of $0.9 million. This land was later sold in October 2014.

For 2012

During the second quarter of 2012, the Company reviewed the fair value of its broadcasting licenses, goodwill and net property and equipment and other intangibles, and concluded that except as described below, the fair value of these assets equaled or exceeded their carrying values.

As of June 30, 2012, the Company measured $100.5 million of radio broadcasting licenses using significant unobservable inputs (Level 3) and recorded an impairment loss of $22.3 million.

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

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)

Credit Facility (1)	$262,000	$261,345	$299,500	$301,559

Senior Notes (2)	$217,929	$237,134	$217,624	$248,635

Letters of credit (3)	$620		$370

The following methods and assumptions were used to estimate the fair value of financial instruments:

(1)	The Company’s determination of the fair value of the Credit Facility was based on quoted prices for this instrument and is considered a Level 2 measurement.
(2)	The Company utilizes a Level 2 valuation input based upon the market trading prices of the Senior Notes to compute the fair value as these Senior Notes are traded in the debt securities market.
(3)	The Company does not believe it is practicable to estimate the fair value of the outstanding standby letters of credit and does not expect any material loss since the performance of the letters of credit is not likely to be required.

18. ASSETS HELD FOR SALE

Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. As of December 31, 2014, the Company classified $0.9 million as assets held for sale, which primarily reflects land and a building that the Company formerly used as its main studio facility in one of its markets and a co-located tower/antenna structure for two of its AM radio stations that the Company plans to relocate to other suitable sites.

As of December 31, 2013, $1.9 million of land at a former transmitter site was reflected as held for sale. In October 2014, the Company completed the sale of this land.

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

Acquisitions For 2014 and 2013

There were no acquisitions during these periods.

Acquisition For 2012

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

Including this acquisition, the Company owns four radio stations in the San Francisco market and one station in the San Jose market. Management believes that the addition of KBLX-FM to the Company’s cluster of existing stations in this market has allowed the Company to compete more effectively by sharing certain synergies in sales, programming and administration.

Acquisition Related Lease Abandonment Costs

During the second quarter of 2013, the Company entered into a sublease for previously abandoned studio space. As a result, the Company eliminated a lease abandonment liability of $0.7 million and recorded a reduction to station operating expenses of $0.6 million, net of broker’s commission. The lease expires during the third quarter of 2018.

20. CONTINGENCIES AND COMMITMENTS

Contingencies

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial position, results of operations or cash flows.

Insurance

The Company uses a combination of insurance and self-insurance mechanisms to mitigate the potential liabilities for workers’ compensation, general liability, property, directors’ and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering claims experience, demographic factors, severity factors, outside expertise and other actuarial assumptions. Under these policies, the Company is required to maintain letters of credit in the amount of $0.6 million.

Broadcast Licenses

The Company could face increased costs in the form of fines and a greater risk that the Company could lose any one or more of its broadcasting licenses if the Federal Communications Commission (the “FCC”) concludes that programming broadcast by a Company station was obscene, indecent or profane and such conduct warrants license revocation. The FCC’s authority to impose a fine for the broadcast of such material is $325,000 for a single incident, with a maximum fine of up to $3,000,000 for a continuing violation. In the past, the FCC has issued Notices of Apparent Liability and a Forfeiture Order with respect to several of the Company’s stations proposing fines for certain programming which the FCC deemed to have been indecent. These cases are the subject of pending administrative appeals. The FCC has also investigated other complaints from the public that some of the Company’s stations broadcast indecent programming. These investigations remain pending. The FCC initiated an investigation into an incident where a person died in January 2007 after participating in a contest at one of the Company’s stations and this investigation remains pending. The Company has determined that, at this time, the amount of potential fines and penalties, if any, is not fixed or determinable.

The Company has filed, on a timely basis, renewal applications for those radio stations with radio broadcasting licenses that are subject to renewal with the FCC. The Company’s costs to renew its licenses with the FCC are nominal and are expensed as incurred rather than capitalized. Twelve of our FCC radio station license renewal applications made in the most recent 2011-2014 renewal period remain pending. Of these, eight have been pending since the prior 2003-2006 renewal period. The Company continues to operate these radio stations under their existing licenses until the licenses are renewed. The FCC may delay the renewal pending the resolution of open inquiries. The affected stations are, however, authorized to continue operations until the FCC acts upon the renewal applications.

Commitments

Pending Acquisition

On December 7, 2014, the Company entered into a Stock Purchase Agreement (“SPA”) agreement with The Lincoln National Life Insurance Company to acquire the stock of one of its subsidiaries that holds the assets and liabilities of 15 radio stations serving the Atlanta, Denver, Miami and San Diego radio markets. The purchase price is $105.0 million of which $77.5 million will be paid in cash and $27.5 million will be paid with the Company’s perpetual convertible preferred stock. Other than in Denver, the Company does not currently operate any stations in these markets. The SPA provides for a step-up in basis for tax purposes. Merger and acquisition related costs of $1.0 million were expensed as a separate line item in the statement of operations for 2014. Subject to regulatory approval, the Company expects to complete this transaction during the second half of 2015.

Concurrently with entering into the SPA, the Company also entered into a TBA. During the period of the TBA, which terminates upon the closing of this transaction, the Company will include the net revenues, station operating expenses and TBA fees associated with operating these stations in the Company’s consolidated financial statements. Depending on the timing of closing, the Company could incur in 2015 up to $7.0 million annually in TBA fees, which increases by $1.5 million each year over the following three years. The payment of the TBA fees is in exchange for the Company’s retention of the operating profits or losses from the operation of these stations during the TBA period.

Upon commencement of the TBA, the Company believes that Lincoln is a VIE and that the Company is the primary beneficiary as the Company may absorb the profits and losses from the operation of the VIE during the period of the TBA. Effective upon the commencement of the TBA, the Company expects to consolidate the assets and liabilities of the VIE within its consolidated financial statements, using fair values for the assets and liabilities as if the Company had closed on this transaction. The equity investment by Lincoln in the VIE would be reflected as a non-controlling interest. The assets of the Company’s consolidated VIE can only be used to settle the obligations of the VIE, and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. There is a lack of recourse by the beneficial interest holders of the VIE against the Company’s general creditors.

Other Matters

During the third quarter of 2014, the Company settled a legal claim of $1.0 million. This amount was included in corporate general and administrative expenses for 2014.

Leases And Other Contracts

Rental expense is incurred principally for office and broadcasting facilities. Certain of the leases contain clauses that provide for contingent rental expense based upon defined events such as cost of living adjustments and/or maintenance costs in excess of pre-defined amounts. For the period prior to July 1, 2013, rental expense does not include any payments made in connection with financing method lease obligations as described under Note 9, Tower Sale And Leaseback.

The following table provides the Company’s rent expense for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
	(amounts in thousands)

Rent Expense	$14,556	$13,226	$12,748

The Company also has various commitments under the following types of contracts: (1) rent under operating leases; (2) rent under a sale and leaseback agreement; (3) sports programming; (4) on-air talent; and (5) other contracts with aggregate minimum annual commitments as of December 31, 2014 as follows:

	Future Minimum Annual Commitments
	Rent Under Operating Leases	Sale Leaseback Operating Leases	Programming And Related Contracts	Total
	(amounts in thousands)
Years ending December 31,
2015	$13,398	$817	$73,466	$87,681
2016	13,195	840	61,684	75,719
2017	12,282	865	20,882	34,029
2018	10,222	891	4,238	15,351
2019	8,892	918	915	10,725
Thereafter	25,019	10,637	516	36,172

	$83,008	$14,968	$161,701	$259,677

21. GUARANTOR ARRANGEMENTS

Guarantor Arrangements

The Company recognizes, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The following is a summary of agreements that the Company has determined are within the scope of guarantor arrangements:

•	The Company enters into indemnification agreements in the ordinary course of business. Under these agreements, the Company typically indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes that the estimated fair value of these agreements is minimal. Accordingly, the Company has not recorded liabilities for these agreements as of December 31, 2014.

•	Under the Company’s Credit Facility, the Company is required to reimburse lenders for any increased costs that they may incur in the event of a change in law, rule or regulation resulting in their reduced returns from any change in capital requirements. The Company cannot estimate the potential amount of any future payment under this provision, nor can the Company predict if such an event will ever occur.

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

Effectively all of Radio’s assets are subject to these distribution limitations to the Parent Company.

The following tables set forth the condensed financial data (other than the statements of shareholders’ equity and statements of comprehensive income as these statements are not condensed) of the Parent Company:

•	the balance sheets as of December 31, 2014 and 2013;

•	the statements of operations for the years ended December 31, 2014, 2013 and 2012;

•	the statements of shareholders’ equity for the years ended December 31, 2014, 2013 and 2012; and

•	the statements of cash flows for the years ended December 31, 2014, 2013 and 2012.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED PARENT COMPANY BALANCE SHEETS

(amounts in thousands)

	2014	2013
ASSETS

Current Assets	$6,446	$4,330
Property And Equipment - Net	495	727
Deferred Charges And
Other Assets - Net	2,233	2,564
Investment In Subsidiaries / Intercompany	360,091	328,116

TOTAL ASSETS	$369,265	$335,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$14,041	$11,317
Long Term Liabilities	26,203	26,027

Total Liabilities	40,244	37,344

Shareholders’ Equity:
Class A, B and C Common Stock	391	385
Additional Paid-In Capital	608,515	604,721
Accumulated Deficit	(279,885)	(306,713)

Total shareholders’ equity	329,021	298,393

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$369,265	$335,737

See notes to condensed Parent Company financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED PARENT COMPANY INCOME STATEMENTS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2014	2013	2012

NET REVENUES	$1,309	$615	$659

OPERATING (INCOME) EXPENSE:
Depreciation and amortization expense	1,217	1,122	920
Corporate general and administrative expenses	26,463	24,229	25,717
Merger and acquisition costs	1,042	—	—
Net (gain) loss on sale or disposal of assets	(601)	(1,954)	—

Total operating expense	28,121	23,397	26,637

OPERATING INCOME (LOSS)	(26,812)	(22,782)	(25,978)

Net interest expense, including amortization of deferred financing expense	15	1	(46)
Other expense (income)	—	(165)	(118)
Income from equity investment in subsidiaries	(73,561)	(71,118)	(49,556)

TOTAL OTHER (INCOME) EXPENSE	(73,546)	(71,282)	(49,720)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	46,734	48,500	23,742

INCOME TAXES (BENEFIT)	19,911	22,476	12,474

NET INCOME (LOSS)	$26,823	$26,024	$11,268

See notes to condensed Parent Company financial statements.

ENTERCOM COMMUNICATIONS CORP.

PARENT COMPANY STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(amounts in thousands, except share data)

						Retained
	Common Stock				Additional	Earnings
	Class A		Class B		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, December 31, 2011	31,044,001	$310	7,197,532	$72	$597,327	$(344,021)	$253,688
Net income (loss)	—	—	—	—	—	11,268	11,268
Compensation expense related to granting of stock awards	280,072	3	—	—	5,751	—	5,754
Exercise of stock options	101,350	1	—	—	134	—	135
Purchase of vested employee restricted stock units	(199,376)	(2)	—	—	(1,365)	—	(1,367)
Forfeitures of dividend equivalents	—	—	—	—	—	16	16

Balance, December 31, 2012	31,226,047	312	7,197,532	72	601,847	(332,737)	269,494
Net income (loss)	—	—	—	—	—	26,024	26,024
Compensation expense related to granting of stock awards	96,560	1	—	—	4,269	—	4,270
Exercise of stock options	171,625	2	—	—	243	—	245
Purchase of vested employee restricted stock units	(186,038)	(2)	—	—	(1,638)	—	(1,640)

Balance, December 31, 2013	31,308,194	313	7,197,532	72	604,721	(306,713)	298,393
Net income (loss)	—	—	—	—	—	26,823	26,823
Compensation expense related to granting of stock awards	638,102	7	—	—	5,225	—	5,232
Exercise of stock options	57,500	—	—	—	82	—	82
Purchase of vested employee restricted stock units	(141,502)	(1)	—	—	(1,513)	—	(1,514)
Forfeitures of dividend equivalents	—	—	—	—	—	5	5

Balance, December 31, 2014	31,862,294	$319	7,197,532	$72	$608,515	$(279,885)	$329,021

See notes to Parent Company financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2014	2013 (1)	2012

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(21,652)	$(18,167)	$(16,074)

INVESTING ACTIVITIES:
Additions to property and equipment	(213)	(146)	(500)
Deferred charges and other assets	(481)	(468)	(842)
Proceeds (distributions) from investments in subsidiaries	23,610	20,208	18,712

Net cash provided by (used in) investing activities	22,916	19,594	17,370

FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	82	245	135
Purchase of vested employee restricted stock units	(1,514)	(1,640)	(1,367)
Payment of dividend equivalents on vested restricted stock units	—	—	(43)

Net cash provided by (used in) financing activities	(1,432)	(1,395)	(1,275)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(168)	32	21
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	301	269	248

CASH AND CASH EQUIVALENTS, END OF YEAR	$133	$301	$269

See notes to condensed Parent Company financial statements.

(1)	Revisions to the year 2013 were made to correct a classification error in the Investing Activities section of the Condensed Parent Company Statement of Cash Flows. The amounts reported in additions to property and equipment, deferred charges and other assets, and proceeds (distributions) from investment in subsidiaries were changed, but there was no impact on the caption total reported.

Accounting Policies

The Parent Company follows the accounting policies as described in Note 2 except that the Parent Company accounts for its investment in its subsidiaries using the equity method.

Debt – For a discussion of debt obligations of the Company, refer to Note 8.

Other - For further information, reference should be made to the notes to the consolidated financial statements of the Company.

22. SUBSEQUENT EVENTS

Events occurring after December 31, 2014, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included.

23. SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)

The following table presents unaudited operating results for each quarter within the two most recent years. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the following quarterly results when read in conjunction with the financial statements included elsewhere in this report. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year. The Company’s financial results are also not comparable from quarter to quarter due to: (1) the seasonality of revenues, with revenues usually the lowest in the first quarter of each year; (2) the modifications to the Company’s Credit Facility during the fourth quarter of 2013 that reduced interest rates on outstanding debt resulting in a decrease to interest expense, as described in Note 8, Long-Term Debt; and (3) the settlement of a legal claim during the third quarter of 2014.

	Quarters Ended
	December 31	September 30	June 30	March 31
	(amounts in thousands, except per share data)
2014
Net revenues	$101,513	$99,840	$100,201	$78,235
Operating income	$28,531	$21,205	$23,916	$11,924
Net income (loss)	$10,850	$6,473	$8,137	$1,363
Basic net income (loss) per common share (1)	$0.29	$0.17	$0.22	$0.04

Weighted average basic common shares outstanding	37,779	37,693	37,687	37,660

Diluted net income (loss) per common share (1)	$0.28	$0.17	$0.21	$0.04

Weighted average diluted common and common equivalent shares outstanding	38,730	38,482	38,446	38,501

	Quarters Ended
	December 31	September 30	June 30	March 31
	(amounts in thousands, except per share data)
2013
Net revenues	$99,583	$98,436	$101,239	$78,360
Operating income	$29,241	$23,286	$28,268	$11,772
Net income (loss)	$9,507	$6,875	$9,893	$(251)
Basic net income (loss) per common share (1)	$0.25	$0.18	$0.26	$(0.01)

Weighted average basic common shares outstanding	37,471	37,386	37,344	37,138

Diluted net income (loss) per common share (1)	$0.25	$0.18	$0.26	$(0.01)

Weighted average diluted common and common equivalent shares outstanding	38,336	38,153	38,103	37,138

(1)	Basic and diluted net income per share is computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly per share amounts may not equal the annual per share amounts reported.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bala Cynwyd, Pennsylvania, on March 2, 2015.

ENTERCOM COMMUNICATIONS CORP.

By:	/s/ DAVID J. FIELD
David J. Field, President, Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

Principal Executive Officer:

/s/ DAVID J. FIELD	President, Chief Executive Officer and a Director	March 2, 2015
David J. Field

Principal Financial Officer:

/s/ STEPHEN F. FISHER	Executive Vice President and Chief Financial Officer	March 2, 2015
Stephen F. Fisher

Principal Accounting Officer:

/s/ EUGENE D. LEVIN	Vice President, Treasurer and Controller	March 2, 2015
Eugene D. Levin

Directors:

/s/ JOSEPH M. FIELD	Chairman of the Board	March 2, 2015
Joseph M. Field

/s/ DAVID J. BERKMAN	Director	March 2, 2015
David J. Berkman

/s/ JOEL HOLLANDER	Director	March 2, 2015
Joel Hollander

/s/ MARK R. LANEVE	Director	March 2, 2015
MARK R. LANEVE

/s/ ROBERT S. WIESENTHAL	Director	March 2, 2015
Robert S. Wiesenthal

INDEX TO EXHIBITS

Exhibit Number	Description

3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)

4.01	Credit Agreement, dated as of November 23, 2011, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (3) (Originally filed as Exhibit 4.1)

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

4.04	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. (3) (Originally filed as Exhibit 4.2)

4.05	Form of Note. (3) (Originally filed as Exhibit 4.3)

10.01	Amended and Restated Employment Agreement, dated December 23, 2010, between Entercom Communications Corp. and David J. Field. (7) (Originally filed as Exhibit 10.01)

10.02	Employment Agreement, dated July 1, 2007, between Entercom Communications Corp. and Joseph M. Field. (8)

10.03	First Amendment To Employment Agreement, dated December 15, 2008, between Entercom Communications Corp. and Joseph M. Field. (9)

10.04	Amended and Restated Employment Agreement, dated February 11, 2014, between Entercom Communications Corp. and Stephen F. Fisher. (10)

10.05	Employment Agreement, dated as of January 1, 2013 between Entercom Communications Corp. and Andrew P. Sutor, IV. (11)

10.06	Employment Agreement, dated June 12, 2013, between Entercom Communications Corp. and Louise Kramer. (12)

10.07	Entercom Non-Employee Director Compensation Policy adopted February 19, 2015. (13)

10.08	Stock Purchase Agreement, dated December 7, 2014, by and among The Lincoln National Life Insurance Company, Entercom Communications Corp. and Entercom Radio, LLC. (14)

10.09	Amended and Restated Entercom Equity Compensation Plan. (15)

10.10	Entercom Annual Incentive Plan. (16)

21.01	Information Regarding Subsidiaries of Entercom Communications Corp. (6)

23.01	Consent of PricewaterhouseCoopers LLP. (6)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (6)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (6)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (17)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (17)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Exhibit 3.01 to our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.01 to our Current Report on Form 8-K filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on November 25, 2011.
(4)	Incorporated by reference to Exhibit 4.02 to our Annual Report on Form 10-K for the year ended December 31, 2012, as filed on February 27, 2013.
(5)	Incorporated by reference to Exhibit 4.03 to our Annual Report on Form 10-K for the year ended December 31, 2013, as filed on March 3, 2014.
(6)	Filed herewith.
(7)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2010, as filed on February 9, 2011.
(8)	Incorporated by reference to Exhibit 10.02 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2007, as filed on November 21, 2007.
(9)	Incorporated by reference to Exhibit 10.04 to our Annual Report on Form 10-K for the year ended December 31, 2008, as filed on February 26, 2009.
(10)	Incorporated by reference to Exhibit 10.01 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as filed on May 9, 2014.
(11)	Incorporated by reference to Exhibit 10.01 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as filed on May 9, 2013.
(12)	Incorporate by reference to Exhibit 10.01 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as filed on August 7, 2013.
(13)	Incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K filed on February 19, 2015.
(14)	Incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K filed on December 9, 2014.
(15)	Incorporated by reference to Exhibit A to our Proxy Statement on Schedule 14A filed on March 18, 2011.
(16)	Incorporated by reference to Exhibit B to our Proxy Statement on Schedule 14A filed on March 24, 2008.
(17)	These exhibits are submitted as “accompanying” this Annual Report on Form 10-K and shall not be deemed to be “filed” as part of such Annual Report on Form 10-K.