Form 10-Q
period 2015-03-31
ENTERCOM COMMUNICATIONS CORP
filed 2015-05-05
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock, $0.01 par value – 32,404,168 Shares Outstanding as of April 24, 2015

(Class A Shares Outstanding include 1,555,137 unvested and vested but deferred restricted stock units)

Class B common stock, $0.01 par value – 7,197,532 Shares Outstanding as of April 24, 2015.

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

Key risks to our company are described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2015 and as may be supplemented by the risks described under Part II, Item 1A, of our quarterly reports on Form 10-Q and in our Current Reports on Form 8-K.

ii

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	MARCH 31, 2015	DECEMBER 31, 2014
ASSETS:
Cash	$46,580	$31,540
Accounts receivable, net of allowance for doubtful accounts	58,779	70,249
Prepaid expenses, deposits and other	7,423	5,937
Prepaid and refundable federal and state income taxes	30	30
Deferred tax assets	2,248	2,248

Total current assets	115,060	110,004
Net property and equipment	44,955	44,662
Radio broadcasting licenses	718,992	718,992
Goodwill	38,850	38,850
Assets held for sale	868	868
Deferred charges and other assets, net of accumulated amortization	12,166	13,239

TOTAL ASSETS	$930,891	$926,615

LIABILITIES:
Accounts payable	$214	$324
Accrued expenses	14,213	13,938
Other current liabilities	18,823	13,499
Long-term debt, current portion	31,260	3,000

Total current liabilities	64,510	30,761

Long-term debt, net of current portion	448,001	476,929
Deferred tax liabilities	63,531	63,470
Other long-term liabilities	26,117	26,434

Total long-term liabilities	537,649	566,833

Total liabilities	602,159	597,594

CONTINGENCIES AND COMMITMENTS
SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	396	391
Additional paid-in capital	608,314	608,515
Accumulated deficit	(279,978)	(279,885)

Total shareholders’ equity	328,732	329,021

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$930,891	$926,615

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED
	2015	2014
NET REVENUES	$78,420	$78,235

OPERATING EXPENSE:
Station operating expenses, including non-cash compensation expense	59,367	57,961
Depreciation and amortization expense	1,955	1,974
Corporate general and administrative expenses, including non-cash compensation expense	6,279	6,416
Merger and acquisition costs	1,723	—
Net (gain) loss on sale or disposal of assets	(157)	(40)

Total operating expense	69,167	66,311

OPERATING INCOME (LOSS)	9,253	11,924

OTHER (INCOME) EXPENSE:
Net interest expense	9,279	9,903
Other expense (income)	—	(55)

TOTAL OTHER EXPENSE	9,279	9,848

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(26)	2,076
INCOME TAXES (BENEFIT)	67	713

NET INCOME (LOSS)	$(93)	$1,363

NET INCOME (LOSS) PER SHARE—BASIC	$—	$0.04

NET INCOME (LOSS) PER SHARE—DILUTED	$—	$0.04

WEIGHTED AVERAGE SHARES:
Basic	38,026,469	37,660,123

Diluted	38,026,469	38,501,319

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2015 AND YEAR ENDED DECEMBER 31, 2014

(amounts in thousands, except share data)

(unaudited)

						Retained
	Common Stock				Additional	Earnings
	Class A		Class B		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, December 31, 2013	31,308,194	$313	7,197,532	$72	$604,721	$(306,713)	$298,393
Net income (loss)	—	—	—	—	—	26,823	26,823
Compensation expense related to granting of stock awards	638,102	7	—	—	5,225	—	5,232
Exercise of stock options	57,500	—	—	—	82	—	82
Purchase of vested employee restricted stock units	(141,502)	(1)	—	—	(1,513)	—	(1,514)
Forfeitures of dividend equivalents	—	—	—	—	—	5	5

Balance, December 31, 2014	31,862,294	319	7,197,532	72	608,515	(279,885)	329,021
Net income (loss)	—	—	—	—	—	(93)	(93)
Compensation expense related to granting of stock awards	632,102	6	—	—	1,105	—	1,111
Exercise of stock options	8,750	—	—	—	31	—	31
Purchase of vested employee restricted stock units	(113,234)	(1)	—	—	(1,337)	—	(1,338)

Balance, March 31, 2015	32,389,912	$324	7,197,532	$72	$608,314	$(279,978)	$328,732

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$(93)	$1,363
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,955	1,974
Amortization of deferred financing costs (including original issue discount)	789	1,160
Net deferred taxes (benefit) and other	67	713
Provision for bad debts	274	299
Net (gain) loss on sale or disposal of assets	(157)	(37)
Non-cash stock-based compensation expense	1,111	1,208
Deferred rent	160	238
Unearned revenue—long-term	—	(21)
Deferred compensation	480	400
Accretion expense, net of asset retirement obligation adjustments	4	6
Other income	—	(55)
Changes in assets and liabilities:
Accounts receivable	11,196	10,751
Prepaid expenses and deposits	(1,487)	(2,434)
Accounts payable and accrued liabilities	78	264
Accrued interest expense	5,758	5,673
Accrued liabilities—long-term	(913)	(661)
Prepaid expenses—long-term	116	200

Net cash provided by (used in) operating activities	19,338	21,041

INVESTING ACTIVITIES:
Additions to property and equipment	(1,994)	(1,633)
Proceeds from sale of property, equipment, intangibles and other assets	7	15
Deferred charges and other assets	(254)	(415)
Proceeds from investments and capital projects	—	55

Net cash provided by (used in) investing activities	(2,241)	(1,978)

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2015	2014
FINANCING ACTIVITIES:
Borrowing under the revolving senior debt	—	2,500
Payments of long-term debt	(750)	(27,000)
Proceeds from the exercise of stock options	31	26
Purchase of vested employee restricted stock units	(1,338)	(890)

Net cash provided by (used in) financing activities	(2,057)	(25,364)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,040	(6,301)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	31,540	12,231

CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,580	$5,930

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,861	$3,070

Income taxes	$16	$1

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

This Form 10-Q should be read in conjunction with the financial statements and related notes included in the Company’s audited financial statements as of and for the year ended December 31, 2014 and filed with the SEC on March 2, 2015, as part of the Company’s Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

There have been no material changes from Note 2, Significant Accounting Policies, as described in the notes to the Company’s financial statements contained in its Form 10-K for the year ended December 31, 2014 that was filed with the SEC on March 2, 2015.

Recent Accounting Pronouncements

All new accounting pronouncements that are in effect that may impact the Company’s financial statements have been implemented. The Company does not believe that there are any other new accounting pronouncements that have been issued, other than a few of those listed below or those included in the notes to the Company’s financial statements contained in its Form 10-K for the year ended December 31, 2014 that was filed with the SEC on March 2, 2015, that might have a material impact on the Company’s financial position, results of operations or cash flows.

Fees Paid In A Cloud Computing Arrangement

In April 2015, the accounting guidance was revised to identify when a cloud computing service includes a software license that is to be capitalized and treated consistently with the acquisition of other software licenses. This guidance is effective for the Company as of January 1, 2016. The Company is currently evaluating this guidance, but does not anticipate it will have a material impact on its financial statements.

Debt Issuance Costs

In April 2015, the accounting guidance was amended to modify the presentation of debt issuance costs on the balance sheet by requiring that all costs, including incremental third party costs, be reflected as an offset to the associated debt liability rather than as a deferred charge. This guidance is effective for the Company as of January 1, 2016. The impact of this guidance to the Company will be for balance sheet presentation purposes only and will have no impact on the Company’s results of operations, cash flows or financial condition.

Consolidation

In February 2015, the accounting guidance for consolidation was amended that revises the analysis and reduces the need to consolidate certain entities. This guidance is effective for the Company as of January 1, 2016. The Company does not anticipate that this accounting guidance will have any material effect on the Company’s results of operations, cash flows or financial condition.

2. INTANGIBLE ASSETS AND GOODWILL

Goodwill and certain intangible assets are not amortized for book purposes, however, they may be amortized for tax purposes. The Company accounts for its acquired broadcasting licenses as indefinite-lived intangible assets and, similar to goodwill, these assets are reviewed at least annually for impairment. At the time of each review, if the fair value is less than the carrying value of goodwill and certain intangibles (such as broadcasting licenses), then a charge is recorded to the results of operations.

There was no change in the carrying value of broadcasting licenses or goodwill since the year ended December 31, 2014.

Broadcasting Licenses Impairment Test

The Company performs its annual broadcasting license impairment test during the second quarter of each year by evaluating its broadcasting licenses for impairment at the market level using the direct method.

There were no events or circumstances since the Company’s prior year second quarter annual broadcasting licenses test that required the Company to re-test the carrying value of its broadcasting licenses.

Goodwill Impairment Test

The Company performs its annual goodwill impairment test during the second quarter of each year by assessing goodwill in each of the Company’s markets after determining that a radio market is a reporting unit.

There were no events or circumstances since the Company’s prior year second quarter annual goodwill test that required the Company to re-test the carrying value of its goodwill.

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

3. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	March 31,	December 31,
	2015	2014
	(amounts in thousands)
Accrued compensation	$4,852	$5,783
Accounts receivable credits	2,997	2,398
Advertiser obligations	1,090	928
Accrued interest payable	8,535	2,777
Other	1,349	1,613

Total other current liabilities	$18,823	$13,499

4. LONG-TERM DEBT

(A) Senior Debt

The Credit Facility

As of March 31, 2015, the amount outstanding under the term loan component (the “Term B Loan”) of the Company’s senior secured credit facility (the “Credit Facility”) was $261.3 million and no amount was outstanding under the revolving credit facility component (the “Revolver”) of the Credit Facility. The maximum available amount under the Revolver, which includes the impact of outstanding letters of credit, was $49.4 million as of March 31, 2015. The amount of the Revolver actually available to the Company is a function of covenant compliance at the time of borrowing.

On November 23, 2011, the Company entered into a credit agreement with a syndicate of lenders for a $425 million Credit Facility that was initially comprised of: (a) a $50 million Revolver that matures on November 23, 2016; and (b) a $375 million Term B Loan that matures on November 23, 2018.

The Term B Loan requires mandatory prepayments equal to 50% of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs depending on the Consolidated Leverage Ratio. The Excess Cash Flow payment is due in the first quarter of each year for the prior year. An estimate of this payment that is due next year, net of any prepayments made through March 31, 2015, is included under the current portion of long-term debt. The Company expects to fund the payment using cash from operating activities.

As of March 31, 2015, the Company is in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenants is highly dependent on its results of operations. Management believes that over the next 12 months the Company can continue to maintain compliance. The Company’s operating cash flow is positive, and management believes that it is adequate to fund the Company’s operating needs. The Company has not been required to rely upon, and the Company does not anticipate being required to rely upon, the Revolver to fund its operations. Management believes that cash on hand and cash from operating activities, together with available borrowings under the Revolver, will be sufficient to permit the Company to meet its liquidity requirements over the next 12 months, including its debt repayments.

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

As of March 31, 2015, the Company’s Consolidated Leverage Ratio was 4.5 times versus a covenant limit of 5.25 times and the Consolidated Interest Coverage Ratio was 2.9 times versus a covenant minimum of 1.75 times. These covenants become more restrictive over time.

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

(C) Net Interest Expense

The components of net interest expense are as follows:

	Net Interest Expense
	Three Months Ended
	March 31,
	2015	2014
	(amounts in thousands)
Interest expense	$8,490	$8,743
Amortization of deferred financing costs	707	1,087
Amortization of original issue discount of senior notes	82	73

Total net interest expense	$9,279	$9,903

5. SHARE-BASED COMPENSATION

Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.

Restricted Stock Units (“RSUs”) Activity

The following is a summary of the changes in RSUs under the Plan during the current period:

		Number		Weighted	Aggregate
		Of	Weighted	Average	Intrinsic
		Restricted	Average	Remaining	Value As Of
		Stock	Purchase	Contractual	March 31,
	Period Ended	Units	Price	Term (Years)	2015
RSUs outstanding as of:	December 31, 2014	1,258,685
RSUs awarded		645,601
RSUs released		(336,229)
RSUs forfeited		(13,499)

RSUs outstanding as of:	March 31, 2015	1,554,558	$—	1.7	$18,887,880

RSUs vested and expected to vest as of:	March 31, 2015	1,414,787	$—	1.6	$16,161,731

RSUs exercisable (vested and deferred) as of:	March 31, 2015	84,603	$—	—	$1,027,926

Weighted average remaining recognition period in years		2.4

Unamortized compensation expense, net of estimated forfeitures		$10,435,775

RSUs With Service And Market Conditions

During the first quarters of 2015 and 2014, the Company issued RSUs with service and market conditions that are included in the above table. These shares vest if: (1) the Company’s stock achieves certain shareholder performance targets over a defined measurement period; and (2) the employee fulfills a minimum service period. The compensation expense is recognized even if the market conditions are not satisfied and are only reversed in the event the service period is not met, as all of the conditions need to be satisfied. These RSUs, which are included in the RSU activity table, are amortized over the longest of the explicit, implicit or derived service periods, which is one to two years.

The following table presents the changes in outstanding RSUs with market conditions:

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
	2015	2014
	(amounts in thousands, except per share data)
Reconciliation Of RSUs With Market Conditions
Beginning of period balance	290	—
Number of RSUs granted	165	290
Number of RSUs forfeited	—	—
Number of RSUs vested	(193)	—

End of period balance	262	290

Average fair value of RSUs issued with market conditions	$8.39	$6.90

The fair value of RSUs with service conditions is estimated using the Company’s stock price on the date of the grant. To determine the fair value of RSUs with service and market conditions, the Company used the Monte Carlo simulation lattice model. The Company’s determination of the fair value was based on the number of shares granted, the Company’s stock price on the date of grant and certain assumptions regarding a number of highly complex and subjective variables. If other reasonable assumptions were used, the results could differ.

The specific assumptions used for this valuation are as follows:

	Three Months Ended
	March 31,	March 31,
	2015	2014
Expected Volatility Structure (1)	34% to 39%	39% to 51%
Risk Free Interest Rate (2)	0.1% to 1.1%	0.1% to 0.4%
Dividend Yield (3)	0.0%	0.0%

(1)	Expected Volatility Term Structure—The Company estimated the volatility term structure using: (1) the historical volatility of its stock; and (2) the implied volatility provided by its traded options from a trailing month’s average of the closing bid-ask price quotes.
(2)	Risk-Free Interest Rate—The Company estimated the risk-free interest rate based upon the implied yield available on U.S. Treasury issues using the Treasury bond rate as of the date of grant.
(3)	Dividend Yield—The Company calculated the dividend yield at the time of grant based upon the Company’s most recent history of not paying a dividend on its common stock.

RSUs With Performance Conditions

In addition to the RSUs included in the table above summarizing the changes in RSUs under the Plan, the Company issued eleven thousand RSUs during 2014 with performance conditions at an average fair market value of $9.60 per share. As of March 31, 2015, three thousand RSUs expired unvested.

Vesting of performance-based awards, if any, will be dependent upon the achievement of certain performance targets. If the performance standards are not achieved, all unvested shares will expire and any accrued expense will be reversed. The Company determines the requisite service period on a case-by-case basis to determine the expense recognition period for non-vested performance based RSUs. The fair value is determined based upon the closing price of the Company’s common stock on the date of grant.

The Company applies a quarterly probability assessment in computing its non-cash compensation expense and any change in the estimate is reflected as a cumulative adjustment to expense in the quarter of the change.

As of March 31, 2015, no non-cash compensation expense was accrued and no performance RSUs vested.

Option Activity

The following table provides summary information related to the exercise of stock options:

	Three Months Ended March 31,
Option Exercise Data	2015	2014
	(amounts in thousands)
Intrinsic value of options exercised	$72	$135

Tax benefit from options exercised (1)	$27	$51

Cash received from exercise price of options exercised	$31	$26

(1)	Amount excludes impact from suspended income tax benefits and/or valuation allowances.

The following table presents the option activity during the current period under the Plan:

				Weighted	Intrinsic
			Weighted	Average	Value
			Average	Remaining	As Of
		Number Of	Exercise	Contractual	March 31,
	Period Ended	Options	Price	Term (Years)	2015
Options outstanding as of:	December 31, 2014	486,675	$2.11
Options granted		—	—
Options exercised		(8,750)	3.60
Options forfeited		—	—
Options expired		(1,000)	33.90

Options outstanding as of:	March 31, 2015	476,925	$2.02	3.9	$4,830,724

Options vested and expected to vest as of:	March 31, 2015	476,670	$2.02	3.9	$4,829,850

Options vested and exercisable as of:	March 31, 2015	473,175	$1.97	3.9	$4,817,862

Weighted average remaining recognition period in years		2.4

Unamortized compensation expense, net of estimated forfeitures		$15,338

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
		Number Of	Weighted		Number Of
		Options	Average	Weighted	Options	Weighted
Range Of		Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices		March 31,	Contractual	Exercise	March 31,	Exercise
From	To	2015	Life	Price	2015	Price
$1.34	$1.34	436,925	3.9	$1.34	436,925	$1.34
$2.02	$11.78	40,000	4.0	$9.46	36,250	$9.54

$1.34	$11.78	476,925	3.9	$2.02	473,175	$1.97

Recognized Non-Cash Stock-Based Compensation Expense

The following non-cash stock-based compensation expense, which is comprised primarily of RSUs, is included in each of the respective line items in our statement of operations:

	Three Months Ended
	March 31,
	2015	2014
	(amounts in thousands)
Station operating expenses	$177	$135
Corporate general and administrative expenses	934	1,073

Stock-based compensation expense included in operating expenses	1,111	1,208
Income tax benefit (1)	413	353

Net stock-based compensation expense	$698	$855

(1)	Amount excludes impact from suspended income tax benefits and/or valuation allowances.

6. NET INCOME (LOSS) PER COMMON SHARE

The following table presents the computations of basic and diluted net income (loss) per share:

	Three Months Ended
	March 31, 2015			March 31, 2014
	(amounts in thousands, except share and per share data)
	Net Income (Loss)	Shares	Net Income (Loss) Per Share	Net Income (Loss)	Shares	Net Income (Loss) Per Share
Basic net income (loss) per common share:	$(93)	38,026,469	$—	$1,363	37,660,123	$0.04

Impact of dilutive equity awards		—			841,196

Diluted net income (loss) per common share:	$(93)	38,026,469	$—	$1,363	38,501,319	$0.04

Incremental Shares Disclosed As Anti-Dilutive

The following table provides the incremental shares excluded as they were anti-dilutive under the treasury stock method:

	Three Months Ended
	March 31,
Impact Of Equity Awards	2015	2014
	(amounts in thousands, except per share data)
Dilutive or anti-dilutive for all potentially dilutive equivalent shares	anti-dilutive	dilutive

Excluded shares as anti-dilutive when reporting a net loss	935	—

Excluded shares as anti-dilutive under the treasury stock method:
Options	—	33

Price range of options: from	$—	$10.08

Price range of options: to	$—	$35.05

RSUs with service conditions	207	—

Excluded RSUs with service and market conditions as market conditions not met	262	290

Excluded RSUs with service and performance conditions as performance conditions not met	8	—

7. INCOME TAXES

Tax Rate For The Three Months Ended March 31, 2015

The effective income tax rate was not a meaningful percentage number for the three months ended March 31, 2015, which was impacted by discrete tax expense from: (1) legislation that increased the deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill; and (2) a tax benefit shortfall associated with share-based awards. The impact of discrete items to the income tax rate is typically substantially greater in the first quarter of the year as income before taxes is the lowest as compared to subsequent quarters.

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

Net Deferred Tax Assets And Liabilities

As of March 31, 2015 and December 31, 2014, net deferred tax liabilities were $61.3 million and $61.2 million, respectively. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

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

	Value Measurements At Reporting Date
	March 31,	December 31,
Description	2015	2014
	(amounts in thousands)
Liabilities
Deferred compensation—Level 1 (1)	$10,970	$11,017

(1)	The Company’s deferred compensation liability, which is included in other long-term liabilities, is recorded at fair value on a recurring basis. The unfunded plan allows participants to hypothetically invest in various specified investment options. The deferred compensation plan liability is valued based on quoted market prices of the underlying investments.

Fair Value Of Financial Instruments Subject To Disclosures

The carrying amount of the following assets and liabilities approximates fair value due to the short maturity of these instruments: (1) cash and cash equivalents; (2) accounts receivable; and (3) accounts payable, including accrued liabilities.

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	March 31,		December 31,
	2015		2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(amounts in thousands)
Credit Facility (1)	$261,250	$260,597	$262,000	$261,345

Senior Notes (2)	$218,011	$238,177	$217,929	$237,134

Letters of credit (3)	$620		$620

The following methods and assumptions were used to estimate the fair value of financial instruments:

(1)	The Company’s determination of the fair value of the Credit Facility was based on quoted prices for this instrument and is considered a Level 2 measurement.

(2)	The Company utilizes a Level 2 valuation input based upon the market trading prices of the Senior Notes to compute the fair value as these Senior Notes are traded in the debt securities market.

(3)	The Company does not believe it is practicable to estimate the fair value of the outstanding standby letters of credit and does not expect any material loss since the performance of the letters of credit is not likely to be required.

9. ASSETS HELD FOR SALE

Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. As of March 31, 2015, the Company classified $0.9 million as assets held for sale, which primarily reflects land and a building that the Company formerly used as its main studio facility in one of its markets and a co-located tower/antenna structure for two of its AM radio stations that the Company plans to relocate to other suitable sites.

10. CONTINGENCIES AND COMMITMENTS

Contingencies

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial position, results of operations or cash flows. There were no material changes from the contingencies listed in the Company’s Form 10-K, filed with the SEC on March 2, 2015.

Commitments

Pending Acquisition

On December 7, 2014, the Company entered into a Stock Purchase Agreement (“SPA”) with The Lincoln National Life Insurance Company to acquire the stock of one of its subsidiaries, Lincoln Financial Media Company (“Lincoln”), that indirectly holds the assets and liabilities of 15 radio stations serving the Atlanta, Denver, Miami and San Diego radio markets. The purchase price is $105.0 million of which $77.5 million will be paid in cash and $27.5 million will be paid with the Company’s new issuance of perpetual convertible preferred stock. Other than in Denver, the Company does not currently operate any stations in these markets. The SPA provides for a step-up in basis for tax purposes. Merger and acquisition related costs of $1.7 million were expensed as a separate line item in the statement of operations for the three months ended March 31, 2015.

The Department Of Justice (“DOJ”) is one of several agencies responsible for enforcing the federal antitrust laws. In connection with the Company’s acquisition of Lincoln, the Company filed the required notice with the DOJ in December 2014 (and refiled this notice in January 2015). In February 2015, the DOJ issued the Company a request for additional information and documentary material, often referred to as a “second request.”

Concurrently with entering into the SPA, the Company also entered into a time brokerage agreement (“TBA”). The TBA may only commence after the DOJ has completed its review of this transaction. During the period of the TBA, which terminates upon the closing of this transaction, the Company will include the net revenues, station operating expenses and TBA fees associated with operating these stations in the Company’s consolidated financial statements. The payment of the TBA fees is in exchange for the Company’s retention of the operating profits or losses from the operation of these stations during the TBA period.

Upon commencement of the TBA, the Company believes that Lincoln will be a variable interest entity (“VIE”) and that the Company will be the primary beneficiary as the Company may absorb the profits and losses from the operation of the VIE during the period of the TBA. Effective upon the commencement of the TBA, the Company expects to consolidate the assets and liabilities of the VIE within its consolidated financial statements, using fair values for the assets and liabilities as if the Company had closed on this transaction. The equity investment by Lincoln in the VIE would be reflected as a non-controlling interest. The assets of the Company’s consolidated VIE can only be used to settle the obligations of the VIE, and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. There is a lack of recourse by the beneficial interest holders of the VIE against the Company’s general creditors.

11. SUBSEQUENT EVENTS

Events occurring after March 31, 2015, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included.

ITEM 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2015. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Our results of operations during the relevant periods represent the operations of the radio stations owned or operated by us.

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

Results Of Operations For The Year-To-Date

The following significant factors affected our results of operations for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014:

During the first quarter of 2015, we incurred merger and acquisition costs of $1.7 million related to our pending acquisition from The Lincoln National Life Insurance Company of Lincoln Financial Media Company, one of its subsidiaries (“Lincoln”) that indirectly holds the assets and liabilities of 15 radio stations serving the Atlanta, Denver, Miami and San Diego radio markets.

Three Months Ended March 31, 2015 As Compared To The Three Months Ended March 31, 2014

	THREE MONTHS ENDED MARCH 31,
	2015	2014	% Change
	(dollars in millions)
NET REVENUES	$78.4	$78.2	0%
OPERATING EXPENSE:
Station operating expenses	59.4	58.0	2%
Depreciation and amortization expense	2.0	2.0	0%
Corporate general and administrative expenses	6.3	6.4	(2%)
Merger and acquisition costs	1.7	—	nmf
Other operating expenses	(0.2)	(0.1)	(100%)

Total operating expense	69.2	66.3	4%

OPERATING INCOME (LOSS)	9.2	11.9	(23%)

OTHER (INCOME) EXPENSE:
Net interest expense	9.2	9.9	(7%)
Other income and expense	—	(0.1)	100%

TOTAL OTHER EXPENSE	9.2	9.8	(6%)

INCOME (LOSS) BEFORE INCOME TAXES	—	2.1	(100%)

INCOME TAXES (BENEFIT)	0.1	0.7	(86%)

NET INCOME (LOSS)	$(0.1)	$1.4	(107%)

Net Revenues

Net revenues were flat as advertising demand continues to fluctuate and reflects the uneven performance of the general economy. Also, last year benefited from the influx of advertising from political candidates and groups primarily due to certain state and local elections during that period.

Net revenues increased the most for our stations in the Boston and Portland markets, offset by revenue decreases for our stations located in the Denver and Seattle markets.

Station Operating Expenses

Station operating expenses increased for the current year period primarily due to the continuing investment and development within our markets of SmartReach Digital, a digital marketing initiative that provides our customers with a broad range of marketing solutions.

Depreciation And Amortization Expense

Depreciation and amortization expense was flat as compared to the prior year.

Corporate General And Administrative Expenses

Corporate general and administrative expenses decreased primarily due to a decrease in non-cash compensation expense of $0.1 million.

Operating Income

Operating income decreased primarily due to merger and acquisition costs and increased station operating expenses.

Interest Expense

The decrease in interest expense was primarily due to lower outstanding debt upon which interest is computed as our variable interest rates remained consistent year over year.

Income Before Income Taxes (Benefit)

The decrease was primarily attributable to a decrease in operating income, offset by a decrease in interest expense.

Income Taxes (Benefit)

Tax Rate For The Three Months Ended March 31, 2015

The effective income tax rate was not a meaningful percentage number for the three months ended March 31, 2015, which was impacted by discrete tax expense from: (1) a recent state legislative change that increased the deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill; and (2) a tax benefit shortfall associated with share-based awards. The impact of discrete items to the income tax rate is typically substantially greater in the first quarter of the year as income before taxes is the lowest as compared to subsequent quarters.

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

Net Deferred Tax Liabilities

As of March 31, 2015 and December 31, 2014, our net deferred tax liabilities were $61.3 million and $61.2 million, respectively. The deferred tax liabilities primarily relate to differences between the book and tax bases of our broadcasting licenses and goodwill.

Net Income (Loss)

The decrease in net income was primarily attributable to the reasons described above under Income Before Income Taxes (Benefit) and Income Taxes (Benefit).

Liquidity And Capital Resources

Liquidity

As of March 31, 2015, we had $261.3 million outstanding under our senior secured credit facility (the “Credit Facility”) and $220.0 million in principal for our 10.5% senior unsecured notes (the “Senior Notes”). In addition, we had $0.6 million in outstanding letters of credit. As of March 31, 2015, we had $46.6 million in cash and cash equivalents. For the three months ended March 31, 2015, we increased our outstanding cash by $15.0 million. We expect that this cash on hand will be one of several sources used to fund the Lincoln acquisition.

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

The undrawn amount of the Revolver was $49.4 million as of March 31, 2015. The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of March 31, 2015, we would not be limited in these borrowings.

The Term B Loan requires mandatory prepayments equal to 50% of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs depending on the Consolidated Leverage Ratio. The Excess Cash Flow payment is due in the first quarter of each year. An estimate of this payment, net of any prepayments made through March 31, 2015, is included under the current portion of long-term debt. We expect to fund the payments using cash from operating activities.

As of March 31, 2015, we are in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations. A default under our Credit Facility or the indenture governing our Senior Notes could cause a cross default in the other. Any event of default could have a material adverse effect on our business and financial condition.

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

Credit Facility’s Financial Covenants

As of March 31, 2015, our Consolidated Leverage Ratio was 4.5 times versus a covenant maximum of 5.25 times and our Consolidated Interest Coverage Ratio was 2.9 times versus a covenant minimum of 1.75 times. These covenants become more restrictive over time.

The following tables present the computations as defined under our Credit Facility:

Consolidated Leverage Ratio Computations:
(amounts in thousands, except ratios)
Numerator: Consolidated Funded Indebtedness
Senior debt outstanding	$261,250
Senior Notes at maturity	220,000
Letters of credit outstanding	620

Total debt outstanding	481,870
Less cash outstanding, not to exceed $40 million	(40,000)

Consolidated Funded Indebtedness	$441,870

Denominator: Consolidated Operating Cash Flow
Net income	$25,367
Income taxes	19,265
Depreciation and amortization	7,775
Interest expense	38,195
Non-cash compensation expense	5,135
Deferred non-cash charges	3,983
Unusual gains not in the ordinary course of business	(602)

Consolidated Operating Cash Flow	$99,118

Consolidated Leverage Ratio	4.46

Consolidated Interest Coverage Ratio Computations:
(amounts in thousands, except ratios)
Numerator: Consolidated Operating Cash Flow	$99,118

Denominator: Consolidated Interest Charges
Interest expense	$38,195
Less: Interest income and certain deferred financing expense	(3,791)

Consolidated Interest Charges	$34,404

Consolidated Interest Coverage Ratio	2.88

The Senior Notes

Simultaneously with entering into the Credit Facility on November 23, 2011, we issued the Senior Notes which mature on December 1, 2019 in the amount of $220.0 million. Interest on the Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year.

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

Pending Acquisition—Lincoln

On December 7, 2014, we entered into a stock purchase agreement (“SPA”) with The Lincoln National Life Insurance Company to acquire the stock of Lincoln Financial Media Company, one of its subsidiaries that indirectly holds the assets and liabilities of 15 radio stations serving the Atlanta, Denver, Miami and San Diego radio markets. The purchase price is $105.0 million of which $77.5 million will be paid in cash and $27.5 million will be paid with a new issuance of perpetual cumulative convertible preferred stock. Other than in Denver, we do not currently operate any stations in these markets. The SPA provides for a step-up in basis for tax purposes. Merger and acquisition related costs of $1.7 million were expensed as a separate line item in the statement of operations for the three months ended March 31, 2015.

The Department Of Justice (“DOJ”) is one of several agencies responsible for enforcing the federal antitrust laws. In connection with our acquisition of Lincoln, we filed the required notice with the DOJ in December 2014 (and refiled this notice in January 2015). In February 2015, the DOJ issued us a request for additional information and documentary material, often referred to as a “second request.”

Concurrently with entering into the SPA, we also entered into a time brokerage agreement (“TBA”). The TBA may only commence after the DOJ has completed its review of this transaction. During the period of the TBA, which terminates upon the closing of this transaction, we will include the net revenues, station operating expenses and TBA fees associated with operating these stations in our consolidated financial statements. The payment of the TBA fees is in exchange for our retention of the operating profits or losses from the operation of these stations during the TBA period.

Upon commencement of the TBA, we believe that Lincoln will be a variable interest entity (“VIE”) and that we will be the primary beneficiary as we may absorb the profits and losses from the operation of the VIE during the period of the TBA. Effective upon the commencement of the TBA, we expect to consolidate the assets and liabilities of the VIE within our consolidated financial statements, using fair values for the assets and liabilities as if we had closed on this transaction. The equity investment by Lincoln in the VIE would be reflected as a non-controlling interest. The assets of our consolidated VIE can only be used to settle the obligations of the VIE, and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. There is a lack of recourse by the beneficial interest holders of the VIE against our general creditors.

Pending Issuance Of Perpetual Convertible Preferred Stock

The perpetual convertible preferred stock we expect to issue upon the acquisition of Lincoln would rank senior to common stock in our capital structure. The payment of dividends on the preferred stock and the repayment of the liquidation preference of the preferred stock will take preference over any dividends or other payments to our common stockholders. The preferred stock is convertible by Lincoln into a fixed number of shares after a three-year waiting period. At certain times (including the first three years after issuance), we can redeem the preferred shares in cash at a price of 100%. The dividend rate on the preferred stock increases over time from 6% to 12%.

Operating Activities

Net cash flows provided by operating activities were $19.3 million and $21.0 million for the three months ended March 31, 2015 and 2014, respectively. The cash flows from operating activities decreased primarily as a result of $1.7 million in merger and acquisition costs associated with our acquisition of Lincoln.

Investing Activities

Net cash flows used in investing activities were $2.2 million and $2.0 million for the three months ended March 31, 2015 and 2014, respectively.

For the three months ended March 31, 2015 and 2014, the cash used in investing activities primarily reflects the additions to property and equipment of $2.0 million and $1.6 million, respectively.

Financing Activities

Net cash flows used in financing activities were $2.1 million and $25.4 million for the three months ended March 31, 2015 and 2014, respectively.

For the three months ended March 31, 2015 the cash flows used in financing activities primarily reflect purchase of vested employee restricted stock units of $1.3 million and the reduction to our net borrowings of $0.8 million. For the three months ended 2014, the cash flows used in financing activities primarily reflect the reduction of our net borrowings of $24.5 million.

Dividends

We do not currently pay, and have not paid for the past several years, any dividends on our common stock. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility, the Indenture governing our Senior Notes and our new issuance of perpetual convertible preferred stock.

Income Taxes

During the three months ended March 31, 2015, we paid a nominal amount in state income taxes. We anticipate that our estimated federal or state income tax payments for the remainder of 2015 based upon available net operating loss carryovers, existing prepayments and expected quarterly income subject to tax will be approximately $0.1 million.

Capital Expenditures

Capital expenditures for the three months ended March 31, 2015 were $2.0 million. We anticipate that total capital expenditures in 2015 will be between $8.0 million and $9.0 million.

Contractual Obligations

There have been no material changes from the contractual obligations listed in our Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements, other than as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015.

Future Impairments

We may find it necessary to take impairment charges in future periods based on conditions at that time. Any such impairment could be material.

Critical Accounting Policies

There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2014 and filed with the SEC on March 2, 2015.

ITEM 3.	Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt (the Term B Loan and Revolver). If the borrowing rates under London Interbank Offered Rate (“LIBOR”) were to increase 1% above the current rates as of March 31, 2015, our interest expense on: (1) our Term B Loan would increase $0.5 million on an annual basis as our Term Loan provides for a minimum LIBOR floor; and (2) our Revolver would increase by $0.5 million, assuming our entire Revolver was outstanding as of March 31, 2015. From time to time, we may seek to limit our exposure to interest rate volatility through the use of interest rate hedging instruments.

Assuming LIBOR remains flat, interest expense in 2015 could be higher due to an anticipated net increase in our outstanding debt upon which interest is computed if our pending transaction with Lincoln closes in 2015.

As of March 31, 2015, there were no interest rate hedging transactions outstanding.

From time to time, we invest in cash equivalents that are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. When such investments are made, we do not believe that we have any material credit exposure with respect to these assets. As of March 31, 2015, we did not have any investments in money market instruments.

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

There were no material developments relating to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 2, 2015.

ITEM 1A.	Risk Factors

There have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 2, 2015.

ITEM 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

The following table provides information on our repurchases during the quarter ended March 31, 2015:

			(c)	(d)
			Total	Maximum
			Number Of	Approximate
			Shares	Dollar Value
			Purchased	Of
			As	Shares That
	(a)	(b)	Part Of	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under
	Of Shares	Paid	Plans Or	The Plans
Period (1)	Purchased	Per Share	Programs	Or Programs
January 1, 2015 - January 31, 2015	7,644	$12.36	—	$—
February 1, 2015 - February 28, 2015	89,608	$11.83	—	$—
March 1, 2015 - March 31, 2015	15,982	$11.50	—	$—

Total	113,234		—

(1)	As a result of our withholding shares to satisfy employee tax obligations related to the vesting of restricted stock units during the three months ended March 31, 2015, we are deemed to have repurchased the following shares withheld to satisfy employees’ tax obligations: 7,644 shares at an average price of $12.36 per share in January 2015; 89,608 shares at an average price of $11.83 per share in February 2015 and 15,982 shares at an average price of $11.50 in March 2015. These shares are included in the table above.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

N/A

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007 and May 15, 2009. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)

4.01	Credit Agreement, dated as of November 23, 2011, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (3) (Originally filed as Exhibit 4.1)

4.02	First Amendment to Credit Agreement, dated as of November 27, 2012, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (4) (Originally filed as Exhibit 4.02)

4.03	Second Amendment to Credit Agreement, dated as of December 2, 2013, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (5) (Originally filed as Exhibit 4.03)

4.04	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. (3) (Originally filed as Exhibit 4.2)

4.05	Form of Note. (3) (Originally filed as Exhibit 4.3)

10.01	Entercom Non-Employee Director Compensation Policy adopted February 19, 2015. (6)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (7)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (7)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (8)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (8)

101.INS	XBRL Instance Document (7)

101.SCH	XBRL Taxonomy Extension Schema Document (7)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (7)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (7)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (7)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (7)

(1)	Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.01 of our Current Report on Form 8-K as filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on November 25, 2011.
(4)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2012, as filed on February 27, 2013.
(5)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2013, as filed on March 3, 2014.
(6)	Incorporated by reference to Exhibit 10.01 to our Current Report on Form 8K as filed on February 19, 2015.
(7)	Filed herewith.
(8)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP.
(Registrant)

Date: May 5, 2015	/S/ David J. Field
Name: David J. Field
Title: President and Chief Executive Officer (principal executive officer)

Date: May 5, 2015	/S/ Stephen F. Fisher
Name: Stephen F. Fisher
Title: Executive Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007 and May 15, 2009. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)

4.01	Credit Agreement, dated as of November 23, 2011, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (3) (Originally filed as Exhibit 4.1)

4.02	First Amendment to Credit Agreement, dated as of November 27, 2012, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (4) (Originally filed as Exhibit 4.02)

4.03	Second Amendment to Credit Agreement, dated as of December 2, 2013, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (5) (Originally filed as Exhibit 4.03)

4.04	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. (3) (Originally filed as Exhibit 4.2)

4.05	Form of Note. (3) (Originally filed as Exhibit 4.3)

10.01	Entercom Non-Employee Director Compensation Policy adopted February 19, 2015. (6)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (7)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (7)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (8)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (8)

101.INS	XBRL Instance Document (7)

101.SCH	XBRL Taxonomy Extension Schema Document (7)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (7)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (7)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (7)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (7)

(1)	Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.01 of our Current Report on Form 8-K as filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on November 25, 2011.
(4)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2012, as filed on February 27, 2013.
(5)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2013, as filed on March 3, 2014.
(6)	Incorporated by reference to Exhibit 10.01 to our Current Report on Form 8K as filed on February 19, 2015.
(7)	Filed herewith.
(8)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.