Form 10-Q
period 2015-06-30
ENTERCOM COMMUNICATIONS CORP
filed 2015-08-07
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Class A common stock, $0.01 par value – 32,420,908 Shares Outstanding as of July 29, 2015

(Class A Shares Outstanding include 1,543,825 unvested and vested but deferred restricted stock units)

Class B common stock, $0.01 par value – 7,197,532 Shares Outstanding as of July 29, 2015.

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

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	JUNE 30, 2015	DECEMBER 31, 2014
ASSETS:
Cash	$43,663	$31,540
Accounts receivable, net of allowance for doubtful accounts	73,767	70,249
Prepaid expenses, deposits and other	6,930	5,937
Prepaid and refundable federal and state income taxes	45	30
Deferred tax assets	2,248	2,248

Total current assets	126,653	110,004
Net property and equipment	45,896	44,662
Radio broadcasting licenses	719,092	718,992
Goodwill	38,850	38,850
Assets held for sale	868	868
Deferred charges and other assets, net of accumulated amortization	10,783	13,239

TOTAL ASSETS	$942,142	$926,615

LIABILITIES:
Accounts payable	$98	$324
Accrued expenses	16,828	13,938
Other current liabilities	15,749	13,499
Long-term debt, current portion	29,835	3,000

Total current liabilities	62,510	30,761

Long-term debt, net of current portion	448,759	476,929
Deferred tax liabilities	68,093	63,470
Other long-term liabilities	26,052	26,434

Total long-term liabilities	542,904	566,833

Total liabilities	605,414	597,594

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Class A, B and C common stock	396	391
Additional paid-in capital	609,563	608,515
Accumulated deficit	(273,231)	(279,885)

Total shareholders’ equity	336,728	329,021

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$942,142	$926,615

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	2015	2014	2015	2014
NET REVENUES	$100,592	$100,201	$179,012	$178,436

OPERATING EXPENSE:
Station operating expenses, including non-cash compensation expense	70,000	68,221	129,367	126,182
Depreciation and amortization expense	1,905	1,867	3,860	3,841
Corporate general and administrative expenses, including non-cash compensation expense	6,451	6,359	12,730	12,775
Merger and acquisition costs	2,031	—	3,754	—
Net (gain) loss on sale or disposal of assets	(410)	(162)	(567)	(202)

Total operating expense	79,977	76,285	149,144	142,596

OPERATING INCOME (LOSS)	20,615	23,916	29,868	35,840

OTHER (INCOME) EXPENSE:
Net interest expense	9,313	9,812	18,592	19,715
Other expense (income)	—	55	—	—

TOTAL OTHER EXPENSE	9,313	9,867	18,592	19,715

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	11,302	14,049	11,276	16,125
INCOME TAXES (BENEFIT)	4,555	5,912	4,622	6,625

NET INCOME (LOSS)	$6,747	$8,137	$6,654	$9,500

NET INCOME PER SHARE - BASIC	$0.18	$0.22	$0.17	$0.25

NET INCOME PER SHARE - DILUTED	$0.17	$0.21	$0.17	$0.25

WEIGHTED AVERAGE SHARES:
Basic	38,074,240	37,686,679	38,071,049	37,681,004

Diluted	38,928,610	38,445,886	39,026,880	38,515,072

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2015 AND YEAR ENDED DECEMBER 31, 2014

(amounts in thousands, except share data)

(unaudited)

						Retained
	Common Stock				Additional	Earnings
	Class A		Class B		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, December 31, 2013	31,308,194	$313	7,197,532	$72	$604,721	$(306,713)	$298,393
Net income (loss)	—	—	—	—	—	26,823	26,823
Compensation expense related to granting of stock awards	638,102	7	—	—	5,225	—	5,232
Exercise of stock options	57,500	—	—	—	82	—	82
Purchase of vested employee restricted stock units	(141,502)	(1)	—	—	(1,513)	—	(1,514)
Forfeitures of dividend equivalents	—	—	—	—	—	5	5

Balance, December 31, 2014	31,862,294	319	7,197,532	72	608,515	(279,885)	329,021
Net income (loss)	—	—	—	—	—	6,654	6,654
Compensation expense related to granting of stock awards	626,654	6	—	—	2,536	—	2,542
Exercise of stock options	8,750	—	—	—	31	—	31
Purchase of vested employee restricted stock units	(127,906)	(1)	—	—	(1,519)	—	(1,520)

Balance, June 30, 2015	32,369,792	$324	7,197,532	$72	$609,563	$(273,231)	$336,728

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$6,654	$9,500

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,860	3,841
Amortization of deferred financing costs (including original issue discount)	1,588	2,283
Net deferred taxes (benefit) and other	4,622	6,625
Provision for bad debts	564	604
Net (gain) loss on sale or disposal of assets	(567)	(199)
Non-cash stock-based compensation expense	2,542	2,494
Deferred rent	355	415
Unearned revenue - long-term	(10)	(28)
Deferred compensation	558	871
Accretion expense, net of asset retirement obligation adjustments	7	(24)

Changes in assets and liabilities:
Accounts receivable	(4,082)	(720)
Prepaid expenses and deposits	(993)	(1,242)
Accounts payable and accrued liabilities	5,252	5,689
Accrued interest expense	(44)	(132)
Accrued liabilities - long-term	(1,050)	(970)
Prepaid expenses - long-term	656	(411)

Net cash provided by (used in) operating activities	19,912	28,596

INVESTING ACTIVITIES:
Additions to property and equipment	(4,744)	(4,782)
Proceeds from sale of property, equipment, intangibles and other assets	406	72
Deferred charges and other assets	(462)	(638)

Net cash provided by (used in) investing activities	(4,800)	(5,348)

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2015	2014
FINANCING ACTIVITIES:
Borrowing under the revolving senior debt	—	13,500
Payments of long-term debt	(1,500)	(41,000)
Proceeds from the exercise of stock options	31	28
Purchase of vested employee restricted stock units	(1,520)	(908)

Net cash provided by (used in) financing activities	(2,989)	(28,380)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,123	(5,132)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	31,540	12,231

CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,663	$7,099

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$17,456	$17,960

Income taxes	$81	$79

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

Debt Issuance Costs

In April 2015, the accounting guidance was amended to modify the presentation of debt issuance costs on the balance sheet by requiring that all costs, including incremental third-party costs, be reflected as an offset to the associated debt liability rather than as a deferred charge. This guidance is effective for the Company as of January 1, 2016. The impact of this guidance to the Company will be for balance sheet presentation purposes only and will have no impact on the Company’s results of operations, cash flows or financial condition.

Consolidation

In February 2015, the accounting guidance for consolidation was amended which revises the analysis of and reduces the need to consolidate certain entities. This guidance is effective for the Company as of January 1, 2016. The Company does not anticipate that this accounting guidance will have any material effect on the Company’s results of operations, cash flows or financial condition.

Reporting Discontinued Operations

In April 2014, the criteria for reporting discontinued operations, including enhanced disclosures, was modified under new accounting guidance. Under the new guidance, only disposals that have a major effect through a strategic shift on an organization’s operations and financial results should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The guidance was effective for the Company as of January 1, 2015. The Company expects that this new guidance will reduce the number of transactions that will qualify for reporting discontinued operations.

2.	INTANGIBLE ASSETS AND GOODWILL

Goodwill and certain intangible assets are not amortized for book purposes; however, they may be amortized for tax purposes. The Company accounts for its acquired broadcasting licenses as indefinite-lived intangible assets and, similar to goodwill, these assets are reviewed at least annually for impairment. At the time of each review, if the fair value is less than the carrying value of goodwill and certain intangibles (such as broadcasting licenses), then a charge is recorded to the results of operations.

The following table presents the changes in broadcasting licenses:

	Broadcasting Licenses Carrying Amount

	June 30,	June 30,
	2015	2014
	(amounts in thousands)
Beginning of period balance as of January 1,	$718,992	$718,542
Acquisitions	100	450

Ending period balance	$719,092	$718,992

The following table presents the changes in goodwill:

	Goodwill Carrying Amount
	June 30,	June 30,
	2015	2014
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$164,465	$164,465
Accumulated loss on impairment as of January 1,	(125,615)	(125,615)

Goodwill beginning balance after cumulative loss on impairment as of January 1,	38,850	38,850

Ending period balance	$38,850	$38,850

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

The following table reflects the estimates and assumptions used in the second quarter of each year (no interim tests were performed in these years):

Estimates And Assumptions
	Second Quarter 2015	Second Quarter 2014
Discount rate	9.7%	9.6%
Operating profit margin ranges expected for average stations in the markets where the Company operates	25% to 40%	25% to 40%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%

During the second quarter for each of the years 2015 and 2014, the Company completed its annual impairment test for broadcasting licenses and determined that the fair value of its broadcasting licenses was greater than the amount reflected in the balance sheet for each of the Company’s markets and, accordingly, no impairment was recorded.

The Company has made reasonable estimates and assumptions to calculate the fair value of its broadcasting licenses. These estimates and assumptions could be materially different from actual results.

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

The following table reflects the estimates and assumptions used in the second quarter of each year (no interim tests were performed in these years):

Estimates And Assumptions
	Second Quarter 2015	Second Quarter 2014
Discount rate	9.7%	9.6%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%
Market multiple used in the market valuation approach	7.5x to 8.0x	7.5x to 8.0x

During the second quarter in each of the years 2015 and 2014, the results of step one indicated that it was not necessary to perform the second step analysis in any of the reporting units that contained goodwill.

The Company also performed a reasonableness test on the fair value results for goodwill on a combined basis by comparing the carrying value of the Company’s assets to the Company’s enterprise value based upon its stock price. The Company determined that the results were reasonable.

In step one of the Company’s goodwill analysis, the Company considered the results of the market approach and, when appropriate, the income approach in computing the fair value of the Company’s reporting units. In the market approach, the Company applied an estimated market multiple to each reporting unit’s operating profit to calculate the fair value. In the income approach, the Company utilized the discounted cash flow methodology to calculate the fair value of the reporting unit. Management believes that these approaches are commonly used and appropriate methodologies for valuing broadcast radio stations. Factors contributing to the determination of the reporting unit’s operating performance were historical performance and/or management’s estimates of future performance.

If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.

3.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	June 30, 2015	December 31, 2014
	(amounts in thousands)
Accrued compensation	$6,349	$5,783
Accounts receivable credits	3,448	2,398
Advertiser obligations	1,214	928
Accrued interest payable	2,733	2,777
Other	2,005	1,613

Total other current liabilities	$15,749	$13,499

4. LONG-TERM DEBT

(A) Senior Debt

The Credit Facility

As of June 30, 2015, the amount outstanding under the term loan component (the “Term B Loan”) of the Company’s senior secured credit facility (the “Credit Facility”) was $260.5 million and no amount was outstanding under the revolving credit facility component (the “Revolver”) of the Credit Facility. The maximum available amount under the Revolver, which includes the impact of outstanding letters of credit, was $49.3 million as of June 30, 2015. The amount of the Revolver actually available to the Company is a function of covenant compliance at the time of borrowing.

On November 23, 2011, the Company entered into a credit agreement with a syndicate of lenders for a $425 million Credit Facility that was initially comprised of: (a) a $50 million Revolver that matures on November 23, 2016; and (b) a $375 million Term B Loan that matures on November 23, 2018.

The Term B Loan requires mandatory prepayments equal to 50% of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs depending on the Consolidated Leverage Ratio. The Excess Cash Flow payment is due in the first quarter of each year for the prior year. An estimate of this payment that is due next year, net of any prepayments made through June 30, 2015, is included under the current portion of long-term debt. The Company expects to fund the payment using cash from operating activities.

As of June 30, 2015, the Company is in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenants is highly dependent on its results of operations. Management believes that over the next 12 months the Company can continue to maintain compliance. The Company’s operating cash flow is positive, and management believes that it is adequate to fund the Company’s operating needs. The Company has not been required to rely upon, and the Company does not anticipate being required to rely upon, the Revolver to fund its operations. Management believes that cash on hand and cash from operating activities, together with available borrowings under the Revolver, will be sufficient to permit the Company to meet its liquidity requirements over the next 12 months, including its debt repayments.

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

(C) Net Interest Expense

The components of net interest expense are as follows:

	Net Interest Expense
	Six Months Ended June 30,
	2015	2014
	(amounts in thousands)
Interest expense	$17,004	$17,432
Amortization of deferred financing costs	1,423	2,134
Amortization of original issue discount of senior notes	165	149

Total net interest expense	$18,592	$19,715

	Net Interest Expense
	Three Months Ended June 30,
	2015	2014
	(amounts in thousands)
Interest expense	$8,513	$8,689
Amortization of deferred financing costs	716	1,048
Amortization of original issue discount of senior notes	84	75

Total net interest expense	$9,313	$9,812

5.	SHARE-BASED COMPENSATION

Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.

Restricted Stock Units (“RSUs”) Activity

The following is a summary of the changes in RSUs under the Plan during the current period:

	Period Ended	Number Of Restricted Stock Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value As Of June 30, 2015
RSUs outstanding as of:	December 31, 2014	1,258,685
RSUs awarded		672,277
RSUs released		(392,255)
RSUs forfeited		(45,623)

RSUs outstanding as of:	June 30, 2015	1,493,084	$—	1.5	$17,051,019

RSUs vested and expected to vest as of:	June 30, 2015	1,391,251	$—	1.4	$14,958,724

RSUs exercisable (vested and deferred) as of:	June 30, 2015	81,380	$—	—	$929,360

Weighted average remaining recognition period in years		2.2

Unamortized compensation expense, net of estimated forfeitures		$9,412,152

RSUs With Service And Market Conditions

During the first quarters of 2015 and 2014, the Company issued RSUs with service and market conditions that are included in the above table. These shares vest if: (1) the Company’s stock achieves certain shareholder performance targets over a defined measurement period; and (2) the employee fulfills a minimum service period. The compensation expense is recognized even if the market conditions are not satisfied and are only reversed in the event the service period is not met, as all of the conditions need to be satisfied. These RSUs, which are included in the RSU activity table, are amortized over the longest of the explicit, implicit or derived service periods, which range from one to two years.

The following table presents the changes in outstanding RSUs with market conditions:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
	(amounts in thousands, except per share data)
Reconciliation Of RSUs With Market Conditions
Beginning of period balance	290	—
Number of RSUs granted	165	290
Number of RSUs forfeited	—	—
Number of RSUs vested	(65)	—

End of period balance	390	290

Average fair value of RSUs issued with market conditions	$8.39	$6.90

The fair value of RSUs with service conditions is estimated using the Company’s closing stock price on the date of the grant. To determine the fair value of RSUs with service and market conditions, the Company used the Monte Carlo simulation lattice model. The Company’s determination of the fair value was based on the number of shares granted, the Company’s stock price on the date of grant and certain assumptions regarding a number of highly complex and subjective variables. If other reasonable assumptions were used, the results could differ.

The specific assumptions used for this valuation are as follows:

Six Months Ended
	June 30, 2015	June 30, 2014
Expected Volatility Term Structure (1)	34% to 39%	39% to 51%
Risk-Free Interest Rate (2)	0.1% to 1.1%	0.1% to 0.4%
Dividend Yield (3)	0.0%	0.0%

(1)	Expected Volatility Term Structure - The Company estimated the volatility term structure using: (1) the historical volatility of its stock; and (2) the implied volatility provided by its traded options from a trailing month’s average of the closing bid-ask price quotes.
(2)	Risk-Free Interest Rate - The Company estimated the risk-free interest rate based upon the implied yield available on U.S. Treasury issues using the Treasury bond rate as of the date of grant.
(3)	Dividend Yield - The Company calculated the dividend yield at the time of grant based upon the Company’s most recent history of not paying a dividend on its common stock.

RSUs With Performance Conditions

In addition to the RSUs included in the table above summarizing the changes in RSUs under the Plan, the Company issued eleven thousand RSUs during 2014 with performance conditions at an average fair market value of $9.60 per share. As of June 30, 2015, three thousand RSUs expired unvested.

Vesting of performance-based awards, if any, is dependent upon the achievement of certain performance targets. If the performance standards are not achieved, all unvested shares will expire and any accrued expense will be reversed. The Company determines the requisite service period on a case-by-case basis to determine the expense recognition period for non-vested performance based RSUs. The fair value is determined based upon the closing price of the Company’s common stock on the date of grant.

The Company applies a quarterly probability assessment in computing its non-cash compensation expense and any change in the estimate is reflected as a cumulative adjustment to expense in the quarter of the change.

As of June 30, 2015, no non-cash compensation expense was accrued and no performance RSUs vested.

Option Activity

The following table provides summary information related to the exercise of stock options:

	Six Months Ended June 30,
Option Exercise Data	2015	2014
	(amounts in thousands)
Intrinsic value of options exercised	$72	$147

Tax benefit from options exercised (1)	$27	$56

Cash received from exercise price of options exercised	$31	$28

(1)	Amount excludes impact from suspended income tax benefits and/or valuation allowances.

The following table presents the option activity during the current period under the Plan:

	Period Ended	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value As Of June 30, 2015
Options outstanding as of:	December 31, 2014	486,675	$2.11
Options granted		—	—
Options exercised		(8,750)	3.60
Options forfeited		(3,750)	8.72
Options expired		(1,000)	33.90

Options outstanding as of:	June 30, 2015	473,175	$1.97	3.6	$4,476,674

Options vested and expected to vest as of:	June 30, 2015	473,175	$1.97	3.6	$4,476,674

Options vested and exercisable as of:	June 30, 2015	473,175	$1.97	3.6	$4,476,674

Weighted average remaining recognition period in years		—

Unamortized compensation expense, net of estimated forfeitures		$13,632

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
		Number Of	Weighted		Number Of
		Options	Average	Weighted	Options	Weighted
Range Of Exercise Prices		Outstanding June 30,	Remaining Contractual	Average Exercise	Exercisable June 30,	Average Exercise
From	To	2015	Life	Price	2015	Price
$1.34	$1.34	436,925	3.6	$1.34	436,925	$1.34
$2.02	$11.78	36,250	3.0	$9.54	36,250	$9.54

$1.34	$11.78	473,175	3.6	$1.97	473,175	$1.97

Recognized Non-Cash Stock-Based Compensation Expense

The following non-cash stock-based compensation expense, which is comprised primarily of RSUs, is included in each of the respective line items in our statement of operations:

	Six Months Ended
	June 30,
	2015	2014
	(amounts in thousands)
Station operating expenses	$545	$395
Corporate general and administrative expenses	1,997	2,099

Stock-based compensation expense included in operating expenses	2,542	2,494
Income tax benefit (1)	936	743

Net stock-based compensation expense	$1,606	$1,751

	Three Months Ended
	June 30,
	2015	2014
	(amounts in thousands)
Station operating expenses	$368	$259
Corporate general and administrative expenses	1,062	1,026

Stock-based compensation expense included in operating expenses	1,430	1,285
Income tax benefit (1)	523	390

Net stock-based compensation expense	$907	$895

(1)	Amount excludes impact from suspended income tax benefits and/or valuation allowances.

6.	NET INCOME (LOSS) PER COMMON SHARE

The following tables present the computations of basic and diluted net income (loss) per share:

	Six Months Ended
	June 30, 2015			June 30, 2014
	(amounts in thousands, except share and per share data)
	Net Income (Loss)	Shares	Net Income (Loss) Per Share	Net Income (Loss)	Shares	Net Income (Loss) Per Share
Basic net income (loss) per common share:	$6,654	38,071,049	$0.17	$9,500	37,681,004	$0.25

Impact of dilutive equity awards		955,831			834,068

Diluted net income (loss) per common share:	$6,654	39,026,880	$0.17	$9,500	38,515,072	$0.25

	Three Months Ended
	June 30, 2015			June 30, 2014
	(amounts in thousands, except share and per share data)
	Net Income (Loss)	Shares	Net Income (Loss) Per Share	Net Income (Loss)	Shares	Net Income (Loss) Per Share
Basic net income (loss) per common share:	$6,747	38,074,240	$0.18	$8,137	37,686,679	$0.22

Impact of dilutive equity awards		854,370			759,207

Diluted net income (loss) per common share:	$6,747	38,928,610	$0.17	$8,137	38,445,886	$0.21

Incremental Shares Disclosed As Anti-Dilutive

The following table provides the incremental shares excluded as they were anti-dilutive under the treasury stock method:

	Six Months Ended
	June 30,
Impact Of Equity Awards	2015	2014
	(amounts in thousands, except per share data)
Dilutive or anti-dilutive for all potentially dilutive equivalent shares	dilutive	dilutive

Excluded shares as anti-dilutive under the treasury stock method:
Options	—	33

Price range of options: from	$—	$10.74

Price range of options: to	$—	$35.05

RSUs with service conditions	6	—

Excluded RSUs with service and market conditions as market conditions not met	165	290

Excluded RSUs with service and performance conditions as performance conditions not met	8	3

	Three Months Ended
	June 30,
Impact Of Equity Awards	2015	2014
	(amounts in thousands, except per share data)
Dilutive or anti-dilutive for all potentially dilutive equivalent shares	dilutive	dilutive

Excluded shares as anti-dilutive under the treasury stock method:
Options	—	32

Price range of options: from	$—	$10.74

Price range of options: to	$—	$35.05

RSUs with service conditions	7	—

Excluded RSUs with service and market conditions as market conditions not met	165	290

Excluded RSUs with service and performance conditions as performance conditions not met	8	3

7.	INCOME TAXES

Tax Rates For The Six Months And Three Months Ended June 30, 2015

The effective income tax rates were 41.0% and 40.3% for the six months and three months ended June 30, 2015, respectively. These rates were impacted by an adjustment for expenses that are not deductible for tax purposes and an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. The income tax rate has been trending down as expenses not deductible for tax purposes has decreased due to the issuance to senior management of a higher percentage of awards that were market based.

Tax Rates For The Six Months And Three Months Ended June 30, 2014

The effective income tax rates were 41.1% and 42.1% for the six months and three months ended June 30, 2014, respectively. These rates were impacted by an adjustment for expenses that are not deductible for tax purposes, an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill and a tax benefit shortfall associated with stock-based awards. The rate was reduced by a tax benefit associated with statutory tax rate changes in certain states.

Net Deferred Tax Assets And Liabilities

As of June 30, 2015 and December 31, 2014, net deferred tax liabilities were $65.8 million and $61.2 million, respectively. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

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

	Value Measurements At Reporting Date
Description	June 30, 2015	December 31, 2014
	(amounts in thousands)
Liabilities
Deferred compensation - Level 1 (1)	$10,954	$11,017

(1)	The Company’s deferred compensation liability, which is included in other long-term liabilities, is recorded at fair value on a recurring basis. The unfunded plan allows participants to hypothetically invest in various specified investment options. The deferred compensation plan liability is valued at Level 1 as it is based on quoted market prices of the underlying investments.

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

During the quarters ended June 30, 2015 and 2014, the Company reviewed the fair value of its broadcasting licenses, goodwill and net property and equipment and other intangibles (except as identified below), and concluded that these assets were not impaired as the fair value of these assets equaled or exceeded their carrying value.

Fair Value Of Financial Instruments Subject To Disclosures

The carrying amount of the following assets and liabilities approximates fair value due to the short maturity of these instruments: (1) cash and cash equivalents; (2) accounts receivable; and (3) accounts payable, including accrued liabilities.

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(amounts in thousands)
Credit Facility (1)	$260,500	$260,826	$262,000	$261,345

Senior Notes (2)	$218,094	$234,451	$217,929	$237,134

Letters of credit (3)	$670		$620

The following methods and assumptions were used to estimate the fair value of financial instruments:

(1)	The Company’s determination of the fair value of the Credit Facility was based on quoted prices for this instrument and is considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
(2)	The Company utilizes a Level 2 valuation input based upon the market trading prices of the Senior Notes to compute the fair value as these Senior Notes are traded in the debt securities market.
(3)	The Company does not believe it is practicable to estimate the fair value of the outstanding standby letters of credit and does not expect any material loss since the performance of the letters of credit is not likely to be required.

9.	ASSETS HELD FOR SALE

Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. The Company measures assets held for sale at the lower of their carrying amount or fair value less cost to sell. Additionally, the Company determined that these assets comprise operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. As of June 30, 2015, the Company classified $0.9 million as assets held for sale, which reflects land and a building that the Company formerly used as its main studio facility in one of its markets and a co-located tower/antenna structure for two of its AM radio stations that the Company plans to relocate to other suitable sites.

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

Commitments

Completed Acquisition - Lincoln

On July 16, 2015, the Company completed its transaction to acquire under a Stock Purchase Agreement (“SPA”) with The Lincoln National Life Insurance Company the stock of one of its subsidiaries, Lincoln Financial Media Company (“Lincoln”), which indirectly holds the assets and liabilities of 15 radio stations serving the Atlanta, Denver, Miami and San Diego markets. The purchase price was $105.0 million of which $77.5 million was paid in cash and $27.5 million was paid with the Company’s issuance of new perpetual convertible preferred stock. The SPA, originally dated December 7, 2014 and subsequently amended on July 10, 2015, provides for a working capital credit to the

Company of $2.7 million. Other than in Denver, the Company does not currently operate any other stations in these markets. The SPA provides for a step-up in basis for tax purposes. Merger and acquisition related costs of $3.8 million and $2.0 million were expensed as a separate line item in the statement of operations for the six and three months ended June 30, 2015, respectively. The Company used the proceeds from borrowings under its Revolver of $42.0 million and cash on hand to fund the cash portion of this transaction.

The Department Of Justice (“DOJ”) is one of several government agencies responsible for enforcing federal antitrust laws. In connection with the Company’s acquisition of Lincoln, the Company settled with the DOJ and agreed to divest certain Denver radio stations as described below under dispositions. In order to comply with the Federal Communications Commission’s rules, one of the Denver radio stations to be divested, KKFN FM, is currently operating in a trust, of which the Company is the beneficiary.

As of the date the Company issued these consolidated financial statements, the Company did not complete its review of the Lincoln financial information and its fair value allocation of the assets and liabilities under purchase price accounting. Therefore, it is impractical to provide the effect of this acquisition on a pro-forma basis and other required business combination disclosures.

Pending Exchange: Denver, Colorado, And Los Angeles, California

On July 10, 2015, the Company entered into an asset exchange agreement (“AEA”) with Bonneville International Corporation (“Bonneville”) to acquire a radio station in Los Angeles, California, together with additional consideration of approximately $5.0 million in exchange for four radio stations in Denver, Colorado. On July 17, 2015 the Company entered into two time brokerage agreements (“TBAs”). Pursuant to these TBAs, on July 17, 2015, the Company commenced operation of the Los Angeles station and Bonneville commenced operation of the Denver stations. During the period of the TBAs, the Company: (i) includes net revenues and station operating expenses associated with the Company’s operation of the Los Angeles station in the Company’s consolidated financial statements; and (ii) excludes net revenues and station operating expenses associated with Bonneville’s operation of the Denver stations in the Company’s consolidated financial statements. The Company will incur no TBA expense to Bonneville for operation of the Los Angeles station and will receive $0.3 million of monthly TBA income from Bonneville.

The fair value of the assets to be acquired in exchange for the assets to be disposed of will be determined at a future time based upon an appraisal. The Company does not anticipate that cash will be required to complete the Company’s obligations under the AEA. Upon completion of the AEA, the Company will: (1) own one station in Los Angeles, a new market for the Company; and (2) continue to own and operate five radio stations in the Denver market. The Company expects that the AEA, which is subject to regulatory approval, will close in the second half of 2015.

The Denver radio stations to be exchanged with Bonneville did not qualify as assets held for sale as of June 30, 2015. These assets may qualify as assets held for sale as of September 30, 2015, however, if closing with Bonneville does not occur as of September 30, 2015. The pending sale of the Denver stations did not meet the criteria to classify the stations’ operations as discontinued, effective upon the commencement of the TBA.

During the period of the TBA operated by the Company for those assets to be acquired from Bonneville, it is expected that the Company will not recognize a variable interest entity (“VIE”). During this period, the Company will not be the primary beneficiary as Bonneville will be the entity absorbing the majority of the profits and losses from the operation of the entity holding the Los Angeles, California radio station during the period of the TBA.

During the period of the TBA for the trust assets operated by Bonneville, (KKFN FM), it is expected that the Company will deconsolidate the trust’s assets to be exchanged with Bonneville since Bonneville will remain as the primary beneficiary. As the primary beneficiary, Bonneville will absorb the majority of the profits and losses from the operation of the trust during the period of the TBA.

During the period of the TBA for the assets operated by Bonneville other than the trust assets, (KYGO FM, KEPN AM and KOSI FM), it is expected that the Company will be the primary beneficiary and will be absorbing the majority of the profits and losses from those stations.

Summary Of Completed Lincoln Transaction And Pending Bonneville Transaction By Radio Station

Markets	Radio Stations	Transactions
Los Angeles, CA	KSWD FM	Company acquires from Bonneville
Denver, CO	KOSI FM	Company disposes to Bonneville
Denver, CO	KYGO FM; KEPN AM	Company acquired from Lincoln and disposes to Bonneville
Denver, CO	KKFN FM	The trust acquired from Lincoln and disposes to Bonneville
Denver, CO	KQKS FM; KRWZ AM	Company acquired from Lincoln
Atlanta, GA	WSTR FM; WQXI AM	Company acquired from Lincoln
Miami, FL	WAXY AM/FM; WLYF FM; WMXJ FM	Company acquired from Lincoln
San Diego, CA	KBZT FM; KSON FM/KSOQ FM; KIFM FM	Company acquired from Lincoln

11.	SUBSEQUENT EVENTS

Events occurring after June 30, 2015 and through the date that these consolidated financial statements were issued were evaluated to ensure that any subsequent events that met the criteria for recognition have been included. One of these events is described below.

The Company completed its transaction with Lincoln on July 16, 2015 and entered into AEA and TBA agreements with Bonneville on July 10, 2015 and July 17, 2015, respectively, as described under Note 10.

ITEM 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2015. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the six and three months ended June 30, 2015 as compared to the comparable periods in the prior year. Our results of operations during the relevant periods represent the operations of the radio stations owned and operated by us.

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

Results Of Operations For The Year-To-Date

The following significant factors affected our results of operations for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014:

During the first half of 2015, we incurred merger and acquisition costs of $3.8 million primarily related to our acquisition on July 16, 2015 of Lincoln Financial Media Company (“Lincoln”) from The Lincoln National Life Insurance Company, its parent company. Lincoln indirectly holds the assets and liabilities of 15 radio stations serving the Atlanta, Denver, Miami and San Diego radio markets.

Six Months Ended June 30, 2015 As Compared To The Six Months Ended June 30, 2014

	SIX MONTHS ENDED JUNE 30,
	2015	2014	% Change
	(dollars in millions)
NET REVENUES	$179.0	$178.4	0%

OPERATING EXPENSE:
Station operating expenses	129.4	126.2	3%
Depreciation and amortization expense	3.9	3.8	3%
Corporate general and administrative expenses	12.7	12.8	(1%)
Merger and acquisition costs	3.8	—	nmf
Other operating expenses	(0.7)	(0.2)	(250%)

Total operating expense	149.1	142.6	5%

OPERATING INCOME (LOSS)	29.9	35.8	(16%)

OTHER (INCOME) EXPENSE:
Net interest expense	18.6	19.7	(6%)

TOTAL OTHER EXPENSE	18.6	19.7	(6%)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	11.3	16.1	(30%)

INCOME TAXES (BENEFIT)	4.6	6.6	(30%)

NET INCOME (LOSS)	$6.7	$9.5	(29%)

Net Revenues

Net revenues were flat as advertising demand continues to fluctuate and reflects the uneven performance of the general economy. Also, last year benefited from the influx of advertising from political candidates and groups.

Net revenues increased the most for our stations in the Boston and Kansas City markets, offset by revenue decreases for our stations located in the Denver and Seattle markets.

Station Operating Expenses

Station operating expenses increased for the current year period primarily due to the continuing investment and development within our markets of SmartReach Digital.

Depreciation And Amortization Expense

Depreciation and amortization expense was flat as compared to the prior year.

Corporate General And Administrative Expenses

Corporate general and administrative expenses were essentially flat for the period.

Operating Income

Operating income decreased primarily due to merger and acquisition costs of $3.8 million related to the Lincoln acquisition and increased station operating expenses.

Interest Expense

The decrease in interest expense was primarily due to lower outstanding debt upon which interest is computed as our variable interest rates remained consistent year over year.

Income Before Income Taxes (Benefit)

The decrease was primarily attributable to a decrease in operating income, offset by a decrease in interest expense.

Income Taxes

Tax Rate For The Six Months Ended June 30, 2015

The effective income tax rate was 41.0% for the six months ended June 30, 2015, which was impacted by an adjustment for expenses that are not deductible for tax purposes and an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. We estimate that our 2015 annual tax rate before discrete items, which may fluctuate from quarter to quarter, will be in the low 40% range. Our income tax rate has been trending down as expenses not deductible for tax purposes have decreased due to the issuance to senior management of a higher percentage of awards that were market based.

Tax Rate For The Six Months Ended June 30, 2014

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

Net Deferred Tax Liabilities

As of June 30, 2015 and December 31, 2014, our net deferred tax liabilities were $65.8 million and $61.2 million, respectively. The deferred tax liabilities primarily relate to differences between the book and tax bases of our broadcasting licenses and goodwill.

Net Income (Loss)

The decrease in net income was primarily attributable to the reasons described above under Income Before Income Taxes, net of income tax expense.

Results Of Operations For The Quarter

The following significant factor affected our results of operations for the three months ended June 30, 2015 as compared to the same period in the prior year:

During the current quarter, we incurred merger and acquisition costs of $2.0 million related to our pending acquisition from Lincoln.

Three Months Ended June 30, 2015 As Compared To The Three Months Ended June 30, 2014

	THREE MONTHS ENDED JUNE 30,
	2015	2014	% Change
	(dollars in millions)
NET REVENUES	$100.6	$100.2	0%

OPERATING EXPENSE:
Station operating expenses	70.0	68.2	3%
Depreciation and amortization expense	1.9	1.9	0%
Corporate general and administrative expenses	6.5	6.4	2%
Merger and acquisition costs	2.0	—	nmf
Other operating expenses	(0.4)	(0.2)	(100%)

Total operating expense	80.0	76.3	5%

OPERATING INCOME (LOSS)	20.6	23.9	(14%)

OTHER (INCOME) EXPENSE:
Net interest expense	9.3	9.8	(5%)
Other income and expense	—	0.1	(100%)

Other expense (income)	9.3	9.9	(6%)

INCOME (LOSS) BEFORE INCOME TAXES	11.3	14.0	(19%)

INCOME TAXES (BENEFIT)	4.6	5.9	(22%)

NET INCOME (LOSS)	$6.7	$8.1	(17%)

Net Revenues

Net revenues were flat during the quarter as advertising demand continues to fluctuate and reflects the uneven performance of the general economy. Also, last year benefited from the influx of advertising from political candidates and groups.

Net revenues increased the most for our stations in the Boston and Kansas City markets, offset by a decrease for our stations in the Denver and New Orleans markets.

Station Operating Expenses

The increase in station operating expenses was primarily due to the continuing investment and development within our markets of SmartReach Digital.

Depreciation And Amortization Expense

Depreciation and amortization expense was flat for the quarter.

Corporate General And Administrative Expenses

Corporate general and administrative expenses remained flat with increases in relocation expenses offset by decreases in our deferred compensation liability, which generally tracks the movements in the stock market.

Operating Income

Operating income decreased primarily due to merger and acquisition costs of $2.0 million related to the Lincoln acquisition and an increase in station operating expenses.

Interest Expense

The decrease in interest expense was primarily due to lower outstanding debt upon which interest is computed.

Income Before Income Taxes

The decrease was primarily attributable to the decrease in operating income that was primarily attributable to the merger and acquisition costs of $2.0 million and the increase in station operating expenses. This decrease was offset by a decrease in interest expense.

Income Taxes

For the current and prior periods, the income tax rate was 40.3% and 42.1%, respectively, which primarily reflects adjustments for expenses that are not deductible for tax purposes and an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. Our income tax rate has been trending down as expenses not deductible for tax purposes has decreased due to the issuance to senior management of a higher percentage of awards that were market based.

Net Income

The net decrease in net income was primarily attributable to the reasons described above under Income Before Income Taxes, net of Income Taxes.

Liquidity And Capital Resources

Liquidity

As of June 30, 2015, we had $260.5 million outstanding under our senior secured credit facility (the “Credit Facility”) and $220.0 million in principal for our 10.5% senior unsecured notes (the “Senior Notes”). In addition, we had $0.7 million in outstanding letters of credit. As of June 30, 2015, we had $43.7 million in cash and cash equivalents. For the six months ended June 30, 2015, we increased our outstanding cash by $12.1 million. We completed the Lincoln acquisition on July 16, 2015 and used $35.5 million of this cash together with $42 million in borrowing under our revolving credit facility.

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

The undrawn amount of the Revolver was $49.3 million as of June 30, 2015. The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of June 30, 2015, we would not be limited in these borrowings. We were also not limited in our borrowing as of the July 16, 2015 closing of our Lincoln transaction.

The Term B Loan requires mandatory prepayments equal to 50% of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs depending on the Consolidated Leverage Ratio. The Excess Cash Flow payment is due in the first quarter of each year. An estimate of this payment, net of any prepayments made through June 30, 2015, is included under the current portion of long-term debt. We expect to fund the payments using cash from operating activities.

As of June 30, 2015, we are in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations. A default under our Credit Facility or the indenture governing our Senior Notes could cause a cross default in the other. Any event of default could have a material adverse effect on our business and financial condition.

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

Perpetual Convertible Preferred Stock

Upon the acquisition of Lincoln on July 16, 2015, we issued perpetual convertible preferred stock that ranks senior to common stock in our capital structure. The payment of dividends on the preferred stock and the repayment of the liquidation preference of the preferred stock will take preference over any dividends or other payments to our common stockholders. The preferred stock is convertible by Lincoln into a fixed number of shares after a three-year waiting period. At certain times (including the first three years after issuance), we can redeem the preferred shares in cash at a price of 100%. The dividend rate on the preferred stock increases over time from 6% to 12%.

Operating Activities

Net cash flows provided by operating activities were $19.9 million and $28.6 million for the six months ended June 30, 2015 and 2014, respectively. The cash flows from operating activities decreased primarily as a result of: (1) $3.8 million in merger and acquisition costs in 2015 associated with our acquisition of Lincoln; and (2) an increase in accounts receivable requirements of $3.4 million.

Investing Activities

Net cash flows used in investing activities were $4.8 million and $5.3 million for the six months ended June 30, 2015 and 2014, respectively.

For the six months ended June 30, 2015 and 2014, the cash used in investing activities primarily reflects the additions to property and equipment of $4.7 million and $4.8 million, respectively.

Financing Activities

Net cash flows used in financing activities were $3.0 million and $28.4 million for the six months ended June 30, 2015 and 2014, respectively.

For the six months ended June 30, 2015 the cash flows used in financing activities primarily reflect purchase of vested employee restricted stock units of $1.5 million and the reduction of our net borrowings of $1.5 million. For the six months ended 2014, the cash flows used in financing activities primarily reflect the reduction of our net borrowings of $27.5 million.

Dividends

We do not currently pay, and have not paid for the past several years, any dividends on our common stock. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility, the Indenture governing our Senior Notes and our issuance of new perpetual convertible preferred stock. The payment of dividends on the preferred stock and the repayment of the liquidation preference of the preferred stock will take preference over any dividends or other payments to our common stockholders.

Income Taxes

During the six months ended June 30, 2015, we paid a nominal amount in state income taxes. We anticipate that it will not be necessary to make any quarterly estimated federal or state income tax payments for the remainder of 2015 based upon available net operating loss carryovers, existing prepayments and expected quarterly income subject to tax.

Capital Expenditures

Capital expenditures for the six months ended June 30, 2015 were $4.7 million. We anticipate that total capital expenditures in 2015 will be between $7.5 million and $8.5 million.

Contractual Obligations

As of June 30, 2015, there have been no material changes from the contractual obligations listed in our Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet arrangements, other than as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015.

Lincoln Acquisition

On July 16, 2015, we completed our transaction to acquire under a Stock Purchase Agreement (“SPA”) with The Lincoln National Life Insurance Company the stock of one of its subsidiaries, Lincoln Financial Media Company (“Lincoln”), which indirectly holds the assets and liabilities of 15 radio stations serving the Atlanta, Denver, Miami and San Diego markets. The purchase price was $105.0 million of which $77.5 million was paid in cash and $27.5 million was paid with our issuance of new perpetual convertible preferred stock. The SPA, originally dated December 7, 2014 and subsequently amended on July 10, 2015, provides for a working capital credit to the Company of $2.7 million. Other than in Denver, the Company does not currently operate any other stations in these markets. The SPA provides for a step-up in basis for tax purposes. Merger and acquisition related costs of $3.8 million and $2.0 million were expensed as a separate line item in the statement of operations for the six and three months ended June 30, 2015, respectively. We used the proceeds from borrowings under our Revolver of $42.0 million and cash on hand to fund the cash portion of this transaction.

The Department Of Justice (“DOJ”) is one of several government agencies responsible for enforcing federal antitrust laws. In connection with our acquisition of Lincoln, we settled with the DOJ and agreed to divest certain Denver radio stations as described below under dispositions. In order to comply with the Federal Communications Commission’s rules, one of the Denver radio stations to be divested, KKFN FM, is currently operating in a trust, of which we are the beneficiary.

Pending Exchange: Denver, Colorado, And Los Angeles, California

On July 10, 2015, we entered into an asset exchange agreement (“AEA”) with Bonneville International Corporation (“Bonneville”) to acquire a radio station in Los Angeles, California, together with additional consideration of approximately $5.0 million in exchange for four radio stations in Denver, Colorado. On July 17, 2015, we entered into two time brokerage agreements (“TBAs”). Pursuant to these TBAs, on July 17, 2015, we commenced operation of the Los Angeles station and Bonneville commenced operation of the Denver stations. During the period of the TBAs, we: (i) include net revenues and station operating expenses associated with our operation of the Los Angeles station in our consolidated financial statements; and (ii) exclude net revenues and station operating expenses associated with Bonneville’s operation of the Denver stations in our consolidated financial statements. We will incur no TBA expense to Bonneville for operation of the Los Angeles station and we will receive $0.3 million of monthly TBA income from Bonneville.

The fair value of the assets to be acquired in exchange for the assets to be disposed of will be determined at a future time based upon an appraisal. We do not anticipate that cash will be required to complete our obligations under the AEA. Upon completion of the AEA, we will: (1) own one station in Los Angeles, a new market for us; and (2) continue to own and operate five radio stations in the Denver market. We expect that the AEA, which is subject to regulatory approval, will close in the second half of 2015.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2014. We have, however, provided additional disclosures related to one of our critical accounting policies for impairment testing of radio broadcasting licenses and goodwill, as we conducted our annual impairment test of broadcasting licenses and goodwill during the second quarter of 2015.

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of June 30, 2015, we have recorded approximately $758 million in radio broadcasting licenses and goodwill, which represents 80% of our total assets at that date. We must conduct impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and charge to operations an impairment expense in the periods in which the recorded value of these assets is more than their fair value. Any such impairment could be material. After an impairment expense is recognized, the recorded value of these assets will be reduced by the amount of the impairment expense and that result will be the assets’ new accounting basis. Our most recent impairment loss to our broadcasting licenses and goodwill was in 2012.

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

We completed our annual impairment test for broadcasting licenses during the second quarter of 2015 and determined that the fair value of the broadcasting licenses was more than the carrying value in each of our markets and, as a result, we did not record an impairment loss.

The following table reflects the estimates and assumptions used in 2015 as compared to the second quarter of 2014, the date of the most recent prior impairment test:

Estimates And Assumptions
	Second Quarter 2015	Second Quarter 2014
Discount rate	9.7%	9.6%
Operating profit margin ranges expected for average stations in the markets where the Company operates	25% to 40%	25% to 40%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%

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

The table below presents the percentage within a range by which the fair value exceeded the carrying value of our radio broadcasting licenses as of June 30, 2015 for 20 units of accounting (20 geographical markets) where the carrying values of the licenses are considered material to our financial statements (three of our 23 markets are considered immaterial). Rather than presenting the percentage separately for each unit of accounting, management’s opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the broadcasting licenses. In addition, the units of accounting are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

	Units Of Accounting As Of June 30, 2015 Based Upon The Valuation As Of June 30, 2015 Percentage Range By Which Fair Value Exceeds The Carrying Value
	0% To 5%	Greater Than 5% To 10%	Greater Than 10% To 15%	Greater Than 15%
Number of units of accounting	4	4	—	12
Carrying value (in thousands)	$220,224	$243,392	$—	$253,568

Broadcasting Licenses Valuation At Risk

The second quarter 2015 impairment test of our broadcasting licenses indicated that there were eight units of accounting where the fair value exceeded their carrying value by 10% or less. In aggregate, these eight units of accounting have a carrying value of $463.6 million. If overall market conditions or the performance of the economy deteriorates, advertising expenditures and radio industry results could be negatively impacted, including expectations for future growth. This could result in future impairment charges for these or other of our units of accounting.

Goodwill Impairment Test

We perform our annual goodwill impairment test during the second quarter of each year by evaluating our goodwill for each reporting unit. We determined that a radio market is a reporting unit and, in total, we assessed goodwill at 19 separate reporting units (four of our 23 reporting units have no goodwill recorded as of June 30, 2015). If the fair value of any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and we are required to perform a second step of the impairment test. In the second step, we compare the amount reflected in the balance sheet to the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation.

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

In step one of our goodwill analysis, we considered the results of the market and, where appropriate, the income approach in computing the fair value of our reporting units. In the market approach, we applied an estimated market multiple of between seven and a half times and eight times to each reporting unit’s operating performance to calculate the fair value. This multiple was consistent with the multiple applied to all markets in the second quarter of 2014. We also utilized the discounted cash flow method to calculate the fair value of the reporting unit. Management believes that these approaches are an appropriate measurement given the current market valuations of broadcast radio stations together with historical market transactions, including those in recent months. Factors contributing to the determination of the reporting unit’s operating performance were historical performance and management’s estimates of future performance.

The following table reflects certain key estimates and assumptions that applied to our markets and were used in the second quarter of 2015 and in the second quarter of 2014, the date of the most recent prior impairment test:

	Second Quarter 2015	Second Quarter 2014
Discount rate	9.7%	9.6%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%
Market multiple used in the market valuation approach	7.5x to 8.0x	7.5x to 8.0x

The results of step one indicated that it was not necessary to perform the second step analysis in any of the markets tested. As a result of the step one test, no impairment loss was recorded during the second quarter of 2015. We performed a reasonableness test by comparing the fair value results for goodwill (by using the implied multiple based on our consolidated cash flow performance and our current stock price) to prevailing radio broadcast transaction multiples.

If actual market conditions are less favorable than those projected by the industry or us, or if events occur or circumstances change that would reduce the fair value of our goodwill below the amount reflected in the balance sheet, we may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.

The table below presents the percentage within a range by which the fair value exceeded the carrying value of the reporting unit as of June 30, 2015 for 19 reporting units under step one of the goodwill impairment test during the second quarter of 2015. Rather than presenting the percentage separately for each reporting unit, management’s opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the reporting unit, including goodwill. In addition, the reporting units are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

	Reporting Units As Of June 30, 2015 Based Upon The Valuation As Of June 30, 2015 Percentage Range By Which Fair Value Exceeds Carrying Value
	0% To 5%	Greater Than 5% To 10%	Greater Than 10% To 15%	Greater Than 15%
Number of reporting units	2	3	1	13
Carrying value (in thousands)	$175,379	$189,118	$8,968	$383,740

Goodwill Valuation At Risk

The second quarter 2015 impairment test of our goodwill indicated that there were five reporting units that exceeded the carrying value by 10% or less. In aggregate, these three reporting units have a carrying value of $364.5 million, of which $10.8 million is goodwill. Future impairment charges may be required on these, or other of our reporting units, as the discounted cash flow and market-based models are subject to change based upon our performance, our stock price, peer company performance and their stock prices, overall market conditions, and the state of the credit markets.

Sensitivity Of Key Broadcasting Licenses And Goodwill Assumptions

If we were to assume a 100 basis point change in certain of our key assumptions (a reduction in the long-term revenue growth rate, a reduction in the operating performance cash flow margin and an increase in the weighted average cost of capital) used to determine the fair value of our broadcasting licenses and goodwill using the income approach during the second quarter of 2015, the following would be the incremental impact:

Sensitivity Analysis (1)
	Results Of Long-Term Revenue Growth Rate Decrease	Results Of Operating Performance Cash Flow Margin Decrease	Results Of Weighted Average Cost Of Capital Increase
	(amounts in thousands)
Broadcasting Licenses
Incremental broadcasting licenses impairment	$18,929	$4,631	$46,718

Goodwill (2)
Incremental goodwill impairment	$4,246	$—	$20,081

(1)	Each assumption used in the sensitivity analysis is independent of the other assumptions.
(2)	The sensitivity goodwill analysis is computed using data from testing goodwill using the income approach under step 1.

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

Operating profit is defined as profit before interest, depreciation and amortization, income tax and corporate allocation charges. Operating profit is then divided by broadcast revenues, net of agency and national representative commissions, to compute the operating profit margin. For the broadcast license fair value analysis, the projections of operating profit margin that are used are based upon industry operating profit norms, which reflect market size and station type. These margin projections are not specific to the performance of our radio stations in a market, but are predicated on the expectation that a new entrant into the market could reasonably be expected to perform at a level similar to a typical competitor. For the goodwill fair value analysis, the projections of operating margin for each market are based on our actual historical performance. If the outlook for the radio industry’s growth declines, then operating profit margins in both the broadcasting license and goodwill fair value analyses would be negatively impacted, which would decrease the value of those assets.

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

We are exposed to market risk from changes in interest rates on our variable rate senior debt (the Term B Loan and Revolver). If the borrowing rates under London Interbank Offered Rate (“LIBOR”) were to increase 1% above the current rates as of June 30, 2015, our interest expense on: (1) our Term B Loan would increase $0.4 million on an annual basis as our Term Loan provides for a minimum LIBOR floor; and (2) our Revolver would increase by $0.5 million, assuming our entire Revolver was outstanding as of June 30, 2015. From time to time, we may seek to limit our exposure to interest rate volatility through the use of interest rate hedging instruments.

Assuming LIBOR remains flat, interest expense in 2015 is expected to be higher due to the increase in our outstanding debt upon which interest is computed as a result of our transaction with Lincoln on July 16, 2015.

As of June 30, 2015, there were no interest rate hedging transactions outstanding.

From time to time, we invest in cash equivalents that are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. When such investments are made, we do not believe that we have any material credit exposure with respect to these assets. As of June 30, 2015, we did not have any investments in money market instruments.

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

ITEM 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

The following table provides information on our repurchases during the quarter ended June 30, 2015:

Period (1)	(a) Total Number Of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	(d) Maximum Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs

April 1, 2015 - April 30, 2015	9,489	$12.96	—	$—
May 1, 2015 - May 31, 2015	4,317	$11.44	—	$—
June 1, 2015 - June 30, 2015	866	$11.38	—	$—

Total	14,672		—

(1)	As a result of our withholding shares to satisfy employee tax obligations related to the vesting of restricted stock units during the three months ended June 30, 2015, we are deemed to have repurchased the following shares withheld to satisfy employees’ tax obligations: 9,489 shares at an average price of $12.96 per share in April 2015; 4,317 shares at an average price of $11.44 per share in May 2015 and 866 shares at an average price of $11.38 in June 2015. These shares are included in the table above.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

N/A

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number	Description

3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007 and May 15, 2009. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)

3.03	Statement with Respect to Shares, filed with the Pennsylvania Department of State on July 16, 2015. (3) (Originally filed as Exhibit 3.1)

4.01	Credit Agreement, dated as of November 23, 2011, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (4) (Originally filed as Exhibit 4.1)

4.02	First Amendment to Credit Agreement, dated as of November 27, 2012, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (5) (Originally filed as Exhibit 4.02)

4.03	Second Amendment to Credit Agreement, dated as of December 2, 2013, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (6) (Originally filed as Exhibit 4.03)

4.04	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. (4) (Originally filed as Exhibit 4.2)

4.05	Form of Note. (4) (Originally filed as Exhibit 4.3)

4.06	Registration Rights Agreement, dated July 16, 2015, by and between Entercom Communications Corp. and The Lincoln National Life Insurance Company. (3) (Originally filed as Exhibit 4.1)

10.01	Entercom Non-Employee Director Compensation Policy adopted February 19, 2015. (7)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (8)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (8)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (9)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (9)

101.INS	XBRL Instance Document (8)

101.SCH	XBRL Taxonomy Extension Schema Document (8)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (8)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (8)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (8)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (8)

(1)	Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.01 of our Current Report on Form 8-K as filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on July 17, 2015.
(4)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on November 25, 2011.
(5)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2012, as filed on February 27, 2013.

(6)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2013, as filed on March 3, 2014.
(7)	Incorporated by reference to Exhibit 10.01 to our Current Report on Form 8K as filed on February 19, 2015.
(8)	Filed herewith.
(9)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP. (Registrant)

Date: August 7, 2015	/S/ David J. Field
	Name:	David J. Field
	Title:	President and Chief Executive Officer (principal executive officer)

Date: August 7, 2015	/S/ Stephen F. Fisher
	Name:	Stephen F. Fisher
	Title:	Executive Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007 and May 15, 2009. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)

3.03	Statement with Respect to Shares, filed with the Pennsylvania Department of State on July 16, 2015. (3) (Originally filed as Exhibit 3.1)

4.01	Credit Agreement, dated as of November 23, 2011, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (4) (Originally filed as Exhibit 4.1)

4.02	First Amendment to Credit Agreement, dated as of November 27, 2012, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (5) (Originally filed as Exhibit 4.02)

4.03	Second Amendment to Credit Agreement, dated as of December 2, 2013, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (6) (Originally filed as Exhibit 4.03)

4.04	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. (4) (Originally filed as Exhibit 4.2)

4.05	Form of Note. (4) (Originally filed as Exhibit 4.3)

4.06	Registration Rights Agreement, dated July 16, 2015, by and between Entercom Communications Corp. and The Lincoln National Life Insurance Company. (3) (Originally filed as Exhibit 4.1)

10.01	Entercom Non-Employee Director Compensation Policy adopted February 19, 2015. (7)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (8)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (8)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (9)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (9)

101.INS	XBRL Instance Document (8)

101.SCH	XBRL Taxonomy Extension Schema Document (8)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (8)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (8)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (8)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (8)

(1)	Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.01 of our Current Report on Form 8-K as filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on July 17, 2015.
(4)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on November 25, 2011.
(5)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2012, as filed on February 27, 2013.

(6)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2013, as filed on March 3, 2014.
(7)	Incorporated by reference to Exhibit 10.01 to our Current Report on Form 8K as filed on February 19, 2015.
(8)	Filed herewith.
(9)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.