Form 10-Q
period 2015-09-30
ENTERCOM COMMUNICATIONS CORP
filed 2015-11-06
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Class A common stock, $0.01 par value – 32,515,506 Shares Outstanding as of October 31, 2015

(Class A Shares Outstanding include 1,627,491 unvested and vested but deferred restricted stock units)

Class B common stock, $0.01 par value – 7,197,532 Shares Outstanding as of October 31, 2015.

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

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2015	2014
ASSETS:
Cash	$9,211	$31,540
Accounts receivable, net of allowance for doubtful accounts	88,673	70,249
Prepaid expenses, deposits and other	6,843	5,937
Prepaid and refundable federal and state income taxes	45	30
Deferred tax assets	2,248	2,248

Total current assets	107,020	110,004
Net property and equipment	59,970	44,662
Radio broadcasting licenses	755,721	718,992
Goodwill	33,727	38,850
Assets held for sale	49,322	868
Investment in deconsolidated subsidiary	10,955	—
Deferred charges and other assets, net of accumulated amortization	10,317	13,239

TOTAL ASSETS	$1,027,032	$926,615

LIABILITIES:
Accounts payable	$202	$324
Accrued expenses	22,444	13,938
Other current liabilities	26,327	13,499
Long-term debt, current portion	20,915	3,000

Total current liabilities	69,888	30,761

Long-term debt, net of current portion	484,016	476,929
Deferred tax liabilities	73,061	63,470
Other long-term liabilities	26,065	26,434

Total long-term liabilities	583,142	566,833

Total liabilities	653,030	597,594

CONTINGENCIES AND COMMITMENTS
PERPETUAL CUMULATIVE CONVERTIBLE PREFERRED STOCK	27,619	—

SHAREHOLDERS’ EQUITY:
Class A, B and C common stock	396	391
Additional paid-in capital	610,776	608,515
Accumulated deficit	(264,789)	(279,885)

Total shareholders’ equity	346,383	329,021

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,027,032	$926,615

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	2015	2014	2015	2014
NET REVENUES	$114,662	$99,840	$293,674	$278,276

OPERATING EXPENSE:
Station operating expenses, including non-cash compensation expense	81,241	69,490	210,608	195,672
Depreciation and amortization expense	2,219	1,956	6,079	5,797
Corporate general and administrative expenses, including non-cash compensation expense	6,960	7,319	19,690	20,094
Merger and acquisition costs and restructuring charges	1,978	—	5,732	—
Net time brokerage agreement (income) fees	(745)	—	(745)	—
Net (gain) loss on sale or disposal of assets	(150)	(130)	(717)	(332)

Total operating expense	91,503	78,635	240,647	221,231

OPERATING INCOME (LOSS)	23,159	21,205	53,027	57,045

OTHER (INCOME) EXPENSE:
Net interest expense	9,731	9,752	28,323	29,467

TOTAL OTHER EXPENSE	9,731	9,752	28,323	29,467

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	13,428	11,453	24,704	27,578
INCOME TAXES (BENEFIT)	4,986	4,980	9,608	11,605

NET INCOME (LOSS) AVAILABLE TO THE COMPANY	8,442	6,473	15,096	15,973
Preferred stock dividend	(339)	—	(339)	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$8,103	$6,473	$14,757	$15,973

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - BASIC	$0.21	$0.17	$0.39	$0.42

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - DILUTED	$0.21	$0.17	$0.38	$0.41

WEIGHTED AVERAGE SHARES:
Basic	38,075,922	37,692,848	38,073,525	37,685,754

Diluted	38,912,829	38,482,073	39,006,981	38,522,122

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND YEAR ENDED DECEMBER 31, 2014

(amounts in thousands, except share data)

(unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	31,308,194	$313	7,197,532	$72	$604,721	$(306,713)	$298,393
Net income (loss) available to the Company	—	—	—	—	—	26,823	26,823
Compensation expense related to granting of stock awards	638,102	7	—	—	5,225	—	5,232
Exercise of stock options	57,500	—	—	—	82	—	82
Purchase of vested employee restricted stock units	(141,502)	(1)	—	—	(1,513)	—	(1,514)
Forfeitures of dividend equivalents	—	—	—	—	—	5	5

Balance, December 31, 2014	31,862,294	319	7,197,532	72	608,515	(279,885)	329,021
Net income (loss) available to the Company	—	—	—	—	—	15,096	15,096
Compensation expense related to granting of stock awards	648,029	6	—	—	4,091	—	4,097
Exercise of stock options	11,750	—	—	—	35	—	35
Purchase of vested employee restricted stock units	(128,523)	(1)	—	—	(1,526)	—	(1,527)
Preferred stock dividend	—	—	—	—	(339)	—	(339)

Balance, September 30, 2015	32,393,550	$324	7,197,532	$72	$610,776	$(264,789)	$346,383

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2015	2014
OPERATING ACTIVITIES:
Net income (loss) available to the Company	$15,096	$15,973

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,079	5,797
Amortization of deferred financing costs (including original issue discount)	2,404	3,391
Net deferred taxes (benefit) and other	9,608	11,605
Provision for bad debts	918	899
Net (gain) loss on sale or disposal of assets	(717)	(329)
Non-cash stock-based compensation expense	4,097	3,751
Deferred rent	480	663
Unearned revenue - long-term	(10)	(28)
Deferred compensation	(22)	888
Accretion expense, net of asset retirement obligation adjustments	13	(18)

Changes in assets and liabilities (net of effects of acquisitions and deconsolidation activities in 2015):
Accounts receivable	(6,500)	(3,444)
Prepaid expenses and deposits	46	(817)
Accounts payable and accrued liabilities	5,159	5,863
Accrued interest expense	5,788	5,602
Accrued liabilities - long-term	(326)	(1,235)
Prepaid expenses - long-term	660	(406)

Net cash provided by (used in) operating activities	42,773	48,155

INVESTING ACTIVITIES:
Additions to property and equipment	(5,974)	(7,390)
Proceeds from sale of property, equipment, intangibles and other assets	406	80
Purchases of radio stations (net of cash acquired)	(81,652)	—
Deferred charges and other assets	(913)	(658)

Net cash provided by (used in) investing activities	(88,133)	(7,968)

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2015	2014
FINANCING ACTIVITIES:
Borrowing under the revolving senior debt	42,000	15,500
Payments of long-term debt	(17,250)	(51,000)
Payment of fees associated with the issuance of preferred stock	(220)	—
Proceeds from the exercise of stock options	35	42
Purchase of vested employee restricted stock units	(1,527)	(915)
Payment of dividend equivalents on vested restricted stock units	(7)	—

Net cash provided by (used in) financing activities	23,031	(36,373)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,329)	3,814
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	31,540	12,231

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,211	$16,045

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$20,538	$20,998

Income taxes	$81	$79

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

In September 2015, the accounting guidance for business combinations was modified to reflect measurement period adjustments to be recorded prospectively rather than retroactively to the assets and liabilities initially recorded under purchase price accounting. This guidance is effective for the Company as of January 1, 2016. The Company anticipates that this guidance could have an impact on the Company’s financial position and results of operations in the period that the adjustment is recorded for a previously reported business combination. There should be no material impact to the Company’s cash flows.

In August 2015, the effective date of the accounting guidance for revenue recognition from contracts with customers was deferred for an additional year. The guidance was originally issued in May 2014. Along with the update, most industry-specific revenue guidance was eliminated. The new guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance will be applied using one of two retrospective methods. The guidance is effective for the Company as of January 1, 2018. The Company has not determined the potential effects of this guidance on its financial statements.

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

In April 2015, the accounting guidance was amended to modify the presentation of debt issuance costs on the balance sheet by requiring that all costs, including incremental third-party costs, be reflected as an offset to the associated debt liability rather than as a deferred charge. This guidance was subsequently modified in August 2015 to allow the existing presentation to continue for line-of-credit arrangements. This guidance is effective for the Company as of January 1, 2016. The impact of this guidance to the Company will be for balance sheet presentation purposes only and will have no impact on the Company’s results of operations, cash flows or financial condition.

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

2. INTANGIBLE ASSETS AND GOODWILL

Goodwill and certain intangible assets are not amortized for book purposes. They may be, however, amortized for tax purposes. The Company accounts for its acquired broadcasting licenses as indefinite-lived intangible assets and, similar to goodwill, these assets are reviewed at least annually for impairment. At the time of each review, if the fair value is less than the carrying value of goodwill and certain intangibles (such as broadcasting licenses), then a charge is recorded to the results of operations.

The following table presents the changes in broadcasting licenses that include an acquisition for multiple radio stations in new markets (described further in Note 9) along with a related transaction that covers the exchange of certain stations in Denver (assets held for sale and the deconsolidation of a subsidiary, as described further in Note 11) for a station in Los Angeles (currently under a time brokerage agreement as of September 30, 2015):

	Broadcasting Licenses
	Carrying Amount
	September 30,	December 31,
	2015	2014
	(amounts in thousands)
Beginning of period balance as of January 1,	$718,992	$718,542
Acquisition of radio stations	79,209	—
Acquisitions - other	100	450
Assets held for sale	(32,979)	—
Deconsolidation of a subsidiary	(9,601)	—

Ending period balance	$755,721	$718,992

The following table presents the changes in goodwill that include an acquisition for multiple radio stations in new markets (described further in Note 9) along with a related transaction that covers the exchange of certain stations in Denver (assets held for sale and the deconsolidation of a subsidiary, as described further in Note 11) for a station in Los Angeles (currently under a time brokerage agreement as of September 30, 2015):

	Goodwill Carrying Amount
	September 30,	December 31,
	2015	2014
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$164,465	$164,465
Accumulated loss on impairment as of January 1,	(125,615)	(125,615)

Goodwill beginning balance after cumulative loss on impairment as of January 1,	38,850	38,850
Acquisition of radio stations	5,866	—
Assets held for sale	(10,230)	—
Deconsolidation of subsidiary	(759)	—

Ending period balance	$33,727	$38,850

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

During the second quarter for each of the years 2015 and 2014, the Company completed its annual goodwill impairment test and the results indicated that there was no impairment as the fair value was greater than the carrying value.

If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.

There were no events or circumstances since the Company’s second quarter annual goodwill test that indicated an interim review of goodwill was required.

3. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	September 30,	December 31,
	2015	2014
	(amounts in thousands)
Accrued compensation	$9,638	$5,783
Accounts receivable credits	3,776	2,398
Advertiser obligations	1,618	928
Accrued interest payable	8,566	2,777
Other	2,729	1,613

Total other current liabilities	$26,327	$13,499

4. LONG-TERM DEBT

(A) Senior Debt

The Credit Facility

As of September 30, 2015, the amount outstanding under the term loan component (the “Term B Loan”) of the Company’s senior secured credit facility (the “Credit Facility”) was $247.8 million and the amount outstanding under the revolving credit facility (the “Revolver”) of the Credit Facility was $39.0 million. The amount available under the Revolver, which includes the impact of outstanding letters of credit, was $10.3 million as of September 30, 2015.

On November 23, 2011, the Company entered into a credit agreement with a syndicate of lenders for a $425 million Credit Facility that was initially comprised of: (a) a $50 million Revolver that matures on November 23, 2016; and (b) a $375 million Term B Loan that matures on November 23, 2018.

The Term B Loan requires mandatory prepayments equal to 50% of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs depending on the Consolidated Leverage Ratio. The Excess Cash Flow payment is due in the first quarter of each year for the prior year. An estimate of this payment that is due next year, net of any prepayments made through September 30, 2015, is included under the current portion of long-term debt. The Company expects to fund the payment using cash from operating activities.

As of September 30, 2015, the Company is in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenants under the Credit Facility is highly dependent on its results of operations. Management believes that over the next 12 months the Company can continue to maintain compliance. The Company’s operating cash flow is positive, and management believes that it is adequate to fund the Company’s operating needs. The Company has not been required to rely upon the Revolver, and the Company does not anticipate being required to rely upon the Revolver, to fund its operations. During the quarter, the Company used the Revolver to fund a portion of the cash needed to close on an acquisition, including working capital, as described under Note 9, Business Combinations. Management believes that cash on hand and cash from operating activities, together with available borrowings under the Revolver, will be sufficient to permit the Company to meet its liquidity requirements over the next 12 months, including its debt repayments. The amount of the Revolver actually available to the Company is a function of covenant compliance at the time of borrowing.

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

(B) Senior Unsecured Debt

The Senior Notes

On November 23, 2011, the Company issued $220.0 million of 10.5% unsecured Senior Notes which mature on December 1, 2019. The Company received net proceeds of $212.7 million, which included a discount of $2.9 million, and incurred deferred financing costs of $6.1 million. These amounts are amortized over the term under the effective interest rate method. Interest on the Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Senior Notes may be redeemed at any time on or after December 1, 2015 at a redemption price of 105.25%. The redemption price decreases over time.

(C) Net Interest Expense

The components of net interest expense are as follows:

	Net Interest Expense
	Nine Months Ended
	September 30,
	2015	2014
	(amounts in thousands)
Interest expense	$25,919	$26,076
Amortization of deferred financing costs	2,153	3,165
Amortization of original issue discount of senior notes	251	226

Total net interest expense	$28,323	$29,467

	Net Interest Expense
	Three Months Ended
	September 30,
	2015	2014
	(amounts in thousands)
Interest expense	$8,915	$8,644
Amortization of deferred financing costs	730	1,031
Amortization of original issue discount of senior notes	86	77

Total net interest expense	$9,731	$9,752

5. SHARE-BASED COMPENSATION

Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.

Restricted Stock Units (“RSUs”) Activity

The following is a summary of the changes in RSUs under the Plan during the current period:

		Number		Weighted	Aggregate
		Of	Weighted	Average	Intrinsic
		Restricted	Average	Remaining	Value As Of
		Stock	Purchase	Contractual	September 30,
	Period Ended	Units	Price	Term (Years)	2015
RSUs outstanding as of:	December 31, 2014	1,258,685
RSUs awarded		701,527
RSUs released		(394,130)
RSUs forfeited		(53,498)

RSUs outstanding as of:	September 30, 2015	1,512,584	$—	1.3	$15,367,853

RSUs vested and expected to vest as of:	September 30, 2015	1,424,839	$—	1.2	$13,649,545

RSUs exercisable (vested and deferred) as of:	September 30, 2015	81,380	$—	—	$826,821

Weighted average remaining recognition period in years		2.0

Unamortized compensation expense, net of estimated forfeitures		$8,404,214

RSUs With Service And Market Conditions

The Company issued RSUs with service and market conditions that are included in the table above. These shares vest if: (1) the Company’s stock achieves certain shareholder performance targets over a defined measurement period; and (2) the employee fulfills a minimum service period. The compensation expense is recognized even if the market conditions are not satisfied and are only reversed in the event the service period is not met, as all of the conditions need to be satisfied. These RSUs are amortized over the longest of the explicit, implicit or derived service periods, which range from one to two years.

The following table presents the changes in outstanding RSUs with market conditions:

	Nine Months	Year
	Ended	Ended
	September 30,	December 31,
	2015	2014
	(amounts in thousands, except per share data)
Reconciliation Of RSUs With Market Conditions
Beginning of period balance	290	—
Number of RSUs granted	165	290
Number of RSUs forfeited	—	—
Number of RSUs vested	(65)	—

End of period balance	390	290

Average fair value of RSUs issued with market conditions	$8.39	$6.90

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

The specific assumptions used for these valuations are as follows:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2015	2014
Expected Volatility Term Structure (1)	34% to 39%	33% to 42%
Risk-Free Interest Rate (2)	0.1% to 1.1%	0.1% to 0.4%
Dividend Yield (3)	0.0%	0.0%

(1)	Expected Volatility Term Structure - The Company estimated the volatility term structure using: (1) the historical volatility of its stock; and (2) the implied volatility provided by its traded options from a trailing month’s average of the closing bid-ask price quotes.
(2)	Risk-Free Interest Rate - The Company estimated the risk-free interest rate based upon the implied yield available on U.S. Treasury issues using the Treasury bond rate as of the date of grant.
(3)	Dividend Yield - The Company calculated the dividend yield at the time of grant based upon the Company’s most recent history of not paying a dividend on its common stock.

RSUs With Service And Performance Conditions

In addition to the RSUs included in the table above summarizing the activity in RSUs under the Plan, the Company issued RSUs with both service and performance conditions. Vesting of performance-based awards, if any, is dependent upon the achievement of certain performance targets. If the performance standards are not achieved, all unvested shares will expire and any accrued expense will be reversed. The Company determines the requisite service period on a case-by-case basis to determine the expense recognition period for non-vested performance based RSUs. The fair value is determined based upon the closing price of the Company’s common stock on the date of grant. The Company applies a quarterly probability assessment in computing its non-cash compensation expense and any change in the estimate is reflected as a cumulative adjustment to expense in the quarter of the change.

The following table reflects the activity of RSUs with service and performance conditions:

	Nine Months	Year
	Ended	Ended
	September 30,	December 31,
	2015	2014
	(amounts in thousands, except per share data)
Reconciliation Of RSUs With Performance Conditions
Beginning of period balance	8	—
Number of RSUs granted	22	11
Number of RSUs that did not meet criteria	—	(3)
Number of RSUs vested	—	—

End of period balance	30	8

Average fair value of RSUs issued with performance conditions	$11.11	$9.60

As of September 30, 2015, no non-cash compensation expense was accrued.

Option Activity

The following table provides summary information related to the exercise of stock options:

	Nine Months Ended September 30,
Option Exercise Data	2015	2014
	(amounts in thousands)
Intrinsic value of options exercised	$101	$232

Tax benefit from options exercised (1)	$38	$88

Cash received from exercise price of options exercised	$35	$42

(1)	Amount excludes impact from suspended income tax benefits and/or valuation allowances.

The following table presents the option activity during the current period under the Plan:

				Weighted	Intrinsic
			Weighted	Average	Value
			Average	Remaining	As Of
		Number Of	Exercise	Contractual	September 30,
	Period Ended	Options	Price	Term (Years)	2015
Options outstanding as of:	December 31, 2014	486,675	$2.11
Options granted		—	—
Options exercised		(11,750)	3.02
Options forfeited		(3,750)	8.72
Options expired		(4,250)	13.63

Options outstanding as of:	September 30, 2015	466,925	$1.93	3.3	$3,871,714

Options vested and expected to vest as of:	September 30, 2015	466,925	$1.93	3.3	$3,871,714

Options vested and exercisable as of:	September 30, 2015	466,925	$1.93	3.3	$3,871,714

Weighted average remaining recognition period in years		—

Unamortized compensation expense, net of estimated forfeitures		$11,947

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
		Number Of Options Outstanding September 30, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Of Options Exercisable September 30, 2015	Weighted Average Exercise Price

Range Of
Exercise Prices
From	To
$1.34	1.34	432,925	3.4	$1.34	432,925	$1.34
$2.02	11.78	34,000	2.9	$9.50	34,000	$9.50

$1.34	11.78	466,925	3.3	$1.93	466,925	$1.93

Recognized Non-Cash Stock-Based Compensation Expense

The following non-cash stock-based compensation expense, which is comprised primarily of RSUs, is included in each of the respective line items in our statement of operations:

	Nine Months Ended
	September 30,
	2015	2014
	(amounts in thousands)
Station operating expenses	$880	$672
Corporate general and administrative expenses	3,217	3,079

Stock-based compensation expense included in operating expenses	4,097	3,751
Income tax benefit (1)	1,513	1,121

Net stock-based compensation expense	$2,584	$2,630

	Three Months Ended
	September 30,
	2015	2014
	(amounts in thousands)
Station operating expenses	$334	$277
Corporate general and administrative expenses	1,221	981

Stock-based compensation expense included in operating expenses	1,555	1,258
Income tax benefit (1)	577	378

Net stock-based compensation expense	$978	$880

(1)	Amount excludes impact from suspended income tax benefits and/or valuation allowances.

6. NET INCOME (LOSS) PER COMMON SHARE

The following tables present the computations of basic and diluted net income (loss) per share:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(amounts in thousands except per share data)
Basic Income (Loss) Per Share
Numerator
Net income (loss) available to the Company	$15,096	$15,973	$8,442	$6,473
Preferred stock dividends	339	—	339	—

Net income (loss) available to common shareholders	$14,757	$15,973	$8,103	$6,473

Denominator
Basic weighted average shares outstanding	38,074	37,686	38,076	37,693

Basic net income (loss) per share available to common shareholders	$0.39	$0.42	$0.21	$0.17

Diluted Income (Loss) Per Share
Numerator
Net income (loss) available to the Company	$15,096	$15,973	$8,442	$6,473
Preferred stock dividends	339	—	339	—

Net income (loss) available to common shareholders	$14,757	$15,973	$8,103	$6,473

Denominator
Basic weighted average shares outstanding	38,074	37,686	38,076	37,693
Effect of RSUs and options under the treasury stock method	933	836	837	789

Diluted weighted average shares outstanding	39,007	38,522	38,913	38,482

Diluted net income (loss) per share available to common shareholders	$0.38	$0.41	$0.21	$0.17

Incremental Shares Disclosed As Anti-Dilutive

The following table provides the incremental shares excluded as they were anti-dilutive:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
Impact Of Equity Awards	2015	2014	2015	2014
	(amounts in thousands, except per share data
Dilutive or anti-dilutive for all potentially dilutive equivalent shares	dilutive	dilutive	dilutive	dilutive

Excluded shares as anti-dilutive under the treasury stock method:
Options	14	32	23	30

Price range of options: from	$10.17	$8.04	$10.17	$8.04

Price range of options: to	$11.78	$35.05	$11.78	$35.05

RSUs with service conditions	11	—	425	—

Excluded RSUs with service and market conditions as market conditions not met	165	290	165	290

Excluded RSUs with service and performance conditions as performance conditions not met	30	11	30	11

Perpetual cumulative convertible preferred stock as anti-dilutive under the as if method	533	—	1,604	—

7. INCOME TAXES

Tax Rates For The Nine Months And Three Months Ended September 30, 2015

The effective income tax rates were 38.9% and 37.1% for the nine months and three months ended September 30, 2015, respectively. These rates were impacted by an adjustment for expenses that are not deductible for tax purposes and an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. The income tax rate has been trending down as expenses not deductible for tax purposes have decreased due to the issuance to senior management of a higher percentage of awards that were market based. Effective with this quarter, the estimated annual income tax rate increased due to the impact of acquisitions on the Company’s state income apportionments to states with higher income tax rates. This increase was offset by a discrete state income tax credit due to recent legislation that allowed for the release of a partial valuation allowance in a certain single member state.

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

Net Deferred Tax Assets And Liabilities

As of September 30, 2015 and December 31, 2014, net deferred tax liabilities were $70.8 million and $61.2 million, respectively. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

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

	Value Measurements At Reporting Date
	September 30,	December 31,
Description	2015	2014
	(amounts in thousands)
Liabilities
Deferred compensation - Level 1 (1)	$9,629	$11,017

(1)	The Company’s deferred compensation liability, which is included in other long-term liabilities, is recorded at fair value on a recurring basis. The unfunded plan allows participants to hypothetically invest in various specified investment options. The deferred compensation plan liability is valued at Level 1 as it is based on quoted market prices of the underlying investments.

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

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	September 30,		December 31,
	2015		2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(amounts in thousands)
Term B Loan (1)	$247,750	$247,440	$262,000	$261,345

Revolver (2)	$39,000	$39,000	$—	$—

Senior Notes (3)	$218,180	$230,180	$217,929	$237,134

Letters of credit (4)	$670		$620

The following methods and assumptions were used to estimate the fair value of financial instruments:

(1)	The Company’s determination of the fair value of the Term B Loan was based on quoted prices for this instrument and is considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
(2)	The fair value of the Revolver is considered to approximate the carrying value as the interest payments are based on LIBOR that reset periodically.
(3)	The Company utilizes a Level 2 valuation input based upon the market trading prices of the Senior Notes to compute the fair value as these Senior Notes are traded in the debt securities market.
(4)	The Company does not believe it is practicable to estimate the fair value of the outstanding standby letters of credit and does not expect any material loss since the performance of the letters of credit is not likely to be required.

9. BUSINESS COMBINATIONS

2015 Acquisition

On July 16, 2015, the Company acquired under a Stock Purchase Agreement (“SPA”) with The Lincoln National Life Insurance Company the stock of one of its subsidiaries, Lincoln Financial Media Company (“Lincoln”), which indirectly holds the assets and liabilities of radio stations serving the Atlanta, Denver, Miami and

San Diego markets. The purchase price was $105.0 million of which: (1) $77.5 million was paid in cash using $42.0 million in borrowing under the Company’s Revolver together with cash on hand; and (2) $27.5 million was paid with the Company’s issuance of new perpetual cumulative convertible preferred stock (“Preferred”). The SPA, originally dated December 7, 2014 and subsequently amended on July 10, 2015, provided for a working capital reimbursement to Lincoln that is estimated to be in the amount of $11.1 million before a working capital credit to the Company of $2.7 million. The SPA provides for a step-up in basis for tax purposes.

In order to comply with the Federal Communications Commission’s rules and the requirements of the Department Of Justice, the Company agreed to divest three radio stations in Denver.

The divestiture of the Denver radio stations will be provided as consideration by the Company in exchange with another broadcaster for a radio station in Los Angeles. The Company commenced operations of the Los Angeles radio station under a time brokerage agreement (“TBA”) effective July 17, 2015 and the other broadcaster commenced operations of the Denver radio stations on the same date under a TBA with the Company. The Company is including the operating results of the Los Angeles radio station in its statement of operations under net revenue and station operating expenses during the period of the TBA and the Company is not including the results of the Denver radio stations subject to divestiture during the period of the TBA. Once the Company closes on this exchange of radio stations and the TBA period ends, the Company will record both the disposition and the acquisition in its balance sheet. For further discussion, see Note 11.

The Company recorded goodwill on its books, which is fully deductible for income tax purposes. Management believes that this acquisition provides the Company with an opportunity to increase its national footprint to compete more effectively for national business and to benefit from certain operational synergies. In addition, as a pure-play radio operator, this acquisition allows for certain operational synergies in programming, sales and administration that were not available to Lincoln.

The following table reflects the aggregate fair value purchase price allocation of these assets and liabilities and is management’s estimate.

The following preliminary purchase price allocations are based upon a preliminary valuation of assets and liabilities and the estimates and assumptions are subject to change as the Company obtains additional information during the measurement period, which may be up to one year from the acquisition date. The assets and liabilities pending finalization include the valuation of acquired intangible assets and working capital. Differences between the preliminary and final valuation could be substantially different from the initial estimates.

		Useful Lives In Years
Description	Amount	From	To
	(in thousands)
Cash	$2,246
Accounts receivable, net of an allowance for bad debt	11,908	less than 1 year
Prepaid expenses, deposits and other	953	less than 1 year

Total current assets	15,107

Land	7,368	non-depreciating
Land improvements	87	15	15
Building	1,067	15	25
Leasehold improvements	973	2	11
Equipment and towers	8,651	3	40
Furniture and fixtures	29	5	5

Total tangible property	18,175

Assets held for sale	1,885
Favorable leases	24	over remaining lease life
Advertiser lists and customer relationships	151	3	3
Acquired advertising contracts	297	less than 1 year
Trademarks and trade names	15	5	5
Broadcasting licenses	79,209	non-amortizing
Goodwill	5,866	non-amortizing

Total intangible assets	87,447

Total assets	$120,729

Accounts payable	$723	less than 1 year
Accrued expenses	3,232	less than 1 year
Other current liabilities	12	less than 1 year

Total current liabilities	3,967

Unfavorable lease liabilities	799	over remaining lease life
Unfavorable contract liabilities	2,458	over remaining lease life
Asset retirement liabilities	15	over remaining lease life

Other long-term liabilities	3,272

Total liabilities acquired	$7,239

Net assets acquired	$113,490

The allocations presented in the table are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows that assume expected future growth rates of 1.0% to 1.5%; and an estimated discount rate of 9.6%. The gross profit margins are similar to the ranges used in the Company’s second quarter 2015 annual license impairment testing. The fair value for accounts receivable is net of an estimate for bad debts. The Company determines the fair value of the broadcasting licenses in each of these markets by relying on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The Company’s fair value analysis contains assumptions based upon past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information for an average station within a certain market. Any excess of the purchase price over the net assets acquired was reported as goodwill.

Merger And Acquisition Costs And Restructuring Charges

Merger and acquisition costs and restructuring charges were expensed as a separate line item in the statement of operations. These costs consist primarily of legal, professional, advisory services and restructuring costs (as identified below) related to its acquisition of Lincoln and the Company’s exchange agreement with Bonneville International Corporation (“Bonneville”).

During the third quarter of 2015, the Company initiated a restructuring plan as a result of the integration of the Lincoln radio stations acquired in July 2015. The restructuring plan includes: (1) $0.6 million in costs associated with exiting contractual vendor obligations as these obligations were duplicative; and (2) a workforce reduction and realignment charge of $1.1 million that included one-time termination benefits and related costs. As of September 30, 2015, restructuring charges of $1.1 million were included in accrued expenses as most expenses are expected to be paid within one year and $0.6 million was paid during the third quarter of 2015.

	Nine Months Ended		Three Months Ended
	September 30,
	2015	2014	2015	2014
	(amounts in thousands)
Merger & Acquisition Costs	$3,978	$—	$224	$—

Restructuring Charges	$1,754	$—	$1,754	$—

Under purchase price accounting for the Lincoln acquisition, the Company recorded unfavorable lease and contract liabilities for studio and transmitter site property leases and vendor contracts as these contracts contained terms that were considered to be above market rates. The unfavorable liabilities are reflected in other long-term liabilities in the consolidated balance sheets and are amortized as a reduction to station operating expenses on a straight-line basis over the lives of the leases and contracts. The future amortization of unfavorable leases and contracts is as follows:

As Of
September 30,
2015
(amounts in
thousands)
Years ending December 31,
2015	$638
2016	756
2017	594
2018	138
2019	133
Thereafter	466

$2,725

Unaudited Pro Forma Summary Of Financial Information

The following pro forma information presents the consolidated results of operations as if the Lincoln acquisition had occurred as of the beginning of the prior period presented, after giving effect to certain adjustments, including: (1) depreciation and amortization of assets; (2) amortization of unfavorable contracts related to the fair value adjustments of the assets acquired; (3) change in the effective tax rate; (4) interest expense on any debt incurred; and (5) accrued dividends on the issuance of preferred stock. For purposes of this presentation: (a) the pro forma data excludes certain Lincoln radio stations operated by Bonneville under a TBA as the Company never operated these stations and does not expect to operate these stations at a future time (KYGO FM; KKFN FM and KEPN AM); and (b) the pro forma data does not include a radio station operated by Bonneville under a TBA (KOSI FM) and includes the same radio station operated by the Company prior to the TBA. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(amounts in thousands, except per share data)
	Pro Forma	Pro Forma	Pro Forma	Pro Forma
Net revenues	$322,083	$320,600	$117,102	$114,463

Net income (loss) available to the Company	$15,253	$18,032	$8,533	$7,148

Net income (loss) available to common shareholders	$13,603	$16,794	$7,983	$6,736

Net income (loss) available to common shareholders per common share - basic	$0.36	$0.45	$0.21	$0.18

Net income (loss) available to common shareholders per common share - diluted	$0.35	$0.44	$0.21	$0.18

10. PERPETUAL CUMULATIVE CONVERTIBLE PREFERRED STOCK

Upon the acquisition of Lincoln on July 16, 2015, the Company issued Preferred that ranks senior to common stock in its capital structure. The payment of dividends on the Preferred and the repayment of the liquidation preference of the Preferred will take preference over any dividends or other payments to the Company’s common shareholders. The Preferred is convertible by Lincoln into a fixed number of 1.9 million shares at a price of $14.35, subject to customary anti-dilution provisions after a three-year waiting period. At certain times (including during the first three years after issuance), the Company can redeem the Preferred in cash at a price of 100%. The dividend rate on the Preferred increases over time from 6% to 12%. Due to the legal obligation to pay cumulative dividends as a liquidation preference, the dividends are accrued as they are earned instead of when they are declared.

The Company reflected the Preferred as mezzanine due to a change in control contingency provision that provides the holder with a redeemable feature. For accounting purposes, the Preferred is not considered mandatorily redeemable at the holder’s option until the contingency is met.

The Company incurred issuance costs, which are recorded as a reduction of the Preferred. The following table reflects the Preferred shares authorized, issued and outstanding as of the periods indicated:

	September 30,	December 31,
	2015	2014
	(amounts in thousands, except shares)
Perpetual cumulative convertible preferred stock $0.01 par value
Shares issued and outstanding	11	—

Aggregate liquidation preference	$27,500	$—
Less stock issuance costs	220	—
Plus accrued dividend as of the end of period	339

Net carrying value	$27,619	$—

11. CONTINGENCIES AND COMMITMENTS

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

Pending Exchange: Denver, Colorado, And Los Angeles, California

On July 10, 2015, the Company entered into an asset exchange agreement (“AEA”) with Bonneville to exchange their radio station in Los Angeles, California, together with additional consideration for the Company’s four radio stations in Denver, Colorado. On July 17, 2015 the Company entered into two TBAs. Pursuant to these TBAs, on July 17, 2015, the Company commenced operation of the Los Angeles station and Bonneville commenced operation of the Denver stations. During the period of the TBAs, the Company: (i) includes net revenues and station operating expenses associated with the Company’s operation of the Los Angeles station in the Company’s consolidated financial statements; and (ii) excludes net revenues and station operating expenses associated with Bonneville’s operation of the Denver stations in the Company’s consolidated financial statements. The Company will incur no TBA expense to Bonneville for operation of the Los Angeles station and will receive $0.3 million of monthly TBA income from Bonneville until the closing of the AEA. The Company does not consider the net revenues and station operating expenses to be material to the Company’s financial position, results of operations or cash flows.

The Company, which does not anticipate that cash will be required to complete this transaction, will: (1) own one station in Los Angeles, a new market for the Company; and (2) continue to own and operate five radio stations in the Denver market. The Company expects to close on this transaction in the fourth quarter of 2015.

Certain of the Denver radio stations to be exchanged with Bonneville qualified as assets held for sale as of September 30, 2015.

For those assets to be acquired from Bonneville and operated by the Company during the period of the TBA, the Company did not recognize a variable interest entity (“VIE”). During this period, the Company was not the primary beneficiary as Bonneville was the entity absorbing the majority of the profits and losses from the operation of the entity holding the Los Angeles, California, radio station during the period of the TBA.

For the trust assets operated by Bonneville (KKFN FM) during the period of the TBA and to be acquired by Bonneville, the Company deconsolidated the trust’s assets to be exchanged with Bonneville since Bonneville is the primary beneficiary. As the primary beneficiary, Bonneville will absorb the majority of the profits and losses from the operation of the trust during the period of the TBA.

For those assets to be acquired by Bonneville and operated by Bonneville during the period of the TBA (KYGO FM, KEPN AM and KOSI FM), the Company was the primary beneficiary and absorbed the majority of the profits and losses from those stations.

Summary Of Lincoln Transaction And Bonneville Transaction By Radio Station

Markets	Radio Stations	Transactions
Los Angeles, CA	KSWD FM	Company acquires from Bonneville
Denver, CO	KOSI FM	Company disposes to Bonneville
Denver, CO	KYGO FM; KEPN AM	Company disposes to Bonneville
Denver, CO	KKFN FM	The trust disposes to Bonneville

The following preliminary purchase price allocations are based upon a preliminary valuation of assets and liabilities and the estimates and assumptions are subject to change as the Company obtains additional information during the measurement period, which may be up to one year from the acquisition date. The assets and liabilities pending finalization include the valuation of acquired intangible assets and liabilities. Differences between the preliminary and final valuation could be substantially different from the initial estimates.

		Useful Lives In Years
Description	Amount	From	To
	(in thousands)
Other receivables	$4,175

Equipment	1,012	3	15
Furniture and fixtures	121	5	5

Total tangible property	1,133

Advertiser lists and customer relationships	1	3	3
Trademarks and trade names	2	5	5
Broadcasting licenses	53,371	non-amortizing
Goodwill	641	non-amortizing

Total intangible assets	54,015

Total assets	59,323
Unfavorable contract and lease liabilities	(323)	1	4

Net assets acquired	$59,000

Fair value of net assets provided as consideration	$59,000

The allocations presented in the table are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows that assumes the expected future growth rate of 1.0% and an estimated discount rate of 9.2%. The gross profit margin range was similar to the ranges used in the Company’s second quarter 2015 annual impairment testing for broadcasting licenses. The Company determines the fair value of the broadcasting licenses in each of these markets by relying on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The Company’s fair value analysis contains assumptions based upon past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information for an average station within a certain market. Any excess of the purchase price over the net assets acquired was reported as goodwill.

In valuing the non-monetary assets that were part of the consideration transferred, the Company utilized the fair value as of the acquisition date, with any excess of the purchase price over the net assets acquired reported as goodwill. The fair value was measured from the perspective of a market participant, applying the same methodology and types of assumptions as described above in estimating the fair value of the acquired assets and liabilities. Applying these methodologies requires significant judgment. The Company anticipates that upon closing on the Bonneville AEA, the Company will report a gain of $1.5 million on the Denver assets provided as consideration.

Variable Interest Entity And Assets Held For Sale

As of September 30, 2015, the carrying amount and classification of the assets and liabilities of the variable interest entity, KKFN FM that is held in a trust and as described above, is included in our consolidating balance sheet as follows:

KKFN FM
Held In Trust
Description	September 30, 2015
(amount in thousands)
Accounts receivable	$176

Total current assets	176

Net fixed assets	272
Radio broadcasting licenses	9,601
Goodwill	758
Deferred charges and other assets	148

Total tangible and intangible assets	10,779

Total assets	$10,955

Other Matters

During the third quarter of 2014, the Company settled a legal claim for $1.0 million. This amount was included in corporate general and administrative expenses for the nine and three months ended September 30, 2014.

12. ASSETS HELD FOR SALE

Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. The Company measures assets held for sale at the lower of their carrying amount or fair value less cost to sell. Additionally, the Company determined that these assets comprise operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. As of September 30, 2015, the Company classified assets held for sale, which primarily reflect: (1) three radio stations in Denver that are part of an exchange transaction with Bonneville as described under Note 11, Contingencies And Commitments: (a) KYGO FM and KEPN AM that were acquired from Lincoln; and (b) KOSI FM; (2) land, building and a tower at a tower/antenna site to be sold to a government agency; and (3) land and a building that the Company formerly used as its main studio facility in one of its markets and a co-located tower/antenna structure for two of its AM radio stations that the Company plans to relocate to other suitable sites.

Goodwill, which is usually measured at the market level rather than the station level, is included with the sale of the Denver radio stations to Bonneville. It is expected that the cash flows of these radio stations will not be migrated to other Company-owned radio stations in the Denver market. As a result, the Company determined that it was appropriate to include an amount of goodwill that is attributable to this cluster of stations.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the third quarter of 2015, the Company determined that the carrying value of the assets it was holding for sale to Bonneville was less than the fair value less the cost to sell. The fair value was a Level 3 measurement determined using a third party’s accepted offer for a bundle of assets. See Note 11 for a discussion of the valuation methodologies used to value these assets.

The major categories of these assets are as follows:

As Of
Assets Held For Sale	September 30, 2015
(amounts in thousands)
Land and land improvements	$3,187
Leasehold improvements	626
Building	1,128
Equipment	2,167

7,108
Depreciation and amortization	1,253

Net property and equipment	5,855

Radio broadcasting licenses	32,979
Other intangibles	258
Goodwill	10,230

43,467

Assets held for sale	$49,322

13. SUPPLEMENTAL CASH FLOW DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES

The following table provides non-cash disclosures during the periods indicated:

	Nine Months Ended
	September 30,
	2015	2014
	(amounts in thousands)
Financing Activities
Increase in paid-in capital from the issuance of RSUs	$8,003	$5,649
Decrease in paid-in capital from the forfeiture of RSUs	(658)	(557)

Net paid-in capital of RSUs issued (forfeited)	$7,345	$5,092

Perpetual cumulative convertible preferred stock issued in connection with the Lincoln acquisition	$27,500	$—

Investing Activities
Lincoln net assets acquired through the issuance of perpetual cumulative convertible preferred stock	$27,500	$—

Dividend accrued on perpetual cumulative convertible preferred stock	$339	$—

14. SUBSEQUENT EVENTS

Events occurring after September 30, 2015 and through the date that these consolidated financial statements were issued were evaluated to ensure that any subsequent events that met the criteria for recognition have been included.

ITEM 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2015. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the nine and three months ended September 30, 2015 as compared to the comparable periods in the prior year. Our results of operations during the relevant periods represent the operations of the radio stations owned and operated by us.

Results Of Operations For The Year-To-Date

The following significant factors affected our results of operations for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014:

On July 16, 2015, we acquired the stock of Lincoln Financial Media Company (“Lincoln”), which indirectly holds the assets and liabilities of radio stations serving the Atlanta, Denver, Miami and San Diego markets (the “Lincoln Acquisition”). The operation of these stations (other than certain of the Denver stations operated by Bonneville International Corporation (“Bonneville”) as described below) increased our net revenues, station operating expenses, depreciation and amortization and interest expense.

On July 10, 2017, we agreed with Bonneville to exchange certain radio stations in Denver for a radio station in Los Angeles (the “Bonneville Exchange”). Pursuant to a time brokerage agreement (“TBA”), on July 17, 2015, we commenced operations of a radio station in Los Angeles, which increased our net revenues and station operating expenses. That same day, Bonneville commenced operations of certain of our Denver radio stations. This resulted in a decrease to our net revenues and station operating expenses and an increase to our TBA income.

We incurred merger and acquisition costs of $4.0 million primarily related to the Lincoln Acquisition and the Bonneville Exchange.

We incurred restructuring expenses of $1.8 million primarily as a result of the integration relating to the Lincoln Acquisition. These costs included a workforce reduction charge and realignment along with the recognition of duplicative contractual obligations.

Nine Months Ended September 30, 2015 As Compared To The Nine Months Ended September 30, 2014

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014	% Change
	(dollars in millions)
NET REVENUES	$293.7	$278.3	6%

OPERATING EXPENSE:
Station operating expenses	210.6	195.7	8%
Depreciation and amortization expense	6.1	5.8	5%
Corporate general and administrative expenses	19.7	20.1	(2%)
Merger and acquisition costs and restructuring charges	5.7	—	nmf
Other operating (income) expenses	(1.4)	(0.3)	(367%)

Total operating expense	240.7	221.3	9%

OPERATING INCOME (LOSS)	53.0	57.0	(7%)

OTHER (INCOME) EXPENSE:
Net interest expense	28.3	29.4	(4%)

TOTAL OTHER EXPENSE	28.3	29.4	(4%)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	24.7	27.6	(11%)
INCOME TAXES (BENEFIT)	9.6	11.6	(17%)

NET INCOME (LOSS) AVAILABLE TO THE COMPANY	15.1	16.0	(6%)
Preferred stock dividend	(0.3)	—	nmf

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$14.8	$16.0	(8%)

Net Revenues

The increase in net revenues was primarily attributable to the net revenues from the Lincoln Acquisition and Bonneville Exchange. Excluding the net revenues from these new radio stations and the divested station, net revenues were up in the low single digits. Also, last year benefited from the influx of political advertising.

Net revenues increased the most for our stations in the Boston and Kansas City markets, offset by revenue decreases for our stations located in the Denver and New Orleans markets.

Station Operating Expenses

The increase in station operating expenses was primarily attributable to the Lincoln Acquisition and the Bonneville Exchange. Excluding the station operating expenses from these new radio stations, net revenues were up in the low single digits primarily due to a correlating increase in the variable expenses associated with the increase in net revenues. Station operating expenses also increased for the current year period due to the continuing investment and development within our markets of digital product offerings.

Depreciation And Amortization Expense

Depreciation and amortization expense increased primarily as a result of the depreciation and amortization associated with the assets included in the Lincoln Acquisition.

Corporate General And Administrative Expenses

Corporate general and administrative expenses were down for the period as last year’s expenses included a settlement during the third quarter of a $1.0 million legal claim. This year’s expenses benefited from a decrease in our deferred compensation expense as the liability generally tracks movements in the stock market.

Operating Income

Operating income decreased primarily due to the merger and acquisitions costs and the restructuring costs associated with the integration of the Lincoln Acquisition.

Interest Expense

The decrease in interest expense was primarily due to the lower outstanding debt upon which interest is computed, offset by the increase in interest expense on the borrowing of $42.0 million under the revolving credit facility needed to partially fund closing on the Lincoln Acquisition as our variable interest rates remained flat year over year.

Income Before Income Taxes (Benefit)

The decrease was largely attributable to the impact of the Lincoln Acquisition as we incurred: (1) merger and acquisition costs of $4.0 million to complete the acquisition; and (2) restructuring charges of $1.8 million to facilitate the integration.

Income Taxes

Tax Rate For The Nine Months Ended September 30, 2015

The effective income tax rate was 38.9%, which was impacted by an adjustment for expenses that are not deductible for tax purposes and an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. We estimate that our 2015 annual tax rate before discrete items, which may fluctuate from quarter to quarter, will be about 40%. Our income tax rate has been trending down as expenses not deductible for tax purposes have decreased due to the issuance to senior management of a higher percentage of awards that were market based. Effective with this quarter, the estimated annual income tax rate increased due to the impact of acquisitions on our state income apportionments to states with higher income tax rates. This increase was offset by a discrete state income tax credit due to recent legislation that allowed for the release of a partial valuation allowance in a certain single member state.

Tax Rate For The Nine Months Ended September 30, 2014

The effective income tax rate was 42.1%, which was less than expected primarily due to a discrete tax benefit from legislatively reduced income tax rates in certain states. This rate decrease was offset by an adjustment for expenses that are not deductible for tax purposes and an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill.

Net Deferred Tax Liabilities

As of September 30, 2015 and December 31, 2014, our net deferred tax liabilities were $70.8 million and $61.2 million, respectively. The deferred tax liabilities primarily relate to differences between the book and tax bases of our broadcasting licenses and goodwill.

Net Income (Loss) Available To The Company

The decrease was primarily attributable to the reasons described above under Income Before Income Taxes, net of income tax expense.

Results Of Operations For The Quarter

The following significant factors affected our results of operations for the three months ended September 30, 2015 as compared to the same period in the prior year:

The operation of the Lincoln stations (other than certain of the Denver stations operated under the Bonneville Exchange as described below) increased our net revenues, station operating expenses, depreciation and amortization and interest expense.

Under the Bonneville Exchange, we commenced operations of a radio station in Los Angeles, that resulted in an increase to our net revenues and station operating expenses.

Under the Bonneville Exchange, Bonneville commenced operations of certain radio stations in Denver, that resulted in a decrease to our net revenues and station operating expenses and an increase to our TBA income.

For the third quarter 2015, we incurred restructuring expenses of $1.8 million as a result of the integration of the Lincoln radio stations. The costs included a workforce reduction charge and realignment along with the recognition of duplicative contractual obligations.

In connection with a legal claim that was settled during the third quarter of 2014, our corporate general and administrative expenses were higher by $1.0 million.

Three Months Ended September 30, 2015 As Compared To The Three Months Ended September 30, 2014

	THREE MONTHS ENDED SEPTEMBER 30,
	2015	2014	% Change
	(dollars in millions)
NET REVENUES	$114.7	$99.8	15%

OPERATING EXPENSE:
Station operating expenses	81.2	69.5	17%
Depreciation and amortization expense	2.2	2.0	10%
Corporate general and administrative expenses	7.0	7.3	(4%)
Merger and acquisition costs and restructuring charges	2.0	—	nmf
Other operating (income) expenses	(0.9)	(0.2)	(350%)

Total operating expense	91.5	78.6	16%

OPERATING INCOME (LOSS)	23.2	21.2	9%

OTHER (INCOME) EXPENSE:
Net interest expense	9.8	9.8	0%
Other expense (income)	—	(0.1)	100%

TOTAL OTHER EXPENSE	9.8	9.7	1%

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	13.4	11.5	17%
INCOME TAXES (BENEFIT)	5.0	5.0	0%

NET INCOME (LOSS) AVAILABLE TO THE COMPANY	8.4	6.5	29%
Preferred stock dividend	(0.3)	—	nmf

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$8.1	$6.5	25%

Net Revenues

The increase in net revenues was primarily attributable to the net revenues from the Lincoln Acquisition and the Bonneville Exchange. Excluding the net revenues from these new radio stations and the divested station, net revenues were up in the low single digits. Also, last year benefited from the influx of political advertising.

Net revenues increased the most for our stations in the Boston and Kansas City markets, offset by revenue decreases for our stations located in the Denver (after excluding the divested station) and New Orleans markets.

Station Operating Expenses

The increase in station operating expenses was primarily attributable to the Lincoln Acquisition and the Bonneville Exchange. Excluding the station operating expenses from these new radio stations, net revenues were up in the low single digits primarily due to a correlating increase in the variable expenses associated with the increase in net revenues. Station operating expenses also increased for the current year period due to the continuing investment and development within our markets of digital product offerings.

Depreciation And Amortization Expense

Depreciation and amortization expense increased primarily as a result of the depreciation and amortization associated with the assets included in the Lincoln Acquisition.

Corporate General And Administrative Expenses

Corporate general and administrative expenses decreased as last year’s expenses included a settlement during the third quarter of a $1.0 million legal claim and this year’s expenses included a decrease in our deferred compensation liability, which generally tracks the movements in the stock market.

Operating Income

Operating income increased primarily due to the increase in net revenues (net of station operation expenses) associated with the Lincoln Acquisition and Bonneville Exchange. This increase was offset by $2.0 million of merger and acquisition costs and restructuring charges incurred during the current period related primarily related to the integration of the Lincoln Acquisition.

Interest Expense

The increase in interest expense was primarily due to the interest expense on the increased borrowing of $42.0 million under the revolving credit facility to close on the Lincoln Acquisition as our variable interest rates remained flat as compared to the prior year.

Income Before Income Taxes

The increase was primarily due to the impact on net revenues of the Lincoln Acquisition. This increase was offset primarily due to increased station operating expenses as the variable expenses included in station operating expenses correlate to increased net revenues.

Income Taxes

For the current and prior periods, the income tax rate was 37.5% and 43.5%, respectively, which primarily reflects adjustments for expenses that are not deductible for tax purposes and an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. Our income tax rate has been trending down as expenses not deductible for tax purposes has decreased due to the issuance to senior management of a higher percentage of awards that were market based. The tax rate during the current quarter also benefited from a discrete state income tax credit due to recent legislation that allowed for the release of a partial valuation allowance in a certain single member state.

The decrease in the income tax rate in the current period was offset by an increase in our estimated yearly income tax rate due to the impact of acquisitions on our state income apportionments to states with higher income tax rates.

Net Income Available To The Company

The increase was primarily attributable to the reasons described above under Income Before Income Taxes, net of Income Taxes.

Liquidity And Capital Resources

Liquidity

As of September 30, 2015, we had $286.8 million outstanding under our senior secured credit facility (the “Credit Facility”), which includes an outstanding term loan (the “Term B Loan”) of $247.8 million and an outstanding revolving credit (the “Revolver”) of $39.0 million. In addition, we had outstanding $220.0 million in principal for our 10.5% senior unsecured notes (the “Senior Notes”) and $0.7 million in outstanding letters of credit. As of September 30, 2015, we had $9.2 million in cash and cash equivalents. To complete the Lincoln acquisition on July 16, 2015, we used $35.5 million of the cash on hand together with $$42.0 million in borrowing under the Revolver and the issuance of $27.5 million in perpetual cumulative convertible preferred stock (“Preferred”). For the nine months ended September 30, 2015, we increased our outstanding debt by $24.8 million.

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

The undrawn amount of the Revolver was $10.3 million as of September 30, 2015. The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of September 30, 2015, we would not be limited in these borrowings.

The Term B Loan requires mandatory prepayments equal to 50% of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs depending on the Consolidated Leverage Ratio. The Excess Cash Flow payment is due in the first quarter of each year. An estimate of this payment that is due next year, net of any prepayments made through September 30, 2015, is included under the current portion of long-term debt. We expect to fund the payments using cash from operating activities.

As of September 30, 2015, we are in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations. A default under our Credit Facility or the indenture governing our Senior Notes could cause a cross default in the other. Any event of default could have a material adverse effect on our business and financial condition.

Our operating cash flow remains positive, and we believe that it is adequate to fund our operating needs. As a result, we have not been required to rely upon, and we do not anticipate being required to rely upon, our Revolver to fund our operations. We believe that over the next 12 months we can continue to maintain our compliance with these covenants. We believe that cash on hand and cash from operating activities, together with available borrowings under the Revolver, will be sufficient to permit us to meet our liquidity requirements over the next 12 months, including our debt repayments.

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

The Senior Notes

Simultaneously with entering into the Credit Facility on November 23, 2011, we issued the Senior Notes which mature on December 1, 2019 in the amount of $220.0 million. Interest on the Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Senior Notes may be redeemed at any time on or after December 1, 2015 at a redemption price of 105.25%. The redemption price decreases over time.

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

Perpetual Cumulative Convertible Preferred Stock

Upon the Lincoln Acquisition, we issued Preferred that ranks senior to common stock in our capital structure. The payment of dividends on the Preferred and the repayment of the liquidation preference of the Preferred will take preference over any dividends or other payments to our common shareholders. The Preferred is convertible by Lincoln into a fixed number of shares after a three-year waiting period, subject to customary anti-dilution provisions. At certain times (including the first three years after issuance), we can redeem the Preferred in cash at a price of 100%. The dividend rate on the Preferred increases over time from 6% to 12%. We declared and paid a $0.4 million dividend on our Preferred in October 2015.

Operating Activities

Net cash flows provided by operating activities were $42.8 million and $48.2 million for the nine months ended September 30, 2015 and 2014, respectively. The cash flows from operating activities decreased primarily due to the cash requirements to fund the Lincoln acquisition, such as: (1) $4.0 million in merger and acquisition costs for professional fees and services; (2) a $3.1 million increase in accounts receivable; and (3) restructuring charges of $1.8 million associated with our integration of Lincoln.

Investing Activities

Net cash flows used in investing activities were $88.1 million and $8.0 million for the nine months ended September 30, 2015 and 2014, respectively.

For the nine months ended September 30, 2015, the cash used in investing activities primarily reflects the Lincoln acquisition of $81.7 million (net of the issuance of the Preferred and working capital cash acquired from Lincoln) and additions to property and equipment of $6.0 million. For the nine months ended 2014, the cash used in investing activities primarily reflects the additions to property and equipment of $7.4 million.

Financing Activities

Net cash flows provided by financing activities were $23.0 million for the nine months ended September 30, 2015 and net cash flows used in financing activities were $36.4 million for the nine months ended 2014.

For the nine months ended September 30, 2015 the cash flows provided by financing activities primarily reflect the use of the Revolver of $42.0 million to fund a portion of the cash requirements necessary to complete the Lincoln acquisition, offset by the reduction of our net borrowings of $17.3 million. For the nine months ended 2014, the cash flows used in financing activities primarily reflect the reduction of our net borrowings of $35.5 million.

Dividends

We do not currently pay, and have not paid for the past several years, any dividends on our common stock. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility, the indenture governing in the Senior Notes and our Preferred. The payment of dividends on the Preferred and the repayment of the liquidation preference of the Preferred will take preference over any dividends or other payments to our common stockholders. A dividend on our Preferred of $0.4 million was declared and paid in October 2015.

Income Taxes

During the nine months ended September 30, 2015, we paid a nominal amount in state income taxes. We anticipate that it will not be necessary to make any quarterly estimated federal or state income tax payments for the remainder of 2015 based upon available net operating loss carryovers, existing prepayments and expected quarterly income subject to tax.

Capital Expenditures

Capital expenditures for the nine months ended September 30, 2015 were $6.0 million. We anticipate that total capital expenditures in 2015 will be between $7.5 million and $8.5 million.

Contractual Obligations

As of September 30, 2015, there have been no net material changes in the total amount from the contractual obligations listed in our Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015.

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements, other than as disclosed below.

For the trust assets operated by Bonneville (KKFN FM) during the period of the TBA and to be acquired by Bonneville, the Company deconsolidated the trust’s assets and liabilities to be exchanged with Bonneville since Bonneville is the primary beneficiary. As the primary beneficiary, Bonneville will absorb the majority of the profits and losses from the operation of the trust during the period of the TBA.

We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes as of September 30, 2015. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Lincoln Acquisition

On July 16, 2015, we completed our Lincoln Acquisition to acquire the assets and liabilities of radio stations serving the Atlanta, Denver, Miami and San Diego markets. The purchase price was $105.0 million of which $77.5 million was paid in cash and $27.5 million was paid with our issuance of new Preferred. The stock purchase agreement, originally dated December 7, 2014 and subsequently amended on July 10, 2015, provides for a working capital credit to the Company of $2.7 million and a step-up in basis for tax purposes. Merger and acquisition related costs of $4.0 million and restructuring charges of $1.8 million were expensed as separate line items in the statement of operations for the nine months ended September 30, 2015. We used the proceeds from borrowings under our Revolver of $42.0 million and cash on hand to fund the cash portion of the purchase price..

In order to comply with the Federal Communications Commission’s rules and the requirements of the Department Of Justice, we agreed to divest three radio stations in Denver.

Pending Exchange: Denver, Colorado, And Los Angeles, California

On July 10, 2015, we entered into the Bonneville Exchange of four radio stations in Denver for a Los Angeles station and some consideration. On July 17, 2015, Bonneville commenced operation of certain Denver stations and on the same date we commenced operation of the Los Angeles radio station. During the period of the TBAs, we: (i) include net revenues and station operating expenses associated with our operation of the Los Angeles station in our consolidated financial statements; and (ii) exclude net revenues and station operating expenses associated with Bonneville’s operation of certain Denver stations in our consolidated financial statements. We receive $0.3 million of monthly TBA income from Bonneville until the closing of the transaction.

We do not anticipate that cash will be required to complete this transaction. Upon closing, we will: (1) own one station in Los Angeles, a new market for us; and (2) continue to own and operate five radio stations in the Denver market. We expect to close on this transaction in the fourth quarter of 2015.

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

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of September 30, 2015, we have recorded approximately $789 million in radio broadcasting licenses and goodwill, which represents 77% of our total assets at that date. We must conduct impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and charge to operations an impairment expense in the periods in which the recorded value of these assets is more than their fair value. Any such impairment could be material. After an impairment expense is recognized, the recorded value of these assets will be reduced by the amount of the impairment expense and that result will be the assets’ new accounting basis. Our most recent impairment loss to our broadcasting licenses and goodwill was in 2012.

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

Goodwill Impairment Test

There were no events or circumstances since our second quarter of 2015 annual goodwill test that required us to test the carrying value of our goodwill.

We completed our annual goodwill impairment test during the second quarter of 2015 and the results indicated that there was no impairment as the fair value was greater than the carrying value.

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

We are exposed to market risk from changes in interest rates on our variable rate senior debt (the Term B Loan and Revolver). If the borrowing rates under London Interbank Offered Rate (“LIBOR”) were to increase 1% above the current rates as of September 30, 2015, our interest expense on: (1) our Term B Loan would increase $0.5 million on an annual basis as our Term Loan provides for a minimum LIBOR floor; and (2) our Revolver would increase by $0.5 million, assuming our entire Revolver was outstanding as of September 30, 2015. From time to time, we may seek to limit our exposure to interest rate volatility through the use of interest rate hedging instruments.

Assuming LIBOR remains flat, interest expense in the second half of 2015 is expected to be higher due to the increase in our outstanding debt upon which interest is computed as a result of our transaction with Lincoln on July 16, 2015.

As of September 30, 2015, there were no interest rate hedging transactions outstanding.

From time to time, we invest in cash equivalents that are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. When such investments are made, we do not believe that we have any material credit exposure with respect to these assets. As of September 30, 2015, we did not have any investments in money market instruments.

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

ITEM 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

The following table provides information on our repurchases during the quarter ended September 30, 2015:

			(c)	(d)
			Total	Maximum
			Number Of	Approximate
			Shares	Dollar Value
			Purchased	Of
			As	Shares That
	(a)	(b)	Part Of	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under
	Of Shares	Paid	Plans Or	The Plans
Period (1)	Purchased	Per Share	Programs	Or Programs
July 1, 2015 - July 31, 2015	249	$11.42	—	$—
August 1, 2015 - August 31, 2015	368	$10.53	—	$—
September 1, 2015 - September 30, 2015	—	$—	—	$—

Total	617		—

(1)	As a result of our withholding shares to satisfy employee tax obligations related to the vesting of restricted stock units during the three months ended September 30, 2015, we are deemed to have repurchased the following shares withheld to satisfy employees’ tax obligations: 249 shares at an average price of $11.42 per share in July 2015; and 368 shares at an average price of $10.53 per share in August 2015. These shares are included in the table above.

On July 16, 2015, we completed our acquisition of Lincoln and issued 11 shares of Series A Preferred Stock. Each share of preferred stock has a conversion price of $14.35 (subject to adjustment) and a liquidation preference of $2,500,000 per share. We previously provided the information required by Item 702 of Regulation S-K in a Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2015.

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

ENTERCOM COMMUNICATIONS CORP. (Registrant)

Date: November 6, 2015	/S/ David J. Field Name: David J. Field Title: President and Chief Executive Officer (principal executive officer)

Date: November 6, 2015	/S/ Stephen F. Fisher Name: Stephen F. Fisher Title: Executive Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. as further amended on December 19, 2007 and May 15, 2009. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)

3.03	Statement with Respect to Shares, filed with the Pennsylvania Department of State on July 16, 2015. (3) (Originally filed as Exhibit 3.1)

4.01	Credit Agreement, dated as of November 23, 2011, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (4) (Originally filed as Exhibit 4.1)

4.02	First Amendment to Credit Agreement, dated as of November 27, 2012, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (5) (Originally filed as Exhibit 4.02)

4.03	Second Amendment to Credit Agreement, dated as of December 2, 2013, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (6) (Originally filed as Exhibit 4.03)

4.04	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. (4) (Originally filed as Exhibit 4.2)

4.05	Form of Note. (4) (Originally filed as Exhibit 4.3)

4.06	Registration Rights Agreement, dated July 16, 2015, by and between Entercom Communications Corp. and The Lincoln National Life Insurance Company. (3) (Originally filed as Exhibit 4.1)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (7)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (7)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (8)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (8)

101.INS	XBRL Instance Document (7)

101.SCH	XBRL Taxonomy Extension Schema Document (7)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (7)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (7)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (7)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (7)

(1)	Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.01 of our Current Report on Form 8-K as filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on July 17, 2015.
(4)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on November 25, 2011.
(5)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2012, as filed on February 27, 2013.

(6)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2013, as filed on March 3, 2014.
(7)	Filed herewith.
(8)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.