Form 10-K
period 2015-12-31
ENTERCOM COMMUNICATIONS CORP
filed 2016-02-26
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 15, 2016, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $309,327,453 based on the June 30, 2015 closing price of $11.42 on the New York Stock Exchange on such date.

Class A common stock, $0.01 par value 32,759,616 shares outstanding as of February 15, 2016

(Class A shares outstanding includes 1,584,801 unvested and vested but deferred restricted stock units).

Class B common stock, $0.01 par value 7,197,532 shares outstanding as February 15, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders, pursuant to Regulation 14A, is incorporated by reference in Part III of this report, which will be filed with the Securities and Exchange Commission no later than April 29, 2016.

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

We are the fourth-largest radio broadcasting company in the United States with a portfolio of 125 radio stations in 27 top markets across the country. We were organized in 1968 as a Pennsylvania corporation.

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

Source Of Revenue

The primary source of revenue for our radio stations is the sale of advertising time to local, regional and national advertisers and national network advertisers who purchase spot commercials in varying lengths. A growing source of revenue is from station-related digital platforms, which allow for enhanced audience interaction and participation, and integrated digital advertising solutions. A station’s local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. We retain a national representation firm to sell to advertisers outside of our local markets.

Our stations are typically classified by their format, such as news, sports, talk, classic rock, adult contemporary, alternative and country, among others. A station’s format enables it to target specific segments of listeners sharing certain demographics. Advertisers and stations use data published by audience measuring services to estimate how many people within particular geographical markets and demographics listen to specific stations. Our geographically and demographically diverse portfolio of radio stations allows us to deliver targeted messages to specific audiences for advertisers on a local, regional and national basis.

Competition

The radio broadcasting industry is highly competitive. Our stations compete for listeners and advertising revenue with other radio stations within their respective markets. In addition, our stations compete for audiences and advertising revenues with other media including: broadcast television, digital, satellite radio, satellite and cable television, newspapers and magazines, outdoor advertising, direct mail, yellow pages, wireless media alternatives, cellular phones and other forms of audio entertainment and advertisement.

Federal Regulation Of Radio Broadcasting

Overview. The radio broadcasting industry is subject to extensive and changing government regulation of, among other things, ownership limitations, program content, advertising content, technical operations and business and employment practices. The ownership, operation and sale of radio stations are subject to the jurisdiction of the Federal Communications Commission (the “FCC”) pursuant to the Communications Act of 1934, as amended (the “Communications Act”).

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

FCC Licenses. The operation of a radio broadcast station requires a license from the FCC. Certain of our subsidiaries hold the FCC licenses for our stations. The total number of radio stations that can simultaneously operate in any given area or market is limited by the amount of spectrum allotted by the FCC within the AM and FM radio bands, and by station-to-station interference within those bands. While there are no national station ownership caps, FCC rules do limit the number of stations within the same market that a single individual or entity may own or control.

The total number of stations authorized to operate in a local market may fluctuate from time to time, and the number of stations that can be owned by a single individual or entity in a given market can therefore vary over time. Once the FCC approves the ownership of a cluster of stations in a market, that owner may continue to hold those stations under “grandfathering” policies, despite a decrease in the number of stations in the market. A few of our market clusters, such as our stations in Greenville and Wilkes-Barre/Scranton, are considered to be “grandfathered.” If, at the time of a proposed future transaction, a cluster does not comply with the multiple ownership limitations based upon the number of stations then present in the market, the entire cluster cannot be transferred intact to a single party unless the purchaser qualifies as an “eligible entity” under specified small business standards and meets certain control tests.

Ownership Rules. The FCC sets limits on the number of broadcast stations (including both radio and TV) an entity may permissibly own within a market, as well as limits on the common ownership of broadcast stations and newspapers. Same-market FCC numeric ownership limitations are based: (i) on markets as defined and rated by Nielsen Audio; and (ii) in areas outside of Nielsen Audio markets, on markets ass determined by overlap of specified signal contours.

Ownership Attribution. In applying its ownership limitations, the FCC generally considers only “attributable” ownership interests. Attributable interests generally include: (i) equity and debt interests which when combined exceed 33% of a licensee’s or other media entity’s total asset value, if the interest holder supplies more than 15% of a station’s total weekly programming or has an attributable interest in any same-market media (television, radio, cable or newspaper), with a higher threshold in the case of investments in certain “eligible entities” acquiring broadcast stations; (ii) a 5% or greater direct or indirect voting stock interest, including certain interests held in trust, unless the holder is a qualified passive investor, in which case the threshold is a 20% or greater voting stock interest; (iii) any equity interest in a limited liability company or a partnership, including a limited partnership, unless properly “insulated” from management activities; and (iv) any position as an officer or director of a licensee or of its direct or indirect parent. In our case, where there is a “single majority voting shareholder,” the FCC treats as non-attributable voting stock interests held by non-single majority owners, even if they are in excess of the five percent standard described above.

Alien Ownership Rules. The Communications Act prohibits the issuance to, or holding of broadcast licenses by, foreign governments or aliens, non-U.S. citizens, whether individuals or entities, including any interest in a corporation which holds a broadcast license if more than 20% of the licensee’s capital stock is owned or voted by aliens. In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens if the FCC finds that the prohibition is in the public interest. The Communications Act gives the FCC discretion to allow greater amounts of alien ownership. The FCC considers investment proposals from international companies or individuals on a case-by-case basis.

License Renewal. Radio station licenses issued by the FCC are renewable ordinarily for an eight-year term. Seven of our FCC radio station license renewal applications filed in the most recent 2011-2014 renewal application window have not yet been granted. For five of those seven stations, license renewal applications filed during the prior 2003-2006 renewal application window have also not yet been granted. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending.

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

Petitions to deny renewal applications are filed from time to time. Several petitions have been filed against us. Subject to the resolution of open FCC inquiries, we believe that our licenses will be renewed and that continuing challenges to already granted renewals will be resolved favorably to us, although there can be no assurance to that effect. The non-renewal of one or more of our licenses could have a material adverse effect on our business.

Transfer Or Assignment Of Licenses. The Communications Act prohibits the assignment of broadcast licenses or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant such approval, the FCC considers a number of factors pertaining to the existing licensee and the proposed licensee, including:

•	compliance with the various rules limiting common ownership of media properties in a given market;

•	the “character” of the proposed licensee; and

•	compliance with the Communications Act’s limitations on alien ownership as well as general compliance with FCC regulations and policies.

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

FCC regulations prohibit the broadcast of obscene material at any time as well as the broadcast, between the hours of 6 am and 10 pm, of material it considers “indecent” or “profane”. The FCC has historically enforced licensee compliance in this area through the assessment of monetary forfeitures. Such forfeitures may include: (i) imposition of the maximum authorized fine for egregious cases ($350,000 for a single violation, up to a maximum of $3,300,000 for a continuing violation); and (ii) imposition of fines on a per utterance basis instead of a single fine for an entire program. There are a number of outstanding indecency proceedings in which we are defending our stations’ conduct, and there may be other complaints of this nature which have been submitted to the FCC of which we have not yet been notified.

Certain FCC rules regulate the conduct of on-air station contests, requiring in general that the material rules and terms of the contest be broadcast periodically or posted online and that the contest be conducted substantially as announced. The FCC has a pending investigation into a contest at one of our stations. See Part I, Item 3, “Legal Proceedings,” for further discussion.

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

HD Radio

AM and FM radio stations may use the FCC selected In-Band On-Channel (“IBOC”) as the exclusive technology for terrestrial digital operations. IBOC, developed by iBiquity Digital Corporation, is also known as “HD Radio.”

HD Radio technology permits a station to transmit radio programming in digital format. We currently use HD Radio digital technology on most of our FM stations. The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality, the availability of additional channels and the ability to offer a greater variety of auxiliary services.

Employees

As of January 31, 2016, we had 1,608 full-time employees and 921 part-time employees. With respect to certain of our stations in our Kansas City and San Francisco markets, we are a party to collective bargaining agreements with the Screen Actors Guild - American Federation of Television and Radio Artists (known as SAG-AFTRA). Approximately ten employees are represented by these collective bargaining agreements. We believe that our relations with our employees are good.

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

Internet Address And Internet Access To Periodic And Current Reports

You can find more information about us that includes a list of our stations in each of our markets at our Internet website located at www.entercom.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (the “SEC”). The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only. We will also provide a copy of our annual report on Form 10-K upon any written request.

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

BUSINESS RISKS

Our results may be impacted by economic trends.

Our net revenues increased in 2015 as compared to the prior year primarily as a result of acquisitions made during the year. Excluding the net revenues from these new radio stations and a divested radio station, net revenues improved in the low single digits for the year. The second half of the year reflected improvement over the first half of the year.

Our results of operations could be negatively impacted by delays or reversals in the economic recovery or by future economic downturns. Also, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions. The risks associated with our business could be more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. A decrease in advertising expenditures can have an adverse effect on our net revenues, profit margins, cash flow, and liquidity.

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

We operate in a highly competitive business. Our radio stations compete for audiences with advertising revenue as our principal source of income. We compete directly with other radio stations, as well as with other media, such as broadcast, cable and satellite television, digital audio, newspapers and magazines, national and local digital services, outdoor advertising and direct mail. Audience ratings and market shares are subject to change, and any decrease in our ratings or market share in a particular market could have a material adverse effect on the revenue of our stations located in that market. Audience ratings and market shares could be affected by a variety of factors, including changes in the format or content of programming (some of which may be outside of our control), personnel changes, demographic shifts and general broadcast listening trends. Adverse changes in any of these areas or trends could have a material adverse effect on our business and results of operations. In addition, the market share mix of these competing mediums could also impact the advertising market share of radio advertising.

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

The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies and services. We may lack the resources to acquire new technologies or introduce new services to allow us to compete with these new offerings. Competing technologies and services, some of which are commercial free, include: personal audio devices; national and local digital audio services; satellite-delivered digital radio services; content available over the Internet; HD Radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and low-power FM radio, which could result in additional FM radio broadcast outlets, including additional low-power FM radio signals authorized in December 2010 under the Local Community Radio Act.

We cannot predict the effect, if any, that competition arising from new technologies or regulatory changes may have on the radio broadcasting industry or on our financial condition and results of operations.

We are subject to extensive regulations and are dependent on federally issued licenses to operate our radio stations. Failure to comply with such regulations could damage our business.

The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act of 1934. See Federal Regulation of Radio Broadcasting under Part I, Item 1, “Business.” We are required to obtain licenses from the FCC to operate our radio stations. Licenses are normally granted for a term of eight years and are renewable. Although the vast majority of FCC radio station licenses are routinely renewed, we cannot be assured that the FCC will approve our future renewal applications or that the renewals will not include conditions or qualifications. During the periods when a renewal application is pending, informal objections and petitions to deny the renewal application can be filed by interested parties, including members of the public, on a variety of grounds. Seven of our FCC radio station license renewal applications filed in the most recent 2011-2014 renewal period have not yet been granted. For five of those seven stations, license renewal applications filed during the prior 2003-2006 renewal application window have also not yet been granted. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on us.

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

There was proposed legislation in the past and there could be again in the future that requires radio broadcasters to pay additional fees such as a spectrum fee for the use of the spectrum. In addition, there was proposed legislation which would impose a new royalty fee that would be paid to record labels and performing artists for use of their recorded music. It is currently unknown what impact any potential required royalty payments or fees would have on our results of operations, cash flows or financial position.

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

Our radio stations compete for creative and on-air talent with other radio stations and other media, such as broadcast, cable and satellite television, digital media and satellite radio. Our on-air talent are subject to change, due to competition and for other reasons. Changes in on-air talent could materially and negatively affect our ratings and our ability to attract local and national advertisers, which could in turn adversely affect our revenues.

We depend on selected market clusters of radio stations for a material portion of our revenues.

For 2015, we generated over 50% of our net revenues in seven of our 27 markets, which were Boston, Denver, Kansas City, Portland, Sacramento, San Francisco and Seattle. Accordingly, we have greater exposure to adverse events or conditions in any of these markets, such as changes in the economy, shifts in population or demographics, or changes in audience tastes, which could have a material adverse effect on our financial position and results of operations and cash flows.

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

The risks of integration are magnified during any period of significant growth from acquisitions. We cannot be assured that we will be able to integrate successfully any operations, systems or management that might be acquired in future acquisitions. In addition, in the event that the operations of a new business do not meet expectations, we may restructure or write off the value of some or all of the assets of the new business.

Impairments to our broadcasting licenses and goodwill have reduced our earnings.

We have incurred impairment losses that resulted in the non-cash write-downs of our broadcasting licenses and goodwill. A significant amount of these impairment losses were recorded in 2008 during the recession and the most recent impairment loss was recorded in 2012. As of December 31, 2015, our broadcasting licenses and goodwill comprise 82% of our total assets. The valuation of our broadcasting licenses and goodwill is subjective and based on our estimates and assumptions rather than precise calculations. The fair value measurements for both our broadcast licenses and goodwill use significant unobservable inputs and reflect our own assumptions including market share and profit margin for an average station, growth within a radio market, estimates of costs and losses during early years, potential competition within a radio market and the appropriate discount rate used in determining fair value. If events occur or circumstances change that would reduce the fair value of the broadcasting licenses and goodwill below the amount reflected on the balance sheet, we may be required to recognize impairment charges, which may be material, in future periods. Current accounting guidance does not permit a valuation increase.

We have significant obligations relating to our current operating leases.

As of December 31, 2015, we had future operating lease commitments of approximately $114 million that are disclosed in Note 20 in the accompanying notes to the audited consolidated financial statements. We are required to make certain estimates at the inception of a lease in order to determine whether the lease is operating or capital. In February 2016, the accounting guidance was modified to require that all leases with a term of more than one year, covering leased assets such as real estate, broadcasting towers and equipment, be reflected on the balance sheet as assets and liabilities for the rights and obligations created by these leases. While we are currently reviewing the effects of this guidance, we believe that this would result in: (1) an increase in the assets and liabilities reflected on our consolidated balance sheets; and (2) an increase in our interest expense and depreciation and amortization expense and a decrease to our station operating expense reflected on our consolidated statements of operations. This guidance is effective for us as of January 1, 2019.

Our business is dependent upon the proper functioning of our internal business processes and information systems and modification or interruption of such systems may disrupt our business, processes and internal controls.

The proper functioning of our internal business processes and information systems is critical to the efficient operation and management of our business. If these information technology systems fail or are interrupted, our operations may be adversely affected and operating results could be harmed. Our business processes and information systems need to be sufficiently scalable to support the future growth of our business and may require modifications or upgrades that expose us to a number of operational risks. Our information technology systems, and those of third-party providers, may also be vulnerable to damage or disruption caused by circumstances beyond our control. These include catastrophic events, power anomalies or outages, computer system or network failures and natural disasters. Any material disruption, malfunction or similar challenges with our business processes or information systems, or disruptions or challenges relating to the transition to new processes, systems or providers, could have a material adverse effect on our financial position, results of operations and cash flows.

Cybersecurity threats to our business

The use of our computers and digital technology in substantially all aspects of our business operations give rise to cybersecurity risks, including viruses or malware, physical or electronic intrusions and unauthorized access to our data. A cybersecurity attack could compromise confidential information. There can be no assurance that we, or the security systems we implement, will protect against all of these rapidly changing risks. A cyber-incident could increase our operating costs, disrupt our operations, harm our reputation, or subject us to liability under laws and regulations that protect personal data. We maintain insurance coverage against certain of such risks, but cannot guarantee that such coverage will be applicable or sufficient with respect to any given incident or on-going incidents that go undetected.

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

Our senior secured credit facility (the “Credit Facility”) includes a $40 million revolving commitment (the “Revolver”) of which $13.3 million was undrawn and available to us as of December 31, 2015. In December 2015, we reduced the total Revolver capacity from $50 million to $40 million. The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of December 31, 2015, we would not be limited in these borrowings. The Revolver matures on November 23, 2016. We expect to retire the Revolver using funds from operations. If we are not successful, a default under the Revolver could accelerate the due date for all of our outstanding debt.

We may from time to time seek to amend our existing debt agreements or obtain funding or additional debt financing, which may result in higher interest rates.

We must comply with the covenants in our debt agreements, which restrict our operational flexibility.

Our Credit Facility, which was entered into in November 2011 and subsequently amended, and the indenture governing our senior unsecured notes (the “Senior Notes”) contain provisions which, under certain circumstances, limit our ability to borrow money; make acquisitions, investments or restricted payments, including without limitation dividends and the repurchase of stock; swap or sell assets; or merge or consolidate with another company. To secure the debt under our Credit Facility, we have pledged substantially all of our assets, including the stock or equity interests of our subsidiaries. The Senior Notes are guaranteed on a senior unsecured basis by the parent and all of our existing subsidiaries.

The Credit Facility requires us to maintain compliance with specific financial covenants which are defined terms within the agreement, including: (1) a maximum Consolidated Leverage Ratio that cannot exceed 4.75 times at December 31, 2015, and which decreases to 4.50 times at March 31, 2016 and thereafter; and (2) a minimum Consolidated Interest Coverage Ratio of 2.00 times at December 31, 2015 and thereafter.

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

Borrowings under our Credit Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations under the Credit Facility could increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our debt, could correspondingly decrease. As of December 31, 2015, and assuming the Revolver was fully drawn, a 100 basis point increase in London Interbank Offered Rate (“LIBOR”) rates as of December 31, 2015 would result in a $1.4 million increase in annual interest expense on our debt (in this hypothetical assumption, a 100 basis point increase in LIBOR only partially impacted the interest on our Credit Facility’s term loan (“Term B Loan”) as the LIBOR rate on our Term B Loan is subject to a 100 basis point minimum).

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

RISKS ASSOCIATED WITH OUR STOCK

Our Chairman of the Board and our President and Chief Executive Officer own a substantial equity interest in us and effectively control our Company. Their interests may conflict with your interest.

As of February 15, 2016, Joseph M. Field, our Chairman of the Board, beneficially owned 1,563,291 shares of our Class A common stock and 6,148,282 shares of our Class B common stock, representing approximately 62% of the total voting power of all of our outstanding common stock. As of February 15, 2016, David J. Field, our President and Chief Executive Officer, one of our directors and the son of Joseph M. Field, beneficially owned 3,214,068 shares of our Class A common stock and 749,250 shares of our outstanding Class B common stock, representing approximately 11% of the total voting power of all of our outstanding common stock. Collectively, Joseph M. Field and David J. Field and other members of the Field family beneficially own all of our outstanding Class B common stock. Other members of the Field family and trusts for their benefit also own shares of Class A common stock.

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

Our Class A stock price and trading volume could be volatile.

Our Class A common stock has been publicly traded on the New York Stock Exchange (“NYSE”) since January 29, 1999. The market price of our Class A common stock and our trading volume have been subject to fluctuations since the date of our initial public offering. As a result, the market price of our Class A common stock could experience volatility, regardless of our operating performance.

Our newly issued perpetual cumulative convertible preferred stock could adversely affect the price of our Class A common stock.

Our Board of Directors has the authority to issue up to 25,000,000 shares of preferred stock. We have issued 11 shares with a liquidation preference of $2.5 million per share. Our Board of Directors has the authority to determine the price, rights, preferences, privileges and restrictions, including voting rights, of our preferred stock without any further vote or action by the stockholders. The rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.

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

We have approximately $114 million in future minimum rental commitments under these leases. Many of these leases contain clauses such as defined contractual increases or cost of living adjustments.

Our principal executive offices are located at 401 E. City Avenue, Suite 809, Bala Cynwyd, Pennsylvania 19004, in 14,061 square feet of leased office space. The lease on these premises is due to expire on October 31, 2021. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes.

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

	Price Range
	High	Low
Calendar Year 2015
Fourth Quarter	$12.45	$9.75
Third Quarter	$11.99	$9.62
Second Quarter	$13.33	$11.00
First Quarter	$13.09	$11.16

Calendar Year 2014
Fourth Quarter	$12.77	$7.86
Third Quarter	$11.33	$8.03
Second Quarter	$11.11	$9.87
First Quarter	$11.47	$8.96

There is no established trading market for our Class B common stock, $0.01 par value.

Holders

As of February 15, 2016, there were approximately 266 shareholders of record of our Class A common stock. Based upon available information, we believe we have approximately 2,239 beneficial owners of our Class A common stock. There are four shareholders of record of our Class B common stock, $0.01 par value, and no shareholders of record of our Class C common stock, $0.01 par value. There is one holder of our perpetual cumulative convertible preferred stock.

Dividends

We do not currently pay, and have not paid for the past several years, any dividends on our common stock. The payment of any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility, the indenture governing our Senior Notes and our perpetual cumulative convertible preferred stock (“Preferred”). The payment of dividends on the Preferred and the repayment of the liquidation preference of the Preferred will take preference over any dividends or other payments to our common stockholders. A quarterly dividend on our Preferred of $0.4 million was declared and paid in October 2015 and in January 2016.

For a summary of these restrictions on our ability to pay dividends, see Liquidity under Part II, Item 7, “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations,” and Note 8 in the accompanying notes to the consolidated financial statements.

Repurchases Of Our Stock

The following table provides information on our repurchases during the quarter ended December 31, 2015:

Period (1)	(a) Total Number Of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	(d) Maximum Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
October 1, 2015 - October 31, 2015	1,950	$11.36	—	$—
November 1, 2015 - November 30, 2015	1,215	$11.04	—	$—
December 1, 2015 - December 31, 2015	—	$—	—	$—

Total	3,165		—

(1)	We withheld shares upon the vesting of restricted stock units (“RSUs”) in order to satisfy employees’ tax obligations. As a result, we are deemed to have purchased: (1) 1,950 shares at an average price of $11.36 per share in October 2015; and (2) 1,215 shares at an average price of $11.04 per share in November 2015.

On July 16, 2015, we issued 11 shares of Series A Preferred Stock in connection with an acquisition. Each share of preferred stock has a conversion price of $14.35 (subject to adjustment) and a liquidation preference of $2,500,000 per share. We previously provided the information required by Item 702 of Regulation S-K in a Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2015.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2015, the number of securities outstanding upon the exercise of outstanding options under our equity compensation plan, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Equity Compensation Plan Information as of December 31, 2015
	(a)	(b)	(c )
Plan Category	Number Of Shares To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Column (a))
Equity Compensation Plans Approved by Shareholders:
Entercom Equity Compensation Plan (1)	466,925	$1.93	2,502,986

Equity Compensation Plans Not Approved by Shareholders:
None	—	—	—

Total	466,925		2,502,986

(1)	On January 1 of each year, the number of shares of Class A common stock authorized under the Entercom Equity Compensation Plan (the “Plan”) is automatically increased by 1.5 million, or a lesser number as may be determined by our Board of Directors. The Board of Directors elected to forego the January 1, 2016 increase. As of December 31, 2015: (i) the maximum number of shares authorized under the Plan was 10.3 million shares; and (ii) 2.5 million shares remain available for future grant under the Plan.

For a description of the Entercom Equity Compensation Plan refer to Note 13, Share-Based Compensation, in the accompanying notes to the consolidated financial statements.

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

The following line graph compares the cumulative 5-year total return provided to shareholders of our Class A common stock relative to the cumulative total returns of: (i) the S&P 500 index; and (ii) a peer group index consisting of Cumulus Media Inc., Emmis Communications Corp., Radio One, Inc. and Beasley Broadcast Group, Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made on December 31, 2010.

Cumulative Five-Year Return Index Of A $100 Investment

	12/10	12/11	12/12	12/13	12/14	12/15
Entercom Communications Corp.	100.00	53.11	60.28	90.76	105.01	96.98
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
Peer Group	100.00	77.25	71.06	196.65	107.85	18.47

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data below, as of and for 2015 and the four prior years, were derived from our audited consolidated financial statements. The selected financial data for 2015, 2014 and 2013 and balance sheets as of December 31, 2015 and 2014 are qualified by reference to, and should be read in conjunction with, the corresponding audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report. The selected financial data for 2012 and 2011 and the balance sheets as of December 31, 2013, 2012 and 2011 are derived from financial statements not included herein.

Our financial results are not comparable from year to year due to acquisitions and dispositions of radio stations, impairments of broadcasting licenses and goodwill and other significant events:

•	In 2015, we acquired multiple radio stations, net of certain dispositions. Related to these transactions, we incurred: (1) merger and acquisition costs of $4.0 million in 2015 and $1.0 million in 2014; and (2) restructuring charges of $2.8 million in 2015 from the restructuring of operations;

•	In 2012 and 2011, we acquired one radio station;

•	In 2012, we incurred an impairment loss of $22.3 million in connection with our review of goodwill and broadcasting licenses;

•	In 2011, we reversed a full valuation allowance against our deferred tax assets that had been established previously; and

•	In the fourth quarter of 2011, we refinanced our debt which substantially increased our interest expense in 2012 as our new debt had higher borrowing rates than our prior debt. In addition, we incurred new deferred financing fees as part of the refinancing that were higher than the previous deferred financing fees. Subsequent modifications of our outstanding debt in the fourth quarters of 2013 and 2012 decreased our borrowing rate.

SELECTED FINANCIAL DATA

(amounts in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013	2012	2011
Operating Data:
Net revenues	$411,378	$379,789	$377,618	$388,924	$382,727

Operating (income) expenses:
Station operating expenses, including non-cash compensation expense	287,711	259,184	252,596	252,934	264,195
Depreciation and amortization	8,419	7,794	8,545	10,839	11,276
Corporate G & A expenses, including non-cash compensation expense	26,479	26,572	24,381	25,874	26,609
Impairment loss	—	—	850	22,307	—
Merger and acquisition costs and restructuring charges	6,836	1,042	—	—	767
Net time brokerage agreement fees (income)	(1,285)	—	—	238	244
Net (gain) loss on sale of assets	(2,364)	(379)	(1,321)	138	163

Total operating expenses	325,796	294,213	285,051	312,330	303,254

Operating income (loss)	85,582	85,576	92,567	76,594	79,473
Other (income) expense:
Net interest expense	37,961	38,821	44,232	53,446	24,919
Other income	—	—	(165)	(118)	(32)
(Gain) loss on early extinguishment of debt	—	—	—	747	1,144
Net loss on investments	—	21	—	123	30
Net (gain) loss on derivative instruments	—	—	—	(1,346)	1,346

Total other expense	37,961	38,842	44,067	52,852	27,407

Income (loss) before income taxes (benefit)	47,621	46,734	48,500	23,742	52,066
Income taxes (benefit)	18,437	19,911	22,476	12,474	(18,988)

Net income (loss) attributable to Company	29,184	26,823	26,024	11,268	71,054
Preferred stock dividend	752	—	—	—	—

Net income (loss) attributable to common shareholders	$28,432	$26,823	$26,024	$11,268	$71,054

SELECTED FINANCIAL DATA

(amounts in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013	2012	2011
Operating Data (continued):
Net income (loss) attributable to common shareholders per share - basic:	$0.75	$0.71	$0.70	$0.31	$1.95

Net income (loss) attributable to common shareholders per share - diluted:	$0.73	$0.69	$0.68	$0.30	$1.88

Weighted average shares - basic	38,084	37,763	37,418	36,906	36,369

Weighted average shares - diluted	39,038	38,664	38,301	37,810	37,764

Cash Flows Data:
Cash flows related to:
Operating activities	$64,790	$65,296	$63,349	$69,702	$85,525

Investing activities	$(91,744)	$(7,055)	$(4,583)	$(29,359)	$(14,284)

Financing activities	$4,583	$(38,932)	$(55,458)	$(35,045)	$(71,384)

Other Data:
Dividends declared and paid on the perpetual cumulative convertible preferred stock - paid and accrued	$413	$—	$—	$—	$—

	December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents	$9,169	$31,540	$12,231	$8,923	$3,625
Intangibles and other assets	851,944	771,081	774,893	777,885	779,495
Total assets	1,022,108	926,615	912,688	920,358	919,269
Senior secured debt, including current portion	268,750	262,000	299,500	352,592	385,121
Senior unsecured notes, senior subordinated notes and other	218,269	217,929	217,624	229,959	229,713
Deferred tax liabilities and other long-term liabilities	109,251	89,904	70,519	41,455	23,152
Perpetual cumulative convertible preferred stock (mezzanine)	27,619	—	—	—	—
Total shareholders’ equity	361,450	329,021	298,393	269,494	253,688

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the fourth-largest radio broadcasting company in the United States with a portfolio of 125 radio stations in 27 top markets across the country.

Our results are based upon the aggregate performance of our radio stations. The following are some of the factors that impact a radio station’s performance at any given time: (i) audience ratings; (ii) program content; (iii) management talent and expertise; (iv) sales talent and expertise; (v) audience characteristics; (vi) signal strength; and (vii) the number and characteristics of other radio stations and other advertising media in the market area.

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

A radio broadcasting company derives its revenues primarily from the sale of broadcasting time to local, regional and national advertisers and national network advertisers who purchase spot commercials in varying lengths. A growing source of revenue is from station-related digital platforms, which allow for enhanced audience interaction and participation, and integrated local digital marketing solutions. A station’s local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. We retain a national representation firm to sell to advertisers outside of our local markets.

In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. Typically, revenues are lowest in the first calendar quarter of the year.

In 2015, we generated the majority of our net revenues from local advertising, which is sold primarily by each individual local radio station’s sales staff, and the next largest amount from national advertising, which is sold by an independent advertising sales representative. This includes, but is not limited to, the sale of advertising during audio streaming of our radio stations over the Internet and the sale of advertising on our stations’ websites. We generated the balance of our 2015 revenues principally from network compensation, non-spot revenue, event marketing, e-commerce and integrated local digital marketing solutions.

The majority of our revenue is recorded on a net basis, which is gross revenue less advertising agency commissions. Revenues from digital marketing solutions and e-commerce are reflected on a net basis when appropriate. Revenues from event marketing are reflected on a net basis when we are not the primary party hosting the event. The revenues are determined by the advertising rates charged and the number of advertisements broadcast. We maximize our revenues by managing the inventory of advertising spots available for broadcast, which can vary throughout the day but is consistent over time.

Our most significant station operating expenses are employee compensation, programming and promotional expenses. Other significant expenses that impact our profitability are interest and depreciation and amortization expense.

You should read the following discussion and analysis of our financial condition and results in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of 2015 as compared to the prior year and a discussion of 2014 as compared to the prior year.

Results Of Operations

The year 2015 as compared to the year 2014

The following significant factors affected our results of operations for 2015 as compared to the prior year:

Business Combinations

On July 16, 2015, we acquired the stock of Lincoln Financial Media Company (“Lincoln”) for $77.5 million in cash and $27.5 million in newly issued Preferred. Lincoln indirectly held the assets and liabilities of radio stations serving the Atlanta, Denver, Miami and San Diego markets (the “Lincoln Acquisition”).

On July 10, 2015, we agreed with Bonneville International Corporation (“Bonneville”) to exchange certain radio stations in Denver for a radio station in Los Angeles, California (the “Bonneville Exchange”) plus additional consideration. Pursuant to a time brokerage agreement (“TBA”), on July 17, 2015, we commenced operations of a radio station in Los Angeles. That same day, Bonneville commenced operations of certain of our Denver radio stations. On November 24, 2015, we completed the Bonneville Exchange.

On a combined basis, the above transactions resulted in an increase to our net revenues and station operating expenses, our TBA income, depreciation and amortization expense and interest expense. In addition, we recognized a gain of $1.5 million on the disposition of a radio station.

We incurred merger and acquisition costs of $4.0 million in 2015 and $1.0 million in 2014 primarily related to the Lincoln Acquisition and the Bonneville Exchange.

We incurred restructuring charges of $2.8 million in 2015 primarily as a result of the restructuring of operations for the Lincoln Acquisition. These costs included a workforce reduction charge, the recognition of duplicative contractual obligations and the abandonment of excess studio space in one of the acquired markets.

Other

During the third quarter of 2014, we settled a legal claim for $1.0 million. This amount was included in corporate general and administrative expenses.

	YEARS ENDED DECEMBER 31,
	2015	2014	% Change
	(dollars in millions)
NET REVENUES	$411.4	$379.8	8%

OPERATING EXPENSE:
Station operating expenses	287.7	259.2	11%
Depreciation and amortization expense	8.4	7.8	8%
Corporate general and administrative expenses	26.5	26.6	(0%)
Merger and acquisition costs and restructuring charges	6.8	1.0	nmf
Other operating (income) expenses	(3.6)	(0.4)	nmf

Total operating expense	325.8	294.2	11%

OPERATING INCOME (LOSS)	85.6	85.6	0%

OTHER (INCOME) EXPENSE:
Net interest expense	38.0	38.8	(2%)

TOTAL OTHER EXPENSE	38.0	38.8	(2%)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	47.6	46.8	2%

INCOME TAXES (BENEFIT)	18.4	20.0	(8%)

NET INCOME (LOSS) AVAILABLE TO THE COMPANY	29.2	26.8	9%
Preferred stock dividend	(0.8)	—	nmf

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$28.4	$26.8	6%

Net Revenues

The increase in net revenues was primarily attributable to the net revenues from the Lincoln Acquisition and Bonneville Exchange. Excluding the net revenues from these new radio stations and the divested station, net revenues were up in the low single digits. Also, last year benefited from the influx of political advertising.

Excluding the benefit of the net revenues associated with the new stations, net revenues increased the most for our stations in the Boston and Kansas City markets, offset by revenue decreases for our stations located in the Denver market (includes the impact of a station we exchanged with Bonneville) and the New Orleans market.

Station Operating Expenses

The increase in station operating expenses was primarily attributable to the Lincoln Acquisition and the Bonneville Exchange. Excluding the station operating expenses from these new radio stations and the divested station, station operating expenses were up in the low single digits primarily due to a correlating increase in the variable expenses associated with the increase in net revenues which was also in the low single digits. Station operating expenses also increased for the current year due to the continuing investment and development within our markets of digital product offerings.

Depreciation And Amortization Expense

Depreciation and amortization expense increased in 2015 primarily due to the acquisition of assets included in the Lincoln Acquisition.

Corporate General And Administrative Expenses

Corporate general and administrative expenses were essentially flat for the current year.

Operating Income

Operating income was essentially flat. Operating income in 2015 benefited from: (1) an increase in net revenues, net of station operating expenses, of $3.1 million, that included the operation of the new stations and the disposition of one station; and (2) an increase in gains on the sale or disposal of assets of $2.0 million primarily related to the one station that was disposed to Bonneville. This increase was offset primarily due to an increase in 2015 of merger and acquisition costs and restructuring charges of $5.8 million related to the acquisition and integration of the new stations.

Interest Expense

The decrease in interest expense was primarily due to the lower outstanding debt upon which interest is computed for at least half of the year, offset by the increase in interest expense on the borrowing of $42.0 million under the revolving credit facility needed to partially fund closing on the Lincoln Acquisition as our variable interest rates remained flat for most of the year.

The weighted average variable interest rate as of December 31, 2015 and 2014 was 4.1% and 4.0%, respectively.

Income Before Income Taxes

The increase was largely attributable to the $0.9 million decrease in interest expense as operating income was essentially flat.

Income Taxes

The effective income tax rate was 38.7%, which was impacted by an adjustment for expenses that are not deductible for tax purposes and an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. Our income tax rate has been trending down as expenses not deductible for tax purposes have decreased due to the issuance to senior management of a higher percentage of awards that were market based. Effective with the Lincoln Acquisition and the Bonneville Exchange, the estimated annual income tax rate increased due to the impact of acquisitions on our state income apportionments to states with higher income tax rates. This increase was offset by a discrete state income tax credit due to recent legislation that allowed for the release of a partial valuation allowance in a certain single member state.

The effective income tax rate was 42.6% for 2014, which was higher than expected due to an adjustment for expenses that are not deductible for tax purposes and net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. During this period, we received a discrete tax benefit from legislatively reduced income tax rates in certain states.

Estimated Income Tax Rate For 2016

We estimate that our 2016 annual tax rate before discrete items, which may fluctuate from quarter to quarter, will be about 40%. We anticipate that our rate in 2016 could be affected primarily by: (1) changes in the level of income in any of our taxing jurisdictions; (2) adding facilities in states that on average have different income tax rates from states in which we currently operate and the resulting effect on previously reported temporary differences between the tax and financial reporting bases of our assets and liabilities; (3) the effect of recording changes in our liabilities for uncertain tax positions; (4) taxes in certain states that are dependent on factors other than taxable income; (5) the limitations on the deduction of cash and certain non-cash compensation expense for certain key employees; and (6) any tax benefit shortfall associated with share-based awards. Our annual effective tax rate may also be materially impacted by: (i) tax expense associated with non-amortizable assets such as broadcasting licenses and goodwill; (ii) regulatory changes in certain states in which we operate; (iii) changes in the expected outcome of tax audits; (iv) changes in the estimate of expenses that are not deductible for tax purposes; and (v) changes in the deferred tax valuation allowance.

In the event we determine at a future time that it is more likely than not that we will not realize our net deferred tax assets, we will increase our deferred tax asset valuation allowance and increase income tax expense in the period when we make such a determination.

Net Deferred Tax Liabilities

As of December 31, 2015 and 2014, our total net deferred tax liabilities were $78.2 million and $61.2 million, respectively. Our net deferred tax liabilities primarily relate to differences between book and tax bases of certain of our indefinite-lived intangibles (broadcasting licenses and goodwill). Under accounting guidance, we do not amortize our indefinite-lived intangibles for financial statement purposes, but instead test them annually for impairment. The amortization of our indefinite-lived assets for tax purposes but not for book purposes creates deferred tax liabilities. A reversal of deferred tax liabilities may occur when indefinite-lived intangibles: (1) become impaired; or (2) are sold, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire company in a taxable transaction. Due to the amortization for tax purposes and not book purposes of our indefinite-lived intangible assets, we expect to continue to generate deferred tax liabilities in future periods (without consideration for any impairment loss in future periods).

Net Income Available To The Company

The net change in net income available to the Company was primarily attributable to the reasons described above under Income Before Income Taxes and Income Taxes.

Results Of Operations

The year 2014 as compared to the year 2013

The following significant factors affected our results of operations for 2014 as compared to the prior year:

During 2014, we incurred merger and acquisition costs of $1.0 million related to our Lincoln transaction.

During the third quarter of 2014, we settled a legal claim for $1.0 million. This amount was included in corporate general and administrative expenses.

During the fourth quarter of 2013, our Term B Loan was modified, reducing interest rates on outstanding debt upon which interest is computed thereby lowering our interest expense in 2014 as compared to 2013.

During the second quarter of 2013, we recorded a non-cash gain of $1.6 million on the sale of certain towers under sale and leaseback accounting.

	YEARS ENDED DECEMBER 31,
	2014	2013	% Change
	(dollars in millions)
NET REVENUES	$379.8	$377.6	1%

OPERATING EXPENSE:
Station operating expenses	259.2	252.6	3%
Depreciation and amortization expense	7.8	8.5	(8%)
Corporate general and administrative expenses	26.6	24.4	9%
Impairment loss	—	0.9	(100%)
Merger and acquisition costs and restructuring charges	1.0	—	nmf
Other operating (income) expenses	(0.4)	(1.3)	69%

Total operating expense	294.2	285.1	3%

OPERATING INCOME (LOSS)	85.6	92.5	(7%)

OTHER (INCOME) EXPENSE:
Net interest expense	38.8	44.2	(12%)
Other expense (income)	—	(0.1)	100%

TOTAL OTHER EXPENSE	38.8	44.1	(12%)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	46.8	48.4	(3%)

INCOME TAXES (BENEFIT)	20.0	22.4	(11%)

NET INCOME (LOSS) AVAILABLE TO THE COMPANY	26.8	26.0	3%
Preferred stock dividend	—	—	nmf

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$26.8	$26.0	3%

Net Revenues

Our net revenues increased marginally in 2014 as compared to the prior year. Advertising revenues accelerated during the second half of 2014 as compared to the first half of 2014. In 2014, net revenues benefited from the influx of advertising from political candidates and groups primarily due to certain state and federal elections during that period. This was offset by the absence this year of the Boston Red Sox from the playoffs, as we were not able to generate post-season advertising from the broadcast of the Red Sox games. Advertising demand continues to fluctuate and reflects the uneven performance of the general economy.

Net revenues increased the most for our stations in the Kansas City and San Francisco markets, offset by revenue decreases for our stations located in the Boston and Portland markets. A factor contributing to the decline in our Boston market is described above.

Station Operating Expenses

Station operating expenses increased for the current year primarily due to the commencement and integration of a digital marketing initiative.

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

The weighted average variable interest rate as of December 31, 2014 and 2013 was 4.0%.

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

Net Income Available To The Company

The increase was primarily due to a decrease in the effective income tax rate.

Future Impairments

We may determine that it will be necessary to take impairment charges in future periods if we determine the carrying value of our intangible assets is more than the fair value .Our annual impairment test of our broadcasting licenses and goodwill was performed in the second quarter of 2015. We may be required to retest prior to our next annual evaluation, which could result in a material impairment. As of December 31, 2015, no interim impairment test was required for our broadcasting licenses and goodwill.

Liquidity And Capital Resources

Liquidity

Over the past several years, we have used a significant portion of our cash flow to reduce our indebtedness. Generally, our cash requirements are funded from one or a combination of internally generated cash flow, cash on hand and borrowings under our Revolver. In 2015, we consummated the acquisition of the Lincoln Acquisition (as described below), which required the payment of $77.5 million in cash (plus working capital of $8.3 million, which was net of a $2.7 million credit) along with the issuance of $27.5 million of Preferred. To complete the cash portion of the Lincoln Acquisition, we used $35.5 million of the cash on hand together with $42.0 million in borrowing under the Revolver. For the year ended December 31, 2015, we increased outstanding debt under our Credit Facility by $6.8 million and decreased our cash on hand by $22.4 million.

We may also use our capital resources to repurchase shares of our Class A common stock, to pay dividends to our shareholders and to purchase radio station assets. We may from time to time seek to repurchase and retire our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We could also use our capital resources to repurchase the Preferred from time to time.

As of December 31, 2015, we had $268.8 million outstanding under our Credit Facility, which includes an outstanding Term B Loan of $242.8 million and an outstanding Revolver of $26.0 million. In addition, we had outstanding $220.0 million in principal for our Senior Notes and $0.7 million in outstanding letters of credit. As of December 31, 2015, we had $9.2 million in cash and cash equivalents.

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

In December 2015, we reduced the total Revolver capacity from $50 million to $40 million. The undrawn amount of the Revolver was $13.3 million as of December 31, 2015. The outstanding Revolver is reflected as current debt as of December 31, 2015 as it matures in less than one year. We expect to use funds from our operations to retire the Revolver. In the past, we have not utilized the Revolver to fund operations. The outstanding balance of the Revolver was primarily used to partially fund the Lincoln acquisition. We cannot determine if and when a new revolving credit line would be entered into to replace the Revolver as market conditions may impact the timing and our performance may impact the pricing.

The Term B Loan requires: (1) mandatory prepayments equal to 50% of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs depending on the Consolidated Leverage Ratio; and (2) mandatory prepayments from certain events such as the sale of certain property or the issuance of debt. Under the Term B Loan, the Excess Cash Flow payment is due in the first quarter of each year based on the Excess Cash Flow and Leverage Ratio for the prior year. An estimate of this payment that is due next year, net of any prepayments made through December 31, 2015, is included under the current portion of long-term debt. We expect to fund the payments using cash from operating activities.

As of December 31, 2015, we are in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations. A default under our Credit Facility or the indenture governing our Senior Notes could cause a cross default in the other. Any event of default could have a material adverse effect on our business and financial condition.

We believe that over the next 12 months we can continue to maintain our compliance with these covenants. Our operating cash flow remains positive, and we believe that it is adequate to fund our operating needs. We believe that cash on hand and cash from operating activities will be sufficient to permit us to meet our liquidity requirements over the next 12 months, including our debt repayments.

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

The Credit Facility requires us to maintain compliance with certain financial covenants which are defined terms within the agreement, including:

•	a maximum Consolidated Leverage Ratio that cannot exceed 4.75 times at December 31, 2015, and which decreases to 4.5 times at March 31, 2016 and thereafter; and

•	a minimum Consolidated Interest Coverage Ratio of 2.00 times at December 31, 2015, and thereafter.

As of December 31, 2015, our Consolidated Leverage Ratio was 4.4 times and our Consolidated Interest Coverage Ratio was 3.1 times.

Under the Term Loan and depending on the Consolidated Leverage Ratio, we may elect an interest rate per annum equal to: (1) LIBOR plus fees of 3.0%; and (2) the Base Rate plus fees of 2.0%. The Term Loan includes a LIBOR floor of 1.0%. The interest rates were reduced in 2012 and 2013 under two Term B Loan amendments.

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

Senior Notes

The Senior Notes may be redeemed at any time on or after December 1, 2015 at a redemption price of 105.25% of the principal amount plus accrued interest. The redemption price decreases to 102.625% of their principal amount plus accrued interest on or after December 1, 2016 and 100% on or after December 1, 2017.

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

Perpetual Cumulative Convertible Preferred Stock

During the second quarter of 2015, we issued $27.5 million of Preferred in connection with the Lincoln Acquisition.

The Preferred ranks senior to common stock in our capital structure. The payment of dividends on the Preferred and the repayment of the liquidation preference of the preferred stock rank senior to any dividends or other payments to our common shareholders. The Preferred is convertible by Lincoln into a fixed number of shares after a three-year waiting period. At certain times (including the first three years after issuance), we could redeem the Preferred in cash. The dividend rate on the Preferred increases over time from 6% to 12%.

Repurchases

We may from time to time seek to repurchase and retire our outstanding debt through cash purchases, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Operating Activities

Net cash flows provided by operating activities were $64.8 million and $65.3 million for 2015 and 2014, respectively. The cash flows from operating activities decreased primarily due to the cash requirements to fund the increase of $5.8 million in merger and acquisitions costs and restructuring charges associated primarily associated with the Lincoln Acquisition. This decrease in cash flows from operating activities was offset by a $3.1 million increase in operating income primarily due to net revenues, net of station operating expenses, from the Lincoln Acquisition and Bonneville Exchange.

Net cash flows provided by operating activities were $65.3 million and $63.3 million for 2014 and 2013, respectively. The cash flows increased primarily due to: (1) a $5.4 million decrease in interest expense as a result of a decline in the outstanding debt upon which interest is computed and a decline in the average interest rate used to compute interest on outstanding debt; and (2) a decrease in working capital requirements of $3.6 million. This increase in cash flows from operating activities was offset by a $7.0 million decrease in operating income primarily due to the increase in station operating expenses of $6.6 million.

Investing Activities

For 2015, net cash flows used in investing activities were $91.7 million, which primarily reflected the purchase of radio station assets of $83.6 million (excluding the issuance of the Preferred and cash acquired from Lincoln). For 2014 and 2013, net cash flows used in investing activities were $7.1 million and $4.6 million, respectively, which primarily reflected the additions to property and equipment of $8.4 million and $4.3 million, respectively.

Financing Activities

For 2015, net cash flows provided by financing activities were $4.6 million and for 2014 and 2013, net cash flows used in financing activities were, $38.9 million and $55.5 million, respectively.

For 2015, net cash flows provided by financing activities primarily reflect the use of the Revolver of $42.0 million to fund a portion of the cash requirements necessary to complete the Lincoln Acquisition, offset by the reduction of our net borrowings of $51.3 million. For 2014 and 2013, the cash flows used in financing activities primarily reflected the net repayment of debt of $37.5 million and $53.0 million, respectively.

Income Taxes

During 2015, 2014 and 2013, we paid a nominal amount in income taxes (state income taxes) as we have benefited from the tax deductions available on acquired assets, which are primarily intangible assets such as broadcasting licenses and goodwill. For 2015, we estimate that we will have a minimal amount of taxable income before the utilization of net operating loss carryforwards (“NOLs”). In addition, we accrued a $0.1 million Alternative Minimum Tax (“AMT”) associated with expected income subject to tax for 2015, before the offset of available net operating loss carryforwards. The AMT is available to be carried forward indefinitely to be used as a credit to offset future income tax liabilities.

We anticipate that it will not be necessary to make any additional quarterly estimated federal, and most state, income tax payments for 2016, based upon projected quarterly taxable income and our ability to utilize federal NOLs of $293 million and significant state NOLs.

Dividends

We do not currently pay, and have not paid for the past several years, any dividends on our common stock. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility, the indenture governing in the Senior Notes and our Preferred. The payment of dividends on the Preferred and the repayment of the liquidation preference of the Preferred will take preference over any dividends or other payments to our common stockholders. A quarterly dividend on our Preferred of $0.4 million was declared and paid in October 2015 and January 2016.

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

Capital Expenditures

Capital expenditures for 2015, 2014 and 2013 were $7.0 million, $8.4 million and $4.3 million, respectively. We anticipate that capital expenditures in 2016 will be between $8.0 million and $10.0 million.

Credit Rating Agencies

On a continuing basis, Standard and Poor’s, Moody’s Investor Services and other rating agencies may evaluate our debt in order to assign a credit rating. Any significant downgrade in our credit rating could adversely impact our future liquidity by limiting or eliminating our ability to obtain debt financing.

Contractual Obligations

The following table reflects a summary of our contractual obligations as of December 31, 2015:

	Payments Due By Period
Contractual Obligations:	Total	Less Than 1 Year	1 To 3 Years	3 To 5 Years	More Than 5 Years
Long-term debt obligations (1)	$607,816	$65,134	$302,020	$240,662	$—
Operating lease obligations (2)	114,184	18,008	33,482	24,702	37,992
Purchase obligations (3)	128,912	82,766	43,208	2,680	258
Other long-term liabilities (4)	109,251	1,524	2,816	3,080	101,831

Total	$960,163	$167,432	$381,526	$271,124	$140,081

(1)	The total amount reflected in the above table includes principal and interest.

(a)	Our Credit Facility had outstanding debt in the amount of $268.8 million as of December 31, 2015. The maturity under our Credit Facility could be accelerated if we do not maintain compliance with certain covenants. The principal maturities reflected exclude any impact from required principal payments based upon our future operating performance. The above table includes projected interest expense under the remaining term of our Credit Facility.

(b)	Under our Senior Notes, the maturity could be accelerated if we do not maintain certain covenants or could be repaid in cash by us at our option prior to maturity. The above table includes projected interest expense under the remaining term of the agreement.

(2)	Certain leases include contingent rents for common area maintenance. These amounts are included in minimum operating lease commitments when it is probable that the expense has been incurred and the amount is reasonably measurable.

(3)	(a)

We have purchase obligations of $126.8 million including contracts primarily for on-air personalities, ratings services, sports programming rights, software and equipment maintenance and certain other operating contracts.

(b)	In addition to the above, we have $2.1 million in liabilities related to: (i) construction obligations of $1.4 million; and (ii) our obligation to provide $0.7 million in letters of credit.

(4)	Included within total other long-term liabilities of $109.3 million are deferred income tax liabilities of $81.6 million. It is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities, together with liabilities for deferred compensation and uncertain tax positions (other than the amount of unrecognized tax benefits that are subject to the expiration of various statutes of limitation over the next 12 months) are reflected in the above table in the column labeled as “More Than 5 Years.” See Note 14, Income Taxes, in the accompanying notes to the consolidated financial statements for a discussion of deferred tax liabilities, including liabilities for unrecognized tax positions.

Off-Balance Sheet Arrangements

As of December 31, 2015 and as of the date this report was filed (other than as described below), we did not have any material off-balance sheet transactions, arrangements, or obligations, including contingent obligations.

Market Capitalization

As of December 31, 2015 and 2014, our total equity market capitalization was $445.6 million and $475.0 million, respectively, which was $84.1 million and $145.9 million higher, respectively, than our book equity value on those dates. As of December 31, 2015 and 2014, our stock price was $11.23 per share and $12.16 per share, respectively.

Intangibles

As of December 31, 2015, approximately 82% of our total assets consisted of radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate our radio stations without the related FCC license for each station. FCC licenses are subject to renewal every eight years. Consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. See Part I, Item 1A, “Risk Factors,” for a discussion of the risks associated with the renewal of licenses.

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

Lincoln Acquisition

On July 16, 2015, we completed our Lincoln Acquisition to acquire the assets and liabilities of radio stations serving the Atlanta, Denver, Miami and San Diego markets. The purchase price was $105.0 million of which $77.5 million was paid in cash and $27.5 million was paid with our issuance of new Preferred. The stock purchase agreement, originally dated December 7, 2014 and subsequently amended on July 10, 2015, provided for a step-up in basis for tax purposes. The working capital acquired was $8.3 million, which was net of a working capital credit. Merger and acquisition related costs of $4.0 million and restructuring charges of $2.8 million were expensed together as a separate line item in the statement of operations for 2015. We used the proceeds from borrowings under our Revolver of $42.0 million and cash on hand to fund the cash portion of the purchase price.

Bonneville Exchange

On November 24, 2015, we completed the Bonneville Exchange that was entered into on July 10, 2015 to trade four radio stations in Denver for a Los Angeles station and additional consideration. On July 17, 2015, Bonneville commenced operation of certain Denver stations and on the same date we commenced operation of the Los Angeles radio station under two separate TBAs. During the period of the TBAs, we: (i) included net revenues and station operating expenses associated with our operation of the Los Angeles station in our consolidated financial statements; and (ii) excluded net revenues and station operating expenses associated with Bonneville’s operation of certain Denver stations in our consolidated financial statements. We received $0.3 million of monthly TBA income from Bonneville until the closing of the transaction.

Upon closing, we own: (1) one station in Los Angeles, a new market for us; and (2) continue to own and operate five radio stations in the Denver market.

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

Revenue Recognition

We generate revenue from the sale to advertisers of various services and products, including but not limited to: (1) commercial broadcast time; (2) digital advertising; (3) local events; (4) e-commerce where an advertiser’s goods and services are sold through our websites; and (5) integrated digital advertising solutions.

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

We expect our effective tax rate, before discrete items, changes in the valuation allowance, the tax expense associated with non-amortizable assets and impairment losses, to be about 40%.

In 2015, our tax rate was 38.7%. The income tax rates in 2014 and 2013 of 42.6% and 46.3%, respectively, were higher primarily due to a tax benefit shortfall associated with share-based awards.

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

We believe our estimates of the value of our tax contingencies and valuation allowances are critical accounting estimates, as they contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued. The effect of a 1% increase in our estimated tax rate as of December 31, 2015 would be an increase in income tax expense of $0.5 million and a decrease in net income available to common shareholders of $0.5 million (net income available to common shareholders per basic and diluted share of $0.01) for 2015.

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of December 31, 2015, we have recorded approximately $840 million in radio broadcasting licenses and goodwill, which represents 82% of our total assets at that date. We must conduct impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and charge to operations an impairment expense in the periods in which the recorded value of these assets is more than their fair value. Any such impairment could be material. After an impairment expense is recognized, the recorded value of these assets will be reduced by the amount of the impairment expense and that result will be the assets’ new accounting basis. Our most recent impairment loss to our broadcasting licenses and goodwill was in 2012.

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

The following table reflects the estimates and assumptions used in the second quarter of 2015 as compared to the second quarter of 2014, the date of the most recent prior impairment test:

	Estimates And Assumptions
	Second	Second
	Quarter	Quarter
	2015	2014
Discount rate	9.7%	9.6%
Operating profit margin ranges expected for average stations in the markets where the Company operates	25% to 40%	25% to 40%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%

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

The table below presents the percentage within a range by which the fair value exceeded the carrying value of our radio broadcasting licenses as of December 31, 2015 for 20 units of accounting (20 geographical markets) where the carrying value of the licenses is considered material to our financial statements. We excluded four new markets from testing as these markets were added through acquisitions during the second half of 2015. Rather than presenting the percentage separately for each unit of accounting, management’s opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the broadcasting licenses. In addition, the units of accounting are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

	Units Of Accounting As Of December 31, 2015
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

Goodwill Impairment Test

We perform our annual goodwill impairment test during the second quarter of each year by evaluating our goodwill for each reporting unit. We determined that a radio market is a reporting unit and, in total, we assessed goodwill at 19 separate reporting units. In determining the reporting units to evaluate, we excluded: (1) four reporting units that had no goodwill; and (2) four reporting units from 2015 acquisitions.

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

In step one of our goodwill analysis, we considered the results of the market approach and, where appropriate, the income approach in computing the fair value of our reporting units. In the market approach, we applied an estimated market multiple of between seven and a half times and eight times to each reporting unit’s operating performance to calculate the fair value. This multiple was consistent with the multiple applied to all markets in the prior year. Management believes that these approaches are an appropriate measurement given the current market valuations of broadcast radio stations together with historical market transactions, including those in recent months. Factors contributing to the determination of the reporting unit’s operating performance were historical performance and management’s estimates of future performance.

The following table reflects certain key estimates and assumptions applied to each of our markets that were used in the second quarter of 2015 and in the second quarter of 2014, the date of the most recent prior impairment test:

	Estimates And Assumptions
	Second	Second
	Quarter	Quarter
	2015	2014
Discount rate	9.7%	9.6%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%
Market multiple used in the market valuation approach	7.5x to 8.0x	7.5x to 8.0x

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

The table below presents the percentage within a range by which the fair value exceeded the carrying value of the reporting unit as of December 31, 2015 for 19 reporting units that were tested for goodwill impairment under step one during the second quarter of 2015. Rather than presenting the percentage separately for each reporting unit, management’s opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the reporting unit, including goodwill. In addition, the reporting units are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

	Reporting Units As Of December 31, 2015
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

For a more comprehensive list of our accounting policies, see Note 2, Significant Accounting Policies, accompanying the consolidated financial statements included within this annual report on Form 10-K for 2015. Note 2 to the consolidated financial statements included with Form 10-K contains several other policies, including policies governing the timing of revenue recognition, that are important to the preparation of our consolidated financial statements, but do not meet the SEC’s definition of critical accounting policies because they do not involve subjective or complex judgments. In addition, for further discussion of new accounting policies that were effective for us on January 1, 2015, see the new accounting standards under Note 2 to the accompanying notes to the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our variable rate senior debt (the Term B Loan and Revolver). If the borrowing rates under LIBOR were to increase 1% above the current rates as of December 31, 2015, our interest expense on: (1) our Term B Loan would increase $1.0 million on an annual basis as our Term B Loan provides for a minimum LIBOR floor of 1%; and (2) our Revolver would increase by $0.4 million, assuming our entire Revolver was outstanding as of December 31, 2015. From time to time, we may seek to limit our exposure to interest rate volatility through the use of interest rate hedging instruments.

Assuming LIBOR remains flat, interest expense in 2016 is expected to be lower as we anticipate reducing our outstanding debt upon which interest is computed. Our Senior Notes can currently be redeemed at a price of 105.25%, which decreases over time. Any redemption would be subject to approval by our Board of Directors and our ability to obtain alternative sources of funds would be subject to market conditions. Such refinancing could increase our exposure to variable rate debt.

As of December 31, 2015, there were no interest rate hedging transactions outstanding.

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

We carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on the foregoing, our President/Chief Executive Officer and Executive Vice President/Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 15.

We have excluded the stations acquired from Lincoln Financial Media Company and the station acquired from Bonneville International Corporation from our assessment of internal control over financial reporting as of December 31, 2015 as these stations were acquired by us in a purchase business combination during 2015. These stations’ total assets and total revenues represent 4% and 7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

Inherent Limitations on Effectiveness of Controls

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

The information required by this Item 10 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2016 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission prior to April 29, 2016.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2016 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission prior to April 29, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2016 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission prior to April 29, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2016 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission prior to April 29, 2016.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2016 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission prior to April 29, 2016.

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

4.03

Second Amendment To Credit Agreement, dated as of December 2, 2013, among Entercom Radio, LLC, as the

Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and

the lenders party thereto. (6)

4.04	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. (3) (Originally filed as Exhibit 4.2)

4.05	Form of Note. (4) (Originally filed as Exhibit 4.3)

4.06	Registration Rights Agreement, dated July 16, 2015, by and between Entercom Communications Corp. and The Lincoln National Life Insurance Company. (3) (Originally filed as Exhibit 4.1)

10.01	Amended and Restated Employment Agreement, dated December 23, 2010, between Entercom Communications Corp. and David J. Field. (7) (Originally filed as Exhibit 10.01)

10.02	Employment Agreement, dated July 1, 2007, between Entercom Communications Corp. and Joseph M. Field. (8)

10.03	First Amendment To Employment Agreement, dated December 15, 2008, between Entercom Communications Corp. and Joseph M. Field. (9)

10.04	Amended and Restated Employment Agreement, dated October 27, 2015, between Entercom Communications Corp. and Stephen F. Fisher. (10)

10.05	Employment Agreement, dated as of January 1, 2013 between Entercom Communications Corp. and Andrew P. Sutor, IV. (11)

10.06	Employment Agreement, dated May 5, 2015, between Entercom Communications Corp. and Louise Kramer. (10)

10.07	Entercom Non-Employee Director Compensation Policy adopted February 19, 2015. (12)

10.08	Amended and Restated Entercom Equity Compensation Plan. (13)

10.09	Entercom Annual Incentive Plan. (14)

21.01	Information Regarding Subsidiaries of Entercom Communications Corp. (10)

23.01	Consent of PricewaterhouseCoopers LLP. (10)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (10)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (10)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (15)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (15)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Exhibit 3.01 to our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.

(2)	Incorporated by reference to Exhibit 3.01 to our Current Report on Form 8-K filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on July 17, 2015.
(4)	Incorporated by reference to an exhibit (as indicated above) to our Current report on Form 8-K filed on November 25, 2011.
(5)	Incorporated by reference to Exhibit 4.02 to our Annual Report on Form 10-K for the year ended December 31, 2012, as filed on February 27, 2013.
(6)	Incorporated by reference to Exhibit 4.03 to our Annual Report on Form 10-K for the year ended December 31, 2013, as filed on March 3, 2014.
(7)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2010, as filed on February 9, 2011.
(8)	Incorporated by reference to Exhibit 10.02 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2007, as filed on November 21, 2007.
(9)	Incorporated by reference to Exhibit 10.04 to our Annual Report on Form 10-K for the year ended December 31, 2008, as filed on February 26, 2009.
(10)	Filed herewith.
(11)	Incorporated by reference to Exhibit 10.01 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as filed on May 9, 2013.
(12)	Incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K as filed on February 19, 2015.
(13)	Incorporated by reference to Exhibit A to our Proxy Statement on Schedule 14A filed on March 20, 2014.
(14)	Incorporated by reference to Exhibit A to our Proxy Statement on Schedule 14A filed on March 16, 2012.
(15)	These exhibits are submitted as “accompanying” this Annual Report on Form 10-K and shall not be deemed to be “filed” as part of such Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Entercom Communications Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Entercom Communications Corp and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report On Internal Control over Financial Reporting appearing under Item 9A, management has excluded the stations acquired from Lincoln Financial Media Company and the station acquired from Bonneville International Corporation from its assessment of internal control over financial reporting as of December 31, 2015 because these entities were acquired by the Company in purchase business combinations during 2015. We have also excluded these stations from our audit of internal control over financial reporting. These stations’ total assets and total revenues represent 4% and 7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 26, 2016

CONSOLIDATED FINANCIAL STATEMENTS OF ENTERCOM COMMUNICATIONS CORP.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	DECEMBER 31, 2015	DECEMBER 31, 2014
ASSETS:
Cash	$9,169	$31,540
Accounts receivable, net of allowance for doubtful accounts	87,157	70,249
Prepaid expenses, deposits and other	6,220	5,937
Prepaid and refundable federal and state income taxes	55	30
Deferred tax assets	3,464	2,248

Total current assets	106,065	110,004
Net property and equipment	57,993	44,662
Radio broadcasting licenses	807,381	718,992
Goodwill	32,629	38,850
Assets held for sale	6,106	868
Deferred charges and other assets, net of accumulated amortization	11,934	13,239

TOTAL ASSETS	$1,022,108	$926,615

LIABILITIES:
Accounts payable	$73	$324
Accrued expenses	16,772	13,938
Other current liabilities	19,924	13,499
Long-term debt, current portion	31,832	3,000

Total current liabilities	68,601	30,761

Long-term debt, net of current portion	455,187	476,929
Deferred tax liabilities	81,643	63,470
Other long-term liabilities	27,608	26,434

Total long-term liabilities	564,438	566,833

Total liabilities	633,039	597,594

CONTINGENCIES AND COMMITMENTS
PERPETUAL CUMULATIVE CONVERTIBLE PREFERRED STOCK	27,619	—

SHAREHOLDERS’ EQUITY:
Preferred stock; authorized 25,000,000 shares; issued and outstanding 11 shares in 2015 and no shares in 2014	—	—
Class A common stock $0.01 par value; voting; authorized 200,000,000 shares; issued and outstanding 32,480,551 in 2015 and 31,862,294 in 2014	325	319
Class B common stock $0.01 par value; voting; authorized 75,000,000 shares; issued and outstanding 7,197,532 in 2015 and 2014	72	72
Class C common stock $0.01 par value; nonvoting; authorized 50,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	611,754	608,515
Accumulated deficit	(250,701)	(279,885)

Total shareholders’ equity	361,450	329,021

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,022,108	$926,615

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	YEARS ENDED DECEMBER 31,
	2015	2014	2013
NET REVENUES	$411,378	$379,789	$377,618

OPERATING EXPENSE:
Station operating expenses, including non-cash compensation expense	287,711	259,184	252,596
Depreciation and amortization expense	8,419	7,794	8,545
Corporate general and administrative expenses, including non-cash compensation expense	26,479	26,572	24,381
Impairment loss	—	—	850
Merger and acquisition costs and restructuring charges	6,836	1,042	—
Net time brokerage agreement (income) fees	(1,285)	—	—
Net (gain) loss on sale or disposal of assets	(2,364)	(379)	(1,321)

Total operating expense	325,796	294,213	285,051

OPERATING INCOME (LOSS)	85,582	85,576	92,567

OTHER (INCOME) EXPENSE:
Net interest expense	37,961	38,821	44,232
Net (gain) loss on investments	—	21	—
Other expense (income)	—	—	(165)

TOTAL OTHER EXPENSE	37,961	38,842	44,067

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	47,621	46,734	48,500
INCOME TAXES (BENEFIT)	18,437	19,911	22,476

NET INCOME (LOSS) AVAILABLE TO THE COMPANY	29,184	26,823	26,024
Preferred stock dividend	(752)	—	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$28,432	$26,823	$26,024

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - BASIC	$0.75	$0.71	$0.70

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - DILUTED	$0.73	$0.69	$0.68

WEIGHTED AVERAGE SHARES:
Basic	38,083,947	37,763,353	37,417,807

Diluted	39,037,623	38,664,066	38,301,495

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(amounts in thousands, except share data)

						Retained
	Common Stock				Additional	Earnings
	Class A		Class B		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, December 31, 2012	31,226,047	$312	7,197,532	$72	$601,847	$(332,737)	$269,494
Net income (loss) available to the Company	—	—	—	—	—	26,024	26,024
Compensation expense related to granting of stock awards	96,560	1	—	—	4,269	—	4,270
Exercise of stock options	171,625	2	—	—	243	—	245
Purchase of vested employee restricted stock units	(186,038)	(2)	—	—	(1,638)	—	(1,640)

Balance, December 31, 2013	31,308,194	313	7,197,532	72	604,721	(306,713)	298,393
Net income (loss)	—	—	—	—	—	26,823	26,823
Compensation expense related to granting of stock awards	638,102	7	—	—	5,225	—	5,232
Exercise of stock options	57,500	—	—	—	82	—	82
Purchase of vested employee restricted stock units	(141,502)	(1)	—	—	(1,513)	—	(1,514)
Forfeitures of dividend equivalents	—	—	—	—	—	5	5

Balance, December 31, 2014	31,862,294	319	7,197,532	72	608,515	(279,885)	329,021
Net income (loss) available to the Company	—	—	—	—	—	29,184	29,184
Compensation expense related to granting of stock awards	738,195	7	—	—	5,517	—	5,524
Exercise of stock options	11,750	—	—	—	35	—	35
Purchase of vested employee restricted stock units	(131,688)	(1)	—	—	(1,561)	—	(1,562)
Preferred stock dividend	—	—	—	—	(752)	—	(752)

Balance, December 31, 2015	32,480,551	$325	7,197,532	$72	$611,754	$(250,701)	$361,450

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2015	2014	2013
OPERATING ACTIVITIES:
Net income (loss) available to the Company	$29,184	$26,823	$26,024

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,419	7,794	8,545
Amortization of deferred financing costs (including original issue discount)	3,203	4,165	4,144
Net deferred taxes (benefit) and other	18,322	19,811	22,422
Provision for bad debts	1,553	1,004	824
Net (gain) loss on sale or disposal of assets	(2,364)	(379)	(1,251)
Non-cash stock-based compensation expense	5,524	5,232	4,270
Net (gain) loss on investments	—	21	—
Deferred rent	1,017	807	206
Unearned revenue - long-term	(10)	(33)	(82)
Deferred compensation	584	1,291	2,380
Impairment loss	—	—	850
Accretion expense, net of asset retirement obligation adjustments	13	(11)	18
Other (income) expense	—	—	(165)
Changes in assets and liabilities:
Accounts receivable	(4,027)	565	(1,678)
Prepaid expenses and deposits	642	(1,586)	(743)
Accounts payable and accrued liabilities	700	1,633	(952)
Accrued interest expense	769	(132)	(523)
Accrued liabilities - long-term	146	(1,311)	(1,140)
Prepaid expenses - long-term	1,115	(398)	200

Net cash provided by (used in) operating activities	64,790	65,296	63,349

INVESTING ACTIVITIES:
Additions to property and equipment	(7,043)	(8,408)	(4,325)
Proceeds from sale of property, equipment, intangibles and other assets	427	2,153	8
Purchases of radio station assets	(83,553)	—	—
Deferred charges and other assets	(1,575)	(800)	(475)
Purchases of investments	(9)	—	—
Proceeds from investments and capital projects	9	—	209

Net cash provided by (used in) investing activities	(91,744)	(7,055)	(4,583)

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2015	2014	2013
FINANCING ACTIVITIES:
Deferred financing expenses related to the bank facility, finance method lease obligations and senior unsecured notes	—	—	(1,040)
Borrowing under the revolving senior debt	58,000	15,500	33,000
Payments of long-term debt	(51,250)	(53,000)	(86,023)
Payment of fees associated with the issuance of preferred stock	(220)	—	—
Proceeds from the exercise of stock options	35	82	245
Purchase of vested employee restricted stock units	(1,562)	(1,514)	(1,640)
Payment of dividend equivalents on vested restricted stock units	(7)	—	—
Payment of dividends	(413)	—	—

Net cash provided by (used in) financing activities	4,583	(38,932)	(55,458)

NET INCREASE (DECREASE) IN CASH AND CASH	(22,371)	19,309	3,308
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	31,540	12,231	8,923

CASH AND CASH EQUIVALENTS, END OF YEAR	$9,169	$31,540	$12,231

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash paid during the period for:
Interest	$34,822	$35,593	$41,010

Income taxes	$81	$79	$69

Dividends	$413	$—	$—

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

1.	BASIS OF PRESENTATION

Nature Of Business – Entercom Communications Corp. (the “Company”) is the fourth-largest radio broadcasting company in the United States with a portfolio that includes 125 radio stations in 27 top markets across the country.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles Of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are 100% owned by the Company. All intercompany transactions and balances have been eliminated in consolidation. The Company also considers the applicability of any variable interest entities (“VIEs”) that are required to be consolidated by the primary beneficiary. From time to time, the Company may enter into a time brokerage agreement (“TBA”) in connection with a pending acquisition or disposition of radio stations and the requirement to consolidate or deconsolidate a VIE may apply, depending on the facts and circumstances related to each transaction. As of December 31, 2015, there were no outstanding VIEs.

Reportable Segment - The Company operates under one reportable business segment, radio broadcasting, for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance. Radio stations serving the same geographic area, which may be comprised of a city or combination of cities, are referred to as markets or as distinct operating segments. The Company has 27 operating segments. These operating segments are aggregated to create one reportable segment.

Management’s Use Of Estimates – The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to: (1) asset impairments, including broadcasting licenses and goodwill; (2) income tax valuation allowances for deferred tax assets; (3) allowance for doubtful accounts; (4) self-insurance reserves; (5) fair value of equity awards; (6) estimated lives for tangible and intangible assets; (7) contingency and litigation reserves; (8) fair value measurements; (9) acquisition purchase price asset and liability allocations; and (10) uncertain tax positions. The Company’s accounting estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The accounting estimates may change as new events occur, as more experience is acquired and as more information is obtained. The Company evaluates and updates assumptions and estimates on an ongoing basis and may use outside experts to assist in the Company’s evaluation, as considered necessary. Actual results could differ from those estimates.

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

Depreciation expense for property and equipment is reflected in the following table:

	Property And Equipment
	Years Ended December 31,
	2015	2014	2013
	(amounts in thousands)
Depreciation expense	$7,419	$6,748	$7,543

As of December 31, 2015, the Company had capital expenditure commitments outstanding of $1.4 million.

During 2014, the Company wrote off a significant amount of unused and obsolete assets that primarily consisted of fully depreciated assets.

The following is a summary of the categories of property and equipment along with the range of estimated useful lives used for depreciation purposes:

	Depreciation Period		Property And Equipment
	In Years		December 31,
	From	To	2015	2014
			(amounts in thousands)
Land, land easements and land improvements	—	15	$16,764	$12,020
Buildings	20	40	22,711	21,836
Equipment	3	40	108,399	97,509
Furniture and fixtures	5	10	10,868	9,906
Leasehold improvements	shorter of economic life
	or lease term		23,119	21,245

			181,861	162,516
Accumulated depreciation			(124,870)	(118,667)

			56,991	43,849
Capital improvements in progress			1,002	813

Net property and equipment			$57,993	$44,662

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

Revenue Recognition – The Company generates revenue from the sale to advertisers of various services and products, including but not limited to: (1) commercial broadcast time; (2) digital advertising; (3) local events; (4) e-commerce where an advertiser’s goods and services are sold through our websites; and (5) digital product and marketing solutions.

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

The following table presents the amounts of unearned revenues as of the periods indicated:

		Unearned Revenues
		December 31,
	Balance Sheet Location	2015	2014
		(amounts in thousands)
Current	Other current liabilities	$306	$191

Long-term	Other long-term liabilities	$—	$10

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

Extinguishment Of Debt – The Company may amend, append or replace, in part or in full, its outstanding debt. The Company reviews its unamortized financing costs associated with its outstanding debt to determine the amount subject to extinguishment under the accounting provisions for an exchange of debt instruments with substantially different terms or changes in a line-of-credit or revolving-debt arrangement. See Note 8 for a discussion of the Company’s long-term debt. In addition, refer to the recent accounting pronouncements section of this note, Debt Issuance Costs, for a change in the balance sheet presentation of debt issuance costs effective January 1, 2016.

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

Accrued Compensation – Certain types of employee compensation, which amounts are included in the balance sheets under other current liabilities, are paid in subsequent periods. See Note 6 for amounts reflected in the balance sheets.

Cash And Cash Equivalents – Cash consists primarily of amounts held on deposit with financial institutions. From time to time, the Company may invest in cash equivalents, which consists of investments in immediately available money market accounts and all highly liquid debt instruments with initial maturities of three months or less. As of December 31, 2015 and 2014, the Company had no cash equivalents on hand.

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

Share-Based Compensation – The Company records compensation expense for all share-based payment awards made to employees and directors, at estimated fair value. The Company also uses the simplified method in developing an estimate of the expected term of certain stock options. For further discussion of share-based compensation, see Note 13.

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

Leasing Transactions

In February 2016, the accounting guidance was modified to require that all leases with a term of more than one year, covering leased assets such as real estate, broadcasting towers and equipment, be reflected on the balance sheet as assets and liabilities for the rights and obligations created by these leases. While the Company is currently reviewing the effects of this guidance, the Company believes that this would result in: (1) an increase in the assets and liabilities reflected on the Company’s consolidated balance sheets; and (2) an increase in the Company’s interest expense and depreciation and amortization expense and a decrease to the Company’s station operating expense reflected on its consolidated statements of operations. This guidance is effective for the Company as of January 1, 2019.

Balance Sheet Classification Of Deferred Taxes

In November 2015, the accounting guidance for balance sheet classification of deferred taxes was modified to present deferred taxes for each jurisdiction as noncurrent on the balance sheet. Previously, deferred taxes were presented for each jurisdiction as a net current asset or liability and net noncurrent asset or liability. This guidance is effective for the Company as of January 1, 2017. The Company anticipates that this guidance will have no impact on the Company’s cash flows or results of operation and no material impact on the Company’s financial position.

Business Combinations

In September 2015, the accounting guidance for business combinations was modified to reflect measurement period adjustments to be recorded prospectively rather than retroactively to the assets and liabilities initially recorded under purchase price accounting. This guidance was effective for the Company as of January 1, 2016. The Company anticipates that this guidance could have an impact on the Company’s financial position and results of operations in the period that the adjustment is recorded for a previously reported business combination. There should be no material impact to the Company’s cash flows.

Fees Paid In A Cloud Computing Arrangement

In April 2015, the accounting guidance was revised to identify when a cloud computing service includes a software license that is to be capitalized and treated consistently with the acquisition of other software licenses. This guidance was effective for the Company as of January 1, 2016. The Company believes that this accounting guidance will not have any material effect on the Company’s results of operations, cash flows or financial condition.

Debt Issuance Costs

In April 2015, the accounting guidance was amended to modify the presentation of debt issuance costs on the balance sheet by requiring that all costs, including incremental third-party costs, be reflected as an offset to the associated debt liability rather than as a deferred charge. This guidance was subsequently modified in August 2015 to allow the existing presentation to continue for line-of-credit arrangements. This guidance was effective for the Company as of January 1, 2016. The impact of this guidance to the Company will be for balance sheet presentation purposes only and will have no impact on the Company’s results of operations, cash flows or financial condition.

Consolidation

In February 2015, the accounting guidance for consolidation was amended which revises the analysis of and reduces the need to consolidate certain entities. This guidance was effective for the Company as of January 1, 2016. The Company believes that this accounting guidance will not have any material effect on the Company’s results of operations, cash flows or financial condition.

Extraordinary Items

In January 2015, the accounting guidance was updated to eliminate the concept of an extraordinary item and the requirement to consider whether an underlying event or transaction is extraordinary. If an item is considered extraordinary, it is presented in the income statement net of tax, after income from continuing operations. Eliminating the concept of extraordinary removes the uncertainty for the preparer as to whether the item had been treated properly. This guidance was effective for the Company as of January 1, 2016. The Company believes that this accounting guidance will not have any impact to the Company’s cash flows or financial condition as this only impacts the Company’s presentation on the Company’s results of operations.

Derivatives And Hedging

In November 2014, the accounting guidance was updated for determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity. This update does not change the current criteria for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current accounting guidance should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, reducing existing diversity in practice. This guidance was effective for the Company as of January 1, 2016. The Company believes that this accounting guidance will not have any material effect on the Company’s results of operations, cash flows or financial condition.

Stock-Based Performance Awards

In June 2014, the accounting guidance was updated for stock-based awards when the terms of an award provide that a performance target that affects vesting could be achieved after the requisite service period. The current accounting standard for stock-based compensation as it applies to awards with performance conditions should be applied. This guidance was effective for the Company as of January 1, 2016. The Company believes that this accounting guidance will not have any material effect on the Company’s results of operations, cash flows or financial condition.

Revenue Recognition

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

Reporting Discontinued Operations

In April 2014, the criteria for reporting discontinued operations, including enhanced disclosures, was modified under new accounting guidance. Under the new guidance, only disposals that have a major effect through a strategic shift on an organization’s operations and financial results should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The guidance was effective for the Company as of January 1, 2015. The Company believes that this accounting guidance did not have any impact on the Company’s cash flows or financial condition as this only impacts the Company’s presentation of the Company’s results of operations. In 2015, the Company disposed of a market cluster of radio stations. This disposition did not qualify as discontinued operations under this new guidance, whereas under prior guidance, this disposition would have qualified as discontinued operations.

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

The accounts receivable balances and reserve for doubtful accounts are presented in the following table:

	Net Accounts Receivable
	December 31,
	2015	2014
	(amounts in thousands)
Accounts receivable	$89,291	$72,698
Allowance for doubtful accounts	(2,134)	(2,449)

Accounts receivable, net of allowance for doubtful accounts	$87,157	$70,249

See the table in Note 6 for accounts receivable credits outstanding as of the periods indicated.

The following table presents the changes in the allowance for doubtful accounts:

Changes In Allowance For Doubtful Accounts
		Additions
	Balance At	Charged To	Deductions	Balance At
	Beginning	Costs And	From	End Of
Year Ended	Of Year	Expenses	Reserves	Year
	(amounts in thousands)
December 31, 2015	$2,449	$1,553	$(1,868)	$2,134
December 31, 2014	2,413	1,004	(968)	2,449
December 31, 2013	2,703	824	(1,114)	2,413

4.	INTANGIBLE ASSETS AND GOODWILL

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

The following table presents the changes in broadcasting licenses that include an acquisition for multiple radio stations in new markets along with a related transaction that covers the exchange of certain stations in Denver for a station in Los Angeles (see Note 18 for further discussion):

	Broadcasting Licenses
	Carrying Amount
	December 31,	December 31,
	2015	2014
	(amounts in thousands)
Beginning of period balance as of January 1,	$718,992	$718,542
Acquisition of radio stations	79,209	—
Acquisition of a radio station through an exchange	53,057	—
Acquisitions - other	100	450
Assets held for sale	(1,397)	—
Disposition of radio stations previously reflected as held for sale	(32,979)	—
Disposition of a radio station previously reflected as deconsolidated subsidiary	(9,601)	—

Ending period balance	$807,381	$718,992

The following table presents the changes in goodwill that include an acquisition for multiple radio stations in new markets along with a related transaction that covers the exchange of certain stations in Denver for a station in Los Angeles (see Note 18 for further discussion):

	Goodwill Carrying Amount
	December 31,	December 31,
	2015	2014
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$164,465	$164,465
Accumulated loss on impairment as of January 1,	(125,615)	(125,615)

Goodwill beginning balance after cumulative loss on impairment as of January 1,	38,850	38,850
Loss on impairment during year	—	—
Acquisition of radio stations	5,866	—
Acquisition of radio stations through an exchange	266	—
Adjustment to acquired goodwill associated with an assumed fair value liability	(1,364)	—
Disposition of radio stations previously reflected as assets held for sale	(10,230)	—
Disposition of a radio station previously reflected as a deconsolidated subsidiary	(759)	—

Ending period balance	$32,629	$38,850

Broadcasting Licenses Impairment Test

The Company performs its annual broadcasting license impairment test during the second quarter of each year by evaluating its broadcasting licenses for impairment at the market level using the direct method.

During the second quarter for each of the years 2015, 2014 and 2013, the Company completed its annual impairment test for broadcasting licenses and determined that the fair value of its broadcasting licenses was greater than the amount reflected in the balance sheet for each of the Company’s markets and, accordingly, no impairment was recorded. For the four new markets added during the second half of 2015, similar valuation techniques that are used in the testing process were applied to the valuation of the broadcasting licenses under purchase price accounting.

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

The following table reflects the estimates and assumptions used in the second quarter of each year (no interim tests were performed in these years):

	Estimates And Assumptions
	Second	Second	Second	Second
	Quarter	Quarter	Quarter	Quarter
	2015	2014	2013	2012
Discount rate	9.7%	9.6%	9.8%	10.0%
Operating profit margin ranges expected for average stations in the markets where the Company operates	25% to 40%	25% to 40%	25% to 41%	21% to 41%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%	1.5% to 2.0%	1.5% to 2.0%

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

During the second quarter in each of the years 2015, 2014 and 2013, the results of step one indicated that it was not necessary to perform the second step analysis in any of the reporting units that contained goodwill. For the four new markets added during the second half of 2015, similar valuation techniques that are used in the testing process were applied to the valuation of goodwill under purchase price accounting.

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

The following table reflects the estimates and assumptions used in the second quarter of each year (no interim tests were performed in these years):

	Estimates And Assumptions
	Second	Second	Second	Second
	Quarter	Quarter	Quarter	Quarter
	2015	2014	2013	2012
Discount rate	9.7%	9.6%	9.8%	10.0%
Long-term revenue growth rate range of the Company’s markets	1.5% to 2.0%	1.5% to 2.0%	1.5% to 2.0%	1.5% to 2.0%
Market multiple used in the market valuation approach	7.5x to 8.0x	7.5x to 8.0x	7.5x to 8.0x	7.5x to 8.0x

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

(B) Definite-Lived Intangibles

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, and acquired advertising contracts. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For 2015, 2014 and 2013, the Company reviewed the carrying value and the useful lives of these assets and determined they were appropriate.

See Note 5 for: (1) a listing of the assets comprising definite-lived assets, which are included in deferred charges and other assets on the balance sheets; (2) the amount of amortization expense for definite-lived assets; and (3) the Company’s estimate of amortization expense for definite-lived assets in future periods.

5.	DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets, including definite-lived intangible assets, consist of the following:

	Deferred Charges And Other Assets
	December 31,
	2015			2014
							Period Of
	Asset	Reserve	Net	Asset	Reserve	Net	Amortization
	(amounts in thousands)
Deferred contracts and other agreements	$1,788	$1,442	$346	$1,788	$1,374	$414	Term of contract
Leasehold premium	735	426	309	846	515	331	Less than 1 year
Other definitive-lived assets	861	836	25	833	833	—	3 years

Total definite-lived intangibles	3,384	2,704	680	3,467	2,722	745
Debt issuance costs	23,154	16,457	6,697	23,154	13,594	9,560	Term of debt
Prepaid assets - long-term	2,233	—	2,233	467	—	467
Software costs and other	6,367	4,043	2,324	5,665	3,198	2,467

	$35,138	$23,204	$11,934	$32,753	$19,514	$13,239

The following table presents the various categories of amortization expense, including deferred financing expense which is reflected as interest expense:

	Amortization Expense
	Deferred Charges And Other Assets
	For The Years Ended December 31,
	2015	2014	2013
	(amounts in thousands)
Definite-lived assets	$150	$147	$203
Deferred financing expense	2,863	3,860	3,870
Software costs	850	899	800

Total	$3,863	$4,906	$4,873

The following table presents the Company’s estimate of amortization expense, for each of the five succeeding years for: (1) deferred charges and other assets; and (2) definite-lived assets:

	Future Amortization Expense
			Definite-Lived
	Total	Other	Assets
	(amounts in thousands)
Years ending December 31,
2016	$3,711	$3,626	85
2017	2,391	2,313	78
2018	1,585	1,511	74
2019	1,043	971	72
2020	70	—	70
Thereafter	301	—	301

Total	$9,101	$8,421	$680

6.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	December 31,
	2015	2014
	(amounts in thousands)
Accrued compensation	$8,865	$5,783
Accounts receivable credits	3,575	2,398
Advertiser obligations	1,198	928
Accrued interest payable	3,547	2,777
Other	2,739	1,613

Total other current liabilities	$19,924	$13,499

7.	OTHER LONG-TERM LIABILITIES

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

The following table reflects deferred rent liabilities included under other long-term liabilities:

	Deferred Rent Liabilities
	December 31,
	2015	2014
	(amounts in thousands)
Deferred rent liabilities	$6,137	$5,120

8.	LONG-TERM DEBT

Long-term debt, including financing method lease obligations, was comprised of the following:

	Long-Term Debt
	December 31,
	2015	2014
	(amounts in thousands)
Credit Facility
Revolver, due November 23, 2016	$26,000	$—
Term B Loan, due November 23, 2018	242,750	262,000
Senior Notes
10.5% senior unsecured notes, due December 1, 2019	220,000	220,000

Total	488,750	482,000
Current amount of long-term debt	(31,832)	(3,000)
Unamortized original issue discount	(1,731)	(2,071)

Total long-term debt	$455,187	$476,929

Outstanding standby letter of credit	$670	$620

(A) Senior Debt

The Credit Facility

As of December 31, 2015, the amount outstanding under the term loan component (the “Term B Loan”) of the Company’s senior secured credit facility (the “Credit Facility”) was $242.8 million and the amount outstanding under the revolving credit facility (the “Revolver”) of the Credit Facility was $26.0 million. The amount available under the Revolver, which includes the impact of outstanding letters of credit, was $13.3 million as of December 31, 2015.

On November 23, 2011, the Company entered into a credit agreement with a syndicate of lenders for a $425 million Credit Facility that was initially comprised of: (a) a $50 million Revolver (reduced to $40 million in December 2015) that matures on November 23, 2016; and (b) a $375 million Term B Loan that matures on November 23, 2018.

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

The Term B Loan requires mandatory prepayments equal to 50% of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs to 0%, depending on the Consolidated Leverage Ratio. The Excess Cash Flow payment is due in the first quarter of each year and is based on the Excess Cash Flow and Leverage Ratio for the prior year. The Excess Cash Flow payment due in the first quarter of 2016, net of prepayments made through December 31, 2015, is included under the current portion of long-term debt. The Company expects to fund the payment using cash from operating activities.

Management believes that over the next 12 months the Company can continue to maintain compliance with its financial covenants. The Company’s operating cash flow is positive, and management believes that it is adequate to fund the Company’s operating needs and mandatory debt repayments under the Company’s Credit Facility. As of December 31, 2015, the Company is in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenants is highly dependent on its results of operations.

The amount outstanding under the Revolver as of December 31, 2015 was primarily used to partially fund an acquisition described under Note 18. During December 2015, the Company reduced the total Revolver capacity from $50 million to $40 million. The Company anticipates that it will use funds from operations to fully retire the Revolver, which matures on November 23, 2016. Management believes that cash on hand and cash from operating activities will be sufficient to permit the Company to meet its liquidity requirements over the next 12 months, including its debt repayments. The Company cannot determine if and when a new revolving credit line would be entered into to replace the Revolver when it expires as market conditions may impact the timing and the Company’s performance may impact the pricing.

The Credit Facility requires the Company to maintain compliance with certain financial covenants which are defined terms within the agreement, including:

•	a maximum Consolidated Leverage Ratio that cannot exceed 4.75 times as of December 31, 2015 and which decreases to 4.5 times as of March 31, 2016 and thereafter; and

•	a minimum Consolidated Interest Coverage Ratio of 2.0 times as of December 31, 2015 and thereafter.

As of December 31, 2015, the Company’s Consolidated Leverage Ratio was 4.4 times and the Consolidated Interest Coverage Ratio was 3.1 times.

The Term B Loan was last amended on December 2, 2013 which reduced the interest rates. Under the December 2, 2013 amendment of the Term B Loan and depending on the Consolidated Leverage Ratio, the Company may elect an interest rate per annum equal to: (1) the Eurodollar London Interbank Offered Rate (“LIBOR”) plus fees of 3.0%; and (2) the Base Rate plus fees of 2.0%. The Term B Loan includes a LIBOR floor of 1.0%.

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

(B) Senior Unsecured Debt

The Senior Notes

The Senior Notes may be redeemed at any time on or after December 1, 2015 at a redemption price of 105.25% of the principal amount plus accrued interest. The redemption price decreases over time.

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

Under certain covenants, the Company’s subsidiary guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Senior Notes, and the subsidiary guarantors are limited in their ability to incur additional indebtedness under certain restrictive covenants. See Note 21 for financial statements of the Parent Company.

A default under the Company’s Senior Notes could cause a default under the Company’s Credit Facility. Any event of default, therefore, could have a material adverse effect on the Company’s business and financial condition.

(C) Net Interest Expense

The components of net interest expense are as follows:

	Net Interest Expense
	Years Ended December 31,
	2015	2014	2013
	(amounts in thousands)
Interest expense	$34,764	$34,656	$40,091
Amortization of deferred financing costs	2,863	3,860	3,870
Amortization of original issue discount of senior notes	340	305	274
Interest income and other investment income	(6)	—	(3)

Total net interest expense	$37,961	$38,821	$44,232

The weighted average interest rate under the Credit Facility (before taking into account the fees on the unused portion of the Revolver) was: (1) 4.1% as of December 31, 2015; and (2) 4.0% as of December 31, 2014.

(D) Interest Rate Transactions

As of December 31, 2015 and 2014, there were no derivative interest rate transactions outstanding.

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

(E) Aggregate Principal Maturities

The minimum aggregate principal maturities on the Company’s outstanding debt (excluding any impact from required principal payments based upon the Company’s future operating performance) are as follows:

	Principal Debt Maturities
	Credit Facility	Senior Notes	Total
	(amounts in thousands)
Years ending December 31:
2016	$31,832	$—	$31,832
2017	168	—	168
2018	236,750	—	236,750
2019	—	220,000	220,000
2020	—	—	—
Thereafter	—	—	—

Total	$268,750	$220,000	$488,750

(F) Outstanding Letters Of Credit

The Company is required to maintain standby letters of credit in connection with insurance coverage as described in Note 20.

(G) Guarantor and Non-Guarantor Financial Information

Radio, which is a wholly owned subsidiary of Entercom Communications Corp., holds the ownership interest in various subsidiary companies that own the operating assets, including broadcasting licenses, permits and authorizations. Radio (1) is the borrower under the Credit Facility, as described in Note 8(A); and (2) is the issuer of the Senior Notes, as described in Note 8(B). As of December 31, 2015, Entercom Communications Corp. and each direct and indirect subsidiary of Radio is a guarantor of Radio’s obligations under both the Credit Facility and the Senior Notes.

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

9.	PERPETUAL CUMULATIVE CONVERTIBLE PREFERRED STOCK

In connection with an acquisition on July 16, 2015 as described in Note 18, Business Combinations, the Company issued perpetual cumulative convertible preferred stock (“Preferred”) that ranks senior to common stock in its capital structure. The payment of dividends on the Preferred and the repayment of the liquidation preference of the Preferred will take preference over any dividends or other payments to the Company’s common shareholders. The Preferred is convertible by the holder into a fixed number of 1.9 million shares at a price of $14.35, subject to customary anti-dilution provisions after a three-year waiting period. At certain times (including during the first three years after issuance), the Company can redeem the Preferred in cash at a price of 100%. The dividend rate on the Preferred increases over time from 6% to 12%. Due to the legal obligation to pay cumulative dividends as a liquidation preference, the dividends are accrued as they are earned instead of when they are declared.

The Company reflected the Preferred as mezzanine due to a change in control contingency provision that provides the holder with a redeemable feature. For accounting purposes, the Preferred is not considered mandatorily redeemable at the holder’s option until the contingency is met.

The Company incurred issuance costs, which are recorded as a reduction of the Preferred. The following table reflects the Preferred shares authorized, issued and outstanding:

	December 31, 2015	December 31, 2014
	(amounts in thousands, except shares)
Perpetual cumulative convertible preferred stock $0.01 par value
Shares issued and outstanding	11	—

Aggregate liquidation preference	$27,500	$—
Less stock issuance costs	(220)	—
Plus accrued dividend as of the end of period	339	—

Net carrying value	$27,619	$—

10.	SHAREHOLDERS’ EQUITY

Class B Common Stock

Shares of Class B common stock are transferable only to Joseph M. Field, David J. Field, certain of their family members, their estates and trusts for any of their benefit. Upon any other transfer, shares of Class B common stock automatically convert into shares of Class A common stock on a one-for-one basis.

Dividends

The Company does not currently pay, and has not paid, dividends on its common stock since 2008. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in the Credit Facility, the indenture governing the Senior Notes and the Preferred. The payment of dividends on the Preferred and the repayment of the liquidation preference of the Preferred will take preference over any dividends or other payments to the Company’s common stockholders.

Under the Credit Facility, the Company has $40 million available for dividends, share repurchases, investments and debt repurchases, which can be used when its pro forma Consolidated Leverage Ratio is less than or equal to the maximum Leverage Ratio permitted at the time. The amount available can increase over time based upon the Company’s financial performance and used when its pro forma Consolidated Leverage Ratio is less than or equal to the maximum Leverage Ratio permitted at the time. There are certain other limitations that apply to its use.

The following table presents a summary of the Company’s dividend activity as of December 31, 2015:

Equity Type	Record Date	Payment Date	Dividends Per Share	Aggregate Payment Amount
Perpetual convertible cumulative preferred stock	October 15, 2015	October 16, 2015	$37,500.00	$412,500

Dividend Equivalents

The Company’s grants of restricted stock units (“RSUs”) include the right, upon vesting, to receive a cash payment equal to the aggregate amount of dividends, if any, that holders would have received on the shares of common stock underlying their RSUs if such RSUs had been vested during the period.

The following table presents the amounts accrued and unpaid on unvested RSUs:

	Balance Sheet Location	Dividend Equivalent Liabilities
		December 31,
		2015	2014
		(amounts in thousands)
Long-term	Other long-term liabilities	$210	$216

Deemed Stock Repurchase When RSUs Vest

Upon vesting of RSUs, a tax obligation is created for both the employer and the employee. Unless employees elect to pay their tax withholding obligations in cash, the Company withholds shares of stock in an amount sufficient to cover their tax withholding obligations. The withholding of these shares by the Company is deemed to be a repurchase of its stock.

The following table provides summary information on the deemed repurchase of vested RSUs:

	Years Ended December 31,
	2015	2014	2013
	(amounts in thousands)
Shares of stock deemed repurchased	132	142	186

Amount recorded as financing activity	$1,562	$1,514	$1,640

11.	NET INCOME (LOSS) PER COMMON SHARE

Net income per common share is calculated as basic net income per share and diluted net income per share. Basic net income per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes the potential dilution that could occur: (1) if the RSUs with service conditions were fully vested (using the treasury stock method); (2) if all of the Company’s outstanding stock options that are in-the-money were exercised (using the treasury stock method); (3) if the RSUs with service and market conditions were considered contingently issuable; (4) if the RSUs with service and performance conditions were considered contingently issuable; and (5) if the perpetual cumulative convertible preferred stock was converted (using the as if converted method).

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

The following tables present the computations of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2015	2014	2013
	(amounts in thousands, except share and per share data)
Basic Income (Loss) Per Share
Numerator
Net income (loss) available to the Company	$29,184	$26,823	$26,024
Preferred stock dividends	752	—	—

Net income (loss) available to common shareholders	$28,432	$26,823	$26,024

Denominator
Basic weighted average shares outstanding	38,083,647	37,763,353	37,417,807

Basic net income (loss) per share available to common shareholders	$0.75	$0.71	$0.70

Diluted Income (Loss) Per Share
Numerator
Net income (loss) available to the Company	$29,184	$26,823	$26,024
Preferred stock dividends	752	—	—

Net income (loss) available to common shareholders	$28,432	$26,823	$26,024

Denominator
Basic weighted average shares outstanding	38,083,647	37,763,353	37,417,807
Effect of RSUs and options under the treasury stock method	953,976	900,713	883,688

Diluted weighted average shares outstanding	39,037,623	38,664,066	38,301,495

Diluted net income (loss) per share available to common shareholders	$0.73	$0.69	$0.68

Incremental Shares Disclosed As Anti-Dilutive

The following table provides the incremental shares excluded as they were anti-dilutive:

	Impact Of Equity Awards
	Years Ended December 31,
	2015	2014	2013
	(amounts in thousands, except per share data)
Dilutive or anti-dilutive for all potentially dilutive equivalent shares	dilutive	dilutive	dilutive
Excluded shares as anti-dilutive under the treasury stock method:
Options excluded	14	30	37

Price range of options excluded: from	$11.24	$10.11	$10.52

Price range of options excluded: to	$11.78	$33.90	$48.21

RSUs with service conditions	8	1	4

Excluded RSUs with service and market conditions as market conditions not met	165	193	—

Excluded RSUs with service and performance conditions until performance criteria is probable	29	11	—

Excluded preferred stock as anti-dilutive under the as if method	882	—	—

12.	TOWER SALE AND LEASEBACK

During the second quarter of 2013, the Company: (1) recorded current and deferred gains of $1.6 million and $9.9 million, respectively, from the sale of certain towers; and (2) applied sale and leaseback accounting to the leases that the Company had entered into for radio station space on these same towers. All of the leases were accounted for as operating leases.

The current gain was included in 2013 in the statement of operations under net (gain) loss on sale or disposal of assets. The deferred gain is amortized on a straight-line basis over the 16.5 year life of the leases and during this period the gain will be reflected as a net (gain) loss on sale or disposal of assets.

Minimum rental commitments at December 31, 2015 for these non-cancellable leases are included within the operating lease commitment table under Note 20.

13.	SHARE-BASED COMPENSATION

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

On January 1 of each year, the number of shares of Class A common stock authorized under the Plan is automatically increased by 1.5 million, or a lesser number as may be determined by the Company’s Board of Directors. The Board of Directors elected to forego the January 1, 2015 and January 1, 2016 increase in the shares available for grant. As of December 31, 2015, the shares available for grant were 2.5 million shares.

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

RSU Activity

The following is a summary of the changes in RSUs under the Plan during the current period:

		Number		Weighted	Aggregate
		Of	Weighted	Average	Intrinsic
		Restricted	Average	Remaining	Value As Of
		Stock	Purchase	Contractual	December 31,
	Period Ended	Units	Price	Term (Years)	2015
RSUs outstanding as of:	December 31, 2014	1,258,685
RSUs awarded		795,693
RSUs released		(406,463)
RSUs forfeited		(57,498)

RSUs outstanding as of:	December 31, 2015	1,590,417	$—	1.1	$18,051,233

RSUs vested and expected to vest as of:	December 31, 2015	1,512,428	$—	1.0	$16,242,396

RSUs exercisable (vested and deferred) as of:	December 31, 2015	81,380	$—	—	$923,663

Weighted average remaining recognition period in years		1.8

Unamortized compensation expense, net of estimated forfeitures		$7,988,821

The following table presents additional information on RSU activity:

	Years Ended December 31,
	2015		2014		2013
	Shares	Amount	Shares	Amount	Shares	Amount
	(amounts in thousands, except per share)
RSUs issued	796	$9,045	685	$5,754	361	$2,906
RSUs forfeited - service based	(58)	(709)	(47)	(727)	(64)	(685)
RSUs forfeited - market based	—	—	—	—	(200)	(2,110)

Net RSUs issued and increase (decrease) to paid-in capital	738	$8,336	638	$5,027	97	$111

Weighted average grant date fair value per share	$11.36		$8.40		$8.05

Fair value of shares vested per share	$11.85		$10.58		$8.76

RSUs vested and released	406		410		547

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

The following table presents the changes in outstanding RSUs with market conditions:

	Years Ended December 31,
	2015	2014	2013
	(amounts in thousands, except per share data)
Reconciliation Of RSUs With Market Conditions
Beginning of period balance	290	—	200
Number of RSUs granted	165	290	—
Number of RSUs forfeited	—	—	(200)
Number of RSUs vested	(65)	—	—

End of period balance	390	290	—

Average fair value of RSUs issued with market conditions	$8.39	$6.90	$—

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

The specific assumptions used for these valuations are as follows:

	Years Ended
	December 31,
	2015	2014
Expected Volatility Structure (1)	34% to 39%	33% to 42%
Risk Free Interest Rate (2)	0.1% to 1.1%	0.1% to 0.4%
Dividend Yield (3)	0.0%	0.0%

(1)	Expected Volatility Term Structure - The Company estimated the volatility term structure using: (1) the historical volatility of its stock; and (2) the implied volatility provided by its traded options from a trailing month’s average of the closing bid-ask price quotes.
(2)	Risk-Free Interest Rate - The Company estimated the risk-free interest rate based upon the implied yield available on U.S. Treasury issues using the Treasury bond rate as of the date of grant.
(3)	Dividend Yield - The Company calculated the dividend yield at the time of grant based upon the Company’s most recent history of not paying a dividend on its common stock.

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

The following table reflects the activity of RSUs with service and performance conditions:

	Years Ended December 31,
	2015	2014	2013
	(amounts in thousands, except per share data)
Reconciliation Of RSUs With Performance Conditions
Beginning of period balance	8	—	—
Number of RSUs granted	21	11	—
Number of RSUs that did not meet criteria	—	(3)	—
Number of RSUs vested	—	—	—

End of period balance	29	8	—

Average fair value of RSUs issued with performance conditions	$11.11	$9.60	$—

As of December 31, 2015, no non-cash compensation expense was accrued.

Option Activity

The following table presents the option activity during the current year ended under the Plan:

				Weighted	Intrinsic
			Weighted	Average	Value
			Average	Remaining	As Of
		Number Of	Exercise	Contractual	December 31,
	Period Ended	Options	Price	Term (Years)	2015
Options outstanding as of:	December 31, 2014	486,675	$2.11
Options granted		—	—
Options exercised		(11,750)	3.02
Options forfeited		(3,750)	8.72
Options expired		(4,250)	13.63

Options outstanding as of:	December 31, 2015	466,925	$1.93	3.1	$4,401,204

Options vested and expected to vest as of:	December 31, 2015	466,925	$1.93	3.1	$4,401,204

Options vested and exercisable as of:	December 31, 2015	466,925	$1.93	3.1	$4,401,204

Weighted average remaining recognition period in years		—

Unamortized compensation expense, net of estimated forfeitures		$10,307

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
		Number Of	Weighted		Number Of
		Options	Average	Weighted	Options	Weighted
Range Of		Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices		December 31,	Contractual	Exercise	December 31,	Exercise
From	To	2015	Life	Price	2015	Price
$1.34	$1.34	432,925	3.1	$1.34	432,925	$1.34
$2.02	$11.78	34,000	2.7	$9.50	34,000	$9.50

$1.34	$11.78	466,925	3.1	$1.93	466,925	$1.93

The following table provides summary information on the granting and vesting of options:

	Years Ended December 31,
Option Issuance And Exercise Data	2015		2014		2013
	(amounts in thousands except for per share and years)
	From	To	From	To	From	To
Exercise price range of options issued	$—	$—	$—	$—	$8.72	$8.72

Upon vesting, period to exercise in years	—	—	—	—	1	10

Fair value per share upon grant	$—		$—		$6.07

Fair value per share upon exercise	$8.57		$8.99		$7.15

Intrinsic value of options exercised	$101		$517		$1,228

Tax benefit from options exercised (1)	$38		$196		$466

Cash received from exercise price of options exercised	$35		$82		$245

Number of options granted	—		—		5

(1)	Amount excludes impact from suspended income tax benefits and/or valuation allowances.

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

The following table presents the range of the assumptions used to determine the fair value:

	Option Valuation Estimates
	Years Ended December 31,
	2015	2014	2013
Expected life (years)			6.3
Expected volatility factor (%)	no options	no options	78.8
Risk-free interest rate (%)	issued	issued	2.0
Expected dividend yield (%)			—

Recognized Non-Cash Stock-Based Compensation Expense

The following non-cash stock-based compensation expense, which is comprised primarily of RSUs, is included in each of the respective line items in our statement of operations:

	Years Ended December 31,
	2015	2014	2013
	(amounts in thousands)
Station operating expenses	$1,259	$919	$766
Corporate general and administrative expenses	4,265	4,313	3,504

Stock-based compensation expense included in operating expenses	5,524	5,232	4,270
Income tax benefit (1)	2,036	1,502	1,080

Net stock-based compensation expense	$3,488	$3,730	$3,190

(1)	Amount excludes impact from suspended income tax benefits and/or valuation allowances.

14.	INCOME TAXES

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

Expected And Reported Income Taxes (Benefit)

Income tax expense (benefit) computed using the United States federal statutory rates is reconciled to the reported income tax expense (benefit) as follows:

	Years Ended December 31,
	2015	2014	2013
	(amounts in thousands)
Federal statutory income tax rate	35%	35%	35%
Computed tax expense at federal statutory rates on income before income taxes	$16,667	$16,357	$16,975
State income tax expense, net of federal benefit	1,333	2,491	3,399
Non-recognition of expense due to full valuation allowance	(244)	—	54
Tax benefit shortfall associated with share-based awards	12	62	997
Nondeductible expenses and other	669	1,001	1,051

Income taxes	$18,437	$19,911	$22,476

For 2015

The effective income tax rate was 38.7%. This rate was higher than the federal statutory rate of 35% primarily due to the combination of: (1) an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill; (2) an adjustment for expenses that are not deductible for tax purposes; and (3) a tax benefit shortfall associated with share-based awards.

The income tax rate has been trending down as expenses not deductible for tax purposes have decreased due to the issuance to senior management of a higher percentage of awards that were market based. Effective during the second half of 2015, the estimated annual income tax rate increased due to the impact of acquisitions on the Company’s state income apportionments to states with higher income tax rates. This increase was offset by a discrete state income tax credit due to recent legislation that allowed for the release of a partial valuation allowance in a certain single member state.

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

Income Tax Expense

Income tax expense (benefit) for each year is summarized as follows:

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$25	$—	$—
State	90	100	54

Total current	115	100	54

Deferred:
Federal	17,042	17,373	19,051
State	1,280	2,438	3,371

Total deferred	18,322	19,811	22,422

Total income taxes (benefit)	$18,437	$19,911	$22,476

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

The tax effects of significant temporary differences that comprise the net deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
	(amounts in thousands)
Deferred tax assets:
Employee benefits	$783	$678
Deferred compensation	988	588
Provision for doubtful accounts	835	959
Deferred gain on tower transaction	235	236
Other	987	505

Total current deferred tax assets before valuation allowance	3,828	2,966
Valuation allowance	(231)	(620)

Total current deferred tax assets - net	3,597	2,346

Federal and state income tax loss carryforwards	129,944	130,074
Share-based compensation	3,218	2,648
Investments - impairments	499	498
Lease rental obligations	3,440	2,289
Deferred compensation	3,968	4,322
Deferred gain on tower transaction	3,039	3,281
Other non-current	1,014	1,154

Total non-current deferred tax assets before valuation allowance	145,122	144,266
Valuation allowance	(20,407)	(20,146)

Total non-current deferred tax assets - net	124,715	124,120

Total deferred tax assets	$128,312	$126,466

Deferred tax liabilities:
Advertiser broadcasting obligations	$(133)	$(98)

Total current deferred tax liabilities	(133)	(98)

Deferral of gain recognition on the extinguishment of debt	(4,568)	(6,119)
Property, equipment and certain intangibles (other than broadcasting licenses and goodwill)	4,804	5,579
Broadcasting licenses and goodwill	(206,594)	(187,050)

Total non-current deferred tax liabilities	(206,358)	(187,590)

Total deferred tax liabilities	$(206,491)	$(187,688)

Total net deferred tax liabilities	$(78,179)	$(61,222)

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

The following table presents the changes in the deferred tax asset valuation allowance for the periods indicated:

		Increase	Increase
		(Decrease)	(Decrease)
		Charged	Charged
		(Credited)	(Credited)
	Balance At	To Income	To	Balance At
	Beginning	Taxes	Balance	End Of
Year Ended	Of Year	(Benefit)	Sheet	Year
(amounts in thousands)
December 31, 2015	$20,766	$(165)	$37	$20,638
December 31, 2014	20,238	528	—	20,766
December 31, 2013	18,333	1,905	—	20,238

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

The Company classifies interest and penalties that are related to income tax liabilities as a component of income tax expense. The income tax liabilities and accrued interest and penalties are presented as non-current liabilities, as payments are not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in other long-term liabilities in the consolidated balance sheets.

The Company’s liabilities for uncertain tax positions are reflected in the following table:

	December 31,
	2015	2014
	(amounts in thousands)
Liabilities for uncertain tax positions
Tax	$67	$67
Interest and penalties	170	150

Total	$237	$217

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

The following table presents the expense (income) for uncertain tax positions, which amounts were reflected in the consolidated statements of operations as an increase (decrease) to income tax expense:

	Years Ended December 31,
	2015	2014	2013
	(amounts in thousands)
Interest and penalties (income)	20	18	11

Total income taxes (benefit) from uncertain tax positions	$20	$18	$11

The increase in liabilities for uncertain tax positions for 2015 primarily reflects the addition of interest related to existing uncertain tax positions.

The following table presents the gross amount of changes in unrecognized tax benefits:

	Years Ended December 31,
	2015	2014	2013
	(amounts in thousands)
Beginning of year balance	$(7,690)	$(7,690)	$(7,690)
Prior year positions
Gross Increases	—	—	—
Gross Decreases	—	—	—
Current year positions
Gross Increases	—	—	—
Gross Decreases	—	—	—
Settlements with tax authorities	—	—	—
Reductions due to statute lapse	—	—	—

End of year balance	$(7,690)	$(7,690)	$(7,690)

Ending liability balance included above that was reflected as an offset to deferred tax assets	$(7,623)	$(7,623)	$(7,623)

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

As of December 31, 2015, there were no significant unrecognized net tax benefits (exclusive of interest and penalties) that over the next 12 months are subject to the expiration of various statutes of limitation. Interest and penalties accrued on uncertain tax positions are released upon the expiration of statutes of limitations.

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

Income Tax Payments, Refunds And Credits

The Company accrued a $0.1 million Alternative Minimum Tax (“AMT”) associated with expected income subject to tax for 2015, before the offset of available net operating loss carryforwards (“NOLs”). The AMT is available to be carried forward indefinitely to be used as a credit to offset future income tax liabilities.

The following table provides the amount of income tax payments and income tax refunds for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
	(amounts in thousands)
State income tax payments	$81	$79	$69

Federal and state income tax refunds	$—	$10	$5

Net Operating Loss Carryforwards

The Company has recorded a valuation allowance for certain of its state NOLs as the Company does not expect to obtain a benefit in future periods. In addition, utilization in future years of the NOL carryforwards may be subject to limitations due to the changes in ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

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

The NOLs reflected in the following table exclude these windfall stock compensation deductions. In addition, the NOLs reflect an estimate of the NOLs for the 2015 tax filing year as these returns will not be filed until later in 2016:

	Net Operating Losses
	December 31, 2015
		Suspended
	NOLs	Windfall	NOL Expiration Period
	(amounts in thousands)		(in years)
Federal NOL carryforwards	$292,800	$10,799	2030 to 2035

State NOL carryforwards	$614,834	$8,806	2016 to 2034

State income tax credit	$1,248		to 2018

15.	SUPPLEMENTAL CASH FLOW DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES

The following table provides non-cash disclosures during the periods indicated:

	Years Ended December 31,
	2015	2014	2013
	(amounts in thousands)
Operating Activities
Barter revenues	$4,002	$3,826	$3,821

Barter expenses	$4,258	$3,665	$3,766

Financing Activities
Increase in paid-in capital from the issuance of RSUs	$9,045	$5,754	$2,906
Decrease in paid-in capital from the forfeiture of RSUs	(709)	(727)	(2,795)

Net paid-in capital of RSUs issued (forfeited)	$8,336	$5,027	$111

Perpetual cumulative convertible preferred stock issued in connection with an acquisition	$27,500	$—	$—

Dividend accrued on perpetual cumulative convertible preferred stock	$339	$—	$—

Retirement of finance method lease obligations and other	$—	$—	$12,679

Investing Activities
Net radio station assets given up in a market	$59,000	$—	$—

Net radio station assets acquired in a market	$59,000	$—	$—

Radio station assets acquired through the issuance of perpetual cumulative convertible preferred stock	$27,500	$—	$—

16.	EMPLOYEE SAVINGS AND BENEFIT PLANS

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

	Years Ended December 31,
Benefit Plan Disclosures	2015	2014	2013
	(amounts in thousands)
Deferred compensation
Beginning of period balance	$11,017	$10,459	$8,377
Employee compensation deferrals	534	420	369
Employee compensation payments	(1,464)	(734)	(297)
Increase (decrease) in plan fair value	50	872	2,010

End of period balance	$10,137	$11,017	$10,459

401(k) Savings Plan

The Company has a savings plan which is intended to be qualified under Section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan, available to all eligible employees, and allows participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The Company’s discretionary matching contribution is subject to certain conditions. The Company’s contributions for 2015, 2014 and 2013 were $0.9 million, $0.8 million and $0.9 million, respectveily.

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Of Financial Instruments Subject To Fair Value Measurements

The Company has determined the types of financial assets and liabilities subject to fair value measurement are: (1) certain tangible and intangible assets subject to impairment testing as described in Note 4; (2) financial instruments as described in Note 8; (3) interest rate derivative transactions that are outstanding from time to time (none currently outstanding); (4) deemed deferred compensation plans as described in Note 16; and (5) lease abandonment liabilities as described in Note 18.

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

	Value Measurements At Reporting Date
	December 31,
Description	2015	2014
	(amounts in thousands)
Liabilities
Deferred compensation - Level 1 (1)	$10,137	$11,017

(1)	The Company’s deferred compensation liability, which is included in other long-term liabilities, is recorded at fair value on a recurring basis. The unfunded plan allows participants to hypothetically invest in various specified investment options. The deferred compensation plan liability is valued at Level 1 as it is based on quoted market prices of the underlying investments.

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

During 2013, the Company determined that land it had reclassified as held for sale was in excess of the fair value less the cost to sell. The Company measured $2.1 million of land held for sale using significant unobservable inputs (Level 3) and recorded an impairment loss of $0.9 million. This land was later sold in October 2014.

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

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	December 31,		December 31,
	2015		2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(amounts in thousands)
Term B Loan (1)	$242,750	$242,447	$262,000	$261,345

Revolver (2)	$26,000	$26,000	$—	$—

Senior Notes (3)	$218,269	$227,000	$217,929	$237,134

Letters of credit (4)	$670		$620

The following methods and assumptions were used to estimate the fair value of financial instruments:

(1)	The Company’s determination of the fair value of the Term B Loan was based on quoted prices for this instrument and is considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
(2)	The fair value of the Revolver is considered to approximate the carrying value as the interest payments are based on LIBOR that reset periodically. The Revolver is considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
(3)	The Company utilizes a Level 2 valuation input based upon the market trading prices of the Senior Notes to compute the fair value as these Senior Notes are traded in the debt securities market. The Senior Notes are considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
(4)	The Company does not believe it is practicable to estimate the fair value of the outstanding standby letters of credit and does not expect any material loss since the performance of the letters of credit is not likely to be required.

18.	BUSINESS COMBINATIONS

The Company consummated acquisitions under the purchase method of accounting, and the purchase price was allocated to the assets and liabilities based upon their respective fair values as determined as of the acquisition date. Merger and acquisition costs are excluded from the purchase price as these costs are expensed for book purposes and amortized for tax purposes.

2015 Acquisitions

Acquisition Of Lincoln Financial Media Company

On July 16, 2015, the Company acquired under a Stock Purchase Agreement (“SPA”) with The Lincoln National Life Insurance Company the stock of one of its subsidiaries, Lincoln Financial Media Company (“Lincoln”), which hold through subsidiaries the assets and liabilities of radio stations serving the Atlanta, Denver, Miami and San Diego markets. The purchase price was $105.0 million of which: (1) $77.5 million was paid in cash using $42.0 million in borrowing under the Company’s Revolver together with cash on hand; and (2) $27.5 million was paid with the Company’s issuance of Preferred. The SPA, originally dated December 7, 2014 and subsequently amended on July 10, 2015, provided for a working capital reimbursement to Lincoln of $11.0 million before a working capital credit to the Company of $2.7 million. The SPA provided for a step-up in basis for tax purposes.

Three Denver radio stations acquired from Lincoln together with another Denver radio station were included in an exchange transaction as described below in Note 18.

The Company recorded goodwill on its books, which is fully deductible for income tax purposes. Management believes that this acquisition provides the Company with an opportunity to increase its national footprint to compete more effectively for national business and to benefit from certain operational synergies. In addition, this acquisition allows for certain operational synergies in programming, sales and administration that were not available to Lincoln.

The preliminary purchase price allocations are based upon a preliminary valuation of assets and liabilities and the estimates and assumptions are subject to change as the Company obtains additional information during the measurement period, which may be up to one year from the acquisition date. The assets and liabilities pending finalization include the valuation of acquired intangible assets and working capital. Differences between the preliminary and final valuation could be substantially different from the initial estimates.

The following table reflects the aggregate fair value purchase price allocation of these assets and liabilities and is management’s estimate.

	As Reported			As Revised
	September 30,			December 31,	Useful Lives In Years
Description	2015	Adjustment		2015	From	To
	(Amounts in thousands)
Cash	$2,246	$		$2,246
Net accounts receivable	11,908		25	11,933	less than 1 year
Prepaid expenses, deposits and other	953		17	970	less than 1 year

Total current assets	15,107		42	15,149

Land	7,368		—	7,368	non-depreciating
Land improvements	87		—	87	15	15
Building	1,067		—	1,067	15	25
Leasehold improvements	973		—	973	2	11
Equipment and towers	8,651		—	8,651	3	40
Furniture and fixtures	29		—	29	5	5

Total tangible property	18,175		—	18,175

Assets held for sale	1,885		—	1,885
Other intangibles	487		—	487	1	5
Broadcasting licenses	79,209		—	79,209	non-amortizing
Goodwill	5,866		(1,364)	4,502	non-amortizing
Deferred tax assets	—		1,364	1,364	over remaining lease life

Total intangible and other assets	87,447		—	87,447

Total assets	$120,729		$42	$120,771

Accounts payable	$723		$—	$723	less than 1 year
Accrued expenses	3,232		234	3,466	less than 1 year
Other current liabilities	12		—	12	less than 1 year

Total current liabilities	3,967		234	4,201

Unfavorable contracts and other liabilities	3,272		—	3,272	over remaining lease life

Total liabilities acquired	$7,239		$234	$7,473

Net assets acquired	$113,490		$(192)	$113,298

The allocations as of December 31, 2015, were revised during the fourth quarter of 2015 due to: (1) a change in working capital based upon information that was not available at the time of the original estimate; and (2) the recording of a deferred tax asset associated with certain underlying unfavorable lease and contract liabilities, net of a deferred tax liability for a separate company state valuation allowance.

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

Exchange Transaction: Denver, Colorado, And Los Angeles, California

On November 24, 2015, the Company completed an asset exchange agreement (“AEA”) with Bonneville International Corporation (“Bonneville”) that was entered into on July 10, 2015. The Company divested four Denver, Colorado, radio stations as consideration by the Company in exchange for a radio station in Los Angeles,

California. The Company, which did not require cash to complete this transaction, now owns: (1) one station in Los Angeles, a new market for the Company; and (2) five radio stations in the Denver market, an existing market for the Company. The Company recorded both the disposition and the acquisition on its balance sheet as of December 31, 2015.

On July 17, 2015 the Company entered into two TBAs. Pursuant to these TBAs, on July 17, 2015, the Company commenced operation of the Los Angeles station and Bonneville commenced operation of the Denver stations. During the period of the TBAs (July 17, 2015 through November 24, 2015), the Company: (i) included net revenues and station operating expenses associated with the Company’s operation of the Los Angeles station in the Company’s consolidated financial statements; and (ii) excluded net revenues and station operating expenses associated with Bonneville’s operation of the Denver stations in the Company’s consolidated financial statements. The Company incurred no TBA expense to Bonneville for operation of the Los Angeles station and received $0.3 million of monthly TBA income from Bonneville during the period of the TBA. The Company did not consider the net revenues and station operating expenses to be material to the Company’s financial position, results of operations or cash flows.

Certain of the Denver radio stations that were exchanged with Bonneville qualified as assets held for sale as of September 30, 2015. In addition, during the period of the TBA, certain of the assets and liabilities that were held in a trust (KKFN FM) and operated by Bonneville were deconsolidated by the Company as of September 30, 2015 as Bonneville was the primary beneficiary absorbing the majority of the profits and losses. For all other assets during the period of the TBA, the Company was the primary beneficiary absorbing the majority of the profits and losses. Upon closing, there were no remaining assets held for sale or outstanding VIEs related to this transaction.

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

	As Reported		As Revised
	September 30,		December 31,	Useful Lives In Years
Description	2015	Adjustment	2015	From	To
	(amounts in thousands)
Other receivables	$4,175	$689	$4,864

Equipment	1,012	—	1,012	3	15
Furniture and fixtures	121	—	121	5	5

Total tangible property	1,133	—	1,133

Advertiser lists and customer relationships	1	—	1	3	3
Trademarks and trade names	2	—	2	5	5
Broadcasting licenses	53,371	(314)	53,057	non-amortizing
Goodwill	641	(375)	266	non-amortizing

Total intangible assets	54,015	(689)	53,326

Total assets	59,323	—	59,323
Unfavorable contract and lease liabilities	(323)	—	(323)	1	4

Net assets acquired	$59,000	$—	$59,000

Fair value of net assets provided as consideration	$59,000	$—	$59,000

The allocations as of December 31, 2015 were revised primarily to reflect a change in the original estimate of accounts receivable available for recovery.

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

In valuing the non-monetary assets that were part of the consideration transferred, the Company utilized the fair value as of the acquisition date, with any excess of the purchase price over the net assets acquired reported as goodwill. The fair value was measured from the perspective of a market participant, applying the same methodology and types of assumptions as described above in estimating the fair value of the acquired assets and liabilities. Applying these methodologies requires significant judgment. The Company reported in the statements of operations for the year ended December 31, 2015 a non cash gain of $1.5 million under gain (loss) on sale or disposal of assets on the Denver assets provided as consideration, primarily from the non-Lincoln assets included in the exchange.

Summary Of Lincoln And Bonneville Transactions By Radio Station

Bonneville Exchange
Markets	Radio Stations	Transactions
Los Angeles, CA	KSWD FM	Company acquired from Bonneville
Denver, CO	KOSI FM	Company disposed to Bonneville
Denver, CO	KYGO FM; KEPN AM	Company disposed to Bonneville
Denver, CO	KKFN FM	The trust disposed to Bonneville

Lincoln Acquisition
Markets	Radio Stations	Transactions
Denver, CO	KKFN FM	The trust acquired from Lincoln
Denver, CO	KYGO FM; KEPN AM	Company acquired from Lincoln
Denver, CO	KQKS FM; KRWZ AM	Company acquired from Lincoln
Atlanta, GA	WSTR FM; WQXI AM	Company acquired from Lincoln
Miami, FL	WAXY AM/FM; WLYF FM; WMXJ FM	Company acquired from Lincoln
San Diego, CA	KBZT FM; KSON FM/KSOQ FM; KIFM FM	Company acquired from Lincoln

Merger And Acquisition Costs And Restructuring Charges

Merger and acquisition costs and restructuring charges were expensed as a separate line item in the statement of operations. These costs consist primarily of legal, professional, advisory services and restructuring costs (as identified below) related to the Company’s acquisition of Lincoln and the Company’s exchange agreement with Bonneville.

During the third and fourth quarters of 2015, the Company initiated a restructuring plan primarily as a result of the integration of the Lincoln radio stations acquired in July 2015. The restructuring plan included: (1) costs associated with exiting contractual vendor obligations as these obligations were duplicative; (2) a workforce reduction and realignment charges that included one-time termination benefits and related costs; and (3) lease abandonment costs as described below. The estimated amount of unpaid restructuring charges as of December 31, 2015 were included in accrued expenses as most expenses are expected to be paid within one year.

In connection with the Lincoln acquisition, the Company assumed a studio lease in one of its markets that included excess space. During the fourth quarter of 2015, the Company ceased using a portion of the space after analyzing its future needs as well as comparing its space utilization in other of the Company’s markets. As a result, the Company recorded a lease abandonment expense during the fourth quarter of 2015. Lease abandonment costs include future lease liabilities offset by estimated sublease income. Due to the location of the space in an area of the city that is not considered prime, including a very high vacancy rate in the existing and neighboring building in a soft rental market that is expected to continue throughout the remaining term of the lease, the Company did not include an estimate to sublease any of the space. The Company will continue to evaluate the opportunities to sublease this space and revise its sublease estimates accordingly. Any increase in the estimate of sublease income will be reflected through the income statement and such amount will also reduce the lease abandonment liability. The lease expires in the year 2026. The lease liability is discounted using a credit risk adjusted basis utilizing the estimated rental cash flows over the remaining term of the agreement.

	Years Ended December 31,
	2015	2014	2013
	(amounts in thousands)
Restructuring charges - beginning balance	$—	$—	$—
Costs to exit duplicative contracts	646	—	—
Workforce reduction	1,538	—	—
Lease abandonment costs	687	—	—
Changes in estimates	(13)	—	—

Total restructuring charges	2,858	—	—
Merger and acquisition costs	3,978	1,042	—

Total merger & acquisition costs and restructuring charges	$6,836	$1,042	$—

Total restructuring charges	$2,858	$—	$—
Deductions from reserves through payments	(1,172)	—	—

Restructuring charges unpaid and outstanding	$1,686	$—	$—

Under purchase price accounting for the Lincoln and Bonneville acquisitions, the Company recorded unfavorable lease and contract liabilities for studio and transmitter site property leases and vendor contracts as these contracts contained terms that were considered to be above market rates. The unfavorable liabilities are reflected in other long-term liabilities in the consolidated balance sheets and are amortized as a reduction to station operating expenses on a straight-line basis over the lives of the leases and contracts. The future amortization of unfavorable leases and contracts is as follows:

As Of December 31, 2015
(amounts in thousands)
Years ending December 31,
2016	$1,041
2017	875
2018	295
2019	167
2020	147
Thereafter	518

$3,043

Lease Abandonment Costs

During the second quarter of 2013, the Company entered into a sublease for previously abandoned studio space. As a result, the Company eliminated a lease abandonment liability of $0.7 million and recorded a reduction to station operating expenses of $0.6 million, net of broker’s commission. The lease expires during the third quarter of 2018.

Acquisitions For 2014 and 2013

There were no acquisitions during these periods.

Unaudited Pro Forma Summary Of Financial Information

The following pro forma information presents the consolidated results of operations as if the Lincoln and the Bonneville exchange transactions had occurred as of the beginning of the prior pro forma period presented, after giving effect to certain adjustments, including: (1) depreciation and amortization of assets; (2) amortization of unfavorable contracts related to the fair value adjustments of the assets acquired; (3) change in the effective tax rate;

(4) interest expense on any debt incurred; (5) merger and acquisition costs and restructuring charges; and (6) accrued dividends on the Preferred. For purposes of this presentation, the pro forma data: (a) excludes certain Lincoln radio stations disposed to Bonneville as the Company never operated these stations and does not expect to operate these stations at a future time (KYGO FM; KKFN FM and KEPN AM); and (b) excludes a radio station disposed to Bonneville and operated by the Company prior to the TBA (KOSI FM) as these assets were a key component of the assets acquired. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future. No adjustments have been made to the 2013 financial data as presented.

	Years Ended December 31,
	2015	2014	2013
	(amounts in thousands, except per share data)
	Pro Forma	Pro Forma	Actual
Net revenues	$442,485	$437,597	$377,618

Net income (loss) available to the Company	$33,050	$22,736	$26,024

Net income (loss) available to common shareholders	$30,850	$21,086	$26,024

Net income (loss) available to commons shareholders per common share - basic	$0.81	$0.56	$0.70

Net income (loss) available to commons shareholders per common share - diluted	$0.79	$0.55	$0.68

Weighted shares outstanding basic	38,084	37,763	37,418

Weighted shares outstanding diluted	39,038	38,664	38,301

Conversion of preferred stock for dilutive purposes under the as if method	anti-dilutive	anti-dilutive	n/a

19.	ASSETS HELD FOR SALE

Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. The Company measures assets held for sale at the lower of their carrying amount or fair value less cost to sell. Additionally, the Company determined that these assets comprise operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. As of December 31, 2015, the Company classified assets held for sale, which primarily reflect: (1) an AM radio station in Denver, Colorado, that is described in Note 20, Contingencies And Commitments; (2) land, building and a tower at a tower/antenna site to be sold to a government agency; and (3) land and a building that the Company formerly used as its main studio facility in one of its markets and a co-located tower/antenna structure for two of its AM radio stations that the Company plans to relocate to other suitable sites.

Goodwill, which is usually measured at the market level rather than the station level, is not included with the sale of the Denver radio station. It is expected that the cash flows of this radio station will not be migrated to other Company-owned radio stations in the Denver market. As a result, the Company determined that it was not appropriate to include an amount of goodwill that is attributable to this radio station.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determined that the carrying value of these assets was less than the fair value by utilizing offers from third parties for a bundle of assets. This is considered a Level 3 measurement.

The major categories of these assets are as follows:

Assets Held For Sale	As Of December 31, 2015
(amounts in thousands)
Land and land improvements	$3,972
Building	1,036
Equipment	497

Total property and equipment	5,505
Depreciation and amortization	796

Net property and equipment	4,709

Radio broadcasting licenses	1,397

Total intangibles	1,397

Assets held for sale	$6,106

During the fourth quarter of 2014, the Company completed the sale of land at a former transmitter site that was previously reflected as held for sale and received $2.1 million in cash.

Impairment Of Assets Held For Sale

In 2013, the Company determined that the carrying value of land it was holding for sale was in excess of the fair value less the cost to sell. The Level 3 fair value measurement was determined using a third party’s offer as representative of the fair value. The third party’s offer was accepted by the Company in early July 2013. As a result, the Company recorded an impairment of $0.9 million in 2013.

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

Insurance

The Company uses a combination of insurance and self-insurance mechanisms to mitigate the potential liabilities for workers’ compensation, general liability, property, directors’ and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering claims experience, demographic factors, severity factors, outside expertise and other actuarial assumptions. Under these policies, the Company is required to maintain letters of credit in the amount of $0.7 million.

Broadcast Licenses

The Company could face increased costs in the form of fines and a greater risk that the Company could lose any one or more of its broadcasting licenses if the Federal Communications Commission (the “FCC”) concludes that programming broadcast by a Company station was obscene, indecent or profane and such conduct warrants license revocation. The FCC’s authority to impose a fine for the broadcast of such material is $325,000 for a single incident, with a maximum fine of up to $3,000,000 for a continuing violation. In the past, the FCC has issued Notices of Apparent Liability and a Forfeiture Order with respect to several of the Company’s stations proposing fines for certain programming which the FCC deemed to have been indecent. These cases are the subject of pending administrative appeals. The FCC has also investigated other complaints from the public that some of the Company’s stations broadcast indecent programming. These investigations remain pending. The FCC initiated an investigation into an incident where a person died in January 2007 after participating in a contest at one of the Company’s stations and this investigation remains pending. The Company has determined that, at this time, the amount of potential fines and penalties, if any, cannot be estimated.

The Company has filed, on a timely basis, renewal applications for those radio stations with radio broadcasting licenses that are subject to renewal with the FCC. The Company’s costs to renew its licenses with the FCC are nominal and are expensed as incurred rather than capitalized. Seven of the Company’s FCC radio station license renewal applications filed in the most recent 2011-2014 renewal application window have not yet been granted. For five of those seven stations, license renewal applications filed during the prior 2003-2006 renewal application window have also not yet been granted. The Company continues to operate these radio stations under their existing licenses until the licenses are renewed. The FCC may delay the renewal pending the resolution of open inquiries. The affected stations are, however, authorized to continue operations until the FCC acts upon the renewal applications.

Pending Divestiture

In December 2015, the Company entered into an agreement with a buyer to dispose of KRWZ AM in Denver, Colorado, for the amount of $3.8 million in cash. The Company believes that the elimination of this station, with a marginal market share, will not alter the Company’s competitive position in the market for the remaining four stations the Company will continue to operate in this market. The Company anticipates that this transaction, which is subject to FCC approval, will close in the first half of 2016. Upon completion of this transaction, the Company expects to report a nominal gain on the disposition of these assets.

Accounting guidelines for variable interest entities require that the primary beneficiary consolidate the entity into its financial statements. The Company will remain as the primary beneficiary until the transaction is completed as the Company will absorb all of the profits and losses from the operation of the entity holding the Denver, Colorado, radio station, KRWZ AM.

Other Matters

During the third quarter of 2014, the Company settled a legal claim for $1.0 million. The amount was included in corporate general and administrative expenses for the year ended December 31, 2014.

Leases And Other Contracts

Rental expense is incurred principally for office and broadcasting facilities. Certain of the leases contain clauses that provide for contingent rental expense based upon defined events such as cost of living adjustments and/or maintenance costs in excess of pre-defined amounts.

The Company also has rent obligations under a sale and leaseback transaction whereby the Company sold certain of its radio broadcasting towers to a third party for cash in return for long-term leases on these towers. These sale and leaseback obligations are listed in the future minimum annual commitments table. The Company sold these towers as operating these towers to maximize tower rental income was not part of the Company’s core strategy.

The following table provides the Company’s rent expense for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
	(amounts in thousands)
Rent Expense	$16,116	$14,556	$13,226

The Company also has various commitments under the following types of contracts:

	Future Minimum Annual Commitments
	Rent Under Operating Leases	Sale Leaseback Operating Leases	Programming And Related Contracts	Total
	(amounts in thousands)
Years ending December 31,
2016	$17,167	$841	$81,589	$99,597
2017	17,174	865	32,317	50,356
2018	14,552	891	9,957	25,400
2019	12,935	918	2,129	15,982
2020	9,903	946	551	11,400
Thereafter	28,301	9,691	258	38,250

	$100,032	$14,152	$126,801	$240,985

21.	GUARANTOR ARRANGEMENTS

Guarantor Arrangements

The Company recognizes, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The following is a summary of agreements that the Company has determined are within the scope of guarantor arrangements:

•	The Company enters into indemnification agreements in the ordinary course of business. Under these agreements, the Company typically indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes that the estimated fair value of these agreements is minimal. Accordingly, the Company has not recorded liabilities for these agreements as of December 31, 2015.

•	Under the Company’s Credit Facility, the Company is required to reimburse lenders for any increased costs that they may incur in the event of a change in law, rule or regulation resulting in their reduced returns from any change in capital requirements. The Company cannot estimate the potential amount of any future payment under this provision, nor can the Company predict if such an event will ever occur.

•	In connection with many of the Company’s acquisitions, the Company enters into time brokerage agreements or local marketing agreements for specified periods of time, usually six months or less, whereby the Company typically indemnifies the owner and operator of the radio station, their employees, agents and contractors from liability, claims and damages arising from the activities of operating the radio station under such agreements. The maximum potential amount of any future payments the Company could be required to make for any such previous indemnification obligations is indeterminable at this time. The Company has not, however, previously incurred any significant costs to defend lawsuits or settle claims relating to any such indemnification obligation.

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

The following tables set forth the condensed financial data (other than the statements of shareholders’ equity and statements of comprehensive income as these statements are not condensed) of the Parent Company:

•	the balance sheets as of December 31, 2015 and 2014;

•	the statements of operations for the years ended December 31, 2015, 2014 and 2013;

•	the statements of shareholders’ equity for the years ended December 31, 2015, 2014 and 2013; and

•	the statements of cash flows for the years ended December 31, 2015, 2014 and 2013.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED PARENT COMPANY BALANCE SHEETS

(amounts in thousands)

	2015	2014
ASSETS
Current Assets	$7,289	$6,446
Property And Equipment - Net	472	495
Deferred Charges And Other Assets - Net	3,807	2,233
Investment In Subsidiaries / Intercompany	424,493	360,091

TOTAL ASSETS	$436,061	$369,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$19,631	$14,041
Long Term Liabilities	27,361	26,203

Total Liabilities	46,992	40,244

Perpectual Cumulative Convertible Preferred Stock	27,619	—
Shareholders’ Equity:
Class A, B and C Common Stock	397	391
Additional Paid-In Capital	611,754	608,515
Accumulated Deficit	(250,701)	(279,885)

Total shareholders’ equity	361,450	329,021

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$436,061	$369,265

See notes to condensed Parent Company financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED PARENT COMPANY INCOME STATEMENTS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2015	2014	2013
NET REVENUES	$1,536	$1,309	$615

OPERATING (INCOME) EXPENSE:
Depreciation and amortization expense	1,123	1,217	1,122
Corporate general and administrative expenses	26,395	26,463	24,229
Merger and acquisition costs and restructuring charges	6,836	1,042	—
Net (gain) loss on sale or disposal of assets	(601)	(601)	(1,954)

Total operating expense	33,753	28,121	23,397

OPERATING INCOME (LOSS)	(32,217)	(26,812)	(22,782)

OTHER (INCOME) EXPENSE:
Net interest expense, including amortization of deferred financing expense	—	15	1
Other expense (income)	—	—	(165)
Income from equity investment in subsidiaries	(79,838)	(73,561)	(71,118)

TOTAL OTHER (INCOME) EXPENSE	(79,838)	(73,546)	(71,282)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	47,621	46,734	48,500

INCOME TAXES (BENEFIT)	18,437	19,911	22,476

NET INCOME (LOSS) AVAILABLE TO THE COMPANY	29,184	26,823	26,024

Preferred stock dividend	(752)	—	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$28,432	$26,823	$26,024

See notes to condensed Parent Company financial statements.

ENTERCOM COMMUNICATIONS CORP.

PARENT COMPANY STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(amounts in thousands, except share data)

						Retained
	Common Stock				Additional	Earnings
	Class A		Class B		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, December 31, 2012	31,226,047	$312	7,197,532	$72	$601,847	$(332,737)	$269,494
Net income (loss) available to the Company	—	—	—	—	—	26,024	26,024
Compensation expense related to granting of stock awards	96,560	1	—	—	4,269	—	4,270
Exercise of stock options	171,625	2	—	—	243	—	245
Purchase of vested employee restricted stock units	(186,038)	(2)	—	—	(1,638)	—	(1,640)

Balance, December 31, 2013	31,308,194	313	7,197,532	72	604,721	(306,713)	298,393
Net income (loss) available to the Company	—	—	—	—	—	26,823	26,823
Compensation expense related to granting of stock awards	638,102	7	—	—	5,225	—	5,232
Exercise of stock options	57,500	—	—	—	82	—	82
Purchase of vested employee restricted stock units	(141,502)	(1)	—	—	(1,513)	—	(1,514)
Forfeitures of dividend equivalents	—	—	—	—	—	5	5

Balance, December 31, 2014	31,862,294	319	7,197,532	72	608,515	(279,885)	329,021
Net income (loss) available to the Company	—	—	—	—	—	29,184	29,184
Compensation expense related to granting of stock awards	738,195	7	—	—	5,517	—	5,524
Exercise of stock options	11,750	—	—	—	35	—	35
Purchase of vested employee restricted stock units	(131,688)	(1)	—	—	(1,561)	—	(1,562)
Preferred stock dividend	—	—	—	—	(752)	—	(752)

Balance, December 31, 2015	32,480,551	$325	7,197,532	$72	$611,754	$(250,701)	$361,450

See notes to Parent Company financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2015	2014	2013
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(25,355)	$(21,652)	$(18,167)

INVESTING ACTIVITIES:
Additions to property and equipment	(304)	(213)	(146)
Deferred charges and other assets	(1,142)	(481)	(468)
Proceeds (distributions) from investments in subsidiaries	29,030	23,610	20,208

Net cash provided by (used in) investing activities	27,584	22,916	19,594

FINANCING ACTIVITIES:
Payment of fees associated with the issuance of preferred stock	(220)	—	—
Proceeds from the exercise of stock options	35	82	245
Purchase of vested employee restricted stock units	(1,562)	(1,514)	(1,640)
Payment of dividend equivalents on vested restricted stock units	(7)	—	—
Payment of dividends	(413)	—	—

Net cash provided by (used in) financing activities	(2,167)	(1,432)	(1,395)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	62	(168)	32
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	133	301	269

CASH AND CASH EQUIVALENTS, END OF YEAR	$195	$133	$301

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

Events occurring after December 31, 2015 and through the date that these consolidated financial statements were issued were evaluated to ensure that any subsequent events that met the criteria for recognition have been included.

23.	SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)

The following table presents unaudited operating results for each quarter within the two most recent years. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the following quarterly results when read in conjunction with the financial statements included elsewhere in this report. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year. The Company’s financial results are also not comparable from quarter to quarter due to the Company’s acquisitions and dispositions of radio stations as described in Note 18 and due to the seasonality of revenues, with revenues usually the lowest in the first quarter of each year.

	Quarters Ended
	December 31	September 30	June 30	March 31
	(amounts in thousands, except per share data)
2015
Net revenues	$117,704	$114,662	$100,592	$78,420
Operating income	$32,555	$23,159	$20,615	$9,253
Net income (loss) available to the Company	$14,088	$8,442	$6,747	$(93)
Net income (loss) available to common shareholders	$13,675	$8,103	$6,747	$(93)
Net income (loss) available to common shareholders per share - basic (1)	$0.36	$0.21	$0.18	$—

Weighted average common shares outstanding - basic	38,088	38,076	38,074	38,026

Net income (loss) available to common shareholders per share - diluted (1)	$0.34	$0.21	$0.17	$—

Weighted average common shares outstanding - diluted	40,974	38,913	38,929	38,026

	Quarters Ended
	December 31	September 30	June 30	March 31
	(amounts in thousands, except per share data)
2014
Net revenues	$101,513	$99,840	$100,201	$78,235
Operating income	$28,531	$21,205	$23,916	$11,924
Net income (loss) available to the Company	$10,850	$6,473	$8,137	$1,363
Net income (loss) available to common shareholders	$10,850	$6,473	$8,137	$1,363
Net income (loss) available to common shareholders per share - basic (1)	$0.29	$0.17	$0.22	$0.04

Weighted average common shares outstanding - basic	37,779	37,693	37,687	37,660

Net income (loss) available to common shareholders per share - diluted (1)	$0.28	$0.17	$0.21	$0.04

Weighted average common shares outstanding - diluted	38,730	38,482	38,446	38,501

(1)	Basic and diluted net income per share is computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly per share amounts may not equal the annual per share amounts reported.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bala Cynwyd, Pennsylvania, on February 26, 2016.

ENTERCOM COMMUNICATIONS CORP.

By:	/s/ DAVID J. FIELD
David J. Field, President, Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

Principal Executive Officer:

/s/ DAVID J. FIELD	President, Chief Executive Officer	February 26, 2016
David J. Field	and a Director

Principal Financial Officer:

/s/ STEPHEN F. FISHER	Executive Vice President and	February 26, 2016
Stephen F. Fisher	Chief Financial Officer

Principal Accounting Officer:

/s/ EUGENE D. LEVIN	Vice President, Treasurer and Controller	February 26, 2016
Eugene D. Levin

Directors:

/s/ JOSEPH M. FIELD	Chairman of the Board	February 26, 2016
Joseph M. Field

/s/ DAVID J. BERKMAN	Director	February 26, 2016
David J. Berkman

/s/ JOEL HOLLANDER	Director	February 26, 2016
Joel Hollander

/s/ MARK R. LANEVE	Director	February 26, 2016
MARK R. LANEVE

/s/ DAVID LEVY	Director	February 26, 2016
DAVID LEVY

INDEX TO EXHIBITS

Exhibit Number	Description

3.01	Amended and Restated Articles of Incorporation of the Entercom Communications Corp. (1)

3.02	Amended and Restated Bylaws of the Entercom Communications Corp. (2)

3.03	Statement with Respect to Shares, filed with the Pennsylvania Department of State on July 16, 2015. (3) (Originally filed as Exhibit 3.1)

4.01	Credit Agreement, dated as of November 23, 2011, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (4) (Originally filed as Exhibit 4.1)

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

4.03

Second Amendment To Credit Agreement, dated as of December 2, 2013, among Entercom Radio, LLC, as the

Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and

the lenders party thereto. (6)

4.04	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. (3) (Originally filed as Exhibit 4.2)

4.05	Form of Note. (4) (Originally filed as Exhibit 4.3)

4.06	Registration Rights Agreement, dated July 16, 2015, by and between Entercom Communications Corp. and The Lincoln National Life Insurance Company. (3) (Originally filed as Exhibit 4.1)

10.01	Amended and Restated Employment Agreement, dated December 23, 2010, between Entercom Communications Corp. and David J. Field. (7) (Originally filed as Exhibit 10.01)

10.02	Employment Agreement, dated July 1, 2007, between Entercom Communications Corp. and Joseph M. Field. (8)

10.03	First Amendment To Employment Agreement, dated December 15, 2008, between Entercom Communications Corp. and Joseph M. Field. (9)

10.04	Amended and Restated Employment Agreement, dated October 27, 2015, between Entercom Communications Corp. and Stephen F. Fisher. (10)

10.05	Employment Agreement, dated as of January 1, 2013 between Entercom Communications Corp. and Andrew P. Sutor, IV. (11)

10.06	Employment Agreement, dated May 5, 2015, between Entercom Communications Corp. and Louise Kramer. (10)

10.07	Entercom Non-Employee Director Compensation Policy adopted February 19, 2015. (12)

10.08	Amended and Restated Entercom Equity Compensation Plan. (13)

10.09	Entercom Annual Incentive Plan. (14)

21.01	Information Regarding Subsidiaries of Entercom Communications Corp. (10)

23.01	Consent of PricewaterhouseCoopers LLP. (10)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (10)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (10)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (15)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (15)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Exhibit 3.01 to our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.

(2)	Incorporated by reference to Exhibit 3.01 to our Current Report on Form 8-K filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on July 17, 2015.
(4)	Incorporated by reference to an exhibit (as indicated above) to our Current report on Form 8-K filed on November 25, 2011.
(5)	Incorporated by reference to Exhibit 4.02 to our Annual Report on Form 10-K for the year ended December 31, 2012, as filed on February 27, 2013.
(6)	Incorporated by reference to Exhibit 4.03 to our Annual Report on Form 10-K for the year ended December 31, 2013, as filed on March 3, 2014.
(7)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2010, as filed on February 9, 2011.
(8)	Incorporated by reference to Exhibit 10.02 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2007, as filed on November 21, 2007.
(9)	Incorporated by reference to Exhibit 10.04 to our Annual Report on Form 10-K for the year ended December 31, 2008, as filed on February 26, 2009.
(10)	Filed herewith.
(11)	Incorporated by reference to Exhibit 10.01 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as filed on May 9, 2013.
(12)	Incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K as filed on February 19, 2015.
(13)	Incorporated by reference to Exhibit A to our Proxy Statement on Schedule 14A filed on March 20, 2014.
(14)	Incorporated by reference to Exhibit A to our Proxy Statement on Schedule 14A filed on March 16, 2012.
(15)	These exhibits are submitted as “accompanying” this Annual Report on Form 10-K and shall not be deemed to be “filed” as part of such Annual Report on Form 10-K.